Form 10-Q
period 2013-09-30
Extended Stay America, Inc.; ESH Hospitality, Inc.
filed 2013-12-18
CIK 1581164, 1507563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36190	Commission File Number: 001-36191

Extended Stay America, Inc.	ESH Hospitality, Inc.
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

Delaware	Delaware
(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation or organization)

46-3140312	27-3559821
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

11525 N. Community House Road, Suite 100 Charlotte, North Carolina 28277	11525 N. Community House Road, Suite 100 Charlotte, North Carolina 28277
(Address of principal executive offices, zip code)	(Address of principal executive offices, zip code)

(980) 345-1600	(980) 345-1600
(Registrant’s telephone number, including area code)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether any Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the Registrants have filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

204,787,500 shares of common stock, par value $0.01 per share, of Extended Stay America, Inc., which are attached to and traded together with 204,787,500 shares of Class B common stock, par value $0.01 per share, of ESH Hospitality, Inc., and 250,295,833 shares of Class A common stock, par value $0.01 per share, of ESH Hospitality, Inc., all outstanding as of December 18, 2013.

EXTENDED STAY AMERICA, INC.

ESH HOSPITALITY, INC.

QUARTERLY REPORT ON FORM 10-Q

INDEX

		Page No.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS		1

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements	2

ESH Hospitality LLC and Subsidiaries and ESH Hospitality Strategies LLC and Subsidiaries (collectively, “Company Predecessor”) Condensed Consolidated and Combined Financial Statements (Unaudited).		2
Condensed Consolidated and Combined Balance Sheets as of September 30, 2013 and December 31, 2012		2
Condensed Consolidated and Combined Statements of Operations for the Three and Nine Months ended September 30, 2013 and 2012		3
Condensed Consolidated and Combined Statements of Comprehensive Income for the Three and Nine Months ended September 30, 2013 and 2012		4
Condensed Consolidated and Combined Statement of Changes in Combined Equity for the Nine Months ended September 30, 2013		5
Condensed Consolidated and Combined Statements of Cash Flows for the Nine Months ended September 30, 2013		6
Notes to Condensed Consolidated and Combined Financial Statements		7
ESH Hospitality LLC and Subsidiaries (“ESH REIT Predecessor”) Condensed Consolidated Financial Statements (Unaudited)		19
Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012		19
Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2013 and 2012		20
Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months ended September 30, 2013 and 2012		21
Condensed Consolidated Statement of Changes in Equity for the Nine Months ended September 30, 2013		22
Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2013		23
Notes to Condensed Consolidated Financial Statements		24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	58

Item 4.	Controls and Procedures	59

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	60

Item 1A.	Risk Factors	60

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60

Item 3.	Defaults Upon Senior Securities	60

Item 4.	Mine Safety Disclosures	60

Item 5.	Other Information	60

Item 6.	Exhibits	60

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical facts included in this report on Form 10-Q may be forward-looking. When used in this report on Form 10-Q, the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “will,” “look forward to” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this report on Form 10-Q. Such risks, uncertainties and other important factors include, but are not limited to:

•	changes in U.S. general and local economic activity and the impact of these changes on consumer demand for lodging and related services in general and for extended stay lodging in particular;

•	levels of spending in the business, travel and leisure industries, as well as consumer confidence;

•	increased competition and the over-building of hotels in our markets;

•	incidents or adverse publicity concerning our hotels or other extended stay hotels;

•	our ability to implement our business strategies profitably;

•	declines in occupancy and average daily rate;

•	our ability to retain the services of certain members of our management;

•	the ability of ESH Hospitality, Inc. to remain qualified as a REIT under the Code;

•	actual or constructive ownership (including deemed ownership by virtue of certain attribution provisions under the Code) of Paired Shares by investors who we do not control may cause ESH Hospitality, Inc. to fail to meet the REIT income tests;

•	the availability of capital for renovations and future acquisitions;

•	the high fixed cost of hotel operations;

•	the seasonal and cyclical nature of the real estate and lodging businesses;

•	interruptions in transportation systems, which may result in reduced business or leisure travel;

•	events beyond our control, such as war, terrorist attacks, travel-related health concerns and natural disasters;

•	changes in distribution arrangements, such as through internet travel intermediaries;

•	our ability to keep pace with improvements in technology utilized for reservations systems and other operating systems;

•	decreases in brand loyalty due to increasing use of internet reservation channels;

•	fluctuations in the supply and demand for hotel rooms;

•	changes in the tastes and preferences of our customers;

•	our ability to integrate and successfully operate any hotel properties acquired in the future and the risks associated with these hotel properties;

•	changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs;

•	the cost of compliance with and liabilities under environmental, health and safety laws;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	increases in interest rates and operating costs;

•	our substantial indebtedness;

•	inadequate insurance coverage;

•	adverse litigation judgments or settlements; and

•	the Sponsors’ control of us.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements, including those factors discussed in our Prospectus dated November 12, 2013, filed with the SEC on November 13, 2013 (the “IPO Prospectus”) and in other filings with the SEC. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

ESH HOSPITALITY LLC AND SUBSIDIARIES AND ESH HOSPITALITY STRATEGIES LLC AND SUBSIDIARIES (COLLECTIVELY, “COMPANY PREDECESSOR”)

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

(In thousands)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS

PROPERTY AND EQUIPMENT—Net of accumulated depreciation of $396,491 and $275,342	$4,092,400	$4,110,622
RESTRICTED CASH	147,685	61,613
CASH AND CASH EQUIVALENTS	163,512	103,582
INTANGIBLE ASSETS—Net of accumulated amortization of $4,096 and $3,066	33,374	34,404
GOODWILL	55,633	55,633
DEFERRED FINANCING COSTS—Net of accumulated amortization of $10,188 and $1,027	56,743	65,592
ACCOUNTS RECEIVABLE—Net of allowance for doubtful accounts of $1,304 and $975	29,451	18,549
OTHER ASSETS	33,375	41,739

TOTAL ASSETS	$4,612,173	$4,491,734

LIABILITIES AND COMBINED EQUITY

LIABILITIES:
Mortgage loans payable	$2,525,521	$2,525,708
Mezzanine loans payable	1,080,000	1,080,000
Accounts payable and accrued liabilities	164,274	124,362
Deferred tax liabilities	8,772	8,849

Total liabilities	3,778,567	3,738,919

COMMITMENTS AND CONTINGENCIES (Note 9)

COMBINED MEMBERS’ EQUITY:
Members’ capital—ESH Hospitality LLC	744,037	740,649
Member’s capital—ESH Hospitality Strategies LLC	3,875	3,875
Retained earnings	83,776	5,010
Foreign currency translation	(76)	124

Total combined members’ equity	831,612	749,658
NONCONTROLLING INTERESTS	1,994	3,157

Total combined equity	833,606	752,815

TOTAL LIABILITIES AND COMBINED EQUITY	$4,612,173	$4,491,734

See accompanying notes to unaudited condensed consolidated and combined financial statements.

ESH HOSPITALITY LLC AND SUBSIDIARIES AND ESH HOSPITALITY STRATEGIES LLC AND SUBSIDIARIES (COLLECTIVELY, “COMPANY PREDECESSOR”)

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES:
Room revenues	$308,077	$274,111	$849,654	$740,616
Other hotel revenues	5,297	4,717	13,562	12,799
Management fees, license fees and other revenues	279	2,545	830	7,492

Total revenues	313,653	281,373	864,046	760,907

OPERATING EXPENSES:
Hotel operating expenses	144,931	134,387	408,019	369,855
General and administrative expenses	24,534	22,581	68,678	67,072
Depreciation and amortization	42,669	33,183	124,523	93,040
Managed property payroll expenses	185	1,758	565	5,165
Restructuring expenses	—	—	605	5,763
Acquisition transaction expenses	—	—	110	—
Impairment of long-lived assets	1,942	—	3,330	—

Total operating expenses	214,261	191,909	605,830	540,895

OTHER INCOME	643	41	659	734

INCOME FROM OPERATIONS	100,035	89,505	258,875	220,746

INTEREST EXPENSE	53,036	53,244	157,937	158,842
INTEREST INCOME	(26)	(103)	(86)	(256)

INCOME BEFORE INCOME TAX EXPENSE	47,025	36,364	101,024	62,160

INCOME TAX EXPENSE	447	3,087	2,990	6,845

NET INCOME	46,578	33,277	98,034	55,315
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(422)	(141)	(860)	93

NET INCOME ATTRIBUTABLE TO CONTROLLING INTERESTS	$46,156	$33,136	$97,174	$55,408

NET INCOME PER SHARE - BASIC (1)	$0.27	$0.20	$0.57	$0.33

NET INCOME PER SHARE - DILUTED (1)	$0.27	$0.19	$0.56	$0.32

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC (1)	170,433	169,720	170,387	169,641

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (1)	171,825	171,708	171,855	171,622

(1)	See discussion of net income per share calculations in Note 2.

See accompanying notes to unaudited condensed consolidated and combined financial statements.

ESH HOSPITALITY LLC AND SUBSIDIARIES AND ESH HOSPITALITY STRATEGIES LLC AND SUBSIDIARIES (COLLECTIVELY, “COMPANY PREDECESSOR”)

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
NET INCOME	$46,578	$33,277	$98,034	$55,315
FOREIGN CURRENCY TRANSLATION	125	219	(200)	157

COMPREHENSIVE INCOME	46,703	33,496	97,834	55,472
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(407)	(142)	(860)	94

COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTERESTS	$46,296	$33,354	$96,974	$55,566

See accompanying notes to unaudited condensed consolidated and combined financial statements.

ESH HOSPITALITY LLC AND SUBSIDIARIES AND ESH HOSPITALITY STRATEGIES LLC AND SUBSIDIARIES (COLLECTIVELY, “COMPANY PREDECESSOR”)

CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN COMBINED EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(In thousands)

(Unaudited)

	Members’ Capital—ESH Hospitality LLC	Member’s Capital—ESH Hospitality Strategies LLC	Retained Earnings	Foreign Currency Translation	Total Combined Members’ Equity	Noncontrolling Interests	Total Combined Equity
BALANCE—January 1, 2013	$740,649	$3,875	$5,010	$124	$749,658	$3,157	$752,815
Net income	—	—	97,174	—	97,174	860	98,034
Common distributions	—	—	(18,400)	—	(18,400)	(2,023)	(20,423)
Preferred distributions	—	—	(8)	—	(8)	—	(8)
Equity-based compensation	3,388	—	—	—	3,388	—	3,388
Foreign currency translation adjustment	—	—	—	(200)	(200)	—	(200)

BALANCE—September 30, 2013	$744,037	$3,875	$83,776	$(76)	$831,612	$1,994	$833,606

See accompanying notes to unaudited condensed consolidated and combined financial statements.

ESH HOSPITALITY LLC AND SUBSIDIARIES AND ESH HOSPITALITY STRATEGIES LLC AND SUBSIDIARIES (COLLECTIVELY, “COMPANY PREDECESSOR”)

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$98,034	$55,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	123,493	92,010
Amortization of deferred financing costs	9,161	8,119
Amortization of intangible assets	1,030	1,030
Amortization of above-market ground leases	(102)	(102)
Loss on disposal of property and equipment	2,303	785
Impairment of long-lived assets	3,330	—
Equity-based compensation	3,388	5,191
Deferred income tax (benefit) expense	(77)	1,099
Changes in assets and liabilities:
Accounts receivable, net	(10,919)	(7,057)
Other assets	1,275	1,144
Accounts payable and accrued liabilities	45,069	36,026

Net cash provided by operating activities	275,985	193,560

INVESTING ACTIVITIES:
Purchases of property and equipment	(117,842)	(197,707)
Proceeds from insurance recoveries	944	—
Decrease in cash collateral from insurance reserves	7,849	—
Increase in restricted cash	(86,090)	(43,859)

Net cash used in investing activities	(195,139)	(241,566)

FINANCING ACTIVITIES:
Principal payments on mortgage loans	(187)	(15,561)
Payment of deferred financing costs	(107)	—
Common distributions	(18,400)	(6,180)
Preferred distributions	(8)	(8)
Distributions to noncontrolling interests	(2,023)	(150)
Contributions from noncontrolling interests	—	75

Net cash used in financing activities	(20,725)	(21,824)

CHANGES IN CASH AND CASH EQUIVALENTS DUE TO CHANGES IN FOREIGN CURRENCY EXCHANGE RATES	(191)	228

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	59,930	(69,602)
CASH AND CASH EQUIVALENTS—Beginning of period	103,582	98,584

CASH AND CASH EQUIVALENTS—End of period	$163,512	$28,982

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$137,631	$134,289

Income tax payments—net of refunds of $76 and $66	$1,151	$10,079

NONCASH INVESTING ACTIVITY:
Capital expenditures included in accounts payable and accrued liabilities	$8,494	$13,558

See accompanying notes to unaudited condensed consolidated and combined financial statements.

ESH HOSPITALITY LLC AND SUBSIDIARIES AND ESH HOSPITALITY STRATEGIES LLC AND SUBSIDIARIES (COLLECTIVELY, “COMPANY PREDECESSOR”)

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION AND COMBINATION

Organization Prior to the Pre-IPO Transactions and Initial Public Offering

ESH Hospitality LLC (“ESH REIT Predecessor”), a Delaware limited liability company, owned 682 extended-stay hotels. ESH REIT Predecessor was directly owned by ESH Hospitality Holdings LLC (“Holdings”), a Delaware limited liability company, whose members were investment funds sponsored and managed by Centerbridge Partners L.P., Paulson & Co. Inc. and The Blackstone Group L.P. and their affiliates (collectively, the “Sponsors”).

ESH Hospitality Strategies LLC (“ESH Strategies,” and together with ESH REIT Predecessor, the “Company Predecessor”), a Delaware limited liability company, owns and licenses the brand names under which ESH REIT Predecessor’s hotels operated. ESH Strategies was directly owned by ESH Hospitality Strategies Holdings LLC (“Strategies Holdings”), a Delaware limited liability company, whose members were substantially the same investment funds as those owning Holdings.

As of September 30, 2013 and December 31, 2012, ESH REIT Predecessor owned 679 hotel properties in operation in 44 U.S. states consisting of approximately 75,400 rooms and three hotels in operation in Canada consisting of approximately 500 rooms. The hotels were leased by certain of ESH REIT Predecessor’s subsidiaries, which were taxable REIT subsidiaries (the “Operating Lessees”), and the majority of hotels are operated under the core brand name Extended Stay America. The three Canadian hotels operate under the brand name Extended Stay Canada; 49 hotels are operated under the brand names Crossland Studio Suites and Hometown Inn. The brand names are owned by a subsidiary of ESH Strategies that licensed the brand names to the Operating Lessees.

The Operating Lessees contracted with HVM L.L.C. (“HVM”), a separate, independently owned hotel management and administrative services company, to manage the hotels and provide certain other administrative services. HVM was indirectly owned by individuals who were each active in the business of HVM and was managed by an entity indirectly owned by employees of the Sponsors.

Extended Stay America, Inc. (the “Company”) was incorporated in the state of Delaware on July 8, 2013. Prior to the Pre-IPO Transactions, which occurred in November 2013, and are discussed in Note 13, the Company had no operations. ESH REIT Predecessor converted into a Delaware corporation with a single class of common stock and became ESH Hospitality, Inc. (“ESH REIT”) on November 5, 2013. The formation of the Company and the conversion of ESH REIT Predecessor to a Delaware corporation were completed as part of the Pre-IPO Transactions and in contemplation of the Company and ESH REIT’s initial public offering (the “Offering”). See Note 13.

Basis of Consolidation and Combination

The accompanying unaudited condensed consolidated and combined financial statements of the Company Predecessor have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial position, results of operations, comprehensive income, changes in equity and cash flows of ESH REIT Predecessor and its subsidiaries; ESH Strategies and its subsidiaries; and HVM, a variable interest entity (see Note 8), and its subsidiary. Equity interests in HVM are reflected as noncontrolling interests in the accompanying unaudited condensed consolidated and combined financial statements. All intercompany accounts and transactions have been eliminated.

ESH REIT Predecessor and ESH Strategies were entities under common ownership of substantially the same investment funds of the Sponsors and common management. The Sponsors reorganized ESH REIT Predecessor and ESH Strategies to effect the Offering. ESH REIT Predecessor and ESH Strategies became a consolidated group by the time of the completion of the Offering. Since the Pre-IPO Transactions, which resulted in the entities becoming a consolidated group, were accounted for at historical cost basis, the financial information of ESH REIT Predecessor has been combined with that of ESH Strategies in the accompanying condensed consolidated and combined financial statements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Presentation—Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP have been condensed or omitted in the accompanying unaudited condensed consolidated and combined financial statements. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated and combined financial statements should be read in conjunction with the audited consolidated and combined financial statements as of and for the year ended December 31, 2012 included in the IPO Prospectus.

The accompanying unaudited condensed consolidated and combined financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company Predecessor’s financial position as of September 30, 2013, the results of the Company Predecessor’s operations and comprehensive income for the three and nine months ended September 30, 2013 and 2012, changes in equity for the nine months ended September 30, 2013, and the cash flows for the nine months ended September 30, 2013 and 2012. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations, including the impact of our hotel reinvestment program.

Use of Estimates—The preparation of the accompanying unaudited condensed consolidated and combined financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management used significant estimates to determine the allocation of purchase price to acquired assets in 2012 (see Note 3). Significant estimates also include the estimated useful lives of tangible assets as well as the assessment of tangible and intangible assets, including goodwill, for impairment, estimated liabilities for insurance reserves and the grant-date fair value per Profit Unit (as defined in Note 11) related to equity-based compensation. Actual results could differ from those estimates.

Restricted Cash—Restricted cash consists of amounts held in cash management accounts and in escrows for the payment of hotel occupancy/sales taxes, property taxes and insurance, capital improvements, ground leases, operating expenses (including management fees and reimbursements), and mortgage and mezzanine debt service, all as required by ESH REIT Predecessor’s mortgage and mezzanine loan agreements (see Note 6).

Property and Equipment—Property and equipment additions are recorded at cost. Major improvements that extend the life or utility of property or equipment are capitalized and depreciated over a period equal to the shorter of the estimated useful life of the improvement or the remaining estimated useful life of the asset. Ordinary repairs and maintenance are charged to expense as incurred. Depreciation and amortization are recorded on a straight-line basis over estimated useful lives, which range from 1 year to 49 years.

Management assesses whether there has been impairment of the value of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by a comparison of the carrying amount of a hotel property to the estimated future undiscounted cash flows expected to be generated by the hotel property. Impairment is recognized when estimated future undiscounted cash flows, including proceeds from disposition, are less than the carrying value of the hotel property. The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, then an impairment charge to reduce the carrying value of the hotel property could occur in a future period in which conditions change.

To the extent that a hotel property is impaired, the excess carrying amount of the hotel property over its estimated fair value is charged to operating earnings. Fair value is determined based upon the discounted cash flows of the hotel property, quoted market prices or independent appraisals, as considered necessary. The Company Predecessor recognized impairment charges related to property and equipment of approximately $1.9 million and $0 for the three months ended September 30, 2013 and 2012, respectively, and approximately $3.3 million and $0 for the nine months ended September 30, 2013 and 2012, respectively (see Note 4).

Variable Interest Entity—The Company Predecessor held a variable interest in HVM (see Notes 1 and 8). The Company Predecessor’s maximum exposure to loss as a result of its involvement with HVM was related to the need to secure alternative hotel management services and systems support if HVM were ever unable to fulfill its obligations under its management agreements with the Company Predecessor. The assets of HVM could not be used to settle obligations of the Company Predecessor and the Company Predecessor’s assets could not be used to settle obligations of HVM. For the nine months ended September 30, 2013 and 2012, the Company Predecessor represented approximately 99.5% and 97.2%, respectively, of the business conducted by HVM. The Company Predecessor concluded that it was the primary beneficiary of HVM and, as a result, has consolidated the financial position, results of operations, comprehensive income, and cash flows of HVM with the Company Predecessor. Since the Company Predecessor had no equity interest in HVM, the results of operations and members’ capital of HVM are reported as noncontrolling interests in the accompanying unaudited condensed consolidated and combined financial statements.

HVM provided hotel management and administrative services, including the supervision, direction and control of the operations, management, and promotion of the hotel properties in a manner associated with extended-stay hotels of similar size, type, or usage in similar locations. See summarized financial information of HVM in Note 8.

In connection with the Pre-IPO Transactions, the net assets of HVM were purchased by the Company in November 2013. See Note 13.

Segments—The Company Predecessor’s hotel operations represent a single operating segment based on the way the Company Predecessor managed its business. The Company Predecessor’s hotels provide similar services, use similar processes to sell those services and sell their services to similar classes of customers. The amounts of long-lived assets and net sales outside the U.S. were not significant for any of the periods presented.

Net Income per Share—Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares of the Company’s common stock outstanding. Diluted net income per share is computed by dividing net income available to common shareholders, as adjusted for potentially dilutive securities, by the weighted average number of shares of the Company’s common stock outstanding plus other potentially dilutive securities. Dilutive securities may include equity-based awards issued under long-term incentive plans and other convertible noncontrolling interests or securities.

As discussed in Note 13, in November 2013, the Company completed the Pre-IPO Transactions. For purposes of computing earnings per share, it is assumed that the recapitalization of the Company’s Predecessor had occurred for all periods presented and therefore the outstanding shares have been adjusted to reflect the conversion of shares that took place in anticipation of the Offering. Accordingly, the denominators in the computations of basic and diluted net income per share reflect the Company’s capitalization subsequent to September 30, 2013, but prior to the Offering.

The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012
Numerator:
Net income available to common shareholders - basic	$46,156	$33,136	$97,174	$55,408
Net income available to noncontrolling interests assuming conversion	(90)	(92)	(199)	(153)

Net income available to common shareholders - diluted	$46,066	$33,044	$96,975	$55,255
Denominator:
Weighted average number of shares outstanding - basic	170,433	169,720	170,387	169,641
Dilutive securities	1,392	1,988	1,468	1,981

Weighted average number of shares outstanding - diluted	171,825	171,708	171,855	171,622
Basic net income per share	$0.27	$0.20	$0.57	$0.33
Diluted net income per share	$0.27	$0.19	$0.56	$0.32

Recently Issued Accounting Standards

Income Taxes—In July 2013, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This updated accounting standard is effective for fiscal and interim reporting periods beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. The Company Predecessor is currently evaluating the impact of adopting the updated accounting standard, but it does not expect the adoption to have a material effect on the Company Predecessor’s consolidated financial statements.

Cumulative Translation Adjustment—In March 2013, the FASB issued an accounting standards update that indicates when the cumulative translation adjustment (“CTA”) related to an entity’s investment in a foreign entity should be released to earnings. The CTA should be released when an entity sells a foreign subsidiary or a group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in a foreign entity. The CTA should also be released when an entity no longer has a controlling financial interest in an investment in a foreign entity. This updated accounting standard is effective for fiscal and interim reporting periods beginning after December 15, 2013, and shall be applied prospectively. The Company Predecessor is currently evaluating the impact of adopting the updated accounting standard, but it does not expect the adoption to have a material effect on the Company Predecessor’s consolidated financial statements.

Other Comprehensive Income—In February 2013, the FASB issued guidance requiring companies to present either in a single note or parenthetically on the face of the financial statements the effect of significant amounts reclassified from each component of comprehensive income based on its source and the income statement line items affected by the reclassification. This guidance is effective for fiscal and interim reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material effect on the Company Predecessor’s accompanying unaudited condensed consolidated and combined financial statements.

3.	ACQUISITION

On December 13, 2012, the Company Predecessor acquired the assets and assumed the liabilities of 17 hotels from HFI Acquisitions Company LLC (“HFI”) for cash consideration of approximately $131.8 million. The acquisition was accounted for as a business combination in accordance with FASB Accounting Standards Codification 805, Business Combinations, which requires that the consideration be allocated to the acquired assets and assumed liabilities based on their acquisition date fair values.

The consideration transferred to acquire these 17 hotels, which HVM previously managed, and the purchase price allocation among the assets acquired and liabilities assumed, is as follows (in thousands):

	Amount	Estimated Useful Life
Land and site improvements	$61,686	5–11 years
Building and improvements	59,547	19–40 years
Furniture, fixtures and equipment	10,598	3–10 years
Other assets and liabilities—net	(41)

Total purchase price	$131,790

The following table sets forth room revenues, other hotel revenues, hotel operating expenses, depreciation and amortization, interest expense and net income, assuming the 17 HFI hotels had been acquired on January 1, 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Room revenues	$308,077	$281,863	$849,654	$763,755
Other hotel revenues	5,297	4,819	13,562	13,101
Hotel operating expenses	144,931	138,113	408,019	380,439
Depreciation and amortization	42,669	34,616	124,523	97,194
Interest expense	53,036	55,092	157,937	164,387
Net income	46,578	33,415	98,034	56,371

These 17 acquired hotels contributed revenues of approximately $7.2 million and $23.1 million and income from operations of approximately $3.0 million and $11.4 million for the three and nine months ended September 30, 2013, respectively, as compared to $0 for the three and nine months ended September 30, 2012.

4.	PROPERTY AND EQUIPMENT

Net investment in property and equipment as of September 30, 2013 and December 31, 2012, consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Hotel properties:
Land and site improvements	$1,339,032	$1,325,970
Building and improvements	2,810,038	2,773,117
Furniture, fixtures and equipment	323,026	271,547

Total hotel properties	4,472,096	4,370,634
HVM furniture, fixtures and equipment	14,974	13,509
Undeveloped land parcel	1,821	1,821

Total cost	4,488,891	4,385,964

Less accumulated depreciation:
Hotel properties	(385,440)	(265,401)
HVM furniture, fixtures and equipment	(11,051)	(9,941)

Total accumulated depreciation	(396,491)	(275,342)

Property and equipment—net	$4,092,400	$4,110,622

Substantially all of the hotel properties are pledged as security for the 2012 Mortgage Loans (see Note 6).

During the three and nine months ended September 30, 2013, the Company Predecessor, using Level 3 unobservable inputs, recognized impairment charges of approximately $1.9 million and $3.3 million, respectively, in the accompanying unaudited condensed consolidated and combined statements of operations.

5.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill as of September 30, 2013 and December 31, 2012, consisted of the following (in thousands):

		September 30, 2013
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets:
Customer relationships	20 years	$26,800	$(3,995)	$22,805
Customer e-mail database	5 years	170	(101)	69

Total definite-lived intangible assets		26,970	(4,096)	22,874
Indefinite-lived tangible assets:
Trademarks		10,500	—	10,500

Total intangible assets		37,470	(4,096)	33,374
Goodwill		55,633	—	55,633

Total intangible assets and goodwill		$93,103	$(4,096)	$89,007

		December 31, 2012
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets:
Customer relationships	20 years	$26,800	$(2,990)	$23,810
Customer e-mail database	5 years	170	(76)	94

Total definite-lived intangible assets		26,970	(3,066)	23,904
Indefinite-lived tangible assets:
Trademarks		10,500	—	10,500

Total intangible assets		37,470	(3,066)	34,404
Goodwill		55,633	—	55,633

Total intangible assets and goodwill		$93,103	$(3,066)	$90,037

The weighted-average amortization period remaining for definite-lived intangible assets was approximately 17 years as of September 30, 2013. Estimated future amortization expense for intangible assets is as follows (in thousands):

Years Ending December 31
Remainder of 2013	$344
2014	1,374
2015	1,366
2016	1,340
2017	1,340
2018	1,340
Thereafter	15,770

Total	$22,874

6.	DEBT

Summary—The Company Predecessor’s outstanding debt as of September 30, 2013 and December 31, 2012, was as follows (in thousands):

	September 30, 2013	December 31, 2012
Mortgage loans	$2,525,521	$2,525,708
Mezzanine loans	1,080,000	1,080,000
Revolving credit facility	—	—

Total debt	$3,605,521	$3,605,708

Mortgage and mezzanine loans as of September 30, 2013 and December 31, 2012, consisted of the following (in thousands):

Loan	Amount	Outstanding Principal— September 30, 2013		Outstanding Principal— December 31, 2012	Stated Interest Rate(2)	Interest Rate— September 30, 2013	Interest Rate— December 31, 2012	Maturity Date		Amortization
Mortgage loans:
2012 Mortgage Loan:
Component A	$350,000	$350,000		$350,000	LIBOR(1) + 2.0547%	2.2377%	2.2687%	12/1/2014	(3)	Interest only
Component B	350,000	350,000		350,000	3.4047%	3.4047%	3.4047%	12/1/2017		Interest only
Component C	1,820,000	1,820,000		1,820,000	4.0547%	4.0547%	4.0547%	12/1/2019		Interest only
Assumed Mortgage Loan	6,250	5,521		5,708	Greater of LIBOR(1) + 4.0% or 5.0%	5.00%	5.00%	10/8/2014		Amortizing

Mezzanine loans:
2012 Mezzanine A Loan	500,000	500,000	(4)	500,000	8.25%	8.25%	8.25%	12/1/2019		Interest only
2012 Mezzanine B Loan	330,000	330,000	(4)	330,000	9.625%	9.625%	9.625%	12/1/2019		Interest only
2012 Mezzanine C Loan	250,000	250,000	(4)	250,000	11.50%	11.50%	11.50%	12/1/2019		Interest only

Total		$3,605,521		$3,605,708

(1)	London Interbank Offering Rate.
(2)	The Company Predecessor is a counterparty to an interest rate cap on one-month LIBOR at 3.0% with a notional amount and maturity date the same as those of 2012 Mortgage Loan Component A.
(3)	The Company Predecessor has the option to extend the maturity date of Component A of the 2012 Mortgage Loan for up to three consecutive one-year periods.
(4)	Subsequent to September 30, 2013, certain of the 2012 Mezzanine Loan amounts were prepaid. See Note 13.

2012 Mortgage and Mezzanine Loans

The occurrence of a mortgage loan event of default, a mezzanine loan default, a debt yield trigger event (a debt yield, as defined, less than 9.0%), or a guarantor bankruptcy would result in a cash trap event, as defined. During the period of a cash trap event, any excess cash flow, after all monthly requirements are fully funded (including the payment of management fees and operating expenses), would be held by the loan service agent as additional collateral for the 2012 Mortgage Loan. As of September 30, 2013, none of these events had occurred.

All receipts from the 680 mortgaged properties are required to be deposited into a domestic cash management account (“CMA’’) for hotels in the United States and a Canadian CMA for hotels in Canada. Such CMAs are under the control of the loan service agent as specified by the terms of the mortgage loan agreement, mezzanine loan agreements and cash management agreements. Receipts are allocated to CMA subaccounts for hotel occupancy/goods and services sales taxes, property taxes, insurance, ground leases, operating expenses (including management fees and reimbursements), capital improvements, and mortgage and mezzanine debt service. Funds in excess of a month’s Canadian waterfall requirements are converted to U.S. dollars and transferred to the domestic CMA. Funds in excess of a month’s domestic waterfall requirements are distributed to ESH REIT Predecessor so long as no cash trap event has occurred.

Revolving Credit Facility

On November 30, 2012, Extended Stay LLC, a subsidiary of ESH REIT Predecessor, entered into a revolving credit facility of $100.0 million. Extended Stay LLC incurred a fee of 0.5% on the undrawn revolver balance due on the last day of each calendar quarter. The Extended Stay LLC revolving credit facility provided that it matured upon the earlier of the consummation of an initial public offering or November 30, 2015. As of September 30, 2013 and December 31, 2012, the outstanding balance drawn on the revolver was $0. As of September 30, 2013 and December 31, 2012, approximately $87.4 million and $100.0 million, respectively, of borrowing capacity was available under the Extended Stay LLC revolving credit facility.

In order to avoid a trigger event, as defined, the Extended Stay LLC revolving credit facility requires a debt yield, as defined, of at least 11.0% and a consolidated leverage ratio, as defined, of no more than 10.0 to 1 (with the requirement decreasing to no more than 9.0 to 1 over the life of the facility). The occurrence of a trigger event would have required Extended Stay LLC to repay the outstanding facility balance and restricted its ability to draw additional proceeds. As of September 30, 2013, none of these events had occurred.

The Extended Stay LLC revolving credit facility matured subsequent to September 30, 2013 in connection with the Offering. See Note 13.

Weighted-Average Interest Rate of Debt—As of September 30, 2013 and December 31, 2012, the Company Predecessor’s weighted-average interest rate on outstanding debt was 5.42% and 5.43%, respectively.

Future Maturities of Debt—The future maturities of debt as of September 30, 2013, were as follows (in thousands):

Years Ending December 31
Remainder of 2013	$63
2014	355,458	(1)
2015	—
2016	—
2017	350,000
2018	—
Thereafter	2,900,000	(2)

Total	$3,605,521

(1)	The initial maturity date of Component A of the 2012 Mortgage Loan is December 1, 2014, however, the Company Predecessor has the option to extend the maturity date for up to three consecutive one-year periods.

(2)	Subsequent to September 30, 2013, certain of the 2012 Mezzanine Loan amounts were prepaid. See Note 13.

Fair Value of Debt—As of September 30, 2013 and December 31, 2012, the estimated fair value of the Company Predecessor’s mortgage and mezzanine loans was approximately $3.6 billion. The estimated fair values of mortgage and mezzanine loans are estimated using Level 3 inputs and are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on ESH REIT Predecessor’s current mortgage and mezzanine loans, or quoted market prices, when available.

7.	INCOME TAXES

ESH REIT Predecessor has elected to be taxed and expects to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). A REIT is a legal entity that holds real estate assets and is generally not subject to federal and state income taxes. In order to maintain qualification as a REIT, ESH REIT Predecessor is required to distribute at least 90% of taxable income, excluding capital gains, to stockholders each year. In addition, ESH REIT Predecessor must meet a number of complex organizational and operational requirements. If ESH REIT Predecessor were to fail to qualify as a REIT in any taxable year, it would be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and generally would be precluded from qualifying as a REIT for the subsequent four taxable years following the year it lost its REIT qualification. Even in qualifying as a REIT, ESH REIT Predecessor may be subject to state and local taxes in certain jurisdictions and may be subject to federal income and excise taxes on undistributed income.

ESH Strategies and HVM are limited liability companies and are not subject to federal income taxes. For federal income tax purposes, the operating results of ESH Strategies and HVM are reportable by each entity’s members. Accordingly, federal income taxes have not been recorded in the accompanying unaudited condensed consolidated and combined financial statements for these entities.

The Company Predecessor recorded a provision for federal, state, and foreign income taxes of $0.4 million for the three months ended September 30, 2013, an effective rate of 1.0%, as compared with income tax expense of $3.1 million for the three months ended September 30, 2012, an effective rate of 8.5%. The Company Predecessor recorded a provision for federal, state and foreign income taxes of $3.0 million for the nine months ended September 30, 2013, an effective rate of 3.0%, as compared with income tax expense of $6.8 million for the nine months ended September 30, 2012, an effective rate of 11.0%. For the three and nine months ended September 30, 2013 and 2012, the Company Predecessor’s effective tax rate differed from the federal statutory rate of 35% primarily due to ESH REIT Predecessor’s status as a REIT under the provisions of the Code.

The Company Predecessor’s (and its predecessor entities’) income tax returns for the years 2010 to present are subject to examination by the Internal Revenue Service and other taxing authorities.

8.	VARIABLE INTEREST ENTITY (HVM)

As discussed in Notes 1 and 2, the financial position, results of operations, comprehensive income (loss) and cash flows of HVM are consolidated in the Company Predecessor’s accompanying unaudited condensed consolidated and combined financial statements. The unaudited condensed consolidated balance sheets of HVM as of September 30, 2013 and December 31, 2012, are as follows (in thousands):

	September 30, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$5,174	$3,004
Accounts receivable from the Company Predecessor	42,934	34,277
Accounts receivable from third parties	159	157
Furniture, fixtures and equipment—net of accumulated depreciation of $11,051 and $9,941	3,923	3,568
Other assets	1,753	6,510

Total assets	$53,943	$47,516

Liabilities and members’ equity:
Accounts payable and accrued liabilities	$51,949	$44,359
Members’ equity	1,994	3,157

Total liabilities and members’ equity	$53,943	$47,516

The unaudited condensed consolidated statements of operations of HVM for the three and nine months ended September 30, 2013 and 2012, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Management fee revenues	$18,808	$25,166	$54,143	$73,407
Reimbursement of payroll from managed properties	53,887	53,391	156,422	155,077

Total revenues	72,695	78,557	210,565	228,484

Operating expenses:
Hotel operating expenses	—	8,634	—	20,319
General and administrative expenses	17,032	17,052	49,973	50,960
Restructuring expenses	—	—	605	5,763
Managed property payroll expenses	53,887	53,391	156,422	155,077
Depreciation and amortization	385	278	1,110	840

Total operating expenses	71,304	79,355	208,110	232,959

Other income	2	4	15	10

Net income (loss)	$1,393	$(794)	$2,470	$(4,465)

9.	COMMITMENTS AND CONTINGENCIES

Lease Commitments—Rent expense on office and ground leases is recognized on a straight-line basis and was approximately $0.8 million for both the three months ended September 30, 2013 and 2012, and approximately $2.4 million and $2.5 million for the nine months ended September 30, 2013 and 2012, respectively. Ground lease expense is included in hotel operating expenses and office lease expense is included in general and administrative expenses in the accompanying unaudited condensed consolidated and combined statements of operations.

Letters of Credit—As of September 30, 2013, the Company Predecessor had two outstanding letters of credit that totaled approximately $12.6 million that were collateralized by the Extended Stay LLC revolving credit facility.

Legal Contingencies—The Company Predecessor is not a party to any litigation or claims, other than routine matters arising in the ordinary course of business that are incidental to the operation of the business. The Company Predecessor believes that the results of all claims and litigation, individually or in the aggregate, will not have a material adverse effect on its business, consolidated and combined financial position, or consolidated and combined results of operations.

Purchase Commitments—As of September 30, 2013, the Company Predecessor had purchase commitments related to certain continuing refurbishments to its hotel properties of approximately $30.7 million. Additionally, in July 2013, the Company Predecessor entered into an agreement to acquire two hotels currently managed by HVM for consideration of $16.5 million, subject to certain adjustments, which is expected to close in late 2013 or early 2014.

10.	RESTRUCTURING

During the nine months ended September 30, 2013, the Company Predecessor and HVM initiated an operations restructuring which changed certain aspects of its property staffing model. In 2011, the Company Predecessor and HVM initiated a corporate restructuring that included, among other things, the relocation of the corporate headquarters to Charlotte, North Carolina. The corporate relocation was completed during the first half of 2012.

There were no restructuring expenses incurred during the three months ended September 30, 2013 or 2012. Restructuring expenses incurred during the nine months ended September 30, 2013 and 2012 were approximately $0.6 million and $5.8 million, respectively, and consisted of the following (in thousands):

	Nine Months Ended September 30,
	2013	2012
Personnel relocation, recruitment and separation payments	$605	$3,744
Executive separation payments	—	2,019

Total restructuring expenses	$605	$5,763

11.	EQUITY-BASED COMPENSATION

Holdings and Strategies Holdings transferred from time to time restricted limited liability interests in each entity (“Class B” and “Class C” units, collectively “Profit Units”) to HVM for grants to key HVM employees or to members of their boards of managers as compensation. The Company Predecessor measures equity-based compensation for these limited liability interests based on their grant-date fair values. The cost is recognized on a straight-line basis over the requisite service period of each grant, considered to be four years.

Total equity-based compensation recognized during the three months ended September 30, 2013 and 2012, was approximately $0.6 million and $1.6 million, respectively. Total equity-based compensation recognized during the nine months ended September 30, 2013 and 2012, was approximately $3.4 million and $5.2 million, respectively. For the nine months ended September 30, 2013 and 2012, approximately $3.4 million and $3.2 million, respectively, of equity-based compensation expense, is included in general and administrative expenses in the accompanying unaudited condensed consolidated and combined statements of operations. For the nine months ended September 30, 2012, approximately $2.0 million of equity-based compensation expense is included in restructuring expenses in the accompanying unaudited condensed consolidated and combined statement of operations, as this expense related to an executive separation payment as a result of the Company Predecessor’s and HVM’s corporate restructuring (see Note 10).

During the nine months ended September 30, 2013 and 2012, the Company Predecessor granted 170 and 2,660 Profit Units, respectively. Profit Unit activity during the nine months ended September 30, 2013, was as follows:

	Number of Profit Units	Weighted- Average Grant-Date Fair Value per Profit Unit
Outstanding Profit Units—December 31, 2012	8,425	$3,938
Granted	170	$5,174
Forfeited	(808)	$3,461

Outstanding Profit Units—September 30, 2013	7,787	$4,015

Vested Profit Units—September 30, 2013	3,174	$3,729
Nonvested Profit Units—September 30, 2013	4,613	$4,211

As of September 30, 2013, there was approximately $11.0 million of unrecognized compensation expense related to outstanding Profit Units, which is expected to be recognized subsequent to September 30, 2013, over a weighted-average period of approximately 1.8 years. Further, there is an additional approximately $5.4 million of unrecognized compensation expense which will be recognized upon a change in control, as defined. Total unrecognized compensation expense will be adjusted for future forfeitures or modifications. Subsequent to September 30, 2013, the outstanding Profit Unit awards were modified in connection with the Offering. See Note 13.

12.	DEFINED CONTRIBUTION BENEFIT PLAN

HVM has a savings plan that qualifies under Section 401(k) of the Code for all employees meeting the eligibility requirements of the plan. The plan has an employer-matching contribution of 50% of the first 6% of an employee’s contribution, which vests over an employee’s initial five-year service period. The plan also provides for contributions up to 100% of eligible employee pretax salary, subject to the Code’s annual deferral limit of $17,500 and $17,000 during 2013 and 2012, respectively. Employer contributions, net of forfeitures, totaled approximately $0.4 million and $0.2 million for the three months ended September 30, 2013 and 2012, respectively, and approximately $1.1 million and $0.7 million for the nine months ended September 30, 2013 and 2012, respectively. Subsequent to September 30, 2013, a wholly-owned subsidiary of the Company assumed the savings plan. See Note 13.

13.	SUBSEQUENT EVENTS

On October 23, 2013, ESH REIT Predecessor repaid the Assumed Mortgage Loan of approximately $5.5 million.

On October 29, 2013, ESH REIT Predecessor issued a letter of credit for workers’ compensation and general liability insurance of approximately $7.5 million increasing the total outstanding letters of credit to approximately $20.1 million. Prior to the Offering, all of ESH REIT Predecessor’s letters of credit were collateralized by the Extended Stay LLC Revolving Credit Facility, which reduced ESH REIT Predecessor’s remaining borrowing capacity under the facility to approximately $79.9 million as of October 29, 2013.

On November 12, 2013, ESH REIT paid a cash dividend of $60.0 million to its then-existing shareholders, which consisted of the Sponsors and current and former management.

The Pre-IPO Transactions, which occurred in November 2013, restructured and reorganized the existing businesses and entities prior to the completion of the Offering, and consisted primarily of the following:

•	Holdings distributed 96.5% of the common stock of ESH REIT to the holders of Class A Units in Holdings; the common stock of ESH REIT was recapitalized into two classes of common stock: Class A common stock and Class B common stock. Following the initial liquidating distribution, no person held (actually or constructively by virtue of certain attribution provisions of the Code) more than 9.8% of the outstanding shares of any class of stock of ESH REIT.

•	The Sponsors acquired the Company for a nominal fee.

•	Newly-formed, wholly-owned subsidiaries of the Company acquired the Operating Lessees; in connection with the Company’s acquisition of the Operating Lessees, the operating leases were amended to reflect current fair market value terms.

•	A newly-formed, wholly-owned subsidiary of the Company, ESA Management LLC, acquired all of the assets and assumed all of the liabilities of HVM for approximately $0.8 million; the existing management agreements were terminated and ESA Management LLC entered into new management agreements with the Operating Lessees. ESA Management LLC assumed sponsorship of HVM’s savings plan that qualifies under Section 401(k) of the Code.

•	The shareholders of ESH REIT contributed the Class A common stock of ESH REIT (representing approximately 55% of the outstanding common stock of ESH REIT) to the Company in exchange for common stock of the Company; the common stock of the Company was stapled to, or paired with, the Class B common stock of ESH REIT on a one-for-one basis, forming the Paired Shares offered pursuant to the Offering.

•	The Company acquired all of the interests in ESH Strategies in exchange for $21.2 million of redeemable preferred stock of the Company, which pays preferred dividends at 8% per annum.

•	Holdings distributed its remaining Paired Shares.

Following the completion of the Pre-IPO Transactions, ESH REIT owns all of the hotel properties. The Company owns, and is expected to continue to own, all of the Class A common stock of ESH REIT, which represents approximately 55% of the outstanding common stock of ESH REIT. The Company, through its direct wholly-owned subsidiaries, leases the hotel properties from ESH REIT, owns the trademarks related to the business and self-manages the hotel properties.

On November 18, 2013, the following events occurred:

•	The Company and ESH REIT completed the Offering of 32,487,500 Paired Shares for cash consideration of $20.00 per Paired Share, each Paired Share consisting of one share of common stock, par value $0.01 per share, of the Company, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. The Offering included 4,237,500 Paired Shares purchased by the underwriters in connection with their exercise in full of their option to purchase additional Paired Shares, and raised total gross proceeds to the Company and ESH REIT of approximately $649.8 million.

After deducting underwriting discounts, commissions and other transaction costs, the Offering raised proceeds to the Company and ESH REIT of approximately $590.4 million, which includes $9.4 million of transaction-related costs paid prior to the Offering. The proceeds were divided among the Company and ESH REIT based on their relative valuations. The Company used the majority of the proceeds it received to repay a note incurred to purchase Class A common stock of ESH REIT to maintain its ownership of 55% of the outstanding common stock of ESH REIT. Use of the net proceeds were as follows: approximately $583.7 million was deposited in escrow for the purpose of repaying portions of the outstanding 2012 Mezzanine Loans and prepayment penalties thereon; approximately $8.9 million was used to pay closing costs and other fees related to the Company revolving credit facility and the ESH REIT revolving credit facility, described below; approximately $3.2 was used to pay costs related to the completion of the Pre-IPO Transactions; and approximately $4.0 million was used for general corporate purposes.

Subsequent to the Offering, the public owned approximately 15.9% of the outstanding Paired Shares, while the Sponsors and current and former management owned approximately 84.1% of the outstanding Paired Shares.

•	The Extended Stay LLC Revolving Credit Facility matured concurrently with completion of the Offering.

•

The Company entered into a revolving credit facility concurrently with the completion of the Offering. The Company revolving credit facility permits borrowings up to $75.0 million by the Company until the first anniversary of the facility, at which time the borrowing availability under the facility will be reduced to $50.0 million. The facility provides for the issuance of up to $50.0 million letters of credit as well as borrowings on same-day notice, referred to as swingline loans, in an amount up to $20.0 million. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (1) the prime lending rate, (2) the overnight federal funds rate plus 0.5% or (3) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.75% for base rate loans and 3.75% for LIBOR loans. There is no scheduled amortization under the facility; the principal amount outstanding is due and payable in full at maturity, November 18, 2016, subject to a one-year extension option. The facility is secured by a first-priority security interest in substantially all of the assets of the Company, with certain exceptions, and is subject to a number of covenants.

•	ESH REIT entered into a revolving credit facility concurrently with the completion of the Offering. The ESH REIT revolving credit facility permits borrowings up to $250.0 million by ESH REIT. Subject to the satisfaction of certain criteria, ESH REIT will be able to request to increase the facility to an amount up to $350.0 million. The facility provides for the issuance of up to $50.0 million letters of credit as well as borrowings on same-day notice, referred to as swingline loans, in an amount up to $20.0 million. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (1) the prime lending rate, (2) the overnight federal funds rate plus 0.5% or (3) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.00% for base rate loans and 3.00% for LIBOR loans. There is no scheduled amortization under the facility; the principal amount outstanding is due and payable in full at maturity, November 18, 2016, subject to a one-year extension option. The facility is secured by a first-priority security interest in substantially all of the assets of ESH REIT, with certain exceptions (including certain entities that may not be pledged pursuant to the 2012 Mortgage and Mezzanine Loans), and is subject to a number of covenants.

•	The holders of outstanding Class B and Class C Profit Units received a combination of cash and/or Paired Shares in respect of their Class B and Class C Profit Units. 80% of the Paired Shares received in respect of the Class B and Class C Profits were received with the same vesting schedules as the Class B and Class C Profit Units and at their fair values, therefore no additional compensation costs was incurred. 20% of the Paired Shares received in respect of the Class B and Class C Profit Units were received with modification to the vesting schedules of the Class B and Class C Profit Units. As a result, the Company incurred additional compensation cost of approximately $14.6 million on November 18, 2013.

On November 26, 2013, approximately $272.1 million was released from the escrow established at the completion of the Offering and $270.0 million of the 2012 Mezzanine Loans were repaid. Repayment consisted of $125.0 million of the 2012 Mezzanine A Loan, $82.5 million of the 2012 Mezzanine B Loan and $62.5 million of the 2012 Mezzanine C Loan. Prior to December 31, 2013, ESH REIT expects to repay additional amounts under the 2012 Mezzanine Loans. With the remainder of escrowed proceeds of the Offering and existing cash of approximately $140.4 million, repayments amounts prior to December 31, 2013, are expected to consist of $206.0 million of the 2012 Mezzanine A Loan, $136.0 million of the 2012 Mezzanine B Loan and $103.0 million of the 2012 Mezzanine C Loan.

ESH HOSPITALITY LLC AND SUBSIDIARIES (“ESH REIT PREDECESSOR”)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

(In thousands)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
PROPERTY AND EQUIPMENT—Net of accumulated depreciation of $396,491 and $275,342	$4,092,400	$4,110,622
RESTRICTED CASH	147,685	61,613
CASH AND CASH EQUIVALENTS	163,185	103,303
INTANGIBLE ASSETS—Net of accumulated amortization of $4,096 and $3,066	22,874	23,904
GOODWILL	55,633	55,633
DEFERRED FINANCING COSTS—Net of accumulated amortization of $10,188 and $1,027	56,743	65,592
ACCOUNTS RECEIVABLE—Net of allowance for doubtful accounts of $1,304 and $975	29,451	18,549
OTHER ASSETS	37,526	48,226

TOTAL ASSETS	$4,605,497	$4,487,442

LIABILITIES AND EQUITY
LIABILITIES:
Mortgage loans payable	$2,525,521	$2,525,708
Mezzanine loans payable	1,080,000	1,080,000
Accounts payable and accrued liabilities	166,491	126,689
Deferred tax liabilities	8,772	8,849

Total liabilities	3,780,784	3,741,246

COMMITMENTS AND CONTINGENCIES (Note 10)
MEMBERS’ EQUITY:
Members’ capital	744,037	740,649
Retained earnings	78,758	2,266
Foreign currency translation	(76)	124

Total members’ equity	822,719	743,039
NONCONTROLLING INTERESTS	1,994	3,157

Total equity	824,713	746,196

TOTAL LIABILITIES AND EQUITY	$4,605,497	$4,487,442

See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY LLC AND SUBSIDIARIES (“ESH REIT PREDECESSOR”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES:
Room revenues	$308,077	$274,111	$849,654	$740,616
Other hotel revenues	5,297	4,717	13,562	12,799
Management fees, license fees and other revenues	327	2,569	981	7,518

Total revenues	313,701	281,397	864,197	760,933

OPERATING EXPENSES:
Hotel operating expenses	144,931	134,387	408,019	369,855
General and administrative expenses	24,517	22,478	68,514	66,371
Depreciation and amortization	42,669	33,183	124,523	93,040
Managed property payroll expenses	185	1,758	565	5,165
Trademark license fee expense	940	836	2,589	2,260
Restructuring expenses	—	—	605	5,763
Acquisition transaction expenses	—	—	110	—
Impairment of long-lived assets	1,942	—	3,330	—

Total operating expenses	215,184	192,642	608,255	542,454

OTHER INCOME	643	41	659	734

INCOME FROM OPERATIONS	99,160	88,796	256,601	219,213

INTEREST EXPENSE	53,036	53,244	157,937	158,842
INTEREST INCOME	(26)	(103)	(86)	(256)

INCOME BEFORE INCOME TAX EXPENSE	46,150	35,655	98,750	60,627

INCOME TAX EXPENSE	447	3,087	2,990	6,845

NET INCOME	45,703	32,568	95,760	53,782
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(422)	(141)	(860)	93

NET INCOME ATTRIBUTABLE TO CONTROLLING INTERESTS	$45,281	$32,427	$94,900	$53,875

NET INCOME PER SHARE (1):
Class A - Basic (1)	$0.12	$0.09	$0.25	$0.14

Class A - Diluted (1)	$0.12	$0.08	$0.25	$0.14

Class B - Basic (1)	$0.12	$0.09	$0.25	$0.14

Class B - Diluted (1)	$0.12	$0.09	$0.25	$0.14

WEIGHTED AVERAGE SHARES OUTSTANDING (1):
Class A - Basic (1)	210,008	209,865	210,045	209,760

Class A - Diluted (1)	210,008	209,865	210,045	209,760

Class B - Basic (1)	170,433	169,720	170,387	169,641

Class B - Diluted (1)	171,825	171,708	171,855	171,622

(1)	See discussion of net income per share calculations in Note 2.

See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY LLC AND SUBSIDIARIES (“ESH REIT PREDECESSOR”)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
NET INCOME	$45,703	$32,568	$95,760	$53,782
FOREIGN CURRENCY TRANSLATION	125	219	(200)	157

COMPREHENSIVE INCOME	45,828	32,787	95,560	53,939
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(407)	(142)	(860)	94

COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTERESTS	$45,421	$32,645	$94,700	$54,033

See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY LLC AND SUBSIDIARIES (“ESH REIT PREDECESSOR”)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(In thousands)

(Unaudited)

	Members’ Capital	Retained Earnings	Foreign Currency Translation	Total Members’ Equity	Noncontrolling Interests	Total Equity
BALANCE—January 1, 2013	$740,649	$2,266	$124	$743,039	$3,157	$746,196
Net income	—	94,900	—	94,900	860	95,760
Common distributions	—	(18,400)	—	(18,400)	(2,023)	(20,423)
Preferred distributions	—	(8)	—	(8)	—	(8)
Equity-based compensation	3,388	—	—	3,388	—	3,388
Foreign currency translation adjustment	—	—	(200)	(200)	—	(200)

BALANCE—September 30, 2013	$744,037	$78,758	$(76)	$822,719	$1,994	$824,713

See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY LLC AND SUBSIDIARIES (“ESH REIT PREDECESSOR”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$95,760	$53,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	123,493	92,010
Amortization of deferred financing costs	9,161	8,119
Amortization of intangible assets	1,030	1,030
Amortization of above-market ground leases	(102)	(102)
Loss on disposal of property and equipment	2,303	785
Impairment of long-lived assets	3,330	—
Equity-based compensation	3,388	5,191
Deferred income tax (benefit) expense	(77)	1,099
Changes in assets and liabilities:
Accounts receivable, net	(10,919)	(7,057)
Other assets	3,611	1,120
Accounts payable and accrued liabilities	44,959	37,563

Net cash provided by operating activities	275,937	193,540

INVESTING ACTIVITIES:
Purchases of property and equipment	(117,842)	(197,707)
Proceeds from insurance recoveries	944	—
Decrease in cash collateral from insurance reserves	7,849	—
Increase in restricted cash	(86,090)	(43,859)

Net cash used in investing activities	(195,139)	(241,566)

FINANCING ACTIVITIES:
Principal payments on mortgage loans	(187)	(15,561)
Payment of deferred financing costs	(107)	—
Common distributions	(18,400)	(6,180)
Preferred distributions	(8)	(8)
Distributions to noncontrolling interests	(2,023)	(150)
Contributions from noncontrolling interests	—	75

Net cash used in financing activities	(20,725)	(21,824)

CHANGES IN CASH AND CASH EQUIVALENTS DUE TO CHANGES IN FOREIGN CURRENCY EXCHANGE RATES	(191)	228

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	59,882	(69,622)
CASH AND CASH EQUIVALENTS—Beginning of period	103,303	98,500

CASH AND CASH EQUIVALENTS—End of period	$163,185	$28,878

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$137,631	$134,289

Income tax payments—net of refunds of $76 and $66	$1,151	$10,079

NONCASH INVESTING ACTIVITY:
Capital expenditures included in accounts payable and accrued liabilities	$8,494	$13,558

See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY LLC AND SUBSIDIARIES (“ESH REIT PREDECESSOR”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION

Organization Prior to the Pre-IPO Transactions and Initial Public Offering

ESH Hospitality LLC (“ESH REIT Predecessor”), a Delaware limited liability company, owned 682 extended-stay hotels. ESH REIT Predecessor was directly owned by ESH Hospitality Holdings LLC (“Holdings”), a Delaware limited liability company, whose members are investment funds sponsored and managed by Centerbridge Partners L.P., Paulson & Co. Inc., and The Blackstone Group L.P. and their affiliates (collectively, the “Sponsors”).

As of September 30, 2013 and December 31, 2012, ESH REIT Predecessor owned 679 hotel properties in operation in 44 U.S. states consisting of approximately 75,400 rooms and three hotels in operation in Canada consisting of approximately 500 rooms. The hotels were leased by certain of ESH REIT Predecessor’s subsidiaries, which were taxable REIT subsidiaries (the “Operating Lessees”), and the majority of hotels are operated under the core brand name Extended Stay America. The three Canadian hotels operate under the brand name Extended Stay Canada; 49 hotels are operated under the brand names Crossland Studio Suites and Hometown Inn. The brand names are owned by a subsidiary of ESH Hospitality Strategies LLC (“ESH Strategies”) that licenses the brand names to the Operating Lessees.

The Operating Lessees contracted with HVM L.L.C. (“HVM”), a separate, independently owned hotel management and administrative services company, to manage the hotels and provide certain other administrative services. HVM was indirectly owned by individuals who were each active in the business of HVM and was managed by an entity indirectly owned by employees of the Sponsors.

Extended Stay America, Inc. (the “Company”) was incorporated in the state of Delaware on July 8, 2013. Prior to the Pre-IPO Transactions, which occurred in November 2013, and are discussed in Note 14, the Company had no operations. ESH REIT Predecessor converted into a Delaware corporation with a single class of common stock and became ESH Hospitality, Inc. (“ESH REIT”) on November 5, 2013. The formation of the Company and the conversion of ESH REIT Predecessor to a Delaware corporation were completed as part of the Pre-IPO Transactions and in contemplation of the initial public offering (the “Offering”). See Note 14.

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements of ESH REIT Predecessor have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the financial position, results of operations, comprehensive income, changes in equity and cash flows of ESH REIT Predecessor and its subsidiaries, and HVM, a variable interest entity (see Note 8), and its subsidiary. Equity interests in HVM are reflected as noncontrolling interests in the accompanying unaudited condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Presentation—Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP have been condensed or omitted in the accompanying unaudited condensed consolidated financial statements. ESH REIT Predecessor believes the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2012 included in the IPO Prospectus.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly ESH REIT Predecessor’s financial position as of September 30, 2013, the results of ESH REIT Predecessor’s operations and comprehensive income for the three and nine months ended September 30, 2013 and 2012, changes in equity for the nine months ended September 30, 2013, and the cash flows for the nine months ended September 30, 2013 and 2012. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations, including the impact of our hotel reinvestment program.

Use of Estimates—The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management used significant estimates to determine the allocation of purchase price to acquired assets in 2012 (see Note 3). Significant estimates also include the estimated useful lives of tangible assets as well as the assessment of tangible and intangible assets, including goodwill, for impairment, estimated liabilities for insurance reserves and the grant-date fair value per Profit Unit (as defined in Note 12) related to equity-based compensation. Actual results could differ from those estimates.

Restricted Cash—Restricted cash consists of amounts held in cash management accounts and in escrows for the payment of hotel occupancy/sales taxes, property taxes and insurance, capital improvements, ground leases, operating expenses (including management fees and reimbursements), and mortgage and mezzanine debt service, all as required by ESH REIT Predecessor’s mortgage and mezzanine loan agreements (see Note 6).

Property and Equipment—Property and equipment additions are recorded at cost. Major improvements that extend the life or utility of property or equipment are capitalized and depreciated over a period equal to the shorter of the estimated useful life of the improvement or the remaining estimated useful life of the asset. Ordinary repairs and maintenance are charged to expense as incurred. Depreciation and amortization are recorded on a straight-line basis over estimated useful lives, which range from 1 to 49 years.

Management assesses whether there has been impairment of the value of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by a comparison of the carrying amount of a hotel property to the estimated future undiscounted cash flows expected to be generated by the hotel property. Impairment is recognized when estimated future undiscounted cash flows, including proceeds from disposition, are less than the carrying value of the hotel property. The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, then an impairment charge to reduce the carrying value of the hotel property could occur in a future period in which conditions change.

To the extent that a hotel property is impaired, the excess carrying amount of the hotel property over its estimated fair value is charged to operating earnings. Fair value is determined based upon the discounted cash flows of the hotel property, quoted market prices or independent appraisals, as considered necessary. ESH REIT Predecessor recognized impairment charges related to property and equipment of approximately $1.9 million and $0 for the three months ended September 30, 2013 and 2012, respectively, and approximately $3.3 million and $0 for the nine months ended September 30, 2013 and 2012, respectively (see Note 4).

Variable Interest Entity—ESH REIT Predecessor held a variable interest in HVM (see Notes 1 and 8). ESH REIT Predecessor’s maximum exposure to loss as a result of its involvement with HVM was related to the need to secure alternative hotel management services and systems support if HVM were ever unable to fulfill its obligations under its management agreements with ESH REIT Predecessor. The assets of HVM could not be used to settle obligations of ESH REIT Predecessor and ESH REIT Predecessor’s assets could not be used to settle obligations of HVM. For the nine months ended September 30, 2013 and 2012, ESH REIT Predecessor represented approximately 99.2% and 96.8%, respectively, of the business conducted by HVM. ESH REIT Predecessor has concluded that it was the primary beneficiary of HVM and, as a result, has consolidated the financial position, results of operations, comprehensive income, and cash flows of HVM with ESH REIT Predecessor. Since ESH REIT Predecessor has no equity interest in HVM, the results of operations and members’ capital of HVM are reported as noncontrolling interests in the accompanying unaudited condensed consolidated financial statements.

HVM provided hotel management and administrative services, including the supervision, direction and control of the operations, management, and promotion of the hotel properties in a manner associated with extended-stay hotels of similar size, type, or usage in similar locations. See summarized financial information of HVM in Note 8.

In connection with the Pre-IPO Transactions, the net assets of HVM were purchased by the Company in November 2013. See Note 14.

Segments—ESH REIT Predecessor’s hotel operations represent a single operating segment based on the way ESH REIT Predecessor managed its business. ESH REIT Predecessor’s hotels provide similar services, use similar processes to sell those services and sell their services to similar classes of customers. The amounts of long-lived assets and net sales outside the U.S. were not significant for any of the periods presented.

Net Income per Share—Basic net income per share is computed by dividing net income available to Class A and Class B common shareholders by the weighted average number of shares of ESH REIT’s common stock outstanding. Diluted net income per share is computed by dividing net income available to Class A and Class B common shareholders, as adjusted for potentially dilutive securities, by the weighted average number of shares of ESH REIT’s common stock outstanding plus other potentially dilutive securities. Dilutive securities may include equity-based awards issued under long-term incentive plans and other convertible noncontrolling interests or securities.

As discussed in Note 14, in November 2013, the Company and ESH REIT completed the Pre-IPO Transactions. For purposes of computing earnings per share, it is assumed that the recapitalization of the Company, ESH REIT and ESH REIT’s Predecessor had occurred for all periods presented and therefore the outstanding shares have been adjusted to reflect the conversion of shares that took place in anticipation of the Offering. Accordingly, the denominators in the computations of basic and diluted net income per share reflect ESH REIT’s capitalization subsequent to September 30, 2013, but prior to the Offering.

The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012
Numerator:
Class A:
Net income available to common shareholders - basic	$24,911	$17,840	$52,209	$29,639
Net loss available to controlling interests assuming conversion	(90)	(93)	(189)	(153)

Net income available to common shareholders - diluted	$24,821	$17,747	$52,020	$29,486

Class B:
Net income available to common shareholders - basic	$20,370	$14,587	$42,691	$24,236
Net income available to noncontrolling interests assuming conversion	90	93	189	153

Net income available to common shareholders - diluted	$20,460	$14,680	$42,880	$24,389

Denominator:
Class A:
Weighted average number of shares outstanding - basic and diluted	210,008	209,865	210,045	209,760

Class B:
Weighted average number of shares outstanding - basic	170,433	169,720	170,387	169,641
Dilutive securities	1,392	1,988	1,468	1,981

Weighted average number of shares outstanding - diluted	171,825	171,708	171,855	171,622
Basic net income per share - Class A	$0.12	$0.09	$0.25	$0.14
Basic net income per share - Class B	$0.12	$0.09	$0.25	$0.14
Diluted net income per share - Class A	$0.12	$0.08	$0.25	$0.14
Diluted net income per share - Class B	$0.12	$0.09	$0.25	$0.14

Recently Issued Accounting Standards

Income Taxes—In July 2013, the FASB issued an accounting standards update which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This updated accounting standard is effective for fiscal and interim reporting periods beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. ESH REIT Predecessor is currently evaluating the impact of adopting the updated accounting standard, but it does not expect the adoption to have a material effect on ESH REIT Predecessor’s consolidated financial statements.

Cumulative Translation Adjustment—In March 2013, the FASB issued an accounting standards update that indicates when the cumulative translation adjustment (“CTA”) related to an entity’s investment in a foreign entity should be released to earnings. The CTA should be released when an entity sells a foreign subsidiary or a group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in a foreign entity. The CTA should also be released when an entity no longer has a controlling financial interest in an investment in a foreign entity. This updated accounting standard is effective for fiscal and interim reporting periods beginning after December 15, 2013, and shall be applied prospectively. ESH REIT Predecessor is currently evaluating the impact of adopting the updated accounting standard, but it does not expect the adoption to have a material effect on ESH REIT Predecessor’s consolidated financial statements.

Other Comprehensive Income—In February 2013, the FASB issued guidance requiring companies to present either in a single note or parenthetically on the face of the financial statements the effect of significant amounts reclassified from each component of comprehensive income based on its source and the income statement line items affected by the reclassification. This guidance is effective for fiscal and interim reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material effect on ESH REIT Predecessor’s accompanying unaudited condensed consolidated financial statements.

3.	ACQUISITION

On December 13, 2012, ESH REIT Predecessor acquired the assets and assumed the liabilities of 17 hotels from HFI Acquisitions Company LLC (“HFI”) for cash consideration of approximately $131.8 million. The acquisition was accounted for as a business combination in accordance with FASB Accounting Standards Codification (“ASC”) 805, Business Combinations, which requires that the consideration be allocated to the acquired assets and assumed liabilities based on their acquisition date fair values.

The consideration transferred to acquire these 17 hotels, which HVM previously managed, and the purchase price allocation among the assets acquired and liabilities assumed, is as follows (in thousands):

	Amount	Estimated Useful Life
Land and site improvements	$61,686	5–11 years
Building and improvements	59,547	19–40 years
Furniture, fixtures, and equipment	10,598	3–10 years
Other assets and liabilities—net	(41)

Total purchase price	$131,790

The following table sets forth room revenues, other hotel revenues, hotel operating expenses, depreciation and amortization, interest expense and net income, assuming the 17 HFI hotels had been acquired on January 1, 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Room revenue	$308,077	$281,863	849,654	763,755
Other hotel revenues	5,297	4,819	13,562	13,101
Hotel operating expenses	144,931	138,113	408,019	380,439
Depreciation and amortization	42,669	34,616	124,523	97,194
Interest expense	53,036	55,092	157,937	164,387
Net income	45,703	32,706	95,760	54,838

These 17 acquired hotels contributed revenues of approximately $7.2 million and $23.1 million and income from operations of approximately $3.0 million and $11.4 million for the three and nine months ended September 30, 2013, as compared to $0 for the three and nine months ended September 30, 2012.

4.	PROPERTY AND EQUIPMENT

Net investment in property and equipment as of September 30, 2013 and December 31, 2012, consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Hotel properties:
Land and site improvements	$1,339,032	$1,325,970
Building and improvements	2,810,038	2,773,117
Furniture, fixtures and equipment	323,026	271,547

Total hotel properties	4,472,096	4,370,634
HVM furniture, fixtures and equipment	14,974	13,509
Undeveloped land parcel	1,821	1,821

Total cost	4,488,891	4,385,964

Less accumulated depreciation:
Hotel properties	(385,440)	(265,401)
HVM furniture, fixtures and equipment	(11,051)	(9,941)

Total accumulated depreciation	(396,491)	(275,342)

Property and equipment—net	$4,092,400	$4,110,622

Substantially all of the hotel properties are pledged as security for the 2012 Mortgage Loans (see Note 6).

During the three and nine months ended September 30, 2013, ESH REIT Predecessor, using Level 3 unobservable inputs, recognized impairment charges of approximately $1.9 million and $3.3 million, respectively, in the accompanying unaudited condensed consolidated statements of operations.

5.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill as of September 30, 2013 and December 31, 2012, consisted of the following (dollars in thousands):

		September 30, 2013
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets:
Customer relationships	20 years	$26,800	$(3,995)	$22,805
Customer e-mail database	5 years	170	(101)	69

Total definite-lived intangible assets		26,970	(4,096)	22,874
Goodwill		55,633	—	55,633

Total intangible assets and goodwill		$82,603	$(4,096)	$78,507

		December 31, 2012
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets:
Customer relationships	20 years	$26,800	$(2,990)	$23,810
Customer e-mail database	5 years	170	(76)	94

Total definite-lived intangible assets		26,970	(3,066)	23,904
Goodwill		55,633	—	55,633

Total intangible assets and goodwill		$82,603	$(3,066)	$79,537

The weighted-average amortization period remaining for definite-lived intangible assets was approximately 17 years as of September 30, 2013. Estimated future amortization expense for intangible assets is as follows (in thousands):

Years Ending December 31
Remainder of 2013	$344
2014	1,374
2015	1,366
2016	1,340
2017	1,340
2018	1,340
Thereafter	15,770

Total	$22,874

6.	DEBT

Summary—ESH REIT Predecessor’s outstanding debt as of September 30, 2013 and December 31, 2012, was as follows (dollars in thousands):

	September 30, 2013	December 31, 2012
Mortgage loans	$2,525,521	$2,525,708
Mezzanine loans	1,080,000	1,080,000
Revolving credit facility	—	—

Total debt	$3,605,521	$3,605,708

Mortgage and mezzanine loans as of September 30, 2013 and December 31, 2012, consisted of the following (in thousands):

Loan	Amount	Outstanding Principal— September 30, 2013		Outstanding Principal— December 31, 2012	Stated Interest Rate(2)	Interest Rate— September 30, 2013	Interest Rate— December 31, 2012	Maturity Date		Amortization
Mortgage loans:
2012 Mortgage Loan:
Component A	$350,000	$350,000		$350,000	LIBOR(1) + 2.0547%	2.2377%	2.2687%	12/1/2014	(3)	Interest only
Component B	350,000	350,000		350,000	3.4047%	3.4047%	3.4047%	12/1/2017		Interest only
Component C	1,820,000	1,820,000		1,820,000	4.0547%	4.0547%	4.0547%	12/1/2019		Interest only
Assumed Mortgage Loan	6,250	5,521		5,708	Greater of LIBOR(1) + 4.0% or 5.0%	5.00%	5.00%	10/8/2014		Amortizing

Mezzanine loans:
2012 Mezzanine A Loan	500,000	500,000	(4)	500,000	8.25%	8.25%	8.25%	12/1/2019		Interest only
2012 Mezzanine B Loan	330,000	330,000	(4)	330,000	9.625%	9.625%	9.625%	12/1/2019		Interest only
2012 Mezzanine C Loan	250,000	250,000	(4)	250,000	11.50%	11.50%	11.50%	12/1/2019		Interest only

Total		$3,605,521		$3,605,708

(1)	London Interbank Offering Rate.
(2)	ESH REIT Predecessor is a counterparty to an interest rate cap on one-month LIBOR at 3.0% with a notional amount and maturity date the same as those of 2012 Mortgage Loan Component A.
(3)	ESH REIT Predecessor has the option to extend the maturity date of Component A of the 2012 Mortgage Loan for up to three consecutive one-year periods.
(4)	Subsequent to September 30, 2013, certain of the 2012 Mezzanine Loan amounts were prepaid. See Note 14.

2012 Mortgage and Mezzanine Loans

The occurrence of a mortgage loan event of default, a mezzanine loan default, a debt yield trigger event (a debt yield, as defined, less than 9.0%) or a guarantor bankruptcy would result in a cash trap event, as defined. During the period of a cash trap event, any excess cash flow, after all monthly requirements are fully funded (including the payment of management fees and operating expenses), would be held by the loan service agent as additional collateral for the 2012 Mortgage Loan. As of September 30, 2013, none of these events had occurred.

All receipts from the 680 mortgaged properties are required to be deposited into a domestic cash management account (“CMA’’) for hotels in the United States and a Canadian CMA for hotels in Canada. Such CMAs are under the control of the loan service agent as specified by the terms of the mortgage loan agreement, mezzanine loan agreements and cash management agreements. Receipts are allocated to CMA subaccounts for hotel occupancy/goods and services sales taxes, property taxes, insurance, ground leases, operating expenses (including management fees and reimbursements), capital improvements, and mortgage and mezzanine debt service. Funds in excess of a month’s Canadian waterfall requirements are converted to U.S. dollars and transferred to the domestic CMA. Funds in excess of a month’s domestic waterfall requirements are distributed to ESH REIT Predecessor so long as no cash trap event has occurred.

Revolving Credit Facility

On November 30, 2012, Extended Stay LLC, a subsidiary of ESH REIT Predecessor, entered into a revolving credit facility of $100.0 million. Extended Stay LLC incurred a fee of 0.5% on the undrawn revolver balance due on the last day of each calendar quarter. The Extended Stay LLC revolving credit facility provided that it matured upon the earlier of the consummation of an initial public offering or November 30, 2015. As of September 30, 2013 and December 31, 2012, the outstanding balance drawn on the revolver was $0. As of September 30, 2013 and December 31, 2012, approximately $87.4 million and $100.0 million, respectively, of borrowing capacity was available under the Extended Stay LLC revolving credit facility.

In order to avoid a trigger event, as defined, the Extended Stay LLC revolving credit facility requires a debt yield, as defined, of at least 11.0% and a consolidated leverage ratio, as defined, of no more than 10.0 to 1 (with the requirement decreasing to no more than 9.0 to 1 over the life of the facility). The occurrence of a trigger event would have required Extended Stay LLC to repay the outstanding facility balance and restricted its ability to draw additional proceeds. As of September 30, 2013, none of these events had occurred.

The Extended Stay LLC revolving credit facility matured subsequent to September 30, 2013 in connection with the Offering. See Note 14.

Weighted-Average Interest Rate of Debt—As of September 30, 2013 and December 31, 2012, ESH REIT Predecessor’s weighted-average interest rate on outstanding debt was 5.42% and 5.43%, respectively.

Future Maturities of Debt—The future maturities of debt as of September 30, 2013, were as follows (in thousands):

Years Ending December 31
Remainder of 2013	$63
2014	355,458	(1)
2015	—
2016	—
2017	350,000
2018	—
Thereafter	2,900,000	(2)

Total	$3,605,521

(1)	The initial maturity date of Component A of the 2012 Mortgage Loan is December 1, 2014, however, ESH REIT Predecessor has the option to extend the maturity date for up to three consecutive one-year periods.

(2)	Subsequent to September 30, 2013, certain of the 2012 Mezzanine Loan amounts were prepaid. See Note 14.

Fair Value of Debt—As of September 30, 2013 and December 31, 2012, the estimated fair value of ESH REIT Predecessor’s mortgage and mezzanine loans was approximately $3.6 billion. The estimated fair values of mortgage and mezzanine loans are estimated using Level 3 inputs and are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on ESH REIT Predecessor’s current mortgage and mezzanine loans, or quoted market prices, when available.

7.	INCOME TAXES

ESH REIT Predecessor has elected to be taxed and expects to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). A REIT is a legal entity that holds real estate assets and is generally not subject to federal and state income taxes. In order to maintain qualification as a REIT, ESH REIT Predecessor is required to distribute at least 90% of taxable income, excluding capital gains, to stockholders each year. In addition, ESH REIT Predecessor must meet a number of complex organizational and operational requirements. If ESH REIT Predecessor were to fail to qualify as a REIT in any taxable year, it would be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and generally would be precluded from qualifying as a REIT for the subsequent four taxable years following the year it lost its REIT qualification. Even in qualifying as a REIT, ESH REIT Predecessor may be subject to state and local taxes in certain jurisdictions and may be subject to federal income and excise taxes on undistributed income.

HVM is a limited liability company and is not subject to federal income taxes. For federal income tax purposes, the operating results of HVM are reportable by its members. Accordingly, federal income taxes have not been recorded in the accompanying unaudited condensed consolidated financial statements for HVM.

ESH REIT Predecessor recorded a provision for federal, state, and foreign income taxes of approximately $0.4 million for the three months ended September 30, 2013, an effective rate of 1.0%, as compared with income tax expense of approximately $3.1 million for the three months ended September 30, 2012, an effective rate of 8.7%. ESH REIT Predecessor recorded a provision for federal, state and foreign income taxes of approximately $3.0 million for the nine months ended September 30, 2013, an effective rate of 3.0%, as compared with income tax expense of approximately $6.8 million for the nine months ended September 30, 2012, an effective rate of 11.3%. For the three and nine months ended September 30, 2013 and 2012, ESH REIT Predecessor’s effective tax rate differed from the federal statutory rate of 35% primarily due to ESH REIT Predecessor’s status as a REIT under the provisions of the Code.

ESH REIT Predecessor’s (and its predecessor entities’) income tax returns for the years 2010 to present are subject to examination by the Internal Revenue Service and other taxing authorities.

8.	VARIABLE INTEREST ENTITY (HVM)

As discussed in Notes 1 and 2, the financial position, results of operations, comprehensive income (loss) and cash flows of HVM are consolidated in ESH REIT Predecessor’s accompanying unaudited condensed consolidated financial statements. The unaudited condensed consolidated balance sheets of HVM as of September 30, 2013 and December 31, 2012, are as follows (in thousands):

	September 30, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$5,174	$3,004
Accounts receivable from ESH REIT Predecessor and related parties	42,934	34,277
Accounts receivable from third parties	159	157
Furniture, fixtures, and equipment—net of accumulated depreciation of $11,051 and $9,941	3,923	3,568
Other assets	1,753	6,510

Total assets	$53,943	$47,516

Liabilities and members’ equity:
Accounts payable and accrued liabilities	51,949	44,359
Members’ equity	1,994	3,157

Total liabilities and members’ equity	$53,943	$47,516

The unaudited condensed consolidated statements of operations of HVM for the three and nine months ended September 30, 2013 and 2012, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	201	2013	2012
Revenues:
Management fee revenues	$18,808	$25,166	$54,143	$73,407
Reimbursement of payroll from managed properties	53,887	53,391	156,422	155,077

Total revenues	72,695	78,557	210,565	228,484

Operating expenses:
Hotel operating expenses	—	8,634	—	20,319
General and administrative expenses	17,032	17,052	49,973	50,960
Restructuring expenses	—	—	605	5,763
Managed property payroll expenses	53,887	53,391	156,422	155,077
Depreciation and amortization	385	278	1,110	840

Total operating expenses	71,304	79,355	208,110	232,959

Other income	2	4	15	10

Net income (loss)	$1,393	$(794)	$2,470	$(4,465)

9.	RELATED PARTY TRANSACTIONS

As discussed in Note 1, ESH Strategies, a Delaware limited liability company, owns and licenses the brand names under which ESH REIT Predecessor’s hotels operate. ESH Strategies was directly owned by ESH Hospitality Strategies Holdings LLC (“Strategies Holdings”), a Delaware limited liability company, whose members are substantially the same investment funds of the Sponsors as those owning ESH REIT Predecessor’s parent, Holdings. A subsidiary of ESH Strategies licenses the trademarks under agreements with the Operating Lessees, which provide for a trademark fee of 0.3% of revenues. The Operating Lessees, subsidiaries of ESH REIT Predecessor, incurred trademark fees from ESH Strategies under these agreements of approximately $0.9 million and $0.8 million for the three months ended September 30, 2013 and 2012, respectively, and approximately $2.6 million and $2.3 million for the nine months ended September 30, 2013 and 2012, respectively.

10.	COMMITMENTS AND CONTINGENCIES

Lease Commitments—Rent expense on office and ground leases is recognized on a straight-line basis and was approximately $0.8 million for both the three months ended September 30, 2013 and 2012, and approximately $2.4 million and $2.5 million for the nine months ended September 30, 2013 and 2012, respectively. Ground lease expense is included in hotel operating expenses and office lease expense is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Letters of Credit—As of September 30, 2013, ESH REIT Predecessor had two outstanding letters of credit that totaled approximately $12.6 million that were collateralized by the Extended Stay LLC revolving credit facility.

Legal Contingencies—ESH REIT Predecessor is not a party to any litigation or claims, other than routine matters arising in the ordinary course of business that are incidental to the operation of the business. ESH REIT Predecessor believes that the results of all claims and litigation, individually or in the aggregate, will not have a material adverse effect on its business, consolidated financial position or consolidated results of operations.

Purchase Commitments—As of September 30, 2013, ESH REIT Predecessor had purchase commitments related to certain continuing refurbishments to its hotel properties of approximately $30.7 million. Additionally, in July 2013, ESH REIT Predecessor entered into an agreement to acquire two hotels currently managed by HVM for consideration of $16.5 million, subject to certain adjustments, which is expected to close in late 2013 or early 2014.

11.	RESTRUCTURING

During the nine months ended September 30, 2013, ESH REIT Predecessor and HVM initiated an operations restructuring which changed certain aspects of its property staffing model. In 2011, ESH REIT Predecessor and HVM initiated a corporate restructuring that included, among other things, the relocation of the corporate headquarters to Charlotte, North Carolina. The corporate relocation was completed during the first half of 2012.

There were no restructuring expenses incurred during the three months ended September 30, 2013 or 2012. Restructuring expenses incurred during the nine months ended September 30, 2013 and 2012, were approximately $0.6 million and $5.8 million, respectively, and consisted of the following (in thousands):

	Nine Months Ended September 30,
	2013	2012
Personnel relocation, recruitment and separation payments	$605	$3,744
Executive separation payments	—	2,019

Total restructuring expenses	$605	$5,763

12.	EQUITY-BASED COMPENSATION

Holdings transferred from time to time restricted limited liability interests in it (“Class B” and “Class C” units, collectively “Profit Units”) to HVM for grants to key HVM employees or to members of its boards of managers as compensation. ESH REIT Predecessor measures equity-based compensation for these limited liability interests based on their grant-date fair values. The cost is recognized on a straight-line basis over the requisite service period of each grant, considered to be four years.

Total equity-based compensation recognized during the three months ended September 30, 2013 and 2012, was approximately $0.6 million and $1.6 million, respectively. Total equity-based compensation recognized during the nine months ended September 30, 2013 and 2012, was approximately $3.4 million and $5.2 million, respectively. For the nine months ended September 30, 2013 and 2012, approximately $3.4 million and $3.2 million, respectively, of equity-based compensation expense, is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. For the nine months ended September 30, 2012, approximately $2.0 million of equity-based compensation expense is included in restructuring expenses in the accompanying unaudited condensed consolidated statement of operations, as this expense related to an executive separation payment as a result of ESH REIT Predecessor’s and HVM’s corporate restructuring (see Note 11).

During the nine months ended September 30, 2013 and 2012, ESH REIT Predecessor granted 170 and 2,660 Profit Units, respectively. Profit Unit activity during the nine months ended September 30, 2013, was as follows:

	Number of Profit Units	Weighted- Average Grant-Date Fair Value per Profit Unit
Outstanding Profit Units—December 31, 2012	8,425	$3,938
Granted	170	$5,174
Forfeited	(808)	$3,461

Outstanding Profit Units—September 30, 2013	7,787	$4,015

Vested Profit Units—September 30, 2013	3,174	$3,729
Nonvested Profit Units—September 30, 2013	4,613	$4,211

As of September 30, 2013, there was approximately $11.0 million of unrecognized compensation expense related to outstanding Profit Units, which is expected to be recognized subsequent to September 30, 2013, over a weighted-average period of approximately 1.8 years. Further, there is an additional approximately $5.4 million of unrecognized compensation expense which will be recognized upon a change in control, as defined. Total unrecognized compensation expense will be adjusted for future forfeitures or modifications. Subsequent to September 30, 2013, the outstanding Profit Unit awards were modified in connection with the Offering. See Note 14.

13.	DEFINED CONTRIBUTION BENEFIT PLAN

HVM has a savings plan that qualifies under Section 401(k) of the Code for all employees meeting the eligibility requirements of the plan. The plan has an employer-matching contribution of 50% of the first 6% of an employee’s contribution, which vests over an employee’s initial five-year service period. The plan also provides for contributions up to 100% of eligible employee pretax salary, subject to the Code’s annual deferral limit of $17,500 and $17,000 during 2013 and 2012, respectively. Employer contributions, net of forfeitures, totaled approximately $0.4 million and $0.2 million for the three months ended September 30, 2013 and 2012, respectively, and approximately $1.1 million and $0.7 million for the nine months ended September 30, 2013 and 2012, respectively. Subsequent to September 30, 2013, a wholly-owned subsidiary of the Company assumed the savings plan. See Note 14.

14.	SUBSEQUENT EVENTS

On October 23, 2013, ESH REIT Predecessor repaid the Assumed Mortgage Loan of approximately $5.5 million.

On October 29, 2013, ESH REIT Predecessor issued a letter of credit for workers compensation and general liability insurance of approximately $7.5 million increasing the total outstanding letters of credit to approximately $20.1 million. Prior to the Offering, all of ESH REIT Predecessor’s letters of credit were collateralized by the Extended Stay LLC revolving credit facility, which reduced ESH REIT Predecessor’s remaining borrowing capacity under the facility to approximately $79.9 million as of October 29, 2013.

On November 12, 2013, ESH REIT paid a cash dividend of $60.0 million to its then-existing shareholders, which consisted of the Sponsors and current and former management.

The Pre-IPO Transactions, which occurred in November 2013, restructured and reorganized the existing businesses and entities prior to the completion of the Offering, and consisted primarily of the following:

•	Holdings distributed 96.5% of the common stock of ESH REIT to the holders of Class A Units in Holdings; the common stock of ESH REIT was recapitalized into two classes of common stock: Class A common stock and Class B common stock. Following the initial liquidation distribution, no person held (actually or constructively by virtue of certain attribution provisions of the Code) more than 9.8% of the outstanding shares of any class of stock of ESH REIT.

•	The Sponsors acquired the Company for a nominal fee.

•	Newly-formed, wholly-owned subsidiaries of the Company acquired the Operating Lessees; in connection with the Company’s acquisition of the Operating Lessees, the operating leases were amended to reflect current fair market value terms.

•	A newly-formed, wholly-owned subsidiary of the Company, ESA Management LLC, acquired all of the assets and assumed all of the liabilities of HVM for approximately $0.8 million; the existing management agreements were terminated and ESA Management LLC entered into new management agreements with the Operating Lessees. ESA Management LLC assumed sponsorship of HVM’s savings plan that qualifies under Section 401(k) of the Code.

•	The shareholders of ESH REIT contributed the Class A common stock of ESH REIT (representing approximately 55% of the outstanding common stock of ESH REIT) to the Company in exchange for common stock of the Company; the common stock of the Company was stapled to, or paired with, the Class B common stock of ESH REIT on a one-for-one basis, forming the Paired Shares offered pursuant to the Offering.

•	The Company acquired all of the interests in ESH Strategies in exchange for $21.2 million of redeemable preferred stock of the Company, which pays preferred dividends at 8% per annum.

•	Holdings distributed its remaining Paired Shares.

Following completion of the Pre-IPO Transactions, ESH REIT owns all of the hotel properties. The Company owns, and is expected to continue to own, all of the Class A common stock of ESH REIT, which represents approximately 55% of the outstanding common stock of ESH REIT. The Company, through its direct wholly-owned subsidiaries, leases the hotel properties from ESH REIT, owns the trademarks related to the business and self-manages the hotel properties.

On November 18, 2013, the following events occurred:

•	The Company and ESH REIT completed the Offering of 32,487,500 Paired Shares for cash consideration of $20.00 per Paired Share, each Paired Share consisting of one share of common stock, par value $0.01 per share, of the Company, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. The Offering included 4,237,500 Paired Shares purchased by the underwriters in connection with their exercise in full of their option to purchase additional Paired Shares, and raised total gross proceeds to the Company and ESH REIT of approximately $649.8 million.

After deducting underwriting discounts, commissions and other transaction costs, the Offering raised proceeds to ESH REIT of approximately $584.6 million, which includes $9.4 million of transaction-related costs paid prior to the Offering. The proceeds were divided among the Company and ESH REIT based on their relative valuations. The Company used the majority of the proceeds it received to repay a note incurred to purchase Class A common stock of ESH REIT to maintain its ownership of 55% of the outstanding common stock of ESH REIT. Use of the net proceeds were as follows: approximately $583.7 million was deposited in escrow for the purpose of repaying portions of the outstanding 2012 Mezzanine Loans and prepayment penalties thereon; approximately $6.8 million was used to pay closing costs and other fees related to the ESH REIT revolving credit facility, described below; approximately $2.3 million was used to pay costs related to the completion of the Pre-IPO Transactions; and approximately $1.2 million was used for general corporate purposes.

•	The Extended Stay LLC Revolving Credit Facility matured concurrently with completion of the Offering.

•	ESH REIT entered into a revolving credit facility concurrently with the completion of the Offering. The ESH REIT revolving credit facility permits borrowings up to $250.0 million by ESH REIT. Subject to the satisfaction of certain criteria, ESH REIT will be able to request to increase the facility to an amount up to $350.0 million. The facility provides for the issuance of up to $50.0 million letters of credit as well as borrowings on same-day notice, referred to as swingline loans, in an amount up to $20.0 million. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (1) the prime lending rate, (2) the overnight federal funds rate plus 0.5% or (3) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.00% for base rate loans and 3.00% for LIBOR loans. There is no scheduled amortization under the facility; the principal amount outstanding is due and payable in full at maturity, November 18, 2016, subject to a one-year extension option. The facility is secured by a first-priority security interest in substantially all of the assets of ESH REIT, with certain exceptions (including certain entities that may not be pledged pursuant to the 2012 Mortgage and Mezzanine Loans), and is subject to a number of covenants.

•	The holders of outstanding Class B and Class C Profit Units received a combination of cash and/or Paired Shares in respect of their Class B and Class C Profit Units. 80% of the Paired Shares received in respect of the Class B and Class C Profit Units were received with the same vesting schedules as the Class B and Class C Profit Units and at their fair values, therefore no additional compensation cost was incurred. 20% of the Paired Shares received in respect of the Class B and Class C Profit Units were received with a modification to their vesting schedules of the Class B and Class C Profit Units. As a result, the Company incurred additional compensation cost of approximately $14.6 million on November 18, 2013.

On November 26, 2013, approximately $272.1 million was released from the escrow established at the completion of the Offering and $270.0 million of the 2012 Mezzanine Loans were repaid. Repayment consisted of $125.0 million of the 2012 Mezzanine A Loan, $82.5 million of the 2012 Mezzanine B Loan and $62.5 million of the 2012 Mezzanine C Loan. Prior to December 31, 2013, ESH REIT expects to repay additional amounts under the 2012 Mezzanine Loans. With the remainder of escrowed proceeds of the Offering and existing cash of approximately $140.4 million, repayments amounts prior to December 31, 2013, are expected to consist of $206.0 million of the 2012 Mezzanine A Loan, $136.0 million of the 2012 Mezzanine B Loan and $103.0 million of the 2012 Mezzanine C Loan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated and combined financial statements of ESH Hospitality LLC and Subsidiaries and ESH Hospitality Strategies LLC and Subsidiaries (collectively, “Company Predecessor”) and the unaudited condensed consolidated financial statements of ESH Hospitality LLC and Subsidiaries (“ESH REIT Predecessor”) included elsewhere in this report.

The following discussion may contain forward-looking statements about our market, analysis, future trends, the demand for our services and other future results, among other topics. Actual results may differ materially from those suggested by our forward-looking statements for various reasons, including those discussed in the section entitled “Risk Factors” in the IPO Prospectus, and “Cautionary Note Regarding Forward-Looking Statements” contained herein. Those sections expressly qualify any subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf.

Overview

We are the largest owner/operator of company-branded hotels in North America. Our business operates in the extended stay lodging industry, and we own and operate 682 hotel properties comprising approximately 75,900 rooms located in 44 states across the United States and in Canada. We own and operate 630 of our hotels under the core brand, Extended Stay America, which serves the mid-price extended stay segment, and accounts for approximately half of the segment by number of rooms in the United States. In addition, we own and operate three Extended Stay Canada hotels, 49 hotels in the economy extended stay segment under the Crossland Economy Studios and Hometown Inn brands, and also manage two Extended Stay America hotels. We have entered into an agreement to acquire our two managed Extended Stay America hotels for $16.5 million, subject to certain adjustments. This acquisition is expected to close in late 2013 or early 2014.

Our extended stay hotels are designed to provide an affordable and attractive alternative to traditional lodging or apartment accommodations and are targeted toward self-sufficient, value-conscious guests. Our hotels feature fully-furnished rooms with in-room kitchens, complimentary grab-and-go breakfast, free WiFi, flat screen TVs and limited housekeeping service, which is typically provided on a weekly basis. Our guests include business travelers, professionals on temporary work or training assignments, persons relocating, temporarily displaced or purchasing a home and anyone else in need of temporary housing. These guests generally rent accommodations on a weekly or longer term basis.

Understanding Our Consolidated and Combined Company Predecessor Results of Operations

Revenues and Expenses. Our revenues are derived primarily from the operation of our owned hotels. Hotel operating expenses account for the largest portion of our operating expenses and reflect the expenses of our owned hotels. The following table presents the components of our revenues as a percentage of our total revenues for the nine months ended September 30, 2013:

		Percentage of 2013 Year to Date Revenues
•	Room revenues. Room revenues are driven primarily by average daily rate (“ADR”) and occupancy. Pricing policy, as well as the customer mix of a hotel, is a significant driver of ADR. Due to our high occupancy levels, our current focus is on increasing revenue per available room (“RevPAR”) by increasing ADR.	98.3%

For the twelve months ended September 30, 2013, we experienced RevPAR growth of approximately 11.5% due to the collective impact of our hotel reinvestment program, upgraded operational practices, investments in marketing and brand awareness and focus on service excellence. This compares to 6.2% growth for the same time period for our competitive set. We believe our continued focus on these initiatives will drive continued RevPAR growth at or above the level of our competitive set for at least the remainder of 2013 and 2014.

•	Other hotel revenues. Other hotel revenues include ancillary revenues such as laundry revenues, additional housekeeping fees and pet charges. Occupancy and the customer mix of a hotel, as well as the number of guests that have long-term stays, are the key drivers of other hotel revenues.	1.6%

•	Management fees, license fees and other revenues. Management fees, license fees and other revenues represent total gross fees earned from our two managed hotels and the 17 HFI hotels we managed until we acquired them on December 13, 2012, as well as the reimbursement of payroll expenses incurred on behalf of these managed hotels. Revenue of the managed hotels is the principal driver of management fees and license fees and occupancy of the managed hotels is one of the principal drivers of the reimbursement of payroll expenses.	0.1%

The following table presents the components of our operating expenses as a percentage of our total operating expenses for the nine months ended September 30, 2013:

		Percentage of 2013 Year to Date Operating Expenses
•

Hotel operating expenses. Hotel operating expenses include all expenses associated with operating our owned hotels. These costs have both fixed and variable components. Many of our operating expenses are relatively fixed and include payroll, real property taxes and insurance. Occupancy is a key driver of expenses that have a high degree of variability such as room supply, repair and maintenance and utilities. Other variable expenses include internet advertising costs, hotel reservation services and travel agent commissions.

We have experienced period-over-period increases in hotel operating expenses of approximately $10.5 million and $38.2 million for the three and nine months ended September 30, 2013, respectively, driven in part by enhancements to our product and service offering, including complimentary grab-and-go breakfast and free in-room WiFi. As a result, we have seen hotel operating expenses increase at a rate greater than we would expect to be typical in future periods. While we expect increases over time in our hotel operating expenses, we believe these increases will be outpaced by growth in RevPAR and total revenue for at least the next 24 months.

		67.3%

•	General and administrative expenses. General and administrative expenses include expenses associated with corporate overhead. These costs consist primarily of compensation expense of our corporate staff, professional fees, including consulting, audit and legal fees and global brand marketing expense.	11.3%

•	Depreciation and amortization. Depreciation and amortization is a non-cash charge that relates primarily to the acquisition and related usage of hotels and other property and equipment.	20.6%

•	Managed property payroll expenses. Managed property payroll expenses include all payroll expenses related to the hotel staff of our two managed hotels and the 17 HFI hotels we managed until we acquired them on December 13, 2012. We are fully reimbursed for these costs as stipulated in the respective management agreements. The reimbursement of these costs is included as a component of management fees, license fees and other revenues.	0.1%

•	Restructuring expenses. Restructuring expenses are costs associated with an anticipated business combination or one-time termination benefits and employee relocation costs. During 2013, we initiated an operations restructuring, which changed certain aspects of our property staffing model. During 2011, we initiated a corporate restructuring, which included, among other things, the relocation of the corporate headquarters to Charlotte, North Carolina. For these restructuring programs, expenses included employee relocation, recruitment and separation payments and other costs associated with the restructuring.	0.1%

•	Acquisition transaction expenses. Acquisition transaction expenses are legal, professional and other such fees directly related to the acquisition of hotels or real estate.	0.1%

•	Impairment of long-lived assets. Impairment of long-lived assets is a non-cash charge recognized when events and circumstances indicate that the carrying value of an asset may not be recoverable.	0.5%

Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) discusses our consolidated and combined financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated and combined financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated and combined financial statements and the reported amounts of revenues and costs and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those relating to property and equipment, goodwill, income taxes, equity-based compensation, consolidation policies and contingencies.

We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions and conditions.

The Company had no material or significant business or corporate activity from its formation through September 30, 2013. Accordingly, this report on Form 10-Q includes the financial statements of ESH REIT Predecessor and ESH Strategies (collectively, the “Company Predecessor”), on a consolidated and combined basis (which is comparable to the results of operations of the Company on a consolidated basis after the completion of the Pre-IPO Transactions and the Offering, with the exception of the noncontrolling interest modifications due to the purchase of the net assets of HVM and the approximately 45% ownership of ESH REIT not owned by the Company). ESH Hospitality LLC converted to ESH Hospitality, Inc. on November 5, 2013 and completed further restructuring transactions in November 2013. Accordingly, this report on Form 10-Q includes the financial statements of ESH REIT Predecessor on a stand-alone consolidated basis. We have presented separate “Results of Operations” for each issuer or its predecessor, as applicable, below.

Due to displacement in current or comparable periods as well as ramp-up periods that occur subsequent to renovation completion, the results of operations from our renovated hotels and, when applicable, acquired hotels may have a material effect on changes in the results of our operations from period to period and are, therefore, excluded from our discussion on results of operations when material. We include, on an identical hotel basis, only those hotels (“Comparable Hotels”) that are open and operational during the full current and prior periods being compared. A renovated hotel is deemed to be a Comparable Hotel 15 months after the completion of its renovation. Room refreshes are not considered to be renovations in determining our Comparable Hotels.

Consolidated and Combined Company Predecessor Results of Operations

Comparison of Three Months Ended September 30, 2013 and September 30, 2012

As of September 30, 2013, we owned and operated 682 hotels consisting of approximately 75,900 rooms and managed two hotels consisting of approximately 290 rooms. In the third quarter of 2011, we began renovating our hotels which, during the three months ended September 30, 2013 and 2012, reduced the total number of rooms in service. Further, on December 13, 2012, we acquired 17 hotels from HFI Acquisitions Company LLC (“HFI”). Where meaningful, we include results of operations on a Comparable Hotel basis.

The following table presents our results of operations for the three months ended September 30, 2013 and 2012, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended September 30,
	2013	2012	Change ($)	Change (%)
Revenues:
Room revenues	$308,077	$274,111	$33,966	12.4%
Other hotel revenues	5,297	4,717	580	12.3%
Management fees, license fees and other revenues	279	2,545	(2,266)	(89.0)%

Total revenues	313,653	281,373	32,280	11.5%

Operating expenses:
Hotel operating expenses	144,931	134,387	10,544	7.8%
General and administrative expenses	24,534	22,581	1,953	8.6%
Depreciation and amortization	42,669	33,183	9,486	28.6%
Managed property payroll expenses	185	1,758	(1,573)	(89.5)%
Impairment of long-lived assets	1,942	—	1,942	n/a

Total operating expenses	214,261	191,909	22,352	11.6%
Other income	643	41	602	1468.3%

Income from operations	100,035	89,505	10,530	11.8%
Interest expense	53,036	53,244	(208)	(0.4)%
Interest income	(26)	(103)	77	(74.8)%

Income before income tax expense	47,025	36,364	10,661	29.3%
Income tax expense	447	3,087	(2,640)	(85.5)%

Net income	46,578	33,277	13,301	40.0%
Net income attributable to noncontrolling interests	(422)	(141)	(281)	199.3%

Net income attributable to controlling interests	$46,156	$33,136	$13,020	39.3%

The following table presents key operating metrics, including occupancy, ADR and RevPAR, for our owned hotels on a total hotel basis for the three months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30,
	2013	2012	Change (%)
Number of hotel properties(1)	682	665	2.6%
Number of rooms(1)	75,928	73,657	3.1%
Occupancy	78.7%	79.0%	(0.4)%
ADR	$56.01	$51.25	9.3%
RevPAR	$44.09	$40.50	8.9%

(1)	Difference in the number of hotel properties and rooms between periods is due to acquisition of the 17 HFI hotel properties on December 13, 2012.

Our hotel reinvestment program continued in 2012 and the first nine months of 2013 with renovations at 166 of our hotels, which included 19,151 rooms that are not included as Comparable Hotels. On December 13, 2012, we acquired the 17 HFI hotels and therefore do not include these hotel properties as Comparable Hotels. The following table includes key operating metrics, including occupancy, ADR and RevPAR for our 499 Comparable Hotels:

	Three Months Ended September 30,
	2013	2012	Change (%)
Number of hotel properties	499	499	0.0%
Number of rooms	54,506	54,506	0.0%
Occupancy	79.4%	80.5%	(1.4)%
ADR	$51.83	$47.47	9.2%
RevPAR	$41.14	$38.21	7.7%

Room revenues. Room revenues increased by approximately $34.0 million, or 12.4%, to approximately $308.1 million for the three months ended September 30, 2013 compared to approximately $274.1 million for the three months ended September 30, 2012. Excluding the room revenues of approximately $7.1 million of the 17 HFI hotels for the three months ended September 30, 2013, the increase in room revenues of approximately $26.9 million was due to a 9.6% increase in ADR and a consistent occupancy, resulting in a 9.6% increase in RevPAR, which was primarily a result of operating initiatives related to our pricing policy and consistency with respect to room discounts across our portfolio. On a Comparable Hotel basis, ADR increased 9.2% and occupancy decreased 1.4%, resulting in a RevPAR increase of 7.7% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Other hotel revenues. Other hotel revenues increased by approximately $0.6 million, or 12.3%, to approximately $5.3 million for the three months ended September 30, 2013 compared to approximately $4.7 million for the three months ended September 30, 2012. Excluding the other hotel revenues of approximately $0.1 million of the 17 HFI hotels for the three months ended September 30, 2013, the increase in other hotel revenues of approximately $0.5 million was due to an increase in guest laundry and pet fee revenues.

Management fees, license fees and other revenues. Management fees, license fees and other revenues decreased by approximately $2.3 million, or 89.0%, to approximately $0.3 million for the three months ended September 30, 2013 compared to approximately $2.5 million for the three months ended September 30, 2012. Management fees and license fees from managed hotel properties directly correlate with room revenues at those hotel properties and totaled approximately $0.1 million and $0.7 million for the three months ended September 30, 2013 and 2012, respectively. The reimbursement of payroll expenses incurred on behalf of the managed hotel properties totaled approximately $0.2 million and $1.8 million for the three months ended September 30, 2013 and 2012, respectively. These decreases were due to the fact that the 17 HFI hotels acquired in December 2012 were managed by us during the three months ended September 30, 2012, but were owned by us during the three months ended September 30, 2013.

Hotel operating expenses. Hotel operating expenses increased by approximately $10.5 million, or 7.8%, to approximately $144.9 million for the three months ended September 30, 2013 compared to approximately $134.4 million for the three months ended September 30, 2012. Excluding the hotel operating expenses of approximately $4.2 million of the 17 HFI hotels for the three months ended September 30, 2013, the increase in hotel operating expenses of approximately $6.3 million was partly driven by an increase of approximately $2.1 million due to the offering of complimentary grab-and-go breakfast at the majority of our hotels during the three months ended September 30, 2013 as compared to a limited number of hotels during the three months ended September 30, 2012. Also, the increase was related to increases in hotel staff payroll expense, real estate taxes and utility expenses for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Hotel operating margin increased to 54.3% for the three months ended September 30, 2013 compared to 52.0% for the three months ended September 30, 2012. The increase in hotel operating margin was primarily related to our increase in ADR. Total hotel revenues increased by approximately $34.5 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, while hotel operating profit increased by approximately $25.0 million for the same period, which represents an operating margin flow-through, defined as the change in hotel operating profit divided by the change in total room and other hotel revenues, of approximately 72.3%, which is consistent with our expectations.

General and administrative expenses. General and administrative expenses increased by approximately $2.0 million, or 8.6%, to approximately $24.5 million for the three months ended September 30, 2013 compared to approximately $22.6 million for the three months ended September 30, 2012. The increase is primarily due to an increase in legal and consulting fees related to the Pre-IPO Transactions.

Depreciation and amortization. Depreciation and amortization increased by approximately $9.5 million, or 28.6%, to approximately $42.7 million for the three months ended September 30, 2013 compared to approximately $33.2 million for the three months ended September 30, 2012. Excluding depreciation expense of approximately $1.2 million related to the 17 HFI hotels for the three months ended September 30, 2013, the increase of approximately $8.3 million in depreciation and amortization was primarily due to an increase in investment in hotel assets as a result of our ongoing hotel reinvestment program.

Managed property payroll expenses. Managed property payroll expenses decreased by approximately $1.6 million, or 89.5%, to approximately $0.2 million for the three months ended September 30, 2013 compared to approximately $1.8 million for the three months ended September 30, 2012. This decrease was due to the fact that the17 HFI hotels acquired in December 2012 were managed by us during the three months ended September 30, 2012, but were owned by us during the three months ended September 30, 2013.

Impairment of long-lived assets. Asset impairments are recorded as required based on an evaluation of property and equipment and intangible assets for impairment. During the three months ended September 30, 2013, we recognized an impairment charge of approximately $1.9 million related to property and equipment. During the three months ended September 30, 2012, no impairment charges were recognized.

Interest expense. Interest expense decreased by approximately $0.2 million, or 0.4%, to approximately $53.0 million for the three months ended September 30, 2013 compared to approximately $53.2 million for the three months ended September 30, 2012. As a result of ESH REIT Predecessor’s November 2012 debt refinancing, ESH REIT Predecessor’s total debt increased by approximately $945.1 million and its weighted-average interest rate decreased by approximately 2.0%. This resulted in a net decrease in contractual interest expense and amortization of deferred financing costs of approximately $0.2 million.

Income tax expense. Our effective income tax rate decreased by 7.5% to 1.0% for the three months ended September 30, 2013 compared to 8.5% for the three months ended September 30, 2012, primarily due to lower projected fiscal year 2013 Operating Lessee taxable income as a result of higher projected fiscal year 2013 operating lease expense. The higher projected operating lease expense is an outcome of higher projected fiscal year 2013 revenues. The Company Predecessor’s effective tax rate is lower than the federal statutory rate of 35% due to ESH REIT Predecessor’s status as a REIT under the provisions of the Code during these periods and the fact that the income of HVM and ESH Strategies was not taxed at the corporate level due to their limited liability company status.

Comparison of Nine Months Ended September 30, 2013 and September 30, 2012

As of September 30, 2013, we owned and operated 682 hotels consisting of approximately 75,900 rooms and managed two hotels consisting of approximately 290 rooms. In the third quarter of 2011, we began renovating our hotels which, during the nine months ended September 30, 2013 and 2012, reduced the total number of rooms in service. Further, on December 13, 2012, we acquired 17 hotels from HFI Acquisitions Company LLC (“HFI”). Where meaningful, we include results of operations on a Comparable Hotel basis.

The following table presents our results of operations for the nine months ended September 30, 2013 and 2012, including the amount and percentage change in these results between the periods (in thousands):

	Nine Months Ended September 30,
	2013	2012	Change ($)	Change (%)
Revenues:
Room revenues	$849,654	$740,616	$109,038	14.7%
Other hotel revenues	13,562	12,799	763	6.0%
Management fees, license fees and other revenues	830	7,492	(6,662)	(88.9)%

Total revenues	864,046	760,907	103,139	13.6%

Operating expenses:
Hotel operating expenses	408,019	369,855	38,164	10.3%
General and administrative expenses	68,678	67,072	1,606	2.4%
Depreciation and amortization	124,523	93,040	31,483	33.8%
Managed property payroll expenses	565	5,165	(4,600)	(89.1)%
Restructuring expenses	605	5,763	(5,158)	(89.5)%
Acquisition transaction expenses	110	—	110	n/a
Impairment of long-lived assets	3,330	—	3,330	n/a

Total operating expenses	605,830	540,895	64,935	12.0%
Other income	659	734	(75)	(10.2)%

Income from operations	258,875	220,746	38,129	17.3%
Interest expense	157,937	158,842	(905)	(0.6)%
Interest income	(86)	(256)	170	(66.4)%

Income before income tax expense	101,024	62,160	38,864	62.5%
Income tax expense	2,990	6,845	(3,855)	(56.3)%

Net income	98,034	55,315	42,719	77.2%
Net (income) loss attributable to noncontrolling interests	(860)	93	(953)	(1024.7)%

Net income attributable to controlling interests	$97,174	$55,408	$41,766	75.4%

The following table presents key operating metrics, including occupancy, ADR and RevPAR, for our owned hotels on a total hotel basis for the nine months ended September 30, 2013 and 2012, respectively:

	Nine Months Ended September 30,
	2013	2012	Change (%)
Number of hotel properties(1)	682	665	2.6%
Number of rooms(1)	75,928	73,657	3.1%
Occupancy	75.5%	74.5%	1.3%
ADR	$54.31	$49.28	10.2%
RevPAR	$40.98	$36.74	11.5%

(1)	Difference in the number of hotel properties and rooms between periods is due to acquisition of the 17 HFI hotel properties on December 13, 2012.

Our hotel reinvestment program continued in 2012 and the first nine months of 2013 with renovations at 207 of our hotels, which included 24,186 rooms that are not included as Comparable Hotels. On December 13, 2012, we acquired the 17 HFI hotels and therefore do not include these hotel properties as Comparable Hotels. The following table includes key operating metrics, including occupancy, ADR and RevPAR for our 458 Comparable Hotels:

	Nine Months Ended September 30,
	2013	2012	Change (%)
Number of hotel properties	458	458	0.0%
Number of rooms	49,471	49,471	0.0%
Occupancy	75.9%	75.1%	1.1%
ADR	$47.38	$43.65	8.5%
RevPAR	$35.95	$32.78	9.7%

Room revenues. Room revenues increased by approximately $109.0 million, or 14.7%, to approximately $849.7 million for the nine months ended September 30, 2013 compared to approximately $740.6 million for the nine months ended September 30, 2012. Excluding the room revenues of approximately $22.8 million of the 17 HFI hotels for the nine months ended September 30, 2013, the increase in room revenues of approximately $86.2 million was due to a 10.3% increase in ADR and a 1.5% increase in occupancy, resulting in a 11.9% increase in RevPAR, which was primarily a result of operating initiatives related to our pricing policy and consistency with respect to room discounts across our portfolio. On a Comparable Hotel basis, ADR increased 8.5% and occupancy increased 1.1%, resulting in a RevPAR increase of 9.7% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Other hotel revenues. Other hotel revenues remained relatively consistent, increasing by approximately $0.8 million, or 6.0%, to approximately $13.6 million for the nine months ended September 30, 2013 compared to approximately $12.8 million for the nine months ended September 30, 2012.

Management fees, license fees and other revenues. Management fees, license fees and other revenues decreased by approximately $6.7 million, or 88.9%, to approximately $0.8 million for the nine months ended September 30, 2013 compared to approximately $7.5 million for the nine months ended September 30, 2012. Management fees and license fees from managed hotel properties directly correlate with room revenues at those hotel properties and totaled approximately $0.2 million and $2.3 million for the nine months ended September 30, 2013 and 2012, respectively. The reimbursement of payroll expenses incurred on behalf of the managed hotel properties totaled approximately $0.6 million and $5.2 million for the nine months ended September 30, 2013 and 2012, respectively. These decreases were due to the fact that the 17 HFI hotels acquired in December 2012 were managed by us during the nine months ended September 30, 2012, but were owned by us during the nine months ended September 30, 2013.

Hotel operating expenses. Hotel operating expenses increased by approximately $38.2 million, or 10.3%, to approximately $408.0 million for the nine months ended September 30, 2013 compared to approximately $369.9 million for the nine months ended September 30, 2012. Excluding the hotel operating expenses of approximately $11.7 million of the 17 HFI hotels for the nine months ended September 30, 2013, the increase in hotel operating expenses of approximately $26.5 million was partly driven by an increase of approximately $7.2 million due to the offering of complimentary grab-and-go breakfast at the majority of our hotels during the nine months ended September 30, 2013 as compared to a limited number of hotels during the nine months ended September 30, 2012. Also, the increase was related to increases in hotel staff payroll expense, real estate taxes and marketing expense, due to our increased focus on internet advertising, and utility expenses for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Hotel operating margin increased to 53.0% for the nine months ended September 30, 2013 compared to 51.0% for the nine months ended September 30, 2012. The increase in hotel operating margin was primarily related to our increase in ADR. Total hotel revenues increased by approximately $109.8 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, while hotel operating profit increased by approximately $72.8 million for the same period, which represents an operating margin flow-through, defined as the change in hotel operating profit divided by the change in total room and other hotel revenues, of approximately 66.3%, which is consistent with our expectations.

General and administrative expenses. General and administrative expenses remained relatively consistent, increasing by approximately $1.6 million, or 2.4%, to approximately $68.7 million for the nine months ended September 30, 2013 compared to approximately $67.1 million for the nine months ended September 30, 2012.

Depreciation and amortization. Depreciation and amortization increased by approximately $31.5 million, or 33.8%, to approximately $124.5 million for the nine months ended September 30, 2013 compared to approximately $93.0 million for the nine months ended September 30, 2012. Excluding depreciation expense of approximately $4.1 million related to the 17 HFI hotels for the nine months ended September 30, 2013, the increase of approximately $27.4 million in depreciation and amortization was primarily due to an increase in investment in hotel assets as a result of our ongoing hotel reinvestment program.

Managed property payroll expenses. Managed property payroll expenses decreased by approximately $4.6 million, or 89.1%, to approximately $0.6 million for the nine months ended September 30, 2013 compared to approximately $5.2 million for the nine months ended September 30, 2012. This decrease is due to the fact that the 17 HFI hotels acquired in December 2012 were managed by us during the nine months ended September 30, 2012, but were owned by us during the nine months ended September 30, 2013.

Restructuring expenses. During the nine months ended September 30, 2013, we initiated an operations restructuring, which changed certain aspects of our property staffing model, for which we incurred costs of approximately $0.6 million. During the year ended December 31, 2011, we initiated a corporate restructuring that we completed during the year ended December 31, 2012, which included, among other things, the relocation of the corporate headquarters to Charlotte, North Carolina, for which we incurred costs of approximately $5.8 million, approximately $2.0 million of which was a non-cash charge related to executive separation payments during the nine months ended September 30, 2012. For these restructuring programs, expenses included employee relocation, recruitment and separation payments and other costs associated with the restructuring. As of September 30, 2013, all costs associated with both of these restructuring programs had been incurred.

Acquisition transaction expenses. During the nine months ended September 30, 2013, we incurred acquisition transaction costs of approximately $0.1 million related to our acquisition of assets of the 17 HFI hotels.

Impairment of long-lived assets. Asset impairments are recorded as required based on an evaluation of property and equipment and intangible assets for impairment. During the nine months ended September 30, 2013, we recognized an impairment charge of approximately $3.3 million related to property and equipment. During the nine months ended September 30, 2012, no impairment charges were recognized.

Interest expense. Interest expense decreased by approximately $0.9 million, or 0.6%, to approximately $157.9 million for the nine months ended September 30, 2013 compared to approximately $158.8 million for the nine months ended September 30, 2012. As a result of ESH REIT Predecessor’s November 2012 debt refinancing, ESH REIT Predecessor’s total debt increased by approximately $945.1 million and its weighted-average interest rate decreased by approximately 2.0%. This resulted in a net decrease in contractual interest expense and amortization of deferred financing costs of approximately $0.9 million.

Income tax expense. Our effective income tax rate decreased by 8.0% to 3.0% for the nine months ended September 30, 2013 compared to 11.0% for the nine months ended September 30, 2012, primarily due to lower projected fiscal year 2013 Operating Lessee taxable income as a result of higher projected fiscal year 2013 operating lease expense. The higher projected operating lease expense is an outcome of higher projected fiscal year 2013 revenues. The Company Predecessor’s effective tax rate is lower than the federal statutory rate of 35% due to ESH REIT Predecessor’s status as a REIT under the provisions of the Code during these periods and the fact that the income of HVM and ESH Strategies was not taxed at the corporate level due to their limited liability company status.

ESH REIT Predecessor Results of Operations

Comparison of Three Months Ended September 30, 2013 and September 30, 2012

As of September 30, 2013, we owned and operated 682 hotels consisting of approximately 75,900 rooms and managed two hotels consisting of approximately 290 rooms. In the third quarter of 2011, we began renovating our hotels which, during the three months ended September 30, 2013 and 2012, reduced the total number of rooms in service. Further, on December 13, 2012, we acquired 17 hotels from HFI. Where meaningful, we include results of operations on a Comparable Hotel basis.

The following table presents our results of operations for the three months ended September 30, 2013 and 2012 including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended September 30,
	2013	2012	Change ($)	Change (%)
Revenues:
Room revenues	$308,077	$274,111	$33,966	12.4%
Other hotel revenues	5,297	4,717	580	12.3%
Management fees and other revenues	327	2,569	(2,242)	(87.3)%

Total revenues	313,701	281,397	32,304	11.5%
Operating expenses:
Hotel operating expenses	144,931	134,387	10,544	7.8%
General and administrative expenses	24,517	22,478	2,039	9.1%
Depreciation and amortization	42,669	33,183	9,486	28.6%
Managed property payroll expenses	185	1,758	(1,573)	(89.5)%
Trademark license fee expense	940	836	104	12.4%

	Three Months Ended September 30,
	2013	2012	Change ($)	Change (%)
Impairment of long-lived assets	1,942	—	1,942	n/a

Total operating expenses	215,184	192,642	22,542	11.7%
Other income	643	41	602	1468.3%

Income from operations	99,160	88,796	10,364	11.7%
Interest expense	53,036	53,244	(208)	(0.4)%
Interest income	(26)	(103)	77	(74.8)%

Income before income tax expense	46,150	35,655	10,495	29.4%
Income tax expense	447	3,087	(2,640)	(85.5)%

Net income	45,703	32,568	13,135	40.3%
Net income attributable to noncontrolling interests	(422)	(141)	(281)	199.3%

Net income attributable to controlling interests	$45,281	$32,427	$12,854	39.6%

The following table presents key operating metrics, including occupancy, ADR and RevPAR, for our owned hotels on a total hotel basis for the three months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30,
	2013	2012	Change (%)
Number of hotel properties(1)	682	665	2.6%
Number of rooms(1)	75,928	73,657	3.1%
Occupancy	78.7%	79.0%	(0.4)%
ADR	$56.01	$51.25	9.3%
RevPAR	$44.09	$40.50	8.9%

(1)	Difference in the number of hotel properties and rooms between periods due to acquisition of the 17 HFI hotel properties on December 13, 2012.

Our hotel reinvestment program continued in 2012 and the first nine months of 2013 with renovations at 166 of our hotels, which included 19,151 rooms that are not included as Comparable Hotels. On December 13, 2012, we acquired the 17 HFI hotels and therefore do not include these hotel properties as Comparable Hotels. The following table includes key operating metrics, including occupancy, ADR and RevPAR for our 499 Comparable Hotels:

	Three Months Ended September 30,
	2013	2012	Change (%)
Number of hotel properties	499	499	0.0%
Number of rooms	54,506	54,506	0.0%
Occupancy	79.4%	80.5%	(1.4)%
ADR	$51.83	$47.47	9.2%
RevPAR	$41.14	$38.21	7.7%

Room revenues. Room revenues increased by approximately $34.0 million, or 12.4%, to approximately $308.1 million for the three months ended September 30, 2013 compared to approximately $274.1 million for the three months ended September 30, 2012. Excluding the room revenues of approximately $7.1 million of the 17 HFI hotels for the three months ended September 30, 2013, the increase in room revenues of approximately $26.9 million was due to a 9.6% increase in ADR and a consistent occupancy, resulting in a 9.6% increase in RevPAR, which was primarily a result of operating initiatives related to our pricing policy and consistency with respect to room discounts across our portfolio. On a Comparable Hotel basis, ADR increased 9.2% and occupancy decreased 1.4%, resulting in a RevPAR increase of 7.7% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Other hotel revenues. Other hotel revenue increased by approximately $0.6 million, or 12.3%, to approximately $5.3 million for the three months ended September 30, 2013 compared to approximately $4.7 million for the three months ended September 30, 2012. Excluding the other hotel revenues of approximately $0.1 million of the 17 HFI hotels for the three months ended September 30, 2013, the increase in other hotel revenues of approximately $0.5 million is due to an increase in guest laundry and pet fee revenues.

Management fees and other revenues. Management fees and other revenues decreased by approximately $2.2 million, or 87.3%, to approximately $0.3 million for the three months ended September 30, 2013 compared to approximately $2.6 million for the three months ended September 30, 2012. Management fees from managed hotel properties directly correlate with room revenues at those hotel properties and totaled approximately $0.1 million and $0.8 million for the three months ended September 30, 2013 and 2012, respectively. The reimbursement of payroll expenses incurred on behalf of the managed hotel properties totaled approximately $0.2 million and $1.8 million for the three months ended September 30, 2013 and 2012, respectively. These decreases were due to the fact that the 17 HFI hotels acquired in December 2012 were managed by us during the three months ended September 30, 2012, but were owned by us during the three months ended September 30, 2013.

Hotel operating expenses. Hotel operating expenses increased by approximately $10.5 million, or 7.8%, to approximately $144.9 million for the three months ended September 30, 2013 compared to approximately $134.4 million for the three months ended September 30, 2012. Excluding the hotel operating expenses of approximately $4.2 million of the 17 HFI hotels for the three months ended September 30, 2013, the increase in hotel operating expenses of approximately $6.3 million was partly driven by an increase of approximately $2.1 million due to the offering of complimentary grab-and-go breakfast at the majority of our hotels during the three months ended September 30, 2013 as compared to a limited number of hotels during the three months ended September 30, 2012. Also, the increase was related to increases in hotel staff payroll expense, real estate taxes and utility expenses for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Hotel operating margin increased to 54.3% for the three months ended September 30, 2013 compared to 52.0% for the three months ended September 30, 2012. The increase in hotel operating margin was primarily related to our increase in ADR. Total hotel revenues increased by approximately $34.5 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, while hotel operating profit increased by approximately $25.0 million for the same period, which represents an operating margin flow-through, defined as the change in hotel operating profit divided by the change in total room and other hotel revenues, of approximately 72.3%, which is consistent with our expectations.

General and administrative expenses. General and administrative expenses increased by approximately $2.0 million, or 9.1%, to approximately $24.5 million for the three months ended September 30, 2013 compared to approximately $22.5 million for the three months ended September 30, 2012. The increase is primarily due to an increase in legal and consulting fees related to the Pre-IPO Transactions.

Depreciation and amortization. Depreciation and amortization increased by approximately $9.5 million, or 28.6%, to approximately $42.7 million for the three months ended September 30, 2013 compared to approximately $33.2 million for the three months ended September 30, 2012. Excluding depreciation expense of approximately $1.2 million related to the 17 HFI hotels for the three months ended September 30, 2013, the increase of approximately $8.3 million in depreciation and amortization was primarily due to an increase in investment in hotel assets as a result of our ongoing hotel reinvestment program.

Managed property payroll expenses. Managed property payroll expenses decreased by approximately $1.6 million, or 89.5%, to approximately $0.2 million for the three months ended September 30, 2013 compared to approximately $1.8 million for the three months ended September 30, 2012. This decrease is due to the fact that the 17 HFI hotels acquired in December 2012 were managed by us during the three months ended September 30, 2012, but were owned by us during the three months ended September 30, 2013.

Trademark license fees. Trademark license fees increased by approximately $0.1 million, or 12.4%, to approximately $0.9 million for the three months ended September 30, 2013 compared to approximately $0.8 million for the three months ended September 30, 2012. Trademark license fees directly correlate with room revenues.

Impairment of long-lived assets. Asset impairments are recorded as required based on an evaluation of property and equipment and intangible assets for impairment. During the three months ended September 30, 2013, we recognized an impairment charge of approximately $1.9 million related to property and equipment. During the three months ended September 30, 2012, no impairment charges were recognized.

Interest expense. Interest expense decreased by approximately $0.2 million, or 0.4%, to approximately $53.0 million for the three months ended September 30, 2013 compared to approximately $53.2 million for the three months ended September 30, 2012. As a result of our November 2012 debt refinancing, our total debt increased by approximately $945.1 million and its weighted-average interest rate decreased by approximately 2.0%. This resulted in a net decrease in contractual interest expense and amortization of deferred financing costs of approximately $0.2 million.

Income tax expense. Our effective income tax rate decreased by 7.7% to 1.0% for the three months ended September 30, 2013 compared to 8.7% for the three months ended September 30, 2012, primarily due to lower projected fiscal year 2013 Operating Lessee taxable income as a result of higher projected fiscal year 2013 operating lease expense. The higher projected operating lease expense is an outcome of higher projected fiscal year 2013 revenues. The REIT Predecessor’s effective tax rate is lower than the federal statutory rate of 35% due to our status as a REIT under the provisions of the Code during these periods and the fact that the income of HVM was not taxed at the corporate level due to its limited liability company status.

Comparison of Nine Months Ended September 30, 2013 and September 30, 2012

As of September 30, 2013, we owned and operated 682 hotels consisting of approximately 75,900 rooms and managed two hotels consisting of approximately 290 rooms. In the third quarter of 2011, we began renovating our hotels which, during the nine months ended September 30, 2012, reduced the total number of rooms in service. Further, on December 13, 2012, we acquired 17 hotels from HFI. Where meaningful, we include results of operations on a Comparable Hotel basis.

The following table presents our results of operations for the nine months ended September 30, 2013 and 2012 including the amount and percentage change in these results between the periods (in thousands):

	Nine Months Ended September 30,
	2013	2012	Change ($)	Change (%)
Revenues:
Room revenues	$849,654	$740,616	$109,038	14.7%
Other hotel revenues	13,562	12,799	763	6.0%
Management fees and other revenues	981	7,518	(6,537)	(87.0)%

Total revenues	864,197	760,933	103,264	13.6%
Operating expenses:
Hotel operating expenses	408,019	369,855	38,164	10.3%
General and administrative expenses	68,514	66,371	2,143	3.2%

	Nine Months Ended September 30,
	2013	2012	Change ($)	Change (%)
Depreciation and amortization	124,523	93,040	31,483	33.8%
Managed property payroll expenses	565	5,165	(4,600)	(89.1)%
Trademark license fee expense	2,589	2,260	329	14.6%
Restructuring expenses	605	5,763	(5,158)	(89.5)%
Acquisition transaction expenses	110	—	110	n/a
Impairment of long-lived assets	3,330	—	3,330	n/a

Total operating expenses	608,255	542,454	65,801	12.1%
Other income	659	734	(75)	(10.2)%

Income from operations	256,601	219,213	37,388	17.1%
Interest expense	157,937	158,842	(905)	(0.6)%
Interest income	(86)	(256)	170	(66.4)%

Income before income tax expense	98,750	60,627	38,123	62.9%
Income tax expense	2,990	6,845	(3,855)	(56.3)%

Net income	95,760	53,782	41,978	78.1%
Net (income) loss attributable to noncontrolling interests	(860)	93	(953)	(1024.7)%

Net income attributable to controlling interests	$94,900	$53,875	$41,025	76.1%

The following table presents key operating metrics, including occupancy, ADR and RevPAR, for our owned hotels on a total hotel basis for the months ended September 30, 2013 and 2012, respectively:

	Nine Months Ended September 30,
	2013	2012	Change (%)
Number of hotel properties(1)	682	665	2.6%
Number of rooms(1)	75,928	73,657	3.1%
Occupancy	75.5%	74.5%	1.3%
ADR	$54.31	$49.28	10.2%
RevPAR	$40.98	$36.74	11.5%

(1)	Difference in the number of hotel properties and rooms between periods due to acquisition of the 17 HFI hotel properties on December 13, 2012.

Our hotel reinvestment program continued in 2012 and the first nine months of 2013 with renovations at 207 of our hotels, which included 24,186 rooms that are not included as Comparable Hotels. On December 13, 2012, we acquired the 17 HFI hotels and therefore do not include these hotel properties as Comparable Hotels. The following table includes key operating metrics, including occupancy, ADR and RevPAR for our 458 Comparable Hotels:

	Nine Months Ended September 30,
	2013	2012	Change (%)
Number of hotel properties	458	458	0.0%
Number of rooms	49,471	49,471	0.0%
Occupancy	75.9%	75.1%	1.1%
ADR	$47.38	$43.65	8.5%
RevPAR	$35.95	$32.78	9.7%

Room revenues. Room revenues increased by approximately $109.0 million, or 14.7%, to approximately $849.7 million for the nine months ended September 30, 2013 compared to approximately $740.6 million for the nine months ended September 30, 2012. Excluding the room revenues of approximately $22.8 million of the 17 HFI hotels for the nine months ended September 30, 2013, the increase in room revenues of approximately $86.2 million was due to a 10.3% increase in ADR and a 1.5% increase in occupancy, resulting in a 11.9% increase in RevPAR, which was primarily a result of operating initiatives related to our pricing policy and consistency with respect to room discounts across our portfolio. On a Comparable Hotel basis, ADR increased 8.5% and occupancy increased 1.1%, resulting in a RevPAR increase of 9.7% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Other hotel revenues. Other hotel revenues remained relatively consistent, increasing by approximately $0.8 million, or 6.0%, to approximately $13.6 million for the nine months ended September 30, 2013 compared to approximately $12.8 million for the nine months ended September 30, 2012.

Management fees and other revenues. Management fees and other revenues decreased by approximately $6.5 million, or 87.0%, to approximately $1.0 million for the nine months ended September 30, 2013 compared to approximately $7.5 million for the nine months ended September 30, 2012. Management fees from managed hotel properties directly correlate with room revenues at those hotel properties and totaled approximately $0.4 million and $2.3 million for the nine months ended September 30, 2013 and 2012, respectively. The reimbursement of payroll expenses incurred on behalf of the managed hotel properties totaled approximately $0.6 million and $5.2 million for the nine months ended September 30, 2013 and 2012, respectively. These decreases were due to the fact that the 17 HFI hotels acquired in December 2012 were managed by us during the nine months ended September 30, 2012, but were owned by us during the nine months ended September 30, 2013.

Hotel operating expenses. Hotel operating expenses increased by approximately $38.2 million, or 10.3%, to approximately $408.0 million for the nine months ended September 30, 2013 compared to approximately $369.9 million for the nine months ended September 30, 2012. Excluding the hotel operating expenses of approximately $11.7 million of the 17 HFI hotels for the nine months ended September 30, 2013, the increase in hotel operating expenses of approximately $26.5 million was partly driven by an increase of approximately $7.2 million due to the offering of complimentary grab-and-go breakfast at the majority of our hotels during the nine months ended September 30, 2013 as compared to a limited number of hotels during the nine months ended September 30, 2012. Also, the increase was related to increases in hotel staff payroll expense, real estate taxes, marketing expense, due to our increased focus on internet advertising, and utility expenses for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Hotel operating margin increased to 53.0% for the nine months ended September 30, 2013 compared to 51.0% for the nine months ended September 30, 2012. The increase in hotel operating margin was primarily related to our increase in ADR. Total hotel revenues increased by approximately $109.8 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, while hotel operating profit increased by approximately $72.8 million for the same period, which represents an operating margin flow-through, defined as the change in hotel operating profit divided by the change in total room and other hotel revenues, of approximately 66.3%, which is consistent with our expectations.

General and administrative expenses. General and administrative expenses remained relatively consistent, increasing by approximately $2.1 million, or 3.2%, to approximately $68.5 million for the nine months ended September 30, 2013 compared to approximately $66.4 million for the nine months ended September 30, 2012.

Depreciation and amortization. Depreciation and amortization increased by approximately $31.5 million, or 33.8%, to approximately $124.5 million for the nine months ended September 30, 2013 compared to approximately $93.0 million for the nine months ended September 30, 2012. Excluding depreciation expense of approximately $4.1 million related to the 17 HFI hotels for the nine months ended September 30, 2013, the increase of approximately $27.4 million in depreciation and amortization was primarily due to an increase in investment in hotel assets as a result of our ongoing hotel reinvestment program.

Managed property payroll expenses. Managed property payroll expenses decreased by approximately $4.6 million, or 89.1%, to approximately $0.6 million for the nine months ended September 30, 2013 compared to approximately $5.2 million for the nine months ended September 30, 2012. This decrease is due to the fact that the 17 HFI hotels acquired in December 2012 were managed by us during the nine months ended September 30, 2012, but were owned by us during the nine months ended September 30, 2013.

Trademark license fees. Trademark license fees increased by approximately $0.3 million, or 14.6%, to approximately $2.6 million for the nine months ended September 30, 2013 compared to approximately $2.3 million for the nine months ended September 30, 2012. Trademark license fees directly correlate with room revenues.

Restructuring expenses. During the nine months ended September 30, 2013, we initiated an operations restructuring, which changed certain aspects of our property staffing model, for which we incurred costs of approximately $0.6 million. During the year ended December 31, 2011, we initiated a corporate restructuring that we completed during the year ended December 31, 2012, which included, among other things, the relocation of the corporate headquarters to Charlotte, North Carolina, for which we incurred costs of approximately $5.8 million, approximately $2.0 million of which was a non-cash charge related to executive separation payments during the nine months ended September 30, 2012. For these restructuring programs, expenses included employee relocation, recruitment and separation payments and other costs associated with the restructuring. As of September 30, 2013, all costs associated with both of these restructuring programs had been incurred.

Acquisition transaction expenses. During the nine months ended September 30, 2013, we incurred acquisition transaction costs of approximately $0.1 million related to our acquisition of assets of the 17 HFI hotels.

Impairment of long-lived assets. Asset impairments are recorded as required based on an evaluation of property and equipment and intangible assets for impairment. During the nine months ended September 30, 2013, we recognized an impairment charge of approximately $3.3 million related to property and equipment. During the nine months ended September 30, 2012, no impairment charges were recognized.

Interest expense. Interest expense decreased by approximately $0.9 million, or 0.6%, to approximately $157.9 million for the nine months ended September 30, 2013 compared to approximately $158.8 million for the nine months ended September 30, 2012. As a result of our November 2012 debt refinancing, our total debt increased by approximately $945.1 million and its weighted-average interest rate decreased by approximately 2.0%. This resulted in a net decrease in contractual interest expense and amortization of deferred financing costs of approximately $0.9 million.

Income tax expense. Our effective income tax rate decreased by 8.3% to 3.0% for the nine months ended September 30, 2013 compared to 11.3% for the nine months ended September 30, 2012, primarily due to lower projected fiscal year 2013 Operating Lessee taxable income as a result of higher projected fiscal year 2013 operating lease expense. The higher projected operating lease expense is an outcome of higher projected fiscal year 2013 revenues. The REIT Predecessor’s effective tax rate is lower than the federal statutory rate of 35% due to our status as a REIT under the provisions of the Code during these periods and the fact that the income of HVM was not taxed at the corporate level due to its limited liability company status.

Consolidated and Combined Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA

EBITDA is defined as net income excluding: (1) interest expense, net; (2) income tax expense (benefit); and (3) depreciation and amortization. EBITDA is a commonly used measure of performance in many industries. We believe that EBITDA provides useful information to investors regarding our operating performance as it helps us and investors evaluate the ongoing performance of our hotels after removing the impact of our capital structure, primarily interest expense and our asset base, primarily depreciation and amortization. We believe that the use of EBITDA facilitates comparisons between us and other lodging companies, hotel owners and other capital-intensive companies. Additionally, EBITDA is a measure that is widely used by management in our annual budgeting and compensation planning processes.

We use Adjusted EBITDA when evaluating our performance because we believe the adjustment for certain additional items, described below, provides useful supplemental information to investors regarding our ongoing hotel operating performance and that the presentation of Adjusted EBITDA, when combined with the GAAP presentation of net income, net income per share and cash flow provided by operating activities, is beneficial to an investor’s overall understanding of our ongoing operating performance. We adjust EBITDA for the following items and refer to this measure as Adjusted EBITDA:

•	Restructuring expenses—We exclude restructuring expenses that include employee separation payments and other restructuring costs.

•	Acquisition transaction expenses—Transaction related expenses associated with the acquisition of real estate or hotels are expensed when incurred. We exclude the effect of these costs because we believe they are not reflective of ongoing or future operating performance.

•	Impairment of long-lived assets—We exclude the effect of impairment losses recorded on property and equipment and intangible assets, as we believe that including them in Adjusted EBITDA is not consistent with reflecting the ongoing operating performance of our hotels.

•	Non-cash equity-based compensation—We exclude non-cash charges related to the amortization of equity-based compensation awards to employees and directors.

•	Other expenses (income) —We exclude the effect of other costs or income that we do not consider reflective of our ongoing or future operating performance, including: costs related to preparations for our the Offering, consisting primarily of the Pre-IPO Transactions, consulting fees related to the implementation of our new strategic initiatives, including services related to pricing and yield management policy, and the loss on disposal of assets.

EBITDA and Adjusted EBITDA, as presented, may not be comparable to measures calculated by other companies. This information should not be considered as an alternative to net income, net income per share, cash flow from operations or any other operating performance measure calculated in accordance with GAAP. Cash expenditures for various real estate or hotel assets such as capital expenditures, interest expense and other items have been and will continue to be incurred and are not reflected in EBITDA or Adjusted EBITDA. Management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of operating performance. Our consolidated and combined statements of operations and cash flows include interest expense, net, capital expenditures and other excluded items, all of which should be considered when evaluating our performance, in addition to our non-GAAP financial measures. Additionally, EBITDA and Adjusted EBITDA should not solely be considered as a measure of our liquidity or indicative of funds available to fund our cash needs, including our ability to pay dividends.

The following table provides a reconciliation of our net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2013 and 2012. There were no meaningful differences for ESH REIT Predecessor on a standalone basis for the periods presented below (in thousands).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Net income	$46,578		$33,277		$98,034		$55,315
Interest expense, net	53,010		53,141		157,851		158,586
Income tax expense	447		3,087		2,990		6,845
Depreciation and amortization	42,669		33,183		124,523		93,040

EBITDA	142,704		122,688		383,398		313,786
Restructuring expenses	—		—		605		5,763
Acquisition transaction expenses	—		—		110		—
Impairment of long-lived assets	1,942		—		3,330		—
Non-cash equity-based compensation	642		1,565		3,388		3,172
Other expenses	4,781	(1)	1,583	(2)	7,277	(3)	6,329	(4)

Adjusted EBITDA	$150,069		$125,836		$398,108		$329,050

(1)	For the three months ended September 30, 2013, includes costs related to preparations for our initial public offering, consisting primarily of the Pre-IPO Transactions, of $3.2 million, and loss on disposal of assets of $1.6 million.
(2)	For the three months ended September 30, 2012, includes costs related to preparations for our initial public offering, consisting primarily of the Pre-IPO Transactions, of $0.3 million, consulting fees related to implementation of our new strategic initiatives, including services related to pricing and yield management policy, of $0.7 million, and loss on disposal of assets of $0.6 million.
(3)	For the nine months ended September 30, 2013, includes costs related to preparations for our initial public offering, consisting primarily of the Pre-IPO Transactions, of $5.3 million, and loss on disposal of assets of $2.0 million.
(4)	For the nine months ended September 30, 2012, includes costs related to preparations for our initial public offering, consisting primarily of the Pre-IPO Transactions, of $0.8 million, consulting fees related to implementation of our new strategic initiatives, including services related to pricing and yield management policy, of $4.7 million, and loss on disposal of assets of $0.8 million.

Hotel Operating Profit and Hotel Operating Margin

Hotel operating profit and hotel operating margin measure owned hotel-level operating results prior to debt service, depreciation and amortization and general and administrative expenses and are supplemental measures of aggregate hotel-level profitability. Both measures are used by us to evaluate the operating profitability of our hotels. We define hotel operating profit as the sum of room and other hotel revenues less hotel operating expenses and hotel operating margin as the ratio of hotel operating profit divided by the sum of room and other hotel revenues.

The following table provides a reconciliation of our room revenues, other hotel revenues and hotel operating expenses to hotel operating profit and hotel operating margin for the three and nine months ended September 30, 2013 and 2012. There were no meaningful differences for ESH REIT Predecessor on a historical standalone basis for the periods presented below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Room revenues	$308,077	$274,111	$849,654	$740,616
Other hotel revenues	5,297	4,717	13,562	12,799

Total hotel revenues	313,374	278,828	863,216	753,415
Hotel operating expenses(1)	143,338	133,771	406,057	369,070

Hotel operating profit	$170,036	$145,057	$457,159	$384,345

Hotel operating margin	54.3%	52.0%	53.0%	51.0%

(1)	Excludes loss on disposal of assets.

Consolidated and Combined Company Predecessor Liquidity and Capital Resources

Overview

The discussion of liquidity and capital resources is presented on a consolidated and combined basis for the Company Predecessor and ESH REIT Predecessor as there was no material difference in the liquidity and capital resource requirements of the Company Predecessor and ESH REIT Predecessor for the periods presented.

We have historically generated significant cash flow from our operations and have financed our ongoing business primarily with existing cash and cash flow generated from operations. We generated cash flow from operations of approximately $276.0 million and $193.6 million for the nine months ended September 30, 2013 and 2012, respectively. Our current liquidity requirements consist primarily of funds necessary to pay for operating expenses directly associated with our hotels, recurring maintenance and capital expenditures necessary to maintain our hotels, general and administrative expenses and interest expense and scheduled principal payments on ESH REIT’s outstanding indebtedness and required ESH REIT dividend payments. In addition to recurring maintenance and capital expenditures necessary to maintain our hotels, we are also performing renovations and room refreshes to our hotels. We expect to fund these programs from a combination of cash on hand, cash flow from operations and/or borrowings under our revolving credit facilities, as needed.

Assuming we exercise our options to extend the maturity for certain debt that is scheduled to mature in December 2014 for up to three consecutive one-year periods, which options are subject to limited conditions, our long-term liquidity requirements will include funds for principal payments on ESH REIT’s mortgage and mezzanine loans maturing between December 2017 and December 2019. Other long-term liquidity requirements may include the need to obtain funds to expand our hotel reinvestment program and to acquire additional hotels. We expect to meet our long-term liquidity requirements through various sources of capital, including future debt or equity financings, existing working capital and cash flow from operations. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the current and future state of overall equity and credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by lenders, general market conditions for the lodging industry, our operating performance and liquidity and market perceptions about us. The success of our business strategy will depend, in part, on our ability to access these various capital sources. However, there can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms.

We had cash and cash equivalents of approximately $163.5 million and restricted cash of approximately $147.7 million at September 30, 2013. We believe that our cash position, including restricted cash held in escrow accounts by our mortgage lender on our behalf, and cash flow from operations will be adequate to meet all of our funding requirements and business objectives for at least the next 12 months. Based upon the current level of operations, management believes that our cash flow from operations, together with our significant cash balances, available borrowings under our revolving credit facilities (which were entered into subsequent to September 30, 2013, as described in “Our Indebtedness” and our capacity for additional borrowings, will be adequate to meet anticipated requirements for working capital, capital expenditures, debt service and dividends, when declared, for the foreseeable future.

The Extended Stay LLC revolving credit facility in place at September 30, 2013 matured upon the completion of the Offering. Prior to and at its maturity, the Extended Stay LLC revolving credit facility had a balance of $0. The Company and ESH REIT each entered into new revolving credit facilities concurrently with the completion of the Offering. See “Our Indebtedness—Company Revolving Credit Facility” and “Our Indebtedness—ESH REIT Revolving Credit Facility.” As of December 18, 2013, each of these facilities had a balance of $0.

In the future, ESH REIT may enter into an unsecured intercompany credit facility with the Company as the lender. The terms and conditions of any such unsecured intercompany credit facility would be expected to be consistent with prevailing market terms and conditions. In accordance with expected restrictions under the Company revolving credit facility and the ESH REIT revolving credit facility, any such credit facility would have a maximum amount available for borrowings of $200 million, a term of four years and be subordinated to the Company revolving credit facility and the ESH REIT revolving credit facility. The entering into an unsecured intercompany credit facility and the terms of such credit facility are subject to a number of factors, and we cannot assure that we will enter into an intercompany credit facility at all.

The Company may pay distributions to our stockholders, which will be made subject to the Company’s compliance with applicable law, and will depend on, among other things, the receipt by the Company of dividends from ESH REIT in respect of the Class A common stock, the Company’s results of operations and financial condition, the Company’s level of indebtedness, capital requirements, contractual restrictions, restrictions in any existing and future debt agreements of the Company and ESH REIT and in any preferred stock and other factors that the Company’s board of directors may deem relevant. The payment of any future distributions will be at the discretion of the Company’s board of directors.

On November 12, 2013, ESH REIT paid a cash dividend of $60.0 million to its then-existing shareholders, which consisted of the Sponsors and current and former management. ESH REIT intends to make regular quarterly cash distributions to its stockholders (including the Company), as more fully described below. To qualify as a REIT, ESH REIT must distribute annually to its stockholders an amount at least equal to:

•	90% of its REIT taxable income, computed without regard to the deduction for dividends paid and excluding any net capital; plus

•	90% of the excess of its net income, if any, from foreclosure property over the tax imposed on such income by the Code; less

•	the sum of certain items of non-cash income that exceeds a percentage of ESH REIT’s income.

ESH REIT will be subject to income tax on its taxable income that is not distributed and to an excise tax to the extent that certain percentages of its taxable income are not distributed by specified dates. ESH REIT generally expects to distribute approximately 95% of it REIT taxable income and net capital gain and may be subject to U.S. federal excise tax.

Sources and Uses of Cash

There was no meaningful difference for ESH REIT Predecessor on a standalone basis for the periods presented below.

Comparison of Nine Months Ended September 30, 2013 and September 30, 2012

We had cash and cash equivalents of approximately $163.5 million and $103.6 million at September 30, 2013 and 2012, respectively.

	Nine Months Ended September 30,
(in thousands)	2013	2012	Change
Cash provided by (used in):
Operating activities	$275,985	$193,560	$82,425
Investing activities	(195,139)	(241,566)	46,427
Financing activities	(20,725)	(21,824)	1,099
Effects of changes in exchange rate on cash and cash equivalents	(191)	228	(419)

Net increase (decrease) in cash and cash equivalents	$59,930	$(69,602)	$129,532

Cash Flows provided by Operating Activities

Cash flows provided by operating activities totaled approximately $276.0 million for the nine months ended September 30, 2013 compared to approximately $193.6 million for the nine months ended September 30, 2012, an increase of approximately $82.4 million. Cash flow from operations was positively impacted during the nine months ended September 30, 2013 by additional cash generated through improved operating performance of our hotels, specifically an 11.5% increase in RevPAR. Additionally, cash flows provided by operations increased as a result of the timing of interest payments associated with our mortgage and mezzanine loans.

Cash Flows used in Investing Activities

Cash flows used in investing activities totaled approximately $195.1 million for the nine months ended September 30, 2013 as compared to approximately $241.6 million for the nine months ended September 30, 2012, a decrease in cash used of approximately $46.4 million. This change was impacted by an increase in amounts used to fund loan escrows related to ESH REIT Predecessor’s 2012 Mortgage and Mezzanine Loans, which was more than offset by a decrease in purchases of property and equipment related to our ongoing hotel reinvestment program. Additionally, approximately $7.8 million in cash collateral related to insurance reserves was released during the nine months ended September 30, 2013, which was replaced with a letter of credit collateralized by the Extended Stay LLC revolving credit facility.

Cash Flows used in Financing Activities

Cash flows used in financing activities totaled approximately $20.7 million for the nine months ended September 30, 2013 and consisted primarily of distribution payments to the owners. Cash flows used in financing activities totaled approximately $21.8 million for the nine months ended September 30, 2012 and consisted primarily of mortgage loan principal payments.

Capital Expenditures

We maintain each of our hotels in good repair and condition and in conformity with applicable laws and regulations. The cost of all improvements and significant alterations are generally made with cash flows from operations. During the nine months ended September 30, 2013 and 2012, we incurred capital expenditures of approximately $117.8 million and $197.7 million, respectively. These capital expenditures were primarily made as a result of our hotel reinvestment program that began in the third quarter of 2011 and remains ongoing.

Hotel Reinvestment Program

We have been performing significant hotel renovations and room refreshes to upgrade 633, or approximately 93%, of our hotels. We have developed a methodology for selecting specific hotels for our reinvestment program by evaluating potential returns based on multiple market and property specific variables. We created two levels of investment: the more extensive Platinum renovation package and the more limited Silver refresh package. Prior to executing either package at a hotel, management determines whether, in its view, the selected level of capital investment is likely to result in incremental revenues and profits and achieve a return on investment that would meet our return criteria.

A Platinum renovation generally requires approximately $1.0 million in spend per hotel. Platinum renovations typically include remodeling of common areas, new paint, carpet, signage, tile or vinyl flooring and counters in bathrooms and kitchens, as well as the refurbishment of furniture, replacement of aged mattresses and installation of new flat screen televisions, artwork, lighting and bedspreads. A Silver refresh generally requires approximately $150,000 in spend per hotel. Silver refreshes typically include the replacement of aged mattresses and installation of new flat screen televisions, lighting, bedspreads and signage.

In order to incorporate the results of previous investments into our decision making process, we have undertaken the reinvestment program in phases. As of September 30, 2013, we have completed Platinum renovations at 229 hotels and are in the process of implementing Platinum renovations at 93 additional hotels. We have already completed Silver refreshes at 85 out of 93 of our future Platinum renovation hotels. Furthermore, we have completed Silver refreshes at 303 additional hotels and are in the process of implementing Silver refreshes at 8 other hotels. None of these 311 hotels are currently slated for a Platinum upgrade, but we expect to decide to upgrade some of them in the future. Given the more extensive nature of a Platinum renovation, a longer ramp-up time is expected in order to reach stabilization at post-renovation performance levels for Platinum renovations than for Silver refreshes.

The following table summarizes our projects that have been completed or on which work has begun for our hotel reinvestment program as of September 30, 2013:

Scope of Work	Number of Hotels		Expected Timing	Cumulative Costs Incurred through September 30, 2013 (in millions)	Total Expected Remaining Cost (in millions)	Total Expected Cost (in millions)
Hotel renovation (Platinum)	322	(1)	Q3 2011 – Q1 2014	$233.9	$84.0	$317.9
Room refresh (Silver)	311		Q4 2011 – Q3 2013	47.2	0.3	47.5

Total(2)	633			$281.1	$84.3	$365.4

(1)	Includes 22 hotels that were part of our initial pilot program.
(2)	Does not include $168.3 million of maintenance capital expenditures, of which $140.3 million has been spent as of September 30, 2013, and approximately $71.9 million of capital expenditures to address deferred maintenance that existed prior to October 2010 (the date we were acquired), of which $71.3 million has been spent as of September 30, 2013.

Beyond capital expenditures associated with customary renovation cycles, we will consider additional renovation capital expenditures that we believe will provide an attractive return on investment. We will continue to evaluate the opportunity to upgrade hotels that have or are receiving a room refresh by spending additional capital expenditures to provide a hotel renovation. In addition to the $84.3 million expected costs remaining for our current hotel renovations and room refreshes, we expect to spend in excess of an additional $100.0 million on further renovation phases during 2014 and 2015. Funding for future capital expenditures is expected to be provided primarily from cash flow from operations, or to the extent necessary, our revolving credit facilities.

Rebranding

During the year ended December 31, 2012, we spent approximately $10.0 million on rebranding. During the nine months ended September 30, 2013, we spent approximately $9.2 million on rebranding, and expect to spend an additional $0.8 million on rebranding in the fourth quarter of 2013. We do not expect to incur significant rebranding costs subsequent to December 31, 2013. Costs associated with rebranding are recorded as general and administrative expenses.

Our Indebtedness

Mortgage Loans

2012 Mortgage Loan—On November 30, 2012, ESA P Portfolio LLC, ESA P Portfolio MD Borrower LLC, ESA Canada Properties Borrower LLC, ESH/TN Properties LLC (each a subsidiary of ESH REIT Predecessor and collectively, the “Mortgage Borrower”) entered into an approximately $2.5 billion mortgage loan comprised of three components (the “2012 Mortgage Loan”), which is governed by that certain Loan Agreement, dated as of November 30, 2012, by and among the Mortgage Borrower, certain affiliates of the Mortgage Borrower, JPMorgan Chase Bank, National Association, German American Capital Corporation, Citigroup Global Markets Realty Corp., Bank of America, N.A. and Goldman Sachs Mortgage Company (as amended, the “MLA”). Component A is comprised of five subcomponents, each with varying floating interest rates and a collective weighted average interest rate of LIBOR plus approximately 2.1% and a total balance of $350.0 million and a maturity date of December 1, 2014, with three one-year extension options. Components B and C have fixed interest rates of approximately 3.4% and 4.1% and total balances of $350.0 million and $1,820.0 million and maturity dates of December 1, 2017 and December 1, 2019, respectively. The 2012 Mortgage Loan requires interest-only payments of approximately $7.9 million due on the first day of each calendar month.

Each component of the 2012 Mortgage Loan has amounts that are freely prepayable. The below table shows freely prepayable amounts and prepayment penalties under the 2012 Mortgage Loan.

	Mortgage Loan ($ in millions)
	Component A		Component B		Component C
	Freely Prepayable	Prepayment Penalty(1)	Freely Prepayable	Prepayment Penalty(1)(2)	Freely Prepayable	Prepayment Penalty(1)(2)
Prior to January 2, 2014	$52.5	3.0%	$157.5	N/A	$157.5	N/A (3)
January 2, 2014 to July 1, 2014	52.5	1.0%	157.5	Greater of 1.0 % or Yield Maintenance	157.5	Greater of 1.0 % or Yield Maintenance
July 2, 2014 to January 1, 2015	350.0	0.0%	157.5	Greater of 1.0 % or Yield Maintenance	157.5	Greater of 1.0 % or Yield Maintenance
January 2, 2015 to July 1, 2015	350.0	0.0%	350.0	0.0%	157.5	Greater of 1.0 % or Yield Maintenance
July 2, 2015 to January 1, 2016	350.0	0.0%	350.0	0.0%	157.5	Greater of 1.0 % or Yield Maintenance
After January 2, 2016	350.0	0.0%	350.0	0.0%	1,820.0	0.0%

(1)	Prepayment penalty applies to the amount in excess of freely prepayable amounts.
(2)	Yield Maintenance, calculated as set forth in the 2012 Mortgage Loan Document, means the excess of (i) the sum of the present values of the scheduled payments of interest and principal to be made with respect to the portion of the Component being prepaid (in excess of the freely payable portion) over (ii) the principal amount of the Component being prepaid (in excess of the freely prepayable portion).
(3)	Voluntary prepayment in excess of the freely payable amount is not permitted prior to January 2, 2014.

Substantially all of the Mortgage Borrower’s hotel properties (680 of the Mortgage Borrower’s 682 hotel properties) serve as collateral for the 2012 Mortgage Loan.

Upon completion of the Offering, the Company assumed the obligations of the guarantor under a customary recourse carveout guaranty pursuant to which the Company guaranteed (a) under certain limited circumstances, losses related to the 2012 Mortgage Loan plus enforcement costs incurred by the lenders, and (b) under certain other limited circumstances, repayment of the 2012 Mortgage Loan up to an aggregate liability under this clause (b) of $252.0 million plus enforcement costs.

The occurrence of an event of default, a mezzanine loan event of default, a debt yield trigger event (a Debt Yield (as defined in the MLA) of less than 9.0%) or a guarantor bankruptcy event triggers a Cash Trap Event (as defined in the MLA). During the period of a Cash Trap Event, any excess cash flow, after all monthly requirements (including the payment of management fees and operating expenses) are fully funded, is held by the loan service agent as additional collateral for the 2012 Mortgage Loan. As of September 30, 2013 and December 31, 2012, no notice of a cash trap event having been triggered had been received as the Mortgage Borrower’s debt yield was 13.4% and 11.9%, respectively.

A right of contribution agreement provides that if any funds of the Company or its subsidiaries are needed and used to service ESH REIT’s obligations under the 2012 Mortgage Loan or the 2012 Mezzanine Loans, such as in the case of a Cash Trap Event, ESH REIT shall be obligated to reimburse the Company, with interest, for the amount of any such funds that were applied for this purpose as soon as permitted under the 2012 Mortgage Loan and 2012 Mezzanine Loans. Interest shall accrue on ESH REIT’s reimbursement obligation at the relevant applicable federal rate as determined under Section 1274(d) of the Code. In lieu of cash payment, the Company may elect, at its option, to receive payment in the form of additional shares of Class A common stock of ESH REIT of an equivalent value.

Mezzanine Loans

2012 Mezzanine Loans—On November 30, 2012, Mezzanine A Borrower, Mezzanine B Borrower and Mezzanine C Borrower (as defined in the MLA, each a subsidiary of ESH REIT Predecessor, and collectively, the “Mezzanine Borrowers”) entered into three mezzanine loans totaling approximately $1.08 billion (the “2012 Mezzanine Loans”). As of September 30, 2013, interest-only payments for the 2012 Mezzanine Loans total approximately $8.5 million and are due on the first day of each calendar month. Each of the 2012 Mezzanine Loans are subject to similar CMA requirements and loan covenants generally as described above for the 2012 Mortgage Loan. Investment funds of the Sponsors (other than those invested in ESH REIT Predecessor and ESH Strategies) were the holders of $110.0 million of the 2012 Mezzanine Loans as of September 30, 2013. As of September 30, 2013, the Mezzanine A Loan had a fixed interest rate per annum of approximately 8.3%, a total balance of $500.0 million and a maturity date of December 1, 2019. As of September 30, 2013, the Mezzanine B Loan had a fixed interest rate per annum of approximately 9.6%, a total balance of $330.0 million and a maturity date of December 1, 2019. As of September 30, 2013, the Mezzanine C Loan had a fixed interest rate per annum of approximately 11.5%, a total balance of $250.0 million and a maturity date of December 1, 2019.

Each of the 2012 Mezzanine Loans has amounts that are freely prepayable. The below table shows freely prepayable amounts and prepayment penalties under the 2012 Mezzanine Loans.

	Mezzanine Loans ($ in millions)
	Mezzanine A		Mezzanine B		Mezzanine C
	Freely Prepayable	Prepayment Penalty(1)	Freely Prepayable	Prepayment Penalty(1)	Freely Prepayable	Prepayment Penalty(1)
Prior to December 2, 2013	$125.0	NA (2)	$82.5	NA (2)	$62.5	NA (2)
December 2, 2013 to June 1, 2014	125.0	3.0%	82.5	3.0%	62.5	3.0%
June 2, 2014 to December 1, 2014	125.0	1.0%	82.5	1.0%	62.5	1.0%
After December 1, 2014	500.0	0.0%	330.0	0.0%	250.0	0.0%

(1)	Prepayment penalty applies to the amount in excess of freely prepayable amounts.
(2)	Voluntary prepayment in excess of the freely prepayable amount is not permitted prior to December 2, 2013.

Any voluntary prepayment by a Mezzanine Borrower creates an obligation of the other Mezzanine Borrowers to make corresponding pro rata prepayments on their respective Mezzanine Loans. Upon completion of the Offering, the Company assumed the obligations of the guarantor under a customary recourse carveout guaranty pursuant to which the Company guaranteed (a) under certain limited circumstances, losses related to the 2012 Mezzanine Loans plus enforcement costs incurred by the mezzanine lenders and (b) under certain other limited circumstances, repayment of the 2012 Mezzanine Loans up to an aggregate liability under this clause (b) of $108.0 million plus enforcement costs.

On November 26, 2013, $270.0 million of the 2012 Mezzanine Loans were repaid. Repayment consisted of $125.0 million of the 2012 Mezzanine A Loan, $82.5 million of the 2012 Mezzanine B Loan and $62.5 million of the 2012 Mezzanine C Loan. Prior to December 31, 2013, ESH REIT expects to repay additional amounts under the 2012 Mezzanine Loans of approximately $445.0 million using approximately $304.6 million in proceeds from the Offering and approximately $140.4 million in existing cash. After giving effect to these repayments, total mortgage and mezzanine loans payable are expected to be approximately $2.9 billion.

Extended Stay LLC Revolving Credit Facility

On November 30, 2012, Extended Stay LLC, a subsidiary of ESH REIT Predecessor, entered into a revolving credit facility of $100.0 million. As of September 30, 2013, the outstanding balance drawn on the revolver was $0 and the amount of borrowing capacity available under the revolving credit facility was approximately $87.4 million (reduced from $100.0 million due to letters of credit outstanding).

The Extended Stay LLC revolving credit facility matured upon the completion of the Offering. The Company and ESH REIT Predecessor each entered into new revolving credit facilities concurrently with the completion of the Offering, further described below.

Company Revolving Credit Facility

The Company entered into a revolving credit facility concurrently with the completion of the Offering. The Company revolving credit facility permits borrowings up to $75.0 million by the Company until the first anniversary of the facility, at which time the borrowing availability under the facility will be reduced to $50.0 million. The facility provides for the issuance of up to $50.0 million letters of credit as well as borrowings on same-day notice, referred to as swingline loans, in an amount up to $20.0 million. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (1) the prime lending rate, (2) the overnight federal funds rate plus 0.5% or (3) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.75% for base rate loans and 3.75% for LIBOR loans. There is no scheduled amortization under the facility; the principal amount outstanding is due and payable in full at maturity, November 18, 2016, subject to a one-year extension option. The facility is secured by a first-priority security interest in substantially all of the assets of the Company, with certain exceptions, and is subject to a number of covenants.

In order to avoid a trigger event, as defined, the Company revolving credit facility requires a debt yield, as defined, of at least 11.5% during the first year of the facility, increasing to 12.0% from and after the first anniversary of the closing date. The occurrence of a trigger event would require the Company to repay the outstanding facility balance and would restrict its ability to make additional borrowings.

ESH REIT Revolving Credit Facility

ESH REIT entered into a revolving credit facility concurrently with the completion of the Offering. The ESH REIT revolving credit facility permits borrowings up to $250.0 million by ESH REIT. Subject to the satisfaction of certain criteria, ESH REIT will be able to request to increase the facility to an amount up to $350.0 million. The facility provides for the issuance of up to $50.0 million letters of credit as well as borrowings on same-day notice, referred to as swingline loans, in an amount up to $20.0 million. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (1) the prime lending rate, (2) the overnight federal funds rate plus 0.5% or (3) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.00% for base rate loans and 3.00% for LIBOR loans. There is no scheduled amortization under the facility; the principal amount outstanding is due and payable in full at maturity, November 18, 2016, subject to a one-year extension option. The facility is secured by a first-priority security interest in substantially all of the assets of ESH REIT, with certain exceptions (including certain entities that may not be pledged pursuant to the 2012 Mortgage and Mezzanine Loans), and is subject to a number of covenants.

In order to avoid a trigger event, as defined, the ESH REIT revolving credit facility requires a debt yield, as defined, of at least 11.00% during the first year of the facility, increasing to 11.5% from and after the first anniversary of the closing date. The occurrence of a trigger event would require ESH REIT to repay the outstanding facility balance and would restrict its ability to make additional borrowings.

Off-Balance Sheet Arrangements

We do not have off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our discussion and analysis of our historical financial condition and results of operations is based on the Company Predecessor’s and ESH REIT Predecessor’s consolidated and combined financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosures of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ significantly from these estimates and assumptions.

A summary of our critical accounting policies are described in the IPO Prospectus under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These critical accounting policies include investment in property and equipment, goodwill, income taxes, equity-based compensation and consolidation policies, which we believe require material subjective or complex judgments and have the most significant impact on our financial condition and results of operations. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is then available to us, our experience and various matters that we believe are reasonable and appropriate for consideration under the circumstances. There have been no material changes to our critical accounting policies as compared to the critical accounting policies included in the IPO Prospectus.

Recent Accounting Pronouncements

Income Taxes—In July 2013, the FASB issued an accounting standards update, which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This updated accounting standard is effective for fiscal and interim reporting periods beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. We are currently evaluating the impact of adopting the updated accounting standard, but do not expect the adoption to have a material effect on our historical consolidated and combined financial statements.

Cumulative Translation Adjustment—In March 2013, the FASB issued an accounting standards update that indicates when the cumulative translation adjustment (“CTA”) related to an entity’s investment in a foreign entity should be released to earnings. The CTA should be released when an entity sells a foreign subsidiary or a group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in a foreign entity. The CTA should also be released when an entity no longer has a controlling financial interest in an investment in a foreign entity. This updated accounting standard is effective for fiscal and interim reporting periods beginning after December 15, 2013 and shall be applied prospectively. We are currently evaluating the impact of adopting the updated accounting standard, but do not expect the adoption to have a material effect on our historical consolidated and combined financial statements.

Other Comprehensive Income—In February 2013, the FASB issued guidance requiring companies to present either in a single note or parenthetically on the face of the financial statements the effect of significant amounts reclassified from each component of comprehensive income based on its source and the income statement line items affected by the reclassification. This guidance is effective for fiscal and interim reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material effect on our historical consolidated and combined financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have limited exposure to market risk from changes in interest rates because at September 30, 2013, $355.5 million of ESH REIT Predecessor’s outstanding indebtedness of approximately $3.6 billion had a variable rate of interest. As a result, when market rates of interest change, there is generally not a material impact on our interest expense, future earnings or cash flows. Subsidiaries of ESH REIT are counterparties to an interest rate cap on one-month LIBOR at 3.0% with a $350.0 million notional amount and a maturity date the same as that of 2012 Mortgage Loan Component A. Additionally, we have limited exposure to market risk from changes in foreign currency exchange rates, since at September 30, 2013, less than 0.5% of our hotels were owned outside the United States.

If market rates of interest on ESH REIT’s variable rate debt fluctuate by 1.0%, interest cost would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $3.6 million annually, assuming that the amount outstanding under ESH REIT’s variable rate debt remains at $355.5 million, the balance as of September 30, 2013.

We may continue to seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility, when applicable. We may continue to have exposure to such risks to the extent they are not hedged. We may enter into derivative financial arrangements to the extent they meet the objectives described above and do not use derivatives for trading or speculative purposes.

Inflation

We do not believe that inflation had a material effect on our business during the nine months ended September 30, 2013 or 2012. Although we believe that increases in the rate of inflation will generally result in comparable increases in hotel room rates, severe inflation could contribute to a slowing of the national economy. Such a slowdown could result in a reduction in room rates and fewer room reservations, negatively impacting our revenues and net income.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Company Predecessor

As of September 30, 2013, the Company Predecessor reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of the Company Predecessor, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of the Company Predecessor concluded that the disclosure controls and procedures of the Company Predecessor were effective to ensure that information required to be disclosed in the reports that the Company Predecessor files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of the Company Predecessor, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

ESH REIT Predecessor

As of September 30, 2013, the ESH REIT Predecessor have each reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of the ESH REIT Predecessor, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of the ESH REIT Predecessor concluded that the disclosure controls and procedures of the ESH REIT Predecessor were effective to ensure that information required to be disclosed in the reports that the ESH REIT Predecessor files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of the ESH REIT Predecessor, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

Company Predecessor

There were no changes in the Company Predecessor’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company Predecessor’s internal control over financial reporting.

ESH REIT Predecessor

There were no changes in the ESH REIT Predecessor’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the ESH REIT Predecessor’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are from time to time subject to various claims and lawsuits incidental to our business. In the opinion of management, these claims and suits, individually or in the aggregate, will not have a material adverse effect on our consolidated financial statements, results of operations or liquidity.

Item 1A.	Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the IPO Prospectus, which is accessible on the SEC’s website at www.sec.gov.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

On November 18, 2013, the Company and ESH REIT completed their initial public offering of Paired Shares by issuing 32,487,500 Paired Shares, each Paired Share consisting of one share of common stock, par value $0.01 per share, of the Company, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT, which included 4,237,500 Paired Shares issued in connection with the underwriters’ exercise in full of their option to purchase additional Paired Shares. The Paired Shares sold in the offering were registered under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to the Company and ESH REIT’s Registration Statement on Form S-1 (File No. 333-190052), which was declared effective by the Securities and Exchange Commission (“SEC”) on November 12, 2013. The Paired Shares are listed on the New York Stock Exchange under the symbol “STAY.” The Paired Shares were sold at an initial public offering price of $20.00 per Paired Share. The offering raised gross proceeds to the Company and ESH REIT of approximately $649.8 million, and net proceeds to the Company and ESH REIT of approximately $590.4 million after deducting underwriting discounts and commissions of approximately $39.0 million and offering expenses of approximately $20.4 million.

The offering proceeds were divided among the Company and ESH REIT based on their estimated valuations. The Company used the majority of the proceeds it received, including proceeds received pursuant to the exercise of the underwriters’ option to purchase additional Paired Shares, to purchase Class A common stock of ESH REIT to maintain its ownership of approximately 55% of the outstanding common stock of ESH REIT. The Company used the remainder of its proceeds, approximately $4.0 million, for general corporate purposes.

ESH REIT will use its proceeds from the offering, including proceeds received pursuant to the exercise of the underwriters’ option to purchase additional shares, and the sale of Class A common stock to the Company, in addition to cash on hand, to repay indebtedness under ESH REIT’s 2012 Mezzanine Loans. ESH REIT expects to use the proceeds received by it, in addition to cash on-hand, to repay approximately $331.0 million of its Mezzanine A Loan, $218.5 million of its Mezzanine B Loan and $165.5 million of its Mezzanine C Loan. These amounts include $270.0 million repaid on November 26, 2013.

Deutsche Bank Securities, Goldman, Sachs & Co., J.P. Morgan, Citigroup, BofA Merrill Lynch, Barclays, Morgan Stanley and Macquarie Capital acted as joint book-running managers for the offering. Blackstone Capital Markets, Baird, Houlihan Lokey and Stifel acted as co-managers for the offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certification of Incorporation of Extended Stay America, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants’ Current Report on Form 8-K filed on November 18, 2013)

3.2	Amended and Restated Bylaws of Extended Stay America, Inc. (incorporated by reference to Exhibit 3.2 to the Registrants’ Current Report on Form 8-K filed on November 18, 2013

3.3	Amended and Restated Certificate of Incorporation of ESH Hospitality, Inc. (incorporated by reference to Exhibit 3.2 to the Registrants’ Current Report on Form 8-K filed on November 18, 2013)

3.4	Bylaws of ESH Hospitality, Inc. (incorporated by reference to Exhibit 3.2 to the Registrants’ Current Report on Form 8-K filed on November 18, 2013)

31.1	Certification of the Chief Executive Officer of Extended Stay America, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Extended Stay America, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Executive Officer of ESH Hospitality, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of the Chief Financial Officer of ESH Hospitality, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer of Extended Stay America, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Executive Officer and the Chief Financial Officer of ESH Hospitality, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith, XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

EXTENDED STAY AMERICA, INC.

Date: December 18, 2013	By:	/s/ James L. Donald
James L. Donald Chief Executive Officer

Date: December 18, 2013	By:	/s/ Peter J. Crage
Peter J. Crage Chief Financial Officer

ESH HOSPITALITY, INC.

Date: December 18, 2013	By:	/s/ James L. Donald
James L. Donald Chief Executive Officer

Date: December 18, 2013

	By:	/s/ Peter J. Crage
Peter J. Crage Chief Financial Officer