Form 10-Q
period 2014-03-31
Extended Stay America, Inc.; ESH Hospitality, Inc.
filed 2014-05-07
CIK 1581164, 1507563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Extended Stay America, Inc.	Yes ☒ No ☐
ESH Hospitality, Inc.	Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Extended Stay America, Inc.	Yes ☒ No ☐
ESH Hospitality, Inc.	Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Extended Stay America, Inc.	Large accelerated filer	☐	Accelerated filer	☐

	Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

ESH Hospitality, Inc.	Large accelerated filer	☐	Accelerated filer	☐

	Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Extended Stay America, Inc.	Yes ☐ No ☒
ESH Hospitality, Inc.	Yes ☐ No ☒

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

204,740,557 shares of common stock, par value $0.01 per share, of Extended Stay America, Inc., which are attached to and traded together with 204,740,557 shares of Class B common stock, par value $0.01 per share, of ESH Hospitality, Inc., and 250,295,833 shares of Class A common stock, par value $0.01 per share, of ESH Hospitality, Inc., were all outstanding as of April 30, 2014.

EXTENDED STAY AMERICA, INC.

ESH HOSPITALITY, INC.

QUARTERLY REPORT ON FORM 10-Q

ABOUT THIS COMBINED QUARTERLY REPORT

This combined quarterly report on Form 10-Q is filed by Extended Stay America, Inc., a Delaware corporation (the “Corporation”), and its controlled subsidiary, ESH Hospitality, Inc., a Delaware corporation (“ESH REIT”). Both the Corporation and ESH REIT have securities that have been registered under the Securities Act of 1933, as amended (the “Securities Act”), which are publicly traded and listed on the New York Stock Exchange (the “NYSE”) as Paired Shares (as defined herein). Unless otherwise indicated or the context requires, the terms the “Company,” “Extended Stay,” “Extended Stay America,” “we,” “our” and “us” refer to the Corporation, ESH REIT and their subsidiaries considered as a single enterprise.

We believe combining the quarterly reports on Form 10-Q of the Corporation and ESH REIT into this single report results in the following benefits:

•	Enhances investors’ understanding of the Corporation and ESH REIT by enabling investors, whose ownership of Paired Shares (as defined herein) gives them an ownership interest in our hotel properties through ESH REIT and in the operation of our business through the Corporation, to view the business as a whole.

•	Eliminates duplicative and potentially confusing disclosure and provides a more streamlined presentation, since a substantial amount of our disclosure applies to the Corporation and ESH REIT.

•	Creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

This combined quarterly report on Form 10-Q presents the following sections or portions of sections for each of the Company and ESH REIT, where applicable:

•	Part I Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part I Item 3 – Quantitative and Qualitative Disclosures About Market Risk.

As required by the Financial Accounting Standards Board (“FASB”) ASC 810, “Consolidations,” due to the Corporation’s controlling financial interest in ESH REIT, the Corporation is required to consolidate ESH REIT’s financial position, results of operations, comprehensive income and cash flows with those of the Corporation. As such, management’s discussion and analysis of financial condition and results of operations and financial statements are presented herein for each of the Company, on a consolidated and combined basis, and ESH REIT. The Corporation’s stand-alone financial condition and related information is discussed herein where applicable. In addition, with respect to other financial and non-financial disclosure items required by Form 10-Q, any material differences between the Corporation and ESH REIT are discussed separately herein.

This report also includes separate Part I Item 4 – Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of the Corporation and ESH REIT in order to establish that the Chief Executive Officer and the Chief Financial Officer of the Corporation and the Chief Executive Officer and the Chief Financial Officer of ESH REIT have made the requisite certifications and that the Corporation and ESH REIT are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This combined quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical facts included in this combined quarterly report on Form 10-Q may be forward-looking. When used in this combined quarterly report on Form 10-Q, the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “will,” “look forward to” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this combined quarterly report on Form 10-Q. Such risks, uncertainties and other important factors include, but are not limited to:

•	changes in U.S. general and local economic activity and the impact of these changes on consumer demand for lodging and related services in general and for extended stay lodging in particular;

•	levels of spending in the business, travel and leisure industries, as well as consumer confidence;

•	increased competition and the over-building of hotels in our markets;

•	incidents or adverse publicity concerning our hotels or other extended stay hotels;

•	our ability to implement our business strategies profitably;

•	declines in occupancy and average daily rate;

•	our ability to retain the services of certain members of our management;

•	the ability of ESH REIT to qualify, and remain qualified, as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended (the “Code”);

•	actual or constructive ownership (including deemed ownership by virtue of certain attribution provisions under the Code) of Paired Shares (as defined herein) by investors who we do not control, which may cause ESH REIT to fail to meet the REIT income tests;

•	the availability of capital for renovations and future acquisitions;

•	the high fixed cost of hotel operations;

•	the seasonal and cyclical nature of the real estate and lodging businesses;

•	interruptions in transportation systems, which may result in reduced business or leisure travel;

•	events beyond our control, such as war, terrorist attacks, travel-related health concerns and natural disasters;

•	changes in distribution arrangements, such as through internet travel intermediaries;

•	our ability to keep pace with improvements in technology utilized for reservations systems and other operating systems;

•	decreases in brand loyalty due to increasing use of internet reservation channels;

•	fluctuations in the supply and demand for hotel rooms;

•	changes in the tastes and preferences of our customers;

•	our ability to integrate and successfully operate any hotel properties acquired in the future and the risks associated with these hotel properties;

•	changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs or changes in interpretations thereof or increased taxes resulting from tax audits;

•	the cost of compliance with and liabilities under environmental, health and safety laws;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	increases in interest rates and operating costs;

•	our substantial indebtedness;

•	inadequate insurance coverage;

•	adverse litigation judgments or settlements; and

•	our status as a “controlled company.”

There may be other factors that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed in our combined annual report on Form 10-K filed with the SEC on March 20, 2014 and in other filings with the SEC. You should evaluate all forward-looking statements made in this combined quarterly report on Form 10-Q in the context of these risks and uncertainties.

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

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
PROPERTY AND EQUIPMENT—Net of accumulated depreciation of $483,492 and $439,371	$4,134,323	$4,127,317
RESTRICTED CASH	140,256	47,339
CASH AND CASH EQUIVALENTS	15,477	60,457
INTANGIBLE ASSETS—Net of accumulated amortization of $4,783 and $4,440	32,687	33,030
GOODWILL	55,633	55,633
DEFERRED FINANCING COSTS—Net of accumulated amortization of $14,691 and $11,313	47,873	51,251
ACCOUNTS RECEIVABLE—Net of allowance for doubtful accounts of $1,795 and $1,404	25,872	21,566
OTHER ASSETS	64,794	53,094

TOTAL ASSETS	$4,516,915	$4,449,687

LIABILITIES AND EQUITY
LIABILITIES:
Mortgage loans payable	$2,519,843	$2,519,843
Mezzanine loans payable	365,000	365,000
Revolving credit facilities	60,000	20,000
Mandatorily redeemable preferred stock—$0.01 par value, $1,000 redemption value, 350,000,000 shares authorized; 21,202 shares issued and outstanding as of March 31, 2014 and December 31, 2013	21,202	21,202
Accounts payable and accrued liabilities	200,703	175,122
Deferred tax liabilities	7,000	7,312

Total liabilities	3,173,748	3,108,479

COMMITMENTS AND CONTINGENCIES (Note 10)
Equity:
Common stock—$0.01 par value, 3,500,000,000 shares authorized, 204,740,557 and 204,787,500 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	2,048	2,048
Additional paid in capital	774,450	772,359
Accumulated deficit	(14,973)	(25,763)
Accumulated foreign currency translation	(4,241)	(4,068)

Total Extended Stay America, Inc. shareholders’ equity	757,284	744,576
Noncontrolling interests(1)	585,883	596,632

Total equity	1,343,167	1,341,208

TOTAL LIABILITIES AND EQUITY	$4,516,915	$4,449,687

(1)	Noncontrolling interests of Extended Stay America, Inc. include approximately 45% of ESH REIT’s common equity and 125 shares of ESH REIT preferred stock.

See accompanying notes to unaudited condensed consolidated and combined financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014		2013
REVENUES:
Room revenues	$266,229		$252,805
Other hotel revenues	4,087		3,719
Management fees, license fees and other revenues	—		274

Total revenues	270,316		256,798

OPERATING EXPENSES:
Hotel operating expenses	141,887		128,181
General and administrative expenses	23,105		18,408
Depreciation and amortization	45,327		41,245
Managed property payroll expenses	—		196
Restructuring expenses	—		605
Acquisition transaction expenses	—		110
Impairment of long-lived assets	—		1,388

Total operating expenses	210,319		190,133
OTHER INCOME	206		3

INCOME FROM OPERATIONS	60,203		66,668
OTHER NON-OPERATING EXPENSE	2,515		—
INTEREST EXPENSE, NET	36,548		52,053

INCOME BEFORE INCOME TAX EXPENSE	21,140		14,615
INCOME TAX EXPENSE	5,059		698

NET INCOME	16,081		13,917
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(5,291	)(1)	(471)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS OR MEMBERS	$10,790		$13,446

NET INCOME PER SHARE—BASIC	$0.05		$0.08

NET INCOME PER SHARE—DILUTED	$0.05		$0.08

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	203,299		170,329

WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	204,375		172,030

(1)	Noncontrolling interests of Extended Stay America, Inc. include approximately 45% of ESH REIT’s common equity and 125 shares of ESH REIT preferred stock.

See accompanying notes to unaudited condensed consolidated and combined financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
NET INCOME	$16,081	$13,917
FOREIGN CURRENCY TRANSLATION	(167)	(103)

COMPREHENSIVE INCOME	15,914	13,814
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(5,297)	(475)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS OR MEMBERS	$10,617	$13,339

See accompanying notes to unaudited condensed consolidated and combined financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(In thousands)

(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Foreign Currency Translation	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE—January 1, 2014	204,788	$2,048	$772,359	$(25,763)	$(4,068)	$744,576	$596,632	$1,341,208
Net income	—	—	—	10,790	—	10,790	5,291	16,081
Foreign currency translation	—	—	—	—	(173)	(173)	6	(167)
ESH REIT distributions	—	—	—	—	—	—	(16,416)	(16,416)
Equity-based compensation	(47)	—	2,091	—	—	2,091	370	2,461

BALANCE—March 31, 2014	204,741	$2,048	$774,450	$(14,973)	$(4,241)	$757,284	$585,883	$1,343,167

See accompanying notes to unaudited condensed consolidated and combined financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Net income	$16,081	$13,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	44,984	40,902
Foreign currency transaction loss	2,515	—
Amortization of deferred financing costs	3,378	3,125
Amortization of intangible assets	343	343
Amortization of above-market ground leases	(34)	(34)
Loss on disposal of property and equipment	2,055	9
Impairment of long-lived assets	—	1,388
Equity-based compensation	2,461	1,411
Deferred income tax (benefit) expense	(312)	107
Changes in assets and liabilities:
Accounts receivable, net	(4,316)	(5,213)
Other assets	(16,274)	7,144
Accounts payable and accrued liabilities	21,637	19,920

Net cash provided by operating activities	72,518	83,019

INVESTING ACTIVITIES:
Purchases of property and equipment	(49,422)	(36,156)
Increase in restricted cash	(92,962)	(82,014)
Proceeds from insurance recoveries	1,276	628
Decrease in cash collateral from insurance reserves	—	7,849

Net cash used in investing activities	(141,108)	(109,693)

FINANCING ACTIVITES:
Principal payments on mortgage loans	—	(62)
Payment of deferred financing costs	—	(298)
Proceeds from revolving credit facilities	97,000	—
Payments on revolving credit facilities	(57,000)	—
Distributions to noncontrolling interests	(16,416)	(674)

Net cash provided by (used in) financing activities	23,584	(1,034)

CHANGES IN CASH AND CASH EQUIVALENTS DUE TO CHANGES IN FOREIGN CURRENCY EXCHANGE RATES	26	(96)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(44,980)	(27,804)
CASH AND CASH EQUIVALENTS—Beginning of period	60,457	103,582

CASH AND CASH EQUIVALENTS—End of period	$15,477	$75,778

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$22,384	$37,259

Income tax payments—net of refunds of $136 and $65	$2,937	$145

NONCASH INVESTING ACTIVITY:
Capital expenditures included in accounts payable and accrued liabilities	$25,238	$5,675

See accompanying notes to unaudited condensed consolidated and combined financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014 AND DECEMBER 31, 2013, AND FOR THE THREE MONTHS ENDED

MARCH 31, 2014 AND 2013

(Unaudited)

1. BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION AND COMBINATION

Extended Stay America, Inc. (the “Corporation”) was incorporated in the state of Delaware on July 8, 2013. Prior to November 2013, the Corporation had no operations. ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. The formation of the Corporation and the conversion of ESH REIT into a Delaware corporation were completed as part of the Pre-IPO Transactions, defined and discussed below, and in contemplation of the Corporation’s and ESH REIT’s initial public offering. Subsequent to the Pre-IPO Transactions, defined and discussed below, the Corporation holds all of the issued and outstanding Class A common stock of ESH REIT, which represents approximately 55% of the outstanding common stock of ESH REIT. Due to its controlling interest in ESH REIT, the Corporation consolidates the financial position, results of operations, comprehensive income and cash flows of ESH REIT. The term, “the Company,” as used herein refers to the Corporation and ESH REIT and their subsidiaries presented on a consolidated and combined basis.

As of March 31, 2014 and December 31, 2013, the Company, ESH REIT or their predecessor entities owned and operated 681 hotel properties in operation in 44 U.S. states consisting of approximately 75,700 rooms and three hotels in operation in Canada consisting of approximately 500 rooms. The majority of hotels are operated under the core brand name Extended Stay America. Three Canadian hotels operate under the brand name Extended Stay Canada; 47 hotels are operated under the brand name Crossland Economy Studios and two hotels are operated under the brand name Hometown Inn.

Organization Prior to the Pre-IPO Transactions and Initial Public Offering

ESH REIT’s predecessor, ESH Hospitality LLC, was directly owned by ESH Hospitality Holdings LLC (“Holdings”), a Delaware limited liability company, whose members were investment funds sponsored and managed by Centerbridge Partners L.P., Paulson & Co. Inc. and The Blackstone Group L.P. and their affiliates (collectively, the “Sponsors”).

The hotels were leased by ESH Hospitality LLC’s taxable REIT subsidiaries (the “Operating Lessees”) who contracted with HVM LLC (“HVM”), a separate, independently owned hotel management and administrative services company, to manage the hotels and provide certain other administrative services. HVM was indirectly owned by individuals who were each active in the business of HVM and was managed by an entity indirectly owned by employees of the Sponsors. The brand names are owned by a subsidiary of ESH Strategies LLC (“ESH Strategies”), a Delaware limited liability company that licensed the brand names to the Operating Lessees. ESH Strategies (together with ESH Hospitality LLC, the Company’s predecessor) was directly owned by ESH Hospitality Strategies Holdings LLC (“Strategies Holdings”), a Delaware limited liability company, whose members were substantially the same investment funds as those that owned Holdings.

The Pre-IPO Transactions

The Pre-IPO Transactions, which were completed in November 2013, restructured and reorganized the then-existing businesses and entities prior to the Corporation’s and ESH REIT’s initial public offering, and consisted primarily of the following:

•	Holdings distributed 96.5% of the common stock of ESH REIT to the holders of Class A Units in Holdings and retained the remaining shares, which were subsequently paired with Corporation common stock and distributed as described below; the common stock of ESH REIT was recapitalized into two classes of common stock: Class A common stock and Class B common stock.

•	The Sponsors acquired the Corporation for a nominal fee.

•	ESH REIT transferred the Operating Lessees to newly-formed, wholly-owned subsidiaries of the Corporation; in connection with the transfer of 1.0% of the Operating Lessees, the Corporation paid ESH REIT approximately $1.6 million and the operating leases were amended to reflect current fair market value terms.

•	A newly-formed, wholly-owned subsidiary of the Corporation, ESA Management LLC (“ESA Management”), acquired all of the assets and assumed all of the liabilities of HVM for approximately $0.8 million; the existing management agreements were terminated and ESA Management entered into new management agreements with the Operating Lessees. ESA Management assumed sponsorship of HVM’s savings plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) (see Note 13).

•	The shareholders of ESH REIT contributed the Class A common stock of ESH REIT, representing approximately 55% of the outstanding common stock of ESH REIT, to the Corporation in exchange for common stock of the Corporation; the common stock of the Corporation was stapled to, or paired with, the Class B common stock of ESH REIT on a one-for-one basis, forming the Paired Shares offered pursuant to the Corporation’s and ESH REIT’s initial public offering.

•	The Corporation acquired all of the interests in ESH Strategies in exchange for approximately $21.2 million of mandatorily redeemable preferred stock of the Corporation, which pays preferred dividends at 8.0% per annum (see Note 7).

•	Holdings distributed its remaining Paired Shares.

Because the Sponsors owned the same percentages of the Company subsequent to the Pre-IPO Transactions as they owned of Holdings and Strategies Holdings prior to the Pre-IPO Transactions, a non-substantive exchange occurred. Accordingly, the transfer of net assets that occurred in connection with the Pre-IPO Transactions was recognized at historical cost basis.

Following the Pre-IPO Transactions, the Corporation, through its direct wholly-owned subsidiaries, leases the hotel properties from ESH REIT, owns the trademarks related to the business and self-manages the hotel properties. ESH REIT owns all of the hotel properties. The Corporation owns, and is expected to continue to own, all of the Class A common stock of ESH REIT, which represents approximately 55% of the outstanding common stock of ESH REIT.

Initial Public Offering

On November 18, 2013, the Corporation and ESH REIT completed an initial public offering (the “Offering”) of 32,487,500 Paired Shares for cash consideration of $20.00 per Paired Share, each Paired Share consisting of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. The Offering included 4,237,500 Paired Shares purchased by the underwriters in connection with the exercise in full of their option to purchase additional Paired Shares and raised total gross proceeds to the Corporation and ESH REIT of approximately $649.8 million.

After deducting underwriting discounts, commissions and other transaction costs, the Offering raised proceeds to the Corporation and ESH REIT of approximately $602.2 million. The proceeds were divided among the Corporation and ESH REIT based on their relative valuations. The Corporation used the majority of the proceeds it received to purchase shares of Class A common stock of ESH REIT to maintain its ownership of approximately 55% of the outstanding common stock of ESH REIT. ESH REIT used its proceeds from the Offering, including proceeds received pursuant to the sale of Class A common stock to the Corporation, in addition to cash on hand, to repay $715.0 million of its 2012 Mezzanine Loans (see Note 6).

As of March 31, 2014, the public owns approximately 15.9% of the outstanding Paired Shares, while the Sponsors and current and former management own approximately 84.1% of the outstanding Paired Shares.

Basis of Consolidation and Combination

The accompanying unaudited condensed consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). References to the Company, its financial position, results of operations, comprehensive income, changes in equity and cash flows mean the Corporation and its consolidated subsidiaries, including the Operating Lessees, ESH Strategies, ESA Management and ESH REIT for the three months ended March 31, 2014, and to the Company’s predecessor, which includes ESH REIT’s predecessor, ESH Strategies and HVM (see Notes 2 and 9), for the three months ended March 31, 2013.

For the three months ended March 31, 2014, third party equity interests in ESH REIT consist of the shares of Class B common stock of ESH REIT, which represent approximately 45% of ESH REIT’s total common equity, and 125 shares of preferred stock of ESH REIT. These interests, which are not owned by the Corporation, are presented as noncontrolling interests in the accompanying condensed consolidated and combined financial statements.

For the three months ended March 31, 2013, third party equity interests in HVM, which represented all of HVM’s equity, were not owned by the Company and are presented as noncontrolling interests in the accompanying condensed consolidated and combined financial statements (see Note 9). ESH REIT’s predecessor and ESH Strategies were entities under common ownership of substantially the same investment funds of the Sponsors and common management. The Sponsors reorganized ESH REIT’s predecessor and ESH Strategies as part of the Pre-IPO Transactions to effect the Offering. Since the Pre-IPO Transactions, which resulted in the entities becoming a consolidated group, were accounted for at historical cost, the Company’s predecessor financial information combines ESH REIT’s predecessor financial information with that of ESH Strategies.

All intercompany accounts and transactions have been eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Presentation—Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP have been condensed or omitted in the accompanying unaudited condensed consolidated and combined financial statements. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated and combined financial statements should be read in conjunction with the audited consolidated and combined financial statements as of and for the year ended December 31, 2013 included in the combined annual report on Form 10-K filed with the SEC on March 20, 2014.

The accompanying unaudited condensed consolidated and combined financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of March 31, 2014, the results of the Company’s operations and comprehensive income for the three months ended March 31, 2014 and 2013, changes in equity for the three months ended March 31, 2014, and the cash flows for the three months ended March 31, 2014 and 2013. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations, including the impact of our hotel reinvestment program.

Use of Estimates—The preparation of the accompanying unaudited condensed consolidated and combined financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management used significant estimates to estimate the useful lives of tangible assets as well as the assessment of tangible and intangible assets, including goodwill, for impairment, estimated liabilities for insurance reserves and the grant-date fair value per Profit Unit (as defined in Note 12) related to equity-based compensation. Actual results could differ from those estimates.

Restricted Cash—Restricted cash consists of amounts held in cash management accounts and in escrows for the payment of hotel occupancy/sales taxes, property taxes and insurance, capital improvements, ground leases, operating expenses (including management fees and reimbursements), and mortgage and mezzanine debt service, all as required by ESH REIT’s mortgage and mezzanine loan agreements (see Note 6).

Property and Equipment—Property and equipment additions are recorded at cost. Major improvements that extend the life or utility of property or equipment are capitalized and depreciated over a period equal to the shorter of the estimated useful life of the improvement or the remaining estimated useful life of the asset. Ordinary repairs and maintenance are charged to expense as incurred. Depreciation and amortization are recorded on a straight-line basis over estimated useful lives which range from 1 year to 49 years.

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

To the extent that a hotel property is impaired, the excess carrying amount of the hotel property over its estimated fair value is charged to operating earnings. Fair value is determined based upon the discounted cash flows of the hotel property, quoted market prices or independent appraisals, as considered necessary. The Company recognized impairment charges related to property and equipment of $0 and approximately $1.4 million for the three months ended March 31, 2014 and 2013, respectively (see Note 4).

Variable Interest Entity— During the three months ended March 31, 2013, the Company held a variable interest in HVM, a separate, independently owned hotel management and administrative services company (see Note 9). The Company’s maximum exposure to loss as a result of its involvement with HVM was related to the need to secure alternative hotel management services and systems support if HVM were ever unable to fulfill its obligations under its management agreements with ESH REIT. The assets of HVM could not be used to settle obligations of the Company and the Company’s assets could not be used to settle obligations of HVM. For the three months ended March 31, 2013, the Company represented approximately 99.6% of the business conducted by HVM. The Company concluded that it was the primary beneficiary of HVM and, as a result, consolidated the results of operations, comprehensive income and cash flows of HVM for the three months ended March 31, 2013. Since the Company had no equity interest in HVM, the results of operations and members’ capital of HVM are reported as noncontrolling interests in the accompanying unaudited condensed consolidated and combined financial statements for the three months ended March 31, 2013. During the three months ended March 31, 2014, HVM no longer met the definition of a variable interest entity.

HVM provided hotel management and administrative services, including the supervision, direction, and control of the operations, management and promotion of the hotel properties in a manner associated with extended-stay hotels of similar size, type, or usage in similar locations. See summarized financial information of HVM in Note 9.

Segments—The Company’s hotel operations represent a single operating segment based on the way the Company manages its business. The Company’s hotels provide similar services, use similar processes to sell those services and sell their services to similar classes of customers. The amounts of long-lived assets and net sales outside the U.S. were not significant for any of the periods presented.

Recently Issued Accounting Standards

Reporting Discontinued Operations—In April 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which modified the definition of discontinued operations and requires that only disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results be reported as discontinued operations in the financial statements. This updated accounting standard is effective for all disposals (or classifications as held for sale) of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. The Company adopted this guidance as of January 1, 2014, and it did not have a material effect on the Company’s accompanying unaudited condensed consolidated and combined financial statements. This guidance is expected to result in reporting discontinued operations less frequently than the previous accounting standard.

Income Taxes—In July 2013, the FASB issued an accounting standards update which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This updated accounting standard is effective for fiscal and interim reporting periods beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. The adoption of this guidance did not have a material effect on the Company’s accompanying unaudited condensed consolidated and combined financial statements.

Cumulative Translation Adjustment—In March 2013, the FASB issued an accounting standards update that indicates when the cumulative translation adjustment (“CTA”) related to an entity’s investment in a foreign entity should be released to earnings. The CTA should be released when an entity sells a foreign subsidiary or a group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in a foreign entity. The CTA should also be released when an entity no longer has a controlling financial interest in an investment in a foreign entity. This updated accounting standard is effective for fiscal and interim reporting periods beginning after December 15, 2013 and shall be applied prospectively. The adoption of this guidance did not have a material effect on the Company’s accompanying unaudited condensed consolidated and combined financial statements.

3. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares of the Corporation’s unrestricted common stock outstanding. Diluted net income per share is computed by dividing net income available to common shareholders, as adjusted for potentially dilutive securities, by the weighted average number of shares of the Corporation’s unrestricted common stock outstanding plus other potentially dilutive securities. Dilutive securities include equity-based awards issued under long-term incentive plans.

As discussed in Note 1, in November 2013, the Company completed the Pre-IPO Transactions. For purposes of computing net income per share, it is assumed that the recapitalization of the Company had occurred for all periods presented and therefore the outstanding shares have been adjusted to reflect the conversion of shares that took place in contemplation of the Offering. Accordingly, the denominators in the computations of basic and diluted net income per share for the three months ended March 31, 2013, reflect the Company predecessor’s recapitalization.

The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows:

	Three Months Ended
	March 31,
	2014	2013
(in thousands, except per share data)
Numerator:
Net income available to common shareholders or members—basic	$10,790	$13,446
Net income available to controlling interests assuming conversion	(15)	(32)

Net income available to common shareholders or members—diluted	$10,775	$13,414

Denominator:
Weighted average number of shares outstanding—basic	203,299	170,329
Dilutive securities	1,076	1,701

Weighted average number of shares outstanding—diluted	204,375	172,030

Basic net income per share	$0.05	$0.08

Diluted net income per share	$0.05	$0.08

4. PROPERTY AND EQUIPMENT

Net investment in property and equipment as of March 31, 2014 and December 31, 2013, consists of the following (in thousands):

	March 31,	December 31,
	2014	2013
Hotel properties:
Land and site improvements	$1,348,344	$1,347,260
Building and improvements	2,860,409	2,839,454
Furniture, fixtures and equipment	390,780	362,022

Total hotel properties	4,599,533	4,548,736
Corporate furniture, fixtures and equipment	16,461	16,131
Undeveloped land parcel	1,821	1,821

Total cost	4,617,815	4,566,688

Less accumulated depreciation:
Hotel properties	(470,871)	(427,533)
Corporate furniture, fixtures and equipment	(12,621)	(11,838)

Total accumulated depreciation	(483,492)	(439,371)

Property and equipment—net	$4,134,323	$4,127,317

Substantially all of the hotel properties (680 of 684 hotel properties) are pledged as security for ESH REIT’s 2012 Mortgage Loan (see Note 6).

During the three months ended March 31, 2014 and 2013, the Company, using Level 3 unobservable inputs, recognized impairment charges of $0 and approximately $1.4 million, respectively, in the accompanying unaudited condensed consolidated and combined statements of operations. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of revenues, expenses and related cash flows based on assumed long-term growth rates, demand trends, expected future capital expenditures and estimated discount rates. These assumptions were based on the Company’s historical data and experience, third-party appraisals, industry projections and micro and macro general economic condition projections.

5. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets and goodwill as of March 31, 2014 and December 31, 2013, consist of the following (dollars in thousands):

	March 31, 2014
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets:
Customer relationships	20 years	$26,800	$(4,665)	$22,135
Customer e-mail database	5 years	170	(118)	52

Total definite-lived intangible assets		26,970	(4,783)	22,187
Indefinite-lived intangible assets—trademarks		10,500	—	10,500

Total intangible assets		37,470	(4,783)	32,687
Goodwill		55,633	—	55,633

Total intangible assets and goodwill		$93,103	$(4,783)	$88,320

	December 31, 2013
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets:
Customer relationships	20 years	$26,800	$(4,330)	$22,470
Customer e-mail database	5 years	170	(110)	60

Total definite-lived intangible assets		26,970	(4,440)	22,530
Indefinite-lived intangible assets—trademarks		10,500	—	10,500

Total intangible assets		37,470	(4,440)	33,030
Goodwill		55,633	—	55,633

Total intangible assets and goodwill		$93,103	$(4,440)	$88,663

The remaining weighted-average amortization period remaining for definite-lived intangible assets was approximately 16 years as of March 31, 2014. Estimated future amortization expense for intangible assets is as follows (in thousands):

Years Ending December 31,
Remainder of 2014	$1,031
2015	1,366
2016	1,340
2017	1,340
2018	1,340
Thereafter	15,770

Total	$22,187

6. DEBT

Summary—The Company’s outstanding debt as of March 31, 2014 and December 31, 2013, is as follows (in thousands):

	March 31, 2014	December 31, 2013
Mortgage loans payable	$2,519,843	$2,519,843
Mezzanine loans payable	365,000	365,000
Revolving credit facilities	60,000	20,000

Total debt	$2,944,843	$2,904,843

The Company’s outstanding debt as of March 31, 2014 and December 31, 2013, consists of the following (dollars in thousands):

Loan	Stated Amount	Outstanding Principal - March 31, 2014	Outstanding Principal - December 31, 2013	Stated Interest Rate (2)	Interest Rate - March 31, 2014	Interest Rate - December 31, 2013	Maturity Date		Amortization
Mortgage loans payable:
2012 Mortgage Loan:
Component A	$350,000	$349,843	$349,843	LIBOR(1) +2.0547%	2.2107%	2.2227%	12/1/2014	(3)	Interest only
Component B	350,000	350,000	350,000	3.4047%	3.4047%	3.4047%	12/1/2017		Interest only
Component C	1,820,000	1,820,000	1,820,000	4.0547%	4.0547%	4.0547%	12/1/2019		Interest only
Mezzanine loans payable:
2012 Mezzanine A Loan	500,000	168,981	168,981	8.25%	8.25%	8.25%	12/1/2019		Interest only
2012 Mezzanine B Loan	330,000	111,528	111,528	9.625%	9.625%	9.625%	12/1/2019		Interest only
2012 Mezzanine C Loan	250,000	84,491	84,491	11.50%	11.50%	11.50%	12/1/2019		Interest only
Revolving credit facilities:
Corporation Revolving Credit Facility	75,000	20,000	—	LIBOR(1) +3.75%	3.9062%	N/A	11/18/2016		Interest only
ESH REIT Revolving Credit Facility	250,000	40,000	20,000	LIBOR(1) +3.0%	3.1545%	3.1646%	11/18/2016		Interest only

Total		$2,944,843	$2,904,843

(1)	London Interbank Offering Rate.
(2)	The Company is a counterparty to an interest rate cap on one-month LIBOR at 3.0% with a notional amount and maturity date the same as those of 2012 Mortgage Loan Component A.
(3)	ESH REIT has the option to extend the maturity date of Component A of the 2012 Mortgage Loan for up to three consecutive one-year periods, subject to limited conditions.

ESH REIT Mortgage and Mezzanine Loans

On November 30, 2012, ESH REIT entered into a $2.52 billion mortgage loan comprised of three components (the “2012 Mortgage Loan”) and three mezzanine loans totaling $1.08 billion (the “2012 Mezzanine Loans”). Subsequent to the Offering, in the fourth quarter of 2013, ESH REIT repaid $715.0 million of the 2012 Mezzanine Loans. Repayment consisted of approximately $331.0 million of the 2012 Mezzanine A Loan, approximately $218.5 million of the 2012 Mezzanine B Loan and approximately $165.5 million of the 2012 Mezzanine C Loan. Monthly interest-only payments for the 2012 Mortgage Loan total approximately $7.8 million and are due on the first day of each calendar month. Monthly interest-only payments for the 2012 Mezzanine Loans total approximately $8.5 million and $2.9 million prior to and subsequent to the partial debt repayment, respectively, and are due on the first day of each calendar month.

The occurrence of a Mortgage Loan Event of Default, a Mezzanine Loan Default, a Debt Yield Trigger Event (a Debt Yield, as defined, of less than 9.0%), or a Guarantor Bankruptcy triggers a Cash Trap Event, as defined. During the period of a Cash Trap Event, any excess cash flow, after all monthly requirements (including the payment of management fees and operating expenses) are fully funded, is held by the loan service agent as additional collateral for the 2012 Mortgage Loan. As of March 31, 2014, none of these events had occurred.

All receipts from 680 of 684 of ESH REIT’s hotel properties which serve as collateral for the 2012 Mortgage Loan are required to be deposited into a domestic cash management account (“CMA’’) for hotels in the U.S. and a Canadian CMA for hotels in Canada. Such CMAs are under the control of the loan service agent as specified by the terms of the mortgage loan agreement, mezzanine loan agreements and cash management agreements and are, therefore, classified as restricted cash. Receipts are allocated to CMA subaccounts for hotel occupancy/goods and services sales taxes, property taxes, insurance, ground leases, operating expenses (including management fees and reimbursements), capital improvements, and mortgage and mezzanine debt service. Funds in excess of a month’s Canadian waterfall requirements are converted to U.S. dollars and transferred to the domestic CMA. Funds in excess of a month’s domestic waterfall requirements are distributed to the Corporation and/or ESH REIT so long as no Cash Trap Event has occurred.

Revolving Credit Facilities

        Corporation Revolving Credit Facility – On November 18, 2013, the Corporation entered into a $75.0 million revolving credit facility. On November 18, 2014, the borrowing availability under the facility will be reduced to $50.0 million. The facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same day notice, referred to as swingline loans, in an amount up to $20.0 million. The Corporation incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the outstanding amount under the facility and a fee of 3.875% on outstanding letters of credit due on the last day of each quarter. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (i) the prime lending rate, (ii) the overnight federal funds rate plus 0.5% or (iii) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.75% for base rate loans and 3.75% for LIBOR loans. There is no scheduled amortization under the facility and the facility matures on November 18, 2016. As of March 31, 2014 and December 31, 2013, the Corporation had three letters of credit totaling approximately $24.9 million outstanding under this credit facility, an outstanding balance drawn of $20.0 million and $0, respectively, and borrowing capacity available of approximately $30.1 million and $50.1 million, respectively.

In order to avoid a Trigger Event, as defined, the revolving credit facility requires a Debt Yield, as defined, of at least 11.5% (with the requirement increasing to 12.0% on and after November 18, 2014), and a Consolidated Leverage Ratio, as defined, of no more than 9.0 to 1.0 (with the requirement decreasing to no more than 8.75 to 1.0 over the life of the facility). The occurrence of a Trigger Event requires the Corporation to repay the outstanding facility balance and restricts its ability to draw additional proceeds. As of March 31, 2014, none of these events had occurred.

ESH REIT Revolving Credit Facility—On November 18, 2013, ESH REIT entered into a $250.0 million revolving credit facility. Subject to the satisfaction of certain criteria, ESH REIT is able to request to increase the facility to an amount up to $350.0 million at any time. The facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same day notice, referred to as swingline loans, in an amount up to $20.0 million. ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the outstanding amount under the facility and a fee of 3.125% on outstanding letters of credit due on the last day of each quarter. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (i) the prime lending rate, (ii) the overnight federal funds rate plus 0.5% or (iii) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.00% for base rate loans and 3.00% for LIBOR loans. There is no scheduled amortization under the facility and the facility matures on November 18, 2016. As of March 31, 2014 and December 31, 2013, ESH REIT had no letters of credit outstanding under this credit facility, an outstanding balance drawn of $40.0 million and $20.0 million, respectively, and borrowing capacity available of $210.0 million and $230.0 million, respectively.

In order to avoid a Trigger Event, as defined, the revolving credit facility requires a Debt Yield, as defined, of at least 11.0% (with the requirement increasing to 11.5% on and after November 18, 2014), and a Consolidated Leverage Ratio, as defined, of no more than 9.25 to 1.0 (with the requirement decreasing to no more than 9.0 to 1.0 over the life of the facility). The occurrence of a Trigger Event requires ESH REIT to repay the outstanding facility balance and restricts its ability to draw additional proceeds. As of March 31, 2014, none of these events had occurred.

Future Maturities of Debt—The future maturities of debt as of March 31, 2014, are as follows (in thousands):

Years Ending December 31,
Remainder of 2014	$349,843	(1)
2015	—
2016	60,000
2017	350,000
2018	—
Thereafter	2,185,000

Total	$2,944,843

(1)	Debt maturity includes three one-year extension options, subject to limited conditions.

Fair Value of Debt—As of March 31, 2014 and December 31, 2013, the estimated fair value of ESH REIT’s mortgage and mezzanine loans was approximately $2.9 billion and $2.8 billion, respectively. The estimated fair values of mortgage and mezzanine loans are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on ESH REIT’s current mortgage and mezzanine loans (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available.

7. MANDATORILY REDEEMABLE PREFERRED STOCK

The Corporation has authorized 350.0 million shares of preferred stock, par value $0.01 per share, of which 21,202 shares of mandatorily redeemable voting preferred stock were issued and outstanding as of March 31, 2014 and December 31, 2013. Dividends on the preferred shares are payable quarterly in arrears at a rate of 8.0% per year. On March 31, 2014, the Corporation paid dividends on the preferred shares for the period from the Pre-IPO Transactions through March 31, 2014 of approximately $0.6 million. With respect to dividend, distribution and liquidation rights, the 8.0% voting preferred stock ranks senior to the Corporation’s common stock. Holders of the 8.0% voting preferred stock are generally entitled to one vote for each share and will vote together with the Corporation common stock as a single class on all matters that the Corporation’s common shareholders are entitled to vote upon. On or after November 15, 2018, a holder of the 8.0% voting preferred stock has the right to require the Corporation to redeem in cash the 8.0% voting preferred stock at $1,000 per share plus any accumulated but unpaid dividends. On November 15, 2020, the Corporation shall mandatorily redeem all of the 8.0% voting preferred stock at $1,000 per share plus any accumulated but unpaid dividends.

Due to the fact that the current outstanding preferred stock is mandatorily redeemable by the Corporation, it is classified as a liability on the accompanying unaudited condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013. Dividends on the shares of mandatorily redeemable preferred stock are classified as interest expense on the accompanying unaudited condensed consolidated and combined statements of operations.

Fair Value of Mandatorily Redeemable Preferred Stock—As of March 31, 2014 and December 31, 2013, the estimated fair value of the Corporation’s mandatorily redeemable preferred stock was approximately $20.9 million. The estimated fair value of the mandatorily redeemable preferred stock is determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads (Level 2 fair value measures).

8. INCOME TAXES

The Company’s taxable income includes the taxable income of its wholly-owned subsidiaries, ESA Management, ESH Strategies and the Operating Lessees, and includes dividend income related to its ownership of approximately 55% of ESH REIT. Prior to 2014, the Corporation received no dividend income with respect to its ownership interest in ESH REIT. Prior to the Pre-IPO Transactions, which occurred in connection with the Offering, all of ESH REIT’s distributions were made to its owners and ESH REIT generally incurred no federal income tax. As a result of the Pre-IPO Transactions, including the contribution of ESH REIT’s Class A common stock to the Corporation, approximately 55% of ESH REIT’s dividends are subject to corporate income tax.

ESH REIT has elected to be taxed and expects to continue to qualify as a REIT under Sections 856 through 860 of the Code. A REIT is a legal entity that holds real estate assets and is generally not subject to federal and state income taxes. In order to maintain qualification as a REIT, ESH REIT is required to distribute at least 90% of its taxable income, excluding capital gains, to its shareholders each year. In addition, ESH REIT must meet a number of complex organizational and operational requirements. If ESH REIT were to fail to qualify as a REIT in any taxable year, it would be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and generally would be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it lost its REIT qualification. Even in qualifying as a REIT, ESH REIT may be subject to state and local taxes in certain jurisdictions, and is subject to federal income and excise taxes on undistributed income.

While ESH REIT has historically distributed 100% of its taxable income, its intent beginning in 2014 is to distribute approximately 95% of its taxable income. Accordingly, ESH REIT is subject to income taxes on approximately 5% of its taxable income. As a result, the Company has recorded deferred tax assets and liabilities to reflect the fact that an estimated 5% of ESH REIT’s future taxable income will be subject to tax. The majority of the net deferred tax asset balance relates to net operating loss carryforwards of ESH REIT that expire in 2032.

Prior to the Pre-IPO Transactions, the Operating Lessees were subsidiaries of ESH REIT and elected to be treated as taxable REIT subsidiaries. As such, the Operating Lessees were generally subject to federal, state, local and/or foreign income taxes on their separate tax returns. Additionally, ESH Strategies’ and HVM’s operating results were reportable by their members or members of their ultimate parent. Thus, federal income taxes were not recognized for these entities prior to the Pre-IPO Transactions. ESH Strategies and HVM were also subject to state and local taxes in certain jurisdictions.

The Company recorded a provision for federal, state and foreign income taxes of approximately $5.1 million for the three months ended March 31, 2014, an effective rate of 23.9%, as compared with income tax expense of approximately $0.7 million for the three months ended March 31, 2013, an effective rate of 4.8%. For the three months ended March 31, 2014 and 2013, the Company’s effective rate differed from the federal statutory rate of 35% primarily due to ESH REIT’s status as a REIT under the provisions of the Code. As previously described, beginning in 2014, approximately 55% of ESH REIT’s dividends are subject to corporate income tax.

The Company’s (and its predecessor entities’) income tax returns for the years 2010 to present are subject to examination by the Internal Revenue Service and other taxing authorities.

9. VARIABLE INTEREST ENTITY (HVM)

As discussed in Notes 1 and 2, the results of operations, comprehensive income and cash flows of HVM are consolidated in the Company’s accompanying unaudited condensed consolidated and combined financial statements for the three months ended March 31, 2013. As part of the Pre-IPO Transactions, ESA Management, a wholly-owned subsidiary of the Corporation, acquired all of the assets and assumed all of the liabilities of HVM for approximately $0.8 million; at that time, the existing management and service agreements were terminated and ESA Management entered into new management and service agreements with the Operating Lessees, ESH REIT and ESH Strategies. The unaudited condensed consolidated statement of operations of HVM for the three months ended March 31, 2013, the majority of which eliminated in consolidation, was as follows (in thousands):

Three Months Ended
March 31,
2013
Revenues:
Management fee revenues	$17,749
Reimbursement of payroll from managed properties	50,607

Total revenues	68,356
Operating expenses:
General and administrative expenses	15,546
Restructuring expenses	605
Managed property payroll expenses	50,607
Depreciation and amortization	363

Total operating expenses	67,121
Other income	1

Net income	$1,236

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments—Rent expense on office and ground leases is recognized on a straight-line basis and was approximately $0.7 million and $0.8 million, respectively, for the three months ended March 31, 2014 and 2013. Ground lease expense is included in hotel operating expenses and office lease expense is included in general and administrative expenses in the accompanying unaudited condensed consolidated and combined statements of operations.

Other Commitments—The Company has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of its properties is located. The cost related to this commitment was approximately $0.1 million for each of the three months ended March 31, 2014 and 2013, and is included in hotel operating expenses in the accompanying unaudited condensed consolidated and combined statements of operations.

Letters of Credit—As of March 31, 2014, the Company had three outstanding letters of credit issued by the Corporation that totaled approximately $24.9 million and are collateralized by the Corporation’s revolving credit facility.

Purchase Commitments—As of March 31, 2014, the Company had purchase commitments related to certain continuing refurbishments to its hotel properties of approximately $6.7 million.

Legal Contingencies—The Company is not a party to any litigation or claims, other than routine matters arising in the ordinary course of business, that are incidental to the operation of the business of the Company. The Company believes that the results of all claims and litigation, individually or in the aggregate, will not have a material adverse effect on its business or unaudited condensed consolidated and combined financial statements.

11. RESTRUCTURING

During the three months ended March 31, 2013, the Company and HVM initiated an operations restructuring which changed certain aspects of its property staffing model. Restructuring expenses incurred during the three months ended March 31, 2013 were approximately $0.6 million and consisted of personnel relocation, recruitment and separation payments.

12. EQUITY-BASED COMPENSATION

The Corporation and ESH REIT each maintain a long-term incentive plan (“LTIP”) under which the Corporation and ESH REIT may issue to eligible employees or directors restricted stock (i.e., Paired Share) awards, restricted stock (i.e., Paired Share) units or other share-based awards. Prior to the Pre-IPO Transactions, HVM maintained a management incentive plan which provided for HVM employees and members of Holdings’ and Strategies Holdings’ boards of managers awards of restricted limited liability interests (“Profit Units”) in Holdings and Strategies Holdings. On November 12, 2013, outstanding Profit Units were converted into restricted stock (i.e., Paired Share) awards.

Subsequent to the Offering, the fair value of equity-based awards on the date of grant is based on the closing price of a Paired Share on the date of grant. A portion of the grant-date fair value is allocated to a share of common stock of the Corporation and a portion is allocated to a share of Class B common stock of ESH REIT. Prior to the Offering, the fair value of equity-based awards on the date of grant was estimated using the Black-Scholes Merton model, using various assumptions regarding (a) the expected holding period, (b) the risk-free rate of return, (c) expected dividend yield on the underlying units, (d) the expected volatility in the fair value of the Company’s equity, and (e) a discount for lack of marketability, and was calculated based on the grant agreement terms, which included thresholds for internal rate of return and recovery of Holdings’ and Strategies Holdings’ members’ initial equity investments.

Equity-based compensation cost is recognized by amortizing the grant-date fair value of the equity-based awards, less estimated forfeitures, on a straight-line basis over the requisite service period of each award. Total equity-based compensation recognized for the three months ended March 31, 2014 and 2013 was approximately $2.5 million and $1.4 million, respectively, and is included in general and administrative expenses in the accompanying unaudited condensed consolidated and combined statements of operations.

As of March 31, 2014, there was approximately $19.0 million of unrecognized compensation cost related to outstanding equity-based awards, which is expected to be recognized subsequent to March 31, 2014 over a weighted-average period of approximately 1.9 years. Total unrecognized compensation cost will be adjusted for future forfeitures.

Restricted stock award and restricted stock unit (collectively, “RSA/RSU”) activity during the three months ended March 31, 2014, was as follows:

	Number of RSAs/RSUs (in thousands)	Weighted- Average Grant-Date Fair Value per RSA/RSU
Outstanding RSAs/RSUs—December 31, 2013	1,933	$12.02
RSAs/RSUs granted in 2014	81	$25.21
RSAs/RSUs settled in 2014	(205)	$8.40
RSAs/RSUs forfeited in 2014	(44)	$6.35

Outstanding RSAs/RSUs—March 31, 2014	1,765	$13.05

Vested RSAs/RSUs—March 31, 2014	—	$—
Nonvested RSAs/RSUs—March 31, 2014	1,765	$13.05

In December 2010, HVM entered into agreements designed to incentivize and retain certain operations personnel whose duties include the oversight of multiple hotel properties. The agreements provide participants future payment upon a change of control transaction, generally defined as a sale of the Company or a substantial portion of its assets or operations. In March 2011, HVM allowed participants to elect to receive a one-time payment of a portion of the amount due under the agreements. Remaining payments prescribed by the agreements require that the participant remain employed upon a change of control transaction. In connection with the Pre-IPO Transactions, the Corporation assumed this liability upon its purchase of HVM’s net assets. As of March 31, 2014 and December 31, 2013, approximately $3.6 million and $4.2 million, respectively, are included in accounts payable and accrued liabilities on the accompanying unaudited condensed consolidated balance sheets related to these agreements.

13. DEFINED CONTRIBUTION BENEFIT PLAN

HVM had a savings plan that qualified under Section 401(k) of the Code for all employees meeting the eligibility requirements of the plan, and the plan was transferred to ESA Management as part of the Pre-IPO Transactions. The plan has an employer-matching contribution of 50% of the first 6% of an employee’s contribution, which vests over an employee’s initial five-year service period. The plan also provides for contributions up to 100% of eligible employee pretax salary, subject to the Code’s annual deferral limit of $17,500 during 2014 and 2013. Employer contributions, net of forfeitures, totaled approximately $0.4 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively.

14. SUBSEQUENT EVENTS

On April 24, 2014, the Board of Directors of ESH REIT declared a cash distribution of $0.15 per share on its Class A common stock and Class B common stock with respect to the three months ended March 31, 2014. The dividend is payable on May 22, 2014 to shareholders of record as of May 8, 2014.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
PROPERTY AND EQUIPMENT—Net of accumulated depreciation of $469,685 and $426,479	$4,127,110	$4,119,939
RESTRICTED CASH	137,980	45,903
CASH AND CASH EQUIVALENTS	11,470	18,597
GOODWILL	54,297	54,297
DEFERRED FINANCING COSTS—Net of accumulated amortization of $14,092 and $11,120	43,600	46,572
DEFERRED RENT RECEIVABLE	10,501	3,631
DEFERRED TAX ASSETS	3,207	3,207
OTHER ASSETS	46,038	36,186

TOTAL ASSETS	$4,434,203	$4,328,332

LIABILITIES AND EQUITY
LIABILITIES
Mortgage loans payable	$2,519,843	$2,519,843
Mezzanine loans payable	365,000	365,000
Revolving credit facility	40,000	20,000
Accounts payable and accrued liabilities	206,317	95,988

Total liabilities	3,131,160	3,000,831

COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Common stock—Class A: $0.01 par value, 4,300,000,000 shares authorized, 250,295,833 shares issued and outstanding as of March 31, 2014 and December 31, 2013; Class B: $0.01 par value, 7,800,000,000 shares authorized, 204,740,557 and 204,787,500 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	4,551	4,551
Additional paid in capital	1,301,267	1,336,154
Preferred stock—no par value, $1,000 liquidation value, 125 shares authorized, issued and outstanding as of March 31, 2014 and December 31, 2013	73	73
Retained earnings (accumulated deficit)	798	(9,617)
Accumulated foreign currency translation	(3,646)	(3,660)

Total equity	1,303,043	1,327,501

TOTAL LIABILITIES AND EQUITY	$4,434,203	$4,328,332

See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
REVENUES:
Rental revenues	$123,647	$—
Hotel room revenues	—	252,805
Other hotel revenues	—	3,719
Management fees and other revenues	—	322

Total revenues	123,647	256,846

OPERATING EXPENSE:
Hotel operating expenses	25,432	128,181
General and administrative expenses	4,986	18,378
Depreciation and amortization	44,032	41,245
Managed property payroll expenses	—	196
Trademark license fees	—	770
Restructuring expenses	—	605
Acquisition transaction expenses	—	110
Impairment of long-lived assets	—	1,388

Total operating expenses	74,450	190,873
OTHER INCOME	198	3

INCOME FROM OPERATIONS	49,395	65,976
OTHER NON-OPERATING EXPENSE	2,544	—
INTEREST EXPENSE, NET	34,704	52,053

INCOME BEFORE INCOME TAX EXPENSE	12,147	13,923
INCOME TAX EXPENSE	352	698

NET INCOME	11,795	13,225
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(471)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS OR MEMBERS	$11,795	$12,754

NET INCOME PER SHARE:
Class A—Basic	$0.03	$0.03

Class A—Diluted	$0.03	$0.03

Class B—Basic	$0.03	$0.03

Class B—Diluted	$0.03	$0.03

WEIGHTED AVERAGE SHARES OUTSTANDING:
Class A—Basic	250,296	208,180
Class A—Diluted	250,296	208,180
Class B—Basic	203,299	170,329
Class B—Diluted	204,375	172,030
CASH DIVIDENDS PER COMMON SHARE:
Class A	$0.08	$—

Class B	$0.08	$—

See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
NET INCOME	$11,795	$13,225
FOREIGN CURRENCY TRANSLATION	14	(103)

COMPREHENSIVE INCOME	11,809	13,122
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(475)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS OR MEMBERS	$11,809	$12,647

See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(In thousands)

(Unaudited)

	Common Stock			Additional Paid in Capital	Preferred Stock		Retained Earnings (Accumulated Deficit)	Accumulated Foreign Currency Translation	Total Equity
	Class A Shares	Class B Shares	Amount		Shares	Amount
BALANCE—January 1, 2014	250,296	204,788	$4,551	$1,336,154	125	$73	$(9,617)	$(3,660)	$1,327,501
Net income	—	—	—	—	—	—	11,795	—	11,795
Foreign currency translation	—	—	—	—	—	—	—	14	14
Common stock distributions	—	—	—	(35,058)	—	—	(1,380)	—	(36,438)
Equity-based compensation	—	(47)	—	171	—	—	—	—	171

BALANCE—March 31, 2014	250,296	204,741	$4,551	$1,301,267	125	$73	$798	$(3,646)	$1,303,043

See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
OPERATING ACTIVITIES:
Net income	$11,795	$13,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	44,032	40,902
Foreign currency transaction loss	2,544	—
Amortization of deferred financing costs	2,972	3,125
Amortization of intangible assets	—	343
Amortization of above-market ground leases	(34)	(34)
Loss on disposal of property and equipment	2,055	9
Impairment of long-lived assets	—	1,388
Equity-based compensation	171	1,411
Deferred income tax expense	—	107
Deferred straight-line rental revenue	(6,870)	—
Changes in assets and liabilities:
Accounts receivable, net	—	(5,213)
Due from affiliates	(8,643)	—
Other assets	(17,003)	7,683
Accounts payable and accrued liabilities	17,693	19,913

Net cash provided by operating activities	48,712	82,859

INVESTING ACTIVITIES:
Purchases of property and equipment	(48,154)	(36,156)
Increase in restricted cash	(92,077)	(82,014)
Proceeds from insurance recoveries	1,276	628
Decrease in cash collateral from insurance reserves	—	7,849

Net cash used in investing activities	(138,955)	(109,693)

FINANCING ACTIVITIES:
Principal payments on mortgage loans	—	(62)
Payment of deferred financing costs	—	(298)
Proceeds from revolving credit facility	55,000	—
Payments on revolving credit facility	(35,000)	—
Net proceeds from affiliates	99,553	—
Common stock distributions	(36,438)	—
Distributions to noncontrolling interests	—	(674)

Net cash provided by (used in) financing activities	83,115	(1,034)

CHANGES IN CASH AND CASH EQUIVALENTS DUE TO CHANGES IN FOREIGN CURRENCY EXCHANGE RATES	1	(96)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,127)	(27,964)
CASH AND CASH EQUIVALENTS—Beginning of period	18,597	103,303

CASH AND CASH EQUIVALENTS—End of period	$11,470	$75,339

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$21,387	$37,259

Income tax (refunds) payments—net of payments (refunds) of $16 and ($65)	$(108)	$145

NONCASH INVESTING ACTIVITY:
Capital expenditures included in accounts payable and accrued liabilities	$24,480	$5,675

See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014 AND DECEMBER 31, 2013, AND FOR THE THREE MONTHS ENDED

MARCH 31, 2014 AND 2013

(Unaudited)

1. BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION

ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. Extended Stay America, Inc. (the “Corporation”) was incorporated in the state of Delaware on July 8, 2013. The formation of the Corporation and the conversion of ESH REIT into a Delaware corporation were completed as part of the Pre-IPO Transactions, defined and discussed below, and in contemplation of the Corporation’s and ESH REIT’s initial public offering.

As of March 31, 2014 and December 31, 2013, ESH REIT, its subsidiaries or their predecessor entities owned 681 hotel properties in operation in 44 U.S. states consisting of approximately 75,700 rooms and three hotels in operation in Canada consisting of approximately 500 rooms. For the three months ended March 31, 2014, the hotels were operated by subsidiaries of the Corporation (the “Operating Lessees”) pursuant to leases between ESH REIT and the Operating Lessees. For the three months ended March 31, 2013, the Operating Lessees were subsidiaries of ESH REIT, referred to as taxable REIT subsidiaries.

The majority of hotels are operated under the core brand name Extended Stay America. Three Canadian hotels operate under the brand name Extended Stay Canada; 47 hotels are operated under the brand name Crossland Economy Studios and two hotels are operated under the brand name Hometown Inn. The brand names are owned by ESH Hospitality Strategies LLC (“ESH Strategies”) whose subsidiary licenses the brand names to the Operating Lessees.

Organization Prior to the Pre-IPO Transactions and Initial Public Offering

ESH REIT’s predecessor, ESH Hospitality LLC, was directly owned by ESH Hospitality Holdings LLC (“Holdings”), a Delaware limited liability company, whose members were investment funds sponsored and managed by Centerbridge Partners L.P., Paulson & Co. Inc. and The Blackstone Group L.P. and their affiliates (collectively, the “Sponsors”).

The hotels were leased by ESH Hospitality LLC’s taxable REIT subsidiaries, the Operating Lessees, who contracted with HVM LLC (“HVM”), a separate, independently owned hotel management and administrative services company, to manage the hotels and provide certain other administrative services. HVM was indirectly owned by individuals who were each active in the business of HVM and was managed by an entity indirectly owned by employees of the Sponsors.

The Pre-IPO Transactions

The Pre-IPO Transactions, which were completed in November 2013, restructured and reorganized the then-existing businesses and entities prior to the Corporation’s and ESH REIT’s initial public offering, and consisted primarily of the following:

•	Holdings distributed 96.5% of the common stock of ESH REIT to the holders of Class A Units in Holdings and retained the remaining shares, which were subsequently paired with Corporation common stock and distributed as described below; the common stock of ESH REIT was recapitalized into two classes of common stock: Class A common stock and Class B common stock.

•	The Sponsors acquired the Corporation for a nominal fee.

•	ESH REIT transferred the Operating Lessees to newly-formed, wholly-owned subsidiaries of the Corporation; in connection with the transfer of 1.0% of the Operating Lessees, the Corporation paid ESH REIT approximately $1.6 million and the operating leases were amended to reflect current fair market value terms.

•	A newly-formed, wholly-owned subsidiary of the Corporation, ESA Management LLC (“ESA Management”), acquired all of the assets and assumed all of the liabilities of HVM for approximately $0.8 million; the existing management agreements were terminated and ESA Management entered into new management agreements with the Operating Lessees. ESA Management assumed sponsorship of HVM’s savings plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) (see Note 12).

•	The shareholders of ESH REIT contributed the Class A common stock of ESH REIT, representing approximately 55% of the outstanding common stock of ESH REIT, to the Corporation in exchange for common stock of the Corporation; the common stock of the Corporation was stapled to, or paired with, the Class B common stock of ESH REIT on a one-for-one basis, forming the Paired Shares offered pursuant to the Corporation’s and ESH REIT’s initial public offering.

•	The Corporation acquired all of the interests in ESH Strategies in exchange for approximately $21.2 million of mandatorily redeemable preferred stock of the Corporation, which pays preferred dividends at 8.0% per annum.

•	Holdings distributed its remaining Paired Shares.

Following the Pre-IPO Transactions, the Corporation, through its direct wholly-owned subsidiaries, leases the hotel properties from ESH REIT, owns the trademarks related to the business and self-manages the hotel properties. ESH REIT owns all of the hotel properties. The Corporation owns, and is expected to continue to own, all of the Class A common stock of ESH REIT, which represents approximately 55% of the outstanding common stock of ESH REIT.

Initial Public Offering

On November 18, 2013, the Corporation and ESH REIT completed an initial public offering (the “Offering”) of 32,487,500 Paired Shares for cash consideration of $20.00 per Paired Share, each Paired Share consisting of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. The Offering included 4,237,500 Paired Shares purchased by the underwriters in connection with the exercise in full of their option to purchase additional Paired Shares and raised total gross proceeds to the Corporation and ESH REIT of approximately $649.8 million.

The proceeds were divided among the Corporation and ESH REIT based on their relative valuations. The Corporation used the majority of the proceeds it received to purchase shares of Class A common stock of ESH REIT to maintain its ownership of approximately 55% of the outstanding common stock of ESH REIT. After deducting underwriting discounts, commissions and other transaction costs, the Offering, including ESH REIT’s sale of shares of Class A common stock to the Corporation, raised proceeds to ESH REIT of approximately $599.9 million. ESH REIT used its proceeds from the Offering, including proceeds received pursuant to the sale of Class A common stock to the Corporation, in addition to cash on hand, to repay $715.0 million of its 2012 Mezzanine Loans (see Note 5).

As of March 31, 2014, the public owns approximately 15.9% of the outstanding Paired Shares, while the Sponsors and current and former management own approximately 84.1% of the outstanding Paired Shares. As of March 31, 2014, the Corporation owns 250,295,833 shares of ESH REIT’s Class A common stock; the Sponsors, current and former management and the public own 204,740,557 shares of ESH REIT’s Class B common stock, which are attached to and trade as a single unit with shares of the Corporation’s common stock.

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For the three months ended March 31, 2014, the consolidated results of operations of ESH REIT include the results of operations of ESH REIT and its subsidiaries, which do not include the operating Lessees. Further, the results of operations of ESA Management, which now performs the management and administrative services previously performed by HVM, are not consolidated within ESH REIT’s results, as ESA Management is owned by the Corporation. For the three months ended March 31, 2013, the consolidated results of operations of ESH REIT include the results of operations of ESH REIT’s predecessor, ESH Hospitality LLC, and its subsidiaries, which included the Operating Lessees. Additionally, for the three months ended March 31, 2013, ESH REIT’s consolidated results of operations included the results of operations of HVM, a consolidated variable interest entity (see Notes 2 and 7). Third party equity interests in HVM, which represented all of HVM’s equity, were not owned by ESH REIT and are presented as noncontrolling interests.

For the three months ended March 31, 2014, the consolidated results of operations of ESH REIT include the results of operations of ESH REIT and its subsidiaries, which do not include the Operating Lessees. Further, the results of operations of ESA Management, which now performs the management and administrative services previously performed by HVM, are not consolidated within ESH REIT’s results, as ESA Management is owned by the Corporation.

All intercompany accounts and transactions have been eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Presentation—Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP have been condensed or omitted in the accompanying unaudited condensed consolidated financial statements. ESH REIT believes the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2013 included in the combined annual report on Form 10-K filed with the SEC on March 20, 2014.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly ESH REIT’s financial position as of March 31, 2014, the results of ESH REIT’s operations and comprehensive income for the three months ended March 31, 2014 and 2013, changes in equity for the three months ended March 31, 2014, and the cash flows for the three months ended March 31, 2014 and 2013. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations, including the impact of our hotel reinvestment program.

Use of Estimates—The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management used significant estimates to estimate the useful lives of tangible assets as well as the assessment of tangible and intangible assets and goodwill, for impairment, and the grant-date fair value per Profit Unit (as defined in Note 11) related to equity-based compensation. Actual results could differ from those estimates.

Restricted Cash—Restricted cash consists of amounts held in cash management accounts and in escrows for the payment of hotel occupancy/sales taxes, property taxes and insurance, capital improvements, ground leases, operating expenses (including management fees and reimbursements), and mortgage and mezzanine debt service, all as required by ESH REIT’s mortgage and mezzanine loan agreements (see Note 5).

Property and Equipment—Property and equipment additions are recorded at cost. Major improvements that extend the life or utility of property or equipment are capitalized and depreciated over a period equal to the shorter of the estimated useful life of the improvement or the remaining estimated useful life of the asset. Ordinary repairs and maintenance are charged to expense as incurred. Depreciation and amortization are recorded on a straight-line basis over estimated useful lives which range from 1 year to 49 years.

Management assesses whether there has been impairment of the value of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. Subsequent to the Pre-IPO Transactions, recoverability of property and equipment is measured by a comparison of the carrying amount of a group of hotel properties (groups of hotel properties align with hotels as they are grouped under ESH REIT’s operating leases) to the estimated future undiscounted cash flows expected to be generated by the group of hotel properties. Impairment is recognized when estimated future undiscounted cash flows, including proceeds from disposition, are less than the carrying value of the group of hotel properties. Prior to the Pre-IPO Transactions, recoverability of property and equipment was measured by a comparison of the carrying amount of a hotel property to the estimated future undiscounted cash flows expected to be generated by the hotel property. Impairment was recognized when estimated future undiscounted cash flows, including proceeds from disposition, were less than the carrying value of the hotel property. The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, then an impairment charge to reduce the carrying value of a hotel property or group of hotel properties could occur in a future period in which conditions change.

To the extent that a hotel property or group of hotel properties are impaired, the excess carrying amount over estimated fair value is charged to operating earnings. Fair value is determined based upon the discounted cash flows of the hotel property or group of hotel properties, quoted market prices or independent appraisals, as considered necessary. ESH REIT recognized impairment charges related to property and equipment of $0 and approximately $1.4 million for the three months ended March 31, 2014 and 2013, respectively (see Note 4).

Revenue Recognition—Subsequent to the Pre-IPO Transactions, ESH REIT’s primary source of revenue is rental revenue derived from contractual lease obligations. ESH REIT records rental revenue on a straight-line basis as it is earned during the lease term. As of March 31, 2014 and December 31, 2013, deferred rent receivable on the accompanying unaudited condensed consolidated balance sheets represents the cumulative difference between straight-line rental revenue and rental revenue that is contractually due from lessees. This amount, approximately $10.5 million as of March 31, 2014, is expected to be received in cash by October 2018. With respect to contingent rental revenue, specifically percentage rental revenue related to Operating Lessee hotel revenue, rental revenue is recognized once services have been rendered (i.e., percentage rental revenue thresholds have been achieved) and such amounts are fixed and determinable.

Prior to the Pre-IPO Transactions, ESH REIT’s primary source of revenues was hotel room revenues. Hotel room revenues and other hotel revenues were recognized when services were provided. Amounts paid in advance by customers were recorded as deferred revenues. Other hotel revenues primarily consisted of revenues derived from guest laundry, pet fees and additional housekeeping. Occupancy, hotel and sales taxes collected from customers and remitted to the taxing authorities were excluded from revenues.

Variable Interest Entity—During the three months ended March 31, 2013, ESH REIT held a variable interest in HVM, a separate, independently owned hotel management and administrative services company (see Note 7). ESH REIT’s maximum exposure to loss as a result of its involvement with HVM was related to the need to secure alternative hotel management services and systems support if HVM were ever unable to fulfill its obligations under its management agreements with ESH REIT. The assets of HVM could not be used to settle obligations of ESH REIT and ESH REIT’s assets could not be used to settle obligations of HVM. For the three months ended March 31, 2013, ESH REIT represented approximately 99.3% of the business conducted by HVM. ESH REIT concluded that it was the primary beneficiary of HVM and, as a result, consolidated the results of operations, comprehensive income and cash flows of HVM for the three months ended March 31, 2013. Since ESH REIT had no equity interest in HVM, the results of operations and members’ capital of HVM are reported as noncontrolling interests in the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2013. During the three months ended March 31, 2014, HVM no longer met the definition of a variable interest entity.

HVM provided hotel management and administrative services, including the supervision, direction and control of the operations, management and promotion of the hotel properties in a manner associated with extended-stay hotels of similar size, type, or usage in similar locations. See summarized financial information of HVM in Note 7.

Segments—ESH REIT’s hotel operations represent a single operating segment based on the way ESH REIT manages its business. The amounts of long-lived assets and net sales outside the U.S. were not significant for any of the periods presented.

Recently Issued Accounting Standards

Reporting Discontinued Operations—In April 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which modified the definition of discontinued operations and requires that only disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results be reported as discontinued operations in the financial statements. This updated accounting standard is effective for all disposals (or classifications as held for sale) of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. ESH REIT adopted this guidance as of January 1, 2014, and it did not have a material effect on ESH REIT’s accompanying unaudited condensed consolidated financial statements. This guidance is expected to result in reporting discontinued operations less frequently than the previous accounting standard.

Income Taxes—In July 2013, the FASB issued an accounting standards update which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This updated accounting standard is effective for fiscal and interim reporting periods beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. The adoption of this guidance did not have a material effect on ESH REIT’s accompanying unaudited condensed consolidated financial statements.

Cumulative Translation Adjustment—In March 2013, the FASB issued an accounting standards update that indicates when the cumulative translation adjustment (“CTA”) related to an entity’s investment in a foreign entity should be released to earnings. The CTA should be released when an entity sells a foreign subsidiary or a group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in a foreign entity. The CTA should also be released when an entity no longer has a controlling financial interest in an investment in a foreign entity. This updated accounting standard is effective for fiscal and interim reporting periods beginning after December 15, 2013 and shall be applied prospectively. The adoption of this guidance did not have a material effect on ESH REIT’s accompanying unaudited condensed consolidated financial statements.

3. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income available to Class A and Class B common shareholders by the weighted average number of shares of ESH REIT’s Class A and Class B unrestricted common stock outstanding. Diluted net income per share is computed by dividing net income available to Class A and Class B common shareholders, as adjusted for potentially dilutive securities, by the weighted average number of shares of ESH REIT’s unrestricted common stock outstanding plus other potentially dilutive securities. Dilutive securities include equity-based awards issued under long-term incentive plans.

As discussed in Note 1, in November 2013, ESH REIT completed the Pre-IPO Transactions. For purposes of computing net income per share, it is assumed that the recapitalization of ESH REIT had occurred for all periods presented and therefore the outstanding shares have been adjusted to reflect the conversion of shares that took place in contemplation of the Offering. Accordingly, the denominators in the computations of basic and diluted net income per share for the three months ended March 31, 2013, reflect ESH REIT’s recapitalization.

The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows:

	Three Months Ended
	March 31,
(in thousands, except per sharedata)	2014	2013
Numerator:
Class A:
Net income available to common shareholders—basic	$6,507	$7,062
Net loss available to controlling interests assuming conversion	(15)	(32)

Net income available to common shareholders—diluted	$6,492	$7,030
Class B:
Net income available to common shareholders—basic	$5,288	$5,692
Net income available to controlling interests assuming conversion	15	32

Net income available to common shareholders—diluted	$5,303	$5,724

Denominator:
Class A:
Weighted average number of shares outstanding—basic and diluted	250,296	208,180
Class B:
Weighted average number of shares outstanding—basic	203,299	170,329
Dilutive securities	1,076	1,701

Weighted average number of shares outstanding—diluted	204,375	172,030

Basic net income per share—Class A	$0.03	$0.03

Diluted net income per share—Class A	$0.03	$0.03

Basic net income per share—Class B	$0.03	$0.03

Diluted net income per share—Class B	$0.03	$0.03

4. PROPERTY AND EQUIPMENT

Net investment in property and equipment as of March 31, 2014 and December 31, 2013, consists of the following (in thousands):

	March 31,	December 31,
	2014	2013
Hotel properties:
Land and site improvements	$1,348,225	$1,347,170
Building and improvements	2,860,407	2,839,452
Furniture, fixtures and equipment	386,342	357,975

Total hotel properties	4,594,974	4,544,597
Undeveloped land parcel	1,821	1,821

Total cost	4,596,795	4,546,418

Less accumulated depreciation	(469,685)	(426,479)

Property and equipment—net	$4,127,110	$4,119,939

Substantially all of the hotel properties (680 of 684 hotel properties) are pledged as security for ESH REIT’s 2012 Mortgage Loan (see Note 5).

During the three months ended March 31, 2014 and 2013, ESH REIT, using Level 3 unobservable inputs, recognized impairment charges of $0 and approximately $1.4 million, respectively, in the accompanying unaudited condensed consolidated statements of operations. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of revenues, expenses and related cash flows based on assumed long-term growth rates, demand trends, expected future capital expenditures and estimated discount rates. These assumptions were based on ESH REIT’s historical data and experience, third-party appraisals, industry projections and micro and macro general economic condition projections.

5. DEBT

Summary—ESH REIT’s outstanding debt as of March 31, 2014 and December 31, 2013, is as follows (in thousands):

	March 31,	December 31,
	2014	2013
Mortgage loans payable	$2,519,843	$2,519,843
Mezzanine loans payable	365,000	365,000
Revolving credit facility	40,000	20,000

Total debt	$2,924,843	$2,904,843

ESH REIT’s outstanding debt as of March 31, 2014 and December 31, 2013, consists of the following (dollars in thousands):

Loan	Stated Amount	Outstanding Principal— March 31, 2014	Outstanding Principal— December 31, 2013	Stated Interest Rate (2)	Interest Rate— March 31, 2014	Interest Rate— December 31, 2013	Maturity Date		Amortization
Mortgage loans payable:
2012 Mortgage Loan:
Component A	$350,000	$349,843	$349,843	LIBOR(1) + 2.0547%	2.2107%	2.2227%	12/1/2014	(3)	Interest only
Component B	350,000	350,000	350,000	3.4047%	3.4047%	3.4047%	12/1/2017		Interest only
Component C	1,820,000	1,820,000	1,820,000	4.0547%	4.0547%	4.0547%	12/1/2019		Interest only
Mezzanine loans payable:
2012 Mezzanine A Loan	500,000	168,981	168,981	8.25%	8.25%	8.25%	12/1/2019		Interest only
2012 Mezzanine B Loan	330,000	111,528	111,528	9.625%	9.625%	9.625%	12/1/2019		Interest only
2012 Mezzanine C Loan	250,000	84,491	84,491	11.50%	11.50%	11.50%	12/1/2019		Interest only
Revolving credit facility:
ESH REIT Revolving Credit Facility	250,000	40,000	20,000	LIBOR(1) + 3.0%	3.1545%	3.1646%	11/18/2016		Interest only

Total		$2,924,843	$2,904,843

(1)	London Interbank Offering Rate.
(2)	ESH REIT is a counterparty to an interest rate cap on one-month LIBOR at 3.0% with a notional amount and maturity date the same as those of 2012 Mortgage Loan Component A.
(3)	ESH REIT has the option to extend the maturity date of Component A of the 2012 Mortgage Loan for up to three consecutive one-year periods, subject to limited conditions.

Mortgage and Mezzanine Loans

On November 30, 2012, ESH REIT entered into a $2.52 billion mortgage loan comprised of three components (the “2012 Mortgage Loan”) and three mezzanine loans totaling $1.08 billion (the “2012 Mezzanine Loans”). Subsequent to the Offering, in the fourth quarter of 2013, ESH REIT repaid $715.0 million of the 2012 Mezzanine Loans. Repayment consisted of approximately $331.0 million of the 2012 Mezzanine A Loan, approximately $218.5 million of the 2012 Mezzanine B Loan and approximately $165.5 million of the 2012 Mezzanine C Loan. Monthly interest-only payments for the 2012 Mortgage Loan total approximately $7.8 million and are due on the first day of each calendar month. Monthly interest-only payments for the 2012 Mezzanine Loans total approximately $8.5 million and $2.9 million prior to and subsequent to the partial debt repayment, respectively, and are due on the first day of each calendar month.

The occurrence of a Mortgage Loan Event of Default, a Mezzanine Loan Default, a Debt Yield Trigger Event (a Debt Yield, as defined, of less than 9.0%), or a Guarantor Bankruptcy triggers a Cash Trap Event, as defined. During the period of a Cash Trap Event, any excess cash flow, after all monthly requirements (including the payment of management fees and operating expenses) are fully funded, is held by the loan service agent as additional collateral for the 2012 Mortgage Loan. As of March 31, 2014, none of these events had occurred.

All receipts from 680 of 684 of ESH REIT’s hotel properties which serve as collateral for the 2012 Mortgage Loan are required to be deposited into a domestic cash management account (“CMA’’) for hotels in the U.S. and a Canadian CMA for hotels in Canada. Such CMAs are under the control of the loan service agent as specified by the terms of the mortgage loan agreement, mezzanine loan agreements and cash management agreements and are, therefore, classified as restricted cash. Receipts are allocated to CMA subaccounts for hotel occupancy/goods and services sales taxes, property taxes, insurance, ground leases, operating expenses (including management fees and reimbursements), capital improvements, and mortgage and mezzanine debt service. Funds in excess of a month’s Canadian waterfall requirements are converted to U.S. dollars and transferred to the domestic CMA. Funds in excess of a month’s domestic waterfall requirements are distributed to the Corporation and/or ESH REIT so long as no Cash Trap Event has occurred.

Revolving Credit Facility

On November 18, 2013, ESH REIT entered into a $250.0 million revolving credit facility. Subject to the satisfaction of certain criteria, ESH REIT is able to request to increase the facility to an amount up to $350.0 million at any time. The facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same day notice, referred to as swingline loans, in an amount up to $20.0 million. ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the outstanding amount under the facility and a fee of 3.125% on outstanding letters of credit due on the last day of each quarter. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (i) the prime lending rate, (ii) the overnight federal funds rate plus 0.5% or (iii) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.00% for base rate loans and 3.00% for LIBOR loans. There is no scheduled amortization under the facility and the facility matures on November 18, 2016. As of March 31, 2014 and December 31, 2013, ESH REIT had no letters of credit outstanding under this credit facility, an outstanding balance drawn of $40.0 million and $20.0 million, respectively, and borrowing capacity available of $210.0 million and $230.0 million, respectively.

In order to avoid a Trigger Event, as defined, the revolving credit facility requires a Debt Yield, as defined, of at least 11.0% (with the requirement increasing to 11.5% on and after November 18, 2014), and a Consolidated Leverage Ratio, as defined, of no more than 9.25 to 1.0 (with the requirement decreasing to no more than 9.0 to 1.0 over the life of the facility). The occurrence of a Trigger Event requires ESH REIT to repay the outstanding facility balance and restricts its ability to draw additional proceeds. As of March 31, 2014, none of these events had occurred.

Future Maturities of Debt—The future maturities of debt as of March 31, 2014, are as follows (in thousands):

Years Ending
December 31,
Remainder of 2014	349,843	(1)
2015	—
2016	40,000
2017	350,000
2018	—
Thereafter	2,185,000

Total	$2,924,843

(1)	Debt maturity includes three one-year extension options, subject to limited conditions.

Fair Value of Debt—As of March 31, 2014 and December 31, 2013, the estimated fair value of ESH REIT’s mortgage and mezzanine loans was approximately $2.9 billion and $2.8 billion, respectively. The estimated fair values of mortgage and mezzanine loans are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on ESH REIT’s current mortgage and mezzanine loans (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available.

6. INCOME TAXES

ESH REIT has elected to be taxed and expects to continue to qualify as a REIT under Sections 856 through 860 of the Code. A REIT is a legal entity that holds real estate assets and is generally not subject to federal and state income taxes. In order to maintain qualification as a REIT, ESH REIT is required to distribute at least 90% of its taxable income, excluding capital gains, to its shareholders each year. In addition, ESH REIT must meet a number of complex organizational and operational requirements. If ESH REIT were to fail to qualify as a REIT in any taxable year, it would be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and generally would be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it lost its REIT qualification. Even in qualifying as a REIT, ESH REIT may be subject to state and local taxes in certain jurisdictions, and is subject to federal income and excise taxes on undistributed income.

While ESH REIT has historically distributed 100% of its taxable income, its intent beginning in 2014 is to distribute approximately 95% of its taxable income. Accordingly, ESH REIT is subject to income taxes on approximately 5% of its taxable income. As a result, ESH REIT has recorded deferred tax assets and liabilities to reflect the fact that an estimated 5% of ESH REIT’s future taxable income will be subject to tax. The majority of the net deferred tax asset balance relates to net operating loss carryforwards that expire in 2032.

Prior to the Pre-IPO Transactions, the Operating Lessees were subsidiaries of ESH REIT and elected to be treated as taxable REIT subsidiaries. As such, the Operating Lessees were generally subject to federal, state, local and/or foreign income taxes on their separate tax returns. Additionally, ESH Strategies’ and HVM’s operating results were reportable by their members or members of their ultimate parent. Thus, federal income taxes were not recognized for these entities prior to the Pre-IPO Transactions. ESH Strategies and HVM were also subject to state and local taxes in certain jurisdictions.

ESH REIT recorded a provision for federal, state and foreign income taxes of approximately $0.4 million for the three months ended March 31, 2014, an effective rate of 2.9%, as compared with income tax expense of approximately $0.7 million for the three months ended March 31, 2013, an effective rate of 5.0%. For the three months ended March 31, 2014 and 2013, ESH REIT’s effective rate differed from the federal statutory rate of 35% primarily due to its status as a REIT under the provisions of the Code. As previously described, beginning in 2014, ESH REIT expects to be subject to income taxes on approximately 5% of its taxable income.

ESH REIT’s (and its predecessor entities’) income tax returns for the years 2010 to present are subject to examination by the Internal Revenue Service and other taxing authorities.

7. VARIABLE INTEREST ENTITY (HVM)

As discussed in Notes 1 and 2, the results of operations, comprehensive income and cash flows of HVM are consolidated in ESH REIT’s accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2013. As part of the Pre-IPO Transactions, ESA Management, a wholly-owned subsidiary of the Corporation, acquired all of the assets and assumed all of the liabilities of HVM; at that time, the existing management and service agreements were terminated and ESA Management entered into new management and service agreements with the Operating Lessees, ESH REIT and ESH Strategies. The unaudited condensed consolidated statement of operations of HVM for the three months ended March 31, 2013, the majority of which eliminated in consolidation, was as follows (in thousands):

Three Months Ended
March 31,
2013
Revenues:
Management fee revenues	$17,749
Reimbursement of payroll from managed properties	50,607

Total revenues	68,356
Operating expenses:
General and administrative expenses	15,546
Restructuring expenses	605
Managed property payroll expenses	50,607
Depreciation and amortization	363

Total operating expenses	67,121
Other income	1

Net income	$1,236

8. RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2014 (and all periods subsequent to the Pre-IPO Transactions), ESA Management, a subsidiary of the Corporation, incurred costs under a services agreement with ESH REIT for certain overhead services performed on ESH REIT’s behalf. The services relate to executive management (including the Chief Executive Officer, the Chief Financial Officer and the Chief Legal Officer), accounting, financial analysis, training and technology. For the three months ended March 31, 2014, ESH REIT incurred expenses of approximately $1.6 million related to these shared costs, which are included in general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2014.

ESH Strategies is the owner of the trademarks, “Extended Stay America, “Crossland Economy Studios,” and “Hometown Inn” and prior to the Pre-IPO Transactions, licensed the use of the trademarks to ESH REIT’s subsidiaries, the Operating Lessees. The Operating Lessees licensed the trademarks under agreements with ESH Strategies, which provided for a trademark fee of 0.3% of revenues. Trademark fees under these agreements were approximately $0.8 million for the three months ended March 31, 2013.

As of March 31, 2014, ESH REIT had an outstanding net payable of approximately $100.4 million due to the Corporation and its subsidiaries, which is included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheet. This amount consists primarily of monthly hotel receipts deposited into ESH REIT’s CMA accounts which were swept into ESH REIT’s escrow accounts and the Corporation’s unrestricted cash accounts at the beginning of April 2014. As of December 31, 2013, ESH REIT had an outstanding net receivable of approximately $25.8 million due from the Corporation and its subsidiaries, which is included in other assets in the accompanying unaudited condensed consolidated balance sheet. This net amount includes a receivable due from the Corporation and its subsidiaries outstanding at the time of the Pre-IPO Transactions, which accrues interest at 5.0% per annum, offset by a payable due to the Corporation and its subsidiaries which occurred subsequent to the Pre-IPO Transactions.

As of March 31, 2014, ESH REIT had deferred rental revenue related to contingent rent payments defined in the operating leases (estimated percentage rental revenue payments for which minimum thresholds had yet to be achieved) of approximately $27.4 million, of which approximately $24.0 million had not yet been collected. As of December 31, 2013, because all minimum thresholds had been achieved, no deferred contingent rental revenue existed. However, approximately $1.0 million has not yet been collected. As of December 31, 2013, ESH REIT had deferred rental revenue related to prepaid minimum rental revenue related to the operating lease agreements between ESH REIT and the Operating Lessees of approximately $38.8 million. No operating leases were prepaid as of March 31, 2014. Deferred rental revenue balances and contingent rent receivables are included in accounts payable and accrued liabilities and other assets, respectively, in the accompanying unaudited condensed consolidated balance sheets.

Additionally, as of March 31, 2014 and December 31, 2013, because ESH REIT records rental revenue with respect to the operating leases on a straight-line basis, approximately $10.5 million and $3.6 million, respectively, are recorded as deferred rent receivable in the accompanying unaudited condensed consolidated balance sheets.

9. COMMITMENTS AND CONTINGENCIES

Lease Commitments— Rent expense on ground leases is recognized on a straight-line basis and was approximately $0.4 million for each of the three months ended March 31, 2014 and 2013. Ground lease expense is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.

Other Commitments—ESH REIT has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of its properties is located. The cost related to this commitment was approximately $0.1 million for each of the three months ended March 31, 2014 and 2013, and is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.

Purchase Commitments—As of March 31, 2014, ESH REIT had purchase commitments related to certain continuing refurbishments to its hotel properties of approximately $6.7 million.

Legal Contingencies—ESH REIT is not a party to any litigation or claims, other than routine matters arising in the ordinary course of business, that are incidental to the operation of the business of ESH REIT. ESH REIT believes that the results of all claims and litigation, individually or in the aggregate, will not have a material adverse effect on its business or unaudited condensed consolidated financial statements.

10. RESTRUCTURING

During the three months ended March 31, 2013, the Operating Lessees and HVM initiated an operations restructuring which changed certain aspects of the Operating Lessees’ property staffing model. Restructuring expenses incurred during the three months ended March 31, 2013 were approximately $0.6 million and consisted of personnel relocation, recruitment and separation payments.

11. EQUITY-BASED COMPENSATION

The Corporation and ESH REIT each maintain a long-term incentive plan (“LTIP”) under which the Corporation and ESH REIT may issue to eligible employees or directors restricted stock (i.e., Paired Share) awards, restricted stock (i.e., Paired Share) units or other share-based awards. Prior to the Pre-IPO Transactions, HVM maintained a management incentive plan which provided for HVM employees and members of Holdings’ and Strategies Holdings’ boards of managers awards of restricted limited liability interests (“Profit Units”) in Holdings and Strategies Holdings. On November 12, 2013, outstanding Profit Units were converted into restricted stock (i.e., Paired Share) awards.

Subsequent to the Offering, the fair value of equity-based awards on the date of grant is based on the closing price of a Paired Share on the date of grant. A portion of the grant-date fair value is allocated to a share of common stock of the Corporation and a portion is allocated to a share of Class B common stock of ESH REIT. Prior to the Offering, the fair value of equity-based awards on the date of grant was estimated using the Black-Scholes Merton model, using various assumptions regarding (a) the expected holding period, (b) the risk-free rate of return, (c) expected dividend yield on the underlying units, (d) the expected volatility in the fair value of ESH REIT’s and ESH Strategies’ equity, and (e) a discount for lack of marketability, and was calculated based on the grant agreement terms, which included thresholds for internal rate of return and recovery of Holdings’ and Strategies Holdings’ members’ initial equity investments.

Equity-based compensation cost is recognized by amortizing the grant-date fair value of the equity-based awards, less estimated forfeitures, on a straight-line basis over the requisite service period of each award. Total equity-based compensation recognized for the three months ended March 31, 2014 and 2013 was approximately $0.5 million (which includes $0.3 million due to the Corporation) and $1.4 million, respectively, and is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

As of March 31, 2014, there was approximately $2.0 million of unrecognized compensation cost related to outstanding equity-based awards, which is expected to be recognized subsequent to March 31, 2014 over a weighted-average period of approximately 1.7 years. Total unrecognized compensation cost will be adjusted for future forfeitures.

Restricted stock award and restricted stock unit (collectively, “RSA/RSU”) activity during the three months ended March 31, 2014, was as follows:

		Weighted-
		Average
	Number of	Grant-Date
	RSAs/RSUs	Fair Value
	(in thousands)	per RSA/RSU
Outstanding RSAs/RSUs—December 31, 2013	1,583	$9.35
RSAs/RSUs granted in 2014	—	$—
RSAs/RSUs settled in 2014	(205)	$8.40
RSAs/RSUs forfeited in 2014	(44)	$6.35

Outstanding RSAs/RSUs—March 31, 2014	1,334	$9.41

Vested RSAs/RSUs—March 31, 2014	—	$—
Nonvested RSAs/RSUs—March 31, 2014	1,334	$9.41

As of March 31, 2014, the Corporation had issued a total of 431,033 restricted stock (i.e., Paired Share) units under which ESH REIT is a counterparty and will issue, and be compensated in cash for, 431,033 shares of Class B common stock of ESH REIT in future periods.

12. DEFINED CONTRIBUTION BENEFIT PLAN

HVM had a savings plan that qualified under Section 401(k) of the Code for all employees meeting the eligibility requirements of the plan, and the plan was transferred to ESA Management, a wholly-owned subsidiary of the Corporation, as part of the Pre-IPO Transactions. The plan had an employer-matching contribution of 50% of the first 6% of an employee’s contribution, which vested over an employee’s initial five-year service period. The plan also provided for contributions up to 100% of eligible employee pretax salary, subject to the Code’s annual deferral limit of $17,500 during 2013. Employer contributions, net of forfeitures, totaled approximately $0.3 million for the three months ended March 31, 2013.

13. SUBSEQUENT EVENTS

On April 24, 2014, the Board of Directors of ESH REIT declared a cash distribution of $0.15 per share on its Class A common stock and Class B common stock with respect to the three months ended March 31, 2014. The dividend is payable on May 22, 2014 to shareholders of record as of May 8, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated and combined financial statements of Extended Stay America, Inc. and the unaudited condensed consolidated financial statements of ESH Hospitality, Inc. included elsewhere in this combined quarterly report on Form 10-Q.

Background and Certain Defined Terms

On November 18, 2013, Extended Stay America, Inc. (the “Corporation”) and its controlled subsidiary, ESH Hospitality, Inc. (“ESH REIT”), completed their initial public offering (the “Offering”) of Paired Shares (as defined below). Just prior to the Offering, we completed the Pre-IPO Transactions, which restructured and reorganized the existing business in contemplation of the Offering. Unless otherwise indicated or the context requires:

•	Company. Subsequent to the Pre-IPO Transactions, the term “Company” refers to the Corporation, ESH REIT and their subsidiaries considered as a single enterprise. Prior to the Pre-IPO Transactions, the term “Company” refers to ESH REIT, ESH Strategies (as defined below), HVM (as defined below) and their subsidiaries considered as a single enterprise.

•	Corporation. The term “Corporation” refers to Extended Stay America, Inc., a Delaware corporation, and its subsidiaries (excluding ESH REIT and its subsidiaries), which include the Operating Lessees (as defined below), ESH Strategies (as defined below) and ESA Management (as defined below). The Corporation controls ESH REIT through its ownership of ESH REIT’s Class A common stock, which represents approximately 55% of the outstanding common stock of ESH REIT.

•	ESH REIT. Subsequent to the Pre-IPO Transactions, the term “ESH REIT” refers to ESH Hospitality, Inc., a Delaware corporation that has elected to be taxed as a REIT, and its subsidiaries. Prior to the Pre-IPO Transactions, the term “ESH REIT” refers to ESH Hospitality LLC, a Delaware limited liability company that elected to be taxed as a REIT, its subsidiaries, which prior to the Pre-IPO Transactions, included three taxable REIT subsidiaries (the “Operating Lessees”) and HVM (as defined below), a consolidated variable interest entity. ESH REIT is a majority-owned subsidiary of the Corporation. Prior to the Pre-IPO Transactions, ESH REIT was indirectly owned by the Sponsors (as defined below).

•	ESH Strategies. The term “ESH Strategies” refers to ESH Hospitality Strategies LLC, a Delaware limited liability company, and its subsidiaries. ESH Strategies owns the intellectual property related to our business and is a wholly-owned subsidiary of the Corporation. Prior to the Pre-IPO Transactions, ESH Strategies was indirectly owned by the Sponsors (as defined below).

•	ESA Management and HVM. The term “ESA Management” refers to ESA Management LLC, a Delaware limited liability company, and its subsidiaries. ESA Management manages the leased hotel properties on behalf of the Operating Lessees, and is a wholly-owned subsidiary of the Corporation. ESH REIT leases its hotel properties to the Operating Lessees. Prior to the Pre-IPO Transactions, the Operating Lessees engaged HVM LLC (“HVM”) as an eligible independent contractor within the meaning of Section 856(d)(9) of the Internal Revenue Code of 1986, as amended (the “Code”), to manage the leased hotel properties on behalf of the Operating Lessees.

•	Paired Shares. The term “Paired Shares” means the shares of common stock, par value $0.01 per share, of the Corporation together with the shares of Class B common stock, par value $0.01 per share, of ESH REIT, which are attached and trade as a single unit.

•	Sponsors. The term “Sponsors” collectively refers to Centerbridge Partners, L.P., Paulson & Co. Inc. and the Blackstone Group, L.P. and their affiliates.

For ease of presentation:

•	When we refer to our ownership of hotel properties, we are referring to the hotel properties owned by subsidiaries of ESH REIT.

•	When we refer to the management and operation of our hotel properties, we are referring to the management of hotel properties by ESA Management, which is owned by the Corporation, subsequent to the Pre-IPO Transactions, and the management of hotel properties by HVM prior to the Pre-IPO Transactions.

•	When we refer to our brands, we are referring to intellectual property related to our business owned by ESH Strategies.

•	When we refer to our management team, our executives or officers, we are referring to the management team (and executives and officers) of the Corporation and ESH REIT. Prior to the Pre-IPO Transactions, when we refer to our management team, our executives or officers, we are referring to HVM’s management team (and executives and officers).

The following are definitions of certain key lodging operating metrics used in this combined quarterly report on Form 10-Q:

“ADR” or “average daily rate” means hotel room revenues divided by total number of rooms sold in a given period.

“Extended stay market” means the market of hotels with a fully equipped kitchenette in each guest room, which accept reservations and do not require a lease, as defined by The Highland Group.

“Hotel operating profit” means the sum of room and other hotel revenues less hotel operating expenses (excluding loss on disposal of assets) and “hotel operating margin” means the ratio of hotel operating profit divided by the sum of room and other hotel revenues.

“Mid-price extended stay segment” means the segment of the extended stay market that generally operates at a daily rate between $45 and $95, as defined by The Highland Group.

“Occupancy” or “occupancy rate” means the total number of rooms sold in a given period divided by the total number of rooms available at a hotel or group of hotels.

“RevPAR” or “revenue per available room” means the product of average daily room rate multiplied by the average daily occupancy achieved for a hotel or group of hotels in a given period. RevPAR does not include other ancillary revenues, such as food and beverage revenues, or parking, telephone or other guest service revenues generated by a hotel.

The following discussion may contain forward-looking statements about our market, analysis, future trends, the demand for our services, capital expenditures and other future results, among other topics. Actual results may differ materially from those suggested by our forward-looking statements for various reasons, including those discussed in “Risk Factors” in our combined annual report on Form 10-K filed with the SEC on March 20, 2014, and “Cautionary Note Regarding Forward-Looking Statements” contained herein. Those sections expressly qualify any subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf.

Overview

We are the largest owner/operator of company-branded hotels in North America. Our business operates in the extended stay lodging industry, and as of March 31, 2014, we own and operate 684 hotel properties comprising approximately 76,200 rooms located in 44 states across the United States and in Canada. We own and operate 632 of our hotels under the core brand, Extended Stay America, which serves the mid-price extended stay segment, and accounts for approximately half of the segment by number of rooms in the United States. In addition, we own and operate three Extended Stay Canada hotels, 47 hotels in the economy extended stay segment under the Crossland Economy Studios brand and two hotels in the economy extended stay segment under the Hometown Inn brand. On December 31, 2013, we completed the acquisition of two hotels which, through the date of acquisition, we previously managed. Effective January 1, 2014, the operations of these hotels are included in our operating results.

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

Understanding Our Results of Operations—The Company

Revenues and Expenses. The Company’s revenues are derived from the operation of our hotels. Hotel operating expenses account for the largest portion of the Company’s operating expenses and reflect the expenses of our hotels. The following table presents the components of the Company’s revenues as a percentage of our total revenues for the three months ended March 31, 2014:

Percentage of First Quarter 2014 Revenues
• Room revenues. Room revenues are driven primarily by ADR and occupancy. Pricing policy and the customer mix of a hotel are significant drivers of ADR. Due to our high occupancy levels, our current focus is on increasing RevPAR by increasing ADR.	98.5%

For the three months ended March 31, 2014, we experienced RevPAR growth of approximately 4.9% due to the collective impact of our hotel reinvestment program, upgraded operational practices, investments in marketing and brand awareness and focus on service excellence. We believe our continued focus on these initiatives will drive continued RevPAR growth at or above the level of our competitive set for at least the remainder of 2014.

• Other hotel revenues. Other hotel revenues include ancillary revenues such as laundry revenues, additional housekeeping fees and pet charges. Occupancy and the customer mix of a hotel, as well as the number of guests that have long-term stays, are the key drivers of other hotel revenues.	1.5%

The following table presents the components of the Company’s operating expenses as a percentage of our total operating expenses for the three months ended March 31, 2014:

Percentage of First Quarter 2014 Operating Expenses
• Hotel operating expenses. Hotel operating expenses include all expenses associated with operating our hotels. These costs, although primarily fixed in nature, do have some variable components. Those that are relatively fixed include payroll expense, real estate taxes and property insurance expense. Occupancy is a key driver of expenses that have a high degree of variability such as room supplies expense and utility expense. Other variable expenses include internet advertising costs, hotel reservations expense and travel agent commissions.	67.5%

We experienced an increase in hotel operating expenses of approximately $13.7 million for the three months ended March 31, 2014, due mainly to increases in utility expense, snow/ice removal expense and repair and maintenance expense, all of which are primarily attributed to weather in many of our markets, as well as increases in hotel reservations expense, property insurance expense and real estate tax expense.

• General and administrative expenses. General and administrative expenses include expenses associated with corporate overhead. These costs consist primarily of compensation expense of our corporate staff and professional fees, including consulting, audit, tax and legal fees.	11.0%
• Depreciation and amortization. Depreciation and amortization is a non-cash charge that relates primarily to the acquisition and related usage of hotels and other property and equipment.	21.5%

Understanding Our Results of Operations—ESH REIT

For the three months ended March 31, 2014, ESH REIT’s consolidated results of operations reflect ESH REIT’s sole source of revenue, rental revenues earned under its operating leases, which are no longer eliminated in consolidation due to the fact that ESH REIT no longer owns the Operating Lessees. Also, ESH REIT’s consolidated results of operations reflect only those hotel operating expenses directly related to ownership of the hotels, such as real estate taxes and property insurance expense, and do not include hotel operating expenses incurred by the Operating Lessees. For the three months ended March 31, 2014, ESA Management, a wholly-owned subsidiary of the Corporation, managed the hotel properties.

For the three months ended March 31, 2013, ESH REIT’s consolidated results of operations reflected room and other hotel revenues, as rental revenues and expenses with respect to the operating leases between ESH REIT and its previously owned subsidiaries, the Operating Lessees, eliminated in consolidation since the Operating Lessee’s results of operations were owned by ESH REIT. Further, for the three months ended March 31, 2013, ESH REIT’s consolidated results of operations reflected all hotel operating expenses. For the three months ended March 31, 2013, HVM managed the hotel properties pursuant to management agreements with the Operating Lessees. ESH REIT held a variable interest in HVM and consolidated the results of operations, comprehensive income and cash flows of HVM, including the management fees earned by HVM.

Revenues. ESH REIT’s rental revenues are generated from leasing the hotel properties to the Operating Lessees. Rental revenues consist of fixed minimum rental payments plus specified percentages of hotel room revenues earned by the Operating Lessees over designated hotel room revenue thresholds.

Expenses. The following table presents the components of ESH REIT’s operating expenses as a percentage of ESH REIT’s total operating expenses for the three months ended March 31, 2014:

Percentage of First Quarter 2014 Operating Expenses
• Hotel operating expenses. ESH REIT’s hotel operating expenses include only those expenses directly related to ownership of the hotels, such as real estate taxes and property insurance expense.	34.2%
• General and administrative expenses. General and administrative expenses include only those overhead expenses incurred directly by ESH REIT and administrative service costs reimburseable to ESA Management.	6.7%
• Depreciation and amortization. Depreciation and amortization is a non-cash charge that relates primarily to the acquisition and related usage of hotels and other property and equipment.	59.1%

Results of Operations

Results of Operations discusses each of the Company’s unaudited condensed consolidated and combined financial statements and ESH REIT’s unaudited condensed consolidated financial statements, each of which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those relating to property and equipment, goodwill, income taxes, equity-based compensation, revenue recognition, consolidation policies and contingencies. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

For the three months ended March 31, 2014, the unaudited condensed consolidated financial statements of the Company include the financial position, results of operations, comprehensive income, changes in equity and cash flows of the Corporation and its subsidiaries, including the Operating Lessees, ESH Strategies, ESA Management and ESH REIT. Third party equity interests in ESH REIT, which consist primarily of the Class B common stock of ESH REIT and represent approximately 45% of ESH REIT’s total common equity, are not owned by the Corporation and therefore are presented as noncontrolling interests.

For the three months ended March 31, 2013, the unaudited condensed consolidated and combined financial statements of the Company include the financial position, results of operations, comprehensive income, changes in equity and cash flows of the Company’s predecessor, which includes ESH REIT’s predecessor, ESH Hospitality LLC, ESH Strategies and HVM. Third party equity interests in HVM, which represented all of HVM’s equity, were not owned by the Company’s predecessor and therefore are presented as noncontrolling interests. ESH REIT and ESH Strategies became a consolidated group by the time of the completion of the Offering. Since the Pre-IPO Transactions, which resulted in these entities becoming a consolidated group, were accounted for at historical cost, the Company’s predecessor financial information combines ESH REIT’s predecessor financial information with that of ESH Strategies.

For the three months ended March 31, 2014, the unaudited condensed consolidated financial statements of ESH REIT include the financial position, results of operations, comprehensive income, changes in equity and cash flows of ESH REIT and its subsidiaries.

For the three months ended March 31, 2013, the unaudited condensed consolidated financial statements of ESH REIT include the financial position, results of operations, comprehensive income, changes in equity and cash flows of ESH REIT’s predecessor, ESH Hospitality LLC, and its subsidiaries, which included the Operating Lessees. Third party equity interests in HVM, a consolidated variable interest entity, which represented all of HVM’s equity, were not owned by ESH REIT and therefore are presented as noncontrolling interests.

Results of Operations—The Company

Comparison of Three Months Ended March 31, 2014 and March 31, 2013

As of March 31, 2013, we owned and operated 682 hotels consisting of approximately 75,900 rooms and managed two hotels consisting of approximately 290 rooms. On December 31, 2013, we acquired two hotels which HVM previously managed.

Therefore, as of March 31, 2014, we owned and operated 684 hotels consisting of approximately 76,200 rooms. The following table presents our consolidated and combined results of operations for the three months ended March 31, 2014 and 2013, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended March 31,			Change ($)	Change (%)
	2014		2013
Revenues:
Room revenues	$266,229		$252,805	$13,424	5.3%
Other hotel revenues	4,087		3,719	368	9.9%
Management fees, license fees and other revenues	—		274	(274)	n/a

Total revenues	270,316		256,798	13,518	5.3%

Operating expenses:
Hotel operating expenses	141,887		128,181	13,706	10.7%
General and administrative expenses	23,105		18,408	4,697	25.5%
Depreciation and amortization	45,327		41,245	4,082	9.9%
Managed property payroll expenses	—		196	(196)	n/a
Restructuring expenses	—		605	(605)	n/a
Acquisition transaction expenses	—		110	(110)	n/a
Impairment of long-lived assets	—		1,388	(1,388)	n/a

Total operating expenses	210,319		190,133	20,186	10.6%
Other income	206		3	203	n/a

Income from operations	60,203		66,668	(6,465)	(9.7)%
Other non-operating expense	2,515		—	2,515	n/a
Interest expense, net	36,548		52,053	(15,505)	(29.8)%

Income before income tax expense	21,140		14,615	6,525	44.6%
Income tax expense	5,059		698	4,361	624.8%

Net income	16,081		13,917	2,164	15.5%
Net income attributable to noncontrolling interests	(5,291	)(1)	(471)	(4,820)	n/a

Net income attributable to common shareholders or members	$10,790		$13,446	$(2,656)	(19.8)%

(1)	Noncontrolling interests of Extended Stay America, Inc. include approximately 45% of ESH REIT’s common equity and 125 shares of ESH REIT preferred stock.

The following table presents key operating metrics, including occupancy, ADR and RevPAR, for our owned hotels for the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,	Three Months Ended March 31,
	2014	2013	Change (%)
Number of hotel properties (1)	684	682	0.3%
Number of rooms (1)	76,265	75,928	0.4%
Occupancy	70.0%	70.6%	(0.8)%
ADR	$55.39	$52.41	5.7%
RevPAR	$38.79	$36.99	4.9%

(1)	On December 31, 2013, we acquired two hotel properties.

Room revenues. Room revenues increased by approximately $13.4 million, or 5.3%, to approximately $266.2 million for the three months ended March 31, 2014 compared to approximately $252.8 million for the three months ended March 31, 2013. The increase in room revenues was due to a 5.7% increase in ADR offset by a 0.8% decrease in occupancy due to displacement associated with hotel renovations, resulting in a 4.9% increase in RevPAR, which was primarily a result of our hotel reinvestment program, operating and service initiatives and more consistent pricing and discount policies.

Other hotel revenues. Other hotel revenues remained relatively consistent, increasing by approximately $0.4 million, or 9.9%, to approximately $4.1 million for the three months ended March 31, 2014 compared to approximately $3.7 million for the three months ended March 31, 2013.

Management fees, license fees and other revenues. Management fees, license fees and other revenues decreased to $0 for the three months ended March 31, 2014 compared to approximately $0.3 million for the three months ended March 31, 2013. Fees from managed hotel properties directly correlated with room revenues at those hotel properties and totaled approximately $0.1 million for the three months ended March 31, 2013. The reimbursement of payroll expenses incurred on behalf of managed hotel properties totaled approximately $0.2 million for the three months ended March 31, 2013. The decreases in these fees were due to the fact that the two hotels acquired by us on December 31, 2013 were managed by us during the three months ended March 31, 2013, but were owned by us during the three months ended March 31, 2014.

Hotel operating expenses. Hotel operating expenses increased by approximately $13.7 million, or 10.7%, to approximately $141.9 million for the three months ended March 31, 2014 compared to approximately $128.2 million for the three months ended March 31, 2013. The increase in hotel operating expenses was partly driven by an increase of approximately $3.5 million in utility expense, snow and ice removal expense and other weather-related costs, mainly attributed to the severe winter, as well as increases in repairs and maintenance expense, hotel reservations expense, property insurance expense, real estate taxes and loss on disposal of assets. We anticipate the trend with respect to increased repairs and maintenance expense to continue into the second quarter of 2014.

Hotel operating margin decreased to 48.2% for the three months ended March 31, 2014 compared to 50.0% for the three months ended March 31, 2013. The decrease in hotel operating margin was driven by the increase in hotel operating expenses. Total hotel revenues increased by approximately $13.8 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, while hotel operating profit increased by approximately $1.9 million for the same period, excluding the loss on disposal of assets, which represents an operating margin flow-through, defined as the change in hotel operating profit divided by the change in total room and other hotel revenues, of approximately 13.6%.

General and administrative expenses. General and administrative expenses increased by approximately $4.7 million, or 25.5%, to approximately $23.1 million for the three months ended March 31, 2014 compared to approximately $18.4 million for the three months ended March 31, 2013. This increase was driven by an increase of approximately $0.7 million in public company transition costs, an increase of approximately $1.4 million in consulting fees related to the implementation of our new strategic initiatives, including review of our corporate infrastructure, and an increase of approximately $1.1 million in equity-based compensation expense during the three months ended March 31, 2014. Adjusting for these costs, general and administrative expenses increased approximately $1.5 million, which is primarily related to new management positions and ongoing costs related to the new human resource and payroll system.

Depreciation and amortization. Depreciation and amortization increased by approximately $4.1 million, or 9.9%, to approximately $45.3 million for the three months ended March 31, 2014 compared to approximately $41.2 million for the three months ended March 31, 2013. The increase in depreciation and amortization was primarily due to an increase in investment in hotel assets as a result of our hotel reinvestment program.

Managed property payroll expenses. Managed property payroll expenses decreased to $0 for the three months ended March 31, 2014 compared to approximately $0.2 million for the three months ended March 31, 2013. This decrease was due to the fact that the two hotels acquired by us on December 31, 2013 were managed by us during the three months ended March 31, 2013, but were owned by us during the three months ended March 31, 2014.

Restructuring expenses. During the three months ended March 31, 2013, we initiated an operations restructuring, which changed certain aspects of our property staffing model, for which we incurred costs of approximately $0.6 million and consisted of personnel relocation, recruitment and separation payments. No restructuring expenses were incurred during the three months ended March 31, 2014.

Acquisition transaction expenses. During the three months ended March 31, 2013, we incurred acquisition transaction expenses of approximately $0.1 million related to our acquisition of assets of 17 hotels in December 2012. No acquisition transaction expenses were incurred during the three months ended March 31, 2014.

Impairment of long-lived assets. Asset impairments are recorded as required based on an evaluation of property and equipment and intangible assets for impairment. During the three months ended March 31, 2013, we recognized an impairment charge of approximately $1.4 million related to property and equipment. No impairment of long-lived assets was recognized during the three months ended March 31, 2014.

Other non-operating expense. During the three months ended March 31, 2014, we incurred a non-cash foreign currency transaction loss of approximately $2.5 million related to the appreciation of the U.S. dollar versus the Canadian dollar at one of our Canadian currency-based entities which has U.S. dollar denominated debt.

Interest expense, net. In the fourth quarter of 2013 and subsequent to the Offering, ESH REIT repaid $715.0 million of the 2012 Mezzanine Loans. As a result, the Company’s weighted-average interest rate decreased to 4.4% as of March 31, 2014. For the three months ended March 31, 2014, interest expense decreased by approximately $15.5 million, or 29.8%, to approximately $36.5 million compared to approximately $52.1 million for the three months ended March 31, 2013.

Income tax expense. Our effective income tax rate increased by 19.1% to 23.9% for the three months ended March 31, 2014 compared to 4.8% for the three months ended March 31, 2013, primarily due to our current legal structure and the entity-related changes that were a result of the Pre-IPO Transactions. Since the Corporation owns the Class A common stock of ESH REIT, which represents approximately 55% of the outstanding common stock of ESH REIT, approximately 55% of ESH REIT’s distributions are subject to corporate income tax. The Company’s effective tax rate is lower than the federal statutory rate of 35% due to ESH REIT’s status as a REIT under the provisions of the Code during these periods, although ESH REIT will incur federal and state income tax at statutory rates on its taxable income not distributed.

Results of Operations—ESH REIT

Comparison of Three Months Ended March 31, 2014 and March 31, 2013

ESH REIT owns all of our hotel properties. As of March 31, 2013, ESH REIT owned 682 hotels consisting of approximately 75,900 rooms. On December 31, 2013, ESH REIT acquired two hotels. Therefore, as of March 31, 2014, ESH REIT owned 684 hotels consisting of approximately 76,200 rooms.

For the three months ended March 31, 2014, the consolidated results of operations of ESH REIT include the results of operations of ESH REIT and its subsidiaries, which do not include the Operating Lessees. The results of operations of ESA Management, which performs the management and administrative services previously performed by HVM, are not consolidated within ESH REIT’s results since ESA Management is owned by the Corporation.

For the three months ended March 31, 2013, the consolidated results of operations of ESH REIT include the results of operations of ESH REIT’s predecessor, ESH Hospitality LLC, and its subsidiaries, which included the Operating Lessees. For the three months ended March 31, 2013, ESH REIT’s consolidated results of operations include the results of operations of HVM, a consolidated variable interest entity. Third party equity interests in HVM, which represented all of HVM’s equity, were not owned by ESH REIT and therefore are presented as noncontrolling interests.

ESH REIT’s consolidated results of operations for the three months ended March 31, 2014 (and all periods subsequent to the Pre-IPO Transactions) present consolidated operating results in a manner which reflects ESH REIT’s current legal structure and the entity-related changes that were a result of the Pre-IPO Transactions. For example:

•	For the three months ended March 31, 2014, ESH REIT’s consolidated results of operations reflect ESH REIT’s sole source of revenue, lease rental revenues earned under its operating leases, which are no longer eliminated in consolidation due to the fact that ESH REIT does not own the Operating Lessees. Subsequent to the Pre-IPO Transactions, ESH REIT is not entitled to the Operating Lessees’ hotel room and other hotel revenues. For the three months ended March 31, 2013, ESH REIT’s consolidated results of operations reflected room and other hotel revenues, as lease rental revenues and expenses with respect to the operating leases between ESH REIT and its previously owned, consolidated subsidiaries, the Operating Lessees, were eliminated in consolidation since the Operating Lessee’s results of operations were owned by ESH REIT.

•	For the three months ended March 31, 2014, ESH REIT’s consolidated results of operations reflect only those hotel operating expenses that are incurred directly by ESH REIT. For the three months ended March 31, 2013, ESH REIT’s consolidated results of operations reflected all hotel operating expenses, whether such costs were incurred by ESH REIT (i.e., real estate taxes and property insurance expense, which are directly related to the ownership of the hotels) or by the Operating Lessees (i.e., utility expense, hotel payroll expense, marketing expense and repair and maintenance expense, which the Operating Lessees incur as prescribed by the operating leases).

•	For the three months ended March 31, 2014, costs reimbursed to ESA Management do not eliminate in consolidation and are reflected as a component of general and administrative expenses. For the three months ended March 31, 2013, since ESH REIT consolidated the results of operations of HVM, administrative costs paid to HVM eliminated in consolidation and general and administrative expenses included the majority of ESH REIT predecessor’s overhead expense.

The following table presents ESH REIT’s consolidated results of operations for the three months ended March 31, 2014 and 2013, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended March 31,		Change ($)	Change (%)
	2014	2013
Revenues:
Rental revenues	$123,647	$—	$123,647	n/a
Hotel room revenues	—	252,805	(252,805)	n/a
Other hotel revenues	—	3,719	(3,719)	n/a
Management fees and other revenues	—	322	(322)	n/a

Total revenues	123,647	256,846	(133,199)	(51.9)%

Operating expenses:
Hotel operating expenses	25,432	128,181	(102,749)	(80.2)%
General and administrative expenses	4,986	18,378	(13,392)	(72.9)%
Depreciation and amortization	44,032	41,245	2,787	6.8%
Managed property payroll expenses	—	196	(196)	n/a
Trademark license fees	—	770	(770)	n/a
Restructuring expenses	—	605	(605)	n/a
Acquisition transaction expenses	—	110	(110)	n/a
Impairment of long-lived assets	—	1,388	(1,388)	n/a

Total operating expenses	74,450	190,873	(116,423)	(61.0)%
Other income	198	3	195	n/a

Income from operations	49,395	65,976	(16,581)	(25.1)%
Other non-operating expense	2,544	—	2,544	n/a
Interest expense, net	34,704	52,053	(17,349)	(33.3)%

Income before income tax expense	12,147	13,923	(1,776)	(12.8)%
Income tax expense	352	698	(346)	(49.6)%

Net income	11,795	13,225	(1,430)	(10.8)%
Net income attributable to noncontrolling interests	—	(471)	471	n/a

Net income attributable to common shareholders or members	$11,795	$12,754	$(959)	(7.5)%

Rental revenues. Rental revenues were approximately $123.6 million for the three months ended March 31, 2014 compared to $0 for the three months ended March 31, 2013. For the three months ended March 31, 2014, the consolidated results of operations of ESH REIT include rental revenues associated with the operating leases, since during this period, these revenues were not eliminated in consolidation. Rental revenues consist of fixed minimum rental payments plus specified percentages paid by Operating Lessees on hotel revenues over designated thresholds. No contingent rental payments were recognized as rental revenues for the three months ended March 31, 2014 due to the fact that the percentage rental revenue thresholds were not achieved during the period. For the three months ended March 31, 2013, the specified results of operations of ESH REIT included the results of operations of the Operating Lessees. During that period, ESH REIT’s rental revenues, as well as the Operating Lessee’s rental expenses, were eliminated in consolidation.

Hotel room revenues. In connection with the Pre-IPO Transactions, ESH REIT transferred the Operating Lessees to the Corporation. ESH REIT’s consolidated results of operations for the three months ended March 31, 2014 do not include results of operations of the Operating Lessees while ESH REIT’s consolidated results of operations for the three months ended March 31, 2013 include the results of operations of the Operating Lessees. Hotel room revenues were $0 for the three months ended March 31, 2014 compared to approximately $252.8 million for the three months ended March 31, 2013.

Other hotel revenues. In connection with the Pre-IPO Transactions, ESH REIT transferred the Operating Lessees to the Corporation. ESH REIT’s results of operations for the three months ended March 31, 2014 do not include results of operations of the Operating Lessees while ESH REIT’s results of operations for the three months ended March 31, 2013 include the results of operations of the Operating Lessees. Other hotel revenues were $0 for the three months ended March 31, 2014 compared to approximately $3.7 million for the three months ended March 31, 2013.

Management fees and other revenues. A subsidiary of the Corporation acquired all of the assets and assumed all of the liabilities of HVM in connection with the Pre-IPO Transactions. ESH REIT’s results of operations for the three months ended March 31, 2014 do not include results of operations of ESA Management while ESH REIT’s results of operations for the three months ended March 31, 2013 include the results of operations of HVM. Management fees and other revenues were $0 for the three months ended March 31, 2014 compared to approximately $0.3 million for the three months ended March 31, 2013.

Hotel operating expenses. In connection with the Pre-IPO Transactions, ESH REIT transferred the Operating Lessees to the Corporation. ESH REIT’s results of operations for the three months ended March 31, 2014 do not include results of operations of the Operating Lessees while ESH REIT’s results of operations for the three months ended March 31, 2013 include the results of operations of the Operating Lessees. Hotel operating expenses decreased by approximately $102.7 million, or 80.2%, to approximately $25.4 million for the three months ended March 31, 2014 compared to approximately $128.2 million for the three months ended March 31, 2013. This decrease is due to the fact that for the three months ended March 31, 2014, hotel operating expenses include only those hotel operating expenses directly related to ownership of the hotels, such as real estate taxes and property insurance expense, and do not include hotel operating expenses incurred by the Operating Lessees.

Subsequent to the Pre-IPO Transactions, hotel operating margin is not a relevant operating measure for ESH REIT as its sole source of revenue is rental revenue generated from leasing the hotel properties and its hotel operating expenses represent only a portion of the hotels’ total operating expenses, specifically those related to the ownership of, but not the operation of, the hotel properties.

General and administrative expenses. A subsidiary of the Corporation, ESA Management, acquired all of the assets and assumed all of the liabilities of HVM in connection with the Pre-IPO Transactions. ESH REIT’s results of operations for the three months ended March 31, 2014 do not include results of operations of ESA Management while ESH REIT’s results of operations for the three months ended March 31, 2013 include the results of operations of HVM. General and administrative expenses decreased by approximately $13.4 million, or 72.9%, to approximately $5.0 million for the three months ended March 31, 2014, compared to approximately $18.4 million for the three months ended March 31, 2013. The decrease is mainly due to the fact that, for the three months ended March 31, 2014, general and administrative expenses do not include the expenses of ESA Management or HVM. For the three months ended March 31, 2014, general and administrative expenses include professional fees, including legal, audit, tax, board and other fees of approximately $1.2 million and other public company transition costs of approximately $0.8 million. Also included are reimbursed costs of approximately $1.6 million that ESH REIT incurred under its services agreement with ESA Management for certain overhead services performed on ESH REIT’s behalf, which include services related to shared executive management, accounting, financial analysis, training and technology, as well as payroll and related expenses of ESH REIT employees.

Depreciation and amortization. Depreciation and amortization increased by approximately $2.8 million, or 6.8%, to approximately $44.0 million for the three months ended March 31, 2014 compared to approximately $41.2 million for the three months ended March 31, 2013. The increase in depreciation and amortization was primarily due to an increase in investment in hotel assets as a result of our hotel reinvestment program.

Managed property payroll expenses. A subsidiary of the Corporation, ESA Management, acquired all of the assets and assumed all of the liabilities of HVM in connection with the Pre-IPO Transactions. ESH REIT’s results of operations for the three months ended March 31, 2014 do not include results of operations of ESA Management while ESH REIT’s results of operations for the three months ended March 31, 2013 include the results of operations of HVM. Managed property payroll expenses were $0 for the three months ended March 31, 2014 compared to approximately $0.2 million for the three months ended March 31, 2013.

Trademark license fees. In connection with the Pre-IPO Transactions, ESH REIT transferred the Operating Lessees to the Corporation. ESH REIT’s results of operations for the three months ended March 31, 2014 do not include results of operations of the Operating Lessees while ESH REIT’s results of operations for the three months ended March 31, 2013 include the results of operations of the Operating Lessees. Trademark license fees were $0 for the three months ended March 31, 2014 compared to approximately $0.8 million for the three months ended March 31, 2013.

Restructuring expenses. During the three months ended March 31, 2013, HVM initiated an operations restructuring which changed certain aspects of its property staffing model and incurred costs of approximately $0.6 million. This restructuring program consisted of personnel relocation, recruitment and separation payments.

Acquisition transaction expenses. During the three months ended March 31, 2013, ESH REIT incurred acquisition transaction expenses of approximately $0.1 million related to the acquisition of assets of 17 hotels in December 2012. No acquisition transaction expenses were incurred during the three months ended March 31, 2014.

Impairment of long-lived assets. Asset impairments are recorded as required based on an evaluation of property and equipment and intangible assets for impairment. During the three months ended March 31, 2013, ESH REIT recognized an impairment charge of approximately $1.4 million related to property and equipment. No impairment of long-lived assets was recognized during the three months ended March 31, 2014.

Other non-operating expense. During the three months ended March 31, 2014, ESH REIT incurred a non-cash foreign currency transaction loss of approximately $2.5 million related to the appreciation of the U.S. dollar versus the Canadian dollar at one of its Canadian currency-based entities which has U.S. dollar denominated debt.

Interest expense, net. In the fourth quarter of 2013 and subsequent to the Offering, ESH REIT repaid $715.0 million of the 2012 Mezzanine Loans. As a result, ESH REIT’s weighted-average interest rate decreased to 4.4% as of March 31, 2014. For the three months ended March 31, 2014, interest expense decreased by approximately $17.3 million, or 33.3%, to approximately $34.7 million compared to approximately $52.1 million for the three months ended March 31, 2013.

Income tax expense. ESH REIT’s effective income tax rate decreased by 2.1% to 2.9% for the three months ended March 31, 2014 compared to 5.0% for the three months ended March 31, 2013, primarily due to the fact that prior to the Pre-IPO Transactions, the Operating Lessees, which are subject to federal and state income tax, were wholly-owned subsidiaries of ESH REIT. ESH REIT’s effective tax rate is lower than the federal statutory rate of 35% due to ESH REIT’s status as a REIT under the provisions of the Code during these periods, although ESH REIT expects to incur federal and state income tax at statutory rates on its taxable income not distributed.

Non-GAAP Financial Measures – The Company

EBITDA and Adjusted EBITDA

EBITDA is defined as net income excluding: (1) interest expense, net; (2) income tax expense; and (3) depreciation and amortization. EBITDA is a commonly used measure of performance in many industries. We believe that EBITDA provides useful information to investors regarding our operating performance as it helps us and investors evaluate the ongoing performance of our hotels after removing the impact of our capital structure, primarily interest expense, and our asset base, primarily depreciation and amortization. We believe that the use of EBITDA facilitates comparisons between us and other lodging companies, hotel owners and capital-intensive companies. Additionally, EBITDA is a measure that is widely used by management in our annual budgeting and compensation planning processes.

We use Adjusted EBITDA when evaluating our performance because we believe the adjustment for certain additional items, described below, provides useful supplemental information to investors regarding our ongoing hotel operating performance and that the presentation of Adjusted EBITDA, when combined with the GAAP presentation of net income, net income per share and cash flow provided by operating activities, is beneficial to the overall understanding of our ongoing operating performance. We adjust EBITDA for the following items and refer to this measure as Adjusted EBITDA:

•	Restructuring expenses—We exclude restructuring expenses that include employee separation payments and other restructuring costs.

•	Acquisition transaction expenses—Transaction related expenses associated with the acquisition of hotels are expensed when incurred. We exclude the effect of these costs because we believe they are not reflective of ongoing or future operating performance.

•	Impairment of long-lived assets—We exclude the effect of impairment losses recorded on property and equipment and intangible assets, as we believe that including them in Adjusted EBITDA is not consistent with reflecting the ongoing operating performance of our hotels.

•	Other non-operating expense—We exclude the effect of other non-operating expense, as we believe non-cash foreign currency transaction loss is not reflective of ongoing or future operating performance.

•	Non-cash equity-based compensation—We exclude non-cash charges related to the amortization of equity-based compensation awards to employees and directors.

•	Other expenses (income)—We exclude the effect of other costs or income that we do not consider reflective of our ongoing or future operating performance, including: costs related to preparations for our initial public offering and public company transition fees, consulting fees related to the implementation of our new strategic initiatives and the loss on disposal of assets.

EBITDA and Adjusted EBITDA as presented may not be comparable to measures calculated by other companies. This information should not be considered as an alternative to net income, net income per share, cash flow from operations or any other operating performance measure calculated in accordance with GAAP. Cash expenditures for various real estate or hotel assets such as capital expenditures, interest expense and other items have been and will continue to be incurred and are not reflected in EBITDA or Adjusted EBITDA. Management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions and assessments of operating performance. Our consolidated and combined statements of operations and cash flows include interest expense, net, capital expenditures and other excluded items, all of which should be considered when evaluating our performance, in addition to our non-GAAP financial measures. Additionally, EBITDA and Adjusted EBITDA should not solely be considered as a measure of our liquidity or indicative of funds available to fund our cash needs, including our ability to pay distributions or dividends.

EBITDA and Adjusted EBITDA are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single enterprise, which is reflected in the condensed consolidated and combined Company results; therefore, we believe these performance measures are meaningful for the Company only. The following table provides a reconciliation of net income to EBITDA and Adjusted EBITDA for the Company for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014		2013
Net income	$16,081		$13,917
Interest expense, net	36,548		52,053
Income tax expense	5,059		698
Depreciation and amortization	45,327		41,245

EBITDA	103,015		107,913
Restructuring expenses	—		605
Acquisition transaction expenses	—		110
Impairment of long-lived assets	—		1,388
Other non-operating expense	2,515		—
Non-cash equity-based compensation	2,461		1,411
Other expenses	4,285	(1)	428	(2)

Adjusted EBITDA	$112,276		$111,855

(1)	Includes public company transition costs of approximately $1.1 million, consulting fees related to the implementation of our new strategic initiatives, including review of our corporate infrastructure, of approximately $1.4 million and loss on disposal of assets of approximately $1.8 million.
(2)	Includes costs related to preparations for our initial public offering, consisting primarily of the Pre-IPO Transactions, of approximately $0.4 million and loss on disposal of assets of approximately $13,000.

Hotel Operating Profit and Hotel Operating Margin

Hotel operating profit and hotel operating margin measure hotel-level operating results prior to debt service, depreciation and amortization and general and administrative expenses and are supplemental measures of aggregate hotel-level profitability. Both measures are used by us to evaluate the operating profitability of our hotels. We define hotel operating profit as the sum of room and other hotel revenues less hotel operating expenses (excluding loss on disposal of assets) and hotel operating margin as the ratio of hotel operating profit divided by the sum of room and other hotel revenues.

Hotel operating profit and hotel operating margin are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single enterprise, which is reflected in the condensed consolidated and combined Company results; therefore, we believe these performance measures are meaningful for the Company only. The following table provides a reconciliation of room revenues, other hotel revenues and hotel operating expenses to hotel operating profit and hotel operating margin for the Company for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014		2013
Room revenues	$266,229		$252,805
Other hotel revenues	4,087		3,719

Total hotel revenues	270,316		256,524
Hotel operating expenses	140,089	(1)	128,168	(2)

Hotel operating profit	$130,227		$128,356

Hotel operating margin	48.2%		50.0%

(1)	Excludes loss on disposal of assets of approximately $1.8 million.
(2)	Excludes loss on disposal of assets of approximately $13,000.

Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share

We present Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share as supplemental measures of the Company’s operating performance. We believe that these are useful measures for investors since our Paired Shares, directly through the common stock of the Corporation and Class B common stock of ESH REIT, and indirectly through the Corporation’s ownership of the Class A common stock of ESH REIT, entitle holders of the Paired Shares to participate in 100% of the common equity and earnings of both the Corporation and ESH REIT. As required by GAAP, net income attributable to common shareholders excludes earnings attributable to ESH REIT’s Class B common shares, a noncontrolling interest. Based on the limitation on transfer provided for in each of the Corporation’s and ESH REIT’s charters, shares of common stock of the Corporation and shares of Class B common stock of ESH REIT are transferrable and tradable only in combination as units, each unit consisting of one share of the Corporation’s common stock and one share of ESH REIT Class B common stock. As a result, we believe that Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share represent useful measures to holders of the Paired Shares.

Paired Share Income is defined as the sum of net income attributable to common shareholders of the Corporation and noncontrolling interests of the Corporation attributable to the Class B common shares of ESH REIT. Adjusted Paired Share Income is defined as Paired Share Income adjusted for items that, net of income taxes, we believe are not reflective of our ongoing or future operating performance. We adjust Paired Share Income for the following items, net of income taxes, and refer to this measure as Adjusted Paired Share Income: restructuring expenses, acquisition transaction expenses, impairment of long-lived assets, other non-operating expense (including foreign currency transaction loss) and other expenses or income (including costs related to our initial public offering, public company transition fees, certain consulting fees related to our new strategic initiatives and the loss on disposal of assets). With the exception of equity-based compensation, an ongoing charge, these adjustments (other than the effect of income taxes) are the same as those used in the reconciliation of EBITDA to Adjusted EBITDA.

Adjusted Paired Share Income per Paired Share is defined as Adjusted Paired Share Income divided by the number of Paired Shares outstanding on a basic and diluted basis. Until such time as the number of outstanding common shares of the Corporation and Class B common shares of ESH REIT differ, we believe Adjusted Paired Share Income per Paired Share is useful to investors, as it represents the economic risks and rewards related to an investment in our Paired Shares. We believe that Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share provide meaningful indicators of the Company’s operating performance in addition to separate and/or individual analyses of net income attributable to common shareholders of the Corporation and net income attributable to Class B common shareholders of ESH REIT, each of which may be impacted by specific GAAP requirements, including the recognition of contingent lease rental revenues and the recognition of lease rental revenues on a straight-line basis, and may not necessarily reflect how cash flows are generated on an individual entity basis.

Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share should not be considered as an alternative to net income of the Company, net income of the Corporation, net income of ESH REIT, net income per share of the common stock of the Corporation, net income per share of the Class A or Class B common stock of ESH REIT or any other operating measure calculated in accordance with GAAP. The following table provides a reconciliation of net income attributable to common shareholders of the Corporation to Paired Share Income, Adjusted Paired Share Income and a calculation of Adjusted Paired Share Income per Paired Share for the three months ended March 31, 2014 and 2013 (in thousands, except per Paired Share data):

	Three Months Ended March 31,
	2014		2013
Net income attributable to common shareholders or members	$10,790		$13,446
Noncontrolling interests attributable to Class B common shares of ESH REIT	5,287		—	(1)

Paired Share Income	$16,077		$13,446
Restructuring expenses	—		576
Acquisition transaction expenses	—		105
Impairment of long-lived assets	—		1,322
Other non-operating expense	2,439		—
Other expenses	3,923	(2)	408	(3)

Adjusted Paired Share Income	$22,439		$15,857

Adjusted Paired Share Income per Paired Share – basic	$0.11		$0.09

Adjusted Paired Share Income per Paired Share – diluted	$0.11		$0.09

Weighted average Paired Shares outstanding – basic	203,299		170,329

Weighted average Paired Shares outstanding – diluted	204,375		172,030

(1)	Prior to the change in our legal and entity structure in November 2013, which occurred in connection with the Corporation’s and ESH REIT’s initial public offering, no portion of the Company’s (i.e., the Paired Share’s) noncontrolling interests represented interests attributable to the Class B common shares of ESH REIT.
(2)	Includes public company transition costs of approximately $1.1 million pre-tax, consulting fees related to implementation of our new strategic initiatives, including review of our corporate infrastructure, of approximately $1.4 million pre-tax, and loss on disposal of assets of approximately $1.8 million pre-tax, which total approximately $3.9 million after-tax.
(3)	Includes costs related to preparations for our initial public offering, consisting primarily of the Pre-IPO Transactions, of approximately $0.4 million pre-tax and after-tax.

Liquidity and Capital Resources

Company Overview

On a consolidated and combined basis, we have historically generated significant cash flow from our operations and have financed our ongoing business primarily with existing cash and cash flow generated from operations. We generated cash flow from operations of approximately $72.5 million for the three months ended March 31, 2014. Our current liquidity requirements consist primarily of funds necessary to pay for operating expenses directly associated with our hotels, recurring maintenance and capital expenditures necessary to maintain our hotels, general and administrative expenses, interest expense, scheduled principal payments on ESH REIT’s outstanding indebtedness and required ESH REIT dividend payments. In addition to recurring maintenance and capital expenditures necessary to maintain our hotels, we are also performing and expect to continue to perform renovations to our hotels. See “—Capital Expenditures—Hotel Reinvestment Program.” We expect to fund this program from a combination of cash on hand, cash flow from operations and/or borrowings under our revolving credit facilities, as needed.

Assuming we exercise our options to extend the maturity for certain ESH REIT mortgage debt that is scheduled to mature in December 2014 for up to three consecutive one-year periods, which options are subject to limited conditions, our long-term liquidity requirements will include funds for principal payments on ESH REIT’s mortgage and mezzanine loans maturing between December 2017 and December 2019. The December 2014 and 2015 extension conditions include providing an adequate extension notice period, the extension or renewal of an interest rate cap and having none of the borrowing entities be in default, as defined. The 2016 extension conditions include the conditions for the 2014 and 2015 extensions, as well as the requirement of a specified minimum debt yield. Other long-term liquidity requirements may include the need to obtain funds to expand our hotel reinvestment program and to acquire or construct additional hotels. We expect to meet our long-term liquidity requirements through various sources of capital, including future debt or equity financings by the Corporation and/or ESH REIT, existing working capital and cash flow from operations. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the current and future state of overall equity and credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by lenders, general market conditions for the lodging industry, our operating performance and liquidity and market perceptions about us. The success of our business strategy will depend, in part, on our ability to access these various capital sources. There can be no assurance that we will be able to raise any such financing on terms acceptable to us or at all.

The Company had cash and cash equivalents of approximately $15.5 million and restricted cash of approximately $140.3 million at March 31, 2014. Based upon the current level of operations, management believes that our cash flow from operations together with our significant cash balances and available borrowings under our revolving credit facilities (as described in “—Our Indebtedness”) will be adequate to meet our anticipated funding requirements and business objectives for the foreseeable future. We regularly review our capital structure and at any time may refinance or repay existing indebtedness, incur new indebtedness or issue equity securities.

The Corporation

The Corporation’s primary source of liquidity is the dividend income it receives in respect of its ownership of approximately 55% of the common stock of ESH REIT. Other sources of liquidity include income from the operations of the Operating Lessees, ESA Management and ESH Strategies. We expect that the Corporation’s cash flow from operations will be adequate to meet all of its funding requirements for the foreseeable future. Market pricing terms were recently negotiated in our operating leases, management agreements and trademark and license agreements.

We anticipate that the Corporation will accumulate cash and expect that over time it will return cash to ESH REIT in order to fund the renovation, acquisition or construction of new hotels, the repayment of debt and for other corporate purposes. The Corporation may transfer cash to ESH REIT through the purchase of additional shares of Class A common stock, which would increase its ownership of ESH REIT and reduce the Company’s overall tax efficiency. The Corporation may also lend funds to ESH REIT through the execution of an unsecured intercompany credit facility. The covenants of any such unsecured intercompany credit facility would be expected to be customary for similar debt securities in light of then-prevailing market conditions. In accordance with existing restrictions under the ESH REIT revolving credit facility, any such credit facility would have an aggregate principal amount of no more than $200 million, a maturity date which may not be earlier than 91 days after the ESH REIT revolving credit facility maturity date (as such date may be extended) and be junior in right of payment to the ESH REIT revolving credit facility pursuant to a subordination agreement to be entered into. The entering into an unsecured intercompany credit facility and the terms of such credit facility are subject to a number of factors, and we may not enter into an intercompany credit facility at all. Additionally, the Corporation may pay dividends on its common stock to meet all or a portion of our expected dividend rate on our Paired Shares.

The Corporation’s board of directors has not declared any distributions on the Corporation’s common stock and currently has no intention to do so, except as described in “Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distribution Policies” in our combined annual report on Form10-K filed with the SEC on March 20, 2014. The payment of any future distributions will be at the discretion of the Corporation’s board of directors. Any such distributions will be made subject to the Corporation’s compliance with applicable law, and will depend on, among other things, the receipt by the Corporation of dividends from ESH REIT in respect of the Class A common stock, the Corporation’s results of operations and financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in any existing and future debt agreements of the Corporation and ESH REIT and in any preferred stock and other factors that the Corporation’s board of directors may deem relevant.

Based upon the current level of operations, management believes that the Corporation’s cash position, cash flow from operations and available borrowings under the Corporation revolving credit facility will be adequate to meet all of the Corporation’s funding requirements and business objectives for the foreseeable future.

ESH REIT

ESH REIT’s primary source of liquidity is lease rental income from the Operating Lessees. ESH REIT’s primary use of liquidity is fixed costs of ownership of the hotel properties, including interest expense, scheduled principal payments on its outstanding indebtedness, real estate taxes, property insurance expense and capital expenditures, including those capital expenditures related to our hotel reinvestment program and the payment of dividends. In order to qualify and maintain its status as a REIT, ESH REIT must distribute annually to its shareholders an amount at least equal to:

•	90% of its REIT taxable income, computed without regard to the deduction for dividends paid and excluding any net capital gain; plus

•	90% of the excess of its net income, if any, from foreclosure property over the tax imposed on such income by the Code; less

•	the sum of certain items of non-cash income that exceeds a percentage of ESH REIT’s income.

ESH REIT is subject to income tax on its taxable income that is not distributed and to an excise tax to the extent that certain percentages of its taxable income are not distributed by specified dates. ESH REIT generally expects to distribute approximately 95% of its REIT taxable income and net capital gain and may be subject to U.S. federal excise tax.

We intend to make distributions of $0.15 per Paired Share per quarter, which we intend to make in respect of the Class B common stock of ESH REIT. In the event distributions in respect of the Class B common stock of ESH REIT are not sufficient to meet our expected distributions, the expected distributions may be completed through distributions in respect of the common stock of the Corporation using funds distributed to the Corporation in respect of the Class A common stock of ESH REIT, after allowance for tax, if any, on those funds. On April 24, 2014, the board of directors of ESH REIT declared a cash dividend of $0.15 per share for the first quarter of 2014 on its Class A common stock and Class B common stock. The dividend is payable on May 22, 2014 to shareholders of record as of May 8, 2014. See “Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distribution Policies” in our combined annual report Form 10-K filed with the SEC on March 20, 2014 for a description of our distribution policies.

Due to REIT distribution requirements, ESH REIT has historically not accumulated significant amounts of cash and is not expected to do so in the future. As a result, we expect that ESH REIT will need to refinance all or a portion of its debt, including the 2012 Mortgage Loans and Mezzanine Loans, on or before maturity. See “—Our Indebtedness—ESH REIT Mortgage Loan” and “—Our Indebtedness—ESH REIT Mezzanine Loans.” We cannot assure you that ESH REIT will be able to refinance any of its debt on attractive terms on or before maturity, on commercially reasonable terms or at all.

Based upon the current level of operations, management believes that ESH REIT’s cash position, cash flow from operations and available borrowings under the ESH REIT revolving credit facility will be adequate to meet all of ESH REIT’s funding requirements and business objectives for the foreseeable future.

Sources and Uses of Cash – The Company

The following cash flow table and comparisons below are provided for the Company.

Comparison of Three Months Ended March 31, 2014 and March 31, 2013

We had unrestricted cash and cash equivalents of approximately $15.5 million and $75.8 million at March 31, 2014 and 2013, respectively. The following table summarizes the changes in our cash and cash equivalents as a result of operating, investing and financing activities for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(in thousands)	2014	2013	Change
Cash provided by (used in):
Operating activities	$72,518	$83,019	$(10,501)
Investing activities	(141,108)	(109,693)	(31,415)
Financing activities	23,584	(1,034)	24,618
Effects of changes in exchange rate on cash and cash equivalents	26	(96)	122

Net decrease in cash and cash equivalents	$(44,980)	$(27,804)	$(17,176)

Cash Flows provided by Operating Activities

Cash flows provided by operating activities totaled approximately $72.5 million for the three months ended March 31, 2014 compared to approximately $83.0 million for the three months ended March 31, 2013, a decrease of approximately $10.5 million. Cash flow from operations decreased during the three months ended March 31, 2014 primarily due to payroll tax payments associated with our acquisition of the net assets of HVM, which we expect to substantially recover in the second quarter of 2014, offset by a reduction in interest expense due to the debt paid off in conjunction with the Offering.

Cash Flows used in Investing Activities

Cash flows used in investing activities totaled approximately $141.1 million for the three months ended March 31, 2014 compared to approximately $109.7 million for the three months ended March 31, 2013, an increase of approximately $31.4 million. Cash flows used in investing activities increased during the three months ended March 31, 2014 due to the completion of Platinum renovations at 90 hotels during the first quarter of 2014 and due to increases in restricted cash associated with loan escrow accounts.

Cash Flows provided by (used in) Financing Activities

Cash flows provided by financing activities totaled approximately $23.6 million for the three months ended March 31, 2014 compared to cash flows used in financing activities of approximately $1.0 million for the three months ended March 31, 2013, an increase of approximately $24.6 million. Cash flows provided by financing activities increased due to net draws on each of the Corporation’s and ESH REIT’s revolving credit facilities which totaled $40.0 million during the three months ended March 31, 2014, partially offset by dividends paid to ESH REIT’s Class B common shareholders.

Sources and Uses of Cash – ESH REIT

        For ESH REIT on a stand-alone basis for the periods presented, cash flows provided by operating activities for the three months ended March 31, 2014 decreased by approximately $34.1 million from the three months ended March 31, 2013 due to the fact that during the three months ended March 31, 2013, the results of the Operating Lessees were consolidated with ESH REIT. Cash flows used in investing activities for the three months ended March 31, 2014 increased by approximately $29.3 million from the three months ended March 31, 2013 primarily due to the completion of Platinum renovations at 90 hotels during the first quarter of 2014. Cash flows provided by financing activities for the three months ended March 31, 2014 increased by approximately $84.1 million from the three months ended March 31, 2013 due to net proceeds received from affiliates related to ESH REIT’s and the Operating Lessees’ cash management agreements.

Capital Expenditures

We maintain each of our hotels in good repair and condition and in conformity with applicable laws and regulations. The cost of all improvements and significant alterations are generally made with cash flows from operations. During the three months ended March 31, 2014 and 2013, we incurred capital expenditures of approximately $49.4 million and $36.2 million, respectively. These capital expenditures were primarily made as a result of our hotel reinvestment program which remains ongoing. Funding for future capital expenditures is expected to be provided primarily from cash flow from operations or, to the extent necessary, the Corporation’s or ESH REIT’s revolving credit facilities. In 2014, we expect to incur total capital expenditures between $150.0 million and $170.0 million, including the amounts spent in the first quarter, consisting of hotel renovations, information technology-related projects and maintenance capital expenditures.

Hotel Reinvestment Program

Since the third quarter of 2011, we have been performing significant hotel renovations and room refreshes and have been executing a phased capital investment program across our portfolio in order to seek to drive incremental market share gains. This program is dedicated to seeking revenues through our Platinum renovation and Silver refresh programs to upgrade 633, or approximately 93%, of our hotels. We have developed a methodology for selecting specific hotels for our reinvestment program by evaluating potential returns based on multiple market and property specific variables. We created two levels of investment: the more extensive Platinum renovation package and the more limited Silver refresh package. Prior to executing either package at a hotel, management determines whether, in its view, the selected level of capital investment is likely to result in incremental revenues and profits and achieve a return on investment that would meet our return criteria.

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

In order to incorporate the results of previous investments into our decision making process, we have undertaken the reinvestment program in phases. As of March 31, 2014, we have substantially completed Platinum renovations at 320 hotels and are in the process of implementing Platinum renovations at two additional hotels. Furthermore, we have completed Silver refreshes at 311 additional hotels. Given the more extensive nature of a Platinum renovation, a longer ramp-up time is expected in order to reach stabilization at post-renovation performance levels for Platinum renovations than for Silver refreshes.

The following table summarizes our projects that have been completed or are in process as of March 31, 2014:

Scope of Work	Number of Hotels	Expected Timing	Total Expected Cost (in millions)	Total Expected Remaining Cost (in millions)	Cumulative Costs Incurred through March 31, 2014 (in millions)
Hotel renovation (Platinum)	322	Q3 2011–Q2 2014	$319.9	$3.2	$316.7
Room refresh (Silver)	311	Q4 2011–Q3 2013	47.2	—	47.2

Total	633		$367.1	$3.2	$363.9

We believe that our capital investments are driving incremental market share at our renovated properties. We evaluate our hotel reinvestment program by calculating the ADR, occupancy, RevPAR and RevPAR Index(1) performance of our renovated hotels.

(1)	“RevPAR Index” is stated as a percentage and is calculated for a hotel by comparing the hotel’s RevPAR to the aggregate RevPAR of a group of competing hotels generally in the same market. RevPAR Index is a weighted average of the individual property results. We subscribe to STR, Inc. (f/k/a “Smith Travel Research, Inc.”) (“STR”), an independent, third party service, which collects and compiles the data used to calculate RevPAR Index. We select the competing hotels included in the RevPAR Index subject to STR’s guidelines. STR does not endorse Extended Stay America, Inc. or any other company, and STR data should not be viewed as investment advice or as a recommendation to take a particular course of action.

In general, it takes approximately three months to complete a Platinum hotel renovation (period from commencement to completion of renovations, the “Renovation Period” or the “Displacement Period”), during which we experience temporary disruption and weakened performance at the hotel. Following the Displacement Period, it typically takes an additional three months for the hotel to return to occupancy levels approximating Pre-Renovation Period levels (such three-month period, the “Ramp-Up Period”). In order to better analyze the improvements associated with our investments, we have developed a methodology that adjusts for the impact of the temporary disruption associated with both the Displacement and Ramp-Up Periods. In particular, we compare the performance over a twelve-month period starting the month after the completion of the Ramp-Up Period (the “Post-Renovation Period”) to the performance over a twelve-month period ending the month prior to the commencement of the renovations (the “Pre-Renovation Period”).

As of March 31, 2014, no additional hotels had completed the Post-Renovation Period compared to those hotels for which we had Post-Renovation Period results as of December 31, 2013.

Beyond capital expenditures associated with customary renovation cycles, we consider additional renovation capital expenditures that we believe will provide an attractive return on investment. We will continue to evaluate the opportunity to upgrade hotels that have received a room refresh by spending additional capital expenditures to provide a hotel renovation. Including the approximately $3.2 million of expected costs remaining for our current two hotel renovations, we expect to spend in excess of an additional $30.0 million on further renovation phases during 2014.

Rebranding

We own and operate substantially all of our hotels under the core Extended Stay America brand and during 2013 completed a rebranding program to consolidate the remaining hotels that were operated under the former brand portfolio of Homestead Studio Suites, Studio Plus and Extended Stay Deluxe under this single brand. During the three months ended March 31, 2013, we incurred costs of approximately $0.7 million on rebranding, which are recorded as general and administrative expenses.

Our Indebtedness

Corporation Revolving Credit Facility

The Corporation entered into a revolving credit facility on November 18, 2013. The Corporation revolving credit facility permits borrowings up to $75.0 million by the Corporation until November 18, 2014, at which time the borrowing availability under the facility will be reduced to $50.0 million. The facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same day notice, referred to as swingline loans, in an amount up to $20.0 million. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (1) the prime lending rate, (2) the overnight federal funds rate plus 0.5% or (3) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.75% for base rate loans and 3.75% for LIBOR loans. There is no scheduled amortization under the facility; the principal amount outstanding is due and payable in full at maturity, November 18, 2016, subject to a one-year extension option.

As of March 31, 2014, the outstanding balance drawn on the Corporation revolving credit facility was $20.0 million and the amount of borrowing capacity under the facility was $30.1 million, reduced from $75.0 million due to $24.9 million of letters of credit outstanding.

In addition to paying interest on any outstanding principal under the Corporation revolving credit facility, the Corporation is required to pay a commitment fee in respect of unutilized commitments. If 50.0% or more of the facility is drawn, the commitment fee is 0.175%, while if less than 50.0% of the facility is drawn, such fee is 0.35%. The Corporation is also required to pay customary letters of credit fees and agency fees.

If at any time outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Corporation revolving credit facility exceed the lenders’ commitments at such time, the Corporation will be required to repay outstanding loans or cash collateralize letters of credit at 105% in an aggregate amount equal to such excess, with no reduction of the commitment amount.

The Corporation’s obligations under the Corporation revolving credit facility are guaranteed by its existing and future direct and indirect domestic subsidiaries (with certain exceptions, including, but not limited to, ESH REIT and its subsidiaries and certain other entities that may not provide guarantees pursuant to the 2012 Mortgage Loan and 2012 Mezzanine Loans). The Corporation revolving credit facility is secured by a first-priority security interest in substantially all of the assets of the Corporation and the guarantors under the facility (with certain exceptions).

The Corporation revolving credit facility contains a number of covenants that, among other things and subject to certain exceptions, restrict the Corporation’s ability and the ability of its subsidiaries (other than, with certain exceptions, ESH REIT and its subsidiaries) to incur additional indebtedness, pay dividends and make other restricted payments, engage in transactions with the Corporation’s affiliates, sell all or substantially all of their assets, merge and create liens. The Corporation revolving credit facility also contains certain customary affirmative covenants and events of default.

If any loans or obligations are outstanding during any fiscal quarter, the Corporation revolving credit facility requires that the Consolidated Leverage Ratio, as defined, calculated as of the end of such fiscal quarter, be less than or equal to 9.0 to 1.0 for fiscal quarters ended on or before December 31, 2015 and 8.75 to 1.0 for fiscal quarters ended on or after January 1, 2016. Further, if loans or obligations are outstanding during any calendar month, the Corporation revolving credit facility requires that the Debt Yield, as defined, not be less than 9.0% as of the last day of such calendar month.

In order to avoid a Trigger Event, as defined, the Corporation revolving credit facility requires a Debt Yield of at least 11.5% during the first year of the facility, increasing to 12.0% on and after November 18, 2014. The occurrence of a Trigger Event would require the Corporation to repay the outstanding facility balance and would restrict its ability to make additional borrowings. As of March 31, 2014, the Debt Yield was 16.5% and no Trigger Event had occurred.

Corporation Mandatorily Redeemable Preferred Stock

The Corporation has authorized 350.0 million shares of preferred stock, par value $0.01 per share, of which 21,202 shares of mandatorily redeemable voting preferred stock were issued and outstanding as of March 31, 2014. Dividends on the preferred shares are payable quarterly in arrears at a rate of 8.0% per year. On March 31, 2014, the Corporation paid dividends on the preferred shares for the period from the Pre-IPO Transactions through March 31, 2014, of approximately $0.6 million. With respect to dividend, distribution and liquidation rights, the 8.0% voting preferred stock ranks senior to the Corporation’s common stock. Holders of the 8.0% voting preferred stock are generally entitled to one vote for each share and will vote together with the Corporation common stock as a single class on all matters that the Corporation’s common shareholders are entitled to vote upon. On or after November 15, 2018, a holder of the 8.0% voting preferred stock has the right to require the Corporation to redeem in cash the 8.0% voting preferred stock at $1,000 per share plus any accumulated but unpaid dividends. On November 15, 2020, the Corporation shall mandatorily redeem all of the 8.0% voting preferred stock at $1,000 per share plus any accumulated but unpaid dividends.

Due to the fact that the current outstanding preferred stock is mandatorily redeemable by the Corporation, it is classified as a liability. Dividends on the shares of mandatorily redeemable preferred stock are classified as interest expense.

ESH REIT Mortgage Loan

On November 30, 2012, ESA P Portfolio LLC, ESA P Portfolio MD Borrower LLC, ESA Canada Properties Borrower LLC, ESH/TN Properties LLC (each a subsidiary of ESH REIT and collectively, the “Mortgage Borrower”) entered into an approximately $2.52 billion mortgage loan comprised of three components (the “2012 Mortgage Loan”), which is governed by that certain Loan Agreement, dated as of November 30, 2012, by and among the Mortgage Borrower, certain affiliates of the Mortgage Borrower, JPMorgan Chase Bank, National Association, German American Capital Corporation, Citigroup Global Markets Realty Corp., Bank of America, N.A. and Goldman Sachs Mortgage Company (as amended, the “MLA”). Component A is comprised of five subcomponents, each with varying floating interest rates and a collective weighted average interest rate of LIBOR plus approximately 2.1% and a total balance of $349.8 million and a maturity date of December 1, 2014, with three one-year extension options. Components B and C have fixed interest rates of approximately 3.4% and 4.1% and total balances of $350.0 million and $1,820.0 million and maturity dates of December 1, 2017 and December 1, 2019, respectively.

As of March 31, 2014, the outstanding balance on the 2012 Mortgage Loan was $2,519.8 million. The 2012 Mortgage Loan requires monthly interest-only payments of approximately $7.8 million due on the first day of each calendar month. Each component of the 2012 Mortgage Loan has amounts that are freely prepayable. The below table shows freely prepayable amounts and prepayment penalties under the 2012 Mortgage Loan.

	Mortgage Loan ($ in millions)
	Component A		Component B		Component C
	Freely Prepayable	Prepayment Penalty(1)	Freely Prepayable	Prepayment Penalty(1)(2)	Freely Prepayable	Prepayment Penalty(1)(2)
Prior to January 2, 2014	$52.5	3.0%	$157.5	N/A(3)	$157.5	N/A(3)
January 2, 2014 to July 1, 2014	52.5	1.0%	157.5	Greater of 1.0% or Yield Maintenance	157.5	Greater of 1.0% or Yield Maintenance
July 2, 2014 to January 1, 2015	349.8	0.0%	157.5	Greater of1.0% or Yield Maintenance	157.5	Greater of 1.0% or Yield Maintenance
January 2, 2015 to July 1, 2015	349.8	0.0%	350.0	0.0%	157.5	Greater of 1.0% or Yield Maintenance
July 2, 2015 to January 1, 2016	349.8	0.0%	350.0	0.0%	157.5	Greater of 1.0% or Yield Maintenance
After January 2, 2016	349.8	0.0%	350.0	0.0%	1,820.0	0.0%

(1)	Prepayment penalty applies to the amount in excess of freely prepayable amounts.
(2)	Yield Maintenance, calculated as set forth in the 2012 Mortgage Loan, means the excess of (i) the sum of the present values of the scheduled payments of interest and principal to be made with respect to the portion of the Component being prepaid (in excess of the freely payable portion) over (ii) the principal amount of the Component being prepaid (in excess of the freely prepayable portion).
(3)	Voluntary prepayment in excess of the freely payable amount not permitted prior to January 2, 2014.

Substantially all of ESH REIT’s hotel properties (680 of the 684 hotel properties) serve as collateral for the 2012 Mortgage Loan.

On November 18, 2013, the Corporation assumed the obligations of the guarantor under a customary recourse carve out guaranty pursuant to which the Corporation guaranteed (a) under certain limited circumstances, losses related to the 2012 Mortgage Loan plus enforcement costs incurred by the lenders, and (b) under certain other limited circumstances, repayment of the 2012 Mortgage Loan up to an aggregate liability under this clause (b) of $252.0 million plus enforcement costs.

In connection with the 2012 Mortgage Loan, the Loan Parties (as defined in the MLA) made certain representations, warranties and covenants customary in mortgage loan transactions, including, without limitation, regarding the ownership and operation of the hotels and standard special purpose bankruptcy remote entity provisions that are provided in order to make certain that each loan party (and certain specified affiliates) will maintain a prescribed level of separateness to forestall a substantive consolidation of such entities in the event of a bankruptcy action.

The occurrence of an Event of Default, a Mezzanine Loan Event of Default, a Debt Yield Trigger Event (a Debt Yield, as defined, of less than 9.0%) or a Guarantor Bankruptcy Event triggers a Cash Trap Event, as defined. During the period of a Cash Trap Event, any excess cash flow, after all monthly requirements (including the payment of management fees and operating expenses) are fully funded, is held by the loan service agent as additional collateral for the 2012 Mortgage Loan. As of March 31, 2014, no notice of a Cash Trap Event having been triggered had been received as the Mortgage Borrower’s Debt Yield was 17.0%.

A right of contribution agreement provides that if any funds of the Corporation are needed and used to service ESH REIT’s obligations under the 2012 Mortgage Loan or the 2012 Mezzanine Loans, such as in the case of a Cash Trap Event, ESH REIT shall be obligated to reimburse the Corporation, with interest, for the amount of any such funds that were applied for this purpose as soon as permitted under the 2012 Mortgage Loan and 2012 Mezzanine Loans. Interest shall accrue on ESH REIT’s reimbursement obligation at the relevant applicable federal rate as determined under Section 1274(d) of the Code. In lieu of cash payment, the Corporation may elect, at its option, to receive payment in the form of additional shares of Class A common stock of ESH REIT of an equivalent value.

The 2012 Mortgage Loan is subject to certain customary events of default under the Loan Documents (as defined in the MLA, hereinafter, the “Mortgage Loan Documents”). Upon the occurrence of an Event of Default, as defined, Lender, as defined, may, among other things, take the following actions: (i) accelerate the maturity date of the 2012 Mortgage Loan, (ii) foreclose on any or all of the mortgages securing the mortgage loan or (iii) apply amounts on deposit in the reserve accounts to pay the debt service on the 2012 Mortgage Loan.

ESH REIT Mezzanine Loans

On November 30, 2012, Mezzanine A Borrower, Mezzanine B Borrower and Mezzanine C Borrower (as defined in the MLA, each a subsidiary of ESH REIT, and collectively, the “Mezzanine Borrowers”) entered into three mezzanine loans totaling approximately $1.08 billion (the “2012 Mezzanine Loans”).

On November 26, 2013, ESH REIT repaid $270.0 million of the 2012 Mezzanine Loans. Repayment consisted of $125.0 million of the 2012 Mezzanine A Loan, $82.5 million of the 2012 Mezzanine B Loan and $62.5 million of the 2012 Mezzanine C Loan. On December 27, 2013, ESH REIT repaid $445.0 million of the 2012 Mezzanine Loans. Repayment consisted of approximately $206.0 million of the 2012 Mezzanine A Loan, approximately $136.0 million of the 2012 Mezzanine B Loan and approximately $103.0 million of the 2012 Mezzanine C Loan. ESH REIT incurred approximately $25.2 million of debt extinguishment and other costs in connection with these prepayments, composed of prepayment penalties of approximately $13.4 million, the write-off of unamortized deferred financing costs of approximately $10.9 million and other costs of approximately $0.9 million.

As of March 31, 2014, the Mezzanine A Loan had a fixed interest rate per annum of approximately 8.3%, a total balance of approximately $169.0 million and a maturity date of December 1, 2019; the Mezzanine B Loan had a fixed interest rate per annum of approximately 9.6%, a total balance of approximately $111.5 million and a maturity date of December 1, 2019; and the Mezzanine C Loan had a fixed interest rate per annum of approximately 11.5%, a total balance of approximately $84.5 million and a maturity date of December 1, 2019.

As of March 31, 2014, monthly interest-only payments for the 2012 Mezzanine Loans total approximately $2.9 million and are due on the first day of each calendar month. Each of the 2012 Mezzanine Loans are subject to similar CMA requirements and loan covenants generally as described above for the 2012 Mortgage Loan. The terms of the 2012 Mezzanine Loans track, in all material respects, those set forth in the 2012 Mortgage Loan Documents with the exception of typical distinctions made between mortgage loans and mezzanine loans. The relationships vis-à-vis each of the three 2012 Mezzanine Loans and the 2012 Mortgage Loan are governed by the terms of the intercreditor agreement. These include such rights of Mezzanine Lenders (as defined in the MLA) to cure defaults under the Mortgage Loan Documents and the ability to acquire all or part of the outstanding mezzanine and/or mortgage loans during the continuance of an Event of Default under the 2012 Mezzanine Loans. Certain investment funds of the Sponsors were the holders of $37.2 million of the 2012 Mezzanine Loans as of March 31, 2014.

Amounts outstanding under each of the 2012 Mezzanine Loans are prepayable. Prior to June 1, 2014, amounts prepaid incur a prepayment penalty of 3.0%. Between June 2, 2014 and December 1, 2014, amounts prepaid incur a prepayment penalty of 1.0%. After December 1, 2014, no prepayment penalty exists.

Any voluntary prepayment by a Mezzanine Borrower creates an obligation of the other Mezzanine Borrowers to make corresponding pro rata prepayments on their respective Mezzanine Loans. On November 18, 2013, the Corporation assumed the obligations of the guarantor under a customary recourse carveout guaranty pursuant to which the Corporation guaranteed (a) under certain limited circumstances, losses related to the 2012 Mezzanine Loans plus enforcement costs incurred by the mezzanine lenders and (b) under certain other limited circumstances, repayment of the 2012 Mezzanine Loans up to an aggregate liability under this clause (b) of $108.0 million plus enforcement costs.

The 2012 Mezzanine Loans are subject to certain customary events of default under the Mezzanine Loan Documents. Upon the occurrence of an Event of Default under the 2012 Mezzanine Loans, the applicable Mezzanine Lender may, among other things, take the following actions: (i) accelerate the maturity date of the applicable 2012 Mezzanine Loan or (ii) exercise all the rights and remedies of a secured party under the Uniform Commercial Code, as adopted and enacted by the state or states where any of the Mezzanine Collateral (as defined in the MLA) is located, against the Mezzanine Borrowers and the Mezzanine Collateral.

We are currently pursuing opportunities to refinance our remaining 2012 Mezzanine Loans totaling $365.0 million, which have a weighted average interest rate of approximately 9.4%. Despite our expectations, the refinancing of the 2012 Mezzanine Loans are subject to a number of factors, and we cannot assure that we will refinance the 2012 Mezzanine Loans on favorable terms or at all.

ESH REIT Revolving Credit Facility

ESH REIT entered into a revolving credit facility on November 18, 2013. The ESH REIT revolving credit facility permits borrowings up to $250.0 million by ESH REIT. Subject to the satisfaction of certain criteria, ESH REIT is able to request to increase the facility to an amount up to $350.0 million at any time. The facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, in an amount up to $20.0 million. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (1) the prime lending rate, (2) the overnight federal funds rate plus 0.5% or (3) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.00% for base rate loans and 3.00% for LIBOR loans. There is no scheduled amortization under the facility; the principal amount is due and payable on November 18, 2016.

As of March 31, 2014, the outstanding balance drawn on the facility was $40.0 million and the amount of borrowing capacity under the ESH REIT revolving credit facility was $210.0 million.

In addition to paying interest on any outstanding principal under the facility, ESH REIT is required to pay a commitment fee in respect of unutilized commitments. If 50.0% or more of the facility is drawn, the commitment fee is 0.175%, while if less than 50.0% of the facility is drawn, such fee will be 0.35%. ESH REIT is also required to pay customary letters of credit fees and agency fees.

If at any time outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the ESH REIT revolving credit facility exceed the lenders’ commitments at such time, ESH REIT will be required to repay outstanding loans or cash collateralize letters of credit at 105% in an aggregate amount equal to such excess, with no reduction of the commitment amount.

ESH REIT’s obligations under the facility are guaranteed by its existing and future direct and indirect domestic subsidiaries (with certain exceptions, including certain entities that may not provide guarantees pursuant to the 2012 Mortgage Loan and 2012 Mezzanine Loans). The ESH REIT revolving credit facility is secured by a first-priority security interest in substantially all of the assets of ESH REIT and the guarantors under the facility (with certain exceptions, including certain entities that may not be pledged of pursuant to the 2012 Mortgage Loan and 2012 Mezzanine Loans).

The ESH REIT revolving credit facility contains a number of covenants that, among other things and subject to certain exceptions, restrict ESH REIT’s ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends and make other restricted payments, engage in transactions with ESH REIT’s affiliates, sell all or substantially all of their assets, merge and create liens. The ESH REIT revolving credit facility also contains certain customary affirmative covenants and events of default.

If any loans or obligations are outstanding during any fiscal quarter, the ESH REIT revolving credit facility requires that the Consolidated Leverage Ratio, as defined, calculated as of the end of such fiscal quarter, be less than or equal to 9.25 to 1.0 for fiscal quarters ended on or before December 31, 2015 and 9.00 to 1.0 for fiscal quarters ended on or after January 1, 2016. Further, if loans or obligations are outstanding during any calendar month, the ESH REIT revolving credit facility requires that the Debt Yield, as defined, not be less than 9.0% as of the last day of such calendar month.

In order to avoid a Trigger Event, as defined, the ESH REIT revolving credit facility requires a Debt Yield of at least 11.0% during the first year of the facility, increasing to 11.5% on and after November 18, 2014. The occurrence of a Trigger Event would require ESH REIT to repay the outstanding facility balance and would restrict its ability to make additional borrowings. As of March 31, 2014, the Debt Yield was 16.8% and no Trigger Event had occurred.

Off-Balance Sheet Arrangements

Neither the Corporation nor ESH REIT have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our discussion and analysis of our historical financial condition and results of operations is based on the Company’s historical consolidated and combined financial statements and ESH REIT’s historical consolidated financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ significantly from these estimates and assumptions.

A summary of our critical accounting policies are described in our combined annual report on Form 10-K filed with the SEC on March 20, 2014 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These critical accounting policies include investment in property and equipment, income taxes, equity-based compensation, revenue recognition and consolidation policies, which we believe require material subjective or complex judgments and have the most significant impact on our financial condition and results of operations. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is then available to us, our experience and various matters that we believe are reasonable and appropriate for consideration under the circumstances. There have been no material changes to our critical accounting policies as compared to the critical accounting policies included in our combined annual report on Form 10-K filed with the SEC on March 20, 2014.

Recent Accounting Pronouncements

Reporting Discontinued Operations—In April 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which modified the definition of discontinued operations and requires that only disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results be reported as discontinued operations in the financial statements. This updated accounting standard is effective for all disposals (or classifications as held for sale) of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. We adopted this guidance as of January 1, 2014, and it did not have a material effect on our unaudited condensed consolidated and combined financial statements. This guidance is expected to result in reporting discontinued operations less frequently than the previous accounting standard.

Income Taxes—In July 2013, the FASB issued an accounting standards update which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This updated accounting standard is effective for fiscal and interim reporting periods beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. The adoption of this guidance did not have a material effect on our unaudited condensed consolidated and combined financial statements.

Cumulative Translation Adjustment—In March 2013, the FASB issued an accounting standards update that indicates when the cumulative translation adjustment (“CTA”) related to an entity’s investment in a foreign entity should be released to earnings. The CTA should be released when an entity sells a foreign subsidiary or a group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in a foreign entity. The CTA should also be released when an entity no longer has a controlling financial interest in an investment in a foreign entity. This updated accounting standard is effective for fiscal and interim reporting periods beginning after December 15, 2013 and shall be applied prospectively. The adoption of this guidance did not have a material effect on our unaudited condensed consolidated and combined financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Both the Corporation and ESH REIT may continue to seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility, when applicable. We will continue to have exposure to such risks to the extent they are not hedged. We may enter into derivative financial arrangements to the extent they meet the objectives described above and do not use derivatives for trading or speculative purposes.

The Corporation

The Corporation has limited exposure to market risk from changes in interest rates because as of March 31, 2014, the Corporation’s variable rate debt consisted of $20.0 million drawn on its revolving credit facility. As a result, when market rates of interest change, there is generally not a material impact on the Corporation’s interest expense, future earnings or cash flows. If market rates of interest on the Corporation’s variable rate debt fluctuate by 1.0%, interest expense would increase or decrease, depending on the rate movement, the Corporation’s future earnings and cash flows by approximately $0.2 million annually, assuming the amount outstanding under the Corporation’s variable rate debt remains at approximately $20.0 million, the balance as of March 31, 2014.

ESH REIT

ESH REIT has limited exposure to market risk from changes in interest rates because as of March 31, 2014, approximately $389.8 million of ESH REIT’s outstanding indebtedness of approximately $2.9 billion had a variable rate of interest. As a result, when market rates of interest change, there is generally not a material impact on ESH REIT’s interest expense, future earnings or cash flows. As of March 31, 2014, subsidiaries of ESH REIT are counterparties to an interest rate cap on one-month LIBOR at 3.0% with a $350.0 million notional amount and a maturity date the same as that of 2012 Mortgage Loan Component A. If market rates of interest on ESH REIT’s variable rate debt fluctuate by 1.0%, interest expense would increase or decrease, depending on the rate movement, ESH REIT’s future earnings and cash flows by approximately $3.9 million annually, assuming that the amount outstanding under ESH REIT’s variable rate debt remains at approximately $389.8 million, the balance as of March 31, 2014.

As of March 31, 2014, less than 2.0% of the value of ESH REIT’s hotels are owned outside the United States. ESH REIT has exposure to market risk from changes in foreign currency exchange rates for its Canadian hotels and their portion of ESH REIT’s U.S. dollar denominated debt. A fluctuation of 1.0% in the exchange rate between the U.S. dollar and the Canadian dollar would result in a foreign currency transaction gain or loss of approximately $0.3 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation

As of March 31, 2014, the Corporation reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of the Corporation, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded that the disclosure controls and procedures of the Corporation were effective to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of the Corporation, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

ESH REIT

As of March 31, 2014, ESH REIT reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of ESH REIT, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of ESH REIT concluded that the disclosure controls and procedures of ESH REIT were effective to ensure that information required to be disclosed in the reports that ESH REIT files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of ESH REIT, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

The Corporation

During the first quarter of 2014, the Corporation implemented a new human resource information and payroll system. There were no other changes in the Corporation’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ESH REIT

There were no changes in ESH REIT’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, ESH REIT’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are from time to time subject to various claims and lawsuits incidental to our business. In the opinion of management, these claims and suits, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated and combined financial statements, results of operations or liquidity or ESH REIT’s consolidated financial statements, results of operations or liquidity.

Item 1A.	Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the combined annual report on Form 10-K filed with the SEC on March 20, 2014, which is accessible on the SEC’s website at www.sec.gov.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information.

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”), which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone by Travelport Limited, which may be considered the Company’s affiliates.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of Extended Stay America, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Extended Stay America, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Executive Officer of ESH Hospitality, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of the Chief Financial Officer of ESH Hospitality, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer of Extended Stay America, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Executive Officer and the Chief Financial Officer of ESH Hospitality, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Section 13(r) disclosure

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No.	Description

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith, XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

EXTENDED STAY AMERICA, INC.

Date: May 7, 2014	By:	/s/ James L. Donald
James L. Donald
Chief Executive Officer

Date: May 7, 2014	By:	/s/ Peter J. Crage
Peter J. Crage
Chief Financial Officer

ESH HOSPITALITY, INC.

Date: May 7, 2014	By:	/s/ James L. Donald
James L. Donald
Chief Executive Officer

Date: May 7, 2014	By:	/s/ Peter J. Crage
Peter J. Crage
Chief Financial Officer