Form 10-Q
period 2014-06-30
Extended Stay America, Inc.; ESH Hospitality, Inc.
filed 2014-07-31
CIK 1581164, 1507563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

204,699,983 shares of common stock, par value $0.01 per share, of Extended Stay America, Inc., which are attached to and traded together with 204,699,983 shares of Class B common stock, par value $0.01 per share, of ESH Hospitality, Inc., and 250,303,494 shares of Class A common stock, par value $0.01 per share, of ESH Hospitality, Inc., were all outstanding as of July 25, 2014.

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

This combined quarterly report on Form 10-Q presents the following sections or portions of sections for each of the Company and ESH REIT, where applicable:

•	Part I Item 1 – Unaudited Financial Statements.

•	Part I Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part I Item 3 – Quantitative and Qualitative Disclosures About Market Risk.

As required by Financial Accounting Standards Board (“FASB”) ASC 810, “Consolidations,” due to the Corporation’s controlling financial interest in ESH REIT, the Corporation is required to consolidate ESH REIT’s financial position, results of operations, comprehensive income and cash flows with those of the Corporation. As such, management’s discussion and analysis of financial condition and results of operations and financial statements are presented herein for each of the Company, on a consolidated and combined basis, and ESH REIT. The Corporation’s stand-alone financial condition and related information is discussed herein where applicable. In addition, with respect to other financial and non-financial disclosure items required by Form 10-Q, any material differences between the Corporation and ESH REIT are discussed separately herein.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this combined quarterly report on Form 10-Q. Such risks, uncertainties and other important factors include, but are not limited to:

•	changes in U.S. general and local economic activity and the impact of these changes on consumer demand for lodging and related services in general and for extended stay lodging in particular;

•	levels of spending in the business, travel and leisure industries, as well as consumer confidence;

•	increased competition and the over-building of hotels in our markets;

•	incidents or adverse publicity concerning our hotels or other extended stay hotels;

•	our ability to implement our business strategies profitably;

•	declines in occupancy and average daily rate;

•	our ability to retain the services of certain members of our management;

•	the ability of ESH REIT to qualify, and remain qualified, as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”);

•	actual or constructive ownership (including deemed ownership by virtue of certain attribution provisions under the Code) of Paired Shares (as defined herein) by investors who we do not control, which may cause ESH REIT to fail to meet the REIT income tests;

•	the availability of capital for renovations and future acquisitions;

•	the high fixed cost of hotel operations;

•	the seasonal and cyclical nature of the real estate and lodging businesses;

•	interruptions in transportation systems, which may result in reduced business or leisure travel;

•	events beyond our control, such as war, terrorist attacks, travel-related health concerns and natural disasters;

•	changes in distribution arrangements, such as those with internet travel intermediaries;

•	our ability to keep pace with improvements in technology utilized for reservations systems and other operating systems;

•	decreases in brand loyalty due to increasing use of internet reservation channels;

•	fluctuations in the supply and demand for hotel rooms;

•	changes in the tastes and preferences of our customers;

•	our ability to integrate and successfully operate any hotel properties acquired in the future and the risks associated with these hotel properties;

•	changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs or changes in interpretations thereof or increased taxes resulting from tax audits;

•	the cost of compliance with and liabilities under environmental, health and safety laws;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	increases in interest rates and operating costs;

•	our substantial indebtedness;

•	inadequate insurance coverage;

•	adverse litigation judgments or settlements; and

•	our status as a “controlled company.”

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

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
PROPERTY AND EQUIPMENT—Net of accumulated depreciation of $529,691 and $439,371	$4,107,888	$4,127,317
RESTRICTED CASH	157,893	47,339
CASH AND CASH EQUIVALENTS	18,739	60,457
INTANGIBLE ASSETS—Net of accumulated amortization of $5,127 and $4,440	32,343	33,030
GOODWILL	55,633	55,633
DEFERRED FINANCING COSTS—Net of accumulated amortization of $17,263 and $11,313	43,958	51,251
ACCOUNTS RECEIVABLE—Net of allowance for doubtful accounts of $2,088 and $1,404	32,503	21,566
OTHER ASSETS	56,458	53,094

TOTAL ASSETS	$4,505,415	$4,449,687

LIABILITIES AND EQUITY
LIABILITIES:
Mortgage loans payable	$2,519,843	$2,519,843
Term loan payable, net of discount of $1,868 and $0	373,132	—
Mezzanine loans payable	—	365,000
Revolving credit facilities	28,000	20,000
Redeemable preferred stock—$0.01 par value, $1,000 redemption value, 350,000,000 shares authorized, 21,202 shares issued and outstanding as of June 30, 2014 and December 31, 2013	21,202	21,202
Accounts payable and accrued liabilities	191,707	175,122
Deferred tax liabilities	8,376	7,312

Total liabilities	3,142,260	3,108,479

COMMITMENTS AND CONTINGENCIES (Note 10)
Equity:
Common stock—$0.01 par value, 3,500,000,000 shares authorized, 204,699,983 and 204,787,500 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	2,048	2,048
Additional paid in capital	776,591	772,359
Retained earnings (accumulated deficit)	28,263	(25,763)
Accumulated foreign currency translation	(2,916)	(4,068)

Total Extended Stay America, Inc. shareholders’ equity	803,986	744,576
Noncontrolling interests(1)	559,169	596,632

Total equity	1,363,155	1,341,208

TOTAL LIABILITIES AND EQUITY	$4,505,415	$4,449,687

(1)	Noncontrolling interests of Extended Stay America, Inc. include approximately 45% of ESH REIT’s common equity and 125 shares of ESH REIT preferred stock.

See accompanying notes to unaudited condensed consolidated and combined financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2014		2013	2014		2013
REVENUES:
Room revenues	$317,087		$288,772	$583,316		$541,577
Other hotel revenues	4,827		4,546	8,914		8,265
Management fees, license fees and other revenues	—		277	—		551

Total revenues	321,914		293,595	592,230		550,393

OPERATING EXPENSES:
Hotel operating expenses	147,241		134,907	289,128		263,088
General and administrative expenses	21,543		25,736	44,648		44,144
Depreciation and amortization	46,950		40,609	92,277		81,854
Managed property payroll expenses	—		184	—		380
Restructuring expenses	—		—	—		605
Acquisition transaction expenses	—		—	—		110
Impairment of long-lived assets	—		—	—		1,388

Total operating expenses	215,734		201,436	426,053		391,569
OTHER INCOME	65		13	271		16

INCOME FROM OPERATIONS	106,245		92,172	166,448		158,840
OTHER NON-OPERATING (INCOME) EXPENSE	(736)		—	1,779		—
INTEREST EXPENSE, NET	46,539		52,788	83,087		104,841

INCOME BEFORE INCOME TAX EXPENSE	60,442		39,384	81,582		53,999
INCOME TAX EXPENSE	14,158		1,845	19,217		2,543

NET INCOME	46,284		37,539	62,365		51,456
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3,048	)(1)	33	(8,339	)(1)	(438)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS OR MEMBERS	$43,236		$37,572	$54,026		$51,018

NET INCOME PER SHARE—BASIC	$0.21		$0.22	$0.27		$0.30

NET INCOME PER SHARE—DILUTED	$0.21		$0.22	$0.26		$0.30

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	203,458		170,444	203,380		170,405

WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	204,362		171,949	204,376		171,987

(1)	Noncontrolling interests of Extended Stay America, Inc. include approximately 45% of ESH REIT’s common equity and 125 shares of ESH REIT preferred stock.

See accompanying notes to unaudited condensed consolidated and combined financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
NET INCOME	$46,284	$37,539	$62,365	$51,456
FOREIGN CURRENCY TRANSLATION	2,055	(222)	1,888	(325)

COMPREHENSIVE INCOME	48,339	37,317	64,253	51,131
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3,778)	22	(9,075)	(453)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS OR MEMBERS	$44,561	$37,339	$55,178	$50,678

See accompanying notes to unaudited condensed consolidated and combined financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(In thousands)

(Unaudited)

	Members’ Capital	Retained Earnings	Accumulated Foreign Currency Translation	Total Members’ Equity	Noncontrolling Interests	Total Equity
BALANCE—January 1, 2013	$744,524	$5,010	$124	$749,658	$3,157	$752,815
Net income	—	51,018	—	51,018	438	51,456
Foreign currency translation	—	—	(340)	(340)	15	(325)
HVM owner distributions	—	—	—	—	(1,705)	(1,705)
ESH REIT preferred distributions	—	(8)	—	(8)	—	(8)
Equity-based compensation	2,748	—	—	2,748	—	2,748

BALANCE—June 30, 2013	$747,272	$56,020	$(216)	$803,076	$1,905	$804,981

	Common Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Foreign Currency Translation	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE—January 1, 2014	204,788	$2,048	$772,359	$(25,763)	$(4,068)	$744,576	$596,632	$1,341,208
Net income	—	—	—	54,026	—	54,026	8,339	62,365
Foreign currency translation	—	—	—		1,152	1,152	736	1,888
ESH REIT common stock distributions	—	—	—	—		—	(47,188)	(47,188)
ESH REIT preferred distributions	—	—	—	—	—	—	(8)	(8)
Equity-based compensation	(88)	—	4,232	—	—	4,232	658	4,890

BALANCE—June 30, 2014	204,700	$2,048	$776,591	$28,263	$(2,916)	$803,986	$559,169	$1,363,155

See accompanying notes to unaudited condensed consolidated and combined financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$62,365	$51,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	91,590	81,167
Foreign currency transaction loss	1,779	—
Amortization and write-off of deferred financing costs and debt discount	12,507	6,239
Amortization of intangible assets	687	687
Amortization of above-market ground leases	(68)	(68)
Loss on disposal of property and equipment	2,562	710
Impairment of long-lived assets	—	1,388
Equity-based compensation	4,890	2,748
Deferred income tax expense	1,064	887
Changes in assets and liabilities:
Accounts receivable, net	(10,936)	(10,571)
Other assets	(5,640)	3,659
Accounts payable and accrued liabilities	26,273	28,855

Net cash provided by operating activities	187,073	167,157

INVESTING ACTIVITIES:
Purchases of property and equipment	(85,737)	(78,602)
Increase in restricted cash	(110,551)	(93,235)
Proceeds from insurance recoveries	3,671	669
Decrease in cash collateral from insurance reserves	—	7,849

Net cash used in investing activities	(192,617)	(163,319)

FINANCING ACTIVITIES:
Principal payments on mortgage loans	—	(125)
Principal payments on mezzanine loans	(365,000)	—
Proceeds from term loan, net of discount	373,125	—
Payment of deferred financing costs	(5,207)	(298)
Proceeds from revolving credit facilities	180,000	—
Payments on revolving credit facilities	(172,000)	—
ESH REIT preferred distributions	(8)	(8)
Distributions to noncontrolling interests	(47,188)	(1,705)

Net cash used in financing activities	(36,278)	(2,136)

CHANGES IN CASH AND CASH EQUIVALENTS DUE TO CHANGES IN FOREIGN CURRENCY EXCHANGE RATES	104	(311)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(41,718)	1,391
CASH AND CASH EQUIVALENTS—Beginning of period	60,457	103,582

CASH AND CASH EQUIVALENTS—End of period	$18,739	$104,973

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$57,611	$87,473

Income tax payments—net of refunds of $179 and $489	$3,871	$732

NONCASH INVESTING ACTIVITY:
Capital expenditures included in accounts payable and accrued liabilities	$11,621	$6,801

See accompanying notes to unaudited condensed consolidated and combined financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 AND DECEMBER 31, 2013, AND FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2014 AND 2013

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

As of June 30, 2014 and December 31, 2013, the Company and ESH REIT owned and operated 681 hotel properties in operation in 44 U.S. states consisting of approximately 75,700 rooms and three hotels in Canada consisting of approximately 500 rooms. The majority of hotels are operated under the core brand name Extended Stay America. Three Canadian hotels operate under the brand name Extended Stay Canada; 47 hotels are operated under the brand name Crossland Economy Studios and two hotels are operated under the brand name Hometown Inn.

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

As of June 30, 2014, the public owns approximately 17.1% of the outstanding Paired Shares, while the Sponsors and senior management own approximately 82.9% of the outstanding Paired Shares.

Secondary Offering

On June 10, 2014, the Corporation and ESH REIT filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”) relating to a proposed secondary offering of 21,000,000 Paired Shares by certain selling stockholders (the “Selling Shareholders”). The underwriters will have a 30-day option from the date of the offering to purchase up to an additional 3,150,000 Paired Shares from the Selling Shareholders. Neither the Corporation nor ESH REIT will sell any Paired Shares in the offering and neither will receive proceeds from the offering. The Corporation and ESH REIT will, however, incur professional costs in connection with the offering. For the three and six months ended June 30, 2014, total costs incurred were approximately $0.9 million. The Selling Shareholders consist solely of entities affiliated with the Sponsors and do not include officers or directors of the Corporation or ESH REIT.

Basis of Consolidation and Combination

The accompanying unaudited condensed consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). References to the Company, its financial position, results of operations, comprehensive income, changes in equity and cash flows mean the Corporation and its consolidated subsidiaries, including the Operating Lessees, ESH Strategies, ESA Management and ESH REIT for the three and six months ended June 30, 2014, and to the Company’s predecessor, which includes ESH REIT’s predecessor, ESH Strategies and HVM (see Notes 2 and 9), for the three and six months ended June 30, 2013.

For the three and six months ended June 30, 2014, third party equity interests in ESH REIT consist of the shares of Class B common stock of ESH REIT, which represent approximately 45% of ESH REIT’s total common equity, and 125 shares of preferred stock of ESH REIT. These interests, which are not owned by the Corporation, are presented as noncontrolling interests in the accompanying condensed consolidated and combined financial statements.

For the three and six months ended June 30, 2013, third party equity interests in HVM, which represented all of HVM’s equity, were not owned by the Company and are presented as noncontrolling interests in the accompanying condensed consolidated and combined financial statements (see Notes 2 and 9). ESH REIT’s predecessor and ESH Strategies were entities under common ownership of substantially the same investment funds of the Sponsors and common management. The Sponsors reorganized ESH REIT’s predecessor and ESH Strategies as part of the Pre-IPO Transactions to effect the Offering. Since the Pre-IPO Transactions, which resulted in the entities becoming a consolidated group, were accounted for at historical cost, the Company’s predecessor financial information combines ESH REIT’s predecessor financial information with that of ESH Strategies.

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

The accompanying unaudited condensed consolidated and combined financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of June 30, 2014, the results of the Company’s operations and comprehensive income for the three and six months ended June 30, 2014 and 2013, changes in equity for the six months ended June 30, 2014 and 2013, and cash flows for the six months ended June 30, 2014 and 2013. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations, including the impact of our hotel reinvestment program.

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

Restricted Cash—Restricted cash consists of amounts held in cash management accounts and in escrows for the payment of hotel occupancy/sales taxes, property taxes and insurance, capital improvements, ground leases, operating expenses (including management fees and reimbursements) and mortgage debt service, all as required by ESH REIT’s mortgage loan agreement (see Note 6).

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

To the extent that a hotel property is impaired, the excess carrying amount of the hotel property over its estimated fair value is charged to operating earnings. Fair value is determined based upon the discounted cash flows of the hotel property, quoted market prices or independent appraisals, as considered necessary. The Company recognized impairment charges related to property and equipment of $0 for the three months ended June 30, 2014 and 2013, and $0 and approximately $1.4 million for the six months ended June 30, 2014 and 2013, respectively (see Note 4).

Variable Interest Entity— During the six months ended June 30, 2013, the Company held a variable interest in HVM, a separate, independently owned hotel management and administrative services company (see Note 9). The Company’s maximum exposure to loss as a result of its involvement with HVM was related to the need to secure alternative hotel management services and systems support if HVM were ever unable to fulfill its obligations under its management agreements with ESH REIT. The assets of HVM could not be used to settle obligations of the Company and the Company’s assets could not be used to settle obligations of HVM. For the six months ended June 30, 2013, the Company represented approximately 99.5% of the business conducted by HVM. The Company concluded that it was the primary beneficiary of HVM and, as a result, consolidated the results of operations, comprehensive income and cash flows of HVM for the six months ended June 30, 2013. Since the Company had no equity interest in HVM, the results of operations and members’ capital of HVM are reported as noncontrolling interests in the accompanying unaudited condensed consolidated and combined financial statements for the three and six months ended June 30, 2013. During the three and six months ended June 30, 2014, HVM no longer met the definition of a variable interest entity.

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

Recently Issued Accounting Standards

Contractual Revenue—In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which amends existing revenue recognition accounting standards. This update is based on the principle that revenue is recognized when an entity transfers goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated accounting standard also requires more detailed disclosure to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The updated accounting standard is effective for annual reporting periods beginning after December 15, 2016, and shall be applied using one of two retrospective application methods. Early adoption is not permitted. The Company is currently in the process of evaluating the impact of adoption of the updated accounting standard on its consolidated and combined financial statements, but does not expect its impact to be material.

Reporting Discontinued Operations—In April 2014, the FASB issued an accounting standards update which modified the definition of discontinued operations and requires that only disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results be reported as discontinued operations in the financial statements. This updated accounting standard is effective for all disposals (or classifications as held for sale) of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. The Company adopted this guidance as of January 1, 2014 and it did not have a material effect on the Company’s accompanying unaudited condensed consolidated and combined financial statements. This guidance is expected to result in reporting discontinued operations less frequently than the previous accounting standard.

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

As discussed in Note 1, in November 2013, the Company completed the Pre-IPO Transactions. For purposes of computing net income per share, it is assumed that the recapitalization of the Company had occurred for all periods presented and therefore the outstanding shares have been adjusted to reflect the conversion of shares that took place in contemplation of the Offering. Accordingly, the denominators in the computations of basic and diluted net income per share for the three and six months ended June 30, 2013, reflect the Company predecessor’s recapitalization.

The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
(in thousands, except per share data)
Numerator:
Net income available to common shareholders—basic	$43,236	$37,572	$54,026	$51,018
Net income available to controlling interests assuming conversion	(7)	(80)	(24)	(114)

Net income available to common shareholders—diluted	$43,229	$37,492	$54,002	$50,904

Denominator:
Weighted average number of shares outstanding—basic	203,458	170,444	203,380	170,405
Dilutive securities	904	1,505	996	1,582

Weighted average number of shares outstanding—diluted	204,362	171,949	204,376	171,987

Basic net income per share	$0.21	$0.22	$0.27	$0.30

Diluted net income per share	$0.21	$0.22	$0.26	$0.30

4. PROPERTY AND EQUIPMENT

Net investment in property and equipment as of June 30, 2014 and December 31, 2013, consists of the following (in thousands):

	June 30,	December 31,
	2014	2013
Hotel properties:
Land and site improvements	$1,349,209	$1,347,260
Building and improvements	2,870,452	2,839,454
Furniture, fixtures and equipment	399,365	362,022

Total hotel properties	4,619,026	4,548,736
Corporate furniture, fixtures and equipment	16,878	16,131
Undeveloped land parcel	1,675	1,821

Total cost	4,637,579	4,566,688

Less accumulated depreciation:
Hotel properties	(516,685)	(427,533)
Corporate furniture, fixtures and equipment	(13,006)	(11,838)

Total accumulated depreciation	(529,691)	(439,371)

Property and equipment—net	$4,107,888	$4,127,317

Substantially all of the hotel properties (680 of 684 hotel properties) are pledged as security for ESH REIT’s 2012 Mortgage Loan (see Note 6).

During the six months ended June 30, 2013, the Company, using Level 3 unobservable inputs, recognized an impairment charge of approximately $1.4 million in the accompanying unaudited condensed consolidated and combined statements of operations. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of revenues, expenses and related cash flows based on assumed long-term growth rates, demand trends, expected future capital expenditures and estimated discount rates. These assumptions were based on the Company’s historical data and experience, third-party appraisals, industry projections and micro and macro general economic condition projections.

5. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets and goodwill as of June 30, 2014 and December 31, 2013, consist of the following (dollars in thousands):

	June 30, 2014
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets:
Customer relationships	20 years	$26,800	$(5,000)	$21,800
Customer e-mail database	5 years	170	(127)	43

Total definite-lived intangible assets		26,970	(5,127)	21,843
Indefinite-lived intangible assets—trademarks		10,500	—	10,500

Total intangible assets		37,470	(5,127)	32,343
Goodwill		55,633	—	55,633

Total intangible assets and goodwill		$93,103	$(5,127)	$87,976

	December 31, 2013
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets:
Customer relationships	20 years	$26,800	$(4,330)	$22,470
Customer e-mail database	5 years	170	(110)	60

Total definite-lived intangible assets		26,970	(4,440)	22,530
Indefinite-lived intangible assets—trademarks		10,500	—	10,500

Total intangible assets		37,470	(4,440)	33,030
Goodwill		55,633	—	55,633

Total intangible assets and goodwill		$93,103	$(4,440)	$88,663

The remaining weighted-average amortization period remaining for definite-lived intangible assets was approximately 16 years as of June 30, 2014. Estimated future amortization expense for intangible assets is as follows (in thousands):

Years Ending December 31,
Remainder of 2014	$687
2015	1,366
2016	1,340
2017	1,340
2018	1,340
Thereafter	15,770

Total	$21,843

6. DEBT

Summary—The Company’s outstanding debt as of June 30, 2014 and December 31, 2013, is as follows (in thousands):

	June 30, 2014	December 31, 2013
Mortgage loans payable	$2,519,843	$2,519,843
Term loan payable, net of discount of $1,868	373,132	—
Mezzanine loans payable	—	365,000
Revolving credit facilities	28,000	20,000

Total debt	$2,920,975	$2,904,843

The Company’s outstanding debt as of June 30, 2014 and December 31, 2013, consists of the following (dollars in thousands):

		Outstanding Principal				Interest Rate
Loan	Stated Amount	June 30, 2014	December 31, 2013	Stated Interest Rate (2)		June 30, 2014	December 31, 2013	Maturity Date		Amortization
Mortgage loans
2012 Mortgage Loan — Component A	$350,000	$349,843	$349,843	LIBOR	(1) + 2.0547%	2.2057%	2.2227%	12/1/2014	(3)	Interest only
2012 Mortgage Loan — Component B	350,000	350,000	350,000	3.4047%		3.4047%	3.4047%	12/1/2017		Interest only
2012 Mortgage Loan — Component C	1,820,000	1,820,000	1,820,000	4.0547%		4.0547%	4.0547%	12/1/2019		Interest only
Term facility
2014 Term Loan (4)	375,000	373,132	—	LIBOR	(1)(5) + 4.25%	5.00%	N/A	6/24/2019		Interest only	(6)
Mezzanine loans payable
2012 Mezzanine A Loan	500,000	—	168,981	8.25%		N/A	8.25%	12/1/2019		Interest only
2012 Mezzanine B Loan	330,000	—	111,528	9.625%		N/A	9.625%	12/1/2019		Interest only
2012 Mezzanine C Loan	250,000	—	84,491	11.50%		N/A	11.50%	12/1/2019		Interest only
Revolving credit facilities
Corporation revolving credit facility	75,000	—	—	LIBOR	(1) + 3.75%	N/A	N/A	11/18/2016	(7)	Interest only
ESH REIT revolving credit facility	250,000	28,000	20,000	LIBOR	(1) + 3.0%	3.1533%	3.1646%	11/18/2016	(7)	Interest only

Total		$2,920,975	$2,904,843

(1)	London Interbank Offering Rate.
(2)	The Company is a counterparty to an interest rate cap on one-month LIBOR at 3.0% with a notional amount and maturity date the same as those of 2012 Mortgage Loan Component A.
(3)	ESH REIT has the option to extend the maturity date of Component A of the 2012 Mortgage Loan for up to three consecutive one-year periods, subject to limited conditions.
(4)	The 2014 Term Loan is presented net of an unamortized discount of $1,868 as of June 30, 2014.
(5)	The 2014 Term Loan includes a LIBOR floor of 0.75%.
(6)	There is no scheduled amortization on the 2014 Term Loan; however, subject to certain exceptions, mandatory prepayments are required up to 50% of Excess Cash Flow, based on ESH REIT’s Consolidated Leverage Ratio, as defined.
(7)	Each revolving credit facility is subject to a one-year extension option.

On June 23, 2014, using principally all of the net proceeds from its 2014 Term Loan, ESH REIT repaid the remaining outstanding balance of $365.0 million of its 2012 Mezzanine Loans. Repayment consisted of approximately $169.0 million of the 2012 Mezzanine A Loan, approximately $111.5 million of the 2012 Mezzanine B Loan and approximately $84.5 million of the 2012 Mezzanine C Loan. During the three and six months ended June 30, 2014, ESH REIT incurred approximately $9.4 million of debt extinguishment and other costs in connection with the 2012 Mezzanine Loan prepayments, consisting of prepayment penalties and other costs of approximately $4.3 million and the write-off of unamortized deferred financing costs of approximately $5.1 million. Debt extinguishment costs are included as a component of interest expense in the accompanying consolidated and combined statements of operations.

Mortgage and Mezzanine Loans

On November 30, 2012, ESH REIT entered into a $2.52 billion mortgage loan comprised of three components (the “2012 Mortgage Loan”) and three mezzanine loans totaling $1.08 billion (the “2012 Mezzanine Loans”). Monthly interest-only payments for the 2012 Mortgage Loan total approximately $7.8 million and are due on the first day of each calendar month.

Subsequent to the Offering, in the fourth quarter of 2013, ESH REIT repaid $715.0 million of the 2012 Mezzanine Loans. Repayment consisted of approximately $331.0 million of the 2012 Mezzanine A Loan, approximately $218.5 million of the 2012 Mezzanine B Loan and approximately $165.5 million of the 2012 Mezzanine C Loan. As discussed above, on June 23, 2014, using principally all of the net proceeds from its 2014 Term Loan, ESH REIT repaid the remaining outstanding balance of $365.0 million of the 2012 Mezzanine Loans.

The occurrence of a Mortgage Loan Event of Default, a Debt Yield Trigger Event (a Debt Yield, as defined, of less than 9.0%), or a Guarantor Bankruptcy triggers a Cash Trap Event, as defined. During the period of a Cash Trap Event, any excess cash flow, after all monthly requirements (including the payment of management fees and operating expenses) are fully funded, is held by the loan service agent as additional collateral for the 2012 Mortgage Loan. As of June 30, 2014, none of these events had occurred.

All receipts from 680 of 684 of ESH REIT’s hotel properties which serve as collateral for the 2012 Mortgage Loan are required to be deposited into a domestic cash management account (“CMA’’) for hotels in the U.S. and a Canadian CMA for hotels in Canada. Such CMAs are under the control of the loan service agent as specified by the terms of the mortgage loan agreement and cash management agreement and are, therefore, classified as restricted cash. Receipts are allocated to CMA subaccounts for hotel occupancy/goods and services sales taxes, property taxes, insurance, ground leases, operating expenses (including management fees and reimbursements), capital improvements and mortgage debt service. Funds in excess of a month’s Canadian waterfall requirements are converted to U.S. dollars and transferred to the domestic CMA. Funds in excess of a month’s domestic waterfall requirements are distributed to the Corporation and/or ESH REIT so long as no Cash Trap Event has occurred.

ESH REIT Term Facility

On June 23, 2014, ESH REIT entered into a $375.0 million term loan facility (the “2014 Term Loan”). ESH REIT used the term loan proceeds to repay the outstanding balance on its 2012 Mezzanine Loans of $365.0 million. Subject to certain conditions, the principal amount of the 2014 Term Loan may be increased from time to time up to an amount which would not cause the Consolidated Leverage Ratio, as defined, to exceed 5.25 to 1.0. The 2014 Term Loan matures on June 24, 2019 and bears interest at a rate equal to (i) LIBOR (subject to a floor of 0.75%) plus 4.25%, or (ii) a base rate (determined by reference to the highest of (1) prime lending rate, (2) the overnight federal funds rate plus 0.5%, or (3) the one-month adjusted LIBOR rate (subject to a floor of 0.75%) plus 1.0%) plus 3.25%. There is no scheduled amortization on the 2014 Term Loan; however, subject to certain exceptions, mandatory prepayments are required up to 50% of Excess Cash Flow, based on ESH REIT’s Consolidated Leverage Ratio, as defined.

As of June 30, 2014, the outstanding principal amount on the 2014 Term Loan was approximately $373.1 million, net of an unamortized discount of approximately $1.9 million.

Obligations under the 2014 Term Loan are primarily secured by a first-priority security interest in all assets of ESH REIT on a pari passu basis with obligations under the ESH REIT revolving credit facility, discussed below. The 2014 Term Loan may be repaid prior to its maturity, subject to the following prepayment penalties: (a) prior to June 24, 2015, a make whole premium equal to the sum of the present value at such date of all interest that would accrue on the portion of the loans being prepaid from such date to and including June 23, 2015, and an amount equal to 2.0% of the aggregate principal amount repaid; (b) on or after June 24, 2015 but prior to December 24, 2015, 2.0% of the aggregate principal amount repaid; and (c) on or after December 24, 2015 but prior to June 24, 2016, 1.0% of the aggregate principal amount repaid. Repayments on or after June 24, 2016 require no prepayment penalties.

During a Trigger Event, an Adjusted Trigger Event, a Default or an Event of Default, each as defined in the 2014 Term Loan, ESH will be restricted from making cash dividends, subject to certain exceptions. As of June 30, 2014, none of these events had occurred.

Revolving Credit Facilities

Corporation Revolving Credit Facility – On November 18, 2013, the Corporation entered into a $75.0 million revolving credit facility. On November 18, 2014, the borrowing availability under the facility will be reduced to $50.0 million. The facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same day notice, referred to as swingline loans, in an amount up to $20.0 million. The Corporation incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the outstanding amount under the facility and a fee of 3.875% on outstanding letters of credit due on the last day of each quarter. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (i) the prime lending rate, (ii) the overnight federal funds rate plus 0.5% or (iii) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.75% for base rate loans and 3.75% for LIBOR loans. There is no scheduled amortization under the facility and the facility matures on November 18, 2016, subject to a one-year extension option. As of June 30, 2014 and December 31, 2013, the Corporation had three letters of credit totaling approximately $24.9 million outstanding under this credit facility, an outstanding balance drawn of $0 and borrowing capacity available of approximately $50.1 million.

In order to avoid a Trigger Event or an Adjusted Trigger Event, as defined, the Corporation revolving credit facility requires a Debt Yield and an Adjusted Debt Yield, as defined, of at least 11.5% (with the requirement increasing to 12.0% on and after November 18, 2014), and, to avoid an Event of Default, a Consolidated Leverage Ratio, as defined, of no more than 9.0 to 1.0 (with the requirement decreasing to no more than 8.75 to 1.0 over the life of the facility) and a Debt Yield or Adjusted Debt yield of at least 9.0%. The occurrence of a Trigger Event or an Adjusted Trigger Event requires the Corporation to repay the outstanding facility balance and restricts its ability to draw additional proceeds. As of June 30, 2014, none of these events had occurred.

ESH REIT Revolving Credit Facility—On November 18, 2013, ESH REIT entered into a $250.0 million revolving credit facility. Subject to the satisfaction of certain criteria, ESH REIT is able to request to increase the facility to an amount up to $350.0 million at any time. The facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same day notice, referred to as swingline loans, in an amount up to $20.0 million. ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the outstanding amount under the facility and a fee of 3.125% on outstanding letters of credit due on the last day of each quarter. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (i) the prime lending rate, (ii) the overnight federal funds rate plus 0.5% or (iii) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.00% for base rate loans and 3.00% for LIBOR loans. There is no scheduled amortization under the facility and the facility matures on November 18, 2016, subject to a one-year extension option. As of June 30, 2014 and December 31, 2013, ESH REIT had no letters of credit outstanding under this credit facility, an outstanding balance drawn of $28.0 million and $20.0 million, respectively, and borrowing capacity available of $222.0 million and $230.0 million, respectively.

In order to avoid a Trigger Event or an Adjusted Trigger Event, as defined, the ESH REIT revolving credit facility requires a Debt Yield and an Adjusted Debt Yield, as defined, of at least 11.0% (with the requirement increasing to 11.5% on and after

November 18, 2014), and a Consolidated Leverage Ratio, as defined, of no more than 9.25 to 1.0 (with the requirement decreasing to no more than 9.0 to 1.0 over the life of the facility). The occurrence of a Trigger Event or an Adjusted Trigger Event requires ESH REIT to repay the outstanding facility balance and restricts its ability to draw additional proceeds. As of June 30, 2014, none of these events had occurred.

Future Maturities of Debt—The future maturities of debt as of June 30, 2014, are as follows (in thousands):

Years Ending December 31
Remainder of 2014	$349,843	(1)
2015	—
2016	28,000
2017	350,000
2018	—
Thereafter	2,193,132

Total	$2,920,975

(1)	Debt maturity includes three one-year extension options, subject to limited conditions.

Fair Value of Debt—As of June 30, 2014 and December 31, 2013, the estimated fair value of ESH REIT’s mortgage, mezzanine and term loans was approximately $2.9 billion and $2.8 billion, respectively. The estimated fair values of mortgage, mezzanine and term loans are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on ESH REIT’s mortgage, mezzanine and term loans (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available. As of June 30, 2014 and December 31, 2013, the estimated fair value of ESH REIT’s revolving credit facility is equal to its carrying value due to its short-term nature and frequent settlement.

7. MANDATORILY REDEEMABLE PREFERRED STOCK

The Corporation has authorized 350.0 million shares of preferred stock, par value $0.01 per share, of which 21,202 shares of mandatorily redeemable voting preferred stock were issued and outstanding as of June 30, 2014 and December 31, 2013. Dividends on the preferred shares are payable quarterly in arrears at a rate of 8.0% per year. With respect to dividend, distribution and liquidation rights, the 8.0% voting preferred stock ranks senior to the Corporation’s common stock. Holders of the 8.0% voting preferred stock are generally entitled to one vote for each share and will vote together with the Corporation common stock as a single class on all matters that the Corporation’s common shareholders are entitled to vote upon. On or after November 15, 2018, a holder of the 8.0% voting preferred stock has the right to require the Corporation to redeem in cash the 8.0% voting preferred stock at $1,000 per share plus any accumulated but unpaid dividends. On November 15, 2020, the Corporation shall mandatorily redeem all of the 8.0% voting preferred stock at $1,000 per share plus any accumulated but unpaid dividends.

Due to the fact that the outstanding preferred stock is mandatorily redeemable by the Corporation, it is classified as a liability on the accompanying unaudited condensed consolidated balance sheets. Dividends on the shares of mandatorily redeemable preferred stock are classified as interest expense on the accompanying unaudited condensed consolidated and combined statements of operations.

Fair Value of Mandatorily Redeemable Preferred Stock—As of June 30, 2014 and December 31, 2013, the estimated fair value of the Corporation’s mandatorily redeemable preferred stock was approximately $21.2 million and $20.9 million, respectively. The estimated fair value of the mandatorily redeemable preferred stock is determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads (Level 2 fair value measures).

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

While ESH REIT has historically distributed 100% of its taxable income, its intent, beginning in 2014, is to distribute approximately 95% of its taxable income. Accordingly, ESH REIT is subject to income taxes on approximately 5% of its taxable income. As a result, the Company has recorded deferred tax assets and liabilities to reflect the fact that an estimated 5% of ESH REIT’s future taxable income will be subject to tax. The majority of the net deferred tax asset balance relates to net operating loss carryforwards of ESH REIT that expire in 2032.

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

The Company recorded a provision for federal, state and foreign income taxes of approximately $14.2 million for the three months ended June 30, 2014, an effective rate of 23.4%, as compared with income tax expense of approximately $1.8 million for the three months ended June 30, 2013, an effective rate of 4.7%. The Company recorded a provision for federal, state and foreign income taxes of approximately $19.2 million for the six months ended June 30, 2014, an effective rate of 23.6%, as compared with income tax expense of approximately $2.5 million for the six months ended June 30, 2013, an effective rate of 4.7%. For the three and six months ended June 30, 2014 and 2013, the Company’s effective rate differed from the federal statutory rate of 35% primarily due to ESH REIT’s status as a REIT under the provisions of the Code. As previously discussed, beginning in 2014, approximately 55% of ESH REIT’s dividends are subject to corporate income tax.

The Company’s (and its predecessor entities’) income tax returns for the years 2010 to present are subject to examination by the Internal Revenue Service and other taxing authorities.

9. VARIABLE INTEREST ENTITY (HVM)

As discussed in Notes 1 and 2, the results of operations, comprehensive income and cash flows of HVM are consolidated in the Company’s accompanying unaudited condensed consolidated and combined financial statements for the three and six months ended June 30, 2013. As part of the Pre-IPO Transactions, ESA Management, a wholly-owned subsidiary of the Corporation, acquired all of the assets and assumed all of the liabilities of HVM for approximately $0.8 million; at that time, the existing management and service agreements were terminated and ESA Management entered into new management and service agreements with the Corporation, the Operating Lessees, ESH REIT and ESH Strategies. The unaudited condensed consolidated statements of operations of HVM for the three and six months ended June 30, 2013, the majority of which eliminated in consolidation, were as follows (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Revenues:
Management fee revenues	$17,586	$35,335
Reimbursement of payroll from managed properties	51,928	102,535

Total revenues	69,514	137,870
Operating expenses:
General and administrative expenses	17,395	32,941
Restructuring expenses	—	605
Managed property payroll expenses	51,928	102,535
Depreciation and amortization	362	725

Total operating expenses	69,685	136,806
Other income	12	13

Net (loss) income	$(159)	$1,077

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments—Rent expense on office and ground leases is recognized on a straight-line basis and was approximately $0.8 million for the three months ended June 30, 2014 and 2013, and approximately $1.5 million and $1.6 million for the six months ended June 30, 2014 and 2013, respectively. Ground lease expense is included in hotel operating expenses and office lease expense is included in general and administrative expenses in the accompanying unaudited condensed consolidated and combined statements of operations.

Other Commitments—The Company has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of its properties is located. The cost related to this commitment was approximately $0.1 million for the three months ended June 30, 2014 and 2013, and approximately $0.1 million for the six months ended June 30, 2014 and 2013, and is included in hotel operating expenses in the accompanying unaudited condensed consolidated and combined statements of operations.

Letters of Credit—As of June 30, 2014, the Company had three outstanding letters of credit issued by the Corporation that totaled approximately $24.9 million and are collateralized by the Corporation’s revolving credit facility.

Purchase Commitments—As of June 30, 2014, the Company had purchase commitments related to certain refurbishments to its hotel properties of approximately $15.6 million.

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

11. RESTRUCTURING

During the six months ended June 30, 2013, the Company and HVM initiated an operations restructuring which changed certain aspects of its property staffing model. No restructuring expenses were incurred during the three months ended June 30, 2013. Restructuring expenses incurred during the six months ended June 30, 2013 were approximately $0.6 million and consisted of personnel relocation, recruitment and separation payments.

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

Subsequent to the Offering, the fair value of equity-based awards on the date of grant is based on the closing price of a Paired Share on the date of grant. A portion of the grant-date fair value is allocated to a share of common stock of the Corporation and a portion is allocated to a share of Class B common stock of ESH REIT. Prior to the Offering, the fair value of equity-based awards on the date of grant was estimated using the Black-Scholes Merton model, using various assumptions regarding (a) the expected holding period, (b) the risk-free rate of return, (c) expected dividend yield on the underlying Profit Units, (d) the expected volatility in the fair value of the Company’s equity, and (e) a discount for lack of marketability, and was calculated based on the grant agreement terms, which included thresholds for internal rate of return and recovery of Holdings’ and Strategies Holdings’ members’ initial equity investments.

Equity-based compensation cost is recognized by amortizing the grant-date fair value of the equity-based awards, less estimated forfeitures, on a straight-line basis over the requisite service period of each award. Total recognized equity-based compensation was approximately $2.4 million and $1.3 million for the three months ended June 30, 2014 and 2013, respectively, and approximately $4.9 million and $2.7 million for the six months ended June 30, 2014 and 2013, respectively, and is included in general and administrative expenses in the accompanying unaudited condensed consolidated and combined statements of operations.

As of June 30, 2014, there was approximately $16.4 million of unrecognized compensation cost related to outstanding equity-based awards, which is expected to be recognized subsequent to June 30, 2014 over a weighted-average period of approximately 1.7 years. Total unrecognized compensation cost will be adjusted for future forfeitures.

Restricted stock award and restricted stock unit (collectively, “RSA/RSU”) activity during the six months ended June 30, 2014, was as follows:

	Number of RSAs/RSUs (in thousands)	Weighted- Average Grant-Date Fair Value per RSA/RSU
Outstanding RSAs/RSUs—December 31, 2013	1,933	$12.02
RSAs/RSUs granted	87	$25.01
RSAs/RSUs settled	(313)	$9.28
RSAs/RSUs forfeited	(91)	$6.58

Outstanding RSAs/RSUs—June 30, 2014(1)	1,616	$13.43

(1)	Outstanding RSAs/RSUs as of June 30, 2014 are unvested.

In December 2010, HVM entered into agreements designed to incentivize and retain certain operations personnel whose duties include the oversight of multiple hotel properties. The agreements provide participants future payment upon a change of control transaction, generally defined as a sale of the Company or a substantial portion of its assets or operations. In connection with the Pre-IPO Transactions, the Corporation assumed this liability upon its purchase of HVM’s net assets. In May 2014, the Corporation modified and settled the agreements with the majority of operations personnel, resulting in a gain of approximately $1.7 million for the three months ended June 30, 2014, which is included as a component of general and administrative expenses in the accompanying unaudited condensed consolidated and combined statements of operations. As of June 30, 2014 and December 31, 2013, approximately $0.3 million and $4.2 million, respectively, are included in accounts payable and accrued liabilities on the accompanying unaudited condensed consolidated balance sheets related to these agreements.

13. DEFINED CONTRIBUTION BENEFIT PLAN

HVM had a savings plan that qualified under Section 401(k) of the Code for all employees meeting the eligibility requirements of the plan, and the plan was transferred to ESA Management as part of the Pre-IPO Transactions. The plan has an employer-matching contribution of 50% of the first 6% of an employee’s contribution, which vests over an employee’s initial five-year service period. The plan also provides for contributions up to 100% of eligible employee pretax salary, subject to the Code’s annual deferral limit of $17,500 during 2014 and 2013. Employer contributions, net of forfeitures, totaled approximately $0.4 million for the three months ended June 30, 2014 and 2013, and approximately $0.8 million and $0.7 million for the six months ended June 30, 2014 and 2013, respectively.

14. SUBSEQUENT EVENTS

On July 31, 2014 the Board of Directors of ESH REIT declared a cash distribution of $0.15 per share on its Class A and Class B common stock with respect to the three months ended June 30, 2014. The dividend is payable on August 28, 2014 to shareholders of record as of August 14, 2014.

The Company completed the sale of its two Hometown Inn hotels on July 28, 2014. The total sales price for these hotel properties was approximately $3.5 million.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
PROPERTY AND EQUIPMENT—Net of accumulated depreciation of $515,280 and $426,479	$4,099,339	$4,119,939
RESTRICTED CASH	155,288	45,903
CASH AND CASH EQUIVALENTS	9,551	18,597
RENT RECEIVABLE FROM EXTENDED STAY AMERICA, INC.	43,509	992
DEFERRED RENT RECEIVABLE FROM EXTENDED STAY AMERICA, INC.	17,304	3,631
DUE FROM EXTENDED STAY AMERICA, INC.	—	25,828
GOODWILL	54,297	54,297
DEFERRED FINANCING COSTS—Net of accumulated amortization of $15,603 and $11,120	40,746	46,572
DEFERRED TAX ASSETS	3,207	3,207
OTHER ASSETS	20,784	9,366

TOTAL ASSETS	$4,444,025	$4,328,332

LIABILITIES AND EQUITY
LIABILITIES:
Mortgage loans payable	$2,519,843	$2,519,843
Term loan payable, net of discount of $1,868 and $0	373,132	—
Mezzanine loans payable	—	365,000
Revolving credit facility	28,000	20,000
Unearned rental revenue from Extended Stay America, Inc.	86,151	38,830
Due to Extended Stay America, Inc.	135,825	—
Accounts payable and accrued liabilities	57,636	57,158

Total liabilities	3,200,587	3,000,831

COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Common stock—Class A: $0.01 par value, 4,300,000,000 shares authorized, 250,303,494 and 250,295,833 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively; Class B: $0.01 par value, 7,800,000,000 shares authorized, 204,699,983 and 204,787,500 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	4,551	4,551
Additional paid in capital	1,238,957	1,336,154
Preferred stock—no par value, $1,000 liquidation value, 125 shares authorized, issued and outstanding as of June 30, 2014 and December 31, 2013	73	73
Retained earnings (accumulated deficit)	1,875	(9,617)
Accumulated foreign currency translation	(2,018)	(3,660)

Total equity	1,243,438	1,327,501

TOTAL LIABILITIES AND EQUITY	$4,444,025	$4,328,332

See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUES:
Rental revenues	$123,599	$—	$247,246	$—
Hotel room revenues	—	288,772	—	541,577
Other hotel revenues	—	4,546	—	8,265
Management fees and other revenues	—	332	—	654

Total revenues	123,599	293,650	247,246	550,496

OPERATING EXPENSES:
Hotel operating expenses	22,252	134,907	47,684	263,088
General and administrative expenses	4,541	25,619	9,527	43,997
Depreciation and amortization	46,050	40,609	90,082	81,854
Managed property payroll expenses	—	184	—	380
Trademark license fees	—	879	—	1,649
Restructuring expenses	—	—	—	605
Acquisition transaction expenses	—	—	—	110
Impairment of long-lived assets	—	—	—	1,388

Total operating expenses	72,843	202,198	147,293	393,071
OTHER INCOME	65	13	263	16

INCOME FROM OPERATIONS	50,821	91,465	100,216	157,441
OTHER NON-OPERATING (INCOME) EXPENSE	(894)	—	1,650	—
INTEREST EXPENSE, NET	44,726	52,788	79,430	104,841

INCOME BEFORE INCOME TAX EXPENSE	6,989	38,677	19,136	52,600
INCOME TAX EXPENSE	203	1,845	555	2,543

NET INCOME	6,786	36,832	18,581	50,057
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	33	—	(438)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS OR MEMBERS	$6,786	$36,865	$18,581	$49,619

NET INCOME PER SHARE:
Class A—Basic	$0.01	$0.10	$0.04	$0.13

Class A—Diluted	$0.01	$0.10	$0.04	$0.13

Class B—Basic	$0.01	$0.10	$0.04	$0.13

Class B—Diluted	$0.01	$0.10	$0.04	$0.13

WEIGHTED AVERAGE SHARES OUTSTANDING:
Class A—Basic	250,298	208,320	250,297	208,272
Class A—Diluted	250,298	208,320	250,297	208,272
Class B—Basic	203,458	170,444	203,380	170,405
Class B—Diluted	204,362	171,949	204,376	171,987
CASH DIVIDENDS PER COMMON SHARE:
Class A	$0.15	$—	$0.23	$—

Class B	$0.15	$—	$0.23	$—

See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
NET INCOME	$6,786	$36,832	$18,581	$50,057
FOREIGN CURRENCY TRANSLATION	1,628	(222)	1,642	(325)

COMPREHENSIVE INCOME	8,414	36,610	20,223	49,732
COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	22	—	(453)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS OR MEMBERS	$8,414	$36,632	$20,223	$49,279

See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(In thousands, except preferred stock share amounts)

(Unaudited)

	Members’ Capital	Retained Earnings	Foreign Currency Translation	Total Members’ Equity	Noncontrolling Interests	Total Equity
BALANCE—January 1, 2013	$740,649	$2,266	$124	$743,039	$3,157	$746,196
Net income	—	49,619	—	49,619	438	50,057
Foreign currency translation	—	—	(340)	(340)	15	(325)
HVM owner distributions	—	—	—	—	(1,705)	(1,705)
Preferred distributions	—	(8)	—	(8)	—	(8)
Equity-based compensation	2,748	—	—	2,748	—	2,748

BALANCE—June 30, 2013	$743,397	$51,877	$(216)	$795,058	$1,905	$796,963

	Common Stock			Additional Paid in Capital	Preferred Stock		Retained Earnings (Accumulated Deficit)	Accumulated Foreign Currency Translation	Total Equity
	Class A Shares	Class B Shares	Amount		Shares	Amount
BALANCE—January 1, 2014	250,296	204,788	$4,551	$1,336,154	125	$73	$(9,617)	$(3,660)	$1,327,501
Net income	—	—	—	—	—	—	18,581	—	18,581
Foreign currency translation	—	—	—	—	—	—	—	1,642	1,642
Issuance of common stock	7	—	—	138	—	—	—	—	138
Common stock distributions	—	—	—	(97,678)	—	—	(7,077)	—	(104,755)
Preferred distributions	—	—	—	—	—	—	(8)	—	(8)
Equity-based compensation	—	(88)	—	343	—	—	(4)	—	339

BALANCE—June 30, 2014	250,303	204,700	$4,551	$1,238,957	125	$73	$1,875	$(2,018)	$1,243,438

See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$18,581	$50,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	90,082	81,167
Foreign currency transaction loss	1,650	—
Amortization and write-off of deferred financing costs and debt discount	11,040	6,239
Amortization of intangible assets	—	687
Amortization of above-market ground leases	(68)	(68)
Loss on disposal of property and equipment	2,580	710
Impairment of long-lived assets	—	1,388
Equity-based compensation	339	2,748
Deferred income tax expense	—	887
Deferred straight-line rent from Extended Stay America, Inc.	(13,673)	—
Changes in assets and liabilities:
Accounts receivable, net	—	(10,571)
Rent receivable from Extended Stay America, Inc.	(42,517)	—
Due to/from Extended Stay America, Inc., net	38,416	—
Other assets	(13,697)	5,066
Unearned rental revenue from Extended Stay America, Inc.	47,321	—
Accounts payable and accrued liabilities	9,348	28,736

Net cash provided by operating activities	149,402	167,046

INVESTING ACTIVITIES:
Purchases of property and equipment	(82,298)	(78,602)
Increase in restricted cash	(109,385)	(93,235)
Proceeds from insurance recoveries	3,671	669
Decrease in cash collateral from insurance reserves	—	7,849

Net cash used in investing activities	(188,012)	(163,319)

FINANCING ACTIVITIES:
Principal payments on mortgage loans	—	(125)
Principal payments on mezzanine loans	(365,000)	—
Proceeds from term loan, net of discount	373,125	—
Payment of deferred financing costs	(5,207)	(298)
Proceeds from revolving credit facility	113,000	—
Payments on revolving credit facility	(105,000)	—
Net proceeds from Extended Stay America, Inc.	123,270	—
Common stock distributions	(104,755)	—
Issuance of common stock	138	—
Preferred distributions	(8)	(8)
Distributions to noncontrolling interests	—	(1,705)

Net cash provided by (used in) financing activities	29,563	(2,136)

CHANGES IN CASH AND CASH EQUIVALENTS DUE TO CHANGES IN FOREIGN CURRENCY EXCHANGE RATES	1	(311)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,046)	1,280
CASH AND CASH EQUIVALENTS—Beginning of period	18,597	103,303

CASH AND CASH EQUIVALENTS—End of period	$9,551	$104,583

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$56,390	$87,473

Income tax payments—net of refunds of $124 and $489	$52	$732

NONCASH INVESTING ACTIVITY:
Capital expenditures included in liabilities	$11,268	$6,801

See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 AND DECEMBER 31, 2013, AND FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2014 AND 2013

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

As of June 30, 2014 and December 31, 2013, ESH REIT and its subsidiaries owned 681 hotel properties in operation in 44 U.S. states consisting of approximately 75,700 rooms and three hotels in Canada consisting of approximately 500 rooms. For the six months ended June 30, 2014, the hotels were operated by subsidiaries of the Corporation (the “Operating Lessees”) pursuant to leases between ESH REIT and the Operating Lessees. For the six months ended June 30, 2013, the Operating Lessees were subsidiaries of ESH REIT, referred to as taxable REIT subsidiaries.

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

As of June 30, 2014, the public owns approximately 17.1% of the outstanding Paired Shares, while the Sponsors and senior management own approximately 82.9% of the outstanding Paired Shares. As of June 30, 2014, the Corporation owns 250,303,494 shares of ESH REIT’s Class A common stock; the Sponsors, current and former management and the public own 204,699,983 shares of ESH REIT’s Class B common stock, which are attached to and trade as a single unit with shares of the Corporation’s common stock.

Secondary Offering

On June 10, 2014, the Corporation and ESH REIT filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”) relating to a proposed secondary offering of 21,000,000 Paired Shares by certain selling stockholders (the “Selling Shareholders”). The underwriters will have a 30-day option from the date of the offering to purchase up to an additional 3,150,000 Paired Shares from the Selling Shareholders. Neither the Corporation nor ESH REIT will sell any Paired Shares in the offering and neither will receive proceeds from the offering. The Corporation and ESH REIT will, however, incur professional costs in connection with the offering. For the three and six months ended June 30, 2014, total costs incurred by ESH REIT were approximately $0.5 million. The Selling Shareholders consist solely of entities affiliated with the Sponsors and do not include officers or directors of the Corporation or ESH REIT.

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For the three and six months ended June 30, 2014, the consolidated results of operations of ESH REIT include the results of operations of ESH REIT and its subsidiaries, which do not include the Operating Lessees. Further, the results of operations of ESA Management, which now performs the management and administrative services previously performed by HVM, are not consolidated within ESH REIT’s results, as ESA Management is owned by the Corporation. For the three and six months ended June 30, 2013, the consolidated results of operations of ESH REIT include the results of operations of ESH REIT’s predecessor, ESH Hospitality LLC, and its subsidiaries, which included the Operating Lessees. Additionally, for the three and six months ended June 30, 2013, ESH REIT’s consolidated results of operations included the results of operations of HVM, a consolidated variable interest entity (see Notes 2 and 7). Third party equity interests in HVM, which represented all of HVM’s equity, were not owned by ESH REIT and are presented as noncontrolling interests.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly ESH REIT’s financial position as of June 30, 2014, the results of ESH REIT’s operations and comprehensive income for the three and six months ended June 30, 2014 and 2013, changes in equity for the six months ended June 30, 2014 and 2013, and cash flows for the six months ended June 30, 2014 and 2013. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations, including the impact of our hotel reinvestment program.

Use of Estimates—The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management used significant estimates to estimate the useful lives of tangible assets as well as the assessment of tangible and intangible assets, including goodwill, for impairment, and the grant-date fair value per Profit Unit (as defined in Note 11) related to equity-based compensation. Actual results could differ from those estimates.

Restricted Cash—Restricted cash consists of amounts held in cash management accounts and in escrows for the payment of hotel occupancy/sales taxes, property taxes and insurance, capital improvements, ground leases, operating expenses (including management fees and reimbursements) and mortgage debt service, all as required by ESH REIT’s mortgage loan agreement (see Note 5).

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

To the extent that a hotel property or group of hotel properties are impaired, the excess carrying amount over estimated fair value is charged to operating earnings. Fair value is determined based upon the discounted cash flows of the hotel property or group of hotel properties, quoted market prices or independent appraisals, as considered necessary. ESH REIT recognized impairment charges related to property and equipment of $0 for the three months ended June 30, 2014 and 2013, and $0 and approximately $1.4 million for the six months ended June 30, 2014 and 2013, respectively (see Note 4).

Revenue Recognition—Subsequent to the Pre-IPO Transactions, ESH REIT’s primary source of revenue is rental revenue derived from contractual lease obligations. ESH REIT records rental revenue on a straight-line basis as it is earned during the lease term. Rent receivable on the accompanying unaudited condensed consolidated balance sheets represents monthly rental amounts contractually due from the Operating Lessees. Deferred rent receivable on the accompanying unaudited condensed consolidated balance sheets represents the cumulative difference between straight-line rental revenue and rental revenue contractually due from the Operating Lessees. This amount, approximately $17.3 million as of June 30, 2014, is expected to be received in cash by October 2018.

Rent payments received prior to ESH REIT rendering services are recorded as unearned rental revenue on the accompany unaudited condensed consolidated balance sheets. With respect to contingent rental revenue, specifically percentage rental revenue related to Operating Lessee hotel revenue, rental revenue is recognized once services have been rendered (i.e., percentage rental revenue thresholds have been achieved) and such amounts are fixed and determinable.

Prior to the Pre-IPO Transactions, ESH REIT’s primary source of revenues was hotel room revenues. Hotel room revenues and other hotel revenues were recognized when services were provided. Amounts paid in advance by customers were recorded as deferred revenues and included in accounts payable and accrued liabilities. Other hotel revenues primarily consisted of revenues derived from guest laundry, pet fees and additional housekeeping. Occupancy, hotel and sales taxes collected from customers and remitted to the taxing authorities were excluded from revenues.

Variable Interest Entity—During the six months ended June 30, 2013, ESH REIT held a variable interest in HVM, a separate, independently owned hotel management and administrative services company (see Note 7). ESH REIT’s maximum exposure to loss as a result of its involvement with HVM was related to the need to secure alternative hotel management services and systems support if HVM were ever unable to fulfill its obligations under its management agreements with ESH REIT. The assets of HVM could not be used to settle obligations of ESH REIT and ESH REIT’s assets could not be used to settle obligations of HVM. For the six months ended June 30, 2013, ESH REIT represented approximately 99.2% of the business conducted by HVM. ESH REIT concluded that it was the primary beneficiary of HVM and, as a result, consolidated the results of operations, comprehensive income and cash flows of HVM for the six months ended June 30, 2013. Since ESH REIT had no equity interest in HVM, the results of operations and members’ capital of HVM are reported as noncontrolling interests in the accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2013. During the three and six months ended June 30, 2014, HVM no longer met the definition of a variable interest entity.

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

Recently Issued Accounting Standards

Contractual Revenue—In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which amends existing revenue recognition accounting standards (but does not apply to nor supersede accounting guidance for leases). This update is based on the principle that revenue is recognized when an entity transfers goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated accounting standard also requires more detailed disclosure to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The updated accounting standard is effective for annual reporting periods beginning after December 15, 2016, and shall be applied using one of two retrospective application methods. Early adoption is not permitted. ESH REIT is currently in the process of evaluating the impact of adoption of the updated accounting standard on its consolidated financial statements, but does not expect its impact to be material.

Reporting Discontinued Operations—In April 2014, the FASB issued an accounting standards update which modified the definition of discontinued operations and requires that only disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results be reported as discontinued operations in the financial statements. This updated accounting standard is effective for all disposals (or classifications as held for sale) of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. ESH REIT adopted this guidance as of January 1, 2014 and it did not have a material effect on ESH REIT’s accompanying unaudited condensed consolidated financial statements. This guidance is expected to result in reporting discontinued operations less frequently than the previous accounting standard.

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

As discussed in Note 1, in November 2013, ESH REIT completed the Pre-IPO Transactions. For purposes of computing net income per share, it is assumed that the recapitalization of ESH REIT had occurred for all periods presented and therefore the outstanding shares have been adjusted to reflect the conversion of shares that took place in contemplation of the Offering. Accordingly, the denominators in the computations of basic and diluted net income per share for the three and six months ended June 30, 2013, reflect ESH REIT’s predecessor’s recapitalization.

The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2014	2013	2014	2013
Numerator:
Class A:
Net income available to common shareholders—basic	$3,743	$20,397	$10,250	$27,463
Net loss available to controlling interests assuming conversion	(7)	(80)	(24)	(114)

Net income available to common shareholders—diluted	$3,736	$20,317	$10,226	$27,349

Class B:
Net income available to common shareholders—basic	$3,043	$16,468	$8,331	$22,156
Net loss available to controlling interests assuming conversion	7	80	24	114

Net income available to common shareholders—diluted	$3,050	$16,548	$8,355	$22,270

Denominator:
Class A:
Weighted average number of shares outstanding—basic and diluted	250,298	208,320	250,297	208,272
Class B:
Weighted average number of shares outstanding—basic	203,458	170,444	203,380	170,405
Dilutive securities	904	1,505	996	1,582

Weighted average number of shares outstanding—diluted	204,362	171,949	204,376	171,987

Basic net income per share—Class A	$0.01	$0.10	$0.04	$0.13

Diluted net income per share—Class A	$0.01	$0.10	$0.04	$0.13

Basic net income per share—Class B	$0.01	$0.10	$0.04	$0.13

Diluted net income per share—Class B	$0.01	$0.10	$0.04	$0.13

4. PROPERTY AND EQUIPMENT

Net investment in property and equipment as of June 30, 2014 and December 31, 2013, consists of the following (in thousands):

	June 30,	December 31,
	2014	2013
Hotel properties:
Land and site improvements	$1,349,085	$1,347,170
Building and improvements	2,870,450	2,839,452
Furniture, fixtures and equipment	393,409	357,975

Total hotel properties	4,612,944	4,544,597
Undeveloped land parcel	1,675	1,821

Total cost	4,614,619	4,546,418

Less accumulated depreciation	(515,280)	(426,479)

Property and equipment—net	$4,099,339	$4,119,939

Substantially all of the hotel properties (680 of 684 hotel properties) are pledged as security for ESH REIT’s 2012 Mortgage Loan (see Note 5).

During the six months ended June 30, 2013, ESH REIT, using Level 3 unobservable inputs, recognized an impairment charge of approximately $1.4 million in the accompanying unaudited condensed consolidated statements of operations. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of revenues, expenses and related cash flows based on assumed long-term growth rates, demand trends, expected future capital expenditures and estimated discount rates. These assumptions were based on ESH REIT’s historical data and experience, third-party appraisals, industry projections and micro and macro general economic condition projections.

5. DEBT

Summary—ESH REIT’s outstanding debt as of June 30, 2014 and December 31, 2013, is as follows (in thousands):

	June 30,	December 31,
	2014	2013
Mortgage loans payable	$2,519,843	$2,519,843
Term loans payable, net of discount of $1,868	373,132	—
Mezzanine loans payable	—	365,000
Revolving credit facility	28,000	20,000

Total debt	$2,920,975	$2,904,843

ESH REIT’s outstanding debt as of June 30, 2014 and December 31, 2013, consists of the following (dollars in thousands):

		Outstanding Principal			Interest Rate
Loan	Stated Amount	June 30, 2014	December 31, 2013	Stated Interest Rate (2)	June 30, 2014	December 31, 2013	Maturity Date		Amortization
Mortgage loans
2012 Mortgage Loan - Component A	$350,000	$349,843	$349,843	LIBOR(1) + 2.0547%	2.2057%	2.2227%	12/1/2014	(3)	Interest only
2012 Mortgage Loan - Component B	350,000	350,000	350,000	3.4047%	3.4047%	3.4047%	12/1/2017		Interest only
2012 Mortgage Loan - Component C	1,820,000	1,820,000	1,820,000	4.0547%	4.0547%	4.0547%	12/1/2019		Interest only
Term facility
2014 Term Loan(4)	375,000	373,132	—	LIBOR(1)(5) + 4.25%	5.00%	N/A	6/24/2019		Interest only(6)
Mezzanine loans payable
2012 Mezzanine A Loan	500,000	—	168,981	8.25%	N/A	8.25%	12/1/2019		Interest only
2012 Mezzanine B Loan	330,000	—	111,528	9.625%	N/A	9.625%	12/1/2019		Interest only
2012 Mezzanine C Loan	250,000	—	84,491	11.50%	N/A	11.50%	12/1/2019		Interest only
Revolving credit facility
ESH REIT revolving credit facility	250,000	28,000	20,000	LIBOR(1) + 3.0%	3.1533%	3.1646%	11/18/2016	(7)	Interest only

Total		$2,920,975	$2,904,843

(1)	London Interbank Offering Rate.
(2)	ESH REIT is a counterparty to an interest rate cap on one-month LIBOR at 3.0% with a notional amount and maturity date the same as those of 2012 Mortgage Loan Component A.
(3)	ESH REIT has the option to extend the maturity date of Component A of the 2012 Mortgage Loan for up to three consecutive one-year periods, subject to limited conditions.
(4)	The 2014 Term Loan is presented net of an unamortized discount of $1,868 as of June 30, 2014.
(5)	The 2014 Term Loan includes a LIBOR floor of 0.75%.
(6)	There is no scheduled amortization on the 2014 Term Loan; however, subject to certain exceptions, mandatory prepayments are required up to 50% of Excess Cash Flow, based on ESH REIT’s Consolidated Leverage Ratio, as defined.
(7)	The ESH REIT revolving credit facility is subject to a one-year extension option.

On June 23, 2014, using principally all of the net proceeds from its 2014 Term Loan, ESH REIT repaid the remaining outstanding balance of $365.0 million of its 2012 Mezzanine Loans. Repayment consisted of approximately $169.0 million of the 2012 Mezzanine A Loan, approximately $111.5 million of the 2012 Mezzanine B Loan and approximately $84.5 million of the 2012 Mezzanine C Loan. During the three and six months ended June 30, 2014, ESH REIT incurred approximately $9.4 million of debt extinguishment and other costs in connection with the 2012 Mezzanine Loan prepayments, consisting of prepayment penalties and other costs of approximately $4.3 million and the write-off of unamortized deferred financing costs of approximately $5.1 million. Debt extinguishment costs are included as a component of interest expense in the accompanying consolidated statements of operations.

Mortgage and Mezzanine Loans

On November 30, 2012, ESH REIT entered into a $2.52 billion mortgage loan comprised of three components (the “2012 Mortgage Loan”) and three mezzanine loans totaling $1.08 billion (the “2012 Mezzanine Loans”). Monthly interest-only payments for the 2012 Mortgage Loan total approximately $7.8 million and are due on the first day of each calendar month.

Subsequent to the Offering, in the fourth quarter of 2013, ESH REIT repaid $715.0 million of the 2012 Mezzanine Loans. Repayment consisted of approximately $331.0 million of the 2012 Mezzanine A Loan, approximately $218.5 million of the 2012 Mezzanine B Loan and approximately $165.5 million of the 2012 Mezzanine C Loan. As discussed above, on June 23, 2014, using principally all of the net proceeds from its 2014 Term Loan, ESH REIT repaid the remaining outstanding balance of $365.0 million of the 2012 Mezzanine Loans.

The occurrence of a Mortgage Loan Event of Default, a Debt Yield Trigger Event (a Debt Yield, as defined, of less than 9.0%), or a Guarantor Bankruptcy triggers a Cash Trap Event, as defined. During the period of a Cash Trap Event, any excess cash flow, after all monthly requirements (including the payment of management fees and operating expenses) are fully funded, is held by the loan service agent as additional collateral for the 2012 Mortgage Loan. As of June 30, 2014, none of these events had occurred.

All receipts from 680 of 684 of ESH REIT’s hotel properties which serve as collateral for the 2012 Mortgage Loan are required to be deposited into a domestic cash management account (“CMA’’) for hotels in the U.S. and a Canadian CMA for hotels in Canada. Such CMAs are under the control of the loan service agent as specified by the terms of the mortgage loan agreement and cash management agreement and are, therefore, classified as restricted cash. Receipts are allocated to CMA subaccounts for hotel occupancy/goods and services sales taxes, property taxes, insurance, ground leases, operating expenses (including management fees and reimbursements), capital improvements and mortgage debt service. Funds in excess of a month’s Canadian waterfall requirements are converted to U.S. dollars and transferred to the domestic CMA. Funds in excess of a month’s domestic waterfall requirements are distributed to the Corporation and/or ESH REIT so long as no Cash Trap Event has occurred.

ESH REIT Term Facility

On June 23, 2014, ESH REIT entered into a $375.0 million term loan facility (the “2014 Term Loan”). ESH REIT used the term loan proceeds to repay the outstanding balance on its 2012 Mezzanine Loans of $365.0 million. Subject to certain conditions, the principal amount of the 2014 Term Loan may be increased from time to time up to an amount which would not cause the Consolidated Leverage Ratio, as defined, to exceed 5.25 to 1.0. The 2014 Term Loan matures on June 24, 2019 and bears interest at a rate equal to (i) LIBOR (subject to a floor of 0.75%) plus 4.25%, or (ii) a base rate (determined by reference to the highest of (1) prime lending rate, (2) the overnight federal funds rate plus 0.5%, or (3) the one-month adjusted LIBOR rate (subject to a floor of 0.75%) plus 1.0%) plus 3.25%. There is no scheduled amortization on the 2014 Term Loan; however, subject to certain exceptions, mandatory prepayments are required up to 50% of Excess Cash Flow, based on ESH REIT’s Consolidated Leverage Ratio, as defined.

As of June 30, 2014, the outstanding principal amount on the 2014 Term Loan was approximately $373.1 million, net of an unamortized discount of approximately $1.9 million

Obligations under the 2014 Term Loan are primarily secured by a first-priority security interest in all of the assets of ESH REIT on a pari passu basis with obligations under the ESH REIT revolving credit facility, discussed below. The 2014 Term Loan may be repaid prior to its maturity, subject to the following prepayment penalties: (a) prior to June 24, 2015, a make whole premium equal to the sum of the present value at such date of all interest that would accrue on the portion of the loans being prepaid from such date to and including June 23, 2015, and an amount equal to 2.0% of the aggregate principal amount prepaid; (b) on or after June 24, 2015 but on or prior to December 24, 2015, 2.0% of the aggregate principal amount repaid; and (c) on or after December 24, 2015 but prior to June 24, 2016, 1.0% of the aggregate principal amount repaid. Repayments on or after June 24, 2016 require no prepayment penalties.

During a Trigger Event, an Adjusted Trigger Event, a Default or an Event of Default, each as defined in the 2014 Term Loan, ESH will be restricted from making cash dividends, subject to certain exceptions. As of June 30, 2014, none of these events had occurred.

Revolving Credit Facility

On November 18, 2013, ESH REIT entered into a $250.0 million revolving credit facility. Subject to the satisfaction of certain criteria, ESH REIT is able to request to increase the facility to an amount up to $350.0 million at any time. The facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same day notice, referred to as swingline loans, in an amount up to $20.0 million. ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the outstanding amount under the facility and a fee of 3.125% on outstanding letters of credit due on the last day of each quarter. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (i) the prime lending rate, (ii) the overnight federal funds rate plus 0.5% or (iii) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.00% for base rate loans and 3.00% for LIBOR loans. There is no scheduled amortization under the facility and the facility matures on November 18, 2016, subject to a one-year extension option. As of June 30, 2014 and December 31, 2013, ESH REIT had no letters of credit outstanding under this credit facility, an outstanding balance drawn of $28.0 million and $20.0 million, respectively, and borrowing capacity available of $222.0 million and $230.0 million, respectively.

In order to avoid a Trigger Event or an Adjusted Trigger Event, as defined, the ESH REIT revolving credit facility requires a Debt Yield and an Adjusted Debt Yield, as defined, of at least 11.0% (with the requirement increasing to 11.5% on and after November 18, 2014), and a Consolidated Leverage Ratio, as defined, of no more than 9.25 to 1.0 (with the requirement decreasing to no more than 9.0 to 1.0 over the life of the facility). The occurrence of a Trigger Event or an Adjusted Trigger Event requires ESH REIT to repay the outstanding facility balance and restricts its ability to draw additional proceeds. As of June 30, 2014, none of these events had occurred.

Future Maturities of Debt—The future maturities of debt as of June 30, 2014, are as follows (in thousands):

Years Ending
December 31
Remainder of 2014	349,843	(1)
2015	—
2016	28,000
2017	350,000
2018	—
Thereafter	2,193,132

Total	$2,920,975

(1)	Debt maturity includes three one-year extension options, subject to limited conditions.

Fair Value of Debt—As of June 30, 2014 and December 31, 2013, the estimated fair value of ESH REIT’s mortgage, mezzanine and term loans was approximately $2.9 billion and $2.8 billion, respectively. The estimated fair values of mortgage, mezzanine and term loans are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on ESH REIT’s mortgage, mezzanine and term loans (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available. As of June 30, 2014 and December 31, 2013, the estimated fair value of ESH REIT’s revolving credit facility is equal to its carrying value due to its short-term nature and frequent settlement.

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

ESH REIT recorded a provision for federal, state and foreign income taxes of approximately $0.2 million for the three months ended June 30, 2014, an effective rate of 2.9%, as compared with income tax expense of approximately $1.8 million for the three months ended June 30, 2013, an effective rate of 4.8%. ESH REIT recorded a provision for federal, state and foreign income taxes of approximately $0.6 million for the six months ended June 30, 2014, an effective rate of 2.9%, as compared with income tax expense of approximately $2.5 million for the six months ended June 30, 2013, an effective rate of 4.8%. For the three and six months ended June 30, 2014 and 2013, ESH REIT’s effective rate differed from the federal statutory rate of 35% primarily due to its status as a REIT under the provisions of the Code. As previously discussed, beginning in 2014, ESH REIT expects to be subject to income taxes on approximately 5% of its taxable income.

ESH REIT’s (and its predecessor entities’) income tax returns for the years 2010 to present are subject to examination by the Internal Revenue Service and other taxing authorities.

7. VARIABLE INTEREST ENTITY (HVM)

As discussed in Notes 1 and 2, the results of operations, comprehensive income and cash flows of HVM are consolidated in ESH REIT’s accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2013. As part of the Pre-IPO Transactions, ESA Management, a wholly-owned subsidiary of the Corporation, acquired all of the assets and assumed all of the liabilities of HVM; at that time, the existing management and service agreements were terminated and ESA Management entered into new management and service agreements with the Corporation, the Operating Lessees, ESH REIT and ESH Strategies. The unaudited condensed consolidated statements of operations of HVM for the three and six months ended June 30, 2013, the majority of which eliminated in consolidation, were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2013	2013
Revenues:
Management fee revenues	$17,586	$35,335
Reimbursement of payroll from managed properties	51,928	102,535

Total revenues	69,514	137,870
Operating expenses:
General and administrative expenses	17,395	32,941
Restructuring expenses	—	605
Managed property payroll expenses	51,928	102,535
Depreciation and amortization	362	725

Total operating expenses	69,685	136,806
Other income	12	13

Net (loss) income	$(159)	$1,077

8. RELATED PARTY TRANSACTIONS

Shared Overhead Costs— For the three and six months ended June 30, 2014 (and all periods subsequent to the Pre-IPO Transactions), ESA Management incurred costs under a services agreement with ESH REIT for certain overhead services performed on ESH REIT’s behalf. The services relate to executive management (including Chief Executive Officer, Chief Financial Officer and Chief Legal Officer), accounting, financial analysis, training and technology. For the three and six months ended June 30, 2014, ESH REIT incurred expenses of approximately $2.1 million and $3.7 million, respectively, related to these shared costs, which are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Trademark Fees— ESH Strategies is the owner of the trademarks, “Extended Stay America, “Crossland Economy Studios,” and “Hometown Inn” and prior to the Pre-IPO Transactions, licensed the use of the trademarks to ESH REIT’s subsidiaries, the Operating Lessees. The agreements provided for a trademark fee of 0.3% of revenues. Trademark fees under these agreements were approximately $0.9 million and $1.6 million, respectively, for the three and six months ended June 30, 2013.

Working Capital— As of June 30, 2014, ESH REIT had an outstanding net payable of approximately $135.8 million due to the Corporation and its subsidiaries. This amount consists of monthly hotel receipts deposited into ESH REIT’s CMA accounts which were swept into the Corporation’s unrestricted cash accounts at the beginning of July 2014 and certain disbursements made by ESA Management on behalf of ESH REIT in the ordinary course of business which will be repaid within 60 days. As of December 31, 2013, ESH REIT had an outstanding net receivable of approximately $25.8 million due from the Corporation and its subsidiaries. This amount included a receivable due from the Corporation and its subsidiaries outstanding at the time of the Pre-IPO Transactions, which accrued interest at 5.0% per annum, offset by a payable due to the Corporation and its subsidiaries which occurred subsequent to the Pre-IPO Transactions.

Operating Leases— Since ESH REIT records rental revenue with respect to the operating leases on a straight-line basis, approximately $17.3 million and $3.6 million, respectively, are recorded as deferred rent receivable in the accompanying unaudited condensed consolidated balance sheets. Deferred rent receivable is expected to be collected by October 2018.

As of June 30, 2014, ESH REIT recorded unearned rental revenue related to contingent rent payments defined in the operating leases (estimated percentage rental revenue payments for which minimum thresholds had yet to be achieved) of approximately $86.2 million, of which approximately $43.5 million was outstanding and included as rent receivable on the accompanying unaudited condensed consolidated balance sheets. As of December 31, 2013, because all minimum thresholds had been achieved, no unearned contingent rental revenue existed.

As of June 30, 2014, ESH REIT had no unearned rental revenue related to prepaid minimum rents. As of December 31, 2013, ESH REIT recorded unearned rental revenue related to prepaid minimum rents of approximately $38.8 million, which related to January 2014 minimum rent payments.

9. COMMITMENTS AND CONTINGENCIES

Lease Commitments— Rent expense on ground leases is recognized on a straight-line basis and was approximately $0.4 million for the three months ended June 30, 2014 and 2013, and approximately $0.8 million for the six months ended June 30, 2014 and 2013. Ground lease expense is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.

Other Commitments—ESH REIT has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of its properties is located. The cost related to this commitment was approximately $0.1 million for the three months ended June 30, 2014 and 2013, and approximately $0.1 million for the six months ended June 30, 2014 and 2013, and is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.

Purchase Commitments—As of June 30, 2014, ESH REIT had purchase commitments related to certain refurbishments to its hotel properties of approximately $15.6 million.

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

10. RESTRUCTURING

During the six months ended June 30, 2013, the Operating Lessees and HVM initiated an operations restructuring which changed certain aspects of the Operating Lessees’ property staffing model. No restructuring expenses were incurred during the three months ended June 30, 2013. Restructuring expenses incurred during the six months ended June 30, 2013 were approximately $0.6 million and consisted of personnel relocation, recruitment and separation payments.

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

Subsequent to the Offering, the fair value of equity-based awards on the date of grant is based on the closing price of a Paired Share on the date of grant. A portion of the grant-date fair value is allocated to a share of common stock of the Corporation and a portion is allocated to a share of Class B common stock of ESH REIT. Prior to the Offering, the fair value of equity-based awards on the date of grant was estimated using the Black-Scholes Merton model, using various assumptions regarding (a) the expected holding period, (b) the risk-free rate of return, (c) expected dividend yield on the underlying Profit Units, (d) the expected volatility in the fair value of ESH REIT’s and ESH Strategies’ equity, and (e) a discount for lack of marketability, and was calculated based on the grant agreement terms, which included thresholds for internal rate of return and recovery of Holdings’ and Strategies Holdings’ members’ initial equity investments.

Equity-based compensation cost is recognized by amortizing the grant-date fair value of the equity-based awards, less estimated forfeitures, on a straight-line basis over the requisite service period of each award. Total recognized equity-based compensation was approximately $0.5 million (which includes approximately $0.4 million due to the Corporation) and $1.3 million for the three months ended June 30, 2014 and 2013, respectively, and approximately $1.0 million (which includes approximately $0.7 million due to the Corporation) and $2.7 million for the six months ended June 30, 2014 and 2013, respectively, and is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

As of June 30, 2014, there was approximately $1.7 million of unrecognized compensation cost related to outstanding equity-based awards, which is expected to be recognized subsequent to June 30, 2014 over a weighted-average period of approximately 1.4 years. Total unrecognized compensation cost will be adjusted for future forfeitures.

Restricted stock award and restricted stock unit (collectively, “RSA/RSU”) activity during the six months ended June 30, 2014, was as follows:

		Weighted-
		Average
	Number of	Grant-Date
	RSAs/RSUs	Fair Value
	(in thousands)	per RSA/RSU
Outstanding RSAs/RSUs—December 31, 2013	1,583	$9.35
RSAs/RSUs granted	—	$—
RSAs/RSUs settled	(306)	$9.28
RSAs/RSUs forfeited	(91)	$6.58

Outstanding RSAs/RSUs—June 30, 2014(1)	1,186	$9.49

(1)	Outstanding RSAs/RSUs as of June 30, 2014 are unvested.

As of June 30, 2014, the Corporation had issued a total of 430,165 restricted stock (i.e., Paired Share) units under which ESH REIT is a counterparty and will issue, and be compensated in cash for, 430,165 shares of Class B common stock of ESH REIT in future periods.

12. DEFINED CONTRIBUTION BENEFIT PLAN

HVM had a savings plan that qualified under Section 401(k) of the Code for all employees meeting the eligibility requirements of the plan, and the plan was transferred to ESA Management as part of the Pre-IPO Transactions. The plan had an employer-matching contribution of 50% of the first 6% of an employee’s contribution, which vested over an employee’s initial five-year service period. The plan also provided for contributions up to 100% of eligible employee pretax salary, subject to the Code’s annual deferral limit of $17,500 during 2013. Employer contributions, net of forfeitures, totaled approximately $0.4 million and $0.7 million for the three and six months ended June 30, 2013, respectively.

13. SUBSEQUENT EVENTS

On July 31, 2014 the Board of Directors of ESH REIT declared a cash distribution of $0.15 per share on its Class A and Class B common stock with respect to the three months ended June 30, 2014. The dividend is payable on August 28, 2014 to shareholders of record as of August 14, 2014.

ESH REIT completed the sale of its two Hometown Inn hotels on July 28, 2014. The total sales price for these hotel properties was approximately $3.5 million.

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

Background and Certain Defined Terms

On November 18, 2013, Extended Stay America, Inc. (the “Corporation”) and its controlled subsidiary, ESH Hospitality, Inc. (“ESH REIT”), completed their initial public offering (the “Offering”) of Paired Shares (as defined below). Just prior to the Offering, we completed the Pre-IPO Transactions, which restructured and reorganized the existing business in contemplation of the Offering. Unless otherwise indicated or the context requires:

•	Company. Subsequent to the Pre-IPO Transactions, the term “Company” refers to the Corporation, ESH REIT and their subsidiaries considered as a single enterprise. Prior to the Pre-IPO Transactions, the term “Company” refers to ESH REIT, ESH Strategies (as defined below), HVM (as defined below) and their subsidiaries considered as a single enterprise.

•	Corporation. The term “Corporation” refers to Extended Stay America, Inc., a Delaware corporation, and its subsidiaries (excluding ESH REIT and its subsidiaries), which include the Operating Lessees (as defined below), ESH Strategies (as defined below) and ESA Management (as defined below). The Corporation controls ESH REIT through its ownership of ESH REIT’s Class A common stock, which represents approximately 55% of the outstanding common stock of ESH REIT.

•	ESH REIT. Subsequent to the Pre-IPO Transactions, the term “ESH REIT” refers to ESH Hospitality, Inc., a Delaware corporation that has elected to be taxed as a REIT, and its subsidiaries. Prior to the Pre-IPO Transactions, the term “ESH REIT” refers to ESH Hospitality LLC, a Delaware limited liability company that elected to be taxed as a REIT, and its subsidiaries, which prior to the Pre-IPO Transactions, included three taxable REIT subsidiaries (the “Operating Lessees”) and HVM (as defined below), a consolidated variable interest entity. ESH REIT is a majority-owned subsidiary of the Corporation. Prior to the Pre-IPO Transactions, ESH REIT was indirectly owned by the Sponsors (as defined below).

•	ESH Strategies. The term “ESH Strategies” refers to ESH Hospitality Strategies LLC, a Delaware limited liability company, and its subsidiaries. ESH Strategies owns the intellectual property related to our business and is a wholly-owned subsidiary of the Corporation. Prior to the Pre-IPO Transactions, ESH Strategies was indirectly owned by the Sponsors (as defined below).

•	ESA Management and HVM. The term “ESA Management” refers to ESA Management LLC, a Delaware limited liability company, and its subsidiaries. ESA Management manages the leased hotel properties on behalf of the Operating Lessees, and is a wholly-owned subsidiary of the Corporation. ESH REIT leases its hotel properties to the Operating Lessees. Prior to the Pre-IPO Transactions, the Operating Lessees engaged HVM LLC (“HVM”) as an eligible independent contractor within the meaning of Section 856(d)(9) of the Internal Revenue Code of 1986, as amended (the “Code”), to manage the leased hotel properties on their behalf.

•	Paired Shares. The term “Paired Shares” means the shares of common stock, par value $0.01 per share, of the Corporation together with the shares of Class B common stock, par value $0.01 per share, of ESH REIT, which are attached and trade as a single unit.

•	Sponsors. The term “Sponsors” collectively refers to Centerbridge Partners, L.P., Paulson & Co. Inc. and the Blackstone Group, L.P. and their affiliates.

For ease of presentation:

•	When we refer to our ownership of hotel properties, we are referring to the hotel properties owned by subsidiaries of ESH REIT.

•	When we refer to the management and operation of our hotel properties, we are referring to the management of hotel properties by ESA Management subsequent to the Pre-IPO Transactions, and the management of hotel properties by HVM prior to the Pre-IPO Transactions.

•	When we refer to our brands, we are referring to intellectual property related to our business owned by ESH Strategies.

•	When we refer to our management team, our executives or officers, we are referring to the management team (and executives and officers) of the Corporation and ESH REIT. Prior to the Pre-IPO Transactions, when we refer to our management team, our executives or officers, we are referring to HVM’s management team (and executives and officers).

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

“RevPAR” or “revenue per available room” means the product of average daily rate multiplied by the average daily occupancy achieved for a hotel or group of hotels in a given period. RevPAR does not include other ancillary revenues, such as food and beverage revenues, or parking, telephone or other guest service revenues generated by a hotel.

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

Overview

We are the largest owner/operator of company-branded hotels in North America. Our business operates in the extended stay lodging industry, and as of June 30, 2014, we own and operate 684 hotel properties comprising approximately 76,200 rooms located in 44 states across the United States and in Canada. We own and operate 632 of our hotels under the core brand, Extended Stay America, which serves the mid-price extended stay segment, and accounts for approximately half of the segment by number of rooms in the United States. In addition, we own and operate three Extended Stay Canada hotels, 47 hotels in the economy extended stay segment under the Crossland Economy Studios brand and two hotels in the economy extended stay segment under the Hometown Inn brand.

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

Understanding Our Results of Operations—The Company

Revenues and Expenses. The Company’s revenues are derived from the operation of our hotels. Hotel operating expenses account for the largest portion of the Company’s operating expenses and reflect ongoing operating expenses associated with the ownership and management of our hotels. The following table presents the components of the Company’s revenues as a percentage of our total revenues for the six months ended June 30, 2014:

Percentage of 2014 Year to Date Revenues

•     Room revenues. Room revenues are driven primarily by ADR and occupancy. Pricing policy and the customer mix of a hotel are significant drivers of ADR. Due to our high occupancy levels, our current focus is on increasing RevPAR by increasing ADR. For the six months ended June 30, 2014, we experienced RevPAR growth of approximately 7.3% due to the collective impact of our hotel reinvestment program, upgraded operational practices, investments in marketing and brand awareness and focus on service excellence. We believe our continued focus on these initiatives will drive continued RevPAR growth at or above the level of our competitive set for at least the remainder of 2014.

98.5%
• Other hotel revenues. Other hotel revenues include ancillary revenues such as laundry revenues, vending commissions, additional housekeeping fees and pet charges. Occupancy and the customer mix of a hotel, as well as the number of guests that have long-term stays, are the key drivers of other hotel revenues.	1.5%

The following table presents the components of the Company’s operating expenses as a percentage of our total operating expenses for the six months ended June 30, 2014:

Percentage of 2014 Year to Date Operating Expenses

•    Hotel operating expenses. Hotel operating expenses include all expenses associated with operating our hotels. These costs, although primarily fixed in nature, do have some variable components. Those that are relatively fixed include payroll expense, real estate taxes and property insurance expense. Occupancy is a key driver of expenses that have a high degree of variability such as room supplies expense and utility expense. Other variable expenses include marketing costs, hotel reservations expense and commissions expense. We experienced an increase in hotel operating expenses of approximately $26.0 million for the six months ended June 30, 2014, due mainly to increases in marketing costs and hotel reservations expense, as well as utilities expense, property damage claims, real estate tax expense and the loss on disposal of assets.

67.9%
• General and administrative expenses. General and administrative expenses include expenses associated with corporate overhead. These costs consist primarily of compensation expense of our corporate staff and professional fees, including consulting, audit, tax and legal fees.	10.5%
• Depreciation and amortization. Depreciation and amortization is a non-cash charge that relates primarily to the acquisition and related usage of hotels and other property and equipment.	21.6%

Understanding Our Results of Operations—ESH REIT

For the three and six months ended June 30, 2014, ESH REIT’s consolidated results of operations reflect ESH REIT’s sole source of revenue, rental revenues earned under its operating leases, which are no longer eliminated in consolidation due to the fact that ESH REIT no longer owns the Operating Lessees. ESH REIT’s consolidated results of operations reflect only those hotel operating expenses directly related to ownership of the hotels, such as real estate taxes and property insurance expense and do not include hotel operating expenses incurred by the Operating Lessees. For the three and six months ended June 30, 2014, ESA Management, a wholly-owned subsidiary of the Corporation, managed the hotel properties.

For the three and six months ended June 30, 2013, ESH REIT’s consolidated results of operations reflected room and other hotel revenues, as rental revenues and expenses with respect to the operating leases between ESH REIT and its previously owned subsidiaries, the Operating Lessees, eliminated in consolidation since the Operating Lessee’s results of operations were owned by ESH REIT. Further, for the three and six months ended June 30, 2013, ESH REIT’s consolidated results of operations reflected all hotel operating expenses. For the three and six months ended June 30, 2013, HVM managed the hotel properties pursuant to management agreements with the Operating Lessees. ESH REIT held a variable interest in HVM and consolidated the results of operations of HVM, including the management fees earned by HVM.

Revenues. ESH REIT’s rental revenues are generated from leasing the hotel properties to the Operating Lessees. Rental revenues consist of fixed minimum rental payments plus specified percentages of hotel room revenues earned by the Operating Lessees over designated hotel room revenue thresholds.

Expenses. The following table presents the components of ESH REIT’s operating expenses as a percentage of ESH REIT’s total operating expenses for the six months ended June 30, 2014:

Percentage of 2014 Year to Date Operating Expenses
• Hotel operating expenses. ESH REIT’s hotel operating expenses include expenses directly related to ownership of the hotels, such as real estate taxes and property insurance expense.	32.4%
• General and administrative expenses. General and administrative expenses include overhead expenses incurred directly by ESH REIT and administrative service costs reimbursable to ESA Management.	6.5%
• Depreciation and amortization. Depreciation and amortization is a non-cash charge that relates primarily to the acquisition and related usage of hotels and other property and equipment.	61.1%

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

For the three and six months ended June 30, 2014, the unaudited condensed consolidated financial statements of the Company include the financial position, results of operations, comprehensive income, changes in equity and cash flows of the Corporation and its subsidiaries, including the Operating Lessees, ESH Strategies, ESA Management and ESH REIT. Third party equity interests in ESH REIT, which consist primarily of the Class B common stock of ESH REIT and represent approximately 45% of ESH REIT’s total common equity, are not owned by the Corporation and therefore are presented as noncontrolling interests.

For the three and six months ended June 30, 2013, the unaudited condensed consolidated and combined financial statements of the Company include the financial position, results of operations, comprehensive income, changes in equity and cash flows of the Company’s predecessor, which includes ESH REIT’s predecessor, ESH Hospitality LLC, ESH Strategies and HVM. Third party equity interests in HVM, which represented all of HVM’s equity, were not owned by the Company’s predecessor and therefore are presented as noncontrolling interests. ESH REIT and ESH Strategies became a consolidated group by the time of the completion of the Offering. Since the Pre-IPO Transactions, which resulted in these entities becoming a consolidated group, were accounted for at historical cost, the Company’s predecessor financial information combines ESH REIT’s predecessor financial information with that of ESH Strategies.

For the three and six months ended June 30, 2014, the unaudited condensed consolidated financial statements of ESH REIT include the financial position, results of operations, comprehensive income, changes in equity and cash flows of ESH REIT and its subsidiaries.

For the three and six months ended June 30, 2013, the unaudited condensed consolidated financial statements of ESH REIT include the financial position, results of operations, comprehensive income, changes in equity and cash flows of ESH REIT’s predecessor, ESH Hospitality LLC, and its subsidiaries, which included the Operating Lessees. Third party equity interests in HVM, a consolidated variable interest entity, which represented all of HVM’s equity, were not owned by ESH REIT and therefore are presented as noncontrolling interests.

Results of Operations—The Company

Comparison of Three Months Ended June 30, 2014 and June 30, 2013

As of June 30, 2013, we owned and operated 682 hotels consisting of approximately 75,900 rooms and managed two hotels consisting of approximately 290 rooms. On December 31, 2013, we acquired two hotels which HVM previously managed. Therefore, as of June 30, 2014, we owned and operated 684 hotels consisting of approximately 76,200 rooms. The following table presents our consolidated and combined results of operations for the three months ended June 30, 2014 and 2013, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended
	June 30,
	2014		2013	Change ($)	Change (%)
Revenues:
Room revenues	$317,087		$288,772	$28,315	9.8%
Other hotel revenues	4,827		4,546	281	6.2%
Management fees, license fees and other revenues	—		277	(277)	n/a

Total revenues	321,914		293,595	28,319	9.6%

Operating expenses:
Hotel operating expenses	147,241		134,907	12,334	9.1%
General and administrative expenses	21,543		25,736	(4,193)	(16.3)%
Depreciation and amortization	46,950		40,609	6,341	15.6%
Managed property payroll expenses	—		184	(184)	n/a

Total operating expenses	215,734		201,436	14,298	7.1%
Other income	65		13	52	n/a

Income from operations	106,245		92,172	14,073	15.3%
Other non-operating income	(736)		—	(736)	n/a
Interest expense, net	46,539		52,788	(6,249)	(11.8)%

Income before income tax expense	60,442		39,384	21,058	53.5%
Income tax expense	14,158		1,845	12,313	n/a

Net income	46,284		37,539	8,745	23.3%
Net (income) loss attributable to noncontrolling interests	(3,048	)(1)	33	(3,081)	n/a

Net income attributable to common shareholders or members	$43,236		$37,572	$5,664	15.1%

(1)	Noncontrolling interests of Extended Stay America, Inc. include approximately 45% of ESH REIT’s common equity and 125 shares of ESH REIT preferred stock.

The following table presents key operating metrics, including occupancy, ADR and RevPAR, for our owned hotels for the three months ended June 30, 2014 and 2013, respectively:

	Three Months Ended
	June 30,
	2014	2013	Change (%)
Number of hotel properties(1)	684	682	0.3%
Number of rooms(1)	76,265	75,928	0.4%
Occupancy	78.8%	77.0%	2.3%
ADR	$57.98	$54.27	6.8%
RevPAR	$45.69	$41.78	9.4%

(1)	On December 31, 2013, we acquired two hotel properties.

Room revenues. Room revenues increased by approximately $28.3 million, or 9.8%, to approximately $317.1 million for the three months ended June 30, 2014 compared to approximately $288.8 million for the three months ended June 30, 2013. The increase in room revenues was due to a 6.8% increase in ADR and a 2.3% increase in occupancy due to displacement associated with hotel renovations, resulting in a 9.4% increase in RevPAR, which was primarily a result of our hotel reinvestment program, operating and service initiatives and more consistent pricing and discount policies.

Other hotel revenues. Other hotel revenues remained relatively consistent, increasing by approximately $0.3 million, or 6.2%, to approximately $4.8 million for the three months ended June 30, 2014 compared to approximately $4.5 million for the three months ended June 30, 2013.

Management fees, license fees and other revenues. Management fees, license fees and other revenues decreased to $0 for the three months ended June 30, 2014 compared to approximately $0.3 million for the three months ended June 30, 2013. The decrease in these fees was due to the fact that the two hotels acquired by us on December 31, 2013 were managed by us during the three months ended June 30, 2013, but were owned by us during the three months ended June 30, 2014.

Hotel operating expenses. Hotel operating expenses increased by approximately $12.3 million, or 9.1%, to approximately $147.2 million for the three months ended June 30, 2014 compared to approximately $134.9 million for the three months ended June 30, 2013. The increase in hotel operating expenses was partly driven by an increase in hotel reservations expense of approximately $2.8 million, mainly due to the system-wide implementation of our central reservations call center and commissions expense related to an increase in sales volume, as well as an increase in marketing costs of approximately $3.9 million, mainly attributed to our recent advertising campaign. Additionally, the overall increase was impacted by increases in payroll related expenses, utilities expense and property damage claims.

Hotel operating margin increased to 54.4% for the three months ended June 30, 2014 compared to 54.1% for the three months ended June 30, 2013. Total hotel revenues increased by approximately $28.6 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, while hotel operating profit increased by approximately $16.4 million for the same period, excluding the loss on disposal of assets, which represents an operating margin flow-through, defined as the change in hotel operating profit divided by the change in total room and other hotel revenues, of approximately 57.3%.

General and administrative expenses. General and administrative expenses decreased by approximately $4.2 million, or 16.3%, to approximately $21.5 million for the three months ended June 30, 2014 compared to approximately $25.7 million for the three months ended June 30, 2013. This decrease was driven by a decrease in system-wide brand-related expense of approximately $5.0 million as well as a decrease in compensation expense of approximately $1.7 million related to the settlement of previous incentive agreements with certain operations personnel, partially offset by an increase in equity-based compensation expense.

Depreciation and amortization. Depreciation and amortization increased by approximately $6.3 million, or 15.6%, to approximately $47.0 million for the three months ended June 30, 2014 compared to approximately $40.6 million for the three months ended June 30, 2013. The increase in depreciation and amortization was due to an increase in investment in hotel assets as a result of our hotel reinvestment program.

Managed property payroll expenses. Managed property payroll expenses decreased to $0 for the three months ended June 30, 2014 compared to approximately $0.2 million for the three months ended June 30, 2013. This decrease was due to the fact that the two hotels acquired by us on December 31, 2013 were managed by us during the three months ended June 30, 2013, but were owned by us during the three months ended June 30, 2014.

Other non-operating income. During the three months ended June 30, 2014, we recorded a non-cash foreign currency transaction gain of approximately $0.7 million related to the depreciation of the U.S. dollar versus the Canadian dollar at one of our Canadian currency-based entities which has U.S. dollar denominated debt.

Interest expense, net. In the fourth quarter of 2013 and subsequent to the Offering, ESH REIT repaid $715.0 million of the 2012 Mezzanine Loans. In the second quarter of 2014, ESH REIT repaid the remaining outstanding $365.0 million of the 2012 Mezzanine Loans using principally all of the net proceeds from its 2014 Term Loan. As a result of these transactions, the Company’s weighted-average interest rate decreased to 3.9% as of June 30, 2014. For the three months ended June 30, 2014, interest expense decreased by approximately $6.2 million, or 11.8%, to approximately $46.5 million compared to approximately $52.8 million for the three months ended June 30, 2013. For the three months ended June 30, 2014, interest expense includes approximately $9.4 million of debt extinguishment and other costs in connection with the 2012 Mezzanine Loan prepayments, composed of prepayment penalties and other costs of approximately $4.3 million and the write-off of unamortized deferred financing costs of approximately $5.1 million.

Income tax expense. Our effective income tax rate increased by 18.7% to 23.4% for the three months ended June 30, 2014 compared to 4.7% for the three months ended June 30, 2013, primarily due to our current legal structure and the entity-related changes that were a result of the Pre-IPO Transactions. Since the Corporation owns the Class A common stock of ESH REIT, which represents approximately 55% of the outstanding common stock of ESH REIT, approximately 55% of ESH REIT’s distributions are subject to corporate income tax. The Company’s effective tax rate is lower than the federal statutory rate of 35% due to ESH REIT’s status as a REIT under the provisions of the Code during these periods, although ESH REIT will incur federal and state income tax at statutory rates on its taxable income not distributed.

Comparison of Six Months Ended June 30, 2014 and June 30, 2013

As of June 30, 2013, we owned and operated 682 hotels consisting of approximately 75,900 rooms and managed two hotels consisting of approximately 290 rooms. On December 31, 2013, we acquired two hotels which HVM previously managed.

Therefore, as of June 30, 2014, we owned and operated 684 hotels consisting of approximately 76,200 rooms. The following table presents our consolidated and combined results of operations for the six months ended June 30, 2014 and 2013, including the amount and percentage change in these results between the periods (in thousands):

	Six Months Ended
	June 30,
	2014		2013	Change ($)	Change (%)
Revenues:
Room revenues	$583,316		$541,577	$41,739	7.7%
Other hotel revenues	8,914		8,265	649	7.9%
Management fees, license fees and other revenues	—		551	(551)	n/a

Total revenues	592,230		550,393	41,837	7.6%

Operating expenses:
Hotel operating expenses	289,128		263,088	26,040	9.9%
General and administrative expenses	44,648		44,144	504	1.1%
Depreciation and amortization	92,277		81,854	10,423	12.7%
Managed property payroll expenses	—		380	(380)	n/a
Restructuring expenses	—		605	(605)	n/a
Acquisition transaction expenses	—		110	(110)	n/a
Impairment of long-lived assets	—		1,388	(1,388)	n/a

Total operating expenses	426,053		391,569	34,484	8.8%
Other income	271		16	255	n/a

Income from operations	166,448		158,840	7,608	4.8%
Other non-operating expense	1,779		—	1,779	n/a
Interest expense, net	83,087		104,841	(21,754)	(20.7)%

Income before income tax expense	81,582		53,999	27,583	51.1%
Income tax expense	19,217		2,543	16,674	n/a

Net income	62,365		51,456	10,909	21.2%
Net income attributable to noncontrolling interests	(8,339	)(1)	(438)	(7,901)	n/a

Net income attributable to common shareholders or members	$54,026		$51,018	$3,008	5.9%

(1)	Noncontrolling interests of Extended Stay America, Inc. include approximately 45% of ESH REIT’s common equity and 125 shares of ESH REIT preferred stock.

The following table presents key operating metrics, including occupancy, ADR and RevPAR, for our owned hotels for the six months ended June 30, 2014 and 2013, respectively:

	Six Months Ended
	June 30,
	2014	2013	Change (%)
Number of hotel properties(1)	684	682	0.3%
Number of rooms(1)	76,265	75,928	0.4%
Occupancy	74.4%	73.8%	0.8%
ADR	$56.76	$53.39	6.3%
RevPAR	$42.26	$39.40	7.3%

(1)	On December 31, 2013, we acquired two hotel properties.

Room revenues. Room revenues increased by approximately $41.7 million, or 7.7%, to approximately $583.3 million for the six months ended June 30, 2014 compared to approximately $541.6 million for the six months ended June 30, 2013. The increase in room revenues was due to a 6.3% increase in ADR and a 0.8% increase in occupancy due to displacement associated with hotel renovations, resulting in a 7.3% increase in RevPAR, which was primarily a result of our hotel reinvestment program, operating and service initiatives and more consistent pricing and discount policies.

Other hotel revenues. Other hotel revenues increased approximately $0.6 million, or 7.9%, to approximately $8.9 million for the six months ended June 30, 2014 compared to approximately $8.3 million for the six months ended June 30, 2013. The increase was primarily due to an increase in vending commissions.

Management fees, license fees and other revenues. Management fees, license fees and other revenues decreased to $0 for the six months ended June 30, 2014 compared to approximately $0.6 million for the six months ended June 30, 2013. The decrease in these fees was due to the fact that the two hotels acquired by us on December 31, 2013 were managed by us during the six months ended June 30, 2013, but were owned by us during the six months ended June 30, 2014.

Hotel operating expenses. Hotel operating expenses increased by approximately $26.0 million, or 9.9%, to approximately $289.1 million for the six months ended June 30, 2014 compared to approximately $263.1 million for the six months ended June 30, 2013. The increase in hotel operating expenses was partly driven by an increase in hotel reservations expense of approximately $5.2 million, mainly due to the system-wide implementation of our central reservations call center and commissions expense related to an increase in sales volume, as well as an increase in marketing costs of approximately $3.7 million, mainly attributed to our recent advertising campaign. Additionally, the overall increase was impacted by increases in utilities expense, property damage claims, real estate taxes and the loss on disposal of assets.

Hotel operating margin decreased to 51.6% for the six months ended June 30, 2014 compared to 52.2% for the six months ended June 30, 2013, primarily due to aforementioned cost increases. Total hotel revenues increased by approximately $42.4 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, while hotel operating profit increased by approximately $18.3 million for the same period, excluding the loss on disposal of assets, which represents an operating margin flow-through, defined as the change in hotel operating profit divided by the change in total room and other hotel revenues, of approximately 43.1%.

General and administrative expenses. General and administrative expenses increased by approximately $0.5 million, or 1.1%, to approximately $44.6 million for the six months ended June 30, 2014 compared to approximately $44.1 million for the six months ended June 30, 2013. This increase was driven by an increase of approximately $1.9 million in consulting fees related to the implementation of our new strategic initiatives, including review of our corporate infrastructure, and an increase of approximately $2.1 million in equity-based compensation. Additionally, the increase was impacted by new management positions and ongoing costs related to our new human resources and payroll system. These costs were partially offset by a decrease in system-wide brand-related expense as well as a decrease in compensation expense related to the settlement of previous incentive agreements with certain personnel.

Depreciation and amortization. Depreciation and amortization increased by approximately $10.4 million, or 12.7%, to approximately $92.3 million for the six months ended June 30, 2014 compared to approximately $81.9 million for the six months ended June 30, 2013. The increase in depreciation and amortization was primarily due to an increase in investment in hotel assets as a result of our hotel reinvestment program.

Managed property payroll expenses. Managed property payroll expenses decreased to $0 for the six months ended June 30, 2014 compared to approximately $0.4 million for the six months ended June 30, 2013. This decrease was due to the fact that the two hotels acquired by us on December 31, 2013 were managed by us during the six months ended June 30, 2013, but were owned by us during the six months ended June 30, 2014.

Restructuring expenses. During the six months ended June 30, 2013, we initiated an operations restructuring, which changed certain aspects of our property staffing model, for which we incurred costs of approximately $0.6 million and consisted of personnel relocation, recruitment and separation payments. No restructuring expenses were incurred during the six months ended June 30, 2014.

Acquisition transaction expenses. During the six months ended June 30, 2013, we incurred acquisition transaction expenses of approximately $0.1 million related to our acquisition of assets of 17 hotels in December 2012. No acquisition transaction expenses were incurred during the six months ended June 30, 2014.

Impairment of long-lived assets. Asset impairments are recorded as required based on an evaluation of property and equipment and intangible assets for impairment. During the six months ended June 30, 2013, we recognized an impairment charge of approximately $1.4 million related to property and equipment. No impairment of long-lived assets was recognized during the six months ended June 30, 2014.

Other non-operating expense. During the six months ended June 30, 2014, we incurred a non-cash foreign currency transaction loss of approximately $1.8 million related to the appreciation of the U.S. dollar versus the Canadian dollar at one of our Canadian currency-based entities which has U.S. dollar denominated debt.

Interest expense, net. In the fourth quarter of 2013 and subsequent to the Offering, ESH REIT repaid $715.0 million of the 2012 Mezzanine Loans. In the second quarter of 2014, ESH REIT repaid the remaining outstanding $365.0 million of the 2012 Mezzanine Loans using principally all of the net proceeds from its 2014 Term Loan. As a result of these transactions, the Company’s weighted-average interest rate decreased to 3.9% as of June 30, 2014. For the six months ended June 30, 2014, interest expense decreased by approximately $21.8 million, or 20.7%, to approximately $83.1 million compared to approximately $104.8 million for the six months ended June 30, 2013. For the six months ended June 30, 2014, interest expense includes approximately $9.4 million of debt extinguishment and other costs in connection with the 2012 Mezzanine Loan prepayments, composed of prepayment penalties and other costs of approximately $4.3 million and the write-off of unamortized deferred financing costs of approximately $5.1 million.

Income tax expense. Our effective income tax rate increased by 18.9% to 23.6% for the six months ended June 30, 2014 compared to 4.7% for the six months ended June 30, 2013, primarily due to our current legal structure and the entity-related changes that were a result of the Pre-IPO Transactions. Since the Corporation owns the Class A common stock of ESH REIT, which represents approximately 55% of the outstanding common stock of ESH REIT, approximately 55% of ESH REIT’s distributions are subject to corporate income tax. The Company’s effective tax rate is lower than the federal statutory rate of 35% due to ESH REIT’s status as a REIT under the provisions of the Code during these periods, although ESH REIT will incur federal and state income tax at statutory rates on its taxable income not distributed.

Results of Operations—ESH REIT

For the three and six months ended June 30, 2014, the consolidated results of operations of ESH REIT include the results of operations of ESH REIT and its subsidiaries, which do not include the Operating Lessees. The results of operations of ESA Management, which performs the management and administrative services previously performed by HVM, are not consolidated within ESH REIT’s results since ESA Management is owned by the Corporation.

For the three and six months ended June 30, 2013, the consolidated results of operations of ESH REIT include the results of operations of ESH REIT’s predecessor, ESH Hospitality LLC, and its subsidiaries, which included the Operating Lessees. For the three and six months ended June 30, 2013, ESH REIT’s consolidated results of operations include the results of operations of HVM, a consolidated variable interest entity. Third party equity interests in HVM, which represented all of HVM’s equity, were not owned by ESH REIT and therefore are presented as noncontrolling interests.

ESH REIT’s consolidated results of operations for the three and six months ended June 30, 2014 (and all periods subsequent to the Pre-IPO Transactions) present consolidated operating results in a manner which reflects ESH REIT’s current legal structure and the entity-related changes that were a result of the Pre-IPO Transactions. For example:

•	For the three and six months ended June 30, 2014, ESH REIT’s consolidated results of operations reflect ESH REIT’s sole source of revenue, lease rental revenues earned under its operating leases, which are no longer eliminated in consolidation due to the fact that ESH REIT does not own the Operating Lessees. For the three and six months ended June 30, 2013, ESH REIT’s consolidated results of operations reflect room and other hotel revenues, as lease rental revenues and expenses with respect to the operating leases between ESH REIT and its previously owned, consolidated subsidiaries, the Operating Lessees, were eliminated in consolidation.

•	For the three and six months ended June 30, 2014, ESH REIT’s consolidated results of operations reflect only those hotel operating expenses that are incurred directly by ESH REIT. For the three and six months ended June 30, 2013, ESH REIT’s consolidated results of operations reflected all hotel operating expenses, whether such costs were incurred by ESH REIT (i.e., real estate taxes and property insurance expense, which are directly related to the ownership of the hotels) or by the Operating Lessees (i.e., utility expense, hotel payroll expense, marketing expense and repair and maintenance expense, which the Operating Lessees incur as prescribed by the operating leases).

•	For the three and six months ended June 30, 2014, costs reimbursed to ESA Management do not eliminate in consolidation and are reflected as a component of general and administrative expenses. For the three and six months ended June 30, 2013, since ESH REIT consolidated the results of operations of HVM, administrative costs paid to HVM eliminated in consolidation, and general and administrative expenses included substantially all of ESH REIT predecessor’s overhead expense.

Comparison of Three Months Ended June 30, 2014 and June 30, 2013

The following table presents ESH REIT’s consolidated results of operations for the three months ended June 30, 2014 and 2013, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended June 30,		Change ($)	Change (%)
	2014	2013
Revenues:
Rental revenues	$123,599	$—	$123,599	n/a
Hotel room revenues	—	288,772	(288,772)	n/a
Other hotel revenues	—	4,546	(4,546)	n/a
Management fees and other revenues	—	332	(332)	n/a

Total revenues	123,599	293,650	(170,051)	(57.9)%

Operating expenses:
Hotel operating expenses	22,252	134,907	(112,655)	(83.5)%
General and administrative expenses	4,541	25,619	(21,078)	(82.3)%
Depreciation and amortization	46,050	40,609	5,441	13.4%
Managed property payroll expenses	—	184	(184)	n/a
Trademark license fees	—	879	(879)	n/a

Total operating expenses	72,843	202,198	(129,355)	(64.0)%
Other income	65	13	52	n/a

Income from operations	50,821	91,465	(40,644)	(44.4)%
Other non-operating income	(894)	—	(894)	n/a
Interest expense, net	44,726	52,788	(8,062)	(15.3)%

Income before income tax expense	6,989	38,677	(31,688)	(81.9)%
Income tax expense	203	1,845	(1,642)	(89.0)%

Net income	6,786	36,832	(30,046)	(81.6)%
Net loss attributable to noncontrolling interests	—	33	(33)	n/a

Net income attributable to common shareholders or members	$6,786	$36,865	$(30,079)	(81.6)%

Rental revenues. Rental revenues were approximately $123.6 million for the three months ended June 30, 2014 compared to $0 for the three months ended June 30, 2013. For the three months ended June 30, 2014, the consolidated results of operations of ESH REIT include rental revenues associated with the operating leases, since during this period, lease revenues were not eliminated in consolidation. Rental revenues consist of fixed minimum rental payments plus specified percentages paid by Operating Lessees on hotel revenues over designated thresholds. No contingent rental payments (including those received in the second quarter of 2014) were recognized as rental revenues for the three months ended June 30, 2014 due to the fact that the percentage rental revenue thresholds were not achieved during the period. For the three months ended June 30, 2013, the consolidated results of operations of ESH REIT included the results of operations of the Operating Lessees. During that period, ESH REIT’s rental revenues, as well as the Operating Lessee’s rental expenses, eliminated in consolidation.

Hotel room revenues. In connection with the Pre-IPO Transactions, ESH REIT transferred the Operating Lessees to the Corporation. ESH REIT’s results of operations for the three months ended June 30, 2014 do not include results of operations of the Operating Lessees while ESH REIT’s results of operations for the three months ended June 30, 2013 include results of operations of the Operating Lessees. Hotel room revenues were $0 for the three months ended June 30, 2014 compared to approximately $288.8 million for the three months ended June 30, 2013.

Other hotel revenues. In connection with the Pre-IPO Transactions, ESH REIT transferred the Operating Lessees to the Corporation. ESH REIT’s results of operations for the three months ended June 30, 2014 do not include results of operations of the Operating Lessees while ESH REIT’s results of operations for the three months ended June 30, 2013 include the results of operations of the Operating Lessees. Other hotel revenues were $0 for the three months ended June 30, 2014 compared to approximately $4.5 million for the three months ended June 30, 2013.

Management fees and other revenues. ESA Management acquired all of the assets and assumed all of the liabilities of HVM in connection with the Pre-IPO Transactions. ESH REIT’s results of operations for the three months ended June 30, 2014 do not include results of operations of ESA Management while ESH REIT’s results of operations for the three months ended June 30, 2013 include the results of operations of HVM. Management fees and other revenues were $0 for the three months ended June 30, 2014 compared to approximately $0.3 million for the three months ended June 30, 2013.

Hotel operating expenses. In connection with the Pre-IPO Transactions, ESH REIT transferred the Operating Lessees to the Corporation. ESH REIT’s results of operations for the three months ended June 30, 2014 do not include results of operations of the Operating Lessees while ESH REIT’s results of operations for the three months ended June 30, 2013 include results of operations of the Operating Lessees. Hotel operating expenses decreased by approximately $112.7 million, or 83.5%, to approximately $22.3 million for the three months ended June 30, 2014 compared to approximately $134.9 million for the three months ended June 30, 2013. This decrease is due to the fact that for the three months ended June 30, 2014, hotel operating expenses include only those expenses directly related to ownership of the hotels, such as real estate taxes and property insurance expense, and do not include hotel operating expenses incurred by the Operating Lessees.

Subsequent to the Pre-IPO Transactions, hotel operating margin is not a relevant operating measure for ESH REIT as its sole source of revenue is rental revenue generated from leasing the hotel properties and its hotel operating expenses represent only a portion of the hotels’ total operating expenses, specifically those related to the ownership of, but not the operation of, the hotels.

General and administrative expenses. ESA Management acquired all of the assets and assumed all of the liabilities of HVM in connection with the Pre-IPO Transactions. ESH REIT’s results of operations for the three months ended June 30, 2014 do not include results of operations of ESA Management while ESH REIT’s results of operations for the three months ended June 30, 2013 include results of operations of HVM. General and administrative expenses decreased by approximately $21.1 million, or 82.3%, to approximately $4.5 million for the three months ended June 30, 2014, compared to approximately $25.6 million for the three months ended June 30, 2013. The decrease is mainly due to the fact that, for the three months ended June 30, 2014, general and administrative expenses do not include expenses of ESA Management or HVM. For the three months ended June 30, 2014, general and administrative expenses include professional fees, including legal, audit, tax, board and other fees of approximately $1.2 million and other public company transition costs of approximately $1.2 million, which include approximately $0.5 million of secondary offering costs. Also included are reimbursed costs of approximately $2.1 million that ESH REIT incurred under its services agreement with ESA Management for certain overhead services performed on ESH REIT’s behalf, which include services related to shared executive management, accounting, financial analysis, training and technology, as well as payroll and related expenses of ESH REIT employees.

Depreciation and amortization. Depreciation and amortization increased by approximately $5.4 million, or 13.4%, to approximately $46.1 million for the three months ended June 30, 2014 compared to approximately $40.6 million for the three months ended June 30, 2013. The increase in depreciation and amortization was due to an increase in investment in hotel assets as a result of our hotel reinvestment program.

Managed property payroll expenses. ESA Management acquired all of the assets and assumed all of the liabilities of HVM in connection with the Pre-IPO Transactions. ESH REIT’s results of operations for the three months ended June 30, 2014 do not include results of operations of ESA Management while ESH REIT’s results of operations for the three months ended June 30, 2013 include results of operations of HVM. Managed property payroll expenses were $0 for the three months ended June 30, 2014 compared to approximately $0.2 million for the three months ended June 30, 2013.

Trademark license fees. In connection with the Pre-IPO Transactions, ESH REIT transferred the Operating Lessees to the Corporation. ESH REIT’s results of operations for the three months ended June 30, 2014 do not include results of operations of the Operating Lessees while ESH REIT’s results of operations for the three months ended June 30, 2013 include results of operations of the Operating Lessees. Trademark license fees were $0 for the three months ended June 30, 2014 compared to approximately $0.9 million for the three months ended June 30, 2013.

Other non-operating income. During the three months ended June 30, 2014, ESH REIT recorded a non-cash foreign currency transaction gain of approximately $0.9 million related to the depreciation of the U.S. dollar versus the Canadian dollar at one of its Canadian currency-based entities which has U.S. dollar denominated debt.

Interest expense, net. In the fourth quarter of 2013 and subsequent to the Offering, ESH REIT repaid $715.0 million of the 2012 Mezzanine Loans. In the second quarter of 2014, ESH REIT repaid the remaining outstanding $365.0 million of the 2012 Mezzanine Loans using principally all of the net proceeds from its 2014 Term Loan. As a result of these transactions, ESH REIT’s weighted-average interest rate decreased to 3.9% as of June 30, 2014. For the three months ended June 30, 2014, interest expense decreased by approximately $8.1 million, or 15.3%, to approximately $44.7 million compared to approximately $52.8 million for the three months ended June 30, 2013. For the three months ended June 30, 2014, interest expense includes approximately $9.4 million of debt extinguishment and other costs in connection with the 2012 Mezzanine Loan prepayments, composed of prepayment penalties and other costs of approximately $4.3 million and the write-off of unamortized deferred financing costs of approximately $5.1 million.

Income tax expense. ESH REIT’s effective income tax rate decreased by 1.9% to 2.9% for the three months ended June 30, 2014 compared to 4.8% for the three months ended June 30, 2013, primarily due to the fact that prior to the Pre-IPO Transactions, the Operating Lessees, which are subject to federal and state income tax, were wholly-owned subsidiaries of ESH REIT. ESH REIT’s effective tax rate is lower than the federal statutory rate of 35% due to ESH REIT’s status as a REIT under the provisions of the Code during these periods, although ESH REIT expects to incur federal and state income tax at statutory rates on its taxable income not distributed.

Comparison of Six Months Ended June 30, 2014 and June 30, 2013

The following table presents ESH REIT’s consolidated results of operations for the six months ended June 30, 2014 and 2013, including the amount and percentage change in these results between the periods (in thousands):

	Six Months Ended June 30,		Change ($)	Change (%)
	2014	2013
Revenues:
Rental revenues	$247,246	$—	$247,246	n/a
Hotel room revenues	—	541,577	(541,577)	n/a
Other hotel revenues	—	8,265	(8,265)	n/a
Management fees and other revenues	—	654	(654)	n/a

Total revenues	247,246	550,496	(303,250)	(55.1)%

Operating expenses:
Hotel operating expenses	47,684	263,088	(215,404)	(81.9)%
General and administrative expenses	9,527	43,997	(34,470)	(78.3)%
Depreciation and amortization	90,082	81,854	8,228	10.1%
Managed property payroll expenses	—	380	(380)	n/a
Trademark license fees	—	1,649	(1,649)	n/a
Restructuring expenses	—	605	(605)	n/a
Acquisition transaction expenses	—	110	(110)	n/a
Impairment of long-lived assets	—	1,388	(1,388)	n/a

Total operating expenses	147,293	393,071	(245,778)	(62.5)%
Other income	263	16	247	n/a

Income from operations	100,216	157,441	(57,225)	(36.3)%
Other non-operating expense	1,650	—	1,650	n/a
Interest expense, net	79,430	104,841	(25,411)	(24.2)%

Income before income tax expense	19,136	52,600	(33,464)	(63.6)%
Income tax expense	555	2,543	(1,988)	(78.2)%

Net income	18,581	50,057	(31,476)	(62.9)%
Net income attributable to noncontrolling interests	—	(438)	438	n/a

Net income attributable to common shareholders or members	$18,581	$49,619	$(31,038)	(62.6)%

Rental revenues. Rental revenues were approximately $247.2 million for the six months ended June 30, 2014 compared to $0 for the six months ended June 30, 2013. For the six months ended June 30, 2014, the consolidated results of operations of ESH REIT include rental revenues associated with the operating leases, since during this period, lease revenues were not eliminated in consolidation. Rental revenues consist of fixed minimum rental payments plus specified percentages paid by Operating Lessees on hotel revenues over designated thresholds. No contingent rental payments (including those received in the first and second quarters of 2014) were recognized as rental revenues for the six months ended June 30, 2014 due to the fact that the percentage rental revenue thresholds were not achieved during the period. For the six months ended June 30, 2013, the consolidated results of operations of ESH REIT included the results of operations of the Operating Lessees. During that period, ESH REIT’s rental revenues, as well as the Operating Lessee’s rental expenses, eliminated in consolidation.

Hotel room revenues. In connection with the Pre-IPO Transactions, ESH REIT transferred the Operating Lessees to the Corporation. ESH REIT’s results of operations for the six months ended June 30, 2014 do not include results of operations of the Operating Lessees while ESH REIT’s results of operations for the six months ended June 30, 2013 include results of operations of the Operating Lessees. Hotel room revenues were $0 for the six months ended June 30, 2014 compared to approximately $541.6 million for the six months ended June 30, 2013.

Other hotel revenues. In connection with the Pre-IPO Transactions, ESH REIT transferred the Operating Lessees to the Corporation. ESH REIT’s results of operations for the six months ended June 30, 2014 do not include results of operations of the Operating Lessees while ESH REIT’s results of operations for the six months ended June 30, 2013 include the results of operations of the Operating Lessees. Other hotel revenues were $0 for the six months ended June 30, 2014 compared to approximately $8.3 million for the six months ended June 30, 2013.

Management fees and other revenues. ESA Management acquired all of the assets and assumed all of the liabilities of HVM in connection with the Pre-IPO Transactions. ESH REIT’s results of operations for the six months ended June 30, 2014 do not include results of operations of ESA Management while ESH REIT’s results of operations for the six months ended June 30, 2013 include the results of operations of HVM. Management fees and other revenues were $0 for the six months ended June 30, 2014 compared to approximately $0.7 million for the six months ended June 30, 2013.

Hotel operating expenses. In connection with the Pre-IPO Transactions, ESH REIT transferred the Operating Lessees to the Corporation. ESH REIT’s results of operations for the six months ended June 30, 2014 do not include results of operations of the Operating Lessees while ESH REIT’s results of operations for the six months ended June 30, 2013 include results of operations of the Operating Lessees. Hotel operating expenses decreased by approximately $215.4 million, or 81.9%, to approximately $47.7 million for the six months ended June 30, 2014 compared to approximately $263.1 million for the six months ended June 30, 2013. This decrease is due to the fact that for the six months ended June 30, 2014, hotel operating expenses include only those expenses directly related to ownership of the hotels, such as real estate taxes and property insurance expense, and do not include hotel operating expenses incurred by the Operating Lessees.

Subsequent to the Pre-IPO Transactions, hotel operating margin is not a relevant operating measure for ESH REIT as its sole source of revenue is rental revenue generated from leasing the hotel properties and its hotel operating expenses represent only a portion of the hotels’ total operating expenses, specifically those related to the ownership of, but not the operation of, the hotels.

General and administrative expenses. ESA Management acquired all of the assets and assumed all of the liabilities of HVM in connection with the Pre-IPO Transactions. ESH REIT’s results of operations for the six months ended June 30, 2014 do not include results of operations of ESA Management while ESH REIT’s results of operations for the six months ended June 30, 2013 include results of operations of HVM. General and administrative expenses decreased by approximately $34.5 million, or 78.3%, to approximately $9.5 million for the six months ended June 30, 2014, compared to approximately $44.0 million for the six months ended June 30, 2013. The decrease is mainly due to the fact that, for the six months ended June 30, 2014, general and administrative expenses do not include expenses of ESA Management or HVM. For the six months ended June 30, 2014, general and administrative expenses include professional fees, including legal, audit, tax, board and other fees of approximately $2.3 million and other public company transition costs of approximately $3.5, million which include approximately $0.5 million of secondary offering costs. Also included are reimbursed costs of approximately $3.7 million that ESH REIT incurred under its services agreement with ESA Management for certain overhead services performed on ESH REIT’s behalf, which include services related to shared executive management, accounting, financial analysis, training and technology, as well as payroll and related expenses of ESH REIT employees.

Depreciation and amortization. Depreciation and amortization increased by approximately $8.2 million, or 10.1%, to approximately $90.1 million for the six months ended June 30, 2014 compared to approximately $81.9 million for the six months ended June 30, 2013. The increase in depreciation and amortization was due to an increase in investment in hotel assets as a result of our hotel reinvestment program.

Managed property payroll expenses. ESA Management acquired all of the assets and assumed all of the liabilities of HVM in connection with the Pre-IPO Transactions. ESH REIT’s results of operations for the six months ended June 30, 2014 do not include results of operations of ESA Management while ESH REIT’s results of operations for the six months ended June 30, 2013 include results of operations of HVM. Managed property payroll expenses were $0 for the six months ended June 30, 2014 compared to approximately $0.4 million for the six months ended June 30, 2013.

Trademark license fees. In connection with the Pre-IPO Transactions, ESH REIT transferred the Operating Lessees to the Corporation. ESH REIT’s results of operations for the six months ended June 30, 2014 do not include results of operations of the Operating Lessees while ESH REIT’s results of operations for the six months ended June 30, 2013 include results of operations of the Operating Lessees. Trademark license fees were $0 for the six months ended June 30, 2014 compared to approximately $1.6 million for the six months ended June 30, 2013.

Restructuring expenses. During the six months ended June 30, 2013, HVM initiated an operations restructuring which changed certain aspects of its property staffing model and incurred costs of approximately $0.6 million. This restructuring program consisted of personnel relocation, recruitment and separation payments.

Acquisition transaction expenses. During the six months ended June 30, 2013, ESH REIT incurred acquisition transaction expenses of approximately $0.1 million related to the acquisition of assets of 17 hotels in December 2012. No acquisition transaction expenses were incurred during the six months ended June 30, 2014.

Impairment of long-lived assets. Asset impairments are recorded as required based on an evaluation of property and equipment and intangible assets for impairment. During the six months ended June 30, 2013, ESH REIT recognized an impairment charge of approximately $1.4 million related to property and equipment. No impairment of long-lived assets was recognized during the six months ended June 30, 2014.

Other non-operating expense. During the six months ended June 30, 2014, ESH REIT incurred a non-cash foreign currency transaction loss of approximately $1.7 million related to the appreciation of the U.S. dollar versus the Canadian dollar at one of its Canadian currency-based entities which has U.S. dollar denominated debt.

Interest expense, net. In the fourth quarter of 2013 and subsequent to the Offering, ESH REIT repaid $715.0 million of the 2012 Mezzanine Loans. In the second quarter of 2014, ESH REIT repaid the remaining outstanding $365.0 million of the 2012 Mezzanine Loans using principally all of the net proceeds from its 2014 Term Loan. As a result of these transactions, ESH REIT’s weighted-average interest rate decreased to 3.9% as of June 30, 2014. For the six months ended June 30, 2014, interest expense decreased by approximately $25.4 million, or 24.2%, to approximately $79.4 million compared to approximately $104.8 million for the six months ended June 30, 2013. For the six months ended June 30, 2014, interest expense includes approximately $9.4 million of debt extinguishment and other costs in connection with the 2012 Mezzanine Loan prepayments, composed of prepayment penalties and other costs of approximately $4.3 million and the write-off of unamortized deferred financing costs of approximately $5.1 million.

Income tax expense. ESH REIT’s effective income tax rate decreased by 1.9% to 2.9% for the six months ended June 30, 2014 compared to 4.8% for the six months ended June 30, 2013, primarily due to the fact that prior to the Pre-IPO Transactions, the Operating Lessees, which are subject to federal and state income tax, were wholly-owned subsidiaries of ESH REIT. ESH REIT’s effective tax rate is lower than the federal statutory rate of 35% due to ESH REIT’s status as a REIT under the provisions of the Code during these periods, although ESH REIT expects to incur federal and state income tax at statutory rates on its taxable income not distributed.

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

We use Adjusted EBITDA when evaluating our performance because we believe the adjustment for certain additional items, described below, provides useful supplemental information to investors regarding our ongoing hotel operating performance and that the presentation of Adjusted EBITDA, when combined with the GAAP presentation of net income, net income per share and cash flow provided by operating activities, is beneficial to the overall understanding of our ongoing operating performance. We adjust EBITDA for the following items and refer to this measure as Adjusted EBITDA:

•	Restructuring expenses—We exclude restructuring expenses that include employee separation payments and other restructuring costs.

•	Acquisition transaction expenses—Transaction related expenses associated with the acquisition of hotels are expensed when incurred. We exclude the effect of these costs because we believe they are not reflective of ongoing or future operating performance.

•	Impairment of long-lived assets—We exclude the effect of impairment losses recorded on property and equipment and intangible assets, as we believe that including them in Adjusted EBITDA is not consistent with reflecting the ongoing operating performance of our hotels.

•	Other non-operating (income) expense—We exclude the effect of other non-operating income or expense, as we believe non-cash foreign currency transaction gain or loss is not reflective of ongoing or future operating performance.

•	Non-cash equity-based compensation—We exclude non-cash charges related to the amortization of equity-based compensation awards to employees and directors.

•	Other expenses (income)—We exclude the effect of other costs or income that we do not consider reflective of our ongoing or future operating performance, including: costs related to preparations for our initial public offering and public company transition fees, consulting fees related to the implementation of our new strategic initiatives and the loss on disposal of assets.

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

EBITDA and Adjusted EBITDA are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single enterprise, which is reflected in the condensed consolidated and combined Company results of operations; therefore, we believe these performance measures are meaningful for the Company only. The following table provides a reconciliation of net income to EBITDA and Adjusted EBITDA for the Company for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Net income	$46,284		$37,539		$62,365		$51,456
Interest expense, net	46,539		52,788		83,087		104,841
Income tax expense	14,158		1,845		19,217		2,543
Depreciation and amortization	46,950		40,609		92,277		81,854

EBITDA	153,931		132,781		256,946		240,694
Restructuring expenses	—		—		—		605
Acquisition transaction expenses	—		—		—		110
Impairment of long-lived assets	—		—		—		1,388
Other non-operating (income) expense	(736)		—		1,779		—
Non-cash equity-based compensation	2,429		1,335		4,890		2,748
Other expenses	2,307	(1)	2,068	(2)	6,592	(3)	2,496	(4)

Adjusted EBITDA	$157,931		$136,184		$270,207		$248,041

(1)	Includes public company transition costs of approximately $1.3 million, including approximately $0.9 million in secondary offering costs, consulting fees of approximately $0.5 million related to the implementation of our new strategic initiatives, including review of our corporate infrastructure, and loss on disposal of assets of approximately $0.5 million.
(2)	Includes costs related to preparations for our initial public offering, consisting primarily of the Pre-IPO Transactions, of approximately $1.7 million and loss on disposal of assets of approximately $0.4 million.
(3)	Includes public company transition costs of approximately $2.4 million, including approximately $0.9 million in secondary offering costs, consulting fees of approximately $1.9 million related to the implementation of our new strategic initiatives, including review of our corporate infrastructure, and loss on disposal of assets of approximately $2.3 million.
(4)	Includes costs related to preparations for our initial public offering, consisting primarily of the Pre-IPO Transactions, of approximately $2.1 million and loss on disposal of assets of approximately $0.4 million.

Hotel Operating Profit and Hotel Operating Margin

Hotel operating profit and hotel operating margin measure hotel-level operating results prior to debt service, depreciation and amortization and general and administrative expenses, and are supplemental measures of aggregate hotel-level profitability. Both measures are used by us to evaluate the operating profitability of our hotels. We define hotel operating profit as the sum of room and other hotel revenues less hotel operating expenses (excluding loss on disposal of assets) and hotel operating margin as the ratio of hotel operating profit divided by the sum of room and other hotel revenues.

Hotel operating profit and hotel operating margin are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single enterprise, which is reflected in the condensed consolidated and combined Company results of operations; therefore, we believe these performance measures are meaningful for the Company only. The following table provides a reconciliation of room revenues, other hotel revenues and hotel operating expenses to hotel operating profit and hotel operating margin for the Company for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Room revenues	$317,087		$288,772		$583,316		$541,577
Other hotel revenues	4,827		4,546		8,914		8,265

Total hotel revenues	321,914		293,318		592,230		549,842
Hotel operating expenses	146,753	(1)	134,551	(2)	286,842	(3)	262,719	(4)

Hotel operating profit	$175,161		$158,767		$305,388		$287,123

Hotel operating margin	54.4%		54.1%		51.6%		52.2%

(1)	Excludes loss on disposal of assets of approximately $0.5 million.
(2)	Excludes loss on disposal of assets of approximately $0.4 million.
(3)	Excludes loss on disposal of assets of approximately $2.3 million.
(4)	Excludes loss on disposal of assets of approximately $0.4 million.

Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share

We present Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share as supplemental measures of the Company’s operating performance. We believe that these are useful measures for investors since our Paired Shares, directly through the common stock of the Corporation and Class B common stock of ESH REIT, and indirectly through the Corporation’s ownership of the Class A common stock of ESH REIT, entitle holders of the Paired Shares to participate in 100% of the common equity and earnings of both the Corporation and ESH REIT. As required by GAAP, net income attributable to common shareholders of the Corporation excludes earnings attributable to ESH REIT’s Class B common shares, a noncontrolling interest. Based on the limitation on transfer provided for in each of the Corporation’s and ESH REIT’s charters, shares of common stock of the Corporation and shares of Class B common stock of ESH REIT are transferrable and tradable only in combination as units, each unit consisting of one share of the Corporation’s common stock and one share of ESH REIT Class B common stock. As a result, we believe that Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share represent useful measures to holders of the Paired Shares.

Paired Share Income is defined as the sum of net income attributable to common shareholders of the Corporation and noncontrolling interests of the Corporation attributable to the Class B common shares of ESH REIT. Adjusted Paired Share Income is defined as Paired Share Income adjusted for items that, net of income taxes, we believe are not reflective of our ongoing or future operating performance. We adjust Paired Share Income for the following items, net of income taxes, and refer to this measure as Adjusted Paired Share Income: restructuring expenses, acquisition transaction expenses, impairment of long-lived assets, debt extinguishment costs, other non-operating expense or income (including foreign currency transaction gain or loss) and other expenses or income (including costs related to our initial public offering, public company transition fees (including secondary offering costs), certain consulting fees related to our new strategic initiatives and the loss on disposal of assets). With the exception of equity-based compensation, an ongoing charge, these adjustments (other than the effect of income taxes) are the same as those used in the reconciliation of EBITDA to Adjusted EBITDA.

Adjusted Paired Share Income per Paired Share is defined as Adjusted Paired Share Income divided by the number of Paired Shares outstanding on a basic and diluted basis. Until such time as the number of outstanding common shares of the Corporation and Class B common shares of ESH REIT differ, we believe Adjusted Paired Share Income per Paired Share is useful to investors, as it represents the economic risks and rewards related to an investment in our Paired Shares. We believe that Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share provide meaningful indicators of the Company’s operating performance in addition to separate and/or individual analyses of net income attributable to common shareholders of the Corporation and net income attributable to Class B common shareholders of ESH REIT, each of which may be impacted by specific GAAP requirements, including the recognition of contingent lease rental revenues and the recognition of lease rental revenues on a straight-line basis, and may not necessarily reflect how cash flows are generated on an individual entity or total enterprise basis.

Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share should not be considered as an alternative to net income of the Company, net income of the Corporation, net income of ESH REIT, net income per share of the common stock of the Corporation, net income per share of Class A or Class B common stock of ESH REIT or any other operating measure calculated in accordance with GAAP. The following table provides a reconciliation of net income attributable to common shareholders of the Corporation to Paired Share Income, Adjusted Paired Share Income and a calculation of Adjusted Paired Share Income per Paired Share for the three and six months ended June 30, 2014 and 2013 (in thousands, except per Paired Share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Net income attributable to common shareholders or members	$43,236		$37,572		$54,026		$51,018
Noncontrolling interests attributable to Class B common shares of ESH REIT	3,044		—	(1)	8,331		—	(1)

Paired Share Income	46,280		37,572		62,357		51,018
Restructuring expenses	—		—		—		576
Acquisition transaction expenses	—		—		—		105
Impairment of long-lived assets	—		—		—		1,322
Debt extinguishment costs	7,185		—		7,185		—
Other non-operating (income) expense	(562)		—		1,877		—
Other expenses	1,762	(2)	1,971	(3)	5,685	(4)	2,379	(5)

Adjusted Paired Share Income	$54,665		$39,543		$77,104		$55,400

Adjusted Paired Share Income per Paired Share – basic	$0.27		$0.23		$0.38		$0.33

Adjusted Paired Share Income per Paired Share – diluted	$0.27		$0.23		$0.38		$0.32

Weighted average Paired Shares outstanding – basic	203,458		170,444		203,380		170,405

Weighted average Paired Shares outstanding – diluted	204,362		171,949		204,376		171,987

(1)	Prior to the change in our legal and entity structure in November 2013, which occurred in connection with the Corporation’s and ESH REIT’s initial public offering, no portion of the Company’s (i.e., the Paired Shares’) noncontrolling interests represented interests attributable to the Class B common shares of ESH REIT.
(2)	Includes public company transition costs of approximately $1.3 million pre-tax, including approximately $0.9 million in secondary offering costs, consulting fees of approximately $0.5 million pre-tax related to implementation of our new strategic initiatives, including review of our corporate infrastructure, and loss on disposal of assets of approximately $0.5 million pre-tax, which total approximately $1.8 million after-tax.
(3)	Includes costs related to preparations for our initial public offering, consisting primarily of the Pre-IPO Transactions, of approximately $1.7 million pre-tax and loss on disposal of assets of approximately $0.4 million pre-tax, which total approximately $2.0 million after-tax.
(4)	Includes public company transition costs of approximately $2.4 million pre-tax, including approximately $0.9 million in secondary offering costs, consulting fees of approximately $1.9 million pre-tax related to implementation of our new strategic initiatives, including review of our corporate infrastructure, and loss on disposal of assets of approximately $2.3 million pre-tax, which total approximately $5.7 million after-tax.
(5)	Includes costs related to preparations for our initial public offering, consisting primarily of the Pre-IPO Transactions, of approximately $2.1 million pre-tax and loss on disposal of assets of approximately $0.4 million pre-tax, which total approximately $2.4 million after-tax.

Liquidity and Capital Resources

Company Overview

On a consolidated and combined basis, we have historically generated significant cash flow from our operations and have financed our ongoing business primarily with existing cash and cash flow generated from operations. We generated cash flow from operations of approximately $187.1 million for the six months ended June 30, 2014. Our current liquidity requirements consist primarily of funds necessary to pay for operating expenses directly associated with our hotels, recurring maintenance and capital expenditures necessary to maintain our hotels, general and administrative expenses, interest expense, scheduled principal payments on the Corporation’s and ESH REIT’s outstanding indebtedness and required ESH REIT dividend payments. In addition to recurring maintenance and capital expenditures necessary to maintain our hotels, we are also performing and expect to continue to perform renovations to our hotels. See “—Capital Expenditures—Hotel Reinvestment Program.” We expect to fund our reinvestment program from a combination of cash on hand, cash flow from operations and/or borrowings under our revolving credit facilities, as needed.

Assuming we exercise our options to extend the maturity for certain ESH REIT mortgage debt that is scheduled to mature in December 2014 for up to three consecutive one-year periods, which options are subject to limited conditions, our long-term liquidity requirements will include funds for principal payments on ESH REIT’s mortgage loan and ESH REIT’s term loan maturing between December 2017 and December 2019. The December 2014 and 2015 extension conditions include providing an adequate extension notice period, the extension or renewal of an interest rate cap and having none of the borrowing entities be in default, as defined. The 2016 extension conditions include the conditions for the 2014 and 2015 extensions, as well as the requirement of a specified minimum debt yield. Other long-term liquidity requirements may include the need to obtain funds to expand our hotel reinvestment program and to acquire or construct additional hotels. Our long-term liquidity requirements will also include the repayment of outstanding amounts under our revolving credit facilities which mature in November 2016.

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

The Company had cash and cash equivalents of approximately $18.7 million and restricted cash of approximately $157.9 million at June 30, 2014. Based upon the current level of operations, management believes that our cash flow from operations together with our cash balances and available borrowings under our revolving credit facilities (as described in “—Our Indebtedness”) will be adequate to meet our anticipated funding requirements and business objectives for the foreseeable future. We regularly review our capital structure and at any time may refinance or repay existing indebtedness, incur new indebtedness or issue equity securities.

The Corporation

The Corporation’s primary source of liquidity is dividend income it receives in respect of its ownership of approximately 55% of the common stock of ESH REIT. Other sources of liquidity include income from operations of the Operating Lessees, ESA Management and ESH Strategies. We expect that the Corporation’s cash flow from operations will be adequate to meet all of its funding requirements for the foreseeable future. Market pricing terms were recently negotiated in our operating leases, management agreements and trademark and license agreements.

We anticipate that the Corporation will accumulate cash and expect that over time it will return cash to ESH REIT in order to fund the renovation, acquisition or construction of new hotels, the repayment of debt and for other corporate purposes. The Corporation may transfer cash to ESH REIT through the purchase of additional shares of Class A common stock, which would increase its ownership of ESH REIT and reduce the Company’s overall tax efficiency. The Corporation may also lend funds to ESH REIT through the execution of an unsecured intercompany credit facility. The covenants of any such unsecured intercompany credit facility would be expected to be customary for similar debt securities in light of then-prevailing market conditions. In accordance with existing restrictions under the ESH REIT revolving credit facility and 2014 Term Loan, any such credit facility would have an aggregate principal amount of no more than $200 million (up to $300 million allowed under the 2014 Term Loan), a maturity date which may not be earlier than 91 days after the ESH REIT revolving credit facility maturity date (as such date may be extended) or the 2014 Term Loan and be junior in right of payment to the ESH REIT revolving credit facility and 2014 Term Loan pursuant to a subordination agreement to be entered into. Entering into an unsecured intercompany credit facility and the terms of such credit facility are subject to a number of factors, and we may not enter into an intercompany credit facility at all.

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

ESH REIT

ESH REIT’s primary source of liquidity is lease rental income from the Operating Lessees. ESH REIT’s primary use of liquidity is fixed costs of ownership of the hotel properties, including interest expense, scheduled principal payments on its outstanding indebtedness, real estate taxes, property insurance expense and capital expenditures, including those capital expenditures related to our hotel reinvestment program, and the payment of dividends. In order to qualify and maintain its status as a REIT, ESH REIT must distribute annually to its shareholders an amount at least equal to:

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

We intend to make distributions of $0.15 per Paired Share per quarter, which we intend to make in respect of the Class B common stock of ESH REIT. In the event distributions in respect of the Class B common stock of ESH REIT are not sufficient to meet our expected distributions, the expected distributions may be completed through distributions in respect of the common stock of the Corporation using funds distributed to the Corporation in respect of the Class A common stock of ESH REIT, after allowance for tax, if any, on those funds. On July 31, 2014, the board of directors of ESH REIT declared a cash dividend of $0.15 per share for the second quarter of 2014 on its Class A and Class B common stock. The dividend is payable on August 28, 2014 to shareholders of record as of August 14, 2014. See “Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distribution Policies” in our combined annual report Form 10-K filed with the SEC on March 20, 2014 for a description of our distribution policies.

Due to REIT distribution requirements, ESH REIT has historically not accumulated significant amounts of cash and is not expected to do so in the future. As a result, we expect that ESH REIT will need to refinance all or a portion of its debt, including the 2012 Mortgage Loans and the 2014 Term Loan, on or before maturity. See “—Our Indebtedness—ESH REIT Mortgage Loan” and “—Our Indebtedness—ESH REIT Term Facility.” We cannot assure you that ESH REIT will be able to refinance any of its debt on attractive terms on or before maturity, on commercially reasonable terms or at all.

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

Comparison of Six Months Ended June 30, 2014 and June 30, 2013

We had unrestricted cash and cash equivalents of approximately $18.7 million and $105.0 million at June 30, 2014 and 2013, respectively. The following table summarizes the changes in our cash and cash equivalents as a result of operating, investing and financing activities for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
(in thousands)	2014	2013	Change
Cash provided by (used in):
Operating activities	$187,073	$167,157	$19,916
Investing activities	(192,617)	(163,319)	(29,298)
Financing activities	(36,278)	(2,136)	(34,142)
Effects of changes in exchange rate on cash and cash equivalents	104	(311)	415

Net (decrease) increase in cash and cash equivalents	$(41,718)	$1,391	$(43,109)

Cash Flows provided by Operating Activities

Cash flows provided by operating activities totaled approximately $187.1 million for the six months ended June 30, 2014 compared to approximately $167.2 million for the six months ended June 30, 2013, an increase of approximately $19.9 million. Cash flow from operations increased during the six months ended June 30, 2014 primarily due to additional cash generated by the improved hotel operating performance, specifically a 0.8% increase in occupancy and a 6.3% increase in ADR, which led to a 7.3% increase in RevPAR. Other changes during the six months ended June 30, 2014 included increases in non-cash adjustments related to the write-off of deferred financing costs and equity-based compensation.

Cash Flows used in Investing Activities

Cash flows used in investing activities totaled approximately $192.6 million for the six months ended June 30, 2014 compared to approximately $163.3 million for the six months ended June 30, 2013, an increase of approximately $29.3 million. Cash flows used in investing activities increased during the six months ended June 30, 2014 due to capital expenditures associated with the completion of Platinum renovations at 91 hotels during 2014 and due to increases in restricted cash associated with loan escrow accounts.

Cash Flows used in Financing Activities

Cash flows used in financing activities totaled approximately $36.3 million for the six months ended June 30, 2014 compared to approximately $2.1 million for the six months ended June 30, 2013, an increase of approximately $34.1 million. Cash flows used in financing activities increased due to an increase in dividends paid to ESH REIT’s Class B common shareholders, as well as the repayment of the remaining 2012 Mezzanine Loan balance, offset by proceeds from ESH REIT’s 2014 Term Loan.

Sources and Uses of Cash – ESH REIT

The following cash flow table and comparisons below are provided for ESH REIT.

Comparison of Six Months Ended June 30, 2014 and June 30, 2013

ESH REIT had unrestricted cash and cash equivalents of approximately $9.6 million and $104.6 million at June 30, 2014 and 2013, respectively. The following table summarizes the changes in ESH REIT’s cash and cash equivalents as a result of operating, investing and financing activities for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
(in thousands)	2014	2013	Change
Cash provided by (used in):
Operating activities	$149,402	$167,046	$(17,644)
Investing activities	(188,012)	(163,319)	(24,693)
Financing activities	29,563	(2,136)	31,699
Effects of changes in exchange rate on cash and cash equivalents	1	(311)	312

Net (decrease) increase in cash and cash equivalents	$(9,046)	$1,280	$(10,326)

Cash Flows provided by Operating Activities

Cash flows provided by operating activities total approximately $149.4 million for the six months ended June 30, 2014, compared to approximately $167.0 million for the six months ended June 30, 2013, a decrease of approximately $17.6 million. Cash flows provided by operating activities decreased during the six months ended June 30, 2013 due to the fact that during the six months ended June 30, 2013, the cash flows provided by operating activities of the Operating Lessees were owned by and consolidated with the cash flows provided by operating activities of ESH REIT.

Cash Flows used in Investing Activities

Cash flows used in investing activities totaled approximately $188.0 million for the six months ended June 30, 2014 compared to approximately $163.3 million for the six months ended June 30, 2013, an increase of approximately $24.7 million. Cash flows used in investing activities increased during the six months ended June 30, 2014 due to capital expenditures associated with the completion of Platinum renovations at 91 hotels during 2014, and due to increases in restricted cash associated with loan escrow accounts.

Cash Flows provided by (used in) Financing Activities

Cash flows provided by financing activities totaled approximately $29.6 million for the six months ended June 30, 2014, compared to a use of cash of approximately $2.1 million for the six months ended June 30, 2013, an increase of approximately $31.7 million. For the six months ended June 30, 2014, cash flows provided by financing activities consisted primarily of net proceeds received from Extended Stay America, Inc. related to ESH REIT’s and the Operating Lessees’ cash management agreements of approximately $123.3 million, as well as proceeds received from ESH REIT’s 2014 Term Loan of approximately $373.1 million, offset by the repayment of the remaining 2012 Mezzanine Loan balance and ESH REIT cash distributions with respect to its Class A and Class B common stock.

Capital Expenditures

We maintain each of our hotels in good repair and condition and in conformity with applicable laws and regulations. The cost of all improvements and significant alterations are generally made with cash flows from operations. During the six months ended June 30, 2014 and 2013, we incurred capital expenditures of approximately $85.7 million and $78.6 million, respectively. These capital expenditures were primarily made as a result of our hotel reinvestment program which remains ongoing. Funding for future capital expenditures is expected to be provided primarily from cash flow from operations or, to the extent necessary, the Corporation’s or ESH REIT’s revolving credit facilities. In 2014, we expect to incur total capital expenditures between $150.0 million and $170.0 million, including the amounts spent through the first and second quarters, consisting of hotel renovations, information technology-related projects and maintenance capital expenditures.

Hotel Reinvestment Program

Since the third quarter of 2011, we have been performing significant hotel renovations and room refreshes and have been executing a phased capital investment program across our portfolio in order to seek to drive incremental market share gains. This program is dedicated to seeking revenues through our Platinum renovation and Silver refresh programs to upgrade 635, or approximately 93%, of our hotels. We have developed a methodology for selecting specific hotels for our reinvestment program by evaluating potential returns based on multiple market and property specific variables. We created two levels of investment: the more extensive Platinum renovation package and the more limited Silver refresh package. Prior to executing either package at a hotel, management determines whether, in its view, the selected level of capital investment is likely to result in incremental revenues and profits and achieve a return on investment that would meet our return criteria.

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

In order to incorporate the results of previous investments into our decision making process, we have undertaken the reinvestment program in phases. As of June 30, 2014, we have substantially completed Platinum renovations at 321 hotels and are in the process of implementing Platinum renovations at 61 additional hotels. Furthermore, we have completed Silver refreshes at 253 additional hotels. Given the more extensive nature of a Platinum renovation, a longer ramp-up time is expected in order to reach stabilization at post-renovation performance levels for Platinum renovations than for Silver refreshes.

The following table summarizes our projects that have been completed or are in process as of June 30, 2014:

Scope of Work	Number of Hotels	Expected Timing	Total Expected Cost (in millions)	Total Expected Remaining Cost (in millions)	Cumulative Costs Incurred through June 30, 2014 (in millions)
Hotel renovation (Platinum)	382	Q3 2011–Q1 2015	$390.2	$64.5	$325.7
Room refresh (Silver)	253	Q4 2011–Q3 2013	41.5	—	41.5

Total	635		$431.7	$64.5	$367.2

We believe that our capital investments are driving incremental market share at our renovated properties. We evaluate our hotel reinvestment program by calculating the ADR, occupancy, RevPAR and RevPAR Index(1) performance of our renovated hotels. In general, it takes approximately three months to complete a Platinum hotel renovation (period from commencement to completion of renovations, the “Renovation Period” or the “Displacement Period”), during which we experience temporary disruption and weakened performance at the hotel. Following the Displacement Period, it typically takes an additional three months for the hotel to return to occupancy levels approximating Pre-Renovation Period levels (such three-month period, the “Ramp-Up Period”). In order to better analyze the improvements associated with our investments, we have developed a methodology that adjusts for the impact of the temporary disruption associated with both the Displacement and Ramp-Up Periods. In particular, we compare the performance over a twelve month period starting the month after the completion of the Ramp-Up Period (the “Post-Renovation Period”) to the performance over a twelve-month period ending the month prior to the commencement of the renovations (the “Pre-Renovation Period”).

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

As of June 30, 2014, we owned 172 hotels for which we had results for the Post-Renovation Period. These 172 hotels demonstrated RevPAR growth of 19.7% and RevPAR Index growth of 8.8% in the Post-Renovation Period as compared to the Pre-Renovation Period. Furthermore, the majority of the growth was achieved through increases in ADR, which grew 21.2% over the time period. The following table shows a summary of the results of the 172 hotels for which we had Post-Renovation results of as June 30, 2014.

	Pre-Renovation Period	Post-Renovation Period	Post-Renovation Change %
Occupancy	75.1%	74.2%	(1.2)%
ADR	$54.86	$66.48	21.2%
RevPAR	$41.28	$49.42	19.7%
RevPAR Index	87.2	94.9	8.8%

While we attribute this growth primarily to our capital reinvestment program, we also believe that this improvement has benefited from the implementation of our other initiatives including our rebranding, increased marketing and service initiatives. Although we have already begun to realize the benefits of these initiatives, we expect that a significant amount of the return from our capital investments will be realized in the future. In addition, we believe we will have further opportunities to expand our hotel reinvestment program as we upgrade additional hotels.

Rebranding

We own and operate substantially all of our hotels under the core Extended Stay America brand and during 2013 completed a rebranding program to consolidate the remaining hotels that were operated under the former brand portfolio of Homestead Studio Suites, Studio Plus and Extended Stay Deluxe under this single brand. During the six months ended June 30, 2013, we incurred costs of approximately $5.7 million on global rebranding, which are recorded as general and administrative expenses.

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

As of June 30, 2014, the outstanding balance drawn on the Corporation revolving credit facility was $0 and the amount of borrowing capacity under the facility was $50.1 million, reduced from $75.0 million due to $24.9 million of letters of credit outstanding.

In addition to paying interest on any outstanding principal under the Corporation revolving credit facility, the Corporation is required to pay a commitment fee in respect of unutilized commitments. If 50.0% or more of the facility is drawn, the commitment fee is 0.175%, while if less than 50.0% of the facility is drawn, such fee is 0.35%. The Corporation is also required to pay customary letter of credit fees and agency fees.

If at any time outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Corporation revolving credit facility exceed the lenders’ commitments at such time, the Corporation will be required to repay outstanding loans or cash collateralize letters of credit at 105% in an aggregate amount equal to such excess, with no reduction of the commitment amount.

The Corporation’s obligations under the Corporation revolving credit facility are guaranteed by its existing and future direct and indirect domestic subsidiaries (with certain exceptions, including, but not limited to, ESH REIT and its subsidiaries and certain other entities that may not provide guarantees pursuant to the 2012 Mortgage Loan and 2014 Term Loan). The Corporation revolving credit facility is secured by a first-priority security interest in substantially all of the assets of the Corporation and the guarantors under the facility (with certain exceptions).

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

If any loans or obligations are outstanding during any fiscal quarter, the Corporation revolving credit facility requires that the Consolidated Leverage Ratio, as defined, calculated as of the end of such fiscal quarter, be less than or equal to 9.0 to 1.0 for fiscal quarters ended on or before December 31, 2015 and 8.75 to 1.0 for fiscal quarters ended on or after January 1, 2016. Further, if loans or obligations are outstanding during any calendar month, the Corporation revolving credit facility requires that the Debt Yield and the Adjusted Debt Yield, each as defined, not be less than 9.0% as of the last day of such calendar month.

In order to avoid a Trigger Event or an Adjusted Trigger Event, each as defined, the Corporation revolving credit facility requires a Debt Yield and an Adjusted Debt Yield of at least 11.5% during the first year of the facility, increasing to 12.0% on and after November 18, 2014. The occurrence of a Trigger Event or an Adjusted Trigger Event would require the Corporation to repay the outstanding facility balance and would restrict its ability to make additional borrowings. As of June 30, 2014, the Debt Yield and Adjusted Debt Yield were 19.9% and 17.3%, respectively, and no Trigger Event or Adjusted Trigger Event had occurred.

Corporation Mandatorily Redeemable Preferred Stock

The Corporation has authorized 350.0 million shares of preferred stock, par value $0.01 per share, of which 21,202 shares of mandatorily redeemable voting preferred stock were issued and outstanding as of June 30, 2014. Dividends on the preferred shares are payable quarterly in arrears at a rate of 8.0% per year. With respect to dividend, distribution and liquidation rights, the 8.0% voting preferred stock ranks senior to the Corporation’s common stock. Holders of the 8.0% voting preferred stock are generally entitled to one vote for each share and will vote together with the Corporation common stock as a single class on all matters that the Corporation’s common shareholders are entitled to vote upon. On or after November 15, 2018, a holder of the 8.0% voting preferred stock has the right to require the Corporation to redeem in cash the 8.0% voting preferred stock at $1,000 per share plus any accumulated but unpaid dividends. On November 15, 2020, the Corporation shall mandatorily redeem all of the 8.0% voting preferred stock at $1,000 per share plus any accumulated but unpaid dividends.

Due to the fact that the current outstanding preferred stock is mandatorily redeemable by the Corporation, it is classified as a liability. Dividends on the shares of mandatorily redeemable preferred stock are classified as interest expense.

ESH REIT Mortgage Loan

On November 30, 2012, ESA P Portfolio LLC, ESA P Portfolio MD Borrower LLC, ESA Canada Properties Borrower LLC, ESH/TN Properties LLC (each a subsidiary of ESH REIT and collectively, the “Mortgage Borrower”) entered into an approximately $2.52 billion mortgage loan comprised of three components (the “2012 Mortgage Loan”), which is governed by that certain Loan Agreement, dated as of November 30, 2012, by and among the Mortgage Borrower, certain affiliates of the Mortgage Borrower, JPMorgan Chase Bank, National Association, German American Capital Corporation, Citigroup Global Markets Realty Corp., Bank of America, N.A. and Goldman Sachs Mortgage Company (as amended, the “MLA”). Component A is comprised of five subcomponents, each with varying floating interest rates and a collective weighted average interest rate of LIBOR plus approximately 2.1% and a total balance of $349.8 million and a maturity date of December 1, 2014, with three one-year extension options. Components B and C have fixed interest rates of approximately 3.4% and 4.1%, total balances of $350.0 million and $1,820.0 million and maturity dates of December 1, 2017 and December 1, 2019, respectively.

As of June 30, 2014, the outstanding balance on the 2012 Mortgage Loan was approximately $2,519.8 million. The 2012 Mortgage Loan requires monthly interest-only payments of approximately $7.8 million due on the first day of each calendar month. Each component of the 2012 Mortgage Loan has amounts that are freely prepayable. The below table shows freely prepayable amounts and prepayment penalties under the 2012 Mortgage Loan.

	Mortgage Loan ($ in millions)
	Component A		Component B		Component C
	Freely Prepayable	Prepayment Penalty(1)	Freely Prepayable	Prepayment Penalty(1)(2)	Freely Prepayable	Prepayment Penalty(1)(2)
Prior to January 2, 2014	$52.5	3.0%	$157.5	N/A(3)	$157.5	N/A(3)
January 2, 2014 to July 1, 2014	52.5	1.0%	157.5	Greater of 1.0% or Yield Maintenance	157.5	Greater of 1.0% or Yield Maintenance
July 2, 2014 to January 1, 2015	349.8	0.0%	157.5	Greater of 1.0% or Yield Maintenance	157.5	Greater of 1.0%or Yield Maintenance
January 2, 2015 to July 1, 2015	349.8	0.0%	350.0	0.0%	157.5	Greater of 1.0% or Yield Maintenance
July 2, 2015 to January 1, 2016	349.8	0.0%	350.0	0.0%	157.5	Greater of 1.0% or Yield Maintenance
After January 2, 2016	349.8	0.0%	350.0	0.0%	1,820.0	0.0%

(1)	Prepayment penalty applies to the amount in excess of freely prepayable amounts.
(2)	Yield Maintenance, calculated as set forth in the 2012 Mortgage Loan, means the excess of (i) the sum of the present values of the scheduled payments of interest and principal to be made with respect to the portion of the Component being prepaid (in excess of the freely payable portion) over (ii) the principal amount of the Component being prepaid (in excess of the freely prepayable portion).
(3)	Voluntary prepayment in excess of the freely payable amount was not permitted prior to January 2, 2014.

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

The occurrence of an Event of Default, a Debt Yield Trigger Event (a Debt Yield, as defined, of less than 9.0%) or a Guarantor Bankruptcy Event triggers a Cash Trap Event, as defined. During the period of a Cash Trap Event, any excess cash flow, after all monthly requirements (including the payment of management fees and operating expenses) are fully funded, is held by the loan service agent as additional collateral for the 2012 Mortgage Loan. As of June 30, 2014, no notice of a Cash Trap Event having been triggered had been received as the Mortgage Borrower’s Debt Yield was 20.3%.

A right of contribution agreement provides that if any funds of the Corporation are needed and used to service ESH REIT’s obligations under the 2012 Mortgage Loan, such as in the case of a Cash Trap Event, ESH REIT shall be obligated to reimburse the Corporation, with interest, for the amount of any such funds that were applied for this purpose as soon as permitted under the 2012 Mortgage Loan. Interest shall accrue on ESH REIT’s reimbursement obligation at the relevant applicable federal rate as determined under Section 1274(d) of the Code. In lieu of cash payment, the Corporation may elect, at its option, to receive payment in the form of additional shares of Class A common stock of ESH REIT of an equivalent value.

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

ESH REIT Term Facility

ESH REIT and certain of its subsidiaries entered into a $375.0 million term loan facility (the “2014 Term Loan”) on June 23, 2014. Subject to certain conditions, the principal amount of the 2014 Term Loan may be increased from time to time up to an amount which would not cause the Consolidated Leverage Ratio, as defined, to exceed 5.25 to 1.0. Loans under the 2014 Term Loan bear interest at a rate equal to (i) LIBOR (subject to a floor of 0.75%) plus 4.25%, or (ii) a base rate (determined by reference to the highest of (1) the prime lending rate, (2) the overnight federal funds rate plus 0.5% or (3) the one-month adjusted LIBOR rate (subject to a floor of 0.75%) plus 1.0%), plus 3.25%. The principal amount of the loan is due and payable on June 24, 2019, though the 2014 Term Loan may be extended with the consent of the extending lenders. There is no scheduled amortization on the 2014 Term Loan; however, subject to certain exceptions, mandatory prepayments are required up to 50% of Excess Cash Flow, based on ESH REIT’s Consolidated Leverage Ratio, as defined.

As of June 30, 2014, the outstanding balance of the 2014 Term Loan was approximately $373.1 million, net of an unamortized discount of approximately $1.9 million.

Obligations under the 2014 Term Loan are guaranteed by certain of ESH REIT’s existing and future direct and indirect domestic subsidiaries (with certain exceptions, including certain entities that may not provide guarantees pursuant to the 2012 Mortgage Loan). The 2014 Term Loan is secured by a first-priority security interest in substantially all of the assets of ESH REIT and the guarantors under the facility on a pari passu basis with the ESH REIT revolving credit facility (with certain exceptions, including certain entities that may not be pledged of pursuant to the 2012 Mortgage Loan) subject to an intercreditor agreement that, among other things, provides for priority in favor of ESH REIT’s revolving credit facility under certain circumstances.

ESH REIT has the option to voluntarily repay outstanding loans at any time upon three business days’ prior written notice (for LIBOR loans) or same-day notice (for base rate loans). In addition to customary “breakage” costs with respect to LIBOR loans, prepayment penalties include: (a) prior to June 24, 2015, a make whole premium equal to the sum of the present value at such date, computed using a discount rate equal to the Treasury Rate plus 50 basis points, of all interest that would accrue on the portion of the loans being prepaid from such date to and including June 23, 2015, and an amount equal to 2.0% of the aggregate principal amount repaid; (b) on or after June 24, 2015 but on or prior to December 24, 2015, 2.0% of the aggregate principal amount repaid; and (c) on or after December 24, 2015 but prior to June 24, 2016, 1.0% of the aggregate principal amount repaid. Repayments on or after June 24, 2016 require no prepayment penalties.

The 2014 Term Loan contains a number of covenants that, among other things and subject to certain exceptions, restrict ESH REIT’s ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends and make other restricted payments, engage in transactions with ESH REIT’s affiliates, sell all or substantially all of their assets, merge and create liens. The 2014 Term Loan also contains certain customary affirmative covenants and events of default.

During a Trigger Event, an Adjusted Trigger Event, a Default or an Event of Default, each as defined in the 2014 Term Loan, ESH REIT will be restricted from making cash dividends, subject to certain exceptions.

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

On December 27, 2013, ESH REIT repaid $445.0 million of the 2012 Mezzanine Loans. Repayment consisted of approximately $206.0 million of the 2012 Mezzanine A Loan, approximately $136.0 million of the 2012 Mezzanine B Loan and approximately $103.0 million of the 2012 Mezzanine C Loan. In connection with the December 27, 2013 repayment, ESH REIT incurred approximately $25.2 million of debt extinguishment and other costs in connection with these prepayments, composed of prepayment penalties of approximately $13.4 million, the write-off of unamortized deferred financing costs of approximately $10.9 million and other costs of approximately $0.9 million.

On June 23, 2014, using principally all the net proceeds from its 2014 Term Loan, ESH REIT repaid the remaining outstanding balance of $365.0 million of its 2012 Mezzanine Loans. Repayment consisted of approximately $169.0 million of the 2012 Mezzanine A Loan, approximately $111.5 million of the 2012 Mezzanine B Loan, and approximately $84.5 million of the 2012 Mezzanine C Loan. During the three and six months ended June 30, 2014, ESH REIT incurred approximately $9.4 million of debt extinguishment and other costs in connection with the 2012 Mezzanine Loan prepayments, consisting of prepayment penalties and other costs of approximately $4.3 million and the write-off of unamortized deferred financing costs of approximately $5.1 million.

Debt extinguishment costs are included as a component of interest expense in the Company’s accompanying consolidated and combined statements of operations.

Prior to repayment, the Mezzanine A Loan had a fixed interest rate per annum of approximately 8.3%, and a maturity date of December 1, 2019, the Mezzanine B Loan had a fixed interest rate per annum of approximately 9.6%, and a maturity date of December 1, 2019, and the Mezzanine C Loan had a fixed interest rate per annum of approximately 11.5%, and a maturity date of December 1, 2019.

Each of the 2012 Mezzanine Loans was subject to similar CMA requirements and loan covenants generally as described above for the 2012 Mortgage Loan. The terms of the 2012 Mezzanine Loans tracked, in all material respects, those set forth in the 2012 Mortgage Loan Documents with the exception of typical distinctions made between mortgage loans and mezzanine loans. Certain investment funds of the Sponsors held of $37.2 million of the 2012 Mezzanine Loans as of December 31, 2013.

Voluntary prepayments by a Mezzanine Borrower created an obligation of the other Mezzanine Borrowers to make corresponding pro rata prepayments on their respective Mezzanine Loans. On November 18, 2013, the Corporation assumed the obligations of the guarantor under a customary recourse carveout guaranty pursuant to which the Corporation guaranteed (a) under certain limited circumstances, losses related to the 2012 Mezzanine Loans plus enforcement costs incurred by the mezzanine lenders and (b) under certain other limited circumstances, repayment of the 2012 Mezzanine Loans up to an aggregate liability under this clause (b) of $108.0 million plus enforcement costs.

ESH REIT Revolving Credit Facility

ESH REIT entered into a revolving credit facility on November 18, 2013. The ESH REIT revolving credit facility permits borrowings up to $250.0 million by ESH REIT. Subject to the satisfaction of certain criteria, ESH REIT is able to request to increase the facility to an amount up to $350.0 million at any time. The facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, in an amount up to $20.0 million. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (1) the prime lending rate, (2) the overnight federal funds rate plus 0.5% or (3) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.00% for base rate loans and 3.00% for LIBOR loans. There is no scheduled amortization under the facility; the principal amount is due and payable on November 18, 2016, subject to a one-year extension option.

As of June 30, 2014, the outstanding balance drawn on the facility was $28.0 million and the amount of borrowing capacity under the ESH REIT revolving credit facility was $222.0 million.

In addition to paying interest on outstanding principal under the facility, ESH REIT is required to pay a commitment fee in respect of unutilized commitments. If 50.0% or more of the facility is drawn, the commitment fee is 0.175%, while if less than 50.0% of the facility is drawn, such fee will be 0.35%. ESH REIT is also required to pay customary letter of credit fees and agency fees.

If at any time outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the ESH REIT revolving credit facility exceed the lenders’ commitments at such time, ESH REIT will be required to repay outstanding loans or cash collateralize letters of credit at 105% in an aggregate amount equal to such excess, with no reduction of the commitment amount.

ESH REIT’s obligations under the facility are guaranteed by its existing and future direct and indirect domestic subsidiaries (with certain exceptions, including certain entities that may not provide guarantees pursuant to the 2012 Mortgage Loan). The ESH REIT revolving credit facility is secured by a first-priority security interest in substantially all of the assets of ESH REIT and the guarantors under the facility (with certain exceptions, including certain entities that may not be pledged of pursuant to the 2012 Mortgage Loan).

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

If any loans or obligations are outstanding during any fiscal quarter, the ESH REIT revolving credit facility requires that the Consolidated Leverage Ratio, as defined, calculated as of the end of such fiscal quarter, be less than or equal to 9.25 to 1.0 for fiscal quarters ended on or before December 31, 2015 and 9.00 to 1.0 for fiscal quarters ended on or after January 1, 2016. Further, if loans or obligations are outstanding during any calendar month, the ESH REIT revolving credit facility requires that the Debt Yield or the Adjusted Debt Yield, each as defined, not be less than 9.0% as of the last day of such calendar month.

In order to avoid a Trigger Event or an Adjusted Trigger Event, each as defined, the ESH REIT revolving credit facility requires a Debt Yield and an Adjusted Debt Yield of at least 11.0% during the first year of the facility, increasing to 11.5% on and after November 18, 2014. The occurrence of a Trigger Event or an Adjusted Trigger Event would require ESH REIT to repay the outstanding facility balance and would restrict its ability to make additional borrowings. As of June 30, 2014, the Debt Yield and Adjusted Debt Yield were 20.1% and 17.5%, respectively, and no Trigger Event or Adjusted Trigger Event had occurred.

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

Recent Accounting Pronouncements

Contractual Revenue—In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which amends existing revenue recognition accounting standards. The update is based on the principle that revenue is recognized when an entity transfers goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated accounting standard also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The updated accounting standard is effective for annual reporting periods beginning after December 15, 2016, and shall be applied using one of two retrospective application methods. Early adoption is not permitted. The Company and ESH REIT are currently in the process of evaluating the impact of adoption of the updated accounting standard on their financial statements, but do not expect its impact to be material.

Reporting Discontinued Operations—In April 2014, the FASB issued an accounting standards update which modified the definition of discontinued operations and requires that only disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results be reported as discontinued operations in the financial statements. This updated accounting standard is effective for all disposals (or classifications as held for sale) of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. The Company and ESH REIT adopted this guidance as of January 1, 2014, and it did not have a material effect on their financial statements. This guidance is expected to result in reporting discontinued operations less frequently than the previous accounting standard.

Income Taxes—In July 2013, the FASB issued an accounting standards update which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This updated accounting standard is effective for fiscal and interim reporting periods beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. The adoption of this guidance did not have a material effect on the Company’s or ESH REIT’s financial statements.

Cumulative Translation Adjustment—In March 2013, the FASB issued an accounting standards update that indicates when the cumulative translation adjustment (“CTA”) related to an entity’s investment in a foreign entity should be released to earnings. The CTA should be released when an entity sells a foreign subsidiary or a group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in a foreign entity. The CTA should also be released when an entity no longer has a controlling financial interest in an investment in a foreign entity. This updated accounting standard is effective for fiscal and interim reporting periods beginning after December 15, 2013 and shall be applied prospectively. The adoption of this guidance did not have a material effect on the Company’s or ESH REIT’s financial statements.

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

The Corporation

The Corporation has minimal exposure to market risk from changes in interest rates because as of June 30, 2014, the Corporation had no variable rate debt since there were no outstanding amounts drawn on its revolving credit facility.

ESH REIT

As of June 30, 2014, approximately $751.0 million of ESH REIT’s outstanding indebtedness of approximately $2.9 billion had a variable rate of interest. As of June 30, 2014, subsidiaries of ESH REIT are counterparties to an interest rate cap on one-month LIBOR at 3.0% with a $350.0 million notional amount and a maturity date the same as that of 2012 Mortgage Loan Component A. If market rates of interest on ESH REIT’s variable rate debt fluctuate by 1.0%, interest expense would increase or decrease, depending on the rate movement, ESH REIT’s future earnings and cash flows by approximately $5.3 million annually, assuming that the amount outstanding under ESH REIT’s variable rate debt remains at approximately $751.0 million, the balance as of June 30, 2014.

As of June 30, 2014, less than 2.0% of the value of ESH REIT’s hotels are owned outside the United States. ESH REIT has exposure to market risk from changes in foreign currency exchange rates for its Canadian hotels and their portion of ESH REIT’s U.S. dollar denominated debt. A fluctuation of 1.0% in the exchange rate between the U.S. dollar and the Canadian dollar would result in a foreign currency transaction gain or loss of approximately $0.3 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation

As of June 30, 2014, the Corporation reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of the Corporation, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded that the disclosure controls and procedures of the Corporation were effective to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of the Corporation, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

ESH REIT

As of June 30, 2014, ESH REIT reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of ESH REIT, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of ESH REIT concluded that the disclosure controls and procedures of ESH REIT were effective to ensure that information required to be disclosed in the reports that ESH REIT files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of ESH REIT, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

The Corporation

There were no changes in the Corporation’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Subsequent to the end of the Corporation’s second quarter, Peter Crage, Chief Financial Officer of the Corporation, resigned from the Corporation effective July 31, 2014. Jonathan Halkyard, the Corporation’s Chief Operating Officer, was appointed as the Corporation’s Interim Chief Financial Officer effective August 1, 2014 until a permanent replacement for Mr. Crage has been appointed by the Corporation.

ESH REIT

There were no changes in ESH REIT’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, ESH REIT’s internal control over financial reporting.

Subsequent to the end of the ESH REIT’s second quarter, Peter Crage, Chief Financial Officer of ESH REIT, resigned from ESH REIT effective July 31, 2014. Jonathan Halkyard, the Corporation’s Chief Operating Officer, was appointed as ESH REIT’s Interim Chief Financial Officer effective August 1, 2014 until a permanent replacement for Mr. Crage has been appointed by ESH REIT.

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

Item 6.	Exhibits

Exhibit No.	Description

10.1	Credit Agreement, dated as of June 23, 2014, among ESH Hospitality, Inc., as borrower, the several lenders from time to time parties thereto, Goldman Sachs Bank USA, Citigroup Global Markets Inc., Deutsche Bank Securities, Inc. and J.P. Morgan Securities LLC, as syndication agents and Goldman Sachs Bank USA, as administrative agent (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed March 20, 2014, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer of Extended Stay America, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Extended Stay America, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Executive Officer of ESH Hospitality, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of the Chief Financial Officer of ESH Hospitality, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer of Extended Stay America, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Executive Officer and the Chief Financial Officer of ESH Hospitality, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Section 13(r) disclosure

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit No.	Description

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith, XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

EXTENDED STAY AMERICA, INC.

Date: July 31, 2014	By:	/s/ James L. Donald
James L. Donald
Chief Executive Officer

Date: July 31, 2014	By:	/s/ Peter J. Crage
Peter J. Crage
Chief Financial Officer

ESH HOSPITALITY, INC.

Date: July 31, 2014	By:	/s/ James L. Donald
James L. Donald
Chief Executive Officer

Date: July 31, 2014	By:	/s/ Peter J. Crage
Peter J. Crage
Chief Financial Officer