Form 10-Q
period 2014-09-30
Extended Stay America, Inc.; ESH Hospitality, Inc.
filed 2014-11-07
CIK 1581164, 1507563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

204,627,256 shares of common stock, par value $0.01 per share, of Extended Stay America, Inc., which are attached to and traded together with 204,627,256 shares of Class B common stock, par value $0.01 per share, of ESH Hospitality, Inc., and 250,303,494 shares of Class A common stock, par value $0.01 per share, of ESH Hospitality, Inc., were all outstanding as of October 31, 2014.

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

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS

PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $575,824 and $439,371	$4,094,166	$4,127,317
RESTRICTED CASH	161,105	47,339
CASH AND CASH EQUIVALENTS	20,431	60,457
INTANGIBLE ASSETS - Net of accumulated amortization of $5,470 and $4,440	32,000	33,030
GOODWILL	55,633	55,633
DEFERRED FINANCING COSTS - Net of accumulated amortization of $20,953 and $11,313	40,283	51,251
ACCOUNTS RECEIVABLE - Net of allowance for doubtful accounts of $2,461 and $1,404	34,265	21,566
OTHER ASSETS	70,508	53,094

TOTAL ASSETS	$4,508,391	$4,449,687

LIABILITIES AND EQUITY

LIABILITIES:
Mortgage loans payable	$2,518,049	$2,519,843
Term loan facility payable - Net of discount of $1,774 and $0	373,226	—
Mezzanine loans payable	—	365,000
Revolving credit facilities	—	20,000
Mandatorily redeemable preferred stock—$0.01 par value, $1,000 redemption value, 8.0%, 350,000,000 shares authorized, 21,202 shares issued and outstanding as of September 30, 2014 and December 31, 2013	21,202	21,202
Accounts payable and accrued liabilities	185,486	175,122
Deferred tax liabilities	18,025	7,312

Total liabilities	3,115,988	3,108,479

COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY:
Common stock - $0.01 par value, 3,500,000,000 shares authorized, 204,627,256 and 204,787,500 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	2,048	2,048
Additional paid in capital	778,185	772,359
Retained earnings (accumulated deficit)	72,138	(25,763)
Accumulated foreign currency translation	(4,459)	(4,068)

Total Extended Stay America, Inc. shareholders’ equity	847,912	744,576
Noncontrolling interests	544,491	596,632

Total equity	1,392,403	1,341,208

TOTAL LIABILITIES AND EQUITY	$4,508,391	$4,449,687

See accompanying notes to unaudited condensed consolidated and combined financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

REVENUES:
Room revenues	$333,970	$308,077	$917,286	$849,654
Other hotel revenues	4,583	5,297	13,497	13,562
Management fees, license fees and other revenues	—	279	—	830

Total revenues	338,553	313,653	930,783	864,046

OPERATING EXPENSES:
Hotel operating expenses	159,125	144,931	448,253	408,019
General and administrative expenses	19,579	24,534	64,227	68,678
Depreciation and amortization	47,124	42,669	139,401	124,523
Gain on sale of hotel properties	(864)	—	(864)	—
Managed property payroll expenses	—	185	—	565
Restructuring expenses	—	—	—	605
Acquisition transaction expenses	—	—	—	110
Impairment of long-lived assets	—	1,942	—	3,330

Total operating expenses	224,964	214,261	651,017	605,830

OTHER INCOME	1	643	272	659

INCOME FROM OPERATIONS	113,590	100,035	280,038	258,875

OTHER NON-OPERATING EXPENSE	1,058	—	2,837	—
INTEREST EXPENSE, NET	33,377	53,010	116,464	157,851

INCOME BEFORE INCOME TAX EXPENSE	79,155	47,025	160,737	101,024

INCOME TAX EXPENSE	18,970	447	38,187	2,990

NET INCOME	60,185	46,578	122,550	98,034

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(16,310)	(422)	(24,649)	(860)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS OR MEMBERS	$43,875	$46,156	$97,901	$97,174

NET INCOME PER COMMON SHARE - BASIC	$0.22	$0.27	$0.48	$0.57

NET INCOME PER COMMON SHARE - DILUTED	$0.21	$0.27	$0.48	$0.56

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	203,593	170,433	203,449	170,387

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	204,540	171,825	204,492	171,855

See accompanying notes to unaudited condensed consolidated and combined financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

NET INCOME	$60,185	$46,578	$122,550	$98,034
FOREIGN CURRENCY TRANSLATION	(2,462)	125	(574)	(200)

COMPREHENSIVE INCOME	57,723	46,703	121,976	97,834
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(15,391)	(407)	(24,466)	(860)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS OR MEMBERS	$42,332	$46,296	$97,510	$96,974

See accompanying notes to unaudited condensed consolidated and combined financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(In thousands)

(Unaudited)

	Members’ Capital	Retained Earnings	Accumulated Foreign Currency Translation	Total Members’ Equity	Noncontrolling Interests	Total Equity
BALANCE - January 1, 2013	$744,524	$5,010	$124	$749,658	$3,157	$752,815
Net income	—	97,174	—	97,174	860	98,034
Foreign currency translation	—	—	(200)	(200)	—	(200)
HVM distributions	—	—	—	—	(2,023)	(2,023)
ESH REIT common distributions	—	(18,400)	—	(18,400)	—	(18,400)
ESH REIT preferred distributions	—	(8)	—	(8)	—	(8)
Equity-based compensation	3,388	—	—	3,388	—	3,388

BALANCE - September 30, 2013	$747,912	$83,776	$(76)	$831,612	$1,994	$833,606

	Common Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Foreign Currency Translation	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - January 1, 2014	204,788	$2,048	$772,359	$(25,763)	$(4,068)	$744,576	$596,632	$1,341,208
Net income	—	—	—	97,901	—	97,901	24,649	122,550
Foreign currency translation	—	—	—	—	(391)	(391)	(183)	(574)
ESH REIT common distributions	—	—	—	—	—	—	(77,946)	(77,946)
ESH REIT preferred distributions	—	—	—	—	—	—	(8)	(8)
Equity-based compensation	(161)	—	5,826	—	—	5,826	1,347	7,173

BALANCE - September 30, 2014	204,627	$2,048	$778,185	$72,138	$(4,459)	$847,912	$544,491	$1,392,403

See accompanying notes to unaudited condensed consolidated and combined financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013

OPERATING ACTIVITES:
Net income	$122,550	$98,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	138,371	123,493
Foreign currency transaction loss	2,837	—
Amortization and write-off of deferred financing costs and debt discount	16,291	9,161
Amortization of intangible assets	1,030	1,030
Amortization of above-market ground leases	(101)	(102)
Loss on disposal of property and equipment	2,711	2,303
Gain on sale of hotel properties	(864)	—
Impairment of long-lived assets	—	3,330
Equity-based compensation	7,173	3,388
Deferred income tax expense (benefit)	10,713	(77)
Changes in assets and liabilities:
Accounts receivable, net	(12,742)	(10,919)
Other assets	(2,037)	1,275
Accounts payable and accrued liabilities	17,395	45,069

Net cash provided by operating activities	303,327	275,985

INVESTING ACTIVITIES:
Purchases of property and equipment	(125,892)	(117,842)
Proceeds from sale of hotel properties, net	3,223	—
Increase in restricted cash	(113,822)	(86,090)
Proceeds from insurance recoveries	7,272	944
(Increase) decrease in cash collateral related to insurance reserves	(17,416)	7,849

Net cash used in investing activities	(246,635)	(195,139)

FINANCING ACTIVITES:
Principal payments on mortgage loans	(1,794)	(187)
Principal payments on mezzanine loans	(365,000)	—
Proceeds from term loan facility, net of discount	373,125	—
Payment of deferred financing costs	(5,222)	(107)
Proceeds from revolving credit facilities	210,000	—
Payments on revolving credit facilities	(230,000)	—
ESH REIT common distributions	—	(18,400)
ESH REIT preferred distributions	(8)	(8)
Distributions to noncontrolling interests	(77,754)	(2,023)

Net cash used in financing activities	(96,653)	(20,725)

CHANGES IN CASH AND CASH EQUIVALENTS DUE TO CHANGES IN FOREIGN
CURRENCY EXCHANGE RATES	(65)	(191)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(40,026)	59,930
CASH AND CASH EQUIVALENTS - Beginning of period	60,457	103,582

CASH AND CASH EQUIVALENTS - End of period	$20,431	$163,512

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$88,045	$137,631

Income tax payments - net of refunds of $219 and $76	$28,478	$1,151

NONCASH INVESTING ACTIVITY:
Capital expenditures included in accounts payable and accrued liabilities	$14,064	$8,494

See accompanying notes to unaudited condensed consolidated and combined financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013, AND FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2014 AND 2013

(Unaudited)

1. BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION AND COMBINATION

Extended Stay America, Inc. (the “Corporation”) was incorporated in the state of Delaware on July 8, 2013. Prior to November 2013, the Corporation had no operations. ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. The formation of the Corporation and the conversion of ESH REIT into a Delaware corporation were completed as part of the Pre-IPO Transactions, defined and discussed below, and in contemplation of the Corporation’s and ESH REIT’s initial public offering. Subsequent to the Pre-IPO Transactions, the Corporation holds all of the issued and outstanding Class A common stock of ESH REIT, which represents approximately 55% of the outstanding common stock of ESH REIT. Due to its controlling interest in ESH REIT, the Corporation consolidates the financial position, results of operations, comprehensive income and cash flows of ESH REIT. The term, “the Company,” as used herein refers to the Corporation and ESH REIT and their subsidiaries presented on a consolidated and combined basis.

As of September 30, 2014 and December 31, 2013, the Company and ESH REIT owned and operated 679 and 681 hotel properties, respectively, in 44 U.S. states consisting of approximately 75,500 and 75,700 rooms, respectively, and three hotels in Canada consisting of approximately 500 rooms. The majority of hotels are operated under the core brand name Extended Stay America. Three Canadian hotels operate under the brand name Extended Stay Canada and 47 hotels are operated under the brand name Crossland Economy Studios.

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

The hotels were leased by ESH Hospitality LLC’s taxable REIT subsidiaries (the “Operating Lessees”) which contracted with HVM LLC (“HVM”), a separate, independently owned hotel management and administrative services company, to manage the hotels and provide certain other administrative services. HVM was indirectly owned by individuals who were each active in the business of HVM and was managed by an entity indirectly owned by employees of the Sponsors. The brand names were owned by a subsidiary of ESH Strategies LLC (“ESH Strategies”), a Delaware limited liability company that licensed the brand names to the Operating Lessees. ESH Strategies (together with ESH Hospitality LLC, the Company’s predecessor) was directly owned by ESH Hospitality Strategies Holdings LLC (“Strategies Holdings”), a Delaware limited liability company, whose members were substantially the same investment funds as those that owned Holdings.

The Pre-IPO Transactions

The Pre-IPO Transactions, which were completed in November 2013, restructured and reorganized the then-existing businesses and entities prior to the Corporation’s and ESH REIT’s initial public offering, and consisted primarily of the following:

•	Holdings distributed 96.5% of the common stock of ESH REIT to the holders of Class A Units in Holdings and retained the remaining shares, which were subsequently paired with Corporation common stock and distributed as described below; the common stock of ESH REIT was recapitalized into two classes of common stock: Class A common stock and Class B common stock.

•	The Sponsors acquired the Corporation for a nominal fee.

•	ESH REIT transferred the Operating Lessees to newly-formed, wholly-owned subsidiaries of the Corporation; in connection with the transfer of 1.0% of the Operating Lessees, the Corporation paid ESH REIT approximately $1.6 million and the operating leases were amended to reflect then current fair market value terms.

•	A newly-formed, wholly-owned subsidiary of the Corporation, ESA Management LLC (“ESA Management”), acquired all of the assets and assumed all of the liabilities of HVM for approximately $0.8 million; the existing management agreements were terminated and ESA Management entered into new management agreements with the Operating Lessees. ESA Management assumed sponsorship of HVM’s savings plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) (see Note 13).

•	The shareholders of ESH REIT contributed the Class A common stock of ESH REIT, representing approximately 55% of the outstanding common stock of ESH REIT, to the Corporation in exchange for common stock of the Corporation; the common stock of the Corporation was stapled to, or paired with, the Class B common stock of ESH REIT on a one-for-one basis, forming the Paired Shares offered pursuant to the Corporation’s and ESH REIT’s initial public offering.

•	The Corporation acquired all of the interests in ESH Strategies in exchange for approximately $21.2 million of mandatorily redeemable preferred stock of the Corporation, which pays preferred dividends at 8.0% per annum (see Note 7).

•	Holdings distributed its remaining Paired Shares.

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

Initial Public Offering and Secondary Offering

On November 18, 2013, the Corporation and ESH REIT completed an initial public offering (the “Offering”) of 32,487,500 Paired Shares for cash consideration of $20.00 per Paired Share, each Paired Share consisting of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. The Offering raised total gross proceeds to the Corporation and ESH REIT of approximately $649.8 million.

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

On August 12, 2014, certain selling stockholders (the “Selling Shareholders”) sold 24,150,000 Paired Shares as part of a secondary offering. The Selling Shareholders consisted solely of entities affiliated with the Sponsors and did not include officers or directors of the Corporation or ESH REIT. Neither the Corporation nor ESH REIT sold any Paired Shares in the secondary offering or received proceeds from the secondary offering. The Corporation and ESH REIT did, however, incur professional fees in connection with the secondary offering. For the three and nine months ended September 30, 2014, total costs incurred were approximately $0.6 million and $1.5 million, respectively.

As of September 30, 2014, the public owns approximately 29.1% of the outstanding Paired Shares, while the Sponsors and senior management, including certain directors, own approximately 70.9% of the outstanding Paired Shares.

Basis of Consolidation and Combination

The accompanying unaudited condensed consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). References to the Company, its financial position, results of operations, comprehensive income, changes in equity and cash flows mean the Corporation and its consolidated subsidiaries, including the Operating Lessees, ESH Strategies, ESA Management and ESH REIT for the three and nine months ended September 30, 2014, and to the Company’s predecessor, which includes ESH REIT’s predecessor, ESH Strategies and HVM (see Notes 2 and 9), for the three and nine months ended September 30, 2013.

For the three and nine months ended September 30, 2014, third party equity interests in ESH REIT consist of all of the shares of Class B common stock of ESH REIT, which represent approximately 45% of ESH REIT’s total common equity, and 125 shares of preferred stock of ESH REIT. These interests, which are not owned by the Corporation, are presented as noncontrolling interests in the accompanying unaudited condensed consolidated and combined financial statements.

For the three and nine months ended September 30, 2013, third party equity interests in HVM, which represented all of HVM’s equity, were not owned by the Company and are presented as noncontrolling interests in the accompanying unaudited condensed consolidated and combined financial statements (see Notes 2 and 9). ESH REIT’s predecessor and ESH Strategies were entities under common ownership of substantially the same investment funds of the Sponsors and common management. The Sponsors reorganized ESH REIT’s predecessor and ESH Strategies as part of the Pre-IPO Transactions to effect the Offering. Since the Pre-IPO Transactions, which resulted in the entities becoming a consolidated group, were accounted for at historical cost, the Company’s predecessor financial information combines ESH REIT’s predecessor financial information with that of ESH Strategies.

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

The accompanying unaudited condensed consolidated and combined financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of September 30, 2014, the results of the Company’s operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013 and changes in equity and cash flows for the nine months ended September 30, 2014 and 2013. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations, including the impact of our hotel reinvestment program.

Use of Estimates—The preparation of the accompanying unaudited condensed consolidated and combined financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management used significant estimates to estimate the useful lives of tangible assets as well as the assessment of tangible and intangible assets, including goodwill, for impairment, estimated liabilities for insurance reserves and the grant-date fair value per restricted stock award/restricted stock unit related to equity-based compensation. Actual results could differ from those estimates.

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

Subsequent to the Pre-IPO Transactions, to the extent that a hotel property is impaired, the excess carrying amount of the hotel property over its estimated fair value is charged to operating earnings. Fair value is determined based upon the discounted cash flows of the hotel property, quoted market prices or independent appraisals, as considered necessary. The Company recognized impairment charges related to property and equipment of approximately $1.9 million for the three months ended September 30, 2013, and approximately $3.3 million for the nine months ended September 30, 2013. No impairment charges were recognized for the three and nine months ended September 30, 2014 (see Note 4).

Variable Interest Entity— During the three and nine months ended September 30, 2013, the Company held a variable interest in HVM, a separate, independently owned hotel management and administrative services company (see Note 9). The Company’s maximum exposure to loss as a result of its involvement with HVM was related to the need to secure alternative hotel management services and systems support if HVM were ever unable to fulfill its obligations under its management agreements with ESH REIT. The assets of HVM could not be used to settle obligations of the Company and the Company’s assets could not be used to settle obligations of HVM. For both the three and nine months ended September 30, 2013, the Company represented approximately 99.5% of the business conducted by HVM. The Company concluded that it was the primary beneficiary of HVM and, as a result, consolidated the results of operations, comprehensive income and cash flows of HVM for the three and nine months ended September 30, 2013. Since the Company had no equity interest in HVM, the results of operations and members’ capital of HVM were reported as noncontrolling interests in the accompanying unaudited condensed consolidated and combined financial statements for the three and nine months ended September 30, 2013. During the three and nine months ended September 30, 2014, HVM no longer met the definition of a variable interest entity.

HVM provided hotel management and administrative services, including the supervision, direction, and control of the operations, management and promotion of the hotel properties in a manner associated with extended-stay hotels of similar size, type, or usage in similar locations. See summarized financial information of HVM in Note 9.

Segments—The Company’s hotel operations represent a single operating segment based on the way the Company manages its business. The Company’s hotels provide similar services, use similar processes to sell those services and sell their services to similar classes of customers. The amounts of long-lived assets and net sales outside the U.S. are not significant for any of the periods presented.

Recently Issued Accounting Standards

Presentation of Financial Statements - Going Concern—In August 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is “substantial doubt” about its ability to continue as a going concern. The new accounting standard is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company does not expect the adoption of this guidance to have a material effect on its consolidated and combined financial statements.

Contractual Revenue—In May 2014, the FASB issued an accounting standards update which amends existing revenue recognition accounting standards. This update is based on the principle that revenue is recognized when an entity transfers goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated accounting standard also requires more detailed disclosure to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The updated accounting standard is effective for annual reporting periods beginning after December 15, 2016, and shall be applied using one of two retrospective application methods. Early adoption is not permitted. The Company does not expect the adoption of the updated accounting standard to have a material effect on its consolidated and combined financial statements.

Reporting Discontinued Operations—In April 2014, the FASB issued an accounting standards update which modifies the definition of discontinued operations and requires that only disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results be reported as discontinued operations in the financial statements. This updated accounting standard is effective for all disposals (or classifications as held for sale) of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. The Company adopted this guidance as of January 1, 2014, and it did not have a material effect on the Company’s accompanying unaudited condensed consolidated and combined financial statements. This guidance is expected to result in reporting discontinued operations less frequently than the previous accounting standard.

Income Taxes—In July 2013, the FASB issued an accounting standards update which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This updated accounting standard is effective for interim and annual reporting periods beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. The adoption of this guidance did not have a material effect on the Company’s accompanying unaudited condensed consolidated and combined financial statements.

Cumulative Translation Adjustment—In March 2013, the FASB issued an accounting standards update that indicates when the cumulative translation adjustment (“CTA”) related to an entity’s investment in a foreign entity should be released to earnings. The CTA should be released when an entity sells a foreign subsidiary or a group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in a foreign entity. The CTA should also be released when an entity no longer has a controlling financial interest in an investment in a foreign entity. This updated accounting standard is effective for interim and annual reporting periods beginning after December 15, 2013 and shall be applied prospectively. The adoption of this guidance did not have a material effect on the Company’s accompanying unaudited condensed consolidated and combined financial statements.

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

As discussed in Note 1, in November 2013, the Company completed the Pre-IPO Transactions. For purposes of computing net income per share, it is assumed that the recapitalization of the Company had occurred for all periods presented and therefore the outstanding shares have been adjusted to reflect the conversion of shares that took place in contemplation of the Offering. Accordingly, the denominators in the computations of basic and diluted net income per share for the three and nine months ended September 30, 2013, reflect the Company predecessor’s recapitalization.

The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(in thousands, except per share amounts)
Numerator:
Net income available to common shareholders - basic	$43,875	$46,156	$97,901	$97,174
Less amounts available to noncontrolling interests assuming conversion	(42)	(90)	(76)	(199)

Net income available to common shareholders - diluted	$43,833	$46,066	$97,825	$96,975

Denominator:
Weighted average number of common shares outstanding - basic	203,593	170,433	203,449	170,387
Dilutive securities	947	1,392	1,043	1,468

Weighted average number of common shares outstanding - diluted	204,540	171,825	204,492	171,855

Basic net income per common share	$0.22	$0.27	$0.48	$0.57

Diluted net income per common share	$0.21	$0.27	$0.48	$0.56

4. PROPERTY AND EQUIPMENT

Net investment in property and equipment as of September 30, 2014 and December 31, 2013, consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Hotel properties:
Land and site improvements	$1,350,084	$1,347,260
Building and improvements	2,881,082	2,839,454
Furniture, fixtures and equipment	418,657	362,022

Total hotel properties	4,649,823	4,548,736
Corporate furniture, fixtures and equipment	18,492	16,131
Undeveloped land parcel	1,675	1,821

Total cost	4,669,990	4,566,688

Less accumulated depreciation:
Hotel properties	(562,390)	(427,533)
Corporate furniture, fixtures and equipment	(13,434)	(11,838)

Total accumulated depreciation	(575,824)	(439,371)

Property and equipment - net	$4,094,166	$4,127,317

As of September 30, 2014, substantially all of the hotel properties (678 of 682 hotel properties) are pledged as security for ESH REIT’s 2012 Mortgage Loan (see Note 6).

On July 28, 2014, the Company sold two hotel properties for $3.5 million, resulting in proceeds net of a mortgage loan repayment and closing costs of approximately $1.4 million and the recognition of a gain on sale of approximately $0.9 million.

During the three and nine months ended September 30, 2013, the Company, using Level 3 unobservable inputs, recognized an impairment charge of approximately $1.9 million and $3.3 million, respectively, in the accompanying unaudited condensed consolidated and combined statements of operations. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of revenues, expenses and hotel related cash flows based on assumed long-term growth rates, demand trends, expected future capital expenditures and estimated discount rates. These assumptions were based on the Company’s historical data and experience, third-party appraisals, industry projections and micro and macro general economic condition projections.

5. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets and goodwill as of September 30, 2014 and December 31, 2013, consist of the following (dollars in thousands):

	September 30, 2014
		Gross
	Estimated	Carrying	Accumulated	Net
	Useful Life	Amount	Amortization	Book Value
Definite-lived intangible assets:
Customer relationships	20 years	$26,800	$(5,335)	$21,465
Customer e-mail database	5 years	170	(135)	35

Total definite-lived intangible assets		26,970	(5,470)	21,500
Indefinite-lived tangible assets - trademarks		10,500	—	10,500

Total intangible assets		37,470	(5,470)	32,000
Goodwill		55,633	—	55,633

Total intangible assets and goodwill		$93,103	$(5,470)	$87,633

	December 31, 2013
		Gross
	Estimated	Carrying	Accumulated	Net
	Useful Life	Amount	Amortization	Book Value
Definite-lived intangible assets:
Customer relationships	20 years	$26,800	$(4,330)	$22,470
Customer e-mail database	5 years	170	(110)	60

Total definite-lived intangible assets		26,970	(4,440)	22,530
Indefinite-lived tangible assets - trademarks		10,500	—	10,500

Total intangible assets		37,470	(4,440)	33,030
Goodwill		55,633	—	55,633

Total intangible assets and goodwill		$93,103	$(4,440)	$88,663

The remaining weighted-average amortization period for definite-lived intangible assets was approximately 16 years as of September 30, 2014. Estimated future amortization expense for intangible assets is as follows (in thousands):

Years Ending December 31,
Remainder of 2014	$344
2015	1,366
2016	1,340
2017	1,340
2018	1,340
Thereafter	15,770

Total	$21,500

6. DEBT

Summary—The Company’s outstanding debt as of September 30, 2014 and December 31, 2013, is as follows (in thousands):

	September 30,	December 31,
	2014	2013
Mortgage loans payable	$2,518,049	$2,519,843
Term loan facility payable - Net of discount of $1,774 and $0	373,226	—
Mezzanine loans payable	—	365,000
Revolving credit facilities	—	20,000

Total debt	$2,891,275	$2,904,843

The Company’s outstanding debt as of September 30, 2014 and December 31, 2013, consists of the following (dollars in thousands):

			Outstanding Principal			Interest Rate
	Stated		September 30,	December 31,	Stated Interest	September 30,	December 31,
Loan	Amount		2014	2013	Rate (2)	2014	2013	Maturity Date		Amortization
Mortgage loans
2012 Mortgage Loan - Component A	$350,000		$348,049	$349,843	LIBOR(1) + 2.0547%	2.2117%	2.2227%	12/1/2014	(3)	Interest only
2012 Mortgage Loan - Component B	350,000		350,000	350,000	3.4047%	3.4047%	3.4047%	12/1/2017		Interest only
2012 Mortgage Loan - Component C	1,820,000		1,820,000	1,820,000	4.0547%	4.0547%	4.0547%	12/1/2019		Interest only
Term loan facility
2014 Term Loan (4)	375,000		373,226	—	LIBOR(1)(5) + 4.25%	5.00%	N/A	6/24/2019		Interest only(6)
Mezzanine loans
2012 Mezzanine A Loan	500,000		—	168,981	8.25%	N/A	8.25%	12/1/2019		Interest only
2012 Mezzanine B Loan	330,000		—	111,528	9.625%	N/A	9.625%	12/1/2019		Interest only
2012 Mezzanine C Loan	250,000		—	84,491	11.50%	N/A	11.50%	12/1/2019		Interest only
Revolving credit facilities
Corporation revolving credit facility	75,000	(7)	—	—	LIBOR(1) + 3.75%	N/A	N/A	11/18/2016	(8)	Interest only
ESH REIT revolving credit facility	250,000		—	20,000	LIBOR(1) + 3.00%	N/A	3.1646%	11/18/2016	(8)	Interest only

Total			$2,891,275	$2,904,843

(1)	London Interbank Offering Rate.
(2)	The Company is a counterparty to an interest rate cap on one-month LIBOR at 3.0% with a notional amount and maturity date the same as those of 2012 Mortgage Loan Component A.
(3)	ESH REIT has the option to extend the maturity date of Component A of the 2012 Mortgage Loan for up to three consecutive one-year periods, subject to limited conditions. In September 2014, ESH REIT provided the lender notice of its intent to exercise the first one-year extension period, the effect of which will extend the maturity date of Component A of the 2012 Mortgage Loan until December 1, 2015.
(4)	The 2014 Term Loan is presented net of an unamortized discount of $1,774 as of September 30, 2014.
(5)	The 2014 Term Loan includes a LIBOR floor of 0.75%.
(6)	There is no scheduled amortization on the 2014 Term Loan; however, subject to certain exceptions, mandatory prepayments are required up to 50% of Excess Cash Flow based on ESH REIT’s Consolidated Leverage Ratio, as defined.
(7)	On November 18, 2014, the Corporation revolving credit facility’s borrowing availability will be reduced to $50.0 million.
(8)	Each revolving credit facility is subject to a one-year extension option.

On June 23, 2014, using principally all of the net proceeds from its 2014 Term Loan (as defined below), ESH REIT repaid the remaining outstanding balance of $365.0 million of its 2012 Mezzanine Loans (as defined below). Repayment consisted of approximately $169.0 million of the 2012 Mezzanine A Loan, approximately $111.5 million of the 2012 Mezzanine B Loan and approximately $84.5 million of the 2012 Mezzanine C Loan. During the nine months ended September 30, 2014, ESH REIT incurred approximately $9.4 million of debt extinguishment and other costs in connection with the 2012 Mezzanine Loan prepayments, consisting of prepayment penalties and other costs of approximately $4.3 million and the write-off of unamortized deferred financing costs of approximately $5.1 million. Debt extinguishment costs are included as a component of interest expense in the accompanying unaudited condensed consolidated and combined statements of operations.

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

ESH REIT has the option to extend the maturity date of Component A of the 2012 Mortgage Loan for up to three consecutive one-year periods, subject to certain conditions. The 2014 and 2015 extension conditions include adequate written notice of such extension (which has been provided for 2014), the extension or renewal of an interest rate cap, and the requirement that none of the borrowing entities be in default, as defined. The 2016 extension conditions include the same conditions as the 2014 and 2015 extensions, as well as the requirement of an Extension Debt Yield, as defined, of at least 17.5%.

The occurrence of a Mortgage Loan Event of Default, a Debt Yield Trigger Event (a Debt Yield, as defined, of less than 9.0%), or a Guarantor Bankruptcy triggers a Cash Trap Event, as defined. During the period of a Cash Trap Event, any excess cash flow, after all monthly requirements (including the payment of management fees and operating expenses) are fully funded, is held by the loan service agent as additional collateral for the 2012 Mortgage Loan. As of September 30, 2014, none of these events had occurred.

As of September 30, 2014, all receipts from 678 of 682 of ESH REIT’s hotel properties which serve as collateral for the 2012 Mortgage Loan are required to be deposited into a domestic cash management account (“CMA’’) for hotels in the U.S. and a Canadian CMA for hotels in Canada. Such CMAs are under the control of the loan service agent as specified by the terms of the mortgage loan agreement and cash management agreement and are, therefore, classified as restricted cash. Receipts are allocated to CMA subaccounts for hotel occupancy/goods and services sales taxes, property taxes, insurance, ground leases, operating expenses (including management fees and reimbursements), capital improvements and mortgage debt service. Funds in excess of a month’s Canadian waterfall requirements are converted to U.S. dollars and transferred to the domestic CMA. Funds in excess of a month’s domestic waterfall requirements are distributed to the Corporation and/or ESH REIT so long as no Cash Trap Event has occurred.

ESH REIT Term Loan Facility

On June 23, 2014, ESH REIT entered into a $375.0 million term loan facility (the “2014 Term Loan”). ESH REIT used the 2014 Term Loan proceeds to repay the outstanding balance on its 2012 Mezzanine Loans of $365.0 million. Subject to certain conditions, the principal amount of the 2014 Term Loan may be increased from time to time up to an amount which would not cause the Consolidated Leverage Ratio, as defined, to exceed 5.25 to 1.0. The 2014 Term Loan matures on June 24, 2019 and bears interest at a rate equal to (i) LIBOR (subject to a floor of 0.75%) plus 4.25%, or (ii) a base rate (determined by reference to the highest of (1) prime lending rate, (2) the overnight federal funds rate plus 0.5%, or (3) the one-month adjusted LIBOR rate (subject to a floor of 0.75%) plus 1.0%) plus 3.25%. There is no scheduled amortization on the 2014 Term Loan; however, subject to certain exceptions, mandatory prepayments are required up to 50% of Excess Cash Flow, based on ESH REIT’s Consolidated Leverage Ratio, as defined.

As of September 30, 2014, the outstanding balance on the 2014 Term Loan was approximately $373.2 million, net of an unamortized discount of approximately $1.8 million.

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

During a Trigger Event, an Adjusted Trigger Event, a Default or an Event of Default, each as defined in the 2014 Term Loan, ESH REIT will be restricted from making cash dividends, subject to certain exceptions. As of September 30, 2014, none of these events had occurred.

Revolving Credit Facilities

Corporation Revolving Credit Facility—On November 18, 2013, the Corporation entered into a $75.0 million revolving credit facility. On November 18, 2014, the borrowing availability under the facility will be reduced to $50.0 million. The facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same day notice, referred to as swingline loans, in an amount up to $20.0 million. The Corporation incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the outstanding amount under the facility, and a fee of 3.875% on outstanding letters of credit due on the last day of each quarter.

Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (i) the prime lending rate, (ii) the overnight federal funds rate plus 0.5% or (iii) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.75% for base rate loans and 3.75% for LIBOR loans. There is no scheduled amortization under the facility and the facility matures on November 18, 2016, subject to a one-year extension option. As of September 30, 2014, the Corporation had one letter of credit outstanding under this facility, totaling approximately $7.5 million, an outstanding balance drawn of $0 and borrowing capacity available of approximately $67.5 million. As of December 31, 2013, the Corporation had three letters of credit totaling approximately $24.9 million outstanding under this facility, an outstanding balance drawn of $0 and borrowing capacity available of approximately $50.1 million.

In order to avoid a Trigger Event or an Adjusted Trigger Event, as defined, this facility requires a Debt Yield and an Adjusted Debt Yield, as defined, of at least 11.5% (with the requirement increasing to 12.0% on and after November 18, 2014), and, to avoid an Event of Default, a Consolidated Leverage Ratio, as defined, of no more than 9.0 to 1.0 (with the requirement decreasing to no more than 8.75 to 1.0 over the life of the facility) and a Debt Yield or Adjusted Debt Yield of at least 9.0%. The occurrence of a Trigger Event or an Adjusted Trigger Event requires the Corporation to repay the outstanding facility balance and restricts its ability to draw additional proceeds. As of September 30, 2014, none of these events had occurred.

ESH REIT Revolving Credit Facility—On November 18, 2013, ESH REIT entered into a $250.0 million revolving credit facility. Subject to the satisfaction of certain criteria, ESH REIT is able to request to increase the facility to an amount up to $350.0 million at any time. The facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same day notice, referred to as swingline loans, in an amount up to $20.0 million. ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the outstanding amount under the facility, and a fee of 3.125% on outstanding letters of credit due on the last day of each quarter. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (i) the prime lending rate, (ii) the overnight federal funds rate plus 0.5% or (iii) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.00% for base rate loans and 3.00% for LIBOR loans. There is no scheduled amortization under the facility and the facility matures on November 18, 2016, subject to a one-year extension option. As of September 30, 2014 and December 31, 2013, ESH REIT had no letters of credit outstanding under this facility, an outstanding balance drawn of $0 and $20.0 million, respectively, and borrowing capacity available of $250.0 million and $230.0 million, respectively.

In order to avoid a Trigger Event or an Adjusted Trigger Event, as defined, this facility requires a Debt Yield and an Adjusted Debt Yield, as defined, of at least 11.0% (with the requirement increasing to 11.5% on and after November 18, 2014), and, to avoid an Event of Default, a Consolidated Leverage Ratio, as defined, of no more than 9.25 to 1.0 (with the requirement decreasing to no more than 9.0 to 1.0 over the life of the facility) and a Debt Yield or Adjusted Debt Yield of at least 9.0%. The occurrence of a Trigger Event or an Adjusted Trigger Event requires ESH REIT to repay the outstanding facility balance and restricts its ability to draw additional proceeds. As of September 30, 2014, none of these events had occurred.

Future Maturities of Debt—The future maturities of debt as of September 30, 2014, are as follows (in thousands):

Years Ending December 31,
Remainder of 2014	$348,049	(1)
2015	—
2016	—
2017	350,000
2018	—
Thereafter	2,193,226

Total	$2,891,275

(1)	Debt maturity includes three one-year extension options, subject to the aforementioned limited conditions. In September 2014, ESH REIT provided the lender notice of its intent to exercise the first one-year extension period, the effect of which will extend the maturity date of Component A of the 2012 Mortgage Loan until December 1, 2015.

Fair Value of Debt—As of September 30, 2014 and December 31, 2013, the estimated fair value of ESH REIT’s mortgage, mezzanine and term loans was approximately $2.9 billion and $2.8 billion, respectively. The estimated fair values of mortgage, mezzanine and term loans are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on ESH REIT’s mortgage, mezzanine and term loans (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available. As of December 31, 2013, the estimated fair value of the ESH REIT revolving credit facility was equal to its carrying value due to its short-term nature and frequent settlement.

7. MANDATORILY REDEEMABLE PREFERRED STOCK

The Corporation has authorized 350.0 million shares of preferred stock, par value $0.01 per share, of which 21,202 shares of mandatorily redeemable voting preferred stock were issued and outstanding as of September 30, 2014 and December 31, 2013. Dividends on the preferred shares are payable quarterly in arrears at a rate of 8.0% per year. With respect to dividend, distribution and liquidation rights, the 8.0% voting preferred stock ranks senior to the Corporation’s common stock. Holders of the 8.0% voting preferred stock are generally entitled to one vote for each share and will vote together with the Corporation common stock as a single class on all matters that the Corporation’s common shareholders are entitled to vote upon. On or after November 15, 2018, a holder of the 8.0% voting preferred stock has the right to require the Corporation to redeem in cash the 8.0% voting preferred stock at $1,000 per share plus any accumulated but unpaid dividends. On November 15, 2020, the Corporation shall mandatorily redeem all of the 8.0% voting preferred stock at $1,000 per share plus any accumulated but unpaid dividends.

Due to the fact that the outstanding preferred stock is mandatorily redeemable by the Corporation, it is classified as a liability on the accompanying unaudited condensed consolidated balance sheets. Dividends on the shares of mandatorily redeemable preferred stock are classified as interest expense on the accompanying unaudited condensed consolidated and combined statements of operations.

Fair Value of Mandatorily Redeemable Preferred Stock—As of September 30, 2014 and December 31, 2013, the estimated fair value of the Corporation’s mandatorily redeemable preferred stock was approximately $21.1 million and $20.9 million, respectively. The estimated fair value of mandatorily redeemable preferred stock is determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads (Level 2 fair value measures).

8. INCOME TAXES

The Company’s taxable income includes the taxable income of its wholly-owned subsidiaries, ESA Management, ESH Strategies and the Operating Lessees, and includes dividend income related to its ownership of approximately 55% of ESH REIT. Prior to 2014, the Corporation received no dividend income with respect to its ownership interest in ESH REIT. Prior to the Pre-IPO Transactions, all of ESH REIT’s distributions were made to its owners and ESH REIT generally incurred no federal income tax. As a result of the Pre-IPO Transactions, including the contribution of ESH REIT’s Class A common stock to the Corporation, approximately 55% of ESH REIT’s dividends are subject to corporate income tax.

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

While ESH REIT has historically distributed 100% of its taxable income, its intent is to distribute approximately 95% of its taxable income. Accordingly, ESH REIT is expected to be subject to income taxes on approximately 5% of its taxable income. As a result, the Company has recorded deferred tax assets and liabilities to reflect the fact that an estimated 5% of ESH REIT’s future taxable income is expected to be subject to tax. Included in the net deferred tax liability balance is a deferred tax asset related to the net operating loss carryforwards of ESH REIT that expire in 2032.

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

The Company recorded a provision for federal, state and foreign income taxes of approximately $19.0 million for the three months ended September 30, 2014, an effective rate of approximately 24.0%, as compared with a provision of approximately $0.4 million for the three months ended September 30, 2013, an effective rate of approximately 1.0%. The Company recorded a provision for federal, state and foreign income taxes of approximately $38.2 million for the nine months ended September 30, 2014, an effective rate of approximately 23.8%, as compared with a provision of approximately $3.0 million for the nine months ended September 30, 2013, an effective rate of approximately 3.0%. The Company’s effective rate differs from the federal statutory rate of 35% primarily due to ESH REIT’s status as a REIT under the provisions of the Code. As previously discussed, beginning in 2014, approximately 55% of ESH REIT’s dividends are subject to corporate income tax.

The Company’s (and its predecessor entities’) income tax returns for the years 2011 to present are subject to examination by the Internal Revenue Service and other taxing authorities.

9. VARIABLE INTEREST ENTITY (HVM)

As discussed in Notes 1 and 2, the results of operations, comprehensive income and cash flows of HVM are consolidated in the Company’s accompanying unaudited condensed consolidated and combined financial statements for the three and nine months ended September 30, 2013. As part of the Pre-IPO Transactions, ESA Management acquired all of the assets and assumed all of the liabilities of HVM for approximately $0.8 million; at that time, the existing management and service agreements were terminated and ESA Management entered into new management and service agreements with the Corporation, the Operating Lessees, ESH REIT and ESH Strategies. The unaudited condensed consolidated statements of operations of HVM for the three and nine months ended September 30, 2013, the majority of which eliminated in consolidation, were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2013	2013
Revenues:
Management fee revenues	$18,808	$54,143
Reimbursement of payroll from managed properties	53,887	156,422

Total revenues	72,695	210,565
Operating expenses:
General and administrative expenses	17,032	49,973
Restructuring expenses	—	605
Managed property payroll expenses	53,887	156,422
Depreciation and amortization	385	1,110

Total operating expenses	71,304	208,110
Other income	2	15

Net income	$1,393	$2,470

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments—Rent expense on office and ground leases is recognized on a straight-line basis and was approximately $0.8 million for the three months ended September 30, 2014 and 2013, and approximately $2.3 million and $2.4 million for the nine months ended September 30, 2014 and 2013, respectively. Ground lease expense is included in hotel operating expenses and office lease expense is included in general and administrative expenses in the accompanying unaudited condensed consolidated and combined statements of operations.

Other Commitments—The Company has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of its properties is located. The cost related to this commitment was approximately $0.1 million for the three months ended September 30, 2014 and 2013, and approximately $0.2 million for the nine months ended September 30, 2014 and 2013, and is included in hotel operating expenses in the accompanying unaudited condensed consolidated and combined statements of operations.

Letters of Credit—As of September 30, 2014, the Company had one outstanding letter of credit issued by the Corporation that totaled approximately $7.5 million and is collateralized by the Corporation revolving credit facility.

Purchase Commitments—As of September 30, 2014, the Company had purchase commitments related to renovations to certain of its hotel properties of approximately $11.2 million.

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

11. RESTRUCTURING

During the nine months ended September 30, 2013, the Company and HVM initiated an operations restructuring which changed certain aspects of its property staffing model. No restructuring expenses were incurred during the three months ended September 30, 2013. Restructuring expenses incurred during the nine months ended September 30, 2013 were approximately $0.6 million and consisted of personnel relocation, recruitment and separation payments.

12. EQUITY-BASED COMPENSATION

The Corporation and ESH REIT each maintain a long-term incentive plan (“LTIP”) under which the Corporation and ESH REIT may issue to eligible employees or directors restricted stock (i.e., Paired Share) awards, restricted stock (i.e., Paired Share) units or other share-based awards. Prior to the Pre-IPO Transactions, HVM maintained a management incentive plan which provided for HVM employees and members of Holdings’ and Strategies Holdings’ boards of managers awards of restricted limited liability interests (“Profit Units”) in Holdings and Strategies Holdings. On November 12, 2013, outstanding Profit Units were converted into restricted stock awards.

Subsequent to the Offering, the fair value of equity-based awards on the date of grant is based on the closing price of a Paired Share on the date of grant. A portion of the grant-date fair value is allocated to a share of common stock of the Corporation and a portion is allocated to a share of Class B common stock of ESH REIT.

Equity-based compensation cost is recognized by amortizing the grant-date fair value of the equity-based awards, less estimated forfeitures, on a straight-line basis over the requisite service period of each award. Total recognized equity-based compensation was approximately $2.3 million and $0.6 million for the three months ended September 30, 2014 and 2013, respectively, and approximately $7.2 million and $3.4 million for the nine months ended September 30, 2014 and 2013, respectively, and is included in general and administrative expenses in the accompanying unaudited condensed consolidated and combined statements of operations.

As of September 30, 2014, there was approximately $14.6 million of unrecognized compensation cost related to outstanding equity-based awards, which is expected to be recognized subsequent to September 30, 2014 over a weighted-average period of approximately 1.5 years. Total unrecognized compensation cost will be adjusted for future forfeitures.

Restricted stock award and restricted stock unit (collectively, “RSA/RSU”) activity during the nine months ended September 30, 2014, was as follows:

		Weighted-
		Average
	Number of	Grant-Date
	RSAs/RSUs	Fair Value
	(in thousands)	per RSA/RSU
Outstanding RSAs/RSUs - January 1, 2014	1,933	$12.02
RSAs/RSUs granted	135	$24.33
RSAs/RSUs vested or settled	(420)	$8.86
RSAs/RSUs forfeited	(165)	$6.62

Outstanding RSAs/RSUs - September 30, 2014(1)	1,483	$14.49

(1)	As of September 30, 2014, 99 outstanding RSAs/RSUs with a weighted-average grant-date fair value per RSA/RSU of $24.08 are vested and the remaining 1,384 outstanding RSAs/RSUs with a weighted-average grant-date fair value per RSA/RSU of $13.80 are unvested.

In December 2010, HVM entered into agreements designed to incentivize and retain certain operations personnel whose duties included the oversight of multiple hotel properties. The agreements provide participants future payment upon a change of control transaction, generally defined as a sale of the Company or a substantial portion of its assets or operations. In connection with the Pre-IPO Transactions, the Corporation assumed this liability upon its purchase of HVM’s net assets. In May 2014, the Corporation modified and settled the agreements with the majority of operations personnel, resulting in a gain of approximately $1.7 million for the nine months ended September 30, 2014, which is included as a component of general and administrative expenses in the accompanying unaudited condensed consolidated and combined statements of operations. As of September 30, 2014 and December 31, 2013, approximately $0.3 million and $4.2 million, respectively, are included in accounts payable and accrued liabilities on the accompanying unaudited condensed consolidated balance sheets related to the remaining outstanding agreements.

13. DEFINED CONTRIBUTION BENEFIT PLAN

HVM had a savings plan that qualified under Section 401(k) of the Code for all employees meeting the eligibility requirements of the plan, and the plan was transferred to ESA Management as part of the Pre-IPO Transactions. The plan has an employer-matching contribution of 50% of the first 6% of an employee’s contribution, which vests over an employee’s initial five-year service period. The plan also provides for contributions up to 100% of eligible employee pre-tax salary, subject to the Code’s annual deferral limit of $17,500 during 2014 and 2013. Employer contributions, net of forfeitures, totaled approximately $0.5 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively, and approximately $1.3 million and $1.1 million for the nine months ended September 30, 2014 and 2013, respectively.

14. SUBSEQUENT EVENTS

On November 7, 2014, the Board of Directors of ESH REIT declared a cash dividend of $0.15 per share on its Class A and Class B common stock with respect to the three months ended September 30, 2014. The dividend is payable on December 5, 2014 to shareholders of record as of November 20, 2014.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS

PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $560,891 and $426,479	$4,083,570	$4,119,939
RESTRICTED CASH	158,421	45,903
CASH AND CASH EQUIVALENTS	3,071	18,597
RENT RECEIVABLE FROM EXTENDED STAY AMERICA, INC.	44,111	992
DEFERRED RENT RECEIVABLE FROM EXTENDED STAY AMERICA, INC.	24,098	3,631
DUE FROM EXTENDED STAY AMERICA, INC.	—	25,828
GOODWILL	54,297	54,297
DEFERRED FINANCING COSTS - Net of accumulated amortization of $18,607 and $11,120	37,757	46,572
DEFERRED TAX ASSETS	1,982	3,207
OTHER ASSETS	17,632	9,366

TOTAL ASSETS	$4,424,939	$4,328,332

LIABILITIES AND EQUITY

LIABILITIES:
Mortgage loans payable	$2,518,049	$2,519,843
Term loan facility payable - Net of discount of $1,774 and $0	373,226	—
Mezzanine loans payable	—	365,000
Revolving credit facility	—	20,000
Unearned rental revenue from Extended Stay America, Inc.	142,835	38,830
Due to Extended Stay America, Inc.	117,638	—
Accounts payable and accrued liabilities	63,594	57,158

Total liabilities	3,215,342	3,000,831

COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Common stock - Class A: $0.01 par value, 4,300,000,000 shares authorized, 250,303,494 and 250,295,833 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively; Class B: $0.01 par value, 7,800,000,000 shares authorized, 204,627,256 and 204,787,500 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	4,551	4,551
Additional paid in capital	1,182,242	1,336,154
Preferred stock - no par value, $1,000 liquidation value, 125 shares authorized, issued and outstanding as of September 30, 2014 and December 31, 2013	73	73
Retained earnings (accumulated deficit)	26,798	(9,617)
Accumulated foreign currency translation	(4,067)	(3,660)

Total equity	1,209,597	1,327,501

TOTAL LIABILITIES AND EQUITY	$4,424,939	$4,328,332

See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUES:
Rental revenues	$139,605	$—	$386,851	$—
Hotel room revenues	—	308,077	—	849,654
Other hotel revenues	—	5,297	—	13,562
Management fees and other revenues	—	327	—	981

Total revenues	139,605	313,701	386,851	864,197

OPERATING EXPENSES:
Hotel operating expenses	23,452	144,931	71,136	408,019
General and administrative expenses	3,304	24,517	12,831	68,514
Depreciation and amortization	46,176	42,669	136,258	124,523
Gain on sale of hotel properties	(864)	—	(864)	—
Managed property payroll expenses	—	185	—	565
Trademark license fees	—	940	—	2,589
Restructuring expenses	—	—	—	605
Acquisition transaction expenses	—	—	—	110
Impairment of long-lived assets	—	1,942	—	3,330

Total operating expenses	72,068	215,184	219,361	608,255

OTHER INCOME	—	643	263	659

INCOME FROM OPERATIONS	67,537	99,160	167,753	256,601

OTHER NON-OPERATING EXPENSE	1,069	—	2,719	—
INTEREST EXPENSE, NET	31,986	53,010	111,416	157,851

INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	34,482	46,150	53,618	98,750

INCOME TAX (BENEFIT) EXPENSE	(1,858)	447	(1,303)	2,990

NET INCOME	36,340	45,703	54,921	95,760
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(422)	—	(860)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS OR MEMBERS	$36,340	$45,281	$54,921	$94,900

NET INCOME PER COMMON SHARE:
Class A - Basic	$0.08	$0.12	$0.12	$0.25

Class A - Diluted	$0.08	$0.12	$0.12	$0.25

Class B - Basic	$0.08	$0.12	$0.12	$0.25

Class B - Diluted	$0.08	$0.12	$0.12	$0.25

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Class A - Basic	250,303	210,008	250,299	210,045
Class A - Diluted	250,303	210,008	250,299	210,045
Class B - Basic	203,593	170,433	203,449	170,387
Class B - Diluted	204,540	171,825	204,492	171,855

CASH DIVIDENDS PER COMMON SHARE:
Class A	$0.15	$0.05	$0.38	$0.05

Class B	$0.15	$0.05	$0.38	$0.05

See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

NET INCOME	$36,340	$45,703	$54,921	$95,760
FOREIGN CURRENCY TRANSLATION	(2,049)	125	(407)	(200)

COMPREHENSIVE INCOME	34,291	45,828	54,514	95,560
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(407)	—	(860)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS OR MEMBERS	$34,291	$45,421	$54,514	$94,700

See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(In thousands, except preferred stock share amounts)

(Unaudited)

			Accumulated
			Foreign	Total
	Members’	Retained	Currency	Members’	Noncontrolling	Total
	Capital	Earnings	Translation	Equity	Interests	Equity
BALANCE—January 1, 2013	$740,649	$2,266	$124	$743,039	$3,157	$746,196
Net income	—	94,900	—	94,900	860	95,760
Foreign currency translation	—	—	(200)	(200)	—	(200)
HVM distributions	—	—	—	—	(2,023)	(2,023)
Common distributions	—	(18,400)	—	(18,400)	—	(18,400)
Preferred distributions	—	(8)	—	(8)	—	(8)
Equity-based compensation	3,388	—	—	3,388	—	3,388

BALANCE—September 30, 2013	$744,037	$78,758	$(76)	$822,719	$1,994	$824,713

							Retained	Accumulated
	Common Stock			Preferred Stock			Earnings	Foreign
	Class A	Class B				Additional	(Accumulated	Currency	Total
	Shares	Shares	Amount	Shares	Amount	Paid in Capital	Deficit)	Translation	Equity
BALANCE—January 1, 2014	250,296	204,788	$4,551	125	$73	$1,336,154	$(9,617)	$(3,660)	$1,327,501
Net income	—	—	—	—	—	—	54,921	—	54,921
Foreign currency translation	—	—	—	—	—	—	—	(407)	(407)
Issuance of common stock	7	—	—	—	—	138	—	—	138
Common distributions	—	—	—	—	—	(154,564)	(18,494)	—	(173,058)
Preferred distributions	—	—	—	—	—	—	(8)	—	(8)
Equity-based compensation	—	(161)	—	—	—	514	(4)	—	510

BALANCE—September 30, 2014	250,303	204,627	$4,551	125	$73	$1,182,242	$26,798	$(4,067)	$1,209,597

See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013

OPERATING ACTIVITIES:
Net income	$54,921	$95,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	136,258	123,493
Foreign currency transaction loss	2,719	—
Amortization and write-off of deferred financing costs and debt discount	14,138	9,161
Amortization of intangible assets	—	1,030
Amortization of above-market ground leases	(101)	(102)
Loss on disposal of property and equipment	2,784	2,303
Gain on sale of hotel properties	(864)
Impairment of long-lived assets	—	3,330
Equity-based compensation	510	3,388
Deferred income tax expense (benefit)	1,225	(77)
Deferred rent receivable from Extended Stay America, Inc.	(20,467)	—
Changes in assets and liabilities:
Accounts receivable, net	—	(10,919)
Due to/from Extended Stay America, Inc., net	28,886	—
Other assets	(10,255)	3,611
Unearned rental revenue/rent receivable from Extended Stay America, Inc., net	60,886	—
Accounts payable and accrued liabilities	12,992	44,959

Net cash provided by operating activities	283,632	275,937

INVESTING ACTIVITIES:
Purchases of property and equipment	(119,910)	(117,842)
Proceeds from sale of hotel properties, net	3,223	—
Increase in restricted cash	(112,518)	(86,090)
Proceeds from insurance recoveries	7,272	944
Decrease in cash collateral related to insurance reserves	—	7,849

Net cash used in investing activities	(221,933)	(195,139)

FINANCING ACTIVITIES:
Principal payments on mortgage loans	(1,794)	(187)
Principal payments on mezzanine loans	(365,000)	—
Proceeds from term loan facility, net of discount	373,125	—
Payment of deferred financing costs	(5,222)	(107)
Proceeds from revolving credit facility	143,000	—
Payments on revolving credit facility	(163,000)	—
Net proceeds from Extended Stay America, Inc.	114,402	—
Issuance of common stock	138	—
Common distributions	(172,866)	(18,400)
Preferred distributions	(8)	(8)
Distributions to noncontrolling interests	—	(2,023)

Net cash used in financing activities	(77,225)	(20,725)

CHANGES IN CASH AND CASH EQUIVALENTS DUE TO CHANGES IN FOREIGN
CURRENCY EXCHANGE RATES	—	(191)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,526)	59,882
CASH AND CASH EQUIVALENTS - Beginning of period	18,597	103,303

CASH AND CASH EQUIVALENTS - End of period	$3,071	$163,185

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$85,570	$137,631

Income tax payments - net of refunds of $124 and $76	$827	$1,151

NONCASH INVESTING ACTIVITY:
Capital expenditures included in liabilities	$13,523	$8,494

See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013, AND FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2014 AND 2013

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

As of September 30, 2014 and December 31, 2013, ESH REIT and its subsidiaries owned 679 and 681 hotel properties, respectively, in 44 U.S. states consisting of approximately 75,500 and 75,700 rooms, respectively, and three hotels in Canada consisting of approximately 500 rooms. For the nine months ended September 30, 2014, the hotels were operated by subsidiaries of the Corporation (the “Operating Lessees”) pursuant to leases between ESH REIT and the Operating Lessees. For the nine months ended September 30, 2013, the Operating Lessees were subsidiaries of ESH REIT, referred to as taxable REIT subsidiaries.

The majority of hotels are operated under the core brand name Extended Stay America. Three Canadian hotels operate under the brand name Extended Stay Canada and 47 hotels are operated under the brand name Crossland Economy Studios. The brand names are owned by ESH Hospitality Strategies LLC (“ESH Strategies”), a subsidiary of the Corporation, which licenses the brand names to the Operating Lessees.

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

The hotels were leased by ESH Hospitality LLC’s taxable REIT subsidiaries, the Operating Lessees, which contracted with HVM LLC (“HVM”), a separate, independently owned hotel management and administrative services company, to manage the hotels and provide certain other administrative services. HVM was indirectly owned by individuals who were each active in the business of HVM and was managed by an entity indirectly owned by employees of the Sponsors.

The Pre-IPO Transactions

The Pre-IPO Transactions, which were completed in November 2013, restructured and reorganized the then-existing businesses and entities prior to the Corporation’s and ESH REIT’s initial public offering, and consisted primarily of the following:

•	Holdings distributed 96.5% of the common stock of ESH REIT to the holders of Class A Units in Holdings and retained the remaining shares, which were subsequently paired with Corporation common stock and distributed as described below; the common stock of ESH REIT was recapitalized into two classes of common stock: Class A common stock and Class B common stock.

•	The Sponsors acquired the Corporation for a nominal fee.

•	ESH REIT transferred the Operating Lessees to newly-formed, wholly-owned subsidiaries of the Corporation; in connection with the transfer of 1.0% of the Operating Lessees, the Corporation paid ESH REIT approximately $1.6 million and the operating leases were amended to reflect then current fair market value terms.

•	A newly-formed, wholly-owned subsidiary of the Corporation, ESA Management LLC (“ESA Management”), acquired all of the assets and assumed all of the liabilities of HVM for approximately $0.8 million; the existing management agreements were terminated and ESA Management entered into new management agreements with the Operating Lessees. ESA Management assumed sponsorship of HVM’s savings plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) (see Note 12).

•	The shareholders of ESH REIT contributed the Class A common stock of ESH REIT, representing approximately 55% of the outstanding common stock of ESH REIT, to the Corporation in exchange for common stock of the Corporation; the common stock of the Corporation was stapled to, or paired with, the Class B common stock of ESH REIT on a one-for-one basis, forming the Paired Shares offered pursuant to the Corporation’s and ESH REIT’s initial public offering.

•	The Corporation acquired all of the interests in ESH Strategies in exchange for approximately $21.2 million of mandatorily redeemable preferred stock of the Corporation, which pays preferred dividends at 8.0% per annum.

•	Holdings distributed its remaining Paired Shares.

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

Initial Public Offering and Secondary Offering

On November 18, 2013, the Corporation and ESH REIT completed an initial public offering (the “Offering”) of 32,487,500 Paired Shares for cash consideration of $20.00 per Paired Share, each Paired Share consisting of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. The Offering raised total gross proceeds to the Corporation and ESH REIT of approximately $649.8 million.

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

On August 12, 2014, certain selling stockholders (the “Selling Shareholders”) sold 24,150,000 Paired Shares as part of a secondary offering. The Selling Shareholders consisted solely of entities affiliated with the Sponsors and did not include officers or directors of the Corporation or ESH REIT. Neither the Corporation nor ESH REIT sold any Paired Shares in the secondary offering or received proceeds from the secondary offering. The Corporation and ESH REIT did, however, incur professional fees in connection with the secondary offering. For the three and nine months ended September 30, 2014, total costs incurred by ESH REIT were approximately $0.3 million and $0.7 million, respectively.

As of September 30, 2014, the public owns approximately 29.1% of the outstanding Paired Shares, while the Sponsors and senior management, including certain directors, own approximately 70.9% of the outstanding Paired Shares. As of September 30, 2014, the Corporation owns 250,303,494 shares of ESH REIT’s Class A common stock; the Sponsors, senior management, including certain directors, and the public own 204,627,256 shares of ESH REIT’s Class B common stock, each of which is attached to and trades as a single unit with a share of the Corporation’s common stock.

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For the three and nine months ended September 30, 2014, the unaudited condensed consolidated results of operations of ESH REIT include the results of operations of ESH REIT and its subsidiaries, which do not include the Operating Lessees. Further, the results of operations of ESA Management, which performs the management and administrative services previously performed by HVM, are not consolidated within ESH REIT’s results, as ESA Management is owned by the Corporation. For the three and nine months ended September 30, 2013, the unaudited condensed consolidated results of operations of ESH REIT included the results of operations of ESH REIT’s predecessor, ESH Hospitality LLC, and its subsidiaries, which included the Operating Lessees. Additionally, for the three and nine months ended September 30, 2013, ESH REIT’s unaudited condensed consolidated results of operations included the results of operations of HVM, a consolidated variable interest entity (see Notes 2 and 7). Third party equity interests in HVM, which represented all of HVM’s equity, were not owned by ESH REIT and were presented as noncontrolling interests.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly ESH REIT’s financial position as of September 30, 2014, the results of ESH REIT’s operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013 and changes in equity and cash flows for the nine months ended September 30, 2014 and 2013. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations, including the impact of our hotel reinvestment program.

Use of Estimates—The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management used significant estimates to estimate the useful lives of tangible assets as well as the assessment of tangible and intangible assets, including goodwill, for impairment, estimated liabilities for insurance reserves, and the grant-date fair value per restricted stock award/restricted stock unit related to equity-based compensation. Actual results could differ from those estimates.

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

Management assesses whether there has been impairment of the value of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. Subsequent to the Pre-IPO Transactions, recoverability of property and equipment is measured by a comparison of the carrying amount of a group of hotel properties (groups of hotel properties align with hotels as they are grouped under ESH REIT’s operating leases) to the estimated future undiscounted cash flows expected to be generated by the group of hotel properties. Impairment is recognized when estimated future undiscounted cash flows, including proceeds from disposition, are less than the carrying value of the group of hotel properties. The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, then an impairment charge to reduce the carrying value of a group of hotel properties could occur in a future period in which conditions change.

Subsequent to the Pre-IPO Transactions, to the extent that a group of hotel properties is impaired, the excess carrying amount of the group of hotel properties over its estimated fair value is charged to operating earnings. Fair value is determined based upon the discounted cash flows of the group of hotel properties, quoted market prices or independent appraisals, as considered necessary. ESH REIT recognized impairment charges related to property and equipment of approximately $1.9 million for the three months ended September 30, 2013, and approximately $3.3 million for the nine months ended September 30, 2013. No impairment charges were recognized for the three and nine months ended September 30, 2014 (see Note 4).

Revenue Recognition—ESH REIT’s primary source of revenue is rental revenue derived from leases. ESH REIT records rental revenue on a straight-line basis as it is earned during the lease term. Rent receivable from Extended Stay America, Inc. on the accompanying unaudited condensed consolidated balance sheets represents monthly rental amounts contractually due from the Operating Lessees. Deferred rent receivable from Extended Stay America, Inc. on the accompanying unaudited condensed consolidated balance sheets represents the cumulative difference between straight-line rental revenue and rental revenue contractually due from the Operating Lessees. This amount, approximately $24.1 million as of September 30, 2014, is expected to be received in cash by October 2018.

Lease rental payments received prior to ESH REIT rendering services are recorded as unearned rental revenue from Extended Stay America, Inc. on the accompanying unaudited condensed consolidated balance sheets. Contingent rental revenue, specifically percentage rental revenue related to Operating Lessee hotel revenue, is recognized once services have been rendered (i.e., percentage rental revenue thresholds have been achieved) and such amounts are fixed and determinable.

Variable Interest Entity—During the three and nine months ended September 30, 2013, ESH REIT held a variable interest in HVM, a separate, independently owned hotel management and administrative services company (see Note 7). ESH REIT’s maximum exposure to loss as a result of its involvement with HVM was related to the need to secure alternative hotel management services and systems support if HVM were ever unable to fulfill its obligations under its management agreements with ESH REIT. The assets of HVM could not be used to settle obligations of ESH REIT and ESH REIT’s assets could not be used to settle obligations of HVM. For both the three and nine months ended September 30, 2013, ESH REIT represented approximately 99.2% of the business conducted by HVM. ESH REIT concluded that it was the primary beneficiary of HVM and, as a result, consolidated the results of operations, comprehensive income and cash flows of HVM for the three and nine months ended September 30, 2013. Since ESH REIT had no equity interest in HVM, the results of operations and members’ capital of HVM were reported as noncontrolling interests in the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2013. During the three and nine months ended September 30, 2014, HVM no longer met the definition of a variable interest entity.

HVM provided hotel management and administrative services, including the supervision, direction and control of the operations, management and promotion of the hotel properties in a manner associated with extended-stay hotels of similar size, type, or usage in similar locations. See summarized financial information of HVM for the three and nine months ended September 30, 2013 in Note 7.

Segments—ESH REIT’s business represents a single operating segment based on the way ESH REIT manages its business. ESH REIT’s hotels provide similar services, use similar processes to sell those services and sell their services (i.e., lease the hotel properties) to similar classes of customers. The amounts of long-lived assets and net revenues outside the U.S. are not significant for any of the periods presented.

Recently Issued Accounting Standards

Presentation of Financial Statements - Going Concern—In August 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is “substantial doubt” about its ability to continue as a going concern. The new accounting standard is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. ESH REIT does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

Contractual Revenue—In May 2014, the FASB issued an accounting standards update which amends existing revenue recognition accounting standards (but does not apply to or supersede existing lease accounting guidance). This update is based on the principle that revenue is recognized when an entity transfers goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated accounting standard also requires more detailed disclosure to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The updated accounting standard is effective for annual reporting periods beginning after December 15, 2016, and shall be applied using one of two retrospective application methods. Early adoption is not permitted. ESH REIT does not expect the adoption of the updated accounting standard to have a material effect on its consolidated financial statements.

Reporting Discontinued Operations—In April 2014, the FASB issued an accounting standards update which modifies the definition of discontinued operations and requires that only disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results be reported as discontinued operations in the financial statements. This updated accounting standard is effective for all disposals (or classifications as held for sale) of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. ESH REIT adopted this guidance as of January 1, 2014, and it did not have a material effect on ESH REIT’s accompanying unaudited condensed consolidated financial statements. This guidance is expected to result in reporting discontinued operations less frequently than the previous accounting standard.

Income Taxes—In July 2013, the FASB issued an accounting standards update which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This updated accounting standard is effective for interim and annual reporting periods beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. The adoption of this guidance did not have a material effect on ESH REIT’s accompanying unaudited condensed consolidated financial statements.

Cumulative Translation Adjustment—In March 2013, the FASB issued an accounting standards update that indicates when the cumulative translation adjustment (“CTA”) related to an entity’s investment in a foreign entity should be released to earnings. The CTA should be released when an entity sells a foreign subsidiary or a group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in a foreign entity. The CTA should also be released when an entity no longer has a controlling financial interest in an investment in a foreign entity. This updated accounting standard is effective for interim and annual reporting periods beginning after December 15, 2013 and shall be applied prospectively. The adoption of this guidance did not have a material effect on ESH REIT’s accompanying unaudited condensed consolidated financial statements.

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

As discussed in Note 1, in November 2013, ESH REIT completed the Pre-IPO Transactions. For purposes of computing net income per share, it is assumed that the recapitalization of ESH REIT had occurred for all periods presented and therefore the outstanding shares have been adjusted to reflect the conversion of shares that took place in contemplation of the Offering. Accordingly, the denominators in the computations of basic and diluted net income per share for the three and nine months ended September 30, 2013, reflect ESH REIT’s predecessor’s recapitalization.

The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Numerator:
Class A:
Net income available to common shareholders - basic	$20,034	$24,911	$30,284	$52,209
Less amounts available to Class B shareholders assuming conversion	(42)	(90)	(76)	(189)

Net income available to common shareholders - diluted	$19,992	$24,821	$30,208	$52,020

Class B:
Net income available to common shareholders - basic	$16,306	$20,370	$24,637	$42,691
Amounts available to Class B shareholders assuming conversion	42	90	76	189

Net income available to common shareholders - diluted	$16,348	$20,460	$24,713	$42,880

Denominator:
Class A:
Weighted average number of common shares outstanding - basic and diluted	250,303	210,008	250,299	210,045
Class B:
Weighted average number of common shares outstanding - basic	203,593	170,433	203,449	170,387
Dilutive securities	947	1,392	1,043	1,468

Weighted average number of common shares outstanding - diluted	204,540	171,825	204,492	171,855

Basic net income per common share - Class A	$0.08	$0.12	$0.12	$0.25

Diluted net income per common share - Class A	$0.08	$0.12	$0.12	$0.25

Basic net income per common share - Class B	$0.08	$0.12	$0.12	$0.25

Diluted net income per common share - Class B	$0.08	$0.12	$0.12	$0.25

4. PROPERTY AND EQUIPMENT

Net investment in property and equipment as of September 30, 2014 and December 31, 2013, consists of the following (in thousands):

	September 30,	December 31,
	2014	2013
Hotel properties:
Land and site improvements	$1,349,965	$1,347,170
Building and improvements	2,881,073	2,839,452
Furniture, fixtures and equipment	411,748	357,975

Total hotel properties	4,642,786	4,544,597
Undeveloped land parcel	1,675	1,821

Total cost	4,644,461	4,546,418

Less accumulated depreciation	(560,891)	(426,479)

Property and equipment - net	$4,083,570	$4,119,939

As of September 30, 2014, substantially all of the hotel properties (678 of 682 hotel properties) are pledged as security for ESH REIT’s 2012 Mortgage Loan (see Note 5).

On July 28, 2014, ESH REIT sold two hotel properties for $3.5 million, resulting in proceeds net of a mortgage loan repayment and closing costs of approximately $1.4 million and the recognition of a gain on sale of approximately $0.9 million.

During the three and nine months ended September 30, 2013, ESH REIT, using Level 3 unobservable inputs, recognized an impairment charge of approximately $1.9 million and $3.3 million, respectively, in the accompanying unaudited condensed consolidated statements of operations. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of revenues, expenses and hotel related cash flows based on assumed long-term growth rates, demand trends, expected future capital expenditures and estimated discount rates. These assumptions were based on ESH REIT’s historical data and experience, third-party appraisals, industry projections and micro and macro general economic condition projections.

5. DEBT

Summary—ESH REIT’s outstanding debt as of September 30, 2014 and December 31, 2013, is as follows (in thousands):

	September 30,	December 31,
	2014	2013
Mortgage loans payable	$2,518,049	$2,519,843
Term loan facility payable Net of discount of $1,774 and $0	373,226	—
Mezzanine loans payable	—	365,000
Revolving credit facility	—	20,000

Total debt	$2,891,275	$2,904,843

ESH REIT’s outstanding debt as of September 30, 2014 and December 31, 2013, consists of the following (dollars in thousands):

		Outstanding Principal			Interest Rate
	Stated	September 30,	December 31,	Stated Interest	September 30,	December 31,
Loan	Amount	2014	2013	Rate (2)	2014	2013	Maturity Date		Amortization
Mortgage loans
2012 Mortgage Loan - Component A	$350,000	$348,049	$349,843	LIBOR(1) + 2.0547%	2.2117%	2.2227%	12/1/2014	(3)	Interest only
2012 Mortgage Loan - Component B	350,000	350,000	350,000	3.4047%	3.4047%	3.4047%	12/1/2017		Interest only
2012 Mortgage Loan - Component C	1,820,000	1,820,000	1,820,000	4.0547%	4.0547%	4.0547%	12/1/2019		Interest only
Term loan facility
2014 Term Loan (4)	375,000	373,226	—	LIBOR(1)(5) + 4.25%	5.00%	N/A	6/24/2019		Interest only(6)
Mezzanine loans
2012 Mezzanine A Loan	500,000	—	168,981	8.25%	N/A	8.25%	12/1/2019		Interest only
2012 Mezzanine B Loan	330,000	—	111,528	9.625%	N/A	9.625%	12/1/2019		Interest only
2012 Mezzanine C Loan	250,000	—	84,491	11.50%	N/A	11.50%	12/1/2019		Interest only
Revolving credit facility
ESH REIT revolving credit facility	250,000	—	20,000	LIBOR(1) + 3.00%	N/A	3.1646%	11/18/2016	(7)	Interest only

Total		$2,891,275	$2,904,843

(1)	London Interbank Offering Rate.
(2)	ESH REIT is a counterparty to an interest rate cap on one-month LIBOR at 3.0% with a notional amount and maturity date the same as those of 2012 Mortgage Loan Component A.
(3)	ESH REIT has the option to extend the maturity date of Component A of the 2012 Mortgage Loan for up to three consecutive one-year periods, subject to limited conditions. In September 2014, ESH REIT provided the lender notice of its intent to exercise the first one-year extension period, the effect of which will extend the maturity date of Component A of the 2012 Mortgage Loan until December 1, 2015.
(4)	The 2014 Term Loan is presented net of an unamortized discount of $1,774 as of September 30, 2014.
(5)	The 2014 Term Loan includes a LIBOR floor of 0.75%.
(6)	There is no scheduled amortization on the 2014 Term Loan; however, subject to certain exceptions, mandatory prepayments are required up to 50% of Excess Cash Flow based on ESH REIT’s Consolidated Leverage Ratio, as defined.
(7)	ESH REIT revolving credit facility is subject to a one-year extension option.

On June 23, 2014, using principally all of the net proceeds from its 2014 Term Loan (as defined below), ESH REIT repaid the remaining outstanding balance of $365.0 million of its 2012 Mezzanine Loans (as defined below). Repayment consisted of approximately $169.0 million of the 2012 Mezzanine A Loan, approximately $111.5 million of the 2012 Mezzanine B Loan and approximately $84.5 million of the 2012 Mezzanine C Loan. During the nine months ended September 30, 2014, ESH REIT incurred approximately $9.4 million of debt extinguishment and other costs in connection with the 2012 Mezzanine Loan prepayments, consisting of prepayment penalties and other costs of approximately $4.3 million and the write-off of unamortized deferred financing costs of approximately $5.1 million. Debt extinguishment costs are included as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations.

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

ESH REIT has the option to extend the maturity date of Component A of the 2012 Mortgage Loan for up to three consecutive one-year periods, subject to certain conditions. The 2014 and 2015 extension conditions include adequate written notice of such extension (which has been provided for 2014), the extension or renewal of an interest rate cap, and the requirement that none of the borrowing entities be in default, as defined. The 2016 extension conditions include the same conditions as the 2014 and 2015 extensions, as well as the requirement of an Extension Debt Yield, as defined, of at least 17.5%.

The occurrence of a Mortgage Loan Event of Default, a Debt Yield Trigger Event (a Debt Yield, as defined, of less than 9.0%), or a Guarantor Bankruptcy triggers a Cash Trap Event, as defined. During the period of a Cash Trap Event, any excess cash flow, after all monthly requirements (including the payment of management fees and operating expenses) are fully funded, is held by the loan service agent as additional collateral for the 2012 Mortgage Loan. As of September 30, 2014, none of these events had occurred.

As of September 30, 2014, all receipts from 678 of 682 of ESH REIT’s hotel properties which serve as collateral for the 2012 Mortgage Loan are required to be deposited into a domestic cash management account (“CMA’’) for hotels in the U.S. and a Canadian CMA for hotels in Canada. Such CMAs are under the control of the loan service agent as specified by the terms of the mortgage loan agreement and cash management agreement and are, therefore, classified as restricted cash. Receipts are allocated to CMA subaccounts for hotel occupancy/goods and services sales taxes, property taxes, insurance, ground leases, operating expenses (including management fees and reimbursements), capital improvements and mortgage debt service. Funds in excess of a month’s Canadian waterfall requirements are converted to U.S. dollars and transferred to the domestic CMA. Funds in excess of a month’s domestic waterfall requirements are distributed to the Corporation and/or ESH REIT so long as no Cash Trap Event has occurred.

ESH REIT Term Loan Facility

On June 23, 2014, ESH REIT entered into a $375.0 million term loan facility (the “2014 Term Loan”). ESH REIT used the 2014 Term Loan proceeds to repay the outstanding balance on its 2012 Mezzanine Loans of $365.0 million. Subject to certain conditions, the principal amount of the 2014 Term Loan may be increased from time to time up to an amount which would not cause the Consolidated Leverage Ratio, as defined, to exceed 5.25 to 1.0. The 2014 Term Loan matures on June 24, 2019 and bears interest at a rate equal to (i) LIBOR (subject to a floor of 0.75%) plus 4.25%, or (ii) a base rate (determined by reference to the highest of (1) prime lending rate, (2) the overnight federal funds rate plus 0.5%, or (3) the one-month adjusted LIBOR rate (subject to a floor of 0.75%) plus 1.0%) plus 3.25%. There is no scheduled amortization on the 2014 Term Loan; however, subject to certain exceptions, mandatory prepayments are required up to 50% of Excess Cash Flow based on ESH REIT’s Consolidated Leverage Ratio, as defined.

As of September 30, 2014, the outstanding principal amount on the 2014 Term Loan was approximately $373.2 million, net of an unamortized discount of approximately $1.8 million.

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

During a Trigger Event, an Adjusted Trigger Event, a Default or an Event of Default, each as defined in the 2014 Term Loan, ESH REIT will be restricted from making cash dividends, subject to certain exceptions. As of September 30, 2014, none of these events had occurred.

Revolving Credit Facility

On November 18, 2013, ESH REIT entered into a $250.0 million revolving credit facility. Subject to the satisfaction of certain criteria, ESH REIT is able to request to increase the facility to an amount up to $350.0 million at any time. The facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same day notice, referred to as swingline loans, in an amount up to $20.0 million. ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the outstanding amount under the facility, and a fee of 3.125% on outstanding letters of credit due on the last day of each quarter. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (i) the prime lending rate, (ii) the overnight federal funds rate plus 0.5% or (iii) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.00% for base rate loans and 3.00% for LIBOR loans. There is no scheduled amortization under the facility and the facility matures on November 18, 2016, subject to a one-year extension option. As of September 30, 2014 and December 31, 2013, ESH REIT had no letters of credit outstanding under this facility, an outstanding balance drawn of $0 and $20.0 million, respectively, and borrowing capacity available of $250.0 million and $230.0 million, respectively.

In order to avoid a Trigger Event or an Adjusted Trigger Event, as defined, this facility requires a Debt Yield and an Adjusted Debt Yield, as defined, of at least 11.0% (with the requirement increasing to 11.5% on and after November 18, 2014), and, to avoid an Event of Default, a Consolidated Leverage Ratio, as defined, of no more than 9.25 to 1.0 (with the requirement decreasing to no more than 9.0 to 1.0 over the life of the facility) and a Debt Yield or Adjusted Debt Yield of at least 9.0%. The occurrence of a Trigger Event or an Adjusted Trigger Event requires ESH REIT to repay the outstanding facility balance and restricts its ability to draw additional proceeds. As of September 30, 2014, none of these events had occurred.

Future Maturities of Debt—The future maturities of debt as of September 30, 2014, are as follows (in thousands):

Years Ending December 31,
Remainder of 2014	$348,049	(1)
2015	—
2016	—
2017	350,000
2018	—
Thereafter	2,193,226

Total	$2,891,275

(1)	Debt maturity includes three one-year extension options, subject to the aforementioned limited conditions. In September 2014, ESH REIT provided the lender notice of its intent to exercise the first one-year extension period, the effect of which will extend the maturity date of Component A of the 2012 Mortgage Loan until December 1, 2015.

Fair Value of Debt—As of September 30, 2014 and December 31, 2013, the estimated fair value of ESH REIT’s mortgage, mezzanine and term loans was approximately $2.9 billion and $2.8 billion, respectively. The estimated fair values of mortgage, mezzanine and term loans are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on ESH REIT’s mortgage, mezzanine and term loans (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available. As of December 31, 2013, the estimated fair value of the ESH REIT revolving credit facility was equal to its carrying value due to its short-term nature and frequent settlement.

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

While ESH REIT has historically distributed 100% of its taxable income, its intent is to distribute approximately 95% of its taxable income. Accordingly, ESH REIT is expected to be subject to income taxes on approximately 5% of its taxable income. As a result, ESH REIT has recorded deferred tax assets and liabilities to reflect the fact that an estimated 5% of ESH REIT’s future taxable income is expected to be subject to tax. The majority of the net deferred tax asset balance relates to net operating loss carryforwards that expire in 2032.

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

ESH REIT recorded a benefit for federal, state and foreign income taxes of approximately $1.9 million for the three months ended September 30, 2014, an effective rate of approximately (5.4)%, as compared with a provision of approximately $0.4 million for the three months ended September 30, 2013, an effective rate of approximately 1.0%. ESH REIT recorded a benefit for federal, state and foreign income taxes of approximately $1.3 million for the nine months ended September 30, 2014, an effective rate of approximately (2.4)%, as compared with a provision of approximately $3.0 million for the nine months ended September 30, 2013, an effective rate of approximately 3.0%. ESH REIT recognized an income tax benefit during the three and nine months ended September 30, 2014 due to prior year provision to return adjustments. ESH REIT’s effective rate differs from the federal statutory rate of 35% primarily due to its status as a REIT under the provisions of the Code. As previously discussed, in future periods, ESH REIT expects to be subject to income taxes on approximately 5% of its taxable income.

ESH REIT’s (and its predecessor entities’) income tax returns for the years 2011 to present are subject to examination by the Internal Revenue Service and other taxing authorities.

7. VARIABLE INTEREST ENTITY (HVM)

As discussed in Notes 1 and 2, the results of operations, comprehensive income and cash flows of HVM are consolidated in ESH REIT’s accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2013. As part of the Pre-IPO Transactions, ESA Management acquired all of the assets and assumed all of the liabilities of HVM for approximately $0.8 million; at that time, the existing management and service agreements were terminated and ESA Management entered into new management and service agreements with the Corporation, the Operating Lessees, ESH REIT and ESH Strategies. The unaudited condensed consolidated statements of operations of HVM for the three and nine months ended September 30, 2013, the majority of which eliminated in consolidation, were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2013	2013
Revenues:
Management fee revenues	$18,808	$54,143
Reimbursement of payroll from managed properties	53,887	156,422

Total revenues	72,695	210,565
Operating expenses:
General and administrative expenses	17,032	49,973
Restructuring expenses	—	605
Managed property payroll expenses	53,887	156,422
Depreciation and amortization	385	1,110

Total operating expenses	71,304	208,110
Other income	2	15

Net income	$1,393	$2,470

8. RELATED PARTY TRANSACTIONS

Shared Overhead Costs— Subsequent to the Pre-IPO Transactions, ESA Management incurs costs under a services agreement with ESH REIT and other entities for certain overhead services performed on their behalf. The services relate to executive management (including the Chief Executive Officer, Chief Financial Officer and Chief Legal Officer), accounting, financial analysis, training and technology. For the three and nine months ended September 30, 2014, ESH REIT incurred expenses of approximately $1.6 million and $5.3 million, respectively, related to these shared costs, which are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Trademark Fees— ESH Strategies is the owner of the trademarks, “Extended Stay America”, “Crossland Economy Studios,” and “Hometown Inn” and prior to the Pre-IPO Transactions, licensed the use of the trademarks to ESH REIT’s taxable REIT subsidiaries, the Operating Lessees. The agreements provided for a trademark fee of 0.3% of revenues. Trademark fees under these agreements were approximately $0.9 million and $2.6 million, respectively, for the three and nine months ended September 30, 2013.

Working Capital— As of September 30, 2014, ESH REIT had an outstanding net payable of approximately $117.6 million due to the Corporation and its subsidiaries. This amount consists of monthly hotel receipts deposited into ESH REIT’s CMA accounts which were swept into the Corporation’s unrestricted cash accounts at the beginning of October 2014 and certain disbursements made by ESA Management on behalf of ESH REIT in the ordinary course of business which will be repaid within 60 days. As of December 31, 2013, ESH REIT had an outstanding net receivable of approximately $25.8 million due from the Corporation and its subsidiaries. This amount included a receivable due from the Corporation and its subsidiaries outstanding at the time of the Pre-IPO Transactions, which accrued interest at 5.0% per annum, offset by a payable due to the Corporation and its subsidiaries, consisting of certain disbursements made by ESA Management on behalf of ESH REIT in the ordinary course of business, which originated subsequent to the Pre-IPO Transactions.

Operating Leases—ESH REIT recognizes fixed rental revenue with respect to the operating leases on a straight-line basis. Fixed rental revenue of approximately $123.4 million and $370.7 million, respectively, was recognized for the three and nine months ended September 30, 2014. Approximately $24.1 million and $3.6 million, respectively, is recorded as deferred rent receivable in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013. Deferred rent receivable is expected to be received in cash by October 2018.

Due to the fact that certain percentage rental revenue thresholds were achieved during the third quarter of 2014, ESH REIT recognized an additional $16.2 million of percentage rental revenue for both the three and nine months ended September 30, 2014, which is included in rental revenues in the accompanying unaudited condensed consolidated statement of operations. Unearned rental revenue related to contingent percentage rent, as defined, was approximately $142.8 million, of which approximately $98.7 million had been received and $44.1 million was outstanding and included as rent receivable on the accompanying unaudited condensed consolidated balance sheet as of September 30, 2014. As of December 31, 2013, because all percentage rental revenue thresholds had been achieved for the year, no unearned contingent rental revenue existed.

As of September 30, 2014, ESH REIT had no unearned rental revenue related to prepaid minimum rents. As of December 31, 2013, ESH REIT recorded unearned rental revenue related to prepaid minimum rents of approximately $38.8 million, which related to January 2014 minimum rent payments.

9. COMMITMENTS AND CONTINGENCIES

Lease Commitments— Rent expense on ground leases is recognized on a straight-line basis and was approximately $0.4 million for the three months ended September 30, 2014 and 2013, and approximately $1.1 million for the nine months ended September 30, 2014 and 2013. Ground lease expense is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.

Other Commitments—ESH REIT has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of its properties is located. The cost related to this commitment was approximately $0.1 million for the three months ended September 30, 2014 and 2013, and approximately $0.2 million for the nine months ended September 30, 2014 and 2013, and is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.

Purchase Commitments—As of September 30, 2014, ESH REIT had purchase commitments related to renovations to certain of its hotel properties of approximately $11.2 million.

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

10. RESTRUCTURING

During the nine months ended September 30, 2013, the Operating Lessees and HVM initiated an operations restructuring which changed certain aspects of the Operating Lessees’ property staffing model. No restructuring expenses were incurred during the three months ended September 30, 2013. Restructuring expenses incurred during the nine months ended September 30, 2013 were approximately $0.6 million and consisted of personnel relocation, recruitment and separation payments.

11. EQUITY-BASED COMPENSATION

The Corporation and ESH REIT each maintain a long-term incentive plan (“LTIP”) under which the Corporation and ESH REIT may issue to eligible employees or directors restricted stock (i.e., Paired Share) awards, restricted stock (i.e., Paired Share) units or other share-based awards. Prior to the Pre-IPO Transactions, HVM maintained a management incentive plan which provided for HVM employees and members of Holdings’ board of managers awards of restricted limited liability interests (“Profit Units”) in Holdings. On November 12, 2013, outstanding Profit Units were converted into restricted stock awards.

Subsequent to the Offering, the fair value of equity-based awards on the date of grant is based on the closing price of a Paired Share on the date of grant. A portion of the grant-date fair value is allocated to a share of common stock of the Corporation and a portion is allocated to a share of Class B common stock of ESH REIT.

Equity-based compensation cost is recognized by amortizing the grant-date fair value of the equity-based awards, less estimated forfeitures, on a straight-line basis over the requisite service period of each award. Total recognized equity-based compensation was approximately $0.5 million (which includes approximately $0.3 million paid or due to the Corporation) and $0.6 million for the three months ended September 30, 2014 and 2013, respectively, and approximately $1.5 million (which includes approximately $1.0 million paid or due to the Corporation) and $3.4 million for the nine months ended September 30, 2014 and 2013, respectively, and is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

As of September 30, 2014, there was approximately $1.4 million of unrecognized compensation cost related to outstanding equity-based awards, which is expected to be recognized subsequent to September 30, 2014 over a weighted-average period of approximately 1.2 years. Total unrecognized compensation cost will be adjusted for future forfeitures.

Restricted stock award and restricted stock unit (collectively, “RSA/RSU”) activity during the nine months ended September 30, 2014, was as follows:

		Weighted-
		Average
	Number of	Grant-Date
	RSAs/RSUs	Fair Value
	(in thousands)	per RSA/RSU
Outstanding RSAs/RSUs - January 1, 2014	1,583	$9.35
RSAs/RSUs granted	3	$23.14
RSAs/RSUs vested or settled	(414)	$8.63
RSAs/RSUs forfeited	(164)	$6.51

Outstanding RSAs/RSUs - September 30, 2014(1)	1,008	$9.96

(1)	Outstanding RSAs/RSUs as of September 30, 2014 are unvested.

As of September 30, 2014, the Corporation had issued a total of 475,265 restricted stock (i.e., Paired Share) units, net of forfeitures, under which ESH REIT is a counterparty and will issue, and be compensated in cash for, 475,265 shares of Class B common stock of ESH REIT in future periods.

12. DEFINED CONTRIBUTION BENEFIT PLAN

HVM had a savings plan that qualified under Section 401(k) of the Code for all employees meeting the eligibility requirements of the plan, and the plan was transferred to ESA Management as part of the Pre-IPO Transactions. Employer contributions, net of forfeitures, totaled approximately $0.4 million and $1.1 million for the three and nine months ended September 30, 2013, respectively.

13. SUBSEQUENT EVENTS

On November 7, 2014, the Board of Directors of ESH REIT declared a cash dividend of $0.15 per share on its Class A and Class B common stock with respect to the three months ended September 30, 2014. The dividend is payable on December 5, 2014 to shareholders of record as of November 20, 2014.

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

Background and Certain Defined Terms

On November 18, 2013, Extended Stay America, Inc. (the “Corporation”) and its controlled subsidiary, ESH Hospitality, Inc. (“ESH REIT”), completed their initial public offering (the “Offering”) of Paired Shares (as defined below). Just prior to the Offering, we completed the Pre-IPO Transactions, which restructured and reorganized the existing business in contemplation of the Offering. Unless otherwise indicated or the context requires:

•	Company. Subsequent to the Pre-IPO Transactions, the term “Company” refers to the Corporation, ESH REIT and their subsidiaries considered as a single enterprise. Prior to the Pre-IPO Transactions, the term “Company” refers to ESH REIT, ESH Strategies (as defined below), HVM (as defined below) and their subsidiaries considered as a single enterprise.

•	Corporation. The term “Corporation” refers to Extended Stay America, Inc., a Delaware corporation, and its subsidiaries (excluding ESH REIT and its subsidiaries), which include the Operating Lessees (as defined below), ESH Strategies (as defined below) and ESA Management (as defined below). The Corporation controls ESH REIT through its ownership of ESH REIT’s Class A common stock, which represents approximately 55% of the outstanding common stock of ESH REIT.

•	ESH REIT. Subsequent to the Pre-IPO Transactions, the term “ESH REIT” refers to ESH Hospitality, Inc., a Delaware corporation that has elected to be taxed as a REIT, and its subsidiaries. Prior to the Pre-IPO Transactions, the term “ESH REIT” refers to ESH Hospitality LLC, a Delaware limited liability company that elected to be taxed as a REIT, and its subsidiaries, which included taxable REIT subsidiaries (the “Operating Lessees”) and HVM (as defined below), a consolidated variable interest entity. ESH REIT is a majority-owned subsidiary of the Corporation. Prior to the Pre-IPO Transactions, ESH REIT was indirectly owned by the Sponsors (as defined below).

•	ESH Strategies. The term “ESH Strategies” refers to ESH Hospitality Strategies LLC, a Delaware limited liability company, and its subsidiaries. ESH Strategies owns the intellectual property related to our business and is a wholly-owned subsidiary of the Corporation. Prior to the Pre-IPO Transactions, ESH Strategies was indirectly owned by the Sponsors (as defined below).

•	ESA Management and HVM. The term “ESA Management” refers to ESA Management LLC, a Delaware limited liability company, and its subsidiaries. ESH REIT leases its hotel properties to the Operating Lessees. ESA Management is a wholly-owned subsidiary of the Corporation and manages the leased hotel properties on behalf of the Operating Lessees. Prior to the Pre-IPO Transactions, the Operating Lessees engaged HVM LLC (“HVM”) as an eligible independent contractor within the meaning of Section 856(d)(9) of the Internal Revenue Code of 1986, as amended (the “Code”), to manage the leased hotel properties on their behalf.

•	Paired Shares. The term “Paired Shares” means the shares of common stock, par value $0.01 per share, of the Corporation together with the shares of Class B common stock, par value $0.01 per share, of ESH REIT, which are attached and trade as a single unit.

•	Sponsors. The term “Sponsors” collectively refers to Centerbridge Partners, L.P., Paulson & Co. Inc. and the Blackstone Group, L.P. and their affiliates.

For ease of presentation:

•	When we refer to our ownership of hotel properties, we are referring to the hotel properties owned by subsidiaries of ESH REIT.

•	When we refer to the management and operation of our hotel properties, we are referring to the management of hotel properties by ESA Management subsequent to the Pre-IPO Transactions and the management of hotel properties by HVM prior to the Pre-IPO Transactions.

•	When we refer to our brands, we are referring to intellectual property related to our business owned by ESH Strategies.

•	When we refer to our management team, our executives or officers, we are referring to the management team (and executives and officers) of the Corporation and ESH REIT. Prior to the Pre-IPO Transactions, when we refer to our management team, our executives or officers, we are referring to HVM’s management team (and executives and officers).

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

“RevPAR” or “revenue per available room” means the product of average daily rate multiplied by the average daily occupancy achieved for a hotel or group of hotels in a given period. RevPAR does not include other ancillary revenues, such as food and beverage revenues, or parking, pet, telephone or other guest service revenues generated by a hotel.

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

Overview

We are the largest owner/operator of company-branded hotels in North America. Our business operates in the extended stay lodging industry, and as of September 30, 2014, we own and operate 682 hotel properties comprising approximately 76,000 rooms located in 44 states across the United States and in Canada. We own and operate 632 of our hotels under the core brand, Extended Stay America, which serves the mid-price extended stay segment, and accounts for approximately half of the segment by number of rooms in the United States. In addition, we own and operate three Extended Stay Canada hotels and 47 hotels in the economy extended stay segment under the Crossland Economy Studios brand.

Our extended stay hotels are designed to provide an affordable and attractive alternative to traditional lodging or apartment accommodations and are targeted toward self-sufficient, value-conscious guests. Our hotels feature fully-furnished rooms with in-room kitchens, complimentary grab-and-go breakfast, free WiFi, flat screen TVs and limited housekeeping service, which is typically provided on a weekly basis. Our guests include business travelers, professionals on temporary work or training assignments, persons relocating, temporarily displaced or purchasing a home and anyone else in need of temporary housing. Our guests generally rent accommodations on a weekly or longer term basis. For the twelve months ended September 30, 2014, approximately 70% of our revenue was derived from guests with stays longer than one week.

Understanding Our Results of Operations—The Company

Revenues and Expenses. The Company’s revenues are derived from the operation of our hotels. Hotel operating expenses account for the largest portion of the Company’s operating expenses and reflect ongoing operating expenses associated with the ownership and management of our hotels. The following table presents the components of the Company’s revenues as a percentage of our total revenues for the nine months ended September 30, 2014:

Percentage of 2014 Year to Date Revenues

•      Room revenues. Room revenues are driven primarily by ADR and occupancy. Pricing policy and customer mix are significant drivers of ADR. Due to our relatively high occupancy levels, our primary focus is on increasing RevPAR by increasing ADR. For the nine months ended September 30, 2014, we experienced RevPAR growth of approximately 7.6% compared to the nine months ended September 30, 2013, due to a shift in our customer mix to a greater number of high yield, shorter-stay guests as well as the collective impact of our hotel reinvestment program, upgraded operational practices, investments in marketing and brand awareness and focus on service excellence.

98.5%
• Other hotel revenues. Other hotel revenues include ancillary revenues such as laundry revenues, vending commissions, additional housekeeping fees and pet charges. Occupancy and customer mix, as well as the number and percentage of guests that have longer-term stays, are the key drivers of other hotel revenues.	1.5%

The following table presents the components of the Company’s operating expenses as a percentage of our total operating expenses for the nine months ended September 30, 2014:

Percentage of 2014 Year to Date Operating Expenses

•      Hotel operating expenses. Hotel operating expenses have both fixed and variable components. Operating expenses that are relatively fixed include payroll expense, real estate tax expense, property insurance expense and utilities expense. Occupancy is a key driver of expenses that have a high degree of variability such as room supplies expense. Other variable expenses include marketing costs, hotel reservations and commissions expense and repairs and maintenance expense. We experienced an increase in hotel operating expenses of approximately $40.2 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, due mainly to increases in marketing and reservation costs as well as increases in property insurance expense and repairs and maintenance expense, utilities expense, hotel personnel expense and real estate tax expense.

68.9%
• General and administrative expenses. General and administrative expenses include expenses associated with corporate overhead. These costs consist primarily of compensation expense of our corporate staff, professional fees including consulting, audit, tax and legal and public company fees.	9.9%
• Depreciation and amortization. Depreciation and amortization is a non-cash charge that relates primarily to the acquisition and related usage of hotels and other property and equipment.	21.4%
• Gain on sale of hotel properties. Gain on sale of hotel properties includes the gain recognized on the sale of hotel properties to third parties.	(0.2)%

Understanding Our Results of Operations—ESH REIT

For the three and nine months ended September 30, 2014, ESH REIT’s consolidated results of operations reflect ESH REIT’s sole source of revenue, rental revenues earned under its operating leases, which are no longer eliminated in consolidation due to the fact that ESH REIT no longer owns the Operating Lessees. ESH REIT’s consolidated results of operations reflect only those hotel operating expenses directly related to ownership of the hotels, such as real estate tax expense and property insurance expense, and do not include hotel operating expenses incurred by the Operating Lessees. ESA Management, a wholly-owned subsidiary of the Corporation, manages the hotel properties.

For the three and nine months ended September 30, 2013, ESH REIT’s consolidated results of operations reflected room and other hotel revenues, as rental revenues and expenses with respect to the operating leases between ESH REIT and its previously owned subsidiaries, the Operating Lessees, eliminated in consolidation. Further, for the three and nine months ended September 30, 2013, ESH REIT’s consolidated results of operations reflected all hotel operating expenses. HVM managed the hotel properties pursuant to management agreements with the Operating Lessees. ESH REIT held a variable interest in HVM and consolidated the results of operations of HVM.

Revenues. ESH REIT’s rental revenues are generated from leasing the hotel properties to the Operating Lessees. Rental revenues consist of fixed minimum rental payments plus specified percentages of hotel room revenues earned by the Operating Lessees over designated revenue thresholds.

Expenses. The following table presents the components of ESH REIT’s operating expenses as a percentage of ESH REIT’s total operating expenses for the nine months ended September 30, 2014:

Percentage of 2014 Year to Date Operating Expenses
• Hotel operating expenses. ESH REIT’s hotel operating expenses include expenses directly related to ownership of the hotels, such as real estate tax expense and property insurance expense.	32.4%
• General and administrative expenses. General and administrative expenses include overhead expenses incurred directly by ESH REIT and administrative service costs reimbursable to ESA Management.	5.9%
• Depreciation and amortization. Depreciation and amortization is a non-cash charge that relates primarily to the acquisition and related usage of hotels and other property and equipment.	62.1%
• Gain on sale of hotel properties. Gain on sale of hotel properties includes the gain recognized on the sale of hotel properties to third parties.	(0.4)%

Results of Operations

Results of Operations discusses each of the Company’s unaudited condensed consolidated and combined financial statements and ESH REIT’s unaudited condensed consolidated financial statements, each of which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those relating to property and equipment, goodwill, income taxes, equity-based compensation, revenue recognition, consolidation policies and contingencies. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

For the three and nine months ended September 30, 2014, the unaudited condensed consolidated financial statements of the Company include the financial position, results of operations, comprehensive income, changes in equity and cash flows of the Corporation and its subsidiaries, including the Operating Lessees, ESH Strategies, ESA Management and ESH REIT. Third party equity interests in ESH REIT, which consist primarily of the Class B common stock of ESH REIT and represent approximately 45% of ESH REIT’s total common equity, are not owned by the Corporation and therefore are presented as noncontrolling interests.

For the three and nine months ended September 30, 2013, the unaudited condensed consolidated and combined financial statements of the Company included the financial position, results of operations, comprehensive income, changes in equity and cash flows of the Company’s predecessor, which included ESH REIT’s predecessor, ESH Hospitality LLC, ESH Strategies and HVM. Third party equity interests in HVM, which represented all of HVM’s equity, were not owned by the Company’s predecessor and therefore were presented as noncontrolling interests. ESH REIT and ESH Strategies became a consolidated group by the time of the completion of the Offering. Since the Pre-IPO Transactions, which resulted in these entities becoming a consolidated group, were accounted for at historical cost, the Company’s predecessor financial information combined ESH REIT’s predecessor financial information with that of ESH Strategies.

For the three and nine months ended September 30, 2014, the unaudited condensed consolidated financial statements of ESH REIT include the financial position, results of operations, comprehensive income, changes in equity and cash flows of ESH REIT and its subsidiaries.

For the three and nine months ended September 30, 2013, the unaudited condensed consolidated financial statements of ESH REIT included the financial position, results of operations, comprehensive income, changes in equity and cash flows of ESH REIT’s predecessor, ESH Hospitality LLC, and its subsidiaries, which included the Operating Lessees. Third party equity interests in HVM, a consolidated variable interest entity, which represented all of HVM’s equity, were not owned by ESH REIT and therefore were presented as noncontrolling interests.

Results of Operations—The Company

Comparison of Three Months Ended September 30, 2014 and September 30, 2013

As of September 30, 2013, we owned and operated 682 hotels consisting of approximately 75,900 rooms and managed two hotels consisting of approximately 290 rooms. On December 31, 2013, we acquired two hotels which ESA Management previously managed. On July 28, 2014, we sold two hotels. Therefore, as of September 30, 2014, we owned and operated 682 hotels consisting of approximately 76,000 rooms. The following table presents our consolidated and combined results of operations for the three months ended September 30, 2014 and 2013, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended
	September 30,
	2014		2013	Change ($)	Change (%)

Revenues:
Room revenues	$333,970		$308,077	$25,893	8.4%
Other hotel revenues	4,583		5,297	(714)	(13.5)%
Management fees, license fees and other revenues	—		279	(279)	n/a

Total revenues	338,553		313,653	24,900	7.9%

Operating expenses:
Hotel operating expenses	159,125		144,931	14,194	9.8%
General and administrative expenses	19,579		24,534	(4,955)	(20.2)%
Depreciation and amortization	47,124		42,669	4,455	10.4%
Gain on sale of hotel properties	(864)		—	(864)	n/a
Managed property payroll expenses	—		185	(185)	n/a
Impairment of long-lived assets	—		1,942	(1,942)	n/a

Total operating expenses	224,964		214,261	10,703	5.0%
Other income	1		643	(642)	n/a

Income from operations	113,590		100,035	13,555	13.6%
Other non-operating expense	1,058		—	1,058	n/a
Interest expense, net	33,377		53,010	(19,633)	(37.0)%

Income before income tax expense	79,155		47,025	32,130	68.3%
Income tax expense	18,970		447	18,523	n/a

Net income	60,185		46,578	13,607	29.2%
Net income attributable to noncontrolling interests	(16,310	) (1)	(422)	(15,888)	n/a

Net income attributable to common shareholders or members	$43,875		$46,156	$(2,281)	(4.9)%

(1)	Noncontrolling interests of Extended Stay America, Inc. include approximately 45% of ESH REIT’s common equity and 125 shares of ESH REIT preferred stock.

The following table presents key operating metrics, including occupancy, ADR and RevPAR, for our hotels for the three months ended September 30, 2014 and 2013, respectively:

	Three Months Ended
	September 30,
	2014	2013	Change %
Number of hotel properties	682	682	0.0%
Number of rooms	76,000	75,928	0.1%
Occupancy	79.3%	78.7%	0.8%
ADR	$60.14	$56.01	7.4%
RevPAR	$47.72	$44.09	8.2%

Room revenues. Room revenues increased by approximately $25.9 million, or 8.4%, to approximately $334.0 million for the three months ended September 30, 2014 compared to approximately $308.1 million for the three months ended September 30, 2013. The increase in room revenues was due to a 7.4% increase in ADR and a 0.8% increase in occupancy, resulting in an 8.2% increase in RevPAR, which was primarily a result of a shift in our customer mix to a greater number of high yield, shorter-stay guests as well as our hotel reinvestment program, operating and service initiatives and more consistent pricing and discount policies.

Other hotel revenues. Other hotel revenues decreased by approximately $0.7 million, or 13.5%, to approximately $4.6 million for the three months ended September 30, 2014 compared to approximately $5.3 million for the three months ended September 30, 2013. The decrease was primarily due to a decrease in laundry and other miscellaneous revenue.

Management fees, license fees and other revenues. Management fees, license fees and other revenues decreased to $0 for the three months ended September 30, 2014 compared to approximately $0.3 million for the three months ended September 30, 2013. The decrease in these fees was due to the acquisition of two hotels on December 31, 2013 which ESA Management previously managed.

Hotel operating expenses. Hotel operating expenses increased by approximately $14.2 million, or 9.8%, to approximately $159.1 million for the three months ended September 30, 2014 compared to approximately $144.9 million for the three months ended September 30, 2013. The increase in hotel operating expenses was partly driven by an increase in marketing and reservation costs of approximately $5.9 million, primarily related to our recent national advertising campaign and the system-wide implementation of our central reservations call center. Additionally, the increase was impacted by increases in property insurance expense and repairs and maintenance expense of approximately $4.0 million as well as an increase in hotel personnel expense.

Hotel operating margin decreased to 53.1% for the three months ended September 30, 2014 compared to 54.3% for the three months ended September 30, 2013 primarily due to aforementioned cost increases. Total hotel revenues increased by approximately $25.2 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, while hotel operating profit, excluding the loss on disposal of assets, increased by approximately $9.6 million for the same period, which represents an operating margin flow-through, defined as the change in hotel operating profit divided by the change in total room and other hotel revenues, of approximately 38.1%.

General and administrative expenses. General and administrative expenses decreased by approximately $5.0 million, or 20.2%, to approximately $19.6 million for the three months ended September 30, 2014 compared to approximately $24.5 million for the three months ended September 30, 2013. This decrease was primarily driven by a decrease in system-wide brand-related expense of approximately $3.4 million as well as a decrease in incentive compensation expense, which was offset by an increase in other corporate personnel expense, including an increase of approximately $1.7 million in equity-based compensation.

Depreciation and amortization. Depreciation and amortization increased by approximately $4.5 million, or 10.4%, to approximately $47.1 million for the three months ended September 30, 2014 compared to approximately $42.7 million for the three months ended September 30, 2013. The increase in depreciation and amortization was primarily due to an increase in investment in hotel assets as a result of our hotel reinvestment program.

Gain on sale of hotel properties. During the three months ended September 30, 2014, we recorded a gain on sale of hotel properties of approximately $0.9 million, which related to the sale of our two Hometown Inn hotels in July 2014.

Managed property payroll expenses. Managed property payroll expenses decreased to $0 for the three months ended September 30, 2014 compared to approximately $0.2 million for the three months ended September 30, 2013. This decrease is due to the acquisition of two hotels on December 31, 2013 which ESA Management previously managed.

Impairment of long-lived assets. Asset impairments are recorded as required based on an evaluation of property and equipment and intangible assets for impairment. During the three months ended September 30, 2013, we recognized an impairment charge of approximately $1.9 million related to property and equipment. No impairment of long-lived assets was recognized during the three months ended September 30, 2014.

Other non-operating expense. During the three months ended September 30, 2014, we recognized a non-cash foreign currency transaction loss of approximately $1.1 million related to the appreciation of the U.S. dollar versus the Canadian dollar at one of our Canadian currency-based entities which has U.S. dollar denominated debt.

Interest expense, net. In the fourth quarter of 2013 and subsequent to the Offering, ESH REIT repaid $715.0 million of the 2012 Mezzanine Loans (as defined below). In the second quarter of 2014, ESH REIT repaid the remaining outstanding $365.0 million of the 2012 Mezzanine

Loans using principally all of the net proceeds from its 2014 Term Loan (as defined below). As a result of these transactions, the Company’s total debt decreased by approximately $693.0 million, or 19.2%, from approximately $3.6 billion as of September 30, 2013 to approximately $2.9 billion as of September 30, 2014, and its weighted-average interest rate decreased from approximately 5.4% as of September 30, 2013 to approximately 3.9% as of September 30, 2014. For the three months ended September 30, 2014, interest expense decreased by approximately $19.6 million, or 37.0%, to approximately $33.4 million compared to approximately $53.0 million for the three months ended September 30, 2013.

Income tax expense. Our effective income tax rate increased by approximately 23.0 percentage points to approximately 24.0% for the three months ended September 30, 2014 compared to approximately 1.0% for the three months ended September 30, 2013, primarily due to our current legal structure and the entity-related changes that were a result of the Pre-IPO Transactions. Since the Corporation owns the Class A common stock of ESH REIT, which represents approximately 55% of the outstanding common stock of ESH REIT, approximately 55% of ESH REIT’s distributions are subject to corporate income tax. The Company’s effective tax rate is lower than the federal statutory rate of 35% due to ESH REIT’s status as a REIT under the provisions of the Code during these periods, although ESH REIT will incur federal and state income tax at statutory rates on its taxable income not distributed.

Comparison of Nine Months Ended September 30, 2014 and September 30, 2013

As of September 30, 2013, we owned and operated 682 hotels consisting of approximately 75,900 rooms and managed two hotels consisting of approximately 290 rooms. On December 31, 2013, we acquired two hotels which ESA Management previously managed. On July 28, 2014, we sold two hotels. Therefore, as of September 30, 2014, we owned and operated 682 hotels consisting of approximately 76,000 rooms. The following table presents our consolidated and combined results of operations for the nine months ended September 30, 2014 and 2013, including the amount and percentage change in these results between the periods (in thousands):

	Nine Months Ended
	September 30,
	2014		2013	Change ($)	Change (%)

Revenues:
Room revenues	$917,286		$849,654	$67,632	8.0%
Other hotel revenues	13,497		13,562	(65)	(0.5)%
Management fees, license fees and other revenues	—		830	(830)	n/a

Total revenues	930,783		864,046	66,737	7.7%

Operating expenses:
Hotel operating expenses	448,253		408,019	40,234	9.9%
General and administrative expenses	64,227		68,678	(4,451)	(6.5)%
Depreciation and amortization	139,401		124,523	14,878	11.9%
Gain on sale of hotel properties	(864)		—	(864)	n/a
Managed property payroll expenses	—		565	(565)	n/a
Restructuring expenses	—		605	(605)	n/a
Acquisition transaction expenses	—		110	(110)	n/a
Impairment of long-lived assets	—		3,330	(3,330)	n/a

Total operating expenses	651,017		605,830	45,187	7.5%
Other income	272		659	(387)	n/a

Income from operations	280,038		258,875	21,163	8.2%
Other non-operating expense	2,837		—	2,837	n/a
Interest expense, net	116,464		157,851	(41,387)	(26.2)%

Income before income tax expense	160,737		101,024	59,713	59.1%
Income tax expense	38,187		2,990	35,197	n/a

Net income	122,550		98,034	24,516	25.0%
Net income attributable to noncontrolling interests	(24,649	) (1)	(860)	(23,789)	n/a

Net income attributable to common shareholders or members	$97,901		$97,174	$727	0.7%

(1)	Noncontrolling interests of Extended Stay America, Inc. include approximately 45% of ESH REIT’s common equity and 125 shares of ESH REIT preferred stock.

The following table presents key operating metrics, including occupancy, ADR and RevPAR, for our hotels for the nine months ended September 30, 2014 and 2013, respectively:

	Nine Months Ended
	September 30,
	2014	2013	Change %
Number of hotel properties	682	682	0.0%
Number of rooms	76,000	75,928	0.1%
Occupancy	76.1%	75.5%	0.8%
ADR	$57.95	$54.31	6.7%
RevPAR	$44.09	$40.98	7.6%

Room revenues. Room revenues increased by approximately $67.6 million, or 8.0%, to approximately $917.3 million for the nine months ended September 30, 2014 compared to approximately $849.7 million for the nine months ended September 30, 2013. The increase in room revenues was due to a 6.7% increase in ADR and a 0.8% increase in occupancy, resulting in a 7.6% increase in RevPAR, which was primarily a result of a shift in our customer mix to a greater number of high yield, shorter-stay guests as well as our hotel reinvestment program, operating and service initiatives and more consistent pricing and discount policies.

Other hotel revenues. Other hotel revenues remained relatively consistent, decreasing by approximately $0.1 million, or 0.5%, to approximately $13.5 million for the nine months ended September 30, 2014 compared to approximately $13.6 million for the nine months ended September 30, 2013.

Management fees, license fees and other revenues. Management fees, license fees and other revenues decreased to $0 for the nine months ended September 30, 2014 compared to approximately $0.8 million for the nine months ended September 30, 2013. The decrease in these fees was due to the acquisition of two hotels on December 31, 2013 which ESA Management previously managed.

Hotel operating expenses. Hotel operating expenses increased by approximately $40.2 million, or 9.9%, to approximately $448.3 million for the nine months ended September 30, 2014 compared to approximately $408.0 million for the nine months ended September 30, 2013. The increase in hotel operating expenses was partly driven by an increase in marketing and reservation costs of approximately $14.8 million, primarily related to our recent national advertising campaign and the system-wide implementation of our central reservations call center. Additionally, the increase was impacted by increases in property insurance expense and repairs and maintenance expense of approximately $10.6 million, an increase in utilities expense of approximately $3.9 million and increases in hotel personnel expense and real estate tax expense.

Hotel operating margin decreased to 52.1% for the nine months ended September 30, 2014 compared to 53.0% for the nine months ended September 30, 2013, primarily due to aforementioned cost increases. Total hotel revenues increased by approximately $67.6 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, while hotel operating profit, excluding the loss on disposal of assets, increased by approximately $27.9 million for the same period, which represents an operating margin flow-through, defined as the change in hotel operating profit divided by the change in total room and other hotel revenues, of approximately 41.2%.

General and administrative expenses. General and administrative expenses decreased by approximately $4.5 million, or 6.5%, to approximately $64.2 million for the nine months ended September 30, 2014 compared to approximately $68.7 million for the nine months ended September 30, 2013. This decrease was primarily driven by a decrease in system-wide brand-related expense of approximately $9.2 million. Further, there was a decrease in incentive compensation expense and a favorable settlement of previously outstanding incentive agreements, which was offset by an increase in other corporate personnel expense, including an increase of approximately $3.8 million in equity-based compensation. Offsetting increases also included approximately $1.9 million in consulting fees related to the implementation of our new strategic initiatives, including review of our corporate infrastructure.

Depreciation and amortization. Depreciation and amortization increased by approximately $14.9 million, or 11.9%, to approximately $139.4 million for the nine months ended September 30, 2014 compared to approximately $124.5 million for the nine months ended September 30, 2013. The increase in depreciation and amortization was primarily due to an increase in investment in hotel assets as a result of our hotel reinvestment program.

Gain on sale of hotel properties. During the nine months ended September 30, 2014, we recorded a gain on sale of hotel properties of approximately $0.9 million, which related to the sale of our two Hometown Inn hotels in July 2014.

Managed property payroll expenses. Managed property payroll expenses decreased to $0 for the nine months ended September 30, 2014 compared to approximately $0.6 million for the nine months ended September 30, 2013. This decrease is due to the acquisition of two hotels on December 31, 2013 which ESA Management previously managed.

Restructuring expenses. During the nine months ended September 30, 2013, we initiated an operations restructuring, which changed certain aspects of our property staffing model, for which we incurred costs of approximately $0.6 million that consisted of personnel relocation, recruitment and separation payments. No restructuring expenses were incurred during the nine months ended September 30, 2014.

Acquisition transaction expenses. During the nine months ended September 30, 2013, we incurred acquisition transaction expenses of approximately $0.1 million related to the acquisition of assets of 17 hotels in December 2012. No acquisition transaction expenses were incurred during the nine months ended September 30, 2014.

Impairment of long-lived assets. Asset impairments are recorded as required based on an evaluation of property and equipment and intangible assets for impairment. During the nine months ended September 30, 2013, we recognized an impairment charge of approximately $3.3 million related to property and equipment. No impairment of long-lived assets was recognized during the nine months ended September 30, 2014.

Other non-operating expense. During the nine months ended September 30, 2014, we recognized a non-cash foreign currency transaction loss of approximately $2.8 million related to the appreciation of the U.S. dollar versus the Canadian dollar at one of our Canadian currency-based entities which has U.S. dollar denominated debt.

Interest expense, net. In the fourth quarter of 2013 and subsequent to the Offering, ESH REIT repaid $715.0 million of the 2012 Mezzanine Loans. In the second quarter of 2014, ESH REIT repaid the remaining outstanding $365.0 million of the 2012 Mezzanine Loans using principally all of the net proceeds from its 2014 Term Loan. As a result of these transactions, the Company’s total debt decreased by approximately $693.0 million, or 19.2%, from approximately $3.6 billion as of September 30, 2013 to approximately $2.9 billion of September 30, 2014, and its weighted-average interest rate decreased from approximately 5.4% as of September 30, 2013 to approximately 3.9% as of September 30, 2014. For the nine months ended September 30, 2014, interest expense decreased by approximately $41.4 million, or 26.2%, to approximately $116.5 million compared to approximately $157.9 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, interest expense includes approximately $9.4 million of debt extinguishment and other costs in connection with the 2012 Mezzanine Loan prepayments, which consists of prepayment penalties and other costs of approximately $4.3 million and the write-off of unamortized deferred financing costs of approximately $5.1 million.

Income tax expense. Our effective income tax rate increased by approximately 20.8 percentage points to approximately 23.8% for the nine months ended September 30, 2014 compared to approximately 3.0% for the nine months ended September 30, 2013, primarily due to our current legal structure and the entity-related changes that were a result of the Pre-IPO Transactions. Since the Corporation owns the Class A common stock of ESH REIT, which represents approximately 55% of the outstanding common stock of ESH REIT, approximately 55% of ESH REIT’s distributions are subject to corporate income tax. The Company’s effective tax rate is lower than the federal statutory rate of 35% due to ESH REIT’s status as a REIT under the provisions of the Code during these periods, although ESH REIT will incur federal and state income tax at statutory rates on its taxable income not distributed.

Results of Operations—ESH REIT

ESH REIT’s consolidated results of operations for periods subsequent to the Pre-IPO Transactions present operating results in a manner which reflects ESH REIT’s legal structure, including the entity-related changes that were a result of the Pre-IPO Transactions. For example:

•	For the three and nine months ended September 30, 2014, ESH REIT’s consolidated results of operations reflect ESH REIT’s sole source of revenue, lease rental revenues, which are no longer eliminated in consolidation due to the fact that ESH REIT does not own the Operating Lessees. For the three and nine months ended September 30, 2013, ESH REIT’s consolidated results of operations reflected room and other hotel revenues, as lease rental revenues and expenses with respect to the operating leases between ESH REIT and its previously owned, consolidated subsidiaries, the Operating Lessees, eliminated in consolidation.

•	For the three and nine months ended September 30, 2014, ESH REIT’s consolidated results of operations reflect only those hotel operating expenses that are incurred directly by ESH REIT. For the three and nine months ended September 30, 2013, ESH REIT’s consolidated results of operations reflected all hotel operating expenses, whether such costs were incurred by ESH REIT (i.e., real estate tax expense and property insurance expense, which are directly related to the ownership of the hotels) or by the Operating Lessees (i.e., utilities expense, hotel payroll expense, marketing expense and repairs and maintenance expense, which are incurred by the Operating Lessees as prescribed by the operating leases).

•	For the three and nine months ended September 30, 2014, costs reimbursed to ESA Management do not eliminate in consolidation and are reflected as a component of general and administrative expenses. For the three and nine months ended September 30, 2013, since ESH REIT consolidated the results of operations of HVM, administrative costs paid to HVM eliminated in consolidation, and general and administrative expenses included substantially all of ESH REIT predecessor’s overhead expense.

Comparison of Three Months Ended September 30, 2014 and September 30, 2013

The following table presents ESH REIT’s consolidated results of operations for the three months ended September 30, 2014 and 2013, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended
	September 30,
	2014	2013	Change ($)	Change (%)

Revenues:
Rental revenues	$139,605	$—	$139,605	n/a
Hotel room revenues	—	308,077	(308,077)	n/a
Other hotel revenues	—	5,297	(5,297)	n/a
Management fees and other revenues	—	327	(327)	n/a

Total revenues	139,605	313,701	(174,096)	(55.5)%

Operating expenses:
Hotel operating expenses	23,452	144,931	(121,479)	(83.8)%
General and administrative expenses	3,304	24,517	(21,213)	(86.5)%
Depreciation and amortization	46,176	42,669	3,507	8.2%
Gain on sale of hotel properties	(864)	—	(864)	n/a
Managed property payroll expenses	—	185	(185)	n/a
Trademark license fees	—	940	(940)	n/a
Impairment of long-lived assets	—	1,942	(1,942)	n/a

Total operating expenses	72,068	215,184	(143,116)	(66.5)%
Other income	—	643	(643)	n/a

Income from operations	67,537	99,160	(31,623)	(31.9)%
Other non-operating expense	1,069	—	1,069	n/a
Interest expense, net	31,986	53,010	(21,024)	(39.7)%

Income before income tax (benefit) expense	34,482	46,150	(11,668)	(25.3)%
Income tax (benefit) expense	(1,858)	447	(2,305)	n/a

Net income	36,340	45,703	(9,363)	(20.5)%
Net income attributable to noncontrolling interests	—	(422)	422	n/a

Net income attributable to common shareholders or members	$36,340	$45,281	$(8,941)	(19.7)%

Rental revenues. Rental revenues were approximately $139.6 million for the three months ended September 30, 2014 compared to $0 for the three months ended September 30, 2013. For the three months ended September 30, 2014, the consolidated results of operations of ESH REIT include rental revenues associated with the operating leases, since during this period, lease revenues were not eliminated in consolidation. Rental revenues consist of fixed minimum rental payments recognized on a straight-line basis over the lease terms plus specified percentages paid by Operating Lessees on revenues over designated thresholds. Percentage rental revenue of approximately $16.2 million was recognized during the three months ended September 30, 2014 due to the fact that certain percentage rental revenue thresholds were achieved during the period. For the three months ended September 30, 2013, the consolidated results of operations of ESH REIT included the results of operations of the Operating Lessees. During that period, ESH REIT’s rental revenues, as well as the Operating Lessees’ rental expenses, eliminated in consolidation.

Hotel room revenues. In connection with the Pre-IPO Transactions, ESH REIT transferred the Operating Lessees to the Corporation. ESH REIT’s results of operations for the three months ended September 30, 2014 do not include results of operations of the Operating Lessees while ESH REIT’s results of operations for the three months ended September 30, 2013 included results of operations of the Operating Lessees. Hotel room revenues were $0 for the three months ended September 30, 2014 compared to approximately $308.1 million for the three months ended September 30, 2013.

Other hotel revenues. In connection with the Pre-IPO Transactions, ESH REIT transferred the Operating Lessees to the Corporation. ESH REIT’s results of operations for the three months ended September 30, 2014 do not include results of operations of the Operating Lessees while ESH REIT’s results of operations for the three months ended September 30, 2013 included results of operations of the Operating Lessees. Other hotel revenues were $0 for the three months ended September 30, 2014 compared to approximately $5.3 million for the three months ended September 30, 2013.

Management fees and other revenues. ESA Management acquired all of the assets and assumed all of the liabilities of HVM in connection with the Pre-IPO Transactions. ESH REIT’s results of operations for the three months ended September 30, 2014 do not include results of operations of ESA Management while ESH REIT’s results of operations for the three months ended September 30, 2013 included results of operations of HVM. Management fees and other revenues were $0 for the three months ended September 30, 2014 compared to approximately $0.3 million for the three months ended September 30, 2013.

Hotel operating expenses. In connection with the Pre-IPO Transactions, ESH REIT transferred the Operating Lessees to the Corporation. ESH REIT’s results of operations for the three months ended September 30, 2014 do not include results of operations of the Operating Lessees while ESH REIT’s results of operations for the three months ended September 30, 2013 included results of operations of the Operating Lessees. Hotel operating expenses decreased by approximately $121.5 million, or 83.8%, to approximately $23.5 million for the three months ended September 30, 2014 compared to approximately $144.9 million for the three months ended September 30, 2013. This decrease is due to the fact that for the three months ended September 30, 2014, hotel operating expenses include only those expenses directly related to ownership of the hotels, such as real estate tax expense and property insurance expense, and do not include hotel operating expenses incurred by the Operating Lessees.

Subsequent to the Pre-IPO Transactions, hotel operating margin is not a relevant operating measure for ESH REIT as its sole source of revenue is rental revenue generated from leasing the hotel properties and its hotel operating expenses represent only a portion of the hotels’ total operating expenses, specifically those related to the ownership of, but not the operation of, the hotels.

General and administrative expenses. ESA Management acquired all of the assets and assumed all of the liabilities of HVM in connection with the Pre-IPO Transactions. ESH REIT’s results of operations for the three months ended September 30, 2014 do not include results of operations of ESA Management while ESH REIT’s results of operations for the three months ended September 30, 2013 included results of operations of HVM. General and administrative expenses decreased by approximately $21.2 million, or 86.5%, to approximately $3.3 million for the three months ended September 30, 2014, compared to approximately $24.5 million for the three months ended September 30, 2013. This decrease is mainly due to the fact that, for the three months ended September 30, 2014, general and administrative expenses do not include expenses of ESA Management. For the three months ended September 30, 2014, general and administrative expenses include professional fees, including legal, audit, tax, board and other fees of approximately $1.3 million and other public company transition costs of approximately $0.4 million, which include approximately $0.3 million of secondary offering costs. Also included are reimbursed costs of approximately $1.6 million that ESH REIT incurred under its services agreement with ESA Management for certain overhead services performed on ESH REIT’s behalf, which include services related to shared executive management, accounting, financial analysis, training and technology, as well as payroll and related expenses of ESH REIT employees.

Depreciation and amortization. Depreciation and amortization increased by approximately $3.5 million, or 8.2%, to approximately $46.2 million for the three months ended September 30, 2014 compared to approximately $42.7 million for the three months ended September 30, 2013. The increase in depreciation and amortization was primarily due to an increase in investment in hotel assets as a result of our hotel reinvestment program.

Gain on sale of hotel properties. During the three months ended September 30, 2014, we recorded a gain on sale of hotel properties of approximately $0.9 million, which related to the sale of our two Hometown Inn hotels in July 2014.

Managed property payroll expenses. ESA Management acquired all of the assets and assumed all of the liabilities of HVM in connection with the Pre-IPO Transactions. ESH REIT’s results of operations for the three months ended September 30, 2014 do not include results of operations of ESA Management while ESH REIT’s results of operations for the three months ended September 30, 2013 included results of operations of HVM. Managed property payroll expenses were $0 for the three months ended September 30, 2014 compared to approximately $0.2 million for the three months ended September 30, 2013.

Trademark license fees. In connection with the Pre-IPO Transactions, ESH REIT transferred the Operating Lessees to the Corporation. ESH REIT’s results of operations for the three months ended September 30, 2014 do not include results of operations of the Operating Lessees while ESH REIT’s results of operations for the three months ended September 30, 2013 included results of operations of the Operating Lessees. Trademark license fees were $0 for the three months ended September 30, 2014 compared to approximately $0.9 million for the three months ended September 30, 2013.

Impairment of long-lived assets. Asset impairments are recorded as required based on an evaluation of property and equipment and intangible assets for impairment. During the three months ended September 30, 2013, ESH REIT recognized an impairment charge of approximately $1.9 million related to property and equipment. No impairment of long-lived assets was recognized during the three months ended September 30, 2014.

Other non-operating expense. During the three months ended September 30, 2014, ESH REIT recognized a non-cash foreign currency transaction loss of approximately $1.1 million related to the appreciation of the U.S. dollar versus the Canadian dollar at one of its Canadian currency-based entities which has U.S. dollar denominated debt.

Interest expense, net. In the fourth quarter of 2013 and subsequent to the Offering, ESH REIT repaid $715.0 million of the 2012 Mezzanine Loans. In the second quarter of 2014, ESH REIT repaid the remaining outstanding $365.0 million of the 2012 Mezzanine Loans using principally all of the net proceeds from its 2014 Term Loan. As a result of these transactions, ESH REIT’s total debt decreased by approximately $714.2 million, or 19.8%, from approximately $3.6 billion as of September 30, 2013 to approximately $2.9 billion as of September 30, 2014, and its weighted-average interest rate decreased from approximately 5.4% as of September 30, 2013 to approximately 3.9% as of September 30, 2014. For the three months ended September 30, 2014, interest expense decreased by approximately $21.0 million, or 39.7%, to approximately $32.0 million compared to approximately $53.0 million for the three months ended September 30, 2013.

Income tax expense. ESH REIT’s effective income tax rate decreased by approximately 6.4 percentage points to a benefit of approximately 5.4% for the three months ended September 30, 2014 compared to a provision of approximately 1.0% for the three months ended September 30, 2013, primarily due to a discrete provision to return adjustment recognized during the three months ended September 30, 2014. ESH REIT’s effective tax rate is lower than the federal statutory rate of 35% due to ESH REIT’s status as a REIT under the provisions of the Code during these periods, although ESH REIT will incur federal and state income tax at statutory rates on its taxable income not distributed.

Comparison of Nine Months Ended September 30, 2014 and September 30, 2013

The following table presents ESH REIT’s consolidated results of operations for the nine months ended September 30, 2014 and 2013, including the amount and percentage change in these results between the periods (in thousands):

	Nine Months Ended
	September 30,
	2014	2013	Change ($)	Change (%)

Revenues:
Rental revenues	$386,851	$—	$386,851	n/a
Hotel room revenues		849,654	(849,654)	n/a
Other hotel revenues	—	13,562	(13,562)	n/a
Management fees and other revenues	—	981	(981)	n/a

Total revenues	386,851	864,197	(477,346)	(55.2)%

Operating expenses:
Hotel operating expenses	71,136	408,019	(336,883)	(82.6)%
General and administrative expenses	12,831	68,514	(55,683)	(81.3)%
Depreciation and amortization	136,258	124,523	11,735	9.4%
Gain on sale of hotel properties	(864)	—	(864)	n/a
Managed property payroll expenses	—	565	(565)	n/a
Trademark license fees	—	2,589	(2,589)	n/a
Restructuring expenses	—	605	(605)	n/a
Acquisition transaction expenses	—	110	(110)	n/a
Impairment of long-lived assets	—	3,330	(3,330)	n/a

Total operating expenses	219,361	608,255	(388,894)	(63.9)%
Other income	263	659	(396)	n/a

Income from operations	167,753	256,601	(88,848)	(34.6)%
Other non-operating expense	2,719	—	2,719	n/a
Interest expense, net	111,416	157,851	(46,435)	(29.4)%

Income before income tax (benefit) expense	53,618	98,750	(45,132)	(45.7)%
Income tax (benefit) expense	(1,303)	2,990	(4,293)	n/a

Net income	54,921	95,760	(40,839)	(42.6)%
Net income attributable to noncontrolling interests	—	(860)	860	n/a

Net income attributable to common shareholders or members	$54,921	$94,900	$(39,979)	(42.1)%

Rental revenues. Rental revenues were approximately $386.9 million for the nine months ended September 30, 2014 compared to $0 for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, the consolidated results of operations of ESH REIT include rental revenues associated with the operating leases, since during this period, lease revenues were not eliminated in consolidation. Rental revenues consist of fixed minimum rental payments recognized on a straight-line basis over the lease terms plus specified percentages paid by Operating Lessees on revenues over designated thresholds. Percentage rental revenue of approximately $16.2 million was recognized during the nine months ended September 30, 2014 due to the fact that certain percentage rental revenue thresholds were achieved during the period. For the nine months ended September 30, 2013, the consolidated results of operations of ESH REIT included the results of operations of the Operating Lessees. During that period, ESH REIT’s rental revenues, as well as the Operating Lessees’ rental expenses, eliminated in consolidation.

Hotel room revenues. In connection with the Pre-IPO Transactions, ESH REIT transferred the Operating Lessees to the Corporation. ESH REIT’s results of operations for the nine months ended September 30, 2014 do not include results of operations of the Operating Lessees while ESH REIT’s results of operations for the nine months ended September 30, 2013 included results of operations of the Operating Lessees. Hotel room revenues were $0 for the nine months ended September 30, 2014 compared to approximately $849.7 million for the nine months ended September 30, 2013.

Other hotel revenues. In connection with the Pre-IPO Transactions, ESH REIT transferred the Operating Lessees to the Corporation. ESH REIT’s results of operations for the nine months ended September 30, 2014 do not include results of operations of the Operating Lessees while ESH REIT’s results of operations for the nine months ended September 30, 2013 included the results of operations of the Operating Lessees. Other hotel revenues were $0 for the nine months ended September 30, 2014 compared to approximately $13.6 million for the nine months ended September 30, 2013.

Management fees and other revenues. ESA Management acquired all of the assets and assumed all of the liabilities of HVM in connection with the Pre-IPO Transactions. ESH REIT’s results of operations for the nine months ended September 30, 2014 do not include results of operations of ESA Management while ESH REIT’s results of operations for the nine months ended September 30, 2013 included results of operations of HVM. Management fees and other revenues were $0 for the nine months ended September 30, 2014 compared to approximately $1.0 million for the nine months ended September 30, 2013.

Hotel operating expenses. In connection with the Pre-IPO Transactions, ESH REIT transferred the Operating Lessees to the Corporation. ESH REIT’s results of operations for the nine months ended September 30, 2014 do not include results of operations of the Operating Lessees while ESH REIT’s results of operations for the nine months ended September 30, 2013 included results of operations of the Operating Lessees. Hotel operating expenses decreased by approximately $336.9 million, or 82.6%, to approximately $71.1 million for the nine months ended September 30, 2014 compared to approximately $408.0 million for the nine months ended September 30, 2013. This decrease is due to the fact that for the nine months ended September 30, 2014, hotel operating expenses include only those expenses directly related to ownership of the hotels, such as real estate tax expense and property insurance expense, and do not include hotel operating expenses incurred by the Operating Lessees.

Subsequent to the Pre-IPO Transactions, hotel operating margin is not a relevant operating measure for ESH REIT as its sole source of revenue is rental revenue generated from leasing the hotel properties and its hotel operating expenses represent only a portion of the hotels’ total operating expenses, specifically those related to the ownership of, but not the operation of, the hotels.

General and administrative expenses. ESA Management acquired all of the assets and assumed all of the liabilities of HVM in connection with the Pre-IPO Transactions. ESH REIT’s results of operations for the nine months ended September 30, 2014 do not include results of operations of ESA Management while ESH REIT’s results of operations for the nine months ended September 30, 2013 included results of operations of HVM. General and administrative expenses decreased by approximately $55.7 million, or 81.3%, to approximately $12.8 million for the nine months ended September 30, 2014, compared to approximately $68.5 million for the nine months ended September 30, 2013. This decrease is mainly due to the fact that, for the nine months ended September 30, 2014, general and administrative expenses do not include expenses of ESA Management. For the nine months ended September 30, 2014, general and administrative expenses include professional fees, including legal, audit, tax, board and other fees of approximately $3.6 million, other public company transition costs of approximately $2.0 million, which include approximately $0.7 million of secondary offering costs, and consulting fees of approximately $1.9 million related to implementation of our new strategic initiatives, including review of our corporate infrastructure. Also included are reimbursed costs of approximately $5.3 million that ESH REIT incurred under its services agreement with ESA Management for certain overhead services performed on ESH REIT’s behalf, which include services related to shared executive management, accounting, financial analysis, training and technology, as well as payroll and related expenses of ESH REIT employees.

Depreciation and amortization. Depreciation and amortization increased by approximately $11.7 million, or 9.4%, to approximately $136.3 million for the nine months ended September 30, 2014 compared to approximately $124.5 million for the nine months ended September 30, 2013. The increase in depreciation and amortization was primarily due to an increase in investment in hotel assets as a result of our hotel reinvestment program.

Gain on sale of hotel properties. During the nine months ended September 30, 2014, we recorded a gain on sale of hotel properties of approximately $0.9 million, which related to the sale of our two Hometown Inn hotels in July 2014.

Managed property payroll expenses. ESA Management acquired all of the assets and assumed all of the liabilities of HVM in connection with the Pre-IPO Transactions. ESH REIT’s results of operations for the nine months ended September 30, 2014 do not include results of operations of ESA Management while ESH REIT’s results of operations for the nine months ended September 30, 2013 included results of operations of HVM. Managed property payroll expenses were $0 for the nine months ended September 30, 2014 compared to approximately $0.6 million for the nine months ended September 30, 2013.

Trademark license fees. In connection with the Pre-IPO Transactions, ESH REIT transferred the Operating Lessees to the Corporation. ESH REIT’s results of operations for the nine months ended September 30, 2014 do not include results of operations of the Operating Lessees while ESH REIT’s results of operations for the nine months ended September 30, 2013 included results of operations of the Operating Lessees. Trademark license fees were $0 for the nine months ended September 30, 2014 compared to approximately $2.6 million for the nine months ended September 30, 2013.

Restructuring expenses. During the nine months ended September 30, 2013, HVM initiated an operations restructuring which changed certain aspects of its property staffing model and incurred costs of approximately $0.6 million that consisted of personnel relocation, recruitment and separation payments. No restructuring expenses were incurred during the nine months ended September 30, 2014.

Acquisition transaction expenses. During the nine months ended September 30, 2013, ESH REIT incurred acquisition transaction expenses of approximately $0.1 million related to the acquisition of assets of 17 hotels in December 2012. No acquisition transaction expenses were incurred during the nine months ended September 30, 2014.

Impairment of long-lived assets. Asset impairments are recorded as required based on an evaluation of property and equipment and intangible assets for impairment. During the nine months ended September 30, 2013, ESH REIT recognized an impairment charge of approximately $3.3 million related to property and equipment. No impairment of long-lived assets was recognized during the nine months ended September 30, 2014.

Other non-operating expense. During the nine months ended September 30, 2014, ESH REIT recognized a non-cash foreign currency transaction loss of approximately $2.7 million related to the appreciation of the U.S. dollar versus the Canadian dollar at one of its Canadian currency-based entities which has U.S. dollar denominated debt.

Interest expense, net. In the fourth quarter of 2013 and subsequent to the Offering, ESH REIT repaid $715.0 million of the 2012 Mezzanine Loans. In the second quarter of 2014, ESH REIT repaid the remaining outstanding $365.0 million of the 2012 Mezzanine Loans using principally all of the net proceeds from its 2014 Term Loan. As a result of these transactions, ESH REIT’s total debt decreased by approximately $714.2 million, or 19.8%, from approximately $3.6 billion as of September 30, 2013 to approximately $2.9 billion as of September 30, 2014, and its weighted-average interest rate decreased from approximately 5.4% as of September 30, 2013 to approximately 3.9% as of September 30, 2014. For the nine months ended September 30, 2014, interest expense decreased by approximately $46.4 million, or 29.4%, to approximately $111.4 million compared to approximately $157.9 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, interest expense includes approximately $9.4 million of debt extinguishment and other costs in connection with the 2012 Mezzanine Loan prepayments, which consists of prepayment penalties and other costs of approximately $4.3 million and the write-off of unamortized deferred financing costs of approximately $5.1 million.

Income tax expense. ESH REIT’s effective income tax rate decreased by 5.4 percentage points to a benefit of approximately 2.4% for the nine months ended September 30, 2014 compared to a provision of approximately 3.0% for the nine months ended September 30, 2013, primarily due to a discrete provision to return adjustment recognized during the nine months ended September 30, 2014. ESH REIT’s effective tax rate is lower than the federal statutory rate of 35% due to ESH REIT’s status as a REIT under the provisions of the Code during these periods, although ESH REIT will incur federal and state income tax at statutory rates on its taxable income not distributed.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA

EBITDA is defined as net income excluding: (1) interest expense, net; (2) income tax expense; and (3) depreciation and amortization. EBITDA is a commonly used measure of performance in many industries. The Company believes that EBITDA provides useful information to investors regarding our operating performance as it helps us and investors evaluate the ongoing performance of our hotels after removing the impact of our capital structure, primarily interest expense, and our asset base, primarily depreciation and amortization. We believe that the use of EBITDA facilitates comparisons between us and other lodging companies, hotel owners and capital-intensive companies. Additionally, EBITDA is a measure that is widely used by management in our annual budgeting and compensation planning processes.

The Company uses Adjusted EBITDA when evaluating our performance because we believe the adjustment for certain additional items, described below, provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted EBITDA, when combined with the U.S. GAAP presentation of net income, net income per share and cash flow provided by operating activities, is beneficial to the overall understanding of our ongoing operating performance. We adjust EBITDA for the following items and refer to this measure as Adjusted EBITDA:

•	Non-cash equity-based compensation—We exclude non-cash charges related to the amortization of equity-based compensation awards to employees and directors.

•	Other non-operating (income) expense—We exclude the effect of other non-operating income or expense, as we believe non-cash foreign currency transaction gain or loss is not reflective of ongoing or future operating performance.

•	Gain (loss) on sale of hotel properties—We exclude the gain or loss on the sale of hotel properties, as we believe they are not reflective of ongoing or future operating performance.

•	Restructuring expenses—We exclude restructuring expenses that include employee separation payments and other restructuring costs, as we believe they are not reflective of ongoing or future operating performance.

•	Acquisition transaction expenses—Transaction related expenses associated with the acquisition of hotels are expensed when incurred. We exclude the effect of these costs, as we believe they are not reflective of ongoing or future operating performance.

•	Impairment of long-lived assets—We exclude the effect of impairment losses recorded on property and equipment and intangible assets, as we believe they are not reflective of ongoing or future operating performance.

•	Other expenses (income)—We exclude the effect of other expenses or income that we do not consider reflective of our ongoing or future operating performance including the following: costs related to preparations for our initial public offering and public company transition fees, consulting fees related to the implementation of our new strategic initiatives and the loss on disposal of assets.

EBITDA and Adjusted EBITDA as presented may not be comparable to measures calculated by other companies. This information should not be considered as an alternative to net income, net income per share, cash flow from operations or any other operating performance measure calculated in accordance with U.S. GAAP. Cash expenditures for various real estate or hotel assets such as capital expenditures, interest expense and other items have been and will continue to be incurred and are not reflected in EBITDA or Adjusted EBITDA. Management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions and assessments of operating performance. The Company’s consolidated and combined statements of operations and cash flows include interest expense, net, capital expenditures and other excluded items, all of which should be considered when evaluating our performance, in addition to our non-GAAP financial measures. Additionally, EBITDA and Adjusted EBITDA should not solely be considered as a measure of the Company’s liquidity or indicative of funds available to fund our cash needs, including our ability to pay distributions or dividends.

EBITDA and Adjusted EBITDA are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single enterprise, which is reflected in the consolidated and combined Company results of operations; therefore, we believe these performance measures are meaningful for the Company only. The following table provides a reconciliation of net income to EBITDA and Adjusted EBITDA for the Company for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014		2013		2014		2013
Net income	$60,185		$46,578		$122,550		$98,034
Interest expense, net	33,377		53,010		116,464		157,851
Income tax expense	18,970		447		38,187		2,990
Depreciation and amortization	47,124		42,669		139,401		124,523

EBITDA	159,656		142,704		416,602		383,398
Non-cash equity-based compensation	2,283		642		7,173		3,388
Other non-operating expense	1,058		—		2,837		—
Gain on sale of hotel properties	(864)		—		(864)		—
Restructuring expenses	—		—		—		605
Acquisition transaction expenses	—		—		—		110
Impairment of long-lived assets	—		1,942		—		3,330
Other expenses	969	(1)	4,781	(2)	7,561	(3)	7,277	(4)

Adjusted EBITDA	$163,102		$150,069		$433,309		$398,108

(1)	Includes public company transition costs of approximately $0.8 million, including approximately $0.6 million in secondary offering costs and loss on disposal of assets of approximately $0.2 million.
(2)	Includes costs related to preparations for our initial public offering, consisting primarily of the Pre-IPO Transactions, of approximately $3.2 million and loss on disposal of assets of approximately $1.6 million.
(3)	Includes public company transition costs of approximately $3.2 million, including approximately $1.5 million in secondary offering costs, consulting fees of approximately $1.9 million related to implementation of our new strategic initiatives, including review of our corporate infrastructure and loss on disposal of assets of approximately $2.5 million.
(4)	Includes costs related to preparations for our initial public offering, consisting primarily of the Pre-IPO Transactions, of approximately $5.3 million and loss on disposal of assets of approximately $2.0 million.

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

Hotel operating profit and hotel operating margin are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single enterprise, which is reflected in the consolidated and combined Company results of operations; therefore, we believe these performance measures are meaningful for the Company only. The following table provides a reconciliation of room revenues, other hotel revenues and hotel operating expenses to hotel operating profit and hotel operating margin for the Company for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014		2013		2014		2013
Room revenues	$333,970		$308,077		$917,286		$849,654
Other hotel revenues	4,583		5,297		13,497		13,562

Total hotel revenues	338,553		313,374		930,783		863,216
Hotel operating expenses	158,914	(1)	143,338	(2)	445,756	(3)	406,057	(4)

Hotel operating profit	$179,639		$170,036		$485,027		$457,159

Hotel operating margin	53.1%		54.3%		52.1%		53.0%

(1)	Excludes loss on disposal of assets of approximately $0.2 million.
(2)	Excludes loss on disposal of assets of approximately $1.6 million.
(3)	Excludes loss on disposal of assets of approximately $2.5 million.
(4)	Excludes loss on disposal of assets of approximately $2.0 million.

Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share

We present Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share as supplemental measures of the Company’s operating performance. We believe that these are useful measures for investors since our Paired Shares, directly through the common stock of the Corporation and Class B common stock of ESH REIT, and indirectly through the Corporation’s ownership of the Class A common stock of ESH REIT, entitle holders of the Paired Shares to participate in 100% of the common equity and earnings of both the Corporation and ESH REIT. As required by U.S. GAAP, net income attributable to common shareholders of the Corporation excludes earnings attributable to ESH REIT’s Class B common shares, a noncontrolling interest. Based on the limitation on transfer provided for in each of the Corporation’s and ESH REIT’s charters, shares of common stock of the Corporation and shares of Class B common stock of ESH REIT are transferrable and tradable only in combination as units, each unit consisting of one share of the Corporation’s common stock and one share of ESH REIT Class B common stock. As a result, we believe that Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share represent useful measures to holders of the Paired Shares.

Paired Share Income is defined as the sum of net income attributable to common shareholders of the Corporation and noncontrolling interests of the Corporation attributable to the Class B common shares of ESH REIT. Adjusted Paired Share Income is defined as Paired Share Income adjusted for items that, net of income taxes, we believe are not reflective of our ongoing or future operating performance. We adjust Paired Share Income for the following items, net of income taxes, and refer to this measure as Adjusted Paired Share Income: debt extinguishment costs, other non-operating expense or income (including foreign currency transaction gain or loss), gain (loss) on sale of hotel properties, restructuring expenses, acquisition transaction expenses, impairment of long-lived assets and other expenses or income (including costs related to our initial public offering, public company transition fees (including secondary offering costs), certain consulting fees related to our new strategic initiatives and the loss on disposal of assets). With the exception of equity-based compensation, an ongoing charge, these adjustments (other than the effect of income taxes) are the same as those used in the reconciliation of EBITDA to Adjusted EBITDA.

Adjusted Paired Share Income per Paired Share is defined as Adjusted Paired Share Income divided by the number of Paired Shares outstanding on a basic and diluted basis. Until such time as the number of outstanding common shares of the Corporation and Class B common shares of ESH REIT differ, we believe Adjusted Paired Share Income per Paired Share is useful to investors, as it represents the economic risks and rewards related to an investment in our Paired Shares. We believe that Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share provide meaningful indicators of the Company’s operating performance in addition to separate and/or individual analyses of net income attributable to common shareholders of the Corporation and net income attributable to Class B common shareholders of ESH REIT, each of which may be impacted by specific U.S. GAAP requirements, including the recognition of contingent lease rental revenues and the recognition of lease rental revenues on a straight-line basis, and may not necessarily reflect how cash flows are generated on an individual entity or total enterprise basis.

Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share should not be considered as an alternative to net income of the Company, net income of the Corporation, net income of ESH REIT, net income per share of the common stock of the Corporation, net income per share of Class A or Class B common stock of ESH REIT or any other operating measure calculated in accordance with U.S. GAAP. The following table provides a reconciliation of net income attributable to common shareholders of the Corporation to Paired Share Income, Adjusted Paired Share Income and a calculation of Adjusted Paired Share Income per Paired Share for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per Paired Share amounts):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014		2013		2014		2013
Net income attributable to common shareholders or members	$43,875		$46,156		$97,901		$97,174
Noncontrolling interests attributable to Class B common shares of ESH REIT	16,306		—	(1)	24,637		—	(1)

Paired Share Income	60,181		46,156		122,538		97,174
Debt extinguishment costs	—		—		7,185		—
Other non-operating expense	281		—		2,158		—
Gain on sale of hotel properties	(659)		—		(659)		—
Restructuring expenses	—		—		—		576
Acquisition transaction expenses	—		—		—		105
Impairment of long-lived assets	—		1,923				3,245
Other expenses	76	(2)	4,733	(3)	5,761	(4)	7,112	(5)

Adjusted Paired Share Income	$59,879		$52,812		$136,983		$108,212

Adjusted Paired Share Income per Paired Share – basic	$0.29		$0.31		$0.67		$0.64

Adjusted Paired Share Income per Paired Share – diluted	$0.29		$0.31		$0.67		$0.63

Weighted average Paired Shares outstanding – basic	203,593		170,433		203,449		170,387

Weighted average Paired Shares outstanding – diluted	204,540		171,825		204,492		171,855

(1)	Prior to the change in our legal and entity structure in November 2013, which occurred in connection with the Corporation’s and ESH REIT’s initial public offering, no portion of the Company’s (i.e., the Paired Shares’) noncontrolling interests represented interests attributable to the Class B common shares of ESH REIT.
(2)	Includes public company transition costs of approximately $0.8 million pre-tax, including approximately $0.6 million pre-tax in secondary offering costs and loss on disposal of assets of approximately $0.2 million pre-tax, which total approximately $0.1 million after-tax.
(3)	Includes costs related to preparations for our initial public offering, consisting primarily of the Pre-IPO Transactions, of approximately $3.2 million pre-tax and loss on disposal of assets of approximately $1.6 million pre-tax, which total approximately $4.7 million after-tax.
(4)	Includes public company transition costs of approximately $3.2 million pre-tax, including approximately $1.5 million pre-tax in secondary offering costs, consulting fees of approximately $1.9 million pre-tax related to implementation of our new strategic initiatives, including review of our corporate infrastructure and loss on disposal of assets of approximately $2.5 million pre-tax, which total approximately $5.8 million after-tax.
(5)	Includes costs related to preparations for our initial public offering, consisting primarily of the Pre-IPO Transactions, of approximately $5.3 million pre-tax and loss on disposal of assets of approximately $2.0 million pre-tax, which total approximately $7.1 million after-tax.

Liquidity and Capital Resources

Company Overview

On a consolidated and combined basis, we have historically generated significant cash flow from our operations and have financed our ongoing business primarily with existing cash and cash flow generated from operations. We generated cash flow from operations of approximately $303.3 million for the nine months ended September 30, 2014. Our current liquidity requirements consist primarily of funds necessary to pay for operating expenses directly associated with our hotels, recurring maintenance and capital expenditures necessary to maintain our hotels, general and administrative expenses, interest expense, scheduled principal payments on ESH REIT’s outstanding indebtedness and required ESH REIT dividend payments. In addition to recurring maintenance and capital expenditures necessary to maintain our hotels, we are also performing and will continue to perform renovations to our hotels. See “—Capital Expenditures—Hotel Reinvestment Program.” We expect to fund our reinvestment program from a combination of cash on hand, cash flow from operations and/or borrowings under our revolving credit facilities, as needed.

In September 2014, we provided ESH REIT’s lender notice of our intent to exercise the first one-year extension period related to approximately $348.0 million of ESH REIT mortgage debt. Assuming we exercise this option and the remaining two one-year extension options, which are subject to limited conditions, to extend the maturity of Component A of ESH REIT’s mortgage debt (originally scheduled to mature in December 2014), our long-term liquidity requirements will include funds for principal payments on ESH REIT’s mortgage loan and ESH REIT’s term loan maturing between December 2017 and December 2019. The 2014 and 2015 extension conditions include providing an adequate extension notice period (which has been provided for 2014), the extension or renewal of an interest rate cap, as well as the requirement that none of the borrowing entities be in default, as defined. The 2016 extension conditions include the same conditions as the 2014 and 2015 extensions, as well as the requirement of a specified Extension Debt Yield, as defined, of 17.5%. Other long-term liquidity requirements may include the need to obtain funds to expand our hotel reinvestment program and to acquire or construct additional hotels. Our long-term liquidity requirements will also include the repayment of any outstanding amounts under our revolving credit facilities which mature in November 2016.

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

The Company had cash and cash equivalents of approximately $20.4 million and restricted cash of approximately $161.1 million at September 30, 2014. Based upon the current level of operations, management believes that our cash flow from operations together with our cash balances and available borrowings under our revolving credit facilities (as described in “—Our Indebtedness”) will be adequate to meet our anticipated funding requirements and business objectives for the foreseeable future. We regularly review our capital structure and at any time may refinance or repay existing indebtedness, incur new indebtedness or issue equity securities.

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

The Corporation may pay dividends on its common stock to meet all or a portion of our expected dividend rate on our Paired Shares. The Corporation’s Board of Directors has not declared any dividends on the Corporation’s common stock and currently has no intention to do so, except as described in “Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distribution Policies” in our combined annual report on Form10-K filed with the SEC on March 20, 2014. The payment of any future dividends by the Corporation will be at the discretion of the Corporation’s Board of Directors. Any such dividends will be made subject to the Corporation’s compliance with applicable law, and will depend on, among other things, the receipt by the Corporation of dividends from ESH REIT in respect of the Class A common stock, the Corporation’s results of operations and financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in any existing and future debt agreements of the Corporation and ESH REIT and in any preferred stock and other factors that the Corporation’s Board of Directors may deem relevant.

Based upon the current level of operations, management believes that the Corporation’s cash position, cash flow from operations and available borrowings under the Corporation revolving credit facility will be adequate to meet all of the Corporation’s funding requirements and business objectives for the foreseeable future.

ESH REIT

ESH REIT’s primary source of liquidity is rental revenue derived from contractual lease obligations with the Operating Lessees. ESH REIT’s primary use of liquidity is fixed costs of ownership of the hotel properties, including interest expense, scheduled principal payments on its outstanding indebtedness, real estate tax expense, property insurance expense and capital expenditures, including those capital expenditures related to our hotel reinvestment program, and the payment of dividends. In order to qualify and maintain its status as a REIT, ESH REIT must distribute annually to its shareholders an amount at least equal to:

•	90% of its REIT taxable income, computed without regard to the deduction for dividends paid and excluding any net capital gain; plus

•	90% of the excess of its net income, if any, from foreclosure property over the tax imposed on such income by the Code; less

•	the sum of certain items of non-cash income that exceeds a percentage of ESH REIT’s income.

ESH REIT is subject to income tax on its taxable income that is not distributed and to an excise tax to the extent that certain percentages of its taxable income are not distributed by specified dates. ESH REIT intends to distribute approximately 95% of its taxable income and net capital gain and as such may be subject to U.S. federal excise tax.

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

On November 7, 2014, the Board of Directors of ESH REIT declared a cash dividend of $0.15 per share for the third quarter of 2014 on its Class A and Class B common stock. The dividend is payable on December 5, 2014 to shareholders of record as of November 20, 2014. See “Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distribution Policies” in our combined annual report Form 10-K filed with the SEC on March 20, 2014 for a description of our distribution policies.

Due to REIT distribution requirements, ESH REIT has historically not accumulated significant amounts of cash and is not expected to do so in the future. As a result, we expect that ESH REIT will need to refinance all or a portion of its debt, including the 2012 Mortgage Loans and the 2014 Term Loan, on or before maturity. See “—Our Indebtedness—ESH REIT Mortgage Loan” and “—Our Indebtedness—ESH REIT Term Loan Facility.” We cannot assure you that ESH REIT will be able to refinance any of its debt on attractive terms on or before maturity, on commercially reasonable terms or at all.

Based upon the current level of operations, management believes that ESH REIT’s cash position, cash flow from operations and available borrowings under the ESH REIT revolving credit facility will be adequate to meet all of ESH REIT’s funding requirements and business objectives for the foreseeable future.

Sources and Uses of Cash – The Company

The following cash flow table and comparisons below are provided for the Company:

Comparison of Nine Months Ended September 30, 2014 and September 30, 2013

We had unrestricted cash and cash equivalents of approximately $20.4 million and $163.5 million at September 30, 2014 and 2013, respectively. The following table summarizes the changes in our cash and cash equivalents as a result of operating, investing and financing activities for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,
(in thousands)	2014	2013	Change
Cash provided by (used in):
Operating activities	$303,327	$275,985	$27,342
Investing activities	(246,635)	(195,139)	(51,496)
Financing activities	(96,653)	(20,725)	(75,928)
Effects of changes in exchange rate on cash and cash equivalents	(65)	(191)	126

Net (decrease) increase in cash and cash equivalents	$(40,026)	$59,930	$(99,956)

Cash Flows provided by Operating Activities

Cash flows provided by operating activities totaled approximately $303.3 million for the nine months ended September 30, 2014 compared to approximately $276.0 million for the nine months ended September 30, 2013, an increase of approximately $27.3 million. Cash flows from operations increased during the nine months ended September 30, 2014, primarily due to additional cash generated by a decrease in interest payments as a result of the repayment of the 2012 Mezzanine Loans subsequent to the Offering as well as improved hotel operating performance, specifically an 0.8% increase in occupancy and a 6.7% increase in ADR, which led to a 7.6% increase in RevPAR.

Cash Flows used in Investing Activities

Cash flows used in investing activities totaled approximately $246.6 million for the nine months ended September 30, 2014 compared to approximately $195.1 million for the nine months ended September 30, 2013, an increase of approximately $51.5 million. Cash flows used in investing activities increased during the nine months ended September 30, 2014, primarily due to an increase in restricted cash associated with loan escrow accounts as well as an increase in cash collateral related to insurance reserves.

Cash Flows used in Financing Activities

Cash flows used in financing activities totaled approximately $96.7 million for the nine months ended September 30, 2014 compared to approximately $20.7 million for the nine months ended September 30, 2013, an increase of approximately $75.9 million. Cash flows used in financing activities increased during the nine months ended September 30, 2014, primarily due to 2014 distributions paid to ESH REIT’s Class B common shareholders, as well as the repayment of the remaining 2012 Mezzanine Loan balance, offset by proceeds from ESH REIT’s 2014 Term Loan.

Sources and Uses of Cash – ESH REIT

The following cash flow table and comparisons below are provided for ESH REIT:

Comparison of Nine Months Ended September 30, 2014 and September 30, 2013

ESH REIT had unrestricted cash and cash equivalents of approximately $3.1 million and $163.2 million at September 30, 2014 and 2013, respectively. The following table summarizes the changes in ESH REIT’s cash and cash equivalents as a result of operating, investing and financing activities for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,
(in thousands)	2014	2013	Change
Cash provided by (used in):
Operating activities	$283,632	$275,937	$7,695
Investing activities	(221,933)	(195,139)	(26,794)
Financing activities	(77,225)	(20,725)	(56,500)
Effects of changes in exchange rate on cash and cash equivalents	—	(191)	191

Net (decrease) increase in cash and cash equivalents	$(15,526)	$59,882	$(75,408)

Cash Flows provided by Operating Activities

Cash flows provided by operating activities totaled approximately $283.6 million for the nine months ended September 30, 2014 compared to approximately $275.9 million for the nine months ended September 30, 2013, an increase of approximately $7.7 million. Cash flows from operations remained relatively consistent, increasing only slightly during the nine months ended September 30, 2014, mainly due to positive working capital changes compared to the prior year.

Cash Flows used in Investing Activities

Cash flows used in investing activities totaled approximately $221.9 million for the nine months ended September 30, 2014 compared to approximately $195.1 million for the nine months ended September 30, 2013, an increase of approximately $26.8 million. Cash flows used in investing activities increased during the nine months ended September 30, 2014, primarily due to an increase in restricted cash associated with loan escrow accounts.

Cash Flows used in Financing Activities

Cash flows used in financing activities totaled approximately $77.2 million for the nine months ended September 30, 2014 compared to approximately $20.7 million for the nine months ended September 30, 2013, an increase of approximately $56.5 million. Cash flows used in financing activities increased during the nine months ended September 30, 2014, primarily due to 2014 distributions paid to ESH REIT Class A and Class B common shareholders, as well as the repayment of the remaining 2012 Mezzanine Loan balance, offset by proceeds from the 2014 Term Loan and net proceeds from Extended Stay America, Inc. related to lender-required cash management agreements.

Capital Expenditures

We maintain each of our hotels in good repair and condition and in conformity with applicable laws and regulations. The cost of all improvements and significant alterations are generally made with cash flows from operations. During the nine months ended September 30, 2014 and 2013, we incurred capital expenditures of approximately $125.9 million and $117.8 million, respectively. Funding for future capital expenditures is expected to be provided primarily from cash flow from operations or, to the extent necessary, the Corporation’s or ESH REIT’s revolving credit facilities.

Hotel Reinvestment Program

Since the third quarter of 2011, we have been performing significant hotel renovations and room refreshes and have been executing a phased capital investment program across our portfolio in order to seek to drive incremental market share gains. We have developed a methodology for selecting specific hotels for our reinvestment program by evaluating potential returns based on multiple market and property specific variables. We created two levels of investment: the more extensive Platinum renovation package and the more limited Silver refresh package. Prior to undertaking capital investment at a hotel, management determines whether, in its view, the selected level of investment is likely to result in incremental revenues and profits and achieve a return on investment that management believes meets our return criteria.

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

In order to incorporate the results of previous investments into our decision making process, we have undertaken the reinvestment program in phases. As of September 30, 2014, we have substantially completed Platinum renovations at 330 hotels and are in the process of implementing Platinum renovations at 52 additional hotels. We have completed Silver refreshes at 253 hotels and no further Silver refreshes are planned at this time.

The following table summarizes our projects as of September 30, 2014:

Scope of Work	Number of Hotels	Expected Timing	Total Expected Cost (in millions)	Total Expected Remaining Cost (in millions)	Cumulative Costs Incurred through September 30, 2014 (in millions)
Hotel renovation (Platinum)	382	Q3 2011 - Q2 2015	$379.2	$44.2	$335.0
Room refresh (Silver)	253	Q4 2011 - Q3 2013	41.5	—	41.5

Total	635		$420.7	$44.2	$376.5

We believe that our capital investments are driving incremental market share at our renovated properties. We evaluate our hotel reinvestment program by calculating the ADR, occupancy, RevPAR and RevPAR Index(1) performance of our renovated hotels. In general, it takes approximately three months to complete a Platinum hotel renovation (period from commencement to completion of renovations, the “Renovation Period” or the “Displacement Period”), during which time we experience temporary disruption and weakened performance at the hotel. Following the Displacement Period, it typically takes an additional three months for the hotel to return to occupancy levels approximating Pre-Renovation Period levels (such three-month period, the “Ramp-Up Period”). In order to better analyze the improvements associated with our investments, we have developed a methodology that adjusts for the impact of the temporary disruption associated with both the Displacement and Ramp-Up Periods. In particular, we compare the performance over a twelve-month period starting the month after the completion of the Ramp-Up Period (the “Post-Renovation Period”) to the performance over a twelve-month period ending the month prior to the commencement of the renovations (the “Pre-Renovation Period”).

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

As of September 30, 2014, we owned 172 hotels for which we had results for the Post-Renovation Period. These 172 hotels demonstrated RevPAR growth of 19.7% and RevPAR Index growth of 8.8% in the Post-Renovation Period as compared to the Pre-Renovation Period. Furthermore, the majority of the growth was achieved through increases in ADR, which grew 21.2% over the time period. The following table shows a summary of the results of the 172 hotels for which we had Post-Renovation results as of September 30, 2014:

	Pre-Renovation Period	Post-Renovation Period	Post-Renovation Change %
Occupancy	75.1%	74.2%	(1.2)%
ADR	$54.86	$66.48	21.2%
RevPAR	$41.28	$49.42	19.7%
RevPAR Index	87.2	94.9	8.8%

While we attribute the RevPAR Index growth primarily to our hotel reinvestment program, we also believe that this improvement has benefited from the implementation of our other initiatives, including our increased marketing and service initiatives. Subsequent to September 30, 2014, the Corporation’s and ESH REIT’s Boards of Directors approved Platinum renovations for an additional 85 hotels, which are expected to be completed in early 2016. Once complete, we will have completed Platinum renovations at 467 hotels, which is approximately 74% of our Extended Stay America brand hotels.

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

As of September 30, 2014, the outstanding balance drawn on the Corporation revolving credit facility was $0 and the amount of borrowing capacity under the facility was $67.5 million, reduced from $75.0 million due to a $7.5 million letter of credit outstanding.

In addition to paying interest on outstanding principal under the Corporation revolving credit facility, the Corporation is required to pay a fee in respect of unutilized commitments. If 50.0% or more of the facility is drawn, the fee is 0.175%, while if less than 50.0% of the facility is drawn, such fee is 0.35%. The Corporation is also required to pay customary letter of credit fees and agency fees.

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

In order to avoid a Trigger Event or an Adjusted Trigger Event, each as defined, the Corporation revolving credit facility requires a Debt Yield and an Adjusted Debt Yield of at least 11.5% during the first year of the facility, increasing to 12.0% on and after November 18, 2014. The occurrence of a Trigger Event or an Adjusted Trigger Event would require the Corporation to repay the outstanding facility balance and would restrict its ability to make additional borrowings. As of September 30, 2014, the Debt Yield and Adjusted Debt Yield were 20.8% and 18.1%, respectively, and no Trigger Event or Adjusted Trigger Event had occurred.

Corporation Mandatorily Redeemable Preferred Stock

The Corporation has authorized 350.0 million shares of preferred stock, par value $0.01 per share, of which 21,202 shares of mandatorily redeemable voting preferred stock were issued and outstanding as of September 30, 2014. Dividends on the preferred shares are payable quarterly in arrears at a rate of 8.0% per year. With respect to dividend, distribution and liquidation rights, the 8.0% voting preferred stock ranks senior to the Corporation’s common stock. Holders of the 8.0% voting preferred stock are generally entitled to one vote for each share and will vote together with the Corporation common stock as a single class on all matters that the Corporation’s common shareholders are entitled to vote upon. On or after November 15, 2018, a holder of the 8.0% voting preferred stock has the right to require the Corporation to redeem in cash the 8.0% voting preferred stock at $1,000 per share plus any accumulated but unpaid dividends. On November 15, 2020, the Corporation shall mandatorily redeem all of the 8.0% voting preferred stock at $1,000 per share plus any accumulated but unpaid dividends.

Due to the fact that the current outstanding preferred stock is mandatorily redeemable by the Corporation, it is classified as a liability. Dividends on the shares of mandatorily redeemable preferred stock are classified as interest expense.

ESH REIT Mortgage Loan

On November 30, 2012, ESA P Portfolio LLC, ESA P Portfolio MD Borrower LLC, ESA Canada Properties Borrower LLC, ESH/TN Properties LLC (each a subsidiary of ESH REIT and collectively, the “Mortgage Borrower”) entered into an approximately $2.52 billion mortgage loan comprised of three components (the “2012 Mortgage Loan”), which is governed by that certain Loan Agreement, dated as of November 30, 2012, by and among the Mortgage Borrower, certain affiliates of the Mortgage Borrower, JPMorgan Chase Bank, National Association, German American Capital Corporation, Citigroup Global Markets Realty Corp., Bank of America, N.A. and Goldman Sachs Mortgage Company (as amended, the “MLA”). Component A is comprised of five subcomponents, each with varying floating interest rates and a collective weighted-average interest rate of LIBOR plus approximately 2.1% and a total balance of $348.0 million and a maturity date of December 1, 2014, with three one-year extension options. In September 2014, ESH REIT provided the lender notice of its intent to exercise the first one-year extension option. Components B and C have fixed interest rates of approximately 3.4% and 4.1%, total balances of $350.0 million and $1,820.0 million and maturity dates of December 1, 2017 and December 1, 2019, respectively.

As of September 30, 2014, the outstanding balance on the 2012 Mortgage Loan was approximately $2.5 billion. The 2012 Mortgage Loan requires monthly interest-only payments of approximately $7.8 million due on the first day of each calendar month. Each component of the 2012 Mortgage Loan has amounts that are freely prepayable. The below table shows freely prepayable amounts and prepayment penalties under the 2012 Mortgage Loan.

	Mortgage Loan ($ in millions)
	Component A		Component B		Component C
	Freely Prepayable	Prepayment Penalty(1)	Freely Prepayable	Prepayment Penalty(1)(2)	Freely Prepayable	Prepayment Penalty(1)(2)
Prior to January 2, 2014	$52.5	3.0%	$157.5	N/A(3)	$157.5	N/A(3)

January 2, 2014 to July 1, 2014	52.5	1.0%	157.5	Greater of 1.0% or Yield Maintenance	157.5	Greater of 1.0% or Yield Maintenance

July 2, 2014 to January 1, 2015	349.8	0.0%	157.5	Greater of 1.0% or Yield Maintenance	157.5	Greater of 1.0% or Yield Maintenance

January 2, 2015 to July 1, 2015	349.8	0.0%	350.0	0.0%	157.5	Greater of 1.0% or Yield Maintenance

July 2, 2015 to January 1, 2016	349.8	0.0%	350.0	0.0%	157.5	Greater of 1.0% or Yield Maintenance

After January 2, 2016	349.8	0.0%	350.0	0.0%	1,820.0	0.0%

(1)	Prepayment penalty applies to the amount in excess of freely prepayable amounts.
(2)	Yield Maintenance, calculated as set forth in the 2012 Mortgage Loan, means the excess of (i) the sum of the present values of the scheduled payments of interest and principal to be made with respect to the portion of the Component being prepaid (in excess of the freely payable portion) over (ii) the principal amount of the Component being prepaid (in excess of the freely prepayable portion).
(3)	Voluntary prepayment in excess of the freely payable amount was not permitted prior to January 2, 2014.

Substantially all of ESH REIT’s hotel properties (678 of the 682 hotel properties) serve as collateral for the 2012 Mortgage Loan.

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

The occurrence of an Event of Default, a Debt Yield Trigger Event (a Debt Yield, as defined, of less than 9.0%) or a Guarantor Bankruptcy Event triggers a Cash Trap Event, as defined. During the period of a Cash Trap Event, any excess cash flow, after all monthly requirements (including the payment of management fees and operating expenses) are fully funded, is held by the loan service agent as additional collateral for the 2012 Mortgage Loan. As of September 30, 2014, no notice of a Cash Trap Event having been triggered had been received as the Mortgage Borrower’s Debt Yield was 20.8%.

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

ESH REIT Term Loan Facility

ESH REIT and certain of its subsidiaries entered into a $375.0 million term loan facility (the “2014 Term Loan”) on June 23, 2014. Subject to certain conditions, the principal amount of the 2014 Term Loan may be increased from time to time up to an amount which would not cause the Consolidated Leverage Ratio, as defined, to exceed 5.25 to 1.0. Loans under the 2014 Term Loan bear interest at a rate equal to (i) LIBOR (subject to a floor of 0.75%) plus 4.25%, or (ii) a base rate (determined by reference to the highest of (1) the prime lending rate, (2) the overnight federal funds rate plus 0.5%, or (3) the one-month adjusted LIBOR rate (subject to a floor of 0.75%) plus 1.0%) plus 3.25%. The principal amount of the loan is due and payable on June 24, 2019, though the 2014 Term Loan may be extended with the consent of the extending lenders. There is no scheduled amortization on the 2014 Term Loan; however, subject to certain exceptions, mandatory prepayments are required up to 50% of Excess Cash Flow, based on ESH REIT’s Consolidated Leverage Ratio, as defined.

As of September 30, 2014, the outstanding balance of the 2014 Term Loan was approximately $373.2 million, net of an unamortized discount of approximately $1.8 million.

Obligations under the 2014 Term Loan are guaranteed by certain of ESH REIT’s existing and future direct and indirect domestic subsidiaries (with certain exceptions, including certain entities that may not provide guarantees pursuant to the 2012 Mortgage Loan). The 2014 Term Loan is secured by a first-priority security interest in substantially all of the assets of ESH REIT and the guarantors under the facility on a pari passu basis with the ESH REIT revolving credit facility (with certain exceptions, including certain entities that may not be pledged of pursuant to the 2012 Mortgage Loan) subject to an intercreditor agreement that, among other things, provides for priority in favor of the ESH REIT revolving credit facility under certain circumstances.

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

During a Trigger Event, an Adjusted Trigger Event, a Default or an Event of Default, each as defined in the 2014 Term Loan, ESH REIT will be restricted from making cash dividends, subject to certain exceptions. As of September 30, 2014, none of these events had occurred.

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

On June 23, 2014, using principally all of the net proceeds from its 2014 Term Loan, ESH REIT repaid the remaining outstanding balance of $365.0 million of its 2012 Mezzanine Loans. Repayment consisted of approximately $169.0 million of the 2012 Mezzanine A Loan, approximately $111.5 million of the 2012 Mezzanine B Loan and approximately $84.5 million of the 2012 Mezzanine C Loan. During the nine months ended September 30, 2014, ESH REIT incurred approximately $9.4 million of debt extinguishment and other costs in connection with the 2012 Mezzanine Loan prepayments, consisting of prepayment penalties and other costs of approximately $4.3 million and the write-off of unamortized deferred financing costs of approximately $5.1 million. Debt extinguishment costs are included as a component of interest expense.

Prior to repayment, the Mezzanine A Loan had a fixed interest rate per annum of approximately 8.3%, and a maturity date of December 1, 2019, the Mezzanine B Loan had a fixed interest rate per annum of approximately 9.6%, and a maturity date of December 1, 2019, and the Mezzanine C Loan had a fixed interest rate per annum of approximately 11.5%, and a maturity date of December 1, 2019.

Each of the 2012 Mezzanine Loans was subject to similar CMA requirements and loan covenants generally as described above for the 2012 Mortgage Loan. The terms of the 2012 Mezzanine Loans tracked, in all material respects, those set forth in the 2012 Mortgage Loan Documents with the exception of typical distinctions made between mortgage loans and mezzanine loans. Certain investment funds of the Sponsors held $37.2 million of the 2012 Mezzanine Loans as of December 31, 2013.

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

As of September 30, 2014, the outstanding balance drawn on the facility was $0 and the amount of borrowing capacity under the ESH REIT revolving credit facility was $250.0 million.

In addition to paying interest on outstanding principal under the ESH REIT revolving credit facility, ESH REIT is required to pay a fee in respect of unutilized commitments. If 50.0% or more of the facility is drawn, the fee is 0.175%, while if less than 50.0% of the facility is drawn, such fee is 0.35%. ESH REIT is also required to pay customary letter of credit fees and agency fees.

If at any time outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the ESH REIT revolving credit facility exceed the lenders’ commitments at such time, ESH REIT will be required to repay outstanding loans or cash collateralize letters of credit at 105% in an aggregate amount equal to such excess, with no reduction of the commitment amount.

ESH REIT’s obligations under the ESH REIT revolving credit facility are guaranteed by its existing and future direct and indirect domestic subsidiaries (with certain exceptions, including certain entities that may not provide guarantees pursuant to the 2012 Mortgage Loan). The ESH REIT revolving credit facility is secured by a first-priority security interest in substantially all of the assets of ESH REIT and the guarantors under the facility (with certain exceptions, including certain entities that may not be pledged of pursuant to the 2012 Mortgage Loan).

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

In order to avoid a Trigger Event or an Adjusted Trigger Event, each as defined, the ESH REIT revolving credit facility requires a Debt Yield and an Adjusted Debt Yield of at least 11.0% during the first year of the facility, increasing to 11.5% on and after November 18, 2014. The occurrence of a Trigger Event or an Adjusted Trigger Event would require ESH REIT to repay the outstanding facility balance and would restrict its ability to make additional borrowings. As of September 30, 2014, the Debt Yield and Adjusted Debt Yield were 20.8% and 18.1%, respectively, and no Trigger Event or Adjusted Trigger Event had occurred.

Off-Balance Sheet Arrangements

Neither the Corporation nor ESH REIT have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our discussion and analysis of our historical financial condition and results of operations is based on the Company’s historical consolidated and combined financial statements and ESH REIT’s historical consolidated financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ significantly from these estimates and assumptions.

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

Recent Accounting Pronouncements

Presentation of Financial Statements - Going Concern—In August 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is “substantial doubt” about its ability to continue as a going concern. The new accounting standard is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company and ESH REIT do not expect the adoption of this guidance to have a material effect on their financial statements.

Contractual Revenue—In May 2014, the FASB issued an accounting standards update which amends existing revenue recognition accounting standards (but does not apply to or supersede existing lease accounting guidance). The update is based on the principle that revenue is recognized when an entity transfers goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated accounting standard also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The updated accounting standard is effective for annual reporting periods beginning after December 15, 2016, and shall be applied using one of two retrospective application methods. Early adoption is not permitted. The Company and ESH REIT do not expect the adoption of the updated accounting standards to have a material effect on their financial statements.

Reporting Discontinued Operations—In April 2014, the FASB issued an accounting standards update which modifies the definition of discontinued operations and requires that only disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results be reported as discontinued operations in the financial statements. This updated accounting standard is effective for all disposals (or classifications as held for sale) of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. The Company and ESH REIT adopted this guidance as of January 1, 2014, and it did not have a material effect on their financial statements. This guidance is expected to result in reporting discontinued operations less frequently than the previous accounting standard.

Income Taxes—In July 2013, the FASB issued an accounting standards update which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This updated accounting standard is effective for interim and annual reporting periods beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. The adoption of this guidance did not have a material effect on the Company’s or ESH REIT’s financial statements.

Cumulative Translation Adjustment—In March 2013, the FASB issued an accounting standards update that indicates when the cumulative translation adjustment (“CTA”) related to an entity’s investment in a foreign entity should be released to earnings. The CTA should be released when an entity sells a foreign subsidiary or a group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in a foreign entity. The CTA should also be released when an entity no longer has a controlling financial interest in an investment in a foreign entity. This updated accounting standard is effective for interim and annual reporting periods beginning after December 15, 2013 and shall be applied prospectively. The adoption of this guidance did not have a material effect on the Company’s or ESH REIT’s financial statements.

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

The Corporation

The Corporation has minimal exposure to market risk from changes in interest rates because as of September 30, 2014, the Corporation had no variable rate debt since there were no outstanding amounts drawn on its revolving credit facility.

ESH REIT

As of September 30, 2014, approximately $721.3 million of ESH REIT’s outstanding indebtedness of approximately $2.9 billion had a variable rate of interest. As of September 30, 2014, subsidiaries of ESH REIT are counterparties to an interest rate cap on one-month LIBOR at 3.0% with a $350.0 million notional amount and a maturity date the same as that of 2012 Mortgage Loan Component A. ESH REIT expects to purchase a new interest rate cap or extend its existing interest rate cap agreement in connection with its intent to exercise the first one-year extension option with respect to the maturity date of 2012 Mortgage Loan Component A. If market rates of interest on ESH REIT’s variable rate debt fluctuate by 1.0%, interest expense would increase or decrease, depending on the rate movement, ESH REIT’s future earnings and cash flows by approximately $5.0 million annually, assuming that the amount outstanding under ESH REIT’s variable rate debt remains at approximately $721.3 million, the balance as of September 30, 2014.

As of September 30, 2014, less than 2.0% of the book value of ESH REIT’s hotels are owned outside the United States. ESH REIT has exposure to market risk from changes in foreign currency exchange rates for its Canadian hotels and their portion of ESH REIT’s U.S. dollar denominated debt. A fluctuation of 1.0% in the exchange rate between the U.S. dollar and the Canadian dollar would result in a foreign currency transaction gain or loss of approximately $0.3 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation

As of September 30, 2014, the Corporation reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of the Corporation, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded that the disclosure controls and procedures of the Corporation were effective to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of the Corporation, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

ESH REIT

As of September 30, 2014, ESH REIT reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of ESH REIT, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of ESH REIT concluded that the disclosure controls and procedures of ESH REIT were effective to ensure that information required to be disclosed in the reports that ESH REIT files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of ESH REIT, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Peter Crage, Chief Financial Officer of ESH REIT, resigned from ESH REIT effective July 31, 2014. Jonathan Halkyard, ESH REIT’s Chief Operating Officer, was appointed as ESH REIT’s Interim Chief Financial Officer effective August 1, 2014 until a permanent replacement for Mr. Crage has been appointed by ESH REIT.

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

Item 6.	Exhibits

Exhibit No.	Description

10.1	First Amendment to Management Agreement, between ESA P Portfolio Operating Lessee LLC and ESA Management, LLC, dated July 28, 2014.

10.2	Third Amendment to Trademark License Agreement, dated as of July 28, 2014, by and between ESH Strategies Branding LLC and ESA P Portfolio Operating Lessee LLC.

10.3	Sixth Amendment to Lease Agreement, by and between ESA P Portfolio L.L.C., ESA P Portfolio MD Trust and ESH/TN Properties L.L.C., individually and collectively as Landlord, and ESA P Portfolio Operating Lessee LLC, as Tenant, dated July 28, 2014.

31.1	Certification of the Chief Executive Officer of Extended Stay America, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Extended Stay America, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Executive Officer of ESH Hospitality, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of the Chief Financial Officer of ESH Hospitality, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer of Extended Stay America, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Executive Officer and the Chief Financial Officer of ESH Hospitality, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Section 13(r) disclosure

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith, XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

EXTENDED STAY AMERICA, INC.

Date: November 7, 2014	By:	/s/ James L. Donald
James L. Donald
Chief Executive Officer

Date: November 7, 2014	By:	/s/ Jonathan S. Halkyard
Jonathan S. Halkyard
Chief Financial Officer

ESH HOSPITALITY, INC.

Date: November 7, 2014	By:	/s/ James L. Donald
James L. Donald
Chief Executive Officer

Date: November 7, 2014	By:	/s/ Jonathan S. Halkyard
Jonathan S. Halkyard
Chief Financial Officer