Form 10-K
period 2014-12-31
Extended Stay America, Inc.; ESH Hospitality, Inc.
filed 2015-02-26
CIK 1581164, 1507563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2014

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-36190	Commission file number 001-36191

Extended Stay America, Inc.	ESH Hospitality, Inc.
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

Delaware	Delaware
(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation or organization)

46-3140312	27-3559821
(I.R.S. Employer Identification Number)	(I.R.S. Employer Identification Number)

11525 N. Community House Road, Suite 100

Charlotte, North Carolina 28277

(Address of principal executive offices, including zip code)

(980) 345-1600

(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share, of Extended

Stay America, Inc. and Class B Common Stock, par value

$0.01 per share, of ESH Hospitality, Inc., which are

attached and trade together as a Paired Share.

New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Extended Stay America, Inc.	Yes ☒	No ☐
ESH Hospitality, Inc.	Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Extended Stay America, Inc.	Yes ☐	No ☒
ESH Hospitality, Inc.	Yes ☐	No ☒

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Extended Stay America, Inc.	☒
ESH Hospitality, Inc.	☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Extended Stay America, Inc.	Large accelerated filer ☒	Accelerated filer ☐
	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

ESH Hospitality, Inc.	Large accelerated filer ☒	Accelerated filer ☐
	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Extended Stay America, Inc.	Yes ☐	No ☒
ESH Hospitality, Inc.	Yes ☐	No ☒

As of June 30, 2014, the aggregate value of the registrants’ Paired Shares held by non-affiliates was approximately $812.2 million, based on the number of shares held by non-affiliates as of June 30, 2014 and the closing price of the registrants’ Paired Shares on the New York Stock Exchange on June 30, 2014.

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of February 20, 2015, Extended Stay America, Inc. had 204,517,265 shares of common stock outstanding and ESH Hospitality, Inc. had 204,517,265 shares of Class B common stock and 250,303,494 shares of Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statements relating to the 2015 Annual Meetings of Shareholders are incorporated by reference into Part III of this combined annual report on Form 10-K.

i

ABOUT THIS COMBINED ANNUAL REPORT

This combined annual report on Form 10-K is filed by Extended Stay America, Inc., a Delaware corporation (the “Corporation”), and its controlled subsidiary, ESH Hospitality, Inc., a Delaware corporation (“ESH REIT”). Both the Corporation and ESH REIT have securities that have been registered under the Securities Act of 1933, as amended (the “Securities Act”), which are publicly traded and listed on the New York Stock Exchange (the “NYSE”) as Paired Shares, as defined below. As further discussed below, unless otherwise indicated or the context requires, the terms “Company,” “Extended Stay,” “Extended Stay America,” “we,” “our” and “us” refer to the Corporation, ESH REIT and their subsidiaries considered as a single enterprise.

We believe combining the annual reports on Form 10-K of the Corporation and ESH REIT into this single report results in the following benefits:

•	Enhances investors’ understanding of the Corporation and ESH REIT by enabling investors, whose ownership of Paired Shares gives them an ownership interest in our hotel properties through ESH REIT and in the operation of the hotels and other aspects of our business through the Corporation, to view the business as a whole;

•	Eliminates duplicative and potentially confusing disclosure and provides a more streamlined presentation, since a substantial amount of our disclosure applies to the Corporation and ESH REIT; and

•	Creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

On November 18, 2013, the Corporation and ESH REIT completed their initial public offering (the “Offering”) of Paired Shares. Prior to the Offering, we completed the Pre-IPO Transactions (as defined in “Business—Our History—The Pre-IPO Transactions”), which restructured and reorganized the existing business. Unless otherwise indicated or the context requires:

•	Company. Subsequent to the Pre-IPO Transactions, the term “Company” refers to the Corporation, ESH REIT and their subsidiaries considered as a single enterprise. For the period from October 8, 2010 (the “Acquisition Date”) through the Pre-IPO Transactions, the term “Company” refers to ESH REIT, ESH Strategies (as defined below), HVM (as defined below) and their subsidiaries considered as a single enterprise.

•	Corporation. The term “Corporation” refers to Extended Stay America, Inc., a Delaware corporation, and its subsidiaries (excluding ESH REIT and its subsidiaries), which include the Operating Lessees (as defined below), ESH Strategies (as defined below) and ESA Management (as defined below). The Corporation controls ESH REIT through its ownership of ESH REIT’s Class A common stock, which represents approximately 55% of the outstanding common stock of ESH REIT.

•	ESH REIT. Subsequent to the Pre-IPO Transactions, the term “ESH REIT” refers to ESH Hospitality, Inc., a Delaware corporation that has elected to be taxed as a real estate investment trust (“REIT”), and its subsidiaries. For the period from the Acquisition Date through the Pre-IPO Transactions, the term “ESH REIT” refers to ESH Hospitality LLC, a Delaware limited liability company that elected to be taxed as a REIT, its subsidiaries, which prior to the Pre-IPO Transactions, included three taxable REIT subsidiaries (the “Operating Lessees”) and HVM (as defined below), a consolidated variable interest entity. ESH REIT is a majority-owned subsidiary of the Corporation, which leases its hotel properties to the Operating Lessees. For the period from the Acquisition Date through the Pre-IPO Transactions, ESH REIT was owned by the Sponsors (as defined below).

•	ESH Strategies. The term “ESH Strategies” refers to ESH Hospitality Strategies LLC, a Delaware limited liability company, and its subsidiaries. ESH Strategies owns the intellectual property related to our business and is a wholly-owned subsidiary of the Corporation. For the period from the Acquisition Date through the Pre-IPO Transactions, ESH Strategies was owned by the Sponsors (as defined below).

•	ESA Management and HVM. The term “ESA Management” refers to ESA Management LLC, a Delaware limited liability company, and its subsidiaries. ESA Management is a wholly-owned subsidiary of the Corporation and manages ESH REIT’s leased hotel properties on behalf of the Operating Lessees. For the period from the Acquisition Date through the Pre-IPO Transactions, the Operating Lessees engaged HVM LLC (“HVM”) as an eligible independent contractor within the meaning of Section 856(d)(9) of the Internal Revenue Code of 1986, as amended (the “Code”), to manage the leased hotel properties on their behalf.

•	Company Predecessor. The term “Company Predecessor” refers to substantially all of the assets and operations of Homestead Village LLC that were auctioned off by the former debtors of Homestead Village LLC in its Chapter 11 reorganization, which were acquired by ESH REIT and ESH Strategies, collectively, on the Acquisition Date. The acquisition was accounted for as a business combination in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations.”

•	ESH REIT Predecessor. The term “ESH REIT Predecessor” refers to the portion of the assets and operations of Homestead Village LLC acquired by ESH REIT on the Acquisition Date. The acquisition was accounted for as a business combination in accordance with FASB ASC 805, “Business Combinations.”

•	Paired Shares. The term “Paired Shares” means the shares of common stock, par value $0.01 per share, of the Corporation, together with the shares of Class B common stock, par value $0.01 per share, of ESH REIT, which are attached and trade as a single unit.

•	Sponsors. The term “Sponsors” collectively refers to Centerbridge Partners, L.P., Paulson & Co. Inc. and the Blackstone Group, L.P. and their funds or affiliates.

See “Business—Our Corporate Structure” for a simplified structure chart reflecting our corporate structure.

For ease of presentation:

•	When we refer to our ownership of hotel properties, we are referring to the hotel properties owned by subsidiaries of ESH REIT.

•	When we refer to the management and operation of our hotels, we are referring to the management of hotels by ESA Management subsequent to the Pre-IPO Transactions and the management of hotels by HVM prior to the Pre-IPO Transactions.

•	When we refer to our brands, we are referring to intellectual property related to our business owned by ESH Strategies.

•	When we refer to our management team, our executives or officers, we are referring to the management team (and executives and officers) of the Corporation and ESH REIT. Prior to the Pre-IPO Transactions, when we refer to our management team, our executives or officers, we are referring to HVM’s management team (and executives and officers).

As required by FASB ASC 810, “Consolidations,” due to the Corporation’s controlling financial interest in ESH REIT, the Corporation consolidates ESH REIT’s financial position, results of operations, comprehensive income and cash flows with those of the Corporation. As such, selected financial data, management’s discussion and analysis of financial condition and results of operations and financial statements are presented herein for each of the Company, on a consolidated and combined basis, and ESH REIT. The Corporation’s stand-alone financial condition and related information is discussed herein where applicable. In addition, with respect to other financial and non-financial disclosure items required by Form 10-K, any material differences between the Corporation and ESH REIT are discussed separately herein.

To help investors understand the differences between the Company on a consolidated and combined basis, and ESH REIT, this combined annual report on Form 10-K presents the following sections or portions of sections for each of the Company on a consolidated and combined basis, and ESH REIT (where applicable):

•	Part II Item 5 – Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

•	Part II Item 6 – Selected Financial Data

•	Part II Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II Item 7A – Quantitative and Qualitative Disclosures About Market Risk

•	Part II Item 8 – Financial Statements and Supplementary Data

This report also includes separate Part II Item 9A – Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of Extended Stay America, Inc. and ESH Hospitality, Inc. in order to establish that the Chief Executive Officer and the Chief Financial Officer of Extended Stay America, Inc. and the Chief Executive Officer and the Chief Financial Officer of ESH Hospitality, Inc. have made the requisite certifications and that Extended Stay America, Inc. and ESH Hospitality, Inc. are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

CERTAIN DEFINED TERMS

The following are definitions of certain key lodging operating metrics used in this combined annual report on Form 10-K:

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

“Occupancy” or “occupancy rate” means the total number of rooms sold in a given period divided by the total number of rooms available during that period.

“RevPAR” or “revenue per available room” means the product of average daily room rate charged and the average daily occupancy achieved for a hotel or group of hotels in a given period. RevPAR does not include ancillary revenues, such as food and beverage revenues, or parking, pet, telephone or other guest service revenues.

The following terms, when used in connection with our company-wide initiatives to reinvest in or renovate our hotel properties, have the following meanings in this combined annual report on Form 10-K (in all cases, unless the context otherwise requires or where otherwise indicated):

“Hotel renovation” or “Platinum renovation package” refers to upgrades that typically include remodeling of common areas, new paint, carpet, signage, tile or vinyl flooring and counters in bathrooms and kitchens, as well as the refurbishment of furniture, replacement of aged mattresses and installation of new flat screen televisions, artwork, lighting and bedspreads.

“Room refresh” or “Silver refresh package” refers to upgrades that typically include the replacement of aged mattresses and installation of new flat screen televisions, lighting, bedspreads and signage.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This combined annual report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical facts included in this combined annual report on Form 10-K may be forward-looking.

Statements herein regarding our ongoing hotel reinvestment program, our ability to meet our debt service obligations, our future capital expenditures, our distribution policy, our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position and our business outlook, business trends and other information referred to under “Business,” “Risk Factors,” “Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Distribution Policies” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include forward-looking statements. When used in this combined annual report on Form 10-K, the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “will,” “look forward to” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this combined annual report on Form 10-K. Such risks, uncertainties and other important factors include, but are not limited to:

•	changes in U.S. general and local economic activity and the impact of these changes on consumer demand for lodging and related services in general and for extended stay lodging in particular;

•	levels of spending in the business, travel and leisure industries, as well as consumer confidence;

•	increased competition and the over-building of hotels in our markets;

•	fluctuations in the supply and demand for hotel rooms;

•	changes in the tastes and preferences of our customers;

•	the seasonal and cyclical nature of the real estate and lodging businesses;

•	interruptions in transportation systems, which may result in reduced business or leisure travel;

•	events beyond our control, such as war, terrorist attacks, travel-related health concerns, natural disasters and severe weather;

•	our ability to implement our business strategies profitably;

•	the availability of capital for renovations and future acquisitions;

•	our ability to integrate and successfully operate any hotel properties acquired, developed or built in the future and the risks associated with these hotel properties;

•	the high fixed cost of hotel operations;

•	our ability to retain the services of certain members of our management;

•	incidents or adverse publicity concerning our hotels or other extended stay hotels;

•	decreases in brand loyalty due to increasing use of internet reservation channels;

•	changes in distribution arrangements, such as those with internet travel intermediaries;

v

•	our ability to keep pace with improvements in technology utilized for reservations systems and other operating systems;

•	the occurrence of cybersecurity incidents;

•	our ability to protect our trademarks and other intellectual property;

•	the ability of ESH REIT to qualify, and remain qualified, as a REIT under the Code;

•	actual or constructive ownership (including deemed ownership by virtue of certain attribution provisions under the Code) of Paired Shares by investors who we do not control, which may cause ESH REIT to fail to meet the REIT income tests;

•	changes in federal, state, or local tax law, including legislative, administrative, regulatory or other actions affecting REITs or changes in interpretations thereof or increased taxes resulting from tax audits;

•	our relationships with associates and changes in labor laws;

•	the cost of compliance with and liabilities under environmental, health and safety laws;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	changes in local market or neighborhood conditions may diminish the value of real property;

•	increases in interest rates and operating costs;

•	our substantial indebtedness and debt service obligations, including material increases in our cost of borrowing;

•	our ability to access credit or capital markets;

•	inadequate insurance coverage;

•	adverse litigation judgments or settlements; and

•	our status as a “controlled company.”

There may be other factors that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed in this combined annual report on Form 10-K. You should evaluate all forward-looking statements made in this combined annual report on Form 10-K in the context of these risks and uncertainties.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. Estimates and forward-looking statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.

PART I

Item 1.	Business

Our Company

We are the largest integrated owner/operator of company-branded hotels in North America. Our business operates in the extended stay lodging industry, and as of December 31, 2014, we own and operate 682 hotels comprising 76,000 rooms located in 44 states across the United States and in Canada. We own and operate 632 of our hotels under our core brand, Extended Stay America, which serves the mid-price extended stay segment, and accounts for approximately half of the segment by number of rooms in the United States. In addition, we own and operate three Extended Stay Canada hotels and 47 hotels in the economy extended stay segment under the Crossland Economy Studios brand. For the year ended December 31, 2014, the Company had revenues of approximately $1.2 billion, Adjusted EBITDA of approximately $556.7 million and net income of approximately $150.6 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.

Our extended stay hotels are designed to provide an affordable and attractive alternative to traditional lodging or apartment accommodations and are targeted toward self-sufficient, value-conscious guests. Our hotels feature fully-furnished rooms with in-room kitchens, complimentary grab-and-go breakfast, free WiFi, flat screen TVs and limited housekeeping service, which is typically provided on a weekly basis. Our guests include business travelers, professionals on temporary work or training assignments, persons relocating, temporarily displaced or purchasing a home and anyone else in need of temporary housing. Our guests generally rent accommodations on a weekly or longer term basis. For the year ended December 31, 2014, approximately 31%, 24% and 45% of our revenue was derived from guests with stays from 1-6 days, from 7-29 days, and over 30 days, respectively.

Our History

We were founded in January 1995 as a developer, owner and operator of extended stay hotels. Following a period focused primarily on new development, we became a consolidator of hotel properties by selectively acquiring extended stay companies and hotels, ultimately creating the largest mid-price extended stay company in the United States. We were acquired out of bankruptcy by the Sponsors on October 8, 2010. We now operate an extended stay hospitality platform with approximately 9,100 employees and are led by a management team with public company experience in hospitality, consumer retail and service businesses.

Prior to the Offering, we restructured and reorganized our then-existing business through the Pre-IPO Transactions. We believe that our business is now more operationally efficient because all of the assets, operations and management of our business, other than ownership of the hotel properties, is housed in one entity. Ownership of Paired Shares gives investors an ownership interest in our hotel properties through ESH REIT and in the operation of our hotels and other aspects of our business through the Corporation. This structure permits us to retain some, though not all, of the REIT benefits of our prior structure (i.e., while ESH REIT continues to be taxed as a REIT for U.S. federal income tax purposes, all distributions paid by ESH REIT to the Corporation are subject to corporate level tax, effectively eliminating a majority of the tax benefit of REIT status for the consolidated enterprise).

The Corporation

Extended Stay America, Inc. was incorporated in Delaware on July 8, 2013. The Corporation operates the 682 hotels owned by ESH REIT. The hotels are operated by the Operating Lessees, wholly-owned subsidiaries of the Corporation, pursuant to leases with ESH REIT, and are managed by ESA Management, a wholly-owned subsidiary of the Corporation, pursuant to management agreements with the Operating Lessees.

The substantial majority of the hotels are operated under our core brand, Extended Stay America. ESH Strategies, a wholly-owned subsidiary of the Corporation, owns the brands related to our business.

ESH REIT

ESH Hospitality, Inc. was formed as a limited liability company in Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. ESH REIT has elected to be taxed as a REIT. ESH REIT owns the Company’s 682 hotel properties, which are leased and operated by subsidiaries of the Corporation as described in the preceding paragraph.

The Pre-IPO Transactions

The Corporation was formed for the purpose of effecting the Pre-IPO Transactions. Prior to the Pre-IPO Transactions, ESH Hospitality Holdings LLC, a Delaware limited liability company (“Holdings”), owned all of ESH REIT’s then-outstanding common units. Prior to the Pre-IPO Transactions, the Sponsors owned an approximate 99% interest in Holdings and the remaining interests were owned by certain members of the board of managers of Holdings and executives of HVM. Prior to the Pre-IPO Transactions, the Operating Lessees were each taxable REIT subsidiaries that leased the hotel properties from ESH REIT pursuant to operating leases. HVM was an eligible independent contractor, within the meaning of Section 856(d)(9) of the Code, that managed the hotels pursuant to management agreements with the Operating Lessees. Subsidiaries of ESH Strategies owned the trademarks and licensed their use to the Operating Lessees pursuant to trademark license agreements.

Through the Pre-IPO Transactions, the existing business was restructured and reorganized such that Holdings was liquidated and substantially all of the common stock of ESH REIT was distributed to the Sponsors; the Operating Lessees, ESH Strategies and the assets and obligations of HVM were transferred to the Corporation; the shareholders of ESH REIT transferred to the Corporation all of the Class A common stock of ESH REIT; and 100% of the common stock of the Corporation and all of the Class B common stock of ESH REIT were paired, forming the Paired Shares.

The Corporation, through its direct wholly-owned subsidiaries, now leases the hotel properties from ESH REIT, owns the trademarks related to the business and manages the hotels. In addition, the Corporation owns all of the Class A common stock of ESH REIT, which represents approximately 55% of the outstanding shares of common stock of ESH REIT. The Corporation used the majority of the proceeds it received in the Offering to purchase a sufficient number of additional shares of Class A common stock of ESH REIT to ensure that, upon the completion of the Offering, the Class A common stock of ESH REIT owned by the Corporation represented approximately 55% of the outstanding common stock of ESH REIT.

Our Brands

We own and operate substantially all of our hotels under our core brand, Extended Stay America, and during 2013 completed a rebranding program to consolidate hotels that were operated under the former brands of Homestead Studio Suites, Studio Plus and Extended Stay Deluxe under this single brand. Our Extended Stay America-branded hotels feature:

•	In-room kitchens;

•	Free WiFi;

•	Free grab-and-go breakfast;

•	Flat screen TVs with premium cable channels;

•	On-site guest laundry; and

•	Unlimited local phone service.

We own and operate 632 Extended Stay America-branded hotels with approximately 69,600 rooms in the United States and three hotels with 500 rooms in Canada under the Extended Stay Canada brand. Additionally, we own and operate 47 hotels with approximately 5,900 rooms under the Crossland Economy Studios brand. Crossland Economy Studios-branded hotels operate in a lower price tier than Extended Stay America-branded hotels, offering fewer amenities and smaller room sizes and primarily appeal to guests with longer duration stays.

Our Corporate Structure

The chart below summarizes our corporate structure as of the date of this combined annual report on Form 10-K.

Our Industry

U.S. Lodging Industry

The lodging industry is a significant part of the U.S. economy, generating over $133.4 billion of room revenues in 2014 and comprising approximately 4.9 million hotel rooms as of December 31, 2014, according to STR, Inc. (f/k/a “Smith Travel Research, Inc.”) (“STR”). Lodging industry performance is generally tied to both macro-economic and micro-economic trends in the United States and, similar to other industries, experiences both positive and negative operating cycles. Since the 2008 to 2009 recession, demand in the U.S. lodging industry has begun to recover while supply growth has remained at historically low rates. According to PricewaterhouseCoopers (“PwC”), room supply grew 0.9% in 2014 and is expected to grow 1.5% in 2015, which is still well below historical annual supply growth of 1.9% over the last 15 years. RevPAR has grown in the U.S. lodging industry for each year starting in 2010. According to PwC, RevPAR for the overall U.S. lodging industry grew 8.3% in 2014, and is expected to grow 7.4% in 2015.

U.S. Extended Stay Segment

Extended stay hotels represent a growing segment within the U.S. lodging industry with approximately 372,933 rooms for the year ended December 31, 2014, according to The Highland Group. The extended stay segment tends to follow the cyclicality of the overall lodging industry. Extended stay hotels are further differentiated by price point into economy, mid-price and upscale segments. Our business is focused primarily on the mid-price extended stay segment, which comprised approximately half of the supply of extended stay rooms in 2014.

Seasonality

The lodging industry is seasonal in nature. Based upon the operating history of our hotels, we believe that our business is not as seasonal in nature as the overall lodging industry. However, the Company’s revenues are generally lower during the first and fourth quarters of each calendar year as is typical in the U.S. lodging industry. Because many of the Company’s expenses are fixed and do not fluctuate with changes in revenues, declines in revenues can cause disproportionate fluctuations or decreases in the Company’s quarterly earnings and cash flows during these periods.

ESH REIT’s revenues and earnings are generally highest during the fourth quarter of each calendar year as rental revenues contingent upon Operating Lessee hotel revenues are not earned for accounting purposes until certain revenue thresholds are achieved, which typically occur in the fourth quarter. ESH REIT’s cash flows generally remain consistent each quarter of the calendar year.

Cyclicality

The lodging industry is cyclical and its fundamental performance tends to follow the general economy, albeit on a lagged basis. There is a history of increases and decreases in demand for hotel rooms, occupancy levels and rates realized by owners of hotel properties through economic cycles. Variability of results through some economic cycles in the past has been more severe due to changes in the supply of hotel rooms in given markets or in given categories of hotels. The combination of changes in economic conditions and in the supply of hotel rooms can result in significant volatility in results of operations for owners of hotel properties. The costs of running a hotel tend to be more fixed than variable. Because of this, in an environment of either increasing or decreasing revenues, the rate of change in earnings will be greater than the rate of change in revenues. See “Risk Factors—Risks Related to the Lodging Industry—The lodging industry, including the extended stay segment, is cyclical and a worsening of general economic conditions or low levels of economic growth could materially adversely affect our business, financial condition, results of operations and our ability to pay distributions to our shareholders.”

Competition

We operate in a highly competitive industry. Competition in the lodging industry is based on a number of factors, including room rates, quality of accommodations, service levels, convenience of location, reputation, reservation systems, brand recognition and the supply and availability of lodging in local markets, including short-term lease apartments and other limited service hotels. Competitors may include new participants in the lodging industry and participants in other segments of the lodging industry that may enter the extended stay segment. They may also include existing participants in the extended stay segment that may increase their product offerings to include facilities in the economy or mid-price segments. We also compete for travelers with hotels outside the extended stay segment as well as serviced apartments. In addition, we face competition for both quality locations to build new facilities and for guests to fill and pay for those facilities. We also face competition from third-party internet travel intermediaries, such as Priceline.com, Expedia.com and Travelocity.com, and specialized intermediaries that locate and reserve hotel rooms for corporate lodgers. See “Risk Factors—Risks Related to the Lodging Industry—We operate in a highly competitive industry.”

Employees

We employ approximately 9,100 employees. Approximately 8,700 of these employees are hotel property-level employees, comprised of approximately 3,600 full time employees and approximately 5,100 part time employees. None of our employees are represented by unions or covered by collective bargaining agreements. We consider our relations with our employees to be good.

Sales, Marketing and Reservations

Our sales team is made up of approximately 125 sales professionals focused on growing our business with key accounts, building relationships with new customers and coaching our property operations teams on local sales. We are organized regionally and by account, and our team focuses on the following customers: major Fortune 500 companies; small and medium sized businesses; travel agencies; relocation and staffing consultants; and medical, technology, government and educational organizations. Approximately 40% of our total revenue in 2014 was derived from accounts managed by this team. Our upgraded brand and amenity offerings now allow our sales team to target a broader corporate customer base. We are currently piloting a new sales structure that provides more centralized support as we believe further penetration of corporate accounts will yield a more profitable customer base.

We seek to maximize revenue in each hotel through our revenue management team, made up of approximately 40 professionals. They are responsible for determining prices and managing the availability of room inventory to different channels and customer segments. Historically, we had very limited staffing and focus on this area. Beginning in 2012, we significantly expanded our staffing and investment in revenue management. We have centralized our approach and developed several analytical tools to inform pricing and inventory decisions. We are currently in the process of rolling out an automated revenue management system at each of our hotels which will allow us to automatically price against demand from our short and long term guests. We believe that this system will further improve our sales team’s efficiency and effectiveness.

Our marketing strategy is focused on growing awareness of our core brand, Extended Stay America, and demand for our hotels through a combination of media channels, including TV, print, public relations and email marketing. We also put a significant emphasis on our internet activity, buying search engine placement, internet display advertising and other media to drive traffic to our website. We maintain a customer database and use it for targeted marketing activity. Additionally, we have introduced marketing in new channels, such as TV and digital streaming videos, in part to support our recent consolidation to substantially one core brand, Extended Stay America. During the first quarter of 2015, we expect to launch our new customer loyalty program, called Extended Perks. The program will be built around the idea of “instant rewards – no points required” with members receiving discounts on our rooms, offers and discounts from our merchandise partners, as well as check-in and room preference priorities.

We use a central reservation system to provide access to our hotel inventory through a wide variety of channels—property-direct, our central call center, our desktop and mobile websites, travel agency global distribution systems and our wholesale and online booking partners. We outsource our reservation system, our call center and management of our website. For the year ended December 31, 2014, approximately 46% of our revenue was derived from property-direct reservations, approximately 18% was derived from our central call center, approximately 18% was derived from our own proprietary website, approximately 9% was derived from online booking partners and approximately 9% was derived from global distribution systems. We believe we also have an opportunity to increase the power and reach of our distribution network by enhanced connections with additional agency, merchant and wholesale partners.

Environmental Matters

Our hotel properties are subject to various federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current or former owner of the property, to perform or pay for the clean-up of contamination (including hazardous substances, waste or petroleum products) at or emanating from the property and to pay for natural resource damage arising from contamination. These laws often impose liability without regard to whether the owner or operator knew of or caused the contamination. Such liability can be joint and several, so that each covered person can be responsible for all of the costs involved, even if more than one person may have been responsible for the contamination. We can also be liable to private parties for costs of remediation, personal injury and death and/or property damage resulting from contamination at or emanating from our hotel properties. Moreover, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.

Phase I environmental assessments were obtained for substantially all of our hotel properties in 2012 and for all hotel properties purchased since that time. The Phase I environmental assessments were intended to identify potential contamination, but did not include any invasive sampling procedures, such as soil or ground water sampling. The Phase I environmental assessments identified a number of known or potential environmental conditions associated with historic uses of the hotel properties or adjacent properties. However, the Phase I environmental assessments did not identify any environmental liability that we believe would have a material adverse effect on our business, assets, results of operations or liquidity. It is possible that these environmental assessments did not reveal all potential environmental liabilities, such as the presence of former underground tanks for the storage of petroleum-based or waste products, that could create a potential for release of hazardous substances. In addition, it is possible that environmental liabilities have arisen since the assessments were completed. No assurances can be given that (i) future regulatory requirements will not impose any material environmental liability, or (ii) the current environmental condition of our hotel properties will not be affected by the condition of properties in the vicinity of our hotel properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

We have obtained environmental insurance subject to limits, deductibles and exclusions customarily carried for similar businesses. We believe that our environmental insurance policy is appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice; however, our environmental insurance coverage may not be sufficient to fully cover our losses.

In addition, our hotels (including our real property, operations and equipment) are subject to various federal, state and local environmental, health and safety regulatory requirements that address a wide variety of issues, including, but not limited to, the use, management and disposal of hazardous substances and wastes, air emissions, discharges of waste materials (such as refuge or sewage), the registration, maintenance and operation of our boilers and storage tanks, asbestos, and lead-based paint. Some of our hotels also routinely handle and use hazardous or regulated substances and wastes as part of their operations, which are subject to regulation (for example, swimming pool chemicals or biological waste). Our hotels incur costs to comply with these environmental, health and safety laws and regulations, and if these regulatory requirements are not met or become more stringent in the future, or unforeseen events result in the discharge of dangerous or toxic substances at our hotel properties, we could be subject to increased costs of compliance, fines and penalties for non-compliance, and material liability from third parties for harm to the environment, damage to real property or personal injury and death. We are aware of no past or present environmental liability for non-compliance with environmental, health and safety laws and regulations that we believe would have a material adverse effect on our business, assets or results of operations.

Certain hotels we currently own or those we acquire in the future contain, may contain, or may have contained asbestos-contaminating material (“ACM”). Environmental, health and safety laws require that ACM be properly managed and maintained, and include requirements to undertake special precautions, such as removal or abatement, if ACM would be disturbed during maintenance, renovation or demolition of a building. These laws regarding ACM may impose fines and penalties on building owners, employers and operators for failure to comply with these requirements or expose us to third-party liability. We are not presently aware of any ACM at our hotel properties that would result in a material adverse effect on our business, assets or results of operations.

In addition, when excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has increased as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our hotel properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property. In addition, the presence of significant mold could expose us to liability from our guests, employees and others if or when property damage or health concerns arise. We are not presently aware of any indoor air quality issues at our hotel properties that would result in a material adverse effect on our business, assets or results of operations.

Regulation

A number of states and local governments regulate the licensing of hotels by requiring registration, disclosure statements and compliance with specific standards of conduct. We believe that each of our hotels has the necessary permits and approvals to operate its respective business and we intend to continue to obtain these permits and approvals for any new hotels. We are also subject to laws governing our relationship with our employees, including minimum wage requirements, overtime, working conditions and work permit requirements. An increase in the minimum wage rate, employee benefit costs or other costs associated with employees could materially adversely affect our business, including our results of operations. There are frequently proposals under consideration, at the federal and state levels, to increase the minimum wage.

Under the American with Disabilities Act of 1990 (the “ADA”), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. We attempt to satisfy ADA requirements in the designs for our hotels, but we cannot assure you that we will not be subjected to a material ADA claim. If that were to happen, we could be ordered to spend substantial sums to achieve compliance, fines could be imposed against us, and we could be required to pay damage awards to private litigants. The ADA and other regulatory initiatives could materially adversely affect our business as well as the lodging industry in general.

Insurance

We currently have the types and amounts of insurance coverage that we consider appropriate for a company in our business. While we believe that our insurance coverage is adequate, our business, results of operations and financial condition could be materially adversely affected if we were held liable for amounts exceeding the limits of our insurance coverage or for claims outside the scope of our insurance coverage.

Available Information

Our website address is www.extendedstay.com. Our combined annual reports on Form 10-K, combined quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available free of charge through our website under “Investor Relations,” as soon as reasonably practicable after the electronic filing of these reports is made with the Securities and Exchange Commission (“SEC”). The information contained on, or that can be accessed through, our website, is expressly not incorporated by reference in this combined annual report on Form 10-K.

Item 1A.	Risk Factors

You should carefully consider the following risks as well as the other information included in this combined annual report on Form 10-K. Any of the following risks could materially and adversely affect our business, financial condition or results of operations and our ability to pay distributions to our shareholders.

Risks Related to the Lodging Industry

We operate in a highly competitive industry.

The lodging industry is highly competitive. We compete with traditional hotels and lodging facilities (including limited service hotels), other purpose built extended stay hotels (including those owned and operated by major hospitality chains with well-established and recognized brands and individually-owned extended stay hotels) and alternative lodging (including serviced apartments). We expect that competition within the mid-price and economy segments of the extended stay lodging market will continue as we face increased competition from third-party internet travel intermediaries, such as Priceline.com, Expedia.com and Travelocity.com, and specialized intermediaries that locate and reserve hotel rooms for corporate lodgers. We compete based on a number of factors, including room rates, quality of accommodations, service levels, convenience of location, reputation, reservation systems, brand recognition, supply and availability of alternative lodging and ability to reach people through multiple channels. See “Business—Competition.” To maintain our rates, we may face pressure to offer increased services and amenities at our hotel properties, comparable to those offered at traditional hotels, which could increase our operating costs and reduce our profitability. We do not expect to increase our rates to match our competitors, and a number of our competitors have a significant number of individuals participating in well established guest loyalty programs, which may enable them to attract more customers and more effectively retain such customers. Our competitors may also have greater financial and marketing resources than we do, which could allow them to reduce their rates, offer greater convenience, services or amenities, build new hotels in direct competition with our existing hotels, improve their properties, and expand and improve their marketing efforts, all of which could have a material adverse effect on our business, financial condition and results of operations.

The lodging industry, including the extended stay segment, is cyclical and a worsening of general economic conditions or low levels of economic growth could materially adversely affect our business, financial condition, results of operations and our ability to pay distributions to our shareholders.

The performance of the lodging industry, including the extended stay segment, is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Declines in corporate budgets and spending and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence and high unemployment or adverse political conditions can lower the revenues and profitability of our hotels.

Changes in consumer demand and general business cycles can subject, and have subjected, our revenues to significant volatility. The majority of our expenses are relatively fixed. These fixed expenses include labor costs, interest, real estate taxes, insurance and utilities, all of which may increase at a greater rate than our revenues. The expenses of owning and operating hotels are not significantly reduced when circumstances such as market and economic factors and competition cause a reduction in revenues. Where cost-cutting efforts are insufficient to offset declines in revenues, we could experience a material decline in margins and reduced operating cash flows or losses. If we are unable to decrease our expenses significantly or rapidly when demand for our hotels decreases, the decline in our revenues could have a material adverse effect on our net operating cash flows and profitability. This effect can be especially pronounced during periods of economic contraction or slow economic growth, such as the recent economic recession.

In addition to general economic conditions, new hotel room supply is an important factor that can affect the lodging industry’s performance and overbuilding has the potential to further exacerbate the negative effect of an economic downturn or precipitate a cycle turn. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. Decline in hotel room demand, or a continued growth in hotel room supply, could result in revenues that are substantially below expectations or result in losses, which could have a material adverse effect on our business, financial condition, results of operations and our ability to pay distributions to our shareholders. See “Business—Our Industry” for a description of increases in hotel room supply.

The extended stay segment has tended to follow the overall cyclicality of the lodging industry. In periods of declining demand, competition for guests may result in more reliance on longer-term guests, who generally pay lower rates than shorter-term guests, which could reduce revenues, margins and profitability. Equally, in periods of increasing demand, a transition to shorter-term guests paying higher rates might result in increased hotel expenses for amenities considered necessary to attract those guests, such as daily rather than weekly housekeeping, potentially reducing operating margins.

Uncertainty regarding the rate and pace of recovery from the recent economic downturn and the impact any such recovery may have on the lodging industry makes it difficult to predict future profitability levels. A slowing of the current economic recovery or new economic weakness could materially adversely affect our revenues and profitability.

We are subject to the operating risks common to the lodging industry.

Changes in general and local economic and market conditions and other factors beyond our control as well as the business, financial, operating and other risks common to the lodging industry and inherent to the ownership of hotels could materially adversely affect demand for lodging products and services. This includes demand for rooms at hotel properties that we own, operate and potentially develop or acquire. These factors include:

•	changes in the relative mix of extended stay brands in various industry price categories;

•	over-building of hotels in our markets;

•	changes in the desirability of particular geographic locations, lodging preferences and travel patterns of customers;

•	increases in customer price sensitivity, making it more difficult to achieve planned ADR increases;

•	dependence on corporate and commercial travelers and on tourism;

•	decreased demand for longer-term lodging or lodging facilities;

•	decreased corporate budgets and spending and cancellations, deferrals or renegotiations of group business;

•	high levels of unemployment and depressed housing prices;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	increases in the cost, or the lack of availability, of capital to operate, maintain and renovate our hotel properties;

•	potential increases in labor costs, including as a result of increases to federal and state minimum wage levels, unionization of the labor force and increasing health care insurance expense;

•	changes in taxes and governmental regulations that influence or set wages, prices, interest rates or construction and maintenance procedures and costs;

•	the costs and administrative burdens associated with compliance with applicable laws and regulations; and

•	events beyond our control that may disproportionately affect the travel industry, such as war, terrorist attacks, travel-related health concerns, transportation and fuel prices, interruptions in transportation systems, travel-related accidents, fires, natural disasters and severe weather.

These factors can adversely affect, and from time to time have materially adversely affected, individual hotel properties, particular regions or our business as a whole. How we manage any one or more of these factors, or any crisis, could limit or reduce demand and the rates we are able to charge for rooms or services, which could materially adversely affect our operating results and future growth. These factors may be exacerbated by the relatively illiquid nature of our real estate holdings, which limits our ability to vary our portfolio in response to changes in economic and other conditions.

Our revenues are subject to seasonal fluctuations.

The lodging industry is seasonal in nature. The Company’s occupancy rates and revenues generally are lower during the first and fourth quarter of each calendar year. Quarterly variations in hotel revenues could materially adversely affect the Company’s near term operating revenues and cash flows, which in turn could have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Related to Our Business

If we fail to implement our business strategies, our business, financial condition and results of operations could be materially adversely affected.

Our financial performance and success depend in large part on our ability to successfully implement our business strategies. We cannot assure you that we will be able to successfully implement our business strategies, realize any benefit from our strategies or be able to continue improving our results of operations. We may spend significant amounts in connection with our business strategies, which would result in increased costs but may not result in expected increased revenues or improved results of operations.

Implementation of our business strategies could be affected by a number of factors beyond our control, such as increased competition, legal and regulatory developments, general economic conditions or increases in our operating costs. Any failure to successfully implement our business strategies could materially adversely affect our business, financial condition and results of operations. We may, in addition, decide to alter or discontinue certain aspects of our business strategies at any time.

Our capital expenditures may not result in our expected improvements in our business.

We are executing a phased hotel reinvestment program across our portfolio in order to seek to drive incremental market share gains. As of December 31, 2014, we have substantially completed Platinum renovations at 335 hotels, with total incurred costs of approximately $331.8 million. Also, as of December 31,

2014, we are in the process of implementing Platinum renovations at 47 additional hotels, with estimated total costs of approximately $46.2 million. During the fourth quarter of 2014, the Corporation’s and ESH REIT’s Boards of Directors approved Platinum renovations for an additional 95 hotels totaling approximately $85.0 million, which are expected to be completed by early 2016. Once complete, we will have completed Platinum renovations at 477 hotels, which is approximately 75% of our Extended Stay America-branded hotels. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Expenditures.”

The realization of returns on our investments in line with our expectations is dependent on a number of factors, including, but not limited to, general economic conditions, events beyond our control, whether our assumptions in making the investment were correct and changes in the factors underlying our investment decision, such as changes in the tastes and preferences of our customers. We can provide no assurance that we will continue to see returns on our previous capital expenditure investments, that we will realize our expected returns on our current investments, or any returns at all, or that our future investments will result in our expected returns on investments, returns that are consistent with our prior returns on capital expenditure investments, or any returns at all. Growth that we do realize as a result of our capital expenditures is expected to stabilize over time. A failure to realize our expected returns on our investments in our hotel properties could materially adversely affect our business, financial condition and results of operations.

Access to capital, timing, budgeting and other risks associated with the ongoing need for capital expenditures at our hotel properties could materially adversely affect our financial condition and limit our ability to compete effectively and pay distributions to our shareholders.

The lodging industry is a capital intensive business that requires significant capital expenditures to own and operate hotel properties. In addition, we must maintain, renovate and improve our hotel properties in order to remain competitive, maintain the value and brand standards of our hotel properties and comply with applicable laws and regulations.

Maintenance, renovations and improvements to our hotel properties create an ongoing need for cash and, to the extent we cannot fund expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. We also intend to pay regular distributions, which means we may not retain cash for future capital expenditures. Access to the capital that we need to renovate and maintain our existing hotel properties and to develop or acquire new hotel properties is critical to the continued growth of our business and our revenues. The availability of capital or the conditions under which we can obtain capital can have a significant impact on the overall level, cost and pace of future renovation or development and therefore the ability to meaningfully grow our revenues. As of December 31, 2014, we had total indebtedness of approximately $2.9 billion. Our substantial indebtedness may impair our ability to borrow additional amounts. Our ability to access additional capital could also be limited by the terms of our indebtedness and any future indebtedness, which restrict or will restrict our ability to incur debt under certain circumstances. In particular, ESH REIT’s $2.52 billion mortgage loan entered into on November 30, 2012 (the “ 2012 Mortgage Loan”) and ESH REIT’s $375.0 million term loan facility entered into on June 23, 2014 (the “2014 Term Loan”) prohibit any further encumbrances on the collateral securing that indebtedness, which is comprised of substantially all of our hotels. In the past, reduced investments in our properties resulted in declining performance of our business.

Additionally, our ongoing operations and capital expenditures subject us to the following risks:

•	potential environmental problems, such as the need to remove or abate asbestos-containing materials;

•	design defects, construction cost overruns (including labor and materials) and delays;

•	difficulty obtaining zoning, occupancy and other required permits or authorizations;

•	the possibility that revenues will be reduced temporarily while rooms offered are out of service due to capital improvement projects; and

•	a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available on affordable terms or at all.

If the cost of funding renovations or enhancements exceeds budgeted amounts, and/or the time period for renovation is longer than initially anticipated, our profits could be reduced. If we are forced to spend larger amounts of cash from operations than anticipated to operate, maintain or renovate existing hotel properties, then our ability to use cash for other purposes, including paying distributions to our shareholders or the potential development or acquisition of hotel properties, could be limited and our profits could be reduced. Similarly, if we cannot access the capital we need to fund our operations or implement our business strategies, we may need to postpone or cancel planned maintenance, renovations or improvements plans, which could impair our ability to compete effectively and harm our business, financial condition and results of operations.

We are exposed to the risks resulting from real estate ownership, which could increase our costs, reduce our profitability and limit our ability to respond to market conditions.

Our principal assets consist of real property. Our real estate ownership subjects us to additional risks not applicable to those competitors in the lodging industry that only manage or franchise hotel properties, including:

•	the illiquid nature of real estate, which may limit our ability to promptly sell one or more hotels in our portfolio in response to changing financial conditions;

•	adverse changes in economic and market conditions;

•	real estate, insurance, zoning, tax, environmental and eminent domain laws, including the condemnation of our properties;

•	fluctuations in real estate values or impairments in the value of our assets;

•	the ongoing need for capital improvements and expenditures to maintain, renovate or upgrade hotel properties;

•	risks associated with mortgage debt, including the possibility of default, fluctuating interest rate levels and the availability of replacement financing;

•	the average age of hotels in our portfolio is approximately 16 years;

•	risks associated with the possibility that expense increases will outpace revenue increases and that in the event of an economic downturn, our high proportion of fixed expenses will make it difficult to reduce our expenses to the extent required to offset declining revenues;

•	changes in laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance; and

•	events beyond our control, such as war, terrorist attacks and force majeure events, including earthquakes, tornados, hurricanes, fires or floods.

Economic and other conditions may materially adversely affect the valuation of our hotel properties resulting in impairment charges that could have a material adverse effect on our business, results of operations and earnings.

We hold goodwill, intangible assets and a significant amount of long-lived assets. We evaluate our tangible and intangible assets annually for impairment, or more frequently based on various triggers, including when a property has current or projected operating losses or when other material trends, contingencies or changes in circumstances indicate that a triggering event has occurred, such that an asset’s value may not be recoverable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.” Times of economic distress, declining demand and declining earnings often result in declining asset values for real estate and real property. As a result, we have incurred, and are likely to incur in the future, impairment charges, which may be material and adversely affect our results of operations and earnings.

We have a significant amount of debt and the agreements governing our indebtedness place, and any future indebtedness may place, restrictions on us, reducing operational flexibility and creating default risks.

We have a significant amount of debt. As of December 31, 2014, we had total indebtedness of approximately $2.9 billion and the Company had a debt-to-equity ratio of 2.1x. In the future, subject to compliance with the covenants included in our current indebtedness, we may incur significant additional indebtedness and intercompany indebtedness to finance future hotel acquisitions, developments, renovation and improvement activities and for other corporate purposes. Our substantial level of indebtedness could have a material adverse effect on our business, results of operations and financial condition because it could, among other things:

•	require us to dedicate a substantial portion of our cash flows to make principal and interest payments on indebtedness, thereby reducing our cash flows available to fund working capital, capital expenditures and other general corporate purposes, including our ability to pay cash distributions to our shareholders;

•	increase our vulnerability to general adverse economic and industry conditions and limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	limit our ability to borrow additional funds or refinance indebtedness on favorable terms or at all to expand our business or ease liquidity constraints; and

•	place us at a competitive disadvantage relative to competitors that have less indebtedness or greater resources.

We cannot assure you that our business will generate sufficient cash flows to enable us to pay our indebtedness, fund our other liquidity needs or pay distributions to our shareholders. If we are unable to meet our debt service obligations, our indebtedness will prevent us from paying cash distributions with respect to our stock. In such case, in order to satisfy the REIT distribution requirements imposed by the Code, ESH REIT may distribute taxable stock dividends to its shareholders in the form of additional shares of its stock.

We expect that we will need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt on attractive terms on or before maturity, commercially reasonable terms or at all, particularly because of our substantial levels of debt and because of restrictions on debt prepayment and additional debt incurrence contained in the agreements governing our existing debt. Our future results of operations and our ability to service, extend or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

The agreements governing our indebtedness contain covenants that place restrictions on us. These covenants may restrict, among other activities, our ability to:

•	merge, consolidate or transfer all or substantially all of our assets;

•	sell, transfer, pledge or encumber our stock or the ownership interests of our subsidiaries;

•	incur additional debt;

•	enter into, terminate or modify leases for our hotel properties;

•	make certain expenditures, including capital expenditures;

•	pay distributions on or repurchase our capital stock; and

•	enter into certain transactions with affiliates.

In addition, under the 2012 Mortgage Loan, the occurrence of (i) an Event of Default, (ii) a Debt Yield Trigger Event (a Debt Yield, as defined, of less than 9.0%) or (iii) a Guarantor Bankruptcy Event would result in a Cash Trap Event, each as defined. During the period of a Cash Trap Event, any excess cash flow, after all monthly requirements are fully funded (including the payment of budgeted management fees and operating expenses), would be held by the loan service agent as additional collateral for the 2012 Mortgage Loan, which would prevent ESH REIT from making cash distributions.

Under the Corporation Revolving Credit Facility, the occurrence of a Debt Yield Trigger Event or an Adjusted Debt Yield Trigger event (each as defined of less than 12.0% as of the last day of any calendar month), a Default or an Event of Default (each as defined) would require the Corporation to prepay advances existing under the Corporation Revolving Credit Facility and cash collateralize outstanding letters of credit. The Corporation may cure a Trigger Event by (a) repaying advances and cash collateralizing outstanding letters of credit, and (b) maintaining the threshold Debt Yield level for three consecutive months following the month in which the Trigger Event occurred. During a Trigger Event, a Default or an Event of Default, the Corporation is restricted from making cash distributions. As of December 31, 2014, the Corporation’s Debt Yield and Adjusted Debt Yield were 21.0% and 18.2%, respectively, and a Cash Trap Event was not in effect.

Under the ESH Revolving Credit Facility and 2014 Term Loan, the occurrence of a Debt Yield Trigger Event or an Adjusted Debt Yield Trigger Event, (each as defined of less than 11.5% as of the last day of any calendar month), a Default or an Event of Default (each as defined) would require ESH REIT to prepay advances existing under ESH REIT Revolving Credit Facility and cash collateralize outstanding letters of credit. ESH REIT may cure a Trigger Event by (a) repaying advances and cash collateralizing outstanding letters of credit, and (b) maintaining the threshold Debt Yield level for three consecutive months following the month in which the Trigger Event occurred. During a Trigger Event, a Default or an Event of Default, ESH REIT is restricted from making cash distributions (subject to certain exceptions to be agreed). As of December 31, 2014, ESH REIT’s Debt Yield and Adjusted Debt Yield were 21.0% and 18.3%, respectively, and a Cash Trap Event was not in effect.

These covenants could impair our ability to grow our business, take advantage of attractive business opportunities, successfully compete or pay distributions to shareholders. For a more detailed description of the covenants imposed by the agreements governing our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Indebtedness.” Our ability to comply with the financial and other restrictive covenants may be affected by events beyond our control, including general economic, financial and industry conditions. A breach of any of the covenants under any of the agreements governing our indebtedness could result in an event of default. Cross-default provisions in the debt agreements could cause an event of default under one debt agreement to trigger an event of default under other debt agreements. Upon the occurrence of an event of default under any of our debt agreements, the lenders could elect to declare all outstanding debt under such agreements to be immediately due and payable. If we are unable to repay or refinance the accelerated debt, the lenders could proceed against any assets pledged to secure that debt, which could include the foreclosure on some or all of the hotel properties securing such indebtedness. Furthermore, the agreements governing any future indebtedness will likely contain covenants that place additional restrictions on us.

Mortgage and term loan obligations expose us to the possibility of foreclosure, which could result in the loss of any hotel property subject to mortgage or term loan debt.

The 2012 Mortgage Loan is secured by mortgages on 678 of our 682 hotel properties and related assets. The 2014 Term Loan is secured by ESH REIT’s pledges of direct and indirect equity in the 2012 Mortgage Loan obligors. Incurring mortgage and other secured debt obligations increases our risk of property losses because defaults on secured indebtedness may result in foreclosure actions initiated by lenders and ultimately our loss of the hotel properties or other properties securing such loans. If such obligors were in default under a loan, we could lose some or all of the hotel properties securing, directly or indirectly, such loan to foreclosure. For tax purposes, a foreclosure of our hotel properties would be treated as a sale of the hotel for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the hotel, ESH REIT would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder ESH REIT’s ability to meet the REIT distribution requirements imposed by the Code. ESH REIT may assume or incur new mortgage indebtedness on hotel properties that it develops or acquires in the future. Any default under any one of ESH REIT’s mortgage debt obligations may increase its risk of default on its other indebtedness.

Our business depends on the quality and reputation of our brands, and any deterioration in the quality or reputation of our brands or the lodging industry could materially adversely affect our market share, reputation, business, financial condition and results of operations.

Our brands and our reputation are among our most important assets. We operate the substantial majority of our hotels under our core brand, Extended Stay America. Our ability to attract and retain guests depends, in part, upon the external perceptions of Extended Stay America and Crossland Economy Studios, the quality of our hotels and services and our corporate and management integrity. An incident involving the potential safety or security of our guests or employees, or negative publicity regarding safety or security at our competitors’ properties or in respect of our third-party vendors and the industry, and any media coverage resulting therefrom, may harm our brands and our reputation, cause a loss of consumer confidence in Extended Stay America and the industry, and materially adversely affect our results of operations. The considerable expansion in the use of social media and online review sites over recent years has compounded the potential scope and speed of any negative publicity that could be generated by such incidents, whether or not the description of any events by social media is accurate. Adverse incidents have occurred in the past and are likely to occur in the future.

In addition, we believe that the Corporation’s trademarks and other intellectual property are fundamental to the reputation of our brands. The Corporation develops, maintains, licenses and polices a substantial portfolio of trademarks and other intellectual property rights. To the extent necessary, the Corporation enforces its intellectual property rights to protect the value of its trademarks, our development activities, to protect our good name, to promote brand recognition, to enhance our competitiveness and to otherwise support our business goals and objectives. The Corporation relies on trademark laws to protect its proprietary rights. Monitoring for unauthorized use of the Corporation’s intellectual property is difficult. Litigation may be necessary to enforce the Corporation’s intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources, may result in counterclaims or other claims against the Corporation and could significantly harm our results of operations. From time to time, the Corporation applies to have certain trademarks registered. There is no guarantee that such trademark registrations will be granted. We cannot assure you that all of the steps the Corporation has taken to protect its trademarks will be adequate to prevent imitation of its trademarks by others. The unauthorized reproduction of the Corporation’s trademarks could diminish the value of our brands and their market acceptance, competitive advantages or goodwill, which could materially adversely affect our business and financial condition.

We could incur significant costs related to government regulation and litigation over environmental, health and safety matters.

Our hotel properties are subject to various federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current or former owner of the property, to perform or pay for the clean-up of contamination (including hazardous substances, waste or petroleum products) at or emanating from the property and to pay for natural resource damage arising from contamination. These laws often impose liability without regard to whether the owner or operator knew of or caused the contamination. Such liability can be joint and several, so that each covered person can be responsible for all of the costs involved, even if more than one person may have been responsible for the contamination. We can also be liable to private parties for costs of remediation, personal injury and death and/or property damage resulting from contamination at or emanating from our hotel properties. Moreover, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.

In addition, our hotels (including our real property, operations and equipment) are subject to various federal, state and local environmental, health and safety regulatory requirements that address a wide variety of issues, including, but not limited to, the use, management and disposal of hazardous substances and wastes, air emissions, discharges of waste materials (such as refuge or sewage), the registration, maintenance and operation of our boilers and storage tanks, asbestos and lead-based paint. Some of our hotels also routinely handle and use hazardous or regulated substances and wastes as part of their operations, which are subject to regulation (for example, swimming pool chemicals or biological waste). Our hotels incur costs to comply with these environmental, health and safety laws and regulations and if these regulatory requirements are not met or become more stringent in the future or unforeseen events result in the discharge of dangerous or toxic substances at our hotel properties, we could be subject to increased costs of compliance, fines and penalties for non-compliance and material liability from third parties for harm to the environment, damage to real property or personal injury and death.

In particular, certain hotels we currently own or those we acquire in the future contain, may contain, or may have contained, ACM. Environmental, health and safety laws require that ACM be properly managed and maintained, and include requirements to undertake special precautions, such as removal or abatement, if ACM would be disturbed during maintenance, renovation or demolition of a building. These laws regarding ACM may impose fines and penalties on building owners, employers and operators for failure to comply with these requirements or expose us to third-party liability.

The geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in those geographic areas in which we operate a substantial portion of our hotels.

The concentration of our hotel properties in a particular geographic area may materially impact our operating results if that area is impacted by negative economic developments. As of December 31, 2014, 13.6% of our rooms were in California, 10.3% of our rooms were in Texas, 7.9% of our rooms were in Florida and 5.2% of our rooms were in Illinois. We are particularly susceptible to adverse economic or other conditions in these markets (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters or terrorist events that occur in these markets. Our business, financial condition and results of operations would be materially adversely affected by any significant adverse developments in any of those markets. Our operations may also be materially adversely affected if competing hotels are built in these markets. Furthermore, submarkets within any of these markets may be dependent on the economic performance of a limited number of industries which drive those markets.

We may seek to expand through development or acquisitions of other companies and hotel properties, and we may also seek to diversify through franchising; these activities may be unsuccessful or divert our management’s attention.

We intend to consider strategic and complementary acquisitions of other companies and hotel properties. In many cases, we will be competing for these opportunities with third parties that may have substantially greater financial resources than we do. Acquisitions of companies or hotel properties are subject to risks that could affect our business, including risks related to:

•	failing to consummate acquisitions after incurring significant transaction costs;

•	issuing shares of stock that could dilute the interests of our existing shareholders;

•	spending cash and incurring significant debt;

•	contributing hotel properties or related assets to ventures that could result in recognition of losses;

•	assuming unknown and contingent liabilities; or

•	creating additional expenses.

We cannot assure you that we will be able to successfully identify acquisition opportunities or complete transactions on commercially reasonable terms or at all, or that we will actually realize any anticipated benefits from such acquisitions. There may be high barriers to entry, including restrictive zoning laws, limited availability of hotel properties and higher costs of land, in many key markets and scarcity of available acquisition, development and investment opportunities in desirable locations. Similarly, we cannot assure you that we will be able to obtain financing for developments or acquisitions on attractive terms or at all, or that the ability to obtain such financing will not be restricted by the terms of our current or future indebtedness. In addition, our pairing arrangement may prevent our use of common tax-free acquisition structures, which may increase the cost and difficulty of acquiring other businesses and hotel properties and inhibit our ability to expand through acquisitions in which consideration other than cash is contemplated.

The success of any acquisition will also depend, in part, on our ability to integrate the acquisition with our existing operations. We may experience difficulty with integrating acquired companies, hotel properties or other assets, including difficulties relating to:

•	acquiring hotel properties with undisclosed defects in design or construction or requiring unanticipated capital improvements;

•	entering new markets;

•	coordinating sales, distribution and marketing functions;

•	integrating information technology systems; and

•	preserving the important licensing, distribution, marketing, customer, labor and other relationships of the acquired assets.

We own and operate all of the hotel properties associated with our brands. In the future, we may seek to realize the benefits of franchising and franchise certain of our hotel properties pursuant to agreements with third-party franchisees. We currently do not have experience operating a significant franchising business and expect that the development and implementation of any franchise system will require significant expenditures and could divert management’s attention from other business concerns, each of which could have a material adverse effect on our business, financial condition and results of operations. The viability of any franchising business will depend on our ability to establish and maintain good relationships with franchisees. If we enter the franchising business, we may be exposed to additional risks, including, but not limited to, the financial condition and access to capital of franchisees, reputational harm due to the action of franchisees and litigation as a result of disagreements with franchisees. We cannot guarantee that we will seek to expand or diversify our business through franchising in the near future.

In addition, any such development, acquisition or franchising activity could demand significant attention from our management that would otherwise be available for our current ongoing operations, which could have a material adverse effect on our business.

An increase in the use of third-party internet intermediaries to book online hotel reservations could materially adversely affect our business, financial condition and results of operations.

Some of the rooms at our hotels are booked through third-party internet travel intermediaries and other online travel service providers. These intermediaries primarily focus on leisure travel and also provide offerings for corporate travel and group meetings. Intermediaries use a variety of aggressive online marketing methods to attract customers, including the purchase, by certain companies, of trademarked online keywords such as “Extended Stay” from internet search engines to steer customers toward their websites. These intermediaries hope that consumers will eventually develop brand loyalties to their reservation system rather than to our brands. Accordingly, our business, financial condition and results of operations could be harmed if travel intermediaries succeed in significantly shifting loyalties from our brands to their reservation systems and diverting bookings away from our website or through their fees increasing the overall cost of internet bookings for our hotels.

A failure by our intermediaries to attract or retain their customer bases could lower demand for hotel rooms and, in turn, reduce our revenues from these [distribution] channels. Additionally, if bookings by these third-party intermediaries increase, these intermediaries may be able to obtain higher commissions or other significant contract concessions from us, increasing the overall cost of these third-party distribution channels. Some of our distribution agreements with these companies are not exclusive, have a short term, are terminable at will or are subject to early termination provisions. The loss of distributors, increased distribution costs or the renewal of distribution agreements on significantly less favorable terms could adversely impact our business.

We are reliant upon technology and the disruption or malfunction in our information technology systems could materially adversely affect our business.

The lodging industry depends upon the use of sophisticated information technology and systems, including those utilized for reservations, revenue and property management, procurement and operation of our administrative systems. For example, we depend on our central reservation system, which allows bookings of hotel rooms directly, via telephone through our call centers, by travel agents, online through our website and through our online reservation partners. We operate third-party systems, making us reliant on third-party service providers, data communication networks and software upgrades, maintenance and support. Many of our information technology systems are outdated and require substantial upgrading. These technologies are costly and are expected to require refinements that may cause disruptions to many of our key information and technology systems. If we are unable to replace or introduce information technology and other systems as quickly as our competitors or within budgeted costs or schedules, or if we are unable to achieve the intended benefits of any new information technology or other systems, including our new revenue management system, our results of operations could be adversely affected and our ability to compete effectively could be diminished.

Further, we have from time to time experienced disruptions of these systems, and disruptions of the operation of these systems as a result of failures related to our internal or our service provider systems and support may occur in the future. Information technology systems that we rely upon are also vulnerable to damage or interruption from:

•	events beyond our control, such as war, terrorist attacks and force majeure events, including earthquakes, tornados, blizzards, hurricanes, fires or floods;

•	power losses, computer systems failures, internet and telecommunications or data network failures, service provider negligence, improper operation by or supervision of employees, user error, physical and electronic losses of data and similar events; and

•	computer viruses, cyber attacks, penetration by individuals seeking to disrupt operations or misappropriate information and other breaches of security.

The occurrence of any of these problems at any of our information technology facilities, any of our call centers or any third party service providers could cause interruptions or delays in our business or loss of data, or render us unable to process reservations. In addition, if our information technology systems are unable to provide the information communications capacity that we need, or if our information technology systems suffer problems caused by installing system enhancements, we could experience similar failures or interruptions. If our information technology systems fail and our redundant systems or disaster recovery plans are not adequate to address such failures, or if our property and business interruption insurance does not sufficiently compensate us for any losses that we may incur, our revenues and profits could be reduced and the reputation of our brands and our business could be harmed.

Cyber risk and the failure to maintain the integrity of internal or customer data could result in faulty business decisions and harm our reputation or subject us to costs, fines or lawsuits, or limit our ability to accept credit cards.

Our businesses require the collection, transmission and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers, in various information technology systems that we maintain and in those maintained by third parties with whom we contract to provide services. We and our service providers also maintain personally identifiable information about our employees. The integrity and protection of that customer, employee and company data is critical to us. If that data is inaccurate or incomplete, we could make faulty decisions. Further, our customers and employees have a high expectation that we and our service providers will adequately protect their personal information. The information, security and privacy requirements imposed by governmental regulation are increasingly demanding. Our systems may not be able to satisfy these changing requirements and customer and employee expectations, or may require significant additional investments or time in order to do so. Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error or inadvertent releases of data all threaten our and our service provider’s information systems and records. Our reliance on computer, internet-based and mobile systems and communications and the frequency and sophistication of efforts by hackers to gain unauthorized access to such systems have increased significantly in recent years. A breach in the security of our information technology systems or those of our service providers could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits. Additionally, a significant theft, loss or misappropriation of, or access to, customers’ or other proprietary data or other breach of our information technology systems could result in fines, legal claims or legal proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, which could disrupt our operations, damage our reputation and expose us to claims from customers, financial institutions, regulators, payment card associations, employees and other persons, any of which could have a material adverse effect on our financial condition and results of operations.

In addition, we are subject to the Payment Card Industry Data Security Standard (the “PCI DSS”), a set of requirements administered by the Payment Card Industry Security Standards Council, an independent body created by the major credit card brands, designed to ensure that companies handling credit card information maintain a secure environment. In prior years, we failed to maintain compliance with the PCI DSS and accordingly were subject to monthly penalties imposed by VISA. We are currently in compliance with the PCI DSS. If we fail to maintain PCI DSS compliance, we could become subject to penalties or lose our ability to accept credit card payments. As approximately 80.0% of our hotel revenues for the year ended December 31, 2014 were paid by credit card, loss of the ability to accept credit cards for payment would create a significant disruption to our operations, could reduce our occupancy levels and could have a material adverse effect on our business, financial condition and results of operations.

Changes in privacy laws could adversely affect our ability to market effectively.

We rely on a variety of direct marketing techniques, including telemarketing, email and postal mailings. Restrictions in laws such as the Telemarketing Sales Rule, CAN-SPAM Act and various state laws or new federal laws regarding marketing and solicitation or data protection laws that govern these activities could adversely affect the continuing effectiveness of telemarketing, email and postal mailing techniques and could force changes in our marketing strategies. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could impact the amount and timing of our revenues. In addition, any violation of these laws could result in significant penalties. We also obtain access to potential customers from travel service providers and other companies with whom we have substantial relationships and market to some individuals on these lists directly or by including our marketing message in the other company’s marketing materials. If access to these lists was prohibited or otherwise restricted, our ability to develop new customers and introduce them to our services could be materially impaired.

We are exposed to a variety of risks associated with safety, security and crisis management.

There is a constant need to protect the safety and security of our guests, employees and assets against natural and man-made threats. These threats include, but are not limited to, exceptional events such as extreme weather, civil or political unrest, violence and terrorism, serious and organized crime, fraud, employee dishonesty, cyber crime, fire and day-to-day accidents, incidents and petty crime, which impact the guest or employee experience, could cause loss of life, sickness or injury and result in compensation claims, fines from regulatory bodies, litigation and impact our reputation. Serious incidents or a combination of events could escalate into a crisis, which if managed poorly by us could further expose our brands to reputational damage, which could have a material adverse effect on our business, financial condition and results of operations.

Our hotel properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has increased as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our hotel properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property. In addition, the presence of significant mold could expose us to liability from our guests, employees and others if property damage or health concerns arise.

Compliance with the laws and regulations that apply to our hotel properties could materially adversely affect our ability to make future developments, acquisitions or renovations, result in significant costs or delays and adversely affect our business strategies.

Our hotels are subject to various local laws and regulatory requirements that address our ability to obtain licenses for our operations. In particular, we are subject to permitting and licensing requirements, which can restrict the use of our hotel properties and increase the cost of development, acquisition, renovation or operation of our hotels. In addition, federal and state laws and regulations, including laws such as the ADA, impose further restrictions on our operations. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. We may be subject to audits or investigations of all of our hotels to determine our compliance. Some of our hotels may not be fully compliant with the ADA. If one or more of the hotels in our portfolio is not in compliance with the ADA or any other regulatory requirements, we may be required to incur additional costs to bring the property into compliance and we might be required to pay damages or governmental fines. In addition, the obligation to make readily achievable accommodations is an ongoing one. Existing requirements may change and future requirements may require us to make significant unanticipated capital expenditures that could materially adversely affect our business, financial condition, liquidity, results of operations and cash flows.

Hospitality companies have been the target of class actions and other lawsuits alleging violations of federal and state law and other claims, and we may be subject to legal claims.

Our operating income and profits may be reduced by legal or governmental proceedings brought by or on behalf of our employees, customers or other third parties. In recent years, a number of hospitality companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and other alleged violations of law. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted against us from time to time, and we cannot assure you that we will not incur substantial damages and expenses resulting from lawsuits of this type or other claims, which could have a material adverse effect on our business, financial condition and results of operations.

Changes in federal, state, local or foreign tax regulation or disputes with tax authorities could materially adversely affect our business, financial condition and profitability by increasing our tax or tax compliance costs in the United States and Canada.

The determination of our provision for income taxes and other tax liabilities requires estimations and significant judgments and there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to taxation at the federal, state or provincial and local levels in the United States and Canada. Our future tax rates could be materially adversely affected by changes in the composition of our earnings in jurisdictions with differing tax rates, changes in the valuation of or valuation allowances against our deferred tax assets and liabilities and substantive changes to tax rules and the application thereof by United States federal, state, local and foreign governments, all of which could result in materially higher corporate taxes than would be incurred under existing tax law or interpretation and could adversely affect our profitability. Further, our determination of our tax liability is always subject to audit and review by applicable domestic and foreign tax authorities. Any adverse outcome of any such audit or review could have an adverse effect on our business and reduce our profits to the extent potential tax liabilities exceed our reserves, and the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made, as well as future periods.

In addition, the recent economic downturn has reduced tax revenues for United States federal, state and local governments and as a result tax authorities have increased their efforts to raise revenues through changes in tax laws and audits. Increased efforts by tax authorities to raise revenues through changes in tax laws and audits could materially increase our consolidated effective tax rate.

Increases in ESH REIT’s real estate taxes could materially adversely affect our profitability and ability to pay distributions to our shareholders.

Hotel properties are subject to real and personal property taxes. These taxes may increase as tax rates change and as ESH REIT’s hotel properties continue to be assessed and reassessed by taxing authorities. In particular, ESH REIT’s real estate taxes could increase following acquisitions as acquired properties are reassessed. In recent periods, state and local governments have continued to seek to increase real estate taxes. If real estate taxes continue to increase, our business, financial condition, results of operations and ESH REIT’s ability to make distributions to its shareholders could be materially adversely affected.

Our insurance may not fully compensate us for damage to or losses involving our hotel properties.

We maintain comprehensive insurance on each of our hotel properties, including liability, fire and extended coverage, in the types and amounts we believe are adequate and customary in our industry. Nevertheless, there are some types of losses, generally of a catastrophic nature, such as hurricanes, earthquakes, fires, floods, terrorist acts or liabilities that result from breaches in the security of our information technology systems, that may be uninsurable or too expensive to justify obtaining insurance. Additionally, market forces beyond our control could limit the scope of insurance coverage that we can obtain or restrict our ability to obtain insurance coverage at reasonable rates. As a result, we may not be successful in obtaining insurance without increases in cost or decreases in coverage levels. We use our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view toward obtaining appropriate insurance on our hotel properties at a reasonable cost and on suitable terms. In the event of significant damage or loss, our insurance coverage may not be sufficient to cover the full current market value or replacement value of our investment in a property, and in some cases could result in certain losses being totally uninsured. In addition, inflation, changes in building codes and zoning ordinances, environmental considerations and other factors might make it impossible or impractical to use insurance proceeds to replace or repair a property that has been damaged or destroyed. Under these and other circumstances, insurance proceeds may not be adequate to restore our economic position with respect to a damaged or destroyed property. Accordingly, ESH REIT could lose some or all of the capital it has invested in a property, as well as the anticipated future revenue from the property, and ESH REIT could remain obligated for guarantees, debt or other financial obligations of the property. Our debt instruments contain customary covenants requiring us to maintain insurance. Although we believe that we currently maintain sufficient insurance coverage to satisfy these obligations, there is no assurance that in the future we will be able to procure coverage at a reasonable cost or at all. In addition, there can be no assurance that the lenders under our debt instruments will not take the position that we do not have sufficient insurance coverage and therefore are in breach of these instruments allowing the lenders to declare an event of default and accelerate repayment of debt.

We are dependent upon our ability to attract and retain key officers and other highly qualified personnel.

Our success and our ability to implement our business strategies will depend in large part upon the efforts and skills of our senior management and our ability to attract and retain key officers and other highly qualified personnel. Competition for such personnel is intense. In recent years, we have experienced turnover of several senior management roles and we have focused time and resources on recruiting or promoting from within the new members of our current senior management team. The continued turnover of senior management or the unexpected loss of one or more of our key personnel or any negative public perception with respect to these individuals could have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that we will be successful in attracting and retaining qualified personnel. If we lose or suffer an extended interruption in the services of one or more of our key officers, our business, financial condition and results of operations could be materially adversely affected. Additionally, there can be no assurance that our senior management will be able to successfully execute and implement our business and operating strategies.

Labor shortages could restrict our ability to operate our hotels or implement our business strategies or result in increased labor costs that could reduce our profitability.

Our success depends in large part on our ability to attract, retain, train, manage and engage our employees. Our hotels are staffed 24 hours a day, seven days a week by approximately 8,700 employees around the country. If we are unable to attract, retain, train, manage and engage skilled employees, our ability to manage and staff our hotel properties adequately could be impaired, which could reduce customer satisfaction and harm our reputation. Staffing shortages could also hinder our ability to implement our business strategy. Because payroll costs are a major component of hotel operating expenses and our general and administrative expenses, a shortage of skilled labor could also require higher wages that would increase our labor costs, which could reduce our profitability and limit our ability to pay distributions to shareholders. In addition, increases in minimum wage rates could result in significantly increased costs for us and result in reduced margins and profitability.

Attempts by labor organizations to organize groups of our employees or changes in labor laws could disrupt our operations, increase our labor costs or interfere with the ability of our management to focus on implementing our business strategies.

We may become subject to collective bargaining agreements, similar agreements or regulations enforced by governmental entities in the future. Changes in the federal regulatory scheme could make it easier for unions to organize groups of our employees. If relationships with our employees or other field personnel deteriorate or become adverse, our hotel properties could experience labor disruptions such as strikes, lockouts and public demonstrations. Additionally, if such changes take effect, our employees or other field personnel could be subject to organizational efforts, which could potentially lead to disruptions or require our management’s time to address unionization issues. Labor regulation could also lead to higher wage and benefit costs, changes in work rules that raise operating expenses and legal costs, and limit our ability to take cost saving measures during economic downturns. These or similar agreements, legislation or changes in regulations could disrupt our operations, hinder our ability to cross-train and cross-promote our employees due to prescribed work rules and job classifications, reduce our profitability or interfere with the ability of our management to focus on executing our business and operating strategies.

Adverse judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of our business could reduce our profitability or limit our ability to operate our business.

In the normal course of our business, we are often involved in various legal proceedings. We cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of these legal proceedings. Additionally, we could become the subject of future claims by third parties, including guests who use our hotels, our employees, our shareholders or regulators. Any significant adverse determinations, judgments or settlements could reduce our profitability and could materially adversely affect our business, financial condition and results of operations or limit our ability to operate our business. Further, we may incur costs related to claims for which we have appropriate third party indemnity, but such third parties fail to fulfill their contractual obligations. See “Item 3-Legal Proceedings.”

We may be liable for indemnification or similar payments relating to the Company Predecessor in accordance with the Fifth Amended Plan of Reorganization (the “Plan”), the bankruptcy court’s order confirming the Plan (the “Confirmation Order”), and under certain agreements providing for indemnification in connection with the bankruptcy and/or reorganization of the Company Predecessor.

We may be liable for indemnification or similar payments relating to the Company Predecessor. Under its constitutive documents, other agreements or applicable law, the Company Predecessor had obligations to defend, indemnify, reimburse, exculpate, advance fees and expenses, or limit the liabilities of certain officers and employees for certain matters relating to the Company Predecessor (the “Predecessor Indemnification Obligations”). Under the Plan and the Confirmation Order, we retained Predecessor Indemnification Obligations to those officers and employees who were officers and employees both prior to and after the effective date of the Plan. We may, therefore, face liabilities with respect to such Predecessor Indemnification Obligations. In addition, we may face liabilities arising from a separate agreement providing for Predecessor Indemnification Obligations to a former officer. Currently, certain claims remain outstanding against several of our former officers and employees in litigation brought on behalf of the Litigation Trust, which could trigger our Predecessor Indemnification Obligations, and new claims may arise in the future against those we have agreed to indemnify. While we believe the likelihood that we will be required to fund any material Predecessor Indemnification Obligations is remote and we are unable to quantify the potential exposure for which we may have to provide indemnification in the future, to the extent that we are required to fund any Predecessor Indemnification Obligations, our results of operations and our liquidity and capital resources could be materially adversely affected.

Risks Related to ESH REIT and its Status as a REIT

Failure of ESH REIT to qualify as a REIT or remain qualified as a REIT would cause it to be taxed as a regular C corporation, which would expose it to substantial tax liability and substantially reduce the amount of cash available to pay distributions to its shareholders.

ESH REIT elected to be taxed as a REIT for U.S. federal income tax purposes effective as of October 7, 2010. We believe ESH REIT has been organized and operated in such a manner so as to qualify as a REIT and ESH REIT currently intends to continue to operate as a REIT. However, qualification as a REIT involves the application of highly technical and complex provisions of the Code, for which only a limited number of judicial and administrative interpretations exist. The complexity of these provisions is greater in the case of a REIT that owns hotels and leases them to a corporation with which a portion of its stock is paired. As a result, ESH REIT is likely to encounter a greater number of interpretive issues under the REIT qualification rules, and more such issues which lack clear guidance, than are other REITs. Even an inadvertent or technical mistake could jeopardize ESH REIT’s REIT qualification.

In connection with the Offering and the August 2014 secondary offering, the Company received an opinion that ESH REIT should have qualified as a REIT as of that time. We believe ESH REIT has continued to operate in conformity with the requirements to qualify as a REIT since the date of the August 2014 secondary offering and that ESH REIT continues to satisfy all requirements to maintain its REIT status. One of the requirements unique to our structure is that, in order for ESH REIT to qualify as a REIT, no shareholder may actually or constructively own 10 percent or more of the value of shares of ESH REIT or the Corporation. While we do not regularly monitor share ownership for purposes of this test, in the event that a shareholder crosses the 10-percent threshold, we believe that the excess share provisions of the ESH REIT and Corporation charters should be triggered to reduce the relevant shareholder’s ownership and insulate the Company from risk with respect to this issue.

If ESH REIT failed to qualify as a REIT in any taxable year, and no available relief provision applied, it would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates, and distributions to holders of its stock would not be deductible by it in computing its taxable income. ESH REIT may also be subject to additional state and local taxes if it fails to qualify as a REIT. Any such corporate tax liability could be substantial and would reduce the amount of cash available for investment, debt service and distribution to holders of its stock, which in turn could have a material adverse effect on the value and market price of our Paired Shares. To the extent that distributions to shareholders by ESH REIT have been made on the belief that ESH REIT qualified as a REIT, ESH REIT might be required to borrow funds or to liquidate certain of its investments to pay the applicable tax. If, for any reason, ESH REIT failed to qualify as a REIT and it was not entitled to relief under certain Code provisions, it would be subject to a material tax liability and unable to elect REIT status for the four taxable years following the year during which it ceased to so qualify, which would materially adversely affect our business and operating strategies and the market value of our Paired Shares.

Failure to qualify as a REIT could result from a number of factors, including, without limitation:

•	the leases of ESH REIT’s hotels to the Corporation are not respected as true leases for U.S. federal income tax purposes;

•	rents received from the Corporation are treated as rents received from a “related party tenant”;

•	ESH REIT is not respected as an entity separate from the Corporation or the REIT qualification tests are applied to ESH REIT on a combined basis with the Corporation; or

•	failure to satisfy the REIT distribution requirements due to restrictions under ESH REIT’s indebtedness.

In addition, if ESH REIT fails to qualify as a REIT, it will no longer be required to make distributions as a condition to REIT qualification and all of its distributions to holders of its common stock, after payment of corporate level tax as noted above, would be taxable as regular C corporation dividends to the extent of ESH REIT’s current and accumulated earnings and profits. Thus, if ESH REIT failed to qualify as a REIT, dividends paid to ESH REIT’s shareholders currently taxed as individuals would be qualified dividend income, currently taxed at preferential rates, and ESH REIT’s shareholders currently taxed as corporations (including the Corporation) would be entitled to the dividends received deduction with respect to such dividends, subject in each case to applicable limitations under the Code. As a result of all these factors, ESH REIT’s failure to qualify as a REIT would impair our business and operating strategies and materially adversely affect the market price of our Paired Shares.

If rents received by ESH REIT from the Corporation are treated as rent received from a “related party tenant,” ESH REIT will fail to qualify as a REIT.

To qualify as “rents from real property” for purposes of the two gross income tests applicable to REITs, ESH REIT must not own, actually or constructively (by virtue of certain attribution provisions of the Code), 10% or more (by vote or value) of the stock of any corporate lessee or 10% or more of the assets or net profits of any non-corporate lessee (a “related party tenant”). The Corporation will be treated as a related party tenant for purposes of the gross income tests if ESH REIT owns, actually or constructively (by virtue of certain attribution provisions of the Code), 10% or more of the stock (by vote or value) of the Corporation. The Corporation does not believe that it is a related party tenant of ESH REIT.

However, events beyond our knowledge or control could result in a shareholder, including an investor in the Sponsors or the Sponsors’ funds, owning or being deemed to own 10% or more of the paired common stock. The ownership attribution rules that apply for purposes of the 10% threshold are complex and may cause the outstanding shares owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, for instance, the acquisition of less than 10% of the outstanding paired common stock (or the acquisition of an interest in an entity which owns paired common stock) by an individual or entity could cause that individual or entity to be treated as owning in excess of 10% of ESH REIT. In addition, a person may be treated as owning 10% or more of the value of stock of ESH REIT by virtue of owning an interest in an entity other than a Sponsor-managed fund that owns an interest in ESH REIT. Although ESH REIT intends to make timely annual demands of certain shareholders of record to disclose the beneficial owners of

Shares issued in their name, as required by the Treasury Regulations, monitoring actual or constructive ownership of the Shares, including by investors in the Sponsors, on a continuous basis is not feasible. The charters of the Corporation and ESH REIT contain restrictions on the amount of shares of stock of either entity so that no person can own, actually or constructively (by virtue of certain attribution provisions of the Code), more than 9.8% of the outstanding shares of any class or series of stock of either ESH REIT or the Corporation. The Class A common stock of ESH REIT and the 125 shares of preferred stock of ESH REIT are not subject to the 9.8% ownership limitation under the charter of ESH REIT. However, given the breadth of the Code’s constructive ownership rules and the fact that it is not feasible for ESH REIT and the Corporation to continuously monitor actual and constructive ownership of paired common stock, there can be no assurance that such restrictions will be effective in preventing any person from actually or constructively acquiring 9.8% or more of the outstanding shares of any class or series of stock of the Corporation or ESH REIT. If the Corporation were treated as a “related party tenant” of ESH REIT, ESH REIT would not be able to satisfy either of the two gross income tests applicable to REITs and would fail to qualify for REIT status. If ESH REIT failed to qualify as a REIT and it was not entitled to relief under certain Code provisions, it would be subject to a material tax liability and unable to elect REIT status for the four taxable years following the year during which it ceased to so qualify. In addition, it is unlikely ESH REIT would avail itself of certain relief provisions under the Code customarily available to a REIT that has failed to satisfy a REIT requirement but wants to retain its REIT status. If a REIT fails to satisfy either of the two gross income requirements, such relief provisions require payment of a punitive tax in an amount equal to 100% of the estimated profits of the REIT attributable to the amount of gross income by which the REIT failed the gross income tests. Since substantially all of ESH REIT’s gross income is generated by rent paid pursuant to the operating leases with the Corporation, substantially all of ESH REIT’s total profits could become subject to such 100% tax under such relief provisions of the Code if this rent failed to qualify under the two gross income tests. In that event, ESH REIT would not likely pursue any of the relief provisions available to REITs under certain provisions of the Code.

Our structure has been infrequently utilized by public companies and has not been employed by a public company since a similar structure was employed by a public company in 2006, and the IRS could challenge ESH REIT’s qualification as a REIT.

Our structure has been infrequently utilized by public companies and has not been employed by a public company since a similar structure was employed by a public company in 2006, and there is little guidance on the tax treatment of a paired share arrangement. Section 269B of the Code provides that the determination of whether an entity qualifies as a REIT must be made on a combined basis if the entity is “stapled” to another entity. ESH REIT and the Corporation will be considered “stapled entities” if more than 50% of the value of the beneficial ownership of shares of ESH REIT is paired with the shares of the Corporation. We believe that the value of the Class B common stock does not represent more than 50% of the value of all of the shares of stock of ESH REIT and, accordingly, that ESH REIT and the Corporation are not “stapled entities” for purposes of Section 269B of the Code. If ESH REIT failed to qualify as a REIT under this rule and it was not entitled to relief under certain Code provisions, it would be subject to a material tax liability and unable to elect REIT status for the four taxable years following the year during which it ceased to so qualify. Additionally, the IRS could challenge the REIT status of ESH REIT on the basis that the Class B common stock is not freely transferrable. Such assertion, if successful, would result in the loss of ESH REIT’s REIT status. If ESH REIT failed to qualify as a REIT under this rule and it was not entitled to relief under certain Code provisions, it would be subject to a material tax liability and unable to elect REIT status for the four taxable years following the year during which it ceased to so qualify. Finally, the IRS could also assert that the Corporation should be treated as owning all of the common stock of ESH REIT. If upheld, such an assertion would effectively eliminate the benefit of REIT status for ESH REIT. We did not seek an advance ruling from the IRS regarding ESH REIT’s qualification as a REIT.

The ownership limits that apply to REITs, as prescribed by the Code and by ESH REIT’s charter, may inhibit market activity in our Paired Shares and restrict our business combination opportunities.

In order for ESH REIT to qualify to be taxed as a REIT, not more than 50% in value of the outstanding shares of its stock may be owned, beneficially or constructively, by five or fewer individuals, as defined in the Code to include certain entities, at any time during the last half of each taxable year after the first year for which it elected to qualify to be taxed as a REIT. Subject to certain exceptions, ESH REIT’s charter authorizes its Board of Directors to take such actions as are necessary and desirable to preserve its qualification to be taxed as a REIT. ESH REIT’s charter also provides that, unless exempted by the Board of Directors, no person may own more than 9.8% of the outstanding shares of any class or series of its stock. The constructive ownership rules are complex and may cause shares of stock owned directly or constructively (by virtue of certain attribution provisions of the Code) by a group of related individuals or entities to be constructively owned by one individual or entity. These ownership limits could delay or prevent a transaction or a change in control of us that might involve a premium price for our Paired Shares or otherwise be in the best interests of our shareholders.

If ESH REIT’s leases with the Corporation are not respected as true leases for U.S. federal income tax purposes, ESH REIT would fail to qualify as a REIT.

To qualify as a REIT, ESH REIT is required to satisfy two gross income tests, pursuant to which specified percentages of its gross income must be passive income, such as rent. For the rent paid pursuant to the operating leases with the Corporation, which generates substantially all of ESH REIT’s gross income, to constitute qualifying rental income for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement. ESH REIT has structured the leases, and intends to structure any future leases, so that the leases will be respected as true leases for U.S. federal income tax purposes, but there can be no assurance that the IRS will not challenge this treatment or that a court would not sustain such a challenge. If the leases were not respected as true leases for U.S. federal income tax purposes, ESH REIT would not be able to satisfy either of the two gross income tests applicable to REITs and would fail to qualify for REIT status. If ESH REIT failed to qualify as a REIT and it was not entitled to relief under certain Code provisions, it would be subject to a material tax liability and unable to elect REIT status for the four taxable years following the year during which it ceased to so qualify.

If rents received by ESH REIT from the Corporation do not reflect arm’s-length terms, the IRS could seek to recharacterize the rents.

The rates of rent payable by the Corporation to ESH REIT under the operating leases are intended to reflect arm’s-length terms. However, transfer pricing is an inherently subjective matter, and the IRS could, under Section 482 of the Code, assert that the rates of rent between the Corporation and ESH REIT do not reflect arm’s-length terms. If the IRS was successful in asserting that the rates of rent were not on arm’s-length terms, it could adversely impact our REIT qualification, our effective tax rate and our income tax liability.

Our principal Operating Lessee was recently subject to an audit by the Internal Revenue Service.

In February 2014, we received notice that the Company’s principal Operating Lessee would be subject to an audit by the Internal Revenue Service (the “IRS”) with respect to its 2011 taxable year, during which it was a taxable REIT subsidiary of ESH REIT. In November 2014, the IRS completed this audit and issued a no change letter. Despite this favorable outcome, the IRS may choose to audit the 2012 or 2013 taxable year for this Operating Lessee, or audit other open years for other taxpayers. The IRS has conducted audits of other lodging REITs and their taxable REIT subsidiaries, and in at least three cases has focused on the transfer pricing aspects of the hotel leases between the REIT and its taxable REIT subsidiaries. In two of those cases, the IRS found the terms of the leases not to be on arm’s-length terms and proposed adjustments in connection with the audits. While we believe that our rent provisions reflect arm’s-length terms, there can be no assurance that the IRS will agree in any potential audit.

ESH REIT has a limited operating history as a publicly traded REIT and may not be successful in operating as a publicly traded REIT, which may adversely affect its ability to make distributions to its shareholders.

ESH REIT has a limited operating history as a publicly traded REIT. The REIT rules and regulations are highly technical and complex. ESH REIT cannot assure you that its management team’s past experience will be sufficient to successfully operate ESH REIT as a publicly traded REIT, implement appropriate operating and investment policies and comply with Code or Treasury Regulations that are applicable to it. Failure to comply with the income, asset and other requirements imposed by the REIT rules and regulations could prevent ESH REIT from qualifying as a REIT and could force it to pay unexpected taxes and penalties, which may adversely affect its ability to make distributions to its shareholders.

Even if ESH REIT continues to qualify as a REIT, it may face other tax liabilities that could reduce our cash flows.

Even if ESH REIT continues to qualify for taxation as a REIT, it may be subject to certain U.S. federal, state and local taxes on its income and assets including, but not limited to, taxes on any undistributed income and property and transfer taxes. In order to maintain its status as a REIT, each year ESH REIT must distribute to holders of its common stock at least 90% of its REIT taxable income, determined before the deductions for distributions paid and excluding any net capital gain. To the extent that ESH REIT satisfies this distribution requirement, but distributes less than 100% of its taxable income and net capital gain, it will be subject to U.S. federal corporate income tax on its undistributed REIT taxable income and net capital gain. In addition, ESH REIT will be subject to a 4% nondeductible excise tax if the actual amount that it pays out to holders of its common stock in a calendar year is less than a minimum amount specified under the Code. ESH REIT intends to distribute at least 95% of its taxable income and net capital gain. Thus, ESH REIT will be subject to U.S. federal corporate income tax on its undistributed REIT taxable income and net capital gain and may be subject to U.S. federal excise tax. Any of these taxes would decrease cash available for distributions to holders of its common stock, and lower cash distributions could adversely affect the market price of our Paired Shares.

The REIT distribution requirements could materially adversely affect ESH REIT’s liquidity and may force ESH REIT to borrow funds or sell assets during unfavorable market conditions or make taxable distributions of its capital stock.

In order to meet the REIT distribution requirements and avoid the payment of income and excise taxes, ESH REIT may need to borrow funds on a short-term basis or sell assets, even if the then-prevailing market conditions are not favorable for these borrowings or asset sales. ESH REIT’s cash flows may be insufficient to fund required REIT distributions as a result of differences in timing between the actual receipt of income and the recognition of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt service obligations or amortization payments. The insufficiency of ESH REIT’s cash flows to cover its distribution requirements could have a material adverse effect on its ability to incur additional indebtedness or sell equity securities in order to fund distributions required to maintain its qualification as a REIT.

ESH REIT may from time to time make distributions to its shareholders in the form of its taxable stock dividends, which could result in shareholders incurring tax liability without receiving sufficient cash to pay such tax.

Although it has no current intention to do so, ESH REIT may in the future distribute taxable stock dividends to its shareholders in the form of additional shares of its stock. ESH REIT might distribute additional shares of its Class A common stock, shares of Class B common stock and/or shares of its preferred stock to the Corporation and/or shares of its Class B common stock to the holders of its Class B common stock. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of ESH REIT’s current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, shareholders may be required to pay income taxes with respect to such dividends in excess of the cash distributions received. If a U.S. shareholder sells ESH REIT common or preferred shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our Paired Shares at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, ESH REIT may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in its common stock.

Dividends paid by REITs do not qualify for the reduced tax rates available for some dividends.

Certain dividends known as qualified dividends payable to U.S. shareholders that are individuals, trusts or estates currently are subject to the same tax rates as long-term capital gains, which are significantly lower than the maximum rates for ordinary income. Dividends paid by REITs, however, generally are not eligible for such reduced rates. Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs and our Paired Shares.

Applicable REIT laws may restrict certain business activities and increase our overall tax liability.

As a REIT, ESH REIT is subject to various restrictions on the types of income it can earn, assets it can own and activities in which it can engage. Business activities that could be impacted by applicable REIT laws include, but are not limited to, activities such as developing alternative uses of real estate, including the development and/or sale of hotel properties. Due to these restrictions, we anticipate that we will conduct certain business activities, including those mentioned above, through the Corporation. The Corporation is taxable as a regular C corporation and is subject to U.S. federal, state, local and, if applicable, foreign taxation on its taxable income. To qualify as a REIT, ESH REIT must satisfy certain asset, income, organizational, distribution, shareholder ownership and other requirements on an ongoing basis. In order to meet these tests, ESH REIT may be required to forego investments it might otherwise make. Thus, ESH REIT’s compliance with the REIT requirements may hinder our business and operating strategies, financial condition and results of operations.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code substantially limit ESH REIT’s ability to hedge its assets and liabilities. Any income from a hedging transaction that ESH REIT enters into primarily to manage risk of currency fluctuations or to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that ESH REIT enters into other types of hedging transactions or fails to properly identify such transaction as a hedge, the income is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, ESH REIT may be required to limit its use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of ESH REIT’s hedging activities because its TRS may be subject to tax on gains or expose ESH REIT to greater risks associated with changes in interest rates than it would otherwise choose to bear. In addition, losses in a TRS will generally not provide any tax benefit, except that such losses could theoretically be carried back or forward against past or future taxable income in the TRS.

The application of FIRPTA to non-U.S. holders of Class B common stock of ESH REIT is not clear.

A non-U.S. person disposing of a U.S. real property interest (“USRPI”), including shares of a U.S. corporation whose assets consist principally of USRPIs, is generally subject to tax under the Foreign Investment in Real Property Tax Act (“FIRPTA”), on the gain recognized on the disposition, in which case they would also be required to file U.S. tax returns with respect to such gain. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled REIT.” We intend to take the position that ESH REIT is a domestically controlled REIT under the Code. However, there can be no assurance that the IRS will not challenge this treatment or that a court would not sustain such a challenge. If ESH REIT were to fail to qualify as a “domestically controlled REIT,” gains realized by a non-U.S. holder on a sale of Class B common stock would be subject to tax under FIRPTA unless the Class B common stock was regularly traded on an established securities market (such as the NYSE) and the non-U.S. holder did not at any time during a specified testing period directly or indirectly own more than 5% of the value of the outstanding Class B common stock. While there is no authority addressing whether a component of a paired interest will be considered to be regularly traded on an established securities market by virtue of the paired interest being considered to be regularly traded on an established securities market, we intend to take the position that the Class B common stock of ESH REIT is traded on an established securities market.

Non-U.S. holders of Class B common stock of ESH REIT may be subject to tax under FIRPTA on distributions.

Non-U.S. holders of Class B common stock may incur tax on distributions that are attributable to gain from a sale or exchange of a USRPI by ESH REIT under FIRPTA. A USRPI includes certain interests in real property and stock in corporations at least 50% of whose assets consist of USRPIs. Under FIRPTA, a non-U.S. shareholder is taxed on distributions attributable to gain from sales of USRPIs as if such gain were effectively connected with a U.S. trade or business of the non-U.S. shareholder, in which case they would also be required to file U.S. tax returns with respect to such gains. A non-U.S. shareholder thus would be taxed on such a distribution at the normal capital gains rates applicable to U.S. shareholders, subject to applicable alternative minimum tax and a special alternative minimum tax in the case of a nonresident alien individual. A non-U.S. corporate shareholder not entitled to treaty relief or exemption also may be subject to the 30% branch profits tax on such a distribution.

If the Class B common stock is regularly traded on an established securities market located in the United States, capital gain distributions on the Class B common stock that are attributable to ESH REIT’s sale of real property will be treated as ordinary dividends rather than as gain from the sale of a USRPI as long as the non-U.S. shareholder did not own more than 5% of the Class B common stock at any time during the one-year period preceding the distribution. As a result, non-U.S. shareholders generally will be subject to withholding tax on such capital gain distributions in the same manner as they are subject to withholding tax on ordinary dividends. As noted above, we intend to take the position that the Class B common stock is regularly traded on an established securities market located in the United States. If the Class B common stock is not considered to be regularly traded on an established securities market located in the United States or the non-U.S. shareholder owned more than 5% of the Class B common stock at any time during the one-year period preceding the distribution, capital gain distributions that are attributable to ESH REIT’s sale of real property would be subject to tax under FIRPTA, as described in the preceding paragraph. In such case, ESH REIT must withhold 35% of any distribution that ESH REIT could designate as a capital gain dividend. A non-U.S. shareholder may receive a credit against its tax liability for the amount ESH REIT withholds. Moreover, if a non-U.S. shareholder disposes of ESH REIT common stock during the 30-day period preceding a distribution payment, and such non-U.S. shareholder (or a person related to such non-U.S. shareholder) acquires or enters into a contract or option to acquire the Class B common stock within 61 days of the first day of the 30-day period described above, and any portion of such distribution payment would, but for the disposition, be treated as a USRPI capital gain to such non-U.S. shareholder, then such non-U.S. shareholder shall be treated as having USRPI capital gain in an amount that, but for the disposition, would have been treated as USRPI capital gain.

Risks Related to the Corporation

The Corporation is subject to tax at regular corporate rates.

The Corporation is subject to U.S. federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates, and distributions to holders of Corporation common stock are not deductible by it in computing its taxable income. In calculating its taxable income, the Corporation must include as income any distributions received from ESH REIT. Distributions to holders of Corporation common stock are taxable as dividends to the extent of current and accumulated earnings and profits. Distributions paid by the Corporation to noncorporate U.S. shareholders that constitute qualified dividend income will be taxable to the shareholder at the preferential rates applicable to long-term capital gains provided the shareholder meets certain holding period requirements. Distributions in excess of the Corporation’s current and accumulated earnings and profits would generally be considered a return of capital for U.S. federal income tax purposes to the extent of the holder’s adjusted tax basis in their shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in their shares. If distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such stock.

The application of FIRPTA could adversely affect non-U.S. holders of our Paired Shares.

The Corporation is expected to be a United States real property holding corporation under the Code. As a result, under FIRPTA, certain non-U.S. holders of Corporation common stock may be subject to U.S. federal income tax on gain from the disposition of such stock, in which case they would also be required to file U.S. tax returns with respect to such gain. Whether these FIRPTA provisions apply depends on the amount of Corporation common stock that such non-U.S. holder holds and whether, at the time they dispose of their shares, Corporation common stock is regularly traded on an established securities market (such as the NYSE) within the meaning of the applicable Treasury Regulations. While there is no authority addressing whether a component of a paired interest will be considered to be traded on an established securities market by virtue of the paired interest being considered to be traded on an established securities market, we intend to take the position that the common stock of the Corporation is traded on an established securities market. So long as the Corporation common stock is regularly traded as noted above, only a non-U.S. holder who has held, actually or constructively, more than 5% of the Corporation’s common stock at any time during the applicable testing period may be subject to U.S. federal income tax on the disposition of such common stock under FIRPTA. In addition, a separate valuation of the Class B common stock of ESH REIT and common stock of the Corporation may not be available. As a result, the portion of any gain on the disposition of a Paired Share that is attributable to shares of common stock of the Corporation, and subject to FIRPTA, may be difficult to determine.

If ESH REIT was to lose its REIT status, it could materially adversely affect the Corporation, and therefore materially adversely affect the Company.

The Corporation will receive a substantial portion of its income in the form of distributions from ESH REIT. If ESH REIT was not treated as a REIT, it would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates, and distributions to holders of its stock, including the Corporation, would not be deductible by it in computing its taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to holders of its stock, including the Corporation, and would likely reduce the value of the ESH REIT Class A common stock held by the Corporation, which in turn could have a material adverse effect on the value of the Corporation’s common stock and our Paired Shares. See “—Risks Related to ESH REIT and its Status as a REIT.”

Risks Related to our Paired Shares

If our stock price fluctuates, you could lose a significant part of your investment.

The market price of our Paired Shares may be influenced by many factors including:

•	announcements of new hotels or services or significant price reductions by us or our competitors;

•	changes in tax law or interpretations thereof;

•	the failure of securities analysts to cover our Paired Shares or changes in analysts’ financial estimates;

•	variations in quarterly results of operations compared to market expectations;

•	default on our indebtedness or foreclosure of our hotel properties;

•	economic, legal and regulatory factors unrelated to our performance;

•	increased competition;

•	future sales of our Paired Shares or the perception that such sales may occur;

•	investor perceptions of us and the lodging industry;

•	events beyond our control, such as war, terrorist attacks, travel-related health concerns, transportation and fuel prices, travel-related accidents, natural disasters and severe weather; and

•	the other factors listed in this “Risk Factors” section.

As a result of these factors, investors in Paired Shares may not be able to resell their Paired Shares at or above their purchase price. In addition, our stock price may be volatile. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like us. Accordingly, these broad market and industry factors may significantly reduce the market price of our Paired Shares, regardless of our operating performance.

Certain of our shareholders each beneficially own a substantial amount of our Paired Shares and have substantial control over us and their interests may conflict with or differ from your interests as a shareholder.

Affiliates of the Sponsors each beneficially own approximately 23.3% of our Paired Shares, with no individual entity owning, actually or constructively, more than 9.8% as provided in the respective charters of the Corporation and ESH REIT. Accordingly, the Corporation is a “controlled company” within the meaning of the NYSE rules. ESH REIT is a “controlled company” by virtue of its ownership by the Corporation, regardless of the Sponsors’ ownership. In addition, four directors of the Corporation and three directors of ESH REIT were designated by the Sponsors pursuant to the shareholders agreement between the Corporation, ESH REIT and the Sponsors. Further, the Sponsors are entitled to consent rights on specified matters pursuant to the shareholders agreement. As a result, the Sponsors are able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring shareholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets and other significant business or corporate transactions. These shareholders may have interests that are different from yours and may vote in a way with which you disagree and which may be adverse to your interests. In addition, this concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our Paired Shares to decline or prevent our shareholders from realizing a premium over the market price for their Paired Shares.

Additionally, each of the Sponsors is in the business of making investments in companies and may acquire and hold, and in a few instances have acquired and held, interests in businesses that compete directly or indirectly with us. One or more of the Sponsors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. The Corporation’s and ESH REIT’s charters provide that none of the Sponsors, any of their affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or his or her affiliates have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate.

Future sales or the possibility of future sales of a substantial amount of our Paired Shares may depress the price of our Paired Shares.

Future sales or the availability for sale of substantial amounts of our Paired Shares in the public market could adversely affect the prevailing market price of our Paired Shares and could impair our ability to raise capital through future sales of equity securities.

The charters of the Corporation and ESH REIT authorize us to issue 3,500,000,000 Paired Shares, of which 204,517,625 Paired Shares are outstanding as of February 20, 2015. Of these shares, the 32,487,500 Paired Shares sold in the Offering are freely transferable without restriction or further registration under the Securities Act by persons other than “affiliates,” as that term is defined in Rule 144 under the Securities Act. In addition, another 24,150,000 Paired Shares were sold into the public market as a result of a secondary offering that was completed in

August 2014 by the Sponsors. The Sponsors currently own 142,943,912 Paired Shares collectively and have additional registration rights with respect to the remainder of their Paired Shares.

We may issue Paired Shares or other securities from time to time as consideration for future acquisitions and investments. If any such acquisition or investment is significant, the number of Paired Shares, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those Paired Shares or other securities in connection with any such acquisitions and investments.

We have also filed a registration statement on Form S-8 covering 8,000,000 Paired Shares in connection with our employee benefit plans.

We cannot predict the size of future issuances of our Paired Shares or the effect, if any, that future issuances and sales of our Paired Shares will have on the market price of our Paired Shares. Sales of substantial amounts of our Paired Shares (including Paired Shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices for our Paired Shares.

Under our equity incentive plans, the granting entity will need to compensate the non-granting entity for the issuance of its component share of our Paired Shares.

The Extended Stay America, Inc. 2013 Long-Term Incentive Plan and the ESH Hospitality, Inc. 2013 Long-Term Incentive Plan (each a “2013 LTIP”) contemplate grants of Paired Shares to employees, officers and directors of the Corporation and ESH REIT (each a “Granting Entity”), as applicable. Each Granting Entity makes awards to eligible participants under its respective 2013 LTIP in respect of Paired Shares, subject to the non-Granting Entity’s approval of the terms of each award made under the Granting Entity’s 2013 LTIP, and the non-Granting Entity’s agreement to issue its component of our Paired Share (i.e., with respect to the Corporation, a share of common stock, and with respect to ESH REIT, a share of Class B common stock) to the grantee at the time of delivery of its component of our Paired Share.

The Granting Entity will compensate the non-Granting Entity generally in cash for its issuance of its component of our Paired Share for the fair market value at the time of issuance. In some cases, the applicable Granting Entity may have to pay more for a share of the non-Granting Entity than it would have otherwise paid at the time of grant as the result of an increase in the value of a Paired Share between the time of grant and the time of exercise or settlement. In addition, the Corporation may need to acquire additional shares of Class A common stock of ESH REIT at the time of issuance of the shares of Class B common stock of ESH REIT in order to maintain its 55% ownership interest in ESH REIT.

Under the 2013 LTIPs, a grant of restricted stock units results in the recognition of total compensation expense equal to the grant date fair value of such grant. Compensation expense related to a grant is recognized on a straight-line basis over the requisite service period of each grant. As it relates to the Company’s financial statements, with respect to grants issued to directors of ESH REIT, such compensation expense is recognized on a mark-to-market basis each period rather than on a straight-line basis.

If our operating and financial performance in any given period does not meet the guidance that we provide to the public, our stock price may decline.

We provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in this combined annual report on Form 10-K and in our other public filings and statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts or if we reduce our guidance for future periods, as we have in the past, the market price of our Paired Shares may decline.

If securities analysts do not publish research or reports about Extended Stay America, or if they issue unfavorable commentary about us, or our industry, or downgrade our Paired Shares, the price of our Paired Shares could decline.

The trading market for our Paired Shares depends in part on the research and reports that third-party securities analysts publish about Extended Stay America and the lodging industry. One or more analysts could downgrade, and in the past have downgraded, our Paired Shares or issue other negative commentary about Extended Stay America or our industry. In addition, we may be unable or slow to maintain and attract additional research coverage. Alternatively, if one or more of these analysts cease coverage of Extended Stay America, we could lose visibility in the market. As a result of one or more of these factors, the trading price of our Paired Shares could decline.

Delaware law and our organizational documents may impede or discourage a takeover, which could deprive our shareholders of the opportunity to receive a premium for their Paired Shares.

The Corporation and ESH REIT are Delaware corporations, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing shareholders. In addition, provisions of the Corporation’s and ESH REIT’s charters and bylaws may make it more difficult for, or prevent a third party from, acquiring control of us without the approval of our Boards of Directors. These provisions include, among others:

•	the ability of our Boards of Directors to designate one or more series of preferred stock and issue shares of preferred stock without shareholder approval;

•	actions by shareholders may not be taken by written consent, except that any action required or permitted to be taken by our shareholders may be effected by written consent until such time as the Sponsors cease to own 50% or more of the outstanding Paired Shares;

•	the sole power of a majority of the Boards of Directors to fix the number of directors;

•	advance notice requirements for nominating directors or introducing other business to be conducted at shareholder meetings, provided that such notice will not be applicable to the Sponsors so long as they own at least 50% of the outstanding Paired Shares; and

•	the limited ability of shareholders to call special meetings while the Sponsors own at least 50% of the outstanding Paired Shares;

•	the affirmative supermajority vote of our shareholders to amend anti-takeover provisions in our charters and bylaws.

The foregoing factors, as well as the significant ownership of Paired Shares by the Sponsors, and certain covenant restrictions under our indebtedness could impede a merger, takeover or other business combination or discourage a potential investor from making a tender offer for our Paired Shares, which, under certain circumstances, could reduce the market price of our Paired Shares.

The Corporation and ESH REIT may each issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our Paired Shares, which could depress the price of our Paired Shares.

The Corporation has 21,202 shares of 8.0% voting preferred stock outstanding. ESH REIT has 125 shares of 12.5% preferred stock outstanding. The Corporation’s charter authorizes the Corporation to issue up to 350,000,000 shares of one or more additional series of preferred stock. ESH REIT’s charter authorizes ESH REIT to issue up to 350,000,000 shares of one or more additional series of preferred stock. The Boards of Directors of the Corporation and ESH REIT will have the authority to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by shareholders. Preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our Paired Shares. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our Paired Shares at a premium over the market price and adversely affect the market price and the voting and other rights of the holders of our Paired Shares.

ESH REIT may be subject to adverse legislative or regulatory tax changes that could adversely affect the market price of our Paired Shares.

At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation, or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. ESH REIT, the Corporation and holders of Class B common stock could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation, which could effectively eliminate our structure, and in turn, adversely affect the market price of our Paired Shares.

There is a possibility that there will be amendments to or elimination of the pairing arrangement, which may, in turn, impact ESH REIT’s status as a REIT.

Each share of common stock of the Corporation is attached to and trades together with the Class B common stock of ESH REIT. Under the Corporation’s and ESH REIT’s charters, each of the respective Board of Directors may modify or eliminate this pairing arrangement without the consent of its respective shareholders at any time if that Board of Directors no longer deems it in the best interests of the Corporation or ESH REIT, as the case may be, for their shares to continue to be attached and trade together. At this time, neither board has determined the circumstances under which the pairing arrangement would be terminated. However, circumstances that the respective board might consider in making such a determination may include, for example, the enactment of legislation that would significantly reduce or eliminate the benefits of our current structure. With respect to such determination, the respective board must fulfill at all times its respective fiduciary duties and, therefore, it is not possible to predict at this time the future circumstances under which the respective board would terminate the pairing arrangement. In addition, holders of Paired Shares have the option, by the vote of a majority of our Paired Shares then outstanding, to eliminate the pairing arrangement in accordance with the respective charters of the Corporation and ESH REIT. The pairing arrangement will be automatically terminated upon bankruptcy of either of the Corporation or ESH REIT.

The Corporation and ESH REIT each have the right, at their option and without the consent of the holders of our Paired Shares, to acquire shares of Class B common stock of ESH REIT from the holders of such shares in exchange for cash, securities of the Corporation or ESH REIT, as the case may be, and/or any other property with a fair market value, as determined by a valuation firm or investment bank, at least equal to the fair market value of the Class B common stock of ESH REIT being exchanged. The Corporation and ESH REIT each have the right, at their option and without the consent of the holders of our Paired Shares, to acquire shares of the Corporation’s common stock from the holders of such shares in exchange for cash, securities of the Corporation or ESH REIT, as the case may be, and/or any other property with a fair market value, as determined by a valuation firm or investment bank, at least equal to the fair market value of the Corporation’s common stock being exchanged. Holders of our Paired Shares could be subject to U.S. federal income tax on the exchange of shares of Class B common stock of ESH REIT or shares of common stock of the Corporation and may not receive cash to pay the tax from the Corporation or ESH REIT.

After any such acquisition, shares of the Corporation’s common stock may be paired with shares of Class B common stock of ESH REIT in a different proportion, but such shares will continue to be attached and trade together. Further, the Corporation’s charter and ESH REIT’s charter allow the respective Boards of Directors of the Corporation and ESH REIT to, in their sole discretion, issue unpaired shares of their capital stock. Trading in unpaired shares of the Corporation or ESH REIT may reduce the liquidity or value of our Paired Shares. The Class A common stock of ESH REIT owned by the Corporation is also freely transferable and if transferred, the transferee will hold unpaired shares of common stock of ESH REIT.

ESH REIT’s Board of Directors could terminate its status as a REIT, subjecting ESH REIT’s taxable income to U.S. federal income taxation, which would increase its liabilities for taxes.

Under ESH REIT’s charter, its Board of Directors may terminate its REIT status, without the consent of its shareholders, at any time if the board no longer deems it in the best interests of ESH REIT to continue to qualify under the Code as a REIT, subject to the Sponsors’ consent rights pursuant to the shareholders agreement between the Corporation, ESH REIT and the Sponsors. ESH REIT’s Board of Directors has not yet determined the circumstances under which ESH REIT’s status as a REIT would be terminated. However, circumstances that the board may consider in making such a determination may include, for example:

•	the enactment of new legislation that would significantly reduce or eliminate the benefits of being a REIT or having a paired share arrangement; or

•	ESH REIT no longer being able to satisfy the REIT requirements.

With respect to this determination, ESH REIT’s board must fulfill at all times its fiduciary duties and, therefore, it is not possible to predict at this time the future circumstances under which the board would terminate ESH REIT’s status as a REIT.

If ESH REIT’s status as a REIT is terminated, its taxable income will be subject to U.S. federal income taxation (including any applicable alternative minimum tax) at regular corporate rates. If ESH REIT’s status was terminated and it was not entitled to relief under certain Code provisions, it would be unable to elect REIT status for the four taxable years following the year during which it ceased to so qualify.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act and the NYSE, may strain our resources, increase our costs and divert management’s attention, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the corporate governance standards of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the NYSE. These requirements place a strain on our management, systems and resources. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition within specified time periods and to prepare proxy statements with respect to the annual meetings of shareholders of the Corporation and ESH REIT. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. The NYSE requires that we comply with various corporate governance requirements. To comply with the Exchange Act, Sarbanes-Oxley Act and NYSE requirements, significant resources and management oversight are required. This may divert management’s attention from other business concerns and lead to significant costs associated with compliance, which could have a material adverse effect on us and the price of our Paired Shares. Advocacy efforts by shareholders and third parties may also prompt even more changes in governance and reporting requirements. We cannot predict or estimate the amount of additional costs we may incur or the timing of these costs.

We are exposed to risks relating to evaluations of our internal controls required by Section 404 of the Sarbanes-Oxley Act.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. We are required to provide reliable financial statements and reports to our shareholders. To monitor the accuracy and reliability of our financial reporting, we have established an internal audit function that oversees our internal controls. In addition, we have developed policies and procedures with respect to company-wide business processes and cycles in order to implement effective internal control over financial reporting. We have established controls and procedures designed to ensure that total hotel revenues and hotel operating expenses are properly recorded at our hotels. While we have undertaken substantial work to comply with Section 404 of the Sarbanes-Oxley Act, we cannot be certain that we will be successful in maintaining effective internal control over our financial reporting and may determine in the future that our existing internal controls need improvement. If we fail to comply with proper overall controls, we could be materially harmed or fail to meet our reporting obligations. In addition, the existence of a material weakness or significant deficiency in our internal controls could result in errors in our financial statements that could require a restatement, cause us to fail to meet our reporting obligations, result in increased costs to remediate any deficiencies, attract regulatory scrutiny or lawsuits and cause investors to lose confidence in our reported financial information, leading to a substantial decline in the market price of our Paired Shares.

In connection with the preparation of the 2014 consolidated financial statements of Extended Stay America, Inc., we identified a significant deficiency.

We are a “controlled company” within the meaning of the NYSE rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements.

A company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” within the meaning of the NYSE rules and may elect not to comply with certain corporate governance requirements of the NYSE, including:

•	the requirement that a majority of the Boards of Directors of the Corporation and ESH REIT consist of independent directors;

•	the requirement that each of the Corporation and ESH REIT have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement that each of the Corporation and ESH REIT have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We rely on all of the exemptions listed above. Accordingly, you will not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2014, we owned and operated 682 hotels. The average age of our hotel properties at December 31, 2014 was 15.9 years. We are under long-term ground leases at four of our hotel properties with initial terms terminating at various dates between 2016 and 2096 with most leases including multiple renewal options for generally five or 10 year periods. Other than the four ground leases described above, all remaining hotel properties and grounds are fully owned. The following table provides certain information regarding those hotels.

State/Country	Hotels	Number of Rooms	% of Total Rooms
California	85	10,311	13.6%
Texas	69	7,835	10.3%
Florida	54	6,018	7.9%
Illinois	34	3,935	5.2%
North Carolina	33	3,424	4.5%
Virginia	30	3,290	4.3%
Georgia	28	2,983	3.9%
Ohio	30	2,879	3.8%
Washington	23	2,691	3.5%
Arizona	19	2,229	2.9%
New Jersey	19	2,226	2.9%
Michigan	19	2,115	2.8%
Colorado	17	2,098	2.8%
Maryland	19	2,066	2.7%
Tennessee	19	2,015	2.7%
Missouri	16	1,724	2.3%
Pennsylvania	16	1,713	2.3%
Massachusetts	13	1,435	1.9%
New York	11	1,325	1.7%
Indiana	13	1,228	1.6%
South Carolina	11	1,102	1.5%
Minnesota	10	1,043	1.4%
Oregon	7	899	1.2%
Kentucky	10	896	1.2%
Louisiana	7	791	1.0%
Kansas	7	767	1.0%
Alabama	7	693	0.9%
Wisconsin	6	665	0.9%
Nevada	5	652	0.9%
Utah	5	622	0.8%
Connecticut	5	570	0.7%
Canada	3	500	0.7%
Oklahoma	5	475	0.6%
New Mexico	4	459	0.6%
Alaska	4	419	0.6%
Rhode Island	4	403	0.5%
Arkansas	3	305	0.4%
Mississippi	3	273	0.4%
Montana	2	208	0.3%
Iowa	2	190	0.2%
Delaware	1	142	0.2%
Idaho	1	107	0.1%
New Hampshire	1	101	0.1%
Maine	1	92	0.1%
Nebraska	1	86	0.1%

Total	682	76,000	100.0%

We lease our corporate headquarters in Charlotte, North Carolina. The initial lease term expires in August 2021 with two additional five year renewal terms. Our offices are sufficient to meet our present needs, and we do not anticipate any difficulty in securing additional office space, as needed, on terms acceptable to us.

Item 3.	Legal Proceedings

We are from time to time subject to various claims and lawsuits incidental to our business. In the opinion of management, these claims and suits, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated and combined financial statements, results of operations or liquidity or on ESH REIT’s consolidated financial statements, results of operations or liquidity.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Paired Shares are listed on the NYSE under the symbol “STAY” and commenced trading on November 13, 2013. Below is a summary of the high and low prices of our Paired Shares, as well as cash distributions declared by ESH REIT, during all quarterly periods since the date of our initial public offering:

	Price per Paired Share		ESH REIT Cash Distributions Declared
2014	High	Low
Fourth Quarter	$23.30	$17.63	$0.15
Third Quarter	24.06	21.86	0.15
Second Quarter	23.83	21.04	0.15
First Quarter	26.57	22.64	0.08

2013
Fourth Quarter	$26.26	$20.00	$0.00

The Class A common stock of ESH REIT is held by the Corporation and has never been publicly traded.

Holders of Record

As of February 20, 2015, there were 63 holders of record of our Paired Shares and the Corporation was the only holder of ESH REIT’s Class A common stock. Because many of our Paired Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial owners represented by these record holders.

Distribution Policies

In 2015, we intend to maintain or slightly increase our current distribution rate of $0.15 per Paired Share per quarter unless our consolidated results of operations, net income, Adjusted EBITDA, liquidity, cash flows, financial condition or prospects, economic conditions or other factors differ materially from our current assumptions. We intend to make our expected distributions in respect of the Class B common stock of ESH REIT. In the event distributions in respect of the Class B common stock of ESH REIT are not sufficient to meet our expected distributions, the expected distributions may be completed through distributions in respect of the common stock of the Corporation using funds distributed to the Corporation in respect of the Class A common stock of ESH REIT, after allowance for tax, if any, on those funds.

The Corporation’s and ESH REIT’s Boards of Directors are independent of one another and owe separate fiduciary duties to the Corporation and ESH REIT. Each Board of Directors will separately determine the form, timing and amount of any distributions to be paid by the respective entities for any period. For a description of the Corporation’s distribution policy, please see “—Corporation Distribution Policy” and for ESH REIT’s distribution policy, see “—ESH REIT Distribution Policy.”

Corporation Distribution Policy

The Corporation’s Board of Directors has not declared any distributions on the Corporation’s common stock and currently has no intention to do so, except as described above. The payment of any distributions will be at the discretion of the Corporation’s Board of Directors. Any such distributions will be made subject to the Corporation’s compliance with applicable law and will depend on, among other things, the receipt by the

Corporation of distributions from ESH REIT in respect of the Class A common stock, the Corporation’s results of operations and financial condition, level of indebtedness, capital requirements, capital contributions to ESH REIT, contractual restrictions, restrictions in any existing or future debt agreements of the Corporation or ESH REIT and in any preferred stock and other factors that the Corporation’s Board of Directors may deem relevant.

The Corporation’s ability to pay distributions will depend on its receipt of cash distributions from ESH REIT, which may further restrict its ability to pay distributions. In particular, ESH REIT’s ability to pay distributions is restricted by the terms of its indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Indebtedness” for a description of the restrictions on the Corporation’s and ESH REIT’s ability to pay distributions.

ESH REIT Distribution Policy

To qualify as a REIT, ESH REIT must distribute annually to its shareholders an amount at least equal to:

•	90% of its REIT taxable income, computed without regard to the deduction for dividends paid and excluding any net capital gain; plus

•	90% of the excess of its net income, if any, from foreclosure property over the tax imposed on such income by the Code; less

•	the sum of certain items of non-cash income that exceeds a percentage of ESH REIT’s income.

In 2015, ESH REIT intends to distribute at least 95% of its taxable income and net capital gain. ESH REIT is subject to income tax on its taxable income that is not distributed and to an excise tax to the extent that certain percentages of its taxable income are not distributed by specified dates. Taxable income as computed for purposes of the foregoing tax rules will not necessarily correspond to ESH REIT’s income before income taxes as determined under accounting principles generally accepted in the United States (“GAAP”) for financial reporting purposes.

On February 26, 2015, the Board of Directors of ESH REIT declared a cash distribution of $0.15 per share for the fourth quarter of 2014 on its Class A and Class B common stock. The distribution is payable on March 26, 2015, to shareholders of record as of March 12, 2015.

The timing and frequency of ESH REIT’s distributions will be authorized by ESH REIT’s Board of Directors, in its sole discretion, and declared based on a variety of factors, including:

•	actual consolidated results of operations;

•	ESH REIT’s debt service requirements;

•	capital expenditure requirements for its hotel properties;

•	ESH REIT’s taxable income;

•	the annual distribution requirement under the REIT provisions of the Code;

•	contractual restrictions;

•	restrictions in any current or future debt agreements and in any preferred stock;

•	ESH REIT’s operating expenses; and

•	other factors that ESH REIT’s Board of Directors may deem relevant.

Holders of Class A common stock and Class B common stock are entitled to any common stock distributions that ESH REIT’s Board of Directors may declare. Approximately 55% of ESH REIT’s distributions are paid to the Corporation on account of its ownership of the Class A common stock. Each share of Class A and Class B common stock will be entitled to the same amount of distributions per share, except as described below, ESH REIT may declare and pay taxable stock dividends in respect of the Class A common stock that differ from dividends paid in respect of the Class B common stock in order to maintain its REIT status.

ESH REIT’s ability to pay distributions is restricted by the terms of its indebtedness. In cases in which the terms of any of ESH REIT’s existing or future indebtedness prohibits the payment of cash dividends, ESH REIT may declare and pay taxable stock dividends in order to maintain its REIT status. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Indebtedness” for a description of the restrictions on ESH REIT’s ability to pay distributions. In cases where ESH REIT distributes additional shares of its Class B common stock to the holders of its Class B common stock, the Corporation may correspondingly distribute a number of additional shares of its common stock, which together with the shares of Class B common stock distributed by ESH REIT will form Paired Shares.

Stock Performance Graph

The following graph compares the total shareholder return on our Paired Shares to the cumulative total returns of the Standard and Poor’s 500 Stock Index (“S&P 500”) and the Standard and Poor’s 500 Hotel Index (“S&P Hotel Index”) for the period from November 13, 2013, the date on which our Paired Shares commenced trading on the NYSE, through December 31, 2014. The graph assumes an initial investment of $100 on November 13, 2013 in our Paired Shares and in each of the indices and also assumes the reinvestment of dividends where applicable. The results shown in the graph below are not necessarily indicative of future performance.

This performance graph shall and related information shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Recent Sales of Unregistered Securities

On June 10, 2014, ESH REIT issued 7,661 shares of Class A common stock to the Corporation for consideration of $76,826.50. The issuance of these shares of Class A common stock was made pursuant to an exemption provided by Section 4(a)(2) of the Securities Act.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

Selected Historical Financial and Other Data—The Company

The selected historical consolidated and combined financial data of the Company for the years ended December 31, 2014, 2013 and 2012 and as of December 31, 2014 and 2013 have been derived from the audited consolidated and combined financial statements of the Company included elsewhere in this combined annual report on Form 10-K. The selected historical consolidated and combined financial data of the Company for the year ended December 31, 2011 and for the period from October 8, 2010 through December 31, 2010 and as of December 31, 2012, 2011 and 2010 have been derived from the audited consolidated and combined financial statements of the Company not included elsewhere in this combined annual report on Form 10-K. The selected historical consolidated and combined financial data of the Company Predecessor for the period from January 1, 2010 through October 7, 2010 have been derived from the audited consolidated and combined financial statements of the Company Predecessor not included elsewhere in this combined annual report on Form 10-K. The following information should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical audited consolidated and combined financial statements and related notes and other financial information included herein.

On October 8, 2010, the Company acquired substantially all of the businesses, assets and operations of the Company Predecessor that were auctioned off by the former debtors of the Company Predecessor, which was in Chapter 11 reorganization. The Company succeeded principally all of the assets and operations of the Company Predecessor. As a result, the historical consolidated and combined financial results of the Company are presented alongside those of the Company Predecessor herein. The acquisition was accounted for as a business combination in accordance with FASB ASC 805, “Business Combinations.” Certain financial information of the Company is not comparable to that of the Company Predecessor. This information includes, but may not be limited to, depreciation and amortization expense, restructuring and acquisition transaction expenses, net interest expense, income tax expense and net reorganization gain.

	Company					Company Predecessor
(Dollars in thousands, other than per share data)	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from October 8, 2010 through December 31, 2010	Period from January 1, 2010 through October 7, 2010
Statement of operations data:
Room revenues	$1,195,816	$1,113,956	$984,273	$912,988	$188,702	$659,919
Other hotel revenues	17,659	17,787	16,898	18,693	4,131	13,223
Management fees, license fees and other revenues	—	1,075	10,291	11,047	2,576	7,432

Total revenues	1,213,475	1,132,818	1,011,462	942,728	195,409	680,574

Hotel operating expenses	592,101	540,551	493,635	463,369	101,823	351,322
General and administrative expenses	84,381	108,325	88,543	75,041	17,589	66,945
Depreciation and amortization	187,207	168,053	129,938	120,438	26,955	290,643
Impairment of long-lived assets	2,300	3,330	1,420	—	—	44,605
Gain on sale of hotel properties	(864)	—	—	—	—	—
Managed property payroll expenses	—	728	6,600	6,409	1,488	4,771
Restructuring expenses	—	605	5,763	10,491	—	—
Acquisition transaction expenses	—	235	1,675	593	21,521	—
Office building operating expenses	—	—	—	1,010	217	757

Total operating expenses	865,125	821,827	727,574	677,351	169,593	759,043
Other income	388	1,134	384	232	148	1,306

Income (loss) from operations	348,738	312,125	284,272	265,609	25,964	(77,163)
Other non-operating expense	3,763	—	—	—	—	—
Interest expense (income), net	149,364	234,459	257,349	211,924	49,529	(45)
Adequate protection payments in lieu of interest	—	—	—	—	—	167,024

Income (loss) before reorganization gain, net and income tax expense (benefit)	195,611	77,666	26,923	53,685	(23,565)	(244,142)
Reorganization gain, net	—	—	—	—	—	3,430,528

Income (loss) before income tax expense (benefit)	195,611	77,666	26,923	53,685	(23,565)	3,186,386
Income tax expense (benefit)	45,057	(4,990)	4,642	7,050	(1,495)	(120,454)

Net income (loss)	150,554	82,656	22,281	46,635	(22,070)	3,306,840
Net (income) loss attributable to noncontrolling interests	(110,958)	3,575	(1,549)	(1,062)	(449)	(1,517,271)

Net income (loss) attributable to common shareholders or members	$39,596	$86,231	$20,732	$45,573	$(22,519)	$1,789,569

Net income (loss) per common share-basic	$0.19	$0.49	$0.12	$0.27	$(0.13)	$10.66

Net income (loss) per common share-diluted	$0.19	$0.49	$0.12	$0.26	$(0.13)	$10.66

	Company					Company Predecessor
(Dollars in thousands, other than ADR and RevPAR data)	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from October 8, 2010 through December 31, 2010	Period from January 1, 2010 through October 7, 2010
Other financial data:
Cash flows provided by (used in):
Operating activities	$370,485	$311,313	$201,110	$180,605	$15,588	$106,623
Investing activities	(182,243)	(165,259)	(223,842)	(43,389)	(3,920,033)	(41,725)
Financing activities	(127,160)	(188,977)	27,594	(50,074)	3,914,507	(1,633)
Capital expenditures	173,239	172,540	271,464	106,064	11,583	38,034
EBITDA(a)	532,182	480,178	414,210	386,047	52,919	3,644,008
Adjusted EBITDA(a)	556,660	518,610	434,908	409,864	74,730	260,723
Hotel Operating Profit(b)	626,978	594,082	508,449	468,955	91,010	324,458
Hotel Operating Margin(b)	51.7%	52.5%	50.8%	50.3%	47.2%	48.2%
Adjusted Paired Share Income (Loss)(c)	$169,711	$121,829	$71,030	$62,160	$(2,354)	$(99,716)
Adjusted Paired Share Income (Loss) per Paired Share - basic(c)	$0.83	$0.70	$0.42	$0.37	$(0.01)	$(0.59)
Adjusted Paired Share Income (Loss) per Paired Share - diluted(c)	$0.83	$0.69	$0.41	$0.36	$(0.01)	$(0.59)
Operating data:
Rooms (at period end)	76,000	76,219	75,928	73,657	73,657	73,657
Occupancy	74.3%	74.2%	73.3%	75.1%	72.3%	75.9%
ADR	$57.93	$54.15	$49.77	$45.20	$42.10	$42.07
RevPAR	$43.02	$40.18	$36.46	$33.96	$30.44	$31.93

	Company
(Dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
Balance sheet data:
Cash and cash equivalents(1)	$121,324	$60,457	$103,582	$98,584	$11,371
Restricted cash	73,382	47,339	61,613	236,743	253,212
Property and equipment, net	4,087,448	4,127,317	4,110,622	3,844,132	3,860,631
Total assets	4,481,120	4,449,687	4,491,734	4,357,304	4,351,644
Mortgage loans payable	2,518,049	2,519,843	2,525,708	1,980,219	2,004,286
Term loan facility payable, net of unaccreted discount	373,320	—	—	—	—
Mezzanine loans payable	—	365,000	1,080,000	700,000	700,000
Revolving credit facilities	—	20,000	—	—	—
Mandatorily redeemable preferred stock	21,202	21,202	—	—	—
Total liabilities	3,091,803	3,108,479	3,738,919	2,805,934	2,824,102
Total shareholders’ and member’s equity	789,518	744,576	749,658	1,549,445	1,524,817
Noncontrolling interests	599,799	596,632	3,157	1,925	2,725
Total consolidated and combined equity(1)	1,389,317	1,341,208	752,815	1,551,370	1,527,542
Total liabilities and consolidated and combined equity	4,481,120	4,449,687	4,491,734	4,357,304	4,351,644

(1)	On February 26, 2015, ESH REIT declared a cash distribution with respect to the fourth quarter of 2014 of $0.15 per share payable to holders of record of ESH REIT Class A and Class B common stock as of March 12, 2015, or approximately $68.2 million (of which approximately $37.5 million will be paid to the Corporation).

(a)	EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are key metrics used by management to assess our operating performance and facilitate comparisons between us and other lodging companies, hotel owners and capital-intensive companies.

EBITDA and Adjusted EBITDA as presented may not be comparable to similar measures calculated by other companies. This information should not be considered as an alternative to net income, net income per common share, cash flow from operations or any other operating performance measure calculated in accordance with GAAP. Additionally, EBITDA and Adjusted EBITDA should not solely be considered as measures of our liquidity or indicative of funds available to fund our cash needs, including our ability to pay distributions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—EBITDA and Adjusted EBITDA” for a definition and discussion of EBITDA and Adjusted EBITDA.

The following table provides a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the years ended December 31, 2014, 2013, 2012 and 2011, the period from October 8, 2010 through December 31, 2010 and the period from January 1, 2010 through October 7, 2010 (in thousands):

	Company									Company Predecessor
	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011		Period from October 8, 2010 through December 31, 2010	Period from January 1, 2010 through October 7, 2010
Net income (loss)	$150,554		$82,656		$22,281		$46,635		$(22,070)	$3,306,840
Interest expense, net	149,364		234,459		257,349		211,924		49,529	166,979
Income tax expense (benefit)	45,057		(4,990)		4,642		7,050		(1,495)	(120,454)
Depreciation and amortization	187,207		168,053		129,938		120,438		26,955	290,643

EBITDA	532,182		480,178		414,210		386,047		52,919	3,644,008
Non-cash equity-based compensation	8,803		20,168		4,409		4,730		290	—
Other non-operating expense	3,763		—		—		—		—	—
Impairment of long-lived assets	2,300		3,330		1,420		—		—	44,605
Gain on sale of hotel properties	(864)		—		—		—		—	—
Restructuring expenses	—		605		5,763		10,491		—	—
Acquisition transaction expenses	—		235		1,675		593		21,521	—
Reorganization gain, net	—		—		—		—		—	(3,430,528)
Other expenses	10,476	(1)	14,094	(2)	7,431	(3)	8,003	(4)	—	2,638 (5)

Adjusted EBITDA	$556,660		$518,610		$434,908		$409,864		$74,730	$260,723

(1)	Includes public company transition costs of approximately $3.0 million, including approximately $1.5 million in secondary offering costs, consulting fees related to implementation of certain key strategic initiatives, including review of our corporate infrastructure of approximately $1.9 million, and loss on disposal of assets of approximately $5.6 million.
(2)	Includes costs related to preparations for our initial public offering, consisting primarily of the Pre-IPO Transactions, of approximately $11.2 million and loss on disposal of assets of approximately $2.9 million.
(3)	Includes costs related to preparations for our initial public offering, consisting primarily of the Pre-IPO Transactions, of approximately $1.6 million, consulting fees related to implementation of certain key strategic initiatives, including services related to pricing and yield management projects, of approximately $4.9 million and loss on disposal of assets of approximately $0.9 million.
(4)	Includes consulting fees related to implementation of certain key strategic initiatives, including services related to pricing and yield management projects, of approximately $7.4 million and loss on disposal of assets of approximately $0.6 million.
(5)	Includes loss on disposal of assets of approximately $2.6 million.

(b)	Hotel Operating Profit and Hotel Operating Margin. Hotel Operating Profit and Hotel Operating Margin are supplemental measures of aggregate hotel-level profitability used by management to evaluate the operating profitability of our hotels. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—Hotel Operating Profit and Hotel Operating Margin” for a definition and discussion of Hotel Operating Profit and Hotel Operating Margin.

The following table provides a reconciliation of room revenues, other hotel revenues and hotel operating expenses (excluding loss on disposal of assets) to Hotel Operating Profit and Hotel Operating Margin for the years ended December 31, 2014, 2013, 2012 and 2011, the period from October 8, 2010 through December 31, 2010 and the period from January 1, 2010 through October 7, 2010 (in thousands):

	Company					Company Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from October 8, 2010 through December 31, 2010	Period from January 1, 2010 through October 7, 2010
Room revenues	$1,195,816	$1,113,956	$984,273	$912,988	$188,702	$659,919
Other hotel revenues	17,659	17,787	16,898	18,693	4,131	13,223

Total hotel revenues	1,213,475	1,131,743	1,001,171	931,681	192,833	673,142
Hotel operating expenses(1)	586,497	537,661	492,722	462,726	101,823	348,684

Hotel Operating Profit	$626,978	$594,082	$508,449	$468,955	$91,010	$324,458

Hotel Operating Margin	51.7%	52.5%	50.8%	50.3%	47.2%	48.2%

(1)	Excludes loss on disposal of assets of approximately $5.6 million, $2.9 million, $0.9 million, $0.6 million, $0.0 million and $2.6 million, respectively.

(c)	Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share. We believe that Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share provide meaningful indicators of the Company’s operating performance in addition to separate and/or individual analyses of net income attributable to common shareholders of the Corporation and net income attributable to Class B common shareholders of ESH REIT, each of which may be impacted by specific GAAP requirements and may not necessarily reflect how cash flows are generated on an individual entity or total enterprise basis.

Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share should not be considered as alternatives to net income of the Company, net income of the Corporation, net income of ESH REIT, net income per share of common stock of the Corporation, net income per share of Class A or Class B common stock of ESH REIT or any other operating measure calculated in accordance with GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share” for a definition and discussion of Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Income per Paired Share.

The following table provides a reconciliation of net income attributable to common shareholders or members to Paired Share Income and Adjusted Paired Share Income and a calculation of Adjusted Paired Share Income per Paired Share for the years ended December 31, 2014, 2013, 2012 and 2011, the period from October 8, 2010 through December 31, 2010 and the period from January 1, 2010 through October 7, 2010 (in thousands, except per Paired Share data):

	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011		Period from October 8, 2010 through December 31, 2010	Period from January 1, 2010 through October 7, 2010
Net income (loss) attributable to common shareholders or members	$39,596		$86,231		$20,732		$45,573		$(22,519)	$1,789,569
Noncontrolling interests attributable to Class B common shares of ESH REIT	110,942		(4,305	)(1)	—		—		—	—

Paired Share Income (Loss)	150,538		81,926		20,732		45,573		(22,519)	1,789,569
Debt extinguishment costs	7,185		22,984		36,593		—		—	—
Other non-operating expense	2,871		—		—		—		—	—
Impairment of long-lived assets	1,771		3,245		1,420		—		—	22,615
Gain on sale of hotel properties	(659)		—		—		—		—	—
Restructuring expenses	—		576		4,772		9,117		—	—
Acquisition transaction expenses	—		229		1,360		515		20,165	—
Reorganization gain, net	—		—		—		—		—	(1,913,237)
Other expenses	8,005	(2)	12,869	(3)	6,153	(4)	6,955	(5)	—	1,337 (6)

Adjusted Paired Share Income (Loss)	$169,711		$121,829		$71,030		$62,160		$(2,354)	$(99,716)

Adjusted Paired Share Income (Loss) per Paired Share - basic	$0.83		$0.70		$0.42		$0.37		$(0.01)	$(0.59)

Adjusted Paired Share Income (Loss) per Paired Share - diluted	$0.83		$0.69		$0.41		$0.36		$(0.01)	$(0.59)

Weighted average Paired Shares outstanding - basic	203,548		174,894		169,816		168,813		167,915	167,915

Weighted average Paired Shares outstanding - diluted	204,508		176,268		171,796		171,345		167,915	167,915

(1)	Prior to the change in our legal and corporate structure in November 2013, which occurred in connection with the Corporation’s and ESH REIT’s initial public offering, no portion of the Company’s (i.e., the Paired Shares’) noncontrolling interests represented interests attributable to the Class B common shares of ESH REIT.
(2)	Includes public company transition costs of approximately $3.0 million pre-tax, including approximately $1.5 million pre-tax in secondary offering costs, consulting fees related to implementation of certain key strategic initiatives, including review of our corporate infrastructure of approximately $1.9 million pre-tax, and loss on disposal of assets of approximately $5.6 million pre-tax, which total approximately $8.0 million after-tax.
(3)	Includes costs related to preparations for our initial public offering, consisting primarily of the Pre-IPO Transactions, of approximately $11.2 million pre-tax and loss on disposal of assets of approximately $2.9 million pre-tax, which total approximately $12.9 million after-tax.
(4)	Includes costs related to preparations for our initial public offering, consisting primarily of the Pre-IPO Transactions, of approximately $1.6 million pre-tax, consulting fees related to implementation of certain key strategic initiatives, including services related to pricing and yield management projects, of approximately $4.9 million pre-tax and loss on disposal of assets of approximately $0.9 million pre-tax, which total approximately $6.2 million after-tax.
(5)	Includes consulting fees related to implementation of certain key strategic initiatives, including services related to pricing and yield management projects, of approximately $7.4 million pre-tax and loss on disposal of assets of approximately $0.6 million pre-tax, which total approximately $7.0 million after-tax.
(6)	Includes loss on disposal of assets of approximately $2.6 million pre-tax, which totals approximately $1.3 million after-tax.

Selected Historical Financial and Other Data—ESH REIT

The selected historical consolidated financial data of ESH REIT for the years ended December 31, 2014, 2013 and 2012 and as of December 31, 2014 and 2013 have been derived from the audited consolidated financial statements of ESH REIT included elsewhere in this combined annual report on Form 10-K. The selected historical consolidated financial data of ESH REIT for the year ended December 31, 2011 and for the period from October 8, 2010 through December 31, 2010 and as of December 31, 2012 and 2011 have been derived from the audited consolidated financial statements of ESH REIT not included elsewhere in this combined annual report on Form 10-K. The selected historical consolidated financial data of ESH REIT as of December 31, 2010 have been derived from the unaudited consolidated financial statements of ESH REIT not included elsewhere in this combined annual report on Form 10-K. The selected historical combined financial data of ESH REIT Predecessor for the period from January 1, 2010 through October 7, 2010 have been derived from the unaudited combined financial statements of ESH REIT Predecessor not included elsewhere in this combined annual report on Form 10-K. The following information should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical audited consolidated financial statements and related notes and other financial information included herein.

The historical combined financial statements of ESH REIT Predecessor were prepared by combining the financial results of the entities that owned the hotel properties and the assets and operating companies of the Company Predecessor, other than those acquired by ESH Strategies, and represent the assets and entities consolidated in the financial statements of ESH REIT after October 8, 2010. Certain financial information of ESH REIT is not comparable to that of ESH REIT Predecessor. This information includes, but may not be limited to, depreciation and amortization expense, restructuring and acquisition transaction expenses, net interest expense, income tax expense and net reorganization gain.

	ESH REIT					ESH REIT Predecessor
(Dollars in thousands, other than per share data)	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from October 8, 2010 through December 31, 2010	Period from January 1, 2010 through October 7, 2010
Statement of operations data:
Rental revenues from Extended Stay America, Inc.	$684,205	$71,900	$—	$—	$—	$—
Hotel room revenues	—	983,950	984,273	912,988	188,702	659,919
Other hotel revenues	—	15,576	16,898	18,693	4,131	13,223
Management fees and other revenues	—	1,113	10,346	11,172	2,602	7,277

Total revenues	684,205	1,072,539	1,011,517	942,853	195,435	680,419

Hotel operating expenses	93,826	478,727	493,635	463,369	101,823	351,322
General and administrative expenses	15,634	86,676	87,807	72,413	17,525	66,922
Depreciation and amortization	183,033	167,185	129,938	120,438	26,955	290,643
Impairment of long-lived assets	—	3,330	1,420	—	—	11,080
Gain on sale of hotel properties	(864)	—	—	—	—	—
Managed property payroll expenses	—	639	6,600	6,409	1,488	4,771
Trademark license fees	—	2,998	3,004	2,795	579	712
Restructuring expenses	—	605	5,763	10,491	—	—
Acquisition transaction expenses	—	235	1,675	593	21,521	—
Office building operating expenses	—	—	—	1,010	217	757

Total operating expenses	291,629	740,395	729,842	677,518	170,108	726,207
Other income	269	1,075	384	232	148	1,306

Income (loss) from operations	392,845	333,219	282,059	265,567	25,475	(44,482)
Other non-operating expense	3,629	—	—		—	—
Interest expense, net	143,232	233,629	257,349	211,924	49,529	(44)
Adequate protection payments in lieu of interest	—	—	—	—	—	167,070

Income (loss) before reorganization gain, net and income tax expense (benefit)	245,984	99,590	24,710	53,643	(24,054)	(211,508)
Reorganization gain, net	—	—	—	—	—	3,430,528

Income (loss) before income tax (benefit) expense	245,984	99,590	24,710	53,643	(24,054)	3,219,020
Income tax (benefit) expense	(1,110)	(876)	4,642	7,050	(1,495)	(120,454)

Net income (loss)	247,094	100,466	20,068	46,593	(22,559)	3,339,474
Net income attributable to noncontrolling interests	—	(730)	(1,549)	(1,062)	(449)	(1,545,522)

Net income (loss) attributable to common shareholders or members	$247,094	$99,736	$18,519	$45,531	$(23,008)	$1,793,952

Net income (loss) per common share:
Class A-Basic	$0.54	$0.26	$0.05	$0.12	$(0.06)	$4.81

Class A-Diluted	$0.54	$0.26	$0.05	$0.12	$(0.06)	$4.81

Class B-Basic	$0.55	$0.26	$0.05	$0.12	$(0.06)	$4.81

Class B-Diluted	$0.54	$0.25	$0.05	$0.12	$(0.06)	$4.81

Cash distributions per common share
Class A	$0.53	$0.20	$2.19	$0.07	$—	$—

Class B	$0.53	$0.20	$2.19	$0.07	$—	$—

Other financial data:
Cash flows provided by (used in):
Operating activities	$432,857	$295,198	$194,169	$180,546	$15,684	$105,971
Investing activities	(153,307)	(164,078)	(223,842)	(43,395)	(3,909,527)	(41,725)
Financing activities	(264,355)	(215,679)	34,340	(50,074)	3,903,886	(1,633)
Capital expenditures	166,358	171,931	271,464	106,064	11,583	38,034

	ESH REIT
	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Balance sheet data:
Cash and cash equivalents(1)	$33,816	$18,597	$103,303	$98,500	$11,352
Restricted cash	49,999	45,903	61,613	236,743	253,206
Property and equipment, net	4,079,648	4,119,939	4,110,622	3,844,132	3,860,631
Total assets	4,300,948	4,328,332	4,487,442	4,346,671	4,341,071
Mortgage loans payable	2,518,049	2,519,843	2,525,708	1,980,219	2,004,286
Term loan facility payable, net of discount	373,320	—	—	—	—
Mezzanine loans payable	—	365,000	1,080,000	700,000	700,000
Revolving credit facilities	—	20,000	—	—	—
Total liabilities	2,968,915	3,000,831	3,741,246	2,806,453	2,824,639
Total consolidated equity (1)	1,332,033	1,327,501	746,196	1,540,218	1,516,432
Total liabilities and consolidated equity	4,300,948	4,328,332	4,487,442	4,346,671	4,341,071

(1)	On February 26, 2015, ESH REIT declared a cash distribution with respect to the fourth quarter of 2014 of $0.15 per share payable to holders of record of ESH REIT Class A and Class B common stock as of March 12, 2015, or approximately $68.2 million (of which approximately $37.5 million will be paid to the Corporation).

EBITDA, Adjusted EBITDA, Hotel Operating Profit, Hotel Operating Margin, Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single enterprise, which is reflected in the consolidated and combined Company results of operations; therefore, we believe these performance measures are meaningful for the Company and Company Predecessor only.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Business-Our Company,” “Business-Our History-The Pre-IPO Transactions,” “Selected Historical Financial and Other Data—the Company,” “Selected Historical Financial and Other Data—ESH REIT,” the consolidated and combined financial statements and related notes of the Company included in Item 8 of this combined annual report on Form 10-K and the consolidated financial statements and related notes of ESH REIT included in Item 8 of this combined annual report on Form 10-K.

We present below separate results of operations for each of the Company and ESH REIT. Where appropriate, the discussion includes analysis of the effects of the Pre-IPO Transactions and the Offering. Portions of the discussion reflect the changes in our structure resulting from the Pre-IPO Transactions. Prior to the Pre-IPO Transactions, the Operating Lessees, which were wholly-owned subsidiaries of ESH REIT, leased the hotel properties from ESH REIT pursuant to operating leases. HVM, an eligible independent contractor (within the meaning of Section 856(d)(9) of the Code), managed the hotel properties pursuant to management agreements with the Operating Lessees. ESH Strategies owned the trademarks and licensed their use to the Operating Lessees pursuant to trademark license agreements. The Pre-IPO Transactions restructured and reorganized the existing business and legal entities such that the Operating Lessees, ESH Strategies and the assets and obligations of HVM were transferred to the Corporation. Subsequent to the Pre-IPO Transactions, our assets and operations, other than ownership of our real estate assets (which continue to be owned by ESH REIT), are held by the Corporation and operated as an integrated enterprise. Also subsequent to the Pre-IPO Transactions, the Corporation owns all of the Class A common stock of ESH REIT, representing approximately 55% of the outstanding common stock of ESH REIT.

The following discussion may contain forward-looking statements about our market, analysis, future trends, the demand for our services, capital expenditures and other future results, among other topics. Actual results may differ materially from those suggested by our forward-looking statements for various reasons, including those discussed in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Those sections expressly qualify any subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf.

Overview

We are the largest integrated owner/operator of company-branded hotels in North America. Our business operates in the extended stay lodging industry, and as of December 31, 2014, we own and operate 682 hotel properties comprising 76,000 rooms located in 44 states across the United States and in Canada. We own and operate 632 of our hotels under our core brand, Extended Stay America, which serves the mid-price extended stay segment, and accounts for approximately half of the segment by number of rooms in the United States. In addition, we own and operate three Extended Stay Canada hotels and 47 hotels in the economy extended stay segment under the Crossland Economy Studios brand.

Our extended stay hotels are designed to provide an affordable and attractive alternative to traditional lodging or apartment accommodations and are targeted toward self-sufficient, value-conscious guests. Our hotels feature fully-furnished rooms with in-room kitchens, complimentary grab-and-go breakfast, free WiFi, flat screen TVs and limited housekeeping service, which is typically provided on a weekly basis. Our guests include business travelers, professionals on temporary work or training assignments, persons relocating, temporarily displaced or purchasing a home and anyone else in need of temporary housing. Our guests generally rent accommodations on a weekly or longer term basis. For the year ended December 31, 2014, approximately 31%, 24% and 45% of our revenue was derived from guests with stays from 1-6 days, from 7-29 days, and over 30 days, respectively.

Key Metrics Evaluated by Management

We evaluate the performance of our business through the use of certain non-GAAP financial measures. “GAAP” refers to generally accepted accounting principles in the United States. Each of these non-GAAP financial measures should be considered as supplemental measures to GAAP performance measures such as total revenues, net income, net income per share and cash flow provided by operating activities. We provide a more detailed discussion of certain of these non-GAAP financial measures, how management uses such measures to evaluate our financial condition and operating performance, a discussion of certain limitations of such measures and a reconciliation of such measures to the nearest GAAP measures under “—Non-GAAP Financial Measures.”

Average daily rate (“ADR”) is a commonly used measure within the lodging industry to evaluate hotel financial performance. ADR represents hotel room revenues divided by total number of rooms sold in a given period. ADR measures average room price attained by a hotel or group of hotels, and ADR trends provide useful information concerning pricing policies and the nature of the customer base of a hotel or group of hotels. Changes in room rates have an impact on overall revenues and profitability.

Occupancy is a commonly used measure within the lodging industry to evaluate hotel financial performance. Occupancy represents the total number of rooms sold in a given period divided by the total number of rooms available during that period. Occupancy measures the utilization of our hotels’ available capacity. Management uses occupancy to gauge demand at a specific hotel or group of hotels in a given period. Occupancy levels also help us determine achievable ADR levels as demand for hotel rooms increases or decreases.

Revenue per available room (“RevPAR”) is a commonly used measure within the lodging industry to evaluate hotel financial performance. RevPAR represents the product of average daily room rate charged and the average daily occupancy achieved for a hotel or group of hotels in a given period. RevPAR does not include ancillary revenues, such as food and beverage revenues, or parking, pet, telephone or other guest service revenues. Although RevPAR does not include these other hotel revenues, it generally is considered a key indicator of core revenues for many hotels. For the year ended December 31, 2014, room revenues represented approximately 98.5% of our total revenues.

RevPAR changes that are driven predominately by occupancy have different implications on incremental operating profitability than do changes that are driven predominately by ADR. For example, increases in occupancy at a hotel would lead to increases in room revenues and other hotel revenues, as well as incremental operating costs (including housekeeping services, utilities and room amenity costs). RevPAR increases due to higher room rates, however, would generally not result in additional operational room-related costs, with the exception of those charged or incurred as a percentage of revenue, such as credit card fees. As a result, changes in RevPAR driven by increases or decreases in ADR generally have a greater effect on operating profitability than changes in RevPAR driven by occupancy levels. We review RevPAR by comparing current periods to the same periods in prior years.

Additional non-GAAP financial measures include EBITDA, Adjusted EBITDA, Hotel Opertating Profit, Hotel Operating Margin, Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share. These measures are discussed and further described under “—Non-GAAP Financial Measures.”

Understanding Our Results of Operations – The Company

Revenues and Expenses. The Company’s revenues are derived from the operation of our hotels. Hotel operating expenses account for the largest portion of the Company’s operating expenses and reflect ongoing operating expenses associated with the ownership and management of our hotels. The following table presents the components of the Company’s revenues as a percentage of our total revenues for the year ended December 31, 2014:

Percentage of 2014 Revenues

•       Room revenues. Room revenues are driven primarily by ADR and occupancy. Pricing policy and customer mix are significant drivers of ADR. Due to our relatively high occupancy levels, our primary focus is on increasing RevPAR by increasing ADR. For the year ended December 31, 2014, we experienced RevPAR growth of approximately 7.1% compared to the year ended December 31, 2013, due to a shift in our customer mix to a greater number of high yield, shorter-stay guests as well as the collective impact of our hotel reinvestment program, upgraded operational practices, investments in marketing and focus on service excellence.

98.5%

• Other hotel revenues. Other hotel revenues include ancillary revenues such as laundry revenues, vending commissions, additional housekeeping fees and pet charges. Occupancy and customer mix, as well as the number and percentage of guests that have longer-term stays, are the key drivers of other hotel revenues.	1.5%

The following table presents the components of the Company’s operating expenses as a percentage of our total operating expenses for the year ended December 31, 2014:

Percentage of 2014 Operating Expenses

•       Hotel operating expenses. Hotel operating expenses have both fixed and variable components. Operating expenses that are relatively fixed include payroll expense, real estate tax expense, property insurance expense and utilities expense. Occupancy is a key driver of expenses that have a high degree of variability such as room supplies expense. Other variable expenses include marketing costs, hotel reservations and commissions expense and repairs and maintenance expense. We experienced an increase in hotel operating expenses of approximately $51.6 million for the year ended December 31, 2014 compared to the year ended December 31, 2013, due mainly to increases in marketing and reservation costs as well as increases in property insurance expense and repairs and maintenance expense, utilities expense, hotel personnel expense, real estate tax expense and loss on disposal of assets.

68.4%

• General and administrative expenses. General and administrative expenses include expenses associated with corporate overhead. These costs consist primarily of compensation expense of our corporate staff and professional fees, including consulting, audit, tax and legal and public company fees.	9.8%

• Depreciation and amortization. Depreciation and amortization is a non-cash charge that relates primarily to the acquisition and related usage of hotels and other property and equipment.	21.6%

• Impairment of long-lived assets. Impairment of long-lived assets is a non-cash charge recognized when events and circumstances indicate that the carrying value of an asset may not be recoverable.	0.3%

• Gain on sale of hotel properties. Gain on sale of hotel properties includes the gain recognized on the sale of hotels to third parties.	(0.1)%

Understanding Our Results of Operations – ESH REIT

Revenues. ESH REIT’s rental revenues are generated from leasing the hotel properties to the Operating Lessees. Rental revenues consist of fixed minimum rental payments plus specified percentages of hotel room revenues earned by the Operating Lessees over designated revenue thresholds.

Expenses. The following table presents the components of ESH REIT’s operating expenses as a percentage of ESH REIT’s total operating expenses for the year ended December 31, 2014:

Percentage of 2014 Operating Expenses
• Hotel operating expenses. ESH REIT’s hotel operating expenses include expenses directly related to ownership of the hotels, such as real estate tax expense and property insurance expense.	32.2%

• General and administrative expenses. General and administrative expenses include overhead expenses incurred directly by ESH REIT and administrative service costs reimbursable to ESA Management.	5.4%

• Depreciation and amortization. Depreciation and amortization is a non-cash charge that relates primarily to the acquisition and related usage of hotels and other property and equipment.	62.7%

• Gain on sale of hotel properties. Gain on sale of hotel properties includes the gain recognized on the sale of hotels to third parties.	(0.3)%

Results of Operations

Results of Operations discusses each of the Company’s consolidated and combined financial statements and ESH REIT’s consolidated financial statements, each of which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those relating to property and equipment, goodwill, income taxes, equity-based compensation, revenue recognition, consolidation policies and contingencies. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

For the year ended December 31, 2014 and the period from the Pre-IPO Transactions through December 31, 2013, the consolidated and combined financial statements of the Company include the financial position, results of operations, comprehensive income, changes in equity and cash flows of the Corporation and its subsidiaries, including the Operating Lessees, ESH Strategies, ESA Management and ESH REIT. Third party equity interests in ESH REIT, which consist primarily of the Class B common stock of ESH REIT and represent approximately 45% of ESH REIT’s total common equity, are not owned by the Corporation and therefore are presented as noncontrolling interests.

For the periods prior to the Pre-IPO Transactions, the consolidated and combined financial statements of the Company included the financial position, results of operations, comprehensive income, changes in equity and cash flows of the Company’s predecessor, which included ESH REIT’s predecessor, ESH Hospitality LLC, ESH Strategies and a consolidated variable interest entity, HVM, our former management entity. Third party equity interests in HVM, which represented all of HVM’s equity, were not owned by the Company’s predecessor and therefore were presented as noncontrolling interests. ESH REIT and ESH Strategies became a consolidated group by the time of the completion of the Offering. Since the Pre-IPO Transactions, which resulted in these entities becoming a consolidated group, were accounted for at historical cost, the Company’s predecessor financial information combined ESH REIT’s predecessor financial information with that of ESH Strategies.

For the year ended December 31, 2014 and the period from the Pre-IPO Transactions through December 31, 2013, the consolidated financial statements of ESH REIT include the financial position, results of operations, comprehensive income, changes in equity and cash flows of ESH REIT and its subsidiaries.

For the periods prior to the Pre-IPO Transactions, the consolidated financial statements of ESH REIT included the financial position, results of operations, comprehensive income, changes in equity and cash flows of ESH REIT’s predecessor, ESH Hospitality LLC, its subsidiaries, which included the Operating Lessees, and HVM. Third party equity interests in HVM, which represented all of HVM’s equity, were not owned by ESH REIT and therefore were presented as noncontrolling interests.

Results of Operations – The Company

Comparison of Years Ended December 31, 2014 and December 31, 2013

As of December 31, 2014, we owned and operated 682 hotels consisting of 76,000 rooms. As of December 31, 2013, we owned and operated 684 hotels consisting of approximately 76,200 rooms.

The following table presents our consolidated and combined results of operations for the years ended December 31, 2014 and 2013, including the amount and percentage change in these results between the periods (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Change ($)	Change (%)
Revenues:
Room revenues	$1,195,816	$1,113,956	$81,860	7.3%
Other hotel revenues	17,659	17,787	(128)	(0.7)%
Management fees, license fees and other revenues	—	1,075	(1,075)	n/m

Total revenues	1,213,475	1,132,818	80,657	7.1%

Operating expenses:
Hotel operating expenses	592,101	540,551	51,550	9.5%
General and administrative expenses	84,381	108,325	(23,944)	(22.1)%
Depreciation and amortization	187,207	168,053	19,154	11.4%
Impairment of long-lived assets	2,300	3,330	(1,030)	(30.9)%
Gain on sale of hotel properties	(864)	—	(864)	n/m
Managed property payroll expenses	—	728	(728)	n/m
Restructuring expenses	—	605	(605)	n/m
Acquisition transaction expenses	—	235	(235)	n/m

Total operating expenses	865,125	821,827	43,298	5.3%
Other income	388	1,134	(746)	(65.8)%

Income from operations	348,738	312,125	36,613	11.7%
Other non-operating expense	3,763	—	3,763	n/m
Interest expense, net	149,364	234,459	(85,095)	(36.3)%

Income before income tax expense (benefit)	195,611	77,666	117,945	n/m
Income tax expense (benefit)	45,057	(4,990)	50,047	n/m

Net income	150,554	82,656	67,898	82.1%
Net (income) loss attributable to noncontrolling interests(1)	(110,958)	3,575	(114,533)	n/m

Net income attributable to common shareholders or members	$39,596	$86,231	$(46,635)	n/m

(1)	Noncontrolling interests in Extended Stay America, Inc. include approximately 45% of ESH REIT’s common equity and 125 shares of ESH REIT preferred stock.

n/m = not meaningful

The following table presents key operating metrics, including occupancy, ADR, RevPAR and renovation displacement data for our hotels for the years ended December 31, 2014 and 2013, respectively:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Change
Number of hotels(1)	682	684	(2)
Number of rooms(1)	76,000	76,219	(219)

Occupancy	74.3%	74.2%	10 bps
ADR	$57.93	$54.15	7.0%
RevPAR	$43.02	$40.18	7.1%

Hotel Inventory (As of December 31)(2):
Platinum Extended Stay America	335	230	105
Silver Extended Stay America	300	405	(105)
Crossland Economy Studios and other	47	49	(2)

Total number of hotels	682	684	(2)

Renovation Displacement Data (in thousands, excluding percentages)(2):
Total available room nights	27,795	27,722	73
Room nights displaced from renovation	224	222	2
% of available room nights displaced	0.8%	0.8%	0 bps

(1)	On December 31, 2013, we acquired two hotels from LVP Acquisition Corporation (“LVP”); results of operations of the acquired hotels were included in our consolidated and combined results of operations effective January 1, 2014. On July 28, 2014, we sold two hotel properties.
(2)	Please see “—Hotel Reinvestment Program” for a discussion of our phased capital investment program across our portfolio.

Room revenues. Room revenues increased by approximately $81.9 million, or 7.3%, to approximately $1,195.8 million for the year ended December 31, 2014 compared to approximately $1,114.0 million for the year ended December 31, 2013. The increase in room revenues was due to a 7.0% increase in ADR and a 10 bps increase in occupancy, resulting in a 7.1% increase in RevPAR, which was primarily a result of a shift in our customer mix to a greater number of high yield, shorter-stay guests as well as our hotel reinvestment program, operating and service initiatives and more consistent pricing and discount policies.

Other hotel revenues. Other hotel revenues remained relatively consistent, decreasing by approximately $0.1 million, or 0.7%, to approximately $17.7 million for the year ended December 31, 2014 compared to approximately $17.8 million for the year ended December 31, 2013.

Management fees, license fees and other revenues. Management fees, license fees and other revenues were $0 for the year ended December 31, 2014 compared to approximately $1.1 million for the year ended December 31, 2013. The decrease in these fees was due to our acquisition of two hotels on December 31, 2013 which ESA Management previously managed.

Hotel operating expenses. Hotel operating expenses increased by approximately $51.6 million, or 9.5%, to approximately $592.1 million for the year ended December 31, 2014 compared to approximately $540.6 million for the year ended December 31, 2013. The increase in hotel operating expenses was partly driven by an increase in marketing and reservation costs of approximately $17.9 million, primarily related to our national advertising campaign and the system-wide implementation of our central reservations call center. Additionally, the increase was impacted by increases in property insurance expense and repairs and maintenance expense of approximately $13.6 million, an increase in utilities expense of approximately $4.7 million and increases in hotel personnel expense, real estate tax expense and loss on disposal of assets.

Hotel Operating Margin decreased to 51.7% for the year ended December 31, 2014 compared to 52.5% for the year ended December 31, 2013 primarily due to the aforementioned cost increases. Total hotel revenues increased by approximately $81.7 million for the year ended December 31, 2014 compared to the year ended December 31, 2013, while Hotel Operating Profit, excluding the loss on disposal of assets, increased by approximately $32.9 million for the same period, which represents an operating margin flow-through, defined as the change in Hotel Operating Profit divided by the change in total room and other hotel revenues, of approximately 40.2%.

General and administrative expenses. General and administrative expenses decreased by approximately $23.9 million, or 22.1%, to approximately $84.4 million for the year ended December 31, 2014 compared to approximately $108.3 million for the year ended December 31, 2013. During 2013, costs related to our initial public offering totaled approximately $25.8 million and consisted of approximately $14.6 million in equity-based compensation expense as a result of the modification of the vesting schedules of awards outstanding prior to the Pre-IPO Transactions and approximately $11.2 million primarily related to the Pre-IPO Transactions. Further, we incurred approximately $9.4 million related to our rebranding initiative, which was completed in 2013. Excluding these costs, general and administrative expenses increased by approximately $11.3 million, or 15.5%, mainly due to an increase in equity-based compensation expense of approximately $3.2 million, public company transition costs of approximately $3.0 million, including approximately $1.5 million in secondary offering costs, and $1.9 million in consulting fees related to implementation of certain key strategic initiatives, including review of our corporate infrastructure. The remaining increase was primarily due to ongoing costs related to our new automated revenue management system and new human resources payroll system.

Depreciation and amortization. Depreciation and amortization increased by approximately $19.2 million, or 11.4%, to approximately $187.2 million for the year ended December 31, 2014 compared to approximately $168.1 million for the year ended December 31, 2013. The increase in depreciation and amortization was primarily due to an increase in investment in hotel assets as a result of our hotel reinvestment program.

Impairment of long-lived assets. Asset impairments are recorded as required based on an evaluation of property and equipment and intangible assets for impairment. We recognized impairment charges related to property and equipment of approximately $2.3 million related to two hotel properties and approximately $3.3 million related to four hotel properties during the years ended December 31, 2014 and 2013, respectively.

Gain on sale of hotel properties. In July 2014, we recorded a gain on sale of hotel properties of approximately $0.9 million related to the sale of our two Hometown Inn-branded hotels.

Managed property payroll expenses. Managed property payroll expenses were $0 for the year ended December 31, 2014 compared to approximately $0.7 million for the year ended December 31, 2013. This decrease was due to our acquisition of two hotels on December 31, 2013 which ESA Management previously managed.

Restructuring expenses. During the year ended December 31, 2013, we initiated an operations restructuring, which changed certain aspects of our property staffing model, for which we incurred costs of approximately $0.6 million that consisted of personnel relocation, recruitment and separation payments. No restructuring expenses were incurred during the year ended December 31, 2014.

Acquisition transaction expenses. During the year ended December 31, 2013, we incurred acquisition transaction costs of approximately $0.2 million related to our acquisition of assets of 17 hotels from HFI Acquisitions Company LLC (“HFI”) in December 2012 and two hotels from LVP in December 2013. No acquisition transaction expenses were incurred during the year ended December 31, 2014.

Other-non operating expense. During the year ended December 31, 2014, we recognized a non-cash foreign currency transaction loss of approximately $3.8 million related to the appreciation of the U.S. dollar versus the Canadian dollar at one of our Canadian currency-based entities which has U.S. dollar denominated debt.

Interest expense, net. In the fourth quarter of 2013 and subsequent to the Offering, ESH REIT repaid $715.0 million of the 2012 Mezzanine Loans (as defined below), terminated the Extended Stay LLC revolving credit facility and entered into the ESH REIT Revolving Credit Facility (as defined below). Also, the Corporation entered into the Corporation Revolving Credit Facility (as defined below). In the second quarter of 2014, ESH REIT repaid the remaining outstanding $365.0 million of the 2012 Mezzanine Loans using principally all of the net proceeds from its 2014 Term Loan (as defined below). As a result of these transactions, the Company’s total debt and mandatorily redeemable preferred stock decreased by approximately $693.0 million, or 19.2%, from approximately $3.6 billion as of September 30, 2013 to approximately $2.9 billion as of December 31, 2014, and its weighted-average interest rate decreased from approximately 5.4% as of September 30, 2013 to approximately 4.0% as of December 31, 2014. For the year ended December 31, 2014, net interest expense decreased by approximately $85.1 million, or 36.3%, to approximately $149.4 million compared to approximately $234.5 million for the year ended December 31, 2013.

For the year ended December 31, 2014, net interest expense includes approximately $9.4 million of debt extinguishment and other costs incurred in connection with the 2012 Mezzanine Loan prepayment of $365.0 million made during the second quarter, which consist of prepayment penalties and other costs of approximately $4.3 million and the write-off of unamortized deferred financing costs of approximately $5.1 million. For the year ended December 31, 2013, net interest expense included approximately $27.1 million of debt extinguishment and other costs incurred in connection with the 2012 Mezzanine Loan prepayment of $715.0 million made during the fourth quarter, the establishment of the Corporation Revolving Credit Facility and the ESH REIT Revolving Credit Facility and the termination of the Extended Stay LLC revolving credit facility, which consisted of prepayment penalties and other costs of approximately $15.4 million and the write off of unamortized deferred financing costs of approximately $11.7 million.

Income tax expense (benefit). Our effective income tax rate was 23.0% for the year ended December 31, 2014 compared to (6.4)% for the year ended December 31, 2013, primarily due to our current legal and corporate structure and the entity-related changes that were a result of the Pre-IPO Transactions, which included the recognition in 2013 of a deferred tax benefit at ESH REIT of approximately $6.6 million primarily related to net operating loss carryforwards recognized in connection with the change in ESH REIT’s expected distribution policy. Since the Corporation owns the Class A common stock of ESH REIT, which represents approximately 55% of the outstanding common stock of ESH REIT, approximately 55% of ESH REIT’s distributions are subject to corporate income tax. The Company’s effective tax rate is lower than the federal statutory rate of 35% due to ESH REIT’s status as a REIT under the provisions of the Code during these periods, although ESH REIT will incur federal and state income tax at statutory rates on its taxable income not distributed. In 2015, ESH REIT intends to distribute at least 95% of its taxable income and net capital gain.

Comparison of Years Ended December 31, 2013 and December 31, 2012

As of December 31, 2013, we owned and operated 684 hotels consisting of approximately 76,200 rooms. As of December 31, 2012, we owned 682 hotels consisting of approximately 75,900 rooms.

The following table presents our consolidated and combined results of operations for the years ended December 31, 2013 and 2012, including the amount and percentage change in these results between the periods (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Change ($)	Change (%)
Revenues:
Room revenues	$1,113,956	$984,273	$129,683	13.2%
Other hotel revenues	17,787	16,898	889	5.3%
Management fees, license fees and other revenues	1,075	10,291	(9,216)	(89.6)%

Total revenues	1,132,818	1,011,462	121,356	12.0%

Operating expenses:
Hotel operating expenses	540,551	493,635	46,916	9.5%
General and administrative expenses	108,325	88,543	19,782	22.3%
Depreciation and amortization	168,053	129,938	38,115	29.3%
Impairment of long-lived assets	3,330	1,420	1,910	n/m
Managed property payroll expenses	728	6,600	(5,872)	(89.0)%
Restructuring expenses	605	5,763	(5,158)	(89.5)%
Acquisition transaction expenses	235	1,675	(1,440)	(86.0)%

Total operating expenses	821,827	727,574	94,253	13.0%
Other income	1,134	384	750	n/m

Income from operations	312,125	284,272	27,853	9.8%
Interest expense, net	234,459	257,349	(22,890)	(8.9)%

Income before income tax (benefit) expense	77,666	26,923	50,743	n/m
Income tax (benefit) expense	(4,990)	4,642	(9,632)	n/m

Net income	82,656	22,281	60,375	n/m
Net loss (income) attributable to noncontrolling interests	3,575	(1,549)	5,124	n/m

Net income attributable to common shareholders or members	$86,231	$20,732	$65,499	n/m

n/m = not meaningful

The following table presents key operating metrics, including occupancy, ADR, RevPAR and renovation displacement data for our hotels for the years ended December 31, 2013 and 2012, respectively:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Change
Number of hotels(1)	684	682	2
Number of rooms(1)	76,219	75,928	291

Occupancy	74.2%	73.3%	90 bps
ADR	$54.15	$49.77	8.8%
RevPAR	$40.18	$36.46	10.2%

Hotel Inventory (As of December 31)(2):
Platinum Extended Stay America	230	187	43
Silver Extended Stay America	405	446	(41)
Crossland Economy Studios and other	49	49	—

Total number of hotels	684	682	2

Renovation Displacement Data (in thousands, excluding percentages)(2):
Total available room nights	27,722	26,996	726
Room nights displaced from renovation	222	283	(61)
% of available room nights displaced	0.8%	1.0%	(20) bps

(1)	On December 31, 2013, we acquired two hotels from LVP; results of operations of the acquired hotels were included in our consolidated and combined results of operations effective January 1, 2014. On December 13, 2012, we acquired 17 hotels from HFI.
(2)	Please see “—Hotel Reinvestment Program” for a discussion of our phased capital investment program across our portfolio.

Room revenues. Room revenues increased by approximately $129.7 million, or 13.2%, to approximately $1,114.0 million for the year ended December 31, 2013 compared to approximately $984.3 million for the year ended December 31, 2012. Excluding room revenues of approximately $30.1 million related to the 17 HFI hotels for the year ended December 31, 2013 and approximately $1.3 million for the period from December 13, 2012 through December 31, 2012, the increase in room revenues of approximately $100.9 million was due to a 8.9% increase in ADR and a 1.5% increase in occupancy, resulting in a 10.4% increase in RevPAR, which was primarily a result of our hotel reinvestment program, operating and service initiatives and more consistent pricing and discount policies.

Other hotel revenues. Other hotel revenues remained relatively consistent, increasing by approximately $0.9 million, or 5.3%, to approximately $17.8 million for the year ended December 31, 2013 compared to approximately $16.9 million for the year ended December 31, 2012.

Management fees, license fees and other revenues. Management fees, license fees and other revenues decreased by approximately $9.2 million, or 89.6%, to approximately $1.1 million for the year ended December 31, 2013 compared to approximately $10.3 million for the year ended December 31, 2012. Management fees and license fees from managed hotel properties directly correlate with room revenues at those hotel properties and totaled approximately $0.4 million and $2.9 million for the years ended December 31, 2013 and 2012, respectively. The reimbursement of payroll expenses incurred on behalf of the managed hotel properties totaled approximately $0.7 million and $6.6 million for the years ended December 31, 2013 and 2012, respectively. These decreases were due to the fact that the 17 hotels acquired in December 2012 were managed by us during the year ended December 31, 2012, but were owned by us during the year ended December 31, 2013.

Hotel operating expenses. Hotel operating expenses increased by approximately $46.9 million, or 9.5%, to approximately $540.6 million for the year ended December 31, 2013 compared to approximately $493.6 million for the year ended December 31, 2012. Excluding hotel operating expenses of approximately $15.9 million related to the 17 HFI hotels for the year ended December 31, 2013 and approximately $0.7 million for the period from December 13, 2012 through December 31, 2012, the increase in hotel operating expenses of approximately $31.8 million was partly driven by an increase of approximately $8.7 million due to the offering of complimentary grab-and-go breakfast at substantially all of our hotels during the year ended December 31, 2013 as compared to a smaller percentage of our hotels during the year ended December 31, 2012. Also, the increase was related to increases in hotel personnel expense, reservation costs, real estate tax expense, marketing expense due to our increased focus on internet advertising and utilities expense for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Hotel Operating Margin increased to 52.5% for the year ended December 31, 2013 compared to 50.8% for the year ended December 31, 2012. The increase in Hotel Operating Margin was primarily related to our increase in ADR. Total hotel revenues increased by approximately $130.6 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, while Hotel Operating Profit increased by approximately $85.6 million for the same period, which represents an operating margin flow-through, defined as the change in Hotel Operating Profit divided by the change in total room and other hotel revenues, of approximately 65.6%.

General and administrative expenses. General and administrative expenses increased by approximately $19.8 million, or 22.3%, to approximately $108.3 million for the year ended December 31, 2013, compared to approximately $88.5 million for the year ended December 31, 2012. This increase was driven by a $15.8 million increase in equity-based compensation expense, approximately $14.6 million of which related to the modification of the vesting schedules of awards outstanding prior to the Pre-IPO Transactions, as well as $6.0 million in legal fees during the year ended December 31, 2013, both of which related to our initial public offering.

Depreciation and amortization. Depreciation and amortization increased by approximately $38.1 million, or 29.3%, to approximately $168.1 million for the year ended December 31, 2013 compared to approximately $129.9 million for the year ended December 31, 2012. Excluding depreciation expense of approximately $5.8 million related to the 17 HFI hotels for the year ended December 31, 2013 and approximately $0.3 million for the period from December 13, 2012 through December 31, 2012, the increase of approximately $32.7 million in depreciation and amortization was primarily due to an increase in investment in hotel assets as a result of our hotel reinvestment program.

Impairment of long-lived assets. Asset impairments are recorded as required based on an evaluation of property and equipment and intangible assets for impairment. We recognized an impairment charge related to property and equipment of approximately $3.3 million related to four hotel properties and approximately $1.4 million related to one hotel property during the years ended December 31, 2013 and December 31, 2012, respectively.

Managed property payroll expenses. Managed property payroll expenses decreased by approximately $5.9 million, or 89.0%, to approximately $0.7 million for the year ended December 31, 2013 compared to approximately $6.6 million for the year ended December 31, 2012. This decrease was due to the fact that the 17 hotels acquired in December 2012 were managed by us during the year ended December 31, 2012, but were owned by us during the year ended December 31, 2013.

Restructuring expenses. During the year ended December 31, 2013, we initiated an operations restructuring, which changed certain aspects of our property staffing model, for which we incurred costs of approximately $0.6 million. During the year ended December 31, 2011, we initiated a corporate restructuring that we completed during the year ended December 31, 2012, which included, among other things, the relocation of the corporate headquarters to Charlotte, North Carolina, for which we incurred costs of approximately $5.8 million, approximately $2.0 million of which was a non-cash charge related to executive separation payments during the year ended December 31, 2012. For these restructuring programs, expenses included personnel relocation, recruitment and separation payments and other costs. As of December 31, 2013, all costs associated with both of these programs had been incurred.

Acquisition transaction expenses. During the year ended December 31, 2013, we incurred acquisition transaction costs of approximately $0.2 million related to our acquisition of assets of 17 hotels in December 2012 and two hotels in December 2013. During the year ended December 31, 2012, we incurred acquisition transaction costs of approximately $1.7 million related to our acquisition of assets of 17 hotels.

Interest expense, net. Net interest expense decreased by approximately $22.9 million, or 8.9%, to approximately $234.5 million for the year ended December 31, 2013 compared to approximately $257.3 million for the year ended December 31, 2012. The decrease was due to a decrease in debt extinguishment and other costs of approximately $18.1 million as well as a net decrease in contractual interest expense and amortization of deferred financing costs of $5.0 million.

In November 2013, the Corporation entered into the Corporation Revolving Credit Facility and ESH REIT repaid $715.0 million of the 2012 Mezzanine Loans, terminated the Extended Stay LLC revolving credit facility and entered into the ESH REIT Revolving Credit Facility, which resulted in debt extinguishment and other costs of approximately $27.1 million, composed of prepayment penalties of approximately $13.4 million, the write-off of unamortized deferred financing costs of approximately $11.7 million and other costs of approximately $2.0 million. In November 2012, ESH REIT refinanced its then-outstanding mortgage and mezzanine loans, which resulted in debt extinguishment and other costs of approximately $45.1 million, composed of prepayment penalties of approximately $10.5 million, the write-off of unamortized deferred financing costs of approximately $34.4 million and other costs of approximately $0.2 million. As a result of the debt refinancing in 2012, ESH REIT’s total debt increased by approximately $945.1 million and its weighted-average interest rate decreased by approximately 2.0%. This resulted in a net decrease in contractual interest expense and amortization of deferred financing costs of approximately $5.0 million.

Income tax (benefit) expense. Our effective income tax rate decreased by approximately 23.6 percentage points to a benefit of approximately 6.4% for the year ended December 31, 2013 compared to a provision of approximately 17.2% for the year ended December 31, 2012, primarily due to an income tax benefit of approximately $6.6 million related to the 2013 recognition of a net deferred tax asset associated with the change in ESH REIT’s expected distribution policy. Taxable income associated with the Pre-IPO Transactions was exempt from federal tax, as it was generally earned by ESH REIT. The Company’s effective tax rate was lower than the federal statutory rate of 35% due to ESH REIT’s status as a REIT under the provisions of the Code during these periods and the fact that prior to the Pre-IPO Transactions, the income of HVM and ESH Strategies was not taxed at the corporate level due to their limited liability company tax status.

ESH REIT historically distributed 100% of its taxable income. In 2013, deferred tax balances were adjusted to reflect the fact that an estimated 5% of ESH REIT’s future taxable income was expected to be subject to tax. This change in distribution policy resulted in the recognition of a deferred tax asset during 2013 of approximately $7.8 million related to ESH REIT’s net operating loss carryforwards that existed as of December 31, 2012. In addition, net deferred tax liabilities of approximately $1.2 million were recorded during 2013 related to temporary differences expected to be included in taxable income in future periods.

Results of Operations—ESH REIT

Comparison of Years Ended December 31, 2014 and December 31, 2013

ESH REIT owns all of our hotel properties. For the year ended December 31, 2014 and for the period from the Pre-IPO Transactions through December 31, 2013, the consolidated results of operations of ESH REIT include the results of operations of ESH REIT and its subsidiaries, which do not include the Operating Lessees. Further, the results of operations of ESA Management, which performs the management and administrative services previously performed by HVM, are not consolidated within ESH REIT’s results of operations, as ESA Management is owned by the Corporation.

ESH REIT’s consolidated results of operations for periods subsequent to the Pre-IPO Transactions present operating results in a manner which reflects ESH REIT’s legal and corporate structure, including the entity-related changes that were a result of the Pre-IPO Transactions. For example:

•	For the year ended December 31, 2014 and for the period from the Pre-IPO Transactions through December 31, 2013, ESH REIT’s consolidated results of operations reflect ESH REIT’s sole source of revenue, lease rental revenues, which are not eliminated in consolidation due to the fact that ESH REIT does not own the Operating Lessees. Prior to the Pre-IPO Transactions, ESH REIT’s consolidated results of operations reflected room and other hotel revenues, as lease rental revenues and expenses with respect to the operating leases between ESH REIT and its previously owned, consolidated subsidiaries, the Operating Lessees, eliminated in consolidation.

•	For the year ended December 31, 2014 and for the period from the Pre-IPO Transactions through December 31, 2013, ESH REIT’s consolidated results of operations reflect only those hotel operating expenses that are incurred directly by ESH REIT. Prior to the Pre-IPO Transactions, ESH REIT’s consolidated results of operations reflected all hotel operating expenses, whether such costs were incurred by ESH REIT (i.e., real estate tax expense and property insurance expense, which are directly related to the ownership of the hotels) or by the Operating Lessees (i.e., utilities expense, hotel payroll expense, marketing expense and repairs and maintenance expense, which are incurred by the Operating Lessees as prescribed by the operating leases).

•	For the year ended December 31, 2014 and for the period from the Pre-IPO Transactions through December 31, 2013, costs reimbursed to ESA Management do not eliminate in consolidation and are reflected as a component of general and administrative expenses. Prior to the Pre-IPO Transactions, since ESH REIT consolidated the results of operations of HVM, administrative costs paid to HVM eliminated in consolidation, and general and administrative expenses included all of ESH REIT predecessor’s overhead expenses.

The following table presents ESH REIT’s consolidated results of operations for the years ended December 31, 2014 and 2013, including the amount and percentage change in these results between the periods (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Change ($)	Change (%)
Revenues:
Rental revenues from Extended Stay America, Inc.	$684,205	$71,900	$612,305	n/m
Hotel room revenues	—	983,950	(983,950)	n/m
Other hotel revenues	—	15,576	(15,576)	n/m
Management fees and other revenues	—	1,113	(1,113)	n/m

Total revenues	684,205	1,072,539	(388,334)	(36.2)%

Operating expenses:
Hotel operating expenses	93,826	478,727	(384,901)	(80.4)%
General and administrative expenses	15,634	86,676	(71,042)	(82.0)%
Depreciation and amortization	183,033	167,185	15,848	9.5%
Impairment of long-lived assets	—	3,330	(3,330)	n/m
Gain on sale of hotel properties	(864)	—	(864)	n/m
Managed property payroll expenses	—	639	(639)	n/m
Trademark license fees	—	2,998	(2,998)	n/m
Restructuring expenses	—	605	(605)	n/m
Acquisition transaction expenses	—	235	(235)	n/m

Total operating expenses	291,629	740,395	(448,766)	(60.6)%
Other income	269	1,075	(806)	(75.0)%

Income from operations	392,845	333,219	59,626	17.9%
Other non-operating expense	3,629	—	3,629	n/m
Interest expense, net	143,232	233,629	(90,397)	(38.7)%

Income before income tax benefit	245,984	99,590	146,394	n/m
Income tax benefit	(1,110)	(876)	(234)	(26.7)%

Net income	247,094	100,466	146,628	n/m
Net income attributable to noncontrolling interests	—	(730)	730	n/m

Net income attributable to common shareholders or members	$247,094	$99,736	$147,358	n/m

n/m = not meaningful

Rental revenues from Extended Stay America, Inc. Rental revenues were approximately $684.2 million for the year ended December 31, 2014 compared to $71.9 million for the year ended December 31, 2013. For the year ended December 31, 2014 and for the period from the Pre-IPO Transactions through December 31, 2013, the consolidated results of operations of ESH REIT include rental revenues associated with the operating leases, since during these periods, rental revenues were not eliminated in consolidation. Rental revenues consist of fixed minimum rental payments recognized on a straight-line basis over the lease terms plus specified percentages paid by the Operating Lessees on revenues over designated thresholds. Percentage rental revenue of approximately $190.2 million was recognized during the year ended December 31, 2014. For the period from January 1, 2013 through the Pre-IPO Transactions, the consolidated results of operations of ESH REIT included the results of operations of the Operating Lessees. During that period, ESH REIT’s rental revenues, as well as the Operating Lessee’s rental expenses, eliminated in consolidation.

Hotel room revenues. In connection with the Pre-IPO Transactions, ESH REIT transferred the Operating Lessees to the Corporation. ESH REIT’s consolidated results of operations for the year ended December 31,

2014 do not include results of operations of the Operating Lessees while ESH REIT’s consolidated results of operations for the year ended December 31, 2013 included results of operations of the Operating Lessees for the period from January 1, 2013 through the Pre-IPO Transactions.

Other hotel revenues. In connection with the Pre-IPO Transactions, ESH REIT transferred the Operating Lessees to the Corporation. ESH REIT’s consolidated results of operations for the year ended December 31, 2014 do not include results of operations of the Operating Lessees while ESH REIT’s consolidated results of operations for the year ended December 31, 2013 included the results of operations of the Operating Lessees for the period from January 1, 2013 through the Pre-IPO Transactions.

Management fees and other revenues. ESA Management, a subsidiary of the Corporation, acquired all of the assets and assumed all of the liabilities of HVM in connection with the Pre-IPO Transactions. ESH REIT’s consolidated results of operations for the year ended December 31, 2014 do not include results of operations of ESA Management while ESH REIT’s consolidated results of operations for the year ended December 31, 2013 included results of operations of HVM for the period from January 1, 2013 through the Pre-IPO Transactions.

Hotel operating expenses. In connection with the Pre-IPO Transactions, ESH REIT transferred the Operating Lessees to the Corporation. ESH REIT’s consolidated results of operations for the year ended December 31, 2014 do not include results of operations of the Operating Lessees while ESH REIT’s consolidated results of operations for the year ended December 31, 2013 included results of operations of the Operating Lessees for the period from January 1, 2013 through the Pre-IPO Transactions. Hotel operating expenses decreased by approximately $384.9 million, or 80.4%, to approximately $93.8 million for the year ended December 31, 2014 compared to approximately $478.7 million for the year ended December 31, 2013. This decrease was due to the fact that for the year ended December 31, 2014, hotel operating expenses include only those expenses directly related to ownership of the hotels, such as real estate tax expense and property insurance expense, and do not include hotel operating expenses incurred by the Operating Lessees.

Subsequent to the Pre-IPO Transactions, Hotel Operating Margin is not a relevant operating measure for ESH REIT as its sole source of revenue is rental revenue generated from leasing the hotel properties and its hotel operating expenses are limited to expenses directly related to ownership of the hotels.

General and administrative expenses. ESA Management acquired all of the assets and assumed all of the liabilities of HVM in connection with the Pre-IPO Transactions. ESH REIT’s consolidated results of operations for the year ended December 31, 2014 do not include results of operations of ESA Management while ESH REIT’s consolidated results of operations for the year ended December 31, 2013 included results of operations of HVM for the period from January 1, 2013 through the Pre-IPO Transactions. General and administrative expenses decreased by approximately $71.0 million, or 82.0%, to approximately $15.6 million for the year ended December 31, 2014 compared to approximately $86.7 million for the year ended December 31, 2013. This decrease was mainly due to the fact that for the year ended December 31, 2014, general and administrative expenses do not include expenses of ESA Management. For the year ended December 31, 2014, general and administrative expenses include professional fees, including legal, audit, tax, board and other fees of approximately $5.0 million, public company transition costs of approximately $1.4 million, which include approximately $0.7 million of secondary offering costs, and consulting fees of approximately $1.9 million related to implementation of certain key strategic initiatives, including review of our corporate infrastructure. Also included are reimbursed costs of approximately $7.3 million that ESH REIT incurred under its services agreement with ESA Management for certain overhead services performed on ESH REIT’s behalf, which include services related to shared executive management, accounting, financial analysis, training and technology, as well as payroll and related expenses of ESH REIT employees.

Depreciation and amortization. Depreciation and amortization increased by approximately $15.8 million, or 9.5%, to approximately $183.0 million for the year ended December 31, 2014 compared to approximately $167.2 million for the year ended December 31, 2013. The increase in depreciation and amortization was primarily due to an increase in investment in hotel assets as a result of our hotel reinvestment program.

Impairment of long-lived assets. Asset impairments are recorded as required based on an evaluation of property and equipment and intangible assets for impairment. No impairment charges were incurred by ESH REIT during the year ended December 31, 2014. During the year ended December 31, 2013, ESH REIT recognized an impairment charge related to property and equipment of approximately $3.3 million related to four hotel properties.

Gain on sale of hotel properties. In July 2014, ESH REIT recorded a gain on sale of hotel properties of approximately $0.9 million related to the sale of our two Hometown Inn-branded hotels.

Managed property payroll expenses. ESA Management acquired all of the assets and assumed all of the liabilities of HVM in connection with the Pre-IPO Transactions. ESH REIT’s consolidated results of operations for the year ended December 31, 2014 do not include results of operations of ESA Management while ESH REIT’s consolidated results of operations for the year ended December 31, 2013 included results of operations of HVM for the period from January 1, 2013 through the Pre-IPO Transactions.

Trademark license fees. In connection with the Pre-IPO Transactions, ESH REIT transferred the Operating Lessees to the Corporation. ESH REIT’s consolidated results of operations for the year ended December 31, 2014 do not include results of operations of the Operating Lessees while ESH REIT’s consolidated results of operations for the year ended December 31, 2013 included results of operations of the Operating Lessees for the period from January 1, 2013 through the Pre-IPO Transactions.

Restructuring expenses. During the year ended December 31, 2013, HVM initiated an operations restructuring which changed certain aspects of its property staffing model, and incurred costs of approximately $0.6 million that consisted of personnel relocation, recruitment and separation payments. No restructuring expenses were incurred during the year ended December 31, 2014.

Acquisition transaction expenses. During the year ended December 31, 2013, ESH REIT incurred acquisition transaction costs of approximately $0.2 million related to the acquisition of assets of 17 hotels in December 2012 and two hotels in December 2013. No acquisition transaction expenses were incurred during the year ended December 31, 2014.

Other-non operating expense. During the year ended December 31, 2014, ESH REIT recognized a non-cash foreign currency transaction loss of approximately $3.6 million related to the appreciation of the U.S. dollar versus the Canadian dollar at one of ESH REIT’s Canadian currency-based entities which has U.S. dollar denominated debt.

Interest expense, net. In the fourth quarter of 2013 and subsequent to the Offering, ESH REIT repaid $715.0 million of the 2012 Mezzanine Loans, terminated the Extended Stay LLC revolving credit facility and entered into the ESH REIT Revolving Credit Facility. In the second quarter of 2014, ESH REIT repaid the remaining outstanding $365.0 million of the 2012 Mezzanine Loans using principally all of the net proceeds from its 2014 Term Loan. As a result of these transactions, ESH REIT’s total debt decreased by approximately $714.2 million, or 19.8%, from approximately $3.6 billion as of September 30, 2013 to approximately $2.9 billion as of December 31, 2014, and its weighted-average interest rate decreased from approximately 5.4% as of September 30, 2013 to approximately 3.9% as of December 31, 2014.

For the year ended December 31, 2014, net interest expense decreased by approximately $90.4 million, or 38.7%, to approximately $143.2 million compared to approximately $233.6 million for the year ended December 31, 2013. For the year ended December 31, 2014, net interest expense includes approximately $9.4 million of debt extinguishment and other costs incurred in connection with the 2012 Mezzanine Loan prepayments of $365.0 million made during the second quarter, which consist of prepayment penalties and other costs of approximately $4.3 million and the write-off of unamortized deferred financing costs of approximately $5.1 million. For the year ended December 31, 2013, net interest expense included approximately $26.9 million of debt extinguishment and other costs incurred in connection with the 2012 Mezzanine Loan prepayment of

$715.0 million made during the fourth quarter, the establishment of the ESH REIT Revolving Credit Facility and the termination of the Extended Stay LLC revolving credit facility, which consisted of prepayment penalties and other costs of approximately $15.2 million and the write off of unamortized deferred financing costs of approximately $11.7 million.

Income tax benefit. ESH REIT’s effective income tax rate was approximately (0.5)% for the year ended December 31, 2014 compared to (0.9)% for the year ended December 31, 2013, primarily due to the 2013 recognition of a deferred tax benefit of approximately $6.6 million primarily related to net operating loss carryforwards recognized in connection with the change in ESH REIT’s distribution policy. ESH REIT’s effective tax rate is lower than the federal statutory rate of 35% due to its status as a REIT under the provisions of the Code, although ESH REIT will incur federal and state income tax at statutory rates on its taxable income not distributed.

Comparison of Years Ended December 31, 2013 and December 31, 2012

As of December 31, 2013, ESH REIT owned 684 hotels consisting of approximately 76,200 rooms. As of December 31, 2012, ESH REIT owned 682 hotels consisting of approximately 75,900 rooms.

The following table presents ESH REIT’s consolidated results of operations for the years ended December 31, 2013 and 2012, including the amount and percentage change in these results between the periods (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Change ($)	Change (%)
Revenues:
Rental revenues from Extended Stay America, Inc.	$71,900	$—	$71,900	n/m
Hotel room revenues	983,950	984,273	(323)	0.0%
Other hotel revenues	15,576	16,898	(1,322)	(7.8)%
Management fees and other revenues	1,113	10,346	(9,233)	(89.2)%

Total revenues	1,072,539	1,011,517	61,022	6.0%

Operating expenses:
Hotel operating expenses	478,727	493,635	(14,908)	(3.0)%
General and administrative expenses	86,676	87,807	(1,131)	(1.3)%
Depreciation and amortization	167,185	129,938	37,247	28.7%
Impairment of long-lived assets	3,330	1,420	1,910	n/m
Managed property payroll expenses	639	6,600	(5,961)	(90.3)%
Trademark license fees	2,998	3,004	(6)	(0.2)%
Restructuring expenses	605	5,763	(5,158)	(89.5)%
Acquisition transaction expenses	235	1,675	(1,440)	(86.0)%

Total operating expenses	740,395	729,842	10,553	1.4%
Other income	1,075	384	691	n/m

Income from operations	333,219	282,059	51,160	18.1%
Interest expense, net	233,629	257,349	(23,720)	(9.2)%

Income before income tax (benefit) expense	99,590	24,710	74,880	n/m
Income tax (benefit) expense	(876)	4,642	(5,518)	n/m

Net income	100,466	20,068	80,398	n/m
Net income attributable to noncontrolling interests	(730)	(1,549)	819	n/m

Net income attributable to common shareholders or members	$99,736	$18,519	$81,217	n/m

n/m = not meaningful

Rental revenues from Extended Stay America, Inc. Consolidated rental revenues were approximately $71.9 million for the year ended December 31, 2013 compared to $0 for the year ended December 31, 2012. For the period from January 1, 2013 through the Pre-IPO Transactions, the consolidated results of operations of ESH REIT included the results of operations of the Operating Lessees. Therefore, during that period, ESH REIT’s rental revenues, as well as the Operating Lessee’s rental expenses, eliminated in consolidation. For the period from the Pre-IPO Transactions through December 31, 2013, the consolidated results of operations of ESH REIT did not include the results of operations of the Operating Lessees. Therefore, during that period, rental revenues were not eliminated in consolidation. Rental revenues consist of fixed minimum rental payments recognized on a straight-line basis over the lease term plus specified percentages paid by the Operating Lessees on revenues over designated thresholds.

Hotel room revenues. In connection with the Pre-IPO Transactions, ESH REIT transferred the Operating Lessees to the Corporation; therefore, ESH REIT’s consolidated results of operations for the year ended December 31, 2013 included results of operations of the Operating Lessees for the period from January 1, 2013 through the Pre-IPO Transactions. ESH REIT’s consolidated results of operations for the year ended December 31, 2012 included the results of operations of the Operating Lessees for the full year.

Hotel room revenues decreased by approximately $0.3 million, to approximately $984.0 million for the year ended December 31, 2013 compared to approximately $984.3 million for the year ended December 31, 2013. Excluding room revenues of approximately $26.3 million related to the 17 HFI hotels for the year ended December 31, 2013 and approximately $1.3 million for the period from December 13, 2012 through December 31, 2012, room revenues decreased by approximately $25.3 million. The decrease was due to the fact that for the year ended December 31, 2013, subsequent to the Pre-IPO Transactions, room revenues did not include the room revenues of the Operating Lessees. The decrease, therefore, was a result of the inclusion of slightly greater than ten months of Operating Lessee room revenues in the year ended December 31, 2013 as compared with the inclusion of a full year of Operating Lessee room revenues in the year ended December 31, 2012.

Other hotel revenues. Other hotel revenues decreased by approximately $1.3 million, or 7.8%, to approximately $15.6 million for the year ended December 31, 2013 compared to approximately $16.9 million for the year ended December 31, 2012. Excluding other hotel revenues of approximately $0.3 million related to the 17 HFI hotels for the year ended December 31, 2013 and $0 for the period from December 13, 2012 through December 31, 2012, other hotel revenues decreased by approximately $1.6 million. The decrease was a result of the inclusion of other hotel revenues related to the Operating Lessees for the period from January 1, 2013 through the Pre-IPO Transactions in the year ended December 31, 2013 as compared with the inclusion of other hotel revenues related to the Operating Lessees for the full year ended December 31, 2012.

Management fees and other revenues. ESA Management acquired all of the assets and assumed all of the liabilities of HVM in connection with the Pre-IPO Transactions; therefore, ESH REIT’s consolidated results of operations for the year ended December 31, 2013 included results of operations of HVM for the period from January 1, 2013 through the Pre-IPO Transactions. ESH REIT’s consolidated results of operations for the year ended December 31, 2012 included the results of operations for HVM for the full year.

Management fees and other revenues decreased by approximately $9.2 million, or 89.2%, to approximately $1.1 million for the year ended December 31, 2013 compared to approximately $10.3 million for the year ended December 31, 2012. Management fees from managed hotel properties totaled approximately $0.5 million and $2.9 million for the years ended December 31, 2013 and 2012, respectively. The reimbursement of payroll expenses incurred on behalf of the managed hotel properties totaled approximately $0.6 million and $6.6 million for the years ended December 31, 2013 and 2012, respectively. These decreases were due to the fact that the 17 hotels acquired in December 2012 were managed by HVM during most of the year ended December 31, 2012, but were owned during the year ended December 31, 2013. For the period from the Pre-IPO Transactions through December 31, 2013, the consolidated results of operations of ESH REIT did not include the results of operations of the management entity.

Hotel operating expenses. In connection with the Pre-IPO Transactions, ESH REIT transferred the Operating Lessees to the Corporation; therefore, ESH REIT’s consolidated results of operations for the year ended December 31, 2013 included results of operations of the Operating Lessees for the period from January 1, 2013 through the Pre-IPO Transactions. ESH REIT’s consolidated results of operations for the year ended December 31, 2012 included the results of operations of the Operating Lessees for the full year.

Hotel operating expenses decreased by approximately $14.9 million, or 3.0%, to approximately $478.7 million for the year ended December 31, 2013 compared to approximately $493.6 million for the year ended December 31, 2012. Excluding hotel operating expenses of approximately $13.4 million related to the 17 HFI hotels for the year ended December 31, 2013 and approximately $0.7 million for the period from December 13, 2012 through December 31, 2012, hotel operating expenses decreased by approximately $27.6 million. This decrease was due to the fact that for the year ended December 31, 2013, subsequent to the Pre-IPO Transactions, hotel operating expenses included only those hotel operating expenses directly related to ownership of the hotels, such as real estate tax expense and property insurance expense, and did not include hotel operating expenses incurred by the Operating Lessees. The decrease, therefore, was a result of the inclusion of slightly greater than ten months of Operating Lessee hotel operating expenses in the year ended December 31, 2013 as compared with the inclusion of a full year of Operating Lessee hotel operating expenses in the year ended December 31, 2012.

Subsequent to the Pre-IPO Transactions, Hotel Operating Margin is not a relevant operating measure for ESH REIT as its sole source of consolidated revenue is rental revenue generated from leasing the hotel properties, and its hotel operating expenses represent only a portion of the hotels’ total operating expenses, specifically those related to the ownership of, but not the operation of, the hotels.

General and administrative expenses. General and administrative expenses decreased by approximately $1.1 million, or 1.3%, to approximately $86.7 million for the year ended December 31, 2013, compared to approximately $87.8 million for the year ended December 31, 2012. The overall decrease was due to a decrease in consulting expenses of approximately $4.3 million related to the implementation of certain key strategic initiatives, including services related to pricing and yield management projects, as well as a decrease in payroll related expenses of approximately $3.2 million for the period from the Pre-IPO Transactions through December 31, 2013, during which the management entity was not consolidated with or by ESH REIT. This decrease was offset by an increase of approximately $9.0 million in public company costs as a result of the Offering completed in November 2013.

Depreciation and amortization. Depreciation and amortization increased by approximately $37.2 million, or 28.7%, to approximately $167.2 million for the year ended December 31, 2013 compared to approximately $129.9 million for the year ended December 31, 2012. Excluding depreciation expense of approximately $5.8 million related to the 17 HFI hotels for the year ended December 31, 2013 and approximately $0.3 million for the period from December 13, 2012 through December 31, 2012, the increase of approximately $31.8 million in depreciation and amortization was primarily due to an increase in investment in hotel assets as a result of our hotel reinvestment program.

Impairment of long-lived assets. Asset impairments are recorded as required based on an evaluation of property and equipment and intangible assets for impairment. ESH REIT recognized an impairment charge related to property and equipment of approximately $3.3 million related to four hotel properties and approximately $1.4 million related to one hotel property during the years ended December 31, 2013 and 2012, respectively.

Managed property payroll expenses. Managed property payroll expenses decreased by approximately $6.0 million, or 90.3%, to approximately $0.6 million for the year ended December 31, 2013 compared to approximately $6.6 million for the year ended December 31, 2012. This decrease was due to the fact that the 17 hotels acquired in December 2012 were managed by HVM during the year ended December 31, 2012, but were owned during the year ended December 31, 2013.

Trademark license fees. Trademark license fees remained consistent at $3.0 million for the years ended December 31, 2013 and 2012. Prior to the Pre-IPO Transactions, ESH REIT owned the Operating Lessees, which pay fees to ESH Strategies for the use of their trademark licenses. Trademark license fees are directly correlated with hotel room revenues at the hotel properties. Subsequent to the Pre-IPO Transactions, ESH REIT no longer owns the Operating Lessees.

Restructuring expenses. During the year ended December 31, 2013, HVM initiated an operations restructuring which changed certain aspects of its property staffing model and incurred costs of approximately $0.6 million. During the year ended December 31, 2011, HVM initiated a corporate restructuring that was completed during the year ended December 31, 2012, which included, among other things, the relocation of the corporate headquarters to Charlotte, North Carolina, and incurred costs of approximately $5.8 million, approximately $2.0 million of which was a non-cash charge related to executive separation payments during the year ended December 31, 2012. For these restructuring programs, expenses included personnel relocation, recruitment and separation payments and other costs. As of the Pre-IPO Transactions, all costs associated with both of these programs had been incurred.

Acquisition transaction expenses. During the year ended December 31, 2013, ESH REIT incurred acquisition transaction costs of approximately $0.2 million related to ESH REIT’s acquisition of assets of 17 hotels in December 2012 and two hotels in December 2013. During the year ended December 31, 2012, ESH REIT incurred acquisition transaction costs of approximately $1.7 million related to its acquisition of assets of 17 hotels.

Interest expense, net. Net interest expense decreased by approximately $23.7 million, or 9.2%, to approximately $233.6 million for the year ended December 31, 2013 compared to approximately $257.3 million for the year ended December 31, 2012. The decrease is due to a decrease in debt extinguishment and other costs of approximately $18.2 million as well as a net decrease in contractual interest expense and amortization of deferred financing costs of $5.2 million.

In November 2013, ESH REIT repaid $715.0 million of the 2012 Mezzanine Loans, terminated the Extended Stay LLC revolving credit facility and entered into the ESH REIT Revolving Credit Facility, which resulted in debt extinguishment and other costs of approximately $26.9 million, composed of prepayment penalties of approximately $13.4 million, the write-off of unamortized deferred financing costs of approximately $11.7 million and other costs of approximately $1.8 million. In November 2012, ESH REIT refinanced its then-outstanding mortgage and mezzanine loans, which resulted in debt extinguishment and other costs of approximately $45.1 million, composed of prepayment penalties of approximately $10.5 million, the write-off of unamortized deferred financing costs of approximately $34.4 million and other costs of approximately $0.2 million. As a result of the debt refinancing in 2012, ESH REIT’s total debt increased by approximately $945.1 million and its weighted-average interest rate decreased by approximately 2.0%. This resulted in a net decrease in contractual interest expense and amortization of deferred financing costs of approximately $5.2 million.

Income tax (benefit) expense. ESH REIT’s effective income tax rate decreased by approximately 19.7 percentage points to a benefit of approximately 0.9% for the year ended December 31, 2013 compared to a provision of approximately 18.8% for the year ended December 31, 2012, primarily due to an income tax benefit of approximately $6.6 million related to the 2013 recognition of a net deferred tax asset associated with the change in ESH REIT’s expected distribution policy. ESH REIT’s effective tax rate was lower than the federal statutory rate of 35% due to its status as a REIT under the provisions of the Code during these periods and the fact that prior to the Pre-IPO Transactions, the income of HVM was not taxed at the corporate level due to its limited liability company tax status.

ESH REIT historically distributed 100% of its taxable income. In 2013, deferred tax balances were adjusted to reflect the fact that an estimated 5% of ESH REIT’s future taxable income was expected to be subject to tax. This change in distribution policy resulted in the recognition of a deferred tax asset during 2013 of approximately

$7.8 million related to ESH REIT’S net operating loss carryforwards that existed as of December 31, 2012. In addition, net deferred tax liabilities of approximately $1.2 million were recorded during 2013 related to temporary differences expected to be included in taxable income in future periods.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA

EBITDA is defined as net income excluding: (1) net interest expense; (2) income tax expense (benefit); and (3) depreciation and amortization. EBITDA is a commonly used measure of performance in many industries. The Company believes that EBITDA provides useful information to investors regarding our operating performance as it helps us and investors evaluate the ongoing performance of our hotels after removing the impact of our capital structure, primarily interest expense, our corporate structure, primarily income tax expense and our asset base, primarily depreciation and amortization. We believe that the use of EBITDA facilitates comparisons between us and other lodging companies, hotel owners and capital-intensive companies. Additionally, EBITDA is a measure that is widely used by management in our annual budgeting and compensation planning processes.

The Company uses Adjusted EBITDA when evaluating our performance because we believe the adjustment for certain additional items, described below, provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted EBITDA, when combined with the GAAP presentation of net income, net income per common share and cash flow provided by operating activities, is beneficial to the overall understanding of our ongoing operating performance. We adjust EBITDA for the following items and refer to this measure as Adjusted EBITDA:

•	Non-cash equity-based compensation—We exclude non-cash charges related to the amortization of equity-based compensation awards to employees and directors.

•	Other non-operating (income) expense—We exclude the effect of other non-operating income or expense, as we believe non-cash foreign currency transaction gain or loss is not reflective of ongoing or future operating performance.

•	Impairment of long-lived assets—We exclude the effect of impairment losses recorded on property and equipment and intangible assets, as we believe they are not reflective of ongoing or future operating performance.

•	(Gain) loss on sale of hotel properties—We exclude the gain or loss on the sale of hotel properties, as we believe they are not reflective of ongoing or future operating performance.

•	Restructuring expenses—We exclude restructuring expenses that include employee separation payments and other restructuring costs, as we believe they are not reflective of ongoing or future operating performance.

•	Acquisition transaction expenses—Transaction related expenses associated with the acquisition of hotels are expensed when incurred. We exclude the effect of these costs, as we believe they are not reflective of ongoing or future operating performance.

•	Other (income) expenses —We exclude the effect of income or expenses that we do not consider reflective of ongoing or future operating performance including the following: costs related to preparations for our initial public offering and public company transition costs (including secondary offering costs), consulting fees related to the implementation of certain key strategic initiatives and the loss on disposal of assets.

EBITDA and Adjusted EBITDA as presented may not be comparable to similar measures calculated by other companies. This information should not be considered as an alternative to net income, net income per common share, cash flow from operations or any other operating performance measure calculated in accordance with GAAP. Cash expenditures for various real estate or hotel assets such as capital expenditures, interest expense and other items have been and will continue to be incurred and are not reflected in EBITDA or Adjusted EBITDA. Management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions and assessments of operating performance. The Company’s consolidated and combined statements of operations and cash flows include capital expenditures, net interest expense and other excluded items, all of which should be considered when evaluating our performance, in addition to our non-GAAP financial measures. Additionally, EBITDA and Adjusted EBITDA should not solely be considered as measures of our liquidity or indicative of funds available to fund our cash needs, including our ability to pay distributions.

EBITDA and Adjusted EBITDA are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single enterprise, which is reflected in the consolidated and combined Company results of operations; therefore, we believe these performance measures are meaningful for the Company only. The following table provides a reconciliation of net income to EBITDA and Adjusted EBITDA for the Company for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
Net income	$150,554		$82,656		$22,281
Interest expense, net	149,364		234,459		257,349
Income tax expense (benefit)	45,057		(4,990)		4,642
Depreciation and amortization	187,207		168,053		129,938

EBITDA	532,182		480,178		414,210
Non-cash equity-based compensation	8,803		20,168		4,409
Other non-operating expense	3,763		—		—
Impairment of long-lived assets	2,300		3,330		1,420
Gain on sale of hotel properties	(864)		—		—
Restructuring expenses	—		605		5,763
Acquisition transaction expenses	—		235		1,675
Other expenses	10,476	(1)	14,094	(2)	7,431	(3)

Adjusted EBITDA	$556,660		$518,610		$434,908

(1)	Includes public company transition costs of approximately $3.0 million, including approximately $1.5 million in secondary offering costs, consulting fees related to implementation of certain key strategic initiatives, including review of our corporate infrastructure of approximately $1.9 million, and loss on disposal of assets of approximately $5.6 million.
(2)	Includes costs related to preparations for our initial public offering, consisting primarily of the Pre-IPO Transactions, of approximately $11.2 million and loss on disposal of assets of approximately $2.9 million.
(3)	Includes costs related to preparations for our initial public offering, consisting primarily of the Pre-IPO Transactions, of approximately $1.6 million, consulting fees related to implementation of certain key strategic initiatives, including services related to pricing and yield management projects, of approximately $4.9 million and loss on disposal of assets of approximately $0.9 million.

Hotel Operating Profit and Hotel Operating Margin

Hotel Operating Profit and Hotel Operating Margin measure hotel-level operating results prior to debt service, depreciation and amortization and general and administrative expenses and are supplemental measures of aggregate hotel-level profitability used by management to evaluate the operating profitability of our hotels. We define Hotel Operating Profit as the sum of room and other hotel revenues less hotel operating expenses (excluding loss on disposal of assets) and Hotel Operating Margin as the ratio of Hotel Operating Profit divided by the sum of room and other hotel revenues.

Hotel Operating Profit and Hotel Operating Margin are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single enterprise, which is reflected in the consolidated and combined Company results of operations; therefore, we believe these performance measures are meaningful for the Company only. The following table provides a reconciliation of room revenues, other hotel revenues and hotel operating expenses (excluding loss on disposal of assets) to Hotel Operating Profit and Hotel Operating Margin for the Company for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Room revenues	$1,195,816	$1,113,956	$984,273
Other hotel revenues	17,659	17,787	16,898

Total hotel revenues	1,213,475	1,131,743	1,001,171
Hotel operating expenses(1)	586,497	537,661	492,722

Hotel Operating Profit	$626,978	$594,082	$508,449

Hotel Operating Margin	51.7%	52.5%	50.8%

(1)	Excludes loss on disposal of assets of approximately $5.6 million, $2.9 million and $0.9 million, respectively.

Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share

We present Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share as supplemental measures of the Company’s operating performance. We believe that these are useful measures for investors since our Paired Shares, directly through the common stock of the Corporation and Class B common stock of ESH REIT, and indirectly through the Corporation’s ownership of the Class A common stock of ESH REIT, entitle holders of our Paired Shares to participate in 100% of the common equity and earnings of both the Corporation and ESH REIT. As required by GAAP, net income attributable to common shareholders excludes earnings attributable to ESH REIT’s Class B common shares, a noncontrolling interest. Based on the limitation on transfer provided for in each of the Corporation’s and ESH REIT’s charters, shares of common stock of the Corporation and shares of Class B common stock of ESH REIT are transferrable and tradable only in combination as units, each unit consisting of one share of the Corporation’s common stock and one share of ESH REIT Class B common stock. As a result, we believe that Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share represent useful measures to holders of our Paired Shares.

Paired Share Income is defined as the sum of net income attributable to common shareholders or members and noncontrolling interests attributable to Class B common shares of ESH REIT. Adjusted Paired Share Income is defined as Paired Share Income adjusted for items that, net of income taxes, we believe are not reflective of our ongoing or future operating performance. We adjust Paired Share Income for the following items, net of income taxes, and refer to this measure as Adjusted Paired Share Income: debt extinguishment costs, other non-operating (income) expense (including foreign currency transaction gain or loss), impairment of long-lived assets, (gain) loss on sale of hotel properties, restructuring expenses, acquisition transaction expenses and other (income) expenses, such as costs related to our initial public offering, public company transition costs (including secondary offering costs), consulting fees related to certain key strategic initiatives and the loss on disposal of assets. With the exception of equity-based compensation, an ongoing charge, and debt extinguishment costs, these adjustments (other than the effect of income taxes) are the same as those used in the reconciliation of EBITDA to Adjusted EBITDA.

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

Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share should not be considered as an alternative to net income of the Company, net income of the Corporation, net income of ESH REIT, net income per share of common stock of the Corporation, net income per share of Class A or Class B common stock of ESH REIT or any other operating measure calculated in accordance with GAAP.

Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single enterprise, which is reflected in the consolidated and combined Company results of operations; therefore, we believe these performance measures are meaningful for the Company only. The following table provides a reconciliation of net income attributable to common shareholders or members to Paired Share Income, Adjusted Paired Share Income and a calculation of Adjusted Paired Share Income per Paired Share for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per Paired Share data):

	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
Net income attributable to common shareholders or members	$39,596		$86,231		$20,732
Noncontrolling interests attributable to Class B common shares of ESH REIT	110,942		(4,305	)(1)	—

Paired Share Income	150,538		81,926		20,732
Debt extinguishment costs	7,185		22,984		36,593
Other non-operating expense	2,871		—		—
Impairment of long-lived assets	1,771		3,245		1,420
Gain on sale of hotel properties	(659)		—		—
Restructuring expenses	—		576		4,772
Acquisition transaction expenses	—		229		1,360
Other expenses	8,005	(2)	12,869	(3)	6,153	(4)

Adjusted Paired Share Income	$169,711		$121,829		$71,030

Adjusted Paired Share Income per Paired Share – basic	$0.83		$0.70		$0.42

Adjusted Paired Share Income per Paired Share – diluted	$0.83		$0.69		$0.41

Weighted average Paired Shares outstanding – basic	203,548		174,894		169,816

Weighted average Paired Shares outstanding – diluted	204,508		176,268		171,796

(1)	Prior to the change in our legal and corporate structure in November 2013, which occurred in connection with the Corporation’s and ESH REIT’s initial public offering, no portion of the Company’s (i.e., the Paired Shares’) noncontrolling interests represented interests attributable to the Class B common shares of ESH REIT.

(2)	Includes public company transition costs of approximately $3.0 million pre-tax, including approximately $1.5 million pre-tax in secondary offering costs, consulting fees related to implementation of certain key strategic initiatives, including review of our corporate infrastructure of approximately $1.9 million pre-tax, and loss on disposal of assets of approximately $5.6 million pre-tax, which total approximately $8.0 million after-tax.
(3)	Includes costs related to preparations for our initial public offering, consisting primarily of the Pre-IPO Transactions, of approximately $11.2 million pre-tax and loss on disposal of assets of approximately $2.9 million pre-tax, which total approximately $12.9 million after-tax.
(4)	Includes costs related to preparations for our initial public offering, consisting primarily of the Pre-IPO Transactions, of approximately $1.6 million pre-tax, consulting fees related to implementation of certain key strategic initiatives, including services related to pricing and yield management projects, of approximately $4.9 million pre-tax and loss on disposal of assets of approximately $0.9 million pre-tax, which total approximately $6.2 million after-tax.

Inflation

We do not believe that inflation had a material effect on our business during the years ended December 31, 2014, 2013 or 2012. Although we believe that increases in the rate of inflation will generally result in comparable increases in hotel room rates, severe inflation could contribute to a slowing of the national economy. Such a slowdown could result in a reduction in room rates and fewer room reservations, negatively impacting our revenues and net income.

Liquidity and Capital Resources

Company Overview

On a consolidated and combined basis, we have historically generated significant cash flow from operations and have financed our ongoing business primarily with existing cash and cash flow generated from operations. We generated cash flow from operations of approximately $370.5 million for the year ended December 31, 2014. Our current liquidity requirements consist primarily of funds necessary to pay for operating expenses directly associated with our hotels, recurring maintenance and capital expenditures necessary to maintain our hotels, general and administrative expenses, interest expense, scheduled principal payments on ESH REIT’s outstanding indebtedness and required ESH REIT distributions. In addition to recurring maintenance and capital expenditures necessary to maintain our hotels, we are also performing, and expect to continue to perform, renovations to our hotels. See “—Capital Expenditures—Hotel Reinvestment Program.” We expect to fund our hotel reinvestment program from a combination of cash on hand, cash flow from operations and/or borrowings under our revolving credit facilities, as needed. Other long-term liquidity requirements may include the need to obtain funds to acquire or construct additional hotels.

The Company had cash and cash equivalents of approximately $121.3 million and restricted cash of approximately $73.4 million at December 31, 2014. Based upon the current level of operations, management believes that our cash flow from operations together with our cash balances and available borrowings under our revolving credit facilities (as described in “—Our Indebtedness”) will be adequate to meet our anticipated funding requirements and business objectives for the foreseeable future. We regularly review our capital structure and at any time may refinance or repay existing indebtedness, incur new indebtedness or issue debt or equity securities.

In December 2014, ESH REIT exercised its first of three one-year options to extend the original maturity date of Component A of the 2012 Mortgage Loan, whose principal balance is approximately $348.0 million, to December 1, 2015. Assuming we exercise the remaining two one-year extension options, which are subject to limited conditions, to extend the maturity of this debt, our long-term liquidity requirements will include funds for principal payments on ESH REIT’s 2012 Mortgage Loan and 2014 Term Loan maturing between December

2017 and December 2019. The 2015 extension conditions include providing an adequate extension notice period, the extension or renewal of an interest rate cap, as well as the requirement that none of the borrowing entities be in default, as defined. The 2016 extension conditions include the same conditions as the 2015 extension, as well as the requirement of a specified Extension Debt Yield, as defined, of 17.5%. Our long-term liquidity requirements will also include the repayment of any outstanding amounts due under our revolving credit facilities which mature in November 2016.

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

The Corporation

The Corporation’s primary source of liquidity is distribution income it receives in respect of its ownership of approximately 55% of the common stock of ESH REIT. Although not a source of liquidity for the year ended December 31, 2014, other potential sources of liquidity include income from the operations of the Operating Lessees, ESA Management and ESH Strategies.

The Corporation has accumulated, and we expect that it will continue to accumulate, cash. We expect that over time it will return cash to ESH REIT in order to fund the renovation, acquisition or construction of new hotels, the repayment of debt and for other corporate purposes. The Corporation may transfer cash to ESH REIT through the purchase of additional shares of Class A common stock, which would increase its ownership of ESH REIT and reduce the Company’s overall tax efficiency. The Corporation may also lend funds to ESH REIT through the execution of an unsecured intercompany credit facility. The covenants of any such unsecured intercompany credit facility would be expected to be customary for similar debt securities in light of then-prevailing market conditions. In accordance with existing restrictions under the ESH REIT Revolving Credit Facility and 2014 Term Loan, any such credit facility would have an aggregate principal amount of no more than $200 million (up to $300 million allowed under the 2014 Term Loan), a maturity date which may not be earlier than 91 days after the ESH REIT Revolving Credit Facility maturity date (as such date may be extended) or the 2014 Term Loan and be junior in right of payment to the ESH REIT Revolving Credit Facility and 2014 Term Loan pursuant to a subordination agreement to be entered into. Entering into an unsecured intercompany credit facility and the terms of such credit facility are subject to a number of factors, and we may not enter into an intercompany credit facility at all.

The Corporation may pay distributions on its common stock to meet all or a portion of our expected distribution rate on our Paired Shares. The Corporation’s Board of Directors has not declared any distributions on the Corporation’s common stock and currently has no intention to do so, except as described in “Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distribution Policies.” The payment of any future distributions will be at the discretion of the Corporation’s Board of Directors. Any such distributions will be made subject to the Corporation’s compliance with applicable law, and will depend on, among other things, the receipt by the Corporation of distributions from ESH REIT in respect of the Class A common stock, the Corporation’s results of operations and financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in any existing and future debt agreements of the Corporation and ESH REIT and in any preferred stock and other factors that the Corporation’s Board of Directors may deem relevant.

Based upon the current level of operations, management believes that the Corporation’s cash position, cash flow from operations and available borrowings under the Corporation Revolving Credit Facility will be adequate to meet all of the Corporation’s funding requirements and business objectives for the foreseeable future.

ESH REIT

ESH REIT’s primary source of liquidity is rental revenue derived from contractual lease obligations with the Operating Lessees. ESH REIT’s primary use of liquidity is fixed costs of ownership of the hotel properties, including interest expense, scheduled principal payments on its outstanding indebtedness, real estate tax expense, property insurance expense, capital expenditures, including those capital expenditures related to our hotel reinvestment program, and the payment of distributions. In order to qualify and maintain its status as a REIT, ESH REIT must distribute annually to its shareholders an amount at least equal to:

•	90% of its REIT taxable income, computed without regard to the deduction for dividends paid and excluding any net capital gain; plus

•	90% of the excess of its net income, if any, from foreclosure property over the tax imposed on such income by the Code; less

•	the sum of certain items of non-cash income that exceeds a percentage of ESH REIT’s income.

In 2015, ESH REIT intends to distribute at least 95% of its taxable income and net capital gain. ESH REIT is subject to income tax on its taxable income that is not distributed and to an excise tax to the extent that certain percentages of its taxable income are not distributed by specified dates.

In 2015, we intend to maintain or slightly increase our current distribution rate of $0.15 per Paired Share per quarter, which we intend to make in respect of the Class B common stock of ESH REIT, unless our consolidated results of operations, net income, Adjusted EBITDA, liquidity, cash flows, financial condition or prospects, economic conditions or other factors differ materially from our current assumptions. In the event distributions in respect of the Class B common stock of ESH REIT are not sufficient to meet our expected Paired Share distributions, the expected Paired Share distributions may be completed through distributions in respect of the common stock of the Corporation using funds distributed to the Corporation in respect of the Class A common stock of ESH REIT, after allowance for tax, if any, on those funds.

On February 26, 2015, the Board of Directors of ESH REIT declared a cash distribution of $0.15 per share for the fourth quarter of 2014 on its Class A and Class B common stock. The distribution is payable on March 26, 2015 to shareholders of record as of March 12, 2015. See “Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distribution Policies” for a description of our distribution policies.

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

Sources and Uses of Cash – The Company

The following cash flow tables and comparisons are provided for the Company:

Comparison of Years Ended December 31, 2014 and December 31, 2013

We had unrestricted cash and cash equivalents of approximately $121.3 million and $60.5 million at December 31, 2014 and 2013, respectively. The following table summarizes the changes in our cash and cash equivalents as a result of operating, investing and financing activities for the years ended December 31, 2014 and 2013:

(in thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013	Change
Cash provided by (used in):
Operating activities	$370,485	$311,313	$59,172
Investing activities	(182,243)	(165,259)	(16,984)
Financing activities	(127,160)	(188,977)	61,817
Effects of changes in exchange rate on cash and cash equivalents	(215)	(202)	(13)

Net increase (decrease) in cash and cash equivalents	$60,867	$(43,125)	$103,992

Cash Flows provided by Operating Activities

Cash flows provided by operating activities totaled approximately $370.5 million for the year ended December 31, 2014 compared to approximately $311.3 million for the year ended December 31, 2013, an increase of approximately $59.2 million. Cash flow from operations increased primarily due to a decrease in interest payments as a result of the partial repayment of the 2012 Mezzanine Loans, as well as improved hotel operating performance, specifically a 10 bps increase in occupancy and a 7.0% increase in ADR, which led to a 7.1% increase in RevPAR. These increases were partially offset by higher income tax payments as a result of our current legal and corporate structure.

Cash Flows used in Investing Activities

Cash flows used in investing activities totaled approximately $182.2 million for the year ended December 31, 2014 compared to approximately $165.3 million for the year ended December 31, 2013, an increase of approximately $17.0 million. Cash flows used in investing activities increased primarily due to an increase in restricted cash provided as collateral for insurance reserves of approximately $21.6 million and an increase in proceeds related to insurable property events of approximately $11.9 million. These increases were partially offset by the fact that no cash was used for hotel acquisitions in the year ended December 31, 2014 as compared to $16.4 million, which was used for hotel acquisitions in the year ended December 31, 2013.

Cash Flows used in Financing Activities

Cash flows used in financing activities totaled approximately $127.2 million for the year ended December 31, 2014 compared to approximately $189.0 million for the year ended December 31, 2013, a decrease of approximately $61.8 million. Cash flows used in financing activities decreased primarily due to a decrease in net loan repayments of approximately $129.7 million. During the fourth quarter of 2013, the majority of the 2012 Mezzanine Loans were repaid using proceeds from the Offering and cash on hand, and the remaining balance was repaid during the second quarter of 2014 using principally all of the proceeds from the 2014 Term Loan. This decrease was offset by an increase in net payments of $40.0 million on revolving credit facilities and an increase in distributions paid to shareholders of approximately $27.8 million.

Comparison of Years Ended December 31, 2013 and December 31, 2012

We had unrestricted cash and cash equivalents of approximately $60.5 million and $103.6 million at December 31, 2013 and 2012, respectively. The following table summarizes the changes in our cash and cash equivalents as a result of operating, investing and financing activities for the years ended December 31, 2013 and 2012:

(in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012	Change
Cash provided by (used in):
Operating activities	$311,313	$201,110	$110,203
Investing activities	(165,259)	(223,842)	58,583
Financing activities	(188,977)	27,594	(216,571)
Effects of changes in exchange rate on cash and cash equivalents	(202)	136	(338)

Net (decrease) increase in cash and cash equivalents	$(43,125)	$4,998	$(48,123)

Cash Flows provided by Operating Activities

Cash flows provided by operating activities totaled approximately $311.3 million for the year ended December 31, 2013 compared to approximately $201.1 million for the year ended December 31, 2012, an increase of approximately $110.2 million. Cash flow from operations was positively impacted during the year ended December 31, 2013 by additional cash generated through improved operating performance of our hotels, specifically a 10.2% increase in RevPAR. Additionally, cash flows provided by operations increased as a result of the timing of interest payments associated with ESH REIT’s mortgage and mezzanine loans.

Cash Flows used in Investing Activities
Cash flows used in investing activities totaled approximately $165.3 million for the year ended December 31, 2013, of which approximately $172.5 million related to the purchases of property and equipment and approximately $16.4 million related to the acquisition of the two LVP hotels, offset by approximately $14.3 million related to reimbursements from loan escrow accounts and approximately $7.8 million of collateral for insurance reserves. For the year ended December 31, 2012, cash used in investing activities was approximately $223.8 million.

Cash Flows (used in) provided by Financing Activities

Cash flows used in financing activities totaled approximately $189.0 million for the year ended December 31, 2013 and consisted primarily of a partial repayment of ESH REIT’s 2012 Mezzanine Loans of $715.0 million and distributions to our Sponsors of approximately $78.4 million, offset by proceeds from the sale of equity as a result of the Offering of approximately $602.2 million. Cash flows provided by financing activities totaled approximately $27.6 million for the year ended December 31, 2012 and included $3,600.0 million generated by new borrowings from ESH REIT’s 2012 Mortgage and Mezzanine Loans, partially offset by the repayment of approximately $2,674.5 million related to ESH REIT’s 2010 mortgage and mezzanine loans, approximately $832.9 million of distributions to our Sponsors and approximately $64.6 million related to the payment of the deferred financing and other costs.

Sources and Uses of Cash – ESH REIT

The following cash flow tables and comparisons are provided for ESH REIT:

Comparison of Years Ended December 31, 2014 and December 31, 2013

ESH REIT had unrestricted cash and cash equivalents of approximately $33.8 million and $18.6 million at December 31, 2014 and 2013, respectively. The following table summarizes the changes in ESH REIT’s cash and cash equivalents as a result of operating, investing and financing activities for the years ended December 31, 2014 and 2013:

(in thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013	Change
Cash provided by (used in):
Operating activities	$432,857	$295,198	$137,659
Investing activities	(153,307)	(164,078)	10,771
Financing activities	(264,355)	(215,679)	(48,676)
Effects of changes in exchange rate on cash and cash equivalents	24	(147)	171

Net increase (decrease) in cash and cash equivalents	$15,219	$(84,706)	$99,925

Cash Flows provided by Operating Activities

Cash flows provided by operating activities totaled approximately $432.9 million for the year ended December 31, 2014 compared to approximately $295.2 million for the year ended December 31, 2013, an increase of approximately $137.7 million. Cash flow from operations increased primarily due to a decrease in interest payments as a result of the partial repayment of the 2012 Mezzanine Loans. For the year ended December 31, 2014 and for the period from the Pre-IPO Transactions through December 31, 2013, ESH REIT’s cash flows from operations do not include cash flows from operations of the Operating Lessees or our management entity while ESH REIT’s cash flows from operations for the period from January 1, 2013 through the Pre-IPO Transactions included cash flows from operations of the Operating Lessees and our management entity.

Cash Flows used in Investing Activities

Cash flows used in investing activities totaled approximately $153.3 million for the year ended December 31, 2014 compared to approximately $164.1 million for the year ended December 31, 2013, a decrease of approximately $10.8 million. Cash flows used in investing activities decreased primarily due to the fact that no cash was used for hotel acquisitions in the year ended December 31, 2014 as compared to $16.2 million used for hotel acquisitions in the year ended December 31, 2013. This decrease was partially offset by an increase in proceeds related to insurable property events of approximately $11.9 million.

Cash Flows used in Financing Activities

Cash flows used in financing activities totaled approximately $264.4 million for the year ended December 31, 2014 compared to approximately $215.7 million for the year ended December 31, 2013, an increase of approximately $48.7 million. Cash flows used in financing activities increased primarily due to an increase in distributions paid to ESH REIT’s shareholders (approximately 55% of which was paid to the Corporation) of approximately $162.5 million as well as net payments of $40.0 million on revolving credit facilities. These increases were partially offset by a decrease in net loan repayments of approximately $156.4 million. During the fourth quarter of 2013, the majority of the 2012 Mezzanine Loans were repaid using proceeds from the Offering and cash on hand, and the remaining balance was repaid during the second quarter of 2014 using principally all of the proceeds from the 2014 Term Loan.

Comparison of Years Ended December 31, 2013 and December 31, 2012

ESH REIT had unrestricted cash and cash equivalents of approximately $18.6 million and $103.3 million at December 31, 2013 and 2012, respectively. The following table summarizes the changes in ESH REIT’s cash and cash equivalents as a result of operating, investing and financing activities for the years ended December 31, 2013 and 2012:

(in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012	Change
Cash provided by (used in):
Operating activities	$295,198	$194,169	$101,029
Investing activities	(164,078)	(223,842)	59,764
Financing activities	(215,679)	34,340	(250,019)
Effects of changes in exchange rate on cash and cash equivalents	(147)	136	(283)

Net (decrease) increase in cash and cash equivalents	$(84,706)	$4,803	$(89,509)

Cash Flows provided by Operating Activities

Cash flows provided by operating activities totaled approximately $295.2 million for the year ended December 31, 2013 compared to approximately $194.2 million for the year ended December 31, 2012, an increase of approximately $101.0 million. Cash flow from operations was positively impacted during the year ended December 31, 2013 by additional cash generated through improved operating performance of our hotels, specifically a 10.2% increase in RevPar. Additionally, cash flows provided by operations increased as a result of timing of interest payments associated with ESH REIT’s mortgage and mezzanine loans.

Cash Flows used in Investing Activities

Cash flows used in investing activities totaled approximately $164.1 million for the year ended December 31, 2013, of which $171.9 million related to the purchase of property and equipment and approximately $16.2 million related to the acquisition of the two LVP hotels, offset by approximately $14.3 million related to the reimbursement from loan escrow accounts and approximately $7.8 million of collateral for insurance reserves. For the year ended December 31, 2012, cash used in investing activities was approximately $223.8 million.

Cash Flows (used in) provided by Financing Activities

Cash flows used in financing activities totaled approximately $215.7 million for the year ended December 31, 2013 and consisted primarily of a partial repayment of ESH REIT’s 2012 Mezzanine Loans of $715.0 million and distributions to our Sponsors of approximately $78.4 million, offset by proceeds from the sale of equity as a result of the Offering of approximately $599.9 million. Cash flows provided by financing activities totaled approximately $34.3 million for the year ended December 31, 2012 and included $3,600.0 million generated by new borrowings from ESH REIT’s 2012 Mortgage and Mezzanine Loans, partially offset by the repayment of approximately $2,674.5 million related to ESH REIT’s 2010 mortgage and mezzanine loans, approximately $826.2 million of distributions to our Sponsors and approximately $64.6 million related to the payment of deferred financing and other costs.

Capital Expenditures

We maintain each of our hotels in good repair and condition and in conformity with applicable laws and regulations. The cost of all improvements and significant alterations are generally made with cash flows from operations. During the years ended December 31, 2014, 2013 and 2012, we incurred capital expenditures of approximately $173.2 million, $172.5 million and $271.5 million, respectively (excluding cash used for hotel acquisitions). These capital expenditures were primarily made as a result of our hotel reinvestment program that began in the third quarter of 2011, which remains ongoing. Funding for future capital expenditures is expected to be provided primarily from cash flow from operations or, to the extent necessary, the Corporation’s or ESH REIT’s Revolving Credit Facilities. In 2015, we expect to incur capital expenditures between $190.0 million and $210.0 million.

Hotel Reinvestment Program

Since the third quarter of 2011, we have been performing significant hotel renovations and have been executing a phased capital investment program across our portfolio in order to seek to drive incremental market share gains. We have developed a methodology for selecting specific hotels for our reinvestment program by evaluating potential returns based on multiple market and property specific variables. We created two levels of investment: the more extensive Platinum renovation package and the more limited Silver refresh package. Prior to undertaking capital investment at a hotel, management determines whether, in its view, the selected level of investment is likely to result in incremental revenues and profits and achieve a return on investment that management believes would meet our return criteria.

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

We have undertaken the hotel reinvestment program in phases. As of December 31, 2014, we have substantially completed Platinum renovations at 335 hotels, with total incurred costs of approximately $331.8 million. Also, as of December 31, 2014, we are in the process of implementing Platinum renovations at 47 additional hotels with estimated total costs of approximately $46.2 million. During the fourth quarter of 2014, the Corporation’s and ESH REIT’s Boards of Directors approved Platinum renovations for an additional 95 hotels totaling approximately $85.0 million, which are expected to be completed by early 2016. Once complete, we will have completed Platinum renovations at 477 hotels, which is approximately 75% of our Extended Stay America-branded hotels.

We believe that our capital investments are driving incremental market share at our renovated properties. We evaluate our hotel reinvestment program by calculating the ADR, occupancy, RevPAR and RevPAR Index(1) performance of our renovated hotels. It takes approximately three months to complete a Platinum hotel renovation (period from commencement to completion of renovations, the “Renovation Period” or the “Displacement Period”), during which time we experience temporary disruption and weakened performance at the hotel. Following the Displacement Period, it typically takes an additional three months for the hotel to return to occupancy levels approximating Pre-Renovation Period levels (such three-month period, the “Ramp-Up Period”). In order to analyze the first year improvements associated with our investments, we have developed a methodology that adjusts for the impact of the temporary disruption associated with both the Displacement and Ramp-Up Periods. In particular, we compare the performance over a twelve-month period starting the month after the completion of the Ramp-Up Period (the “Post-Renovation Period”) to the performance over a twelve-month period ending the month prior to the commencement of the renovations (the “Pre-Renovation Period”). As of December 31, 2014, 208 hotels had results for the entire Post-Renovation Period. These 208 hotels demonstrated RevPAR growth of 20.8% and RevPAR Index growth of 8.5% in the Post-Renovation Period as compared to the Pre-Renovation Period. The majority of the growth was achieved through increases in ADR, which grew 21.3% over the time period. While we attribute the RevPAR Index growth primarily to our hotel reinvestment program, we also believe that this improvement has benefited from the implementation of our other initiatives, including our increased marketing and service initiatives. The following table shows a summary of the results of the 208 hotels for which we had Post-Renovation Period results as of December 31, 2014:

	Pre-Renovation Period	Post-Renovation Period	Post-Renovation Change
Occupancy	76.1%	75.8%	(30	) bps
ADR	$56.91	$69.02	21.3%
RevPAR	$43.51	$52.57	20.8%
RevPAR Index	87.8	95.3	8.5%

(1)	“RevPAR Index” is stated as a percentage and is calculated for a hotel by comparing the hotel’s RevPAR to the aggregate RevPAR of a group of competing hotels generally in the same market. RevPAR Index is a weighted average of the individual property results. We subscribe to STR, an independent, third party service, which collects and compiles the data used to calculate RevPAR Index. We select the competing hotels included in the RevPAR Index subject to STR’s guidelines. STR does not endorse Extended Stay America, Inc. or any other company, and STR data should not be viewed as investment advice or as a recommendation to take a particular course of action.

Rebranding

During 2013, we completed a rebranding program to consolidate hotels that were operated under the former brands Homestead Studio Suites, Studio Plus and Extended Stay Deluxe to our core brand, Extended Stay America. We spent approximately $9.4 million and $10.0 million on rebranding during the years ended December 31, 2013 and 2012, respectively. Costs associated with rebranding were recorded as general and administrative expenses. No rebranding costs were incurred during the year ended December 31, 2014.

Our Indebtedness

Corporation Revolving Credit Facility

The Corporation entered into a revolving credit facility (the “Corporation Revolving Credit Facility”) on November 18, 2013. The Corporation Revolving Credit Facility permitted borrowings up to $75.0 million by the Corporation until November 18, 2014, at which time the borrowing availability under the facility was reduced to $50.0 million. The facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same day notice, referred to as swingline loans, in an amount up to $20.0 million. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (1) the prime lending rate, (2) the overnight federal funds rate plus 0.5% or (3) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.75% for base rate loans and 3.75% for LIBOR loans. There is no scheduled amortization under the facility; the principal amount outstanding is due and payable in full at maturity, November 18, 2016, subject to a one-year extension option.

As of December 31, 2014, the outstanding balance drawn on the Corporation Revolving Credit Facility was $0 and the amount of borrowing capacity under the facility was $46.4 million, reduced from $50.0 million due to a $3.6 million letter of credit outstanding.

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

The Corporation’s obligations under the Corporation Revolving Credit Facility are guaranteed by its existing and future direct and indirect domestic subsidiaries (with certain exceptions, including, but not limited to, ESH REIT and its subsidiaries and certain other entities that may not provide guarantees pursuant to the 2012 Mortgage Loan and 2014 Term Loan, as defined). The Corporation Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of the Corporation and the guarantors under the facility (with certain exceptions).

The Corporation Revolving Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict the Corporation’s ability and the ability of its subsidiaries (other than, with certain exceptions, ESH REIT and its subsidiaries) to incur additional indebtedness, pay distributions and make other restricted payments, engage in transactions with the Corporation’s affiliates, sell all or substantially all of their assets, merge and create liens. The Corporation Revolving Credit Facility also contains certain customary affirmative covenants and events of default.

If any loans or obligations are outstanding during any fiscal quarter, the Corporation Revolving Credit Facility requires that the Consolidated Leverage Ratio, as defined, calculated as of the end of such fiscal quarter, be less than or equal to 9.0 to 1.0 for fiscal quarters ended on or before December 31, 2015 and 8.75 to 1.0 for fiscal quarters ended on or after January 1, 2016. Further, if loans or obligations are outstanding during any calendar month, the Corporation Revolving Credit Facility requires that the Debt Yield and the Adjusted Debt Yield, each as defined, not be less than 9.0% as at the last day of such calendar month.

In order to avoid a Trigger Event or an Adjusted Trigger Event, each as defined, the Corporation Revolving Credit Facility requires a Debt Yield and an Adjusted Debt Yield of at least 12.0%. The occurrence of a Trigger Event or an Adjusted Trigger Event would require the Corporation to repay the outstanding facility balance and would restrict its ability to make additional borrowings. As of December 31, 2014, the Debt Yield and Adjusted Debt Yield were 21.0% and 18.2%, respectively, and no Trigger Event or Adjusted Trigger Event had occurred.

Corporation Mandatorily Redeemable Preferred Stock

The Corporation has authorized 350.0 million shares of preferred stock, par value $0.01 per share, of which 21,202 shares of mandatorily redeemable voting preferred stock were issued and outstanding as of December 31, 2014. Dividends on the preferred shares are payable quarterly in arrears at a rate of 8.0% per year. With respect to dividend, distribution and liquidation rights, the 8.0% voting preferred stock ranks senior to the Corporation’s common stock. Holders of the 8.0% voting preferred stock are generally entitled to one vote for each share and will vote together with the Corporation common stock as a single class on all matters that the Corporation’s common shareholders are entitled to vote upon. On or after November 15, 2018, a holder of the 8.0% voting preferred stock has the right to require the Corporation to redeem in cash the 8.0% voting preferred stock at $1,000 per share plus any accumulated but unpaid dividends. On November 15, 2020, the Corporation shall mandatorily redeem all of the 8.0% voting preferred stock at $1,000 per share plus any accumulated but unpaid dividends.

Due to the fact that the current outstanding preferred stock is mandatorily redeemable by the Corporation, it is classified as a liability. Dividends on the shares of mandatorily redeemable preferred stock are classified as interest expense.

ESH REIT Mortgage Loan

On November 30, 2012, ESA P Portfolio LLC, ESA P Portfolio MD Borrower LLC, ESA Canada Properties Borrower LLC, ESH/TN Properties LLC (each a subsidiary of ESH REIT and collectively, the “Mortgage Borrower”) entered into an approximately $2.52 billion mortgage loan comprised of three components (the “2012 Mortgage Loan”), which is governed by that certain Loan Agreement, dated as of November 30, 2012, by and among the Mortgage Borrower, certain affiliates of the Mortgage Borrower,

JPMorgan Chase Bank, National Association, German American Capital Corporation, Citigroup Global Markets Realty Corp., Bank of America, N.A. and Goldman Sachs Mortgage Company (as amended, the “MLA”). Component A is comprised of five subcomponents, each with varying floating interest rates and a collective weighted-average interest rate of LIBOR plus approximately 2.1% and a total balance of $348.0 million and an original maturity date of December 1, 2014, with three one-year extension options. In December 2014, ESH REIT exercised its first one-year extension option on Component A, extending the maturity of this component until December 1, 2015. Components B and C have fixed interest rates of approximately 3.4% and 4.1%, total balances of $350.0 million and $1,820.0 million and maturity dates of December 1, 2017 and December 1, 2019, respectively.

As of December 31, 2014, the outstanding balance on the 2012 Mortgage Loan was approximately $2.52 billion. The 2012 Mortgage Loan requires interest-only payments of approximately $7.9 million due on the first day of each calendar month. Each component of the 2012 Mortgage Loan has amounts that are freely prepayable. The below table shows freely prepayable amounts and prepayment penalties under the 2012 Mortgage Loan.

	2012 Mortgage Loan ($ in millions)
	Component A		Component B		Component C
	Freely Prepayable	Prepayment Penalty	Freely Prepayable	Prepayment Penalty	Freely Prepayable	Prepayment Penalty(1)(2)
January 2, 2015 to January 1, 2016	$348.0	0.0%	$350.0	0.0%	$157.5	Greater of 1.0 % or Yield Maintenance
After January 2, 2016	348.0	0.0%	350.0	0.0%	1,820.0	0.0%

(1)	Prepayment penalty applies to the amount in excess of freely prepayable amounts.
(2)	Yield Maintenance, calculated as set forth in the 2012 Mortgage Loan, means the excess of (i) the sum of the present values of the scheduled payments of interest and principal to be made with respect to the portion of the Component being prepaid (in excess of the freely payable portion) over (ii) the principal amount of the Component being prepaid (in excess of the freely prepayable portion).

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

The occurrence of an Event of Default, a Debt Yield Trigger Event (a Debt Yield, as defined, of less than 9.0%) or a Guarantor Bankruptcy Event triggers a Cash Trap Event, as defined. During the period of a Cash Trap Event, any excess cash flow, after all monthly requirements (including the payment of management fees and operating expenses) are fully funded, is held by the loan service agent as additional collateral for the 2012 Mortgage Loan. As of December 31, 2014 no notice of a Cash Trap Event having been triggered had been received, as the Mortgage Borrower’s Debt Yield was 21.0%.

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

ESH REIT Term Loan Facility

ESH REIT and certain of its subsidiaries entered into a $375.0 million term loan facility (the “2014 Term Loan”) on June 23, 2014. Subject to certain conditions, the principal amount of the 2014 Term Loan may be increased from time to time up to an amount which would not cause the Consolidated Leverage Ratio, as defined, to exceed 5.25 to 1.0. Loans under the 2014 Term Loan bear interest at a rate equal to (i) LIBOR (subject to a floor of 0.75%) plus 4.25%, or (ii) a base rate (determined by reference to the highest of (1) the prime lending rate, (2) the overnight federal funds rate plus 0.5%, or (3) the one-month adjusted LIBOR rate (subject to a floor of 0.75%) plus 1.0%) plus 3.25%. The principal amount of the loan is due and payable on June 24, 2019, though the 2014 Term Loan may be extended with the consent of the extending lenders. There is no scheduled amortization on the 2014 Term Loan; however, subject to certain exceptions, mandatory prepayments are required up to 50% of Excess Cash Flow, based on ESH REIT’s Consolidated Leverage Ratio, each as defined.

As of December 31, 2014, the outstanding balance of the 2014 Term Loan was approximately $373.3 million, net of an unaccreted discount of approximately $1.7 million. For the period from July 1, 2014 through December 31, 2014, ESH REIT’s Excess Cash Flow, as defined, totaled approximately $17.1 million, which requires ESH REIT to make a mandatory prepayment of approximately $8.5 million on or prior to March 31, 2015.

Obligations under the 2014 Term Loan are guaranteed by certain of ESH REIT’s existing and future direct and indirect domestic subsidiaries (with certain exceptions, including certain entities that may not provide guarantees pursuant to the 2012 Mortgage Loan). The 2014 Term Loan is secured by a first-priority security interest in substantially all of the assets of ESH REIT and the guarantors under the facility on a pari passu basis with the ESH REIT Revolving Credit Facility (with certain exceptions, including certain entities that may not be pledged pursuant to the 2012 Mortgage Loan) subject to an intercreditor agreement that, among other things, provides for priority in favor of the ESH REIT Revolving Credit Facility under certain circumstances.

ESH REIT has the option to voluntarily repay outstanding loans under the facility at any time upon three business days’ prior written notice (for LIBOR loans) or same-day notice (for base rate loans). In addition to customary “breakage” costs with respect to LIBOR loans, prepayment penalties include: (a) prior to June 24, 2015, a make whole premium equal to the sum of the present value at such date, computed using a discount rate equal to the Treasury Rate plus 50 basis points, of all interest that would accrue on the portion of the loans being prepaid from such date to and including June 23, 2015, and an amount equal to 2.0% of the aggregate principal amount repaid; (b) on or after June 24, 2015 but prior to December 24, 2015, 2.0% of the aggregate principal amount repaid; and (c) on or after December 24, 2015 but prior to June 24, 2016, 1.0% of the aggregate principal amount repaid. Repayments on or after June 24, 2016 require no prepayment penalties.

The 2014 Term Loan contains a number of covenants that, among other things and subject to certain exceptions, restrict ESH REIT’s ability and the ability of its subsidiaries to incur additional indebtedness, pay distributions and make other restricted payments, engage in transactions with ESH REIT’s affiliates, sell all or substantially all of their assets, merge and create liens. The 2014 Term Loan also contains certain customary affirmative covenants and events of default.

During a Trigger Event, an Adjusted Trigger Event, a Default or an Event of Default, each as defined in the 2014 Term Loan, ESH REIT is restricted from making cash distributions, subject to certain exceptions. As of December 31, 2014, none of these events had occurred.

ESH REIT Mezzanine Loans

On November 30, 2012, Mezzanine A Borrower, Mezzanine B Borrower and Mezzanine C Borrower (as defined in the MLA, each a subsidiary of ESH REIT, and collectively, the “Mezzanine Borrowers”) entered into three mezzanine loans totaling approximately $1.08 billion (the “2012 Mezzanine Loans”).

On November 26, 2013, ESH REIT repaid $270.0 million of the 2012 Mezzanine Loans. Repayment consisted of $125.0 million of the 2012 Mezzanine A Loan, $82.5 million of the 2012 Mezzanine B Loan and $62.5 million of the 2012 Mezzanine C Loan. On December 27, 2013, ESH REIT repaid $445.0 million of the 2012 Mezzanine Loans. Repayment consisted of approximately $206.0 million of the 2012 Mezzanine A Loan, approximately $136.0 million of the 2012 Mezzanine B Loan and approximately $103.0 million of the 2012 Mezzanine C Loan. In connection with the December 27, 2013 prepayment, ESH REIT incurred approximately $25.2 million of debt extinguishment and other costs, composed of prepayment penalties of approximately $13.4 million, the write-off of unamortized deferred financing costs of approximately $10.9 million and other costs of approximately $0.9 million.

On June 23, 2014, using principally all of the net proceeds from its 2014 Term Loan, ESH REIT repaid the remaining outstanding balance of $365.0 million of its 2012 Mezzanine Loans. Repayment consisted of approximately $169.0 million of the 2012 Mezzanine A Loan, approximately $111.5 million of the 2012 Mezzanine B Loan and approximately $84.5 million of the 2012 Mezzanine C Loan. During the year ended December 31, 2014, ESH REIT incurred approximately $9.4 million of debt extinguishment and other costs in connection with the 2012 Mezzanine Loan prepayments, consisting of prepayment penalties and other costs of approximately $4.3 million and the write-off of unamortized deferred financing costs of approximately $5.1 million. Debt extinguishment costs are included as a component of net interest expense.

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

ESH REIT Revolving Credit Facility

ESH REIT entered into a revolving credit facility (the “ESH REIT Revolving Credit Facility”) on November 18, 2013. The ESH REIT Revolving Credit Facility permits borrowings up to $250.0 million by ESH REIT. Subject to the satisfaction of certain criteria, ESH REIT is able to request to increase the facility to an amount up to $350.0 million. The facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, in an amount up to $20.0 million. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (1) the prime lending rate, (2) the overnight federal funds rate plus 0.5% or (3) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.00% for base rate loans and 3.00% for LIBOR loans. There is no scheduled amortization under the facility; the principal amount is due and payable on November 18, 2016, subject to a one-year extension option.

As of December 31, 2014, there are no outstanding draws on the ESH REIT Revolving Credit Facility and the amount of borrowing capacity under the ESH REIT Revolving Credit Facility was $250.0 million.

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

The ESH REIT Revolving Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict ESH REIT’s ability and the ability of its subsidiaries to incur additional indebtedness, pay distributions and make other restricted payments, engage in transactions with ESH REIT’s affiliates, sell all or substantially all of their assets, merge and create liens. The ESH REIT Revolving Credit Facility also contains certain customary affirmative covenants and events of default.

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

In order to avoid a Trigger Event or an Adjusted Trigger Event, the ESH REIT Revolving Credit Facility requires a Debt Yield and an Adjusted Debt Yield, each as defined, of at least 11.5%. The occurrence of a Trigger Event or an Adjusted Trigger Event would require ESH REIT to repay the outstanding facility balance and would restrict its ability to make additional borrowings. As of December 31, 2014, the Debt Yield and Adjusted Debt Yield were 21.0% and 18.3%, respectively, and no Trigger Event or Adjusted Trigger Event had occurred.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2014:

	Payments Due by Period
(Dollars in thousands)	Total	2015		2016	2017	2018	2019	Thereafter
Mortgage loans	$2,518,049	$348,049	(1)	$—	$350,000	$—	$1,820,000	$—
Term loan facility(2)	375,000	8,537		—	—	—	366,463	—
Redeemable preferred stock	21,202	—		—	—	—	—	21,202
Interest payments on outstanding debt obligations(3)(4)	512,164	113,466		105,770	105,481	93,398	84,084	9,965
Operating lease obligations	99,359	2,425		2,649	2,718	2,788	2,843	85,936
Purchase obligations(5)	1,605	1,605		—	—	—	—	—
Other commitments(6)	5,410	292		299	299	299	299	3,922

Total contractual obligations	$3,532,789	$474,374		$108,718	$458,498	$96,485	$2,273,689	$121,025

(1)	The 2012 Mortgage Loan Component A, due in December 2015, is subject to two remaining one-year extensions.
(2)	The 2014 Term Loan is recorded on the Company’s book net of an unaccreted discount of approximately $1.7 million as of December 31, 2014. For the period from July 1, 2014 through December 31, 2014, ESH REIT’s Excess Cash Flow, as defined, totaled approximately $17.1 million, which requires ESH REIT to make a mandatory prepayment of approximately $8.5 million on or prior to March 31, 2015. Obligations exclude mandatory prepayments related to ESH REIT’s Excess Cash Flow for future years as they are not currently known.
(3)	Floating rate interest calculated using the one-month LIBOR at December 31, 2014 for the 2012 Mortgage Loan and base rate plus LIBOR floor of 0.75% for the 2014 Term Loan.
(4)	Includes dividends payable on the Corporation’s mandatorily redeemable preferred stock.
(5)	Purchase obligations consist of commitments for hotel capital expenditures, primarily related to our hotel reinvestment program.
(6)	The Company has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of the properties is located. The initial term of the agreement terminates in 2031.

Off-Balance Sheet Arrangements

Neither the Corporation nor ESH REIT have off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We have provided a summary of significant accounting policies in the notes to the Company’s historical consolidated and combined financial statements and ESH REIT’s historical consolidated financial statements, each included elsewhere in this combined annual report on Form 10-K. We have set forth below those accounting policies that we believe require material subjective or complex judgments and have the most significant impact on the Company’s and ESH REIT’s financial condition and results of operations. We evaluate estimates, assumptions and judgments on an ongoing basis, based on information that is then available to us, our experience and various matters that we believe are reasonable and appropriate for consideration under the circumstances.

Investment in Property and Equipment

Property and equipment additions are recorded at cost. Major improvements that extend the life or utility of property or equipment are capitalized and depreciated over a period equal to the shorter of the estimated useful life of the improvement or the remaining estimated useful life of the asset. Ordinary repairs and maintenance are charged to expense as incurred. Depreciation and amortization are recorded on a straight-line basis over estimated useful lives, which range from 1 to 49 years.

Management assesses whether there has been impairment of the value of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable.

Impairment of Property and Equipment – The Corporation

Recoverability of property and equipment is measured by a comparison of the carrying amount of a hotel property to the estimated future undiscounted cash flows expected to be generated by the hotel property in instances where an indicator or indicators of impairment exist. The most common indicators of impairment for a hotel property are a current period operating or cash flow loss combined with a history of operating or cash flow losses, a projection that demonstrates continuing losses associated with a hotel property and/or an estimated fair market value that is substantially less than net book value. Impairment is recognized when estimated future undiscounted cash flows, including proceeds from disposition, are less than the carrying value of the hotel property. To the extent that a hotel property is impaired, the excess carrying amount of the hotel property over its estimated fair value is charged to operating earnings. Fair value is determined based upon the discounted cash flows of the hotel property, quoted market prices or independent appraisals, as considered necessary.

We use internally developed undiscounted cash flow models that include the following assumptions, among others: projections of revenues, expenses and related cash flows based on assumed long-term growth rates, demand trends and expected future capital expenditures. We base these assumptions on our historical data and experience, third-party appraisals, industry projections, micro and macro general economic condition projections and our expectations. The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, then an impairment charge to reduce the carrying value of the hotel property could occur in a future period in which conditions change.

Impairment of Property and Equipment – ESH REIT

As it pertains to ESH REIT, recoverability of property and equipment is measured by a comparison of the carrying amount of a group of hotel properties (a group of hotel properties aligns with hotel properties as they are grouped under ESH REIT’s operating leases) to the estimated future undiscounted cash flows expected to be generated by the group of hotel properties. Impairment is recognized when estimated future undiscounted cash flows, including proceeds from disposition, are less than the carrying value of the group of hotel properties. To the extent that a group of hotel properties is impaired, the excess carrying amount of the group of hotel properties over its estimated fair value is charged to operating earnings. Fair value is determined based upon the discounted cash flows of the group of hotel properties, quoted market prices or independent appraisals, as considered necessary.

We use internally developed undiscounted cash flow models that include the following assumptions, among others: projections of revenues, expenses and related cash flows based on assumed long-term growth rates, demand trends and expected future capital expenditures. We base these assumptions on our historical data and experience, third-party appraisals, industry projections, micro and macro general economic condition projections and our expectations. The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, then an impairment charge to reduce the carrying value of the group of hotel properties could occur in a future period in which conditions change.

Revenue Recognition – The Corporation

Room and other hotel revenues are recognized when services are provided. Amounts paid in advance by customers are recorded as deferred revenues. Other hotel revenues primarily consist of revenues derived from guest laundry, pet fees, internet fees, additional housekeeping, telephone and other miscellaneous fees or services. Occupancy, hotel and sales taxes collected from customers and remitted to the taxing authorities are excluded from revenues.

Revenue Recognition – ESH REIT

ESH REIT’s primary source of revenue is rental revenue derived from leases. ESH REIT records rental revenues on a straight-line basis as they are earned during the lease term. With respect to contingent rental revenues, specifically percentage rental revenue related to lessee hotel revenue, rental revenues are recognized once services have been rendered (i.e., percentage rental revenue thresholds have been achieved) and such amounts are fixed and determinable. Subsequent to the Pre-IPO Transactions, since the Operating Lessees are no longer subsidiaries of ESH REIT, lease rental revenues are not eliminated in consolidation as they were prior to the Pre-IPO Transactions and, as such, represent the sole source of revenues in ESH REIT’s consolidated statements of operations.

Income Taxes

The Company’s taxable income includes the taxable income of its wholly-owned subsidiaries, ESA Management, ESH Strategies and the Operating Lessees, and includes distribution income related to its ownership of approximately 55% of ESH REIT. As a result, approximately 55% of ESH REIT’s distributions are subject to corporate income tax. Prior to 2014, the Corporation received no distribution income with respect to its ownership interest in ESH REIT. Prior to the Pre-IPO Transactions, all of ESH REIT’s distributions were made to its owners (i.e., the Sponsors) and ESH REIT generally incurred no federal income tax.

The Company recognizes deferred tax assets and liabilities using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized in future periods. The realization of deferred tax assets is primarily dependent on estimated future taxable income. A change in the estimate of future taxable income may require an addition to, or a reduction of, the valuation allowance.

ESH REIT has elected to be taxed and expects to continue to qualify as a REIT under Sections 856 through 860 of the Code. A REIT is a legal entity that holds real estate assets and is generally not subject to federal and state income taxes. In order to maintain qualification as a REIT, ESH REIT is required to distribute at least 90% of its taxable income, excluding capital gains, to its shareholders each year. In addition, ESH REIT must meet a number of complex organizational and operational requirements. If ESH REIT were to fail to qualify as a REIT in any taxable year, it would be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and generally would be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it lost its REIT qualification. Even in qualifying as a REIT, ESH REIT may be subject to state and local taxes in certain jurisdictions and is subject to federal income and excise taxes on undistributed income.

In 2014, ESH REIT distributed greater than 100% of its taxable income and therefore incurred no federal income tax. In the future, ESH REIT intends to distribute approximately 95% of its taxable income and net capital gain. Accordingly, ESH REIT is expected to be subject to federal and state income tax on approximately 5% of its taxable income. The Company has recorded deferred tax assets and liabilities to reflect the fact that an estimated 5% of ESH REIT’s future taxable income is expected to be subject to tax. Included in the net deferred tax liability balance is a deferred tax asset related to net operating loss carryforwards of ESH REIT that expire in 2032.

Prior to the Pre-IPO Transactions, the Operating Lessees were subsidiaries of ESH REIT and elected to be treated as taxable REIT subsidiaries. As such, the Operating Lessees were generally subject to federal, state, local and/or foreign income taxes on their separate tax returns. Further, ESH Strategies’ and HVM’s operating results were reportable by their members or members of their ultimate parent. Federal income taxes were not recognized for these entities. ESH Strategies and HVM were also subject to state and local taxes in certain jurisdictions.

Equity-Based Compensation

The Corporation and ESH REIT each maintain a long-term incentive plan (“LTIP”) under which the Corporation and ESH REIT may issue to eligible employees or directors restricted stock (i.e., Paired Share) awards, restricted stock (i.e., Paired Share) units or other share-based awards. The Corporation and ESH REIT recognize costs resulting from equity-based awards over their vesting periods. The issuing entity classifies equity-based awards granted in exchange for employee services as either equity awards or as liability awards. The classification of an award either as an equity award or a liability award is generally based upon cash settlement options. Equity awards are measured based on their fair value on the date of grant. Liability awards are re-measured to fair value each reporting period. The value of all equity-based awards, less estimated forfeitures, is recognized over the period during which an employee or director is required to provide services in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for awards for which employees or directors do not render the requisite services. All awards granted subsequent to the Pre-IPO Transactions are classified as equity awards except those equity-based awards issued by ESH REIT to its directors, which are classified as liability awards. The fair value of equity-based awards on the date of grant is based on the closing price of a Paired Share on the date of grant.

For awards granted under the Corporation LTIP, ESH REIT will receive compensation from the Corporation generally in cash for its issuance of its component of our Paired Share for the fair market value at the time of issuance. In some cases, the Corporation may have to pay more for a share of the ESH REIT Class B common stock than it would have otherwise paid at the time of grant as the result of an increase in the value of a Paired Share between the time of grant and the time of exercise or settlement. This would result in no additional compensation expense. In addition, for awards granted under the ESH REIT LTIP, ESH REIT will compensate the Corporation generally in cash for its issuance of its component of our Paired Share for the fair market value at the time of issuance. In some cases, ESH REIT may have to pay more for a share of the Corporation common stock than it would have otherwise paid at the time of grant as the result of an increase in the value of a Paired Share between the time of grant and the time of exercise or settlement.

Prior to the Pre-IPO Transactions, HVM maintained a management incentive plan, which provided for HVM employees and members of the boards of managers of ESH Hospitality Holdings, LLC (“Holdings”) and ESH Strategies Holdings, LLC (“Strategies Holdings”) awards of restricted limited liability company interests (“Profit Units”) in Holdings and Strategies Holdings. The fair value of equity-based awards on the date of grant was estimated using the Black-Scholes Merton model, using various assumptions regarding (a) the expected holding period, (b) the risk-free rate of return, (c) expected dividend yield on the underlying units, (d) the expected volatility in the fair value of the Company’s equity, and (e) a discount for lack of marketability, and was calculated based on the grant agreement terms, which included thresholds for internal rate of return and recovery of Holdings’ and Strategies Holdings’ members’ initial equity investments.

The expected holding period represented the period of time that the Profit Units were expected to be outstanding. The units were assumed to remain outstanding until ESH REIT and ESH Strategies experienced a change in control of ownership or an initial public offering. The risk-free rate of return for periods approximating the expected holding period of the units was based on the U.S. constant maturity treasuries yield in effect at the grant date. A dividend yield was assumed based on the ESH REIT and ESH Strategies’ historical dividend rates. Because our equity was privately held and was not traded in an active market, we used the historical volatility of the share values of publicly traded companies within similar industries as a surrogate for the expected volatility of ESH REIT’s and ESH Strategies’ equity. The discount for lack of marketability was calculated for each expected holding period using a put-option Black-Scholes Merton model. The key assumptions used for the period from January 1, 2013 through the Pre-IPO Transactions and the year ended December 31, 2012 were as follows:

	Period from January 1, 2013 through the Pre-IPO Transactions	Year Ended December 31, 2012
Expected holding period	0.25 years	3 years
Risk–free rate of return	0.2%	0.4%
Expected dividend yield	0.0%	0.0%
Expected volatility	30.0%	55.0%
Discount for lack of marketability	20. 0%	20.0%

The assumptions that had the most significant impact on the grant-date fair value of Profit Units were the ESH REIT’s and ESH Strategies’ total enterprise value, the expected holding period and expected volatility. Changes in total enterprise value of $100.0 million impacted the grant-date fair value of Profit Units by up to 10.0%. Changes in the expected holding period assumption of one-year impacted the grant-date fair value of Profit Units by up to 20.0%. Changes in the expected volatility assumption of 10.0% impacted the grant-date fair value of Profit Units by up to 10.0%. Each of these changes in the grant-date fair value of Profit Units would be amortized on a straight-line basis over the requisite service period of each grant.

In connection with the Pre-IPO Transactions, the holders of outstanding Profit Units received an aggregate distribution of cash of approximately $2.4 million from Holdings and all remaining outstanding Profit Units were converted into Paired Shares. Profit Units that were subject to time-based vesting were converted into restricted Paired Shares that vest according to the same time-based vesting schedule that applied to such Profit Units, such that for each grant, 20% of such grant continues to vest annually. Additionally, each of the grantees (including our named executive officers) received accelerated vesting of the remaining 20% that was scheduled to vest only upon a Change of Control Transaction at the time of such conversion. In connection with this accelerated vesting, the Company and ESH REIT recognized $14.6 million and $2.3 million, respectively, as incremental compensation cost at the time of the conversion.

Consolidation Policies

Judgment is required with respect to the consolidation of partnership and joint venture entities in terms of the evaluation of control, including assessment of the importance of rights and privileges of the partners based on voting rights, as well as financial interests that are not controllable through voting interests. The Corporation and ESH REIT consolidate a subsidiary when they have the ability to direct the activities that most significantly impact the economic performance of the subsidiary.

The Corporation and ESH REIT also evaluate subsidiaries and affiliates, as well as other entities to determine if they are variable interest entities (“VIEs”). If a subsidiary or an affiliate is a VIE, it is subject to the consolidation framework specifically for VIEs. We consider an entity a VIE if equity investors own an interest therein that does not have the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In accordance with FASB ASC 810, “Consolidations,” the Corporation and ESH REIT review subsidiaries and affiliates, as well as other entities, to determine if (i) they should be considered VIEs, and (ii) whether they should change their consolidation determinations based on changes in their characteristics.

Prior to the Pre-IPO Transactions, ESH REIT held a variable interest in HVM. ESH REIT’s maximum exposure to loss as a result of its involvement with HVM was related to the need to secure alternative hotel management services and systems support if HVM were ever unable to fulfill its management agreements with ESH REIT. ESH REIT concluded that it was the primary beneficiary of HVM and, as a result, consolidated the financial position, results of operations, comprehensive income and cash flows of HVM with those of ESH REIT through the Pre-IPO Transactions. Subsequent to the Pre-IPO Transactions, HVM no longer meets the definition of a variable interest entity.

Third party equity interests in consolidated subsidiaries or consolidated VIEs are presented as noncontrolling interests.

Recent Accounting Pronouncements

For further discussion of recently adopted accounting standards, see Note 2 to the consolidated and combined financial statements of Extended Stay America, Inc. and the consolidated financial statements of ESH Hospitality, Inc., both of which are included in this combined annual report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

The Corporation

As of December 31, 2014, the Corporation had minimal exposure to market risk from changes in interest rates because it had no variable rate debt as there were no outstanding amounts drawn on the Corporation Revolving Credit Facility. The Corporation’s exposure to market risk from changes in interest rates will increase in future periods should the Corporation incur variable rate debt, including draws on the Corporation Revolving Credit Facility.

ESH REIT

As of December 31, 2014, approximately $721.4 million of ESH REIT’s outstanding indebtedness of approximately $2.9 billion had a variable rate of interest. As of December 31, 2014, subsidiaries of ESH REIT are counterparties to an interest rate cap on one-month LIBOR at 3.0% with a $348.0 million notional amount and a maturity date the same as that of 2012 Mortgage Loan Component A. If market rates of interest on ESH REIT’s variable rate debt fluctuate by 1.0%, interest expense would increase or decrease, and depending on the rate movement, ESH REIT’s future earnings and cash flows would fluctuate by approximately $5.1 million annually, assuming that the amount outstanding under ESH REIT’s variable rate debt remains at approximately $721.4 million.

As of December 31, 2014, less than 1.5% of the book value of ESH REIT’s hotels are owned outside the United States. ESH REIT has exposure to market risk from changes in foreign currency exchange rates for its Canadian hotels and their portion of ESH REIT’s U.S. dollar denominated debt. A fluctuation of 1.0% in the exchange rate between the U.S. dollar and the Canadian dollar would result in a foreign currency transaction gain or loss of approximately $0.3 million.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Extended Stay America, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Extended Stay America, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated and combined statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Extended Stay America, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

February 26, 2015

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND 2013

(In thousands, except share and per share data)

	December 31, 2014	December 31, 2013
ASSETS

PROPERTY AND EQUIPMENT—Net of accumulated depreciation of $622,514 and $439,371	$4,087,448	$4,127,317
RESTRICTED CASH	73,382	47,339
CASH AND CASH EQUIVALENTS	121,324	60,457
INTANGIBLE ASSETS—Net of accumulated amortization of $5,814 and $4,440	31,656	33,030
GOODWILL	55,633	55,633
DEFERRED FINANCING COSTS—Net of accumulated amortization of $24,107 and $11,313	37,071	51,251
ACCOUNTS RECEIVABLE—Net of allowance for doubtful accounts of $2,762 and $1,404	26,552	21,566
OTHER ASSETS	48,054	53,094

TOTAL ASSETS	$4,481,120	$4,449,687

LIABILITIES AND EQUITY

LIABILITIES:
Mortgage loans payable	$2,518,049	$2,519,843
Term loan facility payable—Net of unaccreted discount of $1,680 and $0	373,320	—
Mezzanine loans payable	—	365,000
Revolving credit facilities	—	20,000
Mandatorily redeemable preferred stock—$0.01 par value, $1,000 redemption value, 8.0%, 350,000,000 shares authorized, 21,202 shares issued and outstanding as of December 31, 2014 and 2013	21,202	21,202
Accounts payable and accrued liabilities	172,440	175,122
Deferred tax liabilities	6,792	7,312

Total liabilities	3,091,803	3,108,479

COMMITMENTS AND CONTINGENCIES (Note 13)
EQUITY:
Common stock—$0.01 par value, 3,500,000,000 shares authorized, 204,517,265 and 204,787,500 shares issued and outstanding as of December 31, 2014 and 2013, respectively	2,048	2,048
Additional paid in capital	779,447	772,359
Retained earnings (accumulated deficit)	13,833	(25,763)
Accumulated other comprehensive loss	(5,810)	(4,068)

Total Extended Stay America, Inc. shareholders’ equity	789,518	744,576
Noncontrolling interests	599,799	596,632

Total equity	1,389,317	1,341,208

TOTAL LIABILITIES AND EQUITY	$4,481,120	$4,449,687

See accompanying notes to consolidated and combined financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands, except per share data)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
REVENUES:
Room revenues	$1,195,816	$1,113,956	$984,273
Other hotel revenues	17,659	17,787	16,898
Management fees, license fees and other revenues	—	1,075	10,291

Total revenues	1,213,475	1,132,818	1,011,462

OPERATING EXPENSES:
Hotel operating expenses	592,101	540,551	493,635
General and administrative expenses	84,381	108,325	88,543
Depreciation and amortization	187,207	168,053	129,938
Impairment of long-lived assets	2,300	3,330	1,420
Gain on sale of hotel properties	(864)	—	—
Managed property payroll expenses	—	728	6,600
Restructuring expenses	—	605	5,763
Acquisition transaction expenses	—	235	1,675

Total operating expenses	865,125	821,827	727,574

OTHER INCOME	388	1,134	384

INCOME FROM OPERATIONS	348,738	312,125	284,272
OTHER NON-OPERATING EXPENSE	3,763	—	—
INTEREST EXPENSE, NET	149,364	234,459	257,349

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	195,611	77,666	26,923
INCOME TAX EXPENSE (BENEFIT)	45,057	(4,990)	4,642

NET INCOME	150,554	82,656	22,281
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(110,958)	3,575	(1,549)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS OR MEMBERS	$39,596	$86,231	$20,732

NET INCOME PER COMMON SHARE—BASIC	$0.19	$0.49	$0.12

NET INCOME PER COMMON SHARE—DILUTED	$0.19	$0.49	$0.12

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	203,548	174,894	169,816

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	204,508	176,268	171,796

See accompanying notes to consolidated and combined financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
NET INCOME	$150,554	$82,656	$22,281
FOREIGN CURRENCY TRANSLATION (LOSS) INCOME	(2,728)	(3,980)	87

COMPREHENSIVE INCOME	147,826	78,676	22,368
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(109,972)	3,575	(1,554)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS OR MEMBERS	$37,854	$82,251	$20,814

See accompanying notes to consolidated and combined financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands)

	Members’ Capital			Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ and Members’ Equity	Non- controlling Interests	Total Equity

		Common Stock
		Shares	Amount
BALANCE—January 1, 2012	$1,552,429	—	$—	$—	$(3,026)	$42	$1,549,445	$1,925	$1,551,370
Net income	—	—	—	—	20,732	—	20,732	1,549	22,281
Foreign currency translation income	—	—	—	—	—	82	82	5	87
Member contributions	5,925	—	—	—	—	—	5,925	75	6,000
Member distributions	(820,258)	—	—	—	(12,680)	—	(832,938)	(397)	(833,335)
ESH REIT preferred distributions	—	—	—	—	(16)	—	(16)	—	(16)
Equity-based compensation	6,428	—	—	—	—	—	6,428	—	6,428

BALANCE—December 31, 2012	744,524	—	—	—	5,010	124	749,658	3,157	752,815
Net income (loss)	—	—	—	—	86,231	—	86,231	(3,575)	82,656
Foreign currency translation loss	—	—	—	—	—	(3,980)	(3,980)	—	(3,980)
Member distributions	—	—	—	—	(78,400)	—	(78,400)	(2,011)	(80,411)
ESH REIT preferred distributions	—	—	—	—	(16)	—	(16)	—	(16)
Equity-based compensation	4,094	100	—	14,712	—	—	18,806	1,362	20,168
Company reorganization	(748,618)	172,200	1,723	424,233	(38,588)	(212)	(361,462)	329,273	(32,189)
Sale of equity, net of issuance costs	—	32,488	325	333,414	—	—	333,739	268,426	602,165

BALANCE—December 31, 2013	—	204,788	2,048	772,359	(25,763)	(4,068)	744,576	596,632	1,341,208
Net income	—	—	—	—	39,596	—	39,596	110,958	150,554
Foreign currency translation loss	—	—	—	—	—	(1,742)	(1,742)	(986)	(2,728)
ESH REIT common distributions	—	—	—	—	—	—	—	(108,504)	(108,504)
ESH REIT preferred distributions	—	—	—	—	—	—	—	(16)	(16)
Equity-based compensation	—	(271)	—	7,088	—	—	7,088	1,715	8,803

BALANCE—December 31, 2014	$—	204,517	$2,048	$779,447	$13,833	$(5,810)	$789,518	$599,799	$1,389,317

See accompanying notes to consolidated and combined financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
OPERATING ACTIVITIES:
Net income	$150,554	$82,656	$22,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	185,833	166,679	128,564
Amortization of intangible assets	1,374	1,374	1,374
Foreign currency transaction loss	3,763	—	—
Amortization and write-off of deferred financing costs and accretion of debt discount	19,597	24,191	45,365
Amortization of above-market ground leases	(136)	(136)	(136)
Loss on disposal of property and equipment	3,144	3,493	3,499
Impairment of long-lived assets	2,300	3,330	1,420
Gain on sale of hotel properties	(864)	—	—
Equity-based compensation	8,803	20,168	6,428
Deferred income tax (benefit) expense	(520)	(11,554)	2,387
Changes in assets and liabilities:
Accounts receivable, net	(5,040)	(2,909)	(2,879)
Other assets	(821)	(2,464)	(5,098)
Accounts payable and accrued liabilities	2,498	26,485	(2,095)

Net cash provided by operating activities	370,485	311,313	201,110

INVESTING ACTIVITIES:
Purchases of property and equipment	(173,239)	(172,540)	(271,464)
Acquisition of hotels, property and equipment	—	(16,368)	(128,299)
Proceeds from sale of hotel properties, net	3,223	—	—
(Increase) decrease in restricted cash and insurance collateral	(26,151)	22,173	175,167
Proceeds from insurance recoveries	13,924	2,020	754
Purchase of HVM noncontrolling interests	—	(544)	—

Net cash used in investing activities	(182,243)	(165,259)	(223,842)

FINANCING ACTIVITIES:
Proceeds from mortgage loans	—	—	2,520,000
Principal payments on mortgage loans	(1,794)	(5,865)	(1,974,511)
Proceeds from mezzanine loans	—	—	1,080,000
Principal payments on mezzanine loans	(365,000)	(715,000)	(700,000)
Proceeds from term loan facility, net of discount	373,125	—	—
Proceeds from revolving credit facilities	210,000	20,000	—
Payments on revolving credit facilities	(230,000)	—	—
Payment of deferred financing costs	(5,222)	(9,850)	(64,619)
Sale of equity	—	649,750	—
Equity issuance costs	—	(47,585)	—
ESH REIT common distributions	(108,253)	(78,400)	(832,938)
ESH REIT preferred distributions	(16)	(16)	(16)
Distributions to HVM members	—	(2,011)	(397)
Contributions from HVM members	—	—	75

Net cash (used in) provided by financing activities	(127,160)	(188,977)	27,594

CHANGES IN CASH AND CASH EQUIVALENTS DUE TO CHANGES IN FOREIGN CURRENCY EXCHANGE RATES	(215)	(202)	136

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	60,867	(43,125)	4,998
CASH AND CASH EQUIVALENTS—Beginning of period	60,457	103,582	98,584

CASH AND CASH EQUIVALENTS—End of period	$121,324	$60,457	$103,582

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties	$125,258	$201,227	$196,350

Income tax payments—net of refunds of $281, $941, and $66	$36,379	$233	$11,349

NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable and accrued liabilities	$15,912	$21,241	$13,625

Acquisition of hotels, property and equipment paid by Sponsors	$—	$—	$3,925

Payment of deferred financing costs by Sponsors	$—	$—	$2,000

Issuance of mandatorily redeemable preferred stock	$—	$21,202	$—

See accompanying notes to consolidated and combined financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 AND 2013 AND FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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

As of December 31, 2014 and 2013, the Company owned and operated 679 and 681 hotel properties, respectively, in 44 U.S. states consisting of 75,500 and approximately 75,700 rooms, respectively, and three hotels in Canada consisting of 500 rooms. The majority of hotels are operated under the core brand, Extended Stay America. Three Canadian hotels operate under the brand Extended Stay Canada and 47 hotels operate under the brand Crossland Economy Studios.

Organization Prior to the Pre-IPO Transactions and Initial Public Offering

Prior to the Pre-IPO Transactions, ESH REIT’s predecessor, ESH Hospitality LLC, was directly owned by ESH Hospitality Holdings LLC (“Holdings”), a Delaware limited liability company, whose members were investment funds sponsored and managed by Centerbridge Partners L.P., Paulson & Co. Inc. and The Blackstone Group L.P. and their affiliates (collectively, the “Sponsors”).

The hotels were leased by ESH Hospitality LLC’s taxable REIT subsidiaries (the “Operating Lessees”), which contracted with HVM LLC (“HVM”), a separate, independently owned hotel management and administrative services company, to manage the hotels and provide certain other administrative services. HVM was indirectly owned by individuals who were each active in the business of HVM and was managed by an entity indirectly owned by employees of the Sponsors. The brands were owned by a subsidiary of ESH Strategies LLC (“ESH Strategies”), a Delaware limited liability company, that licensed the brands to the Operating Lessees. ESH Strategies (together with ESH Hospitality LLC, the Company’s predecessor) was directly owned by ESH Hospitality Strategies Holdings LLC (“Strategies Holdings”), a Delaware limited liability company, whose members were substantially the same investment funds as those that owned Holdings.

The Pre-IPO Transactions

The Pre-IPO Transactions, which were completed in November 2013, restructured and reorganized the then-existing businesses and entities prior to the Corporation’s and ESH REIT’s initial public offering, and consisted primarily of the following:

•	Holdings distributed 96.5% of the common stock of ESH REIT to the holders of Class A Units in Holdings and retained the remaining shares, which were subsequently paired with Corporation common stock and distributed as described below; the common stock of ESH REIT was recapitalized into two classes of common stock: Class A common stock and Class B common stock.

•	The Sponsors acquired the Corporation for a nominal fee.

•	ESH REIT transferred the Operating Lessees to newly-formed, wholly-owned subsidiaries of the Corporation; in connection with the transfer of 1.0% of the Operating Lessees, the Corporation paid ESH REIT approximately $1.6 million and the operating leases were amended to reflect then current fair market value terms.

•	A newly-formed, wholly-owned subsidiary of the Corporation, ESA Management LLC (“ESA Management”), acquired all of the assets and assumed all of the liabilities of HVM for approximately $0.8 million; the existing management agreements were terminated and ESA Management entered into new management agreements with the Operating Lessees. ESA Management assumed sponsorship of HVM’s savings plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) (see Note 16).

•	The shareholders of ESH REIT contributed the Class A common stock of ESH REIT, representing approximately 55% of the outstanding common stock of ESH REIT, to the Corporation in exchange for common stock of the Corporation; the common stock of the Corporation was stapled to, or paired with, the Class B common stock of ESH REIT on a one-for-one basis, forming the Paired Shares offered pursuant to the Corporation’s and ESH REIT’s initial public offering.

•	The Corporation acquired all of the interests in ESH Strategies in exchange for approximately $21.2 million of mandatorily redeemable preferred stock of the Corporation, which pays preferred dividends at 8.0% per annum (see Note 8).

•	Holdings distributed its remaining Paired Shares.

Because the Sponsors owned the same percentages of the Company subsequent to the Pre-IPO Transactions as they owned of Holdings and Strategies Holdings prior to the Pre-IPO Transactions, a non-substantive exchange occurred. Accordingly, the transfer of net assets that occurred in connection with the Pre-IPO Transactions was recognized at historical cost basis.

Following the Pre-IPO Transactions, the Corporation, through its direct wholly-owned subsidiaries, leases the hotel properties from ESH REIT, owns the trademarks related to the business and manages the hotel properties. ESH REIT owns all of the hotel properties. The Corporation owns, and is expected to continue to own, all of the Class A common stock of ESH REIT, which represents approximately 55% of the outstanding common stock of ESH REIT.

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

After deducting underwriting discounts, commissions and other transaction costs, the Offering raised proceeds to the Corporation and ESH REIT of approximately $602.2 million. The proceeds were divided among the Corporation and ESH REIT based on their relative valuations. The Corporation used the majority of the proceeds it received to purchase shares of Class A common stock of ESH REIT to maintain its ownership of approximately 55% of the outstanding common stock of ESH REIT. ESH REIT used its proceeds from the Offering, including proceeds received pursuant to the sale of Class A common stock to the Corporation, in addition to cash on hand, to repay approximately $331.0 million of its Mezzanine A Loan, approximately $218.5 million of its Mezzanine B Loan and approximately $165.5 million of its Mezzanine C Loan (see Note 7).

On August 12, 2014, certain selling stockholders (the “Selling Shareholders”) sold 24,150,000 Paired Shares as part of a secondary offering. The Selling Shareholders consisted solely of entities affiliated with the Sponsors and did not include officers or directors of the Corporation or ESH REIT. Neither the Corporation nor ESH REIT sold Paired Shares in the secondary offering and neither received proceeds from the secondary offering. The Corporation and ESH REIT did, however, incur professional fees in connection with the secondary offering. For the year ended December 31, 2014, total costs incurred and expensed were approximately $1.5 million.

As of December 31, 2014 and 2013, the public owns approximately 28.9% and 15.9%, respectively, of the outstanding Paired Shares, while the Sponsors and senior management, including certain directors, own approximately 71.1% and 84.1%, respectively, of the outstanding Paired Shares.

As of December 31, 2014, the Corporation owns 250,303,494 shares of ESH REIT’s Class A common stock; the Sponsors, senior management, including certain directors, and the public own 204,517,265 shares of ESH REIT’s Class B common stock.

Basis of Consolidation and Combination

The accompanying consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). References to the Company, its financial position, results of operations, comprehensive income, changes in equity and cash flows mean the Corporation and its consolidated subsidiaries, including the Operating Lessees, ESH Strategies, ESA Management and ESH REIT, for periods from the Pre-IPO Transactions through December 31, 2014, and to the Company’s predecessor, which includes ESH REIT’s predecessor, ESH Strategies and HVM (see Notes 2 and 12), for periods through the Pre-IPO Transactions.

For periods from the Pre-IPO Transactions through December 31, 2014, third party equity interests in ESH REIT consist of all of the shares of Class B common stock of ESH REIT, which represent approximately 45% of ESH REIT’s total common equity, and 125 shares of preferred stock of ESH REIT (see Note 11). These interests, which are not owned by the Corporation, are presented as noncontrolling interests in the accompanying consolidated and combined financial statements.

For periods through the Pre-IPO Transactions, third party equity interests in HVM, which represented all of HVM’s equity, were not owned by the Company or the Company’s predecessor and are presented as noncontrolling interests in the accompanying consolidated and combined financial statements (see Notes 11 and 12).

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

Use of Estimates—The preparation of the accompanying consolidated and combined financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management used significant estimates to determine the allocation of purchase price to assets that were acquired in 2013 and 2012

(see Note 4). Significant estimates also include the estimated useful lives of tangible assets as well as the assessment of tangible and intangible assets, including goodwill for impairment, estimated liabilities for insurance reserves and the grant-date fair value of restricted stock awards related to equity-based compensation prior to the completion of the Pre-IPO Transactions. Actual results could differ from those estimates.

Cash and Cash Equivalents—The Company considers all cash on hand, demand deposits with financial institutions, credit card receivables, and short-term, highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has deposits in excess of $250,000 with financial institutions that are not insured by the Federal Deposit Insurance Corporation. The Company does not believe cash and cash equivalents expose it to significant credit risk.

Accounts Receivable and Allowance for Doubtful Accounts—Provision for doubtful accounts is made when collection of receivables is considered doubtful. Balances are considered past due when payment is not received by the contractual due date. When management determines that accounts receivable are uncollectible, they are written off against the allowance for doubtful accounts.

Restricted Cash—Restricted cash primarily consists of amounts held in cash management accounts and in escrows for the payment of hotel occupancy/sales taxes, real estate taxes and insurance, capital improvements, ground leases, operating expenses (including management fees and reimbursements) and mortgage debt service, all as required by ESH REIT’s mortgage loan agreement (see Note 7). As of December 31, 2014, restricted cash also includes deposits held for insurance collateral of approximately $21.6 million.

Property and Equipment—Property and equipment additions are recorded at cost. Major improvements that extend the life or utility of property or equipment are capitalized and depreciated over a period equal to the shorter of the estimated useful life of the improvement or the remaining estimated useful life of the asset. Ordinary repairs and maintenance are charged to expense as incurred.

Depreciation and amortization are recorded on a straight-line basis over the following estimated useful lives:

Hotel buildings	5–49 years
Hotel building improvements	3–39 years
Hotel site improvements	3–20 years
Hotel furniture, fixtures and equipment	1–10 years
Office furniture, fixtures and equipment	3–7 years

Management assesses whether there has been impairment of the value of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by a comparison of the carrying amount of a hotel property to the estimated future undiscounted cash flows expected to be generated by each hotel property. Impairment is recognized when estimated future undiscounted cash flows, including proceeds from disposition, are less than the carrying value of each hotel property.

To the extent that a hotel property is impaired, the excess carrying amount of each hotel property over its estimated fair value is charged to operating earnings. Fair value is determined based upon the discounted cash flows of each hotel property, quoted market prices or independent appraisals, as considered necessary. The Company recognized impairment charges related to property and equipment of approximately $2.3 million, $3.3 million and $1.4 million for the years ended December 31, 2014, 2013 and 2012, respectively (see Note 5). The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, then an impairment charge to reduce the carrying value of each hotel property could occur in a future period in which conditions change.

Intangible Assets and Liabilities—Intangible assets and liabilities include trademarks, above-market contracts, corporate customer relationships and customer databases. Above-market contracts, corporate customer relationships and customer databases are amortized using the straight-line method over their estimated remaining useful lives, which in the case of contracts is typically the remaining non-cancelable term. Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. Trademarks are not amortized. Indefinite-lived intangible assets are reviewed for impairment at least annually. At such time their classification as indefinite-lived intangible assets is reassessed. The Company first assesses qualitative factors to determine if it is not more likely than not that the fair value of its indefinite-lived intangible assets is less than its carrying amount. No impairment charges related to intangible assets were recognized during the years ended December 31, 2014, 2013 or 2012.

Goodwill—Goodwill represents the excess purchase price over the fair value of net assets acquired. The Company tests goodwill for impairment at least annually in the fourth quarter. The Company tests for impairment more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has one operating segment, which is its reporting unit; therefore, management analyzes goodwill associated with all hotels when analyzing for potential impairment. The Company first assesses qualitative factors to determine if it is not more likely than not that the fair value of its reporting unit is less than its carrying amount. No impairment charges related to goodwill were recognized during the years ended December 31, 2014, 2013 or 2012.

Property Acquisitions—The purchase price of net tangible and identified intangible assets and liabilities are recorded based on their relative fair values on the date of acquisition. The fair value of the acquired land and site improvements, building and improvements, and furniture, fixtures and equipment is determined considering a variety of factors, including the physical condition and quality of the hotels, estimated rates and valuation assumptions consistent with current market conditions, based on independent appraisals and other relevant market data obtained in connection with the acquisition of the hotels. The results of operations of acquired hotel properties are included in the accompanying consolidated and combined statements of operations since their respective dates of acquisition.

Deferred Financing Costs—Costs incurred in obtaining financing are amortized over the terms of the related loans on a straight-line basis, which approximates the effective interest method. Upon repayment of, or in conjunction with a material change in the terms of, the underlying debt agreement, remaining unamortized costs are charged to earnings. During the years ended December 31, 2014, 2013 and 2012, approximately $5.1 million, $11.7 million and $34.4 million, respectively, of unamortized deferred financing costs, primarily related to the prepayment of mortgage and mezzanine loans, were charged to earnings and are included in net interest expense in the accompanying consolidated and combined statements of operations. Amortization of deferred financing costs unrelated to the prepayment of mortgage and mezzanine loans, which is also included in net interest expense in the accompanying consolidated and combined statements of operations, was approximately $14.3 million, $12.5 million and $11.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Revenue Recognition—Room and other hotel revenues are recognized when services are provided. Amounts paid in advance by customers are recorded as deferred revenues and included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. Other hotel revenues primarily consist of revenues derived from guest laundry, pet fees, internet fees, additional housekeeping, telephone and other miscellaneous fees or services. Occupancy, hotel and sales taxes collected from customers and remitted to the taxing authorities are excluded from revenues.

Advertising Costs—Advertising costs are expensed as incurred. In 2014, total advertising costs were approximately $28.3 million and are classified as hotel operating expenses in the accompanying consolidated statement of operations. Prior to 2014, internet advertising costs were included in hotel operating expenses and all other advertising costs were included in general and administrative expenses in the accompanying consolidated and combined statements of operations. For the years ended December 31, 2013 and 2012, advertising costs were approximately $28.2 million and $25.2 million, respectively, approximately $18.8 million and $15.2 million of which are classified as hotel operating expenses, and approximately $9.4 million and $10.0 million of which are classified as general and administrative expenses, respectively.

Operating Leases—Rent expense, including ground rent, is recognized on a straight-line basis over the terms of the related leases.

Fair Value of Financial Instruments—U.S. GAAP establishes a three-level valuation hierarchy based upon observable and unobservable inputs for fair value measurement of financial instruments:

Level 1—Observable inputs, such as quoted prices in active markets at the measurement date for identical assets or liabilities

Level 2—Significant inputs that are observable, directly or indirectly, such as other quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability

Level 3—Significant unobservable inputs for which there is little to no market data and for which the Company makes its own assumptions about how market participants would price the asset or liability

Fair value is defined as the price that would be received when selling an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In instances where inputs used to measure fair value fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest-level input significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, mortgage and term loans, mandatorily redeemable preferred stock and revolving credit facilities. The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities and revolving credit facilities are representative of their fair values due to the short-term nature or frequent settlement of these instruments. The fair values of mortgage and term loans and mandatorily redeemable preferred stock are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on the Company’s current mortgage and term loans and mandatorily redeemable preferred stock or quoted market prices, when available (see Notes 7 and 8).

Derivative Instruments—Derivative instruments, including derivative instruments embedded in other contracts (if applicable), are recorded in the accompanying consolidated balance sheets as either assets or liabilities measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. The Company does not enter into derivative financial instruments for trading or speculative purposes.

Insurance Reserves—The Company utilizes various high-deductible insurance programs for workers’ compensation, general liability and health insurance claims. Such retained losses require estimates in determining the liability for claims arising under these programs. Workers’ compensation, general liability and health insurance liabilities are estimated using actuarial evaluations based on historical and projected claims and medical cost trends. As of December 31, 2014 and 2013, approximately $41.3 million and $36.2 million, respectively, of liabilities for such high-deductible insurance programs are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

Variable Interest Entity—Prior to the Pre-IPO Transactions, the Company held a variable interest in HVM, a separate, independently owned hotel management and administrative services company (see Note 12). The Company’s maximum exposure to loss as a result of its involvement with HVM was related to the need to secure alternative hotel management services and systems support if HVM were ever unable to fulfill its obligations under its management agreements with ESH REIT. The assets of HVM could not be used to settle obligations of the Company and the Company’s assets could not be used to settle obligations of HVM. For the period from January 1, 2013 through the Pre-IPO Transactions and the year ended December 31, 2012, the Company or the Company’s predecessor represented approximately 99% and 97%, respectively, of the business conducted by HVM. The Company concluded that it was the primary beneficiary of HVM and, as a result, consolidated the financial position, results of operations, comprehensive income and cash flows of HVM for periods prior to the Pre-IPO Transactions. Since the Company had no equity interest in HVM, the results of operations and members’ capital of HVM were reported as noncontrolling interests in the accompanying consolidated and combined financial statements for periods through the Pre-IPO Transactions. Subsequent to the Pre-IPO Transactions, HVM no longer meets the definition of a variable interest entity. See summarized financial information of HVM in Note 12.

Income Taxes—Subsequent to the Pre-IPO Transactions, the Company’s taxable income includes the taxable income of its wholly-owned subsidiaries, ESA Management, ESH Strategies and the Operating Lessees, and includes distribution income related to its ownership of approximately 55% of ESH REIT. As a result, approximately 55% of ESH REIT’s distributions are subject to corporate income tax. Prior to 2014, the Corporation received no distribution income with respect to its ownership interest in ESH REIT. Prior to the Pre-IPO Transactions, all of ESH REIT’s distributions were made to its owners (i.e., the Sponsors) and ESH REIT generally incurred no federal income tax.

The Company recognizes deferred tax assets and liabilities using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized in future periods. The realization of deferred tax assets is primarily dependent on estimated future taxable income. A change in the estimate of future taxable income may require an addition to, or a reduction of, the valuation allowance.

ESH REIT has elected to be taxed as and expects to continue to qualify as a real estate investment trust (“REIT”) under provisions of the Code. A REIT is a legal entity that holds real estate assets and is generally not subject to federal and state income taxes. In order to maintain qualification as a REIT, ESH REIT is required to distribute at least 90% of its taxable income, excluding capital gains, to its shareholders each year. In addition, ESH REIT must meet a number of complex organizational and operational requirements. If ESH REIT were to fail to qualify as a REIT in any taxable year, it would be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and generally would be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it lost its REIT qualification. Even in qualifying as a REIT, ESH REIT may be subject to state and local taxes in certain jurisdictions, and is subject to federal income and excise taxes on undistributed income.

In 2014, ESH REIT distributed greater than 100% of its taxable income and therefore incurred no federal income tax. In the future, ESH REIT intends to distribute approximately 95% of its taxable income and net capital gain. Accordingly, ESH REIT is expected to be subject to federal and state income tax on approximately 5% of its taxable income. The Company has recorded deferred tax assets and liabilities to reflect the fact that an estimated 5% of ESH REIT’s future taxable income is expected to be subject to tax. Included in the net deferred tax liability balance is a deferred tax asset related to net operating loss carryforwards of ESH REIT that expire in 2032.

Prior to the Pre-IPO Transactions, the Operating Lessees were subsidiaries of ESH REIT and elected to be treated as taxable REIT subsidiaries. As such, the Operating Lessees were generally subject to federal, state, local and/or foreign income taxes on their separate tax returns. ESH Strategies’ and HVM’s operating results were reportable by their members or members of their ultimate parent. Thus, federal income taxes were not recognized for these entities. ESH Strategies and HVM were also subject to state and local taxes in certain jurisdictions.

Foreign Currency—The financial statements of certain of the Company’s subsidiaries and its investments therein are maintained in their functional currency, the Canadian dollar (“C$”), and their income and expenses are translated into U.S. dollars using the average exchange rate for the period. The assets and liabilities of these subsidiaries are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. As of December 31, 2014 and 2013, foreign currency translation losses of approximately $5.8 million and $4.1 million, respectively, are reflected in accumulated other comprehensive loss as a component of equity in the accompanying consolidated balance sheets.

Foreign currency transaction losses mainly related to U.S. dollar denominated debt at Canadian subsidiaries of approximately $3.8 million are included in other non-operating expense in the accompanying consolidated statement of operations for the year ended December 31, 2014.

Comprehensive Income—Comprehensive income includes net income and other comprehensive income, which consists of foreign currency translation adjustments. Comprehensive income is presented in the accompanying consolidated and combined statements of comprehensive income and foreign currency translation adjustments are displayed as a separate component of consolidated equity.

Equity-Based Compensation—The Corporation and ESH REIT each maintain a Long-Term Incentive Plan (“LTIP”) under which the Corporation and ESH REIT may issue to eligible employees or directors restricted stock awards, restricted stock units or other equity-based awards. The Company recognizes costs related to equity-based awards over their vesting periods. The issuing entity classifies equity-based awards granted in exchange for employee services as either equity awards or as liability awards. The classification of an award either as an equity award or a liability award is generally based upon cash settlement options. Equity awards are measured based on their fair value on the date of grant. Liability awards are re-measured to fair value each reporting period. The value of all awards, less estimated forfeitures, is recognized over the period during which an employee or director is required to provide services in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for awards for which employees or directors do not render the requisite services. All awards granted subsequent to the Pre-IPO Transactions are classified as equity awards except those equity-based awards issued by ESH REIT to its directors, which are classified as liability awards.

Prior to the Pre-IPO Transactions, HVM maintained a management incentive plan further described in Note 15. Equity-based compensation related to this plan was recorded in the accompanying consolidated and combined statements of operations due to the fact that HVM was a consolidated variable interest entity.

Segments—The Company’s hotel operations represent a single operating segment based on the way the Company manages its business. The Company’s hotels provide similar services, use similar processes to sell those services and sell their services to similar classes of customers. The amounts of long-lived assets and net sales outside the U.S. are not significant for any period presented.

Recently Issued Accounting Standards

Income Statement—Extraordinary and Unusual Items—In January 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update to simplify income statement presentation by eliminating the concept of extraordinary items. This standard will be effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company does not expect the adoption of the updated accounting standard to have a material effect on its consolidated and combined financial statements.

Presentation of Financial Statements—Going Concern—In August 2014, the FASB issued an accounting standard which provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is “substantial doubt” about its ability to continue as a going concern. The new accounting standard is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company does not expect the adoption of this guidance to have a material effect on its consolidated and combined financial statements.

Stock Compensation—Share-Based Payment Awards—In June 2014, the FASB issued an accounting standards update which clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. The compensation expense related to such awards should be delayed until it becomes probable that the performance target will be met. The updated accounting standard does not contain additional disclosure requirements. This standard will be effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted, and may be applied either prospectively or retrospectively. As the Company does not currently have performance targets for any of its share-based payment awards, the Company does not expect the adoption of the updated accounting standard to have a material effect on its consolidated and combined financial statements.

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

Reporting Discontinued Operations—In April 2014, the FASB issued an accounting standards update which modifies the definition of discontinued operations and requires that only disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results be reported as discontinued operations in the financial statements. This updated accounting standard is effective for all disposals (or classifications as held for sale) of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. The Company adopted this guidance as of January 1, 2014, and it did not have a material effect on the Company’s accompanying consolidated and combined financial statements due to a limited number of historical dispositions. This guidance is expected to result in reporting discontinued operations less frequently than the previous accounting standard. For example, the sale of the two Hometown Inn-branded hotels in 2014 were not reported as discontinued operations as they did not represent a strategic shift that had a major effect on the Company’s operations or financial results.

Income Taxes —In July 2013, the FASB issued an accounting standards update which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This updated accounting standard is effective for fiscal and interim reporting periods beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. The Company adopted this guidance as of January 1, 2014, and it did not have a material effect on the Company’s accompanying consolidated and combined financial statements.

Cumulative Translation Adjustment—In March 2013, the FASB issued an accounting standards update that indicates when the cumulative translation adjustment (“CTA”) related to an entity’s investment in a foreign entity should be released to earnings. The CTA should be released when an entity sells a foreign subsidiary or a group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in a foreign entity. The CTA should also be released when an entity no longer has a controlling financial interest in an investment in a foreign entity. This updated accounting standard is effective for fiscal and interim reporting periods beginning after December 15, 2013, and shall be applied prospectively. The Company adopted this guidance as of January 1, 2014, and it did not have a material effect on the Company’s accompanying consolidated and combined financial statements.

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

As discussed in Note 1, in November 2013, the Company completed the Pre-IPO Transactions. For purposes of computing net income per share, it is assumed that the recapitalization of the Company had occurred for all periods presented and therefore the outstanding shares have been adjusted to reflect the conversion of shares that took place in contemplation of the Offering. Accordingly, the denominators in the computations of basic and diluted net income per share reflect the Company predecessor’s recapitalization for the years ended December 31, 2013 and 2012.

The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows:

(in thousands, except per share data)	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Numerator:
Net income available to common shareholders—basic	$39,596	$86,231	$20,732
Less amounts available to noncontrolling interests assuming conversion	(315)	(166)	(53)

Net income available to common shareholders—diluted	$39,281	$86,065	$20,679

Denominator:
Weighted average number of common shares outstanding—basic	203,548	174,894	169,816
Dilutive securities	960	1,374	1,980

Weighted average number of common shares outstanding—diluted	204,508	176,268	171,796

Net income per common share—basic	$0.19	$0.49	$0.12

Net income per common share—diluted	$0.19	$0.49	$0.12

4.	ACQUISITIONS

2013 LVP Acquisition —On December 31, 2013, the Company acquired the assets and assumed the liabilities of two hotels from LVP Acquisition Corporation (“LVP”) for cash consideration of approximately $16.5 million. The acquisition was accounted for as a business combination in accordance with FASB ASC 805, “Business Combinations,” which requires that the consideration be allocated to the acquired assets and assumed liabilities based on their acquisition date fair values. The vast majority of the purchase price was allocated to property and equipment.

2012 HFI Acquisition—On December 13, 2012, the Company acquired the assets and assumed the liabilities of 17 hotels from HFI Acquisitions Company LLC (“HFI”) for cash consideration of approximately $131.8 million. The acquisition was accounted for as a business combination in accordance with FASB ASC 805, “Business Combinations.” The consideration transferred to acquire the 17 HFI hotels, which HVM previously managed, and the purchase price allocation among the assets acquired and liabilities assumed, was as follows (dollars in thousands):

	Amount	Estimated Useful Life
Land and site improvements	$61,686	5–11 years
Building and improvements	59,547	19–40 years
Furniture, fixtures and equipment	10,598	3–10 years
Other assets and liabilities—net	(41)

Total purchase price	$131,790

The following table sets forth room revenues, other hotel revenues, hotel operating expenses, depreciation and amortization, interest expense and net income assuming the 17 HFI hotels had been acquired on January 1, 2012 (in thousands and unaudited):

Year Ended December 31, 2012
Room revenues	$1,014,335
Other hotel revenues	17,266
Hotel operating expenses	506,399
Depreciation and amortization	136,386
Interest expense	264,691
Net income	26,816

The 17 HFI acquired hotels contributed total revenues of approximately $35.0 million and $30.5 million, and income from operations of approximately $17.6 million and $14.5 million, for the years ended December 31, 2014 and 2013, respectively, as compared to total revenues of approximately $1.3 million and income from operations of approximately $0.6 million for the period from December 13, 2012 through December 31, 2012.

Acquisition related expenses—Legal, professional and other fees and costs directly related to the acquisitions described above totaled approximately $0.2 million and $1.7 million for the years ended December 31, 2013 and 2012, respectively. These costs are included in acquisition transaction expenses in the accompanying consolidated and combined statements of operations.

5.	PROPERTY AND EQUIPMENT

Net investment in property and equipment as of December 31, 2014 and 2013, consists of the following (in thousands):

	December 31, 2014	December 31, 2013
Hotel properties:
Land and site improvements	$1,351,160	$1,347,260
Building and improvements	2,894,021	2,839,454
Furniture, fixtures and equipment	443,149	362,022

Total hotel properties	4,688,330	4,548,736
Corporate furniture, fixtures and equipment	19,957	16,131
Undeveloped land parcel	1,675	1,821

Total cost	4,709,962	4,566,688

Less accumulated depreciation:
Hotel properties	(608,600)	(427,533)
Corporate furniture, fixtures and equipment	(13,914)	(11,838)

Total accumulated depreciation	(622,514)	(439,371)

Property and equipment—net	$4,087,448	$4,127,317

During the years ended December 31, 2014, 2013 and 2012, the Company, using Level 3 unobservable inputs, recognized impairment charges of approximately $2.3 million, $3.3 million and $1.4 million, respectively, in the accompanying consolidated and combined statements of operations. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of revenues, expenses and hotel related cash flows based on assumed long-term growth rates, demand trends, expected future capital expenditures and estimated discount rates. These assumptions were based on the Company’s historical data and experience, the Company’s budgets, industry projections and micro and macro general economic condition projections.

On July 28, 2014, the Company sold two hotel properties, with a carrying value of approximately $2.2 million, for proceeds of $3.5 million. Net of closing costs, the Company recognized a gain on sale of approximately $0.9 million. At the time of the sale, as required by the 2012 Mortgage Loan, the Company made a mortgage loan repayment of approximately $1.8 million.

As of December 31, 2014, substantially all of the hotel properties (678 of 682 hotel properties) are pledged as security for ESH REIT’s 2012 Mortgage Loan (as defined in Note 7).

6.	INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets and goodwill as of December 31, 2014 and 2013, consist of the following (dollars in thousands):

	December 31, 2014
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets:
Customer relationships	20 years	$26,800	$(5,670)	$21,130
Customer e-mail database	5 years	170	(144)	26

Total definite-lived intangible assets		26,970	(5,814)	21,156
Indefinite-lived tangible assets—trademarks		10,500	—	10,500

Total intangible assets		37,470	(5,814)	31,656
Goodwill		55,633	—	55,633

Total intangible assets and goodwill		$93,103	$(5,814)	$87,289

	December 31, 2013
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets:
Customer relationships	20 years	$26,800	$(4,330)	$22,470
Customer e-mail database	5 years	170	(110)	60

Total definite-lived intangible assets		26,970	(4,440)	22,530
Indefinite-lived tangible assets—trademarks		10,500	—	10,500

Total intangible assets		37,470	(4,440)	33,030
Goodwill		55,633	—	55,633

Total intangible assets and goodwill		$93,103	$(4,440)	$88,663

The remaining weighted-average amortization period for definite-lived intangible assets was approximately 16 years as of December 31, 2014. Estimated future amortization expense for intangible assets is as follows (in thousands):

Years Ending December 31,
2015	$1,366
2016	1,340
2017	1,340
2018	1,340
2019	1,340
Thereafter	14,430

Total	$21,156

7.	DEBT

Summary—The Company’s outstanding debt as of December 31, 2014 and 2013, is as follows (in thousands):

	December 31,	December 31,
	2014	2013
Mortgage loans payable	$2,518,049	$2,519,843
Term loan facility payable, net of unaccreted discount of $1,680 and $0	373,320	—
Mezzanine loans payable	—	365,000
Revolving credit facilities	—	20,000

Total debt	$2,891,369	$2,904,843

During the years ended December 31, 2014 and 2013, the following transactions occurred (in thousands):

	December 31,	December 31,
	2014	2013
Debt—beginning of year	$2,904,843	$3,605,708
Additions:
Proceeds from term loan facility, net of discount	373,125	—
Proceeds from revolving credit facilities	210,000	20,000
Accretion of debt discount	195	—
Deductions
Payments on mortgage loans	(1,794)	(5,865)
Payments on mezzanine loans	(365,000)	(715,000)
Payments on revolving credit facilities	(230,000)	—

Debt—end of year	$2,891,369	$2,904,843

The Company’s debt as of December 31, 2014 and 2013, consists of the following (in thousands):

			Outstanding Principal			Interest Rate
Loan	Stated Amount		December 31, 2014	December 31, 2013	Stated Interest Rate(2)	December 31, 2014	December 31, 2013	Maturity Date		Amortization
Mortgage loans
2012 Mortgage Loan—Component A	$350,000		$348,049	$349,843	LIBOR(1) + 2.0547%	2.2260%	2.2227%	12/1/2015	(3)	Interest only
2012 Mortgage Loan—Component B	350,000		350,000	350,000	3.4047%	3.4047%	3.4047%	12/1/2017		Interest only
2012 Mortgage Loan—Component C	1,820,000		1,820,000	1,820,000	4.0547%	4.0547%	4.0547%	12/1/2019		Interest only
Term loan facility
2014 Term Loan(4)	375,000		373,320	—	LIBOR(1)(5) + 4.25%	5.00%	N/A	6/24/2019		Interest only	(6)
Mezzanine loans
2012 Mezzanine A Loan	500,000		—	168,981	8.25%	N/A	8.25%	12/1/2019		Interest only
2012 Mezzanine B Loan	330,000		—	111,528	9.625%	N/A	9.625%	12/1/2019		Interest only
2012 Mezzanine C Loan	250,000		—	84,491	11.50%	N/A	11.50%	12/1/2019		Interest only
Revolving credit facilities
Corporation revolving credit facility	50,000	(8)	—	—	LIBOR(1) + 3.75%	N/A	N/A	11/18/2016	(7)	Interest only
ESH REIT revolving credit facility	250,000		—	20,000	LIBOR(1) + 3.00%	N/A	3.1646%	11/18/2016	(7)	Interest only

Total			$2,891,369	$2,904,843

(1)	London Interbank Offering Rate.
(2)	The Company is a counterparty to an interest rate cap on one-month LIBOR at 3.0% with a stated notional amount of approximately $348.0 million and a maturity date the same as that of Component A of the 2012 Mortgage Loan.
(3)	The original maturity date of Component A of the 2012 Mortgage Loan was December 1, 2014. In December 2014, ESH REIT exercised its first one-year extension option and extended the maturity date of Component A of the 2012 Mortgage Loan to December 1, 2015. ESH REIT has the option to extend the maturity date for up to two additional consecutive one-year periods, subject to limited conditions.

(4)	The 2014 Term Loan is presented net of an unaccreted discount of approximately $1.7 million as of December 31, 2014.
(5)	The 2014 Term Loan includes a LIBOR floor of 0.75%.
(6)	There is no scheduled amortization on the 2014 Term Loan; however, subject to certain exceptions, mandatory prepayments are required up to 50% of Excess Cash Flow based on ESH REIT’s Consolidated Leverage Ratio, each as defined. For the period from July 1, 2014 through December 31, 2014, ESH REIT’s Excess Cash Flow, as defined, totaled approximately $17.1 million, which requires ESH REIT to make a mandatory prepayment of approximately $8.5 million on or prior to March 31, 2015.
(7)	Each revolving credit facility is subject to a one-year extension option.
(8)	On November 18, 2014, the Corporation revolving credit facility’s borrowing availability decreased to $50.0 million from $75.0 million.

On June 23, 2014, using principally all of the net proceeds from its 2014 Term Loan (as defined below), ESH REIT repaid the remaining outstanding balance of $365.0 million of its 2012 Mezzanine Loans (as defined below). During 2014, ESH REIT incurred approximately $9.4 million of debt extinguishment and other costs in connection with the partial repayment of the 2012 Mezzanine Loans, consisting of prepayment penalties and other costs of approximately $4.3 million and the write-off of unamortized deferred financing costs of approximately $5.1 million. Debt extinguishment costs are included as a component of net interest expense in the accompanying consolidated and combined statements of operations.

In the fourth quarter of 2013 and subsequent to the Offering, ESH REIT repaid $715.0 million of the 2012 Mezzanine Loans. Prior to the partial repayment of the 2012 Mezzanine Loans, interest-only payments of approximately $8.5 million were due on the first day of each calendar month. Subsequent to the 2013 partial repayment of the 2012 Mezzanine Loans, interest-only payments of approximately $2.9 million were due on the first day of each calendar month. During 2013, ESH REIT incurred approximately $25.2 million of debt extinguishment and other costs in connection with the 2012 Mezzanine Loan prepayments, composed of prepayment penalties of approximately $13.4 million, the write-off of unamortized deferred financing costs of approximately $10.9 million and other costs of approximately $0.9 million.

ESH REIT Mortgage Loans

2012 Mortgage Loan—On November 30, 2012, ESH REIT entered into a $2.52 billion mortgage loan comprised of three components (the “2012 Mortgage Loan”). The 2012 Mortgage Loan requires interest-only payments of approximately $7.9 million due on the first day of each calendar month. Principal amounts, interest rates and maturities of components of the 2012 Mortgage Loan are included in the table above.

Up to approximately $855.5 million (the full amounts of Component A and Component B and $157.5 million of Component C of the 2012 Mortgage Loan) may be voluntarily prepaid at any time without incurring a prepayment premium or penalty. Through January 1, 2016, Component C prepayments greater than $157.5 million will incur a yield maintenance premium of the greater of (i) 1.0% of the outstanding principal balance of Component C and (ii) the excess of the sum of the present values of the scheduled payments of interest and principal to be made with respect to the portion of Component C being prepaid over the principal amount being prepaid. After January 1, 2016, Component C may be prepaid without incurring a prepayment penalty or premium.

In December 2014, ESH REIT exercised its first one-year extension option and extended the maturity date of Component A of the 2012 Mortgage Loan to December 1, 2015. ESH REIT has the option to extend the maturity date of this Component for up to two additional consecutive one-year periods, subject to certain conditions. The 2015 extension conditions include adequate written notice of such extension, the extension or renewal of an interest rate cap, and the requirement that none of the borrowing entities be in default, as defined. The 2016 extension conditions include the same conditions as the 2015 extension, as well as the requirement of an Extension Debt Yield, as defined, of at least 17.5%.

As of December 31, 2014 and 2013, substantially all of ESH REIT’s hotel properties served as collateral for the 2012 Mortgage Loan. Under certain limited circumstances, losses related to the 2012 Mortgage Loan and costs incurred by the lenders are guaranteed by certain of the Corporation’s subsidiaries up to an aggregate liability of $252.0 million.

The occurrence of a Mortgage Loan Event of Default, a Debt Yield Trigger Event (a Debt Yield, as defined, of less than 9.0%), or a Guarantor Bankruptcy triggers a Cash Trap Event, each as defined. During the period of a Cash Trap Event, any excess cash flow, after all monthly requirements (including the payment of management fees and operating expenses) are fully funded, is held by the loan service agent as additional collateral for the 2012 Mortgage Loan. As of December 31, 2014 and 2013, none of these events had occurred.

As of December 31, 2014 and 2013, all receipts from the mortgaged properties were required to be deposited into a domestic cash management account (“CMA”) for hotels in the U.S. and a Canadian CMA for hotels in Canada. Such CMAs are under the control of the loan service agent as specified by the terms of the mortgage loan agreement and cash management agreements and are, therefore, classified as restricted cash on the accompanying consolidated balance sheets. Receipts are allocated to CMA subaccounts for hotel occupancy/goods and services sales taxes, real estate taxes, insurance, ground leases, operating expenses (including management fees and reimbursements), capital improvements and mortgage debt service. Funds in excess of a month’s Canadian waterfall requirements are converted to U.S. dollars and transferred to the domestic CMA. Funds in excess of a month’s domestic waterfall requirements are distributed to the Corporation and/or ESH REIT so long as no Cash Trap Event has occurred.

2010 Mortgage Loan—On October 8, 2010 (the “Acquisition Date”), ESH REIT entered into a $2.0 billion mortgage loan secured by 663 hotel properties (the “2010 Mortgage Loan”). The 2010 Mortgage Loan required constant monthly payments of $12.2 million due on the first day of each calendar month, consisting of principal amortization and interest. The 2010 Mortgage Loan was set to mature on November 1, 2015; however, ESH REIT prepaid the mortgage loan on November 30, 2012, without premium or penalty.

Assumed Mortgage Loan—Two of ESH REIT’s hotel properties were subject to a mortgage loan that was assumed on the Acquisition Date when the hotels were acquired (the “Assumed Mortgage Loan”). The Assumed Mortgage Loan was secured by the two hotel properties. On October 23, 2013, ESH REIT prepaid the Assumed Mortgage Loan, which had an outstanding principal balance of approximately $5.5 million.

ESH REIT Mezzanine Loans

2012 Mezzanine Loans—On November 30, 2012, ESH REIT entered into three mezzanine loans totaling $1.08 billion (the “2012 Mezzanine Loans”). The 2012 Mezzanine Loans would have matured on December 1, 2019, with all outstanding principal and unpaid interest due on that date; however, as discussed above, in the fourth quarter of 2013, ESH REIT repaid $715.0 million of the 2012 Mezzanine Loans and on June 23, 2014, using principally all of the net proceeds from its 2014 Term Loan, ESH REIT repaid the remaining outstanding balance of $365.0 million of the 2012 Mezzanine Loans.

Under certain limited circumstances, losses related to the 2012 Mezzanine Loans and costs incurred by the lenders were guaranteed by certain of the Corporation’s subsidiaries up to an aggregate liability of $108.0 million.

2010 Mezzanine Loans—On the Acquisition Date, ESH REIT entered into mezzanine loans totaling $700.0 million, consisting of $350.0 million of senior mezzanine debt that bore interest at 9.75% and $350.0 million of junior mezzanine debt that bore interest at 12.0% (the “2010 Mezzanine Loans”). The 2010 Mezzanine Loans would have matured on November 1, 2015, with all outstanding principal and unpaid interest due on that date; however, on November 30, 2012, ESH REIT voluntarily prepaid the 2010 Mezzanine Loans and incurred a prepayment premium of approximately $10.5 million, which is included as a component of net interest expense in the accompanying consolidated and combined statement of operations for the year ended December 31, 2012.

ESH REIT Term Loan Facility

On June 23, 2014, ESH REIT entered into a $375.0 million term loan facility (the “2014 Term Loan”). ESH REIT used the 2014 Term Loan proceeds to repay the outstanding balance on its 2012 Mezzanine Loans of $365.0 million. Subject to certain conditions, the principal amount of the 2014 Term Loan may be increased from time to time up to an amount which would not cause the Consolidated Leverage Ratio, as defined, to exceed 5.25 to 1.0. The 2014 Term Loan matures on June 24, 2019 and bears interest at a rate equal to (i) LIBOR (subject to a floor of 0.75%) plus 4.25%, or (ii) a base rate (determined by reference to the highest of (1) prime lending rate, (2) the overnight federal funds rate plus 0.5%, or (3) the one-month adjusted LIBOR rate (subject to a floor of 0.75%) plus 1.0%) plus 3.25%. There is no scheduled amortization on the 2014 Term Loan; however, subject to certain exceptions, mandatory prepayments are required up to 50% of Excess Cash Flow, based on ESH REIT’s Consolidated Leverage Ratio, each as defined. For the period from July 1, 2014 through December 31, 2014, ESH REIT’s Excess Cash Flow, as defined, totaled approximately $17.1 million, which requires ESH REIT to make a mandatory prepayment of approximately $8.5 million on or prior to March 31, 2015.

As of December 31, 2014, the outstanding balance on the 2014 Term Loan was approximately $373.3 million, net of an unaccreted discount of approximately $1.7 million.

Obligations under the 2014 Term Loan are primarily secured by a first-priority security interest in substantially all assets of ESH REIT on a pari passu basis with obligations under the ESH REIT revolving credit facility, discussed below. The 2014 Term Loan may be repaid prior to its maturity, subject to the following prepayment penalties: (a) prior to June 24, 2015, a make whole premium equal to the sum of the present value at such date of all interest that would accrue on the portion of the loans being prepaid from such date to and including June 23, 2015, and an amount equal to 2.0% of the aggregate principal amount repaid; (b) on or after June 24, 2015 but prior to December 24, 2015, 2.0% of the aggregate principal amount repaid; and (c) on or after December 24, 2015 but prior to June 24, 2016, 1.0% of the aggregate principal amount repaid. Repayments on or after June 24, 2016 require no prepayment penalties.

During a Trigger Event, an Adjusted Trigger Event, a Default or an Event of Default, each as defined, ESH REIT is restricted from making cash distributions, subject to certain exceptions. As of December 31, 2014, none of these events had occurred.

Revolving Credit Facilities

Corporation Revolving Credit Facility – On November 18, 2013, the Corporation entered into a revolving credit facility of $75.0 million. On November 18, 2014, the borrowing availability under the facility decreased to $50.0 million. The facility provides for the issuance of up to $50.0 million letters of credit as well as borrowings on same day notice, referred to as swingline loans, in an amount up to $20.0 million. The Corporation incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the outstanding amount under the facility, and a fee of 3.875% on outstanding letters of credit due on the last day of each quarter. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (i) the prime lending rate, (ii) the overnight federal funds rate plus 0.5% or (iii) the one-month adjusted

LIBOR rate plus 1.0%, plus an applicable margin of 2.75% for the base rate loans and 3.75% for LIBOR loans. There is no scheduled amortization under the facility and the facility matures on November 18, 2016, subject to a one-year extension option. As of December 31, 2014, the Corporation had one letter of credit outstanding under this facility of $3.6 million, an outstanding balance drawn of $0 and borrowing capacity available of $46.4 million. As of December 31, 2013 the Corporation had three letters of credit outstanding under this facility, totaling approximately $24.9 million, an outstanding balance drawn of $0 and borrowing capacity available of approximately $50.1 million. The Corporation incurred approximately $1.2 million and $0.2 million, respectively, of interest expense and fees in connection with the Corporation revolving credit facility, which are included as a component of net interest expense in the Company’s accompanying consolidated and combined statements of operations for the years ended December 31, 2014 and 2013.

In order to avoid a Trigger Event or an Adjusted Trigger Event, this facility requires a Debt Yield and an Adjusted Debt Yield, each as defined, of at least 12.0%, and, to avoid an Event of Default, a Consolidated Leverage Ratio, as defined, of no more than 9.0 to 1.0 (with the requirement decreasing to no more than 8.75 to 1.0 over the life of the facility) and a Debt Yield or Adjusted Debt Yield of at least 9.0%. The occurrence of a Trigger Event or an Adjusted Trigger Event requires the Corporation to repay the outstanding facility balance and restricts its ability to draw additional proceeds. As of December 31, 2014 and 2013, none of these events had occurred.

ESH REIT Revolving Credit Facility – On November 18, 2013, ESH REIT entered into a $250.0 million revolving credit facility. Subject to the satisfaction of certain criteria, ESH REIT is able to request to increase the facility to an amount up to $350.0 million at any time. The facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same day notice, referred to as swingline loans, in an amount up to $20.0 million. ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the outstanding amount under the facility, and a fee of 3.125% on outstanding letters of credit due on the last day of each quarter. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (i) the prime lending rate, (ii) the overnight federal funds rate plus 0.5% or (iii) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.00% for base rate loans and 3.00% for LIBOR loans. There is no scheduled amortization under the facility and the facility matures on November 18, 2016, subject to a one-year extension option. As of December 31, 2014 and 2013, ESH REIT had no letters of credit outstanding under this credit facility, an outstanding balance drawn of $0 and $20.0 million, respectively, and borrowing capacity available of $250.0 million and $230.0 million, respectively. ESH REIT incurred approximately $1.3 million and $0.1 million, respectively, of interest expense and fees in connection with the ESH REIT revolving credit facility, which are included as a component of net interest expense in the Company’s accompanying consolidated and combined statements of operations for the years ended December 31, 2014 and 2013.

In order to avoid a Trigger Event, or an Adjusted Trigger Event, the revolving credit facility requires a Debt Yield and an Adjusted Debt Yield, each as defined, of at least 11.5%, and, to avoid an Event of Default, a Consolidated Leverage Ratio, as defined, of no more than 9.25 to 1.0 (with the requirement decreasing to no more than 9.0 to 1.0 over the life of the facility) and a Debt Yield or Adjusted Debt Yield of at least 9.0%. The occurrence of a Trigger Event or an Adjusted Trigger Event requires ESH REIT to repay the outstanding facility balance and restricts its ability to draw additional proceeds. As of December 31, 2014 and 2013, none of these events had occurred.

Extended Stay LLC Revolving Credit Facility—On November 30, 2012, Extended Stay LLC, a subsidiary of ESH REIT, entered into a revolving credit facility of $100.0 million. Extended Stay LLC incurred a fee of 0.5% on the undrawn revolver balance due on the first day of each calendar quarter. Extended Stay LLC incurred approximately $0.9 million of fees in connection with the Extended Stay LLC revolving credit facility, which are included as a component of net interest expense in the Company’s accompanying consolidated and combined statement of operations for the year ended December 31, 2013.

On November 18, 2013, the Extended Stay LLC revolving credit facility terminated in connection with the Offering and the Company wrote off approximately $0.7 million in unamortized deferred financing costs, which are included as a component of net interest expense in the Company’s accompanying consolidated and combined statement of operations for the year ended December 31, 2013.

Interest Expense—The components of net interest expense for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Contractual interest(1)	$123,736	$194,980	$201,518
Amortization of deferred financing costs and accretion of debt discount	14,510	12,537	10,988
Debt extinguishment and other costs	11,228	27,076	45,150
Interest income	(110)	(134)	(307)

Total	$149,364	$234,459	$257,349

(1)	Contractual interest includes dividends on the shares of mandatorily redeemable preferred stock (see Note 8).

Future Maturities of Debt—The future maturities of debt as of December 31, 2014, are as follows (in thousands):

Years Ending December 31,
2015	$356,586	(1)(2)
2016	—
2017	350,000
2018	—
2019	2,184,783	(2)
Thereafter	—

Total	$2,891,369

(1)	ESH REIT has the option to extend the maturity date of Component A of the 2012 Mortgage Loan for up to two additional consecutive one-year periods, subject to limited conditions.
(2)	The 2014 Term Loan is presented net of an unaccreted discount of approximately $1.7 million as of December 31, 2014. Subject to certain exceptions, mandatory prepayments are required up to 50% of Excess Cash Flow based on ESH REIT’s Consolidated Leverage Ratio, each as defined. For the period from July 1, 2014 through December 31, 2014, ESH REIT’s Excess Cash Flow, as defined, totaled approximately $17.1 million, which requires ESH REIT to make a mandatory prepayment of approximately $8.5 million on or prior to March 31, 2015.

Fair Value of Debt—As of December 31, 2014 and 2013, the estimated fair value of ESH REIT’s mortgage, mezzanine and term loans was approximately $2.9 billion and $2.8 billion, respectively. The estimated fair values of mortgage, mezzanine and term loans are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on ESH REIT’s mortgage, mezzanine and term loans (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available. As of December 31, 2013, the estimated fair value of the ESH REIT revolving credit facility was equal to its carrying value due to its short-term nature and frequent settlement.

8.	MANDATORILY REDEEMABLE PREFERRED STOCK

The Corporation has authorized 350.0 million shares of preferred stock, par value $0.01 per share, of which 21,202 shares of mandatorily redeemable voting preferred stock were issued and outstanding as of December 31, 2014 and 2013. Dividends on the preferred shares are payable quarterly in arrears at a rate of 8.0% per year. With respect to dividend, distribution and liquidation rights, the 8.0% voting preferred stock ranks senior to the Corporation’s common stock. Holders of the 8.0% voting preferred stock are generally entitled to one vote for each share and will vote together with the Corporation common stock as a single class on all matters that the Corporation’s common shareholders are entitled to vote upon. On or after November 15, 2018, a holder of the 8.0% voting preferred stock has the right to require the Corporation to redeem in cash the 8.0% voting preferred stock at $1,000 per share plus any accumulated but unpaid dividends. On November 15, 2020, the Corporation shall mandatorily redeem all of the 8.0% voting preferred stock at $1,000 per share plus any accumulated but unpaid dividends.

Due to the fact that the outstanding preferred stock is mandatorily redeemable by the Corporation, it is classified as a liability on the accompanying consolidated balance sheets. Dividends on the shares of mandatorily redeemable preferred stock are classified as net interest expense on the accompanying consolidated and combined statements of operations.

Fair Value of Mandatorily Redeemable Preferred Stock—As of December 31, 2014 and 2013, the estimated fair value of the Corporation’s mandatorily redeemable preferred stock was approximately $21.2 million and $20.9 million, respectively. The estimated fair value of mandatorily redeemable preferred stock is determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads (Level 2 fair value measures).

9.	INCOME TAXES

Income (loss) before income tax expense (benefit) for the years ended December 31, 2014, 2013 and 2012 consists of the following (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
U.S.	$201,312	$76,501	$23,597
Canada	(5,701)	1,165	3,326

Total	$195,611	$77,666	$26,923

The components of the income tax provision (benefit) for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Federal (including foreign):
Current	$39,161	$3,520	$1,583
Deferred	(746)	(10,131)	1,719
State:
Current	6,416	3,044	672
Deferred	226	(1,423)	668

Total	$45,057	$(4,990)	$4,642

The differences between the income tax expense (benefit) at the effective tax rate and the statutory U.S. federal income tax rate for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
Tax at statutory rate	$68,464	35.0%	$27,183	35.0%	$9,424	35.0%
State income tax	4,609	2.4	357	0.4	996	3.7
Foreign income tax rate differential	44	—	203	0.3	269	1.0
Nondeductible (nontaxable):
ESH REIT income	(38,753)	(19.8)	(33,798)	(43.5)	(6,632)	(24.6)
Pass-through entity income	—	—	(1,182)	(1.5)	(1,317)	(4.9)
Change in expected distribution policy	—	—	(5,561)	(7.2)	—	—
Equity-based compensation	1,376	0.7	6,598	8.5	2,100	7.8
Other permanent differences	810	0.4	1,678	2.2	121	0.5
Change in temporary differences at ESH REIT that flow to the Corporation	10,718	5.4	—	—	—	—
Valuation allowance	1,182	0.6	216	0.3	21	0.1
Other—net	(3,393)	(1.7)	(684)	(0.9)	(340)	(1.3)

Income tax expense (benefit)—net	$45,057	23.0%	$(4,990)	(6.4)%	$4,642	17.3%

The significant components of deferred tax assets and deferred tax liabilities as of December 31, 2014 and 2013, consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Deferred tax assets:
Net operating loss carryforwards	$7,641	$7,851
Accruals and allowances	28,411	5,227
Deferred financing costs	74	—
Equity-based compensation	1,571	—
Intangible assets	3,538	4,156
Other	2,676	4,151

Total deferred tax assets	43,911	21,385
Valuation allowance	(1,955)	(773)

Net deferred tax assets	41,956	20,612

Deferred tax liabilities:
Cumulative temporary differences at ESH REIT that flow to the Corporation	(28,669)	(16,334)
Intangible assets	(6,735)	(7,157)
Prepaid expenses	(1,085)	(683)
Depreciable property	(3,204)	(3,750)
Accruals and allowances	(8,540)	—
Other	(515)	—

Total net deferred tax (liabilities):	$(6,792)	$(7,312)

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

In 2014, ESH REIT distributed greater than 100% of its taxable income and therefore incurred no federal income tax. In the future, ESH REIT intends to distribute approximately 95% of its taxable income and net capital gain. Accordingly, ESH REIT is expected to be subject to income taxes on approximately 5% of its taxable income. The Company has recorded deferred tax assets and liabilities to reflect the fact that an estimated 5% of ESH REIT’s future taxable income is expected to be subject to tax. Included in the net deferred tax liability balance is a deferred tax asset related to net operating loss carryforwards of ESH REIT that expire in 2032.

As of December 31, 2014, the book basis of ESH REIT’s property and equipment was approximately $79.8 million greater than the tax basis of its assets. In 2014, ESH REIT made approximately $241.2 million in cash distributions to its shareholders, the total amount of which was considered a taxable dividend.

In connection with the Pre-IPO Transactions, a deferred income tax impact of approximately $10.0 million was recorded as a reduction to additional paid in capital in 2013. Additionally, a net deferred tax asset of approximately $6.6 million was recorded as a benefit to the income tax provision for the year ended December 31, 2013.

As of December 31, 2014 and 2013, the Company recorded a valuation allowance related to the net operating loss carryforwards of its Canadian Operating Lessee. The Company has concluded that, in light of available evidence, it is more likely than not that these net operating loss carryforwards will not be realized.

The Company evaluates its open tax positions using the criteria established by FASB ASC 740, “Income Taxes.” The Company has concluded that it has not taken any tax positions that are not more likely than not to be sustained upon examination and has therefore not recorded any reserves for uncertain tax positions. The Company’s (and predecessor entities’) income tax returns for the years 2011 to present are subject to examination by the Internal Revenue Service and other taxing authorities.

10.	QUARTERLY RESULTS (Unaudited)

Quarterly financial data for the years ended December 31, 2014 and 2013 is as follows (in thousands, except per share data):

	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Total revenues	$270,316	$256,798	$321,914	$293,595	$338,553	$313,653	$282,692	$268,772

Income from operations	60,203	66,668	106,245	92,172	113,590	100,035	68,700	53,250

Net income (loss)	16,081	13,917	46,284	37,539	60,185	46,578	28,004	(15,378)

Net (income) loss attributable to noncontrolling interests	(5,291)	(471)	(3,048)	33	(16,310)	(422)	(86,309)	4,435

Net income (loss) attributable to common shareholders or members	10,790	13,446	43,236	37,572	43,875	46,156	(58,305)	(10,943)

Net income (loss) per common share — basic(1)	$0.05	$0.08	$0.21	$0.22	$0.22	$0.27	$(0.29)	$(0.06)

Net income (loss) per common share — diluted(1)	$0.05	$0.08	$0.21	$0.22	$0.21	$0.27	$(0.29)	$(0.06)

(1)	The sum of basic net income per common share and diluted net income per common share for the four quarters may differ from the annual basic net income per common share and annual diluted net income per common share due to rounding.

11.	EQUITY

The Corporation

The Corporation has authorized 3,500.0 million shares of common stock, par value $0.01 per share, of which approximately 204.5 million and 204.8 million shares were issued and outstanding as of December 31, 2014 and 2013, respectively. Each share of the Corporation’s outstanding common stock is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT.

The Corporation has authorized 350.0 million shares of preferred stock, $0.01 par value, of which 21,202 shares of mandatorily redeemable preferred stock were issued and outstanding as of December 31, 2014 and 2013. Dividends on the preferred shares are payable quarterly in arrears at a rate of 8.0% per year. The outstanding mandatorily redeemable preferred shares are included in liabilities on the accompanying consolidated balance sheets and are further described in Note 8.

ESH REIT

ESH REIT has authorized 4,300.0 million shares of Class A common stock, par value $0.01 per share, of which approximately 250.3 million shares were issued and outstanding as of December 31, 2014 and 2013. All of the issued and outstanding shares of ESH REIT Class A common stock were held by the Corporation as of December 31, 2014 and 2013. ESH REIT has authorized 7,800.0 million shares of Class B common stock, par value $0.01 per share, of which approximately 204.5 million and 204.8 million shares were issued and outstanding as of December 31, 2014 and 2013, respectively. Each share of ESH REIT’s outstanding Class B common stock is attached to and trades as a single unit with one share of the Corporation’s common stock, par value $0.01 per share.

ESH REIT has authorized 350.0 million shares of preferred stock, par value $0.01 per share, of which no shares were issued or outstanding as of December 31, 2014 and 2013. Additionally, ESH REIT has authorized 125 shares of preferred stock, no par value, of which 125 shares were issued and outstanding as of December 31, 2014 and 2013. The preferred stock pays dividends at a rate of 12.5% per year. With respect to dividends and distributions upon ESH REIT’s liquidation, winding-up or dissolution, the 12.5% preferred stock ranks senior to the Class A and Class B common stock. The liquidation preference of the 12.5% preferred stock is $1,000 per share plus any accumulated but unpaid dividends and a redemption premium if redeemed prior to December 31, 2015. Shares of 12.5% preferred stock may be redeemed, in whole or in part, at any time for a per share amount equal to the liquidation preference plus all accumulated but unpaid dividends.

ESH REIT made cash distributions totaling approximately $241.2 million (of which approximately $132.7 million was paid to the Corporation), $78.4 million and $826.2 million during the years ended December 31, 2014, 2013 and 2012, respectively. Property distributions of approximately $161.4 million were made during the year ended December 31, 2013.

Noncontrolling Interests

Subsequent to the Pre-IPO Transactions, third party equity interests in ESH REIT consist of the outstanding shares of the Class B common stock of ESH REIT, which represent approximately 45% of ESH REIT’s total common equity, and the outstanding 125 shares of 12.5% preferred stock of ESH REIT. As of December 31, 2014 and 2013, these interests, which are not owned by the Corporation, are presented as noncontrolling interests. Prior to the Pre-IPO Transactions, noncontrolling interests consisted of all of the equity of HVM, a consolidated variable interest entity.

12.	VARIABLE INTEREST ENTITY (HVM)

As discussed in Notes 1 and 2, the results of operations, comprehensive income and cash flows of HVM are consolidated in the Company’s accompanying consolidated and combined financial statements through the Pre-IPO Transactions. As part of the Pre-IPO Transactions, ESA Management acquired all of the assets and assumed all of the liabilities of HVM for approximately $0.8 million; at that time, the existing management and service agreements were terminated and ESA Management entered into new management and service agreements with the Corporation, the Operating Lessees, ESH REIT and ESH Strategies. The following describes HVM’s financial activity prior to the Pre-IPO Transactions, the majority of which eliminated in consolidation and combination.

Hotel Management Agreements with the Company—On the Acquisition Date, ESH REIT’s taxable REIT subsidiaries, the Operating Lessees, executed management agreements with HVM with respect to the hotels under lease. Under the terms of these agreements, HVM provided management services to the hotels, including supervision, direction, control of the operation, and management and promotion of the hotel properties in a manner consistent with extended stay hotels of similar size, type, or usage in similar locations.

The following table sets forth a summary of the fees provided under the hotel management agreements between HVM and the Operating Lessees through the Pre-IPO Transactions:

	Fees as Percentage of Revenue—First Threshold	First Revenue Threshold	Fees as Percentage of Revenue—Second Threshold	Second Revenue Threshold
U.S. 660 hotel operators	2.5%	Up to $500 million	0.5%	> $500 million
Canadian 3 hotel operators	2.5%	Up to C$12 million	0.5%	> C$12 million
U.S. 2 hotel operators under assumed mortgage loan	2.5%	Up to $1.8 million	0.5%	> $1.8 million
U.S. 17 hotel operators acquired in December 2012	8.0%	N/A	N/A	N/A

Excluding the agreements with the U.S. 17 hotel operators assumed by the Company in December 2012 (described below), under each of these agreements, HVM was also reimbursed, without markup, for costs incurred by HVM for providing services for accounting, financial analysis, operations supervision, sales, revenue management, training, technology, marketing, advertising, reservation services and travel agent commissions.

Administrative Services Agreements with the Company—On the Acquisition Date, ESH REIT and ESH Strategies executed service agreements with HVM, whereby HVM provided services for certain administrative, legal, financial, accounting, and related services, including services related to property acquisitions and oversight and procurement of capital assets. Fees consisted of HVM’s cost of providing the services plus 6%. In connection with the Pre-IPO Transactions, the Corporation acquired the net assets of HVM; therefore, all of the administrative services agreements were terminated at that time.

Third Party Management Agreements—Through December 12, 2012, HVM managed 17 hotels for a third-party hotel owner-operator under a separate management agreement with each hotel. The Company acquired these hotels on December 13, 2012 (see Note 4) and these management agreements were assumed by the Company upon acquisition. In addition, HVM had two hotel management agreements to manage hotels owned by a third-party hotel owner-operator. The Company acquired these hotels on December 31, 2013 (see Note 4).

The following tables set forth a summary of hotel management fees, administrative services fees, general and administrative expense reimbursement fees, third party management fees and reimbursements to HVM for these activities for the period from January 1, 2013 through the Pre-IPO Transactions and for the year ended December 31, 2012 (in thousands). Where appropriate, such amounts have been eliminated in the accompanying consolidated and combined financial statements.

	Period from January 1, 2013 through the Pre-IPO Transactions
	Management fees	General and administrative expense reimbursement fees	Administrative service fees	Total fees	On-site personnel reimbursement	Total fees
Hotel Management Agreements:
U.S. 660 hotel operators	$13,456	$40,466	$—	$53,922	$176,572	$230,494
Canadian hotel operators	101	176	—	277	2,630	2,907
U.S. 2 hotel operators under assumed mortgage loan	40	—	—	40	493	533
U.S. 17 hotel operators acquired in December 2012	1,331	—	—	1,331	—	1,331
Administrative Services Agreements:
U.S. and Canadian 680 hotel owners	—	—	6,130	6,130	—	6,130
ESH Strategies	—	—	178	178	—	178
Third Party Management Agreements:
U.S. 2 third party hotel operators	295	—	—	295	640	935

	$15,223	$40,642	$6,308	$62,173	$180,335	$242,508

	Year Ended December 31, 2012
	Management fees	General and administrative expense reimbursement fees	Administrative service fees	Total fees	On-site personnel reimbursement	Total fees
Hotel Management Agreements:
U.S. 660 hotel operators	$14,852	$78,732	$—	$93,584	$197,315	$290,899
Canadian hotel operators	41	331	—	372	2,983	3,355
U.S. 2 hotel operators under assumed mortgage loan	46	—	—	46	561	607
U.S. 17 hotel operators acquired in December 2012(1)	78	—	—	78	270	348
Administrative Services Agreements:
U.S. and Canadian 680 hotel owners	—	—	6,745	6,745	—	6,745
ESH Strategies	—	—	357	357	—	357
Third Party Management Agreements:
U.S. 17 hotel operators acquired in December 2012(2)	2,354	—	—	2,354	5,807	8,161
U.S. 2 third party hotel operators	280	—	—	280	793	1,073

	$17,651	$79,063	$7,102	$103,816	$207,729	$311,545

(1)	Fees earned by HVM subsequent to the Company’s acquisition of the 17 HFI hotels.
(2)	Fees earned by HVM prior to the Company’s acquisition of the 17 HFI hotels.

Condensed Consolidated Financial Information— The condensed consolidated statements of operations of HVM for the period from January 1, 2013 through the Pre-IPO Transactions and the year ended December 31, 2012 are as follows (in thousands):

	Period from January 1, 2013 through the Pre-IPO Transactions	Year Ended December 31, 2012
Revenues:
Management fee revenues	$62,173	$103,816
Reimbursement of payroll from managed properties	180,335	207,729

Total revenues	242,508	311,545

Operating expenses:
Hotel operating expenses	—	27,280
General and administrative expenses	58,049	65,795
Restructuring expenses	605	5,763
Managed property payroll expenses	180,335	207,729
Depreciation and amortization	1,300	1,429

Total operating expenses	240,289	307,996

Other income	120	68

Net income	$2,339	$3,617

13.	COMMITMENTS AND CONTINGENCIES

Lease Commitments—The Company is a tenant under long-term ground leases at four of its hotel properties. The initial terms of the ground lease agreements terminate at various dates between 2016 and 2096, and most leases include multiple renewal options for generally five or 10 year periods.

Prior to the Pre-IPO Transactions, HVM executed a lease for office space in Charlotte, North Carolina, in conjunction with the relocation of its corporate headquarters (see Note 14). The lease was assumed by ESA Management as part of the Pre-IPO Transactions. The lease is an operating lease with an initial term through August 2021. After the initial term, the Company has the option to renew the lease for two additional terms of five years each at the then-fair market annual base rental rate.

Rent expense on office and ground leases is recognized on a straight-line basis and was approximately $3.2 million, $3.3 million and $3.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Ground lease expense is included in hotel operating expenses and office lease expense is included in general and administrative expenses in the accompanying consolidated and combined statements of operations.

Future minimum lease payments under operating leases as of December 31, 2014, are as follows (in thousands):

Years Ending December 31,
2015	$2,425
2016	2,649
2017	2,718
2018	2,788
2019	2,843
Thereafter	85,936

Total	$99,359

Other Commitments—The Company has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of its properties is located. The initial term of the agreement terminates in 2031. The cost related to this commitment was approximately $0.3 million for each of the years ended December 31, 2014, 2013 and 2012, and is included in hotel operating expenses in the accompanying consolidated and combined statements of operations.

Letter of Credit—As of December 31, 2014, the Company had one outstanding letter of credit, issued by the Corporation, for $3.6 million, which is collateralized by the Corporation’s revolving credit facility.

Legal Contingencies—The Company is not a party to any litigation or claims other than routine matters arising in the ordinary course of business that are incidental to the operation of the business of the Company. The Company believes that the results of all claims and litigation, individually or in the aggregate, will not have a material adverse effect on its business or consolidated and combined financial statements.

Purchase Commitments—As of December 31, 2014, the Company had purchase commitments related to certain continuing renovations to its hotel properties of approximately $1.6 million, which are expected to be paid within one year.

Executive Employment Agreements—As of December 31, 2014, three members of senior management have employment agreements. These agreements generally provide for a two-year employment term that are subject thereafter to one-year extensions and specify the executive’s current compensation, benefits and perquisites, the executive’s entitlements upon termination of employment and other employment rights and responsibilities.

14.	RESTRUCTURING

In 2013, prior to the Pre-IPO Transactions, the Company and HVM initiated an operations restructuring which changed certain aspects of its property staffing model. In 2011, the Company and HVM initiated a corporate restructuring that included, among other things, the relocation of the corporate headquarters to Charlotte, North Carolina. The corporate relocation was completed during the first half of 2012. Total expenses incurred during the years ended December 31, 2013 and 2012, were approximately $0.6 million and $5.8 million, respectively, and consisted of the following (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012
Personnel relocation, recruitment, and separation payments	$605	$3,729
Executive separation payments	—	2,019
Relocation of furniture, fixtures and equipment	—	15

Total restructuring expenses	$605	$5,763

Amounts accrued and paid related to the operations and corporate restructurings during the years ended December 31, 2014 and 2013 are summarized as follows (in thousands):

	December 31, 2014	December 31, 2013
Balance—beginning of year	$8	$213
Expense incurred	—	605
Cash payments	(8)	(810)

Balance—end of year	$—	$8

As of December 31, 2013, amounts accrued were included in accounts payable and accrued liabilities on the accompanying consolidated balance sheet.

15.	EQUITY-BASED COMPENSATION

The Corporation and ESH REIT each maintain a long-term incentive plan (“LTIP”) under which the Corporation and ESH REIT may issue to eligible employees or directors restricted stock (i.e., Paired Share) awards, restricted stock units or other equity-based awards. The aggregate number of Paired Shares that may be made as awards under the LTIP’s shall not exceed 8.0 million, no more of which 4.0 million may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIP has a share reserve of an equivalent number of shares of Corporation common stock and Class B common stock of ESH REIT, respectively. Prior to the Pre-IPO Transactions, HVM maintained a management incentive plan which provided for HVM employees and members of Holdings’ and Strategies Holdings’ boards of managers awards of restricted limited liability interests (“Profit Units”) in Holdings and Strategies Holdings.

On November 12, 2013, holders of outstanding Profit Units received an aggregate distribution of cash of approximately $2.4 million from Holdings and all remaining outstanding Profit Units were converted into restricted stock awards. 80% of the restricted stock awards received in respect of the Profit Units were received with the same vesting schedules as the Profit Units and at their fair values. 20% of the restricted stock awards received in respect of the Profit Units were received with acceleration to their existing vesting schedules. As a result of this acceleration, the Company incurred additional compensation cost of approximately $14.6 million during the year ended December 31, 2013.

Subsequent to the Offering, the fair value of equity-based awards on the date of grant is based on the closing price of a Paired Share on the date of grant. A portion of the grant date fair value is allocated to a share of common stock of the Corporation and a portion is allocated to a share of Class B common stock of ESH REIT.

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

The expected holding period represented the period of time that the Profit Units were expected to be outstanding. The units were assumed to remain outstanding until the Company experienced a change in control of ownership or an initial public offering. The risk-free rate of return for periods approximating the expected holding period of the units was based on the U.S. constant maturity treasuries yield in effect at the grant date. A dividend yield was assumed based on the Company’s historical dividend rate. Because the Company’s equity was privately held and was not traded in an active market, the Company used the historical volatility of the share values of publicly traded companies within similar industries as the Company as a surrogate for the expected volatility of the Company’s equity. The discount for lack of marketability was calculated for each expected holding period using a put-option Black-Scholes Merton model. The key assumptions used for the period from January 1, 2013 through the Pre-IPO Transactions and the year ended December 31, 2012 were as follows:

	Period from January 1, 2013 through the Pre-IPO Transactions	Year Ended December 31, 2012
Expected holding period	0.25 years	3 years
Risk–free rate of return	0.2%	0.4%
Expected dividend yield	0.0%	0.0%
Expected volatility	30.0%	55.0%
Discount for lack of marketability	20.0%	20.0%

Equity-based compensation cost is recognized by amortizing the grant-date fair value of the equity-based awards, less estimated forfeitures, on a straight-line basis over the requisite service period of each award. During the years ended December 31, 2014, 2013 and 2012, approximately $8.8 million, $20.2 million and $6.4 million, respectively, of compensation cost was recognized of which approximately $8.8 million, $20.2 million and $4.4 million, respectively, is included in general and administrative expenses in the accompanying consolidated and combined statements of operations. During the year ended December 31, 2012, approximately $2.0 million of compensation cost is included in restructuring expenses in the accompanying consolidated and combined statement of operations, as this cost related to an executive separation payment as a result of the Company’s and HVM’s restructuring (see Note 14).

As of December 31, 2014, there was approximately $11.1 million of unrecognized compensation cost related to outstanding equity-based awards, which is expected to be recognized subsequent to December 31, 2014 over a weighted-average period of approximately 1.5 years. Total unrecognized compensation cost will be adjusted for actual forfeitures.

Restricted stock award and restricted stock unit (collectively, “RSA/RSU”) activity during the years ended December 31, 2014, 2013 and 2012, after taking into account the conversion of Profit Units issued under HVM’s management incentive plan on November 12, 2013, was as follows:

	Number of RSAs/RSUs (in thousands)	Weighted- Average Grant- Date Fair Value per RSA/RSU(1)
Outstanding RSAs/RSUs—January 1, 2012	4,811	$5.83
RSAs/RSUs granted in 2012	1,349	$9.47
RSAs/RSUs settled in 2012	(96)	$5.52
RSAs/RSUs forfeited in 2012	(1,248)	$5.62

Outstanding RSAs/RSUs—December 31, 2012	4,816	$6.96
RSAs/RSUs granted in 2013	535	$21.89
RSAs/RSUs converted or accelerated in 2013	(2,802)	$6.67
RSAs/RSUs settled in 2013	(96)	$6.67
RSAs/RSUs forfeited in 2013	(520)	$5.76

Outstanding RSAs/RSUs—December 31, 2013	1,933	$12.02
RSAs/RSUs granted in 2014	135	$24.33
RSAs/RSUs settled in 2014	(719)	$8.87
RSAs/RSUs forfeited in 2014	(278)	$8.38

Outstanding RSAs/RSUs—December 31, 2014	1,071	$16.43

Vested RSAs/RSUs—December 31, 2014	131	$24.08
Nonvested RSAs/RSUs—December 31, 2014	940	$15.37
Vested RSAs/RSUs—December 31, 2013	—	$—
Nonvested RSAs/RSUs—December 31, 2013	1,933	$12.02

(1)	Valuation was performed contemporaneously with grants for the periods through the Pre-IPO Transactions.

In December 2010, HVM entered into agreements designed to incentivize and retain certain operations personnel whose duties included the oversight of multiple hotel properties. The agreements provide participants future payment upon a change of control transaction, generally defined as a sale of the Company or a substantial portion of its assets or operations. In connection with the Pre-IPO Transactions, ESA Management assumed this liability. In May 2014, ESA Management modified and settled the agreements with the majority of operations personnel, resulting in a gain of approximately $1.7 million for the year ended December 31, 2014, which is included as a component of general and administrative expenses in the accompanying consolidated statement of operations. As of December 31, 2014 and December 31, 2013, approximately $0.3 million and $4.2 million, respectively, are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets related to the remaining outstanding agreements.

16.	DEFINED CONTRIBUTION BENEFIT PLAN

HVM had a savings plan that qualified under Section 401(k) of the Code for all employees meeting the eligibility requirements of the plan, and the plan was transferred to ESA Management as part of the Pre-IPO Transactions. The plan has an employer-matching contribution of 50% of the first 6% of an employee’s contribution, which vests over an employee’s initial five-year service period. The plan also provides for contributions up to 100% of eligible employee pretax salary, subject to the Code’s annual deferral limit of $17,500 during 2014 and 2013 and $17,000 during 2012. Employer contributions, net of forfeitures, totaled approximately $1.6 million, $1.4 million and $0.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

17.	RELATED PARTY TRANSACTIONS

In 2013, an affiliate of the Company’s Sponsors purchased approximately 794,000 Paired Shares as an underwriter in connection with the Offering and earned approximately $1.0 million in fees related to the transaction.

Investment funds of the Sponsors held 21,105 shares of the Corporation’s outstanding mandatorily redeemable preferred stock as of December 31, 2014 and 2013. Additionally, investment funds of the Sponsors held approximately $37.2 million of the 2012 Mezzanine Loans as of December 31, 2013.

18.	SUBSEQUENT EVENTS

On February 26, 2015, the Board of Directors of ESH REIT declared a cash distribution of $0.15 per share for the fourth quarter of 2014 on its Class A and Class B common stock. The distribution is payable on March 26, 2015 to shareholders of record as of March 12, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

ESH Hospitality, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of ESH Hospitality, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ESH Hospitality, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

February 26, 2015

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND 2013

(In thousands, except share and per share data)

	December 31, 2014	December 31, 2013
ASSETS
PROPERTY AND EQUIPMENT—Net of accumulated depreciation of $606,960 and $426,479	$4,079,648	$4,119,939
RESTRICTED CASH	49,999	45,903
CASH AND CASH EQUIVALENTS	33,816	18,597
RENT RECEIVABLE FROM EXTENDED STAY AMERICA, INC.	1,984	992
DEFERRED RENT RECEIVABLE FROM EXTENDED STAY AMERICA, INC.	30,883	3,631
DUE FROM EXTENDED STAY AMERICA, INC.	1,238	25,828
GOODWILL	54,297	54,297
DEFERRED FINANCING COSTS—Net of accumulated amortization of $21,273 and $11,120	35,033	46,572
DEFERRED TAX ASSETS	3,206	3,207
OTHER ASSETS	10,844	9,366

TOTAL ASSETS	$4,300,948	$4,328,332

LIABILITIES AND EQUITY
LIABILITIES:
Mortgage loans payable	$2,518,049	$2,519,843
Term loan facility payable—Net of unaccreted discount of $1,680 and $0	373,320	—
Mezzanine loans payable	—	365,000
Revolving credit facility	—	20,000
Unearned rental revenue from Extended Stay America, Inc.	28,109	38,830
Accounts payable and accrued liabilities	49,437	57,158

Total liabilities	2,968,915	3,000,831

COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY:
Common stock—Class A: $0.01 par value, 4,300,000,000 shares authorized, 250,303,494 and 250,295,833 shares issued and outstanding as of December 31, 2014 and 2013, respectively; Class B: $0.01 par value, 7,800,000,000 shares authorized, 204,517,265 and 204,787,500 shares issued and outstanding as of December 31, 2014 and 2013, respectively	4,551	4,551
Additional paid in capital	1,182,611	1,336,154
Preferred stock—no par value, $1,000 liquidation value, 125 shares authorized, issued and outstanding as of December 31, 2014 and 2013	73	73
Retained earnings (accumulated deficit)	150,652	(9,617)
Accumulated other comprehensive loss	(5,854)	(3,660)

Total equity	1,332,033	1,327,501

TOTAL LIABILITIES AND EQUITY	$4,300,948	$4,328,332

See accompanying notes to consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands, except per share data)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
REVENUES:
Rental revenues from Extended Stay America, Inc.	$684,205	$71,900	$—
Hotel room revenues	—	983,950	984,273
Other hotel revenues	—	15,576	16,898
Management fees and other revenues	—	1,113	10,346

Total revenues	684,205	1,072,539	1,011,517

OPERATING EXPENSES:
Hotel operating expenses	93,826	478,727	493,635
General and administrative expenses	15,634	86,676	87,807
Depreciation and amortization	183,033	167,185	129,938
Impairment of long-lived assets	—	3,330	1,420
Gain on sale of hotel properties	(864)	—	—
Managed property payroll expenses	—	639	6,600
Trademark license fees	—	2,998	3,004
Restructuring expenses	—	605	5,763
Acquisition transaction expenses	—	235	1,675

Total operating expenses	291,629	740,395	729,842
OTHER INCOME	269	1,075	384

INCOME FROM OPERATIONS	392,845	333,219	282,059
OTHER NON-OPERATING EXPENSE	3,629	—	—
INTEREST EXPENSE, NET	143,232	233,629	257,349

INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	245,984	99,590	24,710
INCOME TAX (BENEFIT) EXPENSE	(1,110)	(876)	4,642

NET INCOME	247,094	100,466	20,068
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(730)	(1,549)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS OR MEMBERS	$247,094	$99,736	$18,519

NET INCOME PER COMMON SHARE:
Class A—Basic	$0.54	$0.26	$0.05

Class A—Diluted	$0.54	$0.26	$0.05

Class B—Basic	$0.55	$0.26	$0.05

Class B—Diluted	$0.54	$0.25	$0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Class A—Basic	250,300	213,759	207,553
Class A—Diluted	250,300	213,759	207,553
Class B—Basic	203,548	174,894	169,816
Class B—Diluted	204,508	176,268	171,796
CASH DISTRIBUTIONS PER COMMON SHARE:
Class A	$0.53	$0.20	$2.19

Class B	$0.53	$0.20	$2.19

See accompanying notes to consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
NET INCOME	$247,094	$100,466	$20,068
FOREIGN CURRENCY TRANSLATION (LOSS) INCOME	(2,194)	(3,980)	87

COMPREHENSIVE INCOME	244,900	96,486	20,155
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(730)	(1,554)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS OR MEMBERS	$244,900	$95,756	$18,601

See accompanying notes to consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands)

	Members’ Capital						Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ and Members’ Equity	Noncontrolling Interests	Total Equity

		Common Stock			Preferred Stock
		Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE—January 1, 2012	$1,541,735	—	—	$—	125	$73	$—	$(3,557)	$42	$1,538,293	$1,925	$1,540,218
Net income	—	—	—	—	—	—	—	18,519	—	18,519	1,549	20,068
Foreign currency translation income	—	—	—	—	—	—	—	—	82	82	5	87
Member contributions	5,925	—	—	—	—	—	—	—	—	5,925	75	6,000
Member distributions	(813,512)	—	—	—	—	—	—	(12,680)	—	(826,192)	(397)	(826,589)
Preferred distributions	—	—	—	—	—	—	—	(16)	—	(16)	—	(16)
Equity-based compensation	6,428	—	—	—	—	—	—	—	—	6,428	—	6,428

BALANCE—December 31, 2012	740,576	—	—	—	125	73	—	2,266	124	743,039	3,157	746,196
Net income	—	—	—	—	—	—	—	99,736	—	99,736	730	100,466
Foreign currency translation loss	—	—	—	—	—	—	—	—	(3,980)	(3,980)	—	(3,980)
Member distributions	—	—	—	—	—	—	—	(78,400)	—	(78,400)	(2,011)	(80,411)
Preferred distributions	—	—	—	—	—	—	—	(16)	—	(16)	—	(16)
Equity-based compensation	4,094	122	100	—	—	—	2,460	—	—	6,554	—	6,554
ESH REIT reorganization	(744,670)	210,467	172,200	3,828	—	—	734,475	(33,203)	196	(39,374)	(1,876)	(41,250)
Sale of equity, net of issuance costs	—	39,707	32,488	723	—	—	599,219	—		599,942	—	599,942

BALANCE—December 31, 2013	—	250,296	204,788	4,551	125	73	1,336,154	(9,617)	(3,660)	1,327,501	—	1,327,501
Net income	—	—	—	—	—	—	—	247,094	—	247,094	—	247,094
Foreign currency translation loss	—	—	—	—	—	—	—	—	(2,194)	(2,194)	—	(2,194)
Issuance of common stock	—	7	—	—	—	—	138	—	—	138	—	138
Common distributions	—	—	—	—	—	—	(154,356)	(86,805)	—	(241,161)	—	(241,161)
Preferred distributions	—	—	—	—	—	—	—	(16)	—	(16)	—	(16)
Equity-based compensation	—	—	(271)	—	—	—	675	(4)	—	671	—	671

BALANCE—December 31, 2014	$—	250,303	204,517	$4,551	125	$73	$1,182,611	$150,652	$(5,854)	$1,332,033	$—	$1,332,033

See accompanying notes to consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
OPERATING ACTIVITIES:
Net income	$247,094	$100,466	$20,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	183,033	165,998	128,564
Amortization of intangible assets	—	1,187	1,374
Foreign currency transaction loss	3,629	—	—
Amortization and write-off of deferred financing costs and accretion of debt discount	16,956	23,998	45,365
Amortization of above-market ground leases	(136)	(136)	(136)
Loss on disposal of property and equipment	3,133	3,493	3,499
Impairment of long-lived assets	—	3,330	1,420
Gain on sale of hotel properties	(864)	—	—
Equity-based compensation	671	6,643	6,428
Deferred income tax expense (benefit)	1	(7,440)	2,387
Deferred rent receivable from Extended Stay America, Inc.	(27,252)	(3,631)	—
Changes in assets and liabilities:
Accounts receivable, net	—	(9,821)	(2,879)
Due to/from Extended Stay America, Inc., net	29,711	(63,096)	—
Other assets	(7,241)	13,699	(11,634)
Unearned rental revenue/rent receivable from Extended Stay America, Inc., net	(11,713)	37,838	—
Accounts payable and accrued liabilities	(4,165)	22,670	(287)

Net cash provided by operating activities	432,857	295,198	194,169

INVESTING ACTIVITIES:
Purchases of property and equipment	(166,358)	(171,931)	(271,464)
Acquisition of hotels, property, and equipment	—	(16,241)	(128,299)
Proceeds from sale of hotel properties, net	3,223	—	—
(Increase) decrease in restricted cash and insurance collateral	(4,096)	22,074	175,167
Proceeds from insurance recoveries	13,924	2,020	754

Net cash used in investing activities	(153,307)	(164,078)	(223,842)

FINANCING ACTIVITIES:
Proceeds from mortgage loans	—	—	2,520,000
Principal payments on mortgage loans	(1,794)	(5,865)	(1,974,511)
Proceeds from mezzanine loans	—	—	1,080,000
Principal payments on mezzanine loans	(365,000)	(715,000)	(700,000)
Proceeds from term loan facility, net of discount	373,125	—	—
Proceeds from revolving credit facility	143,000	20,000	—
Payments on revolving credit facility	(163,000)	—	—
Payment of deferred financing costs	(5,222)	(4,978)	(64,619)
Net proceeds from Extended Stay America, Inc.	(4,676)	—	—
Common stock issued	138	—	—
Common distributions	(240,910)	(78,400)	(826,192)
Preferred distributions	(16)	(16)	(16)
Company reorganization	—	(29,351)	—
Sale of equity	—	619,933	—
Equity issuance costs	—	(19,991)	—
Contributions from HVM members	—	—	75
Distributions to HVM members	—	(2,011)	(397)

Net cash (used in) provided by financing activities	(264,355)	(215,679)	34,340

CHANGES IN CASH AND CASH EQUIVALENTS DUE TO CHANGES IN FOREIGN
CURRENCY EXCHANGE RATES	24	(147)	136

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,219	(84,706)	4,803
CASH AND CASH EQUIVALENTS—Beginning of period	18,597	103,303	98,500

CASH AND CASH EQUIVALENTS—End of period	$33,816	$18,597	$103,303

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties	$122,184	$201,089	$196,350

Income tax payments—net of refunds of $127, $935 and $66	$873	$239	$11,349

NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in due to/from Extended Stay America, Inc. and accounts payable and accrued liabilities	$15,876	$20,103	$13,625

Acquisition of hotels, property, and equipment paid by Sponsors	$—	$—	$3,925

Payment of deferred financing costs by Sponsors	$—	$—	$2,000

See accompanying notes to consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 AND 2013 AND FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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

As of December 31, 2014 and 2013, ESH REIT and its subsidiaries owned 679 and 681 hotel properties, respectively, in 44 U.S. states consisting of 75,500 and approximately 75,700 rooms, respectively, and three hotels in Canada consisting of 500 rooms. For the period from the Pre-IPO Transactions through December 31, 2014, the hotels were operated by subsidiaries of the Corporation (the “Operating Lessees”) pursuant to leases between ESH REIT and the Operating Lessees. For periods through the Pre-IPO Transactions, the Operating Lessees were subsidiaries of ESH REIT, referred to as taxable REIT subsidiaries.

The majority of hotels are operated under the core brand, Extended Stay America. Three Canadian hotels operate under the brand Extended Stay Canada and 47 hotels operate under the brand Crossland Economy Studios. The brands are owned by ESH Hospitality Strategies LLC (“ESH Strategies”), a subsidiary of the Corporation.

Organization Prior to the Pre-IPO Transactions and Initial Public Offering

Prior to the Pre-IPO Transactions, ESH REIT’s predecessor, ESH Hospitality LLC, was directly owned by ESH Hospitality Holdings LLC (“Holdings”), a Delaware limited liability company, whose members were investment funds sponsored and managed by Centerbridge Partners L.P., Paulson & Co. Inc. and The Blackstone Group L.P. and their affiliates (collectively, the “Sponsors”).

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

The Pre-IPO Transactions

The Pre-IPO Transactions, which were completed in November 2013, restructured and reorganized the then-existing businesses and entities prior to the Corporation’s and ESH REIT’s initial public offering, and consisted primarily of the following:

•	Holdings distributed 96.5% of the common stock of ESH REIT to the holders of Class A Units in Holdings and retained the remaining shares, which were subsequently paired with Corporation common stock and distributed as described below; the common stock of ESH REIT was recapitalized into two classes of common stock: Class A common stock and Class B common stock.

•	The Sponsors acquired the Corporation for a nominal fee.

•	ESH REIT transferred the Operating Lessees to newly-formed, wholly-owned subsidiaries of the Corporation; in connection with the transfer of 1.0% of the Operating Lessees, the Corporation paid ESH REIT approximately $1.6 million and the operating leases were amended to reflect then current fair market value terms.

•	A newly-formed, wholly-owned subsidiary of the Corporation, ESA Management LLC (“ESA Management”), acquired all of the assets and assumed all of the liabilities of HVM for approximately $0.8 million; the existing management agreements were terminated and ESA Management entered into new management agreements with the Operating Lessees. ESA Management assumed sponsorship of HVM’s savings plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) (see Note 15).

•	The shareholders of ESH REIT contributed the Class A common stock of ESH REIT, representing approximately 55% of the outstanding common stock of ESH REIT, to the Corporation in exchange for common stock of the Corporation; the common stock of the Corporation was stapled to, or paired with, the Class B common stock of ESH REIT on a one-for-one basis, forming the Paired Shares offered pursuant to the Corporation’s and ESH REIT’s initial public offering.

•	The Corporation acquired all of the interests in ESH Strategies in exchange for approximately $21.2 million of mandatorily redeemable preferred stock of the Corporation, which pays preferred dividends at 8.0% per annum.

•	Holdings distributed its remaining Paired Shares.

Following the Pre-IPO Transactions, the Corporation, through its direct wholly-owned subsidiaries, leases the hotel properties from ESH REIT, owns the trademarks related to the business and manages the hotel properties. ESH REIT owns all of the hotel properties. The Corporation owns, and is expected to continue to own, all of the Class A common stock of ESH REIT, which represents approximately 55% of the outstanding common stock of ESH REIT.

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

After deducting underwriting discounts, commissions and other transaction costs, the Offering, including ESH REIT’s sale of shares of Class A common stock to the Corporation, raised proceeds to ESH REIT of approximately $599.9 million. The proceeds were divided among the Corporation and ESH REIT based on their relative valuations. The Corporation used the majority of the proceeds it received to purchase shares of Class A common stock of ESH REIT to maintain its ownership of approximately 55% of the outstanding common stock of ESH REIT. ESH REIT used its proceeds from the Offering, including proceeds received pursuant to the sale of Class A common stock to the Corporation, in addition to cash on hand, to repay approximately $331.0 million of its Mezzanine A Loan, approximately $218.5 million of its Mezzanine B Loan and approximately $165.5 million of its Mezzanine C Loan (see Note 6).

On August 12, 2014, certain selling stockholders (the “Selling Shareholders”) sold 24,150,000 Paired Shares as part of a secondary offering. The Selling Shareholders consisted solely of entities affiliated with the Sponsors and did not include officers or directors of the Corporation or ESH REIT. Neither the Corporation nor ESH REIT sold Paired Shares in the secondary offering and neither received proceeds from the secondary offering. The Corporation and ESH REIT did, however, incur professional fees in connection with the secondary offering. For the year ended December 31, 2014, total costs incurred and expensed by ESH REIT were approximately $0.7 million.

As of December 31, 2014 and 2013, the public owns approximately 28.9% and 15.9%, respectively, of the outstanding Paired Shares, while the Sponsors and senior management, including certain directors, own approximately 71.1% and 84.1%, respectively, of the outstanding Paired Shares.

As of December 31, 2014, the Corporation owns 250,303,494 shares of ESH REIT’s Class A common stock; the Sponsors, senior management, including certain directors, and the public own 204,517,265 shares of ESH REIT’s Class B common stock, each of which is attached to and trades as a single unit with a share of the Corporation’s common stock.

Basis of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

For periods from the Pre-IPO Transactions through December 31, 2014, the consolidated results of operations of ESH REIT include the results of operations of ESH REIT and its subsidiaries, which do not include the Operating Lessees. Further, the results of operations of ESA Management, which performs the management and administrative services previously performed by HVM, are not consolidated within ESH REIT’s results, as ESA Management is owned by the Corporation.

For the periods through the Pre-IPO Transactions, the consolidated results of operations of ESH REIT included the results of operations of ESH REIT’s predecessor, ESH Hospitality LLC, and its subsidiaries, which included the Operating Lessees. Additionally, for the periods through the Pre-IPO Transactions, ESH REIT’s consolidated results of operations included the results of operations of HVM, a consolidated variable interest entity (see Notes 2 and 10). Third party equity interests in HVM, which represented all of HVM’s equity, were not owned by ESH REIT and are presented as noncontrolling interests.

All intercompany accounts and transactions have been eliminated.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates—The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management used significant estimates to determine the allocation of purchase price to assets that were acquired in 2013 and 2012 (see Note 4). Significant estimates also include the estimated useful lives of tangible assets as well as the assessment of tangible and intangible assets, including goodwill for impairment, estimated liabilities for insurance reserves, and the grant-date fair value of restricted stock awards related to equity-based compensation prior to completion of the Pre-IPO Transactions. Actual results could differ from those estimates.

Cash and Cash Equivalents—ESH REIT considers all cash on hand, demand deposits with financial institutions, credit card receivables, and short-term, highly liquid investments with original maturities of three months or less to be cash equivalents. ESH REIT has deposits in excess of $250,000 with financial institutions that are not insured by the Federal Deposit Insurance Corporation. ESH REIT does not believe cash and cash equivalents expose it to significant credit risk.

Restricted Cash—Restricted cash consists of amounts held in cash management accounts and in escrows for the payment of real estate taxes and insurance, capital improvements, ground leases and mortgage debt service, all as required by ESH REIT’s mortgage loan agreement (see Note 6).

Property and Equipment—Property and equipment additions are recorded at cost. Major improvements that extend the life or utility of property or equipment are capitalized and depreciated over a period equal to the shorter of the estimated useful life of the improvement or the remaining estimated useful life of the asset. Ordinary repairs and maintenance are charged to expense as incurred.

Depreciation and amortization are recorded on a straight-line basis over the following estimated useful lives:

Hotel buildings	5–49 years
Hotel building improvements	3–39 years
Hotel site improvements	3–20 years
Hotel furniture, fixtures and equipment	1–10 years
Office furniture, fixtures and equipment	3–7 years

Management assesses whether there has been impairment of the value of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable.

Prior to the Pre-IPO Transactions, recoverability of property and equipment was measured by a comparison of the carrying amount of a hotel property to the estimated future undiscounted cash flows expected to be generated by each hotel property. Impairment was recognized when estimated future undiscounted cash flows, including proceeds from disposition, were less than the carrying value of each hotel property. To the extent that a hotel property was impaired, the excess carrying amount of each hotel property over its estimated fair value was charged to operating earnings. Fair value was determined based upon the discounted cash flows of each hotel property, quoted market prices, or independent appraisals, as considered necessary. ESH REIT recognized impairment charges related to property and equipment of approximately $3.3 million and $1.4 million for the period from January 1, 2013 through the Pre-IPO Transactions and for the year ended December 31, 2012, respectively (see Note 5).

Subsequent to the Pre-IPO Transactions, recoverability of property and equipment is measured by a comparison of the carrying amount of a group of hotel properties (groups of hotel properties align with hotels as they are grouped under ESH REIT’s operating leases) to the estimated future undiscounted cash flows expected to be generated by the group of hotel properties. Impairment is recognized when estimated future undiscounted cash flows, including proceeds from disposition, are less than the carrying value of the group of hotel properties. To the extent that a group of hotel properties is impaired, the excess carrying amount of the group of hotel properties over its estimated fair value is charged to operating earnings. Fair value is determined based upon the discounted cash flows of the group of hotel properties, quoted market prices, or independent appraisals, as considered necessary. ESH REIT did not recognize any impairment charges related to property and equipment for the year ended December 31, 2014 or for the period from the Pre-IPO Transactions through December 31, 2013 (see Note 5).

The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, then an impairment charge to reduce the carrying value of a group of hotel properties could occur in a future period in which conditions change.

Intangible Assets and Liabilities— Subsequent to the Pre-IPO Transactions and as of December 31, 2014 and 2013, ESH REIT had no intangible assets or liabilities other than goodwill. Prior to the Pre-IPO Transactions, intangible assets and liabilities related to the Operating Lessees and included above-market contracts, corporate customer relationships and customer databases. Above-market contracts, corporate customer relationships and customer databases were amortized using the straight-line method over their estimated remaining useful lives, which in the case of contracts was typically the remaining non-cancelable term. Intangible assets were reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of the intangible asset may not have been recoverable. No impairment charges related to intangible assets were recognized during the period from January 1, 2013 through the Pre-IPO Transactions or for the year ended December 31, 2012.

Goodwill—Goodwill represents the excess purchase price over the fair value of net assets acquired. ESH REIT tests goodwill for impairment at least annually in the fourth quarter. ESH REIT tests for impairment more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ESH REIT has one operating segment, which is its reporting unit; therefore, management analyzes goodwill associated with all hotels when analyzing for potential impairment. ESH REIT first assesses qualitative factors to determine if it is not more likely than not that the fair value of its reporting unit is less than its carrying amount. No impairment charges related to goodwill were recognized during the years ended December 31, 2014, 2013 or 2012.

Property Acquisitions—The purchase price of net tangible and identified intangible assets and liabilities are recorded based on their relative fair values on the date of acquisition. The fair value of the acquired land and site improvements, building and improvements, and furniture, fixtures and equipment is determined considering a variety of factors, including the physical condition and quality of the hotels, estimated rates and valuation assumptions consistent with current market conditions, based on independent appraisals and other relevant market data obtained in connection with the acquisition of the hotels. The results of operations of acquired hotel properties are included in the accompanying consolidated statements of operations since their respective dates of acquisition.

Deferred Financing Costs—Costs incurred in obtaining financing are amortized over the terms of the related loans on a straight-line basis, which approximates the effective interest method. Upon repayment of, or in conjunction with a material change in the terms of, the underlying debt agreement, remaining unamortized costs are charged to earnings. During the years ended December 31, 2014, 2013 and 2012, approximately $5.1 million, $11.7 million and $34.4 million, respectively, of unamortized deferred financing costs, primarily related to the prepayment of mortgage and mezzanine loans, were charged to earnings and are included in net interest expense in the accompanying consolidated statements of operations. Amortization of deferred financing costs unrelated to the prepayment of mortgage and mezzanine loans, which is also included in net interest expense in the accompanying consolidated statements of operations, was approximately $11.7 million, $12.3 million and $11.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Revenue Recognition—Subsequent to the Pre-IPO Transactions, ESH REIT’s only source of consolidated reported revenues is rental revenue derived from leases. ESH REIT records rental revenue on a straight-line basis as it is earned during the lease term. Rent receivable from Extended Stay America, Inc. on the accompanying consolidated balance sheets represents monthly rental amounts contractually due from the Operating Lessees. Deferred rent receivable from Extended Stay America, Inc. on the accompanying consolidated balance sheets represents the cumulative difference between straight-line rental revenue and rental revenue contractually due from the Operating Lessees. This amount, approximately $30.9 million as of December 31, 2014, is expected to be received in cash by October 2018.

Lease rental payments received prior to ESH REIT rendering services are included in unearned rental revenue from Extended Stay America, Inc. on the accompanying consolidated balance sheets. Contingent rental revenue, specifically percentage rental revenue related to Operating Lessee hotel revenue, is recognized once services have been rendered (i.e., percentage rental revenue thresholds have been achieved) and such amounts are fixed and determinable.

Prior to the Pre-IPO Transactions, ESH REIT’s primary source of consolidated reported revenues was hotel room revenues, since rental revenue derived from the leases eliminated in consolidation. Hotel room revenues and other hotel revenues were recognized when services were provided. Other hotel revenues primarily consisted of revenues derived from guest laundry, pet fees, internet fees, additional housekeeping, telephone and other miscellaneous fees or services. Occupancy, hotel and sales taxes collected from customers and remitted to the taxing authorities were excluded from revenues.

Advertising Costs—Subsequent to the Pre-IPO Transactions, ESH REIT does not incur advertising costs. Prior to the Pre-IPO Transactions, advertising costs (typically incurred by the Operating Lessees) were expensed as incurred. For the period from January 1, 2013 through the Pre-IPO Transactions and the year ended December 31, 2012, internet advertising costs were included in hotel operating expenses and all other advertising costs were included in general and administrative expenses in the accompanying consolidated statements of operations for periods through the Pre-IPO Transactions. For the period from January 1, 2013 through the Pre-IPO Transactions and the year ended December 31, 2012, advertising costs were approximately $26.3 million and $25.2 million, respectively, approximately $16.9 million and $15.2 million of which were classified as hotel operating expenses and approximately $9.4 million and $10.0 million of which were classified as general and administrative expenses, respectively.

Operating Leases—Rent expense, including ground rent, is recognized on a straight-line basis over the terms of the related leases.

Fair Value of Financial Instruments—U.S. GAAP establishes a three-level valuation hierarchy based upon observable and unobservable inputs for fair value measurement of financial instruments:

Level 1—Observable inputs, such as quoted prices in active markets at the measurement date for identical assets or liabilities

Level 2—Significant inputs that are observable, directly or indirectly, such as other quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability

Level 3—Significant unobservable inputs for which there is little to no market data and for which ESH REIT makes its own assumptions about how market participants would price the asset or liability

Fair value is defined as the price that would be received when selling an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In instances where inputs used to measure fair value fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest-level input significant to the fair value measurement in its entirety. ESH REIT’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

ESH REIT’s financial instruments consist of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, mortgage and term loans, and the revolving credit facility. The carrying values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities and ESH REIT’s revolving credit facility are representative of their fair values due to the short-term nature or frequent settlement of these instruments. The fair values of mortgage and term loans are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on ESH REIT’s current mortgage and term loans or quoted market prices, when available (see Note 6).

Derivative Instruments—Derivative instruments, including certain derivative instruments embedded in other contracts (if applicable), are recorded in the accompanying consolidated balance sheets as either assets or liabilities measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. ESH REIT does not enter into derivative financial instruments for trading or speculative purposes.

Variable Interest Entity—Prior to the Pre-IPO Transactions, ESH REIT held a variable interest in HVM, a separate, independently owned hotel management and administrative services company (see Note 10). ESH REIT’s maximum exposure to loss as a result of its involvement with HVM was related to the need to secure alternative hotel management services and systems support if HVM were ever unable to fulfill its obligations under its management agreements with ESH REIT. The assets of HVM could not be used to settle obligations of ESH REIT and ESH REIT’s assets could not be used to settle obligations of HVM. For the period from January 1, 2013 through the Pre-IPO Transactions and the year ended December 31, 2012, ESH REIT or ESH

REIT’s predecessor represented approximately 99% and 97%, respectively, of the business conducted by HVM. ESH REIT concluded that it was the primary beneficiary of HVM and, as a result, consolidated the financial position, results of operations, comprehensive income and cash flows of HVM for periods prior to the Pre-IPO Transactions. Since ESH REIT had no equity interest in HVM, the results of operations and members’ capital of HVM were reported as noncontrolling interests in the accompanying consolidated financial statements for periods through the Pre-IPO Transactions. Subsequent to the Pre-IPO Transactions, HVM no longer met the definition of a variable interest entity. See summarized financial information of HVM in Note 10.

Income Taxes—ESH REIT has elected to be taxed as and expects to continue to qualify as a real estate investment trust (“REIT”) under provisions of the Code. A REIT is a legal entity that holds real estate assets and is generally not subject to federal and state income taxes. In order to maintain qualification as a REIT, ESH REIT is required to distribute at least 90% of its taxable income, excluding capital gains, to its shareholders each year. In addition, ESH REIT must meet a number of complex organizational and operational requirements. If ESH REIT were to fail to qualify as a REIT in any taxable year, it would be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and generally would be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it lost its REIT qualification. Even in qualifying as a REIT, ESH REIT may be subject to state and local taxes in certain jurisdictions, and is subject to federal income and excise taxes on undistributed income.

In 2014, ESH REIT distributed greater than 100% of its taxable income and therefore incurred no federal income tax. In the future, ESH REIT intends to distribute approximately 95% of its taxable income and net capital gain. ESH REIT is expected to be subject to federal and state income tax on approximately 5% of its taxable income. As a result ESH REIT has recorded deferred tax assets and liabilities to reflect the fact that an estimated 5% of ESH REIT’s future taxable income is expected to be subject to tax. Included in the net deferred tax asset balance is a deferred tax asset related to net operating loss carryforwards that expire in 2032.

Prior to the Pre-IPO Transactions, the Operating Lessees were subsidiaries of ESH REIT and elected to be treated as taxable REIT subsidiaries. As such, the Operating Lessees were generally subject to federal, state, local and/or foreign income taxes on their separate tax returns. HVM’s operating results were reportable by its members or members of its ultimate parent. Thus, federal income taxes were not recognized for HVM. HVM was also subject to state and local taxes in certain jurisdictions.

Foreign Currency—The financial statements of certain of ESH REIT’s subsidiaries and its investments therein are maintained in their functional currency, the Canadian dollar (“C$”), and their income and expenses are translated into U.S. dollars using the average exchange rate for the period. The assets and liabilities of these subsidiaries are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. As of December 31, 2014 and 2013, foreign currency translation losses of approximately $5.9 million and $3.7 million, respectively, are reflected in accumulated other comprehensive loss as a component of equity in the accompanying consolidated balance sheets.

Foreign currency transaction losses mainly related to U.S. dollar denominated debt at Canadian subsidiaries of approximately $3.6 million are included in other non-operating expense in the accompanying consolidated statement of operations for the year ended December 31, 2014.

Comprehensive Income—Comprehensive income includes net income and other comprehensive income, which consists of foreign currency translation adjustments. Comprehensive income is presented in the accompanying consolidated statements of comprehensive income and foreign currency translation adjustments are displayed as a separate component of consolidated equity.

Equity-Based Compensation—ESH REIT maintains a Long-Term Incentive Plan (“LTIP”) under which ESH REIT may issue to eligible employees or directors restricted stock awards, restricted stock units or other equity-based awards. ESH REIT recognizes costs related to equity-based awards over their vesting periods.

The issuing entity classifies equity-based awards granted in exchange for employee services as either equity awards or as liability awards. The classification of an award either as an equity award or a liability award is generally based upon cash settlement options. Equity awards are measured based on their fair value on the date of grant. Liability awards are re-measured to fair value each reporting period. The value of all awards, less estimated forfeitures, is recognized over the period during which an employee or director is required to provide services in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for awards for which employees or directors do not render the requisite services. All awards granted subsequent to the Pre-IPO Transactions are classified as equity awards.

Prior to the Pre-IPO Transactions, HVM maintained a management incentive plan further described in Note 14. Equity-based compensation related to this plan was recorded in the accompanying consolidated statements of operations due to the fact that HVM was a consolidated variable interest entity.

Segments—ESH REIT’s business represents a single operating segment based on the way ESH REIT manages its business. ESH REIT’s hotels provide similar services, use similar processes to sell those services and sell their services (i.e., lease the hotel properties) to similar classes of customers. The amounts of long-lived assets and net sales outside the U.S. are not significant for any period presented.

Recently Issued Accounting Standards

Income Statement—Extraordinary and Unusual Items—In January 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update to simplify income statement presentation by eliminating the concept of extraordinary items. This standard will be effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted, and may be applied either prospectively or retrospectively. ESH REIT does not expect the adoption of the updated accounting standard to have a material effect on its consolidated financial statements.

Presentation of Financial Statements—Going Concern—In August 2014, the FASB issued an accounting standard which provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is “substantial doubt” about its ability to continue as a going concern. The new accounting standard is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. ESH REIT does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

Stock Compensation—Share-Based Payment Awards—In June 2014, the FASB issued an accounting standards update which clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. The compensation expense related to such awards should be delayed until it becomes probable that the performance target will be met. The updated accounting standard does not contain additional disclosure requirements. This standard will be effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted, and may be applied either prospectively or retrospectively. As ESH REIT does not currently have performance targets for any of its share-based payment awards, ESH REIT does not expect the adoption of the updated accounting standard to have a material effect on its consolidated financial statements.

Reporting Discontinued Operations—In April 2014, the FASB issued an accounting standards update which modifies the definition of discontinued operations and requires that only disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results be reported as discontinued operations in the financial statements. This updated accounting standard is effective for all disposals (or classifications as held for sale) of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. ESH REIT adopted this guidance as of January 1, 2014, and it did not have a material effect on ESH REIT’s accompanying consolidated financial statements due to a limited number of historical dispositions. This guidance is expected to result in reporting discontinued operations less frequently than the previous accounting standard. For example, the sale of the two Hometown Inn-branded hotels in 2014 were not reported as discontinued operations as they did not represent a strategic shift that had a major effect on ESH REIT’s operations or financial results.

Income Taxes —In July 2013, the FASB issued an accounting standards update which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This updated accounting standard is effective for fiscal and interim reporting periods beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. ESH REIT adopted this guidance as of January 1, 2014, and it did not have a material effect on ESH REIT’s accompanying consolidated financial statements.

Cumulative Translation Adjustment—In March 2013, the FASB issued an accounting standards update that indicates when the cumulative translation adjustment (“CTA”) related to an entity’s investment in a foreign entity should be released to earnings. The CTA should be released when an entity sells a foreign subsidiary or a group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in a foreign entity. The CTA should also be released when an entity no longer has a controlling financial interest in an investment in a foreign entity. This updated accounting standard is effective for fiscal and interim reporting periods beginning after December 15, 2013, and shall be applied prospectively. ESH REIT adopted this guidance as of January 1, 2014, and it did not have a material effect on ESH REIT’s accompanying consolidated financial statements.

3.	NET INCOME PER SHARE

Basic net income per share is computed by dividing net income available to Class A and Class B common shareholders by the weighted average number of shares of ESH REIT’s Class A and Class B unrestricted common stock outstanding. Diluted net income per share is computed by dividing net income available to Class A and Class B common shareholders, as adjusted for potentially dilutive securities, by the weighted average number of shares of ESH REIT’s Class A and Class B unrestricted common stock outstanding plus other potentially dilutive securities. Dilutive securities include equity-based awards issued under long-term incentive plans.

As discussed in Note 1, in November 2013, ESH REIT completed the Pre-IPO Transactions. For purposes of computing net income per share, it is assumed that the recapitalization of ESH REIT had occurred for all periods presented and therefore the outstanding shares have been adjusted to reflect the conversion of shares that took place in contemplation of the Offering. Accordingly, the denominators in the computations of basic and diluted net income per share reflect ESH REIT’s recapitalization for the years ended December 31, 2013 and 2012.

The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows:

(in thousands, except per share data)	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Numerator:
Class A:
Net income available to common shareholders—basic	$136,152	$55,046	$10,262
Less amounts available to Class B shareholders assuming conversion	(315)	(166)	(53)

Net income available to common shareholders—diluted	$135,837	$54,880	$10,209

Class B:
Net income available to common shareholders—basic	$110,942	$44,690	$8,257
Amounts available to Class B shareholders assuming conversion	315	166	53

Net income available to common shareholders—diluted	$111,257	$44,856	$8,310

Denominator:
Class A:
Weighted average number of common shares outstanding—basic and diluted	250,300	213,759	207,553
Class B:
Weighted average number of common shares outstanding—basic	203,548	174,894	169,816
Dilutive securities	960	1,374	1,980

Weighted average number of common shares outstanding—diluted	204,508	176,268	171,796

Net income per common share—Class A—basic	$0.54	$0.26	$0.05

Net income per common share—Class A—diluted	$0.54	$0.26	$0.05

Net income per common share—Class B—basic	$0.55	$0.26	$0.05

Net income per common share—Class B—diluted	$0.54	$0.25	$0.05

4.	ACQUISITIONS

2013 LVP Acquisition – On December 31, 2013, ESH REIT acquired the assets and assumed the liabilities of two hotels from LVP Acquisition Corporation (“LVP”) for cash consideration of approximately $16.5 million. The acquisition was accounted for as a business combination in accordance with FASB ASC 805, “Business Combinations,” which requires that the consideration be allocated to the acquired assets and assumed liabilities based on their acquisition date fair values. The vast majority of the purchase price was allocated to property and equipment.

2012 HFI Acquisition—On December 13, 2012, ESH REIT acquired the assets and assumed the liabilities of 17 hotels from HFI Acquisitions Company LLC (“HFI”) for cash consideration of approximately $131.8 million. The acquisition was accounted for as a business combination in accordance with FASB ASC 805, “Business Combinations.” The consideration transferred to acquire the 17 HFI hotels, which HVM previously managed, and the purchase price allocation among the assets acquired and liabilities assumed, was as follows (dollars in thousands):

	Amount	Estimated Useful Life
Land and site improvements	$61,686	5–11 years
Building and improvements	59,547	19–40 years
Furniture, fixtures and equipment	10,598	3–10 years
Other assets and liabilities—net	(41)

Total purchase price	$131,790

The following table sets forth room revenues, other hotel revenues, hotel operating expenses, depreciation and amortization, interest expense and net income assuming the 17 HFI hotels had been acquired on January 1, 2012 (in thousands and unaudited):

Year Ended December 31, 2012
Hotel revenues	$1,014,335
Other hotel revenues	17,266
Hotel operating expenses	506,399
Depreciation and amortization	136,386
Interest expense	264,691
Net income	24,603

The 17 HFI acquired hotels contributed total revenues of approximately $26.6 million and income from operations of approximately $13.2 million for the period from January 1, 2013 through the Pre-IPO Transactions, as compared to revenues of approximately $1.3 million and income from operations of approximately $0.6 million for the period from December 13, 2012 through December 31, 2012.

Acquisition related expenses—Legal, professional and other fees and costs directly related to the acquisitions described above totaled approximately $0.2 million and $1.7 million for the years ended December 31, 2013 and 2012, respectively. These costs are included in acquisition transaction expenses in the accompanying consolidated statements of operations.

5.	PROPERTY AND EQUIPMENT

Net investment in property and equipment as of December 31, 2014 and 2013, consists of the following (in thousands):

	December 31,	December 31,
	2014	2013
Hotel properties:
Land and site improvements	$1,352,621	$1,347,170
Building and improvements	2,894,730	2,839,452
Furniture, fixtures and equipment	437,582	357,975

Total hotel properties	4,684,933	4,544,597
Undeveloped land parcel	1,675	1,821

Total cost	4,686,608	4,546,418

Less accumulated depreciation	(606,960)	(426,479)

Property and equipment—net	$4,079,648	$4,119,939

During the years ended December 31, 2014, 2013 and 2012, ESH REIT, using Level 3 unobservable inputs, recognized impairment charges of approximately $0, $3.3 million and $1.4 million, respectively, in the accompanying consolidated statements of operations. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of revenues, expenses and hotel related cash flows based on assumed long-term growth rates, demand trends, expected future capital expenditures and estimated discount rates. These assumptions were based on the Company’s historical data and experience, third-party appraisals, industry projections and micro and macro general economic condition projections.

On July 28, 2014, the Company sold two hotel properties, with a carrying value of approximately $2.2 million, for proceeds of $3.5 million. Net of closing costs, the Company recognized a gain on sale of approximately $0.9 million. At the time of the sale, as required by the 2012 Mortgage Loan, the Company made a mortgage loan repayment of approximately $1.8 million.

As of December 31, 2014, substantially all of the hotel properties (678 out of 682 hotel properties) are pledged as security for ESH REIT’s 2012 Mortgage Loan (as defined in Note 6).

6.	DEBT

Summary—ESH REIT’s outstanding debt as of December 31, 2014 and 2013, is as follows (in thousands):

	December 31,	December 31,
	2014	2013
Mortgage loans payable	$2,518,049	$2,519,843
Term loan facility payable, net of unaccreted discount of $1,680 and $0	373,320	—
Mezzanine loans payable	—	365,000
Revolving credit facility	—	20,000

Total debt	$2,891,369	$2,904,843

During the years ended December 31, 2014 and 2013, the following transactions occurred (in thousands):

	December 31,	December 31,
	2014	2013
Debt—beginning of year	$2,904,843	$3,605,708
Additions:
Proceeds from term loan facility, net of discount	373,125	—
Proceeds from revolving credit facility	143,000	20,000
Accretion of debt discount	195	—
Deductions:
Payments on mortgage loans	(1,794)	(5,865)
Payments on mezzanine loans	(365,000)	(715,000)
Payments on revolving credit facility	(163,000)	—

Debt—end of year	$2,891,369	$2,904,843

ESH REIT’s debt as of December 31, 2014 and 2013, consists of the following (in thousands):

		Outstanding Principal			Interest Rate
Loan	Stated Amount	December 31, 2014	December 31, 2013	Stated Interest Rate (2)	December 31, 2014	December 31, 2013	Maturity Date		Amortization
Mortgage loans
2012 Mortgage Loan—Component A	$350,000	$348,049	$349,843	LIBOR(1) + 2.0547%	2.2260%	2.2227%	12/1/2015	(3)	Interest only
2012 Mortgage Loan—Component B	350,000	350,000	350,000	3.4047%	3.4047%	3.4047%	12/1/2017		Interest only
2012 Mortgage Loan—Component C	1,820,000	1,820,000	1,820,000	4.0547%	4.0547%	4.0547%	12/1/2019		Interest only
Term loan facility
2014 Term Loan (4)	375,000	373,320	—	LIBOR(1)(5) + 4.25%	5.00%	N/A	6/24/2019		Interest only (6)
Mezzanine loans payable
2012 Mezzanine A Loan	500,000	—	168,981	8.25%	N/A	8.25%	12/1/2019		Interest only
2012 Mezzanine B Loan	330,000	—	111,528	9.625%	N/A	9.625%	12/1/2019		Interest only
2012 Mezzanine C Loan	250,000	—	84,491	11.50%	N/A	11.50%	12/1/2019		Interest only
Revolving credit facility
ESH REIT revolving credit facility	250,000	—	20,000	LIBOR(1) + 3.00%	N/A	3.1646%	11/18/2016	(7)	Interest only

Total		$2,891,369	$2,904,843

(1)	London Interbank Offering Rate.
(2)	The Company is a counterparty to an interest rate cap on one-month LIBOR at 3.0% with a stated notional amount of approximately $348.0 million and a maturity date the same as that of Component A of the 2012 Mortgage Loan.
(3)	The original maturity date of Component A of the 2012 Mortgage Loan was December 1, 2014. In December 2014, ESH REIT exercised its first one-year extension option and extended the maturity date of Component A of the 2012 Mortgage Loan to December 1, 2015. ESH REIT has the option to extend the maturity date for up to two additional consecutive one-year periods, subject to limited conditions.
(4)	The 2014 Term Loan is presented net of an unaccreted discount of approximately $1.7 million as of December 31, 2014.
(5)	The 2014 Term Loan includes a LIBOR floor of 0.75%.
(6)	There is no scheduled amortization on the 2014 Term Loan; however, subject to certain exceptions, mandatory prepayments are required up to 50% of Excess Cash Flow based on ESH REIT’s Consolidated Leverage Ratio, each as defined. For the period from July 1, 2014 through December 31, 2014, ESH REIT’s Excess Cash Flow, as defined, totaled approximately $17.1 million, which requires ESH REIT to make a mandatory prepayment of approximately $8.5 million on or prior to March 31, 2015.
(7)	ESH REIT’s revolving credit facility is subject to a one-year extension option.

On June 23, 2014, using principally all of the net proceeds from its 2014 Term Loan (as defined below), ESH REIT repaid the remaining outstanding balance of $365.0 million of its 2012 Mezzanine Loans (as defined partial repayment of the below). During 2014, ESH REIT incurred approximately $9.4 million of debt extinguishment and other costs in connection with the partial repayment of the 2012 Mezzanine Loans, consisting of prepayment penalties and other costs of approximately $4.3 million and the write-off of unamortized deferred financing costs of approximately $5.1 million. Debt extinguishment costs are included as a component of net interest expense in the accompanying consolidated statements of operations.

In the fourth quarter of 2013 and subsequent to the Offering, ESH REIT repaid $715.0 million of the 2012 Mezzanine Loans. Prior to the partial repayment of the 2012 Mezzanine Loans, interest-only payments of approximately $8.5 million were due on the first day of each calendar month. Subsequent to the 2013 partial repayment of the 2012 Mezzanine Loans, interest-only payments of approximately $2.9 million were due on the first day of each calendar month. During 2013, ESH REIT incurred approximately $25.2 million of debt extinguishment and other costs in connection with the 2012 Mezzanine Loan prepayments, composed of prepayment penalties of approximately $13.4 million, the write-off of unamortized deferred financing costs of approximately $10.9 million and other costs of approximately $0.9 million.

Mortgage Loans

2012 Mortgage Loan—On November 30, 2012, ESH REIT entered into a $2.52 billion mortgage loan comprised of three components (the “2012 Mortgage Loan”). The 2012 Mortgage Loan requires interest-only payments of approximately $7.9 million due on the first day of each calendar month. Principal amounts, interest rates and maturities of components of the 2012 Mortgage Loan are included in the table above.

Up to approximately $855.5 million (the full amounts of Component A and Component B and $157.5 million of Component C of the 2012 Mortgage Loan) may be voluntarily prepaid at any time without incurring a prepayment premium or penalty. Through January 1, 2016, Component C prepayments greater than $157.5 million will incur a yield maintenance premium of the greater of (i) 1.0% of the outstanding principal balance of Component C and (ii) the excess of the sum of the present values of the scheduled payments of interest and principal to be made with respect to the portion of Component C being prepaid over the principal amount being prepaid. After January 1, 2016, Component C may be prepaid without incurring a prepayment penalty or premium.

In December 2014, ESH REIT exercised its first one-year extension option and extended the maturity date of Component A of the 2012 Mortgage Loan to December 1, 2015. ESH REIT has the option to extend the maturity date of this Component for up to two additional consecutive one-year periods, subject to certain conditions. The 2015 extension conditions include adequate written notice of such extension, the extension or renewal of an interest rate cap, and the requirement that none of the borrowing entities be in default, as defined. The 2016 extension conditions include the same conditions as the 2015 extension, as well as the requirement of an Extension Debt Yield, as defined, of at least 17.5%.

As of December 31, 2014 and 2013, substantially all of ESH REIT’s hotel properties served as collateral for the 2012 Mortgage Loan. Under certain limited circumstances, losses related to the 2012 Mortgage Loan and costs incurred by the lenders are guaranteed by certain of the Corporation’s subsidiaries up to an aggregate liability of $252.0 million.

The occurrence of a Mortgage Loan Event of Default, a Debt Yield Trigger Event (a Debt Yield, as defined, of less than 9.0%), or a Guarantor Bankruptcy triggers a Cash Trap Event, each as defined. During the period of a Cash Trap Event, any excess cash flow, after all monthly requirements (including the payment of management fees and operating expenses) are fully funded, is held by the loan service agent as additional collateral for the 2012 Mortgage Loan. As of December 31, 2014 and 2013, none of these events had occurred.

As of December 31, 2014 and 2013, all receipts from the mortgaged properties were required to be deposited into a domestic cash management account (“CMA”) for hotels in the U.S. and a Canadian CMA for hotels in Canada. Such CMAs are under the control of the loan service agent as specified by the terms of the mortgage loan agreement and cash management agreements and are, therefore classified as restricted cash on the accompanying consolidated balance sheets. Receipts are allocated to CMA subaccounts for hotel occupancy/goods and services sales taxes, real estate taxes, insurance, ground leases, operating expenses (including management fees and reimbursements), capital improvements and mortgage debt service. Funds in excess of a month’s Canadian waterfall requirements are converted to U.S. dollars and transferred to the domestic CMA. Funds in excess of a month’s domestic waterfall requirements are distributed to the Corporation and/or ESH REIT so long as no Cash Trap Event has occurred.

2010 Mortgage Loan—On October 8, 2010 (the “Acquisition Date”), ESH REIT entered into a $2.0 billion mortgage loan secured by 663 hotel properties (the “2010 Mortgage Loan”). The 2010 Mortgage Loan required constant monthly payments of $12.2 million due on the first day of each calendar month, consisting of principal amortization and interest. The 2010 Mortgage Loan was set to mature on November 1, 2015; however, ESH REIT prepaid the mortgage loan on November 30, 2012, without premium or penalty.

Assumed Mortgage Loan—Two of ESH REIT’s hotel properties were subject to a mortgage loan that was assumed on the Acquisition Date when the hotels were acquired (the “Assumed Mortgage Loan”). The Assumed Mortgage Loan was secured by the two hotel properties. On October 23, 2013, ESH REIT prepaid the Assumed Mortgage Loan, which had an outstanding principal balance of approximately $5.5 million.

Mezzanine Loans

2012 Mezzanine Loans—On November 30, 2012, ESH REIT entered into three mezzanine loans totaling $1.08 billion (the “2012 Mezzanine Loans”). The 2012 Mezzanine Loans would have matured on December 1, 2019, with all outstanding principal and unpaid interest due on that date; however, as discussed above, in the fourth quarter of 2013, ESH REIT repaid $715.0 million of the 2012 Mezzanine Loans and on June 23, 2014, using principally all of the net proceeds from its 2014 Term Loan, ESH REIT repaid the remaining outstanding balance of $365.0 million of the 2012 Mezzanine Loans.

Under certain limited circumstances, losses related to the 2012 Mezzanine Loans and costs incurred by the lenders were guaranteed by certain of the Corporation’s subsidiaries up to an aggregate liability of $108.0 million.

2010 Mezzanine Loans—On the Acquisition Date, ESH REIT entered into mezzanine loans totaling $700.0 million, consisting of $350.0 million of senior mezzanine debt that bore interest at 9.75% and $350.0 million of junior mezzanine debt that bore interest at 12.0% (the “2010 Mezzanine Loans”). The 2010 Mezzanine Loans would have matured on November 1, 2015, with all outstanding principal and unpaid interest due on that date; however, on November 30, 2012, ESH REIT voluntarily prepaid the 2010 Mezzanine Loans and incurred a prepayment premium of approximately $10.5 million, which is included as a component of net interest expense in the accompanying consolidated and combined statement of operations for the year ended December 31, 2012.

ESH REIT Term Loan Facility

On June 23, 2014, ESH REIT entered into a $375.0 million term loan facility (the “2014 Term Loan”). ESH REIT used the 2014 Term Loan proceeds to repay the outstanding balance on its 2012 Mezzanine Loans of $365.0 million. Subject to certain conditions, the principal amount of the 2014 Term Loan may be increased from time to time up to an amount which would not cause the Consolidated Leverage Ratio, as defined, to exceed 5.25 to 1.0. The 2014 Term Loan matures on June 24, 2019 and bears interest at a rate equal to (i) LIBOR (subject to a floor of 0.75%) plus 4.25%, or (ii) a base rate (determined by reference to the highest of (1) prime lending rate,

(2) the overnight federal funds rate plus 0.5%, or (3) the one-month adjusted LIBOR rate (subject to a floor of 0.75%) plus 1.0%) plus 3.25%. There is no scheduled amortization on the 2014 Term Loan; however, subject to certain exceptions, mandatory prepayments are required up to 50% of Excess Cash Flow, based on ESH REIT’s Consolidated Leverage Ratio, each as defined. For the period from July 1, 2014 through December 31, 2014, ESH REIT’s Excess Cash Flow, as defined, totaled approximately $17.1 million, which requires ESH REIT to make a mandatory prepayment of approximately $8.5 million on or prior to March 31, 2015.

As of December 31, 2014, the outstanding balance on the 2014 Term Loan was approximately $373.3 million, net of an unaccreted discount of approximately $1.7 million.

Obligations under the 2014 Term Loan are primarily secured by a first-priority security interest in substantially all assets of ESH REIT on a pari passu basis with obligations under the ESH REIT revolving credit facility, discussed below. The 2014 Term Loan may be repaid prior to its maturity, subject to the following prepayment penalties: (a) prior to June 24, 2015, a make whole premium equal to the sum of the present value at such date of all interest that would accrue on the portion of the loans being prepaid from such date to and including June 23, 2015, and an amount equal to 2.0% of the aggregate principal amount repaid; (b) on or after June 24, 2015 but prior to December 24, 2015, 2.0% of the aggregate principal amount repaid; and (c) on or after December 24, 2015 but prior to June 24, 2016, 1.0% of the aggregate principal amount repaid. Repayments on or after June 24, 2016 require no prepayment penalties.

During a Trigger Event, an Adjusted Trigger Event, a Default or an Event of Default, each as defined, ESH REIT is restricted from making cash distributions, subject to certain exceptions. As of December 31, 2014, none of these events had occurred.

Revolving Credit Facilities

ESH REIT Revolving Credit Facility – On November 18, 2013, ESH REIT entered into a $250.0 million revolving credit facility. Subject to the satisfaction of certain criteria, ESH REIT is able to request to increase the facility to an amount up to $350.0 million at any time. The facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same day notice, referred to as swingline loans, in an amount up to $20.0 million. ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the outstanding amount under the facility, and a fee of 3.125% on outstanding letters of credit due on the last day of each quarter. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (i) the prime lending rate, (ii) the overnight federal funds rate plus 0.5% or (iii) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.00% for base rate loans and 3.00% for LIBOR loans. There is no scheduled amortization under the facility and the facility matures on November 18, 2016, subject to a one-year extension option. As of December 31, 2014 and 2013, ESH REIT had no letters of credit outstanding under this credit facility, an outstanding balance drawn of $0 and $20.0 million, respectively, and borrowing capacity available of $250.0 million and $230.0 million, respectively. ESH REIT incurred approximately $1.3 million and $0.1 million, respectively, of interest expense and fees in connection with the ESH REIT revolving credit facility, which are included as a component of net interest expense in the accompanying consolidated statements of operations for the years ended December 31, 2014 and 2013.

In order to avoid a Trigger Event or an Adjusted Trigger Event the revolving credit facility requires a Debt Yield and an Adjusted Debt Yield, each as defined, of at least 11.5%, and, to avoid an Event of Default, a Consolidated Leverage Ratio, as defined, of no more than 9.25 to 1.0 (with the requirement decreasing to no more than 9.0 to 1.0 over the life of the facility) and a Debt Yield or Adjusted Debt Yield, of at least 9.0%. The occurrence of a Trigger Event or an Adjusted Trigger Event requires ESH REIT to repay the outstanding facility balance and restricts its ability to draw additional proceeds. As of December 31, 2014 and 2013, none of these events had occurred.

Extended Stay LLC Revolving Credit Facility—On November 30, 2012, Extended Stay LLC, a subsidiary of ESH REIT, entered into a revolving credit facility of $100.0 million. Extended Stay LLC incurred a fee of 0.5% on the undrawn revolver balance due on the first day of each calendar quarter. Extended Stay LLC incurred approximately $0.9 million of fees in connection with the Extended Stay LLC revolving credit facility, which are included as a component of net interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2013.

On November 18, 2013, the Extended Stay LLC revolving credit facility terminated in connection with the Offering and ESH REIT wrote off approximately $0.7 million in unamortized deferred financing costs, which are included as a component of net interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2013.

Interest Expense— The components of net interest expense for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Contractual interest	$121,672	$194,980	$201,518
Amortization of deferred financing costs and accretion of debt discount	11,869	12,345	10,988
Debt extinguishment and other costs	10,223	26,933	45,150
Interest income	(532)	(629)	(307)

Total	$143,232	$233,629	$257,349

Future Maturities of Debt—The future maturities of debt as of December 31, 2014, are as follows (in thousands):

Years Ending December 31,
2015	$356,586	(1)(2)
2016	—
2017	350,000
2018	—
2019	2,184,783	(2)
Thereafter	—

Total	$2,891,369

(1)	ESH REIT has the option to extend the maturity date of Component A of the 2012 Mortgage Loan for up to two additional consecutive one-year periods, subject to limited conditions.
(2)	The 2014 Term Loan is presented net of an unaccreted discount of approximately $1.7 million as of December 31, 2014. Subject to certain exceptions, mandatory prepayments are required up to 50% of Excess Cash Flow based on ESH REIT’s Consolidated Leverage Ratio, each as defined. For the period from July 1, 2014 through December 31, 2014, ESH REIT’s Excess Cash Flow, as defined, totaled approximately $17.1 million, which requires ESH REIT to make a mandatory prepayment of approximately $8.5 million on or prior to March 31, 2015.

Fair Value of Debt—As of December 31, 2014 and 2013, the estimated fair value of ESH REIT’s mortgage, mezzanine and term loans was approximately $2.9 billion and $2.8 billion, respectively. The estimated fair values of mortgage, mezzanine and term loans are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on ESH REIT’s current mortgage, mezzanine and term loans (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available. As of December 31, 2013, the estimated fair value of the ESH REIT revolving credit facility was equal to its carrying value due to its short-term nature and frequent settlement.

7.	INCOME TAXES

Income (loss) before income tax (benefit) expense for the years ended December 31, 2014, 2013 and 2012 consists of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
U.S.	$247,694	$97,878	$21,384
Canada	(1,710)	1,712	3,326

Total	$245,984	$99,590	$24,710

The components of the income tax (benefit) expense for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Federal (including foreign):
Current	$(1,694)	$3,520	$1,583
Deferred	(309)	(6,666)	1,719
State:
Current	583	3,044	672
Deferred	310	(774)	668

Total	$(1,110)	$(876)	$4,642

The differences between the income tax (benefit) expense at the effective tax rate and the statutory U.S. federal income tax rate for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2014		2013		2012
Tax at statutory rate	$86,094	35.0%	$34,857	35.0%	$8,649	35.0%
State income tax	893	0.4	910	0.9	996	4.0
Foreign income tax rate differential	(135)	(0.1)	162	0.2	269	1.1
Nondeductible (nontaxable):
ESH REIT income	(85,184)	(34.7)	(33,798)	(34.0)	(6,632)	(26.8)
Pass-through entity income	—	—	(255)	(0.3)	(542)	(2.2)
Change in expected distribution policy	—	—	(5,561)	(5.6)	—	—
Equity-based compensation	1	—	1,865	1.9	2,100	8.5
Other permanent differences	—	—	1,294	1.3	121	0.5
Valuation allowance	—	—	166	0.2	21	0.1
Other—net	(2,779)	(1.1)	(516)	(0.5)	(340)	(1.4)

Income tax (benefit) expense—net	$(1,110)	(0.5)%	$(876)	(0.9)%	$4,642	18.8%

The significant components of deferred tax assets and deferred tax liabilities as of December 31, 2014 and 2013, consist of the following (in thousands):

	December 31,	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$7,267	$7,851
Intangible assets	—	101
Other	139	102

Total deferred tax assets	7,406	8,054
Deferred tax liabilities:
Depreciable property	$(3,073)	$(4,806)
Other	(1,127)	(41)

Total net deferred tax assets:	$3,206	$3,207

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

In 2014, ESH REIT distributed greater than 100% of its taxable income and therefore incurred no federal income tax. In the future, ESH REIT intends to distribute approximately 95% of its taxable income and net capital gain. ESH REIT is expected to be subject to income taxes on approximately 5% of its taxable income. As a result, ESH REIT has recorded deferred tax assets and liabilities to reflect the fact that an estimated 5% of ESH REIT’s future taxable income is expected to be subject to tax. The majority of the net deferred tax asset balance relates to net operating loss carryforwards that expire in 2032.

ESH REIT had taxable income before a REIT distribution of approximately $194.0 million for the year ended December 31, 2014, taxable income before a REIT distribution of approximately $192.1 million for the year ended December 31, 2013 and a taxable loss for the year ended December 31, 2012. In 2014, ESH REIT made approximately $241.2 million in cash distributions to its shareholders, the total amount of which was considered a taxable dividend. In 2013, ESH REIT made approximately $239.8 million in distributions to its shareholders, which consisted of a cash distribution of approximately $78.4 million and a distribution of property of approximately $161.4 million. The total amount of the 2013 distributions was considered a taxable dividend. In 2012, ESH REIT distributed approximately $826.2 million to its shareholders. Approximately $45.1 million of this amount was considered a taxable dividend and the balance was considered a return of capital for tax purposes.

As of December 31, 2014, the book basis of ESH REIT’s property and equipment was approximately $79.8 million greater than the tax basis of its assets.

ESH REIT evaluates its open tax positions using the criteria established by FASB ASC 740, “Income Taxes.” ESH REIT has concluded that it has not taken any tax positions that are not more likely than not to be sustained upon examination and has therefore not recorded any reserves for uncertain tax positions. ESH REIT’s income tax returns for the years 2011 to present are subject to examination by the Internal Revenue Service and other taxing authorities.

8.	QUARTERLY RESULTS (Unaudited)

Quarterly financial data for the years ended December 31, 2014 and 2013 is as follows (in thousands, except per share data):

	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Total revenues	$123,647	$256,846	$123,599	$293,650	$139,605	$313,701	$297,354	$208,342

Income from operations	49,395	65,976	50,821	91,465	67,537	99,160	225,092	76,618

Net income	11,795	13,225	6,786	36,832	36,340	45,703	192,173	4,706

Net (income) loss attributable to noncontrolling interests	—	(471)	—	33	—	(422)	—	130

Net income available to common shareholders or members	11,795	12,754	6,786	36,865	36,340	45,281	192,173	4,836

Net income per common share—Class A—basic(1)	$0.03	$0.03	$0.01	$0.10	$0.08	$0.12	$0.42	$0.01

Net income per common share—Class A—diluted(1)	$0.03	$0.03	$0.01	$0.10	$0.08	$0.12	$0.42	$0.01

Net income per common share—Class B—basic(1)	$0.03	$0.03	$0.01	$0.10	$0.08	$0.12	$0.42	$0.01

Net income per common share—Class B—diluted(1)	$0.03	$0.03	$0.01	$0.10	$0.08	$0.12	$0.42	$0.01

(1)	The sum of basic net income per common share and diluted net income per common share for the four quarters may differ from the annual basic net income per common share and annual diluted net income per share due to rounding.

9.	EQUITY

Controlling Interests

ESH REIT has authorized 4,300.0 million shares of Class A common stock, par value $0.01 per share, of which approximately 250.3 million shares were issued and outstanding as of December 31, 2014 and 2013. All of the issued and outstanding shares of ESH REIT Class A common stock were held by the Corporation as of December 31, 2014 and 2013. ESH REIT has authorized 7,800.0 million shares of Class B common stock, par value $0.01 per share, of which approximately 204.5 million and 204.8 million shares were issued and outstanding as of December 31, 2014 and 2013, respectively. Each share of ESH REIT’s outstanding Class B common stock is attached to and trades as a single unit with one share of the Corporation’s common stock, par value $0.01 per share.

ESH REIT has authorized 350.0 million shares of preferred stock, par value $0.01 per share, of which no shares were issued or outstanding as of December 31, 2014 and 2013. Additionally, ESH REIT has authorized 125 shares of preferred stock, no par value, of which 125 shares were issued and outstanding as of December 31, 2014 and 2013. The preferred stock pays dividends at a rate of 12.5% per year. With respect to dividends and distributions upon ESH REIT’s liquidation, winding-up or dissolution, the 12.5% preferred stock ranks senior to the Class A and Class B common stock. The liquidation preference of the 12.5% preferred stock is $1,000 per share plus any accumulated but unpaid dividends and a redemption premium if redeemed prior to December 31, 2015. Shares of 12.5% preferred stock may be redeemed, in whole or in part, at any time for a per share amount equal to the liquidation preference plus all accumulated but unpaid dividends.

ESH REIT made cash distributions totaling approximately $241.2 million (of which approximately $132.7 million was paid to the Corporation), $78.4 million and $826.2 million during the years ended December 31, 2014, 2013 and 2012, respectively. Property distributions of approximately $161.4 million were made during the year ended December 31, 2013.

Noncontrolling Interests

Prior to the Pre-IPO Transactions, noncontrolling interests consisted of all of the equity of HVM, a consolidated variable interest entity.

10.	VARIABLE INTEREST ENTITY (HVM)

As discussed in Notes 1 and 2, the results of operations, comprehensive income and cash flows of HVM are consolidated in ESH REIT’s accompanying consolidated financial statements through the Pre-IPO Transactions. As part of the Pre-IPO Transactions, ESA Management acquired all of the assets and assumed all of the liabilities of HVM for approximately $0.8 million; at that time, the existing management and service agreements were terminated. The following describes HVM’s financial activity prior to the Pre-IPO Transactions, including activity between HVM and ESH REIT, the majority of which eliminated in consolidation.

Hotel Management Agreements with ESH REIT—On the Acquisition Date, ESH REIT’s taxable REIT subsidiaries, the Operating Lessees, executed management agreements with HVM with respect to the hotels under lease. Under the terms of these agreements, HVM provided management services to the hotels, including supervision, direction, control of the operation, and management and promotion of the hotel properties in a manner consistent with extended stay hotels of similar size, type, or usage in similar locations.

The following table sets forth a summary of the fees provided under the hotel management agreements between HVM and the Operating Lessees through the Pre-IPO Transactions:

	Fees as Percentage of Revenue—First Threshold	First Revenue Threshold	Fees as Percentage of Revenue—Second Threshold	Second Revenue Threshold
U.S. 660 hotel operators	2.5%	Up to $500 million	0.5%	> $500 million
Canadian 3 hotel operators	2.5%	Up to C$12 million	0.5%	> C$12 million
U.S. 2 hotel operators under assumed mortgage loan	2.5%	Up to $1.8 million	0.5%	> $1.8 million
U.S. 17 hotel operators acquired in December 2012	8.0%	N/A	N/A	N/A

Excluding the agreements with the U.S. 17 hotel operators assumed by ESH REIT in December 2012 (described below), under each of these agreements, HVM was also reimbursed, without markup, for costs incurred by HVM for providing services for accounting, financial analysis, operations supervision, sales, revenue management, training, technology, marketing, advertising, reservation services and travel agent commissions.

Administrative Services Agreements with ESH REIT—On the Acquisition Date, ESH REIT executed service agreements with HVM, whereby HVM provided services for certain administrative, legal, financial, accounting, and related services, including services related to property acquisitions and oversight and procurement of capital assets. Fees consisted of HVM’s cost of providing the services plus 6%. In connection with the Pre-IPO Transactions, the Corporation acquired the net assets of HVM; therefore, all of the administrative services agreements were terminated at that time.

Third Party Management Agreements—Through December 12, 2012, HVM managed 17 hotels for a third-party hotel owner-operator under a separate management agreement with each hotel. ESH REIT acquired these hotels on December 13, 2012 (see Note 4) and these management agreements were assumed by ESH REIT upon acquisition. In addition, HVM had two hotel management agreements to manage hotels owned by a third-party hotel owner-operator. ESH REIT acquired these hotels on December 31, 2013 (see Note 4).

The following tables set forth a summary of the hotel management fees, administrative services fees, general and administrative expense reimbursement fees, third party management fees and reimbursements to HVM for these activities for the period from January 1, 2013 through the Pre-IPO Transactions and for the year ended December 31, 2012 (in thousands). Where appropriate, such amounts have been eliminated in the accompanying consolidated financial statements.

	Period from January 1, 2013 through the Pre-IPO Transactions
	Management fees	General and administrative expense reimbursement fees	Administrative service fees	Total fees	On-site personnel reimbursement	Total fees
Hotel Management Agreements:
U.S. 660 hotel operators	$13,456	$40,466	$—	$53,922	$176,572	$230,494
Canadian hotel operators	101	176	—	277	2,630	2,907
U.S. 2 hotel operators under assumed mortgage loan	40	—	—	40	493	533
U.S. 17 hotel operators acquired in December 2012	1,331	—	—	1,331	—	1,331
Administrative Services Agreements:
U.S. and Canadian 680 hotel owners	—	—	6,130	6,130	—	6,130
ESH Strategies	—	—	178	178	—	178
Third Party Management Agreements:
U.S. 2 third party hotel operators	295	—	—	295	640	935

	$15,223	$40,642	$6,308	$62,173	$180,335	$242,508

	Year Ended December 31, 2012
	Management fees	General and administrative expense reimbursement fees	Administrative service fees	Total fees	On-site personnel reimbursement	Total fees
Hotel Management Agreements:
U.S. 660 hotel operators	$14,852	$78,732	$—	$93,584	$197,315	$290,899
Canadian hotel operators	41	331	—	372	2,983	3,355
U.S. 2 hotel operators under assumed mortgage loan	46	—	—	46	561	607
U.S. 17 hotel operators acquired in December 2012(1)	78	—	—	78	270	348
Administrative Services Agreements:
U.S. and Canadian 680 hotel owners	—	—	6,745	6,745	—	6,745
ESH Strategies	—	—	357	357	—	357
Third Party Management Agreements:
U.S. 17 hotel operators acquired in December 2012(2)	2,354	—	—	2,354	5,807	8,161
U.S. 2 third party hotel operators	280	—	—	280	793	1,073

	$17,651	$79,063	$7,102	$103,816	$207,729	$311,545

(1)	Fees earned by HVM subsequent to ESH REIT’s acquisition of the 17 HFI hotels.
(2)	Fees earned by HVM prior to ESH REIT’s acquisition of the 17 HFI hotels.

Condensed Consolidated Financial Information—The condensed consolidated statements of operations of HVM for the period from January 1, 2013 through the Pre-IPO Transactions and the year ended December 31, 2012 are as follows (in thousands):

	Period from January 1, 2013 through the Pre-IPO Transactions	Year Ended December 31, 2012
Revenues:
Management fee revenues	$62,173	$103,816
Reimbursement of payroll from managed properties	180,335	207,729

Total revenues	242,508	311,545

Operating expenses:
Hotel operating expenses	—	27,280
General and administrative expenses	58,049	65,795
Restructuring expenses	605	5,763
Managed property payroll expenses	180,335	207,729
Depreciation and amortization	1,300	1,429

Total operating expenses	240,289	307,996

Other income	120	68

Net income	$2,339	$3,617

11.	RELATED PARTY TRANSACTIONS

Shared Overhead Costs—Subsequent to the Pre-IPO Transactions, ESA Management incurs costs under a services agreement with ESH REIT and other related entities for certain overhead services performed on their behalf. The services relate to executive management (including the Chief Executive Officer, Chief Financial Officer and General Counsel), accounting, financial analysis, training and technology. For the year ended December 31, 2014 and for the period from the Pre-IPO Transactions through December 31, 2013, ESH REIT incurred expenses of approximately $7.3 million and $1.1 million, respectively, related to these shared costs, which are included in general and administrative expenses in the accompanying consolidated statements of operations.

Trademark Fees—ESH Strategies is the owner of the trademarks, “Extended Stay America,” “Crossland Economy Studios,” and “Hometown Inn” (prior to their sale on July 28, 2014) and prior to the Pre-IPO Transactions, licensed the use of the trademarks to ESH REIT’s taxable REIT subsidiaries, the Operating Lessees. The agreements provided for a trademark fee of 0.3% of revenues. Trademark fees under these agreements, which are included in the accompanying consolidated statements of operations prior to the Pre-IPO Transactions, were approximately $3.0 million for the period from January 1, 2013 through the Pre-IPO Transactions and for the year ended December 31, 2012.

Working Capital—As of December 31, 2014 and 2013, ESH REIT had an outstanding net receivable of approximately $1.2 million and $25.8 million, respectively, due from the Corporation and its subsidiaries. As of December 31, 2014, this amount included a receivable due from the Operating Lessees, consisting of certain disbursements made on their behalf, offset by a payable due to ESA Management, consisting of certain disbursements made on behalf of ESH REIT in the ordinary course of business. As of December 31, 2013, this amount included a receivable due from the Corporation and its subsidiaries outstanding at the time of the Pre-IPO Transactions, which accrued interest at 5.0% per annum, offset by a payable due to the Corporation and its subsidiaries, consisting of certain disbursements made by ESA Management on behalf of ESH REIT in the ordinary course of business, which originated subsequent to the Pre-IPO Transactions. All outstanding balances are repaid within 60 days.

Operating Leases—ESH REIT recognizes fixed rental revenue with respect to the operating leases on a straight-line basis. Fixed rental revenues of approximately $494.0 million and $67.2 million were recognized for the year ended December 31, 2014 and for the period from the Pre-IPO Transactions through December 31, 2013, respectively. Approximately $30.9 million and $3.6 million is recorded as deferred rent receivable in the accompanying consolidated balance sheets as of December 31, 2014 and 2013, respectively. Deferred rent receivable is expected to be received in cash by October 2018.

ESH REIT also recognized approximately $190.2 million and $4.7 million of percentage rental revenue for the year ended December 31, 2014 and the period from the Pre-IPO Transactions through December 31, 2013, respectively. Approximately $2.0 million and $1.0 million of percentage rent was outstanding and included as rent receivable on the accompanying consolidated balance sheets as of December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, because all percentage rental revenue thresholds had been achieved for the year, no unearned contingent rental revenue existed.

As of December 31, 2014 and 2013, ESH REIT recorded unearned rental revenue related to prepaid fixed rents of approximately $28.1 million and $38.8 million, respectively, which related to January 2015 and January 2014 fixed rent payments, respectively.

Distributions—Subsequent to the Pre-IPO Transactions, the Corporation owns all of the Class A common stock of ESH REIT, which represents approximately 55% of the outstanding shares of common stock of ESH REIT. Therefore, approximately 55% of ESH REIT’s distributions are paid to the Corporation. Distributions of approximately $132.7 million were made from ESH REIT to the Corporation in respect of the Class A common stock of ESH REIT for the year ended December 31, 2014.

Other—In 2013, an affiliate of ESH REIT’s Sponsors purchased approximately 794,000 Paired Shares as an underwriter in connection with the Offering and earned approximately $1.0 million in fees related to the transaction.

Investment funds of the Sponsors held approximately $37.2 million of the 2012 Mezzanine Loans as of December 31, 2013.

12.	COMMITMENTS AND CONTINGENCIES

Lease Commitments—ESH REIT is a tenant under long-term ground leases at four of its hotel properties. The initial terms of the ground lease agreements terminate at various dates between 2016 and 2096, and most leases include multiple renewal options for generally five or 10 year periods. Ground lease expense is included in hotel operating expenses in the accompanying consolidated statements of operations.

Prior to the Pre-IPO Transactions, HVM executed a lease for office space in Charlotte, North Carolina, in conjunction with the relocation of its corporate headquarters (see Note 13.) The lease was assumed by ESA Management as part of the Pre-IPO Transactions. The lease is an operating lease with an initial term through August 2021. Office lease expense is included in general and administrative expenses in the accompanying consolidated statements of operations for periods through the Pre-IPO Transactions, due to the fact that HVM was a consolidated variable interest entity.

Rent expense on office and ground leases is recognized on a straight-line basis and was approximately $1.6 million, $3.0 million and $3.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Future minimum lease payments under operating leases as of December 31, 2014, are as follows (in thousands):

Years Ending December 31,
2015	$712
2016	729
2017	750
2018	771
2019	775
Thereafter	82,381

Total	$86,118

Other Commitments—ESH REIT has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of its properties is located. The initial term of the agreement terminates in 2031. The cost related to this commitment was approximately $0.3 million for each of the years ended December 31, 2014, 2013 and 2012, and is included in hotel operating expenses in the accompanying consolidated statements of operations.

Legal Contingencies—ESH REIT is not a party to any litigation or claims other than routine matters arising in the ordinary course of business that are incidental to the operation of the business of ESH REIT. ESH REIT believes that the results of all claims and litigation, individually or in the aggregate, will not have a material adverse effect on its business or consolidated financial statements.

Purchase Commitments—As of December 31, 2014, ESH REIT had purchase commitments related to certain continuing renovations to its hotel properties of approximately $1.6 million, which are expected to be paid within one year.

13.	RESTRUCTURING

In 2013, prior to the Pre-IPO Transactions, the Operating Lessees and HVM initiated an operations restructuring which changed certain aspects of the Operating Lessees’ property staffing model. In 2011, ESH REIT and HVM initiated a corporate restructuring that included, among other things, the relocation of the corporate headquarters to Charlotte, North Carolina. The corporate relocation was completed during the first half of 2012. Total expenses incurred during the years ended December 31, 2013 and 2012, were approximately $0.6 million and $5.8 million, respectively, and consisted of the following (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012
Personnel relocation, recruitment and separation payments	$605	$3,729
Executive separation payments	—	2,019
Relocation of furniture, fixtures and equipment	—	15

Total restructuring expenses	$605	$5,763

Amounts accrued and paid related to the operations and corporate restructurings during the year ended December 31, 2013, are summarized as follows (in thousands):

December 31, 2013
Balance—beginning of year	$213
Expense incurred	605
Cash payments	(810)
Assumption of liability by the Corporation	(8)

Balance—end of year	$—

14.	EQUITY-BASED COMPENSATION

The Corporation and ESH REIT each maintain a long-term incentive plan (“LTIP”) under which the Corporation and ESH REIT may issue to eligible employees or directors restricted stock (i.e., Paired Share) awards, restricted stock units or other equity-based awards. The aggregate number of Paired Shares that may be made as awards under the LTIP’s shall not exceed 8.0 million, no more of which 4.0 million may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIP has a share reserve of an equivalent number of shares of Corporation common stock and Class B common stock of ESH REIT, respectively. Prior to the Pre-IPO Transactions, HVM maintained a management incentive plan which provided for HVM employees and members of Holdings’ and Strategies Holdings’ boards of managers awards of restricted limited liability interests (“Profit Units”) in Holdings and Strategies Holdings.

On November 12, 2013, holders of outstanding Profit Units received an aggregate distribution of cash of approximately $2.4 million from Holdings and all remaining outstanding Profit Units were converted into restricted stock awards. 80% of the restricted stock awards received in respect of the Profit Units were received with the same vesting schedules as the Profit Units and at their fair values. 20% of the restricted stock awards received in respect of the Profit Units were received with acceleration to their existing vesting schedules. As a result of this acceleration, ESH REIT incurred additional compensation cost of approximately $2.3 million during the year ended December 31, 2013.

Subsequent to the Offering, the fair value of equity-based awards on the date of grant is based on the closing price of a Paired Share on the date of grant. A portion of the grant date fair value is allocated to a share of common stock of the Corporation and a portion is allocated to a share of Class B common stock of ESH REIT. ESH REIT will have to pay more or less for a share of the Corporation common stock than it would have otherwise paid at the time of grant as the result of regular market changes in the value of a Paired Share between the time of grant and the time of settlement.

Although share-based compensation expense is recognized based on the closing price of a Paired Share on the grant date, the expense related to the portion of the grant date fair value with respect to a share of common stock of the Corporation is recorded as a payable due to the Corporation. Expense related to the portion of the grant date fair value with respect to a share of Class B common stock of ESH REIT is recorded as an increase to additional paid in capital within ESH REIT’s consolidated shareholders’ equity. An increase in the value allocated to a share of common stock of the Corporation due to market changes in the value of a Paired Share between the time of grant and the time of settlement is recorded as a distribution to the Corporation. A decrease in the value allocated to a share of common stock of the Corporation due to market changes in the value of a Paired Share between the time of grant and the time of settlement is recorded as additional paid in capital from the Corporation.

The Corporation accounts for awards issued under its LTIP in a manner similar to that of ESH REIT. For all LTIP awards granted by the Corporation after the Pre-IPO Transactions, ESH REIT will receive compensation for the fair value of the Class B shares on the date of issuance of such Class B shares by ESH REIT. As prescribed by the services agreement described in Note 11, ESH REIT and its subsidiaries reimburse the Corporation for expenses related to applicable employees or directors that participate in the Corporation’s LTIP. Such charges are included in general and administrative expenses in the accompanying consolidated statements of operations.

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

The expected holding period represented the period of time that the Profit Units were expected to be outstanding. The units were assumed to remain outstanding until ESH REIT and ESH Strategies experienced a change in control of ownership or an initial public offering. The risk-free rate of return for periods approximating the expected holding period of the units was based on the U.S. constant maturity treasuries yield in effect at the grant date. A dividend yield was assumed based on ESH REIT’s and ESH Strategies’ historical dividend rate. Because ESH REIT’s and ESH Strategies’ equity was privately held and was not traded in an active market, ESH REIT and ESH Strategies used the historical volatility of the share values of publicly traded companies within similar industries as ESH REIT and ESH Strategies as a surrogate for the expected volatility of equity. The discount for lack of marketability was calculated for each expected holding period using a put-option Black-Scholes Merton model. The key assumptions used for the period from January 1, 2013 through the Pre-IPO Transactions and the year ended December 31, 2012 were as follows:

	Period from January 1, 2013 through the Pre-IPO Transactions	Year Ended December 31, 2012
Expected holding period	0.25 years	3 years
Risk–free rate of return	0.2%	0.4%
Expected dividend yield	0.0%	0.0%
Expected volatility	30.0%	55.0%
Discount for lack of marketability	20.0%	20.0%

Equity-based compensation cost is recognized by amortizing the grant-date fair value of the equity-based awards, less estimated forfeitures, on a straight-line basis over the requisite service period of each award. During the years ended December 31, 2014, 2013 and 2012, approximately $2.0 million (which includes approximately $1.3 million paid or due to the Corporation), $6.6 million (which includes approximately $0.1 million paid to the Corporation), and $6.4 million, respectively, of compensation cost was recognized of which approximately $2.0 million, $6.6 million, and $4.4 million, respectively, is included in general and administrative expenses in the accompanying consolidated statements of operations. During the year ended December 31, 2012, approximately $2.0 million of compensation cost is included in restructuring expenses in the accompanying consolidated statement of operations, as this cost related to an executive separation payment as a result of ESH REIT’s and HVM’s restructuring (see Note 13).

As of December 31, 2014, there was approximately $1.1 million of unrecognized compensation cost related to outstanding equity-based awards, which is expected to be recognized subsequent to December 31, 2014 over a weighted-average period of approximately 1.0 years. Total unrecognized compensation cost will be adjusted for actual forfeitures.

Restricted stock award and restricted stock unit (collectively, “RSA/RSU”) activity during the years ended December 31, 2014, 2013 and 2012, after taking into account the conversion of Profit Units issued under HVM’s management incentive plan on November 12, 2013, was as follows:

		Weighted-
		Average
	Number of	Grant-Date
	RSAs/RSUs	Fair Value
	(in thousands)	per RSA/RSU (1)
Outstanding RSAs/RSUs—January 1, 2012	4,811	$5.83
RSAs/RSUs granted in 2012	1,349	$9.47
RSAs/RSUs settled in 2012	(96)	$5.52
RSAs/RSUs forfeited in 2012	(1,248)	$5.62

Outstanding RSAs/RSUs—December 31, 2012	4,816	$6.96
RSAs/RSUs granted in 2013	185	$17.75
RSAs/RSUs converted or accelerated in 2013	(2,802)	$6.67
RSAs/RSUs settled in 2013	(96)	$6.67
RSAs/RSUs forfeited in 2013	(520)	$5.76

Outstanding RSAs/RSUs—December 31, 2013	1,583	$9.35
RSAs/RSUs granted in 2014	3	$23.14
RSAs/RSUs settled in 2014	(712)	$8.74
RSAs/RSUs forfeited in 2014	(274)	$8.07

Outstanding RSAs/RSUs—December 31, 2014	600	$10.38

Vested RSAs/RSUs—December 31, 2014	—	$—
Nonvested RSAs/RSUs—December 31, 2014	600	$10.38
Vested RSAs/RSUs—December 31, 2013	—	$—
Nonvested RSAs/RSUs—December 31, 2013	1,583	$9.35

(1)	Valuation was performed contemporaneously with grants for the periods through the Pre-IPO Transactions.

For the period from the Pre-IPO Transactions through December 31, 2014, the Corporation issued a total of 482,533 restricted stock (i.e., Paired Share) units, of which 11,218 were forfeited or settled, under which ESH REIT is a counterparty and will issue, and be compensated in cash for, 471,315 shares of Class B common stock of ESH REIT in future periods.

15.	DEFINED CONTRIBUTION BENEFIT PLAN

HVM had a savings plan that qualified under Section 401(k) of the Code for all employees meeting the eligibility requirements of the plan, and the plan was transferred to ESA Management as part of the Pre-IPO Transactions. The plan has an employer-matching contribution of 50% of the first 6% of an employee’s contribution, which vests over an employee’s initial five-year service period. The plan also provides for contributions up to 100% of eligible employee pretax salary, subject to the Code’s annual deferral limit of $17,500 and $17,000 during 2013 and 2012, respectively. Employer contributions, net of forfeitures, totaled approximately $1.3 million and $0.9 million for the period January 1, 2013 through the Pre-IPO Transactions and the year ended December 31, 2012, respectively.

16.	SUBSEQUENT EVENTS

On February 26, 2015, the Board of Directors of ESH REIT declared a cash distribution of $0.15 per share for the fourth quarter of 2014 on its Class A and Class B common stock. The distribution is payable on March 26, 2015 to shareholders of record as of March 12, 2015.

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2014

(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount Carried at December 31, 2014
Description	Location	Encumbrances	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (3)
Hotel Properties:
Anchorage — Downtown	Anchorage, AK	(4)	$723	$8,791	$137	$64	$632	$897	$787	$9,423	$1,034	$11,244	$(1,597)	10/8/2010	2003	43
Anchorage — Midtown	Anchorage, AK	(4)	2,600	20,740	240	56	657	1,260	2,656	21,397	1,500	25,553	(3,018)	10/8/2010	2004	45
Fairbanks — Old Airport Way	Fairbanks , AK	(4)	2,978	12,016	98	82	470	784	3,060	12,486	882	16,428	(2,039)	10/8/2010	2001	40
Juneau — Shell Simmons Drive	Juneau, AK	(4)	2,979	12,135	132	72	546	790	3,051	12,681	922	16,654	(2,021)	10/8/2010	2001	41
Birmingham — Inverness	Birmingham, AL	(4)	359	688	33	29	79	323	388	767	356	1,511	(293)	10/8/2010	1996	26
Birmingham — Perimeter Park South	Birmingham, AL	(4)	1,737	3,218	53	48	227	389	1,785	3,445	442	5,672	(734)	10/8/2010	1998	33
Birmingham — Wildwood	Birmingham, AL	(4)	385	1,890	33	87	103	407	472	1,993	440	2,905	(512)	10/8/2010	1996	26
Huntsville — U.S. Space and Rocket Center	Huntsville, AL	(4)	770	5,385	39	59	148	285	829	5,533	324	6,686	(988)	10/8/2010	1997	32
Mobile — Spring Hill	Mobile, AL	(4)	1,185	7,479	41	66	208	254	1,251	7,687	295	9,233	(1,269)	10/8/2010	1997	32
Montgomery — Carmichael Rd.	Montgomery, AL	(4)	1,045	—	35	85	92	222	1,130	92	257	1,479	(266)	10/8/2010	1996	(6)
Montgomery — Eastern Blvd.	Montgomery, AL	(4)	600	4,231	44	61	299	650	661	4,530	694	5,885	(1,128)	10/8/2010	1997	32
Little Rock — West	Little Rock, AR	(4)	1,630	2,916	46	50	128	341	1,680	3,044	387	5,111	(613)	10/8/2010	1996	31
Little Rock — West Little Rock	Little Rock, AR	(4)	1,708	1,931	39	58	140	326	1,766	2,071	365	4,202	(519)	10/8/2010	1997	27
Fayetteville — Springdale	Springdale, AR	(4)	1,460	—	55	95	329	406	1,555	329	461	2,345	(313)	10/8/2010	2001	(6)
Phoenix — Mesa	Mesa, AZ	(4)	1,098	2,347	38	83	108	399	1,181	2,455	437	4,073	(550)	10/8/2010	1997	37
Phoenix — Mesa	Mesa, AZ	(4)	1,305	2,589	44	69	188	426	1,374	2,777	470	4,621	(628)	10/8/2010	1997	32
Phoenix — Peoria	Peoria, AZ	(4)	1,229	3,741	38	46	375	637	1,275	4,116	675	6,066	(661)	10/8/2010	1998	39
Phoenix — Airport	Phoenix, AZ	(4)	1,764	408	38	53	449	560	1,817	857	598	3,272	(668)	10/8/2010	1998	40
Phoenix — Airport — E. Oak St.	Phoenix, AZ	(4)	1,623	1,109	57	49	144	476	1,672	1,253	533	3,458	(515)	10/8/2010	1997	36
Phoenix — Biltmore	Phoenix, AZ	(4)	1,191	1,372	50	87	567	974	1,278	1,939	1,024	4,241	(526)	10/8/2010	1997	37
Phoenix — Chandler	Phoenix, AZ	(4)	1,130	2,983	39	54	422	665	1,184	3,405	704	5,293	(617)	10/8/2010	1998	38
Phoenix — Chandler — E. Chandler Blvd.	Phoenix, AZ	(4)	1,745	3,307	49	91	587	1,117	1,836	3,894	1,166	6,896	(783)	10/8/2010	1998	34
Phoenix — Deer Valley	Phoenix, AZ	(4)	945	2,092	39	52	417	840	997	2,509	879	4,385	(569)	10/8/2010	1998	38
Phoenix — Metro — Black Canyon Highway	Phoenix, AZ	(4)	1,378	1,610	49	144	154	547	1,522	1,764	596	3,882	(617)	10/8/2010	1998	34
Phoenix — Metro — Dunlap Ave.	Phoenix, AZ	(4)	2,071	—	44	56	95	319	2,127	95	363	2,585	(231)	10/8/2010	1996	(6)
Phoenix — Midtown	Phoenix, AZ	(4)	1,195	3,918	59	63	714	1,244	1,258	4,632	1,303	7,193	(955)	10/8/2010	1998	39
Phoenix — West	Phoenix, AZ	(4)	1,951	—	44	48	160	315	1,999	160	359	2,518	(335)	10/8/2010	1998	(6)
Phoenix — Scottsdale	Scottsdale, AZ	(4)	1,655	3,691	46	83	464	961	1,738	4,155	1,007	6,900	(752)	10/8/2010	1997	37
Phoenix — Scottsdale — North	Scottsdale, AZ	(4)	1,476	4,266	43	42	533	758	1,518	4,799	801	7,118	(853)	10/8/2010	1997	32
Phoenix — Scottsdale — Old Town	Scottsdale, AZ	(4)	1,605	2,564	43	69	520	770	1,674	3,084	813	5,571	(1,099)	10/8/2010	1995	30
Phoenix — Airport — Tempe	Tempe, AZ	(4)	1,228	3,249	46	45	230	388	1,273	3,479	434	5,186	(701)	10/8/2010	1999	39
Tucson — Butterfield Drive	Tucson, AZ	(4)	1,133	1,098	39	22	42	271	1,155	1,140	310	2,605	(415)	10/8/2010	1998	23
Tucson — Grant Road	Tucson, AZ	(4)	1,780	5,364	43	54	96	375	1,834	5,460	418	7,712	(987)	10/8/2010	1997	32
Oakland — Alameda	Alameda, CA	(4)	5,165	9,134	57	61	559	748	5,226	9,693	805	15,724	(1,703)	10/8/2010	2000	40
Oakland — Alameda Airport	Alameda, CA	(4)	3,197	3,067	55	45	585	896	3,242	3,652	951	7,845	(865)	10/8/2010	1999	40
San Jose — Santa Clara	Alviso, CA	(4)	5,036	2,681	64	109	403	523	5,145	3,084	587	8,816	(867)	10/8/2010	2001	41
Orange County — Anaheim Convention Center	Anaheim, CA	(4)	4,439	3,574	73	71	568	821	4,510	4,142	894	9,546	(1,153)	10/8/2010	2001	41
Orange County —Anaheim Hills	Anaheim, CA	(4)	4,779	2,040	98	43	587	684	4,822	2,627	782	8,231	(856)	10/8/2010	2002	42
Los Angeles – Arcadia	Arcadia, CA	(4)	4,577	3,647	45	78	537	843	4,655	4,184	888	9,727	(987)	10/8/2010	1998	38
Bakersfield — California Avenue	Bakersfield, CA	(4)	1,186	2,153	43	79	575	772	1,265	2,728	815	4,808	(874)	10/8/2010	1996	31
Bakersfield — Chester Lane	Bakersfield, CA	(4)	1,002	4,514	142	53	382	573	1,055	4,896	715	6,666	(860)	10/8/2010	2005	45
San Francisco — Belmont	Belmont, CA	(4)	2,910	7,236	103	51	349	594	2,961	7,585	697	11,243	(1,316)	10/8/2010	2003	43
Orange County — Brea	Brea, CA	(4)	5,199	4,778	50	87	841	995	5,286	5,619	1,045	11,950	(1,534)	10/8/2010	1998	33
Los Angeles — Burbank Airport	Burbank, CA	(4)	6,120	9,690	106	51	632	882	6,171	10,322	988	17,481	(1,663)	10/8/2010	2001	41
San Diego — Carlsbad Village by the Sea	Carlsbad, CA	(4)	4,783	7,618	96	65	427	662	4,848	8,045	758	13,651	(1,440)	10/8/2010	2002	42
Los Angeles — Carson	Carson, CA	(4)	5,430	2,173	138	89	328	505	5,519	2,501	643	8,663	(802)	10/8/2010	2004	44
Los Angeles — Chino Valley	Chino, CA	(4)	1,288	3,297	108	35	383	779	1,323	3,680	887	5,890	(1,001)	10/8/2010	2004	44
Orange County — Cypress	Cypress, CA	(4)	5,543	4,484	59	54	619	912	5,597	5,103	971	11,671	(1,136)	10/8/2010	1998	38
Dublin — Hacienda Dr.	Dublin, CA	(4)	3,377	4,243	52	74	416	617	3,451	4,659	669	8,779	(1,054)	10/8/2010	2000	40
Los Angeles — LAX Airport — El Segundo	El Segundo, CA	(4)	9,922	5,598	68	123	694	928	10,045	6,292	996	17,333	(1,434)	10/8/2010	1998	33
Sacramento — Elk Grove	Elk Grove, CA	(4)	941	2,290	89	48	380	558	989	2,670	647	4,306	(589)	10/8/2010	2003	43
Fairfield — Napa Valley	Fairfield, CA	(4)	1,490	6,066	135	39	328	621	1,529	6,394	756	8,679	(1,019)	10/8/2010	2004	44
Fremont — Fremont Blvd. South	Fremont, CA	(4)	2,928	5,364	56	92	509	884	3,020	5,873	940	9,833	(1,425)	10/8/2010	1999	39
Fremont — Newark	Fremont, CA	(4)	7,370	6,048	101	276	1,023	1,351	7,646	7,071	1,452	16,169	(1,751)	10/8/2010	1999	38-41
Fremont — Warm Springs	Fremont, CA	(4)	5,114	1,271	58	65	465	585	5,179	1,736	643	7,558	(732)	10/8/2010	2001	41
Fresno — North	Fresno, CA	(4)	1,988	6,753	43	60	498	588	2,048	7,251	631	9,930	(1,400)	10/8/2010	1997	32
Fresno — West	Fresno, CA	(4)	1,231	1,867	42	15	92	276	1,246	1,959	318	3,523	(565)	10/8/2010	1998	23
Los Angeles — South	Gardena, CA	(4)	3,977	3,909	51	77	574	849	4,054	4,483	900	9,437	(1,253)	10/8/2010	1998	28

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2014 (continued)

(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount Carried at December 31, 2014
Description	Location	Encumbrances	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (3)
Los Angeles — Glendale	Glendale, CA	(4)	4,689	5,746	55	38	376	681	4,727	6,122	736	11,585	(1,109)	10/8/2010	1999	39
Orange County — Huntington Beach	Huntington Beach, CA	(4)	4,499	5,131	38	45	569	664	4,544	5,700	702	10,946	(976)	10/8/2010	1998	38
Orange County — Irvine Spectrum	Irvine, CA	(4)	7,355	5,703	54	100	677	965	7,455	6,380	1,019	14,854	(1,382)	10/8/2010	1997	32
Los Angeles — La Mirada	La Mirada, CA	(4)	3,681	2,557	39	61	508	754	3,742	3,065	793	7,600	(725)	10/8/2010	1998	38
Orange County — Lake Forest	Lake Forest, CA	(4)	5,530	2,182	43	79	531	655	5,609	2,713	698	9,020	(862)	10/8/2010	1997	37
Livermore — Airway Blvd.	Livermore, CA	(4)	2,553	3,576	44	43	528	784	2,596	4,104	828	7,528	(806)	10/8/2010	1998	38
Los Angeles — Long Beach Airport	Long Beach, CA	(4)	5,626	6,872	47	82	550	696	5,708	7,422	743	13,873	(1,418)	10/8/2010	1997	37
Los Angeles — LAX Airport	Los Angeles, CA	(4)	4,770	7,879	56	59	571	816	4,829	8,450	872	14,151	(1,445)	10/8/2010	1999	39
San Jose — Milpitas	Milpitas, CA	(4)	6,602	4,064	51	182	576	902	6,784	4,640	953	12,377	(1,082)	10/8/2010	1998	38
San Jose — Milpitas — McCarthy Ranch	Milpitas, CA	(4)	6,844	7,392	57	102	889	1,204	6,946	8,281	1,261	16,488	(1,990)	10/8/2010	1997	32
Los Angeles — Monrovia	Monrovia, CA	(4)	3,884	4,929	57	91	697	872	3,975	5,626	929	10,530	(1,140)	10/8/2010	1998	38
San Jose — Morgan Hill	Morgan Hill, CA	(4)	4,283	2,018	36	44	520	712	4,327	2,538	748	7,613	(612)	10/8/2010	1998	38
San Jose — Mountain View	Mountain View, CA	(4)	6,657	4,458	47	77	492	905	6,734	4,950	952	12,636	(1,344)	10/8/2010	1997	32
Orange County — John Wayne Airport	Newport Beach, CA	(4)	6,881	10,663	98	53	551	746	6,934	11,214	844	18,992	(1,878)	10/8/2010	2001	41
Los Angeles — Northridge	Northridge, CA	(4)	5,167	5,391	163	99	409	704	5,266	5,800	867	11,933	(1,065)	10/8/2010	2005	45
Oakland — Emeryville	Oakland, CA	(4)	3,927	9,132	117	108	471	763	4,035	9,603	880	14,518	(1,682)	10/8/2010	2001	41
San Diego — Oceanside	Oceanside, CA	(4)	4,271	5,999	43	79	482	728	4,350	6,481	771	11,602	(1,130)	10/8/2010	1999	39
Los Angeles — Ontario Airport	Ontario, CA	(4)	1,639	6,138	46	75	649	728	1,714	6,787	774	9,275	(1,359)	10/8/2010	1997	37
Orange County — Katella Ave.	Orange, CA	(4)	3,976	5,704	74	45	644	689	4,021	6,348	763	11,132	(1,326)	10/8/2010	2001	41
Palm Springs — Airport	Palm Springs, CA	(4)	1,955	3,506	98	84	445	717	2,039	3,951	815	6,805	(948)	10/8/2010	2003	43
Pleasant Hill — Buskirk Ave.	Pleasant Hill, CA	(4)	3,786	7,754	44	89	434	705	3,875	8,188	749	12,812	(1,457)	10/8/2010	1997	37
Pleasanton — Chabot Dr.	Pleasanton, CA	(4)	3,039	5,910	55	58	646	830	3,097	6,556	885	10,538	(1,419)	10/8/2010	1998	38
Sacramento — Point East Dr.	Rancho Cordova, CA	(4)	1,313	577	45	14	110	319	1,327	687	364	2,378	(365)	10/8/2010	1998	23
Sacramento — White Rock Rd.	Rancho Cordova, CA	(4)	1,301	2,717	47	79	599	786	1,380	3,316	833	5,529	(836)	10/8/2010	1997	32
Richmond — Hilltop Mall	Richmond, CA	(4)	2,232	4,124	51	53	263	612	2,285	4,387	663	7,335	(970)	10/8/2010	2000	40
Sacramento — Roseville	Roseville, CA	(4)	1,125	5,233	45	100	494	750	1,225	5,727	795	7,747	(989)	10/8/2010	1998	38
Sacramento — Arden Way	Sacramento, CA	(4)	888	2,349	45	137	281	638	1,025	2,630	683	4,338	(881)	10/8/2010	1997	32
Sacramento — Northgate	Sacramento, CA	(4)	932	2,359	44	235	414	654	1,167	2,773	698	4,638	(886)	10/8/2010	1997	32
Sacramento — South Natomas	Sacramento, CA	(4)	1,460	823	51	73	700	955	1,533	1,523	1,006	4,062	(589)	10/8/2010	1998	33
San Francisco — San Carlos	San Carlos, CA	(4)	4,233	5,299	49	67	486	809	4,300	5,785	858	10,943	(1,297)	10/8/2010	1998	38
San Diego — Hotel Circle	San Diego, CA	(4)	6,893	9,935	68	117	811	1,245	7,010	10,746	1,313	19,069	(2,072)	10/8/2010	1999	39
San Diego — Mission Valley — Stadium	San Diego, CA	(4)	6,978	1,797	85	33	479	654	7,011	2,276	739	10,026	(827)	10/8/2010	2002	42
San Diego — Mission Valley	San Diego, CA	(4)	5,371	5,639	49	103	707	1,127	5,474	6,346	1,176	12,996	(1,684)	10/8/2010	1997	32
Los Angeles — San Dimas	San Dimas, CA	(4)	4,736	991	42	47	512	626	4,783	1,503	668	6,954	(750)	10/8/2010	1999	39
San Jose — Airport	San Jose, CA	(4)	8,118	5,912	75	97	778	1,061	8,215	6,690	1,136	16,041	(1,625)	10/8/2010	2000	40
San Jose — Downtown	San Jose, CA	(4)	6,480	6,070	53	82	762	1,042	6,562	6,832	1,095	14,489	(1,632)	10/8/2010	1998	38
San Jose Edenvale— North	San Jose, CA	(4)	5,087	3,649	56	26	471	674	5,113	4,120	730	9,963	(1,050)	10/8/2010	2000	40
San Jose Edenvale— South	San Jose, CA	(4)	5,359	3,832	83	69	476	832	5,428	4,308	915	10,651	(962)	10/8/2010	2000	41
San Francisco — San Mateo — SFO	San Mateo, CA	(4)	7,369	6,704	50	54	538	893	7,423	7,242	943	15,608	(1,660)	10/8/2010	1997	32
San Rafael — Francisco Blvd. East	San Rafael, CA	(4)	3,129	13,822	378	68	470	665	3,197	14,292	1,043	18,532	(1,841)	10/8/2010	2007	47
San Ramon — Bishop Ranch — East	San Ramon, CA	(4)	3,721	5,226	59	59	405	683	3,780	5,631	742	10,153	(1,218)	10/8/2010	2000	40
San Ramon — Bishop Ranch – West	San Ramon, CA	(4)	3,098	2,886	55	69	558	1,041	3,167	3,444	1,096	7,707	(1,212)	10/8/2010	1998	33
Santa Barbara — Calle Real	Santa Barbara, CA	(4)	3,301	8,709	41	92	534	552	3,393	9,243	593	13,229	(1,569)	10/8/2010	1998	38
Santa Rosa — North	Santa Rosa, CA	(4)	3,053	6,086	46	60	270	501	3,113	6,356	547	10,016	(1,075)	10/8/2010	2000	40
Santa Rosa — South	Santa Rosa, CA	(4)	1,592	4,998	41	43	365	729	1,635	5,363	770	7,768	(1,170)	10/8/2010	1997	32
Los Angeles — Simi Valley	Simi Valley, CA	(4)	3,088	7,175	113	69	481	635	3,157	7,656	748	11,561	(1,394)	10/8/2010	2004	44
San Diego — Sorrento Mesa	Sorrento Mesa, CA	(4)	6,441	6,020	49	169	472	884	6,610	6,492	933	14,035	(1,589)	10/8/2010	1998	33
Los Angeles — Valencia	Stevenson Ranch, CA	(4)	9,414	—	20	59	519	637	9,473	519	657	10,649	(522)	10/8/2010	2000	(6)
Stockton — March Lane	Stockton, CA	(4)	2,299	3,558	55	106	316	561	2,405	3,874	616	6,895	(871)	10/8/2010	2001	41
San Jose — Sunnyvale	Sunnyvale, CA	(4)	6,051	5,019	50	36	591	947	6,087	5,610	997	12,694	(1,472)	10/8/2010	1997	32
Temecula — Wine Country	Temecula, CA	(4)	1,489	8,153	79	67	478	758	1,556	8,631	837	11,024	(1,537)	10/8/2010	2002	42
Los Angeles — Torrance — Del Amo Circle	Torrance , CA	(4)	5,953	4,361	78	73	572	1,005	6,026	4,933	1,083	12,042	(1,183)	10/8/2010	1999	39
Los Angeles — Torrance	Torrance, CA	(4)	3,761	6,296	43	53	683	699	3,814	6,979	742	11,535	(1,378)	10/8/2010	1997	37
Los Angeles — Torrance Harbor Gateway	Torrance, CA	(4)	4,625	4,747	49	125	526	636	4,750	5,273	685	10,708	(1,158)	10/8/2010	1999	39
Stockton — Tracy	Tracy, CA	(4)	2,344	3,434	96	70	294	578	2,414	3,728	674	6,816	(870)	10/8/2010	2003	43
Union City — Dyer St.	Union City, CA	(4)	2,907	6,359	51	155	581	802	3,062	6,940	853	10,855	(1,323)	10/8/2010	1999	39
Sacramento — Vacaville	Vacaville, CA	(4)	809	3,179	76	64	423	617	873	3,602	693	5,168	(695)	10/8/2010	2002	42
Sacramento — West Sacramento	West Sacramento, CA	(4)	1,292	3,395	134	58	337	614	1,350	3,732	748	5,830	(747)	10/8/2010	2004	44
Los Angeles — Woodland Hills	Woodland Hills , CA	(4)	5,452	7,561	69	53	581	923	5,505	8,142	992	14,639	(1,458)	10/8/2010	2000	40

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2014 (continued)

(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount Carried at December 31, 2014
Description	Location	Encumbrances	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (3)
Orange County — Yorba Linda	Yorba Linda, CA	(4)	3,443	42,020	106	51	461	628	3,494	2,481	734	6,709	(828)	10/8/2010	2003	43
Denver — Airport — Aurora	Aurora, CO	(4)	1,645	917	43	12	85	174	1,657	1,002	217	2,876	(318)	10/8/2010	1998	23
Denver — Aurora	Aurora, CO	(4)	2,415	2,958	48	60	336	460	2,475	3,294	508	6,277	(664)	10/8/2010	1996	31
Denver — Aurora	Aurora, CO	(4)	2,706	6,047	65	95	856	847	2,801	6,903	912	10,616	(1,033)	10/8/2010	1997	39
Colorado Springs — Airport	Colorado Springs, CO	(4)	2,134	1,870	43	67	108	322	2,201	1,978	365	4,544	(618)	10/8/2010	1998	23
Colorado Springs — West	Colorado Springs, CO	(4)	3,338	1,325	41	91	112	248	3,429	1,437	289	5,155	(391)	10/8/2010	1998	39
Denver — Tech Center — North	Denver, CO	(4)	2,365	649	49	93	860	1,169	2,458	1,509	1,218	5,185	(627)	10/8/2010	1996	31
Denver — Tech Center South	Englewood, CO	(4)	1,714	978	46	90	(47)	238	1,804	931	284	3,019	(339)	10/8/2010	1998	40
Denver — Tech Center South — Inverness	Englewood, CO	(4)	2,941	1,340	46	140	(116)	349	3,081	1,224	395	4,700	(466)	10/8/2010	1997	32
Denver — Cherry Creek	Glendale, CO	(4)	1,619	2,410	42	15	102	233	1,634	2,512	275	4,421	(661)	10/8/2010	1998	23
Denver — Cherry Creek	Glendale, CO	(4)	1,856	2,713	40	119	670	799	1,975	3,383	839	6,197	(749)	10/8/2010	1997	32
Denver — Tech Center — Central	Greenwood Village, CO	(4)	2,392	1,286	51	90	981	1,169	2,482	2,267	1,220	5,969	(757)	10/8/2010	1997	34
Denver — Tech Center South — Greenwood Village	Greenwood Village, CO	(4)	1,767	2,278	110	116	(34)	317	1,883	2,244	427	4,554	(561)	10/8/2010	2003	44
Denver — Lakewood South	Lakewood, CO	(4)	2,338	3,348	43	60	540	781	2,398	3,888	824	7,110	(856)	10/8/2010	1996	31
Denver — Lakewood West	Lakewood, CO	(4)	1,939	1,031	46	79	409	420	2,018	1,440	466	3,924	(439)	10/8/2010	1997	32
Denver — Park Meadows	Lone Tree, CO	(4)	1,578	3,467	78	99	454	709	1,677	3,921	787	6,385	(777)	10/8/2010	2002	42
Denver — Thornton	Thornton, CO	(4)	1,874	1,238	46	20	124	413	1,894	1,362	459	3,715	(530)	10/8/2010	1999	24
Denver — Westminster	Westminster, CO	(4)	2,779	4,683	49	127	459	667	2,906	5,142	716	8,764	(905)	10/8/2010	2000	40
Hartford — Farmington	Farmington, CT	(4)	1,080	6,003	65	70	151	342	1,150	6,154	407	7,711	(938)	10/8/2010	1998	39
Hartford — Manchester	Manchester, CT	(4)	1,002	6,723	67	58	527	692	1,060	7,250	759	9,069	(1,291)	10/8/2010	2001	41
Hartford — Meriden	Meriden, CT	(4)	687	6,207	81	67	414	710	754	6,621	791	8,166	(1,244)	10/8/2010	2002	42
Norwalk — Stamford	Norwalk, CT	(4)	2,866	12,533	64	74	758	1,011	2,940	13,291	1,075	17,306	(2,311)	10/8/2010	1999	39
Shelton — Fairfield County	Shelton, CT	(4)	2,001	11,314	60	64	850	1,049	2,065	12,164	1,109	15,338	(2,193)	10/8/2010	1998	38
Ottawa	Ottawa, ON, Canada	(4)	993	34,014	—	47	(4,799)	—	1,040	29,215	—	30,255	(3,105)	10/8/2010	1959	49
St. John’s — Downtown	St. John’s, Newfoundland, Canada	(4)	672	9,636	—	7	(796)	—	679	8,840	—	9,519	(1,216)	10/8/2010	1966	44
Toronto — Vaughan	Vaughan Ontario, Canada	(4)	11,047	16,011	—	142	(1,298)	—	11,189	14,713	—	25,902	(2,903)	10/8/2010	1990	30
Newark — Christiana — Wilmington	Newark, DE	(4)	1,473	7,617	61	108	717	918	1,581	8,334	979	10,894	(1,417)	10/8/2010	1998	38
Orlando — Altamonte Springs	Altamonte Springs, FL	(4)	5,421	—	25	79	191	319	5,500	191	344	6,035	(251)	10/8/2010	1998	(6)
Boca Raton — Commerce	Boca Raton, FL	(4)	5,920	3,219	56	67	926	901	5,987	4,145	957	11,089	(936)	10/8/2010	1998	33
Tampa — Brandon	Brandon, FL	(4)	3,709	3,540	696	186	657	517	3,895	4,197	1,213	9,305	(852)	12/13/2012	1997	26
St. Petersburg — Clearwater — Airport	Clearwater , FL	(4)	1,951	3,062	39	66	526	609	2,017	3,588	648	6,253	(917)	10/8/2010	1998	38
St. Petersburg — Clearwater	Clearwater, FL	(4)	1,679	2,926	489	116	592	409	1,795	3,518	898	6,211	(713)	12/13/2012	1997	22
Fort Lauderdale — Plantation	Davie, FL	(4)	5,014	3,117	492	113	121	254	5,127	3,238	746	9,111	(634)	12/13/2012	1997	23
Daytona Beach — International Speedway	Daytona Beach, FL	(4)	987	3,972	45	70	73	227	1,057	4,045	272	5,374	(646)	10/8/2010	1998	41
Fort Lauderdale — Deerfield Beach	Deerfield Beach, FL	(4)	2,885	3,421	38	78	476	593	2,963	3,897	631	7,491	(903)	10/8/2010	1997	37
Destin — US 98 — Emerald Coast Pkwy.	Destin, FL	(4)	1,149	2,528	96	87	1,237	530	1,236	3,765	626	5,627	(794)	10/8/2010	2001	48
Fort Lauderdale — Commercial Blvd.	Fort Lauderdale, FL	(4)	2,465	997	54	25	129	367	2,490	1,126	421	4,037	(486)	10/8/2010	1999	24
Fort Lauderdale — Cruiseport — Airport	Fort Lauderdale, FL	(4)	3,441	7,008	71	70	631	790	3,511	7,639	861	12,011	(1,400)	10/8/2010	1999	39
Fort Lauderdale — Cypress Creek — Andrews Ave.	Fort Lauderdale, FL	(4)	2,761	2,685	41	88	177	392	2,849	2,862	433	6,144	(685)	10/8/2010	1998	33
Fort Lauderdale — Cypress Creek — NW 6th Way	Fort Lauderdale, FL	(4)	2,480	751	62	61	91	395	2,541	842	457	3,840	(402)	10/8/2010	1999	42
Fort Lauderdale — Plantation	Fort Lauderdale, FL	(4)	6,352	2,252	61	45	424	585	6,397	2,676	646	9,719	(765)	10/8/2010	2000	40
Gainesville — I—75	Gainesville, FL	(4)	846	6,416	44	45	93	277	891	6,509	321	7,721	(1,109)	10/8/2010	1997	32
Jacksonville — Baymeadows	Jacksonville, FL	(4)	1,163	2,662	48	88	139	426	1,251	2,801	474	4,526	(664)	10/8/2010	1998	38
Jacksonville — Butler Blvd.	Jacksonville, FL	(4)	969	1,057	63	58	80	389	1,027	1,137	452	2,616	(438)	10/8/2010	1997	37
Jacksonville — Deerwood Park	Jacksonville, FL	(4)	943	3,910	66	79	187	396	1,022	4,097	462	5,581	(746)	10/8/2010	1999	40
Jacksonville — Lenoir Avenue South	Jacksonville, FL	(4)	842	1,862	47	52	54	228	894	1,916	275	3,085	(444)	10/8/2010	1998	44
Jacksonville — Riverwalk	Jacksonville, FL	(4)	593	3,693	52	85	479	734	678	4,172	786	5,636	(981)	10/8/2010	2000	40
Jacksonville — Salisbury Rd. — Southpoint	Jacksonville, FL	(4)	727	720	52	104	1,524	476	831	2,244	528	3,603	(651)	10/8/2010	1999	39
Jacksonville — Southside — St. Johns Towne Center	Jacksonville, FL	(4)	925	2,679	47	72	271	532	997	2,950	579	4,526	(736)	10/8/2010	1997	32
Orlando — Lake Mary — 1036 Greenwood Blvd	Lake Mary, FL	(4)	2,229	—	19	41	314	546	2,270	314	565	3,149	(471)	10/8/2010	2000	(6)
Orlando — Lake Mary — 1040 Greenwood Blvd	Lake Mary, FL	(4)	2,685	—	25	49	261	355	2,734	261	380	3,375	(224)	10/8/2010	1998	(6)

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2014 (continued)

(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount Carried December 31, 2014
Description	Location	Encumbrances	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (3)
Melbourne — Airport	Melbourne, FL	(4)	1,423	4,160	53	50	49	306	1,473	4,209	359	6,041	(746)	10/8/2010	1998	39
Miami — Airport — Blue Lagoon	Miami, FL	(4)	9,702	4,910	70	68	843	1,132	9,770	5,753	1,202	16,725	(1,427)	10/8/2010	1998	33
Miami — Airport — Doral	Miami, FL	(4)	10,164	4,188	1,131	240	1,185	403	10,404	5,373	1,534	17,311	(1,137)	12/13/2012	1997	26
Miami — Airport — Doral — 87th Avenue South	Miami, FL	(4)	4,451	7,542	92	53	622	738	4,504	8,164	830	13,498	(1,426)	10/8/2010	2001	41
Miami — Airport — Doral —25th Street	Miami, FL	(4)	4,135	5,307	125	48	569	922	4,183	5,876	1,047	11,106	(1,203)	10/8/2010	2002	42
Miami — Airport — Miami Springs	Miami, FL	(4)	8,014	3,657	71	82	1,976	770	8,096	5,633	841	14,570	(1,242)	10/8/2010	1998	40
Miami — Brickell — Port of Miami	Miami, FL	(4)	3,323	7,312	85	78	675	738	3,401	7,987	823	12,211	(1,382)	10/8/2010	2001	41
Miami — Coral Gables	Miami, FL	(4)	2,866	7,211	76	69	583	711	2,935	7,794	787	11,516	(1,380)	10/8/2010	2001	41
Orlando — Convention Center — 6443 Westwood	Orlando, FL	(4)	2,472	2,071	68	108	575	934	2,580	2,646	1,002	6,228	(729)	10/8/2010	1999	43
Orlando — Convention Center — Pointe Orlando	Orlando, FL	(4)	3,326	3,097	58	131	799	1,427	3,457	3,896	1,485	8,838	(1,072)	10/8/2010	1998	38
Orlando — Convention Center — Westwood Blvd.	Orlando, FL	(4)	2,767	1,466	43	89	654	816	2,856	2,120	859	5,835	(677)	10/8/2010	1997	37
Orlando — Lake Buena Vista	Orlando, FL	(4)	4,137	—	30	128	831	1,419	4,265	831	1,449	6,545	(671)	10/8/2010	1998	(6)
Orlando — Maitland — 1776 Pembrook Dr.	Orlando, FL	(4)	2,103	807	74	55	109	247	2,158	916	321	3,395	(369)	10/8/2010	2000	45
Orlando — Maitland — Summit Tower Blvd	Orlando, FL	(4)	3,577	—	65	59	187	459	3,636	187	524	4,347	(373)	10/8/2010	1998	(6)
Orlando — Maitland —1760 Pembrook Dr.	Orlando, FL	(4)	2,133	1,347	41	38	288	611	2,171	1,635	652	4,458	(715)	10/8/2010	1999	39
Orlando — Southpark — Commodity Circle	Orlando, FL	(4)	3,483	2,051	64	78	207	477	3,561	2,258	541	6,360	(652)	10/8/2010	1999	40
Orlando — Southpark — Equity Row	Orlando, FL	(4)	2,854	432	49	58	173	344	2,912	605	393	3,910	(406)	10/8/2010	1998	38
Orlando — UCF Area	Orlando, FL	(4)	2,677	—	23	40	297	224	2,717	297	247	3,261	(165)	10/8/2010	1999	20
Orlando — Universal Studios	Orlando, FL	(4)	2,813	2,874	66	118	454	905	2,931	3,328	971	7,230	(829)	10/8/2010	1998	42
Orlando — Universal Studios	Orlando, FL	(4)	3,349	3,190	52	104	644	777	3,453	3,834	829	8,116	(909)	10/8/2010	1999	39
Pensacola — University Mall	Pensacola, FL	(4)	934	4,059	38	56	204	242	990	4,263	280	5,533	(752)	10/8/2010	1997	37
Fort Lauderdale — Cypress Creek — Park North	Pompano Beach, FL	(4)	3,567	2,828	65	81	1,525	1,237	3,648	4,353	1,302	9,303	(1,127)	10/8/2010	1998	38
Tallahassee — Killearn	Tallahassee, FL	(4)	356	1,769	29	77	73	254	433	1,842	283	2,558	(468)	10/8/2010	1998	28
Fort Lauderdale — Tamarac	Tamarac, FL	(4)	3,709	3,054	712	147	579	238	3,856	3,633	950	8,439	(832)	12/13/2012	1997	21
Tampa — Airport — Memorial Hwy.	Tampa, FL	(4)	2,513	1,342	69	115	480	815	2,628	1,822	884	5,334	(652)	10/8/2010	1999	42
Tampa — Airport — N. Westshore Blvd.	Tampa, FL	(4)	2,564	3,918	64	50	803	1,043	2,614	4,721	1,107	8,442	(1,056)	10/8/2010	1998	38
Tampa — Airport — Spruce Street	Tampa, FL	(4)	2,437	3,066	102	67	366	552	2,504	3,432	654	6,590	(847)	10/8/2010	2003	43
Tampa — North — USF/Attractions	Tampa, FL	(4)	2,028	845	37	58	445	578	2,086	1,290	615	3,991	(592)	10/8/2010	1997	37
Tampa — North Airport	Tampa, FL	(4)	1,294	2,236	490	122	101	200	1,416	2,337	690	4,443	(568)	12/13/2012	1997	20
West Palm Beach — Northpoint Corporate Park	West Palm Beach, FL	(4)	2,723	3,326	49	72	83	289	2,795	3,409	338	6,542	(635)	10/8/2010	1998	38
Atlanta — Alpharetta — Northpoint – East	Alpharetta, GA	(4)	717	591	42	50	97	273	767	688	315	1,770	(304)	10/8/2010	1997	27
Atlanta — Alpharetta — Northpoint — West	Alpharetta, GA	(4)	1,218	1,673	58	63	152	661	1,281	1,825	719	3,825	(470)	10/8/2010	1999	42
Atlanta — Alpharetta — Rock Mill Rd.	Alpharetta, GA	(4)	1,391	1,101	40	47	347	568	1,438	1,448	608	3,494	(719)	10/8/2010	1999	39
Atlanta — Clairmont	Atlanta, GA	(4)	1,142	3,284	40	57	465	676	1,199	3,749	716	5,664	(685)	10/8/2010	1998	38
Atlanta — Lenox	Atlanta, GA	(4)	1,183	4,086	42	59	370	705	1,242	4,456	747	6,445	(730)	10/8/2010	1997	37
Atlanta — Marietta — Interstate N. Pkwy	Atlanta, GA	(4)	1,766	3,023	72	45	136	302	1,811	3,159	374	5,344	(629)	10/8/2010	1999	41
Atlanta — Marietta — Wildwood	Atlanta, GA	(4)	852	2,881	40	62	357	680	914	3,238	720	4,872	(605)	10/8/2010	1996	36
Atlanta — Perimeter	Atlanta, GA	(4)	1,921	3,398	45	182	134	480	2,103	3,532	525	6,160	(775)	10/8/2010	1997	32
Atlanta — Perimeter — Crestline	Atlanta, GA	(4)	1,562	1,581	46	68	165	527	1,630	1,746	573	3,949	(465)	10/8/2010	2000	40
Atlanta — Perimeter — Peachtree Dunwoody	Atlanta, GA	(4)	1,203	2,928	44	96	166	539	1,299	3,094	583	4,976	(601)	10/8/2010	1997	37
Atlanta — Vinings	Atlanta, GA	(4)	1,924	5,785	57	59	138	294	1,983	5,923	351	8,257	(866)	10/8/2010	1997	40
Columbus — Airport	Columbus, GA	(4)	967	4,566	40	61	141	289	1,028	4,707	329	6,064	(872)	10/8/2010	1997	32
Columbus — Bradley Park	Columbus, GA	(4)	763	5,083	45	51	57	271	814	5,140	316	6,270	(839)	10/8/2010	2000	40
Atlanta — Duluth	Duluth, GA	(4)	1,177	1,252	61	43	114	132	1,220	1,366	193	2,779	(324)	10/8/2010	1997	49
Atlanta — Gwinnett Place	Duluth, GA	(4)	1,269	3,234	48	80	195	285	1,349	3,429	333	5,111	(706)	10/8/2010	1990	30
Atlanta — Kennesaw Chastain Rd	Kennesaw, GA	(4)	1,092	1,560	38	83	141	346	1,175	1,701	384	3,260	(528)	10/8/2010	1997	27
Atlanta — Kennesaw Town Center	Kennesaw, GA	(4)	1,122	2,213	38	67	295	278	1,189	2,508	316	4,013	(540)	10/8/2010	1998	38
Atlanta — Lawrenceville	Lawrenceville, GA	(4)	1,253	1,871	43	41	105	343	1,294	1,976	386	3,656	(598)	10/8/2010	1996	22
Macon — North	Macon, GA	(4)	537	4,151	46	81	46	192	618	4,197	238	5,053	(651)	10/8/2010	1998	42
Atlanta — Marietta — Powers Ferry Rd.	Marietta, GA	(4)	2,718	1,891	58	62	360	401	2,780	2,251	459	5,490	(613)	10/8/2010	1998	38
Atlanta — Marietta — Windy Hill	Marietta, GA	(4)	1,645	2,192	41	70	265	373	1,715	2,457	414	4,586	(571)	10/8/2010	1998	39
Atlanta — Morrow	Morrow, GA	(4)	1,713	2,276	41	68	317	286	1,781	2,593	327	4,701	(524)	10/8/2010	1998	39

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2014 (continued)

(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount Carried at December 31, 2014
Description	Location	Encumbrances	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (3)
Atlanta — Jimmy Carter Blvd.	Norcross, GA	(4)	1,974	890	61	50	288	388	2,024	1,178	449	3,651	(526)	10/8/2010	1996	22
Atlanta — Norcross	Norcross, GA	(4)	1,937	—	44	55	160	203	1,992	160	247	2,399	(210)	10/8/2010	1996	(6)
Atlanta — Peachtree Corners	Norcross, GA	(4)	1,256	—	19	72	193	274	1,328	193	293	1,814	(148)	10/8/2010	1997	(6)
Atlanta — Peachtree Corners	Norcross, GA	(4)	1,219	2,509	291	88	129	157	1,307	2,638	448	4,393	(577)	12/13/2012	1996	20
Savannah — Midtown	Savannah, GA	(4)	564	5,079	66	63	388	677	627	5,467	743	6,837	(952)	10/8/2010	2001	41
Atlanta — Cumberland Mall	Smyrna, GA	(4)	1,631	2,038	45	49	172	315	1,680	2,210	360	4,250	(545)	10/8/2010	1997	32
Des Moines — Urbandale	Urbandale, IA	(4)	1,119	2,684	41	60	62	270	1,179	2,746	311	4,236	(537)	10/8/2010	1999	39
Des Moines — West Des Moines	West Des Moines, IA	(4)	1,089	2,742	39	105	244	583	1,194	2,986	622	4,802	(696)	10/8/2010	1997	27
Boise — Airport	Boise, ID	(4)	862	1,647	39	40	116	300	902	1,763	339	3,004	(411)	10/8/2010	1997	37
Chicago — Midway	Bedford Park, IL	(4)	2,028	2,261	130	78	520	755	2,106	2,781	885	5,772	(888)	10/8/2010	2003	43
Bloomington — Normal	Bloomington, IL	(4)	941	3,404	61	65	144	335	1,006	3,548	396	4,950	(629)	10/8/2010	2001	41
Chicago — Buffalo Grove — Deerfield	Buffalo Grove, IL	(4)	2,264	4,986	44	70	566	780	2,334	5,552	824	8,710	(1,000)	10/8/2010	1998	38
Chicago — Burr Ridge	Burr Ridge , IL	(4)	2,033	4,406	43	74	669	778	2,107	5,075	821	8,003	(1,078)	10/8/2010	1996	36
Champaign — Urbana	Champaign, IL	(4)	1,221	4,043	35	97	146	231	1,318	4,189	266	5,773	(688)	10/8/2010	1998	38
Chicago — Darien	Darien, IL	(4)	1,754	4,286	42	92	438	616	1,846	4,724	658	7,228	(970)	10/8/2010	1999	39
Chicago — O’Hare — North	Des Plaines, IL	(4)	1,946	3,737	44	104	581	785	2,050	4,318	829	7,197	(910)	10/8/2010	1998	38
Chicago — O’Hare – South	Des Plaines, IL	(4)	2,122	1,434	71	85	202	432	2,207	1,636	503	4,346	(545)	10/8/2010	1999	40
Chicago — Downers Grove	Downers Grove, IL	(4)	2,592	3,321	53	115	945	1,160	2,707	4,266	1,213	8,186	(1,189)	10/8/2010	1996	36
Chicago — Elmhurst — O’Hare	Elmhurst, IL	(4)	1,728	2,769	42	112	389	695	1,840	3,158	737	5,735	(803)	10/8/2010	1997	37
Chicago — Gurnee	Gurnee, IL	(4)	1,557	2,759	37	129	192	251	1,686	2,951	288	4,925	(568)	10/8/2010	1997	37
Chicago — Hanover Park	Hanover Park, IL	(4)	4,217	1,081	38	41	431	585	4,258	1,512	623	6,393	(573)	10/8/2010	1999	39
Chicago — Hillside	Hillside, IL	(4)	1,661	1,134	49	67	595	846	1,728	1,729	895	4,352	(598)	10/8/2010	1999	39
Chicago — Itasca	Itasca, IL	(4)	1,419	2,764	46	89	131	355	1,508	2,895	401	4,804	(580)	10/8/2010	1996	36
Chicago — Lansing	Lansing, IL	(4)	1,778	2,399	44	96	546	794	1,874	2,945	838	5,657	(745)	10/8/2010	1998	38
Chicago — Lisle	Lisle, IL	(4)	1,908	2,176	42	76	407	549	1,984	2,583	591	5,158	(693)	10/8/2010	2000	40
Chicago — Lombard — Oak Brook	Lombard, IL	(4)	3,692	1,060	59	88	627	1,037	3,780	1,687	1,096	6,563	(834)	10/8/2010	1999	39
Chicago — Lombard — Yorktown Center	Lombard, IL	(4)	2,029	3,367	58	118	95	381	2,147	3,462	439	6,048	(704)	10/8/2010	1998	40
Chicago — Naperville — East	Naperville, IL	(4)	1,686	4,231	48	156	726	939	1,842	4,957	987	7,786	(1,166)	10/8/2010	1997	37
Chicago — Naperville — West	Naperville, IL	(4)	3,084	2,386	44	126	587	725	3,210	2,973	769	6,952	(839)	10/8/2010	1996	36
St. Louis — O’ Fallon, IL	O’Fallon, IL	(4)	1,099	2,897	34	55	212	288	1,154	3,109	322	4,585	(580)	10/8/2010	1998	38
Peoria — North	Peoria, IL	(4)	1,063	3,528	63	69	247	594	1,132	3,775	657	5,564	(767)	10/8/2010	2001	41
Rockford — I—90	Rockford, IL	(4)	1,046	1,989	38	58	98	300	1,104	2,087	338	3,529	(414)	10/8/2010	1997	47
Rockford — State Street	Rockford, IL	(4)	971	293	34	102	420	751	1,073	713	785	2,571	(570)	10/8/2010	1997	(6)
Chicago — Rolling Meadows	Rolling Meadows, IL	(4)	1,643	640	44	58	171	364	1,701	811	408	2,920	(339)	10/8/2010	1996	36
Chicago — Romeoville — Bollingbrook	Romeoville, IL	(4)	1,741	3,612	38	110	474	620	1,851	4,086	658	6,595	(892)	10/8/2010	1998	38
Chicago — Schaumburg	Schaumburg, IL	(4)	3,507	703	98	55	406	652	3,562	1,109	750	5,421	(587)	10/8/2010	2002	42
Chicago — Schaumburg — Convention Center	Schaumburg, IL	(4)	2,016	1,190	49	91	224	430	2,107	1,414	479	4,000	(492)	10/8/2010	1997	37
Chicago — Woodfield Mall	Schaumburg, IL	(4)	1,649	2,501	43	115	438	592	1,764	2,939	635	5,338	(758)	10/8/2010	1999	39
Chicago — Skokie	Skokie, IL	(4)	2,305	8,355	65	67	500	943	2,372	8,855	1,008	12,235	(1,545)	10/8/2010	2000	40
Chicago — Vernon Hills — Lake Forest	Vernon Hills, IL	(4)	2,471	4,030	60	38	310	682	2,509	4,340	742	7,591	(906)	10/8/2010	2000	40
Chicago — Vernon Hills — Lincolnshire	Vernon Hills, IL	(4)	2,467	1,053	66	78	575	943	2,545	1,628	1,009	5,182	(779)	10/8/2010	1999	39
Chicago — Waukegan	Waukegan, IL	(4)	1,230	680	41	42	142	290	1,272	822	331	2,425	(409)	10/8/2010	1997	22
Chicago — Westmont — Oak Brook	Westmont, IL	(4)	3,510	587	52	96	753	1,060	3,606	1,340	1,112	6,058	(755)	10/8/2010	1998	38
Evansville — East	Evansville, IN	(4)	387	2,295	34	81	122	297	468	2,417	331	3,216	(611)	10/8/2010	1997	27
Fort Wayne — North	Ft. Wayne, IN	(4)	402	1,755	34	71	81	309	473	1,836	343	2,652	(479)	10/8/2010	1996	26
Fort Wayne — South	Ft. Wayne, IN	(4)	937	3,992	37	83	291	306	1,020	4,283	343	5,646	(745)	10/8/2010	1997	37
Indianapolis — Airport	Indianapolis, IN	(4)	1,566	—	39	(5)	447	446	1,561	447	485	2,493	(346)	10/8/2010	1998	(6)
Indianapolis — Airport — W. Southern Ave.	Indianapolis, IN	(4)	1,505	1,103	77	136	186	606	1,641	1,289	683	3,613	(547)	10/8/2010	1998	40
Indianapolis — Castleton	Indianapolis, IN	(4)	558	2,108	40	61	239	385	619	2,347	425	3,391	(558)	10/8/2010	1999	39
Indianapolis — North — Carmel	Indianapolis, IN	(4)	812	851	29	41	66	278	853	917	307	2,077	(298)	10/8/2010	1990	30
Indianapolis — Northwest — College Park	Indianapolis, IN	(4)	363	945	28	38	129	369	401	1,074	397	1,872	(350)	10/8/2010	1991	32
Indianapolis — Northwest — I—465	Indianapolis, IN	(4)	1,385	4,782	66	101	327	709	1,486	5,109	775	7,370	(971)	10/8/2010	1998	41
Indianapolis — West 86th St.	Indianapolis, IN	(4)	581	2,330	40	159	249	398	740	2,579	438	3,757	(578)	10/8/2010	1998	39
Merrillville — US Rte. 30	Merrillville, IN	(4)	693	3,923	39	110	483	712	803	4,406	751	5,960	(834)	10/8/2010	1996	36
South Bend – Mishawaka – North	Mishawaka, IN	(4)	497	1,929	62	67	77	378	564	2,006	440	3,010	(528)	10/8/2010	2001	41
South Bend — Mishawaka — South	Mishawaka, IN	(4)	457	1,146	34	92	57	309	549	1,203	343	2,095	(389)	10/8/2010	1997	27
Kansas City — Lenexa — 87th St.	Lenexa, KS	(4)	1,413	1,161	47	277	540	349	1,690	1,701	396	3,787	(622)	10/8/2010	1997	35

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2014 (continued)

(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)				Gross Amount Carried at December 31, 2014
Description	Location	Encumbrances	Land and Improvements	Building and Improvements	FF&E	Land and Improvements		Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (3)
Kansas City — Lenexa — 95th St.	Lenexa, KS	(4)	2,489	—	12	(1,290	) (5)	147	177	1,199	147	189	1,535	(127)	10/8/2010	1996	(6)
Kansas City — Shawnee Mission	Merriam, KS	(4)	1,255	2,489	49	67		253	402	1,322	2,742	451	4,515	(668)	10/8/2010	1997	32
Kansas City – Overland Park – Metcalf Ave	Overland Park, KS	(4)	1,103	4,652	61	86		567	293	1,189	5,219	354	6,762	(853)	10/8/2010	1997	41
Kansas City — Overland Park — Nall Ave.	Overland Park, KS	(4)	603	2,291	45	24		91	421	627	2,382	466	3,475	(574)	10/8/2010	1998	38
Kansas City — Overland Park — Quivira Rd.	Overland Park, KS	(4)	1,120	959	43	99		380	637	1,219	1,339	680	3,238	(724)	10/8/2010	1997	37
Wichita — East	Wichita, KS	(4)	809	1,375	35	45		61	246	854	1,436	281	2,571	(415)	10/8/2010	1997	27
Cincinnati — Covington	Covington, KY	(4)	880	5,352	38	43		162	512	923	5,514	550	6,987	(839)	10/8/2010	1997	37
Cincinnati — Florence	Florence, KY	(4)	549	1,850	33	102		70	297	651	1,920	330	2,901	(481)	10/8/2010	1996	26
Cincinnati — Florence	Florence, KY	(4)	827	2,575	37	92		102	293	919	2,677	330	3,926	(557)	10/8/2010	1997	37
Lexington — Nicholasville Road	Lexington, KY	(4)	1,415	4,119	45	98		205	361	1,513	4,324	406	6,243	(816)	10/8/2010	1996	31
Lexington — Patchen Village	Lexington, KY	(4)	860	—	25	135		150	235	995	150	260	1,405	(178)	10/8/2010	1986	(6)
Lexington — Tates Creek	Lexington, KY	(4)	910	1,692	29	204		271	289	1,114	1,963	318	3,395	(505)	10/8/2010	1987	27
Louisville — Alliant Avenue	Louisville, KY	(4)	812	2,628	48	88		127	311	900	2,755	359	4,014	(538)	10/8/2010	1998	39
Louisville — Dutchman	Louisville, KY	(4)	662	2,540	45	43		267	377	705	2,807	422	3,934	(646)	10/8/2010	1996	31
Louisville — Hurstbourne	Louisville, KY	(4)	656	439	30	186		142	234	842	581	264	1,687	(271)	10/8/2010	1988	28
Louisville — St. Matthews	Louisville, KY	(4)	949	—	26	(558	) (5)	323	299	391	323	325	1,039	(232)	10/8/2010	1989	(6)
Baton Rouge — Citiplace	Baton Rouge, LA	(4)	1,029	5,875	66	76		414	666	1,105	6,289	732	8,126	(1,344)	10/8/2010	2001	41
Baton Rouge — Sherwood Forest	Baton Rouge, LA	(4)	531	2,802	43	32		174	317	563	2,976	360	3,899	(768)	10/8/2010	1998	23
Shreveport — Bossier City	Bossier City, LA	(4)	1,130	4,480	41	47		124	240	1,177	4,604	281	6,062	(1,084)	10/8/2010	1997	22
New Orleans — Kenner	Kenner, LA	(4)	1,028	6,843	79	66		422	582	1,094	7,265	661	9,020	(1,388)	10/8/2010	2001	41
Lafayette — Airport	Lafayette, LA	(4)	436	2,212	38	66		107	373	502	2,319	411	3,232	(535)	10/8/2010	1998	38
New Orleans — Metairie	Metairie, LA	(4)	559	5,559	41	51		395	756	610	5,954	797	7,361	(1,045)	10/8/2010	1998	38
Lake Charles — Sulphur	Sulphur, LA	(4)	310	1,784	39	14		276	238	324	2,060	277	2,661	(543)	10/8/2010	1997	22
Boston — Braintree	Braintree, MA	(4)	2,599	9,110	90	57		417	637	2,656	9,527	727	12,910	(1,453)	10/8/2010	2002	42
Boston — Burlington	Burlington, MA	(4)	2,533	6,944	58	61		762	1,078	2,594	7,706	1,136	11,436	(1,558)	10/8/2010	1998	38
Boston — Danvers	Danvers, MA	(4)	1,334	5,659	38	61		155	387	1,395	5,814	425	7,634	(773)	10/8/2010	1998	47
Boston — Marlborough	Marlborough, MA	(4)	2,137	3,464	48	70		582	1,032	2,207	4,046	1,080	7,333	(1,042)	10/8/2010	1998	38
Foxboro — Norton	Norton, MA	(4)	2,153	4,729	98	57		398	556	2,210	5,127	654	7,991	(922)	10/8/2010	2003	43
Boston — Peabody	Peabody, MA	(4)	1,649	5,178	110	89		487	891	1,738	5,665	1,001	8,404	(1,142)	10/8/2010	1999	43
Boston — Tewksbury	Tewksbury, MA	(4)	1,547	4,378	58	58		340	588	1,605	4,718	646	6,969	(890)	10/8/2010	2001	41
Boston — Waltham	Waltham, MA	(4)	2,025	6,620	58	66		481	1,139	2,091	7,101	1,197	10,389	(1,133)	10/8/2010	1998	38
Boston — Waltham	Waltham, MA	(4)	1,851	7,411	72	93		598	1,126	1,944	8,009	1,198	11,151	(1,598)	10/8/2010	1999	39
Boston — Westborough — Computer Dr.	Westborough, MA	(4)	2,747	2,788	48	136		607	929	2,883	3,395	977	7,255	(955)	10/8/2010	1998	38
Boston — Westborough — Connector Road	Westborough, MA	(4)	3,154	1,519	57	45		352	528	3,199	1,871	585	5,655	(577)	10/8/2010	2001	41
Boston — Westborough — East Main Street	Westborough, MA	(4)	2,366	2,763	81	83		459	759	2,449	3,222	840	6,511	(620)	10/8/2010	2001	42
Boston — Woburn	Woburn, MA	(4)	1,879	4,426	48	78		462	874	1,957	4,888	922	7,767	(1,060)	10/8/2010	1998	39
Annapolis — Admiral Cochrane Drive	Annapolis, MD	(4)	2,121	5,919	52	57		457	896	2,178	6,376	948	9,502	(1,175)	10/8/2010	1999	39
Annapolis — Womack Drive	Annapolis, MD	(4)	1,376	4,684	131	52		335	537	1,428	5,019	668	7,115	(984)	10/8/2010	2004	45
Baltimore — Bel Air – Aberdeen	Bel Air, MD	(4)	1,768	5,344	110	31		9	263	1,799	5,353	373	7,525	(845)	10/8/2010	2004	44
Columbia — Columbia 100 Parkway	Columbia, MD	(4)	1,785	6,287	38	119		437	627	1,904	6,724	665	9,293	(1,257)	10/8/2010	1997	37
Columbia — Columbia Corporate Park	Columbia, MD	(4)	3,056	10,874	81	99		831	1,077	3,155	11,705	1,158	16,018	(1,995)	10/8/2010	1998	39
Columbia — Gateway Drive	Columbia, MD	(4)	2,241	5,038	42	68		716	908	2,309	5,754	950	9,013	(1,571)	10/8/2010	1997	27
Frederick — Westview Dr.	Frederick , MD	(4)	1,891	5,522	41	44		402	550	1,935	5,924	591	8,450	(1,140)	10/8/2010	1999	39
Washington, D.C. — Gaithersburg – North	Gaithersburg, MD	(4)	2,088	3,973	42	45		359	560	2,133	4,332	602	7,067	(939)	10/8/2010	1999	39
Washington, D.C. — Gaithersburg — South	Gaithersburg, MD	(4)	2,233	4,128	59	82		213	425	2,315	4,341	484	7,140	(781)	10/8/2010	1999	40
Washington, D.C. — Germantown	Germantown, MD	(4)	1,413	4,673	44	81		332	505	1,494	5,005	549	7,048	(1,059)	10/8/2010	1999	39
Washington, D.C. — Germantown	Germantown, MD	(4)	5,541	2,269	698	152		748	497	5,693	3,017	1,195	9,905	(884)	12/13/2012	1997	19
Baltimore — Glen Burnie	Glen Burnie, MD	(4)	2,374	9,428	132	52		323	519	2,426	9,751	651	12,828	(1,515)	10/8/2010	2004	44
Columbia — Laurel — Ft. Meade	Jessup, MD	(4)	1,505	5,910	112	58		323	751	1,563	6,233	863	8,659	(1,085)	10/8/2010	2004	44
Washington, D.C. — Landover	Landover, MD	(4)	3,119	5,378	39	44		534	740	3,163	5,912	779	9,854	(1,011)	10/8/2010	1998	38
Lexington Park — Pax River	Lexington Park, MD	(4)	1,206	5,140	48	63		337	576	1,269	5,477	624	7,370	(1,087)	10/8/2010	2000	40
Baltimore — BWl Airport	Linthicum Heights, MD	(4)	3,801	5,663	1,003	228		851	639	4,029	6,514	1,642	12,185	(1,098)	12/13/2012	1997	32
Baltimore — BWI Airport	Linthicum, MD	(4)	2,316	8,515	43	110		552	670	2,426	9,067	713	12,206	(1,602)	10/8/2010	1997	37
Washington, D.C. — Rockville	Rockville, MD	(4)	5,800	9,696	64	78		562	1,069	5,878	10,258	1,133	17,269	(1,768)	10/8/2010	1999	39
Baltimore — Timonium	Timonium, MD	(4)	2,004	6,358	39	80		429	692	2,084	6,787	731	9,602	(1,216)	10/8/2010	1998	38
Portland — Scarborough	Scarborough, ME	(4)	828	4,601	52	64		167	613	892	4,768	665	6,325	(832)	10/8/2010	2001	41
Detroit — Ann Arbor — Briarwood Mall	Ann Arbor, MI	(4)	3,416	—	41	142		180	546	3,558	180	587	4,325	(291)	10/8/2010	1997	(6)
Detroit — Ann Arbor – University South	Ann Arbor, MI	(4)	955	1,139	42	113		116	504	1,068	1,255	546	2,869	(337)	10/8/2010	1997	41
Auburn Hills — University Drive	Auburn Hills, MI	(4)	1,363	588	59	94		610	1,007	1,457	1,198	1,066	3,721	(434)	10/8/2010	1999	39

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2014 (continued)

(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount Carried at December 31, 2014
Description	Location	Encumbrances	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (3)
Detroit — Auburn Hills — Featherstone Rd.	Auburn Hills, MI	(4)	1,226	3,584	75	131	507	985	1,357	4,091	1,060	6,508	(814)	10/8/2010	1999	41
Detroit — Auburn Hills — I —75	Auburn Hills, MI	(4)	1,948	—	47	138	468	785	2,086	468	832	3,386	(844)	10/8/2010	1997	(6)
Detroit — Canton	Canton, MI	(4)	1,501	—	59	109	149	462	1,610	149	521	2,280	(355)	10/8/2010	2001	(6)
Detroit — Dearborn	Dearborn, MI	(4)	1,018	2,051	77	87	180	459	1,105	2,231	536	3,872	(544)	10/8/2010	2002	42
Detroit — Farmington Hills	Farmington Hills, MI	(4)	1,084	570	41	119	51	266	1,203	621	307	2,131	(313)	10/8/2010	1997	37
Grand Rapids — Kentwood	Kentwood, MI	(4)	1,297	1,644	38	78	200	369	1,375	1,844	407	3,626	(455)	10/8/2010	1998	38
Detroit — Livonia	Livonia, MI	(4)	1,863	—	42	151	363	205	2,014	363	247	2,624	(329)	10/8/2010	1998	40
Detroit — Madison Heights	Madison Heights, MI	(4)	1,787	—	43	61	94	406	1,848	94	449	2,391	(296)	10/8/2010	1997	(6)
Detroit — Novi — Haggerty Road	Novi, MI	(4)	1,102	1,620	44	80	494	716	1,182	2,114	760	4,056	(909)	10/8/2010	1997	37
Detroit — Novi — Orchard Hill Place	Novi, MI	(4)	1,237	421	78	91	56	217	1,328	477	295	2,100	(323)	10/8/2010	2000	42
Detroit — Metropolitan Airport	Romulus, MI	(4)	1,161	2,462	83	98	69	269	1,259	2,531	352	4,142	(574)	10/8/2010	2001	41
Detroit — Roseville	Roseville, MI	(4)	1,204	2,742	71	63	197	325	1,267	2,939	396	4,602	(611)	10/8/2010	2001	41
Detroit — Southfield — I—696	Southfield, MI	(4)	1,746	—	84	77	196	386	1,823	196	470	2,489	(426)	10/8/2010	2002	(6)
Detroit — Southfield — Northwestern Hwy.	Southfield, MI	(4)	1,952	—	58	125	251	470	2,077	251	528	2,856	(418)	10/8/2010	1999	(6)
Detroit — Sterling Heights	Sterling Heights, MI	(4)	998	1,550	42	64	533	812	1,062	2,083	854	3,999	(403)	10/8/2010	1997	37
Detroit — Warren	Warren, MI	(4)	1,448	—	37	88	250	189	1,536	250	226	2,012	(217)	10/8/2010	1997	39
Minneapolis — Bloomington	Bloomington, MN	(4)	1,440	3,092	39	54	364	708	1,494	3,456	747	5,697	(702)	10/8/2010	1998	38
Minneapolis — Brooklyn Center	Brooklyn Center, MN	(4)	1,367	2,491	38	49	126	368	1,416	2,617	406	4,439	(557)	10/8/2010	1998	38
Minneapolis — Airport — Eagan	Eagan , MN	(4)	1,517	2,133	51	45	378	684	1,562	2,511	735	4,808	(584)	10/8/2010	1997	37
Minneapolis — Airport — Eagan	Eagan, MN	(4)	1,888	2,331	60	97	195	402	1,985	2,526	462	4,973	(615)	10/8/2010	1998	38
Minneapolis — Eden Prairie — Technology Drive	Eden Prairie, MN	(4)	1,199	2,289	36	57	429	733	1,256	2,718	769	4,743	(593)	10/8/2010	1998	38
Minneapolis — Eden Prairie — Valley View R	Eden Prairie, MN	(4)	1,614	3,658	39	68	378	671	1,682	4,036	710	6,428	(720)	10/8/2010	1998	38
Minneapolis — Maple Grove	Maple Grove, MN	(4)	2,543	560	38	52	104	211	2,595	664	249	3,508	(278)	10/8/2010	1998	38
Rochester — North	Rochester, MN	(4)	1,146	1,797	48	54	105	258	1,200	1,902	306	3,408	(437)	10/8/2010	2001	41
Rochester — South	Rochester, MN	(4)	1,119	1,439	50	58	42	245	1,177	1,481	295	2,953	(394)	10/8/2010	2001	41
Minneapolis — Woodbury	Woodbury, MN	(4)	1,805	2,559	43	34	324	699	1,839	2,883	742	5,464	(943)	10/8/2010	1999	39
St. Louis — Airport — Central	Bridgeton, MO	(4)	1,743	1,010	57	84	135	546	1,827	1,145	603	3,575	(463)	10/8/2010	1998	39
Columbia — Stadium Blvd.	Columbia, MO	(4)	734	2,511	91	83	181	234	817	2,692	325	3,834	(582)	10/8/2010	2003	43
St. Louis — Earth City	Earth City, MO	(4)	1,394	721	34	82	145	355	1,476	866	389	2,731	(372)	10/8/2010	1997	27
St. Louis — Airport — Chapel Ridge Road	Hazelwood, MO	(4)	1,047	—	33	81	123	319	1,128	123	352	1,603	(199)	10/8/2010	1992	(6)
St. Louis — Airport — N. Lindbergh Blvd.	Hazelwood, MO	(4)	1,096	1,583	44	50	252	428	1,146	1,835	472	3,453	(497)	10/8/2010	1996	36
Kansas City — Independence	Independence, MO	(4)	467	2,387	39	80	180	227	547	2,567	266	3,380	(735)	10/8/2010	1997	22
Kansas City — Airport — Plaza Circle	Kansas City, MO	(4)	603	992	40	103	175	290	706	1,167	330	2,203	(417)	10/8/2010	1997	37
Kansas City — Airport — Tiffany Springs	Kansas City, MO	(4)	811	3,292	52	82	157	353	893	3,449	405	4,747	(667)	10/8/2010	1998	38
Kansas City — Country Club Plaza	Kansas City, MO	(4)	1,028	5,114	46	62	501	652	1,090	5,615	698	7,403	(962)	10/8/2010	1998	38
Kansas City — Northeast — Worlds of Fun	Kansas City, MO	(4)	519	1,538	46	39	163	300	558	1,701	346	2,605	(546)	10/8/2010	1999	24
Kansas City — South	Kansas City, MO	(4)	1,742	—	44	53	347	315	1,795	347	359	2,501	(492)	10/8/2010	1997	(6)
St. Louis — Westport — Central	Maryland Heights, MO	(4)	829	2,112	48	47	389	777	876	2,501	825	4,202	(532)	10/8/2010	1999	39
St. Louis — Westport — East Lackland Rd.	Maryland Heights, MO	(4)	1,334	2,692	53	157	220	374	1,491	2,912	427	4,830	(703)	10/8/2010	1996	31
Springfield — South	Springfield, MO	(4)	777	3,170	40	73	173	290	850	3,343	330	4,523	(616)	10/8/2010	1997	37
St. Louis — Westport — Craig Road	St. Louis, MO	(4)	982	220	33	121	205	321	1,103	425	354	1,882	(283)	10/8/2010	1994	24
St. Louis — St. Peters	St. Peters, MO	(4)	1,165	3,797	44	51	309	320	1,216	4,106	364	5,686	(747)	10/8/2010	1997	37
Jackson — East Beasley Road	Jackson, MS	(4)	265	3,884	49	70	143	291	335	4,027	340	4,702	(697)	10/8/2010	1999	39
Jackson — North	Jackson, MS	(4)	256	3,381	40	122	132	327	378	3,513	367	4,258	(697)	10/8/2010	1997	32
Jackson — Ridgeland	Ridgeland, MS	(4)	345	3,103	33	82	56	228	427	3,159	261	3,847	(686)	10/8/2010	1996	26
Billings — West End	Billings, MT	(4)	936	3,915	97	94	48	191	1,030	3,963	288	5,281	(672)	10/8/2010	2003	43
Great Falls — Missouri River	Great Falls, MT	(4)	834	5,105	70	67	61	235	901	5,166	305	6,372	(799)	10/8/2010	2002	42
Asheville — Tunnel Rd.	Asheville, NC	(4)	2,216	2,559	38	60	165	469	2,276	2,724	507	5,507	(511)	10/8/2010	1998	38
Raleigh — Cary — Harrison Ave.	Cary, NC	(4)	791	1,353	33	39	289	614	830	1,642	647	3,119	(393)	10/8/2010	1996	26
Raleigh — Cary — Regency Parkway North	Cary, NC	(4)	903	4,357	44	23	209	555	926	4,566	599	6,091	(737)	10/8/2010	1998	38
Raleigh — Cary — Regency Parkway South	Cary, NC	(4)	1,018	4,505	53	79	78	233	1,097	4,583	286	5,966	(721)	10/8/2010	1998	43
Charlotte — Airport	Charlotte, NC	(4)	1,982	636	67	102	750	859	2,084	1,386	926	4,396	(879)	10/8/2010	1998	33
Charlotte — Pineville — Park Rd	Charlotte, NC	(4)	1,111	3,250	60	60	470	657	1,171	3,720	717	5,608	(957)	10/8/2010	1999	39
Charlotte — Pineville — Pineville Matthews Rd.	Charlotte, NC	(4)	1,859	3,965	52	86	432	773	1,945	4,397	825	7,167	(784)	10/8/2010	1999	43
Charlotte — Tyvola Rd.	Charlotte, NC	(4)	1,563	727	54	64	396	595	1,627	1,123	649	3,399	(621)	10/8/2010	1998	38
Charlotte — Tyvola Rd. — Executive Park	Charlotte, NC	(4)	1,232	—	19	57	430	627	1,289	430	646	2,365	(477)	10/8/2010	1995	(6)

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2014 (continued)

(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount Carried at December 31, 2014
Description	Location	Encumbrances	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (3)
Charlotte — University Place	Charlotte, NC	(4)	1,208	2,903	44	(37)	422	686	1,171	3,325	730	5,226	(876)	10/8/2010	1998	39
Charlotte — University Place — E. McCullough Dr.	Charlotte, NC	(4)	1,045	—	35	73	491	618	1,118	491	653	2,262	(563)	10/8/2010	1996	(6)
Durham — Research Triangle Park	Durham, NC	(4)	603	1,556	292	138	78	231	741	1,634	523	2,898	(378)	12/13/2012	1997	19
Durham — Research Triangle Park	Durham, NC	(4)	63	984	33	148	124	331	211	1,108	364	1,683	(1,007)	10/8/2010	1996	26
Durham — Research Triangle Park	Durham, NC	(4)	2,519	351	42	29	52	235	2,548	403	277	3,228	(245)	10/8/2010	1998	26
Durham — RTP — Miami Blvd. — North	Durham, NC	(4)	1,215	2,397	54	66	143	200	1,281	2,540	254	4,075	(519)	10/8/2010	1998	40
Durham — RTP — Miami Blvd. — South	Durham, NC	(4)	1,405	2,370	107	78	358	905	1,483	2,728	1,012	5,223	(686)	10/8/2010	1998	42
Durham — University	Durham, NC	(4)	1,208	3,006	43	76	324	650	1,284	3,330	693	5,307	(926)	10/8/2010	1997	33
Durham — University — Ivy Creek Blvd.	Durham, NC	(4)	1,684	3,947	57	65	84	338	1,749	4,031	395	6,175	(816)	10/8/2010	1998	33
Fayetteville — Cross Creek Mall	Fayetteville, NC	(4)	3,725	9,586	56	93	309	756	3,818	9,895	812	14,525	(1,616)	10/8/2010	1999	39
Fayetteville — Owen Dr.	Fayetteville, NC	(4)	4,253	7,164	43	56	602	665	4,309	7,766	708	12,783	(1,461)	10/8/2010	1997	32
Greensboro — Airport	Greensboro, NC	(4)	1,017	1,618	56	60	78	215	1,077	1,696	271	3,044	(434)	10/8/2010	1999	42
Greensboro — Wendover Ave.	Greensboro, NC	(4)	1,047	—	33	106	101	272	1,153	101	305	1,559	(278)	10/8/2010	1995	(6)
Greensboro — Wendover Ave. — Big Tree Way	Greensboro, NC	(4)	1,220	1,866	46	99	492	652	1,319	2,358	698	4,375	(861)	10/8/2010	1996	31
Jacksonville — Camp Lejeune	Jacksonville, NC	(4)	4,815	10,609	38	64	408	554	4,879	11,017	592	16,488	(1,588)	10/8/2010	1998	38
Raleigh — RDU Airport	Morrisville, NC	(4)	833	3,939	43	27	260	547	860	4,199	590	5,649	(767)	10/8/2010	1997	32
Raleigh — Crabtree Valley	Raleigh, NC	(4)	1,276	2,350	493	100	59	269	1,376	2,409	762	4,547	(642)	12/13/2012	1998	20
Raleigh — North Raleigh	Raleigh, NC	(4)	634	1,414	34	59	165	357	693	1,579	391	2,663	(485)	10/8/2010	1996	26
Raleigh — North Raleigh	Raleigh, NC	(4)	1,120	4,043	38	75	341	533	1,195	4,384	571	6,150	(969)	10/8/2010	1997	37
Raleigh — North Raleigh	Raleigh, NC	(4)	956	2,771	43	71	234	389	1,027	3,005	432	4,464	(644)	10/8/2010	1997	32
Raleigh — Northeast	Raleigh, NC	(4)	1,219	2,471	40	81	154	313	1,300	2,625	353	4,278	(490)	10/8/2010	1999	38
Wilmington — New Centre Drive	Wilmington, NC	(4)	713	3,123	39	58	70	255	771	3,193	294	4,258	(542)	10/8/2010	1998	44
Winston—Salem — Hanes Mall Blvd.	Winston—Salem, NC	(4)	776	2,573	40	75	100	239	851	2,673	279	3,803	(547)	10/8/2010	1996	32
Winston—Salem — University Parkway	Winston—Salem, NC	(4)	1,003	1,531	44	11	36	222	1,014	1,567	266	2,847	(487)	10/8/2010	1998	24
Omaha — West	Omaha, NE	(4)	1,117	2,601	39	79	139	271	1,196	2,740	310	4,246	(658)	10/8/2010	1997	27
Nashua — Manchester	Nashua, NH	(4)	2,526	1,771	58	44	371	653	2,570	2,142	711	5,423	(646)	10/8/2010	2001	41
Mt. Olive — Budd Lake	Budd Lake, NJ	(4)	835	3,898	103	109	418	633	944	4,316	736	5,996	(1,018)	10/8/2010	2003	43
Philadelphia — Cherry Hill	Cherry Hill, NJ	(4)	337	2,660	32	30	383	523	367	3,043	555	3,965	(592)	10/8/2010	1998	38
Meadowlands — East Rutherford	E.Rutherford, NJ	(4)	957	6,141	61	91	959	1,047	1,048	7,100	1,108	9,256	(1,594)	10/8/2010	1999	39
Edison — Raritan Center	Edison, NJ	(4)	1,363	8,976	48	108	609	961	1,471	9,585	1,009	12,065	(1,780)	10/8/2010	1997	37
Elizabeth — Newark Airport	Elizabeth, NJ	(4)	202	11,175	119	63	766	911	265	11,941	1,030	13,236	(3,200)	10/8/2010	2002	42
Somerset — Franklin	Franklin, NJ	(4)	761	4,096	63	55	409	600	816	4,505	663	5,984	(1,078)	10/8/2010	2001	41
Philadelphia — Maple Shade	Maple Shade, NJ	(4)	464	2,987	43	23	357	239	487	3,344	282	4,113	(798)	10/8/2010	1998	23
Philadelphia — Mt. Laurel — Pacilli Place	Mt Laurel, NJ	(4)	455	4,318	58	57	320	726	512	4,638	784	5,934	(823)	10/8/2010	1999	39
Philadelphia — Mt. Laurel —Crawford Place	Mt Laurel, NJ	(4)	313	2,632	31	48	413	491	361	3,045	522	3,928	(615)	10/8/2010	1998	38
Piscataway — Rutgers University	Piscataway, NJ	(4)	907	6,348	62	173	638	823	1,080	6,986	885	8,951	(1,466)	10/8/2010	1998	38
Princeton — West Windsor	Princeton, NJ	(4)	3,758	2,042	45	49	458	664	3,807	2,500	709	7,016	(741)	10/8/2010	2000	40
Ramsey — Upper Saddle River	Ramsey, NJ	(4)	704	5,013	64	41	543	683	745	5,556	747	7,048	(1,122)	10/8/2010	2001	41
Red Bank — Middletown	Red Bank, NJ	(4)	2,846	2,652	52	50	559	773	2,896	3,211	825	6,932	(876)	10/8/2010	2000	40
Meadowlands — Rutherford	Rutherford, NJ	(4)	1,972	4,661	49	76	631	844	2,048	5,292	893	8,233	(1,277)	10/8/2010	1999	39
Princeton — South Brunswick	S. Brunswick, NJ	(4)	761	3,728	50	126	518	825	887	4,246	875	6,008	(1,247)	10/8/2010	1999	39
Secaucus — Meadowlands	Secaucus, NJ	(4)	1,644	13,946	122	99	672	845	1,743	14,618	967	17,328	(2,301)	10/8/2010	2002	42
Secaucus — New York City Area	Secaucus, NJ	(4)	307	20,368	73	85	1,104	1,286	392	21,472	1,359	23,223	(8,230)	10/8/2010	2000	40
Hanover — Parsippany	Whippany, NJ	(4)	3,549	6,181	60	97	820	956	3,646	7,001	1,016	11,663	(1,554)	10/8/2010	1998	38
Newark — Woodbridge	Woodbridge, NJ	(4)	1,814	9,316	61	141	952	1,122	1,955	10,268	1,183	13,406	(2,079)	10/8/2010	1999	39
Albuquerque — Airport	Albuquerque, NM	(4)	747	2,314	47	63	91	269	810	2,405	316	3,531	(710)	10/8/2010	1999	24
Albuquerque — Northeast	Albuquerque, NM	(4)	1,012	1,233	42	47	121	259	1,059	1,354	301	2,714	(534)	10/8/2010	1998	23
Albuquerque — Rio Rancho	Albuquerque, NM	(4)	1,051	4,453	38	33	141	264	1,084	4,594	302	5,980	(718)	10/8/2010	1998	38
Albuquerque — Rio Rancho Blvd.	Rio Rancho, NM	(4)	1,561	5,734	51	65	201	336	1,626	5,935	387	7,948	(938)	10/8/2010	1998	39
Las Vegas — Boulder Highway	Las Vegas, NV	(4)	1,804	—	41	55	162	401	1,859	162	442	2,463	(288)	10/8/2010	1992	(6)
Las Vegas — East Flamingo	Las Vegas, NV	(4)	1,914	3,649	56	50	229	503	1,964	3,878	559	6,401	(813)	10/8/2010	1998	38
Las Vegas — Midtown	Las Vegas, NV	(4)	1,782	3,495	45	64	100	365	1,846	3,595	410	5,851	(670)	10/8/2010	1998	38
Las Vegas — Valley View	Las Vegas, NV	(4)	2,230	7,604	64	86	230	567	2,316	7,834	631	10,781	(1,361)	10/8/2010	1995	32
Reno — South Meadows	Reno, NV	(4)	1,771	4,821	84	64	134	194	1,835	4,955	278	7,068	(777)	10/8/2010	2002	42
Albany – SUNY	Albany, NY	(4)	1,246	6,462	47	51	752	970	1,297	7,214	1,017	9,528	(1,374)	10/8/2010	1996	36
Buffalo — Amherst	Amherst, NY	(4)	665	5,464	43	65	393	811	730	5,857	854	7,441	(1,174)	10/8/2010	1997	37
Long Island — Bethpage	Bethpage, NY	(4)	4,024	7,727	44	104	546	781	4,128	8,273	825	13,226	(1,382)	10/8/2010	1999	39

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2014 (continued)

(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)				Gross Amount Carried at December 31, 2014
Description	Location	Encumbrances	Land and Improvements	Building and Improvements	FF&E	Land and Improvements		Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (3)
Syracuse — Dewitt	East Syracuse, NY	(4)	669	4,692	43	169		550	775	838	5,242	818	6,898	(1,202)	10/8/2010	1996	36
White Plains — Elmsford	Elmsford, NY	(4)	1,124	12,986	74	421		1,007	1,052	1,545	13,993	1,126	16,664	(2,239)	10/8/2010	2000	40
Fishkill — Route 9	Fishkill, NY	(4)	1,616	6,316	47	47		124	307	1,663	6,440	354	8,457	(982)	10/8/2010	1998	38
Fishkill — Westage Center	Fishkill, NY	(4)	946	5,653	111	75		384	650	1,021	6,037	761	7,819	(1,104)	10/8/2010	2004	44
Long Island — Melville	Melville, NY	(4)	7,498	10,315	73	84		600	946	7,582	10,915	1,019	19,516	(1,678)	10/8/2010	2000	40
Rochester — Greece	Rochester, NY	(4)	1,005	4,662	45	37		571	846	1,042	5,233	891	7,166	(1,118)	10/8/2010	1996	36
Rochester — Henrietta	Rochester, NY	(4)	1,061	7,451	45	41		502	843	1,102	7,953	888	9,943	(1,396)	10/8/2010	1996	36
New York City — LaGuardia Airport	Whitestone, NY	(4)	8,634	14,468	84	101		661	897	8,735	15,129	981	24,845	(2,206)	10/8/2010	2001	41
Cincinnati — Blue Ash	Blue Ash, OH	(4)	956	697	46	73		336	815	1,029	1,033	861	2,923	(366)	10/8/2010	1997	38
Cincinnati – Blue Ash – Kenwood Road	Blue Ash, OH	(4)	928	2,223	50	47		81	302	975	2,304	352	3,631	(582)	10/8/2010	1998	29
Cincinnati – Blue Ash – Reagan Highway	Blue Ash, OH	(4)	535	651	28	85		52	244	620	703	272	1,595	(255)	10/8/2010	1991	31
Cleveland — Brooklyn	Brooklyn, OH	(4)	1,006	3,280	42	66		135	641	1,072	3,415	683	5,170	(660)	10/8/2010	1999	39
Columbus — East	Columbus, OH	(4)	1,036	—	29	126		65	257	1,162	65	286	1,513	(213)	10/8/2010	1989	(6)
Columbus — Easton	Columbus, OH	(4)	1,185	4,416	50	112		553	635	1,297	4,969	685	6,951	(918)	10/8/2010	1999	39
Columbus — North	Columbus, OH	(4)	824	1,251	43	55		110	325	879	1,361	368	2,608	(407)	10/8/2010	1997	37
Columbus — Polaris	Columbus, OH	(4)	1,431	5,351	61	98		696	1,065	1,529	6,047	1,126	8,702	(1,165)	10/8/2010	1998	39
Columbus — Worthington	Columbus, OH	(4)	781	1,115	36	76		270	257	857	1,385	293	2,535	(434)	10/8/2010	1998	38
Akron — Copley — West	Copley, OH	(4)	795	240	44	76		95	281	871	335	325	1,531	(259)	10/8/2010	1996	26
Akron — Copley	Copley, OH	(4)	875	1,080	35	58		164	291	933	1,244	326	2,503	(321)	10/8/2010	1997	37
Dayton — North	Dayton , OH	(4)	813	3,567	49	95		182	373	908	3,749	422	5,079	(729)	10/8/2010	2000	40
Dayton — South	Dayton, OH	(4)	500	1,899	29	108		245	243	608	2,144	272	3,024	(489)	10/8/2010	1989	29
Columbus — Dublin	Dublin, OH	(4)	1,329	1,294	38	46		430	670	1,375	1,724	708	3,807	(495)	10/8/2010	1998	38
Columbus — Sawmill Rd.	Dublin, OH	(4)	577	460	28	69		111	279	646	571	307	1,524	(263)	10/8/2010	1990	30
Columbus — Tuttle	Dublin, OH	(4)	863	3,396	50	28		59	297	891	3,455	347	4,693	(607)	10/8/2010	1998	40
Dayton — Fairborn	Fairborn, OH	(4)	757	2,848	34	88		124	337	845	2,972	371	4,188	(709)	10/8/2010	1997	27
Cincinnati — Fairfield	Fairfield, OH	(4)	459	1,293	28	139		90	214	598	1,383	242	2,223	(365)	10/8/2010	1989	29
Findlay — Tiffin Avenue	Findlay, OH		671	2,596	77	76		105	281	747	2,701	358	3,806	(561)	10/8/2010	1999	43
Toledo — Holland	Holland, OH	(4)	1,002	2,986	45	38		103	260	1,040	3,089	305	4,434	(533)	10/8/2010	1997	37
Toledo — Maumee	Maumee, OH	(4)	912	740	34	74		92	207	986	832	241	2,059	(297)	10/8/2010	1997	27
Cleveland — Middleburg Heights	Middleburg Heights, OH	(4)	980	727	33	56		97	327	1,036	824	360	2,220	(355)	10/8/2010	1997	27
Cleveland — Airport — North Olmsted	North Olmsted, OH	(4)	1,169	909	45	61		159	397	1,230	1,068	442	2,740	(440)	10/8/2010	1998	38
Cleveland — Great Northern Mall	North Olmsted, OH	(4)	1,079	563	41	70		87	344	1,149	650	385	2,184	(327)	10/8/2010	1997	27
Cleveland — Beachwood	Orange, OH	(4)	1,619	—	76	50		90	361	1,669	90	437	2,196	(370)	10/8/2010	2002	(6)
Cleveland — Beachwood	Orange, OH	(4)	1,288	2,514	59	43		203	411	1,331	2,717	470	4,518	(617)	10/8/2010	1999	39
Cincinnati — Sharonville	Sharonville, OH	(4)	972	932	46	46		122	338	1,018	1,054	384	2,456	(376)	10/8/2010	1996	31
Cincinnati – Springdale – I—275	Springdale, OH	(4)	852	1,843	45	53		167	329	905	2,010	374	3,289	(497)	10/8/2010	1996	31
Cincinnati – Springdale – Tri—County Mall	Springdale, OH	(4)	1,052	—	28	(712	) (5)	138	247	340	138	275	753	(180)	10/8/2010	1988	(6)
Cleveland — Westlake	Westlake, OH	(4)	1,569	1,329	36	47		117	230	1,616	1,446	266	3,328	(363)	10/8/2010	1997	40
Oklahoma City — Airport	Oklahoma City, OK	(4)	1,197	1,835	37	88		161	346	1,285	1,996	383	3,664	(426)	10/8/2010	1997	37
Oklahoma City — Northwest	Oklahoma City, OK	(4)	1,252	3,553	47	80		121	361	1,332	3,674	408	5,414	(654)	10/8/2010	1998	41
Oklahoma City — NW Expressway	Oklahoma City, OK	(4)	1,152	2,983	43	65		366	811	1,217	3,349	854	5,420	(653)	10/8/2010	1999	39
Tulsa — Central	Tulsa, OK	(4)	900	4,798	43	42		238	336	942	5,036	379	6,357	(930)	10/8/2010	1997	32
Tulsa — Midtown	Tulsa, OK	(4)	807	2,461	35	85		130	346	892	2,591	381	3,864	(627)	10/8/2010	1997	27
Portland — Beaverton	Beaverton, OR	(4)	3,210	4,410	50	54		648	927	3,264	5,058	977	9,299	(1,261)	10/8/2010	1997	32
Portland — Beaverton — Eider Court	Beaverton, OR	(4)	1,856	5,825	44	45		485	728	1,901	6,310	772	8,983	(1,064)	10/8/2010	1998	38
Portland — Hillsboro	Hillsboro, OR	(4)	4,174	8,101	63	59		895	1,099	4,233	8,996	1,162	14,391	(1,449)	10/8/2010	1998	40
Portland — Gresham	Portland, OR	(4)	2,009	2,822	38	56		468	652	2,065	3,290	690	6,045	(663)	10/8/2010	1998	38
Salem — North	Salem, OR	(4)	1,490	2,141	42	11		58	182	1,501	2,199	224	3,924	(582)	10/8/2010	1998	24
Eugene — Springfield	Springfield, OR	(4)	1,431	2,879	41	12		120	296	1,443	2,999	337	4,779	(781)	10/8/2010	1997	22
Portland — Tigard	Tigard, OR	(4)	3,425	4,456	48	53		632	929	3,478	5,088	977	9,543	(1,251)	10/8/2010	1998	33
Philadelphia — Bensalem	Bensalem, PA	(4)	1,408	6,689	38	79		496	671	1,487	7,185	709	9,381	(1,146)	10/8/2010	1998	38
Allentown — Bethlehem	Bethlehem, PA	(4)	1,054	3,922	96	52		397	668	1,106	4,319	764	6,189	(799)	10/8/2010	2003	43
Pittsburgh — Carnegie	Carnegie, PA	(4)	697	6,689	41	75		509	674	772	7,198	715	8,685	(1,311)	10/8/2010	1997	37
Philadelphia — Exton	Exton, PA	(4)	2,343	2,198	44	108		511	666	2,451	2,709	710	5,870	(800)	10/8/2010	1999	39
Philadelphia — Horsham — Dresher Rd.	Horsham, PA	(4)	1,691	5,111	49	62		790	947	1,753	5,901	996	8,650	(1,354)	10/8/2010	1998	38
Philadelphia — Horsham — Welsh Rd.	Horsham, PA	(4)	1,815	2,708	68	29		545	755	1,844	3,253	823	5,920	(918)	10/8/2010	2001	41
Philadelphia — King of Prussia	King of Prussia, PA	(4)	2,871	7,293	58	113		787	968	2,984	8,080	1,026	12,090	(1,622)	10/8/2010	1998	38
Philadelphia — Malvern — Great Valley	Malvern, PA	(4)	1,772	2,699	44	65		518	621	1,837	3,217	665	5,719	(852)	10/8/2010	1999	39

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2014 (continued)

(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount Carried at December 31, 2014
Description	Location	Encumbrances	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (3)
Philadelphia — Malvern — Swedesford Rd.	Malvern, PA	(4)	78	4,384	40	55	649	762	133	5,033	802	5,968	(1,487)	10/8/2010	1999	39
Pittsburgh — Monroeville	Monroeville, PA	(4)	1,731	10,487	42	82	467	635	1,813	10,954	677	13,444	(1,753)	10/8/2010	1999	39
Philadelphia — Airport — Bartram Ave.	Philadelphia, PA	(4)	1,654	7,808	52	84	486	845	1,738	8,294	897	10,929	(1,358)	10/8/2010	1998	38
Philadelphia — Airport — Tinicum Blvd.	Philadelphia, PA	(4)	1,610	9,057	57	94	702	1,039	1,704	9,759	1,096	12,559	(1,592)	10/8/2010	1998	38
Pittsburgh — Airport	Pittsburgh, PA	(4)	806	6,583	53	70	252	738	876	6,835	791	8,502	(1,028)	10/8/2010	1998	39
Wilkes—Barre — Hwy. 315	Plains Township, PA		852	3,670	108	126	70	237	978	3,740	345	5,063	(686)	10/8/2010	2003	43
Philadelphia — Plymouth Meeting	Plymouth Meeting, PA	(4)	1,111	7,505	120	123	1,366	935	1,234	8,871	1,055	11,160	(1,697)	10/8/2010	2003	43
Pittsburgh — West Mifflin	West Mifflin, PA	(4)	885	7,893	95	49	403	571	934	8,296	666	9,896	(1,339)	10/8/2010	2003	43
Providence — East Providence	East Providence, RI	(4)	1,632	6,713	70	70	413	653	1,702	7,126	723	9,551	(1,195)	10/8/2010	2002	42
Providence — Airport	Warwick, RI	(4)	1,104	2,403	116	70	268	429	1,174	2,671	545	4,390	(692)	10/8/2010	1997	44
Providence – Warwick	Warwick, RI	(4)	1,563	4,097	69	79	101	307	1,642	4,198	376	6,216	(742)	10/8/2010	2001	41
Providence — West Warwick	West Warwick, RI	(4)	1,245	5,104	66	54	132	292	1,299	5,236	358	6,893	(842)	10/8/2010	2001	41
Columbia — Ft. Jackson	Columbia, SC	(4)	1,397	4,865	44	52	132	346	1,449	4,997	390	6,836	(910)	10/8/2010	1997	32
Columbia — West — Interstate 126	Columbia, SC	(4)	896	2,918	43	92	109	367	988	3,027	410	4,425	(668)	10/8/2010	1996	31
Columbia — West — Stoneridge Dr.	Columbia, SC	(4)	554	1,437	33	102	126	240	656	1,563	273	2,492	(461)	10/8/2010	1995	25
Greenville — Airport	Greenville, SC	(4)	727	3,464	40	30	58	276	757	3,522	316	4,595	(622)	10/8/2010	1996	36
Greenville — Haywood Mall	Greenville, SC	(4)	672	1,082	33	83	95	281	755	1,177	314	2,246	(399)	10/8/2010	1995	25
Columbia — Harbison	Irmo, SC	(4)	816	3,607	59	62	359	686	878	3,966	745	5,589	(685)	10/8/2010	1999	44
Charleston — Mt. Pleasant	Mt. Pleasant , SC	(4)	1,713	5,571	39	68	513	722	1,781	6,084	761	8,626	(1,171)	10/8/2010	1998	38
Charleston — Northwoods Blvd.	N. Charleston , SC	(4)	563	2,087	35	85	414	674	648	2,501	709	3,858	(707)	10/8/2010	1996	26
Charleston — Airport	N. Charleston, SC	(4)	1,580	5,652	49	71	166	398	1,651	5,818	447	7,916	(1,035)	10/8/2010	1999	39
Charleston — North Charleston	N. Charleston, SC	(4)	1,124	4,483	46	88	1,051	788	1,212	5,534	834	7,580	(1,268)	10/8/2010	1996	31
Spartanburg — Asheville Hwy.	Spartanburg, SC	(4)	708	1,721	40	41	165	255	749	1,886	295	2,930	(560)	10/8/2010	1995	20
Nashville — Brentwood	Brentwood, TN	(4)	668	1,588	33	45	180	293	713	1,768	326	2,807	(520)	10/8/2010	1990	20
Nashville — Brentwood — South	Brentwood, TN	(4)	1,271	3,746	44	44	337	571	1,315	4,083	615	6,013	(749)	10/8/2010	1996	31
Chattanooga — Airport	Chattanooga, TN	(4)	1,045	3,840	44	43	141	340	1,088	3,981	384	5,453	(782)	10/8/2010	1996	31
Nashville — Franklin — Cool Springs	Franklin, TN	(4)	1,898	3,263	46	52	632	864	1,950	3,895	910	6,755	(723)	10/8/2010	1998	33
Knoxville — Cedar Bluff	Knoxville, TN	(4)	768	3,224	36	37	104	205	805	3,328	241	4,374	(654)	10/8/2010	1997	32
Knoxville — West Hills	Knoxville, TN	(4)	570	1,826	29	46	51	207	616	1,877	236	2,729	(425)	10/8/2010	1990	30
Memphis — Airport	Memphis, TN	(4)	329	1,900	66	31	137	407	360	2,037	473	2,870	(506)	10/8/2010	1998	38
Memphis — Apple Tree	Memphis, TN	(4)	1,052	—	29	37	318	365	1,089	318	394	1,801	(233)	10/8/2010	1990	(6)
Memphis — Cordova	Memphis, TN	(4)	736	1,937	34	54	425	377	790	2,362	411	3,563	(535)	10/8/2010	1996	26
Memphis — Mt. Moriah	Memphis, TN	(4)	827	1,670	45	151	740	386	978	2,410	431	3,819	(652)	10/8/2010	1999	39
Memphis — Poplar Avenue	Memphis, TN	(4)	1,445	4,416	60	54	212	641	1,499	4,628	701	6,828	(807)	10/8/2010	1999	39
Memphis — Quail Hollow	Memphis, TN	(4)	849	3,071	42	38	422	731	887	3,493	773	5,153	(620)	10/8/2010	1999	39
Memphis — Sycamore View	Memphis, TN	(4)	532	1,939	50	58	133	287	590	2,072	337	2,999	(474)	10/8/2010	1997	33
Memphis — Wolfchase Galleria	Memphis, TN	(4)	1,137	5,177	75	73	56	511	1,210	5,233	586	7,029	(899)	10/8/2010	1999	41
Nashville — Airport	Nashville, TN	(4)	1,033	3,649	42	91	202	399	1,124	3,851	441	5,416	(736)	10/8/2010	1997	32
Nashville — Airport — Briley Pkwy.	Nashville, TN	(4)	1,008	1,455	39	7	94	211	1,015	1,549	250	2,814	(431)	10/8/2010	1997	22
Nashville — Airport — Elm Hill Pike	Nashville, TN	(4)	812	1,543	33	83	86	282	895	1,629	315	2,839	(464)	10/8/2010	1993	23
Nashville — Airport — Music City	Nashville, TN	(4)	2,779	2,379	56	33	596	934	2,812	2,975	990	6,777	(586)	10/8/2010	1997	32
Nashville — Vanderbilt	Nashville, TN	(4)	1,918	9,993	78	40	541	818	1,958	10,534	896	13,388	(1,572)	10/8/2010	2002	42
Amarillo — West	Amarillo, TX	(4)	489	3,478	45	46	103	342	535	3,581	387	4,503	(654)	10/8/2010	2000	40
Arlington	Arlington, TX	(4)	1,155	871	43	58	846	856	1,213	1,717	899	3,829	(1,005)	10/8/2010	1995	30
Arlington — Six Flags	Arlington, TX	(4)	814	4,330	57	96	467	1,047	910	4,797	1,104	6,811	(992)	10/8/2010	1997	27
Austin — Round Rock — South	Austin , TX	(4)	676	3,755	96	60	421	714	736	4,176	810	5,722	(978)	10/8/2010	2003	43
Austin — Arboretum — Capital of Texas Hwy.	Austin, TX	(4)	734	4,455	43	71	575	664	805	5,030	707	6,542	(959)	10/8/2010	1999	39
Austin — Arboretum — North	Austin, TX	(4)	1,080	5,322	56	44	574	1,224	1,124	5,896	1,280	8,300	(1,076)	10/8/2010	1998	40
Austin — Arboretum — South	Austin, TX	(4)	1,059	2,857	44	74	794	1,043	1,133	3,651	1,087	5,871	(1,147)	10/8/2010	1995	30
Austin — Downtown — 6th St.	Austin, TX	(4)	1,915	12,925	50	57	423	712	1,972	13,348	762	16,082	(1,968)	10/8/2010	2000	40
Austin — Downtown — Town Lake	Austin, TX	(4)	3,043	11,933	58	56	791	1,165	3,099	12,724	1,223	17,046	(2,083)	10/8/2010	1998	38
Austin — Metro	Austin, TX	(4)	677	1,768	53	48	57	378	725	1,825	431	2,981	(447)	10/8/2010	1998	41
Austin — North Central	Austin, TX	(4)	1,711	—	58	94	320	612	1,805	320	670	2,795	(476)	10/8/2010	1998	(6)
Austin — Northwest — Lakeline Mall	Austin, TX	(4)	601	2,842	75	76	412	765	677	3,254	840	4,771	(904)	10/8/2010	2002	42
Austin — Northwest — Research Park	Austin, TX	(4)	1,028	5,422	59	143	856	1,239	1,171	6,278	1,298	8,747	(1,265)	10/8/2010	1998	41
Austin — Round Rock — North	Austin, TX	(4)	604	3,676	50	157	259	446	761	3,935	496	5,192	(891)	10/8/2010	1998	28
Austin — Southwest	Austin, TX	(4)	4,628	3,811	84	51	480	804	4,679	4,291	888	9,858	(1,046)	10/8/2010	2002	42
Austin — West	Austin, TX	(4)	549	1,667	49	55	117	354	604	1,784	403	2,791	(575)	10/8/2010	1998	23
Dallas — Bedford	Bedford, TX	(4)	540	2,600	53	117	58	267	657	2,658	320	3,635	(535)	10/8/2010	1998	41

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2014 (continued)

(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount Carried at December 31, 2014
Description	Location	Encumbrances	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (3)
Corpus Christi — Staples	Corpus, TX	(4)	1,246	5,337	47	83	91	310	1,329	5,428	357	7,114	(922)	10/8/2010	1998	38
Dallas — Coit Road	Dallas, TX	(4)	555	1,430	42	120	195	366	675	1,625	408	2,708	(486)	10/8/2010	1994	29
Dallas — Frankford Road	Dallas, TX	(4)	891	1,301	131	75	571	776	966	1,872	907	3,745	(638)	10/8/2010	2002	42
Dallas — Greenville Avenue	Dallas, TX	(4)	581	3,125	42	79	143	349	660	3,268	391	4,319	(635)	10/8/2010	1998	38
Dallas — Market Center	Dallas, TX	(4)	748	4,625	71	67	43	295	815	4,668	366	5,849	(760)	10/8/2010	1997	39
Dallas — North Addison — Tollway	Dallas, TX	(4)	493	1,268	39	58	142	344	551	1,410	383	2,344	(397)	10/8/2010	1993	31
Dallas — North Park	Dallas, TX	(4)	581	3,317	50	126	198	470	707	3,515	520	4,742	(769)	10/8/2010	1997	35
El Paso — Airport	El Paso, TX	(4)	951	6,206	55	62	214	372	1,013	6,420	427	7,860	(1,144)	10/8/2010	1997	32
El Paso — West	El Paso, TX	(4)	918	3,271	34	47	138	324	965	3,409	358	4,732	(749)	10/8/2010	1997	27
Dallas — Farmers Branch	Farmers Branch, TX	(4)	511	1,451	38	50	41	260	561	1,492	298	2,351	(432)	10/8/2010	1998	28
Fort Worth — City View	Fort Worth, TX	(4)	724	2,888	43	65	491	749	789	3,379	792	4,960	(653)	10/8/2010	1999	39
Fort Worth — Fossil Creek	Fort Worth, TX	(4)	695	3,944	50	(5)	93	261	690	4,037	311	5,038	(665)	10/8/2010	1998	40
Fort Worth — Fossil Creek	Fort Worth, TX	(4)	600	2,253	43	25	286	263	625	2,539	306	3,470	(714)	10/8/2010	1998	23
Fort Worth — Medical Center	Fort Worth, TX	(4)	1,811	3,954	39	40	405	709	1,851	4,359	748	6,958	(803)	10/8/2010	1996	31
Fort Worth — Southwest	Fort Worth, TX	(4)	1,102	3,734	46	56	117	247	1,158	3,851	293	5,302	(625)	10/8/2010	1998	40
Houston — Galleria — Uptown	Houston, TX	(4)	890	9,696	66	67	648	974	957	10,344	1,040	12,341	(1,707)	10/8/2010	1998	38
Houston — Galleria – Westheimer	Houston, TX	(4)	729	9,020	45	54	595	741	783	9,615	786	11,184	(1,529)	10/8/2010	1999	39
Houston — Greenspoint	Houston, TX	(4)	381	840	39	113	453	832	494	1,293	871	2,658	(764)	10/8/2010	1998	28
Houston — Greenway Plaza	Houston, TX	(4)	603	8,266	46	92	465	759	695	8,731	805	10,231	(1,421)	10/8/2010	1998	38
Houston – Katy Freeway — Energy Corridor	Houston, TX		2,040	5,507	549	19	90	125	2,059	5,597	674	8,330	(305)	12/31/2013	1998	40
Houston — Katy Frwy — Beltway 8	Houston, TX	(4)	304	2,701	44	78	569	755	382	3,270	799	4,451	(928)	10/8/2010	1999	39
Houston — Med. Ctr. — Braeswood Blvd.	Houston, TX	(4)	998	10,111	122	113	1,120	1,174	1,111	11,231	1,296	13,638	(1,871)	10/8/2010	1997	38
Houston — Med. Ctr. — Reliant Pk. — Fannin St.	Houston, TX	(4)	1,311	7,833	53	141	590	1,310	1,452	8,423	1,363	11,238	(2,047)	10/8/2010	1995	30
Houston — Med. Ctr. — Reliant Pk. — La Concha Ln.	Houston, TX	(4)	544	5,470	60	59	56	292	603	5,526	352	6,481	(870)	10/8/2010	1997	39
Houston — NASA — Johnson Space Center	Houston, TX	(4)	535	4,068	44	113	894	324	648	4,962	368	5,978	(923)	10/8/2010	1998	38
Houston — Northwest	Houston, TX	(4)	499	4,878	50	34	171	247	533	5,049	297	5,879	(768)	10/8/2010	1997	39
Houston — Northwest	Houston, TX	(4)	306	2,264	48	18	65	289	324	2,329	337	2,990	(676)	10/8/2010	1998	23
Houston — Sugar Land	Houston, TX		1,882	5,904	549	6	404	745	1,888	6,308	1,294	9,490	(335)	12/31/2013	1998	40
Houston — West Oaks	Houston, TX	(4)	330	2,247	48	11	159	263	341	2,406	311	3,058	(641)	10/8/2010	1998	23
Houston — Westchase — Richmond	Houston, TX	(4)	286	3,074	38	73	17	300	359	3,091	338	3,788	(545)	10/8/2010	1998	43
Houston — Westchase — Westheimer	Houston, TX	(4)	646	6,571	43	54	666	1,071	700	7,237	1,114	9,051	(1,811)	10/8/2010	1997	27
Houston — Willowbrook	Houston, TX	(4)	836	4,187	48	83	749	1,075	919	4,936	1,123	6,978	(1,367)	10/8/2010	1995	30
Houston — Willowbrook — HWY 249	Houston, TX	(4)	329	3,432	38	71	347	292	400	3,779	330	4,509	(713)	10/8/2010	1998	38
Dallas — DFW Airport N.	Irving, TX	(4)	698	1,510	130	84	92	434	782	1,602	564	2,948	(560)	10/8/2010	2003	43
Dallas — Irving	Irving, TX	(4)	539	1,701	45	45	53	240	584	1,754	285	2,623	(501)	10/8/2010	1998	24
Dallas — Las Colinas — Carnaby St.	Irving, TX	(4)	1,220	3,061	51	100	101	311	1,320	3,162	362	4,844	(708)	10/8/2010	1996	31
Dallas — Las Colinas — Green Park Dr.	Irving, TX	(4)	875	2,338	98	71	376	878	946	2,714	976	4,636	(673)	10/8/2010	1998	43
Laredo — Del Mar	Laredo, TX	(4)	513	2,959	63	80	194	347	593	3,153	410	4,156	(638)	10/8/2010	2001	41
Dallas — Las Colinas — Meadow Creek Dr.	Las Colinas, TX	(4)	844	3,605	84	71	71	341	915	3,676	425	5,016	(729)	10/8/2010	1998	40
Dallas — Lewisville	Lewisville, TX	(4)	564	1,020	38	76	364	637	640	1,384	675	2,699	(746)	10/8/2010	1998	38
Lubbock — Southwest	Lubbock, TX	(4)	571	4,931	76	38	125	283	609	5,056	359	6,024	(824)	10/8/2010	2002	42
Dallas — Mesquite	Mesquite, TX	(4)	708	2,442	50	20	93	312	728	2,535	362	3,625	(677)	10/8/2010	1998	24
Dallas — Plano	Plano, TX	(4)	735	4,386	90	72	545	1,081	807	4,931	1,171	6,909	(867)	10/8/2010	1999	41
Dallas — Plano — Plano Parkway	Plano, TX	(4)	649	1,999	45	148	43	223	797	2,042	268	3,107	(433)	10/8/2010	1997	41
Dallas — Plano Parkway	Plano, TX	(4)	776	3,662	118	44	216	594	820	3,878	712	5,410	(689)	10/8/2010	1996	43
Dallas — Richardson	Richardson, TX	(4)	1,014	5,535	144	80	482	1,114	1,094	6,017	1,258	8,369	(1,028)	10/8/2010	2002	42
San Antonio — Airport	San Antonio, TX	(4)	1,443	4,710	53	74	285	358	1,517	4,995	411	6,923	(1,020)	10/8/2010	1995	30
San Antonio — Colonnade	San Antonio, TX	(4)	865	5,060	52	71	83	388	936	5,143	440	6,519	(846)	10/8/2010	1998	40
Houston — The Woodlands	Spring, TX	(4)	455	5,700	55	63	586	873	518	6,286	928	7,732	(1,471)	10/8/2010	1998	26
Houston — Stafford	Stafford, TX	(4)	389	1,774	35	100	108	360	489	1,882	395	2,766	(518)	10/8/2010	1997	34
Waco — Woodway	Waco, TX	(4)	553	4,053	47	49	66	342	602	4,119	389	5,110	(709)	10/8/2010	2001	41
Houston — NASA — Bay Area Blvd.	Webster, TX	(4)	516	5,301	45	57	262	290	573	5,563	335	6,471	(894)	10/8/2010	1997	40
Salt Lake City — Union Park	Midvale, UT	(4)	1,236	4,122	47	60	682	929	1,296	4,804	976	7,076	(984)	10/8/2010	1997	37
Salt Lake City — Mid Valley	Salt Lake City, UT	(4)	1,961	3,716	58	138	331	681	2,099	4,047	739	6,885	(969)	10/8/2010	1997	32
Salt Lake City — Sugar House	Salt Lake City, UT	(4)	2,166	7,029	39	149	513	730	2,315	7,542	769	10,626	(1,358)	10/8/2010	1998	33
Salt Lake City — Sandy	Sandy, UT	(4)	977	3,949	45	127	469	803	1,104	4,418	848	6,370	(893)	10/8/2010	1998	38

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2014 (continued)

(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount Carried at December 31, 2014
Description	Location	Encumbrances	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (3)
Salt Lake City — West Valley Center	West Valley, UT	(4)	1,183	3,592	43	109	448	815	1,292	4,040	858	6,190	(826)	10/8/2010	1997	37
Washington, D.C. — Alexandria — Landmark	Alexandria, VA	(4)	3,627	10,696	44	90	527	730	3,717	11,223	774	15,714	(1,698)	10/8/2010	1999	39
Washington, DC — Alexandria — Eisenhower Ave.	Alexandria, VA	(4)	5,147	14,424	60	74	645	953	5,221	15,069	1,013	21,303	(2,568)	10/8/2010	1999	39
Washington, D.C. — Centreville — Manassas	Centerville, VA	(4)	1,542	4,922	105	74	459	671	1,616	5,381	776	7,773	(1,080)	10/8/2010	2004	44
Washington, D.C. — Chantilly	Chantilly, VA	(4)	2,655	3,015	511	97	583	194	2,752	3,598	705	7,055	(649)	12/13/2012	1998	22
Washington, D.C. — Chantilly — Airport	Chantilly, VA	(4)	1,402	3,390	40	(6)	568	678	1,396	3,958	718	6,072	(987)	10/8/2010	1998	38
Washington, D.C. — Chantilly — Dulles South	Chantilly, VA	(4)	1,166	5,159	46	49	473	674	1,215	5,632	720	7,567	(1,153)	10/8/2010	2000	40
Chesapeake — Churchland Blvd.	Chesapeake, VA	(4)	647	2,762	57	39	77	315	686	2,839	372	3,897	(557)	10/8/2010	2001	42
Chesapeake — Crossways Blvd.	Chesapeake, VA	(4)	1,171	4,773	47	66	547	857	1,237	5,320	904	7,461	(904)	10/8/2010	1996	32
Chesapeake — Greenbrier Circle	Chesapeake, VA	(4)	807	5,349	109	42	49	332	849	5,398	441	6,688	(835)	10/8/2010	2005	44
Washington, D.C. — Fairfax	Fairfax, VA	(4)	1,799	3,734	49	90	563	686	1,889	4,297	735	6,921	(1,048)	10/8/2010	1999	39
Washington, D.C. — Fairfax — Fair Oaks	Fairfax, VA	(4)	936	5,713	61	39	446	664	975	6,159	725	7,859	(1,192)	10/8/2010	2000	40
Washington, D.C. — Fairfax — Fair Oaks	Fairfax, VA	(4)	4,167	4,053	693	213	653	399	4,380	4,706	1,092	10,178	(860)	12/13/2012	1998	26
Washington, D.C. — Falls Church — Merrifield	Fairfax, VA	(4)	4,389	6,653	910	243	692	274	4,632	7,345	1,184	13,161	(965)	12/13/2012	1998	33
Richmond — Innsbrook	Glen Allen, VA	(4)	1,069	1,991	45	55	146	461	1,124	2,137	506	3,767	(614)	10/8/2010	1997	27
Richmond — Innsbrook	Glen Allen, VA	(4)	1,999	2,496	501	100	214	189	2,099	2,710	690	5,499	(605)	12/13/2012	1997	19
Hampton — Coliseum	Hampton, VA	(4)	1,049	2,120	97	62	140	588	1,111	2,260	685	4,056	(584)	10/8/2010	2003	43
Washington, D.C. — Herndon — Dulles	Herndon, VA	(4)	1,159	5,808	150	37	262	676	1,196	6,070	826	8,092	(1,004)	10/8/2010	2005	45
Lynchburg — University Blvd.	Lynchburg, VA	(4)	1,259	4,899	94	65	185	668	1,324	5,084	762	7,170	(844)	10/8/2010	2003	43
Newport News — I—64 — Jefferson Avenue	Newport News, VA	(4)	982	2,655	34	45	88	308	1,027	2,743	342	4,112	(639)	10/8/2010	1997	27
Newport News — Oyster Point	Newport News, VA	(4)	688	2,950	44	47	293	398	735	3,243	442	4,420	(670)	10/8/2010	1996	32
Washington, D.C. — Reston	Reston, VA	(4)	5,766	7,250	795	159	696	383	5,925	7,946	1,178	15,049	(960)	12/13/2012	1998	34
North Chesterfield — Arboretum	Richmond, VA	(4)	1,368	3,745	45	30	353	556	1,398	4,098	601	6,097	(776)	10/8/2010	1998	38
Richmond — I—64 — West Broad Street	Richmond, VA	(4)	1,008	4,037	55	51	130	240	1,059	4,167	295	5,521	(691)	10/8/2010	1999	40
Richmond — W. Broad Street — Glenside — South	Richmond, VA	(4)	660	1,677	39	83	1,226	432	743	2,903	471	4,117	(788)	10/8/2010	1997	32
Roanoke — Airport	Roanoke, VA	(4)	844	1,949	35	30	212	336	874	2,161	371	3,406	(488)	10/8/2010	1998	34
Washington, D.C. — Springfield	Springfield, VA	(4)	3,417	15,207	134	59	437	704	3,476	15,644	838	19,958	(2,244)	10/8/2010	2004	44
Washington, D.C. — Sterling	Sterling , VA	(4)	1,375	5,167	39	60	457	681	1,435	5,624	720	7,779	(994)	10/8/2010	1998	38
Washington, DC — Dulles Airport — Sterling	Sterling, VA	(4)	4,709	2,618	707	130	133	185	4,839	2,751	892	8,482	(683)	12/13/2012	1998	23
Washington, D.C. — Tysons Corner	Vienna, VA	(4)	3,716	12,425	49	74	471	817	3,790	12,896	866	17,552	(2,188)	10/8/2010	1999	39
Virginia Beach — Independence Blvd.	Virginia Beach, VA	(4)	1,769	6,115	43	84	318	574	1,853	6,433	617	8,903	(1,157)	10/8/2010	1996	31
Seattle — Bellevue — Downtown	Bellevue, WA	(4)	3,672	9,062	55	66	650	895	3,738	9,712	950	14,400	(1,561)	10/8/2010	1998	38
Seattle — Bellevue – Factoria	Bellevue, WA	(4)	2,697	8,912	55	44	920	1,028	2,741	9,832	1,083	13,656	(1,764)	10/8/2010	1997	32
Seattle — Redmond	Bellevue, WA	(4)	6,206	16,067	71	53	906	1,028	6,259	16,973	1,099	24,331	(2,752)	10/8/2010	1998	33
Seattle — Bothell — West	Bothell , WA	(4)	1,236	5,978	64	59	370	550	1,295	6,348	614	8,257	(1,150)	10/8/2010	2001	41
Seattle — Bothell — Canyon Park	Bothell, WA	(4)	2,266	7,932	57	87	570	900	2,353	8,502	957	11,812	(1,684)	10/8/2010	1998	39
Seattle — Everett – North	Everett, WA	(4)	1,175	6,615	38	51	427	704	1,226	7,042	742	9,010	(1,324)	10/8/2010	1997	37
Seattle — Everett – Silverlake	Everett, WA	(4)	4,008	9,000	54	47	458	865	4,055	9,458	919	14,432	(1,444)	10/8/2010	1999	40
Seattle — Federal Way	Federal Way, WA	(4)	761	4,918	38	77	479	629	838	5,397	667	6,902	(1,114)	10/8/2010	1999	39
Tacoma — Fife	Fife, WA	(4)	814	4,397	38	67	513	700	881	4,910	738	6,529	(1,051)	10/8/2010	1997	37
Seattle — Kent — Des Moines	Kent , WA	(4)	869	3,865	43	21	82	248	890	3,947	291	5,128	(890)	10/8/2010	1998	24
Seattle — Kent	Kent, WA	(4)	923	3,724	43	43	611	830	966	4,335	873	6,174	(875)	10/8/2010	1998	38
Seattle — Lynnwood	Lynnwood, WA	(4)	1,829	5,408	41	46	564	775	1,875	5,972	816	8,663	(1,089)	10/8/2010	1998	38
Seattle — Mukilteo	Mukilteo, WA	(4)	1,894	8,893	84	46	265	540	1,940	9,158	624	11,722	(1,430)	10/8/2010	2002	42
Tacoma — Puyallup	Puyallup, WA	(4)	994	3,934	43	33	31	182	1,027	3,965	225	5,217	(899)	10/8/2010	1998	23
Seattle — Renton	Renton, WA	(4)	1,714	5,924	62	68	593	1,146	1,782	6,517	1,208	9,507	(1,197)	10/8/2010	1998	39
Seattle — Northgate	Seattle, WA	(4)	1,214	8,655	86	67	512	763	1,281	9,167	849	11,297	(1,580)	10/8/2010	2002	42
Spokane — Valley	Spokane, WA	(4)	626	2,848	38	19	92	167	645	2,940	205	3,790	(698)	10/8/2010	1998	23
Tacoma — Hosmer	Tacoma, WA	(4)	734	3,436	46	27	86	207	761	3,522	253	4,536	(827)	10/8/2010	1999	24
Tacoma — South	Tacoma, WA	(4)	1,162	6,871	40	128	494	774	1,290	7,365	814	9,469	(1,184)	10/8/2010	1998	40
Seattle – Southcenter	Tukwila, WA	(4)	1,005	4,129	35	78	1,475	718	1,083	5,604	753	7,440	(1,109)	10/8/2010	1998	33
Seattle — Tukwila	Tukwila, WA	(4)	1,056	4,724	38	46	482	558	1,102	5,206	596	6,904	(1,111)	10/8/2010	1997	32

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2014 (continued)

(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount Carried at December 31, 2014
Description	Location	Encumbrances	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (3)
Olympia — Tumwater	Tumwater, WA	(4)	1,428	5,495	70	66	397	745	1,494	5,892	815	8,201	(1,150)	10/8/2010	2001	41
Portland — Vancouver	Vancouver, WA	(4)	1,122	5,671	42	69	525	759	1,191	6,196	801	8,188	(1,230)	10/8/2010	1997	37
Appleton — Fox Cities	Appleton, WI	(4)	1,129	3,042	39	74	151	381	1,203	3,193	420	4,816	(626)	10/8/2010	1997	37
Milwaukee — Brookfield	Brookfield, WI	(4)	2,579	5,647	49	51	297	469	2,630	5,944	518	9,092	(1,014)	10/8/2010	1998	38
Madison — Junction Court	Madison, WI	(4)	1,197	2,790	39	55	134	297	1,252	2,924	336	4,512	(559)	10/8/2010	1998	38
Madison — Old Sauk Rd.	Madison, WI	(4)	1,332	2,506	46	115	38	251	1,447	2,544	297	4,288	(527)	10/8/2010	1998	39
Milwaukee — Waukesha	Waukesha, WI	(4)	1,311	3,215	44	75	100	383	1,386	3,315	427	5,128	(651)	10/8/2010	1997	37
Milwaukee — Wauwatosa	Wauwatosa, WI	(4)	1,732	5,151	44	76	251	786	1,808	5,402	830	8,040	(812)	10/8/2010	1997	41

Land Available for Development	Bloomington, MN		1,821	—	—	(146)	—	—	1,675	—	—	1,675	—	10/8/2010

ESH Hospitality, Inc. and Subsidiaries, Investment In Real Estate			$1,306,246	$2,650,736	$48,463	$48,050	$243,994	$389,119	$1,354,296	$2,894,730	$437,582	$4,686,608	$(606,960)

Canada Operating Lessee	Canada		—	—	544	121	9	5,023	121	9	5,567	5,697	(1,640)	10/8/2010
Impairment on the Operating Lessees (5)	Various		—	—	—	(1,582)	(718)	—	(1,582)	(718)	—	(2,300)	—
Management Business	Charlotte, NC		—	—	—	—	—	19,957	—	—	19,957	19,957	(13,914)	9/1/2011

Extended Stay America, Inc. and Subsidiaries, Investment in Real Estate			$1,306,246	$2,650,736	$49,007	$46,589	$243,285	$414,099	$1,352,835	$2,894,021	$463,106	$4,709,962	$(622,514)

(1)	Costs capitalized subsequent to acquisition are presented net of disposals, impairments charges and translation of real estate denominated in foreign currency.
(2)	The aggregate cost for federal income tax purposes as of December 31, 2014 for Extended Stay America, Inc. and ESH Hospitality, Inc. was $4,715,593 and $4,703,781, respectively.
(3)	Depreciable lives are based on the largest asset — hotel building(s); however, a portion of the real estate at each hotel property consists of items with a useful life less than that of the building(s).
(4)	Each of these properties serve as collateral for ESH REIT’s $2.52 billion 2012 Mortgage Loan.
(5)	Each of these capitalized costs is net of impairment charges. For real estate owned as of December 31, 2014, the total cumulative impairment charges recognized by ESH REIT and the Operating Lessees were $2,733 and $2,300, respectively.
(6)	The majority of the depreciable real estate at this property consists of furniture, fixtures and equipment, which have estimated useful lives of 1 to 10 years.

Extended Stay America, Inc. and Subsidiaries and

ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation

(in thousands)

A summary of activity of investment in real estate and accumulated depreciation is as follows:

The Company’s changes in investment in real estate for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Balance, beginning of period	$4,566,688	$4,385,964	$3,996,335
Additions during period:
Capital expenditures	167,910	180,157	271,222
Acquisitions	—	16,429	131,831
Deductions during period:
Dispositions and other	22,336	12,532	12,004
Impairment	2,300	3,330	1,420

Balance, end of period	$4,709,962	$4,566,688	$4,385,964

The Company’s changes in accumulated depreciation for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Balance, beginning of period	$439,371	$275,342	$152,203
Additions during period:
Depreciation	185,833	166,679	128,564
Deductions during period:
Dispositions and other	2,690	2,650	5,425

Balance, end of period	$622,514	$439,371	$275,342

ESH REIT’s changes in investment in real estate for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Balance, beginning of period	$4,546,418	$4,385,964	$3,996,335
Additions during period:
Capital expenditures	162,131	179,104	271,222
Acquisitions	—	16,429	131,831
Deductions during period:
Dispositions and other	21,941	31,749	12,004
Impairment	—	3,330	1,420

Balance, end of period	$4,686,608	$4,546,418	$4,385,964

ESH REIT’s changes in accumulated depreciation for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Balance, beginning of period	$426,479	$275,342	$152,203
Additions during period:
Depreciation	183,033	165,998	128,564
Deductions during period:
Dispositions and other	2,552	14,861	5,425

Balance, end of period	$606,960	$426,479	$275,342

(concluded)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Controls and Procedures (Extended Stay America, Inc.)

Disclosure Controls and Procedures

As of December 31, 2014, Extended Stay America, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of Extended Stay America, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of Extended Stay America, Inc. concluded that the disclosure controls and procedures of Extended Stay America, Inc. were effective to ensure that information required to be disclosed in the reports that Extended Stay America, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of Extended Stay America, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in Extended Stay America, Inc.’s internal control over financial reporting that occurred during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, Extended Stay America, Inc.’s internal control over financial reporting.

In December 2014, Extended Stay America, Inc. announced that Mr. Halkyard will permanently assume the Chief Financial Officer position, effective January 5, 2015.

Ross McCanless, Chief Legal Officer and General Counsel of Extended Stay America, Inc., resigned from Extended Stay America, Inc. effective November 30, 2014. In December 2014, Extended Stay America, Inc. announced the appointment of John R. Dent to this position, effective January 5, 2015.

Management’s Report on Internal Control over Financial Reporting

The management of Extended Stay America, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The management of Extended Stay America, Inc., under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of its internal control over financial reporting for Extended Stay America, Inc. as of December 31, 2014. The assessment was performed using the criteria for effective internal control reflected in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the assessment of the system of internal control for Extended Stay America, Inc., the management of Extended Stay America, Inc. believes that as of December 31, 2014, internal control over financial reporting of Extended Stay America, Inc. was effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Extended Stay America, Inc.

Charlotte, North Carolina

We have audited the internal control over financial reporting of Extended Stay America, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 26, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

February 26, 2015

Controls and Procedures (ESH Hospitality, Inc.)

Disclosure Controls and Procedures

As of December 31, 2014, ESH Hospitality, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of ESH Hospitality, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of ESH Hospitality, Inc. concluded that the disclosure controls and procedures of ESH Hospitality, Inc. were effective to ensure that information required to be disclosed in the reports that ESH Hospitality, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of ESH Hospitality, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in ESH Hospitality, Inc.’s internal control over financial reporting that occurred during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, ESH Hospitality, Inc.’s internal control over financial reporting.

In December 2014, ESH Hospitality, Inc. announced that Mr. Halkyard will permanently assume the Chief Financial Officer position, effective January 5, 2015.

Ross McCanless, Chief Legal Officer and General Counsel of ESH Hospitality, Inc., resigned from ESH Hospitality, Inc. effective November 30, 2014. In December 2014, ESH Hospitality, Inc. announced the appointment of John R. Dent to this position, effective January 5, 2015.

Management’s Report on Internal Control over Financial Reporting

The management of ESH Hospitality, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The management of ESH Hospitality, Inc., under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of its internal control over financial reporting for ESH Hospitality, Inc. as of December 31, 2014. The assessment was performed using the criteria for effective internal control reflected in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the assessment of the system of internal control for ESH Hospitality, Inc., the management of ESH Hospitality, Inc. believes that as of December 31, 2014, internal control over financial reporting of ESH Hospitality, Inc. was effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

ESH Hospitality, Inc.

Charlotte, North Carolina

We have audited the internal control over financial reporting of ESH Hospitality, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 26, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

February 26, 2015

Item 9B.	Other Information

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”), which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone by Travelport Limited and Travelport Worldwide Limited, which may be considered the Company’s affiliates.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information regarding our directors and nominees for director required by Item 401 of Regulation S-K will be included under the headings “Proposal 1—Election of Directors” in our Proxy Statements prepared for the solicitation of proxies in connection with our annual Meetings of Shareholders to be held May 21, 2015 (“Proxy Statements”), which information is incorporated by reference herein.

Information regarding our executive officers required by Item 401(b) of Regulation S-K will be included under the heading “Executive Officers” in our Proxy Statements, which information is incorporated by reference herein.

Information required by Item 405 of Regulation S-K will be included under the headings “Stock—Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statements, which information is incorporated by reference herein.

Information required by Item 406 of Regulation S-K will be included under the headings “Corporate Governance and Board Matters—Code of Business Conduct and Ethics” in our Proxy Statements, which information is incorporated by reference herein.

Information required by paragraphs (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K will be included under the headings “Questions and Answers About the Proxy Materials and the Annual Meeting” and “Corporate Governance and Board Matters” in our Proxy Statements, which information is incorporated by reference herein.

Item 11.	Executive Compensation

The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulations S-K regarding executive compensation will be presented under the headings “Executive Compensation—Compensation Discussion and Analysis” and “Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” in our Proxy Statements, which information is incorporated by reference herein. Notwithstanding the foregoing, the information provided under the headings “Executive Compensation—Report of the Compensation Committee” in our Proxy Statements is furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding the security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be presented under the headings “Stock—Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statements, which information is incorporated by reference herein.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2014 with respect to the Paired Shares that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	473,908	(1)	—	7,419,824	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	473,908	(1)	—	7,419,824	(2)

(1)	Includes 471,315 Paired Shares underlying time-vesting restricted stock unit awards made under the Extended Stay America, Inc. Long-Term Incentive Plan and 2,593 Paired Shares underlying time-vesting restricted stock unit awards made under the ESH Hospitality, Inc. Long-Term Incentive Plan.
(2)	This number represents the aggregate number of securities available for future issuance under both the Extended Stay America, Inc. Long-Term Incentive Plan and the ESH Hospitality, Inc. Long-Term Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information regarding certain relationships and related transactions required by Item 404 and Item 407(a) of Regulation S-K will be presented under the headings “Certain Relationships and Related Party Transactions” in our Proxy Statements, which information is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services

The information regarding our principal accounting fees and services required by Item 9(e) of Schedule 14A will be presented under the heading “Independent Registered Public Accounting Firm’s Fees and Services” in our Proxy Statements, which information is incorporated by reference herein.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1) Financial Statements

See “Item 8—Financial Statements and Supplementary Data.”

(a)	(2) Financial Statement Schedules

See “Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2014” included in Item 8 of this combined annual report on Form 10-K.

(a)	(3) List of Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certification of Incorporation of Extended Stay America, Inc. (filed as Exhibit 3.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Extended Stay America, Inc. (filed as Exhibit 3.2 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

3.3	Amended and Restated Certificate of Incorporation of ESH Hospitality, Inc. (filed as Exhibit 3.3 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

3.4	Bylaws of ESH Hospitality, Inc. (filed as Exhibit 3.4 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

4.1	Specimen Stock Certificate of Extended Stay America, Inc. (filed as Exhibit 4.1 to the Registrants’ Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

4.2	Specimen Stock Certificate of ESH Hospitality, Inc. (filed as Exhibit 4.1.1 to the Registrants’ Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

4.3	Stockholders Agreement, by and among Extended Stay America, Inc., ESH Hospitality, Inc. and the Sponsor Shareholders (as defined therein), dated November 18, 2013 (filed as Exhibit 4.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

4.4	Registration Rights Agreement, among Extended Stay America, Inc., ESH Hospitality, Inc. and the other parties listed therein, dated November 18, 2013 (filed as Exhibit 4.2 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

4.5	Pairing Agreement between Extended Stay America, Inc. and ESH Hospitality, Inc., dated November 12, 2013 (filed as Exhibit 4.3 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

10.1	Management Agreement, between ESA P Portfolio Operating Lessee LLC and ESA Management, LLC, dated November 11, 2013 (filed as Exhibit 10.3 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

Exhibit Number	Description

10.1.1	First Amendment to Management Agreement, between ESA P Portfolio Operating Lessee LLC and ESA Management, LLC, dated July 28, 2014 (filed as Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q (File No. 001-36190) filed November 7, 2014, and incorporated herein by reference).

10.2	Management Agreement, between ESA 2007 Operating Lessee LLC and ESA Management, LLC, dated November 11, 2013 (filed as Exhibit 10.4 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

10.3	Management Agreement, between ESA Canada Operating Lessee ULC and ESA Management, LLC and HVM Canada Hotel Management ULC, dated November 11, 2013 (filed as Exhibit 10.5 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

10.4	Management Agreement, between ESA LVP Operating Lessee LLC and ESA Management, LLC, dated December 31, 2013 (filed as Exhibit 10.4 to the Registrants’ Annual Report on Form 10-K (File No. 001-36190) filed March 20, 2014, and incorporated herein by reference).

10.5	Trademark License Agreement, dated as of October 8, 2010, by and between ESH Strategies Branding LLC and ESA P Portfolio Operating Lessee Inc. (filed as Exhibit 10.4 to the Registrants’ Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.5.1	First Amendment to Trademark License Agreement, dated as of November 30, 2012, by and between ESH Strategies Branding LLC and ESA P Portfolio Operating Lessee Inc. (filed as Exhibit 10.4.1 to the Registrants’ Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.5.2	Second Amendment to Trademark License Agreement, dated as of December 13, 2012, by and between ESH Strategies Branding LLC and ESA P Portfolio Operating Lessee Inc. (filed as Exhibit 10.4.2 to the Registrants’ Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.5.3	Third Amendment to Trademark License Agreement, dated as of July 28, 2014, by and between ESH Strategies Branding LLC and ESA P Portfolio Operating Lessee Inc. (filed as Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q (File No. 001-36190) filed November 7, 2014, and incorporated herein by reference).

10.6	Trademark License Agreement, dated as of October 8, 2010, by and between ESH Strategies Branding LLC and ESA 2007 Operating Lessee Inc. (filed as Exhibit 10.5 to the Registrants’ Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.7	Trademark License Agreement, dated as of December 31, 2013, by and between ESH Strategies Branding LLC and ESA LVP Operating Lessee (filed as Exhibit 10.7 to the Registrants’ Annual Report on Form 10-K (File No. 001-36190) filed March 20, 2014, and incorporated herein by reference).

10.8	Trademark License Agreement, dated as of October 8, 2010, by and between ESH Strategies Branding LLC and ESA Canada Operating Lessee Inc. (filed as Exhibit 10.7 to the Registrants’ Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.8.1	First Amendment to Trademark License Agreement, dated as of November 30, 2012, by and between ESH Strategies Branding LLC and ESA Canada Operating Lessee Inc. (filed as Exhibit 10.7.1 to the Registrants’ Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

Exhibit Number	Description

10.9	Loan Agreement, dated as of November 30, 2012, by and among ESA P Portfolio LLC, ESA P Portfolio MD Borrower LLC, ESA Canada Properties Borrower LLC and ESH/TN Properties LLC, as Borrowers, and ESA P Portfolio MD Trust, as Maryland Owner, ESA Canada Administrator L.L.C., as Signatory Trustee, ESA Canada Properties Trust, as Canadian Trust, ESA P Portfolio Operating Lessee Inc. and ESA Canada Operating Lessee Inc., collectively, as Operating Lessee, New ESA Canada Operating Lessee LLC and New ESA P Portfolio Operating Lessee LLC, collectively, as Operating Lessee Holdco, and JPMorgan Chase Bank, National Association, German American Capital Corporation, Citigroup Global Markets Realty Corp., Bank of America, N.A. and Goldman Sachs Mortgage Company, collectively, as Lender (filed as Exhibit 10.8 to the Registrants’ Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.9.1	First Amendment to Loan Agreement, dated as of January 31, 2013, by and among ESA P Portfolio LLC, ESA P Portfolio MD Borrower LLC, ESA Canada Properties Borrower LLC and ESH/TN Properties LLC, as Borrowers, and ESA P Portfolio MD Trust, as Maryland Owner, ESA Canada Administrator L.L.C., as Signatory Trustee, ESA Canada Properties Trust, as Canadian Trust, ESA P Portfolio Operating Lessee Inc. and ESA Canada Operating Lessee Inc., collectively, as Operating Lessee, New ESA Canada Operating Lessee LLC and New ESA P Portfolio Operating Lessee LLC, collectively, as Operating Lessee Holdco, and JPMorgan Chase Bank, National Association, German American Capital Corporation, Citigroup Global Markets Realty Corp., Bank of America, N.A. and Goldman Sachs Mortgage Company, collectively, as Lender (filed as Exhibit 10.9.1 to the Registrants’ Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.10	Mezzanine A Loan Agreement, dated as of November 30, 2012, by and among ESH Mezzanine A LLC, ESH Mezzanine A-2 LLC, ESH Canada Mezzanine A LLC and ESH Canada Mezzanine A-2 LLC, collectively, as Borrower, and JPMorgan Chase Bank, National Association, German American Capital Corporation, Citigroup Global Markets Realty Corp., Bank of America, N.A. and Goldman Sachs Mortgage Company, collectively, as Lender (filed as Exhibit 10.10 to the Registrants’ Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.11	Mezzanine B Loan Agreement, dated as of November 30, 2012, by and among ESH Mezzanine B LLC, ESH Mezzanine B-2 LLC, ESH Canada Mezzanine B LLC and ESH Canada Mezzanine B-2 LLC, collectively, as Borrower, and JPMorgan Chase Bank, National Association, German American Capital Corporation, Citigroup Global Markets Realty Corp., Bank of America, N.A. and Goldman Sachs Mortgage Company, collectively, as Lender (filed as Exhibit 10.11 to the Registrants’ Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.12	Mezzanine C Loan Agreement, dated as of November 30, 2012, by and among ESH Mezzanine C LLC, ESH Mezzanine C-2 LLC, ESH Canada Mezzanine C LLC and ESH Canada Mezzanine C-2 LLC, collectively, as Borrower, and JPMorgan Chase Bank, National Association, German American Capital Corporation, Citigroup Global Markets Realty Corp., Bank of America, N.A. and Goldman Sachs Mortgage Company, collectively, as Lender (filed as Exhibit 10.12 to the Registrants’ Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.13	Intercreditor Agreement, dated as of November 30, 2012 (filed as Exhibit 10.14 to the Registrants’ Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

Exhibit Number	Description

10.14†	Employment Agreement by and between HVM L.L.C. and James L. Donald entered into as of February 21, 2012 (filed as Exhibit 10.15 to the Registrants’ Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.14.1†	Acknowledgment of Assumption executed by James L. Donald on October 15, 2013 (filed as Exhibit 10.15.1 to the Registrants’ Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.15.1†	Employment Agreement by and between HVM L.L.C. and Peter Crage entered into as of July 7, 2011 (filed as Exhibit 10.16.1 to the Registrants’ Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.15.2†	First Amendment to Employment Agreement by and between HVM L.L.C. and Peter Crage entered into as of January 31, 2012 (filed as Exhibit 10.16.2 to the Registrants’ Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.15.3†	Waiver and Acknowledgement executed by Peter Crage on October 9, 2013 (filed as Exhibit 10.16.3 to the Registrants’ Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.15.4†	Acknowledgment of Assumption executed by Peter Crage on October 9, 2013 (filed as Exhibit 10.16.4 to the Registrants’ Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.16†	Employment Agreement by and between HVM L.L.C. and Thomas Seddon entered into as of March 26, 2012 (filed as Exhibit 10.17 to the Registrants’ Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.16.1†	Acknowledgment of Assumption executed by Thomas Seddon on October 16, 2013 (filed as Exhibit 10.17.1 to the Registrants’ Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.17†	Amended and Restated Employment Agreement by and between ESA Management, LLC and Jonathan Halkyard entered into as of December 16, 2014 (filed as Exhibit 10.3 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed December 17, 2014, and incorporated herein by reference).

10.18†	Employment Agreement by and between HVM L.L.C. and M. Thomas Buoy entered into as of August 24, 2011 (filed as Exhibit 10.19 to the Registrants’ Amendment No.3 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.18.1†	First Amendment to Employment Agreement by and between HVM L.L.C. and M. Thomas Buoy (filed as Exhibit 10.19.1 to the Registrants’ Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.18.2†	Second Amendment to Employment Agreement by and between HVM L.L.C. and M. Thomas Buoy entered into as of October 17, 2013 (filed as Exhibit 10.19.2 to the Registrants’ Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.18.3†	Waiver and Acknowledgement executed by M. Thomas Buoy on October 17, 2013 (filed as Exhibit 10.19.3 to the Registrants’ Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

Exhibit Number	Description

10.18.4†	Acknowledgment of Assumption executed by M. Thomas Buoy on October 17, 2013 (filed as Exhibit 10.19.4 to the Registrants’ Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.19†	Extended Stay America, Inc. 2013 Long-Term Incentive Plan, adopted as of November 12, 2013 (filed as Exhibit 10.6 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

10.20†	ESH Hospitality, Inc. 2013 Long-Term Incentive Plan, adopted as of November 12, 2013 (filed as Exhibit 10.7 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

10.21	Lease Agreement, dated as of October 8, 2010, by and between ESA P Portfolio, L.L.C., ESA P Portfolio MD Trust, and ESH/TN Properties L.L.C., individually and collectively as Landlord, and ESA P Portfolio Operating Lessee Inc., as Tenant (filed as Exhibit 10.23 to the Registrants’ Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.21.1	First Amendment to Lease Agreement, dated as of April 9, 2012, by and between ESA P Portfolio L.L.C., ESA P Portfolio MD Trust, and ESH/TN Properties L.L.C., individually and collectively as Landlord, and ESA P Portfolio Operating Lessee Inc., as Tenant (filed as Exhibit 10.23.1 to the Registrants’ Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.21.2	Second Amendment to Lease Agreement, dated as of November 30, 2012, by and between ESA P Portfolio L.L.C., ESA P Portfolio MD Trust, and ESH/TN Properties L.L.C., individually and collectively as Landlord, and ESA P Portfolio Operating Lessee Inc., as Tenant (filed as Exhibit 10.23.2 to the Registrants’ Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.21.3	Third Amendment to Lease Agreement, dated as of December 13, 2012, by and between ESA P Portfolio L.L.C., ESA P Portfolio MD Trust, and ESH/TN Properties L.L.C., individually and collectively as Landlord, and ESA P Portfolio Operating Lessee Inc., as Tenant (filed as Exhibit 10.23.3 to the Registrants’ Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.21.4	Fourth Amendment to Lease Agreement, dated as of April 15, 2013, by and between ESA P Portfolio L.L.C., ESA P Portfolio MD Trust, and ESH/TN Properties L.L.C., individually and collectively as Landlord, and ESA P Portfolio Operating Lessee Inc., as Tenant (filed as Exhibit 10.23.4 to the Registrants’ Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.21.5	Fifth Amendment to Lease Agreement, dated as of November 11, 2013, by and between ESA P Portfolio L.L.C., ESA P Portfolio MD Trust and ESH/TN Properties L.L.C., individually and collectively as Landlord, and ESA P Portfolio Operating Lessee LLC, as Tenant (filed as Exhibit 10.8 to the Registrants’ Current Report on Form 8-K (File No. 001- 36190) filed November 18, 2013, and incorporated herein by reference).

10.21.6	Sixth Amendment to Lease Agreement, dated as of July 28, 2014, by and between ESA P Portfolio L.L.C., ESA P Portfolio MD Trust, and ESH/TN Properties L.L.C., individually and collectively as Landlord, and ESA P Portfolio Operating Lessee LLC, as Tenant (filed as Exhibit 10.3 to the Registrants’ Quarterly Report on Form 10-Q (File No. 001-36190) filed November 7, 2014, and incorporated herein by reference).

Exhibit Number	Description

10.22	Lease Agreement, dated as of October 8, 2010, by and between ESA Canada Administrator L.L.C., as Landlord, and ESA Canada Properties Trust, as Beneficial Owner, and ESA Canada Operating Lessee Inc., as Tenant (filed as Exhibit 10.24 to the Registrants’ Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.22.1	First Amendment to Lease Agreement, dated as of November 30, 2012 and effective as of January 1, 2012, by and between ESA Canada Administrator L.L.C., as Landlord, ESA Canada Properties Trust, as Beneficial Owner, and ESA Canada Operating Lessee Inc., as Tenant (filed as Exhibit 10.24.1 to the Registrants’ Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.22.2	Second Amendment to Lease Agreement, dated as of November 11, 2013, by and between ESA Canada Administrator L.L.C., as Landlord, ESA Canada Properties Trust, as Beneficial Owner, and ESA Canada Operating Lessee ULC, as Tenant (filed as Exhibit 10.9 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

10.23	Lease Agreement, dated as of October 8, 2010, by and between ESA UD Properties L.L.C., as Landlord, and ESA 2007 Operating Lessee Inc., as Tenant (filed as Exhibit 10.25 to the Registrants’ Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.23.1	First Amendment to Lease Agreement, by and between ESA UD Properties L.L.C., as Landlord, and ESA 2007 Operating Lessee Inc., as Tenant, dated November 11, 2013 (filed as Exhibit 10.10 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

10.24	Lease Agreement, dated as of December 31, 2013, by and between ESA LVP Portfolio LLC, as Landlord, and ESA LVP Operating Lessee LLC, as Tenant (filed as Exhibit 10.7 to the Registrants’ Annual Report on Form 10-K (File No. 001-36190) filed March 20, 2014, and incorporated herein by reference).

10.25	Form of Indemnification Agreement between Extended Stay America, Inc. and Directors and Executive Officers (filed as Exhibit 10.27 to the Registrants’ Amendment No. 8 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.26	Form of Indemnification Agreement between ESH Hospitality, Inc. and Directors and Executive Officers (filed as Exhibit 10.28 to the Registrants’ Amendment No. 8 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.27	Credit Agreement among Extended Stay America, Inc., as Borrower, The Several Lenders from Time to Time Parties Thereto, Deutsche Bank AG New York Branch, Goldman Sachs Lending Partners LLC, Citibank, N.A., Bank of America, N.A., Barclays Bank PLC, Morgan Stanley Senior Funding, Inc. and Macquarie Capital (USA) Inc., as Syndication Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated November 18, 2013 (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

10.27.1*	First Amendment to Credit Agreement, dated as of June 23, 2014, among Extended Stay America, Inc., the Borrower, The Lenders Signatory Thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

Exhibit Number	Description

10.28	Credit Agreement among ESH Hospitality, Inc., as Borrower, The Several Lenders from Time to Time Parties Thereto, Deutsche Bank AG New York Branch, Goldman Sachs Lending Partners LLC, Citibank, N.A., Bank of America, N.A., Barclays Bank PLC, Morgan Stanley Senior Funding, Inc. and Macquarie Capital (USA) Inc., as Syndication Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated November 18, 2013 (filed as Exhibit 10.2 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

10.28.1*	First Amendment to Credit Agreement, dated as of June 23, 2014, among ESH Hospitality, Inc., the Borrower, The Lenders Signatory Thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.29†*	Extended Stay America Incentive Plan for Executives (as implemented for 2014).

10.30†	Second Amended and Restated Restricted Paired Share Agreement, by and among ESH Hospitality Holdings LLC, Extended Stay America, Inc. and ESH Hospitality, Inc., dated as of March 10, 2014 (filed as Exhibit 10.31 to the Registrants’ Annual Report on Form 10-K (File No. 001-36190) filed March 20, 2014, and incorporated herein by reference).

10.31†	Form of Share Distribution Notice (filed as Exhibit 10.32 to the Registrants’ Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.32†	Extended Stay America, Inc. Executive Severance Plan, adopted June 19, 2014 (file as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed June 23, 2014, and incorporated herein by reference).

10.33†	Form of Participation Agreement under the Extended Stay America, Inc. Executive Severance Plan (Employees of ESA Management, LLC) (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36190) filed June 23, 2014, and incorporated herein by reference).

10.34	Credit Agreement among ESH Hospitality, Inc., as Borrower, the Several Lenders from Time to Time Parties Thereto, Goldman Sachs Bank USA, Citigroup Global Markets Inc., Deutsche Bank Securities, Inc. and J.P. Morgan Securities LLC, as Syndication Agents, and Goldman Sachs Bank USA, as Administrative Agent, dated as of June 23, 2014 (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed June 27, 2014, and incorporated herein by reference).

10.35†	Consulting Agreement, dated as of July 21, 2014, between ESA Management, LLC and Peter Crage (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed July 21, 2014, and incorporated herein by reference).

10.36†	Letter Agreement, dated as of December 11, 2014, between Extended Stay America, Inc. and ESH Hospitality, Inc. and John R. Dent (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed December 17, 2014, and incorporated herein by reference).

10.37†	Letter Agreement, dated as of December 9, 2014, between Extended Stay America, Inc. and Tom Bardenett (filed as Exhibit 10.2 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed December 17, 2014, and incorporated herein by reference).

21.1*	List of Subsidiaries of Extended Stay America, Inc.

23.1*	Consent of Deloitte & Touche LLP.

23.2*	Consent of Deloitte & Touche LLP.

31.1*	Certification of the Chief Executive Officer of Extended Stay America, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

31.2*	Certification of the Chief Financial Officer of Extended Stay America, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of the Chief Executive Officer of ESH Hospitality, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of the Chief Financial Officer of ESH Hospitality, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer of Extended Stay America, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Executive Officer and the Chief Financial Officer of ESH Hospitality, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Section 13(r) disclosure.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXTENDED STAY AMERICA, INC.

By:	/s/ JAMES L. DONALD
James L. Donald
Chief Executive Officer

Date: February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES L. DONALD James L. Donald	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2015

/s/ JONATHAN S. HALKYARD Jonathan S. Halkyard	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2015

/s/ DOUGLAS G. GEOGA Douglas G. Geoga	Director	February 26, 2015

/s/ WILLIAM KUSSELL William Kussell	Director	February 26, 2015

/s/ RICHARD F. WALLMAN Richard F. Wallman	Director	February 26, 2015

/s/ A.J. AGARWAL A.J. Agarwal	Director	February 26, 2015

/s/ MICHAEL BARR Michael Barr	Director	February 26, 2015

/s/ WILLIAM D. RAHM William D. Rahm	Director	February 26, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESH HOSPITALITY, INC.

By:	/s/ JAMES L. DONALD
James L. Donald
Chief Executive Officer

Date: February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES L. DONALD James L. Donald	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2015

/s/ JONATHAN S. HALKYARD Jonathan S. Halkyard	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2015

/s/ DOUGLAS G. GEOGA Douglas G. Geoga	Director	February 26, 2015

/s/ RICHARD F. WALLMAN Richard F. Wallman	Director	February 26, 2015

/s/ CHRIS DANIELLO Chris Daniello	Director	February 26, 2015

/s/ KEVIN DINNIE Kevin Dinnie	Director	February 26, 2015

/s/ LISA PALMER Lisa Palmer	Director	February 26, 2015

/s/ TY WALLACH Ty Wallach	Director	February 26, 2015