Form 10-Q
period 2015-03-31
Extended Stay America, Inc.; ESH Hospitality, Inc.
filed 2015-04-30
CIK 1581164, 1507563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes   ☒    No  ☐

204,603,940 shares of common stock, par value $0.01 per share, of Extended Stay America, Inc., which are attached to and traded together with 204,603,940 shares of Class B common stock, par value $0.01 per share, of ESH Hospitality, Inc., and 250,493,583 shares of Class A common stock, par value $0.01 per share, of ESH Hospitality, Inc., were all outstanding as of April 27, 2015.

EXTENDED STAY AMERICA, INC.

ESH HOSPITALITY, INC.

QUARTERLY REPORT ON FORM 10-Q

ABOUT THIS COMBINED QUARTERLY REPORT

This combined quarterly report on Form 10-Q is filed by Extended Stay America, Inc., a Delaware corporation (the “Corporation”), and its controlled subsidiary, ESH Hospitality, Inc., a Delaware corporation (“ESH REIT”). Both the Corporation and ESH REIT have securities that have been registered under the Securities Act of 1933, as amended (the “Securities Act”), which are publicly traded and listed on the New York Stock Exchange (the “NYSE”) as Paired Shares, as defined herein. As further discussed below, unless otherwise indicated or the context requires, the terms “the Company,” “Extended Stay,” “Extended Stay America,” “we,” “our” and “us” refer to the Corporation, ESH REIT and their subsidiaries considered as a single enterprise.

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

This combined quarterly report on Form 10-Q presents the following sections or portions of sections for each of the Company, on a consolidated basis, and ESH REIT, where applicable:

•	Part I Item 1 – Unaudited Financial Statements.

•	Part I Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part I Item 3 – Quantitative and Qualitative Disclosures About Market Risk.

As required by the Financial Accounting Standards Board (“FASB”) ASC 810, “Consolidations,” due to the Corporation’s controlling financial interest in ESH REIT, the Corporation consolidates ESH REIT’s financial position, results of operations, comprehensive income and cash flows with those of the Corporation. As such, management’s discussion and analysis of financial condition and results of operations and financial statements are presented herein for each of the Company, on a consolidated basis, and ESH REIT. The Corporation’s stand-alone financial condition and related information is discussed herein where applicable. In addition, with respect to other financial and non-financial disclosure items required by Form 10-Q, any material differences between the Corporation and ESH REIT are discussed separately herein.

This report also includes separate Part I Item 4—Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of Extended Stay America, Inc. and ESH Hospitality, Inc. in order to establish that the Chief Executive Officer and the Chief Financial Officer of Extended Stay America, Inc. and the Chief Executive Officer and the Chief Financial Officer of ESH Hospitality, Inc. have made the requisite certifications and that Extended Stay America, Inc. and ESH Hospitality, Inc. are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This combined quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical facts included in this combined quarterly report on Form 10-Q may be forward-looking.

Statements herein regarding our ongoing hotel reinvestment program, our ability to meet our debt service obligations, our future capital expenditures, our distribution policies, our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position and our business outlook, business trends and other information referred to under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include forward-looking statements. When used in this combined quarterly report on Form 10-Q, the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “will,” “look forward to” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this combined quarterly report on Form 10-Q. Such risks, uncertainties and other important factors include, but are not limited to:

•	changes in U.S. general and local economic activity and the impact of these changes on consumer demand for lodging and related services in general and for extended stay lodging in particular;

•	levels of spending in the business, travel and leisure industries, as well as consumer confidence;

•	increased competition and the over-building of hotels in our markets;

•	fluctuations in the supply and demand for hotel rooms;

•	changes in the tastes and preferences of our customers;

•	the seasonal and cyclical nature of the real estate and lodging businesses;

•	interruptions in transportation systems, which may result in reduced business or leisure travel;

•	events beyond our control, such as war, terrorist attacks, travel-related health concerns, natural disasters, and severe weather;

•	our ability to implement our business strategies profitably;

•	the availability of capital for renovations and future acquisitions;

•	our ability to integrate and successfully operate any hotel properties acquired, developed or built in the future and the risks associated with these hotel properties;

•	the high fixed cost of hotel operations;

•	our ability to retain the services of certain members of our management;

•	incidents or adverse publicity concerning our hotels or other extended stay hotels;

•	decreases in brand loyalty due to increasing use of internet reservation channels;

•	changes in distribution arrangements, such as those with internet travel intermediaries;

•	our ability to keep pace with improvements in technology utilized for reservations systems and other operating systems;

•	the occurrence of cybersecurity incidents;

•	our ability to protect our trademarks and other intellectual property;

•	the ability of ESH REIT to qualify, and remain qualified, as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”);

•	actual or constructive ownership (including deemed ownership by virtue of certain attribution provisions under the Code) of Paired Shares by investors who we do not control, which may cause ESH REIT to fail to meet the REIT income tests;

•	changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs or changes in interpretations thereof or increased taxes resulting from tax audits;

•	our relationships with associates and changes in labor laws;

•	the cost of compliance with and liabilities under environmental, health and safety laws;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	changes in local market or neighborhood conditions which may diminish the value of real property;

•	increases in interest rates and operating costs;

•	our substantial indebtedness and debt service obligations, including material increases in our cost of borrowing;

•	our ability to access credit or capital markets;

•	inadequate insurance coverage;

•	adverse litigation judgments or settlements; and

•	our status as a “controlled company.”

There may be other factors that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed in our combined annual report on Form 10-K filed with the SEC on February 26, 2015 and in other filings with the SEC. You should evaluate all forward-looking statements made in this combined quarterly report on Form 10-Q in the context of these risks and uncertainties.

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

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2015 AND DECEMBER 31, 2014

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $670,827 and $622,514	$4,061,068	$4,087,448
RESTRICTED CASH	176,864	73,382
CASH AND CASH EQUIVALENTS	71,888	121,324
INTANGIBLE ASSETS - Net of accumulated amortization of $6,157 and $5,814	31,313	31,656
GOODWILL	55,633	55,633
DEFERRED FINANCING COSTS - Net of accumulated amortization of $26,564 and $24,107	34,614	37,071
ACCOUNTS RECEIVABLE - Net of allowance for doubtful accounts of $3,828 and $2,762	28,771	26,552
DEFERRED TAX ASSETS	4,618	—
OTHER ASSETS	46,003	48,054

TOTAL ASSETS	$4,510,772	$4,481,120

LIABILITIES AND EQUITY
LIABILITIES:
Mortgage loans payable	$2,518,049	$2,518,049
Term loan facility payable - Net of unaccreted discount of $1,586 and $1,680	364,877	373,320
Revolving credit facilities	25,000	—
Mandatorily redeemable preferred stock—$0.01 par value, $1,000 redemption value, 8.0%, 350,000,000 shares authorized, 21,202 shares issued and outstanding as of March 31, 2015 and December 31, 2014	21,202	21,202
Accounts payable and accrued liabilities	189,411	172,440
Deferred tax liabilities	7,354	6,792

Total liabilities	3,125,893	3,091,803

COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Common stock - $0.01 par value, 3,500,000,000 shares authorized, 204,603,940 and 204,517,265 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	2,049	2,048
Additional paid in capital	779,327	779,447
Retained earnings	35,381	13,833
Accumulated other comprehensive loss	(6,877)	(5,810)

Total Extended Stay America, Inc. shareholders’ equity	809,880	789,518
Noncontrolling interests	574,999	599,799

Total equity	1,384,879	1,389,317

TOTAL LIABILITIES AND EQUITY	$4,510,772	$4,481,120

See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

REVENUES:
Room revenues	$283,298	$266,229
Other hotel revenues	4,293	4,087

Total revenues	287,591	270,316

OPERATING EXPENSES:
Hotel operating expenses	144,995	141,887
General and administrative expenses	23,500	23,105
Depreciation and amortization	49,183	45,327

Total operating expenses	217,678	210,319
OTHER INCOME	3	206

INCOME FROM OPERATIONS	69,916	60,203
OTHER NON-OPERATING EXPENSE	1,765	2,515
INTEREST EXPENSE, NET	31,317	36,548

INCOME BEFORE INCOME TAX EXPENSE	36,834	21,140
INCOME TAX EXPENSE	8,974	5,059

NET INCOME	27,860	16,081
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(6,312)	(5,291)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$21,548	$10,790

NET INCOME PER COMMON SHARE - BASIC	$0.11	$0.05

NET INCOME PER COMMON SHARE - DILUTED	$0.11	$0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	204,007	203,299

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	204,379	204,375

See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

NET INCOME	$27,860	$16,081
FOREIGN CURRENCY TRANSLATION LOSS, NET OF TAX	(2,565)	(167)

COMPREHENSIVE INCOME	25,295	15,914
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(4,814)	(5,297)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$20,481	$10,617

See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(In thousands)

(Unaudited)

					Accumulated
					Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Amount	Paid in Capital	Deficit	Loss	Equity	Interests	Equity
BALANCE - January 1, 2014	204,788	$2,048	$772,359	$(25,763)	$(4,068)	$744,576	$596,632	$1,341,208
Net income	—	—	—	10,790	—	10,790	5,291	16,081
Foreign currency translation (loss) income	—	—	—	—	(173)	(173)	6	(167)
ESH REIT common distributions	—	—	—	—	—	—	(16,416)	(16,416)
Equity-based compensation	(47)	—	2,091	—	—	2,091	370	2,461

BALANCE - March 31, 2014	204,741	$2,048	$774,450	$(14,973)	$(4,241)	$757,284	$585,883	$1,343,167

					Accumulated
					Other	Total
	Common Stock		Additional	Retained	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Amount	Paid in Capital	Earnings	Loss	Equity	Interests	Equity
BALANCE - January 1, 2015	204,517	$2,048	$779,447	$13,833	$(5,810)	$789,518	$599,799	$1,389,317
Net income	—	—	—	21,548	—	21,548	6,312	27,860
Foreign currency translation loss, net of tax	—	—	—	—	(1,067)	(1,067)	(1,498)	(2,565)
ESH REIT common distributions	—	—	—	—	—	—	(30,740)	(30,740)
ESH REIT preferred distributions	—	—	—	—	—	—	(4)	(4)
Equity-based compensation	87	1	(120)	—	—	(119)	1,130	1,011

BALANCE - March 31, 2015	204,604	$2,049	$779,327	$35,381	$(6,877)	$809,880	$574,999	$1,384,879

See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

OPERATING ACTIVITIES:
Net income	$27,860	$16,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48,840	44,984
Amortization of intangible assets	343	343
Foreign currency transaction loss	1,765	2,515
Amortization of deferred financing costs and accretion of debt discount	2,551	3,378
Amortization of above-market ground leases	(34)	(34)
Loss on disposal of property and equipment	1,574	2,055
Equity-based compensation	2,116	2,461
Deferred income tax benefit	(2,426)	(312)
Changes in assets and liabilities:
Accounts receivable, net	(2,258)	(4,316)
Other assets	1,050	(16,274)
Accounts payable and accrued liabilities	21,309	21,637

Net cash provided by operating activities	102,690	72,518

INVESTING ACTIVITIES:
Purchases of property and equipment	(34,205)	(49,422)
Increase in restricted cash and insurance collateral	(102,771)	(92,962)
Proceeds from insurance recoveries	233	1,276

Net cash used in investing activities	(136,743)	(141,108)

FINANCING ACTIVITIES:
Payments on term loan facility	(8,537)	—
Proceeds from revolving credit facilities	25,000	97,000
Payments on revolving credit facilities	—	(57,000)
Tax withholdings related to restricted stock unit settlements	(1,105)	—
ESH REIT common distributions	(30,776)	(16,416)
ESH REIT preferred distributions	(8)	—

Net cash (used in) provided by financing activities	(15,426)	23,584

CHANGES IN CASH AND CASH EQUIVALENTS DUE TO CHANGES IN FOREIGN CURRENCY EXCHANGE RATES	43	26

NET DECREASE IN CASH AND CASH EQUIVALENTS	(49,436)	(44,980)
CASH AND CASH EQUIVALENTS - Beginning of period	121,324	60,457

CASH AND CASH EQUIVALENTS - End of period	$71,888	$15,477

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$20,811	$22,384

Income tax payments - net of refunds of $54 and $136	$14,347	$2,937

NONCASH INVESTING ACTIVITY:
Capital expenditures included in accounts payable and accrued liabilities	$11,577	$25,238

See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015 AND DECEMBER 31, 2014, AND FOR THE THREE MONTHS ENDED

MARCH 31, 2015 AND 2014

(Unaudited)

1. BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION

Extended Stay America, Inc. (the “Corporation”) was incorporated in the state of Delaware on July 8, 2013. ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. On November 18, 2013, the Corporation and ESH REIT completed an initial public offering of 32,487,500 Paired Shares for cash consideration of $20.00 per Paired Share, each Paired Share consisting of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. The Corporation owns, and is expected to continue to own, all of the issued and outstanding Class A common stock of ESH REIT, which represents approximately 55% of the outstanding common stock of ESH REIT. Due to its controlling interest in ESH REIT, the Corporation consolidates the financial position, results of operations, comprehensive income and cash flows of ESH REIT. The term, “the Company,” as used herein refers to the Corporation and ESH REIT and their subsidiaries presented on a consolidated basis.

As of March 31, 2015 and December 31, 2014, the Company owned and operated 679 hotel properties in 44 U.S. states, consisting of 75,500 rooms, and three hotels in Canada consisting of 500 rooms. The hotels are operated by subsidiaries of the Corporation (the “Operating Lessees”) pursuant to leases between ESH REIT and the Operating Lessees. The hotels are managed by ESA Management LLC (“ESA Management”), a subsidiary of the Corporation, pursuant to management agreements between ESA Management and the Operating Lessees and a services agreement between ESA Management and ESH REIT. The majority of hotels are operated under the core brand Extended Stay America. Three Canadian hotels operate under the brand Extended Stay Canada and 47 hotels operate under the brand Crossland Economy Studios. The brands are owned by ESH Hospitality Strategies LLC (“ESH Strategies”), a subsidiary of the Corporation, which licenses the brands to the Operating Lessees.

As of March 31, 2015 and December 31, 2014, the public owned approximately 29.2% and 28.9%, respectively, of the outstanding Paired Shares, while Centerbridge Partners, L.P., Paulson & Co. Inc. and the Blackstone Group, L.P. and their affiliates (collectively, the “Sponsors”) and senior management, including certain directors, owned approximately 70.8% and 71.1%, respectively, of the outstanding Paired Shares.

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). References to the Company, its financial position, results of operations, comprehensive income, changes in equity and cash flows mean the Corporation and its consolidated subsidiaries, including the Operating Lessees, ESH Strategies, ESA Management and ESH REIT.

For the three months ended March 31, 2015 and 2014, third party equity interests in ESH REIT consist of all of the shares of Class B common stock of ESH REIT, which represent approximately 45% of ESH REIT’s total common equity, and 125 shares of preferred stock of ESH REIT. These interests, which are not owned by the Corporation, are presented as noncontrolling interests in the accompanying unaudited condensed consolidated financial statements.

All intercompany accounts and transactions have been eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Presentation—Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP have been condensed or omitted in the accompanying unaudited condensed consolidated financial statements. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2014 included in the combined annual report on Form 10-K filed with the SEC on February 26, 2015.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of March 31, 2015, the results of the Company’s operations, comprehensive income and changes in equity and cash flows for the three months ended March 31, 2015 and 2014. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations, including the impact of our hotel reinvestment program.

Use of Estimates—The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management used significant estimates to estimate the useful lives of tangible assets as well as the assessment of tangible and intangible assets, including goodwill, for impairment, and estimated liabilities for insurance reserves. Actual results could differ from those estimates.

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

To the extent that a hotel property is impaired, the excess carrying amount of the hotel property over its estimated fair value is charged to operating earnings. Fair value is determined based upon the discounted cash flows of the hotel property, quoted market prices or independent appraisals, as considered necessary. No impairment charges were recognized during the three months ended March 31, 2015 or 2014 (see Note 4). The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, then an impairment charge to reduce the carrying value of each hotel property could occur in a future period in which conditions change.

Segments—The Company’s hotel operations represent a single operating segment based on the way the Company manages its business. The Company’s hotels provide similar services, use similar processes to sell those services and sell their services to similar classes of customers. The amounts of long-lived assets and revenues outside the U.S. are not significant for any period presented.

Recently Issued Accounting Standards

Imputation of Interest—Simplifying the Presentation of Debt Issuance Costs—In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which changes the presentation of debt issuance costs from an asset on the balance sheet to a direct deduction to the face amount of the related debt liability, which effectively conforms the presentation of debt issuance costs to that of a debt discount. These amendments do not affect the current guidance on the recognition and measurement of debt issuance costs or the amortization of debt issuance costs as interest expense. This standard will be effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted, and shall be applied retrospectively. As of March 31, 2015, the Company has approximately $34.6 million of debt issuance costs, net of accumulated amortization, on its accompanying unaudited condensed consolidated balance sheet, which after adoption of this standard will be presented as a reduction to the amounts of their related debt liabilities.

Intangibles—Goodwill and Other —Internal-Use Software—In April 2015, the FASB issued an accounting standards update which clarifies the accounting for fees paid by a customer in a cloud computing arrangement. This update provides guidance to customers regarding whether a cloud computing arrangement includes the sale or license of software or, alternatively, the sale of a service. This standard will be effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company does not expect the adoption of the updated accounting standard to have a material effect on its consolidated financial statements.

Consolidation—Amendments to the Consolidation Analysis—In February 2015, the FASB issued an accounting standards update which amends the consolidation requirements under U.S. GAAP, changing the analysis performed by a company to determine whether it has a variable interest in an entity and when to consolidate such entities. This standard will be effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted, and may be applied using one of two retrospective application methods. The Company does not expect the adoption of the updated accounting standard to have a material effect on its consolidated financial statements.

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

The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows:

	Three Months Ended
	March 31,
	2015	2014
(in thousands, except per share data)
Numerator:
Net income available to common shareholders - basic	$21,548	$10,790
Less amounts available to noncontrolling interests assuming conversion	(6)	(15)

Net income available to common shareholders - diluted	$21,542	$10,775

Denominator:
Weighted average number of common shares outstanding - basic	204,007	203,299
Dilutive securities	372	1,076

Weighted average number of common shares outstanding - diluted	204,379	204,375

Net income per common share - basic	$0.11	$0.05

Net income per common share - diluted	$0.11	$0.05

4. PROPERTY AND EQUIPMENT

Net investment in property and equipment as of March 31, 2015 and December 31, 2014, consists of the following (in thousands):

	March 31,	December 31,
	2015	2014
Hotel properties:
Land and site improvements	$1,351,798	$1,351,160
Building and improvements	2,900,046	2,894,021
Furniture, fixtures and equipment	457,340	443,149

Total hotel properties	4,709,184	4,688,330
Corporate furniture, fixtures and equipment	21,036	19,957
Undeveloped land parcel	1,675	1,675

Total cost	4,731,895	4,709,962

Less accumulated depreciation:
Hotel properties	(656,363)	(608,600)
Corporate furniture, fixtures and equipment	(14,464)	(13,914)

Total accumulated depreciation	(670,827)	(622,514)

Property and equipment - net	$4,061,068	$4,087,448

During the three months ended March 31, 2015 and 2014, the Company, using Level 3 unobservable inputs, assessed property and equipment for potential impairment. No impairment charges were recognized during the three months ended March 31, 2015 or 2014. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of revenues, expenses and hotel related cash flows based on assumed long-term growth rates, demand trends, expected future capital expenditures and estimated discount rates. These assumptions were based on the Company’s historical data and experience, the Company’s budgets, industry projections and micro and macro general economic condition projections.

As of March 31, 2015, substantially all of the hotel properties (678 out of 682 hotel properties) are pledged as security for ESH REIT’s 2012 Mortgage Loan (as defined in Note 6).

5. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets and goodwill as of March 31, 2015 and December 31, 2014, consist of the following (dollars in thousands):

	March 31, 2015
		Gross
	Estimated	Carrying	Accumulated	Net
	Useful Life	Amount	Amortization	Book Value
Definite-lived intangible assets:
Customer relationships	20 years	$26,800	$(6,005)	$20,795
Customer e-mail database	5 years	170	(152)	18

Total definite-lived intangible assets		26,970	(6,157)	20,813
Indefinite-lived tangible assets - trademarks		10,500	—	10,500

Total intangible assets		37,470	(6,157)	31,313
Goodwill		55,633	—	55,633

Total intangible assets and goodwill		$93,103	$(6,157)	$86,946

	December 31, 2014
		Gross
	Estimated	Carrying	Accumulated	Net
	Useful Life	Amount	Amortization	Book Value
Definite-lived intangible assets:
Customer relationships	20 years	$26,800	$(5,670)	$21,130
Customer e-mail database	5 years	170	(144)	26

Total definite-lived intangible assets		26,970	(5,814)	21,156
Indefinite-lived tangible assets - trademarks		10,500	—	10,500

Total intangible assets		37,470	(5,814)	31,656
Goodwill		55,633	—	55,633

Total intangible assets and goodwill		$93,103	$(5,814)	$87,289

The remaining weighted-average amortization period for definite-lived intangible assets is approximately 16 years as of March 31, 2015. Estimated future amortization expense for intangible assets is as follows (in thousands):

Years Ending December 31,

Remainder of 2015	$1,023
2016	1,340
2017	1,340
2018	1,340
2019	1,340
Thereafter	14,430

Total	$20,813

6. DEBT

Summary—The Company’s outstanding debt as of March 31, 2015 and December 31, 2014, is as follows (in thousands):

	March 31,	December 31,
	2015	2014
Mortgage loans payable	$2,518,049	$2,518,049
Term loan facility payable, net of unaccreted discount of $1,586 and $1,680	364,877	373,320
Revolving credit facilities	25,000	—

Total debt	$2,907,926	$2,891,369

The Company’s outstanding debt as of March 31, 2015 and December 31, 2014, consists of the following (in thousands):

			Outstanding Principal			Interest Rate
	Stated		March 31,	December 31,	Stated Interest	March 31,	December 31,	Maturity
Loan	Amount		2015	2014	Rate	2015	2014	Date		Amortization
Mortgage loans
2012 Mortgage Loan - Component A	$350,000		$348,049	$348,049	LIBOR(1)(2) + 2.0547%	2.2310%	2.2260%	12/1/2015	(3)	Interest only
2012 Mortgage Loan - Component B	350,000		350,000	350,000	3.4047%	3.4047%	3.4047%	12/1/2017		Interest only
2012 Mortgage Loan - Component C	1,820,000		1,820,000	1,820,000	4.0547%	4.0547%	4.0547%	12/1/2019		Interest only
Term loan facility
2014 Term Loan (4)	375,000		364,877	373,320	LIBOR(1)(5) + 4.25%	5.00%	5.00%	6/24/2019		Interest only(6)
Revolving credit facilities
Corporation Revolving Credit Facility	50,000		—	—	LIBOR(1) + 3.75%	N/A	N/A	11/18/2016	(7)	Interest only
ESH REIT Revolving Credit Facility	250,000	(8)	25,000	—	LIBOR(1) + 3.00%	3.1740%	N/A	11/18/2016	(7)	Interest only

Total			$2,907,926	$2,891,369

(1)	London Interbank Offering Rate.
(2)	ESH REIT is a counterparty to an interest rate cap on one-month LIBOR at 3.0% with a stated notional amount of approximately $348.0 million and a maturity date the same as that of Component A of the 2012 Mortgage Loan.
(3)	ESH REIT has the option to extend the maturity date for two consecutive one-year periods, subject to limited conditions.
(4)	As of March 31, 2015 and December 31, 2014, the 2014 Term Loan is presented net of an unaccreted discount of approximately $1.6 million and $1.7 million, respectively.
(5)	The 2014 Term Loan includes a LIBOR floor of 0.75%.
(6)	There is no scheduled amortization on the 2014 Term Loan; however, subject to certain exceptions, mandatory prepayments are required up to 50% of Excess Cash Flow based on ESH REIT’s Consolidated Leverage Ratio, each as defined. ESH REIT made a mandatory prepayment of approximately $8.5 million during the three months ended March 31, 2015. An additional mandatory prepayment may be required during the three months ended March 31, 2016 based on the calculation of the Excess Cash Flow for the year ended December 31, 2015.
(7)	Each revolving credit facility is subject to a one-year extension option.
(8)	ESH REIT is able to request to increase the facility to an amount up to $350.0 million at any time, subject to certain criteria.

ESH REIT Mortgage Loans

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

Substantially all of ESH REIT’s hotel properties serve as collateral for the 2012 Mortgage Loan. Under certain limited circumstances, losses related to the 2012 Mortgage Loan and costs incurred by the lenders are guaranteed by certain of the Corporation’s subsidiaries up to an aggregate liability of $252.0 million.

The occurrence of a Mortgage Loan Event of Default, a Debt Yield Trigger Event (a Debt Yield, as defined, of less than 9.0%), or a Guarantor Bankruptcy triggers a Cash Trap Event, each as defined. During the period of a Cash Trap Event, any excess cash flow, after all monthly requirements (including the payment of management fees and operating expenses) are fully funded, is held by the loan service agent as additional collateral for the 2012 Mortgage Loan. As of March 31, 2015, none of these events had occurred.

All receipts from the mortgaged properties are required to be deposited into a domestic cash management account (“CMA”) for hotels in the U.S. and a Canadian CMA for hotels in Canada. Such CMAs are under the control of the loan service agent as specified by the terms of the mortgage loan agreement and cash management agreements and are therefore classified as restricted cash on the accompanying unaudited condensed consolidated balance sheets. Receipts are allocated to CMA subaccounts for hotel occupancy/goods and services sales taxes, real estate taxes, insurance, ground leases, operating expenses (including management fees and reimbursements), capital improvements and mortgage debt service. Funds in excess of a month’s Canadian waterfall requirements are converted to U.S. dollars and transferred to the domestic CMA. Funds in excess of a month’s domestic waterfall requirements are distributed to the Corporation and/or ESH REIT so long as no Cash Trap Event has occurred.

ESH REIT Mezzanine Loans

On November 30, 2012, ESH REIT entered into three mezzanine loans totaling $1.08 billion (the “2012 Mezzanine Loans”). The 2012 Mezzanine Loans would have matured on December 1, 2019, with all outstanding principal and unpaid interest due on that date; however, during 2013, ESH REIT repaid $715.0 million of the 2012 Mezzanine Loans and on June 23, 2014, using principally all of the net proceeds from its 2014 Term Loan (as defined below), ESH REIT repaid the remaining outstanding balance of $365.0 million of the 2012 Mezzanine Loans, which had a weighted-average interest rate of 9.4%.

ESH REIT Term Loan Facility

On June 23, 2014, ESH REIT entered into a $375.0 million term loan facility (the “2014 Term Loan”). ESH REIT used principally all of the 2014 Term Loan net proceeds to repay the outstanding balance on its 2012 Mezzanine Loans of $365.0 million. Subject to certain conditions, the principal amount of the 2014 Term Loan may be increased from time to time up to an amount which would not cause the Consolidated Leverage Ratio, as defined, to exceed 5.25 to 1.0. The 2014 Term Loan matures on June 24, 2019 and bears interest at a rate equal to (i) LIBOR (subject to a floor of 0.75%) plus 4.25%, or (ii) a base rate (determined by reference to the highest of (1) the prime lending rate, (2) the overnight federal funds rate plus 0.5%, or (3) the one-month adjusted LIBOR rate (subject to a floor of 0.75%) plus 1.0%) plus 3.25%. There is no scheduled amortization on the 2014 Term Loan; however, subject to certain exceptions, mandatory prepayments are required up to 50% of Excess Cash Flow, based on ESH REIT’s Consolidated Leverage Ratio, each as defined. For the period from July 1, 2014 through December 31, 2014, ESH REIT’s Excess Cash Flow, as defined, totaled approximately $17.1 million, which required ESH REIT to make a mandatory prepayment of approximately $8.5 million during the three months ended March 31, 2015. An additional mandatory prepayment may be required during the three months ended March 31, 2016 based on the calculation of the Excess Cash Flow for the year ended December 31, 2015.

As of March 31, 2015 and December 31, 2014, the outstanding balance on the 2014 Term Loan was approximately $364.9 million and $373.3 million, respectively, net of an unaccreted discount of approximately $1.6 million and $1.7 million, respectively.

Obligations under the 2014 Term Loan are primarily secured by a first-priority security interest in substantially all assets of ESH REIT on a pari passu basis with obligations under the ESH REIT Revolving Credit Facility (as defined below). The 2014 Term Loan may be repaid prior to its maturity, subject to the following prepayment penalties: (a) prior to June 24, 2015, a make whole premium equal to the sum of the present value at such date of all interest that would accrue on the portion of the loans being prepaid from such date to and including June 23, 2015, and an amount equal to 2.0% of the aggregate principal amount repaid; (b) on or after June 24, 2015 but prior to December 24, 2015, 2.0% of the aggregate principal amount repaid; and (c) on or after December 24, 2015 but prior to June 24, 2016, 1.0% of the aggregate principal amount repaid. Repayments on or after June 24, 2016 require no prepayment penalty.

During a Trigger Event, an Adjusted Trigger Event, a Default or an Event of Default, each as defined, ESH REIT is restricted from making cash distributions, subject to certain exceptions. As of March 31, 2015, none of these events had occurred.

Revolving Credit Facilities

Corporation Revolving Credit Facility—On November 18, 2013, the Corporation entered into a revolving credit facility (the “Corporation Revolving Credit Facility”) of $75.0 million. On November 18, 2014, the borrowing availability under the facility decreased to $50.0 million. The facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same day notice, referred to as swingline loans, in an amount up to $20.0 million. The Corporation incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the outstanding amount under the facility, and a fee of 3.875% on outstanding letters of credit due on the last day of each quarter. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (i) the prime lending rate, (ii) the overnight federal funds rate plus 0.5% or (iii) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.75% for base rate loans and 3.75% for LIBOR loans. There is no scheduled amortization under the facility and the facility matures on November 18, 2016, subject to a one-year extension option. As of March 31, 2015 and December 31, 2014, the Corporation had one letter of credit outstanding under this facility of $3.6 million, an outstanding balance drawn of $0 and borrowing capacity available of $46.4 million.

In order to avoid a Trigger Event or an Adjusted Trigger Event, the Corporation Revolving Credit Facility requires a Debt Yield and an Adjusted Debt Yield, each as defined, of at least 12.0%, and, to avoid an Event of Default, a Consolidated Leverage Ratio, as defined, of no more than 9.0 to 1.0 (with the requirement decreasing to no more than 8.75 to 1.0 over the remaining life of the facility) and a Debt Yield or Adjusted Debt Yield of at least 9.0%. The occurrence of a Trigger Event or an Adjusted Trigger Event requires the Corporation to repay the outstanding facility balance and restricts its ability to draw additional proceeds. As of March 31, 2015, none of these events had occurred.

ESH REIT Revolving Credit Facility—On November 18, 2013, ESH REIT entered into a $250.0 million revolving credit facility (the “ESH REIT Revolving Credit Facility”). Subject to the satisfaction of certain criteria, ESH REIT is able to request to increase the facility to an amount up to $350.0 million at any time. The facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same day notice, referred to as swingline loans, in an amount up to $20.0 million. ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the outstanding amount under the facility, and a fee of 3.125% on outstanding letters of credit due on the last day of each quarter. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (i) the prime lending rate, (ii) the overnight federal funds rate plus 0.5% or (iii) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.00% for base rate loans and 3.00% for LIBOR loans. There is no scheduled amortization under the facility and the facility matures on November 18, 2016, subject to a one-year extension option. As of March 31, 2015 and December 31, 2014, ESH REIT had no letters of credit outstanding under this facility, an outstanding balance drawn of $25.0 million and $0, respectively, and borrowing capacity available of $225.0 million and $250.0 million, respectively.

In order to avoid a Trigger Event or an Adjusted Trigger Event, the ESH REIT Revolving Credit Facility requires a Debt Yield and an Adjusted Debt Yield, each as defined, of at least 11.5%, and, to avoid an Event of Default, a Consolidated Leverage Ratio, as defined, of no more than 9.25 to 1.0 (with the requirement decreasing to no more than 9.0 to 1.0 over the remaining life of the facility) and a Debt Yield or Adjusted Debt Yield of at least 9.0%. The occurrence of a Trigger Event or an Adjusted Trigger Event requires ESH REIT to repay the outstanding facility balance and restricts its ability to draw additional proceeds. As of March 31, 2015, none of these events had occurred.

Future Maturities of Debt—The future maturities of debt as of March 31, 2015, are as follows (in thousands):

Years Ending December 31,
Remainder of 2015	$348,049	(1)
2016	25,000
2017	350,000
2018	—
2019	2,184,877	(2)
Thereafter	—

Total	$2,907,926

(1)	ESH REIT has the option to extend the maturity date of Component A of the 2012 Mortgage Loan for two consecutive one-year periods, subject to limited conditions.
(2)	The 2014 Term Loan is presented net of an unaccreted discount of approximately $1.6 million as of March 31, 2015. Subject to certain exceptions, mandatory prepayments are required up to 50% of Excess Cash Flow based on ESH REIT’s Consolidated Leverage Ratio, each as defined. ESH REIT made a mandatory prepayment of approximately $8.5 million during the three months ended March 31, 2015. An additional mandatory prepayment may be required during the three months ended March 31, 2016 based on the calculation of the Excess Cash Flow for the year ended December 31, 2015.

Fair Value of Debt—As of March 31, 2015 and December 31, 2014, the estimated fair value of ESH REIT’s mortgage and term loans was approximately $2.9 billion. The estimated fair values of mortgage and term loans are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on ESH REIT’s mortgage and term loans (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available. As of March 31, 2015, the estimated fair value of the ESH REIT Revolving Credit Facility was equal to its carrying value due to its short-term nature and frequent settlement.

7. MANDATORILY REDEEMABLE PREFERRED STOCK

The Corporation has authorized 350.0 million shares of preferred stock, par value $0.01 per share, of which 21,202 shares of mandatorily redeemable voting preferred stock were issued and outstanding as of March 31, 2015 and December 31, 2014. Dividends on the preferred shares are payable quarterly in arrears at a rate of 8.0% per year. With respect to dividend, distribution and liquidation rights, the 8.0% voting preferred stock ranks senior to the Corporation’s common stock. Holders of the 8.0% voting preferred stock are generally entitled to one vote for each share and will vote together with the Corporation common stock as a single class on all matters that the Corporation’s common shareholders are entitled to vote upon. On or after November 15, 2018, a holder of the 8.0% voting preferred stock has the right to require the Corporation to redeem in cash the 8.0% voting preferred stock at $1,000 per share plus any accumulated but unpaid dividends. On November 15, 2020, the Corporation shall mandatorily redeem all of the 8.0% voting preferred stock at $1,000 per share plus any accumulated but unpaid dividends.

Due to the fact that the outstanding preferred stock is mandatorily redeemable by the Corporation, it is classified as a liability on the accompanying unaudited condensed consolidated balance sheets. Dividends on the shares of mandatorily redeemable preferred stock are classified as net interest expense on the accompanying unaudited condensed consolidated statements of operations.

Fair Value of Mandatorily Redeemable Preferred Stock—As of March 31, 2015 and December 31, 2014, the estimated fair value of the Corporation’s mandatorily redeemable preferred stock was approximately $21.4 million and $21.2 million, respectively. The estimated fair value of mandatorily redeemable preferred stock is determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads (Level 2 fair value measures).

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

In 2014, ESH REIT distributed more than 100% of its taxable income and therefore, incurred no federal income tax. In the future, ESH REIT intends to distribute approximately 95% of its taxable income and net capital gain. Accordingly, ESH REIT is expected to be subject to income taxes on approximately 5% of its future taxable income. As a result, the Company has recorded deferred tax assets and liabilities to reflect the fact that an estimated 5% of ESH REIT’s future taxable income is expected to be subject to tax. As of March 31, 2015, the majority of the net deferred tax asset on the accompanying unaudited condensed consolidated balance sheet relates to net operating loss carryforwards of ESH REIT that expire in 2032. As of December 31, 2014, this deferred tax asset is included in the net deferred tax liability balance on the accompanying unaudited condensed consolidated balance sheet.

The Company recorded a provision for federal, state and foreign income taxes of approximately $9.0 million for the three months ended March 31, 2015, an effective rate of approximately 24.4%, as compared with a provision of approximately $5.1 million for the three months ended March 31, 2014, an effective rate of approximately 23.9%. The Company’s effective rate differs from the federal statutory rate of 35% primarily due to ESH REIT’s status as a REIT under the provisions of the Code. As previously discussed, approximately 55% of ESH REIT’s distributions are subject to corporate income tax.

The Company’s (and its predecessor entities’) income tax returns for the years 2011 to present are subject to examination by the Internal Revenue Service and other taxing authorities.

9. COMMITMENTS AND CONTINGENCIES

Lease Commitments—Rent expense on office and ground leases is recognized on a straight-line basis and was approximately $0.8 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively. Ground lease expense is included in hotel operating expenses and office lease expense is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Other Commitments—The Company has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of its properties is located. The cost related to this commitment was approximately $0.1 million for each of the three months ended March 31, 2015 and 2014, and is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.

Letters of Credit—As of March 31, 2015, the Company had one outstanding letter of credit, issued by the Corporation, for $3.6 million, which is collateralized by the Corporation Revolving Credit Facility.

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

Purchase Commitments—As of March 31, 2015, the Company had purchase commitments related to certain continuing renovations to its hotel properties of approximately $12.3 million, which are expected to be paid within one year.

10. EQUITY-BASED COMPENSATION

The Corporation and ESH REIT each maintain a long-term incentive plan (“LTIP”) under which the Corporation and ESH REIT may issue to eligible employees or directors restricted stock (i.e., Paired Share) awards, restricted stock units or other equity-based awards. The aggregate number of Paired Shares that may be made as awards under the LTIPs shall not exceed 8.0 million, no more of which 4.0 million may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIP has a share reserve of an equivalent number of shares of Corporation common stock and Class B common stock of ESH REIT, respectively. The fair value of equity-based awards on the date of grant is based on the closing price of a Paired Share on the date of grant. A portion of the grant-date fair value is allocated to a share of common stock of the Corporation and a portion is allocated to a share of Class B common stock of ESH REIT.

Equity-based compensation cost is recognized by amortizing the grant-date fair value of the equity-based awards, less estimated forfeitures, on a straight-line basis over the requisite service period of each award. Total recognized equity-based compensation during the three months ended March 31, 2015 and 2014 was approximately $2.1 million and $2.5 million, respectively, and is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

As of March 31, 2015, there was approximately $17.5 million of unrecognized compensation cost related to outstanding equity-based awards, which is expected to be recognized subsequent to March 31, 2015 over a weighted-average period of approximately 1.8 years. Total unrecognized compensation cost will be adjusted for actual forfeitures.

Restricted stock award and restricted stock unit (collectively, “RSA/RSU”) activity during the three months ended March 31, 2015, was as follows:

	Number of RSAs/RSUs (in thousands)	Weighted- Average Grant-Date Fair Value per RSA/RSU
Outstanding RSAs/RSUs - January 1, 2015	1,071	$16.43
RSAs/RSUs granted in 2015	458	$19.07
RSAs/RSUs settled in 2015	(329)	$16.01
RSAs/RSUs forfeited in 2015	(16)	$14.13

Outstanding RSAs/RSUs - March 31, 2015	1,184	$17.60

Vested RSAs/RSUs - March 31, 2015	—	$—
Nonvested RSAs/RSUs - March 31, 2015	1,184	$17.60

11. DEFINED CONTRIBUTION BENEFIT PLAN

ESA Management has a savings plan that qualifies under Section 401(k) of the Code for all employees meeting the eligibility requirements of the plan. The plan has an employer-matching contribution of 50% of the first 6% of an employee’s contribution, which vests over an employee’s initial five-year service period. The plan also provides for contributions up to 100% of eligible employee pretax salary, subject to the Code’s annual deferral limit of $18,000 and $17,500 during 2015 and 2014, respectively. Employer contributions, net of forfeitures, totaled approximately $0.4 million for each of the three months ended March 31, 2015 and 2014.

12. SUBSEQUENT EVENTS

On April 27, 2015, the Company announced that ESH REIT commenced a private offering of senior notes due 2025 in an aggregate principal amount of $500.0 million. ESH REIT intends to use substantially all of the net proceeds from this offering to repay a portion of amounts outstanding under the 2012 Mortgage Loan.

On April 30, 2015, the Board of Directors of the Corporation declared a cash distribution of $0.02 per share for the first quarter of 2015 on its common stock. The distribution is payable on May 28, 2015 to shareholders of record as of May 14, 2015. Also on April 30, 2015, the Board of Directors of ESH REIT declared a cash distribution of $0.15 per share for the first quarter of 2015 on its Class A and Class B common stock. This distribution is also payable on May 28, 2015 to shareholders of record as of May 14, 2015.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2015 AND DECEMBER 31, 2014

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS

PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $654,608 and $606,960	$4,053,245	$4,079,648
RESTRICTED CASH	152,884	49,999
CASH AND CASH EQUIVALENTS	11,491	33,816
RENT RECEIVABLE FROM EXTENDED STAY AMERICA, INC.	29,466	1,984
DEFERRED RENT RECEIVABLE FROM EXTENDED STAY AMERICA, INC.	34,153	30,883
GOODWILL	54,297	54,297
DEFERRED FINANCING COSTS - Net of accumulated amortization of $23,459 and $21,273	32,847	35,033
DEFERRED TAX ASSETS	4,618	3,206
OTHER ASSETS	10,528	10,844
DUE FROM EXTENDED STAY AMERICA, INC.	—	1,238

TOTAL ASSETS	$4,383,529	$4,300,948

LIABILITIES AND EQUITY

LIABILITIES:
Mortgage loans payable	$2,518,049	$2,518,049
Term loan facility payable - Net of unaccreted discount of $1,586 and $1,680	364,877	373,320
Revolving credit facility	25,000	—
Unearned rental revenue from Extended Stay America, Inc.	34,848	28,109
Due to Extended Stay America, Inc.	111,429	—
Accounts payable and accrued liabilities	50,916	49,437
Deferred tax liabilities	1,412	—

Total liabilities	3,106,531	2,968,915

COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Common stock - Class A: $0.01 par value, 4,300,000,000 shares authorized, 250,493,583 and 250,303,494 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively; Class B: $0.01 par value, 7,800,000,000 shares authorized, 204,603,940 and 204,517,265 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	4,554	4,551
Additional paid in capital	1,185,153	1,182,611
Preferred stock - no par value, $1,000 liquidation value, 125 shares authorized, issued and outstanding as of March 31, 2015 and December 31, 2014	73	73
Retained earnings	96,408	150,652
Accumulated other comprehensive loss	(9,190)	(5,854)

Total equity	1,276,998	1,332,033

TOTAL LIABILITIES AND EQUITY	$4,383,529	$4,300,948

See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
REVENUES: Rental revenues from Extended Stay America, Inc.	$123,191	$123,647
OPERATING EXPENSES:
Hotel operating expenses	24,619	25,432
General and administrative expenses	4,004	4,986
Depreciation and amortization	48,035	44,032

Total operating expenses	76,658	74,450
OTHER INCOME	—	198

INCOME FROM OPERATIONS	46,533	49,395
OTHER NON-OPERATING EXPENSE	1,837	2,544
INTEREST EXPENSE, NET	30,551	34,704

INCOME BEFORE INCOME TAX EXPENSE	14,145	12,147
INCOME TAX EXPENSE	99	352

NET INCOME	$14,046	$11,795

NET INCOME PER COMMON SHARE:
Class A - Basic	$0.03	$0.03

Class A - Diluted	$0.03	$0.03

Class B - Basic	$0.03	$0.03

Class B - Diluted	$0.03	$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Class A - Basic	250,323	250,296

Class A - Diluted	250,323	250,296

Class B - Basic	204,007	203,299

Class B - Diluted	204,379	204,375

CASH DISTRIBUTIONS PER COMMON SHARE:
Class A	$0.15	$0.08

Class B	$0.15	$0.08

See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

NET INCOME	$14,046	$11,795
FOREIGN CURRENCY TRANSLATION (LOSS) INCOME	(3,336)	14

COMPREHENSIVE INCOME	$10,710	$11,809

See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(In thousands, except preferred stock shares)

(Unaudited)

							Retained	Accumulated
	Common Stock			Preferred Stock			Earnings	Other
	Class A Shares	Class B Shares	Amount	Shares	Amount	Additional Paid in Capital	(Accumulated Deficit)	Comprehensive Loss	Total Equity
BALANCE - January 1, 2014	250,296	204,788	$4,551	125	$73	$1,336,154	$(9,617)	$(3,660)	$1,327,501
Net income	—	—	—	—	—	—	11,795	—	11,795
Foreign currency translation income	—	—	—	—	—	—	—	14	14
Common distributions	—	—	—	—	—	(35,058)	(1,380)	—	(36,438)
Equity-based compensation	—	(47)	—	—	—	171	—	—	171

BALANCE - March 31, 2014	250,296	204,741	$4,551	125	$73	$1,301,267	$798	$(3,646)	$1,303,043

								Accumulated
	Common Stock			Preferred Stock				Other
	Class A Shares	Class B Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Comprehensive Loss	Total Equity
BALANCE - January 1, 2015	250,303	204,517	$4,551	125	$73	$1,182,611	$150,652	$(5,854)	$1,332,033
Net income	—	—	—	—	—	—	14,046	—	14,046
Foreign currency translation loss	—	—	—	—	—	—	—	(3,336)	(3,336)
Issuance of common stock	191	97	3	—	—	2,411	—	—	2,414
Common distributions	—	—	—	—	—	—	(68,286)	—	(68,286)
Preferred distributions	—	—	—	—	—	—	(4)	—	(4)
Equity-based compensation	—	(10)	—	—	—	131	—	—	131

BALANCE - March 31, 2015	250,494	204,604	$4,554	125	$73	$1,185,153	$96,408	$(9,190)	$1,276,998

See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

OPERATING ACTIVITIES:
Net income	$14,046	$11,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48,035	44,032
Foreign currency transaction loss	1,837	2,544
Amortization of deferred financing costs and accretion of debt discount	2,280	2,972
Amortization of above-market ground leases	(34)	(34)
Loss on disposal of property and equipment	1,574	2,055
Equity-based compensation	131	171
Deferred rent receivable from Extended Stay America, Inc.	(3,270)	(6,870)
Changes in assets and liabilities:
Due to/from Extended Stay America, Inc., net	(1,510)	(8,643)
Other assets	(521)	(17,003)
Unearned rental revenue/rent receivable from Extended Stay America, Inc., net	(20,743)	—
Accounts payable and accrued liabilities	7,417	17,693

Net cash provided by operating activities	49,242	48,712

INVESTING ACTIVITES:
Purchases of property and equipment	(33,231)	(48,154)
Increase in restricted cash	(102,033)	(92,077)
Proceeds from insurance recoveries	233	1,276

Net cash used in investing activities	(135,031)	(138,955)

FINANCING ACTIVITIES:
Payments on term loan facility	(8,537)	—
Proceeds from revolving credit facility	25,000	55,000
Payments on revolving credit facility	—	(35,000)
Net proceeds from Extended Stay America, Inc.	112,917	99,553
Issuance of common stock	2,414	—
Common distributions	(68,322)	(36,438)
Preferred distributions	(8)	—

Net cash provided by financing activities	63,464	83,115

CHANGES IN CASH AND CASH EQUIVALENTS DUE TO CHANGES IN FOREIGN CURRENCY EXCHANGE RATES	—	1

NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,325)	(7,127)
CASH AND CASH EQUIVALENTS - Beginning of period	33,816	18,597

CASH AND CASH EQUIVALENTS - End of period	$11,491	$11,470

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$20,311	$21,387

Income tax payments (refunds) - net of (refunds) payments of $0 and $16	$94	$(108)

NONCASH INVESTING ACTIVITY:
Capital expenditures included in due to/from Extended Stay America, Inc. and accounts payable and accrued liabilities	$10,550	$24,480

See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015 AND DECEMBER 31, 2014, AND FOR THE THREE MONTHS ENDED

MARCH 31, 2015 AND 2014

(Unaudited)

1. BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION

ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. Extended Stay America, Inc. (the “Corporation”) was incorporated in the state of Delaware on July 8, 2013. On November 18, 2013, the Corporation and ESH REIT completed an initial public offering of 32,487,500 Paired Shares for cash consideration of $20.00 per Paired Share, each Paired Share consisting of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. The Corporation owns, and is expected to continue to own, all of the issued and outstanding Class A common stock of ESH REIT, which represents approximately 55% of the outstanding common stock of ESH REIT.

As of March 31, 2015 and December 31, 2014, ESH REIT and its subsidiaries owned 679 hotel properties in 44 U.S. states, consisting of 75,500 rooms, and three hotels in Canada consisting of 500 rooms. The hotels are operated by subsidiaries of the Corporation (the “Operating Lessees”) pursuant to leases between ESH REIT and the Operating Lessees. The hotels are managed by ESA Management LLC (“ESA Management”), a subsidiary of the Corporation, pursuant to management agreements between ESA Management and the Operating Lessees and a services agreement between ESA Management and ESH REIT. The majority of hotels are operated under the core brand Extended Stay America. Three Canadian hotels operate under the brand Extended Stay Canada and 47 hotels operate under the brand Crossland Economy Studios. The brands are owned by ESH Hospitality Strategies LLC (“ESH Strategies”), a subsidiary of the Corporation, which licenses the brands to the Operating Lessees.

As of March 31, 2015 and December 31, 2014, the public owned approximately 29.2% and 28.9%, respectively, of the outstanding Paired Shares, while Centerbridge Partners, L.P., Paulson & Co. Inc. and the Blackstone Group, L.P. and their affiliates (collectively, the “Sponsors”) and senior management, including certain directors, owned approximately 70.8% and 71.1%, respectively, of the outstanding Paired Shares.

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

All intercompany accounts and transactions have been eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Presentation—Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP have been condensed or omitted in the accompanying unaudited condensed consolidated financial statements. ESH REIT believes the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2014 included in the combined annual report on Form 10-K filed with the SEC on February 26, 2015.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly ESH REIT’s financial position as of March 31, 2015, the results of ESH REIT’s operations, comprehensive income and changes in equity and cash flows for the three months ended March 31, 2015 and 2014. Interim results are not necessarily indicative of full year performance because of the impact of accounting for contingent rental payments under contractual lease arrangements.

Use of Estimates—The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management used significant estimates to estimate the useful lives of tangible assets as well as the assessment of tangible and intangible assets, including goodwill, for impairment. Actual results could differ from those estimates.

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

Management assesses whether there has been impairment of the value of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. Recoverability of property and equipment is measured by a comparison of the carrying amount of a group of hotel properties (groups of hotel properties align with hotels as they are grouped under ESH REIT’s leases) to the estimated future undiscounted cash flows expected to be generated by the group of hotel properties. Impairment is recognized when estimated future undiscounted cash flows, including proceeds from disposition, are less than the carrying value of a group of hotel properties.

To the extent that a group of hotel properties is impaired, the excess carrying amount of the group of hotel properties over its estimated fair value is charged to operating earnings. Fair value is determined based upon the discounted cash flows of a group of hotel properties, quoted market prices or independent appraisals, as considered necessary. No impairment charges were recognized during the three months ended March 31, 2015 or 2014 (see Note 4). The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, then an impairment charge to reduce the carrying value of a group of hotel properties could occur in a future period in which conditions change.

Revenue Recognition—ESH REIT’s sole source of revenue is rental revenue derived from leases with the Operating Lessees, subsidiaries of the Corporation. ESH REIT records rental revenue on a straight-line basis as it is earned during the lease term. Rent receivable from Extended Stay America, Inc. on the accompanying unaudited condensed consolidated balance sheets represents monthly rental amounts contractually due from the Operating Lessees. Deferred rent receivable from Extended Stay America, Inc. on the accompanying unaudited condensed consolidated balance sheets represents the cumulative difference between straight-line rental revenue and rental revenue contractually due from the Operating Lessees. This amount, approximately $34.2 million as of March 31, 2015, is expected to be received in cash by October 2018.

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

Segments —ESH REIT’s business represents a single operating segment based on the way ESH REIT manages its business. ESH REIT leases its hotels to similar classes of customers, each a subsidiary of the Corporation. The amounts of long-lived assets and revenues outside the U.S. are not significant for any period presented.

Recently Issued Accounting Standards

Imputation of Interest—Simplifying the Presentation of Debt Issuance Costs—In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which changes the presentation of debt issuance costs from an asset on the balance sheet to a direct deduction to the face amount of the related debt liability, which effectively conforms the presentation of debt issuance costs to that of a debt discount. These amendments do not affect the current guidance on the recognition and measurement of debt issuance costs or the amortization of debt issuance costs as interest expense. This standard will be effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted, and shall be applied retrospectively. As of March 31, 2015, ESH REIT has approximately $32.8 million of debt issuance costs, net of accumulated amortization, on its accompanying unaudited condensed consolidated balance sheet, which after adoption of this standard will be presented as a reduction to the amounts of their related debt liabilities.

Intangibles—Goodwill and Other —Internal-Use Software—In April 2015, the FASB issued an accounting standards update which clarifies the accounting for fees paid by a customer in a cloud computing arrangement. This update provides guidance to customers regarding whether a cloud computing arrangement includes the sale or license of software or, alternatively, the sale of a service. This standard will be effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted, and may be applied either prospectively or retrospectively. ESH REIT does not expect the adoption of the updated accounting standard to have a material effect on its consolidated financial statements.

Consolidation—Amendments to the Consolidation Analysis—In February 2015, the FASB issued an accounting standards update which amends the consolidation requirements under U.S. GAAP, changing the analysis performed by a company to determine whether it has a variable interest in an entity and when to consolidate such entities. This standard will be effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted, and may be applied using one of two retrospective application methods. ESH REIT does not expect the adoption of the updated accounting standard to have a material effect on its consolidated financial statements.

3. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income available to Class A and Class B common shareholders by the weighted average number of shares of ESH REIT’s Class A and Class B unrestricted common stock outstanding, respectively. Diluted net income per share is computed by dividing net income available to Class A and Class B common shareholders, as adjusted for potentially dilutive securities, by the weighted average number of shares of ESH REIT’s unrestricted common stock outstanding plus other potentially dilutive securities. Dilutive securities include equity-based awards issued under long-term incentive plans.

The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2015	2014
Numerator:
Class A:
Net income available to common shareholders - basic	$7,738	$6,507
Less amounts available to Class B shareholders assuming conversion	(6)	(15)

Net income available to common shareholders - diluted	$7,732	$6,492

Class B:
Net income available to common shareholders - basic	$6,308	$5,288
Amounts available to Class B shareholders assuming conversion	6	15

Net income available to common shareholders - diluted	$6,314	$5,303

Denominator:
Class A:
Weighted average number of common shares outstanding - basic and diluted	250,323	250,296
Class B:
Weighted average number of common shares outstanding - basic	204,007	203,299
Dilutive securities	372	1,076

Weighted average number of common shares outstanding - diluted	204,379	204,375

Net income per common share - Class A - basic	$0.03	$0.03

Net income per common share - Class A - diluted	$0.03	$0.03

Net income per common share - Class B - basic	$0.03	$0.03

Net income per common share - Class B - diluted	$0.03	$0.03

4. PROPERTY AND EQUIPMENT

Net investment in property and equipment as of March 31, 2015 and December 31, 2014, consists of the following (in thousands):

	March 31,	December 31,
	2015	2014
Hotel properties:
Land and site improvements	$1,353,267	$1,352,621
Building and improvements	2,900,757	2,894,730
Furniture, fixtures and equipment	452,154	437,582

Total hotel properties	4,706,178	4,684,933
Undeveloped land parcel	1,675	1,675

Total cost	4,707,853	4,686,608

Less accumulated depreciation	(654,608)	(606,960)

Property and equipment - net	$4,053,245	$4,079,648

During the three months ended March 31, 2015 and 2014, ESH REIT, using Level 3 unobservable inputs, assessed property and equipment for potential impairment. No impairment charges were recognized during the three months ended March 31, 2015 or 2014. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of rental revenues, hotel expenditures and related cash flows based on assumed long-term growth rates, demand trends, expected future capital expenditures and estimated discount rates. These assumptions were based on ESH REIT’s historical data and experience, existing contractual agreements, ESH REIT’s budgets, industry projections and micro and macro general economic condition projections.

As of March 31, 2015, substantially all of the hotel properties (678 out of 682 hotel properties) are pledged as security for ESH REIT’s 2012 Mortgage Loan (as defined in Note 5).

5. DEBT

Summary—ESH REIT’s outstanding debt as of March 31, 2015 and December 31, 2014, is as follows (in thousands):

	March 31,	December 31,
	2015	2014
Mortgage loans payable	$2,518,049	$2,518,049
Term loan facility payable, net of unaccreted discount of $1,586 and $1,680	364,877	373,320
Revolving credit facility	25,000	—

Total debt	$2,907,926	$2,891,369

ESH REIT’s outstanding debt as of March 31, 2015 and December 31, 2014, consists of the following (in thousands):

			Outstanding Principal			Interest Rate
	Stated		March 31,	December 31,	Stated Interest	March 31,	December 31,	Maturity Date
Loan	Amount		2015	2014	Rate	2015	2014			Amortization
Mortgage loans
2012 Mortgage Loan - Component A	$350,000		$348,049	$348,049	LIBOR(1)(2) + 2.0547%	2.2310%	2.2260%	12/1/2015	(3)	Interest only
2012 Mortgage Loan - Component B	350,000		350,000	350,000	3.4047%	3.4047%	3.4047%	12/1/2017		Interest only
2012 Mortgage Loan - Component C	1,820,000		1,820,000	1,820,000	4.0547%	4.0547%	4.0547%	12/1/2019		Interest only
Term loan facility
2014 Term Loan (4)	375,000		364,877	373,320	LIBOR(1)(5) + 4.25%	5.00%	5.00%	6/24/2019		Interest only (6)
Revolving credit facility
ESH REIT Revolving Credit Facility	250,000	(8)	25,000	—	LIBOR(1) + 3.00%	3.1740%	N/A	11/18/2016	(7)	Interest only

Total			$2,907,926	$2,891,369

(1)	London Interbank Offering Rate.
(2)	ESH REIT is a counterparty to an interest rate cap on one-month LIBOR at 3.0% with a stated notional amount of approximately $348.0 million and a maturity date the same as that of Component A of the 2012 Mortgage Loan.
(3)	ESH REIT has the option to extend the maturity date for two consecutive one-year periods, subject to limited conditions.
(4)	As of March 31, 2015 and December 31, 2014, the 2014 Term Loan is presented net of an unaccreted discount of approximately $1.6 million and $1.7 million, respectively.
(5)	The 2014 Term Loan includes a LIBOR floor of 0.75%.
(6)	There is no scheduled amortization on the 2014 Term Loan; however, subject to certain exceptions, mandatory prepayments are required up to 50% of Excess Cash Flow based on ESH REIT’s Consolidated Leverage Ratio, each as defined. ESH REIT made a mandatory prepayment of approximately $8.5 million during the three months ended March 31, 2015. An additional mandatory prepayment may be required during the three months ended March 31, 2016 based on the calculation of the Excess Cash Flow for the year ended December 31, 2015.
(7)	The ESH REIT Revolving Credit Facility is subject to a one-year extension option.
(8)	ESH REIT is able to request to increase the facility to an amount up to $350.0 million at any time, subject to certain criteria.

ESH REIT Mortgage Loans

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

Substantially all of ESH REIT’s hotel properties serve as collateral for the 2012 Mortgage Loan. Under certain limited circumstances, losses related to the 2012 Mortgage Loan and costs incurred by the lenders are guaranteed by certain of the Corporation’s subsidiaries up to an aggregate liability of $252.0 million.

The occurrence of a Mortgage Loan Event of Default, a Debt Yield Trigger Event (a Debt Yield, as defined, of less than 9.0%), or a Guarantor Bankruptcy triggers a Cash Trap Event, each as defined. During the period of a Cash Trap Event, any excess cash flow, after all monthly requirements (including the payment of management fees and operating expenses) are fully funded, is held by the loan service agent as additional collateral for the 2012 Mortgage Loan. As of March 31, 2015, none of these events had occurred.

All receipts from the mortgaged properties are required to be deposited into a domestic cash management account (“CMA”) for hotels in the U.S. and a Canadian CMA for hotels in Canada. Such CMAs are under the control of the loan service agent as specified by the terms of the mortgage loan agreement and cash management agreements and are therefore classified as restricted cash on the accompanying unaudited condensed consolidated balance sheets. Receipts are allocated to CMA subaccounts for hotel occupancy/goods and services sales taxes, real estate taxes, insurance, ground leases, operating expenses (including management fees and reimbursements), capital improvements and mortgage debt service. Funds in excess of a month’s Canadian waterfall requirements are converted to U.S. dollars and transferred to the domestic CMA. Funds in excess of a month’s domestic waterfall requirements are distributed to the Corporation and/or ESH REIT so long as no Cash Trap Event has occurred.

ESH REIT Mezzanine Loans

On November 30, 2012, ESH REIT entered into three mezzanine loans totaling $1.08 billion (the “2012 Mezzanine Loans”). The 2012 Mezzanine Loans would have matured on December 1, 2019, with all outstanding principal and unpaid interest due on that date; however, during 2013, ESH REIT repaid $715.0 million of the 2012 Mezzanine Loans and on June 23, 2014, using principally all of the net proceeds from its 2014 Term Loan (as defined below), ESH REIT repaid the remaining outstanding balance of $365.0 million of the 2012 Mezzanine Loans, which had a weighted-average interest rate of 9.4%.

ESH REIT Term Loan Facility

On June 23, 2014, ESH REIT entered into a $375.0 million term loan facility (the “2014 Term Loan”). ESH REIT used principally all of the 2014 Term Loan net proceeds to repay the outstanding balance on its 2012 Mezzanine Loans of $365.0 million. Subject to certain conditions, the principal amount of the 2014 Term Loan may be increased from time to time up to an amount which would not cause the Consolidated Leverage Ratio, as defined, to exceed 5.25 to 1.0. The 2014 Term Loan matures on June 24, 2019 and bears interest at a rate equal to (i) LIBOR (subject to a floor of 0.75%) plus 4.25%, or (ii) a base rate (determined by reference to the highest of (1) the prime lending rate, (2) the overnight federal funds rate plus 0.5%, or (3) the one-month adjusted LIBOR rate (subject to a floor of 0.75%) plus 1.0%) plus 3.25%. There is no scheduled amortization on the 2014 Term Loan; however, subject to certain exceptions, mandatory prepayments are required up to 50% of Excess Cash Flow, based on ESH REIT’s Consolidated Leverage Ratio, each as defined. For the period from July 1, 2014 through December 31, 2014, ESH REIT’s Excess Cash Flow, as defined, totaled approximately $17.1 million, which required ESH REIT to make a mandatory prepayment of approximately $8.5 million during the three months ended March 31, 2015. An additional mandatory prepayment may be required during the three months ended March 31, 2016 based on the calculation of the Excess Cash Flow for the year ended December 31, 2015.

As of March 31, 2015 and December 31, 2014, the outstanding balance on the 2014 Term Loan was approximately $364.9 million and $373.3 million, respectively, net of an unaccreted discount of approximately $1.6 million and $1.7 million, respectively.

Obligations under the 2014 Term Loan are primarily secured by a first-priority security interest in substantially all assets of ESH REIT on a pari passu basis with obligations under the ESH REIT Revolving Credit Facility (as defined below). The 2014 Term Loan may be repaid prior to its maturity, subject to the following prepayment penalties: (a) prior to June 24, 2015, a make whole premium equal to the sum of the present value at such date of all interest that would accrue on the portion of the loans being prepaid from such date to and including June 23, 2015, and an amount equal to 2.0% of the aggregate principal amount repaid; (b) on or after June 24, 2015 but prior to December 24, 2015, 2.0% of the aggregate principal amount repaid; and (c) on or after December 24, 2015 but prior to June 24, 2016, 1.0% of the aggregate principal amount repaid. Repayments on or after June 24, 2016 require no prepayment penalty.

During a Trigger Event, an Adjusted Trigger Event, a Default or an Event of Default, each as defined, ESH REIT is restricted from making cash distributions, subject to certain exceptions. As of March 31, 2015, none of these events had occurred.

ESH REIT Revolving Credit Facility

On November 18, 2013, ESH REIT entered into a $250.0 million revolving credit facility (the “ESH REIT Revolving Credit Facility”). Subject to the satisfaction of certain criteria, ESH REIT is able to request to increase the facility to an amount up to $350.0 million at any time. The facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same day notice, referred to as swingline loans, in an amount up to $20.0 million. ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the outstanding amount under the facility, and a fee of 3.125% on outstanding letters of credit due on the last day of each quarter. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (i) the prime lending rate, (ii) the overnight federal funds rate plus 0.5% or (iii) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.00% for base rate loans and 3.00% for LIBOR loans. There is no scheduled amortization under the facility and the facility matures on November 18, 2016, subject to a one-year extension option. As of March 31, 2015 and December 31, 2014, ESH REIT had no letters of credit outstanding under this facility, an outstanding balance drawn of $25.0 million and $0, respectively, and borrowing capacity available of $225.0 million and $250.0 million, respectively.

In order to avoid a Trigger Event or an Adjusted Trigger Event, the ESH REIT Revolving Credit Facility requires a Debt Yield and an Adjusted Debt Yield, each as defined, of at least 11.5%, and, to avoid an Event of Default, a Consolidated Leverage Ratio, as defined, of no more than 9.25 to 1.0 (with the requirement decreasing to no more than 9.0 to 1.0 over the remaining life of the facility) and a Debt Yield or Adjusted Debt Yield of at least 9.0%. The occurrence of a Trigger Event or an Adjusted Trigger Event requires ESH REIT to repay the outstanding facility balance and restricts its ability to draw additional proceeds. As of March 31, 2015, none of these events had occurred.

Future Maturities of Debt—The future maturities of debt as of March 31, 2015, are as follows (in thousands):

Years Ending December 31,
Remainder of 2015	$348,049	(1)
2016	25,000
2017	350,000
2018	—
2019	2,184,877	(2)
Thereafter	—

Total	$2,907,926

(1)	ESH REIT has the option to extend the maturity date of Component A of the 2012 Mortgage Loan for two consecutive one-year periods, subject to limited conditions.
(2)	The 2014 Term Loan is presented net of an unaccreted discount of approximately $1.6 million as of March 31, 2015. Subject to certain exceptions, mandatory prepayments are required up to 50% of Excess Cash Flow based on ESH REIT’s Consolidated Leverage Ratio, each as defined. ESH REIT made a mandatory prepayment of approximately $8.5 million during the three months ended March 31, 2015. An additional mandatory prepayment may be required during the three months ended March 31, 2016 based on the calculation of the Excess Cash Flow for the year ended December 31, 2015.

Fair Value of Debt—As of March 31, 2015 and December 31, 2014, the estimated fair value of ESH REIT’s mortgage and term loans was approximately $2.9 billion. The estimated fair values of mortgage and term loans are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on ESH REIT’s mortgage and term loans (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available. As of March 31, 2015, the estimated fair value of the ESH REIT Revolving Credit Facility was equal to its carrying value due to its short-term nature and frequent settlement.

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

In 2014, ESH REIT distributed more than 100% of its taxable income and therefore incurred no federal income tax. In the future, ESH REIT intends to distribute approximately 95% of its taxable income and net capital gain. Accordingly, ESH REIT is expected to be subject to income taxes on approximately 5% of its future taxable income. As a result, ESH REIT has recorded deferred tax assets and liabilities to reflect the fact that an estimated 5% of ESH REIT’s future taxable income is expected to be subject to tax. As of March 31, 2015 and December 31, 2014, the majority of the net deferred tax asset balance on the accompanying unaudited condensed consolidated balance sheets relates to net operating loss carryforwards that expire in 2032.

ESH REIT recorded a provision for state and foreign income taxes of approximately $0.1 million for the three months ended March 31, 2015, an effective rate of approximately 0.7%, as compared with a provision of approximately $0.4 million for the three months ended March 31, 2014, an effective rate of approximately 2.9%. ESH REIT’s effective rate differs from the federal statutory rate of 35% due to its status as a REIT under the provisions of the Code.

ESH REIT’s (and its predecessor entities’) income tax returns for the years 2011 to present are subject to examination by the Internal Revenue Service and other taxing authorities.

7. RELATED PARTY TRANSACTIONS

Leases—ESH REIT’s revenues are derived from four operating leases. The counterparty to each lease agreement is a subsidiary of the Corporation. ESH REIT recognizes fixed rental revenue with respect to the leases on a straight-line basis. Fixed rental revenues of approximately $123.2 million and $123.6 million were recognized for the three months ended March 31, 2015 and 2014, respectively. Approximately $34.2 million and $30.9 million is recorded as deferred rent receivable in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively. Deferred rent receivable is expected to be received in cash by October 2018.

Due to the fact that certain percentage rental revenue thresholds were not achieved during the first quarter of 2015 or 2014, ESH REIT did not recognize any percentage rental revenue for either the three months ended March 31, 2015 or 2014. As of March 31, 2015, unearned rental revenue related to percentage rent, as defined, was approximately $34.8 million, of which approximately $5.3 million had been received and approximately $29.5 million was outstanding and included as rent receivable on the accompanying unaudited condensed consolidated balance sheet. As of December 31, 2014, because all percentage rental revenue thresholds had been achieved for the year, no unearned contingent rental revenue existed, and approximately $2.0 million was outstanding and included as rent receivable on the accompanying unaudited condensed consolidated balance sheet.

As of December 31, 2014, ESH REIT recorded unearned rental revenue related to prepaid January 2015 minimum fixed rents of approximately $28.1 million. As of March 31, 2015, ESH REIT had not received fixed minimum rent payments related to future periods and therefore had no unearned rental revenue related to future minimum rents.

Distributions—The Corporation owns all of the Class A common stock of ESH REIT, which represents approximately 55% of the outstanding shares of common stock of ESH REIT. Therefore, approximately 55% of ESH REIT’s distributions are paid to the Corporation. Distributions of approximately $37.5 million and $20.0 million were made from ESH REIT to the Corporation in respect of the Class A common stock of ESH REIT for the three months ended March 31, 2015 and 2014, respectively.

Issuance of Common Stock—In March 2015, ESH REIT issued 190,089 shares of Class A common stock to the Corporation for consideration of approximately $1.7 million. Also, ESH REIT issued, and was compensated approximately $0.7 million for, 96,703 shares of Class B common stock, each of which was attached to a share of common stock of the Corporation to form a Paired Share, used to settle restricted stock units.

Overhead Costs—ESA Management incurs costs under a services agreement with ESH REIT and other related entities for certain overhead services performed on their behalf. The services relate to executive management (including the Chief Executive Officer, Chief Financial Officer and General Counsel), accounting, financial analysis, training and technology. For the three months ended March 31, 2015 and 2014, ESH REIT incurred expense of approximately $2.4 million and $1.6 million, respectively, related to this agreement, which is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Working Capital—As of March 31, 2015, ESH REIT had an outstanding net payable of approximately $111.4 million due to the Corporation and its subsidiaries. This amount consists of monthly hotel receipts deposited into ESH REIT’s CMAs which were swept into the Corporation’s unrestricted cash accounts at the beginning of April 2015, as specified by the agreements governing the 2012 Mortgage Loan and the CMAs, and certain disbursements made by ESA Management on behalf of ESH REIT in the ordinary course of business. As of December 31, 2014, ESH REIT had an outstanding net receivable of approximately $1.2 million due from the Corporation and its subsidiaries. This amount included a receivable due from the Operating Lessees, consisting of certain disbursements ESH REIT made on their behalf, offset by a payable due to ESA Management, consisting of certain disbursements made on behalf of ESH REIT in the ordinary course of business. All outstanding balances are to be repaid within 60 days.

8. COMMITMENTS AND CONTINGENCIES

Lease Commitments—Rent expense on ground leases is recognized on a straight-line basis and was approximately $0.3 and $0.4 million for the three months ended March 31, 2015 and 2014, respectively. Ground lease expense is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.

Other Commitments—ESH REIT has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of its properties is located. The cost related to this commitment was approximately $0.1 million for each of the three months ended March 31, 2015 and 2014, and is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.

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

Purchase Commitments—As of March 31, 2015, ESH REIT had purchase commitments related to certain continuing renovations to its hotel properties of approximately $12.3 million, which are expected to be paid within one year.

9. EQUITY-BASED COMPENSATION

The Corporation and ESH REIT each maintain a long-term incentive plan (“LTIP”) under which the Corporation and ESH REIT may issue to eligible employees or directors restricted stock (i.e., Paired Share) awards, restricted stock units or other equity-based awards. The aggregate number of Paired Shares that may be made as awards under the LTIPs shall not exceed 8.0 million, no more of which 4.0 million may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIP has a share reserve of an equivalent number of shares of Corporation common stock and Class B common stock of ESH REIT, respectively. The fair value of equity-based awards on the date of grant is based on the closing price of a Paired Share on the date of grant. A portion of the grant-date fair value is allocated to a share of common stock of the Corporation and a portion is allocated to a share of Class B common stock of ESH REIT. ESH REIT will have to pay more or less for a share of the Corporation common stock than it would have otherwise paid at the time of grant as a result of regular market changes in the value of a Paired Share between the time of grant and the time of settlement.

Although share-based compensation expense is recognized based on the closing price of a Paired Share on the grant date, the expense related to the portion of the grant-date fair value with respect to a share of common stock of the Corporation is recorded as a payable due to the Corporation. Expense related to the portion of the grant-date fair value with respect to a share of Class B common stock of ESH REIT is recorded as an increase to additional paid in capital within ESH REIT’s consolidated equity. An increase in the value allocated to a share of common stock of the Corporation due to market changes in the value of a Paired Share between the time of grant and the time of settlement is recorded as a distribution to the Corporation. A decrease in the value allocated to a share of common stock of the Corporation due to market changes in the value of a Paired Share between the time of grant and the time of settlement is recorded as additional paid in capital from the Corporation.

The Corporation accounts for awards issued under its LTIP in a manner similar to that of ESH REIT. For all LTIP awards granted by the Corporation, ESH REIT will receive compensation for the fair value of the Class B shares on the date of issuance of such Class B shares by ESH REIT. As prescribed by the services agreement described in Note 7, ESH REIT and its subsidiaries reimburse the Corporation for expenses related to ESH REIT’s employees or directors that participate in the Corporation’s LTIP. Such charges are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Equity-based compensation cost is recognized by amortizing the grant-date fair value of the equity-based awards, less estimated forfeitures, on a straight-line basis over the requisite service period of each award. Total recognized equity-based compensation was approximately $0.6 million (which includes approximately $0.5 million paid or due to the Corporation) and $0.5 million (which includes approximately $0.3 million paid to the Corporation) for the three months ended March 31, 2015 and 2014, respectively, and is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

As of March 31, 2015, there was approximately $0.8 million of unrecognized compensation cost related to outstanding equity-based awards, which is expected to be recognized subsequent to March 31, 2015 over a weighted-average period of approximately 0.8 years. Total unrecognized compensation cost will be adjusted for actual forfeitures.

Restricted stock award and restricted stock unit (collectively, “RSA/RSU”) activity during the three months ended March 31, 2015, was as follows:

	Number of RSAs/RSUs (in thousands)	Weighted- Average Grant-Date Fair Value per RSA/RSU
Outstanding RSAs/RSUs - January 1, 2015	600	$10.38
RSAs/RSUs granted in 2015	—	$—
RSAs/RSUs settled in 2015	(173)	$8.66
RSAs/RSUs forfeited in 2015	(10)	$7.89

Outstanding RSAs/RSUs - March 31, 2015	417	$11.15

Vested RSAs/RSUs - March 31, 2015	—	$—
Nonvested RSAs/RSUs - March 31, 2015	417	$11.15

As of March 31, 2015, the Corporation had issued a total of 940,161 restricted stock (i.e., Paired Share) units, of which 172,695 were forfeited or settled, under which ESH REIT is a counterparty and will issue, and be compensated in cash for, 767,466 shares of Class B common stock of ESH REIT in future periods.

10. SUBSEQUENT EVENTS

On April 27, 2015, ESH REIT announced that it commenced a private offering of senior notes due 2025 in an aggregate principal amount of $500.0 million. ESH REIT intends to use substantially all of the net proceeds from this offering to repay a portion of amounts outstanding under the 2012 Mortgage Loan.

On April 30, 2015, the Board of Directors of ESH REIT declared a cash distribution of $0.15 per share for the first quarter of 2015 on its Class A and Class B common stock. The distribution is payable on May 28, 2015 to shareholders of record as of May 14, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc. included elsewhere in this combined quarterly report on Form 10-Q.

Background and Certain Defined Terms

On November 18, 2013, Extended Stay America, Inc. (the “Corporation”) and its controlled subsidiary, ESH Hospitality, Inc. (“ESH REIT”), completed their initial public offering (the “Offering”) of Paired Shares (as defined below). Prior to the Offering, we completed a series of transactions which restructured and reorganized the existing business. Unless otherwise indicated or the context requires:

•	Company. The term “Company” refers to the Corporation, ESH REIT and their subsidiaries considered as a single enterprise.

•	Corporation. The term “Corporation” refers to Extended Stay America, Inc., a Delaware corporation, and its subsidiaries (excluding ESH REIT and its subsidiaries), which include the Operating Lessees (as defined below), ESH Strategies (as defined below) and ESA Management (as defined below). The Corporation controls ESH REIT through its ownership of ESH REIT’s Class A common stock, which represents approximately 55% of the outstanding common stock of ESH REIT.

•	ESH REIT. The term “ESH REIT” refers to ESH Hospitality, Inc., a Delaware corporation that has elected to be taxed as a real estate investment trust (“REIT”), and its subsidiaries. ESH REIT is a majority-owned subsidiary of the Corporation, which leases its hotel properties to the Operating Lessees.

•	Operating Lessees. The term “Operating Lessees” refers to ESA P Portfolio Operating Lessee LLC, ESA Canada Operating Lessee LLC, ESA LVP Operating Lessee LLC and ESA 2007 Operating Lessee LLC, each of which leases a group of hotels from ESH REIT and, as stipulated under the respective lease agreement, operates the hotels.

•	ESH Strategies. The term “ESH Strategies” refers to ESH Hospitality Strategies LLC, a Delaware limited liability company, and its subsidiaries. ESH Strategies owns the intellectual property related to our business and is a wholly-owned subsidiary of the Corporation.

•	ESA Management. The term “ESA Management” refers to ESA Management LLC, a Delaware limited liability company, and its subsidiaries. ESA Management is a wholly-owned subsidiary of the Corporation and manages the leased hotel properties on behalf of the Operating Lessees.

•	Paired Shares. The term “Paired Shares” means the shares of common stock, par value $0.01 per share, of the Corporation together with the shares of Class B common stock, par value $0.01 per share, of ESH REIT, which are attached and trade as a single unit.

•	Sponsors. The term “Sponsors” collectively refers to Centerbridge Partners, L.P., Paulson & Co. Inc. and the Blackstone Group, L.P. and their funds or affiliates.

For ease of presentation:

•	When we refer to our ownership of hotel properties, we are referring to the hotel properties owned by subsidiaries of ESH REIT.

•	When we refer to the management and operation of our hotels, we are referring to the management of hotels by ESA Management and the operation of our hotels by the Operating Lessees.

•	When we refer to our brands, we are referring to intellectual property related to our business owned by ESH Strategies.

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

The following terms, when used in connection with our company-wide initiatives to reinvest in or renovate our hotel properties, have the following meanings in this combined quarterly report on Form 10-Q (in all cases, unless the context otherwise requires or where otherwise indicated):

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

The following discussion may contain forward-looking statements about our market, analysis, future trends, the demand for our services, capital expenditures and other future results, among other topics. Actual results may differ materially from those suggested by our forward-looking statements for various reasons, including those discussed in “Risk Factors” in our combined annual report on Form 10-K filed with the SEC on February 26, 2015, and “Cautionary Note Regarding Forward-Looking Statements” contained herein. Those sections expressly qualify any subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf.

Overview

We are the largest integrated owner/operator of company-branded hotels in North America. Our business operates in the extended stay lodging industry, and as of March 31 2015, we own and operate 682 hotel properties comprising 76,000 rooms located in 44 states across the United States and in Canada. We own and operate 632 of our hotels under our core brand, Extended Stay America, which serves the mid-price extended stay segment, and accounts for approximately half of the segment by number of rooms in the United States. In addition, we own and operate three Extended Stay Canada hotels and 47 hotels in the economy extended stay segment under the Crossland Economy Studios brand.

Our extended stay hotels are designed to provide an affordable and attractive alternative to traditional lodging or apartment accommodations and are targeted toward self-sufficient, value-conscious guests. Our hotels feature fully-furnished rooms with in-room kitchens, complimentary grab-and-go breakfast, free WiFi, flat screen TVs and limited housekeeping service, which is typically provided on a weekly basis. Our guests include business travelers, professionals on temporary work or training assignments, persons relocating, temporarily displaced or purchasing a home and anyone else in need of temporary housing. Our guests generally rent accommodations on a weekly or longer term basis. For the twelve months ended March 31, 2015, approximately 31%, 24%, and 45% of our revenue was derived from guests with stays from 1-6 nights, from 7-29 nights and over 30 nights, respectively.

Understanding Our Results of Operations—The Company

Revenues and Expenses. The Company’s revenues are derived from the operation of our hotels. Hotel operating expenses account for the largest portion of the Company’s operating expenses and reflect ongoing operating expenses associated with the ownership and management of our hotels. The following table presents the components of the Company’s revenues as a percentage of our total revenues for the three months ended March 31, 2015:

		Percentage of Q1 2015 Revenues
•	Room revenues. Room revenues are driven primarily by ADR and occupancy. Pricing policy and customer mix are significant drivers of ADR. Due to our relatively high occupancy levels, our primary focus is on increasing RevPAR by increasing ADR. For the three months ended March 31, 2015, we experienced RevPAR growth of approximately 6.8% compared to the three months ended March 31, 2014, due to a shift in our customer mix to a greater number of high yield, shorter-stay guests as well as the collective impact of our hotel reinvestment program, upgraded operational practices, investments in marketing and focus on service excellence.	98.5%

•	Other hotel revenues. Other hotel revenues include ancillary revenues such as laundry revenues, vending commissions, additional housekeeping fees and pet charges. Occupancy and customer mix, as well as the number and percentage of guests that have longer-term stays, are the key drivers of other hotel revenues.	1.5%

The following table presents the components of the Company’s operating expenses as a percentage of our total operating expenses for the three months ended March 31, 2015:

		Percentage of Q1 2015 Operating Expenses
•	Hotel operating expenses. Hotel operating expenses have both fixed and variable components. Operating expenses that are relatively fixed include personnel expense, real estate tax expense, property insurance expense and utilities expense. Occupancy is a key driver of expenses that have a high degree of variability such as room supplies expense. Other variable expenses include marketing costs, hotel reservations and commissions expense and utilities expense. We experienced an increase in hotel operating expenses of approximately $3.1 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, due mainly to increases in marketing and reservation costs as well as hotel personnel expense and the allowance for uncollectible accounts receivable.	66.6%

•	General and administrative expenses. General and administrative expenses include expenses associated with corporate overhead. These costs consist primarily of compensation expense of our corporate staff and professional fees, including consulting, audit, tax and legal fees.	10.8%

•	Depreciation and amortization. Depreciation and amortization is a non-cash charge that relates primarily to the acquisition and related usage of hotels and other property and equipment.	22.6%

Understanding Our Results of Operations—ESH REIT

Revenues. ESH REIT’s rental revenues are generated from leasing the hotel properties to the Operating Lessees. Rental revenues consist of fixed minimum rental payments plus specified percentages of hotel revenues earned by the Operating Lessees over designated revenue thresholds.

Expenses. The following table presents the components of ESH REIT’s operating expenses as a percentage of ESH REIT’s total operating expenses for the three months ended March 31, 2015:

		Percentage of Q1 2015 Operating Expenses
•	Hotel operating expenses. ESH REIT’s hotel operating expenses include expenses directly related to ownership of the hotels, such as real estate tax expense and property insurance expense.	32.1%

•	General and administrative expenses. General and administrative expenses include overhead expenses incurred directly by ESH REIT and administrative service costs reimbursable to ESA Management.	5.2%

•	Depreciation and amortization. Depreciation and amortization is a non-cash charge that relates primarily to the acquisition and related usage of hotels and other property and equipment.	62.7%

Results of Operations

Results of Operations discusses each of the Company’s and ESH REIT’s unaudited condensed consolidated financial statements, each of which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those relating to property and equipment, goodwill, income taxes, equity-based compensation, revenue recognition, consolidation policies and contingencies. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

Results of Operations—The Company

Comparison of Three Months Ended March 31, 2015 and March 31, 2014

As of March 31, 2015, we owned and operated 682 hotels consisting of 76,000 rooms. As of March 31, 2014, we owned and operated 684 hotels consisting of approximately 76,200 rooms.

The following table presents our consolidated results of operations for the three months ended March 31, 2015 and 2014, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended March 31,
	2015	2014	Change ($)	Change (%)

Revenues:
Room revenues	$283,298	$266,229	$17,069	6.4%
Other hotel revenues	4,293	4,087	206	5.0%

Total revenues	287,591	270,316	17,275	6.4%

Operating expenses:
Hotel operating expenses	144,995	141,887	3,108	2.2%
General and administrative expenses	23,500	23,105	395	1.7%
Depreciation and amortization	49,183	45,327	3,856	8.5%

Total operating expenses	217,678	210,319	7,359	3.5%
Other income	3	206	(203)	(98.5)%

Income from operations	69,916	60,203	9,713	16.1%
Other non-operating expense	1,765	2,515	(750)	(29.8)%
Interest expense, net	31,317	36,548	(5,231)	(14.3)%

Income before income tax expense	36,834	21,140	15,694	74.2%
Income tax expense	8,974	5,059	3,915	77.4%

Net income	27,860	16,081	11,779	73.2%
Net income attributable to noncontrolling interests(1)	(6,312)	(5,291)	(1,021)	19.3%

Net income attributable to common shareholders	$21,548	$10,790	$10,758	99.7%

(1)	Noncontrolling interests in Extended Stay America, Inc. include approximately 45% of ESH REIT’s common equity and 125 shares of ESH REIT preferred stock.

The following table presents key operating metrics, including occupancy, ADR, RevPAR and renovation displacement data for our hotels for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014	Change
Number of hotels(1)	682	684	(2)
Number of rooms(1)	76,000	76,265	(265)

Occupancy	70.4%	70.0%	40 bps
ADR	$58.87	$55.39	6.3%
RevPAR	$41.44	$38.79	6.8%

Hotel Inventory (as of March 31)(2):
Platinum Extended Stay America	374	320	54
Silver Extended Stay America	261	315	(54)
Crossland Economy Studios and other	47	49	(2)

Total number of hotels	682	684	(2)

Renovation Displacement Data (in thousands, except percentages)(2):
Total available room nights	6,837	6,863	(26)
Room nights displaced from renovation	76	119	(43)
% of available room nights displaced	1.1%	1.7%	(60) bps

(1)	On July 28, 2014, we sold two hotel properties.
(2)	See “ – Liquidity and Capital Resources – Capital Expenditures – Hotel Reinvestment Program” for a discussion of our phased capital investment program across our portfolio.

Room revenues. Room revenues increased by approximately $17.1 million, or 6.4%, to approximately $283.3 million for the three months ended March 31, 2015 compared to approximately $266.2 million for the three months ended March 31, 2014. The increase in room revenues was due to a 6.3% increase in ADR and a 40 bps increase in occupancy, resulting in a 6.8% increase in RevPAR, which was primarily a result of a shift in our customer mix to a greater number of high yield, shorter-stay guests as well as the collective impact of our our hotel reinvestment program, operating and service initiatives and more consistent pricing and discount policies.

Other hotel revenues. Other hotel revenues remained relatively consistent, increasing by approximately $0.2 million, or 5.0%, to approximately $4.3 million for the three months ended March 31, 2015 compared to approximately $4.1 million for the three months ended March 31, 2014.

Hotel operating expenses. Hotel operating expenses increased by approximately $3.1 million, or 2.2%, to approximately $145.0 million for the three months ended March 31, 2015 compared to approximately $141.9 million for the three months ended March 31, 2014. The increase in hotel operating expenses was partly driven by an increase in marketing and reservation costs of approximately $1.5 million, mainly driven by the system-wide implementation of our central reservations call center. Additionally, the increase was impacted by increases in hotel personnel expense of approximately $1.4 million as well as the allowance for uncollectible accounts receivable of approximately $1.4 million, offset by a decrease in utilities expense of approximately $1.0 million.

Hotel Operating Margin increased to 50.1% for the three months ended March 31, 2015 compared to 48.2% for the three months ended March 31, 2014. Total room and other hotel revenues increased by approximately $17.3 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, while Hotel Operating Profit, excluding loss on disposal of assets, increased by approximately $13.9 million for the same period, which represents an operating margin flow-through, defined as the change in Hotel Operating Profit divided by the change in total room and other hotel revenues, of approximately 80.7%.

General and administrative expenses. General and administrative expenses increased by approximately $0.4 million, or 1.7%, to approximately $23.5 million for the three months ended March 31, 2015 compared to approximately $23.1 million for the three months ended March 31, 2014. Adjusted general and administrative expenses, which excludes non-cash equity based compensation in 2015 and 2014 as well as public company transition costs and costs associated with the implementation of certain key strategic initiatives in 2014, were $21.3 million and $18.2 million for the three months ended March 31, 2015 and 2014, respectively, an increase of approximately $3.1 million. This increase was mainly driven by an increase in personnel expenses of approximately $1.3 million, legal and audit fees of approximately $0.9 million and ongoing costs related to our new revenue management system of approximately $0.6 million.

Depreciation and amortization. Depreciation and amortization increased by approximately $3.9 million, or 8.5%, to approximately $49.2 million for the three months ended March 31, 2015 compared to approximately $45.3 million for the three months ended March 31, 2014. The increase in depreciation and amortization was primarily due to an increase in investment in hotel assets as a result of our hotel reinvestment program.

Other non-operating expense. During the three months ended March 31, 2015 and 2014, we recognized non-cash foreign currency transaction losses of approximately $1.8 million and $2.5 million, respectively, related to the appreciation of the U.S. dollar versus the Canadian dollar at one of our Canadian currency-based entities which has U.S. dollar denominated debt.

Interest expense, net. In the second quarter of 2014, ESH REIT repaid the remaining outstanding $365.0 million of the three mezzanine loans totaling $1.08 billion (collectively, the “2012 Mezzanine Loans”) using principally all of the net proceeds from its 2014 Term Loan (as defined below). As a result of this transaction as well as lower interest expense related to outstanding revolving credit facilities’ balances, the Company’s weighted-average interest rate decreased from approximately 4.4% as of March 31, 2014 to approximately 4.0% as of March 31, 2015. For the three months ended March 31, 2015, net interest expense decreased by approximately $5.2 million, or 14.3%, to approximately $31.3 million compared to approximately $36.5 million for the three months ended March 31, 2014.

Income tax expense. Our effective income tax rate increased by approximately 0.5 percentage points to approximately 24.4% for the three months ended March 31, 2015 compared to approximately 23.9% for the three months ended March 31, 2014, primarily due to an increase in the percentage of ESH REIT’s taxable income expected to be distributed in 2015 as compared to 2014. The Company’s effective tax rate is lower than the federal statutory rate of 35% due to ESH REIT’s status as a REIT under the provisions of the Code during these periods. In the future, ESH REIT intends to distribute approximately 95% of its taxable income and net capital gain. ESH REIT will incur federal and state income tax at statutory rates on its taxable income not distributed.

Results of Operations—ESH REIT

Comparison of Three Months Ended March 31, 2015 and March 31, 2014

ESH REIT owns all of our hotel properties. The consolidated results of ESH REIT include the results of operations of ESH REIT and its subsidiaries, which do not include the Operating Lessees. Further, the results of operations of ESA Management, which performs the management and administrative services for the hotels, are not consolidated within ESH REIT’s results of operations, as ESA Management is owned by the Corporation.

ESH REIT’s consolidated results of operations present operating results in a manner which reflects ESH REIT’s legal and corporate structure. For example:

•	ESH REIT’s consolidated results of operations reflect ESH REIT’s sole source of revenue, lease rental revenues.

•	ESH REIT’s consolidated results of operations reflect only those hotel operating expenses that are incurred directly by ESH REIT.

•	Costs reimbursed to ESA Management are reflected as a component of general and administrative expenses.

As of March 31, 2015, ESH REIT owned 682 hotels consisting of 76,000 rooms. As of March 31, 2014, ESH REIT owned 684 hotels consisting of approximately 76,200 rooms.

The following table presents ESH REIT’s consolidated results of operations for the three months ended March 31, 2015 and 2014, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended March 31,
	2015	2014	Change ($)	Change (%)

Revenues: Rental revenues from Extended Stay America, Inc.	$123,191	$123,647	$(456)	(0.4)%
Operating expenses:
Hotel operating expenses	24,619	25,432	(813)	(3.2)%
General and administrative expenses	4,004	4,986	(982)	(19.7)%
Depreciation and amortization	48,035	44,032	4,003	9.1%

Total operating expenses	76,658	74,450	2,208	3.0%
Other income	—	198	(198)	n/m

Income from operations	46,533	49,395	(2,862)	(5.8)%
Other non-operating expense	1,837	2,544	(707)	(27.8)%
Interest expense, net	30,551	34,704	(4,153)	(12.0)%

Income before income tax expense	14,145	12,147	1,998	16.4%
Income tax expense	99	352	(253)	(71.9)%

Net income	$14,046	$11,795	$2,251	19.1%

n/m = not meaningful

Rental revenues from Extended Stay America, Inc. Rental revenues decreased by approximately $0.5 million, or approximately 0.4%, to approximately $123.2 million for the three months ended March 31, 2015 compared to approximately $123.6 million for the three months ended March 31, 2014. The decrease was mainly due to the sale of two hotel properties on July 28, 2014 as well as the appreciation of the U.S. dollar relative to the Canadian dollar. Rental revenues consist of fixed minimum rental payments recognized on a straight-line basis over the lease terms plus specified percentages paid by the Operating Lessees on revenues over designated thresholds. No percentage rental revenue was recognized during the three months ended March 31, 2015 or 2014 due to the fact that certain percentage rental revenue thresholds were not yet achieved during the periods.

Hotel operating expenses. Hotel operating expenses decreased by approximately $0.8 million, or 3.2%, to approximately $24.6 million for the three months ended March 31, 2015 compared to approximately $25.4 million for the three months ended March 31, 2014. This decrease was primarily due to a decrease in property-related costs that were obligations of ESH REIT due to its ownership of the hotels of approximately $0.5 million, as well as a decrease in loss on disposal of assets of approximately $0.3 million.

General and administrative expenses. General and administrative expenses decreased by approximately $1.0 million, or 19.7%, to approximately $4.0 million for the three months ended March 31, 2015 compared to approximately $5.0 million for the three months ended March 31, 2014. This decrease was mainly due to a decrease in other professional fees including legal, audit and consulting fees of approximately $1.1 million and public company transition costs of approximately $0.8 million, partially offset by an increase in reimbursed costs of approximately $0.8 million that ESH REIT incurred under its services agreement with ESA Management for certain overhead services performed on ESH REIT’s behalf.

Depreciation and amortization. Depreciation and amortization increased by approximately $4.0 million, or 9.1%, to approximately $48.0 million for the three months ended March 31, 2015 compared to approximately $44.0 million for the three months ended March 31, 2014. The increase in depreciation and amortization was primarily due to an increase in investment in hotel assets as a result of our hotel reinvestment program.

Other non-operating expense. During the three months ended March 31, 2015 and 2014, ESH REIT recognized non-cash foreign currency transaction losses of approximately $1.8 million and $2.5 million, respectively, related to the appreciation of the U.S. dollar versus the Canadian dollar at one of its Canadian currency-based entities which has U.S. dollar denominated debt.

Interest expense, net. In the second quarter of 2014, ESH REIT repaid the remaining outstanding $365.0 million of the 2012 Mezzanine Loans using principally all of the net proceeds from its 2014 Term Loan (as defined below). As a result of this transaction as well as lower interest expense related to the outstanding revolving credit facility balance, ESH REIT’s weighted-average interest rate decreased from approximately 4.4% as of March 31, 2014 to approximately 3.9% as of March 31, 2015. For the three months ended March 31, 2015, net interest expense decreased by approximately $4.2 million, or 12.0%, to approximately $30.6 million compared to approximately $34.7 million for the three months ended March 31, 2014.

Income tax expense. ESH REIT’s effective income tax rate decreased by approximately 2.2 percentage points to approximately 0.7% for the three months ended March 31, 2015 compared to approximately 2.9% for the three months ended March 31, 2014. ESH REIT’s effective tax rate is lower than the federal statutory rate of 35% due to its status as a REIT under the provisions of the Code during these periods. In the future, ESH REIT intends to distribute approximately 95% of its taxable income and net capital gain. ESH REIT will incur federal and state income tax at statutory rates on its taxable income not distributed.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA

EBITDA is defined as net income excluding: (1) net interest expense; (2) income tax expense; and (3) depreciation and amortization. EBITDA is a commonly used measure of performance in many industries. The Company believes that EBITDA provides useful information to investors regarding our operating performance as it helps us and investors evaluate the ongoing performance of our hotels after removing the impact of our capital structure, primarily interest expense, our corporate structure, primarily income tax expense, and our asset base, primarily depreciation and amortization. We believe that the use of EBITDA facilitates comparisons between us and other lodging companies, hotel owners and capital-intensive companies. Additionally, EBITDA is a measure that is widely used by management in our annual budgeting and compensation planning processes.

The Company uses Adjusted EBITDA when evaluating our performance because we believe the adjustment for certain additional items, described below, provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted EBITDA, when combined with the GAAP presentation of net income, net income per common share and cash flow provided by operating activities, is beneficial to the overall understanding of our ongoing operating performance. We adjust EBITDA for the following items and refer to this measure as Adjusted EBITDA:

•	Non-cash equity-based compensation—We exclude non-cash charges related to the amortization of equity-based compensation awards to employees and directors.

•	Other non-operating (income) expense—We exclude the effect of other non-operating income or expense, as we believe non-cash foreign currency transaction gain or loss is not reflective of ongoing or future operating performance.

•	Other (income) expenses—We exclude the effect of income or expenses that we do not consider reflective of ongoing or future operating performance including the following: public company transition costs, consulting fees related to the implementation of certain key strategic initiatives and loss on disposal of assets.

EBITDA and Adjusted EBITDA as presented may not be comparable to similar measures calculated by other companies. This information should not be considered as an alternative to net income, net income per common share, cash flow from operations or any other operating performance measure calculated in accordance with GAAP. Cash expenditures for various real estate or hotel assets such as capital expenditures, interest expense and other items have been and will continue to be incurred and are not reflected in EBITDA or Adjusted EBITDA. Management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions and assessments of operating performance. The Company’s consolidated statements of operations and cash flows include capital expenditures, net interest expense and other excluded items, all of which should be considered when evaluating our performance, in addition to our non-GAAP financial measures. Additionally, EBITDA and Adjusted EBITDA should not solely be considered as measures of our liquidity or indicative of funds available to fund our cash needs, including our ability to pay distributions.

EBITDA and Adjusted EBITDA are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single enterprise, which is reflected in the consolidated Company results of operations; therefore, we believe these performance measures are meaningful for the Company only. The following table provides a reconciliation of net income to EBITDA and Adjusted EBITDA for the Company for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015		2014
Net income	$27,860		$16,081
Interest expense, net	31,317		36,548
Income tax expense	8,974		5,059
Depreciation and amortization	49,183		45,327

EBITDA	117,334		103,015
Non-cash equity-based compensation	2,116		2,461
Other non-operating expense	1,765		2,515
Other expenses	1,643	(1)	4,285	(2)

Adjusted EBITDA	$122,858		$112,276

(1)	Includes loss on disposal of assets of approximately $1.6 million.
(2)	Includes public company transition costs of approximately $1.1 million, consulting fees related to implementation of certain key strategic initiatives, including review of our corporate infrastructure, of approximately $1.4 million and loss on disposal of assets of approximately $1.8 million.

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

Hotel Operating Profit and Hotel Operating Margin are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single enterprise, which is reflected in the consolidated Company results of operations; therefore, we believe these performance measures are meaningful for the Company only. The following table provides a reconciliation of room revenues, other hotel revenues and hotel operating expenses (excluding loss on disposal of assets) to Hotel Operating Profit and Hotel Operating Margin for the Company for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Room revenues	$283,298	$266,229
Other hotel revenues	4,293	4,087

Total hotel revenues	287,591	270,316
Hotel operating expenses (1)	143,421	140,089

Hotel Operating Profit	$144,170	$130,227

Hotel Operating Margin	50.1%	48.2%

(1)	Excludes loss on disposal of assets of approximately $1.6 million and $1.8 million, respectively.

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

Paired Share Income is defined as the sum of net income attributable to common shareholders and noncontrolling interests attributable to Class B common shares of ESH REIT. Adjusted Paired Share Income is defined as Paired Share Income adjusted for items that, net of income taxes, we believe are not reflective of our ongoing or future operating performance. We adjust Paired Share Income for the following items, net of income taxes, and refer to this measure as Adjusted Paired Share Income: other non-operating (income) expense (including foreign currency transaction gain or loss) and other (income) expenses, such as public company transition costs, consulting fees related to certain key strategic initiatives and loss on disposal of assets. With the exception of equity-based compensation, an ongoing charge, these adjustments (other than the effect of income taxes) are the same as those used in the reconciliation of EBITDA to Adjusted EBITDA.

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

Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single enterprise, which is reflected in the consolidated Company results of operations; therefore, we believe these performance measures are meaningful for the Company only. The following table provides a reconciliation of net income attributable to common shareholders to Paired Share Income, Adjusted Paired Share Income and a calculation of Adjusted Paired Share Income per Paired Share for the three months ended March 31, 2015 and 2014 (in thousands, except per Paired Share data):

	Three Months Ended March 31,
	2015		2014
Net income attributable to common shareholders	$21,548		$10,790
Noncontrolling interests attributable to Class B common shares of ESH REIT	6,308		5,287

Paired Share Income	27,856		16,077
Other non-operating expense	1,334		2,439
Other expenses	1,242	(1)	3,923	(2)

Adjusted Paired Share Income	$30,432		$22,439

Adjusted Paired Share Income per Paired Share – basic	$0.15		$0.11

Adjusted Paired Share Income per Paired Share – diluted	$0.15		$0.11

Weighted average Paired Shares outstanding – basic	204,007		203,299

Weighted average Paired Shares outstanding – diluted	204,379		204,375

(1)	Includes loss on disposal of assets of approximately $1.6 million pre-tax, which totals approximately $1.2 million after-tax.
(2)	Includes public company transition costs of approximately $1.1 million pre-tax, consulting fees related to implementation of certain key strategic initiatives, including review of our corporate infrastructure, of approximately $1.4 million pre-tax and loss on disposal of assets of approximately $1.8 million pre-tax, which total approximately $3.9 million after-tax.

Liquidity and Capital Resources

Company Overview

On a consolidated basis, we have historically generated significant cash flow from operations and have financed our ongoing business primarily with existing cash and cash flow generated from operations. We generated cash flow from operations of approximately $102.7 million for the three months ended March 31, 2015. Our current liquidity requirements consist primarily of funds necessary to pay for operating expenses directly associated with our hotels, recurring maintenance and capital expenditures necessary to maintain our hotels, general and administrative expenses, interest expense, scheduled principal payments on ESH REIT’s outstanding indebtedness, Corporation distributions and required ESH REIT distributions. In addition to recurring maintenance and capital expenditures necessary to maintain our hotels, we are also performing, and expect to continue to perform, renovations to our hotels. See “—Capital Expenditures—Hotel Reinvestment Program.” We expect to fund our hotel reinvestment program from a combination of cash on hand, cash flow from operations and/or borrowings under our revolving credit facilities, as needed. Other long-term liquidity requirements may include the need to obtain funds to acquire or construct additional hotels.

The Company had cash and cash equivalents of approximately $71.9 million and restricted cash of approximately $176.9 million at March 31, 2015. Based upon the current level of operations, management believes that our cash flow from operations together with our cash balances and available borrowings under our revolving credit facilities (as described in “—Our Indebtedness”) will be adequate to meet our anticipated funding requirements and business objectives for the foreseeable future. We regularly review our capital structure and at any time may refinance or repay existing indebtedness, incur new indebtedness or issue debt or equity securities.

In December 2014, ESH REIT exercised its first of three one-year options to extend the maturity date of Component A of the 2012 Mortgage Loan, with a principal balance of approximately $348.0 million, to December 1, 2015. Assuming we exercise the remaining two one-year extension options, which are subject to limited conditions, to extend the maturity of this debt, our long-term liquidity requirements will include funds for principal payments on ESH REIT’s 2012 Mortgage Loan and 2014 Term Loan maturing between December 2017 and December 2019. The 2015 extension conditions include providing an adequate extension notice period, the extension or renewal of an interest rate cap, as well as the requirement that none of the borrowing entities be in default, as defined. The 2016 extension conditions include the same conditions as the 2015 extension, as well as the requirement of a specified Extension Debt Yield, as defined, of 17.5%. Our long-term liquidity requirements will also include the repayment of any outstanding amounts under our revolving credit facilities which mature in November 2016.

On April 27, 2015, the Company announced that ESH REIT intends to offer $500.0 million aggregate principal amount of senior notes due 2025, subject to market and other conditions, in a private offering exempt from the registration requirements of the Securities Act. ESH REIT intends to use the proceeds received from the offering and cash on hand to repay approximately $318.0 million of Component A of the 2012 Mortgage Loan and approximately $182.0 million of Component B of the 2012 Mortgage Loan. See “—Our Indebtedness—ESH REIT Mortgage Loan.” The consummation of the offering and proposed refinancing of the 2012 Mortgage Loan are subject to a number of factors, and we cannot assure you that ESH REIT will consummate the offering or refinance the 2012 Mortgage Loan on favorable terms or at all.

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

The Corporation may pay distributions on its common stock to meet all or a portion of our expected distribution rate on our Paired Shares. On April 30, 2015, the Board of Directors of the Corporation declared a cash distribution of $0.02 per share for the first quarter of 2015 on its common stock. The distribution is payable on May 28, 2015 to shareholders of record as of May 14, 2015. See “Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distribution Policies” in our combined annual report on Form10-K filed with the SEC on February 26, 2015.

The payment of any additional distributions in the future will be at the discretion of the Corporation’s Board of Directors. Any such distributions will be made subject to the Corporation’s compliance with applicable law, and will depend on, among other things, the receipt by the Corporation of distributions from ESH REIT in respect of the Class A common stock, the Corporation’s results of operations and financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in any existing and future debt agreements of the Corporation and ESH REIT and in any preferred stock and other factors that the Corporation’s Board of Directors may deem relevant.

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

In 2015, we intend to slightly increase our historical distribution rate of $0.15 per Paired Share per quarter, the majority of which we intend to make in respect of the Class B common stock of ESH REIT, unless our consolidated results of operations, net income, Adjusted EBITDA, liquidity, cash flows, financial condition or prospects, economic conditions or other factors differ materially from our current assumptions. As noted above, the expected Paired Share distributions may also be completed through distributions in respect of the common stock of the Corporation using funds distributed to the Corporation in respect of the Class A common stock of ESH REIT, after allowance for tax, if any, on those funds.

On April 30, 2015, the Board of Directors of ESH REIT declared a cash distribution of $0.15 per share for the first quarter of 2015 on its Class A and Class B common stock. The distribution is payable on May 28, 2015 to shareholders of record as of May 14, 2015. See “Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distribution Policies” in our combined annual report Form 10-K filed with the SEC on February 26, 2015 for a description of our distribution policies.

Due to REIT distribution requirements, ESH REIT has historically not accumulated significant amounts of cash and is not expected to do so in the future. As a result, and as discussed above, we expect that ESH REIT will need to refinance all or a portion of its debt, including the 2012 Mortgage Loans and the 2014 Term Loan, on or before maturity. See “—Our Indebtedness—ESH REIT Mortgage Loan” and “—Our Indebtedness—ESH REIT Term Loan Facility.” We cannot assure you that ESH REIT will be able to refinance any of its debt on attractive terms on or before maturity, on commercially reasonable terms or at all.

Based upon the current level of operations, management believes that ESH REIT’s cash position, cash flow from operations and available borrowings under the ESH REIT Revolving Credit Facility will be adequate to meet all of ESH REIT’s funding requirements and business objectives for the foreseeable future.

Sources and Uses of Cash – The Company

The following cash flow table and comparisons are provided for the Company:

Comparison of Three Months Ended March 31, 2015 and March 31, 2014

We had unrestricted cash and cash equivalents of approximately $71.9 million and $15.5 million at March 31, 2015 and 2014, respectively. The following table summarizes the changes in our cash and cash equivalents as a result of operating, investing and financing activities for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014	Change
Cash provided by (used in):
Operating activities	$102,690	$72,518	$30,172
Investing activities	(136,743)	(141,108)	4,365
Financing activities	(15,426)	23,584	(39,010)
Effects of changes in exchange rate on cash and cash equivalents	43	26	17

Net decrease in cash and cash equivalents	$(49,436)	$(44,980)	$(4,456)

Cash Flows provided by Operating Activities

Cash flows provided by operating activities totaled approximately $102.7 million for the three months ended March 31, 2015 compared to approximately $72.5 million for the three months ended March 31, 2014, an increase of approximately $30.2 million. Cash flows from operations was positively impacted during the three months ended March 31, 2015 by additional cash generated through improved operating performance of our hotels, specifically a 6.8% increase in RevPAR. Additionally, cash flows from operations increased as a result of the return of cash deposits from insurers.

Cash Flows used in Investing Activities

Cash flows used in investing activities totaled approximately $136.7 million for the three months ended March 31, 2015 compared to approximately $141.1 million for the three months ended March 31, 2014, a decrease of approximately $4.4 million. Cash flows used in investing activities decreased during the three months ended March 31, 2015, primarily due lower purchases of property and equipment since 90 Platinum hotel renovations were completed during the three months ended March 31, 2014 and 39 Platinum hotel renovations were completed during the three months ended March 31, 2015, offset by an increase in restricted collateral for insurance reserves.

Cash Flows (used in) provided by Financing Activities

Cash flows used in financing activities totaled approximately $15.4 million for the three months ended March 31, 2015 compared to cash flows provided by financing activities of approximately $23.6 million for the three months ended March 31, 2014, an increased use of approximately $39.0 million. Cash flows used in financing activities increased during the three months ended March 31, 2015 primarily due to ESH REIT’s distributions to holders of Class B common stock of approximately $30.8 million during the three months ended March 31, 2015 compared to approximately $16.4 million during the three months ended March 31, 2014. Additionally, net draws on the ESH REIT Revolving Credit Facility totaled approximately $25.0 million during the three months ended March 31, 2015 compared to net draws on the Corporation Revolving Credit Facility and the ESH REIT Revolving Credit Facility of approximately $40.0 million during the three months ended March 31, 2014. Further, during the three months ended March 31, 2015, ESH REIT made a mandatory prepayment of approximately $8.5 million on its 2014 Term Loan.

Sources and Uses of Cash – ESH REIT

The following cash flow table and comparisons are provided for ESH REIT:

Comparison of Three Months Ended March 31, 2015 and March 31, 2014

ESH REIT had unrestricted cash and cash equivalents of approximately $11.5 million at March 31, 2015 and 2014. The following table summarizes the changes in ESH REIT’s cash and cash equivalents as a result of operating, investing and financing activities for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014	Change
Cash provided by (used in):
Operating activities	$49,242	$48,712	$530
Investing activities	(135,031)	(138,955)	3,924
Financing activities	63,464	83,115	(19,651)
Effects of changes in exchange rate on cash and cash equivalents	—	1	(1)

Net decrease in cash and cash equivalents	$(22,325)	$(7,127)	$(15,198)

Cash Flows provided by Operating Activities

Cash flows provided by operating activities remained relatively consistent and totaled approximately $49.2 million for the three months ended March 31, 2015 compared to approximately $48.7 million for the three months ended March 31, 2014, an increase of approximately $0.5 million.

Cash Flows used in Investing Activities

Cash flows used in investing activities totaled approximately $135.0 million for the three months ended March 31, 2015 compared to approximately $139.0 million for the three months ended March 31, 2014, a decrease of approximately $3.9 million. Cash flows used in investing activities decreased during the three months ended March 31, 2015, primarily due to lower purchases of property and equipment since 90 Platinum hotel renovations were completed during the three months ended March 31, 2014 and 39 Platinum hotel renovations were completed during the three months ended March 31, 2015, offset by an increase in restricted cash.

Cash Flows provided by Financing Activities

Cash flows provided by financing activities totaled approximately $63.5 million for the three months ended March 31, 2015 compared to cash flows provided by financing activities of approximately $83.1 million for the three months ended March 31, 2014, a decrease of approximately $19.7 million. Cash flows provided by financing activities decreased during the three months ended March 31, 2015, primarily due to ESH REIT’s distributions of approximately $68.3 million during the three months ended March 31, 2015 compared to $36.4 million during the three months ended March 31, 2014. Additionally, net draws on ESH REIT’s Revolving Credit Facility totaled $25.0 million during the three months ended March 31, 2015 compared to $20.0 million during the three months ended March 31, 2014. Further, during the three months ended March 31, 2015, ESH REIT made a mandatory prepayment of approximately $8.5 million on its 2014 Term Loan.

Capital Expenditures

We maintain each of our hotels in good repair and condition and in conformity with applicable laws and regulations. The cost of all improvements and significant alterations are generally made with cash flows from operations. During the three months ended March 31, 2015 and 2014, we incurred capital expenditures of approximately $34.2 million and $49.4 million, respectively. These capital expenditures were primarily made as a result of our hotel reinvestment program, which remains ongoing. Funding for future capital expenditures is expected to be provided primarily from cash flow from operations or, to the extent necessary, the Corporation or ESH REIT Revolving Credit Facilities. In 2015, we expect to incur capital expenditures between $190.0 million and $210.0 million, including the amounts spent in the first quarter.

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

We have undertaken the hotel reinvestment program in phases. As of March 31, 2015, we have substantially completed Platinum renovations at 374 hotels, with total incurred costs of approximately $367.4 million. Also, as of March 31, 2015, we are in the process of implementing Platinum renovations at 8 additional hotels with estimated total costs of approximately $8.2 million. During the fourth quarter of 2014, the Corporation’s and ESH REIT’s Board of Directors approved Platinum renovations for an additional 95 hotels totaling approximately $85.0 million, which are expected to be completed by early 2016. Once complete, we will have completed Platinum renovations at 477 hotels, which is approximately 75% of our Extended Stay America-branded hotels.

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

As of March 31, 2015, 208 hotels had results for the entire Post-Renovation Period. These 208 hotels demonstrated RevPAR growth of 20.8% and RevPAR Index growth of 8.5% in the Post-Renovation Period as compared to the Pre-Renovation Period. The majority of the growth was achieved through increases in ADR, which grew 21.3% over the time period. While we attribute the RevPAR Index growth primarily to our hotel reinvestment program, we also believe that this improvement has benefited from the implementation of our other initiatives, including our increased marketing and service initiatives. The following table shows a summary of the results of the 208 hotels for which we had Post-Renovation Period results as of March 31, 2015:

	Pre- Renovation Period	Post- Renovation Period	Post- Renovation Change
Occupancy	76.1%	75.8%	(30) bps
ADR	$56.91	$69.02	21.3%
RevPAR	$43.51	$52.57	20.8%
RevPAR Index	87.8	95.3	8.5%

(1)	“RevPAR Index” is stated as a percentage and is calculated for a hotel by comparing the hotel’s RevPAR to the aggregate RevPAR of a group of competing hotels generally in the same market. RevPAR Index is a weighted average of the individual property results. We subscribe to STR, an independent, third party service, which collects and compiles the data used to calculate RevPAR Index. We select the competing hotels included in the RevPAR Index subject to STR’s guidelines. STR does not endorse Extended Stay America, Inc. or any other company, and STR data should not be viewed as investment advice or as a recommendation to take a particular course of action.

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

As of March 31, 2015, the outstanding balance drawn on the Corporation Revolving Credit Facility was $0 and the amount of borrowing capacity under the facility was $46.4 million, reduced from $50.0 million due to a $3.6 million letter of credit outstanding.

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

The Corporation’s obligations under the Corporation Revolving Credit Facility are guaranteed by its existing and future direct and indirect domestic subsidiaries (with certain exceptions, including, but not limited to, ESH REIT and its subsidiaries and certain other entities that may not provide guarantees pursuant to ESH REIT’s 2012 Mortgage Loan and 2014 Term Loan, as defined). The Corporation Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of the Corporation and the guarantors under the facility (with certain exceptions).

The Corporation Revolving Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict the Corporation’s ability and the ability of its subsidiaries (other than, with certain exceptions, ESH REIT and its subsidiaries) to incur additional indebtedness, pay distributions and make other restricted payments, engage in transactions with the Corporation’s affiliates, sell all or substantially all of its assets, merge and create liens. The Corporation Revolving Credit Facility also contains certain customary affirmative covenants and events of default.

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

In order to avoid a Trigger Event or an Adjusted Trigger Event, each as defined, the Corporation Revolving Credit Facility requires a Debt Yield and an Adjusted Debt Yield of at least 12.0%. The occurrence of a Trigger Event or an Adjusted Trigger Event would require the Corporation to repay the outstanding facility balance and would restrict its ability to make additional borrowings. As of March 31, 2015, the Debt Yield and Adjusted Debt Yield were 21.3% and 18.6%, respectively, and no Trigger Event or Adjusted Trigger Event had occurred.

Corporation Mandatorily Redeemable Preferred Stock

The Corporation has authorized 350.0 million shares of preferred stock, par value $0.01 per share, of which 21,202 shares of mandatorily redeemable voting preferred stock were issued and outstanding as of March 31, 2015. Dividends on the preferred shares are payable quarterly in arrears at a rate of 8.0% per year. With respect to dividend, distribution and liquidation rights, the 8.0% voting preferred stock ranks senior to the Corporation’s common stock. Holders of the 8.0% voting preferred stock are generally entitled to one vote for each share and will vote together with the Corporation common stock as a single class on all matters that the Corporation’s common shareholders are entitled to vote upon. On or after November 15, 2018, a holder of the 8.0% voting preferred stock has the right to require the Corporation to redeem in cash the 8.0% voting preferred stock at $1,000 per share plus any accumulated but unpaid dividends. On November 15, 2020, the Corporation shall mandatorily redeem all of the 8.0% voting preferred stock at $1,000 per share plus any accumulated but unpaid dividends.

Due to the fact that the current outstanding preferred stock is mandatorily redeemable by the Corporation, it is classified as a liability on the Company’s unaudited condensed consolidated balance sheets. Dividends on the shares of mandatorily redeemable preferred stock are classified as interest expense in the Company’s unaudited condensed consolidated statements of operations.

ESH REIT Mortgage Loan

On November 30, 2012, ESA P Portfolio LLC, ESA P Portfolio MD Borrower LLC, ESA Canada Properties Borrower LLC, ESH/TN Properties LLC (each a subsidiary of ESH REIT and collectively, the “Mortgage Borrower”) entered into an approximately $2.52 billion mortgage loan comprised of three components (the “2012 Mortgage Loan”), which is governed by that certain Loan Agreement, dated as of November 30, 2012, by and among the Mortgage Borrower, certain affiliates of the Mortgage Borrower, JPMorgan Chase Bank, National Association, German American Capital Corporation, Citigroup Global Markets Realty Corp., Bank of America, N.A. and Goldman Sachs Mortgage Company (as amended, the “MLA”). Component A is comprised of five subcomponents, each with varying floating interest rates and a collective weighted-average interest rate of LIBOR plus approximately 2.1% and a total balance of $348.0 million and an original maturity date of December 1, 2014, with three one-year extension options. In December 2014, ESH REIT exercised its first one-year extension option on Component A, extending the maturity of this component until December 1, 2015. ESH REIT has the option to extend the maturity date for two consecutive one-year periods, subject to limited conditions. Components B and C have fixed interest rates of approximately 3.4% and 4.1%, total balances of $350.0 million and $1,820.0 million and maturity dates of December 1, 2017 and December 1, 2019, respectively.

As of March 31, 2015, the outstanding balance on the 2012 Mortgage Loan was approximately $2.52 billion. The 2012 Mortgage Loan requires monthly interest-only payments of approximately $7.9 million due on the first day of each calendar month. Each component of the 2012 Mortgage Loan has amounts that are freely prepayable. The below table shows freely prepayable amounts and prepayment penalties under the 2012 Mortgage Loan.

	2012 Mortgage Loan ($ in millions)
	Component A		Component B		Component C
	Freely Prepayable	Prepayment Penalty	Freely Prepayable	Prepayment Penalty	Freely Prepayable	Prepayment Penalty(1)
January 2, 2015 to January 1, 2016	$348.0	0.0%	$350.0	0.0%	$157.5	Greater of 1.0 % or Yield Maintenance (as defined)
After January 1, 2016	348.0	0.0%	350.0	0.0%	1,820.0	0.0%

(1)	Prepayment penalty applies to the amount in excess of freely prepayable amounts.

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

The occurrence of an Event of Default, a Debt Yield Trigger Event (a Debt Yield, as defined, of less than 9.0%) or a Guarantor Bankruptcy Event triggers a Cash Trap Event, as defined. During the period of a Cash Trap Event, any excess cash flow, after all monthly requirements (including the payment of management fees and operating expenses) are fully funded, is held by the loan service agent as additional collateral for the 2012 Mortgage Loan. As of March 31, 2015, no notice of a Cash Trap Event having been triggered had been received as the Debt Yield was 21.5%.

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

The 2012 Mortgage Loan is subject to certain customary events of default under the Loan Documents (as defined in the MLA). Upon the occurrence of an Event of Default, as defined, Lender, as defined, may, among other things, take the following actions: (i) accelerate the maturity date of the 2012 Mortgage Loan, (ii) foreclose on any or all of the mortgages securing the mortgage loan or (iii) apply amounts on deposit in the reserve accounts to pay the debt service on the 2012 Mortgage Loan.

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

As of March 31, 2015, the outstanding balance of the 2014 Term Loan was approximately $364.9 million, net of an unaccreted discount of approximately $1.6 million. ESH REIT made a mandatory prepayment of approximately $8.5 million during the three months ended March 31, 2015. An additional mandatory prepayment may be required during the three months ended March 31, 2016 based on the calculation of the Excess Cash Flow for the year ended December 31, 2015.

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

ESH REIT has the option to voluntarily repay outstanding loans under the facility at any time upon three business days’ prior written notice (for LIBOR loans) or same-day notice (for base rate loans). In addition to customary “breakage” costs with respect to LIBOR loans, prepayment penalties include: (a) prior to June 24, 2015, a make whole premium equal to the sum of the present value at such date, computed using a discount rate equal to the Treasury Rate plus 50 basis points, of all interest that would accrue on the portion of the loans being prepaid from such date to and including June 23, 2015, and an amount equal to 2.0% of the aggregate principal amount repaid; (b) on or after June 24, 2015 but prior to December 24, 2015, 2.0% of the aggregate principal amount repaid; and (c) on or after December 24, 2015 but prior to June 24, 2016, 1.0% of the aggregate principal amount repaid. Repayments on or after June 24, 2016 require no prepayment penalty.

The 2014 Term Loan contains a number of covenants that, among other things and subject to certain exceptions, restrict ESH REIT’s ability and the ability of its subsidiaries to incur additional indebtedness, pay distributions and make other restricted payments, engage in transactions with ESH REIT’s affiliates, sell all or substantially all of its assets, merge and create liens. The 2014 Term Loan also contains certain customary affirmative covenants and events of default.

During a Trigger Event, an Adjusted Trigger Event, a Default or an Event of Default, each as defined in the 2014 Term Loan, ESH REIT is restricted from making cash distributions, subject to certain exceptions. As of March 31, 2015, none of these events had occurred.

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

As of March 31, 2015, the outstanding balance drawn on the ESH REIT Revolving Credit Facility was $25.0 million and the amount of borrowing capacity under the ESH REIT Revolving Credit Facility was $225.0 million.

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

The ESH REIT Revolving Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict ESH REIT’s ability and the ability of its subsidiaries to incur additional indebtedness, pay distributions and make other restricted payments, engage in transactions with ESH REIT’s affiliates, sell all or substantially all of its assets, merge and create liens. The ESH REIT Revolving Credit Facility also contains certain customary affirmative covenants and events of default.

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

In order to avoid a Trigger Event or an Adjusted Trigger Event, the ESH REIT Revolving Credit Facility requires a Debt Yield and an Adjusted Debt Yield, each as defined, of at least 11.5%. The occurrence of a Trigger Event or an Adjusted Trigger Event would require ESH REIT to repay the outstanding facility balance and would restrict its ability to make additional borrowings. As of March 31, 2015, the Debt Yield and Adjusted Debt Yield were 21.3% and 18.6%, respectively, and no Trigger Event or Adjusted Trigger Event had occurred.

Off-Balance Sheet Arrangements

Neither the Corporation nor ESH REIT have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our discussion and analysis of our historical financial condition and results of operations is based on the Company’s and ESH REIT’s historical consolidated financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ significantly from these estimates and assumptions.

A summary of our critical accounting policies are described in our combined annual report on Form 10-K filed with the SEC on February 26, 2015 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These critical accounting policies include investment in property and equipment, impairment of property and equipment, revenue recognition, income taxes, equity-based compensation and consolidation policies. We believe these policies require material subjective or complex judgments and have the most significant impact on our financial condition and results of operations. We evaluate estimates, assumptions and judgments on an ongoing basis, based on information that is then available to us, our experience and various matters that we believe are reasonable and appropriate for consideration under the circumstances. There have been no material changes to our critical accounting policies as compared to the critical accounting policies included in our combined annual report on Form 10-K filed with the SEC on February 26, 2015.

Recent Accounting Pronouncements

For discussion of recently issued accounting standards, see Note 2 to each of the unaudited condensed consolidated financial statements of Extended Stay America, Inc. and of ESH Hospitality, Inc., both of which are included in this combined quarterly report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Both the Corporation and ESH REIT may seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility, when applicable. We will continue to have exposure to such risks to the extent they are not hedged. We may enter into derivative financial arrangements to the extent they meet the objectives described above and do not use derivatives for trading or speculative purposes.

The Corporation

As of March 31, 2015, the Corporation had minimal exposure to market risk from changes in interest rates because it had no variable rate debt as there were no outstanding amounts drawn on the Corporation Revolving Credit Facility. The Corporation’s exposure to market risk from changes in interest rates may increase in future periods should the Corporation incur variable rate debt, including draws on the Corporation Revolving Credit Facility.

ESH REIT

As of March 31, 2015, approximately $737.9 million of ESH REIT’s outstanding indebtedness of approximately $2.9 billion had a variable rate of interest. As of March 31, 2015, subsidiaries of ESH REIT are counterparties to an interest rate cap on one-month LIBOR at 3.0% with a $348.0 million notional amount and a maturity date the same as that of 2012 Mortgage Loan Component A. If market rates of interest on ESH REIT’s variable rate debt fluctuate by 1.0%, interest expense would increase or decrease, and depending on the rate movement, ESH REIT’s future earnings and cash flows would fluctuate by approximately $5.3 million annually, assuming that the amount outstanding under ESH REIT’s variable rate debt remains at approximately $737.9 million.

As of March 31, 2015, less than 1.5% of the book value of ESH REIT’s hotels are owned outside the United States. ESH REIT has exposure to market risk from changes in foreign currency exchange rates for its Canadian hotels and their portion of ESH REIT’s U.S. dollar denominated debt. A fluctuation of 1.0% in the exchange rate between the U.S. dollar and the Canadian dollar would result in a foreign currency transaction gain or loss of approximately $0.3 million.

Item 4.	Controls and Procedures

Controls and Procedures (Extended Stay America, Inc.)

Disclosure Controls and Procedures

As of March 31, 2015, Extended Stay America, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of Extended Stay America, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of Extended Stay America, Inc. concluded that the disclosure controls and procedures of Extended Stay America, Inc. were effective to ensure that information required to be disclosed in the reports that Extended Stay America, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of Extended Stay America, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

Effective January 5, 2015, Jonathan S. Halkyard permanently assumed the Chief Financial Officer position of Extended Stay America, Inc. and John R. Dent was appointed to the position of General Counsel of Extended Stay America, Inc.

There were no other changes in Extended Stay America, Inc.’s internal control over financial reporting that occurred during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, Extended Stay America, Inc.’s internal control over financial reporting.

Controls and Procedures (ESH Hospitality, Inc.)

Disclosure Controls and Procedures

As of March 31, 2015, ESH Hospitality, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of ESH Hospitality, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of ESH Hospitality, Inc. concluded that the disclosure controls and procedures of ESH Hospitality, Inc. were effective to ensure that information required to be disclosed in the reports that ESH Hospitality, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of ESH Hospitality, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

Effective January 5, 2015, Jonathan S. Halkyard permanently assumed the Chief Financial Officer position of ESH Hospitality, Inc. and John R. Dent was appointed to the position of General Counsel of ESH Hospitality, Inc.

There were no other changes in ESH Hospitality, Inc.’s internal control over financial reporting that occurred during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, ESH Hospitality, Inc.’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are from time to time subject to various claims and lawsuits incidental to our business. In the opinion of management, these claims and suits, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial statements, results of operations or liquidity or ESH REIT’s consolidated financial statements, results of operations or liquidity.

Item 1A.	Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the combined annual report on Form 10-K filed with the SEC on February 26, 2015, which is accessible on the SEC’s website at www.sec.gov.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

On March 23, 2015, ESH REIT issued 190,089 shares of Class A common stock to the Corporation for consideration of $1,663,278.75. The issuance of these shares of Class A common stock was made pursuant to an exemption provided by Section 4(a)(2) of the Securities Act.

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

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of Extended Stay America, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Extended Stay America, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Executive Officer of ESH Hospitality, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of the Chief Financial Officer of ESH Hospitality, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer of Extended Stay America, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Executive Officer and the Chief Financial Officer of ESH Hospitality, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

99.1	Section 13(r) disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

EXTENDED STAY AMERICA, INC.

Date: April 30, 2015	By:	/s/ James L. Donald
James L. Donald
Chief Executive Officer

Date: April 30, 2015	By:	/s/ Jonathan S. Halkyard
Jonathan S. Halkyard
Chief Financial Officer

ESH HOSPITALITY, INC.

Date: April 30, 2015	By:	/s/ James L. Donald
James L. Donald
Chief Executive Officer

Date: April 30, 2015	By:	/s/ Jonathan S. Halkyard
Jonathan S. Halkyard
Chief Financial Officer