Form 10-Q
period 2015-06-30
Extended Stay America, Inc.; ESH Hospitality, Inc.
filed 2015-07-30
CIK 1581164, 1507563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

204,603,940 shares of common stock, par value $0.01 per share, of Extended Stay America, Inc., which are attached to and traded together with 204,603,940 shares of Class B common stock, par value $0.01 per share, of ESH Hospitality, Inc., and 250,493,583 shares of Class A common stock, par value $0.01 per share, of ESH Hospitality, Inc., were all outstanding as of July 27, 2015.

EXTENDED STAY AMERICA, INC.

ESH HOSPITALITY, INC.

QUARTERLY REPORT ON FORM 10-Q

ABOUT THIS COMBINED QUARTERLY REPORT

This combined quarterly report on Form 10-Q is filed by Extended Stay America, Inc., a Delaware corporation (the “Corporation”), and its controlled subsidiary, ESH Hospitality, Inc., a Delaware corporation (“ESH REIT”). Both the Corporation and ESH REIT have securities that have been registered under the Securities Act of 1933, as amended (the “Securities Act”), which are publicly traded and listed on the New York Stock Exchange (the “NYSE”) as Paired Shares, as defined herein. As further discussed below, unless otherwise indicated or the context requires, the terms “the Company,” “Extended Stay,” “Extended Stay America,” “we,” “our” and “us” refer to the Corporation, ESH REIT and their subsidiaries considered as a single, consolidated enterprise.

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

As required by Financial Accounting Standards Board (“FASB”) ASC 810, Consolidations, due to the Corporation’s controlling financial interest in ESH REIT, the Corporation consolidates ESH REIT’s financial position, results of operations, comprehensive income and cash flows with those of the Corporation. The Corporation’s stand-alone financial condition and related information is discussed herein where applicable. In addition, with respect to other financial and non-financial disclosure items required by Form 10-Q, any material differences between the Corporation and ESH REIT are discussed separately herein.

This report also includes separate Part I Item 4 – Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of Extended Stay America, Inc. and ESH Hospitality, Inc. in order to establish that the Chief Executive Officer and the Chief Financial Officer of Extended Stay America, Inc. and the Chief Executive Officer and the Chief Financial Officer of ESH Hospitality, Inc. have made the requisite certifications and that Extended Stay America, Inc. and ESH Hospitality, Inc. are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 18 U.S.C. §1350.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this combined quarterly report on Form 10-Q. Such risks, uncertainties and other important factors include, but are not limited to:

•	changes in U.S. general and local economic activity and the impact of these changes on consumer demand for lodging and related services in general and for extended stay lodging in particular;

•	levels of spending in the business, travel and leisure industries, as well as consumer confidence;

•	increased competition and the over-building of hotels in our markets;

•	fluctuations in the supply and demand for hotel rooms;

•	changes in the tastes and preferences of our customers;

•	the seasonal and cyclical nature of the real estate and lodging businesses;

•	interruptions in transportation systems, which may result in reduced business or leisure travel;

•	events beyond our control, such as war, terrorist attacks, travel-related health concerns, natural disasters, and severe weather;

•	our ability to implement our business strategies profitably;

•	the availability of capital for renovations and future acquisitions;

•	our ability to integrate and successfully operate any hotel properties acquired, developed or built in the future and the risks associated with these hotel properties;

•	the high fixed cost of hotel operations;

•	our ability to retain the services of certain members of our management;

•	incidents or adverse publicity concerning our hotels or other extended stay hotels;

•	decreases in brand loyalty due to increasing use of internet reservation channels;

•	changes in distribution arrangements, such as those with internet travel intermediaries;

•	our ability to keep pace with improvements in technology utilized for reservations systems and other operating systems;

•	the occurrence of cybersecurity incidents;

•	our ability to protect our trademarks and other intellectual property;

•	the ability of ESH REIT to qualify, and remain qualified, as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”);

•	actual or constructive ownership (including deemed ownership by virtue of certain attribution provisions under the Code) of Paired Shares by investors who we do not control, which may cause ESH REIT to fail to meet the REIT income tests;

•	changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs or changes in interpretations thereof or increased taxes resulting from tax audits;

•	our relationships with our associates and changes in labor laws;

•	the cost of compliance with and liabilities under environmental, health and safety laws;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	changes in local market or neighborhood conditions which may diminish the value of real property;

•	increases in interest rates and operating costs;

•	our substantial indebtedness and debt service obligations, including material increases in our cost of borrowing;

•	our ability to access credit or capital markets;

•	inadequate insurance coverage;

•	adverse litigation judgments or settlements; and

•	our status as a “controlled company.”

There may be other factors that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed in our combined annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2015 and in other filings with the SEC. You should evaluate all forward-looking statements made in this combined quarterly report on Form 10-Q in the context of these risks and uncertainties.

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

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $720,850 and $622,514	$4,058,690	$4,087,448
RESTRICTED CASH	191,766	73,382
CASH AND CASH EQUIVALENTS	68,205	121,324
INTANGIBLE ASSETS - Net of accumulated amortization of $6,501 and $5,814	30,969	31,656
GOODWILL	55,633	55,633
DEFERRED FINANCING COSTS - Net of accumulated amortization of $27,433 and $24,107	41,870	37,071
ACCOUNTS RECEIVABLE - Net of allowance for doubtful accounts of $3,500 and $2,762	36,584	26,552
DEFERRED TAX ASSETS	4,618	—
OTHER ASSETS	50,365	48,054

TOTAL ASSETS	$4,538,700	$4,481,120

LIABILITIES AND EQUITY
LIABILITIES:
Mortgage loans payable	$2,017,272	$2,518,049
Term loan facility payable - Net of unaccreted discount of $1,493 and $1,680	364,970	373,320
Senior notes payable	500,000	—
Mandatorily redeemable preferred stock - $0.01 par value, $1,000 redemption value, 8.0%, 350,000,000 shares authorized, 21,202 shares issued and outstanding as of June 30, 2015 and December 31, 2014	21,202	21,202
Accounts payable and accrued liabilities	212,303	172,440
Deferred tax liabilities	4,354	6,792

Total liabilities	3,120,101	3,091,803

COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Common stock - $0.01 par value, 3,500,000,000 shares authorized, 204,603,940 and 204,517,265 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	2,049	2,048
Additional paid in capital	781,037	779,447
Retained earnings	89,263	13,833
Accumulated other comprehensive loss	(6,200)	(5,810)

Total Extended Stay America, Inc. shareholders’ equity	866,149	789,518
Noncontrolling interests	552,450	599,799

Total equity	1,418,599	1,389,317

TOTAL LIABILITIES AND EQUITY	$4,538,700	$4,481,120

See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
REVENUES:
Room revenues	$335,384	$317,087	$618,682	$583,316
Other hotel revenues	4,927	4,827	9,220	8,914

Total revenues	340,311	321,914	627,902	592,230

OPERATING EXPENSES:
Hotel operating expenses	146,499	147,241	291,494	289,128
General and administrative expenses	26,036	21,543	49,536	44,648
Depreciation and amortization	50,529	46,950	99,712	92,277

Total operating expenses	223,064	215,734	440,742	426,053
OTHER INCOME	38	65	41	271

INCOME FROM OPERATIONS	117,285	106,245	187,201	166,448
OTHER NON-OPERATING (INCOME) EXPENSE	(873)	(736)	892	1,779
INTEREST EXPENSE, NET	35,501	46,539	66,818	83,087

INCOME BEFORE INCOME TAX EXPENSE	82,657	60,442	119,491	81,582
INCOME TAX EXPENSE	17,852	14,158	26,826	19,217

NET INCOME	64,805	46,284	92,665	62,365
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(6,822)	(3,048)	(13,134)	(8,339)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$57,983	$43,236	$79,531	$54,026

NET INCOME PER COMMON SHARE:
Basic	$0.28	$0.21	$0.39	$0.27

Diluted	$0.28	$0.21	$0.39	$0.26

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	204,227	203,458	204,117	203,380

Diluted	204,553	204,362	204,465	204,376

CASH DISTRIBUTIONS PER COMMON SHARE	$0.02	$—	$0.02	$—

See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
NET INCOME	$64,805	$46,284	$92,665	$62,365
FOREIGN CURRENCY TRANSLATION INCOME (LOSS), NET OF TAX	951	2,055	(1,614)	1,888

COMPREHENSIVE INCOME	65,756	48,339	91,051	64,253
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(7,096)	(3,778)	(11,910)	(9,075)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$58,660	$44,561	$79,141	$55,178

See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(In thousands)

(Unaudited)

				Retained	Accumulated
				Earnings	Other	Total
	Common Stock		Additional	(Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Amount	Paid in Capital	Deficit)	Loss	Equity	Interests	Equity
BALANCE - January 1, 2014	204,788	$2,048	$772,359	$(25,763)	$(4,068)	$744,576	$596,632	$1,341,208
Net income	—	—	—	54,026	—	54,026	8,339	62,365
Foreign currency translation income	—	—	—	—	1,152	1,152	736	1,888
ESH REIT common distributions	—	—	—	—	—	—	(47,188)	(47,188)
ESH REIT preferred distributions	—	—	—	—	—	—	(8)	(8)
Equity-based compensation	(88)	—	4,232	—	—	4,232	658	4,890

BALANCE - June 30, 2014	204,700	$2,048	$776,591	$28,263	$(2,916)	$803,986	$559,169	$1,363,155

					Accumulated
					Other	Total
	Common Stock		Additional	Retained	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Amount	Paid in Capital	Earnings	Loss	Equity	Interests	Equity
BALANCE - January 1, 2015	204,517	$2,048	$779,447	$13,833	$(5,810)	$789,518	$599,799	$1,389,317
Net income	—	—	—	79,531	—	79,531	13,134	92,665
Foreign currency translation loss, net of tax	—	—	—	—	(390)	(390)	(1,224)	(1,614)
Common distributions	—	—	—	(4,101)	—	(4,101)	—	(4,101)
ESH REIT common distributions	—	—	—	—	—	—	(61,474)	(61,474)
ESH REIT preferred distributions	—	—	—	—	—	—	(8)	(8)
Equity-based compensation	87	1	1,590	—	—	1,591	2,223	3,814

BALANCE - June 30, 2015	204,604	$2,049	$781,037	$89,263	$(6,200)	$866,149	$552,450	$1,418,599

See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$92,665	$62,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	99,025	91,590
Amortization of intangible assets	687	687
Foreign currency transaction loss	1,066	1,779
Amortization and write-off of deferred financing costs and accretion of debt discount	6,864	12,507
Amortization of above-market ground leases	(68)	(68)
Loss on disposal of property and equipment	2,039	2,562
Equity-based compensation	4,919	4,890
Deferred income tax (benefit) expense	(5,426)	1,064
Changes in assets and liabilities:
Accounts receivable, net	(10,061)	(10,936)
Other assets	(4,900)	(5,640)
Accounts payable and accrued liabilities	36,466	26,273

Net cash provided by operating activities	223,276	187,073

INVESTING ACTIVITIES:
Purchases of property and equipment	(74,083)	(85,737)
Proceeds from asset disposition	852	—
Increase in restricted cash	(118,465)	(110,551)
Proceeds from insurance recoveries	1,994	3,671

Net cash used in investing activities	(189,702)	(192,617)

FINANCING ACTIVITIES:
Principal payments on mortgage loans	(500,777)	—
Proceeds from term loan facility, net of discount	—	373,125
Principal payments on term loan facility	(8,537)	—
Proceeds from senior notes	500,000	—
Proceeds from revolving credit facilities	65,000	180,000
Payments on revolving credit facilities	(65,000)	(172,000)
Principal payments on mezzanine loans	—	(365,000)
Payments of deferred financing costs	(10,677)	(5,207)
Tax withholdings related to restricted stock unit settlements	(1,105)	—
Common distributions	(4,091)	—
ESH REIT common distributions	(61,459)	(47,188)
ESH REIT preferred distributions	(8)	(8)

Net cash used in financing activities	(86,654)	(36,278)

CHANGES IN CASH AND CASH EQUIVALENTS DUE TO CHANGES IN FOREIGN CURRENCY EXCHANGE RATES	(39)	104

NET DECREASE IN CASH AND CASH EQUIVALENTS	(53,119)	(41,718)
CASH AND CASH EQUIVALENTS - Beginning of period	121,324	60,457

CASH AND CASH EQUIVALENTS - End of period	$68,205	$18,739

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties	$44,911	$57,611

Cash payments for income taxes - Net of refunds of $91 and $179	$34,706	$3,871

NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable and accrued liabilities	$18,623	$11,621

Deferred financing costs included in accounts payable and accrued liabilities	$799	$—

Common distributions included in accounts payable and accrued liabilities	$10	$—

ESH REIT common distributions included in accounts payable and accrued liabilities	$282	$122

See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014, AND FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2015 AND 2014

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

As of June 30, 2015 and December 31, 2014, the Company owned and operated 679 hotel properties in 44 U.S. states, consisting of 75,500 rooms, and three hotels in Canada consisting of 500 rooms. The hotels are operated by subsidiaries of the Corporation (the “Operating Lessees”) pursuant to leases between ESH REIT and the Operating Lessees. The hotels are managed by ESA Management LLC (“ESA Management”), a subsidiary of the Corporation, pursuant to management agreements between ESA Management and the Operating Lessees and a services agreement between ESA Management and ESH REIT. The majority of hotels are operated under the core brand Extended Stay America. Three Canadian hotels operate under the brand Extended Stay Canada and 47 hotels operate under the brand Crossland Economy Studios. The brands are owned by ESH Hospitality Strategies LLC (“ESH Strategies”), a subsidiary of the Corporation, which licenses the brands to the Operating Lessees.

As of June 30, 2015 and December 31, 2014, the public owned approximately 29.2% and 28.9%, respectively, of the outstanding Paired Shares, while Centerbridge Partners, L.P., Paulson & Co. Inc. and the Blackstone Group, L.P. and their affiliates (collectively, the “Sponsors”) and senior management, including certain directors, owned approximately 70.8% and 71.1%, respectively, of the outstanding Paired Shares.

On June 5, 2015 the Corporation and ESH REIT filed an automatic shelf registration statement with the U.S. Securities and Exchange Commission (“SEC”) pursuant to which, from time to time, (i) the Corporation and ESH REIT may offer and sell an unlimited number of Paired Shares and (ii) certain selling stockholders (the “Selling Shareholders”) may offer and sell up to 142,960,388 Paired Shares. The Selling Shareholders consist solely of entities affiliated with the Sponsors and do not include officers or directors of the Corporation or ESH REIT. As of June 30, 2015, the Corporation, ESH REIT and the Selling Shareholders have not sold any securities registered pursuant to the automatic shelf registration statement. The Company incurred professional fees in connection with the registration of the Paired Shares of approximately $0.7 million for the three and six months ended June 30, 2015.

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). References to the Company, its financial position, results of operations, comprehensive income, changes in equity and cash flows refer to the Corporation and its consolidated subsidiaries, including ESH REIT.

For the three and six months ended June 30, 2015 and 2014, third party equity interests in ESH REIT consist of all of the shares of Class B common stock of ESH REIT, which represent approximately 45% of ESH REIT’s total common equity, and 125 shares of preferred stock of ESH REIT. These interests, which are not owned by the Corporation, are presented as noncontrolling interests.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of June 30, 2015, the results of the Company’s operations and comprehensive income for the three and six months ended June 30, 2015 and 2014 and changes in equity and cash flows for the six months ended June 30, 2015 and 2014. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations, including the impact of our hotel reinvestment program.

Use of Estimates—The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management used significant estimates to estimate the useful lives of tangible assets as well as in the assessment of tangible and intangible assets, including goodwill, for impairment, and estimated liabilities for insurance reserves. Actual results could differ from those estimates.

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

To the extent that a hotel property is impaired, the excess carrying amount of the hotel property over its estimated fair value is charged to operating earnings. Fair value is determined based upon the discounted cash flows of the hotel property, quoted market prices or independent appraisals, as considered necessary. No impairment charges were recognized during the six months ended June 30, 2015 or 2014 (see Note 4). The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, then an impairment charge to reduce the carrying value of each hotel property could occur in a future period in which conditions change.

Segments—The Company’s hotel operations represent a single operating segment based on the way the Company manages its business. The Company’s hotels provide similar services, use similar processes to sell those services and sell those services to similar classes of customers. The amounts of long-lived assets and revenues outside the U.S. are not significant for any period presented.

Recently Issued Accounting Standards

Imputation of Interest—Simplifying the Presentation of Debt Issuance Costs—In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. This update does not affect the current guidance on the recognition and measurement of debt issuance costs or the amortization of debt issuance costs as interest expense. This updated standard will be effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted, and shall be applied retrospectively. As of June 30, 2015, the Company has approximately $38.1 million of debt issuance costs, net of accumulated amortization, excluding amounts related to the ESH REIT Revolving Credit Facility and Corporation Revolving Credit Facility (each as defined in Note 6), on its accompanying unaudited condensed consolidated balance sheet, which after adoption of this updated standard will be presented as a reduction to the amounts of their related debt liabilities.

Intangibles—Goodwill and Other —Internal-Use Software—In April 2015, the FASB issued an accounting standards update which clarifies the accounting for fees paid by a customer in a cloud computing arrangement. This update provides guidance to customers regarding whether a cloud computing arrangement includes the sale or license of software or, alternatively, the sale of a service. This updated standard will be effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company does not expect the adoption of this updated standard to have a material effect on its consolidated financial statements.

Consolidation—Amendments to the Consolidation Analysis—In February 2015, the FASB issued an accounting standards update which amends the consolidation requirements under U.S. GAAP, changing the analysis performed by a company to determine whether it has a variable interest in an entity and when to consolidate such entities. This updated standard will be effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted, and may be applied using one of two retrospective application methods. The Company does not expect the adoption of this updated standard to have a material effect on its consolidated financial statements.

Contractual Revenue—In May 2014, the FASB issued an accounting standards update which amends existing revenue recognition accounting standards. This update is based on the principle that revenue is recognized when an entity transfers goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This updated standard also requires more detailed disclosure to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. The guidance permits the use of either a retrospective or cumulative effect transition method. On July 9, 2015, the FASB decided to defer the effective date of this updated standard for one year, to interim and annual reporting periods beginning after December 15, 2017. The final accounting standards update, once issued, will permit early adoption as of the original effective date for interim and annual periods beginning after December 15, 2016. The Company does not expect the adoption of this updated standard to have a material effect on its consolidated financial statements.

3. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares of the Corporation’s unrestricted common stock outstanding. Diluted net income per share is computed by dividing net income available to common shareholders, as adjusted for potentially dilutive securities, by the weighted average number of shares of the Corporation’s unrestricted common stock outstanding plus other potentially dilutive securities. Dilutive securities include certain equity-based awards issued under long-term incentive plans (see Note 10).

The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Numerator:
Net income available to common shareholders - basic	$57,983	$43,236	$79,531	$54,026
Less amounts available to noncontrolling interests assuming conversion	(6)	(7)	(12)	(24)

Net income available to common shareholders - diluted	$57,977	$43,229	$79,519	$54,002

Denominator:
Weighted average number of common shares outstanding - basic	204,227	203,458	204,117	203,380
Dilutive securities	326	904	348	996

Weighted average number of common shares outstanding - diluted	204,553	204,362	204,465	204,376

Net income per common share - basic	$0.28	$0.21	$0.39	$0.27

Net income per common share - diluted	$0.28	$0.21	$0.39	$0.26

4. PROPERTY AND EQUIPMENT

Net investment in property and equipment as of June 30, 2015 and December 31, 2014, consists of the following (in thousands):

	June 30,	December 31,
	2015	2014
Hotel properties:
Land and site improvements	$1,353,455	$1,351,160
Building and improvements	2,915,832	2,894,021
Furniture, fixtures and equipment	486,474	443,149

Total hotel properties	4,755,761	4,688,330
Corporate furniture, fixtures and equipment	22,104	19,957
Undeveloped land parcel	1,675	1,675

Total cost	4,779,540	4,709,962

Less accumulated depreciation:
Hotel properties	(705,743)	(608,600)
Corporate furniture, fixtures and equipment	(15,107)	(13,914)

Total accumulated depreciation	(720,850)	(622,514)

Property and equipment - net	$4,058,690	$4,087,448

During the six months ended June 30, 2015 and 2014, the Company, using Level 3 unobservable inputs, assessed property and equipment for potential impairment. No impairment charges were recognized during the six months ended June 30, 2015 or 2014. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of revenues, expenses and hotel related cash flows based on assumed long-term growth rates, demand trends, expected future capital expenditures and estimated discount rates. These assumptions were based on the Company’s historical data and experience, the Company’s budgets, industry projections and micro and macro general economic condition projections.

As of June 30, 2015, substantially all of the hotel properties (678 out of 682 hotel properties) are pledged as security for ESH REIT’s 2012 Mortgage Loan (as defined in Note 6).

5. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets and goodwill as of June 30, 2015 and December 31, 2014, consist of the following (dollars in thousands):

	June 30, 2015
		Gross
	Estimated	Carrying	Accumulated	Net
	Useful Life	Amount	Amortization	Book Value
Definite-lived intangible assets:
Customer relationships	20 years	$26,800	$(6,340)	$20,460
Customer e-mail database	5 years	170	(161)	9

Total definite-lived intangible assets		26,970	(6,501)	20,469
Indefinite-lived intangible assets - trademarks		10,500	—	10,500

Total intangible assets		37,470	(6,501)	30,969
Goodwill		55,633	—	55,633

Total intangible assets and goodwill		$93,103	$(6,501)	$86,602

	December 31, 2014
		Gross
	Estimated	Carrying	Accumulated	Net
	Useful Life	Amount	Amortization	Book Value
Definite-lived intangible assets:
Customer relationships	20 years	$26,800	$(5,670)	$21,130
Customer e-mail database	5 years	170	(144)	26

Total definite-lived intangible assets		26,970	(5,814)	21,156
Indefinite-lived intangible assets - trademarks		10,500	—	10,500

Total intangible assets		37,470	(5,814)	31,656
Goodwill		55,633	—	55,633

Total intangible assets and goodwill		$93,103	$(5,814)	$87,289

The remaining weighted-average amortization period for definite-lived intangible assets is approximately 15 years as of June 30, 2015. Estimated future amortization expense for intangible assets is as follows (in thousands):

Years Ending December 31,
Remainder of 2015	$679
2016	1,340
2017	1,340
2018	1,340
2019	1,340
Thereafter	14,430

Total	$20,469

6. DEBT

Summary - The Company’s outstanding debt as of June 30, 2015 and December 31, 2014, consists of the following (dollars in thousands):

			Outstanding Principal			Interest Rate
	Stated		June 30,	December 31,	Stated Interest	June 30,	December 31,
Loan	Amount		2015	2014	Rate	2015	2014	Maturity Date		Amortization
Mortgage loans
2012 Mortgage Loan - Component A	$350,000		$29,272	$348,049	LIBOR(1)(2) + 2.7872%	2.9737%	2.2260%	12/1/2015	(3)	Interest only
2012 Mortgage Loan - Component B	350,000		168,000	350,000	3.4047%	3.4047%	3.4047%	12/1/2017		Interest only
2012 Mortgage Loan - Component C	1,820,000		1,820,000	1,820,000	4.0547%	4.0547%	4.0547%	12/1/2019		Interest only
Term loan facility
2014 Term Loan (4)	375,000		364,970	373,320	LIBOR(1)(5) + 4.25%	5.00%	5.00%	6/24/2019		Interest only	(6)
Senior notes
2025 Notes	500,000		500,000	—	5.25%	5.25%	N/A	5/1/2025		Interest only
Revolving credit facilities
ESH REIT Revolving Credit Facility	250,000	(8)	—	—	LIBOR(1) + 3.00%	N/A	N/A	11/18/2016	(7)	Interest only
Corporation Revolving Credit Facility	50,000		—	—	LIBOR(1) + 3.75%	N/A	N/A	11/18/2016	(7)	Interest only

Total			$2,882,242	$2,891,369

(1)	London Interbank Offering Rate.
(2)	ESH REIT is a counterparty to an interest rate cap on one-month LIBOR at 3.0% with a notional amount of approximately $348.0 million and a maturity date the same as that of Component A of the 2012 Mortgage Loan.
(3)	ESH REIT has the option to extend the maturity date for two consecutive one-year periods, subject to limited conditions.
(4)	As of June 30, 2015 and December 31, 2014, the 2014 Term Loan is presented net of an unaccreted discount of approximately $1.5 million and $1.7 million, respectively.
(5)	The 2014 Term Loan includes a LIBOR floor of 0.75%.
(6)	There is no scheduled amortization on the 2014 Term Loan; however, subject to certain exceptions, mandatory prepayments are required up to 50% of Excess Cash Flow based on ESH REIT’s Consolidated Leverage Ratio, each as defined. ESH REIT made a mandatory prepayment of approximately $8.5 million during the three months ended March 31, 2015. An additional mandatory prepayment may be required during the three months ending March 31, 2016 based on the calculation of the Excess Cash Flow for the year ending December 31, 2015.
(7)	Each revolving credit facility is subject to a one-year extension option.
(8)	ESH REIT is able to request to increase the facility to an amount up to $350.0 million at any time, subject to certain criteria.

On May 15, 2015, using the proceeds from its 2025 Notes (as defined below), ESH REIT repaid $500.0 million of the outstanding balance under its 2012 Mortgage Loan (as defined below), which consisted of $318.0 million of Component A and $182.0 million of Component B. During the three and six months ended June 30, 2015, ESH REIT incurred approximately $2.3 million of debt extinguishment costs in connection with the partial repayment of the 2012 Mortgage Loan, consisting of the write-off of unamortized deferred financing costs of approximately $1.7 million and other costs of approximately $0.6 million.

On June 23, 2014, using principally all of the net proceeds from its 2014 Term Loan (as defined below), ESH REIT repaid the remaining outstanding balance of $365.0 million of its 2012 Mezzanine Loans (as defined below). During the three and six months ended June 30, 2014, ESH REIT incurred approximately $9.4 million of debt extinguishment costs in connection with the repayment of the 2012 Mezzanine Loans, consisting of the write-off of unamortized deferred financing costs of approximately $5.1 million and prepayment penalties and other costs of approximately $4.3 million.

Debt extinguishment costs are included as a component of net interest expense in the accompanying unaudited condensed consolidated statements of operations.

ESH REIT Mortgage Loans

On November 30, 2012, ESH REIT entered into a $2.52 billion mortgage loan comprised of three components (the “2012 Mortgage Loan”). On May 15, 2015, ESH REIT repaid $500.0 million of its 2012 Mortgage Loan using the proceeds from its 2025 Notes, which reduced the monthly required interest-only payments from approximately $7.9 million to approximately $6.8 million. Principal amounts, interest rates and maturities of components of the 2012 Mortgage Loan are included in the table above.

ESH REIT has the option to extend the maturity date of Component A for up to two consecutive one-year periods, subject to certain conditions. The 2015 extension conditions include adequate written notice of such extension, the extension or renewal of an interest rate cap, and the requirement that none of the borrowing entities be in default, as defined. The 2016 extension conditions include the same conditions as the 2015 extension, as well as the requirement of an Extension Debt Yield, as defined, of at least 17.5%.

Substantially all of ESH REIT’s hotel properties serve as collateral for the 2012 Mortgage Loan. Under certain limited circumstances, losses related to the 2012 Mortgage Loan and costs incurred by the lenders are guaranteed by certain of the Corporation’s subsidiaries up to an aggregate liability of $252.0 million.

The occurrence of a Mortgage Loan Event of Default, a Debt Yield Trigger Event (a Debt Yield, as defined, of less than 9.0%), or a Guarantor Bankruptcy triggers a Cash Trap Event, each as defined. During the period of a Cash Trap Event, any excess cash flow, after all monthly requirements (including the payment of management fees and operating expenses) are fully funded, is held by the loan service agent as additional collateral for the 2012 Mortgage Loan. As of June 30, 2015, none of these events had occurred.

ESH REIT Term Loan Facility

On June 23, 2014, ESH REIT entered into a $375.0 million term loan facility (the “2014 Term Loan”). ESH REIT used principally all of the 2014 Term Loan net proceeds to repay the outstanding balance on its 2012 Mezzanine Loans of $365.0 million. Subject to certain conditions, the principal amount of the 2014 Term Loan may be increased from time to time up to an amount which would not cause the Consolidated Leverage Ratio, as defined, to exceed 5.25 to 1.0. The 2014 Term Loan matures on June 24, 2019 and bears interest at a rate equal to (i) LIBOR (subject to a floor of 0.75%) plus 4.25%, or (ii) a base rate (determined by reference to the highest of (1) the prime lending rate, (2) the overnight federal funds rate plus 0.5%, or (3) the one-month adjusted LIBOR rate (subject to a floor of 0.75%) plus 1.0%) plus 3.25%. There is no scheduled amortization on the 2014 Term Loan; however, subject to certain exceptions, mandatory prepayments are required up to 50% of Excess Cash Flow, based on ESH REIT’s Consolidated Leverage Ratio, each as defined. For the period from July 1, 2014 through December 31, 2014, ESH REIT’s Excess Cash Flow, as defined, totaled approximately $17.1 million, which required ESH REIT to make a mandatory prepayment of approximately $8.5 million during the three months ended March 31, 2015. An additional mandatory prepayment may be required during the three months ending March 31, 2016 based on the calculation of the Excess Cash Flow for the year ending December 31, 2015.

As of June 30, 2015 and December 31, 2014, the outstanding balance on the 2014 Term Loan was approximately $365.0 million and $373.3 million, respectively, net of an unaccreted discount of approximately $1.5 million and $1.7 million, respectively.

Obligations under the 2014 Term Loan are guaranteed by certain of ESH REIT’s existing and future direct and indirect domestic subsidiaries, with certain exceptions, including certain entities that may not be pledged pursuant to the 2012 Mortgage Loan. The 2014 Term Loan is secured by a first-priority security interest in substantially all of the assets of ESH REIT and the guarantors under the facility on a pari passu basis with its obligations under the ESH REIT Revolving Credit Facility (as defined below), with certain exceptions, including certain entities that may not be pledged pursuant to the 2012 Mortgage Loan. The 2014 Term Loan may be repaid prior to its maturity, subject to the following prepayment penalties: (a) on or after June 24, 2015 but prior to December 24, 2015, an amount equal to 2.0% of the aggregate principal amount repaid and (b) on or after December 24, 2015 but prior to June 24, 2016, an amount equal to 1.0% of the aggregate principal amount repaid. Repayments on or after June 24, 2016 require no prepayment penalty.

During a Trigger Event, an Adjusted Trigger Event, a Default or an Event of Default, each as defined, ESH REIT is restricted from making cash distributions, subject to certain exceptions. As of June 30, 2015, none of these events had occurred.

ESH REIT Senior Notes

On May 15, 2015, ESH REIT issued $500.0 million of 5.25% senior notes due in 2025 (the “2025 Notes”) under an indenture (the “Indenture”) with Deutsche Bank Trust Company Americas, as trustee, at a price equal to 100% of their par value in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. ESH REIT used the proceeds and cash on hand to repay $500.0 million of the outstanding balance under its 2012 Mortgage Loan. The 2025 Notes mature on May 1, 2025 and bear interest at a fixed rate of 5.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning November 1, 2015.

In connection with the issuance of the 2025 Notes, ESH REIT incurred costs of approximately $11.5 million, inclusive of underwriter, credit rating agency and attorney fees and other costs. These issuance costs are included in deferred financing costs in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2015 and will be amortized to net interest expense over the term of the 2025 Notes.

The 2025 Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of ESH REIT’s subsidiaries that guarantee ESH REIT’s obligations under the 2014 Term Loan and the ESH REIT Revolving Credit Facility. The 2025 Notes rank equally in right of payment with ESH REIT’s existing and future senior unsecured indebtedness, and senior in right of payment to all future subordinated indebtedness, if any. The 2025 Notes are effectively junior to any of ESH REIT’s secured indebtedness to the extent of the value of the assets securing such indebtedness.

ESH REIT may redeem the 2025 Notes at any time on or after May 1, 2020, in whole or in part, at a redemption price equal to 102.625% of the principal amount, declining annually to 100% of the principal amount from May 1, 2023 and thereafter, plus accrued and unpaid interest. Prior to May 1, 2020, ESH REIT may redeem the 2025 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a “make-whole” premium, as defined in the Indenture, plus accrued and unpaid interest. Prior to May 1, 2018, subject to certain conditions, ESH REIT may redeem up to 35% of the aggregate principal amount of the 2025 Notes at a redemption price equal to 105.250% of the aggregate principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds from certain equity offerings, provided 65% of the original amount of the principal remains outstanding after the occurrence of each such redemption. Upon a Change of Control, as defined, holders of the 2025 Notes have the right to require ESH REIT to redeem the 2025 Notes at 101% of the principal amount, plus accrued and unpaid interest.

The Indenture contains a number of customary covenants that, subject to certain exceptions, limit ESH REIT’s ability and the ability of certain of its subsidiaries to incur additional debt, create certain liens, pay dividends or distributions, make certain investments and other payments, enter into affiliate transactions, sell assets or merge, consolidate or transfer substantially all of their assets, among other things. ESH REIT was in compliance with all covenants set forth in the Indenture as of June 30, 2015.

Revolving Credit Facilities

ESH REIT Revolving Credit Facility—On November 18, 2013, ESH REIT entered into a $250.0 million revolving credit facility (the “ESH REIT Revolving Credit Facility”). Subject to the satisfaction of certain criteria, ESH REIT is able to request to increase the facility to an amount up to $350.0 million at any time. The facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same day notice, referred to as swingline loans, in an amount up to $20.0 million. ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the outstanding amount under the facility, and a fee of 3.125% on outstanding letters of credit due on the last day of each quarter. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (i) the prime lending rate, (ii) the overnight federal funds rate plus 0.5% or (iii) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.00% for base rate loans and 3.00% for LIBOR loans. There is no scheduled amortization under the facility and the facility matures on November 18, 2016, subject to a one-year extension option. As of June 30, 2015 and December 31, 2014, ESH REIT had no letters of credit outstanding under this facility, an outstanding balance drawn of $0 and borrowing capacity available of $250.0 million.

ESH REIT’s obligations under the ESH REIT Revolving Credit Facility are guaranteed by its existing and future and indirect domestic subsidiaries, with certain exceptions, including certain entities that may not provide guarantees pursuant to the 2012 Mortgage Loan. The ESH REIT Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of ESH REIT and the guarantors under the facility, with certain exceptions, including certain entities that may not be pledged pursuant to the 2012 Mortgage Loan.

In order to avoid a Trigger Event or an Adjusted Trigger Event, the ESH REIT Revolving Credit Facility requires a Debt Yield and an Adjusted Debt Yield, each as defined, of at least 11.5%, and, to avoid an Event of Default, a Consolidated Leverage Ratio, as defined, of no more than 9.25 to 1.0 (with the requirement decreasing to no more than 9.0 to 1.0 over the remaining life of the facility) and a Debt Yield or Adjusted Debt Yield of at least 9.0%. The occurrence of a Trigger Event or an Adjusted Trigger Event requires ESH REIT to repay the outstanding facility balance and restricts its ability to draw additional proceeds. As of June 30, 2015, none of these events had occurred.

Corporation Revolving Credit Facility—On November 18, 2013, the Corporation entered into a revolving credit facility (the “Corporation Revolving Credit Facility”) of $75.0 million. On November 18, 2014, the borrowing availability under the facility decreased to $50.0 million. The facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same day notice, referred to as swingline loans, in an amount up to $20.0 million. The Corporation incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the outstanding amount under the facility, and a fee of 3.875% on outstanding letters of credit due on the last day of each quarter. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (i) the prime lending rate, (ii) the overnight federal funds rate plus 0.5% or (iii) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.75% for base rate loans and 3.75% for LIBOR loans. There is no scheduled amortization under the facility and the facility matures on November 18, 2016, subject to a one-year extension option. As of June 30, 2015 and December 31, 2014, the Corporation had one letter of credit outstanding under this facility of $3.6 million, an outstanding balance drawn of $0 and borrowing capacity available of $46.4 million.

The Corporation’s obligations under the Corporation Revolving Credit Facility are guaranteed by its existing and future direct and indirect domestic subsidiaries, with certain exceptions, including, but not limited to, ESH REIT and its subsidiaries and certain other entities that may not provide guarantees pursuant to ESH REIT’s 2012 Mortgage Loan and 2014 Term Loan. The Corporation Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of the Corporation and the guarantors under the facility, with certain exceptions, including certain entities that may not be pledged pursuant to the 2012 Mortgage Loan and 2014 Term Loan.

In order to avoid a Trigger Event or an Adjusted Trigger Event, the Corporation Revolving Credit Facility requires a Debt Yield and an Adjusted Debt Yield, each as defined, of at least 12.0%, and, to avoid an Event of Default, a Consolidated Leverage Ratio, as defined, of no more than 9.0 to 1.0 (with the requirement decreasing to no more than 8.75 to 1.0 over the remaining life of the facility) and a Debt Yield or Adjusted Debt Yield of at least 9.0%. The occurrence of a Trigger Event or an Adjusted Trigger Event requires the Corporation to repay the outstanding facility balance and restricts its ability to make additional borrowings. As of June 30, 2015, none of these events had occurred.

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

Future Maturities of Debt—The future maturities of debt as of June 30, 2015, are as follows (in thousands):

Years Ending December 31,
Remainder of 2015	$29,272	(1)
2016	—
2017	168,000
2018	—
2019	2,184,970	(2)
Thereafter	500,000

Total	$2,882,242

(1)	ESH REIT has the option to extend the maturity date of Component A of the 2012 Mortgage Loan for two consecutive one-year periods, subject to limited conditions.
(2)	The 2014 Term Loan is presented net of an unaccreted discount of approximately $1.5 million. Subject to certain exceptions, mandatory prepayments are required up to 50% of Excess Cash Flow based on ESH REIT’s Consolidated Leverage Ratio, each as defined. ESH REIT made a mandatory prepayment of approximately $8.5 million during the three months ended March 31, 2015. An additional mandatory prepayment may be required during the three months ending March 31, 2016 based on the calculation of the Excess Cash Flow for the year ending December 31, 2015.

Fair Value of Debt—As of June 30, 2015 and December 31, 2014, the estimated fair value of ESH REIT’s mortgage loans, term loans and senior notes was approximately $2.9 billion. The estimated fair values of mortgage loans, term loans and senior notes are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on ESH REIT’s mortgage loans, term loans and senior notes (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available.

7. MANDATORILY REDEEMABLE PREFERRED STOCK

The Corporation has authorized 350.0 million shares of preferred stock, par value $0.01 per share, of which 21,202 shares of mandatorily redeemable voting preferred stock were issued and outstanding as of June 30, 2015 and December 31, 2014. Dividends on these preferred shares are payable quarterly in arrears at a rate of 8.0% per year. With respect to dividend, distribution and liquidation rights, the 8.0% voting preferred stock ranks senior to the Corporation’s common stock. Holders of the 8.0% voting preferred stock are generally entitled to one vote for each share and will vote together with the Corporation common stock as a single class on all matters that the Corporation’s common shareholders are entitled to vote upon. On or after November 15, 2018, a holder of the 8.0% voting preferred stock has the right to require the Corporation to redeem in cash the 8.0% voting preferred stock at $1,000 per share plus any accumulated but unpaid dividends. On November 15, 2020, the Corporation shall mandatorily redeem all of the 8.0% voting preferred stock at $1,000 per share plus any accumulated but unpaid dividends.

Due to the fact that the outstanding 8.0% voting preferred stock is mandatorily redeemable by the Corporation, it is classified as a liability on the accompanying unaudited condensed consolidated balance sheets. Dividends on these preferred shares are classified as net interest expense on the accompanying unaudited condensed consolidated statements of operations.

Fair Value of Mandatorily Redeemable Preferred Stock—As of June 30, 2015 and December 31, 2014, the estimated fair value of the Corporation’s mandatorily redeemable preferred stock was approximately $21.3 million and $21.2 million, respectively. The estimated fair value of mandatorily redeemable preferred stock is determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads (Level 2 fair value measures).

8. INCOME TAXES

The Company’s taxable income includes the taxable income of its wholly-owned subsidiaries and distribution income related to its ownership of approximately 55% of ESH REIT.

ESH REIT has elected to be taxed and expects to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). A REIT is a legal entity that holds real estate assets and is generally not subject to federal and state income taxes. In order to maintain qualification as a REIT, ESH REIT is required to distribute at least 90% of its taxable income, excluding net capital gains, to its shareholders each year. In addition, ESH REIT must meet a number of complex organizational and operational requirements. If ESH REIT were to fail to qualify as a REIT in any taxable year, it would be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and generally would be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it lost its REIT qualification. Even in qualifying as a REIT, ESH REIT may be subject to state and local taxes in certain jurisdictions, and is subject to federal income and excise taxes on undistributed income.

In 2014, ESH REIT distributed more than 100% of its taxable income and therefore, incurred no federal income tax. In the future, ESH REIT intends to distribute approximately 95% of its taxable income, excluding net capital gains. Accordingly, ESH REIT is expected to be subject to income taxes on approximately 5% of its future taxable income. As a result, the Company has recorded deferred tax assets and liabilities to reflect the fact that an estimated 5% of ESH REIT’s future taxable income is expected to be subject to tax. As of June 30, 2015, the majority of the deferred tax assets on the accompanying unaudited condensed consolidated balance sheet relate to net operating loss carryforwards of ESH REIT that expire in 2032. As of December 31, 2014, the deferred tax assets are included in the net deferred tax liability balance on the accompanying unaudited condensed consolidated balance sheet.

The Company recorded a provision for federal, state and foreign income taxes of approximately $17.9 million for the three months ended June 30, 2015, an effective rate of approximately 21.6%, as compared with a provision of approximately $14.2 million for the three months ended June 30, 2014, an effective rate of approximately 23.4%. The Company recorded a provision for federal, state and foreign income taxes of approximately $26.8 million for the six months ended June 30, 2015, an effective rate of approximately 22.5%, as compared with a provision of approximately $19.2 million for the six months ended June 30, 2014, an effective rate of approximately 23.6%. The Company’s effective rate differs from the federal statutory rate of 35% primarily due to ESH REIT’s status as a REIT under the provisions of the Code. As previously discussed, approximately 55% of ESH REIT’s distributions are subject to corporate income tax.

The Company’s income tax returns for the years 2011 to present are subject to examination by the Internal Revenue Service and other taxing authorities.

9. COMMITMENTS AND CONTINGENCIES

Lease Commitments—Rent expense on office and ground leases is recognized on a straight-line basis and was approximately $0.8 million for each of the three months ended June 30, 2015 and 2014, and approximately $1.6 million and $1.5 million for the six months ended June 30, 2015 and 2014, respectively. Ground lease expense is included in hotel operating expenses and office lease expense is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Other Commitments—The Company has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of its properties is located. The cost related to this commitment was approximately $0.1 million for each of the three months ended June 30, 2015 and 2014, and approximately $0.1 million for each of the six months ended June 30, 2015 and 2014, and is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.

Letters of Credit—As of June 30, 2015, the Company had one outstanding letter of credit, issued by the Corporation, for $3.6 million, which is collateralized by the Corporation Revolving Credit Facility.

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

Purchase Commitments—As of June 30, 2015, the Company had purchase commitments related to certain continuing renovations to its hotel properties of approximately $16.2 million, which are expected to be paid within one year.

10. EQUITY-BASED COMPENSATION

The Corporation and ESH REIT each maintain a long-term incentive plan (“LTIP”), as amended and approved by their shareholders. Under the LTIPs, the Corporation and ESH REIT may issue to eligible employees or directors restricted stock (i.e., Paired Share) awards, restricted stock units or other equity-based awards with service, performance or market vesting conditions. The aggregate number of Paired Shares that may be issued under the LTIPs shall not exceed 8.0 million, of which no more than 4.0 million may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIP has a share reserve of an equivalent number of shares of Corporation common stock and Class B common stock of ESH REIT, respectively. As of June 30, 2015, 7,056,099 Paired Shares were available for future issuance under the LTIPs.

Equity-based compensation cost is recognized by amortizing the grant-date fair value of equity-based awards, less estimated forfeitures, on a straight-line basis over the requisite service period of each award. A portion of the grant-date fair value of all equity-based awards is allocated to a share of common stock of the Corporation and a portion is allocated to a share of Class B common stock of ESH REIT.

Total recognized equity-based compensation during the three months ended June 30, 2015 and 2014 was approximately $2.8 million and $2.4 million, respectively, and approximately $4.9 million for each of the six months ended June 30, 2015 and 2014 and is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

As of June 30, 2015, there was approximately $14.2 million of unrecognized compensation cost related to outstanding equity-based awards, which is expected to be recognized subsequent to June 30, 2015 over a weighted-average period of approximately 1.5 years. Total unrecognized compensation cost will be adjusted for actual forfeitures.

Restricted stock award and restricted stock unit (collectively, “RSA/RSU”) activity during the six months ended June 30, 2015, was as follows:

		Weighted-
		Average
	Number of	Grant-Date
	RSAs/RSUs	Fair Value
	(in thousands)	per RSA/RSU
Outstanding RSAs/RSUs - January 1, 2015	1,071	$16.43
RSAs/RSUs granted in 2015	438	$19.32
RSAs/RSUs settled in 2015	(390)	$15.03
RSAs/RSUs forfeited in 2015	(25)	$17.13

Outstanding RSAs/RSUs - June 30, 2015	1,094	$18.07

Vested RSAs/RSUs - June 30, 2015	1	$21.94
Nonvested RSAs/RSUs - June 30, 2015	1,093	$18.07

Service-Based Awards

The Corporation granted 354,048 service-based awards during the six months ended June 30, 2015 with a grant-date fair value per award between $19.07 and $19.74. ESH REIT granted 7,552 service-based awards during the six months ended June 30, 2015 with a grant-date fair value per award of $19.74. The grant-date fair value of awards with service vesting conditions is based on the closing price of a Paired Share on the date of grant. Service-based awards vest over a period of two- to four-years, subject to the grantee’s continued employment or service.

Performance-Based Awards

The Corporation granted 19,126 awards with performance vesting conditions during the six months ended June 30, 2015 with a grant-date fair value per award of $19.07 to certain executive officers. The grant-date fair value of awards with performance vesting conditions is based on the closing price of a Paired Share on the date of grant, adjusted to reflect the probability of the achievement of performance targets defined in the agreements. These awards vest over a one-year period, subject to the grantee’s continued employment, with the ability to earn a range of 0% to 200% of the awarded number of Paired Shares based on linear interpolation of the achievement of performance targets defined in the agreements. As of June 30, 2015, the Corporation expects that the awards with performance vesting conditions will be satisfied at their target level.

The Corporation granted 57,388 awards with market vesting conditions during the six months ended June 30, 2015 with a grant-date fair value per award of $20.76 to certain executive officers. The grant-date fair value of awards with market vesting conditions is based on a valuation, typically performed by a third party, which uses a Monte Carlo simulation model that includes assumptions related to the future performance of a Paired Share versus shares of other publicly traded lodging companies identified in the award agreements. Those assumptions include expected volatility, risk-free interest rates and dividend reinvestment. These awards vest over a three-year period, subject to the grantee’s continued employment, with the ability to earn a range of 0% to 150% of the awarded number of Paired Shares based on linear interpolation of the shareholder return of a Paired Share versus the shareholder return of other publicly traded lodging companies defined in the agreements.

11. DEFINED CONTRIBUTION BENEFIT PLAN

ESA Management has a savings plan that qualifies under Section 401(k) of the Code for all employees meeting the eligibility requirements of the plan. The plan has an employer-matching contribution of 50% of the first 6% of an employee’s contribution, which vests over an employee’s initial five-year service period. The plan also provides for contributions up to 100% of eligible employee pretax salary, subject to the Code’s annual deferral limit of $18,000 and $17,500 during 2015 and 2014, respectively. Employer contributions, net of forfeitures, totaled approximately $0.4 million for each of the three months ended June 30, 2015 and 2014 and approximately $0.8 million for each of the six months ended June 30, 2015 and 2014.

12. SUBSEQUENT EVENTS

On July 30, 2015, the Board of Directors of the Corporation declared a cash distribution of $0.02 per share for the second quarter of 2015 on its common stock. The distribution is payable on August 27, 2015 to shareholders of record as of August 13, 2015. Also on July 30, 2015, the Board of Directors of ESH REIT declared a cash distribution of $0.15 per share for the second quarter of 2015 on its Class A and Class B common stock. This distribution is also payable on August 27, 2015 to shareholders of record as of August 13, 2015.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $703,689 and $606,960	$4,050,389	$4,079,648
RESTRICTED CASH	167,634	49,999
CASH AND CASH EQUIVALENTS	10,016	33,816
RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC.	29,667	1,984
DEFERRED RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC.	37,423	30,883
GOODWILL	54,297	54,297
DEFERRED FINANCING COSTS - Net of accumulated amortization of $24,058 and $21,273	40,373	35,033
DEFERRED TAX ASSETS	4,618	3,206
OTHER ASSETS	14,953	10,844
DUE FROM EXTENDED STAY AMERICA, INC.	—	1,238

TOTAL ASSETS	$4,409,370	$4,300,948

LIABILITIES AND EQUITY
LIABILITIES:
Mortgage loans payable	$2,017,272	$2,518,049
Term loan facility payable - Net of unaccreted discount of $1,493 and $1,680	364,970	373,320
Senior notes payable	500,000	—
Unearned rental revenues from Extended Stay America, Inc.	103,749	28,109
Due to Extended Stay America, Inc.	129,981	—
Accounts payable and accrued liabilities	67,369	49,437
Deferred tax liabilities	1,412	—

Total liabilities	3,184,753	2,968,915

COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Common stock - Class A: $0.01 par value, 4,300,000,000 shares authorized, 250,493,583 and 250,303,494 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively; Class B: $0.01 par value, 7,800,000,000 shares authorized, 204,603,940 and 204,517,265 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	4,554	4,551
Preferred stock - no par value, $1,000 liquidation value, 125 shares authorized, issued and outstanding as of June 30, 2015 and December 31, 2014	73	73
Additional paid in capital	1,185,285	1,182,611
Retained earnings	43,284	150,652
Accumulated other comprehensive loss	(8,579)	(5,854)

Total equity	1,224,617	1,332,033

TOTAL LIABILITIES AND EQUITY	$4,409,370	$4,300,948

See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
REVENUES: Rental revenues from Extended Stay America, Inc.	$123,600	$123,599	$246,791	$247,246
OPERATING EXPENSES:
Hotel operating expenses	20,737	22,252	45,356	47,684
General and administrative expenses	4,355	4,541	8,359	9,527
Depreciation and amortization	49,287	46,050	97,322	90,082

Total operating expenses	74,379	72,843	151,037	147,293
OTHER INCOME	37	65	37	263

INCOME FROM OPERATIONS	49,258	50,821	95,791	100,216
OTHER NON-OPERATING (INCOME) EXPENSE	(771)	(894)	1,066	1,650
INTEREST EXPENSE, NET	34,734	44,726	65,285	79,430

INCOME BEFORE INCOME TAX EXPENSE	15,295	6,989	29,440	19,136
INCOME TAX EXPENSE	107	203	206	555

NET INCOME	$15,188	$6,786	$29,234	$18,581

NET INCOME PER COMMON SHARE:
Class A - Basic	$0.03	$0.01	$0.06	$0.04

Class A - Diluted	$0.03	$0.01	$0.06	$0.04

Class B - Basic	$0.03	$0.01	$0.06	$0.04

Class B - Diluted	$0.03	$0.01	$0.06	$0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Class A - Basic	250,494	250,298	250,408	250,297

Class A - Diluted	250,494	250,298	250,408	250,297

Class B - Basic	204,227	203,458	204,117	203,380

Class B - Diluted	204,553	204,362	204,465	204,376

CASH DISTRIBUTIONS PER COMMON SHARE:
Class A	$0.15	$0.15	$0.30	$0.23

Class B	$0.15	$0.15	$0.30	$0.23

See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
NET INCOME	$15,188	$6,786	$29,234	$18,581
FOREIGN CURRENCY TRANSLATION INCOME (LOSS), NET OF TAX	611	1,628	(2,725)	1,642

COMPREHENSIVE INCOME	$15,799	$8,414	$26,509	$20,223

See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(In thousands, except preferred stock shares)

(Unaudited)

							Retained	Accumulated
	Common Stock			Preferred Stock			Earnings	Other
	Class A	Class B				Additional	(Accumulated	Comprehensive	Total
	Shares	Shares	Amount	Shares	Amount	Paid in Capital	Deficit)	Loss	Equity
BALANCE - January 1, 2014	250,296	204,788	$4,551	125	$73	$1,336,154	$(9,617)	$(3,660)	$1,327,501
Net income	—	—	—	—	—	—	18,581	—	18,581
Foreign currency translation income	—	—	—	—	—	—	—	1,642	1,642
Issuance of common stock	7	—	—	—	—	138	—	—	138
Common distributions	—	—	—	—	—	(97,678)	(7,077)	—	(104,755)
Preferred distributions	—	—	—	—	—	—	(8)	—	(8)
Equity-based compensation	—	(88)	—	—	—	343	(4)	—	339

BALANCE - June 30, 2014	250,303	204,700	$4,551	125	$73	$1,238,957	$1,875	$(2,018)	$1,243,438

								Accumulated
	Common Stock			Preferred Stock				Other
	Class A	Class B				Additional	Retained	Comprehensive	Total
	Shares	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Loss	Equity
BALANCE - January 1, 2015	250,303	204,517	$4,551	125	$73	$1,182,611	$150,652	$(5,854)	$1,332,033
Net income	—	—	—	—	—	—	29,234	—	29,234
Foreign currency translation loss, net of tax	—	—	—	—	—	—	—	(2,725)	(2,725)
Issuance of common stock	191	97	3	—	—	2,411	—	—	2,414
Common distributions	—	—	—	—	—	—	(136,594)	—	(136,594)
Preferred distributions	—	—	—	—	—	—	(8)	—	(8)
Equity-based compensation	—	(10)	—	—	—	263	—	—	263

BALANCE - June 30, 2015	250,494	204,604	$4,554	125	$73	$1,185,285	$43,284	$(8,579)	$1,224,617

See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$29,234	$18,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	97,322	90,082
Foreign currency transaction loss	1,066	1,650
Amortization and write-off of deferred financing costs and accretion of debt discount	6,323	11,040
Amortization of above-market ground leases	(68)	(68)
Loss on disposal of property and equipment	2,039	2,580
Equity-based compensation	263	339
Deferred rents receivable from Extended Stay America, Inc.	(6,540)	(13,673)
Changes in assets and liabilities:
Due to/from Extended Stay America, Inc., net	(7,038)	38,416
Other assets	(6,587)	(13,697)
Unearned rental revenues/rents receivable from Extended Stay America, Inc., net	47,957	4,804
Accounts payable and accrued liabilities	16,927	9,348

Net cash provided by operating activities	180,898	149,402

INVESTING ACTIVITIES:
Purchases of property and equipment	(71,155)	(82,298)
Proceeds from asset disposition	852	—
Increase in restricted cash	(117,635)	(109,385)
Proceeds from insurance recoveries	1,994	3,671

Net cash used in investing activities	(185,944)	(188,012)

FINANCING ACTIVITIES:
Principal payments on mortgage loans	(500,777)	—
Proceeds from term loan facility, net of discount	—	373,125
Principal payments on term loan facility	(8,537)	—
Proceeds from senior notes	500,000	—
Proceeds from revolving credit facility	65,000	113,000
Payments on revolving credit facility	(65,000)	(105,000)
Principal payments on mezzanine loans	—	(365,000)
Payments of deferred financing costs	(10,677)	(5,207)
Net proceeds from Extended Stay America, Inc.	135,410	123,270
Issuance of common stock	2,414	138
Common distributions	(136,579)	(104,755)
Preferred distributions	(8)	(8)

Net cash (used in) provided by financing activities	(18,754)	29,563

CHANGES IN CASH AND CASH EQUIVALENTS DUE TO CHANGES IN FOREIGN CURRENCY EXCHANGE RATES	—	1

NET DECREASE IN CASH AND CASH EQUIVALENTS	(23,800)	(9,046)
CASH AND CASH EQUIVALENTS - Beginning of period	33,816	18,597

CASH AND CASH EQUIVALENTS - End of period	$10,016	$9,551

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties	$43,911	$56,390

Cash payments for income taxes - Net of refunds of $37 and $124	$558	$52

NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in due to/from Extended Stay America, Inc. and accounts payable and accrued liabilities	$18,263	$11,268

Deferred financing costs included in accounts payable and accrued liabilities	$799	$—

Common distributions included in accounts payable and accrued liabilities	$282	$122

See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014, AND FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2015 AND 2014

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

As of June 30, 2015 and December 31, 2014, ESH REIT and its subsidiaries owned 679 hotel properties in 44 U.S. states, consisting of 75,500 rooms, and three hotels in Canada consisting of 500 rooms. The hotels are operated by subsidiaries of the Corporation (the “Operating Lessees”) pursuant to leases between ESH REIT and the Operating Lessees. The hotels are managed by ESA Management LLC (“ESA Management”), a subsidiary of the Corporation, pursuant to management agreements between ESA Management and the Operating Lessees and a services agreement between ESA Management and ESH REIT. The majority of hotels are operated under the core brand Extended Stay America. Three Canadian hotels operate under the brand Extended Stay Canada and 47 hotels operate under the brand Crossland Economy Studios. The brands are owned by ESH Hospitality Strategies LLC (“ESH Strategies”), a subsidiary of the Corporation, which licenses the brands to the Operating Lessees.

As of June 30, 2015 and December 31, 2014, the public owned approximately 29.2% and 28.9%, respectively, of the outstanding Paired Shares, while Centerbridge Partners, L.P., Paulson & Co. Inc. and the Blackstone Group, L.P. and their affiliates (collectively, the “Sponsors”) and senior management, including certain directors, owned approximately 70.8% and 71.1%, respectively, of the outstanding Paired Shares.

On June 5, 2015, the Corporation and ESH REIT filed an automatic shelf registration statement with the U.S. Securities and Exchange Commission (“SEC”) pursuant to which, from time to time, (i) the Corporation and ESH REIT may offer and sell an unlimited number of Paired Shares and (ii) certain selling stockholders (the “Selling Shareholders”) may offer and sell up to 142,960,388 Paired Shares. The Selling Shareholders consist solely of entities affiliated with the Sponsors and do not include officers or directors of the Corporation or ESH REIT. As of June 30, 2015, the Corporation, ESH REIT and the Selling Shareholders have not sold any securities registered pursuant to the automatic shelf registration statement. The Corporation and ESH REIT incurred professional fees in connection with the registration of the Paired Shares. For the three and six months ended June 30, 2015, total costs incurred and expensed by ESH REIT were approximately $0.4 million.

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly ESH REIT’s financial position as of June 30, 2015, the results of ESH REIT’s operations and comprehensive income for the three and six months ended June 30, 2015 and 2014 and changes in equity and cash flows for the six months ended June 30, 2015 and 2014. Interim results are not necessarily indicative of full year performance because of the impact of accounting for contingent rental payments under contractual lease arrangements.

Use of Estimates—The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management used significant estimates to estimate the useful lives of tangible assets as well as in the assessment of tangible assets and goodwill for impairment. Actual results could differ from those estimates.

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

To the extent that a group of hotel properties is impaired, the excess carrying amount of the group of hotel properties over its estimated fair value is charged to operating earnings. Fair value is determined based upon the discounted cash flows of a group of hotel properties, quoted market prices or independent appraisals, as considered necessary. No impairment charges were recognized during the six months ended June 30, 2015 or 2014 (see Note 4). The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, then an impairment charge to reduce the carrying value of a group of hotel properties could occur in a future period in which conditions change.

Revenue Recognition— ESH REIT’s sole source of revenues is rental revenues derived from leases with the Operating Lessees, subsidiaries of the Corporation. ESH REIT records rental revenues on a straight-line basis as they are earned during the lease terms. Rents receivable from Extended Stay America, Inc. on the accompanying unaudited condensed consolidated balance sheets represent monthly rental amounts contractually due from the Operating Lessees. Deferred rents receivable from Extended Stay America, Inc. on the accompanying unaudited condensed consolidated balance sheets represent the cumulative difference between straight-line rental revenues recognized and rental revenues contractually due. These amounts, approximately $37.4 million as of June 30, 2015, are expected to be received in cash by October 2018.

Lease rental payments received prior to ESH REIT rendering services are included in unearned rental revenues from Extended Stay America, Inc. on the accompanying unaudited condensed consolidated balance sheets. Contingent rental revenues, specifically percentage rental revenues related to Operating Lessee hotel revenues, are recognized once services have been rendered (i.e., percentage rental revenue thresholds have been achieved) and such amounts are fixed and determinable.

Segments —ESH REIT’s business represents a single operating segment based on the way ESH REIT manages its business. ESH REIT leases its hotels to similar classes of customers, each a subsidiary of the Corporation. The amounts of long-lived assets and revenues outside the U.S. are not significant for any period presented.

Recently Issued Accounting Standards

Imputation of Interest—Simplifying the Presentation of Debt Issuance Costs—In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. This update does not affect the current guidance on the recognition and measurement of debt issuance costs or the amortization of debt issuance costs as interest expense. This updated standard will be effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted, and shall be applied retrospectively. As of June 30, 2015, ESH REIT has approximately $38.1 million of debt issuance costs, net of accumulated amortization, excluding amounts related to the ESH REIT Revolving Credit Facility (as defined in Note 5), on its accompanying unaudited condensed consolidated balance sheet, which after adoption of this updated standard will be presented as a reduction to the amounts of their related debt liabilities.

Intangibles—Goodwill and Other —Internal-Use Software—In April 2015, the FASB issued an accounting standards update which clarifies the accounting for fees paid by a customer in a cloud computing arrangement. This update provides guidance to customers regarding whether a cloud computing arrangement includes the sale or license of software or, alternatively, the sale of a service. This updated standard will be effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted, and may be applied either prospectively or retrospectively. ESH REIT does not expect the adoption of this updated standard to have a material effect on its consolidated financial statements.

Consolidation—Amendments to the Consolidation Analysis—In February 2015, the FASB issued an accounting standards update which amends the consolidation requirements under U.S. GAAP, changing the analysis performed by a company to determine whether it has a variable interest in an entity and when to consolidate such entities. This updated standard will be effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted, and may be applied using one of two retrospective application methods. ESH REIT does not expect the adoption of this updated standard to have a material effect on its consolidated financial statements.

3. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income available to Class A and Class B common shareholders by the weighted average number of shares of ESH REIT’s unrestricted Class A and Class B common stock outstanding, respectively. Diluted net income per share is computed by dividing net income available to Class A and Class B common shareholders, as adjusted for potentially dilutive securities, by the weighted average number of shares of ESH REIT’s unrestricted Class A and Class B common stock outstanding, respectively, plus other potentially dilutive securities. Dilutive securities include certain equity-based awards issued under long-term incentive plans (see Note 9).

The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Numerator:
Net income	$15,188	$6,786	$29,234	$18,581
Less preferred dividends	(4)	—	(8)	—

Net income available to common shareholders	$15,184	$6,786	$29,226	$18,581

Class A:
Net income available to common shareholders - basic	$8,364	$3,743	$16,100	$10,250
Less amounts available to Class B shareholders assuming conversion	(6)	(7)	(12)	(24)

Net income available to common shareholders - diluted	$8,358	$3,736	$16,088	$10,226

Class B:
Net income available to common shareholders - basic	$6,820	$3,043	$13,126	$8,331
Amounts available to Class B shareholders assuming conversion	6	7	12	24

Net income available to common shareholders - diluted	$6,826	$3,050	$13,138	$8,355

Denominator:
Class A:
Weighted average number of common shares outstanding - basic and diluted	250,494	250,298	250,408	250,297

Class B:
Weighted average number of common shares outstanding - basic	204,227	203,458	204,117	203,380
Dilutive securities	326	904	348	996

Weighted average number of common shares outstanding - diluted	204,553	204,362	204,465	204,376

Net income per common share - Class A - basic	$0.03	$0.01	$0.06	$0.04

Net income per common share - Class A - diluted	$0.03	$0.01	$0.06	$0.04

Net income per common share - Class B - basic	$0.03	$0.01	$0.06	$0.04

Net income per common share - Class B - diluted	$0.03	$0.01	$0.06	$0.04

4. PROPERTY AND EQUIPMENT

Net investment in property and equipment as of June 30, 2015 and December 31, 2014, consists of the following (in thousands):

	June 30,	December 31,
	2015	2014
Hotel properties:
Land and site improvements	$1,354,922	$1,352,621
Building and improvements	2,916,530	2,894,730
Furniture, fixtures and equipment	480,951	437,582

Total hotel properties	4,752,403	4,684,933
Undeveloped land parcel	1,675	1,675

Total cost	4,754,078	4,686,608

Less accumulated depreciation	(703,689)	(606,960)

Property and equipment - net	$4,050,389	$4,079,648

During the six months ended June 30, 2015 and 2014, ESH REIT, using Level 3 unobservable inputs, assessed property and equipment for potential impairment. No impairment charges were recognized during the six months ended June 30, 2015 or 2014. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of rental revenues, hotel expenditures and related cash flows based on assumed long-term growth rates, demand trends, expected future capital expenditures and estimated discount rates. These assumptions were based on ESH REIT’s historical data and experience, existing contractual agreements, ESH REIT’s budgets, industry projections and micro and macro general economic condition projections.

As of June 30, 2015, substantially all of the hotel properties (678 out of 682 hotel properties) are pledged as security for ESH REIT’s 2012 Mortgage Loan (as defined in Note 5).

5. DEBT

Summary—ESH REIT’s outstanding debt as of June 30, 2015 and December 31, 2014, consists of the following (dollars in thousands):

			Outstanding Principal			Interest Rate
	Stated		June 30,	December 31,	Stated Interest	June 30,	December 31,
Loan	Amount		2015	2014	Rate	2015	2014	Maturity Date		Amortization
Mortgage loans
2012 Mortgage Loan - Component A	$350,000		$29,272	$348,049	LIBOR(1)(2) + 2.7872%	2.9737%	2.2260%	12/1/2015	(3)	Interest only
2012 Mortgage Loan - Component B	350,000		168,000	350,000	3.4047%	3.4047%	3.4047%	12/1/2017		Interest only
2012 Mortgage Loan - Component C	1,820,000		1,820,000	1,820,000	4.0547%	4.0547%	4.0547%	12/1/2019		Interest only
Term loan facility
2014 Term Loan (4)	375,000		364,970	373,320	LIBOR(1)(5) + 4.25%	5.00%	5.00%	6/24/2019		Interest only	(6)
Senior notes
2025 Notes	500,000		500,000	—	5.25%	5.25%	N/A	5/1/2025		Interest only
Revolving credit facility
ESH REIT Revolving Credit Facility	250,000	(8)	—	—	LIBOR(1) + 3.00%	N/A	N/A	11/18/2016	(7)	Interest only

Total			$2,882,242	$2,891,369

(1)	London Interbank Offering Rate.
(2)	ESH REIT is a counterparty to an interest rate cap on one-month LIBOR at 3.0% with a notional amount of approximately $348.0 million and a maturity date the same as that of Component A of the 2012 Mortgage Loan.
(3)	ESH REIT has the option to extend the maturity date for two consecutive one-year periods, subject to limited conditions.
(4)	As of June 30, 2015 and December 31, 2014, the 2014 Term Loan is presented net of an unaccreted discount of approximately $1.5 million and $1.7 million, respectively.
(5)	The 2014 Term Loan includes a LIBOR floor of 0.75%.
(6)	There is no scheduled amortization on the 2014 Term Loan; however, subject to certain exceptions, mandatory prepayments are required up to 50% of Excess Cash Flow based on ESH REIT’s Consolidated Leverage Ratio, each as defined. ESH REIT made a mandatory prepayment of approximately $8.5 million during the three months ended March 31, 2015. An additional mandatory prepayment may be required during the three months ending March 31, 2016 based on the calculation of the Excess Cash Flow for the year ending December 31, 2015.
(7)	The ESH REIT revolving credit facility is subject to a one-year extension option.
(8)	ESH REIT is able to request to increase the facility to an amount up to $350.0 million at any time, subject to certain criteria.

On May 15, 2015, using the proceeds from its 2025 Notes (as defined below), ESH REIT repaid $500.0 million of the outstanding balance under its 2012 Mortgage Loan (as defined below), which consisted of $318.0 million of Component A and $182.0 million of Component B. During the three and six months ended June 30, 2015, ESH REIT incurred approximately $2.3 million of debt extinguishment costs in connection with the partial repayment of the 2012 Mortgage Loan, consisting of the write-off of unamortized deferred financing costs of approximately $1.7 million and other costs of approximately $0.6 million.

On June 23, 2014, using principally all of the net proceeds from its 2014 Term Loan (as defined below), ESH REIT repaid the remaining outstanding balance of $365.0 million of its 2012 Mezzanine Loans (as defined below). During the three and six months ended June 30, 2014, ESH REIT incurred approximately $9.4 million of debt extinguishment costs in connection with the repayment of the 2012 Mezzanine Loans, consisting of the write-off of unamortized deferred financing costs of approximately $5.1 million and prepayment penalties and other costs of approximately $4.3 million.

Debt extinguishment costs are included as a component of net interest expense in the accompanying unaudited condensed consolidated statements of operations.

ESH REIT Mortgage Loans

On November 30, 2012, ESH REIT entered into a $2.52 billion mortgage loan comprised of three components (the “2012 Mortgage Loan”). On May 15, 2015, ESH REIT repaid $500.0 million of its 2012 Mortgage Loan using the proceeds from its 2025 Notes, which reduced the monthly required interest-only payments from approximately $7.9 million to approximately $6.8 million. Principal amounts, interest rates and maturities of components of the 2012 Mortgage Loan are included in the table above.

ESH REIT has the option to extend the maturity date of Component A for up to two consecutive one-year periods, subject to certain conditions. The 2015 extension conditions include adequate written notice of such extension, the extension or renewal of an interest rate cap, and the requirement that none of the borrowing entities be in default, as defined. The 2016 extension conditions include the same conditions as the 2015 extension, as well as the requirement of an Extension Debt Yield, as defined, of at least 17.5%.

Substantially all of ESH REIT’s hotel properties serve as collateral for the 2012 Mortgage Loan. Under certain limited circumstances, losses related to the 2012 Mortgage Loan and costs incurred by the lenders are guaranteed by certain of the Corporation’s subsidiaries up to an aggregate liability of $252.0 million.

The occurrence of a Mortgage Loan Event of Default, a Debt Yield Trigger Event (a Debt Yield, as defined, of less than 9.0%), or a Guarantor Bankruptcy triggers a Cash Trap Event, each as defined. During the period of a Cash Trap Event, any excess cash flow, after all monthly requirements (including the payment of management fees and operating expenses) are fully funded, is held by the loan service agent as additional collateral for the 2012 Mortgage Loan. As of June 30, 2015, none of these events had occurred.

ESH REIT Term Loan Facility

On June 23, 2014, ESH REIT entered into a $375.0 million term loan facility (the “2014 Term Loan”). ESH REIT used principally all of the 2014 Term Loan net proceeds to repay the outstanding balance on its 2012 Mezzanine Loans of $365.0 million. Subject to certain conditions, the principal amount of the 2014 Term Loan may be increased from time to time up to an amount which would not cause the Consolidated Leverage Ratio, as defined, to exceed 5.25 to 1.0. The 2014 Term Loan matures on June 24, 2019 and bears interest at a rate equal to (i) LIBOR (subject to a floor of 0.75%) plus 4.25%, or (ii) a base rate (determined by reference to the highest of (1) the prime lending rate, (2) the overnight federal funds rate plus 0.5%, or (3) the one-month adjusted LIBOR rate (subject to a floor of 0.75%) plus 1.0%) plus 3.25%. There is no scheduled amortization on the 2014 Term Loan; however, subject to certain exceptions, mandatory prepayments are required up to 50% of Excess Cash Flow, based on ESH REIT’s Consolidated Leverage Ratio, each as defined. For the period from July 1, 2014 through December 31, 2014, ESH REIT’s Excess Cash Flow, as defined, totaled approximately $17.1 million, which required ESH REIT to make a mandatory prepayment of approximately $8.5 million during the three months ended March 31, 2015. An additional mandatory prepayment may be required during the three months ending March 31, 2016 based on the calculation of the Excess Cash Flow for the year ending December 31, 2015.

As of June 30, 2015 and December 31, 2014, the outstanding balance on the 2014 Term Loan was approximately $365.0 million and $373.3 million, respectively, net of an unaccreted discount of approximately $1.5 million and $1.7 million, respectively.

Obligations under the 2014 Term Loan are guaranteed by certain of ESH REIT’s existing and future direct and indirect domestic subsidiaries, with certain exceptions, including certain entities that may not be pledged pursuant to the 2012 Mortgage Loan. The 2014 Term Loan is secured by a first-priority security interest in substantially all of the assets of ESH REIT and the guarantors under the facility on a pari passu basis with its obligations under the ESH REIT Revolving Credit Facility (as defined below), with certain exceptions, including certain entities that may not be pledged pursuant to the 2012 Mortgage Loan. The 2014 Term Loan may be repaid prior to its maturity, subject to the following prepayment penalties: (a) on or after June 24, 2015 but prior to December 24, 2015, an amount equal to 2.0% of the aggregate principal amount repaid and (b) on or after December 24, 2015 but prior to June 24, 2016, an amount equal to 1.0% of the aggregate principal amount repaid. Repayments on or after June 24, 2016 require no prepayment penalty.

During a Trigger Event, an Adjusted Trigger Event, a Default or an Event of Default, each as defined, ESH REIT is restricted from making cash distributions, subject to certain exceptions. As of June 30, 2015, none of these events had occurred.

ESH REIT Senior Notes

On May 15, 2015, ESH REIT issued $500.0 million of 5.25% senior notes due in 2025 (the “2025 Notes”) under an indenture (the “Indenture”) with Deutsche Bank Trust Company Americas, as trustee, at a price equal to 100% of their par value in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. ESH REIT used the proceeds and cash on hand to repay $500.0 million of the outstanding balance under its 2012 Mortgage Loan. The 2025 Notes mature on May 1, 2025 and bear interest at a fixed rate of 5.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning November 1, 2015.

In connection with the issuance of the 2025 Notes, ESH REIT incurred costs of approximately $11.5 million, inclusive of underwriter, credit rating agency and attorney fees and other costs. These issuance costs are included in deferred financing costs in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2015 and will be amortized to net interest expense over the term of the 2025 Notes.

The 2025 Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of ESH REIT’s subsidiaries that guarantee ESH REIT’s obligations under the 2014 Term Loan and the ESH REIT Revolving Credit Facility. The 2025 Notes rank equally in right of payment with ESH REIT’s existing and future senior unsecured indebtedness, and senior in right of payment to all future subordinated indebtedness, if any. The 2025 Notes are effectively junior to any of ESH REIT’s secured indebtedness to the extent of the value of the assets securing such indebtedness.

ESH REIT may redeem the 2025 Notes at any time on or after May 1, 2020, in whole or in part, at a redemption price equal to 102.625% of the principal amount, declining annually to 100% of the principal amount from May 1, 2023 and thereafter, plus accrued and unpaid interest. Prior to May 1, 2020, ESH REIT may redeem the 2025 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a “make-whole” premium, as defined in the Indenture, plus accrued and unpaid interest. Prior to May 1, 2018, subject to certain conditions, ESH REIT may redeem up to 35% of the aggregate principal amount of the 2025 Notes at a redemption price equal to 105.250% of the aggregate principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds from certain equity offerings, provided 65% of the original amount of the principal remains outstanding after the occurrence of each such redemption. Upon a Change of Control, as defined, holders of the 2025 Notes have the right to require ESH REIT to redeem the 2025 Notes at 101% of the principal amount, plus accrued and unpaid interest.

The Indenture contains a number of customary covenants that, subject to certain exceptions, limit ESH REIT’s ability and the ability of certain of its subsidiaries to incur additional debt, create certain liens, pay dividends or distributions, make certain investments and other payments, enter into affiliate transactions, sell assets or merge, consolidate or transfer substantially all of their assets, among other things. ESH REIT was in compliance with all covenants set forth in the Indenture as of June 30, 2015.

ESH REIT Revolving Credit Facility

On November 18, 2013, ESH REIT entered into a $250.0 million revolving credit facility (the “ESH REIT Revolving Credit Facility”). Subject to the satisfaction of certain criteria, ESH REIT is able to request to increase the facility to an amount up to $350.0 million at any time. The facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same day notice, referred to as swingline loans, in an amount up to $20.0 million. ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the outstanding amount under the facility, and a fee of 3.125% on outstanding letters of credit due on the last day of each quarter. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (i) the prime lending rate, (ii) the overnight federal funds rate plus 0.5% or (iii) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.00% for base rate loans and 3.00% for LIBOR loans. There is no scheduled amortization under the facility and the facility matures on November 18, 2016, subject to a one-year extension option. As of June 30, 2015 and December 31, 2014, ESH REIT had no letters of credit outstanding under this facility, an outstanding balance drawn of $0 and borrowing capacity available of $250.0 million.

ESH REIT’s obligations under the ESH REIT Revolving Credit Facility are guaranteed by its existing and future and indirect domestic subsidiaries, with certain exceptions, including certain entities that may not provide guarantees pursuant to the 2012 Mortgage Loan. The ESH REIT Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of ESH REIT and the guarantors under the facility, with certain exceptions, including certain entities that may not be pledged pursuant to the 2012 Mortgage Loan.

In order to avoid a Trigger Event or an Adjusted Trigger Event, the ESH REIT Revolving Credit Facility requires a Debt Yield and an Adjusted Debt Yield, each as defined, of at least 11.5%, and, to avoid an Event of Default, a Consolidated Leverage Ratio, as defined, of no more than 9.25 to 1.0 (with the requirement decreasing to no more than 9.0 to 1.0 over the remaining life of the facility) and a Debt Yield or Adjusted Debt Yield of at least 9.0%. The occurrence of a Trigger Event or an Adjusted Trigger Event requires ESH REIT to repay the outstanding facility balance and restricts its ability to draw additional proceeds. As of June 30, 2015, none of these events had occurred.

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

Future Maturities of Debt—The future maturities of debt as of June 30, 2015, are as follows (in thousands):

Years Ending December 31,
Remainder of 2015	$29,272	(1)
2016	—
2017	168,000
2018	—
2019	2,184,970	(2)
Thereafter	500,000

Total	$2,882,242

(1)	ESH REIT has the option to extend the maturity date of Component A of the 2012 Mortgage Loan for two consecutive one-year periods, subject to limited conditions.
(2)	The 2014 Term Loan is presented net of an unaccreted discount of approximately $1.5 million. Subject to certain exceptions, mandatory prepayments are required up to 50% of Excess Cash Flow based on ESH REIT’s Consolidated Leverage Ratio, each as defined. ESH REIT made a mandatory prepayment of approximately $8.5 million during the three months ended March 31, 2015. An additional mandatory prepayment may be required during the three months ending March 31, 2016 based on the calculation of the Excess Cash Flow for the year ending December 31, 2015.

Fair Value of Debt— As of June 30, 2015 and December 31, 2014, the estimated fair value of ESH REIT’s mortgage loans, term loans and senior notes was approximately $2.9 billion. The estimated fair values of mortgage loans, term loans and senior notes are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on ESH REIT’s mortgage loans, term loans and senior notes (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available.

6. INCOME TAXES

ESH REIT has elected to be taxed and expects to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). A REIT is a legal entity that holds real estate assets and is generally not subject to federal and state income taxes. In order to maintain qualification as a REIT, ESH REIT is required to distribute at least 90% of its taxable income, excluding net capital gains, to its shareholders each year. In addition, ESH REIT must meet a number of complex organizational and operational requirements. If ESH REIT were to fail to qualify as a REIT in any taxable year, it would be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and generally would be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it lost its REIT qualification. Even in qualifying as a REIT, ESH REIT may be subject to state and local taxes in certain jurisdictions, and is subject to federal income and excise taxes on undistributed income.

In 2014, ESH REIT distributed more than 100% of its taxable income and therefore incurred no federal income tax. In the future, ESH REIT intends to distribute approximately 95% of its taxable income, excluding net capital gains. Accordingly, ESH REIT is expected to be subject to income taxes on approximately 5% of its future taxable income. As a result, ESH REIT has recorded deferred tax assets and liabilities to reflect the fact that an estimated 5% of ESH REIT’s future taxable income is expected to be subject to tax. As of June 30, 2015 and December 31, 2014, the majority of the deferred tax assets on the accompanying unaudited condensed consolidated balance sheets relate to net operating loss carryforwards that expire in 2032.

ESH REIT recorded a provision for state and foreign income taxes of approximately $0.1 million for the three months ended June 30, 2015, an effective rate of approximately 0.7%, as compared with a provision of approximately $0.2 million for the three months ended June 30, 2014, an effective rate of approximately 2.9%. ESH REIT recorded a provision for state and foreign income taxes of approximately $0.2 million for the six months ended June 30, 2015, an effective rate of approximately 0.7%, as compared with a provision of approximately $0.6 million for the six months ended June 30, 2014, an effective rate of approximately 2.9%. ESH REIT’s effective rate differs from the federal statutory rate of 35% due to its status as a REIT under the provisions of the Code.

ESH REIT’s income tax returns for the years 2011 to present are subject to examination by the Internal Revenue Service and other taxing authorities.

7. RELATED PARTY TRANSACTIONS

Leases—ESH REIT’s revenues are derived from four operating leases. The counterparty to each lease agreement is a subsidiary of the Corporation. ESH REIT recognizes fixed rental revenues with respect to the leases on a straight-line basis. For the three months ended June 30, 2015 and 2014, ESH REIT recognized fixed rental revenues of approximately $123.2 million and $123.6 million, respectively. For the six months ended June 30, 2015 and 2014, ESH REIT recognized fixed rental revenues of approximately $246.4 million and $247.2 million, respectively. Approximately $37.4 million and $30.9 million is recorded as deferred rents receivable in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively. Deferred rents receivable are expected to be received in cash by October 2018.

Due to the fact that certain percentage rental revenue thresholds were achieved during the second quarter of 2015, ESH REIT recognized approximately $0.4 million of percentage rental revenues for the three and six months ended June 30, 2015. As of June 30, 2014, no percentage rental revenue thresholds had been achieved and therefore ESH REIT did not recognize any percentage rental revenues for the three or six months ended June 30, 2014. As of June 30, 2015, unearned rental revenues related to percentage rent, as defined, were approximately $103.7 million, of which approximately $74.0 million had been received and approximately $29.7 million were outstanding and included as rents receivable on the accompanying unaudited condensed consolidated balance sheet. As of December 31, 2014, because all percentage rental revenue thresholds had been achieved for the year, no unearned contingent rental revenues existed, and approximately $2.0 million was outstanding and included as rents receivable on the accompanying unaudited condensed consolidated balance sheet.

As of December 31, 2014, ESH REIT recorded unearned rental revenues related to prepaid January 2015 fixed minimum rents of approximately $28.1 million. As of June 30, 2015, ESH REIT had not received fixed minimum rent payments related to future periods and therefore had no unearned rental revenues related to future minimum rents.

Distributions—The Corporation owns all of the Class A common stock of ESH REIT, which represents approximately 55% of the outstanding shares of common stock of ESH REIT. Therefore, approximately 55% of ESH REIT’s distributions are paid to the Corporation. Distributions of approximately $37.6 million and $37.5 million for the three months ended June 30, 2015 and 2014, respectively, and approximately $75.1 million and $57.6 million for the six months ended June 30, 2015 and 2014, respectively, were made from ESH REIT to the Corporation.

Issuance of Common Stock—In March 2015, ESH REIT issued 190,089 shares of Class A common stock to the Corporation for consideration of approximately $1.7 million. Also, ESH REIT issued, and was compensated approximately $0.7 million for, 96,703 shares of Class B common stock, each of which was attached to a share of common stock of the Corporation to form a Paired Share, to settle vested restricted stock units.

Overhead Costs—ESA Management incurs costs under a services agreement with ESH REIT for certain overhead services performed on its behalf. The services relate to executive management, accounting, financial analysis, training and technology. For the three months ended June 30, 2015 and 2014, ESH REIT incurred expense of approximately $2.6 million and $2.1 million, respectively, and for the six months ended June 30, 2015 and 2014, ESH REIT incurred expense of approximately $5.0 million and $3.7 million, respectively, related to this agreement, which is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Working Capital—As of June 30, 2015, ESH REIT had an outstanding net payable of approximately $130.0 million due to the Corporation and its subsidiaries. This amount consists of monthly hotel receipts deposited into ESH REIT’s cash management accounts (“CMAs”) which were swept into the Corporation’s unrestricted cash accounts at the beginning of July 2015, as specified by the agreements governing the 2012 Mortgage Loan and the CMAs, and certain disbursements made by ESA Management on behalf of ESH REIT in the ordinary course of business. As of December 31, 2014, ESH REIT had an outstanding net receivable of approximately $1.2 million due from the Corporation and its subsidiaries. This amount included a receivable due from the Operating Lessees, consisting of certain disbursements ESH REIT made on their behalf, offset by a payable due to ESA Management, consisting of certain disbursements made on behalf of ESH REIT in the ordinary course of business. All outstanding balances are repaid within 60 days.

8. COMMITMENTS AND CONTINGENCIES

Lease Commitments— Rent expense on ground leases is recognized on a straight-line basis and was approximately $0.4 million for each of the three months ended June 30, 2015 and 2014, and approximately $0.7 million and $0.8 million for the six months ended June 30, 2015 and 2014, respectively. Ground lease expense is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.

Other Commitments—ESH REIT has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of its properties is located. The cost related to this commitment was approximately $0.1 million for each of the three months ended June 30, 2015 and 2014, and approximately $0.1 million for each of the six months ended June 30, 2015 and 2014, and is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.

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

Purchase Commitments—As of June 30, 2015, ESH REIT had purchase commitments related to certain continuing renovations to its hotel properties of approximately $16.2 million, which are expected to be paid within one year.

9. EQUITY-BASED COMPENSATION

The Corporation and ESH REIT each maintain a long-term incentive plan (“LTIP”), as amended and approved by their shareholders. Under the LTIPs, the Corporation and ESH REIT may issue to eligible employees or directors restricted stock (i.e., Paired Share) awards, restricted stock units or other equity-based awards with service, performance or market vesting conditions. The aggregate number of Paired Shares that may be issued under the LTIPs shall not exceed 8.0 million, of which no more than 4.0 million may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIP has a share reserve of an equivalent number of shares of common stock of the Corporation and Class B common stock of ESH REIT. As of June 30, 2015, 7,056,099 Paired Shares were available for future issuance under the LTIPs.

Equity-based compensation cost is recognized by amortizing the grant-date fair value of equity-based awards, less estimated forfeitures, on a straight-line basis over the requisite service period of each award. A portion of the grant-date fair value of all equity-based awards is allocated to a share of common stock of the Corporation and a portion is allocated to a share of Class B common stock of ESH REIT.

Although ESH REIT recognizes equity-based compensation cost of awards under its LTIP based on the fair value of a Paired Share on the grant date, the cost related to the portion of the grant-date fair value with respect to a share of common stock of the Corporation is recorded as a payable due to the Corporation. ESH REIT will have to pay more or less for a share of the Corporation common stock than it would have otherwise paid at the time of grant as a result of regular market changes in the value of a Paired Share between the time of grant and the time of settlement. An increase in the value allocated to a share of common stock of the Corporation due to market changes in the value of a Paired Share between the time of grant and the time of settlement is recorded as a distribution to the Corporation. A decrease in the value allocated to a share of common stock of the Corporation due to market changes in the value of a Paired Share between the time of grant and the time of settlement is recorded as additional paid in capital from the Corporation. Cost related to the portion of the grant-date fair value with respect to a share of Class B common stock of ESH REIT is recorded as an increase to additional paid in capital, a component of equity.

As prescribed by the services agreement described in Note 7, ESH REIT and its subsidiaries reimburse the Corporation for expenses related to its employees or directors that participate in the Corporation’s LTIP. Such charges were approximately $0.4 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively, and approximately $0.7 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively, and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Total recognized equity-based compensation for awards issued under ESH REIT’s LTIP was approximately $0.3 million (which includes approximately $0.2 million paid or due to the Corporation) and $0.3 million (which includes approximately $0.2 million paid or due to the Corporation) for the three months ended June 30, 2015 and 2014, respectively, and approximately $0.6 million (which includes approximately $0.4 million paid or due to the Corporation) and $0.7 million (which includes approximately $0.4 million paid or due to the Corporation) for the six months ended June 30, 2015 and 2014, respectively, and is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

As of June 30, 2015, there was approximately $0.6 million of unrecognized compensation cost related to outstanding equity-based awards, which is expected to be recognized subsequent to June 30, 2015 over a weighted-average period of approximately 0.8 years. Total unrecognized compensation cost will be adjusted for actual forfeitures.

ESH REIT’s restricted stock award and restricted stock unit (collectively, “RSA/RSU”) activity during the six months ended June 30, 2015, was as follows:

		Weighted-
		Average
	Number of	Grant-Date
	RSAs/RSUs	Fair Value
	(in thousands)	per RSA/RSU
Outstanding RSAs/RSUs - January 1, 2015	600	$10.38
RSAs/RSUs granted in 2015	8	$19.74
RSAs/RSUs settled in 2015	(235)	$8.94
RSAs/RSUs forfeited in 2015	(10)	$7.89

Outstanding RSAs/RSUs - June 30, 2015	363	$11.57

Vested RSAs/RSUs - June 30, 2015	—	$—
Nonvested RSAs/RSUs - June 30, 2015	363	$11.57

ESH REIT granted 7,552 service-based awards during the six months ended June 30, 2015 with a grant-date fair value per award of $19.74. The grant-date fair value of awards with service vesting conditions is based on the closing price of a Paired Share on the date of grant. Service-based awards vest over a period of two- to four-years, subject to the grantee’s continued employment or service.

For all LTIP awards granted by the Corporation, ESH REIT will receive compensation for the fair value of the Class B shares on the date of issuance of such Class B shares by ESH REIT. As of June 30, 2015, the Corporation had issued a total of 913,095 restricted stock (i.e., Paired Share) units, of which 182,310 were forfeited or settled, under which ESH REIT is counterparty and is expected to issue, and be compensated in cash for, 730,785 shares of Class B common stock of ESH REIT in future periods.

10. SUBSEQUENT EVENTS

On July 30, 2015, the Board of Directors of ESH REIT declared a cash distribution of $0.15 per share for the second quarter of 2015 on its Class A and Class B common stock. The distribution is payable on August 27, 2015 to shareholders of record as of August 13, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc. included elsewhere in this combined quarterly report on Form 10-Q.

Background and Certain Defined Terms

On November 18, 2013, Extended Stay America, Inc. (the “Corporation”) and its controlled subsidiary, ESH Hospitality, Inc. (“ESH REIT”), completed their initial public offering (the “Offering”) of Paired Shares (as defined below). Prior to the Offering, we completed a series of transactions which restructured and reorganized the existing business. Unless otherwise indicated, the context requires:

•	Company. The term “Company” refers to the Corporation, ESH REIT and their subsidiaries considered as a single, consolidated enterprise.

•	Corporation. The term “Corporation” refers to Extended Stay America, Inc., a Delaware corporation, and its subsidiaries (excluding ESH REIT and its subsidiaries), which include the Operating Lessees (as defined below), ESH Strategies (as defined below) and ESA Management (as defined below). The Corporation controls ESH REIT through its ownership of ESH REIT’s Class A common stock, which represents approximately 55% of the outstanding common stock of ESH REIT.

•	ESH REIT. The term “ESH REIT” refers to ESH Hospitality, Inc., a Delaware corporation that has elected to be taxed as a real estate investment trust (“REIT”), and its subsidiaries. ESH REIT is a majority-owned subsidiary of the Corporation, which leases its hotel properties to the Operating Lessees.

•	Operating Lessees. The term “Operating Lessees” refers to several entities that each lease a group of hotels from ESH REIT and, as stipulated under the respective lease agreement, operate the hotels.

•	ESH Strategies. The term “ESH Strategies” refers to ESH Hospitality Strategies LLC and its subsidiaries, which own the intellectual property related to our business.

•	ESA Management. The term “ESA Management” refers to ESA Management LLC and its subsidiaries, which manage the leased hotel properties on behalf of the Operating Lessees.

•	Paired Shares. The term “Paired Shares” means the shares of common stock, par value $0.01 per share, of the Corporation together with the shares of Class B common stock, par value $0.01 per share, of ESH REIT, which are attached and trade as a single unit.

•	Sponsors. The term “Sponsors” collectively refers to Centerbridge Partners, L.P., Paulson & Co. Inc. and the Blackstone Group, L.P. and their funds or affiliates.

For ease of presentation:

•	When we refer to our ownership of hotel properties, we are referring to the hotel properties owned by ESH REIT.

•	When we refer to the management and operation of our hotels, we are referring to the management of hotels by ESA Management and the operation of our hotels by the Operating Lessees.

•	When we refer to our brands, we are referring to intellectual property related to our business owned by ESH Strategies.

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

The following terms, when used in connection with our company-wide initiatives to reinvest in or renovate our hotel properties, have the following meaning in this combined quarterly report on Form 10-Q (in all cases, unless the context otherwise requires or where otherwise indicated):

“Hotel renovation” or “Platinum renovation package” refers to upgrades that typically include remodeling of common areas, new paint, carpet, signage, tile or vinyl flooring and counters in bathrooms and kitchens, as well as the refurbishment of furniture, replacement of aged mattresses and installation of new flat screen televisions, artwork, lighting and bedspreads.

The following discussion may contain forward-looking statements about our market, analysis, future trends, the demand for our services, capital expenditures and other future results, including distributions, among other topics. Actual results may differ materially from those suggested by our forward-looking statements for various reasons, including those discussed in “Risk Factors” in our combined annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2015, and “Cautionary Note Regarding Forward-Looking Statements” contained herein. Those sections expressly qualify any subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf.

Overview

We are the largest integrated owner/operator of company-branded hotels in North America. Our business operates in the extended stay lodging industry, and as of June 30, 2015, we own and operate 682 hotel properties comprising 76,000 rooms located in 44 states across the U.S. and in Canada. We own and operate 632 of our hotels under our core brand, Extended Stay America, which serves the mid-price extended stay segment, and accounts for approximately half of the segment by number of rooms in the U.S. In addition, we own and operate three Extended Stay Canada hotels and 47 hotels in the economy extended stay segment under the Crossland Economy Studios brand.

Our extended stay hotels are designed to provide an affordable and attractive alternative to traditional lodging or apartment accommodations and are targeted toward self-sufficient, value-conscious guests. Our hotels feature fully-furnished rooms with in-room kitchens, complimentary grab-and-go breakfast, free WiFi, flat screen TVs and limited housekeeping service, which is typically provided on a weekly basis. Our guests include business travelers, professionals on temporary work or training assignments, persons relocating, temporarily displaced or purchasing a home and anyone else in need of temporary housing. Our guests generally rent accommodations on a weekly or longer term basis. For the twelve months ended June 30, 2015, approximately 31.5%, 23.9%, and 44.6% of our revenues were derived from guests with stays from 1-6 nights, from 7-29 nights and over 30 nights, respectively.

Understanding Our Results of Operations—The Company

Revenues and Expenses. The Company’s revenues are derived from the operation of our hotels. Hotel operating expenses account for the largest portion of the Company’s operating expenses and reflect ongoing operating expenses associated with the ownership and management of our hotels.

The following table presents the components of the Company’s revenues as a percentage of our total revenues for the six months ended June 30, 2015:

Percentage of 2015 Year to Date Revenues

•    Room revenues. Room revenues are driven primarily by ADR and occupancy. Pricing policy and customer mix are significant drivers of ADR. Due to our relatively high occupancy levels, our primary focus is on increasing RevPAR by increasing ADR. For the six months ended June 30, 2015, we experienced RevPAR growth of approximately 6.4% compared to the six months ended June 30, 2014, due to a shift in our customer mix to a greater number of high yield, shorter-stay guests as well as the collective impact of our hotel reinvestment program, upgraded operational practices, investments in marketing and focus on service excellence.

98.5%

• Other hotel revenues. Other hotel revenues include ancillary revenues such as laundry revenues, vending commissions, additional housekeeping fees and pet charges. Occupancy and customer mix, as well as the number and percentage of guests that have longer-term stays, are the key drivers of other hotel revenues.	1.5%

The following table presents the components of the Company’s operating expenses as a percentage of our total operating expenses for the six months ended June 30, 2015:

Percentage of 2015 Year to Date Operating Expenses

•    Hotel operating expenses. Hotel operating expenses have both fixed and variable components. Operating expenses that are relatively fixed include personnel expense, real estate tax expense and property insurance premium expense. Occupancy is a key driver of expenses that have a high degree of variability such as room supplies expense. Other variable expenses include marketing and reservation costs and property insurance claims expense. We experienced an increase in hotel operating expenses of approximately $2.4 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, due mainly to increases in reservation costs as well as hotel personnel expense and the allowance for uncollectible accounts receivable.

66.2%

• General and administrative expenses. General and administrative expenses include expenses associated with corporate overhead. These costs consist primarily of compensation expense of our corporate staff and professional fees, including consulting, audit, tax and legal fees.	11.2%

• Depreciation and amortization. Depreciation and amortization is a non-cash charge that relates primarily to the acquisition and related usage of hotels and other property and equipment.	22.6%

Understanding Our Results of Operations—ESH REIT

Revenues. ESH REIT’s rental revenues are generated from leasing its hotel properties to the Operating Lessees. Rental revenues consist of fixed minimum rental payments plus specified percentages of hotel revenues earned by the Operating Lessees over designated revenue thresholds.

Expenses. The following table presents the components of ESH REIT’s operating expenses as a percentage of ESH REIT’s total operating expenses for the six months ended June 30, 2015:

Percentage of 2015 Year to Date Operating Expenses
• Hotel operating expenses. ESH REIT’s hotel operating expenses include expenses directly related to ownership of the hotels, such as real estate tax expense and property insurance premium and claims expense.	30.0%

• General and administrative expenses. General and administrative expenses include overhead expenses incurred directly by ESH REIT and administrative service costs reimbursable to ESA Management.	5.5%

• Depreciation and amortization. Depreciation and amortization is a non-cash charge that relates primarily to the acquisition and related usage of hotels and other property and equipment.	64.5%

Results of Operations

Results of Operations discusses each of the Company’s and ESH REIT’s unaudited condensed consolidated financial statements, each of which have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those relating to property and equipment, goodwill, income taxes, equity-based compensation, revenue recognition, consolidation policies and contingencies. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

Results of Operations—The Company

Comparison of Three Months Ended June 30, 2015 and June 30, 2014

As of June 30, 2015, we owned and operated 682 hotels consisting of 76,000 rooms. As of June 30, 2014, we owned and operated 684 hotels consisting of approximately 76,200 rooms.

The following table presents our consolidated results of operations for the three months ended June 30, 2015 and 2014, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended
	June 30,
	2015	2014	Change ($)	Change (%)
Revenues:
Room revenues	$335,384	$317,087	$18,297	5.8%
Other hotel revenues	4,927	4,827	100	2.1%

Total revenues	340,311	321,914	18,397	5.7%

Operating expenses:
Hotel operating expenses	146,499	147,241	(742)	(0.5)%
General and administrative expenses	26,036	21,543	4,493	20.9%
Depreciation and amortization	50,529	46,950	3,579	7.6%

Total operating expenses	223,064	215,734	7,330	3.4%
Other income	38	65	(27)	(41.5)%

Income from operations	117,285	106,245	11,040	10.4%
Other non-operating income	(873)	(736)	(137)	(18.6)%
Interest expense, net	35,501	46,539	(11,038)	(23.7)%

Income before income tax expense	82,657	60,442	22,215	36.8%
Income tax expense	17,852	14,158	3,694	26.1%

Net income	64,805	46,284	18,521	40.0%
Net income attributable to noncontrolling interests(1)	(6,822)	(3,048)	(3,774)	123.8%

Net income attributable to common shareholders	$57,983	$43,236	$14,747	34.1%

(1)	Noncontrolling interests in Extended Stay America, Inc. include approximately 45% of ESH REIT’s common equity and 125 shares of ESH REIT preferred stock.

The following table presents key operating metrics, including occupancy, ADR, RevPAR and renovation displacement data for our hotels for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,
	2015	2014	Change
Number of hotels(1)	682	684	(2)
Number of rooms(1)	76,000	76,265	(265)
Occupancy	77.1%	78.8%	(170) bps
ADR	$62.90	$57.98	8.5%
RevPAR	$48.49	$45.69	6.1%
Hotel Inventory (as of June 30)(2):
Renovated Extended Stay America	382	321	61
Unrenovated Extended Stay America	253	314	(61)
Crossland Economy Studios and other	47	49	(2)

Total number of hotels	682	684	(2)
Renovation Displacement Data (in thousands, except percentages)(2):
Total available room nights	6,917	6,940	(23)
Room nights displaced from renovation	27	9	18
% of available room nights displaced	0.4%	0.1%	30 bps

(1)	In July 2014, we sold two hotel properties.
(2)	See “ – Liquidity and Capital Resources – Capital Expenditures – Hotel Reinvestment Program” for a discussion of our phased capital investment program across our portfolio.

Room revenues. Room revenues increased by approximately $18.3 million, or 5.8%, to approximately $335.4 million for the three months ended June 30, 2015 compared to approximately $317.1 million for the three months ended June 30, 2014. The increase in room revenues was due to an 8.5% increase in ADR partially offset by a 170 bps decrease in occupancy, resulting in a 6.1% increase in RevPAR, which was primarily a result of a shift in our customer mix to a greater number of high yield, shorter-stay guests as well as the collective impact of our hotel reinvestment program, upgraded operational practices, investments in marketing and focus on service excellence.

Other hotel revenues. Other hotel revenues remained relatively consistent, increasing by $0.1 million, or 2.1%, to approximately $4.9 million for the three months ended June 30, 2015 compared to approximately $4.8 million for the three months ended June 30, 2014.

Hotel operating expenses. Hotel operating expenses decreased by approximately $0.7 million, or 0.5%, to approximately $146.5 million for the three months ended June 30, 2015 compared to approximately $147.2 million for the three months ended June 30, 2014. The decrease in hotel operating expenses was primarily driven by a decrease in property insurance claims expense of approximately $0.9 million due to fewer and less severe insurable events than in the prior year as well as a decrease in rooms expense due to a slight reduction in the number of occupied rooms.

Hotel Operating Margin (as defined in “– Non GAAP Financial Measures”) increased to 57.1% for the three months ended June 30, 2015 compared to 54.4% for the three months ended June 30, 2014. Total room and other hotel revenues increased by approximately $18.4 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, while Hotel Operating Profit, excluding loss on disposal of assets, increased by approximately $19.1 million for the same period, which represents an operating margin flow-through, defined as the change in Hotel Operating Profit divided by the change in total room and other hotel revenues, of approximately 103.9%.

General and administrative expenses. General and administrative expenses increased by approximately $4.5 million, or 20.9%, to approximately $26.0 million for the three months ended June 30, 2015 compared to approximately $21.5 million for the three months ended June 30, 2014. Adjusted general and administrative expenses, which exclude non-cash equity-based compensation and public company transition costs, including costs incurred in connection with the preparation of the registration statements filed on June 5, 2015 and June 10, 2014, in 2015 and 2014 as well as consulting fees associated with the implementation of certain key strategic initiatives in 2014, were approximately $22.5 million and $17.3 million for the three months ended June 30, 2015 and 2014, respectively, an increase of approximately $5.2 million. This increase was mainly driven by increases in personnel expense of approximately $3.6 million, partly attributable to an increase in short term incentive compensation during the three months ended June 30, 2015 due to our improved performance as well as a decrease of approximately $1.7 million in the prior year related to the settlement of previous incentive agreements with certain operations personnel, as well as an increase in legal fees of approximately $1.7 million and ongoing costs related to our new revenue management system of approximately $0.5 million.

Depreciation and amortization. Depreciation and amortization increased by approximately $3.6 million, or 7.6%, to approximately $50.5 million for the three months ended June 30, 2015 compared to approximately $47.0 million for the three months ended June 30, 2014. The increase in depreciation and amortization was primarily due to an increase in investment in hotel assets as a result of our hotel reinvestment program.

Other non-operating income. During the three months ended June 30, 2015 and 2014, we recognized non-cash foreign currency transaction gains of approximately $0.9 million and $0.7 million, respectively, mainly related to the depreciation of the U.S. dollar versus the Canadian dollar at one of our Canadian currency-based entities which has U.S. dollar denominated debt.

Interest expense, net. Excluding debt extinguishment costs of approximately $2.3 million and $9.4 million incurred during the three months ended June 30, 2015 and 2014, respectively, net interest expense decreased approximately $3.9 million, or 10.5%, to approximately $33.2 million for the three months ended June 30, 2015 compared to approximately $37.1 million for the three months ended June 30, 2014. In June 2014, ESH REIT repaid the remaining outstanding principal amount of $365.0 million of three mezzanine loans using principally all of the net proceeds from its 2014 Term Loan (as defined below), decreasing the Company’s weighted-average interest rate from approximately 4.4% to approximately 3.9%. In May 2015, ESH REIT repaid $500.0 million of its 2012 Mortgage Loan (as defined below) using the net proceeds from the issuance of its 2025 Notes (as defined below), increasing the Company’s weighted-average interest rate from approximately 4.0% to approximately 4.4%.

Income tax expense. Our effective income tax rate decreased by approximately 1.8 percentage points to approximately 21.6% for the three months ended June 30, 2015 compared to approximately 23.4% for the three months ended June 30, 2014, primarily due to an increase in the percentage of ESH REIT’s taxable income expected to be distributed in 2015 as compared to 2014. The Company’s effective tax rate is lower than the federal statutory rate of 35% due to ESH REIT’s status as a REIT under the provisions of the Code during these periods. In the future, ESH REIT intends to distribute approximately 95% of its taxable income, excluding net capital gains. ESH REIT will incur federal and state income tax at statutory rates on its taxable income not distributed.

Comparison of Six Months Ended June 30, 2015 and June 30, 2014

As of June 30, 2015, we owned and operated 682 hotels consisting of 76,000 rooms. As of June 30, 2014, we owned and operated 684 hotels consisting of approximately 76,200 rooms.

The following table presents our consolidated results of operations for the six months ended June 30, 2015 and 2014, including the amount and percentage change in these results between the periods (in thousands):

	Six Months Ended
	June 30,
	2015	2014	Change ($)	Change (%)
Revenues:
Room revenues	$618,682	$583,316	$35,366	6.1%
Other hotel revenues	9,220	8,914	306	3.4%

Total revenues	627,902	592,230	35,672	6.0%

Operating expenses:
Hotel operating expenses	291,494	289,128	2,366	0.8%
General and administrative expenses	49,536	44,648	4,888	10.9%
Depreciation and amortization	99,712	92,277	7,435	8.1%

Total operating expenses	440,742	426,053	14,689	3.4%
Other income	41	271	(230)	(84.9)%

Income from operations	187,201	166,448	20,753	12.5%
Other non-operating expense	892	1,779	(887)	(49.9)%
Interest expense, net	66,818	83,087	(16,269)	(19.6)%

Income before income tax expense	119,491	81,582	37,909	46.5%
Income tax expense	26,826	19,217	7,609	39.6%

Net income	92,665	62,365	30,300	48.6%
Net income attributable to noncontrolling interests(1)	(13,134)	(8,339)	(4,795)	57.5%

Net income attributable to common shareholders	$79,531	$54,026	$25,505	47.2%

(1)	Noncontrolling interests in Extended Stay America, Inc. include approximately 45% of ESH REIT’s common equity and 125 shares of ESH REIT preferred stock.

The following table presents key operating metrics, including occupancy, ADR, RevPAR and renovation displacement data for our hotels for the six months ended June 30, 2015 and 2014, respectively:

	Six Months Ended
	June 30,
	2015	2014	Change
Number of hotels(1)	682	684	(2)
Number of rooms(1)	76,000	76,265	(265)
Occupancy	73.8%	74.4%	(60	) bps
ADR	$60.99	$56.76	7.5%
RevPAR	$44.98	$42.26	6.4%
Hotel Inventory (as of June 30)(2):
Renovated Extended Stay America	382	321	61
Unrenovated Extended Stay America	253	314	(61)
Crossland Economy Studios and other	47	49	(2)

Total number of hotels	682	684	(2)
Renovation Displacement Data (in thousands, except percentages)(2):
Total available room nights	13,754	13,803	(49)
Room nights displaced from renovation	103	128	(25)
% of available room nights displaced	0.7%	0.9%	(20	) bps

(1)	In July 2014, we sold two hotel properties.
(2)	See “ – Liquidity and Capital Resources – Capital Expenditures – Hotel Reinvestment Program” for a discussion of our phased capital investment program across our portfolio.

Room revenues. Room revenues increased by approximately $35.4 million, or 6.1%, to approximately $618.7 million for the six months ended June 30, 2015 compared to approximately $583.3 million for the six months ended June 30, 2014. The increase in room revenues was due to a 7.5% increase in ADR partially offset by a 60 bps decrease in occupancy, resulting in a 6.4% increase in RevPAR, which was primarily a result of a shift in our customer mix to a greater number of high yield, shorter-stay guests as well as the collective impact of our hotel reinvestment program, upgraded operational practices, investments in marketing and focus on service excellence.

Other hotel revenues. Other hotel revenues remained relatively consistent, increasing by approximately $0.3 million, or 3.4%, to approximately $9.2 million for the six months ended June 30, 2015 compared to approximately $8.9 million for the six months ended June 30, 2014.

Hotel operating expenses. Hotel operating expenses increased by approximately $2.4 million, or 0.8%, to approximately $291.5 million for the six months ended June 30, 2015 compared to approximately $289.1 million for the six months ended June 30, 2014. The increase in hotel operating expenses was partly driven by an increase in reservation costs of approximately $2.6 million, mainly due to the system-wide implementation of our central reservations call center and an increase in sales volume, as well as an increase in the allowance for uncollectible accounts receivable of approximately $1.7 million and hotel personnel expense of approximately $1.4 million. The increase was offset by a decrease in marketing costs of approximately $2.5 million, mainly due to a decrease in television advertising, as well as a decrease in property insurance claims expense of approximately $1.1 million due to fewer and less severe insurable events than in the prior year.

Hotel Operating Margin increased to 53.9% for the six months ended June 30, 2015 compared to 51.6% for the six months ended June 30, 2014. Total room and other hotel revenues increased by approximately $35.7 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, while Hotel Operating Profit, excluding loss on disposal of assets, increased by approximately $33.1 million for the same period, which represents an operating margin flow-through, defined as the change in Hotel Operating Profit divided by the change in total room and other hotel revenues, of approximately 92.7%.

General and administrative expenses. General and administrative expenses increased by approximately $4.9 million, or 10.9%, to approximately $49.5 million for the six months ended June 30, 2015 compared to approximately $44.6 million for the six months ended June 30, 2014. Adjusted general and administrative expenses, which excludes non-cash equity-based compensation and public company transition costs, including costs incurred in connection with the preparation of the registration statements filed on June 5, 2015 and June 10, 2014, in 2015 and 2014 as well as consulting fees associated with the implementation of certain key strategic initiatives in 2014, were approximately $43.9 million and $35.5 million for the six months ended June 30, 2015 and 2014, respectively, an increase of approximately $8.4 million. This increase was mainly driven by increases in personnel expense of approximately $4.9 million, partly attributable to an increase in short term incentive compensation during the six months ended June 30, 2015 due to our improved performance as well as a decrease of approximately $1.7 million in the prior year related to the settlement of previous incentive agreements with certain operations personnel, legal fees of approximately $2.4 million and ongoing costs related to our new revenue management system of approximately $1.1 million.

Depreciation and amortization. Depreciation and amortization increased by approximately $7.4 million, or 8.1%, to approximately $99.7 million for the six months ended June 30, 2015 compared to approximately $92.3 million for the six months ended June 30, 2014. The increase in depreciation and amortization was primarily due to an increase in investment in hotel assets as a result of our hotel reinvestment program.

Other non-operating expense. During the six months ended June 30, 2015 and 2014, we recognized non-cash foreign currency transaction losses of approximately $0.9 million and $1.8 million, respectively, mainly related to the appreciation of the U.S. dollar versus the Canadian dollar at one of our Canadian currency-based entities which has U.S. dollar denominated debt.

Interest expense, net. Excluding debt extinguishment costs of approximately $2.3 million and $9.4 million incurred during the six months ended June 30, 2015 and 2014, respectively, net interest expense decreased approximately $9.1 million, or 12.4%, to approximately $64.5 million for the six months ended June 30, 2015 compared to approximately $73.7 million for the six months ended June 30, 2014. In June 2014, ESH REIT repaid the remaining outstanding principal amount of $365.0 million of three mezzanine loans using principally all of the net proceeds from its 2014 Term Loan (as defined below), decreasing the Company’s weighted-average interest rate from approximately 4.4% to approximately 3.9%. In May 2015, ESH REIT repaid $500.0 million of its 2012 Mortgage Loan (as defined below) using the net proceeds from the issuance of its 2025 Notes (as defined below), increasing the Company’s weighted-average interest rate from approximately 4.0% to approximately 4.4%.

Income tax expense. Our effective income tax rate decreased by approximately 1.1 percentage points to approximately 22.5% for the six months ended June 30, 2015 compared to approximately 23.6% for the six months ended June 30, 2014, primarily due to an increase in the percentage of ESH REIT’s taxable income expected to be distributed in 2015 as compared to 2014. The Company’s effective tax rate is lower than the federal statutory rate of 35% due to ESH REIT’s status as a REIT under the provisions of the Code during these periods. In the future, ESH REIT intends to distribute approximately 95% of its taxable income, excluding net capital gains. ESH REIT will incur federal and state income tax at statutory rates on its taxable income not distributed.

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

ESH REIT’s sole source of revenues is lease rental revenues. ESH REIT’s operating expenses reflect only those hotel operating expenses that are incurred directly by ESH REIT. Costs reimbursed to ESA Management are reflected as a component of general and administrative expenses.

Comparison of Three Months Ended June 30, 2015 and June 30, 2014

As of June 30, 2015, ESH REIT owned 682 hotels consisting of 76,000 rooms. As of June 30, 2014, ESH REIT owned 684 hotels consisting of approximately 76,200 rooms.

The following table presents ESH REIT’s consolidated results of operations for the three months ended June 30, 2015 and 2014, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended
	June 30,
	2015	2014	Change ($)	Change (%)
Revenues: Rental revenues from Extended Stay America, Inc.	$123,600	$123,599	$1	0.0%
Operating expenses:
Hotel operating expenses	20,737	22,252	(1,515)	(6.8)%
General and administrative expenses	4,355	4,541	(186)	(4.1)%
Depreciation and amortization	49,287	46,050	3,237	7.0%

Total operating expenses	74,379	72,843	1,536	2.1%
Other income	37	65	(28)	(43.1)%

Income from operations	49,258	50,821	(1,563)	(3.1)%
Other non-operating income	(771)	(894)	123	13.8%
Interest expense, net	34,734	44,726	(9,992)	(22.3)%

Income before income tax expense	15,295	6,989	8,306	118.8%
Income tax expense	107	203	(96)	(47.3)%

Net income	$15,188	$6,786	$8,402	123.8%

Rental revenues from Extended Stay America, Inc. Rental revenues remained consistent, totaling $123.6 million for each of the three months ended June 30, 2015 and 2014. Rental revenues consist of fixed minimum rental payments recognized on a straight-line basis over the lease terms plus specified percentages paid by the Operating Lessees on revenues over designated thresholds. Percentage rental revenues of approximately $0.4 million were recognized during the three months ended June 30, 2015. No percentage rental revenues were recognized during the three months ended June 30, 2014 due to the fact that percentage rental revenue thresholds were not achieved during the period. Further, rental revenues increased slightly due to the depreciation of the U.S. dollar relative to the Canadian dollar, offset by a decrease due to the sale of two hotel properties in July 2014.

Hotel operating expenses. Hotel operating expenses decreased by approximately $1.5 million, or 6.8%, to approximately $20.7 million for the three months ended June 30, 2015 compared to approximately $22.3 million for the three months ended June 30, 2014. This decrease was primarily driven by a decrease in property-related costs that were obligations of ESH REIT due to its ownership of the hotels, mainly property insurance claims expense of approximately $0.9 million, due to fewer and less severe insurable events than in the prior year.

General and administrative expenses. General and administrative expenses decreased by approximately $0.2 million, or 4.1%, to approximately $4.4 million for the three months ended June 30, 2015 compared to approximately $4.5 million for the three months ended June 30, 2014. The decrease was mainly due to a decrease in public company transition costs and consulting fees of approximately $0.9 million, partially offset by an increase in reimbursement costs of approximately $0.4 million to ESA Management for certain overhead services performed on ESH REIT’s behalf as well as an increase in professional fees of approximately $0.1 million.

Depreciation and amortization. Depreciation and amortization increased by approximately $3.2 million, or 7.0%, to approximately $49.3 million for the three months ended June 30, 2015 compared to approximately $46.1 million for the three months ended June 30, 2014. The increase in depreciation and amortization was primarily due to an increase in investment in hotel assets as a result of our hotel reinvestment program.

Other non-operating income. During the three months ended June 30, 2015 and 2014, ESH REIT recognized non-cash foreign currency transaction gains of approximately $0.8 million and $0.9 million, respectively, related to the depreciation of the U.S. dollar versus the Canadian dollar at one of its Canadian currency-based entities which has U.S. dollar denominated debt.

Interest expense, net. Excluding debt extinguishment costs of approximately $2.3 million and $9.4 million incurred during the three months ended June 30, 2015 and 2014, respectively, net interest expense decreased approximately $2.9 million, or 8.1%, to approximately $32.5 million for the three months ended June 30, 2015 compared to approximately $35.3 million for the three months ended June 30, 2014. In June 2014, ESH REIT repaid the remaining outstanding principal amount of $365.0 million of three mezzanine loans using principally all of the net proceeds from its 2014 Term Loan (as defined below), decreasing ESH REIT’s weighted-average interest rate from approximately 4.4% to approximately 3.9%. In May 2015, ESH REIT repaid $500.0 million of its 2012 Mortgage Loan (as defined below) using the net proceeds from the issuance of its 2025 Notes (as defined below), increasing ESH REIT’s weighted-average interest rate from approximately 3.9% to approximately 4.4%.

Income tax expense. ESH REIT’s effective income tax rate decreased by approximately 2.2 percentage points to approximately 0.7% for the three months ended June 30, 2015 compared to approximately 2.9% for the three months ended June 30, 2014. ESH REIT’s effective tax rate is lower than the federal statutory rate of 35% due to its status as a REIT under the provisions of the Code during these periods. In the future, ESH REIT intends to distribute approximately 95% of its taxable income, excluding net capital gains. ESH REIT will incur federal and state income tax at statutory rates on its taxable income not distributed.

Comparison of Six Months Ended June 30, 2015 and June 30, 2014

As of June 30, 2015, ESH REIT owned 682 hotels consisting of 76,000 rooms. As of June 30, 2014, ESH REIT owned 684 hotels consisting of approximately 76,200 rooms.

The following table presents ESH REIT’s consolidated results of operations for the six months ended June 30, 2015 and 2014, including the amount and percentage change in these results between the periods (in thousands):

	Six Months Ended
	June 30,
	2015	2014	Change ($)	Change (%)
Revenues: Rental revenues from Extended Stay America, Inc.	$246,791	$247,246	$(455)	(0.2)%
Operating expenses:
Hotel operating expenses	45,356	47,684	(2,328)	(4.9)%
General and administrative expenses	8,359	9,527	(1,168)	(12.3)%
Depreciation and amortization	97,322	90,082	7,240	8.0%

Total operating expenses	151,037	147,293	3,744	2.5%
Other income	37	263	(226)	(85.9)%

Income from operations	95,791	100,216	(4,425)	(4.4)%
Other non-operating expense	1,066	1,650	(584)	(35.4)%
Interest expense, net	65,285	79,430	(14,145)	(17.8)%

Income before income tax expense	29,440	19,136	10,304	53.8%
Income tax expense	206	555	(349)	(62.9)%

Net income	$29,234	$18,581	$10,653	57.3%

Rental revenues from Extended Stay America, Inc. Rental revenues decreased by approximately $0.5 million, or approximately 0.2%, to approximately $246.8 million for the six months ended June 30, 2015 compared to approximately $247.2 million for the six months ended June 30, 2014. The decrease was mainly due to the sale of two hotel properties in July 2014 as well as the appreciation of the U.S. dollar relative to the Canadian dollar. Rental revenues consist of fixed minimum rental payments recognized on a straight-line basis over the lease terms plus specified percentages paid by the Operating Lessees on revenues over designated thresholds. Percentage rental revenues of approximately $0.4 million were recognized during the six months ended June 30, 2015. No percentage rental revenues were recognized during the six months ended June 30, 2014 due to the fact that percentage rental revenue thresholds were not achieved during the period.

Hotel operating expenses. Hotel operating expenses decreased by approximately $2.3 million, or 4.9%, to approximately $45.4 million for the six months ended June 30, 2015 compared to approximately $47.7 million for the six months ended June 30, 2014. This decrease was primarily driven by a decrease in property-related costs that were obligations of ESH REIT due to its ownership of the hotels, mainly property insurance claims expense of approximately $1.1 million, due to fewer and less severe insurable events than in the prior year.

General and administrative expenses. General and administrative expenses decreased by approximately $1.2 million, or 12.3%, to approximately $8.4 million for the six months ended June 30, 2015 compared to approximately $9.5 million for the six months ended June 30, 2014. The decrease was mainly due to a decrease in public company transition costs and consulting fees of approximately $3.1 million, partially offset by an increase in reimbursement costs of approximately $1.3 million to ESA Management for certain overhead services performed on ESH REIT’s behalf as well as an increase in professional fees of approximately $0.4 million.

Depreciation and amortization. Depreciation and amortization increased by approximately $7.2 million, or 8.0%, to approximately $97.3 million for the six months ended June 30, 2015 compared to approximately $90.1 million for the six months ended June 30, 2014. The increase in depreciation and amortization was primarily due to an increase in investment in hotel assets as a result of our hotel reinvestment program.

Other non-operating expense. During the six months ended June 30, 2015 and 2014, ESH REIT recognized non-cash foreign currency transaction losses of approximately $1.1 million and $1.7 million, respectively, related to the appreciation of the U.S. dollar versus the Canadian dollar at one of its Canadian currency-based entities which has U.S. dollar denominated debt.

Interest expense, net. Excluding debt extinguishment costs of approximately $2.3 million and $9.4 million incurred during the six months ended June 30, 2015 and 2014, respectively, net interest expense decreased approximately $7.0 million, or 10.0%, to approximately $63.0 million for the six months ended June 30, 2015 compared to approximately $70.0 million for the six months ended June 30, 2014. In June 2014, ESH REIT repaid the remaining outstanding principal amount of $365.0 million of three mezzanine loans using principally all of the net proceeds from its 2014 Term Loan (as defined below), decreasing ESH REIT’s weighted-average interest rate from approximately 4.4% to approximately 3.9%. In May 2015, ESH REIT repaid $500.0 million of its 2012 Mortgage Loan (as defined below) using the net proceeds from the issuance of its 2025 Notes (as defined below), increasing ESH REIT’s weighted-average interest rate from approximately 3.9% to approximately 4.4%.

Income tax expense. ESH REIT’s effective income tax rate decreased by approximately 2.2 percentage points to approximately 0.7% for the six months ended June 30, 2015 compared to approximately 2.9% for the six months ended June 30, 2014. ESH REIT’s effective tax rate is lower than the federal statutory rate of 35% due to its status as a REIT under the provisions of the Code during these periods. In the future, ESH REIT intends to distribute approximately 95% of its taxable income, excluding net capital gains. ESH REIT will incur federal and state income tax at statutory rates on its taxable income not distributed.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA

EBITDA is defined as net income excluding: (1) net interest expense; (2) income tax expense; and (3) depreciation and amortization. EBITDA is a commonly used measure of performance in many industries. The Company believes that EBITDA provides useful information to investors regarding our operating performance as it helps us and investors evaluate the ongoing performance of our hotels after removing the impact of our capital structure, primarily net interest expense, our corporate structure, primarily income tax expense, and our asset base, primarily depreciation and amortization. We believe that the use of EBITDA facilitates comparisons between us and other lodging companies, hotel owners and capital-intensive companies. Additionally, EBITDA is a measure that is widely used by management in our annual budgeting and compensation planning processes.

The Company uses Adjusted EBITDA when evaluating our performance because we believe the adjustment for certain additional items, described below, provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted EBITDA, when combined with the U.S. GAAP presentation of net income, net income per common share and cash flow provided by operating activities, is beneficial to the overall understanding of our ongoing operating performance. We adjust EBITDA for the following items and refer to this measure as Adjusted EBITDA:

•	Non-cash equity-based compensation—We exclude non-cash charges related to the amortization of equity-based compensation awards to employees and directors.

•	Other non-operating (income) expense—We exclude the effect of other non-operating income or expense, as we believe non-cash foreign currency transaction gain or loss is not reflective of ongoing or future operating performance.

•	Other expenses (income)—We exclude the effect of income or expenses that we do not consider reflective of ongoing or future operating performance including the following: public company transition costs, including costs incurred in connection with the preparation of the registration statements filed on June 5, 2015 and June 10, 2014, consulting fees related to the implementation of certain key strategic initiatives, and loss on disposal of assets.

EBITDA and Adjusted EBITDA as presented may not be comparable to similar measures calculated by other companies. This information should not be considered as an alternative to net income, net income per common share, cash flow from operations or any other operating performance measure calculated in accordance with U.S. GAAP. Cash expenditures for various real estate or hotel assets such as capital expenditures, interest expense and other items have been and will continue to be incurred and are not reflected in EBITDA or Adjusted EBITDA. Management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions and assessments of operating performance. The Company’s unaudited condensed consolidated statements of operations and cash flows include capital expenditures, net interest expense and other excluded items, all of which should be considered when evaluating our performance, in addition to our non-GAAP financial measures. Additionally, EBITDA and Adjusted EBITDA should not solely be considered as measures of our liquidity or indicative of funds available to fund our cash needs, including our ability to pay distributions.

EBITDA and Adjusted EBITDA are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single, consolidated enterprise, which is reflected in the consolidated Company results of operations; therefore, we believe these performance measures are meaningful for the Company only. The following table provides a reconciliation of net income to EBITDA and Adjusted EBITDA for the Company for the three and six months ended June 30, 2015 and 2014 (amounts in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015		2014		2015		2014
Net income	$64,805		$46,284		$92,665		$62,365
Interest expense, net	35,501		46,539		66,818		83,087
Income tax expense	17,852		14,158		26,826		19,217
Depreciation and amortization	50,529		46,950		99,712		92,277

EBITDA	168,687		153,931		286,021		256,946
Non-cash equity-based compensation	2,803		2,429		4,919		4,890
Other non-operating (income) expense	(873)		(736)		892		1,779
Other expenses	1,101	(1)	2,307	(2)	2,744	(3)	6,592	(4)

Adjusted EBITDA	$171,718		$157,931		$294,576		$270,207

(1)	Includes costs incurred in connection with the preparation of the registration statement filed on June 5, 2015 of approximately $0.7 million and loss on disposal of assets of approximately $0.4 million.
(2)	Includes public company transition costs of approximately $1.3 million, including approximately $0.9 million in costs incurred in connection with the preparation of the registration statement filed on June 10, 2014, consulting fees of approximately $0.5 million related to the implementation of certain key strategic initiatives, including review of our corporate infrastructure, and loss on disposal of assets of approximately $0.5 million.
(3)	Includes costs incurred in connection with the preparation of the registration statement filed on June 5, 2015 of approximately $0.7 million and loss on disposal of assets of approximately $2.0 million.
(4)	Includes public company transition costs of approximately $2.4 million, including approximately $0.9 million in costs incurred in connection with the preparation of the registration statement filed on June 10, 2014, consulting fees of approximately $1.9 million related to the implementation of certain key strategic initiatives, including review of our corporate infrastructure, and loss on disposal of assets of approximately $2.3 million.

Hotel Operating Profit and Hotel Operating Margin

Hotel Operating Profit and Hotel Operating Margin measure hotel-level operating results prior to debt service, depreciation and amortization and general and administrative expenses and are supplemental measures of aggregate hotel-level profitability used by management to evaluate hotel operating profitability. We define Hotel Operating Profit as the sum of room and other hotel revenues less hotel operating expenses (excluding loss on disposal of assets) and Hotel Operating Margin as the ratio of Hotel Operating Profit divided by the sum of room and other hotel revenues.

Hotel Operating Profit and Hotel Operating Margin are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single, consolidated enterprise, which is reflected in the consolidated Company results of operations; therefore, we believe these performance measures are meaningful for the Company only. The following table provides a reconciliation of room revenues, other hotel revenues and hotel operating expenses (excluding loss on disposal of assets) to Hotel Operating Profit and Hotel Operating Margin for the Company for the three and six months ended June 30, 2015 and 2014 (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Room revenues	$335,384	$317,087	$618,682	$583,316
Other hotel revenues	4,927	4,827	9,220	8,914

Total hotel revenues	340,311	321,914	627,902	592,230
Hotel operating expenses (1)	146,034	146,753	289,455	286,842

Hotel Operating Profit	$194,277	$175,161	$338,447	$305,388

Hotel Operating Margin	57.1%	54.4%	53.9%	51.6%

(1)	Excludes loss on disposal of assets of approximately $0.4 million, $0.5 million, $2.0 million and $2.3 million, respectively.

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

Paired Share Income is defined as the sum of net income attributable to common shareholders and noncontrolling interests attributable to Class B common shares of ESH REIT. Adjusted Paired Share Income is defined as Paired Share Income adjusted for items that, net of income taxes, we believe are not reflective of our ongoing or future operating performance. We adjust Paired Share Income for the following items, net of income taxes, and refer to this measure as Adjusted Paired Share Income: debt extinguishment costs, other non-operating (income) expense (including foreign currency transaction gain or loss) and other expense (income), such as public company transition costs, including costs incurred in connection with the preparation of the registration statements filed on June 5, 2015 and June 10, 2014, consulting fees related to certain key strategic initiatives and loss on disposal of assets. With the exception of equity-based compensation, an ongoing charge, and debt extinguishment costs, these adjustments (other than the effect of income taxes) are the same as those used in the reconciliation of EBITDA to Adjusted EBITDA.

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

Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single, consolidated enterprise, which is reflected in the consolidated Company results of operations; therefore, we believe these performance measures are meaningful for the Company only. The following table provides a reconciliation of net income attributable to common shareholders to Paired Share Income, Adjusted Paired Share Income and a calculation of Adjusted Paired Share Income per Paired Share for the three and six months ended June 30, 2015 and 2014 (in thousands, except per Paired Share data):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015		2014		2015		2014
Net income attributable to common shareholders	$57,983		$43,236		$79,531		$54,026
Noncontrolling interests attributable to Class B common shares of ESH REIT	6,820		3,044		13,126		8,331

Paired Share Income	64,803		46,280		92,657		62,357
Debt extinguishment costs	1,790		7,185		1,790		7,185
Other non-operating (income) expense	(684)		(562)		650		1,877
Other expenses	864	(1)	1,762	(2)	2,106	(3)	5,685	(4)

Adjusted Paired Share Income	$66,773		$54,665		$97,203		$77,104

Adjusted Paired Share Income per Paired Share – basic	$0.33		$0.27		$0.48		$0.38

Adjusted Paired Share Income per Paired Share – diluted	$0.33		$0.27		$0.48		$0.38

Weighted average Paired Shares outstanding – basic	204,227		203,458		204,117		203,380

Weighted average Paired Shares outstanding – diluted	204,553		204,362		204,465		204,376

(1)	Includes costs incurred in connection with the preparation of the registration statement filed on June 5, 2015 of approximately $0.7 million pre-tax and loss on disposal of assets of approximately $0.4 million pre-tax, which total approximately $0.9 million after-tax.
(2)	Includes public company transition costs of approximately $1.3 million pre-tax, including approximately $0.9 million pre-tax in costs incurred in connection with the preparation of the registration statement filed on June 10, 2014, consulting fees of approximately $0.5 million pre-tax related to implementation of certain key strategic initiatives, including review of our corporate infrastructure, and loss on disposal of assets of approximately $0.5 million pre-tax, which total approximately $1.8 million after-tax.
(3)	Includes costs incurred in connection with the preparation of the registration statement filed on June 5, 2015 of approximately $0.7 million pre-tax and loss on disposal of assets of approximately $2.0 million pre-tax, which total approximately $2.1 million after-tax.
(4)	Includes public company transition costs of approximately $2.4 million pre-tax, including approximately $0.9 million pre-tax in costs incurred in connection with the preparation of the registration statement filed on June 10, 2014, consulting fees of approximately $1.9 million pre-tax related to implementation of certain key strategic initiatives, including review of our corporate infrastructure, and loss on disposal of assets of approximately $2.3 million pre-tax, which total approximately $5.7 million after-tax.

Liquidity and Capital Resources

Company Overview

On a consolidated basis, we have historically generated significant cash flow from operations and have financed our ongoing business primarily with existing cash and cash flow generated from operations. We generated cash flow from operations of approximately $223.3 million for the six months ended June 30, 2015. Our current liquidity requirements consist primarily of funds necessary to pay for operating expenses directly associated with our hotels, recurring maintenance and capital expenditures necessary to maintain our hotels, general and administrative expenses, interest expense, scheduled principal payments on ESH REIT’s outstanding indebtedness, Corporation distributions and required ESH REIT distributions. In addition to recurring maintenance and capital expenditures necessary to maintain our hotels, we are also performing, and expect to continue to perform, renovations to our hotels. See “—Capital Expenditures—Hotel Reinvestment Program.” We expect to fund our hotel reinvestment program from a combination of cash on hand, cash flow from operations and/or borrowings under our revolving credit facilities, as needed. Other long-term liquidity requirements may include the need to obtain funds to acquire, develop or construct additional hotels.

The Company had cash and cash equivalents of approximately $68.2 million and restricted cash of approximately $191.8 million at June 30, 2015. Based upon the current level of operations, management believes that cash flow from operations together with cash balances and available borrowings under revolving credit facilities (as described in “—Our Indebtedness”) will be adequate to meet our anticipated funding requirements and business objectives for the foreseeable future. We regularly review our capital structure and at any time may refinance or repay existing indebtedness, incur new indebtedness or issue debt or equity securities.

In December 2014, ESH REIT exercised its first of three one-year options to extend the maturity date of Component A of the 2012 Mortgage Loan (as defined below) to December 1, 2015. Assuming we exercise the remaining two one-year extension options, which are subject to limited conditions, to extend the maturity of this debt, our long-term liquidity requirements will include funds for principal payments on ESH REIT’s 2012 Mortgage Loan, the 2014 Term Loan and the 2025 Notes (each as defined below) maturing between December 2017 and May 2025. The 2015 extension conditions include providing an adequate extension notice period, the extension or renewal of an interest rate cap, as well as the requirement that none of the borrowing entities be in default, as defined. The 2016 extension conditions include the same conditions as the 2015 extension, as well as the requirement of a specified Extension Debt Yield, as defined, of 17.5%. Our long-term liquidity requirements will also include the repayment of any outstanding amounts under our revolving credit facilities which mature in November 2016.

In May 2015, ESH REIT issued $500.0 million of 5.25% senior notes due in 2025. ESH REIT used the proceeds to repay $318.0 million of Component A and $182.0 million of Component B of the 2012 Mortgage Loan.

On June 5, 2015, the Corporation and ESH REIT filed an automatic shelf registration statement with the SEC pursuant to which, from time to time, (i) the Corporation and ESH REIT may offer and sell an unlimited number of Paired Shares and (ii) certain selling stockholders (the “Selling Shareholders”) may offer and sell up to 142,960,388 Paired Shares. The Selling Shareholders consist solely of entities affiliated with the Sponsors and do not include officers or directors of the Corporation or ESH REIT. As of June 30, 2015, the Corporation, ESH REIT and the Selling Shareholders have not sold any securities registered pursuant to the automatic shelf registration statement.

On July 30, 2015, the Board of Directors of ESH REIT declared a cash distribution of $0.15 per share for the second quarter of 2015. Additionally, the Board of Directors of the Corporation declared a cash distribution of $0.02 per share for the second quarter of 2015. These distributions, which total $0.17 per Paired Share, will be payable August 27, 2015 to shareholders of record as of August 13, 2015. See “Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distribution Policies” in our combined annual report on Form 10-K filed with the SEC on February 26, 2015 for a description of our distribution policies.

We expect to meet our long-term liquidity requirements through various sources of capital, including future debt or equity financings by the Corporation and/or ESH REIT, existing working capital and cash flow from operations. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the current and future state of overall equity and credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing or prospective lenders, general market conditions for the lodging industry, our operating performance and liquidity and market perceptions about us. The success of our business strategy will depend, in part, on our ability to access these various capital sources. There can be no assurance that we will be able to raise any such financing on terms acceptable to us or at all.

The Corporation

The Corporation’s primary source of liquidity is distribution income it receives in respect of its ownership of approximately 55% of the common stock of ESH REIT. Other potential sources of liquidity include income from the operations of the Operating Lessees, ESA Management and ESH Strategies.

The Corporation has accumulated, and we expect that it will continue to accumulate, cash. We expect that over time it may return cash to ESH REIT in order to fund the renovation, acquisition, development or construction of new hotels, the repayment of debt and for other corporate purposes. The Corporation may transfer cash to ESH REIT through the purchase of additional shares of Class A common stock, which would increase its ownership of ESH REIT and reduce the Company’s overall tax efficiency. The Corporation may also lend funds to ESH REIT through the execution of an unsecured intercompany credit facility with an aggregate principal amount of up to $200.0 million. The covenants of any such unsecured intercompany credit facility would be expected to be customary for similar debt securities in light of then-prevailing market conditions, including certain existing loan covenants. Entering into an unsecured intercompany credit facility and the terms of such credit facility are subject to a number of factors, including certain existing loan covenants, and we may not enter into an intercompany credit facility at all.

The Corporation may pay distributions on its common stock to meet all or a portion of our expected distribution rate on our Paired Shares. On July 30, 2015, the Board of Directors of the Corporation declared a cash distribution of $0.02 per share for the second quarter of 2015 on its common stock. This distribution is payable on August 27, 2015 to shareholders of record as of August 13, 2015. See “Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distribution Policies” in our combined annual report on Form 10-K filed with the SEC on February 26, 2015.

The payment of distributions in the future will be at the discretion of the Corporation’s Board of Directors. Any such distributions will be made subject to the Corporation’s compliance with applicable law, and will depend on, among other things, the receipt by the Corporation of distributions from ESH REIT in respect of the Class A common stock, the Corporation’s results of operations and financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in any existing and future debt agreements of the Corporation and ESH REIT and in any preferred stock and other factors that the Corporation’s Board of Directors may deem relevant.

Based upon the current level of operations, management believes that the Corporation’s cash position, cash flow from operations and available borrowings under the Corporation Revolving Credit Facility will be adequate to meet all of the Corporation’s funding requirements and business objectives for the foreseeable future.

ESH REIT

ESH REIT’s primary source of liquidity is rental revenues derived from contractual lease arrangements with the Operating Lessees. ESH REIT’s primary use of liquidity is fixed costs of ownership of the hotel properties, including interest expense, scheduled principal payments on its outstanding indebtedness, real estate tax expense, property insurance expense, capital expenditures, including those capital expenditures related to our hotel reinvestment program, and the payment of distributions. In order to qualify and maintain its status as a REIT, ESH REIT must distribute annually to its shareholders an amount at least equal to:

•	90% of its REIT taxable income, computed without regard to the deduction for dividends paid and excluding any net capital gains; plus

•	90% of the excess of its net income, if any, from foreclosure property over the tax imposed on such income by the Code; less

•	the sum of certain items of non-cash income that exceeds a percentage of ESH REIT’s income.

In the future, ESH REIT intends to distribute approximately 95% of its taxable income, excluding net capital gains. ESH REIT is subject to income tax on its taxable income that is not distributed and to an excise tax to the extent that certain percentages of its taxable income are not distributed by specified dates.

In 2015, ESH REIT intends to distribute $0.15 per quarter per share of Class A and Class B common stock, unless its consolidated results of operations, net income, Adjusted EBITDA, liquidity, cash flows, financial condition or prospects, economic conditions or other factors differ materially from current assumptions. On July 30, 2015, the Board of Directors of ESH REIT declared a cash distribution of $0.15 per share for the second quarter of 2015 on its Class A and Class B common stock. This distribution is payable on August 27, 2015 to shareholders of record as of August 13, 2015. See “Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distribution Policies” in our combined annual report Form 10-K filed with the SEC on February 26, 2015 for a description of our distribution policies.

Due to REIT distribution requirements, ESH REIT has historically not accumulated significant amounts of cash and is not expected to do so in the future. As a result, and as discussed above, we expect that ESH REIT will need to refinance all or a portion of its debt, including the 2012 Mortgage Loans, the 2014 Term Loan and the 2025 Notes (each as defined below) on or before maturity. ESH REIT’s long-term liquidity requirements will also include the repayment of any outstanding amounts under ESH REIT’s revolving credit facility which matures in November 2016. See “—Our Indebtedness—ESH REIT Mortgage Loan”, “—Our Indebtedness—ESH REIT Term Loan Facility”, “—Our Indebtedness – ESH REIT Senior Notes” and “—Our Indebtedness—ESH REIT Revolving Credit Facility.” We cannot assure you that ESH REIT will be able to refinance any of its debt on attractive terms on or before maturity, on commercially reasonable terms or at all.

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

Sources and Uses of Cash – The Company

The following cash flow table and comparisons are provided for the Company:

Comparison of Six Months Ended June 30, 2015 and June 30, 2014

We had unrestricted cash and cash equivalents of approximately $68.2 million and $18.7 million at June 30, 2015 and 2014, respectively. The following table summarizes the changes in our cash and cash equivalents as a result of operating, investing and financing activities for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended
	June 30,
	2015	2014	Change ($)
Cash provided by (used in):
Operating activities	$223,276	$187,073	$36,203
Investing activities	(189,702)	(192,617)	2,915
Financing activities	(86,654)	(36,278)	(50,376)
Effects of changes in exchange rate on cash and cash equivalents	(39)	104	(143)

Net decrease in cash and cash equivalents	$(53,119)	$(41,718)	$(11,401)

Cash Flows provided by Operating Activities

Cash flows provided by operating activities totaled approximately $223.3 million for the six months ended June 30, 2015 compared to approximately $187.1 million for the six months ended June 30, 2014, an increase of approximately $36.2 million. Cash flows from operations was positively impacted during the six months ended June 30, 2015 by additional cash generated through improved operating performance of our hotels, specifically a 6.4% increase in RevPAR, a decrease in cash interest payments, excluding prepayment and other penalties, of approximately $12.7 million and a decrease in the use of working capital of approximately $11.8 million.

Cash Flows used in Investing Activities

Cash flows used in investing activities totaled approximately $189.7 million for the six months ended June 30, 2015 compared to approximately $192.6 million for the six months ended June 30, 2014, a decrease of approximately $2.9 million. Cash flows used in investing activities decreased during the six months ended June 30, 2015, primarily due to lower purchases of property and equipment since 91 Platinum hotel renovations were completed during the six months ended June 30, 2014 and 47 Platinum hotel renovations were completed during the six months ended June 30, 2015, offset by an increase in restricted cash.

Cash Flows used in Financing Activities

Cash flows used in financing activities totaled approximately $86.7 million for the six months ended June 30, 2015 compared to approximately $36.3 million for the six months ended June 30, 2014, an increase of approximately $50.4 million. Cash flows used in financing activities increased during the six months ended June 30, 2015 partly due to total distributions to shareholders of approximately $65.6 million during the six months ended June 30, 2015 compared to total distributions to shareholders of approximately $47.2 million during the six months ended June 30, 2014, an increase of approximately $18.4 million. Also, ESH REIT made a mandatory prepayment of approximately $8.5 million on its 2014 Term Loan during the six months ended June 30, 2015. Additionally, there were no net draws on revolving credit facilities during the six months ended June 30, 2015 compared to net draws of $8.0 million during the six months ended June 30, 2014. Further, during the six months ended June 30, 2014, ESH REIT received proceeds from its 2014 Term Loan of approximately $373.1 million, of which $365.0 million was used to repay the remaining balance on the three mezzanine loans.

Sources and Uses of Cash – ESH REIT

The following cash flow table and comparisons are provided for ESH REIT:

Comparison of Six Months Ended June 30, 2015 and June 30, 2014

ESH REIT had unrestricted cash and cash equivalents of approximately $10.0 million and $9.6 million at June 30, 2015 and 2014, respectively. The following table summarizes the changes in ESH REIT’s cash and cash equivalents as a result of operating, investing and financing activities for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended
	June 30,
	2015	2014	Change ($)
Cash provided by (used in):
Operating activities	$180,898	$149,402	$31,496
Investing activities	(185,944)	(188,012)	2,068
Financing activities	(18,754)	29,563	(48,317)
Effects of changes in exchange rate on cash and cash equivalents	—	1	(1)

Net decrease in cash and cash equivalents	$(23,800)	$(9,046)	$(14,754)

Cash Flows provided by Operating Activities

Cash flows provided by operating activities totaled approximately $180.9 million for the six months ended June 30, 2015 compared to approximately $149.4 million for the six months ended June 30, 2014, an increase of approximately $31.5 million. Cash flows provided by operating activities increased during the six months ended June 30, 2015 primarily due to an increase in cash receipts for percentage rental revenues of approximately $32.8 million, which is due to the timing of receipts and improved performance at our hotels.

Cash Flows used in Investing Activities

Cash flows used in investing activities totaled approximately $185.9 million for the six months ended June 30, 2015 compared to approximately $188.0 million for the six months ended June 30, 2014, a decrease of approximately $2.1 million. Cash flows used in investing activities decreased during the six months ended June 30, 2015, primarily due to lower purchases of property and equipment since 91 Platinum hotel renovations were completed during the six months ended June 30, 2014 and 47 Platinum hotel renovations were completed during the six months ended June 30, 2015, offset by an increase in restricted cash.

Cash Flows (used in) provided by Financing Activities

Cash flows used in financing activities totaled approximately $18.8 million for the six months ended June 30, 2015 compared to cash flows provided by financing activities of approximately $29.6 million for the six months ended June 30, 2014, an increase in cash used of approximately $48.3 million. Cash flows used in financing activities increased during the six months ended June 30, 2015 partly due to ESH REIT’s distributions to holders of Class A and B common stock of approximately $136.6 million during the six months ended June 30, 2015 compared to approximately $104.8 million during the six months ended June 30, 2014, an increase of approximately $31.8 million. Also, ESH REIT made a mandatory prepayment of approximately $8.5 million on its 2014 Term Loan during the six months ended June 30, 2015. Additionally, there were no net draws on ESH REIT’s revolving credit facility during the six months ended June 30, 2015 compared to net draws of $8.0 million during the six months ended June 30, 2014. Further, during the six months ended June 30, 2014, ESH REIT received proceeds from its 2014 Term Loan of approximately $373.1 million, of which $365.0 million was used to repay the remaining balance on the three mezzanine loans. Net proceeds received from the Corporation related to ESH REIT’s and the Operating Lessees’ cash management agreements increased by approximately $12.1 million from $123.3 million during the six months ended June 30, 2014 to $135.4 million during the six months ended June 30, 2015.

Capital Expenditures

We maintain each of our hotels in good repair and condition and in conformity with applicable laws and regulations. The cost of all improvements and significant alterations are generally made with cash flows from operations. During the six months ended June 30, 2015 and 2014, we incurred capital expenditures of approximately $74.1 million and $85.7 million, respectively. These capital expenditures were primarily made as a result of our hotel reinvestment program, which remains ongoing. Funding for future capital expenditures is expected to be provided primarily from cash flow from operations or, to the extent necessary, the Corporation or ESH REIT Revolving Credit Facilities. In 2015, we expect to incur capital expenditures between $190.0 million and $210.0 million, including the amounts spent in the first and second quarters.

Hotel Reinvestment Program

Since the third quarter of 2011, we have been performing significant hotel renovations and have been executing a phased capital investment program across our portfolio in order to seek to drive increases in ADR and incremental market share gains. We have developed a methodology for selecting specific hotels for our reinvestment program by evaluating potential returns based on multiple market and property specific variables. Prior to undertaking capital investment at a hotel, management determines whether, in its view, the selected level of investment is likely to result in incremental revenues and profits and achieve a return on investment that management believes would meet our return criteria.

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

We have undertaken the hotel reinvestment program in phases. As of June 30, 2015, we have substantially completed Platinum renovations at 382 hotels, with total incurred costs of approximately $379.8 million. Also, as of June 30, 2015, we are in the process of implementing Platinum renovations at 37 additional hotels and will begin renovations at an additional 58 hotels in the second half of 2015, with estimated total costs of approximately $88.3 million. Additionally, in July 2015, the Corporation’s and ESH REIT’s Board of Directors approved Platinum renovations for the remainder of the Extended Stay America-branded hotels, with estimated total costs of approximately $157.1 million. All renovations are expected to be completed by early 2017.

We believe that our capital investments are collectively driving incremental market share at our renovated properties. We evaluate our hotel reinvestment program by calculating the ADR, occupancy, RevPAR and RevPAR Index(1) performance of our renovated hotels. It takes approximately three months to complete a Platinum hotel renovation (period from commencement to completion of renovations, the “Renovation Period” or the “Displacement Period”), during which time we experience temporary disruption and weakened performance at the hotel. Following the Displacement Period, it typically takes an additional three months for the hotel to return to occupancy levels approximating Pre-Renovation Period levels (such three-month period, the “Ramp-Up Period”). In order to analyze the first year improvements associated with our investments, we have developed a methodology that adjusts for the impact of the temporary disruption associated with both the Displacement and Ramp-Up Periods. In particular, we compare the performance over a twelve-month period starting the month after the completion of the Ramp-Up Period (the “Post-Renovation Period”) to the performance over a twelve-month period ending the month prior to the commencement of the renovations (the “Pre-Renovation Period”).

As of June 30, 2015, 298 hotels had results for the entire Post-Renovation Period. These 298 hotels demonstrated RevPAR growth of 18.6% and RevPAR Index growth of 5.3% in the Post-Renovation Period as compared to the Pre-Renovation Period. The majority of the growth was achieved through increases in ADR, which grew 19.2% over the time period. While we attribute the RevPAR Index growth primarily to our hotel reinvestment program, we also believe that this improvement has benefited from the implementation of our other initiatives, including our increased marketing and service initiatives. The following table shows a summary of the results of the 298 hotels for which we had Post-Renovation Period results as of June 30, 2015:

	Pre- Renovation Period	Post- Renovation Period	Post- Renovation Change
Occupancy	76.5%	76.0%	(50	) bps
ADR	$57.67	$68.77	19.2%
RevPAR	$44.24	$52.48	18.6%
RevPAR Index	88.6	93.3	5.3%

(1)	“RevPAR Index” is stated as a percentage and is calculated for a hotel by comparing the hotel’s RevPAR to the aggregate RevPAR of a group of competing hotels generally in the same market. RevPAR Index is a weighted average of the individual property results. We subscribe to STR, an independent, third party service, which collects and compiles the data used to calculate RevPAR Index. We select the competing hotels included in the RevPAR Index subject to STR’s guidelines. STR does not endorse Extended Stay America, Inc. or any other company, and STR data should not be viewed as investment advice or as a recommendation to take a particular course of action.

Our Indebtedness

ESH REIT Mortgage Loan

On November 30, 2012, ESA P Portfolio LLC, ESA P Portfolio MD Borrower LLC, ESA Canada Properties Borrower LLC, ESH/TN Properties LLC (each a subsidiary of ESH REIT and collectively, the “Mortgage Borrower”) entered into an approximately $2.52 billion mortgage loan comprised of three components (the “2012 Mortgage Loan”), which is governed by that certain Loan Agreement, dated as of November 30, 2012, by and among the Mortgage Borrower, certain affiliates of the Mortgage Borrower, JPMorgan Chase Bank, National Association, German American Capital Corporation, Citigroup Global Markets Realty Corp., Bank of America, N.A. and Goldman Sachs Mortgage Company (as amended, the “MLA”). Component A is comprised of five subcomponents, three of which still have principal outstanding. The three outstanding subcomponents each have varying floating interest rates and a collective weighted-average interest rate of LIBOR plus approximately 2.8%, a total balance of $29.3 million and maturity date of December 1, 2015, with two one-year extension options. Components B and C have fixed interest rates of approximately 3.4% and 4.1%, total balances of $168.0 million and $1,820.0 million and maturity dates of December 1, 2017 and December 1, 2019, respectively.

As of June 30, 2015, the outstanding balance on the 2012 Mortgage Loan was approximately $2.02 billion. The 2012 Mortgage Loan requires monthly interest-only payments of approximately $6.8 million, reduced from $7.9 million as a result of the May 2015 partial repayment of $500.0 million. Each component of the 2012 Mortgage Loan has amounts that are freely prepayable. The below table shows freely prepayable amounts and prepayment penalties under the 2012 Mortgage Loan.

	2012 Mortgage Loan ($ in millions)
	Component A		Component B		Component C
	Freely	Prepayment	Freely	Prepayment	Freely	Prepayment
	Prepayable	Penalty	Prepayable	Penalty	Prepayable	Penalty (1)
January 2, 2015 to January 1, 2016	$29.3	0.0%	$168.0	0.0%	$157.5	Greater of 1.0% or Yield Maintenance (as defined)
After January 1, 2016	29.3	0.0%	168.0	0.0%	1,820.0	0.0%

(1)	Prepayment penalty applies to the amount in excess of freely prepayable amounts.

Substantially all of ESH REIT’s hotel properties (678 of the 682 hotel properties) serve as collateral for the 2012 Mortgage Loan.

The Corporation guarantees, under a customary recourse carve out guaranty, (a) under certain limited circumstances, losses related to the 2012 Mortgage Loan plus enforcement costs incurred by the lenders, and (b) under certain other limited circumstances, repayment of the 2012 Mortgage Loan up to an aggregate liability under this clause (b) of $252.0 million plus enforcement costs.

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

The occurrence of an Event of Default, a Debt Yield Trigger Event (a Debt Yield, as defined, of less than 9.0%) or a Guarantor Bankruptcy Event triggers a Cash Trap Event, as defined. During the period of a Cash Trap Event, any excess cash flow, after all monthly requirements (including the payment of management fees and operating expenses) are fully funded, is held by the loan service agent as additional collateral for the 2012 Mortgage Loan. As of June 30, 2015, no notice of a Cash Trap Event having been triggered had been received, as the Debt Yield was 27.7%.

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

ESH REIT Term Loan Facility

ESH REIT and certain of its subsidiaries entered into a $375.0 million term loan facility (the “2014 Term Loan”) on June 23, 2014. Subject to certain conditions, the principal amount of the 2014 Term Loan may be increased from time to time up to an amount which would not cause the Consolidated Leverage Ratio, as defined, to exceed 5.25 to 1.0. The 2014 Term Loan bears interest at a rate equal to (i) LIBOR (subject to a floor of 0.75%) plus 4.25%, or (ii) a base rate (determined by reference to the highest of (1) the prime lending rate, (2) the overnight federal funds rate plus 0.5%, or (3) the one-month adjusted LIBOR rate (subject to a floor of 0.75%) plus 1.0%) plus 3.25%. The principal amount of the 2014 Term Loan is due and payable on June 24, 2019, though it may be extended with the consent of the extending lenders. There is no scheduled amortization on the 2014 Term Loan; however, subject to certain exceptions, mandatory prepayments are required up to 50% of Excess Cash Flow, based on ESH REIT’s Consolidated Leverage Ratio, each as defined.

As of June 30, 2015, the outstanding balance of the 2014 Term Loan was approximately $365.0 million, net of an unaccreted discount of approximately $1.5 million. ESH REIT made a mandatory prepayment of approximately $8.5 million during the three months ended March 31, 2015. An additional mandatory prepayment may be required during the three months ending March 31, 2016 based on the calculation of the Excess Cash Flow for the year ending December 31, 2015.

Obligations under the 2014 Term Loan are guaranteed by certain of ESH REIT’s existing and future direct and indirect domestic subsidiaries (with certain exceptions, including certain entities that may not provide guarantees pursuant to the 2012 Mortgage Loan). The 2014 Term Loan is secured by a first-priority security interest in substantially all of the assets of ESH REIT and the guarantors under the facility on a pari passu basis with its obligations under the ESH REIT Revolving Credit Facility (as defined below) (with certain exceptions, including certain entities that may not be pledged pursuant to the 2012 Mortgage Loan) subject to an intercreditor agreement that, among other things, provides for priority in favor of the ESH REIT Revolving Credit Facility under certain circumstances.

ESH REIT has the option to voluntarily repay outstanding loans under the facility at any time upon three business days’ prior written notice (for LIBOR loans) or same-day notice (for base rate loans). In addition to customary “breakage” costs with respect to LIBOR loans, prepayment penalties include: (a) on or after June 24, 2015 but prior to December 24, 2015, an amount equal to 2.0% of the aggregate principal amount repaid; and (b) on or after December 24, 2015 but prior to June 24, 2016, an amount equal to 1.0% of the aggregate principal amount repaid. Repayments on or after June 24, 2016 require no prepayment penalty.

The 2014 Term Loan contains a number of covenants that, among other things and subject to certain exceptions, restrict ESH REIT’s ability and the ability of its subsidiaries to incur additional indebtedness, pay distributions and make other restricted payments, engage in transactions with ESH REIT’s affiliates, sell all or substantially all of its assets, merge and create liens. The 2014 Term Loan also contains certain customary affirmative covenants and events of default. During a Trigger Event, an Adjusted Trigger Event, a Default or an Event of Default, each as defined in the 2014 Term Loan, ESH REIT is restricted from making cash distributions, subject to certain exceptions. As of June 30, 2015, none of these events had occurred.

ESH REIT Senior Notes

On May 15, 2015, ESH REIT issued $500.0 million of 5.25% senior notes due in 2025 (the “2025 Notes”) under an indenture (the “Indenture”) with Deutsche Bank Trust Company Americas, as trustee, at a price equal to 100% of their par value in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. ESH REIT used the proceeds and cash on hand to repay $500.0 million of the outstanding balance under its 2012 Mortgage Loan. The 2025 Notes mature on May 1, 2025 and bear interest at a fixed rate of 5.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning November 1, 2015.

In connection with the issuance of the 2025 Notes, ESH REIT incurred costs of approximately $11.5 million, inclusive of underwriter, credit rating agency and attorney fees and other costs. These issuance costs are included in deferred financing costs in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2015 and will be amortized to net interest expense over the term of the 2025 Notes.

The 2025 Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of ESH REIT’s subsidiaries that guarantee ESH REIT’s obligations under the 2014 Term Loan and the ESH REIT Revolving Credit Facility. The 2025 Notes rank equally in right of payment with ESH REIT’s existing and future senior unsecured indebtedness, and senior in right of payment to all future subordinated indebtedness, if any. The 2025 Notes are effectively junior to any of ESH REIT’s secured indebtedness to the extent of the value of the assets securing such indebtedness.

ESH REIT may redeem the 2025 Notes at any time on or after May 1, 2020, in whole or in part, at a redemption price equal to 102.625% of the principal amount, declining annually to 100% of the principal amount from May 1, 2023 and thereafter, plus accrued and unpaid interest. Prior to May 1, 2020, ESH REIT may redeem the 2025 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a “make-whole” premium, as defined in the Indenture, plus accrued and unpaid interest. Prior to May 1, 2018, subject to certain conditions, ESH REIT may redeem up to 35% of the aggregate principal amount of the 2025 Notes at a redemption price equal to 105.250% of the aggregate principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds from certain equity offerings, provided 65% of the original amount of the principal remains outstanding after the occurrence of each such redemption. Upon a Change of Control, as defined, holders of the 2025 Notes have the right to require ESH REIT to redeem the 2025 Notes at 101% of the principal amount, plus accrued and unpaid interest.

The Indenture contains a number of customary covenants that, subject to certain exceptions, limit ESH REIT’s ability and the ability of certain of its subsidiaries to incur additional debt, create certain liens, pay dividends or distributions, make certain investments and other payments, enter into affiliate transactions, sell assets or merge, consolidate or transfer substantially all of their assets, among other things. ESH REIT was in compliance with all covenants set forth in the Indenture as of June 30, 2015.

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

As of June 30, 2015, the outstanding balance drawn on the ESH REIT Revolving Credit Facility was $0 and the amount of borrowing capacity was $250.0 million.

In addition to paying interest on any outstanding principal under the ESH REIT Revolving Credit Facility, ESH REIT is required to pay a fee in respect of unutilized commitments. If 50.0% or more of the facility is drawn, the fee is 0.175%, while if less than 50.0% of the facility is drawn, such fee is 0.35%. ESH REIT is also required to pay customary letter of credit and agency fees.

If at any time outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the ESH REIT Revolving Credit Facility exceed the lenders’ commitments at such time, ESH REIT will be required to repay outstanding loans or cash collateralize letters of credit at 105% in an aggregate amount equal to such excess, with no reduction of the commitment amount.

ESH REIT’s obligations under the ESH REIT Revolving Credit Facility are guaranteed by its existing and future direct and indirect domestic subsidiaries (with certain exceptions, including certain entities that may not provide guarantees pursuant to the 2012 Mortgage Loan). The ESH REIT Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of ESH REIT and the guarantors under the facility (with certain exceptions, including certain entities that may not be pledged pursuant to the 2012 Mortgage Loan).

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

In order to avoid a Trigger Event or an Adjusted Trigger Event, the ESH REIT Revolving Credit Facility requires a Debt Yield and an Adjusted Debt Yield, each as defined, of at least 11.5%. The occurrence of a Trigger Event or an Adjusted Trigger Event would require ESH REIT to repay the outstanding facility balance and would restrict its ability to make additional borrowings. As of June 30, 2015, the Debt Yield and Adjusted Debt Yield were 27.7% and 19.4%, respectively, and no Trigger Event or Adjusted Trigger Event had occurred.

Corporation Revolving Credit Facility

The Corporation entered into a revolving credit facility (the “Corporation Revolving Credit Facility”) on November 18, 2013. The Corporation Revolving Credit Facility permits borrowings up to $50.0 million. The facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same day notice, referred to as swingline loans, in an amount up to $20.0 million. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (1) the prime lending rate, (2) the overnight federal funds rate plus 0.5% or (3) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.75% for base rate loans and 3.75% for LIBOR loans. There is no scheduled amortization under the facility; the principal amount outstanding is due and payable in full at maturity, November 18, 2016, subject to a one-year extension option.

As of June 30, 2015, the outstanding balance drawn on the Corporation Revolving Credit Facility was $0 and the amount of borrowing capacity under the facility was $46.4 million, reduced from $50.0 million due to a $3.6 million letter of credit outstanding.

In addition to paying interest on any outstanding principal under the Corporation Revolving Credit Facility, the Corporation is required to pay a fee in respect of unutilized commitments. If 50.0% or more of the facility is drawn, the fee is 0.175%, while if less than 50.0% of the facility is drawn, such fee is 0.35%. The Corporation is also required to pay customary letter of credit and agency fees.

If at any time outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Corporation Revolving Credit Facility exceed the lenders’ commitments at such time, the Corporation will be required to repay outstanding loans or cash collateralize letters of credit at 105% in an aggregate amount equal to such excess, with no reduction of the commitment amount.

The Corporation’s obligations under the Corporation Revolving Credit Facility are guaranteed by its existing and future direct and indirect domestic subsidiaries (with certain exceptions, including, but not limited to, ESH REIT and its subsidiaries and certain other entities that may not provide guarantees pursuant to ESH REIT’s 2012 Mortgage Loan and 2014 Term Loan). The Corporation Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of the Corporation and the guarantors under the facility (with certain exceptions, including certain entities that may not be pledged pursuant to the 2012 Mortgage Loan and 2014 Term Loan).

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

In order to avoid a Trigger Event or an Adjusted Trigger Event, each as defined, the Corporation Revolving Credit Facility requires a Debt Yield and an Adjusted Debt Yield of at least 12.0%. The occurrence of a Trigger Event or an Adjusted Trigger Event would require the Corporation to repay the outstanding facility balance and would restrict its ability to make additional borrowings. As of June 30, 2015, the Debt Yield and Adjusted Debt Yield were 27.6% and 19.3%, respectively, and no Trigger Event or Adjusted Trigger Event had occurred.

Corporation Mandatorily Redeemable Preferred Stock

The Corporation has authorized 350.0 million shares of preferred stock, par value $0.01 per share, of which 21,202 shares of mandatorily redeemable voting preferred stock were issued and outstanding as of June 30, 2015. Dividends on these preferred shares are payable quarterly in arrears at a rate of 8.0% per year. With respect to dividend, distribution and liquidation rights, the 8.0% voting preferred stock ranks senior to the Corporation’s common stock. Holders of the 8.0% voting preferred stock are generally entitled to one vote for each share and will vote together with the Corporation common stock as a single class on all matters that the Corporation’s common shareholders are entitled to vote upon. On or after November 15, 2018, a holder of the 8.0% voting preferred stock has the right to require the Corporation to redeem in cash the 8.0% voting preferred stock at $1,000 per share plus any accumulated but unpaid dividends. On November 15, 2020, the Corporation shall mandatorily redeem all of the 8.0% voting preferred stock at $1,000 per share plus any accumulated but unpaid dividends.

Due to the fact that the outstanding 8.0% voting preferred stock is mandatorily redeemable by the Corporation, it is classified as a liability on the Company’s unaudited condensed consolidated balance sheets. Dividends on these preferred shares are classified as interest expense in the Company’s unaudited condensed consolidated statements of operations.

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

A summary of our critical accounting policies are described in our combined annual report on Form 10-K filed with the SEC on February 26, 2015 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These critical accounting policies include investment in property and equipment, impairment of property and equipment, revenue recognition, income taxes, equity-based compensation and consolidation policies. We believe these policies require material subjective or complex judgments and have the most significant impact on our financial condition and results of operations. We evaluate estimates, assumptions and judgments on an ongoing basis, based on information that is then available to us, our experience and various matters that we believe are reasonable and appropriate for consideration under the circumstances. There have been no material changes to our critical accounting policies as compared to those included in our combined annual report on Form 10-K filed with the SEC on February 26, 2015.

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

The Corporation

As of June 30, 2015, the Corporation had minimal exposure to market risk from changes in interest rates because it had no variable rate debt as there were no outstanding amounts drawn on the Corporation Revolving Credit Facility. The Corporation’s exposure to market risk from changes in interest rates may increase in future periods should the Corporation incur variable rate debt, including draws on the Corporation Revolving Credit Facility.

ESH REIT

As of June 30, 2015, approximately $394.2 million of ESH REIT’s outstanding indebtedness of approximately $2.9 billion had a variable rate of interest. As of June 30, 2015, subsidiaries of ESH REIT are counterparties to an interest rate cap on one-month LIBOR at 3.0% with a $348.0 million notional amount and a maturity date the same as that of 2012 Mortgage Loan Component A. If market rates of interest on ESH REIT’s variable rate debt fluctuate by 1.0%, interest expense would increase or decrease, and depending on the rate movement, ESH REIT’s future earnings and cash flows would fluctuate by approximately $1.9 million annually, assuming that the amount outstanding under ESH REIT’s variable rate debt remains at approximately $394.2 million.

As of June 30, 2015, less than 1.5% of the book value of ESH REIT’s hotels are owned outside the U.S. ESH REIT has exposure to market risk from changes in foreign currency exchange rates for its Canadian hotels. A fluctuation of 1.0% in the exchange rate between the U.S. dollar and the Canadian dollar would result in a foreign currency transaction gain or loss of approximately $0.2 million.

Item 4.	Controls and Procedures

Controls and Procedures (Extended Stay America, Inc.)

Disclosure Controls and Procedures

As of June 30, 2015, Extended Stay America, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of Extended Stay America, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of Extended Stay America, Inc. concluded that the disclosure controls and procedures of Extended Stay America, Inc. were effective to ensure that information required to be disclosed in the reports that Extended Stay America, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of Extended Stay America, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in Extended Stay America, Inc.’s internal control over financial reporting that occurred during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, Extended Stay America, Inc.’s internal control over financial reporting.

Subsequent to the end of the quarter, James L. Donald, Chief Executive Officer of the Corporation, resigned from the Corporation, effective August 24, 2015. Gerardo Lopez was appointed as Chief Executive Officer of the Corporation, effective August 24, 2015.

Controls and Procedures (ESH Hospitality, Inc.)

Disclosure Controls and Procedures

As of June 30, 2015, ESH Hospitality, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of ESH Hospitality, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of ESH Hospitality, Inc. concluded that the disclosure controls and procedures of ESH Hospitality, Inc. were effective to ensure that information required to be disclosed in the reports that ESH Hospitality, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of ESH Hospitality, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in ESH Hospitality, Inc.’s internal control over financial reporting that occurred during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, ESH Hospitality, Inc.’s internal control over financial reporting.

Subsequent to the end of the quarter, James L. Donald, Chief Executive Officer of ESH REIT, resigned from ESH REIT, effective August 24, 2015. Gerardo Lopez was appointed as Chief Executive Officer of ESH REIT, effective August 24, 2015.

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

Item 6.	Exhibits

Exhibit No.	Description

4.1	Indenture, dated May 15, 2015, among ESH Hospitality, Inc., the Borrower, Certain Subsidiaries of ESH Hospitality, Inc., as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, as Trustee (filed as Exhibit 4.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed May 18, 2015, and incorporated herein by reference).

4.2	Form of 5.25% Senior Notes due 2025 (included as part of Exhibit 4.1 above).

10.1	Second Amendment to Credit Agreement, dated as of April 15, 2015, among Extended Stay America, Inc., the Borrower, The Lenders Signatory Thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.2	Second Amendment to Credit Agreement, dated as of April 15, 2015, among ESH Hospitality, Inc., the Borrower, The Lenders Signatory Thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.3†	Amended and Restated Extended Stay America, Inc. Long-Term Incentive Plan (filed as Annex A to Extended Stay America, Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 001-36190) filed April 21, 2015, and incorporated herein by reference).

10.4†	Form of Amended and Restated Extended Stay America, Inc. Long-Term Incentive Plan Restricted Stock Unit Agreement (Time-Vesting & Performance-Vesting) (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed May 21, 2015, and incorporated herein by reference).

10.5†	Form of Amended and Restated Extended Stay America, Inc. Long-Term Incentive Plan Restricted Stock Unit Agreement (Time-Vesting) (filed as Exhibit 10.2 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed May 21, 2015, and incorporated herein by reference).

10.6†	Form of Amended and Restated Extended Stay America, Inc. Long-Term Incentive Plan Restricted Stock Unit Agreement (Time-Vesting) for Directors.

10.7†	Amended and Restated ESH Hospitality, Inc. Long-Term Incentive Plan (filed as Annex A to ESH Hospitality, Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 001-36190) filed April 21, 2015, and incorporated herein by reference).

10.8†	Form of Amended and Restated ESH Hospitality, Inc. Long-Term Incentive Plan Restricted Stock Unit Agreement (Time-Vesting) for Directors.

10.9†	Extended Stay America, Inc. Annual Incentive Plan (filed as Annex B to Extended Stay America, Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 001-36190) filed April 21, 2015, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer of Extended Stay America, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Extended Stay America, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Executive Officer of ESH Hospitality, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of the Chief Financial Officer of ESH Hospitality, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer of Extended Stay America, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.2	Certification of the Chief Executive Officer and the Chief Financial Officer of ESH Hospitality, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Section 13(r) disclosure.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

EXTENDED STAY AMERICA, INC.

Date: July 30, 2015	By:	/s/ James L. Donald
James L. Donald
Chief Executive Officer

Date: July 30, 2015	By:	/s/ Jonathan S. Halkyard
Jonathan S. Halkyard
Chief Financial Officer

ESH HOSPITALITY, INC.

Date: July 30, 2015	By:	/s/ James L. Donald
James L. Donald
Chief Executive Officer

Date: July 30, 2015	By:	/s/ Jonathan S. Halkyard
Jonathan S. Halkyard
Chief Financial Officer