Form 10-Q
period 2015-09-30
Extended Stay America, Inc.; ESH Hospitality, Inc.
filed 2015-10-27
CIK 1581164, 1507563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

204,593,912 shares of common stock, par value $0.01 per share, of Extended Stay America, Inc., which are attached to and traded together with 204,593,912 shares of Class B common stock, par value $0.01 per share, of ESH Hospitality, Inc., and 250,493,583 shares of Class A common stock, par value $0.01 per share, of ESH Hospitality, Inc., were all outstanding as of October 22, 2015.

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

Statements herein regarding our ongoing hotel reinvestment program, our ability to meet our debt service obligations, our future capital expenditures, our distribution policies, anticipated benefits or use of proceeds from any dispositions, our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position and our business outlook, business trends and other information referred to under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include forward-looking statements. When used in this combined quarterly report on Form 10-Q, the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “will,” “look forward to” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this combined quarterly report on Form 10-Q. Such risks, uncertainties and other important factors include, but are not limited to:

•	changes in U.S. general and local economic activity and the impact of these changes on consumer demand for lodging and related services in general and for extended stay lodging in particular;

•	levels of spending in the business, travel and leisure industries, as well as consumer confidence;

•	increased competition and the over-building of hotels in our markets;

•	fluctuations in the supply and demand for hotel rooms;

•	changes in the tastes and preferences of our customers;

•	the seasonal and cyclical nature of the real estate and lodging businesses;

•	interruptions in transportation systems, which may result in reduced business or leisure travel;

•	events beyond our control, such as war, terrorist attacks, travel-related health concerns, natural disasters, and severe weather;

•	our ability to implement our business strategies profitably;

•	the availability of capital for reinvestments, including future renovations and acquisitions;

•	our ability to integrate and successfully operate any hotel properties acquired, developed or built in the future and the risks associated with these hotel properties;

•	the high fixed cost of hotel operations;

•	our ability to retain the services of certain members of our management;

•	incidents or adverse publicity concerning our hotels or other extended stay hotels;

•	decreases in brand loyalty due to increasing use of internet reservation channels;

•	changes in distribution arrangements, such as those with internet travel intermediaries;

•	our ability to keep pace with improvements in technology utilized for reservations systems and other operating systems, including technology used in the delivery of guest services;

•	the occurrence of cybersecurity incidents;

•	our ability to protect our trademarks and other intellectual property;

•	the ability of ESH REIT to qualify, and remain qualified, as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”);

•	actual or constructive ownership (including deemed ownership by virtue of certain attribution provisions under the Code) of Paired Shares by investors who we do not control, which may cause ESH REIT to fail to meet the REIT income tests;

•	changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs or changes in interpretations thereof or increased taxes resulting from tax audits;

•	our relationships with our associates and changes in labor laws;

•	the cost of compliance with and liabilities under environmental, health and safety laws;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	changes in local market or neighborhood conditions which may diminish the value of real property;

•	increases in interest rates and operating costs;

•	our substantial indebtedness and debt service obligations, including material increases in our cost of borrowing, and our ability to refinance debt when it matures;

•	our ability to access credit or capital markets;

•	inadequate insurance coverage;

•	adverse litigation judgments or settlements; and

•	our status as a “controlled company.”

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

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $738,298 and $622,514	$3,912,151	$4,087,448
RESTRICTED CASH	193,141	73,382
CASH AND CASH EQUIVALENTS	107,506	121,324
INTANGIBLE ASSETS - Net of accumulated amortization of $6,844 and $5,814	30,059	31,656
GOODWILL	53,531	55,633
DEFERRED FINANCING COSTS - Net of accumulated amortization of $23,164 and $24,107	38,839	37,071
ACCOUNTS RECEIVABLE - Net of allowance for doubtful accounts of $3,704 and $2,762	26,289	26,552
DEFERRED TAX ASSETS	4,618	—
OTHER ASSETS	48,668	48,054
ASSETS HELD FOR SALE	146,978	—

TOTAL ASSETS	$4,561,780	$4,481,120

LIABILITIES AND EQUITY
LIABILITIES:
Mortgage loan payable	$1,931,157	$2,518,049
Term loan facility payable - Net of unaccreted discount of $1,399 and $1,680	365,064	373,320
Senior notes payable	500,000	—
Mandatorily redeemable preferred stock - $0.01 par value, $1,000 redemption value, 8.0%, 350,000,000 shares authorized, 21,202 shares issued and outstanding as of September 30, 2015 and December 31, 2014	21,202	21,202
Accounts payable and accrued liabilities	212,884	172,440
Deferred tax liabilities	1,607	6,792
Liabilities related to assets held for sale	89,175	—

Total liabilities	3,121,089	3,091,803

COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY:
Common stock - $0.01 par value, 3,500,000,000 shares authorized, 204,593,912 and 204,517,265 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	2,049	2,048
Additional paid in capital	782,944	779,447
Retained earnings	122,804	13,833
Accumulated other comprehensive loss	(8,771)	(5,810)

Total Extended Stay America, Inc. shareholders’ equity	899,026	789,518
Noncontrolling interests	541,665	599,799

Total equity	1,440,691	1,389,317

TOTAL LIABILITIES AND EQUITY	$4,561,780	$4,481,120

See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
REVENUES:
Room revenues	$355,445	$333,970	$974,127	$917,286
Other hotel revenues	5,071	4,583	14,291	13,497

Total revenues	360,516	338,553	988,418	930,783

OPERATING EXPENSES:
Hotel operating expenses	159,049	159,125	450,543	448,253
General and administrative expenses	24,373	19,579	73,909	64,227
Depreciation and amortization	52,268	47,124	151,980	139,401
Impairment of long-lived assets	9,011	—	9,011	—
Gain on sale of hotel properties	—	(864)	—	(864)

Total operating expenses	244,701	224,964	685,443	651,017
OTHER INCOME	3	1	44	272

INCOME FROM OPERATIONS	115,818	113,590	303,019	280,038
OTHER NON-OPERATING EXPENSE	1,143	1,058	2,035	2,837
INTEREST EXPENSE, NET	35,157	33,377	101,975	116,464

INCOME BEFORE INCOME TAX EXPENSE	79,518	79,155	199,009	160,737
INCOME TAX EXPENSE	21,293	18,970	48,119	38,187

NET INCOME	58,225	60,185	150,890	122,550
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(20,569)	(16,310)	(33,703)	(24,649)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$37,656	$43,875	$117,187	$97,901

NET INCOME PER COMMON SHARE:
Basic	$0.18	$0.22	$0.57	$0.48

Diluted	$0.18	$0.21	$0.57	$0.48

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	204,281	203,593	204,171	203,449

Diluted	204,685	204,540	204,538	204,492

CASH DISTRIBUTIONS PER COMMON SHARE	$0.02	$—	$0.04	$—

See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
NET INCOME	$58,225	$60,185	$150,890	$122,550
FOREIGN CURRENCY TRANSLATION LOSS, NET OF TAX	(4,172)	(2,462)	(5,786)	(574)

COMPREHENSIVE INCOME	54,053	57,723	145,104	121,976
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(18,968)	(15,391)	(30,878)	(24,466)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$35,085	$42,332	$114,226	$97,510

See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(In thousands)

(Unaudited)

				Retained	Accumulated
				Earnings	Other	Total
	Common Stock		Additional	(Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Amount	Paid in Capital	Deficit)	Loss	Equity	Interests	Equity
BALANCE - January 1, 2014	204,788	$2,048	$772,359	$(25,763)	$(4,068)	$744,576	$596,632	$1,341,208
Net income	—	—	—	97,901	—	97,901	24,649	122,550
Foreign currency translation loss	—	—	—	—	(391)	(391)	(183)	(574)
ESH REIT common distributions	—	—	—	—	—	—	(77,946)	(77,946)
ESH REIT preferred distributions	—	—	—	—	—	—	(8)	(8)
Equity-based compensation	(161)	—	5,826	—	—	5,826	1,347	7,173

BALANCE - September 30, 2014	204,627	$2,048	$778,185	$72,138	$(4,459)	$847,912	$544,491	$1,392,403

					Accumulated
					Other	Total
	Common Stock		Additional	Retained	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Amount	Paid in Capital	Earnings	Loss	Equity	Interests	Equity
BALANCE - January 1, 2015	204,517	$2,048	$779,447	$13,833	$(5,810)	$789,518	$599,799	$1,389,317
Net income	—	—	—	117,187	—	117,187	33,703	150,890
Foreign currency translation loss, net of tax	—	—	—	—	(2,961)	(2,961)	(2,825)	(5,786)
Common distributions	—	—	—	(8,216)	—	(8,216)	—	(8,216)
ESH REIT common distributions	—	—	—	—	—	—	(92,337)	(92,337)
ESH REIT preferred distributions	—	—	—	—	—	—	(12)	(12)
Equity-based compensation	77	1	3,497	—	—	3,498	3,337	6,835

BALANCE - September 30, 2015	204,594	$2,049	$782,944	$122,804	$(8,771)	$899,026	$541,665	$1,440,691

See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$150,890	$122,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	150,950	138,371
Amortization of intangible assets	1,030	1,030
Foreign currency transaction loss	2,275	2,837
Amortization and write-off of deferred financing costs and accretion of debt discount	9,535	16,291
Amortization of above-market ground leases	(102)	(101)
Loss on disposal of property and equipment	3,326	2,711
Impairment of long-lived assets	9,011	—
Gain on sale of hotel properties	—	(864)
Equity-based compensation	7,940	7,173
Deferred income tax (benefit) expense	(8,173)	10,713
Changes in assets and liabilities:
Accounts receivable, net	181	(12,742)
Other assets	(5,108)	(2,037)
Accounts payable and accrued liabilities	43,476	17,395

Net cash provided by operating activities	365,231	303,327

INVESTING ACTIVITIES:
Purchases of property and equipment	(141,158)	(125,892)
Proceeds from asset dispositions, net	852	3,223
Increase in restricted cash and insurance collateral	(120,058)	(131,238)
Proceeds from insurance recoveries	3,711	7,272

Net cash used in investing activities	(256,653)	(246,635)

FINANCING ACTIVITIES:
Principal payments on mortgage loan	(500,777)	(1,794)
Proceeds from term loan facility, net of discount	—	373,125
Principal payments on term loan facility	(8,537)	—
Proceeds from senior notes	500,000	—
Proceeds from revolving credit facilities	65,000	210,000
Payments on revolving credit facilities	(65,000)	(230,000)
Principal payments on mezzanine loans	—	(365,000)
Payments of deferred financing costs	(11,476)	(5,222)
Tax withholdings related to restricted stock unit settlements	(1,105)	—
Common distributions	(8,185)	—
ESH REIT common distributions	(92,244)	(77,754)
ESH REIT preferred distributions	(16)	(8)

Net cash used in financing activities	(122,340)	(96,653)

CHANGES IN CASH AND CASH EQUIVALENTS DUE TO CHANGES IN FOREIGN CURRENCY EXCHANGE RATES	(56)	(65)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,818)	(40,026)
CASH AND CASH EQUIVALENTS - Beginning of period	121,324	60,457

CASH AND CASH EQUIVALENTS - End of period	$107,506	$20,431

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties	$75,544	$88,045

Cash payments for income taxes - Net of refunds of $92 and $219	$56,751	$28,478

NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable and accrued liabilities	$16,093	$14,064

Common distributions included in accounts payable and accrued liabilities	$31	$—

ESH REIT common distributions included in accounts payable and accrued liabilities	$458	$200

See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014, AND FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2015 AND 2014

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

On June 5, 2015, the Corporation and ESH REIT filed an automatic shelf registration statement with the U.S. Securities and Exchange Commission (“SEC”) pursuant to which, from time to time, (i) the Corporation and ESH REIT may offer and sell an unlimited number of Paired Shares and (ii) certain selling stockholders (the “Selling Shareholders”) may offer and sell up to 142,960,388 Paired Shares. The Selling Shareholders consist solely of entities affiliated with the Sponsors (as defined below) and do not include officers or directors of the Corporation or ESH REIT. As of September 30, 2015, the Corporation, ESH REIT and the Selling Shareholders have not sold any securities registered pursuant to the automatic shelf registration statement. The Company incurred professional fees in connection with the registration of the Paired Shares of approximately $0.7 million during the nine months ended September 30, 2015.

As of September 30, 2015 and December 31, 2014, the Company owned and operated 679 hotel properties in 44 U.S. states, consisting of 75,500 rooms, and three hotels in Canada consisting of 500 rooms. The hotels are operated by subsidiaries of the Corporation (the “Operating Lessees”) pursuant to leases between ESH REIT and the Operating Lessees. The hotels are managed by ESA Management LLC (“ESA Management”), a subsidiary of the Corporation, pursuant to management agreements between ESA Management and the Operating Lessees and a services agreement between ESA Management and ESH REIT. The majority of hotels are operated under the core brand Extended Stay America. Three Canadian hotels operate under the brand Extended Stay Canada and 47 hotels operate under the brand Crossland Economy Studios. The brands are owned by ESH Hospitality Strategies LLC (“ESH Strategies”), also a subsidiary of the Corporation, which licenses the brands to the Operating Lessees.

On September 18, 2015, subsidiaries of the Company entered into a purchase and sale agreement to sell a portfolio of 53 hotel properties, 47 of which operate under the Crossland Economy Studios brand and six of which operate under the Extended Stay America brand, and certain intellectual property of Crossland Economy Studios for $285.0 million, subject to customary adjustments. The Company expects the transaction to close in the fourth quarter of 2015. Upon closing, the Company will no longer own, operate or manage these hotel properties, nor will it own certain intellectual property of Crossland Economy Studios. As of September 30, 2015, the Company classified these assets and their related liabilities as assets held for sale and liabilities related to assets held for sale, respectively, in the accompanying unaudited condensed consolidated balance sheet (see Note 3).

As of September 30, 2015 and December 31, 2014, the public owned approximately 29.6% and 28.9%, respectively, of the outstanding Paired Shares, while Centerbridge Partners, L.P., Paulson & Co. Inc. and the Blackstone Group, L.P. and their affiliates (collectively, the “Sponsors”) and senior management, including certain directors, owned approximately 70.4% and 71.1%, respectively, of the outstanding Paired Shares.

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

For the three and nine months ended September 30, 2015 and 2014, third party equity interests in ESH REIT consist of all of the shares of Class B common stock of ESH REIT, which represent approximately 45% of ESH REIT’s total common equity, and 125 shares of preferred stock of ESH REIT. These interests, which are not owned by the Corporation, are presented as noncontrolling interests.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of September 30, 2015, the results of the Company’s operations and comprehensive income for the three and nine months ended September 30, 2015 and 2014 and changes in equity and cash flows for the nine months ended September 30, 2015 and 2014. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations, including the impact of our hotel reinvestment program.

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

To the extent that a hotel property is impaired, the excess carrying amount of the hotel property over its estimated fair value is charged to operating earnings. Fair value is determined based upon the discounted cash flows of the hotel property, quoted market prices or independent appraisals, as considered necessary. The Company recognized an impairment charge related to property and equipment of approximately $9.0 million for the three and nine months ended September 30, 2015, and no impairment charge for the three and nine months ended September 30, 2014 (see Note 5). The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, then an impairment charge to reduce the carrying value of each hotel property could occur in a future period in which conditions change.

Assets Held For Sale—The Company classifies assets as held for sale when management commits to a formal plan to sell the assets, actively seeks a buyer for the assets and the consummation of a sale is considered probable and is expected within one year. The Company considers the consummation of a sale probable once a purchase and sale agreement has been executed, the buyer has a significant non-refundable deposit at risk and no significant financing contingencies exist. Upon designating an asset as held for sale, the Company stops recognizing depreciation expense and records the asset at the lower of its carrying value, which includes allocable goodwill, or its estimated fair value, less estimated costs to sell. Any such adjustment in the carrying value is recognized as an impairment charge. As of September 30, 2015, the Company classified certain assets and their related liabilities as assets held for sale and liabilities related to assets held for sale, respectively, in the accompanying unaudited condensed consolidated balance sheet (see Note 3).

Discontinued Operations—Effective January 1, 2014, the Company early adopted Accounting Standards Update No. 2014-08 issued by the Financial Accounting Standards Board (“FASB”) which addresses the classification and reporting of discontinued operations. This update defines discontinued operations as a component of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This guidance generally results in reporting discontinued operations less frequently than under the previous accounting standard. For example, the sale of the two hotels in July 2014 was not reported as discontinued operations as it did not represent a strategic shift that had a major effect on the Company’s operations or financial results, nor is the anticipated sale of the portfolio of 53 hotel properties and certain intellectual property of Crossland Economy Studios, for which the assets and related liabilities are classified as held for sale as of September 30, 2015, reported as discontinued operations as it does not represent a strategic shift that will have a major effect on the Company’s operations or financial results after it closes (see Note 3).

Segments—The Company’s hotel operations represent a single operating segment based on the way the Company manages its business. The Company’s hotels provide similar services, use similar processes to sell those services and sell those services to similar classes of customers. The amounts of long-lived assets and revenues outside the U.S. are not significant for any period presented.

Recently Issued Accounting Standards

Imputation of Interest—Simplifying the Presentation of Debt Issuance Costs—In April 2015, the FASB issued an accounting standards update which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. This update does not affect the current guidance on the recognition and measurement of debt issuance costs or the amortization of debt issuance costs as interest expense. This updated standard will be effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted, and shall be applied retrospectively. The Company expects to adopt this accounting standards update in the fourth quarter of 2015. As of September 30, 2015, the Company has approximately $35.8 million of debt issuance costs, net of accumulated amortization, excluding amounts related to assets held for sale (see Note 3), the ESH REIT Revolving Credit Facility and the Corporation Revolving Credit Facility (each as defined in Note 7), on its accompanying unaudited condensed consolidated balance sheet, which after adoption of this updated standard will be presented as a reduction to the amounts of their related debt liabilities.

Intangibles—Goodwill and Other—Internal-Use Software—In April 2015, the FASB issued an accounting standards update which clarifies the accounting for fees paid by a customer in a cloud computing arrangement. This update provides guidance to customers regarding whether a cloud computing arrangement includes the sale or license of software or, alternatively, the sale of a service. This updated standard will be effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company does not expect the adoption of this updated standard to have a material effect on its consolidated financial statements.

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

Contractual Revenue—In May 2014, the FASB issued an accounting standards update which amends existing revenue recognition accounting standards. This update is based on the principle that revenue is recognized when an entity transfers goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This updated standard also requires more detailed disclosure to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. The guidance permits the use of either a retrospective or cumulative effect transition method. This updated accounting standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company does not expect the adoption of this updated standard to have a material effect on its consolidated financial statements.

3. ASSETS HELD FOR SALE

On September 18, 2015, subsidiaries of the Company entered into a purchase and sale agreement to sell a portfolio of 53 hotel properties, 47 of which operate under the Crossland Economy Studios brand and six of which operate under the Extended Stay America brand, and certain intellectual property of Crossland Economy Studios for $285.0 million, subject to customary adjustments. At that time the buyer made a non-refundable deposit of $15.0 million to a third party escrow agent and on October 16, 2015, the buyer made an additional non-refundable deposit of $5.0 million. As of September 30, 2015, the Company classified these assets and their related liabilities as assets held for sale and liabilities related to assets held for sale, respectively, in the accompanying unaudited condensed consolidated balance sheet. The Company recorded no impairment charge with respect to this anticipated transaction and expects the transaction to close in the fourth quarter of 2015. Upon closing, the Company will no longer own, operate or manage these hotel properties, nor will the Company own certain intellectual property of Crossland Economy Studios. As discussed in Note 2, the results of operations of the assets under contract to be sold are not reported as discontinued operations.

Assets held for sale and liabilities related to assets held for sale related to this anticipated transaction consist of the following as of September 30, 2015 (in thousands):

Property and equipment:
Land and site improvements	$64,203
Building and improvements	92,137
Furniture, fixtures and equipment	20,749
Less: accumulated depreciation	(33,234)

Property and equipment - net	143,855
Intangible assets	567
Goodwill	2,102
Deferred financing costs - net	454

Assets held for sale	$146,978

Mortgage loan payable(1)	$86,115
Accounts payable and accrued liabilities	3,060

Liabilities related to assets held for sale	$89,175

(1)	As of September 30, 2015, approximately $86.1 million of ESH REIT’s 2012 Mortgage Loan (as defined in Note 7) relates to the assets subject to this purchase and sale agreement and is required to be repaid upon closing. Approximately $29.3 million, which has an interest rate of 2.9922% as of September 30, 2015, is scheduled to mature on December 1, 2015. If the sale does not close prior to December 1, 2015, ESH REIT has an option to extend the maturity date for two consecutive one-year periods, subject to certain conditions. The remaining approximately $56.8 million, which has a fixed interest rate of 3.4047%, is scheduled to mature on December 1, 2017.

4. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares of the Corporation’s unrestricted common stock outstanding. Diluted net income per share is computed by dividing net income available to common shareholders, as adjusted for potentially dilutive securities, by the weighted average number of shares of the Corporation’s unrestricted common stock outstanding plus other potentially dilutive securities. Dilutive securities include certain equity-based awards issued under long-term incentive plans (see Note 11).

The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Numerator:
Net income available to common shareholders - basic	$37,656	$43,875	$117,187	$97,901
Less amounts available to noncontrolling interests assuming conversion	(22)	(42)	(35)	(76)

Net income available to common shareholders - diluted	$37,634	$43,833	$117,152	$97,825

Denominator:
Weighted average number of common shares outstanding - basic	204,281	203,593	204,171	203,449
Dilutive securities	404	947	367	1,043

Weighted average number of common shares outstanding - diluted	204,685	204,540	204,538	204,492

Net income per common share - basic	$0.18	$0.22	$0.57	$0.48

Net income per share common - diluted	$0.18	$0.21	$0.57	$0.48

5. PROPERTY AND EQUIPMENT

Net investment in property and equipment as of September 30, 2015, excluding assets held for sale (see Note 3), and December 31, 2014, consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Hotel properties:
Land and site improvements	$1,293,334	$1,351,160
Building and improvements	2,833,045	2,894,021
Furniture, fixtures and equipment	499,677	443,149

Total hotel properties	4,626,056	4,688,330
Corporate furniture, fixtures and equipment	22,718	19,957
Undeveloped land parcel	1,675	1,675

Total cost	4,650,449	4,709,962

Less accumulated depreciation:
Hotel properties	(722,550)	(608,600)
Corporate furniture, fixtures and equipment	(15,748)	(13,914)

Total accumulated depreciation	(738,298)	(622,514)

Property and equipment - net	$3,912,151	$4,087,448

During the nine months ended September 30, 2015 and 2014, the Company, using Level 3 unobservable inputs, assessed property and equipment for potential impairment. The Company recognized an impairment charge of approximately $9.0 million for the three and nine months ended September 30, 2015, in the accompanying unaudited condensed consolidated statements of operations. No impairment charge was recognized during the nine months ended September 30, 2014. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of revenues, expenses and hotel related cash flows based on assumed long-term growth rates, demand trends, expected future capital expenditures and estimated discount rates. These assumptions are based on the Company’s historical data and experience, the Company’s budgets, industry projections and micro and macro general economic projections.

As of September 30, 2015, substantially all of the hotel properties (678 out of 682 hotel properties) are pledged as security for ESH REIT’s 2012 Mortgage Loan (as defined in Note 7).

6. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets and goodwill as of September 30, 2015, excluding assets held for sale (see Note 3), and December 31, 2014, consist of the following (dollars in thousands):

	September 30, 2015
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets:
Customer relationships	20 years	$26,800	$(6,675)	$20,125
Customer e-mail database	5 years	170	(169)	1

Total definite-lived intangible assets		26,970	(6,844)	20,126
Indefinite-lived intangible assets - trademarks		9,933	—	9,933

Total intangible assets		36,903	(6,844)	30,059
Goodwill		53,531	—	53,531

Total intangible assets and goodwill		$90,434	$(6,844)	$83,590

	December 31, 2014
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets:
Customer relationships	20 years	$26,800	$(5,670)	$21,130
Customer e-mail database	5 years	170	(144)	26

Total definite-lived intangible assets		26,970	(5,814)	21,156
Indefinite-lived intangible assets - trademarks		10,500	—	10,500

Total intangible assets		37,470	(5,814)	31,656
Goodwill		55,633	—	55,633

Total intangible assets and goodwill		$93,103	$(5,814)	$87,289

The remaining weighted-average amortization period for definite-lived intangible assets is approximately 15 years as of September 30, 2015. Estimated future amortization expense for intangible assets is as follows (in thousands):

Years Ending December 31,
Remainder of 2015	$336
2016	1,340
2017	1,340
2018	1,340
2019	1,340
Thereafter	14,430

Total	$20,126

7. DEBT

Summary - The Company’s outstanding debt as of September 30, 2015, excluding liabilities related to assets held for sale (see Note 3), and December 31, 2014, consists of the following (dollars in thousands):

			Outstanding Principal			Interest Rate
	Stated		September 30,	December 31,	Stated Interest	September 30,	December 31,
Loan	Amount		2015	2014	Rate	2015	2014	Maturity Date		Amortization
Mortgage loan
2012 Mortgage Loan - Component A	$350,000		$—	$348,049	LIBOR (1) + 2.7872%	N/A	2.2260%	12/1/2015		Interest only
2012 Mortgage Loan - Component B	350,000		111,157	350,000	3.4047%	3.4047%	3.4047%	12/1/2017		Interest only
2012 Mortgage Loan - Component C	1,820,000		1,820,000	1,820,000	4.0547%	4.0547%	4.0547%	12/1/2019		Interest only
Term loan facility
2014 Term Loan (2)	375,000		365,064	373,320	LIBOR(1)(3) + 4.25%	5.00%	5.00%	6/24/2019		Interest only	(4)
Senior notes
2025 Notes	500,000		500,000	—	5.25%	5.25%	N/A	5/1/2025		Interest only
Revolving credit facilities
ESH REIT Revolving Credit Facility	250,000	(6)	—	—	LIBOR(1) + 3.00%	N/A	N/A	11/18/2016	(5)	Interest only
Corporation Revolving Credit Facility	50,000		—	—	LIBOR(1) + 3.75%	N/A	N/A	11/18/2016	(5)	Interest only

Total			$2,796,221	$2,891,369

(1)	London Interbank Offering Rate.
(2)	As of September 30, 2015 and December 31, 2014, the 2014 Term Loan is presented net of an unaccreted discount of approximately $1.4 million and $1.7 million, respectively.
(3)	The 2014 Term Loan includes a LIBOR floor of 0.75%.
(4)	There is no scheduled amortization on the 2014 Term Loan; however, subject to certain exceptions, mandatory prepayments are required up to 50% of Excess Cash Flow based on ESH REIT’s Consolidated Leverage Ratio, each as defined. ESH REIT made a mandatory prepayment of approximately $8.5 million during the three months ended March 31, 2015. An additional mandatory prepayment may be required during the three months ending March 31, 2016 based on the calculation of Excess Cash Flow for the year ending December 31, 2015.
(5)	Each revolving credit facility is subject to a one-year extension option.
(6)	ESH REIT is able to request to increase the facility to an amount up to $350.0 million at any time, subject to certain conditions.

On May 15, 2015, using the proceeds from its 2025 Notes (as defined below), ESH REIT repaid $500.0 million of the outstanding balance under its 2012 Mortgage Loan (as defined below), which consisted of $318.0 million of Component A and $182.0 million of Component B. During the nine months ended September 30, 2015, ESH REIT incurred approximately $2.3 million of debt extinguishment costs in connection with the partial repayment of the 2012 Mortgage Loan, consisting of the write-off of unamortized deferred financing costs of approximately $1.7 million and other costs of approximately $0.6 million.

On June 23, 2014, using principally all of the net proceeds from its 2014 Term Loan (as defined below), ESH REIT repaid the remaining outstanding balance of $365.0 million of its 2012 Mezzanine Loans (as defined below). During the nine months ended September 30, 2014, ESH REIT incurred approximately $9.4 million of debt extinguishment costs in connection with the repayment of the 2012 Mezzanine Loans, consisting of the write-off of unamortized deferred financing costs of approximately $5.1 million and prepayment penalties and other costs of approximately $4.3 million.

Debt extinguishment costs are included as a component of net interest expense in the accompanying unaudited condensed consolidated statements of operations.

ESH REIT Mortgage Loan

On November 30, 2012, ESH REIT entered into a $2.52 billion mortgage loan comprised of three components (the “2012 Mortgage Loan”). On May 15, 2015, ESH REIT repaid $500.0 million of its 2012 Mortgage Loan using the proceeds from its 2025 Notes, which reduced the monthly required interest-only payments from approximately $7.9 million to approximately $6.8 million. Excluding liabilities related to assets held for sale of approximately $29.3 million of Component A of the 2012 Mortgage Loan and approximately $56.8 million of Component B of the 2012 Mortgage Loan (see Note 3), principal amounts, interest rates and maturities of components of the 2012 Mortgage Loan are included in the table above.

Substantially all of ESH REIT’s hotel properties serve as collateral for the 2012 Mortgage Loan. Under certain limited circumstances, losses related to the 2012 Mortgage Loan and costs incurred by the lenders are guaranteed by certain of the Corporation’s subsidiaries up to an aggregate liability of $252.0 million.

The occurrence of a Mortgage Loan Event of Default, a Debt Yield Trigger Event (a Debt Yield, as defined, of less than 9.0%), or a Guarantor Bankruptcy triggers a Cash Trap Event, each as defined. During the period of a Cash Trap Event, any excess cash flow, after all monthly requirements (including the payment of management fees and operating expenses) are fully funded, is held by the loan service agent as additional collateral for the 2012 Mortgage Loan. As of September 30, 2015, none of these events had occurred.

ESH REIT Term Loan Facility

On June 23, 2014, ESH REIT entered into a $375.0 million term loan facility (the “2014 Term Loan”). ESH REIT used principally all of the 2014 Term Loan net proceeds to repay the outstanding balance on its 2012 Mezzanine Loans of $365.0 million. Subject to certain conditions, the principal amount of the 2014 Term Loan may be increased from time to time up to an amount which would not cause the Consolidated Leverage Ratio, as defined, to exceed 5.25 to 1.0. The 2014 Term Loan matures on June 24, 2019 and bears interest at a rate equal to (i) LIBOR (subject to a floor of 0.75%) plus 4.25%, or (ii) a base rate (determined by reference to the highest of (1) the prime lending rate, (2) the overnight federal funds rate plus 0.5%, or (3) the one-month adjusted LIBOR rate (subject to a floor of 0.75%) plus 1.0%) plus 3.25%. There is no scheduled amortization on the 2014 Term Loan; however, subject to certain exceptions, mandatory prepayments are required up to 50% of Excess Cash Flow, based on ESH REIT’s Consolidated Leverage Ratio, each as defined. For the period from July 1, 2014 through December 31, 2014, ESH REIT’s Excess Cash Flow, as defined, totaled approximately $17.1 million, which required ESH REIT to make a mandatory prepayment of approximately $8.5 million during the three months ended March 31, 2015. An additional mandatory prepayment may be required during the three months ending March 31, 2016 based on the calculation of Excess Cash Flow for the year ending December 31, 2015.

As of September 30, 2015 and December 31, 2014, the outstanding balance on the 2014 Term Loan was approximately $365.1 million and $373.3 million, respectively, net of an unaccreted discount of approximately $1.4 million and $1.7 million, respectively.

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

During a Trigger Event, an Adjusted Trigger Event, a Default or an Event of Default, each as defined, ESH REIT is restricted from making cash distributions, subject to certain exceptions. As of September 30, 2015, none of these events had occurred.

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

In connection with the issuance of the 2025 Notes, ESH REIT incurred costs of approximately $11.5 million, inclusive of underwriter, credit rating agency and attorney fees and other costs. These issuance costs are included in deferred financing costs in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2015 and will be amortized to net interest expense over the term of the 2025 Notes.

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

The Indenture contains a number of customary covenants that, subject to certain exceptions, limit ESH REIT’s ability and the ability of certain of its subsidiaries to incur additional debt, create certain liens, pay dividends or distributions, make certain investments and other payments, enter into affiliate transactions, sell assets or merge, consolidate or transfer substantially all of their assets, among other things. ESH REIT was in compliance with all covenants set forth in the Indenture as of September 30, 2015.

Revolving Credit Facilities

ESH REIT Revolving Credit Facility—On November 18, 2013, ESH REIT entered into a $250.0 million revolving credit facility (the “ESH REIT Revolving Credit Facility”). Subject to the satisfaction of certain criteria, ESH REIT is able to request to increase the facility to an amount up to $350.0 million at any time. The facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same day notice, referred to as swingline loans, in an amount up to $20.0 million. ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the outstanding amount under the facility, and a fee of 3.125% on outstanding letters of credit due on the last day of each quarter. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (i) the prime lending rate, (ii) the overnight federal funds rate plus 0.5% or (iii) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.00% for base rate loans and 3.00% for LIBOR loans. There is no scheduled amortization under the facility and the facility matures on November 18, 2016, subject to a one-year extension option. As of September 30, 2015 and December 31, 2014, ESH REIT had no letters of credit outstanding under this facility, an outstanding balance drawn of $0 and borrowing capacity available of $250.0 million.

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

In order to avoid a Trigger Event or an Adjusted Trigger Event, the ESH REIT Revolving Credit Facility requires a Debt Yield and an Adjusted Debt Yield, each as defined, of at least 11.5%, and, to avoid an Event of Default, a Consolidated Leverage Ratio, as defined, of no more than 9.25 to 1.0 (with the requirement decreasing to no more than 9.0 to 1.0 over the remaining life of the facility) and a Debt Yield or Adjusted Debt Yield of at least 9.0%. The occurrence of a Trigger Event or an Adjusted Trigger Event requires ESH REIT to repay the outstanding facility balance and restricts its ability to draw additional proceeds. As of September 30, 2015, none of these events had occurred.

Corporation Revolving Credit Facility—On November 18, 2013, the Corporation entered into a revolving credit facility (the “Corporation Revolving Credit Facility”) of $75.0 million. On November 18, 2014, the borrowing availability under the facility decreased to $50.0 million. The facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same day notice, referred to as swingline loans, in an amount up to $20.0 million. The Corporation incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the outstanding amount under the facility, and a fee of 3.875% on outstanding letters of credit due on the last day of each quarter. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (i) the prime lending rate, (ii) the overnight federal funds rate plus 0.5% or (iii) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.75% for base rate loans and 3.75% for LIBOR loans. There is no scheduled amortization under the facility and the facility matures on November 18, 2016, subject to a one-year extension option. As of September 30, 2015 and December 31, 2014, the Corporation had one letter of credit outstanding under this facility of $3.6 million, an outstanding balance drawn of $0 and borrowing capacity available of $46.4 million.

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

In order to avoid a Trigger Event or an Adjusted Trigger Event, the Corporation Revolving Credit Facility requires a Debt Yield and an Adjusted Debt Yield, each as defined, of at least 12.0%, and, to avoid an Event of Default, a Consolidated Leverage Ratio, as defined, of no more than 9.0 to 1.0 (with the requirement decreasing to no more than 8.75 to 1.0 over the remaining life of the facility) and a Debt Yield or Adjusted Debt Yield of at least 9.0%. The occurrence of a Trigger Event or an Adjusted Trigger Event requires the Corporation to repay the outstanding facility balance and restricts its ability to make additional borrowings. As of September 30, 2015, none of these events had occurred.

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

Future Maturities of Debt—The future maturities of debt, excluding liabilities related to assets held for sale of approximately $86.1 million (see Note 3), as of September 30, 2015, are as follows (in thousands):

Years Ending December 31,
Remainder of 2015	$—
2016	—
2017	111,157
2018	—
2019	2,185,064	(1)
Thereafter	500,000

Total	$2,796,221

(1)	The 2014 Term Loan is presented net of an unaccreted discount of approximately $1.4 million. Subject to certain exceptions, mandatory prepayments are required up to 50% of Excess Cash Flow based on ESH REIT’s Consolidated Leverage Ratio, each as defined. ESH REIT made a mandatory prepayment of approximately $8.5 million during the three months ended March 31, 2015. An additional mandatory prepayment may be required during the three months ending March 31, 2016 based on the calculation of Excess Cash Flow for the year ending December 31, 2015.

Fair Value of Debt—As of September 30, 2015, including approximately $86.1 million in outstanding indebtedness classified as liabilities related to assets held for sale (see Note 3), and December 31, 2014, the estimated fair value of ESH REIT’s 2012 Mortgage Loan, 2014 Term Loan and 2025 Notes was approximately $2.9 billion. The estimated fair values of ESH REIT’s 2012 Mortgage Loan, 2014 Term Loan and 2025 Notes are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on ESH REIT’s 2012 Mortgage Loan, 2014 Term Loan and 2025 Notes (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available.

8. MANDATORILY REDEEMABLE PREFERRED STOCK

The Corporation has authorized 350.0 million shares of preferred stock, par value $0.01 per share, of which 21,202 shares of mandatorily redeemable voting preferred stock were issued and outstanding as of September 30, 2015 and December 31, 2014. Dividends on these preferred shares are payable quarterly in arrears at a rate of 8.0% per year. With respect to dividend, distribution and liquidation rights, the 8.0% voting preferred stock ranks senior to the Corporation’s common stock. Holders of the 8.0% voting preferred stock are generally entitled to one vote for each share and will vote together with the Corporation common stock as a single class on all matters that the Corporation’s common shareholders are entitled to vote upon. On or after November 15, 2018, a holder of the 8.0% voting preferred stock has the right to require the Corporation to redeem in cash the 8.0% voting preferred stock at $1,000 per share plus any accumulated but unpaid dividends. On November 15, 2020, the Corporation shall mandatorily redeem all of the 8.0% voting preferred stock at $1,000 per share plus any accumulated but unpaid dividends.

Due to the fact that the outstanding 8.0% voting preferred stock is mandatorily redeemable by the Corporation, it is classified as a liability on the accompanying unaudited condensed consolidated balance sheets. Dividends on these preferred shares are classified as net interest expense on the accompanying unaudited condensed consolidated statements of operations.

Fair Value of Mandatorily Redeemable Preferred Stock—As of September 30, 2015 and December 31, 2014, the estimated fair value of the 8.0% voting preferred stock was approximately $21.4 million and $21.2 million, respectively. The estimated fair value of the 8.0% voting preferred stock is determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads (Level 2 fair value measures).

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

In 2014, ESH REIT distributed more than 100% of its taxable income and therefore, incurred no federal income tax. In the future, ESH REIT intends to distribute approximately 95% of its taxable income, excluding net capital gains. Accordingly, ESH REIT is expected to be subject to income taxes on approximately 5% of its future taxable income. As a result, the Company has recorded deferred tax assets and liabilities to reflect the fact that an estimated 5% of ESH REIT’s future taxable income is expected to be subject to tax. As of September 30, 2015, the majority of the deferred tax assets on the accompanying unaudited condensed consolidated balance sheet relate to net operating loss carryforwards of ESH REIT that expire in 2032. As of December 31, 2014, the deferred tax assets are included in the net deferred tax liability balance on the accompanying unaudited condensed consolidated balance sheet.

The Company recorded a provision for federal, state and foreign income taxes of approximately $21.3 million for the three months ended September 30, 2015, an effective rate of approximately 26.8%, as compared with a provision of approximately $19.0 million for the three months ended September 30, 2014, an effective rate of approximately 24.0%. The Company recorded a provision for federal, state and foreign income taxes of approximately $48.1 million for the nine months ended September 30, 2015, an effective rate of approximately 24.2%, as compared with a provision of approximately $38.2 million for the nine months ended September 30, 2014, an effective rate of approximately 23.8%. The Company’s effective rate differs from the federal statutory rate of 35% primarily due to ESH REIT’s status as a REIT under the provisions of the Code. As previously discussed, approximately 55% of ESH REIT’s distributions are subject to corporate income tax.

The Company’s income tax returns for the years 2012 to present are subject to examination by the Internal Revenue Service and other taxing authorities.

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments—Rent expense on office and ground leases is recognized on a straight-line basis and was approximately $0.9 million and $0.8 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $2.5 million and $2.3 million for the nine months ended September 30, 2015 and 2014, respectively. Ground lease expense is included in hotel operating expenses and office lease expense is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Other Commitments—The Company has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of its properties is located. The cost related to this commitment was approximately $0.1 million for each of the three months ended September 30, 2015 and 2014, and approximately $0.2 million for each of the nine months ended September 30, 2015 and 2014, and is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.

Letters of Credit—As of September 30, 2015, the Company had one outstanding letter of credit, issued by the Corporation, for $3.6 million, which is collateralized by the Corporation Revolving Credit Facility.

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

11. EQUITY-BASED COMPENSATION

The Corporation and ESH REIT each maintain a long-term incentive plan (“LTIP”), as amended and approved by their shareholders. Under the LTIPs, the Corporation and ESH REIT may issue to eligible employees or directors restricted stock (i.e., Paired Share) awards, restricted stock units or other equity-based awards with service, performance or market vesting conditions. The aggregate number of Paired Shares that may be issued under the LTIPs shall not exceed 8.0 million, of which no more than 4.0 million may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIP has a share reserve of an equivalent number of shares of Corporation common stock and Class B common stock of ESH REIT, respectively. As of September 30, 2015, 6,424,148 Paired Shares were available for future issuance under the LTIPs.

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

Total recognized equity-based compensation was approximately $3.0 million and $2.3 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $7.9 million and $7.2 million for the nine months ended September 30, 2015 and 2014, respectively, and is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

As of September 30, 2015, there was approximately $15.2 million of unrecognized compensation cost related to outstanding equity-based awards, which is expected to be recognized subsequent to September 30, 2015 over a weighted-average period of approximately 2.0 years. Total unrecognized compensation cost will be adjusted for actual forfeitures.

Restricted stock award and restricted stock unit (collectively, “RSA/RSU”) activity during the nine months ended September 30, 2015, was as follows:

		Weighted-
		Average
	Number of	Grant-Date
	RSAs/RSUs	Fair Value
	(in thousands)	per RSA/RSU
Outstanding RSAs/RSUs - January 1, 2015	1,071	$16.43
RSAs/RSUs granted in 2015	1,038	$12.44
RSAs/RSUs settled in 2015	(436)	$14.37
RSAs/RSUs forfeited in 2015	(42)	$16.07

Outstanding RSAs/RSUs - September 30, 2015	1,631	$14.45

Vested RSAs/RSUs - September 30, 2015	118	$23.94
Nonvested RSAs/RSUs - September 30, 2015	1,513	$13.71

Service-Based Awards

The Corporation granted 454,048 service-based awards during the nine months ended September 30, 2015 with a weighted-average grant-date fair value per award of $18.91. ESH REIT granted 7,552 service-based awards during the nine months ended September 30, 2015 with a grant-date fair value per award of $19.74. The grant-date fair value of awards with service vesting conditions is based on the closing price of a Paired Share on the date of grant. Service-based awards vest over a period of two to four years, subject to the grantee’s continued employment or service.

Performance-Based Awards

The Corporation granted 19,126 awards with performance vesting conditions during the nine months ended September 30, 2015 with a grant-date fair value per award of $19.07 to certain executive officers. The grant-date fair value of awards with performance vesting conditions is based on the closing price of a Paired Share on the date of grant, adjusted to reflect the probability of the achievement of performance targets defined in the award agreements. These awards vest over a one-year period, subject to the grantee’s continued employment, with the ability to earn a range of 0% to 200% of the awarded number of Paired Shares based on linear interpolation of the achievement of the performance targets defined in the award agreements. As of September 30, 2015, the Corporation expects that the awards with performance vesting conditions will be satisfied at their target level.

During the nine months ended September 30, 2015, the Corporation granted 57,388 and 500,000 awards with market vesting conditions with a grant-date fair value per award of $20.76 and $5.24, respectively, to certain executive officers. The grant-date fair value of awards with market vesting conditions is based on a valuation, typically performed by a third party, which uses a Monte Carlo simulation model that includes assumptions related to the future performance of a Paired Share or the future performance of a Paired Share versus shares of other publicly traded lodging companies identified in the award agreements. Those assumptions include expected volatility, risk-free interest rates and dividend reinvestment. These awards vest over a three-year period, subject to the grantee’s continued employment, with the ability to earn a range of 0% to 150% of the awarded number of Paired Shares based on linear interpolation of the shareholder return of a Paired Share or the shareholder return of a Paired Share versus the shareholder return of other publicly traded lodging companies identified in the award agreements.

12. DEFINED CONTRIBUTION BENEFIT PLAN

ESA Management has a savings plan that qualifies under Section 401(k) of the Code for all employees meeting the eligibility requirements of the plan. The plan has an employer-matching contribution of 50% of the first 6% of an employee’s contribution, which vests over an employee’s initial five-year service period. The plan also provides for contributions up to 100% of eligible employee pretax salary, subject to the Code’s annual deferral limit of $18,000 and $17,500 during 2015 and 2014, respectively. Employer contributions, net of forfeitures, totaled approximately $0.6 million and $0.5 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $1.4 million and $1.3 million for the nine months ended September 30, 2015 and 2014, respectively.

13. SUBSEQUENT EVENTS

On October 27, 2015, the Board of Directors of the Corporation declared a cash distribution of $0.02 per share for the third quarter of 2015 on its common stock. The distribution is payable on November 24, 2015 to shareholders of record as of November 10, 2015. Also on October 27, 2015, the Board of Directors of ESH REIT declared a cash distribution of $0.15 per share for the third quarter of 2015 on its Class A and Class B common stock. This distribution is also payable on November 24, 2015 to shareholders of record as of November 10, 2015.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $720,430 and $606,960	$3,912,678	$4,079,648
RESTRICTED CASH	168,604	49,999
CASH AND CASH EQUIVALENTS	33,447	33,816
RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC.	21,806	1,984
DEFERRED RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC.	38,459	30,883
GOODWILL	52,245	54,297
DEFERRED FINANCING COSTS - Net of accumulated amortization of $19,519 and $21,273	37,612	35,033
DEFERRED TAX ASSETS	4,618	3,206
OTHER ASSETS	14,163	10,844
DUE FROM EXTENDED STAY AMERICA, INC.	—	1,238
ASSETS HELD FOR SALE	150,567	—

TOTAL ASSETS	$4,434,199	$4,300,948

LIABILITIES AND EQUITY
LIABILITIES:
Mortgage loan payable	$1,931,157	$2,518,049
Term loan facility payable - Net of unaccreted discount of $1,399 and $1,680	365,064	373,320
Senior notes payable	500,000	—
Unearned rental revenues from Extended Stay America, Inc.	145,927	28,109
Due to Extended Stay America, Inc.	121,747	—
Accounts payable and accrued liabilities	72,478	49,437
Deferred tax liabilities	1,513	—
Liabilities related to assets held for sale	96,999	—

Total liabilities	3,234,885	2,968,915

COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Common stock - Class A: $0.01 par value, 4,300,000,000 shares authorized, 250,493,583 and 250,303,494 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively; Class B: $0.01 par value, 7,800,000,000 shares authorized, 204,593,912 and 204,517,265 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	4,554	4,551
Preferred stock - no par value, $1,000 liquidation value, 125 shares authorized, issued and outstanding as of September 30, 2015 and December 31, 2014	73	73
Additional paid in capital	1,168,517	1,182,611
Retained earnings	38,311	150,652
Accumulated other comprehensive loss	(12,141)	(5,854)

Total equity	1,199,314	1,332,033

TOTAL LIABILITIES AND EQUITY	$4,434,199	$4,300,948

See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES: Rental revenues from Extended Stay America, Inc.	$156,841	$139,605	$403,632	$386,851
OPERATING EXPENSES:
Hotel operating expenses	20,109	23,452	65,465	71,136
General and administrative expenses	3,892	3,304	12,251	12,831
Depreciation and amortization	51,043	46,176	148,365	136,258
Gain on sale of hotel properties	—	(864)	—	(864)

Total operating expenses	75,044	72,068	226,081	219,361
OTHER INCOME	—	—	37	263

INCOME FROM OPERATIONS	81,797	67,537	177,588	167,753
OTHER NON-OPERATING EXPENSE	1,209	1,069	2,275	2,719
INTEREST EXPENSE, NET	34,394	31,986	99,679	111,416

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	46,194	34,482	75,634	53,618
INCOME TAX EXPENSE (BENEFIT)	424	(1,858)	630	(1,303)

NET INCOME	$45,770	$36,340	$75,004	$54,921

NET INCOME PER COMMON SHARE:
Class A - Basic	$0.10	$0.08	$0.16	$0.12

Class A - Diluted	$0.10	$0.08	$0.16	$0.12

Class B - Basic	$0.10	$0.08	$0.17	$0.12

Class B - Diluted	$0.10	$0.08	$0.16	$0.12

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Class A - Basic	250,494	250,303	250,437	250,299

Class A - Diluted	250,494	250,303	250,437	250,299

Class B - Basic	204,281	203,593	204,171	203,449

Class B - Diluted	204,685	204,540	204,538	204,492

CASH DISTRIBUTIONS PER COMMON SHARE:
Class A	$0.15	$0.15	$0.45	$0.38

Class B	$0.15	$0.15	$0.45	$0.38

See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
NET INCOME	$45,770	$36,340	$75,004	$54,921
FOREIGN CURRENCY TRANSLATION LOSS, NET OF TAX	(3,562)	(2,049)	(6,287)	(407)

COMPREHENSIVE INCOME	$42,208	$34,291	$68,717	$54,514

See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(In thousands, except preferred stock shares)

(Unaudited)

							Retained	Accumulated
	Common Stock			Preferred Stock			Earnings	Other
	Class A	Class B				Additional	(Accumulated	Comprehensive	Total
	Shares	Shares	Amount	Shares	Amount	Paid in Capital	Deficit)	Loss	Equity
BALANCE - January 1, 2014	250,296	204,788	$4,551	125	$73	$1,336,154	$(9,617)	$(3,660)	$1,327,501
Net income	—	—	—	—	—	—	54,921	—	54,921
Foreign currency translation loss	—	—	—	—	—	—	—	(407)	(407)
Issuance of common stock	7	—	—	—	—	138	—	—	138
Common distributions	—	—	—	—	—	(154,564)	(18,494)	—	(173,058)
Preferred distributions	—	—	—	—	—	—	(8)	—	(8)
Equity-based compensation	—	(161)	—	—	—	514	(4)	—	510

BALANCE - September 30, 2014	250,303	204,627	$4,551	125	$73	$1,182,242	$26,798	$(4,067)	$1,209,597

								Accumulated
	Common Stock			Preferred Stock				Other
	Class A	Class B				Additional	Retained	Comprehensive	Total
	Shares	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Loss	Equity
BALANCE - January 1, 2015	250,303	204,517	$4,551	125	$73	$1,182,611	$150,652	$(5,854)	$1,332,033
Net income	—	—	—	—	—	—	75,004	—	75,004
Foreign currency translation loss, net of tax	—	—	—	—	—	—	—	(6,287)	(6,287)
Issuance of common stock	191	97	3	—	—	3,205	—	—	3,208
Common distributions	—	—	—	—	—	(17,698)	(187,333)	—	(205,031)
Preferred distributions	—	—	—	—	—	—	(12)	—	(12)
Equity-based compensation	—	(20)	—	—	—	399	—	—	399

BALANCE - September 30, 2015	250,494	204,594	$4,554	125	$73	$1,168,517	$38,311	$(12,141)	$1,199,314

See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$75,004	$54,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	148,365	136,258
Foreign currency transaction loss	2,275	2,719
Amortization and write-off of deferred financing costs and accretion of debt discount	8,724	14,138
Amortization of above-market ground leases	(102)	(101)
Loss on disposal of property and equipment	3,233	2,784
Gain on sale of hotel properties	—	(864)
Equity-based compensation	399	510
Deferred income tax expense	101	1,225
Deferred rents receivable from Extended Stay America, Inc.	(9,808)	(20,467)
Changes in assets and liabilities:
Due to/from Extended Stay America, Inc., net	9,933	28,886
Other assets	(7,544)	(10,255)
Unearned rental revenues/rents receivable from Extended Stay America, Inc., net	105,327	60,886
Accounts payable and accrued liabilities	25,190	12,992

Net cash provided by operating activities	361,097	283,632

INVESTING ACTIVITIES:
Purchases of property and equipment	(137,288)	(119,910)
Proceeds from asset dispositions, net	852	3,223
Increase in restricted cash	(118,605)	(112,518)
Proceeds from insurance recoveries	3,711	7,272

Net cash used in investing activities	(251,330)	(221,933)

FINANCING ACTIVITIES:
Principal payments on mortgage loan	(500,777)	(1,794)
Proceeds from term loan facility, net of discount	—	373,125
Principal payments on term loan facility	(8,537)	—
Proceeds from senior notes	500,000	—
Proceeds from revolving credit facility	65,000	143,000
Payments on revolving credit facility	(65,000)	(163,000)
Principal payments on mezzanine loans	—	(365,000)
Payments of deferred financing costs	(11,476)	(5,222)
Net proceeds from Extended Stay America, Inc.	113,194	114,402
Issuance of common stock	2,414	138
Common distributions	(204,938)	(172,866)
Preferred distributions	(16)	(8)

Net cash used in financing activities	(110,136)	(77,225)

CHANGES IN CASH AND CASH EQUIVALENTS DUE TO CHANGES IN FOREIGN CURRENCY EXCHANGE RATES	—	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(369)	(15,526)
CASH AND CASH EQUIVALENTS - Beginning of period	33,816	18,597

CASH AND CASH EQUIVALENTS - End of period	$33,447	$3,071

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties	$74,043	$85,570

Cash payments for income taxes - Net of refunds of $37 and $124	$1,040	$827

NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in due to/from Extended Stay America, Inc. and accounts payable and accrued liabilities	$15,946	$13,523

Common distributions included in accounts payable and accrued liabilities	$458	$200

See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014, AND FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2015 AND 2014

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

On June 5, 2015, the Corporation and ESH REIT filed an automatic shelf registration statement with the U.S. Securities and Exchange Commission (“SEC”) pursuant to which, from time to time, (i) the Corporation and ESH REIT may offer and sell an unlimited number of Paired Shares and (ii) certain selling stockholders (the “Selling Shareholders”) may offer and sell up to 142,960,388 Paired Shares. The Selling Shareholders consist solely of entities affiliated with the Sponsors (as defined below) and do not include officers or directors of the Corporation or ESH REIT. As of September 30, 2015, the Corporation, ESH REIT and the Selling Shareholders have not sold any securities registered pursuant to the automatic shelf registration statement. The Corporation and ESH REIT incurred professional fees in connection with the registration of the Paired Shares. For the nine months ended September 30, 2015, total costs incurred and expensed by ESH REIT were approximately $0.4 million.

As of September 30, 2015 and December 31, 2014, ESH REIT owned 679 hotel properties in 44 U.S. states, consisting of 75,500 rooms, and three hotels in Canada consisting of 500 rooms. The hotels are operated by subsidiaries of the Corporation (the “Operating Lessees”) pursuant to leases between ESH REIT and the Operating Lessees. The hotels are managed by ESA Management LLC (“ESA Management”), a subsidiary of the Corporation, pursuant to management agreements between ESA Management and the Operating Lessees and a services agreement between ESA Management and ESH REIT. The majority of hotels are operated under the core brand Extended Stay America. Three Canadian hotels operate under the brand Extended Stay Canada and 47 hotels operate under the brand Crossland Economy Studios. The brands are owned by ESH Hospitality Strategies LLC (“ESH Strategies”), also a subsidiary of the Corporation, which licenses the brands to the Operating Lessees.

On September 18, 2015, subsidiaries of ESH REIT, together with a subsidiary of the Corporation, entered into a purchase and sale agreement to sell a portfolio of 53 of ESH REIT’s hotel properties, 47 of which operate under the Crossland Economy Studios brand and six of which operate under the Extended Stay America brand, and certain of the Corporation’s intellectual property of Crossland Economy Studios for $285.0 million, of which $273.0 million relates to ESH REIT, subject to customary adjustments. The transaction is expected to close in the fourth quarter of 2015. Upon closing, the existing operating lease will be amended to carve out assets that ESH REIT no longer owns. As of September 30, 2015, ESH REIT classified its portion of the contracted assets and their related liabilities as assets held for sale and liabilities related to assets held for sale, respectively, in the accompanying unaudited condensed consolidated balance sheet (see Note 3).

As of September 30, 2015 and December 31, 2014, the public owned approximately 29.6% and 28.9%, respectively, of the outstanding Paired Shares, while Centerbridge Partners, L.P., Paulson & Co. Inc. and the Blackstone Group, L.P. and their affiliates (collectively, the “Sponsors”) and senior management, including certain directors, owned approximately 70.4% and 71.1%, respectively, of the outstanding Paired Shares.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly ESH REIT’s financial position as of September 30, 2015, the results of ESH REIT’s operations and comprehensive income for the three and nine months ended September 30, 2015 and 2014 and changes in equity and cash flows for the nine months ended September 30, 2015 and 2014. Interim results are not necessarily indicative of full year performance because of the impact of accounting for contingent rental payments under contractual lease arrangements.

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

To the extent that a group of hotel properties is impaired, the excess carrying amount of the group of hotel properties over its estimated fair value is charged to operating earnings. Fair value is determined based upon the discounted cash flows of a group of hotel properties, quoted market prices or independent appraisals, as considered necessary. No impairment charge was recognized during the nine months ended September 30, 2015 or 2014 (see Note 5). The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, then an impairment charge to reduce the carrying value of a group of hotel properties could occur in a future period in which conditions change.

Assets Held For Sale—ESH REIT classifies assets as held for sale when management commits to a formal plan to sell the assets, actively seeks a buyer for the assets and the consummation of a sale is considered probable and is expected within one year. ESH REIT considers the consummation of a sale probable once a purchase and sale agreement has been executed, the buyer has a significant non-refundable deposit at risk and no significant financing contingencies exist. Upon designating an asset as held for sale, ESH REIT stops recognizing depreciation expense and records the asset at the lower of its carrying value, which includes allocable goodwill, or its estimated fair value, less estimated costs to sell. Any such adjustment in the carrying value is recognized as an impairment charge. As of September 30, 2015, ESH REIT classified certain assets and their related liabilities as assets held for sale and liabilities related to assets held for sale, respectively, in the accompanying unaudited condensed consolidated balance sheet (see Note 3).

Discontinued Operations—Effective January 1, 2014, ESH REIT early adopted Accounting Standards Update No. 2014-08 issued by the Financial Accounting Standards Board (“FASB”) which addresses the classification and reporting of discontinued operations. This update defines discontinued operations as a component of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This guidance generally results in reporting discontinued operations less frequently than under the previous accounting standard. For example, the sale of the two hotels in July 2014 was not reported as discontinued operations as it did not represent a strategic shift that had a major effect on ESH REIT’s operations or financial results, nor is the anticipated sale of the portfolio of 53 hotel properties, for which the assets and related liabilities are classified as held for sale as of September 30, 2015, reported as discontinued operations as it does not represent a strategic shift that will have a major effect on ESH REIT’S operations or financial results after it closes (see Note 3).

Revenue Recognition—ESH REIT’s sole source of revenues is rental revenues derived from leases with the Operating Lessees. ESH REIT records rental revenues on a straight-line basis as they are earned during the lease terms. Rents receivable from Extended Stay America, Inc. on the accompanying unaudited condensed consolidated balance sheets represent monthly rental amounts contractually due from the Operating Lessees. Deferred rents receivable from Extended Stay America, Inc. on the accompanying unaudited condensed consolidated balance sheets represent the cumulative difference between straight-line rental revenues recognized and rental revenues contractually due. As of September 30, 2015, approximately $38.5 million, excluding approximately $2.2 million classified as assets held for sale (see Note 3), is expected to be received in cash by October 2018.

Lease rental payments received prior to ESH REIT rendering services are included in unearned rental revenues from Extended Stay America, Inc. on the accompanying unaudited condensed consolidated balance sheets. Contingent rental revenues, specifically percentage rental revenues related to hotel revenues of the Operating Lessees, are recognized when such amounts become fixed and determinable (i.e., percentage rental revenue thresholds have been achieved).

Segments—ESH REIT’s business represents a single operating segment based on the way ESH REIT manages its business. ESH REIT leases its hotels to similar classes of customers, each a subsidiary of the Corporation. The amounts of long-lived assets and revenues outside the U.S. are not significant for any period presented.

Recently Issued Accounting Standards

Imputation of Interest—Simplifying the Presentation of Debt Issuance Costs—In April 2015, the FASB issued an accounting standards update which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. This update does not affect the current guidance on the recognition and measurement of debt issuance costs or the amortization of debt issuance costs as interest expense. This updated standard will be effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted, and shall be applied retrospectively. ESH REIT expects to adopt this accounting standards update in the fourth quarter of 2015. As of September 30, 2015, ESH REIT has approximately $35.8 million of debt issuance costs, net of accumulated amortization, excluding amounts related to assets held for sale (see Note 3) and the ESH REIT Revolving Credit Facility (as defined in Note 6), on its accompanying unaudited condensed consolidated balance sheet, which after adoption of this updated standard will be presented as a reduction to the amounts of their related debt liabilities.

Intangibles—Goodwill and Other—Internal-Use Software—In April 2015, the FASB issued an accounting standards update which clarifies the accounting for fees paid by a customer in a cloud computing arrangement. This update provides guidance to customers regarding whether a cloud computing arrangement includes the sale or license of software or, alternatively, the sale of a service. This updated standard will be effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted, and may be applied either prospectively or retrospectively. ESH REIT does not expect the adoption of this updated standard to have a material effect on its consolidated financial statements.

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

3. ASSETS HELD FOR SALE

On September 18, 2015, subsidiaries of ESH REIT, together with a subsidiary of the Corporation, entered into a purchase and sale agreement to sell a portfolio of 53 of ESH REIT’s hotel properties and certain of the Corporation’s intellectual property of Crossland Economy Studios for $285.0 million, of which $273.0 million relates to ESH REIT, subject to customary adjustments. At that time the buyer made a non-refundable deposit of $15.0 million to a third party escrow agent and on October 16, 2015, the buyer made an additional non-refundable deposit of $5.0 million. As of September 30, 2015, ESH REIT classified its portion of the contracted assets and their related liabilities as assets held for sale and liabilities related to assets held for sale, respectively, in the accompanying unaudited condensed consolidated balance sheet. ESH REIT recorded no impairment charge with respect to this anticipated transaction and expects the transaction to close in the fourth quarter of 2015. Upon closing, the existing lease will be amended to reflect the fact that ESH REIT no longer owns these 53 hotel properties. As discussed in Note 2, the results of operations of the assets under contract to be sold are not reported as discontinued operations.

ESH REIT’s assets held for sale and liabilities related to assets held for sale consist of the following as of September 30, 2015 (in thousands):

Property and equipment:
Land and site improvements	$64,903
Building and improvements	92,137
Furniture, fixtures and equipment	20,749
Less: accumulated depreciation	(33,234)

Property and equipment - net	144,555
Rents receivable from Extended Stay America, Inc.	1,275
Deferred rents receivable from Extended Stay America, Inc.	2,231
Goodwill	2,052
Deferred financing costs - net	454

Assets held for sale	$150,567

Mortgage loan payable (1)	$86,115
Unearned rental revenues from Extended Stay America, Inc.	8,607
Accounts payable and accrued liabilities	2,277

Liabilities related to assets held for sale	$96,999

(1)	As of September 30, 2015, approximately $86.1 million of ESH REIT’s 2012 Mortgage Loan (as defined in Note 6) relates to the assets subject to this purchase and sale agreement and is required to be repaid upon closing. Approximately $29.3 million, which has an interest rate of 2.9922% as of September 30, 2015, is scheduled to mature on December 1, 2015. If the sale does not close prior to December 1, 2015, ESH REIT has an option to extend the maturity date for two consecutive one-year periods, subject to certain conditions. The remaining approximately $56.8 million, which has a fixed interest rate of 3.4047%, is scheduled to mature on December 1, 2017.

4. NET INCOME PER SHARE

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

The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Numerator:
Net income	$45,770	$36,340	$75,004	$54,921
Less preferred dividends	(4)	—	(12)	—

Net income available to common shareholders	$45,766	$36,340	$74,992	$54,921

Class A:
Net income available to common shareholders - basic	$25,201	$20,034	$41,301	$30,284
Less amounts available to Class B shareholders assuming conversion	(22)	(42)	(35)	(76)

Net income available to common shareholders - diluted	$25,179	$19,992	$41,266	$30,208

Class B:
Net income available to common shareholders - basic	$20,565	$16,306	$33,691	$24,637
Amounts available to Class B shareholders assuming conversion	22	42	35	76

Net income available to common shareholders - diluted	$20,587	$16,348	$33,726	$24,713

Denominator:
Class A:
Weighted average number of common shares outstanding - basic and diluted	250,494	250,303	250,437	250,299

Class B:
Weighted average number of common shares outstanding - basic	204,281	203,593	204,171	203,449
Dilutive securities	404	947	367	1,043

Weighted average number of common shares outstanding - diluted	204,685	204,540	204,538	204,492

Net income per common share - Class A - basic	$0.10	$0.08	$0.16	$0.12

Net income per common share - Class A - diluted	$0.10	$0.08	$0.16	$0.12

Net income per common share - Class B - basic	$0.10	$0.08	$0.17	$0.12

Net income per common share - Class B - diluted	$0.10	$0.08	$0.16	$0.12

5. PROPERTY AND EQUIPMENT

Net investment in property and equipment as of September 30, 2015, excluding assets held for sale (see Note 3), and December 31, 2014, consists of the following (in thousands):

	September 30,	December 31,
	2015	2014
Hotel properties:
Land and site improvements	$1,294,108	$1,352,621
Building and improvements	2,842,758	2,894,730
Furniture, fixtures and equipment	494,567	437,582

Total hotel properties	4,631,433	4,684,933
Undeveloped land parcel	1,675	1,675

Total cost	4,633,108	4,686,608

Less accumulated depreciation	(720,430)	(606,960)

Property and equipment - net	$3,912,678	$4,079,648

During the nine months ended September 30, 2015 and 2014, ESH REIT, using Level 3 unobservable inputs, assessed property and equipment for potential impairment. No impairment charge was recognized during the nine months ended September 30, 2015 or 2014. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of rental revenues, hotel expenditures and related cash flows based on assumed long-term growth rates, demand trends, expected future capital expenditures and estimated discount rates. These assumptions are based on ESH REIT’s historical data and experience, existing contractual agreements, ESH REIT’s budgets, industry projections and micro and macro general economic projections.

As of September 30, 2015, substantially all of the hotel properties (678 out of 682 hotel properties) are pledged as security for ESH REIT’s 2012 Mortgage Loan (as defined in Note 6).

6. DEBT

Summary—ESH REIT’s outstanding debt as of September 30, 2015, excluding liabilities related to assets held for sale (see Note 3), and December 31, 2014, consists of the following (dollars in thousands):

			Outstanding Principal			Interest Rate
Loan	Stated Amount		September 30, 2015	December 31, 2014	Stated Interest Rate	September 30, 2015	December 31, 2014	Maturity Date		Amortization
Mortgage loan
2012 Mortgage Loan - Component A	$350,000		$—	$348,049	LIBOR(1) + 2.7872%	N/A	2.2260%	12/1/2015		Interest only
2012 Mortgage Loan - Component B	350,000		111,157	350,000	3.4047%	3.4047%	3.4047%	12/1/2017		Interest only
2012 Mortgage Loan - Component C	1,820,000		1,820,000	1,820,000	4.0547%	4.0547%	4.0547%	12/1/2019		Interest only
Term loan facility
2014 Term Loan(2)	375,000		365,064	373,320	LIBOR(1)(3) + 4.25%	5.00%	5.00%	6/24/2019		Interest only	(4)
Senior notes
2025 Notes	500,000		500,000	—	5.25%	5.25%	N/A	5/1/2025		Interest only
Revolving credit facility
ESH REIT Revolving Credit Facility	250,000	(6)	—	—	LIBOR(1) + 3.00%	N/A	N/A	11/18/2016	(5)	Interest only

Total			$2,796,221	$2,891,369

(1)	London Interbank Offering Rate.
(2)	As of September 30, 2015 and December 31, 2014, the 2014 Term Loan is presented net of an unaccreted discount of approximately $1.4 million and $1.7 million, respectively.
(3)	The 2014 Term Loan includes a LIBOR floor of 0.75%.
(4)	There is no scheduled amortization on the 2014 Term Loan; however, subject to certain exceptions, mandatory prepayments are required up to 50% of Excess Cash Flow based on ESH REIT’s Consolidated Leverage Ratio, each as defined. ESH REIT made a mandatory prepayment of approximately $8.5 million during the three months ended March 31, 2015. An additional mandatory prepayment may be required during the three months ending March 31, 2016 based on the calculation of Excess Cash Flow for the year ending December 31, 2015.
(5)	The ESH REIT revolving credit facility is subject to a one-year extension option.
(6)	ESH REIT is able to request to increase the facility to an amount up to $350.0 million at any time, subject to certain conditions.

On May 15, 2015, using the proceeds from its 2025 Notes (as defined below), ESH REIT repaid $500.0 million of the outstanding balance under its 2012 Mortgage Loan (as defined below), which consisted of $318.0 million of Component A and $182.0 million of Component B. During the nine months ended September 30, 2015, ESH REIT incurred approximately $2.3 million of debt extinguishment costs in connection with the partial repayment of the 2012 Mortgage Loan, consisting of the write-off of unamortized deferred financing costs of approximately $1.7 million and other costs of approximately $0.6 million.

On June 23, 2014, using principally all of the net proceeds from its 2014 Term Loan (as defined below), ESH REIT repaid the remaining outstanding balance of $365.0 million of its 2012 Mezzanine Loans (as defined below). During the nine months ended September 30, 2014, ESH REIT incurred approximately $9.4 million of debt extinguishment costs in connection with the repayment of the 2012 Mezzanine Loans, consisting of the write-off of unamortized deferred financing costs of approximately $5.1 million and prepayment penalties and other costs of approximately $4.3 million.

Debt extinguishment costs are included as a component of net interest expense in the accompanying unaudited condensed consolidated statements of operations.

ESH REIT Mortgage Loan

On November 30, 2012, ESH REIT entered into a $2.52 billion mortgage loan comprised of three components (the “2012 Mortgage Loan”). On May 15, 2015, ESH REIT repaid $500.0 million of its 2012 Mortgage Loan using the proceeds from its 2025 Notes, which reduced the monthly required interest-only payments from approximately $7.9 million to approximately $6.8 million. Excluding liabilities related to assets held for sale of approximately $29.3 million of Component A of the 2012 Mortgage Loan and approximately $56.8 million of Component B of the 2012 Mortgage Loan (see Note 3), principal amounts, interest rates and maturities of components of the 2012 Mortgage Loan are included in the table above.

Substantially all of ESH REIT’s hotel properties serve as collateral for the 2012 Mortgage Loan. Under certain limited circumstances, losses related to the 2012 Mortgage Loan and costs incurred by the lenders are guaranteed by certain of the Corporation’s subsidiaries up to an aggregate liability of $252.0 million.

The occurrence of a Mortgage Loan Event of Default, a Debt Yield Trigger Event (a Debt Yield, as defined, of less than 9.0%), or a Guarantor Bankruptcy triggers a Cash Trap Event, each as defined. During the period of a Cash Trap Event, any excess cash flow, after all monthly requirements (including the payment of management fees and operating expenses) are fully funded, is held by the loan service agent as additional collateral for the 2012 Mortgage Loan. As of September 30, 2015, none of these events had occurred.

ESH REIT Term Loan Facility

On June 23, 2014, ESH REIT entered into a $375.0 million term loan facility (the “2014 Term Loan”). ESH REIT used principally all of the 2014 Term Loan net proceeds to repay the outstanding balance on its 2012 Mezzanine Loans of $365.0 million. Subject to certain conditions, the principal amount of the 2014 Term Loan may be increased from time to time up to an amount which would not cause the Consolidated Leverage Ratio, as defined, to exceed 5.25 to 1.0. The 2014 Term Loan matures on June 24, 2019 and bears interest at a rate equal to (i) LIBOR (subject to a floor of 0.75%) plus 4.25%, or (ii) a base rate (determined by reference to the highest of (1) the prime lending rate, (2) the overnight federal funds rate plus 0.5%, or (3) the one-month adjusted LIBOR rate (subject to a floor of 0.75%) plus 1.0%) plus 3.25%. There is no scheduled amortization on the 2014 Term Loan; however, subject to certain exceptions, mandatory prepayments are required up to 50% of Excess Cash Flow, based on ESH REIT’s Consolidated Leverage Ratio, each as defined. For the period from July 1, 2014 through December 31, 2014, ESH REIT’s Excess Cash Flow, as defined, totaled approximately $17.1 million, which required ESH REIT to make a mandatory prepayment of approximately $8.5 million during the three months ended March 31, 2015. An additional mandatory prepayment may be required during the three months ending March 31, 2016 based on the calculation of Excess Cash Flow for the year ending December 31, 2015.

As of September 30, 2015 and December 31, 2014, the outstanding balance on the 2014 Term Loan was approximately $365.1 million and $373.3 million, respectively, net of an unaccreted discount of approximately $1.4 million and $1.7 million, respectively.

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

During a Trigger Event, an Adjusted Trigger Event, a Default or an Event of Default, each as defined, ESH REIT is restricted from making cash distributions, subject to certain exceptions. As of September 30, 2015, none of these events had occurred.

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

In connection with the issuance of the 2025 Notes, ESH REIT incurred costs of approximately $11.5 million, inclusive of underwriter, credit rating agency and attorney fees and other costs. These issuance costs are included in deferred financing costs in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2015 and will be amortized to net interest expense over the term of the 2025 Notes.

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

The Indenture contains a number of customary covenants that, subject to certain exceptions, limit ESH REIT’s ability and the ability of certain of its subsidiaries to incur additional debt, create certain liens, pay dividends or distributions, make certain investments and other payments, enter into affiliate transactions, sell assets or merge, consolidate or transfer substantially all of their assets, among other things. ESH REIT was in compliance with all covenants set forth in the Indenture as of September 30, 2015.

ESH REIT Revolving Credit Facility

On November 18, 2013, ESH REIT entered into a $250.0 million revolving credit facility (the “ESH REIT Revolving Credit Facility”). Subject to the satisfaction of certain criteria, ESH REIT is able to request to increase the facility to an amount up to $350.0 million at any time. The facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same day notice, referred to as swingline loans, in an amount up to $20.0 million. ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the outstanding amount under the facility, and a fee of 3.125% on outstanding letters of credit due on the last day of each quarter. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (i) the prime lending rate, (ii) the overnight federal funds rate plus 0.5% or (iii) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.00% for base rate loans and 3.00% for LIBOR loans. There is no scheduled amortization under the facility and the facility matures on November 18, 2016, subject to a one-year extension option. As of September 30, 2015 and December 31, 2014, ESH REIT had no letters of credit outstanding under this facility, an outstanding balance drawn of $0 and borrowing capacity available of $250.0 million.

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

In order to avoid a Trigger Event or an Adjusted Trigger Event, the ESH REIT Revolving Credit Facility requires a Debt Yield and an Adjusted Debt Yield, each as defined, of at least 11.5%, and, to avoid an Event of Default, a Consolidated Leverage Ratio, as defined, of no more than 9.25 to 1.0 (with the requirement decreasing to no more than 9.0 to 1.0 over the remaining life of the facility) and a Debt Yield or Adjusted Debt Yield of at least 9.0%. The occurrence of a Trigger Event or an Adjusted Trigger Event requires ESH REIT to repay the outstanding facility balance and restricts its ability to draw additional proceeds. As of September 30, 2015, none of these events had occurred.

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

Future Maturities of Debt—The future maturities of debt, excluding liabilities related to assets held for sale of approximately $86.1 million (see Note 3), as of September 30, 2015, are as follows (in thousands):

Years Ending December 31,
Remainder of 2015	$—
2016	—
2017	111,157
2018	—
2019	2,185,064	(1)
Thereafter	500,000

Total	$2,796,221

(1)	The 2014 Term Loan is presented net of an unaccreted discount of approximately $1.4 million. Subject to certain exceptions, mandatory prepayments are required up to 50% of Excess Cash Flow based on ESH REIT’s Consolidated Leverage Ratio, each as defined. ESH REIT made a mandatory prepayment of approximately $8.5 million during the three months ended March 31, 2015. An additional mandatory prepayment may be required during the three months ending March 31, 2016 based on the calculation of Excess Cash Flow for the year ending December 31, 2015.

Fair Value of Debt—As of September 30, 2015, including approximately $86.1 million in outstanding indebtedness classified as liabilities related to assets held for sale (see Note 3), and December 31, 2014, the estimated fair value of ESH REIT’s 2012 Mortgage Loan, 2014 Term Loan and 2025 Notes was approximately $2.9 billion. The estimated fair values of ESH

REIT’s 2012 Mortgage Loan, 2014 Term Loan and 2025 Notes are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on ESH REIT’s 2012 Mortgage Loan, 2014 Term Loan and 2025 Notes (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available.

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

In 2014, ESH REIT distributed more than 100% of its taxable income and therefore incurred no federal income tax. In the future, ESH REIT intends to distribute approximately 95% of its taxable income, excluding net capital gains. Accordingly, ESH REIT is expected to be subject to income taxes on approximately 5% of its future taxable income. As a result, ESH REIT has recorded deferred tax assets and liabilities to reflect the fact that an estimated 5% of ESH REIT’s future taxable income is expected to be subject to tax. As of September 30, 2015 and December 31, 2014, the majority of the deferred tax assets on the accompanying unaudited condensed consolidated balance sheets relate to net operating loss carryforwards that expire in 2032.

ESH REIT recorded a provision for state and foreign income taxes of approximately $0.4 million for the three months ended September 30, 2015, an effective rate of approximately 0.9%, as compared with a benefit of approximately $1.9 million for the three months ended September 30, 2014, an effective rate of approximately (5.4)%. ESH REIT recorded a provision for state and foreign income taxes of approximately $0.6 million for the nine months ended September 30, 2015, an effective rate of approximately 0.8%, as compared with a benefit of approximately $1.3 million for the nine months ended September 30, 2014, an effective rate of approximately (2.4)%. ESH REIT’s effective rate differs from the federal statutory rate of 35% due to its status as a REIT under the provisions of the Code.

ESH REIT’s income tax returns for the years 2012 to present are subject to examination by the Internal Revenue Service and other taxing authorities.

8. RELATED PARTY TRANSACTIONS

Leases—ESH REIT’s revenues are derived from four leases. The counterparty to each lease agreement is a subsidiary of the Corporation. For the three months ended September 30, 2015 and 2014, ESH REIT recognized fixed rental revenues of approximately $123.1 million and $123.4 million, respectively. For the nine months ended September 30, 2015 and 2014, ESH REIT recognized fixed rental revenues of approximately $369.5 million and $370.7 million, respectively. Approximately $38.5 million, excluding approximately $2.2 million of assets held for sale (see Note 3), and $30.9 million is recorded as deferred rents receivable in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively. Deferred rents receivable are expected to be received in cash by October 2018.

Due to the fact that certain percentage rental revenue thresholds specified in the leases were achieved during the second and third quarters of 2015 and the third quarter of 2014, ESH REIT recognized percentage rental revenues of approximately $33.7 million and $16.2 million during the three months ended September 30, 2015 and 2014, respectively, and approximately $34.1 million and $16.2 million during the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, unearned rental revenues related to percentage rent, as defined, were approximately $145.9 million, excluding approximately $8.6 million related to assets held for sale (see Note 3), of which approximately $131.4 million had been received and approximately $21.8 million, excluding approximately $1.3 million related to assets held for sale (see Note 3), were outstanding and included as rents receivable on the accompanying unaudited condensed consolidated balance sheet. As of December 31, 2014, because all percentage rental revenue thresholds had been achieved for the year, no unearned contingent rental revenues existed, and approximately $2.0 million was outstanding and included as rents receivable on the accompanying unaudited condensed consolidated balance sheet.

As of December 31, 2014, ESH REIT recorded unearned rental revenues related to prepaid January 2015 fixed minimum rents of approximately $28.1 million. As of September 30, 2015, ESH REIT had not received fixed minimum rent payments related to future periods and therefore had no unearned rental revenues related to future minimum rents.

Distributions—The Corporation owns all of the Class A common stock of ESH REIT, which represents approximately 55% of the outstanding shares of common stock of ESH REIT. Therefore, approximately 55% of ESH REIT’s distributions are paid to the

Corporation. Distributions of approximately $37.6 million and $37.5 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $112.7 million and $95.1 million for the nine months ended September 30, 2015 and 2014, respectively, were made from ESH REIT to the Corporation.

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

As of September 30, 2015, 117,045 restricted stock units issued by the Corporation have vested but have not been settled. In March 2016, in accordance with the awards’ settlement provisions, ESH REIT expects to issue and be compensated for 117,045 shares of Class B common stock, each of which will be attached to a share of common stock of the Corporation to form a Paired Share. As of September 30, 2015, ESH REIT has recognized a receivable of approximately $0.8 million, which is included within due to Extended Stay America, Inc. on the accompanying unaudited condensed consolidated balance sheet.

Overhead Costs—ESA Management incurs costs under a services agreement with ESH REIT for certain overhead services performed on its behalf. The services relate to executive management, accounting, financial analysis, training and technology. For the three months ended September 30, 2015 and 2014, ESH REIT incurred expense of approximately $2.2 million and $1.6 million, respectively, and for the nine months ended September 30, 2015 and 2014, ESH REIT incurred expense of approximately $7.2 million and $5.3 million, respectively, related to this agreement, which is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Working Capital—As of September 30, 2015, ESH REIT had an outstanding net payable of approximately $121.7 million due to the Corporation and its subsidiaries. This amount consists of monthly hotel receipts deposited into ESH REIT’s cash management accounts (“CMAs”) which were swept into the Corporation’s unrestricted cash accounts at the beginning of October 2015, as specified by the agreements governing the 2012 Mortgage Loan and the CMAs, and certain disbursements made by ESA Management on behalf of ESH REIT in the ordinary course of business. As of December 31, 2014, ESH REIT had an outstanding net receivable of approximately $1.2 million due from the Corporation and its subsidiaries. This amount included a receivable due from the Operating Lessees, consisting of certain disbursements ESH REIT made on their behalf, offset by a payable due to ESA Management, consisting of certain disbursements made on behalf of ESH REIT in the ordinary course of business. All outstanding balances are repaid within 60 days.

9. COMMITMENTS AND CONTINGENCIES

Lease Commitments—Rent expense on ground leases is recognized on a straight-line basis and was approximately $0.4 million for each of the three months ended September 30, 2015 and 2014, and approximately $1.1 million for each of the nine months ended September 30, 2015 and 2014. Ground lease expense is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.

Other Commitments—ESH REIT has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of its properties is located. The cost related to this commitment was approximately $0.1 million for each of the three months ended September 30, 2015 and 2014, and approximately $0.2 million for each of the nine months ended September 30, 2015 and 2014, and is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.

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

10. EQUITY-BASED COMPENSATION

The Corporation and ESH REIT each maintain a long-term incentive plan (“LTIP”), as amended and approved by their shareholders. Under the LTIPs, the Corporation and ESH REIT may issue to eligible employees or directors restricted stock (i.e., Paired Share) awards, restricted stock units or other equity-based awards with service, performance or market vesting conditions. The aggregate number of Paired Shares that may be issued under the LTIPs shall not exceed 8.0 million, of which no more than 4.0 million may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIP has a share reserve of an equivalent number of shares of common stock of the Corporation and Class B common stock of ESH REIT. As of September 30, 2015, 6,424,148 Paired Shares were available for future issuance under the LTIPs.

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

As prescribed by the services agreement described in Note 8, ESH REIT and its subsidiaries reimburse the Corporation for expenses related to its employees or directors that participate in the Corporation’s LTIP. Such charges were approximately $0.4 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $1.1 million and $0.5 million for the nine months ended September 30, 2015 and 2014, respectively, and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Total recognized equity-based compensation for awards issued under ESH REIT’s LTIP was approximately $0.3 million (which includes approximately $0.2 million paid or due to the Corporation) and $0.4 million (which includes approximately $0.2 million paid or due to the Corporation) for the three months ended September 30, 2015 and 2014, respectively, and approximately $1.0 million (which includes approximately $0.6 million paid or due to the Corporation) and $1.1 million (which includes approximately $0.5 million paid or due to the Corporation) for the nine months ended September 30, 2015 and 2014, respectively, and is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

As of September 30, 2015, there was approximately $0.3 million of unrecognized compensation cost related to outstanding equity-based awards, which is expected to be recognized subsequent to September 30, 2015 over a weighted-average period of approximately 0.6 years. Total unrecognized compensation cost will be adjusted for actual forfeitures.

ESH REIT’s restricted stock award and restricted stock unit (collectively, “RSA/RSU”) activity during the nine months ended September 30, 2015, was as follows:

	Number of RSAs/RSUs (in thousands)	Weighted- Average Grant-Date Fair Value per RSA/RSU
Outstanding RSAs/RSUs - January 1, 2015	600	$10.38
RSAs/RSUs granted in 2015	8	$19.74
RSAs/RSUs settled in 2015	(281)	$8.92
RSAs/RSUs forfeited in 2015	(20)	$9.34

Outstanding RSAs/RSUs - September 30, 2015	307	$12.01

Vested RSAs/RSUs - September 30, 2015	1	$23.14
Nonvested RSAs/RSUs - September 30, 2015	306	$11.97

ESH REIT granted 7,552 service-based awards during the nine months ended September 30, 2015 with a grant-date fair value per award of $19.74. The grant-date fair value of awards with service vesting conditions is based on the closing price of a Paired Share on the date of grant. Service-based awards vest over a period of two to four years, subject to the grantee’s continued employment or service.

For all LTIP awards granted by the Corporation, ESH REIT will receive compensation for the fair value of the Class B shares on the date of issuance of such Class B shares by ESH REIT. As of September 30, 2015, the Corporation had granted a total of 1,513,095 restricted stock (i.e., Paired Share) units, of which 188,636 were forfeited or settled, under which ESH REIT is counterparty and is expected to issue, and be compensated in cash for, 1,324,459 shares of Class B common stock of ESH REIT in future periods.

11. SUBSEQUENT EVENTS

On October 27, 2015, the Board of Directors of ESH REIT declared a cash distribution of $0.15 per share for the third quarter of 2015 on its Class A and Class B common stock. The distribution is payable on November 24, 2015 to shareholders of record as of November 10, 2015.

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

Background and Certain Defined Terms

On November 18, 2013, Extended Stay America, Inc. (the “Corporation”) and its controlled subsidiary, ESH Hospitality, Inc. (“ESH REIT”), completed their initial public offering (the “Offering”) of Paired Shares (as defined below). Prior to the Offering, we completed a series of transactions which restructured and reorganized the existing business. Unless otherwise indicated, the context requires:

•	Company. The term “Company” refers to the Corporation, ESH REIT and their subsidiaries considered as a single, consolidated enterprise.

•	Corporation. The term “Corporation” refers to Extended Stay America, Inc., a Delaware corporation, and its subsidiaries (excluding ESH REIT and its subsidiaries), which include the Operating Lessees (as defined below), ESH Strategies (as defined below) and ESA Management (as defined below). The Corporation controls ESH REIT through its ownership of ESH REIT’s Class A common stock, which represents approximately 55% of the outstanding common stock of ESH REIT.

•	ESH REIT. The term “ESH REIT” refers to ESH Hospitality, Inc., a Delaware corporation that has elected to be taxed as a real estate investment trust (“REIT”), and its subsidiaries. ESH REIT is a majority-owned subsidiary of the Corporation, which leases its hotel properties to the Operating Lessees.

•	Operating Lessees. The term “Operating Lessees” refers to several entities that each lease a group of hotels from ESH REIT and, as stipulated under the respective lease agreement, operate the hotels.

•	ESH Strategies. The term “ESH Strategies” refers to ESH Hospitality Strategies LLC and its subsidiaries, which own the intellectual property related to our business.

•	ESA Management. The term “ESA Management” refers to ESA Management LLC and its subsidiaries, which manage the leased hotel properties on behalf of the Operating Lessees.

•	Paired Shares. The term “Paired Shares” means the shares of common stock, par value $0.01 per share, of the Corporation together with the shares of Class B common stock, par value $0.01 per share, of ESH REIT, which are attached and trade as a single unit.

•	Sponsors. The term “Sponsors” collectively refers to Centerbridge Partners, L.P., Paulson & Co. Inc. and the Blackstone Group, L.P. and their funds or affiliates.

For ease of presentation:

•	When we refer to our ownership of hotel properties, we are referring to the hotel properties owned by ESH REIT.

•	When we refer to the management and operation of our hotels, we are referring to the management of hotels by ESA Management and the operation of hotels by the Operating Lessees.

•	When we refer to our brands, we are referring to intellectual property related to our business owned by ESH Strategies.

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

When used in connection with our company-wide initiatives to reinvest in or renovate our hotel properties in this combined quarterly report on Form 10-Q (in all cases, unless the context otherwise requires or where otherwise indicated) the term “hotel renovation” refers to upgrades that typically include remodeling of common areas, new paint, carpet, signage, tile or vinyl flooring and counters in bathrooms and kitchens, as well as the refurbishment of furniture, replacement of aged mattresses and installation of new flat screen televisions, artwork, lighting and bedspreads.

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

Overview

We are the largest integrated owner/operator of company-branded hotels in North America. Our business operates in the extended stay lodging industry, and as of September 30, 2015, we own and operate 682 hotel properties comprising 76,000 rooms located in 44 states across the U.S. and in Canada. We own and operate 632 of our hotels under our core brand, Extended Stay America, which serves the mid-price extended stay segment, and accounts for approximately half of the segment by number of rooms in the U.S. In addition, we own and operate three Extended Stay Canada hotels and 47 hotels in the economy extended stay segment under the Crossland Economy Studios brand.

On September 18, 2015, subsidiaries of the Company entered into a purchase and sale agreement to sell a portfolio of 53 hotel properties, 47 of which operate under the Crossland Economy Studios brand and six of which operate under the Extended Stay America brand, and certain intellectual property of Crossland Economy Studios for $285.0 million, subject to customary adjustments. The Company expects the transaction to close in the fourth quarter of 2015. Upon closing, the Company will no longer own, operate or manage these hotel properties, nor will it own certain intellectual property of Crossland Economy Studios.

Our extended stay hotels are designed to provide an affordable and attractive alternative to traditional lodging or apartment accommodations and are targeted toward self-sufficient, value-conscious guests. Our hotels feature fully-furnished rooms with in-room kitchens, complimentary grab-and-go breakfast, free WiFi, flat screen TVs and limited housekeeping service, which is typically provided on a weekly basis. Our guests include business travelers, professionals on temporary work or training assignments, persons relocating, temporarily displaced or purchasing a home and anyone else in need of temporary housing. Our guests generally rent accommodations on a weekly or longer term basis. For the twelve months ended September 30, 2015, approximately 31.9%, 23.8%, and 44.3% of our revenues were derived from guests with stays from 1-6 nights, from 7-29 nights and over 30 nights, respectively.

Understanding Our Results of Operations—The Company

Revenues and Expenses. The Company’s revenues are derived from the operation of our hotels. Hotel operating expenses account for the largest portion of the Company’s operating expenses and reflect ongoing operating expenses associated with the ownership and management of our hotels.

The following table presents the components of the Company’s revenues as a percentage of our total revenues for the nine months ended September 30, 2015:

Percentage of 2015 Year to Date Revenues

•     Room revenues. Room revenues are driven primarily by ADR and occupancy. Pricing policy and customer mix are significant drivers of ADR. Due to our relatively high occupancy levels, our primary focus is on increasing RevPAR by increasing ADR. For the nine months ended September 30, 2015, we experienced RevPAR growth of approximately 6.5% compared to the nine months ended September 30, 2014, due to a shift in our customer mix to a greater number of high yield, shorter-stay guests as well as the collective impact of our hotel reinvestment program, upgraded operational practices, investments in marketing and focus on service excellence.

98.6%

• Other hotel revenues. Other hotel revenues include ancillary revenues such as laundry revenues, vending commissions, additional housekeeping fees and pet charges. Occupancy and customer mix, as well as the number and percentage of guests that have longer-term stays, are the key drivers of other hotel revenues.	1.4%

The following table presents the components of the Company’s operating expenses as a percentage of our total operating expenses for the nine months ended September 30, 2015:

Percentage of 2015 Year to Date Operating Expenses

•     Hotel operating expenses. Hotel operating expenses have both fixed and variable components. Operating expenses that are relatively fixed include personnel expense, real estate tax expense and property insurance premium expense. Occupancy is a key driver of expenses that have a high degree of variability such as room supplies expense. Other variable expenses include marketing and reservation costs, property insurance claims expense and repairs and maintenance expense. We experienced an increase in hotel operating expenses of approximately $2.3 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, due mainly to increases in reservation costs as well as hotel personnel expense and the allowance for uncollectible accounts receivable. The increase was partially offset by a decrease in marketing costs, property insurance claims expense and repairs and maintenance expense.

65.7%

• General and administrative expenses. General and administrative expenses include expenses associated with corporate overhead. These costs consist primarily of compensation expense of our corporate staff and professional fees, including consulting, audit, tax and legal fees.	10.8%

• Depreciation and amortization. Depreciation and amortization is a non-cash charge that relates primarily to the acquisition and related usage of hotels and other property and equipment.	22.2%

• Impairment of long-lived assets. Impairment of long-lived assets is a non-cash charge recognized when events and circumstances indicate that the carrying value of an asset may not be recoverable.	1.3%

Understanding Our Results of Operations—ESH REIT

Revenues. ESH REIT’s rental revenues are generated from leasing its hotel properties to the Operating Lessees. Rental revenues consist of fixed minimum rental payments recognized on a straight-line basis over the lease terms plus specified percentages paid by the Operating Lessees on hotel revenues over designated thresholds.

Expenses. The following table presents the components of ESH REIT’s operating expenses as a percentage of ESH REIT’s total operating expenses for the nine months ended September 30, 2015:

Percentage of 2015 Year to Date Operating Expenses
• Hotel operating expenses. ESH REIT’s hotel operating expenses include expenses directly related to ownership of the hotels, such as real estate tax expense and property insurance premium and claims expense.	29.0%

• General and administrative expenses. General and administrative expenses include overhead expenses incurred directly by ESH REIT and administrative service costs reimbursable to ESA Management.	5.4%

• Depreciation and amortization. Depreciation and amortization is a non-cash charge that relates primarily to the acquisition and related usage of hotels and other property and equipment.	65.6%

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

Results of Operations—The Company

Comparison of Three Months Ended September 30, 2015 and September 30, 2014

As of September 30, 2015 and 2014, we owned and operated 682 hotels consisting of 76,000 rooms. On September 18, 2015, subsidiaries of the Company entered into a purchase and sale agreement to sell a portfolio of 53 hotel properties, 47 of which operate under the Crossland Economy Studios brand and six of which operate under the Extended Stay America brand, and certain intellectual property of Crossland Economy Studios. The Company expects the transaction to close in the fourth quarter of 2015.

The following table presents our consolidated results of operations for the three months ended September 30, 2015 and 2014, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended
	September 30,
	2015	2014	Change ($)	Change (%)
Revenues:
Room revenues	$355,445	$333,970	$21,475	6.4%
Other hotel revenues	5,071	4,583	488	10.6%

Total revenues	360,516	338,553	21,963	6.5%

Operating expenses:
Hotel operating expenses	159,049	159,125	(76)	0.0%
General and administrative expenses	24,373	19,579	4,794	24.5%
Depreciation and amortization	52,268	47,124	5,144	10.9%
Impairment of long-lived assets	9,011	—	9,011	n/m
Gain on sale of hotel properties	—	(864)	864	n/m

Total operating expenses	244,701	224,964	19,737	8.8%
Other income	3	1	2	200.0%

Income from operations	115,818	113,590	2,228	2.0%
Other non-operating expense	1,143	1,058	85	8.0%
Interest expense, net	35,157	33,377	1,780	5.3%

Income before income tax expense	79,518	79,155	363	0.5%
Income tax expense	21,293	18,970	2,323	12.2%

Net income	58,225	60,185	(1,960)	(3.3)%
Net income attributable to noncontrolling interests(1)	(20,569)	(16,310)	(4,259)	26.1%

Net income attributable to common shareholders	$37,656	$43,875	$(6,219)	(14.2)%

n/m = not meaningful

(1)	Noncontrolling interests in Extended Stay America, Inc. include approximately 45% of ESH REIT’s common equity and 125 shares of ESH REIT preferred stock.

The following table presents key operating metrics, including occupancy, ADR, RevPAR and renovation displacement data for our hotels for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,
	2015	2014	Change
Number of hotels	682	682	—
Number of rooms	76,000	76,000	—
Occupancy	78.3%	79.3%	(100) bps
ADR	$64.95	$60.14	8.0%
RevPAR	$50.83	$47.72	6.5%
Hotel Inventory (as of September 30)(1):
Renovated Extended Stay America(2)	413	330	83
Unrenovated Extended Stay America and other(3)	222	305	(83)
Crossland Economy Studios(3)	47	47	—

Total number of hotels	682	682	—
Renovation Displacement Data (in thousands, except percentages)(1):
Total available room nights	6,993	6,999	(6)
Room nights displaced from renovation	128	26	102
% of available room nights displaced	1.8%	0.4%	140 bps

(1)	See “ – Liquidity and Capital Resources – Capital Expenditures – Hotel Reinvestment Program” for a discussion of our phased capital investment program across our portfolio.
(2)	Includes three Extended Stay Canada-branded hotels.
(3)	On September 18, 2015, subsidiaries of the Company entered into a purchase and sale agreement to sell a portfolio of 53 hotel properties, six of which are included in “Unrenovated Extended Stay America and other” and 47 of which are included in “Crossland Economy Studios.” The Company expects the transaction to close in the fourth quarter of 2015.

Room revenues. Room revenues increased by approximately $21.5 million, or 6.4%, to approximately $355.4 million for the three months ended September 30, 2015 compared to approximately $334.0 million for the three months ended September 30, 2014. The increase in room revenues was due to an 8.0% increase in ADR partially offset by a 100 bps decrease in occupancy, resulting in a 6.5% increase in RevPAR, which was primarily a result of a shift in our customer mix to a greater number of high yield, shorter-stay guests as well as the collective impact of our hotel reinvestment program, upgraded operational practices, investments in marketing and focus on service excellence.

Other hotel revenues. Other hotel revenues increased by approximately $0.5 million, or 10.6%, to approximately $5.1 million for the three months ended September 30, 2015 compared to approximately $4.6 million for the three months ended September 30, 2014.

Hotel operating expenses. Hotel operating expenses decreased by approximately $0.1 million to approximately $159.0 million for the three months ended September 30, 2015 compared to approximately $159.1 million for the three months ended September 30, 2014. Adjusted hotel operating expenses, which exclude loss on disposal of assets, were approximately $157.8 million and $158.9 million for the three months ended September 30, 2015 and 2014, respectively, a decrease of approximately $1.1 million. The decrease was primarily driven by a decrease in marketing costs of approximately $3.1 million, mainly due to a decrease in television advertising, as well as a decrease in repairs and maintenance expense of approximately $1.2 million and property insurance claims expense of approximately $0.8 million due to fewer and less severe insurable events than in the prior year. These decreases were partially offset by an increase in reservation costs of approximately $2.4 million, mainly due to the system-wide implementation of our central reservations call center and an increase in sales volume, as well as an increase in hotel personnel expense of approximately $2.3 million.

Hotel Operating Margin (as defined in “– Non-GAAP Financial Measures”) increased to 56.2% for the three months ended September 30, 2015 compared to 53.1% for the three months ended September 30, 2014. Total room and other hotel revenues increased by approximately $22.0 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, while Hotel Operating Profit (as defined in “– Non-GAAP Financial Measures”) increased by approximately $23.1 million for the same period, which represents an operating margin flow-through, defined as the change in Hotel Operating Profit divided by the change in total room and other hotel revenues, of approximately 105.2%.

General and administrative expenses. General and administrative expenses increased by approximately $4.8 million, or 24.5%, to approximately $24.4 million for the three months ended September 30, 2015 compared to approximately $19.6 million for the three months ended September 30, 2014. Adjusted general and administrative expenses, which exclude non-cash equity-based compensation and public company transition costs, including costs incurred in connection with the August 2014 secondary offering, were approximately $21.4 million and $16.5 million for the three months ended September 30, 2015 and 2014, respectively, an increase of approximately $4.9 million. The increase was mainly driven by increases in personnel expense of approximately $3.9 million partly attributable to an increase in short term incentive compensation during the three months ended September 30, 2015 due to our improved operating performance as well as ongoing costs related to our new revenue management system of approximately $0.4 million.

Depreciation and amortization. Depreciation and amortization increased by approximately $5.1 million, or 10.9%, to approximately $52.3 million for the three months ended September 30, 2015 compared to approximately $47.1 million for the three months ended September 30, 2014. The increase in depreciation and amortization was primarily due to an increase in investment in hotel assets as a result of our hotel reinvestment program.

Impairment of long-lived assets. Asset impairments are recorded as required based on an evaluation of property and equipment and intangible assets for impairment. During the three months ended September 30, 2015, we recognized an impairment charge related to property and equipment of approximately $9.0 million. No impairment charge was recognized during the three months ended September 30, 2014.

Gain on sale of hotel properties. During the three months ended September 30, 2014, we recognized a gain on sale of hotel properties of approximately $0.9 million, which related to the sale of our two Hometown Inn-branded hotels in July 2014.

Other non-operating expense. During each of the three months ended September 30, 2015 and 2014, we recognized non-cash foreign currency transaction losses of approximately $1.1 million, mainly related to the appreciation of the U.S. dollar versus the Canadian dollar at one of our Canadian currency-based entities which has U.S. dollar denominated debt.

Interest expense, net. Net interest expense increased by approximately $1.8 million, or 5.3%, to approximately $35.2 million for the three months ended September 30, 2015 compared to approximately $33.4 million for the three months ended September 30, 2014. In May 2015, ESH REIT repaid $500.0 million of its 2012 Mortgage Loan (as defined in “– Liquidity and Capital Resources”) using the net proceeds from the issuance of its 2025 Notes (as defined in “– Liquidity and Capital Resources”), increasing the Company’s weighted-average interest rate from approximately 4.0% to approximately 4.4%.

Income tax expense. Our effective income tax rate increased by approximately 2.8 percentage points to approximately 26.8% for the three months ended September 30, 2015 compared to approximately 24.0% for the three months ended September 30, 2014, primarily due to discrete provision to return adjustments recognized upon the filing of tax returns. The Company’s effective tax rate is lower than the federal statutory rate of 35% due to ESH REIT’s status as a REIT under the provisions of the Code during these periods. In the future, ESH REIT intends to distribute approximately 95% of its taxable income, excluding net capital gains. ESH REIT will incur federal and state income tax at statutory rates on its taxable income not distributed.

Comparison of Nine Months Ended September 30, 2015 and September 30, 2014

As of September 30, 2015 and 2014, we owned and operated 682 hotels consisting of 76,000 rooms. On September 18, 2015, subsidiaries of the Company entered into a purchase and sale agreement to sell a portfolio of 53 hotel properties, 47 of which operate under the Crossland Economy Studios brand and six of which operate under the Extended Stay America brand, and certain intellectual property of Crossland Economy Studios. The Company expects the transaction to close in the fourth quarter of 2015.

The following table presents our consolidated results of operations for the nine months ended September 30, 2015 and 2014, including the amount and percentage change in these results between the periods (in thousands):

	Nine Months Ended
	September 30,
	2015	2014	Change ($)	Change (%)
Revenues:
Room revenues	$974,127	$917,286	$56,841	6.2%
Other hotel revenues	14,291	13,497	794	5.9%

Total revenues	988,418	930,783	57,635	6.2%

Operating expenses:
Hotel operating expenses	450,543	448,253	2,290	0.5%
General and administrative expenses	73,909	64,227	9,682	15.1%
Depreciation and amortization	151,980	139,401	12,579	9.0%
Impairment of long-lived assets	9,011	—	9,011	n/m
Gain on sale of hotel properties	—	(864)	864	n/m

Total operating expenses	685,443	651,017	34,426	5.3%
Other income	44	272	(228)	(83.8)%

Income from operations	303,019	280,038	22,981	8.2%
Other non-operating expense	2,035	2,837	(802)	(28.3)%
Interest expense, net	101,975	116,464	(14,489)	(12.4)%

Income before income tax expense	199,009	160,737	38,272	23.8%
Income tax expense	48,119	38,187	9,932	26.0%

Net income	150,890	122,550	28,340	23.1%
Net income attributable to noncontrolling interests(1)	(33,703)	(24,649)	(9,054)	36.7%

Net income attributable to common shareholders	$117,187	$97,901	$19,286	19.7%

n/m = not meaningful

(1)	Noncontrolling interests in Extended Stay America, Inc. include approximately 45% of ESH REIT’s common equity and 125 shares of ESH REIT preferred stock.

The following table presents key operating metrics, including occupancy, ADR, RevPAR and renovation displacement data for our hotels for the nine months ended September 30, 2015 and 2014, respectively:

	Nine Months Ended
	September 30,
	2015	2014	Change
Number of hotels	682	682	—
Number of rooms	76,000	76,000	—
Occupancy	75.3%	76.1%	(80	) bps
ADR	$62.38	$57.95	7.6%
RevPAR	$46.95	$44.09	6.5%
Hotel Inventory (as of September 30)(1):
Renovated Extended Stay America(2)	413	330	83
Unrenovated Extended Stay America and other(3)	222	305	(83)
Crossland Economy Studios(3)	47	47	—

Total number of hotels	682	682	—
Renovation Displacement Data (in thousands, except percentages)(1):
Total available room nights	20,747	20,803	(56)
Room nights displaced from renovation	231	154	77
% of available room nights displaced	1.1%	0.7%	40	bps

(1)	See “ – Liquidity and Capital Resources – Capital Expenditures – Hotel Reinvestment Program” for a discussion of our phased capital investment program across our portfolio.
(2)	Includes three Extended Stay Canada-branded hotels.
(3)	On September 18, 2015, subsidiaries of the Company entered into a purchase and sale agreement to sell a portfolio of 53 hotel properties, six of which are included in “Unrenovated Extended Stay America and other” and 47 of which are included in “Crossland Economy Studios.” The Company expects the transaction to close in the fourth quarter of 2015.

Room revenues. Room revenues increased by approximately $56.8 million, or 6.2%, to approximately $974.1 million for the nine months ended September 30, 2015 compared to approximately $917.3 million for the nine months ended September 30, 2014. The increase in room revenues was due to a 7.6% increase in ADR partially offset by a 80 bps decrease in occupancy, resulting in a 6.5% increase in RevPAR, which was primarily a result of a shift in our customer mix to a greater number of high yield, shorter-stay guests as well as the collective impact of our hotel reinvestment program, upgraded operational practices, investments in marketing and focus on service excellence.

Other hotel revenues. Other hotel revenues increased by approximately $0.8 million, or 5.9%, to approximately $14.3 million for the nine months ended September 30, 2015 compared to approximately $13.5 million for the nine months ended September 30, 2014.

Hotel operating expenses. Hotel operating expenses increased by approximately $2.3 million, or 0.5%, to approximately $450.5 million for the nine months ended September 30, 2015 compared to approximately $448.3 million for the nine months ended September 30, 2014. Adjusted hotel operating expenses, which exclude loss on disposal of assets, were approximately $447.2 million and $445.8 million for the nine months ended September 30, 2015 and 2014, respectively, an increase of approximately $1.4 million. The increase was partly driven by an increase in reservation costs of approximately $5.0 million, mainly due to the system-wide implementation of our central reservations call center and an increase in sales volume, as well as an increase in hotel personnel expense of approximately $3.7 million and the allowance for uncollectible accounts receivable of approximately $2.1 million. These increases were partially offset by a decrease in marketing costs of approximately $5.6 million, mainly due to a decrease in television advertising, as well as a decrease in property insurance claims expense of approximately $1.9 million due to fewer and less severe insurable events than in the prior year and repairs and maintenance expense of approximately $1.2 million.

Hotel Operating Margin (as defined in “— Non-GAAP Financial Measures”) increased to 54.8% for the nine months ended September 30, 2015 compared to 52.1% for the nine months ended September 30, 2014. Total room and other hotel revenues increased by approximately $57.6 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, while Hotel Operating Profit (as defined in “— Non-GAAP Financial Measures”) increased by approximately $56.2 million for the same period, which represents an operating margin flow-through, defined as the change in Hotel Operating Profit divided by the change in total room and other hotel revenues, of approximately 97.5%.

General and administrative expenses. General and administrative expenses increased by approximately $9.7 million, or 15.1%, to approximately $73.9 million for the nine months ended September 30, 2015 compared to approximately $64.2 million for the nine months ended September 30, 2014. Adjusted general and administrative expenses, which exclude non-cash equity-based compensation and public company transition costs, including costs incurred in connection with the preparation of the registration statement filed on June 5, 2015 and the August 2014 secondary offering, as well as consulting fees related to the implementation of certain key strategic initiatives in 2014, were approximately $65.3 million and $52.0 million for the nine months ended September 30, 2015 and 2014, respectively, an increase of approximately $13.3 million. The increase was mainly driven by increases in personnel expense of approximately $8.7 million, partly attributable to an increase in short term incentive compensation during the nine months ended September 30, 2015 due to our improved operating performance and a credit of approximately $2.3 million recognized in the prior year related to the settlement of previous incentive agreements with certain operations personnel, as well as increases in legal settlements and professional fees totaling approximately $2.0 million and ongoing costs related to our new revenue management system of approximately $1.5 million.

Depreciation and amortization. Depreciation and amortization increased by approximately $12.6 million, or 9.0%, to approximately $152.0 million for the nine months ended September 30, 2015 compared to approximately $139.4 million for the nine months ended September 30, 2014. The increase in depreciation and amortization was primarily due to an increase in investment in hotel assets as a result of our hotel reinvestment program.

Impairment of long-lived assets. Asset impairments are recorded as required based on an evaluation of property and equipment and intangible assets for impairment. During the nine months ended September 30, 2015, we recognized an impairment charge related to property and equipment of approximately $9.0 million. No impairment charge was recognized during the nine months ended September 30, 2014.

Gain on sale of hotel properties. During the nine months ended September 30, 2014, we recognized a gain on sale of hotel properties of approximately $0.9 million, which related to the sale of our two Hometown Inn-branded hotels in July 2014.

Other non-operating expense. During the nine months ended September 30, 2015 and 2014, we recognized non-cash foreign currency transaction losses of approximately $2.0 million and $2.8 million, respectively, mainly related to the appreciation of the U.S. dollar versus the Canadian dollar at one of our Canadian currency-based entities which has U.S. dollar denominated debt.

Interest expense, net. Excluding debt extinguishment costs of approximately $2.3 million and $9.4 million incurred during the nine months ended September 30, 2015 and 2014, respectively, net interest expense decreased approximately $7.4 million, or 6.9%, to approximately $99.7 million for the nine months ended September 30, 2015 compared to approximately $107.1 million for the nine months ended September 30, 2014. In June 2014, ESH REIT repaid the remaining outstanding principal amount of $365.0 million of three mezzanine loans using principally all of the net proceeds from its 2014 Term Loan (as defined in “— Liquidity and Capital Resources”) decreasing the Company’s weighted-average interest rate from approximately 4.4% to approximately 3.9%. In May 2015, ESH REIT repaid $500.0 million of its 2012 Mortgage Loan (as defined in “— Liquidity and Capital Resources”) using the net proceeds from the issuance of its 2025 Notes (as defined in “— Liquidity and Capital Resources”), increasing the Company’s weighted-average interest rate from approximately 4.0% to approximately 4.4%.

Income tax expense. Our effective income tax rate increased by approximately 0.4 percentage points to approximately 24.2% for the nine months ended September 30, 2015 compared to approximately 23.8% for the nine months ended September 30, 2014. The Company’s effective tax rate is lower than the federal statutory rate of 35% due to ESH REIT’s status as a REIT under the provisions of the Code during these periods. In the future, ESH REIT intends to distribute approximately 95% of its taxable income, excluding net capital gains. ESH REIT will incur federal and state income tax at statutory rates on its taxable income not distributed.

Results of Operations—ESH REIT

ESH REIT owns all of our hotel properties. ESH REIT’s sole source of revenues is lease rental revenues. ESH REIT’s operating expenses reflect only those hotel operating expenses that are incurred directly by ESH REIT. Costs reimbursed to ESA Management are reflected as a component of general and administrative expenses.

Comparison of Three Months Ended September 30, 2015 and September 30, 2014

As of September 30, 2015 and 2014, ESH REIT owned 682 hotels consisting of 76,000 rooms. On September 18, 2015, subsidiaries of ESH REIT, together with a subsidiary of the Corporation, entered into a purchase and sale agreement to sell a portfolio of 53 of ESH REIT’s hotel properties, 47 of which operate under the Crossland Economy Studios brand and six of which operate under the Extended Stay America brand, and certain of the Corporation’s intellectual property. The transaction is expected to close in the fourth quarter of 2015. Upon closing, the existing lease will be amended to reflect the fact that ESH REIT no longer owns these 53 hotel properties.

The following table presents ESH REIT’s consolidated results of operations for the three months ended September 30, 2015 and 2014, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended
	September 30,
	2015	2014	Change ($)	Change (%)
Revenues: Rental revenues from Extended Stay America, Inc.	$156,841	$139,605	$17,236	12.3%
Operating expenses:
Hotel operating expenses	20,109	23,452	(3,343)	(14.3)%
General and administrative expenses	3,892	3,304	588	17.8%
Depreciation and amortization	51,043	46,176	4,867	10.5%
Gain on sale of hotel properties	—	(864)	864	n/m

Total operating expenses	75,044	72,068	2,976	4.1%

Income from operations	81,797	67,537	14,260	21.1%
Other non-operating expense	1,209	1,069	140	13.1%
Interest expense, net	34,394	31,986	2,408	7.5%

Income before income tax expense (benefit)	46,194	34,482	11,712	34.0%
Income tax expense (benefit)	424	(1,858)	2,282	122.8%

Net income	$45,770	$36,340	$9,430	25.9%

n/m = not meaningful

Rental revenues from Extended Stay America, Inc. Rental revenues increased by approximately $17.2 million, or 12.3%, to approximately $156.8 million for the three months ended September 30, 2015 compared to approximately $139.6 million for the three months ended September 30, 2014. Rental revenues consist of fixed minimum rental payments recognized on a straight-line basis over the lease terms plus specified percentages paid by the Operating Lessees on hotel revenues over designated thresholds. Percentage rental revenues of approximately $33.7 million and $16.2 million were recognized during the three months ended September 30, 2015 and 2014, respectively. Percentage rental revenues increased primarily due to the increased revenues of the leased hotel properties. The appreciation of the U.S. dollar relative to the Canadian dollar partially offset this increase.

Hotel operating expenses. Hotel operating expenses decreased by approximately $3.3 million, or 14.3%, to approximately $20.1 million for the three months ended September 30, 2015 compared to approximately $23.5 million for the three months ended September 30, 2014. The decrease was primarily driven by a decrease in property-related costs that were obligations of ESH REIT due to its ownership of the hotels, including property insurance claims and other related expenses totaling approximately $3.3 million mainly due to fewer and less severe insurable events than in the prior year, and real estate tax expense of approximately $0.9 million due to the reduction in estimated tax expense in certain jurisdictions. This decrease was partially offset by an increase in loss on disposal of assets of approximately $1.0 million.

General and administrative expenses. General and administrative expenses increased by approximately $0.6 million, or 17.8%, to approximately $3.9 million for the three months ended September 30, 2015 compared to approximately $3.3 million for the three months ended September 30, 2014. The increase was mainly due to an increase in reimbursable costs of approximately $0.7 million to ESA Management for certain overhead services performed on ESH REIT’s behalf (including executive management, accounting, financial analysis, training and technology) as well as an increase in professional and other fees of approximately $0.2 million, partially offset by a decrease in public company transition costs of approximately $0.4 million.

Depreciation and amortization. Depreciation and amortization increased by approximately $4.9 million, or 10.5%, to approximately $51.0 million for the three months ended September 30, 2015 compared to approximately $46.2 million for the three months ended September 30, 2014. The increase in depreciation and amortization was primarily due to an increase in investment in hotel assets as a result of our hotel reinvestment program.

Gain on sale of hotel properties. During the three months ended September 30, 2014, ESH REIT recognized a gain on sale of hotel properties of approximately $0.9 million, which related to the sale of its two Hometown Inn-branded hotels in July 2014.

Other non-operating expense. During the three months ended September 30, 2015 and 2014, ESH REIT recognized non-cash foreign currency transaction losses of approximately $1.2 million and $1.1 million, respectively, mainly related to the appreciation of the U.S. dollar versus the Canadian dollar at one of its Canadian currency-based entities which has U.S. dollar denominated debt.

Interest expense, net. Net interest expense increased by approximately $2.4 million, or 7.5%, to approximately $34.4 million for the three months ended September 30, 2015 compared to approximately $32.0 million for the three months ended September 30, 2014. In May 2015, ESH REIT repaid $500.0 million of its 2012 Mortgage Loan (as defined in “— Liquidity and Capital Resources”) using the net proceeds from the issuance of its 2025 Notes (as defined in “ — Liquidity and Capital Resources”), increasing ESH REIT’s weighted-average interest rate from approximately 3.9% to approximately 4.3%.

Income tax expense (benefit). ESH REIT’s effective income tax rate increased by approximately 6.3 percentage points to a provision of approximately 0.9% for the three months ended September 30, 2015 compared to a benefit of approximately 5.4% for the three months ended September 30, 2014, primarily due to discrete provision to return adjustments recognized upon the filing of tax returns. ESH REIT’s effective tax rate is lower than the federal statutory rate of 35% due to its status as a REIT under the provisions of the Code during these periods. In the future, ESH REIT intends to distribute approximately 95% of its taxable income, excluding net capital gains. ESH REIT will incur federal and state income tax at statutory rates on its taxable income not distributed.

Comparison of Nine Months Ended September 30, 2015 and September 30, 2014

As of September 30, 2015 and 2014, ESH REIT owned 682 hotels consisting of 76,000 rooms. On September 18, 2015, subsidiaries of ESH REIT, together with a subsidiary of the Corporation, entered into a purchase and sale agreement to sell a portfolio of 53 of ESH REIT’s hotel properties, 47 of which operate under the Crossland Economy Studios brand and six of which operate under the Extended Stay America brand, and certain of the Corporation’s intellectual property. The transaction is expected to close in the fourth quarter of 2015. Upon closing, the existing lease will be amended to reflect the fact that ESH REIT no longer owns these 53 hotel properties.

The following table presents ESH REIT’s consolidated results of operations for the nine months ended September 30, 2015 and 2014, including the amount and percentage change in these results between the periods (in thousands):

	Nine Months Ended September 30,
	2015	2014	Change ($)	Change (%)
Revenues: Rental revenues from Extended Stay America, Inc.	$403,632	$386,851	$16,781	4.3%
Operating expenses:
Hotel operating expenses	65,465	71,136	(5,671)	(8.0)%
General and administrative expenses	12,251	12,831	(580)	(4.5)%
Depreciation and amortization	148,365	136,258	12,107	8.9%
Gain on sale of hotel properties	—	(864)	864	n/m

Total operating expenses	226,081	219,361	6,720	3.1%
Other income	37	263	(226)	(85.9)%

Income from operations	177,588	167,753	9,835	5.9%
Other non-operating expense	2,275	2,719	(444)	(16.3)%
Interest expense, net	99,679	111,416	(11,737)	(10.5)%

Income before income tax expense (benefit)	75,634	53,618	22,016	41.1%
Income tax expense (benefit)	630	(1,303)	1,933	148.3%

Net income	$75,004	$54,921	$20,083	36.6%

n/m = not meaningful

Rental revenues from Extended Stay America, Inc. Rental revenues increased by approximately $16.8 million, or 4.3%, to approximately $403.6 million for the nine months ended September 30, 2015 compared to approximately $386.9 million for the nine months ended September 30, 2014. Rental revenues consist of fixed minimum rental payments recognized on a straight-line basis over the lease terms plus specified percentages paid by the Operating Lessees on hotel revenues over designated thresholds. Percentage rental revenues of approximately $34.1 million and $16.2 million were recognized during the nine months ended September 30, 2015 and 2014, respectively. Percentage rental revenues increased primarily due to increased revenues of the leased hotel properties. The sale of two hotel properties in July 2014 as well as the appreciation of the U.S. dollar relative to the Canadian dollar partially offset this increase.

Hotel operating expenses. Hotel operating expenses decreased by approximately $5.7 million, or 8.0%, to approximately $65.5 million for the nine months ended September 30, 2015 compared to approximately $71.1 million for the nine months ended September 30, 2014. The decrease was primarily driven by a decrease in property-related costs that were obligations of ESH REIT due to its ownership of the hotels, including property insurance claims and other related expenses totaling approximately $4.9 million mainly due to fewer and less severe insurable events than in the prior year, and real estate tax expense of approximately $0.9 million due to the receipt of prior year real estate tax refunds in certain jurisdictions. This decrease was partially offset by an increase in loss on disposal of assets of approximately $0.7 million.

General and administrative expenses. General and administrative expenses decreased by approximately $0.6 million, or 4.5%, to approximately $12.3 million for the nine months ended September 30, 2015 compared to approximately $12.8 million for the nine months ended September 30, 2014. The decrease was mainly due to a decrease in public company transition costs and consulting fees of approximately $3.5 million, partially offset by an increase in reimbursable costs of approximately $1.9 million to ESA Management for certain overhead services performed on ESH REIT’s behalf (including executive management, accounting, financial analysis, training and technology) as well as an increase in professional and other fees of approximately $0.8 million.

Depreciation and amortization. Depreciation and amortization increased by approximately $12.1 million, or 8.9%, to approximately $148.4 million for the nine months ended September 30, 2015 compared to approximately $136.3 million for the nine months ended September 30, 2014. The increase in depreciation and amortization was primarily due to an increase in investment in hotel assets as a result of our hotel reinvestment program.

Gain on sale of hotel properties. During the nine months ended September 30, 2014, ESH REIT recognized a gain on sale of hotel properties of approximately $0.9 million, which related to the sale of its two Hometown Inn-branded hotels in July 2014.

Other non-operating expense. During the nine months ended September 30, 2015 and 2014, ESH REIT recognized non-cash foreign currency transaction losses of approximately $2.3 million and $2.7 million, respectively, mainly related to the appreciation of the U.S. dollar versus the Canadian dollar at one of its Canadian currency-based entities which has U.S. dollar denominated debt.

Interest expense, net. Excluding debt extinguishment costs of approximately $2.3 million and $9.4 million incurred during the nine months ended September 30, 2015 and 2014, respectively, net interest expense decreased by approximately $4.6 million, or 4.5%, to approximately $97.4 million for the nine months ended September 30, 2015 compared to approximately $102.0 million for the nine months ended September 30, 2014. In June 2014, ESH REIT repaid the remaining outstanding principal amount of $365.0 million of three mezzanine loans using principally all of the net proceeds from its 2014 Term Loan (as defined in “— Liquidity and Capital Resources”), decreasing ESH REIT’s weighted-average interest rate from approximately 4.4% to approximately 3.9%. In May 2015, ESH REIT repaid $500.0 million of its 2012 Mortgage Loan (as defined in “— Liquidity and Capital Resources”) using the net proceeds from the issuance of its 2025 Notes (as defined in “— Liquidity and Capital Resources”), increasing ESH REIT’s weighted-average interest rate from approximately 3.9% to approximately 4.3%.

Income tax expense (benefit). ESH REIT’s effective income tax rate increased by approximately 3.2 percentage points to a provision of approximately 0.8% for the nine months ended September 30, 2015 compared to a benefit of approximately 2.4% for the nine months ended September 30, 2014, primarily due to discrete provision to return adjustments recognized upon the filing of tax returns. ESH REIT’s effective tax rate is lower than the federal statutory rate of 35% due to its status as a REIT under the provisions of the Code during these periods. In the future, ESH REIT intends to distribute approximately 95% of its taxable income, excluding net capital gains. ESH REIT will incur federal and state income tax at statutory rates on its taxable income not distributed.

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

The Company uses Adjusted EBITDA when evaluating our performance because we believe the adjustment for certain additional items, described below, provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted EBITDA, when combined with the U.S. GAAP presentation of net income, net income per common share and cash flow provided by operating activities, is beneficial to the overall understanding of our ongoing operating performance. We adjust EBITDA for the following items and refer to this measure as Adjusted EBITDA:

•	Non-cash equity-based compensation—We exclude non-cash charges related to the amortization of equity-based compensation awards to employees and directors.

•	Other non-operating expense (income)—We exclude the effect of other non-operating income or expense, as we believe non-cash foreign currency transaction gain or loss is not reflective of ongoing or future operating performance.

•	Impairment of long-lived assets—We exclude the effect of impairment losses recorded on property and equipment and intangible assets, as we believe they are not reflective of ongoing or future operating performance.

•	(Gain) loss on the sale of hotel properties—We exclude the gain or loss on the sale of hotel properties, as we believe it is not reflective of ongoing or future operating performance.

•	Other expenses (income)—We exclude the effect of income or expenses that we do not consider reflective of ongoing or future operating performance including the following: public company transition costs, including costs incurred in connection with the preparation of the registration statement filed on June 5, 2015 and the August 2014 secondary offering, consulting fees related to the implementation of certain key strategic initiatives, and loss on disposal of assets.

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

EBITDA and Adjusted EBITDA are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single, consolidated enterprise, which is reflected in the consolidated Company results of operations; therefore, we believe these performance measures are meaningful for the Company only. The following table provides a reconciliation of net income to EBITDA and Adjusted EBITDA for the Company for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Net income	$58,225		$60,185		$150,890		$122,550
Interest expense, net	35,157		33,377		101,975		116,464
Income tax expense	21,293		18,970		48,119		38,187
Depreciation and amortization	52,268		47,124		151,980		139,401

EBITDA	166,943		159,656		452,964		416,602
Non-cash equity-based compensation	3,021		2,283		7,940		7,173
Other non-operating expense	1,143		1,058		2,035		2,837
Impairment of long-lived assets	9,011		—		9,011		—
Gain on sale of hotel properties	—		(864)		—		(864)
Other expenses	1,290	(1)	969	(2)	4,034	(3)	7,561	(4)

Adjusted EBITDA	$181,408		$163,102		$475,984		$433,309

(1)	Includes loss on disposal of assets of approximately $1.3 million.
(2)	Includes public company transition costs of approximately $0.8 million, including approximately $0.6 million in costs incurred in connection with the August 2014 secondary offering, and loss on disposal of assets of approximately $0.2 million.
(3)	Includes costs incurred in connection with the preparation of the registration statement filed on June 5, 2015 of approximately $0.7 million, and loss on disposal of assets of approximately $3.3 million.
(4)	Includes public company transition costs of approximately $3.2 million, including approximately $1.5 million in costs incurred in connection with the August 2014 secondary offering, consulting fees of approximately $1.9 million related to the implementation of certain key strategic initiatives, including review of our corporate infrastructure, and loss on disposal of assets of approximately $2.5 million.

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

Hotel Operating Profit and Hotel Operating Margin are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single, consolidated enterprise, which is reflected in the consolidated Company results of operations; therefore, we believe these performance measures are meaningful for the Company only. The following table provides a reconciliation of room revenues, other hotel revenues and hotel operating expenses (excluding loss on disposal of assets) to Hotel Operating Profit and Hotel Operating Margin for the Company for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Room revenues	$355,445	$333,970	$974,127	$917,286
Other hotel revenues	5,071	4,583	14,291	13,497

Total hotel revenues	360,516	338,553	988,418	930,783
Hotel operating expenses(1)	157,761	158,914	447,217	445,756

Hotel Operating Profit	$202,755	$179,639	$541,201	$485,027

Hotel Operating Margin	56.2%	53.1%	54.8%	52.1%

(1)	Excludes loss on disposal of assets of approximately $1.3 million, $0.2 million, $3.3 million and $2.5 million, respectively.

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

Paired Share Income is defined as the sum of net income attributable to common shareholders and noncontrolling interests attributable to Class B common shares of ESH REIT. Adjusted Paired Share Income is defined as Paired Share Income adjusted for items that, net of income taxes, we believe are not reflective of our ongoing or future operating performance. We adjust Paired Share Income for the following items, net of income taxes, and refer to this measure as Adjusted Paired Share Income: debt extinguishment costs, other non-operating (income) expense (including foreign currency transaction gain or loss), impairment of long-lived assets, (gain) loss on sale of hotel properties, and other expense (income), such as public company transition costs, including costs incurred in connection with the preparation of the registration statement filed on June 5, 2015 and the August 2014 secondary offering, consulting fees related to certain key strategic initiatives, and loss on disposal of assets. With the exception of equity-based compensation, an ongoing charge, and debt extinguishment costs, these adjustments (other than the effect of income taxes) are the same as those used in the reconciliation of EBITDA to Adjusted EBITDA.

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

Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single, consolidated enterprise, which is reflected in the consolidated Company results of operations; therefore, we believe these performance measures are meaningful for the Company only. The following table provides a reconciliation of net income attributable to common shareholders to Paired Share Income, Adjusted Paired Share Income and a calculation of Adjusted Paired Share Income per Paired Share for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per Paired Share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Net income attributable to common shareholders	$37,656		$43,875		$117,187		$97,901
Noncontrolling interests attributable to Class B common shares of ESH REIT	20,565		16,306		33,691		24,637

Paired Share Income	58,221		60,181		150,878		122,538
Debt extinguishment costs	—		—		1,790		7,185
Other non-operating expense	837		281		1,487		2,158
Impairment of long-lived assets	6,598		—		6,598		—
Gain on sale of hotel properties	—		(659)		—		(659)
Other expenses	944	(1)	76	(2)	3,050	(3)	5,761	(4)

Adjusted Paired Share Income	$66,600		$59,879		$163,803		$136,983

Adjusted Paired Share Income per Paired Share – basic	$0.33		$0.29		$0.80		$0.67

Adjusted Paired Share Income per Paired Share – diluted	$0.33		$0.29		$0.80		$0.67

Weighted average Paired Shares outstanding – basic	204,281		203,593		204,171		203,449

Weighted average Paired Shares outstanding – diluted	204,685		204,540		204,538		204,492

(1)	Includes loss on disposal of assets of approximately $1.3 million pre-tax, which totals approximately $0.9 million after-tax.
(2)	Includes public company transition costs of approximately $0.8 million pre-tax, including approximately $0.6 million pre-tax in costs incurred in connection with the August 2014 secondary offering, and loss on disposal of assets of approximately $0.2 million pre-tax, which total approximately $0.1 million after-tax.
(3)	Includes costs incurred in connection with the preparation of the registration statement filed on June 5, 2015 of approximately $0.7 million pre-tax, and loss on disposal of assets of approximately $3.3 million pre-tax, which total approximately $3.1 million after-tax.
(4)	Includes public company transition costs of approximately $3.2 million pre-tax, including approximately $1.5 million pre-tax in costs incurred in connection with the August 2014 secondary offering, consulting fees of approximately $1.9 million pre-tax related to the implementation of certain key strategic initiatives, including review of our corporate infrastructure, and loss on disposal of assets of approximately $2.5 million pre-tax, which total approximately $5.8 million after-tax.

Liquidity and Capital Resources

Company Overview

On a consolidated basis, we have historically generated significant cash flow from operations and have financed our ongoing business primarily with existing cash and cash flow generated from operations. We generated cash flow from operations of approximately $365.2 million for the nine months ended September 30, 2015. Our current liquidity requirements consist primarily of funds necessary to pay for operating expenses directly associated with our hotels, recurring maintenance and capital expenditures necessary to maintain our hotels, general and administrative expenses, interest expense, scheduled principal payments (including debt maturity payments) on ESH REIT’s outstanding indebtedness, Corporation distributions and required ESH REIT distributions. In addition to recurring maintenance and capital expenditures necessary to maintain our hotels, we are also performing, and expect to continue to perform, renovations to our hotels. See “—Capital Expenditures—Hotel Reinvestment Program.” We expect to fund our hotel reinvestment program from a combination of cash on hand, cash flow from operations and/or borrowings under our revolving credit facilities, as needed. Other long-term liquidity requirements may include the need to obtain funds to acquire, develop or construct additional hotels.

The Company had cash and cash equivalents of approximately $107.5 million and restricted cash of approximately $193.1 million at September 30, 2015. Based upon the current level of operations, management believes that cash flow from operations together with cash balances and available borrowings under revolving credit facilities (as described below) will be adequate to meet our anticipated funding requirements and business objectives for the foreseeable future. We regularly review our capital structure and at any time may refinance or repay existing indebtedness, incur new indebtedness or issue debt or equity securities.

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

On June 5, 2015, the Corporation and ESH REIT filed an automatic shelf registration statement with the SEC pursuant to which, from time to time, (i) the Corporation and ESH REIT may offer and sell an unlimited number of Paired Shares and (ii) certain selling stockholders (the “Selling Shareholders”) may offer and sell up to 142,960,388 Paired Shares. The Selling Shareholders consist solely of entities affiliated with the Sponsors and do not include officers or directors of the Corporation or ESH REIT. As of September 30, 2015, the Corporation, ESH REIT and the Selling Shareholders have not sold any securities registered pursuant to the automatic shelf registration statement.

On September 18, 2015, subsidiaries of the Company entered into a purchase and sale agreement to sell a portfolio of 53 hotel properties, 47 of which operate under the Crossland Economy Studios brand and six of which operate under the Extended Stay America brand, and certain intellectual property of Crossland Economy Studios for $285.0 million, subject to customary adjustments. As of September 30, 2015, the Company and ESH REIT have classified these assets and their related liabilities as assets held for sale and liabilities related to assets held for sale, respectively, in the accompanying unaudited condensed consolidated balance sheet. See Note 3 to each of the unaudited condensed consolidated financial statements of the Company and ESH REIT, both of which are included elsewhere in this combined quarterly report on Form 10-Q. The Company and ESH REIT expect the transaction to close in the fourth quarter of 2015. Upon closing, ESH REIT expects to repay approximately $86.1 million of the 2012 Mortgage Loan outstanding balance. ESH REIT expects to use its net proceeds from the transaction to either repay additional debt or fund future capital expenditures, acquisitions, development or construction of new hotels in compliance with its existing debt agreements. At this time, the Corporation has not finalized its plans for the use of proceeds from the sale of the Crossland Economy Studios intellectual property. In addition, ESH REIT and the Corporation expect to make a special distribution in the amount of approximately $0.20 to $0.25 per Paired Share, of which approximately $0.18 to $0.20 is expected to be funded by ESH REIT, with the remainder expected to be funded by the Corporation. No distribution has yet been declared, and there can be no assurance that any distribution will be declared or paid.

On October 27, 2015, the Board of Directors of ESH REIT declared a cash distribution of $0.15 per share for the third quarter of 2015. Additionally, the Board of Directors of the Corporation declared a cash distribution of $0.02 per share for the third quarter of 2015. These distributions, which total $0.17 per Paired Share, will be payable November 24, 2015 to shareholders of record as of November 10, 2015. See “Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distribution Policies” in our combined annual report on Form 10-K filed with the SEC on February 26, 2015 for a description of our distribution policies.

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

On October 27, 2015, the Board of Directors of the Corporation declared a cash distribution of $0.02 per share for the third quarter of 2015 on its common stock. This distribution is payable on November 24, 2015 to shareholders of record as of November 10, 2015. In addition, upon closing of its contracted sale of the Crossland Economy Studios intellectual property, the Corporation expects to make a special distribution in the amount of approximately $0.02 to $0.07 per share. No distribution has yet been declared, and there can be no assurance that any distribution will be declared or paid. See “Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distribution Policies” in our combined annual report on Form 10-K filed with the SEC on February 26, 2015 for a description of the Corporation’s distribution policies.

The Corporation may continue to pay distributions on its common stock to meet all or a portion of our expected distribution rate on our Paired Shares. The payment of distributions in the future will be at the discretion of the Corporation’s Board of Directors. Any such distributions will be made subject to the Corporation’s compliance with applicable law, and will depend on, among other things, the receipt by the Corporation of distributions from ESH REIT in respect of the Class A common stock, the Corporation’s results of operations and financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in any existing and future debt agreements of the Corporation and ESH REIT and in any preferred stock and other factors that the Corporation’s Board of Directors may deem relevant.

Based upon the current level of operations, management believes that the Corporation’s cash position, cash flow from operations and available borrowings under the Corporation Revolving Credit Facility will be adequate to meet all of the Corporation’s funding requirements and business objectives for the foreseeable future.

ESH REIT

ESH REIT’s primary source of liquidity is rental revenues derived from contractual lease arrangements with the Operating Lessees. ESH REIT’s primary use of liquidity is fixed costs of ownership of the hotel properties, including interest expense, scheduled principal payments (including debt maturity payments) on its outstanding indebtedness, real estate tax expense, property insurance expense, capital expenditures, including those capital expenditures related to our hotel reinvestment program, and the payment of distributions. Other long-term liquidity requirements may include the need to obtain funds to acquire, develop or construct additional hotels. In order to qualify and maintain its status as a REIT, ESH REIT must distribute annually to its shareholders an amount at least equal to:

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

On October 27, 2015, the Board of Directors of ESH REIT declared a cash distribution of $0.15 per share for the third quarter of 2015 on its Class A and Class B common stock. This distribution is payable on November 24, 2015 to shareholders of record as of November 10, 2015. In addition, upon closing of its contracted portfolio sale of the 53 hotel properties, ESH REIT expects to make a special distribution in the amount of approximately $0.18 to $0.20 per share. No distribution has yet been declared, and there can be no assurance that any distribution will be declared or paid. See “Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distribution Policies” in our combined annual report Form 10-K filed with the SEC on February 26, 2015 for a description of ESH REIT’s distribution policies.

Due to REIT distribution requirements, ESH REIT has historically not accumulated significant amounts of cash and is not expected to do so in the future. As a result, and as discussed above, we expect that ESH REIT will need to refinance all or a portion of its debt, including the 2012 Mortgage Loan, the 2014 Term Loan and the 2025 Notes (each as defined below) on or before maturity. ESH REIT’s long-term liquidity requirements will also include the repayment of any outstanding amounts under ESH REIT’s revolving credit facility which matures in November 2016. See “—Our Indebtedness—ESH REIT Mortgage Loan”, “—Our Indebtedness—ESH REIT Term Loan Facility”, “—Our Indebtedness – ESH REIT Senior Notes” and “—Our Indebtedness—ESH REIT Revolving Credit Facility.” We cannot assure you that ESH REIT will be able to refinance any of its debt on attractive terms on or before maturity, on commercially reasonable terms or at all.

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

Sources and Uses of Cash – The Company

The following cash flow table and comparisons are provided for the Company:

Comparison of Nine Months Ended September 30, 2015 and September 30, 2014

We had unrestricted cash and cash equivalents of approximately $107.5 million and $20.4 million at September 30, 2015 and 2014, respectively. The following table summarizes the changes in our cash and cash equivalents as a result of operating, investing and financing activities for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,		Change ($)
	2015	2014
Cash provided by (used in):
Operating activities	$365,231	$303,327	$61,904
Investing activities	(256,653)	(246,635)	(10,018)
Financing activities	(122,340)	(96,653)	(25,687)
Effects of changes in exchange rate on cash and cash equivalents	(56)	(65)	9

Net decrease in cash and cash equivalents	$(13,818)	$(40,026)	$26,208

Cash Flows provided by Operating Activities

Cash flows provided by operating activities totaled approximately $365.2 million for the nine months ended September 30, 2015 compared to approximately $303.3 million for the nine months ended September 30, 2014, an increase of approximately $61.9 million. Cash flows from operations was positively impacted during the nine months ended September 30, 2015 by additional cash generated through improved operating performance of our hotels, specifically a 6.5% increase in RevPAR.

Cash Flows used in Investing Activities

Cash flows used in investing activities totaled approximately $256.7 million for the nine months ended September 30, 2015 compared to approximately $246.6 million for the nine months ended September 30, 2014, an increase of approximately $10.0 million. Cash flows used in investing activities increased during the nine months ended September 30, 2015, primarily due to higher purchases of property and equipment as evidenced by the fact that approximately 231,000 room nights were displaced from renovation during the nine months ended September 30, 2015 compared to approximately 154,000 room nights which were displaced from renovation during the nine months ended September 30, 2014. This increase was partially offset by a decrease in the use of restricted cash.

Cash Flows used in Financing Activities

Cash flows used in financing activities totaled approximately $122.3 million for the nine months ended September 30, 2015 compared to approximately $96.7 million for the nine months ended September 30, 2014, an increase of approximately $25.7 million. Cash flows used in financing activities increased during the nine months ended September 30, 2015 partly due to total distributions to shareholders of approximately $100.4 million during the nine months ended September 30, 2015 compared to total distributions to shareholders of approximately $77.8 million during the nine months ended September 30, 2014, an increase of approximately $22.6 million. Also, ESH REIT made a mandatory prepayment of approximately $8.5 million on its 2014 Term Loan during the nine months ended September 30, 2015.

Sources and Uses of Cash – ESH REIT

The following cash flow table and comparisons are provided for ESH REIT:

Comparison of Nine Months Ended September 30, 2015 and September 30, 2014

ESH REIT had unrestricted cash and cash equivalents of approximately $33.4 million and $3.1 million at September 30, 2015 and 2014, respectively. The following table summarizes the changes in ESH REIT’s cash and cash equivalents as a result of operating, investing and financing activities for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014	Change ($)
Cash provided by (used in):
Operating activities	$361,097	$283,632	$77,465
Investing activities	(251,330)	(221,933)	(29,397)
Financing activities	(110,136)	(77,225)	(32,911)

Net decrease in cash and cash equivalents	$(369)	$(15,526)	$15,157

Cash Flows provided by Operating Activities

Cash flows provided by operating activities totaled approximately $361.1 million for the nine months ended September 30, 2015 compared to approximately $283.6 million for the nine months ended September 30, 2014, an increase of approximately $77.5 million. Cash flows provided by operating activities increased during the nine months ended September 30, 2015 primarily due to an increase in percentage rental revenues collected of approximately $51.6 million, which is due primarily to hotel revenue increases year over year at ESH REIT’s hotels.

Cash Flows used in Investing Activities

Cash flows used in investing activities totaled approximately $251.3 million for the nine months ended September 30, 2015 compared to approximately $221.9 million for the nine months ended September 30, 2014, an increase of approximately $29.4 million. Cash flows used in investing activities increased during the nine months ended September 30, 2015, primarily due to higher purchases of property and equipment as evidenced by the fact that approximately 231,000 room nights were displaced from renovation during the nine months ended September 30, 2015 compared to approximately 154,000 room nights which were displaced from renovation during the nine months ended September 30, 2014. Further, there was an increase in the use of restricted cash.

Cash Flows used in Financing Activities

Cash flows used in financing activities totaled approximately $110.1 million for the nine months ended September 30, 2015 compared to approximately $77.2 million for the nine months ended September 30, 2014, an increase of approximately $32.9 million. Cash flows used in financing activities increased during the nine months ended September 30, 2015 partly due to ESH REIT’s distributions to holders of Class A and B common stock of approximately $204.9 million during the nine months ended September 30, 2015 compared to approximately $172.9 million during the nine months ended September 30, 2014, an increase of approximately $32.0 million. Also, ESH REIT made a mandatory prepayment of approximately $8.5 million on its 2014 Term Loan during the nine months ended September 30, 2015.

Capital Expenditures

We maintain each of our hotels in good repair and condition and in conformity with applicable laws and regulations. The cost of all improvements and significant alterations are generally made with cash flows from operations. During the nine months ended September 30, 2015 and 2014, we incurred capital expenditures of approximately $141.2 million and $125.9 million, respectively. These capital expenditures were primarily made as a result of our hotel reinvestment program, which remains ongoing. Funding for future capital expenditures is expected to be provided primarily from cash flows from operations or, to the extent necessary, the Corporation or ESH REIT Revolving Credit Facilities. In 2015, we expect to incur capital expenditures between $205.0 million and $215.0 million, including the amounts spent in the first, second and third quarters.

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

A hotel renovation generally requires approximately $1.0 million in spend per hotel. Hotel renovations typically include remodeling of common areas, new paint, carpet, signage, tile or vinyl flooring and counters in bathrooms and kitchens, as well as the refurbishment of furniture, replacement of aged mattresses and installation of new flat screen televisions, artwork, lighting and bedspreads.

We have undertaken the hotel reinvestment program in phases. As of September 30, 2015, we have substantially completed renovations at 413 hotels, with total incurred costs of approximately $407.6 million. Also, as of September 30, 2015, we are in the process of implementing renovations at 49 additional hotels and will begin renovations at an additional 14 hotels during the fourth quarter of 2015, with estimated total costs of approximately $67.8 million. Additionally, in July 2015, the Corporation’s and ESH REIT’s Board of Directors approved renovations for the remainder of the Extended Stay America-branded hotels, with estimated total costs of approximately $157.1 million, approximately $9.9 million of which is expected to be incurred in the fourth quarter. All renovations are expected to be completed by early 2017.

Our Indebtedness

ESH REIT Mortgage Loan

On November 30, 2012, ESA P Portfolio L.L.C., ESA P Portfolio MD Borrower L.L.C., ESA Canada Properties Borrower L.L.C., ESH/TN Properties L.L.C. (each a subsidiary of ESH REIT and collectively, the “Mortgage Borrower”) entered into a $2.52 billion mortgage loan comprised of three components (the “2012 Mortgage Loan”), which is governed by that certain Loan Agreement, dated as of November 30, 2012, by and among the Mortgage Borrower, certain affiliates of the Mortgage Borrower, JPMorgan Chase Bank, National Association, German American Capital Corporation, Citigroup Global Markets Realty Corp., Bank of America, N.A. and Goldman Sachs Mortgage Company (as amended, the “MLA”). Component A is comprised of five subcomponents, three of which still have principal outstanding. The three outstanding subcomponents each have varying floating interest rates and a collective weighted-average interest rate of LIBOR plus approximately 2.8%, a total balance of approximately $29.3 million and maturity date of December 1, 2015, with two one-year extension options. Components B and C have fixed interest rates of approximately 3.4% and 4.1%, total balances of approximately $168.0 million and $1,820.0 million and maturity dates of December 1, 2017 and December 1, 2019, respectively.

As of September 30, 2015, the outstanding balance on the 2012 Mortgage Loan was approximately $2.02 billion (including approximately $86.1 million in outstanding indebtedness classified as liabilities related to assets held for sale as of September 30, 2015). The 2012 Mortgage Loan requires monthly interest-only payments of approximately $6.8 million. Each component of the 2012 Mortgage Loan has amounts that are freely prepayable. The below table shows freely prepayable amounts and prepayment penalties under the 2012 Mortgage Loan.

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

The occurrence of an Event of Default, a Debt Yield Trigger Event (a Debt Yield, as defined, of less than 9.0%) or a Guarantor Bankruptcy Event triggers a Cash Trap Event, as defined. During the period of a Cash Trap Event, any excess cash flow, after all monthly requirements (including the payment of management fees and operating expenses) are fully funded, is held by the loan service agent as additional collateral for the 2012 Mortgage Loan. As of September 30, 2015, no notice of a Cash Trap Event having been triggered had been received, as the Debt Yield was 28.6%.

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

ESH REIT made a mandatory prepayment of approximately $8.5 million during the three months ended March 31, 2015. An additional mandatory prepayment may be required during the three months ending March 31, 2016 based on the calculation of Excess Cash Flow for the year ending December 31, 2015. As of September 30, 2015, the outstanding balance of the 2014 Term Loan was approximately $365.1 million, net of an unaccreted discount of approximately $1.4 million.

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

The 2014 Term Loan contains a number of covenants that, among other things and subject to certain exceptions, restrict ESH REIT’s ability and the ability of its subsidiaries to incur additional indebtedness, pay distributions and make other restricted payments, engage in transactions with ESH REIT’s affiliates, sell all or substantially all of its assets, merge and create liens. The 2014 Term Loan also contains certain customary affirmative covenants and events of default. During a Trigger Event, an Adjusted Trigger Event, a Default or an Event of Default, each as defined in the 2014 Term Loan, ESH REIT is restricted from making cash distributions, subject to certain exceptions. As of September 30, 2015, none of these events had occurred.

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

In connection with the issuance of the 2025 Notes, ESH REIT incurred costs of approximately $11.5 million, inclusive of underwriter, credit rating agency and attorney fees and other costs. These issuance costs are included in deferred financing costs in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2015 and will be amortized to net interest expense over the term of the 2025 Notes.

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

The Indenture contains a number of customary covenants that, subject to certain exceptions, limit ESH REIT’s ability and the ability of certain of its subsidiaries to incur additional debt, create certain liens, pay dividends or distributions, make certain investments and other payments, enter into affiliate transactions, sell assets or merge, consolidate or transfer substantially all of their assets, among other things. ESH REIT was in compliance with all covenants set forth in the Indenture as of September 30, 2015.

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

As of September 30, 2015, the outstanding balance drawn on the ESH REIT Revolving Credit Facility was $0 and the amount of borrowing capacity was $250.0 million.

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

In order to avoid a Trigger Event or an Adjusted Trigger Event, the ESH REIT Revolving Credit Facility requires a Debt Yield and an Adjusted Debt Yield, each as defined, of at least 11.5%. The occurrence of a Trigger Event or an Adjusted Trigger Event would require ESH REIT to repay the outstanding facility balance and would restrict its ability to make additional borrowings. As of September 30, 2015, the Debt Yield and Adjusted Debt Yield were 28.6% and 20.0%, respectively, and no Trigger Event or Adjusted Trigger Event had occurred.

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

As of September 30, 2015, the outstanding balance drawn on the Corporation Revolving Credit Facility was $0 and the amount of borrowing capacity under the facility was $46.4 million, reduced from $50.0 million due to a $3.6 million letter of credit outstanding.

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

In order to avoid a Trigger Event or an Adjusted Trigger Event, each as defined, the Corporation Revolving Credit Facility requires a Debt Yield and an Adjusted Debt Yield of at least 12.0%. The occurrence of a Trigger Event or an Adjusted Trigger Event would require the Corporation to repay the outstanding facility balance and would restrict its ability to make additional borrowings. As of September 30, 2015, the Debt Yield and Adjusted Debt Yield were 28.6% and 20.0%, respectively, and no Trigger Event or Adjusted Trigger Event had occurred.

Corporation Mandatorily Redeemable Preferred Stock

The Corporation has authorized 350.0 million shares of preferred stock, par value $0.01 per share, of which 21,202 shares of mandatorily redeemable voting preferred stock were issued and outstanding as of September 30, 2015. Dividends on these preferred shares are payable quarterly in arrears at a rate of 8.0% per year. With respect to dividend, distribution and liquidation rights, the 8.0% voting preferred stock ranks senior to the Corporation’s common stock. Holders of the 8.0% voting preferred stock are generally entitled to one vote for each share and will vote together with the Corporation common stock as a single class on all matters that the Corporation’s common shareholders are entitled to vote upon. On or after November 15, 2018, a holder of the 8.0% voting preferred stock has the right to require the Corporation to redeem in cash the 8.0% voting preferred stock at $1,000 per share plus any accumulated but unpaid dividends. On November 15, 2020, the Corporation shall mandatorily redeem all of the 8.0% voting preferred stock at $1,000 per share plus any accumulated but unpaid dividends.

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

A summary of our critical accounting policies are described in our combined annual report on Form 10-K filed with the SEC on February 26, 2015 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and as noted below. These critical accounting policies include investment in property and equipment, impairment of property and equipment, assets held for sale, discontinued operations, revenue recognition, income taxes, equity-based compensation and consolidation policies. We believe these policies require material subjective or complex judgments and have the most significant impact on our financial condition and results of operations. We evaluate estimates, assumptions and judgments on an ongoing basis, based on information that is then available to us, our experience and various matters that we believe are reasonable and appropriate for consideration under the circumstances. There have been no material changes to our critical accounting policies as compared to those included in our combined annual report on Form 10-K filed with the SEC on February 26, 2015, other than those noted below.

Assets Held For Sale—The Company classifies assets as held for sale when management commits to a formal plan to sell the assets, actively seeks a buyer for the assets and the consummation of a sale is considered probable and is expected within one year. The Company considers the consummation of a sale probable once a purchase and sale agreement has been executed, the buyer has a significant non-refundable deposit at risk and no significant financing contingencies exist. Upon designating an asset as held for sale, the Company stops recognizing depreciation expense and records the asset at the lower of its carrying value, which includes allocable goodwill, or its estimated fair value, less estimated costs to sell. Any such adjustment in the carrying value is recognized as an impairment charge. As of September 30, 2015, the Company classified certain assets and their related liabilities as assets held for sale and liabilities related to assets held for sale, respectively, in the accompanying unaudited condensed consolidated balance sheet.

Discontinued Operations—Effective January 1, 2014, the Company early adopted Accounting Standards Update No. 2014-08 issued by the Financial Accounting Standards Board (“FASB”) which addresses the classification and reporting of discontinued operations. This update defines discontinued operations as a component of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This guidance generally results in reporting discontinued operations less frequently than under the previous accounting standard. For example, the sale of the two hotels in July 2014 was not reported as discontinued operations as it did not represent a strategic shift that had a major effect on the Company’s operations or financial results, nor is the anticipated sale of the portfolio of 53 hotel properties and certain intellectual property of Crossland Economy Studios, for which the assets and related liabilities are classified as held for sale as of September 30, 2015, reported as discontinued operations as it does not represent a strategic shift that will have a major effect on the Company’s operations or financial results after it closes.

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

The Corporation

As of September 30, 2015, the Corporation had minimal exposure to market risk from changes in interest rates because it had no variable rate debt as there were no outstanding amounts drawn on the Corporation Revolving Credit Facility. The Corporation’s exposure to market risk from changes in interest rates may increase in future periods should the Corporation incur variable rate debt, including draws on the Corporation Revolving Credit Facility.

ESH REIT

As of September 30, 2015, approximately $394.3 million of ESH REIT’s outstanding indebtedness of approximately $2.9 billion (including approximately $86.1 million in outstanding indebtedness classified as liabilities related to assets held for sale) had a variable rate of interest. As of September 30, 2015, subsidiaries of ESH REIT are counterparties to an interest rate cap on one-month LIBOR at 3.0% with a $348.0 million notional amount and a maturity date the same as that of 2012 Mortgage Loan Component A. If market rates of interest on ESH REIT’s variable rate debt fluctuate by 1.0%, interest expense would increase or decrease, and depending on the rate movement, ESH REIT’s future earnings and cash flows would fluctuate by approximately $2.0 million annually, assuming that the amount outstanding under ESH REIT’s variable rate debt remains at approximately $394.3 million.

As of September 30, 2015, less than 1.5% of the book value of ESH REIT’s hotels are owned outside the U.S. ESH REIT has exposure to market risk from changes in foreign currency exchange rates for its Canadian hotels. A fluctuation of 1.0% in the exchange rate between the U.S. dollar and the Canadian dollar would result in a foreign currency transaction gain or loss of approximately $0.2 million.

Item 4.	Controls and Procedures

Controls and Procedures (Extended Stay America, Inc.)

Disclosure Controls and Procedures

As of September 30, 2015, Extended Stay America, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of Extended Stay America, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of Extended Stay America, Inc. concluded that the disclosure controls and procedures of Extended Stay America, Inc. were effective to ensure that information required to be disclosed in the reports that Extended Stay America, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of Extended Stay America, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

Effective August 24, 2015, James L. Donald, Chief Executive Officer of the Corporation, resigned from Extended Stay America, Inc. and Gerardo I. Lopez was appointed as President and Chief Executive Officer of Extended Stay America, Inc.

There were no changes in Extended Stay America, Inc.’s internal control over financial reporting that occurred during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, Extended Stay America, Inc.’s internal control over financial reporting.

Controls and Procedures (ESH Hospitality, Inc.)

Disclosure Controls and Procedures

As of September 30, 2015, ESH Hospitality, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of ESH Hospitality, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of ESH Hospitality, Inc. concluded that the disclosure controls and procedures of ESH Hospitality, Inc. were effective to ensure that information required to be disclosed in the reports that ESH Hospitality, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of ESH Hospitality, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

Effective August 24, 2015, James L. Donald, Chief Executive Officer of ESH Hospitality, Inc., resigned from ESH Hospitality, Inc. and Gerardo I. Lopez was appointed as President and Chief Executive Officer of ESH Hospitality, Inc.

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

Item 6.	Exhibits

Exhibit No.	Description

2.1*	Purchase and Sale Agreement, by and between ESA P Portfolio L.L.C., ESH/TN Properties L.L.C and ESH Strategies Branding LLC, collectively, as Seller, and DW Crossland Owner LLC, as Buyer, dated as of September 18, 2015 (filed as Exhibit 2.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed September 21, 2015, and incorporated herein by reference).

4.1	Joinder to Registration Rights Agreement, by and among Extended Stay America, Inc., ESH Hospitality, Inc. and the other parties named therein, dated September 29, 2015.

31.1	Certification of the Chief Executive Officer of Extended Stay America, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Extended Stay America, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Executive Officer of ESH Hospitality, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of the Chief Financial Officer of ESH Hospitality, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer of Extended Stay America, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Executive Officer and the Chief Financial Officer of ESH Hospitality, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Section 13(r) disclosure.

101.1.INS	XBRL Instance Document

101.1.SCH	XBRL Taxonomy Extension Schema Document

101.1.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.1.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.1.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.1.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement.
*	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

EXTENDED STAY AMERICA, INC.

Date: October 27, 2015	By:	/s/ Gerardo I. Lopez
Gerardo I. Lopez
President and Chief Executive Officer

Date: October 27, 2015	By:	/s/ Jonathan S. Halkyard
Jonathan S. Halkyard
Chief Financial Officer

ESH HOSPITALITY, INC.

Date: October 27, 2015	By:	/s/ Gerardo I. Lopez
Gerardo I. Lopez
President and Chief Executive Officer

Date: October 27, 2015	By:	/s/ Jonathan S. Halkyard
Jonathan S. Halkyard
Chief Financial Officer