Form 10-K
period 2015-12-31
Extended Stay America, Inc.; ESH Hospitality, Inc.
filed 2016-02-23
CIK 1581164, 1507563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2015

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

As of June 30, 2015, the aggregate value of the registrants’ Paired Shares held by non-affiliates was approximately $812.2 million, based on the number of shares held by non-affiliates as of June 30, 2015 and the closing price of the registrants’ Paired Shares on the New York Stock Exchange on June 30, 2015.

As of February 19, 2016, Extended Stay America, Inc. had 204,593,912 shares of common stock outstanding and ESH Hospitality, Inc. had 204,593,912 shares of Class B common stock and 250,493,583 shares of Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statements relating to the 2016 Annual Meetings of Shareholders are incorporated by reference into Part III of this combined annual report on Form 10-K.

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

On November 18, 2013, the Corporation and ESH REIT completed their initial public offering (the “Offering”) of Paired Shares. Prior to the Offering, we completed the Pre-IPO Transactions (as defined in “Business—Our History—The Pre-IPO Transactions”), which restructured and reorganized the existing business. Unless otherwise indicated or the context requires:

•	Company. Subsequent to the Pre-IPO Transactions, the term “Company” refers to the Corporation, ESH REIT and their subsidiaries considered as a single enterprise. For the period from October 8, 2010 (the “Acquisition Date”) through the Pre-IPO Transactions, the term “Company” refers to ESH REIT, ESH Strategies (as defined below), HVM (as defined below) and their subsidiaries considered as a single enterprise.

•	Corporation. The term “Corporation” refers to Extended Stay America, Inc., a Delaware corporation, and its subsidiaries (excluding ESH REIT and its subsidiaries), which include the Operating Lessees (as defined below), ESH Strategies (as defined below) and ESA Management (as defined below). The Corporation controls ESH REIT through its ownership of ESH REIT’s Class A common stock, which represents approximately 55% of the outstanding common stock of ESH REIT.

•	ESH REIT. Subsequent to the Pre-IPO Transactions, the term “ESH REIT” refers to ESH Hospitality, Inc., a Delaware corporation that has elected to be taxed as a real estate investment trust (“REIT”), and its subsidiaries. For the period from the Acquisition Date through the Pre-IPO Transactions, the term “ESH REIT” refers to ESH Hospitality LLC, a Delaware limited liability company that elected to be taxed as a REIT, its subsidiaries, which prior to the Pre-IPO Transactions, included three taxable REIT subsidiaries (the “Operating Lessees”) and HVM (as defined below), a consolidated variable interest entity. ESH REIT is a majority-owned subsidiary of the Corporation, which leases its hotel properties to the Operating Lessees. For the period from the Acquisition Date through the Pre-IPO Transactions, ESH REIT was indirectly owned by the Sponsors (as defined below).

•	ESH Strategies. The term “ESH Strategies” refers to ESH Hospitality Strategies LLC, a Delaware limited liability company, and its subsidiaries. ESH Strategies owns the intellectual property related to our business and is a wholly-owned subsidiary of the Corporation. For the period from the Acquisition Date through the Pre-IPO Transactions, ESH Strategies was indirectly owned by the Sponsors (as defined below).

•	ESA Management and HVM. The term “ESA Management” refers to ESA Management LLC, a Delaware limited liability company, and its subsidiaries. ESA Management is a wholly-owned subsidiary of the Corporation and manages ESH REIT’s leased hotel properties on behalf of the Operating Lessees. For the period from the Acquisition Date through the Pre-IPO Transactions, the Operating Lessees engaged HVM LLC (“HVM”) as an eligible independent contractor within the meaning of Section 856(d)(9) of the Internal Revenue Code of 1986, as amended (the “Code”), to manage the leased hotel properties on their behalf.

•	Paired Shares. The term “Paired Shares” means the shares of common stock, par value $0.01 per share, of the Corporation, together with the shares of Class B common stock, par value $0.01 per share, of ESH REIT, which are attached and trade as a single unit.

•	Sponsors. The term “Sponsors” collectively refers to Centerbridge Partners, L.P., Paulson & Co. Inc. and the Blackstone Group, L.P. and their funds or affiliates.

See “Business—Our Corporate Structure” for a simplified structure chart reflecting our corporate structure.

For ease of presentation:

•	When we refer to our ownership of hotel properties, we are referring to the hotel properties owned by subsidiaries of ESH REIT.

•	When we refer to the management and operation of our hotels, we are referring to the management of hotels by ESA Management, a subsidiary of the Corporation, and the operation of hotels by the Operating Lessees, each a subsidiary of the Corporation, subsequent to the Pre-IPO Transactions, and the management of hotels by HVM, an eligible independent contractor, and the operation of hotels by the Operating Lessees, subsidiaries of ESH REIT, prior to the Pre-IPO Transactions.

•	When we refer to our brands, we are referring to intellectual property related to our business owned by ESH Strategies, a subsidiary of the Corporation.

•	When we refer to our management team, our executives or officers, we are referring to the management team (and executives and officers) of the Corporation and ESH REIT. Prior to the Pre-IPO Transactions, when we refer to our management team, our executives or officers, we are referring to HVM’s management team (and executives and officers).

This combined annual report on Form 10-K presents the following sections or portions of sections separately for each of the Company, on a consolidated and combined basis, and ESH REIT, where applicable:

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

As required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidations, due to the Corporation’s controlling financial interest in ESH REIT, the Corporation consolidates ESH REIT’s financial position, results of operations, comprehensive income and cash flows with those of the Corporation. The Corporation’s stand-alone financial condition and related information is discussed herein where applicable. In addition, with respect to other financial and non-financial disclosure items required by Form 10-K, any material differences between the Corporation and ESH REIT are discussed herein.

This report also includes separate Part II Item 9A – Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of Extended Stay America, Inc. and ESH Hospitality, Inc. in order to establish that the Chief Executive Officer and the Chief Financial Officer of each registrant has made the requisite certifications and that Extended Stay America, Inc. and ESH Hospitality, Inc. are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 18 U.S.C. §1350.

CERTAIN DEFINED TERMS

The following are definitions of lodging operating metrics used throughout this combined annual report on Form 10-K:

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

When used in connection with our company-wide initiatives to reinvest in our hotel properties in this combined annual report on Form 10-K (in all cases, unless the context otherwise requires or where otherwise indicated), the term “hotel renovation” refers to upgrades that typically include remodeling of common areas, new paint, carpet, signage, tile or vinyl flooring and counters in bathrooms and kitchens, as well as the refurbishment of furniture, replacement of aged mattresses and installation of new flat screen televisions, artwork, lighting and bedspreads.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this combined annual report on Form 10-K. Such risks, uncertainties and other important factors include, but are not limited to:

•	changes in U.S. general and local economic activity and the impact of these changes on consumer demand for lodging and related services in general and for extended stay lodging in particular;

•	levels of spending in the business, travel and leisure industries, as well as consumer confidence;

•	increased competition, including the over-building of hotels in our markets and new sources of potential competition such as sharing platforms;

•	fluctuations in the supply and demand for hotel rooms;

•	changes in the tastes and preferences of our customers;

•	the seasonal and cyclical nature of the real estate and lodging businesses;

•	interruptions in transportation systems, which may result in reduced business or leisure travel;

•	events beyond our control, such as war, terrorist attacks, travel-related health concerns, natural disasters and severe weather;

•	our ability to implement our business strategies profitably;

•	the availability of capital for reinvestments, including future hotel renovation, construction, development and/or acquisition;

•	our ability to integrate and successfully operate any hotel properties acquired, developed or built in the future and the risks associated with these hotel properties;

•	the high fixed cost of hotel operations;

•	our ability to retain the services of certain members of our management;

•	incidents or adverse publicity concerning our hotels or other extended stay hotels;

•	decreases in brand loyalty due to increasing use of internet reservation channels;

•	changes in distribution arrangements, such as those with internet travel intermediaries;

•	our ability to keep pace with improvements in technology utilized for reservations systems and other operating systems, including technology used in the delivery of guest services;

•	the occurrence of cybersecurity incidents;

•	our ability to protect our trademarks and other intellectual property;

•	the ability of ESH REIT to qualify, and remain qualified, as a REIT under the Code;

•	actual or constructive ownership (including deemed ownership by virtue of certain attribution provisions under the Code) of Paired Shares by investors who we do not control, which may cause ESH REIT to fail to meet the REIT income tests;

•	amendments to or elimination of the pairing arrangement or other changes to our organizational structure;

v

•	changes in federal, state, or local tax law, including legislative, administrative, regulatory or other actions affecting REITs or changes in interpretations thereof or increased taxes resulting from tax audits;

•	our relationships with associates and changes in labor laws;

•	the cost of compliance with and liabilities under environmental, health and safety laws;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	changes in local market or neighborhood conditions which may diminish the value of real property;

•	increases in interest rates, hotel operating costs or other costs we incur in connection with operating our business;

•	our substantial indebtedness and debt service obligations, including material increases in our cost of borrowing, and our ability to refinance debt when it matures;

•	our ability to access credit or capital markets;

•	inadequate insurance coverage;

•	adverse litigation judgments or settlements; and

•	our status as a “controlled company.”

There may be other factors that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed in this combined annual report on Form 10-K. You should evaluate all forward-looking statements made in this combined annual report on Form 10-K in the context of these risks and uncertainties.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that may be important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. Estimates and forward-looking statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.

PART I

Item 1.	Business

Our Company

We are the largest integrated owner/operator of company-branded hotels in North America. Our business operates in the extended stay lodging industry, and as of December 31, 2015, we own and operate 629 hotels comprising approximately 69,400 rooms located in 44 states across the United States and in Canada. We own and operate the substantial majority of our hotels under our core brand, Extended Stay America, which serves the mid-price extended stay segment, and accounts for approximately half of the segment by number of rooms in the United States. In addition, we own and operate three Extended Stay Canada hotels. For the year ended December 31, 2015, the Company had revenues of approximately $1.3 billion, Adjusted EBITDA of approximately $603.1 million and net income of approximately $283.0 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.

Our extended stay hotels are designed to provide an affordable and attractive alternative to traditional lodging or apartment accommodations and are targeted toward self-sufficient, value-conscious guests. Our hotels feature fully-furnished rooms with in-room kitchens, complimentary grab-and-go breakfast, free WiFi, flat screen TVs and on-site guest laundry. Our guests include business travelers, leisure travelers, professionals on temporary work or training assignments, persons relocating, temporarily displaced or purchasing a home and anyone else in need of temporary housing. Our guests generally rent accommodations on a weekly or longer term basis. For the year ended December 31, 2015, approximately 32.2%, 23.6% and 44.2% of our total revenues were derived from guests with stays from 1-6 nights, from 7-29 nights, and 30 or more nights, respectively.

We seek to drive our competitive advantage by becoming a dominant brand with national distribution; owning and operating hotels with great locations, affordable prices and relevant amenities; and leveraging our business model to drive superior cash flow. To achieve this competitive advantage, we focus on continually improving our product and service, improving marketing efforts, driving ADR and maximizing cost and capital structure efficiency, all while seeking to return value to our shareholders.

Our History

We were founded in 1995 as a developer, owner and operator of extended stay hotels. Following a period focused primarily on new development, we became a consolidator of hotel properties by selectively acquiring extended stay companies and hotels, ultimately creating the largest mid-price extended stay company in the United States. We were acquired out of bankruptcy by the Sponsors on October 8, 2010. We now operate an extended stay hospitality platform with approximately 8,500 employees and are led by a management team with public company experience in hospitality, consumer retail and service businesses.

Prior to the Offering, we restructured and reorganized our then-existing business through the Pre-IPO Transactions. We believe that our business is now more operationally efficient because all of the assets, operations and management of our business, other than ownership of the hotel properties, are housed in one entity. Ownership of Paired Shares gives investors an ownership interest in our hotel properties through ESH REIT and in the operation of our hotels and other aspects of our business through the Corporation. This structure permits us to retain some, though not all, of the REIT benefits of our prior structure (i.e., while ESH REIT continues to be taxed as a REIT for U.S. federal income tax purposes, all distributions paid by ESH REIT to the Corporation are subject to corporate level tax, effectively eliminating approximately 55% of the tax benefit of REIT status for the consolidated enterprise).

The Corporation

Extended Stay America, Inc. was incorporated in Delaware on July 8, 2013. The Corporation operates all 629 hotels owned by ESH REIT. The hotels are operated by the Operating Lessees, wholly-owned subsidiaries of the Corporation, pursuant to leases with ESH REIT, and are managed by ESA Management, a wholly-owned subsidiary of the Corporation, pursuant to management agreements with the Operating Lessees. The substantial majority of the hotels are operated under our core brand, Extended Stay America. ESH Strategies, a wholly-owned subsidiary of the Corporation, owns the brands related to our business.

ESH REIT

ESH Hospitality, Inc. was formed as a limited liability company in Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. ESH REIT has elected to be taxed as a REIT. ESH REIT owns all of the Company’s 629 hotel properties, which are leased and operated by subsidiaries of the Corporation as described in the preceding paragraph.

The Pre-IPO Transactions

The Corporation was formed for the purpose of effecting the Pre-IPO Transactions. Prior to the Pre-IPO Transactions, ESH Hospitality Holdings LLC, a Delaware limited liability company (“Holdings”), owned all of ESH REIT’s then-outstanding common equity. Prior to the Pre-IPO Transactions, the Sponsors owned an approximate 99% interest in Holdings and the remaining interests were owned by certain members of the board of managers of Holdings and Company executives. Prior to the Pre-IPO Transactions, the Operating Lessees were taxable REIT subsidiaries that leased the hotel properties from ESH REIT pursuant to operating leases. HVM was an eligible independent contractor, within the meaning of Section 856(d)(9) of the Code, that managed the hotels pursuant to management agreements with the Operating Lessees. Subsidiaries of ESH Strategies owned the trademarks and licensed their use to the Operating Lessees pursuant to trademark license agreements.

Through the Pre-IPO Transactions, the then-existing business was restructured and reorganized such that Holdings was liquidated and substantially all of the common stock of ESH REIT was distributed to the Sponsors; the Operating Lessees, ESH Strategies and the assets and obligations of HVM were transferred to the Corporation; the shareholders of ESH REIT transferred to the Corporation all of the Class A common stock of ESH REIT; and all of the common stock of the Corporation and all of the Class B common stock of ESH REIT were paired, forming the Paired Shares.

The Corporation now leases the hotel properties from ESH REIT, owns the trademarks related to the business and manages the hotels. In addition, the Corporation owns all of the Class A common stock of ESH REIT, which represents approximately 55% of the outstanding shares of common stock of ESH REIT. The Corporation used the majority of the proceeds it received in the Offering to purchase a sufficient number of additional shares of Class A common stock of ESH REIT to ensure that, upon the completion of the Offering, the Class A common stock of ESH REIT owned by the Corporation represented approximately 55% of the outstanding common stock of ESH REIT.

Our Brands

We own and operate the substantial majority of our hotels under our core brand, Extended Stay America, and during 2013 completed an extensive rebranding program to consolidate hotels that were operated under the former brands of Homestead Studio Suites, Studio Plus and Extended Stay Deluxe to this single brand. Extended Stay America-branded hotels feature:

•	In-room kitchens;

•	Free WiFi;

•	Free grab-and-go breakfast;

•	Flat screen TVs with premium cable channels; and

•	On-site guest laundry.

We own and operate 626 Extended Stay America-branded hotels with approximately 68,900 rooms in the United States and three hotels with 500 rooms in Canada under the Extended Stay Canada brand.

In December 2015, we sold a portfolio of 53 hotel properties, 47 of which operated under our former Crossland Economy Studios brand and six of which operated under our Extended Stay America brand, and certain intellectual property of Crossland Economy Studios (the “Portfolio Sale”). We no longer own, operate or manage these hotel properties, nor does the Corporation own intellectual property related to Crossland Economy Studios. See Note 4 to each of the consolidated and combined financial statements of Extended Stay America, Inc. and the consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 8 in this combined annual report on Form 10-K.

Our Corporate Structure

The chart below summarizes our corporate structure as of the date of this combined annual report on Form 10-K.

Our Industry

U.S. Lodging Industry

The lodging industry is a significant part of the U.S. economy, generating over $142.6 billion of room revenues in 2015 and comprising approximately 5.0 million hotel rooms as of December 31, 2015, according to STR, Inc. (f/k/a “Smith Travel Research, Inc.”) (“STR”)(1). Lodging industry performance is generally tied to both macro-economic and micro-economic trends in the United States and, similar to other industries, experiences both positive and negative operating cycles. Since the 2008 to 2009 recession, demand in the U.S. lodging industry has recovered while supply growth has remained at historically low rates. According to PricewaterhouseCoopers (“PwC”), room supply grew 1.1% in 2015 and is expected to grow 1.9% in 2016, in line with historical rates of annual supply growth. RevPAR has grown in the U.S. lodging industry for each year starting in 2010. According to PwC, RevPAR for the overall U.S. lodging industry grew 6.3% in 2015, and is expected to grow 5.5% in 2016.

U.S. Extended Stay Segment

Extended stay hotels represent a growing segment within the U.S. lodging industry with approximately 387,000 rooms for the nine months ended September 30, 2015, according to The Highland Group. The extended stay segment tends to follow the cyclicality of the overall lodging industry. Extended stay hotels are further differentiated by price point into economy, mid-price and upscale segments. Our business is focused on the mid-price extended stay segment, which comprised approximately 40% of the supply of extended stay rooms in 2015.

Seasonality

The lodging industry is seasonal in nature. Based upon the operating history of our hotels, we believe that our business is not as seasonal in nature as the overall lodging industry. However, the Company’s revenues are generally lower during the first and fourth quarters of each calendar year as is typical in the U.S. lodging industry. Because many of the Company’s expenses are fixed and do not fluctuate with changes in revenues, declines in revenues can cause disproportionate fluctuations or decreases in the Company’s quarterly earnings and operating cash flows during these periods.

ESH REIT’s revenues and earnings are generally highest during the fourth quarter of each calendar year as rental revenues contingent upon Operating Lessee hotel revenues are not earned for accounting purposes until certain hotel revenue thresholds are achieved, which typically occur in the fourth quarter. ESH REIT’s cash flows generally remain consistent each quarter of the calendar year.

Cyclicality

The lodging industry is cyclical and its fundamental performance tends to follow the general economy, albeit on a lagged basis. There is a history of increases and decreases in demand for hotel rooms, occupancy levels and rates realized by owners of hotel properties through economic cycles. Variability of results through some economic cycles in the past has been more severe due to changes in the supply of hotel rooms in given markets or in given categories of hotels. The combination of changes in economic conditions and in the supply of hotel rooms can result in significant volatility in results of operations for owners and/or operators of hotel properties. The costs of running a hotel, and in particular an extended stay hotel, tend to be more fixed than variable. Because of this, in an environment of either increasing or decreasing revenues, the rate of change in earnings will be greater than the rate of change in revenues. See “Risk Factors—Risks Related to the Lodging Industry—The lodging industry, including the extended stay segment, is cyclical and a worsening of general economic conditions or low levels of economic growth could materially adversely affect our business, financial condition, results of operations and our ability to pay distributions to our shareholders.”

(1)	STR does not endorse or provide any guidance to any proposed investment in Extended Stay America, Inc. or ESH Hospitality, Inc.

Competition

We operate in a highly competitive industry. Competition in the lodging industry is based on a number of factors, including room rates, quality of accommodations, service levels, convenience of location, reputation, reservation systems, brand recognition, supply and availability of alternative lodging and ability to reach people through multiple channels. Competitors may include new participants in the lodging industry and participants in other segments of the lodging industry that may enter the extended stay segment. They may also include existing participants in the extended stay segment that may increase their product offerings to include facilities in the mid-price segment. We also compete for travelers with hotels outside the extended stay segment as well as serviced apartments and private homes, rooms and apartments rented on the internet. In addition, we face competition for both quality acquisition opportunities and locations to build new hotels as well as for guests to fill and pay for those hotels. We also face competition from third-party internet travel intermediaries, such as Priceline.com, Booking.com, Expedia.com and Travelocity.com, and specialized intermediaries that locate and reserve hotel rooms for corporate lodgers. See “Risk Factors—Risks Related to the Lodging Industry—We operate in a highly competitive industry.”

Employees

We employ approximately 8,500 employees. Approximately 8,000 of these employees are hotel property-level employees, comprised of approximately 3,500 full time employees and approximately 4,500 part time employees. None of our employees are currently represented by unions or covered by collective bargaining agreements. We consider our relations with our employees to be good.

Sales, Marketing and Reservations

Our sales team is made up of approximately 150 sales professionals focused on growing our business with key accounts, building relationships with new customers and coaching our hotel operations teams on local sales. We are organized regionally and by account, and our team focuses on the following customers: major Fortune 500 companies; small and medium sized businesses; travel agencies; relocation and staffing consultants; and medical, technology, government and educational organizations. Approximately 40% of our total revenues in 2015 was derived from accounts managed by this team. Our upgraded brand and amenity offerings now allow our sales team to target a broader corporate customer base. We recently implemented a new sales structure that provides more centralized support as we believe further penetration of corporate accounts will yield a more profitable customer base.

We seek to maximize revenue in each hotel through our revenue management team, made up of approximately 40 professionals. They are responsible for determining prices and managing the availability of room inventory to different channels and customer segments. We phased in most of the functionality for our automated revenue management system across our entire portfolio of hotels by the end of 2015 and we expect to complete rolling out the final system functions by the end of the first quarter of 2016. This system allows us to automatically price against demand from our short and long-term guests. We believe that this system will further improve our sales team’s efficiency and effectiveness.

Our marketing strategy is focused on growing awareness of our brand, Extended Stay America, and demand for our hotels through a combination of media channels, including print, public relations and email marketing. We also put a significant emphasis on our internet activity, buying search engine placement, internet display advertising and other media to drive traffic to our website. We maintain a customer database and use it for targeted marketing activity. During 2015, we launched our new customer loyalty program, called Extended Perks, which has more than one million members. The program is built around the idea of “instant rewards – no points required” with members receiving discounts on our rooms, offers and discounts from our merchandise partners, as well as check-in and room preference priorities. We believe this program will help us generate repeat business and market directly to more of our customers.

We use a central reservation system to provide access to our hotel inventory through a wide variety of channels—property-direct, our central call center, our desktop and mobile websites, travel agency global distribution systems and our wholesale and online booking partners. We outsource our reservation system, our call center and management of our website. For the year ended December 31, 2015, approximately 37.2% of our total revenues was derived from property-direct reservations, approximately 24.6% was derived from our central call center, approximately 17.8% was derived from our own proprietary website, approximately 10.7% was derived from online booking partners and approximately 9.7% was derived from global distribution systems. We believe we also have an opportunity to increase the power and reach of our distribution network by enhanced connections with additional agency, merchant and wholesale partners.

Environmental, Health and Safety Matters

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

In addition, our hotels (including our real property, operations and equipment) are subject to various federal, state and local environmental, health and safety regulatory requirements that address a wide variety of issues, including, but not limited to, the use, management and disposal of hazardous substances and wastes, air emissions, discharges of waste materials (such as refuge or sewage), the registration, maintenance and operation of our boilers and storage tanks, asbestos and lead-based paint. Some of our hotels also routinely handle and use hazardous or regulated substances and wastes as part of their operations, which are subject to regulation (for example, swimming pool chemicals or biological waste). Our hotels incur costs to comply with these environmental, health and safety laws and regulations, and if these regulatory requirements are not met or become more stringent in the future, or unforeseen events result in the discharge of dangerous or toxic substances at our hotel properties, we could be subject to materially increased costs of compliance, fines and penalties for non-compliance, and material liability from third parties for harm to the environment, damage to real property or personal injury and death. We are aware of no past or present environmental liability for non-compliance with environmental, health and safety laws and regulations that we believe would have a material adverse effect on our business, assets or results of operations.

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

Intellectual Property

In the highly competitive hospitality industry in which we operate, trademarks, service marks, trade names, logos and other proprietary rights are very important to the success of our business. The Corporation has a significant number of trademarks, service marks, trade names, logos, other proprietary rights and pending registrations and expends significant resources each year on surveillance, registration and protection of its trademarks, service marks, trade names, logos and other proprietary rights.

Regulation

A number of states and local governments regulate the licensing of hotels by requiring registration, disclosure statements and compliance with specific standards of conduct. We believe that each of our hotels has the necessary permits and approvals to operate its respective business and we intend to continue to obtain these permits and approvals for any new hotels. We are also subject to laws governing our relationship with our employees, including minimum wage requirements, overtime, working conditions and work permit requirements. An increase in the minimum wage rate, employee benefit costs or other costs associated with employees could materially adversely affect our business, including our results of operations. There are frequently proposals under consideration, at the federal and state levels, to increase the minimum wage and to expand overtime pay requirements.

Under the Americans with Disabilities Act of 1990 (the “ADA”), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. We attempt to satisfy ADA requirements in the designs for and operation of our hotels and other facilities subject to the ADA, but we cannot assure you that we will not be subjected to a material ADA claim. If that were to happen, we could be ordered to spend substantial sums to achieve compliance, fines could be imposed against us, and we could be required to pay damage awards to private litigants. The ADA and other regulatory initiatives could materially adversely affect our business as well as the lodging industry in general.

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

Available Information

Our website address is www.extendedstayamerica.com. Our combined annual reports on Form 10-K, combined quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available free of charge through our website under “Investor Relations” or at www.aboutstay.com, as soon as reasonably practicable after the electronic filing of these reports is made with the Securities and Exchange Commission (“SEC”). The information contained on, or that can be accessed through, our website, is expressly not incorporated by reference in this combined annual report on Form 10-K.

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

The lodging industry is highly competitive. We compete with traditional hotels and lodging facilities (including limited service hotels), other purpose built extended stay hotels (including those owned and operated by major hospitality chains with well-established and recognized brands and individually-owned extended stay hotels) and alternative lodging (including serviced apartments and private homes, rooms and apartments rented on the internet). Many of the major hospitality chains own multiple brands that provide substantial economies of scale. We expect that competition within the mid-price segment of the extended stay lodging market will continue as we face increased competition from third-party internet travel intermediaries, such as Priceline.com, Booking.com, Expedia.com and Travelocity.com, particularly as those intermediaries continue to consolidate, and specialized intermediaries that locate and reserve hotel rooms for corporate lodgers. We compete based on a number of factors, including room rates, quality of accommodations, service levels, convenience of location, reputation, reservation systems, brand recognition, supply and availability of alternative lodging and ability to reach people through multiple channels. See “Business—Competition.” To maintain our rates, we may face pressure to offer increased services and amenities at our hotel properties, comparable to those offered at traditional hotels, which could increase our operating costs and reduce our profitability. We do not expect to increase our rates to match all of our competitors, and a number of our competitors have a significant number of individuals participating in well-established guest loyalty programs, which may enable them to attract more customers and more effectively retain such customers. Our competitors may also have greater financial and marketing resources than we do, which could allow them to reduce their rates, offer greater convenience, services or amenities, build new hotels in direct competition with our existing hotels, improve their properties, and expand and improve their marketing efforts, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

Changes in consumer demand and general business cycles can subject, and have subjected, our revenues to significant volatility. The majority of our expenses are relatively fixed. These fixed expenses include labor costs, interest, real estate taxes and insurance premiums, all of which may increase at a greater rate than our revenues. The expenses of owning and operating hotels are not significantly reduced when circumstances such as market and economic factors and competition cause a reduction in revenues. Where cost-cutting efforts are insufficient to offset declines in revenues, we could experience a material decline in margins and reduced operating cash flows or losses. If we are unable to decrease our expenses significantly or rapidly when demand for our hotels decreases, the decline in our revenues could have a material adverse effect on our net operating cash flows and profitability. This effect can be especially pronounced during periods of economic contraction or slow economic growth.

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

Uncertainty regarding the rate, pace and duration of recovery from the last economic downturn and the impact any such recovery may have on the lodging industry makes it difficult to predict future profitability levels. A slowing of the current economic recovery or new economic weakness could materially adversely affect our revenues and profitability.

We are subject to the operating risks common to the lodging industry.

Changes in general and local economic and market conditions and other factors beyond our control as well as the business, financial, operating and other risks common to the lodging industry and inherent to the ownership of hotels could materially adversely affect demand for lodging products and services. This includes demand for rooms at hotel properties that we own, operate and potentially develop, construct or acquire. These factors include:

•	changes in the relative mix of extended stay brands in various industry price categories;

•	over-building of hotels in our markets;

•	changes in the desirability of particular geographic locations, lodging preferences and travel patterns of customers;

•	new sources of potentially competitive supply, such as private homes, rooms or apartments rented on the internet;

•	increases in customer price sensitivity, making it more difficult to achieve planned ADR increases;

•	dependence on corporate and commercial travelers and on tourism;

•	decreased demand for longer-term lodging or lodging facilities;

•	decreased corporate budgets and spending and cancellations, deferrals or renegotiations of group business;

•	high levels of unemployment and depressed housing prices;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	increases in the cost, or the lack of availability, of capital to operate, maintain and renovate our existing hotel properties or to potentially develop, construct or acquire new hotel properties;

•	potential increases in labor costs, including as a result of increases to federal and state minimum wage levels, changes to overtime eligibility, unionization of the labor force and increasing health care insurance expense;

•	changes in taxes and governmental regulations that influence or set wages, prices, interest rates or construction and maintenance procedures and costs;

•	the costs and administrative burdens associated with compliance with applicable laws and regulations; and

•	events beyond our control that may disproportionately affect the travel industry, such as war, terrorist attacks, travel-related health concerns, transportation and fuel prices, interruptions in transportation systems, travel-related accidents, fires, natural disasters and severe weather.

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

We are executing a phased hotel reinvestment program across our portfolio in order to seek to drive incremental market share gains. As of December 31, 2015, we have substantially completed renovations at 463 hotels, with total incurred costs of approximately $456.3 million. Also, as of December 31, 2015, we are in the process of implementing renovations at 13 additional hotels and will begin renovations at an additional 43 hotels during the first quarter of 2016, with combined estimated total costs of approximately $62.7 million. Renovations for all remaining Extended Stay America-branded hotels are expected to be completed by early 2017, with estimated total costs of approximately $125.8 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Expenditures.”

The realization of returns on our capital investments in line with our expectations is dependent on a number of factors, including, but not limited to, general economic conditions, other events beyond our control, whether our assumptions in making the investment were correct and changes in the factors underlying our investment decision, such as changes in the tastes and preferences of our customers. We can provide no assurance that we will continue to see the types of returns that we have achieved on our historical capital expenditures, that we will realize our expected returns on our current investments, or any returns at all, or that our future investments will result in our expected returns on investments, returns that are consistent with our prior returns on capital expenditure investments, or any returns at all. Growth that we do realize as a result of our capital expenditures is expected to stabilize over time. A failure to realize our expected returns on capital investments could materially adversely affect our business, financial condition and results of operations.

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

Maintenance, renovations and improvements to our hotel properties create an ongoing need for cash and, to the extent we cannot fund expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. We also intend to pay regular distributions, which means we may not retain cash for future capital expenditures. Access to the capital that we need to renovate and maintain our existing hotel properties and to develop, construct or acquire new hotel properties is critical to the continued growth of our business and our revenues. The availability of capital or the conditions under which we can obtain capital can have a significant impact on the overall level, cost and pace of future renovation, development, construction or acquisition and therefore the ability to meaningfully grow our revenues. As of December 31, 2015, we had total indebtedness of approximately $2.8 billion, net of unamortized deferred financing costs and debt discount of approximately $35.2 million. Our substantial indebtedness may impair our ability to borrow additional amounts. Our ability to access additional capital could also be limited by the terms of our indebtedness and any future indebtedness, which restrict or will restrict our ability to incur debt under certain circumstances. In particular, ESH REIT’s $1.91 billion mortgage loan, net of unamortized deferred financing costs of approximately $19.5 million, entered into on November 30, 2012 (the “ 2012 Mortgage Loan”) and ESH REIT’s $361.5 million term loan facility, net of unamortized deferred financing costs and debt discount of approximately $4.9 million, entered into on June 23, 2014 (the “2014 Term Loan”) prohibit any further encumbrances on the collateral securing that indebtedness, which is comprised of substantially all of our hotels. In the past, reduced ongoing maintenance and/or capital investment in our hotel properties resulted in declining performance of our business.

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

If the cost of funding renovations or enhancements exceeds budgeted amounts, and/or the time period for renovation or development is longer than initially anticipated, our profits could be reduced. If we are forced to spend larger amounts of cash from operations than anticipated to operate, maintain or renovate existing hotel properties, then our ability to use cash for other purposes, including paying distributions to our shareholders or the potential development, construction or acquisition of hotel properties, could be limited and our profits could be reduced. Similarly, if we cannot access the capital we need to fund our operations or implement our business strategies, we may need to postpone or cancel planned maintenance, renovations or improvements plans, which could impair our ability to compete effectively and harm our business, financial condition and results of operations.

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

Our principal assets consist of real property. Our real estate ownership subjects us to additional risks not applicable to those competitors in the lodging industry that only manage or franchise hotel properties, including:

•	the illiquid nature of real estate, which may limit our ability to promptly sell one or more hotels in our portfolio in response to changing financial conditions;

•	adverse changes in economic and market conditions;

•	real estate, insurance, zoning, tax, environmental and eminent domain laws, including the condemnation of our properties;

•	fluctuations in real estate values or impairments in the value of our assets;

•	the ongoing need for capital improvements and expenditures to maintain, renovate or upgrade hotel properties;

•	risks associated with mortgage debt, including the possibility of default, fluctuating interest rate levels and the availability of replacement financing;

•	the average age of hotels in our portfolio, which is approximately 17 years;

•	risks associated with the possibility that expense increases will outpace revenue increases and that in the event of an economic downturn, our high proportion of fixed expenses will make it difficult to reduce our expenses to the extent required to offset declining revenues;

•	changes in laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance; and

•	events beyond our control, such as war, terrorist attacks, travel-related accidents, extreme weather and force majeure events, including earthquakes, tornados, hurricanes, fires or floods.

Economic and other conditions may materially adversely affect the valuation of our hotel properties resulting in impairment charges that could have a material adverse effect on our business, results of operations and earnings.

We hold a significant amount of long-lived assets, including goodwill and intangible assets. We evaluate our tangible and intangible assets annually for impairment, or more frequently based on various triggers, including when a property has current or projected operating losses or when other material trends, contingencies or changes in circumstances indicate that a triggering event has occurred, such that an asset’s value may not be recoverable. See Note 2 to each of the consolidated and combined financial statements of Extended Stay America, Inc. and the consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 8 in this combined annual report on Form 10-K. Times of economic distress and/or uncertainty, declining demand and declining earnings often result in declining asset values for real estate and real property. As a result, we have incurred, and are likely to incur in the future, impairment charges which may be material and adversely affect our results of operations and earnings.

We have a significant amount of debt and debt service obligations that could adversely affect our financial condition and reduce operational flexibility.

We have a significant amount of debt. As of December 31, 2015, we had total indebtedness of approximately $2.8 billion, net of unamortized deferred financing costs and debt discount of approximately $35.2 million, and the Company had a debt-to-equity ratio of 1.9x. In the future, subject to compliance with the covenants included in our current indebtedness, we may incur significant additional indebtedness and intercompany indebtedness to finance future hotel acquisitions, developments, renovation and improvement activities and for other corporate purposes. Our substantial level of indebtedness could have a material adverse effect on our business, results of operations and financial condition because it could, among other things:

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

We cannot assure you that our business will generate sufficient cash flows to enable us to pay our indebtedness, fund our other liquidity needs, including existing or future capital needs, or pay distributions to our shareholders. If we are unable to meet our debt service obligations, our indebtedness will prevent us from paying cash distributions with respect to our stock. In such case, in order to satisfy the REIT distribution requirements imposed by the Code, ESH REIT may distribute taxable stock dividends to its shareholders in the form of additional shares of its stock.

We will need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt on attractive terms at or before maturity or on commercially reasonable terms or at all, particularly because of our substantial levels of debt and because of restrictions on debt prepayment and additional debt incurrence contained in the agreements governing our existing debt. Our future results of operations and our ability to service, extend or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

The terms of the agreements governing our indebtedness have restrictive covenants and our failure to comply with any of these could put us in default, which would have an adverse effect on our business, including our current and future prospects. These covenants may restrict, among other activities, our ability to:

•	merge, consolidate or transfer all or substantially all of our assets;

•	sell, transfer, pledge or encumber our stock or the ownership interests of our subsidiaries;

•	incur additional debt;

•	incur certain liens;

•	enter into, terminate or modify leases for our hotel properties;

•	make certain expenditures, including capital expenditures;

•	pay distributions on or repurchase our capital stock; and

•	enter into certain transactions with affiliates.

In addition, under our 2012 Mortgage Loan, the occurrence of (i) an Event of Default, (ii) a Debt Yield Trigger Event or (iii) a Guarantor Bankruptcy Event would result in a Cash Trap Event, each as defined. During the period of a Cash Trap Event, any excess cash flow, after all monthly requirements are fully funded (including the payment of budgeted management fees and operating expenses), would be held by the loan service agent as additional collateral for the 2012 Mortgage Loan, which would prevent ESH REIT from making cash distributions.

Under both the Corporation Revolving Credit Facility and the ESH REIT Revolving Credit Facility, the occurrence of a Trigger Event or an Adjusted Trigger Event or a Default or an Event of Default (each as defined) would require the Corporation or ESH REIT, as the case may be, to prepay advances existing under its revolving credit facility and cash collateralize outstanding letters of credit. During a Trigger Event, Adjusted Trigger Event, a Default or an Event of Default, the Corporation or ESH REIT, as the case may be, would be restricted from making cash distributions. For a more detailed description of the financial and other covenants imposed by the agreements governing our indebtedness, see Note 7 to the consolidated and combined financial statements of Extended Stay America, Inc. and Note 6 to the consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 8 in this combined annual report on Form 10-K.

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

The 2012 Mortgage Loan is secured by mortgages on 625 of our 629 hotel properties and related assets. The 2014 Term Loan is secured by ESH REIT’s pledges of direct and indirect equity in the 2012 Mortgage Loan obligors. Incurring mortgage and other secured debt obligations increases our risk of property losses because defaults on secured indebtedness may result in foreclosure actions initiated by lenders and ultimately our loss of the hotel properties or other properties securing such loans. If such obligors were in default under a loan, we could lose some or all of the hotel properties securing, directly or indirectly, such loan to foreclosure. For tax purposes, a foreclosure of our hotel properties would be treated as a sale of the hotel for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the hotel, ESH REIT would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder ESH REIT’s ability to meet the REIT distribution requirements imposed by the Code. The Company also may assume or incur new mortgage indebtedness on hotel properties that it develops, constructs or acquires in the future. Any default under any one of ESH REIT’s existing or future mortgage debt obligations may increase its risk, or the Company’s risk, of default on its other indebtedness.

Rating agency downgrades or withdrawals may increase our future borrowing costs and reduce our access to capital.

Our debt currently has a non-investment grade rating, and there can be no assurance that any rating assigned by the rating agencies will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. A lowering or withdrawal of our credit ratings may increase our future borrowing costs and reduce our access to capital, which could have a material adverse impact on its financial condition and results of operations.

Our business depends on the quality and reputation of our brands, and any deterioration in the quality or reputation of our brands or the lodging industry could materially adversely affect our market share, reputation, business, financial condition and results of operations.

Our brands and our reputation are among our most important assets. We operate the substantial majority of our hotels under our core brand, Extended Stay America. Our ability to attract and retain guests depends, in part, upon the external perceptions of Extended Stay America, the quality of our hotels and services and our corporate and management integrity. An incident involving the potential safety or security of our guests or employees, or negative publicity regarding safety or security at our competitors’ properties or in respect of our third-party vendors and the industry, and any media coverage resulting therefrom, may harm our brands and our reputation, cause a loss of consumer confidence in Extended Stay America and the industry, and materially adversely affect our results of operations. The considerable expansion in the use of social media and online review sites over recent years has compounded the potential scope and speed of any negative publicity that could be generated by such incidents, whether or not the description of any events by social media is accurate. Adverse incidents have occurred in the past and are likely to occur in the future.

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

We could incur significant costs related to government regulation over environmental, health and safety matters.

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

The geographic concentration of our portfolio may make us particularly susceptible to adverse developments in those geographic areas in which we operate a substantial portion of our hotels.

The concentration of our hotel properties in a particular geographic area may materially impact our operating results if that area is impacted by negative economic developments or other unfavorable factors. As of December 31, 2015, 14.5% of our rooms were in California, 9.9% of our rooms were in Texas, 8.3% of our rooms were in Florida and 5.5% of our rooms were in Illinois. We are particularly susceptible to adverse economic or other conditions in these markets (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes and the cost of complying with governmental regulations or increased regulation), as well as to extreme weather, natural disasters or terrorist events that occur in these markets. Our business, financial condition and results of operations would be materially adversely affected by any significant adverse developments in any of those markets. Our operations may also be materially adversely affected if competing hotels are built in these markets. Furthermore, submarkets within any of these markets may be dependent on the economic performance of a limited number of industries which drive those markets.

We may seek to expand through development or acquisitions of other companies and hotel properties, and we may also seek to divest of some of our hotel properties and other assets or diversify through franchising; these activities may be unsuccessful or divert our management’s attention.

We intend to consider strategic and complementary acquisitions of other companies and hotel properties. In many cases, we will be competing for these opportunities with third parties that may have substantially greater financial resources than we do. Acquisitions of companies or hotel properties are subject to risks that could affect our business, including risks related to:

•	failing to consummate acquisitions after incurring significant transaction costs;

•	issuing shares of stock that could dilute the interests of our existing shareholders;

•	spending cash and incurring significant debt;

•	contributing hotel properties or related assets to ventures that could result in the recognition of losses;

•	assuming unknown and contingent liabilities; or

•	creating additional expenses.

The success of any acquisition will depend, in part, on our ability to integrate the acquisition with our existing operations. We may experience difficulty with integrating acquired companies, hotel properties or other assets, including difficulties relating to:

•	acquiring hotel properties with undisclosed defects in design or construction or requiring unanticipated capital improvements;

•	entering new markets;

•	integrating corporate personnel, offices and support systems;

•	coordinating sales, distribution, marketing and other functions;

•	integrating operating processes and information technology systems; and

•	preserving the important licensing, distribution, marketing, customer, labor and other relationships of the acquired assets.

In December 2015, we divested of hotel properties and other assets pursuant to the Portfolio Sale. There are numerous risks commonly encountered in divestitures, including, diversion of management’s attention, loss of key employees following such a transaction, difficulties in the separation of operations, services and personnel and damage to existing customer, vendor and other business relationships. In the future, we may divest of additional hotel properties or assets. Any such divestments may yield lower than expected returns. In some circumstances, sales of properties or other assets may result in losses. In addition, sellers typically retain certain liabilities or indemnify buyers for certain matters such as lawsuits, tax liabilities and environmental matters. The magnitude of any such retained liability or indemnification obligation may be difficult to quantify at the time of the transaction, may involve conditions outside our control and ultimately may be material.

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

In the future, we may also seek to build new hotels. We currently do not have significant real estate development experience and expect that commencing a development program, if any, will require significant expenditures and could divert management’s attention from other business concerns, each of which could have a material adverse effect on our business, financial condition and results of operations. We may be exposed to additional risks, including, but not limited to, access to capital, contractors and materials on favorable economic terms and risks associated with new development and/or construction during an economic downturn.

We cannot assure you that we will be able to successfully identify strategic growth opportunities or complete transactions on commercially reasonable terms or at all, or that we will actually realize any anticipated benefits from such transactions. There may be, as applicable, high barriers to entry, including restrictive zoning laws, limited availability of hotel properties and higher costs of land, in many key markets and scarcity of available acquisition, disposition, development, construction or franchise opportunities in desirable locations. Similarly, we cannot assure you that we will be able to obtain financing for developments or acquisitions on attractive terms or at all, or that the ability to obtain such financing will not be restricted by the terms of our current or future indebtedness. In addition, our pairing arrangement may prevent our use of common tax-free acquisition structures, which may increase the cost and difficulty of acquiring other businesses and hotel properties and inhibit our ability to expand through acquisitions in which consideration other than cash is contemplated.

In addition, any such acquisition, disposition, development, construction or franchising activity could demand significant attention from our management that would otherwise be available for our current ongoing operations, which could have a material adverse effect on our existing or future business.

An increase in the use of third-party internet intermediaries to book online hotel reservations could materially adversely affect our business, financial condition and results of operations.

For the year ended December 31, 2015, approximately 10.7% of our total hotel revenues were booked through third-party internet travel intermediaries and other online travel service providers. These intermediaries primarily focus on leisure travel and also provide offerings for corporate travel and group meetings. Intermediaries use a variety of aggressive online marketing methods to attract customers, including the purchase, by certain companies, of trademarked online keywords such as “Extended Stay” from internet search engines to steer customers toward their websites. These intermediaries hope that consumers will eventually develop brand loyalties to their reservation system rather than to our brands. Accordingly, our business, financial condition and results of operations could be harmed if travel intermediaries succeed in significantly shifting loyalties from our brands to their reservation systems and diverting bookings away from our website or through their fees increasing the overall cost of internet bookings for our hotels.

A failure by our intermediaries to attract or retain their customer bases could lower demand for our hotel rooms and, in turn, reduce our revenues from these distribution channels. Additionally, if bookings by these third-party intermediaries increase, these intermediaries may be able to obtain higher commissions or other significant contract concessions from us, increasing the overall cost of these third-party distribution channels. Increased size and scale resulting from continuing consolidation among third-party intermediaries may increase their pricing power in negotiating commissions and other contract concessions. Some of our distribution agreements with these companies are not exclusive, have a short term, are terminable at will or are subject to early termination provisions. The loss of distributors, increased distribution costs or the renewal of distribution agreements on significantly less favorable terms could adversely impact our business.

We are reliant upon technology and the disruption or malfunction in our information technology systems could materially adversely affect our business.

The lodging industry depends upon the use of sophisticated information technology and systems, including those utilized for reservations, revenue and property management, procurement and operation of administrative systems. For example, we depend on our central reservation system, which allows bookings of hotel rooms directly, via telephone through our call centers, by travel agents, online through our website and through our online reservation partners. We operate third-party systems, making us reliant on third-party service providers, data communication networks and software upgrades, maintenance and support. Many of our information technology systems are outdated and require substantial upgrading. These technologies are costly and are expected to require refinements that may cause disruptions to many of our key information and technology systems. If we are unable to replace or introduce information technology and other systems as quickly as our competitors or within budgeted costs or schedules, or if we are unable to achieve the intended benefits of any new information technology or other systems, including our revenue management system, our results of operations could be adversely affected and our ability to compete effectively could be diminished.

Further, we have from time to time experienced disruptions of these systems, and disruptions of the operation of these systems as a result of failures related to our internal or our service provider systems and support may occur in the future. Information technology systems that we rely upon are also vulnerable to damage or interruption from:

•	events beyond our control, such as war, terrorist attacks, extreme weather and force majeure events, including earthquakes, tornados, blizzards, hurricanes, fires or floods;

•	power losses, computer systems failures, internet and telecommunications or data network failures, service provider negligence, improper operation by or supervision of employees, user error, physical and electronic losses of data and similar events; and

•	computer viruses, cyber attacks, penetration by individuals seeking to disrupt operations or misappropriate information and other breaches of security.

The occurrence of any of these problems at any of our information technology facilities, any of our call centers or any third party service providers could cause significant interruptions or delays in our business or loss of data, or render us unable to process reservations. In addition, if our information technology systems are unable to provide the information communications capacity that we need, or if our information technology systems suffer problems caused by installing system enhancements, we could experience similar failures or interruptions. If our information technology systems fail and our redundant systems or disaster recovery plans are not adequate to address such failures, or if our property and business interruption insurance does not sufficiently compensate us for any losses that we may incur, our revenues and profits could be reduced and the reputation of our brands and our business could be harmed.

Cyber risk and the failure to maintain the integrity of internal or customer data could result in faulty business decisions and harm our reputation or subject us to costs, fines or lawsuits, or limit our ability to accept credit cards.

Our businesses require the collection, transmission and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers, in various information technology systems that we maintain and in those maintained by third parties with whom we contract to provide services. We and our service providers also maintain personally identifiable information about our employees. The integrity and protection of that customer, employee and company data is critical to us. If that data is inaccurate or incomplete, we could make faulty decisions. Further, our customers and employees have a high expectation that we and our service providers will adequately protect their personal information. The information, security and privacy requirements imposed by governmental regulation are increasingly demanding. Our systems may not be able to satisfy these changing requirements and customer and employee expectations, or may require significant additional investments or time in order to do so. Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error or inadvertent releases of data all threaten our and our service providers’ information systems and records. Our reliance on computer, internet-based and mobile systems and communications and the frequency and sophistication of efforts by hackers to gain unauthorized access to such systems have increased significantly in recent years. A breach in the security of our information technology systems or those of our service providers could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits. Additionally, a significant theft, loss or misappropriation of, or access to, customers’ or other proprietary data or other breach of our information technology systems could result in fines, legal claims or legal proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, which could disrupt our operations, damage our reputation and expose us to claims from customers, financial institutions, regulators, payment card associations, employees and other persons, any of which could have a material adverse effect on our financial condition and results of operations.

In addition, we are subject to the Payment Card Industry Data Security Standard (the “PCI DSS”), a set of requirements administered by the Payment Card Industry Security Standards Council, an independent body created by the major credit card brands, designed to ensure that companies handling credit card information maintain a secure environment. In prior years, we failed to maintain compliance with the PCI DSS and accordingly were subject to monthly penalties imposed by VISA. We are currently in compliance with the PCI DSS. If we fail to maintain PCI DSS compliance, we could become subject to additional penalties or lose our ability to accept credit card payments. As approximately 83.5% of our hotel revenues for the year ended December 31, 2015 were paid by credit card, loss of the ability to accept credit cards for payment would significantly disrupt our operations, would reduce our occupancy levels and would likely have a material adverse effect on our business, financial condition and results of operations.

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

Our hotels are subject to various local laws and regulatory requirements that address our ability to obtain licenses for our operations. In particular, we are subject to permitting and licensing requirements, which can restrict the use of our hotel properties and increase the cost of development, construction, acquisition, renovation or operation of our hotels. In addition, federal and state laws and regulations, including laws such as the ADA, impose further restrictions on our operations. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. We may be subject to audits or investigations of all of our hotels to determine our compliance. Some of our hotels and other facilities may not be fully compliant with the ADA. If one or more of these facilities is not in compliance with the ADA or any other regulatory requirements, we may be required to incur additional costs to bring the facility into compliance and we might be required to pay damages or governmental fines. In addition, the obligation to make readily achievable accommodations is an ongoing one. Existing requirements may change and future requirements may require us to make significant unanticipated capital expenditures that could materially adversely affect our business, financial condition, liquidity, results of operations and cash flows.

We are subject to federal, state and local laws and regulations regarding employment.

We are subject to numerous laws and regulations at federal, state, provincial and local levels concerning the employer/employee relationship, including wages, working hours, working conditions, hiring practices and discrimination. Violations of these laws and regulations could affect numerous employees, whose claims might be asserted through class action lawsuits or through government action. Lawsuits of this nature have been instituted against us from time to time, and we cannot assure you that we will not incur substantial damages and expenses resulting from lawsuits of this type or other claims, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our success and our ability to implement our business strategies will depend in large part upon the efforts and skills of our senior management and our ability to attract and retain key officers and other highly qualified personnel. Competition for such personnel is intense. In recent years, we have experienced turnover in several senior management roles and we have focused time and resources on recruiting or promoting from within the new members of our current senior management team. The continued turnover of senior management or the unexpected loss of one or more of our key personnel or any negative public perception with respect to these individuals could have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that we will be successful in attracting and retaining qualified personnel. If we lose or suffer an extended interruption in the services of one or more of our key officers, our business, financial condition and results of operations could be materially adversely affected.

Labor shortages could restrict our ability to operate our hotels or implement our business strategies or result in increased labor costs that could reduce our profitability.

Our success depends in large part on our ability to attract, retain, train, manage and engage our employees. Our hotels are staffed 24 hours a day, seven days a week by approximately 8,000 employees around the country. If we are unable to attract, retain, train, manage and engage skilled employees, our ability to manage and staff our hotel properties adequately could be impaired, which could reduce customer satisfaction and harm our reputation. Staffing shortages could also hinder our ability to implement our business strategy. Because payroll costs are a major component of hotel operating expenses and our general and administrative expenses, a shortage of skilled labor could also require higher wages that would increase our labor costs, which could reduce our profitability and limit our ability to pay distributions to shareholders.

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

In the normal course of our business, we are often involved in various legal proceedings. We cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of these legal proceedings. Additionally, we could become the subject of future claims by third parties, including guests who use our hotels, our employees, our shareholders, our suppliers and other contractual counterparties or regulators. Any significant adverse determinations, judgments or settlements could reduce our profitability and could materially adversely affect our business, financial condition and results of operations or limit our ability to operate our business. Further, we may incur costs related to claims for which we have appropriate third party indemnity, but such third parties fail to fulfill their contractual obligations. See “Item 3-Legal Proceedings.”

We may be liable for indemnification or similar payments relating to our Company’s predecessor in accordance with the Fifth Amended Plan of Reorganization (the “Plan”), the bankruptcy court’s order confirming the Plan (the “Confirmation Order”), and under certain agreements providing for indemnification in connection with the bankruptcy and/or reorganization of our Company’s predecessor.

We were acquired out of bankruptcy by the Sponsors on October 8, 2010. We may be liable for indemnification or similar payments relating to our Company’s predecessor. Under its constitutive documents, other agreements or applicable law, our Company’s predecessor had obligations to defend, indemnify, reimburse, exculpate, advance fees and expenses, or limit the liabilities of certain officers and employees for certain matters relating to our Company’s predecessor (the “Predecessor Indemnification Obligations”). Under the Plan and the Confirmation Order, we retained Predecessor Indemnification Obligations to those officers and employees who were officers and employees both prior to and after the effective date of the Plan. We may, therefore, face liabilities with respect to such Predecessor Indemnification Obligations. In addition, we may face liabilities arising from a separate agreement providing for Predecessor Indemnification Obligations to a former officer. Currently, certain claims remain outstanding against several of our former officers and employees in litigation brought on behalf of a litigation trust, which could trigger our Predecessor Indemnification Obligations, and new claims may arise in the future against those we have agreed to indemnify. While we believe the likelihood that we will be required to fund any material Predecessor Indemnification Obligations is remote and we are unable to quantify the potential exposure for which we may have to provide indemnification in the future, to the extent that we are required to fund any Predecessor Indemnification Obligations, our results of operations and our liquidity and capital resources could be materially adversely affected.

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

In connection with the Offering, August 2014 and November 2015 secondary offerings and May 2015 notes offering , the Company received an opinion that ESH REIT should have qualified as a REIT as of that time. We believe ESH REIT has continued to operate in conformity with the requirements to qualify as a REIT since the November 2015 secondary offering and that ESH REIT continues to satisfy all requirements to maintain its REIT status. One of the requirements unique to our structure is that, in order for ESH REIT to qualify as a REIT, no shareholder may actually or constructively own 10 percent or more of the value of shares of ESH REIT or the Corporation. While we do not regularly monitor share ownership for purposes of this test, in the event that a shareholder crosses the 10-percent threshold, we believe that the excess share provisions of the ESH REIT and Corporation charters should be triggered to reduce the relevant shareholder’s ownership and insulate the Company from risk with respect to this issue.

If ESH REIT failed to qualify as a REIT in any taxable year, and no available relief provision applied, it would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates, and distributions to holders of its stock would not be deductible by it in computing its taxable income. ESH REIT may also be subject to additional state and local taxes if it fails to qualify as a REIT. Any such corporate tax liability could be substantial and would reduce the amount of cash available for investment, debt service and distribution to holders of its stock, which in turn could have a material adverse effect on the value and market price of our Paired Shares. To the extent that distributions to shareholders by ESH REIT have been made on the belief that ESH REIT qualified as a REIT, ESH REIT might be required to borrow funds or to liquidate certain of its investments to pay the applicable tax. If, for any reason, ESH REIT failed to qualify as a REIT and it was not entitled to relief under certain Code provisions, it would be subject to a material tax liability and unable to elect REIT status for the four taxable years following the year during which it ceased to so qualify, which would materially adversely affect our business, cash flows and operating strategies and the market value of our Paired Shares.

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

In addition, if ESH REIT fails to qualify as a REIT, it will no longer be required to make distributions as a condition to REIT qualification and all of its distributions to holders of its common stock, after payment of corporate level tax as noted above, would be taxable as regular C corporation dividends to the extent of ESH REIT’s current and accumulated earnings and profits. Thus, if ESH REIT failed to qualify as a REIT, dividends paid to ESH REIT’s shareholders currently taxed as individuals would be qualified dividend income, currently taxed at preferential rates, and ESH REIT’s shareholders currently taxed as corporations (including the Corporation) would be entitled to the dividends received deduction with respect to such dividends, subject in each case to applicable limitations under the Code. As a result of all these factors, ESH REIT’s failure to qualify as a REIT would impair our business, cash flows, operating strategies and materially adversely affect the market price of our Paired Shares.

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

In February 2014, we received notice that the Company’s principal Operating Lessee would be subject to an audit by the Internal Revenue Service (the “IRS”) with respect to its 2011 taxable year, during which it was a taxable REIT subsidiary of ESH REIT. In November 2014, the IRS completed this audit and issued a no change letter. Despite this favorable outcome and the fact that this Operating Lessee ceased to be a taxable REIT subsidiary of ESH REIT in 2013, the IRS may choose to audit subsequent taxable years for this Operating Lessee, or audit other open years for other taxpayers. The IRS has conducted audits of other lodging REITs and their taxable REIT subsidiaries, and in at least three cases has focused on the transfer pricing aspects of the hotel leases between the REIT and its taxable REIT subsidiaries. While we believe that our rent provisions reflect arm’s-length terms, there can be no assurance that the IRS will agree in any potential audit.

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

Even if ESH REIT continues to qualify for taxation as a REIT, it may be subject to certain U.S. federal, state and local taxes on its income and assets including, but not limited to, taxes on any undistributed income and property and transfer taxes. In order to maintain its status as a REIT, each year ESH REIT must distribute to holders of its common stock at least 90% of its REIT taxable income, determined before the deductions for distributions paid and excluding any net capital gain. To the extent that ESH REIT satisfies this distribution requirement, but distributes less than 100% of its taxable income and net capital gain, it will be subject to U.S. federal corporate income tax on its undistributed REIT taxable income and net capital gain. In addition, ESH REIT will be subject to a 4% nondeductible excise tax if the actual amount that it pays out to holders of its common stock in a calendar year is less than a minimum amount specified under the Code. ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. ESH REIT will be subject to U.S. federal corporate income tax on its undistributed REIT taxable income and net capital gain and may be subject to U.S. federal excise tax. Any of these taxes would decrease cash available for distributions to holders of its common stock, and lower cash distributions could adversely affect the market price of our Paired Shares.

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

As a REIT, ESH REIT is subject to various restrictions on the types of income it can earn, assets it can own and activities in which it can engage. Business activities that could be impacted by applicable REIT laws include, but are not limited to, activities such as developing alternative uses of real estate, including the development, construction and/or sale of hotel properties. Due to these restrictions, we anticipate that we will conduct certain business activities, including those mentioned above, through the Corporation. The Corporation is taxable as a regular C corporation and is subject to U.S. federal, state, local and, if applicable, foreign taxation on its taxable income. To qualify as a REIT, ESH REIT must satisfy certain asset, income, organizational, distribution, shareholder ownership and other requirements on an ongoing basis. In order to meet these tests, ESH REIT may be required to forego investments it might otherwise make. Thus, ESH REIT’s compliance with the REIT requirements may hinder our business and operating strategies, financial condition and results of operations.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code substantially limit ESH REIT’s ability to hedge its assets and liabilities. Any income from a hedging transaction that ESH REIT enters into primarily to manage risk of currency fluctuations, to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets, or to partially or completely terminate previous hedges that are no longer serving as hedges, does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that ESH REIT enters into other types of hedging transactions or fails to properly identify such transaction as a hedge, the income is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, ESH REIT may be required to limit its use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary (“TRS”). This could increase the cost of ESH REIT’s hedging activities because its TRS may be subject to tax on gains or expose ESH REIT to greater risks associated with changes in interest rates than it would otherwise choose to bear. In addition, losses in a TRS will generally not provide any tax benefit, except that such losses could theoretically be carried back or forward against past or future taxable income in the TRS.

The application of FIRPTA to non-U.S. holders of Class B common stock of ESH REIT is not clear.

A non-U.S. person disposing of a U.S. real property interest (“USRPI”), including shares of a U.S. corporation whose assets consist principally of USRPIs, is generally subject to tax under the Foreign Investment in Real Property Tax Act (“FIRPTA”), on the gain recognized on the disposition, in which case they would also be required to file U.S. tax returns with respect to such gain. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled REIT.” We intend to take the position that ESH REIT is a domestically controlled REIT under the Code. There can be no assurance that the IRS will not challenge this treatment or that a court would not sustain such a challenge. Under recent legislation, however, a publically traded REIT is permitted to treat all owners of 5% or less of its stock as U.S. persons unless it has actual knowledge to the contrary. If ESH REIT were to fail to qualify as a “domestically controlled REIT,” gains realized by a non-U.S. holder on a sale of Class B common stock would be subject to tax under FIRPTA unless the Class B common stock was regularly traded on an established securities market (such as the NYSE) and the non-U.S. holder (other than a qualified foreign pension fund, as defined in Section 897(1)(2) of the Code (a “Qualified Foreign Pension Fund”), or any entity all of the interests of which are held by a Qualified Foreign Pension Fund) did not at any time during a specified testing period directly or indirectly own more than 10% of the value of the outstanding Class B common stock. While there is no authority addressing whether a component of a paired interest will be considered to be regularly traded on an established securities market by virtue of the paired interest being considered to be regularly traded on an established securities market, we intend to take the position that the Class B common stock of ESH REIT is traded on an established securities market.

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

If the Class B common stock is regularly traded on an established securities market located in the United States, capital gain distributions on the Class B common stock that are attributable to ESH REIT’s sale of real property will be treated as ordinary dividends rather than as gain from the sale of a USRPI as long as the non-U.S. shareholder did not own more than 10% of the Class B common stock at any time during the one-year period preceding the distribution. As a result, non-U.S. shareholders generally will be subject to withholding tax on such capital gain distributions in the same manner as they are subject to withholding tax on ordinary dividends. As noted above, we intend to take the position that the Class B common stock is regularly traded on an established securities market located in the United States. If the Class B common stock is not considered to be regularly traded on an established securities market located in the United States or the non-U.S. shareholder owned more than 10% of the Class B common stock at any time during the one-year period preceding the distribution, capital gain distributions that are attributable to ESH REIT’s sale of real property would be subject to tax under FIRPTA, as described in the preceding paragraph. In such case, ESH REIT must withhold 35% of any distribution that ESH REIT could designate as a capital gain dividend. A non-U.S. shareholder may receive a credit against its tax liability for the amount ESH REIT withholds. Moreover, if a non-U.S. shareholder disposes of ESH REIT common stock during the 30-day period preceding a distribution payment, and such non-U.S. shareholder (or a person related to such non-U.S. shareholder) acquires or enters into a contract or option to acquire the Class B common stock within 61 days of the first day of the 30-day period described above, and any portion of such distribution payment would, but for the disposition, be treated as a USRPI capital gain to such non-U.S. shareholder, then such non-U.S. shareholder shall be treated as having USRPI capital gain in an amount that, but for the disposition, would have been treated as USRPI capital gain.

Qualified Foreign Pension Funds are not subject to tax (including withholding tax) under FIRPTA with respect to distributions attributable to gain from sale or exchange of a USRPI.

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

The Corporation is expected to be a United States real property holding corporation under the Code. As a result, under FIRPTA, certain non-U.S. holders of Corporation common stock may be subject to U.S. federal income tax on gain from the disposition of such stock, in which case they would also be required to file U.S. tax returns with respect to such gain. Whether these FIRPTA provisions apply depends on the amount of Corporation common stock that such non-U.S. holder holds and whether, at the time they dispose of their shares, Corporation common stock is regularly traded on an established securities market (such as the NYSE) within the meaning of the applicable Treasury Regulations. While there is no authority addressing whether a component of a paired interest will be considered to be traded on an established securities market by virtue of the paired interest being considered to be traded on an established securities market, we intend to take the position that the common stock of the Corporation is traded on an established securities market. So long as the Corporation common stock is regularly traded as noted above, only a non-U.S. holder who has held, actually or constructively, more than 10% of the Corporation’s common stock at any time during the applicable testing period may be subject to U.S. federal income tax on the disposition of such common stock under FIRPTA. In addition, a separate valuation of the Class B common stock of ESH REIT and common stock of the Corporation may not be available. As a result, the portion of any gain on the disposition of a Paired Share that is attributable to shares of common stock of the Corporation, and subject to FIRPTA, may be difficult to determine. Qualified Foreign Pension Funds are not subject to tax (including withholding tax) under FIRPTA with respect to gain from the disposition of stock in a real property holding corporation.

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

As a result of these factors, investors in Paired Shares may not be able to resell their Paired Shares at or above their purchase price. In addition, our stock price has been, and may continue to be, volatile. The stock market in general, and in the lodging industry in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of market participants. Accordingly, these broad market and industry factors may significantly reduce the market price of our Paired Shares, regardless of our operating performance. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention, which could adversely impact our business. Any adverse determination in litigation could also subject us to significant liabilities.

Certain of our shareholders each beneficially own a substantial amount of our Paired Shares and have substantial control over us and their interests may conflict with or differ from your interests as a shareholder.

Affiliates of the Sponsors collectively beneficially own 62.5% of our Paired Shares, with no individual entity owning, actually or constructively, more than 9.8% as provided in the respective charters of the Corporation and ESH REIT. Accordingly, the Corporation is a “controlled company” within the meaning of the NYSE rules. ESH REIT is a “controlled company” by virtue of its ownership by the Corporation, regardless of the Sponsors’ ownership. In addition, four directors of the Corporation and three directors of ESH REIT were designated by the Sponsors pursuant to the shareholders agreement between the Corporation, ESH REIT and the Sponsors. Further, the Sponsors are entitled to consent rights on specified matters pursuant to the shareholders agreement. As a result, the Sponsors are able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring shareholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets and other significant business or corporate transactions. These shareholders may have interests that are different from yours and may vote in a way with which you disagree and which may be adverse to your interests. In addition, this concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our Paired Shares to decline or prevent our shareholders from realizing a premium over the market price for their Paired Shares.

Additionally, each of the Sponsors is in the business of making investments in companies and may acquire and hold, and in a few instances have acquired and currently hold, interests in businesses that compete directly or indirectly with us. One or more of the Sponsors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. The Corporation’s and ESH REIT’s charters provide that none of the Sponsors, any of their affiliates or any director who is not employed by us or his or her affiliates have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate.

Future sales or the possibility of future sales of a substantial amount of our Paired Shares may depress the price of our Paired Shares.

Future sales or the availability for sale of substantial amounts of our Paired Shares in the public market could adversely affect the prevailing market price of our Paired Shares and could impair our ability to raise capital through future sales of equity securities. We cannot predict the size of future issuances of our Paired Shares or the effect, if any, that future issuances and sales of our Paired Shares by us or our Sponsors will have on the market price of our Paired Shares. Sales of substantial amounts of our Paired Shares by the Sponsors have, and the perception that such sales could occur may, adversely affect prevailing market prices for our Paired Shares.

The charters of the Corporation and ESH REIT authorize us to issue 3,500,000,000 Paired Shares, of which 204,593,912 Paired Shares are outstanding as of February 19, 2016. Of these shares, the 71,637,500 Paired Shares sold in the Offering and subsequent secondary offerings are freely transferable without restriction or further registration under the Securities Act by persons other than “affiliates,” as that term is defined in Rule 144 under the Securities Act. The Sponsors currently own 127,960,388 Paired Shares collectively, all of which have been registered pursuant to the automatic shelf registration statement that we filed in June 2015, and have additional rights with respect to the remainder of their Paired Shares.

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

The Amended and Restated Extended Stay America, Inc. Long-Term Incentive Plan and the Amended and Restated ESH Hospitality, Inc. Long-Term Incentive Plan (each an “LTIP”) contemplate grants of Paired Shares to employees, officers and directors of the Corporation and ESH REIT (each a “Granting Entity”), as applicable. Each Granting Entity makes awards to eligible participants under its respective LTIP in respect of Paired Shares, subject to the non-Granting Entity’s approval of the terms of each award made under the Granting Entity’s LTIP, and the non-Granting Entity’s agreement to issue its component of our Paired Share (i.e., with respect to the Corporation, a share of common stock, and with respect to ESH REIT, a share of Class B common stock) to the grantee at the time of delivery of its component of our Paired Share.

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

Under the LTIPs, a grant of restricted stock units results in the recognition of total compensation expense equal to the grant date fair value of such grant. Compensation expense related to a grant is generally recognized on a straight-line basis over the requisite service period of each grant. As it relates to the Company’s financial statements, with respect to grants issued to directors of ESH REIT, such compensation expense is recognized over the service period on a mark-to-market basis each period rather than on a straight-line basis.

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

The Corporation and ESH REIT are Delaware corporations, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing shareholders. In addition, provisions of the Corporation’s and ESH REIT’s charters and bylaws may make it more difficult for, or prevent a third party from, acquiring control of us without the approval of our Boards of Directors. These provisions include, among others:

•	the ability of our Boards of Directors to designate one or more series of preferred stock and issue shares of preferred stock without shareholder approval;

•	actions by shareholders may not be taken by written consent, except that any action required or permitted to be taken by our shareholders may be effected by written consent until such time as the Sponsors cease to own 50% or more of the outstanding Paired Shares;

•	the sole power of a majority of the Boards of Directors to fix the number of directors;

•	advance notice requirements for nominating directors or introducing other business to be conducted at shareholder meetings, provided that such notice will not be applicable to the Sponsors so long as they own at least 50% of the outstanding Paired Shares;

•	the limited ability of shareholders to call special meetings while the Sponsors own at least 50% of the outstanding Paired Shares; and

•	the affirmative supermajority vote of our shareholders to amend anti-takeover provisions in our charters and bylaws.

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

There is a possibility that there will be amendments to or elimination of the pairing arrangement.

Each share of common stock of the Corporation is attached to and trades together with the Class B common stock of ESH REIT. Under the Corporation’s and ESH REIT’s charters, each of the respective Board of Directors may modify or eliminate this pairing arrangement without the consent of its respective shareholders at any time if that Board of Directors no longer deems it in the best interests of the Corporation or ESH REIT, as the case may be, for their shares to continue to be attached and trade together. With respect to such determination, the respective board must fulfill at all times its respective fiduciary duties and, therefore, it is not possible to predict at this time the circumstances under which the respective board would terminate the pairing arrangement. In addition, holders of Paired Shares have the option, by the vote of a majority of our Paired Shares then outstanding, to eliminate the pairing arrangement in accordance with the respective charters of the Corporation and ESH REIT. The pairing arrangement will be automatically terminated upon bankruptcy of either of the Corporation or ESH REIT.

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

Under ESH REIT’s charter, its Board of Directors may terminate its REIT status, without the consent of its shareholders, at any time if the board no longer deems it in the best interests of ESH REIT to continue to qualify under the Code as a REIT, subject to the Sponsors’ consent rights pursuant to the shareholders agreement between the Corporation, ESH REIT and the Sponsors. Circumstances that the board may consider in making such a determination may include, for example:

•	the enactment of new legislation that would significantly reduce or eliminate the benefits of being a REIT or having a paired share arrangement;

•	to facilitate a transaction whose benefits outweigh the benefits of maintaining ESH REIT’s status as a REIT; or

•	ESH REIT no longer being able to satisfy the REIT requirements.

With respect to this determination, ESH REIT’s board must fulfill at all times its fiduciary duties and, therefore, it is not possible to predict at this time the circumstances under which the board would terminate ESH REIT’s status as a REIT.

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

As a public company, we are subject to the reporting requirements of the Exchange Act and the corporate governance standards of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the NYSE. These requirements place a strain on our management, systems and resources. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition within specified time periods and to prepare proxy statements with respect to the annual meetings of shareholders of the Corporation and ESH REIT. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. The NYSE requires that we comply with various corporate governance requirements. To comply with the Exchange Act, Sarbanes-Oxley Act and NYSE requirements, significant resources and management oversight are required. This requires significant management attention and significant costs associated with compliance, which could have a material adverse effect on us and the price of our Paired Shares. Advocacy efforts by shareholders and third parties may also prompt even more changes in governance and reporting requirements. We cannot predict or estimate the amount of additional costs we may incur or the timing of these costs.

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

As of December 31, 2015, we owned and operated 629 hotels. The average age of our hotel properties at December 31, 2015 was 16.8 years. We are under long-term ground leases at four of our hotel properties with initial terms terminating at various dates between 2016 and 2096 with most leases including multiple renewal options for generally five or 10 year periods. Other than the four ground leases described above, all remaining hotel properties and grounds are fully owned. The following table provides certain information regarding those hotels.

State/Country	Number of Hotels	Number of Rooms	% of Total Rooms
California	83	10,053	14.5%
Texas	62	6,888	9.9%
Florida	52	5,751	8.3%
Illinois	33	3,814	5.5%
Virginia	30	3,290	4.7%
North Carolina	31	3,161	4.6%
Ohio	28	2,677	3.9%
Georgia	24	2,403	3.5%
Washington	19	2,181	3.1%
New Jersey	18	2,097	3.0%
Maryland	19	2,066	3.0%
Michigan	18	1,988	2.9%
Tennessee	17	1,772	2.6%
Pennsylvania	16	1,713	2.5%
Arizona	15	1,704	2.5%
Massachusetts	13	1,435	2.1%
Colorado	12	1,422	2.0%
New York	11	1,325	1.9%
Missouri	12	1,276	1.8%
Indiana	13	1,228	1.8%
Minnesota	10	1,043	1.5%
South Carolina	10	976	1.4%
Kentucky	8	770	1.1%
Kansas	6	708	1.0%
Alabama	7	693	1.0%
Wisconsin	6	665	1.0%
Oregon	5	642	0.9%
Connecticut	5	570	0.8%
Nevada	4	529	0.8%
Canada	3	500	0.7%
Utah	4	484	0.7%
Oklahoma	5	475	0.7%
Louisiana	4	428	0.6%
Alaska	4	419	0.6%
Rhode Island	4	403	0.6%
New Mexico	3	330	0.5%
Arkansas	3	305	0.4%
Mississippi	3	273	0.4%
Montana	2	208	0.3%
Iowa	2	190	0.3%
Delaware	1	142	0.2%
Idaho	1	107	0.1%
New Hampshire	1	101	0.1%
Maine	1	92	0.1%
Nebraska	1	86	0.1%

Total	629	69,383	100%

We lease our corporate headquarters in Charlotte, North Carolina. The initial lease term expires in August 2021 with two additional five year renewal terms. Our offices are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional office space, as needed, on terms acceptable to us.

Item 3.	Legal Proceedings

We are from time to time subject to various claims and lawsuits incidental to our business. In the opinion of management, these claims and suits, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial statements, results of operations or liquidity or on ESH REIT’s consolidated financial statements, results of operations or liquidity.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Paired Shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “STAY.” Below is a quarterly summary of the high and low prices of, and cash distributions declared on our Paired Shares, from January 1, 2014 through December 31, 2015:

	Price per Paired Share		Corporation Cash Distributions Declared	ESH REIT Cash Distributions Declared
2015	High	Low
Fourth Quarter(1)	$19.63	$15.75	$0.08	$0.34
Third Quarter	19.34	16.18	0.02	0.15
Second Quarter	21.00	18.77	0.02	0.15
First Quarter	21.30	18.67	0.00	0.15

2014
Fourth Quarter	$23.30	$17.63	$0.00	$0.15
Third Quarter	24.06	21.86	0.00	0.15
Second Quarter	23.83	21.04	0.00	0.15
First Quarter	26.57	22.64	0.00	0.08

(1)	In the fourth quarter of 2015, in addition to our regular quarterly cash distribution, each of the Board of Directors of ESH REIT and the Corporation declared a special cash distribution of $0.19 per share, payable to Class A and Class B common shareholders, and of $0.06 per share, payable to common shareholders, respectively.

The Class A common stock of ESH REIT is held by the Corporation and has never been publicly traded.

Holders of Record

As of February 19, 2016, there were 48 holders of record of our Paired Shares and the Corporation was the only holder of ESH REIT’s Class A common stock. Because many of our Paired Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial owners represented by these record holders.

Distribution Policies

In 2016, we intend to maintain or slightly increase our current distribution rate of $0.17 per Paired Share per quarter unless our consolidated results of operations, net income, Adjusted EBITDA, liquidity, cash flows, financial condition or prospects, economic conditions or other factors differ materially from our current assumptions. We intend to make a significant portion of our expected distributions in respect of the Class B common stock of ESH REIT. In the event distributions in respect of the Class B common stock of ESH REIT are not sufficient to meet our expected Paired Share distributions, the expected Paired Share distributions may be completed through distributions in respect of the common stock of the Corporation using funds distributed to the Corporation in respect of the Class A common stock of ESH REIT, after allowance for tax, if any, on those funds.

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

Corporation Distribution Policy

The payment of Corporation distributions is at the discretion of the Corporation’s Board of Directors. Any such distributions will be made subject to the Corporation’s compliance with applicable law and will depend on, among other things, the Corporation’s results of operations and financial condition, level of indebtedness, capital requirements, capital contributions to ESH REIT, contractual restrictions, restrictions in any existing or future debt agreements of the Corporation or ESH REIT and in any preferred stock and other factors that the Corporation’s Board of Directors may deem relevant.

The Corporation’s ability to pay distributions depends on its receipt of cash distributions from ESH REIT in respect of the Class A common stock, which may further restrict its ability to pay distributions. In particular, ESH REIT’s ability to pay distributions is restricted by the terms of its indebtedness. See Note 7 to the consolidated and combined financial statements of Extended Stay America, Inc. and Note 6 to the consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 8 in this combined annual report on Form 10-K, for a description of the restrictions on the Corporation’s and ESH REIT’s ability to pay distributions.

On February 23, 2016, the Board of Directors of the Corporation declared a cash distribution of $0.02 per common share for the fourth quarter of 2015. The distribution is payable on March 22, 2016 to shareholders of record as of March 8, 2016.

ESH REIT Distribution Policy

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

ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. ESH REIT is subject to income tax on its taxable income that is not distributed and to an excise tax to the extent that certain percentages of its taxable income are not distributed by specified dates. Taxable income as computed for purposes of the foregoing tax rules will not necessarily correspond to ESH REIT’s income before income taxes as determined under accounting principles generally accepted in the United States (“U.S. GAAP”) for financial reporting purposes.

The timing and frequency of ESH REIT’s distributions will be authorized by ESH REIT’s Board of Directors, in its sole discretion, and declared based on a variety of factors, including:

•	consolidated results of operations;

•	debt service requirements;

•	capital expenditure requirements for its hotel properties;

•	taxable income;

•	the annual distribution requirement under the REIT provisions of the Code;

•	contractual restrictions;

•	restrictions in any current or future debt agreements and in any preferred stock; and

•	other factors that ESH REIT’s Board of Directors may deem relevant.

Holders of ESH REIT Class A and Class B common stock are entitled to any common stock distributions that ESH REIT’s Board of Directors may declare. Approximately 55% of ESH REIT’s distributions are paid to the Corporation on account of its ownership of the Class A common stock. Each share of Class A and Class B common stock is entitled to the same amount of distributions per share, except as described below, ESH REIT may declare and pay taxable stock dividends in respect of the Class A common stock that differ from dividends paid in respect of the Class B common stock in order to maintain its REIT status.

ESH REIT’s ability to pay distributions is restricted by the terms of its indebtedness. In cases in which the terms of any of ESH REIT’s existing or future indebtedness prohibits the payment of cash dividends, ESH REIT may declare and pay taxable stock dividends in order to maintain its REIT status. See Note 6 to the consolidated financial statements of ESH Hospitality, Inc., which are included in Item 8 in this combined annual report on Form 10-K, for a description of the restrictions on ESH REIT’s ability to pay distributions. In cases where ESH REIT distributes additional shares of its Class B common stock to the holders of its Class B common stock, the Corporation may correspondingly distribute a number of additional shares of its common stock, which together with the shares of Class B common stock distributed by ESH REIT will form Paired Shares.

On February 23, 2016, the Board of Directors of ESH REIT declared a cash distribution of $0.15 per Class A and Class B common share for the fourth quarter of 2015. This distribution is payable on March 22, 2016 to shareholders of record as of March 8, 2016.

Stock Performance Graph

The following graph compares the total shareholder return on our Paired Shares to the cumulative total returns of the Standard and Poor’s 500 Stock Index (“S&P 500”) and the Standard and Poor’s 500 Hotels, Resorts & Cruise Lines Index (“S&P Hotel Index”) for the period from November 13, 2013, the date on which our Paired Shares commenced trading on the NYSE, through December 31, 2015. The graph assumes an initial investment of $100 on November 13, 2013 in our Paired Shares and in each of the indices and also assumes the reinvestment of dividends where applicable. The results shown in the graph below are not necessarily indicative of future performance.

This performance graph and related information shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Recent Sales of Unregistered Securities

In March 2015, ESH REIT issued 190,089 shares of Class A common stock to the Corporation for consideration of approximately $1.7 million. The issuance of these shares of Class A common stock was made pursuant to an exemption provided by Section 4(a)(2) of the Securities Act.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Share Repurchase Program

On December 10, 2015, the Boards of Directors of Extended Stay America, Inc. and ESH Hospitality, Inc. authorized a combined Paired Share repurchase program for up to $100 million of the Paired Shares. On February 23, 2016, the Boards of Directors of Extended Stay America, Inc. and ESH Hospitality, Inc. authorized an increase of the combined Paired Share repurchase program from $100 million to up to $200 million of Paired Shares. The program expires on December 31, 2016. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice. As of December 31, 2015, we have not repurchased any Paired Shares pursuant to the combined Paired Share repurchase program.

Item 6. Selected Financial Data

Selected Historical Financial and Other Data—The Company

The selected historical consolidated and combined financial data of the Company for the years ended December 31, 2015, 2014 and 2013 and as of December 31, 2015 and 2014 have been derived from the audited consolidated and combined financial statements of the Company, which are included in Item 8 in this combined annual report on Form 10-K. The selected historical consolidated and combined financial data of the Company for the years ended December 31, 2012 and 2011 and as of December 31, 2013, 2012 and 2011 have been derived from the audited consolidated and combined financial statements of the Company not included elsewhere in this combined annual report on Form 10-K. The following information should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical audited consolidated and combined financial statements of Extended Stay America, Inc. and related notes and other financial information included herein.

	Company
(Dollars in thousands, except ADR, RevPAR and per Share and per Paired Share data)	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Statement of operations data:
Total revenues	$1,284,753	$1,213,475	$1,132,818	$1,011,462	$942,728
Hotel operating expenses	604,087	592,101	540,551	493,635	463,369
Total operating expenses	915,620	865,989	821,827	727,574	677,351
Income from operations	500,072	348,738	312,125	284,272	265,609
Net income	283,022	150,554	82,656	22,281	46,635
Net (income) loss attributable to noncontrolling interests	(169,982)	(110,958)	3,575	(1,549)	(1,062)
Net income attributable to common shareholders or members	113,040	39,596	86,231	20,732	45,573
Net income per common share-basic	$0.55	$0.19	$0.49	$0.12	$0.27

Net income per common share-diluted	$0.55	$0.19	$0.49	$0.12	$0.26

Cash distributions paid per common share	$0.06	$—	$—	$—	$—

Distributions declared per common share	$0.12	$—	$—	$—	$—

Other financial data:
Cash flows provided by (used in):
Operating activities	$428,889	$370,485	$311,313	$201,110	$180,605
Investing activities	66,289	(182,243)	(165,259)	(223,842)	(43,389)
Financing activities	(243,180)	(127,160)	(188,977)	27,594	(50,074)
Capital expenditures	204,717	173,239	172,540	271,464	106,064
EBITDA(a)	701,237	532,182	480,178	414,210	386,047
Adjusted EBITDA(a)	603,081	556,660	518,610	434,908	409,864
Hotel Operating Profit(b)	689,965	626,978	594,082	508,449	468,955
Hotel Operating Margin(b)	53.7%	51.7%	52.5%	50.8%	50.3%
Paired Share Income(c)	$283,006	$150,538	$81,926	$20,732	$45,573
Adjusted Paired Share Income(c)	194,699	169,711	121,829	71,030	62,160
Adjusted Paired Share Income per Paired Share—basic(c)	$0.95	$0.83	$0.70	$0.42	$0.37
Adjusted Paired Share Income per Paired Share—diluted(c)	$0.95	$0.83	$0.69	$0.41	$0.36
Operating data:
Rooms (at period end)	69,383	76,000	76,219	75,928	73,657
Occupancy	73.7%	74.3%	74.2%	73.3%	75.1%
ADR	$62.22	$57.93	$54.15	$49.77	$45.20
RevPAR	$45.89	$43.02	$40.18	$36.46	$33.96

	Company
	December 31,	December 31,	December 31,	December 31,	December 31,
(In thousands)	2015	2014	2013	2012	2011
Balance sheet data:
Total assets	$4,528,900	$4,449,142	$4,407,795	$4,427,188	$4,312,966
Total debt, net of unamortized deferred financing costs and debt discount(d)	2,762,388	2,859,391	2,862,951	3,541,162	2,635,881
Mandatorily redeemable preferred stock	21,202	21,202	21,202	—	—
Noncontrolling interest	608,684	599,799	596,632	3,157	1,925

(a)	EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are key metrics used by management to assess our operating performance and facilitate comparisons between us and other lodging companies, hotel owners and capital-intensive companies. EBITDA and Adjusted EBITDA as presented may not be comparable to similar measures calculated by other companies. This information should not be considered as an alternative to net income, net income per common share, cash flow from operations or any other operating performance measure calculated in accordance with U.S. GAAP. Additionally, EBITDA and Adjusted EBITDA should not solely be considered as measures of our liquidity or indicative of funds available to fund our cash needs, including our ability to pay distributions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—EBITDA and Adjusted EBITDA” for a definition and discussion of EBITDA and Adjusted EBITDA.

The following table provides a reconciliation of net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 (in thousands):

	Company
	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011
Net income	$283,022		$150,554		$82,656		$22,281		$46,635
Interest expense, net	137,782		149,364		234,459		257,349		211,924
Income tax expense (benefit)	76,536		45,057		(4,990)		4,642		7,050
Depreciation and amortization	203,897		187,207		168,053		129,938		120,438

EBITDA	701,237		532,182		480,178		414,210		386,047
Non-cash equity-based compensation	10,500		8,803		20,168		4,409		4,730
Other non-operating expense	2,732		3,763		—		—		—
Impairment of long-lived assets	9,011		2,300		3,330		1,420		—
Gain on sale of hotel properties	(130,894)		(864)		—		—		—
Restructuring expenses	—		—		605		5,763		10,491
Acquisition transaction expenses	—		—		235		1,675		593
Other expenses	10,495	(1)	10,476	(2)	14,094	(3)	7,431	(4)	8,003	(5)

Adjusted EBITDA	$603,081		$556,660		$518,610		$434,908		$409,864

(1)	Includes costs incurred in connection with the preparation of the registration statement filed in June 2015 and the November 2015 secondary offering of approximately $0.9 million, transaction costs of approximately $0.3 million associated with the sale of hotel properties, and loss on disposal of assets of approximately $9.3 million.
(2)	Includes public company transition costs of approximately $3.0 million, including approximately $1.5 million in costs incurred in connection with the August 2014 secondary offering, consulting fees of approximately $1.9 million related to the implementation of certain key strategic initiatives, including review of our corporate infrastructure, and loss on disposal of assets of approximately $5.6 million.
(3)	Includes costs related to preparations for our initial public offering of approximately $11.2 million, consisting primarily of the Pre-IPO Transactions, and loss on disposal of assets of approximately $2.9 million.
(4)	Includes costs related to preparations for our initial public offering of approximately $1.6 million, consisting primarily of the Pre-IPO Transactions, consulting fees of approximately $4.9 million related to the implementation of certain key strategic initiatives, including services related to pricing and yield management projects, and loss on disposal of assets of approximately $0.9 million.
(5)	Includes consulting fees of approximately $7.4 million related to the implementation of certain key strategic initiatives, including services related to pricing and yield management projects, and loss on disposal of assets of approximately $0.6 million

(b)	Hotel Operating Profit and Hotel Operating Margin. Hotel Operating Profit and Hotel Operating Margin are supplemental measures of aggregate hotel-level profitability used by management to evaluate hotel operating profitability. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—Hotel Operating Profit and Hotel Operating Margin” for definitions and discussion of Hotel Operating Profit and Hotel Operating Margin.

The following table provides a reconciliation of room revenues, other hotel revenues and hotel operating expenses (excluding loss on disposal of assets) to Hotel Operating Profit and Hotel Operating Margin for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 (in thousands):

	Company
	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Room revenues	$1,265,653	$1,195,816	$1,113,956	$984,273	$912,988
Other hotel revenues	19,100	17,659	17,787	16,898	18,693

Total hotel revenues	1,284,753	1,213,475	1,131,743	1,001,171	931,681
Hotel operating expenses(1)	594,788	586,497	537,661	492,722	462,726

Hotel Operating Profit	$689,965	$626,978	$594,082	$508,449	$468,955

Hotel Operating Margin	53.7%	51.7%	52.5%	50.8%	50.3%

(1)	Excludes loss on disposal of assets of approximately $9.3 million, $5.6 million, $2.9 million, $0.9 million and $0.6 million, respectively.

(c)	Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share. We believe that Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share provide meaningful indicators of the Company’s operating performance in addition to separate and/or individual analyses of net income attributable to common shareholders of the Corporation and net income attributable to Class B common shareholders of ESH REIT, each of which is impacted by specific U.S. GAAP requirements and may not necessarily reflect how cash flows are generated on an individual entity or total enterprise basis.

Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share should not be considered as alternatives to net income of the Company, net income of the Corporation, net income of ESH REIT, net income per share of common stock of the Corporation, net income per share of Class A or Class B common stock of ESH REIT or any other operating measure calculated in accordance with U.S. GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share” for definitions and discussion of Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Income per Paired Share.

The following table provides a reconciliation of net income attributable to common shareholders or members to Paired Share Income and Adjusted Paired Share Income and a calculation of Adjusted Paired Share Income per Paired Share for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 (in thousands, except per Paired Share data):

	Company
	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011
Net income attributable to common shareholders or members	$113,040		$39,596		$86,231		$20,732		$45,573
Noncontrolling interests attributable to Class B common shares of ESH REIT	169,966		110,942		(4,305	)(1)	—		—

Paired Share Income	283,006		150,538		81,926		20,732		45,573
Debt extinguishment costs	2,392		7,185		22,984		36,593		—
Other non-operating expense	2,061		2,871		—		—		—
Impairment of long-lived assets	6,598		1,771		3,245		1,420		—
Gain on sale of hotel properties	(107,726)		(659)		—		—		—
Restructuring expenses	—		—		576		4,772		9,117
Acquisition transaction expenses	—		—		229		1,360		515
Other expenses	8,368	(2)	8,005	(3)	12,869	(4)	6,153	(5)	6,955	(6)

Adjusted Paired Share Income	$194,699		$169,711		$121,829		$71,030		$62,160

Adjusted Paired Share Income per Paired Share - basic	$0.95		$0.83		$0.70		$0.42		$0.37

Adjusted Paired Share Income per Paired Share - diluted	$0.95		$0.83		$0.69		$0.41		$0.36

Weighted average Paired Shares outstanding - basic	204,211		203,548		174,894		169,816		168,813

Weighted average Paired Shares outstanding - diluted	204,567		204,508		176,268		171,796		171,345

(1)	Prior to the change in our legal and corporate structure in November 2013, which occurred in connection with the Corporation’s and ESH REIT’s initial public offering, no portion of the Company’s (i.e., the Paired Shares’) noncontrolling interests represented interests attributable to Class B common shares of ESH REIT.
(2)	Includes costs incurred in connection with the preparation of the registration statement filed in June 2015 and the November 2015 secondary offering of approximately $0.9 million pre-tax, transaction costs of approximately $0.3 million pre-tax associated with the sale of hotel properties, and loss on disposal of assets of approximately $9.3 million pre-tax, which total approximately $8.4 million after-tax.
(3)	Includes public company transition costs of approximately $3.0 million pre-tax, including approximately $1.5 million pre-tax in costs incurred in connection with the August 2014 secondary offering, consulting fees of approximately $1.9 million pre-tax related to the implementation of certain key strategic initiatives, including review of our corporate infrastructure, and loss on disposal of assets of approximately $5.6 million pre-tax, which total approximately $8.0 million after-tax.
(4)	Includes costs related to preparations for our initial public offering of approximately $11.2 million pre-tax, consisting primarily of the Pre-IPO Transactions, and loss on disposal of assets of approximately $2.9 million pre-tax, which total approximately $12.9 million after-tax.
(5)	Includes costs related to preparations for our initial public offering of approximately $1.6 million pre-tax, consisting primarily of the Pre-IPO Transactions, consulting fees of approximately $4.9 million pre-tax related to the implementation of certain key strategic initiatives, including services related to pricing and yield management projects, and loss on disposal of assets of approximately $0.9 million pre-tax, which total approximately $6.2 million after-tax.
(6)	Includes consulting fees of approximately $7.4 million pre-tax related to the implementation of certain key strategic initiatives, including services related to pricing and yield management projects, and loss on disposal of assets of approximately $0.6 million pre-tax, which total approximately $7.0 million after-tax.

(d)	As discussed in Note 2 to the consolidated and combined financial statements of Extended Stay America, Inc., which are included in Item 8 in this combined annual report on Form 10-K, effective December 31, 2015, the Company early adopted FASB Accounting Standard Update (“ASU”) No. 2015-03 and ASU No. 2015-15. Therefore, total debt is shown net of unamortized deferred financing costs and debt discount in the selected financial data table. Because the early adoption of these updates required retrospective application, the historical financial information contained in this Item 6 and elsewhere in this report has been restated to reflect the retrospective impact of our adoption.

Selected Historical Financial and Other Data—ESH REIT

The selected historical consolidated financial data of ESH REIT for the years ended December 31, 2015, 2014 and 2013 and as of December 31, 2015 and 2014 have been derived from the audited consolidated financial statements of ESH REIT, which are included in Item 8 in this combined annual report on Form 10-K. The selected historical consolidated financial data of ESH REIT for the years ended December 31, 2012 and 2011 and as of December 31, 2013, 2012 and 2011 have been derived from the audited consolidated financial statements of ESH REIT not included elsewhere in this combined annual report on Form 10-K. The following information should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical audited consolidated financial statements of ESH Hospitality, Inc. and related notes and other financial information included herein.

	ESH REIT
(In thousands, except per share data)	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Statement of operations data:
Rental revenues from Extended Stay America, Inc.	$719,635	$684,205	$71,900	$—	$—
Hotel room revenues	—	—	983,950	984,273	912,988
Other hotel revenues	—	—	15,576	16,898	18,693
Management fees and other revenues	—	—	1,113	10,346	11,172

Total revenues	719,635	684,205	1,072,539	1,011,517	942,853

Hotel operating expenses	97,062	93,826	478,727	493,635	463,369
Total operating expenses	312,079	292,493	740,395	729,842	677,518
Income from operations	524,209	392,845	333,219	282,059	265,567
Net income	378,184	247,094	100,466	20,068	46,593
Net income per common share:
Class A-basic	$0.83	$0.54	$0.26	$0.05	$0.12

Class A-diluted	$0.83	$0.54	$0.26	$0.05	$0.12

Class B-basic	$0.83	$0.55	$0.26	$0.05	$0.12

Class B-diluted	$0.83	$0.54	$0.25	$0.05	$0.12

Cash distributions paid per common share
Class A	$0.60	$0.53	$0.20	$2.19	$0.07

Class B	$0.60	$0.53	$0.20	$2.19	$0.07

Distributions declared per common share
Class A	$0.79	$0.53	$0.20	$2.19	$0.07

Class B	$0.79	$0.53	$0.20	$2.19	$0.07

Other financial data:
Cash flows provided by (used in):
Operating activities	$511,985	$432,857	$295,198	$194,169	$180,546
Investing activities	61,034	(153,307)	(164,078)	(223,842)	(43,395)
Financing activities	(383,579)	(264,355)	(215,679)	34,340	(50,074)
Capital expenditures	199,135	166,358	171,931	271,464	106,064

	ESH REIT
(In thousands)	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Balance sheet data:
Total assets	$4,316,549	$4,268,970	$4,286,440	$4,422,896	$4,302,333
Total debt, net of unamortized deferred financing costs and debt discount(a)	2,762,388	2,859,391	2,862,951	3,541,162	2,635,881

(a)	As discussed in Note 2 to the consolidated financial statements of ESH Hospitality, Inc., which are included in Item 8 in this combined annual report on Form 10-K, effective December 31, 2015, ESH REIT early adopted FASB ASU No. 2015-03 and ASU No. 2015-15. Therefore, total debt is shown net of unamortized deferred financing costs and debt discount in the selected financial data table. Because the early adoption of these updates required retrospective application, the historical financial information contained in this Item 6 and elsewhere in this report has been restated to reflect the retrospective impact of our adoption.

EBITDA, Adjusted EBITDA, Hotel Operating Profit, Hotel Operating Margin, Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single, consolidated enterprise, which is reflected in the consolidated and combined Company results of operations; therefore, we believe these performance measures are meaningful for the Company only.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated and combined financial statements and ESH REIT’s consolidated financial statements, each of which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those relating to property and equipment, goodwill, revenue recognition, income taxes, equity-based compensation and investments. We base our estimates and judgments on historical experience and various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

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

The following discussion should be read in conjunction with “Business-Our Company,” “Business-Our History-The Pre-IPO Transactions,” “Selected Historical Financial and Other Data—the Company,” “Selected Historical Financial and Other Data—ESH REIT,” the consolidated and combined financial statements and related notes of the Company included in Item 8 of this combined annual report on Form 10-K and the consolidated financial statements and related notes of ESH REIT included in Item 8 of this combined annual report on Form 10-K. Unless otherwise defined in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for definitions of our indebtedness, see Note 7 to the consolidated and combined financial statements of Extended Stay America, Inc. and Note 6 to the consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 8 in this combined annual report on Form 10-K.

We present below separate results of operations for each of the Company and ESH REIT. Prior to the Pre-IPO Transactions, the Operating Lessees, which were wholly-owned subsidiaries of ESH REIT, leased the hotel properties from ESH REIT pursuant to operating leases. HVM, an eligible independent contractor (within the meaning of Section 856(d)(9) of the Code), managed the hotel properties pursuant to management agreements with the Operating Lessees. ESH Strategies owned the trademarks and licensed their use to the Operating Lessees pursuant to trademark license agreements. The Pre-IPO Transactions restructured and reorganized the then-existing business and legal entities such that the Operating Lessees, ESH Strategies and the assets and obligations of HVM were transferred to the Corporation. Subsequent to the Pre-IPO Transactions, our assets and operations, other than ownership of our real estate assets (which continue to be owned by ESH REIT), are held by the Corporation and operated as an integrated enterprise. Also subsequent to the Pre-IPO Transactions, the Corporation owns all of the Class A common stock of ESH REIT, representing approximately 55% of the outstanding common stock of ESH REIT.

Overview

We are the largest integrated owner/operator of company-branded hotels in North America. Our business operates in the extended stay lodging industry, and as of December 31, 2015, we own and operate 629 hotel properties comprising approximately 69,400 rooms located in 44 states across the United States and in Canada. We own and operate the substantial majority of our hotels under our core brand, Extended Stay America, which serves the mid-price extended stay segment, and accounts for approximately half of the segment by number of rooms in the United States. In addition, we own and operate three Extended Stay Canada hotels.

Our extended stay hotels are designed to provide an affordable and attractive alternative to traditional lodging or apartment accommodations and are targeted toward self-sufficient, value-conscious guests. Our hotels feature fully-furnished rooms with in-room kitchens, complimentary grab-and-go breakfast, free WiFi, flat screen TVs and on-site guest laundry. Our guests include business travelers, leisure travelers, professionals on temporary work or training assignments, persons relocating, temporarily displaced or purchasing a home and anyone else in need of temporary housing. Our guests generally rent accommodations on a weekly or longer term basis. For the year ended December 31, 2015, approximately 32.2%, 23.6% and 44.2% of our total revenues were derived from guests with stays from 1-6 nights, from 7-29 nights, and 30 or more nights, respectively.

We seek to drive our competitive advantage by becoming a dominant brand with national distribution; owning and operating hotels with great locations, affordable prices and relevant amenities; and leveraging our business model to drive superior cash flow. To achieve this competitive advantage, we focus on continually improving our product and service, improving marketing efforts, driving ADR and maximizing cost and capital structure efficiency, all while seeking to return value to our shareholders.

In December 2015, we sold a portfolio of 53 hotel properties, 47 of which operated under our former Crossland Economy Studios brand and six of which operated under our Extended Stay America brand, and certain intellectual property of Crossland Economy Studios (the “Portfolio Sale”). We no longer own, operate or manage these hotel properties, nor does the Corporation own intellectual property related to Crossland Economy Studios. See Note 4 to each of the consolidated and combined financial statements of Extended Stay America, Inc. and the consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 8 in this combined annual report on Form 10-K.

Key Metrics Evaluated by Management

We evaluate the performance of our business through the use of certain non-GAAP financial measures. U.S. GAAP refers to generally accepted accounting principles in the United States. Each of these non-GAAP financial measures should be considered as supplemental measures to U.S. GAAP performance measures such as total revenues, net income, net income per share and cash flow provided by operating activities. These financial measures include EBITDA, Adjusted EBITDA, Hotel Operating Profit, Hotel Operating Margin, Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share. We provide a more detailed discussion of certain of these non-GAAP financial measures, how management uses such measures to evaluate our financial condition and operating performance, a discussion of certain limitations of such measures and a reconciliation of such measures to the nearest U.S. GAAP measures under “—Non-GAAP Financial Measures.”

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

Revenue per available room (“RevPAR”) is a commonly used measure within the lodging industry to evaluate hotel financial performance. RevPAR represents the product of average daily room rate charged and the average daily occupancy achieved for a hotel or group of hotels in a given period. RevPAR does not include ancillary revenues, such as food and beverage revenues, or parking, pet, telephone or other guest service revenues. Although RevPAR does not include these other hotel revenues, it generally is considered a key indicator of core revenues for many hotels. For the year ended December 31, 2015, room revenues represented approximately 98.5% of our total revenues.

RevPAR changes that are driven predominately by occupancy have different implications on incremental operating profitability than do changes that are driven predominately by ADR. For example, increases in occupancy at a hotel would lead to increases in room revenues and other hotel revenues, as well as incremental operating costs (including housekeeping services and amenity costs). RevPAR increases due to higher room rates, however, would generally not result in additional operational room-related costs, with the exception of those charged or incurred as a percentage of revenue, such as credit card fees. As a result, changes in RevPAR driven by increases or decreases in ADR generally have a greater effect on operating profitability than changes in RevPAR driven by occupancy levels.

Understanding Our Results of Operations – The Company

Revenues and Expenses. The Company’s revenues are derived from the operation of our hotels. Hotel operating expenses account for the largest portion of the Company’s operating expenses and reflect ongoing expenses associated with the ownership and management of our hotels.

The following table presents the components of the Company’s revenues as a percentage of our total revenues for the year ended December 31, 2015:

Percentage of 2015 Revenues

•      Room revenues. Room revenues are driven primarily by ADR and occupancy. Pricing policy and customer mix are significant drivers of ADR. Due to our relatively high occupancy levels, our primary focus is on increasing RevPAR by increasing ADR. For the year ended December 31, 2015, we experienced RevPAR growth of approximately 6.7% compared to the year ended December 31, 2014, due to a shift in our customer mix to a greater number of high yield, shorter-stay guests as well as the collective impact of our hotel reinvestment program, upgraded operational practices, investments in marketing and focus on service excellence.

98.5%

• Other hotel revenues. Other hotel revenues include ancillary revenues such as laundry revenues, vending commissions, additional housekeeping fees and pet charges. Occupancy and customer mix, as well as the number and percentage of guests that have longer-term stays, are the key drivers of other hotel revenues.	1.5%

The following table presents the components of the Company’s operating expenses as a percentage of our total operating expenses for the year ended December 31, 2015:

Percentage of 2015 Operating Expenses

•       Hotel operating expenses. Hotel operating expenses have both fixed and variable components. Operating expenses that are relatively fixed include personnel expense, real estate tax expense and property insurance premium expense. Occupancy is a key driver of expenses that have a high degree of variability such as housekeeping services and amenity costs. Other variable expenses include marketing costs, reservation costs, property insurance claims expense and repairs and maintenance expense. We experienced an increase in hotel operating expenses of approximately $12.0 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, due mainly to increases in reservation costs as well as hotel personnel expense and credit card transaction fees. These increases were partially offset by decreases in marketing costs, property insurance claims expense and certain amenity costs.

66.0%

• General and administrative expenses. General and administrative expenses include expenses associated with corporate overhead. These costs consist primarily of compensation expense of our corporate staff and professional fees, including consulting, audit, tax and legal fees.	10.8%

• Depreciation and amortization. Depreciation and amortization is a non-cash charge that relates primarily to the acquisition and related usage of hotels and other property and equipment, including capital expenditures incurred with respect to our hotel renovations.	22.2%

• Impairment of long-lived assets. Impairment of long-lived assets is a non-cash charge recognized when events and circumstances indicate that the carrying value of an asset may not be recoverable.	1.0%

Understanding Our Results of Operations – ESH REIT

Revenues. ESH REIT’s rental revenues are generated from leasing its hotel properties to the Operating Lessees. Rental revenues consist of fixed minimum rental payments recognized on a straight-line basis over the lease terms plus specified percentages paid by the Operating Lessees of total hotel revenues over designated thresholds.

Expenses. The following table presents the components of ESH REIT’s operating expenses as a percentage of ESH REIT’s total operating expenses for the year ended December 31, 2015:

Percentage of 2015 Operating Expenses
• Hotel operating expenses. ESH REIT’s hotel operating expenses include expenses directly related to ownership of the hotels, such as real estate tax expense and property insurance premium and claims expense.	31.1%

• General and administrative expenses. General and administrative expenses include overhead expenses incurred directly by ESH REIT and administrative service costs reimbursed to ESA Management.	5.1%

• Depreciation and amortization. Depreciation and amortization is a non-cash charge that relates primarily to the acquisition and related usage of hotels and other property and equipment, including capital expenditures incurred with respect to our hotel renovations.	63.8%

Results of Operations

For the years ended December 31, 2015 and 2014 and the period from the Pre-IPO Transactions through December 31, 2013, the consolidated and combined financial statements of the Company include the financial position, results of operations, comprehensive income, changes in equity and cash flows of the Corporation and its subsidiaries, including the Operating Lessees, ESH Strategies, ESA Management and ESH REIT. Third party equity interests in ESH REIT, which consist primarily of the Class B common stock of ESH REIT and represent approximately 45% of ESH REIT’s total common equity, are not owned by the Corporation and therefore are presented as noncontrolling interests.

For the period from January 1, 2013 through the Pre-IPO Transactions, the consolidated and combined financial statements of the Company included the financial position, results of operations, comprehensive income, changes in equity and cash flows of the Company’s predecessor, which included ESH REIT’s predecessor, ESH Hospitality LLC, ESH Strategies and a consolidated variable interest entity, HVM, our former management entity. Third party equity interests in HVM, which represented all of HVM’s equity, were not owned by the Company’s predecessor and therefore were presented as noncontrolling interests. ESH REIT and ESH Strategies became a consolidated group prior to the completion of the Offering. Since the Pre-IPO Transactions, which resulted in these entities becoming a consolidated group, were accounted for at historical cost, the Company’s predecessor financial information combined ESH REIT’s predecessor financial information with that of ESH Strategies.

For the years ended December 31, 2015 and 2014 and the period from the Pre-IPO Transactions through December 31, 2013, the consolidated financial statements of ESH REIT include the financial position, results of operations, comprehensive income, changes in equity and cash flows of ESH REIT and its subsidiaries.

For the period from January 1, 2013 through the Pre-IPO Transactions, the consolidated financial statements of ESH REIT included the financial position, results of operations, comprehensive income, changes in equity and cash flows of ESH REIT’s predecessor, ESH Hospitality LLC, its subsidiaries, which included the Operating Lessees, and HVM. Third party equity interests in HVM, which represented all of HVM’s equity, were not owned by ESH REIT and therefore were presented as noncontrolling interests.

Results of Operations – The Company

Comparison of Years Ended December 31, 2015 and December 31, 2014

As of December 31, 2014, we owned and operated 682 hotels consisting of 76,000 rooms. On December 8, 2015, we completed the Portfolio Sale. Therefore, as of December 31, 2015, we owned and operated 629 hotels consisting of approximately 69,400 rooms.

The following table presents our consolidated results of operations for the years ended December 31, 2015 and 2014, including the amount and percentage change in these results between the periods (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014	Change ($)	Change (%)
Revenues:
Room revenues	$1,265,653	$1,195,816	$69,837	5.8%
Other hotel revenues	19,100	17,659	1,441	8.2%

Total revenues	1,284,753	1,213,475	71,278	5.9%

Operating expenses:
Hotel operating expenses	604,087	592,101	11,986	2.0%
General and administrative expenses	98,625	84,381	14,244	16.9%
Depreciation and amortization	203,897	187,207	16,690	8.9%
Impairment of long-lived assets	9,011	2,300	6,711	291.8%

Total operating expenses	915,620	865,989	49,631	5.7%
Gain on sale of hotel properties	130,894	864	130,030	15049.8%
Other income	45	388	(343)	(88.4)%

Income from operations	500,072	348,738	151,334	43.4%
Other non-operating expense	2,732	3,763	(1,031)	(27.4)%
Interest expense, net	137,782	149,364	(11,582)	(7.8)%

Income before income tax expense	359,558	195,611	163,947	83.8%
Income tax expense	76,536	45,057	31,479	69.9%

Net income	283,022	150,554	132,468	88.0%
Net income attributable to noncontrolling interests(1)	(169,982)	(110,958)	(59,024)	53.2%

Net income attributable to common shareholders	$113,040	$39,596	$73,444	185.5%

(1)	Noncontrolling interests in Extended Stay America, Inc. include approximately 45% of ESH REIT’s common equity and 125 shares of ESH REIT preferred stock.

The following table presents key operating metrics, including occupancy, ADR, RevPAR and renovation displacement data for our hotels for the years ended December 31, 2015 and 2014, respectively:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Change
Number of hotels (as of December 31)	629	682	(53)
Number of rooms (as of December 31)	69,383	76,000	(6,617)

Occupancy	73.7%	74.3%	(60) bps
ADR	$62.22	$57.93	7.4%
RevPAR	$45.89	$43.02	6.7%

Hotel Inventory (as of December 31)(1)
Renovated Extended Stay America(2)	463	335	128
Unrenovated Extended Stay America and other	166	300	(134)
Crossland Economy Studios	—	47	(47)

Total number of hotels	629	682	(53)

Renovation Displacement Data (in thousands, except percentages)(1)
Total available room nights	27,581	27,795	(214)
Room nights displaced from renovation	363	224	139
% of available room nights displaced	1.3%	0.8%	50 bps

(1)	See “—Liquidity and Capital Resources – Capital Expenditures – Hotel Reinvestment Program” for a discussion of our phased capital investment programs across our portfolio.
(2)	Includes three Extended Stay Canada-branded hotels.

Room revenues. Room revenues increased by approximately $69.8 million, or 5.8%, to approximately $1,265.7 million for the year ended December 31, 2015 compared to approximately $1,195.8 million for the year ended December 31, 2014. The increase in room revenues was primarily due to a 7.4% increase in ADR partially offset by a 60 bps decrease in occupancy, resulting in a 6.7% increase in RevPAR, which was primarily a result of a shift in our customer mix to a greater number of high yield, shorter-stay guests as well as the collective impact of our hotel reinvestment program, upgraded operational practices, investments in marketing and focus on service excellence.

Other hotel revenues. Other hotel revenues increased by approximately $1.4 million, or 8.2%, to approximately $19.1 million for the year ended December 31, 2015 compared to approximately $17.7 million for the year ended December 31, 2014.

Hotel operating expenses. Hotel operating expenses increased by approximately $12.0 million, or 2.0%, to approximately $604.1 million for the year ended December 31, 2015 compared to approximately $592.1 million for the year ended December 31, 2014. The increase was mainly due to an increase in loss on disposal of assets of approximately $8.3 million as a result of our hotel reinvestment program. The Company completed 128 hotel renovations during the year ended December 31, 2015 compared to 105 hotel renovations during the year ended December 31, 2014. Additionally, the increase in hotel operating expenses was partly due to an increase in reservation costs of approximately $7.5 million, mainly due to system-wide implementation of our central call center and an increase in sales volume, as well as an increase in hotel personnel expense of approximately $7.0 million and credit card transaction fees of approximately $2.5 million. These increases were partially offset by a decrease in marketing costs of approximately $4.1 million, mainly due to a decrease in television advertising, as well as a decrease in property insurance claims expense of approximately $2.1 million due to fewer and less severe insurable events than in the prior year and a decrease in amenity costs of approximately $4.2 million.

Hotel Operating Margin (as defined in “—Non-GAAP Financial Measures—Hotel Operating Profit and Hotel Operating Margin”) increased to 53.7% for the year ended December 31, 2015 compared to 51.7% for the year ended December 31, 2014. Total room and other hotel revenues increased by approximately $71.3 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, while Hotel Operating Profit (as defined in “–Non-GAAP Financial Measures—Hotel Operating Profit and Hotel Operating Margin”), increased by approximately $63.0 million for the same period, which represents an operating margin flow-through, defined as the change in Hotel Operating Profit divided by the change in total room and other hotel revenues, of approximately 88.4%.

General and administrative expenses. General and administrative expenses increased by approximately $14.2 million, or 16.9%, to approximately $98.6 million for the year ended December 31, 2015 compared to approximately $84.4 million for the year ended December 31, 2014. The increase was mainly driven by increases in personnel expense of approximately $11.9 million, attributable to an increase in short-term incentive compensation during the year ended December 31, 2015 due to our improved operating performance and a credit of approximately $2.3 million recognized in the prior year related to the settlement of previous incentive agreements with certain operations personnel, as well as increases in non-cash equity based compensation of approximately $1.7 million mainly due to new grants awarded to executives during the year ended December 31, 2015, legal settlements and professional fees totaling approximately $1.6 million and ongoing costs related to our new revenue management system of approximately $1.6 million. These increases were offset by decreases in public company transition costs, including secondary offering costs, and consulting fees related to the implementation of certain key strategic initiatives of approximately $3.9 million.

Depreciation and amortization. Depreciation and amortization increased by approximately $16.7 million, or 8.9%, to approximately $203.9 million for the year ended December 31, 2015 compared to approximately $187.2 million for the year ended December 31, 2014. The increase in depreciation and amortization was primarily due to an increase in investment in hotel assets as a result of our hotel reinvestment program.

Impairment of long-lived assets. Asset impairments are recorded as required based on an evaluation of property and equipment and intangible assets for impairment. During the years ended December 31, 2015 and 2014, we recognized impairment charges related to property and equipment of approximately $9.0 million and $2.3 million, respectively.

Gain on sale of hotel properties. During the year ended December 31, 2015, we recognized a gain on sale of hotel properties of approximately $130.9 million, which related to the Portfolio Sale. During the year ended December 31, 2014, we recognized a gain on sale of hotel properties of approximately $0.9 million, which related to the sale of our two Hometown Inn-branded hotels.

Other-non operating expense. During the years ended December 31, 2015 and 2014, we recognized non-cash foreign currency transaction losses of approximately $2.7 million and $3.8 million, respectively, mainly related to the appreciation of the U.S. dollar versus the Canadian dollar at one of our Canadian currency-based entities which has U.S. dollar denominated debt.

Interest expense, net. Excluding debt extinguishment costs of approximately $3.0 million and $9.4 million for the years ended December 31, 2015 and 2014, respectively, net interest expense decreased approximately $5.2 million, or 3.7%, to approximately $134.8 million for the year ended December 31, 2015 compared to approximately $140.0 million for the year ended December 31, 2014 primarily due to a decrease in the Company’s outstanding debt. As of December 31, 2015, the Company had total debt outstanding, net of unamortized deferred financing costs and debt discount, of approximately $2,762.4 million compared to approximately $2,859.4 million as of December 31, 2014. The Company’s weighted-average interest rate increased to approximately 4.4% as of December 31, 2015 from approximately 4.0% as of December 31, 2014 primarily due to the issuance of $500.0 million of 5.25% senior notes due in 2025 (the “2025 Notes”), the proceeds of which were used to repay $500.0 million of the outstanding balance under its $2.52 billion mortgage loan (the “2012 Mortgage Loan”), a portion of which had a varying floating interest rate.

Income tax expense. Our effective income tax rate decreased by approximately 1.7 percentage points to approximately 21.3% for the year ended December 31, 2015 compared to approximately 23.0% for the year ended December 31, 2014. The Company’s effective tax rate is lower than the federal statutory rate of 35% due to ESH REIT’s status as a REIT under the provisions of the Code during these periods. The decrease in our effective income tax rate for the year ended December 31, 2015 is due to the fact that in 2015, ESH REIT distributed closer to 100% of its taxable income than it did in 2014. In the future, ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. ESH REIT expects that such distributions will be approximately 95% of its taxable income. ESH REIT will incur federal and state income tax at statutory rates on its taxable income not distributed.

Comparison of Years Ended December 31, 2014 and December 31, 2013

As of December 31, 2013, we owned and operated 684 hotels consisting of approximately 76,200 rooms. In July 2014, we sold two hotels which operated under the Hometown Inn brand. As of December 31, 2014, we owned and operated 682 hotels consisting of 76,000 rooms.

The following table presents our consolidated and combined results of operations for the years ended December 31, 2014 and 2013, including the amount and percentage change in these results between the periods (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Change ($)	Change (%)
Revenues:
Room revenues	$1,195,816	$1,113,956	$81,860	7.3%
Other hotel revenues	17,659	17,787	(128)	(0.7)%
Management fees, license fees and other revenues	—	1,075	(1,075)	n/m

Total revenues	1,213,475	1,132,818	80,657	7.1%

Operating expenses:
Hotel operating expenses	592,101	540,551	51,550	9.5%
General and administrative expenses	84,381	108,325	(23,944)	(22.1)%
Depreciation and amortization	187,207	168,053	19,154	11.4%
Impairment of long-lived assets	2,300	3,330	(1,030)	(30.9)%
Managed property payroll expenses	—	728	(728)	n/m
Restructuring expenses	—	605	(605)	n/m
Acquisition transaction expenses	—	235	(235)	n/m

Total operating expenses	865,989	821,827	44,162	5.4%
Gain on sale of hotel properties	864	—	864	n/m
Other income	388	1,134	(746)	(65.8)%

Income from operations	348,738	312,125	36,613	11.7%
Other non-operating expense	3,763	—	3,763	n/m
Interest expense, net	149,364	234,459	(85,095)	(36.3)%

Income before income tax expense	195,611	77,666	117,945	151.9%
Income tax expense (benefit)	45,057	(4,990)	50,047	(1002.9)%

Net income	150,554	82,656	67,898	82.1%
Net (income) loss attributable to noncontrolling interests(1)	(110,958)	3,575	(114,533)	(3203.7)%

Net income attributable to common shareholders or members	$39,596	$86,231	$(46,635)	(54.1)%

(1)	Noncontrolling interests in Extended Stay America, Inc. include approximately 45% of ESH REIT’s common equity and 125 shares of ESH REIT preferred stock.

n/m = not meaningful

The following table presents key operating metrics, including occupancy, ADR, RevPAR and renovation displacement data for our hotels for the years ended December 31, 2014 and 2013, respectively:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Change
Number of hotels (as of December 31)	682	684	(2)
Number of rooms (as of December 31)	76,000	76,219	(219)

Occupancy	74.3%	74.2%	10 bps
ADR	$57.93	$54.15	7.0%
RevPAR	$43.02	$40.18	7.1%

Hotel Inventory (as of December 31)(1):
Renovated Extended Stay America(2)	335	230	105
Unrenovated Extended Stay America and other	300	407	(107)
Crossland Economy Studios	47	47	—

Total number of hotels	682	684	(2)

Renovation Displacement Data (in thousands, except percentages)(1):
Total available room nights	27,795	27,722	73
Room nights displaced from renovation	224	222	2
% of available room nights displaced	0.8%	0.8%	0 bps

(1)	See “—Liquidity and Capital Resources – Capital Expenditures – Hotel Reinvestment Program” for a discussion of our phased capital investment programs across our portfolio.
(2)	Includes three Extended Stay Canada-branded hotels.

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

Management fees, license fees and other revenues. Management fees, license fees and other revenues were $0 for the year ended December 31, 2014 compared to approximately $1.1 million for the year ended December 31, 2013. The decrease in these fees was due to the acquisition of two hotels on December 31, 2013 which we previously managed.

Hotel operating expenses. Hotel operating expenses increased by approximately $51.6 million, or 9.5%, to approximately $592.1 million for the year ended December 31, 2014 compared to approximately $540.6 million for the year ended December 31, 2013. The increase in hotel operating expenses was partly driven by an increase in marketing and reservation costs of approximately $17.9 million, primarily related to our national advertising campaign and the system-wide implementation of our central reservations call center. Additionally, the increase was impacted by increases in property insurance claims expense and repairs and maintenance expense of approximately $13.6 million, an increase in utilities expense of approximately $4.7 million and increases in hotel personnel expense, real estate tax expense and loss on disposal of assets.

Hotel Operating Margin (as defined in “—Non-GAAP Financial Measures—Hotel Operating Profit and Hotel Operating Margin”) decreased to 51.7% for the year ended December 31, 2014 compared to 52.5% for the year ended December 31, 2013. Total room and other hotel revenues increased by approximately $81.7 million for the year ended December 31, 2014 compared to the year ended December 31, 2013, while Hotel Operating Profit (as defined in “—Non-GAAP Financial Measures—Hotel Operating Profit and Hotel Operating Margin”), excluding the loss on disposal of assets, increased by approximately $32.9 million for the same period, which represents an operating margin flow-through, defined as the change in Hotel Operating Profit divided by the change in total room and other hotel revenues, of approximately 40.2%.

General and administrative expenses. General and administrative expenses decreased by approximately $23.9 million, or 22.1%, to approximately $84.4 million for the year ended December 31, 2014 compared to approximately $108.3 million for the year ended December 31, 2013. During 2013, costs related to our initial public offering totaled approximately $25.8 million and consisted of approximately $14.6 million in equity-based compensation expense as a result of the modification of the vesting schedules of awards outstanding prior to the Pre-IPO Transactions and approximately $11.2 million primarily related to the Pre-IPO Transactions. Further, we incurred approximately $9.4 million related to our rebranding initiative, which was completed in 2013. Excluding these costs, general and administrative expenses increased by approximately $11.3 million, or 15.5%, mainly due to an increase in equity-based compensation expense of approximately $3.2 million, public company transition costs of approximately $3.0 million, including approximately $1.5 million in secondary offering costs, and $1.9 million in consulting fees related to the implementation of certain key strategic initiatives, including review of our corporate infrastructure. The remaining increase was primarily due to ongoing costs related to our new revenue management system and new human resources payroll system.

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

Impairment of long-lived assets. Asset impairments are recorded as required based on an evaluation of property and equipment and intangible assets for impairment. During the years ended December 31, 2014 and 2013, we recognized impairment charges related to property and equipment of approximately $2.3 million and $3.3 million, respectively.

Managed property payroll expenses. Managed property payroll expenses were $0 for the year ended December 31, 2014 compared to approximately $0.7 million for the year ended December 31, 2013. This decrease was due to our acquisition of two hotels on December 31, 2013 which we previously managed.

Restructuring expenses. During the year ended December 31, 2013, we initiated an operations restructuring, which changed certain aspects of our property staffing model, for which we incurred costs of approximately $0.6 million that consisted of personnel relocation, recruitment and separation payments. No restructuring expenses were incurred during the year ended December 31, 2014.

Acquisition transaction expenses. During the year ended December 31, 2013, we incurred acquisition transaction costs of approximately $0.2 million related to our acquisition of assets of 17 hotels from HFI Acquisitions Company LLC (“HFI”) in December 2012 and two hotels from LVP Acquisition Corporation (“LVP”) in December 2013. No acquisition transaction expenses were incurred during the year ended December 31, 2014.

Gain on sale of hotel properties. During the year ended December 31, 2014, we recognized a gain on sale of hotel properties of approximately $0.9 million, which related to the sale of our two Hometown Inn-branded hotels.

Other-non operating expense. During the year ended December 31, 2014, we recognized a non-cash foreign currency transaction loss of approximately $3.8 million related to the appreciation of the U.S. dollar versus the Canadian dollar at one of our Canadian currency-based entities which has U.S. dollar denominated debt.

Interest expense, net. In the fourth quarter of 2013 and subsequent to the Offering, ESH REIT repaid $715.0 million of the 2012 Mezzanine Loans, terminated the Extended Stay LLC revolving credit facility and entered into the ESH REIT Revolving Credit Facility. Also, the Corporation entered into the Corporation Revolving Credit Facility. In the second quarter of 2014, ESH REIT repaid the remaining outstanding $365.0 million of the 2012 Mezzanine Loans using principally all of the net proceeds from its 2014 Term Loan. As a result of these transactions, the Company’s total debt and mandatorily redeemable preferred stock decreased by approximately $693.0 million, or 19.2%, from approximately $3.6 billion as of September 30, 2013 to approximately $2.9 billion as of December 31, 2014, and its weighted-average interest rate decreased from approximately 5.4% as of September 30, 2013 to approximately 4.0% as of December 31, 2014. For the year ended December 31, 2014, net interest expense decreased by approximately $85.1 million, or 36.3%, to approximately $149.4 million compared to approximately $234.5 million for the year ended December 31, 2013.

For the year ended December 31, 2014, net interest expense includes approximately $9.4 million of debt extinguishment and other costs incurred in connection with the 2012 Mezzanine Loan prepayment of $365.0 million, which consist of prepayment penalties and other costs of approximately $4.3 million and the write-off of unamortized deferred financing costs of approximately $5.1 million. For the year ended December 31, 2013, net interest expense included approximately $27.1 million of debt extinguishment and other costs incurred in connection with the 2012 Mezzanine Loan prepayment of $715.0 million, the establishment of the Corporation Revolving Credit Facility and the ESH REIT Revolving Credit Facility and the termination of the Extended Stay LLC revolving credit facility, which consisted of prepayment penalties and other costs of approximately $15.4 million and the write-off of unamortized deferred financing costs of approximately $11.7 million.

Income tax expense (benefit). Our effective income tax rate was 23.0% for the year ended December 31, 2014 compared to (6.4)% for the year ended December 31, 2013, primarily due to legal, corporate structure and entity-related changes that were a result of the Pre-IPO Transactions, which included the recognition in 2013 of a deferred tax benefit at ESH REIT primarily related to net operating loss carryforwards recognized in connection with the change in ESH REIT’s expected distribution policy. Since the Corporation owns the Class A common stock of ESH REIT, which represents approximately 55% of the outstanding common stock of ESH REIT, approximately 55% of ESH REIT’s distributions are subject to corporate income tax. The Company’s effective tax rate is lower than the federal statutory rate of 35% due to ESH REIT’s status as a REIT under the provisions of the Code during these periods. ESH REIT will incur federal and state income tax at statutory rates on its taxable income not distributed.

Results of Operations—ESH REIT

ESH REIT owns all of its hotel properties. ESH REIT’s sole source of revenues is lease rental revenues and its hotel operating expenses reflect only those that are incurred directly related to ownership of the hotels. Costs reimbursed to ESA Management are reflected as a component of general and administrative expenses.

Comparison of Years Ended December 31, 2015 and December 31, 2014

As of December 31, 2014, ESH REIT owned 682 hotels consisting of 76,000 rooms. On December 8, 2015, ESH REIT sold a portfolio of 53 hotels, 47 of which operated under the Crossland Economy Studios brand and six of which operated under the Extended Stay America brand. As of December 31, 2015, ESH REIT owned 629 hotels consisting of approximately 69,400 rooms.

The following table presents ESH REIT’s consolidated results of operations for the years ended December 31, 2015 and 2014, including the amount and percentage change in these results between the periods (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014	Change ($)	Change (%)
Revenues: Rental revenues from Extended Stay America, Inc.	$719,635	$684,205	$35,430	5.2%
Operating expenses:
Hotel operating expenses	97,062	93,826	3,236	3.4%
General and administrative expenses	15,973	15,634	339	2.2%
Depreciation and amortization	199,044	183,033	16,011	8.7%

Total operating expenses	312,079	292,493	19,586	6.7%
Gain on sale of hotel properties	116,616	864	115,752	13397.2%
Other income	37	269	(232)	(86.2)%

Income from operations	524,209	392,845	131,364	33.4%
Other non-operating expense	2,726	3,629	(903)	(24.9)%
Interest expense, net	134,780	143,232	(8,452)	(5.9)%

Income before income tax expense (benefit)	386,703	245,984	140,719	57.2%
Income tax expense (benefit)	8,519	(1,110)	9,629	(867.5)%

Net income	$378,184	$247,094	$131,090	53.1%

Rental revenues from Extended Stay America, Inc. Rental revenues increased by approximately $35.4 million, or 5.2%, to approximately $719.6 million for the year ended December 31, 2015 compared to approximately $684.2 million for the year ended December 31, 2014. Rental revenues consist of fixed minimum rental payments recognized on a straight-line basis over the terms of the lease plus specified percentages of total hotel revenues over designated thresholds paid by the Operating Lessees. Percentage rental revenues of approximately $228.8 million and $190.2 million were recognized during the years ended December 31, 2015 and 2014, respectively. Percentage rental revenues increased due to increased total hotel revenues at the leased hotel properties. The appreciation of the U.S. dollar relative to the Canadian dollar partially offset this increase.

Hotel operating expenses. Hotel operating expenses increased by approximately $3.2 million, or 3.4%, to approximately $97.1 million for the year ended December 31, 2015 compared to approximately $93.8 million for the year ended December 31, 2014. The increase was primarily driven by an increase in property-related costs that were obligations of ESH REIT due to its ownership of the hotels, including loss on disposal of assets of approximately $3.6 million and real estate tax expense of $0.5 million due mainly to the reassessment of the tax values at our renovated properties. These increases were partially offset by a decrease in property insurance claims expense totaling approximately $0.7 million.

General and administrative expenses. General and administrative expenses increased by approximately $0.3 million, or 2.2%, to approximately $16.0 million for the year ended December 31, 2015 compared to approximately $15.6 million for the year ended December 31, 2014. The increase was mainly due to an increase in reimbursable costs of approximately $2.2 million to ESA Management for certain administrative services performed on ESH REIT’s behalf (including executive management, accounting, financial analysis, training and technology) as well as an increase in professional and other fees of approximately $0.8 million. These increases were partially offset by a decrease in public company transition costs and consulting fees totaling approximately $3.0 million.

Depreciation and amortization. Depreciation and amortization increased by approximately $16.0 million, or 8.7%, to approximately $199.0 million for the year ended December 31, 2015 compared to approximately $183.0 million for the year ended December 31, 2014. The increase in depreciation and amortization was primarily due to an increase in investment in hotel assets as a result of our hotel reinvestment program.

Gain on sale of hotel properties. During the year ended December 31, 2015, ESH REIT recognized a gain on sale of hotel properties of approximately $116.6 million, which related to the sale of a portfolio of 53 hotels, 47 of which operated under the Crossland Economy Studios brand and six of which operated under the Extended Stay America brand. During the year ended December 31, 2014, ESH REIT recognized a gain on sale of hotel properties of approximately $0.9 million, which related to the sale of its two Hometown Inn-branded hotels.

Other-non operating expense. During the years ended December 31, 2015 and 2014, ESH REIT recognized non-cash foreign currency transaction losses of approximately $2.7 million and $3.6 million, respectively, mainly related to the appreciation of the U.S. dollar versus the Canadian dollar at one of its Canadian currency-based entities which has U.S. dollar denominated debt.

Interest expense, net. Excluding debt extinguishment costs of approximately $3.0 million and $9.4 million for the years ended December 31, 2015 and 2014, respectively, net interest expense decreased approximately $2.0 million, or 1.5%, to approximately $131.8 million for the year ended December 31, 2015 compared to approximately $133.8 million for the year ended December 31, 2014 primarily due to a decrease in ESH REIT’s outstanding debt. As of December 31, 2015, ESH REIT had total debt outstanding, net of unamortized deferred financing costs and debt discount, of approximately $2,762.4 million compared to approximately $2,859.4 million as of December 31, 2014. ESH REIT’s weighted-average interest rate increased to approximately 4.4% as of December 31, 2015 from 3.9% as of December 31, 2014 primarily due to the issuance of the 2025 Notes, the proceeds of which were used to repay $500.0 million of the outstanding balance under its 2012 Mortgage Loan, a portion of which had a varying floating interest rate.

Income tax expense (benefit). ESH REIT’s effective income tax rate increased by approximately 2.7 percentage points to a provision of approximately 2.2% for the year ended December 31, 2015 compared to a benefit of approximately 0.5% for the year ended December 31, 2014, primarily due to the use of ESH REIT’s existing net operating loss carryforward. ESH REIT’s effective tax rate is lower than the federal statutory rate of 35% due to its status as a REIT under the provisions of the Code during these periods. In the future, ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. ESH REIT expects that such distributions will be approximately 95% of its taxable income. ESH REIT will incur federal and state income tax at statutory rates on its taxable income not distributed.

Comparison of Years Ended December 31, 2014 and December 31, 2013

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

ESH REIT’s consolidated results of operations for periods subsequent to the Pre-IPO Transactions present operating results in a manner which reflects ESH REIT’s legal and corporate structure, including the entity-related changes that were a result of the Pre-IPO Transactions. For example:

•	For the year ended December 31, 2014 and for the period from the Pre-IPO Transactions through December 31, 2013, ESH REIT’s consolidated results of operations reflect ESH REIT’s sole source of revenues, lease rental revenues, which are not eliminated in consolidation due to the fact that ESH REIT does not own the Operating Lessees. Prior to the Pre-IPO Transactions, ESH REIT’s consolidated results of operations reflected room and other hotel revenues, as lease rental revenues and expenses with respect to the operating leases between ESH REIT and its previously owned, consolidated taxable REIT subsidiaries, the Operating Lessees, eliminated in consolidation.

•	For the year ended December 31, 2014 and for the period from the Pre-IPO Transactions through December 31, 2013, ESH REIT’s consolidated results of operations reflect only those hotel operating expenses that are incurred directly related to ownership of the hotels. Prior to the Pre-IPO Transactions, ESH REIT’s consolidated results of operations reflected all hotel operating expenses, whether such costs were incurred by ESH REIT (i.e., real estate tax expense and property insurance expense, which are directly related to the ownership of the hotels) or by the Operating Lessees (i.e., utilities expense, hotel personnel expense, marketing expense and repairs and maintenance expense, which are incurred by the Operating Lessees).

•	For the year ended December 31, 2014 and for the period from the Pre-IPO Transactions through December 31, 2013, costs reimbursed to ESA Management do not eliminate in consolidation and are reflected as a component of general and administrative expenses. Prior to the Pre-IPO Transactions, since ESH REIT consolidated the results of operations of HVM, administrative costs paid to HVM eliminated in consolidation, and general and administrative expenses included all of ESH REIT predecessor’s overhead expenses.

As of December 31, 2013, ESH REIT owned 684 hotels consisting of approximately 76,200 rooms. In July 2014, ESH REIT sold two hotels which operated under the Hometown Inn brand. Therefore, as of December 31, 2014, ESH REIT owned 682 hotels consisting of 76,000 rooms.

The following table presents ESH REIT’s consolidated results of operations for the years ended December 31, 2014 and 2013, including the amount and percentage change in these results between the periods (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Change ($)	Change (%)
Revenues:
Rental revenues from Extended Stay America, Inc.	$684,205	$71,900	$612,305	(851.6)%
Hotel room revenues	—	983,950	(983,950)	n/m
Other hotel revenues	—	15,576	(15,576)	n/m
Management fees and other revenues	—	1,113	(1,113)	n/m

Total revenues	684,205	1,072,539	(388,334)	(36.2)%

Operating expenses:
Hotel operating expenses	93,826	478,727	(384,901)	(80.4)%
General and administrative expenses	15,634	86,676	(71,042)	(82.0)%
Depreciation and amortization	183,033	167,185	15,848	9.5%
Impairment of long-lived assets	—	3,330	(3,330)	n/m
Managed property payroll expenses	—	639	(639)	n/m
Trademark license fees	—	2,998	(2,998)	n/m
Restructuring expenses	—	605	(605)	n/m
Acquisition transaction expenses	—	235	(235)	n/m

Total operating expenses	292,493	740,395	(447,902)	(60.5)%
Gain on sale of hotel properties	864	—	864	n/m
Other income	269	1,075	(806)	(75.0)%

Income from operations	392,845	333,219	59,626	17.9%
Other non-operating expense	3,629	—	3,629	n/m
Interest expense, net	143,232	233,629	(90,397)	(38.7)%

Income before income tax benefit	245,984	99,590	146,394	147.0%
Income tax benefit	(1,110)	(876)	(234)	26.7%

Net income	247,094	100,466	146,628	145.9%
Net income attributable to noncontrolling interests	—	(730)	730	n/m

Net income attributable to common shareholders or members	$247,094	$99,736	$147,358	147.7%

n/m = not meaningful

Rental revenues from Extended Stay America, Inc. Rental revenues were approximately $684.2 million for the year ended December 31, 2014 compared to approximately $71.9 million for the year ended December 31, 2013. For the year ended December 31, 2014 and for the period from the Pre-IPO Transactions through December 31, 2013, the consolidated results of operations of ESH REIT include rental revenues associated with the operating leases, since during these periods, rental revenues were not eliminated in consolidation. Rental revenues consist of fixed minimum rental payments recognized on a straight-line basis over the terms of the lease plus specified percentages on total hotel revenues over designated thresholds paid by the Operating Lessees. Percentage rental revenues of approximately $190.2 million were recognized during the year ended December 31, 2014. For the period from January 1, 2013 through the Pre-IPO Transactions, the consolidated results of operations of ESH REIT included the results of operations of the Operating Lessees. During that period, ESH REIT’s rental revenues, as well as the Operating Lessee’s rental expenses, eliminated in consolidation.

Hotel room revenues. In connection with the Pre-IPO Transactions, ESH REIT transferred ownership of the Operating Lessees to the Corporation. ESH REIT’s consolidated results of operations for the year ended

December 31, 2014 do not include results of operations of the Operating Lessees while ESH REIT’s consolidated results of operations for the year ended December 31, 2013 included results of operations of the Operating Lessees for the period from January 1, 2013 through the Pre-IPO Transactions.

Other hotel revenues. In connection with the Pre-IPO Transactions, ESH REIT transferred ownership of the Operating Lessees to the Corporation. ESH REIT’s consolidated results of operations for the year ended December 31, 2014 do not include results of operations of the Operating Lessees while ESH REIT’s consolidated results of operations for the year ended December 31, 2013 included the results of operations of the Operating Lessees for the period from January 1, 2013 through the Pre-IPO Transactions.

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

Hotel operating expenses. In connection with the Pre-IPO Transactions, ESH REIT transferred ownership of the Operating Lessees to the Corporation. ESH REIT’s consolidated results of operations for the year ended December 31, 2014 do not include results of operations of the Operating Lessees while ESH REIT’s consolidated results of operations for the year ended December 31, 2013 included results of operations of the Operating Lessees for the period from January 1, 2013 through the Pre-IPO Transactions. Hotel operating expenses decreased by approximately $384.9 million, or 80.4%, to approximately $93.8 million for the year ended December 31, 2014 compared to approximately $478.7 million for the year ended December 31, 2013. This decrease was due to the fact that for the year ended December 31, 2014, hotel operating expenses include only those expenses directly related to ownership of the hotels, such as real estate tax expense and property insurance expense, and do not include hotel operating expenses incurred by the Operating Lessees.

Subsequent to the Pre-IPO Transactions, Hotel Operating Margin is not a relevant operating measure for ESH REIT as its sole source of revenues is rental revenue generated from leasing the hotel properties and its hotel operating expenses are limited to expenses directly related to ownership of the hotels.

General and administrative expenses. ESA Management acquired all of the assets and assumed all of the liabilities of HVM in connection with the Pre-IPO Transactions. ESH REIT’s consolidated results of operations for the year ended December 31, 2014 do not include results of operations of ESA Management while ESH REIT’s consolidated results of operations for the year ended December 31, 2013 included results of operations of HVM for the period from January 1, 2013 through the Pre-IPO Transactions. General and administrative expenses decreased by approximately $71.0 million, or 82.0%, to approximately $15.6 million for the year ended December 31, 2014 compared to approximately $86.7 million for the year ended December 31, 2013. This decrease was mainly due to the fact that for the year ended December 31, 2014, general and administrative expenses do not include direct expenses of ESA Management. For the year ended December 31, 2014, general and administrative expenses include professional fees, including legal, audit, tax, board and other fees of approximately $5.0 million, public company transition costs of approximately $1.4 million, which include secondary offering costs, and consulting fees of approximately $1.9 million related to the implementation of certain key strategic initiatives, including review of our corporate infrastructure. Also included are reimbursed costs of approximately $7.3 million that ESH REIT incurred under its services agreement with ESA Management for certain overhead services performed on ESH REIT’s behalf (including executive management, accounting, financial analysis, training and technology).

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

Impairment of long-lived assets. Asset impairments are recorded as required based on an evaluation of property and equipment for impairment. No impairment charges were incurred by ESH REIT during the year ended December 31, 2014. During the year ended December 31, 2013, ESH REIT recognized an impairment charge related to property and equipment of approximately $3.3 million.

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

Trademark license fees. In connection with the Pre-IPO Transactions, ESH REIT transferred ownership of the Operating Lessees to the Corporation. ESH REIT’s consolidated results of operations for the year ended December 31, 2014 do not include results of operations of the Operating Lessees while ESH REIT’s consolidated results of operations for the year ended December 31, 2013 included results of operations of the Operating Lessees for the period from January 1, 2013 through the Pre-IPO Transactions.

Restructuring expenses. During the year ended December 31, 2013, HVM initiated an operations restructuring which changed certain aspects of its property staffing model, and incurred costs of approximately $0.6 million that consisted of personnel relocation, recruitment and separation payments. No restructuring expenses were incurred during the year ended December 31, 2014.

Acquisition transaction expenses. During the year ended December 31, 2013, ESH REIT incurred acquisition transaction costs of approximately $0.2 million related to the acquisition of assets of 17 hotels from HFI in December 2012 and two hotels from LVP in December 2013. No acquisition transaction expenses were incurred during the year ended December 31, 2014.

Gain on sale of hotel properties. During the year ended December 31, 2014, ESH REIT recognized a gain on sale of hotel properties of approximately $0.9 million, which related to the sale of its two Hometown Inn-branded hotels.

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

For the year ended December 31, 2014, net interest expense decreased by approximately $90.4 million, or 38.7%, to approximately $143.2 million compared to approximately $233.6 million for the year ended December 31, 2013. For the year ended December 31, 2014, net interest expense includes approximately $9.4 million of debt extinguishment and other costs incurred in connection with the 2012 Mezzanine Loan prepayments of $365.0 million, which consist of prepayment penalties and other costs of approximately $4.3 million and the write-off of unamortized deferred financing costs of approximately $5.1 million. For the year ended December 31, 2013, net interest expense included approximately $26.9 million of debt extinguishment and other costs incurred in connection with the 2012 Mezzanine Loan prepayment of $715.0 million, the establishment of the ESH REIT Revolving Credit Facility and the termination of the Extended Stay LLC revolving credit facility, which consisted of prepayment penalties and other costs of approximately $15.2 million and the write-off of unamortized deferred financing costs of approximately $11.7 million.

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

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA

EBITDA is defined as net income excluding: (1) net interest expense; (2) income tax expense (benefit); and (3) depreciation and amortization. EBITDA is a commonly used measure of performance in many industries. The Company believes that EBITDA provides useful information to investors regarding our operating performance as it helps us and investors evaluate the ongoing performance of our hotels after removing the impact of our capital structure, primarily net interest expense, our corporate structure, primarily income tax expense (benefit) and our asset base, primarily depreciation and amortization. We believe that the use of EBITDA facilitates comparisons between us and other lodging companies, hotel owners and capital-intensive companies. Additionally, EBITDA is a measure that is widely used by management in our annual budgeting and compensation planning processes.

The Company uses Adjusted EBITDA when evaluating our performance because we believe the adjustment for certain additional items, described below, provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted EBITDA, when combined with the U.S GAAP presentation of net income, net income per common share and cash flow provided by operating activities, is beneficial to the overall understanding of our ongoing operating performance. We adjust EBITDA for the following items and refer to this measure as Adjusted EBITDA:

•	Non-cash equity-based compensation—We exclude non-cash charges related to the amortization of equity-based compensation awards to employees and directors.

•	Other non-operating expense (income)—We exclude the effect of other non-operating expense or income, as we believe non-cash foreign currency transaction loss or gain is not reflective of ongoing or future operating performance.

•	Impairment of long-lived assets—We exclude the effect of impairment losses recorded on property and equipment and intangible assets, as we believe they are not reflective of ongoing or future operating performance.

•	Gain on sale of hotel properties—We exclude the gain on sale of hotel properties, as we believe it is not reflective of ongoing or future operating performance.

•	Restructuring expenses—We exclude restructuring expenses that include employee separation payments and other restructuring costs, as we believe they are not reflective of ongoing or future operating performance.

•	Acquisition transaction expenses—We exclude acquisition transaction expenses associated with the acquisition of hotels as we believe they are not reflective of ongoing or future operating performance.

•	Other expenses—We exclude the effect of other expenses that we do not consider reflective of ongoing or future operating performance including the following: public company transition costs, including costs incurred in connection with secondary offerings, transaction costs associated with the sale of hotel properties, costs related to the preparations for our initial public offering, consulting fees related to the implementation of certain key strategic initiatives and loss on disposal of assets.

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

EBITDA and Adjusted EBITDA are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single, consolidated enterprise, which is reflected in the consolidated and combined Company results of operations; therefore, we believe these performance measures are meaningful for the Company only. The following table provides a reconciliation of net income to EBITDA and Adjusted EBITDA for the Company for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
Net income	$283,022		$150,554		$82,656
Interest expense, net	137,782		149,364		234,459
Income tax expense (benefit)	76,536		45,057		(4,990)
Depreciation and amortization	203,897		187,207		168,053

EBITDA	701,237		532,182		480,178
Non-cash equity-based compensation	10,500		8,803		20,168
Other non-operating expense	2,732		3,763		—
Impairment of long-lived assets	9,011		2,300		3,330
Gain on sale of hotel properties	(130,894)		(864)		—
Restructuring expenses	—		—		605
Acquisition transaction expenses	—		—		235
Other expenses	10,495	(1)	10,476	(2)	14,094	(3)

Adjusted EBITDA	$603,081		$556,660		$518,610

(1)	Includes costs incurred in connection with the preparation of the registration statement filed in June 2015 and the November 2015 secondary offering of approximately $0.9 million, transaction costs of approximately $0.3 million associated with the sale of hotel properties and loss on disposal of assets of approximately $9.3 million.
(2)	Includes public company transition costs of approximately $3.0 million, including approximately $1.5 million in costs incurred in connection with the August 2014 secondary offering, consulting fees of approximately $1.9 million related to the implementation of certain key strategic initiatives, including review of our corporate infrastructure, and loss on disposal of assets of approximately $5.6 million.
(3)	Includes costs related to preparations for our initial public offering of approximately $11.2 million, consisting primarily of the Pre-IPO Transactions, and loss on disposal of assets of approximately $2.9 million.

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

Hotel Operating Profit and Hotel Operating Margin are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single, consolidated enterprise, which is reflected in the consolidated and combined Company results of operations; therefore, we believe these performance measures are meaningful for the Company only. The following table provides a reconciliation of room revenues, other hotel revenues and hotel operating expenses (excluding loss on disposal of assets) to Hotel Operating Profit and Hotel Operating Margin for the Company for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Room revenues	$1,265,653	$1,195,816	$1,113,956
Other hotel revenues	19,100	17,659	17,787

Total hotel revenues	1,284,753	1,213,475	1,131,743
Hotel operating expenses(1)	594,788	586,497	537,661

Hotel Operating Profit	$689,965	$626,978	$594,082

Hotel Operating Margin	53.7%	51.7%	52.5%

(1)	Excludes loss on disposal of assets of approximately $9.3 million, $5.6 million and $2.9 million, respectively.

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

Paired Share Income is defined as the sum of net income attributable to common shareholders or members and noncontrolling interests attributable to Class B common shares of ESH REIT. Adjusted Paired Share Income is defined as Paired Share Income adjusted for items that, net of income taxes, we believe are not reflective of our ongoing or future operating performance. We adjust Paired Share Income for the following items, net of income taxes, and refer to this measure as Adjusted Paired Share Income: debt extinguishment costs, other non-operating expense (including foreign currency transaction gain or loss), impairment of long-lived assets, gain on sale of hotel properties, restructuring expenses, acquisition transaction expenses and other expenses, such as public company transition costs, including costs incurred in connection with secondary offerings, transaction costs associated with the sale of hotel properties, costs related to the preparations for our initial public offering, consulting fees related to the implementation of certain key strategic initiatives and loss on disposal of assets. With the exception of equity-based compensation, an ongoing charge, and debt extinguishment costs, these adjustments (other than the effect of income taxes) are the same as those used in the reconciliation of EBITDA to Adjusted EBITDA.

Adjusted Paired Share Income per Paired Share is defined as Adjusted Paired Share Income divided by the number of Paired Shares outstanding on a basic and diluted basis. Until such time as the number of outstanding common shares of the Corporation and Class B common shares of ESH REIT differ, we believe Adjusted Paired Share Income per Paired Share is useful to investors, as it represents the economic risks and rewards related to an investment in our Paired Shares. We believe that Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share provide meaningful indicators of the Company’s operating performance in addition to separate and/or individual analyses of net income attributable to common shareholders of the Corporation and net income attributable to Class B common shareholders of ESH REIT, each of which is impacted by specific U.S. GAAP requirements, including the recognition of contingent lease rental revenues and the recognition of lease rental revenues on a straight-line basis, and may not necessarily reflect how cash flows are generated on an individual entity or total enterprise basis. Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share should not be considered as an alternative to net income of the Company, net income of the Corporation, net income of ESH REIT, net income per share of common stock of the Corporation, net income per share of Class A or Class B common stock of ESH REIT or any other operating measure calculated in accordance with U.S. GAAP.

Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single, consolidated enterprise, which is reflected in the consolidated and combined Company results of operations; therefore, we believe these performance measures are meaningful for the Company only.

The following table provides a reconciliation of net income attributable to common shareholders or members to Paired Share Income, Adjusted Paired Share Income and a calculation of Adjusted Paired Share Income per Paired Share for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per Paired Share data):

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
Net income attributable to common shareholders or members	$113,040		$39,596		$86,231
Noncontrolling interests attributable to Class B common shares of ESH REIT	169,966		110,942		(4,305	)(1)

Paired Share Income	283,006		150,538		81,926
Debt extinguishment costs	2,392		7,185		22,984
Other non-operating expense	2,061		2,871		—
Impairment of long-lived assets	6,598		1,771		3,245
Gain on sale of hotel properties	(107,726)		(659)		—
Restructuring expenses	—		—		576
Acquisition transaction expenses	—		—		229
Other expenses	8,368	(2)	8,005	(3)	12,869	(4)

Adjusted Paired Share Income	$194,699		$169,711		$121,829

Adjusted Paired Share Income per Paired Share – basic	$0.95		$0.83		$0.70

Adjusted Paired Share Income per Paired Share – diluted	$0.95		$0.83		$0.69

Weighted average Paired Shares outstanding – basic	204,211		203,548		174,894

Weighted average Paired Shares outstanding – diluted	204,567		204,508		176,268

(1)	Prior to the change in our legal and corporate structure in November 2013, which occurred in connection with the Corporation’s and ESH REIT’s initial public offering, no portion of the Company’s (i.e., the Paired Shares’) noncontrolling interests represented interests attributable to Class B common shares of ESH REIT.
(2)	Includes costs incurred in connection with the preparation of the registration statement filed in June 2015 and the November 2015 secondary offering of approximately $0.9 million pre-tax, transaction costs of approximately $0.3 million pre-tax associated with the sale of hotel properties and loss on disposal of assets of approximately $9.3 million pre-tax, which total approximately $8.4 million after-tax.
(3)	Includes public company transition costs of approximately $3.0 million pre-tax, including approximately $1.5 million pre-tax in costs incurred in connection with the August 2014 secondary offering, consulting fees of approximately $1.9 million pre-tax related to the implementation of certain key strategic initiatives, including review of our corporate infrastructure, and loss on disposal of assets of approximately $5.6 million pre-tax, which total approximately $8.0 million after-tax.
(4)	Includes costs related to preparations for our initial public offering of approximately $11.2 million pre-tax, consisting primarily of the Pre-IPO Transactions, and loss on disposal of assets of approximately $2.9 million pre-tax, which total approximately $12.9 million after-tax.

Inflation

We do not believe that inflation had a material effect on our business during the years ended December 31, 2015, 2014 or 2013. Although we believe that increases in the rate of inflation will generally result in comparable increases in hotel room rates, severe inflation could contribute to a slowing of the national economy. Such a slowdown could result in a reduction in room rates and fewer room reservations, negatively impacting our revenues and net income.

Liquidity and Capital Resources

Company Overview

On a consolidated and combined basis, we have historically generated significant cash flow from operations and have financed our ongoing business primarily with existing cash and cash flow generated from operations. We generated cash flow from operations of approximately $428.9 million for the year ended December 31, 2015. Our current liquidity requirements consist primarily of funds necessary to pay for operating expenses associated with our hotels, recurring maintenance and capital expenditures necessary to maintain our hotels, general and administrative expenses, interest expense, income taxes, scheduled principal payments (including debt maturity payments) on ESH REIT’s outstanding indebtedness, potential Paired Share repurchases, Corporation distributions and required ESH REIT distributions. In addition to recurring maintenance and capital expenditures necessary to maintain our hotels, we are also performing, and expect to continue to perform, renovations to our hotels. See “—Capital Expenditures—Hotel Reinvestment Program.” We expect to fund our hotel reinvestment program from a combination of cash on hand, cash flow from operations and/or borrowings under our revolving credit facilities (as described below), as needed. Other long-term liquidity requirements are expected to include the need to obtain funds to acquire, develop or construct additional hotels, as well as funds for principal payments on ESH REIT’s 2012 Mortgage Loan, the 2014 Term Loan and the 2025 Notes maturing between December 2017 and May 2025 as well as the repayment of any outstanding amounts under our revolving credit facilities which mature in November 2016. See Note 7 to the consolidated and combined financial statements of Extended Stay America, Inc. and Note 6 to the consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 8 in this combined annual report on Form 10-K. We cannot assure you that the Corporation and/or ESH REIT will be able to refinance any of its debt on attractive terms at or before maturity or, on commercially reasonable terms or at all.

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

The Company had cash and cash equivalents of approximately $373.2 million and restricted cash of approximately $84.4 million at December 31, 2015. Based upon the current level of operations, management believes that our cash flow from operations together with our cash balances and available borrowings under our revolving credit facilities will be adequate to meet our anticipated funding requirements and business objectives for the foreseeable future. We regularly review our capital structure and at any time may refinance or repay existing indebtedness, incur new indebtedness or issue or purchase debt or equity securities.

In May 2015, ESH REIT issued $500.0 million of the 2025 Notes. ESH REIT used the proceeds to repay $318.0 million of Component A and $182.0 million of Component B of the 2012 Mortgage Loan.

In June 2015, the Corporation and ESH REIT filed an automatic shelf registration statement with the SEC pursuant to which, from time to time, (i) the Corporation and ESH REIT may offer and sell an unlimited number of Paired Shares and (ii) certain selling stockholders (the “Selling Shareholders”) may offer and sell up to 142,960,388 Paired Shares. The Selling Shareholders consist solely of entities affiliated with the Sponsors and do not include officers or directors of the Corporation or ESH REIT. In November 2015, the Selling Shareholders sold 15,000,000 Paired Shares into the public market pursuant to the automatic shelf registration statement. As of December 31, 2015, the Corporation and ESH REIT have not sold any securities registered pursuant to the automatic shelf registration statement. As such, neither the automatic shelf registration statement nor the secondary offering have impacted the Company’s liquidity.

In December 2015, the Company sold a portfolio of 53 hotel properties, 47 of which operated under the Crossland Economy Studios brand and six of which operated under the Extended Stay America brand, and certain intellectual property of Crossland Economy Studios for $285.0 million. The Company received approximately $276.3 million in proceeds related to the sale and recognized a gain of approximately $130.9 million, net of closing costs and adjustments. ESH REIT repaid approximately $86.1 million of the outstanding balance of the 2012 Mortgage Loan in December 2015 using a portion of the net proceeds from the sale. The remaining proceeds are expected to be used to pay income tax associated with the gain on sale, repurchase Paired Shares or fund future capital expenditures, acquisitions, development or construction of new hotels in compliance with ESH REIT’s existing debt agreements. See Note 4 to each of the consolidated and combined financial statements of Extended Stay America, Inc. and the consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 8 in this combined annual report on Form 10-K. At the same time, the Board of Directors of ESH REIT declared a special cash distribution of $0.19 per share, payable to ESH Hospitality, Inc.’s Class A and Class B common shareholders, totaling $86.5 million, $38.9 million of which is payable to holders of Paired Shares. Additionally, the Board of Directors of Extended Stay America, Inc. declared a special cash distribution of $0.06 per share, payable to Extended Stay America, Inc.’s common shareholders, totaling $12.3 million. These distributions, which total to $0.25 per Paired Share, were paid on January 18, 2016 to shareholders of record as of January 4, 2016.

On December 10, 2015, the Boards of Directors of Extended Stay America, Inc. and ESH Hospitality, Inc. authorized a combined Paired Share repurchase program for up to $100 million of the Paired Shares. On February 23, 2016, the Boards of Directors of Extended Stay America, Inc. and ESH Hospitality, Inc. authorized an increase of the combined Paired Share repurchase program from $100 million to up to $200 million of Paired Shares. The program expires on December 31, 2016. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice. As of December 31, 2015, we have not repurchased any Paired Shares pursuant to the combined Paired Share repurchase program.

On February 23, 2016, the Board of Directors of ESH REIT declared a cash distribution of $0.15 per Class A and Class B common share for the fourth quarter of 2015. Additionally, the Board of Directors of the Corporation declared a cash distribution of $0.02 per common share for the fourth quarter of 2015. These distributions, which total $0.17 per Paired Share, will be payable on March 22, 2016 to shareholders of record as of March 8, 2016. See “Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distribution Policies” for a description of our distribution policies.

The Corporation

The Corporation’s primary source of liquidity is distribution income it receives in respect of its ownership of approximately 55% of the common stock of ESH REIT. Other sources of liquidity include income from the operations of the Operating Lessees, ESA Management and ESH Strategies.

The Corporation has accumulated, and we expect that it will continue to accumulate, cash. We expect that it will continue to distribute cash to its common shareholders, and that over time it will return cash to ESH REIT in order to fund the renovation, acquisition, development or construction of new hotels, the repayment of debt and for other corporate purposes. The Corporation may transfer cash to ESH REIT through the purchase of additional shares of Class A common stock, which would increase its ownership of ESH REIT and reduce the Company’s overall tax efficiency. The Corporation may also lend funds to ESH REIT through the execution of an unsecured intercompany credit facility, subject to the conditions contained in the ESH REIT Revolving Credit Facility, the 2014 Term Loan and the 2025 Notes. The covenants of any such unsecured intercompany credit facility would be expected to be customary for similar debt securities in light of then-prevailing market conditions. Entering into an unsecured intercompany credit facility and the terms of such credit facility are subject to a number of factors, and we may not enter into an intercompany credit facility at all. The Corporation’s long-term liquidity requirements will also include the repayment of any outstanding amounts under, or refinancing of, the Corporation’s revolving credit facility which matures in November 2016 and is subject to a one-year extension.

The Corporation is expected to continue to pay distributions on its common stock to meet a portion of our expected distribution rate on our Paired Shares. In 2016, the Corporation intends to distribute at least $0.02 per quarter per share of common stock, unless its consolidated results of operations, net income, liquidity, cash flows, financial condition or prospects, economic conditions or other factors, including the ability to effectively execute certain tax planning strategies, differ from current assumptions. The payment of distributions in the future will be at the discretion of the Corporation’s Board of Directors. Any such distributions will be made subject to the Corporation’s compliance with applicable law, and will depend on, among other things, the receipt by the Corporation of distributions from ESH REIT in respect of the Class A common stock, the Corporation’s results of operations and financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in any existing and future debt agreements of the Corporation and ESH REIT and in any preferred stock and other factors that the Corporation’s Board of Directors may deem relevant.

Based upon the current level of operations, management believes that the Corporation’s cash position, cash flow from operations and available borrowings under the Corporation Revolving Credit Facility will be adequate to meet all of the Corporation’s funding requirements and business objectives for the foreseeable future.

ESH REIT

ESH REIT’s primary source of liquidity is rental revenues derived from contractual lease arrangements with the Operating Lessees. ESH REIT’s primary use of liquidity is fixed costs of ownership of the hotel properties, including interest expense, scheduled principal payments (including debt maturity payments) on its outstanding indebtedness, real estate tax expense, property insurance expense, capital expenditures, including those capital expenditures related to our hotel reinvestment program, and the payment of distributions. Other long-term liquidity requirements are expected to include the need to obtain funds to acquire, develop or construct additional hotels. In order to qualify and maintain its status as a REIT, ESH REIT must distribute annually to its shareholders an amount at least equal to:

•	90% of its REIT taxable income, computed without regard to the deduction for dividends paid and excluding any net capital gain; plus

•	90% of the excess of its net income, if any, from foreclosure property over the tax imposed on such income by the Code; less

•	the sum of certain items of non-cash income that exceeds a percentage of ESH REIT’s income.

In the future, ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. ESH REIT expects that such distributions will be approximately 95% of its taxable income. ESH REIT is subject to income tax on its taxable income that is not distributed and to an excise tax to the extent that certain percentages of its taxable income are not distributed by specified dates.

In 2016, ESH REIT intends to distribute at least $0.15 per quarter per share of Class A and Class B common stock, unless its consolidated results of operations, net income, liquidity, cash flows, financial condition or prospects, economic conditions or other factors differ from current assumptions. To the extent distributions in respect of the Class B common stock of ESH REIT are not sufficient to meet our expected Paired Share distributions, the expected Paired Share distributions are expected to be completed through distributions in respect of the common stock of the Corporation using funds distributed to the Corporation in respect of the Class A common stock of ESH REIT, after allowance for tax, if any, on those funds.

Due to REIT distribution requirements, ESH REIT has historically not accumulated significant amounts of cash and is not expected to do so in the future. As a result, and as discussed above, ESH REIT will need to refinance all or a portion of its debt, including the 2012 Mortgage Loans, the 2014 Term Loan and the 2025 Notes, on or before maturity. ESH REIT’s long-term liquidity requirements will also include the repayment of any outstanding amounts under ESH REIT’s revolving credit facility which matures in November 2016, subject to a one year extension. See Note 6 to the consolidated financial statements of ESH Hospitality, Inc., which are included in Item 8 in this combined annual report on Form 10-K. We cannot assure you that ESH REIT will be able to refinance any of its debt on attractive terms at or before maturity, on commercially reasonable terms or at all.

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

Sources and Uses of Cash – The Company

The following cash flow tables and comparisons are provided for the Company:

Comparison of Years Ended December 31, 2015 and December 31, 2014

We had unrestricted cash and cash equivalents of approximately $373.2 million and $121.3 million at December 31, 2015 and 2014, respectively. The following table summarizes the changes in our cash and cash equivalents as a result of operating, investing and financing activities for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014	Change ($)
Cash provided by (used in):
Operating activities	$428,889	$370,485	$58,404
Investing activities	66,289	(182,243)	248,532
Financing activities	(243,180)	(127,160)	(116,020)
Effects of changes in exchange rate on cash and cash equivalents	(83)	(215)	132

Net increase in cash and cash equivalents	$251,915	$60,867	$191,048

Cash Flows provided by Operating Activities

Cash flows provided by operating activities totaled approximately $428.9 million for the year ended December 31, 2015 compared to approximately $370.5 million for the year ended December 31, 2014, an increase of approximately $58.4 million. Cash flows from operations were positively impacted during the year ended December 31, 2015 by additional cash generated through improved hotel operating performance, specifically a 6.7% increase in RevPAR and a 200 bps increase in Hotel Operating Margin, slightly offset by higher income tax payments of approximately $33.4 million as a result of this improved performance and the Portfolio Sale.

Cash Flows provided by (used in) Investing Activities

Cash flows provided by investing activities totaled approximately $66.3 million for the year ended December 31, 2015 compared to cash flows used in investing activities of approximately $182.2 million for the year ended December 31, 2014. Cash flows provided by investing activities increased primarily due to the receipt of net proceeds of approximately $276.3 million from the Portfolio Sale in December 2015. This increase was partially offset by a decrease in proceeds related to insurable property events of approximately $8.7 million. Additionally, the Company increased its investment in property and equipment by approximately $31.5 million, primarily related to the renovation of a greater number of hotels in 2015, as evidenced by the fact that approximately 363,000 room nights were displaced from renovation during the year ended December 31, 2015 compared to approximately 224,000 room nights displaced from renovation during the year ended December 31, 2014.

Cash Flows used in Financing Activities

Cash flows used in financing activities totaled approximately $243.2 million for the year ended December 31, 2015 compared to approximately $127.2 million for the year ended December 31, 2014, an increase of approximately $116.0 million. Cash flows used in financing activities increased primarily due to an increase in net loan repayments of approximately $81.8 million, mainly related to the 2012 Mortgage Loan repayments of approximately $86.1 million in December 2015 as well as the mandatory prepayment of approximately $8.5 million on the 2014 Term Loan in March 2015 partially offset by 2014 revolving credit facility repayments of $20.0 million. Additionally, there was an increase in total distributions paid to holders of Paired Shares of approximately $26.9 million.

Comparison of Years Ended December 31, 2014 and December 31, 2013

We had unrestricted cash and cash equivalents of approximately $121.3 million and $60.5 million at December 31, 2014 and 2013, respectively. The following table summarizes the changes in our cash and cash equivalents as a result of operating, investing and financing activities for the years ended December 31, 2014 and 2013 (in thousands):

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

Cash Flows provided by Operating Activities

Cash flows provided by operating activities totaled approximately $370.5 million for the year ended December 31, 2014 compared to approximately $311.3 million for the year ended December 31, 2013, an increase of approximately $59.2 million. Cash flows from operations increased primarily due to a decrease in interest payments as a result of the partial repayment of the 2012 Mezzanine Loans, as well as improved hotel operating performance, specifically a 10 bps increase in occupancy and a 7.0% increase in ADR, which led to a 7.1% increase in RevPAR. These increases were partially offset by higher income tax payments as a result of the Company’s change in legal and corporate structure.

Cash Flows used in Investing Activities

Cash flows used in investing activities totaled approximately $182.2 million for the year ended December 31, 2014 compared to approximately $165.3 million for the year ended December 31, 2013, an increase of approximately $17.0 million. Cash flows used in investing activities increased primarily due to an increase in restricted cash provided as collateral for insurance reserves of approximately $21.6 million and an increase in proceeds related to insurable property events of approximately $11.9 million. These increases were partially offset by the fact that no cash was used for hotel acquisitions in the year ended December 31, 2014 as compared to $16.4 million used for hotel acquisitions in the year ended December 31, 2013.

Cash Flows used in Financing Activities

Cash flows used in financing activities totaled approximately $127.2 million for the year ended December 31, 2014 compared to approximately $189.0 million for the year ended December 31, 2013, a decrease of approximately $61.8 million. Cash flows used in financing activities decreased primarily due to a decrease in net loan repayments of approximately $129.7 million. During 2013, the majority of the 2012 Mezzanine Loans were repaid using proceeds from the Offering and cash on hand, while the remaining balance was repaid during 2014 using principally all of the proceeds from the 2014 Term Loan. This decrease was offset by an increase in net payments of $40.0 million on revolving credit facilities and an increase in distributions paid to holders of Paired Shares of approximately $27.8 million.

Sources and Uses of Cash – ESH REIT

The following cash flow tables and comparisons are provided for ESH REIT:

Comparison of Years Ended December 31, 2015 and December 31, 2014

ESH REIT had unrestricted cash and cash equivalents of approximately $223.3 million and $33.8 million at December 31, 2015 and 2014, respectively. The following table summarizes the changes in ESH REIT’s cash and cash equivalents as a result of operating, investing and financing activities for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014	Change ($)
Cash provided by (used in):
Operating activities	$511,985	$432,857	$79,128
Investing activities	61,034	(153,307)	214,341
Financing activities	(383,579)	(264,355)	(119,224)
Effects of changes in exchange rate on cash and cash equivalents	—	24	(24)

Net increase in cash and cash equivalents	$189,440	$15,219	$174,221

Cash Flows provided by Operating Activities

Cash flows provided by operating activities totaled approximately $512.0 million for the year ended December 31, 2015 compared to approximately $432.9 million for the year ended December 31, 2014, an increase of approximately $79.1 million. Cash flows from operations increased primarily due to an increase in rental revenues collected from the Operating Lessees of approximately $69.3 million, primarily due to increased hotel revenues of ESH REIT’s leased hotel properties for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was supplemented by changes in certain working capital accounts.

Cash Flows provided by (used in) Investing Activities

Cash flows provided by investing activities totaled approximately $61.0 million for the year ended December 31, 2015 compared to cash flows used in investing activities of approximately $153.3 million for the year ended December 31, 2014. Cash flows provided by investing activities increased primarily due to the receipt of net proceeds of approximately $265.0 million from the sale of the portfolio of 53 hotels in December 2015. This increase was partially offset by a decrease in proceeds related to insurable property events of approximately $8.7 million. Additionally, ESH REIT increased its investment in property and equipment by approximately $32.8 million, primarily related to the renovation of a greater number of hotels in 2015, as evidenced by the fact that approximately 363,000 room nights were displaced from renovation during the year ended December 31, 2015 compared to approximately 224,000 room nights displaced from renovation during the year ended December 31, 2014.

Cash Flows used in Financing Activities

Cash flows used in financing activities totaled approximately $383.6 million for the year ended December 31, 2015 compared to approximately $264.4 million for the year ended December 31, 2014, an increase of approximately $119.2 million. Cash flows used in financing activities increased primarily due to an increase in net loan repayments of approximately $81.8 million, mainly related to the 2012 Mortgage repayments of approximately $86.1 million in December 2015 as well as the mandatory prepayment of approximately $8.5 million on the 2014 Term Loan in March 2015 partially offset by 2014 revolving credit facility repayments of $20.0 million. Additionally, there was an increase in distributions paid to ESH REIT’s holders of Class A and Class B common shares of approximately $32.2 million.

Comparison of Years Ended December 31, 2014 and December 31, 2013

ESH REIT had unrestricted cash and cash equivalents of approximately $33.8 million and $18.6 million at December 31, 2014 and 2013, respectively. The following table summarizes the changes in ESH REIT’s cash and cash equivalents as a result of operating, investing and financing activities for the years ended December 31, 2014 and 2013 (in thousands):

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

Cash Flows used in Financing Activities

Cash flows used in financing activities totaled approximately $264.4 million for the year ended December 31, 2014 compared to approximately $215.7 million for the year ended December 31, 2013, an increase of approximately $48.7 million. Cash flows used in financing activities increased primarily due to an increase in distributions paid to ESH REIT’s Class A and Class B common shareholders of approximately $162.5 million as well as net payments of $40.0 million on revolving credit facilities. These increases were partially offset by a decrease in net loan repayments of approximately $156.4 million. During 2013, the majority of the 2012 Mezzanine Loans were repaid using proceeds from the Offering and cash on hand, while the remaining balance was repaid during 2014 using principally all of the proceeds from the 2014 Term Loan.

Capital Expenditures

We maintain each of our hotels in good repair and condition and in conformity with applicable laws and regulations. The cost of all improvements and significant alterations are generally made with cash flows from operations. During the years ended December 31, 2015, 2014 and 2013, we incurred capital expenditures of approximately $204.7 million, $173.2 million and $172.5 million, respectively. These capital expenditures were primarily made as a result of our hotel reinvestment program, which remains ongoing. Funding for future capital expenditures is expected to be provided primarily from cash flows from operations or, to the extent necessary, the Corporation or ESH REIT Revolving Credit Facilities. In 2016, we expect to incur capital expenditures between $240.0 million and $260.0 million.

Hotel Reinvestment Program

Since 2011, we have been performing a significant number of hotel renovations and have been executing a phased capital investment program across our portfolio in order to seek to drive increases in ADR and incremental market share gains. We have developed a methodology for selecting specific hotels for our reinvestment program by evaluating potential returns based on multiple market and property specific variables. Prior to undertaking capital investment at a hotel, management determines whether, in its view, the investment is likely to result in incremental revenues and profits and achieve a return on investment that management believes would meet our return criteria.

A hotel renovation generally requires approximately $1.0 million in capital spend per hotel. Hotel renovations typically include remodeling of common areas, new paint, carpet, signage, tile or vinyl flooring and counters in the bathrooms and kitchens, as well as the refurbishment of furniture, replacement of aged mattresses and installation of new flat screen televisions, artwork, lighting and bedspreads.

We have undertaken our hotel reinvestment program in phases. As of December 31, 2015, we have substantially completed renovations at 463 hotels, with total incurred costs of approximately $456.3 million. Also, as of December 31, 2015, we are in the process of implementing renovations at 13 additional hotels and will begin renovations at an additional 43 hotels during the first quarter of 2016, with combined estimated total costs of approximately $62.7 million. Renovations for all remaining Extended Stay America-branded hotels are expected to be completed by early 2017, with estimated total costs of approximately $125.8 million.

Rebranding

The Company incurred no rebranding costs during the years ended December 31, 2015 and 2014. In 2013, we completed an extensive rebranding program to consolidate hotels that were operated under the former brands Homestead Studio Suites, Studio Plus and Extended Stay Deluxe to our core brand, Extended Stay America. We spent approximately $9.4 million on rebranding during the year ended December 31, 2013. Costs associated with rebranding were recorded as general and administrative expenses.

Our Indebtedness

As of December 31, 2015, our total indebtedness, including mandatorily redeemable preferred stock, was approximately $2.8 billion. For a detailed discussion of our indebtedness during the periods presented, see Notes 7 and 8 to the consolidated and combined financial statements of Extended Stay America, Inc. and Note 6 to the consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 8 in this combined annual report on Form 10-K.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2015 (in thousands):

	Payments Due by Period
	Total	2016	2017	2018	2019	2020	Thereafter
ESH REIT 2012 Mortgage Loan(1)	$1,931,157	$—	$111,157	$—	$1,820,000	$—	$—
ESH REIT 2014 Term Loan (2)	366,463	—	—	—	366,463	—	—
ESH REIT 2025 Notes	500,000	—	—	—	—	—	500,000
Corporation mandatorily redeemable preferred stock	21,202	—	—	—	—	21,202	—
Interest payments on outstanding debt obligations(3)(4)	629,623	125,281	125,182	121,344	112,028	27,663	118,125
Operating lease obligations	96,934	2,649	2,718	2,788	2,843	2,964	82,972
Other commitments(5)	5,118	299	299	299	299	321	3,601

Total contractual obligations	$3,550,497	$128,229	$239,356	$124,431	$2,301,633	$52,150	$704,698

(1)	The 2012 Mortgage Loan is included on the Company’s consolidated balance sheet net of unamortized deferred financing costs of approximately $19.5 million.
(2)	The 2014 Term Loan is included on the Company’s consolidated balance sheet net of unamortized deferred financing costs and debt discount of approximately $3.6 million and $1.3 million, respectively. No mandatory prepayment is required during the three months ending March 31, 2016, based on the calculation of Excess Cash Flow for the year ended December 31, 2015. Contractual obligations exclude mandatory prepayments related to ESH REIT’s Excess Cash Flow for future years as they are not currently known.

(3)	Floating rate interest calculated using the base rate plus LIBOR floor of 0.75% for the 2014 Term Loan.
(4)	Includes dividends payable on the Corporation’s mandatorily redeemable preferred stock.
(5)	The Company has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of the properties is located. The initial term of the agreement terminates in 2031.

Off-Balance Sheet Arrangements

Neither the Corporation nor ESH REIT have off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our discussion and analysis of our historical financial condition and results of operations is based on the Company’s historical consolidated and combined financial statements and ESH REIT’s historical consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ significantly from these estimates and assumptions. We believe the following accounting policies, which are described in detail in Note 2 to each of the consolidated and combined financial statements of Extended Stay America, Inc. and the consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 8 of this combined annual report on Form 10-K, require material subjective or complex judgments and have the most significant impact on the Company’s and ESH REIT’s financial condition and results of operations: property and equipment, goodwill, revenue recognition, income taxes, equity-based compensation and investments. We evaluate estimates, assumptions and judgments on an ongoing basis, based on information that is then available to us, our experience and various matters that we believe are reasonable and appropriate for consideration under the circumstances.

Recent Accounting Pronouncements

For discussion of recently issued accounting standards, see Note 2 to each of the consolidated and combined financial statements of Extended Stay America, Inc. and the consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 8 in this combined annual report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Both the Corporation and ESH REIT may continue to seek to reduce earnings and cash flow volatility associated with changes in interest rates, foreign currency exchange rates and commodity prices by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility, when applicable. We will continue to have exposure to such risks to the extent they are not hedged. We may enter into derivative financial arrangements to the extent they meet the foregoing objectives. We do not use derivatives for trading or speculative purposes.

The Corporation

As of December 31, 2015, the Corporation had minimal exposure to market risk from changes in interest rates because it had no variable rate debt as there were no outstanding amounts drawn on the Corporation Revolving Credit Facility. The Corporation’s exposure to market risk from changes in interest rates will increase in future periods should the Corporation incur variable rate debt, including draws on the Corporation Revolving Credit Facility.

ESH REIT

As of December 31, 2015, approximately $366.5 million of ESH REIT’s outstanding gross indebtedness of approximately $2.8 billion had a variable rate of interest. If market rates of interest on ESH REIT’s variable rate debt fluctuate by 1.0%, interest expense would increase or decrease, and depending on the rate movement, ESH REIT’s future earnings and cash flows would fluctuate by approximately $2.5 million annually, assuming that the amount outstanding under ESH REIT’s variable rate debt remains at approximately $366.5 million.

As of December 31, 2015, less than 1.5% of the book value of ESH REIT’s hotels are owned outside the United States. ESH REIT has exposure to market risk from changes in foreign currency exchange rates for its Canadian hotels. A fluctuation of 1.0% in the exchange rate between the U.S. dollar and the Canadian dollar would result in a foreign currency transaction gain or loss of approximately $0.2 million.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Extended Stay America, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Extended Stay America, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated and combined statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Extended Stay America, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the financial statements, the Company has changed its presentation of debt issuance costs as of December 31, 2015 and 2014 due to the retrospective adoption of an accounting standards update regarding the presentation of debt issuance costs.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

February 23, 2016

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2015 AND 2014

(In thousands, except share and per share data)

	December 31, 2015	December 31, 2014
ASSETS

PROPERTY AND EQUIPMENT—Net of accumulated depreciation of $781,929 and $622,514	$3,921,341	$4,087,448
RESTRICTED CASH	84,416	73,382
CASH AND CASH EQUIVALENTS	373,239	121,324
INTANGIBLE ASSETS—Net of accumulated amortization of $7,010 and $5,814	29,723	31,656
GOODWILL	53,531	55,633
ACCOUNTS RECEIVABLE—Net of allowance for doubtful accounts of $2,413 and $2,762	18,164	26,552
OTHER ASSETS	48,486	53,147

TOTAL ASSETS	$4,528,900	$4,449,142

LIABILITIES AND EQUITY

LIABILITIES:
Mortgage loan payable—Net of unamortized deferred financing costs of $19,536 and $27,299	$1,911,621	$2,490,750
Term loan facility payable—Net of unamortized deferred financing costs and debt discount of $4,940 and $6,359	361,523	368,641
Senior notes payable—Net of unamortized deferred financing costs of $10,756 and $0	489,244	—
Mandatorily redeemable preferred stock—$0.01 par value, $1,000 redemption value, 8.0%, 350,000,000 shares authorized, 21,202 shares issued and outstanding as of December 31, 2015 and 2014	21,202	21,202
Accounts payable and accrued liabilities	243,969	172,440
Deferred tax liabilities	12,984	6,792

Total liabilities	3,040,543	3,059,825

COMMITMENTS AND CONTINGENCIES (Note 13)
EQUITY:
Common stock—$0.01 par value, 3,500,000,000 shares authorized, 204,593,912 and 204,517,265 shares issued and outstanding as of December 31, 2015 and 2014, respectively	2,049	2,048
Additional paid in capital	784,194	779,447
Retained earnings	102,184	13,833
Accumulated other comprehensive loss	(8,754)	(5,810)

Total Extended Stay America, Inc. shareholders’ equity	879,673	789,518
Noncontrolling interests	608,684	599,799

Total equity	1,488,357	1,389,317

TOTAL LIABILITIES AND EQUITY	$4,528,900	$4,449,142

See accompanying notes to consolidated and combined financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In thousands, except per share data)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
REVENUES:
Room revenues	$1,265,653	$1,195,816	$1,113,956
Other hotel revenues	19,100	17,659	17,787
Management fees, license fees and other revenues	—	—	1,075

Total revenues	1,284,753	1,213,475	1,132,818

OPERATING EXPENSES:
Hotel operating expenses	604,087	592,101	540,551
General and administrative expenses	98,625	84,381	108,325
Depreciation and amortization	203,897	187,207	168,053
Impairment of long-lived assets	9,011	2,300	3,330
Managed property payroll expenses	—	—	728
Restructuring expenses	—	—	605
Acquisition transaction expenses	—	—	235

Total operating expenses	915,620	865,989	821,827

GAIN ON SALE OF HOTEL PROPERTIES (NOTE 4)	130,894	864	—
OTHER INCOME	45	388	1,134

INCOME FROM OPERATIONS	500,072	348,738	312,125
OTHER NON-OPERATING EXPENSE	2,732	3,763	—
INTEREST EXPENSE, NET	137,782	149,364	234,459

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	359,558	195,611	77,666
INCOME TAX EXPENSE (BENEFIT)	76,536	45,057	(4,990)

NET INCOME	283,022	150,554	82,656
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(169,982)	(110,958)	3,575

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS OR MEMBERS	$113,040	$39,596	$86,231

NET INCOME PER COMMON SHARE:
Basic	$0.55	$0.19	$0.49

Diluted	$0.55	$0.19	$0.49

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	204,211	203,548	174,894

Diluted	204,567	204,508	176,268

See accompanying notes to consolidated and combined financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In thousands)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
NET INCOME	$283,022	$150,554	$82,656
FOREIGN CURRENCY TRANSLATION LOSS, NET OF TAX	(6,321)	(2,728)	(3,980)

COMPREHENSIVE INCOME	276,701	147,826	78,676
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(166,605)	(109,972)	3,575

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS OR MEMBERS	$110,096	$37,854	$82,251

See accompanying notes to consolidated and combined financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In thousands, except per share data)

	Members’ Capital			Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ and Members’ Equity	Non- controlling Interests	Total Equity

		Common Stock
		Shares	Amount
BALANCE—January 1, 2013	$744,524	—	$—	$—	$5,010	$124	$749,658	$3,157	$752,815
Net income (loss)	—	—	—	—	86,231	—	86,231	(3,575)	82,656
Foreign currency translation loss, net of tax	—	—	—	—	—	(3,980)	(3,980)	—	(3,980)
Member distributions—$0.20 per LLC member interest	—	—	—	—	(78,400)	—	(78,400)	(2,011)	(80,411)
ESH REIT preferred distributions	—	—	—	—	(16)	—	(16)	—	(16)
Equity-based compensation	4,094	100	—	14,712	—	—	18,806	1,362	20,168
Company reorganization	(748,618)	172,200	1,723	424,233	(38,588)	(212)	(361,462)	329,273	(32,189)
Sale of equity, net of issuance costs	—	32,488	325	333,414	—	—	333,739	268,426	602,165

BALANCE—December 31, 2013	—	204,788	2,048	772,359	(25,763)	(4,068)	744,576	596,632	1,341,208
Net income	—	—	—	—	39,596	—	39,596	110,958	150,554
Foreign currency translation loss, net of tax	—	—	—	—	—	(1,742)	(1,742)	(986)	(2,728)
ESH REIT common distributions—$0.53 per Class B common share	—	—	—	—	—	—	—	(108,504)	(108,504)
ESH REIT preferred distributions	—	—	—	—	—	—	—	(16)	(16)
Equity-based compensation	—	(271)	—	7,088	—	—	7,088	1,715	8,803

BALANCE—December 31, 2014	—	204,517	2,048	779,447	13,833	(5,810)	789,518	599,799	1,389,317
Net income	—	—	—	—	113,040	—	113,040	169,982	283,022
Foreign currency translation loss, net of tax	—	—	—	—	—	(2,944)	(2,944)	(3,377)	(6,321)
Corporation common distributions—$0.12 per common share	—	—	—	—	(24,689)	—	(24,689)	—	(24,689)
ESH REIT common distributions—$0.79 per Class B common share	—	—	—	—	—	—	—	(162,351)	(162,351)
ESH REIT preferred distributions	—	—	—	—	—	—	—	(16)	(16)
Equity-based compensation	—	77	1	4,747	—	—	4,748	4,647	9,395

BALANCE—December 31, 2015	$—	204,594	$2,049	$784,194	$102,184	$(8,754)	$879,673	$608,684	$1,488,357

See accompanying notes to consolidated and combined financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In thousands)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
OPERATING ACTIVITIES:
Net income	$283,022	$150,554	$82,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	202,531	185,833	166,679
Amortization of intangible assets	1,366	1,374	1,374
Foreign currency transaction loss	2,732	3,763	—
Amortization and write-off of deferred financing costs and debt discount	12,608	19,597	24,191
Amortization of above-market ground leases	(136)	(136)	(136)
Loss on disposal of property and equipment	9,299	3,144	3,493
Impairment of long-lived assets	9,011	2,300	3,330
Gain on sale of hotel properties	(130,894)	(864)	—
Equity-based compensation	10,500	8,803	20,168
Deferred income tax expense (benefit)	8,709	(520)	(11,554)
Changes in assets and liabilities:
Accounts receivable, net	8,306	(5,040)	(2,909)
Other assets	(2,755)	(821)	(2,464)
Accounts payable and accrued liabilities	14,590	2,498	26,485

Net cash provided by operating activities	428,889	370,485	311,313

INVESTING ACTIVITIES:
Purchases of property and equipment	(204,717)	(173,239)	(172,540)
Acquisition of hotels, property and equipment	—	—	(16,368)
Proceeds from sale of hotel properties, net	277,108	3,223	—
(Increase) decrease in restricted cash and insurance collateral	(11,363)	(26,151)	22,173
Proceeds from insurance recoveries	5,261	13,924	2,020
Purchase of HVM noncontrolling interests	—	—	(544)

Net cash provided by (used in) investing activities	66,289	(182,243)	(165,259)

FINANCING ACTIVITIES:
Principal payments on mortgage loans	(586,892)	(1,794)	(5,865)
Proceeds from term loan facility, net of debt discount	—	373,125	—
Principal payments on term loan facility	(8,537)	—	—
Proceeds from senior notes	500,000	—	—
Proceeds from revolving credit facilities	90,000	210,000	20,000
Payments on revolving credit facilities	(90,000)	(230,000)	—
Principal payments on mezzanine loans	—	(365,000)	(715,000)
Payments of deferred financing costs	(11,476)	(5,222)	(9,850)
Tax withholdings related to restricted stock unit settlements	(1,105)	—	—
Sale of equity	—	—	649,750
Equity issuance costs	—	—	(47,585)
Corporation common distributions	(12,278)	—	—
ESH REIT common distributions	(122,876)	(108,253)	(78,400)
ESH REIT preferred distributions	(16)	(16)	(16)
Distributions to HVM members	—	—	(2,011)

Net cash used in financing activities	(243,180)	(127,160)	(188,977)

CHANGES IN CASH AND CASH EQUIVALENTS DUE TO CHANGES IN FOREIGN CURRENCY EXCHANGE RATES	(83)	(215)	(202)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	251,915	60,867	(43,125)
CASH AND CASH EQUIVALENTS—Beginning of period	121,324	60,457	103,582

CASH AND CASH EQUIVALENTS—End of period	$373,239	$121,324	$60,457

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties	$120,220	$125,258	$201,227

Cash payments for income taxes—Net of refunds of $97, $281 and $941	$69,825	$36,379	$233

NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable and accrued liabilities	$23,951	$15,912	$21,241

Corporation common distributions included in accounts payable and accrued liabilities	$12,411	$—	$—

ESH REIT common distributions included in accounts payable and accrued liabilities	$39,734	$259	$—

Issuance of mandatorily redeemable preferred stock	$—	$—	$21,202

See accompanying notes to consolidated and combined financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015 AND 2014 AND FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

As of December 31, 2015 and 2014, the Company owned and operated 626 and 679 hotel properties, respectively, in 44 U.S. states consisting of approximately 68,900 and 75,500 rooms, respectively, and three hotels in Canada consisting of 500 rooms. The substantial majority of the hotels are operated under the core brand, Extended Stay America. The three hotels in Canada are operated under the brand Extended Stay Canada. As of December 31, 2014, 47 hotels were operated under the brand Crossland Economy Studios.

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

The Pre-IPO Transactions and Organization Subsequent to the Initial Public Offering

The Pre-IPO Transactions, which were completed in November 2013, restructured and reorganized the then-existing businesses and entities prior to the Corporation’s and ESH REIT’s initial public offering, and consisted primarily of the following:

•	Holdings distributed 96.5% of the common stock of ESH REIT to the holders of Class A Units in Holdings and retained the remaining shares, which were subsequently paired with Corporation common stock and distributed as described below; the common stock of ESH REIT was recapitalized into two classes of common stock: Class A common stock and Class B common stock.

•	The Sponsors acquired the Corporation for a nominal fee.

•	ESH REIT transferred the Operating Lessees to newly-formed, wholly-owned subsidiaries of the Corporation; in connection with the transfer of 1.0% of the Operating Lessees, the Corporation paid ESH REIT approximately $1.6 million and the operating leases were amended to reflect then-current fair market value terms.

•	A newly-formed, wholly-owned subsidiary of the Corporation, ESA Management LLC (“ESA Management”), acquired all of the assets and assumed all of the liabilities of HVM for approximately $0.8 million; the existing management agreements were terminated and ESA Management entered into new management agreements with the Operating Lessees. ESA Management assumed sponsorship of HVM’s savings plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) (see Note 15).

•	The shareholders of ESH REIT contributed the Class A common stock of ESH REIT, representing approximately 55% of the outstanding common stock of ESH REIT, to the Corporation in exchange for common stock of the Corporation; the common stock of the Corporation was stapled to, or paired with, the Class B common stock of ESH REIT on a one-for-one basis, forming the Paired Shares offered pursuant to the Corporation’s and ESH REIT’s initial public offering.

•	The Corporation acquired all of the interests in ESH Strategies in exchange for approximately $21.2 million of mandatorily redeemable preferred stock of the Corporation, which pays preferred dividends at 8.0% per annum (see Note 8).

•	Holdings distributed its remaining Paired Shares.

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

Initial Public Offering and Secondary Offerings

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

After deducting underwriting discounts, commissions and other transaction costs, the Offering raised proceeds to the Corporation and ESH REIT of approximately $602.2 million. The proceeds were divided among the Corporation and ESH REIT based on their relative valuations. The Corporation used the majority of the proceeds it received to purchase shares of Class A common stock of ESH REIT to maintain its ownership of approximately 55% of the outstanding common stock of ESH REIT. ESH REIT used its proceeds from the Offering, including proceeds received pursuant to the sale of Class A common stock to the Corporation, in addition to cash on hand, to repay approximately $715.0 million of its outstanding mezzanine loans (see Note 7).

In August 2014, certain selling stockholders (the “Selling Shareholders”) sold 24,150,000 Paired Shares as part of a secondary offering. The Selling Shareholders consisted solely of entities affiliated with the Sponsors and did not include officers or directors of the Corporation or ESH REIT. Neither the Corporation nor ESH REIT sold Paired Shares in the secondary offering and neither received proceeds from the secondary offering. The Corporation and ESH REIT did, however, incur professional fees in connection with the secondary offering. For the year ended December 31, 2014, total costs incurred were approximately $1.5 million.

In June 2015, the Corporation and ESH REIT filed an automatic shelf registration statement with the U.S. Securities and Exchange Commission (“SEC”) pursuant to which, from time to time, (i) the Corporation and ESH REIT may offer and sell an unlimited number of Paired Shares and (ii) the Selling Shareholders may offer and sell up to 142,960,388 Paired Shares. In November 2015, the Selling Shareholders sold 15,000,000 Paired Shares registered pursuant to the automatic shelf registration statement. Neither the Corporation nor ESH REIT sold Paired Shares in the secondary offering and neither received proceeds from the secondary offering. Additionally, as of December 31, 2015, the Corporation and ESH REIT have not sold any securities registered pursuant to the automatic shelf registration statement. The Corporation and ESH REIT did, however, incur professional fees in connection with filing the automatic shelf registration and the secondary offering totaling approximately $0.9 million during the year ended December 31, 2015.

As of December 31, 2015 and 2014, the public owned approximately 36.9% and 28.9%, respectively, of the outstanding Paired Shares, while the Sponsors and senior management, including certain directors, owned approximately 63.1% and 71.1%, respectively, of the outstanding Paired Shares. As of December 31, 2015, the Corporation owned 250,493,583 shares of ESH REIT’s Class A common stock; the Sponsors, senior management, including certain directors, and the public owned 204,593,912 shares of ESH REIT’s Class B common stock, each of which is attached to and trades as a single unit with a share of the Corporation’s common stock.

Basis of Consolidation and Combination

The accompanying consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). References to the Company, its financial position, results of operations, comprehensive income, changes in equity and cash flows refer to the Corporation and its consolidated subsidiaries, including the Operating Lessees, ESH Strategies, ESA Management and ESH REIT, for periods from the Pre-IPO Transactions through December 31, 2015, and to the Company’s predecessor, which includes ESH REIT’s predecessor, ESH Strategies and HVM (see Notes 2 and 12), for the period from January 1, 2013 through the Pre-IPO Transactions.

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

For the period from January 1, 2013 through the Pre-IPO Transactions, third party equity interests in HVM, which represented all of HVM’s equity, were not owned by the Company or the Company’s predecessor and are presented as noncontrolling interests in the accompanying consolidated and combined financial statements (see Notes 11 and 12).

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

Use of Estimates—The preparation of the accompanying consolidated and combined financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management used significant estimates to determine the allocation of purchase price to assets that were acquired in 2013 (see Note 4). Significant estimates also include the estimated useful lives of tangible assets as well as the assessment of tangible and intangible assets, including goodwill, for impairment, estimated liabilities for insurance reserves and the grant-date fair value of certain equity-based awards. Actual results could differ from those estimates.

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

Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivable primarily consists of receivables due from corporate customers and third-party internet intermediaries. A provision for doubtful accounts is made when collection of receivables is considered doubtful. Balances are considered past due when payment is not received by the contractual due date. When management determines that accounts receivable are uncollectible, they are written off against the allowance for doubtful accounts.

Restricted Cash—Restricted cash primarily consists of amounts held in cash management accounts and in escrows for the payment of hotel occupancy/sales taxes, real estate taxes and insurance, capital improvements, ground leases, operating expenses (including management fees and reimbursements) and mortgage debt service, all as required by ESH REIT’s mortgage loan agreement (see Note 7). As of December 31, 2015 and 2014, restricted cash also includes deposits held for insurance collateral of approximately $21.2 million and $21.6 million, respectively.

Property and Equipment—Property and equipment additions are recorded at cost. Major improvements that extend the life or utility of property or equipment are capitalized and depreciated over a period equal to the shorter of the estimated useful life of the improvement or the remaining estimated useful life of the asset. Ordinary repairs and maintenance are charged to expense as incurred.

Depreciation and amortization are recorded on a straight-line basis over the following estimated useful lives:

Hotel buildings	5–49 years
Hotel building improvements	3–39 years
Hotel site improvements	3–20 years
Hotel furniture, fixtures and equipment	3–10 years
Corporate furniture, fixtures, equipment, software and other	3–15 years

Management assesses the performance of long-lived assets for potential impairment at least annually, as well as when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by a comparison of the carrying amount of a hotel property to the estimated future undiscounted cash flows expected to be generated by each hotel property. Impairment is recognized when estimated future undiscounted cash flows, including proceeds from disposition, are less than the carrying value of each hotel property.

To the extent that a hotel property is impaired, the excess carrying amount of each hotel property over its estimated fair value is recognized as an impairment charge and reduces income from operations. Fair value is determined based upon the discounted cash flows of each hotel property, quoted market prices or independent appraisals, as considered necessary. The Company recognized impairment charges related to property and equipment of approximately $9.0 million, $2.3 million and $3.3 million for the years ended December 31, 2015, 2014 and 2013, respectively (see Note 5). The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, then an impairment charge to reduce the carrying value of a hotel property could occur in a future period in which conditions change.

Intangible Assets and Liabilities—Intangible assets and liabilities include trademarks, above-market contracts, corporate customer relationships and customer databases. Above-market contracts, corporate customer relationships and customer databases are amortized using the straight-line method over their estimated remaining useful lives, which in the case of contracts is typically the remaining non-cancelable term. Finite-lived intangible assets are reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. Trademarks are not amortized. Indefinite-lived intangible assets are reviewed for impairment at least annually in the fourth quarter. The Company tests for impairment more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. At such time their classification as indefinite-lived intangible assets is reassessed. The Company first assesses qualitative factors to determine if it is not more likely than not that the fair value of its indefinite-lived intangible assets is less than its carrying amount. No impairment charges related to intangible assets were recognized during the years ended December 31, 2015, 2014 or 2013.

Goodwill—Goodwill represents the excess purchase price over the fair value of net assets acquired. The Company tests goodwill for impairment at least annually in the fourth quarter. The Company tests for impairment more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has one operating segment, which is its reporting unit; therefore, management analyzes goodwill associated with all hotels when analyzing for potential impairment. The Company first assesses qualitative factors to determine if it is not more likely than not that the fair value of its reporting unit is less than its carrying amount. No impairment charges related to goodwill were recognized during the years ended December 31, 2015, 2014 or 2013.

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

Discontinued Operations—Effective January 1, 2014, the Company early adopted Accounting Standards Update (“ASU”) No. 2014-08 issued by the Financial Accounting Standards Board (“FASB”) as discussed further in “Recently Issued Accounting Standards” below. This update defines discontinued operations as a component of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, which generally results in reporting discontinued operations less frequently than under the previous accounting standard.

Deferred Financing Costs—Effective December 31, 2015, the Company early adopted FASB ASU No. 2015-03 and ASU No. 2015-15 as discussed further in “Recently Issued Accounting Standards” below. Costs incurred in obtaining financing are amortized over the terms of the related loans on a straight-line basis, which approximates the effective interest method. Deferred financing costs are presented in the accompanying consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability, except those incurred under a revolving-debt arrangement which are presented as a component of other assets in the accompanying consolidated balance sheets. Upon repayment of, or in conjunction with, a material change in the terms of the underlying debt agreement, remaining unamortized costs are included as a component of net interest expense. During the years ended December 31, 2015, 2014 and 2013, approximately $2.1 million, $5.1 million and $11.7 million, respectively, of unamortized deferred financing costs, primarily related to the prepayment of mortgage and mezzanine loans, are included in net interest expense in the accompanying consolidated and combined statements of operations. Amortization of deferred financing costs unrelated to the prepayment of mortgage and mezzanine loans, which is also included in net interest expense in the accompanying consolidated and combined statements of operations, was approximately $10.1 million, $14.3 million and $12.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Advertising Costs—Advertising costs are expensed as incurred. In 2015 and 2014, total advertising costs were approximately $24.1 million and $28.3 million, respectively, and are classified as hotel operating expenses in the accompanying consolidated statements of operations. Prior to 2014, internet advertising costs were included in hotel operating expenses and all other advertising costs were included in general and administrative expenses in the accompanying consolidated and combined statement of operations. For the year ended December 31, 2013, advertising costs were approximately $28.2 million, approximately $18.8 million of which are classified as hotel operating expenses, and approximately $9.4 million of which are classified as general and administrative expenses.

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

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, mortgage and term loans, senior notes, mandatorily redeemable preferred stock and revolving credit facilities. The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities and revolving credit facilities are representative of their fair values due to the short-term nature or frequent settlement of these instruments. The fair values of mortgage and term loans, senior notes and mandatorily redeemable preferred stock are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on the Company’s current mortgage and term loans, senior notes and mandatorily redeemable preferred stock or from quoted market prices, when available (see Notes 7 and 8).

Derivative Instruments—Derivative instruments, including derivative instruments embedded in other contracts (if applicable), are recorded in the accompanying consolidated balance sheets as either assets or liabilities measured at fair value unless the transactions qualify and are designated as normal purchases and sales. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. The Company does not enter into derivative financial instruments for trading or speculative purposes.

Insurance Reserves—The Company utilizes various high-deductible insurance programs for workers’ compensation, general liability and health insurance claims. Such retained losses require estimates in determining the liability for claims arising under these programs. Workers’ compensation, general liability and health insurance liabilities are estimated using actuarial evaluations based on historical and projected claims and medical cost trends. As of December 31, 2015 and 2014, approximately $39.3 million and $41.3 million, respectively, of liabilities for such high-deductible insurance programs are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

Investments—The Company consolidates a subsidiary when it has the ability to direct the activities that most significantly impact the economic performance of the subsidiary. Judgment is required with respect to the consolidation of investments, including partnership and joint venture entities, in terms of the evaluation of control, including assessment of the importance of rights and privileges of the partners based on voting rights, as well as financial interests that are not controllable through voting interests. Third party equity interests in consolidated subsidiaries or variable interest entities are presented as noncontrolling interests.

The Company evaluates subsidiaries and affiliates, as well as other entities, to determine if they are variable interest entities (“VIEs”). If a subsidiary, affiliate or other entity is a VIE, it is subject to the consolidation framework specifically for VIEs. The Company considers an entity a VIE if equity investors own an interest therein that does not have the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In accordance with FASB ASC 810, “Consolidations,” the Company reviews subsidiaries and affiliates, as well as other entities, to determine if (i) they should be considered VIEs, and (ii) whether they should change their consolidation determinations based on changes in their characteristics.

Prior to the Pre-IPO Transactions, the Company held a variable interest in HVM, a separate, independently owned hotel management and administrative services company (see Note 12). The Company’s maximum exposure to loss as a result of its involvement with HVM was related to the need to secure alternative hotel management services and systems support if HVM were ever unable to fulfill its obligations under its management agreements with ESH REIT. The assets of HVM could not be used to settle obligations of the Company and the Company’s assets could not be used to settle obligations of HVM. For the period from January 1, 2013 through the Pre-IPO Transactions, the Company’s predecessor represented approximately 99% of the business conducted by HVM. The Company concluded that it was the primary beneficiary of HVM and, as a result, consolidated the financial position, results of operations, comprehensive income and cash flows of HVM for the period from January 1, 2013 through the Pre-IPO Transactions. Since the Company had no equity interest in HVM, the results of operations and members’ capital of HVM were reported as noncontrolling interests in the accompanying consolidated and combined financial statements for the period from January 1, 2013 through the Pre-IPO Transactions. Subsequent to the Pre-IPO Transactions, HVM no longer meets the definition of a VIE. See summarized financial information of HVM in Note 12.

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

In 2015, ESH REIT distributed approximately 95% of its taxable income and utilized its federal net operating loss carryforward and, as a result, incurred minimal current federal income tax in the form of alternative minimum tax. Deferred tax expense was incurred due to the utilization of the deferred tax asset associated with the net operating loss carryforward. In the future, ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. ESH REIT expects that such distributions will be approximately 95% of its taxable income. Accordingly, ESH REIT is expected to be subject to federal and state income tax on approximately 5% of its taxable income. As a result, the Company has recorded deferred tax assets and liabilities to reflect the fact that an estimated 5% of ESH REIT’s future taxable income is expected to be subject to tax.

Foreign Currency—The financial statements of certain of the Company’s subsidiaries and its investments therein are maintained in their functional currency, the Canadian dollar (“C$”), and their revenues and expenses are translated into U.S. dollars using the average exchange rate for the period. The assets and liabilities of these subsidiaries are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. As of December 31, 2015 and 2014, foreign currency translation losses, net of tax, of approximately $8.8 million and

$5.8 million, respectively, are reflected in accumulated other comprehensive loss as a component of equity in the accompanying consolidated balance sheets. Foreign currency transaction losses mainly related to U.S. dollar denominated debt at Canadian subsidiaries of approximately $2.7 million and $3.8 million are included in other non-operating expense in the accompanying consolidated statements of operations for the years ended December 31, 2015 and 2014, respectively.

Comprehensive Income—Comprehensive income includes net income and other comprehensive income, which consists of foreign currency translation adjustments. Comprehensive income is presented in the accompanying consolidated and combined statements of comprehensive income and foreign currency translation adjustments are presented as a separate component of consolidated and combined equity.

Equity-Based Compensation—The Corporation and ESH REIT each maintain a Long-Term Incentive Plan (“LTIP”), as amended and restated in 2015, and approved by their shareholders, under which the Corporation and ESH REIT may issue to eligible employees or directors restricted stock awards, restricted stock units or other equity-based awards, in respect of Paired Shares. The Company recognizes costs related to equity-based awards over their vesting periods. The issuing entity classifies equity-based awards granted in exchange for employee or director services as either equity awards or as liability awards. The classification of an award either as an equity award or a liability award is generally based upon cash settlement options. Equity awards are measured based on their fair value on the date of grant. Liability awards are re-measured to fair value each reporting period. The value of all awards, less estimated forfeitures, is recognized over the period during which an employee or director is required to provide services in exchange for the award—the requisite service period (usually the vesting period). No compensation expense is recognized for awards for which employees or directors do not render the requisite services. All awards granted subsequent to the Pre-IPO Transactions are classified as equity awards except those equity-based awards issued by ESH REIT to its directors, which are classified as liability awards.

Prior to the Pre-IPO Transactions, HVM maintained a management incentive plan further described in Note 14. Equity-based compensation related to this plan was recorded in the accompanying consolidated and combined statements of operations due to the fact that HVM was a consolidated VIE.

Segments—The Company’s hotel operations represent a single operating segment based on the way the Company manages its business. The Company’s hotels provide similar services, use similar processes to sell those services and sell those services to similar classes of customers. The amounts of long-lived assets and net revenues outside the U.S. are not significant for any period presented.

Recently Issued Accounting Standards

Imputation of Interest—Simplifying the Presentation of Debt Issuance Costs—In April and August 2015, the FASB issued accounting standards updates which require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. These updates allow an entity to continue to defer and present debt issuance costs under a revolving-debt arrangement as an asset and amortize the deferred debt issuance costs ratably over the term of the revolving-debt arrangement. These updates do not affect the current guidance on the recognition and measurement of debt issuance costs or the amortization of debt issuance costs as interest expense.

The Company early adopted these updates as of December 31, 2015, and applied their provisions retrospectively. As a result, as of December 31, 2015, approximately $19.5 million, $3.6 million and $10.8 million of unamortized deferred financing costs are presented as direct reductions of the carrying amounts of mortgage loan payable, term loan facility payable and senior notes payable, respectively, and approximately $2.4 million of unamortized deferred financing costs related to revolving credit facilities are included in other assets in the accompanying consolidated balance sheet. Further, the presentation of approximately $27.3 million, $4.7 million and $5.1 million of unamortized deferred financing costs have been reclassified from deferred financing costs to mortgage loan payable, term loan facility payable and other assets, respectively, in the accompanying consolidated balance sheet as of December 31, 2014. Other than the current year consolidated balance sheet presentation and the aforementioned reclassification, the adoption of these updates did not have an impact on the Company’s consolidated and combined financial statements.

Intangibles—Goodwill and Other—Internal-Use Software—In April 2015, the FASB issued an accounting standards update which clarifies the accounting for fees paid by a customer in a cloud computing arrangement. This update provides guidance to customers regarding whether a cloud computing arrangement includes the sale or license of software or, alternatively, the sale of a service. This update will be effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company does not expect the adoption of this update to have a material effect on its consolidated financial statements.

Consolidation—Amendments to the Consolidation Analysis—In February 2015, the FASB issued an accounting standards update which amends the consolidation requirements under U.S. GAAP, changing the analysis performed by a company to determine whether it has a variable interest in an entity and when to consolidate such entities. This update will be effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted, and may be applied using one of two retrospective application methods. The Company does not expect the adoption of this update to have a material effect on its consolidated financial statements.

Income Statement—Extraordinary and Unusual Items—In January 2015, the FASB issued an accounting standards update to simplify income statement presentation by eliminating the concept of extraordinary items. This update will be effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company does not expect the adoption of this update to have a material effect on its consolidated financial statements.

Presentation of Financial Statements—Going Concern—In August 2014, the FASB issued an accounting standards update which provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. This update requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is “substantial doubt” about its ability to continue as a going concern. This update is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company does not expect the adoption of this update to have a material effect on its consolidated financial statements.

Contractual Revenue—In May 2014, the FASB issued an accounting standards update which amends existing revenue recognition accounting standards. This update is based on the principle that revenue is recognized when an entity transfers goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires more detailed disclosure to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits the use of either a retrospective or cumulative effect transition method. This update is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company does not expect the adoption of this update to have a material effect on its consolidated financial statements.

Reporting Discontinued Operations—In April 2014, the FASB issued an accounting standards update which modifies the definition of discontinued operations and requires that only disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results be reported as discontinued operations in the financial statements. This update is effective for all disposals (or classifications as held for sale) of an entity that occur within annual periods beginning on or after December 15,

2014 and interim periods within those years. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. The Company adopted this guidance as of January 1, 2014, and it did not have a material effect on the Company’s accompanying consolidated and combined financial statements due to a limited number of historical dispositions. This guidance is expected to result in reporting discontinued operations less frequently than the previous accounting standard.

3.	NET INCOME PER SHARE

Basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of the Corporation’s unrestricted common stock outstanding. Diluted net income per share is computed by dividing net income available to common shareholders, as adjusted for potentially dilutive securities, by the weighted-average number of shares of the Corporation’s unrestricted common stock outstanding plus other potentially dilutive securities. Dilutive securities include certain equity-based awards issued under long-term incentive plans (see Note 14).

As discussed in Note 1, in November 2013, the Company completed the Pre-IPO Transactions. For purposes of computing net income per share, it is assumed that the recapitalization of the Company had occurred for all periods presented and therefore the outstanding shares have been adjusted to reflect the conversion of shares that took place in contemplation of the Offering. Accordingly, the denominators in the computations of basic and diluted net income per share reflect the Company’s predecessor’s recapitalization for the year ended December 31, 2013.

The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows:

(in thousands, except per share data)	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Numerator:
Net income available to common shareholders—basic	$113,040	$39,596	$86,231
Less amounts available to noncontrolling interests assuming conversion	(152)	(315)	(166)

Net income available to common shareholders—diluted	$112,888	$39,281	$86,065

Denominator:
Weighted-average number of common shares outstanding—basic	204,211	203,548	174,894
Dilutive securities	356	960	1,374

Weighted-average number of common shares outstanding—diluted	204,567	204,508	176,268

Net income per common share—basic	$0.55	$0.19	$0.49

Net income per common share—diluted	$0.55	$0.19	$0.49

4.	HOTEL ACQUISITIONS AND DISPOSITIONS

December 2015 Disposition—On December 8, 2015, the Company sold a portfolio of 53 hotel properties, 47 of which operated under the Crossland Economy Studios brand and six of which operated under the Extended Stay America brand, and certain intellectual property of Crossland Economy Studios for gross proceeds of $285.0 million. The carrying value of this portfolio, including net working capital and allocable goodwill, was approximately $145.4 million, resulting in a gain, net of closing costs and adjustments, of approximately $130.9 million, which is reported in gain on sale of hotel properties in the accompanying consolidated statement of operations for the year ended December 31, 2015. This disposition was not reported as a discontinued operation.

During the years ended December 31, 2015, 2014 and 2013 these hotel properties contributed total room and other hotel revenues, total operating expenses and income before income tax expense (benefit) as follows (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Total room and other hotel revenues	$67,399	$66,023	$63,893
Total operating expenses	44,516	46,403	46,228
Income before income tax expense (benefit)(1)	18,857	15,768	13,811

(1)	The only interest expense included is related to the 2012 Mortgage Loan (as defined in Note 7).

July 2014 Disposition—On July 28, 2014, the Company sold its two Hometown Inn-branded hotel properties, with a carrying value of approximately $2.2 million, for proceeds of $3.5 million. Net of closing costs and adjustments, the Company recognized a gain on sale of approximately $0.9 million. This disposition was not reported as a discontinued operation.

December 2013 Acquisition—On December 31, 2013, the Company acquired the assets and assumed the liabilities of two hotels from LVP Acquisition Corporation (“LVP”) for cash consideration of approximately $16.5 million. The vast majority of the purchase price was allocated to property and equipment. Legal, professional and other fees and costs directly related to the acquisition totaled approximately $0.2 million for the year ended December 31, 2013. These costs are included in acquisition transaction expenses in the accompanying consolidated and combined statement of operations.

5.	PROPERTY AND EQUIPMENT

Net investment in property and equipment as of December 31, 2015 and 2014, consists of the following (in thousands):

	December 31, 2015	December 31, 2014

Hotel properties:
Land and site improvements	$1,296,918	$1,351,160
Building and improvements	2,859,227	2,894,021
Furniture, fixtures and equipment	522,617	443,149

Total hotel properties	4,678,762	4,688,330
Corporate furniture, fixtures, equipment, software and other	22,833	19,957
Undeveloped land parcel	1,675	1,675

Total cost	4,703,270	4,709,962

Less accumulated depreciation:
Hotel properties	(767,240)	(608,600)
Corporate furniture, fixtures, equipment, software and other	(14,689)	(13,914)

Total accumulated depreciation	(781,929)	(622,514)

Property and equipment—net	$3,921,341	$4,087,448

During the years ended December 31, 2015, 2014 and 2013, the Company, using Level 3 unobservable inputs, assessed property and equipment for potential impairment. The Company recognized impairment charges of approximately $9.0 million, $2.3 million and $3.3 million, respectively, in the accompanying consolidated and combined statements of operations. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of revenues, expenses and hotel related cash flows based on assumed long-term growth rates, demand trends, expected future capital expenditures and estimated discount rates. These assumptions are based on the Company’s historical data and experience, the Company’s budgets, industry projections and micro and macro general economic condition projections.

As of December 31, 2015, substantially all of the hotel properties (625 of 629 hotel properties) are pledged as security for ESH REIT’s 2012 Mortgage Loan (as defined in Note 7).

6.	INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets and goodwill as of December 31, 2015 and 2014, consist of the following (dollars in thousands):

	December 31, 2015
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—customer relationships	20 years	$26,800	$(7,010)	$19,790
Indefinite-lived intangible assets—trademarks		9,933	—	9,933

Total intangible assets		36,733	(7,010)	29,723
Goodwill		53,531	—	53,531

Total intangible assets and goodwill		$90,264	$(7,010)	$83,254

	December 31, 2014
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets:
Customer relationships	20 years	$26,800	$(5,670)	$21,130
Customer e-mail database	5 years	170	(144)	26

Total definite-lived intangible assets		26,970	(5,814)	21,156
Indefinite-lived tangible assets—trademarks		10,500	—	10,500

Total intangible assets		37,470	(5,814)	31,656
Goodwill		55,633	—	55,633

Total intangible assets and goodwill		$93,103	$(5,814)	$87,289

On December 8, 2015, in conjunction with the sale of 53 hotel properties and certain intellectual property, the Company wrote off approximately $2.1 million and $0.6 million of goodwill and trademarks, respectively, against the gain on sale of hotel properties in the accompanying consolidated statement of operations (see Note 4).

The remaining weighted-average amortization period for definite-lived intangible assets is approximately 15 years as of December 31, 2015. Estimated future amortization expense for definite-lived intangible assets is as follows (in thousands):

Years Ending December 31,
2016	$1,340
2017	1,340
2018	1,340
2019	1,340
2020	1,340
Thereafter	13,090

Total	$19,790

7.	DEBT

The Company’s outstanding debt, net of unamortized deferred financing costs and debt discount, as of December 31, 2015 and 2014, is as follows (in thousands):

	December 31, 2015	December 31, 2014
Mortgage loan payable—Net of unamortized deferred financing costs of $19,536 and $27,299	$1,911,621	$2,490,750
Term loan facility payable—Net of unamortized deferred financing costs and debt discount of $4,940 and $6,359	361,523	368,641
Senior notes payable—Net of unamortized deferred financing costs of $10,756 and $0	489,244	—

Total debt	$2,762,388	$2,859,391

During the years ended December 31, 2015 and 2014, the following transactions occurred (in thousands):

	December 31,	December 31,
	2015	2014
Debt—beginning of year	$2,859,391	$2,862,951 (2)
Additions:
Proceeds from term loan facility, net of debt discount	—	373,125
Proceeds from senior notes	500,000	—
Proceeds from revolving credit facilities	90,000	210,000
Amortization and write-off of deferred financing costs and debt discount(1)	9,902	15,331
Deductions:
Payments on mortgage loan	(586,892)	(1,794)
Payments on term loan facility	(8,537)	—
Payments on mezzanine loans	—	(365,000)
Payments on revolving credit facilities	(90,000)	(230,000)
Payments of deferred financing costs	(11,476)	(5,222)

Debt—end of year	$2,762,388	$2,859,391

(1)	Excludes amortization of deferred financing costs related to revolving credit facilities.
(2)	As discussed in Note 2, the Company early adopted FASB ASU No. 2015-03 and ASU No. 2015-15, which require the retrospective application of the presentation of debt issuance costs as direct reductions to the related liabilities. Therefore, this amount is presented net of unamortized deferred financing costs of approximately $41.9 million as of December 31, 2013.

The Company’s debt, unamortized deferred financing costs and debt discount, as of December 31, 2015 and 2014, consist of the following (in thousands):

			Outstanding Principal				Unamortized Deferred Financing Costs			Interest Rate
Loan	Stated Amount(1)		December 31, 2015		December 31, 2014		December 31, 2015	December 31, 2014	Stated Interest Rate	December 31, 2015	December 31, 2014	Maturity Date
Mortgage loan
2012 Mortgage Loan—Component A	$350,000		$—		$348,049		$—	$—	LIBOR(2) + 2.0547%	N/A	2.2260%	12/1/2015	(3)
2012 Mortgage Loan—Component B	350,000		111,157		350,000		784	3,760	3.4047%	3.4047%	3.4047%	12/1/2017
2012 Mortgage Loan—Component C	1,820,000		1,820,000		1,820,000		18,752	23,539	4.0547%	4.0547%	4.0547%	12/1/2019
Term loan facility
2014 Term Loan	375,000		365,157	(4)	373,320	(5)	3,635	4,679	LIBOR(2)(6) + 4.25%	5.00%	5.00%	6/24/2019	(10)
Senior notes
2025 Notes	500,000		500,000		—		10,756	—	5.25%	5.25%	N/A	5/1/2025
Revolving credit facilities
ESH REIT revolving credit facility(7)	250,000	(8)	—		—		1,431	3,055	LIBOR(2) + 3.00%	N/A	N/A	11/18/2016	(9)
Corporation revolving credit facility(7)	50,000		—		—		956	2,038	LIBOR(2) + 3.75%	N/A	N/A	11/18/2016	(9)

Total			$2,796,314		$2,891,369		$36,314	$37,071

(1)	Amortization is interest only.
(2)	London Interbank Offering Rate.
(3)	The original maturity date of Component A of the 2012 Mortgage Loan was December 1, 2014. In December 2014, ESH REIT exercised its first one-year extension option and extended the maturity date of Component A of the 2012 Mortgage Loan to December 1, 2015. Component A of the 2012 Mortgage Loan was repaid at its extended maturity.
(4)	The 2014 Term Loan is presented net of debt discount of approximately $1.3 million as of December 31, 2015.
(5)	The 2014 Term Loan is presented net of debt discount of approximately $1.7 million as of December 31, 2014.
(6)	The 2014 Term Loan includes a LIBOR floor of 0.75%.
(7)	Each revolving credit facility’s unamortized deferred financing costs are included in other assets in the accompanying consolidated balance sheets.
(8)	ESH REIT is able to request to increase the facility to an amount of up to $350 million at any time, subject to certain conditions.
(9)	Each revolving credit facility is subject to a one-year extension option.
(10)	Subject to certain exceptions, mandatory prepayments of up to 50% of Excess Cash Flow may be required based on ESH REIT’s Consolidated Leverage Ratio, each as defined. ESH REIT made a mandatory prepayment of approximately $8.5 million during the three months ended March 31, 2015. No mandatory prepayment is required during the three months ending March 31, 2016, based on the calculation of Excess Cash Flow for the year ended December 31, 2015.

In December 2015, using a portion of the net proceeds from the sale of a portfolio of 53 hotel properties, ESH REIT repaid approximately $86.1 million of the outstanding balance under its 2012 Mortgage Loan (as defined below), which consisted of approximately $29.3 million of Component A and approximately $56.8 million of Component B. ESH REIT incurred approximately $0.7 million of debt extinguishment costs in connection with the partial repayment of the 2012 Mortgage Loan, consisting of the write-off of unamortized deferred financing costs of approximately $0.4 million and other costs of approximately $0.3 million.

On May 15, 2015, using the proceeds from its 2025 Notes (as defined below), ESH REIT repaid $500.0 million of the outstanding balance under its 2012 Mortgage Loan, which consisted of $318.0 million of Component A and $182.0 million of Component B. ESH REIT incurred approximately $2.3 million of debt extinguishment costs in connection with the partial repayment of the 2012 Mortgage Loan, consisting of the write-off of unamortized deferred financing costs of approximately $1.7 million and other costs of approximately $0.6 million.

On June 23, 2014, using principally all of the net proceeds from its 2014 Term Loan (as defined below), ESH REIT repaid the remaining outstanding balance of $365.0 million of its 2012 Mezzanine Loans (as defined below). ESH REIT incurred approximately $9.4 million of debt extinguishment costs in connection with the partial repayment of the 2012 Mezzanine Loans, consisting of the write-off of unamortized deferred financing costs of approximately $5.1 million and prepayment penalties and other costs of approximately $4.3 million.

In the fourth quarter of 2013 and subsequent to the Offering, ESH REIT repaid $715.0 million of the 2012 Mezzanine Loans. ESH REIT incurred approximately $25.2 million of debt extinguishment costs in connection with the repayment of the 2012 Mezzanine Loans, consisting of prepayment penalties and other costs of approximately $14.3 million and the write-off of unamortized deferred financing costs of approximately $10.9 million.

Debt extinguishment costs are included as a component of net interest expense in the accompanying consolidated and combined statements of operations.

ESH REIT Mortgage Loan

On November 30, 2012, subsidiaries of ESH REIT entered into a $2.52 billion mortgage loan comprised of three components (the “2012 Mortgage Loan”). After giving effect to the 2015 repayments discussed above, monthly required interest-only payments are approximately $6.6 million. Principal amounts, interest rates and maturities of the components of the 2012 Mortgage Loan are included in the table above. Subsequent to January 1, 2016, Components B and C of the 2012 Mortgage Loan may be prepaid without incurring a prepayment penalty or premium.

As of December 31, 2015 and 2014, substantially all of ESH REIT’s hotel properties served as collateral for the 2012 Mortgage Loan. ESH REIT guarantees, under a customary recourse carve out guaranty (i) under certain limited circumstances, losses related to the 2012 Mortgage Loan plus enforcement costs incurred by the lenders and (ii) under certain other limited circumstances, repayment of the 2012 Mortgage Loan up to an aggregate liability under this clause (iii) of $252.0 million plus enforcement costs.

In connection with the 2012 Mortgage Loan, the Loan Parties (as defined in the agreement governing the 2012 Mortgage Loan) made certain representations, warranties and covenants customary in similar mortgage loan transactions, including, without limitation, regarding the ownership and operation of the hotels and standard special purpose bankruptcy remote entity provisions that are provided in order to make certain that each loan party (and certain specified affiliates) will maintain a prescribed level of separateness to forestall a substantive consolidation of such entities in the event of a bankruptcy action. The occurrence of a Mortgage Loan Event of Default, a Debt Yield Trigger Event (a Debt Yield, as defined, of less than 9.0%), or a Guarantor Bankruptcy Event triggers a Cash Trap Event, each as defined. During the period of a Cash Trap Event, any excess cash flow, after all monthly requirements (including the payment of management fees and operating expenses) are fully funded, is held by the loan service agent as additional collateral for the 2012 Mortgage Loan. As of December 31, 2015, none of these events had occurred, and the Debt Yield was 29.0%.

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

The 2012 Mortgage Loan is subject to certain customary events of default under the agreements governing the 2012 Mortgage Loan. Upon the occurrence of an Event of Default, as defined, the lender may, among other things, take the following actions: (i) accelerate the maturity date of the 2012 Mortgage Loan, (ii) foreclose on any or all of the mortgages securing the mortgage loan or (iii) apply amounts on deposit in the reserve accounts to pay the debt service on the 2012 Mortgage Loan.

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

ESH REIT Term Loan Facility

On June 23, 2014, ESH REIT entered into a $375.0 million term loan facility (the “2014 Term Loan”). ESH REIT used principally all of the 2014 Term Loan net proceeds to repay the outstanding balance on its 2012 Mezzanine Loans of $365.0 million. Subject to certain conditions, the principal amount of the 2014 Term Loan may be increased from time to time up to an amount which would not cause the Consolidated Leverage Ratio, as defined, to exceed 5.25 to 1.0. The 2014 Term Loan matures on June 24, 2019, though it may be extended with lender consent. The 2014 Term Loan bears interest at a rate equal to (i) LIBOR (subject to a floor of 0.75%) plus 4.25%, or (ii) a base rate (determined by reference to the highest of (1) prime lending rate, (2) the overnight federal funds rate plus 0.5%, or (3) the one-month adjusted LIBOR rate (subject to a floor of 0.75%) plus 1.0%) plus 3.25%. There is no scheduled amortization on the 2014 Term Loan; however, subject to certain exceptions, mandatory prepayments of up to 50% of Excess Cash Flow may be required, based on ESH REIT’s Consolidated Leverage Ratio, each as defined. For the year ended December 31, 2015, ESH REIT had no Excess Cash Flow, as defined, and therefore no mandatory prepayment is required during the three months ending March 31, 2016. For the period from July 1, 2014 through December 31, 2014, ESH REIT’s Excess Cash Flow, as defined, totaled approximately $17.1 million, which required ESH REIT to make a mandatory prepayment of approximately $8.5 million during the three months ended March 31, 2015.

Obligations under the 2014 Term Loan are guaranteed by certain of ESH REIT’s existing and future direct and indirect domestic subsidiaries, with certain exceptions, including certain entities that may not provide guarantees pursuant to the 2012 Mortgage Loan. The 2014 Term Loan is secured by a first-priority security interest in substantially all of the assets of ESH REIT and the guarantors under the facility on a pari passu basis with obligations under the ESH REIT Revolving Credit Facility (as defined below), with certain exceptions, including certain entities that may not be pledged pursuant to the 2012 Mortgage Loan. Subject to an intercreditor agreement that, among other things, provides priority in favor of the ESH REIT Revolving Credit Facility under certain circumstances, the 2014 Term Loan may be repaid prior to its maturity, subject to a prepayment penalty on or after December 24, 2015 but prior to June 24, 2016 in an amount equal to 1.0% of the aggregate principal amount repaid. Repayments on or after June 24, 2016 require no prepayment penalty.

The 2014 Term Loan contains a number of restrictive covenants that, among other things and subject to certain exceptions, restrict ESH REIT’s ability and the ability of its subsidiaries to incur additional indebtedness, pay distributions and make other restricted payments, engage in transactions with ESH REIT’s affiliates, sell all or substantially all of its assets, merge and create liens. The 2014 Term Loan also contains certain customary affirmative covenants and events of default. During a Trigger Event, an Adjusted Trigger Event, a Default or an Event of Default, each as defined, ESH REIT is restricted from making cash distributions, subject to certain exceptions. As of December 31, 2015, none of these events had occurred.

ESH REIT Senior Notes

On May 15, 2015, ESH REIT issued $500.0 million of 5.25% senior notes due in 2025 (the “2025 Notes”) under an indenture (the “Indenture”) with Deutsche Bank Trust Company Americas, as trustee, at a price equal to 100% of their par value in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended.

ESH REIT used the proceeds and cash on hand to repay $500.0 million of the outstanding balance under its 2012 Mortgage Loan. The 2025 Notes mature on May 1, 2025 and bear interest at a fixed rate of 5.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year.

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

The Indenture contains a number of customary covenants that, subject to certain exceptions, limit ESH REIT’s ability and the ability of certain of its subsidiaries to incur additional debt, create certain liens, pay dividends or distributions, make certain investments and other payments, enter into affiliate transactions, sell assets or merge, consolidate or transfer substantially all of their assets, among other things. ESH REIT was in compliance with all covenants set forth in the Indenture as of December 31, 2015.

Revolving Credit Facilities

ESH REIT Revolving Credit Facility—On November 18, 2013, ESH REIT entered into a $250.0 million revolving credit facility (the “ESH REIT Revolving Credit Facility”). Subject to the satisfaction of certain criteria, ESH REIT is able to request to increase the facility to an amount up to $350.0 million at any time. The facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same day notice, referred to as swingline loans, in an amount up to $20.0 million. ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the outstanding amount under the facility, and a fee of 3.125% on outstanding letters of credit. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (i) the prime lending rate, (ii) the overnight federal funds rate plus 0.5% or (iii) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.00% for base rate loans and 3.00% for LIBOR loans. There is no scheduled amortization under the facility and the facility matures on November 18, 2016, subject to a one-year extension option.

ESH REIT had no letters of credit outstanding under this credit facility, an outstanding balance drawn of $0 and borrowing capacity available of $250.0 million as of December 31, 2015 and 2014. ESH REIT incurred approximately $1.0 million, $1.3 million and $0.1 million of interest expense and fees in connection with this facility, which are included as a component of net interest expense in the accompanying consolidated and combined statements of operations for the years ended December 31, 2015, 2014 and 2013, respectively.

ESH REIT’s obligations under the ESH REIT Revolving Credit Facility are guaranteed by its existing and future direct and indirect domestic subsidiaries, with certain exceptions, including certain entities that may not provide guarantees pursuant to the 2012 Mortgage Loan. The ESH REIT Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of ESH REIT and the guarantors under the facility on a pari passu basis with obligations under the 2014 Term Loan, with certain exceptions, including certain entities that may not be pledged pursuant to the 2012 Mortgage Loan.

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

If any loans or obligations are outstanding during any fiscal quarter, the ESH REIT Revolving Credit Facility requires that the Consolidated Leverage Ratio, as defined, calculated as of the end of such fiscal quarter, be less than or equal to 9.00 to 1.0 for fiscal quarters ended on or after January 1, 2016. Further, if loans or obligations are outstanding during any calendar month, the ESH REIT Revolving Credit Facility requires that the Debt Yield or the Adjusted Debt Yield, each as defined, not be less than 9.0% as of the last day of such calendar month.

In order to avoid a Trigger Event or an Adjusted Trigger Event, the ESH REIT Revolving Credit Facility requires a Debt Yield and an Adjusted Debt Yield, each as defined, of at least 11.5%. The occurrence of a Trigger Event or an Adjusted Trigger Event would require ESH REIT to repay the outstanding facility balance and cash collateralize outstanding letters of credit and restrict ESH REIT from making cash distributions, subject to certain exceptions. As of December 31, 2015, the Debt Yield and Adjusted Debt Yield were 29.0% and 20.0%, respectively, and no Trigger Event or Adjusted Trigger Event had occurred.

Corporation Revolving Credit Facility—On November 18, 2013, the Corporation entered into a revolving credit facility (the “Corporation Revolving Credit Facility”) of $75.0 million. On November 18, 2014, the borrowing availability under the facility decreased to $50.0 million. The facility provides for the issuance of up to $50.0 million letters of credit as well as borrowings on same day notice, referred to as swingline loans, in an amount up to $20.0 million. The Corporation incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the outstanding amount under the facility, and a fee of 3.875% on outstanding letters of credit. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (i) the prime lending rate, (ii) the overnight federal funds rate plus 0.5% or (iii) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.75% for the base rate loans and 3.75% for LIBOR loans. There is no scheduled amortization under the facility and the facility matures on November 18, 2016, subject to a one-year extension option.

As of December 31, 2015, the Corporation had one letter of credit outstanding under this facility of $1.8 million, an outstanding balance drawn of $0 and borrowing capacity available of $48.2 million. As of December 31, 2014 the Corporation had one letter of credit outstanding under this facility of $3.6 million, an outstanding balance drawn of $0 and borrowing capacity available of approximately $46.4 million. The Corporation incurred approximately $0.3 million, $1.2 million and $0.2 million of interest expense and fees in connection with this facility, which are included as a component of net interest expense in the accompanying consolidated and combined statements of operations for the years ended December 31, 2015, 2014 and 2013, respectively.

The Corporation’s obligations under the Corporation Revolving Credit Facility are guaranteed by its existing and future direct and indirect domestic subsidiaries, with certain exceptions, including, but not limited to, ESH REIT and its subsidiaries and certain other entities that may not provide guarantees pursuant to ESH REIT’s 2012 Mortgage Loan. The Corporation Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of the Corporation and the guarantors under the facility, with certain exceptions, including certain entities that may not be pledged pursuant to the 2012 Mortgage Loan.

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

If any loans or obligations are outstanding during any fiscal quarter, the Corporation Revolving Credit Facility requires that the Consolidated Leverage Ratio, as defined, calculated as of the end of such fiscal quarter, be less than or equal to 8.75 to 1.0 for fiscal quarters ended on or after January 1, 2016. Further, if loans or obligations are outstanding during any calendar month, the Corporation Revolving Credit Facility requires that the Debt Yield and the Adjusted Debt Yield, each as defined, not be less than 9.0% as at the last day of such calendar month.

In order to avoid a Trigger Event or an Adjusted Trigger Event, each as defined, the Corporation Revolving Credit Facility requires a Debt Yield and an Adjusted Debt Yield of at least 12.0%. The occurrence of a Trigger Event or an Adjusted Trigger Event would require the Corporation to repay the outstanding facility balance and cash collateralize outstanding letters of credit and restrict the Corporation from making cash distributions, subject to certain exceptions. As of December 31, 2015, the Debt Yield and Adjusted Debt Yield were 29.0% and 20.0%, respectively, and no Trigger Event or Adjusted Trigger Event had occurred.

Extended Stay LLC Revolving Credit Facility—On November 30, 2012, Extended Stay LLC, a subsidiary of ESH REIT, entered into a revolving credit facility of $100.0 million. Extended Stay LLC incurred a fee of 0.5% on the undrawn revolver balance. Extended Stay LLC incurred approximately $0.9 million of fees in connection with the Extended Stay LLC revolving credit facility, which are included as a component of net interest expense in the accompanying consolidated and combined statement of operations for the year ended December 31, 2013. On November 18, 2013, the Extended Stay LLC revolving credit facility terminated in connection with the Offering and the Company wrote off approximately $0.7 million in unamortized deferred financing costs, which are included as a component of net interest expense in the accompanying consolidated and combined statement of operations for the year ended December 31, 2013.

ESH REIT Mezzanine Loans

On November 30, 2012, ESH REIT entered into three mezzanine loans totaling $1.08 billion (the “2012 Mezzanine Loans”). The 2012 Mezzanine Loans would have matured on December 1, 2019, with all outstanding principal and unpaid interest due on that date; however, as discussed above, in 2013, ESH REIT repaid $715.0 million of the 2012 Mezzanine Loans and in 2014, ESH REIT repaid the remaining outstanding balance of $365.0 million of the 2012 Mezzanine Loans. Under certain limited circumstances, losses related to the 2012 Mezzanine Loans and costs incurred by the lenders were guaranteed by certain of the Corporation’s subsidiaries up to an aggregate liability of $108.0 million.

Assumed Mortgage Loan

Two of ESH REIT’s hotel properties were subject to a mortgage loan that was assumed on October 8, 2010 when the hotels were acquired (the “Assumed Mortgage Loan”). The Assumed Mortgage Loan was secured by the two hotel properties. On October 23, 2013, ESH REIT prepaid the Assumed Mortgage Loan, which had an outstanding principal balance of approximately $5.5 million.

Interest Expense—The components of net interest expense for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Contractual interest(1)	$123,411	$123,736	$194,980
Amortization of deferred financing costs and debt discount	10,490	14,510	12,537
Debt extinguishment and other costs	4,198	11,228	27,076
Interest income	(317)	(110)	(134)

Total	$137,782	$149,364	$234,459

(1)	Contractual interest includes dividends on the shares of mandatorily redeemable preferred stock (see Note 8).

Future Maturities of Debt—The future maturities of debt as of December 31, 2015, are as follows (in thousands):

Years Ending December 31,
2016	$—
2017	111,157
2018	—
2019	2,186,463	(1)
2020	—
Thereafter	500,000

Total	$2,797,620

(1)	Subject to certain exceptions, the 2014 Term Loan may require mandatory prepayments of up to 50% of Excess Cash Flow based on ESH REIT’s Consolidated Leverage Ratio, each as defined. Mandatory prepayments are determined on an annual basis and are payable during the first three months of the subsequent fiscal year. No mandatory prepayment is required during the three months ending March 31, 2016, based on the calculation of Excess Cash Flow for the year ended December 31, 2015.

Fair Value of Debt—As of December 31, 2015 and 2014, the estimated fair value of ESH REIT’s 2012 Mortgage Loan, 2014 Term Loan and 2025 Notes was approximately $2.8 billion and $2.9 billion, respectively. The estimated fair values of ESH REIT’s 2012 Mortgage Loan, 2014 Term Loan and 2025 Notes are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on ESH REIT’s 2012 Mortgage Loan, 2014 Term Loan and 2025 Notes (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available.

8.	MANDATORILY REDEEMABLE PREFERRED STOCK

The Corporation has authorized 350.0 million shares of preferred stock, par value $0.01 per share, of which 21,202 shares of mandatorily redeemable voting preferred stock were issued and outstanding as of December 31, 2015 and 2014. Dividends on these preferred shares are payable quarterly in arrears at a rate of 8.0% per year. With respect to dividend, distribution and liquidation rights, the 8.0% voting preferred stock ranks senior to the Corporation’s common stock. Holders of the 8.0% voting preferred stock are generally entitled to one vote for each share and will vote together with the Corporation common stock as a single class on all matters that the Corporation’s common shareholders are entitled to vote upon. On or after November 15, 2018, a holder of the 8.0% voting preferred stock has the right to require the Corporation to redeem in cash the 8.0% voting preferred stock at $1,000 per share plus any accumulated unpaid dividends. On November 15, 2020, the Corporation shall mandatorily redeem all of the 8.0% voting preferred stock at $1,000 per share plus any accumulated unpaid dividends.

Due to the fact that the 8.0% voting preferred stock is mandatorily redeemable by the Corporation, it is classified as a liability on the accompanying consolidated balance sheets. Dividends on these preferred shares are classified as net interest expense on the accompanying consolidated and combined statements of operations.

Fair Value of Mandatorily Redeemable Preferred Stock—As of December 31, 2015 and 2014, the estimated fair value of the 8.0% voting preferred stock was approximately $21.2 million. The estimated fair value of the 8.0% voting preferred stock is determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads (Level 2 fair value measures).

9.	INCOME TAXES

Income before income tax expense (benefit) for the years ended December 31, 2015, 2014 and 2013 consists of the following (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
U.S.	$362,844	$201,312	$76,501
Canada	(3,286)	(5,701)	1,165

Total	$359,558	$195,611	$77,666

The components of income tax expense (benefit) for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Federal (including foreign):
Current	$56,282	$39,161	$3,520
Deferred	8,183	(746)	(10,131)
State:
Current	11,545	6,416	3,044
Deferred	526	226	(1,423)

Total	$76,536	$45,057	$(4,990)

The differences between the income tax expense (benefit) at the effective tax rate and the statutory U.S. federal income tax rate for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
Tax at statutory rate	$125,845	35.0%	$68,464	35.0%	$27,183	35.0%
State income tax	7,987	2.2	4,609	2.4	357	0.4
Foreign income tax rate differential	4	—	44	—	203	0.3
Nondeductible (nontaxable):
ESH REIT income	(59,386)	(16.5)	(38,753)	(19.8)	(33,798)	(43.5)
Pass-through entity income	—	—	—	—	(1,182)	(1.5)
Change in expected distribution policy	—	—	—	—	(5,561)	(7.2)
Equity-based compensation	954	0.3	1,376	0.7	6,598	8.5
Other permanent differences	1,247	0.3	810	0.4	1,678	2.2
Change in ESH REIT temporary differences	(399)	(0.1)	10,718	5.4	—	—
Valuation allowance	923	0.3	1,182	0.6	216	0.3
Other—net	(639)	(0.2)	(3,393)	(1.7)	(684)	(0.9)

Income tax expense (benefit)—net	$76,536	21.3%	$45,057	23.0%	$(4,990)	(6.4)%

The significant components of deferred tax assets and deferred tax liabilities as of December 31, 2015 and 2014, consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Deferred tax assets:
Net operating loss carryforwards	$2,991	$7,641
Accruals and allowances	31,743	28,411
Deferred financing costs	23	74
Equity-based compensation	3,165	1,571
Depreciable property	6	—
Intangible assets	—	3,538
Other	185	2,676

Total deferred tax assets	38,113	43,911
Valuation allowance	(2,878)	(1,955)

Net deferred tax assets	35,235	41,956

Deferred tax liabilities:
Undistributed ESH REIT income	(40,248)	(28,669)
Intangible assets	(3,516)	(6,735)
Prepaid expenses	(3,865)	(1,085)
Depreciable property	—	(3,204)
Accruals and allowances	—	(8,540)
Other	(590)	(515)

Total net deferred tax liabilities:	$(12,984)	$(6,792)

ESH REIT has elected to be taxed and expects to continue to qualify as a REIT under Sections 856 through 860 of the Code. A REIT is a legal entity that holds real estate assets and is generally not subject to federal and state income taxes. In order to maintain qualification as a REIT, ESH REIT is required to distribute at least 90% of its taxable income, excluding net capital gain, to its shareholders each year. In addition, ESH REIT must meet a number of complex organizational and operational requirements. If ESH REIT were to fail to qualify as a REIT in any taxable year, it would be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and generally would be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it lost its REIT qualification. Even in qualifying as a REIT, ESH REIT may be subject to state and local taxes in certain jurisdictions, and is subject to federal income and excise taxes on undistributed income.

In 2015, ESH REIT distributed approximately 95% of its taxable income and utilized its federal net operating loss carryforward of approximately $18.6 million and, as a result, incurred minimal current federal income tax in the form of alternative minimum tax. Deferred tax expense was incurred due to the utilization of the deferred tax asset associated with the net operating loss carryforward. In the future, ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. ESH REIT expects that such distributions will be approximately 95% of its taxable income. Accordingly, ESH REIT is expected to be subject to federal and state income tax on approximately 5% of its taxable income. As a result, the Company has recorded deferred tax assets and liabilities to reflect the fact that an estimated 5% of ESH REIT’s future taxable income is expected to be subject to tax.

ESH REIT had taxable income prior to distributions of approximately $369.0 million, $194.0 million and $192.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. In 2015, ESH REIT made approximately $273.1 million in cash distributions to its shareholders, of which approximately $113.0 million was considered capital gain and approximately $160.1 million was considered ordinary taxable income.

In January 2016, ESH REIT paid a special distribution of approximately $86.5 million, of which approximately $77.4 million was deductible in 2015. The special distribution paid in 2016 will be considered a taxable dividend. In 2014, ESH REIT made approximately $241.2 million in cash distributions to its shareholders. In 2013, ESH REIT made approximately $239.8 million in distributions to its shareholders, which consisted of a cash distribution of approximately $78.4 million and a property distribution of approximately $161.4 million. All of the 2014 and 2013 distributions were considered taxable dividends.

As of December 31, 2015 and 2014, the Company recorded a valuation allowance related to the net operating loss carryforwards of its Canadian Operating Lessee. The Company has concluded that, in light of available evidence, it is more likely than not that these net operating loss carryforwards will not be realized.

In connection with the Pre-IPO Transactions, a deferred income tax impact of approximately $10.0 million was recorded as a reduction to additional paid in capital in 2013. Additionally, a net deferred tax asset of approximately $6.6 million was recorded as a benefit to the income tax provision for the year ended December 31, 2013. The deferred tax asset related to an ESH REIT net operating loss carryforward of approximately $18.6 million and was utilized in 2015.

As of December 31, 2015, the book basis of ESH REIT’s property and equipment was approximately $80.0 million greater than the tax basis of its assets.

The Company evaluates its open tax positions using the criteria established by FASB ASC 740, “Income Taxes.” The Company has concluded that it has not taken any tax positions that are not more likely than not to be sustained upon examination and has therefore not recorded any reserves for uncertain tax positions. The Company’s (and predecessor entities’) income tax returns for the years 2012 to present are subject to examination by the Internal Revenue Service and other taxing authorities.

10.	QUARTERLY RESULTS (Unaudited)

Quarterly financial data for the years ended December 31, 2015 and 2014 is as follows (in thousands, except per share data):

	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2015	2014	2015	2014	2015	2014	2015(1)	2014
Total revenues	$287,591	$270,316	$340,311	$321,914	$360,516	$338,553	$296,335	$282,692

Income from operations	69,916	60,203	117,285	106,245	115,818	113,590	197,053	68,700

Net income	27,860	16,081	64,805	46,284	58,225	60,185	132,132	28,004

Net income attributable to noncontrolling interests	(6,312)	(5,291)	(6,822)	(3,048)	(20,569)	(16,310)	(136,279)	(86,309)

Net income (loss) attributable to common shareholders	21,548	10,790	57,983	43,236	37,656	43,875	(4,147)	(58,305)

Net income (loss) per common share—basic(2)	$0.11	$0.05	$0.28	$0.21	$0.18	$0.22	$(0.02)	$(0.29)

Net income (loss) per common share—diluted(2)	$0.11	$0.05	$0.28	$0.21	$0.18	$0.21	$(0.02)	$(0.29)

(1)	Includes gain on sale of hotel properties of approximately $130.9 million, which relates to the sale of a portfolio of 53 hotel properties and certain intellectual property in December 2015 as discussed in Note 4.
(2)	The sum of the four quarters may differ from the annual amount due to rounding.

11.	EQUITY

The Corporation

The Corporation has authorized 3,500.0 million shares of common stock, par value $0.01 per share, of which approximately 204.6 million and 204.5 million shares were issued and outstanding as of December 31, 2015 and 2014, respectively. Each share of the Corporation’s outstanding common stock is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT.

The Corporation has authorized 350.0 million shares of preferred stock, $0.01 par value, of which 21,202 shares of mandatorily redeemable preferred stock were issued and outstanding as of December 31, 2015 and 2014. With respect to dividend, distribution and liquidation rights, the 8.0% voting preferred stock ranks senior to the Corporation’s common stock. Dividends on these preferred shares are payable quarterly in arrears at a rate of 8.0% per year. The outstanding 8.0% voting preferred shares are classified as a liability on the accompanying consolidated balance sheets and are further described in Note 8.

The Corporation paid cash distributions totaling approximately $12.3 million during the year ended December 31, 2015 to its common shareholders, all of which were considered taxable dividends. No distributions were paid during the years ended December 31, 2014 or 2013.

On December 10, 2015, the Board of Directors of the Corporation declared a special cash distribution of $0.06 per share, payable to Extended Stay America Inc.’s common shareholders, totaling approximately $12.3 million, which is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2015. The Corporation paid this special distribution, which will be considered a taxable dividend, on January 18, 2016 to shareholders of record as of January 4, 2016.

Also, on December 10, 2015, the Board of Directors of Extended Stay America, Inc., together with the Board of Directors of ESH Hospitality, Inc., authorized a combined Paired Share repurchase program for up to $100 million of the Paired Shares. On February 23, 2016, the Boards of Directors of Extended Stay America, Inc. and ESH Hospitality, Inc. authorized an increase of the combined Paired Share repurchase program from $100 million to up to $200 million of Paired Shares. The program expires on December 31, 2016. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice.

ESH REIT

ESH REIT has authorized 4,300.0 million shares of Class A common stock, par value $0.01 per share, of which approximately 250.5 million and 250.3 million shares were issued and outstanding as of December 31, 2015 and 2014, respectively. All issued and outstanding shares of ESH REIT Class A common stock were held by the Corporation as of December 31, 2015 and 2014. ESH REIT has authorized 7,800.0 million shares of Class B common stock, par value $0.01 per share, of which approximately 204.6 million and 204.5 million shares were issued and outstanding as of December 31, 2015 and 2014, respectively. Each share of ESH REIT’s outstanding Class B common stock is attached to and trades as a single unit with one share of the Corporation’s common stock.

ESH REIT has authorized 350.0 million shares of preferred stock, par value $0.01 per share, of which no shares were issued or outstanding as of December 31, 2015 and 2014. Additionally, ESH REIT has authorized 125 shares of preferred stock, no par value, of which 125 shares were issued and outstanding as of December 31, 2015 and 2014. This preferred stock pays dividends at a rate of 12.5% per year. With respect to dividends and distributions upon ESH REIT’s liquidation, winding-up or dissolution, the 12.5% preferred stock ranks senior to the Class A and Class B common stock. The liquidation preference of the 12.5% preferred stock is $1,000 per share plus any accumulated unpaid dividends. Shares of 12.5% preferred stock may be redeemed, in whole or in part, at any time for a per share amount equal to the liquidation preference plus all accumulated unpaid dividends.

ESH REIT paid cash distributions totaling approximately $273.1 million (of which approximately $150.3 million was paid to the Corporation), $241.2 million (of which approximately $132.7 million was paid to the Corporation), and $78.4 million (paid to the Sponsors prior to the Offering) during the years ended December 31, 2015, 2014 and 2013, respectively. Property distributions of approximately $161.4 million were made during the year ended December 31, 2013.

On December 10, 2015, the Board of Directors of ESH REIT declared a special cash distribution of $0.19 per share, payable to ESH Hospitality, Inc.’s Class A and Class B common shareholders, totaling approximately $86.5 million. Approximately $47.6 million is payable to the Corporation and is eliminated in consolidation; the remainder, approximately $38.9 million, is payable to ESH REIT Class B common shareholders and is included in accounts payable and accrued liabilities, in the accompanying consolidated balance sheet as of December 31, 2015. ESH REIT paid this special distribution on January 18, 2016 to shareholders of record as of January 4, 2016.

Also, on December 10, 2015, and as noted above, the Board of Directors of ESH Hospitality, Inc., together with the Board of Directors of Extended Stay America, Inc., authorized a combined Paired Share repurchase program for up to $100 million of the Paired Shares. On February 23, 2016, the Boards of Directors of Extended Stay America, Inc. and ESH Hospitality, Inc. authorized an increase of the combined Paired Share repurchase program from $100 million to up to $200 million of Paired Shares. The program expires on December 31, 2016. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice.

Noncontrolling Interests

As of December 31, 2015 and 2014, third party equity interests in ESH REIT consist of the outstanding shares of the Class B common stock of ESH REIT, which represent approximately 45% of ESH REIT’s total common equity, and the outstanding 125 shares of 12.5% preferred stock of ESH REIT. These interests, which are not owned by the Corporation, are presented as noncontrolling interests. Prior to the Offering, noncontrolling interests consisted of all of the equity of HVM, a consolidated VIE (see Note 12).

12.	VARIABLE INTEREST ENTITY

As discussed in Notes 1 and 2, the results of operations, comprehensive income and cash flows of HVM are consolidated in the Company’s accompanying consolidated and combined financial statements for the period from January 1, 2013 through the Pre-IPO Transactions. As part of the Pre-IPO Transactions, ESA Management acquired all of the assets and assumed all of the liabilities of HVM for approximately $0.8 million; at that time, the existing management and service agreements were terminated and ESA Management entered into new management and service agreements with the Corporation and its subsidiaries. The following describes HVM’s financial activity prior to the Pre-IPO Transactions, including activity between HVM and ESH REIT, the majority of which eliminated in consolidation and combination.

Hotel Management Agreements with the Company—On October 8, 2010, ESH REIT’s taxable REIT subsidiaries, the Operating Lessees, executed management agreements with HVM with respect to the hotels under lease. Under the terms of these agreements, HVM provided management services to the hotels, including supervision, direction, control of the operation, and management and promotion of the hotel properties in a manner consistent with extended stay hotels of similar size, type, or usage in similar locations.

The following table sets forth a summary of the fees provided under the hotel management agreements between HVM and the Operating Lessees for the period from January 1, 2013 through the Pre-IPO Transactions:

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

Administrative Services Agreements with the Company—On October 8, 2010, ESH REIT and ESH Strategies executed service agreements with HVM, whereby HVM provided services for certain administrative, legal, financial, accounting, and related services, including services related to property acquisitions and oversight and procurement of capital assets. Fees consisted of HVM’s cost of providing the services plus 6%. In connection with the Pre-IPO Transactions, the Corporation acquired the net assets of HVM; therefore, the administrative services agreements were terminated at that time.

Third Party Management Agreements—For the period from January 1, 2013 through the Pre-IPO Transactions, HVM managed two hotels for a third-party hotel owner-operator under a separate agreement with each hotel. These management agreements were assumed by ESA Management as part of the Pre-IPO Transactions. The Company acquired these hotels on December 31, 2013 (see Note 4).

The following table sets forth a summary of hotel management fees, administrative services fees, general and administrative expense reimbursement fees, third party management fees and reimbursements to HVM for these activities for the period from January 1, 2013 through the Pre-IPO Transactions (in thousands). Where appropriate, such amounts have been eliminated in the accompanying consolidated and combined financial statements.

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

Condensed Consolidated Financial Information—The condensed consolidated statement of operations of HVM for the period from January 1, 2013 through the Pre-IPO Transactions is as follows (in thousands):

Revenues:
Management fee revenues	$62,173
Reimbursement of payroll from managed properties	180,335

Total revenues	242,508
Operating expenses:
General and administrative expenses	58,049
Restructuring expenses	605
Managed property payroll expenses	180,335
Depreciation and amortization	1,300

Total operating expenses	240,289
Other income	120

Net income	$2,339

13.	COMMITMENTS AND CONTINGENCIES

Lease Commitments—The Company is a tenant under long-term ground leases at four of its hotel properties. The initial terms of the ground lease agreements terminate at various dates between 2016 and 2096, and three leases include multiple renewal options for generally five or 10 year periods.

Prior to the Pre-IPO Transactions, HVM executed a lease for office space in Charlotte, North Carolina, in conjunction with the relocation of its corporate headquarters. The lease was assumed by ESA Management as part of the Pre-IPO Transactions. The lease is an operating lease with an initial term through August 2021. After the initial term, the Company has the option to renew the lease for two additional terms of five years each at the then-fair market annual base rental rate.

Rent expense on office and ground leases is recognized on a straight-line basis and was approximately $3.3 million, $3.2 million and $3.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Ground lease expense is included in hotel operating expenses and office lease expense is included in general and administrative expenses in the accompanying consolidated and combined statements of operations.

Future minimum lease payments under operating leases as of December 31, 2015, are as follows (in thousands):

Years Ending December 31,
2016	$2,649
2017	2,718
2018	2,788
2019	2,843
2020	2,964
Thereafter	82,972

Total	$96,934

Other Commitments—The Company has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of its properties is located. The initial term of the agreement terminates in 2031. The cost related to this commitment was approximately $0.3 million for each of the years ended December 31, 2015, 2014 and 2013, and is included in hotel operating expenses in the accompanying consolidated and combined statements of operations.

Letter of Credit—As of December 31, 2015, the Company had one outstanding letter of credit, issued by the Corporation, for $1.8 million, which is collateralized by the Corporation’s revolving credit facility.

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

The Corporation and ESH REIT each maintain a long-term incentive plan (“LTIP”), as amended and restated in 2015, and approved by their shareholders. Under the LTIPs, the Corporation and ESH REIT may issue to eligible employees or directors restricted stock awards (“RSAs”), restricted stock units (“RSUs”) or other equity-based awards, in respect of Paired Shares, with service, performance or market vesting conditions. The aggregate number of Paired Shares that may be the subject of awards under the LTIPs shall not exceed 8.0 million, of which no more than 4.0 million may be granted as incentive stock options. Each of the

Corporation’s and ESH REIT’s LTIP has a share reserve of an equivalent number of shares of Corporation common stock and Class B common stock of ESH REIT. As of December 31, 2015, 6,050,035 Paired Shares were available for future issuance under the LTIPs.

Equity-based compensation expense is recognized by amortizing the grant-date fair value of the equity-based awards, less estimated forfeitures, on a straight-line basis over the requisite service period of each award. A portion of the grant-date fair value of all equity-based awards is allocated to a share of common stock of the Corporation and a portion is allocated to a share of Class B common stock of ESH REIT. Equity-based compensation expense was approximately $10.5 million, $8.8 million and $20.2 million for the years ended December 31, 2015, 2014 and 2013, respectively, and is included in general and administrative expenses in the accompanying consolidated and combined statements of operations.

As of December 31, 2015, unrecognized compensation expense related to outstanding equity-based awards and the related weighted-average period over which it is expected to be recognized subsequent to December 31, 2015, is presented in the following table. Total unrecognized compensation expense will be adjusted for actual forfeitures.

	Unrecognized Compensation Expense Related to Outstanding RSUs/RSAs (in thousands)	Remaining Weighted- Average Amortization Period (in years)
RSAs/RSUs with service vesting conditions	$9,443	1.8
RSUs with performance vesting conditions	—	n/a
RSUs with market vesting conditions	3,224	2.5

Total unrecognized compensation expense	$12,667

RSA/RSU activity during the years ended December 31, 2015, 2014 and 2013, after taking into account the conversion of Profit Units (defined below) issued under HVM’s management incentive plan at the time of the Offering was as follows:

			Performance-Based Awards
	Service-Based Awards		Performance Vesting		Market Vesting
	Number of RSAs/RSUs (in thousands)	Weighted- Average Grant- Date Fair Value(1)	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value(1)
Outstanding RSAs/RSUs—January 1, 2013	4,816	$6.96	—	$—	—	$—
RSAs/RSUs granted in 2013	535	$21.89	—	$—	—	$—
RSAs/RSUs converted or accelerated in 2013	(2,802)	$6.67	—	$—	—	$—
RSAs/RSUs settled in 2013	(96)	$6.67	—	$—	—	$—
RSAs/RSUs forfeited in 2013	(520)	$5.76	—	$—	—	$—

Outstanding RSAs/RSUs—December 31, 2013	1,933	$12.02	—	$—	—	$—
RSAs/RSUs granted in 2014	135	$24.33	—	$—	—	$—
RSAs/RSUs settled in 2014	(719)	$8.87	—	$—	—	$—
RSAs/RSUs forfeited in 2014	(278)	$8.38	—	$—	—	$—

Outstanding RSAs/RSUs—December 31, 2014	1,071	$16.43	—	$—	—	$—
RSAs/RSUs granted in 2015	462	$18.93	19	$19.07	557	$6.84
RSAs/RSUs settled in 2015	(499)	$15.19	—	$—	—	$—
RSAs/RSUs forfeited in 2015	(42)	$15.99	—	$—	(1)	$20.76

Outstanding RSAs/RSUs—December 31, 2015	992	$18.24	19	$19.07	556	$6.81

Vested RSAs/RSUs—December 31, 2015	145	$23.97	19	$19.07	—	$—
Nonvested RSAs/RSUs—December 31, 2015	847	$17.25	—	$—	556	$6.81
Vested RSAs/RSUs—December 31, 2014	131	$24.08	—	$—	—	$—
Nonvested RSAs/RSUs—December 31, 2014	940	$15.37	—	$—	—	$—

(1)	A valuation was performed contemporaneously with the issuance of grants.

Service-Based Awards

The Corporation granted 454,048 service-based awards during the year ended December 31, 2015, with a weighted-average grant-date fair value of $18.91. ESH REIT granted 7,552 service-based awards during the year ended December 31, 2015, with a grant-date fair value of $19.74. The grant-date fair value of awards with service vesting conditions is based on the closing price of a Paired Share on the date of grant. Service-based awards vest over a period of two to four years, subject to the grantee’s continued employment or service.

Performance-Based Awards

The Corporation granted 19,126 awards with performance vesting conditions during the year ended December 31, 2015, with a grant-date fair value of $19.07 to certain executives. The grant-date fair value of awards with performance vesting conditions is based on the closing price of a Paired Share on the date of grant. The equity-based compensation expense recognized over the one-year period is adjusted to reflect the probability of the achievement of performance targets defined in the award agreements. These awards vest over a one-year period, subject to the grantee’s continued employment, with the ability to earn Paired Shares in a range of 0% to 200% of the awarded number of RSUs based on linear interpolation of the achievement of defined performance targets. As of December 31, 2015, all awards with performance vesting conditions are expected to be satisfied at or near their target level.

During the year ended December 31, 2015, the Corporation granted 500,000 and 57,388 awards with market vesting conditions with a grant-date fair value of $5.24 and $20.76, respectively, to certain executives. These awards vest over a three-year period, subject to the grantee’s continued employment, with the ability to earn Paired Shares in a range of 0% to 150% of the awarded number of RSUs based on linear interpolation of the absolute total shareholder return of a Paired Share or the total shareholder return of a Paired Share relative to the total shareholder return of other publicly traded lodging companies identified in the award agreements. The grant-date fair value of awards with market vesting conditions is typically based on a third-party valuation. During the year ended December 31, 2015, the grant-date fair values of awards with market vesting conditions were calculated using Monte Carlo simulation models with the following weighted-average key assumptions:

Expected holding period	2.95 years
Risk–free rate of return	0.98%
Expected dividend yield	3.69%
Expected volatility(1)	28.00%

(1)	This assumption applies only to awards that vest based on the absolute total shareholder return of a Paired Share.

Awards Issued Prior to the Offering

Prior to the Pre-IPO Transactions, HVM maintained a management incentive plan which provided for HVM employees and members of Holdings’ and Strategies Holdings’ boards of managers awards of restricted limited liability interests (“Profit Units”) in Holdings and Strategies Holdings. On November 12, 2013, holders of outstanding Profit Units received an aggregate distribution of cash of approximately $2.4 million from Holdings and all remaining outstanding Profit Units were converted into restricted stock awards. 80% of the restricted stock awards received in respect of the Profit Units were received with the same vesting schedules as the Profit Units and at their fair values. 20% of the restricted stock awards received in respect of the Profit Units were received with acceleration to their existing vesting schedules (subject to holding requirements that generally matched the vesting schedule of the underlying Profit Units). As a result of this acceleration, the Company incurred compensation expense of approximately $14.6 million during the year ended December 31, 2013.

Prior to the Offering, the fair value of equity-based awards on the date of grant was estimated using the Black-Scholes Merton model, using various assumptions regarding (a) the expected holding period, (b) the risk-free rate of return, (c) expected dividend yield on the underlying units, (d) the expected volatility in the fair value of equity, and (e) a discount for lack of marketability, and was calculated based on the grant agreement terms, which included thresholds for internal rate of return and recovery of Holdings’ and Strategies Holdings’ members’ initial equity investments.

The expected holding period represented the period of time that the Profit Units were expected to be outstanding. The Profit Units were assumed to remain outstanding until a change in control of ownership. The risk-free rate of return for periods approximating the expected holding period of the Profit Units was based on the U.S. constant maturity treasuries yield in effect at the grant date. A dividend yield was assumed based on the Company predecessor’s historical dividend rate. Because the equity was privately held and was not traded in an active market, the Company used the historical volatility of the share values of publicly traded companies within similar industries as a surrogate for the expected volatility of equity. The discount for lack of marketability was calculated for each expected holding period using a put-option Black-Scholes Merton model. The key assumptions used for the period from January 1, 2013 through the Pre-IPO Transactions were as follows:

Expected holding period	0.25 years
Risk–free rate of return	0.2%
Expected dividend yield	0.0%
Expected volatility	30.0%
Discount for lack of marketability	20.0%

In December 2010, HVM entered into agreements designed to incentivize and retain certain operations personnel whose duties included the oversight of multiple hotel properties. The agreements provide participants future payment upon a change of control transaction, generally defined as a sale of the Company or a substantial portion of its assets or operations. In connection with the Pre-IPO Transactions, ESA Management assumed this liability. In May 2014, ESA Management modified and settled the majority of the agreements, resulting in a gain of approximately $1.7 million during the year ended December 31, 2014, which is included as a component general and administrative expenses in the accompanying consolidated statement of operations. As of December 31, 2015 and 2014, approximately $0.3 million is included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets related to the remaining outstanding agreements.

15.	DEFINED CONTRIBUTION BENEFIT PLAN

HVM had a savings plan that qualified under Section 401(k) of the Code for all employees meeting the eligibility requirements of the plan, and the plan was transferred to ESA Management as part of the Pre-IPO Transactions. The plan has an employer-matching contribution of 50% of the first 6% of an employee’s contribution, which vests over an employee’s initial five-year service period. The plan also provides for contributions up to 100% of eligible employee pretax salary, subject to the Code’s annual deferral limit of $18,000 during 2015 and $17,500 during 2014 and 2013. Employer contributions, net of forfeitures, totaled approximately $1.7 million, $1.6 million and $1.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

16.	RELATED PARTY TRANSACTIONS

In 2013, an affiliate of the Company’s Sponsors purchased approximately 794,000 Paired Shares as an underwriter in connection with the Offering and earned approximately $1.0 million in fees related to the transaction.

Investment funds of the Sponsors held 21,105 shares of the Corporation’s outstanding mandatorily redeemable preferred stock as of December 31, 2015 and 2014.

17.	SUBSEQUENT EVENTS

On January 18, 2016, the Corporation paid a special cash distribution, which was declared on December 10, 2015, of $0.06 per share to its common shareholders, totaling approximately $12.3 million. Also on January 18, 2016, ESH REIT paid a special cash distribution, which was declared on December 10, 2015, of $0.19 per share to its Class A and Class B common shareholders, totaling approximately $86.5 million, of which approximately $47.6 million was paid to the Corporation.

On February 23, 2016, the Boards of Directors of Extended Stay America, Inc. and ESH Hospitality, Inc. authorized an increase of the combined Paired Share repurchase program from $100 million to up to $200 million of Paired Shares.

On February 23, 2016, the Board of Directors of the Corporation declared a cash distribution of $0.02 per share for the fourth quarter of 2015 on its common stock. This distribution is payable on March 22, 2016 to shareholders of record as of March 8, 2016. Also on February 23, 2016, the Board of Directors of ESH REIT declared a cash distribution of $0.15 per share for the fourth quarter of 2015 on its Class A and Class B common stock. This distribution is also payable on March 22, 2016 to shareholders of record as of March 8, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

ESH Hospitality, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of ESH Hospitality, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ESH Hospitality, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the financial statements, the Company has changed its presentation of debt issuance costs as of December 31, 2015 and 2014 due to the retrospective adoption of an accounting standards update regarding the presentation of debt issuance costs.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

February 23, 2016

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2015 AND 2014

(In thousands, except share and per share data)

	December 31, 2015	December 31, 2014
ASSETS
PROPERTY AND EQUIPMENT—Net of accumulated depreciation of $765,034 and $606,960	$3,920,906	$4,079,648
RESTRICTED CASH	60,945	49,999
CASH AND CASH EQUIVALENTS	223,256	33,816
RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC.	4,299	1,984
DEFERRED RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC.	41,546	30,883
DUE FROM EXTENDED STAY AMERICA, INC.	—	1,238
GOODWILL	52,245	54,297
DEFERRED TAX ASSETS	—	3,206
OTHER ASSETS	13,352	13,899

TOTAL ASSETS	$4,316,549	$4,268,970

LIABILITIES AND EQUITY
LIABILITIES:
Mortgage loan payable—Net of unamortized deferred financing costs of $19,536 and $27,299	$1,911,621	$2,490,750
Term loan facility payable—Net of unamortized deferred financing costs and debt discount of $4,940 and $6,359	361,523	368,641
Senior notes payable—Net of unamortized deferred financing costs of $10,756 and $0	489,244	—
Unearned rental revenues from Extended Stay America, Inc.	38,321	28,109
Due to Extended Stay America, Inc.	64,680	—
Accounts payable and accrued liabilities	101,997	49,437
Deferred tax liabilities	2,697	—

Total liabilities	2,970,083	2,936,937

COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY:
Common stock—Class A: $0.01 par value, 4,300,000,000 shares authorized, 250,493,583 and 250,303,494 shares issued and outstanding as of December 31, 2015 and 2014, respectively; Class B: $0.01 par value, 7,800,000,000 shares authorized, 204,593,912 and 204,517,265 shares issued and outstanding as of December 31, 2015 and 2014, respectively	4,554	4,551
Additional paid in capital	1,168,903	1,182,611
Preferred stock—no par value, $1,000 liquidation value, 125 shares authorized, issued and outstanding as of December 31, 2015 and 2014	73	73
Retained earnings	186,306	150,652
Accumulated other comprehensive loss	(13,370)	(5,854)

Total equity	1,346,466	1,332,033

TOTAL LIABILITIES AND EQUITY	$4,316,549	$4,268,970

See accompanying notes to consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In thousands, except per share data)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
REVENUES:
Rental revenues from Extended Stay America, Inc.	$719,635	$684,205	$71,900
Hotel room revenues	—	—	983,950
Other hotel revenues	—	—	15,576
Management fees and other revenues	—	—	1,113

Total revenues	719,635	684,205	1,072,539

OPERATING EXPENSES:
Hotel operating expenses	97,062	93,826	478,727
General and administrative expenses	15,973	15,634	86,676
Depreciation and amortization	199,044	183,033	167,185
Impairment of long-lived assets	—	—	3,330
Managed property payroll expenses	—	—	639
Trademark license fees	—	—	2,998
Restructuring expenses	—	—	605
Acquisition transaction expenses	—	—	235

Total operating expenses	312,079	292,493	740,395
GAIN ON SALE OF HOTEL PROPERTIES (NOTE 4)	116,616	864	—
OTHER INCOME	37	269	1,075

INCOME FROM OPERATIONS	524,209	392,845	333,219
OTHER NON-OPERATING EXPENSE	2,726	3,629	—
INTEREST EXPENSE, NET	134,780	143,232	233,629

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	386,703	245,984	99,590
INCOME TAX EXPENSE (BENEFIT)	8,519	(1,110)	(876)

NET INCOME	378,184	247,094	100,466
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(730)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS OR MEMBERS	$378,184	$247,094	$99,736

NET INCOME PER COMMON SHARE:
Class A—basic	$0.83	$0.54	$0.26

Class A—diluted	$0.83	$0.54	$0.26

Class B—basic	$0.83	$0.55	$0.26

Class B—diluted	$0.83	$0.54	$0.25

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Class A—basic	250,451	250,300	213,759
Class A—diluted	250,451	250,300	213,759
Class B—basic	204,211	203,548	174,894
Class B—diluted	204,567	204,508	176,268

See accompanying notes to consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In thousands)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
NET INCOME	$378,184	$247,094	$100,466
FOREIGN CURRENCY TRANSLATION LOSS, NET OF TAX	(7,516)	(2,194)	(3,980)

COMPREHENSIVE INCOME	370,668	244,900	96,486
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(730)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS OR MEMBERS	$370,668	$244,900	$95,756

See accompanying notes to consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In thousands, except per share data)

	Members’ Capital	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ and Members’ Equity	Noncontrolling Interests	Total Equity
		Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE—January 1, 2013	$740,576	—	—	$—	125	$73	$—	$2,266	$124	$743,039	$3,157	$746,196
Net income	—	—	—	—	—	—	—	99,736	—	99,736	730	100,466
Foreign currency translation loss, net of tax	—	—	—	—	—	—	—	—	(3,980)	(3,980)	—	(3,980)
Member distributions—$0.20 per LLC member interest	—	—	—	—	—	—	—	(78,400)	—	(78,400)	(2,011)	(80,411)
Preferred distributions	—	—	—	—	—	—	—	(16)	—	(16)	—	(16)
Equity-based compensation	4,094	122	100	—	—	—	2,460	—	—	6,554	—	6,554
ESH REIT reorganization	(744,670)	210,467	172,200	3,828	—	—	734,475	(33,203)	196	(39,374)	(1,876)	(41,250)
Sale of equity, net of issuance costs	—	39,707	32,488	723	—	—	599,219	—	—	599,942	—	599,942

BALANCE—December 31, 2013	—	250,296	204,788	4,551	125	73	1,336,154	(9,617)	(3,660)	1,327,501	—	1,327,501
Net income	—	—	—	—	—	—	—	247,094	—	247,094	—	247,094
Foreign currency translation loss, net of tax	—	—	—	—	—	—	—	—	(2,194)	(2,194)	—	(2,194)
Issuance of common stock	—	7	—	—	—	—	138	—	—	138	—	138
Common distributions—$0.53 per Class A and Class B common share	—	—	—	—	—	—	(154,356)	(86,805)	—	(241,161)	—	(241,161)
Preferred distributions	—	—	—	—	—	—	—	(16)	—	(16)	—	(16)
Equity-based compensation	—	—	(271)	—	—	—	675	(4)	—	671	—	671

BALANCE—December 31, 2014	—	250,303	204,517	4,551	125	73	1,182,611	150,652	(5,854)	1,332,033	—	1,332,033
Net income	—	—	—	—	—	—	—	378,184	—	378,184	—	378,184
Foreign currency translation loss, net of tax	—	—	—	—	—	—	—	—	(7,516)	(7,516)	—	(7,516)
Issuance of common stock	—	191	97	3	—	—	3,516	—	—	3,519	—	3,519
Common distributions—$0.79 per Class A and Class B common share	—	—	—	—	—	—	(17,698)	(342,514)	—	(360,212)	—	(360,212)
Preferred distributions	—	—	—	—	—	—	—	(16)	—	(16)	—	(16)
Equity-based compensation	—	—	(20)	—	—	—	474	—	—	474	—	474

BALANCE—December 31, 2015	$—	250,494	204,594	$4,554	125	$73	$1,168,903	$186,306	$(13,370)	$1,346,466	$—	$1,346,466

See accompanying notes to consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In thousands)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
OPERATING ACTIVITIES:
Net income	$378,184	$247,094	$100,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	199,044	183,033	165,998
Amortization of intangible assets	—	—	1,187
Foreign currency transaction loss	2,726	3,629	—
Amortization and write-off of deferred financing costs and debt discount	11,526	16,956	23,998
Amortization of above-market ground leases	(136)	(136)	(136)
Loss on disposal of property and equipment	9,206	3,133	3,493
Impairment of long-lived assets	—	—	3,330
Gain on sale of hotel properties	(116,616)	(864)	—
Equity-based compensation	474	671	6,643
Deferred income tax expense (benefit)	6,076	1	(7,440)
Deferred rents receivable from Extended Stay America, Inc.	(13,028)	(27,252)	(3,631)
Changes in assets and liabilities:
Accounts receivable, net	—	—	(9,821)
Due to/from Extended Stay America, Inc., net	21,787	29,711	(63,096)
Other assets	(5,334)	(7,241)	13,699
Unearned rental revenue/rents receivable from Extended Stay America, Inc., net	7,897	(11,713)	37,838
Accounts payable and accrued liabilities	10,179	(4,165)	22,670

Net cash provided by operating activities	511,985	432,857	295,198

INVESTING ACTIVITIES:
Purchases of property and equipment	(199,135)	(166,358)	(171,931)
Acquisition of hotels, property, and equipment	—	—	(16,241)
Proceeds from sale of hotel properties, net	265,854	3,223	—
(Increase) decrease in restricted cash and insurance collateral	(10,946)	(4,096)	22,074
Proceeds from insurance recoveries	5,261	13,924	2,020

Net cash provided by (used in) investing activities	61,034	(153,307)	(164,078)

FINANCING ACTIVITIES:
Principal payments on mortgage loans	(586,892)	(1,794)	(5,865)
Proceeds from term loan facility, net of debt discount	—	373,125	—
Principal payments on term loan facility	(8,537)	—	—
Proceeds from senior notes	500,000	—	—
Proceeds from revolving credit facility	90,000	143,000	20,000
Payments on revolving credit facility	(90,000)	(163,000)	—
Principal payments on mezzanine loans	—	(365,000)	(715,000)
Payments of deferred financing costs	(11,476)	(5,222)	(4,978)
Net proceeds to Extended Stay America, Inc.	(5,928)	(4,676)	—
Sale of equity	—	—	619,933
Equity issuance costs	—	—	(19,991)
Common stock issued	2,414	138	—
Common distributions	(273,144)	(240,910)	(78,400)
Preferred distributions	(16)	(16)	(16)
Distributions to HVM members	—	—	(2,011)
Company reorganization	—	—	(29,351)

Net cash used in financing activities	(383,579)	(264,355)	(215,679)

CHANGES IN CASH AND CASH EQUIVALENTS DUE TO CHANGES IN FOREIGN CURRENCY EXCHANGE RATES	—	24	(147)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	189,440	15,219	(84,706)
CASH AND CASH EQUIVALENTS—Beginning of period	33,816	18,597	103,303

CASH AND CASH EQUIVALENTS—End of period	$223,256	$33,816	$18,597

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties	$118,226	$122,184	$201,089

Income tax payments—Net of refunds of $37, $127 and $935	$1,044	$873	$239

NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in due to/from Extended Stay America, Inc. and accounts payable and accrued liabilities	$23,571	$15,876	$20,103

Common distributions included in accounts payable and accrued liabilities	$39,734	$—	$—

Common distributions included in due to Extended Stay America, Inc.	$47,594	$—	$—

See accompanying notes to consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015 AND 2014 AND FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

As of December 31, 2015 and 2014, ESH REIT and its subsidiaries owned 626 and 679 hotel properties, respectively, in 44 U.S. states consisting of approximately 68,900 and 75,500 rooms, respectively, and three hotels in Canada consisting of 500 rooms. The hotels are operated by wholly-owned subsidiaries of the Corporation (the “Operating Lessees”) pursuant to leases between ESH REIT and the Operating Lessees. For the period from January 1, 2013 through the Pre-IPO Transactions, the Operating Lessees were subsidiaries of ESH REIT, referred to as taxable REIT subsidiaries. The substantial majority of the hotels are operated under the core brand, Extended Stay America. The three hotels in Canada are operated under the brand Extended Stay Canada. As of December 31, 2014, 47 hotels were operated under the brand Crossland Economy Studios. The brands are owned by ESH Hospitality Strategies LLC (“ESH Strategies”), a subsidiary of the Corporation.

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

The hotels were leased by the taxable REIT subsidiaries which contracted with HVM LLC (“HVM”), a separate, independently owned hotel management and administrative services company, to manage the hotels and provide certain other administrative services. HVM was indirectly owned by individuals who were each active in the business of HVM and was managed by an entity indirectly owned by employees of the Sponsors.

The Pre-IPO Transactions and Organization Subsequent to the Initial Public Offering

The Pre-IPO Transactions, which were completed in November 2013, restructured and reorganized the then-existing businesses and entities prior to the Corporation’s and ESH REIT’s initial public offering, and consisted primarily of the following:

•	Holdings distributed 96.5% of the common stock of ESH REIT to the holders of Class A Units in Holdings and retained the remaining shares, which were subsequently paired with Corporation common stock and distributed as described below; the common stock of ESH REIT was recapitalized into two classes of common stock: Class A common stock and Class B common stock.

•	The Sponsors acquired the Corporation for a nominal fee.

•	ESH REIT transferred the Operating Lessees to newly-formed, wholly-owned subsidiaries of the Corporation; in connection with the transfer of 1.0% of the Operating Lessees, the Corporation paid ESH REIT approximately $1.6 million and the operating leases were amended to reflect then-current fair market value terms.

•	A newly-formed, wholly-owned subsidiary of the Corporation, ESA Management LLC (“ESA Management”), acquired all of the assets and assumed all of the liabilities of HVM for approximately $0.8 million; the existing management agreements were terminated and ESA Management entered into new management agreements with the Operating Lessees. ESA Management assumed sponsorship of HVM’s savings plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) (see Note 14).

•	The shareholders of ESH REIT contributed the Class A common stock of ESH REIT, representing approximately 55% of the outstanding common stock of ESH REIT, to the Corporation in exchange for common stock of the Corporation; the common stock of the Corporation was stapled to, or paired with, the Class B common stock of ESH REIT on a one-for-one basis, forming the Paired Shares offered pursuant to the Corporation’s and ESH REIT’s initial public offering.

•	The Corporation acquired all of the interests in ESH Strategies in exchange for approximately $21.2 million of mandatorily redeemable preferred stock of the Corporation.

•	Holdings distributed its remaining Paired Shares.

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

Initial Public Offering and Secondary Offerings

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

After deducting underwriting discounts, commissions and other transaction costs, the Offering, including ESH REIT’s sale of shares of Class A common stock to the Corporation, raised proceeds to ESH REIT of approximately $599.9 million. The proceeds were divided among the Corporation and ESH REIT based on their relative valuations. The Corporation used the majority of the proceeds it received to purchase shares of Class A common stock of ESH REIT to maintain its ownership of approximately 55% of the outstanding common stock of ESH REIT. ESH REIT used its proceeds from the Offering, including proceeds received pursuant to the sale of Class A common stock to the Corporation, in addition to cash on hand, to repay approximately $715.0 million of its outstanding mezzanine loans (see Note 6).

In August 2014, certain selling stockholders (the “Selling Shareholders”) sold 24,150,000 Paired Shares as part of a secondary offering. The Selling Shareholders consisted solely of entities affiliated with the Sponsors and did not include officers or directors of the Corporation or ESH REIT. Neither the Corporation nor ESH REIT sold Paired Shares in the secondary offering and neither received proceeds from the secondary offering. The Corporation and ESH REIT did, however, incur professional fees in connection with the secondary offering. For the year ended December 31, 2014, total costs incurred by ESH REIT were approximately $0.7 million.

In June 2015, the Corporation and ESH REIT filed an automatic shelf registration statement with the U.S. Securities and Exchange Commission (“SEC”) pursuant to which, from time to time, (i) the Corporation and ESH REIT may offer and sell an unlimited number of Paired Shares and (ii) the Selling Shareholders may offer and sell up to 142,960,388 Paired Shares. In November 2015, the Selling Shareholders sold 15,000,000 Paired Shares registered pursuant to the automatic shelf registration statement. Neither the Corporation nor ESH REIT sold Paired Shares in the secondary offering and neither received proceeds from the secondary offering. Additionally, as of December 31, 2015, the Corporation and ESH REIT have not sold any securities registered pursuant to the automatic shelf registration statement. The Corporation and ESH REIT did, however, incur professional fees in connection with filing the automatic shelf registration and the secondary offering. Total costs incurred by ESH REIT were approximately $0.3 million during the year ended December 31, 2015.

As of December 31, 2015 and 2014, the public owned approximately 36.9% and 28.9%, respectively, of the outstanding Paired Shares, while the Sponsors and senior management, including certain directors, owned approximately 63.1% and 71.1%, respectively, of the outstanding Paired Shares. As of December 31, 2015, the Corporation owned 250,493,583 shares of ESH REIT’s Class A common stock; the Sponsors, senior management, including certain directors, and the public owned 204,593,912 shares of ESH REIT’s Class B common stock, each of which is attached to and trades as a single unit with a share of the Corporation’s common stock.

Basis of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”).

The consolidated results of operations of ESH REIT include the results of operations of ESH REIT and its subsidiaries, which, subsequent to the Pre-IPO Transactions, do not include the Operating Lessees. The results of operations of ESA Management, which performs the management and administrative services previously performed by HVM, are not consolidated within ESH REIT’s results, as ESA Management is owned by the Corporation.

For the period from January 1, 2013 through the Pre-IPO Transactions, the consolidated results of operations of ESH REIT included the results of operations of ESH REIT’s predecessor, ESH Hospitality LLC, and its subsidiaries, which included the Operating Lessees. Additionally, for the period from January 1, 2013 through the Pre-IPO Transactions, ESH REIT’s consolidated results of operations included the results of operations of HVM, a consolidated variable interest entity (see Notes 2 and 10). Third party equity interests in HVM, which represented all of HVM’s equity, were not owned by ESH REIT and are presented as noncontrolling interests.

All intercompany accounts and transactions have been eliminated.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates—The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management used significant estimates to determine the allocation of purchase price to assets that were acquired in 2013 (see Note 4), the estimated useful lives of tangible assets as well as in the assessment of tangible and intangible assets, including goodwill, for impairment, estimated liabilities for insurance reserves, and the grant-date fair value of certain equity-based awards prior to completion of the Pre-IPO Transactions. Actual results could differ from those estimates.

Cash and Cash Equivalents—ESH REIT considers all cash on hand, demand deposits with financial institutions and short-term, highly liquid investments with original maturities of three months or less to be cash equivalents. ESH REIT has deposits in excess of $250,000 with financial institutions that are not insured by the Federal Deposit Insurance Corporation. ESH REIT does not believe cash and cash equivalents expose it to significant credit risk.

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

Depreciation and amortization are recorded on a straight-line basis over the following estimated useful lives:

Hotel buildings	5–49 years
Hotel building improvements	3–39 years
Hotel site improvements	3–20 years
Hotel furniture, fixtures and equipment	3–10 years
Office furniture, fixtures and equipment	3–7 years

Management assesses the performance of long-lived assets for potential impairment at least annually, as well as when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

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

To the extent that a group of hotel properties is impaired, the excess carrying amount of the group of hotel properties over its estimated fair value is recognized as an impairment charge and reduces income from operations. Fair value is determined based upon the discounted cash flows of a group of hotel properties, quoted market prices, or independent appraisals, as considered necessary. ESH REIT did not recognize any impairment charges related to property and equipment for the years ended December 31, 2015 or 2014, or for the period from the Pre-IPO Transactions through December 31, 2013 (see Note 5). The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, then an impairment charge to reduce the carrying value of a group of hotel properties could occur in a future period in which conditions change.

For the period from January 1, 2013 through the Pre-IPO Transactions, recoverability of property and equipment was measured by a comparison of the carrying amount of a hotel property to the estimated future undiscounted cash flows expected to be generated by each hotel property. Impairment was recognized when estimated future undiscounted cash flows, including proceeds from disposition, were less than the carrying value of each hotel property. To the extent that a hotel property was impaired, the excess carrying amount of each hotel property over its estimated fair value was recognized as an impairment charge and reduced income from operations. Fair value was determined based upon the discounted cash flows of each hotel property, quoted market prices, or independent appraisals, as considered necessary. ESH REIT recognized an impairment charge related to property and equipment of approximately $3.3 million for the period from January 1, 2013 through the Pre-IPO Transactions (see Note 5).

Intangible Assets and Liabilities—Subsequent to the Pre-IPO Transactions and as of December 31, 2015, ESH REIT has no intangible assets or liabilities. Prior to the Pre-IPO Transactions, intangible assets and liabilities related to the Operating Lessees and included above-market contracts, corporate customer relationships and customer databases. Above-market contracts, corporate customer relationships and customer databases were amortized using the straight-line method over their estimated remaining useful lives, which in the case of contracts was typically the remaining non-cancelable term. Intangible assets were reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of the intangible asset may not have been recoverable. No impairment charges related to intangible assets were recognized during the period from January 1, 2013 through the Pre-IPO Transactions.

Goodwill—Goodwill represents the excess purchase price over the fair value of net assets acquired. ESH REIT tests goodwill for impairment at least annually in the fourth quarter and more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ESH REIT has one operating segment, which is its reporting unit; therefore, management analyzes goodwill associated with all hotels when analyzing for potential impairment. ESH REIT first assesses qualitative factors to determine if it is not more likely than not that the fair value of its reporting unit is less than its carrying amount. No impairment charges related to goodwill were recognized during the years ended December 31, 2015, 2014 or 2013.

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

Discontinued Operations—Effective January 1, 2014, ESH REIT early adopted Accounting Standards Update (“ASU”) No. 2014-08 issued by the Financial Accounting Standards Board (“FASB”) as discussed further in “Recently Issued Accounting Standards” below. This update defines discontinued operations as a component of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, which generally results in reporting discontinued operations less frequently than under the previous accounting standard.

Deferred Financing Costs—Effective December 31, 2015, ESH REIT early adopted FASB ASU No. 2015-03 and ASU No. 2015-15 as discussed further in “Recently Issued Accounting Standards” below. Costs incurred in obtaining financing are amortized over the terms of the related loans on a straight-line basis, which approximates the effective interest method. Deferred financing costs are presented in the accompanying consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability, except those incurred under a revolving-debt arrangement which are presented as a component of other assets in the accompanying consolidated balance sheets. Upon repayment of, or in conjunction with, a material change in the terms of the underlying debt agreement, remaining unamortized costs are included as a component of net interest expense. During the years ended December 31, 2015, 2014 and 2013, approximately $2.1 million, $5.1 million and $11.7 million, respectively, of unamortized deferred financing costs, primarily related to the prepayment of mortgage and mezzanine loans, are included in net interest expense in the accompanying consolidated statements of operations. Amortization of deferred financing costs unrelated to the prepayment of mortgage and mezzanine loans, which is also included in net interest expense in the accompanying consolidated statements of operations, was approximately $9.0 million, $11.7 million and $12.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Revenue Recognition—ESH REIT’s sole source of revenues is rental revenue derived from leases with the Operating Lessees. ESH REIT records rental revenues on a straight-line basis as they are earned during the lease terms. Rents receivable from Extended Stay America, Inc. on the accompanying consolidated balance sheets represent monthly rental amounts contractually due from the Operating Lessees. Deferred rents receivable from Extended Stay America, Inc. on the accompanying consolidated balance sheets represent the cumulative difference between straight-line rental revenues recognized and rental revenues contractually due from the Operating Lessees. This amount, approximately $41.5 million as of December 31, 2015, is expected to be received in cash by October 2018.

Lease rental payments received prior to rendering services are included in unearned rental revenues from Extended Stay America, Inc. on the accompanying consolidated balance sheets. Contingent rental revenues, specifically percentage rental revenues related to hotel revenues of the Operating Lessees, are recognized when such amounts are fixed and determinable (i.e., when percentage rental revenue thresholds have been achieved).

For the period from January 1, 2013 through the Pre-IPO Transactions, ESH REIT’s primary source of consolidated reported revenues was hotel room revenues, since rental revenues derived from leases eliminated in consolidation. Hotel room revenues and other hotel revenues were recognized when services were provided. Other hotel revenues primarily consisted of revenues derived from guest laundry, pet fees, internet fees, additional housekeeping, telephone and other miscellaneous fees or services. Occupancy, hotel and sales taxes collected from customers and remitted to the taxing authorities were excluded from revenues.

Advertising Costs—Prior to the Pre-IPO Transactions, advertising costs were expensed as incurred. Internet advertising costs were included in hotel operating expenses and all other advertising costs were included in general and administrative expenses in the accompanying consolidated statements of operations for the period from January 1, 2013 through the Pre-IPO Transactions and were approximately $26.3 million, approximately $16.9 million of which were classified as hotel operating expenses and approximately $9.4 million of which were classified as general and administrative expenses. No advertising costs have been incurred by ESH REIT since the Pre-IPO Transactions.

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

Fair Value of Financial Instruments—U.S. GAAP establishes a three-level valuation hierarchy based upon observable and unobservable inputs for fair value measurement of financial instruments:

Level 1—Observable inputs, such as quoted prices in active markets at the measurement date for identical assets or liabilities

Level 2 —Significant inputs that are observable, directly or indirectly, such as other quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability

Level 3—Significant unobservable inputs for which there is little to no market data and for which ESH REIT makes its own assumptions about how market participants would price the asset or liability

Fair value is defined as the price that would be received when selling an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In instances where inputs used to measure fair value fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest-level input significant to the fair value measurement in its entirety. ESH REIT’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

ESH REIT’s financial instruments consist of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, mortgage and term loans, senior notes and its revolving credit facility. The carrying values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities and ESH REIT’s revolving credit facility are representative of their fair values due to the short-term nature or frequent settlement of these instruments. The fair values of mortgage and term loans and senior notes are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on ESH REIT’s current mortgage and term loans and senior notes or from quoted market prices, when available (see Note 6).

Derivative Instruments—Derivative instruments, including derivative instruments embedded in other contracts (if applicable), are recorded in the accompanying consolidated balance sheets as either assets or liabilities measured at fair value unless the transactions qualify and are designated as normal purchases and sales. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. ESH REIT does not enter into derivative financial instruments for trading or speculative purposes.

Investments—ESH REIT consolidates a subsidiary when it has the ability to direct the activities that most significantly impact the economic performance of the subsidiary. Judgment is required with respect to the consolidation of investments, including partnership and joint venture entities, in terms of the evaluation of control, including assessment of the importance of rights and privileges of the partners based on voting rights, as well as financial interests that are not controllable through voting interests. Third party equity interests in consolidated subsidiaries or variable interest entities are presented as noncontrolling interests.

ESH REIT evaluates subsidiaries and affiliates, as well as other entities, to determine if they are variable interest entities (“VIEs”). If a subsidiary, affiliate or other entity is a VIE, it is subject to the consolidation framework specifically for VIEs. ESH REIT considers an entity a VIE if equity investors own an interest therein that does not have the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In accordance with FASB ASC 810, “Consolidations,” ESH REIT reviews subsidiaries and affiliates, as well as other entities, to determine if (i) they should be considered VIEs, and (ii) whether they should change their consolidation determinations based on changes in their characteristics.

Prior to the Pre-IPO Transactions, ESH REIT held a variable interest in HVM, a separate, independently owned hotel management and administrative services company (see Note 10). ESH REIT’s maximum exposure to loss as a result of its involvement with HVM was related to the need to secure alternative hotel management services and systems support if HVM were ever unable to fulfill its obligations under its management agreements with ESH REIT. The assets of HVM could not be used to settle obligations of ESH REIT and ESH REIT’s assets could not be used to settle obligations of HVM. For the period from January 1, 2013 through the Pre-IPO Transactions, ESH REIT’s predecessor represented approximately 99% of the business conducted by HVM. ESH REIT concluded that it was the primary beneficiary of HVM and, as a result, consolidated the financial position, results of operations, comprehensive income and cash flows of HVM for the period from January 1, 2013 through the Pre-IPO Transactions. Since ESH REIT had no equity interest in HVM, the results of operations and members’ capital of HVM were reported as noncontrolling interests in the accompanying consolidated financial statements for periods through the Pre-IPO Transactions. Subsequent to the Pre-IPO Transactions, HVM no longer meets the definition of a VIE. See summarized financial information of HVM in Note 10.

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

In 2015, ESH REIT distributed approximately 95% of its taxable income and utilized its federal net operating loss carryforward and, as a result, incurred minimal current federal income tax in the form of alternative minimum tax. Deferred tax expense was incurred due to the utilization of the deferred tax asset associated with the net operating loss carryforward. In the future, ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. ESH REIT expects that such distributions will be approximately 95% of its taxable income. Accordingly, ESH REIT is expected to be subject to federal and state income tax on approximately 5% of its taxable income. As a result, ESH REIT has recorded deferred tax assets and liabilities to reflect the fact that an estimated 5% of its future taxable income is expected to be subject to tax.

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

Foreign Currency—The financial statements of certain of ESH REIT’s subsidiaries and its investments therein are maintained in their functional currency, the Canadian dollar (“C$”), and their revenues and expenses are translated into U.S. dollars using the average exchange rate for the period. The assets and liabilities of these subsidiaries are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. As of December 31, 2015 and 2014, foreign currency translation losses, net of tax, of approximately $13.4 million and $5.9 million, respectively, are reflected in accumulated other comprehensive loss as a component of equity in the accompanying consolidated balance sheets. Foreign currency transaction losses mainly related to U.S. dollar denominated debt at Canadian subsidiaries of approximately $2.7 million and $3.6 million are included in other non-operating expense in the accompanying consolidated statements of operations for the years ended December 31, 2015 and 2014, respectively.

Comprehensive Income—Comprehensive income includes net income and other comprehensive income, which consists of foreign currency translation adjustments. Comprehensive income is presented in the accompanying consolidated statements of comprehensive income and foreign currency translation adjustments are displayed as a separate component of consolidated equity.

Equity-Based Compensation—ESH REIT maintains a Long-Term Incentive Plan (“LTIP”), as amended and restated in 2015, and approved by its shareholders, under which it may issue to eligible employees or directors restricted stock awards, restricted stock units or other equity-based awards, in respect of Paired Shares. ESH REIT recognizes costs related to equity-based awards over their vesting periods. ESH REIT classifies equity-based awards granted in exchange for employee or director services as either equity awards or as liability awards. The classification of an award either as an equity award or a liability award is generally based upon cash settlement options. Equity awards are measured based on their fair value on the date of grant. Liability awards are re-measured to fair value each reporting period. The value of all awards, less estimated forfeitures, is recognized over the period during which an employee or director is required to provide services in exchange for the award—the requisite service period (usually the vesting period). No compensation expense is recognized for awards for which employees or directors do not render the requisite services. All awards are classified as equity awards.

Prior to the Pre-IPO Transactions, HVM maintained a management incentive plan further described in Note 13. Equity-based compensation related to this plan was recorded in the accompanying consolidated statements of operations due to the fact that HVM was a consolidated VIE.

Segments—ESH REIT’s business represents a single operating segment based on the way ESH REIT manages its business. ESH REIT’s hotels provide similar services, use similar processes to sell those services and sell those services (i.e., lease the hotel properties) to similar classes of customers. The amounts of long-lived assets and revenues outside the U.S. are not significant for any period presented.

Recently Issued Accounting Standards

Imputation of Interest—Simplifying the Presentation of Debt Issuance Costs—In April and August 2015, the FASB issued accounting standards updates which require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. These updates allow an entity to continue to defer and present debt issuance costs under a revolving-debt arrangement as an asset and amortize the deferred debt issuance costs ratably over the term of the revolving-debt arrangement. These updates do not affect the current guidance on the recognition and measurement of debt issuance costs or the amortization of debt issuance costs as interest expense.

ESH REIT early adopted these updates as of December 31, 2015, and applied their provisions retrospectively. As a result, as of December 31, 2015, approximately $19.5 million, $3.6 million and $10.8 million of unamortized deferred financing costs are presented as direct reductions of the carrying amounts of mortgage loan payable, term loan facility payable and senior notes payable, respectively, and approximately $1.4 million of unamortized deferred financing costs related to a revolving credit facility is included in other assets in the accompanying consolidated balance sheet. Further, the presentation of approximately $27.3 million, $4.7 million and $3.1 million of unamortized deferred financing costs have been reclassified from deferred financing costs to mortgage loan payable, term loan facility payable and other assets, respectively, in the accompanying consolidated balance sheet as of December 31, 2014. Other than the current year consolidated balance sheet presentation and the aforementioned reclassification, the adoption of these updates did not have an impact on ESH REIT’s consolidated financial statements.

Intangibles—Goodwill and Other—Internal-Use Software—In April 2015, the FASB issued an accounting standards update which clarifies the accounting for fees paid by a customer in a cloud computing arrangement. This update provides guidance to customers regarding whether a cloud computing arrangement includes the sale or license of software or, alternatively, the sale of a service. This update will be effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted, and may be applied either prospectively or retrospectively. ESH REIT does not expect the adoption of this update to have a material effect on its consolidated financial statements.

Consolidation—Amendments to the Consolidation Analysis—In February 2015, the FASB issued an accounting standards update which amends the consolidation requirements under U.S. GAAP, changing the analysis performed by a company to determine whether it has a variable interest in an entity and when to consolidate such entities. This update will be effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted, and may be applied using one of two retrospective application methods. ESH REIT does not expect the adoption of this update to have a material effect on its consolidated financial statements.

Income Statement—Extraordinary and Unusual Items—In January 2015, the FASB issued an accounting standards update to simplify income statement presentation by eliminating the concept of extraordinary items. This update will be effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted, and may be applied either prospectively or retrospectively. ESH REIT does not expect the adoption of the update to have a material effect on its consolidated financial statements.

Presentation of Financial Statements—Going Concern—In August 2014, the FASB issued an accounting standards update which provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. This update requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is “substantial doubt” about its ability to continue as a going concern. This update is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. ESH REIT does not expect the adoption of this update to have a material effect on its consolidated financial statements.

Reporting Discontinued Operations—In April 2014, the FASB issued an accounting standards update which modifies the definition of discontinued operations and requires that only disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results be reported as discontinued operations in the financial statements. This update is effective for all disposals (or classifications as held for sale) of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. ESH REIT adopted this guidance as of January 1, 2014, and it did not have a material effect on ESH REIT’s accompanying consolidated financial statements due to a limited number of historical dispositions. This guidance is expected to result in reporting discontinued operations less frequently than the previous accounting standard.

3.	NET INCOME PER SHARE

Basic net income per share is computed by dividing net income available to Class A and Class B common shareholders by the weighted-average number of shares of ESH REIT’s unrestricted Class A and Class B common stock outstanding, respectively. Diluted net income per share is computed by dividing net income available to Class A and Class B common shareholders, as adjusted for potentially dilutive securities, by the weighted-average number of shares of ESH REIT’s unrestricted Class A and Class B common stock outstanding, respectively, plus other potentially dilutive securities. Dilutive securities include certain equity-based awards issued under long-term incentive plans (see Note 13).

As discussed in Note 1, in November 2013, ESH REIT completed the Pre-IPO Transactions. For purposes of computing net income per share, it is assumed that the recapitalization of ESH REIT had occurred for all periods presented and therefore the outstanding shares have been adjusted to reflect the conversion of shares that took place in contemplation of the Offering. Accordingly, the denominators in the computations of basic and diluted net income per share reflect ESH REIT’s recapitalization for the year ended December 31, 2013.

The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows:

(in thousands, except per share data)	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Numerator:
Net income attributable to common shareholders	$378,184	$247,094	$99,736
Less preferred dividends	(16)	—	—

Net income available to common shareholders	$378,168	$247,094	$99,736

Class A:
Net income available to common shareholders—basic	$208,202	$136,152	$55,046
Less amounts available to Class B shareholders assuming conversion	(152)	(315)	(166)

Net income available to common shareholders—diluted	$208,050	$135,837	$54,880

Class B:
Net income available to common shareholders—basic	$169,966	$110,942	$44,690
Amounts available to Class B shareholders assuming conversion	152	315	166

Net income available to common shareholders—diluted	$170,118	$111,257	$44,856

Denominator:
Class A:
Weighted-average number of common shares outstanding—basic and diluted	250,451	250,300	213,759
Class B:
Weighted-average number of common shares outstanding—basic	204,211	203,548	174,894
Dilutive securities	356	960	1,374

Weighted-average number of common shares outstanding—diluted	204,567	204,508	176,268

Net income per common share—Class A—basic	$0.83	$0.54	$0.26

Net income per common share—Class A—diluted	$0.83	$0.54	$0.26

Net income per common share—Class B—basic	$0.83	$0.55	$0.26

Net income per common share—Class B—diluted	$0.83	$0.54	$0.25

4.	HOTEL ACQUISITIONS AND DISPOSITIONS

December 2015 Disposition—On December 8, 2015, ESH REIT sold a portfolio of 53 hotel properties, 47 of which operated under the Crossland Economy Studios brand and six of which operated under the Extended Stay America brand for gross proceeds of $273.0 million. ESH REIT’s carrying value of the portfolio, including net working capital and approximately $2.1 million of allocable goodwill, was approximately $148.4 million, resulting in a gain, net of closing costs and adjustments, of approximately $116.6 million, which is reported in gain on sale of hotel properties in the accompanying consolidated statement of operations for the year ended December 31, 2015. This disposition was not reported as a discontinued operation.

During the years ended December 31, 2015, 2014 and 2013 these hotel properties contributed rental revenues, total room and other hotel revenues, total operating expenses and income before income tax expense (benefit) as follows (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Rental revenues from Extended Stay America, Inc.	$42,403	$41,749	$4,194
Total room and other hotel revenues	—	—	56,024
Total operating expenses	12,514	13,464	42,202
Income before income tax expense (benefit)(1)	25,863	24,433	14,162

(1)	The only interest expense included is related to the 2012 Mortgage Loan (as defined in Note 6).

July 2014 Disposition—On July 28, 2014, ESH REIT sold its two Hometown Inn-branded hotel properties, with a carrying value of approximately $2.2 million, for proceeds of $3.5 million. Net of closing costs and adjustments, ESH REIT recognized a gain on sale of approximately $0.9 million. This disposition was not reported as a discontinued operation.

December 2013 Acquisition—On December 31, 2013, ESH REIT acquired the assets and assumed the liabilities of two hotels from LVP Acquisition Corporation (“LVP”) for cash consideration of approximately $16.5 million. The vast majority of the purchase price was allocated to property and equipment. Legal, professional and other fees and costs directly related to the acquisition totaled approximately $0.2 million for the year ended December 31, 2013. These costs are included in acquisition transaction expenses in the accompanying consolidated statements of operations.

5.	PROPERTY AND EQUIPMENT

Net investment in property and equipment as of December 31, 2015 and 2014, consists of the following (in thousands):

	December 31,	December 31,
	2015	2014
Hotel properties:
Land and site improvements	$1,297,696	$1,352,621
Building and improvements	2,868,943	2,894,730
Furniture, fixtures and equipment	517,626	437,582

Total hotel properties	4,684,265	4,684,933
Undeveloped land parcel	1,675	1,675

Total cost	4,685,940	4,686,608

Less accumulated depreciation	(765,034)	(606,960)

Property and equipment—net	$3,920,906	$4,079,648

During the years ended December 31, 2015, 2014 and 2013, ESH REIT, using Level 3 unobservable inputs, recognized impairment charges of approximately $0 million, $0 million and $3.3 million, respectively, in the accompanying consolidated statements of operations. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of revenues, expenses and hotel related cash flows based on assumed long-term growth rates, demand trends, expected future capital expenditures and estimated discount rates. These assumptions are based on ESH REIT’s historical data and experience, budgets, industry projections and micro and macro general economic condition projections.

As of December 31, 2015, substantially all of the hotel properties (625 out of 629 hotel properties) are pledged as security for ESH REIT’s 2012 Mortgage Loan (as defined in Note 6).

6.	DEBT

ESH REIT’s outstanding debt, net of unamortized deferred financing costs and debt discount, as of December 31, 2015 and 2014, is as follows (in thousands):

	December 31,	December 31,
	2015	2014
Mortgage loan payable—Net of unamortized deferred financing costs of $19,536 and $27,299	$1,911,621	$2,490,750
Term loan facility payable—Net of unamortized deferred financing costs and debt discount of $4,940 and $6,359	361,523	368,641
Senior notes payable—Net of unamortized deferred financing costs of $10,756 and $0	489,244	—

Total debt	$2,762,388	$2,859,391

During the years ended December 31, 2015 and 2014, the following transactions occurred (in thousands):

	December 31,	December 31,
	2015	2014
Debt—beginning of year	$2,859,391	$2,862,951 (2)
Additions:
Proceeds from term loan facility, net of debt discount	—	373,125
Proceeds from senior notes	500,000	—
Proceeds from revolving credit facility	90,000	143,000
Amortization and write-off of deferred financing costs and debt discount(1)	9,902	15,331
Deductions:
Payments on mortgage loan	(586,892)	(1,794)
Payments on term loan facility	(8,537)	—
Payments on mezzanine loans	—	(365,000)
Payments on revolving credit facility	(90,000)	(163,000)
Payments of deferred financing costs	(11,476)	(5,222)

Debt—end of year	$2,762,388	$2,859,391

(1)	Excludes amortization of deferred financing costs related to the revolving credit facility.
(2)	As discussed in Note 2, ESH REIT early adopted FASB ASU No. 2015-03 and ASU No. 2015-15, which require the retrospective application of the presentation of debt issuance costs as direct reductions to the related liabilities. Therefore, this amount is presented net of unamortized deferred financing costs of approximately $41.9 million as of December 31, 2013.

ESH REIT’s debt, unamortized deferred financing costs and debt discount, as of December 31, 2015 and 2014, consist of the following (in thousands):

			Outstanding Principal				Unamortized Deferred Financing Costs			Interest Rate
Loan	Stated Amount(1)		December 31, 2015		December 31, 2014		December 31, 2015	December 31, 2014	Stated Interest Rate	December 31, 2015	December 31, 2014	Maturity Date
Mortgage loan
2012 Mortgage Loan—Component A	$350,000		$—		$348,049		$—	$—	LIBOR(2) + 2.0547%	N/A	2.2260%	12/1/2015(3)
2012 Mortgage Loan—Component B	350,000		111,157		350,000		784	3,760	3.4047%	3.4047%	3.4047%	12/1/2017
2012 Mortgage Loan—Component C	1,820,000		1,820,000		1,820,000		18,752	23,539	4.0547%	4.0547%	4.0547%	12/1/2019
Term loan facility
2014 Term Loan	375,000		365,157	(4)	373,320	(5)	3,635	4,679	LIBOR(2)(6) + 4.25%	5.00%	5.00%	6/24/2019(10)
Senior notes
2025 Notes	500,000		500,000		—		10,756	—	5.25%	5.25%	N/A	5/1/2025
Revolving credit facility
ESH REIT revolving credit facility(7)	250,000	(8)	—		—		1,431	3,055	LIBOR(2) + 3.00%	N/A	N/A	11/18/2016(9)

Total			$2,796,314		$2,891,369		$35,358	$35,033

(1)	Amortization is interest only.
(2)	London Interbank Offering Rate.
(3)	The original maturity date of Component A of the 2012 Mortgage Loan was December 1, 2014. In December 2014, ESH REIT exercised its first one-year extension option and extended the maturity date of Component A of the 2012 Mortgage Loan to December 1, 2015. Component A of the 2012 Mortgage Loan was repaid at its extended maturity.
(4)	The 2014 Term Loan is presented net of debt discount of approximately $1.3 million, as of December 31, 2015.
(5)	The 2014 Term Loan is presented net of debt discount of approximately $1.7 million, as of December 31, 2014.
(6)	The 2014 Term Loan includes a LIBOR floor of 0.75%.
(7)	ESH REIT’s revolving credit facility’s unamortized deferred financing costs are included in other assets in the accompanying consolidated balance sheets.
(8)	ESH REIT is able to request to increase the facility to an amount of up to $350 million at any time, subject to certain conditions.
(9)	ESH REIT’s revolving credit facility is subject to a one-year extension option.
(10)	Subject to certain exceptions, mandatory prepayments of up to 50% of Excess Cash Flow may be required based on ESH REIT’s Consolidated Leverage Ratio, each as defined. ESH REIT made a mandatory prepayment of approximately $8.5 million during the three months ended March 31, 2015. No mandatory prepayment is required during the three months ending March 31, 2016 based on the calculation of Excess Cash Flow for the year ended December 31, 2015.

In December 2015, using a portion of the net proceeds from the sale of a portfolio of 53 hotel properties, ESH REIT repaid approximately $86.1 million of the outstanding balance under its 2012 Mortgage Loan (as defined below), which consisted of approximately $29.3 million of Component A and approximately $56.8 million of Component B. ESH REIT incurred approximately $0.7 million of debt extinguishment costs in connection with the partial repayment of the 2012 Mortgage Loan, consisting of the write-off of unamortized deferred financing costs of approximately $0.4 million and other costs of approximately $0.3 million.

On May 15, 2015, using the proceeds from its 2025 Notes (as defined below), ESH REIT repaid $500.0 million of the outstanding balance under its 2012 Mortgage Loan, which consisted of $318.0 million of Component A and $182.0 million of Component B. ESH REIT incurred approximately $2.3 million of debt extinguishment costs in connection with the partial repayment of the 2012 Mortgage Loan, consisting of the write-off of unamortized deferred financing costs of approximately $1.7 million and other costs of approximately $0.6 million.

On June 23, 2014, using principally all of the net proceeds from its 2014 Term Loan (as defined below), ESH REIT repaid the remaining outstanding balance of $365.0 million of its 2012 Mezzanine Loans (as defined below). ESH REIT incurred approximately $9.4 million of debt extinguishment costs in connection with the partial repayment of the 2012 Mezzanine Loans, consisting of the write-off of unamortized deferred financing costs of approximately $5.1 million and prepayment penalties and other costs of approximately $4.3 million.

In the fourth quarter of 2013 and subsequent to the Offering, ESH REIT repaid $715.0 million of the 2012 Mezzanine Loans. ESH REIT incurred approximately $25.2 million of debt extinguishment costs in connection with the repayment of the 2012 Mezzanine Loans, consisting of prepayment penalties and other costs of approximately $14.3 million and the write-off of unamortized deferred financing costs of approximately $10.9 million.

Debt extinguishment costs are included as a component of net interest expense in the accompanying consolidated statements of operations.

ESH REIT Mortgage Loan

On November 30, 2012, subsidiaries of ESH REIT entered into a $2.52 billion mortgage loan comprised of three components (the “2012 Mortgage Loan”). After giving effect to the 2015 repayments discussed above, monthly required interest-only payments are approximately $6.6 million. Principal amounts, interest rates and maturities of the components of the 2012 Mortgage Loan are included in the table above. Subsequent to January 1, 2016, Components B and C of the 2012 Mortgage Loan may be prepaid without incurring a prepayment penalty or premium.

As of December 31, 2015 and 2014, substantially all of ESH REIT’s hotel properties served as collateral for the 2012 Mortgage Loan. ESH REIT guarantees, under a customary recourse carve out guaranty (i) under certain limited circumstances, losses related to the 2012 Mortgage Loan plus enforcement costs incurred by the lenders and (ii) under certain other limited circumstances, repayment of the 2012 Mortgage Loan up to an aggregate liability under this clause (iii) of $252.0 million plus enforcement costs.

In connection with the 2012 Mortgage Loan, the Loan Parties (as defined in the agreement governing the 2012 Mortgage Loan) made certain representations, warranties and covenants customary in similar mortgage loan transactions, including, without limitation, regarding the ownership and operation of the hotels and standard special purpose bankruptcy remote entity provisions that are provided in order to make certain that each loan party (and certain specified affiliates) will maintain a prescribed level of separateness to forestall a substantive consolidation of such entities in the event of a bankruptcy action. The occurrence of a Mortgage Loan Event of Default, a Debt Yield Trigger Event (a Debt Yield, as defined, of less than 9.0%), or a Guarantor Bankruptcy Event triggers a Cash Trap Event, each as defined. During the period of a Cash Trap Event, any excess cash flow, after all monthly requirements (including the payment of management fees and operating expenses) are fully funded, is held by the loan service agent as additional collateral for the 2012 Mortgage Loan. As of December 31, 2015, none of these events had occurred and the Debt Yield was 29.0%.

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

The 2012 Mortgage Loan is subject to certain customary events of default under the agreements governing the 2012 Mortgage Loan. Upon the occurrence of an Event of Default, as defined, the lender may, among other things, take the following actions: (i) accelerate the maturity date of the 2012 Mortgage Loan, (ii) foreclose on any or all of the mortgages securing the mortgage loan or (iii) apply amounts on deposit in the reserve accounts to pay the debt service on the 2012 Mortgage Loan.

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

ESH REIT Term Loan Facility

On June 23, 2014, ESH REIT entered into a $375.0 million term loan facility (the “2014 Term Loan”). ESH REIT used principally all of the 2014 Term Loan net proceeds to repay the outstanding balance on its 2012 Mezzanine Loans of $365.0 million. Subject to certain conditions, the principal amount of the 2014 Term Loan may be increased from time to time up to an amount which would not cause the Consolidated Leverage Ratio, as defined, to exceed 5.25 to 1.0. The 2014 Term Loan matures on June 24, 2019, though it may be extended with lender consent. The 2014 Term Loan bears interest at a rate equal to (i) LIBOR (subject to a floor of 0.75%) plus 4.25%, or (ii) a base rate (determined by reference to the highest of (1) prime lending rate, (2) the overnight federal funds rate plus 0.5%, or (3) the one-month adjusted LIBOR rate (subject to a floor of 0.75%) plus 1.0%) plus 3.25%. There is no scheduled amortization on the 2014 Term Loan; however, subject to certain exceptions, mandatory prepayments of up to 50% of Excess Cash Flow may be required, based on ESH REIT’s Consolidated Leverage Ratio, each as defined. For the year ended December 31, 2015, ESH REIT had no Excess Cash Flow, as defined, and therefore no mandatory prepayment is required during the three months ending March 31, 2016. For the period from July 1, 2014 through December 31, 2014, ESH REIT’s Excess Cash Flow, as defined, totaled approximately $17.1 million, which required ESH REIT to make a mandatory prepayment of approximately $8.5 million during the three months ended March 31, 2015.

Obligations under the 2014 Term Loan are guaranteed by certain of ESH REIT’s existing and future direct and indirect domestic subsidiaries, with certain exceptions, including certain entities that may not provide guarantees pursuant to the 2012 Mortgage Loan. The 2014 Term Loan is secured by a first-priority security interest in substantially all of the assets of ESH REIT and the guarantors under the facility on a pari passu basis with obligations under the ESH REIT Revolving Credit Facility (as defined below), with certain exceptions, including certain entities that may not be pledged pursuant to the 2012 Mortgage Loan. Subject to an intercreditor agreement that, among other things, provides priority in favor of the ESH REIT Revolving Credit Facility under certain circumstances, the 2014 Term Loan may be repaid prior to its maturity, subject to a prepayment penalty on or after December 24, 2015 but prior to June 24, 2016 in an amount equal to 1.0% of the aggregate principal amount repaid. Repayments on or after June 24, 2016 require no prepayment penalty.

The 2014 Term Loan contains a number of restrictive covenants that, among other things and subject to certain exceptions, restrict ESH REIT’s ability and the ability of its subsidiaries to incur additional indebtedness, pay distributions and make other restricted payments, engage in transactions with ESH REIT’s affiliates, sell all or substantially all of its assets, merge and create liens. The 2014 Term Loan also contains certain customary affirmative covenants and events of default. During a Trigger Event, an Adjusted Trigger Event, a Default or an Event of Default, each as defined, ESH REIT is restricted from making cash distributions, subject to certain exceptions. As of December 31, 2015, none of these events had occurred.

ESH REIT Senior Notes

On May 15, 2015, ESH REIT issued $500.0 million of 5.25% senior notes due in 2025 (the “2025 Notes”) under an indenture (the “Indenture”) with Deutsche Bank Trust Company Americas, as trustee, at a price equal to 100% of their par value in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. ESH REIT used the proceeds and cash on hand to repay $500.0 million of the outstanding balance under its 2012 Mortgage Loan. The 2025 Notes mature on May 1, 2025 and bear interest at a fixed rate of 5.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year.

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

The Indenture contains a number of customary covenants that, subject to certain exceptions, limit ESH REIT’s ability and the ability of certain of its subsidiaries to incur additional debt, create certain liens, pay dividends or distributions, make certain investments and other payments, enter into affiliate transactions, sell assets or merge, consolidate or transfer substantially all of their assets, among other things. ESH REIT was in compliance with all covenants set forth in the Indenture as of December 31, 2015.

Revolving Credit Facilities

ESH REIT Revolving Credit Facility—On November 18, 2013, ESH REIT entered into a $250.0 million revolving credit facility (the “ESH REIT Revolving Credit Facility”). Subject to the satisfaction of certain criteria, ESH REIT is able to request to increase the facility to an amount up to $350.0 million at any time. The facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same day notice, referred to as swingline loans, in an amount up to $20.0 million. ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the outstanding amount under the facility, and a fee of 3.125% on outstanding letters of credit. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (i) the prime lending rate, (ii) the overnight federal funds rate plus 0.5% or (iii) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.00% for base rate loans and 3.00% for LIBOR loans. There is no scheduled amortization under the facility and the facility matures on November 18, 2016, subject to a one-year extension option.

ESH REIT had no letters of credit outstanding under this credit facility, an outstanding balance drawn of $0 and borrowing capacity available of $250.0 million as of December 31, 2015 and 2014. ESH REIT incurred approximately $1.0 million, $1.3 million and $0.1 million of interest expense and fees in connection with this facility, which are included as a component of net interest expense in the accompanying consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013, respectively.

ESH REIT’s obligations under the ESH REIT Revolving Credit Facility are guaranteed by its existing and future direct and indirect domestic subsidiaries, with certain exceptions, including certain entities that may not provide guarantees pursuant to the 2012 Mortgage Loan. The ESH REIT Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of ESH REIT and the guarantors under the facility on a pari passu basis with obligations under the 2014 Term Loan, with certain exceptions, including certain entities that may not be pledged pursuant to the 2012 Mortgage Loan.

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

If any loans or obligations are outstanding during any fiscal quarter, the ESH REIT Revolving Credit Facility requires that the Consolidated Leverage Ratio, as defined, calculated as of the end of such fiscal quarter, be less than or equal to 9.00 to 1.0 for fiscal quarters ended on or after January 1, 2016. Further, if loans or obligations are outstanding during any calendar month, the ESH REIT Revolving Credit Facility requires that the Debt Yield or the Adjusted Debt Yield, each as defined, not be less than 9.0% as of the last day of such calendar month.

In order to avoid a Trigger Event or an Adjusted Trigger Event, the ESH REIT Revolving Credit Facility requires a Debt Yield and an Adjusted Debt Yield, each as defined, of at least 11.5%. The occurrence of a Trigger Event or an Adjusted Trigger Event would require ESH REIT to repay the outstanding facility balance cash collateralize outstanding letters of credit and restrict ESH REIT from making cash distributions, subject to certain exceptions. As of December 31, 2015, the Debt Yield and Adjusted Debt Yield were 29.0% and 20.0%, respectively, and no Trigger Event or Adjusted Trigger Event had occurred.

Extended Stay LLC Revolving Credit Facility—On November 30, 2012, Extended Stay LLC, a subsidiary of ESH REIT, entered into a revolving credit facility of $100.0 million. Extended Stay LLC incurred a fee of 0.5% on the undrawn revolver balance. Extended Stay LLC incurred approximately $0.9 million of fees in connection with the Extended Stay LLC revolving credit facility, which are included as a component of net interest expense in the accompanying consolidated and combined statement of operations for the year ended December 31, 2013. On November 18, 2013, the Extended Stay LLC revolving credit facility terminated in connection with the Offering and ESH REIT wrote off approximately $0.7 million in unamortized deferred financing costs, which are included as a component of net interest expense in the accompanying consolidated and combined statement of operations for the year ended December 31, 2013.

ESH REIT Mezzanine Loans

On November 30, 2012, ESH REIT entered into three mezzanine loans totaling $1.08 billion (the “2012 Mezzanine Loans”). The 2012 Mezzanine Loans would have matured on December 1, 2019, with all outstanding principal and unpaid interest due on that date; however, as discussed above, in 2013, ESH REIT repaid $715.0 million of the 2012 Mezzanine Loans and in 2014, ESH REIT repaid the remaining outstanding balance of $365.0 million of the 2012 Mezzanine Loans. Under certain limited circumstances, losses related to the 2012 Mezzanine Loans and costs incurred by the lenders were guaranteed by certain of the Corporation’s subsidiaries up to an aggregate liability of $108.0 million.

Assumed Mortgage Loan

Two of ESH REIT’s hotel properties were subject to a mortgage loan that was assumed on October 8, 2010 when the hotels were acquired (the “Assumed Mortgage Loan”). The Assumed Mortgage Loan was secured by the two hotel properties. On October 23, 2013, ESH REIT prepaid the Assumed Mortgage Loan, which had an outstanding principal balance of approximately $5.5 million.

Interest Expense— The components of net interest expense for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Contractual interest	$121,715	$121,672	$194,980
Amortization of deferred financing costs and debt discount	9,408	11,869	12,345
Debt extinguishment and other costs	3,890	10,223	26,933
Interest income	(233)	(532)	(629)

Total	$134,780	$143,232	$233,629

Future Maturities of Debt—The future maturities of debt as of December 31, 2015, are as follows (in thousands):

Years Ending December 31,
2016	$—
2017	111,157
2018	—
2019	2,186,463	(1)
2020	—
Thereafter	500,000

Total	$2,797,620

(1)	Subject to certain exceptions, the 2014 Term Loan may require mandatory prepayments of up to 50% of Excess Cash Flow based on ESH REIT’s Consolidated Leverage Ratio, each as defined. Mandatory prepayments are determined on an annual basis and are payable during the first three months of the subsequent fiscal year. No mandatory prepayment is required during the three months ending March 31, 2016, based on the calculation of Excess Cash Flow for the year ended December 31, 2015.

Fair Value of Debt—As of December 31, 2015 and 2014, the estimated fair value of ESH REIT’s 2012 Mortgage Loan, 2014 Term Loan and 2025 Notes was approximately $2.8 billion and $2.9 billion, respectively. The estimated fair values of ESH REIT’s 2012 Mortgage Loan, 2014 Term Loan and 2025 Notes are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on ESH REIT’s 2012 Mortgage Loan, 2014 Term Loan and 2025 Notes (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available.

7.	INCOME TAXES

Income before income tax expense (benefit) for the years ended December 31, 2015, 2014 and 2013 consists of the following (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
U.S.	$386,656	$247,694	$97,878
Canada	47	(1,710)	1,712

Total	$386,703	$245,984	$99,590

The components of income tax expense (benefit) for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Federal (including foreign):
Current	$1,336	$(1,694)	$3,520
Deferred	6,059	(309)	(6,666)
State:
Current	1,107	583	3,044
Deferred	17	310	(774)

Total	$8,519	$(1,110)	$(876)

The differences between income tax expense (benefit) at the effective tax rate and the statutory U.S. federal income tax rate for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
Tax at statutory rate	$135,346	35.0%	$86,094	35.0%	$34,857	35.0%
State income tax	1,160	0.3	893	0.4	910	0.9
Foreign income tax rate differential	4	—	(135)	(0.1)	162	0.2
Nondeductible (nontaxable):
ESH REIT income	(128,354)	(33.2)	(85,184)	(34.7)	(33,798)	(34.0)
Pass-through entity income	—	—	—	—	(255)	(0.3)
Change in expected distribution policy	—	—	—	—	(5,561)	(5.6)
Equity-based compensation	—	—	1	—	1,865	1.9
Other permanent differences	(68)	—	—	—	1,294	1.3
Valuation allowance	—	—	—	—	166	0.2
Other—net	431	0.1	(2,779)	(1.1)	(516)	(0.5)

Income tax expense (benefit)—net	$8,519	2.2%	$(1,110)	(0.5)%	$(876)	(0.9)%

The significant components of deferred tax assets and deferred tax liabilities as of December 31, 2015 and 2014, consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Deferred tax assets:
Net operating loss carryforwards	$—	$7,267
Other	2	139

Total net deferred tax assets:	2	7,406
Deferred tax liabilities:
Depreciable property	(2,050)	(3,073)
Other	(649)	(1,127)

Total net deferred tax (liabilities) assets:	$(2,697)	$3,206

ESH REIT has elected to be taxed and expects to continue to qualify as a REIT under Sections 856 through 860 of the Code. A REIT is a legal entity that holds real estate assets and is generally not subject to federal and state income taxes. In order to maintain qualification as a REIT, ESH REIT is required to distribute at least 90% of its taxable income, excluding net capital gain to its shareholders each year. In addition, ESH REIT must meet a number of complex organizational and operational requirements. If ESH REIT were to fail to qualify as a REIT in any taxable year, it would be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and generally would be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it lost its REIT qualification. Even in qualifying as a REIT, ESH REIT may be subject to state and local taxes in certain jurisdictions, and is subject to federal income and excise taxes on undistributed income.

In 2015, ESH REIT distributed approximately 95% of its taxable income and utilized its federal net operating loss carryforward of approximately $18.6 million and, as a result, incurred minimal current federal income tax in the form of alternative minimum tax. Deferred tax expense was incurred due to the utilization of the deferred tax asset associated with the net operating loss carryforward. In the future, ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. ESH REIT expects that such distributions will be approximately 95% of its taxable income. Accordingly, ESH REIT is expected to be subject to federal and state income tax on approximately 5% of its taxable income. As a result, ESH REIT has recorded deferred tax assets and liabilities to reflect the fact that an estimated 5% of its future taxable income is expected to be subject to tax.

ESH REIT had taxable income prior to distributions of approximately $369.0 million, $194.0 million and $192.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. In 2015, ESH REIT made approximately $273.1 million in cash distributions to its shareholders, of which approximately $113.0 million was considered capital gain and approximately $160.1 million was considered ordinary taxable income. In January 2016, ESH REIT paid a special distribution of approximately $86.5 million, of which approximately $77.4 million was deductible in 2015. The special distribution paid in 2016 will be considered a taxable dividend. In 2014, ESH REIT made approximately $241.2 million in cash distributions to its shareholders. In 2013, ESH REIT made approximately $239.8 million in distributions to its shareholders, which consisted of a cash distribution of approximately $78.4 million and a property distribution of approximately $161.4 million. All of the 2014 and 2013 distributions were considered taxable dividends.

As of December 31, 2015, the book basis of ESH REIT’s property and equipment was approximately $80.0 million greater than the tax basis of its assets.

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

8.	QUARTERLY RESULTS (Unaudited)

Quarterly financial data for the years ended December 31, 2015 and 2014 is as follows (in thousands, except per share data):

	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2015	2014	2015	2014	2015	2014	2015(1)	2014
Rental revenues from Extended Stay America, Inc.	$123,191	$123,647	$123,600	$123,599	$156,841	$139,605	$316,003	$297,354

Income from operations	46,533	49,395	49,258	50,821	81,797	67,537	346,621	225,092

Net income	14,046	11,795	15,188	6,786	45,770	36,340	303,180	192,173

Net income per common share—Class A—basic(2)	$0.03	$0.03	$0.03	$0.01	$0.10	$0.08	$0.67	$0.42

Net income per common share—Class A—diluted(2)	$0.03	$0.03	$0.03	$0.01	$0.10	$0.08	$0.67	$0.42

Net income per common share—Class B—basic(2)	$0.03	$0.03	$0.03	$0.01	$0.10	$0.08	$0.67	$0.42

Net income per common share—Class B—diluted(2)	$0.03	$0.03	$0.03	$0.01	$0.10	$0.08	$0.67	$0.42

(1)	Includes gain on sale of hotel properties of approximately $116.6 million, which relates to the sale of a portfolio of 53 hotel properties in December 2015 as discussed in Note 4.
(2)	The sum of the four quarters may differ from the annual amount due to rounding.

9.	EQUITY

ESH REIT has authorized 4,300.0 million shares of Class A common stock, par value $0.01 per share, of which approximately 250.5 million and 250.3 million shares were issued and outstanding as of December 31, 2015 and 2014, respectively. All issued and outstanding shares of ESH REIT Class A common stock were held by the Corporation as of December 31, 2015 and 2014. ESH REIT has authorized 7,800.0 million shares of Class B common stock, par value $0.01 per share, of which approximately 204.6 million and 204.5 million shares were issued and outstanding as of December 31, 2015 and 2014, respectively. Each share of ESH REIT’s outstanding Class B common stock is attached to and trades as a single unit with one share of the Corporation’s common stock.

ESH REIT has authorized 350.0 million shares of preferred stock, par value $0.01 per share, of which no shares were issued or outstanding as of December 31, 2015 and 2014. Additionally, ESH REIT has authorized 125 shares of preferred stock, no par value, of which 125 shares were issued and outstanding as of December 31, 2015 and 2014. The preferred stock pays dividends at a rate of 12.5% per year. With respect to dividends and distributions upon ESH REIT’s liquidation, winding-up or dissolution, the 12.5% preferred stock ranks senior to the Class A and Class B common stock. The liquidation preference of the 12.5% preferred stock is $1,000 per share plus any accumulated unpaid dividends. Shares of 12.5% preferred stock may be redeemed, in whole or in part, at any time for a per share amount equal to the liquidation preference plus all accumulated unpaid dividends.

ESH REIT paid cash distributions totaling approximately $273.1 million (of which approximately $150.3 million was paid to the Corporation), $241.2 million (of which approximately $132.7 million was paid to the Corporation) and $78.4 million (paid to the Sponsors prior to the Offering) during the years ended December 31, 2015, 2014 and 2013, respectively. Property distributions of approximately $161.4 million were made during the year ended December 31, 2013.

On December 10, 2015, the Board of Directors of ESH REIT declared a special cash distribution of $0.19 per share, payable to its Class A and Class B common shareholders, totaling approximately $86.5 million. Approximately $47.6 million is payable to the Corporation and is included in due to Extended Stay America, Inc. and approximately $38.9 million is payable to Class B common shareholders and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2015. ESH REIT paid this special distribution on January 18, 2016 to shareholders of record as of January 4, 2016.

Also, on December 10, 2015, the Board of Directors of ESH Hospitality, Inc., together with the Board of Directors of Extended Stay America, Inc., authorized a combined Paired Share repurchase program for up to $100 million of the Paired Shares. On February 23, 2016, the Boards of Directors of Extended Stay America, Inc. and ESH Hospitality, Inc. authorized an increase of the combined Paired Share repurchase program from $100 million to up to $200 million of Paired Shares. The program expires on December 31, 2016. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice.

ESH REIT records distributions in excess of retained earnings as a reduction to additional paid in capital. As of December 31, 2015, ESH REIT has cumulative earnings in excess of declared distributions of approximately $14.3 million.

Prior to the Pre-IPO Transactions, noncontrolling interests consisted of all of the equity of HVM, a consolidated VIE (see Note 10).

10.	VARIABLE INTEREST ENTITY

As discussed in Notes 1 and 2, the results of operations, comprehensive income and cash flows of HVM are consolidated in ESH REIT’s accompanying consolidated financial statements for the period from January 1, 2013 through the Pre-IPO Transactions. As part of the Pre-IPO Transactions, ESA Management acquired all of the assets and assumed all of the liabilities of HVM for approximately $0.8 million; at that time, the existing management and service agreements were terminated. The following describes HVM’s financial activity prior to the Pre-IPO Transactions, including activity between HVM and ESH REIT, the majority of which eliminated in consolidation.

Hotel Management Agreements with ESH REIT—On October 8, 2010, ESH REIT’s taxable REIT subsidiaries, the Operating Lessees, executed management agreements with HVM with respect to the hotels under lease. Under the terms of these agreements, HVM provided management services to the hotels, including supervision, direction, control of the operation, and management and promotion of the hotel properties in a manner consistent with extended stay hotels of similar size, type, or usage in similar locations.

The following table sets forth a summary of the fees provided under the hotel management agreements between HVM and the Operating Lessees for the period from January 1, 2013 through the Pre-IPO Transactions:

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

Administrative Services Agreements with ESH REIT—On October 8, 2010, ESH REIT executed service agreements with HVM, whereby HVM provided services for certain administrative, legal, financial, accounting, and related services, including services related to property acquisitions and oversight and procurement of capital assets. Fees consisted of HVM’s cost of providing the services plus 6%. In connection with the Pre-IPO Transactions, the Corporation acquired the net assets of HVM; therefore, the administrative services agreements were terminated at that time.

Third Party Management Agreements—For the period from January 1, 2013 through the Pre-IPO Transactions, HVM managed two hotels for a third-party hotel owner-operator under a separate agreement with each hotel. These management agreements were assumed by ESA Management as part of the Pre-IPO Transactions. ESH REIT acquired these hotels on December 31, 2013 (see Note 4).

The following table sets forth a summary of hotel management fees, administrative services fees, general and administrative expense reimbursement fees, third party management fees and reimbursements to HVM for these activities for the period from January 1, 2013 through the Pre-IPO Transactions (in thousands). Where appropriate, such amounts have been eliminated in the accompanying consolidated financial statements.

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

Condensed Consolidated Financial Information—The condensed consolidated statement of operations of HVM for the period from January 1, 2013 through the Pre-IPO Transactions is as follows (in thousands):

Revenues:
Management fee revenues	$62,173
Reimbursement of payroll from managed properties	180,335

Total revenues	242,508
Operating expenses:
General and administrative expenses	58,049
Restructuring expenses	605
Managed property payroll expenses	180,335
Depreciation and amortization	1,300

Total operating expenses	240,289
Other income	120

Net income	$2,339

11.	RELATED PARTY TRANSACTIONS

Leases and Related Rental Revenues—ESH REIT’s revenues are derived from four leases. The counterparty to each lease agreement are the Operating Lessees, subsidiaries of the Corporation. ESH REIT recognizes fixed rental revenues with respect to the leases on a straight-line basis. For the years ended December 31, 2015 and 2014 and for the period from the Pre-IPO Transactions through December 31, 2013, ESH REIT recognized fixed rental revenues from the Operating Lessees of approximately $490.8 million, $494.0 million and $67.2 million, respectively. Approximately $41.5 million and $30.9 million is recorded as deferred rents receivable from the Operating Lessees in the accompanying consolidated balance sheets as of December 31, 2015 and 2014, respectively. Deferred rents receivable are expected to be received in cash by October 2018.

Future fixed rental payments to be received under noncancelable leases as of December 31, 2015, are as follows (in thousands):

Years Ending December 31,
2016	$466,226
2017	480,260
2018	412,267

Total	$1,358,753

ESH REIT also recognized approximately $228.8 million, $190.2 million and $4.7 million in percentage rental revenues from the Operating Lessees for the years ended December 31, 2015 and 2014 and for the period from the Pre-IPO Transactions through December 31, 2013, respectively. Approximately $4.3 million and $2.0 million of percentage rental revenues were outstanding and included as rents receivable from the Operating Lessees on the accompanying consolidated balance sheets as of December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, because all percentage rental revenue thresholds had been achieved for the year, no unearned percentage rental revenues existed.

As of December 31, 2015 and 2014, ESH REIT recorded unearned rental revenues from the Operating Lessees related to January 2016 and 2015 prepaid fixed rental revenues of approximately $38.3 million and $28.1 million, respectively.

Distributions—Subsequent to the Pre-IPO Transactions, the Corporation owns all of the Class A common stock of ESH REIT, which represents approximately 55% of the outstanding shares of common stock of ESH REIT. Distributions of approximately $150.3 million and $132.7 million were paid from ESH REIT to the Corporation in respect of the Class A common stock of ESH REIT during the years ended December 31, 2015 and 2014, respectively.

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

As of December 31, 2015, 163,368 restricted stock units issued by the Corporation have vested but have not been settled. In March 2016, in accordance with the awards’ settlement provisions, ESH REIT expects to issue and be compensated for 163,368 shares of Class B common stock, each of which will be attached to a share of common stock of the Corporation to form a Paired Share. As of December 31, 2015, ESH REIT has recognized a receivable of approximately $1.1 million related to these equity-based awards, which is included in due to Extended Stay America, Inc. on the accompanying consolidated balance sheet.

Overhead Costs—ESA Management incurs costs under a services agreement with ESH REIT for certain overhead services performed on its behalf. The services relate to executive management, accounting, financial analysis, training and technology. For the years ended December 31, 2015 and 2014 and for the period from the Pre-IPO Transactions through December 31, 2013, ESH REIT incurred expense of approximately $9.5 million, $7.3 million and $1.1 million, respectively, related to this agreement, which is included in general and administrative expenses in the accompanying consolidated statements of operations. The expenses ESH REIT incurred under this services agreement include expenses related to applicable employees that participate in the Corporation’s long-term incentive plan (as described in Note 13). Such charges were approximately $1.1 million, $0.6 million and $0 for the years ended December 31, 2015, 2014 and 2013, respectively.

Working Capital—As of December 31, 2015, ESH REIT had an outstanding net payable of approximately $64.7 million due to the Corporation and its subsidiaries. This amount consists of an unpaid special cash distribution ESH REIT declared on its Class A common shares of approximately $47.6 million and certain disbursements ESA Management made on behalf of ESH REIT in the ordinary course of business. As of December 31, 2014, ESH REIT had an outstanding net receivable of approximately $1.2 million due from the Corporation and its subsidiaries. This amount included a receivable due from the Operating Lessees, consisting of certain disbursements ESH REIT made on their behalf, offset by a payable due to ESA Management, consisting of certain disbursements made on behalf of ESH REIT in the ordinary course of business. Outstanding balances are typically repaid within 60 days.

Trademark Fees—Prior to the Pre-IPO Transactions, ESH Strategies licensed the use of its trademarks to ESH REIT’s taxable REIT subsidiaries. The agreements provided for a trademark fee of 0.3% of revenues. Trademark fees under these agreements were approximately $3.0 million for the period from January 1, 2013 through the Pre-IPO Transactions and are included in the accompanying consolidated statement of operations.

12.	COMMITMENTS AND CONTINGENCIES

Lease Commitments—ESH REIT is a tenant under long-term ground leases at four of its hotel properties. The initial terms of the ground lease agreements terminate at various dates between 2016 and 2096, and three leases include multiple renewal options for generally five or 10 year periods. Ground lease expense is included in hotel operating expenses in the accompanying consolidated statements of operations.

Prior to the Pre-IPO Transactions, HVM executed a lease for office space in Charlotte, North Carolina, in conjunction with the relocation of its corporate headquarters. The lease was assumed by ESA Management as part of the Pre-IPO Transactions. Office lease expense is included in general and administrative expenses in the accompanying consolidated statements of operations for the period from January 1, 2013 through the Pre-IPO Transactions.

Rent expense on office and ground leases is recognized on a straight-line basis and was approximately $1.5 million, $1.6 million and $3.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Future minimum lease payments under operating leases as of December 31, 2015, are as follows (in thousands):

Years Ending December 31,
2016	$729
2017	750
2018	771
2019	775
2020	845
Thereafter	81,536

Total	$85,406

Other Commitments—ESH REIT has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of its properties is located. The initial term of the agreement terminates in 2031. The cost related to this commitment was approximately $0.3 million for each of the years ended December 31, 2015, 2014 and 2013, and is included in hotel operating expenses in the accompanying consolidated statements of operations.

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

13.	EQUITY-BASED COMPENSATION

The Corporation and ESH REIT each maintain a long-term incentive plan (“LTIP”), as amended and restated in 2015, and approved by their shareholders. Under the LTIPs, the Corporation and ESH REIT may issue to eligible employees or directors restricted stock awards (“RSAs”), restricted stock units (“RSUs”) or other equity-based awards, in respect of Paired Shares, with service, performance or market vesting conditions. The aggregate number of Paired Shares that may be the subject of awards under the LTIPs shall not exceed 8.0 million, of which no more than 4.0 million may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIP has a share reserve of an equivalent number of shares of common stock of the Corporation and Class B common stock of ESH REIT. As of December 31, 2015, 6,050,035 Paired Shares were available for future issuance under the LTIPs.

Equity-based compensation expense is recognized by amortizing the grant-date fair value of the equity-based awards, less estimated forfeitures, on a straight-line basis over the requisite service period of each award. The fair value of equity-based awards is based on the closing price of a Paired Share on the date of grant. A portion of the grant-date fair value of all equity-based awards is allocated to a share of common stock of the Corporation and a portion is allocated to a share of Class B common stock of ESH REIT. Expense related to the portion of the grant-date fair value with respect to a share of common stock of the Corporation is recorded as a payable due to the Corporation. Expense related to the portion of the grant-date fair value with respect to a share of Class B common stock of ESH REIT is recorded as an increase to additional paid in capital, a component of ESH REIT’s consolidated shareholders’ equity.

Equity-based compensation expense was approximately $1.1 million (which includes approximately $0.7 million paid or due to the Corporation), $1.4 million (which includes approximately $0.7 million paid or due to the Corporation) and $6.6 million (which includes approximately $0.1 million paid to the Corporation), for the years ended December 31, 2015, 2014 and 2013, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

As of December 31, 2015, there was approximately $0.2 million of unrecognized compensation expense related to outstanding equity-based awards, which is expected to be recognized subsequent to December 31, 2015 over a weighted-average period of approximately 2.5 years. Total unrecognized compensation expense will be adjusted for actual forfeitures.

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

The Corporation accounts for awards issued under its LTIP in a manner similar to that of ESH REIT. For all LTIP awards granted by the Corporation, ESH REIT will receive compensation for the fair value of the Class B shares on the date of settlement of such Class B shares by ESH REIT. For the period from the Pre-IPO Transactions through December 31, 2015, the Corporation granted a total of 1,513,095 service-based and performance-based restricted stock units, of which 189,746 were forfeited or settled, under which ESH REIT is counterparty and is expected to issue, and be compensated in cash for, 1,323,349 shares of Class B common stock of ESH REIT in future periods, assuming performance-based awards vest at 100% and no forfeitures.

RSA/RSU activity during the years ended December 31, 2015, 2014 and 2013, after taking into account the conversion of Profit Units (defined below) issued under HVM’s management incentive plan at the time of the Offering was as follows:

	Number of RSAs/RSUs (in thousands)	Weighted- Average Grant- Date Fair Value (1)
Outstanding RSAs/RSUs—January 1, 2013	4,816	$6.96
RSAs/RSUs granted in 2013	185	$17.75
RSAs/RSUs converted or accelerated in 2013	(2,802)	$6.67
RSAs/RSUs settled in 2013	(96)	$6.67
RSAs/RSUs forfeited in 2013	(520)	$5.76

Outstanding RSAs/RSUs—December 31, 2013	1,583	$9.35
RSAs/RSUs granted in 2014	3	$23.14
RSAs/RSUs settled in 2014	(712)	$8.74
RSAs/RSUs forfeited in 2014	(274)	$8.07

Outstanding RSAs/RSUs—December 31, 2014	600	$10.38
RSAs/RSUs granted in 2015	8	$19.74
RSAs/RSUs settled in 2015	(344)	$11.11
RSAs/RSUs forfeited in 2015	(20)	$9.34

Outstanding RSAs/RSUs—December 31, 2015	244	$9.71

Vested RSAs/RSUs—December 31, 2015	1	$23.14
Nonvested RSAs/RSUs—December 31, 2015	243	$9.65
Vested RSAs/RSUs—December 31, 2014	—	$—
Nonvested RSAs/RSUs—December 31, 2014	600	$10.38

(1)	A valuation was performed contemporaneously with the issuance of grants.

Awards Issued Prior to the Offering

Prior to the Pre-IPO Transactions, HVM maintained a management incentive plan which provided for HVM employees and members of Holdings’ boards of managers awards of restricted limited liability interests (“Profit Units”) in Holdings. On November 12, 2013, holders of outstanding Profit Units received an aggregate distribution of cash of approximately $2.4 million from Holdings and all remaining outstanding Profit Units were converted into restricted stock awards. 80% of the restricted stock awards received in respect of the Profit Units were received with the same vesting schedules as the Profit Units and at their fair values. 20% of the restricted stock awards received in respect of the Profit Units were received with acceleration to their existing vesting schedules (subject to holding requirements that generally matched the vesting schedule of the underlying Profit Units). As a result of this acceleration, ESH REIT incurred compensation expense of approximately $2.3 million during the year ended December 31, 2013.

Prior to the Offering, the fair value of equity-based awards on the date of grant was estimated using the Black-Scholes Merton model, using various assumptions regarding (a) the expected holding period, (b) the risk-free rate of return, (c) expected dividend yield on the underlying units, (d) the expected volatility in the fair value of equity, and (e) a discount for lack of marketability, and was calculated based on the grant agreement terms, which included thresholds for internal rate of return and recovery of Holdings’ members’ initial equity investments.

The expected holding period represented the period of time that the Profit Units were expected to be outstanding. The Profit Units were assumed to remain outstanding until a change in control of ownership. The risk-free rate of return for periods approximating the expected holding period of the Profit Units was based on the U.S. constant maturity treasuries yield in effect at the grant date. A dividend yield was assumed based on ESH

REIT’s historical dividend rate. Because the equity was privately held and was not traded in an active market, ESH REIT used the historical volatility of the share values of publicly traded companies within similar industries as a surrogate for the expected volatility of the equity. The discount for lack of marketability was calculated for each expected holding period using a put-option Black-Scholes Merton model. The key assumptions used for the period from January 1, 2013 through the Pre-IPO Transactions were as follows:

Expected holding period	0.25 years
Risk–free rate of return	0.2%
Expected dividend yield	0.0%
Expected volatility	30.0%
Discount for lack of marketability	20.0%

14.	DEFINED CONTRIBUTION BENEFIT PLAN

HVM had a savings plan that qualified under Section 401(k) of the Code for all employees meeting the eligibility requirements of the plan, and the plan was transferred to ESA Management as part of the Pre-IPO Transactions. The plan has an employer-matching contribution of 50% of the first 6% of an employee’s contribution, which vests over an employee’s initial five-year service period. The plan also provides for contributions up to 100% of eligible employee pretax salary, subject to the Code’s annual deferral limit of $17,500 during 2013. Employer contributions, net of forfeitures, totaled approximately $1.3 million for the period from January 1, 2013 through the Pre-IPO Transactions.

15.	SUBSEQUENT EVENTS

On January 18, 2016, ESH REIT paid a special cash distribution, which was declared on December 10, 2015, of $0.19 per share to its Class A and Class B common shareholders, totaling approximately $86.5 million, of which approximately $47.6 million was paid to the Corporation.

On February 23, 2016, the Boards of Directors of Extended Stay America, Inc. and ESH Hospitality, Inc. authorized an increase of the combined Paired Share repurchase program from $100 million to up to $200 million of Paired Shares.

On February 23, 2016, the Board of Directors of ESH REIT declared a cash distribution of $0.15 per share for the fourth quarter of 2015 on its Class A and Class B common stock. The distribution is payable on March 22, 2016 to shareholders of record as of March 8, 2016.

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2015

(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount Carried at Close of Period December 31, 2015							Depreciable Lives (Years) (3)
Description	Location	Encumbrances	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Hotel Properties:
Anchorage — Downtown	Anchorage, AK	(4)	$723	$8,791	$137	$83	$661	$937	$806	$9,452	$1,074	$11,332	$(2,110)	10/8/2010	2003	43
Anchorage — Midtown	Anchorage, AK	(4)	2,600	20,740	240	75	771	1,337	2,675	21,511	1,577	25,763	(3,882)	10/8/2010	2004	45
Fairbanks — Old Airport Way	Fairbanks, AK	(4)	2,978	12,016	98	136	595	806	3,114	12,611	904	16,629	(2,623)	10/8/2010	2001	40
Juneau — Shell Simmons Drive	Juneau, AK	(4)	2,979	12,135	132	159	688	814	3,138	12,823	946	16,907	(2,487)	10/8/2010	2001	41
Birmingham — Inverness	Birmingham, AL	(4)	359	688	33	31	103	416	390	791	449	1,630	(400)	10/8/2010	1996	26
Birmingham — Perimeter Park South	Birmingham, AL	(4)	1,737	3,218	53	86	256	479	1,823	3,474	532	5,829	(918)	10/8/2010	1998	33
Birmingham — Wildwood	Birmingham, AL	(4)	385	1,890	33	121	115	502	506	2,005	535	3,046	(688)	10/8/2010	1996	26
Huntsville — U.S. Space and Rocket Center	Huntsville, AL	(4)	770	5,385	39	59	222	341	829	5,607	380	6,816	(1,233)	10/8/2010	1997	32
Mobile — Spring Hill	Mobile, AL	(4)	1,185	7,479	41	68	320	442	1,253	7,799	483	9,535	(1,574)	10/8/2010	1997	32
Montgomery — Carmichael Rd.	Montgomery, AL	(4)	1,045	—	35	109	98	313	1,154	98	348	1,600	(334)	10/8/2010	1996	(6)
Montgomery — Eastern Blvd.	Montgomery, AL	(4)	600	4,231	44	63	389	721	663	4,620	765	6,048	(1,431)	10/8/2010	1997	32
Little Rock — Financial Centre Parkway	Little Rock, AR	(4)	1,630	2,916	46	50	687	944	1,680	3,603	990	6,273	(807)	10/8/2010	1996	31
Little Rock — West Little Rock	Little Rock, AR	(4)	1,708	1,931	39	58	537	813	1,766	2,468	852	5,086	(641)	10/8/2010	1997	27
Fayetteville — Springdale	Springdale, AR	(4)	1,460	—	55	96	651	809	1,556	651	864	3,071	(457)	10/8/2010	2001	(6)
Phoenix — Mesa	Mesa, AZ	(4)	1,098	2,347	38	83	692	804	1,181	3,039	842	5,062	(682)	10/8/2010	1997	37
Phoenix — Mesa — West	Mesa, AZ	(4)	1,305	2,589	44	80	467	548	1,385	3,056	592	5,033	(830)	10/8/2010	1997	32
Phoenix — Peoria	Peoria, AZ	(4)	1,229	3,741	38	48	384	649	1,277	4,125	687	6,089	(930)	10/8/2010	1998	39
Phoenix — Airport	Phoenix, AZ	(4)	1,764	408	38	54	458	591	1,818	866	629	3,313	(846)	10/8/2010	1998	40
Phoenix — Airport — E. Oak St.	Phoenix, AZ	(4)	1,623	1,109	57	101	205	710	1,724	1,314	767	3,805	(649)	10/8/2010	1997	36
Phoenix — Biltmore	Phoenix, AZ	(4)	1,191	1,372	50	103	587	1,044	1,294	1,959	1,094	4,347	(835)	10/8/2010	1997	37
Phoenix — Chandler	Phoenix, AZ	(4)	1,130	2,983	39	54	452	707	1,184	3,435	746	5,365	(889)	10/8/2010	1998	38
Phoenix — Chandler — E. Chandler Blvd.	Phoenix, AZ	(4)	1,745	3,307	49	96	1,033	1,178	1,841	4,340	1,227	7,408	(1,156)	10/8/2010	1998	34
Phoenix — Deer Valley	Phoenix, AZ	(4)	945	2,092	39	56	424	857	1,001	2,516	896	4,413	(838)	10/8/2010	1998	38
Phoenix — Midtown	Phoenix, AZ	(4)	1,195	3,918	59	107	1,018	1,359	1,302	4,936	1,418	7,656	(1,401)	10/8/2010	1998	39
Phoenix — Scottsdale	Scottsdale, AZ	(4)	1,655	3,691	46	133	480	985	1,788	4,171	1,031	6,990	(1,098)	10/8/2010	1997	37
Phoenix — Scottsdale — North	Scottsdale, AZ	(4)	1,476	4,266	43	42	628	770	1,518	4,894	813	7,225	(1,203)	10/8/2010	1997	32
Phoenix — Scottsdale — Old Town	Scottsdale, AZ	(4)	1,605	2,564	43	110	577	828	1,715	3,141	871	5,727	(1,413)	10/8/2010	1995	30
Phoenix — Airport — Tempe	Tempe, AZ	(4)	1,228	3,249	46	112	327	521	1,340	3,576	567	5,483	(906)	10/8/2010	1999	39
Tucson — Grant Road	Tucson, AZ	(4)	1,780	5,364	43	69	677	829	1,849	6,041	872	8,762	(1,240)	10/8/2010	1997	32
Oakland — Alameda	Alameda, CA	(4)	5,165	9,134	57	61	696	807	5,226	9,830	864	15,920	(2,171)	10/8/2010	2000	40
Oakland — Alameda Airport	Alameda, CA	(4)	3,197	3,067	55	48	596	946	3,245	3,663	1,001	7,909	(1,191)	10/8/2010	1999	40
San Jose — Santa Clara	Alviso, CA	(4)	5,036	2,681	64	109	511	543	5,145	3,192	607	8,944	(1,123)	10/8/2010	2001	41
Orange County — Anaheim Convention Center	Anaheim, CA	(4)	4,439	3,574	73	73	674	866	4,512	4,248	939	9,699	(1,497)	10/8/2010	2001	41
Orange County — Anaheim Hills	Anaheim, CA	(4)	4,779	2,040	98	44	636	696	4,823	2,676	794	8,293	(1,127)	10/8/2010	2002	42
Los Angeles — Arcadia	Arcadia, CA	(4)	4,577	3,647	45	89	635	880	4,666	4,282	925	9,873	(1,341)	10/8/2010	1998	38
Bakersfield — California Avenue	Bakersfield, CA	(4)	1,186	2,153	43	160	593	811	1,346	2,746	854	4,946	(1,171)	10/8/2010	1996	31
Bakersfield — Chester Lane	Bakersfield, CA	(4)	1,002	4,514	142	54	389	578	1,056	4,903	720	6,679	(1,154)	10/8/2010	2005	45
San Francisco — Belmont	Belmont, CA	(4)	2,910	7,236	103	54	356	639	2,964	7,592	742	11,298	(1,674)	10/8/2010	2003	43
Orange County — Brea	Brea, CA	(4)	5,199	4,778	50	90	878	1,044	5,289	5,656	1,094	12,039	(1,980)	10/8/2010	1998	33
Los Angeles — Burbank Airport	Burbank, CA	(4)	6,120	9,690	106	75	722	957	6,195	10,412	1,063	17,670	(2,185)	10/8/2010	2001	41
San Diego — Carlsbad Village by the Sea	Carlsbad, CA	(4)	4,783	7,618	96	118	412	696	4,901	8,030	792	13,723	(1,834)	10/8/2010	2002	42
Los Angeles — Carson	Carson, CA	(4)	5,430	2,173	138	89	347	538	5,519	2,520	676	8,715	(1,048)	10/8/2010	2004	44
Los Angeles — Chino Valley	Chino, CA	(4)	1,288	3,297	108	54	420	820	1,342	3,717	928	5,987	(1,317)	10/8/2010	2004	44
Orange County — Cypress	Cypress, CA	(4)	5,543	4,484	59	56	658	968	5,599	5,142	1,027	11,768	(1,530)	10/8/2010	1998	38
Dublin — Hacienda Dr.	Dublin, CA	(4)	3,377	4,243	52	75	545	691	3,452	4,788	743	8,983	(1,368)	10/8/2010	2000	40
Los Angeles — LAX Airport — El Segundo	El Segundo, CA	(4)	9,922	5,598	68	126	978	1,080	10,048	6,576	1,148	17,772	(1,906)	10/8/2010	1998	33
Sacramento — Elk Grove	Elk Grove, CA	(4)	941	2,290	89	53	411	622	994	2,701	711	4,406	(833)	10/8/2010	2003	43
Fairfield — Napa Valley	Fairfield, CA	(4)	1,490	6,066	135	51	340	629	1,541	6,406	764	8,711	(1,351)	10/8/2010	2004	44
Fremont — Fremont Blvd. South	Fremont, CA	(4)	2,928	5,364	56	118	578	908	3,046	5,942	964	9,952	(1,806)	10/8/2010	1999	39
Fremont — Newark	Fremont, CA	(4)	7,370	6,048	101	303	1,057	1,430	7,673	7,105	1,531	16,309	(2,331)	10/8/2010	1999	41
Fremont — Warm Springs	Fremont, CA	(4)	5,114	1,271	58	66	466	619	5,180	1,737	677	7,594	(965)	10/8/2010	2001	41
Fresno — North	Fresno, CA	(4)	1,988	6,753	43	64	510	619	2,052	7,263	662	9,977	(1,800)	10/8/2010	1997	32
Los Angeles — South	Gardena, CA	(4)	3,977	3,909	51	92	595	879	4,069	4,504	930	9,503	(1,666)	10/8/2010	1998	28

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2015 (continued)

(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount Carried at Close of Period December 31, 2015							Depreciable Lives (Years) (3)
Description	Location	Encumbrances	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Los Angeles — Glendale	Glendale, CA	(4)	4,689	5,746	55	44	396	724	4,733	6,142	779	11,654	(1,448)	10/8/2010	1999	39
Orange County — Huntington Beach	Huntington Beach, CA	(4)	4,499	5,131	38	66	631	686	4,565	5,762	724	11,051	(1,325)	10/8/2010	1998	38
Orange County — Irvine Spectrum	Irvine, CA	(4)	7,355	5,703	54	125	701	1,041	7,480	6,404	1,095	14,979	(1,854)	10/8/2010	1997	32
Los Angeles — La Mirada	La Mirada, CA	(4)	3,681	2,557	39	45	549	830	3,726	3,106	869	7,701	(1,010)	10/8/2010	1998	38
Orange County — Lake Forest	Lake Forest, CA	(4)	5,530	2,182	43	87	555	704	5,617	2,737	747	9,101	(1,123)	10/8/2010	1997	37
Livermore — Airway Blvd.	Livermore, CA	(4)	2,553	3,576	44	69	540	824	2,622	4,116	868	7,606	(1,125)	10/8/2010	1998	38
Los Angeles — Long Beach Airport	Long Beach, CA	(4)	5,626	6,872	47	91	572	784	5,717	7,444	831	13,992	(1,816)	10/8/2010	1997	37
Los Angeles — LAX Airport	Los Angeles, CA	(4)	4,770	7,879	56	62	701	864	4,832	8,580	920	14,332	(1,897)	10/8/2010	1999	39
San Jose — Milpitas	Milpitas, CA	(4)	6,602	4,064	51	184	600	935	6,786	4,664	986	12,436	(1,466)	10/8/2010	1998	38
San Jose — Milpitas — McCarthy Ranch	Milpitas, CA	(4)	6,844	7,392	57	113	1,331	1,504	6,957	8,723	1,561	17,241	(2,571)	10/8/2010	1997	32
Los Angeles — Monrovia	Monrovia, CA	(4)	3,884	4,929	57	107	771	920	3,991	5,700	977	10,668	(1,551)	10/8/2010	1998	38
San Jose — Morgan Hill	Morgan Hill, CA	(4)	4,283	2,018	36	64	553	735	4,347	2,571	771	7,689	(872)	10/8/2010	1998	38
San Jose — Mountain View	Mountain View, CA	(4)	6,657	4,458	47	97	580	958	6,754	5,038	1,005	12,797	(1,715)	10/8/2010	1997	32
Orange County — John Wayne Airport	Newport Beach, CA	(4)	6,881	10,663	98	73	841	1,078	6,954	11,504	1,176	19,634	(2,398)	10/8/2010	2001	41
Los Angeles — Northridge	Northridge, CA	(4)	5,167	5,391	163	116	419	737	5,283	5,810	900	11,993	(1,429)	10/8/2010	2005	45
Oakland — Emeryville	Oakland, CA	(4)	3,927	9,132	117	169	495	1,002	4,096	9,627	1,119	14,842	(2,178)	10/8/2010	2001	41
San Diego — Oceanside	Oceanside, CA	(4)	4,271	5,999	43	102	547	806	4,373	6,546	849	11,768	(1,500)	10/8/2010	1999	39
Los Angeles — Ontario Airport	Ontario, CA	(4)	1,639	6,138	46	91	715	779	1,730	6,853	825	9,408	(1,734)	10/8/2010	1997	37
Orange County — Katella Ave.	Orange, CA	(4)	3,976	5,704	74	68	672	746	4,044	6,376	820	11,240	(1,710)	10/8/2010	2001	41
Palm Springs — Airport	Palm Springs, CA	(4)	1,955	3,506	98	93	459	746	2,048	3,965	844	6,857	(1,255)	10/8/2010	2003	43
Pleasant Hill — Buskirk Ave.	Pleasant Hill, CA	(4)	3,786	7,754	44	95	500	806	3,881	8,254	850	12,985	(1,879)	10/8/2010	1997	37
Pleasanton — Chabot Dr.	Pleasanton, CA	(4)	3,039	5,910	55	66	707	953	3,105	6,617	1,008	10,730	(1,827)	10/8/2010	1998	38
Sacramento — White Rock Rd.	Rancho Cordova, CA	(4)	1,301	2,717	47	162	740	820	1,463	3,457	867	5,787	(1,158)	10/8/2010	1997	32
Richmond — Hilltop Mall	Richmond, CA	(4)	2,232	4,124	51	54	281	695	2,286	4,405	746	7,437	(1,252)	10/8/2010	2000	40
Sacramento — Roseville	Roseville, CA	(4)	1,125	5,233	45	99	523	783	1,224	5,756	828	7,808	(1,352)	10/8/2010	1998	38
Sacramento — Arden Way	Sacramento, CA	(4)	888	2,349	45	132	461	713	1,020	2,810	758	4,588	(1,148)	10/8/2010	1997	32
Sacramento — Northgate	Sacramento, CA	(4)	932	2,359	44	226	463	748	1,158	2,822	792	4,772	(1,158)	10/8/2010	1997	32
Sacramento — South Natomas	Sacramento, CA	(4)	1,460	823	51	59	727	1,006	1,519	1,550	1,057	4,126	(904)	10/8/2010	1998	33
San Francisco — San Carlos	San Carlos, CA	(4)	4,233	5,299	49	82	766	943	4,315	6,065	992	11,372	(1,666)	10/8/2010	1998	38
San Diego — Hotel Circle	San Diego, CA	(4)	6,893	9,935	68	122	935	1,302	7,015	10,870	1,370	19,255	(2,679)	10/8/2010	1999	39
San Diego—Mission Valley — Stadium	San Diego, CA	(4)	6,978	1,797	85	38	503	714	7,016	2,300	799	10,115	(1,085)	10/8/2010	2002	42
San Diego — Fashion Valley	San Diego, CA	(4)	5,371	5,639	49	107	714	1,218	5,478	6,353	1,267	13,098	(2,174)	10/8/2010	1997	32
Los Angeles — San Dimas	San Dimas, CA	(4)	4,736	991	42	47	579	674	4,783	1,570	716	7,069	(949)	10/8/2010	1999	39
San Jose — Airport	San Jose, CA	(4)	8,118	5,912	75	97	963	1,139	8,215	6,875	1,214	16,304	(2,106)	10/8/2010	2000	40
San Jose — Downtown	San Jose, CA	(4)	6,480	6,070	53	84	1,123	1,226	6,564	7,193	1,279	15,036	(2,107)	10/8/2010	1998	38
San Jose — Edenvale — North	San Jose, CA	(4)	5,087	3,649	56	49	507	751	5,136	4,156	807	10,099	(1,359)	10/8/2010	2000	40
San Jose — Edenvale — South	San Jose, CA	(4)	5,359	3,832	83	80	562	888	5,439	4,394	971	10,804	(1,315)	10/8/2010	2000	41
San Francisco — San Mateo —SFO	San Mateo, CA	(4)	7,369	6,704	50	54	623	931	7,423	7,327	981	15,731	(2,106)	10/8/2010	1997	32
San Rafael — Francisco Blvd. East	San Rafael, CA	(4)	3,129	13,822	378	80	498	789	3,209	14,320	1,167	18,696	(2,431)	10/8/2010	2007	47
San Ramon — Bishop Ranch —East	San Ramon, CA	(4)	3,721	5,226	59	88	456	780	3,809	5,682	839	10,330	(1,569)	10/8/2010	2000	40
San Ramon — Bishop Ranch —West	San Ramon, CA	(4)	3,098	2,886	55	95	602	1,121	3,193	3,488	1,176	7,857	(1,587)	10/8/2010	1998	33
Santa Barbara — Calle Real	Santa Barbara, CA	(4)	3,301	8,709	41	111	589	628	3,412	9,298	669	13,379	(1,974)	10/8/2010	1998	38
Santa Rosa — North	Santa Rosa, CA	(4)	3,053	6,086	46	57	284	593	3,110	6,370	639	10,119	(1,386)	10/8/2010	2000	40
Santa Rosa — South	Santa Rosa, CA	(4)	1,592	4,998	41	107	458	818	1,699	5,456	859	8,014	(1,518)	10/8/2010	1997	32
Los Angeles — Simi Valley	Simi Valley, CA	(4)	3,088	7,175	113	166	540	692	3,254	7,715	805	11,774	(1,800)	10/8/2010	2004	44
San Diego — Sorrento Mesa	San Diego, CA	(4)	6,441	6,020	49	175	668	946	6,616	6,688	995	14,299	(2,032)	10/8/2010	1998	33
Los Angeles — Valencia	Stevenson Ranch, CA	(4)	9,414	—	20	80	548	710	9,494	548	730	10,772	(716)	10/8/2010	2000	(6)
Stockton — March Lane	Stockton, CA	(4)	2,299	3,558	55	106	326	597	2,405	3,884	652	6,941	(1,154)	10/8/2010	2001	41
San Jose — Sunnyvale	Sunnyvale, CA	(4)	6,051	5,019	50	49	756	1,112	6,100	5,775	1,162	13,037	(1,858)	10/8/2010	1997	32

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2015 (continued)

(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount Carried at Close of Period December 31, 2015							Depreciable Lives (Years) (3)
Description	Location	Encumbrances	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Temecula — Wine Country	Temecula, CA	(4)	1,489	8,153	79	69	567	837	1,558	8,720	916	11,194	(1,979)	10/8/2010	2002	42
Los Angeles — Torrance — Del Amo Circle	Torrance, CA	(4)	5,953	4,361	78	99	611	1,050	6,052	4,972	1,128	12,152	(1,587)	10/8/2010	1999	39
Los Angeles — Torrance Blvd.	Torrance, CA	(4)	3,761	6,296	43	62	728	790	3,823	7,024	833	11,680	(1,765)	10/8/2010	1997	37
Los Angeles — Torrance Harbor Gateway	Torrance, CA	(4)	4,625	4,747	49	135	555	684	4,760	5,302	733	10,795	(1,483)	10/8/2010	1999	39
Stockton — Tracy	Tracy, CA	(4)	2,344	3,434	96	75	326	600	2,419	3,760	696	6,875	(1,139)	10/8/2010	2003	43
Union City — Dyer St.	Union City, CA	(4)	2,907	6,359	51	192	715	827	3,099	7,074	878	11,051	(1,733)	10/8/2010	1999	39
Sacramento — Vacaville	Vacaville, CA	(4)	809	3,179	76	66	533	648	875	3,712	724	5,311	(966)	10/8/2010	2002	42
Sacramento — West Sacramento	West Sacramento, CA	(4)	1,292	3,395	134	61	365	695	1,353	3,760	829	5,942	(1,032)	10/8/2010	2004	44
Los Angeles — Woodland Hills	Woodland Hills, CA	(4)	5,452	7,561	69	55	955	1,116	5,507	8,516	1,185	15,208	(1,933)	10/8/2010	2000	40
Orange County — Yorba Linda	Yorba Linda, CA	(4)	3,443	2,020	106	53	476	652	3,496	2,496	758	6,750	(1,091)	10/8/2010	2003	43
Denver — Aurora South	Aurora, CO	(4)	2,415	2,958	48	64	779	1,016	2,479	3,737	1,064	7,280	(884)	10/8/2010	1996	31
Denver — Aurora North	Aurora, CO	(4)	2,706	6,047	65	102	1,218	1,207	2,808	7,265	1,272	11,345	(1,538)	10/8/2010	1997	39
Colorado Springs — West	Colorado Springs, CO	(4)	3,338	1,325	41	92	114	305	3,430	1,439	346	5,215	(496)	10/8/2010	1998	39
Denver — Tech Center — North	Denver, CO	(4)	2,365	649	49	120	1,015	1,207	2,485	1,664	1,256	5,405	(1,017)	10/8/2010	1996	31
Denver — Tech Center South	Englewood, CO	(4)	1,714	978	46	94	119	316	1,808	1,097	362	3,267	(422)	10/8/2010	1998	40
Denver — Tech Center South — Inverness	Englewood, CO	(4)	2,941	1,340	46	178	523	1,307	3,119	1,863	1,353	6,335	(634)	10/8/2010	1997	32
Denver — Cherry Creek	Glendale, CO	(4)	1,856	2,713	40	157	683	832	2,013	3,396	872	6,281	(1,104)	10/8/2010	1997	32
Denver — Tech Center — Central	Greenwood Village, CO	(4)	2,392	1,286	51	181	1,069	1,205	2,573	2,355	1,256	6,184	(1,157)	10/8/2010	1997	34
Denver — Tech Center South — Greenwood Village	Greenwood Village, CO	(4)	1,767	2,278	110	134	366	1,033	1,901	2,644	1,143	5,688	(760)	10/8/2010	2003	44
Denver — Lakewood South	Lakewood, CO	(4)	2,338	3,348	43	72	616	841	2,410	3,964	884	7,258	(1,204)	10/8/2010	1996	31
Denver — Park Meadows	Lone Tree, CO	(4)	1,578	3,467	78	121	474	748	1,699	3,941	826	6,466	(1,096)	10/8/2010	2002	42
Denver — Westminster	Westminster, CO	(4)	2,779	4,683	49	166	658	694	2,945	5,341	743	9,029	(1,248)	10/8/2010	2000	40
Hartford — Farmington	Farmington, CT	(4)	1,080	6,003	65	74	181	674	1,154	6,184	739	8,077	(1,190)	10/8/2010	1998	39
Hartford — Manchester	Manchester, CT	(4)	1,002	6,723	67	72	599	730	1,074	7,322	797	9,193	(1,688)	10/8/2010	2001	41
Hartford — Meriden	Meriden, CT	(4)	687	6,207	81	119	431	752	806	6,638	833	8,277	(1,618)	10/8/2010	2002	42
Norwalk — Stamford	Norwalk, CT	(4)	2,866	12,533	64	110	780	1,034	2,976	13,313	1,098	17,387	(2,931)	10/8/2010	1999	39
Shelton — Fairfield County	Shelton, CT	(4)	2,001	11,314	60	93	850	1,093	2,094	12,164	1,153	15,411	(2,803)	10/8/2010	1998	38
Ottawa	Ottawa, ON, Canada	(4)	993	34,014	—	64	(10,432)	4	1,057	23,582	4	24,643	(4,010)	10/8/2010	1959	49
St. John's — Downtown	St. John's, Newfoundland, Canada	(4)	672	9,636	—	115	(2,474)	—	787	7,162	—	7,949	(1,582)	10/8/2010	1966	44
Toronto — Vaughan	Vaughan Ontario, Canada	(4)	11,047	16,011	—	142	(3,750)	5	11,189	12,261	5	23,455	(3,661)	10/8/2010	1990	30
Newark — Christiana — Wilmington	Newark, DE	(4)	1,473	7,617	61	112	751	930	1,585	8,368	991	10,944	(1,903)	10/8/2010	1998	38
Orlando — Altamonte Springs	Altamonte Springs, FL	(4)	5,421	—	25	81	264	449	5,502	264	474	6,240	(358)	10/8/2010	1998	(6)
Boca Raton — Commerce	Boca Raton, FL	(4)	5,920	3,219	56	123	883	935	6,043	4,102	991	11,136	(1,301)	10/8/2010	1998	33
Tampa — Brandon	Brandon, FL	(4)	3,709	3,540	696	186	731	568	3,895	4,271	1,264	9,430	(1,400)	12/13/2012	1997	26
St. Petersburg — Clearwater — Executive Dr.	Clearwater, FL	(4)	1,951	3,062	39	71	541	620	2,022	3,603	659	6,284	(1,194)	10/8/2010	1998	38
Clearwater — Carillon Park	Clearwater, FL	(4)	1,679	2,926	489	126	684	430	1,805	3,610	919	6,334	(1,179)	12/13/2012	1997	22
Fort Lauderdale — Davie	Davie, FL	(4)	5,014	3,117	492	121	209	422	5,135	3,326	914	9,375	(980)	12/13/2012	1997	23
Daytona Beach — International Speedway	Daytona Beach, FL	(4)	987	3,972	45	83	180	379	1,070	4,152	424	5,646	(823)	10/8/2010	1998	41
Fort Lauderdale — Deerfield Beach	Deerfield Beach, FL	(4)	2,885	3,421	38	100	484	643	2,985	3,905	681	7,571	(1,174)	10/8/2010	1997	37
Destin — US 98 — Emerald Coast Pkwy.	Destin, FL	(4)	1,149	2,528	96	86	1,568	635	1,235	4,096	731	6,062	(1,115)	10/8/2010	2001	48

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2015 (continued)

(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount Carried at Close of Period December 31, 2015							Depreciable Lives (Years) (3)
Description	Location	Encumbrances	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Fort Lauderdale — Convention Center — Cruise Port	Fort Lauderdale, FL	(4)	3,441	7,008	71	74	642	875	3,515	7,650	946	12,111	(1,831)	10/8/2010	1999	39
Fort Lauderdale — Cypress Creek — Andrews Ave.	Fort Lauderdale, FL	(4)	2,761	2,685	41	105	549	765	2,866	3,234	806	6,906	(797)	10/8/2010	1998	33
Fort Lauderdale — Cypress Creek — NW 6th Way	Fort Lauderdale, FL	(4)	2,480	751	62	66	122	522	2,546	873	584	4,003	(524)	10/8/2010	1999	42
Fort Lauderdale — Plantation	Fort Lauderdale, FL	(4)	6,352	2,252	61	48	432	643	6,400	2,684	704	9,788	(1,013)	10/8/2010	2000	40
Gainesville — I-75	Gainesville, FL	(4)	846	6,416	44	45	463	792	891	6,879	836	8,606	(1,379)	10/8/2010	1997	32
Jacksonville — Baymeadows	Jacksonville, FL	(4)	1,163	2,662	48	89	191	522	1,252	2,853	570	4,675	(839)	10/8/2010	1998	38
Jacksonville — Lenoir Avenue East	Jacksonville, FL	(4)	969	1,057	63	60	130	628	1,029	1,187	691	2,907	(504)	10/8/2010	1997	37
Jacksonville — Deerwood Park	Jacksonville, FL	(4)	943	3,910	66	102	565	1,187	1,045	4,475	1,253	6,773	(932)	10/8/2010	1999	40
Jacksonville — Lenoir Avenue South	Jacksonville, FL	(4)	842	1,862	47	57	92	359	899	1,954	406	3,259	(539)	10/8/2010	1998	44
Jacksonville — Riverwalk — Convention Center	Jacksonville, FL	(4)	593	3,693	52	88	541	764	681	4,234	816	5,731	(1,306)	10/8/2010	2000	40
Jacksonville — Salisbury Rd. — Southpoint	Jacksonville, FL	(4)	727	720	52	122	1,866	929	849	2,586	981	4,416	(863)	10/8/2010	1999	39
Jacksonville — Southside — St. Johns Towne Ctr.	Jacksonville, FL	(4)	925	2,679	47	92	412	614	1,017	3,091	661	4,769	(960)	10/8/2010	1997	32
Orlando — Lake Mary — 1036 Greenwood Blvd	Lake Mary, FL	(4)	2,229	—	19	51	318	596	2,280	318	615	3,213	(619)	10/8/2010	2000	(6)
Orlando — Lake Mary — 1040 Greenwood Blvd	Lake Mary, FL	(4)	2,685	—	25	53	568	831	2,738	568	856	4,162	(262)	10/8/2010	1998	(6)
Melbourne—Airport	Melbourne, FL	(4)	1,423	4,160	53	88	291	820	1,511	4,451	873	6,835	(947)	10/8/2010	1998	39
Miami — Airport — Blue Lagoon	Miami, FL	(4)	9,702	4,910	70	89	1,358	1,155	9,791	6,268	1,225	17,284	(1,911)	10/8/2010	1998	33
Miami — Airport — Doral	Miami, FL	(4)	10,164	4,188	1,131	246	1,161	428	10,410	5,349	1,559	17,318	(1,795)	12/13/2012	1997	26
Miami — Airport — Doral — 87th Avenue South	Miami, FL	(4)	4,451	7,542	92	53	628	756	4,504	8,170	848	13,522	(1,865)	10/8/2010	2001	41
Miami — Airport — Doral — 25th Street	Miami, FL	(4)	4,135	5,307	125	49	574	964	4,184	5,881	1,089	11,154	(1,606)	10/8/2010	2002	42
Miami — Airport — Miami Springs	Miami, FL	(4)	8,014	3,657	71	83	1,872	803	8,097	5,529	874	14,500	(1,727)	10/8/2010	1998	40
Miami — Downtown Brickell — Cruise Port	Miami, FL	(4)	3,323	7,312	85	93	682	752	3,416	7,994	837	12,247	(1,821)	10/8/2010	2001	41
Miami — Coral Gables	Miami, FL	(4)	2,866	7,211	76	71	598	726	2,937	7,809	802	11,548	(1,812)	10/8/2010	2001	41
Orlando — Convention Center — 6443 Westwood	Orlando, FL	(4)	2,472	2,071	68	113	590	953	2,585	2,661	1,021	6,267	(1,049)	10/8/2010	1999	43
Orlando — Convention Center — Universal Blvd.	Orlando, FL	(4)	3,326	3,097	58	171	824	1,464	3,497	3,921	1,522	8,940	(1,547)	10/8/2010	1998	38
Orlando — Convention Ctr — Sports Complex	Orlando, FL	(4)	2,767	1,466	43	94	664	845	2,861	2,130	888	5,879	(965)	10/8/2010	1997	37
Orlando — Lake Buena Vista	Orlando, FL	(4)	4,137	—	30	166	878	1,454	4,303	878	1,484	6,665	(1,060)	10/8/2010	1998	(6)
Orlando — Maitland — 1776 Pembrook Dr.	Orlando, FL	(4)	2,103	807	74	60	115	422	2,163	922	496	3,581	(483)	10/8/2010	2000	45
Orlando — Maitland — Summit Tower Blvd	Orlando, FL	(4)	3,577	—	65	84	237	637	3,661	237	702	4,600	(495)	10/8/2010	1998	(6)
Orlando — Maitland — 1760 Pembrook Dr.	Orlando, FL	(4)	2,133	1,347	41	42	295	650	2,175	1,642	691	4,508	(902)	10/8/2010	1999	39
Orlando — Southpark — Commodity Circle	Orlando, FL	(4)	3,483	2,051	64	94	667	1,231	3,577	2,718	1,295	7,590	(787)	10/8/2010	1999	40
Orlando — Southpark — Equity Row	Orlando, FL	(4)	2,854	432	49	60	215	503	2,914	647	552	4,113	(506)	10/8/2010	1998	38
Orlando — Orlando Theme Parks — Vineland Rd.	Orlando, FL	(4)	2,813	2,874	66	122	498	940	2,935	3,372	1,006	7,313	(1,131)	10/8/2010	1998	42
Orlando — Orlando Theme Parks — Major Blvd.	Orlando, FL	(4)	3,349	3,190	52	125	659	808	3,474	3,849	860	8,183	(1,246)	10/8/2010	1999	39
Pensacola — University Mall	Pensacola, FL	(4)	934	4,059	38	60	285	534	994	4,344	572	5,910	(943)	10/8/2010	1997	37
Fort Lauderdale — Cypress Creek — Park North	Pompano Beach, FL	(4)	3,567	2,828	65	108	1,742	1,267	3,675	4,570	1,332	9,577	(1,604)	10/8/2010	1998	38
Tallahassee — Killearn	Tallahassee, FL	(4)	356	1,769	29	77	75	538	433	1,844	567	2,844	(606)	10/8/2010	1998	28

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2015 (continued)

(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount Carried at Close of Period December 31, 2015							Depreciable Lives (Years) (3)
Description	Location	Encumbrances	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Fort Lauderdale — Tamarac	Tamarac, FL	(4)	3,709	3,054	712	192	839	360	3,901	3,893	1,072	8,866	(1,302)	12/13/2012	1997	21
Tampa — Airport — Memorial Hwy.	Tampa, FL	(4)	2,513	1,342	69	132	540	883	2,645	1,882	952	5,479	(941)	10/8/2010	1999	42
Tampa — Airport — N. Westshore Blvd.	Tampa, FL	(4)	2,564	3,918	64	52	870	1,089	2,616	4,788	1,153	8,557	(1,477)	10/8/2010	1998	38
Tampa — Airport — Spruce Street	Tampa, FL	(4)	2,437	3,066	102	72	378	564	2,509	3,444	666	6,619	(1,112)	10/8/2010	2003	43
Tampa — North—USF — Attractions	Tampa, FL	(4)	2,028	845	37	68	515	649	2,096	1,360	686	4,142	(794)	10/8/2010	1997	37
Tampa — North Airport	Tampa, FL	(4)	1,294	2,236	490	123	572	603	1,417	2,808	1,093	5,318	(822)	12/13/2012	1997	20
West Palm Beach — Northpoint Corporate Park	West Palm Beach, FL	(4)	2,723	3,326	49	84	363	752	2,807	3,689	801	7,297	(766)	10/8/2010	1998	38
Atlanta — Alpharetta — Northpoint — East	Alpharetta, GA	(4)	717	591	42	54	388	878	771	979	920	2,670	(419)	10/8/2010	1997	27
Atlanta — Alpharetta — Northpoint — West	Alpharetta, GA	(4)	1,218	1,673	58	64	469	864	1,282	2,142	922	4,346	(699)	10/8/2010	1999	42
Atlanta — Alpharetta — Rock Mill Rd.	Alpharetta, GA	(4)	1,391	1,101	40	53	367	580	1,444	1,468	620	3,532	(904)	10/8/2010	1999	39
Atlanta — Clairmont	Atlanta, GA	(4)	1,142	3,284	40	72	454	768	1,214	3,738	808	5,760	(953)	10/8/2010	1998	38
Atlanta — Buckhead	Atlanta, GA	(4)	1,183	4,086	42	75	466	763	1,258	4,552	805	6,615	(1,030)	10/8/2010	1997	37
Atlanta — Marietta — Interstate N. Pkwy	Atlanta, GA	(4)	1,766	3,023	72	65	235	464	1,831	3,258	536	5,625	(775)	10/8/2010	1999	41
Atlanta — Marietta — Wildwood	Atlanta, GA	(4)	852	2,881	40	79	542	787	931	3,423	827	5,181	(888)	10/8/2010	1996	36
Atlanta — Perimeter — Hammond Drive	Atlanta, GA	(4)	1,921	3,398	45	206	519	873	2,127	3,917	918	6,962	(958)	10/8/2010	1997	32
Atlanta — Perimeter — Crestline	Atlanta, GA	(4)	1,562	1,581	46	89	390	765	1,651	1,971	811	4,433	(686)	10/8/2010	2000	40
Atlanta — Perimeter — Peachtree Dunwoody	Atlanta, GA	(4)	1,203	2,928	44	98	469	778	1,301	3,397	822	5,520	(863)	10/8/2010	1997	37
Atlanta — Vinings	Atlanta, GA	(4)	1,924	5,785	57	77	512	922	2,001	6,297	979	9,277	(1,107)	10/8/2010	1997	40
Columbus — Airport	Columbus, GA	(4)	967	4,566	40	81	243	349	1,048	4,809	389	6,246	(1,076)	10/8/2010	1997	32
Columbus — Bradley Park	Columbus, GA	(4)	763	5,083	45	54	118	332	817	5,201	377	6,395	(1,052)	10/8/2010	2000	40
Atlanta — Duluth	Duluth, GA	(4)	1,177	1,252	61	48	123	175	1,225	1,375	236	2,836	(409)	10/8/2010	1997	49
Atlanta — Gwinnett Place	Duluth, GA	(4)	1,269	3,234	48	82	326	438	1,351	3,560	486	5,397	(878)	10/8/2010	1990	30
Atlanta — Kennesaw Chastain Rd.	Kennesaw, GA	(4)	1,092	1,560	38	84	160	469	1,176	1,720	507	3,403	(667)	10/8/2010	1997	27
Atlanta — Kennesaw Town Center	Kennesaw, GA	(4)	1,122	2,213	38	70	309	357	1,192	2,522	395	4,109	(669)	10/8/2010	1998	38
Macon — North	Macon, GA	(4)	537	4,151	46	83	56	297	620	4,207	343	5,170	(812)	10/8/2010	1998	42
Atlanta — Marietta — Powers Ferry Rd.	Marietta, GA	(4)	2,718	1,891	58	66	439	491	2,784	2,330	549	5,663	(762)	10/8/2010	1998	38
Atlanta — Marietta — Windy Hill	Marietta, GA	(4)	1,645	2,192	41	72	303	452	1,717	2,495	493	4,705	(717)	10/8/2010	1998	39
Atlanta — Morrow	Morrow, GA	(4)	1,713	2,276	41	98	176	392	1,811	2,452	433	4,696	(654)	10/8/2010	1998	39
Atlanta — Peachtree Corners	Norcross, GA	(4)	1,256	—	19	95	208	414	1,351	208	433	1,992	(238)	10/8/2010	1997	(6)
Savannah — Midtown	Savannah, GA	(4)	564	5,079	66	73	410	727	637	5,489	793	6,919	(1,285)	10/8/2010	2001	41
Atlanta — Cumberland Mall	Smyrna, GA	(4)	1,631	2,038	45	57	605	751	1,688	2,643	796	5,127	(677)	10/8/2010	1997	32
Des Moines — Urbandale	Urbandale, IA	(4)	1,119	2,684	41	93	521	654	1,212	3,205	695	5,112	(651)	10/8/2010	1999	39
Des Moines — West Des Moines	West Des Moines, IA	(4)	1,089	2,742	39	116	787	926	1,205	3,529	965	5,699	(1,023)	10/8/2010	1997	27
Boise — Airport	Boise, ID	(4)	862	1,647	39	65	279	439	927	1,926	478	3,331	(540)	10/8/2010	1997	37
Chicago — Midway	Bedford Park, IL	(4)	2,028	2,261	130	80	556	782	2,108	2,817	912	5,837	(1,207)	10/8/2010	2003	43
Bloomington — Normal	Bloomington, IL	(4)	941	3,404	61	80	144	375	1,021	3,548	436	5,005	(799)	10/8/2010	2001	41
Chicago — Buffalo Grove — Deerfield	Buffalo Grove, IL	(4)	2,264	4,986	44	71	582	808	2,335	5,568	852	8,755	(1,357)	10/8/2010	1998	38
Chicago — Burr Ridge	Burr Ridge, IL	(4)	2,033	4,406	43	98	699	800	2,131	5,105	843	8,079	(1,442)	10/8/2010	1996	36
Champaign — Urbana	Champaign, IL	(4)	1,221	4,043	35	82	148	306	1,303	4,191	341	5,835	(854)	10/8/2010	1998	38
Chicago — Darien	Darien, IL	(4)	1,754	4,286	42	93	459	648	1,847	4,745	690	7,282	(1,273)	10/8/2010	1999	39
Chicago — O'Hare	Des Plaines, IL	(4)	1,946	3,737	44	106	681	798	2,052	4,418	842	7,312	(1,234)	10/8/2010	1998	38
Chicago — O'Hare — Allstate Arena	Des Plaines, IL	(4)	2,122	1,434	71	109	330	666	2,231	1,764	737	4,732	(686)	10/8/2010	1999	40
Chicago — Downers Grove	Downers Grove, IL	(4)	2,592	3,321	53	116	1,197	1,217	2,708	4,518	1,270	8,496	(1,634)	10/8/2010	1996	36

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2015 (continued)

(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount Carried at Close of Period December 31, 2015							Depreciable Lives (Years) (3)
Description	Location	Encumbrances	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Chicago — Elmhurst — O'Hare	Elmhurst, IL	(4)	1,728	2,769	42	113	419	744	1,841	3,188	786	5,815	(1,069)	10/8/2010	1997	37
Chicago — Gurnee	Gurnee, IL	(4)	1,557	2,759	37	132	287	970	1,689	3,046	1,007	5,742	(698)	10/8/2010	1997	37
Chicago — Hanover Park	Hanover Park, IL	(4)	4,217	1,081	38	44	554	607	4,261	1,635	645	6,541	(744)	10/8/2010	1999	39
Chicago — Hillside	Hillside, IL	(4)	1,661	1,134	49	68	623	874	1,729	1,757	923	4,409	(869)	10/8/2010	1999	39
Chicago — Itasca	Itasca, IL	(4)	1,419	2,764	46	106	149	614	1,525	2,913	660	5,098	(750)	10/8/2010	1996	36
Chicago — Lansing	Lansing, IL	(4)	1,778	2,399	44	132	602	814	1,910	3,001	858	5,769	(1,045)	10/8/2010	1998	38
Chicago — Lisle	Lisle, IL	(4)	1,908	2,176	42	97	419	587	2,005	2,595	629	5,229	(930)	10/8/2010	2000	40
Chicago — Lombard — Oakbrook	Lombard, IL	(4)	3,692	1,060	59	123	655	1,084	3,815	1,715	1,143	6,673	(1,156)	10/8/2010	1999	39
Chicago — Lombard — Yorktown Center	Lombard, IL	(4)	2,029	3,367	58	118	126	775	2,147	3,493	833	6,473	(890)	10/8/2010	1998	40
Chicago — Naperville — East	Naperville, IL	(4)	1,686	4,231	48	156	1,014	971	1,842	5,245	1,019	8,106	(1,577)	10/8/2010	1997	37
Chicago — Naperville — West	Naperville, IL	(4)	3,084	2,386	44	127	617	792	3,211	3,003	836	7,050	(1,135)	10/8/2010	1996	36
St. Louis — O' Fallon, IL	O'Fallon, IL	(4)	1,099	2,897	34	56	219	343	1,155	3,116	377	4,648	(725)	10/8/2010	1998	38
Peoria — North	Peoria, IL	(4)	1,063	3,528	63	69	278	613	1,132	3,806	676	5,614	(1,044)	10/8/2010	2001	41
Rockford — I-90	Rockford, IL	(4)	1,046	1,989	38	62	120	576	1,108	2,109	614	3,831	(531)	10/8/2010	1997	47
Rockford — State Street	Rockford, IL	(4)	971	293	34	140	449	774	1,111	742	808	2,661	(812)	10/8/2010	1997	27
Chicago — Rolling Meadows	Rolling Meadows, IL	(4)	1,643	640	44	58	215	575	1,701	855	619	3,175	(459)	10/8/2010	1996	36
Chicago — Romeoville — Bollingbrook	Romeoville, IL	(4)	1,741	3,612	38	112	513	684	1,853	4,125	722	6,700	(1,184)	10/8/2010	1998	38
Chicago — Schaumburg — I-90	Schaumburg, IL	(4)	3,507	703	98	101	435	724	3,608	1,138	822	5,568	(829)	10/8/2010	2002	42
Chicago — Schaumburg — Convention Center	Schaumburg, IL	(4)	2,016	1,190	49	93	254	796	2,109	1,444	845	4,398	(649)	10/8/2010	1997	37
Chicago — Woodfield Mall	Schaumburg, IL	(4)	1,649	2,501	43	137	449	650	1,786	2,950	693	5,429	(1,013)	10/8/2010	1999	39
Chicago — Skokie	Skokie, IL	(4)	2,305	8,355	65	83	578	998	2,388	8,933	1,063	12,384	(2,028)	10/8/2010	2000	40
Chicago — Vernon Hills — Lake Forest	Vernon Hills, IL	(4)	2,471	4,030	60	41	316	703	2,512	4,346	763	7,621	(1,201)	10/8/2010	2000	40
Chicago — Vernon Hills — Lincolnshire	Vernon Hills, IL	(4)	2,467	1,053	66	82	592	960	2,549	1,645	1,026	5,220	(1,069)	10/8/2010	1999	39
Chicago — Westmont — Oak Brook	Westmont, IL	(4)	3,510	587	52	117	764	1,093	3,627	1,351	1,145	6,123	(1,072)	10/8/2010	1998	38
Evansville — East	Evansville, IN	(4)	387	2,295	34	84	125	407	471	2,420	441	3,332	(786)	10/8/2010	1997	27
Fort Wayne — North	Ft. Wayne, IN	(4)	402	1,755	34	80	90	374	482	1,845	408	2,735	(623)	10/8/2010	1996	26
Fort Wayne — South	Ft. Wayne, IN	(4)	937	3,992	37	84	318	389	1,021	4,310	426	5,757	(949)	10/8/2010	1997	37
Indianapolis — Airport	Indianapolis, IN	(4)	1,566	—	39	1	481	553	1,567	481	592	2,640	(475)	10/8/2010	1998	(6)
Indianapolis — Airport — W. Southern Ave.	Indianapolis, IN	(4)	1,505	1,103	77	147	255	762	1,652	1,358	839	3,849	(695)	10/8/2010	1998	40
Indianapolis — Castleton	Indianapolis, IN	(4)	558	2,108	40	82	256	470	640	2,364	510	3,514	(719)	10/8/2010	1999	39
Indianapolis — North — Carmel	Indianapolis, IN	(4)	812	851	29	49	93	366	861	944	395	2,200	(393)	10/8/2010	1990	30
Indianapolis — Northwest — College Park	Indianapolis, IN	(4)	363	945	28	46	155	447	409	1,100	475	1,984	(475)	10/8/2010	1991	32
Indianapolis — Northwest — I-465	Indianapolis, IN	(4)	1,385	4,782	66	123	374	842	1,508	5,156	908	7,572	(1,270)	10/8/2010	1998	41
Indianapolis — West 86th St.	Indianapolis, IN	(4)	581	2,330	40	163	557	581	744	2,887	621	4,252	(769)	10/8/2010	1998	39
Merrillville — US Rte. 30	Merrillville, IN	(4)	693	3,923	39	116	509	726	809	4,432	765	6,006	(1,151)	10/8/2010	1996	36
South Bend — Mishawaka — North	Mishawaka, IN	(4)	497	1,929	62	77	209	448	574	2,138	510	3,222	(687)	10/8/2010	2001	41
South Bend — Mishawaka — South	Mishawaka, IN	(4)	457	1,146	34	101	71	406	558	1,217	440	2,215	(506)	10/8/2010	1997	27
Kansas City — Lenexa — 87th St.	Lenexa, KS	(4)	1,413	1,161	47	325	627	688	1,738	1,788	735	4,261	(832)	10/8/2010	1997	35
Kansas City — Shawnee Mission	Merriam, KS	(4)	1,255	2,489	49	112	506	666	1,367	2,995	715	5,077	(857)	10/8/2010	1997	32
Kansas City — Overland Park — Metcalf Ave	Overland Park, KS	(4)	1,103	4,652	61	126	344	690	1,229	4,996	751	6,976	(1,014)	10/8/2010	1997	41
Kansas City — Overland Park — Nall Ave.	Overland Park, KS	(4)	603	2,291	45	24	335	1,210	627	2,626	1,255	4,508	(732)	10/8/2010	1998	38
Kansas City — Overland Park — Quivira Rd.	Overland Park, KS	(4)	1,120	959	43	126	429	673	1,246	1,388	716	3,350	(930)	10/8/2010	1997	37
Wichita — East	Wichita, KS	(4)	809	1,375	35	68	340	639	877	1,715	674	3,266	(481)	10/8/2010	1997	27

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2015 (continued)

(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount Carried at Close of Period December 31, 2015							Depreciable Lives (Years) (3)
Description	Location	Encumbrances	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Cincinnati — Covington	Covington, KY	(4)	880	5,352	38	56	512	742	936	5,864	780	7,580	(1,150)	10/8/2010	1997	37
Cincinnati — Florence — Meijer Dr.	Florence, KY	(4)	549	1,850	33	105	80	447	654	1,930	480	3,064	(631)	10/8/2010	1996	26
Cincinnati — Florence — Turfway Rd.	Florence, KY	(4)	827	2,575	37	94	117	389	921	2,692	426	4,039	(711)	10/8/2010	1997	37
Lexington — Nicholasville Road	Lexington, KY	(4)	1,415	4,119	45	113	874	833	1,528	4,993	878	7,399	(1,076)	10/8/2010	1996	31
Lexington — Tates Creek	Lexington, KY	(4)	910	1,692	29	343	840	622	1,253	2,532	651	4,436	(666)	10/8/2010	1987	27
Louisville — Alliant Avenue	Louisville, KY	(4)	812	2,628	48	93	529	861	905	3,157	909	4,971	(711)	10/8/2010	1998	39
Louisville — Dutchman	Louisville, KY	(4)	662	2,540	45	43	276	454	705	2,816	499	4,020	(832)	10/8/2010	1996	31
Louisville — Hurstbourne	Louisville, KY	(4)	656	439	30	303	583	712	959	1,022	742	2,723	(405)	10/8/2010	1988	28
Baton Rouge — Citiplace	Baton Rouge, LA	(4)	1,029	5,875	66	83	438	701	1,112	6,313	767	8,192	(1,707)	10/8/2010	2001	41
New Orleans — Kenner	Kenner, LA	(4)	1,028	6,843	79	70	439	654	1,098	7,282	733	9,113	(1,754)	10/8/2010	2001	41
Lafayette — Airport	Lafayette, LA	(4)	436	2,212	38	69	517	824	505	2,729	862	4,096	(693)	10/8/2010	1998	38
New Orleans — Metairie	Metairie, LA	(4)	559	5,559	41	55	404	780	614	5,963	821	7,398	(1,396)	10/8/2010	1998	38
Boston — Braintree	Braintree, MA	(4)	2,599	9,110	90	58	428	743	2,657	9,538	833	13,028	(1,891)	10/8/2010	2002	42
Boston — Burlington	Burlington, MA	(4)	2,533	6,944	58	65	899	1,188	2,598	7,843	1,246	11,687	(2,045)	10/8/2010	1998	38
Boston — Danvers	Danvers, MA	(4)	1,334	5,659	38	67	286	448	1,401	5,945	486	7,832	(992)	10/8/2010	1998	47
Boston — Marlborough	Marlborough, MA	(4)	2,137	3,464	48	73	761	1,081	2,210	4,225	1,129	7,564	(1,419)	10/8/2010	1998	38
Foxboro — Norton	Norton, MA	(4)	2,153	4,729	98	57	407	594	2,210	5,136	692	8,038	(1,228)	10/8/2010	2003	43
Boston — Peabody	Peabody, MA	(4)	1,649	5,178	110	91	590	1,024	1,740	5,768	1,134	8,642	(1,542)	10/8/2010	1999	43
Boston — Tewksbury	Tewksbury, MA	(4)	1,547	4,378	58	63	354	666	1,610	4,732	724	7,066	(1,191)	10/8/2010	2001	41
Boston — Waltham — 52 4th Ave.	Waltham, MA	(4)	2,025	6,620	58	65	660	1,367	2,090	7,280	1,425	10,795	(1,633)	10/8/2010	1998	38
Boston — Waltham — 32 4th Ave.	Waltham, MA	(4)	1,851	7,411	72	124	644	1,163	1,975	8,055	1,235	11,265	(2,085)	10/8/2010	1999	39
Boston — Westborough — Computer Dr.	Westborough, MA	(4)	2,747	2,788	48	146	623	999	2,893	3,411	1,047	7,351	(1,301)	10/8/2010	1998	38
Boston — Westborough — Connector Road	Westborough, MA	(4)	3,154	1,519	57	46	372	585	3,200	1,891	642	5,733	(795)	10/8/2010	2001	41
Boston — Westborough — East Main Street	Westborough, MA	(4)	2,366	2,763	81	90	612	866	2,456	3,375	947	6,778	(913)	10/8/2010	2001	42
Boston — Woburn	Woburn, MA	(4)	1,879	4,426	48	96	523	974	1,975	4,949	1,022	7,946	(1,422)	10/8/2010	1998	39
Annapolis — Admiral Cochrane Drive	Annapolis, MD	(4)	2,121	5,919	52	58	473	954	2,179	6,392	1,006	9,577	(1,564)	10/8/2010	1999	39
Annapolis — Womack Drive	Annapolis, MD	(4)	1,376	4,684	131	52	356	572	1,428	5,040	703	7,171	(1,285)	10/8/2010	2004	45
Baltimore — Bel Air — Aberdeen	Bel Air, MD	(4)	1,768	5,344	110	33	109	928	1,801	5,453	1,038	8,292	(1,073)	10/8/2010	2004	44
Columbia — Columbia Parkway	Columbia, MD	(4)	1,785	6,287	38	119	482	672	1,904	6,769	710	9,383	(1,617)	10/8/2010	1997	37
Columbia — Columbia Corporate Park	Columbia, MD	(4)	3,056	10,874	81	124	892	1,135	3,180	11,766	1,216	16,162	(2,618)	10/8/2010	1998	39
Columbia — Gateway Drive	Columbia, MD	(4)	2,241	5,038	42	69	759	955	2,310	5,797	997	9,104	(2,056)	10/8/2010	1997	27
Frederick — Westview Dr.	Frederick, MD	(4)	1,891	5,522	41	47	410	572	1,938	5,932	613	8,483	(1,446)	10/8/2010	1999	39
Washington, D.C. — Gaithersburg — North	Gaithersburg, MD	(4)	2,088	3,973	42	48	401	584	2,136	4,374	626	7,136	(1,207)	10/8/2010	1999	39
Washington, D.C. — Gaithersburg — South	Gaithersburg, MD	(4)	2,233	4,128	59	89	513	816	2,322	4,641	875	7,838	(937)	10/8/2010	1999	40
Washington, D.C. — Germantown — Milestone	Germantown, MD	(4)	1,413	4,673	44	83	350	531	1,496	5,023	575	7,094	(1,323)	10/8/2010	1999	39
Washington, D.C. — Germantown — Town Center	Germantown, MD	(4)	5,541	2,269	698	154	760	498	5,695	3,029	1,196	9,920	(1,430)	12/13/2012	1997	19
Baltimore — Glen Burnie	Glen Burnie, MD	(4)	2,374	9,428	132	53	339	560	2,427	9,767	692	12,886	(1,944)	10/8/2010	2004	44
Columbia — Laurel — Ft. Meade	Jessup, MD	(4)	1,505	5,910	112	74	343	763	1,579	6,253	875	8,707	(1,454)	10/8/2010	2004	44
Washington, D.C. — Landover	Landover, MD	(4)	3,119	5,378	39	49	545	758	3,168	5,923	797	9,888	(1,365)	10/8/2010	1998	38
Lexington Park — Pax River	Lexington Park, MD	(4)	1,206	5,140	48	70	459	717	1,276	5,599	765	7,640	(1,402)	10/8/2010	2000	40
Baltimore — BWl Airport — International Dr.	Linthicum Heights, MD	(4)	3,801	5,663	1,003	263	872	667	4,064	6,535	1,670	12,269	(1,778)	12/13/2012	1997	32

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2015 (continued)

(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount Carried at Close of Period December 31, 2015							Depreciable Lives (Years) (3)
Description	Location	Encumbrances	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Baltimore — BWI Airport — Aero Dr.	Linthicum, MD	(4)	2,316	8,515	43	112	572	707	2,428	9,087	750	12,265	(2,048)	10/8/2010	1997	37
Washington, D.C. — Rockville	Rockville, MD	(4)	5,800	9,696	64	82	600	1,084	5,882	10,296	1,148	17,326	(2,302)	10/8/2010	1999	39
Baltimore — Timonium	Timonium, MD	(4)	2,004	6,358	39	81	480	720	2,085	6,838	759	9,682	(1,593)	10/8/2010	1998	38
Portland — Scarborough	Scarborough, ME	(4)	828	4,601	52	76	483	843	904	5,084	895	6,883	(1,151)	10/8/2010	2001	41
Detroit — Ann Arbor — Briarwood Mall	Ann Arbor, MI	(4)	3,416	—	41	172	490	801	3,588	490	842	4,920	(483)	10/8/2010	1997	(6)
Detroit — Ann Arbor — University South	Ann Arbor, MI	(4)	955	1,139	42	147	382	775	1,102	1,521	817	3,440	(538)	10/8/2010	1997	41
Auburn Hills — University Drive	Auburn Hills, MI	(4)	1,363	588	59	133	692	1,062	1,496	1,280	1,121	3,897	(723)	10/8/2010	1999	39
Detroit — Auburn Hills — Featherstone Rd.	Auburn Hills, MI	(4)	1,226	3,584	75	198	837	1,324	1,424	4,421	1,399	7,244	(1,199)	10/8/2010	1999	41
Detroit — Auburn Hills — I — 75	Auburn Hills, MI	(4)	1,948	—	47	153	539	819	2,101	539	866	3,506	(1,067)	10/8/2010	1997	(6)
Detroit — Canton	Canton, MI	(4)	1,501	—	59	142	453	718	1,643	453	777	2,873	(557)	10/8/2010	2001	(6)
Detroit — Dearborn	Dearborn, MI	(4)	1,018	2,051	77	133	471	748	1,151	2,522	825	4,498	(798)	10/8/2010	2002	42
Detroit — Farmington Hills	Farmington Hills, MI	(4)	1,084	570	41	122	75	504	1,206	645	545	2,396	(379)	10/8/2010	1997	37
Grand Rapids — Kentwood	Kentwood, MI	(4)	1,297	1,644	38	129	233	556	1,426	1,877	594	3,897	(600)	10/8/2010	1998	38
Detroit — Madison Heights	Madison Heights, MI	(4)	1,787	—	43	63	139	449	1,850	139	492	2,481	(372)	10/8/2010	1997	(6)
Detroit — Novi — Haggerty Road	Novi, MI	(4)	1,102	1,620	44	123	513	743	1,225	2,133	787	4,145	(1,155)	10/8/2010	1997	37
Detroit — Novi — Orchard Hill Place	Novi, MI	(4)	1,237	421	78	95	59	348	1,332	480	426	2,238	(385)	10/8/2010	2000	42
Detroit — Metropolitan Airport	Romulus, MI	(4)	1,161	2,462	83	104	105	342	1,265	2,567	425	4,257	(683)	10/8/2010	2001	41
Detroit — Roseville	Roseville, MI	(4)	1,204	2,742	71	65	212	529	1,269	2,954	600	4,823	(765)	10/8/2010	2001	41
Detroit — Southfield — I-696	Southfield, MI	(4)	1,746	—	84	81	217	737	1,827	217	821	2,865	(540)	10/8/2010	2002	(6)
Detroit — Southfield — Northwestern Hwy.	Southfield, MI	(4)	1,952	—	58	128	640	1,128	2,080	640	1,186	3,906	(510)	10/8/2010	1999	(6)
Detroit — Sterling Heights	Sterling Heights, MI	(4)	998	1,550	42	97	768	867	1,095	2,318	909	4,322	(674)	10/8/2010	1997	37
Detroit — Warren	Warren, MI	(4)	1,448	—	37	134	254	432	1,582	254	469	2,305	(281)	10/8/2010	1997	39
Minneapolis — Bloomington	Bloomington, MN	(4)	1,440	3,092	39	69	422	743	1,509	3,514	782	5,805	(982)	10/8/2010	1998	38
Minneapolis — Brooklyn Center	Brooklyn Center, MN	(4)	1,367	2,491	38	85	181	727	1,452	2,672	765	4,889	(718)	10/8/2010	1998	38
Minneapolis — Airport — Eagan — South	Eagan, MN	(4)	1,517	2,133	51	81	450	707	1,598	2,583	758	4,939	(833)	10/8/2010	1997	37
Minneapolis — Airport — Eagan — North	Eagan, MN	(4)	1,888	2,331	60	99	627	1,067	1,987	2,958	1,127	6,072	(789)	10/8/2010	1998	38
Minneapolis — Eden Prairie — Technology Drive	Eden Prairie, MN	(4)	1,199	2,289	36	74	463	768	1,273	2,752	804	4,829	(863)	10/8/2010	1998	38
Minneapolis — Eden Prairie — Valley View Road	Eden Prairie, MN	(4)	1,614	3,658	39	76	393	746	1,690	4,051	785	6,526	(1,009)	10/8/2010	1998	38
Minneapolis — Maple Grove	Maple Grove, MN	(4)	2,543	560	38	93	355	589	2,636	915	627	4,178	(363)	10/8/2010	1998	38
Rochester — North	Rochester, MN	(4)	1,146	1,797	48	71	495	683	1,217	2,292	731	4,240	(567)	10/8/2010	2001	41
Rochester — South	Rochester, MN	(4)	1,119	1,439	50	80	413	642	1,199	1,852	692	3,743	(502)	10/8/2010	2001	41
Minneapolis — Woodbury	Woodbury, MN	(4)	1,805	2,559	43	53	363	756	1,858	2,922	799	5,579	(1,171)	10/8/2010	1999	39
St. Louis — Airport — Central	Bridgeton, MO	(4)	1,743	1,010	57	84	162	761	1,827	1,172	818	3,817	(624)	10/8/2010	1998	39
Columbia — Stadium Blvd.	Columbia, MO	(4)	734	2,511	91	84	183	493	818	2,694	584	4,096	(741)	10/8/2010	2003	43
St. Louis — Earth City	Earth City, MO	(4)	1,394	721	34	83	158	665	1,477	879	699	3,055	(494)	10/8/2010	1997	27
Kansas City — Airport — Plaza Circle	Kansas City, MO	(4)	603	992	40	132	214	892	735	1,206	932	2,873	(529)	10/8/2010	1997	37
Kansas City — Airport — Tiffany Springs	Kansas City, MO	(4)	811	3,292	52	120	195	648	931	3,487	700	5,118	(842)	10/8/2010	1998	38
Kansas City — Country Club Plaza	Kansas City, MO	(4)	1,028	5,114	46	116	558	670	1,144	5,672	716	7,532	(1,287)	10/8/2010	1998	38
Kansas City — South	Kansas City, MO	(4)	1,742	—	44	86	378	844	1,828	378	888	3,094	(582)	10/8/2010	1997	(6)
St. Louis — Westport — Central	Maryland Heights, MO	(4)	829	2,112	48	71	493	877	900	2,605	925	4,430	(804)	10/8/2010	1999	39

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2015 (continued)

(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount Carried at Close of Period December 31, 2015							Depreciable Lives (Years) (3)
Description	Location	Encumbrances	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
St. Louis — Westport — East Lackland Rd.	Maryland Heights, MO	(4)	1,334	2,692	53	190	401	631	1,524	3,093	684	5,301	(896)	10/8/2010	1996	31
Springfield — South	Springfield, MO	(4)	777	3,170	40	91	183	1,007	868	3,353	1,047	5,268	(792)	10/8/2010	1997	37
St. Louis — Westport — Craig Road	St. Louis, MO	(4)	982	220	33	121	220	610	1,103	440	643	2,186	(372)	10/8/2010	1994	24
St. Louis — St. Peters	St. Peters, MO	(4)	1,165	3,797	44	86	325	380	1,251	4,122	424	5,797	(943)	10/8/2010	1997	37
Jackson — East Beasley Road	Jackson, MS	(4)	265	3,884	49	90	199	626	355	4,083	675	5,113	(862)	10/8/2010	1999	39
Jackson — North	Jackson, MS	(4)	256	3,381	40	125	168	618	381	3,549	658	4,588	(872)	10/8/2010	1997	32
Jackson — Ridgeland	Ridgeland, MS	(4)	345	3,103	33	95	163	540	440	3,266	573	4,279	(868)	10/8/2010	1996	26
Billings — West End	Billings, MT	(4)	936	3,915	97	99	464	570	1,035	4,379	667	6,081	(846)	10/8/2010	2003	43
Great Falls — Missouri River	Great Falls, MT	(4)	834	5,105	70	67	451	653	901	5,556	723	7,180	(1,012)	10/8/2010	2002	42
Asheville — Tunnel Rd.	Asheville, NC	(4)	2,216	2,559	38	62	387	734	2,278	2,946	772	5,996	(749)	10/8/2010	1998	38
Raleigh — Cary — Harrison Ave.	Cary, NC	(4)	791	1,353	33	42	321	713	833	1,674	746	3,253	(604)	10/8/2010	1996	26
Raleigh — Cary — Regency Parkway North	Cary, NC	(4)	903	4,357	44	34	424	835	937	4,781	879	6,597	(1,022)	10/8/2010	1998	38
Raleigh — Cary — Regency Parkway South	Cary, NC	(4)	1,018	4,505	53	89	443	822	1,107	4,948	875	6,930	(917)	10/8/2010	1998	43
Charlotte — Airport	Charlotte, NC	(4)	1,982	636	67	109	764	876	2,091	1,400	943	4,434	(1,195)	10/8/2010	1998	33
Charlotte — Pineville — Park Rd.	Charlotte, NC	(4)	1,111	3,250	60	74	487	669	1,185	3,737	729	5,651	(1,224)	10/8/2010	1999	39
Charlotte — Pineville — Pineville Matthews Rd.	Charlotte, NC	(4)	1,859	3,965	52	241	480	911	2,100	4,445	963	7,508	(1,109)	10/8/2010	1999	43
Charlotte — Tyvola Rd.	Charlotte, NC	(4)	1,563	727	54	68	429	626	1,631	1,156	680	3,467	(818)	10/8/2010	1998	38
Charlotte — Tyvola Rd. — Executive Park	Charlotte, NC	(4)	1,232	—	19	71	501	657	1,303	501	676	2,480	(664)	10/8/2010	1995	(6)
Charlotte — University Place	Charlotte, NC	(4)	1,208	2,903	44	(29)	461	706	1,179	3,364	750	5,293	(1,141)	10/8/2010	1998	39
Charlotte — University Place — E. McCullough Dr.	Charlotte, NC	(4)	1,045	—	35	84	497	638	1,129	497	673	2,299	(749)	10/8/2010	1996	(6)
Durham — Research Triangle Park — Hwy. 55	Durham, NC	(4)	603	1,556	292	168	212	922	771	1,768	1,214	3,753	(613)	12/13/2012	1997	19
Durham — Research Triangle Park — Hwy. 54	Durham, NC	(4)	63	984	33	189	508	803	252	1,492	836	2,580	(1,267)	10/8/2010	1996	26
Durham — RTP — Miami Blvd. — North	Durham, NC	(4)	1,215	2,397	54	77	459	742	1,292	2,856	796	4,944	(677)	10/8/2010	1998	40
Durham — RTP — Miami Blvd. — South	Durham, NC	(4)	1,405	2,370	107	89	692	1,186	1,494	3,062	1,293	5,849	(998)	10/8/2010	1998	42
Durham — University	Durham, NC	(4)	1,208	3,006	43	135	447	729	1,343	3,453	772	5,568	(1,207)	10/8/2010	1997	33
Durham — University — Ivy Creek Blvd.	Durham, NC	(4)	1,684	3,947	57	95	236	433	1,779	4,183	490	6,452	(1,028)	10/8/2010	1998	33
Fayetteville — Cross Creek Mall	Fayetteville, NC	(4)	3,725	9,586	56	95	349	766	3,820	9,935	822	14,577	(2,093)	10/8/2010	1999	39
Fayetteville — Owen Dr.	Fayetteville, NC	(4)	4,253	7,164	43	75	627	687	4,328	7,791	730	12,849	(1,899)	10/8/2010	1997	32
Greensboro — Airport	Greensboro, NC	(4)	1,017	1,618	56	62	145	326	1,079	1,763	382	3,224	(538)	10/8/2010	1999	42
Greensboro — Wendover Ave.	Greensboro, NC	(4)	1,047	—	33	113	107	366	1,160	107	399	1,666	(368)	10/8/2010	1995	(6)
Greensboro — Wendover Ave. — Big Tree Way	Greensboro, NC	(4)	1,220	1,866	46	99	510	744	1,319	2,376	790	4,485	(1,113)	10/8/2010	1996	31
Jacksonville — Camp Lejeune	Jacksonville, NC	(4)	4,815	10,609	38	94	577	682	4,909	11,186	720	16,815	(2,059)	10/8/2010	1998	38
Raleigh — RDU Airport	Morrisville, NC	(4)	833	3,939	43	34	523	818	867	4,462	861	6,190	(1,079)	10/8/2010	1997	32
Raleigh — Crabtree Valley	Raleigh, NC	(4)	1,276	2,350	493	114	607	725	1,390	2,957	1,218	5,565	(915)	12/13/2012	1998	20
Raleigh — North Raleigh — Wake Towne Dr.	Raleigh, NC	(4)	634	1,414	34	63	400	836	697	1,814	870	3,381	(649)	10/8/2010	1996	26
Raleigh — North Raleigh	Raleigh, NC	(4)	1,120	4,043	38	75	350	598	1,195	4,393	636	6,224	(1,235)	10/8/2010	1997	37
Raleigh — North Raleigh — Wake Forest Road	Raleigh, NC	(4)	956	2,771	43	74	666	904	1,030	3,437	947	5,414	(835)	10/8/2010	1997	32
Raleigh — Northeast	Raleigh, NC	(4)	1,219	2,471	40	87	384	898	1,306	2,855	938	5,099	(671)	10/8/2010	1999	38
Wilmington — New Centre Drive	Wilmington, NC	(4)	713	3,123	39	74	323	797	787	3,446	836	5,069	(693)	10/8/2010	1998	44
Winston-Salem — Hanes Mall Blvd.	Winston-Salem, NC	(4)	776	2,573	40	76	146	303	852	2,719	343	3,914	(698)	10/8/2010	1996	32
Omaha — West	Omaha, NE	(4)	1,117	2,601	39	119	222	452	1,236	2,823	491	4,550	(838)	10/8/2010	1997	27
Nashua — Manchester	Nashua, NH	(4)	2,526	1,771	58	72	389	709	2,598	2,160	767	5,525	(896)	10/8/2010	2001	41
Mt. Olive — Budd Lake	Budd Lake, NJ	(4)	835	3,898	103	125	428	650	960	4,326	753	6,039	(1,327)	10/8/2010	2003	43

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2015 (continued)

(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount Carried at Close of Period December 31, 2015							Depreciable Lives (Years) (3)
Description	Location	Encumbrances	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Philadelphia — Cherry Hill	Cherry Hill, NJ	(4)	337	2,660	32	46	386	549	383	3,046	581	4,010	(820)	10/8/2010	1998	38
Meadowlands — East Rutherford	E.Rutherford, NJ	(4)	957	6,141	61	94	1,015	1,102	1,051	7,156	1,163	9,370	(2,078)	10/8/2010	1999	39
Edison — Raritan Center	Edison, NJ	(4)	1,363	8,976	48	116	626	991	1,479	9,602	1,039	12,120	(2,309)	10/8/2010	1997	37
Elizabeth — Newark Airport	Elizabeth, NJ	(4)	202	11,175	119	79	786	966	281	11,961	1,085	13,327	(4,059)	10/8/2010	2002	42
Somerset — Franklin	Franklin, NJ	(4)	761	4,096	63	58	423	626	819	4,519	689	6,027	(1,369)	10/8/2010	2001	41
Philadelphia — Mt. Laurel — Pacilli Place	Mt Laurel, NJ	(4)	455	4,318	58	60	326	741	515	4,644	799	5,958	(1,124)	10/8/2010	1999	39
Philadelphia — Mt. Laurel — Crawford Place	Mt Laurel, NJ	(4)	313	2,632	31	51	450	529	364	3,082	560	4,006	(845)	10/8/2010	1998	38
Piscataway — Rutgers University	Piscataway, NJ	(4)	907	6,348	62	174	737	861	1,081	7,085	923	9,089	(1,901)	10/8/2010	1998	38
Princeton — West Windsor	Princeton, NJ	(4)	3,758	2,042	45	70	470	674	3,828	2,512	719	7,059	(995)	10/8/2010	2000	40
Ramsey — Upper Saddle River	Ramsey, NJ	(4)	704	5,013	64	42	545	699	746	5,558	763	7,067	(1,454)	10/8/2010	2001	41
Red Bank — Middletown	Red Bank, NJ	(4)	2,846	2,652	52	96	552	816	2,942	3,204	868	7,014	(1,190)	10/8/2010	2000	40
Meadowlands — Rutherford	Rutherford, NJ	(4)	1,972	4,661	49	78	646	851	2,050	5,307	900	8,257	(1,640)	10/8/2010	1999	39
Princeton — South Brunswick	S. Brunswick, NJ	(4)	761	3,728	50	127	521	841	888	4,249	891	6,028	(1,573)	10/8/2010	1999	39
Secaucus — Meadowlands	Secaucus, NJ	(4)	1,644	13,946	122	103	715	883	1,747	14,661	1,005	17,413	(2,944)	10/8/2010	2002	42
Secaucus — New York City Area	Secaucus, NJ	(4)	307	20,368	73	111	1,260	1,340	418	21,628	1,413	23,459	(10,237)	10/8/2010	2000	40
Hanover — Parsippany	Whippany, NJ	(4)	3,549	6,181	60	102	860	989	3,651	7,041	1,049	11,741	(2,029)	10/8/2010	1998	38
Newark — Woodbridge	Woodbridge, NJ	(4)	1,814	9,316	61	166	974	1,158	1,980	10,290	1,219	13,489	(2,668)	10/8/2010	1999	39
Albuquerque — Airport	Albuquerque, NM	(4)	747	2,314	47	66	106	345	813	2,420	392	3,625	(876)	10/8/2010	1999	24
Albuquerque — Rio Rancho	Albuquerque, NM	(4)	1,051	4,453	38	55	157	354	1,106	4,610	392	6,108	(903)	10/8/2010	1998	38
Albuquerque — Rio Rancho Blvd.	Rio Rancho, NM	(4)	1,561	5,734	51	89	271	495	1,650	6,005	546	8,201	(1,193)	10/8/2010	1998	39
Las Vegas — East Flamingo	Las Vegas, NV	(4)	1,914	3,649	56	105	536	1,177	2,019	4,185	1,233	7,437	(1,030)	10/8/2010	1998	38
Las Vegas — Midtown	Las Vegas, NV	(4)	1,782	3,495	45	78	597	896	1,860	4,092	941	6,893	(832)	10/8/2010	1998	38
Las Vegas — Valley View	Las Vegas, NV	(4)	2,230	7,604	64	151	255	761	2,381	7,859	825	11,065	(1,737)	10/8/2010	1995	32
Reno — South Meadows	Reno, NV	(4)	1,771	4,821	84	65	139	291	1,836	4,960	375	7,171	(988)	10/8/2010	2002	42
Albany — SUNY	Albany, NY	(4)	1,246	6,462	47	119	989	1,029	1,365	7,451	1,076	9,892	(1,837)	10/8/2010	1996	36
Buffalo — Amherst	Amherst, NY	(4)	665	5,464	43	87	408	835	752	5,872	878	7,502	(1,536)	10/8/2010	1997	37
Long Island — Bethpage	Bethpage, NY	(4)	4,024	7,727	44	130	568	825	4,154	8,295	869	13,318	(1,829)	10/8/2010	1999	39
Syracuse — Dewitt	East Syracuse, NY	(4)	669	4,692	43	219	658	822	888	5,350	865	7,103	(1,557)	10/8/2010	1996	36
White Plains — Elmsford	Elmsford, NY	(4)	1,124	12,986	74	434	1,107	1,078	1,558	14,093	1,152	16,803	(2,984)	10/8/2010	2000	40
Fishkill — Route 9	Fishkill, NY	(4)	1,616	6,316	47	57	243	998	1,673	6,559	1,045	9,277	(1,226)	10/8/2010	1998	38
Fishkill — Westage Center	Fishkill, NY	(4)	946	5,653	111	80	388	680	1,026	6,041	791	7,858	(1,459)	10/8/2010	2004	44
Long Island — Melville	Melville, NY	(4)	7,498	10,315	73	88	618	988	7,586	10,933	1,061	19,580	(2,226)	10/8/2010	2000	40
Rochester — Greece	Rochester, NY	(4)	1,005	4,662	45	62	603	875	1,067	5,265	920	7,252	(1,478)	10/8/2010	1996	36
Rochester — Henrietta	Rochester, NY	(4)	1,061	7,451	45	70	527	898	1,131	7,978	943	10,052	(1,824)	10/8/2010	1996	36
New York City — LaGuardia Airport	Whitestone, NY	(4)	8,634	14,468	84	115	708	948	8,749	15,176	1,032	24,957	(2,863)	10/8/2010	2001	41
Cincinnati — Blue Ash — Reed Hartman	Blue Ash, OH	(4)	956	697	46	82	490	940	1,038	1,187	986	3,211	(610)	10/8/2010	1997	38
Cincinnati — Blue Ash — Kenwood Road	Blue Ash, OH	(4)	928	2,223	50	5	421	413	933	2,644	463	4,040	(677)	10/8/2010	1998	29
Cincinnati — Blue Ash — Reagan Hwy.	Blue Ash, OH	(4)	535	651	28	127	480	592	662	1,131	620	2,413	(351)	10/8/2010	1991	31
Cleveland — Brooklyn	Brooklyn, OH	(4)	1,006	3,280	42	101	492	852	1,107	3,772	894	5,773	(944)	10/8/2010	1999	39
Columbus — East	Columbus, OH	(4)	1,036	—	29	148	67	344	1,184	67	373	1,624	(291)	10/8/2010	1989	(6)
Columbus — Easton	Columbus, OH	(4)	1,185	4,416	50	117	664	651	1,302	5,080	701	7,083	(1,231)	10/8/2010	1999	39
Columbus — North	Columbus, OH	(4)	824	1,251	43	120	154	396	944	1,405	439	2,788	(505)	10/8/2010	1997	37
Columbus — Polaris	Columbus, OH	(4)	1,431	5,351	61	111	745	1,085	1,542	6,096	1,146	8,784	(1,613)	10/8/2010	1998	39
Columbus — Worthington	Columbus, OH	(4)	781	1,115	36	77	280	333	858	1,395	369	2,622	(546)	10/8/2010	1998	38
Akron — Copley — West	Copley, OH	(4)	795	240	44	76	122	463	871	362	507	1,740	(331)	10/8/2010	1996	26
Akron — Copley — East	Copley, OH	(4)	875	1,080	35	87	226	329	962	1,306	364	2,632	(418)	10/8/2010	1997	37
Dayton — North	Dayton, OH	(4)	813	3,567	49	110	202	423	923	3,769	472	5,164	(940)	10/8/2010	2000	40
Dayton — South	Dayton, OH	(4)	500	1,899	29	109	300	339	609	2,199	368	3,176	(638)	10/8/2010	1989	29
Columbus — Dublin	Dublin, OH	(4)	1,329	1,294	38	77	443	686	1,406	1,737	724	3,867	(716)	10/8/2010	1998	38
Columbus — Sawmill Rd.	Dublin, OH	(4)	577	460	28	74	189	356	651	649	384	1,684	(351)	10/8/2010	1990	30
Columbus — Tuttle	Dublin, OH	(4)	863	3,396	50	89	446	750	952	3,842	800	5,594	(746)	10/8/2010	1998	40
Dayton — Fairborn	Fairborn, OH	(4)	757	2,848	34	99	144	469	856	2,992	503	4,351	(907)	10/8/2010	1997	27
Cincinnati — Fairfield	Fairfield, OH	(4)	459	1,293	28	158	190	303	617	1,483	331	2,431	(487)	10/8/2010	1989	29
Findlay — Tiffin Avenue	Findlay, OH		671	2,596	77	91	201	326	762	2,797	403	3,962	(696)	10/8/2010	1999	43
Toledo — Holland	Holland, OH	(4)	1,002	2,986	45	58	150	290	1,060	3,136	335	4,531	(661)	10/8/2010	1997	37
Toledo — Maumee	Maumee, OH	(4)	912	740	34	76	102	316	988	842	350	2,180	(366)	10/8/2010	1997	27

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2015 (continued)

(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount Carried at Close of Period December 31, 2015							Depreciable Lives (Years) (3)
Description	Location	Encumbrances	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Cleveland — Middleburg Heights	Middleburg Heights, OH	(4)	980	727	33	58	121	705	1,038	848	738	2,624	(473)	10/8/2010	1997	27
Cleveland — Airport — North Olmsted	North Olmsted, OH	(4)	1,169	909	45	126	127	680	1,295	1,036	725	3,056	(546)	10/8/2010	1998	38
Cleveland — Great Northern Mall	North Olmsted, OH	(4)	1,079	563	41	72	168	689	1,151	731	730	2,612	(438)	10/8/2010	1997	27
Cleveland — Beachwood — Orange Place — South	Orange, OH	(4)	1,619	—	76	78	631	692	1,697	631	768	3,096	(420)	10/8/2010	2002	(6)
Cleveland — Beachwood — Orange Place — North	Orange, OH	(4)	1,288	2,514	59	97	609	1,122	1,385	3,123	1,181	5,689	(789)	10/8/2010	1999	39
Cincinnati — Springdale — I-275	Springdale, OH	(4)	852	1,843	45	56	203	401	908	2,046	446	3,400	(638)	10/8/2010	1996	31
Cleveland — Westlake	Westlake, OH	(4)	1,569	1,329	36	47	164	451	1,616	1,493	487	3,596	(460)	10/8/2010	1997	40
Oklahoma City — Airport	Oklahoma City, OK	(4)	1,197	1,835	37	88	514	747	1,285	2,349	784	4,418	(573)	10/8/2010	1997	37
Oklahoma City — Northwest	Oklahoma City, OK	(4)	1,252	3,553	47	86	511	952	1,338	4,064	999	6,401	(859)	10/8/2010	1998	41
Oklahoma City — NW Expressway	Oklahoma City, OK	(4)	1,152	2,983	43	91	473	886	1,243	3,456	929	5,628	(947)	10/8/2010	1999	39
Tulsa — Central	Tulsa, OK	(4)	900	4,798	43	82	257	413	982	5,055	456	6,493	(1,175)	10/8/2010	1997	32
Tulsa — Midtown	Tulsa, OK	(4)	807	2,461	35	86	159	415	893	2,620	450	3,963	(794)	10/8/2010	1997	27
Portland — Beaverton	Beaverton, OR	(4)	3,210	4,410	50	85	693	956	3,295	5,103	1,006	9,404	(1,673)	10/8/2010	1997	32
Portland — Beaverton — Eider Court	Beaverton, OR	(4)	1,856	5,825	44	93	508	747	1,949	6,333	791	9,073	(1,423)	10/8/2010	1998	38
Portland — Hillsboro	Hillsboro, OR	(4)	4,174	8,101	63	113	1,130	1,110	4,287	9,231	1,173	14,691	(1,978)	10/8/2010	1998	40
Portland — Gresham	Portland, OR	(4)	2,009	2,822	38	94	485	681	2,103	3,307	719	6,129	(931)	10/8/2010	1998	38
Portland — Tigard	Tigard, OR	(4)	3,425	4,456	48	75	710	972	3,500	5,166	1,020	9,686	(1,651)	10/8/2010	1998	33
Philadelphia — Bensalem	Bensalem, PA	(4)	1,408	6,689	38	83	572	697	1,491	7,261	735	9,487	(1,526)	10/8/2010	1998	38
Allentown — Bethlehem	Bethlehem, PA	(4)	1,054	3,922	96	52	399	681	1,106	4,321	777	6,204	(1,099)	10/8/2010	2003	43
Pittsburgh — Carnegie	Carnegie, PA	(4)	697	6,689	41	113	537	711	810	7,226	752	8,788	(1,698)	10/8/2010	1997	37
Philadelphia — Exton	Exton, PA	(4)	2,343	2,198	44	127	520	680	2,470	2,718	724	5,912	(1,060)	10/8/2010	1999	39
Philadelphia — Horsham — Dresher Rd.	Horsham, PA	(4)	1,691	5,111	49	95	791	967	1,786	5,902	1,016	8,704	(1,774)	10/8/2010	1998	38
Philadelphia — Horsham — Welsh Rd.	Horsham, PA	(4)	1,815	2,708	68	69	551	762	1,884	3,259	830	5,973	(1,225)	10/8/2010	2001	41
Philadelphia — King of Prussia	King of Prussia, PA	(4)	2,871	7,293	58	153	850	1,000	3,024	8,143	1,058	12,225	(2,123)	10/8/2010	1998	38
Philadelphia — Malvern — Great Valley	Malvern, PA	(4)	1,772	2,699	44	65	531	639	1,837	3,230	683	5,750	(1,091)	10/8/2010	1999	39
Philadelphia — Malvern — Swedesford Rd.	Malvern, PA	(4)	78	4,384	40	75	699	805	153	5,083	845	6,081	(1,906)	10/8/2010	1999	39
Pittsburgh — Monroeville	Monroeville, PA	(4)	1,731	10,487	42	118	485	668	1,849	10,972	710	13,531	(2,217)	10/8/2010	1999	39
Philadelphia — Airport — Bartram Ave.	Philadelphia, PA	(4)	1,654	7,808	52	114	494	907	1,768	8,302	959	11,029	(1,807)	10/8/2010	1998	38
Philadelphia — Airport — Tinicum Blvd.	Philadelphia, PA	(4)	1,610	9,057	57	95	877	1,086	1,705	9,934	1,143	12,782	(2,138)	10/8/2010	1998	38
Pittsburgh — Airport	Pittsburgh, PA	(4)	806	6,583	53	104	522	846	910	7,105	899	8,914	(1,406)	10/8/2010	1998	39
Wilkes-Barre — Hwy. 315	Plains Township, PA		852	3,670	108	156	211	269	1,008	3,881	377	5,266	(863)	10/8/2010	2003	43
Philadelphia — Plymouth Meeting	Plymouth Meeting, PA	(4)	1,111	7,505	120	133	1,500	957	1,244	9,005	1,077	11,326	(2,237)	10/8/2010	2003	43
Pittsburgh — West Mifflin	West Mifflin, PA	(4)	885	7,893	95	114	410	595	999	8,303	690	9,992	(1,730)	10/8/2010	2003	43
Providence — East Providence	East Providence, RI	(4)	1,632	6,713	70	72	425	676	1,704	7,138	746	9,588	(1,575)	10/8/2010	2002	42
Providence — Airport	Warwick, RI	(4)	1,104	2,403	116	87	391	713	1,191	2,794	829	4,814	(884)	10/8/2010	1997	44
Providence — Warwick	Warwick, RI	(4)	1,563	4,097	69	107	91	492	1,670	4,188	561	6,419	(944)	10/8/2010	2001	41
Providence — West Warwick	West Warwick, RI	(4)	1,245	5,104	66	74	135	487	1,319	5,239	553	7,111	(1,069)	10/8/2010	2001	41
Columbia — Ft. Jackson	Columbia, SC	(4)	1,397	4,865	44	53	519	846	1,450	5,384	890	7,724	(1,138)	10/8/2010	1997	32
Columbia — West — Interstate 126	Columbia, SC	(4)	896	2,918	43	101	552	866	997	3,470	909	5,376	(846)	10/8/2010	1996	31
Columbia — West — Stoneridge Dr.	Columbia, SC	(4)	554	1,437	33	102	138	316	656	1,575	349	2,580	(588)	10/8/2010	1995	25
Greenville — Airport	Greenville, SC	(4)	727	3,464	40	30	257	859	757	3,721	899	5,377	(788)	10/8/2010	1996	36

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2015 (continued)

(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount Carried at Close of Period December 31, 2015							Depreciable Lives (Years) (3)
Description	Location	Encumbrances	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Greenville — Haywood Mall	Greenville, SC	(4)	672	1,082	33	85	104	382	757	1,186	415	2,358	(510)	10/8/2010	1995	25
Columbia — Northwest/Harbison	Irmo, SC	(4)	816	3,607	59	87	768	1,003	903	4,375	1,062	6,340	(1,010)	10/8/2010	1999	44
Charleston — Mt. Pleasant	Mt. Pleasant, SC	(4)	1,713	5,571	39	74	521	753	1,787	6,092	792	8,671	(1,535)	10/8/2010	1998	38
Charleston — Northwoods Blvd.	N. Charleston, SC	(4)	563	2,087	35	84	417	701	647	2,504	736	3,887	(989)	10/8/2010	1996	26
Charleston — Airport	N. Charleston, SC	(4)	1,580	5,652	49	75	992	1,019	1,655	6,644	1,068	9,367	(1,274)	10/8/2010	1999	39
Charleston — North Charleston	N. Charleston, SC	(4)	1,124	4,483	46	88	1,063	849	1,212	5,546	895	7,653	(1,686)	10/8/2010	1996	31
Nashville — Brentwood	Brentwood, TN	(4)	668	1,588	33	79	580	730	747	2,168	763	3,678	(648)	10/8/2010	1990	20
Nashville — Brentwood — South	Brentwood, TN	(4)	1,271	3,746	44	98	676	852	1,369	4,422	896	6,687	(1,086)	10/8/2010	1996	31
Chattanooga — Airport	Chattanooga, TN	(4)	1,045	3,840	44	44	451	377	1,089	4,291	421	5,801	(971)	10/8/2010	1996	31
Nashville — Franklin — Cool Springs	Franklin, TN	(4)	1,898	3,263	46	83	700	897	1,981	3,963	943	6,887	(1,074)	10/8/2010	1998	33
Knoxville — Cedar Bluff	Knoxville, TN	(4)	768	3,224	36	44	278	265	812	3,502	301	4,615	(816)	10/8/2010	1997	32
Knoxville — West Hills	Knoxville, TN	(4)	570	1,826	29	47	87	314	617	1,913	343	2,873	(546)	10/8/2010	1990	30
Memphis — Airport	Memphis, TN	(4)	329	1,900	66	33	660	1,044	362	2,560	1,110	4,032	(659)	10/8/2010	1998	38
Memphis — Apple Tree	Memphis, TN	(4)	1,052	—	29	62	753	743	1,114	753	772	2,639	(286)	10/8/2010	1990	(6)
Memphis — Cordova	Memphis, TN	(4)	736	1,937	34	54	462	530	790	2,399	564	3,753	(714)	10/8/2010	1996	26
Memphis — Mt. Moriah	Memphis, TN	(4)	827	1,670	45	156	811	473	983	2,481	518	3,982	(826)	10/8/2010	1999	39
Memphis — Germantown	Memphis, TN	(4)	1,445	4,416	60	101	606	1,081	1,546	5,022	1,141	7,709	(1,166)	10/8/2010	1999	39
Memphis — Germantown West	Memphis, TN	(4)	849	3,071	42	62	553	789	911	3,624	831	5,366	(913)	10/8/2010	1999	39
Memphis — Wolfchase Galleria	Memphis, TN	(4)	1,137	5,177	75	90	456	1,074	1,227	5,633	1,149	8,009	(1,070)	10/8/2010	1999	41
Nashville — Airport	Nashville, TN	(4)	1,033	3,649	42	111	647	780	1,144	4,296	822	6,262	(954)	10/8/2010	1997	32
Nashville — Airport — Elm Hill Pike	Nashville, TN	(4)	812	1,543	33	267	346	852	1,079	1,889	885	3,853	(626)	10/8/2010	1993	23
Nashville — Airport — Music City	Nashville, TN	(4)	2,779	2,379	56	65	580	996	2,844	2,959	1,052	6,855	(905)	10/8/2010	1997	32
Nashville — Vanderbilt	Nashville, TN	(4)	1,918	9,993	78	43	643	831	1,961	10,636	909	13,506	(2,075)	10/8/2010	2002	42
Amarillo — West	Amarillo, TX	(4)	489	3,478	45	49	470	716	538	3,948	761	5,247	(799)	10/8/2010	2000	40
Arlington	Arlington, TX	(4)	1,155	871	43	72	881	888	1,227	1,752	931	3,910	(1,293)	10/8/2010	1995	30
Arlington — Six Flags	Arlington, TX	(4)	814	4,330	57	122	776	1,253	936	5,106	1,310	7,352	(1,481)	10/8/2010	1997	27
Austin — Round Rock — South	Austin, TX	(4)	676	3,755	96	65	570	745	741	4,325	841	5,907	(1,297)	10/8/2010	2003	43
Austin — Arboretum — Capital of Texas Hwy.	Austin, TX	(4)	734	4,455	43	75	615	693	809	5,070	736	6,615	(1,283)	10/8/2010	1999	39
Austin — Arboretum — North	Austin, TX	(4)	1,080	5,322	56	45	662	1,273	1,125	5,984	1,329	8,438	(1,522)	10/8/2010	1998	40
Austin — Arboretum — South	Austin, TX	(4)	1,059	2,857	44	89	817	1,132	1,148	3,674	1,176	5,998	(1,543)	10/8/2010	1995	30
Austin — Downtown — 6th St.	Austin, TX	(4)	1,915	12,925	50	79	584	879	1,994	13,509	929	16,432	(2,536)	10/8/2010	2000	40
Austin — Downtown — Town Lake	Austin, TX	(4)	3,043	11,933	58	64	841	1,188	3,107	12,774	1,246	17,127	(2,697)	10/8/2010	1998	38
Austin — Metro	Austin, TX	(4)	677	1,768	53	64	81	1,120	741	1,849	1,173	3,763	(576)	10/8/2010	1998	41
Austin — North Central	Austin, TX	(4)	1,711	—	58	101	503	1,463	1,812	503	1,521	3,836	(643)	10/8/2010	1998	(6)
Austin — Northwest — Lakeline Mall	Austin, TX	(4)	601	2,842	75	79	449	789	680	3,291	864	4,835	(1,205)	10/8/2010	2002	42
Austin — Northwest — Research Park	Austin, TX	(4)	1,028	5,422	59	144	1,161	1,323	1,172	6,583	1,382	9,137	(1,761)	10/8/2010	1998	41
Austin — Round Rock — North	Austin, TX	(4)	604	3,676	50	164	727	917	768	4,403	967	6,138	(1,124)	10/8/2010	1998	28
Austin — Southwest	Austin, TX	(4)	4,628	3,811	84	54	579	830	4,682	4,390	914	9,986	(1,376)	10/8/2010	2002	42
Dallas — Bedford	Bedford, TX	(4)	540	2,600	53	127	96	657	667	2,696	710	4,073	(660)	10/8/2010	1998	41
Corpus Christi — Staples	Corpus Christi, TX	(4)	1,246	5,337	47	91	149	472	1,337	5,486	519	7,342	(1,150)	10/8/2010	1998	38
Dallas — Coit Road	Dallas, TX	(4)	555	1,430	42	125	286	772	680	1,716	814	3,210	(659)	10/8/2010	1994	29
Dallas — Frankford Road	Dallas, TX	(4)	891	1,301	131	79	1,158	1,152	970	2,459	1,283	4,712	(1,000)	10/8/2010	2002	42
Dallas — Greenville Avenue	Dallas, TX	(4)	581	3,125	42	81	200	468	662	3,325	510	4,497	(825)	10/8/2010	1998	38
Dallas — Market Center	Dallas, TX	(4)	748	4,625	71	77	416	820	825	5,041	891	6,757	(916)	10/8/2010	1997	39
Dallas — Vantage Point Dr.	Dallas, TX	(4)	581	3,317	50	117	253	547	698	3,570	597	4,865	(975)	10/8/2010	1997	35
El Paso — Airport	El Paso, TX	(4)	951	6,206	55	68	366	491	1,019	6,572	546	8,137	(1,441)	10/8/2010	1997	32
El Paso — West	El Paso, TX	(4)	918	3,271	34	98	270	462	1,016	3,541	496	5,053	(964)	10/8/2010	1997	27
Dallas — Farmers Branch	Farmers Branch, TX	(4)	511	1,451	38	55	302	841	566	1,753	879	3,198	(557)	10/8/2010	1998	28
Fort Worth — City View	Fort Worth, TX	(4)	724	2,888	43	76	572	844	800	3,460	887	5,147	(936)	10/8/2010	1999	39
Fort Worth — Fossil Creek	Fort Worth, TX	(4)	695	3,944	50	(3)	473	740	692	4,417	790	5,899	(842)	10/8/2010	1998	40
Fort Worth — Medical Center	Fort Worth, TX	(4)	1,811	3,954	39	48	486	743	1,859	4,440	782	7,081	(1,124)	10/8/2010	1996	31
Fort Worth — Southwest	Fort Worth, TX	(4)	1,102	3,734	46	65	388	668	1,167	4,122	714	6,003	(770)	10/8/2010	1998	40
Houston — Galleria — Uptown	Houston, TX	(4)	890	9,696	66	70	900	996	960	10,596	1,062	12,618	(2,271)	10/8/2010	1998	38

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2015 (continued)

(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount Carried at Close of Period December 31, 2015							Depreciable Lives (Years) (3)
Description	Location	Encumbrances	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Houston — Galleria — Westheimer	Houston, TX	(4)	729	9,020	45	57	613	767	786	9,633	812	11,231	(1,981)	10/8/2010	1999	39
Houston — Greenspoint	Houston, TX	(4)	381	840	39	155	463	902	536	1,303	941	2,780	(1,025)	10/8/2010	1998	28
Houston — Med. Ctr. — Greenway Plaza	Houston, TX	(4)	603	8,266	46	100	649	787	703	8,915	833	10,451	(1,888)	10/8/2010	1998	38
Houston — Katy Freeway — Energy Corridor	Houston, TX		2,040	5,507	549	20	697	859	2,060	6,204	1,408	9,672	(656)	12/31/2013	1998	40
Houston — Katy Frwy — Beltway 8	Houston, TX	(4)	304	2,701	44	81	587	783	385	3,288	827	4,500	(1,225)	10/8/2010	1999	39
Houston — Med. Ctr. — NRG Park — Braeswood Blvd.	Houston, TX	(4)	998	10,111	122	119	934	1,153	1,117	11,045	1,275	13,437	(2,416)	10/8/2010	1997	38
Houston — Med. Ctr. — NRG Park — Fannin St.	Houston, TX	(4)	1,311	7,833	53	142	1,053	1,381	1,453	8,886	1,434	11,773	(2,710)	10/8/2010	1995	30
Houston — Med. Ctr. — NRG Park — Kirby	Houston, TX	(4)	544	5,470	60	129	510	848	673	5,980	908	7,561	(1,043)	10/8/2010	1997	39
Houston — NASA — Johnson Space Center	Houston, TX	(4)	535	4,068	44	122	906	415	657	4,974	459	6,090	(1,162)	10/8/2010	1998	38
Houston — Northwest	Houston, TX	(4)	499	4,878	50	56	197	435	555	5,075	485	6,115	(934)	10/8/2010	1997	39
Houston — Sugar Land	Houston, TX		1,882	5,904	549	7	734	733	1,889	6,638	1,282	9,809	(826)	12/31/2013	1998	40
Houston — Westchase — Richmond	Houston, TX	(4)	286	3,074	38	76	597	772	362	3,671	810	4,843	(737)	10/8/2010	1998	43
Houston — Westchase — Westheimer	Houston, TX	(4)	646	6,571	43	56	751	1,103	702	7,322	1,146	9,170	(2,351)	10/8/2010	1997	27
Houston — Willowbrook	Houston, TX	(4)	836	4,187	48	91	907	1,121	927	5,094	1,169	7,190	(1,802)	10/8/2010	1995	30
Houston — Willowbrook — HWY 249	Houston, TX	(4)	329	3,432	38	77	688	729	406	4,120	767	5,293	(904)	10/8/2010	1998	38
Dallas — DFW Airport N.	Irving, TX	(4)	698	1,510	130	94	147	861	792	1,657	991	3,440	(755)	10/8/2010	2003	43
Dallas — Las Colinas — Carnaby St.	Irving, TX	(4)	1,220	3,061	51	120	177	396	1,340	3,238	447	5,025	(897)	10/8/2010	1996	31
Dallas — Las Colinas — Green Park Dr.	Irving, TX	(4)	875	2,338	98	74	644	862	949	2,982	960	4,891	(959)	10/8/2010	1998	43
Laredo — Del Mar	Laredo, TX	(4)	513	2,959	63	86	197	383	599	3,156	446	4,201	(803)	10/8/2010	2001	41
Dallas — Las Colinas — Meadow Creek Dr.	Las Colinas, TX	(4)	844	3,605	84	89	355	1,069	933	3,960	1,153	6,046	(922)	10/8/2010	1998	40
Dallas — Lewisville	Lewisville, TX	(4)	564	1,020	38	82	478	673	646	1,498	711	2,855	(951)	10/8/2010	1998	38
Lubbock — Southwest	Lubbock, TX	(4)	571	4,931	76	44	437	703	615	5,368	779	6,762	(1,037)	10/8/2010	2002	42
Dallas — Plano	Plano, TX	(4)	735	4,386	90	79	894	1,284	814	5,280	1,374	7,468	(1,287)	10/8/2010	1999	41
Dallas — Plano Parkway — Medical Center	Plano, TX	(4)	649	1,999	45	148	381	671	797	2,380	716	3,893	(558)	10/8/2010	1997	41
Dallas — Plano Parkway	Plano, TX	(4)	776	3,662	118	47	564	841	823	4,226	959	6,008	(1,008)	10/8/2010	1996	43
Dallas — Richardson	Richardson, TX	(4)	1,014	5,535	144	105	986	1,733	1,119	6,521	1,877	9,517	(1,569)	10/8/2010	2002	42
San Antonio — Airport	San Antonio, TX	(4)	1,443	4,710	53	94	344	463	1,537	5,054	516	7,107	(1,258)	10/8/2010	1995	30
San Antonio — Colonnade	San Antonio, TX	(4)	865	5,060	52	76	369	730	941	5,429	782	7,152	(1,009)	10/8/2010	1998	40
Houston — The Woodlands	Spring, TX	(4)	455	5,700	55	69	645	938	524	6,345	993	7,862	(1,941)	10/8/2010	1998	26
Houston — Stafford	Stafford, TX	(4)	389	1,774	35	107	176	469	496	1,950	504	2,950	(647)	10/8/2010	1997	34
Waco — Woodway	Waco, TX	(4)	553	4,053	47	50	164	407	603	4,217	454	5,274	(894)	10/8/2010	2001	41
Houston — NASA — Bay Area Blvd.	Webster, TX	(4)	516	5,301	45	63	324	589	579	5,625	634	6,838	(1,107)	10/8/2010	1997	40
Salt Lake City — Union Park	Midvale, UT	(4)	1,236	4,122	47	87	725	1,006	1,323	4,847	1,053	7,223	(1,357)	10/8/2010	1997	37
Salt Lake City — Sugar House	Salt Lake City, UT	(4)	2,166	7,029	39	180	637	788	2,346	7,666	827	10,839	(1,802)	10/8/2010	1998	33
Salt Lake City — Sandy	Sandy, UT	(4)	977	3,949	45	144	474	841	1,121	4,423	886	6,430	(1,217)	10/8/2010	1998	38
Salt Lake City — West Valley Center	West Valley, UT	(4)	1,183	3,592	43	133	457	842	1,316	4,049	885	6,250	(1,139)	10/8/2010	1997	37
Washington, D.C. — Alexandria — Landmark	Alexandria, VA	(4)	3,627	10,696	44	115	535	757	3,742	11,231	801	15,774	(2,177)	10/8/2010	1999	39
Washington, DC — Alexandria — Eisenhower Ave.	Alexandria, VA	(4)	5,147	14,424	60	78	679	979	5,225	15,103	1,039	21,367	(3,211)	10/8/2010	1999	39
Washington, D.C. — Centreville — Manassas	Centreville, VA	(4)	1,542	4,922	105	76	494	695	1,618	5,416	800	7,834	(1,416)	10/8/2010	2004	44
Washington, D.C. — Chantilly	Chantilly, VA	(4)	2,655	3,015	511	137	890	598	2,792	3,905	1,109	7,806	(959)	12/13/2012	1998	22
Washington, D.C. — Chantilly — Airport	Chantilly, VA	(4)	1,402	3,390	40	(6)	582	702	1,396	3,972	742	6,110	(1,295)	10/8/2010	1998	38

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2015 (continued)

(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount Carried at Close of Period December 31, 2015							Depreciable Lives (Years) (3)
Description	Location	Encumbrances	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Washington, D.C. — Chantilly — Dulles South	Chantilly, VA	(4)	1,166	5,159	46	92	485	683	1,258	5,644	729	7,631	(1,494)	10/8/2010	2000	40
Chesapeake — Churchland Blvd.	Chesapeake, VA	(4)	647	2,762	57	40	93	386	687	2,855	443	3,985	(714)	10/8/2010	2001	42
Chesapeake — Crossways Blvd.	Chesapeake, VA	(4)	1,171	4,773	47	68	667	976	1,239	5,440	1,023	7,702	(1,304)	10/8/2010	1996	32
Chesapeake — Greenbrier Circle	Chesapeake, VA	(4)	807	5,349	109	55	344	747	862	5,693	856	7,411	(1,034)	10/8/2010	2005	44
Washington, D.C. — Fairfax	Fairfax, VA	(4)	1,799	3,734	49	90	725	711	1,889	4,459	760	7,108	(1,368)	10/8/2010	1999	39
Washington, D.C. — Fairfax — Fair Oaks Mall	Fairfax, VA	(4)	936	5,713	61	42	470	701	978	6,183	762	7,923	(1,536)	10/8/2010	2000	40
Washington, D.C. — Fairfax — Fair Oaks	Fairfax, VA	(4)	4,167	4,053	693	216	670	421	4,383	4,723	1,114	10,220	(1,400)	12/13/2012	1998	26
Washington, D.C. — Falls Church — Merrifield	Fairfax, VA	(4)	4,389	6,653	910	246	718	306	4,635	7,371	1,216	13,222	(1,555)	12/13/2012	1998	33
Richmond — Innsbrook	Glen Allen, VA	(4)	1,069	1,991	45	55	455	850	1,124	2,446	895	4,465	(703)	10/8/2010	1997	27
Richmond — West End — I-64	Glen Allen, VA	(4)	1,999	2,496	501	126	556	632	2,125	3,052	1,133	6,310	(873)	12/13/2012	1997	19
Hampton — Coliseum	Hampton, VA	(4)	1,049	2,120	97	85	414	847	1,134	2,534	944	4,612	(850)	10/8/2010	2003	43
Washington, D.C. — Herndon — Dulles	Herndon, VA	(4)	1,159	5,808	150	43	266	688	1,202	6,074	838	8,114	(1,334)	10/8/2010	2005	45
Lynchburg — University Blvd.	Lynchburg, VA	(4)	1,259	4,899	94	65	380	811	1,324	5,279	905	7,508	(1,176)	10/8/2010	2003	43
Newport News — I-64 — Jefferson Avenue	Newport News, VA	(4)	982	2,655	34	60	304	793	1,042	2,959	827	4,828	(827)	10/8/2010	1997	27
Newport News — Oyster Point	Newport News, VA	(4)	688	2,950	44	68	313	595	756	3,263	639	4,658	(866)	10/8/2010	1996	32
Washington, D.C. — Reston	Reston, VA	(4)	5,766	7,250	795	161	706	410	5,927	7,956	1,205	15,088	(1,556)	12/13/2012	1998	34
North Chesterfield — Arboretum	Richmond, VA	(4)	1,368	3,745	45	32	389	729	1,400	4,134	774	6,308	(1,047)	10/8/2010	1998	38
Richmond — W. Broad Street — Glenside — North	Richmond, VA	(4)	1,008	4,037	55	54	131	418	1,062	4,168	473	5,703	(854)	10/8/2010	1999	40
Richmond — W. Broad Street — Glenside — South	Richmond, VA	(4)	660	1,677	39	84	1,247	513	744	2,924	552	4,220	(1,008)	10/8/2010	1997	32
Roanoke — Airport	Roanoke, VA	(4)	844	1,949	35	30	242	362	874	2,191	397	3,462	(613)	10/8/2010	1998	34
Washington, D.C. — Springfield	Springfield, VA	(4)	3,417	15,207	134	93	453	752	3,510	15,660	886	20,056	(2,865)	10/8/2010	2004	44
Washington, D.C. — Sterling	Sterling, VA	(4)	1,375	5,167	39	92	462	686	1,467	5,629	725	7,821	(1,320)	10/8/2010	1998	38
Washington, DC — Sterling — Dulles	Sterling, VA	(4)	4,709	2,618	707	183	681	520	4,892	3,299	1,227	9,418	(971)	12/13/2012	1998	23
Washington, D.C. — Tysons Corner	Vienna, VA	(4)	3,716	12,425	49	79	609	838	3,795	13,034	887	17,716	(2,733)	10/8/2010	1999	39
Virginia Beach — Independence Blvd.	Virginia Beach, VA	(4)	1,769	6,115	43	115	666	915	1,884	6,781	958	9,623	(1,558)	10/8/2010	1996	31
Seattle — Bellevue — Downtown	Bellevue, WA	(4)	3,672	9,062	55	71	663	924	3,743	9,725	979	14,447	(2,065)	10/8/2010	1998	38
Seattle — Bellevue — Factoria	Bellevue, WA	(4)	2,697	8,912	55	48	1,117	1,049	2,745	10,029	1,104	13,878	(2,358)	10/8/2010	1997	32
Seattle — Redmond	Bellevue, WA	(4)	6,206	16,067	71	66	784	1,069	6,272	16,851	1,140	24,263	(3,527)	10/8/2010	1998	33
Seattle — Bothell — West	Bothell, WA	(4)	1,236	5,978	64	69	375	586	1,305	6,353	650	8,308	(1,485)	10/8/2010	2001	41
Seattle — Bothell — Canyon Park	Bothell, WA	(4)	2,266	7,932	57	91	792	930	2,357	8,724	987	12,068	(2,152)	10/8/2010	1998	39
Seattle — Everett — North	Everett, WA	(4)	1,175	6,615	38	51	436	718	1,226	7,051	756	9,033	(1,693)	10/8/2010	1997	37
Seattle — Everett — Silverlake	Everett, WA	(4)	4,008	9,000	54	155	624	900	4,163	9,624	954	14,741	(1,868)	10/8/2010	1999	40
Seattle — Federal Way	Federal Way, WA	(4)	761	4,918	38	78	516	663	839	5,434	701	6,974	(1,439)	10/8/2010	1999	39
Tacoma — Fife	Fife, WA	(4)	814	4,397	38	69	546	718	883	4,943	756	6,582	(1,382)	10/8/2010	1997	37
Seattle — Kent	Kent, WA	(4)	923	3,724	43	58	623	842	981	4,347	885	6,213	(1,205)	10/8/2010	1998	38
Seattle — Lynnwood	Lynnwood, WA	(4)	1,829	5,408	41	54	572	780	1,883	5,980	821	8,684	(1,439)	10/8/2010	1998	38
Seattle — Mukilteo	Mukilteo, WA	(4)	1,894	8,893	84	48	275	556	1,942	9,168	640	11,750	(1,821)	10/8/2010	2002	42
Seattle — Renton	Renton, WA	(4)	1,714	5,924	62	71	613	1,173	1,785	6,537	1,235	9,557	(1,640)	10/8/2010	1998	39
Seattle — Northgate	Seattle, WA	(4)	1,214	8,655	86	69	526	812	1,283	9,181	898	11,362	(2,046)	10/8/2010	2002	42
Tacoma — South	Tacoma, WA	(4)	1,162	6,871	40	129	502	792	1,291	7,373	832	9,496	(1,579)	10/8/2010	1998	40
Seattle — Southcenter	Tukwila, WA	(4)	1,005	4,129	35	78	1,499	734	1,083	5,628	769	7,480	(1,409)	10/8/2010	1998	33
Seattle — Tukwila	Tukwila, WA	(4)	1,056	4,724	38	49	514	596	1,105	5,238	634	6,977	(1,441)	10/8/2010	1997	32
Olympia — Tumwater	Tumwater, WA	(4)	1,428	5,495	70	79	410	769	1,507	5,905	839	8,251	(1,477)	10/8/2010	2001	41
Portland — Vancouver	Vancouver, WA	(4)	1,122	5,671	42	69	533	861	1,191	6,204	903	8,298	(1,596)	10/8/2010	1997	37
Appleton — Fox Cities	Appleton, WI	(4)	1,129	3,042	39	133	180	610	1,262	3,222	649	5,133	(804)	10/8/2010	1997	37
Milwaukee — Brookfield	Brookfield, WI	(4)	2,579	5,647	49	53	758	981	2,632	6,405	1,030	10,067	(1,259)	10/8/2010	1998	38

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2015 (continued)

(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount Carried at Close of Period December 31, 2015							Depreciable Lives (Years) (3)
Description	Location	Encumbrances	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Madison — Junction Court	Madison, WI	(4)	1,197	2,790	39	57	489	703	1,254	3,279	742	5,275	(686)	10/8/2010	1998	38
Madison — Old Sauk Rd.	Madison, WI	(4)	1,332	2,506	46	145	398	691	1,477	2,904	737	5,118	(664)	10/8/2010	1998	39
Milwaukee — Waukesha	Waukesha, WI	(4)	1,311	3,215	44	76	260	630	1,387	3,475	674	5,536	(833)	10/8/2010	1997	37
Milwaukee — Wauwatosa	Wauwatosa, WI	(4)	1,732	5,151	44	110	511	985	1,842	5,662	1,029	8,533	(1,162)	10/8/2010	1997	41

Land Available for Development	Bloomington, MN		1,821	—	—	(146)	—	—	1,675	—	—	1,675	—	10/8/2010

ESH Hospitality, Inc. and Subsidiaries, Investment In Real Estate			$1,241,238	$2,567,787	$45,985	$58,133	$301,156	$471,641	$1,299,371	$2,868,943	$517,626	$4,685,940	$(765,034)

Canada Operating Lessee	Canada	—	—	—	544	104	13	4,447	104	13	4,991	5,108	(2,206)	10/8/2010
Impairment on the Operating Lessees (5)	Various	—	—	—	—	(882)	(9,729)	—	(882)	(9,729)	—	(10,611)	—
Management Business	Charlotte, NC	—	—	—	—	—	—	22,833	—	—	22,833	22,833	(14,689)	9/1/2011

Extended Stay America, Inc. and Subsidiaries, Investment in Real Estate		—	$1,241,238	$2,567,787	$46,529	$57,355	$291,440	$498,921	$1,298,593	$2,859,227	$545,450	$4,703,270	$(781,929)

(1)	Costs capitalized subsequent to acquisition are presented net of disposals, impairment charges and translation of real estate denominated in foreign currency.
(2)	The aggregate cost for federal income tax purposes as of December 31, 2015 for Extended Stay America, Inc. and ESH Hospitality, Inc. was $4,730,901 and $4,712,741, respectively.
(3)	Depreciable lives are based on the largest asset — hotel building(s); however, a portion of the real estate at each hotel property consists of items with a useful life less than that of the building(s).
(4)	Each of these properties serve as collateral for ESH REIT's 2012 Mortgage Loan.
(5)	These amounts represent cumulative impairment charges recognized since the IPO. For real estate owned as of December 31, 2015, the total cumulative impairment charges recognized by ESH REIT and the Operating Lessees were $0 and $10,611, respectively.
(6)	The majority of the depreciable real estate at this property consists of furniture, fixtures and equipment, which have estimated useful lives of 3 to 10 years.

Extended Stay America, Inc. and Subsidiaries and

ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation

(in thousands)

A summary of activity of investment in real estate and accumulated depreciation is as follows:

The Company’s changes in investment in real estate for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Balance, beginning of the period	$4,709,962	$4,566,688	$4,385,964
Additions during period:
Capital Expenditures	212,767	167,910	180,157
Acquisitions	—	—	16,429
Deductions during period:
Dispositions and other	210,448	22,336	12,532
Impairment	9,011	2,300	3,330

Balance, end of period	$4,703,270	$4,709,962	$4,566,688

The Company’s changes in accumulated depreciation for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Balance, beginning of the period	$622,514	$439,371	$275,342
Additions during period:
Depreciation	202,531	185,833	166,679
Deductions during period:
Dispositions and other	43,116	2,690	2,650

Balance, end of period	$781,929	$622,514	$439,371

ESH REIT’s changes in investment in real estate for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Balance, beginning of the period	$4,686,608	$4,546,418	$4,385,964
Additions during period:
Capital Expenditures	207,642	162,131	179,104
Acquisitions	—	—	16,429
Deductions during period:
Dispositions and other	208,310	21,941	31,749
Impairment	—	—	3,330

Balance, end of period	$4,685,940	$4,686,608	$4,546,418

ESH REIT’s changes in accumulated depreciation for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Balance, beginning of the period	$606,960	$426,479	$275,342
Additions during period:
Depreciation	199,044	183,033	165,998
Deductions during period:
Dispositions and other	40,970	2,552	14,861

Balance, end of period	$765,034	$606,960	$426,479

(concluded)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Controls and Procedures (Extended Stay America, Inc.)

Disclosure Controls and Procedures

As of December 31, 2015, Extended Stay America, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of Extended Stay America, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of Extended Stay America, Inc. concluded that the disclosure controls and procedures of Extended Stay America, Inc. were effective to ensure that information required to be disclosed in the reports that Extended Stay America, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of Extended Stay America, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

The management of Extended Stay America, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The management of Extended Stay America, Inc., under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of its internal control over financial reporting for Extended Stay America, Inc. as of December 31, 2015. The assessment was performed using the criteria for effective internal control reflected in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the assessment of the system of internal control for Extended Stay America, Inc., the management of Extended Stay America, Inc. believes that as of December 31, 2015, internal control over financial reporting of Extended Stay America, Inc. was effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Extended Stay America, Inc.

Charlotte, North Carolina

We have audited the internal control over financial reporting of Extended Stay America, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 23, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s retrospective adoption of an accounting standards update regarding the presentation of debt issuance costs.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

February 23, 2016

Controls and Procedures (ESH Hospitality, Inc.)

Disclosure Controls and Procedures

As of December 31, 2015, ESH Hospitality, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of ESH Hospitality, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of ESH Hospitality, Inc. concluded that the disclosure controls and procedures of ESH Hospitality, Inc. were effective to ensure that information required to be disclosed in the reports that ESH Hospitality, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of ESH Hospitality, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

The management of ESH Hospitality, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The management of ESH Hospitality, Inc., under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of its internal control over financial reporting for ESH Hospitality, Inc. as of December 31, 2015. The assessment was performed using the criteria for effective internal control reflected in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the assessment of the system of internal control for ESH Hospitality, Inc., the management of ESH Hospitality, Inc. believes that as of December 31, 2015, internal control over financial reporting of ESH Hospitality, Inc. was effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

ESH Hospitality, Inc.

Charlotte, North Carolina

We have audited the internal control over financial reporting of ESH Hospitality, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 23, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s retrospective adoption of an accounting standards update regarding the presentation of debt issuance costs.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

February 23, 2016

Item 9B.	Other Information

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”), which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed, and/or provided to Blackstone, by Hilton Worldwide Holdings Inc., and Travelport Limited, which may be considered the Company’s affiliates.

On December 10, 2015, the Boards of Directors of Extended Stay America, Inc. and ESH Hospitality, Inc. authorized a combined Paired Share repurchase program for up to $100 million of the Paired Shares. On February 23, 2016, the Boards of Directors of Extended Stay America, Inc. and ESH Hospitality, Inc. authorized an increase of the combined Paired Share repurchase program from $100 million to up to $200 million of Paired Shares. The program expires on December 31, 2016. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice. As of December 31, 2015, we have not repurchased any Paired Shares pursuant to the combined Paired Share repurchase program.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information regarding our directors and nominees for director required by Item 401 of Regulation S-K will be included under the headings “Proposal 1—Election of Directors” in our Proxy Statements prepared for the solicitation of proxies in connection with our annual Meetings of Shareholders to be held May 25, 2016 (“Proxy Statements”), which information is incorporated by reference herein.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2015 with respect to the Paired Shares that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	1,333,494	(1)	—	6,050,035	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	1,333,494	(1)	—	6,050,035	(2)

(1)	Includes 1,323,349 Paired Shares underlying restricted stock unit awards made under the amended and restated Extended Stay America, Inc. Long-Term Incentive Plan, assuming, as applicable, 100% vesting based on achievement of performance conditions, and 10,145 Paired Shares underlying time-vesting restricted stock unit awards made under the amended and restated ESH Hospitality, Inc. Long-Term Incentive Plan.
(2)	This number represents the aggregate number of securities available for future issuance under both the amended and restated Extended Stay America, Inc. Long-Term Incentive Plan and the amended and restated ESH Hospitality, Inc. Long-Term Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information regarding certain relationships and related transactions required by Item 404 and Item 407(a) of Regulation S-K will be presented under the headings “Certain Relationships and Related Party Transactions” in our Proxy Statements, which information is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services

The information regarding our principal accounting fees and services required by Item 9(e) of Schedule 14A will be presented under the headings “Independent Registered Public Accounting Firm’s Fees and Services” in our Proxy Statements, which information is incorporated by reference herein.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1) Financial Statements

See “Item 8—Financial Statements and Supplementary Data.”

(a)	(2) Financial Statement Schedules

See “Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2015” included in Item 8 of this combined annual report on Form 10-K.

(a)	(3) List of Exhibits

Exhibit Number	Description

2.1	Purchase and Sale Agreement, by and between ESA P Portfolio L.L.C., ESH/TN Properties L.L.C and ESH Strategies Branding LLC, collectively, as Seller, and DW Crossland Owner LLC, as Buyer, dated as of September 18, 2015 (filed as Exhibit 2.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed September 21, 2015, and incorporated herein by reference).

3.1	Amended and Restated Certification of Incorporation of Extended Stay America, Inc. (filed as Exhibit 3.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Extended Stay America, Inc. (filed as Exhibit 3.2 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

3.3	Amended and Restated Certificate of Incorporation of ESH Hospitality, Inc. (filed as Exhibit 3.3 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

3.4	Bylaws of ESH Hospitality, Inc. (filed as Exhibit 3.4 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

4.1	Specimen Stock Certificate of Extended Stay America, Inc. (filed as Exhibit 4.1 to the Registrants’ Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

4.2	Specimen Stock Certificate of ESH Hospitality, Inc. (filed as Exhibit 4.1.1 to the Registrants’ Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

4.3	Stockholders Agreement, by and among Extended Stay America, Inc., ESH Hospitality, Inc. and the Sponsor Shareholders (as defined therein), dated November 18, 2013 (filed as Exhibit 4.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

4.4	Registration Rights Agreement, among Extended Stay America, Inc., ESH Hospitality, Inc. and the other parties listed therein, dated November 18, 2013 (filed as Exhibit 4.2 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

4.4.1	Joinder to Registration Rights Agreement, by and among Extended Stay America, Inc. and ESH Hospitality, Inc. (filed as Exhibit 4.1 to the Registrants’ Quarterly Report on Form 10-Q (File No. 001-36190) filed October 27, 2015, and incorporated by reference herein).

Exhibit Number	Description

4.5	Pairing Agreement between Extended Stay America, Inc. and ESH Hospitality, Inc., dated November 12, 2013 (filed as Exhibit 4.3 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

4.6	Indenture, dated May 15, 2015, among ESH Hospitality, Inc., the Borrower, Certain Subsidiaries of ESH Hospitality, Inc., as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, as Trustee (filed as Exhibit 4.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed May 18, 2015, and incorporated herein by reference).

4.7	Form of 5.25% Senior Notes due 2025 (included as part of Exhibit 4.6 above).

10.1	Management Agreement, between ESA P Portfolio Operating Lessee LLC and ESA Management, LLC, dated November 11, 2013 (filed as Exhibit 10.3 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

10.1.1	First Amendment to Management Agreement, between ESA P Portfolio Operating Lessee LLC and ESA Management, LLC, dated July 28, 2014 (filed as Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q (File No. 001-36190) filed November 7, 2014, and incorporated herein by reference).

10.1.2*	Agreement Regarding Management Agreement, between ESA P Portfolio Operating Lessee LLC and ESA Management, LLC, dated December 8, 2015.

10.2	Management Agreement, between ESA 2007 Operating Lessee LLC and ESA Management, LLC, dated November 11, 2013 (filed as Exhibit 10.4 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

10.3	Management Agreement, between ESA Canada Operating Lessee ULC and ESA Management, LLC and HVM Canada Hotel Management ULC, dated November 11, 2013 (filed as Exhibit 10.5 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

10.4	Management Agreement, between ESA LVP Operating Lessee LLC and ESA Management, LLC, dated December 31, 2013 (filed as Exhibit 10.4 to the Registrants’ Annual Report on Form 10-K (File No. 001-36190) filed March 20, 2014, and incorporated herein by reference).

10.5	Trademark License Agreement, dated as of October 8, 2010, by and between ESH Strategies Branding LLC and ESA P Portfolio Operating Lessee Inc. (filed as Exhibit 10.4 to the Registrants’ Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.5.1	First Amendment to Trademark License Agreement, dated as of November 30, 2012, by and between ESH Strategies Branding LLC and ESA P Portfolio Operating Lessee Inc. (filed as Exhibit 10.4.1 to the Registrants’ Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.5.2	Second Amendment to Trademark License Agreement, dated as of December 13, 2012, by and between ESH Strategies Branding LLC and ESA P Portfolio Operating Lessee Inc. (filed as Exhibit 10.4.2 to the Registrants’ Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.5.3	Third Amendment to Trademark License Agreement, dated as of July 28, 2014, by and between ESH Strategies Branding LLC and ESA P Portfolio Operating Lessee Inc. (filed as Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q (File No. 001-36190) filed November 7, 2014, and incorporated herein by reference).

10.5.4*	Fourth Amendment to Trademark License Agreement, dated as of December 8, 2015, by and between ESH Strategies Branding LLC and ESA P Portfolio Operating Lessee Inc.

Exhibit Number	Description

10.6	Trademark License Agreement, dated as of October 8, 2010, by and between ESH Strategies Branding LLC and ESA 2007 Operating Lessee Inc. (filed as Exhibit 10.5 to the Registrants’ Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.7	Trademark License Agreement, dated as of December 31, 2013, by and between ESH Strategies Branding LLC and ESA LVP Operating Lessee (filed as Exhibit 10.7 to the Registrants’ Annual Report on Form 10-K (File No. 001-36190) filed March 20, 2014, and incorporated herein by reference).

10.8	Trademark License Agreement, dated as of October 8, 2010, by and between ESH Strategies Branding LLC and ESA Canada Operating Lessee Inc. (filed as Exhibit 10.7 to the Registrants’ Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.8.1	First Amendment to Trademark License Agreement, dated as of November 30, 2012, by and between ESH Strategies Branding LLC and ESA Canada Operating Lessee Inc. (filed as Exhibit 10.7.1 to the Registrants’ Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.9	Loan Agreement, dated as of November 30, 2012, by and among ESA P Portfolio LLC, ESA P Portfolio MD Borrower LLC, ESA Canada Properties Borrower LLC and ESH/TN Properties LLC, as Borrowers, and ESA P Portfolio MD Trust, as Maryland Owner, ESA Canada Administrator L.L.C., as Signatory Trustee, ESA Canada Properties Trust, as Canadian Trust, ESA P Portfolio Operating Lessee Inc. and ESA Canada Operating Lessee Inc., collectively, as Operating Lessee, New ESA Canada Operating Lessee LLC and New ESA P Portfolio Operating Lessee LLC, collectively, as Operating Lessee Holdco, and JPMorgan Chase Bank, National Association, German American Capital Corporation, Citigroup Global Markets Realty Corp., Bank of America, N.A. and Goldman Sachs Mortgage Company, collectively, as Lender (filed as Exhibit 10.8 to the Registrants’ Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.9.1	First Amendment to Loan Agreement, dated as of January 31, 2013, by and among ESA P Portfolio LLC, ESA P Portfolio MD Borrower LLC, ESA Canada Properties Borrower LLC and ESH/TN Properties LLC, as Borrowers, and ESA P Portfolio MD Trust, as Maryland Owner, ESA Canada Administrator L.L.C., as Signatory Trustee, ESA Canada Properties Trust, as Canadian Trust, ESA P Portfolio Operating Lessee Inc. and ESA Canada Operating Lessee Inc., collectively, as Operating Lessee, New ESA Canada Operating Lessee LLC and New ESA P Portfolio Operating Lessee LLC, collectively, as Operating Lessee Holdco, and JPMorgan Chase Bank, National Association, German American Capital Corporation, Citigroup Global Markets Realty Corp., Bank of America, N.A. and Goldman Sachs Mortgage Company, collectively, as Lender (filed as Exhibit 10.9.1 to the Registrants’ Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.10	Mezzanine A Loan Agreement, dated as of November 30, 2012, by and among ESH Mezzanine A LLC, ESH Mezzanine A-2 LLC, ESH Canada Mezzanine A LLC and ESH Canada Mezzanine A-2 LLC, collectively, as Borrower, and JPMorgan Chase Bank, National Association, German American Capital Corporation, Citigroup Global Markets Realty Corp., Bank of America, N.A. and Goldman Sachs Mortgage Company, collectively, as Lender (filed as Exhibit 10.10 to the Registrants’ Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.11	Mezzanine B Loan Agreement, dated as of November 30, 2012, by and among ESH Mezzanine B LLC, ESH Mezzanine B-2 LLC, ESH Canada Mezzanine B LLC and ESH Canada Mezzanine B-2 LLC, collectively, as Borrower, and JPMorgan Chase Bank, National Association, German American Capital Corporation, Citigroup Global Markets Realty Corp., Bank of America, N.A. and

Exhibit Number	Description

Goldman Sachs Mortgage Company, collectively, as Lender (filed as Exhibit 10.11 to the Registrants’ Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.12	Mezzanine C Loan Agreement, dated as of November 30, 2012, by and among ESH Mezzanine C LLC, ESH Mezzanine C-2 LLC, ESH Canada Mezzanine C LLC and ESH Canada Mezzanine C-2 LLC, collectively, as Borrower, and JPMorgan Chase Bank, National Association, German American Capital Corporation, Citigroup Global Markets Realty Corp., Bank of America, N.A. and Goldman Sachs Mortgage Company, collectively, as Lender (filed as Exhibit 10.12 to the Registrants’ Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.13	Intercreditor Agreement, dated as of November 30, 2012 (filed as Exhibit 10.14 to the Registrants’ Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.14†	Employment Agreement by and between HVM L.L.C. and James L. Donald entered into as of February 21, 2012 (filed as Exhibit 10.15 to the Registrants’ Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.14.1†	Acknowledgment of Assumption executed by James L. Donald on October 15, 2013 (filed as Exhibit 10.15.1 to the Registrants’ Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.15†	Employment Agreement by and between HVM L.L.C. and Thomas Seddon entered into as of March 26, 2012 (filed as Exhibit 10.17 to the Registrants’ Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.15.1†	Acknowledgment of Assumption executed by Thomas Seddon on October 16, 2013 (filed as Exhibit 10.17.1 to the Registrants’ Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.16†	Amended and Restated Employment Agreement by and between ESA Management, LLC and Jonathan Halkyard entered into as of December 16, 2014 (filed as Exhibit 10.3 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed December 17, 2014, and incorporated herein by reference).

10.17†	Employment Agreement by and between HVM L.L.C. and M. Thomas Buoy entered into as of August 24, 2011 (filed as Exhibit 10.19 to the Registrants’ Amendment No.3 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.17.1†	First Amendment to Employment Agreement by and between HVM L.L.C. and M. Thomas Buoy (filed as Exhibit 10.19.1 to the Registrants’ Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.17.2†	Second Amendment to Employment Agreement by and between HVM L.L.C. and M. Thomas Buoy entered into as of October 17, 2013 (filed as Exhibit 10.19.2 to the Registrants’ Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.17.3†	Waiver and Acknowledgement executed by M. Thomas Buoy on October 17, 2013 (filed as Exhibit 10.19.3 to the Registrants’ Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.17.4†	Acknowledgment of Assumption executed by M. Thomas Buoy on October 17, 2013 (filed as Exhibit 10.19.4 to the Registrants’ Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

Exhibit Number	Description

10.18†

Amended and Restated Extended Stay America, Inc. Long-Term Incentive Plan (filed as Annex A to Extended Stay America, Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 001-36190) filed April 21, 2015, and incorporated herein by reference).

10.19†

Amended and Restated ESH Hospitality, Inc. Long-Term Incentive Plan (filed as Annex A to ESH Hospitality, Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 001-36190) filed April 21, 2015, and incorporated herein by reference).

10.20	Lease Agreement, dated as of October 8, 2010, by and between ESA P Portfolio, L.L.C., ESA P Portfolio MD Trust, and ESH/TN Properties L.L.C., individually and collectively as Landlord, and ESA P Portfolio Operating Lessee Inc., as Tenant (filed as Exhibit 10.23 to the Registrants’ Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.20.1	First Amendment to Lease Agreement, dated as of April 9, 2012, by and between ESA P Portfolio L.L.C., ESA P Portfolio MD Trust, and ESH/TN Properties L.L.C., individually and collectively as Landlord, and ESA P Portfolio Operating Lessee Inc., as Tenant (filed as Exhibit 10.23.1 to the Registrants’ Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.20.2	Second Amendment to Lease Agreement, dated as of November 30, 2012, by and between ESA P Portfolio L.L.C., ESA P Portfolio MD Trust, and ESH/TN Properties L.L.C., individually and collectively as Landlord, and ESA P Portfolio Operating Lessee Inc., as Tenant (filed as Exhibit 10.23.2 to the Registrants’ Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.20.3	Third Amendment to Lease Agreement, dated as of December 13, 2012, by and between ESA P Portfolio L.L.C., ESA P Portfolio MD Trust, and ESH/TN Properties L.L.C., individually and collectively as Landlord, and ESA P Portfolio Operating Lessee Inc., as Tenant (filed as Exhibit 10.23.3 to the Registrants’ Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.20.4	Fourth Amendment to Lease Agreement, dated as of April 15, 2013, by and between ESA P Portfolio L.L.C., ESA P Portfolio MD Trust, and ESH/TN Properties L.L.C., individually and collectively as Landlord, and ESA P Portfolio Operating Lessee Inc., as Tenant (filed as Exhibit 10.23.4 to the Registrants’ Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.20.5	Fifth Amendment to Lease Agreement, dated as of November 11, 2013, by and between ESA P Portfolio L.L.C., ESA P Portfolio MD Trust and ESH/TN Properties L.L.C., individually and collectively as Landlord, and ESA P Portfolio Operating Lessee LLC, as Tenant (filed as Exhibit 10.8 to the Registrants’ Current Report on Form 8-K (File No. 001- 36190) filed November 18, 2013, and incorporated herein by reference).

10.20.6	Sixth Amendment to Lease Agreement, dated as of July 28, 2014, by and between ESA P Portfolio L.L.C., ESA P Portfolio MD Trust, and ESH/TN Properties L.L.C., individually and collectively as Landlord, and ESA P Portfolio Operating Lessee LLC, as Tenant (filed as Exhibit 10.3 to the Registrants’ Quarterly Report on Form 10-Q (File No. 001-36190) filed November 7, 2014, and incorporated herein by reference).

10.20.7*	Seventh Amendment to Lease Agreement, dated as of December 8, 2015, by and between ESA P Portfolio L.L.C., ESA P Portfolio MD Trust, and ESH/TN Properties L.L.C., individually and collectively as Landlord, and ESA P Portfolio Operating Lessee LLC, as Tenant.

10.20.8*	Eighth Amendment to Lease Agreement, dated as of February 22, 2016, by and between ESA P Portfolio L.L.C., ESA P Portfolio MD Trust, and ESH/TN Properties L.L.C., individually and collectively as Landlord, and ESA P Portfolio Operating Lessee LLC, as Tenant.

Exhibit Number	Description

10.21	Lease Agreement, dated as of October 8, 2010, by and between ESA Canada Administrator L.L.C., as Landlord, and ESA Canada Properties Trust, as Beneficial Owner, and ESA Canada Operating Lessee Inc., as Tenant (filed as Exhibit 10.24 to the Registrants’ Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.21.1	First Amendment to Lease Agreement, dated as of November 30, 2012 and effective as of January 1, 2012, by and between ESA Canada Administrator L.L.C., as Landlord, ESA Canada Properties Trust, as Beneficial Owner, and ESA Canada Operating Lessee Inc., as Tenant (filed as Exhibit 10.24.1 to the Registrants’ Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.21.2	Second Amendment to Lease Agreement, dated as of November 11, 2013, by and between ESA Canada Administrator L.L.C., as Landlord, ESA Canada Properties Trust, as Beneficial Owner, and ESA Canada Operating Lessee ULC, as Tenant (filed as Exhibit 10.9 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

10.21.3*	Third Amendment to Lease Agreement, dated as of February 22, 2016, by and between ESA Canada Administrator L.L.C., as Landlord, ESA Canada Properties Trust, as Beneficial Owner, and ESA Canada Operating Lessee ULC, as Tenant.

10.22	Lease Agreement, dated as of October 8, 2010, by and between ESA UD Properties L.L.C., as Landlord, and ESA 2007 Operating Lessee Inc., as Tenant (filed as Exhibit 10.25 to the Registrants’ Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.22.1	First Amendment to Lease Agreement, by and between ESA UD Properties L.L.C., as Landlord, and ESA 2007 Operating Lessee Inc., as Tenant, dated November 11, 2013 (filed as Exhibit 10.10 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

10.22.2*	Second Amendment to Lease Agreement, dated as of February 22, 2016, by and between ESA UD Properties L.L.C., as Landlord, and ESA 2007 Operating Lessee Inc., as Tenant.

10.23	Lease Agreement, dated as of December 31, 2013, by and between ESA LVP Portfolio LLC, as Landlord, and ESA LVP Operating Lessee LLC, as Tenant (filed as Exhibit 10.7 to the Registrants’ Annual Report on Form 10-K (File No. 001-36190) filed March 20, 2014, and incorporated herein by reference).

10.24	Form of Indemnification Agreement between Extended Stay America, Inc. and Directors and Executive Officers (filed as Exhibit 10.27 to the Registrants’ Amendment No. 8 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.25	Form of Indemnification Agreement between ESH Hospitality, Inc. and Directors and Executive Officers (filed as Exhibit 10.28 to the Registrants’ Amendment No. 8 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.26	Credit Agreement among Extended Stay America, Inc., as Borrower, The Several Lenders from Time to Time Parties Thereto, Deutsche Bank AG New York Branch, Goldman Sachs Lending Partners LLC, Citibank, N.A., Bank of America, N.A., Barclays Bank PLC, Morgan Stanley Senior Funding, Inc. and Macquarie Capital (USA) Inc., as Syndication Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated November 18, 2013 (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

Exhibit Number	Description

10.26.1	First Amendment to Credit Agreement, dated as of June 23, 2014, among Extended Stay America, Inc., the Borrower, The Lenders Signatory Thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.27.1 to the Registrants’ Annual Report on Form 10-K (File No. 001-36190) filed February 26, 2015, and incorporated herein by reference).

10.26.2	Second Amendment to Credit Agreement, dated as of April 15, 2015, among Extended Stay America, Inc., the Borrower, The Lenders Signatory Thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q (File No. 001-36190) filed July 30, 2015, and incorporated herein by reference).

10.27	Credit Agreement among ESH Hospitality, Inc., as Borrower, The Several Lenders from Time to Time Parties Thereto, Deutsche Bank AG New York Branch, Goldman Sachs Lending Partners LLC, Citibank, N.A., Bank of America, N.A., Barclays Bank PLC, Morgan Stanley Senior Funding, Inc. and Macquarie Capital (USA) Inc., as Syndication Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated November 18, 2013 (filed as Exhibit 10.2 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

10.27.1	First Amendment to Credit Agreement, dated as of June 23, 2014, among ESH Hospitality, Inc., the Borrower, The Lenders Signatory Thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.28.1 to the Registrants’ Annual Report on Form 10-K (File No. 001-36190) filed February 26, 2015, and incorporated herein by reference).

10.27.2	Second Amendment to Credit Agreement, dated as of April 15, 2015, among ESH Hospitality, Inc., the Borrower, The Lenders Signatory Thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q (File No. 001-36190) filed July 30, 2015, and incorporated herein by reference).

10.28†	Extended Stay America Incentive Plan for Executives (as implemented for 2014) (filed as Exhibit 10.29 to the Registrants’ Annual Report on Form 10-K (File No. 001-36190) filed February 26, 2015, and incorporated herein by reference).

10.29†	Second Amended and Restated Restricted Paired Share Agreement, by and among ESH Hospitality Holdings LLC, Extended Stay America, Inc. and ESH Hospitality, Inc., dated as of March 10, 2014 (filed as Exhibit 10.31 to the Registrants’ Annual Report on Form 10-K (File No. 001-36190) filed March 20, 2014, and incorporated herein by reference).

10.30†	Form of Share Distribution Notice (filed as Exhibit 10.32 to the Registrants’ Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

10.31†	Extended Stay America, Inc. Executive Severance Plan, adopted June 19, 2014 (file as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed June 23, 2014, and incorporated herein by reference).

10.32†	Form of Participation Agreement under the Extended Stay America, Inc. Executive Severance Plan (Employees of ESA Management, LLC) (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36190) filed June 23, 2014, and incorporated herein by reference).

10.33	Credit Agreement among ESH Hospitality, Inc., as Borrower, the Several Lenders from Time to Time Parties Thereto, Goldman Sachs Bank USA, Citigroup Global Markets Inc., Deutsche Bank Securities, Inc. and J.P. Morgan Securities LLC, as Syndication Agents, and Goldman Sachs Bank USA, as Administrative Agent, dated as of June 23, 2014 (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed June 27, 2014, and incorporated herein by reference).

Exhibit Number	Description

10.34†	Consulting Agreement, dated as of July 21, 2014, between ESA Management, LLC and Peter Crage (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed July 21, 2014, and incorporated herein by reference).

10.35†	Letter Agreement, dated as of December 11, 2014, between Extended Stay America, Inc. and ESH Hospitality, Inc. and John R. Dent (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed December 17, 2014, and incorporated herein by reference).

10.36†	Letter Agreement, dated as of December 9, 2014, between Extended Stay America, Inc. and Tom Bardenett (filed as Exhibit 10.2 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed December 17, 2014, and incorporated herein by reference).

10.37†	Form of Amended and Restated Extended Stay America, Inc. Long-Term Incentive Plan Restricted Stock Unit Agreement (Time-Vesting & Performance-Vesting) (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed May 21, 2015, and incorporated herein by reference).

10.38†	Form of Amended and Restated Extended Stay America, Inc. Long-Term Incentive Plan Restricted Stock Unit Agreement (Time-Vesting) (filed as Exhibit 10.2 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed May 22, 2015, and incorporated herein by reference).

10.39†	Form of Amended and Restated Extended Stay America, Inc. Long-Term Incentive Plan Restricted Stock Unit Agreement (Time-Vesting) for Directors (filed as Exhibit 10.6 to the Registrants’ Quarterly Report on Form 10-Q (File No. 001-36190) filed on July 30, 2015, and incorporated herein by reference).

10.40†	Form of Amended and Restated ESH Hospitality, Inc. Long-Term Incentive Plan Restricted Stock Unit Agreement (Time-Vesting) for Directors (filed as Exhibit 10.8 to the Registrants’ Quarterly Report on Form 10-Q (File No. 001-36190) filed on July 30, 2015, and incorporated herein by reference).

10.41†	Extended Stay America, Inc. Annual Incentive Plan (filed as Annex B to Extended Stay America, Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 001-36190) filed April 21, 2015, and incorporated herein by reference).

10.42†	Letter Agreement by and between Extended Stay America, Inc. and Gerardo Lopez dated July 17, 2015 (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed July 21, 2015, and incorporated herein by reference).

10.43†	Restricted Stock Unit Agreement by and between Extended Stay America, Inc. and Gerardo I. Lopez dated September 3, 2015 (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed September 4, 2015, and incorporated herein by reference).

10.44†	Letter Agreement by and between Extended Stay America, Inc., ESH Hospitality, Inc. and James L. Donald, entered into on August 24, 2015 (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed August 24, 2015, and incorporated herein by reference).

10.45*	Guaranty Agreement, executed as of November 13, 2013, by ESH Hospitality, Inc.

10.46*	Right of Contribution Agreement, dated as of November 11, 2013, among ESH Hospitality, Inc. and Extended Stay America, Inc.

10.47*	Pari Passu Intercreditor Agreement, dated as of June 23, 2014, among ESH Hospitality, Inc., each of the other Grantors (as defined), JPMorgan Chase Bank, N.A., as administrative agent under the Revolving Credit Agreement (as defined), Goldman Sachs Bank USA, as administrative agent under the Term Loan Agreement (as defined), and each Additional Agent from time to time party thereto.

Exhibit Number	Description

21.1*	List of Subsidiaries of Extended Stay America, Inc.

23.1*	Consent of Deloitte & Touche LLP.

23.2*	Consent of Deloitte & Touche LLP.

31.1*	Certification of the Chief Executive Officer of Extended Stay America, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Extended Stay America, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of the Chief Executive Officer of ESH Hospitality, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of the Chief Financial Officer of ESH Hospitality, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer of Extended Stay America, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Executive Officer and the Chief Financial Officer of ESH Hospitality, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Section 13(r) disclosure.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXTENDED STAY AMERICA, INC.

By:	/s/ GERARDO I. LOPEZ
Gerardo I. Lopez
Chief Executive Officer

Date: February 23, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GERARDO I. LOPEZ Gerardo I. Lopez	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2016

/s/ JONATHAN S. HALKYARD Jonathan S. Halkyard	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2016

/s/ DOUGLAS G. GEOGA Douglas G. Geoga	Director	February 23, 2016

/s/ WILLIAM A. KUSSELL William A. Kussell	Director	February 23, 2016

/s/ RICHARD F. WALLMAN Richard F. Wallman	Director	February 23, 2016

/s/ WILLIAM J. STEIN William J. Stein	Director	February 23, 2016

/s/ MICHAEL A. BARR Michael A. Barr	Director	February 23, 2016

/s/ WILLIAM D. RAHM William D. Rahm	Director	February 23, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESH HOSPITALITY, INC.

By:	/S/ GERARDO I. LOPEZ
Gerardo I. Lopez
Chief Executive Officer

Date: February 23, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GERARDO I. LOPEZ Gerardo I. Lopez	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2016

/s/ JONATHAN S. HALKYARD Jonathan S. Halkyard	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2016

/S/ DOUGLAS G. GEOGA Douglas G. Geoga	Director	February 23, 2016

/s/ RICHARD F. WALLMAN Richard F. Wallman	Director	February 23, 2016

/s/ CHRIS K. DANIELLO Chris K. Daniello	Director	February 23, 2016

/s/ KEVIN W. DINNIE Kevin W. Dinnie	Director	February 23, 2016

/s/ LISA PALMER Lisa Palmer	Director	February 23, 2016

/s/ TY E. WALLACH Ty E. Wallach	Director	February 23, 2016