Form 10-Q
period 2016-03-31
Extended Stay America, Inc.; ESH Hospitality, Inc.
filed 2016-04-26
CIK 1581164, 1507563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
202,191,541 shares of common stock, par value $0.01 per share, of Extended Stay America, Inc., which are attached to and traded together with 202,191,541 shares of Class B common stock, par value $0.01 per share, of ESH Hospitality, Inc., and 250,493,583 shares of Class A common stock, par value $0.01 per share, of ESH Hospitality, Inc., were all outstanding as of April 21, 2016.

EXTENDED STAY AMERICA, INC.
ESH HOSPITALITY, INC.
QUARTERLY REPORT ON FORM 10-Q

ABOUT THIS COMBINED QUARTERLY REPORT
This combined quarterly report on Form 10-Q is filed by Extended Stay America, Inc., a Delaware corporation (the “Corporation”), and its controlled subsidiary, ESH Hospitality, Inc., a Delaware corporation (“ESH REIT”). Both the Corporation and ESH REIT have securities that have been registered under the Securities Act of 1933, as amended (the “Securities Act”), which are publicly traded and listed on the New York Stock Exchange (the “NYSE”) as Paired Shares, as defined herein. As further discussed herein, unless otherwise indicated or the context requires, the terms “Company,” “Extended Stay,” “Extended Stay America,” “we,” “our” and “us” refer to the Corporation, ESH REIT and their subsidiaries considered as a single enterprise.
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
This combined quarterly report on Form 10-Q presents the following sections or portions of sections separately for each of the Company, on a consolidated basis, and ESH REIT, where applicable:

•	Part I Item 1 – Unaudited Financial Statements.

•	Part I Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part I Item 3 – Quantitative and Qualitative Disclosures About Market Risk.
As required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 810, Consolidations, due to the Corporation’s controlling financial interest in ESH REIT, the Corporation consolidates ESH REIT’s financial position, results of operations, comprehensive income and cash flows with those of the Corporation. The Corporation’s stand-alone financial condition and related information is discussed herein where applicable. In addition, with respect to other financial and non-financial disclosure items required by Form 10-Q, any material differences between the Corporation and ESH REIT are discussed herein.
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
Statements herein regarding our ongoing hotel renovation program, our ability to meet our debt service obligations, our future capital expenditures, our distribution policies, anticipated benefits or use of proceeds from any dispositions, our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position and our business outlook, business trends and other information referred to under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include forward-looking statements. When used in this combined quarterly report on Form 10-Q, the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “will,” “look forward to” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this combined quarterly report on Form 10-Q. Such risks, uncertainties and other important factors include, but are not limited to:

•	failure to successfully implement our business strategies, including our hotel renovation program;

•	changes in U.S. general and local economic activity and the impact of these changes on consumer demand for lodging and related services in general and for extended stay lodging in particular;

•	levels of spending in the business, travel and leisure industries, as well as consumer confidence;

•	increased competition, including the over-building of hotels in our markets and new sources of potential competition such as sharing platforms;

•	fluctuations in the supply and demand for hotel rooms;

•	changes in the tastes and preferences of our customers;

•	the seasonal and cyclical nature of the real estate and lodging businesses;

•	interruptions in transportation systems, which may result in reduced business or leisure travel;

•	events beyond our control, such as war, terrorist attacks, travel-related health concerns, natural disasters and severe weather;

•	our ability to implement our business strategies profitably;

•	the availability of capital for reinvestments, including future hotel renovation, construction, development and/or acquisition;

•	our ability to integrate and successfully operate any hotel properties acquired, developed or built in the future and the risks associated with these hotel properties;

•	the high fixed cost of hotel operations;

•	our ability to retain the services of certain members of our management;

•	incidents or adverse publicity concerning our hotels or other extended stay hotels;

•	decreases in brand loyalty due to increasing use of internet reservation channels;

•	changes in distribution arrangements, such as those with internet travel intermediaries;

•	our ability to keep pace with improvements in technology utilized for reservations systems and other operating systems, including technology used in the delivery of guest services;

•	the occurrence of cybersecurity incidents;

•	our ability to protect our trademarks and other intellectual property;

•	the ability of ESH REIT to qualify, and remain qualified, as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”);

•
actual or constructive ownership (including deemed ownership by virtue of certain attribution provisions under the Code) of Paired Shares by investors who we do not control, which may cause ESH REIT to fail to meet the REIT income tests;

•	amendments to or elimination of our current equity pairing arrangement and/or other changes to our organizational structure;

•
changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs or changes in interpretations thereof or increased taxes resulting from tax audits;

•	our relationships with associates and changes in labor laws;

•	the cost of compliance with and liabilities under environmental, health and safety laws;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	changes in local market or neighborhood conditions which may diminish the value of real property;

•	our geographic concentration in California, Texas, Florida and Illinois, which collectively account for approximately 38.2% of our rooms;

•	increases in interest rates, hotel operating costs or other costs we incur in connection with operating our business;

•	our substantial indebtedness and debt service obligations, including material increases in our cost of borrowing, and our ability to refinance debt when it matures;

•	our ability to access credit or capital markets;

•	rating agency downgrades or withdrawals;

•	inadequate insurance coverage;

•	adverse litigation judgments or settlements; and

•	our status as a “controlled company.”
There may be other factors that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed in our combined annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 23, 2016 and in other filings with the SEC. You should evaluate all forward-looking statements made in this combined quarterly report on Form 10-Q in the context of these risks and uncertainties.
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

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2016 AND DECEMBER 31, 2015
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $830,486 and $781,929	$3,916,487	$3,921,341
RESTRICTED CASH	186,365	84,416
CASH AND CASH EQUIVALENTS	172,430	373,239
INTANGIBLE ASSETS - Net of accumulated amortization of $7,345 and $7,010	29,388	29,723
GOODWILL	53,531	53,531
ACCOUNTS RECEIVABLE - Net of allowance for doubtful accounts of $2,395 and $2,413	19,532	18,164
DEFERRED TAX ASSETS	5,884	—
OTHER ASSETS	49,167	48,486
TOTAL ASSETS	$4,432,784	$4,528,900
LIABILITIES AND EQUITY
LIABILITIES:
Mortgage loan payable - Net of unamortized deferred financing costs of $14,445 and $19,536	$1,483,175	$1,911,621
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $37,606 and $10,756	1,262,394	489,244
Term loan facility payable - Net of unamortized deferred financing costs and debt discount of $0 and $4,940	—	361,523
Mandatorily redeemable preferred stock - $0.01 par value, $1,000 redemption value, 8.0%, 350,000,000 shares authorized, 21,202 shares issued and outstanding	21,202	21,202
Accounts payable and accrued liabilities	222,290	243,969
Deferred tax liabilities	469	12,984
Total liabilities	2,989,530	3,040,543
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY:
Common stock - $0.01 par value, 3,500,000,000 shares authorized, 202,877,479 and 204,593,912 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	2,032	2,049
Additional paid in capital	781,852	784,194
Retained earnings	97,777	102,184
Accumulated other comprehensive loss	(6,732)	(8,754)
Total Extended Stay America, Inc. shareholders’ equity	874,929	879,673
Noncontrolling interests	568,325	608,684
Total equity	1,443,254	1,488,357
TOTAL LIABILITIES AND EQUITY	$4,432,784	$4,528,900

See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
REVENUES:
Room revenues	$283,137	$283,298
Other hotel revenues	4,421	4,293
Total revenues	287,558	287,591
OPERATING EXPENSES:
Hotel operating expenses	145,560	144,995
General and administrative expenses	24,952	23,500
Depreciation and amortization	53,308	49,183
Total operating expenses	223,820	217,678
OTHER INCOME	18	3
INCOME FROM OPERATIONS	63,756	69,916
OTHER NON-OPERATING (INCOME) EXPENSE	(878)	1,765
INTEREST EXPENSE, NET	46,985	31,317
INCOME BEFORE INCOME TAX EXPENSE	17,649	36,834
INCOME TAX EXPENSE	2,896	8,974
NET INCOME	14,753	27,860
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,293	(6,312)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$17,046	$21,548
NET INCOME PER COMMON SHARE:
Basic	$0.08	$0.11
Diluted	$0.08	$0.11
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	204,310	204,007
Diluted	204,370	204,379
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
NET INCOME	$14,753	$27,860
FOREIGN CURRENCY TRANSLATION GAIN (LOSS), NET OF TAX	3,358	(2,565)
COMPREHENSIVE INCOME	18,111	25,295
COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	957	(4,814)
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$19,068	$20,481
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(In thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - January 1, 2015	204,517	$2,048	$779,447	$13,833	$(5,810)	$789,518	$599,799	$1,389,317
Net income	—	—	—	21,548	—	21,548	6,312	27,860
Foreign currency translation loss, net of tax	—	—	—	—	(1,067)	(1,067)	(1,498)	(2,565)
ESH REIT common distributions - $0.15 per Class B common share	—	—	—	—	—	—	(30,740)	(30,740)
ESH REIT preferred distributions	—	—	—	—	—	—	(4)	(4)
Equity-based compensation	87	1	(120)	—	—	(119)	1,130	1,011
BALANCE - March 31, 2015	204,604	$2,049	$779,327	$35,381	$(6,877)	$809,880	$574,999	$1,384,879

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - January 1, 2016	204,594	$2,049	$784,194	$102,184	$(8,754)	$879,673	$608,684	$1,488,357
Net income (loss)	—	—	—	17,046	—	17,046	(2,293)	14,753
Foreign currency translation gain, net of tax	—	—	—	—	2,022	2,022	1,336	3,358
Issuance of common stock	1	—	6	—	—	6	—	6
Repurchase of common stock	(1,917)	(19)	—	(17,329)	—	(17,348)	(11,425)	(28,773)
Corporation common distributions - $0.02 per common share	—	—	—	(4,124)	—	(4,124)	—	(4,124)
ESH REIT common distributions - $0.15 per Class B common share	—	—	—	—	—	—	(30,928)	(30,928)
ESH REIT preferred distributions	—	—	—	—	—	—	(4)	(4)
Equity-based compensation	199	2	(2,348)	—	—	(2,346)	2,955	609
BALANCE - March 31, 2016	202,877	$2,032	$781,852	$97,777	$(6,732)	$874,929	$568,325	$1,443,254
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Net income	$14,753	$27,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	52,973	48,840
Amortization of intangible assets	335	343
Foreign currency transaction (gain) loss	(878)	1,765
Amortization and write-off of deferred financing costs and debt discount	11,121	2,551
Amortization of above-market ground leases	(34)	(34)
Loss on disposal of property and equipment	2,896	1,574
Equity-based compensation	2,680	2,116
Deferred income tax benefit	(18,399)	(2,426)
Changes in assets and liabilities:
Accounts receivable, net	(1,340)	(2,258)
Other assets	(2,969)	1,050
Accounts payable and accrued liabilities	21,636	21,309
Net cash provided by operating activities	82,774	102,690
INVESTING ACTIVITIES:
Purchases of property and equipment	(56,907)	(34,205)
Increase in restricted cash and insurance collateral	(101,751)	(102,771)
Proceeds from insurance recoveries	2,376	233
Net cash used in investing activities	(156,282)	(136,743)
FINANCING ACTIVITIES:
Principal payments on mortgage loan	(433,537)	—
Principal payments on term loan facility	(366,463)	(8,537)
Proceeds from senior notes, net of debt discount	788,000	—
Interest proceeds from senior notes (Note 7)	15,983	—
Proceeds from revolving credit facilities	—	25,000
Payments of deferred financing costs	(14,243)	—
Tax withholdings related to restricted stock unit settlements	(2,071)	(1,105)
Issuance of common stock	6	—
Repurchase of common stock	(28,773)	—
Corporation common distributions	(16,398)	—
ESH REIT common distributions	(69,810)	(30,776)
ESH REIT preferred distributions	(8)	(8)
Net cash used in financing activities	(127,314)	(15,426)
CHANGES IN CASH AND CASH EQUIVALENTS DUE TO CHANGES IN FOREIGN CURRENCY EXCHANGE RATES	13	43
NET DECREASE IN CASH AND CASH EQUIVALENTS	(200,809)	(49,436)
CASH AND CASH EQUIVALENTS - Beginning of period	373,239	121,324
CASH AND CASH EQUIVALENTS - End of period	$172,430	$71,888
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties	$18,173	$20,811
Cash payments for income taxes, net of refunds of $113 and $54	$14,260	$14,347
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable and accrued liabilities	$14,751	$11,577
Deferred financing costs included in accounts payable and accrued liabilities	$1,020	$—
Corporation common distributions included in accounts payable and accrued liabilities	$137	$—
ESH REIT common distributions included in accounts payable and accrued liabilities	$852	$227
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2016 AND DECEMBER 31, 2015 AND FOR THE THREE MONTHS ENDED
MARCH 31, 2016 AND 2015
(Unaudited)

1. BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION
Extended Stay America, Inc. (the “Corporation”) was incorporated in the state of Delaware on July 8, 2013. ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. On November 18, 2013, the Corporation and ESH REIT completed an initial public offering of 32.5 million Paired Shares (as defined below) for cash consideration of $20.00 per Paired Share, each Paired Share consisting of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. The Corporation owns, and is expected to continue to own, all of the issued and outstanding Class A common stock of ESH REIT, which represents approximately 55% of the outstanding common stock of ESH REIT. Due to its controlling interest in ESH REIT, the Corporation consolidates the financial position, results of operations, comprehensive income and cash flows of ESH REIT. The term, “the Company,” as used herein refers to the Corporation and its consolidated subsidiaries, including ESH REIT.
As of March 31, 2016 and December 31, 2015, the Company owned and operated 626 hotel properties in 44 U.S. states, consisting of approximately 68,900 rooms, and three hotels in Canada consisting of 500 rooms. The hotel properties are owned by wholly-owned subsidiaries of ESH REIT and are operated by wholly-owned subsidiaries of the Corporation (the “Operating Lessees”) pursuant to leases between ESH REIT and the Operating Lessees. The hotels are managed by ESA Management LLC (“ESA Management”), a wholly-owned subsidiary of the Corporation, pursuant to management agreements between ESA Management and the Operating Lessees and a services agreement between ESA Management, the Corporation and ESH REIT. The substantial majority of the hotels are operated under the core brand, Extended Stay America. The three hotels in Canada are operated under the brand Extended Stay Canada. The brands are owned by ESH Hospitality Strategies LLC (“ESH Strategies”), also a wholly-owned subsidiary of the Corporation, which licenses the brands to the Operating Lessees.
In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program for up to $100 million of Paired Shares. In February 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from $100 million to up to $200 million of Paired Shares. The program expires on December 31, 2016. Repurchases may be made at management's discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice. As of March 31, 2016, the Corporation and ESH REIT repurchased and retired approximately 1.9 million Corporation common shares and approximately 1.9 million ESH REIT Class B common shares, respectively, for approximately $17.4 million and $11.4 million, respectively.
As of March 31, 2016, the Corporation had approximately 202.9 million shares of common stock outstanding, approximately 36.3% of which were owned by the public and approximately 63.7% of which were owned by Centerbridge Partners, L.P., Paulson & Co. Inc. and the Blackstone Group, L.P. and their affiliates (collectively, the “Sponsors”) and senior management, including certain directors.  As of March 31, 2016, ESH REIT’s common equity consisted of the following: (i) approximately 250.5 million shares of Class A common stock outstanding (approximately 55% of its common equity), all of which were owned by the Corporation, and (ii) approximately 202.9 million shares of Class B common stock outstanding (approximately 45% of its common equity), approximately 36.3% of which were owned by the public and approximately 63.7% of which were owned by the Sponsors and senior management, including certain directors.  As discussed above, each share of ESH REIT Class B common stock is attached to, and trades as a single unit with, one share of Corporation common stock (collectively, this single unit is referred to as a “Paired Share”).

As of December 31, 2015, the Corporation had approximately 204.6 million shares of common stock outstanding, approximately 36.9% of which were owned by the public and approximately 63.1% of which were owned by the Sponsors and senior management, including certain directors.  As of December 31, 2015, ESH REIT’s common equity consisted of the following: (i) approximately 250.5 million shares of Class A common stock outstanding, all of which were owned by the Corporation, and (ii) approximately 204.6 million shares of Class B common stock outstanding, approximately 36.9% of which were owned by the public and approximately 63.1% of which were owned by the Sponsors and senior management, including certain directors.

Basis of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”), and include the financial position, results of operations, comprehensive income, changes in equity and cash flows of the Corporation and its consolidated subsidiaries.  Third party equity interests in consolidated subsidiaries are presented as noncontrolling interests.  Despite the fact that each share of Corporation common stock is paired on a one-for-one basis with each share of ESH REIT Class B common stock, the Corporation does not own the ESH REIT Class B common stock; therefore, ESH REIT Class B common stock represents a third party equity interest.  As such, the rights associated with the ESH REIT Class B common stock, along with other third party equity interests in ESH REIT, which include 125 shares of preferred stock, are presented as noncontrolling interests in the accompanying unaudited condensed consolidated financial statements.  All intercompany accounts and transactions have been eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Presentation—Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP have been condensed or omitted in the accompanying unaudited condensed consolidated financial statements. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2015 included in the combined annual report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on February 23, 2016.
The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of March 31, 2016, the results of the Company’s operations and comprehensive income for the three months ended March 31, 2016 and 2015 and changes in equity and cash flows for the three months ended March 31, 2016 and 2015. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations, including the impact of our hotel renovation program.
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
Property and Equipment—Property and equipment additions are recorded at cost. Major improvements that extend the life or utility of property or equipment are capitalized and depreciated over a period equal to the shorter of the estimated useful life of the improvement or the remaining estimated useful life of the asset. Ordinary repairs and maintenance are charged to expense as incurred. Depreciation and amortization are recorded on a straight-line basis over estimated useful lives which range from three to 49 years.
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
To the extent that a hotel property is impaired, the excess carrying amount of each hotel property over its estimated fair value is recognized as an impairment charge and reduces income from operations. Fair value is determined based upon the discounted cash flows of the hotel property, quoted market prices or independent appraisals, as considered necessary. No impairment charges were recognized during the three months ended March 31, 2016 or 2015 (see Note 5). The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, then an impairment charge to reduce the carrying value of a hotel property could occur in a future period in which conditions change.
Segments—The Company’s hotel operations represent a single operating segment based on the way the Company manages its business. The Company’s hotels provide similar services, use similar processes to sell those services and sell those services to similar classes of customers. The amounts of long-lived assets and net revenues outside the U.S. are not significant for any period presented.
Recently Issued Accounting Standards
Compensation—Stock Compensation—In March 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, and certain classifications on the statement of cash flows. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods with early application permitted. The Company does not expect the adoption of this update to have a material effect on its consolidated financial statements.
Leases— In February 2016, the FASB issued an accounting standards update which introduces a lessee model that requires a right-of-use asset and lease obligation to be presented on the balance sheet for all leases, whether operating or financing. The update eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. The update also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. This update will be effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and must be applied using a modified retrospective approach, which will require adjustment to all comparative periods presented. The adoption of this update will require the recognition of a right-of-use asset and a lease obligation for the Company’s ground leases and office lease (see Note 11). As of March 31, 2016, the future minimum lease payments under these operating leases totaled approximately $96.3 million.
Intangibles—Goodwill and Other—Internal-Use Software—In April 2015, the FASB issued an accounting standards update which clarifies the accounting for fees paid by a customer in a cloud computing arrangement. This update provides guidance to customers regarding whether a cloud computing arrangement includes the sale or license of software or, alternatively, the sale of a service. The Company adopted this update on January 1, 2016. The adoption of this update did not have a material effect on the Company’s unaudited condensed consolidated financial statements.
Consolidation—Amendments to the Consolidation Analysis—In February 2015, the FASB issued an accounting standards update which amends the consolidation requirements under U.S. GAAP, changing the analysis performed by a company to determine whether it has a variable interest in an entity and when to consolidate such entities. The Company adopted this update on January 1, 2016. The adoption of this update did not have a material effect on the Company’s unaudited condensed consolidated financial statements.
Income Statement-Extraordinary and Unusual Items—In January 2015, the FASB issued an accounting standards update to simplify income statement presentation by eliminating the concept of extraordinary items. The Company adopted this update on January 1, 2016. The adoption of this update did not have a material effect on the Company’s unaudited condensed consolidated financial statements.
Contractual Revenue—Since May 2014, the FASB has issued several accounting standards updates which amend existing revenue recognition accounting standards. These updates are based on the principle that revenue is recognized when an entity transfers goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. These updates also require more detailed disclosure to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. These updates are effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company is currently assessing the impact these updates will have on its consolidated financial statements.

3. NET INCOME PER SHARE
Basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of the Corporation’s unrestricted common stock outstanding. Diluted net income per share is computed by dividing net income available to common shareholders, as adjusted for potentially dilutive securities, by the weighted-average number of shares of the Corporation’s unrestricted common stock outstanding plus other potentially dilutive securities. Dilutive securities include certain equity-based awards issued under long-term incentive plans (see Note 12).
The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2016	2015
Numerator:
Net income available to common shareholders - basic	$17,046	$21,548
Less amounts available to noncontrolling interests assuming conversion	—	(6)
Net income available to common shareholders - diluted	$17,046	$21,542
Denominator:
Weighted-average number of common shares outstanding - basic	204,310	204,007
Dilutive securities	60	372
Weighted-average number of common shares outstanding - diluted	204,370	204,379
Net income per common share - basic	$0.08	$0.11
Net income per share common - diluted	$0.08	$0.11

4. HOTEL DISPOSITIONS
On December 8, 2015, the Company sold a portfolio of 53 hotel properties, 47 of which operated under the Crossland Economy Studios brand and six of which operated under the Extended Stay America brand, and certain intellectual property of Crossland Economy Studios (the "Portfolio Sale"), for gross proceeds of $285.0 million. The carrying value of this portfolio, including net working capital and allocable goodwill, was approximately $145.4 million, resulting in a gain, net of closing costs and adjustments, of approximately $130.9 million, which was reported in gain on sale of hotel properties in the consolidated statement of operations for the year ended December 31, 2015. This disposition was not reported as a discontinued operation.
During the three months ended March 31, 2015, these hotel properties contributed total room and other hotel revenues, total operating expenses and income before income tax expense as follows (in thousands):

Three Months Ended March 31, 2015
Total room and other hotel revenues	$16,949
Total operating expenses	11,793
Income before income tax expense(1)	4,233
_________________________________

(1)	The only interest expense included is related to approximately $86.1 million of ESH REIT's 2012 Mortgage Loan (as defined in Note 7) repaid in conjunction with the Portfolio Sale.

5. PROPERTY AND EQUIPMENT
Net investment in property and equipment as of March 31, 2016 and December 31, 2015, consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Hotel properties:
Land and site improvements	$1,297,295	$1,296,918
Building and improvements	2,879,961	2,859,227
Furniture, fixtures and equipment	546,628	522,617
Total hotel properties	4,723,884	4,678,762
Corporate furniture, fixtures, equipment, software and other	21,414	22,833
Undeveloped land parcel	1,675	1,675
Total cost	4,746,973	4,703,270
Less accumulated depreciation:
Hotel properties	(816,650)	(767,240)
Corporate furniture, fixtures, equipment, software and other	(13,836)	(14,689)
Total accumulated depreciation	(830,486)	(781,929)
Property and equipment - net	$3,916,487	$3,921,341
During the three months ended March 31, 2016 and 2015, the Company, using Level 3 unobservable inputs, assessed property and equipment for potential impairment. No impairment charges were recognized during the three months ended March 31, 2016 or 2015. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of revenues, expenses and hotel related cash flows based on assumed long-term growth rates, demand trends, expected future capital expenditures and estimated discount rates. These assumptions are based on the Company’s historical data and experience, the Company’s budgets, industry projections and micro and macro general economic condition projections.
As of March 31, 2016, substantially all of the hotel properties (625 of 629 hotel properties) are pledged as collateral for ESH REIT’s 2012 Mortgage Loan (as defined in Note 7).

6. INTANGIBLE ASSETS AND GOODWILL
The Company’s intangible assets and goodwill as of March 31, 2016 and December 31, 2015, consist of the following (dollars in thousands):

	March 31, 2016
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—customer relationships	20 years	$26,800	$(7,345)	$19,455
Indefinite-lived intangible assets—trademarks		9,933	—	9,933
Total intangible assets		36,733	(7,345)	29,388
Goodwill		53,531	—	53,531
Total intangible assets and goodwill		$90,264	$(7,345)	$82,919

	December 31, 2015
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—customer relationships	20 years	$26,800	$(7,010)	$19,790
Indefinite-lived intangible assets—trademarks		9,933	—	9,933
Total intangible assets		36,733	(7,010)	29,723
Goodwill		53,531	—	53,531
Total intangible assets and goodwill		$90,264	$(7,010)	$83,254
The remaining weighted-average amortization period for definite-lived intangible assets is approximately 15 years as of March 31, 2016. Estimated future amortization expense for definite-lived intangible assets is as follows (in thousands):

Years Ending December 31,
Remainder of 2016	$1,005
2017	1,340
2018	1,340
2019	1,340
2020	1,340
Thereafter	13,090
Total	$19,455

7. DEBT
Summary - The Company’s outstanding debt, net of unamortized debt discounts, and unamortized deferred financing costs as of March 31, 2016 and December 31, 2015, consist of the following (dollars in thousands):

	Stated Amount(1)		Outstanding Principal				Unamortized Deferred Financing Costs(10)			Interest Rate
Loan			March 31, 2016		December 31, 2015		March 31, 2016	December 31, 2015	Stated Interest Rate	March 31, 2016	December 31, 2015	Maturity Date
Mortgage loan
2012 Mortgage Loan - Component B	$350,000		$—		$111,157		$—	$784	3.4047%	3.4047%	3.4047%	12/1/2017
2012 Mortgage Loan - Component C	1,820,000		1,497,620		1,820,000		14,445	18,752	4.0547%	4.0547%	4.0547%	12/1/2019
Term loan facility
2014 Term Loan	375,000		—		365,157	(2)	—	3,635	LIBOR(3)(4) + 4.25%	N/A	5.00%	6/24/2019
Senior notes
2025 Notes(5)	1,300,000		1,288,055	(6)	500,000		25,661	10,756	5.25%	5.25%	5.25%	5/1/2025
Revolving credit facilities
ESH REIT Revolving Credit Facility(7)	250,000	(8)	—		—		1,024	1,431	LIBOR(3) + 3.00%	N/A	N/A	11/18/2016	(9)
Corporation Revolving Credit Facility(7)	50,000		—		—		686	956	LIBOR(3) + 3.75%	N/A	N/A	11/18/2016	(9)
Total			$2,785,675		$2,796,314		$41,816	$36,314
_________________________________

(1)	Amortization is interest only.

(2)	The 2014 Term Loan is presented net of an unamortized debt discount of approximately $1.3 million as of December 31, 2015.

(3)	London Interbank Offering Rate.

(4)	The 2014 Term Loan included a LIBOR floor of 0.75%.

(5)	In March 2016, ESH REIT issued an additional $800.0 million of its 2025 Notes.

(6)	The 2025 Notes are presented net of an unamortized debt discount of approximately $11.9 million as of March 31, 2016.

(7)	Each revolving credit facility's unamortized deferred financing costs are included in other assets in the accompanying unaudited condensed consolidated balance sheets.

(8)	ESH REIT is able to request to increase the facility to an amount of up to $350.0 million at any time, subject to certain conditions.

(9)	Each revolving credit facility is subject to a one-year extension option.

(10)
As of December 31, 2015, the Company early adopted FASB accounting standards updates, which required that debt issuance costs related to a recognized debt liability, excluding revolving credit facilities, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts.

In March 2016, ESH REIT issued $800.0 million of additional 2025 Notes (as defined below) at 98.5% of par value.  ESH REIT received net proceeds, including accrued interest, of approximately $788.7 million, which, together with cash on hand, were used to fully repay the balance of approximately $366.5 million outstanding under its 2014 Term Loan (as defined below) and repay approximately $433.5 million of the outstanding balance under its 2012 Mortgage Loan (as defined below), which consisted of approximately $111.2 million of Component B and approximately $322.3 million of Component C. ESH REIT incurred approximately $12.1 million of debt extinguishment costs in connection with the full repayment of the 2014 Term Loan and partial repayment of the 2012 Mortgage Loan, consisting of the write-off of unamortized deferred financing costs and debt discount of approximately $8.4 million and prepayment penalties and other costs of approximately $3.7 million. Debt extinguishment costs are included as a component of net interest expense in the accompanying unaudited condensed consolidated statements of operations.
ESH REIT Mortgage Loan
On November 30, 2012, subsidiaries of ESH REIT entered into a $2.52 billion mortgage loan comprised of three components (the “2012 Mortgage Loan”). After giving effect to principal repayments, including the March 2016 repayment discussed above, monthly required interest-only payments are approximately $5.1 million. Principal amounts, interest rates and maturities of components of the 2012 Mortgage Loan are included in the table above. Component C of the 2012 Mortgage Loan may be prepaid without incurring a prepayment penalty or premium.

As of March 31, 2016 and December 31, 2015, substantially all of ESH REIT’s hotel properties served as collateral for the 2012 Mortgage Loan. ESH REIT guarantees, under a customary recourse carve out guaranty (i) under certain limited circumstances, losses related to the 2012 Mortgage Loan plus enforcement costs incurred by the lenders and (ii) under certain other limited circumstances, repayment of the 2012 Mortgage Loan up to an aggregate liability under this clause (iii) of $252.0 million plus enforcement costs.
In connection with the 2012 Mortgage Loan, the Loan Parties (as defined in the agreement governing the 2012 Mortgage Loan) made certain representations, warranties and covenants customary in similar mortgage loan transactions, including, without limitation, regarding the ownership and operation of the hotels and standard special purpose bankruptcy remote entity provisions that are provided in order to make certain that each loan party (and certain specified affiliates) will maintain a prescribed level of separateness to forestall a substantive consolidation of such entities in the event of a bankruptcy action. The occurrence of a Mortgage Loan Event of Default, a Debt Yield Trigger Event (a Debt Yield, as defined, of less than 9.0%), or a Guarantor Bankruptcy Event triggers a Cash Trap Event, each as defined. During the period of a Cash Trap Event, any excess cash flow, after all monthly requirements (including the payment of management fees and operating expenses) are fully funded, is held by the loan service agent as additional collateral for the 2012 Mortgage Loan. As of March 31, 2016 none of these events had occurred and the Debt Yield was approximately 37.9%.
A right of contribution agreement provides that if any funds of the Corporation are needed and used to service ESH REIT’s obligations under the 2012 Mortgage Loan, such as in the case of a Cash Trap Event, ESH REIT shall be obligated to reimburse the Corporation, with interest, for the amount of any such funds that were applied for this purpose as soon as permitted under the 2012 Mortgage Loan. Interest shall accrue on ESH REIT’s reimbursement obligation at the relevant applicable federal rate as determined under Section 1274(d) of the Internal Revenue Code of 1986, as amended (the "Code"). In lieu of cash payment, the Corporation may elect, at its option, to receive payment in the form of additional shares of Class A common stock of ESH REIT of an equivalent value.
The 2012 Mortgage Loan is subject to certain customary events of default. Upon the occurrence of an Event of Default, as defined, the lender may, among other things, take the following actions: (i) accelerate the maturity date of the 2012 Mortgage Loan, (ii) foreclose on any or all of the mortgages securing the mortgage loan or (iii) apply amounts on deposit in the reserve accounts to pay the debt service on the 2012 Mortgage Loan.
All receipts from the mortgaged properties are required to be deposited into a domestic cash management account (“CMA”) for hotels in the U.S. and a Canadian CMA for hotels in Canada. Such CMAs are under the control of the loan service agent as specified by the terms of the mortgage loan agreement and cash management agreements and are, therefore, classified as restricted cash on the accompanying unaudited condensed consolidated balance sheets. Receipts are allocated to CMA subaccounts for hotel occupancy/goods and services sales taxes, real estate taxes, insurance, ground leases, operating expenses (including management fees and reimbursements), capital improvements and mortgage debt service. Funds in excess of a month’s Canadian waterfall requirements are converted to U.S. dollars and transferred to the domestic CMA. Funds in excess of a month’s domestic waterfall requirements are distributed to the Corporation and/or ESH REIT so long as no Cash Trap Event has occurred.
ESH REIT Term Loan Facility
On March 18, 2016, using a portion of the net proceeds from its issuance of $800.0 million of additional 2025 Notes (as defined below), together with cash on hand, ESH REIT fully repaid the remaining outstanding balance of approximately $366.5 million of its $375.0 million term loan facility (the “2014 Term Loan”) originally entered into in June 2014. The 2014 Term Loan was scheduled to mature on June 24, 2019, though it may have been extended with lender consent, and bore interest at a rate equal to (i) LIBOR (subject to a floor of 0.75%) plus 4.25%, or (ii) a base rate (determined by reference to the highest of (1) the prime lending rate, (2) the overnight federal funds rate plus 0.5%, or (3) the one-month adjusted LIBOR rate (subject to a floor of 0.75%) plus 1.0%) plus 3.25%. There was no scheduled amortization on the 2014 Term Loan; however, subject to certain exceptions, mandatory prepayments of up to 50% of Excess Cash Flow may have been required, based on ESH REIT’s Consolidated Leverage Ratio, each as defined. ESH REIT made a mandatory prepayment of approximately $8.5 million during the three months ended March 31, 2015.
Obligations under the 2014 Term Loan were guaranteed by certain of ESH REIT’s domestic subsidiaries. The 2014 Term Loan was secured by a first-priority security interest in substantially all of the assets of ESH REIT and the guarantors under the facility on a pari passu basis with obligations under the ESH REIT Revolving Credit Facility (as defined below), with certain exceptions, including certain entities that were not pledged pursuant to the 2012 Mortgage Loan. Subject to an intercreditor agreement, that, among other things, provided priority in favor of the ESH REIT Revolving Credit Facility under certain circumstances, the 2014 Term Loan was prepayable prior to its maturity, subject to a prepayment penalty on or after December 24, 2015 but prior to June 24, 2016 in an amount equal to 1.0% of the aggregate principal amount repaid. As such, the March 2016 repayment discussed above resulted in a prepayment penalty of approximately $3.7 million.
The 2014 Term Loan contained a number of restrictive covenants that, among other things and subject to certain exceptions, restricted ESH REIT’s ability and the ability of its subsidiaries to incur additional indebtedness, pay distributions and make other restricted payments, engage in transactions with ESH REIT’s affiliates, sell all or substantially all of its assets, merge and create liens.  The 2014 Term Loan also contained certain customary affirmative covenants and events of default.  During a Trigger Event, an Adjusted Trigger Event, a Default or an Event of Default, each as defined, ESH REIT was restricted from making cash distributions, subject to certain exceptions.
ESH REIT Senior Notes
On May 15, 2015, ESH REIT issued $500.0 million of its 5.25% senior notes due in 2025 (the “2025 Notes”) under an indenture (the “Indenture”) with Deutsche Bank Trust Company Americas, as trustee, at 100% of their par value in a private placement pursuant to Rule 144A of the Securities Act. On March 18, 2016, ESH REIT issued an additional $800.0 million of its 2025 Notes under the Indenture at 98.5% of their par value in a private placement pursuant to Rule 144A of the Securities Act. ESH REIT used the net proceeds from the 2015 offering, together with cash on hand, to repay $500.0 million of the outstanding balance under its 2012 Mortgage Loan. ESH REIT used the net proceeds from the 2016 offering, together with cash on hand, to fully repay the balance of approximately $366.5 million outstanding under its 2014 Term Loan and repay approximately $433.5 million of the outstanding balance under its 2012 Mortgage Loan.
The 2025 Notes mature on May 1, 2025 and bear interest at a fixed rate of 5.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning November 1, 2015.
The 2025 Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of ESH REIT’s subsidiaries that guarantee ESH REIT’s obligations under the ESH REIT Revolving Credit Facility. The 2025 Notes rank equally in right of payment with ESH REIT’s existing and future senior unsecured indebtedness, and senior in right of payment to all future subordinated indebtedness, if any. The 2025 Notes are effectively junior to any of ESH REIT’s secured indebtedness to the extent of the value of the assets securing such indebtedness.
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
The Indenture contains a number of customary covenants that, subject to certain exceptions, limit ESH REIT’s ability and the ability of certain of its subsidiaries to incur additional debt, create certain liens, pay dividends or distributions, make certain investments and other payments, enter into affiliate transactions, sell assets or merge, consolidate or transfer substantially all of their assets, among other things. ESH REIT was in compliance with all covenants set forth in the Indenture as of March 31, 2016.
Revolving Credit Facilities
ESH REIT Revolving Credit Facility—On November 18, 2013, ESH REIT entered into a $250.0 million revolving credit facility (the “ESH REIT Revolving Credit Facility”). Subject to the satisfaction of certain criteria, ESH REIT is able to request to increase the facility to an amount up to $350.0 million at any time. The facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same day notice, referred to as swingline loans, in an amount up to $20.0 million. ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the outstanding amount under the facility, and a fee of 3.125% on outstanding letters of credit. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (i) the prime lending rate, (ii) the overnight federal funds rate plus 0.5% or (iii) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.00% for base rate loans and 3.00% for LIBOR loans. There is no scheduled amortization under the facility and the facility matures on November 18, 2016, subject to a one-year extension option. ESH REIT had no letters of credit outstanding under this facility, an outstanding balance drawn of $0 and borrowing capacity available of $250.0 million as of March 31, 2016 and December 31, 2015.
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
If any loans or obligations are outstanding during any fiscal quarter, the ESH REIT Revolving Credit Facility requires that the Consolidated Leverage Ratio, as defined, calculated as of the end of such fiscal quarter, be less than or equal to 9.00 to 1.0. Further, if loans or obligations are outstanding during any calendar month, the ESH REIT Revolving Credit Facility requires that the Debt Yield or the Adjusted Debt Yield, each as defined, not be less than 9.0% as of the last day of such calendar month.
In order to avoid a Trigger Event or an Adjusted Trigger Event, the ESH REIT Revolving Credit Facility requires a Debt Yield and an Adjusted Debt Yield, each as defined, of at least 11.5%. The occurrence of a Trigger Event or an Adjusted Trigger Event would require ESH REIT to repay the outstanding facility balance and cash collateralize outstanding letters of credit and restrict ESH REIT from making cash distributions, subject to certain exceptions. As of March 31, 2016, the Debt Yield and Adjusted Debt Yield were approximately 37.9% and 20.3%, respectively, and no Trigger Event or Adjusted Trigger Event had occurred.
Corporation Revolving Credit Facility—On November 18, 2013, the Corporation entered into a revolving credit facility (the “Corporation Revolving Credit Facility”) of $75.0 million. On November 18, 2014, the borrowing availability under the facility decreased to $50.0 million. The facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same day notice, referred to as swingline loans, in an amount up to $20.0 million. The Corporation incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the outstanding amount under the facility, and a fee of 3.875% on outstanding letters of credit. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (i) the prime lending rate, (ii) the overnight federal funds rate plus 0.5% or (iii) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.75% for base rate loans and 3.75% for LIBOR loans. There is no scheduled amortization under the facility and the facility matures on November 18, 2016, subject to a one-year extension option. As of March 31, 2016 and December 31, 2015, the Corporation had one letter of credit outstanding under this facility of $1.8 million, an outstanding balance drawn of $0 and borrowing capacity available of $48.2 million.
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

If any loans or obligations are outstanding during any fiscal quarter, the Corporation Revolving Credit Facility requires that the Consolidated Leverage Ratio, as defined, calculated as of the end of such fiscal quarter, be less than or equal to 8.75 to 1.0. Further, if loans or obligations are outstanding during any calendar month, the Corporation Revolving Credit Facility requires that the Debt Yield and the Adjusted Debt Yield, each as defined, not be less than 9.0% as at the last day of such calendar month.
In order to avoid a Trigger Event or an Adjusted Trigger Event, the Corporation Revolving Credit Facility requires a Debt Yield and an Adjusted Debt Yield, each as defined, of at least 12.0%. The occurrence of a Trigger Event or an Adjusted Trigger Event would require the Corporation to repay the outstanding facility balance and cash collateralize outstanding letters of credit and restrict the Corporation from making cash distributions, subject to certain exceptions. As of March 31, 2016, the Debt Yield and Adjusted Debt Yield were approximately 37.9% and 20.3%, respectively, and no Trigger Event or Adjusted Trigger Event had occurred.
Future Maturities of Debt—The future maturities of debt as of March 31, 2016, are as follows (in thousands):

Years Ending December 31,
Remainder of 2016	$—
2017	—
2018	—
2019	1,497,620
2020	—
Thereafter	1,300,000
Total	$2,797,620
Fair Value of Debt—As of March 31, 2016 and December 31, 2015, the estimated fair value of ESH REIT’s 2012 Mortgage Loan, 2014 Term Loan and 2025 Notes was approximately $2.8 billion. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on ESH REIT’s 2012 Mortgage Loan, 2014 Term Loan and 2025 Notes (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available.

8. MANDATORILY REDEEMABLE PREFERRED STOCK
The Corporation has authorized 350.0 million shares of preferred stock, par value $0.01 per share, of which 21,202 shares of mandatorily redeemable voting preferred stock were issued and outstanding as of March 31, 2016 and December 31, 2015. Dividends on these preferred shares are payable quarterly in arrears at a rate of 8.0% per year. With respect to dividend, distribution and liquidation rights, the 8.0% voting preferred stock ranks senior to the Corporation’s common stock. Holders of the 8.0% voting preferred stock are generally entitled to one vote for each share and will vote together with the Corporation common stock as a single class on all matters that the Corporation’s common shareholders are entitled to vote upon. On or after November 15, 2018, a holder of the 8.0% voting preferred stock has the right to require the Corporation to redeem in cash the 8.0% voting preferred stock at $1,000 per share plus any accumulated unpaid dividends. On November 15, 2020, the Corporation shall mandatorily redeem all of the 8.0% voting preferred stock at $1,000 per share plus any accumulated unpaid dividends.
Due to the fact that the outstanding 8.0% voting preferred stock is mandatorily redeemable by the Corporation, it is classified as a liability on the accompanying unaudited condensed consolidated balance sheets. Dividends on these preferred shares are classified as net interest expense on the accompanying unaudited condensed consolidated statements of operations.
Fair Value of Mandatorily Redeemable Preferred Stock—As of March 31, 2016 and December 31, 2015, the estimated fair value of the 8.0% voting preferred stock was approximately $21.5 million and $21.2 million, respectively. The estimated fair value of the 8.0% voting preferred stock is determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads (Level 2 fair value measures).

9. INCOME TAXES
The Company’s taxable income includes the taxable income of its wholly-owned subsidiaries and distribution income related to its ownership of approximately 55% of ESH REIT.
ESH REIT has elected to be taxed and expects to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Code. A REIT is a legal entity that holds real estate assets and is generally not subject to federal and state income taxes. In order to maintain qualification as a REIT, ESH REIT is required to distribute at least 90% of its taxable income, excluding net capital gain, to its shareholders each year. In addition, ESH REIT must meet a number of complex organizational and operational requirements. If ESH REIT were to fail to qualify as a REIT in any taxable year, it would be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and generally would be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it lost its REIT qualification. Even in qualifying as a REIT, ESH REIT may be subject to state and local taxes in certain jurisdictions, and is subject to federal income and excise taxes on undistributed income.
In 2015, ESH REIT distributed approximately 95% of its taxable income and utilized its federal net operating loss carryforward of approximately $18.6 million. As a result, in 2015, ESH REIT incurred minimal current federal income tax in the form of alternative minimum tax. ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. Accordingly, ESH REIT expects to distribute approximately 100% of its taxable income for the foreseeable future.  As of December 31, 2015, the expectation was to distribute approximately 95% of ESH REIT’s taxable income. As a result of this change, during the three months ended March 31, 2016, the Company recognized a benefit of approximately $1.8 million with respect to the reversal of net deferred tax liabilities recorded as of December 31, 2015, which represented the previously estimated 5% of taxable income to be retained by ESH REIT.
In January 2016, ESH REIT paid a special distribution of approximately $86.5 million. Approximately $77.4 million of the special distribution was deductible in 2015; the remaining approximately $9.1 million is deductible in 2016. The special distribution is subject to current taxation to the Corporation as a distribution in 2016 at the time of receipt.
The Company recorded a provision for federal, state and foreign income taxes of approximately $2.9 million for the three months ended March 31, 2016, an effective rate of approximately 16.4%, as compared with a provision of approximately $9.0 million for the three months ended March 31, 2015, an effective rate of approximately 24.4%. The Company’s effective rate differs from the federal statutory rate of 35% primarily due to ESH REIT’s status as a REIT under the provisions of the Code, and, for the three months ended March 31, 2016, the approximately $1.8 million benefit discussed above.
The Company’s income tax returns for the years 2012 to present are subject to examination by the Internal Revenue Service and other taxing authorities.

10. RELATED PARTY TRANSACTIONS
In March 2016, in connection with ESH REIT's $800.0 million issuance of its 2025 Notes discussed in Note 7, an affiliate of one of the Sponsors acted as an initial purchaser and purchased $24.0 million of the 2025 Notes. As such, the affiliate of one of the Sponsors earned approximately $0.4 million in fees related to the transaction for the three months ended March 31, 2016.
Investment funds of the Sponsors held 21,105 shares of the Corporation's outstanding mandatorily redeemable preferred stock as of March 31, 2016 and December 31, 2015.

11. COMMITMENTS AND CONTINGENCIES
Lease Commitments—The Company is a tenant under long-term ground leases at four of its hotel properties. The initial terms of the ground lease agreements terminate at various dates between 2016 and 2096, and three leases include multiple renewal options for generally five or 10 year periods. The Company is a tenant under an office lease for its corporate office in Charlotte, North Carolina.  The initial term of the office lease terminates in August 2021 and includes renewal options for two additional terms of five years each.
Rent expense on ground and office leases is recognized on a straight-line basis and was approximately $0.8 million for each of the three months ended March 31, 2016 and 2015. Ground lease expense is included in hotel operating expenses and office lease expense is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
Other Commitments—The Company has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of its properties is located. The initial term of the agreement terminates in 2031. The cost related to this commitment was approximately $0.1 million for each of the three months ended March 31, 2016 and 2015, and is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.
Letters of Credit—As of March 31, 2016, the Company had one outstanding letter of credit, issued by the Corporation, for $1.8 million, which is collateralized by the Corporation's revolving credit facility.
Paired Share Repurchase Commitments—As of March 31, 2016, the Corporation and ESH REIT agreed to repurchase approximately 0.2 million Corporation common shares and approximately 0.2 million ESH REIT Class B common shares, respectively, for approximately $1.9 million and $1.1 million, respectively, for which settlement had not yet occurred.
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

12. EQUITY-BASED COMPENSATION
The Corporation and ESH REIT each maintain a long-term incentive plan (“LTIP”), as amended and restated in 2015, approved by their shareholders. Under the LTIPs, the Corporation and ESH REIT may issue to eligible employees or directors restricted stock awards (“RSAs”), restricted stock units (“RSUs”) or other equity-based awards, in respect of Paired Shares, with service, performance or market vesting conditions. The aggregate number of Paired Shares that may be the subject of awards under the LTIPs shall not exceed 8,000,000, of which no more than 4,000,000 may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIP has a share reserve of an equivalent number of shares of Corporation common stock and ESH REIT Class B common stock. As of March 31, 2016, approximately 4,016,000 Paired Shares were available for future issuance under the LTIPs.
Equity-based compensation expense is recognized by amortizing the grant-date fair value of the equity-based awards, less estimated forfeitures, on a straight-line basis over the requisite service period of each award. A portion of the grant-date fair value of all equity-based awards is allocated to a share of common stock of the Corporation and a portion is allocated to a share of ESH REIT Class B common stock. Equity-based compensation expense was approximately $2.7 million and $2.1 million for the three months ended March 31, 2016 and 2015, respectively, and is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

As of March 31, 2016, unrecognized compensation expense related to outstanding equity-based awards and the related weighted-average period over which it is expected to be recognized subsequent to March 31, 2016, is presented in the following table. Total unrecognized compensation expense will be adjusted for actual forfeitures.

	Unrecognized Compensation Expense Related to Outstanding RSAs/RSUs (in thousands)	Remaining Weighted-Average Amortization Period (in years)
RSAs/RSUs with service vesting conditions	$14,431	2.3
RSUs with performance vesting conditions	2,060	0.8
RSUs with market vesting conditions	8,076	2.6
Total unrecognized compensation expense	$24,567
RSA/RSU activity during the three months ended March 31, 2016, was as follows:

			Performance-Based Awards
	Service-Based Awards		Performance Vesting		Market Vesting
	Number of RSAs/RSUs (in thousands)	Weighted- Average Grant- Date Fair Value	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value(1)
Outstanding RSAs/RSUs - January 1, 2016	992	$18.24	19	$19.07	556	$6.81
RSAs/RSUs granted in 2016	492	$14.07	166	$14.07	441	$12.03
RSAs/RSUs settled in 2016	(473)	$17.49	(19)	$19.07	—	$—
RSAs/RSUs forfeited in 2016	(1)	$19.07	—	$—	—	$—
Outstanding RSAs/RSUs - March 31, 2016	1,010	$16.56	166	$14.07	997	$9.16
Vested RSAs/RSUs - March 31, 2016	—	$—	—	$—	—	$—
Nonvested RSAs/RSUs - March 31, 2016	1,010	$16.56	166	$14.07	997	$9.16
_________________________________

(1)	An independent third-party valuation was performed contemporaneously with the issuance of grants.
Service-Based Awards
The Corporation granted approximately 492,000 service-based awards during the three months ended March 31, 2016, with a grant-date fair value per award of $14.07. The grant-date fair value of awards with service vesting conditions is based on the closing price of a Paired Share on the date of grant. Service-based awards vest over a period of two to four years, subject to the grantee’s continued employment or service.
Performance-Based Awards
The Corporation granted approximately 166,000 awards with performance vesting conditions during the three months ended March 31, 2016, with a grant-date fair value per award of $14.07. The grant-date fair value of awards with performance vesting conditions is based on the closing price of a Paired Share on the date of grant. Equity-based compensation expense with respect to these awards is adjusted over the remainder of the fiscal year to reflect the probability of achievement of performance targets defined in the award agreements. These awards vest over the remainder of the fiscal year, subject to the grantee’s continued employment, with the ability to earn Paired Shares in a range of 0% to 200% of the awarded number of RSUs based on the achievement of defined performance targets. As of March 31, 2016, all awards with performance vesting conditions are expected to be satisfied at or near their target level.
During the three months ended March 31, 2016, the Corporation granted approximately 441,000 awards with market vesting conditions with a grant-date fair value per award of $12.03. These awards vest at the end of a three-year period, subject to the grantee’s continued employment, with the ability to earn Paired Shares in a range of 0% to 150% of the awarded number of RSUs based on the total shareholder return of a Paired Share relative to the total shareholder return of other publicly traded lodging companies identified in the award agreements. The grant-date fair value of awards with market vesting conditions is based on an independent third-party valuation. During the three months ended March 31, 2016, the grant-date fair value of awards granted during the quarter with market vesting conditions was calculated using a Monte Carlo simulation model with the following key assumptions:

Expected holding period	2.85 years
Risk-free rate of return	0.88%
Expected dividend yield	5.91%

13. DEFINED CONTRIBUTION BENEFIT PLAN
ESA Management has a savings plan that qualifies under Section 401(k) of the Code for all employees meeting the eligibility requirements of the plan. Through December 31, 2015, the plan had an employer-matching contribution of 50% of the first 6% of an employee’s contribution, which vested over an employee’s initial five-year service period. Beginning January 1, 2016, the plan has an employer-matching contribution of 100% of the first 3% of an employee's contribution and 50% of the next 2% of an employee's contribution, which vests immediately. The plan also provides for contributions up to 100% of eligible employee pretax salary, subject to the Code’s annual deferral limit of $18,000 during 2016 and 2015. Employer contributions, net of forfeitures, totaled approximately $1.0 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively.

14. SUBSEQUENT EVENTS
Subsequent to March 31, 2016, the Corporation and ESH REIT repurchased and retired approximately 0.8 million Corporation common shares and approximately 0.8 million ESH REIT Class B common shares, respectively, for approximately $8.2 million and $5.1 million, respectively.
On April 26, 2016, the Board of Directors of the Corporation declared a cash distribution of $0.04 per share for the first quarter of 2016 on its common stock. The distribution is payable on May 24, 2016 to shareholders of record as of May 10, 2016. Also on April 26, 2016, the Board of Directors of ESH REIT declared a cash distribution of $0.15 per share for the first quarter of 2016 on its Class A and Class B common stock. This distribution is also payable on May 24, 2016 to shareholders of record as of May 10, 2016.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2016 AND DECEMBER 31, 2015
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $814,058 and $765,034	$3,916,456	$3,920,906
RESTRICTED CASH	161,695	60,945
CASH AND CASH EQUIVALENTS	42,318	223,256
RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC.	17,890	4,299
DEFERRED RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC.	41,225	41,546
GOODWILL	52,245	52,245
OTHER ASSETS	15,427	13,352
TOTAL ASSETS	$4,247,256	$4,316,549
LIABILITIES AND EQUITY
LIABILITIES:
Mortgage loan payable - Net of unamortized deferred financing costs of $14,445 and $19,536	$1,483,175	$1,911,621
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $37,606 and $10,756	1,262,394	489,244
Term loan facility payable - Net of unamortized deferred financing costs and debt discount of $0 and $4,940	—	361,523
Unearned rental revenues from Extended Stay America, Inc.	36,810	38,321
Due to Extended Stay America, Inc.	110,189	64,680
Accounts payable and accrued liabilities	88,342	101,997
Deferred tax liabilities	469	2,697
Total liabilities	2,981,379	2,970,083
COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Common stock - Class A: $0.01 par value, 4,300,000,000 shares authorized, 250,493,583 shares issued and outstanding; Class B: $0.01 par value, 7,800,000,000 shares authorized, 202,877,479 and 204,593,912 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	4,537	4,554
Additional paid in capital	1,170,386	1,168,903
Preferred stock - no par value, $1,000 liquidation value, 125 shares authorized, issued and outstanding	73	73
Retained earnings	101,264	186,306
Accumulated other comprehensive loss	(10,383)	(13,370)
Total equity	1,265,877	1,346,466
TOTAL LIABILITIES AND EQUITY	$4,247,256	$4,316,549
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
REVENUES: Rental revenues from Extended Stay America, Inc.	$116,242	$123,191
OPERATING EXPENSES:
Hotel operating expenses	24,371	24,619
General and administrative expenses	3,034	4,004
Depreciation and amortization	52,040	48,035
Total operating expenses	79,445	76,658
INCOME FROM OPERATIONS	36,797	46,533
OTHER NON-OPERATING (INCOME) EXPENSE	(773)	1,837
INTEREST EXPENSE, NET	46,290	30,551
(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	(8,720)	14,145
INCOME TAX (BENEFIT) EXPENSE	(3,590)	99
NET (LOSS) INCOME	$(5,130)	$14,046
NET (LOSS) INCOME PER COMMON SHARE:
Class A -basic	$(0.01)	$0.03
Class A - diluted	$(0.01)	$0.03
Class B - basic	$(0.01)	$0.03
Class B - diluted	$(0.01)	$0.03
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Class A - basic	250,494	250,323
Class A - diluted	250,494	250,323
Class B - basic	204,310	204,007
Class B - diluted	204,310	204,379
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
NET (LOSS) INCOME	$(5,130)	$14,046
FOREIGN CURRENCY TRANSLATION INCOME (LOSS), NET OF TAX	2,987	(3,336)
COMPREHENSIVE (LOSS) INCOME	$(2,143)	$10,710
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(In thousands, except preferred stock shares and per share data)
(Unaudited)

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - January 1, 2015	250,303	204,517	$4,551	125	$73	$1,182,611	$150,652	$(5,854)	$1,332,033
Net income	—	—	—	—	—	—	14,046	—	14,046
Foreign currency translation loss, net of tax	—	—	—	—	—	—	—	(3,336)	(3,336)
Issuance of common stock	191	97	3	—	—	2,411	—	—	2,414
Common distributions - $0.15 per Class A and Class B common share	—	—	—	—	—	—	(68,286)	—	(68,286)
Preferred distributions	—	—	—	—	—	—	(4)	—	(4)
Equity-based compensation	—	(10)	—	—	—	131	—	—	131
BALANCE - March 31, 2015	250,494	204,604	$4,554	125	$73	$1,185,153	$96,408	$(9,190)	$1,276,998

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - January 1, 2016	250,494	204,594	$4,554	125	$73	$1,168,903	$186,306	$(13,370)	$1,346,466
Net loss	—	—	—	—	—	—	(5,130)	—	(5,130)
Foreign currency translation gain, net of tax	—	—	—	—	—	—	—	2,987	2,987
Issuance of common stock	—	199	2	—	—	1,468	—	—	1,470
Repurchase of common stock	—	(1,917)	(19)	—	—	—	(11,406)	—	(11,425)
Common distributions - $0.15 per Class A and Class B common share	—	—	—	—	—	—	(68,502)	—	(68,502)
Preferred distributions	—	—	—	—	—	—	(4)	—	(4)
Equity-based compensation	—	1	—	—	—	15	—	—	15
BALANCE - March 31, 2016	250,494	202,877	$4,537	125	$73	$1,170,386	$101,264	$(10,383)	$1,265,877
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Net (loss) income	$(5,130)	$14,046
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	52,040	48,035
Foreign currency transaction (gain) loss	(773)	1,837
Amortization and write-off of deferred financing costs and debt discount	10,850	2,280
Amortization of above-market ground leases	(34)	(34)
Loss on disposal of property and equipment	2,896	1,574
Equity-based compensation	15	131
Deferred income tax benefit	(2,254)	—
Deferred rents receivable from Extended Stay America, Inc.	322	(3,270)
Changes in assets and liabilities:
Due to/from Extended Stay America, Inc., net	(13,798)	(1,510)
Other assets	(4,202)	(521)
Unearned rental revenues/rents receivable from Extended Stay America, Inc., net	(15,102)	(20,743)
Accounts payable and accrued liabilities	14,205	7,417
Net cash provided by operating activities	39,035	49,242
INVESTING ACTIVITIES:
Purchases of property and equipment	(56,351)	(33,231)
Increase in restricted cash	(100,750)	(102,033)
Proceeds from insurance recoveries	2,376	233
Net cash used in investing activities	(154,725)	(135,031)
FINANCING ACTIVITIES:
Principal payments on mortgage loan	(433,537)	—
Principal payments on term loan facility	(366,463)	(8,537)
Proceeds from senior notes, net of debt discount	788,000	—
Interest proceeds from senior notes (Note 6)	15,983	—
Proceeds from revolving credit facility	—	25,000
Payments of deferred financing costs	(14,243)	—
Net proceeds from Extended Stay America, Inc.	110,288	112,917
Repurchase of common stock	(11,425)	—
Issuance of common stock	1,134	2,414
Common distributions	(154,977)	(68,322)
Preferred distributions	(8)	(8)
Net cash (used in) provided by financing activities	(65,248)	63,464
NET DECREASE IN CASH AND CASH EQUIVALENTS	(180,938)	(22,325)

	Three Months Ended March 31,
	2016	2015
CASH AND CASH EQUIVALENTS - Beginning of period	223,256	33,816
CASH AND CASH EQUIVALENTS - End of period	$42,318	$11,491
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties	$17,688	$20,311
Cash payments for income taxes	$418	$94
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in due to/from Extended Stay America, Inc. and accounts payable and accrued liabilities	$14,442	$10,550
Deferred financing costs included in accounts payable and accrued liabilities	$1,020	$—
Common distributions included in accounts payable and accrued liabilities	$852	$227
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2016 AND DECEMBER 31, 2015 AND FOR THE THREE MONTHS ENDED
MARCH 31, 2016 AND 2015
(Unaudited)

1. BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION
ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. Extended Stay America, Inc. (the “Corporation”) was incorporated in the state of Delaware on July 8, 2013. On November 18, 2013, the Corporation and ESH REIT completed an initial public offering of 32.5 million Paired Shares (as defined below) for cash consideration of $20.00 per Paired Share, each Paired Share consisting of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. The Corporation owns, and is expected to continue to own, all of the issued and outstanding Class A common stock of ESH REIT, which represents approximately 55% of the outstanding common stock of ESH REIT.
As of March 31, 2016 and December 31, 2015, ESH REIT and its subsidiaries owned 626 hotel properties in 44 U.S. states, consisting of approximately 68,900 rooms, and three hotels in Canada consisting of 500 rooms. The hotels are operated by wholly-owned subsidiaries of the Corporation (the “Operating Lessees”) pursuant to leases between ESH REIT and the Operating Lessees. The hotels are managed by ESA Management LLC (“ESA Management”), a wholly-owned subsidiary of the Corporation, pursuant to management agreements between ESA Management and the Operating Lessees and a services agreement between ESA Management, the Corporation and ESH REIT. The substantial majority of the hotels are operated under the core brand, Extended Stay America. The three hotels in Canada are operated under the brand Extended Stay Canada. The brands are owned by ESH Hospitality Strategies LLC (“ESH Strategies”), also a wholly-owned subsidiary of the Corporation, which licenses the brands to the Operating Lessees.
In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program for up to $100 million of Paired Shares. In February 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from $100 million to up to $200 million of Paired Shares. The program expires on December 31, 2016. Repurchases may be made at management's discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice. As of March 31, 2016, ESH REIT repurchased and retired approximately 1.9 million ESH REIT Class B common shares for approximately $11.4 million.
As of March 31, 2016, ESH REIT’s common equity consisted of the following: (i) approximately 250.5 million shares of Class A common stock outstanding (approximately 55% of its common equity), all of which were owned by the Corporation, and (ii) approximately 202.9 million shares of Class B common stock outstanding (approximately 45% of its common equity), approximately 36.3% of which were owned by the public and approximately 63.7% of which were owned by Centerbridge Partners, L.P., Paulson & Co. Inc. and the Blackstone Group, L.P. and their affiliates (collectively, the “Sponsors”) and senior management, including certain directors.  As discussed above, each share of ESH REIT Class B common stock is attached to, and trades as a single unit with, one share of Corporation common stock (collectively, this single unit is referred to as a “Paired Share”).
  As of December 31, 2015, ESH REIT’s common equity consisted of the following: (i) approximately 250.5 million shares of Class A common stock outstanding, all of which were owned by the Corporation, and (ii) approximately 204.6 million shares of Class B common stock outstanding, approximately 36.9% of which were owned by the public and approximately 63.1% of which were owned by the Sponsors and senior management, including certain directors.
Basis of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Presentation—Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP have been condensed or omitted in the accompanying unaudited condensed consolidated financial statements. ESH REIT believes the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2015 included in the combined annual report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on February 23, 2016.
The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly ESH REIT’s financial position as of March 31, 2016, the results of ESH REIT’s operations and comprehensive income for the three months ended March 31, 2016 and 2015 and changes in equity and cash flows for the three months ended March 31, 2016 and 2015. Interim results are not necessarily indicative of full year performance because of the impact of accounting for contingent rental payments under contractual lease arrangements.
Use of Estimates—The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management used significant estimates to estimate the useful lives of tangible assets as well as the assessment of tangible assets and goodwill for impairment and estimated liabilities for insurance reserves. Actual results could differ from those estimates.
Property and Equipment—Property and equipment additions are recorded at cost. Major improvements that extend the life or utility of property or equipment are capitalized and depreciated over a period equal to the shorter of the estimated useful life of the improvement or the remaining estimated useful life of the asset. Ordinary repairs and maintenance are charged to expense as incurred. Depreciation and amortization are recorded on a straight-line basis over estimated useful lives which range from three to 49 years.
Management assesses the performance of long-lived assets for potential impairment at least annually, as well as when events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. Recoverability of property and equipment is measured by a comparison of the carrying amount of a group of hotel properties (groups of hotel properties align with hotels as they are grouped under ESH REIT’s operating leases) to the estimated future undiscounted cash flows expected to be generated by each group of hotel properties. Impairment is recognized when estimated future undiscounted cash flows, including proceeds from disposition, are less than the carrying value of each group of hotel properties.
To the extent that a group of hotel properties is impaired, the excess carrying amount of the group of hotel properties over its estimated fair value is recognized as an impairment charge and reduces income from operations. Fair value is determined based upon the discounted cash flows of a group of hotel properties, quoted market prices or independent appraisals, as considered necessary. No impairment charges were recognized during the three months ended March 31, 2016 or 2015 (see Note 5). The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, then an impairment charge to reduce the carrying value of a group of hotel properties could occur in a future period in which conditions change.
Revenue Recognition—ESH REIT’s sole source of revenues is rental revenue derived from leases with the Operating Lessees. ESH REIT records rental revenues on a straight-line basis as they are earned during the lease terms. Rents receivable from Extended Stay America, Inc. on the accompanying unaudited condensed consolidated balance sheets represent rental amounts contractually due from the Operating Lessees. Deferred rents receivable from Extended Stay America, Inc. on the accompanying unaudited condensed consolidated balance sheets represent the cumulative difference between straight-line rental revenues recognized and rental revenues contractually due from the Operating Lessees. As scheduled rent payments begin to exceed straight-line rental revenue, this amount, approximately $41.2 million as of March 31, 2016, will gradually decrease through the remainder of the lease term until it is fully extinguished at the end of the lease term in October 2018. Lease rental payments received prior to rendering services are included in unearned rental revenues from Extended Stay America, Inc. on the accompanying unaudited condensed consolidated balance sheets. Contingent rental revenues, specifically percentage rental revenues related to hotel revenues of the Operating Lessees, are recognized when such amounts are fixed and determinable (i.e., when percentage rental revenue thresholds have been achieved).
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
Recently Issued Accounting Standards

Compensation—Stock Compensation—In March 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, and certain classifications on the statement of cash flows. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods with early application permitted. ESH REIT does not expect the adoption of this update to have a material effect on its consolidated financial statements.
Leases— In February 2016, the FASB issued an accounting standards update which introduces a lessee model that requires a right-of-use asset and lease obligation to be presented on the balance sheet for all leases, whether operating or financing. The update eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. The update also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. This update will be effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and must be applied using a modified retrospective approach, which will require adjustment to all comparative periods presented. The adoption of this update will require the recognition of a right-of-use asset and a lease obligation for ESH REIT’s ground leases (see Note 9). As of March 31, 2016, the future minimum lease payments under these operating leases totaled approximately $85.2 million.
Intangibles—Goodwill and Other—Internal-Use Software—In April 2015, the FASB issued an accounting standards update which clarifies the accounting for fees paid by a customer in a cloud computing arrangement. This update provides guidance to customers regarding whether a cloud computing arrangement includes the sale or license of software or, alternatively, the sale of a service. ESH REIT adopted this update on January 1, 2016. The adoption of this update did not have a material effect on ESH REIT’s unaudited condensed consolidated financial statements.
Consolidation—Amendments to the Consolidation Analysis—In February 2015, the FASB issued an accounting standards update which amends the consolidation requirements under U.S. GAAP, changing the analysis performed by a company to determine whether it has a variable interest in an entity and when to consolidate such entities. ESH REIT adopted this update on January 1, 2016. The adoption of this update did not have a material effect on ESH REIT’s unaudited condensed consolidated financial statements.
Income Statement-Extraordinary and Unusual Items—In January 2015, the FASB issued an accounting standards update to simplify income statement presentation by eliminating the concept of extraordinary items. ESH REIT adopted this update on January 1, 2016. The adoption of this update did not have a material effect on ESH REIT’s unaudited condensed consolidated financial statements.

3. NET INCOME PER SHARE
Basic net (loss) income per share is computed by dividing net (loss) income available to Class A and Class B common shareholders by the weighted-average number of shares of ESH REIT’s unrestricted Class A and Class B common stock outstanding, respectively. Diluted net (loss) income per share is computed by dividing net (loss) income available to Class A and Class B common shareholders, as adjusted for potentially dilutive securities, by the weighted-average number of shares of ESH REIT’s unrestricted Class A and Class B common stock outstanding, respectively, plus other potentially dilutive securities. Dilutive securities include certain equity-based awards issued under long-term incentive plans (see Note 10) and are included in the calculation, provided that the inclusion of such securities is not anti-dilutive.
The calculations of basic and diluted net (loss) income per share, including a reconciliation of the numerators and denominators, are as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2016	2015
Numerator:
Net (loss) income attributable to common shareholders	$(5,130)	$14,046
Less preferred dividends	(4)	—
Net (loss) income available to common shareholders	$(5,134)	$14,046
Class A:
Net (loss) income available to common shareholders - basic	$(2,837)	$7,738
Less amounts available to Class B shareholders assuming conversion	—	(6)
Net (loss) income available to common shareholders - diluted	$(2,837)	$7,732
Class B:
Net (loss) income available to common shareholders - basic	$(2,297)	$6,308
Amounts available to Class B shareholders assuming conversion	—	6
Net (loss) income available to common shareholders - diluted	$(2,297)	$6,314
Denominator:
Class A:
Weighted-average number of common shares outstanding - basic and diluted	250,494	250,323
Class B:
Weighted-average number of common shares outstanding - basic	204,310	204,007
Dilutive securities	—	372
Weighted-average number of common shares outstanding - diluted	204,310	204,379
Net (loss) income per common share - Class A - basic	$(0.01)	$0.03
Net (loss) income per common share - Class A - diluted	$(0.01)	$0.03
Net (loss) income per common share - Class B - basic	$(0.01)	$0.03
Net (loss) income per common share - Class B - diluted	$(0.01)	$0.03

Anti-dilutive securities excluded from net (loss) income per common share - Class B - diluted	60	—

4. HOTEL DISPOSITIONS
On December 8, 2015, ESH REIT sold a portfolio of 53 hotel properties, 47 of which operated under the Crossland Economy Studios brand and six of which operated under the Extended Stay America brand, for gross proceeds of $273.0 million. ESH REIT's carrying value of the portfolio, including net working capital and approximately $2.1 million of allocable goodwill, was approximately $148.4 million, resulting in a gain, net of closing costs and adjustments, of approximately $116.6 million, which was reported in gain on sale of hotel properties in the consolidated statement of operations for the year ended December 31, 2015. This disposition was not reported as a discontinued operation.
During the three months ended March 31, 2015, these hotel properties contributed rental revenues, total operating expenses and income before income tax expense as follows (in thousands):

Three Months Ended March 31, 2015
Rental revenues from Extended Stay America, Inc.	$6,791
Total operating expenses	3,704
Income before income tax expense(1)	2,164
_________________________________

(1)
The only interest expense included is related to approximately $86.1 million of ESH REIT's 2012 Mortgage Loan (as defined in Note 6) repaid in conjunction with the sale of the portfolio of 53 hotel properties.

5. PROPERTY AND EQUIPMENT
Net investment in property and equipment as of March 31, 2016 and December 31, 2015, consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Hotel properties:
Land and site improvements	$1,298,065	$1,297,696
Building and improvements	2,889,676	2,868,943
Furniture, fixtures and equipment	541,098	517,626
Total hotel properties	4,728,839	4,684,265
Undeveloped land parcel	1,675	1,675
Total cost	4,730,514	4,685,940
Less accumulated depreciation	(814,058)	(765,034)
Property and equipment - net	$3,916,456	$3,920,906
During the three months ended March 31, 2016 and 2015, ESH REIT, using Level 3 unobservable inputs, assessed property and equipment for potential impairment. No impairment charges were recognized during the three months ended March 31, 2016 or 2015. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of revenues, expenses and hotel related cash flows based on assumed long-term growth rates, demand trends, expected future capital expenditures and estimated discount rates. These assumptions are based on ESH REIT’s historical data and experience, budgets, industry projections and micro and macro general economic condition projections.
As of March 31, 2016, substantially all of the hotel properties (625 of 629 hotel properties) are pledged as collateral for ESH REIT’s 2012 Mortgage Loan (as defined in Note 6).

6. DEBT
Summary—ESH REIT’s outstanding debt, net of unamortized debt discounts, and unamortized deferred financing costs as of March 31, 2016 and December 31, 2015, consist of the following (dollars in thousands):

	Stated Amount(1)		Outstanding Principal				Unamortized Deferred Financing Costs(10)			Interest Rate
Loan			March 31, 2016		December 31, 2015		March 31, 2016	December 31, 2015	Stated Interest Rate	March 31, 2016	December 31, 2015	Maturity Date
Mortgage loan
2012 Mortgage Loan - Component B	$350,000		$—		$111,157		$—	$784	3.4047%	3.4047%	3.4047%	12/1/2017
2012 Mortgage Loan - Component C	1,820,000		1,497,620		1,820,000		14,445	18,752	4.0547%	4.0547%	4.0547%	12/1/2019
Term loan facility
2014 Term Loan	375,000		—		365,157	(2)	—	3,635	LIBOR(3)(4) + 4.25%	N/A	5.00%	6/24/2019
Senior notes
2025 Notes(5)	1,300,000		1,288,055	(6)	500,000		25,661	10,756	5.25%	5.25%	5.25%	5/1/2025
Revolving credit facility
ESH REIT revolving credit facility(7)	250,000	(8)	—		—		1,024	1,431	LIBOR(3) + 3.00%	N/A	N/A	11/18/2016	(9)
Total			$2,785,675		$2,796,314		41,130	35,358
_________________________________

(1)	Amortization is interest only.

(2)	The 2014 Term Loan is presented net of an unamortized debt discount of approximately $1.3 million as of December 31, 2015.

(3)	London Interbank Offering Rate.

(4)	The 2014 Term Loan included a LIBOR floor of 0.75%.

(5)	In March 2016, ESH REIT issued an additional $800.0 million of its 2025 Notes.

(6)	The 2025 Notes are presented net of an unamortized debt discount of approximately $11.9 million as of March 31, 2016.

(7)	The ESH REIT Revolving Credit Facility's unamortized deferred financing costs are included in other assets in the accompanying unaudited condensed consolidated balance sheets.

(8)	ESH REIT is able to request to increase the facility to an amount of up to $350.0 million at any time, subject to certain conditions.

(9)	The ESH REIT Revolving Credit Facility is subject to a one-year extension option.

(10)
As of December 31, 2015, ESH REIT early adopted FASB accounting standards updates, which required that debt issuance costs related to a recognized debt liability, excluding revolving credit facilities, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts.

In March 2016, ESH REIT issued $800.0 million of additional 2025 Notes (as defined below) at 98.5% of par value. ESH REIT received net proceeds, including accrued interest, of approximately $788.7 million, which, together with cash on hand, were used to fully repay the balance of approximately $366.5 million outstanding under its 2014 Term Loan (as defined below) and repay approximately $433.5 million on the outstanding balance under its 2012 Mortgage Loan (as defined below), which consisted of approximately $111.2 million of Component B and approximately $322.3 million of Component C. ESH REIT incurred approximately $12.1 million of debt extinguishment costs in connection with the full repayment of the 2014 Term Loan and partial repayment of the 2012 Mortgage Loan, consisting of the write-off of unamortized deferred financing costs and debt discount of approximately $8.4 million and prepayment penalties and other costs of approximately $3.7 million. Debt extinguishment costs are included as a component of net interest expense in the accompanying unaudited condensed consolidated statements of operations.
ESH REIT Mortgage Loan
On November 30, 2012, subsidiaries of ESH REIT entered into a $2.52 billion mortgage loan comprised of three components (the “2012 Mortgage Loan”). After giving effect to principal repayments, including the March 2016 repayment discussed above, monthly required interest-only payments are approximately $5.1 million. Principal amounts, interest rates and maturities of components of the 2012 Mortgage Loan are included in the table above. Component C of the 2012 Mortgage Loan may be prepaid without incurring a prepayment penalty or premium.
As of March 31, 2016 and December 31, 2015, substantially all of ESH REIT’s hotel properties served as collateral for the 2012 Mortgage Loan. ESH REIT guarantees, under a customary recourse carve out guaranty (i) under certain limited circumstances, losses related to the 2012 Mortgage Loan plus enforcement costs incurred by the lenders and (ii) under certain other limited circumstances, repayment of the 2012 Mortgage Loan up to an aggregate liability under this clause (iii) of $252.0 million plus enforcement costs.
In connection with the 2012 Mortgage Loan, the Loan Parties (as defined in the agreement governing the 2012 Mortgage Loan) made certain representations, warranties and covenants customary in similar mortgage loan transactions, including, without limitation, regarding the ownership and operation of the hotels and standard special purpose bankruptcy remote entity provisions that are provided in order to make certain that each loan party (and certain specified affiliates) will maintain a prescribed level of separateness to forestall a substantive consolidation of such entities in the event of a bankruptcy action. The occurrence of a Mortgage Loan Event of Default, a Debt Yield Trigger Event (a Debt Yield, as defined, of less than 9.0%), or a Guarantor Bankruptcy Event triggers a Cash Trap Event, each as defined. During the period of a Cash Trap Event, any excess cash flow, after all monthly requirements (including the payment of management fees and operating expenses) are fully funded, is held by the loan service agent as additional collateral for the 2012 Mortgage Loan. As of March 31, 2016 none of these events had occurred and the Debt Yield was approximately 37.9%.
A right of contribution agreement provides that if any funds of the Corporation are needed and used to service ESH REIT’s obligations under the 2012 Mortgage Loan, such as in the case of a Cash Trap Event, ESH REIT shall be obligated to reimburse the Corporation, with interest, for the amount of any such funds that were applied for this purpose as soon as permitted under the 2012 Mortgage Loan. Interest shall accrue on ESH REIT’s reimbursement obligation at the relevant applicable federal rate as determined under Section 1274(d) of the Internal Revenue Code of 1986, as amended (the "Code"). In lieu of cash payment, the Corporation may elect, at its option, to receive payment in the form of additional shares of Class A common stock of ESH REIT of an equivalent value.
The 2012 Mortgage Loan is subject to certain customary events of default. Upon the occurrence of an Event of Default, as defined, the lender may, among other things, take the following actions: (i) accelerate the maturity date of the 2012 Mortgage Loan, (ii) foreclose on any or all of the mortgages securing the mortgage loan or (iii) apply amounts on deposit in the reserve accounts to pay the debt service on the 2012 Mortgage Loan.
All receipts from the mortgaged properties are required to be deposited into a domestic cash management account (“CMA”) for hotels in the U.S. and a Canadian CMA for hotels in Canada. Such CMAs are under the control of the loan service agent as specified by the terms of the mortgage loan agreement and cash management agreements and are, therefore, classified as restricted cash on the accompanying unaudited condensed consolidated balance sheets. Receipts are allocated to CMA subaccounts for hotel occupancy/goods and services sales taxes, real estate taxes, insurance, ground leases, operating expenses (including management fees and reimbursements), capital improvements and mortgage debt service. Funds in excess of a month’s Canadian waterfall requirements are converted to U.S. dollars and transferred to the domestic CMA. Funds in excess of a month’s domestic waterfall requirements are distributed to the Corporation and/or ESH REIT so long as no Cash Trap Event has occurred.
ESH REIT Term Loan Facility
On March 18, 2016, using a portion of the net proceeds from its issuance of $800.0 million of additional 2025 Notes (as defined below), together with cash on hand, ESH REIT fully repaid the remaining outstanding balance of approximately $366.5 million of its $375.0 million term loan facility (the “2014 Term Loan”) entered into in June 2014. The 2014 Term Loan was scheduled to mature on June 24, 2019, though it may have been extended with lender consent, and bore interest at a rate equal to (i) LIBOR (subject to a floor of 0.75%) plus 4.25%, or (ii) a base rate (determined by reference to the highest of (1) the prime lending rate, (2) the overnight federal funds rate plus 0.5%, or (3) the one-month adjusted LIBOR rate (subject to a floor of 0.75%) plus 1.0%) plus 3.25%. There was no scheduled amortization on the 2014 Term Loan; however, subject to certain exceptions, mandatory prepayments of up to 50% of Excess Cash Flow may have been required, based on ESH REIT’s Consolidated Leverage Ratio, each as defined. ESH REIT made a mandatory prepayment of approximately $8.5 million during the three months ended March 31, 2015.
Obligations under the 2014 Term Loan were guaranteed by certain of ESH REIT’s domestic subsidiaries. The 2014 Term Loan was secured by a first-priority security interest in substantially all of the assets of ESH REIT and the guarantors under the facility on a pari passu basis with obligations under the ESH REIT Revolving Credit Facility (as defined below), with certain exceptions, including certain entities that were not pledged pursuant to the 2012 Mortgage Loan.  Subject to an intercreditor agreement, that, among other things, provided priority in favor of the ESH REIT Revolving Credit Facility under certain circumstances, the 2014 Term Loan was prepayable prior to its maturity, subject to a prepayment penalty on or after December 24, 2015 but prior to June 24, 2016 in an amount equal to 1.0% of the aggregate principal amount repaid. As such, the March 2016 repayment discussed above resulted in a prepayment penalty of approximately $3.7 million.
The 2014 Term Loan contained a number of restrictive covenants that, among other things and subject to certain exceptions, restricted ESH REIT’s ability and the ability of its subsidiaries to incur additional indebtedness, pay distributions and make other restricted payments, engage in transactions with ESH REIT’s affiliates, sell all or substantially all of its assets, merge and create liens.  The 2014 Term Loan also contained certain customary affirmative covenants and events of default.  During a Trigger Event, an Adjusted Trigger Event, a Default or an Event of Default, each as defined, ESH REIT was restricted from making cash distributions, subject to certain exceptions.
ESH REIT Senior Notes
On May 15, 2015, ESH REIT issued $500.0 million of its 5.25% senior notes due in 2025 (the “2025 Notes”) under an indenture (the “Indenture”) with Deutsche Bank Trust Company Americas, as trustee, at 100% of their par value in a private placement pursuant to Rule 144A of the Securities Act. On March 18, 2016, ESH REIT issued an additional $800.0 million of its 2025 Notes under the Indenture at 98.5% of their par value in a private placement pursuant to Rule 144A of the Securities Act. ESH REIT used the net proceeds from the 2015 offering, together with cash on hand, to repay $500.0 million of the outstanding balance under its 2012 Mortgage Loan. ESH REIT used the net proceeds from the 2016 offering, together with cash on hand, to fully repay the balance of approximately $366.5 million outstanding under its 2014 Term Loan and repay approximately $433.5 million of the outstanding balance under its 2012 Mortgage Loan.
The 2025 Notes mature on May 1, 2025 and bear interest at a fixed rate of 5.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning November 1, 2015.
The 2025 Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of ESH REIT’s subsidiaries that guarantee ESH REIT’s obligations under the ESH REIT Revolving Credit Facility. The 2025 Notes rank equally in right of payment with ESH REIT’s existing and future senior unsecured indebtedness, and senior in right of payment to all future subordinated indebtedness, if any. The 2025 Notes are effectively junior to any of ESH REIT’s secured indebtedness to the extent of the value of the assets securing such indebtedness.
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
The Indenture contains a number of customary covenants that, subject to certain exceptions, limit ESH REIT’s ability and the ability of certain of its subsidiaries to incur additional debt, create certain liens, pay dividends or distributions, make certain investments and other payments, enter into affiliate transactions, sell assets or merge, consolidate or transfer substantially all of their assets, among other things. ESH REIT was in compliance with all covenants set forth in the Indenture as of March 31, 2016.
ESH REIT Revolving Credit Facility
On November 18, 2013, ESH REIT entered into a $250.0 million revolving credit facility (the “ESH REIT Revolving Credit Facility”). Subject to the satisfaction of certain criteria, ESH REIT is able to request to increase the facility to an amount up to $350.0 million at any time. The facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same day notice, referred to as swingline loans, in an amount up to $20.0 million. ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the outstanding amount under the facility, and a fee of 3.125% on outstanding letters of credit. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (i) the prime lending rate, (ii) the overnight federal funds rate plus 0.5% or (iii) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.00% for base rate loans and 3.00% for LIBOR loans. There is no scheduled amortization under the facility and the facility matures on November 18, 2016, subject to a one-year extension option. ESH REIT had no letters of credit outstanding under this facility, an outstanding balance drawn of $0 and borrowing capacity available of $250.0 million as of March 31, 2016 and December 31, 2015,
ESH REIT’s obligations under the ESH REIT Revolving Credit Facility are guaranteed by its existing and future direct and indirect domestic subsidiaries, with certain exceptions, including certain entities that may not provide guarantees pursuant to the 2012 Mortgage Loan. The ESH REIT Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of ESH REIT and the guarantors under the facility, with certain exceptions, including certain entities that may not be pledged pursuant to the 2012 Mortgage Loan.
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
If any loans or obligations are outstanding during any fiscal quarter, the ESH REIT Revolving Credit Facility requires that the Consolidated Leverage Ratio, as defined, calculated as of the end of such fiscal quarter, be less than or equal to 9.00 to 1.0. Further, if loans or obligations are outstanding during any calendar month, the ESH REIT Revolving Credit Facility requires that the Debt Yield or the Adjusted Debt Yield, each as defined, not be less than 9.0% as of the last day of such calendar month.
In order to avoid a Trigger Event or an Adjusted Trigger Event, the ESH REIT Revolving Credit Facility requires a Debt Yield and an Adjusted Debt Yield, each as defined, of at least 11.5%. The occurrence of a Trigger Event or an Adjusted Trigger Event would require ESH REIT to repay the outstanding facility balance and cash collateralize outstanding letters of credit and restrict ESH REIT from making cash distributions, subject to certain exceptions. As of March 31, 2016, the Debt Yield and Adjusted Debt Yield were approximately 37.9% and 20.3%, respectively, and no Trigger Event or Adjusted Trigger Event had occurred.

Future Maturities of Debt—The future maturities of debt, as of March 31, 2016, are as follows (in thousands):

Years Ending December 31,
Remainder of 2016	$—
2017	—
2018	—
2019	1,497,620
2020	—
Thereafter	1,300,000
Total	$2,797,620
Fair Value of Debt—As of March 31, 2016 and December 31, 2015, the estimated fair value of ESH REIT’s 2012 Mortgage Loan, 2014 Term Loan and 2025 Notes was approximately $2.8 billion. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on ESH REIT’s 2012 Mortgage Loan, 2014 Term Loan and 2025 Notes (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available.

7. INCOME TAXES
ESH REIT has elected to be taxed and expects to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Code. A REIT is a legal entity that holds real estate assets and is generally not subject to federal and state income taxes. In order to maintain qualification as a REIT, ESH REIT is required to distribute at least 90% of its taxable income, excluding net capital gain, to its shareholders each year. In addition, ESH REIT must meet a number of complex organizational and operational requirements. If ESH REIT were to fail to qualify as a REIT in any taxable year, it would be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and generally would be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it lost its REIT qualification. Even in qualifying as a REIT, ESH REIT may be subject to state and local taxes in certain jurisdictions, and is subject to federal income and excise taxes on undistributed income.
In 2015, ESH REIT distributed approximately 95% of its taxable income and utilized its federal net operating loss carryforward of approximately $18.6 million. As a result, in 2015, ESH REIT incurred minimal current federal income tax in the form of alternative minimum tax. ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. Accordingly, ESH REIT expects to distribute approximately 100% of its taxable income for the foreseeable future.  As of December 31, 2015, the expectation was to distribute approximately 95% of ESH REIT’s taxable income. As a result of this change, during the three months ended March 31, 2016, ESH REIT recognized a benefit of approximately $2.3 million with respect to the reversal of net deferred tax liabilities recorded as of December 31, 2015, which represented the previously estimated 5% of taxable income to be retained by ESH REIT.
In January 2016, ESH REIT paid a special distribution of approximately $86.5 million. Approximately $77.4 million of the special distribution was deductible in 2015; the remaining approximately $9.1 million is deductible in 2016. The special distribution is subject to current taxation to ESH REIT as a distribution in 2016 at the time of payment.
ESH REIT recorded a benefit for state and foreign income taxes of approximately $3.6 million for the three months ended March 31, 2016, an effective rate of approximately 41.2%, as compared with a provision of approximately $0.1 million for the three months ended March 31, 2015, an effective rate of approximately 0.7%. ESH REIT’s effective rate differs from the federal statutory rate of 35% primarily due to ESH REIT’s status as a REIT under the provisions of the Code, and, for the three months ended March 31, 2016, its net loss before tax and the approximately $2.3 million benefit discussed above.
ESH REIT’s income tax returns for the years 2012 to present are subject to examination by the Internal Revenue Service and other taxing authorities.

8. RELATED PARTY TRANSACTIONS
Leases and Related Rental Revenues—ESH REIT’s revenues are derived from four leases. The counterparty to each lease agreement is a wholly-owned subsidiary of the Corporation. Fixed rental revenues are recognized on a straight-line basis. For the three months ended March 31, 2016 and 2015, ESH REIT recognized fixed rental revenues from the Operating Lessees of approximately $116.2 million and $123.2 million, respectively. As scheduled rent payments begin to exceed straight-line rental revenues, this amount, approximately $41.2 million and $41.5 million, which is recorded as deferred rents receivable from the Operating Lessees in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively, will gradually decrease through the remainder of the lease term until it is fully extinguished at the end of the lease term in October 2018.
Due to the fact that percentage rental revenue thresholds specified in the leases were not achieved during the first quarter of 2016 or 2015, ESH REIT recognized no percentage rental revenues for the three months ended March 31, 2016 or 2015. As of March 31, 2016, unearned rental revenues related to percentage rent, as defined, were approximately $36.8 million, of which approximately $18.9 million had been received and approximately $17.9 million was outstanding and included as rents receivable on the accompanying unaudited condensed consolidated balance sheet. As of December 31, 2015, because all percentage rental revenue thresholds had been achieved for the year, no unearned contingent rental revenues existed, and approximately $4.3 million was outstanding and included as rents receivable on the accompanying unaudited condensed consolidated balance sheet.
As of December 31, 2015, unearned rental revenues related to prepaid January 2016 fixed rental revenues were approximately $38.3 million. As of March 31, 2016, ESH REIT had not received prepaid fixed rental payments related to future periods and therefore had no unearned rental revenues related to prepaid fixed rental revenues.
Distributions—The Corporation owns all of the Class A common stock of ESH REIT, which represents approximately 55% of the outstanding shares of common stock of ESH REIT. During the three months ended March 31, 2016, ESH REIT paid distributions of approximately $85.2 million (of which approximately $47.6 million had been declared as of December 31, 2015) to the Corporation in respect of the Class A common stock of ESH REIT. During the three months ended March 31, 2015, ESH REIT paid distributions of approximately $37.5 million to the Corporation in respect of the Class A common stock of ESH REIT.
Issuance of Common Stock—In March 2016, ESH REIT issued, and was compensated approximately $1.1 million for, approximately 199,000 shares of Class B common stock, each of which was attached to a share of Corporation common stock to form a Paired Share, used to settle vested restricted stock units. In March 2015, ESH REIT issued, and was compensated approximately $0.7 million for, approximately 97,000 shares of Class B common stock, each of which was attached to a share of Corporation common stock to form a Paired Share, used to settle vested restricted stock units. In March 2015, ESH REIT issued approximately 190,000 shares of Class A common stock to the Corporation for consideration of approximately $1.7 million.
Overhead Costs—ESA Management incurs costs under a services agreement with the Corporation and ESH REIT for certain overhead services performed on the entities' behalf. The services relate to executive management, accounting, financial analysis, training and technology. For the three months ended March 31, 2016 and 2015, ESH REIT incurred approximately $2.0 million and $2.4 million, respectively, related to this agreement, which is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The expenses ESH REIT incurs under this services agreement include expenses related to applicable employees that participate in the Corporation’s long-term incentive plan (as described in Note 10). Such charges were approximately $0.1 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively.
Working Capital—As of March 31, 2016, ESH REIT had an outstanding net payable of approximately $110.2 million due to the Corporation and its subsidiaries. This amount consists of monthly hotel receipts deposited into ESH REIT’s CMAs which were swept into the Corporation’s unrestricted cash accounts at the beginning of April 2016, as specified by the agreements governing the 2012 Mortgage Loan and the CMAs, and certain disbursements made by the Corporation on behalf of ESH REIT in the ordinary course of business. As of December 31, 2015, ESH REIT had an outstanding net payable of approximately $64.7 million due to the Corporation and its subsidiaries. This amount consisted of an unpaid special cash distribution ESH REIT declared on its Class A common shares of approximately $47.6 million and certain disbursements the Corporation made on behalf of ESH REIT in the ordinary course of business. Outstanding balances are typically repaid within 60 days.
Senior Note Issuance—In March 2016, in connection with ESH REIT's $800.0 million issuance of its 2025 Notes discussed in Note 6, an affiliate of one of the Sponsors acted as an initial purchaser and purchased $24.0 million of the 2025 Notes. As such, the affiliate of one of the Sponsors earned approximately $0.4 million in fees related to the transaction for the three months ended March 31, 2016.

9. COMMITMENTS AND CONTINGENCIES
Lease Commitments—ESH REIT is a tenant under long-term ground leases at four of its hotel properties. The initial terms of the ground lease agreements terminate at various dates between 2016 and 2096, and three leases include multiple renewal options for generally five or 10 year periods.
Rent expense on ground leases is recognized on a straight-line basis and was approximately $0.3 million for each of the three months ended March 31, 2016 and 2015. Ground lease expense is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.
Other Commitments—ESH REIT has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of its properties is located. The initial term of the agreement terminates in 2031. The cost related to this commitment was approximately $0.1 million for each of the three months ended March 31, 2016 and 2015, and is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.
Paired Share Repurchase Commitments—As of March 31, 2016, ESH REIT agreed to repurchase approximately 0.2 million ESH REIT Class B common shares for approximately $1.1 million, for which settlement had not yet occurred.
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

10. EQUITY-BASED COMPENSATION
The Corporation and ESH REIT each maintain a long-term incentive plan (“LTIP”), as amended and restated in 2015, approved by their shareholders. Under the LTIPs, the Corporation and ESH REIT may issue to eligible employees or directors restricted stock awards ("RSAs"), restricted stock units ("RSUs") or other equity-based awards, in respect of Paired Shares, with service, performance or market vesting conditions. The aggregate number of Paired Shares that may be the subject of awards under the LTIPs shall not exceed 8,000,000, of which no more than 4,000,000 may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIP has a share reserve of an equivalent number of shares of Corporation common stock and ESH REIT Class B common stock. As of March 31, 2016, approximately 4,016,000 Paired Shares were available for future issuance under the LTIPs.
Equity-based compensation expense is recognized by amortizing the grant-date fair value of the equity-based awards, less estimated forfeitures, on a straight-line basis over the requisite service period of each award. The fair value of equity-based awards is based on the closing price of a Paired Share on the date of grant. A portion of the grant-date fair value of all equity-based awards is allocated to a share of Corporation common stock and a portion is allocated to a share of ESH REIT Class B common stock. Expense related to the portion of the grant-date fair value with respect to a share of Corporation common stock is recorded as a payable due to the Corporation. Expense related to the portion of the grant-date fair value with respect to a share of Class B common stock of ESH REIT is recorded as an increase to additional paid in capital.
During the three months ended March 31, 2016, ESH REIT incurred approximately $0.1 million of equity-based compensation expense related to its equity-based awards. ESH REIT incurred approximately $0.3 million of equity-based compensation expense (which included approximately $0.2 million paid to the Corporation) for the three months ended March 31, 2015. Equity-based compensation expense is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
As of March 31, 2016, there was approximately $0.1 million of unrecognized compensation expense related to outstanding equity-based awards, which is expected to be recognized subsequent to March 31, 2016 over a weighted-average period of approximately 2.2 years. Total unrecognized compensation expense will be adjusted for actual forfeitures.

ESH REIT will have to pay more or less for a share of the Corporation common stock than it would have otherwise paid at the time of grant as the result of regular market changes in the value of a Paired Share between the time of grant and the time of settlement. An increase in the value allocated to a share of Corporation common stock due to market changes in the value of a Paired Share between the time of grant and the time of settlement is recorded as a distribution to the Corporation. A decrease in the value allocated to a share of Corporation common stock due to market changes in the value of a Paired Share between the time of grant and the time of settlement is recorded as additional paid in capital from the Corporation.

The Corporation accounts for awards issued under its LTIP in a manner similar to that of ESH REIT. As such, for all LTIP awards granted by the Corporation, ESH REIT will receive compensation for the fair value of the Class B shares on the date of settlement of such Class B shares by ESH REIT. As of March 31, 2016, the Corporation had granted a total of approximately 2,612,000 RSUs, of which approximately 525,000 were forfeited or settled, under which ESH REIT is counterparty and is expected to issue, and be compensated in cash for, approximately 2,087,000 shares of Class B common stock of ESH REIT in future periods, assuming performance-based awards vest at 100% and no additional forfeitures.
RSA/RSU activity during the three months ended March 31, 2016, was as follows:

	Number of RSAs/RSUs (in thousands)	Weighted- Average Grant-Date Fair Value
Outstanding RSAs/RSUs - January 1, 2016	244	$9.71
RSAs/RSUs granted in 2016	—	$—
RSAs/RSUs settled in 2016	(158)	$8.92
RSAs/RSUs forfeited in 2016	—	$—
Outstanding RSAs/RSUs - March 31, 2016	86	$11.06
Vested RSAs/RSUs - March 31, 2016	—	$—
Nonvested RSAs/RSUs - March 31, 2016	86	$11.06

11. SUBSEQUENT EVENTS
Subsequent to March 31, 2016, ESH REIT repurchased and retired approximately 0.8 million ESH REIT Class B common shares for approximately $5.1 million.
On April 26, 2016, the Board of Directors of ESH REIT declared a cash distribution of $0.15 per share for the first quarter of 2016 on its Class A and Class B common stock. The distribution is payable on May 24, 2016 to shareholders of record as of May 10, 2016.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc. included in Item 1 in this combined quarterly report on Form 10-Q.

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

•
Comparable Hotels. The term “Comparable Hotels” refers, when used in connection with describing our results of operations, to the 629 Extended Stay America and Extended Stay Canada-branded hotels owned and operated by the Company for both the three months ended March 31, 2016 and 2015, and excludes the 53 hotels sold in December 2015 as part of the Portfolio Sale (as defined below).

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

•
ESH REIT. The term “ESH REIT” refers to ESH Hospitality, Inc., a Delaware corporation that has elected to be taxed as a real estate investment trust (“REIT”), and its subsidiaries. ESH REIT is a majority-owned subsidiary of the Corporation, which leases all of its hotel properties to the Operating Lessees.

•
Hotel renovation. The term “hotel renovation” refers, when used in connection with our company-wide initiatives to renovate our hotel properties, to upgrades that typically include remodeling of common areas, new paint, carpet, signage, tile or vinyl flooring and counters in bathrooms and kitchens, as well as the refurbishment of furniture, replacement of aged mattresses and installation of new flat screen televisions, artwork, lighting and bedspreads.

•	Operating Lessees. The term “Operating Lessees” refers to several entities that each lease a group of hotels from ESH REIT and, as stipulated under the respective lease agreement, operate the hotels.

•	ESH Strategies. The term “ESH Strategies” refers to ESH Hospitality Strategies LLC and its subsidiaries, which own the intellectual property related to our business.

•	ESA Management. The term “ESA Management” refers to ESA Management LLC and its subsidiaries, which manage the hotel properties on behalf of the Operating Lessees.

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

•
When we refer to the management and operation of our hotels, we are referring to the management of hotels by ESA Management, a subsidiary of the Corporation, and the operation of hotels by the Operating Lessees, each a subsidiary of the Corporation.

•	When we refer to our brands, we are referring to intellectual property related to our business owned by ESH Strategies, a subsidiary of the Corporation.
The following are definitions of lodging operating metrics used throughout this combined quarterly report on Form 10-Q:

•	“ADR” or “average daily rate” means hotel room revenues divided by total number of rooms sold in a given period.

•	“Extended stay market” means the market of hotels with a fully equipped kitchenette in each guest room, which accept reservations and do not require a lease, as defined by The Highland Group.

•	“Mid-price extended stay segment” means the segment of the extended stay market that generally operates at a daily rate between $45 and $95, as defined by The Highland Group.

•	“Occupancy” or “occupancy rate” means the total number of rooms sold in a given period divided by the total number of rooms available during that period.

•
“RevPAR” or “revenue per available room” means the product of average daily room rate charged and the average daily occupancy achieved for a hotel or group of hotels in a given period. RevPAR does not include ancillary revenues, such as food and beverage revenues, or parking, pet, telephone or other guest service revenues.

The following discussion may contain forward-looking statements about our market, analysis, future trends, the demand for our services, capital expenditures and other future results, including distributions, among other topics. Actual results may differ materially from those suggested by our forward-looking statements for various reasons, including those discussed in “Risk Factors” in our combined annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 23, 2016, and “Cautionary Note Regarding Forward-Looking Statements” contained herein. Those sections expressly qualify any subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf.

Overview
We are the largest integrated owner/operator of company-branded hotels in North America. Our business operates in the extended stay lodging industry, and as of March 31, 2016, we owned and operated 629 hotel properties comprising approximately 69,400 rooms located in 44 states across the United States and in Canada. We own and operate the substantial majority of our hotels under our core brand, Extended Stay America, which serves the mid-price extended stay segment, and accounts for approximately half of the segment by number of rooms in the United States. In addition, we own and operate three Extended Stay Canada hotels.
Our extended stay hotels are designed to provide an affordable and attractive alternative to traditional lodging or apartment accommodations and are targeted toward self-sufficient, value-conscious guests. Our hotels feature fully-furnished rooms with in-room kitchens, complimentary grab-and-go breakfast, free WiFi, flat screen TVs and on-site guest laundry. Our guests include business travelers, leisure travelers, professionals on temporary work or training assignments, persons relocating, temporarily displaced or purchasing a home and anyone else in need of temporary housing. Our guests generally rent accommodations on a weekly or longer term basis. For the twelve months ended March 31, 2016, approximately 32.9%, 23.3% and 43.8% of our total revenues were derived from guests with stays from 1-6 nights, from 7-29 nights and 30 or more nights, respectively.
In December 2015, we sold a portfolio of 53 hotel properties, 47 of which operated under our former Crossland Economy Studios brand and six of which operated under our Extended Stay America brand, and certain intellectual property of Crossland Economy Studios (the "Portfolio Sale"). We no longer own, operate or manage these hotel properties, nor does the Corporation own intellectual property related to Crossland Economy Studios. See Note 4 to each of the unaudited condensed consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., both of which are included in Item 1 in this combined quarterly report on Form 10-Q. Except as otherwise indicated, the discussion of the Company’s and ESH REIT’s results of operations includes the results of operations of hotels owned for the entirety of the periods presented herein.

Understanding Our Results of Operations—The Company
Revenues and Expenses. The Company’s revenues are derived from hotel ownership and operations. Hotel operating expenses account for the largest portion of the Company’s operating expenses and reflect ongoing expenses associated with the ownership and operation of our hotels.
The following table presents the components of the Company’s revenues as a percentage of our total revenues for the three months ended March 31, 2016:

Percentage of 2016 Year to Date Revenues
•     Room revenues. Room revenues are driven primarily by ADR and occupancy. Pricing policy and customer mix are significant drivers of ADR. Due to our relatively high occupancy levels, our primary focus is on increasing RevPAR by increasing ADR. For the three months ended March 31, 2016, we experienced RevPAR growth of approximately 8.2% compared to the three months ended March 31, 2015, due to a shift in our customer mix to a greater number of high yield, shorter-stay business and leisure guests, improved asset quality through our Portfolio Sale, the collective impact of our hotel renovation program, investments in revenue management and corporate sales and a focus on service excellence.
98.5%
• Other hotel revenues. Other hotel revenues include ancillary revenues such as laundry revenues, vending commissions, additional housekeeping fees and pet charges. Occupancy and customer mix, as well as the number and percentage of guests that have longer-term stays, are the key drivers of other hotel revenues.	1.5%
The following table presents the components of the Company’s operating expenses as a percentage of our total operating expenses for the three months ended March 31, 2016:

Percentage of 2016 Year to Date Operating Expenses
•     Hotel operating expenses. Hotel operating expenses have both fixed and variable components. Operating expenses that are relatively fixed include personnel expense, real estate tax expense and property insurance premium expense. Occupancy is a key driver of expenses that have a high degree of variability such as housekeeping services and amenity costs. Other variable expenses include marketing costs, reservation costs, property insurance claims expense and repairs and maintenance expense. We experienced an increase in hotel operating expenses of approximately $0.6 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, due mainly to increases in personnel expense and reservation costs as well as an increase in repairs and maintenance expense and loss on disposal of assets.
65.0%
• General and administrative expenses. General and administrative expenses include expenses associated with corporate overhead. These costs consist primarily of compensation expense of our corporate staff, which includes non-cash equity-based compensation, and professional fees, including audit, tax, legal and consulting fees.	11.2%
• Depreciation and amortization. Depreciation and amortization is a non-cash charge that relates primarily to the acquisition and related usage of hotels and other property and equipment, including capital expenditures incurred with respect to our hotel renovations.	23.8%

Understanding Our Results of Operations—ESH REIT
Revenues. ESH REIT’s rental revenues are generated from leasing its hotel properties to the Operating Lessees. Rental revenues consist of fixed minimum rental payments recognized on a straight-line basis over the lease terms plus specified percentages of total hotel revenues over designated thresholds.
Expenses. The following table presents the components of ESH REIT’s operating expenses as a percentage of ESH REIT’s total operating expenses for the three months ended March 31, 2016:

Percentage of 2016 Year to Date Operating Expenses
• Hotel operating expenses. ESH REIT’s hotel operating expenses include expenses directly related to ownership of the hotels, such as real estate tax expense and property insurance premium and claims expense.	30.7%
• General and administrative expenses. General and administrative expenses include overhead expenses incurred directly by ESH REIT and administrative costs reimbursed to ESA Management.	3.8%
• Depreciation and amortization. Depreciation and amortization is a non-cash charge that relates primarily to the acquisition and related usage of hotels and other property and equipment, including capital expenditures incurred with respect to our hotel renovations.	65.5%

Results of Operations
Results of Operations discusses each of the Company’s and ESH REIT’s unaudited condensed consolidated financial statements, each of which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those relating to property and equipment, goodwill, revenue recognition, income taxes, non-cash equity-based compensation and investments. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.
Results of Operations—The Company
Comparison of Three Months Ended March 31, 2016 and March 31, 2015
As of March 31, 2015, we owned and operated 682 hotels consisting of 76,000 rooms. On December 8, 2015, we completed the Portfolio Sale. Therefore, as of March 31, 2016, we owned and operated 629 hotels consisting of approximately 69,400 rooms. See Note 4 to the unaudited condensed consolidated financial statements of Extended Stay America, Inc., which are included in Item 1 in this combined quarterly report on Form 10-Q.

The following table presents our consolidated results of operations for the three months ended March 31, 2016 and 2015, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended March 31,
	2016	2015	Change ($)	Change (%)

Revenues:
Room revenues	$283,137	$283,298	$(161)	(0.1)%
Other hotel revenues	4,421	4,293	128	3.0%
Total revenues	287,558	287,591	(33)	0.0%
Operating expenses:
Hotel operating expenses	145,560	144,995	565	0.4%
General and administrative expenses	24,952	23,500	1,452	6.2%
Depreciation and amortization	53,308	49,183	4,125	8.4%
Total operating expenses	223,820	217,678	6,142	2.8%
Other income	18	3	15	500.0%
Income from operations	63,756	69,916	(6,160)	(8.8)%
Other non-operating (income) expense	(878)	1,765	(2,643)	(149.7)%
Interest expense, net	46,985	31,317	15,668	50.0%
Income before income tax expense	17,649	36,834	(19,185)	(52.1)%
Income tax expense	2,896	8,974	(6,078)	(67.7)%
Net income	14,753	27,860	(13,107)	(47.0)%
Net loss (income) attributable to noncontrolling interests (1)	2,293	(6,312)	8,605	(136.3)%
Net income attributable to common shareholders	$17,046	$21,548	$(4,502)	(20.9)%
________________________________

(1)	Noncontrolling interests in Extended Stay America, Inc. include approximately 45% of ESH REIT’s common equity and 125 shares of ESH REIT preferred stock.

The following table presents key operating metrics, including occupancy, ADR, RevPAR and renovation displacement data for our hotels for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,
	2016	2015	Change
Number of hotels (as of March 31) (1)	629	682	(53)
Number of rooms (as of March 31) (1)	69,383	76,000	(6,617)
Occupancy	69.5%	70.4%	(90) bps
ADR	$64.47	$58.87	9.5%
RevPAR	$44.83	$41.44	8.2%
Hotel Inventory (as of March 31) (2):
Renovated Extended Stay America (3)	495	374	121
Unrenovated Extended Stay America and other (1)	134	261	(127)
Crossland Economy Studios (1)	—	47	(47)
Total number of hotels	629	682	(53)
Renovation Displacement Data (in thousands, except percentages) (2)
Total available room nights	6,316	6,837	(521)
Room nights displaced from renovation	122	76	46
% of available room nights displaced	1.9%	1.1%	80 bps
_________________________________

(1)
In December 2015, the Company sold a portfolio of 53 hotel properties, six of which were included in "Unrenovated Extended Stay America and other" and 47 of which were included in "Crossland Economy Studios" as of March 31, 2015.

(2)	See "—Liquidity and Capital Resources—Capital Expenditures—Hotel Renovation Program."

(3)	Includes three Extended Stay Canada-branded hotels.

The following table presents key operating metrics, including occupancy, ADR, RevPAR and renovation displacement data for Comparable Hotels for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,
	2016	2015	Change
Number of hotels	629	629	—
Number of rooms	69,383	69,383	—
Comparable Hotel Occupancy	69.5%	70.2%	(70) bps
Comparable Hotel ADR	$64.47	$60.85	5.9%
Comparable Hotel RevPAR	$44.83	$42.70	5.0%

Comparable Hotel Inventory (1):
Renovated Extended Stay America (2)	495	374	121
Unrenovated Extended Stay America and other	134	255	(121)
Comparable Hotel number of hotels	629	629	—

Comparable Hotel Renovation Displacement Data (in thousands, except percentages) (1)
Comparable Hotel available room nights	6,316	6,245	71
Comparable Hotel room nights displaced from renovation	122	76	46
% of Comparable Hotel available room nights displaced	1.9%	1.2%	70 bps
 _________________________________

(1)	See "—Liquidity and Capital Resources—Capital Expenditures—Hotel Renovation Program."

(2)	Includes three Extended Stay Canada-branded hotels.
Room revenues. Room revenues decreased by approximately $0.2 million, or 0.1%, to approximately $283.1 million for the three months ended March 31, 2016 compared to approximately $283.3 million for the three months ended March 31, 2015.  On a Comparable Hotel basis, room revenues increased by approximately $16.5 million, or 6.2%, primarily due to a 5.9% increase in ADR partially offset by a 70 bps decrease in occupancy, resulting in a 5.0% increase in RevPAR, primarily a result of a shift in our customer mix to a greater number of high yield, shorter-stay business and leisure guests, improved asset quality through our Porfolio Sale, the collective impact of our hotel renovation program, investments in revenue management and corporate sales and a focus on service excellence.
Other hotel revenues. Other hotel revenues increased by approximately $0.1 million, or 3.0%, to approximately $4.4 million for the three months ended March 31, 2016 compared to approximately $4.3 million for the three months ended March 31, 2015.
Hotel operating expenses. Hotel operating expenses increased by approximately $0.6 million, or 0.4%, to approximately $145.6 million for the three months ended March 31, 2016 compared to approximately $145.0 million for the three months ended March 31, 2015. On a Comparable Hotel basis, hotel operating expenses increased by approximately $10.4 million, or 7.7%, partly due to an increase in personnel expense of approximately $4.8 million and reservation costs of approximately $2.7 million, which related to an increase in commissionable bookings through online travel agents. This increase was also driven by an increase in repairs and maintenance expense of approximately $1.5 million and an increase in loss on disposal of assets of approximately $1.3 million as a result of our hotel renovation program.
General and administrative expenses. General and administrative expenses increased by approximately $1.5 million, or 6.2%, to approximately $25.0 million for the three months ended March 31, 2016 compared to approximately $23.5 million for the three months ended March 31, 2015. The increase was mainly driven by an increase in personnel expense of approximately $1.9 million, including non-cash equity-based compensation expense for awards granted to employees during the three months ended March 31, 2016, partially offset by a decrease in professional fees of approximately $0.6 million, including legal and consulting fees.
Depreciation and amortization. Depreciation and amortization increased by approximately $4.1 million, or 8.4%, to approximately $53.3 million for the three months ended March 31, 2016 compared to approximately $49.2 million for the three months ended March 31, 2015, which was primarily due to an increase in investment in hotel assets as a result of our hotel renovation program, partially offset by the Portfolio Sale.
Other non-operating (income) expense. During the three months ended March 31, 2016, we recognized a non-cash foreign currency transaction gain of approximately $0.9 million, mainly related to the depreciation of the U.S. dollar versus the Canadian dollar at one of our Canadian currency-based entities which has U.S. dollar denominated debt. During the three months ended March 31, 2015, we recognized a non-cash foreign currency transaction loss of approximately $1.8 million, mainly related to the appreciation of the U.S. dollar versus the Canadian dollar at one of our Canadian currency-based entities which has U.S. dollar denominated debt.
Interest expense, net. For the three months ended March 31, 2016, excluding debt extinguishment costs of approximately $12.1 million related to the full repayment of the balance of approximately $366.5 million outstanding under ESH REIT’s $375.0 million term loan facility entered into in June 2014 (the “2014 Term Loan”) and the repayment of approximately $433.5 million of the outstanding balance under ESH REIT’s $2.52 billion mortgage loan entered into in November 2012 (the “2012 Mortgage Loan”), consisting of the write-off of unamortized deferred financing costs and debt discount of approximately $8.4 million and prepayment penalties and other costs of approximately $3.7 million, respectively, net interest expense increased by approximately $3.6 million, or 11.4%, to approximately $34.9 million for the three months ended March 31, 2016 compared to approximately $31.3 million for the three months ended March 31, 2015, primarily due to an increase in the Company's weighted-average interest rate. The Company’s weighted-average interest rate increased to approximately 4.6% as of March 31, 2016 from approximately 4.0% as of March 31, 2015 due to ESH REIT's issuance of an additional $800.0 million of its 5.25% senior notes due in 2025 (the “2025 Notes”) during the three months ended March 31, 2016, the proceeds of which, together with cash on hand, were used to repay $800.0 million in principal on the outstanding 2014 Term Loan and the outstanding 2012 Mortgage Loan.
Income tax expense. Our effective income tax rate decreased by approximately 8.0 percentage points to approximately 16.4% for the three months ended March 31, 2016 compared to approximately 24.4% for the three months ended March 31, 2015. The Company’s effective tax rate is lower than the federal statutory rate of 35% due to ESH REIT’s status as a REIT under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), during these periods. The decrease in our effective income tax rate for the three months ended March 31, 2016 is primarily due to the recognition of an income tax benefit of approximately $1.8 million with respect to the reversal of net deferred tax liabilities reported as of December 31, 2015, which related to the previously estimated 5% of taxable income expected to be retained by ESH REIT. ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. Accordingly, ESH REIT expects to distribute approximately 100% of its taxable income for the foreseeable future. As of December 31, 2015, the expectation was to distribute approximately 95% of ESH REIT's taxable income. ESH REIT will incur federal and state income tax at statutory rates on its taxable income not distributed.

Results of Operations—ESH REIT
ESH REIT’s sole source of revenues is lease rental revenues and its hotel operating expenses reflect only those hotel operating expenses that are incurred directly related to the ownership of the hotels. Administrative costs reimbursed to ESA Management are reflected as a component of general and administrative expenses.
Comparison of Three Months Ended March 31, 2016 and March 31, 2015
As of March 31, 2015, ESH REIT owned 682 hotels consisting of 76,000 rooms. On December 8, 2015, ESH REIT sold a portfolio of 53 hotels, 47 of which operated under the Crossland Economy Studios brand and six of which operated under the Extended Stay America brand. Therefore, as of March 31, 2016, ESH REIT owned 629 hotels consisting of approximately 69,400 rooms. See Note 4 to the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., which are included in Item 1 in this combined quarterly report on Form 10-Q.
The following table presents ESH REIT’s consolidated results of operations for the three months ended March 31, 2016 and 2015, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended March 31,
	2016	2015	Change ($)	Change (%)
Revenues: Rental revenues from Extended Stay America, Inc.	$116,242	$123,191	$(6,949)	(5.6)%
Operating expenses:
Hotel operating expenses	24,371	24,619	(248)	(1.0)%
General and administrative expenses	3,034	4,004	(970)	(24.2)%
Depreciation and amortization	52,040	48,035	4,005	8.3%
Total operating expenses	79,445	76,658	2,787	3.6%
Income from operations	36,797	46,533	(9,736)	(20.9)%
Other non-operating (income) expense	(773)	1,837	(2,610)	(142.1)%
Interest expense, net	46,290	30,551	15,739	51.5%
(Loss) income before income tax (benefit) expense	(8,720)	14,145	(22,865)	(161.6)%
Income tax (benefit) expense	(3,590)	99	(3,689)	(3,726.3)%
Net (loss) income	$(5,130)	$14,046	$(19,176)	(136.5)%
Rental revenues from Extended Stay America, Inc. Rental revenues decreased by approximately $6.9 million, or 5.6%, to approximately $116.2 million for the three months ended March 31, 2016 compared to approximately $123.2 million for the three months ended March 31, 2015. Rental revenues consist of fixed minimum rental payments recognized on a straight-line basis over the terms of the lease plus specified percentages of total hotel revenues over designated thresholds. No percentage rental revenues were recognized during the three months ended March 31, 2016 or 2015 due to the fact that certain percentage rental revenue thresholds were not yet achieved during the periods. The decrease in rental revenues was mainly due to the sale of the portfolio of 53 hotels in December 2015, partially offset by the depreciation of the U.S. dollar relative to the Canadian dollar.
Hotel operating expenses. Hotel operating expenses decreased by approximately $0.2 million, or 1.0%, to approximately $24.4 million for the three months ended March 31, 2016 compared to approximately $24.6 million for the three months ended March 31, 2015. The decrease was due to the sale of the portfolio of 53 hotels in December 2015 as well as decreases in property-related costs that were obligations of ESH REIT due to its ownership of the hotels, including property insurance claims expense of approximately $0.4 million due to lower frequency and severity of insurable events than in the prior year and real estate tax expense of approximately $0.4 million. These decreases were offset by an increase in loss on disposal of assets of approximately $1.3 million as a result of ESH REIT's hotel renovation program.
General and administrative expenses. General and administrative expenses decreased by approximately $1.0 million, or 24.2%, to approximately $3.0 million for the three months ended March 31, 2016 compared to approximately $4.0 million for the three months ended March 31, 2015. The decrease was primarily driven by a decrease in reimbursable costs of approximately $0.5 million to ESA Management for administrative services performed on ESH REIT’s behalf (including executive management, accounting, financial analysis, training and technology), a decrease in professional fees of approximately $0.3 million and a decrease in non-cash equity-based compensation expense of approximately $0.3 million.
Depreciation and amortization. Depreciation and amortization increased by approximately $4.0 million, or 8.3%, to approximately $52.0 million for the three months ended March 31, 2016 compared to approximately $48.0 million for the three months ended March 31, 2015, which was primarily due to an increase in investment in hotel assets as a result of our hotel renovation program, partially offset by the sale of the portfolio of 53 hotels in December 2015.
Other non-operating (income) expense. During the three months ended March 31, 2016, ESH REIT recognized a non-cash foreign currency transaction gain of approximately $0.8 million, mainly related to the depreciation of the U.S. dollar versus the Canadian dollar at one of its Canadian currency-based entities which has U.S. dollar denominated debt. During the three months ended March 31, 2015, ESH REIT recognized a non-cash foreign currency transaction loss of approximately $1.8 million, mainly related to the appreciation of the U.S. dollar versus the Canadian dollar at one of its Canadian currency-based entities which has U.S. dollar denominated debt.
Interest expense, net. For the three months ended March 31, 2016, excluding debt extinguishment costs of approximately $12.1 million related to the full repayment of the balance of approximately $366.5 million outstanding under ESH REIT’s 2014 Term Loan and the repayment of approximately $433.5 million of the outstanding balance under ESH REIT’s 2012 Mortgage Loan, consisting of the write-off of unamortized deferred financing costs and debt discount of approximately $8.4 million and prepayment penalties and other costs of approximately $3.7 million, respectively, net interest expense increased by approximately $3.6 million, or 11.9%, to approximately $34.2 million for the three months ended March 31, 2016 compared to approximately $30.6 million for the three months ended March 31, 2015, primarily due to an increase in ESH REIT’s weighted-average interest rate. ESH REIT’s weighted-average interest rate increased to approximately 4.6% as of March 31, 2016 from approximately 3.9% as of March 31, 2015 due to ESH REIT's issuance of an additional $800.0 million of the 2025 Notes during the three months ended March 31, 2016, the proceeds of which, together with cash on hand, were used to repay $800.0 million in principal on the outstanding 2014 Term Loan and the outstanding 2012 Mortgage Loan.
Income tax (benefit) expense. ESH REIT’s effective income tax rate decreased by approximately 40.5 percentage points to a benefit of approximately 41.2% for the three months ended March 31, 2016 compared to a provision of approximately 0.7% for the three months ended March 31, 2015. ESH REIT’s effective tax rate is lower than the federal statutory rate of 35% due to its status as a REIT under the provisions of the Code during these periods. The decrease in ESH REIT's effective income tax rate for the three months ended March 31, 2016 is due to a net loss before tax and the recognition of an income tax benefit of approximately $2.3 million with respect to the reversal of net deferred tax liabilities reported as of December 31, 2015, which related to the previously estimated 5% of taxable income expected to be retained by ESH REIT. ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. Accordingly, ESH REIT expects to distribute approximately 100% of its taxable income for the foreseeable future. As of December 31, 2015, the expectation was to distribute approximately 95% of its taxable income. ESH REIT will incur federal and state income tax at statutory rates on its taxable income not distributed.

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

•
Other expenses—We exclude the effect of other expenses that we do not consider reflective of ongoing or future operating performance including the following: loss on disposal of assets and transaction costs associated with the sale of hotel properties.

EBITDA and Adjusted EBITDA as presented may not be comparable to similar measures calculated by other companies. This information should not be considered as an alternative to net income, net income per common share, cash flow from operations or any other operating performance measure calculated in accordance with U.S. GAAP. Cash expenditures for real estate or hotel assets such as capital expenditures, interest expense and other items have been and will continue to be incurred and are not reflected in EBITDA or Adjusted EBITDA. Management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions and assessments of operating performance. The Company’s unaudited condensed consolidated statements of operations and cash flows include capital expenditures, net interest expense and other excluded items, all of which should be considered when evaluating our performance, in addition to our non-GAAP financial measures. Additionally, EBITDA and Adjusted EBITDA should not solely be considered as measures of our liquidity or indicative of funds available to fund our cash needs, including our ability to pay distributions.
EBITDA and Adjusted EBITDA are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single, consolidated enterprise, which is reflected in the consolidated Company results of operations; therefore, we believe these performance measures are meaningful for the Company only.
The following table provides a reconciliation of net income to EBITDA and Adjusted EBITDA for the Company for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016		2015
Net income	$14,753		$27,860
Interest expense, net	46,985		31,317
Income tax expense	2,896		8,974
Depreciation and amortization	53,308		49,183
EBITDA	117,942		117,334
Non-cash equity-based compensation	2,680		2,116
Other non-operating (income) expense	(878)		1,765
Other expenses	3,055	(1)	1,643	(2)
Adjusted EBITDA	$122,799		$122,858
_________________________________

(1)	Includes loss on disposal of assets of approximately $2.9 million and transaction costs of approximately $0.2 million due to the revision of an estimate related to the Portfolio Sale.

(2)	Includes loss on disposal of assets of approximately $1.6 million.

As a result of the Portfolio Sale, to facilitate a period-to-period comparison of the Company’s performance, we also present EBITDA and Adjusted EBITDA on a Comparable Hotel basis to enable investors to better evaluate our operating performance. The following table provides a reconciliation of net income to EBITDA and Comparable Hotel Adjusted EBITDA for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016		2015
Net income	$14,753		$27,860
Interest expense, net	46,985		31,317
Income tax expense	2,896		8,974
Depreciation and amortization	53,308		49,183
EBITDA	117,942		117,334
Adjusted Property EBITDA of hotels not owned for entirety of periods presented	—		(7,132)
Non-cash equity-based compensation	2,680		2,116
Other non-operating (income) expense	(878)		1,765
Other expenses	3,055	(1)	1,643	(2)
Comparable Hotel Adjusted EBITDA	$122,799		$115,726
_________________________________

(1)	Includes loss on disposal of assets of approximately $2.9 million and transaction costs of approximately $0.2 million due to the revision of an estimate related to the Portfolio Sale.

(2)	Includes loss on disposal of assets of approximately $1.6 million, $0.1 million of which relates to the 53 hotels not owned for entirety of periods presented.
Hotel Operating Profit and Hotel Operating Margin
Hotel Operating Profit and Hotel Operating Margin measure hotel-level operating results prior to debt service, depreciation and amortization and general and administrative expenses. The Company believes that Hotel Operating Profit and Hotel Operating Margin are useful measures to investors regarding our operating performance as they help us and investors evaluate aggregate hotel-level profitability, specifically hotel operating efficiency and effectiveness. Further, these measures allow us and our investors to analyze period over period operating margin flow-through (the change in Hotel Operating Profit divided by the change in total hotel revenues).
We define Hotel Operating Profit as the sum of room and other hotel revenues less hotel operating expenses (excluding loss on disposal of assets) and Hotel Operating Margin as the ratio of Hotel Operating Profit divided by total hotel revenues. Hotel Operating Profit and Hotel Operating Margin are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single, consolidated enterprise, which is reflected in the consolidated Company results of operations; therefore, we believe these performance measures are meaningful for the Company only.
The following table provides a reconciliation of room revenues, other hotel revenues and hotel operating expenses (excluding loss on disposal of assets) to Hotel Operating Profit and Hotel Operating Margin for the Company for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Room revenues	$283,137	$283,298
Other hotel revenues	4,421	4,293
Total hotel revenues	287,558	287,591
Hotel operating expenses (1)	142,664	143,421
Hotel Operating Profit	$144,894	$144,170
Hotel Operating Margin	50.4%	50.1%
_________________________________

(1)	Excludes loss on disposal of assets of approximately $2.9 million and $1.6 million, respectively.
As a result of the Portfolio Sale, to facilitate a period-to-period comparison of the Company’s performance, we also present Hotel Operating Profit and Hotel Operating Margin on a Comparable Hotel basis to enable investors to better evaluate our operating performance. The following table provides a reconciliation of room revenues, other hotel revenues and hotel operating expenses (excluding loss on disposal of assets) to Comparable Hotel total revenues, Comparable Hotel operating expenses (excluding loss on disposal of assets), Comparable Hotel Operating Profit and Comparable Hotel Operating Margin for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Room revenues	$283,137	$283,298
Other hotel revenues	4,421	4,293
Total revenues of hotels not owned for entirety of periods presented	—	(16,949)
Comparable Hotel total revenues	287,558	270,642
Hotel operating expenses (1)	142,664	143,421
Hotel operating expenses of hotels not owned for entirety of periods presented	—	(9,817)	(2)
Comparable Hotel operating expenses	142,664	133,604
Comparable Hotel Operating Profit	$144,894	$137,038
Comparable Hotel Operating Margin	50.4%	50.6%
_________________________________

(1)	Excludes loss on disposal of assets of approximately $2.9 million and $1.6 million, respectively.

(2)	Excludes loss on disposal of assets of approximately $0.1 million.
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
Paired Share Income is defined as the sum of net income attributable to common shareholders and noncontrolling interests attributable to Class B common shares of ESH REIT. Adjusted Paired Share Income is defined as Paired Share Income adjusted for items that, net of income taxes, we believe are not reflective of our ongoing or future operating performance. We adjust Paired Share Income for the following items, net of income taxes, and refer to this measure as Adjusted Paired Share Income: debt extinguishment costs, other non-operating (income) expense (including foreign currency transaction gain or loss) and other expenses, such as loss on disposal of assets and transaction costs associated with the sale of hotel properties. With the exception of non-cash equity-based compensation, an ongoing charge, and debt extinguishment costs, these adjustments (other than the effect of income taxes) are the same as those used in the reconciliation of EBITDA to Adjusted EBITDA.
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
The following table provides a reconciliation of net income attributable to common shareholders to Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share for the Company for the three months ended March 31, 2016 and 2015 (in thousands, except per Paired Share data):

	Three Months Ended March 31,
	2016		2015
Net income attributable to common shareholders	$17,046		$21,548
Noncontrolling interests attributable to Class B common shares of ESH REIT	(2,297)		6,308
Paired Share Income	14,749		27,856
Debt extinguishment costs	9,331		—
Other non-operating (income) expense	(677)		1,334
Other expenses	2,356	(1)	1,242	(2)
Adjusted Paired Share Income	$25,759		$30,432

Adjusted Paired Share Income per Paired Share – basic	$0.13		$0.15
Adjusted Paired Share Income per Paired Share – diluted	$0.13		$0.15

Weighted average Paired Shares outstanding – basic	204,310		204,007
Weighted average Paired Shares outstanding – diluted	204,370		204,379
_________________________________

(1)
Includes loss on disposal of assets of approximately $2.9 million pre-tax and transaction costs of approximately $0.2 million pre-tax due to the revision an estimate related to the Portfolio Sale, which total approximately $2.4 million after-tax.

(2)	Includes loss on disposal of assets of approximately $1.6 million pre-tax, which totals approximately $1.2 million after-tax.

Liquidity and Capital Resources
Company Overview
On a consolidated basis, we have historically generated significant cash flow from operations and have financed our ongoing business primarily with existing cash and cash flow generated from operations. We generated cash flow from operations of approximately $82.8 million for the three months ended March 31, 2016. Our current liquidity requirements consist primarily of funds necessary to pay for operating expenses associated with our hotels, recurring maintenance and capital expenditures necessary to maintain our hotels, general and administrative expenses, interest expense, income taxes, Paired Share repurchases, Corporation distributions and required ESH REIT distributions. In addition to recurring maintenance and capital expenditures necessary to maintain our hotels, we are also performing, and expect to continue to perform, renovations to our hotels. See “—Capital Expenditures—Hotel Renovation Program.” We expect to fund our hotel renovation program from a combination of cash on hand, cash flow from operations and/or borrowings under our revolving credit facilities (as described below), as needed. Other long-term liquidity requirements are expected to include the need to (i) obtain funds to acquire, develop or construct additional hotels, (ii) refinance (including prior to or in connection with debt maturity payments) ESH REIT’s 2012 Mortgage Loan and 2025 Notes maturing in December 2019 and May 2025, respectively, and (iii) repay any outstanding amounts under our revolving credit facilities which mature in November 2016, each of which is subject to a one-year extension option. See Note 7 to the unaudited condensed consolidated financial statements of Extended Stay America, Inc. and Note 6 to the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 1 in this combined quarterly report on Form 10-Q. We may seek to refinance our outstanding indebtedness at any time. We cannot assure you that the Corporation and/or ESH REIT will be able to refinance any of its debt on attractive terms at or before maturity, or on commercially reasonable terms or at all, or the timing of any such refinancing.
We expect to meet our long-term liquidity requirements through various sources of capital, including future debt financings or equity issuances by the Corporation and/or ESH REIT, existing working capital and cash flow from operations. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the current and future state of overall equity and credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing or prospective lenders, general market conditions for the lodging industry, our operating performance and liquidity and market perceptions about us. The success of our business strategy will depend, in part, on our ability to access these various capital sources. There can be no assurance that we will be able to raise any such financing on terms acceptable to us or at all.
The Company had cash and cash equivalents of approximately $172.4 million and restricted cash of approximately $186.4 million at March 31, 2016. Based upon the current level of operations, management believes that cash flow from operations, together with our cash balances and available borrowings under our revolving credit facilities, will be adequate to meet our anticipated funding requirements and business objectives for the foreseeable future. We regularly review our capital structure and at any time may refinance or repay existing indebtedness, incur new indebtedness or issue debt or equity securities.
In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program for up to $100 million of Paired Shares. In February 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from $100 million to up to $200 million of Paired Shares. The program expires on December 31, 2016. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice. As of March 31, 2016, the Corporation and ESH REIT repurchased and retired their respective portion of approximately 1.9 million Paired Shares for approximately $28.8 million. Subsequent to March 31, 2016, the Corporation and ESH REIT repurchased and retired their respective portion of approximately 0.8 million additional Paired Shares for approximately $13.3 million.
In December 2015, the Board of Directors of ESH REIT declared a special cash distribution of $0.19 per Class A and Class B common share, totaling $86.5 million, $38.9 million of which was payable to holders of Paired Shares.  Additionally, the Board of Directors of the Corporation declared a special cash distribution of $0.06 per common share, totaling $12.3 million.  These distributions, which totaled $0.25 per Paired Share, were paid in January 2016.
In March 2016, ESH REIT issued $800.0 million of additional 2025 Notes at 98.5% of par value. ESH REIT received net proceeds, including accrued interest, of approximately $788.7 million, which, together with cash on hand, were used to fully repay the balance of approximately $366.5 million outstanding under its 2014 Term Loan and repay approximately $433.5 million of the outstanding balance under its 2012 Mortgage Loan.
On April 26, 2016, the Board of Directors of ESH REIT declared a cash distribution of $0.15 per Class A and Class B common share for the first quarter of 2016. Additionally, the Board of Directors of the Corporation declared a cash distribution of $0.04 per common share for the first quarter of 2016. These distributions, which total $0.19 per Paired Share, are payable on May 24, 2016 to shareholders of record as of May 10, 2016.
In the future, we intend to maintain or slightly increase our current distribution of $0.19 per Paired Share per quarter unless our consolidated results of operations, net income, Adjusted EBITDA, liquidity, cash flows, financial condition or prospects, economic conditions or other factors differ materially from our current assumptions.  We intend to make a significant portion of our expected distributions in respect of the Class B common stock of ESH REIT.  In the event distributions in respect of the Class B common stock of ESH REIT are not sufficient to meet our expected Paired Share distributions and/or additional tax efficiency opportunities exist, the expected Paired Share distributions may be completed through distributions in respect of the common stock of the Corporation using funds distributed to the Corporation in respect of the Class A common stock of ESH REIT, after allowance for tax, if any, on those funds. See “Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Distribution Policies” in our combined annual report on Form 10-K filed with the SEC on February 23, 2016 for a description of our distribution policies.

The Corporation
The Corporation’s primary source of liquidity is distribution income it receives in respect of its ownership of approximately 55% of the common stock of ESH REIT. Other sources of liquidity include income from the operations of the Operating Lessees, ESA Management and ESH Strategies.
The Corporation has accumulated, and we expect that it will continue to accumulate, cash. We expect that it will continue to distribute cash to its common shareholders, and that over time it will return cash to ESH REIT in order to fund the renovation, acquisition, development or construction of new hotels, the repayment of debt and for other corporate purposes. The Corporation may transfer cash to ESH REIT through the purchase of additional shares of Class A common stock, which would increase its ownership of ESH REIT and reduce the Company’s overall tax efficiency. The Corporation may also lend funds to ESH REIT through the execution of an unsecured intercompany credit facility, subject to the conditions contained in the ESH REIT Revolving Credit Facility and the 2025 Notes. The covenants of any such unsecured intercompany credit facility would be expected to be customary for similar debt securities in light of then-prevailing market conditions. Entering into an unsecured intercompany credit facility and the terms of such credit facility are subject to a number of factors, and we may not enter into an intercompany credit facility at all. The Corporation’s long-term liquidity requirements will also include the repayment of any outstanding amounts under, or refinancing of, the Corporation Revolving Credit Facility which matures in November 2016, subject to a one-year extension. See Note 7 to the unaudited condensed consolidated financial statements of Extended Stay America, Inc., which is included in Item 1 in this combined quarterly report on Form 10-Q.
The Corporation is expected to continue to pay distributions on its common stock to meet a portion of our expected distribution rate on our Paired Shares. The Corporation's ability to pay distributions is dependent upon its consolidated results of operations, net income, liquidity, cash flows, financial condition or prospects, economic conditions, the ability to effectively execute certain tax planning strategies, compliance with applicable law, the receipt by the Corporation of distributions from ESH REIT in respect of the Class A common stock, level of indebtedness, capital requirements, contractual restrictions, restrictions in any existing and future debt agreements of the Corporation and ESH REIT and other factors. The payment of distributions in the future will be at the discretion of the Corporation’s Board of Directors.
Based upon the current level of operations, management believes that the Corporation’s cash position, cash flow from operations and available borrowings under the Corporation Revolving Credit Facility will be adequate to meet all of the Corporation’s funding requirements and business objectives for the foreseeable future.
ESH REIT
ESH REIT’s primary source of liquidity is rental revenues derived from contractual lease arrangements with the Operating Lessees. ESH REIT’s primary uses of liquidity are fixed costs associated with ownership of the hotel properties, including interest expense, scheduled principal payments (including debt maturity payments) on its outstanding indebtedness, real estate tax expense, property insurance premium and claims expense, capital expenditures, including those capital expenditures related to our hotel renovation program, and the payment of distributions. Other long-term liquidity requirements are expected to include the need to obtain funds to acquire, develop or construct additional hotels. In order to qualify and maintain its status as a REIT, ESH REIT must distribute annually to its shareholders an amount at least equal to:

•	90% of its REIT taxable income, computed without regard to the deduction for dividends paid and excluding any net capital gain; plus

•	90% of the excess of its net income, if any, from foreclosure property over the tax imposed on such income by the Code; less

•	the sum of certain items of non-cash income that exceeds a percentage of ESH REIT’s income.
ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency, including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. Accordingly, ESH REIT expects to distribute approximately 100% of its taxable income for the foreseeable future. ESH REIT is subject to income tax on its taxable income that is not distributed and to an excise tax to the extent that certain percentages of its taxable income are not distributed by specified dates.
To the extent distributions in respect of the Class B common stock of ESH REIT are not sufficient to meet our expected Paired Share distributions, expected Paired Share distributions are expected to be completed through distributions in respect of the common stock of the Corporation using funds distributed to the Corporation in respect of the Class A common stock of ESH REIT, after allowance for tax, if any, on those funds.

Due to REIT distribution requirements, ESH REIT has historically not accumulated significant amounts of cash. As a result, and as discussed above, we expect that ESH REIT will need to refinance all or a portion of its debt, including the 2012 Mortgage Loan and the 2025 Notes, on or before maturity. ESH REIT’s long-term liquidity requirements will also include the repayment of any outstanding amounts under the ESH REIT Revolving Credit Facility which matures in November 2016, subject to a one-year extension. See Note 6 to the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., which is included in Item 1 in this combined quarterly report on Form 10-Q. We cannot assure you that ESH REIT will be able to refinance any of its debt on attractive terms at or before maturity, on commercially reasonable terms or at all.
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
Comparison of Three Months Ended March 31, 2016 and March 31, 2015
We had unrestricted cash and cash equivalents of approximately $172.4 million and $71.9 million at March 31, 2016 and 2015, respectively. The following table summarizes the changes in our cash and cash equivalents as a result of operating, investing and financing activities for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015	Change ($)
Cash provided by (used in):
Operating activities	$82,774	$102,690	$(19,916)
Investing activities	(156,282)	(136,743)	(19,539)
Financing activities	(127,314)	(15,426)	(111,888)
Effects of changes in exchange rate on cash and cash equivalents	13	43	(30)
Net decrease in cash and cash equivalents	$(200,809)	$(49,436)	$(151,373)
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled approximately $82.8 million for the three months ended March 31, 2016 compared to approximately $102.7 million for the three months ended March 31, 2015, a decrease of approximately $19.9 million. Cash flows provided by operating activities decreased during the three months ended March 31, 2016 mainly due to the Portfolio Sale that was completed in December 2015 and an increase in interest expense, which included a $3.7 million prepayment penalty in connection with the full prepayment of ESH REIT's 2014 Term Loan. The decreases were partially offset by the positive impact related to improved Comparable Hotel operating performance, specifically a 5.0% increase in RevPAR for these hotels.
Cash Flows used in Investing Activities
Cash flows used in investing activities totaled approximately $156.3 million for the three months ended March 31, 2016 compared to cash flows used in investing activities of approximately $136.7 million for the three months ended March 31, 2015, an increase of approximately $19.5 million. Cash flows used in investing activities increased during the three months ended March 31, 2016, primarily due to higher purchases of property and equipment due to increased hotel renovation activity. The increased hotel renovation activity is evidenced by the fact that approximately 122,000 room nights were displaced from renovation during the three months ended March 31, 2016 compared to approximately 76,000 room nights displaced from renovation during the three months ended March 31, 2015.
Cash Flows used in Financing Activities
Cash flows used in financing activities totaled approximately $127.3 million for the three months ended March 31, 2016 compared to approximately $15.4 million for the three months ended March 31, 2015, an increase of approximately $111.9 million. Cash flows used in financing activities increased primarily due to an increase in distributions paid to holders of Paired Shares of approximately $55.4 million as a result of the special cash distribution paid in January 2016, as well as an increase in net loan repayments of approximately $26.7 million. During the three months ended March 31, 2016, ESH REIT issued $800.0 million of additional 2025 Notes at 98.5% of par value for gross proceeds, including accrued interest, of approximately $804.0 million which, together with cash on hand, was used to fully repay the 2014 Term Loan ($366.5 million), partially repay the 2012 Mortgage Loan ($433.5 million) and pay deferred financing costs of approximately $14.2 million. During the three months ended March 31, 2015, ESH REIT received proceeds of $25.0 million from draws on the ESH REIT Revolving Credit Facility and made a mandatory prepayment of approximately $8.5 million on the 2014 Term Loan. Additionally, approximately $28.8 million was used to repurchase Paired Shares during the three months ended March 31, 2016 as a result of the combined Paired Share repurchase program that was authorized in December 2015.
Sources and Uses of Cash – ESH REIT
The following cash flow table and comparisons are provided for ESH REIT:
Comparison of Three Months Ended March 31, 2016 and March 31, 2015
ESH REIT had unrestricted cash and cash equivalents of approximately $42.3 million and $11.5 million at March 31, 2016 and 2015, respectively. The following table summarizes the changes in ESH REIT’s cash and cash equivalents as a result of operating, investing and financing activities for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015	Change ($)
Cash provided by (used in):
Operating activities	$39,035	$49,242	$(10,207)
Investing activities	(154,725)	(135,031)	(19,694)
Financing activities	(65,248)	63,464	(128,712)
Net decrease in cash and cash equivalents	$(180,938)	$(22,325)	$(158,613)
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled approximately $39.0 million for the three months ended March 31, 2016 compared to approximately $49.2 million for the three months ended March 31, 2015, a decrease of approximately $10.2 million. Cash flows provided by operating activities decreased due to the sale of the portfolio of 53 hotels that was completed in December 2015.  This decrease was partially offset by increases in cash flows provided by operating activities due to an increase in rental revenues collected from the Operating Lessees (on a Comparable Hotel basis) and management of short-term working capital.
Cash Flows used in Investing Activities
Cash flows used in investing activities totaled approximately $154.7 million for the three months ended March 31, 2016 compared to cash flows used in investing activities of approximately $135.0 million for the three months ended March 31, 2015. Cash flows used in investing activities increased during the three months ended March 31, 2016, primarily due to higher purchases of property and equipment due to increased hotel renovation activity. The increased hotel renovation activity is evidenced by the fact that approximately 122,000 room nights were displaced from renovation during the three months ended March 31, 2016 compared to approximately 76,000 room nights displaced from renovation during the three months ended March 31, 2015.
Cash Flows (used in) provided by Financing Activities
Cash flows used in financing activities totaled approximately $65.2 million for the three months ended March 31, 2016 compared to cash flows provided by financing activities of approximately $63.5 million for the three months ended March 31, 2015, an increase in cash used in financing activities of approximately $128.7 million. Cash flows used in financing activities increased primarily due to an increase in distributions paid to holders of Class A and Class B common shares of approximately $86.7 million as a result of the special cash distribution paid in January 2016, as well as an increase in net loan repayments of approximately $26.7 million. During the three months ended March 31, 2016, ESH REIT issued $800.0 million of additional 2025 Notes at 98.5% of par value for gross proceeds, including accrued interest, of approximately $804.0 million which, together with cash on hand, was used to fully repay the 2014 Term Loan ($366.5 million), partially repay the 2012 Mortgage Loan ($433.5 million) and pay deferred financing costs of approximately $14.2 million. During the three months ended March

31, 2015, ESH REIT received proceeds of $25.0 million from draws on the ESH REIT Revolving Credit Facility and made a mandatory prepayment of approximately $8.5 million on the 2014 Term Loan. Additionally, approximately $11.4 million was used to repurchase shares of Class B common stock during the three months ended March 31, 2016 as a result of the combined Paired Share repurchase program that was authorized in December 2015.

Capital Expenditures
We maintain each of our hotels in good repair and condition and in conformity with applicable laws and regulations. The cost of all improvements and significant alterations are generally made with cash flows from operations. During the three months ended March 31, 2016 and 2015, we incurred capital expenditures of approximately $56.9 million and $34.2 million, respectively. These capital expenditures were primarily made as a result of our hotel renovation program, which remains ongoing. Funding for future capital expenditures is expected to be provided primarily from cash flows from operations or, to the extent necessary, the Corporation or ESH REIT Revolving Credit Facilities. In 2016, we expect to incur capital expenditures between $240.0 million and $260.0 million, including the amounts spent in the first quarter.
Hotel Renovation Program
Since 2011, we have been performing a significant number of hotel renovations and have been executing a phased capital investment program across our portfolio in order to seek to drive increases in ADR and incremental market share gains. We have developed a methodology for selecting specific hotels for our renovation program by evaluating potential returns based on multiple market and property specific variables. Prior to undertaking capital investment at a hotel, management determines whether, in its view, the investment is likely to result in incremental revenues and profits and achieve a return on investment that management believes would meet our return criteria.
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
We have undertaken our hotel renovation program in phases. As of March 31, 2016, we have substantially completed renovations at 495 hotels, with total incurred costs of approximately $488.5 million. Also, as of March 31, 2016, we are in the process of implementing renovations at an additional 24 hotels and will begin renovations at an additional 12 hotels during the second quarter of 2016, with combined estimated total costs of approximately $41.7 million. Renovations for all remaining Extended Stay America-branded hotels are expected to be completed by early 2017, with estimated total costs of approximately $113.5 million.
Our Indebtedness
As of March 31, 2016, the Company’s total indebtedness, including mandatorily redeemable preferred stock, was approximately $2.8 billion, which includes ESH REIT indebtedness of approximately $2.7 billion. For a detailed discussion of our indebtedness during the periods presented, see Notes 7 and 8 to the unaudited condensed consolidated financial statements of Extended Stay America, Inc. and Note 6 to the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 1 in this combined quarterly report on Form 10-Q.

Off-Balance Sheet Arrangements
Neither the Corporation nor ESH REIT have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. See Note 11 to the unaudited condensed consolidated financial statements of Extended Stay America, Inc. and Note 9 to the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 1 in this combined quarterly report on Form 10-Q, for additional information with respect to lease commitments.

Critical Accounting Policies
Our discussion and analysis of our historical financial condition and results of operations is based on the Company’s and ESH REIT’s historical unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ significantly from these estimates and assumptions. We believe the following accounting policies, which are described in detail in Note 2 to each of the consolidated and combined financial statements of Extended Stay America, Inc. and the consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 8 in our combined annual report on Form 10-K filed with the SEC on February 23, 2016, require material subjective or complex judgments and have the most significant impact on the Company’s and ESH REIT’s financial condition and results of operations: property and equipment, goodwill, revenue recognition, income taxes, equity-based compensation and investments. We evaluate estimates, assumptions and judgments on an ongoing basis, based on information that is then available to us, our experience and various matters that we believe are reasonable and appropriate for consideration under the circumstances.

Recent Accounting Pronouncements
For discussion of recently issued accounting standards, see Note 2 to each of the unaudited condensed consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., both of which are included in Item 1 in this combined quarterly report on Form 10-Q.

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
The Corporation
As of March 31, 2016, the Corporation had minimal exposure to market risk from changes in interest rates because it had no variable rate debt as there were no outstanding amounts drawn on the Corporation Revolving Credit Facility. The Corporation’s exposure to market risk from changes in interest rates will increase in future periods should the Corporation incur variable rate debt, including draws on the Corporation Revolving Credit Facility.
ESH REIT
As of March 31, 2016, ESH REIT had minimal exposure to market risk from changes in interest rates because it had no variable rate debt as there were no outstanding amounts drawn on the ESH REIT Revolving Credit Facility. ESH REIT’s exposure to market risk from changes in interest rates will increase in future periods should ESH REIT incur variable rate debt, including draws on the ESH REIT Revolving Credit Facility.
As of March 31, 2016, less than 1.5% of the book value of ESH REIT’s hotels are owned outside the United States. ESH REIT has exposure to market risk from changes in foreign currency exchange rates for its Canadian hotels. A fluctuation of 1.0% in the exchange rate between the U.S. dollar and the Canadian dollar would result in a foreign currency transaction gain or loss of approximately $0.1 million.

Item 4. Controls and Procedures
Controls and Procedures (Extended Stay America, Inc.)
Disclosure Controls and Procedures
As of March 31, 2016, Extended Stay America, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of Extended Stay America, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of Extended Stay America, Inc. concluded that the disclosure controls and procedures of Extended Stay America, Inc. were effective to ensure that information required to be disclosed in the reports that Extended Stay America, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of Extended Stay America, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Controls and Procedures (ESH Hospitality, Inc.)
Disclosure Controls and Procedures
As of March 31, 2016, ESH Hospitality, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of ESH Hospitality, Inc., as defined in Exchange Act Rule 13a-15(e).

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are from time to time subject to various claims and lawsuits incidental to our business. In the opinion of management, these claims and suits, individually or in the aggregate, will not have a material adverse effect on the Company’s unaudited condensed consolidated financial statements, results of operations or liquidity or on ESH REIT’s unaudited condensed consolidated financial statements, results of operations or liquidity.

Item 1A. Risk Factors
There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the combined annual report on Form 10-K filed with the SEC on February 23, 2016, which is accessible on the SEC’s website at www.sec.gov.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuers and Affiliated Purchasers
The following table sets forth all purchases made by or on behalf of the Corporation and ESH REIT or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of Paired Shares during each month in the first quarter of 2016.

Period	Total number of Paired Shares purchased (1)	Average price paid per Paired Share (2)	Total number of Paired Shares purchased as part of publicly announced program	Maximum dollar value that may yet be purchased under the program(3)
January 1 - January 31, 2016	—	$—	—	$100,000,000
February 1 - February 29, 2016	125,000	$14.01	125,000	$198,248,750
March 1 - March 31, 2016	1,791,183	$15.09	1,791,183	$171,219,799
Total	1,916,183	$15.02	1,916,183	$171,219,799
_________________________________

(1)	Represents an equal number of Corporation common shares and ESH REIT Class B common shares, which were paired together on a one-for-one basis to form Paired Shares.

(2)
In the aggregate, the Corporation and ESH REIT paid approximately $17.4 million and $11.4 million, respectively, for their respective portion of the Paired Shares that were repurchased and retired during the three months ended March 31, 2016.

(3)
In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program for up to $100 million of Paired Shares. In February 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from $100 million to up to $200 million of Paired Shares. The program expires on December 31, 2016. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice.

Subsequent to March 31, 2016, the Corporation and ESH REIT repurchased and retired their respective portion of approximately 0.8 million additional Paired Shares for approximately $13.3 million.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”), which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed, and/or provided to Blackstone, by Hilton Worldwide Holdings Inc., which may be considered the Company’s affiliate.

Item 6. Exhibits

	Exhibit No.	Description
4.1
First Supplemental Indenture, dated March 18, 2016, by and among ESH Hospitality, Inc., certain subsidiaries of ESH Hospitality, Inc. and Deutsche Bank Trust Company Americas (filed as Exhibit 4.2 to the Registrants' Current Report on Form 8-K (File No. 001-36190) filed March 18, 2016, and incorporated herein by reference).

10.1
Eighth Amendment to Lease Agreement, dated as of February 22, 2016, by and between ESA P Portfolio L.L.C., ESA P Portfolio MD Trust, and ESH/TN Properties L.L.C., individually and collectively as Landlord, and ESA P Portfolio Operating Lessee LLC, as Tenant (filed as Exhibit 10.20.8 to the Registrants’ Annual Report on Form 10-K (File No. 001-36190) filed February 23, 2016, and incorporated herein by reference).

10.2
Third Amendment to Lease Agreement, dated as of February 22, 2016, by and between ESA Canada Administrator L.L.C., as Landlord, ESA Canada Properties Trust, as Beneficial Owner, and ESA Canada Operating Lessee ULC, as Tenant (filed as Exhibit 10.21.3 to the Registrants’ Annual Report on Form 10-K (File No. 001-36190) filed February 23, 2016, and incorporated herein by reference).

10.3
Second Amendment to Lease Agreement, dated as of February 22, 2016, by and between ESA UD Properties L.L.C., as Landlord, and ESA 2007 Operating Lessee Inc., as Tenant (filed as Exhibit 10.22.2 to the Registrants’ Annual Report on Form 10-K (File No. 001-36190) filed February 23, 2016, and incorporated herein by reference).

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

EXTENDED STAY AMERICA, INC.

Date: April 26, 2016	By:	/s/ Gerardo I. Lopez
Gerardo I. Lopez
President and Chief Executive Officer

Date: April 26, 2016	By:	/s/ Jonathan S. Halkyard
Jonathan S. Halkyard
Chief Financial Officer

ESH HOSPITALITY, INC.

Date: April 26, 2016	By:	/s/ Gerardo I. Lopez
Gerardo I. Lopez
President and Chief Executive Officer

Date: April 26, 2016	By:	/s/ Jonathan S. Halkyard
Jonathan S. Halkyard
Chief Financial Officer