Form 10-Q
period 2016-06-30
Extended Stay America, Inc.; ESH Hospitality, Inc.
filed 2016-07-28
CIK 1581164, 1507563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
200,708,399 shares of common stock, par value $0.01 per share, of Extended Stay America, Inc., which are attached to and traded together with 200,708,399 shares of Class B common stock, par value $0.01 per share, of ESH Hospitality, Inc., and 250,493,583 shares of Class A common stock, par value $0.01 per share, of ESH Hospitality, Inc., were all outstanding as of July 25, 2016.

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
Statements herein regarding our ongoing hotel renovation program, our ability to meet our debt service obligations, our future capital expenditures, our distribution policies, growth opportunities, anticipated benefits or use of proceeds from any dispositions, our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position and our business outlook, business trends and other information referred to under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include forward-looking statements. When used in this combined quarterly report on Form 10-Q, the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “will,” “look forward to” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this combined quarterly report on Form 10-Q. Such risks, uncertainties and other important factors include, but are not limited to:

•	failure to successfully implement our business strategies, including our hotel renovation program, growth initiatives, asset repositionings and asset sales;

•	changes in U.S. general and local economic activity and the impact of these changes on consumer demand for lodging and related services in general and for extended stay lodging in particular;

•	levels of spending in the business, travel and leisure industries, as well as consumer confidence;

•	increased competition, including the over-building of hotels in our markets and new sources of potential competition such as sharing platforms;

•	fluctuations in the supply and demand for hotel rooms;

•	changes in the tastes and preferences of our customers;

•	the seasonal and cyclical nature of the real estate and lodging businesses;

•	interruptions in transportation systems, which may result in reduced business or leisure travel;

•	events beyond our control, such as war, terrorist attacks, travel-related health concerns, natural disasters and severe weather;

•	our ability to implement our business or growth strategies profitably;

•	the availability of capital for reinvestments, including future hotel renovation, construction, development and/or acquisition;

•	our ability to integrate and successfully operate any hotel properties acquired, developed or built in the future and the risks associated with these hotel properties;

•	the high fixed cost of hotel operations;

•	our ability to retain the services of certain members of our management and to recruit qualified talent for new positions;

•	incidents or adverse publicity concerning our hotels or other extended stay hotels;

•	decreases in brand loyalty due to increasing use of internet reservation channels;

•	changes in distribution arrangements, such as those with internet travel intermediaries;

•	our ability to keep pace with improvements in technology utilized for reservations systems and other operating systems, including technology used in the delivery of guest services;

•	the occurrence of cybersecurity incidents;

•	our ability to protect our trademarks and other intellectual property;

•	the ability of ESH REIT to qualify, and remain qualified, as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”);

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

•	our relationships with associates and changes in labor and employment laws;

•	the cost of compliance with and liabilities under environmental, health and safety laws;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	changes in local market or neighborhood conditions which may diminish the value of real property;

•	our geographic concentration in California, Texas, Florida and Illinois, which collectively account for approximately 38.2% of our rooms;

•	increases in interest rates, hotel operating costs or other costs we incur in connection with operating our business;

•	our substantial indebtedness and debt service obligations, including material increases in our cost of borrowing, and our ability to refinance debt before or upon maturity;

•	our ability to access credit or capital markets;

•	rating agency downgrades or withdrawals;

•	inadequate insurance coverage;

•	adverse litigation judgments or settlements; and

•	our status as a “controlled company.”
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

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2016 AND DECEMBER 31, 2015
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $877,897 and $781,929	$3,913,762	$3,921,341
RESTRICTED CASH	190,080	84,416
CASH AND CASH EQUIVALENTS	137,104	373,239
INTANGIBLE ASSETS - Net of accumulated amortization of $7,680 and $7,010	29,053	29,723
GOODWILL	53,531	53,531
ACCOUNTS RECEIVABLE - Net of allowance for doubtful accounts of $2,004 and $2,413	25,425	18,164
DEFERRED TAX ASSETS	12,418	—
OTHER ASSETS	45,213	48,486
TOTAL ASSETS	$4,406,586	$4,528,900
LIABILITIES AND EQUITY
LIABILITIES:
Mortgage loan payable - Net of unamortized deferred financing costs of $13,460 and $19,536	$1,484,160	$1,911,621
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $36,550 and $10,756	1,263,450	489,244
Term loan facility payable - Net of unamortized deferred financing costs and debt discount of $0 and $4,940	—	361,523
Mandatorily redeemable preferred stock - $0.01 par value, $1,000 redemption value, 8.0%, 350,000,000 shares authorized, 21,202 shares issued and outstanding	21,202	21,202
Accounts payable and accrued liabilities	200,597	243,969
Deferred tax liabilities	469	12,984
Total liabilities	2,969,878	3,040,543
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY:
Common stock - $0.01 par value, 3,500,000,000 shares authorized, 200,814,546 and 204,593,912 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	2,011	2,049
Additional paid in capital	780,084	784,194
Retained earnings	130,830	102,184
Accumulated other comprehensive loss	(7,436)	(8,754)
Total Extended Stay America, Inc. shareholders’ equity	905,489	879,673
Noncontrolling interests	531,219	608,684
Total equity	1,436,708	1,488,357
TOTAL LIABILITIES AND EQUITY	$4,406,586	$4,528,900

See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES:
Room revenues	$327,833	$335,384	$610,970	$618,682
Other hotel revenues	4,956	4,927	9,377	9,220
Total revenues	332,789	340,311	620,347	627,902
OPERATING EXPENSES:
Hotel operating expenses	149,078	146,499	294,638	291,494
General and administrative expenses	23,988	26,036	48,940	49,536
Depreciation and amortization	55,011	50,529	108,319	99,712
Total operating expenses	228,077	223,064	451,897	440,742
OTHER INCOME	—	38	18	41
INCOME FROM OPERATIONS	104,712	117,285	168,468	187,201
OTHER NON-OPERATING EXPENSE (INCOME)	114	(873)	(764)	892
INTEREST EXPENSE, NET	35,764	35,501	82,749	66,818
INCOME BEFORE INCOME TAX EXPENSE	68,834	82,657	86,483	119,491
INCOME TAX EXPENSE	7,448	17,852	10,344	26,826
NET INCOME	61,386	64,805	76,139	92,665
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(657)	(6,822)	1,636	(13,134)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$60,729	$57,983	$77,775	$79,531
NET INCOME PER COMMON SHARE:
Basic	$0.30	$0.28	$0.38	$0.39
Diluted	$0.30	$0.28	$0.38	$0.39
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	201,600	204,227	202,955	204,117
Diluted	201,689	204,553	203,029	204,465
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
NET INCOME	$61,386	$64,805	$76,139	$92,665
FOREIGN CURRENCY TRANSLATION GAIN (LOSS), NET OF TAX OF $824, $0, $824 AND $0	(686)	951	2,672	(1,614)
COMPREHENSIVE INCOME	60,700	65,756	78,811	91,051
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(675)	(7,096)	282	(11,910)
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$60,025	$58,660	$79,093	$79,141
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(In thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - January 1, 2015	204,517	$2,048	$779,447	$13,833	$(5,810)	$789,518	$599,799	$1,389,317
Net income	—	—	—	79,531	—	79,531	13,134	92,665
Foreign currency translation loss, net of tax	—	—	—	—	(390)	(390)	(1,224)	(1,614)
Corporation common distributions - $0.04 per common share	—	—	—	(4,101)	—	(4,101)	—	(4,101)
ESH REIT common distributions - $0.30 per Class B common share	—	—	—	—	—	—	(61,474)	(61,474)
ESH REIT preferred distributions	—	—	—	—	—	—	(8)	(8)
Equity-based compensation	87	1	1,590	—	—	1,591	2,223	3,814
BALANCE - June 30, 2015	204,604	$2,049	$781,037	$89,263	$(6,200)	$866,149	$552,450	$1,418,599

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - January 1, 2016	204,594	$2,049	$784,194	$102,184	$(8,754)	$879,673	$608,684	$1,488,357
Net income (loss)	—	—	—	77,775	—	77,775	(1,636)	76,139
Foreign currency translation gain, net of tax	—	—	—	—	1,318	1,318	1,354	2,672
Issuance of common stock	1	—	6	—	—	6	—	6
Repurchase of common stock	(3,979)	(40)	—	(36,880)	—	(36,920)	(23,436)	(60,356)
Corporation common distributions - $0.06 per common share	—	—	—	(12,249)	—	(12,249)	—	(12,249)
ESH REIT common distributions - $0.30 per Class B common share	—	—	—	—	—	—	(61,401)	(61,401)
ESH REIT preferred distributions	—	—	—	—	—	—	(8)	(8)
Adjustment to noncontrolling interest for change in ownership of ESH REIT	—	—	(5,597)	—	—	(5,597)	5,597	—
Equity-based compensation	199	2	1,481	—	—	1,483	2,065	3,548
BALANCE - June 30, 2016	200,815	$2,011	$780,084	$130,830	$(7,436)	$905,489	$531,219	$1,436,708
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$76,139	$92,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	107,649	99,025
Amortization of intangible assets	670	687
Foreign currency transaction (gain) loss	(764)	1,066
Amortization and write-off of deferred financing costs and debt discount	13,816	6,864
Amortization of above-market ground leases	(68)	(68)
Loss on disposal of property and equipment	5,001	2,039
Equity-based compensation	5,619	4,919
Deferred income tax benefit	(25,757)	(5,426)
Changes in assets and liabilities:
Accounts receivable, net	(7,233)	(10,061)
Other assets	269	(4,900)
Accounts payable and accrued liabilities	14,879	36,466
Net cash provided by operating activities	190,220	223,276
INVESTING ACTIVITIES:
Purchases of property and equipment	(109,949)	(74,083)
Proceeds from asset dispositions, net	—	852
Increase in restricted cash and insurance collateral	(105,490)	(118,465)
Proceeds from insurance recoveries	2,716	1,994
Net cash used in investing activities	(212,723)	(189,702)
FINANCING ACTIVITIES:
Principal payments on mortgage loan	(433,537)	(500,777)
Principal payments on term loan facility	(366,463)	(8,537)
Proceeds from senior notes, net of debt discount	788,000	500,000
Proceeds from revolving credit facilities	—	65,000
Payments on revolving credit facilities	—	(65,000)
Payments of deferred financing costs	(14,717)	(10,677)
Tax withholdings related to restricted stock unit settlements	(2,071)	(1,105)
Issuance of common stock	6	—
Repurchase of common stock	(60,356)	—
Corporation common distributions	(24,459)	(4,091)
ESH REIT common distributions	(100,050)	(61,459)
ESH REIT preferred distributions	(8)	(8)
Net cash used in financing activities	(213,655)	(86,654)
CHANGES IN CASH AND CASH EQUIVALENTS DUE TO CHANGES IN FOREIGN CURRENCY EXCHANGE RATES	23	(39)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(236,135)	(53,119)
CASH AND CASH EQUIVALENTS - Beginning of period	373,239	121,324
CASH AND CASH EQUIVALENTS - End of period	$137,104	$68,205
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties	$53,664	$44,911
Cash payments for income taxes, net of refunds of $665 and $91	$42,385	$34,706
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable and accrued liabilities	$16,142	$18,623
Deferred financing costs included in accounts payable and accrued liabilities	$524	$799
Corporation common distributions included in accounts payable and accrued liabilities	$199	$10
ESH REIT common distributions included in accounts payable and accrued liabilities	$1,084	$282
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2016 AND DECEMBER 31, 2015 AND FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2016 AND 2015
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
As of June 30, 2016 and December 31, 2015, the Company owned and operated 626 hotel properties in 44 U.S. states, consisting of approximately 68,900 rooms, and three hotels in Canada consisting of 500 rooms. The hotel properties are owned by wholly-owned subsidiaries of ESH REIT and are operated by wholly-owned subsidiaries of the Corporation (the “Operating Lessees”) pursuant to leases between ESH REIT and the Operating Lessees. The hotels are managed by ESA Management LLC (“ESA Management”), a wholly-owned subsidiary of the Corporation. The substantial majority of the hotels are operated under the core brand, Extended Stay America. The three hotels in Canada are operated under the brand Extended Stay Canada. The brands are owned by ESH Hospitality Strategies LLC (“ESH Strategies”), also a wholly-owned subsidiary of the Corporation.
In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program for up to $100 million of Paired Shares. In February 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from $100 million to up to $200 million of Paired Shares. The program expires on December 31, 2016. Repurchases may be made at management's discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice. As of June 30, 2016, the Corporation and ESH REIT repurchased and retired approximately 4.0 million Corporation common shares and approximately 4.0 million ESH REIT Class B common shares, respectively, for approximately $37.0 million and $23.4 million, respectively.
As of June 30, 2016, the Corporation had approximately 200.8 million shares of common stock outstanding, approximately 35.8% of which were owned by the public and approximately 64.2% of which were owned by Centerbridge Partners, L.P., Paulson & Co. Inc. and the Blackstone Group, L.P. and their affiliates (collectively, the “Sponsors”) and senior management, including certain directors.  As of June 30, 2016, ESH REIT’s common equity consisted of the following: (i) approximately 250.5 million shares of Class A common stock outstanding (approximately 55% of its common equity), all of which were owned by the Corporation, and (ii) approximately 200.8 million shares of Class B common stock outstanding (approximately 45% of its common equity), approximately 35.8% of which were owned by the public and approximately 64.2% of which were owned by the Sponsors and senior management, including certain directors.  As discussed above, each share of ESH REIT Class B common stock is attached to, and trades as a single unit with, one share of Corporation common stock (collectively, this single unit is referred to as a “Paired Share”).

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

Basis of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”), and include the financial position, results of operations, comprehensive income, changes in equity and cash flows of the Corporation and its consolidated subsidiaries.  Third party equity interests in consolidated subsidiaries are presented as noncontrolling interests.  Despite the fact that each share of Corporation common stock is paired on a one-for-one basis with each share of ESH REIT Class B common stock, the Corporation does not own the ESH REIT Class B common stock; therefore, ESH REIT Class B common stock represents a third party equity interest.  As such, the rights associated with the ESH REIT Class B common stock, along with other third party equity interests in ESH REIT, which include 125 shares of preferred stock, are presented as noncontrolling interests in the accompanying unaudited condensed consolidated financial statements.  Changes in ownership interests in a consolidated subsidiary that do not result in a loss of control are accounted for as equity transactions. All intercompany accounts and transactions have been eliminated.

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
The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of June 30, 2016, the results of the Company’s operations and comprehensive income for the three and six months ended June 30, 2016 and 2015 and changes in equity and cash flows for the six months ended June 30, 2016 and 2015. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations, including the impact of our hotel renovation program.
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
To the extent that a hotel property is impaired, the excess carrying amount of each hotel property over its estimated fair value is recognized as an impairment charge and reduces income from operations. Fair value is determined based upon the discounted cash flows of the hotel property, quoted market prices or independent appraisals, as considered necessary. No impairment charges were recognized during the six months ended June 30, 2016 or 2015 (see Note 5). The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, then an impairment charge to reduce the carrying value of a hotel property could occur in a future period in which conditions change.

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
Leases— In February 2016, the FASB issued an accounting standards update which introduces a lessee model that requires a right-of-use asset and lease obligation to be presented on the balance sheet for all leases, whether operating or financing. The update eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. The update also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. This update will be effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and must be applied using a modified retrospective approach, which will require adjustment to all comparative periods presented. The adoption of this update will require the recognition of a right-of-use asset and a lease obligation for the Company’s ground leases and office lease (see Note 11). As of June 30, 2016, the future minimum lease payments under these operating leases totaled approximately $95.6 million.
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
The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Numerator:
Net income available to common shareholders - basic	$60,729	$57,983	$77,775	$79,531
Less amounts available to noncontrolling interests assuming conversion	—	(6)	—	(12)
Net income available to common shareholders - diluted	$60,729	$57,977	$77,775	$79,519
Denominator:
Weighted-average number of common shares outstanding - basic	201,600	204,227	202,955	204,117
Dilutive securities	89	326	74	348
Weighted-average number of common shares outstanding - diluted	201,689	204,553	203,029	204,465
Net income per common share - basic	$0.30	$0.28	$0.38	$0.39
Net income per share common share - diluted	$0.30	$0.28	$0.38	$0.39

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
During the three and six months ended June 30, 2015, these hotel properties contributed total room and other hotel revenues, total operating expenses and income before income tax expense as follows (in thousands):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Total room and other hotel revenues	$18,428	$35,377
Total operating expenses	11,943	23,736
Income before income tax expense(1)	5,528	9,761
_________________________________

(1)	The only interest expense included is related to approximately $86.1 million of ESH REIT's 2012 Mortgage Loan (as defined in Note 7) repaid in conjunction with the Portfolio Sale.

5. PROPERTY AND EQUIPMENT
Net investment in property and equipment as of June 30, 2016 and December 31, 2015, consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Hotel properties:
Land and site improvements	$1,299,815	$1,296,918
Building and improvements	2,901,286	2,859,227
Furniture, fixtures and equipment	568,149	522,617
Total hotel properties	4,769,250	4,678,762
Corporate furniture, fixtures, equipment, software and other	20,734	22,833
Undeveloped land parcel	1,675	1,675
Total cost	4,791,659	4,703,270
Less accumulated depreciation:
Hotel properties	(864,921)	(767,240)
Corporate furniture, fixtures, equipment, software and other	(12,976)	(14,689)
Total accumulated depreciation	(877,897)	(781,929)
Property and equipment - net	$3,913,762	$3,921,341
During the six months ended June 30, 2016 and 2015, the Company, using Level 3 unobservable inputs, assessed property and equipment for potential impairment. No impairment charges were recognized during the six months ended June 30, 2016 or 2015. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of revenues, expenses and hotel related cash flows based on assumed long-term growth rates, demand trends, expected future capital expenditures and estimated discount rates. These assumptions are based on the Company’s historical data and experience, the Company’s budgets, industry projections and micro and macro general economic condition projections.
As of June 30, 2016, substantially all of the hotel properties (625 of 629 hotel properties) are pledged as collateral for ESH REIT’s 2012 Mortgage Loan (as defined in Note 7).

6. INTANGIBLE ASSETS AND GOODWILL
The Company’s intangible assets and goodwill as of June 30, 2016 and December 31, 2015, consist of the following (dollars in thousands):

	June 30, 2016
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—customer relationships	20 years	$26,800	$(7,680)	$19,120
Indefinite-lived intangible assets—trademarks		9,933	—	9,933
Total intangible assets		36,733	(7,680)	29,053
Goodwill		53,531	—	53,531
Total intangible assets and goodwill		$90,264	$(7,680)	$82,584

	December 31, 2015
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—customer relationships	20 years	$26,800	$(7,010)	$19,790
Indefinite-lived intangible assets—trademarks		9,933	—	9,933
Total intangible assets		36,733	(7,010)	29,723
Goodwill		53,531	—	53,531
Total intangible assets and goodwill		$90,264	$(7,010)	$83,254
The remaining weighted-average amortization period for definite-lived intangible assets is approximately 14 years as of June 30, 2016. Estimated future amortization expense for definite-lived intangible assets is as follows (in thousands):

Years Ending December 31,
Remainder of 2016	$670
2017	1,340
2018	1,340
2019	1,340
2020	1,340
Thereafter	13,090
Total	$19,120

7. DEBT
Summary - The Company’s outstanding debt, net of unamortized debt discounts and unamortized deferred financing costs as of June 30, 2016 and December 31, 2015, consists of the following (dollars in thousands):

	Stated Amount(1)		Outstanding Principal				Unamortized Deferred Financing Costs(10)			Interest Rate
Loan			June 30, 2016		December 31, 2015		June 30, 2016	December 31, 2015	Stated Interest Rate	June 30, 2016	December 31, 2015	Maturity Date
Mortgage loan
2012 Mortgage Loan - Component B	$350,000		$—		$111,157		$—	$784	3.4047%	N/A	3.4047%	12/1/2017
2012 Mortgage Loan - Component C	1,820,000		1,497,620		1,820,000		13,460	18,752	4.0547%	4.0547%	4.0547%	12/1/2019
Term loan facility
2014 Term Loan	375,000		—		365,157	(2)	—	3,635	LIBOR(3)(4) + 4.25%	N/A	5.00%	6/24/2019
Senior notes
2025 Notes(5)	1,300,000		1,288,384	(6)	500,000		24,934	10,756	5.25%	5.25%	5.25%	5/1/2025
Revolving credit facilities
ESH REIT Revolving Credit Facility(7)	250,000	(8)	—		—		618	1,431	LIBOR(3) + 3.00%	N/A	N/A	11/18/2016	(9)
Corporation Revolving Credit Facility(7)	50,000		—		—		415	956	LIBOR(3) + 3.75%	N/A	N/A	11/18/2016	(9)
Total			$2,786,004		$2,796,314		$39,427	$36,314
_________________________________

(1)	Amortization is interest only.

(2)	The 2014 Term Loan is presented net of an unamortized debt discount of approximately $1.3 million as of December 31, 2015.

(3)	London Interbank Offering Rate.

(4)	The 2014 Term Loan included a LIBOR floor of 0.75%.

(5)	In March 2016, ESH REIT issued an additional $800.0 million of its 2025 Notes.

(6)	The 2025 Notes are presented net of an unamortized debt discount of approximately $11.6 million as of June 30, 2016.

(7)	Each revolving credit facility's unamortized deferred financing costs are included in other assets in the accompanying unaudited condensed consolidated balance sheets.

(8)	ESH REIT is able to request to increase the facility to an amount of up to $350.0 million at any time, subject to certain conditions.

(9)	Each revolving credit facility is subject to a one-year extension option.

(10)
As of December 31, 2015, the Company early adopted FASB accounting standards updates which require that debt issuance costs related to a recognized debt liability, excluding revolving credit facilities, are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts.

During the six months ended June 30, 2016, ESH REIT issued $800.0 million of additional 2025 Notes (as defined below) at 98.5% of par value.  ESH REIT received net proceeds of approximately $772.8 million, which, together with cash on hand, were used to fully repay the balance of approximately $366.5 million outstanding under its 2014 Term Loan (as defined below) and repay approximately $433.5 million of the outstanding balance under its 2012 Mortgage Loan (as defined below), which consisted of approximately $111.2 million of Component B and approximately $322.3 million of Component C. ESH REIT incurred approximately $12.1 million of debt extinguishment costs in connection with the full repayment of the 2014 Term Loan and partial repayment of the 2012 Mortgage Loan, consisting of the write-off of unamortized deferred financing costs and debt discount of approximately $8.4 million and prepayment penalties and other costs of approximately $3.7 million. Debt extinguishment costs are included as a component of net interest expense in the accompanying unaudited condensed consolidated statements of operations.
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

As of June 30, 2016 and December 31, 2015, substantially all of ESH REIT’s hotel properties served as collateral for the 2012 Mortgage Loan. ESH REIT guarantees, under a customary recourse carve out guaranty (i) under certain limited circumstances, losses related to the 2012 Mortgage Loan plus enforcement costs incurred by the lenders and (ii) under certain other limited circumstances, repayment of the 2012 Mortgage Loan up to an aggregate liability under this clause (ii) of $252.0 million plus enforcement costs.
In connection with the 2012 Mortgage Loan, the Loan Parties (as defined in the agreement governing the 2012 Mortgage Loan) made certain representations, warranties and covenants customary in similar mortgage loan transactions, including, without limitation, regarding the ownership and operation of the hotels and standard special purpose bankruptcy remote entity provisions that are provided in order to make certain that each loan party (and certain specified affiliates) will maintain a prescribed level of separateness to forestall a substantive consolidation of such entities in the event of a bankruptcy action. The occurrence of a Mortgage Loan Event of Default, a Debt Yield Trigger Event (a Debt Yield, as defined, of less than 9.0%), or a Guarantor Bankruptcy Event triggers a Cash Trap Event, each as defined. During the period of a Cash Trap Event, any excess cash flow, after all monthly requirements (including the payment of management fees and operating expenses) are fully funded, is held by the loan service agent as additional collateral for the 2012 Mortgage Loan. As of June 30, 2016, none of these events had occurred and the Debt Yield was approximately 37.8%.
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
ESH REIT Term Loan Facility
On March 18, 2016, using a portion of the net proceeds from its issuance of $800.0 million of additional 2025 Notes (as defined below), together with cash on hand, ESH REIT fully repaid the remaining outstanding balance of approximately $366.5 million of its $375.0 million term loan facility (the “2014 Term Loan”) originally entered into in June 2014. The 2014 Term Loan was scheduled to mature on June 24, 2019 and bore interest at a rate equal to (i) LIBOR (subject to a floor of 0.75%) plus 4.25%, or (ii) a base rate (determined by reference to the highest of (1) the prime lending rate, (2) the overnight federal funds rate plus 0.5%, or (3) the one-month adjusted LIBOR rate (subject to a floor of 0.75%) plus 1.0%) plus 3.25%. There was no scheduled amortization on the 2014 Term Loan; however, subject to certain exceptions, mandatory prepayments of up to 50% of Excess Cash Flow may have been required, based on ESH REIT’s Consolidated Leverage Ratio, each as defined. ESH REIT made a mandatory prepayment of approximately $8.5 million during the three months ended March 31, 2015.
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
The Indenture contains a number of customary covenants that, subject to certain exceptions, limit ESH REIT’s ability and the ability of certain of its subsidiaries to incur additional debt, create certain liens, pay dividends or distributions, make certain investments and other payments, enter into affiliate transactions, sell assets or merge, consolidate or transfer substantially all of their assets, among other things. ESH REIT was in compliance with all covenants set forth in the Indenture as of June 30, 2016.
Revolving Credit Facilities
ESH REIT Revolving Credit Facility—On November 18, 2013, ESH REIT entered into a $250.0 million revolving credit facility (the “ESH REIT Revolving Credit Facility”). Subject to the satisfaction of certain criteria, ESH REIT is able to request to increase the facility to an amount up to $350.0 million at any time. The facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same day notice, referred to as swingline loans, in an amount up to $20.0 million. ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the outstanding amount under the facility, and a fee of 3.125% on outstanding letters of credit. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (i) the prime lending rate, (ii) the overnight federal funds rate plus 0.5% or (iii) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.00% for base rate loans and 3.00% for LIBOR loans. There is no scheduled amortization under the facility and the facility matures on November 18, 2016, subject to a one-year extension option. ESH REIT had no letters of credit outstanding under this facility, an outstanding balance drawn of $0 and borrowing capacity available of $250.0 million as of June 30, 2016 and December 31, 2015.
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
In order to avoid a Trigger Event or an Adjusted Trigger Event, the ESH REIT Revolving Credit Facility requires a Debt Yield and an Adjusted Debt Yield, each as defined, of at least 11.5%. The occurrence of a Trigger Event or an Adjusted Trigger Event would require ESH REIT to repay the outstanding facility balance and cash collateralize outstanding letters of credit and restrict ESH REIT from making cash distributions, subject to certain exceptions. As of June 30, 2016, the Debt Yield and Adjusted Debt Yield were approximately 37.8% and 20.3%, respectively, and no Trigger Event or Adjusted Trigger Event had occurred.
Corporation Revolving Credit Facility—On November 18, 2013, the Corporation entered into a revolving credit facility (the “Corporation Revolving Credit Facility”) of $75.0 million. On November 18, 2014, the borrowing availability under the facility decreased to $50.0 million. The facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same day notice, referred to as swingline loans, in an amount up to $20.0 million. The Corporation incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the outstanding amount under the facility, and a fee of 3.875% on outstanding letters of credit. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (i) the prime lending rate, (ii) the overnight federal funds rate plus 0.5% or (iii) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.75% for base rate loans and 3.75% for LIBOR loans. There is no scheduled amortization under the facility and the facility matures on November 18, 2016, subject to a one-year extension option. As of June 30, 2016 and December 31, 2015, the Corporation had one letter of credit outstanding under this facility of $1.8 million, an outstanding balance drawn of $0 and borrowing capacity available of $48.2 million.
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

In order to avoid a Trigger Event or an Adjusted Trigger Event, the Corporation Revolving Credit Facility requires a Debt Yield and an Adjusted Debt Yield, each as defined, of at least 12.0%. The occurrence of a Trigger Event or an Adjusted Trigger Event would require the Corporation to repay the outstanding facility balance and cash collateralize outstanding letters of credit and restrict the Corporation from making cash distributions, subject to certain exceptions. As of June 30, 2016, the Debt Yield and Adjusted Debt Yield were approximately 37.8% and 20.2%, respectively, and no Trigger Event or Adjusted Trigger Event had occurred.
Future Maturities of Debt—The future maturities of debt as of June 30, 2016, are as follows (in thousands):

Years Ending December 31,
Remainder of 2016	$—
2017	—
2018	—
2019	1,497,620
2020	—
Thereafter	1,300,000
Total	$2,797,620
Fair Value of Debt—As of June 30, 2016 and December 31, 2015, the estimated fair value of ESH REIT’s 2012 Mortgage Loan, 2014 Term Loan and 2025 Notes was approximately $2.8 billion. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on ESH REIT’s 2012 Mortgage Loan, 2014 Term Loan and 2025 Notes (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available.

8. MANDATORILY REDEEMABLE PREFERRED STOCK
The Corporation has authorized 350.0 million shares of preferred stock, par value $0.01 per share, of which 21,202 shares of mandatorily redeemable voting preferred stock were issued and outstanding as of June 30, 2016 and December 31, 2015. Dividends on these preferred shares are payable quarterly in arrears at a rate of 8.0% per year. With respect to dividend, distribution and liquidation rights, the 8.0% voting preferred stock ranks senior to the Corporation’s common stock. Holders of the 8.0% voting preferred stock are generally entitled to one vote for each share and will vote together with the Corporation common stock as a single class on all matters that the Corporation’s common shareholders are entitled to vote upon. On or after November 15, 2018, a holder of the 8.0% voting preferred stock has the right to require the Corporation to redeem in cash the 8.0% voting preferred stock at $1,000 per share plus any accumulated unpaid dividends. On November 15, 2020, the Corporation shall mandatorily redeem all of the 8.0% voting preferred stock at $1,000 per share plus any accumulated unpaid dividends.
Due to the fact that the outstanding 8.0% voting preferred stock is mandatorily redeemable by the Corporation, it is classified as a liability on the accompanying unaudited condensed consolidated balance sheets. Dividends on these preferred shares are classified as net interest expense on the accompanying unaudited condensed consolidated statements of operations.
Fair Value of Mandatorily Redeemable Preferred Stock—As of June 30, 2016 and December 31, 2015, the estimated fair value of the 8.0% voting preferred stock was approximately $21.5 million and $21.2 million, respectively. The estimated fair value of the 8.0% voting preferred stock is determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads (Level 2 fair value measures).

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
During the three months ended June 30, 2016, the Company recognized a benefit of approximately $7.7 million attributable to a December 2015 statutory law change in the way earnings and profits are computed at ESH REIT.  The effect of the change was the reversal of a deferred tax liability related to the Corporation’s anticipated receipt of future ESH REIT nontaxable distributions.
The Company recorded a provision for federal, state and foreign income taxes of approximately $7.4 million for the three months ended June 30, 2016, an effective rate of approximately 10.8%, as compared with a provision of approximately $17.9 million for the three months ended June 30, 2015, an effective rate of approximately 21.6%. The Company recorded a provision for federal, state and foreign income taxes of approximately $10.3 million for the six months ended June 30, 2016, an effective rate of approximately 12.0%, as compared with a provision of approximately $26.8 million for the six months ended June 30, 2015, an effective rate of approximately 22.5%. The Company’s effective rate differs from the federal statutory rate of 35% primarily due to ESH REIT’s status as a REIT under the provisions of the Code. For the three months ended June 30, 2016, the Company’s effective rate was impacted by the approximate $7.7 million benefit discussed above. For the six months ended June 30, 2016, the effective rate was further impacted by the approximate $1.8 million benefit also discussed above.
The Company’s income tax returns for the years 2012 to present are subject to examination by the Internal Revenue Service and other taxing authorities.

10. RELATED PARTY TRANSACTIONS
In March 2016, in connection with ESH REIT's $800.0 million issuance of its 2025 Notes discussed in Note 7, an affiliate of one of the Sponsors acted as an initial purchaser and purchased $24.0 million of the 2025 Notes. As such, the affiliate of one of the Sponsors earned approximately $0.4 million in fees related to the transaction for the six months ended June 30, 2016.
Investment funds of the Sponsors held 21,105 shares of the Corporation's outstanding mandatorily redeemable preferred stock as of June 30, 2016 and December 31, 2015.

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
Rent expense on ground and office leases is recognized on a straight-line basis and was approximately $0.8 million for each of the three months ended June 30, 2016 and 2015, and approximately $1.6 million for each of the six months ended June 30, 2016 and 2015. Ground lease expense is included in hotel operating expenses and office lease expense is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
Other Commitments—The Company has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of its properties is located. The initial term of the agreement terminates in 2031. The cost related to this commitment was approximately $0.1 million for each of the three months ended June 30, 2016 and 2015, and $0.1 million for each of the six months ended June 30, 2016 and 2015, and is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.
Letters of Credit—As of June 30, 2016, the Company had one outstanding letter of credit, issued by the Corporation, for $1.8 million, which is collateralized by the Corporation's revolving credit facility.
Paired Share Repurchase Commitments—As of June 30, 2016, the Corporation and ESH REIT agreed to repurchase approximately 0.1 million Corporation common shares and approximately 0.1 million ESH REIT Class B common shares, respectively, for approximately $0.3 million and $0.2 million, respectively, for which settlement had not yet occurred.
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

12. EQUITY-BASED COMPENSATION
The Corporation and ESH REIT each maintain a long-term incentive plan (“LTIP”), as amended and restated in 2015, approved by their shareholders. Under the LTIPs, the Corporation and ESH REIT may issue to eligible employees or directors restricted stock awards (“RSAs”), restricted stock units (“RSUs”) or other equity-based awards, in respect of Paired Shares, with service, performance or market vesting conditions. The aggregate number of Paired Shares that may be the subject of awards under the LTIPs shall not exceed 8,000,000, of which no more than 4,000,000 may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIP has a share reserve of an equivalent number of shares of Corporation common stock and ESH REIT Class B common stock. As of June 30, 2016, approximately 4,005,000 Paired Shares were available for future issuance under the LTIPs.

Equity-based compensation expense is recognized by amortizing the grant-date fair value of the equity-based awards, less estimated forfeitures, on a straight-line basis over the requisite service period of each award. A portion of the grant-date fair value of all equity-based awards is allocated to a share of common stock of the Corporation and a portion is allocated to a share of ESH REIT Class B common stock. Equity-based compensation expense was approximately $2.9 million and $2.8 million for the three months ended June 30, 2016 and 2015, respectively, and approximately $5.6 million and $4.9 million for the six months ended June 30, 2016 and 2015, respectively, and is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

As of June 30, 2016, unrecognized compensation expense related to outstanding equity-based awards and the related weighted-average period over which it is expected to be recognized subsequent to June 30, 2016, is presented in the following table. Total unrecognized compensation expense will be adjusted for actual forfeitures.

	Unrecognized Compensation Expense Related to Outstanding RSAs/RSUs (in thousands)	Remaining Weighted-Average Amortization Period (in years)
RSAs/RSUs with service vesting conditions	$12,683	2.1
RSUs with performance vesting conditions	682	0.5
RSUs with market vesting conditions	7,197	2.3
Total unrecognized compensation expense	$20,562
RSA/RSU activity during the six months ended June 30, 2016, was as follows:

			Performance-Based Awards
	Service-Based Awards		Performance Vesting		Market Vesting
	Number of RSAs/RSUs (in thousands)	Weighted- Average Grant- Date Fair Value	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value(1)
Outstanding RSAs/RSUs - January 1, 2016	992	$18.24	19	$19.07	556	$6.81
RSAs/RSUs granted in 2016	527	$14.09	166	$14.07	441	$12.03
RSAs/RSUs settled in 2016	(524)	$16.72	(19)	$19.07	—	$—
RSAs/RSUs forfeited in 2016	(19)	$16.09	(1)	$14.07	(4)	$15.04
Outstanding RSAs/RSUs - June 30, 2016	976	$16.86	165	$14.07	993	$9.10
Vested RSAs/RSUs - June 30, 2016	7	$20.15	—	$—	—	$—
Nonvested RSAs/RSUs - June 30, 2016	969	$16.83	165	$14.07	993	$9.10
_________________________________

(1)	An independent third-party valuation was performed contemporaneously with the issuance of grants.
Service-Based Awards
The Corporation granted approximately 512,000 service-based awards during the six months ended June 30, 2016, with a weighted-average grant-date fair value per award of $14.09. ESH REIT granted approximately 15,000 service-based awards during the six months ended June 30, 2016, with a grant-date fair value per award of $14.08. The grant-date fair value of awards with service vesting conditions is based on the closing price of a Paired Share on the date of grant. Service-based awards vest over a period of two to four years, subject to the grantee’s continued employment or service.
Performance-Based Awards
The Corporation granted approximately 166,000 awards with performance vesting conditions during the six months ended June 30, 2016, with a grant-date fair value per award of $14.07. The grant-date fair value of awards with performance vesting conditions is based on the closing price of a Paired Share on the date of grant. Equity-based compensation expense with respect to these awards is adjusted over the remainder of the fiscal year to reflect the probability of achievement of performance targets defined in the award agreements. These awards vest over the remainder of the fiscal year, subject to the grantee’s continued employment, with the ability to earn Paired Shares in a range of 0% to 200% of the awarded number of RSUs based on the achievement of defined performance targets. As of June 30, 2016, all awards with performance vesting conditions are expected to be satisfied at less than 100% of their target level.
The Corporation granted approximately 441,000 awards with market vesting conditions during the six months ended June 30, 2016, with a grant-date fair value per award of $12.03. These awards vest at the end of a three-year period, subject to the grantee’s continued employment, with the ability to earn Paired Shares in a range of 0% to 150% of the awarded number of RSUs based on the total shareholder return of a Paired Share relative to the total shareholder return of other publicly traded lodging companies identified in the award agreements. The grant-date fair value of awards with market vesting conditions is based on an independent third-party valuation. During the six months ended June 30, 2016, the grant-date fair value of awards granted during the quarter with market vesting conditions was calculated using a Monte Carlo simulation model with the following key assumptions:

Expected holding period	2.85 years
Risk-free rate of return	0.88%
Expected dividend yield	5.91%

13. DEFINED CONTRIBUTION PLANS
ESA Management has a savings plan that qualifies under Section 401(k) of the Code for all employees meeting the eligibility requirements of the plan. Through December 31, 2015, the plan had an employer-matching contribution of 50% of the first 6% of an employee’s contribution, which vested over an employee’s initial five-year service period. Beginning January 1, 2016, the plan has an employer-matching contribution of 100% of the first 3% of an employee's contribution and 50% of the next 2% of an employee's contribution, which vests immediately. The plan also provides for contributions up to 100% of eligible employee pretax salary, subject to the Code’s annual deferral limit of $18,000 during 2016 and 2015. Employer contributions, net of forfeitures, totaled approximately $0.8 million and $0.4 million for the three months ended June 30, 2016 and 2015, respectively, and approximately $1.9 million and $0.8 million for the six months ended June 30, 2016 and 2015, respectively.
Effective June 9, 2016, ESA Management established a non-qualified deferred compensation plan to allow certain eligible employees an option to defer a portion of their compensation on a tax-deferred basis.  At this time, ESA Management does not offer a matching contribution.  The plan is fully funded in a Rabbi Trust, which is subject to creditor claims in the event of insolvency, but the assets held in the Rabbi Trust are not available for general corporate purposes.  As of June 30, 2016, no amounts were deferred.

14. SUBSEQUENT EVENTS
Subsequent to June 30, 2016, the Corporation and ESH REIT repurchased and retired approximately 0.1 million Corporation common shares and approximately 0.1 million ESH REIT Class B common shares, respectively, for approximately $1.0 million and $0.6 million, respectively.
On July 28, 2016, the Board of Directors of the Corporation declared a cash distribution of $0.09 per share for the second quarter of 2016 on its common stock. The distribution is payable on August 25, 2016 to shareholders of record as of August 11, 2016. Also on July 28, 2016, the Board of Directors of ESH REIT declared a cash distribution of $0.10 per share for the second quarter of 2016 on its Class A and Class B common stock. This distribution is also payable on August 25, 2016 to shareholders of record as of August 11, 2016.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2016 AND DECEMBER 31, 2015
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $862,129 and $765,034	$3,913,454	$3,920,906
RESTRICTED CASH	165,897	60,945
CASH AND CASH EQUIVALENTS	40,109	223,256
RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC.	30,187	4,299
DEFERRED RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC.	40,903	41,546
GOODWILL	52,245	52,245
OTHER ASSETS	10,813	13,352
TOTAL ASSETS	$4,253,608	$4,316,549
LIABILITIES AND EQUITY
LIABILITIES:
Mortgage loan payable - Net of unamortized deferred financing costs of $13,460 and $19,536	$1,484,160	$1,911,621
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $36,550 and $10,756	1,263,450	489,244
Term loan facility payable - Net of unamortized deferred financing costs and debt discount of $0 and $4,940	—	361,523
Unearned rental revenues from Extended Stay America, Inc.	143,686	38,321
Due to Extended Stay America, Inc.	107,960	64,680
Accounts payable and accrued liabilities	66,505	101,997
Deferred tax liabilities	469	2,697
Total liabilities	3,066,230	2,970,083
COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Common stock - Class A: $0.01 par value, 4,300,000,000 shares authorized, 250,493,583 shares issued and outstanding; Class B: $0.01 par value, 7,800,000,000 shares authorized, 200,814,546 and 204,593,912 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	4,516	4,554
Additional paid in capital	1,170,433	1,168,903
Preferred stock - no par value, $1,000 liquidation value, 125 shares authorized, issued and outstanding	73	73
Retained earnings	22,694	186,306
Accumulated other comprehensive loss	(10,338)	(13,370)
Total equity	1,187,378	1,346,466
TOTAL LIABILITIES AND EQUITY	$4,253,608	$4,316,549
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES: Rental revenues from Extended Stay America, Inc.	$116,492	$123,600	$232,734	$246,791
OPERATING EXPENSES:
Hotel operating expenses	22,231	20,737	46,602	45,356
General and administrative expenses	4,167	4,355	7,201	8,359
Depreciation	53,758	49,287	105,798	97,322
Total operating expenses	80,156	74,379	159,601	151,037
OTHER INCOME	—	37	—	37
INCOME FROM OPERATIONS	36,336	49,258	73,133	95,791
OTHER NON-OPERATING (INCOME) EXPENSE	(1)	(771)	(774)	1,066
INTEREST EXPENSE, NET	35,075	34,734	81,365	65,285
INCOME (LOSS) BEFORE INCOME TAX (BENEFIT) EXPENSE	1,262	15,295	(7,458)	29,440
INCOME TAX (BENEFIT) EXPENSE	(209)	107	(3,799)	206
NET INCOME (LOSS)	$1,471	$15,188	$(3,659)	$29,234
NET INCOME (LOSS) PER COMMON SHARE:
Class A -basic	$—	$0.03	$(0.01)	$0.06
Class A - diluted	$—	$0.03	$(0.01)	$0.06
Class B - basic	$—	$0.03	$(0.01)	$0.06
Class B - diluted	$—	$0.03	$(0.01)	$0.06
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Class A - basic	250,494	250,494	250,494	250,408
Class A - diluted	250,494	250,494	250,494	250,408
Class B - basic	201,600	204,227	202,955	204,117
Class B - diluted	201,689	204,553	202,955	204,465
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
NET INCOME (LOSS)	$1,471	$15,188	$(3,659)	$29,234
FOREIGN CURRENCY TRANSLATION INCOME (LOSS), NET OF TAX	45	611	3,032	(2,725)
COMPREHENSIVE INCOME (LOSS)	$1,516	$15,799	$(627)	$26,509
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(In thousands, except preferred stock shares and per share data)
(Unaudited)

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - January 1, 2015	250,303	204,517	$4,551	125	$73	$1,182,611	$150,652	$(5,854)	$1,332,033
Net income	—	—	—	—	—	—	29,234	—	29,234
Foreign currency translation loss, net of tax	—	—	—	—	—	—	—	(2,725)	(2,725)
Issuance of common stock	191	97	3	—	—	2,411	—	—	2,414
Common distributions - $0.30 per Class A and Class B common share	—	—	—	—	—	—	(136,594)	—	(136,594)
Preferred distributions	—	—	—	—	—	—	(8)	—	(8)
Equity-based compensation	—	(10)	—	—	—	263	—	—	263
BALANCE - June 30, 2015	250,494	204,604	$4,554	125	$73	$1,185,285	$43,284	$(8,579)	$1,224,617

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - January 1, 2016	250,494	204,594	$4,554	125	$73	$1,168,903	$186,306	$(13,370)	$1,346,466
Net loss	—	—	—	—	—	—	(3,659)	—	(3,659)
Foreign currency translation gain, net of tax	—	—	—	—	—	—	—	3,032	3,032
Issuance of common stock	—	199	2	—	—	1,468	—	—	1,470
Repurchase of common stock	—	(3,979)	(40)	—	—	—	(23,396)	—	(23,436)
Common distributions - $0.30 per Class A and Class B common share	—	—	—	—	—	—	(136,549)	—	(136,549)
Preferred distributions	—	—	—	—	—	—	(8)	—	(8)
Equity-based compensation	—	1	—	—	—	62	—	—	62
BALANCE - June 30, 2016	250,494	200,815	$4,516	125	$73	$1,170,433	$22,694	$(10,338)	$1,187,378
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Net (loss) income	$(3,659)	$29,234
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	105,798	97,322
Foreign currency transaction (gain) loss	(774)	1,066
Amortization and write-off of deferred financing costs and debt discount	13,275	6,323
Amortization of above-market ground leases	(68)	(68)
Loss on disposal of property and equipment	5,001	2,039
Equity-based compensation	62	263
Deferred income tax benefit	(2,247)	—
Changes in assets and liabilities:
Deferred rents receivable from Extended Stay America, Inc.	644	(6,540)
Due to/from Extended Stay America, Inc., net	(4,068)	(7,038)
Other assets	(66)	(6,587)
Unearned rental revenues/rents receivable from Extended Stay America, Inc., net	79,477	47,957
Accounts payable and accrued liabilities	9,914	16,927
Net cash provided by operating activities	203,289	180,898
INVESTING ACTIVITIES:
Purchases of property and equipment	(108,201)	(71,155)
Proceeds from asset dispositions, net	—	852
Increase in restricted cash	(104,952)	(117,635)
Proceeds from insurance recoveries	2,716	1,994
Net cash used in investing activities	(210,437)	(185,944)
FINANCING ACTIVITIES:
Principal payments on mortgage loan	(433,537)	(500,777)
Principal payments on term loan facility	(366,463)	(8,537)
Proceeds from senior notes, net of debt discount	788,000	500,000
Proceeds from revolving credit facility	—	65,000
Payments on revolving credit facility	—	(65,000)
Payments of deferred financing costs	(14,717)	(10,677)
Net proceeds from Extended Stay America, Inc.	95,819	135,410
Repurchase of common stock	(23,436)	—
Issuance of common stock	1,134	2,414
Common distributions	(222,791)	(136,579)
Preferred distributions	(8)	(8)
Net cash used in financing activities	(175,999)	(18,754)

	Six Months Ended June 30,
	2016	2015
NET DECREASE IN CASH AND CASH EQUIVALENTS	(183,147)	(23,800)
CASH AND CASH EQUIVALENTS - Beginning of period	223,256	33,816
CASH AND CASH EQUIVALENTS - End of period	$40,109	$10,016
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties	$52,694	$43,911
Cash payments for income taxes	$1,608	$558
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in due to/from Extended Stay America, Inc. and accounts payable and accrued liabilities	$15,685	$18,263
Deferred financing costs included in accounts payable and accrued liabilities	$524	$799
Common distributions included in accounts payable and accrued liabilities	$1,084	$282
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2016 AND DECEMBER 31, 2015 AND FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2016 AND 2015
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
As of June 30, 2016 and December 31, 2015, ESH REIT and its subsidiaries owned 626 hotel properties in 44 U.S. states, consisting of approximately 68,900 rooms, and three hotels in Canada consisting of 500 rooms. The hotels are operated by wholly-owned subsidiaries of the Corporation (the “Operating Lessees”) pursuant to leases between ESH REIT and the Operating Lessees. The hotels are managed by ESA Management LLC (“ESA Management”), a wholly-owned subsidiary of the Corporation. The substantial majority of the hotels are operated under the core brand, Extended Stay America. The three hotels in Canada are operated under the brand Extended Stay Canada. The brands are owned by ESH Hospitality Strategies LLC (“ESH Strategies”), also a wholly-owned subsidiary of the Corporation.
In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program for up to $100 million of Paired Shares. In February 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from $100 million to up to $200 million of Paired Shares. The program expires on December 31, 2016. Repurchases may be made at management's discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice. As of June 30, 2016, ESH REIT repurchased and retired approximately 4.0 million ESH REIT Class B common shares for approximately $23.4 million.
As of June 30, 2016, ESH REIT’s common equity consisted of the following: (i) approximately 250.5 million shares of Class A common stock outstanding (approximately 55% of its common equity), all of which were owned by the Corporation, and (ii) approximately 200.8 million shares of Class B common stock outstanding (approximately 45% of its common equity), approximately 35.8% of which were owned by the public and approximately 64.2% of which were owned by Centerbridge Partners, L.P., Paulson & Co. Inc. and the Blackstone Group, L.P. and their affiliates (collectively, the “Sponsors”) and senior management, including certain directors.  As discussed above, each share of ESH REIT Class B common stock is attached to, and trades as a single unit with, one share of Corporation common stock (collectively, this single unit is referred to as a “Paired Share”).
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
The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly ESH REIT’s financial position as of June 30, 2016, the results of ESH REIT’s operations and comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015 and changes in equity and cash flows for the six months ended June 30, 2016 and 2015. Interim results are not necessarily indicative of full year performance because of the impact of accounting for contingent rental payments under contractual lease arrangements.
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
To the extent that a group of hotel properties is impaired, the excess carrying amount of the group of hotel properties over its estimated fair value is recognized as an impairment charge and reduces income from operations. Fair value is determined based upon the discounted cash flows of a group of hotel properties, quoted market prices or independent appraisals, as considered necessary. No impairment charges were recognized during the six months ended June 30, 2016 or 2015 (see Note 5). The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, then an impairment charge to reduce the carrying value of a group of hotel properties could occur in a future period in which conditions change.
Revenue Recognition—ESH REIT’s sole source of revenues is rental revenue derived from leases with the Operating Lessees. ESH REIT records rental revenues on a straight-line basis as they are earned during the lease terms. Rents receivable from Extended Stay America, Inc. on the accompanying unaudited condensed consolidated balance sheets represent rental amounts contractually due from the Operating Lessees. Deferred rents receivable from Extended Stay America, Inc. on the accompanying unaudited condensed consolidated balance sheets represent the cumulative difference between straight-line rental revenues recognized and rental revenues contractually due from the Operating Lessees. As scheduled rent payments begin to exceed straight-line rental revenue, this amount, approximately $40.9 million as of June 30, 2016, will gradually decrease through the remainder of the lease term until it is zero at the end of the lease term in October 2018. Lease rental payments received prior to rendering services are included in unearned rental revenues from Extended Stay America, Inc. on the accompanying unaudited condensed consolidated balance sheets. Contingent rental revenues, specifically percentage rental revenues related to hotel revenues of the Operating Lessees, are recognized when such amounts are fixed and determinable (i.e., when percentage rental revenue thresholds have been achieved).
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
Leases— In February 2016, the FASB issued an accounting standards update which introduces a lessee model that requires a right-of-use asset and lease obligation to be presented on the balance sheet for all leases, whether operating or financing. The update eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. The update also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. This update will be effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and must be applied using a modified retrospective approach, which will require adjustment to all comparative periods presented. The adoption of this update will require the recognition of a right-of-use asset and a lease obligation for ESH REIT’s ground leases (see Note 9). As of June 30, 2016, the future minimum lease payments under these operating leases totaled approximately $85.0 million.
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

3. NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) available to Class A and Class B common shareholders by the weighted-average number of shares of ESH REIT’s unrestricted Class A and Class B common stock outstanding, respectively. Diluted net income (loss) per share is computed by dividing net income (loss) available to Class A and Class B common shareholders, as adjusted for potentially dilutive securities, by the weighted-average number of shares of ESH REIT’s unrestricted Class A and Class B common stock outstanding, respectively, plus other potentially dilutive securities. Dilutive securities include certain equity-based awards issued under long-term incentive plans (see Note 10) and are included in the calculation, provided that the inclusion of such securities is not anti-dilutive.
The calculations of basic and diluted net income (loss) per share, including a reconciliation of the numerators and denominators, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to common shareholders	$1,471	$15,188	$(3,659)	$29,234
Less preferred dividends	(4)	(4)	(8)	(8)
Net income (loss) available to common shareholders	$1,467	$15,184	$(3,667)	$29,226
Class A:
Net income (loss) available to common shareholders - basic	$814	$8,364	$(2,023)	$16,100
Less amounts available to Class B shareholders assuming conversion	—	(6)	—	(12)
Net income (loss) available to common shareholders - diluted	$814	$8,358	$(2,023)	$16,088
Class B:
Net income (loss) available to common shareholders - basic	$653	$6,820	$(1,644)	$13,126
Amounts available to Class B shareholders assuming conversion	—	6	—	12
Net income (loss) available to common shareholders - diluted	$653	$6,826	$(1,644)	$13,138
Denominator:
Class A:
Weighted-average number of common shares outstanding - basic and diluted	250,494	250,494	250,494	250,408
Class B:
Weighted-average number of common shares outstanding - basic	201,600	204,227	202,955	204,117
Dilutive securities	89	326	—	348
Weighted-average number of common shares outstanding - diluted	201,689	204,553	202,955	204,465
Net income (loss) per common share - Class A - basic	$—	$0.03	$(0.01)	$0.06
Net income (loss) per common share - Class A - diluted	$—	$0.03	$(0.01)	$0.06
Net income (loss) per common share - Class B - basic	$—	$0.03	$(0.01)	$0.06
Net income (loss) per common share - Class B - diluted	$—	$0.03	$(0.01)	$0.06

Anti-dilutive securities excluded from net income (loss) per common share - Class B - diluted	—	—	74	—

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
During the three and six months ended June 30, 2015, these hotel properties contributed rental revenues, total operating expenses and income before income tax expense as follows (in thousands):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Rental revenues from Extended Stay America, Inc.	$6,792	$13,583
Total operating expenses	3,487	7,190
Income before income tax expense(1)	2,349	4,514
_________________________________

(1)
The only interest expense included is related to approximately $86.1 million of ESH REIT's 2012 Mortgage Loan (as defined in Note 6) repaid in conjunction with the sale of the portfolio of 53 hotel properties.

5. PROPERTY AND EQUIPMENT
Net investment in property and equipment as of June 30, 2016 and December 31, 2015, consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Hotel properties:
Land and site improvements	$1,300,579	$1,297,696
Building and improvements	2,911,000	2,868,943
Furniture, fixtures and equipment	562,329	517,626
Total hotel properties	4,773,908	4,684,265
Undeveloped land parcel	1,675	1,675
Total cost	4,775,583	4,685,940
Less accumulated depreciation	(862,129)	(765,034)
Property and equipment - net	$3,913,454	$3,920,906
During the six months ended June 30, 2016 and 2015, ESH REIT, using Level 3 unobservable inputs, assessed property and equipment for potential impairment. No impairment charges were recognized during the six months ended June 30, 2016 or 2015. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of revenues, expenses and hotel related cash flows based on assumed long-term growth rates, demand trends, expected future capital expenditures and estimated discount rates. These assumptions are based on ESH REIT’s historical data and experience, budgets, industry projections and micro and macro general economic condition projections.
As of June 30, 2016, substantially all of the hotel properties (625 of 629 hotel properties) are pledged as collateral for ESH REIT’s 2012 Mortgage Loan (as defined in Note 6).

6. DEBT
Summary—ESH REIT’s outstanding debt, net of unamortized debt discounts and unamortized deferred financing costs as of June 30, 2016 and December 31, 2015, consists of the following (dollars in thousands):

	Stated Amount(1)		Outstanding Principal				Unamortized Deferred Financing Costs(10)			Interest Rate
Loan			June 30, 2016		December 31, 2015		June 30, 2016	December 31, 2015	Stated Interest Rate	June 30, 2016	December 31, 2015	Maturity Date
Mortgage loan
2012 Mortgage Loan - Component B	$350,000		$—		$111,157		$—	$784	3.4047%	N/A	3.4047%	12/1/2017
2012 Mortgage Loan - Component C	1,820,000		1,497,620		1,820,000		13,460	18,752	4.0547%	4.0547%	4.0547%	12/1/2019
Term loan facility
2014 Term Loan	375,000		—		365,157	(2)	—	3,635	LIBOR(3)(4) + 4.25%	N/A	5.00%	6/24/2019
Senior notes
2025 Notes(5)	1,300,000		1,288,384	(6)	500,000		24,934	10,756	5.25%	5.25%	5.25%	5/1/2025
Revolving credit facility
ESH REIT revolving credit facility(7)	250,000	(8)	—		—		618	1,431	LIBOR(3) + 3.00%	N/A	N/A	11/18/2016	(9)
Total			$2,786,004		$2,796,314		$39,012	$35,358
_________________________________

(1)	Amortization is interest only.

(2)	The 2014 Term Loan is presented net of an unamortized debt discount of approximately $1.3 million as of December 31, 2015.

(3)	London Interbank Offering Rate.

(4)	The 2014 Term Loan included a LIBOR floor of 0.75%.

(5)	In March 2016, ESH REIT issued an additional $800.0 million of its 2025 Notes.

(6)	The 2025 Notes are presented net of an unamortized debt discount of approximately $11.6 million as of June 30, 2016.

(7)	The ESH REIT Revolving Credit Facility's unamortized deferred financing costs are included in other assets in the accompanying unaudited condensed consolidated balance sheets.

(8)	ESH REIT is able to request to increase the facility to an amount of up to $350.0 million at any time, subject to certain conditions.

(9)	The ESH REIT Revolving Credit Facility is subject to a one-year extension option.

(10)
As of December 31, 2015, ESH REIT early adopted FASB accounting standards updates which require that debt issuance costs related to a recognized debt liability, excluding revolving credit facilities, are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts.

During the six months ended June 30, 2016, ESH REIT issued $800.0 million of additional 2025 Notes (as defined below) at 98.5% of par value. ESH REIT received net proceeds of approximately $772.8 million, which, together with cash on hand, were used to fully repay the balance of approximately $366.5 million outstanding under its 2014 Term Loan (as defined below) and repay approximately $433.5 million of the outstanding balance under its 2012 Mortgage Loan (as defined below), which consisted of approximately $111.2 million of Component B and approximately $322.3 million of Component C. ESH REIT incurred approximately $12.1 million of debt extinguishment costs in connection with the full repayment of the 2014 Term Loan and partial repayment of the 2012 Mortgage Loan, consisting of the write-off of unamortized deferred financing costs and debt discount of approximately $8.4 million and prepayment penalties and other costs of approximately $3.7 million. Debt extinguishment costs are included as a component of net interest expense in the accompanying unaudited condensed consolidated statements of operations.
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
As of June 30, 2016 and December 31, 2015, substantially all of ESH REIT’s hotel properties served as collateral for the 2012 Mortgage Loan. ESH REIT guarantees, under a customary recourse carve out guaranty (i) under certain limited circumstances, losses related to the 2012 Mortgage Loan plus enforcement costs incurred by the lenders and (ii) under certain other limited circumstances, repayment of the 2012 Mortgage Loan up to an aggregate liability under this clause (ii) of $252.0 million plus enforcement costs.
In connection with the 2012 Mortgage Loan, the Loan Parties (as defined in the agreement governing the 2012 Mortgage Loan) made certain representations, warranties and covenants customary in similar mortgage loan transactions, including, without limitation, regarding the ownership and operation of the hotels and standard special purpose bankruptcy remote entity provisions that are provided in order to make certain that each loan party (and certain specified affiliates) will maintain a prescribed level of separateness to forestall a substantive consolidation of such entities in the event of a bankruptcy action. The occurrence of a Mortgage Loan Event of Default, a Debt Yield Trigger Event (a Debt Yield, as defined, of less than 9.0%), or a Guarantor Bankruptcy Event triggers a Cash Trap Event, each as defined. During the period of a Cash Trap Event, any excess cash flow, after all monthly requirements (including the payment of management fees and operating expenses) are fully funded, is held by the loan service agent as additional collateral for the 2012 Mortgage Loan. As of June 30, 2016 none of these events had occurred and the Debt Yield was approximately 37.8%.
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
ESH REIT Term Loan Facility
On March 18, 2016, using a portion of the net proceeds from its issuance of $800.0 million of additional 2025 Notes (as defined below), together with cash on hand, ESH REIT fully repaid the remaining outstanding balance of approximately $366.5 million of its $375.0 million term loan facility (the “2014 Term Loan”) originally entered into in June 2014. The 2014 Term Loan was scheduled to mature on June 24, 2019 and bore interest at a rate equal to (i) LIBOR (subject to a floor of 0.75%) plus 4.25%, or (ii) a base rate (determined by reference to the highest of (1) the prime lending rate, (2) the overnight federal funds rate plus 0.5%, or (3) the one-month adjusted LIBOR rate (subject to a floor of 0.75%) plus 1.0%) plus 3.25%. There was no scheduled amortization on the 2014 Term Loan; however, subject to certain exceptions, mandatory prepayments of up to 50% of Excess Cash Flow may have been required, based on ESH REIT’s Consolidated Leverage Ratio, each as defined. ESH REIT made a mandatory prepayment of approximately $8.5 million during the three months ended March 31, 2015.
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
The Indenture contains a number of customary covenants that, subject to certain exceptions, limit ESH REIT’s ability and the ability of certain of its subsidiaries to incur additional debt, create certain liens, pay dividends or distributions, make certain investments and other payments, enter into affiliate transactions, sell assets or merge, consolidate or transfer substantially all of their assets, among other things. ESH REIT was in compliance with all covenants set forth in the Indenture as of June 30, 2016.
ESH REIT Revolving Credit Facility
On November 18, 2013, ESH REIT entered into a $250.0 million revolving credit facility (the “ESH REIT Revolving Credit Facility”). Subject to the satisfaction of certain criteria, ESH REIT is able to request to increase the facility to an amount up to $350.0 million at any time. The facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same day notice, referred to as swingline loans, in an amount up to $20.0 million. ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the outstanding amount under the facility, and a fee of 3.125% on outstanding letters of credit. Borrowings under the facility bear interest at a rate equal to an adjusted LIBOR rate or a base rate determined by reference to the highest of (i) the prime lending rate, (ii) the overnight federal funds rate plus 0.5% or (iii) the one-month adjusted LIBOR rate plus 1.0%, plus an applicable margin of 2.00% for base rate loans and 3.00% for LIBOR loans. There is no scheduled amortization under the facility and the facility matures on November 18, 2016, subject to a one-year extension option. ESH REIT had no letters of credit outstanding under this facility, an outstanding balance drawn of $0 and borrowing capacity available of $250.0 million as of June 30, 2016 and December 31, 2015.
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
In order to avoid a Trigger Event or an Adjusted Trigger Event, the ESH REIT Revolving Credit Facility requires a Debt Yield and an Adjusted Debt Yield, each as defined, of at least 11.5%. The occurrence of a Trigger Event or an Adjusted Trigger Event would require ESH REIT to repay the outstanding facility balance and cash collateralize outstanding letters of credit and restrict ESH REIT from making cash distributions, subject to certain exceptions. As of June 30, 2016, the Debt Yield and Adjusted Debt Yield were approximately 37.8% and 20.3%, respectively, and no Trigger Event or Adjusted Trigger Event had occurred.

Future Maturities of Debt—The future maturities of debt, as of June 30, 2016, are as follows (in thousands):

Years Ending December 31,
Remainder of 2016	$—
2017	—
2018	—
2019	1,497,620
2020	—
Thereafter	1,300,000
Total	$2,797,620
Fair Value of Debt—As of June 30, 2016 and December 31, 2015, the estimated fair value of ESH REIT’s 2012 Mortgage Loan, 2014 Term Loan and 2025 Notes was approximately $2.8 billion. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on ESH REIT’s 2012 Mortgage Loan, 2014 Term Loan and 2025 Notes (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available.

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
In 2015, ESH REIT distributed approximately 95% of its taxable income and utilized its federal net operating loss carryforward of approximately $18.6 million. As a result, in 2015, ESH REIT incurred minimal current federal income tax in the form of alternative minimum tax. ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. Accordingly, ESH REIT expects to distribute approximately 100% of its taxable income for the foreseeable future.  As of December 31, 2015, the expectation was to distribute approximately 95% of ESH REIT’s taxable income. As a result of this change, during the six months ended June 30, 2016, ESH REIT recognized a benefit of approximately $2.3 million with respect to the reversal of net deferred tax liabilities recorded as of December 31, 2015, which represented the previously estimated 5% of taxable income to be retained by ESH REIT.
In January 2016, ESH REIT paid a special distribution of approximately $86.5 million. Approximately $77.4 million of the special distribution was deductible in 2015; the remaining approximately $9.1 million is deductible in 2016. The special distribution is subject to current taxation to ESH REIT as a distribution in 2016 at the time of payment.
ESH REIT recorded a benefit for state and foreign income taxes of approximately $0.2 million for the three months ended June 30, 2016, an effective rate of approximately (16.6)%, as compared with a provision of approximately $0.1 million for the three months ended June 30, 2015, an effective rate of approximately 0.7%. ESH REIT recorded a benefit for state and foreign income taxes of approximately $3.8 million for the six months ended June 30, 2016, an effective rate of approximately 50.9%, as compared with a provision of approximately $0.2 million for the six months ended June 30, 2015, an effective rate of approximately 0.7%. ESH REIT’s effective rate differs from the federal statutory rate of 35% primarily due to ESH REIT’s status as a REIT under the provisions of the Code. During the three months ended June 30, 2016, ESH REIT recognized a benefit of approximately $0.2 million related to the revision of a current income tax payable estimate upon filing one of its subsidiaries' income tax returns. During the six months ended June 30, 2016, in addition to the $0.2 million benefit, ESH REIT also recognized the approximate $2.3 million benefit discussed above.
ESH REIT’s income tax returns for the years 2012 to present are subject to examination by the Internal Revenue Service and other taxing authorities.

8. RELATED PARTY TRANSACTIONS
Leases and Related Rental Revenues—ESH REIT’s revenues are derived from four leases. The counterparty to each lease agreement is a wholly-owned subsidiary of the Corporation. Fixed rental revenues are recognized on a straight-line basis. For the three months ended June 30, 2016 and 2015, ESH REIT recognized fixed rental revenues of approximately $116.3 million and $123.2 million, respectively. For the six months ended June 30, 2016 and 2015, ESH REIT recognized fixed rental revenues of approximately $232.5 million and $246.4 million, respectively. Deferred rents receivable from Extended Stay America, Inc. on the accompanying unaudited condensed consolidated balance sheets represent the cumulative difference between straight-line rental revenues recognized and rental revenues contractually due. As scheduled rent payments begin to exceed straight-line rental revenues, this amount, approximately $40.9 million and $41.5 million as of June 30, 2016 and December 31, 2015, respectively, will gradually decrease through the remainder of the lease term until it is zero at the end of the lease term in October 2018.
Due to the fact that percentage rental revenue thresholds specified in the leases were achieved during the second quarter of 2016 and 2015, ESH REIT recognized approximately $0.2 million and $0.4 million of percentage rental revenues for the three and six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, unearned rental revenues related to percentage rent, as defined, were approximately $104.9 million, of which approximately $74.7 million had been received and approximately $30.2 million was outstanding and included as rents receivable on the accompanying unaudited condensed consolidated balance sheet. As of December 31, 2015, because all percentage rental revenue thresholds had been achieved for the year, no unearned contingent rental revenues existed, and approximately $4.3 million was outstanding and included as rents receivable on the accompanying unaudited condensed consolidated balance sheet.
As of June 30, 2016, unearned rental revenues related to prepaid July 2016 fixed rental revenues were approximately $38.8 million. As of December 31, 2015, unearned rental revenues related to prepaid January 2016 fixed rental revenues were approximately $38.3 million.
Distributions—The Corporation owns all of the Class A common stock of ESH REIT, which represents approximately 55% of the outstanding shares of common stock of ESH REIT. During the three and six months ended June 30, 2016, ESH REIT paid distributions of approximately $37.6 million and $122.7 million (of which approximately $47.6 million had been declared as of December 31, 2015), respectively, to the Corporation in respect of the Class A common stock of ESH REIT. During the three and six months ended June 30, 2015, ESH REIT paid distributions of approximately $37.6 million and $75.1 million, respectively, to the Corporation in respect of the Class A common stock of ESH REIT.
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
Overhead Costs—ESA Management incurs costs under a services agreement with the Corporation and ESH REIT for certain overhead services performed on the entities' behalf. The services relate to executive management, accounting, financial analysis, training and technology. For each of the three months ended June 30, 2016 and 2015, ESH REIT incurred approximately $2.6 million related to this agreement and for the six months ended June 30, 2016 and 2015, ESH REIT incurred approximately $4.6 million and $5.0 million, respectively, related to this agreement, which is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The expenses ESH REIT incurs under this services agreement include expenses related to applicable employees that participate in the Corporation’s long-term incentive plan (as described in Note 10). Such charges were approximately $0.1 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively, and $0.1 million and $0.6 million for the six months ended June 30, 2016 and 2015, respectively.
Working Capital—As of June 30, 2016, ESH REIT had an outstanding net payable of approximately $108.0 million due to the Corporation and its subsidiaries. This amount consists of monthly hotel receipts deposited into ESH REIT’s CMAs which were swept into the Corporation’s unrestricted cash accounts at the beginning of July 2016, as specified by the agreements governing the 2012 Mortgage Loan and the CMAs, and certain disbursements made by the Corporation on behalf of ESH REIT in the ordinary course of business. As of December 31, 2015, ESH REIT had an outstanding net payable of approximately $64.7 million due to the Corporation and its subsidiaries. This amount consisted of an unpaid special cash distribution ESH REIT declared on its Class A common shares of approximately $47.6 million and certain disbursements the Corporation made on behalf of ESH REIT in the ordinary course of business. Outstanding balances are typically repaid within 60 days.

Senior Note Issuance—In March 2016, in connection with ESH REIT's $800.0 million issuance of its 2025 Notes discussed in Note 6, an affiliate of one of the Sponsors acted as an initial purchaser and purchased $24.0 million of the 2025 Notes. As such, the affiliate of one of the Sponsors earned approximately $0.4 million in fees related to the transaction for the six months ended June 30, 2016.

9. COMMITMENTS AND CONTINGENCIES
Lease Commitments—ESH REIT is a tenant under long-term ground leases at four of its hotel properties. The initial terms of the ground lease agreements terminate at various dates between 2016 and 2096, and three leases include multiple renewal options for generally five or 10 year periods.
Rent expense on ground leases is recognized on a straight-line basis and was approximately $0.4 million for each of the three months ended June 30, 2016 and 2015, and approximately $0.7 million for each of the six months ended June 30, 2016 and 2015. Ground lease expense is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.
Other Commitments—ESH REIT has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of its properties is located. The initial term of the agreement terminates in 2031. The cost related to this commitment was approximately $0.1 million for each of the three months ended June 30, 2016 and 2015, and approximately $0.1 million for each of the six months ended June 30, 2016 and 2015 and is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.
Paired Share Repurchase Commitments—As of June 30, 2016, ESH REIT agreed to repurchase approximately 0.1 million ESH REIT Class B common shares for approximately $0.2 million, for which settlement had not yet occurred.
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

10. EQUITY-BASED COMPENSATION
The Corporation and ESH REIT each maintain a long-term incentive plan (“LTIP”), as amended and restated in 2015, approved by their shareholders. Under the LTIPs, the Corporation and ESH REIT may issue to eligible employees or directors restricted stock awards ("RSAs"), restricted stock units ("RSUs") or other equity-based awards, in respect of Paired Shares, with service, performance or market vesting conditions. The aggregate number of Paired Shares that may be the subject of awards under the LTIPs shall not exceed 8,000,000, of which no more than 4,000,000 may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIP has a share reserve of an equivalent number of shares of Corporation common stock and ESH REIT Class B common stock. As of June 30, 2016, approximately 4,005,000 Paired Shares were available for future issuance under the LTIPs.
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
During each of the three and six months ended June 30, 2016, ESH REIT incurred approximately $0.1 million of equity-based compensation expense related to its equity-based awards. During the three and six months ended June 30, 2015, ESH REIT incurred approximately $0.3 million and $0.6 million, respectively, of equity-based compensation expense (which included approximately $0.2 million and $0.4 million paid to the Corporation). Equity-based compensation expense is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
As of June 30, 2016, there was approximately $0.3 million of unrecognized compensation expense related to outstanding equity-based awards, which is expected to be recognized subsequent to June 30, 2016 over a weighted-average period of approximately 2.9 years. Total unrecognized compensation expense will be adjusted for actual forfeitures.

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

The Corporation accounts for awards issued under its LTIP in a manner similar to that of ESH REIT. As such, for all LTIP awards granted by the Corporation, ESH REIT will receive compensation for the fair value of the Class B shares on the date of settlement of such Class B shares by ESH REIT. As of June 30, 2016, the Corporation had granted a total of approximately 2,631,000 RSUs, of which approximately 547,000 were forfeited or settled, under which ESH REIT is counterparty and is expected to issue, and be compensated in cash for, approximately 2,002,000 shares of Class B common stock of ESH REIT in future periods, assuming performance-based awards vest at less than 100% and no additional forfeitures.
RSA/RSU activity during the six months ended June 30, 2016, was as follows:

	Number of RSAs/RSUs (in thousands)	Weighted- Average Grant-Date Fair Value
Outstanding RSAs/RSUs - January 1, 2016	244	$9.71
RSAs/RSUs granted in 2016	15	$14.08
RSAs/RSUs settled in 2016	(210)	$9.11
RSAs/RSUs forfeited in 2016	—	$—
Outstanding RSAs/RSUs - June 30, 2016	49	$13.57
Vested RSAs/RSUs - June 30, 2016	3	$19.74
Nonvested RSAs/RSUs - June 30, 2016	46	$13.24

11. SUBSEQUENT EVENTS
Subsequent to June 30, 2016, ESH REIT repurchased and retired approximately 0.1 million ESH REIT Class B common shares for approximately $0.6 million.
On July 28, 2016, the Board of Directors of ESH REIT declared a cash distribution of $0.10 per share for the second quarter of 2016 on its Class A and Class B common stock. The distribution is payable on August 25, 2016 to shareholders of record as of August 11, 2016.

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

•
Comparable Hotels. The term “Comparable Hotels” refers, when used in connection with describing our results of operations, to the 629 Extended Stay America and Extended Stay Canada-branded hotels owned and operated by the Company for the three and six months ended June 30, 2016 and 2015, and excludes the 53 hotels sold in December 2015 as part of the Portfolio Sale (as defined below).

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

The following discussion may contain forward-looking statements about our market, analysis, future trends, the demand for our services, capital expenditures and other future results, including unit growth, distributions and other topics. Actual results may differ materially from those suggested by our forward-looking statements for various reasons, including those discussed in “Risk Factors” in our combined annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 23, 2016, and “Cautionary Note Regarding Forward-Looking Statements” contained herein. Those sections expressly qualify any subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf.

Overview
We are the largest integrated owner/operator of company-branded hotels in North America. Our business operates in the extended stay lodging industry, and as of June 30, 2016, we owned and operated 629 hotel properties comprising approximately 69,400 rooms located in 44 states across the United States and in Canada. We own and operate the substantial majority of our hotels under our core brand, Extended Stay America, which serves the mid-price extended stay segment, and accounts for approximately half of the segment by number of rooms in the United States. In addition, we own and operate three Extended Stay Canada hotels.
Our extended stay hotels are designed to provide an affordable and attractive alternative to traditional lodging or apartment accommodations and are targeted toward self-sufficient, value-conscious guests. Our hotels feature fully-furnished rooms with in-room kitchens, complimentary grab-and-go breakfast, free WiFi, flat screen TVs and on-site guest laundry. Our guests include business travelers, leisure travelers, professionals on temporary work or training assignments, persons relocating, temporarily displaced or purchasing a home and anyone else in need of temporary housing. Our guests generally rent accommodations on a weekly or longer term basis. For the twelve months ended June 30, 2016, approximately 33.9%, 23.1% and 43.0% of our total revenues were derived from guests with stays from 1-6 nights, from 7-29 nights and 30 or more nights, respectively.
In December 2015, we sold a portfolio of 53 hotel properties, 47 of which operated under our former Crossland Economy Studios brand and six of which operated under our Extended Stay America brand, and certain intellectual property of Crossland Economy Studios (the "Portfolio Sale"). We no longer own, operate or manage these hotel properties, nor do we own intellectual property related to Crossland Economy Studios. See Note 4 to each of the unaudited condensed consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., both of which are included in Item 1 in this combined quarterly report on Form 10-Q.

Understanding Our Results of Operations—The Company
Revenues and Expenses. The Company’s revenues are derived from hotel ownership and operations. Hotel operating expenses account for the largest portion of the Company’s operating expenses and reflect ongoing expenses associated with the ownership and operation of our hotels.
The following table presents the components of the Company’s revenues as a percentage of our total revenues for the six months ended June 30, 2016:

Percentage of 2016 Year to Date Revenues
•     Room revenues. Room revenues are driven primarily by ADR and occupancy. Pricing policy and customer mix are significant drivers of ADR. Due to our relatively high occupancy levels, our primary focus is on increasing RevPAR by increasing ADR. For the six months ended June 30, 2016, we experienced RevPAR growth of approximately 7.5% compared to the six months ended June 30, 2015, due to a shift in our customer mix to a greater number of high yield, shorter-stay business and leisure guests, improved asset quality through our Portfolio Sale, the collective impact of our hotel renovation program and a focus on service excellence.
98.5%
• Other hotel revenues. Other hotel revenues include ancillary revenues such as laundry revenues, vending commissions, additional housekeeping fees and pet charges. Occupancy and customer mix, as well as the number and percentage of guests that have longer-term stays, are the key drivers of other hotel revenues.	1.5%
The following table presents the components of the Company’s operating expenses as a percentage of our total operating expenses for the six months ended June 30, 2016:

Percentage of 2016 Year to Date Operating Expenses
•     Hotel operating expenses. Hotel operating expenses have both fixed and variable components. Operating expenses that are relatively fixed include personnel expense, real estate tax expense and property insurance premium expense. Occupancy is a key driver of expenses that have a high degree of variability such as housekeeping services and amenity costs. Other variable expenses include marketing costs, reservation costs, property insurance claims expense and repairs and maintenance expense. We experienced an increase in hotel operating expenses of approximately $3.1 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, due mainly to increases in personnel expense, reservation costs, loss on disposal of assets, repairs and maintenance expense and real estate tax expense offset by a decrease in property insurance claims expense as well as expenses related to the hotels sold in December 2015 as part of the Portfolio Sale.
65.2%
• General and administrative expenses. General and administrative expenses include expenses associated with corporate overhead. These costs consist primarily of compensation expense of our corporate staff, which includes non-cash equity-based compensation, and professional fees, including audit, tax, legal and consulting fees.	10.8%
• Depreciation and amortization. Depreciation and amortization is a non-cash charge that relates primarily to the acquisition and related usage of hotels and other property and equipment, including capital expenditures incurred with respect to our hotel renovations.	24.0%

Understanding Our Results of Operations—ESH REIT
Revenues. ESH REIT’s rental revenues are generated from leasing its hotel properties to the Operating Lessees. Rental revenues consist of fixed minimum rental payments recognized on a straight-line basis over the lease terms plus specified percentages of total hotel revenues over designated thresholds.
Expenses. The following table presents the components of ESH REIT’s operating expenses as a percentage of ESH REIT’s total operating expenses for the six months ended June 30, 2016:

Percentage of 2016 Year to Date Operating Expenses
• Hotel operating expenses. ESH REIT’s hotel operating expenses include expenses directly related to ownership of the hotels, such as real estate tax expense and property insurance premium and claims expense.	29.2%
• General and administrative expenses. General and administrative expenses include overhead expenses incurred directly by ESH REIT and administrative costs reimbursed to ESA Management.	4.5%
• Depreciation. Depreciation is a non-cash charge that relates primarily to the acquisition and related usage of hotels and other property and equipment, including capital expenditures incurred with respect to our hotel renovations.	66.3%

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
Results of Operations—The Company
Comparison of Three Months Ended June 30, 2016 and June 30, 2015
As of June 30, 2015, we owned and operated 682 hotels consisting of 76,000 rooms. On December 8, 2015, we completed the Portfolio Sale. Therefore, as of June 30, 2016, we owned and operated 629 hotels consisting of approximately 69,400 rooms. See Note 4 to the unaudited condensed consolidated financial statements of Extended Stay America, Inc., which are included in Item 1 in this combined quarterly report on Form 10-Q.

The following table presents our consolidated results of operations for the three months ended June 30, 2016 and 2015, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended June 30,
	2016	2015	Change ($)	Change (%)

Revenues:
Room revenues	$327,833	$335,384	$(7,551)	(2.3)%
Other hotel revenues	4,956	4,927	29	0.6%
Total revenues	332,789	340,311	(7,522)	(2.2)%
Operating expenses:
Hotel operating expenses	149,078	146,499	2,579	1.8%
General and administrative expenses	23,988	26,036	(2,048)	(7.9)%
Depreciation and amortization	55,011	50,529	4,482	8.9%
Total operating expenses	228,077	223,064	5,013	2.2%
Other income	—	38	(38)	(100.0)%
Income from operations	104,712	117,285	(12,573)	(10.7)%
Other non-operating expense (income)	114	(873)	987	113.1%
Interest expense, net	35,764	35,501	263	0.7%
Income before income tax expense	68,834	82,657	(13,823)	(16.7)%
Income tax expense	7,448	17,852	(10,404)	(58.3)%
Net income	61,386	64,805	(3,419)	(5.3)%
Net income attributable to noncontrolling interests (1)	(657)	(6,822)	6,165	(90.4)%
Net income attributable to common shareholders	$60,729	$57,983	$2,746	4.7%
________________________________

(1)	Noncontrolling interests in Extended Stay America, Inc. include approximately 45% of ESH REIT’s common equity and 125 shares of ESH REIT preferred stock.

The following table presents key operating metrics, including occupancy, ADR, RevPAR and renovation displacement data for our hotels for the three months ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30,
	2016	2015	Change
Number of hotels (as of June 30) (1)	629	682	(53)
Number of rooms (as of June 30) (1)	69,383	76,000	(6,617)
Occupancy	76.7%	77.1%	(40) bps
ADR	$67.65	$62.90	7.6%
RevPAR	$51.89	$48.49	7.0%
Hotel Inventory (as of June 30) (2):
Renovated Extended Stay America (3)	530	382	148
Unrenovated Extended Stay America and other (1)	99	253	(154)
Crossland Economy Studios (1)	—	47	(47)
Total number of hotels	629	682	(53)
Renovation Displacement Data (in thousands, except percentages) (2)
Total available room nights	6,316	6,917	(601)
Room nights displaced from renovation	57	27	30
% of available room nights displaced	0.9%	0.4%	50 bps
_________________________________

(1)
In December 2015, the Company sold a portfolio of 53 hotel properties, six of which were included in "Unrenovated Extended Stay America and other" and 47 of which were included in "Crossland Economy Studios" as of June 30, 2015.

(2)	See "—Liquidity and Capital Resources—Capital Expenditures—Hotel Renovation Program."

(3)	Includes three Extended Stay Canada-branded hotels.

The following table presents key operating metrics, including occupancy, ADR, RevPAR and renovation displacement data for Comparable Hotels for the three months ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30,
	2016	2015	Change
Number of hotels	629	629	—
Number of rooms	69,383	69,383	—
Comparable Hotel Occupancy	76.7%	77.2%	(50) bps
Comparable Hotel ADR	$67.65	$65.07	4.0%
Comparable Hotel RevPAR	$51.89	$50.24	3.3%
Comparable Hotel Inventory (1):
Renovated Extended Stay America (2)	530	382	148
Unrenovated Extended Stay America and other	99	247	(148)
Comparable Hotel number of hotels	629	629	—
Comparable Hotel Renovation Displacement Data (in thousands, except percentages) (1)
Comparable Hotel available room nights	6,316	6,316	—
Comparable Hotel room nights displaced from renovation	57	27	30
% of Comparable Hotel available room nights displaced	0.9%	0.4%	50 bps
 _________________________________

(1)	See "—Liquidity and Capital Resources—Capital Expenditures—Hotel Renovation Program."

(2)	Includes three Extended Stay Canada-branded hotels.
Room revenues. Room revenues decreased by approximately $7.6 million, or 2.3%, to approximately $327.8 million for the three months ended June 30, 2016 compared to approximately $335.4 million for the three months ended June 30, 2015.  On a Comparable Hotel basis, room revenues increased by approximately $10.6 million, or 3.3%, primarily due to a 4.0% increase in ADR partially offset by a 50 bps decrease in occupancy, mainly driven by an increase in the number of Comparable Hotel room nights displaced from renovation, resulting in a 3.3% increase in RevPAR, primarily a result of a shift in our customer mix to a greater number of high yield, shorter-stay business and leisure guests, the collective impact of our hotel renovation program and a focus on service excellence.
Other hotel revenues. Other hotel revenues remained relatively consistent, increasing by approximately 0.6% to approximately $5.0 million for the three months ended June 30, 2016 compared to approximately $4.9 million for the three months ended June 30, 2015.
Hotel operating expenses. Hotel operating expenses increased by approximately $2.6 million, or 1.8%, to approximately $149.1 million for the three months ended June 30, 2016 compared to approximately $146.5 million for the three months ended June 30, 2015. On a Comparable Hotel basis, hotel operating expenses increased by approximately $12.6 million, or 9.2%, partly due to an increase in personnel expense of approximately $5.5 million and reservation costs of approximately $2.9 million, which related to an increase in commissionable bookings through online travel agents. This increase was also driven by an increase in loss on disposal of assets of approximately $1.8 million as a result of our hotel renovation program as well as an increase in real estate tax expense of approximately $1.8 million, mainly due to the receipt of a $2.1 million refund in the prior year as a result of the appeal of real estate taxes in certain jurisdictions. Partially offsetting these increases was a decrease in property insurance claims expense mainly due to lower frequency and severity of insurable events than in the prior year.
General and administrative expenses. General and administrative expenses decreased by approximately $2.0 million, or 7.9%, to approximately $24.0 million for the three months ended June 30, 2016 compared to approximately $26.0 million for the three months ended June 30, 2015. The decrease was driven by a decrease in personnel expense of approximately $1.2 million, mainly due to a decrease in short-term incentive compensation, as well as a decrease in professional fees, including legal and consulting fees, partially offset by an increase of approximately $0.7 million in expenses related to future growth initiatives.
Depreciation and amortization. Depreciation and amortization increased by approximately $4.5 million, or 8.9%, to approximately $55.0 million for the three months ended June 30, 2016 compared to approximately $50.5 million for the three months ended June 30, 2015, which was primarily due to an increase in investment in hotel assets as a result of our hotel renovation program, partially offset by the Portfolio Sale.
Other non-operating expense (income). During the three months ended June 30, 2016, we recognized a non-cash foreign currency transaction loss of approximately $0.1 million, related to the appreciation of the U.S. dollar versus the Canadian dollar at one of our Canadian currency-based entities which has U.S. dollar denominated debt. During the three months ended June 30, 2015, we recognized a non-cash foreign currency transaction gain of approximately $0.9 million, related to the depreciation of the U.S. dollar versus the Canadian dollar at one of our Canadian currency-based entities which has U.S. dollar denominated debt.
Interest expense, net. Excluding debt extinguishment costs of approximately $2.3 million incurred during the three months ended June 30, 2015 related to the repayment of approximately $500.0 million of the outstanding balance under ESH REIT’s $2.52 billion mortgage loan entered into in November 2012 (the “2012 Mortgage Loan”), consisting of the write-off of unamortized deferred financing costs of approximately $1.7 million and other costs of approximately $0.6 million, net interest expense for the three months ended June 30, 2016 increased by approximately $2.5 million, or 7.7%, to approximately $35.8 million compared to approximately $33.2 million for the three months ended June 30, 2015, primarily due to an increase in the Company’s weighted-average interest rate. The Company’s weighted-average interest rate increased to approximately 4.6% as of June 30, 2016 compared to approximately 4.4% as of June 30, 2015 due to ESH REIT’s issuance of an additional $800.0 million of its 5.25% unsecured senior notes due in 2025 (the "2025 Notes”) in March 2016, the proceeds of which, together with cash on hand, were used to repay $800.0 million in principal on the outstanding 2014 Term Loan (as defined below) and the outstanding 2012 Mortgage Loan.
Income tax expense. Our effective income tax rate decreased by approximately 10.8 percentage points to approximately 10.8% for the three months ended June 30, 2016 compared to approximately 21.6% for the three months ended June 30, 2015. The Company’s effective tax rate is lower than the federal statutory rate of 35% due to ESH REIT’s status as a REIT under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"). During the three months ended June 30, 2016, we recorded an income tax benefit of approximately $7.7 million related to the reversal of a deferred tax liability associated with the Corporation’s anticipated receipt of future ESH REIT nontaxable distributions. ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. Accordingly, ESH REIT expects to distribute approximately 100% of its taxable income for the foreseeable future. ESH REIT will incur federal and state income tax at statutory rates on its taxable income not distributed.
Comparison of Six Months Ended June 30, 2016 and June 30, 2015
As of June 30, 2015, we owned and operated 682 hotels consisting of 76,000 rooms. On December 8, 2015, we completed the Portfolio Sale. Therefore, as of June 30, 2016, we owned and operated 629 hotels consisting of approximately 69,400 rooms. See Note 4 to the unaudited condensed consolidated financial statements of Extended Stay America, Inc., which are included in Item 1 in this combined quarterly report on Form 10-Q.

The following table presents our consolidated results of operations for the six months ended June 30, 2016 and 2015, including the amount and percentage change in these results between the periods (in thousands):

	Six Months Ended June 30,
	2016	2015	Change ($)	Change (%)

Revenues:
Room revenues	$610,970	$618,682	$(7,712)	(1.2)%
Other hotel revenues	9,377	9,220	157	1.7%
Total revenues	620,347	627,902	(7,555)	(1.2)%
Operating expenses:
Hotel operating expenses	294,638	291,494	3,144	1.1%
General and administrative expenses	48,940	49,536	(596)	(1.2)%
Depreciation and amortization	108,319	99,712	8,607	8.6%
Total operating expenses	451,897	440,742	11,155	2.5%
Other income	18	41	(23)	(56.1)%
Income from operations	168,468	187,201	(18,733)	(10.0)%
Other non-operating (income) expense	(764)	892	(1,656)	(185.7)%
Interest expense, net	82,749	66,818	15,931	23.8%
Income before income tax expense	86,483	119,491	(33,008)	(27.6)%
Income tax expense	10,344	26,826	(16,482)	(61.4)%
Net income	76,139	92,665	(16,526)	(17.8)%
Net loss (income) attributable to noncontrolling interests(1)	1,636	(13,134)	14,770	(112.5)%
Net income attributable to common shareholders	$77,775	$79,531	$(1,756)	(2.2)%
________________________________

(1)	Noncontrolling interests in Extended Stay America, Inc. include approximately 45% of ESH REIT’s common equity and 125 shares of ESH REIT preferred stock.

The following table presents key operating metrics, including occupancy, ADR, RevPAR and renovation displacement data for our hotels for the six months ended June 30, 2016 and 2015, respectively:

	Six Months Ended June 30,
	2016	2015	Change
Number of hotels (as of June 30) (1)	629	682	(53)
Number of rooms (as of June 30) (1)	69,383	76,000	(6,617)
Occupancy	73.1%	73.8%	(70) bps
ADR	$66.14	$60.99	8.4%
RevPAR	$48.36	$44.98	7.5%
Hotel Inventory (as of June 30) (2):
Renovated Extended Stay America (3)	530	382	148
Unrenovated Extended Stay America and other (1)	99	253	(154)
Crossland Economy Studios (1)	—	47	(47)
Total number of hotels	629	682	(53)
Renovation Displacement Data (in thousands, except percentages) (2)
Total available room nights	12,632	13,754	(1,122)
Room nights displaced from renovation	179	103	76
% of available room nights displaced	1.4%	0.7%	70 bps
_________________________________

(1)
In December 2015, the Company sold a portfolio of 53 hotel properties, six of which were included in "Unrenovated Extended Stay America and other" and 47 of which were included in "Crossland Economy Studios" as of June 30, 2015.

(2)	See "—Liquidity and Capital Resources—Capital Expenditures—Hotel Renovation Program."

(3)	Includes three Extended Stay Canada-branded hotels.

The following table presents key operating metrics, including occupancy, ADR, RevPAR and renovation displacement data for Comparable Hotels for the six months ended June 30, 2016 and 2015, respectively:

	Six Months Ended June 30,
	2016	2015	Change
Number of hotels	629	629	—
Number of rooms	69,383	69,383	—
Comparable Hotel Occupancy	73.1%	73.7%	(60) bps
Comparable Hotel ADR	$66.14	$63.07	4.9%
Comparable Hotel RevPAR	$48.36	$46.49	4.0%

Comparable Hotel Inventory (1):
Renovated Extended Stay America (2)	530	382	148
Unrenovated Extended Stay America and other	99	247	(148)
Comparable Hotel number of hotels	629	629	—

Comparable Hotel Renovation Displacement Data (in thousands, except percentages) (1)
Comparable Hotel available room nights	12,632	12,561	71
Comparable Hotel room nights displaced from renovation	179	103	76
% of Comparable Hotel available room nights displaced	1.4%	0.8%	60 bps
 _________________________________

(1)	See "—Liquidity and Capital Resources—Capital Expenditures—Hotel Renovation Program."

(2)	Includes three Extended Stay Canada-branded hotels.
Room revenues. Room revenues decreased by approximately $7.7 million, or 1.2%, to approximately $611.0 million for the six months ended June 30, 2016 compared to approximately $618.7 million for the six months ended June 30, 2015.  On a Comparable Hotel basis, room revenues increased by approximately $27.0 million, or 4.6%, primarily due to a 4.9% increase in ADR partially offset by a 60 bps decrease in occupancy, mainly driven by an increase in the number of Comparable Hotel room nights displaced from renovation, resulting in a 4.0% increase in RevPAR, primarily a result of a shift in our customer mix to a greater number of high yield, shorter-stay business and leisure guests, the collective impact of our hotel renovation program and a focus on service excellence.
Other hotel revenues. Other hotel revenues increased by approximately $0.2 million, or 1.7%, to approximately $9.4 million for the six months ended June 30, 2016 compared to approximately $9.2 million for the six months ended June 30, 2015.
Hotel operating expenses. Hotel operating expenses increased by approximately $3.1 million, or 1.1%, to approximately $294.6 million for the six months ended June 30, 2016 compared to approximately $291.5 million for the six months ended June 30, 2015. On a Comparable Hotel basis, hotel operating expenses increased by approximately $23.0 million, or 8.5%, partly due to an increase in personnel expense of approximately $10.3 million and reservation costs of approximately $5.6 million, which related to an increase in commissionable bookings through online travel agents. This increase was also driven by an increase in loss on disposal of assets of approximately $3.1 million as a result of our hotel renovation program as well as an increase in repairs and maintenance expense of approximately $2.2 million and an increase in real estate tax expense of approximately $2.2 million, mainly due to the receipt of a $2.1 million refund in the prior year as a result of the appeal of real estate taxes in certain jurisdictions. Partially offsetting these increases was a decrease in property insurance claims expense mainly due to lower frequency and severity of insurable events than in the prior year.
General and administrative expenses. General and administrative expenses decreased by approximately $0.6 million, or 1.2%, to approximately $48.9 million for the six months ended June 30, 2016 compared to approximately $49.5 million for the six months ended June 30, 2015. The decrease was driven by a decrease in professional fees of approximately $0.9 million, including legal and consulting fees, as well as a decrease in costs related to the preparation of registration statements of approximately $0.7 million. These decreases were partially offset by an increase of approximately $1.1 million in expenses related to future growth initiatives, as well as personnel expense of approximately $0.8 million, including non-cash equity-based compensation expense, for awards granted to employees during the six months ended June 30, 2016.
Depreciation and amortization. Depreciation and amortization increased by approximately $8.6 million, or 8.6%, to approximately $108.3 million for the six months ended June 30, 2016 compared to approximately $99.7 million for the six months ended June 30, 2015, which was primarily due to an increase in investment in hotel assets as a result of our hotel renovation program, partially offset by the Portfolio Sale.
Other non-operating (income) expense. During the six months ended June 30, 2016, we recognized a non-cash foreign currency transaction gain of approximately $0.8 million, related to the depreciation of the U.S. dollar versus the Canadian dollar at one of our Canadian currency-based entities which has U.S. dollar denominated debt. During the six months ended June 30, 2015, we recognized a non-cash foreign currency transaction loss of approximately $0.9 million, related to the appreciation of the U.S. dollar versus the Canadian dollar at one of our Canadian currency-based entities which has U.S. dollar denominated debt.
Interest expense, net. Excluding debt extinguishment costs of approximately $12.1 million incurred during the six months ended June 30, 2016 related to the full repayment of the balance of approximately $366.5 million outstanding under ESH REIT’s $375.0 million term loan facility entered into in June 2014 (the “2014 Term Loan”) and the repayment of approximately $433.5 million of the outstanding balance under ESH REIT’s 2012 Mortgage Loan, consisting of the write-off of unamortized deferred financing costs and debt discount of approximately $8.4 million and prepayment penalties and other costs of approximately $3.7 million, and excluding debt extinguishment costs of approximately $2.3 million incurred during the three months ended June 30, 2015 related to the repayment of approximately $500.0 million of the outstanding balance under ESH REIT’s 2012 Mortgage Loan, consisting of the write-off of unamortized deferred financing costs of approximately $1.7 million and other costs of approximately $0.6 million, net interest expense for the six months ended June 30, 2016 increased by approximately $6.1 million, or 9.5%, to approximately $70.6 million compared to approximately $64.5 million for the six months ended June 30, 2015, primarily due to an increase in the Company’s weighted-average interest rate. The Company’s weighted-average interest rate increased to approximately 4.6% as of June 30, 2016 compared to approximately 4.4% as of June 30, 2015 due to ESH REIT’s issuance of an additional $800.0 million of the 2025 Notes in March 2016, the proceeds of which, together with cash on hand, were used to repay $800.0 million in principal on the outstanding 2014 Term Loan and the outstanding 2012 Mortgage Loan.
Income tax expense. Our effective income tax rate decreased by approximately 10.5 percentage points to approximately 12.0% for the six months ended June 30, 2016 compared to approximately 22.5% for the six months ended June 30, 2015. The Company’s effective tax rate is lower than the federal statutory rate of 35% due to ESH REIT’s status as a REIT under the provisions of the Code. The decrease in our effective income tax rate for the six months ended June 30, 2016 is due to the recognition of an income tax benefit of approximately $7.7 million related to the reversal of a deferred tax liability associated with the Corporation’s anticipated receipt of future ESH REIT nontaxable distributions and due to the recognition of an income tax benefit of approximately $1.8 million with respect to the reversal of net deferred tax liabilities reported as of December 31, 2015, which related to the previously estimated 5% of taxable income expected to be retained by ESH REIT. ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. Accordingly, ESH REIT expects to distribute approximately 100% of its taxable income for the foreseeable future. ESH REIT will incur federal and state income tax at statutory rates on its taxable income not distributed.

Results of Operations—ESH REIT
ESH REIT’s sole source of revenues is lease rental revenues and its hotel operating expenses reflect only those hotel operating expenses that are incurred directly related to the ownership of the hotels. Administrative costs reimbursed to ESA Management are reflected as a component of general and administrative expenses.
Comparison of Three Months Ended June 30, 2016 and June 30, 2015
As of June 30, 2015, ESH REIT owned 682 hotels consisting of 76,000 rooms. On December 8, 2015, ESH REIT sold a portfolio of 53 hotels, 47 of which operated under the Crossland Economy Studios brand and six of which operated under the Extended Stay America brand. Therefore, as of June 30, 2016, ESH REIT owned 629 hotels consisting of approximately 69,400 rooms. See Note 4 to the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., which are included in Item 1 in this combined quarterly report on Form 10-Q.
The following table presents ESH REIT’s consolidated results of operations for the three months ended June 30, 2016 and 2015, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended June 30,
	2016	2015	Change ($)	Change (%)
Revenues: Rental revenues from Extended Stay America, Inc.	$116,492	$123,600	$(7,108)	(5.8)%
Operating expenses:
Hotel operating expenses	22,231	20,737	1,494	7.2%
General and administrative expenses	4,167	4,355	(188)	(4.3)%
Depreciation	53,758	49,287	4,471	9.1%
Total operating expenses	80,156	74,379	5,777	7.8%
Other income	—	37	(37)	(100.0)%
Income from operations	36,336	49,258	(12,922)	(26.2)%
Other non-operating income	(1)	(771)	770	(99.9)%
Interest expense, net	35,075	34,734	341	1.0%
Income before income tax (benefit) expense	1,262	15,295	(14,033)	(91.7)%
Income tax (benefit) expense	(209)	107	(316)	(295.3)%
Net income	$1,471	$15,188	$(13,717)	(90.3)%
Rental revenues from Extended Stay America, Inc. Rental revenues decreased by approximately $7.1 million, or 5.8%, to approximately $116.5 million for the three months ended June 30, 2016 compared to approximately $123.6 million for the three months ended June 30, 2015. Rental revenues consist of fixed minimum rental payments recognized on a straight-line basis over the terms of the lease plus specified percentages of total hotel revenues over designated thresholds. Percentage rental revenues of approximately $0.2 million and $0.4 million were recognized during the three months ended June 30, 2016 and June 30, 2015, respectively. The decrease in rental revenues was mainly due to the sale of the portfolio of 53 hotels in December 2015, partially offset by the depreciation of the U.S. dollar relative to the Canadian dollar.
Hotel operating expenses. Hotel operating expenses increased by approximately $1.5 million, or 7.2%, to approximately $22.2 million for the three months ended June 30, 2016 compared to approximately $20.7 million for the three months ended June 30, 2015. The increase was due to an increase in loss on disposal of assets of approximately $1.6 million as a result of ESH REIT’s hotel reinvestment program as well as an increase in real estate tax expense of approximately $0.9 million, mainly due to the receipt of a $2.1 million refund in the prior year as a result of the appeal of real estate taxes in certain jurisdictions. These increases were offset by decreases in property-related costs that were obligations of ESH REIT due to its ownership of the 53 hotels sold in December 2015.
General and administrative expenses. General and administrative expenses decreased by approximately $0.2 million, or 4.3%, to approximately $4.2 million for the three months ended June 30, 2016 compared to approximately $4.4 million for the three months ended June 30, 2015. The decrease was primarily driven by decreases in costs related to the preparation of registration statements of approximately $0.3 million and non-cash equity-based compensation expense of approximately $0.3 million.

Depreciation. Depreciation increased by approximately $4.5 million, or 9.1%, to approximately $53.8 million for the three months ended June 30, 2016 compared to approximately $49.3 million for the three months ended June 30, 2015, which was primarily due to an increase in investment in hotel assets as a result of our hotel renovation program, partially offset by the sale of the portfolio of 53 hotels in December 2015.
Other non-operating income. During the three months ended June 30, 2016 and June 30, 2015, ESH REIT recognized a non-cash foreign currency transaction gain of approximately $0.0 million and $0.8 million, respectively, related to the depreciation of the U.S. dollar versus the Canadian dollar at one of its Canadian currency-based entities which has U.S. dollar denominated debt.
Interest expense, net. Excluding debt extinguishment costs of approximately $2.3 million incurred during the three months ended June 30, 2015 related to the repayment of approximately $500.0 million of the outstanding balance under ESH REIT’s 2012 Mortgage Loan, consisting of the write-off of unamortized deferred financing costs of approximately $1.7 million and other costs of approximately $0.6 million, net interest expense for the three months ended June 30, 2016 increased by approximately $2.6 million, or 8.1%, to approximately $35.1 million compared to approximately $32.5 million for the three months ended June 30, 2015, primarily due to an increase in ESH REIT’s weighted-average interest rate. ESH REIT’s weighted-average interest rate increased to approximately 4.6% as of June 30, 2016 compared to approximately 4.4% as of June 30, 2015 due to ESH REIT’s issuance of an additional $800.0 million of the 2025 Notes in March 2016, the proceeds of which, together with cash on hand, were used to repay $800.0 million in principal on the outstanding 2014 Term Loan and the outstanding 2012 Mortgage Loan.
Income tax (benefit) expense. ESH REIT’s effective income tax rate decreased by approximately 17.3 percentage points to a benefit of approximately 16.6% for the three months ended June 30, 2016 compared to a provision of approximately 0.7% for the three months ended June 30, 2015. ESH REIT’s effective tax rate is lower than the federal statutory rate of 35% due to its status as a REIT under the provisions of the Code. During the three months ended June 30, 2016, ESH REIT incurred an income tax benefit of approximately $0.2 million due to a revision of its current income tax payable estimate upon filing of one of its subsidiaries’ income tax returns.
Comparison of Six Months Ended June 30, 2016 and June 30, 2015
As of June 30, 2015, ESH REIT owned 682 hotels consisting of 76,000 rooms. On December 8, 2015, ESH REIT sold a portfolio of 53 hotels, 47 of which operated under the Crossland Economy Studios brand and six of which operated under the Extended Stay America brand. Therefore, as of June 30, 2016, ESH REIT owned 629 hotels consisting of approximately 69,400 rooms. See Note 4 to the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., which are included in Item 1 in this combined quarterly report on Form 10-Q.

The following table presents ESH REIT’s consolidated results of operations for the six months ended June 30, 2016 and 2015, including the amount and percentage change in these results between the periods (in thousands):

	Six Months Ended June 30,
	2016	2015	Change ($)	Change (%)
Revenues: Rental revenues from Extended Stay America, Inc.	$232,734	$246,791	$(14,057)	(5.7)%
Operating expenses:
Hotel operating expenses	46,602	45,356	1,246	2.7%
General and administrative expenses	7,201	8,359	(1,158)	(13.9)%
Depreciation	105,798	97,322	8,476	8.7%
Total operating expenses	159,601	151,037	8,564	5.7%
Other income	—	37	(37)	(100.0)%
Income from operations	73,133	95,791	(22,658)	(23.7)%
Other non-operating (income) expense	(774)	1,066	(1,840)	(172.6)%
Interest expense, net	81,365	65,285	16,080	24.6%
(Loss) income before income tax (benefit) expense	(7,458)	29,440	(36,898)	(125.3)%
Income tax (benefit) expense	(3,799)	206	(4,005)	(1,944.2)%
Net (loss) income	$(3,659)	$29,234	$(32,893)	(112.5)%
Rental revenues from Extended Stay America, Inc. Rental revenues decreased by approximately $14.1 million, or 5.7%, to approximately $232.7 million for the six months ended June 30, 2016 compared to approximately $246.8 million for the six months ended June 30, 2015. Rental revenues consist of fixed minimum rental payments recognized on a straight-line basis over the terms of the lease plus specified percentages of total hotel revenues over designated thresholds. Percentage rental revenues of approximately $0.2 million and $0.4 million were recognized during the six months ended June 30, 2016 and June 30, 2015, respectively. The decrease in rental revenues was mainly due to the sale of the portfolio of 53 hotels in December 2015, partially offset by the depreciation of the U.S. dollar relative to the Canadian dollar.
Hotel operating expenses. Hotel operating expenses increased by approximately $1.2 million, or 2.7%, to approximately $46.6 million for the six months ended June 30, 2016 compared to approximately $45.4 million for the six months ended June 30, 2015. The increase was due to an increase in loss on disposal of assets of approximately $3.0 million as a result of ESH REIT's hotel renovation program as well as an increase in real estate tax expense of approximately $0.4 million, mainly due to the receipt of a $2.1 million refund in the prior year as a result of the appeal of real estate taxes in certain jurisdictions. These increases were offset by decreases in property-related costs that were obligations of ESH REIT due to its ownership of the 53 hotels sold in December 2015, including property insurance claims expense of approximately $1.3 million due to lower frequency and severity of insurable events than in the prior year.
General and administrative expenses. General and administrative expenses decreased by approximately $1.2 million, or 13.9%, to approximately $7.2 million for the six months ended June 30, 2016 compared to approximately $8.4 million for the six months ended June 30, 2015. The decrease was mainly due to decreases in non-cash equity-based compensation expense of approximately $0.6 million as well as a decrease in reimbursable costs of approximately $0.4 million to ESA Management for administrative services performed on ESH REIT’s behalf (including executive management, accounting, financial analysis, training and technology) and costs related to the preparation of registration statements of approximately $0.4 million.
Depreciation. Depreciation increased by approximately $8.5 million, or 8.7%, to approximately $105.8 million for the six months ended June 30, 2016 compared to approximately $97.3 million for the six months ended June 30, 2015, which was primarily due to an increase in investment in hotel assets as a result of our hotel renovation program, partially offset by the sale of the portfolio of 53 hotels in December 2015.
Other non-operating (income) expense. During the six months ended June 30, 2016, ESH REIT recognized a non-cash foreign currency transaction gain of approximately $0.8 million, related to the depreciation of the U.S. dollar versus the Canadian dollar at one of its Canadian currency-based entities which has U.S. dollar denominated debt. During the six months ended June 30, 2015, ESH REIT recognized a non-cash foreign currency transaction loss of approximately $1.1 million, related to the appreciation of the U.S. dollar versus the Canadian dollar at one of its Canadian currency-based entities which has U.S. dollar denominated debt.
Interest expense, net. Excluding debt extinguishment costs of approximately $12.1 million incurred during the six months ended June 30, 2016 related to the full repayment of the balance of approximately $366.5 million outstanding under ESH REIT’s 2014 Term Loan and the repayment of approximately $433.5 million of the outstanding balance under ESH REIT’s 2012 Mortgage Loan, consisting of the write-off of unamortized deferred financing costs and debt discount of approximately $8.4 million and prepayment penalties and other costs of approximately $3.7 million, and excluding debt extinguishment costs of approximately $2.3 million incurred during the three months ended June 30, 2015 related to the repayment of approximately $500.0 million of the outstanding balance under ESH REIT’s 2012 Mortgage Loan, consisting of the write-off of unamortized deferred financing costs of approximately $1.7 million and other costs of approximately $0.6 million, net interest expense for the six months ended June 30, 2016 increased by approximately $6.3 million, or 10.0%, to approximately $69.3 million compared to approximately $63.0 million for the six months ended June 30, 2015, primarily due to an increase in ESH REIT’s weighted-average interest rate. ESH REIT’s weighted-average interest rate increased to approximately 4.6% as of June 30, 2016 compared to approximately 4.4% as of June 30, 2015 due to ESH REIT’s issuance of an additional $800.0 million of the 2025 Notes in March 2016, the proceeds of which, together with cash on hand, were used to repay $800.0 million in principal on the outstanding 2014 Term Loan and the outstanding 2012 Mortgage Loan.
Income tax (benefit) expense. ESH REIT’s effective income tax rate decreased by approximately 51.6 percentage points to a benefit of approximately 50.9% for the six months ended June 30, 2016 compared to a provision of approximately 0.7% for the six months ended June 30, 2015. ESH REIT’s effective tax rate is lower than the federal statutory rate of 35% due to its status as a REIT under the provisions of the Code. The decrease in ESH REIT's effective income tax rate for the six months ended June 30, 2016 is due to a $0.2 million revision of its current income tax payable estimate upon filing one of its subsidiaries' income tax returns and the recognition of an income tax benefit of approximately $2.3 million with respect to the reversal of net deferred tax liabilities reported as of December 31, 2015, which related to the previously estimated 5% of taxable income expected to be retained by ESH REIT. ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. Accordingly, ESH REIT expects to distribute approximately 100% of its taxable income for the foreseeable future. ESH REIT will incur federal and state income tax at statutory rates on its taxable income not distributed.

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

•
Other expenses—We exclude the effect of other expenses that we do not consider reflective of ongoing or future operating performance including the following: loss on disposal of assets, transaction costs associated with the sale of hotel properties and costs incurred in connection with the preparation of registration statements.

EBITDA and Adjusted EBITDA as presented may not be comparable to similar measures calculated by other companies. This information should not be considered as an alternative to net income, net income per common share, cash flow from operations or any other operating performance measure calculated in accordance with U.S. GAAP. Cash expenditures for real estate or hotel assets such as capital expenditures, interest expense and other items have been and will continue to be incurred and are not reflected in EBITDA or Adjusted EBITDA. Management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions and assessments of operating performance. The Company’s unaudited condensed consolidated statements of operations and cash flows include capital expenditures, net interest expense and other excluded items, all of which should be considered when evaluating our performance, in addition to our non-GAAP financial measures. Additionally, EBITDA and Adjusted EBITDA should not solely be considered as measures of our liquidity or indicative of funds available to fund our cash needs, including unit growth or our ability to pay distributions.
EBITDA and Adjusted EBITDA are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single, consolidated enterprise, which is reflected in the consolidated Company results of operations; therefore, we believe these performance measures are meaningful for the Company only.
The following table provides a reconciliation of net income to EBITDA and Adjusted EBITDA for the Company for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Net income	$61,386		$64,805		$76,139		$92,665
Interest expense, net	35,764		35,501		82,749		66,818
Income tax expense	7,448		17,852		10,344		26,826
Depreciation and amortization	55,011		50,529		108,319		99,712
EBITDA	159,609		168,687		277,551		286,021
Non-cash equity-based compensation	2,939		2,803		5,619		4,919
Other non-operating expense (income)	114		(873)		(764)		892
Other expenses	1,997	(1)	1,101	(2)	5,052	(3)	2,744	(4)
Adjusted EBITDA	$164,659		$171,718		$287,458		$294,576
_________________________________

(1)	Includes loss on disposal of assets of approximately $2.1 million and transaction costs of approximately $(0.1) million due to the revision of an estimate related to the Portfolio Sale.

(2)	Includes costs incurred in connection with the preparation of the registration statement filed in June 2015 of approximately $0.7 million and loss on disposal of assets of approximately $0.4 million.

(3)	Includes loss on disposal of assets of approximately $5.0 million and transaction costs of approximately $0.1 million due to the revision of an estimate related to the Portfolio Sale.

(4)	Includes costs incurred in connection with the preparation of the registration statement filed in June 2015 of approximately $0.7 million and loss on disposal of assets of approximately $2.0 million.

As a result of the Portfolio Sale, to facilitate a more useful period over period comparison of the Company’s performance, we also present EBITDA and Adjusted EBITDA on a Comparable Hotel basis to enable investors to better evaluate our operating performance. The following table provides a reconciliation of net income to EBITDA and Comparable Hotel Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June,				Six Months Ended June,
	2016		2015		2016		2015
Net income	$61,386		$64,805		$76,139		$92,665
Interest expense, net	35,764		35,501		82,749		66,818
Income tax expense	7,448		17,852		10,344		26,826
Depreciation and amortization	55,011		50,529		108,319		99,712
EBITDA	159,609		168,687		277,551		286,021
Adjusted Property EBITDA of hotels not owned for entirety of periods presented	—		(8,548)		—		(15,680)
Non-cash equity-based compensation	2,939		2,803		5,619		4,919
Other non-operating expense (income)	114		(873)		(764)		892
Other expenses	1,997	(1)	1,101	(2)	5,052	(3)	2,744	(4)
Comparable Hotel Adjusted EBITDA	$164,659		$163,170		$287,458		$278,896
_________________________________

(1)	Includes loss on disposal of assets of approximately $2.1 million and transaction costs of approximately $(0.1) million due to the revision of an estimate related to the Portfolio Sale.

(2)
Includes costs incurred in connection with the preparation of the registration statement filed in June 2015 of approximately $0.7 million and loss on disposal of assets of approximately $0.4 million, $0.1 million of which relates to the hotels not owned for entirety of periods presented.

(3)	Includes loss on disposal of assets of approximately $5.0 million and transaction costs of approximately $0.1 million due to the revision of an estimate related to the Portfolio Sale.

(4)
Includes costs incurred in connection with the preparation of the registration statement filed in June 2015 of approximately $0.7 million and loss on disposal of assets of approximately $2.0 million, $0.2 million of which relates to the hotels not owned for entirety of periods presented.

Hotel Operating Profit and Hotel Operating Margin
Hotel Operating Profit and Hotel Operating Margin measure hotel-level operating results prior to debt service, income tax expense, depreciation and amortization and general and administrative expenses. The Company believes that Hotel Operating Profit and Hotel Operating Margin are useful measures to investors regarding our operating performance as they help us and investors evaluate aggregate hotel-level profitability, specifically hotel operating efficiency and effectiveness. Further, these measures allow us and our investors to analyze period over period operating margin flow-through (the change in Hotel Operating Profit divided by the change in total hotel revenues).
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

The following table provides a reconciliation of room revenues, other hotel revenues and hotel operating expenses (excluding loss on disposal of assets) to Hotel Operating Profit and Hotel Operating Margin for the Company for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Room revenues	$327,833	$335,384	$610,970	$618,682
Other hotel revenues	4,956	4,927	9,377	9,220
Total hotel revenues	332,789	340,311	620,347	627,902
Hotel operating expenses (1)	146,973	146,034	289,637	289,455
Hotel Operating Profit	$185,816	$194,277	$330,710	$338,447
Hotel Operating Margin	55.8%	57.1%	53.3%	53.9%
_________________________________

(1)	Excludes loss on disposal of assets of approximately $2.1 million, $0.4 million, $5.0 million and $2.0 million, respectively.
As a result of the Portfolio Sale, to facilitate a more useful period over period comparison of the Company’s performance, we also present Hotel Operating Profit and Hotel Operating Margin on a Comparable Hotel basis to enable investors to better evaluate our operating performance. The following table provides a reconciliation of room revenues, other hotel revenues and hotel operating expenses (excluding loss on disposal of assets) to Comparable Hotel total revenues, Comparable Hotel operating expenses (excluding loss on disposal of assets), Comparable Hotel Operating Profit and Comparable Hotel Operating Margin for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Room revenues	$327,833	$335,384	$610,970	$618,682
Other hotel revenues	4,956	4,927	9,377	9,220
Total revenues of hotels not owned for entirety of periods presented	—	(18,428)	—	(35,377)
Comparable Hotel total revenues	332,789	321,883	620,347	592,525
Hotel operating expenses (1)	146,973	146,034	289,637	289,455
Hotel operating expenses of hotels not owned for entirety of periods presented (2)	—	(9,880)	—	(19,697)
Comparable Hotel operating expenses	146,973	136,154	289,637	269,758
Comparable Hotel Operating Profit	$185,816	$185,729	$330,710	$322,767
Comparable Hotel Operating Margin	55.8%	57.7%	53.3%	54.5%
_________________________________

(1)	Excludes loss on disposal of assets of approximately $2.1 million, $0.4 million, $5.0 million and $2.0 million, respectively.

(2)	Excludes loss on disposal of assets of approximately $0, $0.1 million, $0 and $0.2 million, respectively.
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

Paired Share Income is defined as the sum of net income attributable to common shareholders and noncontrolling interests attributable to Class B common shares of ESH REIT. Adjusted Paired Share Income is defined as Paired Share Income adjusted for items that, net of income taxes, we believe are not reflective of our ongoing or future operating performance. We adjust Paired Share Income for the following items, net of income taxes, and refer to this measure as Adjusted Paired Share Income: debt extinguishment costs, other non-operating expense (income) (including foreign currency transaction loss or gain) and other expenses, such as loss on disposal of assets, transaction costs associated with the sale of hotel properties and costs incurred in connection with the preparation of registration statements. With the exception of non-cash equity-based compensation, an ongoing charge, and debt extinguishment costs, these adjustments (other than the effect of income taxes) are the same as those used in the reconciliation of EBITDA to Adjusted EBITDA.
Adjusted Paired Share Income per Paired Share is defined as Adjusted Paired Share Income divided by the number of Paired Shares outstanding on a diluted basis. Until such time as the number of outstanding common shares of the Corporation and Class B common shares of ESH REIT differ, we believe Adjusted Paired Share Income per Paired Share is useful to investors, as it represents the economic risks and rewards related to an investment in our Paired Shares. We believe that Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share provide meaningful indicators of the Company’s operating performance in addition to separate and/or individual analyses of net income attributable to common shareholders of the Corporation and net income attributable to Class B common shareholders of ESH REIT, each of which is impacted by specific U.S. GAAP requirements, including the recognition of contingent lease rental revenues and the recognition of lease rental revenues on a straight-line basis, and may not necessarily reflect how cash flows are generated on an individual entity or total enterprise basis. Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share should not be considered as an alternative to net income of the Company, net income of the Corporation, net income of ESH REIT, net income per share of common stock of the Corporation, net income per share of Class A or Class B common stock of ESH REIT or any other operating measure calculated in accordance with U.S. GAAP.
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
The following table provides a reconciliation of net income attributable to common shareholders to Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share for the Company for the three and six months ended June 30, 2016 and 2015 (in thousands, except per Paired Share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Net income attributable to common shareholders	$60,729		$57,983		$77,775		$79,531
Noncontrolling interests attributable to Class B common shares of ESH REIT	653		6,820		(1,644)		13,126
Paired Share Income	61,382		64,803		76,131		92,657
Debt extinguishment costs	—		2,283		12,103		2,283
Other non-operating expense (income)	114		(873)		(764)		892
Other expenses	1,997	(1)	1,101	(2)	5,052	(3)	2,744	(4)
Tax effect of adjustments to Paired Share Income	(460)		(541)		(3,730)		(1,373)
Adjusted Paired Share Income	$63,033		$66,773		$88,792		$97,203

Adjusted Paired Share Income per Paired Share – diluted	$0.31		$0.33		$0.44		$0.48

Weighted average Paired Shares outstanding – diluted	201,689		204,553		203,029		204,465
________________________________

(1)	Includes loss on disposal of assets of approximately $2.1 million and transaction costs of approximately $(0.1) million due to the revision an estimate related to the Portfolio Sale.

(2)	Includes costs incurred in connection with the preparation of the registration statement filed in June 2015 of approximately $0.7 million and loss on disposal of assets of approximately $0.4 million.

(3)	Includes loss on disposal of assets of approximately $5.0 million and transaction costs of approximately $0.1 million due to the revision of an estimate related to the Portfolio Sale.

(4)	Includes costs incurred in connection with the preparation of the registration statement filed in June 2015 of approximately $0.7 million and loss on disposal of assets of approximately $2.0 million.

Liquidity and Capital Resources
Company Overview
On a consolidated basis, we have historically generated significant cash flow from operations and have financed our ongoing business primarily with existing cash and cash flow generated from operations. We generated cash flow from operations of approximately $190.2 million for the six months ended June 30, 2016. Our current liquidity requirements consist primarily of funds necessary to pay for operating expenses associated with our hotels, recurring maintenance and capital expenditures necessary to maintain our hotels, general and administrative expenses, interest expense, income taxes, Paired Share repurchases, Corporation distributions, required ESH REIT distributions and the repayment of outstanding amounts under our revolving credit facilities which mature in November 2016, each of which is subject to a one-year extension option. In addition to recurring maintenance and capital expenditures necessary to maintain our hotels, we are also performing, and expect to continue to perform, renovations to our hotels. See “—Capital Expenditures—Hotel Renovation Program.” We expect to fund our hotel renovation program from a combination of cash on hand, cash flow from operations and/or borrowings under our revolving credit facilities (as described below), as needed. Other long-term liquidity requirements are expected to include the need to (i) obtain funds to acquire, develop or construct additional hotels, and (ii) refinance (including prior to or in connection with debt maturity payments) ESH REIT’s 2012 Mortgage Loan and 2025 Notes maturing in December 2019 and May 2025, respectively. See Note 7 to the unaudited condensed consolidated financial statements of Extended Stay America, Inc. and Note 6 to the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 1 in this combined quarterly report on Form 10-Q. We may seek to refinance our outstanding indebtedness at any time. We cannot assure you that the Corporation and/or ESH REIT will be able to refinance any of its debt on attractive terms at or before maturity, or on commercially reasonable terms or at all, or the timing of any such refinancing.
We expect to meet our long-term liquidity requirements through various sources of capital, including future debt financings or equity issuances by the Corporation and/or ESH REIT, existing working capital and cash flow from operations. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the current and future state of overall capital and credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing or prospective lenders, general market conditions for the lodging industry, our operating performance and liquidity and market perceptions about us. The success of our business strategies will depend, in part, on our ability to access these various capital sources. There can be no assurance that we will be able to raise any such financing on terms acceptable to us or at all.
The Company had cash and cash equivalents of approximately $137.1 million and restricted cash of approximately $190.1 million at June 30, 2016. Based upon the current level of operations, management believes that cash flow from operations, together with our cash balances and available borrowings under our revolving credit facilities, will be adequate to meet our anticipated funding requirements and business objectives for the foreseeable future. We regularly review our capital structure and at any time may refinance or repay existing indebtedness, incur new indebtedness or issue debt or equity securities.
During the six months ended June 30, 2016, ESH REIT issued $800.0 million of additional 2025 Notes at 98.5% of par value. ESH REIT received net proceeds of approximately $772.8 million, which, together with cash on hand, were used to fully repay the balance of approximately $366.5 million outstanding under its 2014 Term Loan and repay approximately $433.5 million of the outstanding balance under its 2012 Mortgage Loan.
In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program for up to $100 million of Paired Shares. In February 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from $100 million to up to $200 million of Paired Shares. The program expires on December 31, 2016. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice. As of June 30, 2016, the Corporation and ESH REIT repurchased and retired their respective portion of approximately 4.0 million Paired Shares for approximately $60.4 million. Subsequent to June 30, 2016, the Corporation and ESH REIT repurchased and retired their respective portion of approximately 0.1 million additional Paired Shares for approximately $1.6 million.

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
On February 23, 2016, the Board of Directors of ESH REIT declared a cash distribution of $0.15 per Class A and Class B common share for the fourth quarter of 2015. Additionally, the Board of Directors of the Corporation declared a cash distribution of $0.02 per common share for the fourth quarter of 2015. These distributions, which totaled $0.17 per Paired Share, were paid in March 2016.
On April 26, 2016, the Board of Directors of ESH REIT declared a cash distribution of $0.15 per Class A and Class B common share for the first quarter of 2016. Additionally, the Board of Directors of the Corporation declared a cash distribution of $0.04 per common share for the first quarter of 2016. These distributions, which totaled $0.19 per Paired Share, were paid in May 2016.
On July 28, 2016, the Board of Directors of ESH REIT declared a cash distribution of $0.10 per Class A and Class B common share for the second quarter of 2016. Additionally, the Board of Directors of the Corporation declared a cash distribution of $0.09 per common share for the second quarter of 2016. These distributions, which total $0.19 per Paired Share, are payable on August 25, 2016 to shareholders of record as of August 11, 2016.
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
ESH REIT
ESH REIT’s primary source of liquidity is rental revenues derived from leases with the Operating Lessees. ESH REIT’s primary uses of liquidity are fixed costs associated with ownership of the hotel properties, including interest expense, scheduled principal payments (including debt maturity payments) on its outstanding indebtedness, real estate tax expense, property insurance premium and claims expense, capital expenditures, including those capital expenditures related to our hotel renovation program and the payment of distributions. Other long-term liquidity requirements are expected to include the need to obtain funds to acquire, develop or construct additional hotels. In order to qualify and maintain its status as a REIT, ESH REIT must distribute annually to its shareholders an amount at least equal to:

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
Due to REIT distribution requirements, ESH REIT has historically not accumulated significant amounts of cash. As a result, and as discussed above, we expect that ESH REIT will need to refinance all or a portion of its debt, including the 2012 Mortgage Loan and the 2025 Notes, on or before maturity. ESH REIT’s current liquidity requirements also include the repayment of any outstanding amounts under the ESH REIT Revolving Credit Facility which matures in November 2016, subject to a one-year extension. See Note 6 to the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., which is included in Item 1 in this combined quarterly report on Form 10-Q. We cannot assure you that ESH REIT will be able to refinance any of its debt on attractive terms at or before maturity, on commercially reasonable terms or at all.
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
Comparison of Six Months Ended June 30, 2016 and June 30, 2015
We had unrestricted cash and cash equivalents of approximately $137.1 million and $68.2 million at June 30, 2016 and 2015, respectively. The following table summarizes the changes in our cash and cash equivalents as a result of operating, investing and financing activities for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015	Change ($)
Cash provided by (used in):
Operating activities	$190,220	$223,276	$(33,056)
Investing activities	(212,723)	(189,702)	(23,021)
Financing activities	(213,655)	(86,654)	(127,001)
Effects of changes in exchange rate on cash and cash equivalents	23	(39)	62
Net decrease in cash and cash equivalents	$(236,135)	$(53,119)	$(183,016)
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled approximately $190.2 million for the six months ended June 30, 2016 compared to approximately $223.3 million for the six months ended June 30, 2015, a decrease of approximately $33.1 million. Cash flows provided by operating activities decreased during the six months ended June 30, 2016 mainly due to the December 2015 Portfolio Sale and an increase in interest expense, which included $3.7 million in prepayment penalties and other costs in connection with the full repayment of ESH REIT's 2014 Term Loan. The decreases were partially offset by the positive impact related to improved Comparable Hotel operating performance, specifically a 4.0% increase in RevPAR for these hotels and the management of short-term working capital.
Cash Flows used in Investing Activities
Cash flows used in investing activities totaled approximately $212.7 million for the six months ended June 30, 2016 compared to approximately $189.7 million for the six months ended June 30, 2015, an increase of approximately $23.0 million. Cash flows used in investing activities increased during the six months ended June 30, 2016, primarily due to an increase in purchases of property and equipment due to additional hotel renovation activity. The increased hotel renovation activity is evidenced by the fact that approximately 179,000 room nights were displaced from renovation during the six months ended June 30, 2016 compared to approximately 103,000 room nights displaced from renovation during the six months ended June 30, 2015.
Cash Flows used in Financing Activities
Cash flows used in financing activities totaled approximately $213.7 million for the six months ended June 30, 2016 compared to approximately $86.7 million for the six months ended June 30, 2015, an increase of approximately $127.0 million. Cash flows used in financing activities increased due to the repurchase of approximately $60.4 million of Paired Shares as well as an increase in distributions paid to holders of Paired Shares of approximately $59.0 million, mainly due to the special cash distribution paid in January 2016. Additionally, cash flows used in financing activities increased due to an increase in net loan repayments of approximately $6.7 million.

Sources and Uses of Cash – ESH REIT
The following cash flow table and comparisons are provided for ESH REIT:
Comparison of Six Months Ended June 30, 2016 and June 30, 2015
ESH REIT had unrestricted cash and cash equivalents of approximately $40.1 million and $10.0 million at June 30, 2016 and 2015, respectively. The following table summarizes the changes in ESH REIT’s cash and cash equivalents as a result of operating, investing and financing activities for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015	Change ($)
Cash provided by (used in):
Operating activities	$203,289	$180,898	$22,391
Investing activities	(210,437)	(185,944)	(24,493)
Financing activities	(175,999)	(18,754)	(157,245)
Net decrease in cash and cash equivalents	$(183,147)	$(23,800)	$(159,347)
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled approximately $203.3 million for the six months ended June 30, 2016 compared to approximately $180.9 million for the six months ended June 30, 2015, an increase of approximately $22.4 million. Cash flows provided by operating activities increased due to an increase in minimum and percentage rental revenues collected from the Operating Lessees (on a Comparable Hotel basis) offset by the sale of the portfolio of 53 hotels in December 2015.
Cash Flows used in Investing Activities
Cash flows used in investing activities totaled approximately $210.4 million for the six months ended June 30, 2016 compared to approximately $185.9 million for the six months ended June 30, 2015, an increase of approximately $24.5 million. Cash flows used in investing activities increased during the six months ended June 30, 2016, primarily due to an increase in purchases of property and equipment due to additional hotel renovation activity. The increased hotel renovation activity is evidenced by the fact that approximately 179,000 room nights were displaced from renovation during the six months ended June 30, 2016 compared to approximately 103,000 room nights displaced from renovation during the six months ended June 30, 2015. This increase was offset by a decrease in the use of restricted cash due to lower cash receipts as a result of the sale of 53 hotels in December 2015.
Cash Flows used in Financing Activities
Cash flows used in financing activities totaled approximately $176.0 million for the six months ended June 30, 2016 compared to approximately $18.8 million for the six months ended June 30, 2015, an increase of approximately $157.2 million. Cash flows used in financing activities increased due to an increase in distributions paid to holders of Class A and Class B common shares of approximately $86.2 million, mainly due to the special cash distribution paid in January 2016, as well as repurchases of approximately $23.4 million of shares of Class B common stock. Additionally, cash flows used in financing activities increased due to an increase in net loan repayments of approximately $6.7 million.
Capital Expenditures
We maintain each of our hotels in good repair and condition and in conformity with applicable laws and regulations. The cost of all improvements and significant alterations are generally made with cash flows from operations. During the six months ended June 30, 2016 and 2015, we incurred capital expenditures of approximately $109.9 million and $74.1 million, respectively. These capital expenditures were primarily made as a result of our hotel renovation program, which remains ongoing. Funding for future capital expenditures is expected to be provided primarily from cash flows from operations or, to the extent necessary, the Corporation or ESH REIT Revolving Credit Facilities. In 2016, we expect to incur capital expenditures between $240.0 million and $260.0 million, including the amounts spent in the first and second quarters.

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
We have undertaken our hotel renovation program in phases. As of June 30, 2016, we have substantially completed renovations at 530 hotels, with total incurred costs of approximately $523.0 million. Also, as of June 30, 2016, we are in the process of implementing renovations at an additional 10 hotels and will begin renovations at an additional 18 hotels during the third quarter of 2016, with combined estimated total costs of approximately $34.3 million. Renovations for all remaining Extended Stay America-branded hotels are expected to be completed by early 2017, with estimated total costs of approximately $86.1 million.
Our Indebtedness
As of June 30, 2016, the Company’s total indebtedness, including mandatorily redeemable preferred stock, was approximately $2.8 billion, which includes ESH REIT indebtedness of approximately $2.7 billion. For a detailed discussion of our indebtedness during the periods presented, see Notes 7 and 8 to the unaudited condensed consolidated financial statements of Extended Stay America, Inc. and Note 6 to the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 1 in this combined quarterly report on Form 10-Q.

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

Recent Accounting Pronouncements
For a discussion of recently issued accounting standards, see Note 2 to each of the unaudited condensed consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., both of which are included in Item 1 in this combined quarterly report on Form 10-Q.

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
The Corporation
As of June 30, 2016, the Corporation had minimal exposure to market risk from changes in interest rates because it had no variable rate debt as there were no outstanding amounts drawn on the Corporation Revolving Credit Facility. The Corporation’s exposure to market risk from changes in interest rates will increase in future periods should the Corporation incur variable rate debt, including draws on the Corporation Revolving Credit Facility.
ESH REIT
As of June 30, 2016, ESH REIT had minimal exposure to market risk from changes in interest rates because it had no variable rate debt as there were no outstanding amounts drawn on the ESH REIT Revolving Credit Facility. ESH REIT’s exposure to market risk from changes in interest rates will increase in future periods should ESH REIT incur variable rate debt, including draws on the ESH REIT Revolving Credit Facility.
As of June 30, 2016, less than 1.5% of the book value of ESH REIT’s hotels are owned outside the United States. ESH REIT has exposure to market risk from changes in foreign currency exchange rates for its Canadian hotels. A fluctuation of 1.0% in the exchange rate between the U.S. dollar and the Canadian dollar would result in a foreign currency transaction gain or loss of approximately $0.1 million.

Item 4. Controls and Procedures
Controls and Procedures (Extended Stay America, Inc.)
Disclosure Controls and Procedures
As of June 30, 2016, Extended Stay America, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of Extended Stay America, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of Extended Stay America, Inc. concluded that the disclosure controls and procedures of Extended Stay America, Inc. were effective to ensure that information required to be disclosed in the reports that Extended Stay America, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of Extended Stay America, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Controls and Procedures (ESH Hospitality, Inc.)
Disclosure Controls and Procedures
As of June 30, 2016, ESH Hospitality, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of ESH Hospitality, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of ESH Hospitality, Inc.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuers and Affiliated Purchasers
The following table sets forth all purchases made by or on behalf of the Corporation and ESH REIT or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of Paired Shares during each month in the second quarter of 2016.

Period	Total number of Paired Shares purchased (1)	Average price paid per Paired Share (2)	Total number of Paired Shares purchased as part of publicly announced program (1)	Maximum dollar value that may yet be purchased under the program(3)
April 1 - April 30, 2016	978,841	$15.89	978,841	$155,666,016
May 1 - May 31, 2016	693,362	$14.90	693,362	$145,334,922
June 1 - June 30, 2016	390,942	$14.57	390,942	$139,638,897
Total	3,979,328	$15.17	3,979,328	$139,638,897
_________________________________

(1)	Represents an equal number of Corporation common shares and ESH REIT Class B common shares, which were paired together on a one-for-one basis to form Paired Shares.

(2)
In the aggregate, the Corporation and ESH REIT paid approximately $19.6 million and $12.0 million, respectively, for their respective portion of the Paired Shares that were repurchased and retired during the three months ended June 30, 2016.

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

Subsequent to June 30, 2016, the Corporation and ESH REIT repurchased and retired their respective portion of approximately 0.1 million additional Paired Shares for approximately $1.6 million.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
Effective as of June 9, 2016, ESA Management LLC ("ESA Management"), a wholly-owned subsidiary of the Corporation, adopted the ESA Management, LLC Deferred Compensation Plan (the “Plan”), a non-qualified deferred compensation plan designed to provide a select group of management or highly compensated employees, as designated by ESA Management (the “Participants”), the opportunity to save for retirement on a tax-deferred basis.  Participants may elect to defer up to 50% of base salary and up to 100% of any annual, semi-annual or quarterly incentive payments for that calendar year, and all such deferrals are 100% vested. Amounts that are deferred may also accrue notional investment returns based on the performance of one or more measurement funds selected by ESA Management and in which the Participant may elect to have portions of his or her deferral amounts hypothetically invested.  Settlement of deferred amounts will be effected in accordance with the Plan and the Participants’ deferral elections, and generally will be paid in either a lump sum or a series of annual installments after the applicable distribution date. The amounts that could potentially be paid out under the Plan is presently indeterminable and will depend on the amounts of the deferrals and the performance of the hypothetical investments chosen by the Participants. The foregoing summary of the Plan is qualified in its entirety by reference to the actual text of the Plan, a complete copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”), which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed, and/or provided to Blackstone, by Travelport Worldwide Limited and NCR Corporation, which may be considered the Company’s affiliate.

Item 6. Exhibits

Exhibit No.	Description
10.1†	ESA Management, LLC Deferred Compensation Plan, effective June 9, 2016.
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
_________________________________
† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

EXTENDED STAY AMERICA, INC.

Date: July 28, 2016	By:	/s/ Gerardo I. Lopez
Gerardo I. Lopez
President and Chief Executive Officer

Date: July 28, 2016	By:	/s/ Jonathan S. Halkyard
Jonathan S. Halkyard
Chief Financial Officer

ESH HOSPITALITY, INC.

Date: July 28, 2016	By:	/s/ Gerardo I. Lopez
Gerardo I. Lopez
President and Chief Executive Officer

Date: July 28, 2016	By:	/s/ Jonathan S. Halkyard
Jonathan S. Halkyard
Chief Financial Officer