Form 10-Q
period 2016-09-30
Extended Stay America, Inc.; ESH Hospitality, Inc.
filed 2016-10-25
CIK 1581164, 1507563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
198,249,911 shares of common stock, par value $0.01 per share, of Extended Stay America, Inc., which are attached to and traded together with 198,249,911 shares of Class B common stock, par value $0.01 per share, of ESH Hospitality, Inc., and 250,493,583 shares of Class A common stock, par value $0.01 per share, of ESH Hospitality, Inc., were all outstanding as of October 21, 2016.

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

•	our relationships with associates and changes in labor and employment laws;

•	the cost of compliance with and liabilities under environmental, health and safety laws;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	changes in local market or neighborhood conditions which may diminish the value of real property;

•	our geographic concentration in California, Texas, Florida and Illinois, which collectively account for approximately 38.2% of our rooms;

•	increases in interest rates, hotel operating costs or other costs we incur in connection with operating our business;

•	our substantial indebtedness and debt service obligations, including material increases in our cost of borrowing, and our ability to refinance existing or future debt before or upon maturity;

•	our ability to access credit or capital markets;

•	rating agency downgrades or withdrawals;

•	inadequate insurance coverage;

•	adverse litigation judgments or settlements; and

•	our status as a “controlled company.”
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

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $926,358 and $781,929	$3,913,465	$3,921,341
RESTRICTED CASH	21,576	84,416
CASH AND CASH EQUIVALENTS	149,835	373,239
INTANGIBLE ASSETS - Net of accumulated amortization of $8,015 and $7,010	28,718	29,723
GOODWILL	53,531	53,531
ACCOUNTS RECEIVABLE - Net of allowance for doubtful accounts of $2,558 and $2,413	27,326	18,164
DEFERRED TAX ASSETS	16,380	—
OTHER ASSETS	46,105	48,486
TOTAL ASSETS	$4,256,936	$4,528,900
LIABILITIES AND EQUITY
LIABILITIES:
Term loan facilities payable - Net of unamortized deferred financing costs and debt discount of $22,785 and $4,940	$1,277,215	$361,523
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $35,516 and $10,756	1,264,484	489,244
Mortgage loan payable - Net of unamortized deferred financing costs of $0 and $19,536	—	1,911,621
Revolving credit facilities	25,000	—
Mandatorily redeemable preferred stock - $0.01 par value, $1,000 redemption value, 8.0%, 350,000,000 shares authorized, 21,202 shares issued and outstanding	21,202	21,202
Accounts payable and accrued liabilities	220,334	243,969
Deferred tax liabilities	1,008	12,984
Total liabilities	2,809,243	3,040,543
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY:
Common stock - $0.01 par value, 3,500,000,000 shares authorized, 200,199,911 and 204,593,912 shares issued and outstanding	2,005	2,049
Additional paid in capital	781,003	784,194
Retained earnings	153,483	102,184
Accumulated other comprehensive loss	(8,071)	(8,754)
Total Extended Stay America, Inc. shareholders’ equity	928,420	879,673
Noncontrolling interests	519,273	608,684
Total equity	1,447,693	1,488,357
TOTAL LIABILITIES AND EQUITY	$4,256,936	$4,528,900

See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES:
Room revenues	$349,076	$355,445	$960,046	$974,127
Other hotel revenues	5,445	5,071	14,822	14,291
Total revenues	354,521	360,516	974,868	988,418
OPERATING EXPENSES:
Hotel operating expenses	149,860	159,049	444,498	450,543
General and administrative expenses	24,612	24,373	73,552	73,909
Depreciation and amortization	55,955	52,268	164,274	151,980
Impairment of long-lived assets	2,756	9,011	2,756	9,011
Total operating expenses	233,183	244,701	685,080	685,443
OTHER INCOME	2	3	20	44
INCOME FROM OPERATIONS	121,340	115,818	289,808	303,019
OTHER NON-OPERATING (INCOME) EXPENSE	(305)	1,143	(1,069)	2,035
INTEREST EXPENSE, NET	48,713	35,157	131,462	101,975
INCOME BEFORE INCOME TAX EXPENSE	72,932	79,518	159,415	199,009
INCOME TAX EXPENSE	15,867	21,293	26,211	48,119
NET INCOME	57,065	58,225	133,204	150,890
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(10,509)	(20,569)	(8,873)	(33,703)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$46,556	$37,656	$124,331	$117,187

NET INCOME PER COMMON SHARE:
Basic	$0.23	$0.18	$0.62	$0.57
Diluted	$0.23	$0.18	$0.61	$0.57
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	200,556	204,281	202,156	204,171
Diluted	200,696	204,685	202,252	204,538
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
NET INCOME	$57,065	$58,225	$133,204	$150,890
FOREIGN CURRENCY TRANSLATION (LOSS) GAIN, NET OF TAX OF $(274), $0, $550 AND $0	(841)	(4,172)	1,831	(5,786)
CASH FLOW HEDGE ADJUSTMENT, NET OF TAX OF $(123), $0, $(123) AND $0	(446)	—	(446)	—
COMPREHENSIVE INCOME	55,778	54,053	134,589	145,104
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(9,857)	(18,968)	(9,575)	(30,878)
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$45,921	$35,085	$125,014	$114,226
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(In thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - January 1, 2015	204,517	$2,048	$779,447	$13,833	$(5,810)	$789,518	$599,799	$1,389,317
Net income	—	—	—	117,187	—	117,187	33,703	150,890
Foreign currency translation loss, net of tax	—	—	—	—	(2,961)	(2,961)	(2,825)	(5,786)
Corporation common distributions - $0.04 per common share	—	—	—	(8,216)	—	(8,216)	—	(8,216)
ESH REIT common distributions - $0.45 per Class B common share	—	—	—	—	—	—	(92,337)	(92,337)
ESH REIT preferred distributions	—	—	—	—	—	—	(12)	(12)
Equity-based compensation	77	1	3,497	—	—	3,498	3,337	6,835
BALANCE - September 30, 2015	204,594	$2,049	$782,944	$122,804	$(8,771)	$899,026	$541,665	$1,440,691

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - January 1, 2016	204,594	$2,049	$784,194	$102,184	$(8,754)	$879,673	$608,684	$1,488,357
Net income	—	—	—	124,331	—	124,331	8,873	133,204
Foreign currency translation gain, net of tax	—	—	—	—	876	876	955	1,831
Cash flow hedge adjustment, net of tax	—	—	—	—	(193)	(193)	(253)	(446)
Issuance of common stock	4	—	6	—	—	6	—	6
Repurchase of common stock	(4,622)	(46)	—	(42,602)	—	(42,648)	(26,952)	(69,600)
Corporation common distributions - $0.15 per common share	—	—	—	(30,430)	—	(30,430)	—	(30,430)
ESH REIT common distributions - $0.40 per Class B common share	—	—	—	—	—	—	(81,623)	(81,623)
ESH REIT preferred distributions	—	—	—	—	—	—	(12)	(12)
Adjustment to noncontrolling interest for change in ownership of ESH REIT	—	—	(6,090)	—	—	(6,090)	6,090	—
Equity-based compensation	224	2	2,893	—	—	2,895	3,511	6,406
BALANCE - September 30, 2016	200,200	$2,005	$781,003	$153,483	$(8,071)	$928,420	$519,273	$1,447,693
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$133,204	$150,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	163,269	150,950
Amortization of intangible assets	1,005	1,030
Foreign currency transaction (gain) loss	(1,069)	2,275
Amortization and write-off of deferred financing costs and debt discount	29,012	9,535
Amortization of above-market ground leases	(102)	(102)
Loss on disposal of property and equipment	7,255	3,326
Impairment of long-lived assets	2,756	9,011
Equity-based compensation	8,635	7,940
Deferred income tax benefit	(28,782)	(8,173)
Changes in assets and liabilities:
Accounts receivable, net	(9,137)	181
Other assets	1,442	(5,108)
Accounts payable and accrued liabilities	28,502	43,476
Net cash provided by operating activities	335,990	365,231
INVESTING ACTIVITIES:
Purchases of property and equipment	(166,454)	(141,158)
Proceeds from asset dispositions, net	—	852
Decrease (increase) in restricted cash and insurance collateral	62,945	(120,058)
Proceeds from insurance recoveries	2,716	3,711
Net cash used in investing activities	(100,793)	(256,653)
FINANCING ACTIVITIES:
Principal payments on mortgage loan	(1,931,157)	(500,777)
Proceeds from term loan facilities, net of debt discount	1,293,500	—
Principal payments on term loan facilities	(366,463)	(8,537)
Proceeds from senior notes, net of debt discount	788,000	500,000
Proceeds from revolving credit facilities	50,000	65,000
Payments on revolving credit facilities	(25,000)	(65,000)
Payments of deferred financing costs	(33,060)	(11,476)
Tax withholdings related to restricted stock unit settlements	(2,229)	(1,105)
Issuance of common stock	6	—
Repurchase of common stock	(69,600)	—
Corporation common distributions	(42,508)	(8,185)
ESH REIT common distributions	(120,116)	(92,244)
ESH REIT preferred distributions	(8)	(16)
Net cash used in financing activities	(458,635)	(122,340)
CHANGES IN CASH AND CASH EQUIVALENTS DUE TO CHANGES IN FOREIGN CURRENCY EXCHANGE RATES	34	(56)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(223,404)	(13,818)
CASH AND CASH EQUIVALENTS - Beginning of period	373,239	121,324
CASH AND CASH EQUIVALENTS - End of period	$149,835	$107,506
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties	$74,134	$75,544
Cash payments for income taxes, net of refunds of $1,068 and $92	$61,581	$56,751
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable and accrued liabilities	$20,600	$16,093
Deferred financing costs included in accounts payable and accrued liabilities	$1,146	$—
Corporation common distributions included in accounts payable and accrued liabilities	$327	$31
ESH REIT common distributions included in accounts payable and accrued liabilities	$1,241	$458
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015 AND FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2016 AND 2015
(Unaudited)

1. BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION
Extended Stay America, Inc. (the “Corporation”) was incorporated in the state of Delaware on July 8, 2013. ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. On November 18, 2013, the Corporation and ESH REIT completed an initial public offering of 32.5 million Paired Shares. A "Paired Share" consists of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. The Corporation owns, and is expected to continue to own, all of the issued and outstanding Class A common stock of ESH REIT, which currently represents approximately 55% of the outstanding common stock of ESH REIT. Due to its controlling interest in ESH REIT, the Corporation consolidates the financial position, results of operations, comprehensive income and cash flows of ESH REIT. The term, “the Company,” as used herein refers to the Corporation and its consolidated subsidiaries, including ESH REIT.
As of September 30, 2016 and December 31, 2015, the Company owned and operated 626 hotel properties in 44 U.S. states, consisting of approximately 68,900 rooms, and three hotels in Canada consisting of 500 rooms. The hotel properties are owned by wholly-owned subsidiaries of ESH REIT and are operated by wholly-owned subsidiaries of the Corporation (the “Operating Lessees”) pursuant to leases between ESH REIT and the Operating Lessees. The hotels are managed by ESA Management LLC (“ESA Management”), a wholly-owned subsidiary of the Corporation. The substantial majority of the hotels are operated under the core brand, Extended Stay America. The three hotels in Canada are operated under the brand Extended Stay Canada. The brands are owned by ESH Hospitality Strategies LLC (“ESH Strategies”), also a wholly-owned subsidiary of the Corporation.
In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program for up to $100 million of Paired Shares. In February 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from $100 million to up to $200 million of Paired Shares. The program expires on December 31, 2016. Repurchases may be made at management's discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice. As of September 30, 2016, the Corporation and ESH REIT repurchased and retired approximately 4.6 million Corporation common shares and ESH REIT Class B common shares for approximately $42.6 million and $27.0 million, respectively.
As of September 30, 2016, the Corporation had approximately 200.2 million shares of common stock outstanding, approximately 35.6% of which were owned by the public and approximately 64.4% of which were owned by Centerbridge Partners, L.P., Paulson & Co. Inc. and the Blackstone Group, L.P. and their affiliates (collectively, the “Sponsors”) and senior management, including certain directors.  As of September 30, 2016, ESH REIT’s common equity consisted of the following: (i) approximately 250.5 million shares of Class A common stock outstanding (approximately 55% of its common equity), all of which were owned by the Corporation, and (ii) approximately 200.2 million shares of Class B common stock outstanding (approximately 45% of its common equity), approximately 35.6% of which were owned by the public and approximately 64.4% of which were owned by the Sponsors and senior management, including certain directors.

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
The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of September 30, 2016, the results of the Company’s operations and comprehensive income for the three and nine months ended September 30, 2016 and 2015 and changes in equity and cash flows for the nine months ended September 30, 2016 and 2015. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations, including the impact of our hotel renovation program.
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
To the extent that a hotel property is impaired, the excess carrying amount over its estimated fair value is recognized as an impairment charge and reduces income from operations. Fair value is determined based upon the discounted cash flows of the hotel property, quoted market prices or independent appraisals, as considered necessary. The Company recognized an impairment charge related to property and equipment of approximately $2.8 million for the three and nine months ended September 30, 2016 and $9.0 million for the three and nine months ended September 30, 2015 (see Note 5). The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, then an impairment charge to reduce the carrying value of a hotel property could occur in a future period in which conditions change.
Segments—The Company’s hotel operations represent a single operating segment based on the way the Company manages its business. The Company’s hotels provide similar services, use similar processes to sell those services and sell those services to similar classes of customers. The amounts of long-lived assets and net revenues outside the U.S. are not significant for any period presented.
Recently Issued Accounting Standards
Statement of Cash Flows—In August 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update which provides additional clarity on the classification of specific events on the statement of cash flows. These events include debt prepayment and extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, distributions received from equity method investees, and beneficial interests in securitization transactions. The update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, with early application permitted. The adoption of this update will require cash outflows related to debt prepayment and extinguishment costs to be classified as financing activities. For the nine months ended September 30, 2016, debt prepayment and extinguishment costs included within net cash provided by operating activities totaled approximately $3.9 million.
Compensation—Stock Compensation—In March 2016, the FASB issued an accounting standards update which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, and certain classifications on the statement of cash flows. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, with early application permitted. The Company does not expect the adoption of this update to have a material effect on its consolidated financial statements.

Derivatives and Hedging—In March 2016, the FASB issued an accounting standards update which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, with early application permitted. The Company does not expect the adoption of this update to have a material effect on its consolidated financial statements.
Leases— In February 2016, the FASB issued an accounting standards update which introduces a lessee model that requires a right-of-use asset and lease obligation to be presented on the balance sheet for all leases, whether operating or financing. The update eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. The update also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. This update will be effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and must be applied using a modified retrospective approach, which will require adjustment to all comparative periods presented. The adoption of this update will require the recognition of a right-of-use asset and a lease obligation for the Company’s ground leases and office lease (see Note 12). As of September 30, 2016, the future minimum lease payments under these operating leases totaled approximately $95.0 million.
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

3. NET INCOME PER SHARE
Basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of the Corporation’s unrestricted common stock outstanding. Diluted net income per share is computed by dividing net income available to common shareholders, as adjusted for potentially dilutive securities, by the weighted-average number of shares of the Corporation’s unrestricted common stock outstanding plus other potentially dilutive securities. Dilutive securities include certain equity-based awards issued under long-term incentive plans (see Note 13) and are included in the calculation, provided that the inclusion of such securities is not anti-dilutive.
The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Numerator:
Net income available to common shareholders - basic	$46,556	$37,656	$124,331	$117,187
Less amounts available to noncontrolling interests assuming conversion	(4)	(22)	(4)	(35)
Net income available to common shareholders - diluted	$46,552	$37,634	$124,327	$117,152
Denominator:
Weighted-average number of common shares outstanding - basic	200,556	204,281	202,156	204,171
Dilutive securities	140	404	96	367
Weighted-average number of common shares outstanding - diluted	200,696	204,685	202,252	204,538
Net income per common share - basic	$0.23	$0.18	$0.62	$0.57
Net income per share common share - diluted	$0.23	$0.18	$0.61	$0.57

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
During the three and nine months ended September 30, 2015, these hotel properties contributed total room and other hotel revenues, total operating expenses and income before income tax expense as follows (in thousands):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Total room and other hotel revenues	$19,372	$54,749
Total operating expenses	12,821	36,557
Income before income tax expense(1)	5,738	15,499
_________________________________

(1)	Included interest expense relates to approximately $86.1 million of ESH REIT's 2012 Mortgage Loan (as defined in Note 7) repaid in conjunction with the Portfolio Sale.

5. PROPERTY AND EQUIPMENT
Net investment in property and equipment as of September 30, 2016 and December 31, 2015, consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Hotel properties:
Land and site improvements	$1,302,681	$1,296,918
Building and improvements	2,919,583	2,859,227
Furniture, fixtures and equipment	595,975	522,617
Total hotel properties	4,818,239	4,678,762
Corporate furniture, fixtures, equipment, software and other	19,909	22,833
Undeveloped land parcel	1,675	1,675
Total cost	4,839,823	4,703,270
Less accumulated depreciation:
Hotel properties	(914,277)	(767,240)
Corporate furniture, fixtures, equipment, software and other	(12,081)	(14,689)
Total accumulated depreciation	(926,358)	(781,929)
Property and equipment - net	$3,913,465	$3,921,341
During the nine months ended September 30, 2016 and 2015, the Company, using Level 3 unobservable inputs, assessed property and equipment for potential impairment. The Company recognized an impairment charge of approximately $2.8 million for the three and nine months ended September 30, 2016 and $9.0 million for the three and nine months ended September 30, 2015. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of revenues, expenses and hotel related cash flows based on assumed long-term growth rates, demand trends, expected future capital expenditures and estimated discount rates. These assumptions are based on the Company’s historical data and experience, the Company’s budgets, industry projections and micro and macro general economic condition projections.

6. INTANGIBLE ASSETS AND GOODWILL
The Company’s intangible assets and goodwill as of September 30, 2016 and December 31, 2015, consist of the following (dollars in thousands):

	September 30, 2016
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—customer relationships	20 years	$26,800	$(8,015)	$18,785
Indefinite-lived intangible assets—trademarks		9,933	—	9,933
Total intangible assets		36,733	(8,015)	28,718
Goodwill		53,531	—	53,531
Total intangible assets and goodwill		$90,264	$(8,015)	$82,249

	December 31, 2015
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—customer relationships	20 years	$26,800	$(7,010)	$19,790
Indefinite-lived intangible assets—trademarks		9,933	—	9,933
Total intangible assets		36,733	(7,010)	29,723
Goodwill		53,531	—	53,531
Total intangible assets and goodwill		$90,264	$(7,010)	$83,254
The remaining weighted-average amortization period for definite-lived intangible assets is approximately 14 years as of September 30, 2016. Estimated future amortization expense for definite-lived intangible assets is as follows (in thousands):

Years Ending December 31,
Remainder of 2016	$335
2017	1,340
2018	1,340
2019	1,340
2020	1,340
Thereafter	13,090
Total	$18,785

7. DEBT
Summary - The Company’s outstanding debt, net of unamortized debt discounts, and unamortized deferred financing costs as of September 30, 2016 and December 31, 2015, consists of the following (dollars in thousands):

	Stated Amount(1)		Outstanding Principal				Unamortized Deferred Financing Costs			Interest Rate
Loan			September 30, 2016		December 31, 2015		September 30, 2016	December 31, 2015	Stated Interest Rate	September 30, 2016		December 31, 2015	Maturity Date
Mortgage loan
ESH REIT 2012 Mortgage Loan - Component B	$350,000		$—		$111,157		$—	$784	3.4047%	N/A		3.4047%	N/A
ESH REIT 2012 Mortgage Loan - Component C	1,820,000		—		1,820,000		—	18,752	4.0547%	N/A		4.0547%	N/A
Term loan facilities
ESH REIT 2016 Term Facility	1,300,000	(2)	1,293,500	(3)	—		16,285	—	LIBOR(4) + 3.00%(5)	3.75%	(5)	N/A	8/30/2023	(8)
ESH REIT 2014 Term Loan	375,000		—		365,157	(6)	—	3,635	LIBOR + 4.25%	N/A		5.00%	N/A
Senior notes
ESH REIT 2025 Notes	1,300,000		1,288,712	(7)	500,000		24,228	10,756	5.25%	5.25%		5.25%	5/1/2025
Revolving credit facilities(9)
ESH REIT 2016 Revolving Credit Facility	350,000		25,000		—		2,678	—	LIBOR + 2.75%	3.2744%		N/A	8/30/2021
ESH REIT 2013 Revolving Credit Facility	250,000		—		—		—	1,431	LIBOR + 3.00%	N/A		N/A	N/A
Corporation 2016 Revolving Credit Facility	50,000		—		—		534	—	LIBOR + 3.00%	N/A		N/A	8/30/2021
Corporation 2013 Revolving Credit Facility	50,000		—		—		—	956	LIBOR + 3.75%	N/A		N/A	N/A
Unsecured Intercompany Facility
Unsecured Intercompany Facility	75,000	(10)	—		—		—	—	5.00%	5.00%		N/A	8/30/2023
Total			$2,607,212		$2,796,314		$43,725	$36,314
_________________________________

(1)	Amortization is interest only, except for the 2016 Term Facility which amortizes in equal quarterly installments of $3.25 million as of September 30, 2016.

(2)	ESH REIT is able to increase its borrowings under the 2016 ESH REIT Credit Facilities by an amount of up to $600.0 million, plus additional amounts, in each case subject to certain conditions.

(3)	The 2016 Term Facility is presented net of an unamortized debt discount of approximately $6.5 million as of September 30, 2016.

(4)	The 2016 Term Facility includes a LIBOR floor of 0.75%.

(5)	$500.0 million of the 2016 Term Facility is subject to a floating-to-fixed interest rate swap at a fixed rate of 1.175% as of September 30, 2016 (see Note 8).

(6)	The 2014 Term Loan is presented net of an unamortized debt discount of approximately $1.3 million as of December 31, 2015.

(7)	The 2025 Notes are presented net of an unamortized debt discount of approximately $11.3 million as of September 30, 2016.

(8)
In addition to scheduled amortization noted in (1) above, subject to certain exceptions, mandatory annual prepayments of up to 50% of Excess Cash Flow, as defined, may be required under the 2016 Term Facility commencing with the year ending December 31, 2017. Mandatory annual prepayments are due during the first quarter of the following year.

(9)	Each revolving credit facility's unamortized deferred financing costs are included in other assets in the accompanying unaudited condensed consolidated balance sheets.

(10)
As of September 30, 2016, the outstanding balance owed by ESH REIT under the Unsecured Intercompany Facility was $75.0 million. ESH REIT is able to increase its borrowings under the Unsecured Intercompany Facility to an amount of up to $300.0 million, plus additional amounts, in each case subject to certain conditions. The outstanding debt balance and interest expense owed by ESH REIT related to the Unsecured Intercompany Facility eliminate in consolidation.

In August 2016, ESH REIT entered into the 2016 ESH REIT Credit Facilities (as defined below), pursuant to which it borrowed $1,300.0 million under the 2016 Term Facility (as defined below) at 99.5% of par value, or approximately $1,277.5 million net of debt issuance costs, and $50.0 million under the 2016 ESH REIT Revolving Credit Facility (as defined below). Also in August 2016, the Corporation and ESH REIT entered into the Unsecured Intercompany Facility (as defined below), pursuant to which ESH REIT borrowed $75.0 million from the Corporation. ESH REIT used the proceeds from the 2016 ESH REIT Credit Facilities and the Unsecured Intercompany Facility, together with cash on hand, to fully repay the outstanding balance of approximately $1,497.6 million under Component C of its 2012 Mortgage Loan (as defined below). ESH REIT incurred approximately $14.1 million of debt extinguishment costs in connection with the repayment of the 2012 Mortgage Loan, consisting of the write-off of unamortized deferred financing costs of approximately $12.8 million and other costs of approximately $1.3 million. Debt extinguishment costs are included as a component of net interest expense in the accompanying unaudited condensed consolidated statements of operations.
In March 2016, ESH REIT issued $800.0 million of additional 2025 Notes (as defined below) at 98.5% of par value. ESH REIT received net proceeds of approximately $772.8 million, which, together with cash on hand, were used to fully repay the balance of approximately $366.5 million outstanding under its 2014 Term Loan (as defined below) and repay approximately $433.5 million of the outstanding balance under its 2012 Mortgage Loan, which consisted of approximately $111.2 million of Component B and approximately $322.3 million of Component C. ESH REIT incurred approximately $12.1 million of debt extinguishment costs in connection with the repayments of the 2014 Term Loan and the 2012 Mortgage Loan, consisting of the write-off of unamortized deferred financing costs and debt discount of approximately $8.4 million and prepayment penalties and other costs of approximately $3.7 million.
Outstanding Indebtedness
ESH REIT Credit Facilities
On August 30, 2016, ESH REIT entered into a new credit agreement providing for senior secured credit facilities (collectively the "2016 ESH REIT Credit Facilities") consisting of a $1,300.0 million senior secured term loan facility (the "2016 Term Facility") and a $350.0 million senior secured revolving credit facility (the "2016 ESH REIT Revolving Credit Facility"). Subject to the satisfaction of certain criteria, borrowings under the 2016 ESH REIT Credit Facilities may be increased by an amount of up to $600.0 million, plus additional amounts, so long as, after giving effect to the incurrence of such incremental facility and the application of proceeds thereof, its pro-forma senior loan-to-value ratio is less than or equal to 45%.
Obligations under the 2016 ESH REIT Credit Facilities are guaranteed by certain existing and future material domestic subsidiaries of ESH REIT, other than those owning real property, subject to customary exceptions. Obligations under the 2016 ESH REIT Credit Facilities are secured, subject to certain exceptions, including an exception for real property, by a first-priority security interest in substantially all of the assets of ESH REIT and the guarantors.

The 2016 ESH REIT Credit Facilities contain a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends and distributions, make certain investments and other restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, sell assets or merge, consolidate or transfer all or substantially all of their assets. The 2016 ESH REIT Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the administrative agent is entitled to take various actions, including the acceleration of amounts due under the 2016 ESH REIT Credit Facilities and additional actions that a secured creditor is permitted to take following a default. As of September 30, 2016, ESH REIT was in compliance with all covenants under the 2016 ESH REIT Credit Facilities.
2016 Term Facility—ESH REIT borrowed $1,300.0 million under the 2016 Term Facility upon the closing of the 2016 ESH REIT Credit Facilities. The 2016 Term Facility bears interest at a rate equal to (i) LIBOR (subject to a floor of 0.75%) plus a spread which is applicable at such time by reference to the Rating Level Period, as defined, or (ii) base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50% or (C) the one-month adjusted LIBOR rate (subject to a floor of 0.75%) plus 1.00%) plus a spread which is applicable at such time by reference to the Rating Level Period. Spreads range from 2.75% to 3.00% for LIBOR loans and 1.75% to 2.00% for base rate loans, and vary depending on ESH REIT's credit rating. The 2016 Term Facility amortizes in equal quarterly installments in annual amounts of 1.0% of the principal amount outstanding, or $13.0 million, commencing on December 31, 2016, with the remaining balance payable at maturity. In addition to scheduled amortization, subject to certain exceptions, mandatory prepayments of up to 50% of annual Excess Cash Flow may be required based on ESH REIT's Consolidated Leverage Ratio, each as defined. Mandatory annual prepayments are due during the first quarter of the following year. The 2016 Term Facility matures on August 30, 2023.
ESH REIT has the option to voluntarily prepay outstanding loans under the 2016 Term Facility at any time upon three business days’ prior written notice for LIBOR loans or on one business day’s prior written notice for base rate loans. In addition to customary "breakage" costs with respect to LIBOR loans, amounts refinanced, substituted or replaced by indebtedness which has a lower all-in yield than the all-in yield under the 2016 Term Facility on or prior to February 28, 2017 (other than as a result of a transformative transaction) are subject to a prepayment penalty equal to 1.00% of the aggregate principal amount refinanced, substituted or replaced. Prepayments made after February 28, 2017 are not subject to a prepayment penalty.

2016 ESH REIT Revolving Credit Facility—ESH REIT borrowed $50.0 million upon the facility's closing. The 2016 ESH REIT Revolving Credit Facility provides for the issuance of up to $50.0 million of letters of credit. Borrowings under the facility bear interest at a rate equal to (i) LIBOR plus a spread that ranges from 2.25% to 2.75% based on ESH REIT’s Total Net Leverage Ratio, as defined, or (ii) base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus0.50%, or (C) the one-month adjusted LIBOR rate plus 1.00%) plus a spread that ranges from 1.25% to 1.75% based on ESH REIT’s Total Net Leverage Ratio, as defined. There is no scheduled amortization under the 2016 ESH REIT Revolving Credit Facility and the facility matures on August 30, 2021.

In addition to paying interest on outstanding principal, ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the amount outstanding under the facility. ESH REIT is also required to pay customary letter of credit fees and agency fees. As of September 30, 2016, ESH REIT had no letters of credit outstanding under the facility, an outstanding balance of $25.0 million and available borrowing capacity of $325.0 million.

The 2016 ESH REIT Revolving Credit Facility is subject to a springing financial covenant whereby the senior loan-to-value ratio may not exceed 45% when the aggregate principal amount of borrowings and letters of credit under the 2016 ESH REIT Revolving Credit Facility, excluding up to $30.0 million of letters of credit, is equal to or greater than 25% of the aggregate available principal amount of the 2016 ESH REIT Revolving Credit Facility on the applicable fiscal quarter end date.
ESH REIT Senior Notes Due 2025
On May 15, 2015, ESH REIT issued $500.0 million of its 5.25% senior notes due in 2025 (the “2025 Notes”) under an indenture (the “Indenture”) with Deutsche Bank Trust Company Americas, as trustee, at 100% of par value in a private placement pursuant to Rule 144A of the Securities Act ("Rule 144A"). On March 18, 2016, ESH REIT issued an additional $800.0 million of the 2025 Notes under the Indenture at 98.5% of par value in a private placement pursuant to Rule 144A. The 2025 Notes mature on May 1, 2025 and bear interest at a fixed rate of 5.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year.
The 2025 Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of ESH REIT’s subsidiaries that guarantee ESH REIT’s obligations under the 2016 ESH REIT Credit Facilities. The 2025 Notes rank equally in right of payment with ESH REIT’s existing and future senior unsecured indebtedness, and senior in right of payment to all future subordinated indebtedness, if any. The 2025 Notes are effectively junior to any of ESH REIT’s secured indebtedness to the extent of the value of the assets securing such indebtedness.
ESH REIT may redeem the 2025 Notes at any time on or after May 1, 2020, in whole or in part, at a redemption price equal to 102.625% of the principal amount, declining annually to 100% of the principal amount from May 1, 2023 and thereafter, plus accrued and unpaid interest. Prior to May 1, 2020, ESH REIT may redeem the 2025 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a "make-whole" premium, as defined in the Indenture, plus accrued and unpaid interest. Prior to May 1, 2018, subject to certain conditions, ESH REIT may redeem up to 35% of the aggregate principal amount of the 2025 Notes at a redemption price equal to 105.250% of the aggregate principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds from certain equity offerings, provided 65% of the original amount of the principal remains outstanding after the occurrence of each such redemption. Upon a Change of Control, as defined, holders of the 2025 Notes have the right to require ESH REIT to redeem the 2025 Notes at 101% of the principal amount, plus accrued and unpaid interest.
The Indenture contains a number of customary covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, create certain liens, pay dividends or distributions, make certain investments and other restricted payments, enter into affiliate transactions, sell assets or merge, consolidate or transfer all or substantially all of their assets. As of September 30, 2016, ESH REIT was in compliance with all covenants set forth in the Indenture.
Corporation Revolving Credit Facility
On August 30, 2016, the Corporation entered into a revolving credit facility (the "2016 Corporation Revolving Credit Facility") of $50.0 million; no amounts were borrowed upon the facility's closing. The facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowing on same day notice, referred to as swingline loans, in an amount up to

$20.0 million. Borrowings under the facility bear interest at a rate equal to (i) LIBOR plus 3.00% or (ii) base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50% or (C) the one-month adjusted LIBOR rate plus 1.00%) plus 2.00%. There is no scheduled amortization under the 2016 Corporation Revolving Credit Facility and the facility matures on August 30, 2021.
In addition to paying interest on outstanding principal, the Corporation incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the amount outstanding under the facility. The Corporation is also required to pay customary letter of credit fees and agency fees. As of September 30, 2016, the Corporation had one letter of credit outstanding under this facility of $1.8 million, an outstanding balance drawn of $0 and borrowing capacity available of $48.2 million.
Obligations under the 2016 Corporation Revolving Credit Facility are guaranteed by certain existing and future material domestic subsidiaries of the Corporation subject to customary exceptions. The facility is secured, subject to certain exceptions, by a first-priority security interest in substantially all of the assets of the Corporation and the guarantors.

If obligations are outstanding under the facility during any fiscal quarter, the 2016 Corporation Revolving Credit Facility requires that the Consolidated Leverage Ratio, as defined, calculated as of the end of such fiscal quarter, be less than or equal to 8.75 to 1.00. The facility is also subject to a springing financial covenant whereby the senior loan-to-value ratio may not exceed 45% when the aggregate principal amount of borrowings and letters of credit under the 2016 Corporation Revolving Credit Facility, excluding up to $30 million of letters of credit, is equal to or greater than 25% of the aggregate available principal amount of the 2016 Corporation Revolving Credit Facility on the applicable fiscal quarter end date.

The 2016 Corporation Revolving Credit Facility contains a number of restrictive covenants that, among other things and subject to certain exceptions, limit the Corporation’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends or distributions, make certain restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, merge, consolidate or transfer all or substantially all of its assets. The 2016 Corporation Revolving Credit Facility also contains certain customary affirmative covenants and events of default. If an event of default occurs, the administrative agent is entitled to take various actions, including the acceleration of amounts due under the facility and additional actions that a secured creditor is permitted to take following a default. As of September 30, 2016, the Corporation was in compliance with all covenants under the 2016 Corporation Revolving Credit Facility.
Unsecured Intercompany Facility
On August 30, 2016, ESH REIT and the Corporation entered into an unsecured intercompany credit facility (the "Unsecured Intercompany Facility"), under which ESH REIT borrowed $75.0 million from the Corporation upon the facility's closing. Subject to certain conditions, the principal amount of the Unsecured Intercompany Facility may be increased up to an amount that shall not exceed the greater of (i) $300.0 million and (ii) an unlimited amount so long as the incremental loan-to-value ratio, determined on a pro-forma basis as of the last day of the most recently ended test period, as if any incremental loans available under such incremental commitments had been outstanding on the last day of such period, and, in each case, without netting the cash proceeds of any such incremental loans, does not exceed 5.0%. Loans under the facility bear interest at 5.00% per annum. There is no scheduled amortization under the facility and the facility matures on August 30, 2023. ESH REIT has the option to voluntarily prepay outstanding loans at any time upon one business day’s prior written notice.

The Unsecured Intercompany Facility contains a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends or distributions, make certain investments and other restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, sell assets or merge, consolidate or transfer all or substantially all of their assets. The facility contains certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the Corporation is entitled to take various actions, including the acceleration of amounts due under the facility and all other actions that a creditor is permitted to take following a default. As of September 30, 2016, ESH REIT was in compliance with all covenants under the Unsecured Intercompany Facility.

Prior Indebtedness
ESH REIT 2012 Mortgage Loan
On August 30, 2016, ESH REIT fully repaid the balance of approximately $1,497.6 million outstanding under its $2.52 billion mortgage loan comprised of three components originally entered into in November 2012 (the “2012 Mortgage Loan”). Principal amounts, interest rates and maturities of the components of the 2012 Mortgage Loan outstanding as of December 31, 2015 are included in the table above. The outstanding balance of the 2012 Mortgage Loan, which was outstanding under Component C, was scheduled to mature in December 2019.
Substantially all of ESH REIT’s hotel properties served as collateral for the 2012 Mortgage Loan. ESH REIT guaranteed, under a customary recourse carve out guaranty (i) under certain limited circumstances, losses related to the 2012 Mortgage Loan plus enforcement costs incurred by the lenders and (ii) under certain other limited circumstances, repayment of the 2012 Mortgage Loan up to an aggregate liability under this clause (ii) of $252.0 million plus enforcement costs.
All receipts from the mortgaged properties were deposited into a domestic cash management account (“CMA”) for hotels in the U.S. and a Canadian CMA for hotels in Canada. Such CMAs were under the control of the loan service agent and were therefore classified as restricted cash on the accompanying unaudited condensed consolidated balance sheet as of December 31, 2015.
ESH REIT 2014 Term Loan
On March 18, 2016, using a portion of the net proceeds from its issuance of $800.0 million of additional 2025 Notes, together with cash on hand, ESH REIT fully repaid the remaining outstanding balance of approximately $366.5 million of its $375.0 million term loan facility (the “2014 Term Loan”) originally entered into in June 2014. The repayment of the 2014 Term Loan resulted in a prepayment penalty of approximately $3.7 million. The 2014 Term Loan was scheduled to mature in June 2019 and bore interest at the rate included in the table above as of December 31, 2015. There was no scheduled amortization; however, subject to certain exceptions, mandatory prepayments of up to 50% of Excess Cash Flow may have been required, based on ESH REIT’s Consolidated Leverage Ratio, each as defined. ESH REIT made a mandatory prepayment of approximately $8.5 million during the three months ended March 31, 2015.
2013 ESH REIT Revolving Credit Facility
On November 18, 2013, ESH REIT entered into a $250.0 million revolving credit facility (the “2013 ESH REIT Revolving Credit Facility”), which was terminated on August 30, 2016. Prior to its termination, the facility originally matured in November 2016. The facility provided for the issuance of up to $50.0 million of letters of credit as well as borrowings on same day notice, referred to as swingline loans, in an amount up to $20.0 million. ESH REIT incurred a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the outstanding amount under the facility, and a fee of 3.125% on outstanding letters of credit. Borrowings under the facility bore interest at the rate included in the table above as of December 31, 2015. As of December 31, 2015, ESH REIT had no letters of credit outstanding under this facility, an outstanding balance drawn of $0 and borrowing capacity available of $250.0 million.
2013 Corporation Revolving Credit Facility
On November 18, 2013, the Corporation entered into a revolving credit facility (the “2013 Corporation Revolving Credit Facility”) of $75.0 million. On November 18, 2014, the borrowing availability under the facility decreased to $50.0 million. On August 30, 2016, the facility was terminated. Prior to its termination, the facility originally matured in November 2016. The facility provided for the issuance of up to $50.0 million of letters of credit as well as borrowings on same day notice, referred to as swingline loans, in an amount up to $20.0 million. The Corporation incurred a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the outstanding amount under the facility, and a fee of 3.875% on outstanding letters of credit. Borrowings under the facility bore interest at the rates included in the table above as of December 31, 2015. As of December 31, 2015, the Corporation had one letter of credit outstanding under this facility of $1.8 million, an outstanding balance drawn of $0 and borrowing capacity available of $48.2 million.

Future Maturities of Debt—The future maturities of debt as of September 30, 2016, are as follows (in thousands):

Years Ending December 31,
Remainder of 2016	$3,250
2017	13,000
2018	13,000
2019	13,000
2020	13,000
Thereafter	2,569,750	(1)
Total	$2,625,000

(1)
Under the ESH REIT 2016 Term Facility, mandatory annual prepayments of up to 50% of Excess Cash Flow, as defined, may be required commencing with the year ending December 31, 2017. Mandatory annual prepayments are due during the first quarter of the following year.

Fair Value of Debt—As of September 30, 2016 and December 31, 2015, the estimated fair value of debt was approximately $2.6 billion and $2.8 billion, respectively. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on debt (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available.

8. DERIVATIVE INSTRUMENTS
The Company from time to time uses derivative instruments to manage its exposure to interest rate risks. The Company’s primary objective in holding derivatives is to reduce the volatility of cash flows and earnings associated with changes in interest rates. The Company’s derivatives expose it to credit risk to the extent that counterparties may be unable to meet the terms of the agreement. The Company seeks to mitigate such risks by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. Management does not expect material losses as a result of defaults by counterparties.
In September 2016, ESH REIT entered into a floating-to-fixed interest rate swap at a fixed rate of 1.175% to manage its exposure to interest rate risk on a portion of its variable rate debt. The notional amount of the interest rate swap as of September 30, 2016 was $500.0 million, which reduces by $50.0 million every six months until September 2021. The swap is designated and accounted for as an effective cash flow hedge, as the notional amount, interest rate and payment dates in the interest rate swap match those of the hedged cash flows. The fair value of the interest rate swap as of September 30, 2016 was approximately $(0.6) million and is reported in accounts payable and accrued liabilities on the accompanying unaudited condensed consolidated balance sheets. There were no interest rate derivatives outstanding as of December 31, 2015.

9. MANDATORILY REDEEMABLE PREFERRED STOCK
The Corporation has authorized 350.0 million shares of preferred stock, par value $0.01 per share, of which 21,202 shares of mandatorily redeemable voting preferred stock were issued and outstanding as of September 30, 2016 and December 31, 2015. Dividends on these preferred shares are payable quarterly in arrears at a rate of 8.0% per year. With respect to dividend, distribution and liquidation rights, the 8.0% voting preferred stock ranks senior to the Corporation’s common stock. Holders of the 8.0% voting preferred stock are generally entitled to one vote for each share and will vote together with the Corporation common stock as a single class on all matters that the Corporation’s common shareholders are entitled to vote upon. On or after November 15, 2018, a holder of the 8.0% voting preferred stock has the right to require the Corporation to redeem in cash the 8.0% voting preferred stock at $1,000 per share plus any accumulated unpaid dividends. On November 15, 2020, the Corporation shall mandatorily redeem all of the 8.0% voting preferred stock at $1,000 per share plus any accumulated unpaid dividends.
Due to the fact that the outstanding 8.0% voting preferred stock is mandatorily redeemable by the Corporation, it is classified as a liability on the accompanying unaudited condensed consolidated balance sheets. Dividends on these preferred shares are classified as net interest expense on the accompanying unaudited condensed consolidated statements of operations.
Fair Value of Mandatorily Redeemable Preferred Stock—As of September 30, 2016 and December 31, 2015, the estimated fair value of the 8.0% voting preferred stock was approximately $21.4 million and $21.2 million, respectively. The estimated fair value of the 8.0% voting preferred stock is determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads (Level 2 fair value measures).

10. INCOME TAXES
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
ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. Accordingly, ESH REIT expects to distribute approximately 100% of its taxable income for the foreseeable future. As of December 31, 2015, the expectation was to distribute approximately 95% of ESH REIT’s taxable income. As a result of this change, during the three months ended March 31, 2016, the Company recognized a benefit of approximately $(1.8) million with respect to the reversal of net deferred tax liabilities recorded as of December 31, 2015, which represented the previously estimated 5% of taxable income to be retained by ESH REIT.
During the three and nine months ended September 30, 2016, the Company recognized a benefit of approximately $(0.8) million and $(8.5) million, respectively, attributable to a December 2015 statutory law change in the way earnings and profits are computed at ESH REIT. The effect of the change was the reversal of a deferred tax liability related to the Corporation’s anticipated receipt of future ESH REIT nontaxable distributions.
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
The Company recorded a provision for federal, state and foreign income taxes of approximately $15.9 million for the three months ended September 30, 2016, an effective rate of approximately 21.8%, as compared with a provision of approximately $21.3 million for the three months ended September 30, 2015, an effective rate of approximately 26.8%. The Company recorded a provision for federal, state and foreign income taxes of approximately $26.2 million for the nine months ended September 30, 2016, an effective rate of approximately 16.4%, as compared with a provision of approximately $48.1 million for the nine months ended September 30, 2015, an effective rate of approximately 24.2%. The Company’s effective rate differs from the federal statutory rate of 35% primarily due to ESH REIT’s status as a REIT under the provisions of the Code. For the three months ended September 30, 2016, the Company’s effective rate was impacted by the approximate $(0.8) million benefit discussed above; in addition to discrete provision to return adjustments of approximately $(2.0) million recognized upon the filing of an income tax return. For the nine months ended September 30, 2016, the effective rate was impacted by the approximate $(1.8) million and $(8.5) million benefits discussed above; in addition to discrete provision to return adjustments of approximately $(2.0) million recognized upon the filing of an income tax return and $0.8 million of expense related to restricted stock units settled during the nine months ended September 30, 2016.
The Company’s income tax returns for the years 2013 to present are subject to examination by the Internal Revenue Service and other taxing authorities.

11. RELATED PARTY TRANSACTIONS
Investment funds of the Sponsors held 21,105 shares of the Corporation's outstanding mandatorily redeemable preferred stock as of September 30, 2016 and December 31, 2015.
As of September 30, 2016, the outstanding balance owed by ESH REIT under the Unsecured Intercompany Facility was $75.0 million. ESH REIT is able to increase its borrowings under the Unsecured Intercompany Facility to an amount of up to $300.0 million, plus additional amounts, in each case, subject to certain conditions. The outstanding debt balance and interest expense owed by ESH REIT related to this facility eliminate in consolidation (see Note 7).
In March 2016, in connection with ESH REIT's $800.0 million issuance of its 2025 Notes discussed in Note 7, an affiliate of one of the Sponsors acted as an initial purchaser and purchased $24.0 million of the 2025 Notes. As such, the affiliate of one of the Sponsors earned approximately $0.4 million in fees related to the transaction for the nine months ended September 30, 2016.

12. COMMITMENTS AND CONTINGENCIES
Lease Commitments—The Company is a tenant under long-term ground leases at four of its hotel properties. The initial terms of the ground lease agreements terminate at various dates between 2021 and 2096, and three leases include multiple renewal options for generally five or 10 year periods. The Company is a tenant under an office lease for its corporate office in Charlotte, North Carolina.  The initial term of the office lease terminates in August 2021 and includes renewal options for two additional terms of five years each.
Rent expense on ground and office leases is recognized on a straight-line basis and was approximately $0.8 million and $0.9 million for the three months ended September 30, 2016 and 2015, respectively, and approximately $2.4 million and $2.5 million for the nine months ended September 30, 2016 and 2015, respectively. Ground lease expense is included in hotel operating expenses and office lease expense is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
Other Commitments—The Company has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of its properties is located. The initial term of the agreement terminates in 2031. The cost related to this commitment was approximately $0.1 million for each of the three months ended September 30, 2016 and 2015, and $0.2 million for each of the nine months ended September 30, 2016 and 2015, and is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.
Letters of Credit—As of September 30, 2016, the Company had one outstanding letter of credit, issued by the Corporation, for $1.8 million, which is collateralized by the 2016 Corporation Revolving Credit Facility.
Paired Share Repurchase Commitment—As of September 30, 2016, the Corporation and ESH REIT agreed to repurchase 1.95 million Corporation common shares and ESH REIT Class B common shares for approximately $17.1 million and $10.5 million, respectively, for which settlement had not yet occurred (see Note 15).
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

13. EQUITY-BASED COMPENSATION
The Corporation and ESH REIT each maintain a long-term incentive plan (“LTIP”), as amended and restated in 2015, approved by their shareholders. Under the LTIPs, the Corporation and ESH REIT may issue to eligible employees or directors restricted stock awards (“RSAs”), restricted stock units (“RSUs”) or other equity-based awards, in respect of Paired Shares, with service, performance or market vesting conditions. The aggregate number of Paired Shares that may be the subject of awards under the LTIPs shall not exceed 8,000,000, of which no more than 4,000,000 may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIP has a share reserve of an equivalent number of shares of Corporation common stock and ESH REIT Class B common stock. As of September 30, 2016, approximately 4,052,000 Paired Shares were available for future issuance under the LTIPs.
Equity-based compensation expense is recognized by amortizing the grant-date fair value of the equity-based awards, less estimated forfeitures, on a straight-line basis over the requisite service period of each award. A portion of the grant-date fair value of all equity-based awards is allocated to a share of common stock of the Corporation and a portion is allocated to a share of ESH REIT Class B common stock. Equity-based compensation expense was approximately $3.0 million for each of the three months ended September 30, 2016 and 2015, and approximately $8.6 million and $7.9 million for the nine months ended September 30, 2016 and 2015, respectively, and is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
As of September 30, 2016, unrecognized compensation expense related to outstanding equity-based awards and the related weighted-average period over which it is expected to be recognized subsequent to September 30, 2016, is presented in the following table. Total unrecognized compensation expense will be adjusted for actual forfeitures.

	Unrecognized Compensation Expense Related to Outstanding RSAs/RSUs (in thousands)	Remaining Weighted-Average Amortization Period (in years)
RSAs/RSUs with service vesting conditions	$10,478	1.9
RSUs with performance vesting conditions	329	0.3
RSUs with market vesting conditions	6,235	2.1
Total unrecognized compensation expense	$17,042

RSA/RSU activity during the nine months ended September 30, 2016, was as follows:

			Performance-Based Awards
	Service-Based Awards		Performance Vesting		Market Vesting
	Number of RSAs/RSUs (in thousands)	Weighted- Average Grant- Date Fair Value	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value(1)
Outstanding RSAs/RSUs - January 1, 2016	992	$18.24	19	$19.07	556	$6.81
RSAs/RSUs granted in 2016	532	$14.09	166	$14.07	441	$12.03
RSAs/RSUs settled in 2016	(579)	$21.41	(19)	$19.07	—	$—
RSAs/RSUs forfeited in 2016	(48)	$15.54	(7)	$14.07	(21)	$12.78
Outstanding RSAs/RSUs - September 30, 2016	897	$16.92	159	$14.07	976	$9.04
Vested RSAs/RSUs - September 30, 2016	18	$23.20	—	$—	—	$—
Nonvested RSAs/RSUs - September 30, 2016	879	$16.80	159	$14.07	976	$9.04
_________________________________

(1)	An independent third-party valuation was performed contemporaneously with the issuance of grants.
Service-Based Awards
The Corporation granted approximately 517,000 service-based awards during the nine months ended September 30, 2016, with a weighted-average grant-date fair value per award of $14.09. ESH REIT granted approximately 15,000 service-based awards during the nine months ended September 30, 2016, with a grant-date fair value per award of $14.08. The grant-date fair value of awards with service vesting conditions is based on the closing price of a Paired Share on the date of grant. Service-based awards vest over a period of two to four years, subject to the grantee’s continued employment or service.
Performance-Based Awards
The Corporation granted approximately 166,000 awards with performance vesting conditions during the nine months ended September 30, 2016, with a grant-date fair value per award of $14.07. The grant-date fair value of awards with performance vesting conditions is based on the closing price of a Paired Share on the date of grant. Equity-based compensation expense with respect to these awards is adjusted over the remainder of the fiscal year to reflect the probability of achievement of performance targets defined in the award agreements. These awards vest over the remainder of the fiscal year, subject to the grantee’s continued employment, with the ability to earn Paired Shares in a range of 0% to 200% of the awarded number of RSUs based on the achievement of defined performance targets. As of September 30, 2016, all awards with performance vesting conditions are expected to be satisfied at less than 100% of their target level.
The Corporation granted approximately 441,000 awards with market vesting conditions during the nine months ended September 30, 2016, with a grant-date fair value per award of $12.03. These awards vest at the end of a three-year period, subject to the grantee’s continued employment, with the ability to earn Paired Shares in a range of 0% to 150% of the awarded number of RSUs based on the total shareholder return of a Paired Share relative to the total shareholder return of other publicly traded lodging companies identified in the award agreements. The grant-date fair value of awards with market vesting conditions is based on an independent third-party valuation. During the nine months ended September 30, 2016, the grant-date fair value of awards with market vesting conditions was calculated using a Monte Carlo simulation model with the following key assumptions:

Expected holding period	2.85 years
Risk-free rate of return	0.88%
Expected dividend yield	5.91%

14. DEFINED CONTRIBUTION PLANS
ESA Management has a savings plan that qualifies under Section 401(k) of the Code for all employees meeting the eligibility requirements of the plan. Through December 31, 2015, the plan had an employer-matching contribution of 50% of the first 6% of an employee’s contribution, which vested over an employee’s initial five-year service period. For the period from January 1, 2016 through September 9, 2016, the plan had an employer-matching contribution of 100% of the first 3% of an employee's contribution and 50% of the next 2% of an employee's contribution, which vested immediately. The plan also provides for contributions up to 100% of eligible employee pretax salary, subject to the Code’s annual deferral limit of $18,000 during 2016 and 2015. Employer contributions, net of forfeitures, totaled approximately $0.8 million and $0.6 million for the three months ended September 30, 2016 and 2015, respectively, and approximately $2.6 million and $1.4 million for the nine months ended September 30, 2016 and 2015, respectively.
Effective June 9, 2016, ESA Management established a non-qualified deferred compensation plan to allow certain eligible employees an option to defer a portion of their compensation on a tax-deferred basis. At this time, ESA Management does not offer a matching contribution. The plan is fully funded in a Rabbi Trust, which is subject to creditor claims in the event of insolvency, but the assets held in the Rabbi Trust are not available for general corporate purposes. As of September 30, 2016, approximately $0.1 million was deferred.

15. SUBSEQUENT EVENTS
On October 4, 2016, certain selling stockholders (the "Selling Stockholders") sold 13.0 million Paired Shares as part of a secondary offering. The Selling Shareholders consisted solely of entities affiliated with the Sponsors and did not include officers or directors of the Corporation or ESH REIT. Neither the Corporation nor ESH REIT sold Paired Shares in the secondary offering and neither received proceeds from the secondary offering. The Corporation and ESH REIT did, however, incur professional fees in connection with the secondary offering. For the nine months ended September 30, 2016, total incurred expenses were approximately $0.4 million.
In connection with the secondary offering, and also on October 4, 2016, the Corporation and ESH REIT repurchased 1.95 million Corporation common shares and ESH REIT Class B common shares from the Selling Stockholders for approximately $17.1 million and $10.5 million, respectively, pursuant to that certain share repurchase agreement, dated September 26, 2016, by and among the Corporation and ESH REIT and the Selling Stockholders. The share repurchase was funded from cash on hand. After completion of these transactions, the Sponsors owned approximately 57.0% of the total Paired Shares outstanding.
On October 6, 2016, ESH REIT executed a purchase and sale agreement to divest one property for approximately $44.8 million. The Company expects to lease and continue to operate the property for 18 to 24 months and expects to receive all operating income from this hotel in 2017. This transaction is expected to close in the fourth quarter of 2016, subject to the satisfaction or waiver of customary closing conditions.
On October 21, 2016, the Corporation and ESH REIT executed a purchase and sale agreement to divest three Extended Stay Canada hotels for $76.0 million Canadian dollars. This transaction is expected to close in the first quarter of 2017, subject to the satisfaction or waiver of customary closing conditions. Upon or prior to closing, approximately $12.9 million of foreign currency translation loss included in accumulated other comprehensive loss and noncontrolling interests on the accompanying condensed consolidated statement of changes in equity as of September 30, 2016 will be recorded as a charge against earnings.
On October 25, 2016, the Board of Directors of the Corporation declared a cash distribution of $0.16 per share for the third quarter of 2016 on its common stock. The distribution is payable on November 22, 2016 to shareholders of record as of November 8, 2016. Also on October 25, 2016, the Board of Directors of ESH REIT declared a cash distribution of $0.03 per share for the third quarter of 2016 on its Class A and Class B common stock. This distribution is also payable on November 22, 2016 to shareholders of record as of November 8, 2016.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $911,340 and $765,034	$3,916,079	$3,920,906
RESTRICTED CASH	344	60,945
CASH AND CASH EQUIVALENTS	36,423	223,256
RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC. (Note 9)	23,431	4,299
DEFERRED RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC. (Note 9)	40,581	41,546
DUE FROM EXTENDED STAY AMERICA, INC. (Note 9)	6,939	—
GOODWILL	52,245	52,245
OTHER ASSETS	11,721	13,352
TOTAL ASSETS	$4,087,763	$4,316,549
LIABILITIES AND EQUITY
LIABILITIES:
Term loan facilities payable - Net of unamortized deferred financing costs and debt discount of $22,785 and $4,940	$1,277,215	$361,523
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $35,516 and $10,756	1,264,484	489,244
Mortgage loan payable - Net of unamortized deferred financing costs of $0 and $19,536	—	1,911,621
Revolving credit facilities	25,000	—
Loan payable to Extended Stay America, Inc. (Note 6)	75,000	—
Unearned rental revenues from Extended Stay America, Inc. (Note 9)	191,368	38,321
Due to Extended Stay America, Inc. (Note 9)	—	64,680
Accounts payable and accrued liabilities	92,674	101,997
Deferred tax liabilities	1,009	2,697
Total liabilities	2,926,750	2,970,083
COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY:
Common stock - Class A: $0.01 par value, 4,300,000,000 shares authorized, 250,493,583 shares issued and outstanding; Class B: $0.01 par value, 7,800,000,000 shares authorized, 200,199,911 and 204,593,912 shares issued and outstanding	4,510	4,554
Additional paid in capital	1,143,743	1,168,903
Preferred stock - no par value, $1,000 liquidation value, 125 shares authorized, issued and outstanding	73	73
Retained earnings	24,493	186,306
Accumulated other comprehensive loss	(11,806)	(13,370)
Total equity	1,161,013	1,346,466
TOTAL LIABILITIES AND EQUITY	$4,087,763	$4,316,549
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES - Rental revenues from Extended Stay America, Inc. (Note 9)	$153,139	$156,841	$385,873	$403,632
OPERATING EXPENSES:
Hotel operating expenses	22,155	20,109	68,757	65,465
General and administrative expenses (Note 9)	3,476	3,892	10,677	12,251
Depreciation	54,748	51,043	160,546	148,365
Total operating expenses	80,379	75,044	239,980	226,081
OTHER INCOME	—	—	—	37
INCOME FROM OPERATIONS	72,760	81,797	145,893	177,588
OTHER NON-OPERATING (INCOME) EXPENSE	(84)	1,209	(858)	2,275
INTEREST EXPENSE, NET	48,521	34,394	129,886	99,679
INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	24,323	46,194	16,865	75,634
INCOME TAX EXPENSE (BENEFIT)	671	424	(3,128)	630
NET INCOME	$23,652	$45,770	$19,993	$75,004
NET INCOME PER COMMON SHARE:
Class A - basic	$0.05	$0.10	$0.04	$0.16
Class A - diluted	$0.05	$0.10	$0.04	$0.16
Class B - basic	$0.05	$0.10	$0.04	$0.17
Class B - diluted	$0.05	$0.10	$0.04	$0.16
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Class A - basic	250,494	250,494	250,494	250,437
Class A - diluted	250,494	250,494	250,494	250,437
Class B - basic	200,556	204,281	202,156	204,171
Class B - diluted	200,696	204,685	202,252	204,538
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
NET INCOME	$23,652	$45,770	$19,993	$75,004
FOREIGN CURRENCY TRANSLATION (LOSS) INCOME, NET OF TAX	(899)	(3,562)	2,133	(6,287)
CASH FLOW HEDGE ADJUSTMENT, NET OF TAX	$(569)	$—	$(569)	$—
COMPREHENSIVE INCOME	$22,184	$42,208	$21,557	$68,717
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(In thousands, except preferred stock shares and per share data)
(Unaudited)

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - January 1, 2015	250,303	204,517	$4,551	125	$73	$1,182,611	$150,652	$(5,854)	$1,332,033
Net income	—	—	—	—	—	—	75,004	—	75,004
Foreign currency translation loss, net of tax	—	—	—	—	—	—	—	(6,287)	(6,287)
Issuance of common stock	191	97	3	—	—	3,205	—	—	3,208
Common distributions - $0.45 per Class A and Class B common share	—	—	—	—	—	(17,698)	(187,333)	—	(205,031)
Preferred distributions	—	—	—	—	—	—	(12)	—	(12)
Equity-based compensation	—	(20)	—	—	—	399	—	—	399
BALANCE - September 30, 2015	250,494	204,594	$4,554	125	$73	$1,168,517	$38,311	$(12,141)	$1,199,314

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - January 1, 2016	250,494	204,594	$4,554	125	$73	$1,168,903	$186,306	$(13,370)	$1,346,466
Net income	—	—	—	—	—	—	19,993	—	19,993
Foreign currency translation gain, net of tax	—	—	—	—	—	—	—	2,133	2,133
Cash flow hedge adjustment, net of tax	—	—	—	—	—	—	—	(569)	(569)
Issuance of common stock	—	224	2	—	—	1,531	—	—	1,533
Repurchase of common stock	—	(4,622)	(46)	—	—	—	(26,906)	—	(26,952)
Common distributions - $0.40 per Class A and Class B common share	—	—	—	—	—	(26,933)	(154,888)	—	(181,821)
Preferred distributions	—	—	—	—	—	—	(12)	—	(12)
Equity-based compensation	—	4	—	—	—	242	—	—	242
BALANCE - September 30, 2016	250,494	200,200	$4,510	125	$73	$1,143,743	$24,493	$(11,806)	$1,161,013
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$19,993	$75,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	160,546	148,365
Foreign currency transaction (gain) loss	(858)	2,275
Amortization and write-off of deferred financing costs and debt discount	28,281	8,724
Amortization of above-market ground leases	(102)	(102)
Loss on disposal of property and equipment	7,254	3,233
Equity-based compensation	242	399
Deferred income tax (benefit) expense	(1,704)	101
Changes in assets and liabilities:
Deferred rents receivable from Extended Stay America, Inc.	966	(9,808)
Due (to)from Extended Stay America, Inc., net	(2,853)	9,933
Other assets	1,011	(7,544)
Unearned rental revenues/rents receivable from Extended Stay America, Inc., net	133,915	105,327
Accounts payable and accrued liabilities	28,562	25,190
Net cash provided by operating activities	375,253	361,097
INVESTING ACTIVITIES:
Purchases of property and equipment	(164,188)	(137,288)
Proceeds from asset dispositions, net	—	852
Decrease (increase) in restricted cash	60,601	(118,605)
Proceeds from insurance recoveries	2,716	3,711
Net cash used in investing activities	(100,871)	(251,330)
FINANCING ACTIVITIES:
Principal payments on mortgage loan	(1,931,157)	(500,777)
Proceeds from term loan facilities, net of debt discount	1,293,500	—
Principal payments on term loan facilities	(366,463)	(8,537)
Proceeds from senior notes, net of debt discount	788,000	500,000
Proceeds from revolving credit facility	50,000	65,000
Payments on revolving credit facility	(25,000)	(65,000)
Proceeds from loan payable to Extended Stay America, Inc.	75,000	—
Payments of deferred financing costs	(32,814)	(11,476)
Net proceeds (to) from Extended Stay America, Inc.	(18,548)	113,194
Repurchase of common stock	(26,952)	—
Issuance of common stock	1,134	2,414
Common distributions	(267,907)	(204,938)
Preferred distributions	(8)	(16)
Net cash used in financing activities	(461,215)	(110,136)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(186,833)	(369)
CASH AND CASH EQUIVALENTS - Beginning of period	223,256	33,816

	Nine Months Ended September 30,
	2016	2015
CASH AND CASH EQUIVALENTS - End of period	$36,423	$33,447
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties	$73,023	$74,043
Cash payments for income taxes, net of refunds of $388 and $37	$1,377	$1,040
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in due to/from Extended Stay America, Inc. and accounts payable and accrued liabilities	$20,071	$15,946
Deferred financing costs included in accounts payable and accrued liabilities	$1,146	$—
Common distributions included in accounts payable and accrued liabilities	$1,241	$458
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015 AND FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2016 AND 2015
(Unaudited)

1. BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION
ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. Extended Stay America, Inc. (the “Corporation”) was incorporated in the state of Delaware on July 8, 2013. On November 18, 2013, the Corporation and ESH REIT completed an initial public offering of 32.5 million Paired Shares. A "Paired Share" consists of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. The Corporation owns, and is expected to continue to own, all of the issued and outstanding Class A common stock of ESH REIT, which currently represents approximately 55% of the outstanding common stock of ESH REIT.
As of September 30, 2016 and December 31, 2015, ESH REIT and its subsidiaries owned 626 hotel properties in 44 U.S. states, consisting of approximately 68,900 rooms, and three hotels in Canada consisting of 500 rooms. The hotels are operated by wholly-owned subsidiaries of the Corporation (the “Operating Lessees”) pursuant to leases between ESH REIT and the Operating Lessees. The hotels are managed by ESA Management LLC (“ESA Management”), a wholly-owned subsidiary of the Corporation. The substantial majority of the hotels are operated under the core brand, Extended Stay America. The three hotels in Canada are operated under the brand Extended Stay Canada. The brands are owned by ESH Hospitality Strategies LLC (“ESH Strategies”), also a wholly-owned subsidiary of the Corporation.
In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program for up to $100 million of Paired Shares. In February 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from $100 million to up to $200 million of Paired Shares. The program expires on December 31, 2016. Repurchases may be made at management's discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice. As of September 30, 2016, ESH REIT repurchased and retired approximately 4.6 million ESH REIT Class B common shares for approximately $27.0 million.
As of September 30, 2016, ESH REIT’s common equity consisted of the following: (i) approximately 250.5 million shares of Class A common stock outstanding (approximately 55% of its common equity), all of which were owned by the Corporation, and (ii) approximately 200.2 million shares of Class B common stock outstanding (approximately 45% of its common equity), approximately 35.6% of which were owned by the public and approximately 64.4% of which were owned by Centerbridge Partners, L.P., Paulson & Co. Inc. and the Blackstone Group, L.P. and their affiliates (collectively, the “Sponsors”) and senior management, including certain directors.
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
The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly ESH REIT’s financial position as of September 30, 2016, the results of ESH REIT’s operations and comprehensive income for the three and nine months ended September 30, 2016 and 2015 and changes in equity and cash flows for the nine months ended September 30, 2016 and 2015. Interim results are not necessarily indicative of full year performance because of the impact of accounting for contingent rental payments under lease arrangements.
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
Management assesses the performance of long-lived assets for potential impairment at least annually, as well as when events or changes in circumstances indicate the carrying amount of a group of assets may not be recoverable. Recoverability of property and equipment is measured by a comparison of the carrying amount of a group of hotel properties (groups of hotel properties align with hotels as they are grouped under ESH REIT’s operating leases) to the estimated future undiscounted cash flows expected to be generated by each group of hotel properties. Impairment is recognized when estimated future undiscounted cash flows, including proceeds from disposition, are less than the carrying value of each group of hotel properties.
To the extent that a group of hotel properties is impaired, their excess carrying amount over their estimated fair value is recognized as an impairment charge and reduces income from operations. Fair value is determined based upon the discounted cash flows of a group of hotel properties, quoted market prices or independent appraisals, as considered necessary. No impairment charges were recognized during the nine months ended September 30, 2016 or 2015 (see Note 5). The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, then an impairment charge to reduce the carrying value of a group of hotel properties could occur in a future period in which conditions change.
Revenue Recognition—ESH REIT’s sole source of revenues is rental revenue derived from leases with the Operating Lessees. ESH REIT records rental revenues on a straight-line basis as they are earned during the lease terms. Rents receivable from Extended Stay America, Inc. on the accompanying unaudited condensed consolidated balance sheets represent rental amounts contractually due from the Operating Lessees. Deferred rents receivable from Extended Stay America, Inc. on the accompanying unaudited condensed consolidated balance sheets represent the cumulative difference between straight-line rental revenues recognized and rental revenues contractually due. As scheduled rent payments begin to exceed straight-line rental revenue, this amount, approximately $40.6 million as of September 30, 2016, will gradually decrease through the remainder of the lease terms until it is zero at the end of the lease terms in October 2018. Lease rental payments received prior to rendering services are included in unearned rental revenues from Extended Stay America, Inc. on the accompanying unaudited condensed consolidated balance sheets. Contingent rental revenues, specifically percentage rental revenues related to hotel revenues of the Operating Lessees, are recognized when such amounts are fixed and determinable (i.e., only when percentage rental revenue thresholds have been achieved).
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

Recently Issued Accounting Standards
Statement of Cash Flows—In August 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update which provides additional clarity on the classification of specific events on the statement of cash flows. These events include debt prepayment and extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, distributions received from equity method investees, and beneficial interests in securitization transactions. The update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, with early application permitted. The adoption of this update will require cash outflows related to debt prepayment and extinguishment costs to be classified as financing activities. For the nine months ended September 30, 2016, debt prepayment and extinguishment costs included within net cash provided by operating activities totaled approximately $3.9 million.

Compensation—Stock Compensation—In March 2016, the FASB issued an accounting standards update which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, and certain classifications on the statement of cash flows. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, with early application permitted. ESH REIT does not expect the adoption of this update to have a material effect on its consolidated financial statements.

Derivatives and Hedging—In March 2016, the FASB issued an accounting standards update which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, with early application permitted. ESH REIT does not expect the adoption of this update to have a material effect on its consolidated financial statements.
Leases— In February 2016, the FASB issued an accounting standards update which introduces a lessee model that requires a right-of-use asset and lease obligation to be presented on the balance sheet for all leases, whether operating or financing. The update eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. The update also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. This update will be effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and must be applied using a modified retrospective approach, which will require adjustment to all comparative periods presented. The adoption of this update will require the recognition of a right-of-use asset and a lease obligation for ESH REIT’s ground leases (see Note 10). As of September 30, 2016, the future minimum lease payments under these operating leases totaled approximately $84.9 million.
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

3. NET INCOME PER SHARE
Basic net income per share is computed by dividing net income available to Class A and Class B common shareholders by the weighted-average number of shares of ESH REIT’s unrestricted Class A and Class B common stock outstanding, respectively. Diluted net income per share is computed by dividing net income available to Class A and Class B common shareholders, as adjusted for potentially dilutive securities, by the weighted-average number of shares of ESH REIT’s unrestricted Class A and Class B common stock outstanding, respectively, plus other potentially dilutive securities. Dilutive securities include certain equity-based awards issued under long-term incentive plans (see Note 11) and are included in the calculation, provided that the inclusion of such securities is not anti-dilutive.
The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Numerator:
Net income	$23,652	$45,770	$19,993	$75,004
Less preferred dividends	(4)	(4)	(12)	(12)
Net income available to common shareholders	$23,648	$45,766	$19,981	$74,992
Class A:
Net income available to common shareholders - basic	$13,143	$25,201	$11,121	$41,301
Less amounts available to Class B shareholders assuming conversion	(4)	(22)	(4)	(35)
Net income available to common shareholders - diluted	$13,139	$25,179	$11,117	$41,266
Class B:
Net income available to common shareholders - basic	$10,505	$20,565	$8,861	$33,691
Amounts available to Class B shareholders assuming conversion	4	22	4	35
Net income available to common shareholders - diluted	$10,509	$20,587	$8,865	$33,726
Denominator:
Class A:
Weighted-average number of common shares outstanding - basic and diluted	250,494	250,494	250,494	250,437
Class B:
Weighted-average number of common shares outstanding - basic	200,556	204,281	202,156	204,171
Dilutive securities	140	404	96	367
Weighted-average number of common shares outstanding - diluted	200,696	204,685	202,252	204,538
Net income per common share - Class A - basic	$0.05	$0.10	$0.04	$0.16
Net income per common share - Class A - diluted	$0.05	$0.10	$0.04	$0.16
Net income per common share - Class B - basic	$0.05	$0.10	$0.04	$0.17
Net income per common share - Class B - diluted	$0.05	$0.10	$0.04	$0.16

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
During the three and nine months ended September 30, 2015, these hotel properties contributed rental revenues, total operating expenses and income before income tax expense as follows (in thousands):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Rental revenues from Extended Stay America, Inc.	$12,355	$25,938
Total operating expenses	3,478	10,668
Income before income tax expense(1)	8,064	12,577
_________________________________

(1)	Included interest expense relates to approximately $86.1 million of ESH REIT's 2012 Mortgage Loan (as defined in Note 6) repaid in conjunction with the sale of the portfolio of 53 hotel properties.

5. PROPERTY AND EQUIPMENT
Net investment in property and equipment as of September 30, 2016 and December 31, 2015, consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Hotel properties:
Land and site improvements	$1,303,445	$1,297,696
Building and improvements	2,932,054	2,868,943
Furniture, fixtures and equipment	590,245	517,626
Total hotel properties	4,825,744	4,684,265
Undeveloped land parcel	1,675	1,675
Total cost	4,827,419	4,685,940
Less accumulated depreciation	(911,340)	(765,034)
Property and equipment - net	$3,916,079	$3,920,906
During the nine months ended September 30, 2016 and 2015, ESH REIT, using Level 3 unobservable inputs, assessed property and equipment for potential impairment. No impairment charges were recognized during the nine months ended September 30, 2016 or 2015. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of lease revenues and expenses based on assumed long-term growth rates, demand trends, expected future capital expenditures and estimated discount rates. These assumptions are based on ESH REIT’s historical data and experience, budgets, industry projections and micro and macro general economic condition projections.

6. DEBT
Summary—ESH REIT’s outstanding debt, net of unamortized debt discounts and unamortized deferred financing costs as of September 30, 2016 and December 31, 2015, consists of the following (dollars in thousands):

	Stated Amount(1)		Outstanding Principal				Unamortized Deferred Financing Costs				Interest Rate
Loan			September 30, 2016		December 31, 2015		September 30, 2016	December 31, 2015	Stated Interest Rate		September 30, 2016		December 31, 2015	Maturity Date
Mortgage loan
2012 Mortgage Loan - Component B	350,000		—		111,157		—	784	3.4047%		N/A		3.4047%	N/A
2012 Mortgage Loan - Component C	1,820,000		—		1,820,000		—	18,752	4.0547%		N/A		4.0547%	N/A
Term loan facility
2016 Term Facility	1,300,000	(2)	1,293,500	(3)	—		16,285	—	LIBOR(4) + 3.0%	(5)	3.75%	(5)	N/A	8/30/2023	(8)
2014 Term Loan	375,000		—		365,157	(6)	—	3,635	LIBOR + 4.25%		N/A		5.00%	N/A
Senior notes
2025 Notes	1,300,000		1,288,712	(7)	500,000		24,228	10,756	5.25%		5.25%		5.25%	5/1/2025
Revolving credit facilities (9)
2016 Revolving Credit Facility	350,000		25,000		—		2,678	1,431	LIBOR + 2.75%		3.27%		N/A	08/30/2021
2013 Revolving Credit Facility	250,000		—		—		—	—	LIBOR + 3.75%		N/A		N/A	N/A
Unsecured Intercompany Facility
Unsecured Intercompany Facility	75,000	(10)	75,000		—		—	—	5.00%		5.00%		N/A	8/30/2023
Total			$2,682,212		$2,796,314		$43,191	$35,358

_________________________________

(1)	Amortization is interest only, except for the 2016 Term Facility which amortizes in equal quarterly installments of $3.25 million as of September 30, 2016.

(2)	ESH REIT is able to increase its borrowings under the 2016 ESH REIT Credit Facilities by an amount of up to $600.0 million, plus additional amounts, in each case subject to certain conditions.

(3)	The 2016 Term Facility is presented net of an unamortized debt discount of approximately $6.5 million as of September 30, 2016.

(4)	The 2016 Term Facility includes a LIBOR floor of 0.75%.

(5)	$500.0 million of the 2016 Term Facility is subject to a floating-to-fixed interest rate swap at a fixed rate of 1.175% as of September 30, 2016 (see Note 7).

(6)	The 2014 Term Loan is presented net of an unamortized debt discount of approximately $1.3 million as of December 31, 2015.

(7)	The 2025 Notes are presented net of an unamortized debt discount of approximately $11.3 million as of September 30, 2016.

(8)
In addition to scheduled amortization noted in (1) above, subject to certain exceptions, mandatory annual prepayments of up to 50% of Excess Cash Flow, as defined, may be required under the 2016 Term Facility commencing with the year ending December 31, 2017. Mandatory annual prepayments are due during the first quarter of the following year.

(9)	Unamortized deferred financing costs related to revolving credit facilities are included in other assets in the accompanying unaudited condensed consolidated balance sheets.

(10)
As of September 30, 2016, the outstanding balance owed by ESH REIT under the Unsecured Intercompany Facility was $75.0 million. ESH REIT is able to increase its borrowings under the Unsecured Intercompany Facility to an amount of up to $300.0 million, plus additional amounts, in each case subject to certain conditions.

In August 2016, ESH REIT entered into the 2016 ESH REIT Credit Facilities (as defined below), pursuant to which it borrowed $1,300.0 million under the 2016 Term Facility (as defined below) at 99.5% of par value, or approximately $1,277.5 million net of debt issuance costs, and $50.0 million under the 2016 ESH REIT Revolving Credit Facility (as defined below). Also in August 2016, the Corporation and ESH REIT entered into the Unsecured Intercompany Facility (as defined below), pursuant to which ESH REIT borrowed $75.0 million from the Corporation. ESH REIT used the proceeds from the 2016 ESH REIT Credit Facilities and the Unsecured Intercompany Facility, together with cash on hand, to fully repay the outstanding balance of approximately $1,497.6 million under Component C of its 2012 Mortgage Loan (as defined below). ESH REIT incurred approximately $14.1 million of debt extinguishment costs in connection with the repayment of the 2012 Mortgage Loan, consisting of the write-off of unamortized deferred financing costs of approximately $12.8 million and other costs of approximately $1.3 million. Debt extinguishment costs are included as a component of net interest expense in the accompanying unaudited condensed consolidated statements of operations.
In March 2016, ESH REIT issued $800.0 million of additional 2025 Notes (as defined below) at 98.5% of par value. ESH REIT received net proceeds of approximately $772.8 million, which, together with cash on hand, were used to fully repay the balance of approximately $366.5 million outstanding under its 2014 Term Loan (as defined below) and repay approximately $433.5 million of the outstanding balance under its 2012 Mortgage Loan, which consisted of approximately $111.2 million of Component B and approximately $322.3 million of Component C. ESH REIT incurred approximately $12.1 million of debt extinguishment costs in connection with the repayments of the 2014 Term Loan and the 2012 Mortgage Loan, consisting of the write-off of unamortized deferred financing costs and debt discount of approximately $8.4 million and prepayment penalties and other costs of approximately $3.7 million.
Outstanding Indebtedness
ESH REIT Credit Facilities
On August 30, 2016, ESH REIT entered into a new credit agreement providing for senior secured credit facilities (collectively the "2016 ESH REIT Credit Facilities") consisting of a $1,300.0 million senior secured term loan facility (the "2016 Term Facility") and a $350.0 million senior secured revolving credit facility (the "2016 ESH REIT Revolving Credit Facility"). Subject to the satisfaction of certain criteria, borrowings under the 2016 ESH REIT Credit Facilities may be increased by an amount of up to $600.0 million, plus additional amounts, so long as, after giving effect to the incurrence of such incremental facility and the application of proceeds thereof, its pro-forma senior loan-to-value ratio is less than or equal to 45%.
Obligations under the 2016 ESH REIT Credit Facilities are guaranteed by certain existing and future material domestic subsidiaries of ESH REIT, other than those owning real property, subject to customary exceptions. Obligations under the 2016 ESH REIT Credit Facilities are secured, subject to certain exceptions, including an exception for real property, by a first-priority security interest in substantially all of the assets of ESH REIT and the guarantors.

The 2016 ESH REIT Credit Facilities contain a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends and distributions, make certain investments and other restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, sell assets or merge, consolidate or transfer all or substantially all of their assets. The 2016 ESH REIT Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the administrative agent is entitled to take various actions, including the acceleration of amounts due under the 2016 ESH REIT Credit Facilities and additional actions that a secured creditor is permitted to take following a default. As of September 30, 2016, ESH REIT was in compliance with all covenants under the 2016 ESH REIT Credit Facilities.
2016 Term Facility—ESH REIT borrowed $1,300.0 million under the 2016 Term Facility upon the closing of the 2016 ESH REIT Credit Facilities. The 2016 Term Facility bears interest at a rate equal to (i) LIBOR (subject to a floor of 0.75%) plus a spread which is applicable at such time by reference to the Rating Level Period, as defined, or (ii) base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50% or (C) the one-month adjusted LIBOR rate (subject to a floor of 0.75%) plus 1.00%) plus a spread which is applicable at such time by reference to the Rating Level Period. Spreads range from 2.75% to 3.00% for LIBOR loans and 1.75% to 2.00% for base rate loans, and vary depending on ESH REIT's credit rating. The 2016 Term Facility amortizes in equal quarterly installments in annual amounts of 1.0% of the principal amount outstanding, or $13.0 million, commencing on December 31, 2016, with the remaining balance payable at maturity. In addition to scheduled amortization, subject to certain exceptions, mandatory prepayments of up to 50% of annual Excess Cash Flow may be required based on ESH REIT's Consolidated Leverage Ratio, each as defined. Mandatory annual prepayments are due during the first quarter of the following year. The 2016 Term Facility matures on August 30, 2023.
ESH REIT has the option to voluntarily prepay outstanding loans under the 2016 Term Facility at any time upon three business days’ prior written notice for LIBOR loans or on one business day’s prior written notice for base rate loans. In addition to customary "breakage" costs with respect to LIBOR loans, amounts refinanced, substituted or replaced by indebtedness which has a lower all-in yield than the all-in yield under the 2016 Term Facility on or prior to February 28, 2017 (other than as a result of a transformative transaction) are subject to a prepayment penalty equal to 1.00% of the aggregate principal amount refinanced, substituted or replaced. Prepayments made after February 28, 2017 are not subject to a prepayment penalty.

2016 ESH REIT Revolving Credit Facility—ESH REIT borrowed $50.0 million upon the facility's closing. The 2016 ESH REIT Revolving Credit Facility provides for the issuance of up to $50.0 million of letters of credit. Borrowings under the facility bear interest at a rate equal to (i) LIBOR plus a spread that ranges from 2.25% to 2.75% based on ESH REIT’s Total Net Leverage Ratio, as defined, or (ii) base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50%, or (C) the one-month adjusted LIBOR rate plus 1.00%) plus a spread that ranges from 1.25% to 1.75% based on ESH REIT’s Total Net Leverage Ratio, as defined. There is no scheduled amortization under the 2016 ESH REIT Revolving Credit Facility and the facility matures on August 30, 2021.

In addition to paying interest on outstanding principal, ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the amount outstanding under the facility. ESH REIT is also required to pay customary letter of credit fees and agency fees. As of September 30, 2016, ESH REIT had no letters of credit outstanding under the facility, an outstanding balance of $25.0 million and available borrowing capacity of $325.0 million.

The 2016 ESH REIT Revolving Credit Facility is subject to a springing financial covenant whereby the senior loan-to-value ratio may not exceed 45% when the aggregate principal amount of borrowings and letters of credit under the 2016 ESH REIT Revolving Credit Facility, excluding up to $30.0 million of letters of credit, is equal to or greater than 25% of the aggregate available principal amount of the 2016 ESH REIT Revolving Credit Facility on the applicable fiscal quarter end date.
ESH REIT Senior Notes Due 2025
On May 15, 2015, ESH REIT issued $500.0 million of its 5.25% senior notes due in 2025 (the “2025 Notes”) under an indenture (the “Indenture”) with Deutsche Bank Trust Company Americas, as trustee, at 100% of par value in a private placement pursuant to Rule 144A of the Securities Act ("Rule 144A"). On March 18, 2016, ESH REIT issued an additional $800.0 million of the 2025 Notes under the Indenture at 98.5% of par value in a private placement pursuant to Rule 144A. The 2025 Notes mature on May 1, 2025 and bear interest at a fixed rate of 5.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year.
The 2025 Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of ESH REIT’s subsidiaries that guarantee ESH REIT’s obligations under the 2016 ESH REIT Credit Facilities. The 2025 Notes rank equally in right of payment with ESH REIT’s existing and future senior unsecured indebtedness, and senior in right of payment to all future subordinated indebtedness, if any. The 2025 Notes are effectively junior to any of ESH REIT’s secured indebtedness to the extent of the value of the assets securing such indebtedness.

ESH REIT may redeem the 2025 Notes at any time on or after May 1, 2020, in whole or in part, at a redemption price equal to 102.625% of the principal amount, declining annually to 100% of the principal amount from May 1, 2023 and thereafter, plus accrued and unpaid interest. Prior to May 1, 2020, ESH REIT may redeem the 2025 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a "make-whole" premium, as defined in the Indenture, plus accrued and unpaid interest. Prior to May 1, 2018, subject to certain conditions, ESH REIT may redeem up to 35% of the aggregate principal amount of the 2025 Notes at a redemption price equal to 105.250% of the aggregate principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds from certain equity offerings, provided 65% of the original amount of the principal remains outstanding after the occurrence of each such redemption. Upon a Change of Control, as defined, holders of the 2025 Notes have the right to require ESH REIT to redeem the 2025 Notes at 101% of the principal amount, plus accrued and unpaid interest.
The Indenture contains a number of customary covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, create certain liens, pay dividends or distributions, make certain investments and other restricted payments, enter into affiliate transactions, sell assets or merge, consolidate or transfer all or substantially all of their assets. As of September 30, 2016, ESH REIT was in compliance with all covenants set forth in the Indenture.
Unsecured Intercompany Facility
On August 30, 2016, ESH REIT and the Corporation entered into an unsecured intercompany credit facility (the "Unsecured Intercompany Facility"), under which ESH REIT borrowed $75.0 million from the Corporation upon the facility's closing. Subject to certain conditions, the principal amount of the Unsecured Intercompany Facility may be increased up to an amount that shall not exceed the greater of (i) $300.0 million and (ii) an unlimited amount so long as the incremental loan-to-value ratio, determined on a pro-forma basis as of the last day of the most recently ended test period, as if any incremental loans available under such incremental commitments had been outstanding on the last day of such period, and, in each case, without netting the cash proceeds of any such incremental loans, does not exceed 5.0%. Loans under the facility bear interest at 5.00% per annum. There is no scheduled amortization under the facility and the facility matures on August 30, 2023. ESH REIT has the option to voluntarily prepay outstanding loans at any time upon one business day’s prior written notice.

The Unsecured Intercompany Facility contains a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends or distributions, make certain investments and other restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, sell assets or merge, consolidate or transfer all or substantially all of their assets. The facility contains certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the Corporation is entitled to take various actions, including the acceleration of amounts due under the facility and all other actions that a creditor is permitted to take following a default. As of September 30, 2016, ESH REIT was in compliance with all covenants under the Unsecured Intercompany Facility.
Prior Indebtedness
ESH REIT 2012 Mortgage Loan
On August 30, 2016, ESH REIT fully repaid the balance of approximately $1,497.6 million outstanding under its $2.52 billion mortgage loan comprised of three components originally entered into in November 2012 (the “2012 Mortgage Loan”). Principal amounts, interest rates and maturities of the components of the 2012 Mortgage Loan outstanding as of December 31, 2015 are included in the table above. The outstanding balance of the 2012 Mortgage Loan, which was outstanding under Component C, was scheduled to mature in December 2019.
Substantially all of ESH REIT’s hotel properties served as collateral for the 2012 Mortgage Loan. ESH REIT guaranteed, under a customary recourse carve out guaranty (i) under certain limited circumstances, losses related to the 2012 Mortgage Loan plus enforcement costs incurred by the lenders and (ii) under certain other limited circumstances, repayment of the 2012 Mortgage Loan up to an aggregate liability under this clause (ii) of $252.0 million plus enforcement costs.

All receipts from the mortgaged properties were deposited into a domestic cash management account (“CMA”) for hotels in the U.S. and a Canadian CMA for hotels in Canada. Such CMAs were under the control of the loan service agent and were therefore classified as restricted cash on the accompanying unaudited condensed consolidated balance sheet as of December 31, 2015.
ESH REIT 2014 Term Loan
On March 18, 2016, using a portion of the net proceeds from its issuance of $800.0 million of additional 2025 Notes, together with cash on hand, ESH REIT fully repaid the remaining outstanding balance of approximately $366.5 million of its $375.0 million term loan facility (the “2014 Term Loan”) originally entered into in June 2014. The repayment of the 2014 Term Loan resulted in a prepayment penalty of approximately $3.7 million. The 2014 Term Loan was scheduled to mature in June 2019 and bore interest at the rate included in the table above as of December 31, 2015. There was no scheduled amortization; however, subject to certain exceptions, mandatory prepayments of up to 50% of Excess Cash Flow may have been required, based on ESH REIT’s Consolidated Leverage Ratio, each as defined. ESH REIT made a mandatory prepayment of approximately $8.5 million during the three months ended March 31, 2015.
ESH REIT 2013 Revolving Credit Facility
On November 18, 2013, ESH REIT entered into a $250.0 million revolving credit facility (the “2013 ESH REIT Revolving Credit Facility”), which was terminated on August 30, 2016. Prior to its termination, the facility originally matured in November 2016. The facility provided for the issuance of up to $50.0 million of letters of credit as well as borrowings on same day notice, referred to as swingline loans, in an amount up to $20.0 million. ESH REIT incurred a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the outstanding amount under the facility, and a fee of 3.125% on outstanding letters of credit. Borrowings under the facility bore interest at the rate included in the table above as of December 31, 2015. As of December 31, 2015, ESH REIT had no letters of credit outstanding under this facility, an outstanding balance drawn of $0 and borrowing capacity available of $250.0 million.
Future Maturities of Debt—The future maturities of debt, as of September 30, 2016, are as follows (in thousands):

Years Ending December 31,
Remainder of 2016	$3,250
2017	13,000
2018	13,000
2019	13,000
2020	13,000
Thereafter	2,644,750	(1)
Total	$2,700,000

(1)
Under the 2016 ESH REIT Term Facility, mandatory annual prepayments of up to 50% of Excess Cash Flow, as defined, may be required commencing with the year ending December 31, 2017. Mandatory annual prepayments are due during the first quarter of the following year.

Fair Value of Debt—As of September 30, 2016 and December 31, 2015, the estimated fair value of ESH REIT’s debt was approximately $2.6 billion and $2.8 billion, respectively. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on ESH REIT’s debt (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available.

7. DERIVATIVE INSTRUMENTS
ESH REIT from time to time uses derivative instruments to manage its exposure to interest rate risks. ESH REIT’s primary objective in holding derivatives is to reduce the volatility of cash flows and earnings associated with changes in interest rates. ESH REIT’s derivatives expose it to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. ESH REIT seeks to mitigate such risks by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. Management does not expect material losses as a result of defaults by counterparties.
In September 2016, ESH REIT entered into a floating-to-fixed interest rate swap at a fixed rate of 1.175% to manage its exposure to interest rate risk on a portion of its variable rate debt. The notional amount of the interest rate swap as of September 30, 2016 was $500.0 million, which reduces by $50.0 million every six months until September 2021. The swap is designated and accounted for as an effective cash flow hedge, as the notional amount, interest rate and payment dates in the interest rate swap match those of the hedged cash flows. The fair value of the interest rate swap as of September 30, 2016 was approximately $(0.6) million and is reported in accounts payable and accrued liabilities on the accompanying unaudited condensed consolidated balance sheets. There were no interest rate derivatives outstanding as of December 31, 2015.

8. INCOME TAXES
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
ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. Accordingly, ESH REIT expects to distribute approximately 100% of its taxable income for the foreseeable future.  As of December 31, 2015, the expectation was to distribute approximately 95% of ESH REIT’s taxable income. As a result of this change, during the three months ended March 31, 2016, ESH REIT recognized a benefit of approximately $(2.3) million with respect to the reversal of net deferred tax liabilities recorded as of December 31, 2015, which represented the previously estimated 5% of taxable income to be retained by ESH REIT.
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
ESH REIT recorded a provision for state and foreign income taxes of approximately $0.7 million for the three months ended September 30, 2016, an effective rate of approximately 2.8%, as compared with a provision of approximately $0.4 million for the three months ended September 30, 2015, an effective rate of approximately 0.9%. ESH REIT recorded a benefit for state and foreign income taxes of approximately $(3.1) million for the nine months ended September 30, 2016, an effective rate of approximately (18.5)%, as compared with a provision of approximately $0.6 million for the nine months ended September 30, 2015, an effective rate of approximately 0.8%. ESH REIT’s effective rate differs from the federal statutory rate of 35% primarily due to ESH REIT’s status as a REIT under the provisions of the Code. During the three months ended September 30, 2016, ESH REIT recognized a discrete provision to return adjustment of approximately $0.5 million. During the nine months ended September 30, 2016, in addition to an approximate $(0.8) million provision to return adjustment, ESH REIT also recognized the approximate $(2.3) million benefit discussed above.
ESH REIT’s income tax returns for the years 2013 to present are subject to examination by the Internal Revenue Service and other taxing authorities.

9. RELATED PARTY TRANSACTIONS

Revenues and Operating Expenses
Leases and Related Rental Revenues—ESH REIT’s revenues are derived from four leases. The counterparty to each lease agreement is a wholly-owned subsidiary of the Corporation. Fixed rental revenues are recognized on a straight-line basis. For the three months ended September 30, 2016 and 2015, ESH REIT recognized fixed rental revenues of approximately $116.4 million and $123.1 million, respectively. For the nine months ended September 30, 2016 and 2015, ESH REIT recognized fixed rental revenues of approximately $348.9 million and $369.5 million, respectively. Deferred rents receivable from Extended Stay America, Inc. on the accompanying unaudited condensed consolidated balance sheets represent the cumulative difference between straight-line rental revenues recognized and rental revenues contractually due. As scheduled rent payments begin to exceed straight-line rental revenues, this amount, approximately $40.6 million and $41.5 million as of

September 30, 2016 and December 31, 2015, respectively, will gradually decrease through the remainder of the lease terms until it is zero at the end of the lease terms in October 2018.
ESH REIT recognized approximately $36.8 million and $33.7 million of percentage rental revenues during the three months ended September 30, 2016 and 2015, respectively, and approximately $37.0 million and $34.1 million during the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, unearned rental revenues related to percentage rent were approximately $152.6 million, of which approximately $129.2 million had been received and approximately $23.4 million was outstanding and included as rents receivable on the accompanying unaudited condensed consolidated balance sheet. As of December 31, 2015, because all percentage rental revenue thresholds had been achieved for the year, no unearned contingent rental revenues existed, and approximately $4.3 million was outstanding and included as rents receivable on the accompanying unaudited condensed consolidated balance sheet.
As of September 30, 2016, unearned rental revenues related to prepaid October 2016 fixed rental revenues were approximately $38.8 million. As of December 31, 2015, unearned rental revenues related to prepaid January 2016 fixed rental revenues were approximately $38.3 million.
Overhead Costs—ESA Management incurs costs under a services agreement with the Corporation and ESH REIT for certain overhead services performed on the entities' behalf. The services relate to executive management, accounting, financial analysis, training and technology. For the three months ended September 30, 2016 and 2015, ESH REIT incurred approximately $2.1 million and $2.2 million, respectively, related to this agreement and for the nine months ended September 30, 2016 and 2015, ESH REIT incurred approximately $6.7 million and $7.2 million, respectively, related to this agreement, which is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The expenses ESH REIT incurs under this services agreement include expenses related to applicable employees that participate in the Corporation’s long-term incentive plan (as described in Note 11). Such charges were approximately $0.5 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively, and $1.4 million and $1.1 million for the nine months ended September 30, 2016 and 2015, respectively.
Debt, Equity and Other Transactions
Distributions—The Corporation owns all of the Class A common stock of ESH REIT, which represents approximately 55% of the outstanding shares of common stock of ESH REIT. During the three and nine months ended September 30, 2016, ESH REIT paid distributions of approximately $25.0 million and $147.8 million (of which approximately $47.6 million had been declared as of December 31, 2015), respectively, to the Corporation in respect of the Class A common stock of ESH REIT. During the three and nine months ended September 30, 2015, ESH REIT paid distributions of approximately $37.6 million and $112.7 million, respectively, to the Corporation in respect of the Class A common stock of ESH REIT.
Issuance of Common Stock—In September 2016, ESH REIT issued approximately 25,000 shares of Class B common stock, each of which was attached to a share of Corporation common stock to form a Paired Share, used to settle vested restricted stock units. ESH REIT will be compensated approximately $0.2 million for the issuance of these shares in the fourth quarter of 2016. In March 2016, ESH REIT issued, and was compensated approximately $1.1 million for, approximately 199,000 shares of Class B common stock, each of which was attached to a share of Corporation common stock to form a Paired Share, used to settle vested restricted stock units. Also, in March 2015, ESH REIT issued, and was compensated approximately $0.7 million for, approximately 97,000 shares of Class B common stock, each of which was attached to a share of Corporation common stock to form a Paired Share, used to settle vested restricted stock units. In March 2015, ESH REIT issued approximately 190,000 shares of Class A common stock to the Corporation for consideration of approximately $1.7 million.
As of September 30, 2016, approximately 17,000 restricted stock units issued by the Corporation have vested but have not been settled. In March 2017, in accordance with the awards' settlement provisions, ESH REIT expects to issue and be compensated for the issuance of the corresponding shares of Class B common stock, each of which will be attached to a share of common stock of the Corporation to form a Paired Share.
As of September 30, 2016, ESH REIT has recognized a receivable of approximately $0.3 million, which is included within due from Extended Stay America, Inc. on the accompanying unaudited condensed consolidated balance sheet, related to Class B common shares issued in September 2016 and those expected to be issued in March 2017
Senior Note Issuance—In March 2016, in connection with ESH REIT's $800.0 million issuance of its 2025 Notes discussed in Note 6, an affiliate of one of the Sponsors acted as an initial purchaser and purchased $24.0 million of the 2025 Notes. As such, the affiliate of one of the Sponsors earned approximately $0.4 million in fees related to the transaction for the nine months ended September 30, 2016.

Unsecured Intercompany Facility—As of September 30, 2016, the outstanding balance owed by ESH REIT under the Unsecured Intercompany Facility was $75.0 million. ESH REIT is able to increase its borrowings under the Unsecured Intercompany Facility to an amount of up to $300.0 million, plus additional amounts, in each case, subject to certain conditions (see Note 6). During the three and nine months ended September 30, 2016, ESH REIT incurred approximately $0.3 million in interest expense related to the Unsecured Intercompany Facility.
Working Capital—As of September 30, 2016, ESH REIT had an outstanding net receivable of approximately $6.9 million due from the Corporation and its subsidiaries. This amount consists of certain disbursements made by ESH REIT on behalf of the Corporation in the ordinary course of business. As of December 31, 2015, ESH REIT had an outstanding net payable of approximately $64.7 million due to the Corporation and its subsidiaries. This amount consisted of an unpaid special cash distribution ESH REIT declared on its Class A common shares of approximately $47.6 million and certain disbursements the Corporation made on behalf of ESH REIT in the ordinary course of business. Outstanding balances are typically repaid within 60 days.

10. COMMITMENTS AND CONTINGENCIES
Lease Commitments—ESH REIT is a tenant under long-term ground leases at four of its hotel properties. The initial terms of the ground lease agreements terminate at various dates between 2021 and 2096, and three leases include multiple renewal options for generally five or 10 year periods.
Rent expense on ground leases is recognized on a straight-line basis and was approximately $0.4 million for each of the three months ended September 30, 2016 and 2015, and approximately $1.1 million for each of the nine months ended September 30, 2016 and 2015. Ground lease expense is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.
Other Commitments—ESH REIT has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of its properties is located. The initial term of the agreement terminates in 2031. The cost related to this commitment was approximately $0.1 million for each of the three months ended September 30, 2016 and 2015, and approximately $0.2 million for each of the nine months ended September 30, 2016 and 2015 and is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.
Paired Share Repurchase Commitment—As of September 30, 2016, ESH REIT agreed to repurchase 1.95 million of its Class B common shares for approximately $10.5 million, for which settlement had not yet occurred (see Note 12).
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

11. EQUITY-BASED COMPENSATION
The Corporation and ESH REIT each maintain a long-term incentive plan (“LTIP”), as amended and restated in 2015, approved by their shareholders. Under the LTIPs, the Corporation and ESH REIT may issue to eligible employees or directors restricted stock awards ("RSAs"), restricted stock units ("RSUs") or other equity-based awards, in respect of Paired Shares, with service, performance or market vesting conditions. The aggregate number of Paired Shares that may be the subject of awards under the LTIPs shall not exceed 8,000,000, of which no more than 4,000,000 may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIP has a share reserve of an equivalent number of shares of Corporation common stock and ESH REIT Class B common stock. As of September 30, 2016, approximately 4,052,000 Paired Shares were available for future issuance under the LTIPs.
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

During the three and nine months ended September 30, 2016, ESH REIT incurred approximately $0.6 million and $1.5 million, respectively, of equity-based compensation expense (which included approximately $0.5 million and $1.4 million paid to the Corporation). During the three and nine months ended September 30, 2015, ESH REIT incurred approximately $0.3 million and $1.0 million, respectively, of equity-based compensation expense (which included approximately $0.2 million and $0.6 million paid to the Corporation). Equity-based compensation expense is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
As of September 30, 2016, there was approximately $0.3 million of unrecognized compensation expense related to outstanding equity-based awards, which is expected to be recognized subsequent to September 30, 2016 over a weighted-average period of approximately 2.9 years. Total unrecognized compensation expense will be adjusted for actual forfeitures.

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

The Corporation accounts for awards issued under its LTIP in a manner similar to that of ESH REIT. As such, for all LTIP awards granted by the Corporation, ESH REIT will receive compensation for the fair value of the Class B shares on the date of settlement of such Class B shares by ESH REIT. As of September 30, 2016, ESH REIT is expected to issue, and be compensated in cash for, approximately 1,918,000 shares of Class B common stock of ESH REIT in future periods for RSUs issued by the Corporation, assuming performance-based awards vest at less than 100% of their target level and no additional forfeitures.
RSA/RSU activity during the nine months ended September 30, 2016, was as follows:

	Number of RSAs/RSUs (in thousands)	Weighted- Average Grant-Date Fair Value
Outstanding RSAs/RSUs - January 1, 2016	244	$9.71
RSAs/RSUs granted in 2016	15	$14.08
RSAs/RSUs settled in 2016	(228)	$9.18
RSAs/RSUs forfeited in 2016	—	$—
Outstanding RSAs/RSUs - September 30, 2016	31	$16.00
Vested RSAs/RSUs - September 30, 2016	—	$—
Nonvested RSAs/RSUs - September 30, 2016	31	$16.00

12. SUBSEQUENT EVENTS
On October 4, 2016, certain selling stockholders (the "Selling Stockholders") sold 13.0 million Paired Shares as part of a secondary offering. The Selling Shareholders consisted solely of entities affiliated with the Sponsors and did not include officers or directors of the Corporation or ESH REIT. ESH REIT did not sell Class B common shares in the secondary offering and did not receive proceeds from the secondary offering. ESH REIT did, however, incur professional fees in connection with the secondary offering. For the nine months ended September 30, 2016, total incurred expenses were approximately $0.2 million.
In connection with the secondary offering, and also on October 4, 2016, ESH REIT repurchased 1.95 million ESH REIT Class B common shares from the Selling Stockholders for approximately $10.5 million pursuant to that certain share repurchase agreement, dated September 26, 2016, by and among the Corporation and ESH REIT and the Selling Stockholders. The share repurchase was funded from cash on hand. After completion of these transactions, the Sponsors owned approximately 57.0% of the ESH REIT Class B common shares.
On October 6, 2016, ESH REIT executed a purchase and sale agreement to divest one property for approximately $44.8 million. A subsidiary of the Corporation expects to lease back the property at nominal rent. This transaction is expected to close in the fourth quarter of 2016, subject to the satisfaction or waiver of customary closing conditions.

On October 21, 2016, the Corporation and ESH REIT executed a purchase and sale agreement to divest three Extended Stay Canada hotels for $76.0 million Canadian dollars. This transaction is expected to close in the first quarter of 2017, subject to the satisfaction or waiver of customary closing conditions. Upon or prior to closing, approximately $11.2 million of foreign currency translation loss included in accumulated other comprehensive loss on the accompanying condensed consolidated statement of changes in equity as of September 30, 2016 will be recorded as a charge against earnings.
On October 25, 2016, the Board of Directors of ESH REIT declared a cash distribution of $0.03 per share for the third quarter of 2016 on its Class A and Class B common stock. The distribution is payable on November 22, 2016 to shareholders of record as of November 8, 2016.

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

•
Comparable Hotels. The term “Comparable Hotels” refers, when used in connection with describing our results of operations, to the 629 Extended Stay America and Extended Stay Canada-branded hotels owned and operated by the Company for the three and nine months ended September 30, 2016 and 2015, and excludes the 53 hotels sold in December 2015 as part of the Portfolio Sale (as defined below).

•
Corporation. The term “Corporation” refers to Extended Stay America, Inc., a Delaware corporation, and its subsidiaries (excluding ESH REIT and its subsidiaries), which include the Operating Lessees (as defined below), ESH Strategies (as defined below) and ESA Management (as defined below). The Corporation controls ESH REIT through its ownership of ESH REIT’s Class A common stock, which currently represents approximately 55% of the outstanding common stock of ESH REIT.

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

•
Paired Share. The term “Paired Share” means one share of common stock, par value $0.01 per share, of the Corporation together with one share of Class B common stock, par value $0.01 per share, of ESH REIT, which are attached and trade as a single unit.

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

Overview
We are the largest integrated owner/operator of company-branded hotels in North America. Our business operates in the extended stay lodging industry, and as of September 30, 2016, we owned and operated 629 hotel properties comprising approximately 69,400 rooms located in 44 states across the United States and in Canada. We own and operate the substantial majority of our hotels under our core brand, Extended Stay America, which serves the mid-price extended stay segment, and accounts for approximately 45% of the segment by number of rooms in the United States. In addition, we own and operate three Extended Stay Canada hotels.
Our extended stay hotels are designed to provide an affordable and attractive alternative to traditional lodging or apartment accommodations and are targeted toward self-sufficient, value-conscious guests. Our hotels feature fully-furnished rooms with in-room kitchens, complimentary grab-and-go breakfast, free WiFi, flat screen TVs and on-site guest laundry. Our guests include business travelers, leisure travelers, professionals on temporary work or training assignments, persons relocating, temporarily displaced or purchasing a home and anyone else in need of temporary housing. Our guests generally rent accommodations on a weekly or longer term basis. For the twelve months ended September 30, 2016, approximately 34.9%, 22.9% and 42.2% of our total revenues were derived from guests with stays from 1-6 nights, from 7-29 nights and 30 or more nights, respectively.
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
The following table presents the components of the Company’s revenues as a percentage of our total revenues for the nine months ended September 30, 2016:

Percentage of 2016 Year to Date Revenues
•     Room revenues. Room revenues are driven primarily by ADR and occupancy. Pricing policy and customer mix are significant drivers of ADR. Due to our relatively high occupancy levels, our primary focus is on increasing RevPAR by increasing ADR. For the nine months ended September 30, 2016, we experienced RevPAR growth of approximately 7.5% compared to the nine months ended September 30, 2015. On a Comparable Hotel basis, we experienced RevPAR growth of approximately 3.9%, mainly due to a shift in our customer mix to a greater number of high yield, shorter-stay business and leisure guests, the collective impact of our hotel renovation program and a focus on service excellence.
98.5%
• Other hotel revenues. Other hotel revenues include ancillary revenues such as laundry revenues, vending commissions, additional housekeeping fees and pet charges. Occupancy and customer mix, as well as the number and percentage of guests that have longer-term stays, are the key drivers of other hotel revenues.	1.5%
The following table presents the components of the Company’s operating expenses as a percentage of our total operating expenses for the nine months ended September 30, 2016:

Percentage of 2016 Year to Date Operating Expenses
•     Hotel operating expenses. Hotel operating expenses have both fixed and variable components. Operating expenses that are relatively fixed include personnel expense, real estate tax expense and property insurance premium expense. Occupancy is a key driver of expenses that have a high degree of variability such as housekeeping services and amenity costs. Other variable expenses include marketing costs, reservation costs, property insurance claims expense and repairs and maintenance expense. We experienced a decrease in hotel operating expenses of approximately $6.0 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. On a Comparable Hotel basis, we experienced an increase in hotel operating expenses of approximately $24.7 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, mainly due to increases in personnel expense, reservation costs, loss on disposal of assets, real estate tax expense and credit card fees, partially offset by decreases in utilities expense and amenity costs.
64.9%
• General and administrative expenses. General and administrative expenses include expenses associated with corporate overhead. These costs consist primarily of compensation expense of our corporate staff, which includes equity-based compensation, and professional fees, including audit, tax, legal and consulting fees.	10.7%
• Depreciation and amortization. Depreciation and amortization is a non-cash charge that relates primarily to the acquisition and related usage of hotels and other property and equipment, including capital expenditures incurred with respect to our hotel renovations.	24.0%
• Impairment of long-lived assets. Impairment of long-lived assets is a non-cash charge recognized when events and circumstances indicate that the carrying value of an individual asset, or group of assets, may not be recoverable.	0.4%

Understanding Our Results of Operations—ESH REIT
Revenues. ESH REIT’s rental revenues are generated from leasing its hotel properties to the Operating Lessees. Rental revenues consist of fixed minimum rental payments recognized on a straight-line basis over the lease terms plus specified percentages of total hotel revenues over designated thresholds.
Expenses. The following table presents the components of ESH REIT’s operating expenses as a percentage of ESH REIT’s total operating expenses for the nine months ended September 30, 2016:

Percentage of 2016 Year to Date Operating Expenses
• Hotel operating expenses. ESH REIT’s hotel operating expenses include expenses directly related to ownership of the hotels, such as real estate tax expense, loss on disposal of assets and property insurance premium and claims expense.	28.7%
• General and administrative expenses. General and administrative expenses include overhead expenses incurred directly by ESH REIT and administrative costs reimbursed to ESA Management.	4.4%
• Depreciation. Depreciation is a non-cash charge that relates primarily to the acquisition and related usage of hotels and other property and equipment, including capital expenditures incurred with respect to our hotel renovations.	66.9%

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
Results of Operations—The Company
Comparison of Three Months Ended September 30, 2016 and September 30, 2015
As of September 30, 2015, we owned and operated 682 hotels consisting of 76,000 rooms. On December 8, 2015, we completed the Portfolio Sale. Therefore, as of September 30, 2016, we owned and operated 629 hotels consisting of approximately 69,400 rooms. See Note 4 to the unaudited condensed consolidated financial statements of Extended Stay America, Inc., which are included in Item 1 in this combined quarterly report on Form 10-Q.

The following table presents our consolidated results of operations for the three months ended September 30, 2016 and 2015, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended September 30,
	2016	2015	Change ($)	Change (%)
Revenues:
Room revenues	$349,076	$355,445	$(6,369)	(1.8)%
Other hotel revenues	5,445	5,071	374	7.4%
Total revenues	354,521	360,516	(5,995)	(1.7)%
Operating expenses:
Hotel operating expenses	149,860	159,049	(9,189)	(5.8)%
General and administrative expenses	24,612	24,373	239	1.0%
Depreciation and amortization	55,955	52,268	3,687	7.1%
Impairment of long-lived assets	2,756	9,011	(6,255)	(69.4)%
Total operating expenses	233,183	244,701	(11,518)	(4.7)%
Other income	2	3	(1)	(33.3)%
Income from operations	121,340	115,818	5,522	4.8%
Other non-operating (income) expense	(305)	1,143	(1,448)	(126.7)%
Interest expense, net	48,713	35,157	13,556	38.6%
Income before income tax expense	72,932	79,518	(6,586)	(8.3)%
Income tax expense	15,867	21,293	(5,426)	(25.5)%
Net income	57,065	58,225	(1,160)	(2.0)%
Net income attributable to noncontrolling interests (1)	(10,509)	(20,569)	10,060	(48.9)%
Net income attributable to common shareholders	$46,556	$37,656	$8,900	23.6%
________________________________

(1)	Noncontrolling interests in Extended Stay America, Inc. include approximately 45% of ESH REIT’s common equity and 125 shares of ESH REIT preferred stock.

The following table presents key operating metrics, including occupancy, ADR, RevPAR, hotel inventory and renovation displacement data for our hotels for the three months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,
	2016	2015	Change
Number of hotels (as of September 30) (1)	629	682	(53)
Number of rooms (as of September 30) (1)	69,383	76,000	(6,617)
Occupancy	79.4%	78.3%	110 bps
ADR	$68.84	$64.95	6.0%
RevPAR	$54.65	$50.83	7.5%
Hotel Inventory (as of September 30):
Renovated Extended Stay America (2)	547	413	134
Unrenovated Extended Stay America and other (1)	82	222	(140)
Crossland Economy Studios (1)	—	47	(47)
Total number of hotels	629	682	(53)
Renovation Displacement Data (in thousands, except percentages) (2)
Total available room nights	6,383	6,993	(610)
Room nights displaced from renovation	64	128	(64)
% of available room nights displaced	1.0%	1.8%	(80) bps
_________________________________

(1)
In December 2015, the Company completed the Portfolio Sale, which consisted of six hotel properties that were included in "Unrenovated Extended Stay America and other" and 47 hotel properties that were included in "Crossland Economy Studios" as of September 30, 2015.

(2)	See "—Liquidity and Capital Resources—Capital Expenditures—Hotel Renovation Program."

(3)	Includes three Extended Stay Canada-branded hotels.

The following table presents key operating metrics, including occupancy, ADR, RevPAR, hotel inventory and renovation displacement data for Comparable Hotels for the three months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,
	2016	2015	Change
Number of hotels	629	629	—
Number of rooms	69,383	69,383	—
Comparable Hotel Occupancy	79.4%	78.4%	100 bps
Comparable Hotel ADR	$68.84	$67.22	2.4%
Comparable Hotel RevPAR	$54.65	$52.70	3.7%
Comparable Hotel Inventory (1):
Renovated Extended Stay America (2)	547	413	134
Unrenovated Extended Stay America and other	82	216	(134)
Comparable Hotel number of hotels	629	629	—
Comparable Hotel Renovation Displacement Data (in thousands, except percentages) (1)
Comparable Hotel available room nights	6,383	6,383	—
Comparable Hotel room nights displaced from renovation	64	128	(64)
% of Comparable Hotel available room nights displaced	1.0%	2.0%	(100) bps
 _________________________________

(1)	See "—Liquidity and Capital Resources—Capital Expenditures—Hotel Renovation Program."

(2)	Includes three Extended Stay Canada-branded hotels.
Room revenues. Room revenues decreased by approximately $6.4 million, or 1.8%, to approximately $349.1 million for the three months ended September 30, 2016 compared to approximately $355.4 million for the three months ended September 30, 2015, due to the Portfolio Sale.  On a Comparable Hotel basis, room revenues increased by approximately $12.6 million, or 3.8%, primarily due to a 2.4% increase in ADR as well as a 100 bps increase in occupancy, resulting in a 3.7% increase in RevPAR, primarily a result of a shift in our customer mix to a greater number of high yield, shorter-stay business and leisure guests, the collective impact of our hotel renovation program and a focus on service excellence.
Other hotel revenues. Other hotel revenues increased by approximately $0.4 million, or 7.4%, to approximately $5.4 million for the three months ended September 30, 2016 compared to approximately $5.1 million for the three months ended September 30, 2015. On a Comparable Hotel basis, other hotel revenues increased by approximately $0.7 million, or 15.5%, to approximately $5.4 million for the three months ended September 30, 2016 compared to approximately $4.7 million for the three months ended September 30, 2015.
Hotel operating expenses. Hotel operating expenses decreased by approximately $9.2 million, or 5.8%, to approximately $149.9 million for the three months ended September 30, 2016 compared to approximately $159.0 million for the three months ended September 30, 2015, due to the Portfolio Sale. On a Comparable Hotel basis, hotel operating expenses increased by approximately $1.7 million, or 1.2%, partly due to an increase in personnel expense of approximately $2.0 million and reservation costs of approximately $1.4 million, which related to an increase in commissionable bookings through online travel agents. This increase was also driven by an increase in loss on disposal of assets of approximately $1.0 million as a result of our hotel renovation program, real estate tax expense of approximately $0.9 million and property insurance claims expense of approximately $0.6 million. These increases were partially offset by decreases in repairs and maintenance expense of approximately $1.8 million, amenity costs of approximately $1.3 million and marketing costs of approximately $1.2 million.
General and administrative expenses. General and administrative expenses increased by approximately $0.2 million, or 1.0%, to approximately $24.6 million for the three months ended September 30, 2016 compared to approximately $24.4 million for the three months ended September 30, 2015. The increase was driven by an increase in overhead personnel expense of approximately $0.7 million as well as legal and other professional fees of approximately $0.4 million. These increases were partially offset by a decrease in travel expenses of approximately $0.5 million.

Depreciation and amortization. Depreciation and amortization increased by approximately $3.7 million, or 7.1%, to approximately $56.0 million for the three months ended September 30, 2016 compared to approximately $52.3 million for the three months ended September 30, 2015, which was primarily due to an increase in investment in hotel assets as a result of our hotel renovation program, partially offset by the Portfolio Sale.
Impairment of long-lived assets. Asset impairments are recorded as required based on an evaluation of property and equipment and intangible assets for impairment.  During the three months ended September 30, 2016 and 2015, we recognized impairment charges of approximately $2.8 million and $9.0 million, respectively.
Other non-operating (income) expense. During the three months ended September 30, 2016, we recognized a non-cash foreign currency transaction gain of approximately $0.3 million, related to the depreciation of the U.S. dollar versus the Canadian dollar at one of our Canadian currency-based entities which had U.S. dollar denominated debt. During the three months ended September 30, 2015, we recognized a non-cash foreign currency transaction loss of approximately $1.1 million, related to the appreciation of the U.S. dollar versus the Canadian dollar.
Interest expense, net. Excluding debt extinguishment costs of approximately $14.1 million incurred during the three months ended September 30, 2016 related to the full repayment of the balance of approximately $1,497.6 million outstanding on ESH REIT’s $2.52 billion mortgage loan entered into in November 2012 (the "2012 Mortgage Loan"), consisting of the write-off of unamortized deferred financing costs of approximately $12.8 million and other costs of approximately $1.3 million, net interest expense for the three months ended September 30, 2016 decreased approximately $0.5 million, or 1.4%, to approximately $34.7 million for the three months ended September 30, 2016 compared to approximately $35.2 million for the three months ended September 30, 2015. The Company’s weighted average interest rate increased to approximately 4.6% as of September 30, 2016 compared to approximately 4.4% as of September 30, 2015. However, the Company’s total debt outstanding decreased to approximately $2.6 billion, net of unamortized deferred financing costs and debt discount, as of September 30, 2016, compared to approximately $2.8 billion, net of unamortized deferred financing costs and debt discount, as of September 30, 2015.
Income tax expense. Our effective income tax rate decreased by approximately 5.0 percentage points to approximately 21.8% for the three months ended September 30, 2016 compared to approximately 26.8% for the three months ended September 30, 2015. The Company’s effective tax rate is lower than the federal statutory rate of 35% due to ESH REIT’s status as a REIT under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"). The decrease in our effective income tax rate for the three months ended September 30, 2016 is due to the recognition of a discrete provision to return income tax benefit of approximately $(2.0) million upon the filing of an income tax return.  In addition, we recognized an income tax benefit of approximately $(0.8) million during the three months ended September 30, 2016 related to the reversal of a deferred tax liability associated with the Company's anticipated receipt of future ESH REIT nontaxable distributions. ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. Accordingly, ESH REIT expects to distribute approximately 100% of its taxable income for the foreseeable future. ESH REIT will incur federal and state income tax at statutory rates on its taxable income not distributed.
Comparison of Nine Months Ended September 30, 2016 and September 30, 2015
As of September 30, 2015, we owned and operated 682 hotels consisting of 76,000 rooms. On December 8, 2015, we completed the Portfolio Sale. Therefore, as of September 30, 2016, we owned and operated 629 hotels consisting of approximately 69,400 rooms. See Note 4 to the unaudited condensed consolidated financial statements of Extended Stay America, Inc., which are included in Item 1 in this combined quarterly report on Form 10-Q.

The following table presents our consolidated results of operations for the nine months ended September 30, 2016 and 2015, including the amount and percentage change in these results between the periods (in thousands):

	Nine Months Ended September 30,
	2016	2015	Change ($)	Change (%)
Revenues:
Room revenues	$960,046	$974,127	$(14,081)	(1.4)%
Other hotel revenues	14,822	14,291	531	3.7%
Total revenues	974,868	988,418	(13,550)	(1.4)%
Operating expenses:
Hotel operating expenses	444,498	450,543	(6,045)	(1.3)%
General and administrative expenses	73,552	73,909	(357)	(0.5)%
Depreciation and amortization	164,274	151,980	12,294	8.1%
Impairment of long-lived assets	2,756	9,011	(6,255)	(69.4)%
Total operating expenses	685,080	685,443	(363)	(0.1)%
Other income	20	44	(24)	(54.5)%
Income from operations	289,808	303,019	(13,211)	(4.4)%
Other non-operating (income) expense	(1,069)	2,035	(3,104)	(152.5)%
Interest expense, net	131,462	101,975	29,487	28.9%
Income before income tax expense	159,415	199,009	(39,594)	(19.9)%
Income tax expense	26,211	48,119	(21,908)	(45.5)%
Net income	133,204	150,890	(17,686)	(11.7)%
Net income attributable to noncontrolling interests(1)	(8,873)	(33,703)	24,830	(73.7)%
Net income attributable to common shareholders	$124,331	$117,187	$7,144	6.1%
________________________________

(1)	Noncontrolling interests in Extended Stay America, Inc. include approximately 45% of ESH REIT’s common equity and 125 shares of ESH REIT preferred stock.

The following table presents key operating metrics, including occupancy, ADR, RevPAR, hotel inventory and renovation displacement data for our hotels for the nine months ended September 30, 2016 and 2015, respectively:

	Nine Months Ended September 30,
	2016	2015	Change
Number of hotels (as of September 30) (1)	629	682	(53)
Number of rooms (as of September 30) (1)	69,383	76,000	(6,617)
Occupancy	75.2%	75.3%	(10) bps
ADR	$67.09	$62.38	7.6%
RevPAR	$50.47	$46.95	7.5%
Hotel Inventory (as of September 30) (2):
Renovated Extended Stay America (3)	547	413	134
Unrenovated Extended Stay America and other (1)	82	222	(140)
Crossland Economy Studios (1)	—	47	(47)
Total number of hotels	629	682	(53)
Renovation Displacement Data (in thousands, except percentages) (2)
Total available room nights	19,015	20,747	(1,732)
Room nights displaced from renovation	243	231	12
% of available room nights displaced	1.3%	1.1%	20 bps
_________________________________

(1)
In December 2015, the Company completed the Portfolio Sale, which consisted of six hotel properties that were included in "Unrenovated Extended Stay America and other" and 47 hotel properties that were included in "Crossland Economy Studios" as of September 30, 2015.

(2)	See "—Liquidity and Capital Resources—Capital Expenditures—Hotel Renovation Program."

(3)	Includes three Extended Stay Canada-branded hotels.

The following table presents key operating metrics, including occupancy, ADR, RevPAR and renovation displacement data for Comparable Hotels for the nine months ended September 30, 2016 and 2015, respectively:

	Nine Months Ended September 30,
	2016	2015	Change
Number of hotels	629	629	—
Number of rooms	69,383	69,383	—
Comparable Hotel Occupancy	75.2%	75.3%	(10) bps
Comparable Hotel ADR	$67.09	$64.54	4.0%
Comparable Hotel RevPAR	$50.47	$48.59	3.9%

Comparable Hotel Inventory (1):
Renovated Extended Stay America (2)	547	413	134
Unrenovated Extended Stay America and other	82	216	(134)
Comparable Hotel number of hotels	629	629	—

Comparable Hotel Renovation Displacement Data (in thousands, except percentages) (1)
Comparable Hotel available room nights	19,015	18,944	71
Comparable Hotel room nights displaced from renovation	243	231	12
% of Comparable Hotel available room nights displaced	1.3%	1.2%	10 bps
 _________________________________

(1)	See "—Liquidity and Capital Resources—Capital Expenditures—Hotel Renovation Program."

(2)	Includes three Extended Stay Canada-branded hotels.
Room revenues. Room revenues decreased by approximately $14.1 million, or 1.4%, to approximately $960.0 million for the nine months ended September 30, 2016 compared to approximately $974.1 million for the nine months ended September 30, 2015, due to the Portfolio Sale.  On a Comparable Hotel basis, room revenues increased by approximately $39.7 million, or 4.3%, primarily due to a 4.0% increase in ADR partially offset by a 10 bps decrease in occupancy, mainly driven by an increase in the number of room nights displaced from renovation, resulting in a 3.9% increase in RevPAR, primarily a result of a shift in our customer mix to a greater number of high yield, shorter-stay business and leisure guests, the collective impact of our hotel renovation program and a focus on service excellence.
Other hotel revenues. Other hotel revenues increased by approximately $0.5 million, or 3.7%, to approximately $14.8 million for the nine months ended September 30, 2016 compared to approximately $14.3 million for the nine months ended September 30, 2015. On a Comparable Hotel basis, other hotel revenues increased by approximately $1.5 million, or 11.4%, to approximately $14.8 million for the nine months ended September 30, 2016 compared to approximately $13.3 million for the nine months ended September 30, 2015.
Hotel operating expenses. Hotel operating expenses decreased by approximately $6.0 million, or 1.3%, to approximately $444.5 million for the nine months ended September 30, 2016 compared to approximately $450.5 million for the nine months ended September 30, 2015, due to the Portfolio Sale. On a Comparable Hotel basis, hotel operating expenses increased by approximately $24.7 million, or 5.9%, partly due to an increase in personnel expense of approximately $12.3 million and reservation costs of approximately $7.0 million, which related to an increase in commissionable bookings through online travel agents. This increase was also driven by an increase in loss on disposal of assets of approximately $4.2 million as a result of our hotel renovation program, real estate tax expense of approximately $3.1 million, partially due to the receipt of a $2.1 million refund in the prior year as a result of the appeal of real estate taxes in certain jurisdictions, and credit card fees of approximately $2.5 million. These increases were partially offset by decreases in utilities expense of approximately $1.9 million as well as amenity costs of approximately $1.1 million.
General and administrative expenses. General and administrative expenses decreased by approximately $0.3 million, or 0.5%, to approximately $73.6 million for the nine months ended September 30, 2016 compared to approximately $73.9 million for the nine months ended September 30, 2015, mainly driven by a decrease in legal and other professional fees of approximately $2.1 million. This decrease was partially offset by an increase of approximately $1.5 million in expenses related to future growth initiatives as well as overhead personnel expense of approximately $1.4 million, including equity-based compensation expense for awards granted to employees during the nine months ended September 30, 2016.
Depreciation and amortization. Depreciation and amortization increased by approximately $12.3 million, or 8.1%, to approximately $164.3 million for the nine months ended September 30, 2016 compared to approximately $152.0 million for the nine months ended September 30, 2015, which was primarily due to an increase in investment in hotel assets as a result of our hotel renovation program, partially offset by the Portfolio Sale.

Impairment of long-lived assets. Asset impairments are recorded as required based on an evaluation of property and equipment and intangible assets for impairment. During the nine months ended September 30, 2016 and 2015, we recognized impairment charges of approximately $2.8 million and $9.0 million, respectively.
Other non-operating (income) expense. During the nine months ended September 30, 2016, we recognized a non-cash foreign currency transaction gain of approximately $1.1 million, related to the depreciation of the U.S. dollar versus the Canadian dollar at one of our Canadian currency-based entities which had U.S. dollar denominated debt. During the nine months ended September 30, 2015, we recognized a non-cash foreign currency transaction loss of approximately $2.0 million, related to the appreciation of the U.S. dollar versus the Canadian dollar.
Interest expense, net. Excluding debt extinguishment costs of approximately $26.2 million incurred during the nine months ended September 30, 2016 related to the full repayment of the 2012 Mortgage Loan and ESH REIT's former term loan facility, which consisted of the write-off of unamortized deferred financing costs and debt discount of approximately $21.2 million and prepayment penalties and other costs of approximately $5.0 million, and excluding debt extinguishment costs of approximately $2.3 million incurred during the nine months ended September 30, 2015 related to the partial repayment of the 2012 Mortgage Loan, which consisted of the write-off of unamortized deferred financing costs of approximately $1.7 million and other costs of approximately $0.6 million, net interest expense for the nine months ended September 30, 2016 increased $5.6 million, or 5.6%, to approximately $105.3 million for the nine months ended September 30, 2016 compared to approximately $99.7 million for the nine months ended September 30, 2015, primarily due to an increase in the Company’s weighted-average interest rate. The Company’s weighted average interest rate increased to approximately 4.6% as of September 30, 2016 compared to approximately 4.4% as of September 30, 2015. However, the Company’s total debt outstanding decreased to approximately $2.6 billion, net of unamortized deferred financing costs and debt discount, as of September 30, 2016, compared to approximately $2.8 billion, net of unamortized deferred financing costs and debt discount, as of September 30, 2015.
Income tax expense. Our effective income tax rate decreased by approximately 7.8 percentage points to approximately 16.4% for the nine months ended September 30, 2016 compared to approximately 24.2% for the nine months ended September 30, 2015. The Company’s effective tax rate is lower than the federal statutory rate of 35% due to ESH REIT’s status as a REIT under the provisions of the Code. The decrease in our effective income tax rate for the nine months ended September 30, 2016 is due to the recognition of an income tax benefit of approximately $(1.8) million with respect to the reversal of net deferred tax liabilities reported as of December 31, 2015, which represented the previously estimated 5% of taxable income to be retained by ESH REIT. In addition, we recognized an income tax benefit of approximately $(8.5) million related to the reversal of a deferred tax liability associated with the Company’s anticipated receipt of future ESH REIT nontaxable distributions. Further, during the nine months ended September 30, 2016, the Company recognized a discrete provision to return adjustment of approximately $(2.0) million upon the filing of an income tax return. ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs.  Accordingly, ESH REIT expects to distribute approximately 100% of its taxable income for the foreseeable future. ESH REIT will incur federal and state income tax at statutory rates on its taxable income not distributed.

Results of Operations—ESH REIT
ESH REIT’s sole source of revenues is lease rental revenues and its hotel operating expenses reflect only those hotel operating expenses that are incurred directly related to its ownership of the hotels. Administrative costs reimbursed to ESA Management are reflected as a component of general and administrative expenses.
Comparison of Three Months Ended September 30, 2016 and September 30, 2015
As of September 30, 2015, ESH REIT owned 682 hotels consisting of 76,000 rooms. On December 8, 2015, ESH REIT sold a portfolio of 53 hotels, 47 of which operated under the Crossland Economy Studios brand and six of which operated under the Extended Stay America brand. Therefore, as of September 30, 2016, ESH REIT owned 629 hotels consisting of approximately 69,400 rooms. See Note 4 to the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., which are included in Item 1 in this combined quarterly report on Form 10-Q.
The following table presents ESH REIT’s consolidated results of operations for the three months ended September 30, 2016 and 2015, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended September 30,
	2016	2015	Change ($)	Change (%)
Revenues- Rental revenues from Extended Stay America, Inc.	$153,139	$156,841	$(3,702)	(2.4)%
Operating expenses:
Hotel operating expenses	22,155	20,109	2,046	10.2%
General and administrative expenses	3,476	3,892	(416)	(10.7)%
Depreciation	54,748	51,043	3,705	7.3%
Total operating expenses	80,379	75,044	5,335	7.1%
Income from operations	72,760	81,797	(9,037)	(11.0)%
Other non-operating (income) expense	(84)	1,209	(1,293)	(106.9)%
Interest expense, net	48,521	34,394	14,127	41.1%
Income before income tax expense	24,323	46,194	(21,871)	(47.3)%
Income tax expense	671	424	247	58.3%
Net income	$23,652	$45,770	$(22,118)	(48.3)%
Rental revenues from Extended Stay America, Inc. Rental revenues decreased by approximately $3.7 million, or 2.4%, to approximately $153.1 million for the three months ended September 30, 2016 compared to approximately $156.8 million for the three months ended September 30, 2015. Rental revenues consist of fixed minimum rental payments recognized on a straight-line basis over the terms of the lease plus specified percentages of total hotel revenues over designated thresholds. Percentage rental revenues of approximately $36.8 million and $33.7 million were recognized during the three months ended September 30, 2016 and September 30, 2015, respectively. The decrease in rental revenues was mainly due to the sale of the portfolio of 53 hotels in December 2015, offset by the improved performance of the leased hotels and the depreciation of the U.S. dollar relative to the Canadian dollar.
Hotel operating expenses. Hotel operating expenses increased by approximately $2.0 million, or 10.2%, to approximately $22.2 million for the three months ended September 30, 2016 compared to approximately $20.1 million for the three months ended September 30, 2015. This increase was due to an increase in property related costs that were obligations of ESH REIT due to its ownership of the hotels, including property insurance claims and other related expenses of approximately $1.2 million, as well as loss on disposal of assets of approximately $1.1 million as a result of ESH REIT’s hotel renovation program.
General and administrative expenses. General and administrative expenses decreased by approximately $0.4 million, or 10.7%, to approximately $3.5 million for the three months ended September 30, 2016 compared to approximately $3.9 million for the three months ended September 30, 2015. The decrease was mainly due to a decrease in equity-based compensation expense of approximately $0.3 million as well as a decrease in legal and other professional fees of approximately $0.2 million. These decreases were offset by an increase in costs incurred related to the October 2016 secondary offering and the June 2015 registration statement of approximately $0.2 million.

Depreciation. Depreciation increased by approximately $3.7 million, or 7.3%, to approximately $54.7 million for the three months ended September 30, 2016 compared to approximately $51.0 million for the three months ended September 30, 2015, which was primarily due to an increase in investment in hotel assets as a result of ESH REIT's hotel renovation program, partially offset by the sale of the portfolio of 53 hotels in December 2015.
Other non-operating (income) expense. During the three months ended September 30, 2016, ESH REIT recognized a non-cash foreign currency transaction gain of approximately $0.1 million, related to the depreciation of the U.S. dollar versus the Canadian dollar at one of its Canadian currency-based entities which had U.S. dollar denominated debt. During the three months ended September 30, 2015, ESH REIT recognized a non-cash foreign currency transaction loss of approximately $1.2 million related to the appreciation of the U.S. dollar versus the Canadian dollar.
Interest expense, net. Excluding debt extinguishment costs of approximately $14.1 million incurred during the three months ended September 30, 2016 related to the full repayment of the balance of approximately $1,497.6 million outstanding on the 2012 Mortgage Loan, consisting of the write-off of unamortized deferred financing costs of approximately $12.8 million and other costs of approximately $1.3 million, net interest expense for the three months ended September 30, 2016 increased approximately $0.1 million, or 0.2%, to approximately $34.5 million for the three months ended September 30, 2016 compared to approximately $34.4 million for the three months ended September 30, 2015. ESH REIT’s weighted average interest rate increased to approximately 4.6% as of September 30, 2016 compared to approximately 4.3% as of September 30, 2015. However, ESH REIT’s total debt outstanding decreased to approximately $2.6 billion, net of unamortized deferred financing costs and debt discount, as of September 30, 2016, compared to approximately $2.8 billion, net of unamortized deferred financing costs and debt discount, as of September 30, 2015.
Income tax expense. ESH REIT’s effective income tax rate increased by approximately 1.9 percentage points to approximately 2.8% for the three months ended September 30, 2016 compared to approximately 0.9% for the three months ended September 30, 2015. ESH REIT’s effective tax rate is lower than the federal statutory rate of 35% due to its status as a REIT under the provisions of the Code. During the three months ended September 30, 2016, ESH REIT recognized a discrete provision to return adjustment of approximately $0.5 million upon the filing of an income tax return.
Comparison of Nine Months Ended September 30, 2016 and September 30, 2015
As of September 30, 2015, ESH REIT owned 682 hotels consisting of 76,000 rooms. On December 8, 2015, ESH REIT sold a portfolio of 53 hotels, 47 of which operated under the Crossland Economy Studios brand and six of which operated under the Extended Stay America brand. Therefore, as of September 30, 2016, ESH REIT owned 629 hotels consisting of approximately 69,400 rooms. See Note 4 to the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., which are included in Item 1 in this combined quarterly report on Form 10-Q.

The following table presents ESH REIT’s consolidated results of operations for the nine months ended September 30, 2016 and 2015, including the amount and percentage change in these results between the periods (in thousands):

	Nine Months Ended September 30,
	2016	2015	Change ($)	Change (%)
Revenues- Rental revenues from Extended Stay America, Inc.	$385,873	$403,632	$(17,759)	(4.4)%
Operating expenses:
Hotel operating expenses	68,757	65,465	3,292	5.0%
General and administrative expenses	10,677	12,251	(1,574)	(12.8)%
Depreciation	160,546	148,365	12,181	8.2%
Total operating expenses	239,980	226,081	13,899	6.1%
Other income	—	37	(37)	(100.0)%
Income from operations	145,893	177,588	(31,695)	(17.8)%
Other non-operating (income) expense	(858)	2,275	(3,133)	(137.7)%
Interest expense, net	129,886	99,679	30,207	30.3%
Income before income tax (benefit) expense	16,865	75,634	(58,769)	(77.7)%
Income tax (benefit) expense	(3,128)	630	(3,758)	(596.5)%
Net income	$19,993	$75,004	$(55,011)	(73.3)%
Rental revenues from Extended Stay America, Inc. Rental revenues decreased by approximately $17.8 million, or 4.4%, to approximately $385.9 million for the nine months ended September 30, 2016 compared to approximately $403.6 million for the nine months ended September 30, 2015. Rental revenues consist of fixed minimum rental payments recognized on a straight-line basis over the terms of the lease plus specified percentages of total hotel revenues over designated thresholds. Percentage rental revenues of approximately $37.0 million and $34.1 million were recognized during the nine months ended September 30, 2016 and September 30, 2015, respectively. The decrease in rental revenues was mainly due to the sale of the portfolio of 53 hotels in December 2015, offset by the improved performance of the leased hotels and the depreciation of the U.S. dollar relative to the Canadian dollar.
Hotel operating expenses. Hotel operating expenses increased by approximately $3.3 million, or 5.0%, to approximately $68.8 million for the nine months ended September 30, 2016 compared to approximately $65.5 million for the nine months ended September 30, 2015. The increase was due to an increase in loss on disposal of assets of approximately $4.0 million as a result of ESH REIT’s hotel renovation program as well as an increase in real estate tax expense of approximately $0.5 million, partially due to the receipt of a $2.1 million refund in the prior year as a result of the appeal of real estate taxes in certain jurisdictions. These increases were offset by decreases in property-related costs that were obligations of ESH REIT due to the sale of the 53 hotels in December 2015, including property insurance claims and other related expenses of approximately $1.2 million.
General and administrative expenses. General and administrative expenses decreased by approximately $1.6 million, or 12.8%, to approximately $10.7 million for the nine months ended September 30, 2016 compared to approximately $12.3 million for the nine months ended September 30, 2015. The decrease was mainly due to a decrease in equity-based compensation expense of approximately $0.9 million as well as a decrease in reimbursable costs of approximately $0.5 million to ESA Management for administrative services performed on ESH REIT’s behalf (including executive management, accounting, financial analysis, training and technology). These decreases were offset by an increase in legal and other professional fees of approximately $0.4 million.
Depreciation. Depreciation increased by approximately $12.2 million, or 8.2%, to approximately $160.5 million for the nine months ended September 30, 2016 compared to approximately $148.4 million for the nine months ended September 30, 2015, which was primarily due to an increase in investment in hotel assets as a result of ESH REIT's hotel renovation program, partially offset by the sale of the portfolio of 53 hotels in December 2015.
Other non-operating (income) expense. During the nine months ended September 30, 2016, ESH REIT recognized a non-cash foreign currency transaction gain of approximately $0.9 million, related to the depreciation of the U.S. dollar versus the Canadian dollar at one of its Canadian currency-based entities which had U.S. dollar denominated debt. During the nine months ended September 30, 2015, ESH REIT recognized a non-cash foreign currency transaction loss of approximately $2.3 million, related to the appreciation of the U.S. dollar versus the Canadian dollar at one of its Canadian currency-based entities which had U.S. dollar denominated debt.
Interest expense, net. Excluding debt extinguishment costs of approximately $26.2 million incurred during the nine months ended September 30, 2016 related to the full repayment of the 2012 Mortgage Loan and ESH REIT's former term loan facility, which consisted of the write-off of unamortized deferred financing costs and debt discount of approximately $21.2 million and prepayment penalties and other costs of approximately $5.0 million, and excluding debt extinguishment costs of approximately $2.3 million incurred during the nine months ended September 30, 2015 related to the partial repayment of the 2012 Mortgage Loan, which consisted of the write-off of unamortized deferred financing costs of approximately $1.7 million and other costs of approximately $0.6 million, net interest expense for the nine months ended September 30, 2016 increased $6.3 million, or 6.5%, to approximately $103.7 million for the nine months ended September 30, 2016 compared to approximately $97.4 million for the nine months ended September 30, 2015, primarily due to an increase in ESH REIT’s weighted-average interest rate. ESH REIT’s weighted-average interest rate increased to approximately 4.6% as of September 30, 2016 compared to approximately 4.3% as of September 30, 2015. However, ESH REIT’s total debt outstanding decreased to approximately $2.6 billion, net of unamortized deferred financing costs and debt discount, as of September 30, 2016, compared to approximately $2.8 billion, net of unamortized deferred financing costs and debt discount, as of September 30, 2015.
Income tax (benefit) expense. ESH REIT’s effective income tax rate decreased by approximately 19.3 percentage points to a benefit of approximately 18.5% for the nine months ended September 30, 2016 compared to a provision of approximately 0.8% for the nine months ended September 30, 2015. ESH REIT’s effective tax rate is lower than the federal statutory rate of 35% due to its status as a REIT under the provisions of the Code. The decrease in ESH REIT's effective income tax rate for the nine months ended September 30, 2016 is due to the recognition of an income tax benefit of approximately $(2.3) million with respect to the reversal of net deferred tax liabilities for ESH REIT, which related to the previously estimated 5% of taxable income expected to be retained by ESH REIT. In addition, ESH REIT recognized a discrete provision to return adjustment of approximately $(0.8) million. ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. Accordingly, ESH REIT expects to distribute approximately 100% of its taxable income for the foreseeable future. ESH REIT will incur federal and state income tax at statutory rates on its taxable income not distributed.

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

•
Other non-operating (income) expense —We exclude the effect of other non-operating income or expense, as we believe non-cash foreign currency transaction gain or loss is not reflective of ongoing or future operating performance.

•
Impairment of long-lived assets— We exclude the effect of impairment losses recorded on property and equipment and intangible assets, as we believe they are not reflective of ongoing or future operating performance.

•
Other expenses—We exclude the effect of other expenses that we do not consider reflective of ongoing or future operating performance including the following: loss on disposal of assets, costs incurred in connection with secondary offerings and the preparation of registration statements and transaction costs associated with the sale of hotel properties.

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
The following table provides a reconciliation of net income to EBITDA and Adjusted EBITDA for the Company for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Net income	$57,065		$58,225		$133,204		$150,890
Interest expense, net	48,713		35,157		131,462		101,975
Income tax expense	15,867		21,293		26,211		48,119
Depreciation and amortization	55,955		52,268		164,274		151,980
EBITDA	177,600		166,943		455,151		452,964
Non-cash equity-based compensation	3,016		3,021		8,635		7,940
Other non-operating (income) expense	(305)		1,143		(1,069)		2,035
Impairment of long-lived assets	2,756		9,011		2,756		9,011
Other expenses	2,666	(1)	1,290	(2)	7,718	(3)	4,034	(4)
Adjusted EBITDA	$185,733		$181,408		$473,191		$475,984
_________________________________

(1)	Includes loss on disposal of assets of approximately $2.2 million and costs incurred in connection with the October 2016 secondary offering of approximately $0.4 million.

(2)	Includes loss on disposal of assets of approximately $1.3 million.

(3)
Includes loss on disposal of assets of approximately $7.2 million, costs incurred in connection with the October 2016 secondary offering of approximately $0.4 million and transaction costs of approximately $0.1 million due to the revision of an estimate related to the Portfolio Sale.

(4)	Includes loss of disposal of assets of approximately $3.3 million and costs incurred in connection with the preparation of the registration statement filed in June 2015 of approximately $0.7 million.

As a result of the Portfolio Sale, to facilitate a more useful period over period comparison of the Company’s performance, we also present EBITDA and Adjusted EBITDA on a Comparable Hotel basis to enable investors to better evaluate our operating performance. The following table provides a reconciliation of net income to EBITDA and Comparable Hotel Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Net income	$57,065		$58,225		$133,204		$150,890
Interest expense, net	48,713		35,157		131,462		101,975
Income tax expense	15,867		21,293		26,211		48,119
Depreciation and amortization	55,955		52,268		164,274		151,980
EBITDA	177,600		166,943		455,151		452,964
Adjusted Property EBITDA of hotels not owned for entirety of periods presented	—		(8,511)		—		(24,191)
Non-cash equity-based compensation	3,016		3,021		8,635		7,940
Other non-operating (income) expense	(305)		1,143		(1,069)		2,035
Impairment of long-lived assets	2,756		9,011		2,756		9,011
Other expenses	2,666	(1)	1,290	(2)	7,718	(3)	4,034	(4)
Comparable Hotel Adjusted EBITDA	$185,733		$172,897		$473,191		$451,793
_________________________________

(1)	Includes loss on disposal of assets of approximately $2.2 million and costs incurred in connection with the October 2016 secondary offering of approximately $0.4 million.

(2)	Includes loss on disposal of assets of approximately $1.3 million.

(3)
Includes loss on disposal of assets of approximately $7.2 million, costs incurred in connection with the October 2016 secondary offering of approximately $0.4 million and transaction costs of approximately $0.1 million due to the revision of an estimate related to the Portfolio Sale.

(4)
Includes loss of disposal of assets of approximately $3.3 million, $0.2 million of which relates to hotels not owned for the entirety of periods presented, and costs incurred in connection with the preparation of the registration statement filed in June 2015 of approximately $0.7 million.

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

The following table provides a reconciliation of room revenues, other hotel revenues and hotel operating expenses (excluding loss on disposal of assets) to Hotel Operating Profit and Hotel Operating Margin for the Company for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Room revenues	$349,076	$355,445	$960,046	$974,127
Other hotel revenues	5,445	5,071	14,822	14,291
Total hotel revenues	354,521	360,516	974,868	988,418
Hotel operating expenses (1)	147,605	157,761	437,242	447,217
Hotel Operating Profit	$206,916	$202,755	$537,626	$541,201
Hotel Operating Margin	58.4%	56.2%	55.1%	54.8%
_________________________________

(1)	Excludes loss on disposal of assets of approximately $2.2 million, $1.3 million, $7.2 million and $3.3 million, respectively.
As a result of the Portfolio Sale, to facilitate a more useful period over period comparison of the Company’s performance, we also present Hotel Operating Profit and Hotel Operating Margin on a Comparable Hotel basis to enable investors to better evaluate our operating performance. The following table provides a reconciliation of room revenues, other hotel revenues and hotel operating expenses (excluding loss on disposal of assets) to Comparable Hotel total revenues, Comparable Hotel operating expenses (excluding loss on disposal of assets), Comparable Hotel Operating Profit and Comparable Hotel Operating Margin for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015		2016	2015
Room revenues	$349,076	$355,445		$960,046	$974,127
Other hotel revenues	5,445	5,071		14,822	14,291
Total revenues of hotels not owned for entirety of periods presented	—	(19,371)		—	(54,748)
Comparable Hotel total revenues	354,521	341,145		974,868	933,670
Hotel operating expenses (1)	147,605	157,761		437,242	447,217
Hotel operating expenses of hotels not owned for entirety of periods presented	—	(10,860)	(2)	—	(30,557)	(2)
Comparable Hotel operating expenses	147,605	146,901		437,242	416,660
Comparable Hotel Operating Profit	$206,916	$194,244		$537,626	$517,010
Comparable Hotel Operating Margin	58.4%	56.9%		55.1%	55.4%
_________________________________

(1)	Excludes loss on disposal of assets of approximately $2.2 million, $1.3 million, $7.2 million and $3.3 million, respectively.

(2)	Excludes loss on disposal of assets of approximately $0 and $0.2 million, respectively.
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

Paired Share Income is defined as the sum of net income attributable to common shareholders and noncontrolling interests attributable to Class B common shares of ESH REIT. Adjusted Paired Share Income is defined as Paired Share Income adjusted for items that, net of income taxes, we believe are not reflective of our ongoing or future operating performance. We adjust Paired Share Income for the following items, net of income taxes, and refer to this measure as Adjusted Paired Share Income: debt extinguishment costs, other non-operating (income) expense (including foreign currency transaction gain or loss), impairment of long-lived assets and other expenses, such as loss on disposal of assets, costs incurred in connection with secondary offerings and the preparation of registration statements and transaction costs associated with the sale of hotel properties. With the exception of equity-based compensation, an ongoing charge, and debt extinguishment costs, these adjustments (other than the effect of income taxes) are the same as those used in the reconciliation of EBITDA to Adjusted EBITDA.
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
The following table provides a reconciliation of net income attributable to common shareholders to Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share for the Company for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per Paired Share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Net income attributable to common shareholders	$46,556		$37,656		$124,331		$117,187
Noncontrolling interests attributable to Class B common shares of ESH REIT	10,505		20,565		8,861		33,691
Paired Share Income	57,061		58,221		133,192		150,878
Debt extinguishment costs	14,058		—		26,161		2,283
Other non-operating (income) expense	(305)		1,143		(1,069)		2,035
Impairment of long-lived assets	2,756		9,011		2,756		9,011
Other expenses	2,666	(1)	1,290	(2)	7,718	(3)	4,034	(4)
Tax effect of adjustments to Paired Share Income	(4,775)		(3,065)		(8,505)		(4,438)
Adjusted Paired Share Income	$71,461		$66,600		$160,253		$163,803

Adjusted Paired Share Income per Paired Share – diluted	$0.36		$0.33		$0.79		$0.80

Weighted average Paired Shares outstanding – diluted	200,696		204,685		202,252		204,538
________________________________

(1)	Includes loss on disposal of assets of approximately $2.2 million and costs incurred in connection with the October 2016 secondary offering of approximately $0.4 million.

(2)	Includes loss on disposal of assets of approximately $1.3 million.

(3)
Includes loss on disposal of assets of approximately $7.2 million, costs incurred in connection with the October 2016 secondary offering of approximately $0.4 million and transaction costs of approximately $0.1 million due to the revision of an estimate related to the Portfolio Sale.

(4)	Includes loss of disposal of assets of approximately $3.3 million and costs incurred in connection with the preparation of the registration statement filed in June 2015 of approximately $0.7 million.

Liquidity and Capital Resources
Company Overview
On a consolidated basis, we have historically generated significant cash flow from operations and have financed our ongoing business primarily with existing cash and cash flow generated from operations. We generated cash flow from operations of approximately $335.0 million for the nine months ended September 30, 2016. Our current liquidity requirements consist primarily of funds necessary to pay for operating expenses associated with our hotels, recurring maintenance and capital expenditures necessary to maintain our hotels, general and administrative expenses, interest expense, income taxes, Paired Share repurchases, Corporation distributions, required ESH REIT distributions, growth initiatives, and the repayment of outstanding amounts under our revolving credit facilities. In addition to recurring maintenance and capital expenditures necessary to maintain our hotels, we are also performing, and expect to continue to perform, renovations to our hotels. See “—Capital Expenditures—Hotel Renovation Program.” We expect to fund our hotel renovation program from a combination of cash on hand, cash flow generated from operations and/or borrowings under our revolving credit facilities, as needed.
Long-term liquidity requirements are expected to include the need to (i) obtain funds to acquire, develop or construct additional hotels, and (ii) refinance (including prior to or in connection with debt maturity payments) ESH REIT’s 2016 Term Facility (as defined below) and 5.25% senior notes due 2025 (the "2025 Notes") maturing in August 2023 and May 2025, respectively. See Note 7 to the unaudited condensed consolidated financial statements of Extended Stay America, Inc. and Note 6 to the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 1 in this combined quarterly report on Form 10-Q. We cannot assure you that the Corporation and/or ESH REIT will be able to refinance any of its debt on attractive terms at or before maturity, or on commercially reasonable terms or at all, or the timing of any such refinancing.
We expect to meet our long-term liquidity requirements through various sources of capital, including future debt financings or equity issuances by the Corporation and/or ESH REIT, existing working capital and cash flow generated from operations. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the current and future state of overall capital and credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing or prospective lenders, general market conditions for the lodging industry, our operating performance and liquidity and market perceptions about us. The success of our business strategies will depend, in part, on our ability to access these various capital sources. There can be no assurance that we will be able to raise any such financing on terms acceptable to us or at all.
The Company had cash and cash equivalents of approximately $149.8 million at September 30, 2016. Based upon the current level of operations, management believes that cash flow from operations, together with our cash balances and available borrowings under our revolving credit facilities, will be adequate to meet our anticipated funding requirements and business objectives for the foreseeable future. We regularly review our capital structure and at any time may refinance or repay existing indebtedness, incur new indebtedness or issue debt or equity securities.
In August 2016, ESH REIT entered into a new credit agreement providing for senior secured credit facilities (collectively, the "2016 ESH REIT Credit Facilities,”) consisting of a $1,300.0 million senior secured term loan facility (the “2016 Term Facility”) and a $350 million senior secured revolving credit facility (the “2016 ESH REIT Revolving Credit Facility”). ESH REIT borrowed $1,300.0 million at 99.5% of par value under the 2016 Term Facility and $50.0 million under the 2016 ESH REIT Revolving Credit Facility. Also in August 2016, the Corporation and ESH REIT entered into an agreement providing for an unsecured intercompany credit facility (the "Unsecured Intercompany Facility"), under which ESH REIT borrowed $75.0 million from the Corporation upon closing of the facility. ESH REIT used the proceeds from the 2016 Term Facility, the 2016 ESH REIT Revolving Credit Facility and the Unsecured Intercompany Facility, together with cash on hand, to fully repay the outstanding balance of approximately $1,497.6 million under its 2012 Mortgage Loan. For a description of the 2016 ESH REIT Credit Facilities, Unsecured Intercompany Facility and new Corporation revolving credit facility see Note 7 to the unaudited condensed consolidated financial statements of Extended Stay America, Inc. and Note 6 to the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 1 in this combined quarterly report on Form 10-Q.

In March 2016, ESH REIT issued $800.0 million of additional 2025 Notes at 98.5% of par value. ESH REIT received net proceeds of approximately $772.8 million, which, together with cash on hand, were used to fully repay the balance of approximately $366.5 million outstanding under its former term loan facility and repay approximately $433.5 million of the outstanding balance under its 2012 Mortgage Loan.
In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program for up to $100 million of Paired Shares. In February 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from $100 million to up to $200 million of Paired Shares. The program expires on December 31, 2016. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice. As of September 30, 2016, the Corporation and ESH REIT repurchased and retired their respective portion of approximately 4.6 million Paired Shares for approximately $69.6 million. Subsequent to September 30, 2016, the Corporation and ESH REIT repurchased and retired their respective portion of 1.95 million additional Paired Shares for approximately $27.6 million.
On October 25, 2016, the Board of Directors of ESH REIT declared a cash distribution of $0.03 per Class A and Class B common share for the third quarter of 2016. Additionally, the Board of Directors of the Corporation declared a cash distribution of $0.16 per common share for the third quarter of 2016. These distributions, which total $0.19 per Paired Share, are payable on November 22, 2016 to shareholders of record as of November 8, 2016.

The following table outlines distributions declared or paid during the nine months ended September 30, 2016:

Declaration Date	Record Date	Date Paid	ESH REIT Distribution	Corporation Distribution	Total Distribution
10/25/2016	11/8/2016	11/22/2016	$0.03	$0.16	$0.19
7/28/2016	8/11/2016	8/25/2016	$0.10	$0.09	$0.19
4/26/2016	5/10/2016	5/24/2016	$0.15	$0.04	$0.19
2/23/2016	3/8/2016	3/22/2016	$0.15	$0.02	$0.17
12/10/2015	1/4/2016	1/18/2016	$0.19	$0.06	$0.25	(1)
___________________
(1) Special distribution.
In the future, we intend to maintain our current distribution of $0.19 per Paired Share per quarter unless our consolidated results of operations, net income, Adjusted EBITDA, liquidity, cash flows, financial condition or prospects, economic conditions or other factors differ materially from our current assumptions. We intend to make a significant portion of our expected total annual distributions in respect of the Class B common stock of ESH REIT.  In the event distributions in respect of the Class B common stock of ESH REIT are not sufficient to meet our expected Paired Share distributions and/or additional tax efficiency opportunities exist, the expected Paired Share distributions may be completed through distributions in respect of the common stock of the Corporation using funds distributed to the Corporation in respect of the Class A common stock of ESH REIT, after allowance for tax, if any, on those funds. See “Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Distribution Policies” in our combined annual report on Form 10-K filed with the SEC on February 23, 2016 for a description of our distribution policies.
The Corporation
The Corporation’s primary source of liquidity is distribution income it receives in respect of its ownership of approximately 55% of the common stock of ESH REIT. Other sources of liquidity include income from the operations of the Operating Lessees, ESA Management and ESH Strategies.
The Corporation has accumulated, and we expect that it will continue to accumulate, cash. We expect that it will continue to distribute cash to its common shareholders, and that from time to time it will continue to return cash to ESH REIT in order to fund the renovation, acquisition, development or construction of new hotels, the repayment of debt and for other corporate purposes. The Corporation may transfer cash to ESH REIT through the purchase of additional shares of Class A common stock, which would increase its ownership of ESH REIT and therefore reduce the Company’s overall tax efficiency.

In August 2016, the Corporation loaned $75.0 million to ESH REIT through the Unsecured Intercompany Facility. The Corporation may in the future loan additional funds to ESH REIT through the Unsecured Intercompany Facility or an additional intercompany facility, subject to the conditions contained in the 2016 ESH REIT Credit Facilities, the 2025 Notes and the Unsecured Intercompany Facility. The Corporation’s long-term liquidity requirements will also include the repayment of any outstanding amounts under the 2016 Corporation Revolving Credit Facility. See Note 7 to the unaudited condensed consolidated financial statements of Extended Stay America, Inc., which is included in Item 1 in this combined quarterly report on Form 10-Q.
The Corporation is expected to continue to pay distributions on its common stock to meet a portion of our expected distribution rate on our Paired Shares. The Corporation's ability to pay distributions is dependent upon its results of operations, net income, liquidity, cash flows, financial condition or prospects, economic conditions, the ability to effectively execute certain tax planning strategies, compliance with applicable law, the receipt by the Corporation of distributions from ESH REIT in respect of the Class A common stock, level of indebtedness, capital requirements, contractual restrictions, restrictions in any existing and future debt agreements of the Corporation and ESH REIT and other factors. The payment of distributions in the future will be at the discretion of the Corporation’s Board of Directors.
Based upon the current level of operations, management believes that the Corporation’s cash position, cash flow generated from operations and available borrowings under the Corporation's revolving credit facility will be adequate to meet all of the Corporation’s funding requirements and business objectives for the foreseeable future.
ESH REIT
ESH REIT’s primary source of liquidity is rental revenues derived from leases with the Operating Lessees. ESH REIT’s primary uses of liquidity are fixed costs associated with ownership of the hotel properties, including interest expense, scheduled principal payments on its outstanding indebtedness, real estate tax expense, property insurance premium and claims expense, general and administrative expenses (including administrative costs reimbursed to the Corporation), capital expenditures, including those capital expenditures related to our hotel renovation program, and the payment of distributions. Other long-term liquidity requirements are expected to include the need to obtain funds to acquire, develop or construct additional hotels. In order to qualify and maintain its status as a REIT, ESH REIT must distribute annually to its shareholders an amount at least equal to:

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
Due to REIT distribution requirements, ESH REIT has historically not accumulated significant amounts of cash. As a result and as discussed above, we expect that ESH REIT will need to refinance all or a portion of its debt, including the 2016 ESH REIT Credit Facilities and the 2025 Notes, on or before maturity. ESH REIT’s current liquidity requirements also include the repayment of any outstanding amounts under the 2016 ESH REIT Credit Facilities and the Unsecured Intercompany Facility. See Note 6 to the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., which is included in Item 1 in this combined quarterly report on Form 10-Q. We cannot assure you that ESH REIT will be able to refinance any of its debt on attractive terms at or before maturity, on commercially reasonable terms or at all.

Based upon the current level of operations, management believes that ESH REIT’s cash position, cash flow generated from operations and available borrowings under the 2016 ESH REIT Revolving Credit Facility and Unsecured Intercompany Facility will be adequate to meet all of ESH REIT’s funding requirements and business objectives for the foreseeable future.
Sources and Uses of Cash – The Company
The following cash flow table and comparisons are provided for the Company:
Comparison of Nine Months Ended September 30, 2016 and September 30, 2015
We had unrestricted cash and cash equivalents of approximately $149.8 million and $107.5 million at September 30, 2016 and 2015, respectively. The following table summarizes the changes in our cash and cash equivalents as a result of operating, investing and financing activities for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015	Change ($)
Cash provided by (used in):
Operating activities	$335,990	$365,231	$(29,241)
Investing activities	(100,793)	(256,653)	155,860
Financing activities	(458,635)	(122,340)	(336,295)
Effects of changes in exchange rate on cash and cash equivalents	34	(56)	90
Net decrease in cash and cash equivalents	$(223,404)	$(13,818)	$(209,586)
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled approximately $336.0 million for the nine months ended September 30, 2016 compared to approximately $365.2 million for the nine months ended September 30, 2015, a decrease of approximately $29.2 million. Cash flows provided by operating activities decreased during the nine months ended September 30, 2016 mainly due to the Portfolio Sale and an increase in interest expense, which included approximately $5.0 million in prepayment penalties and other costs in connection with the repayment of ESH REIT's former term loan facility, as well as an increase in the use of short-term working capital. The decrease was partially offset by the positive impact related to improved Comparable Hotel operating performance.
Cash Flows used in Investing Activities
Cash flows used in investing activities totaled approximately $100.8 million for the nine months ended September 30, 2016 compared to approximately $256.7 million for the nine months ended September 30, 2015, a decrease of approximately $155.9 million. Cash flows used in investing activities decreased during the nine months ended September 30, 2016, primarily due to a decrease in restricted cash as a result of the repayment of ESH REIT’s 2012 Mortgage Loan. Under the 2012 Mortgage Loan, substantially all hotel revenues were deposited into cash management accounts under the control of the loan service agent and were therefore classified as restricted cash on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2015. The decrease was offset by an increase in purchases of property and equipment due to additional hotel renovation activity.  The increased hotel renovation activity is evidenced by the fact that approximately 243,000 room nights, or 1.3% of total available room nights, were displaced from renovation during the nine months ended September 30, 2016 compared to approximately 231,000 room nights, or 1.1% of total available room nights, displaced from renovation during the nine months ended September 30, 2015.

Cash Flows used in Financing Activities
Cash flows used in financing activities totaled approximately $458.6 million for the nine months ended September 30, 2016 compared to approximately $122.3 million for the nine months ended September 30, 2015, an increase of approximately $336.3 million. Cash flows used in financing activities increased due to an increase in net loan repayments of approximately $202.4 million, the repurchase of approximately $69.6 million of Paired Shares as well as an increase in distributions paid to holders of Paired Shares of approximately $62.2 million.

Sources and Uses of Cash – ESH REIT
The following cash flow table and comparisons are provided for ESH REIT:
Comparison of Nine Months Ended September 30, 2016 and September 30, 2015
ESH REIT had unrestricted cash and cash equivalents of approximately $36.4 million and $33.4 million at September 30, 2016 and 2015, respectively. The following table summarizes the changes in ESH REIT’s cash and cash equivalents as a result of operating, investing and financing activities for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015	Change ($)
Cash provided by (used in):
Operating activities	$375,253	$361,097	$14,156
Investing activities	(100,871)	(251,330)	150,459
Financing activities	(461,215)	(110,136)	(351,079)
Net decrease in cash and cash equivalents	$(186,833)	$(369)	$(186,464)
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled approximately $375.3 million for the nine months ended September 30, 2016 compared to approximately $361.1 million for the nine months ended September 30, 2015, an increase of approximately $14.2 million. Cash flows provided by operating activities increased due to a decrease in the use of short-term working capital offset by an increase in interest expense, which included approximately $5.0 million in prepayment penalties and other costs in connection with the repayment of ESH REIT’s former term loan facility, and the sale of the portfolio of 53 hotels in December 2015.

Cash Flows used in Investing Activities
Cash flows used in investing activities totaled approximately $100.9 million for the nine months ended September 30, 2016 compared to approximately $251.3 million for the nine months ended September 30, 2015, a decrease of approximately $150.5 million. Cash flows used in investing activities decreased during the nine months ended September 30, 2016, primarily due to a decrease in restricted cash as a result of the repayment of ESH REIT’s 2012 Mortgage Loan. Under the 2012 Mortgage Loan, substantially all hotel revenues were deposited into cash management accounts under the control of the loan service agent and were therefore classified as restricted cash on ESH REIT’s unaudited condensed consolidated balance sheet as of September 30, 2015. The decrease was offset by an increase in purchases of property and equipment due to additional hotel renovation activity.
Cash Flows used in Financing Activities
Cash flows used in financing activities totaled approximately $461.2 million for the nine months ended September 30, 2016 compared to approximately $110.1 million for the nine months ended September 30, 2015, an increase of approximately $351.1 million. Cash flows used in financing activities increased due to an increase in net loan repayments of approximately $127.2 million, an increase in distributions paid to holders of Class A and Class B common shares of approximately $63.0 million and the repurchase of approximately $27.0 million of shares of ESH REIT Class B common stock.
Capital Expenditures
We maintain each of our hotels in good repair and condition and in conformity with applicable laws and regulations. The cost of all improvements and significant alterations are generally made with cash flows from operations. During the nine months ended September 30, 2016 and 2015, we incurred capital expenditures of approximately $166.5 million and $141.2 million, respectively. These capital expenditures were primarily made as a result of our hotel renovation program, which remains ongoing. Funding for future capital expenditures is expected to be provided primarily from cash flows generated from operations or, to the extent necessary, the Corporation or ESH REIT revolving credit facilities, including the Unsecured Intercompany Facility. In 2016, we expect to incur capital expenditures between $220.0 million and $235.0 million, including amounts spent through the third quarter.

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
We have undertaken our hotel renovation program in phases. As of September 30, 2016, we have substantially completed renovations at 547 hotels, with total incurred costs of approximately $542.3 million. Also, as of September 30, 2016, we are in the process of implementing renovations at an additional 31 hotels and will begin renovations at an additional 15 hotels during the fourth quarter of 2016, with combined estimated total costs of approximately $51.1 million. Renovations for all remaining Extended Stay America-branded hotels are expected to be completed by early 2017, with estimated total costs of approximately $38.9 million.
Our Indebtedness
As of September 30, 2016, the Company’s total indebtedness was approximately $2.6 billion, including approximately $21.2 million of Corporation mandatorily redeemable preferred stock and ESH REIT indebtedness of approximately $2.6 billion. For a detailed discussion of our indebtedness during the periods presented, see Notes 7 and 9 to the unaudited condensed consolidated financial statements of Extended Stay America, Inc. and Note 6 to the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 1 in this combined quarterly report on Form 10-Q.

Off-Balance Sheet Arrangements
Neither the Corporation nor ESH REIT have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. See Note 12 to the unaudited condensed consolidated financial statements of Extended Stay America, Inc. and Note 10 to the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 1 in this combined quarterly report on Form 10-Q, for additional information with respect to lease and other commitments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Both the Corporation and ESH REIT may seek to reduce earnings and cash flow volatility associated with changes in interest rates, foreign currency exchange rates and commodity prices by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility, when applicable. We will continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the foregoing objectives. We do not use derivatives for trading or speculative purposes.
The Corporation
As of September 30, 2016, the Corporation had minimal exposure to market risk from changes in interest rates because it had no variable rate debt as there were no outstanding amounts drawn on the Corporation's revolving credit facility. The Corporation’s exposure to market risk from changes in interest rates will increase in future periods should the Corporation incur variable rate debt, including draws on the Corporation's revolving credit facility.
ESH REIT
As of September 30, 2016, approximately $1.3 billion of ESH REIT’s outstanding debt of approximately $2.6 billion had a variable interest rate. ESH REIT is a counterparty to a floating-to-fixed interest rate swap at a fixed rate of 1.175% with a $500.0 million amortizing notional amount and a maturity date of September 30, 2021. The remaining outstanding variable debt of approximately $825.0 million remains subject to interest rate risk (subject to a LIBOR floor of 0.75%). If market rates of interest on ESH REIT’s variable rate debt fluctuate by 1.0%, interest expense would increase or decrease by approximately $6.4 million annually, assuming that the amount outstanding under ESH REIT’s variable rate debt remains at approximately $825.0 million.

As of September 30, 2016, less than 1.5% of the book value of ESH REIT's hotels are owned outside the United States. ESH REIT has exposure to market risk from changes in foreign currency exchange rates for its Canadian hotels. A fluctuation of 1.0% in the exchange rate between the U.S. dollar and the Canadian dollar would result in a foreign currency transaction gain or loss of approximately $0.2 million. As noted in Note 12 to the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., which are included in Item 1 in this combined quarterly report on Form 10-Q, ESH REIT executed a purchase and sale agreement to divest its three Extended Stay Canada hotels for $76.0 million Canadian dollars. Until the transaction's expected closing in the first quarter of 2017, ESH REIT has exposure to market risk from changes in foreign currency exchange rates for an amount up to the purchase price. Approximately $11.2 million is included in other comprehensive loss on the accompanying condensed consolidated statement of changes in equity as of September 30, 2016. Upon or prior to closing, this amount will be recorded as a charge against earnings.

Item 4. Controls and Procedures
Controls and Procedures (Extended Stay America, Inc.)
Disclosure Controls and Procedures
As of September 30, 2016, Extended Stay America, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of Extended Stay America, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of Extended Stay America, Inc. concluded that the disclosure controls and procedures of Extended Stay America, Inc. were effective to ensure that information required to be disclosed in the reports that Extended Stay America, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of Extended Stay America, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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
Controls and Procedures (ESH Hospitality, Inc.)
Disclosure Controls and Procedures
As of September 30, 2016, ESH Hospitality, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of ESH Hospitality, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of ESH Hospitality, Inc. concluded that the disclosure controls and procedures of ESH Hospitality, Inc. were effective to ensure that information required to be disclosed in the reports that ESH Hospitality, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of ESH Hospitality, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuers and Affiliated Purchasers
The following table sets forth all purchases made by or on behalf of the Corporation and ESH REIT or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of Paired Shares during each month in the third quarter of 2016.

Period	Total number of Paired Shares purchased (1)	Average price paid per Paired Share (2)	Total number of Paired Shares purchased as part of publicly announced program (1)	Maximum dollar value that may yet be purchased under the program(3)
July 1 - July 31, 2016	106,347	$14.57	106,347	$138,089,421
August 1 - August 31, 2016	266,151	$14.32	266,151	$134,278,139
September 1 - September 30, 2016	270,931	$14.33	270,931	$130,395,698
Total	643,429	$14.37	643,429	$130,395,698
_________________________________

(1)	Represents an equal number of Corporation common shares and ESH REIT Class B common shares, which were paired together on a one-for-one basis to form Paired Shares.

(2)
In the aggregate, the Corporation and ESH REIT paid approximately $5.7 million and $3.5 million, respectively, for their respective portion of the Paired Shares that were repurchased and retired during the three months ended September 30, 2016.

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

Subsequent to September 30, 2016, the Corporation and ESH REIT repurchased and retired their respective portion of 1.95 million additional Paired Shares for approximately $27.6 million.

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

Item 6. Exhibits

Exhibit No.	Description
4.1	Second Supplemental Indenture, dated September 29, 2016, by and among ESH Hospitality, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas.
10.1
Credit Agreement, dated as of August 30, 2016, among Extended Stay America, Inc., as Borrower, the lenders from time to time party thereto and Deutsche Bank AG New York Branch, as Administrative Agent (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 01-36190) filed August 31, 2016, and incorporated by reference herein).

10.2
Credit Agreement, dated as of August 30, 2016, among ESH Hospitality, Inc., as Borrower, the guarantors party thereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent, Collateral Agent and L/C Issuer, and the other lenders party thereto from time to time (filed as Exhibit 10.2 to the Registrants’ Current Report on Form 8-K (File No. 01-36190) filed August 31, 2016, and incorporated by reference herein).

10.3
Credit Agreement, dated as of August 30, 2016, among ESH Hospitality, Inc., as Borrower, the guarantors party thereto from time to time and Extended Stay America, Inc., as Lender (filed as Exhibit 10.3 to the Registrants’ Current Report on Form 8-K (File No. 01-36190) filed August 31, 2016, and incorporated by reference herein).

10.4	Amended and Restated Management Agreement, between ESA P Portfolio Operating Lessee LLC, Lessee, and ESA Management, LLC, Manager, dated as of August 30, 2016.
10.5
Amended and Restated Management Agreement, between ESA Canada Operating Lessee ULC, Lessee, ESA Management, LLC, Manager, and HVM Canada Hotel Management ULC, Canada Employer, dated as of August 30, 2016.

10.6
Amended and Restated Lease Agreement, dated as of August 30, 2016, by and between ESA P Portfolio L.L.C., ESA P Portfolio MD Trust, and ESH/TN Properties L.L.C., individually and collectively as Landlord, and ESA P Portfolio Operating Lessee LLC, as Tenant.

10.7
Amended and Restated Lease Agreement, dated as of August 30, 2016, by and between ESA Canada Administrator L.L.C., as Landlord, ESA Canada Properties Trust, as Beneficial Owner, and ESA Canada Operating Lessee ULC, as Tenant.

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

EXTENDED STAY AMERICA, INC.

Date: October 25, 2016	By:	/s/ Gerardo I. Lopez
Gerardo I. Lopez
President and Chief Executive Officer

Date: October 25, 2016	By:	/s/ Jonathan S. Halkyard
Jonathan S. Halkyard
Chief Financial Officer

ESH HOSPITALITY, INC.

Date: October 25, 2016	By:	/s/ Gerardo I. Lopez
Gerardo I. Lopez
President and Chief Executive Officer

Date: October 25, 2016	By:	/s/ Jonathan S. Halkyard
Jonathan S. Halkyard
Chief Financial Officer