Form 10-K
period 2016-12-31
Extended Stay America, Inc.; ESH Hospitality, Inc.
filed 2017-02-28
CIK 1581164, 1507563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-K
__________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2016
-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
__________________________________________________

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
__________________________________________________
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
__________________________________________________
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

Extended Stay America, Inc.	☐
ESH Hospitality, Inc.	☒
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
As of June 30, 2016, the aggregate value of the registrants’ Paired Shares held by non-affiliates was approximately $1,076.1 million, based on the number of shares held by non-affiliates as of June 30, 2016 and the closing price of the registrants’ Paired Shares on the New York Stock Exchange on June 30, 2016.
As of February 24, 2017, Extended Stay America, Inc. had 194,809,476 shares of common stock outstanding and ESH Hospitality, Inc. had 250,493,583 shares of Class A common stock and 194,809,476 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our proxy statements relating to the 2017 Annual Meetings of Shareholders are incorporated by reference into Part III of this combined annual report on Form 10-K.

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
This combined annual report on Form 10-K presents the following sections or portions of sections separately for each of the Company, on a consolidated basis, and ESH REIT, where applicable:

•	Part II Item 5 – Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

•	Part II Item 6 – Selected Financial Data

•	Part II Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II Item 7A – Quantitative and Qualitative Disclosures About Market Risk

•	Part II Item 8 – Financial Statements and Supplementary Data

•	Part II Item 9A – Controls and Procedures
This report also includes separate Exhibit 31 and 32 certifications for each of Extended Stay America, Inc. and ESH Hospitality, Inc. in order to establish that the Chief Executive Officer and the Chief Financial Officer of each registrant has made the requisite certifications and that Extended Stay America, Inc. and ESH Hospitality, Inc. are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 18 U.S.C. §1350.
We believe combining the annual reports on Form 10-K of the Corporation and ESH REIT into this single report results in the following benefits:

•
Enhances investors’ understanding of the Corporation and ESH REIT by enabling investors, whose ownership of Paired Shares, as defined below, gives them an ownership interest in our hotel properties through ESH REIT and in the operation of the hotels and other aspects of our business through the Corporation, to view the business as a whole;

•	Eliminates duplicative and potentially confusing disclosure and provides a more streamlined presentation, since a substantial amount of our disclosure applies to both the Corporation and ESH REIT; and

•	Creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.
CERTAIN DEFINED TERMS
The following defined terms, which relate to the corporate structure of the Corporation and ESH REIT, company-wide initiatives and/or lodging industry operating metrics, are used throughout this combined annual report on Form 10-K:

•	ADR or average daily rate means hotel room revenues divided by total number of rooms sold in a given period.

•	Company means the Corporation, ESH REIT and their subsidiaries considered as a single enterprise.

•
Comparable Hotels means, when used in connection with describing our results of operations, the 629 Extended Stay America and Extended Stay Canada-branded hotels owned and operated by the Company during the years ended December 31, 2016 and 2015. The operating results of Comparable Hotels exclude those results of the 53 hotels sold in December 2015 as part of the Portfolio Sale (as defined below).

•
Corporation means Extended Stay America, Inc., a Delaware corporation, and its subsidiaries (excluding ESH REIT and its subsidiaries), which include the Operating Lessees (as defined below), ESH Strategies (as defined below) and ESA Management (as defined below). The Corporation controls ESH REIT through its ownership of ESH REIT’s Class A common stock, which currently represents approximately 56% of the outstanding common stock of ESH REIT.

•	ESA Management means ESA Management LLC and its subsidiaries, which manage the hotel properties on behalf of the Operating Lessees.

•
ESH REIT means ESH Hospitality, Inc., a Delaware corporation that has elected to be taxed as a real estate investment trust (“REIT”), and its subsidiaries. ESH REIT is a majority-owned subsidiary of the Corporation, which leases all of its hotel properties to the Operating Lessees.

•
ESH Strategies means ESH Hospitality Strategies LLC, a Delaware limited liability company and wholly-owned subsidiary of the Corporation, and its subsidiaries, which own the intellectual property related to our business.

•	Extended stay market means the market of hotels with a fully equipped kitchenette in each guest room, which accept reservations and do not require a lease, as defined by The Highland Group.

•
Hotel renovation means, when used in connection with our company-wide initiatives to renovate our hotel properties, upgrades that typically include remodeling of common areas, new paint, carpet, signage, tile or vinyl flooring and counters in bathrooms and kitchens, as well as the refurbishment of furniture, replacement of aged mattresses and installation of new flat screen televisions, artwork, lighting and bedspreads.

•	Mid-price extended stay segment means the segment of the extended stay market that generally operates at a daily rate between $50 and $100, as defined by The Highland Group.

•	Occupancy or occupancy rate means the total number of rooms sold in a given period divided by the total number of rooms available during that period.

•
Operating Lessees means the several wholly-owned subsidiaries of the Corporation that each lease a group of hotels from ESH REIT and, as stipulated under the respective lease agreement, operate the hotels.

•
Paired Share means one share of common stock, par value $0.01 per share, of the Corporation together with one share of Class B common stock, par value $0.01 per share, of ESH REIT, which are attached and trade as a single unit.

•
RevPAR or revenue per available room means the product of average daily room rate charged and the average daily occupancy achieved for a hotel or group of hotels in a given period. RevPAR does not include ancillary revenues, such as food and beverage revenues, or parking, pet, telephone or other guest service revenues.

•	Sponsors collectively means Centerbridge Partners, L.P., Paulson & Co. Inc. and The Blackstone Group, L.P. and their funds or affiliates.

For ease of presentation:

•	When we refer to our ownership of hotel properties, we are referring to the hotel properties owned by subsidiaries of ESH REIT.

•	When we refer to the management and operation of our hotels, we are referring to the management of hotels by ESA Management and the operation of hotels by the Operating Lessees.

•	When we refer to our brands, we are referring to intellectual property related to our business owned by ESH Strategies.

•	When we refer to our management team, executives or officers, we are referring to the management team, executives and officers of the Corporation and ESH REIT.

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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this combined annual report on Form 10-K. Such risks, uncertainties and other important factors include, but are not limited to:

•
failure to successfully implement our current business and growth strategies, including our hotel renovation program and other growth initiatives, such as potential asset repositionings and asset sales;

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

•
our ability to keep pace with improvements in technology utilized for reservations systems and other operating systems, including technology used in the delivery of guest services, and to comply with evolving legal and industry data security requirements;

•	the occurrence of cybersecurity incidents;

•	our ability to protect our trademarks and other intellectual property;

•	the ability of ESH REIT to qualify, and remain qualified, as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code");

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

•	our relationships with associates and changes in labor and employment laws;

•	the cost of compliance with and liabilities under environmental, health and safety laws;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	changes in local market or neighborhood conditions which may diminish the value of real property;

•	our geographic concentration in California, Texas, Florida and Illinois, which collectively account for approximately 38.2% of our rooms;

•	increases in interest rates, hotel operating costs or other costs we incur in connection with operating our business;

•	our substantial indebtedness and debt service obligations, including material increases in our cost of borrowing, and our ability to refinance existing or future debt before or upon maturity;

•	our ability to access credit or capital markets;

•	rating agency downgrades or withdrawals;

•	inadequate insurance coverage;

•	adverse litigation judgments or settlements; and

•	ESH REIT's status as a "controlled company."
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

v

PART I
Item 1.        Business
Our Company
We are the largest integrated owner/operator of company-branded hotels in North America. Our business operates in the extended stay segment of the lodging industry, and as of December 31, 2016, we owned and operated 629 hotels comprising approximately 69,400 rooms located in 44 states across the United States and in Canada. We own and operate the substantial majority of our hotels under our core brand, Extended Stay America, which serves the mid-price extended stay segment, and accounts for approximately 44% of the segment by number of rooms in the United States. In addition, we own and operate three Extended Stay Canada hotels. For the year ended December 31, 2016, the Company had total revenues of approximately $1.3 billion, net income of approximately $163.4 million and Adjusted EBITDA of approximately $615.7 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.
Our extended stay hotels are designed to provide an affordable and attractive alternative to traditional lodging or apartment accommodations and are targeted toward self-sufficient, value-conscious guests. Our hotels feature fully-furnished rooms with in-room kitchens, complimentary grab-and-go breakfast, free WiFi, flat screen TVs and on-site guest laundry. Our guests include business travelers, leisure travelers, professionals on temporary work or training assignments, persons relocating, temporarily displaced or purchasing a home and anyone else in need of temporary housing. Our guests generally rent accommodations on a weekly or longer term basis. For the year ended December 31, 2016, approximately 35.7%, 22.7% and 41.6% of our total revenues were derived from guests with stays from 1-6 nights, from 7-29 nights, and 30 or more nights, respectively.
We seek to drive our competitive advantage by becoming a dominant brand with national distribution; owning and operating hotels with great locations, affordable prices and relevant amenities; and leveraging our business model to drive superior cash flow. To achieve this competitive advantage, we focus on continually improving our product and service, including through our hotel renovation program, improving marketing efforts, driving ADR and maximizing cost and capital structure efficiency, all while seeking to return value to our shareholders. In the future, we expect to initiate additional renovations at our hotel properties and may seek to expand through development, construction and acquisition of hotel properties or other companies. In addition, from time to time, we may also seek to repurpose, rebuild and/or divest certain of our existing hotel properties and other assets or diversify through franchising.
Our History
We were founded in 1995 as a developer, owner and operator of extended stay hotels. Following a period focused primarily on new development, we became a consolidator of hotel properties by selectively acquiring extended stay companies and hotels, ultimately creating the largest mid-price extended stay company in the United States. We were acquired out of bankruptcy by the Sponsors on October 8, 2010. We now operate an extended stay hospitality platform with approximately 8,300 employees and are led by a management team with public company experience in hospitality, consumer retail and service businesses.
In November 2013, the Corporation and ESH REIT completed an initial public offering and restructured and reorganized our then-existing business. We believe that our business is now more operationally efficient because all of the assets, operations and management of our business, other than ownership of the hotel properties, are housed in one entity. Ownership of Paired Shares gives investors an ownership interest in our hotel properties through ESH REIT and in the operation of our hotels and other aspects of our business through the Corporation. This structure permits us to enjoy some, though not all, of the benefits of a REIT (i.e., while ESH REIT is taxed as a REIT for U.S. federal income tax purposes, all distributions paid by ESH REIT to the Corporation are subject to corporate level tax, effectively eliminating approximately 56% of the tax benefit of REIT status for the consolidated enterprise).
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
Our Brands
We own and operate the substantial majority of our hotels under our core brand, Extended Stay America. During 2013, we completed an extensive rebranding program to consolidate hotels that were operated under the former brands of Homestead Studio Suites, Studio Plus and Extended Stay Deluxe to this single brand. Extended Stay America-branded hotels feature:

•	In-room kitchens;

•	Free WiFi;

•	Free grab-and-go breakfast;

•	Flat screen TVs with premium cable channels; and

•	On-site guest laundry.
In October 2016, we entered into a purchase and sale agreement to divest our three Extended Stay Canada-branded hotels, which is expected to close in 2017, subject to satisfaction or waiver of customary closing conditions.
In December 2015, we sold a portfolio of 53 hotel properties, 47 of which operated under our former Crossland Economy Studios brand and six of which operated under our Extended Stay America brand, and certain intellectual property of Crossland Economy Studios (the “Portfolio Sale”). We no longer own, operate or manage these hotels, nor does the Corporation own intellectual property related to Crossland Economy Studios. See Note 4 to each of the consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., both of which are included in Item 8 in this combined annual report on Form 10-K.

Our Corporate Structure
The chart below summarizes our corporate structure as of December 31, 2016.

Public Shareholders
Sponsors and Management
55.9%
44.1%
24.5%²
19.3%²
Extended Stay America, Inc. (Corporation)³
56.2%¹
ESH Hospitality Strategies LLC (ESH Strategies)
ESA Management, LLC (ESA Management)
Operating Lessees
ESH Hospitality, Inc. (ESH REIT)⁴
IP Owning Entities
Property Owning Entities
trademark license agreement
operating leases
management agreement

1 Holders of Class A common stock of ESH REIT, which is entitled to be greater of (x) one vote per share or (y) the number of votes per share that would entitle the Class A common stock to 56% of the total voting power of all of the outstanding common stock of ESH REIT. ESH REITs Class A and Class B common stock are generally entitled to the same distributions.

2 Holders of Class B common stock of ESH REIT, which is generally entitled to one vote per share. ESH REITs Class A and Class B common stock are generally entitled to the same distributions.

3 Corporation Revolving Credit Facility.

4 ESH REIT Revolving Credit Facility, ESH REIT Term Loan and 2025 Notes.

Our Industry
U.S. Lodging Industry
The lodging industry is a significant part of the U.S. economy, generating over $149.2 billion of room revenues in 2016 and comprising approximately 5.0 million hotel rooms as of December 31, 2016, according to STR, Inc. (“STR”)(1). Lodging industry performance is generally tied to both macro-economic and micro-economic trends in the United States and, similar to other industries, experiences both positive and negative operating cycles. Since the 2008 to 2009 recession, demand in the U.S. lodging industry has recovered while supply growth has remained at historically low rates. According to PricewaterhouseCoopers LLP (“PwC”), room supply grew 1.6% in 2016 and is expected to grow 1.9% in 2017, in line with historical rates of annual supply growth. RevPAR has grown in the U.S. lodging industry each year starting in 2010. According to PwC, RevPAR for the overall U.S. lodging industry grew 3.2% in 2016, and is expected to grow 2.3% in 2017 (PwC Hospitality Directions - January 2017).
U.S. Extended Stay Segment
Extended stay hotels represent a growing segment within the U.S. lodging industry with approximately 415,000 rooms for the year ended December 31, 2016, according to The Highland Group. The extended stay segment tends to follow the cyclicality of the overall lodging industry. Extended stay hotels are differentiated by price point into economy, mid-price and upscale segments. Our business is focused on the mid-price extended stay segment, which comprised approximately 38% of the supply of extended stay rooms in 2016.
Seasonality
The lodging industry is seasonal in nature. The Company’s revenues are generally lower during the first and fourth quarters of each calendar year as is typical in the U.S. lodging industry. Because many of the Company’s expenses are fixed and do not fluctuate with changes in revenues, declines in revenues can cause disproportionate fluctuations or decreases in the Company’s quarterly earnings and operating cash flows during these periods.
ESH REIT’s revenues and earnings are generally highest during the fourth quarter of each calendar year as rental revenues contingent upon Operating Lessee hotel revenues are not earned for accounting purposes until certain hotel revenue thresholds are achieved, which typically occur in the fourth quarter. ESH REIT’s cash flows generally remain consistent each quarter of the calendar year.
Cyclicality
The lodging industry is cyclical and its fundamental performance tends to follow the general economy, albeit on a lagged basis. There is a history of increases and decreases in demand for hotel rooms, occupancy levels and rates realized by owners of hotel properties through economic cycles. Variability of results through some economic cycles in the past has been more severe due to changes in the supply of hotel rooms in given markets or in given categories of hotels. The combination of changes in economic conditions and in the supply of hotel rooms can result in significant volatility in results of operations for owners and/or operators of hotel properties. The costs of running a hotel, and in particular an extended stay hotel, tend to be more fixed than variable. Because of this, in an environment of either increasing or decreasing revenues, the rate of change in earnings will likely be greater than the rate of change in revenues. See “Risk Factors—Risks Related to the Lodging Industry—The lodging industry, including the extended stay segment, is cyclical and a worsening of general economic conditions or low levels of economic growth could materially adversely affect our business, financial condition, results of operations and our ability to pay distributions to our shareholders.”
Competition
We operate in a highly competitive industry. Competition in the lodging industry is based on a number of factors, including room rates, quality of accommodations, service levels, convenience of location, reputation, reservation systems, brand recognition, supply and availability of alternative lodging and ability to reach potential guests through multiple channels. Competitors include new participants in the lodging industry and participants in other segments of the lodging industry that may enter the extended stay segment. Competitors also include existing participants in the extended stay segment that may

(1)	STR does not endorse or provide any guidance to any proposed investment in Extended Stay America, Inc. or ESH Hospitality, Inc.

increase their product offerings to include facilities in the mid-price segment and competitors in the chain-scale segment of the overall lodging industry. We also compete for guests with hotels outside the extended stay segment as well as serviced apartments and private homes, rooms and apartments rented on the internet. In addition, we face competition for both quality acquisition opportunities and locations to build new hotels as well as for guests to fill and pay for those hotels, and may in the future face competition for franchise partners. We also face competition from third-party internet travel intermediaries, such as Priceline.com, Booking.com, Expedia.com and specialized intermediaries that locate and reserve hotel rooms for corporate lodgers. See “Risk Factors—Risks Related to the Lodging Industry—We operate in a highly competitive industry.”
Employees
We employ approximately 8,300 employees. Approximately 7,900 of these employees are hotel property-level employees, comprised of approximately 3,600 full-time employees and approximately 4,300 part-time employees. None of our employees are currently represented by unions or covered by collective bargaining agreements. We consider our relations with our employees to be good.
Sales, Marketing and Reservations
Our sales team is made up of approximately 130 sales professionals focused on growing our business with key corporate accounts, building relationships with new customers and coaching our hotel operations teams on local sales. We are organized regionally and by account, and our team focuses on the following customers: major Fortune 500 companies; small- and medium-sized businesses; travel agencies; relocation and staffing consultants; and medical, technology, government and educational organizations. Approximately 40% of our total revenues in 2016 were derived from accounts managed by this team. Our brand and amenity offerings allow our sales team to target a broad corporate customer base.
We seek to maximize revenue in each hotel through our revenue management team, made up of approximately 40 professionals. This team is responsible for determining prices and managing the availability of room inventory to different channels and customer segments. Our automated revenue management system was put in place across our entire portfolio of hotels in the first quarter of 2016. This system allows us to automatically price against demand from our short- and long-term guests. We believe that this system has favorably impacted, and will continue to favorably impact, our sales team’s efficiency and effectiveness.
Our marketing strategy is focused on growing awareness of our brand, Extended Stay America, and demand for our hotels through a combination of media channels, including print, public relations and email marketing. We also put a significant emphasis on our internet activity, buying search engine placement, internet display advertising and other media to drive traffic to our website. We maintain a customer database and use it for targeted marketing activity. Our customer loyalty program, called Extended Perks, has more than 1.5 million members as of December 31, 2016. The program is built around the idea of “instant rewards – no points required” with members receiving discounts on our rooms, offers and discounts from our merchandise partners, as well as check-in and room preference priorities. We believe this program has helped, and will continue to help, us generate repeat business and market directly to more of our customers.
We use a central reservation system to provide access to our hotel inventory through a wide variety of channels—property-direct, our central call center, our desktop and mobile websites, travel agency global distribution systems and our wholesale and online travel agents. We outsource our reservation system, call center and management of our website.
For the year ended December 31, 2016, approximately 32.9% of our total revenues was derived from property-direct reservations, approximately 24.9% was derived from our central call center, approximately 17.7% was derived from our own proprietary website, approximately 19.7% was derived from online travel agents and approximately 4.8% was derived from travel agency global distribution systems. We believe we also have an opportunity to increase the power and reach of our distribution network through enhanced partnerships with additional agency, merchant and wholesale partners.
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
Certain hotels we currently own or those we may acquire in the future contain, may contain, or may have contained asbestos-contaminating material (“ACM”). Environmental, health and safety laws require that ACM be properly managed and maintained, and include requirements to undertake special precautions, such as removal or abatement, if ACM would be disturbed during maintenance, renovation or demolition of a building. These laws regarding ACM may impose fines and penalties on building owners, employers and operators for failure to comply with these requirements or expose us to third-party liability. We are not presently aware of any ACM at our hotel properties that would result in a material adverse effect on our business, assets or results of operations.
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
Regulation
A number of states and local governments regulate the licensing of hotels by requiring registration, disclosure statements and compliance with specific standards of conduct. We believe that each of our hotels has the necessary permits and approvals to operate its respective business and we intend to continue to obtain these permits and approvals for any new hotels. We are also subject to laws governing our relationship with our employees, including minimum wage requirements, overtime, working conditions and work permit requirements. An increase in the minimum wage rate, employee benefit costs or other costs associated with employees could materially adversely affect our business, including our results of operations. There are frequently proposals under consideration, at the federal, state, and local levels, to increase the minimum wage and to expand overtime pay requirements.
Under the Americans with Disabilities Act of 1990 (the “ADA”), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. We attempt to satisfy ADA requirements in the designs for and operation of our hotels, websites and other facilities subject to the ADA, but we cannot assure you that we will not be subjected to a material ADA claim. If that were to happen, we could be ordered to spend substantial sums to achieve compliance, fines could be imposed against us, and we could be required to pay damage awards to private litigants. The ADA and other regulatory initiatives could materially adversely affect our business as well as the lodging industry in general.
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
Available Information
Our website address is www.esa.com. Our combined annual reports on Form 10-K, combined quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available free of charge through our website under “Investor Relations” or at www.aboutstay.com as soon as reasonably practicable after the electronic filing of these reports is made with the Securities and Exchange Commission (“SEC”). The information contained on, or that can be accessed through, our website is expressly not incorporated by reference in this combined annual report on Form 10-K.

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
The lodging industry is highly competitive. We compete with traditional hotels and lodging facilities (including limited service hotels), other purpose built extended stay hotels (including those owned and operated by major hospitality chains with well-established, recognized brands and individually-owned extended stay hotels) and alternative lodging (including serviced apartments and private homes, rooms and apartments rented on the internet). Many of the major hospitality chains own multiple brands that provide substantial economies of scale. We expect that competition within the mid-price segment of the extended stay lodging market and the chain-scale segment of the overall lodging industry will continue as we face increased competition due to the ease of access to third-party internet travel intermediaries, such as Priceline.com, Booking.com, and Expedia.com, particularly as those intermediaries continue to consolidate, specialized intermediaries that locate and reserve hotel rooms for corporate lodgers and private homes, rooms and apartments rented on the internet. We compete based on a number of factors, including room rates, quality of accommodations, service levels, convenience of location, reputation, reservation systems, brand recognition, supply and availability of alternative lodging and ability to reach potential guests through multiple distribution channels. See “Business—Competition.”
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
The performance of the lodging industry, including the extended stay segment, is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Declines in corporate budgets and spending and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence and high unemployment or adverse political conditions may have a material adverse affect on the revenues and profitability of our hotels.
Changes in consumer demand and general business cycles can subject, and have subjected, our revenues to significant volatility. The majority of our expenses are relatively fixed. These fixed expenses include labor costs, interest, real estate taxes and insurance premiums, all of which may increase at a greater rate than our revenues. The expenses of owning and operating hotels are not significantly reduced when circumstances such as market and economic factors and competition cause a reduction in revenues. Where cost-cutting efforts and capital expenditure reductions are insufficient to offset declines in revenues, we could experience a material decline in margins and reduced operating cash flows or losses. If we are unable to decrease our expenses significantly or rapidly when demand for our hotels decreases, the decline in our revenues could have a material adverse effect on our net operating cash flows and profitability. This effect can be especially pronounced during periods of economic contraction or slow economic growth.
In addition to general economic conditions, new hotel room supply is an important factor that can affect the lodging industry’s performance and overbuilding has the potential to further exacerbate the negative effect of an economic downturn or precipitate a cycle turn. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. A decline in hotel room demand, or a continued growth in hotel room supply, could result in revenues that are substantially below expectations or result in losses, which could have a material adverse effect on our business, financial condition, results of operations and our ability to pay distributions to our shareholders. See “Business—Our Industry” for a description of increases in hotel room supply.

The extended stay segment has tended to follow the overall cyclicality of the lodging industry. In periods of declining demand, competition for guests may result in more reliance on longer-term guests, who generally pay lower rates than shorter-term guests, which could reduce revenues, margins and profitability. Equally, in periods of increasing demand, a transition to shorter-term guests paying higher rates might result in increased hotel expenses for amenities considered necessary to attract those guests, such as daily rather than weekly housekeeping, and greater operating costs, such as increased volume of check-ins and check-outs, potentially reducing operating margins.
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
Changes in general and local economic and market conditions and other factors beyond our control as well as the business, financial, operating and other risks common to the lodging industry and inherent to the ownership of hotels could materially adversely affect demand for lodging products and services. This includes demand for rooms at hotel properties that we own, operate and potentially develop, construct or acquire. These factors include:

•	changes in the relative mix of extended stay brands in various industry price categories;

•	over-building of hotels in our markets;

•	changes in the desirability of particular geographic locations, lodging preferences and travel patterns of customers, including corporate customers;

•	new sources of potentially competitive supply, such as private homes, rooms or apartments rented on the internet;

•	increases in customer price sensitivity, making it more difficult to achieve planned ADR increases;

•	dependence on corporate and commercial travelers and on tourism;

•	decreased demand for longer-term lodging or lodging facilities;

•	decreased corporate budgets and spending and cancellations, deferrals or renegotiations of group business;

•	high levels of unemployment and depressed housing prices;

•	ability to accept customer payments through credit card transactions;

•	increases in real property tax rates;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	increases in the cost, or the lack of availability, of capital to operate, maintain and renovate our existing hotel properties or to potentially develop, construct or acquire new hotel properties;

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

These factors can adversely affect, and from time to time have materially adversely affected, individual hotel properties, particular regions or our business as a whole. How we manage any one or more of these factors, or any crisis, could limit or reduce demand and the rates we are able to charge for rooms or services, which could materially adversely affect our operating results and future growth, including our ability to pay distributions to our shareholders. These factors may be exacerbated by the relatively illiquid nature of our real estate holdings, which limits our ability to vary our portfolio in response to changes in economic and other conditions.

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
Our financial performance and success depend in large part on our ability to successfully implement our business strategies. We cannot assure you that we will be able to successfully implement our business strategies, realize any benefit from our strategies or continue improving our results of operations. We may spend significant amounts in connection with our business strategies, which would result in increased costs but may not result in expected increased revenues or improved results of operations.
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
Our capital expenditures may not result in our expected improvements or growth in our business.
We are executing a phased hotel renovation program across our portfolio in order to seek to drive incremental market share gains. As of December 31, 2016, we have substantially completed renovations at 584 hotels, with total incurred costs of approximately $575.3 million. Also, as of December 31, 2016, we are in the process of implementing renovations at 9 additional hotels and will begin renovations at all remaining unrenovated Extended Stay America-branded hotels during the first quarter of 2017, with combined estimated total costs of approximately $56.1 million, approximately $20.8 million of which was incurred in 2016. We expect to begin a new phase of hotel renovations in 2019. Additionally, we expect to purchase land and to incur capital expenditures for new hotel development beginning in 2017. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Expenditures.”
The realization of returns on our capital investments in line with our expectations is dependent on a number of factors, including, but not limited to, general economic conditions, other events beyond our control, whether our assumptions in making the investment were correct and changes in the factors underlying our investment decision, such as changes in the tastes and preferences of our customers. We can provide no assurance that we will continue to see the types of returns that we have achieved in connection with our hotel renovation program, that we will realize our expected returns on our current investments, or any returns at all, or that our future investments will result in our expected returns on investments, returns that are consistent with our prior returns on capital expenditure investments, or any returns at all. Growth that we do realize as a result of our capital expenditures is expected to stabilize over time. A failure to realize our expected returns on capital investments could materially adversely affect our business, financial condition and results of operations.
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
Maintenance, renovations and improvements to our hotel properties create an ongoing need for cash and, to the extent we cannot fund expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. We also intend to continue to pay regular distributions, which means we may not retain cash for future capital expenditures. Access to the capital that we need to renovate and maintain our existing hotel properties and to develop, construct or acquire new hotel properties is critical to the continued growth of our business and our revenues. The availability of capital or the conditions under which we can obtain capital can have a significant impact on the overall level, cost and pace of future renovation, development, construction or acquisition and therefore the ability to meaningfully grow our revenues. As of December 31, 2016, we had total indebtedness of approximately $2.6 billion, net of unamortized deferred financing costs and debt discount of approximately

$56.5 million. Our substantial indebtedness may impair our ability to borrow additional amounts. Our ability to access additional capital could also be limited by the terms of our indebtedness and any future indebtedness, which restrict or will restrict our ability to incur debt under certain circumstances. In the past, reduced ongoing maintenance and/or capital investment in our hotel properties resulted in declining performance of our business.
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
If the cost of funding renovations or enhancements exceeds budgeted amounts, and/or the time period for renovation or development is longer than initially anticipated, our profits could be reduced. If we are forced to spend larger amounts of cash from operations than anticipated to operate, maintain or renovate existing hotel properties, then our ability to use cash for other purposes, including paying distributions to our shareholders or the potential development, construction or acquisition of hotel properties, could be limited and our profits could be reduced. Similarly, if we cannot access the capital we need to fund our operations, we may need to postpone or cancel planned maintenance, renovations, improvements plans or other components of our business strategy, which could impair our ability to compete effectively and harm our business, financial condition and results of operations.
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
Our principal assets consist of real property. Our real estate ownership subjects us to additional risks not applicable to those competitors in the lodging industry that only manage or franchise hotel properties, including:

•	the illiquid nature of real estate, which may limit our ability to promptly sell one or more hotels in our portfolio in response to changing financial conditions;

•	adverse changes in economic and market conditions;

•	real estate, insurance, zoning, tax, environmental and eminent domain laws, including the condemnation of our properties;

•	fluctuations in real estate values or impairments in the value of our assets;

•	the ongoing need for capital improvements and expenditures to maintain, renovate or upgrade hotel properties;

•	the average age of hotels in our portfolio, which is approximately 18 years, and the potential difficulty in replacing obsolete hotels with new hotel properties;

•
risks associated with the possibility that expense increases will outpace revenue increases and that in the event of an economic downturn, our high proportion of fixed expenses will make it difficult to reduce our expenses to the extent required to offset declining revenues;

•	changes in laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance; and

•	events beyond our control, such as war, terrorist attacks, travel-related accidents, extreme weather and force majeure events, including earthquakes, tornadoes, hurricanes, fires or floods.
Economic and other conditions may materially adversely affect the valuation of our hotel properties resulting in impairment charges that could have a material adverse effect on our business, results of operations and earnings.
We hold a significant amount of long-lived assets, including goodwill and intangible assets. We evaluate our tangible and intangible assets annually for impairment, or more frequently based on various triggers, including when a property has current or projected operating losses or when other material trends, contingencies or changes in circumstances indicate that a triggering event has occurred, such that an asset’s value may not be recoverable. See Note 2 to each of the consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., both of which are included in Item 8 in this combined annual report on Form 10-K. Times of economic distress and/or uncertainty, declining demand and declining earnings often result in declining asset values for real estate and real property. As a result, we have incurred, and are likely to incur in the future, impairment charges which may have a material adverse affect our results of operations and earnings.
We have a significant amount of debt and debt service obligations that could adversely affect our financial condition and reduce operational flexibility.
We have a significant amount of debt. As of December 31, 2016, we had total indebtedness of approximately $2.6 billion, net of unamortized deferred financing costs and debt discount of approximately $56.5 million, and the Company had a debt-to-equity ratio of 1.9x. In the future, subject to compliance with the covenants included in our current indebtedness, we may incur significant additional indebtedness and intercompany indebtedness to finance future hotel acquisitions, developments, renovation and improvement activities and for other corporate purposes. Our substantial level of indebtedness could have a material adverse effect on our business, results of operations and financial condition because it could, among other things:

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
We cannot assure you that our business will generate sufficient cash flows to enable us to pay our indebtedness, fund our other liquidity needs, including existing or future capital needs, or pay distributions to our shareholders. If we are unable to meet our debt service obligations, our indebtedness may prevent us from paying cash distributions with respect to our stock. In such case, in order to satisfy the REIT distribution requirements imposed by the Code, ESH REIT may distribute taxable stock dividends to its shareholders in the form of additional shares of its stock.
We will need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt on attractive terms at or before maturity or on commercially reasonable terms or at all, particularly because of our substantial levels of debt and because of restrictions on debt prepayment and additional debt incurrence contained in the agreements governing our existing debt. Our future results of operations and our ability to service, extend or refinance our existing indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.
The terms of the agreements governing our indebtedness have restrictive covenants and our failure to comply with any of these could put us in default, which would have an adverse effect on our business, including our current and future prospects. These covenants may restrict, among other activities, our ability to:

•	sells assets or merge, consolidate or transfer all or substantially all of our assets;

•	incur additional debt;

•	incur certain liens;

•	enter into, terminate or modify leases and/or the management agreements for our hotel properties;

•	make certain investments and other restricted payments;

•	pay distributions on or repurchase our capital stock; and

•	enter into certain transactions with affiliates.
Under both the Corporation Revolving Credit Facility and the ESH REIT Revolving Credit Facility (each as defined), the occurrence of a Default or an Event of Default (each as defined) would require the Corporation or ESH REIT, as the case may be, to prepay advances existing under its revolving credit facility and cash collateralize outstanding letters of credit. During a Default or an Event of Default, the Corporation or ESH REIT, as the case may be, would be restricted from making certain cash distributions. For a more detailed description of the financial and other covenants imposed by the agreements governing our indebtedness, see Note 7 to the consolidated financial statements of Extended Stay America, Inc. and Note 6 to the consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 8 in this combined annual report on Form 10-K.
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
Our debt currently has a non-investment grade rating, and there can be no assurance that any rating assigned by the rating agencies will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. A lowering or withdrawal of our credit ratings may increase our future borrowing costs and reduce our access to capital, which could have a material adverse impact on our financial condition and results of operations.
Our business depends on the quality and reputation of our brands, and any deterioration in the quality or reputation of our brands or the lodging industry could materially adversely affect our market share, reputation, business, financial condition and results of operations.
Our brands and our reputation are among our most important assets. We operate the substantial majority of our hotels under our core brand, Extended Stay America. Our ability to attract and retain guests depends, in part, upon the external perceptions of Extended Stay America, the quality of our hotels and services and our corporate and management integrity. Negative reviews of our hotels, or an incident involving the potential safety or security of our guests or employees, or negative publicity regarding safety or security at our competitors’ properties or in respect of our third-party vendors and the industry, and any media coverage resulting therefrom, may harm our brands and our reputation, cause a loss of consumer confidence in Extended Stay America and the industry, and materially adversely affect our results of operations. The considerable expansion in the use of social media and online review sites over recent years has compounded the potential scope and speed of any negative publicity, whether or not the description of any events or conditions by social media is accurate. Adverse incidents have occurred in the past and are likely to occur in the future.
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
In particular, certain hotels we currently own or those we may acquire in the future contain, may contain, or may have contained, ACM. Environmental, health and safety laws require that ACM be properly managed and maintained, and include requirements to undertake special precautions, such as removal or abatement, if ACM would be disturbed during maintenance, renovation or demolition of a building. These laws regarding ACM may impose fines and penalties on building owners, employers and operators for failure to comply with these requirements or expose us to third-party liability.
The geographic concentration of our portfolio may make us particularly susceptible to adverse developments in those geographic areas in which we operate a substantial portion of our hotels.
The concentration of our hotel properties in a particular geographic area may materially impact our operating results if that area is impacted by negative economic developments or other unfavorable factors. As of December 31, 2016, 14.5% of our rooms were in California, 9.9% of our rooms were in Texas, 8.3% of our rooms were in Florida and 5.5% of our rooms were in Illinois. We are particularly susceptible to adverse economic or other conditions in these markets (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes and the cost of complying with governmental regulations or increased regulation), as well as to extreme weather, natural disasters or terrorist events that occur in these markets. Our business, financial condition and results of operations would be materially adversely affected by any significant adverse developments in any of those markets. Our operations may also be materially adversely affected if competing hotels are built in these markets. Furthermore, submarkets within any of these markets may be dependent on the economic performance of a limited number of industries, or in some instances single businesses, which drive those markets.
We intend to expand through development or acquisitions of other companies and hotel properties, and we may also seek to divest of some of our hotel properties and other assets or diversify through franchising; these activities may be unsuccessful or divert our management’s attention.
We may consider strategic and complementary acquisitions of other companies and hotel properties. In many cases, we will be competing for these opportunities with third parties that may have substantially greater financial resources than we do. Acquisitions of companies or hotel properties are subject to risks that could affect our business, including risks related to:

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
There are numerous risks commonly encountered in asset divestitures, including, diversion of management’s attention, loss of key employees following such a transaction, difficulties in the separation of operations, services and personnel and damage to existing customer, vendor and other business relationships. In the future, we may divest of additional hotel properties or assets. Any such divestments may yield lower than expected returns. In some circumstances, sales of properties or other assets may result in losses. In addition, sellers typically retain certain liabilities or indemnify buyers for certain matters such as lawsuits, tax liabilities and environmental matters. The magnitude of any such retained liability or indemnification obligation may be difficult to quantify at the time of the transaction, may involve conditions outside our control and ultimately have a material adverse affect on our results of operations and earnings.
We own and operate all of the hotel properties associated with our brands. In the future, we may seek to realize the benefits of franchising and franchise certain of our hotel properties pursuant to agreements with third-party franchisees. We currently do not have experience operating a significant franchising business and expect that the development and implementation of any franchise system will require significant expenditures and could divert management’s attention from other business concerns, each of which could have a material adverse effect on our business, financial condition and results of operations. The viability of any franchising business will depend on our ability to establish and maintain good relationships with franchisees. If we enter the franchising business, we will be exposed to additional risks, including, but not limited to, the financial condition and access to capital of franchisees, reputational harm and legal exposure due to the action of franchisees, cybersecurity risks created by franchisees and litigation as a result of disagreements with franchisees.
In the future, we plan to seek to develop and/or construct new hotels. We currently do not have significant real estate development experience and expect that commencing a development program, if any, will require significant expenditures and could divert management’s attention from other business concerns, each of which could have a material adverse effect on our business, financial condition and results of operations. We will be exposed to additional risks, including, but not limited to, access to capital, contractors and materials on favorable economic terms and risks associated with new development and/or construction.
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
For the year ended December 31, 2016, approximately 19.7% of our total hotel revenues were booked through third-party internet travel intermediaries and other online travel service providers. These intermediaries primarily focus on leisure travel and also provide offerings for corporate travel and group meetings. Intermediaries use a variety of aggressive online marketing methods to attract customers, including the purchase, by certain companies, of trademarked and other online keywords from internet search engines to steer customers toward their websites. These intermediaries hope that consumers will eventually develop brand loyalties to their reservation system rather than to specific hotel brands, including ours. Accordingly, our business, financial condition and results of operations could be harmed if travel intermediaries succeed in significantly shifting loyalties from our brand to their reservation systems, the results of which may include diverting bookings away from our website or through intermediary fees increasing the overall cost of internet bookings for our hotels.
A failure by our intermediaries to attract or retain their customer bases could lower demand for our hotel rooms and, in turn, reduce our revenues from these distribution channels. Additionally, if bookings by these third-party intermediaries increase, these intermediaries may be able to obtain higher commissions or other significant contract concessions from us, increasing the overall cost of these distribution channels. Increased size and scale resulting from continuing consolidation among third-party intermediaries may increase their pricing power in negotiating commissions and other contract concessions. Some of our distribution agreements with these companies are not exclusive, have a short term, are terminable at will or are subject to early termination provisions. The loss of distributors, increased distribution costs or the renewal of distribution agreements on significantly less favorable terms could adversely impact our business.
We are reliant upon technology and the disruption or malfunction in our information technology systems could materially adversely affect our business.
The lodging industry depends upon the use of sophisticated information technology and systems, including those utilized for reservations, revenue and property management, procurement and operation of administrative systems. For example, we depend on our central reservation system, which allows bookings of hotel rooms directly, via telephone through our call centers, by travel agents, online through our website and through online travel intermediaries. We operate third-party systems, making us reliant on third-party service providers, data communication networks and software upgrades, maintenance and support. Many of our information technology systems are outdated and require substantial upgrade. These technologies are costly and are expected to require refinements that may cause disruptions to many of our key information and technology systems. If we are unable to replace or introduce information technology and other systems as quickly as our competitors, within budgeted costs or schedules, or if we are unable to achieve the intended benefits of any new information technology or other systems, including our revenue management system, our results of operations could be adversely affected and our ability to compete effectively could be diminished.
Further, we have from time to time experienced disruptions of these systems. Disruptions of the operation of these systems as a result of failures related to our internal or our service provider systems and support may occur in the future. Information technology systems that we rely upon are also vulnerable to damage or interruption from:

•	events beyond our control, such as war, terrorist attacks, extreme weather and force majeure events, including earthquakes, tornadoes, blizzards, hurricanes, fires or floods;

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
In addition, we are subject to the Payment Card Industry Data Security Standard (the “PCI DSS”), a set of requirements administered by the Payment Card Industry Security Standards Council, an independent body created by the major credit card brands designed to ensure that companies handling credit card information maintain a secure environment. Currently, and from time to time in prior years, we have failed to maintain compliance with the PCI DSS. Accordingly, we are currently subject to monthly penalties imposed by VISA. Since we have failed to maintain PCI DSS compliance, we could become subject to additional penalties, the severity of which may include the loss of our ability to accept credit card payments. As approximately 88.9% of our hotel revenues for the year ended December 31, 2016 were paid by credit card, loss of the ability to accept credit cards for payment would significantly disrupt our operations, would reduce our occupancy levels and would likely have a material adverse effect on our business, financial condition and results of operations.
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
Our hotel properties may contain or develop harmful mold, which could lead to liability for adverse health effects and remediation costs.
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
Our hotels are subject to various local laws and regulatory requirements that address our ability to obtain licenses for our operations. In particular, we are subject to permitting and licensing requirements, which can restrict the use of our hotel properties and increase the cost of development, construction, acquisition, renovation or operation of our hotels. In addition, federal and state laws and regulations, including laws such as the ADA, impose further restrictions on our operations. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. We may be subject to audits or investigations of all of our hotels to determine our compliance. Some of our hotels, websites and other facilities may not be fully compliant with the ADA. If one or more of these facilities is not in compliance with the ADA or any other regulatory requirements, we may be required to incur additional costs to bring the facility into compliance and we might be required to pay damages or governmental fines. In addition, the obligation to make readily achievable accommodations is an ongoing one. Existing requirements may change and future requirements may require us to make significant unanticipated capital expenditures that could materially adversely affect our business, financial condition, liquidity, results of operations and cash flows.
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
Changes in federal, state, local or foreign tax law or disputes with tax authorities could materially adversely affect our business, financial condition and profitability by increasing our tax or tax compliance costs.
The determination of our provision for income taxes and other tax liabilities requires estimations and significant judgments and there are many transactions and calculations where the ultimate tax determination is uncertain. We are currently subject to taxation at the federal, state or provincial and local levels in the United States and Canada. Our future tax rates could be materially adversely affected by changes in the composition of our earnings in jurisdictions with differing tax rates, changes in the valuation of or valuation allowances against our deferred tax assets and liabilities and substantive changes to tax rules and the application thereof by United States federal, state, local and foreign governments, all of which could result in materially higher corporate taxes than would be incurred under existing tax law or interpretation and could adversely affect our profitability. In particular, the tax reform proposals being proposed by the new U.S. presidential administration and being considered in the U.S. Congress create uncertainty with respect to the future tax treatment of the Company and its investors.  For example, certain of the proposals may result in changes to the tax treatment of REITs and/or corporate entities. Other proposals could limit or eliminate the deduction for interest expense. It is unclear whether, when, how and to what extent any of these, or other, proposals will be adopted. See "–The new presidential administration may make substantial changes to regulatory, fiscal and tax policies that may adversely affect our business". Further, our determination of our tax liability is always subject to audit and review by applicable domestic and foreign tax authorities. Any adverse outcome of any such audit or review could have an adverse effect on our business and reduce our profits to the extent potential tax liabilities exceed our reserves, and the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made, as well as future periods.
The new presidential administration may make substantial changes to regulatory, fiscal and tax policies that may adversely affect our business.

The presidential administration has called for substantial change to regulatory, fiscal and tax policies, which may include comprehensive tax reform. We cannot predict the impact, if any, of these changes to our business or their likelihood of being enacted. However, it is possible that these changes could adversely affect our business. It is likely that some policies adopted by the new administration will benefit us and others will negatively affect us. Until we know what changes are enacted, we will not know whether in total we benefit from, or are negatively affected by, the changes.
Increases in ESH REIT’s real estate taxes could materially adversely affect our profitability and ability to pay distributions to our shareholders.

Hotel properties are subject to real and personal property taxes. These taxes may increase as tax rates change and as ESH REIT’s hotel properties continue to be assessed and reassessed by taxing authorities. In particular, ESH REIT’s real estate taxes could increase following acquisitions as acquired properties are reassessed. If real estate taxes increase, our business, financial condition, results of operations and ESH REIT’s ability to make distributions to its shareholders could be materially adversely affected.
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
Our success and our ability to implement our business strategies will depend in large part upon the efforts and skills of our senior management and our ability to attract and retain key officers and other highly qualified personnel. Competition for such personnel is intense. In recent years, we have experienced turnover in several senior management roles and we have focused time and resources on recruiting or promoting from within the new members of our current senior management team. Future turnover of senior management or the unexpected loss of one or more of our key personnel or any negative public perception with respect to these individuals could have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that we will be successful in attracting and retaining qualified personnel. If we lose or suffer an extended interruption in the services of one or more of our key officers, our business, financial condition and results of operations could be materially adversely affected.
Labor shortages could restrict our ability to operate our hotels or implement our business strategies or result in increased labor costs that could reduce our profitability.
Our success depends in large part on our ability to attract, retain, train, manage and engage our employees. Our hotels are staffed 24 hours a day, seven days a week by approximately 7,900 employees around the U.S. and Canada. If we are unable to attract, retain, train, manage and engage skilled employees, our ability to manage and staff our hotel properties adequately could be impaired, which could reduce customer satisfaction and harm our reputation. Staffing shortages could also hinder our ability to implement our business strategy. Because payroll costs are a major component of hotel operating expenses and our general and administrative expenses, a shortage of skilled labor could also require higher wages that would increase our labor costs, which could reduce our profitability and limit our ability to pay distributions to shareholders.
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
In the normal course of our business, we are often involved in various legal proceedings. We cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of these legal proceedings. Additionally, we could become the subject of future claims by third parties, including guests who use our hotels, our employees, our shareholders, our suppliers and other contractual counterparties or regulators. Any significant adverse determinations, judgments or settlements could reduce our profitability and could materially adversely affect our business, financial condition and results of operations or limit our ability to operate our business. Further, we may incur costs related to claims for which we have appropriate third party indemnity, but such third parties fail to fulfill their contractual obligations. See “Item 3–Legal Proceedings.”
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
In connection with the initial public offering in November 2013, each of our subsequent secondary offerings and ESH REIT's May 2015 and March 2016 notes offerings, the Company received opinions that ESH REIT should have qualified as a REIT as of the respective date. We believe ESH REIT has continued to operate in conformity with the requirements to qualify as a REIT and that ESH REIT continues to satisfy all requirements to maintain its REIT status. One of the requirements unique to our structure is that, in order for ESH REIT to qualify as a REIT, no shareholder may actually or constructively own 10 percent or more of the value of shares of ESH REIT or the Corporation. While we do not regularly monitor share ownership for purposes of this test, in the event that a shareholder crosses the 10-percent threshold, we believe that the excess share provisions of the ESH REIT and Corporation charters should be triggered to reduce the relevant shareholder’s ownership and insulate the Company from risk with respect to this issue.
If ESH REIT failed to qualify as a REIT in any taxable year, and no available relief provision applied, it would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates, and distributions to holders of its stock would not be deductible by it in computing its taxable income. ESH REIT may also be subject to additional state and local taxes if it fails to qualify as a REIT. Any such corporate tax liability could be substantial and would reduce the amount of cash available for investment, debt service and distribution to holders of its stock, which in turn could have a material adverse effect on the value and market price of our Paired Shares. To the extent that distributions to shareholders by ESH REIT have been made on the belief that ESH REIT qualified as a REIT, ESH REIT might be required to borrow funds or to liquidate certain of its investments to pay the applicable tax. If, for any reason, ESH REIT failed to qualify as a REIT and it was not entitled to relief under certain Code provisions, it would be subject to a material tax liability and unable to elect REIT status for the four taxable years following the year during which it ceased to so qualify, which would materially adversely affect our business, cash flows, operating strategies and the market value of our Paired Shares.
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
However, events beyond our knowledge or control could result in a shareholder, including an investor in the Sponsors or the Sponsors’ funds, owning or being deemed to own 10% or more of the paired common stock. The ownership attribution rules that apply for purposes of the 10% threshold are complex and may cause the outstanding shares owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, for instance, the acquisition of less than 10% of the outstanding paired common stock (or the acquisition of an interest in an entity which owns paired common stock) by an individual or entity could cause that individual or entity to be treated as owning in excess of 10% of ESH REIT. In addition, a person may be treated as owning 10% or more of the value of stock of ESH REIT by virtue of owning an interest in an entity other than a Sponsor-managed fund that owns an interest in ESH REIT. Although ESH REIT intends to make timely annual demands of certain shareholders of record to disclose the beneficial owners of Paired Shares issued in their name, as required by the Treasury Regulations, monitoring actual or constructive ownership of the Paired Shares, including by investors in the Sponsors, on a continuous basis is not feasible. The charters of the Corporation and ESH REIT contain restrictions on the amount of shares of stock of either entity so that no person can own, actually or constructively (by virtue of certain attribution provisions of the Code), more than 9.8% of the outstanding shares of any class or series of stock of either ESH REIT or the Corporation. The Class A common stock of ESH REIT and the 125 shares of preferred stock of ESH REIT are not subject to the 9.8% ownership limitation under the charter of ESH REIT. However, given the breadth of the Code’s constructive ownership rules and the fact that it is not feasible for ESH REIT and the Corporation to continuously monitor actual and constructive ownership of paired common stock, there can be no assurance that such restrictions will be effective in preventing any person from actually or constructively acquiring 9.8% or more of the outstanding shares of any class or series of stock of the Corporation or ESH REIT. If the Corporation were treated as a “related party tenant” of ESH REIT, ESH REIT would not be able to satisfy either of the two gross income tests applicable to REITs and would fail to qualify for REIT status. If ESH REIT failed to qualify as a REIT and it was not entitled to relief under certain Code provisions, it would be subject to a material tax liability and unable to elect REIT status for the four taxable years following the year during which it ceased to so qualify. In addition, it is unlikely ESH REIT would avail itself of certain relief provisions under the Code customarily available to a REIT that has failed to satisfy a REIT requirement but wants to retain its REIT status. If a REIT fails to satisfy either of the two gross income requirements, such relief provisions require payment of a punitive tax in an amount equal to 100% of the estimated profits of the REIT attributable to the amount of gross income by which the REIT failed the gross income tests. Since substantially all of ESH REIT’s gross income is generated by rent paid pursuant to the operating leases with the Corporation, substantially all of ESH REIT’s total profits could become subject to such 100% tax under such relief provisions of the Code if this rent failed to qualify under the two gross income tests. In that event, ESH REIT would not likely pursue any of the relief provisions available to REITs under certain provisions of the Code.
Our structure has been infrequently utilized by public companies and the IRS could challenge ESH REIT’s qualification as a REIT.
Our structure has been infrequently utilized by public companies and there is little guidance on the tax treatment of a paired share arrangement. Section 269B of the Code provides that the determination of whether an entity qualifies as a REIT must be made on a combined basis if the entity is “stapled” to another entity. ESH REIT and the Corporation will be considered “stapled entities” if more than 50% of the value of the beneficial ownership of shares of ESH REIT is paired with the shares of the Corporation. We believe that the value of the Class B common stock does not represent more than 50% of the value of all of the shares of stock of ESH REIT and, accordingly, that ESH REIT and the Corporation are not “stapled entities” for purposes of Section 269B of the Code. There are, in addition, other challenges to the REIT status of ESH REIT that the IRS could make based on the Paired Share structure, which, if successful, would result in the loss of ESH REIT’s REIT status. If ESH REIT failed to qualify as a REIT under any of these theories and it was not entitled to relief under certain Code provisions, it would be subject to a material tax liability and unable to elect REIT status for the four taxable years following the year during which it ceased to so qualify. We did not seek an advance ruling from the IRS regarding ESH REIT’s qualification as a REIT.
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
To qualify as a REIT, ESH REIT is required to satisfy two gross income tests, pursuant to which specified percentages of its gross income must be passive income, such as rent. For the rent paid pursuant to the operating leases with the Corporation, which generates all of ESH REIT’s gross income, to constitute qualifying rental income for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement. ESH REIT has structured the leases, and intends to structure any future leases, so that the leases will be respected as true leases for U.S. federal income tax purposes, but there can be no assurance that the IRS will not challenge this treatment or that a court would not sustain such a challenge. If the leases were not respected as true leases for U.S. federal income tax purposes, ESH REIT would not be able to satisfy either of the two gross income tests applicable to REITs and would fail to qualify for REIT status. If ESH REIT failed to qualify as a REIT and it was not entitled to relief under certain Code provisions, it would be subject to a material tax liability and unable to elect REIT status for the four taxable years following the year during which it ceased to so qualify.
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
Even if ESH REIT continues to qualify for taxation as a REIT, it may be subject to certain U.S. federal, state and local taxes on its income and assets including, but not limited to, taxes on any undistributed income and property and transfer taxes. In order to maintain its status as a REIT, each year ESH REIT must distribute to holders of its common stock at least 90% of its REIT taxable income, determined before the deductions for distributions paid and excluding any net capital gain. To the extent that ESH REIT satisfies this distribution requirement, but distributes less than 100% of its taxable income and net capital gain, it will be subject to U.S. federal corporate income tax on its undistributed REIT taxable income and net capital gain. In addition, ESH REIT will be subject to a 4% nondeductible excise tax if the actual amount that it pays out to holders of its common stock in a calendar year is less than a minimum amount specified under the Code. ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. Accordingly, ESH REIT expects to distribute approximately 100% of its taxable income for the foreseeable future. ESH REIT is subject to U.S. federal corporate income tax on its undistributed REIT taxable income and net capital gain and may be subject to U.S. federal excise tax. Any of these taxes would decrease cash available for distributions to holders of its common stock, and lower cash distributions could adversely affect the market price of our Paired Shares.
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
Although it has no current intention to do so, ESH REIT may in the future distribute taxable stock dividends to its shareholders in the form of additional shares of its stock. ESH REIT might distribute additional shares of its Class A common stock, shares of its Class B common stock and/or shares of its preferred stock to the Corporation and/or shares of its Class B common stock to the holders of its Class B common stock. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of ESH REIT’s current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, shareholders may be required to pay income taxes with respect to such dividends in excess of the cash distributions received. If a U.S. shareholder sells ESH REIT common or preferred shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our Paired Shares at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, ESH REIT may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in its common stock.
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
A non-U.S. person disposing of a U.S. real property interest (“USRPI”), including shares of a U.S. corporation whose assets consist principally of USRPIs, is generally subject to tax under the Foreign Investment in Real Property Tax Act (“FIRPTA”), on the gain recognized on the disposition, in which case they would also be required to file U.S. tax returns with respect to such gain. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled REIT.” We intend to take the position that ESH REIT is a domestically controlled REIT under the Code. There can be no assurance that the IRS will not challenge this treatment or that a court would not sustain such a challenge. A publicly traded REIT is permitted to treat all owners of 5% or less of its stock as U.S. persons unless it has actual knowledge to the contrary. If ESH REIT were to fail to qualify as a “domestically controlled REIT,” gains realized by a non-U.S. holder on a sale of Class B common stock would be subject to tax under FIRPTA unless the Class B common stock was regularly traded on an established securities market (such as the NYSE) and the non-U.S. holder (other than a qualified foreign pension fund, as defined in Section 897(1)(2) of the Code (a “Qualified Foreign Pension Fund”), or any entity all of the interests of which are held by a Qualified Foreign Pension Fund) did not at any time during a specified testing period directly or indirectly own more than 10% of the value of the outstanding Class B common stock. While there is no authority addressing whether a component of a paired interest will be considered to be regularly traded on an established securities market by virtue of the paired interest being considered to be regularly traded on an established securities market, we intend to take the position that the Class B common stock of ESH REIT is traded on an established securities market.
Non-U.S. holders of Class B common stock of ESH REIT may be subject to tax under FIRPTA on distributions.
Non-U.S. holders of Class B common stock may incur tax on distributions that are attributable to gain from a sale or exchange of a USRPI by ESH REIT under FIRPTA. A USRPI includes certain interests in real property and stock in corporations at least 50% of whose assets consist of USRPIs. Under FIRPTA, a non-U.S. shareholder is taxed on distributions attributable to gain from sales of USRPIs as if such gain were effectively connected with a U.S. trade or business of the non-

U.S. shareholder, in which case they would also be required to file U.S. tax returns with respect to such gains. A non-U.S. shareholder thus would be taxed on such a distribution at the normal capital gains rates applicable to U.S. shareholders, subject to applicable alternative minimum tax and a special alternative minimum tax in the case of a nonresident alien individual. A non-U.S. corporate shareholder not entitled to treaty relief or exemption also may be subject to the 30% branch profits tax on such a distribution.
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
The Corporation is a United States real property holding corporation under the Code. As a result, under FIRPTA, certain non-U.S. holders of Corporation common stock may be subject to U.S. federal income tax on gain from the disposition of such stock, in which case they would also be required to file U.S. tax returns with respect to such gain. Whether these FIRPTA provisions apply depends on the amount of Corporation common stock that such non-U.S. holder holds and whether, at the time they dispose of their shares, Corporation common stock is regularly traded on an established securities market (such as the NYSE) within the meaning of the applicable Treasury Regulations. While there is no authority addressing whether a component of a paired interest will be considered to be traded on an established securities market by virtue of the paired interest being considered to be traded on an established securities market, we intend to take the position that the common stock of the Corporation is traded on an established securities market. So long as the Corporation common stock is regularly traded as noted above, only a non-U.S. holder who has held, actually or constructively, more than 5% of the Corporation’s common stock at any time during the applicable testing period may be subject to U.S. federal income tax on the disposition of such common stock under FIRPTA. In addition, a separate valuation of the Class B common stock of ESH REIT and common stock of the Corporation may not be available. As a result, the portion of any gain on the disposition of a Paired Share that is attributable to shares of common stock of the Corporation, and subject to FIRPTA, may be difficult to determine. Qualified Foreign Pension

Funds are not subject to tax (including withholding tax) under FIRPTA with respect to gain from the disposition of stock in a real property holding corporation.
If ESH REIT was to lose its REIT status, it could materially adversely affect the Corporation, and therefore materially adversely affect the Company.
The Corporation receives, and is expected to continue to receive, a substantial portion of its income in the form of distributions from ESH REIT. If ESH REIT was not treated as a REIT, it would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates, and distributions to holders of its stock, including the Corporation, would not be deductible by it in computing its taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to holders of its stock, including the Corporation, and would likely reduce the value of the ESH REIT Class A common stock held by the Corporation, which in turn could have a material adverse effect on the value of the Corporation’s common stock and our Paired Shares. See “—Risks Related to ESH REIT and its Status as a REIT.”
Risks Related to our Paired Shares
If our stock price fluctuates, you could lose a significant part of your investment.
The market price of our Paired Shares may be influenced by many factors including:

•	announcements of new hotels, services or strategies or significant price reductions by us or our competitors;

•	changes in tax law or interpretations thereof;

•	the failure of securities analysts to cover our Paired Shares or changes in analysts’ financial estimates;

•	variations in quarterly results of operations compared to market expectations;

•	default on our indebtedness or foreclosure of our hotel properties;

•	economic, legal and regulatory factors unrelated to our performance;

•	increased competition;

•	future sales of our Paired Shares or the perception that such sales may occur;

•	investor perceptions of us and the lodging industry;

•	events beyond our control, such as war, terrorist attacks, travel-related health concerns, transportation and fuel prices, travel-related accidents, natural disasters and severe weather; and

•	the other factors listed in this “Risk Factors” section.
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
The Sponsors collectively beneficially own approximately 43.6% of our Paired Shares as of December 31, 2016, with no individual entity owning, actually or constructively, more than 9.8% as provided in the respective charters of the Corporation and ESH REIT. By virtue of the Corporation’s ownership of the Class A common stock of ESH REIT, which represents approximately 56% of the outstanding common stock of ESH REIT, ESH REIT is a “controlled company” within the meaning of the NYSE rules, regardless of the Sponsors’ levels of ownership. Although the Corporation no longer qualifies as a “controlled company,” three directors of the Corporation and three directors of ESH REIT were designated by the Sponsors pursuant to the shareholders agreement between the Corporation, ESH REIT and the Sponsors. Further, the Sponsors are entitled to designate individuals to the Boards of Directors of the Corporation and ESH REIT and to consent rights on specified matters pursuant to the shareholders agreement for so long as the Sponsors retain specified levels of ownership. As a result, for so long as the Sponsors continue to own specified percentages of our common stock, the Sponsors will be able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring shareholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets and other significant business or corporate transactions. The Sponsors may have interests that are different from yours and may vote in a way with which you disagree and which may be adverse to your interests. In addition, this concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our Paired Shares to decline or prevent our shareholders from realizing a premium over the market price for their Paired Shares.
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

The Corporation is no longer a “controlled company” within the meaning of the NYSE rules, however, the Corporation is permitted to rely on exemptions from certain corporate governance requirements during a one-year transition period and ESH REIT intends to continue to rely on exemptions from these requirements.

Until December 2016, the Sponsors owned a majority of the outstanding Paired Shares. As a result, the Corporation was a “controlled company” within the meaning of the NYSE rules. By virtue of the Corporation’s ownership of the Class A common stock of ESH REIT, which represents approximately 56% of the outstanding common stock of ESH REIT, ESH REIT is a “controlled company” within the meaning of the NYSE rules, regardless of the Sponsors’ levels of ownership.

Because of NYSE transition rules for companies that cease to be controlled companies, the Corporation is not required to have a compensation committee and nominating and corporate governance committee that consist entirely of independent directors until December 2017 and is not required to have a Board of Directors that consists of a majority of independent directors until December 2017. The Corporation intends to continue to use the NYSE’s transition period for companies that are no longer controlled companies.

In addition, ESH REIT, as a controlled company, intends to continue to rely on the following exemptions from the corporate governance requirements of the NYSE:

•	the requirement that a majority of the Board of Directors of ESH REIT consists of independent directors;

•	the requirement that ESH REIT has a compensation committee that is composed entirely of independent directors; and

•	the requirement that ESH REIT has a nominating and corporate governance committee that is composed entirely of independent directors.

Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.
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
The charters of the Corporation and ESH REIT authorize us to issue 3,500,000,000 Paired Shares, of which 194,809,476 Paired Shares are outstanding as of February 24, 2017. The Sponsors currently own 85,110,388 Paired Shares collectively, all of which have been registered pursuant to the automatic shelf registration statement that we filed in June 2015, and have additional rights with respect to these Paired Shares. These Paired Shares also may be sold pursuant to Rule 144 under the Securities Act, depending on their holding period and subject to restrictions in the case of shares held by persons deemed to be our affiliates. The market price of our Paired Shares could decline if the Sponsors sell their Paired Shares or are perceived by the market as intending to sell them.
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
We have also filed a registration statement on Form S-8 covering 8,000,000 Paired Shares issuable under our employee benefit plans. Paired Shares registered under such registration statement will be available for sale in the open market.
Under our equity incentive plans, the granting entity will need to compensate the non-granting entity for the issuance of its component share of our Paired Shares.
The Amended and Restated Extended Stay America, Inc. Long-Term Incentive Plan and the Amended and Restated ESH Hospitality, Inc. Long-Term Incentive Plan (each an “LTIP”) contemplate grants of Paired Shares to employees, officers and directors of the Corporation and ESH REIT (each a “Granting Entity”), as applicable. Each Granting Entity makes awards to eligible participants under its respective LTIP in respect of Paired Shares, subject to the non-Granting Entity’s approval of the terms of each award made under the Granting Entity’s LTIP, and the non-Granting Entity’s agreement to issue its component of the Paired Share (i.e., with respect to the Corporation, a share of common stock, and with respect to ESH REIT, a share of Class B common stock) to the grantee at the time of delivery of its component of the Paired Share.
The Granting Entity will compensate the non-Granting Entity generally in cash for its issuance of its component of the Paired Share for the fair market value at the time of issuance. In some cases, the applicable Granting Entity may have to pay more for a share of the non-Granting Entity than it would have otherwise paid at the time of grant as the result of an increase in the value of a Paired Share between the time of grant and the time of exercise or settlement. In addition, the Corporation may need to acquire additional shares of Class A common stock of ESH REIT at the time of issuance of the shares of Class B common stock of ESH REIT in order to maintain its majority ownership interest in ESH REIT.
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
We provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in this combined annual report on Form 10-K and in our other public filings and statements. Our actual results may not meet or exceed any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts or if we reduce our guidance for future periods, as we have in the past, the market price of our Paired Shares may decline.
If securities analysts do not publish research or reports about the Company, or if they issue unfavorable commentary about us, or our industry, or downgrade our Paired Shares, the price of our Paired Shares could decline.
The trading market for our Paired Shares depends in part on the research and reports that third-party securities analysts publish about the Company and the lodging industry. One or more analysts could downgrade, and in the past have downgraded, our Paired Shares or issue other negative commentary about the Company or our industry. In addition, we may be unable or slow to maintain and attract additional research coverage. Alternatively, if one or more of these analysts cease coverage of the Company, we could lose visibility in the market. As a result of one or more of these factors, the trading price of our Paired Shares could decline.
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

The Corporation and ESH REIT are Delaware corporations, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing shareholders. In addition, provisions of the Corporation’s and ESH REIT’s charters and bylaws may make it more difficult for, or prevent a third party from, acquiring control of us without the approval of our Boards of Directors. These provisions include, among others:

•	the ability of our Boards of Directors to designate one or more series of preferred stock and issue shares of preferred stock without shareholder approval;

•	actions by shareholders may not be taken by written consent and shareholders may not call special meetings;

•	the sole power of a majority of the Boards of Directors to fix the number of directors;

•	advance notice requirements for nominating directors or introducing other business to be conducted at shareholder meetings; and

•	the affirmative supermajority vote of our shareholders to amend anti-takeover provisions in our charters and bylaws.
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
At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation, or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. ESH REIT, the Corporation and holders of Class B common stock could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation, which could effectively eliminate our structure, and in turn, adversely affect the market price of our Paired Shares. In particular, the tax reform proposals being proposed by the new presidential administration and being considered in the U.S. Congress create uncertainty with respect to the future tax treatment of the Company and its investors. For example, certain of the proposals may result in changes to the tax treatment of REITs and/or corporate entities. Other proposals could limit or eliminate the deduction for interest expense. It is unclear whether, when, how and to what extent any of these, or other, proposals will be adopted. See “–Risks Related to Our Business - The new presidential administration may make substantial changes to regulatory, fiscal and tax policies that may adversely affect our business.”
There is a possibility that there will be amendments to or elimination of the pairing arrangement.
Each share of common stock of the Corporation is attached to and trades together with the Class B common stock of ESH REIT. Under the Corporation’s and ESH REIT’s charters, each of the respective Board of Directors may modify or eliminate this pairing arrangement without the consent of its respective shareholders at any time if that Board of Directors no longer deems it in the best interests of the Corporation or ESH REIT, as the case may be, for their shares to continue to be attached and trade together. With respect to such determination, the respective board must fulfill at all times its respective fiduciary duties and, therefore, it is not possible to predict at this time the circumstances under which the respective board would terminate the pairing arrangement. In addition, holders of Paired Shares have the option, by the vote of a majority of Paired Shares then outstanding, to eliminate the pairing arrangement in accordance with the respective charters of the Corporation and ESH REIT. The pairing arrangement will be automatically terminated upon bankruptcy of either of the Corporation or ESH REIT.
The Corporation and ESH REIT each have the right, at their option and without the consent of the holders of Paired Shares, to acquire shares of Class B common stock of ESH REIT from the holders of such shares in exchange for cash, securities of the Corporation or ESH REIT, as the case may be, and/or any other property with a fair market value, as determined by a valuation firm or investment bank, at least equal to the fair market value of the Class B common stock of ESH REIT being exchanged. The Corporation and ESH REIT each have the right, at their option and without the consent of the holders of Paired Shares, to acquire shares of the Corporation’s common stock from the holders of such shares in exchange for cash, securities of the Corporation or ESH REIT, as the case may be, and/or any other property with a fair market value, as determined by a valuation firm or investment bank, at least equal to the fair market value of the Corporation’s common stock being exchanged. Holders of Paired Shares could be subject to U.S. federal income tax on the exchange of shares of Class B common stock of ESH REIT or shares of common stock of the Corporation and may not receive cash to pay the tax from the Corporation or ESH REIT.
After any such acquisition, shares of the Corporation’s common stock may be paired with shares of Class B common stock of ESH REIT in a different proportion, but such shares will continue to be attached and trade together. Further, the Corporation’s charter and ESH REIT’s charter allow the respective Boards of Directors of the Corporation and ESH REIT to, in their sole discretion, issue unpaired shares of their capital stock. Trading in unpaired shares of the Corporation or ESH REIT may reduce the liquidity or value of Paired Shares. The Class A common stock of ESH REIT owned by the Corporation is also freely transferable and if transferred, the transferee will hold unpaired shares of common stock of ESH REIT.
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
As a public company, we are subject to the reporting requirements of the Exchange Act and the corporate governance standards of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the NYSE. These requirements place a strain on our management, systems and resources. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition within specified time periods and to prepare proxy statements with respect to the annual meetings of shareholders of the Corporation and ESH REIT. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. The NYSE requires that we comply with various corporate governance requirements. See "–Risks Related to Our Paired Shares -The Corporation is no longer a “controlled company” within the meaning of the NYSE rules, however, the Corporation is permitted to rely on exemptions from certain corporate governance requirements during a one-year transition period and ESH REIT intends to continue to rely on exemptions from these requirements." To comply with the Exchange Act, Sarbanes-Oxley Act and NYSE requirements, significant resources and management oversight are required. This requires significant management attention and significant costs associated with compliance, which could have a material adverse effect on us and the price of Paired Shares. Advocacy efforts by shareholders and third parties may also prompt additional changes in governance and reporting requirements. We cannot predict or estimate the amount of additional costs we may incur or the timing of these costs.
We are exposed to risks relating to evaluations of our internal controls required by Section 404 of the Sarbanes-Oxley Act.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. We are required to provide reliable financial statements and reports to our shareholders. To monitor the accuracy and reliability of our financial reporting, we have established an internal audit function that oversees our internal controls. In addition, we have developed policies and procedures with respect to company-wide business processes and cycles in order to implement effective internal control over financial reporting. We have established controls and procedures designed to ensure that all revenues and expenses are properly recorded and reported as required. While we have undertaken substantial work to comply with Section 404 of the Sarbanes-Oxley Act, we cannot be certain that we will be successful in maintaining effective internal control over our financial reporting and may determine in the future that our existing internal controls need improvement. If we fail to comply with proper overall controls, we could be materially harmed or fail to meet our reporting obligations. In addition, the existence of a material weakness in our internal controls could result in errors in our financial statements that could require a restatement, cause us to fail to meet our reporting obligations, result in or cause us to incur remediation costs, attract regulatory scrutiny or lawsuits and cause investors to lose confidence in our reported financial information, leading to a substantial decline in the market price of Paired Shares.
Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
As of December 31, 2016, we owned and operated 629 hotels. The average age of our hotel properties at December 31, 2016 was 17.8 years. We are under long-term ground leases at four of our hotel properties with initial terms terminating at various dates between 2021 and 2096 with three of the four leases including multiple renewal options for generally five or 10 year periods. Other than the four ground leases described above, all remaining hotel properties and grounds are fully owned. The following table provides certain information regarding those hotels.

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
We lease our corporate headquarters in Charlotte, North Carolina. The initial lease term expires in August 2021 with two additional five-year renewal terms. Our offices are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional office space, as needed, on terms acceptable to us.

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
Market Information
Our Paired Shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “STAY.” Below is a quarterly summary of the high and low prices of, and cash distributions declared on, our Paired Shares from January 1, 2015 through December 31, 2016:

	Price per Paired Share		Corporation Cash Distributions Declared	ESH REIT Cash Distributions Declared
2016	High	Low
Fourth Quarter	$16.93	$13.26	$0.16	$0.03
Third Quarter	15.74	13.80	0.09	0.10
Second Quarter	16.34	13.53	0.04	0.15
First Quarter	16.30	10.95	0.02	0.15
2015
Fourth Quarter(1)	$19.63	$15.75	$0.08	$0.34
Third Quarter	19.34	16.18	0.02	0.15
Second Quarter	21.00	18.77	0.02	0.15
First Quarter	21.30	18.67	0.00	0.15
_________________________

(1)
In the fourth quarter of 2015, in addition to our regular quarterly cash distribution, the Boards of Directors of ESH REIT and the Corporation declared special cash distributions of $0.19 per share, payable to Class A and Class B common shareholders, and of $0.06 per share, payable to common shareholders, respectively.

All issued and outstanding shares of Class A common stock of ESH REIT is held by the Corporation and has never been publicly traded.
Holders of Record
As of February 24, 2017, there were 39 holders of record of our Paired Shares and the Corporation was the only holder of ESH REIT’s Class A common stock. Because many of our Paired Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial owners represented by these record holders.
Distribution Policies
In 2017, we intend to maintain or increase our current distribution rate of $0.19 per Paired Share per quarter unless our consolidated results of operations, net income, Adjusted EBITDA, liquidity, cash flows, financial condition or prospects, economic conditions or other factors differ materially from our current assumptions. We intend to make a significant portion of our expected distributions in respect of the Class B common stock of ESH REIT. In the event distributions in respect of the Class B common stock of ESH REIT are not sufficient to meet our expected Paired Share distributions and/or additional tax efficiency opportunities exist, the expected Paired Share distributions may be completed through distributions in respect of the common stock of the Corporation using funds distributed to the Corporation in respect of the Class A common stock of ESH REIT, after allowance for tax, if any, on those funds. For the year ended December 31, 2016, the Corporations' distributions were classified as 100% qualified dividends and ESH REIT’s distributions per Class A and Class B common shares were classified as 100% ordinary income.
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
Corporation Distribution Policy
The payment of Corporation distributions is at the discretion of the Corporation’s Board of Directors. Any such distributions will be made subject to the Corporation’s compliance with applicable law and will depend on, among other things, the Corporation's results of operations, net income, liquidity, cash flows, financial condition or prospects, economic conditions, the ability to effectively execute certain tax planning strategies, compliance with applicable law, the receipt by the Corporation of distributions from ESH REIT in respect of the Class A common stock, level of indebtedness, capital requirements, contractual restrictions, restrictions in any existing and future debt agreements of the Corporation and ESH REIT and other factors. The Corporation’s ability to pay distributions depends on its receipt of cash distributions from ESH REIT in respect of the Class A common stock, which may further restrict its ability to pay distributions. In particular, ESH REIT’s ability to pay distributions is restricted by the terms of its indebtedness. See Note 7 to the consolidated financial statements of Extended Stay America, Inc. and Note 6 to the consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 8 in this combined annual report on Form 10-K, for a description of restrictions on the Corporation’s and ESH REIT’s ability to pay distributions under its existing debt agreements and/or obligations.
On February 28, 2017, the Board of Directors of the Corporation declared a cash distribution of $0.04 per common share for the fourth quarter of 2016. The distribution is payable on March 28, 2017 to shareholders of record as of March 14, 2017.
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
Holders of ESH REIT Class A and Class B common stock are entitled to any common stock distributions that ESH REIT’s Board of Directors may declare. Approximately 56% of ESH REIT’s distributions are paid to the Corporation on account of its ownership of the Class A common stock. Each share of Class A and Class B common stock is entitled to the same amount of distributions per share, subject to one exception. ESH REIT may declare and pay taxable stock dividends in respect of the Class A common stock that differ from dividends paid in respect of the Class B common stock in order to maintain its REIT status.
ESH REIT’s ability to pay distributions is restricted by the terms of its indebtedness. In cases in which the terms of any of ESH REIT’s existing or future indebtedness prohibits the payment of cash dividends, ESH REIT may declare and pay taxable stock dividends in order to maintain its REIT status. See Note 6 to the consolidated financial statements of ESH Hospitality,

Inc., which are included in Item 8 in this combined annual report on Form 10-K, for a description of the restrictions on ESH REIT’s ability to pay distributions under its existing debt agreements and/or obligations. In cases where ESH REIT distributes additional shares of its Class B common stock to the holders of its Class B common stock, the Corporation may correspondingly distribute a number of additional shares of its common stock, which together with the shares of Class B common stock distributed by ESH REIT will form Paired Shares.
On February 28, 2017, the Board of Directors of ESH REIT declared a cash distribution of $0.15 per Class A and Class B common share for the fourth quarter of 2016. This distribution is payable on March 28, 2017 to shareholders of record as of March 14, 2017.
Stock Performance Graph
The following graph compares the total shareholder return on our Paired Shares to the cumulative total returns of the Standard and Poor’s 500 Stock Index (“S&P 500”) and the Standard and Poor’s 500 Hotels, Resorts & Cruise Lines Index (“S&P Hotel Index”) for the period from November 13, 2013, the date on which our Paired Shares commenced trading on the NYSE, through December 31, 2016. The graph assumes an initial investment of $100 on November 13, 2013 in our Paired Shares and in each of the indices and also assumes the reinvestment of dividends where applicable. The results shown in the graph below are not necessarily indicative of future performance.

STAY Total Return vs. Indices Since IPO
STAY
S&P 500
S&P Hotel Index
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
$80.00
$70.00
$60.00
$50.00
11/13/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016

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
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth all purchases made by or on behalf of the Corporation and ESH REIT or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of Paired Shares during the fourth quarter of the year ended December 31, 2016.

Period	Total number of Paired Shares purchased(1)		Average price paid per Paired Share(2)	Total number of Paired Shares purchased as part of publicly announced program(1) (3)		Maximum dollar value that may yet be purchased under the program(3)
October 1- October 31, 2016	1,950,000		$14.16	1,950,000		$102,783,698
November 1- November 30, 2016	2,102,312		$14.52	2,102,312		$72,258,128
December 1- December 31, 2016	740,655		$16.41	740,655		$60,103,979
Total	4,792,967	(4)	$14.67	4,792,967	(4)	$60,103,979
________________________

(1)	Represents an equal number of Corporation common shares and ESH REIT Class B common shares, which were paired together on a one-for-one basis to form Paired Shares.

(2)
In the aggregate, the Corporation and ESH REIT paid approximately $43.6 million and $26.7 million, respectively, for their respective portion of the Paired Shares that were repurchased and retired during the quarter ended December 31, 2016.

(3)
In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program for up to $100 million of Paired Shares. In February 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $100 million to up to $200 million of Paired Shares. In December 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $200 million to up to $300 million of Paired Shares and extended the maturity date of the program through December 31, 2017, each effective January 1, 2017. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans).

(4)
In the fourth quarter of 2016, the Corporation and ESH REIT repurchased and retired their respective portion of approximately 3.85 million Paired Shares from the Sponsors for an average price per Paired Share of $14.72. These Paired Shares were purchased in connection with secondary offerings consummated in the fourth quarter of 2016 and pursuant to, and counted toward, the combined Paired Share repurchase program.

Subsequent to December 31, 2016, the Corporation and ESH REIT repurchased and retired their respective portion of approximately 0.6 million Paired Shares for approximately $6.0 million and $3.7 million, respectively. Approximately $150.4 million is remaining under the Paired Share repurchase program as of February 27, 2017.

Item 6. Selected Financial Data
Selected Historical Financial and Other Data—The Company
The selected historical consolidated financial data of the Company for the years ended December 31, 2016, 2015 and 2014 and as of December 31, 2016 and 2015 have been derived from the audited consolidated financial statements of the Company, which are included in Item 8 in this combined annual report on Form 10-K. The selected historical consolidated and combined financial data of the Company for the years ended December 31, 2013 and 2012 and as of December 31, 2014, 2013 and 2012 have been derived from the audited consolidated and combined financial statements of the Company not included elsewhere in this combined annual report on Form 10-K. The following information should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical audited consolidated financial statements of Extended Stay America, Inc. and related notes and other financial information included herein.
On December 8, 2015, the Company sold 53 hotels pursuant to the Portfolio Sale. See Note 4 to the consolidated financial statements of Extended Stay America, Inc., which are included in Item 8 in this combined annual report on Form 10-K. The selected historical consolidated and combined financial and other data of the Company for the years ended December 31, 2015, 2014, 2013 and 2012 below and appearing elsewhere in this combined annual report on Form 10-K includes the results of operations and key operating metrics related to these 53 hotel properties prior to the completion of the sale, unless otherwise indicated. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for certain results of operations, key operating metrics and non-GAAP measures presented on a Comparable Hotel basis.

In November 2013, the Corporation and ESH REIT completed an initial public offering and restructured and reorganized our then-existing business and legal entities. For the period from January 1, 2013 through the initial public offering and the year ended December 31, 2012, the consolidated and combined financial statements of the Company include the financial position and results of operations of the Company’s predecessor, which included ESH REIT’s predecessor, ESH Strategies and a consolidated variable interest entity, HVM LLC (“HVM”), our former management entity. Third party equity interests in HVM, which represented all of HVM’s equity, were not owned by the Company’s predecessor and therefore were presented as noncontrolling interests.

	The Company
(Dollars in thousands, except ADR, RevPAR and per Share and per Paired Share data)	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Statement of operations data:
Total revenues	$1,270,593	$1,284,753	$1,213,475	$1,132,818	$1,011,462
Hotel operating expenses	580,772	604,087	592,101	540,551	493,635
Total operating expenses	909,954	915,620	865,989	821,827	727,574
Income from operations	360,664	500,072	348,738	312,125	284,272
Net income	163,352	283,022	150,554	82,656	22,281
Net (income) loss attributable to noncontrolling interests	(93,420)	(169,982)	(110,958)	3,575	(1,549)
Net income attributable to Extended Stay America, Inc. common shareholders or members	69,932	113,040	39,596	86,231	20,732
Net income per Extended Stay America, Inc. common share - basic	$0.35	$0.55	$0.19	$0.49	$0.12
Net income per Extended Stay America, Inc. common share - diluted	$0.35	$0.55	$0.19	$0.49	$0.12
Cash distributions paid per Extended Stay America, Inc. common share	$0.37	$0.06	$—	$—	$—
Distributions declared per Extended Stay America, Inc. common share	$0.31	$0.12	$—	$—	$—
Other financial data:
Cash flows provided by (used in):
Operating activities	$418,405	$428,889	$370,485	$311,313	$201,110
Investing activities	(159,464)	66,289	(182,243)	(165,259)	(223,842)
Financing activities	(547,946)	(243,180)	(127,160)	(188,977)	27,594
Capital expenditures	225,323	204,717	173,239	172,540	271,464
Hotel Operating Profit(a)	700,561	689,965	626,978	594,082	508,449
Hotel Operating Margin(a)	55.1%	53.7%	51.7%	52.5%	50.8%
EBITDA(b)	583,549	701,237	532,182	480,178	414,210
Adjusted EBITDA(b)	615,658	603,081	556,660	518,610	434,908
FFO(c)	$339,386	$336,531	$292,039	$239,417	$125,008
Adjusted FFO(c)	359,333	338,923	299,224	263,192	167,640
Adjusted FFO per Paired Share—diluted (c)	$1.79	$1.66	$1.46	$1.49	$0.98
Paired Share Income(d)	163,336	283,006	150,538	81,926	20,732
Adjusted Paired Share Income(d)	199,007	194,699	169,711	121,829	71,030
Adjusted Paired Share Income per Paired Share—diluted(d)	$0.99	$0.95	$0.83	$0.69	$0.41
Operating data:
Rooms (at period end)	69,383	69,383	76,000	76,219	75,928
Occupancy	74.1%	73.7%	74.3%	74.2%	73.3%
ADR	$66.43	$62.22	$57.93	$54.15	$49.77
RevPAR	$49.23	$45.89	$43.02	$40.18	$36.46

	The Company
(In thousands)	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Balance sheet data:
Total assets	$4,180,304	$4,528,900	$4,449,142	$4,407,795	$4,427,188
Total debt, net of unamortized deferred financing costs and debt discount(e)	2,585,274	2,762,388	2,859,391	2,862,951	3,541,162
Mandatorily redeemable preferred stock	21,202	21,202	21,202	21,202	—
Noncontrolling interest	582,407	608,684	599,799	596,632	3,157
(a) Hotel Operating Profit and Hotel Operating Margin. Hotel Operating Profit and Hotel Operating Margin are important measures of aggregate hotel-level profitability used by management to evaluate hotel operating efficiency and effectiveness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—Hotel Operating Profit and Hotel Operating Margin” for a definition and discussion of Hotel Operating Profit and Hotel Operating Margin.

The following table provides a reconciliation of room revenues, other hotel revenues and hotel operating expenses (excluding loss on disposal of assets) to Hotel Operating Profit and Hotel Operating Margin for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 (in thousands):

	The Company
	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Room revenues	$1,250,865	$1,265,653	$1,195,816	$1,113,956	$984,273
Other hotel revenues	19,728	19,100	17,659	17,787	16,898
Total hotel revenues	1,270,593	1,284,753	1,213,475	1,131,743	1,001,171
Hotel operating expenses(1)	570,032	594,788	586,497	537,661	492,722
Hotel Operating Profit	$700,561	$689,965	$626,978	$594,082	$508,449
Hotel Operating Margin	55.1%	53.7%	51.7%	52.5%	50.8%
______________________

(1)	Excludes loss on disposal of assets of approximately $10.7 million, $9.3 million, $5.6 million, $2.9 million and $0.9 million, respectively.
(b) EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are key metrics used by management to assess our operating performance and facilitate comparisons between us and other lodging companies, hotel owners and capital-intensive companies. EBITDA and Adjusted EBITDA as presented may not be comparable to similar measures calculated by other companies. This information should not be considered as an alternative to net income of the Company, net income of the Corporation, net income of ESH REIT, cash flow from operations or any other measure of the Company, the Corporation or ESH REIT calculated in accordance with U.S. GAAP. Additionally, EBITDA and Adjusted EBITDA should not solely be considered as measures of our profitability or indicative of funds available to fund our cash needs, including our ability to pay distributions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—EBITDA and Adjusted EBITDA” for a definition and discussion of EBITDA and Adjusted EBITDA.
The following table provides a reconciliation of net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 (in thousands):

	The Company
	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
Net income	$163,352		$283,022		$150,554		$82,656		$22,281
Interest expense, net	164,537		137,782		149,364		234,459		257,349
Income tax expense (benefit)	34,351		76,536		45,057		(4,990)		4,642
Depreciation and amortization	221,309		203,897		187,207		168,053		129,938
EBITDA	583,549		701,237		532,182		480,178		414,210
Non-cash equity-based compensation	12,000		10,500		8,803		20,168		4,409
Other non-operating (income) expense	(1,576)		2,732		3,763		—		—
Impairment of long-lived assets	9,828		9,011		2,300		3,330		1,420
Gain on sale of hotel properties	—		(130,894)		(864)		—		—
Restructuring expenses	—		—		—		605		5,763
Acquisition transaction expenses	—		—		—		235		1,675
Other expenses	11,857	(1)	10,495	(2)	10,476	(3)	14,094	(4)	7,431	(5)
Adjusted EBITDA	$615,658		$603,081		$556,660		$518,610		$434,908
______________________

(1)
Includes loss on disposal of assets of approximately $10.7 million, costs incurred in connection with the fourth quarter 2016 secondary offerings of approximately $1.1 million and transaction costs of approximately $0.1 million due to the revision of an estimate related to the Portfolio Sale.

(2)
Includes loss on disposal of assets of approximately $9.3 million, costs incurred in connection with the preparation of the registration statement filed in June 2015 and the November 2015 secondary offering of approximately $0.9 million and transaction costs of approximately $0.3 million related to the Portfolio Sale.

(3)
Includes loss on disposal of assets of approximately $5.6 million, public company transition costs of approximately $3.0 million, including approximately $1.5 million in costs incurred in connection with the August 2014 secondary offering, and consulting fees of approximately $1.9 million related to the implementation of certain key strategic initiatives, including review of our corporate infrastructure.

(4)
Includes costs related to preparations for our initial public offering of approximately $11.2 million, consisting primarily of the restructuring and reorganization of our then-existing business as part of our initial public offering, and loss on disposal of assets of approximately $2.9 million.

(5)
Includes consulting fees of approximately $4.9 million related to the implementation of certain key strategic initiatives, including services related to pricing and yield management projects, costs related to preparations for our initial public offering of approximately $1.6 million, consisting primarily of preparation for the restructuring and reorganization of our then-existing business as part of our initial public offering, and loss on disposal of assets of approximately $0.9 million.

(c)
FFO, Adjusted FFO and Adjusted FFO per Paired Share. FFO, Adjusted FFO and Adjusted FFO per Paired Share are key metrics used by management to assess our operating performance and profitability and to facilitate comparisons between us and other hotel and/or real estate companies that include a REIT as part of their legal entity structure. FFO, Adjusted FFO and Adjusted FFO per Paired Share as presented may not be comparable to similar measures calculated by REITS. In particular, due to the fact that we present these measures for the Company on a consolidated basis, FFO, Adjusted FFO and Adjusted FFO per Paired Share may be of limited use to investors comparing our results only to REITs. This information should not be considered as an alternative to net income of the Company, net income of the Corporation, net income of ESH REIT, net income per share of common stock of the Corporation, net income per share of Class A or Class B common stock of ESH REIT, cash flow from operations or any other measure of the Company, the Corporation or ESH REIT calculated in accordance with U.S. GAAP. Additionally, FFO, Adjusted FFO and Adjusted FFO per Paired Share should not solely be considered as measures of our profitability or indicative of funds available to fund our cash needs, including our ability to pay distributions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—Funds from Operations, Adjusted Funds from Operations and Adjusted Funds from Operations per Paired Share” for a definition and discussion of FFO, Adjusted FFO and Adjusted FFO per Paired Share.

The following table provides a reconciliation of net income attributable to Extended Stay America, Inc. common shareholders or members to FFO, Adjusted FFO and Adjusted FFO per Paired Share for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 (in thousands, except per Paired Share data):

	The Company
	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Net income per Extended Stay America, Inc. common share - diluted	$0.35	$0.55	$0.19	$0.49	$0.12

Net income attributable to Extended Stay America, Inc. common shareholders or members	$69,932	$113,040	$39,596	$86,231	$20,732
Noncontrolling interests attributable to Class B common shares of ESH REIT	93,404	169,966	110,942	(4,305)	—
Real estate depreciation and amortization	216,950	199,857	183,621	164,646	126,999
Impairment of long-lived assets	9,828	9,011	2,300	3,330	1,420
Gain on sale of hotel properties	—	(130,894)	(864)	—	—
Tax effect of adjustments to net income attributable to Extended Stay America, Inc. common shareholders or members	(50,728)	(24,449)	(43,556)	(10,485)	(24,143)
FFO	339,386	336,531	292,039	239,417	125,008
Debt extinguishment costs	26,233	3,014	9,405	25,941	45,065
Restructuring expenses	—	—	—	605	5,763
Acquisition transaction expenses	—	—	—	235	1,675
Tax effect of adjustments to FFO	(6,286)	(622)	(2,220)	(3,006)	(9,871)
Adjusted FFO	$359,333	$338,923	$299,224	$263,192	$167,640
Adjusted FFO per Paired Share—diluted	$1.79	$1.66	$1.46	$1.49	$0.98
Weighted average Paired Shares outstanding-diluted	200,736	204,567	204,508	176,268	171,796

(d)
Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share. We believe that Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share provide meaningful indicators of the Company’s operating performance in addition to separate and/or individual analysis of net income attributable to common shareholders of the Corporation and net income attributable to Class B common shareholders of ESH REIT, each of which is impacted by specific U.S. GAAP requirements and may not necessarily reflect how cash flows and/or earnings are generated on an individual entity or total enterprise basis.

Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share should not be considered as alternatives to net income of the Company, net income of the Corporation, net income of ESH REIT, net income per share of common stock of the Corporation, net income per share of Class A or Class B common stock of ESH REIT or any other measure of the Company, the Corporation or ESH REIT calculated in accordance with U.S. GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share” for a definition and discussion of Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Income per Paired Share.

The following table provides a reconciliation of net income attributable to Extended Stay America Inc. common shareholders or members to Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 (in thousands, except per Paired Share data):

	The Company
	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
Net income per Extended Stay America, Inc. common share - diluted	$0.35		$0.55		$0.19		$0.49		$0.12

Net income attributable to Extended Stay America, Inc. common shareholders or members	$69,932		$113,040		$39,596		$86,231		$20,732
Noncontrolling interests attributable to Class B common shares of ESH REIT	93,404		169,966		110,942		(4,305)	(1)	—	(1)
Paired Share Income	163,336		283,006		150,538		81,926		20,732
Debt extinguishment costs	26,233		3,014		9,405		25,941		45,065
Other non-operating (income) expense	(1,576)		2,732		3,763		—		—
Impairment of long-lived assets	9,828		9,011		2,300		3,330		1,420
Gain on sale of hotel properties	—		(130,894)		(864)		—		—
Restructuring expenses	—		—		—		605		5,763
Acquisition transaction expenses	—		—		—		235		1,675
Other expenses	11,857	(2)	10,495	(3)	10,476	(4)	14,094	(5)	7,431	(6)
Tax effect of adjustments to Paired Share Income	(10,671)		17,335		(5,907)		(4,302)		(11,056)
Adjusted Paired Share Income	$199,007		$194,699		$169,711		$121,829		$71,030
Adjusted Paired Share Income per Paired Share - diluted	$0.99		$0.95		$0.83		$0.69		$0.41
Weighted average Paired Shares outstanding - diluted	200,736		204,567		204,508		176,268		171,796
__________________________

(1)
Prior to the change in our legal and corporate structure in November 2013, which occurred in connection with the Corporation’s and ESH REIT’s initial public offering, no portion of the Company’s (i.e., the Paired Shares’) noncontrolling interests represented interests attributable to Class B common shares of ESH REIT.

(2)
Includes loss on disposal of assets of approximately $10.7 million, costs incurred in connection with the fourth quarter 2016 secondary offerings of approximately $1.1 million and transaction costs of approximately $0.1 million due to the revision of an estimate related to the Portfolio Sale.

(3)
Includes loss on disposal of assets of approximately $9.3 million, costs incurred in connection with the preparation of the registration statement filed in June 2015 and the November 2015 secondary offering of approximately $0.9 million and transaction costs of approximately $0.3 million related to the Portfolio Sale.

(4)
Includes loss on disposal of assets of approximately $5.6 million, public company transition costs of approximately $3.0 million, including approximately $1.5 million in costs incurred in connection with the August 2014 secondary offering, and consulting fees of approximately $1.9 million related to the implementation of certain key strategic initiatives, including review of our corporate infrastructure.

(5)
Includes costs related to preparations for our initial public offering of approximately $11.2 million, consisting primarily of the restructuring and reorganization of our then-existing business as part of our initial public offering, and loss on disposal of assets of approximately $2.9 million.

(6)
Includes consulting fees of approximately $4.9 million related to the implementation of certain key strategic initiatives, including services related to pricing and yield management projects, costs related to preparations for our initial public offering of approximately $1.6 million, consisting primarily of preparation for the restructuring and reorganization of our then-existing business as part of our initial public offering, and loss on disposal of assets of approximately $0.9 million.

(e) As discussed in Note 2 to the consolidated financial statements of Extended Stay America, Inc., which are included in Item 8 in this combined annual report on Form 10-K, effective December 31, 2015, the Company early adopted FASB Accounting Standard Update (“ASU”) No. 2015-03 and ASU No. 2015-15. Therefore, total debt is shown net of unamortized deferred financing costs and debt discount in the selected financial data table. Because the adoption of these updates required retrospective application, the historical financial information contained in this Item 6 and elsewhere in this report has been restated to reflect the retrospective impact of our adoption.

Selected Historical Financial and Other Data—ESH REIT
The selected historical consolidated financial data of ESH REIT for the years ended December 31, 2016, 2015 and 2014 as of December 31, 2016 and 2015 have been derived from the audited consolidated financial statements of ESH REIT, which are included in Item 8 in this combined annual report on Form 10-K. The selected historical consolidated financial data of ESH REIT for the years ended December 31, 2013 and 2012 and as of December 31, 2014, 2013 and 2012 have been derived from the audited consolidated financial statements of ESH REIT not included elsewhere in this combined annual report on Form 10-K. The following information should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical audited consolidated financial statements of ESH Hospitality, Inc. and related notes and other financial information included herein.

On December 8, 2015, ESH REIT sold 53 hotels. See Note 4 to the consolidated financial statements of ESH Hospitality, Inc., which are included in Item 8 in this combined annual report on Form 10-K. The selected historical consolidated financial data of ESH REIT for the years ended December 31, 2015, 2014, 2013 and 2012 below and appearing elsewhere in this combined annual report on Form 10-K includes the results of operations related to these 53 hotel properties prior to the completion of the sale, unless otherwise indicated.

In November 2013, the Corporation and ESH REIT completed an initial public offering and restructured and reorganized our then-existing business and legal entities. For the period from January 1, 2013 through the initial public offering and the year ended December 31, 2012, the consolidated financial statements of ESH REIT include the financial position and results of operations of ESH REIT, which include ESH REIT’s predecessor, its subsidiaries, which included the Operating Lessees, and HVM. Third party equity interests in HVM, which represented all of HVM’s equity, were not owned by ESH REIT’s predecessor and therefore were presented as noncontrolling interests.

	ESH REIT
(In thousands, except per share data)	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Statement of operations data:
Rental revenues from Extended Stay America, Inc.	$694,275	$719,635	$684,205	$71,900	$—
Hotel room revenues	—	—	—	983,950	984,273
Total revenues	694,275	719,635	684,205	1,072,539	1,011,517
Hotel operating expenses	89,166	97,062	93,826	478,727	493,635
Total operating expenses	319,824	312,079	292,493	740,395	729,842
Income from operations	374,456	524,209	392,845	333,219	282,059
Net income	212,207	378,184	247,094	100,466	20,068
Net income per common share:
Class A-basic	$0.47	$0.83	$0.54	$0.26	$0.05
Class A-diluted	$0.47	$0.83	$0.54	$0.26	$0.05
Class B-basic	$0.47	$0.83	$0.55	$0.26	$0.05
Class B-diluted	$0.47	$0.83	$0.54	$0.25	$0.05
Cash distributions paid per common share
Class A	$0.62	$0.60	$0.53	$0.20	$2.19
Class B	$0.62	$0.60	$0.53	$0.20	$2.19
Distributions declared per common share
Class A	$0.43	$0.79	$0.53	$0.20	$2.19
Class B	$0.43	$0.79	$0.53	$0.20	$2.19
Other financial data:
Cash flows provided by (used in):
Operating activities	$488,350	$511,985	$432,857	$295,198	$194,169
Investing activities	(158,698)	61,034	(153,307)	(164,078)	(223,842)
Financing activities	(499,402)	(383,579)	(264,355)	(215,679)	34,340
Capital expenditures	222,257	199,135	166,358	171,931	271,464

	ESH REIT
(In thousands)	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Balance sheet data:
Total assets	$4,077,505	$4,316,549	$4,268,970	$4,286,440	$4,422,896
Total debt, net of unamortized deferred financing costs and debt discount (a)	2,635,274	2,762,388	2,859,391	2,862,951	3,541,162
__________________________

(a)
As discussed in Note 2 to the consolidated financial statements of ESH Hospitality, Inc., which are included in Item 8 in this combined annual report on Form 10-K, effective December 31, 2015, ESH REIT early adopted FASB ASU No. 2015-03 and ASU No. 2015-15. Therefore, total debt is shown net of unamortized deferred financing costs and debt discount in the selected financial data table. Because the adoption of these updates required retrospective application, the historical financial information contained in this Item 6 and elsewhere in this report has been restated to reflect the retrospective impact of our adoption.

Hotel Operating Profit, Hotel Operating Margin, EBITDA, Adjusted EBITDA, FFO, Adjusted FFO, Adjusted FFO per Paired Share, Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single, consolidated enterprise, which is reflected in the consolidated Company results of operations; therefore, we believe these performance measures are meaningful for the Company only.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements and ESH REIT’s consolidated financial statements, each of which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those relating to property and equipment, goodwill, revenue recognition, income taxes, equity-based compensation and investments. We base our estimates and judgments on historical experience and various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.
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
The following discussion should be read in conjunction with "About this Combined Annual Report—Certain Defined Terms," “Business—Our Company,” “Selected Historical Financial and Other Data—The Company,” “Selected Historical Financial and Other Data—ESH REIT” and each of the consolidated financial statements and related notes of Extended Stay America, Inc. and ESH Hospitality, Inc., both of which are included in Item 8 of this combined annual report on Form 10-K. Unless otherwise defined in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for definitions of our indebtedness, see Note 7 to the consolidated financial statements of Extended Stay America, Inc. and Note 6 to the consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 8 in this combined annual report on Form 10-K.
We present below separate results of operations for each of the Company and ESH REIT. Our assets and operations, other than ownership of our real estate assets (which are owned by ESH REIT), are held directly by the Corporation and operated as an integrated enterprise. The Corporation owns all of the issued and outstanding shares of Class A common stock of ESH REIT, representing approximately 56% of the outstanding common stock of ESH REIT. Due to its controlling interest in ESH REIT, the Corporation consolidates the financial position, results of operations, comprehensive income and cash flows of ESH REIT.
Overview
We are the largest integrated owner/operator of company-branded hotels in North America. Our business operates in the extended stay segment of the lodging industry, and as of December 31, 2016, we owned and operated 629 hotel properties comprising approximately 69,400 rooms located in 44 states across the United States and in Canada. We own and operate the substantial majority of our hotels under our core brand, Extended Stay America, which serves the mid-price extended stay segment, and accounts for approximately 44% of the segment by number of rooms in the United States. In addition, we own and operate three Extended Stay Canada hotels.
Our extended stay hotels are designed to provide an affordable and attractive alternative to traditional lodging or apartment accommodations and are targeted toward self-sufficient, value-conscious guests. Our hotels feature fully-furnished guest rooms with in-room kitchens, complimentary grab-and-go breakfast, free WiFi, flat screen TVs and on-site guest laundry. Our guests include business travelers, leisure travelers, professionals on temporary work or training assignments, persons relocating, temporarily displaced or purchasing a home and anyone else in need of temporary housing. Our guests generally rent accommodations on a weekly or longer term basis. For the year ended December 31, 2016, approximately 35.7%, 22.7% and 41.6% of our total revenues were derived from guests with stays from 1-6 nights, from 7-29 nights, and 30 or more nights, respectively.
We use a central reservation system to provide access to our hotel inventory through a wide variety of channels—property-direct, our central call center, our desktop and mobile websites, travel agency global distribution systems and wholesale and online travel agents. We outsource our reservation system, call center and management of our website. For the year ended December 31, 2016, approximately 32.9% of our total revenues was derived from property-direct reservations, approximately 24.9% was derived from our central call center, approximately 17.7% was derived from our own proprietary website, approximately 19.7% was derived from online travel agents and approximately 4.8% was derived from travel agency global distribution systems.

We seek to drive our competitive advantage by becoming a dominant brand with national distribution; owning and operating hotels with great locations, affordable prices and relevant amenities; and leveraging our business model to drive superior cash flow. To achieve this competitive advantage, we focus on continually improving our product and service, improving marketing efforts, driving ADR and maximizing cost and capital structure efficiency, all while seeking to return value to our shareholders. In the future, we expect to initiate additional renovations at our hotel properties and may seek to expand through the development, construction and acquisition of hotel properties or other companies. In addition, from time to time, we may also seek to repurpose, rebuild and/or divest certain of our existing hotel properties and other assets or diversify through franchising.
In December 2015, we sold a portfolio of 53 hotel properties, 47 of which operated under our former Crossland Economy Studios brand and six of which operated under our Extended Stay America brand, and certain intellectual property of Crossland Economy Studios (the “Portfolio Sale”). We no longer own, operate or manage these hotel properties, nor does the Corporation own intellectual property related to Crossland Economy Studios. See Note 4 to each of the consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., both of which are included in Item 8 in this combined annual report on Form 10-K.
Key Metrics Evaluated by Management
We evaluate the performance of our business through the use of certain non-GAAP financial measures. U.S. GAAP refers to generally accepted accounting principles in the United States. Each of these non-GAAP financial measures should be considered as a supplemental measure to a U.S. GAAP performance measure such as total revenues, net income, net income per share and cash flow provided by operating activities. These financial measures include Hotel Operating Profit, Hotel Operating Margin, EBITDA, Adjusted EBITDA, FFO, Adjusted FFO, Adjusted FFO per Paired Share, Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share. We provide a more detailed discussion of these non-GAAP financial measures, how management uses such measures to evaluate our financial and operating performance, a discussion of certain limitations of such measures and a reconciliation of such measures to the nearest U.S. GAAP measures under “—Non-GAAP Financial Measures.”
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
Revenue per available room (“RevPAR”) is a commonly used measure within the lodging industry to evaluate hotel financial performance. RevPAR represents the product of average daily room rate charged and the average daily occupancy achieved for a hotel or group of hotels in a given period. RevPAR does not include ancillary revenues, such as food and beverage revenues, or parking, pet, telephone or other guest service revenues. Although RevPAR does not include these other hotel revenues, it generally is considered a key indicator of core revenues for many hotels. For the year ended December 31, 2016, room revenues represented approximately 98.4% of our total revenues. RevPAR changes that are driven predominately by occupancy have different implications on incremental operating profitability than do changes that are driven predominately by ADR. For example, increases in occupancy at a hotel would lead to increases in room revenues and other hotel revenues, as well as incremental operating costs (including housekeeping services and amenity costs). RevPAR increases due to higher room rates, however, would generally not result in additional operational room-related costs, with the exception of those charged or incurred as a percentage of revenue, such as credit card fees. As a result, changes in RevPAR driven by increases or decreases in ADR generally have a greater effect on operating profitability than changes in RevPAR driven by occupancy levels.

Understanding Our Results of Operations – The Company
Revenues and Expenses. The Company’s revenues are derived from hotel ownership and operations. Hotel operating expenses account for the largest portion of the Company’s operating expenses and reflect ongoing expenses associated with the ownership and operation of our hotels.

The following table presents the components of the Company’s revenues as a percentage of our total revenues for the year ended December 31, 2016:

Percentage of 2016 Total Revenues
•      Room revenues. Room revenues are driven primarily by ADR and occupancy. Pricing policy and customer mix are significant drivers of ADR. Due to our relatively high occupancy levels, our primary focus is on increasing RevPAR by increasing ADR. For the year ended December 31, 2016, we experienced RevPAR growth of approximately 7.3% compared to the year ended December 31, 2015. On a Comparable Hotel basis, we experienced RevPAR growth of approximately 3.9%, mainly due to a shift in our customer mix to a greater number of high yield, shorter-stay business and leisure guests, the collective impact of our hotel renovation program and focus on service excellence.
98.4%
• Other hotel revenues. Other hotel revenues include ancillary revenues such as laundry revenues, vending commissions, additional housekeeping fees and pet charges. Occupancy and customer mix, as well as the number and percentage of guests that have longer-term stays, have been historical drivers of our other hotel revenues.	1.6%
The following table presents the components of the Company’s operating expenses as a percentage of our total operating expenses for the year ended December 31, 2016:

Percentage of 2016 Operating Expenses
•       Hotel operating expenses. Hotel operating expenses have both fixed and variable components. Operating expenses that are relatively fixed include personnel expense, real estate tax expense and property insurance premium expense. Occupancy is a key driver of expenses that have a high degree of variability such as housekeeping services and amenity costs. Other variable expenses include marketing costs, reservation costs, property insurance claims expense and repairs and maintenance expense. We experienced a decrease in hotel operating expenses of approximately $23.3 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. On a Comparable Hotel basis, we experienced an increase in hotel operating expenses of approximately $15.4 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 mainly due to increases in personnel expense, reservation costs, credit card fees and loss on disposal of assets offset by decreases in maintenance expense, marketing costs, amenity costs and utilities expense.
63.8%
• General and administrative expenses. General and administrative expenses include expenses associated with corporate overhead. These costs consist primarily of compensation expense of our corporate staff, which includes equity-based compensation, and professional fees, including audit, tax, legal and consulting fees.	10.8%
• Depreciation and amortization. Depreciation and amortization is a non-cash charge that relates primarily to the acquisition and related usage of hotels and other property and equipment, including capital expenditures incurred with respect to our hotel renovations.	24.3%
• Impairment of long-lived assets. Impairment of long-lived assets is a non-cash charge recognized when events and circumstances indicate that the carrying value of an individual asset, or group of assets, may not be recoverable.	1.1%
Understanding Our Results of Operations – ESH REIT
Revenues. ESH REIT’s rental revenues are generated from leasing its hotel properties to the Operating Lessees. Rental revenues consist of fixed minimum rental payments recognized on a straight-line basis over the lease terms plus specified percentages of total hotel revenues over designated thresholds.

Expenses. The following table presents the components of ESH REIT’s operating expenses as a percentage of ESH REIT’s total operating expenses for the year ended December 31, 2016:

Percentage of 2016 Operating Expenses
• Hotel operating expenses. ESH REIT’s hotel operating expenses include expenses directly related to ownership of the hotels, such as real estate tax expense, loss on disposal of assets and property insurance premiums and claims expense.	27.9%
• General and administrative expenses. General and administrative expenses include overhead expenses incurred directly by ESH REIT and administrative service costs reimbursed to ESA Management.	4.4%
• Depreciation. Depreciation is a non-cash charge that relates primarily to the acquisition and related usage of hotels and other property and equipment, including capital expenditures incurred with respect to our hotel renovations.	67.7%
Results of Operations
The consolidated financial statements of the Company include the financial position, results of operations, comprehensive income, changes in equity and cash flows of the Corporation and its subsidiaries, including the Operating Lessees, ESH Strategies, ESA Management and ESH REIT. Third party equity interests in ESH REIT, which consist primarily of the Class B common stock of ESH REIT and represent approximately 44% of ESH REIT’s total common equity, are not owned by the Corporation and therefore are presented as noncontrolling interests.
The consolidated financial statements of ESH REIT include the financial position, results of operations, comprehensive income, changes in equity and cash flows of ESH REIT and its subsidiaries.
Results of Operations – The Company
Comparison of Years Ended December 31, 2016 and December 31, 2015
As of December 31, 2016 and 2015, the Company owned and operated 629 hotels consisting of approximately 69,400 rooms. On December 8, 2015, the Company completed the Portfolio Sale. As such, for the period from January 1, 2015 through December 7, 2015, the Company owned and operated 682 hotels consisting of approximately 76,000 rooms. See Note 4 to the consolidated financial statements of Extended Stay America, Inc., which are included in Item 8 in this combined annual report on Form 10-K.

The following table presents our consolidated results of operations for the years ended December 31, 2016 and 2015, including the amount and percentage change in these results between the periods (in thousands):

	Year Ended December 31,
	2016	2015	Change ($)	Change (%)
Revenues:
Room revenues	$1,250,865	$1,265,653	$(14,788)	(1.2)%
Other hotel revenues	19,728	19,100	628	3.3%
Total revenues	1,270,593	1,284,753	(14,160)	(1.1)%
Operating expenses:
Hotel operating expenses	580,772	604,087	(23,315)	(3.9)%
General and administrative expenses	98,045	98,625	(580)	(0.6)%
Depreciation and amortization	221,309	203,897	17,412	8.5%
Impairment of long-lived assets	9,828	9,011	817	9.1%
Total operating expenses	909,954	915,620	(5,666)	(0.6)%
Gain on sale of hotel properties	—	130,894	(130,894)	n/a
Other income	25	45	(20)	(44.4)%
Income from operations	360,664	500,072	(139,408)	(27.9)%
Other non-operating (income) expense	(1,576)	2,732	(4,308)	(157.7)%
Interest expense, net	164,537	137,782	26,755	19.4%
Income before income tax expense	197,703	359,558	(161,855)	(45.0)%
Income tax expense	34,351	76,536	(42,185)	(55.1)%
Net income	163,352	283,022	(119,670)	(42.3)%
Net income attributable to noncontrolling interests (1)	(93,420)	(169,982)	76,562	(45.0)%
Net income attributable to Extended Stay America Inc. common shareholders	$69,932	$113,040	$(43,108)	(38.1)%
________________________

(1)	Noncontrolling interests in Extended Stay America, Inc. include approximately 44% of ESH REIT’s common equity and 125 shares of ESH REIT preferred stock.
The following table presents key operating metrics, including occupancy, ADR, RevPAR, hotel inventory and renovation displacement data for our hotels for the years ended December 31, 2016 and 2015, respectively:

	Year Ended December 31,
	2016	2015 (3)	Change
Number of hotels (as of December 31)	629	629	—
Number of rooms (as of December 31)	69,383	69,383	—
Occupancy	74.1%	73.7%	40 bps
ADR	$66.43	$62.22	6.8%
RevPAR	$49.23	$45.89	7.3%
Hotel Inventory (as of December 31)(1):
Renovated Extended Stay America(2)	584	463	121
Unrenovated Extended Stay America and other	45	166	(121)
Total number of hotels	629	629	—
Renovation Displacement Data (in thousands, except percentages)(1):
Total available room nights	25,399	27,581	(2,182)
Room nights displaced from renovation	328	363	(35)
% of available room nights displaced	1.3%	1.3%	—
_______________________

(1)	See “—Liquidity and Capital Resources – Capital Expenditures – Hotel Renovation Program.”

(2)	Includes three Extended Stay Canada-branded hotels.

(3)
In December 2015, the Company completed the Portfolio Sale. See Note 4 to the consolidated financial statements of Extended Stay America, Inc. which are included in Item 8 in this combined annual report on Form 10-K.

The following table presents key operating metrics, including occupancy, ADR, RevPAR, hotel inventory and renovation displacement data for Comparable Hotels for the years ended December 31, 2016 and 2015, respectively:

	Year Ended December 31,
	2016	2015	Change
Number of hotels (as of December 31)	629	629	—
Number of rooms (as of December 31)	69,383	69,383	—
Comparable Hotel Occupancy	74.1%	73.7%	40 bps
Comparable Hotel ADR	$66.43	$64.24	3.4%
Comparable Hotel RevPAR	$49.23	$47.36	3.9%
Comparable Hotel Inventory(1):
Renovated Extended Stay America(2)	584	463	121
Unrenovated Extended Stay America and other	45	166	(121)
Comparable Hotel number of hotels	629	629	—
Comparable Hotel Renovation Displacement Data (in thousands, except percentages) (1):
Comparable Hotel available room nights	25,399	25,325	74
Comparable Hotel room nights displaced from renovation	328	363	(35)
% of Comparable Hotel available room nights displaced	1.3%	1.4%	(10) bps
______________________

(1)	See “—Liquidity and Capital Resources – Capital Expenditures – Hotel Renovation Program.”

(2)	Includes three Extended Stay Canada-branded hotels.
Room revenues. Room revenues decreased by approximately $14.8 million, or 1.2%, to approximately $1,250.9 million for the year ended December 31, 2016 compared to approximately $1,265.7 million for the year ended December 31, 2015, due to the Portfolio Sale. On a Comparable Hotel basis, room revenues increased by approximately $51.4 million or 4.3% primarily due to a 3.4% increase in ADR, in addition to a 40 bps increase in occupancy, resulting in a 3.9% increase in RevPAR. These increases were primarily a result of a shift in our customer mix to a greater number of high yield, shorter-stay business and leisure guests, the collective impact of our hotel renovation program and focus on service excellence.
Other hotel revenues. Other hotel revenues increased by approximately $0.6 million, or 3.3%, to approximately $19.7 million for the year ended December 31, 2016 compared to approximately $19.1 million for the year ended December 31, 2015. On a Comparable Hotel basis, other hotel revenues increased by approximately $1.8 million, or 10.1%.
Hotel operating expenses. Hotel operating expenses decreased by approximately $23.3 million, or 3.9%, to approximately $580.8 million for the year ended December 31, 2016 compared to approximately $604.1 million for the year ended December 31, 2015, due to the Portfolio Sale. On a Comparable Hotel basis, hotel operating expenses increased by approximately $15.4 million, or 2.7%, due to an increase in personnel expense of approximately $12.2 million, reservation costs of approximately $6.9 million related to an increase in commissionable bookings through online travel agents, credit card fees of approximately $2.9 million and loss on disposal of assets of approximately $1.7 million as a result of our hotel renovation program. These increases were partially offset by decreases in maintenance expense of approximately $2.6 million, marketing costs of approximately $2.1 million, amenity costs of approximately $2.0 million and utilities expense of approximately $1.5 million.
General and administrative expenses. General and administrative expenses decreased by approximately $0.6 million, or 0.6%, to approximately $98.0 million for the year ended December 31, 2016 compared to approximately $98.6 million for the year ended December 31, 2015, mainly driven by a decrease in legal and other professional fees of approximately $3.0 million as well as decreases in travel and entertainment and relocation costs of approximately $1.1 million. These decreases were partially offset by an increase in corporate personnel expense of approximately $2.4 million, including equity-based compensation expense for outstanding awards granted to employees and directors during the year ended December 31, 2016, as well as expenses related to future growth initiatives of approximately $1.3 million.

Depreciation and amortization. Depreciation and amortization increased by approximately $17.4 million, or 8.5%, to approximately $221.3 million for the year ended December 31, 2016 compared to approximately $203.9 million for the year ended December 31, 2015, which was primarily due to an increase in investment in hotel assets as a result of our hotel renovation program, partially offset by the Portfolio Sale.
Impairment of long-lived assets. Asset impairments are recorded as required based on an evaluation of property and equipment and intangible assets for impairment. During the years ended December 31, 2016 and 2015, we recognized impairment charges of approximately $9.8 million and $9.0 million, respectively.
Gain on sale of hotel properties. During the year ended December 31, 2015, we recognized a gain on sale of hotel properties of approximately $130.9 million related to Portfolio Sale. No hotel properties were sold during the year ended December 31, 2016.
Other-non operating (income) expense. During the year ended December 31, 2016, we recognized a non-cash foreign currency transaction gain of approximately $1.6 million, mainly related to the depreciation of the U.S dollar versus the Canadian dollar at one of our Canadian currency-based entities which had U.S. dollar denominated debt. This debt was repaid in August 2016. During the year ended December 31, 2015, we recognized a non-cash foreign currency transaction loss of approximately $2.7 million, mainly related to the appreciation of the U.S. dollar versus the Canadian dollar at one our Canadian currency-based entities which had U.S. dollar denominated debt.
Interest expense, net. Excluding debt extinguishment costs of approximately $26.2 million incurred during the year ended December 31, 2016 related to the full repayment of the balance of approximately $1,497.6 million outstanding on ESH REIT’s $2.52 billion mortgage loan entered into in November 2012 (the "2012 Mortgage Loan") and ESH REIT's former term loan facility, which consisted of the write-off of unamortized deferred financing costs and debt discount of approximately $21.2 million and prepayment penalties and other costs of approximately $5.0 million, and excluding debt extinguishment costs of approximately $3.0 million incurred during the year ended December 31, 2015 related to the partial repayment of the 2012 Mortgage Loan, which consisted of the write-off of unamortized deferred financing costs of approximately $2.1 million and other costs of approximately $0.9 million, net interest expense for the year ended December 31, 2016 increased approximately $3.5 million, or 2.6%, to approximately $138.3 million for the year ended December 31, 2016 compared to approximately $134.8 million for the year ended December 31, 2015, primarily due to an increase in the Company's weighted-average interest rate. The Company’s weighted average interest rate increased to approximately 4.6% as of December 31, 2016 compared to approximately 4.4% as of December 31, 2015, primarily due to the issuance of an additional $800.0 million of ESH REIT’s 2025 Notes (defined below) in March 2016. The Company’s total debt outstanding decreased to approximately $2.6 billion, net of unamortized deferred financing costs and debt discount, as of December 31, 2016, compared to approximately $2.8 billion, net of unamortized deferred financing costs and debt discount, as of December 31, 2015.
Income tax expense. Our effective income tax rate decreased by approximately 3.9 percentage points to approximately 17.4% for the year ended December 31, 2016 compared to approximately 21.3% for the year ended December 31, 2015. The Company’s effective tax rate is lower than the federal statutory rate of 35% due to ESH REIT’s status as a REIT under the provisions of the Code during these periods. The decrease in our effective income tax rate for the year ended December 31, 2016 is due to the recognition of an income tax benefit of approximately $(1.7) million with respect to the reversal of net deferred tax liabilities reported as of December 31, 2015, which represented the previously estimated 5% of taxable income to be retained by ESH REIT. In addition, we recognized an income tax benefit of approximately $(9.4) million related to the reversal of a deferred tax liability associated with the Company’s anticipated receipt of future ESH REIT nontaxable distributions. Further, during the year ended December 31, 2016, the Company recognized provision to return adjustments of approximately $(2.0) million upon the filing of income tax returns. These decreases in income tax rate were partially offset by the reversal of net deferred tax assets related to foreign currency translation losses that were deemed unrealizable during the year ended December 31, 2016. ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. Accordingly, ESH REIT expects to distribute approximately 100% of its taxable income for the foreseeable future. ESH REIT will incur federal and state income tax at statutory rates on its taxable income not distributed.
Comparison of Years Ended December 31, 2015 and December 31, 2014
As of December 31, 2014, we owned and operated 682 hotels consisting of approximately 76,000 rooms. On December 8, 2015, we completed the Portfolio Sale. As such, despite owning the 53 sold hotels for the substantial majority of 2015, as of December 31, 2015, we owned and operated 629 hotels consisting of approximately 69,400 rooms.

The following table presents our consolidated results of operations for the years ended December 31, 2015 and 2014, including the amount and percentage change in these results between the periods (in thousands):

	Year Ended December 31,
	2015	2014	Change ($)	Change (%)
Revenues:
Room revenues	$1,265,653	$1,195,816	$69,837	5.8%
Other hotel revenues	19,100	17,659	1,441	8.2%
Total revenues	1,284,753	1,213,475	71,278	5.9%
Operating expenses:
Hotel operating expenses	604,087	592,101	11,986	2.0%
General and administrative expenses	98,625	84,381	14,244	16.9%
Depreciation and amortization	203,897	187,207	16,690	8.9%
Impairment of long-lived assets	9,011	2,300	6,711	291.8%
Total operating expenses	915,620	865,989	49,631	5.7%
Gain on sale of hotel properties	130,894	864	130,030	15,049.8%
Other income	45	388	(343)	(88.4)%
Income from operations	500,072	348,738	151,334	43.4%
Other non-operating expense	2,732	3,763	(1,031)	(27.4)%
Interest expense, net	137,782	149,364	(11,582)	(7.8)%
Income before income tax expense	359,558	195,611	163,947	83.8%
Income tax expense	76,536	45,057	31,479	69.9%
Net income	283,022	150,554	132,468	88.0%
Net income attributable to noncontrolling interests(1)	(169,982)	(110,958)	(59,024)	53.2%
Net income attributable to common shareholders	$113,040	$39,596	$73,444	185.5%

________________________

(1)	Noncontrolling interests in Extended Stay America, Inc. include approximately 45% of ESH REIT’s common equity and 125 shares of ESH REIT preferred stock.
The following table presents key operating metrics, including occupancy, ADR, RevPAR, hotel inventory and renovation displacement data for our hotels for the years ended December 31, 2015 and 2014, respectively:

	Year Ended December 31,
	2015	2014	Change
Number of hotels (as of December 31)(1)	629	682	(53)
Number of rooms (as of December 31)(1)	69,383	76,000	(6,617)
Occupancy	73.7%	74.3%	(60) bps
ADR	$62.22	$57.93	7.4%
RevPAR	$45.89	$43.02	6.7%
Hotel Inventory (as of December 31)(2):
Renovated Extended Stay America(3)	463	335	128
Unrenovated Extended Stay America and other(1)	166	300	(134)
Crossland Economy Studios(1)	—	47	(47)
Total number of hotels	629	682	(53)
Renovation Displacement Data (in thousands, except percentages)(2):
Total available room nights	27,581	27,795	(214)
Room nights displaced from renovation	363	224	139
% of available room nights displaced	1.3%	0.8%	50 bps

________________________

(1)
In December 2015, the Company completed the Portfolio Sale, which consisted of six hotel properties that were included in "Unrenovated Extended Stay America and other" and 47 hotel properties that were included in "Crossland Economy Studios" as of December 31, 2014.

(2)	See “—Liquidity and Capital Resources – Capital Expenditures – Hotel Renovation Program.”

(3)	Includes three Extended Stay Canada-branded hotels.
Due to the fact that the Company owned 682 properties for the substantial majority of the year ended December 31, 2015, key operating metrics, including occupancy, ADR, RevPAR, hotel inventory and renovation displacement, are not presented on, and the following does not include a discussion of certain measures on, a Comparable Hotel basis for the years ended December 31, 2015 and 2014.
Room revenues. Room revenues increased by approximately $69.8 million, or 5.8%, to approximately $1,265.7 million for the year ended December 31, 2015 compared to approximately $1,195.8 million for the year ended December 31, 2014. The increase in room revenues was primarily due to a 7.4% increase in ADR, partially offset by a 60 bps decrease in occupancy, resulting in a 6.7% increase in RevPAR. The increase was primarily a result of a shift in our customer mix to a greater number of high yield, shorter-stay guests as well as the collective impact of our hotel renovation program, upgraded operational practices, investments in marketing and focus on service excellence.
Other hotel revenues. Other hotel revenues increased by approximately $1.4 million, or 8.2%, to approximately $19.1 million for the year ended December 31, 2015 compared to approximately $17.7 million for the year ended December 31, 2014.
Hotel operating expenses. Hotel operating expenses increased by approximately $12.0 million, or 2.0%, to approximately $604.1 million for the year ended December 31, 2015 compared to approximately $592.1 million for the year ended December 31, 2014. The increase was mainly due to an increase in loss on disposal of assets of approximately $8.3 million as a result of our hotel renovation program. The Company completed 128 hotel renovations during the year ended December 31, 2015 compared to 105 hotel renovations during the year ended December 31, 2014. Additionally, the increase in hotel operating expenses was due to an increase in reservation costs of approximately $7.5 million, mainly due to system-wide implementation of our central call center and an increase in sales volume, as well as increases in hotel personnel expense of approximately $7.0 million and credit card transaction fees of approximately $2.5 million. These increases were partially offset by a decrease in marketing costs of approximately $4.1 million, mainly due to a decrease in television advertising, as well as a decrease in property insurance claims expense of approximately $2.1 million due to fewer and less severe insurable events than in the prior year and a decrease in amenity costs of approximately $4.2 million.
General and administrative expenses. General and administrative expenses increased by approximately $14.2 million, or 16.9%, to approximately $98.6 million for the year ended December 31, 2015 compared to approximately $84.4 million for the year ended December 31, 2014. The increase was mainly driven by increases in personnel expense of approximately $11.9 million, attributable to an increase in short-term incentive compensation during the year ended December 31, 2015 due to our improved operating performance and a credit of approximately $2.3 million recognized in the prior year related to the settlement of previous incentive agreements with certain operations personnel. Further, we incurred increases in non-cash equity based compensation of approximately $1.7 million mainly due to new grants awarded to executives during the year ended December 31, 2015, legal settlements and professional fees totaling approximately $1.6 million and ongoing costs related to our new revenue management system of approximately $1.6 million. These increases were offset by decreases in public company transition costs, including secondary offering costs, and consulting fees related to the implementation of certain key strategic initiatives of approximately $3.9 million.
Depreciation and amortization. Depreciation and amortization increased by approximately $16.7 million, or 8.9%, to approximately $203.9 million for the year ended December 31, 2015 compared to approximately $187.2 million for the year ended December 31, 2014. The increase in depreciation and amortization was primarily due to an increase in investment in hotel assets as a result of our hotel renovation program.
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
Interest expense, net. Excluding debt extinguishment costs of approximately $3.0 million and $9.4 million for the years ended December 31, 2015 and 2014, respectively, net interest expense decreased approximately $5.2 million, or 3.7%, to approximately $134.8 million for the year ended December 31, 2015 compared to approximately $140.0 million for the year ended December 31, 2014 primarily due to a decrease in the Company’s outstanding debt. The Company’s weighted-average interest rate increased to approximately 4.4% as of December 31, 2015 from approximately 4.0% as of December 31, 2014, primarily due to the issuance of $500.0 million of 5.25% senior notes due in 2025 (together with the $800.0 million of additional notes, the “2025 Notes”) in May 2015. As of December 31, 2015, the Company had total debt outstanding, net of unamortized deferred financing costs and debt discount, of approximately $2.8 billion compared to approximately $2.9 billion as of December 31, 2014.
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
Results of Operations—ESH REIT
ESH REIT’s sole source of revenues is lease rental revenues and its hotel operating expenses reflect only those expenses incurred directly related to ownership of the hotels. Administrative costs reimbursed to ESA Management are reflected as a component of general and administrative expenses.
Comparison of Years Ended December 31, 2016 and December 31, 2015
As of December 31, 2016 and 2015, ESH REIT owned 629 hotels consisting of 69,400 rooms. On December 8, 2015, ESH REIT sold 53 hotels, 47 of which operated under the Crossland Economy Studios brand and six of which operated under the Extended Stay America brand. As such, for the period from January 1, 2015 through December 7, 2015, ESH REIT owned 682 hotels consisting of approximately 76,000 rooms. See Note 4 to the consolidated financial statements of ESH Hospitality, Inc., which are included in Item 8 in this combined annual report on Form 10-K.
The following table presents ESH REIT’s consolidated results of operations for the years ended December 31, 2016 and 2015, including the amount and percentage change in these results between the periods (in thousands):

	Year Ended December31,
	2016	2015	Change ($)	Change (%)
Revenues - Rental revenues from Extended Stay America, Inc.	$694,275	$719,635	$(25,360)	(3.5)%
Operating expenses:
Hotel operating expenses	89,166	97,062	(7,896)	(8.1)%
General and administrative expenses	14,264	15,973	(1,709)	(10.7)%
Depreciation	216,394	199,044	17,350	8.7%
Total operating expenses	319,824	312,079	7,745	2.5%
Gain on sale of hotel properties	—	116,616	(116,616)	n/a
Other income	5	37	(32)	(86.5)%
Income from operations	374,456	524,209	(149,753)	(28.6)%
Other non-operating (income) expense	(1,245)	2,726	(3,971)	(145.7)%
Interest expense, net	163,443	134,780	28,663	21.3%
Income before income tax expense	212,258	386,703	(174,445)	(45.1)%
Income tax expense	51	8,519	(8,468)	(99.4)%
Net income	$212,207	$378,184	$(165,977)	(43.9)%

Rental revenues from Extended Stay America, Inc. Rental revenues decreased by approximately $25.4 million, or 3.5%, to approximately $694.3 million for the year ended December 31, 2016 compared to approximately $719.6 million for the year ended December 31, 2015. Rental revenues consist of fixed minimum rental payments recognized on a straight-line basis over the terms of the lease plus specified percentages of total hotel revenues over designated thresholds. Percentage rental revenues of approximately $229.1 million and $228.8 million were recognized during the years ended December 31, 2016 and 2015, respectively. The decrease in rental revenues was mainly due to the sale of 53 hotels in December 2015, offset by the improved performance of the leased hotels and the depreciation of the U.S dollar relative to the Canadian dollar during the year ended December 31, 2016.
Hotel operating expenses. Hotel operating expenses decreased by approximately $7.9 million, or 8.1%, to approximately $89.2 million for the year ended December 31, 2016 compared to approximately $97.1 million for the year ended December 31, 2015. The decrease was primarily driven by a decrease in property-related costs that were obligations of ESH REIT due to the sale of the 53 hotel properties in December 2015, including property insurance claims and other related expenses of approximately $5.6 million as well as real estate tax expense of approximately $4.2 million. These decreases were offset by an increase in loss on disposal of assets of approximately $1.5 million as a result of ESH REIT’s hotel renovation program.
General and administrative expenses. General and administrative expenses decreased by approximately $1.7 million, or 10.7%, to approximately $14.3 million for the year ended December 31, 2016 compared to approximately $16.0 million for the year ended December 31, 2015. The decrease was mainly due to a decrease in equity-based compensation expense of approximately $1.0 million as well as decreases in reimbursable costs of approximately $0.7 million to ESA Management for administrative services performed on ESH REIT’s behalf (including executive management, accounting, financial analysis, training and technology) and service charges and other fees of approximately $0.5 million. These decreases were offset by an increase in expenses related to our future growth initiatives of approximately $0.6 million.
Depreciation. Depreciation increased by approximately $17.4 million, or 8.7%, to approximately $216.4 million for the year ended December 31, 2016 compared to approximately $199.0 million for the year ended December 31, 2015. The increase in depreciation was primarily due to an increase in investment in hotel assets as a result of ESH REIT's hotel renovation program, partially offset by the sale of the 53 hotels in December 2015.
Gain on sale of hotel properties. During the year ended December 31, 2015, ESH REIT recognized a gain on sale of hotel properties of approximately $116.6 million, which related to the sale of 53 hotels, 47 of which operated under the Crossland Economy Studios brand and six of which operated under the Extended Stay America brand. No hotel properties were sold during the year ended December 31, 2016.
Other-non operating (income) expense. During the year ended December 31, 2016, ESH REIT recognized a non-cash foreign currency transaction gain of approximately $1.2 million, mainly related to the depreciation of the U.S dollar versus the Canadian dollar at one of its Canadian currency-based entities which had U.S. dollar denominated debt. The debt was repaid in August 2016. During the year ended December 31, 2015, ESH REIT recognized a non-cash foreign currency transaction loss of approximately $2.7 million, mainly related to the appreciation of the U.S. dollar versus the Canadian dollar at one of its Canadian currency-based entities which had U.S. dollar denominated debt.
Interest expense, net. Excluding debt extinguishment costs of approximately $26.2 million incurred during the year ended December 31, 2016 related to the full repayment of the balance of approximately $1,497.6 million outstanding on ESH REIT's 2012 Mortgage Loan and ESH REIT's former term loan facility, which consisted of the write-off of unamortized deferred financing costs and debt discount of approximately $21.2 million and prepayment penalties and other costs of approximately $5.0 million, and excluding debt extinguishment costs of approximately $3.0 million incurred during the year ended December 31, 2015 related to the partial repayment of the 2012 Mortgage Loan, which consisted of the write-off of unamortized deferred financing costs of approximately $2.1 million and other costs of approximately $0.9 million, net interest expense for the year ended December 31, 2016 increased approximately $5.4 million, or 4.1%, to approximately $137.2 million for the year ended December 31, 2016 compared to approximately $131.8 million for the year ended December 31, 2015, primarily due to the increase in ESH REIT's weighted average interest rate. ESH REIT's weighted average interest rate increased to approximately 4.6% as of December 31, 2016 compared to approximately 4.4% as of December 31, 2015, primarily due to the issuance of an additional $800.0 million of ESH REIT’s 2025 Notes in March 2016. ESH REIT's total debt outstanding decreased to approximately $2.6 billion, net of unamortized deferred financing costs and debt discount, as of December 31, 2016, compared to approximately $2.8 billion, net of unamortized deferred financing costs and debt discount, as of December 31, 2015.
Income tax expense. ESH REIT's effective income tax rate decreased by approximately 2.1 percentage points to approximately 0.1% for the year ended December 31, 2016 compared to approximately 2.2% for the year ended December 31, 2015. ESH REIT's effective tax rate is lower than the federal statutory rate of 35% due to it’s status as a REIT under the provisions of the Code during these periods. The decrease in ESH REIT’s effective income tax rate for the year ended December 31, 2016 is due to the recognition of an income tax benefit of approximately $(2.3) million with respect to the reversal of net deferred tax liabilities which related to the previously estimated 5% of taxable income expected to be retained by ESH REIT. This decrease was partially offset by the reversal of net deferred tax assets related to foreign currency translation losses that were deemed unrealizable during the year ended December 31, 2016. ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its status as a REIT, while retaining sufficient capital for its ongoing needs. Accordingly, ESH REIT expects to distribute approximately 100% of its taxable income for the foreseeable future. ESH REIT will incur federal and state income tax at statutory rates on its taxable income not distributed.
Comparison of Years Ended December 31, 2015 and December 31, 2014
As of December 31, 2014, ESH REIT owned 682 hotels consisting of approximately 76,000 rooms. On December 8, 2015, ESH REIT sold 53 hotels, 47 of which operated under the Crossland Economy Studios brand and six of which operated under the Extended Stay America brand. As such, despite owning the 53 hotels for the substantial majority of 2015, as of December 31, 2015, ESH REIT owned 629 hotels consisting of approximately 69,400 rooms.
The following table presents ESH REIT’s consolidated results of operations for the years ended December 31, 2015 and 2014, including the amount and percentage change in these results between the periods (in thousands):

	Year Ended December 31,
	2015	2014	Change ($)	Change (%)
Revenues - Rental revenues from Extended Stay America, Inc.	$719,635	$684,205	$35,430	5.2%
Operating expenses:
Hotel operating expenses	97,062	93,826	3,236	3.4%
General and administrative expenses	15,973	15,634	339	2.2%
Depreciation	199,044	183,033	16,011	8.7%
Total operating expenses	312,079	292,493	19,586	6.7%
Gain on sale of hotel properties	116,616	864	115,752	13,397.2%
Other income	37	269	(232)	(86.2)%
Income from operations	524,209	392,845	131,364	33.4%
Other non-operating expense	2,726	3,629	(903)	(24.9)%
Interest expense, net	134,780	143,232	(8,452)	(5.9)%
Income before income tax expense (benefit)	386,703	245,984	140,719	57.2%
Income tax expense (benefit)	8,519	(1,110)	9,629	(867.5)%
Net income	$378,184	$247,094	$131,090	53.1%
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
Depreciation. Depreciation increased by approximately $16.0 million, or 8.7%, to approximately $199.0 million for the year ended December 31, 2015 compared to approximately $183.0 million for the year ended December 31, 2014. The increase in depreciation was primarily due to an increase in investment in hotel assets as a result of our hotel renovation program.
Gain on sale of hotel properties. During the year ended December 31, 2015, ESH REIT recognized a gain on sale of hotel properties of approximately $116.6 million, which related to the sale of 53 hotels, 47 of which operated under the Crossland Economy Studios brand and six of which operated under the Extended Stay America brand. During the year ended December 31, 2014, ESH REIT recognized a gain on sale of hotel properties of approximately $0.9 million, which related to the sale of its two Hometown Inn-branded hotels.
Other-non operating expense. During the years ended December 31, 2015 and 2014, ESH REIT recognized non-cash foreign currency transaction losses of approximately $2.7 million and $3.6 million, respectively, mainly related to the appreciation of the U.S. dollar versus the Canadian dollar at one of its Canadian currency-based entities which had U.S. dollar denominated debt.
Interest expense, net. Excluding debt extinguishment costs of approximately $3.0 million and $9.4 million for the years ended December 31, 2015 and 2014, respectively, net interest expense decreased approximately $2.0 million, or 1.5%, to approximately $131.8 million for the year ended December 31, 2015 compared to approximately $133.8 million for the year ended December 31, 2014 primarily due to a decrease in ESH REIT’s outstanding debt. ESH REIT’s weighted-average interest rate increased to approximately 4.4% as of December 31, 2015 from 3.9% as of December 31, 2014 primarily due to the issuance of $500.0 million of ESH REIT's 2025 Notes in May 2015. As of December 31, 2015, ESH REIT had total debt outstanding, net of unamortized deferred financing costs and debt discount, of approximately $2.8 billion compared to approximately $2.9 billion as of December 31, 2014.
Income tax expense (benefit). ESH REIT’s effective income tax rate increased by approximately 2.7 percentage points to a provision of approximately 2.2% for the year ended December 31, 2015 compared to a benefit of approximately 0.5% for the year ended December 31, 2014, primarily due to the use of ESH REIT’s then-existing net operating loss carryforward. ESH REIT’s effective tax rate is lower than the federal statutory rate of 35% due to its status as a REIT under the provisions of the Code during these periods.
Non-GAAP Financial Measures
Hotel Operating Profit and Hotel Operating Margin
Hotel Operating Profit and Hotel Operating Margin measure hotel-level operating results prior to debt service, income tax expense, depreciation and amortization and general and administrative expenses. The Company believes that Hotel Operating Profit and Hotel Operating Margin are useful measures to investors regarding our operating performance as they help us evaluate aggregate hotel-level profitability, specifically hotel operating efficiency and effectiveness. Further, these measures allow us to analyze period over period operating margin flow-through (the change in Hotel Operating Profit divided by the change in total hotel revenues).
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

The following table provides a reconciliation of room revenues, other hotel revenues and hotel operating expenses (excluding loss on disposal of assets) to Hotel Operating Profit and Hotel Operating Margin for the Company for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Room revenues	$1,250,865	$1,265,653	$1,195,816
Other hotel revenues	19,728	19,100	17,659
Total hotel revenues	1,270,593	1,284,753	1,213,475
Hotel operating expenses (1)	570,032	594,788	586,497
Hotel Operating Profit	$700,561	$689,965	$626,978
Hotel Operating Margin	55.1%	53.7%	51.7%
________________________

(1)	Excludes loss on disposal of assets of approximately $10.7 million, $9.3 million and $5.6 million, respectively.
As a result of the Portfolio Sale and in order to facilitate a more useful period over period comparison of the Company's performance, we also present Hotel Operating Profit and Hotel Operating Margin on a Comparable Hotel basis to enable investors to better evaluate our operating performance. The following table provides a reconciliation of room revenues, other hotel revenues and hotel operating expenses (excluding loss on disposal of assets) to Comparable Hotel total revenues, Comparable Hotel operating expenses (excluding loss on disposal on assets), Comparable Hotel Operating Profit and Comparable Hotel Operating Margin for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015		2014
Room revenues	$1,250,865	$1,265,653		$1,195,816
Other hotel revenues	19,728	19,100		17,659
Total revenues of hotels not owned for entirety of periods presented	—	(67,399)		(66,895)
Comparable Hotel total revenues	1,270,593	1,217,354		1,146,580
Hotel operating expenses (1)	570,032	594,788		586,497
Hotel operating expenses of hotels not owned for entirety of periods presented	—	(38,451)	(2)	(39,373)	(2)
Comparable Hotel operating expenses	570,032	556,337		547,124
Comparable Hotel Operating Profit	$700,561	$661,017		$599,456
Comparable Hotel Operating Margin	55.1%	54.3%		52.3%
________________________

(1)	Excludes loss on disposal of assets of approximately $10.7 million, $9.3 million and $5.6 million, respectively.

(2)	Excludes loss on disposal of assets of approximately $0.3 million and $0.2 million, respectively.

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

•
Other expenses—We exclude the effect of other expenses that we do not consider reflective of ongoing or future operating performance including the following: loss on disposal of assets, costs incurred in connection with secondary offerings, preparation of registration statements and public company transition costs, transaction costs associated with the sale of hotel properties and consulting fees related to the implementation of certain key strategic initiatives.

EBITDA and Adjusted EBITDA as presented may not be comparable to similar measures calculated by other companies. This information should not be considered as an alternative to net income of the Company, net income of the Corporation, net income of ESH REIT, cash flow from operations or any other measure of the Company, the Corporation or ESH REIT calculated in accordance with U.S. GAAP. Cash expenditures for real estate or hotel assets such as capital expenditures, interest expense and other items have been and will continue to be incurred and are not reflected in EBITDA or Adjusted EBITDA. Management separately considers the impact of these excluded items to the extent they are material to operating decisions and assessments of operating performance. The Company’s consolidated statements of operations and cash flows include capital expenditures, net interest expense and other excluded items, all of which should be considered when evaluating our performance, in addition to our non-GAAP financial measures. Additionally, EBITDA and Adjusted EBITDA should not solely be considered as measures of our profitability or indicative of funds available to fund our cash needs, including our ability to pay distributions.
EBITDA and Adjusted EBITDA are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single, consolidated enterprise, which is reflected in the consolidated Company results of operations; therefore, we believe these performance measures are meaningful for the Company only.
The following table provides a reconciliation of net income to EBITDA and Adjusted EBITDA for the Company for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016		2015		2014
Net income	$163,352		$283,022		$150,554
Interest expense, net	164,537		137,782		149,364
Income tax expense	34,351		76,536		45,057
Depreciation and amortization	221,309		203,897		187,207
EBITDA	583,549		701,237		532,182
Non-cash equity-based compensation	12,000		10,500		8,803
Other non-operating (income) expense	(1,576)		2,732		3,763
Impairment of long-lived assets	9,828		9,011		2,300
Gain on sale of hotel properties	—		(130,894)		(864)
Other expenses	11,857	(1)	10,495	(2)	10,476	(3)
Adjusted EBITDA	$615,658		$603,081		$556,660
________________________

(1)
Includes loss on disposal of assets of approximately $10.7 million, costs incurred in connection with the fourth quarter 2016 secondary offerings of approximately $1.1 million and transaction costs of approximately $0.1 million due to the revision of an estimate related to the Portfolio Sale.

(2)
Includes loss on disposal of assets of approximately $9.3 million, costs incurred in connection with the preparation of the registration statement filed in June 2015 and the November 2015 secondary offering of approximately $0.9 million and transaction costs of approximately $0.3 million related to the Portfolio Sale.

(3)
Includes loss on disposal of assets of approximately $5.6 million, public company transition costs of approximately $3.0 million, including approximately $1.5 million in costs incurred in connection with the August 2014 secondary offering and consulting fees of approximately $1.9 million related to the implementation of certain key strategic initiatives, including review of our corporate infrastructure.

As a result of the Porfolio Sale and in order to facilitate a more useful period over period comparison of the Company's performance, we also present Adjusted EBITDA on a Comparable Hotel basis to enable investors to better evaluate our operating performance. The following table provides a reconciliation of net income to EBITDA and Comparable Hotel Adjusted EBITDA for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016		2015		2014
Net income	$163,352		$283,022		$150,554
Interest expense, net	164,537		137,782		149,364
Income tax expense	34,351		76,536		45,057
Depreciation and amortization	221,309		203,897		187,207
EBITDA	583,549		701,237		532,182
Adjusted Property EBITDA of hotels not owned for entirety of periods presented	—		(28,948)		(27,522)
Non-cash equity-based compensation	12,000		10,500		8,803
Other non-operating (income) expense	(1,576)		2,732		3,763
Impairment of long-lived assets	9,828		9,011		2,300
Gain on sale of hotel properties	—		(130,894)		(864)
Other expenses	11,857	(1)	10,495	(2)	10,476	(3)
Comparable Hotel Adjusted EBITDA	$615,658		$574,133		$529,138
________________________

(1)
Includes loss on disposal of assets of approximately $10.7 million, costs incurred in connection with the fourth quarter 2016 secondary offerings of approximately $1.1 million and transaction costs of approximately $0.1 million due to the revision of an estimate related to the sale of the Portfolio Sale.

(2)
Includes loss on disposal of assets of approximately $9.3 million, costs incurred in connection with the preparation of the registration statement filed in June 2015 and the November 2015 secondary offering of approximately $0.9 million and transaction costs of approximately $0.3 million related to the Portfolio Sale.

(3)
Includes loss on disposal of assets of approximately $5.6 million, public company transition costs of approximately $3.0 million, including approximately $1.5 million in costs incurred in connection with the August 2014 secondary offering and consulting fees of approximately $1.9 million related to the implementation of certain key strategic initiatives, including review of our corporate infrastructure.

FFO, Adjusted FFO and Adjusted FFO per Paired Share
FFO, Adjusted FFO and Adjusted FFO per Paired Share are key metrics used by management to assess our operating performance and profitability and to facilitate comparisons between us and other hotel and/or real estate companies that include a REIT as part of their legal entity structure. Funds from Operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income or loss (computed in accordance with U.S. GAAP), excluding gains or losses from sales of real estate, impairment write-downs, the cumulative effect of changes in accounting principles, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures following the same approach. FFO is a commonly used measure among other hotel and/or real estate companies that include a REIT as a part of their legal entity structure. Since real estate depreciation and amortization, impairment of long-lived assets and gains or losses from sales of hotel properties are dependent upon the historical cost of the real estate asset bases and generally not reflective of ongoing operating performance or earnings capability, the Company believes FFO is useful to investors as it provides a meaningful comparison of our performance between periods and between us and other companies and/or REITs.
Consistent with our presentation of Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share, as described below, our presentation of FFO, Adjusted FFO and Adjusted FFO per Paired Share starts with net income attributable to Extended Stay America, Inc. common shareholders, which excludes net income attributable to noncontrolling interests, and adds back earnings attributable to ESH REIT’s Class B common shares, presented as a noncontrolling interest as required by U.S. GAAP. We believe that including earnings attributable to ESH REIT’s Class B common shares in our calculations of FFO, Adjusted FFO and Adjusted FFO per Paired Share provides investors with useful supplemental measures of the Company’s operating performance since our Paired Shares, directly through the common stock of the Corporation and Class B common stock of ESH REIT, and indirectly through the Corporation’s ownership of the Class A common stock of ESH REIT, entitle holders of our Paired Shares to participate in 100% of the common equity and earnings of both the Corporation and ESH REIT. Based on the limitation on transfer provided for in each of the Corporation’s and ESH REIT’s charters, shares of common stock of the Corporation and shares of Class B common stock of ESH REIT are transferrable and tradable only in combination as units, each unit consisting of one share of the Corporation’s common stock and one share of ESH REIT Class B common stock.

The Company also uses Adjusted FFO and Adjusted FFO per Paired Share when evaluating our performance because we believe the adjustment for certain additional item(s), described below, provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted FFO and Adjusted FFO per Paired Share, when combined with the U.S. GAAP presentation of net income and net income per common share, is beneficial to the overall understanding of our ongoing performance.
The Company adjusts FFO for the following item that is not addressed in NAREIT’s definition of FFO, and refers to this measure as Adjusted FFO:

•
Debt extinguishment costs — We exclude charges related to the write-off of unamortized deferred financing costs, prepayment penalties and other costs associated with the early repayment of debt as we believe they are not reflective of our ongoing or future operating performance.

Adjusted FFO per Paired Share is defined as Adjusted FFO divided by the weighted average number of Paired Shares outstanding on a diluted basis. Until such time as the number of outstanding common shares of the Corporation and Class B common shares of ESH REIT differ, we believe Adjusted FFO per Paired Share is useful to investors, as it represents one measure of the economic risks and rewards related to an investment in our Paired Shares.
FFO, Adjusted FFO and Adjusted FFO per Paired Share as presented may not be comparable to similar measures calculated by REITs. In particular, due to the fact that we present these measures for the Company on a consolidated basis, FFO, Adjusted FFO and Adjusted FFO per Paired Share, may be of limited use to investors comparing our results only to REITs. This information should not be considered as an alternative to net income of the Company, net income of the Corporation, net income of ESH REIT, net income per share of common stock of the Corporation, net income per share of Class A or Class B common stock of ESH REIT, cash flow from operations or any other measure of the Company, the Corporation or ESH REIT calculated in accordance with U.S. GAAP. Real estate related depreciation and amortization expense will continue to be incurred and is not reflected in FFO, Adjusted FFO or Adjusted FFO per Paired Share. Additionally, impairment charges, gains or losses on sales of hotel properties and other charges or income incurred in accordance with U.S. GAAP may occur and are not reflected in FFO, Adjusted FFO or Adjusted FFO per Paired Share. Management separately considers the impact of these excluded items to the extent they are material to operating decisions and assessments of operating performance. The Company’s consolidated statements of operations include these items, all of which should be considered when evaluating our performance, in addition to our non-GAAP financial measures.
FFO, Adjusted FFO and Adjusted FFO per Paired Share are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single, consolidated enterprise, which is reflected in the consolidated Company results of operations; therefore, we believe these performance measures are most useful for the consolidated Company only.

The following table provides a reconciliation of net income attributable to Extended Stay America, Inc. common shareholders to FFO, Adjusted FFO and Adjusted FFO per Paired Share for the Company for the years ended December 31, 2016, 2015 and 2014 (in thousands, except per Paired Share data):

	Year Ended December 31,
	2016	2015	2014
Net income per Extended Stay America, Inc. common share - diluted	$0.35	$0.55	$0.19

Net income attributable to Extended Stay America, Inc. common shareholders	$69,932	$113,040	$39,596
Noncontrolling interests attributable to Class B common shares of ESH REIT	93,404	169,966	110,942
Real estate depreciation and amortization	216,950	199,857	183,621
Impairment of long-lived assets	9,828	9,011	2,300
Gain on sale of hotel properties	—	(130,894)	(864)
Tax effect of adjustments to net income attributable to Extended Stay America, Inc. common shareholders	(50,728)	(24,449)	(43,556)
FFO	339,386	336,531	292,039
Debt extinguishment costs	26,233	3,014	9,405
Tax effect of adjustments to debt extinguishment costs	(6,286)	(622)	(2,220)
Adjusted FFO	$359,333	$338,923	$299,224
Adjusted FFO per Paired Share - diluted	$1.79	$1.66	$1.46
Weighted Average Paired Shares outstanding - diluted	200,736	204,567	204,508
Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share
We present Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share as supplemental measures of the Company’s performance. We believe that these are useful measures for investors since our Paired Shares, directly through the common stock of the Corporation and Class B common stock of ESH REIT, and indirectly through the Corporation’s ownership of the Class A common stock of ESH REIT, entitle holders of our Paired Shares to participate in 100% of the common equity and earnings of both the Corporation and ESH REIT. As required by U.S. GAAP, net income attributable to Extended Stay America, Inc. common shareholders excludes earnings attributable to ESH REIT’s Class B common shares, a noncontrolling interest. Based on the limitation on transfer provided for in each of the Corporation’s and ESH REIT’s charters, shares of common stock of the Corporation and shares of Class B common stock of ESH REIT are transferrable and tradable only in combination as units, each unit consisting of one share of the Corporation’s common stock and one share of ESH REIT Class B common stock. As a result, we believe that Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share represent useful measures to holders of our Paired Shares.
Paired Share Income is defined as the sum of net income attributable to Extended Stay America, Inc. common shareholders and noncontrolling interests attributable to Class B common shares of ESH REIT. Adjusted Paired Share Income is defined as Paired Share Income adjusted for items that, net of income taxes, we believe are not reflective of our ongoing or future operating performance. We adjust Paired Share Income for the following items, net of income taxes, and refer to this measure as Adjusted Paired Share Income: debt extinguishment costs, other non-operating (income) expense (including foreign currency transaction gain or loss), impairment of long-lived assets, gain on sale of hotel properties and other expenses, such as loss on disposal of assets, costs incurred in connection with secondary offerings, preparation of registration statements and public company transition costs, transaction costs associated with the sale of hotel properties and consulting fees related to the implementation of certain key strategic initiatives. With the exception of equity-based compensation, an ongoing charge, and debt extinguishment costs, these adjustments (other than the effect of income taxes) are the same as those used in the reconciliation of net income to EBITDA and Adjusted EBITDA.
Adjusted Paired Share Income per Paired Share is defined as Adjusted Paired Share Income divided by the number of Paired Shares outstanding on a diluted basis. Until such time as the number of outstanding common shares of the Corporation and Class B common shares of ESH REIT differ, we believe Adjusted Paired Share Income per Paired Share is useful to investors, as it represents one measure of the economic risks and rewards related to an investment in our Paired Shares. We believe that Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share provide meaningful indicators of the Company’s operating performance in addition to separate and/or individual analyses of net income attributable to common shareholders of the Corporation and net income attributable to Class B common shareholders of ESH REIT, each of which is impacted by specific U.S. GAAP requirements, including the recognition of contingent lease rental revenues and the recognition of lease rental revenues on a straight-line basis, and may not necessarily reflect how cash flows are generated on an individual entity or a total enterprise basis. Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share should not be considered as an alternative to net income of the Company, net income of the Corporation, net income of ESH REIT, net income per share of common stock of the Corporation, net income per share of Class A or Class B common stock of ESH REIT or any other measure of the Company, the Corporation or ESH REIT calculated in accordance with U.S. GAAP.
Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single, consolidated enterprise, which is reflected in the consolidated Company results of operations; therefore, we believe these performance measures are meaningful for the consolidated Company only.
The following table provides a reconciliation of net income attributable to Extended Stay America, Inc. common shareholders to Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share for the years ended December 31, 2016, 2015 and 2014 (in thousands, except per Paired Share data):

	Year Ended December 31,
	2016		2015		2014
Net income per Extended Stay America, Inc. common share - diluted	$0.35		$0.55		$0.19

Net income attributable to Extended Stay America, Inc. common shareholders	$69,932		$113,040		$39,596
Noncontrolling interests attributable to Class B common shares of ESH REIT	93,404		169,966		110,942
Paired Share Income	163,336		283,006		150,538
Debt extinguishment costs	26,233		3,014		9,405
Other non-operating (income) expense	(1,576)		2,732		3,763
Impairment of long-lived assets	9,828		9,011		2,300
Gain on sale of hotel properties	—		(130,894)		(864)
Other expenses	11,857	(1)	10,495	(2)	10,476	(3)
Tax effect of adjustments to Paired Share Income	(10,671)		17,335		(5,907)
Adjusted Paired Share Income	$199,007		$194,699		$169,711
Adjusted Paired Share Income per Paired Share – diluted	$0.99		$0.95		$0.83
Weighted average Paired Shares outstanding – diluted	200,736		204,567		204,508
________________________

(1)
Includes loss on disposal of assets of approximately $10.7 million, costs incurred in connection with the fourth quarter 2016 secondary offerings of approximately $1.1 million and transaction costs of approximately $0.1 million due to the revision of an estimate related to the Portfolio Sale.

(2)
Includes loss on disposal of assets of approximately $9.3 million, costs incurred in connection with the preparation of the registration statement filed in June 2015 and the November 2015 secondary offering of approximately $0.9 million and transaction costs of approximately $0.3 million related to the Portfolio Sale.

(3)
Includes loss on disposal of assets of approximately $5.6 million, public company transition costs of approximately $3.0 million, including approximately $1.5 million in costs incurred in connection with the August 2014 secondary offering and consulting fees of approximately $1.9 million related to the implementation of certain key strategic initiatives, including review of our corporate infrastructure.

Inflation
We do not believe that inflation had a material effect on our business during the years ended December 31, 2016, 2015 or 2014. Although we believe that increases in the rate of inflation will generally result in comparable increases in hotel room rates, severe inflation could contribute to a slowing of the national economy. Such a slowdown could result in a reduction in room rates and fewer room reservations, negatively impacting our revenues and net income.
Liquidity and Capital Resources
Company Overview
On a consolidated basis, we have historically generated significant cash flow from operations and have financed our ongoing business primarily with existing cash and cash flow generated from operations. We generated cash flow from operations of approximately $418.4 million for the year ended December 31, 2016. Our current liquidity requirements consist primarily of funds necessary to pay for operating expenses associated with our hotels, recurring maintenance and capital expenditures necessary to maintain our hotels, general and administrative expenses, interest expense, income taxes, Paired Share repurchases, Corporation distributions, required ESH REIT distributions, growth initiatives and the repayment of outstanding amounts under our revolving credit facilities. In addition to recurring maintenance and capital expenditures necessary to maintain our hotels, we are also performing, and expect to continue to perform, renovations to our hotels. See “—Capital Expenditures—Hotel Renovation Program.” We expect to fund our current liquidity requirements, including our hotel renovation program, from a combination of cash on hand, cash flow generated from operations and/or borrowings under our revolving credit facilities, as needed.
Long-term liquidity requirements are expected to include the need to (i) obtain funds to acquire, develop or construct additional hotels and/or to rebuild or repurpose existing hotel properties, (ii) complete future phases of hotel renovations and (iii) refinance (including prior to or in connection with debt maturity payments) ESH REIT’s 2016 Term Facility (as defined below) and the 2025 Notes maturing in August 2023 and May 2025, respectively. See Note 7 to the consolidated financial statements of Extended Stay America, Inc. and Note 6 to the consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 8 in this combined annual report on Form 10-K. We cannot assure you that the Corporation and/or ESH REIT will be able to refinance any of its debt on attractive terms at or before maturity, on commercially reasonable terms or at all, or the timing of any such refinancing. We expect to meet our long-term liquidity requirements through various sources of capital, including future debt financings or equity issuances by the Corporation and/or ESH REIT, existing working capital and cash flow generated from operations. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the current and future state of overall capital and credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing or prospective lenders, general market conditions for the lodging industry, our operating performance and liquidity and market perceptions about us. The success of our business strategies will depend, in part, on our ability to access these various capital sources. There can be no assurance that we will be able to raise any such financing on terms acceptable to us or at all.
The Company had cash and cash equivalents of approximately $84.2 million at December 31, 2016. Based upon the current level of operations, management believes that our cash flow from operations, together with our cash balances and available borrowings under our revolving credit facilities, will be adequate to meet our anticipated funding requirements and business objectives for the foreseeable future. We regularly review our capital structure and at any time may refinance or repay existing indebtedness, incur new indebtedness or issue debt or purchase debt or equity securities.

In February 2017, ESH REIT sought an amendment to the 2016 Term Facility from the lenders thereunder (such proposed amendment, the "Repricing Amendment").  The Repricing Amendment, if completed, would have the following impact on the 2016 Term Facility: (i) decrease the interest rate spread on LIBOR based loans from 3.0% to 2.5%; (ii) decrease the interest rate spread on base rate loans from 2.0% to 1.5%; (iii) remove the floor of 0.75% on LIBOR based loans; (iv) remove the floor of 2.0% on base rate loans; (v) remove ranges on interest rate spreads for all loan types that are currently dependent upon ESH REIT’s credit rating; and (vi) extend the 1% prepayment penalty through September 1, 2017 (prepayments made after September 1, 2017 are not subject to a prepayment penalty, other than customary “breakage” costs).  ESH REIT expects to complete the Repricing Amendment in early March 2017, subject to the satisfaction of customary closing conditions. The Repricing Amendment may be impacted by economic, market, industry and other conditions, most of which are beyond ESH REIT’s control. There can be no assurance that ESH REIT will be able to complete the Repricing Amendment on terms and conditions favorable to ESH REIT or at all, and ESH REIT may decide to terminate the Repricing Amendment before its completion.
In August 2016, ESH REIT entered into a new credit agreement providing for senior secured credit facilities (collectively, the "2016 ESH REIT Credit Facilities,”) consisting of a $1,300.0 million senior secured term loan facility (the “2016 Term
Facility”) and a $350 million senior secured revolving credit facility (the “2016 ESH REIT Revolving Credit Facility”). ESH
REIT borrowed $1,300.0 million at 99.5% of par value under the 2016 Term Facility and $50.0 million under the 2016 ESH
REIT Revolving Credit Facility upon closing of the facilities. Also in August 2016, the Corporation and ESH REIT entered into an agreement providing for an unsecured intercompany credit facility (the "Unsecured Intercompany Facility"), under which ESH REIT borrowed $75.0 million from the Corporation upon closing of the facility. ESH REIT used the proceeds from the 2016 Term Facility, the 2016 ESH REIT Revolving Credit Facility and the Unsecured Intercompany Facility, together with cash on hand, to fully repay the outstanding balance of approximately $1,497.6 million under its 2012 Mortgage Loan. As of December 31, 2016, ESH REIT had repaid $25.0 million of the borrowings outstanding under the Unsecured Intercompany Facility, approximately $3.3 million of the outstanding balance under the 2016 Term Facility and approximately $5.0 million of the borrowings outstanding under the 2016 ESH REIT Revolving Credit Facility. For a description of the 2016 ESH REIT Credit Facilities, Unsecured Intercompany Facility and new Corporation revolving credit facility, see Note 7 to the consolidated financial statements of Extended Stay America, Inc. and Note 6 to the consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 8 in this combined annual report on Form 10-K.
In March 2016, ESH REIT issued $800.0 million of additional 2025 Notes at 98.5% par value. ESH REIT received net proceeds of approximately $772.8 million which, together with cash on hand, were used to fully repay the balance of approximately $366.5 million outstanding under its former term loan facility and repay approximately $433.5 million of the outstanding balance under its 2012 Mortgage Loan.
In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program for up to $100 million of Paired Shares. In February 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $100 million to up to $200 million of Paired Shares. In December 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $200 million to up to $300 million of Paired Shares and extended the maturity date of the program through December 31, 2017, each effective January 1, 2017. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of December 31, 2016, the Corporation and ESH REIT repurchased and retired their respective portion of approximately 9.4 million Paired Shares for approximately $139.9 million. Subsequent to December 31, 2016, the Corporation and ESH REIT repurchased and retired their respective portion of 0.6 million additional Paired Shares for approximately $9.7 million. Approximately $150.4 million is remaining under the combined Paired Share repurchase program.
Distributions. On February 28, 2017, the Board of Directors of ESH REIT declared a cash distribution of $0.15 per Class A and Class B common share for the fourth quarter of 2016. Additionally, the Board of Directors of the Corporation declared a cash distribution of $0.04 per common share for the fourth quarter of 2016. These distributions, which total $0.19 per Paired Share, will be payable on March 28, 2017 to shareholders of record as of March 14, 2017.
The following table outlines distributions declared or paid during the years ended December 31, 2016, 2015 and 2014:

	Declaration Date	Record Date	Date Paid	ESH REIT Distribution	Corporation Distribution	Total Distribution
2016
	10/25/2016	11/8/2016	11/22/2016	$0.03	$0.16	$0.19
	7/28/2016	8/11/2016	8/25/2016	$0.10	$0.09	$0.19
	4/26/2016	5/10/2016	5/24/2016	$0.15	$0.04	$0.19
	2/23/2016	3/8/2016	3/22/2016	$0.15	$0.02	$0.17
2015
	12/10/2015	1/4/2016	1/18/2016	$0.19	$0.06	$0.25	(1)
	10/27/2015	11/10/2015	11/24/2015	$0.15	$0.02	$0.17
	7/30/2015	8/13/2015	8/27/2015	$0.15	$0.02	$0.17
	4/30/2015	5/14/2015	5/28/2015	$0.15	$0.02	$0.17
	2/26/2015	3/12/2015	3/26/2015	$0.15	$—	$0.15
2014
	11/7/2014	11/20/2014	12/5/2014	$0.15	$—	$0.15
	7/31/2014	8/14/2014	8/28/2014	$0.15	$—	$0.15
	4/24/2014	5/8/2014	5/22/2014	$0.15	$—	$0.15
	2/26/2014	3/12/2014	3/26/2014	$0.08	$—	$0.08
________________________
(1) Special Distribution
In the future, we intend to maintain or increase our current distribution of $0.19 per Paired Share per quarter unless our consolidated results of operations, net income, Adjusted EBITDA, liquidity, cash flows, financial condition or prospects, economic conditions or other factors differ materially from our current assumptions. We intend to make a significant portion of our expected total annual distributions in respect of the Class B common stock of ESH REIT. In the event distributions in respect of the Class B common stock of ESH REIT are not sufficient to meet our expected Paired Share distributions and/or additional tax efficiency opportunities exist, the expected Paired Share distributions may be completed through distributions in respect of the common stock of the Corporation using funds distributed to the Corporation in respect of the Class A common stock of ESH REIT, after allowance for tax, if any, on those funds. For the year ended December 31, 2016, the Corporations' distributions were classified as 100% qualified dividends and ESH REIT’s distributions per Class A and Class B common shares were classified as 100% ordinary income. See “Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Distribution Policies” for a description of our distribution policies.
The Corporation
The Corporation’s primary source of liquidity is distribution income it receives in respect of its ownership of 100% of the Class A common stock of ESH REIT and approximately 56% of the Class B common stock of ESH REIT. Other sources of liquidity include income from the operations of the Operating Lessees, ESA Management and ESH Strategies.
We expect that the Corporation will continue to distribute cash to its common shareholders, and that from time to time it will return cash to ESH REIT in order to fund the renovation, acquisition, development or construction of new hotels or the rebuilding or repurposing of existing hotel properties, the repayment of debt and for other corporate purposes. The Corporation may transfer cash to ESH REIT through the purchase of additional shares of Class A common stock, which would increase its ownership of ESH REIT and reduce the Company’s overall tax efficiency.
In August 2016, the Corporation loaned $75.0 million to ESH REIT through the Unsecured Intercompany Facility, $25.0 million of which had been repaid as of December 31, 2016. The Corporation may in the future loan additional funds to ESH REIT through the Unsecured Intercompany Facility or an additional intercompany facility, subject to the conditions contained in the 2016 ESH REIT Credit Facilities, the 2025 Notes and the Unsecured Intercompany Facility. The Corporation’s long-term liquidity requirements will also include the repayment of any outstanding amounts under the Corporation's revolving credit facility. See Note 7 to the consolidated financial statements of Extended Stay America, Inc., which are included in Item 8 in this combined annual report on Form 10-K.
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
ESH REIT
ESH REIT’s primary source of liquidity is rental revenues derived from leases with the Operating Lessees. ESH REIT’s primary uses of liquidity are fixed costs associated with ownership of hotel properties, including interest expense, scheduled principal payments on its outstanding indebtedness, real estate tax expense, property insurance premium and claims expense, general and administrative expense (including administrative costs reimbursed to the Corporation), capital expenditures, including those capital expenditures related to our hotel renovation program, and the payment of distributions. Other long-term liquidity requirements are expected to include the need to obtain funds to acquire, develop or construct additional hotels or the rebuilding or repurposing of existing hotel properties. In order to qualify and maintain its status as a REIT, ESH REIT must distribute annually to its shareholders an amount at least equal to:

•	90% of its REIT taxable income, computed without regard to the deduction for dividends paid and excluding any net capital gain; plus

•	90% of the excess of its net income, if any, from foreclosure property over the tax imposed on such income by the Code; less

•	the sum of certain items of non-cash income that exceeds a percentage of ESH REIT’s income.
ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. Accordingly, ESH REIT expects to distribute approximately100% of its taxable income for the foreseeable future. ESH REIT is subject to income tax on its taxable income that is not distributed and to an excise tax to the extent that certain percentages of its taxable income are not distributed by specified dates. To the extent distributions in respect of the Class B common stock of ESH REIT are not sufficient to meet our expected Paired Share distributions, Paired Share distributions are expected to be completed through distributions in respect of the common stock of the Corporation using funds distributed to the Corporation in respect of the Class A common stock of ESH REIT, after allowance for tax, if any, on those funds.
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
Comparison of Years Ended December 31, 2016 and December 31, 2015
We had unrestricted cash and cash equivalents of approximately $84.2 million and $373.2 million at December 31, 2016 and 2015, respectively. The following table summarizes the changes in our cash and cash equivalents as a result of operating, investing and financing activities for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015	Change ($)
Cash provided by (used in):
Operating activities	$418,405	$428,889	$(10,484)
Investing activities	(159,464)	66,289	(225,753)
Financing activities	(547,946)	(243,180)	(304,766)
Effects of changes in exchange rate on cash and cash equivalents	(76)	(83)	7
Net (decrease) increase in cash and cash equivalents	$(289,081)	$251,915	$(540,996)
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled approximately $418.4 million for the year ended December 31, 2016 compared to approximately $428.9 million for the year ended December 31, 2015, a decrease of approximately $10.5 million. Cash flows provided by operating activities decreased for the year ended December 31, 2016 due to the Portfolio Sale, an increase in interest expense, which included approximately $5.0 million in prepayment penalties and other costs in connection with the repayment of ESH REIT’s former term loan facility, an increase in income tax payments of approximately $9.1 million and increases in the use of short-term working capital. The decrease was partially offset by our improved performance on a Comparable Hotel basis, specifically a 3.9% increase in RevPAR.
Cash Flows (used in) provided by Investing Activities
Cash flows used in investing activities totaled approximately $159.5 million for the year ended December 31, 2016 compared to cash flows provided by investing activities of approximately $66.3 million for the year ended December 31, 2015. Cash flows used in investing activities increased due to the fact that during the year ended December 31, 2015, the Company received net proceeds of approximately $276.3 million related to the Portfolio Sale. Additionally, the Company increased its investment in property and equipment by approximately $20.6 million, partly due to our hotel renovation program as well as other capital projects. These increased uses of cash were offset by a decrease in restricted cash of approximately $74.3 million as a result of the repayment of ESH REIT’s 2012 Mortgage Loan, which required substantially all hotel revenues to be deposited into cash management accounts under the control of the loan service agent.
Cash Flows used in Financing Activities

Cash flows used in financing activities totaled approximately $547.9 million for the year ended December 31, 2016 compared to approximately $243.2 million for the year ended December 31, 2015, an increase of approximately $304.8 million. Cash flows used in financing activities increased due to Paired Share repurchases of approximately $139.9 million as well as an increase in net loan repayments of approximately $98.7 million and an increase in Paired Share distributions of approximately $65.1 million.
Comparison of Years Ended December 31, 2015 and December 31, 2014
We had unrestricted cash and cash equivalents of approximately $373.2 million and $121.3 million at December 31, 2015 and 2014, respectively. The following table summarizes the changes in our cash and cash equivalents as a result of operating, investing and financing activities for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014	Change ($)
Cash provided by (used in):
Operating activities	$428,889	$370,485	$58,404
Investing activities	66,289	(182,243)	248,532
Financing activities	(243,180)	(127,160)	(116,020)
Effects of changes in exchange rate on cash and cash equivalents	(83)	(215)	132
Net increase in cash and cash equivalents	$251,915	$60,867	$191,048
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled approximately $428.9 million for the year ended December 31, 2015 compared to approximately $370.5 million for the year ended December 31, 2014, an increase of approximately $58.4 million. Cash flows from operations were positively impacted during the year ended December 31, 2015 by additional cash generated through our improved hotel operating performance, specifically a 6.7% increase in RevPAR and a 200 bps increase in Hotel Operating Margin, slightly offset by higher income tax payments of approximately $33.4 million as a result of our improved performance and the Portfolio Sale.
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
Cash Flows used in Financing Activities
Cash flows used in financing activities totaled approximately $243.2 million for the year ended December 31, 2015 compared to approximately $127.2 million for the year ended December 31, 2014, an increase of approximately $116.0 million. Cash flows used in financing activities increased primarily due to an increase in net loan repayments of approximately $81.8 million, mainly related to the 2012 Mortgage Loan repayments of approximately $86.1 million in December 2015 as well as the mandatory prepayment of approximately $8.5 million on ESH REIT's former term loan facility in March 2015 partially offset by 2014 revolving credit facility repayments of $20.0 million. Additionally, there was an increase in Paired Share distributions of approximately $26.9 million.

Sources and Uses of Cash – ESH REIT
The following cash flow tables and comparisons are provided for ESH REIT:
Comparison of Years Ended December 31, 2016 and December 31, 2015
ESH REIT had unrestricted cash and cash equivalents of approximately $53.5 million and $223.3 million at December 31, 2016 and 2015, respectively. The following table summarizes the changes in ESH REIT’s cash and cash equivalents as a result of operating, investing and financing activities for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015	Change ($)
Cash provided by (used in):
Operating activities	$488,350	$511,985	$(23,635)
Investing activities	(158,698)	61,034	(219,732)
Financing activities	(499,402)	(383,579)	(115,823)
Net (decrease) increase in cash and cash equivalents	$(169,750)	$189,440	$(359,190)
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled approximately $488.4 million for the year ended December 31, 2016 compared to approximately $512.0 million for the year ended December 31, 2015, a decrease of approximately $23.6 million. Cash flows from operations decreased for the year ended December 31, 2016 due to the sale of 53 hotels in December 2015 and an increase in interest expense, which included approximately $5.0 million in prepayment penalties and other costs in connection with the repayment of ESH REIT’s former term loan facility.
Cash Flows (used in) provided by Investing Activities
Cash flows used in investing activities totaled approximately $158.7 million for the year ended December 31, 2016 compared to cash flows provided by investing activities of approximately $61.0 million for the year ended December 31, 2015. Cash flows used in investing activities increased due to the fact that during the year ended December 31, 2015, ESH REIT received net proceeds of approximately $265.0 million related to the sale of the 53 hotels in December 2015. Additionally, this increase was due to an increase in ESH REIT’s investment in property and equipment of approximately $23.1 million partly due to its hotel renovation program as well as other capital projects. These increases were partially offset by a decrease in restricted cash of approximately $71.5 million as a result of the repayment of ESH REIT’s 2012 Mortgage Loan, which required substantially all hotel revenues to be deposited into cash management accounts under the control of the loan service agent.
Cash Flows used in Financing Activities
Cash flows used in financing activities totaled approximately $499.4 million for the year ended December 31, 2016 compared to approximately $383.6 million for the year ended December 31, 2015, an increase of approximately $115.8 million. Cash flows used in financing activities increased due to ESH REIT Class B common stock repurchases of approximately $53.7 million, an increase in net loan repayments of approximately $48.4 million and an increase in ESH REIT Class A and Class B common stock distributions of approximately $8.2 million.

Comparison of Years Ended December 31, 2015 and December 31, 2014
ESH REIT had unrestricted cash and cash equivalents of approximately $223.3million and $33.8 million at December 31, 2015 and 2014, respectively. The following table summarizes the changes in ESH REIT’s cash and cash equivalents as a result of operating, investing and financing activities for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014	Change ($)
Cash provided by (used in):
Operating activities	$511,985	$432,857	$79,128
Investing activities	61,034	(153,307)	214,341
Financing activities	(383,579)	(264,355)	(119,224)
Effects of changes in exchange rate on cash and cash equivalents	—	24	(24)
Net increase in cash and cash equivalents	$189,440	$15,219	$174,221
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
Cash Flows used in Financing Activities
Cash flows used in financing activities totaled approximately $383.6 million for the year ended December 31, 2015 compared to approximately $264.4 million for the year ended December 31, 2014, an increase of approximately $119.2 million. Cash flows used in financing activities increased primarily due to an increase in net loan repayments of approximately $88.0 million, mainly related to ESH REIT's 2012 Mortgage Loan repayments of approximately $86.1 million in December 2015 as well as the mandatory prepayment of approximately $8.5 million on the ESH REIT's former term loan facility in March 2015, partially offset by 2014 revolving credit facility repayments of $20.0 million. Additionally, there was an increase in distributions paid on ESH REIT’s Class A and Class B common stock of approximately $32.2 million.
Capital Expenditures
We maintain each of our hotels in good repair and condition and in conformity with applicable laws and regulations. The cost of all improvements and significant alterations are generally made with cash flows from operations. During the years ended December 31, 2016, 2015 and 2014, we incurred capital expenditures of approximately $225.3 million, $204.7 million and $173.2 million, respectively. These capital expenditures were primarily made as a result of our hotel renovation program, which remains ongoing. Funding for future capital expenditures is expected to be provided primarily from cash flows generated from operations or, to the extent necessary, the Corporation or ESH REIT revolving credit facilities, including the Unsecured Intercompany Facility. In 2017, we expect to incur capital expenditures between $150.0 million and $180.0 million. As part of these capital expenditures, the Company expects to purchase land and to incur capital expenditures for new hotel development.

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
We have undertaken our hotel renovation program in phases. As of December 31, 2016, we have substantially completed renovations at 584 hotels, with total incurred costs of approximately $575.3 million. Also, as of December 31, 2016, we are in the process of performing renovations at 9 additional hotels and expect to begin renovations at all remaining unrenovated Extended Stay America-branded hotels during the first quarter of 2017, with combined estimated total cost of approximately $56.1 million, approximately $20.8 million of which was incurred in 2016. We expect to complete all hotel renovations under our current program by mid-2017.
Our Indebtedness
As of December 31, 2016, the Company’s consolidated total indebtedness was approximately $2.6 billion, including approximately $21.2 million of Corporation mandatorily redeemable preferred stock. ESH REIT's total indebtedness at December 31, 2016 was approximately $2.6 billion, including $50.0 million outstanding under the Unsecured Intercompany Facility and $45.0 million outstanding under the 2016 ESH REIT Revolving Credit Facility. For a detailed discussion of our outstanding indebtedness, see Notes 7 and 9 to the consolidated financial statements of Extended Stay America, Inc. and Note 6 to the consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 8 in this combined annual report on Form 10-K.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2016 (in thousands):

	Payments Due by Period
	Total	2017	2018	2019	2020	2021	Thereafter
ESH REIT 2016 Term Facility(1)	$1,296,750	$13,000	$13,000	$13,000	$13,000	$13,000	$1,231,750
ESH REIT 2025 Notes(2)	1,300,000	—	—	—	—	—	1,300,000
ESH REIT 2016 Revolving Credit Facility	45,000	—	—	—	—	45,000	—
Corporation mandatorily redeemable preferred stock	21,202	—	—	—	21,202	—	—
Interest payments on outstanding debt obligations(3)(4)(5)(6)	917,582	122,609	121,684	120,759	119,689	116,670	316,171
Operating lease obligations	94,285	2,718	2,788	2,843	2,964	2,288	80,684
Other commitments (7)	4,819	299	299	299	321	329	3,272
Total contractual obligations	$3,679,638	$138,626	$137,771	$136,901	$157,176	$177,287	$2,931,877
_________________

(1)
The 2016 Term Facility is included on the Company’s consolidated balance sheet net of unamortized deferred financing costs and debt discount of approximately $15.8 million and $6.2 million, respectively. Contractual obligations exclude mandatory prepayments related to ESH REIT's Excess Cash Flow for future years as they are not currently known. Annual mandatory prepayments commence with the year ending December 31, 2017 and are due each year thereafter in the first quarter of the following year.

(2)
The 2025 Notes are included on the Company’s consolidated balance sheet net of unamortized deferred financing costs and debt discount of approximately $23.5 million and $11.0 million, respectively. ESH REIT may redeem the 2025 Notes at any time at specified redemption prices.

(3)	Floating rate interest calculated using current LIBOR floor of 0.75% for the portion of the 2016 Term Facility not subject to an interest rate swap.

(4)	Interest calculated using LIBOR plus 1.175% for portion of the 2016 Term Facility subject to interest rate swap.

(5)	Floating rate interest calculated using LIBOR for the 2016 ESH REIT Revolving Credit Facility.

(6)	Includes dividends payable on the Corporation’s mandatorily redeemable preferred stock.

(7)	The Company has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of the properties is located. The initial term of the agreement terminates in 2031.

Off-Balance Sheet Arrangements
Neither the Corporation nor ESH REIT have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. See Note 13 to the consolidated financial statements of Extended Stay America, Inc. and Note 12 to the consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 8 in this combined annual report on Form 10-K, for additional information with respect to commitments and contingencies.
Critical Accounting Policies
Our discussion and analysis of our historical financial condition and results of operations is based on the Company’s and ESH REIT's historical consolidated financial statements, each of which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ significantly from these estimates and assumptions. We believe the following accounting policies, which are described in detail in Note 2 to each of the consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., both of which are included in Item 8 of this combined annual report on Form 10-K, require material subjective or complex judgments and have the most significant impact on the Company’s and ESH REIT’s financial condition and results of operations: property and equipment, goodwill, revenue recognition, income taxes, equity-based compensation and investments. We evaluate estimates, assumptions and judgments on an ongoing basis, based on information that is then available to us, our experience and various matters that we believe are reasonable and appropriate for consideration under the circumstances.
Recent Accounting Pronouncements
For discussion of recently issued accounting standards, see Note 2 to each of the consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., both of which are included in Item 8 in this combined annual report on Form 10-K.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Both the Corporation and ESH REIT may seek to reduce earnings and cash flow volatility associated with changes in interest rates, foreign currency exchange rates and commodity prices by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility, when applicable. We have exposure to such risks to the extent they are not hedged. We may enter into derivative financial arrangements to the extent they meet the foregoing objectives. We do not use derivatives for trading or speculative purposes.
The Corporation
As of December 31, 2016, the Corporation had minimal exposure to market risk from changes in interest rates because it had no variable rate debt as there were no outstanding amounts drawn on the Corporation revolving credit facility. The Corporation’s exposure to market risk from changes in interest rates will increase in future periods should the Corporation incur variable rate debt, including draws on the Corporation's revolving credit facility. As noted in Note 2 to the consolidated financial statements of Extended Stay America, Inc., which are included in Item 8 in this combined annual report on Form 10-K, the Corporation and ESH REIT executed a purchase and sale agreement to divest three Extended Stay Canada hotels for $76.0 million Canadian dollars, of which approximately $3.0 million Canadian dollars relate to Corporation assets. Until the transaction’s expected closing in 2017, the Corporation has exposure to market risk from changes in foreign currency exchange rates with respect to the contracted sales price. Approximately $2.0 million is included in accumulated other comprehensive loss for the Corporation on a stand-alone basis related to foreign currency translation loss as of December 31, 2016. Upon closing, this amount will be recorded as a charge against earnings. The charge is expected to fully erode the gain on sale, such that the Corporation expects to recognize a net loss on its portion of the sale.
ESH REIT
As of December 31, 2016, approximately $1.3 billion of ESH REIT’s outstanding debt of approximately $2.6 billion had a variable interest rate. ESH REIT is a counterparty to a floating-to-fixed interest rate swap at a fixed rate of 1.175% and a floating rate subject to a floor of 0.75%. The notional amount of the interest rate swap as of December 31, 2016 was $500.0 million, which is reduced by $50.0 million every six months until September 2021. The remaining outstanding variable interest rate debt of approximately $841.8 million ($796.8 million of which is subject to a LIBOR floor of 0.75%) remains subject to interest rate risk . If market rates of interest on ESH REIT’s variable interest rate debt fluctuate by 1.0%, interest expense would increase or decrease by approximately $8.4 million annually, assuming that the amount outstanding under ESH REIT’s variable interest rate debt remains at approximately $841.8 million.
As of December 31, 2016, the book value of ESH REIT’s hotels that are owned outside the United States, comprised of three hotels in Canada, represented less than 1.5% of the book value of all of ESH REIT's hotels. ESH REIT has exposure to market risk from changes in foreign currency exchange rates for these Canadian hotels. As noted in Note 2 to the consolidated financial statements of ESH Hospitality, Inc., which are included in Item 8 in this combined annual report on Form 10-K, ESH REIT is party to a purchase and sale agreement to divest the three Extended Stay Canada hotels for $76.0 million Canadian dollars, of which approximately $73.0 million Canadian dollars relate to ESH REIT assets. Until the transaction’s expected closing in 2017, ESH REIT has exposure to market risk from changes in foreign currency exchange rates with respect to the contracted sales price. Approximately $13.1 million is included in accumulated other comprehensive loss for ESH REIT on a stand-alone basis related to foreign currency translation loss as of December 31, 2016. Upon closing, this amount will be recorded as a charge against earnings. The charge is expected to fully erode the gain on sale, such that that ESH REIT expects to recognize a net loss on its portion of the sale.

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Extended Stay America, Inc.
Charlotte, North Carolina
We have audited the accompanying consolidated balance sheets of Extended Stay America, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Extended Stay America, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 28, 2017

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2016 AND 2015
(In thousands, except share and per share data)

	December 31, 2016	December 31, 2015
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $973,669 and $781,929	$3,905,304	$3,921,341
RESTRICTED CASH	21,614	84,416
CASH AND CASH EQUIVALENTS	84,158	373,239
INTANGIBLE ASSETS - Net of accumulated amortization of $8,350 and $7,010	28,383	29,723
GOODWILL	53,531	53,531
ACCOUNTS RECEIVABLE - Net of allowance for doubtful accounts of $2,634 and $2,413	20,837	18,164
DEFERRED TAX ASSETS	16,376	—
OTHER ASSETS	50,101	48,486
TOTAL ASSETS	$4,180,304	$4,528,900
LIABILITIES AND EQUITY
LIABILITIES:
Term loan facilities payable - Net of unamortized deferred financing costs and debt discount of $21,994 and $4,940	$1,274,756	$361,523
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $34,482 and $10,756	1,265,518	489,244
Mortgage loan payable - Net of unamortized deferred financing costs of $19,536	—	1,911,621
Revolving credit facilities	45,000	—
Mandatorily redeemable preferred stock - $0.01 par value, $1,000 redemption value, 8.0%, 350,000,000 shares authorized, 21,202 shares issued and outstanding	21,202	21,202
Accounts payable and accrued liabilities	193,303	243,969
Deferred tax liabilities	3,286	12,984
Total liabilities	2,803,065	3,040,543
COMMITMENTS AND CONTINGENCIES (Note 13)
EQUITY:
Common stock - $0.01 par value, 3,500,000,000 shares authorized, 195,406,944 and 204,593,912 shares issued and outstanding	1,957	2,049
Additional paid in capital	774,811	784,194
Retained earnings	23,679	102,184
Accumulated other comprehensive loss	(5,615)	(8,754)
Total Extended Stay America, Inc. shareholders’ equity	794,832	879,673
Noncontrolling interests	582,407	608,684
Total equity	1,377,239	1,488,357
TOTAL LIABILITIES AND EQUITY	$4,180,304	$4,528,900
See accompanying notes to consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(In thousands, except per share data)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
REVENUES:
Room revenues	$1,250,865	$1,265,653	$1,195,816
Other hotel revenues	19,728	19,100	17,659
Total revenues	1,270,593	1,284,753	1,213,475
OPERATING EXPENSES:
Hotel operating expenses	580,772	604,087	592,101
General and administrative expenses	98,045	98,625	84,381
Depreciation and amortization	221,309	203,897	187,207
Impairment of long-lived assets	9,828	9,011	2,300
Total operating expenses	909,954	915,620	865,989
GAIN ON SALE OF HOTEL PROPERTIES (Note 4)	—	130,894	864
OTHER INCOME	25	45	388
INCOME FROM OPERATIONS	360,664	500,072	348,738
OTHER NON-OPERATING (INCOME) EXPENSE	(1,576)	2,732	3,763
INTEREST EXPENSE, NET	164,537	137,782	149,364
INCOME BEFORE INCOME TAX EXPENSE	197,703	359,558	195,611
INCOME TAX EXPENSE	34,351	76,536	45,057
NET INCOME	163,352	283,022	150,554
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(93,420)	(169,982)	(110,958)
NET INCOME ATTRIBUTABLE TO EXTENDED STAY AMERICA, INC. COMMON SHAREHOLDERS	$69,932	$113,040	$39,596
NET INCOME PER EXTENDED STAY AMERICA, INC. COMMON SHARE:
Basic	$0.35	$0.55	$0.19
Diluted	$0.35	$0.55	$0.19
WEIGHTED-AVERAGE EXTENDED STAY AMERICA, INC. COMMON SHARES OUTSTANDING:
Basic	200,572	204,211	203,548
Diluted	200,736	204,567	204,508
See accompanying notes to consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(In thousands)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
NET INCOME	$163,352	$283,022	$150,554
FOREIGN CURRENCY TRANSLATION GAIN (LOSS), NET OF TAX OF $1,207, $2,516 AND $0	1,713	(6,321)	(2,728)
INTEREST RATE CASH FLOW HEDGE GAIN, NET OF TAX OF $1,109	3,882	—	—
COMPREHENSIVE INCOME	168,947	276,701	147,826
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(95,876)	(166,605)	(109,972)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EXTENDED STAY AMERICA, INC. COMMON SHAREHOLDERS	$73,071	$110,096	$37,854
See accompanying notes to consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(In thousands, except per share data)

	Common Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Extended Stay America, Inc. Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
BALANCE - January 1, 2014	204,788	$2,048	$772,359	$(25,763)	$(4,068)	$744,576	$596,632	$1,341,208
Net income	—	—	—	39,596	—	39,596	110,958	150,554
Foreign currency translation loss, net of tax	—	—	—	—	(1,742)	(1,742)	(986)	(2,728)
ESH REIT common distributions - $0.53 per Class B common share	—	—	—	—	—	—	(108,504)	(108,504)
ESH REIT preferred distributions	—	—	—	—	—	—	(16)	(16)
Equity-based compensation	(271)	—	7,088	—	—	7,088	1,715	8,803
BALANCE - December 31, 2014	204,517	2,048	779,447	13,833	(5,810)	789,518	599,799	1,389,317
Net income	—	—	—	113,040	—	113,040	169,982	283,022
Foreign currency translation loss, net of tax	—	—	—	—	(2,944)	(2,944)	(3,377)	(6,321)
Corporation common distributions - $0.12 per common share	—	—	—	(24,689)	—	(24,689)	—	(24,689)
ESH REIT common distributions - $0.79 per Class B common share	—	—	—	—	—	—	(162,351)	(162,351)
ESH REIT preferred distributions	—	—	—	—	—	—	(16)	(16)
Equity-based compensation	77	1	4,747	—	—	4,748	4,647	9,395
BALANCE - December 31, 2015	204,594	2,049	784,194	102,184	(8,754)	879,673	608,684	1,488,357
Net income	—	—	—	69,932	—	69,932	93,420	163,352
Foreign currency translation gain, net of tax	—	—	—	—	1,438	1,438	275	1,713
Interest rate cash flow hedge gain, net of tax	—	—	—	—	1,701	1,701	2,181	3,882
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(9,415)	(94)	—	(86,126)	—	(86,220)	(53,675)	(139,895)
Corporation common distributions - $0.31 per common share	—	—	—	(62,311)	—	(62,311)	—	(62,311)
ESH REIT common distributions - $0.43 per Class B common share	—	—	—	—	—	—	(87,605)	(87,605)
ESH REIT preferred distributions	—	—	—	—	—	—	(16)	(16)
Adjustment to noncontrolling interest for change in ownership of ESH REIT	—	—	(13,508)	—	—	(13,508)	13,508	—
Equity-based compensation	228	2	4,125	—	—	4,127	5,635	9,762
BALANCE - December 31, 2016	195,407	$1,957	$774,811	$23,679	$(5,615)	794,832	$582,407	$1,377,239
See accompanying notes to consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(In thousands)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
OPERATING ACTIVITIES:
Net income	$163,352	$283,022	$150,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	219,969	202,531	185,833
Amortization of intangible assets	1,340	1,366	1,374
Foreign currency transaction (gain) loss	(1,576)	2,732	3,763
Amortization and write-off of deferred financing costs and debt discount	31,116	12,608	19,597
Amortization of above-market ground leases	(136)	(136)	(136)
Loss on disposal of property and equipment	10,740	9,299	3,144
Impairment of long-lived assets	9,828	9,011	2,300
Gain on sale of hotel properties	—	(130,894)	(864)
Equity-based compensation	12,000	10,500	8,803
Deferred income tax (benefit) expense	(25,975)	8,709	(520)
Changes in assets and liabilities:
Accounts receivable, net	(2,655)	8,306	(5,040)
Other assets	1,829	(2,755)	(821)
Accounts payable and accrued liabilities	(1,427)	14,590	2,498
Net cash provided by operating activities	418,405	428,889	370,485
INVESTING ACTIVITIES:
Purchases of property and equipment	(225,323)	(204,717)	(173,239)
Proceeds from asset dispositions, net	—	277,108	3,223
Decrease (increase) in restricted cash and insurance collateral	62,901	(11,363)	(26,151)
Proceeds from insurance recoveries	2,958	5,261	13,924
Net cash (used in) provided by investing activities	(159,464)	66,289	(182,243)
FINANCING ACTIVITIES:
Principal payments on mortgage loan	(1,931,157)	(586,892)	(1,794)
Proceeds from term loan facilities, net of debt discount	1,293,500	—	373,125
Principal payments on term loan facilities	(366,463)	(8,537)	—
Proceeds from senior notes, net of debt discount	788,000	500,000	—
Proceeds from revolving credit facilities	70,000	90,000	210,000
Principal payments on revolving credit facilities	(25,000)	(90,000)	(230,000)
Principal payments on mezzanine loans	—	—	(365,000)
Payments of deferred financing costs	(34,475)	(11,476)	(5,222)
Tax withholdings related to restricted stock unit settlements	(2,229)	(1,105)	—
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(139,895)	—	—
Corporation common distributions	(74,153)	(12,278)	—
ESH REIT common distributions	(126,058)	(122,876)	(108,253)
ESH REIT preferred distributions	(16)	(16)	(16)
Net cash used in financing activities	(547,946)	(243,180)	(127,160)
CHANGES IN CASH AND CASH EQUIVALENTS DUE TO CHANGES IN FOREIGN CURRENCY EXCHANGE RATES	(76)	(83)	(215)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(289,081)	251,915	60,867
CASH AND CASH EQUIVALENTS—Beginning of period	373,239	121,324	60,457
CASH AND CASH EQUIVALENTS—End of period	$84,158	$373,239	$121,324
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties	$117,518	$120,220	$125,258
Cash payments for income taxes—Net of refunds of $2,026, $97 and $281	$78,903	$69,825	$36,379
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable and accrued liabilities	$21,912	$23,951	$15,912
Principal payments on term loan facilities included in accounts payable and accrued liabilities	$3,250	$—	$—
Deferred financing costs included in accounts payable and accrued liabilities	$79	$—	$—
Corporation common distributions included in accounts payable and accrued liabilities	$559	$12,411	$—
ESH REIT common distributions included in accounts payable and accrued liabilities	$1,269	$39,734	$259
See accompanying notes to consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2016 AND 2015 AND FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

1.	BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION
Extended Stay America, Inc. (the “Corporation”) was incorporated in the state of Delaware on July 8, 2013. ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. On November 18, 2013, the Corporation and ESH REIT completed an initial public offering of 32.5 million Paired Shares. A "Paired Share" consists of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. The Corporation owns, and is expected to continue to own, all of the issued and outstanding Class A common stock of ESH REIT, which currently represents approximately 56% of the outstanding common stock of ESH REIT. Due to its controlling interest in ESH REIT, the Corporation consolidates the financial position, results of operations, comprehensive income and cash flows of ESH REIT. The term, “the Company,” as used herein refers to the Corporation and its consolidated subsidiaries, including ESH REIT, presented on a consolidated basis.
As of December 31, 2016 and 2015, the Company owned and operated 626 hotel properties, respectively, in 44 U.S. states, consisting of approximately 68,900 rooms, and three hotels in Canada, consisting of 500 rooms. On December 8, 2015, the Company completed the Portfolio Sale (as defined in Note 4). As such, for the period from January 1, 2015 through December 7, 2015, the Company owned and operated 682 hotels consisting of 76,000 rooms.
The hotel properties are owned by wholly-owned subsidiaries of ESH REIT and are operated by wholly-owned subsidiaries of the Corporation (the "Operating Lessees") pursuant to leases between ESH REIT and the Operating Lessees. The hotels are managed by ESA Management LLC ("ESA Management"), a wholly-owned subsidiary of the Corporation. The substantial majority of the hotels are operated under the core brand, Extended Stay America. The three hotels in Canada are operated under the brand Extended Stay Canada. The brands are owned by ESH Hospitality Strategies LLC ("ESH Strategies"), a wholly-owned subsidiary of the Corporation.
As of December 31, 2016, the Corporation had approximately 195.4 million shares of common stock outstanding, approximately 55.9% of which were owned by the public and approximately 44.1% of which were owned by Centerbridge Partners, L.P., Paulson & Co. Inc. and The Blackstone Group, L.P. and their funds or affiliates (collectively, the “Sponsors”) and senior management, including certain directors. As of December 31, 2016, ESH REIT’s common equity consisted of the following: (i) approximately 250.5 million shares of Class A common stock outstanding (approximately 56% of its common equity), all of which were owned by the Corporation, and (ii) approximately 195.4 million shares of Class B common stock outstanding (approximately 44% of its common equity), approximately 55.9% of which were owned by the public and approximately 44.1% of which were owned by the Sponsors and senior management, including certain directors.
As of December 31, 2015, the Corporation had approximately 204.6 million shares of common stock outstanding, approximately 36.9% of which were owned by the public and approximately 63.1% of which were owned by the Sponsors and senior management, including certain directors. As of December 31, 2015, ESH REIT’s common equity consisted of the following: (i) approximately 250.5 million shares of Class A common stock outstanding (approximately 55% of its common equity), all of which were owned by the Corporation, and (ii) approximately 204.6 million shares of Class B common stock outstanding (approximately 45% of its common equity), approximately 36.9% of which were owned by the public and approximately 63.1% of which were owned by the Sponsors and senior management, including certain directors.
Paired Share Repurchase Program
In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program for up to $100 million of Paired Shares. In February 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $100 million to up to $200 million of Paired Shares. In December 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $200 million to up to $300 million of Paired Shares and extended the maturity of the Paired Share repurchase program through December 31, 2017, each effective January 1, 2017. Repurchases may be made at management's discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice. As of December 31, 2016, the Corporation and ESH REIT repurchased and retired approximately 9.4 million Paired Shares for approximately $86.2 million and $53.7 million, respectively, of which approximately 3.85 million Paired Shares were repurchased and retired from certain Selling Stockholders, as discussed below.

Secondary Offerings
In August 2014, certain selling stockholders (the “Selling Stockholders”) sold 24.2 million Paired Shares as part of a secondary offering. The Selling Stockholders consisted solely of entities affiliated with the Sponsors and did not include officers or directors of the Corporation or ESH REIT. Neither the Corporation nor ESH REIT sold Paired Shares in the secondary offering and neither received proceeds from the secondary offering. The Corporation and ESH REIT did, however, incur professional fees in connection with the secondary offering. For the year ended December 31, 2014, total incurred expenses were approximately $1.5 million.
In June 2015, the Corporation and ESH REIT filed an automatic shelf registration statement with the U.S. Securities and Exchange Commission (“SEC”) pursuant to which, from time to time, (i) the Corporation and ESH REIT may offer and sell an unlimited number of Paired Shares and (ii) the Sponsors may offer and sell, on a cumulative basis, up to 142,960,388 Paired Shares. In November 2015, certain Selling Stockholders sold 15.0 million Paired Shares registered pursuant to the automatic shelf registration statement as part of the secondary offering. The Selling Stockholders consisted solely of entities affiliated with the Sponsors and did not include officers or directors of the Corporation or ESH REIT. Neither the Corporation nor ESH REIT sold Paired Shares in the secondary offering and neither received proceeds from the secondary offering. The Corporation and ESH REIT did, however, incur professional fees in connection with filing the automatic shelf registration and the secondary offering totaling approximately $0.9 million during the year ended December 31, 2015.
In October, November and December 2016, certain Selling Stockholders sold approximately 15.0 million, 14.0 million and 13.1 million Paired Shares, respectively, pursuant to the automatic shelf registration statement as part of secondary offerings, of which the Corporation and ESH REIT repurchased and retired, in the aggregate, approximately 3.85 million Paired Shares for approximately $35.1 million and $21.6 million, respectively. The Selling Stockholders consisted solely of entities affiliated with the Sponsors and did not include officers or directors of ESH REIT or the Corporation. Neither the Corporation nor ESH REIT sold Paired Shares in these secondary offerings and neither received proceeds from these secondary offerings. The Corporation and ESH REIT did, however, incur professional fees in connection with these secondary offerings totaling approximately $1.1 million for the year ended December 31, 2016.
Basis of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”), and include the financial position, results of operations, comprehensive income, changes in equity and cash flows of the Corporation and its consolidated subsidiaries, including ESH REIT. Third party equity interests in the Corporation's consolidated subsidiaries are presented as noncontrolling interests. Despite the fact that each share of Corporation common stock is paired on a one-for-one basis with each share of ESH REIT Class B common stock, the Corporation does not own the ESH REIT Class B common stock; therefore, ESH REIT Class B common stock represents a third party equity interest. As such, the rights associated with the ESH REIT Class B common stock, along with other third party equity interests in ESH REIT, which include 125 shares of preferred stock, are presented as noncontrolling interests in the accompanying consolidated financial statements (see Note 12). Changes in ownership interests in a consolidated subsidiary that do not result in a loss of control are accounted for as equity transactions. All intercompany accounts and transactions have been eliminated.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates—The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management used significant estimates to determine the estimated useful lives of tangible assets as well as in the assessment of tangible and intangible assets, including goodwill, for impairment, estimated liabilities for insurance reserves and the grant-date fair value of certain equity-based awards. Actual results could differ from those estimates.
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
Restricted Cash—Restricted cash consists of deposits held for insurance collateral of approximately $21.3 million and $21.2 million as of December 31, 2016 and 2015, respectively. Prior to 2016, restricted cash also included amounts held in escrowed cash management accounts and in escrows for the payment of hotel occupancy/sales taxes, real estate taxes and insurance, capital improvements, ground leases, operating expenses and mortgage debt service, all as were required by ESH REIT’s former mortgage loan agreement (see Note 7).
Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivable primarily consists of receivables due from corporate customers and third-party internet intermediaries. A provision for doubtful accounts is made when collection of receivables is considered doubtful. Balances are considered past due when payment is not received by the contractual due date. When management determines that accounts receivable are uncollectible, they are written off against the allowance for doubtful accounts. There were not a material amount of write-offs recognized during the years ended December 31, 2016, 2015 or 2014.
Property and Equipment—Property and equipment additions are recorded at cost. Major improvements that extend the life or utility of property or equipment are capitalized and depreciated over a period equal to the shorter of the estimated useful life of the improvement or the remaining estimated useful life of the asset. Ordinary repairs and maintenance are charged to expense as incurred.
Depreciation and amortization are recorded on a straight-line basis over the following estimated useful lives:

Hotel buildings	7–49 years
Hotel building improvements	3–39 years
Hotel site improvements	3–20 years
Hotel furniture, fixtures and equipment	3–10 years
Corporate furniture, fixtures, equipment, software and other	3–15 years
Management assesses the performance of long-lived assets for potential impairment quarterly, as well as when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by a comparison of the carrying amount of a hotel property to the estimated future undiscounted cash flows expected to be generated by each hotel property. Impairment is recognized when estimated future undiscounted cash flows, including proceeds from disposition, are less than the carrying value of each hotel property. To the extent that a hotel property is impaired, the excess carrying amount over its estimated fair value is recognized as an impairment charge and reduces income from operations. Fair value is determined based upon the discounted cash flows of the hotel property, quoted market prices or independent appraisals, as considered necessary. The Company recognized impairment charges related to property and equipment of approximately $9.8 million, $9.0 million and $2.3 million for the years ended December 31, 2016, 2015 and 2014, respectively (see Note 5). The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, then an impairment charge to reduce the carrying value of a hotel property could occur in a future period in which conditions change.
Intangible Assets and Liabilities—Intangible assets and liabilities include trademarks, above-market contracts, corporate customer relationships and customer databases. Above-market contracts, corporate customer relationships and customer databases are amortized using the straight-line method over their estimated remaining useful lives, which in the case of contracts is typically the remaining non-cancelable term. Finite-lived intangible assets are reviewed for impairment quarterly and whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. Trademarks are not amortized. Indefinite-lived intangible assets are reviewed for impairment quarterly. The Company tests for impairment more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. At such time their classification as indefinite-lived intangible assets is reassessed. The Company first assesses qualitative factors to determine if it is not more likely than not that the fair value of its indefinite-lived intangible assets is less than its carrying amount. No impairment charges related to intangible assets were recognized during the years ended December 31, 2016, 2015 or 2014.
Goodwill—Goodwill represents the excess purchase price over the fair value of net assets acquired. The Company tests goodwill for impairment quarterly and more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has one operating segment, which is its reporting unit; therefore, management analyzes goodwill associated with all hotels when analyzing for potential impairment. The Company first assesses qualitative factors to determine if it is not more likely than not that the fair value of its reporting unit is less than its carrying amount. No impairment charges related to goodwill were recognized during the years ended December 31, 2016, 2015 or 2014.
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
Discontinued Operations—Effective January 1, 2014, the Company early adopted Accounting Standards Update (“ASU”) No. 2014-08 issued by the Financial Accounting Standards Board ("FASB"). This update defines discontinued operations as a component of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, which generally results in reporting discontinued operations less frequently than under the previous accounting standard.
Deferred Financing Costs—Effective December 31, 2015, the Company early adopted FASB ASU No. 2015-03 and ASU No. 2015-15 as discussed further in “Recently Issued Accounting Standards” below. Costs incurred in obtaining financing are amortized over the terms of the related loans on a straight-line basis, which approximates the effective interest method. Deferred financing costs are presented in the accompanying consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability, except those incurred under a revolving-debt arrangement which are presented as a component of other assets. Upon repayment, or in conjunction with a material change in the terms of the underlying debt agreement, remaining unamortized costs are included as a component of net interest expense. During the years ended December 31, 2016, 2015 and 2014, approximately $20.0 million, $2.1 million and $5.1 million, respectively, of unamortized deferred financing costs, primarily related to the prepayment of mortgage and mezzanine loans, are included in net interest expense in the accompanying consolidated statements of operations. Amortization of deferred financing costs unrelated to the prepayment of mortgage and mezzanine loans, which is also included in net interest expense in the accompanying consolidated statements of operations, was approximately $8.5 million, $10.1 million and $14.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Revenue Recognition—Room and other hotel revenues are recognized when services are provided. Amounts paid in advance by customers are recorded as deferred revenues and included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. Other hotel revenues primarily consist of revenues derived from guest laundry, pet fees, internet fees, additional housekeeping, telephone and other miscellaneous fees or services. Occupancy, hotel and other sales taxes collected from customers and remitted to the taxing authorities are excluded from revenues.
Advertising Costs—Advertising costs are expensed as incurred. For the years ended December 31, 2016, 2015 and 2014, total advertising costs were approximately $21.6 million, $24.1 million and $28.3 million, respectively, and are classified as hotel operating expenses in the accompanying consolidated statements of operations.
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
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, term loans, senior notes, mandatorily redeemable preferred stock and revolving credit facilities.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities and revolving credit facilities are representative of their fair values due to the short-term nature or frequent settlement of these instruments. The fair values of term loans, senior notes and mandatorily redeemable preferred stock are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on the Company’s current term loans, senior notes and mandatorily redeemable preferred stock or from quoted market prices, when available (see Notes 7 and 9).
Derivative Instruments—The Company from time to time uses derivative instruments to manage its exposure to interest rate, foreign currency exchange rate and commodity price risks. The Company’s primary objective in holding derivatives is to reduce the volatility of cash flows and earnings associated with changes in interest rates, foreign currency exchange rates and commodity prices. The Company’s derivatives expose it to credit risk to the extent that counterparties may be unable to meet the terms of the agreement. The Company seeks to mitigate such risks by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. Management does not expect material losses as a result of defaults by counterparties.
Derivative instruments, including derivative instruments embedded in other contracts, are recorded in the accompanying consolidated balance sheets as either assets or liabilities measured at fair value, unless the transactions qualify and are designated as normal purchases and sales. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met (see Note 8). The Company does not enter into derivative instruments for trading or speculative purposes.
Insurance Reserves—The Company utilizes various high-deductible insurance programs for workers’ compensation, general liability and health insurance claims. Retained losses require estimates in determining the liability for claims arising under these programs. Workers’ compensation, general liability and health insurance liabilities are estimated using actuarial evaluations based on historical and projected claims and medical and other cost trends. As of December 31, 2016 and 2015, approximately $41.1 million and $39.3 million, respectively, of liabilities for such high-deductible insurance programs are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
Investments—The Company consolidates a subsidiary when it has the ability to direct the activities that most significantly impact the economic performance of the subsidiary. Judgment is required with respect to the consolidation of investments, including partnership and joint venture entities, in terms of the evaluation of control, including assessment of the importance of rights and privileges of the partners based on voting rights, as well as financial interests that are not controllable through voting interests. Third party equity interests in consolidated subsidiaries are presented as noncontrolling interests.
The Company evaluates subsidiaries and affiliates, as well as other entities, to determine if they are variable interest entities ("VIEs"). If a subsidiary, affiliate or other entity is a VIE, it is subject to the consolidation framework specifically for VIEs. The Company considers an entity a VIE if equity investors own an interest therein that does not have the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In accordance with FASB ASC 810, "Consolidations," the Company reviews subsidiaries and affiliates, as well as other entities, to determine if (i) they should be considered VIEs, and (ii) whether their consolidation determinations should change based on changes in their characteristics.
Income Taxes—The Corporation’s taxable income includes the taxable income of its wholly-owned subsidiaries, ESA Management, ESH Strategies and the Operating Lessees, distribution income related to its ownership of approximately 56% of ESH REIT. As a result, approximately 56% of ESH REIT’s distributions are subject to corporate income tax.
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. ESH REIT’s deferred tax rates are adjusted to reflect expected future distributions and the deduction allowed upon distribution. The Corporation’s deferred tax assets and liabilities include the estimated impact of the future reversal of ESH REIT's deferred tax assets and liabilities which affect future dividend income to be recognized by the Company upon distribution.
The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position, and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
ESH REIT has elected to be taxed as and expects to continue to qualify as a real estate investment trust (“REIT”) under provisions of the Internal Revenue Code of 1986, as amended (the "Code"). A REIT is a legal entity that holds real estate assets and is generally not subject to federal and state income taxes. In order to maintain qualification as a REIT, ESH REIT is required to distribute at least 90% of its taxable income, excluding capital gains, to its shareholders each year. In addition, ESH REIT must meet a number of complex organizational and operational requirements. If ESH REIT were to fail to qualify as a REIT in any taxable year, it would be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and generally would be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it lost its REIT qualification. Even in qualifying as a REIT, ESH REIT may be subject to state and local taxes in certain jurisdictions, and is subject to federal income and excise taxes on undistributed income.
In 2016, ESH REIT distributed approximately 100% of its taxable income and, as a result, incurred minimal current federal income tax. In the future, ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. ESH REIT expects that such distributions will be approximately 100% of its taxable income.
Foreign Currency—The financial statements of certain of the Company’s subsidiaries and its investments therein are maintained in their functional currency, the Canadian dollar (“C$”), and their revenues and expenses are translated into U.S. dollars using the average exchange rate for the period. The assets and liabilities of these subsidiaries are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. As of December 31, 2016 and 2015, foreign currency translation losses, net of tax, of approximately $7.3 million and $8.8 million, respectively, are reflected in accumulated other comprehensive loss as a component of equity in the accompanying consolidated balance sheets. Foreign currency transaction (gains) losses related to U.S. dollar denominated debt at Canadian subsidiaries of approximately $(1.6) million, $2.7 million and $3.8 million are included in other non-operating (income) expense in the accompanying consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company executed a purchase and sale agreement to divest its three Extended Stay Canada hotels for $76.0 million Canadian dollars which is expected to close in 2017, subject to the satisfaction or waiver of customary closing conditions. Approximately $15.0 million is included in accumulated other comprehensive loss related to foreign currency translation loss as of December 31, 2016. Upon closing, this amount will be recorded as a charge against earnings and is expected to fully erode the gain on sale, such that that the Company expects to recognize a net loss on the sale.
Comprehensive Income—Comprehensive income includes net income and other comprehensive income, which consists of foreign currency translation adjustments and interest rate cash flow hedge adjustments. Comprehensive income is presented in the accompanying consolidated statements of comprehensive income. Foreign currency translation adjustments and interest rate cash flow hedge adjustments are presented as separate components of consolidated equity.
Equity-Based Compensation—The Corporation and ESH REIT each maintain a Long-Term Incentive Plan (“LTIP”), as amended and restated in 2015, approved by their shareholders. Under the LTIPs, the Corporation and ESH REIT may issue to eligible employees or directors restricted stock awards ("RSAs"), restricted stock units ("RSUs") or other equity-based awards, in respect of Paired Shares, with service, performance or market vesting conditions. The Company recognizes costs related to equity-based awards over their vesting periods. The issuing entity classifies equity-based awards granted in exchange for employee or director services as either equity awards or as liability awards. The classification of an award either as an equity award or a liability award is generally based upon cash settlement options. Equity awards are measured based on their fair value on the date of grant. Liability awards are re-measured to fair value each reporting period. The value of all awards, less estimated forfeitures, is recognized over the period during which an employee or director is required to provide services in exchange for the award—the requisite service period (usually the vesting period). No compensation expense is recognized for awards for which employees or directors do not render the requisite services. All awards granted are classified as equity awards, except those equity-based awards issued by ESH REIT to its directors, which are classified as liability awards.
Segments—The Company’s hotel operations represent a single operating segment based on the way the Company manages its business. The Company’s hotels provide similar services, use similar processes to sell those services and sell those services to similar classes of customers. The amounts of long-lived assets and net revenues outside the U.S. are not significant for any period presented.
Recently Issued Accounting Standards
Statement of Cash Flows—In August and November 2016, the FASB issued accounting standards updates which provide additional clarity on the classification of specific events on the statement of cash flows. These events include debt prepayment and extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, distributions received from equity method investees, and beneficial interests in securitization transactions. These updates also require amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. These updates are effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, with early application permitted. The adoption of these updates will require cash outflows related to debt prepayment and extinguishment costs to be classified as financing activities. For the years ended December 31, 2016, 2015 and 2014, debt prepayment and extinguishment costs included within net cash provided by operating activities totaled approximately $4.0 million, $0.9 million and $4.3 million, respectively. Additionally, the effect of the adoption of these updates on the Company's consolidated statements of cash flows will be to include restricted cash in the beginning and end of period balances of cash, restricted cash and cash equivalents. The change in restricted cash is currently included in investing activities in the consolidated statements of cash flows.
Compensation—Stock Compensation—In March 2016, the FASB issued an accounting standards update which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, and certain classifications on the statement of cash flows. The Company adopted this update on January 1, 2017, and expects it to have no material effect on its consolidated financial statements.
Derivatives and Hedging—In March 2016, the FASB issued accounting standards updates to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts and to clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The Company adopted these updates on January 1, 2017, and they are expected to have no material effect on its consolidated financial statements.
Leases—In February 2016, the FASB issued an accounting standards update which introduces a lessee model that requires a right-of-use asset and lease obligation to be presented on the balance sheet for all leases, whether operating or financing. The update eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. The update also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. This update will be effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and must be applied using a modified retrospective approach, which will require adjustment to all periods presented.
As of December 31, 2016, using its incremental borrowing rate with respect to the future minimum lease payments under its operating leases (ground leases and corporate office lease), the Company has preliminarily determined that the lease liability would be between approximately $16.0 million and $20.0 million and the right of use asset would be between approximately $8.0 million and $12.0 million, which includes adjustments for accrued lease payments, above market lease liabilities and lease incentives.
The recording of a lease obligation may increase total indebtedness for purposes of financial covenants within certain of the Company’s existing debt agreements; however, the Company currently does not expect this increase to cause instances of non-compliance with any of these covenants. The Company does not expect the adoption of this update to have a material effect on its consolidated statements of operations or cash flows. The Company is in the process of evaluating which practical expedients it will choose to elect upon adoption.
Intangibles—Goodwill and Other-Internal-Use Software—In April 2015, the FASB issued an accounting standards update which clarifies the accounting for fees paid by a customer in a cloud computing arrangement. This update provides guidance to customers regarding whether a cloud computing arrangement includes the sale or license of software or, alternatively, the sale of a service. The Company adopted this update on January 1, 2016, and it had no material effect on its consolidated financial statements.

Consolidation—Amendments to the Consolidation Analysis—In February 2015 and October 2016, the FASB issued accounting standards updates which amend the consolidation requirements under U.S. GAAP, changing the analysis performed by a company to determine whether it has a variable interest in an entity and when to consolidate such entities. The Company adopted these updates on January 1, 2016, and they had no material effect on its consolidated financial statements.
Income Statement-Extraordinary and Unusual Items—In January 2015, the FASB issued an accounting standards update to simplify income statement presentation by eliminating the concept of extraordinary items. The Company adopted this update on January 1, 2016, and it had no material effect on its consolidated financial statements.
Presentation of Financial Statements—Going Concern—In August 2014, the FASB issued an accounting standards update which provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. This update requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is “substantial doubt” about its ability to continue as a going concern. The Company adopted this update on December 31, 2016, and it had no material effect on its consolidated financial statements.
Contractual Revenue—Since May 2014, the FASB has issued several accounting standards updates which replace existing revenue recognition accounting standards. These updates are based on the principle that revenue is recognized when an entity transfers control of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. These updates also require more detailed disclosure to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. These updates permit transition under the full retrospective method, the modified retrospective approach that utilizes certain practical expedients and the cumulative effect method. The Company is evaluating which transition approach it will take and expects to conclude during 2017. These updates are effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company expects to adopt the new standard on January 1, 2018.
The Company is currently assessing the impact the adoption of these updates will have on the amount and/or timing of revenue recognition. The assessment process includes the following; (i) review of contracts in order to determine if a portfolio approach may be acceptable for concluding on performance obligations and delivery of such obligations under the contracts; (ii) analysis on the appropriateness of bundling delivered goods and services under the contracts; (iii) the determination as to whether the Company acts as either a principal or an agent under certain agreements; and (iv) other related matters, including the enhancement of revenue related disclosures.

3.	NET INCOME PER SHARE
Basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of the Corporation’s unrestricted common stock outstanding. Diluted net income per share is computed by dividing net income available to common shareholders, as adjusted for potentially dilutive securities, by the weighted-average number of shares of the Corporation’s unrestricted common stock outstanding plus potentially dilutive securities. Dilutive securities include certain equity-based awards issued under long-term incentive plans (see Note 14) and are included in the calculation, provided that the inclusion of such securities is not anti-dilutive.
The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows (in thousands, except per share data):

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Numerator:
Net income available to Extended Stay America, Inc. common shareholders - basic	$69,932	$113,040	$39,596
Less amounts available to noncontrolling interests assuming conversion	(43)	(152)	(315)
Net income available to Extended Stay America, Inc. common shareholders - diluted	$69,889	$112,888	$39,281
Denominator:
Weighted-average number of Extended Stay America, Inc. common shares outstanding - basic	200,572	204,211	203,548
Dilutive securities	164	356	960
Weighted-average number of Extended Stay America, Inc. common shares outstanding - diluted	200,736	204,567	204,508
Net income per Extended Stay America, Inc. common share - basic	$0.35	$0.55	$0.19
Net income per Extended Stay America, Inc. common share - diluted	$0.35	$0.55	$0.19

4.	HOTEL DISPOSITIONS
On December 8, 2015, the Company sold 53 hotel properties, 47 of which operated under the Crossland Economy Studios brand and six of which operated under the Extended Stay America brand, and certain intellectual property of Crossland Economy Studios (the "Portfolio Sale"), for gross proceeds of $285.0 million. The carrying value of the portfolio, including net working capital and allocable goodwill, was approximately $145.4 million, resulting in a gain, net of closing costs and adjustments, of approximately $130.9 million, which was reported in gain on sale of hotel properties in the accompanying consolidated statement of operations for the year ended December 31, 2015. The disposition was not reported as a discontinued operation.
During the period from January 1, 2015 through December 7, 2015 and during the year ended December 31, 2014, the portfolio contributed total room and other hotel revenues, total operating expenses and income before income tax expense as follows (in thousands):

	Period from January 1, 2015 through December 7, 2015	Year Ended December 31, 2014
Total room and other hotel revenues	$67,399	$66,023
Total operating expenses	44,516	46,403
Income before income tax expense (1)	18,857	15,768
______________________

(1)	Interest expense relates to approximately $86.1 million of ESH REIT's 2012 Mortgage Loan (as defined in Note 7) repaid in conjunction with the Portfolio Sale.
In July 2014, the Company sold its two Hometown Inn-branded hotel properties, with a carrying value of approximately $2.2 million, for proceeds of $3.5 million. Net of closing costs and adjustments, the Company recognized a gain on sale of approximately $0.9 million. The disposition was not reported as a discontinued operation.

5.	PROPERTY AND EQUIPMENT
Net investment in property and equipment as of December 31, 2016 and 2015, consists of the following (in thousands):

	December 31, 2016	December 31, 2015
Hotel properties:
Land and site improvements	$1,303,752	$1,296,918
Building and improvements	2,940,615	2,859,227
Furniture, fixtures and equipment	612,855	522,617
Total hotel properties	4,857,222	4,678,762
Corporate furniture, fixtures, equipment, software and other	20,076	22,833
Undeveloped land parcel	1,675	1,675
Total cost	4,878,973	4,703,270
Less accumulated depreciation:
Hotel properties	(962,400)	(767,240)
Corporate furniture, fixtures, equipment, software and other	(11,269)	(14,689)
Total accumulated depreciation	(973,669)	(781,929)
Property and equipment - net	$3,905,304	$3,921,341
During the years ended December 31, 2016, 2015 and 2014, the Company, using Level 3 unobservable inputs, assessed property and equipment for potential impairment. The Company recognized impairment charges of approximately $9.8 million, $9.0 million and $2.3 million, respectively, in the accompanying consolidated statements of operations. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of revenues, expenses and hotel related cash flows based on assumed long-term growth rates, demand trends, expected future capital expenditures, estimated discount rates that range from 6% to 10% and terminal capitalization rates that range from 7% to 11%. These assumptions are based on the Company’s historical data and experience, the Company’s budgets, industry projections and micro and macro general economic condition projections.

6.	INTANGIBLE ASSETS AND GOODWILL
The Company’s intangible assets and goodwill as of December 31, 2016 and 2015, consist of the following (dollars in thousands):

	December 31, 2016
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets - customer relationships	20 years	$26,800	$(8,350)	$18,450
Indefinite-lived intangible assets - trademarks		9,933	—	9,933
Total intangible assets		36,733	(8,350)	28,383
Goodwill		53,531	—	53,531
Total intangible assets and goodwill		$90,264	$(8,350)	$81,914

	December 31, 2015
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets - customer relationships	20 years	$26,800	$(7,010)	$19,790
Indefinite-lived tangible assets - trademarks		9,933	—	9,933
Total intangible assets		36,733	(7,010)	29,723
Goodwill		53,531	—	53,531
Total intangible assets and goodwill		$90,264	$(7,010)	$83,254
The remaining weighted-average amortization period for definite-lived intangible assets is approximately 14 years as of December 31, 2016. Estimated future amortization expense for definite-lived intangible assets is as follows (in thousands):

Years Ending December 31,
2017	$1,340
2018	1,340
2019	1,340
2020	1,340
2021	1,340
Thereafter	11,750
Total	$18,450

7.	DEBT
During the years ended December 31, 2016 and 2015, the following debt transactions occurred (in thousands):

	December 31, 2016		December 31, 2015
Debt - beginning of year	$2,762,388		$2,859,391
Additions:
Proceeds from term loan facilities, net of debt discount	1,293,500		—
Proceeds from senior notes payable, net of debt discount	788,000		500,000
Proceeds from revolving credit facilities	70,000		90,000
Amortization and write-off of deferred financing costs and debt discount (1)	29,091		9,902
Deductions:
Payments on mortgage loan	(1,931,157)		(586,892)
Payments on term loan facilities	(369,713)	(2)	(8,537)
Payments on revolving credit facilities	(25,000)		(90,000)
Payments of deferred financing costs (1)	(31,835)		(11,476)
Debt - end of year	$2,585,274		$2,762,388
______________________

(1)	Excludes amortization and payments of deferred financing costs related to revolving credit facilities.

(2)	Includes principal payment of $3.25 million made in January 2017, included in accounts payable and accrued liabilities as of December 31, 2016.
The Company’s outstanding debt, net of unamortized debt discount, and unamortized deferred financing costs, as of December 31, 2016 and 2015, consists of the following (in thousands):

			Outstanding Principal				Unamortized Deferred Financing Costs			Interest Rate
Loan	Stated Amount (1)		December 31, 2016		December 31, 2015		December 31, 2016	December 31, 2015	Stated Interest Rate	December 31, 2016		December 31, 2015	Maturity Date
Mortgage loan
ESH REIT 2012 Mortgage Loan - Component B	$350,000		$—		$111,157		$—	$784	3.4047%	N/A		3.4047%	N/A
ESH REIT 2012 Mortgage Loan - Component C	1,820,000		—		1,820,000		—	18,752	4.0547%	N/A		4.0547%	N/A
Term loan facilities
ESH REIT 2016 Term Facility	1,300,000	(2)	1,290,560	(3)	—		15,804	—	LIBOR(4)(5) + 3.00%	3.75%	(5)	N/A	8/30/2023	(8)
ESH REIT 2014 Term Loan	375,000		—		365,157	(6)	—	3,635	LIBOR + 4.25%	N/A		5.00%	N/A
Senior notes
ESH REIT 2025 Notes	1,300,000		1,289,041	(7)	500,000		23,523	10,756	5.25%	5.25%		5.25%	5/1/2025
Revolving credit facilities(9)
ESH REIT 2016 Revolving Credit Facility	350,000		45,000		—		2,570	—	LIBOR + 2.75%	3.33%		N/A	8/30/2021
ESH REIT 2013 Revolving Credit Facility	250,000		—		—		—	1,431	LIBOR + 3.00%	N/A		N/A	N/A
Corporation Revolving 2016 Credit Facility	50,000		—		—		511	—	LIBOR + 3.00%	N/A		N/A	8/30/2021
Corporation Revolving 2013 Credit Facility	50,000		—		—		—	956	LIBOR + 3.75%	N/A		N/A	N/A
Unsecured Intercompany Facility
Unsecured Intercompany Facility	75,000	(10)	—		—		—	—	5.00%	5.00%		N/A	8/30/2023
Total			$2,624,601		$2,796,314		$42,408	$36,314
______________________

(1)	Amortization is interest only, except for the 2016 Term Facility which amortizes in equal quarterly installments of $3.25 million.

(2)	ESH REIT is able to increase its borrowings under the 2016 ESH REIT Credit Facilities by an amount of up to $600.0 million, plus additional amounts, in each case subject to certain conditions.

(3)	The 2016 Term Facility is presented net of an unamortized debt discount of approximately $6.2 million as of December 31, 2016.

(4)	The 2016 Term Facility includes a LIBOR floor of 0.75%.

(5)	$500.0 million of the 2016 Term Facility is subject to a floating-to-fixed interest rate swap at a fixed rate of 1.175% as of December 31, 2016 (see Note 8).

(6)	The 2014 Term Loan is presented net of an unamortized debt discount of approximately $1.3 million as of December 31, 2015.

(7)	The 2025 Notes are presented net of an unamortized debt discount of approximately $11.0 million as of December 31, 2016.

(8)
In addition to scheduled amortization noted in (1) above, subject to certain exceptions, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required under the 2016 Term Facility commencing with the year ending December 31, 2017. Annual mandatory prepayments for the year ending December 31, 2017 and each year thereafter, are due during the first quarter of the following year.

(9)	Unamortized deferred financing costs related to revolving credit facilities are included in other assets in the accompanying consolidated balance sheets.

(10)
As of December 31, 2016, the outstanding balance owed from ESH REIT to the Corporation under the Unsecured Intercompany Facility was $50.0 million. ESH REIT is able to increase its borrowings under the Unsecured Intercompany Facility to an amount of up to $300.0 million, plus additional amounts, in each case subject to certain conditions. The outstanding debt balance and interest expense owed by ESH REIT to the Corporation related to the Unsecured Intercompany Facility eliminate in consolidation.

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
The 2016 ESH REIT Credit Facilities contain a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends and distributions, make certain investments and other restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, sell assets or merge, consolidate or transfer all or substantially all of their assets. The 2016 ESH REIT Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases and management agreements. If an event of default occurs, the administrative agent is entitled to take various actions, including the acceleration of amounts due under the 2016 ESH REIT Credit Facilities and additional actions that a secured creditor is permitted to take following a default. As of December 31, 2016, ESH REIT was in compliance with all covenants under the 2016 ESH REIT Credit Facilities.

2016 Term Facility—ESH REIT borrowed $1,300.0 million under the 2016 Term Facility upon the closing of the 2016 ESH REIT Credit Facilities. The 2016 Term Facility bears interest at a rate equal to (i) LIBOR (subject to a floor of 0.75%) plus a spread which is applicable at such time by reference to the Rating Level Period, as defined, or (ii) base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50% or (C) the one-month adjusted LIBOR rate (subject to a floor of 0.75%) plus 1.00%) plus a spread which is applicable at such time by reference to the Rating Level Period. Spreads range from 2.75% to 3.00% for LIBOR loans and 1.75% to 2.00% for base rate loans, and vary depending on ESH REIT's credit rating. The 2016 Term Facility amortizes in equal quarterly installments in annual amounts of 1.0% of the principal amount outstanding, or $13.0 million, commencing on December 31, 2016, with the remaining balance payable at maturity. In addition to scheduled amortization, subject to certain exceptions, mandatory prepayments of up to 50.0% of annual Excess Cash Flow may be required based on ESH REIT's Consolidated Leverage Ratio, each as defined. Annual mandatory prepayments are due during the first quarter of the following year. The 2016 Term Facility matures on August 30, 2023.
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
In addition to paying interest on outstanding principal, ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the amount outstanding under the facility. ESH REIT is also required to pay customary letter of credit fees and agency fees. As of December 31, 2016, ESH REIT had no letters of credit outstanding under the facility, an outstanding balance of $45.0 million and available borrowing capacity of $305.0 million.
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
ESH REIT Senior Notes Due 2025
On May 15, 2015, ESH REIT issued $500.0 million of its 5.25% senior notes due in 2025 (together with the $800.0 million of additional notes, the “2025 Notes”) under an indenture (the “Indenture”) with Deutsche Bank Trust Company Americas, as trustee, at 100% of par value in a private placement pursuant to Rule 144A of the Securities Act ("Rule 144A"). On March 18, 2016, ESH REIT issued an additional $800.0 million of the 2025 Notes under the Indenture at 98.5% of par value in a private placement pursuant to Rule 144A. The 2025 Notes mature on May 1, 2025 and bear interest at a fixed rate of 5.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year.
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
The Indenture contains a number of customary covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, create certain liens, pay dividends or distributions, make certain investments and other restricted payments, enter into affiliate transactions, sell assets or merge, consolidate or transfer all or substantially all of their assets. The Indenture also contains certain customary events of default, including, but not limited to, cross-defaults to certain other indebtedness. If an event of default occurs, the holders of the Notes and the Trustee are entitled to take various actions, including declaring the 2025 Notes immediately due and payable. As of December 31, 2016, ESH REIT was in compliance with all covenants set forth in the Indenture.
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
In addition to paying interest on outstanding principal, the Corporation incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the amount outstanding under the facility. The Corporation is also required to pay customary letter of credit fees and agency fees. As of December 31, 2016, the Corporation had one letter of credit outstanding under this facility of $1.8 million, an outstanding balance drawn of $0 and borrowing capacity available of $48.2 million.
Obligations under the 2016 Corporation Revolving Credit Facility are guaranteed by certain existing and future material domestic subsidiaries of the Corporation, excluding ESH REIT and its subsidiaries and subject to customary exceptions. The facility is secured, subject to certain exceptions, by a first-priority security interest in substantially all of the assets of the Corporation and the guarantors.
If obligations are outstanding under the facility during any fiscal quarter, the 2016 Corporation Revolving Credit Facility requires that the Consolidated Leverage Ratio, as defined, calculated as of the end of such fiscal quarter, be less than or equal to 8.75 to 1.00. The facility is also subject to a springing financial covenant whereby the senior loan-to-value ratio may not exceed 45% when the aggregate principal amount of borrowings and letters of credit under the 2016 Corporation Revolving Credit Facility, excluding up to $30.0 million of letters of credit, is equal to or greater than 25% of the aggregate available principal amount of the 2016 Corporation Revolving Credit Facility on the applicable fiscal quarter end date.
The 2016 Corporation Revolving Credit Facility contains a number of restrictive covenants that, among other things and subject to certain exceptions, limit the Corporation’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends or distributions, make certain restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, merge, consolidate or transfer all or substantially all of its assets. The 2016 Corporation Revolving Credit Facility also contains certain customary affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases. If an event of default occurs, the administrative agent is entitled to take various actions, including the acceleration of amounts due under the facility and additional actions that a secured creditor is permitted to take following a default. As of December 31, 2016, the Corporation was in compliance with all covenants under the 2016 Corporation Revolving Credit Facility.
Unsecured Intercompany Facility
On August 30, 2016, ESH REIT and the Corporation entered into an unsecured intercompany credit facility (the "Unsecured Intercompany Facility"), under which ESH REIT borrowed $75.0 million from the Corporation upon the facility's closing. In December 2016, ESH REIT repaid the Corporation $25.0 million of the outstanding principal on the Unsecured Intercompany Facility. Subject to certain conditions, the principal amount of the Unsecured Intercompany Facility may be increased up to an amount that shall not exceed the greater of (i) $300.0 million and (ii) an unlimited amount so long as the incremental loan-to-value ratio, determined on a pro-forma basis as of the last day of the most recently ended test period, as if any incremental loans available under such incremental commitments had been outstanding on the last day of such period, and, in each case, without netting the cash proceeds of any such incremental loans, does not exceed 5.0%. Loans under the facility bear interest at 5.00% per annum. There is no scheduled amortization under the facility and the facility matures on August 30, 2023. ESH REIT has the option to voluntarily prepay outstanding loans at any time upon one business day’s prior written notice.
The Unsecured Intercompany Facility contains a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends or distributions, make certain investments and other restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, sell assets or merge, consolidate or transfer all or substantially all of their assets. The facility contains certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases and management agreements. If an event of default occurs, the Corporation is entitled to take various actions, including the acceleration of amounts due under the facility and all other actions that a creditor is permitted to take following a default. As of December 31, 2016, ESH REIT was in compliance with all covenants under the Unsecured Intercompany Facility.
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
All receipts from the mortgaged properties were deposited into a domestic cash management account (“CMA”) for hotels in the U.S. and a Canadian CMA for hotels in Canada. Such CMAs were under the control of the loan service agent and were therefore classified as restricted cash on the accompanying consolidated balance sheet as of December 31, 2015.
ESH REIT 2014 Term Loan
On March 18, 2016, using a portion of the net proceeds from its issuance of $800.0 million of additional 2025 Notes, together with cash on hand, ESH REIT fully repaid the remaining outstanding balance of approximately $366.5 million of its $375.0 million term loan facility (the “2014 Term Loan”) originally entered into in June 2014. The repayment of the 2014 Term Loan resulted in a prepayment penalty of approximately $3.7 million. The 2014 Term Loan was scheduled to mature in June 2019 and bore interest at the rate included in the table above as of December 31, 2015. There was no scheduled amortization; however, subject to certain exceptions, mandatory prepayments of up to 50.0% of Excess Cash Flow may have been required, based on ESH REIT’s Consolidated Leverage Ratio, each as defined. ESH REIT made a mandatory prepayment of approximately $8.5 million during the three months ended March 31, 2015.
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
Interest Expense—The components of net interest expense for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Contractual interest(1)	$127,633	$123,411	$123,736
Amortization of deferred financing costs and debt discount	9,882	10,490	14,510
Debt extinguishment and other costs	27,435	4,198	11,228
Interest income	(413)	(317)	(110)
Total	$164,537	$137,782	$149,364

______________________

(1)	Contractual interest includes dividends on the shares of mandatorily redeemable preferred stock (see Note 9).
Future Maturities of Debt—The future maturities of debt as of December 31, 2016, are as follows (in thousands):

Years Ending December 31,
2017	$13,000
2018	13,000
2019	13,000
2020	13,000
2021	58,000
Thereafter	2,531,750	(1)
Total	$2,641,750
______________________

(1)
Under the 2016 Term Facility, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required commencing with the year ending December 31, 2017. Annual mandatory prepayments for the year ending December 31, 2017 and each year thereafter, are due during the first quarter of the following year.

Fair Value of Debt—As of December 31, 2016 and 2015, the estimated fair value of the Company's debt was approximately $2.7 billion and $2.8 billion, respectively. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on the Company's debt (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available.

8. DERIVATIVE INSTRUMENTS
In September 2016, ESH REIT entered into a floating-to-fixed interest rate swap at a fixed rate of 1.175% and a floating rate subject to a LIBOR floor of 0.75%, to manage its exposure to interest rate risk on a portion of its variable rate debt. The notional amount of the interest rate swap as of December 31, 2016 was $500.0 million, which is reduced by $50.0 million every six months until September 2021. The swap is designated and accounted for as an effective cash flow hedge, as the notional amount, interest rate and payment dates in the interest rate swap match those of the hedged cash flows. The fair value of the interest rate swap as of December 31, 2016 was approximately $5.0 million and is reported in other assets on the accompanying consolidated balance sheets. The amount recorded in accumulated other comprehensive income as of and for the year ended December 31, 2016 was approximately $3.9 million, net of tax. There were no interest rate derivatives outstanding as of December 31, 2015.

9.	MANDATORILY REDEEMABLE PREFERRED STOCK
The Corporation has authorized 350.0 million shares of preferred stock, par value $0.01 per share, of which 21,202 shares of mandatorily redeemable voting preferred stock were issued and outstanding as of December 31, 2016 and 2015. Dividends on these preferred shares are payable quarterly in arrears at a rate of 8.0% per year. With respect to dividend, distribution and liquidation rights, the 8.0% voting preferred stock ranks senior to the Corporation’s common stock. Holders of the 8.0% voting preferred stock are generally entitled to one vote for each share and will vote together with the Corporation common stock as a single class on all matters that the Corporation’s common shareholders are entitled to vote upon. On or after November 15, 2018, a holder of the 8.0% voting preferred stock has the right to require the Corporation to redeem in cash the 8.0% voting preferred stock at $1,000 per share plus any accumulated unpaid dividends. On November 15, 2020, the Corporation shall mandatorily redeem all of the 8.0% voting preferred stock at $1,000 per share plus any accumulated unpaid dividends.
Due to the fact that the 8.0% voting preferred stock is mandatorily redeemable by the Corporation, it is classified as a liability on the accompanying consolidated balance sheets. Dividends on these preferred shares are classified as net interest expense on the accompanying consolidated statements of operations.
Fair Value of Mandatorily Redeemable Preferred Stock—As of December 31, 2016 and 2015, the estimated fair value of the 8.0% voting preferred stock was approximately $21.3 million and $21.2 million, respectively. The estimated fair value of the 8.0% voting preferred stock is determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads (Level 2 fair value measures).

10.	INCOME TAXES
Income before income tax expense for the years ended December 31, 2016, 2015 and 2014 consists of the following (in thousands):

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
U.S.	$196,557	$362,844	$201,312
Canada	1,146	(3,286)	(5,701)
Total	$197,703	$359,558	$195,611
The components of income tax expense for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Federal (including foreign):
Current	$51,495	$56,282	$39,161
Deferred	(23,377)	8,183	(746)
State:
Current	8,831	11,545	6,416
Deferred	(2,598)	526	226
Total	$34,351	$76,536	$45,057

The differences between income tax expense at the effective tax rate and the statutory U.S. federal income tax rate for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
Tax at statutory rate	$69,196	35.0%	$125,845	35.0%	$68,464	35.0%
State income tax	2,891	1.5	7,987	2.2	4,609	2.4
Foreign income tax rate differential	891	0.5	4	—	44	—
Nondeductible (nontaxable):
ESH REIT income	(34,132)	(17.3)	(59,386)	(16.5)	(38,753)	(19.8)
Change in expected distribution policy	(1,633)	(0.8)	—	—	—	—
Equity-based compensation	807	0.4	954	0.3	1,376	0.7
Other permanent differences	743	0.3	1,247	0.3	810	0.4
Estimate of future nontaxable distributions from ESH REIT	(8,461)	(4.3)	—	—	—	—
Change in ESH REIT temporary differences	3,917	2.0	(399)	(0.1)	10,718	5.4
Valuation allowance	981	0.5	923	0.3	1,182	0.6
Tax credits	(648)	(0.3)	—	—	—	—
Other - net	(201)	(0.1)	(639)	(0.2)	(3,393)	(1.7)
Income tax expense - net	$34,351	17.4%	$76,536	21.3%	$45,057	23.0%
The significant components of deferred tax assets and deferred tax liabilities as of December 31, 2016 and 2015, consist of the following (in thousands):

	December 31, 2016	December 31, 2015
Deferred tax assets:
Net operating loss carryforwards	$4,646	$2,991
Accruals and allowances	32,268	31,743
Deferred financing costs	—	23
Equity-based compensation	4,411	3,165
Depreciable property	1,570	6
Other	273	185
Total deferred tax assets	43,168	38,113
Valuation allowance	(4,646)	(2,878)
Net deferred tax assets	38,522	35,235
Deferred tax liabilities:
Undistributed ESH REIT income	(17,954)	(40,248)
Intangible assets	(3,650)	(3,516)
Prepaid expenses	(3,810)	(3,865)
Other	(18)	(590)
Total net deferred tax assets (liabilities):	$13,090	$(12,984)
The Corporation's taxable income includes the taxable income of its wholly-owned subsidiaries and distribution income related to its ownership of approximately 56% of ESH REIT.
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
ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. Accordingly, ESH REIT expects to distribute approximately 100% of its taxable income for the foreseeable future. As of December 31, 2015, the expectation was to distribute approximately 95% of ESH REIT’s taxable income. As a result of this change, during the year ended December 31, 2016, the Company recognized a benefit of approximately $(1.7) million with respect to the reversal of net deferred tax liabilities recorded as of December 31, 2015, which represented the previously estimated 5% of taxable income to be retained by ESH REIT.
In 2016, ESH REIT recognized a dividends paid deduction for 100% of its taxable income, incurring no federal income tax and minimal state and local income taxes. For the year ended December 31, 2016, the Company recognized a benefit of approximately $(9.4) million attributable to a December 2015 statutory law change in the way earnings and profits are computed at ESH REIT. The effect of the change was the reversal of a deferred tax liability related to the Corporation's anticipated receipt of future ESH REIT nontaxable distributions.
In 2015, ESH REIT distributed approximately 95% of its taxable income and utilized its federal net operating loss carryforward of approximately $18.6 million. As a result, in 2015, ESH REIT incurred minimal current federal income tax in the form of alternative minimum tax.
ESH REIT had taxable income prior to distributions of approximately $210.2 million, $369.0 million and $194.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. In 2016, ESH REIT made approximately $280.9 million in cash distributions to its shareholders, all of which were considered ordinary taxable income. The 2016 cash distributions included a special distribution of approximately $86.5 million paid in January 2016. Approximately $77.1 million of the special distribution was deductible in 2015; the remaining $9.4 million was deductible in 2016. The special distribution was subject to current taxation to the Corporation as a distribution in 2016 at the time of receipt. ESH REIT will deduct approximately $6.4 million of its 2017 distributions in 2016 to fully offset its 2016 taxable income. In 2015, ESH REIT made approximately $273.1 million in cash distributions to its shareholders, of which approximately $113.0 million were considered capital gain and approximately $160.1 million were considered ordinary taxable income. In 2014, ESH REIT made approximately $241.2 million in cash distributions to its shareholders, all of which were considered ordinary taxable income.
As of December 31, 2016 and 2015, the Company recorded a valuation allowance related to the net operating loss carryforwards of its Canadian Operating Lessee and state net operating losses of ESH REIT. The Company has concluded that, in light of available evidence, it is more likely than not that these net operating loss carryforwards will not be realized.
As of December 31, 2016, the book basis of ESH REIT’s property and equipment was approximately $94.4 million greater than the tax basis.
The Company evaluates its open tax positions using the criteria established by FASB ASC 740, “Income Taxes.” The Company has concluded that it has not taken any material tax positions that are not more likely than not to be sustained upon examination and has therefore not recorded any reserves for uncertain tax positions. The Company’s income tax returns for the years 2013 to present are subject to examination by the Internal Revenue Service and other taxing authorities.

11.	QUARTERLY RESULTS (Unaudited)
Quarterly financial data for the years ended December 31, 2016 and 2015 is as follows (in thousands, except per share data):

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2016	2015	2016	2015	2016	2015	2016	2015 (1)
Total revenues	$287,558	$287,591	$332,789	$340,311	$354,521	$360,516	$295,725	$296,335
Income from operations	63,756	69,916	104,712	117,285	121,340	115,818	70,856	197,053
Net income	14,753	27,860	61,386	64,805	57,065	58,225	30,148	132,132
Net income (loss) attributable to noncontrolling interests	2,293	(6,312)	(657)	(6,822)	(10,509)	(20,569)	(84,547)	(136,279)
Net income (loss) attributable to common shareholders	17,046	21,548	60,729	57,983	46,556	37,656	(54,399)	(4,147)
Net income (loss) per common share—basic(2)	$0.08	$0.11	$0.30	$0.28	$0.23	$0.18	$(0.28)	$(0.02)
Net income (loss) per common share—diluted(2)	$0.08	$0.11	$0.30	$0.28	$0.23	$0.18	$(0.28)	$(0.02)
_________________________

(1)	Includes gain on sale of hotel properties of approximately $130.9 million, which relates to the sale of 53 hotel properties and certain intellectual property in December 2015 as discussed in Note 4.

(2)	The sum of the four quarters may differ from the annual amount due to rounding.

12.	EQUITY
The Corporation
The Corporation has authorized 3,500.0 million shares of common stock, par value $0.01 per share, of which approximately 195.4 million and 204.6 million shares were issued and outstanding as of December 31, 2016 and 2015, respectively. Each share of the Corporation’s outstanding common stock is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT.
The Corporation has authorized 350.0 million shares of preferred stock, $0.01 par value, of which 21,202 shares of mandatorily redeemable preferred stock were issued and outstanding as of December 31, 2016 and 2015. Dividends on these mandatorily redeemable preferred shares are payable quarterly in arrears at a rate of 8.0% per year. With respect to dividend, distribution and liquidation rights, the 8.0% voting mandatorily redeemable preferred stock ranks senior to the Corporation’s common stock. The outstanding 8.0% voting mandatorily redeemable preferred shares are classified as a liability on the accompanying consolidated balance sheets and are further described in Note 9.
The Corporation paid cash distributions totaling approximately $74.2 million and $12.3 million during the years ended December 31, 2016 and 2015, respectively, to its common shareholders, all of which were considered taxable dividends. No distributions were paid during the year ended December 31, 2014.
In December 2015, the Board of Directors of the Corporation declared a special cash distribution of $0.06 per share, payable to Extended Stay America Inc.’s common shareholders, totaling approximately $12.3 million, which is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2015. The Corporation paid this special distribution in January 2016.
Also, in December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program for up to $100 million of Paired Shares. In February 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $100 million to up to $200 million of Paired Shares. In December 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from $200 million to up to $300 million of Paired Shares and extended the maturity of the Paired Share repurchase program through December 31, 2017, each effective January 1, 2017. Repurchases may be made at management's discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice. As of December 31, 2016, the Corporation and ESH REIT repurchased and retired approximately 9.4 million Paired Shares for approximately $86.2 million and $53.7 million, respectively, of which approximately 3.85 million Paired Shares were repurchased and retired from the Selling Stockholders.

ESH REIT
ESH REIT has authorized 4,300.0 million shares of Class A common stock, par value $0.01 per share, of which approximately 250.5 million shares were issued and outstanding as of December 31, 2016 and 2015. All issued and outstanding shares of ESH REIT Class A common stock were held by the Corporation as of December 31, 2016 and 2015. ESH REIT has authorized 7,800.0 million shares of Class B common stock, par value $0.01 per share, of which approximately 195.4 million and 204.6 million shares were issued and outstanding as of December 31, 2016 and 2015, respectively. Each share of ESH REIT’s outstanding Class B common stock is attached to and trades as a single unit with one share of the Corporation’s common stock.
ESH REIT has authorized 350.0 million shares of preferred stock, par value $0.01 per share, of which no shares were issued or outstanding as of December 31, 2016 and 2015. Additionally, ESH REIT has authorized 125 shares of preferred stock, no par value, all of which were issued and outstanding as of December 31, 2016 and 2015. This preferred stock pays dividends at a rate of 12.5% per year. With respect to dividends and distributions upon ESH REIT’s liquidation, winding-up or dissolution, the 12.5% preferred stock ranks senior to the ESH REIT Class A and Class B common stock. The liquidation preference of the 12.5% preferred stock is $1,000 per share plus any accumulated unpaid dividends. Shares of 12.5% preferred stock may be redeemed, in whole or in part, at any time for a per share amount equal to the liquidation preference plus all accumulated unpaid dividends.
ESH REIT paid cash distributions totaling approximately $281.4 million (of which approximately $155.3 million was paid to the Corporation), $273.1 million (of which approximately $150.3 million was paid to the Corporation), and $241.2 million (of which approximately $132.7 million was paid to the Corporation) during the years ended December 31, 2016, 2015 and 2014, respectively.
In December 2015, the Board of Directors of ESH REIT declared a special cash distribution of $0.19 per share, payable to ESH REIT’s Class A and Class B common shareholders, totaling approximately $86.5 million. Approximately $47.6 million was payable to the Corporation and was eliminated in consolidation; the remainder, approximately $38.9 million, was payable to ESH REIT Class B common shareholders and was included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2015. ESH REIT paid this special distribution in January 2016.
Also, in December 2015, and as noted above, the Board of Directors of ESH REIT, together with the Board of Directors of the Corporation, authorized a combined Paired Share repurchase program for up to $100 million of the Paired Shares. In February 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $100 million to up to $200 million of Paired Shares. In January, 2017, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $200 million to up to $300 million of Paired Shares and extended the maturity of the Paired Share repurchase program through December 31, 2017. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice. As of December 31, 2016, ESH REIT repurchased and retired approximately 9.4 million ESH REIT Class B common shares for approximately $53.7 million, of which approximately 3.85 million ESH REIT Class B common shares were repurchased and retired from the Selling Stockholders.
Noncontrolling Interests
As of December 31, 2016 and 2015, third party equity interests in ESH REIT consist of the outstanding shares of the Class B common stock of ESH REIT, which represent approximately 44% and 45% of ESH REIT’s total common equity, respectively, and the outstanding 125 shares of 12.5% preferred stock of ESH REIT. These interests, which are not owned by the Corporation, are presented as noncontrolling interests.

13.	COMMITMENTS AND CONTINGENCIES
Lease Commitments—The Company is a tenant under long-term ground leases at four of its hotel properties. The initial terms of the ground lease agreements terminate at various dates between 2021 and 2096, and three leases include multiple renewal options for generally five or 10 year periods. The Company is a tenant under an office lease for its corporate office. The initial term of the office lease terminates in August 2021 and includes renewal options for two additional terms of five years each.

Rent expense on ground and office leases is recognized on a straight-line basis and was approximately $3.3 million for each of the years ended December 31, 2016 and 2015 and approximately $3.2 million for the year ended December 31, 2014. Ground lease expense is included in hotel operating expenses and office lease expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
Future minimum lease payments under operating leases as of December 31, 2016, are as follows (in thousands):

Years Ending December 31,
2017	$2,718
2018	2,788
2019	2,843
2020	2,964
2021	2,288
Thereafter	80,684
Total	$94,285
Other Commitments—The Company has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of its properties is located. The initial term of the agreement terminates in 2031. The cost related to this commitment was approximately $0.3 million for each of the years ended December 31, 2016, 2015 and 2014, and is included in hotel operating expenses in the accompanying consolidated statements of operations.
Letter of Credit—As of December 31, 2016, the Company had one outstanding letter of credit, issued by the Corporation, for $1.8 million, which is collateralized by the 2016 Corporation Revolving Credit Facility.
Paired Share Repurchase Commitment—As of December 31, 2016, the Corporation and ESH REIT agreed to repurchase 45,000 Paired Shares for approximately $0.4 million and $0.3 million, respectively, for which settlement had not yet occurred.
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
The Corporation and ESH REIT each maintain an LTIP, as amended and restated in 2015, approved by their shareholders. Under the LTIPs, the Corporation and ESH REIT may issue to eligible employees or directors RSAs, RSUs or other equity-based awards, in respect of Paired Shares, with service, performance or market vesting conditions. The aggregate number of Paired Shares that may be the subject of awards under the LTIPs shall not exceed 8.0 million, of which no more than 4.0 million may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIP has a share reserve of an equivalent number of shares of Corporation common stock and ESH REIT Class B common stock. As of December 31, 2016, approximately 4.3 million Paired Shares were available for future issuance under the LTIPs.
Equity-based compensation expense is recognized by amortizing the grant-date fair value of equity-based awards, less estimated forfeitures, on a straight-line basis over the requisite service period of each award. A portion of the grant-date fair value of all equity-based awards is allocated to a share of Corporation common stock and a portion is allocated to a share of ESH REIT Class B common stock. Equity-based compensation expense was approximately $12.0 million, $10.5 million and $8.8 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.
As of December 31, 2016, unrecognized compensation expense related to outstanding equity-based awards and the related weighted-average period over which it is expected to be recognized subsequent to December 31, 2016, is presented in the following table. Total unrecognized compensation expense will be adjusted for actual forfeitures.

	Unrecognized Compensation Expense Related to Outstanding Awards (in thousands)	Remaining Weighted- Average Amortization Period (in years)
RSAs/RSUs with service vesting conditions	$8,591	1.8
RSUs with performance vesting conditions	—	n/a
RSUs with market vesting conditions	5,423	1.8
Total unrecognized compensation expense	$14,014
RSA/RSU activity during the years ended December 31, 2016, 2015 and 2014, was as follows:

			Performance-Based Awards
	Service-Based Awards		Performance Vesting		Market Vesting
	Number of RSAs/RSUs (in thousands)	Weighted- Average Grant- Date Fair Value(1)	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value(1)
Outstanding at January 1, 2014	1,933	$12.02	—	$—	—	$—
Granted	135	$24.33	—	$—	—	$—
Settled	(719)	$8.87	—	$—	—	$—
Forfeited	(278)	$8.38	—	$—	—	$—
Outstanding at December 31, 2014	1,071	$16.43	—	$—	—	$—
Granted	462	$18.93	19	$19.07	557	$6.84
Settled	(499)	$15.19	—	$—	—	$—
Forfeited	(42)	$15.99	—	$—	(1)	$20.76
Outstanding at December 31, 2015	992	$18.24	19	$19.07	556	$6.81
Granted	536	$14.08	166	$14.07	441	$12.03
Settled	(582)	$16.66	(19)	$19.07	—	$—
Forfeited	(54)	$15.56	(47)	$14.07	(25)	$13.19
Outstanding at December 31, 2016	892	$16.93	119	$14.07	972	$9.01
Vested at December 31, 2016	45	$23.74	119	$14.07	—	$—
Nonvested at December 31, 2016	847	$16.57	—	$—	972	$9.01
Vested at December 31, 2015	145	$23.97	19	$19.07	—	$—
Nonvested at December 31, 2015	847	$17.25	—	$—	556	$6.81
_____________________

(1)	An independent valuation was performed contemporaneously with the issuance of grants.
Service-Based Awards
The Corporation granted approximately 521,000 service-based awards during the year ended December 31, 2016, with a weighted-average grant-date fair value per award of $14.08. ESH REIT granted approximately 15,000 service-based awards during the year ended December 31, 2016, with a grant-date fair value per award of $14.08. The grant-date fair value of awards with service vesting conditions is based on the closing price of a Paired Share on the date of grant. Service-based awards vest over a period of two to four years, subject to the grantee’s continued employment or service.

Performance-Based Awards
The Corporation granted approximately 166,000 awards with performance vesting conditions during the year ended December 31, 2016, with a grant-date fair value per award of $14.07. The grant-date fair value of awards with performance vesting conditions is based on the closing price of a Paired Share on the date of grant. Equity-based compensation expense with respect to these awards is adjusted over the vesting period to reflect the probability of achievement of performance targets defined in the award agreements. These awards vest over a one-year period, subject to the grantee’s continued employment, with the ability to earn Paired Shares in a range of 0% to 200% of the awarded number of RSUs based on the achievement of defined performance targets.
The Corporation granted approximately 441,000 awards with market vesting conditions during the year ended December 31, 2016, with a grant-date fair value per award of $12.03. The grant-date fair value of awards with market vesting conditions is based on an independent third-party valuation. These awards vest at the end of a three-year period, subject to the grantee’s continued employment, with the ability to earn Paired Shares in a range of 0% to 150% of the awarded number of RSUs based on the total shareholder return of a Paired Share relative to the total shareholder return of other publicly traded lodging companies identified in the award agreements. During the year ended December 31, 2016, the grant-date fair values of awards with market vesting conditions were calculated using a Monte Carlo simulation model with the following key assumptions:

Expected holding period	2.85 years
Risk–free rate of return	0.88%
Expected dividend yield	5.91%

15.	DEFINED CONTRIBUTION BENEFIT PLANS
ESA Management has a savings plan that qualifies under Section 401(k) of the Code for all employees meeting the eligibility requirements of the plan. Through December 31, 2015, the plan had an employer-matching contribution of 50% of the first 6% of an employee’s contribution, which vested over an employee’s initial five-year service period. For the period from January 1, 2016 through September 9, 2016, the plan had an employer-matching contribution of 100% of the first 3% of an employee's contribution and 50% of the next 2% of an employee's contribution, which vested immediately. The plan also provides for contribution of up to 100% of eligible employee pretax salary, subject to the Code’s annual deferral limit of $18,000 during 2016 and 2015 and $17,500 during 2014. Employer contributions, net of forfeitures, totaled approximately $2.7 million, $1.7 million and $1.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
In June 2016, ESA Management established a non-qualified deferred compensation plan to allow certain eligible employees an option to defer a portion of their compensation on a tax-deferred basis. At this time, the Company does not offer a matching contribution. The plan is fully funded in a Rabbi Trust, which is subject to creditor claims in the event of insolvency, but the assets held in the Rabbi Trust are not available for general corporate purposes. As of December 31, 2016, approximately $0.1 million is included in other assets and accounts payable and accrued liabilities related to this plan.

16.	RELATED PARTY TRANSACTIONS
Investment funds of the Sponsors held 21,105 shares of the Corporation’s outstanding mandatorily redeemable preferred stock as of December 31, 2016 and 2015.
As of December 31, 2016, the outstanding balance owed by ESH REIT to the Corporation under the Unsecured Intercompany Facility was $50.0 million. ESH REIT is able to increase its borrowings under the Unsecured Intercompany Facility to an amount of up to $300.0 million, plus additional amounts, in each case, subject to certain conditions. The outstanding debt balance and interest expense owed by ESH REIT to the Corporation related to this facility eliminate in consolidation (see Note 7).
In the fourth quarter of 2016, the Corporation and ESH REIT repurchased and retired approximately 3.85 million Paired Shares from the Selling Stockholders for approximately $35.1 million and $21.6 million, respectively. These Paired Shares were purchased in connection with secondary offerings consummated in the fourth quarter of 2016 and pursuant to, and counted toward, the combined Paired Share repurchase program.
In March 2016, in connection with ESH REIT's $800.0 million issuance of its 2025 Notes discussed in Note 7, an affiliate of one of the Sponsors acted as an initial purchaser and purchased $24.0 million of the 2025 Notes. As such, the affiliate of one of the Sponsors earned approximately $0.4 million in fees related to the transaction for the year ended December 31, 2016.

17.	SUBSEQUENT EVENTS
In December, 2016, the Boards of Directors of Extended Stay America, Inc. and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $200 million to up to $300 million of Paired Shares and extended the maturity date of the program through December 31, 2017, each effective January 1, 2017.
In February 2017, ESH REIT sought an amendment to its existing 2016 Term Facility from the lenders thereunder (such proposed amendment, the "Repricing Amendment"). The Repricing Amendment, if completed, would have the following impact on the 2016 Term Facility: (i) decrease the interest rate spread on LIBOR based loans from 3.0% to 2.5%; (ii) decrease the interest rate spread on base rate loans from 2.0% to 1.5%; (iii) remove the floor of 0.75% on LIBOR based loans; (iv) remove the floor of 2.0% on base rate loans; (v) remove ranges on interest rate spreads for all loan types that are currently dependent upon ESH REIT’s credit rating; and (vi) extend the 1% prepayment penalty through September 1, 2017 (prepayments made after September 1, 2017 are not subject to a prepayment penalty, other than customary “breakage” costs). ESH REIT expects to complete the Repricing Amendment in early March 2017, subject to the satisfaction of customary closing conditions.
Subsequent to December 31, 2016, the Corporation and ESH REIT repurchased and retired their respective portion of approximately 0.6 million Paired Shares for approximately $6.0 million and $3.7 million, respectively.
On February 28, 2017, the Board of Directors of the Corporation declared a cash distribution of $0.04 per share for the fourth quarter of 2016 on its common stock. This distribution is payable on March 28, 2017 to shareholders of record as of March 14, 2017. Also on February 28, 2017, the Board of Directors of ESH REIT declared a cash distribution of $0.15 per share for the fourth quarter of 2016 on its Class A and Class B common stock. This distribution is also payable on March 28, 2017 to shareholders of record as of March 14, 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
ESH Hospitality, Inc.
Charlotte, North Carolina
We have audited the accompanying consolidated balance sheets of ESH Hospitality, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule (Schedule III) listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ESH Hospitality, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule (Schedule III), when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 28, 2017

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2016 AND 2015
(In thousands, except share and per share data)

	December 31, 2016	December 31, 2015
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $959,449 and $765,034	$3,914,569	$3,920,906
RESTRICTED CASH	344	60,945
CASH AND CASH EQUIVALENTS	53,506	223,256
RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC. (Note 11)	2,609	4,299
DEFERRED RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC. (Note 11)	40,259	41,546
GOODWILL	52,245	52,245
OTHER ASSETS	13,973	13,352
TOTAL ASSETS	$4,077,505	$4,316,549
LIABILITIES AND EQUITY
LIABILITIES:
Term loan facilities payable - Net of unamortized deferred financing costs and debt discount of $21,994 and $4,940	$1,274,756	$361,523
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $34,482 and $10,756	1,265,518	489,244
Mortgage loan payable - Net of unamortized deferred financing costs of $19,536	—	1,911,621
Revolving credit facility	45,000	—
Loan payable to Extended Stay America, Inc. (Notes 6 and 11)	50,000	—
Unearned rental revenues from Extended Stay America, Inc. (Note 11)	39,898	38,321
Due to Extended Stay America, Inc. (Note 11)	11,608	64,680
Accounts payable and accrued liabilities	69,520	101,997
Deferred tax liabilities	3,286	2,697
Total liabilities	2,759,586	2,970,083
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY:
Common stock - Class A: $0.01 par value, 4,300,000,000 shares authorized, 250,493,583 shares issued and outstanding; Class B: $0.01 par value, 7,800,000,000 shares authorized, 195,406,944 and 204,593,912 shares issued and outstanding	4,462	4,554
Additional paid in capital	1,144,664	1,168,903
Preferred stock—no par value, $1,000 liquidation value, 125 shares authorized, issued and outstanding	73	73
Retained earnings	176,532	186,306
Accumulated other comprehensive loss	(7,812)	(13,370)
Total equity	1,317,919	1,346,466
TOTAL LIABILITIES AND EQUITY	$4,077,505	$4,316,549
See accompanying notes to consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(In thousands, except per share data)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
REVENUES - Rental revenues from Extended Stay America, Inc. (Note 11)	$694,275	$719,635	$684,205
OPERATING EXPENSES:
Hotel operating expenses	89,166	97,062	93,826
General and administrative expenses (Note 11)	14,264	15,973	15,634
Depreciation	216,394	199,044	183,033
Total operating expenses	319,824	312,079	292,493
GAIN ON SALE OF HOTEL PROPERTIES (Note 4)	—	116,616	864
OTHER INCOME	5	37	269
INCOME FROM OPERATIONS	374,456	524,209	392,845
OTHER NON-OPERATING (INCOME) EXPENSE	(1,245)	2,726	3,629
INTEREST EXPENSE, NET	163,443	134,780	143,232
INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	212,258	386,703	245,984
INCOME TAX EXPENSE (BENEFIT)	51	8,519	(1,110)
NET INCOME	$212,207	$378,184	$247,094
NET INCOME PER ESH HOSPITALITY, INC. COMMON SHARE:
Class A - basic	$0.47	$0.83	$0.54
Class A - diluted	$0.47	$0.83	$0.54
Class B - basic	$0.47	$0.83	$0.55
Class B - diluted	$0.47	$0.83	$0.54
WEIGHTED-AVERAGE ESH HOSPITALITY, INC. COMMON SHARES OUTSTANDING:
Class A - basic	250,494	250,451	250,300
Class A - diluted	250,494	250,451	250,300
Class B - basic	200,572	204,211	203,548
Class B - diluted	200,736	204,567	204,508
See accompanying notes to consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(In thousands)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
NET INCOME	$212,207	$378,184	$247,094
FOREIGN CURRENCY TRANSLATION GAIN (LOSS), NET OF TAX OF $91, $173 AND $0	583	(7,516)	(2,194)
INTEREST RATE CASH FLOW HEDGE GAIN, NET OF TAX OF $16	4,975	—	—
COMPREHENSIVE INCOME	$217,765	$370,668	$244,900
See accompanying notes to consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(In thousands, except per share data)

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - January 1, 2014	250,296	204,788	$4,551	125	$73	$1,336,154	$(9,617)	$(3,660)	$1,327,501
Net income	—	—	—	—	—	—	247,094	—	247,094
Foreign currency translation loss, net of tax	—	—	—	—	—	—	—	(2,194)	(2,194)
Issuance of common stock	7	—	—	—	—	138	—	—	138
Common distributions - $0.53 per Class A and Class B common share	—	—	—	—	—	(154,356)	(86,805)	—	(241,161)
Preferred distributions	—	—	—	—	—	—	(16)	—	(16)
Equity-based compensation	—	(271)	—	—	—	675	(4)	—	671
BALANCE - December 31, 2014	250,303	204,517	4,551	125	73	1,182,611	150,652	(5,854)	1,332,033
Net income	—	—	—	—	—	—	378,184	—	378,184
Foreign currency translation loss, net of tax	—	—	—	—	—	—	—	(7,516)	(7,516)
Issuance of common stock	191	97	3	—	—	3,516	—	—	3,519
Common distributions - $0.79 per Class A and Class B common share	—	—	—	—	—	(17,698)	(342,514)	—	(360,212)
Preferred distributions	—	—	—	—	—	—	(16)	—	(16)
Equity-based compensation	—	(20)	—	—	—	474	—	—	474
BALANCE—December 31, 2015	250,494	204,594	4,554	125	73	1,168,903	186,306	(13,370)	1,346,466
Net income	—	—	—	—	—	—	212,207	—	212,207
Foreign currency translation gain, net of tax	—	—	—	—	—	—	—	583	583
Interest rate cash flow hedge gain, net of tax								4,975	4,975
Repurchase of Class B common stock		(9,415)	(94)				(53,581)		(53,675)
Common distributions - $0.43 per Class A and Class B common share	—	—	—	—	—	(26,933)	(168,384)	—	(195,317)
Preferred distributions	—	—	—	—	—	—	(16)	—	(16)
Equity-based compensation	—	228	2	—	—	2,694	—	—	2,696
BALANCE - December 31, 2016	250,494	195,407	$4,462	125	$73	$1,144,664	$176,532	$(7,812)	$1,317,919
See accompanying notes to consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(In thousands)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
OPERATING ACTIVITIES:
Net income	$212,207	$378,184	$247,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	216,394	199,044	183,033
Foreign currency transaction (gain) loss	(1,245)	2,726	3,629
Amortization and write-off of deferred financing costs and debt discount	30,358	11,526	16,956
Amortization of above-market ground leases	(136)	(136)	(136)
Loss on disposal of property and equipment	10,739	9,206	3,133
Gain on sale of hotel properties	—	(116,616)	(864)
Equity-based compensation	126	474	671
Deferred income tax expense	571	6,076	1
Changes in assets and liabilities:
Deferred rents receivable from Extended Stay America, Inc.	1,288	(13,028)	(27,252)
Due from Extended Stay America, Inc., net	4,400	21,787	29,711
Other assets	3,268	(5,334)	(7,241)
Unearned rental revenues/rents receivable from Extended Stay America, Inc., net	3,267	7,897	(11,713)
Accounts payable and accrued liabilities	7,113	10,179	(4,165)
Net cash provided by operating activities	488,350	511,985	432,857
INVESTING ACTIVITIES:
Purchases of property and equipment	(222,257)	(199,135)	(166,358)
Proceeds from asset dispositions, net	—	265,854	3,223
Decrease (increase) in restricted cash	60,601	(10,946)	(4,096)
Proceeds from insurance recoveries	2,958	5,261	13,924
Net cash (used in) provided by investing activities	(158,698)	61,034	(153,307)
FINANCING ACTIVITIES:
Principal payments on mortgage loan	(1,931,157)	(586,892)	(1,794)
Proceeds from term loan facilities, net of debt discount	1,293,500	—	373,125
Principal payments on term loan facilities	(366,463)	(8,537)	—
Proceeds from senior notes, net of debt discount	788,000	500,000	—
Proceeds from revolving credit facility	70,000	90,000	143,000
Principal payments on revolving credit facility	(25,000)	(90,000)	(163,000)
Principal payments on mezzanine loans	—	—	(365,000)
Proceeds from loan payable to Extended Stay America, Inc.	75,000	—	—
Principal payments on loan payable to Extended Stay America, Inc.	(25,000)	—	—
Payments of deferred financing costs	(34,165)	(11,476)	(5,222)
Net proceeds to Extended Stay America, Inc.	(10,306)	(5,928)	(4,676)
Repurchase of Class B common stock	(53,675)	—	—
Issuance of Class A and Class B common stock	1,244	2,414	138
Common distributions	(281,364)	(273,144)	(240,910)
Preferred distributions	(16)	(16)	(16)
Net cash used in financing activities	(499,402)	(383,579)	(264,355)
CHANGES IN CASH AND CASH EQUIVALENTS DUE TO CHANGES IN FOREIGN CURRENCY EXCHANGE RATES	—	—	24
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(169,750)	189,440	15,219
CASH AND CASH EQUIVALENTS—Beginning of period	223,256	33,816	18,597
CASH AND CASH EQUIVALENTS—End of period	$53,506	$223,256	$33,816
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties	$116,919	$118,226	$122,184
Income tax payments—Net of refunds of $416, $37 and $127	$1,712	$1,044	$873
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in due to/from Extended Stay America, Inc. and accounts payable and accrued liabilities	$20,996	$23,571	$15,876
Principal payments on term loan facilities included in accounts payable and accrued liabilities	$3,250	$—	$—
Deferred financing costs included in accounts payable and accrued liabilities	$76	$—	$—
Common distributions included in accounts payable and accrued liabilities	$1,269	$39,734	$—
Common distributions included in due to Extended Stay America, Inc.	$—	$47,594	$—
See accompanying notes to consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2016 AND 2015 AND FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

1.	BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION
ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. Extended Stay America, Inc. (the “Corporation”), the direct parent of ESH REIT, was incorporated in the state of Delaware on July 8, 2013. On November 18, 2013, the Corporation and ESH REIT completed an initial public offering of 32.5 million Paired Shares. A "Paired Share" consists of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. The Corporation owns, and is expected to continue to own, all of the issued and outstanding Class A common stock of ESH REIT, which currently represents approximately 56% of the outstanding common stock of ESH REIT.
As of December 31, 2016 and 2015, ESH REIT and its subsidiaries owned 626 hotel properties in 44 U.S. states, consisting of approximately 68,900 rooms, and three hotels in Canada, consisting of 500 rooms. On December 8, 2015, ESH REIT sold 53 hotel properties (see Note 4). As such, for the period from January 1, 2015 through December 7, 2015, ESH REIT owned 682 hotels consisting of 76,000 rooms.
The hotels are operated by wholly-owned subsidiaries of the Corporation (the “Operating Lessees”) pursuant to leases between ESH REIT and the Operating Lessees. The hotels are managed by ESA Management LLC ("ESA Management"), a wholly-owned subsidiary of the Corporation. The substantial majority of the hotels are operated under the core brand, Extended Stay America. The three hotels in Canada are operated under the brand Extended Stay Canada. The brands are owned by ESH Hospitality Strategies LLC ("ESH Strategies"), also a wholly-owned subsidiary of the Corporation.
As of December 31, 2016, ESH REIT’s common equity consisted of the following: (i) approximately 250.5 million shares of Class A common stock outstanding (approximately 56% of its common equity), all of which were owned by the Corporation, and (ii) approximately 195.4 million shares of Class B common stock outstanding (approximately 44% of its common equity), approximately 55.9% of which were owned by the public and approximately 44.1% of which were owned by Centerbridge Partners, L.P., Paulson & Co. Inc. and The Blackstone Group, L.P. and their funds or affiliates (collectively, the “Sponsors”) and senior management, including certain directors.
As of December 31, 2015, ESH REIT’s common equity consisted of the following: (i) approximately 250.5 million shares of Class A common stock outstanding (approximately 55% of its common equity), all of which were owned by the Corporation, and (ii) approximately 204.6 million shares of Class B common stock outstanding (approximately 45% of its common equity), approximately 36.9% of which were owned by the public and approximately 63.1% of which were owned by the Sponsors and senior management, including certain directors.
Paired Share Repurchase Program
In December 2015, the Board of Directors ESH REIT, together with the Board of Directors of the Corporation, authorized a combined Paired Share repurchase program for up to $100 million of Paired Shares. In February 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $100 million to up to $200 million of Paired Shares. In December 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $200 million to up to $300 million of Paired Shares and extended the maturity of the program through December 31, 2017, each effective January 1, 2017. Repurchases may be made at management's discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice. As of December 31, 2016, ESH REIT repurchased and retired approximately 9.4 million ESH REIT Class B common shares for approximately $53.7 million of which approximately 3.85 million ESH REIT Class B common shares were repurchased and retired from certain Selling Stockholders, as discussed below.

Secondary Offerings
In August 2014, certain selling stockholders (the “Selling Stockholders”) sold 24.2 million Paired Shares as part of a secondary offering. The Selling Stockholders consisted solely of entities affiliated with the Sponsors and did not include officers or directors of the Corporation or ESH REIT. Neither the Corporation nor ESH REIT sold Paired Shares in the secondary offering and neither received proceeds from the secondary offering. The Corporation and ESH REIT did, however, incur professional fees in connection with the secondary offering. For the year ended December 31, 2014, total expenses incurred by ESH REIT were approximately $0.7 million.
In June 2015, the Corporation and ESH REIT filed an automatic shelf registration statement with the U.S. Securities and Exchange Commission (“SEC”) pursuant to which, from time to time, (i) the Corporation and ESH REIT may offer and sell an unlimited number of Paired Shares and (ii) the Sponsors may offer and sell, on a cumulative basis, up to 142,960,388 Paired Shares. In November 2015, certain Selling Stockholders sold 15.0 million Paired Shares registered pursuant to the automatic shelf registration statement. The Selling Stockholders consisted solely of entities affiliated with the Sponsors and did not include officers or directors of the Corporation or ESH REIT. Neither the Corporation nor ESH REIT sold Paired Shares in the secondary offering and neither received proceeds from the secondary offering. The Corporation and ESH REIT did, however, incur professional fees in connection with filing the automatic shelf registration and the secondary offering. Total expenses incurred by ESH REIT were approximately $0.3 million during the year ended December 31, 2015.
In October, November and December 2016, certain Selling Stockholders sold approximately 15.0 million, 14.0 million and 13.1 million Paired Shares, respectively, pursuant to the automatic shelf registration statement as part of secondary offerings, of which ESH REIT repurchased and retired, in the aggregate, approximately 3.85 million ESH REIT Class B common shares from the Selling Stockholders for approximately $21.6 million. The Selling Stockholders consisted solely of entities affiliated with the Sponsors and did not include officers or directors of the Corporation or ESH REIT. Neither the Corporation nor ESH REIT sold Paired Shares in these secondary offerings and neither received proceeds from these secondary offerings. The Corporation and ESH REIT did, however, incur professional fees in connection with these secondary offerings. Total expenses incurred by ESH REIT were approximately $0.5 million during the year ended December 31, 2016.
Basis of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”), and include the financial position, results of operations, comprehensive income, changes in equity and cash flows of ESH REIT and its consolidated subsidiaries. Changes in ownership interests in a consolidated subsidiary that do not result in a loss of control are accounted for as equity transactions. All intercompany accounts and transactions have been eliminated.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates—The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management used significant estimates to determine the estimated useful lives of tangible assets as well as in the assessment of tangible and intangible assets, including goodwill, for impairment, estimated liabilities for insurance reserves and the grant-date fair value of certain equity-based awards. Actual results could differ from those estimates.
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
Restricted Cash—Restricted cash includes amounts held by a third party related to hotel properties that served as collateral for previously outstanding debt obligations. Prior to 2016, restricted cash included amounts held in escrowed cash management accounts and in escrows for the payment of real estate taxes and insurance, capital improvements, ground leases and mortgage debt service, all as were required by ESH REIT’s former mortgage loan agreement (see Note 6).
Property and Equipment—Property and equipment additions are recorded at cost. Major improvements that extend the life or utility of property or equipment are capitalized and depreciated over a period equal to the shorter of the estimated useful life of the improvement or the remaining estimated useful life of the asset. Ordinary repairs and maintenance are charged to expense as incurred.

Depreciation and amortization are recorded on a straight-line basis over the following estimated useful lives:

Hotel buildings	7–49 years
Hotel building improvements	3–39 years
Hotel site improvements	3–20 years
Hotel furniture, fixtures and equipment	3–10 years
Management assesses the performance of long-lived assets for potential impairment quarterly, as well as when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by a comparison of the carrying amount of a group of hotel properties (groups of hotel properties align with hotels as they are grouped under ESH REIT’s operating leases) to the estimated future undiscounted cash flows expected to be generated by the group of hotel properties. Impairment is recognized when estimated future undiscounted cash flows, including proceeds from disposition, are less than the carrying value of a group of hotel properties. To the extent that a group of hotel properties is impaired, the excess carrying amount over their estimated fair value is recognized as an impairment charge and reduces income from operations. Fair value is determined based upon the discounted cash flows of a group of hotel properties, quoted market prices or independent appraisals, as considered necessary. ESH REIT did not recognize any impairment charges related to property and equipment for the years ended December 31, 2016, 2015, or 2014 (see Note 5). The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, then an impairment charge to reduce the carrying value of a group of hotel properties could occur in a future period in which conditions change.
Goodwill—Goodwill represents the excess purchase price over the fair value of net assets acquired. ESH REIT tests goodwill for impairment quarterly and more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ESH REIT has one operating segment, which is its reporting unit; therefore, management analyzes goodwill associated with all hotels when analyzing for potential impairment. ESH REIT first assesses qualitative factors to determine if it is not more likely than not that the fair value of its reporting unit is less than its carrying amount. No impairment charges related to goodwill were recognized during the years ended December 31, 2016, 2015 or 2014.
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
Discontinued Operations—Effective January 1, 2014, ESH REIT early adopted Accounting Standards Update (“ASU”) No. 2014-08 issued by the Financial Accounting Standards Board (“FASB”). This update defines discontinued operations as a component of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, which generally results in reporting discontinued operations less frequently than under the previous accounting standard.
Deferred Financing Costs—Effective December 31, 2015, ESH REIT early adopted FASB ASU No. 2015-03 and ASU No. 2015-15 as discussed further in “Recently Issued Accounting Standards” below. Costs incurred in obtaining financing are amortized over the terms of the related loans on a straight-line basis, which approximates the effective interest method. Deferred financing costs are presented in the accompanying consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability, except those incurred under a revolving-debt arrangement which are presented as a component of other assets. Upon repayment, or in conjunction with a material change in the terms of the underlying debt agreement, remaining unamortized costs are included as a component of net interest expense. During the years ended December 31, 2016, 2015 and 2014, approximately $20.0 million, $2.1 million and $5.1 million, respectively, of unamortized deferred financing costs, primarily related to the prepayment of mortgage and mezzanine loans, are included in net interest expense in the accompanying consolidated statements of operations. Amortization of deferred financing costs unrelated to the prepayment of mortgage and mezzanine loans, which is also included in net interest expense in the accompanying consolidated statements of operations, was approximately $7.7 million, $9.0 million and $11.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Revenue Recognition—ESH REIT’s sole source of revenues is rental revenue derived from leases with subsidiaries of the Corporation (the Operating Lessees). ESH REIT records rental revenues on a straight-line basis as they are earned during the lease terms. Rents receivable from Extended Stay America, Inc. on the accompanying consolidated balance sheets represent monthly rental amounts contractually due. Deferred rents receivable from Extended Stay America, Inc. on the accompanying consolidated balance sheets represent the cumulative difference between straight-line rental revenues recognized and rental revenues contractually due. As scheduled rent payments begin to exceed straight-line rental revenue, this amount, approximately $40.3 million as of December 31, 2016, will gradually decrease through the remainder of the lease terms until it is zero at the end of the lease terms in October 2018. Lease rental payments received prior to rendering services are included in unearned rental revenues from Extended Stay America, Inc. on the accompanying consolidated balance sheets. Contingent rental revenues, specifically percentage rental revenues related to hotel revenues of the Operating Lessees, are recognized when such amounts are fixed and determinable (i.e., only when percentage rental revenue thresholds have been achieved).
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
ESH REIT’s financial instruments consist of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, intercompany and term loans, senior notes and its revolving credit facility. The carrying values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities and ESH REIT’s revolving credit facility are representative of their fair values due to the short-term nature or frequent settlement of these instruments. The fair values of intercompany and term loans and senior notes are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on ESH REIT’s current intercompany and term loans and senior notes or from quoted market prices, when available (see Note 6).
Derivative Instruments—ESH REIT from time to time uses derivative instruments to manage its exposure to interest rate risks and foreign currency exchange risks. ESH REIT’s primary objective in holding derivatives is to reduce the volatility of cash flows and earnings associated with changes in interest rates and foreign currency exchange rates. ESH REIT’s derivatives expose it to credit risk to the extent that counterparties may be unable to meet the terms of the agreement. ESH REIT seeks to mitigate such risks by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. Management does not expect material losses as a result of defaults by counterparties.
Derivative instruments, including derivative instruments embedded in other contracts, are recorded in the accompanying consolidated balance sheets as either assets or liabilities measured at fair value, unless the transactions qualify and are designated as normal purchases and sales. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met (see Note 7). ESH REIT does not enter into derivative instruments for trading or speculative purposes.
Investments—ESH REIT consolidates a subsidiary when it has the ability to direct the activities that most significantly impact the economic performance of the subsidiary. Judgment is required with respect to the consolidation of investments, including partnership and joint venture entities, in terms of the evaluation of control, including assessment of the importance of rights and privileges of the partners based on voting rights, as well as financial interests that are not controllable through voting interests. Third party equity interests in consolidated subsidiaries are presented as noncontrolling interests.
ESH REIT evaluates subsidiaries and affiliates, as well as other entities, to determine if they are variable interest entities ("VIEs"). If a subsidiary, affiliate or other entity is a VIE, it is subject to the consolidation framework specifically for VIEs. ESH REIT considers an entity a VIE if equity investors own an interest therein that does not have the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In accordance with FASB ASC 810, "Consolidations," ESH REIT reviews subsidiaries and affiliates, as well as other entities, to determine if (i) they should be considered VIEs, and (ii) whether their consolidation determinations should change based on changes in their characteristics.
Income Taxes—ESH REIT has elected to be taxed as and expects to continue to qualify as a real estate investment trust (“REIT”) under provisions of the Internal Revenue Code of 1986, as amended (the "Code"). A REIT is a legal entity that holds real estate assets and is generally not subject to federal and state income taxes. In order to maintain qualification as a REIT, ESH REIT is required to distribute at least 90% of its taxable income, excluding capital gains, to its shareholders each year. In addition, ESH REIT must meet a number of complex organizational and operational requirements. If ESH REIT were to fail to qualify as a REIT in any taxable year, it would be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and generally would be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it lost its REIT qualification. Even in qualifying as a REIT, ESH REIT may be subject to state and local taxes in certain jurisdictions, and is subject to federal income and excise taxes on undistributed income.
In 2016, ESH REIT distributed approximately 100% of its taxable income and, as a result, incurred minimal current federal income tax. In the future, ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. ESH REIT expects that such distributions will be approximately 100% of its taxable income.
ESH REIT accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, ESH REIT determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. ESH REIT’s deferred tax rates are adjusted to reflect expected future distributions and the deduction allowed upon distribution.
ESH REIT recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, ESH REIT considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If ESH REIT determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, ESH REIT would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. ESH REIT records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) ESH REIT determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, ESH REIT recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
Foreign Currency—The financial statements of certain of ESH REIT’s subsidiaries and its investments therein are maintained in their functional currency, the Canadian dollar (“C$”), and their revenues and expenses are translated into U.S. dollars using the average exchange rate for the period. The assets and liabilities of these subsidiaries are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. As of December 31, 2016 and 2015, foreign currency translation losses, net of tax, of approximately $12.8 million and $13.4 million, respectively, are reflected in accumulated other comprehensive loss as a component of equity in the accompanying consolidated balance sheets. Foreign currency transaction (gains) and losses related to U.S. dollar denominated debt at Canadian subsidiaries of approximately $(1.2) million, $2.7 million and $3.6 million are included in other non-operating expense in the accompanying consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 respectively.
ESH REIT is party to a purchase and sale agreement to divest its three Extended Stay Canada hotels for $76.0 million Canadian dollars, of which approximately $73.0 million Canadian dollars relates to ESH REIT assets, which is expected to close in 2017, subject to the satisfaction or waiver of customary closing conditions. Approximately $13.1 million is included in accumulated other comprehensive loss related to foreign currency transaction loss as of December 31, 2016. Upon closing, this amount will be recorded as a charge against earnings and is expected to fully erode the gain on sale, such that that ESH REIT expects to recognize a net loss on its portion of the sale.
Comprehensive Income—Comprehensive income includes net income and other comprehensive income, which consists of foreign currency translation adjustments and interest rate cash flow hedge adjustments. Comprehensive income is presented in the accompanying consolidated statements of comprehensive income. Foreign currency translation adjustments and interest rate cash flow hedge adjustments are presented as separate components of consolidated equity.
Equity-Based Compensation—ESH REIT maintains a Long-Term Incentive Plan (“LTIP”), as amended and restated in 2015, approved by its shareholders. Under the LTIP, ESH REIT may issue to eligible employees or directors restricted stock awards ("RSAs"), restricted stock units ("RSUs") or other equity-based awards, in respect of Paired Shares, with service, performance or market vesting conditions. ESH REIT classifies equity-based awards granted in exchange for employee or director services as either equity awards or as liability awards. The classification of an award either as an equity award or a liability award is generally based upon cash settlement options. Equity awards are measured based on their fair value on the date of grant. Liability awards are re-measured to fair value each reporting period. The value of all awards, less estimated forfeitures, is recognized over the period during which an employee or director is required to provide services in exchange for the award—the requisite service period (usually the vesting period). No compensation expense is recognized for awards for which employees or directors do not render the requisite services. All awards granted are classified as equity awards.
Segments—ESH REIT’s business represents a single operating segment based on the way ESH REIT manages its business. ESH REIT’s hotels provide similar services, use similar processes to sell those services and lease the hotel properties to similar classes of customers. The amounts of long-lived assets and revenues outside the U.S. are not significant for any period presented.
Recently Issued Accounting Standards
Statement of Cash Flows—In August and November 2016, the FASB issued accounting standards updates which provide additional clarity on the classification of specific events on the statement of cash flows. These events include debt prepayment and extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, distributions received from equity method investees, and beneficial interests in securitization transactions. These updates also require amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. These updates are effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, with early application permitted. The adoption of these updates will require cash outflows related to debt prepayment and extinguishment costs to be classified as financing activities. For the years ended December 31, 2016, 2015 and 2014, debt prepayment and extinguishment costs included within net cash provided by operating activities totaled approximately $4.0 million, $0.9 million and $4.3 million, respectively. Additionally, the effect of the adoption of these updates on ESH REIT's consolidated statements of cash flows will be to include restricted cash in the beginning and end of period balances of cash, restricted cash and cash equivalents. The change in restricted cash is currently included in investing activities in the consolidated statements of cash flows.
Compensation—Stock Compensation—In March 2016, the FASB issued an accounting standards update which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, and certain classifications on the statement of cash flows. ESH REIT adopted this update on January 1, 2017, and expects it to have no material effect on its consolidated financial statements.
Derivatives and Hedging—In March 2016, the FASB issued accounting standards updates to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts and to clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ESH REIT adopted these updates on January 1, 2017, and they are expected to have no material effect on its consolidated financial statements.
Leases—In February 2016, the FASB issued an accounting standards update which introduces a lessee model that requires a right-of-use asset and lease obligation to be presented on the balance sheet for all leases, whether operating or financing. The update eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. The update also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. This update will be effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and must be applied using a modified retrospective approach, which will require adjustment to all periods presented.
As of December 31, 2016, using its incremental borrowing rate with respect to the future minimum lease payments under its operating leases (ground leases), ESH REIT has preliminarily determined that the lease liability would be between approximately $8.0 million and $12.0 million and the right of use asset would be between approximately $1.5 million and $5.5 million, which includes adjustments for accrued lease payments, above market lease liabilities and lease incentives.
The recording of a lease obligation may increase total indebtedness for purposes of financial covenants within certain of ESH REIT’s existing debt agreements; however, ESH REIT does not expect this increase to cause instances of non-compliance with any of these covenants. ESH REIT currently does not expect the adoption of this update to have a material effect on its consolidated statements of operations or cash flows. ESH REIT is in the process of evaluating which practical expedients it will choose to elect upon adoption.
Intangibles—Goodwill and Other—Internal-Use Software—In April 2015, the FASB issued an accounting standards update which clarifies the accounting for fees paid by a customer in a cloud computing arrangement. This update provides guidance to customers regarding whether a cloud computing arrangement includes the sale or license of software or, alternatively, the sale of a service. ESH REIT adopted this update on January 1, 2016, and it had no material effect on its consolidated financial statements.
Consolidation—Amendments to the Consolidation Analysis—In February 2015 and October 2016, the FASB issued accounting standards updates which amend the consolidation requirements under U.S. GAAP, changing the analysis performed by a company to determine whether it has a variable interest in an entity and when to consolidate such entities. ESH REIT adopted these updates on January 1, 2016, and they had no material effect on its consolidated financial statements.
Income Statement—Extraordinary and Unusual Items—In January 2015, the FASB issued an accounting standards update to simplify income statement presentation by eliminating the concept of extraordinary items. ESH REIT adopted this update on January 1, 2016, and it had no material effect on its consolidated financial statements.
Presentation of Financial Statements—Going Concern—In August 2014, the FASB issued an accounting standards update which provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. This update requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is “substantial doubt” about its ability to continue as a going concern. ESH REIT adopted this update on December 31, 2016, and it had no material effect on its consolidated financial statements.

3.	NET INCOME PER SHARE
Basic net income per share is computed by dividing net income available to Class A and Class B common shareholders by the weighted-average number of shares of ESH REIT’s unrestricted Class A and Class B common stock outstanding, respectively. Diluted net income per share is computed by dividing net income available to Class A and Class B common shareholders, as adjusted for potentially dilutive securities, by the weighted-average number of shares of ESH REIT’s unrestricted Class A and Class B common stock outstanding, respectively, plus potentially dilutive securities. Dilutive securities include certain equity-based awards issued under long-term incentive plans (see Note 13) and are included in the calculation, provided that the inclusion of such securities is not anti-dilutive.
The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows (in thousands, except per share data):

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Numerator:
Net income	$212,207	$378,184	$247,094
Less preferred dividends	(16)	(16)	—
Net income available to ESH Hospitality, Inc. common shareholders	$212,191	$378,168	$247,094
Class A:
Net income available to ESH Hospitality, Inc. Class A common shareholders - basic	$118,787	$208,202	$136,152
Less amounts available to ESH Hospitality, Inc. Class B shareholders assuming conversion	(43)	(152)	(315)
Net income available to ESH Hospitality, Inc. Class A common shareholders - diluted	$118,744	$208,050	$135,837
Class B:
Net income available to ESH Hospitality, Inc. Class B common shareholders - basic	$93,404	$169,966	$110,942
Amounts available to ESH Hospitality, Inc. Class B shareholders assuming conversion	43	152	315
Net income available to ESH Hospitality, Inc. Class B common shareholders - diluted	$93,447	$170,118	$111,257
Denominator:
Class A:
Weighted-average number of ESH Hospitality, Inc. Class A common shares outstanding - basic and diluted	250,494	250,451	250,300
Class B:
Weighted-average number of ESH Hospitality, Inc. Class B common shares outstanding - basic	200,572	204,211	203,548
Dilutive securities	164	356	960
Weighted-average number of ESH Hospitality, Inc. Class B common shares outstanding - diluted	200,736	204,567	204,508
Net income per ESH Hospitality, Inc. common share - Class A - basic	$0.47	$0.83	$0.54
Net income per ESH Hospitality, Inc. common share - Class A - diluted	$0.47	$0.83	$0.54
Net income per ESH Hospitality, Inc. common share - Class B - basic	$0.47	$0.83	$0.55
Net income per ESH Hospitality, Inc. common share - Class B - diluted	$0.47	$0.83	$0.54

4.	HOTEL DISPOSITIONS
On December 8, 2015, ESH REIT sold 53 hotel properties, 47 of which operated under the Crossland Economy Studios brand and six of which operated under the Extended Stay America brand, for gross proceeds of $273.0 million. ESH REIT’s carrying value of the portfolio, including net working capital and approximately $2.1 million of allocable goodwill, was approximately $148.4 million, resulting in a gain, net of closing costs and adjustments, of approximately $116.6 million, which was reported in gain on sale of hotel properties in the accompanying consolidated statement of operations for the year ended December 31, 2015. The disposition was not reported as a discontinued operation.
During the period from January 1, 2015 through December 7, 2015 and during the year ended December 31, 2014, these hotels contributed rental revenues, total operating expenses and income before income tax expense as follows (in thousands):

	Period from January 1, 2015 through December 7, 2015	Year Ended December 31, 2014
Rental revenues from Extended Stay America, Inc.	$42,403	$41,749
Total operating expenses	12,514	13,464
Income before income tax expense (1)	25,863	24,433
____________________________

(1)	Interest expense relates to approximately $86.1 million of ESH REIT's 2012 Mortgage Loan (as defined in Note 6) repaid in conjunction with the sale.
In July 2014, ESH REIT sold its two Hometown Inn-branded hotel properties, with a carrying value of approximately $2.2 million, for proceeds of $3.5 million. Net of closing costs and adjustments, ESH REIT recognized a gain on sale of approximately $0.9 million. The disposition was not reported as a discontinued operation.

5.	PROPERTY AND EQUIPMENT
Net investment in property and equipment as of December 31, 2016 and 2015, consists of the following (in thousands):

	December 31, 2016	December 31, 2015
Hotel properties:
Land and site improvements	$1,304,503	$1,297,696
Building and improvements	2,960,158	2,868,943
Furniture, fixtures and equipment	607,682	517,626
Total hotel properties	4,872,343	4,684,265
Undeveloped land parcel	1,675	1,675
Total cost	4,874,018	4,685,940
Less accumulated depreciation	(959,449)	(765,034)
Property and equipment - net	$3,914,569	$3,920,906
During the years ended December 31, 2016, 2015 and 2014, ESH REIT, using Level 3 unobservable inputs, assessed property and equipment for potential impairment. No impairment charges were recognized during the years ended December 31, 2016, 2015 or 2014. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of revenues, expenses and hotel related cash flows based on assumed long-term growth rates, demand trends, expected future capital expenditures and estimated discount rates. These assumptions are based on ESH REIT’s historical data and experience, budgets, industry projections and micro and macro general economic condition projections.

6.	DEBT
During the years ended December 31, 2016 and 2015, the following debt transactions occurred (in thousands):

	December 31, 2016		December 31, 2015
Debt - beginning of year	$2,762,388		$2,859,391
Additions:
Proceeds from term loan facilities, net of debt discount	1,293,500		—
Proceeds from senior notes payable, net of debt discount	788,000		500,000
Proceeds from loan payable to Extended Stay America, Inc.	75,000		—
Proceeds from revolving credit facility	70,000		90,000
Amortization and write-off of deferred financing costs and debt discount (1)	29,091		9,902
Deductions:
Payments on mortgage loan	(1,931,157)		(586,892)
Payments on term loan facilities	(369,713)	(2)	(8,537)
Payments on loan payable to Extended Stay America, Inc.	(25,000)		—
Payments on revolving credit facility	(25,000)		(90,000)
Payments of deferred financing costs (1)	(31,835)		(11,476)
Debt - end of year	$2,635,274		$2,762,388
______________________

(1)	Excludes amortization and payments of deferred financing costs related to the revolving credit facility.

(2)	Includes principal payment of $3.25 million made in January 2017, included in accounts payable and accrued liabilities as of December 31, 2016.
ESH REIT’s outstanding debt, net of unamortized debt discounts, and unamortized deferred financing costs as of December 31, 2016 and 2015, consists of the following (in thousands):

			Outstanding Principal				Unamortized Deferred Financing Costs			Interest Rate
Loan	Stated Amount(1)		December 31, 2016		December 31, 2015		December 31, 2016	December 31, 2015	Stated Interest Rate	December 31, 2016		December 31, 2015	Maturity Date
Mortgage loan
2012 Mortgage Loan - Component B	$350,000		$—		$111,157		$—	$784	3.4047%	N/A		3.4047%	N/A
2012 Mortgage Loan - Component C	1,820,000		—		1,820,000		—	18,752	4.0547%	N/A		4.0547%	N/A
Term loan facilities
2016 Term Facility	1,300,000	(2)	1,290,560	(3)	—		15,804	—	LIBOR(4)(5) + 3.00%	3.75%	(5)	N/A	8/30/2023	(8)
2014 Term Loan	375,000		—		365,157	(6)	—	3,635	LIBOR + 4.25%	N/A		5.00%	N/A
Senior notes
2025 Notes	1,300,000		1,289,041	(7)	500,000		23,523	10,756	5.25%	5.25%		5.25%	5/1/2025
Revolving credit facilities (9)
2016 Revolving Credit Facility	350,000		45,000		—		2,570	1,431	LIBOR + 2.75%	3.33%		N/A	8/30/2021
2013 Revolving Credit Facility	250,000		—		—		—	—	LIBOR + 3.75%	N/A		N/A	N/A
Unsecured Intercompany Facility
Unsecured Intercompany Facility	75,000	(10)	50,000		—		—	—	5.00%	5.00%		N/A	8/30/2023
Total			$2,674,601		$2,796,314		$41,897	$35,358
______________________

(1)	Amortization is interest only, except for the 2016 Term Facility which amortizes in equal quarterly installments of $3.25 million.

(2)	ESH REIT is able to increase its borrowings under the 2016 ESH REIT Credit Facilities by an amount of up to $600.0 million, plus additional amounts, in each case subject to certain conditions.

(3)	The 2016 Term Facility is presented net of an unamortized debt discount of approximately $6.2 million as of December 31, 2016.

(4)	The 2016 Term Facility includes a LIBOR floor of 0.75%.

(5)	$500.0 million of the 2016 Term Facility is subject to a floating-to-fixed interest rate swap at a fixed rate of 1.175% as of December 31, 2016 (see Note 7).

(6)	The 2014 Term Loan is presented net of an unamortized debt discount of approximately $1.3 million as of December 31, 2015.

(7)	The 2025 Notes are presented net of an unamortized debt discount of approximately $11.0 million as of December 31, 2016.

(8)
In addition to scheduled amortization noted in (1) above, subject to certain exceptions, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required under the 2016 Term Facility commencing with the year ending December 31, 2017. Annual mandatory prepayments for the year ending December 31, 2017 and each year thereafter, are due during the first quarter of the following year.

(9)	Unamortized deferred financing costs related to revolving credit facilities are included in other assets in the accompanying consolidated balance sheets.

(10)
As of December 31, 2016, the outstanding balance owed by ESH REIT to the Corporation under the Unsecured Intercompany Facility was $50.0 million. ESH REIT is able to increase its borrowings under the Unsecured Intercompany Facility to an amount of up to $300.0 million, plus additional amounts, in each case subject to certain conditions.

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

The 2016 ESH REIT Credit Facilities contain a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends and distributions, make certain investments and other restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, sell assets or merge, consolidate or transfer all or substantially all of their assets. The 2016 ESH REIT Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the administrative agent is entitled to take various actions, including the acceleration of amounts due under the 2016 ESH REIT Credit Facilities and additional actions that a secured creditor is permitted to take following a default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases and management agreements. As of December 31, 2016, ESH REIT was in compliance with all covenants under the 2016 ESH REIT Credit Facilities.
2016 Term Facility—ESH REIT borrowed $1,300.0 million under the 2016 Term Facility upon the closing of the 2016 ESH REIT Credit Facilities. The 2016 Term Facility bears interest at a rate equal to (i) LIBOR (subject to a floor of 0.75%) plus a spread which is applicable at such time by reference to the Rating Level Period, as defined, or (ii) base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50% or (C) the one-month adjusted LIBOR rate (subject to a floor of 0.75%) plus 1.00%) plus a spread which is applicable at such time by reference to the Rating Level Period. Spreads range from 2.75% to 3.00% for LIBOR loans and 1.75% to 2.00% for base rate loans, and vary depending on ESH REIT's credit rating. The 2016 Term Facility amortizes in equal quarterly installments in annual amounts of 1.0% of the principal amount outstanding, or $13.0 million, commencing on December 31, 2016, with the remaining balance payable at maturity. In addition to scheduled amortization, subject to certain exceptions, mandatory prepayments of up to 50.0% of annual Excess Cash Flow may be required based on ESH REIT's Consolidated Leverage Ratio, each as defined. Annual mandatory prepayments are due during the first quarter of the following year. The 2016 Term Facility matures on August 30, 2023.
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

In addition to paying interest on outstanding principal, ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the amount outstanding under the facility. ESH REIT is also required to pay customary letter of credit fees and agency fees. As of December 31, 2016, ESH REIT had no letters of credit outstanding under the facility, an outstanding balance of $45.0 million and available borrowing capacity of $305.0 million.

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
ESH REIT Senior Notes Due 2025
On May 15, 2015, ESH REIT issued $500.0 million of its 5.25% senior notes due in 2025 (together with the $800.0 million of additional notes, the “2025 Notes”) under an indenture (the “Indenture”) with Deutsche Bank Trust Company Americas, as trustee, at 100% of par value in a private placement pursuant to Rule 144A of the Securities Act ("Rule 144A"). On March 18, 2016, ESH REIT issued an additional $800.0 million of the 2025 Notes under the Indenture at 98.5% of par value in a private placement pursuant to Rule 144A. The 2025 Notes mature on May 1, 2025 and bear interest at a fixed rate of 5.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year.
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
The Indenture contains a number of customary covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, create certain liens, pay dividends or distributions, make certain investments and other restricted payments, enter into affiliate transactions, sell assets or merge, consolidate or transfer all or substantially all of their assets. The Indenture also contains certain customary events of default, including, but not limited to, cross-defaults to certain other indebtedness. If an event of default occurs, the holders of the Notes and the Trustee are entitled to take various actions, including declaring the 2025 Notes immediately due and payable. As of December 31, 2016, ESH REIT was in compliance with all covenants set forth in the Indenture.
Unsecured Intercompany Facility
On August 30, 2016, ESH REIT and the Corporation entered into an unsecured intercompany credit facility (the "Unsecured Intercompany Facility"), under which ESH REIT borrowed $75.0 million from the Corporation upon the facility's closing. In December 2016, ESH REIT repaid the Corporation $25.0 million of the outstanding principal on the Unsecured Intercompany Facility. Subject to certain conditions, the principal amount of the Unsecured Intercompany Facility may be increased up to an amount that shall not exceed the greater of (i) $300.0 million and (ii) an unlimited amount so long as the incremental loan-to-value ratio, determined on a pro-forma basis as of the last day of the most recently ended test period, as if any incremental loans available under such incremental commitments had been outstanding on the last day of such period, and, in each case, without netting the cash proceeds of any such incremental loans, does not exceed 5.0%. Loans under the facility bear interest at 5.00% per annum. There is no scheduled amortization under the facility and the facility matures on August 30, 2023. ESH REIT has the option to voluntarily prepay outstanding loans at any time upon one business day’s prior written notice.

The Unsecured Intercompany Facility contains a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends or distributions, make certain investments and other restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, sell assets or merge, consolidate or transfer all or substantially all of their assets. The facility contains certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases and management agreements. If an event of default occurs, the Corporation is entitled to take various actions, including the acceleration of amounts due under the facility and all other actions that a creditor is permitted to take following a default. As of December 31, 2016, ESH REIT was in compliance with all covenants under the Unsecured Intercompany Facility.
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
All receipts from the mortgaged properties were deposited into a domestic cash management account (“CMA”) for hotels in the U.S. and a Canadian CMA for hotels in Canada. Such CMAs were under the control of the loan service agent and were therefore classified as restricted cash on the accompanying consolidated balance sheet as of December 31, 2016.

ESH REIT 2014 Term Loan
On March 18, 2016, using a portion of the net proceeds from its issuance of $800.0 million of additional 2025 Notes, together with cash on hand, ESH REIT fully repaid the remaining outstanding balance of approximately $366.5 million of its $375.0 million term loan facility (the “2014 Term Loan”) originally entered into in June 2014. The repayment of the 2014 Term Loan resulted in a prepayment penalty of approximately $3.7 million. The 2014 Term Loan was scheduled to mature in June 2019 and bore interest at the rate included in the table above as of December 31, 2015. There was no scheduled amortization; however, subject to certain exceptions, mandatory prepayments of up to 50.0% of Excess Cash Flow may have been required, based on ESH REIT’s Consolidated Leverage Ratio, each as defined. ESH REIT made a mandatory prepayment of approximately $8.5 million during the three months ended March 31, 2015.
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
Interest Expense— The components of net interest expense for the years ended December 31, 2016, 2015 and 2014, are as follows (in thousands):

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Contractual interest	$127,215	$121,715	$121,672
Amortization of deferred financing costs and debt discount	9,124	9,408	11,869
Debt extinguishment and other costs	27,196	3,890	10,223
Interest income	(92)	(233)	(532)
Total	$163,443	$134,780	$143,232
Future Maturities of Debt—The future maturities of debt as of December 31, 2016, are as follows (in thousands):

Years Ending December 31,
2017	$13,000
2018	13,000
2019	13,000
2020	13,000
2021	58,000
Thereafter	2,581,750	(1)
Total	$2,691,750
______________________

(1)
Under the 2016 Term Facility, mandatory annual prepayments of up to 50% of Excess Cash Flow, as defined, may be required commencing with the year ending December 31, 2017. Annual mandatory prepayments for the year ending December 31, 2017 and each year thereafter, are due during the first quarter of the following year.

Fair Value of Debt—As of December 31, 2016 and 2015, the estimated fair value of ESH REIT’s debt was approximately $2.7 billion and $2.8 billion, respectively. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on ESH REIT’s debt (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available.

7. DERIVATIVE INSTRUMENTS
In September 2016, ESH REIT entered into a floating-to-fixed interest rate swap at a fixed rate of 1.175% and a floating rate subject to a LIBOR floor of 0.75%, to manage its exposure to interest rate risk on a portion of its variable rate debt. The notional amount of the interest rate swap as of December 31, 2016 was $500.0 million, which is reduced by $50.0 million every six months until September 2021. The swap is designated and accounted for as an effective cash flow hedge, as the notional amount, interest rate and payment dates in the interest rate swap match those of the hedged cash flows. The fair value of the interest rate swap as of December 31, 2016 was approximately $5.0 million and is reported in other assets on the accompanying consolidated balance sheets. The amount recorded in accumulated other comprehensive income as of and for the year ended December 31, 2016 was approximately $5.0 million, net of tax. There were no interest rate derivatives outstanding as of December 31, 2015.

8.	INCOME TAXES
Income before income tax expense (benefit) for the years ended December 31, 2016, 2015 and 2014 consists of the following (in thousands):

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
U.S.	$207,896	$386,656	$247,694
Canada	4,362	47	(1,710)
Total	$212,258	$386,703	$245,984
The components of income tax expense (benefit) for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Federal (including foreign):
Current	$1,195	$1,336	$(1,694)
Deferred	549	6,059	(309)
State:
Current	(1,715)	1,107	583
Deferred	22	17	310
Total	$51	$8,519	$(1,110)
The differences between income tax expense (benefit) at the effective tax rate and the statutory U.S. federal income tax rate for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
Tax at statutory rate	$74,290	35.0%	$135,346	35.0%	$86,094	35.0%
State income tax	(1,834)	(0.9)	1,160	0.3	893	0.4
Foreign income tax rate differential	1,872	0.9	4	—	(135)	(0.1)
Nondeductible (nontaxable):
ESH REIT income	(73,581)	(34.6)	(128,354)	(33.2)	(85,184)	(34.7)
Change in expected distribution policy	(2,243)	(1.0)	—	—	—	—
Other permanent differences	(602)	(0.3)	(68)	—	1	—
Other - net	2,149	1.0	431	0.1	(2,779)	(1.1)
Income tax expense (benefit) - net	$51	0.1%	$8,519	2.2%	$(1,110)	(0.5)%

The significant components of deferred tax assets and deferred tax liabilities as of December 31, 2016 and 2015, consist of the following (in thousands):

	December 31, 2016	December 31, 2015
Deferred tax assets:
Net operating loss carryforwards	$696	$—
Other	347	2
Total deferred tax assets:	1,043	2
Valuation allowance	(696)	—
Net deferred tax assets:	347	2
Deferred tax liabilities:
Depreciable property	(3,387)	(2,050)
Other	(152)	(649)
Total net deferred tax liabilities:	$(3,192)	$(2,697)
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
ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. Accordingly, ESH REIT expects to distribute approximately 100% of its taxable income for the foreseeable future. As of December 31, 2015, the expectation was to distribute approximately 95% of ESH REIT’s taxable income. As a result of this change, during the year ended December 31, 2016, the ESH REIT recognized a benefit of approximately $(2.3) million with respect to the reversal of net deferred tax liabilities recorded as of December 31, 2015, which represented the previously estimated 5% of taxable income to be retained by ESH REIT.
In 2016, ESH REIT recognized a dividends paid deduction for 100% of its taxable income, incurring no federal income tax and minimal state and local income taxes. In 2015, ESH REIT distributed approximately 95% of its taxable income and utilized its federal net operating loss carryforward of approximately $18.6 million. As a result, in 2015, ESH REIT incurred minimal current federal income tax in the form of alternative minimum tax. In 2014, ESH REIT distributed more than 100% of its taxable income, incurring no federal income tax and minimal state and local income taxes.
ESH REIT had taxable income prior to distributions of approximately $210.2 million, $369.0 million and $194.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. In 2016, ESH REIT made approximately $280.9 million in cash distributions to its shareholders, all of which were considered ordinary taxable income. The 2016 cash distributions included a special distribution of approximately $86.5 million paid in January 2016. Approximately $77.1 million of the special distribution was deductible in 2015; the remaining $9.4 million is deductible in 2016. The special distribution paid in 2016 was considered a taxable dividend at the time of receipt. ESH REIT will deduct approximately $6.4 million of its 2017 distributions in 2016 to fully offset its 2016 taxable income. In 2015, ESH REIT made approximately $273.1 million in cash distributions to its shareholders, of which approximately $113.0 million were considered capital gain and approximately $160.1 million were considered ordinary taxable income. In 2014, ESH REIT made approximately $241.2 million in distributions to its shareholders, all of which were considered ordinary taxable income.
As of December 31, 2016, the book basis of ESH REIT’s property and equipment was approximately $94.4 million greater than the tax basis.
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

9.	QUARTERLY RESULTS (Unaudited)
Quarterly financial data for the years ended December 31, 2016 and 2015 is as follows (in thousands, except per share data):

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2016	2015	2016	2015	2016	2015	2016	2015 (1)
Rental revenues from Extended Stay America, Inc.	$116,242	$123,191	$116,492	$123,600	$153,139	$156,841	$308,402	$316,003
Income from operations	36,797	46,533	36,336	49,258	72,760	81,797	228,563	346,621
Net (loss) income	(5,130)	14,046	1,471	15,188	23,652	45,770	192,214	303,181
Net (loss) income per common share - Class A - basic(2)	$(0.01)	$0.03	$0.00	$0.03	$0.05	$0.10	$0.43	$0.67
Net (loss) income per common share - Class A - diluted(2)	$(0.01)	$0.03	$0.00	$0.03	$0.05	$0.10	$0.43	$0.67
Net (loss) income per common share - Class B - basic(2)	$(0.01)	$0.03	$0.00	$0.03	$0.05	$0.10	$0.43	$0.67
Net (loss) income per common share - Class B - diluted(2)	$(0.01)	$0.03	$0.00	$0.03	$0.05	$0.10	$0.43	$0.67
_______________________

(1)	Includes gain on sale of hotel properties of approximately $116.6 million, which relates to the sale of 53 hotel properties in December 2015 as discussed in Note 4.

(2)	The sum of the four quarters may differ from the annual amount due to rounding.

10.	EQUITY
ESH REIT has authorized 4,300.0 million shares of Class A common stock, par value $0.01 per share, of which approximately 250.5 million shares were issued and outstanding as of December 31, 2016 and 2015. All issued and outstanding shares of ESH REIT Class A common stock were held by the Corporation as of December 31, 2016 and 2015. ESH REIT has authorized 7,800.0 million shares of Class B common stock, par value $0.01 per share, of which approximately 195.4 million and 204.6 million shares were issued and outstanding as of December 31, 2016 and 2015, respectively. Each share of ESH REIT’s outstanding Class B common stock is attached to and trades as a single unit with one share of the Corporation’s common stock.
ESH REIT has authorized 350.0 million shares of preferred stock, par value $0.01 per share, of which no shares were issued or outstanding as of December 31, 2016 and 2015. Additionally, ESH REIT has authorized 125 shares of preferred stock, no par value, all of which were issued and outstanding as of December 31, 2016 and 2015. This preferred stock pays dividends at a rate of 12.5% per year. With respect to dividends and distributions upon ESH REIT’s liquidation, winding-up or dissolution, the 12.5% preferred stock ranks senior to the ESH REIT Class A and Class B common stock. The liquidation preference of the 12.5% preferred stock is $1,000 per share plus any accumulated unpaid dividends. Shares of 12.5% preferred stock may be redeemed, in whole or in part, at any time for a per share amount equal to the liquidation preference plus all accumulated unpaid dividends.
ESH REIT paid cash distributions totaling approximately $281.4 million (of which approximately $155.3 million was paid to the Corporation), $273.1 million (of which approximately $150.3 million was paid to the Corporation) and $241.2 million (of which approximately $132.7 million was paid to the Corporation) during the years ended December 31, 2016, 2015 and 2014, respectively.
In December 2015, the Board of Directors of ESH REIT declared a special cash distribution of $0.19 per share, payable to its Class A and Class B common shareholders, totaling approximately $86.5 million. Approximately $47.6 million was payable to the Corporation and was included in due to Extended Stay America, Inc. and approximately $38.9 million was payable to Class B common shareholders and was included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2015. ESH REIT paid this special distribution in January 2016.
Also, in December 2015, the Board of Directors of ESH REIT, together with the Board of Directors of the Corporation, authorized a combined Paired Share repurchase program for up to $100 million of Paired Shares. In February 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $100 million to up to $200 million of Paired Shares. In December 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $200 million to up to $300 million of Paired Shares and extended the maturity of the Paired Share repurchase program through December 31, 2017, each effective January 1, 2017. Repurchases may be made at management's discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice. As of December 31, 2016, ESH REIT repurchased and retired approximately 9.4 million ESH REIT Class B common shares for approximately $53.7 million, of which approximately 3.85 million ESH REIT Class B common shares were repurchased and retired from the Selling Stockholders.
ESH REIT records distributions in excess of retained earnings as a reduction to additional paid in capital. As of December 31, 2016, ESH REIT had cumulative earnings in excess of declared distributions of approximately $31.1 million.

11.	RELATED PARTY TRANSACTIONS
Revenues and Overhead Expenses
Leases and Rental Revenues—ESH REIT’s revenues are derived from four leases. The counterparty to each lease agreement is a subsidiary of the Corporation. Fixed rental revenues are recognized on a straight-line basis. For the years ended December 31, 2016, 2015 and 2014, ESH REIT recognized fixed rental revenues of approximately $465.2 million, $490.8 million and $494.0 million, respectively. ESH REIT recognized approximately $229.1 million, $228.8 million and $190.2 million of percentage rental revenues for the years ended December 31, 2016, 2015 and 2014, respectively.
Future fixed rental payments to be received under noncancelable leases as of December 31, 2016, are as follows (in thousands):

Years Ending December 31,
2017	$480,423
2018	412,409
Total	$892,832
Overhead Expenses—ESA Management incurs costs under a services agreement with the Corporation and ESH REIT for certain overhead services performed on the entities' behalf. The services relate to executive management, accounting, financial analysis, training and technology. For the years ended December 31, 2016, 2015 and 2014, ESH REIT incurred approximately $8.8 million, $9.5 million and $7.3 million, respectively, related to this agreement, which is included in general and administrative expenses in the accompanying consolidated statements of operations. The expenses ESH REIT incurred under this services agreement include expenses related to applicable employees that participate in the Corporation’s long-term incentive plan (as described in Note 13). Such charges were approximately $1.9 million, $1.1 million and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Debt and Equity Transactions
Share Repurchases—In the fourth quarter of 2016, ESH REIT repurchased and retired approximately 3.85 million Class B common shares from the Selling Stockholders for approximately $21.6 million. These shares were purchased in connection with secondary offerings consummated in the fourth quarter of 2016 and pursuant to, and counted toward, the combined Paired Share repurchase program.
Senior Notes Due 2025—In March 2016, in connection with ESH REIT's $800.0 million issuance of its 2025 Notes discussed in Note 6, an affiliate of one of the Sponsors acted as an initial purchaser and purchased $24.0 million of the 2025 Notes. As such, the affiliate of one of the Sponsors earned approximately $0.4 million in fees related to the transaction for the year ended December 31, 2016.
Unsecured Intercompany Facility—As of December 31, 2016, the outstanding balance owed by ESH REIT to the Corporation under the Unsecured Intercompany Facility was $50.0 million. ESH REIT is able to increase its borrowings under the Unsecured Intercompany Facility to an amount of up to $300.0 million, plus additional amounts, in each case, subject to certain conditions (see Note 6). During the year ended December 31, 2016, ESH REIT incurred approximately $1.3 million in interest expense related to the Unsecured Intercompany Facility.

Distributions—The Corporation owns all of the Class A common stock of ESH REIT, which represents approximately 56% of the outstanding shares of common stock of ESH REIT. During the year ended December 31, 2016, ESH REIT paid distributions of approximately $155.3 million (of which $47.6 million had been declared as of December 31, 2015) to the Corporation in respect of the Class A common stock of ESH REIT. During the years ended December 31, 2015 and 2014, ESH REIT paid distributions of approximately $150.3 million and $132.7 million, respectively, to the Corporation in respect of the Class A common stock of ESH REIT.
Issuance of Common Stock—In September 2016, ESH REIT issued and was compensated approximately $0.2 million for approximately 25,000 shares of Class B common stock, each of which was attached to a share of Corporation common stock to form a Paired Share, used to settle vested RSUs. In March 2016, ESH REIT issued and was compensated approximately $1.1 million for approximately 199,000 shares of Class B common stock, each of which was attached to a share of Corporation common stock to form a Paired Share, used to settle vested RSUs. In March 2015, ESH REIT issued and was compensated approximately $0.7 million for approximately 97,000 shares of Class B common stock, each of which was attached to a share of Corporation common stock to form a Paired Share, used to settle vested RSUs. Also in March 2015, ESH REIT issued approximately 190,000 shares of Class A common stock to the Corporation for consideration of approximately $1.7 million.
As of December 31, 2016, approximately 164,000 RSUs issued by the Corporation have vested but have not been settled, for which ESH REIT has recognized a receivable of approximately $1.0 million, which is included as a component of due to Extended Stay America, Inc. on the accompanying consolidated balance sheet. In March 2017, in accordance with the awards’ settlement provisions, ESH REIT expects to issue and be compensated for the issuance of the corresponding shares of Class B common stock, each of which will be attached to a share of common stock of the Corporation to form a Paired Share.
Related party transaction balances as of December 31, 2016 and 2015, include the following (in thousands):

	December 31, 2016	December 31, 2015
Leases:
Rents receivable(1)	$2,609	$4,299
Deferred rents receivable(2)	$40,259	$41,546
Unearned rental revenues(1)	$(39,898)	$(38,321)

Debt:
Loan payable (Unsecured Intercompany Facility)(3)	$(50,000)	$—

Working capital and other:
Ordinary working capital(4)	$(12,566)	$(16,723)
Equity awards receivable (payable)(5)	958	(363)
Distribution payable(6)	—	(47,594)
Total working capital and other(7)	$(11,608)	$(64,680)
______________________

(1)
Fixed minimum rents are due one-month in advance. Percentage rents are due one-month in arrears. Rents receivable relate to December 2016 and 2015 percentage rent, respectively. Unearned rental revenues relate to January 2017 and 2016 fixed minimum rent, respectively.

(2)	Represents rental revenues recognized in excess of cash rents received. Amount will decrease over lease terms to zero.

(3)
The Unsecured Intercompany Facility bears interest at 5.0% per annum. ESH REIT is able to increase its borrowings under the Unsecured Intercompany Facility to an amount up to $300 million, plus additional amounts, in each case subject to certain conditions (see Note 6).

(4)	Represents disbursements and/or receipts made by the Corporation or ESH REIT on the other entity's behalf. Includes overhead expenses incurred by the Corporation on ESH REIT's behalf.

(5)	Represents amounts related to RSUs not yet settled or issued.

(6)	Special distribution funded in connection with the sale of 53 hotel properties that was declared in December 2015 and paid in January 2016.

(7)	Outstanding balances are typically repaid within 60 days.

12.	COMMITMENTS AND CONTINGENCIES
Lease Commitments—ESH REIT is a tenant under long-term ground leases at four of its hotel properties. The initial terms of the ground lease agreements terminate at various dates between 2021 and 2096 and three leases include multiple renewal options for generally five or 10 year periods.

Rent expense on ground leases is recognized on a straight-line basis and was approximately $1.5 million for each of the years ended December 31, 2016 and 2015 and approximately $1.6 million for the year ended December 31, 2014. Ground lease expense is included in hotel operating expense in the accompanying consolidated statements of operations.
Future minimum lease payments under operating leases as of December 31, 2016, are as follows (in thousands):

Years Ending December 31,
2017	$750
2018	771
2019	775
2020	845
2021	852
Thereafter	80,684
Total	$84,677
Other Commitments—ESH REIT has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of its properties is located. The initial term of the agreement terminates in 2031. The cost related to this commitment was approximately $0.3 million for each of the years ended December 31, 2016, 2015 and 2014, and is included in hotel operating expenses in the accompanying consolidated statements of operations.
Paired Share Repurchase Commitment—As of December 31, 2016, ESH REIT agreed to repurchase 45,000 Class B common shares for approximately $0.3 million, for which settlement had not yet occurred.
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
The Corporation and ESH REIT each maintain an LTIP, as amended and restated in 2015, approved by their shareholders. Under the LTIPs, the Corporation and ESH REIT may issue to eligible employees or directors RSAs, RSUs or other equity-based awards, in respect of Paired Shares, with service, performance or market vesting conditions. The aggregate number of Paired Shares that may be the subject of awards under the LTIPs shall not exceed 8.0 million, of which no more than 4.0 million may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIP has a share reserve of an equivalent number of shares of Corporation common stock and ESH REIT Class B common stock. As of December 31, 2016, approximately 4.3 million Paired Shares were available for future issuance under the LTIPs.
Equity-based compensation expense is recognized by amortizing the grant-date fair value of equity-based awards, less estimated forfeitures, on a straight-line basis over the requisite service period of each award. The grant-date fair value of awards is based on the closing price of a Paired Share on the date of grant. A portion of the grant-date fair value of all equity-based awards is allocated to a share of Corporation common stock and a portion is allocated to a share of ESH REIT Class B common stock. Expense related to the portion of the grant-date fair value with respect to a share of Corporation common stock is recorded as a payable due to the Corporation. Expense related to the portion of the grant-date fair value with respect to a share of ESH REIT Class B common stock is recorded as an increase to additional paid in capital.
Equity-based compensation expense was approximately $0.1 million, $1.1 million and $1.4 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.
As of December 31, 2016, there was approximately $0.3 million of unrecognized compensation expense related to outstanding equity-based awards, which is expected to be recognized subsequent to December 31, 2016 over a weighted-average period of approximately 2.0 years. Total unrecognized compensation expense will be adjusted for actual forfeitures.
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
The Corporation accounts for awards issued under its LTIP in a manner similar to ESH REIT. For all LTIP awards granted by the Corporation, ESH REIT will receive compensation for the fair value of the Class B shares on the date of settlement of such Class B shares by ESH REIT. As of December 31, 2016, the Corporation has granted a total of approximately 2.6 million service-based, performance-based and market-based RSUs, of which approximately 0.7 million RSUs were either forfeited or settled. As a counterparty to these outstanding RSUs, ESH REIT is expected to issue and be compensated in cash for approximately 1.9 million shares of Class B common stock of ESH REIT in future periods, assuming performance-based awards vest at 100% and no forfeitures.
RSA/RSU activity (all of which relates to awards with service vesting conditions) during the years ended December 31, 2016, 2015 and 2014, was as follows:

	Number of RSAs/RSUs (in thousands)	Weighted- Average Grant- Date Fair Value
Outstanding RSAs/RSUs - January 1, 2014	1,583	$9.35
Granted	3	$23.14
Settled	(712)	$8.74
Forfeited	(274)	$8.07
Outstanding RSAs/RSUs - December 31, 2014	600	$10.38
Granted	8	$19.74
Settled	(344)	$11.11
Forfeited	(20)	$9.34
Outstanding RSAs/RSUs - December 31, 2015	244	$9.71
Granted	15	$14.08
Settled	(231)	$9.40
Forfeited	—	$—
Outstanding RSAs/RSUs - December 31, 2016	28	$14.57
Vested RSAs/RSUs - December 31, 2016	—	$—
Nonvested RSAs/RSUs - December 31, 2016	28	$14.57
Vested RSAs/RSUs - December 31, 2015	1	$23.14
Nonvested RSAs/RSUs - December 31, 2015	243	$9.65

14.	SUBSEQUENT EVENTS
In December 2016, the Boards of Directors of Extended Stay America, Inc. and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $200 million up to $300 million of Paired Shares and extended the maturity date of the program through December 31, 2017, each effective January 1, 2017.
In February 2017, ESH REIT sought an amendment to the 2016 Term Facility from the lenders thereunder (such proposed amendment, the "Repricing Amendment"). The Repricing Amendment, if completed, would have the following impact on the 2016 Term Facility: (i) decrease the interest rate spread on LIBOR based loans from 3.0% to 2.5%; (ii) decrease the interest rate spread on base rate loans from 2.0% to 1.5%; (iii) remove the floor of 0.75% on LIBOR based loans; (iv) remove the floor of 2.0% on base rate loans; (v) remove ranges on interest rate spreads for all loan types that are currently dependent upon ESH REIT’s credit rating; and (vi) extend the 1% prepayment penalty through September 1, 2017 (prepayments made after September 1, 2017 are not subject to a prepayment penalty, other than customary “breakage” costs). ESH REIT expects to complete the Repricing Amendment in early March 2017, subject to the satisfaction of customary closing conditions.
Subsequent to December 31, 2016, ESH REIT repurchased and retired its respective portion of approximately 0.6 million ESH REIT Class B common shares for approximately $3.7 million.

On February 28, 2017, the Board of Directors of ESH REIT declared a cash distribution of $0.15 per share for the fourth quarter of 2016 on its Class A and Class B common stock. The distribution is payable on March 28, 2017 to shareholders of record as of March 14, 2017.

SCHEDULE I
EXTENDED STAY AMERICA, INC. (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
AS OF DECEMBER 31, 2016 AND 2015
(In thousands, except share data)

	December 31, 2016	December 31, 2015
ASSETS
CASH AND CASH EQUIVALENTS	$2,750	$85,641
OTHER ASSETS	42,712	23,042
LOAN RECEIVABLE FROM ESH HOSPITALITY, INC. (Note 4)	50,000	—
INVESTMENT IN SUBSIDIARIES	726,170	835,155
TOTAL ASSETS	$821,632	$943,838

LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable and accrued liabilities	$5,598	$42,963
Mandatorily redeemable preferred stock	21,202	21,202
Total liabilities	26,800	64,165

COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Common stock - $0.01 par value, 3,500,000,000 shares authorized, 195,406,944 and 204,593,912 shares issued and outstanding	1,957	2,049
Additional paid in capital	774,811	784,194
Retained earnings	23,679	102,184
Accumulated other comprehensive loss	(5,615)	(8,754)
Total equity	794,832	879,673
TOTAL LIABILITIES AND EQUITY	$821,632	$943,838
See accompanying notes to condensed financial information.

SCHEDULE I
EXTENDED STAY AMERICA, INC. (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(In thousands)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
REVENUE	$—	$—	$—
EXPENSES:
General and administrative expenses	18,001	16,680	12,482
Interest expense, net	1,124	2,994	5,795
Total expenses	19,125	19,674	18,277
LOSS BEFORE INCOME TAX EXPENSE AND EQUITY IN INCOME OF SUBSIDIARIES, NET OF TAX	(19,125)	(19,674)	(18,277)
INCOME TAX EXPENSE	34,264	68,018	46,178
EQUITY IN INCOME OF SUBSIDIARIES, NET OF TAX	123,321	200,732	104,051
NET INCOME	$69,932	$113,040	$39,596
EQUITY IN COMPREHENSIVE INCOME (LOSS) OF SUBSIDIARIES, NET OF TAX	3,139	(2,944)	(1,742)
COMPREHENSIVE INCOME	$73,071	$110,096	$37,854
See accompanying notes to condensed financial information.

SCHEDULE I
EXTENDED STAY AMERICA, INC. (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(In thousands)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
OPERATING ACTIVITIES - Net cash used in operating activities	$(81,622)	$(96,349)	$(33,740)
INVESTING ACTIVITIES:
Change in other assets (restricted cash)	(81)	456	(21,644)
Distributions from subsidiaries, net	209,495	170,428	78,277
Loan to ESH Hospitality, Inc.	(75,000)	—	—
Repayment of loan to ESH Hospitality, Inc.	25,000	—	—
Net cash provided by investing activities	$159,414	$170,884	$56,633
FINANCING ACTIVITIES:
Payments of deferred financing costs	(310)	—	—
Distributions paid to common shareholders	(74,153)	(12,278)	—
Common shares repurchased	(86,220)	—	—
Net cash used in financing activities	$(160,683)	$(12,278)	$—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(82,891)	62,257	22,893
Cash and cash equivalents - Beginning of period	85,641	23,384	491
Cash and cash equivalents - End of period	$2,750	$85,641	$23,384
See accompanying notes to condensed financial information.

SCHEDULE I
EXTENDED STAY AMERICA, INC. (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION
NOTES TO CONDENSED FINANCIAL INFORMATION
AS OF DECEMBER 31, 2016 AND 2015 AND FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

1.	EXTENDED STAY AMERICA, INC. AND BASIS OF PRESENTATION
Extended Stay America, Inc. was incorporated in the state of Delaware on July 8, 2013. Extended Stay America, Inc. conducts substantially all of its operations through subsidiaries. The accompanying condensed parent company only financial information includes the accounts of Extended Stay America, Inc. and, on an equity basis, its subsidiaries. The condensed parent company only financial information does not present the financial statements of Extended Stay America, Inc. and its subsidiaries on a consolidated basis. Under the equity method of accounting, investment in subsidiaries is stated at cost plus contributions and equity in undistributed income (loss) of subsidiaries, less distributions received since the date of acquisition. This condensed parent company only financial information should be read in conjunction with Extended Stay America, Inc.’s consolidated financial statements and notes thereto included elsewhere in this combined annual report on Form 10-K.
There are restrictions over Extended Stay America, Inc.’s ability to obtain funds from its subsidiaries through dividends, loans or advances as contained in certain of ESH Hospitality, Inc.’s debt agreements. The accompanying condensed parent company only financial information has been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, since Extended Stay America, Inc.’s share of the restricted net assets of ESH Hospitality, Inc. exceeds 25 percent of Extended Stay America, Inc.'s consolidated net assets, excluding noncontrolling interests. As of December 31, 2016, ESH Hospitality, Inc.’s restricted net assets totaled approximately $441.5 million. See Note 7 to Extended Stay America, Inc.’s consolidated financial statements included elsewhere in this combined annual report on Form 10-K.

2.	DISTRIBUTIONS PAID TO COMMON SHAREHOLDERS
Below is as summary of distributions paid to common shareholders during the years ended December 31, 2016 and 2015 (in thousands, except per share data):

Declaration Date	Record Date	Date Paid	Distribution per Common Share	Total Distributions
4/30/2015	5/14/2015	5/28/2015	$0.02	$4,091
7/30/2015	8/13/2015	8/27/2015	$0.02	$4,091
10/27/2015	11/10/2015	11/24/2015	$0.02	$4,096
Total Distributions - Year ended December 31, 2015				$12,278

12/10/2015	1/4/2016	1/18/2016	$0.06	$12,276
2/23/2016	3/8/2016	3/22/2016	$0.02	$4,122
4/26/2016	5/10/2016	5/24/2016	$0.04	$8,065
7/28/2016	8/11/2016	8/25/2016	$0.09	$18,047
10/25/2016	11/8/2016	11/22/2016	$0.16	$31,643
Total Distributions - Year ended December 31, 2016				$74,153

3.	DISTRIBUTIONS RECEIVED FROM ESH HOSPITALITY, INC.
During the years ended December 31, 2016, 2015 and 2014, Extended Stay America, Inc., received cash distributions of approximately $155.3 million, $150.3 million and $132.7 million, respectively, from ESH Hospitality, Inc., in respect of the Class A common stock ESH Hospitality, Inc.

4.	LOAN RECEIVABLE FROM ESH HOSPITALITY, INC.
On August 30, 2016, Extended Stay America, Inc. and ESH Hospitality, Inc. entered into an unsecured intercompany credit facility (the "Unsecured Intercompany Facility"), under which ESH Hospitality, Inc. borrowed $75.0 million from Extended Stay America, Inc. upon the facility's closing. In December 2016, ESH Hospitality, Inc. repaid Extended Stay America, Inc. $25.0 million of the outstanding balance. Subject to certain conditions, the principal amount of the Unsecured Intercompany Facility may be increased up to an amount that shall not exceed the greater of (i) $300.0 million and (ii) an unlimited amount so long as the incremental loan-to-value ratio, determined on a pro-forma basis as of the last day of the most recently ended test period, as if any incremental loans available under such incremental commitments had been outstanding on the last day of such period, and, in each case, without netting the cash proceeds of any such incremental loans, does not exceed 5.0%. Loans under the facility bear interest at 5.00% per annum. There is no scheduled amortization under the facility and the facility matures on August 30, 2023. ESH Hospitality, Inc. has the option to voluntarily prepay outstanding loans at any time upon one business day’s prior written notice.
The Unsecured Intercompany Facility contains a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH Hospitality, Inc.’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends or distributions, make certain investments and other restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, sell assets or merge, consolidate or transfer all or substantially all of their assets. The facility contains certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases and management agreements. If an event of default occurs, Extended Stay America, Inc. is entitled to take various actions, including the acceleration of amounts due under the facility and all other actions that a creditor is permitted to take following a default. As of December 31, 2016, the counterparties were in compliance with all covenants under the Unsecured Intercompany Facility.

5.	DEBT
For discussion of debt of Extended Stay America, Inc. and its subsidiaries', see Note 7 to Extended Stay America, Inc.’s consolidated financial statements and notes thereto included elsewhere in this combined annual report on Form 10-K.

6.	EQUITY AND EQUITY-BASED COMPENSATION
For discussion of equity of Extended Stay America, Inc. and its subsidiaries', see Notes 1 and 12 to Extended Stay America, Inc.’s consolidated financial statements and notes thereto included elsewhere in this combined annual report on Form 10-K.
For discussion of equity-based awards and compensation expense of Extended Stay America, Inc. and its subsidiaries, see Note 14 to Extended Stay America, Inc.’s consolidated financial statements and notes thereto included elsewhere in this combined annual report on Form 10-K.

7.	RELATED PARTY TRANSACTIONS
In addition to the loan receivable discussed in Note 4, accounts payable and accrued liabilities includes approximately $4.5 million and $7.8 million as of December 31, 2016 and 2015, respectively, due to ESH Hospitality, Inc. whose balances consist of ordinary working capital and equity awards payable settled in the normal course of business.

8.	COMMITMENTS AND CONTINGENCIES
For discussion of commitments and contingencies of Extended Stay America, Inc. and its subsidiaries, see Note 13 to Extended Stay America, Inc.’s consolidated financial statements and notes thereto included elsewhere in this combined annual report on Form 10-K.

9.	SUBSEQUENT EVENTS
Subsequent to December 31, 2016, and in connection with the combined share repurchase program described in Note 1 to Extended Stay America, Inc.’s consolidated financial statements and notes thereto included elsewhere in this combined annual report on Form 10-K, Extended Stay America, Inc. repurchased and retired approximately 0.6 million of its outstanding common shares for approximately $6.0 million.
On February 28, 2017, the Board of Directors of Extended Stay America, Inc. declared a cash distribution of $0.04 per share for the fourth quarter of 2016 on its common stock. This distribution is payable on March 28, 2017 to shareholders of record as of March 14, 2017.

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2016
(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount Carried at Close of Period December 31, 2016							Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Hotel Properties:
Anchorage - Downtown	Anchorage, AK	(4)	$723	$8,791	$137	$83	$718	$1,008	$806	$9,509	$1,145	$11,460	$(2,581)	10/8/2010	2003	43
Anchorage - Midtown	Anchorage, AK	(4)	2,600	20,740	240	93	1,063	1,479	2,693	21,803	1,719	26,215	(4,764)	10/8/2010	2004	45
Fairbanks - Old Airport Way	Fairbanks, AK	(4)	2,978	12,016	98	151	676	943	3,129	12,692	1,041	16,862	(3,180)	10/8/2010	2001	40
Juneau - Shell Simmons Drive	Juneau, AK	(4)	2,979	12,135	132	94	861	954	3,073	12,996	1,086	17,155	(2,910)	10/8/2010	2001	41
Birmingham - Inverness	Birmingham, AL	(4)	359	688	33	33	418	949	392	1,106	982	2,480	(527)	10/8/2010	1996	26
Birmingham - Perimeter Park South	Birmingham, AL	(4)	1,737	3,218	53	89	337	1,514	1,826	3,555	1,567	6,948	(1,136)	10/8/2010	1998	33
Birmingham - Wildwood	Birmingham, AL	(4)	385	1,890	33	124	404	1,019	509	2,294	1,052	3,855	(879)	10/8/2010	1996	26
Huntsville - U.S. Space and Rocket Center	Huntsville, AL	(4)	770	5,385	39	69	663	782	839	6,048	821	7,708	(1,500)	10/8/2010	1997	32
Mobile - Spring Hill	Mobile, AL	(4)	1,185	7,479	41	88	729	944	1,273	8,208	985	10,466	(1,973)	10/8/2010	1997	32
Montgomery - Carmichael Rd.	Montgomery, AL	(4)	1,045	—	35	115	430	769	1,160	430	804	2,394	(448)	10/8/2010	1996	(6)
Montgomery - Eastern Blvd.	Montgomery, AL	(4)	600	4,231	44	89	403	773	689	4,634	817	6,140	(1,693)	10/8/2010	1997	32
Little Rock - Financial Centre Parkway	Little Rock, AR	(4)	1,630	2,916	46	81	735	1,006	1,711	3,651	1,052	6,414	(1,154)	10/8/2010	1996	31
Little Rock - West Little Rock	Little Rock, AR	(4)	1,708	1,931	39	99	620	967	1,807	2,551	1,006	5,364	(955)	10/8/2010	1997	27
Fayetteville - Springdale	Springdale, AR	(4)	1,460	—	55	118	688	860	1,578	688	915	3,181	(705)	10/8/2010	2001	(6)
Phoenix - Mesa	Mesa, AZ	(4)	1,098	2,347	38	91	741	880	1,189	3,088	918	5,195	(968)	10/8/2010	1997	37
Phoenix - Mesa - West	Mesa, AZ	(4)	1,305	2,589	44	82	995	1,026	1,387	3,584	1,070	6,041	(996)	10/8/2010	1997	32
Phoenix - Peoria	Peoria, AZ	(4)	1,229	3,741	38	56	424	704	1,285	4,165	742	6,192	(1,196)	10/8/2010	1998	39
Phoenix - Airport	Phoenix, AZ	(4)	1,764	408	38	62	529	673	1,826	937	711	3,474	(999)	10/8/2010	1998	40
Phoenix - Airport - E. Oak St.	Phoenix, AZ	(4)	1,623	1,109	57	113	843	1,327	1,736	1,952	1,384	5,072	(761)	10/8/2010	1997	36
Phoenix - Biltmore	Phoenix, AZ	(4)	1,191	1,372	50	103	591	1,101	1,294	1,963	1,151	4,408	(1,153)	10/8/2010	1997	37
Phoenix - Chandler	Phoenix, AZ	(4)	1,130	2,983	39	75	561	770	1,205	3,544	809	5,558	(1,170)	10/8/2010	1998	38
Phoenix - Chandler - E. Chandler Blvd.	Phoenix, AZ	(4)	1,745	3,307	49	101	1,027	1,274	1,846	4,334	1,323	7,503	(1,515)	10/8/2010	1998	34
Phoenix - Deer Valley	Phoenix, AZ	(4)	945	2,092	39	65	434	911	1,010	2,526	950	4,486	(1,099)	10/8/2010	1998	38
Phoenix - Midtown	Phoenix, AZ	(4)	1,195	3,918	59	119	961	1,420	1,314	4,879	1,479	7,672	(1,853)	10/8/2010	1998	39
Phoenix - Scottsdale	Scottsdale, AZ	(4)	1,655	3,691	46	142	541	1,075	1,797	4,232	1,121	7,150	(1,432)	10/8/2010	1997	37
Phoenix - Scottsdale - North	Scottsdale, AZ	(4)	1,476	4,266	43	49	672	795	1,525	4,938	838	7,301	(1,546)	10/8/2010	1997	32
Phoenix - Scottsdale - Old Town	Scottsdale, AZ	(4)	1,605	2,564	43	115	772	954	1,720	3,336	997	6,053	(1,646)	10/8/2010	1995	30
Phoenix - Airport - Tempe	Tempe, AZ	(4)	1,228	3,249	46	108	634	1,131	1,336	3,883	1,177	6,396	(1,065)	10/8/2010	1999	39
Tucson - Grant Road	Tucson, AZ	(4)	1,780	5,364	43	69	828	983	1,849	6,192	1,026	9,067	(1,652)	10/8/2010	1997	32
Oakland - Alameda	Alameda, CA	(4)	5,165	9,134	57	72	763	895	5,237	9,897	952	16,086	(2,601)	10/8/2010	2000	40
Oakland - Alameda Airport	Alameda, CA	(4)	3,197	3,067	55	50	678	1,031	3,247	3,745	1,086	8,078	(1,521)	10/8/2010	1999	40
San Jose - Santa Clara	Alviso, CA	(4)	5,036	2,681	64	118	588	662	5,154	3,269	726	9,149	(1,351)	10/8/2010	2001	41
Orange County - Anaheim Convention Center	Anaheim, CA	(4)	4,439	3,574	73	82	874	1,020	4,521	4,448	1,093	10,062	(1,771)	10/8/2010	2001	41
Orange County - Anaheim Hills	Anaheim, CA	(4)	4,779	2,040	98	47	820	786	4,826	2,860	884	8,570	(1,330)	10/8/2010	2002	42
Los Angeles - Arcadia	Arcadia, CA	(4)	4,577	3,647	45	118	692	1,053	4,695	4,339	1,098	10,132	(1,655)	10/8/2010	1998	38
Bakersfield - California Avenue	Bakersfield, CA	(4)	1,186	2,153	43	174	642	891	1,360	2,795	934	5,089	(1,457)	10/8/2010	1996	31
Bakersfield - Chester Lane	Bakersfield, CA	(4)	1,002	4,514	142	57	412	619	1,059	4,926	761	6,746	(1,437)	10/8/2010	2005	45
San Francisco - Belmont	Belmont, CA	(4)	2,910	7,236	103	60	401	689	2,970	7,637	792	11,399	(2,041)	10/8/2010	2003	43
Orange County - Brea	Brea, CA	(4)	5,199	4,778	50	100	1,035	1,172	5,299	5,813	1,222	12,334	(2,405)	10/8/2010	1998	33
Los Angeles - Burbank Airport	Burbank, CA	(4)	6,120	9,690	106	89	889	1,088	6,209	10,579	1,194	17,982	(2,657)	10/8/2010	2001	41
San Diego - Carlsbad Village by the Sea	Carlsbad, CA	(4)	4,783	7,618	96	126	559	790	4,909	8,177	886	13,972	(2,123)	10/8/2010	2002	42
Los Angeles - Carson	Carson, CA	(4)	5,430	2,173	138	100	498	606	5,530	2,671	744	8,945	(1,260)	10/8/2010	2004	44
Los Angeles - Chino Valley	Chino, CA	(4)	1,288	3,297	108	62	463	885	1,350	3,760	993	6,103	(1,632)	10/8/2010	2004	44
Orange County - Cypress	Cypress, CA	(4)	5,543	4,484	59	66	736	1,072	5,609	5,220	1,131	11,960	(1,935)	10/8/2010	1998	38
Dublin - Hacienda Dr.	Dublin, CA	(4)	3,377	4,243	52	77	663	785	3,454	4,906	837	9,197	(1,656)	10/8/2010	2000	40
Los Angeles - LAX Airport - El Segundo	El Segundo, CA	(4)	9,922	5,598	68	137	998	1,204	10,059	6,596	1,272	17,927	(2,397)	10/8/2010	1998	33
Sacramento - Elk Grove	Elk Grove, CA	(4)	941	2,290	89	85	436	718	1,026	2,726	807	4,559	(1,080)	10/8/2010	2003	43
Fairfield - Napa Valley	Fairfield, CA	(4)	1,490	6,066	135	51	382	694	1,541	6,448	829	8,818	(1,663)	10/8/2010	2004	44
Fremont - Fremont Blvd. South	Fremont, CA	(4)	2,928	5,364	56	131	836	1,114	3,059	6,200	1,170	10,429	(1,972)	10/8/2010	1999	39
Fremont - Newark	Fremont, CA	(4)	7,370	6,048	101	442	1,203	1,690	7,812	7,251	1,791	16,854	(2,783)	10/8/2010	1999	41
Fremont - Warm Springs	Fremont, CA	(4)	5,114	1,271	58	79	496	692	5,193	1,767	750	7,710	(1,163)	10/8/2010	2001	41
Fresno - North	Fresno, CA	(4)	1,988	6,753	43	65	563	695	2,053	7,316	738	10,107	(2,202)	10/8/2010	1997	32
Los Angeles - South	Gardena, CA	(4)	3,977	3,909	51	101	606	944	4,078	4,515	995	9,588	(2,052)	10/8/2010	1998	28

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2016 (continued)
(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount Carried at Close of Period December 31, 2016							Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Los Angeles - Glendale	Glendale, CA	(4)	4,689	5,746	55	48	446	861	4,737	6,192	916	11,845	(1,789)	10/8/2010	1999	39
Orange County - Huntington Beach	Huntington Beach, CA	(4)	4,499	5,131	38	76	696	758	4,575	5,827	796	11,198	(1,663)	10/8/2010	1998	38
Orange County - Irvine Spectrum	Irvine, CA	(4)	7,355	5,703	54	144	783	1,271	7,499	6,486	1,325	15,310	(2,337)	10/8/2010	1997	32
Los Angeles - La Mirada	La Mirada, CA	(4)	3,681	2,557	39	37	665	1,074	3,718	3,222	1,113	8,053	(1,287)	10/8/2010	1998	38
Orange County - Lake Forest	Lake Forest, CA	(4)	5,530	2,182	43	88	659	838	5,618	2,841	881	9,340	(1,387)	10/8/2010	1997	37
Livermore - Airway Blvd.	Livermore, CA	(4)	2,553	3,576	44	45	745	883	2,598	4,321	927	7,846	(1,430)	10/8/2010	1998	38
Los Angeles - Long Beach Airport	Long Beach, CA	(4)	5,626	6,872	47	90	702	891	5,716	7,574	938	14,228	(2,190)	10/8/2010	1997	37
Los Angeles - LAX Airport	Los Angeles, CA	(4)	4,770	7,879	56	75	756	1,046	4,845	8,635	1,102	14,582	(2,353)	10/8/2010	1999	39
San Jose - Milpitas	Milpitas, CA	(4)	6,602	4,064	51	196	657	994	6,798	4,721	1,045	12,564	(1,851)	10/8/2010	1998	38
San Jose - Milpitas - McCarthy Ranch	Milpitas, CA	(4)	6,844	7,392	57	161	1,395	1,558	7,005	8,787	1,615	17,407	(3,221)	10/8/2010	1997	32
Los Angeles - Monrovia	Monrovia, CA	(4)	3,884	4,929	57	118	800	1,095	4,002	5,729	1,152	10,883	(1,919)	10/8/2010	1998	38
San Jose - Morgan Hill	Morgan Hill, CA	(4)	4,283	2,018	36	76	703	781	4,359	2,721	817	7,897	(1,133)	10/8/2010	1998	38
San Jose - Mountain View	Mountain View, CA	(4)	6,657	4,458	47	168	664	1,083	6,825	5,122	1,130	13,077	(2,107)	10/8/2010	1997	32
Orange County - John Wayne Airport	Newport Beach, CA	(4)	6,881	10,663	98	66	1,111	1,132	6,947	11,774	1,230	19,951	(2,805)	10/8/2010	2001	41
Los Angeles - Northridge	Northridge, CA	(4)	5,167	5,391	163	116	600	839	5,283	5,991	1,002	12,276	(1,753)	10/8/2010	2005	45
Oakland - Emeryville	Oakland, CA	(4)	3,927	9,132	117	184	537	1,100	4,111	9,669	1,217	14,997	(2,687)	10/8/2010	2001	41
San Diego - Oceanside	Oceanside, CA	(4)	4,271	5,999	43	116	615	918	4,387	6,614	961	11,962	(1,877)	10/8/2010	1999	39
Los Angeles - Ontario Airport	Ontario, CA	(4)	1,639	6,138	46	101	762	891	1,740	6,900	937	9,577	(2,058)	10/8/2010	1997	37
Orange County - Katella Ave.	Orange, CA	(4)	3,976	5,704	74	72	744	920	4,048	6,448	994	11,490	(2,103)	10/8/2010	2001	41
Palm Springs - Airport	Palm Springs, CA	(4)	1,955	3,506	98	95	591	931	2,050	4,097	1,029	7,176	(1,536)	10/8/2010	2003	43
Pleasant Hill - Buskirk Ave.	Pleasant Hill, CA	(4)	3,786	7,754	44	96	598	952	3,882	8,352	996	13,230	(2,295)	10/8/2010	1997	37
Pleasanton - Chabot Dr.	Pleasanton, CA	(4)	3,039	5,910	55	68	755	1,068	3,107	6,665	1,123	10,895	(2,212)	10/8/2010	1998	38
Sacramento - White Rock Rd.	Rancho Cordova, CA	(4)	1,301	2,717	47	98	784	910	1,399	3,501	957	5,857	(1,416)	10/8/2010	1997	32
Richmond - Hilltop Mall	Richmond, CA	(4)	2,232	4,124	51	63	357	1,000	2,295	4,481	1,051	7,827	(1,497)	10/8/2010	2000	40
Sacramento - Roseville	Roseville, CA	(4)	1,125	5,233	45	137	548	834	1,262	5,781	879	7,922	(1,721)	10/8/2010	1998	38
Sacramento - Arden Way	Sacramento, CA	(4)	888	2,349	45	132	621	900	1,020	2,970	945	4,935	(1,388)	10/8/2010	1997	32
Sacramento - Northgate	Sacramento, CA	(4)	932	2,359	44	226	586	865	1,158	2,945	909	5,012	(1,430)	10/8/2010	1997	32
Sacramento - South Natomas	Sacramento, CA	(4)	1,460	823	51	63	843	1,144	1,523	1,666	1,195	4,384	(1,148)	10/8/2010	1998	33
San Francisco - San Carlos	San Carlos, CA	(4)	4,233	5,299	49	87	817	1,010	4,320	6,116	1,059	11,495	(2,063)	10/8/2010	1998	38
San Diego - Hotel Circle	San Diego, CA	(4)	6,893	9,935	68	147	1,030	1,432	7,040	10,965	1,500	19,505	(3,252)	10/8/2010	1999	39
San Diego-Mission Valley - Stadium	San Diego, CA	(4)	6,978	1,797	85	40	557	807	7,018	2,354	892	10,264	(1,355)	10/8/2010	2002	42
San Diego - Fashion Valley	San Diego, CA	(4)	5,371	5,639	49	107	848	1,291	5,478	6,487	1,340	13,305	(2,633)	10/8/2010	1997	32
Los Angeles - San Dimas	San Dimas, CA	(4)	4,736	991	42	58	679	767	4,794	1,670	809	7,273	(1,140)	10/8/2010	1999	39
San Jose - Airport	San Jose, CA	(4)	8,118	5,912	75	110	976	1,217	8,228	6,888	1,292	16,408	(2,561)	10/8/2010	2000	40
San Jose - Downtown	San Jose, CA	(4)	6,480	6,070	53	179	1,162	1,354	6,659	7,232	1,407	15,298	(2,578)	10/8/2010	1998	38
San Jose - Edenvale - North	San Jose, CA	(4)	5,087	3,649	56	66	701	879	5,153	4,350	935	10,438	(1,614)	10/8/2010	2000	40
San Jose - Edenvale - South	San Jose, CA	(4)	5,359	3,832	83	104	602	1,107	5,463	4,434	1,190	11,087	(1,669)	10/8/2010	2000	41
San Francisco - San Mateo -SFO	San Mateo, CA	(4)	7,369	6,704	50	57	787	1,026	7,426	7,491	1,076	15,993	(2,571)	10/8/2010	1997	32
San Rafael - Francisco Blvd. East	San Rafael, CA	(4)	3,129	13,822	378	98	545	875	3,227	14,367	1,253	18,847	(3,020)	10/8/2010	2007	47
San Ramon - Bishop Ranch -East	San Ramon, CA	(4)	3,721	5,226	59	102	512	904	3,823	5,738	963	10,524	(1,869)	10/8/2010	2000	40
San Ramon - Bishop Ranch -West	San Ramon, CA	(4)	3,098	2,886	55	93	719	1,230	3,191	3,605	1,285	8,081	(1,971)	10/8/2010	1998	33
Santa Barbara - Calle Real	Santa Barbara, CA	(4)	3,301	8,709	41	116	653	707	3,417	9,362	748	13,527	(2,297)	10/8/2010	1998	38
Santa Rosa - North	Santa Rosa, CA	(4)	3,053	6,086	46	113	297	701	3,166	6,383	747	10,296	(1,684)	10/8/2010	2000	40
Santa Rosa - South	Santa Rosa, CA	(4)	1,592	4,998	41	76	656	898	1,668	5,654	939	8,261	(1,816)	10/8/2010	1997	32
Los Angeles - Simi Valley	Simi Valley, CA	(4)	3,088	7,175	113	186	558	795	3,274	7,733	908	11,915	(2,217)	10/8/2010	2004	44
San Diego - Sorrento Mesa	San Diego, CA	(4)	6,441	6,020	49	175	747	1,033	6,616	6,767	1,082	14,465	(2,451)	10/8/2010	1998	33
Los Angeles - Valencia	Stevenson Ranch, CA	(4)	9,414	—	20	93	578	826	9,507	578	846	10,931	(893)	10/8/2010	2000	(6)
Stockton - March Lane	Stockton, CA	(4)	2,299	3,558	55	106	348	652	2,405	3,906	707	7,018	(1,347)	10/8/2010	2001	41
San Jose - Sunnyvale	Sunnyvale, CA	(4)	6,051	5,019	50	107	1,249	1,180	6,158	6,268	1,230	13,656	(2,291)	10/8/2010	1997	32

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2016 (continued)
(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount Carried at Close of Period December 31, 2016							Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Temecula - Wine Country	Temecula, CA	(4)	1,489	8,153	79	101	597	925	1,590	8,750	1,004	11,344	(2,375)	10/8/2010	2002	42
Los Angeles - Torrance - Del Amo Circle	Torrance, CA	(4)	5,953	4,361	78	125	626	1,140	6,078	4,987	1,218	12,283	(1,988)	10/8/2010	1999	39
Los Angeles - Torrance Blvd.	Torrance, CA	(4)	3,761	6,296	43	68	761	873	3,829	7,057	916	11,802	(2,128)	10/8/2010	1997	37
Los Angeles - Torrance Harbor Gateway	Torrance, CA	(4)	4,625	4,747	49	119	596	760	4,744	5,343	809	10,896	(1,799)	10/8/2010	1999	39
Stockton - Tracy	Tracy, CA	(4)	2,344	3,434	96	89	346	643	2,433	3,780	739	6,952	(1,389)	10/8/2010	2003	43
Union City - Dyer St.	Union City, CA	(4)	2,907	6,359	51	195	648	992	3,102	7,007	1,043	11,152	(2,107)	10/8/2010	1999	39
Sacramento - Vacaville	Vacaville, CA	(4)	809	3,179	76	78	581	703	887	3,760	779	5,426	(1,229)	10/8/2010	2002	42
Sacramento - West Sacramento	West Sacramento, CA	(4)	1,292	3,395	134	64	378	756	1,356	3,773	890	6,019	(1,298)	10/8/2010	2004	44
Los Angeles - Woodland Hills	Woodland Hills, CA	(4)	5,452	7,561	69	83	941	1,295	5,535	8,502	1,364	15,401	(2,432)	10/8/2010	2000	40
Orange County - Yorba Linda	Yorba Linda, CA	(4)	3,443	2,020	106	59	523	739	3,502	2,543	845	6,890	(1,357)	10/8/2010	2003	43
Denver - Aurora South	Aurora, CO	(4)	2,415	2,958	48	191	920	1,078	2,606	3,878	1,126	7,610	(1,198)	10/8/2010	1996	31
Denver - Aurora North	Aurora, CO	(4)	2,706	6,047	65	103	1,339	1,350	2,809	7,386	1,415	11,610	(2,058)	10/8/2010	1997	39
Colorado Springs - West	Colorado Springs, CO	(4)	3,338	1,325	41	116	457	762	3,454	1,782	803	6,039	(611)	10/8/2010	1998	39
Denver - Tech Center - North	Denver, CO	(4)	2,365	649	49	151	1,091	1,318	2,516	1,740	1,367	5,623	(1,420)	10/8/2010	1996	31
Denver - Tech Center South	Englewood, CO	(4)	1,714	978	46	133	401	846	1,847	1,379	892	4,118	(529)	10/8/2010	1998	40
Denver - Tech Center South - Inverness	Englewood, CO	(4)	2,941	1,340	46	186	1,075	998	3,127	2,415	1,044	6,586	(871)	10/8/2010	1997	32
Denver - Cherry Creek	Glendale, CO	(4)	1,856	2,713	40	170	790	1,010	2,026	3,503	1,050	6,579	(1,477)	10/8/2010	1997	32
Denver - Tech Center - Central	Greenwood Village, CO	(4)	2,392	1,286	51	178	1,090	1,300	2,570	2,376	1,351	6,297	(1,561)	10/8/2010	1997	34
Denver - Tech Center South - Greenwood Village	Greenwood Village, CO	(4)	1,767	2,278	110	164	689	1,075	1,931	2,967	1,185	6,083	(980)	10/8/2010	2003	44
Denver - Lakewood South	Lakewood, CO	(4)	2,338	3,348	43	77	714	966	2,415	4,062	1,009	7,486	(1,564)	10/8/2010	1996	31
Denver - Park Meadows	Lone Tree, CO	(4)	1,578	3,467	78	130	590	835	1,708	4,057	913	6,678	(1,397)	10/8/2010	2002	42
Denver - Westminster	Westminster, CO	(4)	2,779	4,683	49	174	687	753	2,953	5,370	802	9,125	(1,543)	10/8/2010	2000	40
Hartford - Farmington	Farmington, CT	(4)	1,080	6,003	65	78	572	761	1,158	6,575	826	8,559	(1,413)	10/8/2010	1998	39
Hartford - Manchester	Manchester, CT	(4)	1,002	6,723	67	74	633	763	1,076	7,356	830	9,262	(2,079)	10/8/2010	2001	41
Hartford - Meriden	Meriden, CT	(4)	687	6,207	81	120	447	808	807	6,654	889	8,350	(1,993)	10/8/2010	2002	42
Norwalk - Stamford	Norwalk, CT	(4)	2,866	12,533	64	113	801	1,104	2,979	13,334	1,168	17,481	(3,551)	10/8/2010	1999	39
Shelton - Fairfield County	Shelton, CT	(4)	2,001	11,314	60	116	1,047	1,131	2,117	12,361	1,191	15,669	(3,408)	10/8/2010	1998	38
Ottawa	Ottawa, ON, Canada	(4)	993	34,014	—	39	(9,335)	204	1,032	24,679	204	25,915	(5,039)	10/8/2010	1959	49
St. John's - Downtown	St. John's, Newfoundland, Canada	(4)	672	9,636	—	159	(2,165)	—	831	7,471	—	8,302	(1,858)	10/8/2010	1966	44
Toronto - Vaughan	Vaughan Ontario, Canada	(4)	11,047	16,011	—	142	(3,171)	5	11,189	12,840	5	24,034	(4,414)	10/8/2010	1990	30
Newark - Christiana - Wilmington	Newark, DE	(4)	1,473	7,617	61	115	899	1,043	1,588	8,516	1,104	11,208	(2,397)	10/8/2010	1998	38
Orlando - Altamonte Springs	Altamonte Springs, FL	(4)	5,421	—	25	80	769	1,120	5,501	769	1,145	7,415	(461)	10/8/2010	1998	(6)
Boca Raton - Commerce	Boca Raton, FL	(4)	5,920	3,219	56	88	1,004	1,171	6,008	4,223	1,227	11,458	(1,665)	10/8/2010	1998	33
Tampa - Brandon	Brandon, FL	(4)	3,709	3,540	696	186	852	622	3,895	4,392	1,318	9,605	(1,952)	12/13/2012	1997	26
St. Petersburg - Clearwater - Executive Dr.	Clearwater, FL	(4)	1,951	3,062	39	57	598	679	2,008	3,660	718	6,386	(1,443)	10/8/2010	1998	38
Clearwater - Carillon Park	Clearwater, FL	(4)	1,679	2,926	489	123	700	507	1,802	3,626	996	6,424	(1,645)	12/13/2012	1997	22
Fort Lauderdale - Davie	Davie, FL	(4)	5,014	3,117	492	132	840	872	5,146	3,957	1,364	10,467	(1,268)	12/13/2012	1997	23
Daytona Beach - International Speedway	Daytona Beach, FL	(4)	987	3,972	45	81	359	859	1,068	4,331	904	6,303	(1,000)	10/8/2010	1998	41
Fort Lauderdale - Deerfield Beach	Deerfield Beach, FL	(4)	2,885	3,421	38	100	519	705	2,985	3,940	743	7,668	(1,468)	10/8/2010	1997	37
Destin - US 98 - Emerald Coast Pkwy.	Destin, FL	(4)	1,149	2,528	96	139	1,581	665	1,288	4,109	761	6,158	(1,449)	10/8/2010	2001	48

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2016 (continued)
(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount Carried at Close of Period December 31, 2016							Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Fort Lauderdale - Convention Center - Cruise Port	Fort Lauderdale, FL	(4)	3,441	7,008	71	107	681	957	3,548	7,689	1,028	12,265	(2,260)	10/8/2010	1999	39
Fort Lauderdale - Cypress Creek - Andrews Ave.	Fort Lauderdale, FL	(4)	2,761	2,685	41	124	613	818	2,885	3,298	859	7,042	(1,074)	10/8/2010	1998	33
Fort Lauderdale - Cypress Creek - NW 6th Way	Fort Lauderdale, FL	(4)	2,480	751	62	58	544	932	2,538	1,295	994	4,827	(558)	10/8/2010	1999	42
Fort Lauderdale - Plantation	Fort Lauderdale, FL	(4)	6,352	2,252	61	55	569	718	6,407	2,821	779	10,007	(1,221)	10/8/2010	2000	40
Gainesville - I-75	Gainesville, FL	(4)	846	6,416	44	65	764	808	911	7,180	852	8,943	(1,784)	10/8/2010	1997	32
Jacksonville - Baymeadows	Jacksonville, FL	(4)	1,163	2,662	48	92	757	1,161	1,255	3,419	1,209	5,883	(998)	10/8/2010	1998	38
Jacksonville - Lenoir Avenue East	Jacksonville, FL	(4)	969	1,057	63	65	601	933	1,034	1,658	996	3,688	(678)	10/8/2010	1997	37
Jacksonville - Deerwood Park	Jacksonville, FL	(4)	943	3,910	66	117	901	1,225	1,060	4,811	1,291	7,162	(1,337)	10/8/2010	1999	40
Jacksonville - Lenoir Avenue South	Jacksonville, FL	(4)	842	1,862	47	65	421	783	907	2,283	830	4,020	(667)	10/8/2010	1998	44
Jacksonville - Riverwalk - Convention Center	Jacksonville, FL	(4)	593	3,693	52	100	637	825	693	4,330	877	5,900	(1,619)	10/8/2010	2000	40
Jacksonville - Salisbury Rd. - Southpoint	Jacksonville, FL	(4)	727	720	52	127	1,954	1,067	854	2,674	1,119	4,647	(1,277)	10/8/2010	1999	39
Jacksonville - Southside - St. Johns Towne Ctr.	Jacksonville, FL	(4)	925	2,679	47	94	501	1,269	1,019	3,180	1,316	5,515	(1,167)	10/8/2010	1997	32
Orlando - Lake Mary - 1036 Greenwood Blvd	Lake Mary, FL	(4)	2,229	—	19	43	356	633	2,272	356	652	3,280	(727)	10/8/2010	2000	(6)
Orlando - Lake Mary - 1040 Greenwood Blvd	Lake Mary, FL	(4)	2,685	—	25	98	697	942	2,783	697	967	4,447	(473)	10/8/2010	1998	(6)
Melbourne-Airport	Melbourne, FL	(4)	1,423	4,160	53	103	418	787	1,526	4,578	840	6,944	(1,169)	10/8/2010	1998	39
Miami - Airport - Blue Lagoon	Miami, FL	(4)	9,702	4,910	70	76	1,216	1,281	9,778	6,126	1,351	17,255	(2,364)	10/8/2010	1998	33
Miami - Airport - Doral	Miami, FL	(4)	10,164	4,188	1,131	252	1,192	534	10,416	5,380	1,665	17,461	(2,455)	12/13/2012	1997	26
Miami - Airport - Doral - 87th Avenue South	Miami, FL	(4)	4,451	7,542	92	53	644	835	4,504	8,186	927	13,617	(2,275)	10/8/2010	2001	41
Miami - Airport - Doral - 25th Street	Miami, FL	(4)	4,135	5,307	125	47	654	1,008	4,182	5,961	1,133	11,276	(1,963)	10/8/2010	2002	42
Miami - Airport - Miami Springs	Miami, FL	(4)	8,014	3,657	71	90	2,416	898	8,104	6,073	969	15,146	(2,213)	10/8/2010	1998	40
Miami - Downtown Brickell - Cruise Port	Miami, FL	(4)	3,323	7,312	85	90	733	840	3,413	8,045	925	12,383	(2,242)	10/8/2010	2001	41
Miami - Coral Gables	Miami, FL	(4)	2,866	7,211	76	68	605	802	2,934	7,816	878	11,628	(2,215)	10/8/2010	2001	41
Orlando - Convention Center - 6443 Westwood	Orlando, FL	(4)	2,472	2,071	68	94	713	1,013	2,566	2,784	1,081	6,431	(1,345)	10/8/2010	1999	43
Orlando - Convention Center - Universal Blvd.	Orlando, FL	(4)	3,326	3,097	58	235	919	1,527	3,561	4,016	1,585	9,162	(2,014)	10/8/2010	1998	38
Orlando - Convention Ctr - Sports Complex	Orlando, FL	(4)	2,767	1,466	43	81	677	913	2,848	2,143	956	5,947	(1,236)	10/8/2010	1997	37
Orlando - Lake Buena Vista	Orlando, FL	(4)	4,137	—	30	166	921	1,480	4,303	921	1,510	6,734	(1,438)	10/8/2010	1998	(6)
Orlando - Maitland - 1776 Pembrook Dr.	Orlando, FL	(4)	2,103	807	74	43	516	835	2,146	1,323	909	4,378	(520)	10/8/2010	2000	45
Orlando - Maitland - Summit Tower Blvd	Orlando, FL	(4)	3,577	—	65	143	888	1,274	3,720	888	1,339	5,947	(553)	10/8/2010	1998	(6)
Orlando - Maitland - 1760 Pembrook Dr.	Orlando, FL	(4)	2,133	1,347	41	30	305	696	2,163	1,652	737	4,552	(1,038)	10/8/2010	1999	39
Orlando - Southpark - Commodity Circle	Orlando, FL	(4)	3,483	2,051	64	94	894	1,317	3,577	2,945	1,381	7,903	(1,170)	10/8/2010	1999	40
Orlando - Southpark - Equity Row	Orlando, FL	(4)	2,854	432	49	69	742	1,221	2,923	1,174	1,270	5,367	(604)	10/8/2010	1998	38
Orlando - Orlando Theme Parks - Vineland Rd.	Orlando, FL	(4)	2,813	2,874	66	122	509	978	2,935	3,383	1,044	7,362	(1,455)	10/8/2010	1998	42
Orlando - Orlando Theme Parks - Major Blvd.	Orlando, FL	(4)	3,349	3,190	52	135	689	871	3,484	3,879	923	8,286	(1,576)	10/8/2010	1999	39
Pensacola - University Mall	Pensacola, FL	(4)	934	4,059	38	73	628	874	1,007	4,687	912	6,606	(1,174)	10/8/2010	1997	37
Fort Lauderdale - Cypress Creek - Park North	Pompano Beach, FL	(4)	3,567	2,828	65	110	1,842	1,381	3,677	4,670	1,446	9,793	(2,043)	10/8/2010	1998	38
Tallahassee - Killearn	Tallahassee, FL	(4)	356	1,769	29	93	952	681	449	2,721	710	3,880	(768)	10/8/2010	1998	28

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2016 (continued)
(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount Carried at Close of Period December 31, 2016							Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Fort Lauderdale- Tamarac	Tamarac, FL	(4)	3,709	3,054	712	207	1,524	734	3,916	4,578	1,446	9,940	(1,656)	12/13/2012	1997	21
Tampa- Airport- Memorial Hwy.	Tampa, FL	(4)	2,513	1,342	69	116	547	921	2,629	1,889	990	5,508	(1,164)	10/8/2010	1999	42
Tampa- Airport- N. Westshore Blvd.	Tampa, FL	(4)	2,564	3,918	64	54	1,027	1,122	2,618	4,945	1,186	8,749	(1,900)	10/8/2010	1998	38
Tampa- Airport- Spruce Street	Tampa, FL	(4)	2,437	3,066	102	57	405	596	2,494	3,471	698	6,663	(1,350)	10/8/2010	2003	43
Tampa- North—USF- Attractions	Tampa, FL	(4)	2,028	845	37	55	554	759	2,083	1,399	796	4,278	(961)	10/8/2010	1997	37
Tampa- North Airport	Tampa, FL	(4)	1,294	2,236	490	127	866	669	1,421	3,102	1,159	5,682	(1,244)	12/13/2012	1997	20
West Palm Beach- Northpoint Corporate Park	West Palm Beach, FL	(4)	2,723	3,326	49	73	424	783	2,796	3,750	832	7,378	(1,033)	10/8/2010	1998	38
Atlanta- Alpharetta- Northpoint- East	Alpharetta, GA	(4)	717	591	42	110	492	880	827	1,083	922	2,832	(656)	10/8/2010	1997	27
Atlanta- Alpharetta- Northpoint- West	Alpharetta, GA	(4)	1,218	1,673	58	113	518	892	1,331	2,191	950	4,472	(957)	10/8/2010	1999	42
Atlanta- Alpharetta- Rock Mill Rd.	Alpharetta, GA	(4)	1,391	1,101	40	53	407	610	1,444	1,508	650	3,602	(991)	10/8/2010	1999	39
Atlanta- Clairmont	Atlanta, GA	(4)	1,142	3,284	40	72	487	783	1,214	3,771	823	5,808	(1,231)	10/8/2010	1998	38
Atlanta- Buckhead	Atlanta, GA	(4)	1,183	4,086	42	101	640	880	1,284	4,726	922	6,932	(1,313)	10/8/2010	1997	37
Atlanta- Marietta- Interstate N. Pkwy	Atlanta, GA	(4)	1,766	3,023	72	60	325	782	1,826	3,348	854	6,028	(942)	10/8/2010	1999	41
Atlanta- Marietta- Wildwood	Atlanta, GA	(4)	852	2,881	40	80	683	839	932	3,564	879	5,375	(1,158)	10/8/2010	1996	36
Atlanta- Perimeter- Hammond Drive	Atlanta, GA	(4)	1,921	3,398	45	208	653	988	2,129	4,051	1,033	7,213	(1,316)	10/8/2010	1997	32
Atlanta- Perimeter- Crestline	Atlanta, GA	(4)	1,562	1,581	46	78	391	825	1,640	1,972	871	4,483	(884)	10/8/2010	2000	40
Atlanta- Perimeter- Peachtree Dunwoody	Atlanta, GA	(4)	1,203	2,928	44	97	610	848	1,300	3,538	892	5,730	(1,125)	10/8/2010	1997	37
Atlanta- Vinings	Atlanta, GA	(4)	1,924	5,785	57	130	663	1,016	2,054	6,448	1,073	9,575	(1,482)	10/8/2010	1997	40
Columbus- Airport	Columbus, GA	(4)	967	4,566	40	107	319	649	1,074	4,885	689	6,648	(1,303)	10/8/2010	1997	32
Columbus- Bradley Park	Columbus, GA	(4)	763	5,083	45	64	171	578	827	5,254	623	6,704	(1,257)	10/8/2010	2000	40
Atlanta- Duluth	Duluth, GA	(4)	1,177	1,252	61	51	155	365	1,228	1,407	426	3,061	(480)	10/8/2010	1997	49
Atlanta- Gwinnett Place	Duluth, GA	(4)	1,269	3,234	48	115	1,046	1,123	1,384	4,280	1,171	6,835	(1,111)	10/8/2010	1990	30
Atlanta- Kennesaw Chastain Rd.	Kennesaw, GA	(4)	1,092	1,560	38	89	511	986	1,181	2,071	1,024	4,276	(817)	10/8/2010	1997	27
Atlanta- Kennesaw Town Center	Kennesaw, GA	(4)	1,122	2,213	38	72	637	838	1,194	2,850	876	4,920	(835)	10/8/2010	1998	38
Macon- North	Macon, GA	(4)	537	4,151	46	93	61	520	630	4,212	566	5,408	(974)	10/8/2010	1998	42
Atlanta- Marietta- Powers Ferry Rd.	Marietta, GA	(4)	2,718	1,891	58	50	454	1,398	2,768	2,345	1,456	6,569	(929)	10/8/2010	1998	38
Atlanta- Marietta- Windy Hill	Marietta, GA	(4)	1,645	2,192	41	80	311	682	1,725	2,503	723	4,951	(884)	10/8/2010	1998	39
Atlanta- Morrow	Morrow, GA	(4)	1,713	2,276	41	90	185	585	1,803	2,461	626	4,890	(801)	10/8/2010	1998	39
Atlanta- Peachtree Corners	Norcross, GA	(4)	1,256	—	19	95	450	977	1,351	450	996	2,797	(351)	10/8/2010	1997	(6)
Savannah- Midtown	Savannah, GA	(4)	564	5,079	66	85	425	795	649	5,504	861	7,014	(1,621)	10/8/2010	2001	41
Atlanta- Cumberland Mall	Smyrna, GA	(4)	1,631	2,038	45	50	761	867	1,681	2,799	912	5,392	(960)	10/8/2010	1997	32
Des Moines- Urbandale	Urbandale, IA	(4)	1,119	2,684	41	101	589	723	1,220	3,273	764	5,257	(925)	10/8/2010	1999	39
Des Moines- West Des Moines	West Des Moines, IA	(4)	1,089	2,742	39	116	792	973	1,205	3,534	1,012	5,751	(1,395)	10/8/2010	1997	27
Boise- Airport	Boise, ID	(4)	862	1,647	39	64	704	930	926	2,351	969	4,246	(691)	10/8/2010	1997	37
Chicago- Midway	Bedford Park, IL	(4)	2,028	2,261	130	109	617	869	2,137	2,878	999	6,014	(1,500)	10/8/2010	2003	43
Bloomington- Normal	Bloomington, IL	(4)	941	3,404	61	85	162	590	1,026	3,566	651	5,243	(996)	10/8/2010	2001	41
Chicago- Buffalo Grove- Deerfield	Buffalo Grove, IL	(4)	2,264	4,986	44	83	617	901	2,347	5,603	945	8,895	(1,693)	10/8/2010	1998	38
Chicago- Burr Ridge	Burr Ridge, IL	(4)	2,033	4,406	43	125	722	842	2,158	5,128	885	8,171	(1,801)	10/8/2010	1996	36
Champaign- Urbana	Champaign, IL	(4)	1,221	4,043	35	80	155	485	1,301	4,198	520	6,019	(1,010)	10/8/2010	1998	38
Chicago- Darien	Darien, IL	(4)	1,754	4,286	42	124	496	676	1,878	4,782	718	7,378	(1,546)	10/8/2010	1999	39
Chicago- O'Hare	Des Plaines, IL	(4)	1,946	3,737	44	115	863	856	2,061	4,600	900	7,561	(1,495)	10/8/2010	1998	38
Chicago- O'Hare- Allstate Arena	Des Plaines, IL	(4)	2,122	1,434	71	103	753	900	2,225	2,187	971	5,383	(746)	10/8/2010	1999	40
Chicago- Downers Grove	Downers Grove, IL	(4)	2,592	3,321	53	130	1,228	1,276	2,722	4,549	1,329	8,600	(2,046)	10/8/2010	1996	36

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2016 (continued)
(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount Carried at Close of Period December 31, 2016							Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Chicago- Elmhurst- O'Hare	Elmhurst, IL	(4)	1,728	2,769	42	119	438	799	1,847	3,207	841	5,895	(1,319)	10/8/2010	1997	37
Chicago- Gurnee	Gurnee, IL	(4)	1,557	2,759	37	146	719	797	1,703	3,478	834	6,015	(952)	10/8/2010	1997	37
Chicago- Hanover Park	Hanover Park, IL	(4)	4,217	1,081	38	51	591	633	4,268	1,672	671	6,611	(928)	10/8/2010	1999	39
Chicago- Hillside	Hillside, IL	(4)	1,661	1,134	49	133	646	919	1,794	1,780	968	4,542	(1,138)	10/8/2010	1999	39
Chicago- Itasca	Itasca, IL	(4)	1,419	2,764	46	122	707	995	1,541	3,471	1,041	6,053	(922)	10/8/2010	1996	36
Chicago- Lansing	Lansing, IL	(4)	1,778	2,399	44	162	618	875	1,940	3,017	919	5,876	(1,343)	10/8/2010	1998	38
Chicago- Lisle	Lisle, IL	(4)	1,908	2,176	42	98	457	616	2,006	2,633	658	5,297	(1,151)	10/8/2010	2000	40
Chicago- Lombard- Oakbrook	Lombard, IL	(4)	3,692	1,060	59	128	712	1,258	3,820	1,772	1,317	6,909	(1,442)	10/8/2010	1999	39
Chicago- Lombard- Yorktown Center	Lombard, IL	(4)	2,029	3,367	58	155	531	909	2,184	3,898	967	7,049	(1,040)	10/8/2010	1998	40
Chicago- Naperville- East	Naperville, IL	(4)	1,686	4,231	48	159	1,095	1,046	1,845	5,326	1,094	8,265	(1,958)	10/8/2010	1997	37
Chicago- Naperville- West	Naperville, IL	(4)	3,084	2,386	44	147	639	837	3,231	3,025	881	7,137	(1,411)	10/8/2010	1996	36
St. Louis- O' Fallon, IL	O'Fallon, IL	(4)	1,099	2,897	34	56	337	519	1,155	3,234	553	4,942	(864)	10/8/2010	1998	38
Peoria- North	Peoria, IL	(4)	1,063	3,528	63	73	291	652	1,136	3,819	715	5,670	(1,265)	10/8/2010	2001	41
Rockford- I-90	Rockford, IL	(4)	1,046	1,989	38	63	479	839	1,109	2,468	877	4,454	(679)	10/8/2010	1997	47
Rockford- State Street	Rockford, IL	(4)	971	293	34	190	454	795	1,161	747	829	2,737	(1,051)	10/8/2010	1997	27
Chicago- Rolling Meadows	Rolling Meadows, IL	(4)	1,643	640	44	58	737	1,021	1,701	1,377	1,065	4,143	(546)	10/8/2010	1996	36
Chicago- Romeoville- Bollingbrook	Romeoville, IL	(4)	1,741	3,612	38	109	533	710	1,850	4,145	748	6,743	(1,447)	10/8/2010	1998	38
Chicago- Schaumburg- I-90	Schaumburg, IL	(4)	3,507	703	98	102	516	795	3,609	1,219	893	5,721	(1,033)	10/8/2010	2002	42
Chicago- Schaumburg- Convention Center	Schaumburg, IL	(4)	2,016	1,190	49	108	640	1,141	2,124	1,830	1,190	5,144	(804)	10/8/2010	1997	37
Chicago- Woodfield Mall	Schaumburg, IL	(4)	1,649	2,501	43	143	466	687	1,792	2,967	730	5,489	(1,249)	10/8/2010	1999	39
Chicago- Skokie	Skokie, IL	(4)	2,305	8,355	65	92	769	1,052	2,397	9,124	1,117	12,638	(2,480)	10/8/2010	2000	40
Chicago- Vernon Hills- Lake Forest	Vernon Hills, IL	(4)	2,471	4,030	60	52	342	768	2,523	4,372	828	7,723	(1,442)	10/8/2010	2000	40
Chicago- Vernon Hills- Lincolnshire	Vernon Hills, IL	(4)	2,467	1,053	66	120	700	1,014	2,587	1,753	1,080	5,420	(1,268)	10/8/2010	1999	39
Chicago- Westmont- Oak Brook	Westmont, IL	(4)	3,510	587	52	120	935	1,126	3,630	1,522	1,178	6,330	(1,393)	10/8/2010	1998	38
Evansville- East	Evansville, IN	(4)	387	2,295	34	96	452	807	483	2,747	841	4,071	(891)	10/8/2010	1997	27
Fort Wayne- North	Ft. Wayne, IN	(4)	402	1,755	34	90	474	911	492	2,229	945	3,666	(788)	10/8/2010	1996	26
Fort Wayne- South	Ft. Wayne, IN	(4)	937	3,992	37	86	695	873	1,023	4,687	910	6,620	(1,172)	10/8/2010	1997	37
Indianapolis- Airport	Indianapolis, IN	(4)	1,566	—	39	10	784	1,041	1,576	784	1,080	3,440	(586)	10/8/2010	1998	(6)
Indianapolis- Airport- W. Southern Ave.	Indianapolis, IN	(4)	1,505	1,103	77	161	296	1,845	1,666	1,399	1,922	4,987	(873)	10/8/2010	1998	40
Indianapolis- Castleton	Indianapolis, IN	(4)	558	2,108	40	82	428	882	640	2,536	922	4,098	(850)	10/8/2010	1999	39
Indianapolis- North- Carmel	Indianapolis, IN	(4)	812	851	29	58	134	540	870	985	569	2,424	(460)	10/8/2010	1990	30
Indianapolis- Northwest- College Park	Indianapolis, IN	(4)	363	945	28	48	171	600	411	1,116	628	2,155	(603)	10/8/2010	1991	32
Indianapolis- Northwest- I-465	Indianapolis, IN	(4)	1,385	4,782	66	131	561	1,010	1,516	5,343	1,076	7,935	(1,528)	10/8/2010	1998	41
Indianapolis- West 86th St.	Indianapolis, IN	(4)	581	2,330	40	194	530	829	775	2,860	869	4,504	(964)	10/8/2010	1998	39
Merrillville- US Rte. 30	Merrillville, IN	(4)	693	3,923	39	119	613	804	812	4,536	843	6,191	(1,452)	10/8/2010	1996	36
South Bend- Mishawaka- North	Mishawaka, IN	(4)	497	1,929	62	77	621	798	574	2,550	860	3,984	(821)	10/8/2010	2001	41
South Bend- Mishawaka- South	Mishawaka, IN	(4)	457	1,146	34	109	416	797	566	1,562	831	2,959	(639)	10/8/2010	1997	27
Kansas City- Lenexa- 87th St.	Lenexa, KS	(4)	1,413	1,161	47	346	1,137	1,050	1,759	2,298	1,097	5,154	(1,084)	10/8/2010	1997	35
Kansas City- Shawnee Mission	Merriam, KS	(4)	1,255	2,489	49	115	1,215	992	1,370	3,704	1,041	6,115	(1,064)	10/8/2010	1997	32
Kansas City- Overland Park- Metcalf Ave	Overland Park, KS	(4)	1,103	4,652	61	133	724	1,014	1,236	5,376	1,075	7,687	(1,286)	10/8/2010	1997	41
Kansas City- Overland Park- Nall Ave.	Overland Park, KS	(4)	603	2,291	45	25	696	1,010	628	2,987	1,055	4,670	(981)	10/8/2010	1998	38
Kansas City- Overland Park- Quivira Rd.	Overland Park, KS	(4)	1,120	959	43	129	521	703	1,249	1,480	746	3,475	(1,122)	10/8/2010	1997	37
Wichita- East	Wichita, KS	(4)	809	1,375	35	68	413	691	877	1,788	726	3,391	(722)	10/8/2010	1997	27

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2016 (continued)
(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount Carried at Close of Period December 31, 2016							Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Cincinnati - Covington	Covington, KY	(4)	880	5,352	38	58	580	784	938	5,932	822	7,692	(1,481)	10/8/2010	1997	37
Cincinnati - Florence - Meijer Dr.	Florence, KY	(4)	549	1,850	33	128	433	923	677	2,283	956	3,916	(778)	10/8/2010	1996	26
Cincinnati - Florence - Turfway Rd.	Florence, KY	(4)	827	2,575	37	122	456	739	949	3,031	776	4,756	(834)	10/8/2010	1997	37
Lexington - Nicholasville Road	Lexington, KY	(4)	1,415	4,119	45	119	892	878	1,534	5,011	923	7,468	(1,452)	10/8/2010	1996	31
Lexington - Tates Creek	Lexington, KY	(4)	910	1,692	29	411	1,469	828	1,321	3,161	857	5,339	(940)	10/8/2010	1987	27
Louisville - Alliant Avenue	Louisville, KY	(4)	812	2,628	48	98	575	892	910	3,203	940	5,053	(984)	10/8/2010	1998	39
Louisville - Dutchman	Louisville, KY	(4)	662	2,540	45	43	307	744	705	2,847	789	4,341	(1,020)	10/8/2010	1996	31
Louisville - Hurstbourne	Louisville, KY	(4)	656	439	30	311	609	748	967	1,048	778	2,793	(652)	10/8/2010	1988	28
Baton Rouge - Citiplace	Baton Rouge, LA	(4)	1,029	5,875	66	90	465	757	1,119	6,340	823	8,282	(1,994)	10/8/2010	2001	41
New Orleans - Kenner	Kenner, LA	(4)	1,028	6,843	79	80	518	685	1,108	7,361	764	9,233	(2,033)	10/8/2010	2001	41
Lafayette - Airport	Lafayette, LA	(4)	436	2,212	38	75	801	784	511	3,013	822	4,346	(907)	10/8/2010	1998	38
New Orleans - Metairie	Metairie, LA	(4)	559	5,559	41	102	418	820	661	5,977	861	7,499	(1,719)	10/8/2010	1998	38
Boston - Braintree	Braintree, MA	(4)	2,599	9,110	90	61	442	781	2,660	9,552	871	13,083	(2,304)	10/8/2010	2002	42
Boston - Burlington	Burlington, MA	(4)	2,533	6,944	58	66	963	1,248	2,599	7,907	1,306	11,812	(2,519)	10/8/2010	1998	38
Boston - Danvers	Danvers, MA	(4)	1,334	5,659	38	71	306	491	1,405	5,965	529	7,899	(1,205)	10/8/2010	1998	47
Boston - Marlborough	Marlborough, MA	(4)	2,137	3,464	48	78	940	1,154	2,215	4,404	1,202	7,821	(1,800)	10/8/2010	1998	38
Foxboro - Norton	Norton, MA	(4)	2,153	4,729	98	50	433	625	2,203	5,162	723	8,088	(1,516)	10/8/2010	2003	43
Boston - Peabody	Peabody, MA	(4)	1,649	5,178	110	94	638	1,213	1,743	5,816	1,323	8,882	(1,943)	10/8/2010	1999	43
Boston - Tewksbury	Tewksbury, MA	(4)	1,547	4,378	58	69	419	835	1,616	4,797	893	7,306	(1,441)	10/8/2010	2001	41
Boston - Waltham - 52 4th Ave.	Waltham, MA	(4)	2,025	6,620	58	65	673	1,366	2,090	7,293	1,424	10,807	(2,092)	10/8/2010	1998	38
Boston - Waltham - 32 4th Ave.	Waltham, MA	(4)	1,851	7,411	72	122	663	1,265	1,973	8,074	1,337	11,384	(2,540)	10/8/2010	1999	39
Boston - Westborough - Computer Dr.	Westborough, MA	(4)	2,747	2,788	48	161	634	1,023	2,908	3,422	1,071	7,401	(1,633)	10/8/2010	1998	38
Boston - Westborough - Connector Road	Westborough, MA	(4)	3,154	1,519	57	52	418	621	3,206	1,937	678	5,821	(1,007)	10/8/2010	2001	41
Boston - Westborough - East Main Street	Westborough, MA	(4)	2,366	2,763	81	89	619	895	2,455	3,382	976	6,813	(1,205)	10/8/2010	2001	42
Boston - Woburn	Woburn, MA	(4)	1,879	4,426	48	76	549	1,000	1,955	4,975	1,048	7,978	(1,736)	10/8/2010	1998	39
Annapolis - Admiral Cochrane Drive	Annapolis, MD	(4)	2,121	5,919	52	64	511	1,020	2,185	6,430	1,072	9,687	(1,951)	10/8/2010	1999	39
Annapolis - Womack Drive	Annapolis, MD	(4)	1,376	4,684	131	57	365	625	1,433	5,049	756	7,238	(1,572)	10/8/2010	2004	45
Baltimore - Bel Air - Aberdeen	Bel Air, MD	(4)	1,768	5,344	110	34	371	764	1,802	5,715	874	8,391	(1,340)	10/8/2010	2004	44
Columbia - Columbia Parkway	Columbia, MD	(4)	1,785	6,287	38	119	545	712	1,904	6,832	750	9,486	(1,977)	10/8/2010	1997	37
Columbia - Columbia Corporate Park	Columbia, MD	(4)	3,056	10,874	81	151	939	1,156	3,207	11,813	1,237	16,257	(3,244)	10/8/2010	1998	39
Columbia - Gateway Drive	Columbia, MD	(4)	2,241	5,038	42	70	772	996	2,311	5,810	1,038	9,159	(2,541)	10/8/2010	1997	27
Frederick - Westview Dr.	Frederick, MD	(4)	1,891	5,522	41	57	425	600	1,948	5,947	641	8,536	(1,748)	10/8/2010	1999	39
Washington, D.C. - Gaithersburg - North	Gaithersburg, MD	(4)	2,088	3,973	42	51	415	619	2,139	4,388	661	7,188	(1,466)	10/8/2010	1999	39
Washington, D.C. - Gaithersburg - South	Gaithersburg, MD	(4)	2,233	4,128	59	100	585	852	2,333	4,713	911	7,957	(1,261)	10/8/2010	1999	40
Washington, D.C. - Germantown - Milestone	Germantown, MD	(4)	1,413	4,673	44	138	362	569	1,551	5,035	613	7,199	(1,559)	10/8/2010	1999	39
Washington, D.C. - Germantown - Town Center	Germantown, MD	(4)	5,541	2,269	698	184	857	552	5,725	3,126	1,250	10,101	(1,979)	12/13/2012	1997	19
Baltimore - Glen Burnie	Glen Burnie, MD	(4)	2,374	9,428	132	53	350	629	2,427	9,778	761	12,966	(2,370)	10/8/2010	2004	44
Columbia - Laurel - Ft. Meade	Jessup, MD	(4)	1,505	5,910	112	91	360	792	1,596	6,270	904	8,770	(1,814)	10/8/2010	2004	44
Washington, D.C. - Landover	Landover, MD	(4)	3,119	5,378	39	65	573	808	3,184	5,951	847	9,982	(1,712)	10/8/2010	1998	38
Lexington Park - Pax River	Lexington Park, MD	(4)	1,206	5,140	48	83	486	757	1,289	5,626	805	7,720	(1,714)	10/8/2010	2000	40
Baltimore - BWl Airport - International Dr.	Linthicum Heights, MD	(4)	3,801	5,663	1,003	287	875	702	4,088	6,538	1,705	12,331	(2,468)	12/13/2012	1997	32

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2016 (continued)
(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount Carried at Close of Period December 31, 2016							Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Baltimore - BWI Airport - Aero Dr.	Linthicum, MD	(4)	2,316	8,515	43	120	583	796	2,436	9,098	839	12,373	(2,495)	10/8/2010	1997	37
Washington, D.C. - Rockville	Rockville, MD	(4)	5,800	9,696	64	118	834	1,143	5,918	10,530	1,207	17,655	(2,827)	10/8/2010	1999	39
Baltimore - Timonium	Timonium, MD	(4)	2,004	6,358	39	110	498	748	2,114	6,856	787	9,757	(1,962)	10/8/2010	1998	38
Portland - Scarborough	Scarborough, ME	(4)	828	4,601	52	114	489	879	942	5,090	931	6,963	(1,493)	10/8/2010	2001	41
Detroit - Ann Arbor - Briarwood Mall	Ann Arbor, MI	(4)	3,416	—	41	184	564	823	3,600	564	864	5,028	(704)	10/8/2010	1997	(6)
Detroit - Ann Arbor - University South	Ann Arbor, MI	(4)	955	1,139	42	203	382	824	1,158	1,521	866	3,545	(762)	10/8/2010	1997	41
Auburn Hills - University Drive	Auburn Hills, MI	(4)	1,363	588	59	167	737	1,150	1,530	1,325	1,209	4,064	(1,030)	10/8/2010	1999	39
Detroit - Auburn Hills - Featherstone Rd.	Auburn Hills, MI	(4)	1,226	3,584	75	253	1,017	1,360	1,479	4,601	1,435	7,515	(1,656)	10/8/2010	1999	41
Detroit - Auburn Hills - I - 75	Auburn Hills, MI	(4)	1,948	—	47	179	543	871	2,127	543	918	3,588	(1,226)	10/8/2010	1997	(6)
Detroit - Canton	Canton, MI	(4)	1,501	—	59	203	468	761	1,704	468	820	2,992	(787)	10/8/2010	2001	(6)
Detroit - Dearborn	Dearborn, MI	(4)	1,018	2,051	77	133	483	895	1,151	2,534	972	4,657	(1,065)	10/8/2010	2002	42
Detroit - Farmington Hills	Farmington Hills, MI	(4)	1,084	570	41	162	499	796	1,246	1,069	837	3,152	(542)	10/8/2010	1997	37
Grand Rapids - Kentwood	Kentwood, MI	(4)	1,297	1,644	38	165	510	825	1,462	2,154	863	4,479	(764)	10/8/2010	1998	38
Detroit - Madison Heights	Madison Heights, MI	(4)	1,787	—	43	107	600	895	1,894	600	938	3,432	(427)	10/8/2010	1997	(6)
Detroit - Novi - Haggerty Road	Novi, MI	(4)	1,102	1,620	44	153	550	776	1,255	2,170	820	4,245	(1,343)	10/8/2010	1997	37
Detroit - Novi - Orchard Hill Place	Novi, MI	(4)	1,237	421	78	143	370	893	1,380	791	971	3,142	(485)	10/8/2010	2000	42
Detroit - Metropolitan Airport	Romulus, MI	(4)	1,161	2,462	83	139	474	852	1,300	2,936	935	5,171	(839)	10/8/2010	2001	41
Detroit - Roseville	Roseville, MI	(4)	1,204	2,742	71	119	625	756	1,323	3,367	827	5,517	(932)	10/8/2010	2001	41
Detroit - Southfield - I-696	Southfield, MI	(4)	1,746	—	84	117	691	986	1,863	691	1,070	3,624	(711)	10/8/2010	2002	(6)
Detroit - Southfield - Northwestern Hwy.	Southfield, MI	(4)	1,952	—	58	166	928	1,146	2,118	928	1,204	4,250	(796)	10/8/2010	1999	(6)
Detroit - Sterling Heights	Sterling Heights, MI	(4)	998	1,550	42	139	799	886	1,137	2,349	928	4,414	(988)	10/8/2010	1997	37
Detroit - Warren	Warren, MI	(4)	1,448	—	37	142	515	579	1,590	515	616	2,721	(376)	10/8/2010	1997	39
Minneapolis - Bloomington	Bloomington, MN	(4)	1,440	3,092	39	71	480	756	1,511	3,572	795	5,878	(1,257)	10/8/2010	1998	38
Minneapolis - Brooklyn Center	Brooklyn Center, MN	(4)	1,367	2,491	38	82	595	943	1,449	3,086	981	5,516	(939)	10/8/2010	1998	38
Minneapolis - Airport - Eagan - South	Eagan, MN	(4)	1,517	2,133	51	82	489	818	1,599	2,622	869	5,090	(1,092)	10/8/2010	1997	37
Minneapolis - Airport - Eagan - North	Eagan, MN	(4)	1,888	2,331	60	104	700	1,195	1,992	3,031	1,255	6,278	(1,117)	10/8/2010	1998	38
Minneapolis - Eden Prairie - Technology Drive	Eden Prairie, MN	(4)	1,199	2,289	36	80	477	815	1,279	2,766	851	4,896	(1,136)	10/8/2010	1998	38
Minneapolis - Eden Prairie - Valley View Road	Eden Prairie, MN	(4)	1,614	3,658	39	79	443	780	1,693	4,101	819	6,613	(1,287)	10/8/2010	1998	38
Minneapolis - Maple Grove	Maple Grove, MN	(4)	2,543	560	38	94	630	797	2,637	1,190	835	4,662	(559)	10/8/2010	1998	38
Rochester - North	Rochester, MN	(4)	1,146	1,797	48	75	580	698	1,221	2,377	746	4,344	(817)	10/8/2010	2001	41
Rochester - South	Rochester, MN	(4)	1,119	1,439	50	99	487	677	1,218	1,926	727	3,871	(750)	10/8/2010	2001	41
Minneapolis - Woodbury	Woodbury, MN	(4)	1,805	2,559	43	54	405	809	1,859	2,964	852	5,675	(1,369)	10/8/2010	1999	39
St. Louis - Airport - Central	Bridgeton, MO	(4)	1,743	1,010	57	103	203	1,278	1,846	1,213	1,335	4,394	(779)	10/8/2010	1998	39
Columbia - Stadium Blvd.	Columbia, MO	(4)	734	2,511	91	107	501	681	841	3,012	772	4,625	(938)	10/8/2010	2003	43
St. Louis - Earth City	Earth City, MO	(4)	1,394	721	34	113	526	782	1,507	1,247	816	3,570	(623)	10/8/2010	1997	27
Kansas City - Airport - Plaza Circle	Kansas City, MO	(4)	603	992	40	143	581	815	746	1,573	855	3,174	(703)	10/8/2010	1997	37
Kansas City - Airport - Tiffany Springs	Kansas City, MO	(4)	811	3,292	52	131	708	969	942	4,000	1,021	5,963	(1,064)	10/8/2010	1998	38
Kansas City - Country Club Plaza	Kansas City, MO	(4)	1,028	5,114	46	116	615	711	1,144	5,729	757	7,630	(1,629)	10/8/2010	1998	38
Kansas City - South	Kansas City, MO	(4)	1,742	—	44	89	810	878	1,831	810	922	3,563	(754)	10/8/2010	1997	(6)
St. Louis - Westport - Central	Maryland Heights, MO	(4)	829	2,112	48	79	515	872	908	2,627	920	4,455	(1,065)	10/8/2010	1999	39

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2016 (continued)
(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount Carried at Close of Period December 31, 2016							Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
St. Louis - Westport - East Lackland Rd.	Maryland Heights, MO	(4)	1,334	2,692	53	206	802	924	1,540	3,494	977	6,011	(1,072)	10/8/2010	1996	31
Springfield - South	Springfield, MO	(4)	777	3,170	40	101	552	725	878	3,722	765	5,365	(1,013)	10/8/2010	1997	37
St. Louis - Westport - Craig Road	St. Louis, MO	(4)	982	220	33	126	565	775	1,108	785	808	2,701	(437)	10/8/2010	1994	24
St. Louis - St. Peters	St. Peters, MO	(4)	1,165	3,797	44	93	337	601	1,258	4,134	645	6,037	(1,137)	10/8/2010	1997	37
Jackson - East Beasley Road	Jackson, MS	(4)	265	3,884	49	86	668	877	351	4,552	926	5,829	(1,098)	10/8/2010	1999	39
Jackson - North	Jackson, MS	(4)	256	3,381	40	141	663	837	397	4,044	877	5,318	(1,130)	10/8/2010	1997	32
Jackson - Ridgeland	Ridgeland, MS	(4)	345	3,103	33	123	1,147	820	468	4,250	853	5,571	(1,097)	10/8/2010	1996	26
Billings - West End	Billings, MT	(4)	936	3,915	97	102	484	614	1,038	4,399	711	6,148	(1,118)	10/8/2010	2003	43
Great Falls - Missouri River	Great Falls, MT	(4)	834	5,105	70	67	475	702	901	5,580	772	7,253	(1,326)	10/8/2010	2002	42
Asheville - Tunnel Rd.	Asheville, NC	(4)	2,216	2,559	38	88	407	782	2,304	2,966	820	6,090	(1,005)	10/8/2010	1998	38
Raleigh - Cary - Harrison Ave.	Cary, NC	(4)	791	1,353	33	45	336	742	836	1,689	775	3,300	(829)	10/8/2010	1996	26
Raleigh - Cary - Regency Parkway North	Cary, NC	(4)	903	4,357	44	46	441	871	949	4,798	915	6,662	(1,314)	10/8/2010	1998	38
Raleigh - Cary - Regency Parkway South	Cary, NC	(4)	1,018	4,505	53	99	455	869	1,117	4,960	922	6,999	(1,236)	10/8/2010	1998	43
Charlotte - Airport	Charlotte, NC	(4)	1,982	636	67	145	781	930	2,127	1,417	997	4,541	(1,471)	10/8/2010	1998	33
Charlotte - Pineville - Park Rd.	Charlotte, NC	(4)	1,111	3,250	60	98	509	706	1,209	3,759	766	5,734	(1,510)	10/8/2010	1999	39
Charlotte - Pineville - Pineville Matthews Rd.	Charlotte, NC	(4)	1,859	3,965	52	193	514	946	2,052	4,479	998	7,529	(1,352)	10/8/2010	1999	43
Charlotte - Tyvola Rd.	Charlotte, NC	(4)	1,563	727	54	83	440	644	1,646	1,167	698	3,511	(995)	10/8/2010	1998	38
Charlotte - Tyvola Rd. - Executive Park	Charlotte, NC	(4)	1,232	—	19	83	511	689	1,315	511	708	2,534	(850)	10/8/2010	1995	(6)
Charlotte - University Place	Charlotte, NC	(4)	1,208	2,903	44	(19)	492	795	1,189	3,395	839	5,423	(1,389)	10/8/2010	1998	39
Charlotte - University Place - E. McCullough Dr.	Charlotte, NC	(4)	1,045	—	35	84	520	691	1,129	520	726	2,375	(929)	10/8/2010	1996	(6)
Durham - Research Triangle Park - Hwy. 55	Durham, NC	(4)	603	1,556	292	175	718	656	778	2,274	948	4,000	(925)	12/13/2012	1997	19
Durham - Research Triangle Park - Hwy. 54	Durham, NC	(4)	63	984	33	191	522	848	254	1,506	881	2,641	(1,595)	10/8/2010	1996	26
Durham - RTP - Miami Blvd. - North	Durham, NC	(4)	1,215	2,397	54	67	468	780	1,282	2,865	834	4,981	(901)	10/8/2010	1998	40
Durham - RTP - Miami Blvd. - South	Durham, NC	(4)	1,405	2,370	107	100	702	1,242	1,505	3,072	1,349	5,926	(1,314)	10/8/2010	1998	42
Durham - University	Durham, NC	(4)	1,208	3,006	43	134	467	789	1,342	3,473	832	5,647	(1,489)	10/8/2010	1997	33
Durham - University - Ivy Creek Blvd.	Durham, NC	(4)	1,684	3,947	57	89	307	722	1,773	4,254	779	6,806	(1,241)	10/8/2010	1998	33
Fayetteville - Cross Creek Mall	Fayetteville, NC	(4)	3,725	9,586	56	102	382	811	3,827	9,968	867	14,662	(2,528)	10/8/2010	1999	39
Fayetteville - Owen Dr.	Fayetteville, NC	(4)	4,253	7,164	43	75	657	740	4,328	7,821	783	12,932	(2,341)	10/8/2010	1997	32
Greensboro - Airport	Greensboro, NC	(4)	1,017	1,618	56	72	188	510	1,089	1,806	566	3,461	(640)	10/8/2010	1999	42
Greensboro - Wendover Ave.	Greensboro, NC	(4)	1,047	—	33	113	184	593	1,160	184	626	1,970	(464)	10/8/2010	1995	(6)
Greensboro - Wendover Ave. - Big Tree Way	Greensboro, NC	(4)	1,220	1,866	46	137	537	833	1,357	2,403	879	4,639	(1,332)	10/8/2010	1996	31
Jacksonville - Camp Lejeune	Jacksonville, NC	(4)	4,815	10,609	38	106	603	694	4,921	11,212	732	16,865	(2,532)	10/8/2010	1998	38
Raleigh - RDU Airport	Morrisville, NC	(4)	833	3,939	43	41	591	874	874	4,530	917	6,321	(1,412)	10/8/2010	1997	32
Raleigh - Crabtree Valley	Raleigh, NC	(4)	1,276	2,350	493	111	659	772	1,387	3,009	1,265	5,661	(1,405)	12/13/2012	1998	20
Raleigh - North Raleigh - Wake Towne Dr.	Raleigh, NC	(4)	634	1,414	34	88	472	749	722	1,886	783	3,391	(823)	10/8/2010	1996	26
Raleigh - North Raleigh	Raleigh, NC	(4)	1,120	4,043	38	75	369	621	1,195	4,412	659	6,266	(1,418)	10/8/2010	1997	37
Raleigh - North Raleigh - Wake Forest Road	Raleigh, NC	(4)	956	2,771	43	74	1,105	976	1,030	3,876	1,019	5,925	(1,071)	10/8/2010	1997	32
Raleigh - Northeast	Raleigh, NC	(4)	1,219	2,471	40	90	444	1,027	1,309	2,915	1,067	5,291	(932)	10/8/2010	1999	38
Wilmington - New Centre Drive	Wilmington, NC	(4)	713	3,123	39	76	471	779	789	3,594	818	5,201	(922)	10/8/2010	1998	44
Winston-Salem - Hanes Mall Blvd.	Winston-Salem, NC	(4)	776	2,573	40	77	612	788	853	3,185	828	4,866	(848)	10/8/2010	1996	32
Omaha - West	Omaha, NE	(4)	1,117	2,601	39	125	234	1,127	1,242	2,835	1,166	5,243	(1,022)	10/8/2010	1997	27
Nashua - Manchester	Nashua, NH	(4)	2,526	1,771	58	76	422	863	2,602	2,193	921	5,716	(1,142)	10/8/2010	2001	41
Mt. Olive - Budd Lake	Budd Lake, NJ	(4)	835	3,898	103	126	451	703	961	4,349	806	6,116	(1,638)	10/8/2010	2003	43

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2016 (continued)
(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount Carried at Close of Period December 31, 2016							Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Philadelphia - Cherry Hill	Cherry Hill, NJ	(4)	337	2,660	32	46	494	596	383	3,154	628	4,165	(1,057)	10/8/2010	1998	38
Meadowlands - East Rutherford	E.Rutherford, NJ	(4)	957	6,141	61	101	1,167	1,183	1,058	7,308	1,244	9,610	(2,564)	10/8/2010	1999	39
Edison - Raritan Center	Edison, NJ	(4)	1,363	8,976	48	134	631	1,020	1,497	9,607	1,068	12,172	(2,821)	10/8/2010	1997	37
Elizabeth - Newark Airport	Elizabeth, NJ	(4)	202	11,175	119	82	815	1,049	284	11,990	1,168	13,442	(4,813)	10/8/2010	2002	42
Somerset - Franklin	Franklin, NJ	(4)	761	4,096	63	62	486	665	823	4,582	728	6,133	(1,612)	10/8/2010	2001	41
Philadelphia - Mt. Laurel - Pacilli Place	Mt Laurel, NJ	(4)	455	4,318	58	63	396	775	518	4,714	833	6,065	(1,413)	10/8/2010	1999	39
Philadelphia - Mt. Laurel - Crawford Place	Mt Laurel, NJ	(4)	313	2,632	31	51	527	585	364	3,159	616	4,139	(1,080)	10/8/2010	1998	38
Piscataway - Rutgers University	Piscataway, NJ	(4)	907	6,348	62	174	774	928	1,081	7,122	990	9,193	(2,337)	10/8/2010	1998	38
Princeton - West Windsor	Princeton, NJ	(4)	3,758	2,042	45	75	493	695	3,833	2,535	740	7,108	(1,235)	10/8/2010	2000	40
Ramsey - Upper Saddle River	Ramsey, NJ	(4)	704	5,013	64	45	559	748	749	5,572	812	7,133	(1,780)	10/8/2010	2001	41
Red Bank - Middletown	Red Bank, NJ	(4)	2,846	2,652	52	81	621	860	2,927	3,273	912	7,112	(1,477)	10/8/2010	2000	40
Meadowlands - Rutherford	Rutherford, NJ	(4)	1,972	4,661	49	78	672	900	2,050	5,333	949	8,332	(2,018)	10/8/2010	1999	39
Princeton - South Brunswick	S. Brunswick, NJ	(4)	761	3,728	50	128	563	885	889	4,291	935	6,115	(1,818)	10/8/2010	1999	39
Secaucus - Meadowlands	Secaucus, NJ	(4)	1,644	13,946	122	103	750	995	1,747	14,696	1,117	17,560	(3,587)	10/8/2010	2002	42
Secaucus - New York City Area	Secaucus, NJ	(4)	307	20,368	73	111	1,325	1,429	418	21,693	1,502	23,613	(12,205)	10/8/2010	2000	40
Hanover - Parsippany	Whippany, NJ	(4)	3,549	6,181	60	121	885	1,085	3,670	7,066	1,145	11,881	(2,431)	10/8/2010	1998	38
Newark - Woodbridge	Woodbridge, NJ	(4)	1,814	9,316	61	159	1,014	1,227	1,973	10,330	1,288	13,591	(3,220)	10/8/2010	1999	39
Albuquerque - Airport	Albuquerque, NM	(4)	747	2,314	47	67	626	759	814	2,940	806	4,560	(1,012)	10/8/2010	1999	24
Albuquerque - Rio Rancho	Albuquerque, NM	(4)	1,051	4,453	38	57	551	826	1,108	5,004	864	6,976	(1,106)	10/8/2010	1998	38
Albuquerque - Rio Rancho Blvd.	Rio Rancho, NM	(4)	1,561	5,734	51	86	1,087	1,306	1,647	6,821	1,357	9,825	(1,467)	10/8/2010	1998	39
Las Vegas - East Flamingo	Las Vegas, NV	(4)	1,914	3,649	56	115	570	1,217	2,029	4,219	1,273	7,521	(1,415)	10/8/2010	1998	38
Las Vegas - Midtown	Las Vegas, NV	(4)	1,782	3,495	45	78	600	939	1,860	4,095	984	6,939	(1,172)	10/8/2010	1998	38
Las Vegas - Valley View	Las Vegas, NV	(4)	2,230	7,604	64	162	279	1,533	2,392	7,883	1,597	11,872	(2,135)	10/8/2010	1995	32
Reno - South Meadows	Reno, NV	(4)	1,771	4,821	84	66	300	711	1,837	5,121	795	7,753	(1,211)	10/8/2010	2002	42
Albany - SUNY	Albany, NY	(4)	1,246	6,462	47	155	1,280	1,053	1,401	7,742	1,100	10,243	(2,340)	10/8/2010	1996	36
Buffalo - Amherst	Amherst, NY	(4)	665	5,464	43	88	620	877	753	6,084	920	7,757	(1,904)	10/8/2010	1997	37
Long Island - Bethpage	Bethpage, NY	(4)	4,024	7,727	44	131	587	859	4,155	8,314	903	13,372	(2,280)	10/8/2010	1999	39
Syracuse - Dewitt	East Syracuse, NY	(4)	669	4,692	43	220	672	873	889	5,364	916	7,169	(1,902)	10/8/2010	1996	36
White Plains - Elmsford	Elmsford, NY	(4)	1,124	12,986	74	440	1,238	1,354	1,564	14,224	1,428	17,216	(3,732)	10/8/2010	2000	40
Fishkill - Route 9	Fishkill, NY	(4)	1,616	6,316	47	61	774	952	1,677	7,090	999	9,766	(1,573)	10/8/2010	1998	38
Fishkill - Westage Center	Fishkill, NY	(4)	946	5,653	111	82	398	706	1,028	6,051	817	7,896	(1,803)	10/8/2010	2004	44
Long Island - Melville	Melville, NY	(4)	7,498	10,315	73	97	639	1,029	7,595	10,954	1,102	19,651	(2,754)	10/8/2010	2000	40
Rochester - Greece	Rochester, NY	(4)	1,005	4,662	45	62	774	901	1,067	5,436	946	7,449	(1,845)	10/8/2010	1996	36
Rochester - Henrietta	Rochester, NY	(4)	1,061	7,451	45	70	650	932	1,131	8,101	977	10,209	(2,264)	10/8/2010	1996	36
New York City - LaGuardia Airport	Whitestone, NY	(4)	8,634	14,468	84	116	776	1,031	8,750	15,244	1,115	25,109	(3,501)	10/8/2010	2001	41
Cincinnati - Blue Ash - Reed Hartman	Blue Ash, OH	(4)	956	697	46	114	533	975	1,070	1,230	1,021	3,321	(861)	10/8/2010	1997	38
Cincinnati - Blue Ash - Kenwood Road	Blue Ash, OH	(4)	928	2,223	50	39	1,006	906	967	3,229	956	5,152	(881)	10/8/2010	1998	29
Cincinnati - Blue Ash - Reagan Hwy.	Blue Ash, OH	(4)	535	651	28	128	527	631	663	1,178	659	2,500	(537)	10/8/2010	1991	31
Cleveland - Brooklyn	Brooklyn, OH	(4)	1,006	3,280	42	152	536	874	1,158	3,816	916	5,890	(1,261)	10/8/2010	1999	39
Columbus - East	Columbus, OH	(4)	1,036	—	29	171	504	786	1,207	504	815	2,526	(383)	10/8/2010	1989	(6)
Columbus - Easton	Columbus, OH	(4)	1,185	4,416	50	119	713	696	1,304	5,129	746	7,179	(1,520)	10/8/2010	1999	39
Columbus - North	Columbus, OH	(4)	824	1,251	43	127	607	903	951	1,858	946	3,755	(593)	10/8/2010	1997	37
Columbus - Polaris	Columbus, OH	(4)	1,431	5,351	61	148	875	1,153	1,579	6,226	1,214	9,019	(2,009)	10/8/2010	1998	39
Columbus - Worthington	Columbus, OH	(4)	781	1,115	36	78	596	792	859	1,711	828	3,398	(580)	10/8/2010	1998	38
Akron - Copley - West	Copley, OH	(4)	795	240	44	120	602	757	915	842	801	2,558	(488)	10/8/2010	1996	26
Akron - Copley - East	Copley, OH	(4)	875	1,080	35	104	662	773	979	1,742	808	3,529	(536)	10/8/2010	1997	37
Dayton - North	Dayton, OH	(4)	813	3,567	49	112	455	771	925	4,022	820	5,767	(1,147)	10/8/2010	2000	40
Dayton - South	Dayton, OH	(4)	500	1,899	29	110	544	865	610	2,443	894	3,947	(797)	10/8/2010	1989	29
Columbus - Dublin	Dublin, OH	(4)	1,329	1,294	38	85	482	735	1,414	1,776	773	3,963	(906)	10/8/2010	1998	38
Columbus - Sawmill Rd.	Dublin, OH	(4)	577	460	28	105	228	1,329	682	688	1,357	2,727	(449)	10/8/2010	1990	30
Columbus - Tuttle	Dublin, OH	(4)	863	3,396	50	90	513	749	953	3,909	799	5,661	(1,022)	10/8/2010	1998	40
Dayton - Fairborn	Fairborn, OH	(4)	757	2,848	34	100	481	974	857	3,329	1,008	5,194	(1,096)	10/8/2010	1997	27
Cincinnati - Fairfield	Fairfield, OH	(4)	459	1,293	28	158	601	743	617	1,894	771	3,282	(615)	10/8/2010	1989	29
Findlay - Tiffin Avenue	Findlay, OH	(4)	671	2,596	77	96	248	478	767	2,844	555	4,166	(802)	10/8/2010	1999	43
Toledo - Holland	Holland, OH	(4)	1,002	2,986	45	60	671	837	1,062	3,657	882	5,601	(847)	10/8/2010	1997	37
Toledo - Maumee	Maumee, OH	(4)	912	740	34	76	109	485	988	849	519	2,356	(463)	10/8/2010	1997	27

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2016 (continued)
(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount Carried at Close of Period December 31, 2016							Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Cleveland - Middleburg Heights	Middleburg Heights, OH	(4)	980	727	33	110	641	967	1,090	1,368	1,000	3,458	(638)	10/8/2010	1997	27
Cleveland - Airport - North Olmsted	North Olmsted, OH	(4)	1,169	909	45	171	654	1,108	1,340	1,563	1,153	4,056	(738)	10/8/2010	1998	38
Cleveland - Great Northern Mall	North Olmsted, OH	(4)	1,079	563	41	105	569	930	1,184	1,132	971	3,287	(590)	10/8/2010	1997	27
Cleveland - Beachwood - Orange Place - South	Orange, OH	(4)	1,619	—	76	92	657	740	1,711	657	816	3,184	(664)	10/8/2010	2002	(6)
Cleveland - Beachwood - Orange Place - North	Orange, OH	(4)	1,288	2,514	59	130	670	1,184	1,418	3,184	1,243	5,845	(1,157)	10/8/2010	1999	39
Cincinnati - Springdale - I-275	Springdale, OH	(4)	852	1,843	45	78	803	874	930	2,646	919	4,495	(786)	10/8/2010	1996	31
Cleveland - Westlake	Westlake, OH	(4)	1,569	1,329	36	55	541	717	1,624	1,870	753	4,247	(625)	10/8/2010	1997	40
Oklahoma City - Airport	Oklahoma City, OK	(4)	1,197	1,835	37	113	812	778	1,310	2,647	815	4,772	(826)	10/8/2010	1997	37
Oklahoma City - Northwest	Oklahoma City, OK	(4)	1,252	3,553	47	131	709	767	1,383	4,262	814	6,459	(1,017)	10/8/2010	1998	41
Oklahoma City - NW Expressway	Oklahoma City, OK	(4)	1,152	2,983	43	103	499	925	1,255	3,482	968	5,705	(1,256)	10/8/2010	1999	39
Tulsa - Central	Tulsa, OK	(4)	900	4,798	43	96	314	570	996	5,112	613	6,721	(1,436)	10/8/2010	1997	32
Tulsa - Midtown	Tulsa, OK	(4)	807	2,461	35	111	187	603	918	2,648	638	4,204	(975)	10/8/2010	1997	27
Portland - Beaverton	Beaverton, OR	(4)	3,210	4,410	50	88	860	1,066	3,298	5,270	1,116	9,684	(2,054)	10/8/2010	1997	32
Portland - Beaverton - Eider Court	Beaverton, OR	(4)	1,856	5,825	44	85	530	808	1,941	6,355	852	9,148	(1,793)	10/8/2010	1998	38
Portland - Hillsboro	Hillsboro, OR	(4)	4,174	8,101	63	141	1,099	1,157	4,315	9,200	1,220	14,735	(2,520)	10/8/2010	1998	40
Portland - Gresham	Portland, OR	(4)	2,009	2,822	38	98	525	765	2,107	3,347	803	6,257	(1,217)	10/8/2010	1998	38
Portland - Tigard	Tigard, OR	(4)	3,425	4,456	48	105	1,836	1,088	3,530	6,292	1,136	10,958	(1,928)	10/8/2010	1998	33
Philadelphia - Bensalem	Bensalem, PA	(4)	1,408	6,689	38	89	602	729	1,497	7,291	767	9,555	(1,900)	10/8/2010	1998	38
Allentown - Bethlehem	Bethlehem, PA	(4)	1,054	3,922	96	55	474	729	1,109	4,396	825	6,330	(1,402)	10/8/2010	2003	43
Pittsburgh - Carnegie	Carnegie, PA	(4)	697	6,689	41	114	713	746	811	7,402	787	9,000	(2,077)	10/8/2010	1997	37
Philadelphia - Exton	Exton, PA	(4)	2,343	2,198	44	151	660	737	2,494	2,858	781	6,133	(1,298)	10/8/2010	1999	39
Philadelphia - Horsham - Dresher Rd.	Horsham, PA	(4)	1,691	5,111	49	98	849	1,071	1,789	5,960	1,120	8,869	(2,198)	10/8/2010	1998	38
Philadelphia - Horsham - Welsh Rd.	Horsham, PA	(4)	1,815	2,708	68	84	773	815	1,899	3,481	883	6,263	(1,532)	10/8/2010	2001	41
Philadelphia - King of Prussia	King of Prussia, PA	(4)	2,871	7,293	58	168	912	1,044	3,039	8,205	1,102	12,346	(2,612)	10/8/2010	1998	38
Philadelphia - Malvern - Great Valley	Malvern, PA	(4)	1,772	2,699	44	71	660	685	1,843	3,359	729	5,931	(1,355)	10/8/2010	1999	39
Philadelphia - Malvern - Swedesford Rd.	Malvern, PA	(4)	78	4,384	40	87	838	826	165	5,222	866	6,253	(2,349)	10/8/2010	1999	39
Pittsburgh - Monroeville	Monroeville, PA	(4)	1,731	10,487	42	121	506	708	1,852	10,993	750	13,595	(2,670)	10/8/2010	1999	39
Philadelphia - Airport - Bartram Ave.	Philadelphia, PA	(4)	1,654	7,808	52	115	562	944	1,769	8,370	996	11,135	(2,254)	10/8/2010	1998	38
Philadelphia - Airport - Tinicum Blvd.	Philadelphia, PA	(4)	1,610	9,057	57	232	909	1,251	1,842	9,966	1,308	13,116	(2,671)	10/8/2010	1998	38
Pittsburgh - Airport	Pittsburgh, PA	(4)	806	6,583	53	104	572	990	910	7,155	1,043	9,108	(1,768)	10/8/2010	1998	39
Wilkes-Barre - Hwy. 315	Plains Township, PA	(4)	852	3,670	108	158	484	581	1,010	4,154	689	5,853	(1,020)	10/8/2010	2003	43
Philadelphia - Plymouth Meeting	Plymouth Meeting, PA	(4)	1,111	7,505	120	(24)	1,934	1,027	1,087	9,439	1,147	11,673	(2,660)	10/8/2010	2003	43
Pittsburgh - West Mifflin	West Mifflin, PA	(4)	885	7,893	95	160	416	620	1,045	8,309	715	10,069	(2,125)	10/8/2010	2003	43
Providence - East Providence	East Providence, RI	(4)	1,632	6,713	70	70	436	696	1,702	7,149	766	9,617	(1,939)	10/8/2010	2002	42
Providence - Airport	Warwick, RI	(4)	1,104	2,403	116	91	871	953	1,195	3,274	1,069	5,538	(1,069)	10/8/2010	1997	44
Providence - Warwick	Warwick, RI	(4)	1,563	4,097	69	108	461	800	1,671	4,558	869	7,098	(1,211)	10/8/2010	2001	41
Providence - West Warwick	West Warwick, RI	(4)	1,245	5,104	66	73	532	738	1,318	5,636	804	7,758	(1,321)	10/8/2010	2001	41
Columbia - Ft. Jackson	Columbia, SC	(4)	1,397	4,865	44	70	606	849	1,467	5,471	893	7,831	(1,522)	10/8/2010	1997	32
Columbia - West - Interstate 126	Columbia, SC	(4)	896	2,918	43	107	719	898	1,003	3,637	941	5,581	(1,181)	10/8/2010	1996	31
Columbia - West - Stoneridge Dr.	Columbia, SC	(4)	554	1,437	33	108	157	501	662	1,594	534	2,790	(734)	10/8/2010	1995	25
Greenville - Airport	Greenville, SC	(4)	727	3,464	40	40	364	995	767	3,828	1,035	5,630	(1,096)	10/8/2010	1996	36

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2016 (continued)
(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount Carried at Close of Period December 31, 2016							Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Greenville - Haywood Mall	Greenville, SC	(4)	672	1,082	33	85	423	812	757	1,505	845	3,107	(664)	10/8/2010	1995	25
Columbia - Northwest/Harbison	Irmo, SC	(4)	816	3,607	59	118	823	1,084	934	4,430	1,143	6,507	(1,350)	10/8/2010	1999	44
Charleston - Mt. Pleasant	Mt. Pleasant, SC	(4)	1,713	5,571	39	78	640	786	1,791	6,211	825	8,827	(1,875)	10/8/2010	1998	38
Charleston - Northwoods Blvd.	N. Charleston, SC	(4)	563	2,087	35	84	432	720	647	2,519	755	3,921	(1,266)	10/8/2010	1996	26
Charleston - Airport	N. Charleston, SC	(4)	1,580	5,652	49	119	1,609	1,092	1,699	7,261	1,141	10,101	(1,580)	10/8/2010	1999	39
Charleston - North Charleston	N. Charleston, SC	(4)	1,124	4,483	46	89	1,080	904	1,213	5,563	950	7,726	(2,075)	10/8/2010	1996	31
Nashville - Brentwood	Brentwood, TN	(4)	668	1,588	33	263	719	635	931	2,307	668	3,906	(935)	10/8/2010	1990	20
Nashville - Brentwood - South	Brentwood, TN	(4)	1,271	3,746	44	104	695	890	1,375	4,441	934	6,750	(1,452)	10/8/2010	1996	31
Chattanooga - Airport	Chattanooga, TN	(4)	1,045	3,840	44	45	885	863	1,090	4,725	907	6,722	(1,200)	10/8/2010	1996	31
Nashville - Franklin - Cool Springs	Franklin, TN	(4)	1,898	3,263	46	96	858	969	1,994	4,121	1,015	7,130	(1,410)	10/8/2010	1998	33
Knoxville - Cedar Bluff	Knoxville, TN	(4)	768	3,224	36	70	613	681	838	3,837	717	5,392	(1,038)	10/8/2010	1997	32
Knoxville - West Hills	Knoxville, TN	(4)	570	1,826	29	59	464	755	629	2,290	784	3,703	(724)	10/8/2010	1990	30
Memphis - Airport	Memphis, TN	(4)	329	1,900	66	41	887	1,012	370	2,787	1,078	4,235	(926)	10/8/2010	1998	38
Memphis - Apple Tree	Memphis, TN	(4)	1,052	—	29	63	812	787	1,115	812	816	2,743	(494)	10/8/2010	1990	(6)
Memphis - Cordova	Memphis, TN	(4)	736	1,937	34	75	468	719	811	2,405	753	3,969	(923)	10/8/2010	1996	26
Memphis - Mt. Moriah	Memphis, TN	(4)	827	1,670	45	164	828	730	991	2,498	775	4,264	(1,008)	10/8/2010	1999	39
Memphis - Germantown	Memphis, TN	(4)	1,445	4,416	60	101	645	1,151	1,546	5,061	1,211	7,818	(1,569)	10/8/2010	1999	39
Memphis - Germantown West	Memphis, TN	(4)	849	3,071	42	59	576	832	908	3,647	874	5,429	(1,202)	10/8/2010	1999	39
Memphis - Wolfchase Galleria	Memphis, TN	(4)	1,137	5,177	75	90	606	1,131	1,227	5,783	1,206	8,216	(1,482)	10/8/2010	1999	41
Nashville - Airport	Nashville, TN	(4)	1,033	3,649	42	119	710	818	1,152	4,359	860	6,371	(1,301)	10/8/2010	1997	32
Nashville - Airport - Elm Hill Pike	Nashville, TN	(4)	812	1,543	33	281	568	712	1,093	2,111	745	3,949	(874)	10/8/2010	1993	23
Nashville - Airport - Music City	Nashville, TN	(4)	2,779	2,379	56	75	606	1,043	2,854	2,985	1,099	6,938	(1,201)	10/8/2010	1997	32
Nashville - Vanderbilt	Nashville, TN	(4)	1,918	9,993	78	66	666	892	1,984	10,659	970	13,613	(2,577)	10/8/2010	2002	42
Amarillo - West	Amarillo, TX	(4)	489	3,478	45	50	487	761	539	3,965	806	5,310	(1,094)	10/8/2010	2000	40
Arlington	Arlington, TX	(4)	1,155	871	43	80	898	981	1,235	1,769	1,024	4,028	(1,521)	10/8/2010	1995	30
Arlington - Six Flags	Arlington, TX	(4)	814	4,330	57	144	820	1,286	958	5,150	1,343	7,451	(1,971)	10/8/2010	1997	27
Austin - Round Rock - South	Austin, TX	(4)	676	3,755	96	67	582	782	743	4,337	878	5,958	(1,603)	10/8/2010	2003	43
Austin - Arboretum - Capital of Texas Hwy.	Austin, TX	(4)	734	4,455	43	87	643	724	821	5,098	767	6,686	(1,616)	10/8/2010	1999	39
Austin - Arboretum - North	Austin, TX	(4)	1,080	5,322	56	58	704	1,338	1,138	6,026	1,394	8,558	(1,977)	10/8/2010	1998	40
Austin - Arboretum - South	Austin, TX	(4)	1,059	2,857	44	93	917	1,290	1,152	3,774	1,334	6,260	(1,953)	10/8/2010	1995	30
Austin - Downtown - 6th St.	Austin, TX	(4)	1,915	12,925	50	70	655	927	1,985	13,580	977	16,542	(3,040)	10/8/2010	2000	40
Austin - Downtown - Town Lake	Austin, TX	(4)	3,043	11,933	58	92	1,013	1,284	3,135	12,946	1,342	17,423	(3,328)	10/8/2010	1998	38
Austin - Metro	Austin, TX	(4)	677	1,768	53	64	386	856	741	2,154	909	3,804	(715)	10/8/2010	1998	41
Austin - North Central	Austin, TX	(4)	1,711	—	58	131	1,222	1,347	1,842	1,222	1,405	4,469	(860)	10/8/2010	1998	(6)
Austin - Northwest - Lakeline Mall	Austin, TX	(4)	601	2,842	75	79	435	829	680	3,277	904	4,861	(1,479)	10/8/2010	2002	42
Austin - Northwest - Research Park	Austin, TX	(4)	1,028	5,422	59	150	1,264	1,358	1,178	6,686	1,417	9,281	(2,231)	10/8/2010	1998	41
Austin - Round Rock - North	Austin, TX	(4)	604	3,676	50	164	934	1,020	768	4,610	1,070	6,448	(1,498)	10/8/2010	1998	28
Austin - Southwest	Austin, TX	(4)	4,628	3,811	84	64	624	886	4,692	4,435	970	10,097	(1,691)	10/8/2010	2002	42
Dallas - Bedford	Bedford, TX	(4)	540	2,600	53	170	496	825	710	3,096	878	4,684	(882)	10/8/2010	1998	41
Corpus Christi - Staples	Corpus Christi, TX	(4)	1,246	5,337	47	97	514	957	1,343	5,851	1,004	8,198	(1,407)	10/8/2010	1998	38
Dallas - Coit Road	Dallas, TX	(4)	555	1,430	42	128	888	1,014	683	2,318	1,056	4,057	(871)	10/8/2010	1994	29
Dallas - Frankford Road	Dallas, TX	(4)	891	1,301	131	125	1,438	1,249	1,016	2,739	1,380	5,135	(1,373)	10/8/2010	2002	42
Dallas - Greenville Avenue	Dallas, TX	(4)	581	3,125	42	81	241	730	662	3,366	772	4,800	(993)	10/8/2010	1998	38
Dallas - Market Center	Dallas, TX	(4)	748	4,625	71	65	458	884	813	5,083	955	6,851	(1,239)	10/8/2010	1997	39
Dallas - Vantage Point Dr.	Dallas, TX	(4)	581	3,317	50	119	302	1,803	700	3,619	1,853	6,172	(1,207)	10/8/2010	1997	35
El Paso - Airport	El Paso, TX	(4)	951	6,206	55	98	906	869	1,049	7,112	924	9,085	(1,648)	10/8/2010	1997	32
El Paso - West	El Paso, TX	(4)	918	3,271	34	150	713	787	1,068	3,984	821	5,873	(1,151)	10/8/2010	1997	27
Dallas - Farmers Branch	Farmers Branch, TX	(4)	511	1,451	38	69	364	865	580	1,815	903	3,298	(781)	10/8/2010	1998	28
Fort Worth - City View	Fort Worth, TX	(4)	724	2,888	43	86	613	885	810	3,501	928	5,239	(1,210)	10/8/2010	1999	39
Fort Worth - Fossil Creek	Fort Worth, TX	(4)	695	3,944	50	5	520	787	700	4,464	837	6,001	(1,142)	10/8/2010	1998	40
Fort Worth - Medical Center	Fort Worth, TX	(4)	1,811	3,954	39	49	505	790	1,860	4,459	829	7,148	(1,449)	10/8/2010	1996	31
Fort Worth - Southwest	Fort Worth, TX	(4)	1,102	3,734	46	80	590	754	1,182	4,324	800	6,306	(1,033)	10/8/2010	1998	40
Houston - Galleria - Uptown	Houston, TX	(4)	890	9,696	66	75	1,008	1,093	965	10,704	1,159	12,828	(2,823)	10/8/2010	1998	38

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2016 (continued)
(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount Carried at Close of Period December 31, 2016							Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Houston - Galleria - Westheimer	Houston, TX	(4)	729	9,020	45	68	634	812	797	9,654	857	11,308	(2,437)	10/8/2010	1999	39
Houston - Greenspoint	Houston, TX	(4)	381	840	39	147	510	929	528	1,350	968	2,846	(1,287)	10/8/2010	1998	28
Houston - Med. Ctr. - Greenway Plaza	Houston, TX	(4)	603	8,266	46	108	800	874	711	9,066	920	10,697	(2,343)	10/8/2010	1998	38
Houston - Katy Freeway - Energy Corridor	Houston, TX	(4)	2,040	5,507	549	30	938	932	2,070	6,445	1,481	9,996	(1,172)	12/31/2013	1998	40
Houston - Katy Frwy - Beltway 8	Houston, TX	(4)	304	2,701	44	87	628	832	391	3,329	876	4,596	(1,518)	10/8/2010	1999	39
Houston - Med. Ctr. - NRG Park - Braeswood Blvd.	Houston, TX	(4)	998	10,111	122	125	1,026	1,245	1,123	11,137	1,367	13,627	(3,005)	10/8/2010	1997	38
Houston - Med. Ctr. - NRG Park - Fannin St.	Houston, TX	(4)	1,311	7,833	53	198	1,196	1,500	1,509	9,029	1,553	12,091	(3,320)	10/8/2010	1995	30
Houston - Med. Ctr. - NRG Park - Kirby	Houston, TX	(4)	544	5,470	60	111	745	933	655	6,215	993	7,863	(1,382)	10/8/2010	1997	39
Houston - NASA - Johnson Space Center	Houston, TX	(4)	535	4,068	44	135	1,269	998	670	5,337	1,042	7,049	(1,423)	10/8/2010	1998	38
Houston - Northwest	Houston, TX	(4)	499	4,878	50	48	221	1,333	547	5,099	1,383	7,029	(1,159)	10/8/2010	1997	39
Houston - Sugar Land	Houston, TX	(4)	1,882	5,904	549	16	752	813	1,898	6,656	1,362	9,916	(1,374)	12/31/2013	1998	40
Houston - Westchase - Richmond	Houston, TX	(4)	286	3,074	38	84	751	817	370	3,825	855	5,050	(1,023)	10/8/2010	1998	43
Houston - Westchase - Westheimer	Houston, TX	(4)	646	6,571	43	71	762	1,149	717	7,333	1,192	9,242	(2,894)	10/8/2010	1997	27
Houston - Willowbrook	Houston, TX	(4)	836	4,187	48	84	990	1,238	920	5,177	1,286	7,383	(2,258)	10/8/2010	1995	30
Houston - Willowbrook - HWY 249	Houston, TX	(4)	329	3,432	38	85	804	811	414	4,236	849	5,499	(1,230)	10/8/2010	1998	38
Dallas - DFW Airport N.	Irving, TX	(4)	698	1,510	130	107	697	1,138	805	2,207	1,268	4,280	(944)	10/8/2010	2003	43
Dallas - Las Colinas - Carnaby St.	Irving, TX	(4)	1,220	3,061	51	127	184	768	1,347	3,245	819	5,411	(1,100)	10/8/2010	1996	31
Dallas - Las Colinas - Green Park Dr.	Irving, TX	(4)	875	2,338	98	86	679	938	961	3,017	1,036	5,014	(1,291)	10/8/2010	1998	43
Laredo - Del Mar	Laredo, TX	(4)	513	2,959	63	98	214	645	611	3,173	708	4,492	(978)	10/8/2010	2001	41
Dallas - Las Colinas - Meadow Creek Dr.	Las Colinas, TX	(4)	844	3,605	84	139	392	1,132	983	3,997	1,216	6,196	(1,253)	10/8/2010	1998	40
Dallas - Lewisville	Lewisville, TX	(4)	564	1,020	38	89	756	726	653	1,776	764	3,193	(1,142)	10/8/2010	1998	38
Lubbock - Southwest	Lubbock, TX	(4)	571	4,931	76	55	559	694	626	5,490	770	6,886	(1,303)	10/8/2010	2002	42
Dallas - Plano	Plano, TX	(4)	735	4,386	90	94	935	1,356	829	5,321	1,446	7,596	(1,707)	10/8/2010	1999	41
Dallas - Plano Parkway - Medical Center	Plano, TX	(4)	649	1,999	45	150	432	735	799	2,431	780	4,010	(772)	10/8/2010	1997	41
Dallas - Plano Parkway	Plano, TX	(4)	776	3,662	118	64	571	909	840	4,233	1,027	6,100	(1,270)	10/8/2010	1996	43
Dallas - Richardson	Richardson, TX	(4)	1,014	5,535	144	114	929	1,839	1,128	6,464	1,983	9,575	(2,084)	10/8/2010	2002	42
San Antonio - Airport	San Antonio, TX	(4)	1,443	4,710	53	95	494	942	1,538	5,204	995	7,737	(1,543)	10/8/2010	1995	30
San Antonio - Colonnade	San Antonio, TX	(4)	865	5,060	52	79	474	803	944	5,534	855	7,333	(1,347)	10/8/2010	1998	40
Houston - The Woodlands	Spring, TX	(4)	455	5,700	55	72	816	976	527	6,516	1,031	8,074	(2,421)	10/8/2010	1998	26
Houston - Stafford	Stafford, TX	(4)	389	1,774	35	111	579	806	500	2,353	841	3,694	(829)	10/8/2010	1997	34
Waco - Woodway	Waco, TX	(4)	553	4,053	47	51	524	866	604	4,577	913	6,094	(1,112)	10/8/2010	2001	41
Houston - NASA - Bay Area Blvd.	Webster, TX	(4)	516	5,301	45	67	732	858	583	6,033	903	7,519	(1,380)	10/8/2010	1997	40
Salt Lake City - Union Park	Midvale, UT	(4)	1,236	4,122	47	88	761	1,062	1,324	4,883	1,109	7,316	(1,750)	10/8/2010	1997	37
Salt Lake City - Sugar House	Salt Lake City, UT	(4)	2,166	7,029	39	192	674	883	2,358	7,703	922	10,983	(2,264)	10/8/2010	1998	33
Salt Lake City - Sandy	Sandy, UT	(4)	977	3,949	45	159	611	894	1,136	4,560	939	6,635	(1,553)	10/8/2010	1998	38
Salt Lake City - West Valley Center	West Valley, UT	(4)	1,183	3,592	43	135	502	910	1,318	4,094	953	6,365	(1,472)	10/8/2010	1997	37
Washington, D.C. - Alexandria - Landmark	Alexandria, VA	(4)	3,627	10,696	44	115	555	804	3,742	11,251	848	15,841	(2,673)	10/8/2010	1999	39
Washington, DC - Alexandria - Eisenhower Ave.	Alexandria, VA	(4)	5,147	14,424	60	81	751	1,030	5,228	15,175	1,090	21,493	(3,788)	10/8/2010	1999	39
Washington, D.C. - Centreville - Manassas	Centreville, VA	(4)	1,542	4,922	105	72	508	743	1,614	5,430	848	7,892	(1,718)	10/8/2010	2004	44
Washington, D.C. - Chantilly	Chantilly, VA	(4)	2,655	3,015	511	144	980	574	2,799	3,995	1,085	7,879	(1,425)	12/13/2012	1998	22
Washington, D.C. - Chantilly - Airport	Chantilly, VA	(4)	1,402	3,390	40	(4)	599	732	1,398	3,989	772	6,159	(1,599)	10/8/2010	1998	38

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2016 (continued)
(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount Carried at Close of Period December 31, 2016							Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Washington, D.C. - Chantilly - Dulles South	Chantilly, VA	(4)	1,166	5,159	46	94	515	710	1,260	5,674	756	7,690	(1,810)	10/8/2010	2000	40
Chesapeake - Churchland Blvd.	Chesapeake, VA	(4)	647	2,762	57	46	425	823	693	3,187	880	4,760	(879)	10/8/2010	2001	42
Chesapeake - Crossways Blvd.	Chesapeake, VA	(4)	1,171	4,773	47	138	708	1,031	1,309	5,481	1,078	7,868	(1,718)	10/8/2010	1996	32
Chesapeake - Greenbrier Circle	Chesapeake, VA	(4)	807	5,349	109	71	466	759	878	5,815	868	7,561	(1,387)	10/8/2010	2005	44
Washington, D.C. - Fairfax	Fairfax, VA	(4)	1,799	3,734	49	93	748	802	1,892	4,482	851	7,225	(1,688)	10/8/2010	1999	39
Washington, D.C. - Fairfax - Fair Oaks Mall	Fairfax, VA	(4)	936	5,713	61	61	514	741	997	6,227	802	8,026	(1,864)	10/8/2010	2000	40
Washington, D.C. - Fairfax - Fair Oaks	Fairfax, VA	(4)	4,167	4,053	693	233	695	456	4,400	4,748	1,149	10,297	(1,925)	12/13/2012	1998	26
Washington, D.C. - Falls Church - Merrifield	Fairfax, VA	(4)	4,389	6,653	910	251	737	346	4,640	7,390	1,256	13,286	(2,150)	12/13/2012	1998	33
Richmond - Innsbrook	Glen Allen, VA	(4)	1,069	1,991	45	62	508	844	1,131	2,499	889	4,519	(998)	10/8/2010	1997	27
Richmond - West End - I-64	Glen Allen, VA	(4)	1,999	2,496	501	74	628	644	2,073	3,124	1,145	6,342	(1,268)	12/13/2012	1997	19
Hampton - Coliseum	Hampton, VA	(4)	1,049	2,120	97	82	430	910	1,131	2,550	1,007	4,688	(1,129)	10/8/2010	2003	43
Washington, D.C. - Herndon - Dulles	Herndon, VA	(4)	1,159	5,808	150	49	277	728	1,208	6,085	878	8,171	(1,643)	10/8/2010	2005	45
Lynchburg - University Blvd.	Lynchburg, VA	(4)	1,259	4,899	94	117	399	857	1,376	5,298	951	7,625	(1,514)	10/8/2010	2003	43
Newport News - I-64 - Jefferson Avenue	Newport News, VA	(4)	982	2,655	34	64	449	770	1,046	3,104	804	4,954	(1,036)	10/8/2010	1997	27
Newport News - Oyster Point	Newport News, VA	(4)	688	2,950	44	66	326	1,365	754	3,276	1,409	5,439	(1,066)	10/8/2010	1996	32
Washington, D.C. - Reston	Reston, VA	(4)	5,766	7,250	795	186	714	440	5,952	7,964	1,235	15,151	(2,151)	12/13/2012	1998	34
North Chesterfield - Arboretum	Richmond, VA	(4)	1,368	3,745	45	46	403	969	1,414	4,148	1,014	6,576	(1,308)	10/8/2010	1998	38
Richmond - W. Broad Street - Glenside - North	Richmond, VA	(4)	1,008	4,037	55	57	135	644	1,065	4,172	699	5,936	(1,036)	10/8/2010	1999	40
Richmond - W. Broad Street - Glenside - South	Richmond, VA	(4)	660	1,677	39	89	1,283	711	749	2,960	750	4,459	(1,233)	10/8/2010	1997	32
Roanoke - Airport	Roanoke, VA	(4)	844	1,949	35	42	624	680	886	2,573	715	4,174	(741)	10/8/2010	1998	34
Washington, D.C. - Springfield	Springfield, VA	(4)	3,417	15,207	134	84	460	802	3,501	15,667	936	20,104	(3,457)	10/8/2010	2004	44
Washington, D.C. - Sterling	Sterling, VA	(4)	1,375	5,167	39	91	472	752	1,466	5,639	791	7,896	(1,650)	10/8/2010	1998	38
Washington, DC - Sterling - Dulles	Sterling, VA	(4)	4,709	2,618	707	193	819	567	4,902	3,437	1,274	9,613	(1,500)	12/13/2012	1998	23
Washington, D.C. - Tysons Corner	Vienna, VA	(4)	3,716	12,425	49	78	668	858	3,794	13,093	907	17,794	(3,232)	10/8/2010	1999	39
Virginia Beach - Independence Blvd.	Virginia Beach, VA	(4)	1,769	6,115	43	102	685	944	1,871	6,800	987	9,658	(1,972)	10/8/2010	1996	31
Seattle - Bellevue - Downtown	Bellevue, WA	(4)	3,672	9,062	55	76	785	1,108	3,748	9,847	1,163	14,758	(2,559)	10/8/2010	1998	38
Seattle - Bellevue - Factoria	Bellevue, WA	(4)	2,697	8,912	55	79	1,145	1,180	2,776	10,057	1,235	14,068	(2,965)	10/8/2010	1997	32
Seattle - Redmond	Bellevue, WA	(4)	6,206	16,067	71	103	1,034	1,221	6,309	17,101	1,292	24,702	(4,334)	10/8/2010	1998	33
Seattle - Bothell - West	Bothell, WA	(4)	1,236	5,978	64	69	414	652	1,305	6,392	716	8,413	(1,820)	10/8/2010	2001	41
Seattle - Bothell - Canyon Park	Bothell, WA	(4)	2,266	7,932	57	93	791	975	2,359	8,723	1,032	12,114	(2,598)	10/8/2010	1998	39
Seattle - Everett - North	Everett, WA	(4)	1,175	6,615	38	67	473	851	1,242	7,088	889	9,219	(2,020)	10/8/2010	1997	37
Seattle - Everett - Silverlake	Everett, WA	(4)	4,008	9,000	54	65	645	1,013	4,073	9,645	1,067	14,785	(2,280)	10/8/2010	1999	40
Seattle - Federal Way	Federal Way, WA	(4)	761	4,918	38	88	544	741	849	5,462	779	7,090	(1,763)	10/8/2010	1999	39
Tacoma - Fife	Fife, WA	(4)	814	4,397	38	68	707	820	882	5,104	858	6,844	(1,713)	10/8/2010	1997	37
Seattle - Kent	Kent, WA	(4)	923	3,724	43	71	653	1,042	994	4,377	1,085	6,456	(1,535)	10/8/2010	1998	38
Seattle - Lynnwood	Lynnwood, WA	(4)	1,829	5,408	41	62	593	867	1,891	6,001	908	8,800	(1,789)	10/8/2010	1998	38
Seattle - Mukilteo	Mukilteo, WA	(4)	1,894	8,893	84	73	319	786	1,967	9,212	870	12,049	(2,213)	10/8/2010	2002	42
Seattle - Renton	Renton, WA	(4)	1,714	5,924	62	83	715	1,296	1,797	6,639	1,358	9,794	(2,068)	10/8/2010	1998	39
Seattle - Northgate	Seattle, WA	(4)	1,214	8,655	86	71	633	1,090	1,285	9,288	1,176	11,749	(2,485)	10/8/2010	2002	42
Tacoma - South	Tacoma, WA	(4)	1,162	6,871	40	129	623	855	1,291	7,494	895	9,680	(1,986)	10/8/2010	1998	40
Seattle - Southcenter	Tukwila, WA	(4)	1,005	4,129	35	46	1,600	1,021	1,051	5,729	1,056	7,836	(1,797)	10/8/2010	1998	33
Seattle - Tukwila	Tukwila, WA	(4)	1,056	4,724	38	54	533	710	1,110	5,257	748	7,115	(1,770)	10/8/2010	1997	32
Olympia - Tumwater	Tumwater, WA	(4)	1,428	5,495	70	94	461	833	1,522	5,956	903	8,381	(1,800)	10/8/2010	2001	41
Portland - Vancouver	Vancouver, WA	(4)	1,122	5,671	42	85	700	932	1,207	6,371	974	8,552	(1,936)	10/8/2010	1997	37
Appleton - Fox Cities	Appleton, WI	(4)	1,129	3,042	39	171	502	764	1,300	3,544	803	5,647	(994)	10/8/2010	1997	37
Milwaukee - Brookfield	Brookfield, WI	(4)	2,579	5,647	49	55	937	1,051	2,634	6,584	1,100	10,318	(1,682)	10/8/2010	1998	38

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2016 (continued)
(dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount Carried at Close of Period December 31, 2016							Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Land and Improvements	Building and Improvements	FF&E	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Madison - Junction Court	Madison, WI	(4)	1,197	2,790	39	59	584	725	1,256	3,374	764	5,394	(940)	10/8/2010	1998	38
Madison - Old Sauk Rd.	Madison, WI	(4)	1,332	2,506	46	195	547	718	1,527	3,053	764	5,344	(903)	10/8/2010	1998	39
Milwaukee - Waukesha	Waukesha, WI	(4)	1,311	3,215	44	105	731	851	1,416	3,946	895	6,257	(989)	10/8/2010	1997	37
Milwaukee - Wauwatosa	Wauwatosa, WI	(4)	1,732	5,151	44	119	579	1,028	1,851	5,730	1,072	8,653	(1,547)	10/8/2010	1997	41
Undeveloped land parcel	Bloomington, MN		1,821	—	—	(146)	—	—	1,675	—	—	1,675	—	10/8/2010
ESH Hospitality, Inc. and Subsidiaries, Investment In Real Estate			$1,241,238	$2,567,787	$45,985	$64,940	$392,371	$561,697	$1,306,178	$2,960,158	$607,682	$4,874,018	$(959,449)
Canada Operating Lessee	Canada	—	—	—	544	131	14	4,629	131	14	5,173	5,318	(3,362)	10/8/2010
U.S. Operating Lessees (5)	Various	—	—	—	—	(882)	(19,557)	—	(882)	(19,557)	—	(20,439)	411
ESA Management	Charlotte, NC	—	—	—	—	—	—	20,076	—	—	20,076	20,076	(11,269)	9/1/2011
Extended Stay America, Inc. and Subsidiaries, Investment in Real Estate		—	$1,241,238	$2,567,787	$46,529	$64,189	$372,828	$586,402	$1,305,427	$2,940,615	$632,931	$4,878,973	$(973,669)

(1)	Costs capitalized subsequent to acquisition are presented net of disposals, impairment charges and foreign currency translation of real estate denominated in respective subsidiary functional currency.

(2)	The aggregate cost for federal income tax purposes as of December 31, 2016 for Extended Stay America, Inc. and ESH Hospitality, Inc. was $4,921,058 and $4,899,481, respectively.

(3)
Depreciable lives are based on the largest asset — hotel building(s); however, a portion of the real estate at each hotel property consists of items with a useful life less than that of the building(s).

(4)	Each of these properties serve as collateral for the 2016 ESH REIT Credit Facilities.

(5)
These amounts represent cumulative impairment charges recognized by Extended Stay America, Inc. subsidiaries subsequent to November 11, 2013. For real estate owned as of December 31, 2016, the total cumulative impairment charges recognized by ESH REIT and the Operating Lessees were $0 and $20,439, respectively.

(6)	The majority of the depreciable real estate at this property consists of furniture, fixtures and equipment, which have estimated useful lives that range between 3 and 10 years.

Extended Stay America, Inc. and Subsidiaries and
ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation
(in thousands)
A summary of activity of investment in real estate and accumulated depreciation is as follows:
The Company’s changes in investment in real estate for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Balance, beginning of the period	$4,703,270	$4,709,962	$4,566,688
Additions during period:
Capital Expenditures	225,323	212,767	167,910
Acquisitions	—	—	—
Deductions during period:
Dispositions and other	39,792	210,448	22,336
Impairment	9,828	9,011	2,300
Balance, end of period	$4,878,973	$4,703,270	$4,709,962
The Company’s changes in accumulated depreciation for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Balance, beginning of the period	$781,929	$622,514	$439,371
Additions during period:
Depreciation	219,969	202,531	185,833
Deductions during period:
Dispositions and other	28,229	43,116	2,690
Balance, end of period	$973,669	$781,929	$622,514
ESH REIT’s changes in investment in real estate for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Balance, beginning of the period	$4,685,940	$4,686,608	$4,546,418
Additions during period:
Capital Expenditures	219,681	207,642	162,131
Acquisitions	—	—	—
Deductions during period:
Dispositions and other	31,603	208,310	21,941
Impairment	—	—	—
Balance, end of period	$4,874,018	$4,685,940	$4,686,608

ESH REIT’s changes in accumulated depreciation for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Balance, beginning of the period	$765,034	$606,960	$426,479
Additions during period:
Depreciation	216,394	199,044	183,033
Deductions during period:
Dispositions and other	21,979	40,970	2,552
Balance, end of period	$959,449	$765,034	$606,960
(concluded)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Controls and Procedures (Extended Stay America, Inc.)
Disclosure Controls and Procedures
As of December 31, 2016, Extended Stay America, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of Extended Stay America, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of Extended Stay America, Inc. concluded that the disclosure controls and procedures of Extended Stay America, Inc. were effective to ensure that information required to be disclosed in the reports that Extended Stay America, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of Extended Stay America, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in Extended Stay America, Inc.’s internal control over financial reporting that occurred during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, Extended Stay America, Inc.’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The management of Extended Stay America, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The management of Extended Stay America, Inc., under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of its internal control over financial reporting for Extended Stay America, Inc. as of December 31, 2016. The assessment was performed using the criteria for effective internal control reflected in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on the assessment of the system of internal control for Extended Stay America, Inc., management of Extended Stay America, Inc. determined that as of December 31, 2016, internal control over financial reporting of Extended Stay America, Inc. was effective.
Deloitte & Touche LLP, the independent registered public accounting firm that has audited the consolidated financial statements of Extended Stay America, Inc. included in this combined annual Report on Form 10-K, has issued an attestation report on Extended Stay America, Inc.’s internal control over financial reporting as of December 31, 2016. The report appears in this Item 9A of this combined annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Extended Stay America, Inc.
Charlotte, North Carolina
We have audited the internal control over financial reporting of Extended Stay America, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2016 of the Company and our report dated February 28, 2017 expressed an unqualified opinion on those financial statements and financial statement schedules.
/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 28, 2017

Controls and Procedures (ESH Hospitality, Inc.)
Disclosure Controls and Procedures
As of December 31, 2016, ESH Hospitality, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of ESH Hospitality, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of ESH Hospitality, Inc. concluded that the disclosure controls and procedures of ESH Hospitality, Inc. were effective to ensure that information required to be disclosed in the reports that ESH Hospitality, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of ESH Hospitality, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in ESH Hospitality, Inc.’s internal control over financial reporting that occurred during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, ESH Hospitality, Inc.’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The management of ESH Hospitality, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The management of ESH Hospitality, Inc., under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of its internal control over financial reporting for ESH Hospitality, Inc. as of December 31, 2016. The assessment was performed using the criteria for effective internal control reflected in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on the assessment of the system of internal control for ESH Hospitality, Inc., management of ESH Hospitality, Inc. determined that as of December 31, 2016, internal control over financial reporting of ESH Hospitality, Inc. was effective.
Deloitte & Touche LLP, the independent registered public accounting firm that has audited the consolidated financial statements of ESH Hospitality, Inc. included in this combined annual Report on Form 10-K, has issued an attestation report on ESH Hospitality, Inc.’s internal control over financial reporting as of December 31, 2016. The report appears in this Item 9A of this combined annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
ESH Hospitality, Inc.
Charlotte, North Carolina
We have audited the internal control over financial reporting of ESH Hospitality, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule (Schedule III) as of and for the year ended December 31, 2016 of the Company and our report dated February 28, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule (Schedule III).
/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 28, 2017

Item 9B.    Other Information
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”), which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed, and/or provided to Blackstone, by Travelport Worldwide Limited and NCR Corporation, which may be considered the Company’s affiliates.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance
The information regarding our directors and nominees for director required by Item 401 of Regulation S-K will be included under the headings “Proposal 1—Election of Directors” in our Proxy Statements prepared for the solicitation of proxies in connection with our annual Meetings of Shareholders to be held May 17, 2017 (“Proxy Statements”), which information is incorporated by reference herein.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2016 with respect to the Paired Shares that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	1,975,706	(1)	—	4,289,253	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	1,975,706	(1)	—	4,289,253	(2)
________________________

(1)
Includes 1,954,710 Paired Shares underlying restricted stock unit awards made under the amended and restated Extended Stay America, Inc. Long-Term Incentive Plan, assuming, as applicable, 100% vesting based on achievement of performance conditions, and 20,996 Paired Shares underlying time-vesting restricted stock unit awards made under the amended and restated ESH Hospitality, Inc. Long-Term Incentive Plan.

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
See “Schedule I—Extended Stay America, Inc. (Parent) Condensed Financial Information” included in Item 8 of this combined annual report on Form 10-K.
See “Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2016” included in Item 8 of this combined annual report on Form 10-K.
All other schedules have been omitted because they are not required under the relevant instructions or because the required information is included in the consolidated financial statements or the related footnotes contained in this combined annual report.

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

4.6
Indenture, dated May 15, 2015, among ESH Hospitality, Inc., the guarantors party thereto, and Deutsche Bank Trust Company Americas (filed as Exhibit 4.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed May 18, 2015, and incorporated herein by reference).

4.6.1
First Supplemental Indenture, dated March 18, 2016, among ESH Hospitality, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas (filed as Exhibit 4.2 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed March 18, 2016, and incorporated herein by reference).

4.6.2*	Second Supplemental Indenture, dated September 29, 2016, among ESH Hospitality, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas.

4.7	Form of 5.25% Senior Notes due 2025 (included as part of Exhibit 4.6 above).

10.1
Amended and Restated Management Agreement, between ESA P Portfolio Operating Lessee LLC, Lessee, and ESA Management, LLC, Manager, dated as of August 30, 2016 (filed as Exhibit 10.4 to the Registrants’ Quarterly Report on Form 10-Q (File No. 001-36190) filed October 25, 2016, and incorporated herein by reference).

10.2
Management Agreement, between ESA 2007 Operating Lessee LLC and ESA Management, LLC, dated November 11, 2013 (filed as Exhibit 10.4 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

10.3
Amended and Restated Management Agreement, by and among ESA Canada Operating Lessee ULC, Lessee, ESA Management, LLC, Manager, and HVM Canada Hotel Management ULC, Canada Employer, dated as of August 30, 2016 (filed as Exhibit 10.5 to the Registrants’ Quarterly Report on Form 10-Q (File No. 001-36190) filed October 25, 2016, and incorporated herein by reference).

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

10.5.4
Fourth Amendment to Trademark License Agreement, dated as of December 8, 2015, by and between ESH Strategies Branding LLC and ESA P Portfolio Operating Lessee Inc. (filed as Exhibit 10.5.4 to the Registrants’ Annual Report on Form 10-K (File No. 001-36190) filed February 23, 2016, and incorporated herein by reference).

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

Exhibit Number	Description

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

10.17.3†
Waiver and Acknowledgment executed by M. Thomas Buoy on October 17, 2013 (filed as Exhibit 10.19.3 to the Registrants’ Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-190052), and incorporated herein by reference).

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

10.20
Amended and Restated Lease Agreement, dated as of August 30, 2016, by and between ESA P Portfolio L.L.C., ESA P Portfolio MD Trust, and ESH/TN Properties L.L.C., individually and collectively as Landlord, and ESA P Portfolio Operating Lessee LLC, as Tenant (filed as Exhibit 10.6 to the Registrants’ Quarterly Report on Form 10-Q (File No. 001-36190) filed October 25, 2016, and incorporated herein by reference).

10.20.1*
First Amendment to Amended and Restated Lease Agreement, dated as of January 6, 2017, by and between ESA P Portfolio L.L.C., ESA P Portfolio MD Trust, and ESH/TN Properties L.L.C., individually and collectively as Landlord, and ESA P Portfolio Operating Lessee LLC, as Tenant.

10.21
Amended and Restated Lease Agreement, dated as of August 30, 2016, by and between ESA Canada Administrator L.L.C., as Landlord, ESA Canada Properties Trust, as Beneficial Owner, and ESA Canada Operating Lessee ULC, as Tenant (filed as Exhibit 10.7 to the Registrants’ Quarterly Report on Form 10-Q (File No. 001-36190) filed October 25, 2016, and incorporated herein by reference).

10.21.1*
First Amendment to Amended and Restated Lease Agreement, dated as of January 6, 2017, by and between ESA Administrator LLC, as Landlord, ESA Canada Properties Trust, as Beneficial Owner, and ESA Canada Operating Lessee ULC, as Tenant.

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

10.26
Credit Agreement, among Extended Stay America, Inc., as Borrower, The Several Lenders from Time to Time Parties Thereto, Deutsche Bank AG New York Branch, Goldman Sachs Lending Partners LLC, Citibank, N.A., Bank of America, N.A., Barclays Bank PLC, Morgan Stanley Senior Funding, Inc. and Macquarie Capital (USA) Inc., as Syndication Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated November 18, 2013 (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

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

10.27
Credit Agreement, among ESH Hospitality, Inc., as Borrower, The Several Lenders from Time to Time Parties Thereto, Deutsche Bank AG New York Branch, Goldman Sachs Lending Partners LLC, Citibank, N.A., Bank of America, N.A., Barclays Bank PLC, Morgan Stanley Senior Funding, Inc. and Macquarie Capital (USA) Inc., as Syndication Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated November 18, 2013 (filed as Exhibit 10.2 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

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

Exhibit Number	Description

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

10.32†
Form of Participation Agreement under the Extended Stay America, Inc. Executive Severance Plan (Employees of ESA Management, LLC) (filed as Exhibit 10.2 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed June 23, 2014, and incorporated herein by reference).

10.33
Credit Agreement, among ESH Hospitality, Inc., as Borrower, the Several Lenders from Time to Time Parties Thereto, Goldman Sachs Bank USA, Citigroup Global Markets Inc., Deutsche Bank Securities, Inc. and J.P. Morgan Securities LLC, as Syndication Agents, and Goldman Sachs Bank USA, as Administrative Agent, dated as of June 23, 2014 (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed June 27, 2014, and incorporated herein by reference).

10.34†
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

10.39†
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

10.41†
Letter Agreement by and between Extended Stay America, Inc. and Gerardo Lopez dated July 17, 2015 (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed July 21, 2015, and incorporated herein by reference).

10.42†
Restricted Stock Unit Agreement by and between Extended Stay America, Inc. and Gerardo I. Lopez dated September 3, 2015 (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed September 4, 2015, and incorporated herein by reference).

10.43
Guaranty Agreement, executed as of November 13, 2013, by ESH Hospitality, Inc. (filed as Exhibit 10.45 to the Registrants’ Annual Report on Form 10-K (File No. 001-36190) filed February 23, 2016, and incorporated herein by reference).

10.44
Right of Contribution Agreement, dated as of November 11, 2013, among ESH Hospitality, Inc. and Extended Stay America, Inc. (filed as Exhibit 10.46 to the Registrants’ Annual Report on Form 10-K (File No. 001-36190) filed February 23, 2016, and incorporated herein by reference).

Exhibit Number	Description

10.45
Pari Passu Intercreditor Agreement, dated as of June 23, 2014, among ESH Hospitality, Inc., each of the other Grantors (as defined), JPMorgan Chase Bank, N.A., as administrative agent under the Revolving Credit Agreement (as defined), Goldman Sachs Bank USA, as administrative agent under the Term Loan Agreement (as defined), and each Additional Agent from time to time party thereto (filed as Exhibit 10.47 to the Registrants’ Annual Report on Form 10-K (File No. 001-36190) filed February 23, 2016, and incorporated herein by reference).

10.46
ESA Management, LLC Deferred Compensation Plan, effective June 9, 2016 (filed as Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q (File No. 001-36190) filed July 28, 2016, and incorporated herein by reference).

10.47
Credit Agreement, dated as of August 30, 2016, by and among Extended Stay America, Inc., as Borrower, the lenders from time to time party thereto and Deutsche Bank AG New York Branch, as Administrative Agent (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 01-36190) filed August 31, 2016, and incorporated by reference herein).

10.48
Credit Agreement, dated as of August 30, 2016, by and among ESH Hospitality, Inc., as Borrower, the guarantors party thereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent, Collateral Agent and L/C Issuer, and the other lenders party thereto from time to time (filed as Exhibit 10.2 to the Registrants’ Current Report on Form 8-K (File No. 01-36190) filed August 31, 2016, and incorporated by reference herein).

10.49
Credit Agreement, dated as of August 30, 2016, by and among ESH Hospitality, Inc., as Borrower, the guarantors party thereto from time to time and Extended Stay America, Inc., as Lender (filed as Exhibit 10.3 to the Registrants’ Current Report on Form 8-K (File No. 01-36190) filed August 31, 2016, and incorporated by reference herein).

10.50
Share Repurchase Agreement, dated September 26, 2016, by and among Extended Stay America, Inc., ESH Hospitality, Inc. and each of the entities identified on Schedule 1 thereto (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 01-36190) filed September 30, 2016, and incorporated by reference herein).

10.51
Share Repurchase Agreement, dated November 13, 2016, by and among Extended Stay America, Inc., ESH Hospitality, Inc. and each of the entities identified on Schedule 1 thereto (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 01-36190) filed November 15, 2016, and incorporated by reference herein).

10.52
Share Repurchase Agreement, dated December 7, 2016, by and among Extended Stay America, Inc., ESH Hospitality, Inc. and each of the entities identified on Schedule 1 thereto (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 01-36190) filed December 13, 2016, and incorporated by reference herein).

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
Date: February 28, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GERARDO I. LOPEZ	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2017
Gerardo I. Lopez

/s/ JONATHAN S. HALKYARD	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2017
Jonathan S. Halkyard

/s/ DOUGLAS G. GEOGA	Director	February 28, 2017
Douglas G. Geoga

/s/ KAPILA K. ANAND	Director	February 28, 2017
Kapila K. Anand

/s/ RICHARD F. WALLMAN	Director	February 28, 2017
Richard F. Wallman

/s/ WILLIAM J. STEIN	Director	February 28, 2017
William J. Stein

/s/ MICHAEL A. BARR	Director	February 28, 2017
Michael A. Barr

/s/ WILLIAM D. RAHM	Director	February 28, 2017
William D. Rahm

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESH HOSPITALITY, INC.

By:	/S/ GERARDO I. LOPEZ
Gerardo I. Lopez
Chief Executive Officer
Date: February 28, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GERARDO I. LOPEZ	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2017
Gerardo I. Lopez

/s/ JONATHAN S. HALKYARD	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2017
Jonathan S. Halkyard

/S/ DOUGLAS G. GEOGA	Director	February 28, 2017
Douglas G. Geoga

/s/ RICHARD F. WALLMAN	Director	February 28, 2017
Richard F. Wallman

/s/ ADAM BURINESCU	Director	February 28, 2017
Adam Burinescu

/s/ ROBERT G. HARPER	Director	February 28, 2017
Robert G. Harper

/s/ LISA PALMER	Director	February 28, 2017
Lisa Palmer

/s/ TY E. WALLACH	Director	February 28, 2017
Ty E. Wallach