Form 10-Q
period 2017-03-31
Extended Stay America, Inc.; ESH Hospitality, Inc.
filed 2017-04-27
CIK 1581164, 1507563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Extended Stay America, Inc.	Large accelerated filer	☒	Accelerated filer	☐
	Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
	Emerging growth company	☐		☐
ESH Hospitality, Inc.	Large accelerated filer	☒	Accelerated filer	☐
	Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
	Emerging growth company	☐		☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Extended Stay America, Inc.	Yes ☐ No ☒
ESH Hospitality, Inc.	Yes ☐ No ☒
194,080,121 shares of common stock, par value $0.01 per share, of Extended Stay America, Inc., which are attached to and traded together with 194,080,121 shares of Class B common stock, par value $0.01 per share, of ESH Hospitality, Inc., and 250,493,583 shares of Class A common stock, par value $0.01 per share, of ESH Hospitality, Inc., were all outstanding as of April 25, 2017.

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
This combined quarterly report on Form 10-Q presents the following sections or portions of sections separately for each of the Company, on a consolidated basis, and ESH REIT, where applicable:

•	Part I Item 1 – Unaudited Financial Statements

•	Part I Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I Item 3 – Quantitative and Qualitative Disclosures About Market Risk

•	Part I Item 4 – Controls and Procedures
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
We believe combining the quarterly reports on Form 10-Q of the Corporation and ESH REIT into this single report results in the following benefits:

•
Enhances investors’ understanding of the Corporation and ESH REIT by enabling investors, whose ownership of Paired Shares, as defined herein, gives them an ownership interest in our hotel properties through ESH REIT and in the operation of the hotels and other aspects of our business through the Corporation, to view the business as a whole;

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
Statements herein regarding our ongoing hotel renovation program, our ability to meet our debt service obligations, our future capital expenditures, our distribution policies, growth opportunities, anticipated benefits or use of proceeds from any dispositions, our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position and our business outlook, business trends and other information referred to under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this combined quarterly report on Form 10-Q include forward-looking statements. When used in this combined quarterly report on Form 10-Q, the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “will,” “look forward to” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.
As disclosed in our combined annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2017 and in other filings with the SEC, there are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this combined quarterly report on Form 10-Q. You should evaluate all forward-looking statements made in this combined quarterly report on Form 10-Q in the context of these risks and uncertainties.
We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that may be important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. In particular, no assurance can be given that any of our planned or expected strategic initiatives discussed herein or in other filings with the SEC will be initiated or completed on our expected timing or at all. Estimates and forward-looking statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2017 AND DECEMBER 31, 2016
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $1,001,870 and $973,669	$3,837,189	$3,905,304
RESTRICTED CASH	21,292	21,614
CASH AND CASH EQUIVALENTS	64,809	84,158
INTANGIBLE ASSETS - Net of accumulated amortization of $8,685 and $8,350	28,048	28,383
GOODWILL	49,011	53,531
ACCOUNTS RECEIVABLE - Net of allowance for doubtful accounts of $2,036 and $2,634	20,376	20,837
DEFERRED TAX ASSETS	11,808	16,376
OTHER ASSETS	52,685	50,101
ASSETS HELD FOR SALE (Note 4)	41,512	—
TOTAL ASSETS	$4,126,730	$4,180,304
LIABILITIES AND EQUITY
LIABILITIES:
Term loan facilities payable - Net of unamortized deferred financing costs and debt discount of $21,169 and $21,994	$1,272,339	$1,274,756
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $33,447 and $34,482	1,266,553	1,265,518
Revolving credit facilities	35,000	45,000
Mandatorily redeemable preferred stock - $0.01 par value, $1,000 redemption value, 8.0%, 350,000,000 shares authorized, 21,202 shares issued and outstanding	21,202	21,202
Accounts payable and accrued liabilities	196,087	193,303
Deferred tax liabilities	3,286	3,286
Liabilities related to assets held for sale (Note 4)	231	—
Total liabilities	2,794,698	2,803,065
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY:
Common stock - $0.01 par value, 3,500,000,000 shares authorized, 194,282,370 and 195,406,944 shares issued and outstanding	1,943	1,957
Additional paid in capital	772,467	774,811
Retained earnings	24,274	23,679
Accumulated other comprehensive loss	(5,643)	(5,615)
Total Extended Stay America, Inc. shareholders’ equity	793,041	794,832
Noncontrolling interests	538,991	582,407
Total equity	1,332,032	1,377,239
TOTAL LIABILITIES AND EQUITY	$4,126,730	$4,180,304
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
REVENUES:
Room revenues	$285,808	$283,137
Other hotel revenues	5,183	4,421
Total revenues	290,991	287,558
OPERATING EXPENSES:
Hotel operating expenses	141,660	145,560
General and administrative expenses	26,307	24,952
Depreciation and amortization	57,671	53,308
Impairment of long-lived assets	12,423	—
Total operating expenses	238,061	223,820
OTHER INCOME	1	18
INCOME FROM OPERATIONS	52,931	63,756
OTHER NON-OPERATING INCOME	(1,221)	(878)
INTEREST EXPENSE, NET	33,606	46,985
INCOME BEFORE INCOME TAX EXPENSE	20,546	17,649
INCOME TAX EXPENSE	4,483	2,896
NET INCOME	16,063	14,753
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	7,038	2,293
NET INCOME ATTRIBUTABLE TO EXTENDED STAY AMERICA, INC. COMMON SHAREHOLDERS	$23,101	$17,046
NET INCOME PER EXTENDED STAY AMERICA, INC. COMMON SHARE:
Basic	$0.12	$0.08
Diluted	$0.12	$0.08
WEIGHTED-AVERAGE EXTENDED STAY AMERICA, INC. COMMON SHARES OUTSTANDING:
Basic	195,097	204,310
Diluted	195,386	204,370
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
NET INCOME	$16,063	$14,753
FOREIGN CURRENCY TRANSLATION GAIN, NET OF TAX OF $(125) AND $0	405	3,358
INTEREST RATE CASH FLOW HEDGE LOSS, NET OF TAX OF $(128)	(456)	—
COMPREHENSIVE INCOME	16,012	18,111
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	7,061	957
COMPREHENSIVE INCOME ATTRIBUTABLE TO EXTENDED STAY AMERICA, INC. COMMON SHAREHOLDERS	$23,073	$19,068
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(In thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Extended Stay America, Inc. Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount
January 1, 2016	204,594	$2,049	$784,194	$102,184	$(8,754)	$879,673	$608,684	$1,488,357
Net income (loss)	—	—	—	17,046	—	17,046	(2,293)	14,753
Foreign currency translation gain, net of tax	—	—	—	—	2,022	2,022	1,336	3,358
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(1,917)	(19)	—	(17,329)	—	(17,348)	(11,425)	(28,773)
Corporation common distributions - $0.02 per common share	—	—	—	(4,124)	—	(4,124)	—	(4,124)
ESH REIT common distributions - $0.15 per Class B common share	—	—	—	—	—	—	(30,928)	(30,928)
ESH REIT preferred distributions	—	—	—	—	—	—	(4)	(4)
Equity-based compensation	200	2	(2,342)	—	—	(2,340)	2,955	615
BALANCE - March 31, 2016	202,877	$2,032	$781,852	$97,777	$(6,732)	$874,929	$568,325	$1,443,254

	Common Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Extended Stay America, Inc. Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE - January 1, 2017	195,407	$1,957	$774,811	$23,679	$(5,615)	$794,832	$582,407	$1,377,239
Net income (loss)	—	—	—	23,101	—	23,101	(7,038)	16,063
Foreign currency translation gain, net of tax	—	—	—	—	173	173	232	405
Interest rate cash flow hedge loss, net of tax	—	—	—	—	(201)	(201)	(255)	(456)
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(1,408)	(17)	—	(14,561)	—	(14,578)	(8,546)	(23,124)
Corporation common distributions - $0.04 per common share	—	—	—	(7,945)	—	(7,945)	—	(7,945)
ESH REIT common distributions - $0.15 per Class B common share	—	—	—	—	—	—	(29,588)	(29,588)
ESH REIT preferred distributions	—	—	—	—	—	—	(4)	(4)
Adjustment to noncontrolling interest for change in ownership of ESH REIT	—	—	(746)	—	—	(746)	746	—
Equity-based compensation	283	3	(1,598)	—	—	(1,595)	1,037	(558)
BALANCE - March 31, 2017	194,282	$1,943	$772,467	$24,274	$(5,643)	$793,041	$538,991	$1,332,032
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Net income	$16,063	$14,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	57,336	52,973
Amortization of intangible assets	335	335
Foreign currency transaction loss (gain)	21	(878)
Mark-to-market gain on interest rate swap	(889)	—
Amortization and write-off of deferred financing costs and debt discount	2,025	11,121
Amortization of above-market ground leases	(34)	(34)
Loss on disposal of property and equipment	3,470	2,896
Impairment of long-lived assets	12,423	—
Equity-based compensation	2,683	2,680
Deferred income tax expense (benefit)	4,572	(18,399)
Changes in assets and liabilities:
Accounts receivable, net	328	(1,340)
Other assets	(1,832)	(2,969)
Accounts payable and accrued liabilities	12,463	21,636
Net cash provided by operating activities	108,964	82,774
INVESTING ACTIVITIES:
Purchases of property and equipment	(48,447)	(56,907)
Decrease (increase) in restricted cash and insurance collateral	322	(101,751)
Proceeds from insurance recoveries	140	2,376
Net cash used in investing activities	(47,985)	(156,282)
FINANCING ACTIVITIES:
Principal payments on mortgage loan	—	(433,537)
Principal payments on term loan facilities	(6,492)	(366,463)
Proceeds from senior notes, net of debt discount	—	788,000
Interest proceeds from senior notes	—	15,983
Proceeds from revolving credit facilities	65,000	—
Payments on revolving credit facilities	(75,000)	—
Payments of deferred financing costs	—	(14,243)
Tax withholdings related to restricted stock unit settlements	(3,245)	(2,071)
Issuance of common stock	—	6
Repurchase of common stock	(23,124)	(28,773)
Corporation common distributions	(7,957)	(16,398)
ESH REIT common distributions	(29,579)	(69,810)
ESH REIT preferred distributions	—	(8)
Net cash used in financing activities	(80,397)	(127,314)
CHANGES IN CASH AND CASH EQUIVALENTS DUE TO CHANGES IN FOREIGN CURRENCY EXCHANGE RATES	69	13
NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,349)	(200,809)
CASH AND CASH EQUIVALENTS - Beginning of period	84,158	373,239
CASH AND CASH EQUIVALENTS - End of period	$64,809	$172,430
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties	$18,073	$18,173
Cash payments for income taxes, net of refunds of $26 and $113	$931	$14,260
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable and accrued liabilities	$15,719	$14,751
Deferred financing costs included in accounts payable and accrued liabilities	$—	$1,020
Corporation common distributions included in accounts payable and accrued liabilities	$543	$137
ESH REIT common distributions included in accounts payable and accrued liabilities	$1,273	$852
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2017 AND DECEMBER 31, 2016 AND FOR THE THREE MONTHS ENDED
MARCH 31, 2017 AND 2016
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
As of March 31, 2017 and December 31, 2016, the Company owned and operated 626 hotel properties in 44 U.S. states, consisting of approximately 68,900 rooms, and three hotels in Canada, consisting of 500 rooms. The hotel properties are owned by wholly-owned subsidiaries of ESH REIT and are operated by wholly-owned subsidiaries of the Corporation (the “Operating Lessees”) pursuant to leases between ESH REIT and the Operating Lessees. The hotels are managed by ESA Management LLC (“ESA Management”), a wholly-owned subsidiary of the Corporation. The substantial majority of the hotels are operated under the core brand, Extended Stay America. The three hotels in Canada are operated under the brand Extended Stay Canada. The brands are owned by ESH Hospitality Strategies LLC (“ESH Strategies”), also a wholly-owned subsidiary of the Corporation.
As of March 31, 2017, the Corporation had approximately 194.3 million shares of common stock outstanding, approximately 69.0% of which were owned by the public and approximately 31.0% of which were owned by Centerbridge Partners, L.P., Paulson & Co. Inc. and The Blackstone Group L.P. and their funds or affiliates (collectively, the “Sponsors”) and senior management, including certain directors. As of March 31, 2017, ESH REIT’s common equity consisted of the following: (i) approximately 250.5 million shares of Class A common stock outstanding (approximately 56% of its common equity), all of which were owned by the Corporation, and (ii) approximately 194.3 million shares of Class B common stock outstanding (approximately 44% of its common equity), approximately 69.0% of which were owned by the public and approximately 31.0% of which were owned by the Sponsors and senior management, including certain directors.

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
Paired Share Repurchase Program
In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program for up to $100 million of Paired Shares. In February 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $100 million to up to $200 million of Paired Shares. In December 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $200 million to up to $300 million of Paired Shares and extended the maturity of the program through December 31, 2017, each effective January 1, 2017. Repurchases may be made at management's discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice. As of March 31, 2017, the Corporation and ESH REIT repurchased and retired approximately 10.8 million Paired Shares for approximately $100.8 million and $62.2 million, respectively, of which 4.475 million Paired Shares were repurchased and retired from certain entities affiliated with the Sponsors.

2017 Secondary Offering
In March 2017, certain selling stockholders (the "Selling Stockholders") sold approximately 25.0 million Paired Shares, pursuant to an automatic shelf registration statement as part of a secondary offering, of which the Corporation and ESH REIT repurchased and retired 0.625 million Paired Shares for approximately $6.6 million and $3.8 million, respectively. The Selling Stockholders consisted solely of entities affiliated with the Sponsors and did not include officers or directors of the Corporation or ESH REIT. Neither the Corporation nor ESH REIT sold Paired Shares in the secondary offering and neither received proceeds from the secondary offering. The Corporation and ESH REIT did, however, incur professional fees in connection with the secondary offering totaling approximately $0.4 million for the three months ended March 31, 2017.
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
Interim Presentation—Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP have been condensed or omitted in the accompanying unaudited condensed consolidated financial statements. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2016 included in the combined annual report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on February 28, 2017.
The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of March 31, 2017, the results of the Company’s operations and comprehensive income for the three months ended March 31, 2017 and 2016 and changes in equity and cash flows for the three months ended March 31, 2017 and 2016. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations, including the impact of our hotel renovation program.
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
Management assesses the performance of long-lived assets for potential impairment quarterly, as well as when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by a comparison of the carrying amount of a hotel property to the estimated future undiscounted cash flows expected to be generated by each hotel property. Impairment is recognized when estimated future undiscounted cash flows, including proceeds from disposition, are less than the carrying value of each hotel property. To the extent that a hotel property is impaired, the excess carrying amount over its estimated fair value is recognized as an impairment charge and reduces income from operations. Fair value is determined based upon the discounted cash flows of the hotel property, quoted market prices or independent appraisals, as considered necessary. The Company recognized an impairment charge related to property and equipment of approximately $12.4 million for the three months ended March 31, 2017 and recognized no impairment charge for the three months ended March 31, 2016 (see Notes 4 and 5). The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, then an impairment charge to further reduce the carrying value of a hotel property could occur in a future period in which conditions change.
Assets Held For Sale—The Company classifies assets as held for sale when management commits to a formal plan to sell the assets, actively seeks a buyer for the assets and the consummation of a sale is considered probable and is expected within one year. The Company considers the consummation of a sale probable once a purchase and sale agreement has been executed, the buyer has a significant non-refundable deposit at risk and no significant financing contingencies exist. Upon designating an asset as held for sale, the Company stops recognizing depreciation expense and records the asset at the lower of its carrying value, which includes allocable goodwill and allocable accumulated other comprehensive income (loss), or its estimated fair value, less estimated costs to sell. Any such adjustment in the carrying value is recognized as an impairment charge. As of March 31, 2017, the Company classified certain assets and their related liabilities as assets held for sale and liabilities related to assets held for sale, respectively, in the accompanying unaudited condensed consolidated balance sheet (see Note 4).
Segments—The Company’s hotel operations represent a single operating segment based on the way the Company manages its business. The Company’s hotels provide similar services, use similar processes to sell those services and sell those services to similar classes of customers. The amounts of long-lived assets and net revenues outside the U.S. are not significant for any period presented.
Recently Issued Accounting Standards
Goodwill—In January 2017, the Financial Accounting Standards Board ("FASB") issued an accounting standards update in which the guidance on testing for goodwill was updated to eliminate Step 2 in the determination on whether goodwill should be considered impaired. Annual and/or interim assessments are still required to be completed. This update will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of this update to have a material effect on the Company’s unaudited condensed consolidated financial statements.
Statement of Cash Flows—In August and November 2016, the FASB issued accounting standards updates which provide additional clarity on the classification of specific events on the statement of cash flows. These events include debt prepayment and extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, distributions received from equity method investees, and beneficial interests in securitization transactions. These updates also require amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. These updates are effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, with early adoption permitted. The adoption of these updates will require cash outflows related to debt prepayment and extinguishment costs to be classified as financing activities. Additionally, the effect of the adoption of these updates on the Company's consolidated statements of cash flows will be to include restricted cash in the beginning and end of period balances of cash, restricted cash and cash equivalents. The change in restricted cash is currently included in investing activities in the consolidated statements of cash flows.
Compensation—Stock Compensation—In March 2016, the FASB issued an accounting standards update which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, and certain classifications on the statement of cash flows. The Company adopted this update on January 1, 2017. The adoption of this update did not have a material effect on the Company’s unaudited condensed consolidated financial statements.
Derivatives and Hedging—In March 2016, the FASB issued an accounting standards update to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts and to clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The Company adopted this update on January 1, 2017. The adoption of this update did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

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
As of March 31, 2017, using its incremental borrowing rate with respect to the future minimum lease payments under its operating leases (ground leases and corporate office lease), the Company has preliminarily determined that the lease liability would be between approximately $16.0 million and $20.0 million and the right of use asset would be between approximately $8.0 million and $12.0 million, which includes adjustments for accrued lease payments, above market lease liabilities and lease incentives.
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
The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income available to Extended Stay America, Inc. common shareholders - basic	$23,101	$17,046
Loss (income) attributable to noncontrolling interests assuming conversion	5	—
Net income available to Extended Stay America, Inc. common shareholders - diluted	$23,106	$17,046
Denominator:
Weighted average number of Extended Stay America, Inc. common shares outstanding - basic	195,097	204,310
Dilutive securities	289	60
Weighted average number of Extended Stay America, Inc. common shares outstanding - diluted	195,386	204,370
Net income per Extended Stay America, Inc. common share - basic	$0.12	$0.08
Net income per Extended Stay America, Inc. common share - diluted	$0.12	$0.08

4.	ASSETS HELD FOR SALE
On October 21, 2016, the Company executed a purchase and sale agreement to divest its three Extended Stay Canada hotels for $76.0 million Canadian dollars, subject to adjustment. As of March 31, 2017, the Company classified these assets and their related liabilities as assets held for sale and liabilities related to assets held for sale, respectively, in the accompanying unaudited condensed consolidated balance sheet. The Company recognized an impairment charge of approximately $12.4 million with respect to the anticipated asset sale and expects the transaction to close in the second quarter of 2017, subject to the satisfaction or waiver of customary closing conditions. Upon closing, the Company expects to manage these hotel properties for a short-term period. The results of operations of the assets held for sale are not reported as discontinued operations.
Assets held for sale and liabilities related to assets held for sale consist of the following as of March 31, 2017 (in thousands):

Property and equipment:
Land and site improvements	$12,680
Building and improvements	19,510
Furniture, fixtures and equipment	4,333
Property and equipment	36,523
Other assets	469
Goodwill	4,520
Assets held for sale	$41,512

Accounts payable and accrued liabilities	$231
Liabilities related to assets held for sale	$231

5.	PROPERTY AND EQUIPMENT
Net investment in property and equipment as of March 31, 2017, excluding assets held for sale (see Note 4), and December 31, 2016, consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Hotel properties:
Land and site improvements	$1,289,015	$1,303,752
Building and improvements	2,903,997	2,940,615
Furniture, fixtures and equipment	624,052	612,855
Total hotel properties	4,817,064	4,857,222
Corporate furniture, fixtures, equipment, software and other	20,320	20,076
Undeveloped land parcel	1,675	1,675
Total cost	4,839,059	4,878,973
Less accumulated depreciation:
Hotel properties	(989,832)	(962,400)
Corporate furniture, fixtures, equipment, software and other	(12,038)	(11,269)
Total accumulated depreciation	(1,001,870)	(973,669)
Property and equipment - net	$3,837,189	$3,905,304
During the three months ended March 31, 2017 and 2016, the Company, using Level 3 unobservable inputs, assessed property and equipment for potential impairment. The Company recognized an impairment charge of approximately $12.4 million for the three months ended March 31, 2017 related to its three Extended Stay Canada hotels and recognized no impairment charge for the three months ended March 31, 2016. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of revenues, expenses and hotel related cash flows based on assumed long-term growth rates, demand trends, expected future capital expenditures and estimated discount rates that range from 6% to 10% and terminal capitalization rates that range from 7% to 11%. These assumptions are based on the Company’s historical data and experience, the Company’s budgets, industry projections and micro and macro general economic condition projections.

6.	INTANGIBLE ASSETS AND GOODWILL
The Company’s intangible assets and goodwill as of March 31, 2017, excluding assets held for sale (see Note 4), and December 31, 2016, consist of the following (dollars in thousands):

	March 31, 2017
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—customer relationships	20 years	$26,800	$(8,685)	$18,115
Indefinite-lived intangible assets—trademarks		9,933	—	9,933
Total intangible assets		36,733	(8,685)	28,048
Goodwill		49,011	—	49,011
Total intangible assets and goodwill		$85,744	$(8,685)	$77,059

	December 31, 2016
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—customer relationships	20 years	$26,800	$(8,350)	$18,450
Indefinite-lived intangible assets—trademarks		9,933	—	9,933
Total intangible assets		36,733	(8,350)	28,383
Goodwill		53,531	—	53,531
Total intangible assets and goodwill		$90,264	$(8,350)	$81,914
The remaining weighted-average amortization period for definite-lived intangible assets is approximately 14 years as of March 31, 2017. Estimated future amortization expense for definite-lived intangible assets is as follows (in thousands):

Years Ending December 31,
Remainder of 2017	$1,005
2018	1,340
2019	1,340
2020	1,340
2021	1,340
Thereafter	11,750
Total	$18,115

7.	DEBT
Summary - The Company’s outstanding debt, net of unamortized debt discount, and unamortized deferred financing costs as of March 31, 2017 and December 31, 2016, consists of the following (dollars in thousands):

	Stated Amount(1)		Carrying Amount			Unamortized Deferred Financing Costs			Interest Rate
Loan			March 31, 2017		December 31, 2016	March 31, 2017	December 31, 2016	Stated Interest Rate	March 31, 2017		December 31, 2016	Maturity Date
Term loan facilities
ESH REIT 2016 Term Facility	$1,300,000	(2)	$1,287,550	(3)	$1,290,560	$15,211	$15,804	LIBOR(4) + 2.50%(5)	3.56%	(5)	3.75%	8/30/2023	(7)
Senior notes
ESH REIT 2025 Notes	1,300,000		1,289,370	(6)	1,289,041	22,817	23,523	5.25%	5.25%		5.25%	5/1/2025
Revolving credit facilities (8)
ESH REIT 2016 Revolving Credit Facility	350,000		35,000		45,000	2,433	2,570	LIBOR + 2.75%	3.73%		3.33%	8/30/2021
Corporation 2016 Revolving Credit Facility	50,000		—		—	483	511	LIBOR + 3.00%	N/A		N/A	8/30/2021
Unsecured Intercompany Facility
Unsecured Intercompany Facility	75,000	(9)	—		—	—	—	5.00%	5.00%		5.00%	8/30/2023
Total			$2,611,920		$2,624,601	$40,944	$42,408
_________________________________

(1)	Amortization is interest only, except for the 2016 Term Facility which amortizes in equal quarterly installments of $3.24 million as of March 31, 2017.

(2)	ESH REIT is able to increase its borrowings under the 2016 ESH REIT Credit Facilities by an amount of up to $600.0 million, plus additional amounts, in each case subject to certain conditions.

(3)	The 2016 Term Facility is presented net of an unamortized debt discount of approximately $6.0 million and $6.2 million as of March 31, 2017 and December 31, 2016, respectively.

(4)	As of December 31, 2016, the stated interest rate of the 2016 Term Facility was LIBOR + 3.00% and included a LIBOR floor of 0.75%.

(5)	$500.0 million of the 2016 Term Facility is subject to an interest rate swap at a fixed rate of 1.175% (see Note 8).

(6)	The 2025 Notes are presented net of an unamortized debt discount of approximately $10.6 million and $11.0 million as of March 31, 2017 and December 31, 2016, respectively.

(7)
In addition to scheduled amortization noted in (1) above, subject to certain exceptions, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required under the 2016 Term Facility commencing with the year ending December 31, 2017. Annual mandatory prepayments for the year ending December 31, 2017 and each year thereafter are due during the first quarter of the following year.

(8)	Unamortized deferred financing costs related to the revolving credit facilities are included in other assets in the accompanying unaudited condensed consolidated balance sheets.

(9)
As of March 31, 2017, the outstanding balance owed from ESH REIT to the Corporation under the Unsecured Intercompany Facility was $50.0 million. ESH REIT is able to increase its borrowings under the Unsecured Intercompany Facility to an amount of up to $300.0 million, plus additional amounts, in each case subject to certain conditions. The outstanding debt balance and interest expense owed from ESH REIT to the Corporation related to the Unsecured Intercompany Facility eliminate in consolidation.

On March 1, 2017, ESH REIT entered into an amendment to the 2016 Term Facility with the lenders thereunder (such amendment, the "Repricing Amendment"). The Repricing Amendment had the following impact on the 2016 Term Facility: (i) decreased the interest rate spread on LIBOR based loans from 3.0% to 2.5%; (ii) decreased the interest rate spread on base rate loans from 2.0% to 1.5%; (iii) removed the floor of 0.75% on LIBOR based loans; (iv) removed the floor of 2.0% on base rate loans; (v) removed ranges on interest rate spreads for all loan types that are currently dependent upon ESH REIT’s credit rating; and (vi) extended the 1% prepayment penalty through September 1, 2017 (prepayments made after September 1, 2017 are not subject to a prepayment penalty, other than customary “breakage” costs).
ESH REIT Credit Facilities
On August 30, 2016, ESH REIT entered into a credit agreement, as may be amended and supplemented from time to time, providing for senior secured credit facilities (collectively the "2016 ESH REIT Credit Facilities") consisting of a $1,300.0 million senior secured term loan facility (the "2016 Term Facility") and a $350.0 million senior secured revolving credit facility (the "2016 ESH REIT Revolving Credit Facility"). Subject to the satisfaction of certain criteria, borrowings under the 2016

ESH REIT Credit Facilities may be increased by an amount of up to $600.0 million, plus additional amounts, so long as, after giving effect to the incurrence of such incremental facility and the application of proceeds thereof, its pro-forma senior loan-to-value ratio is less than or equal to 45%.
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

The 2016 ESH REIT Credit Facilities contain a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends and distributions, make certain investments and other restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, sell assets or merge, consolidate or transfer all or substantially all of their assets. The 2016 ESH REIT Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases and management agreements. If an event of default occurs, the administrative agent is entitled to take various actions, including the acceleration of amounts due under the 2016 ESH REIT Credit Facilities and additional actions that a secured creditor is permitted to take following a default. As of March 31, 2017, ESH REIT was in compliance with all covenants under the 2016 ESH REIT Credit Facilities.
2016 Term Facility—The 2016 Term Facility, as currently amended, bears interest at a rate equal to (i) LIBOR plus 2.50% or (ii) base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50% or (C) the one-month adjusted LIBOR rate plus 1.00%) plus 1.50%. The 2016 Term Facility amortizes in equal quarterly installments in annual amounts of 1.0% of the principal amount outstanding as of the Repricing Amendment, or approximately $13.0 million as of March 31, 2017, with the remaining balance payable at maturity. In addition to scheduled amortization, subject to certain exceptions, mandatory prepayments of up to 50% of annual Excess Cash Flow may be required based on ESH REIT's Consolidated Leverage Ratio, each as defined. Annual mandatory prepayments are due during the first quarter of the following year. The 2016 Term Facility matures on August 30, 2023.
ESH REIT has the option to voluntarily prepay outstanding loans under the 2016 Term Facility at any time upon three business days’ prior written notice for LIBOR loans or on one business day’s prior written notice for base rate loans. In addition to customary "breakage" costs with respect to LIBOR loans, amounts refinanced, substituted or replaced by indebtedness which has a lower all-in yield than the all-in yield under the 2016 Term Facility on or prior to September 1, 2017 (other than as a result of a transformative transaction) are subject to a prepayment penalty equal to 1.00% of the aggregate principal amount refinanced, substituted or replaced. Prepayments made after September 1, 2017 are not subject to a prepayment penalty.

2016 ESH REIT Revolving Credit Facility—The 2016 ESH REIT Revolving Credit Facility provides for the issuance of up to $50.0 million of letters of credit. Borrowings under the facility bear interest at a rate equal to (i) LIBOR plus a spread that ranges from 2.25% to 2.75% based on ESH REIT’s Total Net Leverage Ratio, as defined, or (ii) base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50%, or (C) the one-month adjusted LIBOR rate plus 1.00%) plus a spread that ranges from 1.25% to 1.75% based on ESH REIT’s Total Net Leverage Ratio, as defined. There is no scheduled amortization under the 2016 ESH REIT Revolving Credit Facility and the facility matures on August 30, 2021.

In addition to paying interest on outstanding principal, ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the amount outstanding under the facility. ESH REIT is also required to pay customary letter of credit fees and agency fees. As of March 31, 2017, ESH REIT had no letters of credit outstanding under the facility, an outstanding balance of $35.0 million and available borrowing capacity of $315.0 million.

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
ESH REIT Senior Notes Due 2025
In May 2015, ESH REIT issued $500.0 million of its 5.25% senior notes due in 2025 (together with the $800.0 million of additional notes, the “2025 Notes”) under an indenture (the “Indenture”) with Deutsche Bank Trust Company Americas, as trustee, at 100% of par value in a private placement pursuant to Rule 144A of the Securities Act ("Rule 144A"). In March 2016, ESH REIT issued an additional $800.0 million of the 2025 Notes under the Indenture at 98.5% of par value in a private placement pursuant to Rule 144A. The 2025 Notes mature on May 1, 2025 and bear interest at a fixed rate of 5.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year.
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
The Indenture contains a number of customary covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, create certain liens, pay dividends or distributions, make certain investments and other restricted payments, enter into affiliate transactions, sell assets or merge, consolidate or transfer all or substantially all of their assets. The Indenture also contains certain customary events of default, including, but not limited to, cross-defaults to certain other indebtedness. If an event of default occurs, the holders of the Notes and the Trustee are entitled to take various actions, including declaring the 2025 Notes immediately due and payable. As of March 31, 2017, ESH REIT was in compliance with all covenants set forth in the Indenture.
Corporation Revolving Credit Facility
On August 30, 2016, the Corporation entered into a revolving credit facility (the "2016 Corporation Revolving Credit Facility") of $50.0 million. The facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowing on same day notice, referred to as swingline loans, in an amount up to $20.0 million. Borrowings under the facility bear interest at a rate equal to (i) LIBOR plus 3.00% or (ii) base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50% or (C) the one-month adjusted LIBOR rate plus 1.00%) plus 2.00%. There is no scheduled amortization under the 2016 Corporation Revolving Credit Facility and the facility matures on August 30, 2021.
In addition to paying interest on outstanding principal, the Corporation incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the amount outstanding under the facility. The Corporation is also required to pay customary letter of credit fees and agency fees. As of March 31, 2017, the Corporation had one letter of credit outstanding under this facility of $0.7 million, an outstanding balance drawn of $0 and borrowing capacity available of $49.3 million.
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

The 2016 Corporation Revolving Credit Facility contains a number of restrictive covenants that, among other things and subject to certain exceptions, limit the Corporation’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends or distributions, make certain restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, merge, consolidate or transfer all or substantially all of its assets. The 2016 Corporation Revolving Credit Facility also contains certain customary affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases. If an event of default occurs, the administrative agent is entitled to take various actions, including the acceleration of amounts due under the facility and additional actions that a secured creditor is permitted to take following a default. As of March 31, 2017, the Corporation was in compliance with all covenants under the 2016 Corporation Revolving Credit Facility.
Unsecured Intercompany Facility
On August 30, 2016, ESH REIT and the Corporation entered into an unsecured intercompany credit facility (the "Unsecured Intercompany Facility"). As of March 31, 2017, the amount outstanding under the facility totaled $50.0 million. Subject to certain conditions, the principal amount of the Unsecured Intercompany Facility may be increased up to an amount that shall not exceed the greater of (i) $300.0 million and (ii) an unlimited amount so long as the incremental loan-to-value ratio, determined on a pro-forma basis as of the last day of the most recently ended test period, as if any incremental loans available under such incremental commitments had been outstanding on the last day of such period, and, in each case, without netting the cash proceeds of any such incremental loans, does not exceed 5.0%. Loans under the facility bear interest at 5.00% per annum. There is no scheduled amortization under the facility and the facility matures on August 30, 2023. ESH REIT has the option to voluntarily prepay outstanding loans at any time upon one business day’s prior written notice.

The Unsecured Intercompany Facility contains a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends or distributions, make certain investments and other restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, sell assets or merge, consolidate or transfer all or substantially all of their assets. The facility contains certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases and management agreements. If an event of default occurs, the Corporation is entitled to take various actions, including the acceleration of amounts due under the facility and all other actions that a creditor is permitted to take following a default. As of March 31, 2017, ESH REIT was in compliance with all covenants under the Unsecured Intercompany Facility.
Future Maturities of Debt—The future maturities of debt as of March 31, 2017, are as follows (in thousands):

Years Ending December 31,
Remainder of 2017	$9,726
2018	12,968
2019	12,968
2020	12,968
2021	47,968
Thereafter	2,531,910	(1)
Total	$2,628,508
______________________

(1)
Under the 2016 Term Facility, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required commencing with the year ending December 31, 2017. Annual mandatory prepayments for the year ending December 31, 2017 and each year thereafter are due during the first quarter of the following year.

Fair Value of Debt—As of March 31, 2017 and December 31, 2016, the estimated fair value of the Company's debt was approximately $2.6 billion and $2.7 billion, respectively. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on the Company's debt (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available.

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
In September 2016, ESH REIT entered into a floating-to-fixed interest rate swap at a fixed rate of 1.175% and a floating rate of one-month LIBOR, subject to a LIBOR floor of 0.75%, to manage its exposure to interest rate risk on a portion of its variable rate debt. In February 2017, ESH REIT executed an amendment to its swap agreement, the impact of which was to remove the LIBOR floor on floating rate cash flows. The notional amount of the interest rate swap as of March 31, 2017 was $500.0 million. Beginning April 1, 2017, the notional amounts decreases to $450.0 million, and continues to decrease by an additional $50.0 million every six months until the swap's maturity in September 2021. Subsequent to February 2017, changes in the swap's fair value are recognized currently in earnings and are included in the line item other non-operating income on the accompanying unaudited condensed consolidated statements of operations. The fair value of the interest rate swap as of March 31, 2017 and December 31, 2016 was approximately $5.3 million and $5.0 million, respectively, and is included in other assets on the accompanying unaudited condensed consolidated balance sheets. The amounts recorded in accumulated other comprehensive income as of March 31, 2017 and December 31, 2016 were approximately $3.4 million and $3.9 million, net of tax, respectively, and the amounts recorded in other non-operating income for the three months ended March 31, 2017 and 2016 were approximately $1.3 million and $0, respectively.

9.	MANDATORILY REDEEMABLE PREFERRED STOCK
The Corporation has authorized 350.0 million shares of preferred stock, par value $0.01 per share, of which 21,202 shares of mandatorily redeemable voting preferred stock were issued and outstanding as of March 31, 2017 and December 31, 2016. Dividends on these preferred shares are payable quarterly in arrears at a rate of 8.0% per year. With respect to dividend, distribution and liquidation rights, the 8.0% voting preferred stock ranks senior to the Corporation’s common stock. Holders of the 8.0% voting preferred stock are generally entitled to one vote for each share and will vote together with the Corporation common stock as a single class on all matters that the Corporation’s common shareholders are entitled to vote upon. On or after November 15, 2018, a holder of the 8.0% voting preferred stock has the right to require the Corporation to redeem in cash the 8.0% voting preferred stock at $1,000 per share plus any accumulated unpaid dividends. On November 15, 2020, the Corporation shall mandatorily redeem all of the 8.0% voting preferred stock at $1,000 per share plus any accumulated unpaid dividends.
Due to the fact that the outstanding 8.0% voting preferred stock is mandatorily redeemable by the Corporation, it is classified as a liability on the accompanying unaudited condensed consolidated balance sheets. Dividends on these preferred shares are classified as net interest expense on the accompanying unaudited condensed consolidated statements of operations.
Fair Value of Mandatorily Redeemable Preferred Stock—As of March 31, 2017 and December 31, 2016, the estimated fair value of the 8.0% voting preferred stock was approximately $21.3 million. The estimated fair value of the 8.0% voting preferred stock is determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads (Level 2 fair value measures).

10.	INCOME TAXES
The Corporation’s taxable income includes the taxable income of its wholly-owned subsidiaries and distribution income related to its ownership of approximately 56% of ESH REIT.
ESH REIT has elected to be taxed and expects to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). A REIT is a legal entity that holds real estate assets and is generally not subject to federal and state income taxes. In order to maintain qualification as a REIT, ESH REIT is required to distribute at least 90% of its taxable income, excluding net capital gain, to its shareholders each year. In addition, ESH REIT must meet a number of complex organizational and operational requirements. If ESH REIT were to fail to qualify as a REIT in any taxable year, it would be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and generally would be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it lost its REIT qualification. Even in qualifying as a REIT, ESH REIT may be subject to state and local taxes in certain jurisdictions, and is subject to federal income and excise taxes on undistributed income.
ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. Accordingly, ESH REIT expects to distribute approximately 100% of its taxable income for the foreseeable future.
The Company recorded a provision for federal, state and foreign income taxes of approximately $4.5 million for the three months ended March 31, 2017, an effective rate of approximately 21.8%, as compared with a provision of approximately $2.9 million for the three months ended March 31, 2016, an effective rate of approximately 16.4%. The Company’s effective rate differs from the federal statutory rate of 35% primarily due to ESH REIT’s status as a REIT under the provisions of the Code. During the three months ended March 31, 2016, the Company recognized a benefit of approximately $1.8 million with respect to the reversal of net deferred tax liabilities which related to the previously estimated 5% of taxable income expected to be retained under ESH REIT's prior 95% distribution policy, which was changed during the three months ended March 31, 2016.
The Company’s income tax returns for the years 2013 to present are subject to examination by the Internal Revenue Service and other taxing authorities.

11.	RELATED PARTY TRANSACTIONS
Investment funds of the Sponsors held 21,105 shares of the Corporation's outstanding mandatorily redeemable preferred stock as of March 31, 2017 and December 31, 2016.
As of March 31, 2017 and December 31, 2016, the outstanding balance owed by ESH REIT under the Unsecured Intercompany Facility was $50.0 million. ESH REIT is able to increase its borrowings under the Unsecured Intercompany Facility to an amount of up to $300.0 million, plus additional amounts, in each case, subject to certain conditions. The outstanding debt balance and interest expense owed by ESH REIT to the Corporation related to this facility eliminate in consolidation (see Note 7).
During the three months ended March 31, 2017, the Corporation and ESH REIT repurchased and retired 0.625 million Paired Shares from the Selling Stockholders for approximately $6.6 million and $3.8 million, respectively. These Paired Shares were purchased in connection with the secondary offering consummated in the first quarter of 2017 and pursuant to, and counted toward, the combined Paired Share repurchase program.
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
Rent expense on ground and office leases is recognized on a straight-line basis and was approximately $0.8 million for each of the three months ended March 31, 2017 and 2016. Ground lease expense is included in hotel operating expenses and office lease expense is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
Other Commitments—The Company has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of its properties is located. The initial term of the agreement terminates in 2031. The cost related to this commitment was approximately $0.1 million for each of the three months ended March 31, 2017 and 2016, and is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.
Letters of Credit—As of March 31, 2017, the Company had one outstanding letter of credit, issued by the Corporation, for $0.7 million, which is collateralized by the 2016 Corporation Revolving Credit Facility.

Paired Share Repurchase Commitment—As of March 31, 2017, the Corporation and ESH REIT agreed to repurchase approximately 0.1 million Paired Shares for approximately $0.5 million and $0.3 million, respectively, for which settlement had not yet occurred.
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
The Corporation and ESH REIT each maintain a long-term incentive plan (“LTIP”), as amended and restated in 2015, approved by their shareholders. Under the LTIPs, the Corporation and ESH REIT may issue to eligible employees or directors restricted stock awards (“RSAs”), restricted stock units (“RSUs”) or other equity-based awards, in respect of Paired Shares, with service, performance or market vesting conditions. The aggregate number of Paired Shares that may be the subject of awards under the LTIPs shall not exceed 8.0 million, of which no more than 4.0 million may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIP has a share reserve of an equivalent number of shares of Corporation common stock and ESH REIT Class B common stock. As of March 31, 2017, approximately 3.8 million Paired Shares were available for future issuance under the LTIPs.
Equity-based compensation expense is recognized by amortizing the grant-date fair value of the equity-based awards, less estimated forfeitures, on a straight-line basis over the requisite service period of each award. A portion of the grant-date fair value of all equity-based awards is allocated to a share of Corporation common stock and a portion is allocated to a share of ESH REIT Class B common stock. Equity-based compensation expense was approximately $2.7 million for each of the three months ended March 31, 2017 and 2016 and is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
As of March 31, 2017, unrecognized compensation expense related to outstanding equity-based awards and the related weighted-average period over which it is expected to be recognized subsequent to March 31, 2017, is presented in the following table. Total unrecognized compensation expense will be adjusted for actual forfeitures.

	Unrecognized Compensation Expense Related to Outstanding RSAs/RSUs (in thousands)	Remaining Weighted-Average Amortization Period (in years)
RSAs/RSUs with service vesting conditions	$10,533	2.0
RSUs with performance vesting conditions	2,903	0.8
RSUs with market vesting conditions	6,047	1.9
Total unrecognized compensation expense	$19,483
RSA/RSU activity during the three months ended March 31, 2017, was as follows:

			Performance-Based Awards
	Service-Based Awards		Performance Vesting		Market Vesting
	Number of RSAs/RSUs (in thousands)	Weighted- Average Grant- Date Fair Value	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value(1)
Outstanding at January 1, 2017	892	$16.93	119	$14.07	972	$9.01
Granted	196	$17.45	190	$17.45	99	$14.19
Settled	(368)	$17.78	(118)	$14.07	—	$—
Forfeited	(1)	$25.21	—	$—	—	$—
Outstanding at March 31, 2017	719	$16.64	191	$17.45	1,071	$9.49
Vested at March 31, 2017	—	$—	—	$—	—	$—
Nonvested at March 31, 2017	719	$16.64	191	$17.45	1,071	$9.49
_________________________________

(1)	An independent third-party valuation was performed contemporaneously with the issuance of grants.

Service-Based Awards
The Corporation granted approximately 196,000 service-based awards during the three months ended March 31, 2017, with a weighted-average grant-date fair value per award of $17.45. The grant-date fair value of awards with service vesting conditions is based on the closing price of a Paired Share on the date of grant. Service-based awards vest over a period of two to four years, subject to the grantee’s continued employment or service.
Performance-Based Awards
The Corporation granted approximately 190,000 awards with performance vesting conditions during the three months ended March 31, 2017, with a grant-date fair value per award of $17.45. The grant-date fair value of awards with performance vesting conditions is based on the closing price of a Paired Share on the date of grant. Equity-based compensation expense with respect to these awards is adjusted over the remainder of the fiscal year to reflect the probability of achievement of performance targets defined in the award agreements. These awards vest over the remainder of the fiscal year, subject to the grantee’s continued employment, with the ability to earn Paired Shares in a range of 0% to 200% of the awarded number of RSUs based on the achievement of defined performance targets. As of March 31, 2017, all awards with performance vesting conditions are expected to be satisfied at greater than 100% of their target level.
The Corporation granted approximately 99,000 awards with market vesting conditions during the three months ended March 31, 2017, with a grant-date fair value per award of $14.19. The grant-date fair value of awards with market vesting conditions is based on an independent third-party valuation. These awards vest at the end of a three-year period, subject to the grantee’s continued employment, with the ability to earn Paired Shares in a range of 0% to 150% of the awarded number of RSUs based on the total shareholder return of a Paired Share relative to the total shareholder return of other publicly traded lodging companies identified in the award agreements. During the three months ended March 31, 2017, the grant-date fair value of awards with market vesting conditions was calculated using a Monte Carlo simulation model with the following key assumptions:

Expected holding period	2.86 years
Risk-free rate of return	1.46%
Expected dividend yield	4.72%

14.	DEFINED CONTRIBUTION PLANS
ESA Management has a savings plan that qualifies under Section 401(k) of the Code for all employees meeting the eligibility requirements of the plan. For the period from January 1, 2016 through September 9, 2016, the plan had an employer-matching contribution of 100% of the first 3% of an employee's contribution and 50% of the next 2% of an employee's contribution, which vested immediately. Beginning January 1, 2017, the plan has an employer-matching contribution of 50% of the first 6% of an employee's contribution, which vests over an employee's initial three-year service period. The plan also provides for contributions up to 100% of eligible employee pretax salary, subject to the Code’s annual deferral limit of $18,000 during 2017 and 2016. Employer contributions, net of forfeitures, totaled approximately $0.3 million and $1.0 million for the three months ended March 31, 2017 and 2016, respectively.
In June 2016, ESA Management established a non-qualified deferred compensation plan to allow certain eligible employees an option to defer a portion of their compensation on a tax-deferred basis. Beginning January 2017, the plan had an employer-matching contribution of 50% of the first 6% of an employee's contribution, which vests over a three-year service period. The plan is fully funded in a Rabbi Trust, which is subject to creditor claims in the event of insolvency, but the assets held in the Rabbi Trust are not available for general corporate purposes. As of March 31, 2017, approximately $0.3 million is included in other assets and accounts payable and accrued liabilities related to this plan.

15.	SUBSEQUENT EVENTS
Subsequent to March 31, 2017, the Corporation and ESH REIT repurchased and retired their respective portion of approximately 0.2 million Paired Shares for approximately $2.1 million and $1.2 million, respectively.
On April 27, 2017, the Board of Directors of the Corporation declared a cash distribution of $0.07 per share for the first quarter of 2017 on its common stock. The distribution is payable on May 25, 2017 to shareholders of record as of May 11, 2017. Also on April 27, 2017, the Board of Directors of ESH REIT declared a cash distribution of $0.14 per share for the first quarter of 2017 on its Class A and Class B common stock. This distribution is also payable on May 25, 2017 to shareholders of record as of May 11, 2017.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2017 AND DECEMBER 31, 2016
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $997,648 and $959,449	$3,848,574	$3,914,569
RESTRICTED CASH	—	344
CASH AND CASH EQUIVALENTS	5,091	53,506
RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC. (Note 9)	19,733	2,609
DEFERRED RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC. (Note 9)	35,796	40,259
GOODWILL	47,725	52,245
DEFERRED TAX ASSETS	401	—
OTHER ASSETS	18,179	13,973
ASSETS HELD FOR SALE (Note 4)	37,351	—
TOTAL ASSETS	$4,012,850	$4,077,505
LIABILITIES AND EQUITY
LIABILITIES:
Term loan facilities payable - Net of unamortized deferred financing costs and debt discount of $21,169 and $21,994	$1,272,339	$1,274,756
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $33,447 and $34,482	1,266,553	1,265,518
Revolving credit facilities	35,000	45,000
Loan payable to Extended Stay America, Inc. (Note 6)	50,000	50,000
Unearned rental revenues from Extended Stay America, Inc. (Note 9)	75,272	39,898
Due to Extended Stay America, Inc. (Note 9)	10,137	11,608
Accounts payable and accrued liabilities	73,414	69,520
Deferred tax liabilities	3,286	3,286
Liabilities related to assets held for sale (Note 4)	70	—
Total liabilities	2,786,071	2,759,586
COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY:
Common stock - Class A: $0.01 par value, 4,300,000,000 shares authorized, 250,493,583 shares issued and outstanding; Class B: $0.01 par value, 7,800,000,000 shares authorized, 194,282,370 and 195,406,944 shares issued and outstanding	4,448	4,462
Additional paid in capital	1,145,401	1,144,664
Preferred stock - no par value, $1,000 liquidation value, 125 shares authorized, issued and outstanding	73	73
Retained earnings	84,721	176,532
Accumulated other comprehensive loss	(7,864)	(7,812)
Total equity	1,226,779	1,317,919
TOTAL LIABILITIES AND EQUITY	$4,012,850	$4,077,505
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
REVENUES- Rental revenues from Extended Stay America, Inc. (Note 9)	$116,294	$116,242
OPERATING EXPENSES:
Hotel operating expenses	23,955	24,371
General and administrative expenses (Note 9)	4,702	3,034
Depreciation	56,537	52,040
Impairment of long-lived assets	15,046	—
Total operating expenses	100,240	79,445
INCOME FROM OPERATIONS	16,054	36,797
OTHER NON-OPERATING INCOME	(1,164)	(773)
INTEREST EXPENSE, NET	33,752	46,290
LOSS BEFORE INCOME TAX BENEFIT	(16,534)	(8,720)
INCOME TAX BENEFIT	(418)	(3,590)
NET LOSS	$(16,116)	$(5,130)
NET LOSS PER ESH HOSPITALITY, INC. COMMON SHARE:
Class A - basic	$(0.04)	$(0.01)
Class A - diluted	$(0.04)	$(0.01)
Class B - basic	$(0.04)	$(0.01)
Class B - diluted	$(0.04)	$(0.01)
WEIGHTED-AVERAGE ESH HOSPITALITY, INC. COMMON SHARES OUTSTANDING:
Class A - basic	250,494	250,494
Class A - diluted	250,494	250,494
Class B - basic	195,097	204,310
Class B - diluted	195,097	204,310
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
NET LOSS	$(16,116)	$(5,130)
FOREIGN CURRENCY TRANSLATION GAIN, NET OF TAX OF $0 AND $0	531	2,987
INTEREST RATE CASH FLOW HEDGE LOSS, NET OF TAX OF $0	$(583)	$—
COMPREHENSIVE LOSS	$(16,168)	$(2,143)
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(In thousands, except preferred stock shares and per share data)
(Unaudited)

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - January 1, 2016	250,494	204,594	$4,554	125	$73	$1,168,903	$186,306	$(13,370)	$1,346,466
Net loss	—	—	—	—	—	—	(5,130)	—	(5,130)
Foreign currency translation gain, net of tax	—	—	—	—	—	—	—	2,987	2,987
Repurchase of Class B common stock	—	(1,917)	(19)	—	—	—	(11,406)	—	(11,425)
Common distributions - $0.15 per Class A and Class B common share	—	—	—	—	—	—	(68,502)	—	(68,502)
Preferred distributions	—	—	—	—	—	—	(4)	—	(4)
Equity-based compensation	—	200	2	—	—	1,483	—	—	1,485
BALANCE - March 31, 2016	250,494	202,877	$4,537	125	$73	$1,170,386	$101,264	$(10,383)	$1,265,877

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - January 1, 2017	250,494	195,407	$4,462	125	$73	$1,144,664	$176,532	$(7,812)	$1,317,919
Net loss	—	—	—	—	—	—	(16,116)	—	(16,116)
Foreign currency translation gain, net of tax	—	—	—	—	—	—	—	531	531
Interest rate cash flow hedge loss, net of tax	—	—	—	—	—	—	—	(583)	(583)
Repurchase of Class B common stock	—	(1,408)	(14)	—	—	—	(8,529)	—	(8,543)
Common distributions - $0.15 per Class A and Class B common share	—	—	—	—	—	—	(67,162)	—	(67,162)
Preferred distributions	—	—	—	—	—	—	(4)	—	(4)
Equity-based compensation	—	283	—	—	—	737	—	—	737
BALANCE - March 31, 2017	250,494	194,282	$4,448	125	$73	$1,145,401	$84,721	$(7,864)	$1,226,779
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(16,116)	$(5,130)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	56,537	52,040
Foreign currency transaction loss (gain)	78	(773)
Mark-to-market gain on interest rate swap	(889)	—
Amortization of deferred financing costs and debt discount	1,997	10,850
Amortization of above-market ground leases	(34)	(34)
Loss on disposal of property and equipment	3,470	2,896
Impairment of long-lived assets	15,046	—
Equity-based compensation	33	15
Deferred income tax benefit	(308)	(2,254)
Changes in assets and liabilities:
Deferred rents receivable from Extended Stay America, Inc.	3,833	322
Due from (to) Extended Stay America, Inc., net	916	(13,798)
Other assets	(3,262)	(4,202)
Unearned rental revenues/rents receivable from Extended Stay America, Inc., net	18,250	(15,102)
Accounts payable and accrued liabilities	9,560	14,205
Net cash provided by operating activities	89,111	39,035
INVESTING ACTIVITIES:
Purchases of property and equipment	(47,553)	(56,351)
Decrease (increase) in restricted cash	344	(100,750)
Proceeds from insurance recoveries	140	2,376
Net cash used in investing activities	(47,069)	(154,725)
FINANCING ACTIVITIES:
Principal payments on mortgage loan	—	(433,537)
Principal payments on term loan facilities	(6,492)	(366,463)
Proceeds from senior notes, net of debt discount	—	788,000
Interest proceeds from senior notes (Note 7)	—	15,983
Proceeds from revolving credit facility	65,000	—
Payments on revolving credit facility	(75,000)	—
Payments of deferred financing costs	—	(14,243)
Net proceeds from Extended Stay America, Inc.	—	110,288
Repurchase of common stock	(8,543)	(11,425)
Issuance of Class A and Class B common stock	1,731	1,134
Common distributions	(67,153)	(154,977)
Preferred distributions	—	(8)
Net cash used in financing activities	(90,457)	(65,248)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(48,415)	(180,938)
CASH AND CASH EQUIVALENTS - Beginning of period	53,506	223,256
CASH AND CASH EQUIVALENTS - End of period	$5,091	$42,318
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties	$18,166	$17,688
Cash payments for income taxes	$936	$418
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in due to/from Extended Stay America, Inc. and accounts payable and accrued liabilities	$15,258	$14,442
Deferred financing costs included in accounts payable and accrued liabilities	$—	$1,020
Common distributions included in accounts payable and accrued liabilities	$1,273	$852
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2017 AND DECEMBER 31, 2016 AND FOR THE THREE MONTHS ENDED
MARCH 31, 2017 AND 2016
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
As of March 31, 2017 and December 31, 2016, ESH REIT and its subsidiaries owned 626 hotel properties in 44 U.S. states, consisting of approximately 68,900 rooms, and three hotels in Canada, consisting of 500 rooms. The hotels are operated by wholly-owned subsidiaries of the Corporation (the “Operating Lessees”) pursuant to leases between ESH REIT and the Operating Lessees. The hotels are managed by ESA Management LLC (“ESA Management”), a wholly-owned subsidiary of the Corporation. The substantial majority of the hotels are operated under the core brand, Extended Stay America. The three hotels in Canada are operated under the brand Extended Stay Canada. The brands are owned by ESH Hospitality Strategies LLC (“ESH Strategies”), also a wholly-owned subsidiary of the Corporation.
As of March 31, 2017, ESH REIT’s common equity consisted of the following: (i) approximately 250.5 million shares of Class A common stock outstanding (approximately 56% of its common equity), all of which were owned by the Corporation, and (ii) approximately 194.3 million shares of Class B common stock outstanding (approximately 44% of its common equity), approximately 69.0% of which were owned by the public and approximately 31.0% of which were owned by Centerbridge Partners, L.P., Paulson & Co. Inc. and The Blackstone Group L.P. and their funds or affiliates (collectively, the “Sponsors”) and senior management, including certain directors.
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
Paired Share Repurchase Program
In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program for up to $100 million of Paired Shares. In February 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $100 million to up to $200 million of Paired Shares. In December 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $200 million to up to $300 million of Paired Shares and extended the maturity of the program through December 31, 2017, each effective January 1, 2017. Repurchases may be made at management's discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice. As of March 31, 2017, ESH REIT repurchased and retired approximately 10.8 million ESH REIT Class B common shares for approximately $62.2 million, of which approximately 4.475 million Paired Shares were repurchased and retired from certain entities affiliated with the Sponsors.
2017 Secondary Offering
In March 2017, certain selling stockholders (the "Selling Stockholders") sold approximately 25.0 million Paired Shares, pursuant to an automatic shelf registration statement as part of a secondary offering, of which ESH REIT repurchased and retired 0.625 million ESH REIT Class B common shares from the Selling Stockholders for approximately $3.8 million. The Selling Stockholders consisted solely of entities affiliated with the Sponsors and did not include officers or directors of the Corporation or ESH REIT. Neither the Corporation nor ESH REIT sold Paired Shares in the secondary offering and neither received proceeds from the secondary offering. The Corporation and ESH REIT did, however, incur professional fees in connection with the secondary offering. Total expenses incurred by ESH REIT were approximately $0.2 million during the three months ended March 31, 2017.
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
Interim Presentation—Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP have been condensed or omitted in the accompanying unaudited condensed consolidated financial statements. ESH REIT believes the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2016 included in the combined annual report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on February 28, 2017.
The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly ESH REIT’s financial position as of March 31, 2017, the results of ESH REIT’s operations and comprehensive income for the three months ended March 31, 2017 and 2016 and changes in equity and cash flows for the three months ended March 31, 2017 and 2016. Interim results are not necessarily indicative of full year performance because of the impact of accounting for contingent rental payments under lease arrangements.
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
Management assesses the performance of long-lived assets for potential impairment quarterly, as well as when events or changes in circumstances indicate the carrying amount of a group of assets may not be recoverable. Recoverability of property and equipment is measured by a comparison of the carrying amount of a group of hotel properties (groups of hotel properties align with hotels as they are grouped under ESH REIT’s operating leases) to the estimated future undiscounted cash flows expected to be generated by each group of hotel properties. Impairment is recognized when estimated future undiscounted cash flows, including proceeds from disposition, are less than the carrying value of each group of hotel properties. To the extent that a group of hotel properties is impaired, their excess carrying amount over their estimated fair value is recognized as an impairment charge and reduces income from operations. Fair value is determined based upon the discounted cash flows of a group of hotel properties, quoted market prices or independent appraisals, as considered necessary. ESH REIT recognized an impairment charge related to property and equipment of approximately $15.0 million for the three months ended March 31, 2017 and no impairment charge for the three months ended March 31, 2016 (see Notes 4 and 5). The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, then an impairment charge to further reduce the carrying value of a group of hotel properties could occur in a future period in which conditions change.
Assets Held For Sale—ESH REIT classifies assets as held for sale when management commits to a formal plan to sell the assets, actively seeks a buyer for the assets and the consummation of a sale is considered probable and is expected within one year. ESH REIT considers the consummation of a sale probable once a purchase and sale agreement has been executed, the buyer has a significant non-refundable deposit at risk and no significant financing contingencies exist. Upon designating an asset as held for sale, ESH REIT stops recognizing depreciation expense and records the asset at the lower of its carrying value, which includes allocable goodwill, or its estimated fair value, less estimated costs to sell. Any such adjustment in the carrying value is recognized as an impairment charge. As of March 31, 2017, ESH REIT classified certain assets and their related liabilities as assets held for sale and liabilities related to assets held for sale, respectively, in the accompanying unaudited condensed consolidated balance sheet (see Note 4).
Revenue Recognition—ESH REIT’s sole source of revenues is rental revenue derived from leases with subsidiaries of the Corporation (the Operating Lessees). ESH REIT records rental revenues on a straight-line basis as they are earned during the lease terms. Rents receivable from Extended Stay America, Inc. on the accompanying unaudited condensed consolidated balance sheets represent monthly rental amounts contractually due. Deferred rents receivable from Extended Stay America, Inc. on the accompanying unaudited condensed consolidated balance sheets represent the cumulative difference between straight-line rental revenues recognized and rental revenues contractually due. As scheduled rent payments begin to exceed straight-line rental revenue, this amount, approximately $35.8 million, excluding approximately $0.6 million classified as assets held for sale (see Note 4), as of March 31, 2017, will gradually decrease through the remainder of the lease terms until it is zero at the end of the lease terms in October 2018. Lease rental payments received prior to rendering services are included in unearned rental revenues from Extended Stay America, Inc. on the accompanying unaudited condensed consolidated balance sheets. Contingent rental revenues, specifically percentage rental revenues related to hotel revenues of the Operating Lessees, are recognized when such amounts are fixed and determinable (i.e., only when percentage rental revenue thresholds have been achieved).
Segments—ESH REIT’s business represents a single operating segment based on the way ESH REIT manages its business. ESH REIT’s hotels provide similar services, use similar processes to sell those services and lease the hotel properties to similar classes of customers. The amounts of long-lived assets and net revenues outside the U.S. are not significant for any period presented.
Recently Issued Accounting Standards
Goodwill—In January 2017, the Financial Accounting Standards Board ("FASB") issued an accounting standards update in which the guidance on testing for goodwill was updated to eliminate Step 2 in the determination on whether goodwill should be considered impaired. Annual and/or interim assessments are still required to be completed. This update will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. ESH REIT does not expect the adoption of this update to have a material effect on ESH REIT’s unaudited condensed consolidated financial statements.
Statement of Cash Flows—In August and November 2016, the FASB issued accounting standards updates which provide additional clarity on the classification of specific events on the statement of cash flows. These events include debt prepayment and extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, distributions received from equity method investees, and beneficial interests in securitization transactions. These updates also require amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. These updates are effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, with early adoption permitted. The adoption of these updates will require cash outflows related to debt prepayment and extinguishment costs to be classified as financing activities. Additionally, the effect of the adoption of these updates on ESH REIT's consolidated statements of cash flows will be to include restricted cash in the beginning and end of period balances of cash, restricted cash and cash equivalents. The change in restricted cash is currently included in investing activities in the consolidated statements of cash flows.
Compensation—Stock Compensation—In March 2016, the FASB issued an accounting standards update which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, and certain classifications on the statement of cash flows. ESH REIT adopted this update on January 1, 2017. The adoption of this update did not have a material effect on ESH REIT’s unaudited condensed consolidated financial statements.
Derivatives and Hedging—In March 2016, the FASB issued an accounting standards update to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts and to clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ESH REIT adopted this update on January 1, 2017. The adoption of this update did not have a material effect on ESH REIT’s unaudited condensed consolidated financial statements.
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
As of March 31, 2017, using its incremental borrowing rate with respect to the future minimum lease payments under its operating leases (ground leases), ESH REIT has preliminarily determined that the lease liability would be between approximately $8.0 million and $12.0 million and the right of use asset would be between approximately $1.5 million and $5.5 million, which includes adjustments for accrued lease payments, above market lease liabilities and lease incentives.
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

3.	NET LOSS PER SHARE
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
The calculations of basic and diluted net income (loss) per share, including a reconciliation of the numerators and denominators, are as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss	$(16,116)	$(5,130)
Less preferred dividends	(4)	(4)
Net loss available to ESH Hospitality, Inc. common shareholders	$(16,120)	$(5,134)
Class A:
Net loss available to ESH Hospitality, Inc. common shareholders - basic	$(9,078)	$(2,837)
Amounts attributable to ESH Hospitality, Inc. Class B shareholders assuming conversion	—	—
Net loss available to ESH Hospitality, Inc. common shareholders - diluted	$(9,078)	$(2,837)
Class B:
Net loss available to ESH Hospitality, Inc. common shareholders - basic	$(7,042)	$(2,297)
Amounts attributable to ESH Hospitality, Inc. Class B shareholders assuming conversion	—	—
Net loss available to ESH Hospitality, Inc. common shareholders - diluted	$(7,042)	$(2,297)
Denominator:
Class A:
Weighted average number of ESH Hospitality, Inc. common shares outstanding - basic and diluted	250,494	250,494
Class B:
Weighted average number of ESH Hospitality, Inc. common shares outstanding - basic	195,097	204,310
Dilutive securities	—	—
Weighted average number of ESH Hospitality, Inc. common shares outstanding - diluted	195,097	204,310
Net loss per ESH Hospitality, Inc. common share - Class A - basic	$(0.04)	$(0.01)
Net loss per ESH Hospitality, Inc. common share - Class A - diluted	$(0.04)	$(0.01)
Net loss per ESH Hospitality, Inc. common share - Class B - basic	$(0.04)	$(0.01)
Net loss per ESH Hospitality, Inc. common share - Class B - diluted	$(0.04)	$(0.01)

Anti-dilutive securities excluded from net loss per common share - Class B - diluted	289	60

4.	ASSETS HELD FOR SALE
On October 21, 2016, subsidiaries of ESH REIT, together with subsidiaries of the Corporation, executed a purchase and sale agreement to divest its three Extended Stay Canada hotels for $76.0 million Canadian dollars, of which $67.4 million Canadian dollars relates to ESH REIT assets, subject to adjustment. As of March 31, 2017, ESH REIT classified its portion of the contracted assets and their related liabilities as assets held for sale and liabilities related to assets held for sale, respectively, in the accompanying unaudited condensed consolidated balance sheet. ESH REIT recognized an impairment charge of approximately $15.0 million with respect to the anticipated asset sale and expects the transaction to close in the second quarter of 2017, subject to the satisfaction or waiver of customary closing conditions. The results of operations of the assets held for sale are not reported as discontinued operations.
Assets held for sale and liabilities related to assets held for sale consist of the following as of March 31, 2017 (in thousands):

Property and equipment:
Land and site improvements	$12,642
Building and improvements	19,495
Furniture, fixtures and equipment	9
Property and equipment	32,146
Other assets	54
Deferred rents receivable from Extended Stay America, Inc.	630
Goodwill	4,520
Assets held for sale	$37,350

Accounts payable and accrued liabilities	$70
Liabilities related to assets held for sale	$70

5.	PROPERTY AND EQUIPMENT
Net investment in property and equipment as of March 31, 2017, excluding assets held for sale (see Note 4), and December 31, 2016, consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Hotel properties:
Land and site improvements	$1,289,897	$1,304,503
Building and improvements	2,930,782	2,960,158
Furniture, fixtures and equipment	623,868	607,682
Total hotel properties	4,844,547	4,872,343
Undeveloped land parcel	1,675	1,675
Total cost	4,846,222	4,874,018
Less accumulated depreciation	(997,648)	(959,449)
Property and equipment - net	$3,848,574	$3,914,569
During the three months ended March 31, 2017 and 2016, ESH REIT, using Level 3 unobservable inputs, assessed property and equipment for potential impairment. ESH REIT recognized an impairment charge of approximately $15.0 million for the three months ended March 31, 2017 related to ESH REIT's Canadian asset owning subsidiary and recognized no impairment charge for the three months ended March 31, 2016. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of lease revenues and expenses based on assumed long-term growth rates, demand trends, expected future capital expenditures and estimated discount rates. These assumptions are based on ESH REIT’s historical data and experience, budgets, industry projections and micro and macro general economic condition projections.

6.	DEBT
Summary—ESH REIT’s outstanding debt, net of unamortized debt discount, and unamortized deferred financing costs as of March 31, 2017 and December 31, 2016, consists of the following (dollars in thousands):

	Stated Amount(1)		Carrying Amount			Unamortized Deferred Financing Costs				Interest Rate
Loan			March 31, 2017		December 31, 2016	March 31, 2017	December 31, 2016	Stated Interest Rate		March 31, 2017		December 31, 2016	Maturity Date
Term loan facility
2016 Term Facility	$1,300,000	(2)	$1,287,550	(3)	$1,290,560	$15,211	$15,804	LIBOR(4) + 2.50%	(5)	3.56%	(5)	3.75%	08/30/2023	(7)
Senior notes
2025 Notes	1,300,000		1,289,370	(6)	1,289,041	22,817	23,523	5.25%		5.25%		5.25%	05/01/2025
Revolving credit facility (8)
2016 Revolving Credit Facility	350,000		35,000		45,000	2,433	2,570	LIBOR + 2.75%		3.73%		3.33%	08/30/2021
Unsecured Intercompany Facility
Unsecured Intercompany Facility	75,000	(9)	50,000		50,000	—	—	5.00%		5.00%		5.00%	08/30/2023
Total			$2,661,920		$2,674,601	$40,461	$41,897

_________________________________

(1)	Amortization is interest only, except for the 2016 Term Facility which amortizes in equal quarterly installments of $3.24 million as of March 31, 2017.

(2)	ESH REIT is able to increase its borrowings under the 2016 ESH REIT Credit Facilities by an amount of up to $600.0 million, plus additional amounts, in each case subject to certain conditions.

(3)	The 2016 Term Facility is presented net of an unamortized debt discount of approximately $6.0 million and $6.2 million as of March 31, 2017 and December 31, 2016, respectively.

(4)	As of December 31, 2016, the stated interest rate of the 2016 Term Facility was LIBOR + 3.00% and included a LIBOR floor of 0.75%.

(5)	$500.0 million of the 2016 Term Facility is subject to an interest rate swap at a fixed rate of 1.175% (see Note 7).

(6)	The 2025 Notes are presented net of an unamortized debt discount of approximately $10.6 million and $11.0 million as of March 31, 2017 and December 31, 2016, respectively.

(7)
In addition to scheduled amortization noted in (1) above, subject to certain exceptions, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required under the 2016 Term Facility commencing with the year ending December 31, 2017. Annual mandatory prepayments for the year ending December 31, 2017 and each year thereafter are due during the first quarter of the following year.

(8)	Unamortized deferred financing costs related to the 2016 Revolving Credit Facility are included in other assets in the accompanying unaudited condensed consolidated balance sheets.

(9)
As of March 31, 2017, the outstanding balance owed from ESH REIT to the Corporation under the Unsecured Intercompany Facility was $50.0 million. ESH REIT is able to increase its borrowings under the Unsecured Intercompany Facility to an amount of up to $300.0 million, plus additional amounts, in each case subject to certain conditions.

On March 1, 2017, ESH REIT entered into an amendment to the 2016 Term Facility with the lenders thereunder (such amendment, the "Repricing Amendment"). The Repricing Amendment had the following impact on the 2016 Term Facility: (i) decreased the interest rate spread on LIBOR based loans from 3.0% to 2.5%; (ii) decreased the interest rate spread on base rate loans from 2.0% to 1.5%; (iii) removed the floor of 0.75% on LIBOR based loans; (iv) removed the floor of 2.0% on base rate loans; (v) removed ranges on interest rate spreads for all loan types that are currently dependent upon ESH REIT’s credit rating; and (vi) extended the 1% prepayment penalty through September 1, 2017 (prepayments made after September 1, 2017 are not subject to a prepayment penalty, other than customary “breakage” costs).
ESH REIT Credit Facilities
On August 30, 2016, ESH REIT entered into a credit agreement, as may be amended and supplemented from time to time, providing for senior secured credit facilities (collectively the "2016 ESH REIT Credit Facilities") consisting of a $1,300.0 million senior secured term loan facility (the "2016 Term Facility") and a $350.0 million senior secured revolving credit facility (the "2016 ESH REIT Revolving Credit Facility"). Subject to the satisfaction of certain criteria, borrowings under the 2016 ESH REIT Credit Facilities may be increased by an amount of up to $600.0 million, plus additional amounts, so long as, after giving effect to the incurrence of such incremental facility and the application of proceeds thereof, its pro-forma senior loan-to-value ratio is less than or equal to 45%.

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

The 2016 ESH REIT Credit Facilities contain a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends and distributions, make certain investments and other restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, sell assets or merge, consolidate or transfer all or substantially all of their assets. The 2016 ESH REIT Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases and management agreements. If an event of default occurs, the administrative agent is entitled to take various actions, including the acceleration of amounts due under the 2016 ESH REIT Credit Facilities and additional actions that a secured creditor is permitted to take following a default. As of March 31, 2017, ESH REIT was in compliance with all covenants under the 2016 ESH REIT Credit Facilities.
2016 Term Facility—The 2016 Term Facility, as currently amended, bears interest at a rate equal to (i) LIBOR plus 2.50% or (ii) base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50% or (C) the one-month adjusted LIBOR rate plus 1.00%) plus 1.50%. The 2016 Term Facility amortizes in equal quarterly installments in annual amounts of 1.0% of the principal amount outstanding as of the Repricing Amendment, or approximately $13.0 million as of March 31, 2017, with the remaining balance payable at maturity. In addition to scheduled amortization, subject to certain exceptions, mandatory prepayments of up to 50% of annual Excess Cash Flow may be required based on ESH REIT's Consolidated Leverage Ratio, each as defined. Annual mandatory prepayments are due during the first quarter of the following year. The 2016 Term Facility matures on August 30, 2023.
ESH REIT has the option to voluntarily prepay outstanding loans under the 2016 Term Facility at any time upon three business days’ prior written notice for LIBOR loans or on one business day’s prior written notice for base rate loans. In addition to customary "breakage" costs with respect to LIBOR loans, amounts refinanced, substituted or replaced by indebtedness which has a lower all-in yield than the all-in yield under the 2016 Term Facility on or prior to September 1, 2017 (other than as a result of a transformative transaction) are subject to a prepayment penalty equal to 1.00% of the aggregate principal amount refinanced, substituted or replaced. Prepayments made after September 1, 2017 are not subject to a prepayment penalty.

2016 ESH REIT Revolving Credit Facility—The 2016 ESH REIT Revolving Credit Facility provides for the issuance of up to $50.0 million of letters of credit. Borrowings under the facility bear interest at a rate equal to (i) LIBOR plus a spread that ranges from 2.25% to 2.75% based on ESH REIT’s Total Net Leverage Ratio, as defined, or (ii) base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50%, or (C) the one-month adjusted LIBOR rate plus 1.00%) plus a spread that ranges from 1.25% to 1.75% based on ESH REIT’s Total Net Leverage Ratio, as defined. There is no scheduled amortization under the 2016 ESH REIT Revolving Credit Facility and the facility matures on August 30, 2021.

In addition to paying interest on outstanding principal, ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the amount outstanding under the facility. ESH REIT is also required to pay customary letter of credit fees and agency fees. As of March 31, 2017, ESH REIT had no letters of credit outstanding under the facility, an outstanding balance of $35.0 million and available borrowing capacity of $315.0 million.

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
ESH REIT Senior Notes Due 2025
In May 2015, ESH REIT issued $500.0 million of its 5.25% senior notes due in 2025 (together with the $800.0 million of additional notes, the “2025 Notes”) under an indenture (the “Indenture”) with Deutsche Bank Trust Company Americas, as trustee, at 100% of par value in a private placement pursuant to Rule 144A of the Securities Act ("Rule 144A"). In March 2016, ESH REIT issued an additional $800.0 million of the 2025 Notes under the Indenture at 98.5% of par value in a private placement pursuant to Rule 144A. The 2025 Notes mature on May 1, 2025 and bear interest at a fixed rate of 5.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year.

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
The Indenture contains a number of customary covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, create certain liens, pay dividends or distributions, make certain investments and other restricted payments, enter into affiliate transactions, sell assets or merge, consolidate or transfer all or substantially all of their assets. The Indenture also contains certain customary events of default, including, but not limited to, cross-defaults to certain other indebtedness. If an event of default occurs, the holders of the Notes and the Trustee are entitled to take various actions, including declaring the 2025 Notes immediately due and payable. As of March 31, 2017, ESH REIT was in compliance with all covenants set forth in the Indenture.
Unsecured Intercompany Facility
On August 30, 2016, ESH REIT and the Corporation entered into an unsecured intercompany credit facility (the "Unsecured Intercompany Facility"). As of March 31, 2017, the amount outstanding under the facility totaled $50.0 million. Subject to certain conditions, the principal amount of the Unsecured Intercompany Facility may be increased up to an amount that shall not exceed the greater of (i) $300.0 million and (ii) an unlimited amount so long as the incremental loan-to-value ratio, determined on a pro-forma basis as of the last day of the most recently ended test period, as if any incremental loans available under such incremental commitments had been outstanding on the last day of such period, and, in each case, without netting the cash proceeds of any such incremental loans, does not exceed 5.0%. Loans under the facility bear interest at 5.00% per annum. There is no scheduled amortization under the facility and the facility matures on August 30, 2023. ESH REIT has the option to voluntarily prepay outstanding loans at any time upon one business day’s prior written notice.

The Unsecured Intercompany Facility contains a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends or distributions, make certain investments and other restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, sell assets or merge, consolidate or transfer all or substantially all of their assets. The facility contains certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases and management agreements. If an event of default occurs, the Corporation is entitled to take various actions, including the acceleration of amounts due under the facility and all other actions that a creditor is permitted to take following a default. As of March 31, 2017, ESH REIT was in compliance with all covenants under the Unsecured Intercompany Facility.

Future Maturities of Debt—The future maturities of debt as of March 31, 2017, are as follows (in thousands):

Years Ending December 31,
Remainder of 2017	$9,726
2018	12,968
2019	12,968
2020	12,968
2021	47,968
Thereafter	2,581,910	(1)
Total	$2,678,508
______________________

(1)
Under the 2016 Term Facility, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required commencing with the year ending December 31, 2017. Annual mandatory prepayments for the year ending December 31, 2017 and each year thereafter are due during the first quarter of the following year.

Fair Value of Debt—As of March 31, 2017 and December 31, 2016, the estimated fair value of ESH REIT’s debt was approximately $2.7 billion. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on ESH REIT’s debt (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available.

7.	DERIVATIVE INSTRUMENTS
ESH REIT from time to time uses derivative instruments to manage its exposure to interest rate and foreign currency exchange rate risks. ESH REIT’s primary objective in holding derivatives is to reduce the volatility of cash flows and earnings associated with changes in interest rates and foreign currency exchange rates. ESH REIT’s derivatives expose it to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. ESH REIT seeks to mitigate such risks by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. Management does not expect material losses as a result of defaults by counterparties.
In September 2016, ESH REIT entered into a floating-to-fixed interest rate swap at a fixed rate of 1.175% and a floating rate of one-month LIBOR, subject to a LIBOR floor of 0.75%, to manage its exposure to interest rate risk on a portion of its variable rate debt. In February 2017, ESH REIT executed an amendment to its swap agreement, the impact of which was to remove the LIBOR floor on floating rate cash flows. The notional amount of the interest rate swap as of March 31, 2017 was $500.0 million. Beginning April 1, 2017, the notional amounts decreases to $450.0 million, and continues to decrease by an additional $50.0 million every six months until the swap's maturity in September 2021. Subsequent to February 2017, changes in the swap's fair value are recognized currently in earnings and are included in the line item other non-operating income on the accompanying unaudited condensed consolidated statements of operations. The fair value of the interest rate swap as of March 31, 2017 and December 31, 2016 was approximately $5.3 million and $5.0 million, respectively, and is included in other assets on the accompanying unaudited condensed consolidated balance sheets. The amounts recorded in accumulated other comprehensive income as of March 31, 2017 and December 31, 2016 were approximately $4.4 million and $5.0 million, net of tax, respectively, and the amounts recorded in other non-operating income for the three months ended March 31, 2017 and 2016 were approximately $1.3 million and $0, respectively.

8.	INCOME TAXES
ESH REIT has elected to be taxed and expects to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). A REIT is a legal entity that holds real estate assets and is generally not subject to federal and state income taxes. In order to maintain qualification as a REIT, ESH REIT is required to distribute at least 90% of its taxable income, excluding net capital gain, to its shareholders each year. In addition, ESH REIT must meet a number of complex organizational and operational requirements. If ESH REIT were to fail to qualify as a REIT in any taxable year, it would be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and generally would be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it lost its REIT qualification. Even in qualifying as a REIT, ESH REIT may be subject to state and local taxes in certain jurisdictions, and is subject to federal income and excise taxes on undistributed income.

ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. Accordingly, ESH REIT expects to distribute approximately 100% of its taxable income for the foreseeable future.
ESH REIT recorded a benefit for state and foreign income taxes of approximately $0.4 million for the three months ended March 31, 2017, an effective rate of approximately 2.5%, as compared with a benefit of approximately $3.6 million for the three months ended March 31, 2016, an effective rate of approximately 41.2%. ESH REIT’s effective rate differs from the federal statutory rate of 35% primarily due to ESH REIT’s status as a REIT under the provisions of the Code. During the three months ended March 31, 2016, ESH REIT recognized a benefit of approximately $1.3 million related to payable adjustments and a benefit of approximately $2.3 million with respect to the reversal of net deferred tax liabilities which related to the previously estimated 5% of taxable income expected to be retained by ESH REIT under its prior 95% distribution policy, which was changed during the three months ended March 31, 2016.
ESH REIT’s income tax returns for the years 2013 to present are subject to examination by the Internal Revenue Service and other taxing authorities.

9.	RELATED PARTY TRANSACTIONS
Revenues and Overhead Expenses
Leases and Rental Revenues—ESH REIT’s revenues are derived from four leases. The counterparty to each lease agreement is a subsidiary of the Corporation. Fixed rental revenues are recognized on a straight-line basis. For the three months ended March 31, 2017 and 2016, ESH REIT recognized fixed rental revenues of approximately $116.3 million and $116.2 million, respectively. Due to the fact that percentage rental revenue thresholds specified in the leases were not achieved during the first quarter of 2017 or 2016, ESH REIT recognized no percentage rental revenues for the three months ended March 31, 2017 or 2016.
Overhead Expenses—ESA Management incurs costs under a services agreement with the Corporation and ESH REIT for certain overhead services performed on the entities' behalf. The services relate to executive management, accounting, financial analysis, training and technology. For the three months ended March 31, 2017 and 2016, ESH REIT incurred approximately $2.4 million and $2.0 million, respectively, related to this agreement, which is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The expenses ESH REIT incurred under this services agreement include expenses related to applicable employees that participate in the Corporation’s long-term incentive plan (as described in Note 11). Such charges were approximately $0.4 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.
Debt and Equity Transactions
Share Repurchases—During the three months ended March 31, 2017, ESH REIT repurchased and retired 0.625 million Class B common shares from the Selling Stockholders for approximately $3.8 million. These shares were purchased in connection with the secondary offering consummated in the first quarter of 2017 and pursuant to, and counted toward, the combined Paired Share repurchase program.
Senior Notes Due 2025—In March 2016, in connection with ESH REIT's $800.0 million issuance of its 2025 Notes discussed in Note 6, an affiliate of one of the Sponsors acted as an initial purchaser and purchased $24.0 million of the 2025 Notes. As such, the affiliate of one of the Sponsors earned approximately $0.4 million in fees related to the transaction during the three months ended March 31, 2016.
Unsecured Intercompany Facility—As of March 31, 2017, the outstanding balance owed by ESH REIT to the Corporation under the Unsecured Intercompany Facility was $50.0 million. ESH REIT is able to increase its borrowings under the Unsecured Intercompany Facility to an amount of up to $300.0 million, plus additional amounts, in each case, subject to certain conditions (see Note 6). During the three months ended March 31, 2017, ESH REIT incurred approximately $0.6 million in interest expense related to the Unsecured Intercompany Facility.
Distributions—The Corporation owns all of the Class A common stock of ESH REIT, which represents approximately 56% of the outstanding shares of common stock of ESH REIT. During the three months ended March 31, 2017, ESH REIT paid distributions of approximately $37.6 million to the Corporation in respect of the Class A common stock of ESH REIT. During the three months ended March 31, 2016, ESH REIT paid distributions of approximately $85.2 million (of which approximately $47.6 million had been declared as of December 31, 2015) to the Corporation in respect of the Class A common stock of ESH REIT.

Issuance of Common Stock—In March 31, 2017, ESH REIT issued, and was compensated approximately $1.7 million for, approximately 283,000 shares of Class B common stock, each of which was attached to a share of Corporation common stock to form a Paired Share, used to settle vested restricted stock units. In March 2016, ESH REIT issued, and was compensated approximately $1.1 million for, approximately 199,000 shares of Class B common stock, each of which was attached to a share of Corporation common stock to form a Paired Share, used to settle vested restricted stock units.
Related Party Balances
Related party transaction balances as of March 31, 2017 and December 31, 2016, include the following (in thousands):

	March 31, 2017	December 31, 2016
Leases:
Rents receivable(1)	$19,733	$2,609
Deferred rents receivable(2)	$35,796	$40,259
Unearned rental revenues(1)	$(75,272)	$(39,898)

Debt:
Loan payable (Unsecured Intercompany Facility)(3)	$(50,000)	$(50,000)

Working capital and other:
Ordinary working capital(4)	$(10,068)	$(12,566)
Equity awards receivable (payable)(5)	(69)	958
Total working capital and other(6)	$(10,137)	$(11,608)
______________________

(1)
Fixed minimum rents are due one-month in advance. Percentage rents are due one-month in arrears. Rents receivable relate to March 2017 and December 2016 percentage rent, respectively. Unearned rental revenues relate to April 2017 and January 2017 fixed minimum rent, respectively.

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

(4)	Represents disbursements and/or receipts made by the Corporation or ESH REIT on the other entity's behalf. Includes overhead expenses incurred by the Corporation on ESH REIT's behalf.

(5)	Represents amounts related to restricted stock units not yet settled or issued.

(6)	Outstanding balances are typically repaid within 60 days.

10.	COMMITMENTS AND CONTINGENCIES
Lease Commitments—ESH REIT is a tenant under long-term ground leases at four of its hotel properties. The initial terms of the ground lease agreements terminate at various dates between 2021 and 2096, and three leases include multiple renewal options for generally five or 10 year periods. Rent expense on ground leases is recognized on a straight-line basis and was approximately $0.3 million for each of the three months ended March 31, 2017 and 2016. Ground lease expense is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.
Other Commitments—ESH REIT has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of its properties is located. The initial term of the agreement terminates in 2031. The cost related to this commitment was approximately $0.1 million for each of the three months ended March 31, 2017 and 2016 and is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.
Paired Share Repurchase Commitment—As of March 31, 2017, ESH REIT agreed to repurchase approximately 0.1 million Class B common shares for approximately $0.3 million, for which settlement had not yet occurred.
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
The Corporation and ESH REIT each maintain a long-term incentive plan (“LTIP”), as amended and restated in 2015, approved by their shareholders. Under the LTIPs, the Corporation and ESH REIT may issue to eligible employees or directors restricted stock awards ("RSAs"), restricted stock units ("RSUs") or other equity-based awards, in respect of Paired Shares, with service, performance or market vesting conditions. The aggregate number of Paired Shares that may be the subject of awards under the LTIPs shall not exceed 8.0 million, of which no more than 4.0 million may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIP has a share reserve of an equivalent number of shares of Corporation common stock and ESH REIT Class B common stock. As of March 31, 2017, approximately 3.8 million Paired Shares were available for future issuance under the LTIPs.
Equity-based compensation expense is recognized by amortizing the grant-date fair value of the equity-based awards, less estimated forfeitures, on a straight-line basis over the requisite service period of each award. The grant-date fair value of equity-based awards is based on the closing price of a Paired Share on the date of grant. A portion of the grant-date fair value of all equity-based awards is allocated to a share of Corporation common stock and a portion is allocated to a share of ESH REIT Class B common stock. Expense related to the portion of the grant-date fair value with respect to a share of Corporation common stock is recorded as a payable due to the Corporation. Expense related to the portion of the grant-date fair value with respect to a share of ESH REIT Class B common stock is recorded as an increase to additional paid in capital.
ESH REIT incurred approximately $0.1 million of equity-based compensation expense related to its equity-based awards for each of the three months ended March 31, 2017 and 2016.
As of March 31, 2017, there was approximately $0.2 million of unrecognized compensation expense related to outstanding equity-based awards, which is expected to be recognized subsequent to March 31, 2017 over a weighted-average period of approximately 1.8 years. Total unrecognized compensation expense will be adjusted for actual forfeitures.

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

The Corporation accounts for awards issued under its LTIP in a manner similar to ESH REIT. For all LTIP awards granted by the Corporation, ESH REIT will receive compensation for the fair value of the Class B shares on the date of settlement of such Class B shares by ESH REIT. As of March 31, 2017, the Corporation has granted a total of approximately 3.1 million service-based, performance-based and market-based RSUs, of which approximately 1.2 million RSUs were either forfeited or settled. As a counterparty to these outstanding RSUs, ESH REIT is expected to issue and be compensated in cash for approximately 2.0 million shares of Class B common stock of ESH REIT in future periods, assuming performance-based awards vest at 100% and no forfeitures.
RSA/RSU activity during the three months ended March 31, 2017, was as follows:

	Number of RSAs/RSUs (in thousands)	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2017	28	$14.57
Granted	—	$—
Settled	(7)	$10.32
Forfeited	—	$—
Outstanding at March 31, 2017	21	$16.00
Vested at March 31, 2017	—	$—
Nonvested at March 31, 2017	21	$16.00

12.	SUBSEQUENT EVENTS
Subsequent to March 31, 2017, ESH REIT repurchased and retired its respective portion of approximately 0.2 million ESH REIT Class B common shares for approximately $1.2 million.

On April 27, 2017, the Board of Directors of ESH REIT declared a cash distribution of $0.14 per share for the first quarter of 2017 on its Class A and Class B common stock. The distribution is payable on May 25, 2017 to shareholders of record as of May 11, 2017.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements of Extended Stay America, Inc. (the "Corporation") and ESH Hospitality, Inc. ("ESH REIT") included in Item 1 in this combined quarterly report on Form 10-Q.
Background and Certain Defined Terms

The following defined terms relate to the corporate structure of the Corporation and ESH REIT, company-wide initiatives and/or lodging industry operating metrics. Unless otherwise indicated or the context requires:

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

•	Sponsors collectively means Centerbridge Partners, L.P., Paulson & Co. Inc. and The Blackstone Group L.P. and their funds or affiliates.

For ease of presentation:

•	When we refer to our ownership of hotel properties, we are referring to the hotel properties owned by subsidiaries of ESH REIT.

•	When we refer to the management and operation of our hotels, we are referring to the management of hotels by ESA Management and the operation of hotels by the Operating Lessees.

•	When we refer to our brands, we are referring to intellectual property related to our business owned by ESH Strategies.

•	When we refer to our management team, executives or officers, we are referring to the management team, executives and officers of the Corporation and ESH REIT.

     The following discussion may contain forward-looking statements about our market, analysis, future trends, the demand for our services, capital expenditures and other future results, including hotel unit and other growth opportunities, asset dispositions and distributions, among other topics. Actual results may differ materially from those suggested by our forward-looking statements for various reasons, including those discussed in “Risk Factors” in our combined annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2017, and “Cautionary Note Regarding Forward-Looking Statements” contained herein. Those sections expressly qualify any subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf.

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
Overview
We are the largest integrated owner/operator of company-branded hotels in North America. Our business operates in the extended stay segment of the lodging industry, and as of March 31, 2017, we owned and operated 629 hotel properties comprising approximately 69,400 rooms located in 44 states across the United States and in Canada. We own and operate the substantial majority of our hotels under our core brand, Extended Stay America, which serves the mid-price extended stay segment, and accounts for approximately 43% of the segment by number of rooms in the United States. In addition, we own and operate three Extended Stay Canada hotels.
Our extended stay hotels are designed to provide an affordable and attractive alternative to traditional lodging or apartment accommodations and are targeted toward self-sufficient, value-conscious guests. Our hotels feature fully-furnished rooms with in-room kitchens, complimentary grab-and-go breakfast, free WiFi, flat screen TVs and on-site guest laundry. Our guests include business travelers, leisure travelers, professionals on temporary work or training assignments, persons relocating, temporarily displaced or purchasing a home and anyone else in need of temporary housing. Our guests generally rent accommodations on a weekly or longer term basis. For the twelve months ended March 31, 2017, approximately 36.2%, 22.5% and 41.3% of our total revenues were derived from guests with stays from 1-6 nights, from 7-29 nights and 30 or more nights, respectively.
We use a central reservation system to provide access to our hotel inventory through a wide variety of channels—property-direct, our central call center, our desktop and mobile websites, travel agency global distribution systems and wholesale and online travel agents. We outsource our reservation system, call center and management of our website. For the twelve months ended March 31, 2017, approximately 32.5% of our total revenues was derived from property-direct reservations, approximately 24.8% was derived from our central call center, approximately 17.4% was derived from our own proprietary website, approximately 20.7% was derived from online travel agents and approximately 4.6% was derived from travel agency global distribution systems.
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
In October 2016, the Corporation and ESH REIT executed a purchase and sale agreement to divest three Extended Stay Canada hotels for $76.0 million Canadian dollars, subject to adjustment. This transaction is expected to close in the second quarter of 2017, subject to the satisfaction or waiver of customary closing conditions. In addition, in October 2016, ESH REIT executed a purchase and sale agreement to divest one property for approximately $44.8 million, subject to adjustment. This transaction is expected to close in the fourth quarter of 2017, subject to the satisfaction or waiver of customary closing conditions.

Understanding Our Results of Operations—The Company
Revenues and Expenses. The Company’s revenues are derived from hotel ownership and operations. Hotel operating expenses account for the largest portion of the Company’s operating expenses and reflect ongoing expenses associated with the ownership and operation of our hotels.
The following table presents the components of the Company’s revenues as a percentage of our total revenues for the three months ended March 31, 2017:

Percentage of 2017 Year to Date Revenues
• Room revenues. Room revenues are driven primarily by ADR and occupancy. Pricing policy and customer mix are significant drivers of ADR. Due to our relatively high occupancy levels, our primary focus is on increasing RevPAR by increasing ADR. For the three months ended March 31, 2017, we experienced RevPAR growth of approximately 2.1% compared to the three months ended March 31, 2016, mainly due to a shift in our customer mix to a greater number of high yield, shorter-stay business and leisure guests, the collective impact of our hotel renovation program and focus on service excellence.	98.2%
• Other hotel revenues. Other hotel revenues include ancillary revenues such as laundry revenues, vending commissions, additional housekeeping fees and pet charges. Occupancy and customer mix, as well as the number and percentage of guests that have longer-term stays, have been historical drivers of other hotel revenues.	1.8%
The following table presents the components of the Company’s operating expenses as a percentage of our total operating expenses for the three months ended March 31, 2017:

Percentage of 2017 Year to Date Operating Expenses
•     Hotel operating expenses. Hotel operating expenses have both fixed and variable components. Operating expenses that are relatively fixed include personnel expense, real estate tax expense and property insurance premium expense. Occupancy is a key driver of expenses that have a high degree of variability such as housekeeping services and amenity costs. Other variable expenses include marketing costs, reservation costs, property insurance claims expense and repairs and maintenance expense. We experienced a decrease in hotel operating expenses of approximately $3.9 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, mainly due to decreases in maintenance expense, reservation costs, utilities expense and amenity costs offset by an increase in loss on disposal of assets and personnel expense.
59.5%
• General and administrative expenses. General and administrative expenses include expenses associated with corporate overhead. These costs consist primarily of compensation expense of our corporate staff, which includes equity-based compensation, and professional fees, including audit, tax, legal and consulting fees.	11.1%
• Depreciation and amortization. Depreciation and amortization is a non-cash charge that relates primarily to the acquisition and related usage of hotels and other property and equipment, including capital expenditures incurred with respect to our hotel renovations.	24.2%
• Impairment of long-lived assets. Impairment of long-lived assets is a non-cash charge recognized when events and circumstances indicate that the carrying value of an individual asset, or group of assets, may not be recoverable.	5.2%

Understanding Our Results of Operations—ESH REIT
Revenues. ESH REIT’s rental revenues are generated from leasing its hotel properties to the Operating Lessees. Rental revenues consist of fixed minimum rental payments recognized on a straight-line basis over the lease terms plus specified percentages of total hotel revenues over designated thresholds.
Expenses. The following table presents the components of ESH REIT’s operating expenses as a percentage of ESH REIT’s total operating expenses for the three months ended March 31, 2017:

Percentage of 2017 Year to Date Operating Expenses
• Hotel operating expenses. ESH REIT’s hotel operating expenses include expenses directly related to ownership of the hotels, such as real estate tax expense, loss on disposal of assets and property insurance premium and claims expense.	23.9%
• General and administrative expenses. General and administrative expenses include overhead expenses incurred directly by ESH REIT and administrative costs reimbursed to ESA Management.	4.7%
• Depreciation. Depreciation is a non-cash charge that relates primarily to the acquisition and related usage of hotels and other property and equipment, including capital expenditures incurred with respect to our hotel renovations.	56.4%
• Impairment of long-lived assets. Impairment of long-lived assets is a non-cash charge recognized when events and circumstances indicate that the carrying value of an individual asset, or group of assets, may not be recoverable.	15.0%
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

Results of Operations—The Company
Comparison of Three Months Ended March 31, 2017 and March 31, 2016
As of March 31, 2017 and 2016, the Company owned and operated 629 hotels consisting of approximately 69,400 rooms. The following table presents our consolidated results of operations for the three months ended March 31, 2017 and 2016, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended March 31,
	2017	2016	Change ($)	Change (%)
Revenues:
Room revenues	$285,808	$283,137	$2,671	0.9%
Other hotel revenues	5,183	4,421	762	17.2%
Total revenues	290,991	287,558	3,433	1.2%
Operating expenses:
Hotel operating expenses	141,660	145,560	(3,900)	(2.7)%
General and administrative expenses	26,307	24,952	1,355	5.4%
Depreciation and amortization	57,671	53,308	4,363	8.2%
Impairment of long-lived assets	12,423	—	12,423	n/a
Total operating expenses	238,061	223,820	14,241	6.4%
Other income	1	18	(17)	(94.4)%
Income from operations	52,931	63,756	(10,825)	(17.0)%
Other non-operating income	(1,221)	(878)	(343)	39.1%
Interest expense, net	33,606	46,985	(13,379)	(28.5)%
Income before income tax expense	20,546	17,649	2,897	16.4%
Income tax expense	4,483	2,896	1,587	54.8%
Net income	16,063	14,753	1,310	8.9%
Net loss attributable to noncontrolling interests (1)	7,038	2,293	4,745	206.9%
Net income attributable to Extended Stay America, Inc. common shareholders	$23,101	$17,046	$6,055	35.5%
________________________________

(1)	Noncontrolling interests in Extended Stay America, Inc. include approximately 44% of ESH REIT’s common equity.
The following table presents key operating metrics, including occupancy, ADR, RevPAR, hotel inventory and renovation displacement data for our hotels for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,
	2017	2016	Change
Number of hotels (as of March 31)	629	629	—
Number of rooms (as of March 31)	69,383	69,383	—
Occupancy	70.4%	69.5%	90 bps
ADR	$64.99	$64.47	0.8%
RevPAR	$45.76	$44.83	2.1%
Hotel Inventory (as of March 31)(1):
Renovated Extended Stay America (2)	608	495	113
Unrenovated Extended Stay America and other	21	134	(113)
Total number of hotels	629	629	—
Renovation Displacement Data (in thousands, except percentages) (1)
Total available room nights	6,244	6,316	(72)
Room nights displaced from renovation	89	122	(33)
% of available room nights displaced	1.4%	1.9%	(50) bps
_________________________________

(1)	See "—Liquidity and Capital Resources—Capital Expenditures—Hotel Renovation Program."

(2)	Includes three Extended Stay Canada-branded hotels.

Room revenues. Room revenues increased by approximately $2.7 million, or 0.9%, to approximately $285.8 million for the three months ended March 31, 2017 compared to approximately $283.1 million for the three months ended March 31, 2016.  The increase in room revenues was primarily due to a 0.8% increase in ADR as well as a 90 bps increase in occupancy, resulting in a 2.1% increase in RevPAR. These increases were primarily a result of a shift in our customer mix to a greater number of high yield, shorter-stay business and leisure guests, the collective impact of our hotel renovation program and focus on service excellence.
Other hotel revenues. Other hotel revenues increased by approximately $0.8 million, or 17.2%, to approximately $5.2 million for the three months ended March 31, 2017 compared to approximately $4.4 million for the three months ended March 31, 2016.
Hotel operating expenses. Hotel operating expenses decreased by approximately $3.9 million million, or 2.7%, to approximately $141.7 million for the three months ended March 31, 2017 compared to approximately $145.6 million for the three months ended March 31, 2016. The decrease in hotel operating expenses was partly due to a decrease in maintenance expense of approximately $1.6 million as well as decreases in reservation costs of approximately $1.5 million which related to a decrease in commissionable bookings through certain online travel agents as well as a shift in booking channels by our guests, utilities expense of approximately $0.7 million and amenity costs of approximately $0.7 million. These decreases were partially offset by increases in loss on disposal of assets of approximately $0.6 million and personnel expense of approximately $0.5 million mainly due to an increase in our short-term incentive compensation.
General and administrative expenses. General and administrative expenses increased by approximately $1.4 million, or 5.4%, to approximately $26.3 million for the three months ended March 31, 2017 compared to approximately $25.0 million for the three months ended March 31, 2016. The increase was driven by an increase in consulting and professional fees of approximately $2.1 million, including an increase in secondary offering costs of approximately $0.4 million. These increases were partially offset by a decrease in personnel costs, including equity-based compensation expense of approximately $0.4 million.
Depreciation and amortization. Depreciation and amortization increased by approximately $4.4 million, or 8.2%, to approximately $57.7 million for the three months ended March 31, 2017 compared to approximately $53.3 million for the three months ended March 31, 2016, which was primarily due to an increase in investment in hotel assets as a result of our hotel renovation program.
Impairment of long-lived assets. Asset impairments are recorded as required based on an evaluation of property and equipment and intangible assets for impairment. During the three months ended March 31, 2017, we recognized an impairment charge of approximately $12.4 million related to our three Extended Stay Canada hotels classified as assets held for sale as of March 31, 2017. No impairment charge was recognized during the three months ended March 31, 2016.
Other non-operating income. During the three months ended March 31, 2017, we recognized a non-cash gain on the change in the mark-to-market value of our interest rate swap of approximately $1.3 million, partially offset by a non-cash foreign currency transaction loss of approximately $0.1 million, mainly related to the appreciation of the U.S. dollar versus the Canadian dollar at our Canadian currency-based entities. During the three months ended March 31, 2016, we recognized a non-cash foreign currency transaction gain of approximately $0.9 million, mainly related to the depreciation of the U.S. dollar versus the Canadian dollar at our Canadian currency-based entities.
Interest expense, net. Excluding debt modification costs of approximately $1.2 million incurred during the three months ended March 31, 2017 related to the repricing of ESH REIT's $1,300.0 million senior secured term loan facility (the “2016 Term Facility”), and excluding debt extinguishment costs of approximately $12.1 million incurred during the three months ended March 31, 2016 related to the full repayment of the balance of approximately $366.5 million outstanding under ESH REIT’s $375.0 million term loan facility entered into in June 2014 (the “2014 Term Loan”) and the repayment of approximately $433.5 million outstanding under ESH REIT’s $2.52 billion mortgage loan entered into in November 2012 (the “2012 Mortgage Loan”), consisting of the write-off of unamortized deferred financing costs and debt discount of approximately $8.4 million and prepayment penalties and other costs of approximately $3.7 million, respectively, net interest expense decreased by approximately $2.4 million, or 7.0%, to approximately $32.4 million for the three months ended March 31, 2017 compared to approximately $34.9 million for the three months ended March 31, 2016. The Company’s weighted-average interest rate decreased from 4.6% as of March 31, 2016 to 4.4% as of March 31, 2017. Additionally, the Company’s total outstanding debt balance decreased from $2.8 billion, net of unamortized deferred financing costs and debt discounts, as of March 31, 2016 to $2.6 billion, net of unamortized deferred financing costs and debt discounts, as of March 31, 2017.

Income tax expense. Our effective income tax rate increased by approximately 5.4 percentage points to approximately 21.8% for the three months ended March 31, 2017 compared to approximately 16.4% for the three months ended March 31, 2016. The Company's effective tax rate is lower than the federal statutory rate of 35% due to ESH REIT's status as a REIT under the provisions of the Internal Revenue Code of 1986 (the "Code") during these periods. During the three months ended March 31, 2016 the Company recognized a benefit of approximately $0.3 million related to current payable adjustments and a benefit of approximately $1.7 million with respect to the reversal of net deferred tax liabilities which related to the previously estimated 5% of taxable income expected to be retained under ESH REIT's prior 95% distribution policy, which was changed during the three months ended March 31, 2016.
Results of Operations—ESH REIT
ESH REIT’s sole source of revenues is lease rental revenues and its hotel operating expenses reflect only those hotel operating expenses incurred directly related to ownership of the hotels. Administrative costs reimbursed to ESA Management are reflected as a component of general and administrative expenses.
Comparison of Three Months Ended March 31, 2017 and March 31, 2016
As of March 31, 2017 and 2016, ESH REIT owned 629 hotels consisting of approximately 69,400 rooms. The following table presents ESH REIT’s consolidated results of operations for the three months ended March 31, 2017 and 2016, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended March 31,
	2017	2016	Change ($)	Change (%)
Revenues- Rental revenues from Extended Stay America, Inc.	$116,294	$116,242	$52	0.0%
Operating expenses:
Hotel operating expenses	23,955	24,371	(416)	(1.7)%
General and administrative expenses	4,702	3,034	1,668	55.0%
Depreciation	56,537	52,040	4,497	8.6%
Impairment of long-lived assets	15,046	—	15,046	n/a
Total operating expenses	100,240	79,445	20,795	26.2%
Income from operations	16,054	36,797	(20,743)	(56.4)%
Other non-operating income	(1,164)	(773)	(391)	50.6%
Interest expense, net	33,752	46,290	(12,538)	(27.1)%
Loss before income tax benefit	(16,534)	(8,720)	(7,814)	89.6%
Income tax benefit	(418)	(3,590)	3,172	(88.4)%
Net loss	$(16,116)	$(5,130)	$(10,986)	(214.2)%
Rental revenues from Extended Stay America, Inc. Rental revenues increased by approximately $0.1 million, or 0.0%, to approximately $116.3 million for the three months ended March 31, 2017 compared to approximately $116.2 million for the three months ended March 31, 2016. Rental revenues consist of fixed minimum rental payments recognized on a straight-line basis over the terms of the lease plus specified percentages of total hotel revenues over designated thresholds. No percentage rental revenues were recognized during the three months ended March 31, 2017 or 2016 due to the fact that percentage rental revenue thresholds were not yet achieved during the periods.
Hotel operating expenses. Hotel operating expenses decreased by approximately $0.4 million, or 1.7%, to approximately $24.0 million for the three months ended March 31, 2017 compared to approximately $24.4 million for the three months ended March 31, 2016. This decrease was due to a decrease in property related costs that were obligations of ESH REIT due to its ownership of the hotels, including property insurance claims and other related expenses of approximately $1.0 million. This decrease was offset by an increase in loss on disposal of assets of approximately $0.6 million.
General and administrative expenses. General and administrative expenses increased by approximately $1.7 million, or 55.0%, to approximately $4.7 million for the three months ended March 31, 2017 compared to approximately $3.0 million for the three months ended March 31, 2016. The increase was mainly due to increases in consulting and other professional fees of approximately $1.3 million, including an increase in secondary offering costs of approximately $0.2 million, as well as an increase in reimbursable costs of approximately $0.4 million to ESA Management for administrative services performed on ESH REIT’s behalf (including executive management, accounting, financial analysis, training and technology).

Depreciation. Depreciation increased by approximately $4.5 million, or 8.6%, to approximately $56.5 million for the three months ended March 31, 2017 compared to approximately $52.0 million for the three months ended March 31, 2016. The increase in depreciation was primarily due to an increase in investment in hotel assets as a result of ESH REIT's hotel renovation program.
Impairment of long-lived assets. Asset impairments are recorded as required based on an evaluation of property and equipment and intangible assets for impairment. During the three months ended March 31, 2017, ESH REIT recognized an impairment charge of approximately $15.0 million related to ESH REIT's three Canadian hotels classified as assets held for sale as of March 31, 2017. No impairment charge was recognized during the three months ended March 31, 2016.
Other non-operating income. During the three months ended March 31, 2017, ESH REIT recognized a non-cash gain on the change in the mark-to-market value of ESH REIT's interest rate swap of approximately $1.3 million, partially offset by a non-cash foreign currency transaction loss of approximately $0.1 million, mainly related to the appreciation of the U.S. dollar versus the Canadian dollar at ESH REIT's Canadian currency-based entities. During the three months ended March 31, 2016, ESH REIT recognized a non-cash foreign currency transaction gain of approximately $0.8 million, mainly related to the depreciation of the U.S. dollar versus the Canadian dollar at ESH REIT's Canadian currency-based entities.
Interest expense, net. Excluding debt modification costs of approximately $1.2 million incurred during the three months ended March 31, 2017  related to the 2016 Term Facility repricing, and excluding debt extinguishment costs of approximately $12.1 million incurred during the three months ended March 31, 2016  related to the full repayment of the balance of approximately $366.5 million outstanding under the 2014 Term Loan and the repayment of approximately $433.5 million outstanding under the 2012 Mortgage Loan, consisting of the write-off of unamortized deferred financing costs and debt discount of approximately $8.4 million and prepayment penalties and other costs of approximately $3.7 million, respectively, net interest expense decreased by approximately $1.6 million, or 4.7%, to approximately $32.6 million for the three months ended March 31, 2017 compared to approximately $34.2 million for the three months ended March 31, 2016. ESH REIT’s weighted-average interest rate decreased from 4.6% as of March 31, 2016 to 4.4% as of March 31, 2017. Additionally, ESH REIT’s total outstanding debt balance decreased from $2.7 billion, net of unamortized deferred financing costs and debt discounts, as of March 31, 2016 to $2.6 billion, net of unamortized deferred financing costs and debt discounts, as of March 31, 2017.
Income tax benefit. ESH REIT's effective income tax rate increased by approximately 38.7 percentage points to a benefit of approximately 2.5% for the three months ended March 31, 2017 compared to a benefit of approximately 41.2% for the three months ended March 31, 2016. ESH REIT’s effective tax rate is lower than the federal statutory rate of 35% due to its status as a REIT under the provisions of the Code during these periods. During the three months ended March 31, 2016, ESH REIT recognized a benefit of approximately $1.3 million related to payable adjustments and a benefit of approximately $2.3 million with respect to the reversal of net deferred tax liabilities which related to the previously estimated 5% of taxable income expected to be retained under ESH REIT's prior 95% distribution policy, which was changed during the three months ended March 31, 2016. ESH REIT expects to distribute approximately 100% of its taxable income for the foreseeable future. ESH REIT will incur federal and state income tax at statutory rates on its taxable income not distributed.
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

The following table provides a reconciliation of room revenues, other hotel revenues and hotel operating expenses (excluding loss on disposal of assets) to Hotel Operating Profit and Hotel Operating Margin for the Company for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Room revenues	$285,808	$283,137
Other hotel revenues	5,183	4,421
Total hotel revenues	290,991	287,558
Hotel operating expenses (1)	138,190	142,664
Hotel Operating Profit	$152,801	$144,894
Hotel Operating Margin	52.5%	50.4%
_________________________________
(1) Excludes loss on disposal of assets of approximately $3.5 million and $2.9 million, respectively.
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
The Company uses Adjusted EBITDA when evaluating our performance because we believe the adjustment for certain additional items, described below, provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted EBITDA, when combined with the U.S. GAAP presentation of net income, net income per common share and cash flow provided by operating activities, is beneficial to the overall understanding of our ongoing operating performance. We adjust EBITDA for the following items, where applicable for each period presented, and refer to this measure as Adjusted EBITDA:

•	Non-cash equity-based compensation—We exclude non-cash charges related to the amortization of equity-based compensation awards to employees and directors.

•
Other non-operating (income) expense —We exclude the effect of other non-operating income or expense, as we believe non-cash gain or loss on the change in the mark-to-market value of interest rate swaps or other derivatives and foreign currency transaction gain or loss are not reflective of ongoing or future operating performance.

•
Impairment of long-lived assets— We exclude the effect of impairment losses recorded on property and equipment and intangible assets, as we believe they are not reflective of ongoing or future operating performance.

•
Other expenses—We exclude the effect of other expenses that we do not consider reflective of ongoing or future operating performance including the following: loss on disposal of assets, costs incurred in connection with secondary offerings and transaction costs associated with the sale of hotel properties.

EBITDA and Adjusted EBITDA as presented may not be comparable to similar measures calculated by other companies. This information should not be considered as an alternative to net income of the Company, net income of the Corporation, net income of ESH REIT or any other measure of the Company, the Corporation or ESH REIT calculated in accordance with U.S. GAAP. Cash expenditures for real estate or hotel assets such as capital expenditures, interest expense and other items have been and will continue to be incurred and are not reflected in EBITDA or Adjusted EBITDA. Management separately considers the impact of these excluded items to the extent they are material to operating decisions and assessments of operating performance. The Company’s unaudited condensed consolidated statements of operations and cash flows include capital expenditures, net interest expense and other excluded items, all of which should be considered when evaluating our performance, in addition to our non-GAAP financial measures. Additionally, EBITDA and Adjusted EBITDA should not solely be considered as measures of our profitability or indicative of funds available to fund our cash needs, including our ability to pay distributions.

EBITDA and Adjusted EBITDA are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single, consolidated enterprise, which is reflected in the consolidated Company results of operations; therefore, we believe these performance measures are meaningful for the Company only.
The following table provides a reconciliation of net income to EBITDA and Adjusted EBITDA for the Company for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017		2016
Net income	$16,063		$14,753
Interest expense, net	33,606		46,985
Income tax expense	4,483		2,896
Depreciation and amortization	57,671		53,308
EBITDA	111,823		117,942
Non-cash equity-based compensation	2,683		2,680
Other non-operating income	(1,221)	(1)	(878)	(2)
Impairment of long-lived assets	12,423		—
Other expenses	3,894	(3)	3,055	(4)
Adjusted EBITDA	$129,602		$122,799
_________________________________

(1)	Includes change in mark-to-market value of interest rate swap of approximately $1.3 million and non-cash foreign currency transaction loss of approximately $0.1 million.

(2)	Includes non-cash foreign currency transaction gain of approximately $0.9 million.

(3)	Includes loss on disposal of assets of approximately $3.5 million and costs incurred in connection with the March 2017 secondary offering of approximately $0.4 million.

(4)
Includes loss on disposal of assets of approximately $2.9 million and transactions costs of approximately $0.2 million due to the revision of an estimate related to the sale of 53 hotel properties in December 2015.

FFO, Adjusted FFO and Adjusted FFO per Paired Share
FFO, Adjusted FFO and Adjusted FFO per Paired Share are key metrics used by management to assess our operating performance and profitability and to facilitate comparisons between us and other hotel and/or real estate companies that include a REIT as part of their legal entity structure. Funds from Operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income or loss (computed in accordance with U.S. GAAP), excluding gains or losses from sales of real estate, impairment write-downs, the cumulative effect of changes in accounting principles, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures following the same approach. FFO is a commonly used measure among other hotel and/or real estate companies that include a REIT as a part of their legal entity structure. Since real estate depreciation and amortization, impairment of long-lived assets and gains or losses from the sale of hotel properties are dependent upon the historical cost of the real estate asset bases and generally not reflective of ongoing operating performance or earnings capability, the Company believes FFO is useful to investors as it provides a meaningful comparison of our performance between periods and between us and other companies and/or REITs.
Consistent with our presentation of Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share, as described below, our presentation of FFO, Adjusted FFO and Adjusted FFO per Paired Share starts with net income attributable to Extended Stay America, Inc. common shareholders, which excludes net income attributable to noncontrolling interests, and adds back earnings attributable to ESH REIT’s Class B common shares, presented as a noncontrolling interest as required by U.S. GAAP. We believe that including earnings attributable to ESH REIT’s Class B common shares in our calculations of FFO, Adjusted FFO and Adjusted FFO per Paired Share provides investors with useful supplemental measures of the Company’s operating performance since our Paired Shares, directly through the common stock of the Corporation and Class B common stock of ESH REIT, and indirectly through the Corporation’s ownership of the Class A common stock of ESH REIT, entitle holders of our Paired Shares to participate in 100% of the common equity and earnings of both the Corporation and ESH REIT. Based on the limitation on transfer provided for in each of the Corporation’s and ESH REIT’s charters, shares of common stock of the Corporation and shares of Class B common stock of ESH REIT are transferable and tradable only in combination as units, each unit consisting of one share of the Corporation’s common stock and one share of ESH REIT Class B common stock.

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
The Company adjusts FFO for the following items, net of tax, that are not addressed in NAREIT’s definition of FFO, where applicable for each period presented, and refers to this measure as Adjusted FFO:

•
Debt modification and extinguishment costs—We exclude charges related to the write-off of unamortized deferred financing costs, prepayment penalties and other costs associated with modification and/or the early repayment of debt as we believe they are not reflective of our ongoing or future operating performance.

•
Changes in mark-to-market value of derivatives—We exclude gain or loss on the change in the mark-to-market value of interest rate swaps or other derivatives as we believe they are not reflective of our ongoing or future operating performance.

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
FFO, Adjusted FFO and Adjusted FFO per Paired Share as presented may not be comparable to similar measures calculated by REITs. In particular, due to the fact that we present these measures for the Company on a consolidated basis, FFO, Adjusted FFO and Adjusted FFO per Paired Share, may be of limited use to investors comparing our results only to REITs. This information should not be considered as an alternative to net income of the Company, net income of the Corporation, net income of ESH REIT, net income per share of common stock of the Corporation, net income per share of Class A or Class B common stock of ESH REIT or any other measure of the Company, the Corporation or ESH REIT calculated in accordance with U.S. GAAP. Real estate related depreciation and amortization expense will continue to be incurred and is not reflected in FFO, Adjusted FFO or Adjusted FFO per Paired Share. Additionally, impairment charges and other charges or income incurred in accordance with U.S. GAAP may occur and are not reflected in FFO, Adjusted FFO or Adjusted FFO per Paired Share. Management separately considers the impact of these excluded items to the extent they are material to operating decisions and assessments of operating performance. The Company’s consolidated statements of operations include these items, all of which should be considered when evaluating our performance, in addition to our non-GAAP financial measures.
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

The following table provides a reconciliation of net income attributable to Extended Stay America, Inc. common shareholders to FFO, Adjusted FFO and Adjusted FFO per Paired Share for the Company for the three months ended March 31, 2017 and 2016 (in thousands, except per Paired Share data):

	Three Months Ended March 31,
	2017	2016
Net income per Extended Stay America, Inc. common share - diluted	$0.12	$0.08

Net income attributable to Extended Stay America, Inc. common shareholders	$23,101	$17,046
Noncontrolling interests attributable to Class B common shares of ESH REIT	(7,042)	(2,297)
Real estate depreciation and amortization	56,533	52,200
Impairment of long-lived assets	12,423	—
Tax effect of adjustments to net income attributable to Extended Stay America, Inc. common shareholders	(16,274)	(11,954)
FFO	68,741	54,995
Debt modification and extinguishment costs	1,168	12,103
Change in mark-to-market value of interest rate swap	(1,242)	—
Tax effect of adjustments to FFO	17	(2,772)
Adjusted FFO	$68,684	$64,326
Adjusted FFO per Paired Share - diluted	$0.35	$0.31
Weighted Average Paired Shares outstanding - diluted	195,386	204,370
Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share
We present Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share as supplemental measures of the Company’s performance. We believe that these are useful measures for investors since our Paired Shares, directly through the common stock of the Corporation and Class B common stock of ESH REIT, and indirectly through the Corporation’s ownership of the Class A common stock of ESH REIT, entitle holders of our Paired Shares to participate in 100% of the common equity and earnings of both the Corporation and ESH REIT. As required by U.S. GAAP, net income attributable to Extended Stay America, Inc. common shareholders excludes earnings attributable to ESH REIT’s Class B common shares, a noncontrolling interest. Based on the limitation on transfer provided for in each of the Corporation’s and ESH REIT’s charters, shares of common stock of the Corporation and shares of Class B common stock of ESH REIT are transferable and tradable only in combination as units, each unit consisting of one share of the Corporation’s common stock and one share of ESH REIT Class B common stock. As a result, we believe that Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share represent useful measures to holders of our Paired Shares.
Paired Share Income is defined as the sum of net income attributable to Extended Stay America, Inc. common shareholders and noncontrolling interests attributable to Class B common shares of ESH REIT. Adjusted Paired Share Income is defined as Paired Share Income adjusted for items that, net of income taxes, we believe are not reflective of our ongoing or future operating performance. We adjust Paired Share Income for the following items, net of income taxes, where applicable for each period presented, and refer to this measure as Adjusted Paired Share Income: debt modification and extinguishment costs, other non-operating (income) expense (including changes in the mark-to-market value of interest rate swaps or other derivatives and foreign currency transaction gain or loss), impairment of long-lived assets and other expenses, such as loss on disposal of assets, costs incurred in connection with secondary offerings and the transaction costs associated with the sale of hotel properties. With the exception of equity-based compensation, an ongoing charge, and debt modification and extinguishment costs, these adjustments (other than the effect of income taxes) are the same as those used in the reconciliation of EBITDA to Adjusted EBITDA.
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
The following table provides a reconciliation of net income attributable to Extended Stay America, Inc. common shareholders to Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per Paired Share for the three months ended March 31, 2017 and 2016 (in thousands, except per Paired Share data):

	Three Months Ended March 31,
	2017		2016
Net income per Extended Stay America, Inc. common share - diluted	$0.12		$0.08

Net income attributable to Extended Stay America, Inc. common shareholders	$23,101		$17,046
Noncontrolling interests attributable to Class B common shares of ESH REIT	(7,042)		(2,297)
Paired Share Income	16,059		14,749
Debt modification and extinguishment costs	1,168		12,103
Other non-operating income	(1,221)	(1)	(878)	(2)
Impairment of long-lived assets	12,423		—
Other expenses	3,894	(3)	3,055	(4)
Tax effect of adjustments to Paired Share Income	(3,838)		(3,270)
Adjusted Paired Share Income	$28,485		$25,759
Adjusted Paired Share Income per Paired Share – diluted	$0.15		$0.13
Weighted average Paired Shares outstanding – diluted	195,386		204,370
________________________________

(1)	Includes change in mark-to-market value of interest rate swap of approximately $1.3 million and non-cash foreign currency transaction loss of approximately $0.1 million.

(2)	Includes non-cash foreign currency transaction gain of approximately $0.9 million.

(3)	Includes loss on disposal of assets of approximately $3.5 million and costs incurred in connection with the March 2017 secondary offering of approximately $0.4 million.

(4)
Includes loss on disposal of assets of approximately $2.9 million and transactions costs of approximately $0.2 million due to the revision of an estimate related to the sale of 53 hotel properties in December 2015.

Liquidity and Capital Resources
Company Overview
On a consolidated basis, we have historically generated significant cash flow from operations and have financed our ongoing business primarily with existing cash and cash flow generated from operations. We generated cash flow from operations of approximately $109.0 million for the three months ended March 31, 2017. Our current liquidity requirements consist primarily of funds necessary to pay for operating expenses associated with our hotels, recurring maintenance and capital expenditures necessary to maintain our hotels, general and administrative expenses, interest expense, income taxes, Paired Share repurchases, Corporation distributions, required ESH REIT distributions, growth and other strategic initiatives and the repayment of outstanding amounts under our revolving credit facilities. In addition to recurring maintenance and capital expenditures necessary to maintain our hotels, we are also performing, and expect to continue to perform, renovations to our hotels. See “—Capital Expenditures—Hotel Renovation Program.” We expect to fund our current liquidity requirements, including our hotel renovation program, from a combination of cash on hand, cash flow generated from operations and/or borrowings under our revolving credit facilities, as needed.
Long-term liquidity requirements are expected to include the need to (i) obtain funds to acquire, develop or construct additional hotels and/or rebuild or repurpose existing hotel properties, (ii) complete future phases of hotel renovations and (iii) refinance (including prior to or in connection with debt maturity payments) ESH REIT’s 2016 Term Facility and ESH REIT’s

$800.0 million of 5.25% senior notes due in 2025 (the “2025 Notes”) maturing in August 2023 and May 2025, respectively. See Note 7 to the unaudited condensed consolidated financial statements of Extended Stay America, Inc. and Note 6 to the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 1 in this combined quarterly report on Form 10-Q. We cannot assure you that the Corporation and/or ESH REIT will be able to refinance any of its debt on attractive terms at or before maturity, on commercially reasonable terms or at all, or the timing of any such refinancing. We expect to meet our long-term liquidity requirements through various sources of capital, including future debt financings or equity issuances by the Corporation and/or ESH REIT, existing working capital and cash flow generated from operations. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the current and future state of overall capital and credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing or prospective lenders, general market conditions for the lodging industry, our operating performance and liquidity and market perceptions about us. The success of our business strategies will depend, in part, on our ability to access these various capital sources. There can be no assurance that we will be able to raise any such financing on terms acceptable to us or at all.
The Company had cash and cash equivalents of approximately $64.8 million at March 31, 2017. Based upon the current level of operations, management believes that our cash flow from operations, together with our cash balances and available borrowings under our revolving credit facilities, will be adequate to meet our anticipated funding requirements and business objectives for the foreseeable future. We regularly review our capital structure and at any time may refinance or repay existing indebtedness, incur new indebtedness or issue debt or purchase debt or equity securities.
On March 1, 2017, ESH REIT entered into an amendment to the 2016 Term Facility with the lenders thereunder (such amendment, the "Repricing Amendment"). The Repricing Amendment had the following impact on the 2016 Term Facility: (i) decreased the interest rate spread on LIBOR based loans from 3.0% to 2.5%; (ii) decreased the interest rate spread on base rate loans from 2.0% to 1.5%; (iii) removed the floor of 0.75% on LIBOR based loans; (iv) removed the floor of 2.0% on base rate loans; (v) removed ranges on interest rate spreads for all loan types that are currently dependent upon ESH REIT’s credit rating; and (vi) extended the 1% prepayment penalty through September 1, 2017 (prepayments made after September 1, 2017 are not subject to a prepayment penalty, other than customary “breakage” costs).
In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program for up to $100 million of Paired Shares. In February 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $100 million to up to $200 million of Paired Shares. In December 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $200 million to up to $300 million of Paired Shares and extended the maturity date of the program through December 31, 2017, each effective January 1, 2017. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of March 31, 2017, since the inception of the program, the Corporation and ESH REIT repurchased and retired their respective portion of approximately 10.8 million Paired Shares for approximately $163.0 million. Subsequent to March 31, 2017, the Corporation and ESH REIT repurchased and retired their respective portion of 0.2 million additional Paired Shares for approximately $3.3 million. Approximately $133.8 million is remaining under the combined Paired Share repurchase program.
On April 27, 2017, the Board of Directors of ESH REIT declared a cash distribution of $0.14 per Class A and Class B common share for the first quarter of 2017. Additionally, the Board of Directors of the Corporation declared a cash distribution of $0.07 per common share for the first quarter of 2017. These distributions, which total $0.21 per Paired Share, will be payable on May 25, 2017 to shareholders of record as of May 11, 2017.
The following table outlines distributions declared or paid during the three months ended March 31, 2017:

Declaration Date	Record Date	Date Paid	ESH REIT Distribution	Corporation Distribution	Total Distribution
4/27/2017	5/11/2017	5/25/2017	$0.14	$0.07	$0.21
2/28/2017	3/14/2017	3/28/2017	$0.15	$0.04	$0.19
In the future, we intend to maintain or increase our current distribution of $0.21 per Paired Share per quarter unless our consolidated results of operations, net income, Adjusted EBITDA, liquidity, cash flows, financial condition or prospects, economic conditions or other factors differ materially from our current assumptions. We intend to make a significant portion of our expected total annual distributions in respect of the Class B common stock of ESH REIT.  In the event distributions in respect of the Class B common stock of ESH REIT are not sufficient to meet our expected Paired Share distributions and/or additional tax efficiency opportunities exist, the expected Paired Share distributions may be completed through distributions in respect of the common stock of the Corporation using funds distributed to the Corporation in respect of the Class A common stock of ESH REIT, after allowance for tax, if any, on those funds. See “Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Distribution Policies” in our combined annual report on Form 10-K filed with the SEC on February 28, 2017 for a description of our distribution policies.
The Corporation
The Corporation’s primary source of liquidity is distribution income it receives in respect of its ownership of 100% of the Class A common stock of ESH REIT and approximately 56% of the Class B common stock of ESH REIT. Other sources of liquidity include income from the operations of the Operating Lessees, ESA Management and ESH Strategies.
We expect that the Corporation will continue to distribute cash to its common shareholders, and that from time to time it may return cash to ESH REIT in order to fund the renovation, acquisition, development or construction of new hotels or the rebuilding or repurposing of existing hotel properties, the repayment of debt and for other corporate purposes. The Corporation may transfer cash to ESH REIT through the purchase of additional shares of Class A common stock, which would increase its ownership of ESH REIT and reduce the Company’s overall tax efficiency.
In August 2016, the Corporation loaned $75.0 million to ESH REIT through the unsecured intercompany credit facility (the "Unsecured Intercompany Facility"). As of March 31, 2017, the outstanding balance under the Unsecured Intercompany Facility was $50.0 million. The Corporation may in the future loan additional funds to ESH REIT through the Unsecured Intercompany Facility or an additional intercompany facility, subject to the conditions contained in ESH REIT's senior secured credit facilities (the "2016 ESH REIT Credit Facilities"), the 2025 Notes and the Unsecured Intercompany Facility. The Corporation’s long-term liquidity requirements will also include the repayment of any outstanding amounts under the Corporation's revolving credit facility. See Note 7 to the unaudited condensed consolidated financial statements of Extended Stay America, Inc., which are included in Item 1 in this combined quarterly report on Form 10-Q.
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
Based upon the current level of operations, management believes that ESH REIT’s cash position, cash flow generated from operations and available borrowings under ESH REIT's revolving credit facility and Unsecured Intercompany Facility will be adequate to meet all of ESH REIT’s funding requirements and business objectives for the foreseeable future.
Sources and Uses of Cash – The Company
The following cash flow table and comparisons are provided for the Company:
Comparison of Three Months Ended March 31, 2017 and March 31, 2016
We had unrestricted cash and cash equivalents of approximately $64.8 million and $172.4 million at March 31, 2017 and 2016, respectively. The following table summarizes the changes in our cash and cash equivalents as a result of operating, investing and financing activities for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016	Change ($)
Cash provided by (used in):
Operating activities	$108,964	$82,774	$26,190
Investing activities	(47,985)	(156,282)	108,297
Financing activities	(80,397)	(127,314)	46,917
Effects of changes in exchange rate on cash and cash equivalents	69	13	56
Net decrease in cash and cash equivalents	$(19,349)	$(200,809)	$181,460
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled approximately $109.0 million for the three months ended March 31, 2017 compared to approximately $82.8 million for the three months ended March 31, 2016, an increase of approximately $26.2 million. Cash flows provided by operating activities were positively impacted during the three months ended March 31, 2017 by additional cash generated from improved operating performance, specifically a 2.1% increase in RevPAR and a 210 bps increase in Hotel Operating Margin, as well as a decrease in interest expense and a decrease in income tax payments.
Cash Flows used in Investing Activities
Cash flows used in investing activities totaled approximately $48.0 million for the three months ended March 31, 2017 compared to approximately $156.3 million for the three months ended March 31, 2016, a decrease of approximately $108.3 million. Cash flows used in investing activities decreased during the three months ended March 31, 2017, primarily due to a decrease in restricted cash as a result of the repayment of ESH REIT’s 2012 Mortgage Loan, which required substantially all hotel revenues to be deposited into cash management accounts under the control of the loan service agent. The decrease was also due to a decrease in purchases of property and equipment as a result of the near completion of our hotel renovation program.
Cash Flows used in Financing Activities
Cash flows used in financing activities totaled approximately $80.4 million for the three months ended March 31, 2017 compared to approximately $127.3 million for the three months ended March 31, 2016, a decrease of approximately $46.9 million. Cash flows used in financing activities decreased due to fewer distributions paid to Paired Shareholders of approximately $48.7 million during the three months ended March 31, 2017 as a result of the special cash distribution paid in January 2016.
Sources and Uses of Cash – ESH REIT
The following cash flow table and comparisons are provided for ESH REIT:
Comparison of Three Months Ended March 31, 2017 and March 31, 2016
ESH REIT had unrestricted cash and cash equivalents of approximately $5.1 million and $42.3 million at March 31, 2017 and 2016, respectively. The following table summarizes the changes in ESH REIT’s cash and cash equivalents as a result of operating, investing and financing activities for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016	Change ($)
Cash provided by (used in):
Operating activities	$89,111	$39,035	$50,076
Investing activities	(47,069)	(154,725)	107,656
Financing activities	(90,457)	(65,248)	(25,209)
Net decrease in cash and cash equivalents	$(48,415)	$(180,938)	$132,523
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled approximately $89.1 million for the three months ended March 31, 2017 compared to approximately $39.0 million for the three months ended March 31, 2016, an increase of approximately $50.1 million. Cash flows provided by operating activities increased due to the receipt of an additional month's minimum rental payment during the three months ended March 31, 2017 as well a decrease in interest expense.
Cash Flows used in Investing Activities
Cash flows used in investing activities totaled approximately $47.1 million for the three months ended March 31, 2017 compared to approximately $154.7 million for the three months ended March 31, 2016, a decrease of approximately $107.7 million. Cash flows used in investing activities decreased during the three months ended March 31, 2017, primarily due to a decrease in restricted cash as a result of the repayment of ESH REIT’s 2012 Mortgage Loan, which required substantially all hotel revenues to be deposited into cash management accounts under the control of the loan service agent. The decrease was also due to a decrease in purchases of property and equipment as a result of the near completion of ESH REIT's hotel renovation program.
Cash Flows used in Financing Activities
Cash flows used in financing activities totaled approximately $90.5 million for the three months ended March 31, 2017 compared to approximately $65.2 million for the three months ended March 31, 2016, an increase of approximately $25.2 million. Cash flows used in financing activities increased mainly due to a decrease in net proceeds received from Extended Stay America, Inc. as a result of the repayment of ESH REIT's 2012 Mortgage Loan, which required substantially all hotel revenues to be deposited into cash management accounts under the control of the loan service agent. The increase was also due to an increase in net loan repayments, offset by fewer distributions paid to holders of Class A and Class B common shares as a result of the special cash distribution paid in January 2016.
Capital Expenditures
We maintain each of our hotels in good repair and condition and in conformity with applicable laws and regulations. The cost of all improvements and significant alterations are generally made with cash flows from operations. During the three months ended March 31, 2017 and 2016, we incurred capital expenditures of approximately $48.4 million and $56.9 million, respectively. These capital expenditures were primarily made as a result of our hotel renovation program, which remains ongoing, as well as other capital projects. Funding for future capital expenditures is expected to be provided primarily from cash flows generated from operations or, to the extent necessary, the Corporation or ESH REIT revolving credit facilities, including the Unsecured Intercompany Facility. In 2017, we expect to incur capital expenditures between $150.0 million and

$180.0 million, including amounts spent through the first quarter. As part of these capital expenditures, the Company expects to purchase land and incur capital expenditures for new hotel development.
Hotel Renovation Program
Since 2011, we have been performing a significant number of hotel renovations and have been executing a phased capital investment program across our portfolio in order to seek to drive increases in ADR and gain incremental market share. We have developed a methodology for selecting specific hotels for our renovation program by evaluating potential returns based on multiple market and property specific variables. Prior to undertaking capital investment at a hotel, management determines whether, in its view, the investment is likely to result in incremental revenues and profits and achieve a return on investment that management believes would meet our return criteria.
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
We have undertaken our hotel renovation program in phases. As of March 31, 2017, we have substantially completed renovations at 608 hotels, with total incurred costs of approximately $601.5 million. Also, as of March 31, 2017, we are in the process of performing renovations at all remaining unrenovated Extended Stay America-branded hotels, with combined estimated total costs of approximately $26.3 million, approximately $14.9 million of which has already been incurred. We expect renovations at all of our Extended Stay America-branded hotels to be completed in the second quarter of 2017.
Our Indebtedness
As of March 31, 2017, the Company’s consolidated total indebtedness was approximately $2.6 billion, net of unamortized deferred financing costs and debt discounts, including approximately $21.2 million of Corporation mandatorily redeemable preferred stock. ESH REIT's total indebtedness at March 31, 2017 was approximately $2.6 billion, net of unamortized deferred financing costs and debt discounts, including $50.0 million outstanding under the Unsecured Intercompany Facility and $35.0 million outstanding under ESH REIT's revolving credit facility. For a detailed discussion of our indebtedness, see Notes 7 and 9 to the unaudited condensed consolidated financial statements of Extended Stay America, Inc. and Note 6 to the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 1 in this combined quarterly report on Form 10-Q.
Off-Balance Sheet Arrangements
Neither the Corporation nor ESH REIT have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. See Note 12 to the unaudited condensed consolidated financial statements of Extended Stay America, Inc. and Note 10 to the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 1 in this combined quarterly report on Form 10-Q, for additional information with respect to commitments and contingencies.
Critical Accounting Policies
Our discussion and analysis of our historical financial condition and results of operations is based on the Company’s and ESH REIT’s historical unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ significantly from these estimates and assumptions. We believe the following accounting policies, which are described in detail in Note 2 to each of the consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., both of which are included in Item 8 in our combined annual report on Form 10-K filed with the SEC on February 28, 2017, require material subjective or complex judgments and have the most significant impact on the Company’s and ESH REIT’s financial condition and results of operations: property and equipment, goodwill, revenue recognition, income taxes, equity-based compensation and investments. We evaluate estimates, assumptions and judgments on an ongoing basis, based on information that is then available to us, our experience and various matters that we believe are reasonable and appropriate for consideration under the circumstances.

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
The Corporation
As of March 31, 2017, the Corporation had minimal exposure to market risk from changes in interest rates because it had no variable rate debt as there were no outstanding amounts drawn on the Corporation revolving credit facility. The Corporation’s exposure to market risk from changes in interest rates will increase in future periods should the Corporation incur variable rate debt, including draws on the Corporation's revolving credit facility. As noted in Note 4 to the unaudited condensed consolidated financial statements of Extended Stay America, Inc., which are included in Item 1 in this combined quarterly report on Form 10-Q, the Corporation and ESH REIT executed a purchase and sale agreement to divest three Extended Stay Canada hotels for $76.0 million Canadian dollars, subject to adjustment, of which approximately $8.6 million Canadian dollars relate to Corporation assets. Until the transaction’s expected closing in the second quarter of 2017, the Corporation has exposure to market risk from changes in foreign currency exchange rates with respect to its allocable portion of the contracted sales price. Approximately $1.9 million is included in accumulated other comprehensive loss for the Corporation on a stand-alone basis related to foreign currency translation loss as of March 31, 2017.
ESH REIT
As of March 31, 2017, approximately $1.3 billion of ESH REIT’s outstanding debt of approximately $2.6 billion, net of unamortized deferred financing costs and debt discounts, had a variable interest rate. ESH REIT is a counterparty to an interest rate swap at a fixed rate of 1.175%. The notional amount of the interest rate swap as of March 31, 2017 was $500.0 million, which reduces by $50.0 million every six months until September 2021. The remaining outstanding variable interest rate debt of approximately $828.5 million remains subject to interest rate risk. If market rates of interest on ESH REIT’s variable interest rate debt fluctuate by 1.0%, interest expense would increase or decrease by approximately $8.3 million annually, assuming that the amount outstanding under ESH REIT’s variable interest rate debt remains at approximately $828.5 million.
As of March 31, 2017, the book value of ESH REIT’s hotels that are owned outside the United States, comprised of three hotels in Canada, represented less than 1.0% of the book value of all of ESH REIT's hotels. ESH REIT has exposure to market risk from changes in foreign currency exchange rates for these Canadian hotels. As noted in Note 4 to the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., which are included in Item 1 in this combined quarterly report on Form 10-Q, ESH REIT is party to a purchase and sale agreement to divest the three Extended Stay Canada hotels for $76.0 million Canadian dollars, subject to adjustment, of which approximately $67.4 million Canadian dollars relate to ESH REIT assets. Until the transaction’s expected closing in the second quarter of 2017, ESH REIT has exposure to market risk from changes in foreign currency exchange rates with respect to its allocable portion of the contracted sales price. Approximately $12.5 million is included in accumulated other comprehensive loss for ESH REIT on a stand-alone basis related to foreign currency translation loss as of March 31, 2017.  ESH REIT recognized an impairment charge in the first quarter of 2017 of approximately $15.0 million, $12.5 million of which related to accumulated other comprehensive loss, with respect to the anticipated asset sale. Assuming the transaction closes as scheduled in the second quarter of 2017 and there is minimal fluctuation in the exchange rate from April 1, 2017 through the date of closing, ESH REIT expects to recognize little to no gain or loss at the time of sale.
Item 4. Controls and Procedures
Controls and Procedures (Extended Stay America, Inc.)
Disclosure Controls and Procedures
As of March 31, 2017, Extended Stay America, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of Extended Stay America, Inc., as defined in Exchange Act

Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of Extended Stay America, Inc. concluded that the disclosure controls and procedures of Extended Stay America, Inc. were effective to ensure that information required to be disclosed in the reports that Extended Stay America, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of Extended Stay America, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Controls and Procedures (ESH Hospitality, Inc.)
Disclosure Controls and Procedures
As of March 31, 2017, ESH Hospitality, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of ESH Hospitality, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of ESH Hospitality, Inc. concluded that the disclosure controls and procedures of ESH Hospitality, Inc. were effective to ensure that information required to be disclosed in the reports that ESH Hospitality, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of ESH Hospitality, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Item 1A. Risk Factors
There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the combined annual report on Form 10-K filed with the SEC on February 28, 2017, which is accessible on the SEC’s website at www.sec.gov.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuers and Affiliated Purchasers
The following table sets forth all purchases made by or on behalf of the Corporation and ESH REIT or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of Paired Shares during each month in the first quarter of 2017.

Period	Total number of Paired Shares purchased (1)		Average price paid per Paired Share (2)	Total number of Paired Shares purchased as part of publicly announced program (1)		Maximum dollar value that may yet be purchased under the program(3)
January 1 - January 31, 2017	478,307		$15.91	478,307		$152,494,843
February 1 - February 28, 2017	128,761		$16.94	128,761		$150,313,632
March 1 - March 31, 2017	800,932	(4)	$16.62	800,932	(4)	$137,002,142
Total	1,408,000		$16.41	1,408,000		$137,002,142
_________________________________

(1)	Represents an equal number of Corporation common shares and ESH REIT Class B common shares, which were paired together on a one-for-one basis to form Paired Shares.

(2)
In the aggregate, the Corporation and ESH REIT paid approximately $14.6 million and $8.5 million, respectively, for their respective portion of the Paired Shares that were repurchased and retired during the three months ended March 31, 2017.

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

(4)
In the first quarter of 2017, the Corporation and ESH REIT repurchased and retired their respective portion of 0.625 million Paired Shares from the Sponsors for a price per Paired Share of $16.70.  These Paired Shares were purchased in connection with a secondary offering consummated in the first quarter of 2017 and pursuant to, and counted toward, the combined Paired Share repurchase program.

Subsequent to March 31, 2017, the Corporation and ESH REIT repurchased and retired their respective portion of approximately 0.2 million additional Paired Shares for approximately $3.3 million. Approximately $133.8 million is remaining under the Paired Share repurchase program as of April 26, 2017.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description
10.1
First Amendment to Amended and Restated Lease Agreement, dated as of January 6, 2017, by and between ESA P Portfolio L.L.C., ESA P Portfolio MD Trust, and ESH/TN Properties L.L.C., individually and collectively as Landlord, and ESA P Portfolio Operating Lessee LLC, as Tenant (filed as Exhibit 10.20.1 to the Registrants’ Annual Report on Form 10-K (File No. 001-36190) filed February 28, 2017, and incorporated herein by reference).

10.2
First Amendment to Amended and Restated Lease Agreement, dated as of January 6, 2017, by and between ESA Administrator LLC, as Landlord, ESA Canada Properties Trust, as Beneficial Owner, and ESA Canada Operating Lessee ULC, as Tenant (filed as Exhibit 10.21.1 to the Registrants’ Annual Report on Form 10-K (File No. 001-36190) filed February 28, 2017, and incorporated herein by reference).

10.3
First Amendment to Credit Agreement, dated as of March 1, 2017, by and among ESH Hospitality, Inc., the guarantors party thereto and Deutsche Bank AG New York Branch, as administrative agent (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed March 3, 2017, and incorporated herein by reference).

10.4
Share Repurchase Agreement, dated March 1, 2017, by and among Extended Stay America, Inc., ESH Hospitality, Inc. and each of the entities identified on Schedule 1 thereto (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed March 7, 2017, and incorporated herein by reference).

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

EXTENDED STAY AMERICA, INC.

Date: April 27, 2017	By:	/s/ Gerardo I. Lopez
Gerardo I. Lopez
President and Chief Executive Officer

Date: April 27, 2017	By:	/s/ Jonathan S. Halkyard
Jonathan S. Halkyard
Chief Financial Officer

ESH HOSPITALITY, INC.

Date: April 27, 2017	By:	/s/ Gerardo I. Lopez
Gerardo I. Lopez
President and Chief Executive Officer

Date: April 27, 2017	By:	/s/ Jonathan S. Halkyard
Jonathan S. Halkyard
Chief Financial Officer