Form 10-Q
period 2017-06-30
Extended Stay America, Inc.; ESH Hospitality, Inc.
filed 2017-08-01
CIK 1581164, 1507563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
192,345,432 shares of common stock, par value $0.01 per share, of Extended Stay America, Inc., which are attached to and traded together with 192,345,432 shares of Class B common stock, par value $0.01 per share, of ESH Hospitality, Inc., and 250,493,583 shares of Class A common stock, par value $0.01 per share, of ESH Hospitality, Inc., were all outstanding as of July 28, 2017.

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
As required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, due to the Corporation’s controlling financial interest in ESH REIT, the Corporation consolidates ESH REIT’s financial position, results of operations, comprehensive income and cash flows with those of the Corporation. The Corporation’s stand-alone financial condition and related information is discussed herein where applicable. In addition, with respect to other financial and non-financial disclosure items required by Form 10-Q, any material differences between the Corporation and ESH REIT are discussed herein.
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
This report also includes separate Exhibit 31 and 32 certifications for each of the Corporation and ESH REIT in order to establish that the Chief Executive Officer and the Chief Financial Officer of each registrant has made the requisite certifications and that the Corporation and ESH REIT are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 18 U.S.C. §1350.
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
Statements herein regarding our ability to meet our debt service obligations, future capital expenditures (including future hotel renovation programs), distribution policies, growth opportunities, anticipated benefits or use of proceeds from any dispositions, plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position and our business outlook, business trends and other information referred to under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this combined quarterly report on Form 10-Q include forward-looking statements. When used in this combined quarterly report on Form 10-Q, the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “will,” “look forward to” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.
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
We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that may be important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will have the results or affect us or our business in the way expected. In particular, no assurance can be given that any of our planned or expected strategic initiatives or objectives discussed herein or in other filings with the SEC will be initiated or completed on our expected timing or at all. Estimates and forward-looking statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2017 AND DECEMBER 31, 2016
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $1,044,468 and $973,669	$3,809,547	$3,905,304
CASH AND CASH EQUIVALENTS	56,232	84,158
RESTRICTED CASH	21,325	21,614
INTANGIBLE ASSETS - Net of accumulated amortization of $9,020 and $8,350	27,713	28,383
GOODWILL	48,910	53,531
ACCOUNTS RECEIVABLE - Net of allowance for doubtful accounts of $2,081 and $2,634	24,709	20,837
DEFERRED TAX ASSETS	10,756	16,376
OTHER ASSETS	71,959	50,101
TOTAL ASSETS	$4,071,151	$4,180,304
LIABILITIES AND EQUITY
LIABILITIES:
Term loan facilities payable - Net of unamortized deferred financing costs and debt discount of $20,344 and $21,994	$1,269,922	$1,274,756
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $32,412 and $34,482	1,267,588	1,265,518
Revolving credit facilities	—	45,000
Mandatorily redeemable preferred stock - $0.01 par value, $1,000 redemption value, 8.0%, 350,000,000 shares authorized, 7,133 and 21,202 shares issued and outstanding	7,133	21,202
Accounts payable and accrued liabilities	201,479	193,303
Deferred tax liabilities	—	3,286
Total liabilities	2,746,122	2,803,065
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY:
Common stock - $0.01 par value, 3,500,000,000 shares authorized, 192,505,858 and 195,406,944 shares issued and outstanding	1,925	1,957
Additional paid in capital	769,335	774,811
Retained earnings	42,760	23,679
Accumulated other comprehensive income (loss)	1,877	(5,615)
Total Extended Stay America, Inc. shareholders’ equity	815,897	794,832
Noncontrolling interests	509,132	582,407
Total equity	1,325,029	1,377,239
TOTAL LIABILITIES AND EQUITY	$4,071,151	$4,180,304
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES:
Room revenues	$332,608	$327,833	$618,416	$610,970
Other hotel revenues	5,755	4,956	10,938	9,377
Total revenues	338,363	332,789	629,354	620,347
OPERATING EXPENSES:
Hotel operating expenses	148,911	149,078	290,571	294,638
General and administrative expenses	25,430	23,988	51,737	48,940
Depreciation and amortization	57,804	55,011	115,475	108,319
Impairment of long-lived assets	7,934	—	20,357	—
Total operating expenses	240,079	228,077	478,140	451,897
LOSS ON SALE OF HOTEL PROPERTIES (Note 4)	(1,897)	—	(1,897)	—
OTHER INCOME	2,055	—	2,056	18
INCOME FROM OPERATIONS	98,442	104,712	151,373	168,468
OTHER NON-OPERATING EXPENSE (INCOME)	1,073	114	(148)	(764)
INTEREST EXPENSE, NET	31,701	35,764	65,307	82,749
INCOME BEFORE INCOME TAX EXPENSE	65,668	68,834	86,214	86,483
INCOME TAX EXPENSE	15,943	7,448	20,426	10,344
NET INCOME	49,725	61,386	65,788	76,139
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,050	(657)	9,088	1,636
NET INCOME ATTRIBUTABLE TO EXTENDED STAY AMERICA, INC. COMMON SHAREHOLDERS	$51,775	$60,729	$74,876	$77,775
NET INCOME PER EXTENDED STAY AMERICA, INC. COMMON SHARE:
Basic	$0.27	$0.30	$0.39	$0.38
Diluted	$0.27	$0.30	$0.39	$0.38
WEIGHTED-AVERAGE EXTENDED STAY AMERICA, INC. COMMON SHARES OUTSTANDING:
Basic	193,409	201,600	193,959	202,955
Diluted	193,944	201,689	194,372	203,029
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
NET INCOME	$49,725	$61,386	$65,788	$76,139
OTHER COMPREHENSIVE INCOME, NET OF TAX:
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS:
FOREIGN CURRENCY TRANSLATION (LOSS) GAIN, NET OF TAX OF $0, $824, $(125) and $824	—	(686)	405	2,672
RECLASSIFICATION ADJUSTMENT - SALE OF CANADIAN HOTEL PROPERTIES, NET OF TAX OF $(3,599), $0, $(3,599) AND $0	10,913	—	10,913	—
TOTAL FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	10,913	(686)	11,318	2,672

DERIVATIVE ADJUSTMENTS:
INTEREST RATE CASH FLOW HEDGE GAIN (LOSS), NET OF TAX OF $160, $0, $32 and $0	(37)	—	(493)	—
RECLASSIFICATION ADJUSTMENT - AMOUNTS RECLASSIFIED TO NET INCOME, NET OF TAX OF $0	603	—	603	—
TOTAL DERIVATIVE ADJUSTMENTS	566	—	110	—

COMPREHENSIVE INCOME	61,204	60,700	77,216	78,811
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1,909)	(675)	5,152	282
COMPREHENSIVE INCOME ATTRIBUTABLE TO EXTENDED STAY AMERICA, INC. COMMON SHAREHOLDERS	$59,295	$60,025	$82,368	$79,093
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(In thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Extended Stay America, Inc. Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount
January 1, 2016	204,594	$2,049	$784,194	$102,184	$(8,754)	$879,673	$608,684	$1,488,357
Net income (loss)	—	—	—	77,775	—	77,775	(1,636)	76,139
Foreign currency translation, net of tax	—	—	—	—	1,318	1,318	1,354	2,672
Issuance of common stock	1	—	6	—	—	6	—	6
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(3,979)	(40)	—	(36,880)	—	(36,920)	(23,436)	(60,356)
Corporation common distributions - $0.06 per common share	—	—	—	(12,249)	—	(12,249)	—	(12,249)
ESH REIT common distributions - $0.30 per Class B common share	—	—	—	—	—	—	(61,401)	(61,401)
ESH REIT preferred distributions	—	—	—	—	—	—	(8)	(8)
Adjustment to noncontrolling interest for change in ownership of ESH REIT	—	—	(5,597)	—	—	(5,597)	5,597	—
Equity-based compensation	199	2	1,481	—	—	1,483	2,065	3,548
BALANCE - June 30, 2016	200,815	$2,011	$780,084	$130,830	$(7,436)	$905,489	$531,219	$1,436,708

	Common Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Extended Stay America, Inc. Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE - January 1, 2017	195,407	$1,957	$774,811	$23,679	$(5,615)	$794,832	$582,407	$1,377,239
Net income (loss)	—	—	—	74,876	—	74,876	(9,088)	65,788
Foreign currency translation, net of tax	—	—	—	—	7,442	7,442	3,876	11,318
Interest rate cash flow hedge gain, net of tax	—	—	—	—	50	50	60	110
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(3,184)	(35)	—	(34,198)	—	(34,233)	(19,747)	(53,980)
Corporation common distributions - $0.11 per common share	—	—	—	(21,597)	—	(21,597)	—	(21,597)
ESH REIT common distributions - $0.29 per Class B common share	—	—	—	—	—	—	(56,893)	(56,893)
ESH REIT preferred distributions	—	—	—	—	—	—	(8)	(8)
Adjustment to noncontrolling interest for change in ownership of ESH REIT	—	—	(6,124)	—	—	(6,124)	6,124	—
Equity-based compensation	283	3	648	—	—	651	2,401	3,052
BALANCE - June 30, 2017	192,506	$1,925	$769,335	$42,760	$1,877	$815,897	$509,132	$1,325,029
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$65,788	$76,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	114,805	107,649
Amortization of intangible assets	670	670
Foreign currency transaction gain	(401)	(764)
Loss on interest rate swap	606	—
Amortization and write-off of deferred financing costs and debt discount	4,050	13,816
Amortization of above-market ground leases	(68)	(68)
Loss on disposal of property and equipment	6,017	5,001
Loss on sale of hotel properties	1,897	—
Impairment of long-lived assets	20,357	—
Equity-based compensation	6,329	5,619
Deferred income tax benefit	(1,421)	(25,757)
Changes in assets and liabilities:
Accounts receivable, net	(4,046)	(7,233)
Other assets	(8,909)	269
Accounts payable and accrued liabilities	15,130	14,879
Net cash provided by operating activities	220,804	190,220
INVESTING ACTIVITIES:
Purchases of property and equipment	(93,080)	(109,949)
Proceeds from sale of hotel properties	47,952	—
Decrease (increase) in restricted cash and insurance collateral	289	(105,490)
Proceeds from insurance and related recoveries	169	2,716
Net cash used in investing activities	(44,670)	(212,723)
FINANCING ACTIVITIES:
Principal payments on mortgage loan	—	(433,537)
Principal payments on term loan facilities	(9,734)	(366,463)
Proceeds from senior notes, net of debt discount	—	788,000
Proceeds from revolving credit facilities	105,000	—
Payments on revolving credit facilities	(150,000)	—
Payments of deferred financing costs	—	(14,717)
Tax withholdings related to restricted stock unit settlements	(3,245)	(2,071)
Issuance of common stock	—	6
Repurchase of common stock	(53,980)	(60,356)
Repurchase of Corporation mandatorily redeemable preferred stock	(14,069)	—
Corporation common distributions	(21,491)	(24,459)
ESH REIT common distributions	(56,642)	(100,050)
ESH REIT preferred distributions	(8)	(8)
Net cash used in financing activities	(204,169)	(213,655)
CHANGES IN CASH AND CASH EQUIVALENTS DUE TO CHANGES IN FOREIGN CURRENCY EXCHANGE RATES	109	23
NET DECREASE IN CASH AND CASH EQUIVALENTS	(27,926)	(236,135)
CASH AND CASH EQUIVALENTS - Beginning of period	84,158	373,239
CASH AND CASH EQUIVALENTS - End of period	$56,232	$137,104
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties	$64,877	$53,664
Cash payments for income taxes, net of refunds of $33 and $665	$22,566	$42,385
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable and accrued liabilities	$17,716	$16,142
Deferred financing costs included in accounts payable and accrued liabilities	$—	$524
Proceeds from sale of hotel properties included in other assets	$11,543	$—
Corporation common distributions included in accounts payable and accrued liabilities	$662	$199
ESH REIT common distributions included in accounts payable and accrued liabilities	$1,511	$1,084
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2017 AND DECEMBER 31, 2016 AND FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2017 AND 2016
(Unaudited)

1.	BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION
Extended Stay America, Inc. (the “Corporation”) was incorporated in the state of Delaware on July 8, 2013. ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. On November 18, 2013, the Corporation and ESH REIT completed an initial public offering of 32.5 million Paired Shares. A "Paired Share" consists of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. The Corporation owns, and is expected to continue to own, all of the issued and outstanding Class A common stock of ESH REIT, which, as of June 30, 2017, represents approximately 57% of the outstanding common stock of ESH REIT. Due to its controlling interest in ESH REIT, the Corporation consolidates the financial position, results of operations, comprehensive income and cash flows of ESH REIT. The term, “the Company,” as used herein refers to the Corporation and its consolidated subsidiaries, including ESH REIT.
As of June 30, 2017, the Company owned and operated 625 hotel properties in 44 U.S. states, consisting of approximately 68,780 rooms. As of December 31, 2016, the Company owned and operated 626 hotel properties in 44 U.S. states, consisting of approximately 68,900 rooms, and three hotels in Canada, consisting of 500 rooms. The hotel properties are owned by wholly-owned subsidiaries of ESH REIT and are operated by wholly-owned subsidiaries of the Corporation (the “Operating Lessees”) pursuant to leases between ESH REIT and the Operating Lessees. The hotels are managed by ESA Management LLC (“ESA Management”), a wholly-owned subsidiary of the Corporation. The hotels are operated under the core brand, Extended Stay America. The Extended Stay America brand is owned by ESH Hospitality Strategies LLC (“ESH Strategies”), also a wholly-owned subsidiary of the Corporation.
As of June 30, 2017, the Corporation had approximately 192.5 million shares of common stock outstanding, approximately 98.4% of which were owned by the public, approximately 0.9%, or 1.8 million shares, of which were owned by Paulson & Co. Inc. (a Former Sponsor, as defined below) and approximately 0.7% of which were owned by senior management and certain directors. As of June 30, 2017, ESH REIT’s common equity consisted of the following: (i) approximately 250.5 million shares of Class A common stock outstanding (approximately 57% of its common equity), all of which were owned by the Corporation, and (ii) approximately 192.5 million shares of Class B common stock outstanding (approximately 43% of its common equity), approximately 98.4% of which were owned by the public, approximately 0.9%, or 1.8 million shares, of which were owned by Paulson & Co. Inc. (a Former Sponsor, as defined below) and approximately 0.7% of which were owned by senior management and directors.

As of December 31, 2016, the Corporation had approximately 195.4 million shares of common stock outstanding, approximately 55.9% of which were owned by the public and approximately 44.1% of which were owned by Centerbridge Partners, L.P., Paulson & Co. Inc. and The Blackstone Group L.P. and their funds or affiliates (individually, each a "Former Sponsor," or collectively, the “Former Sponsors”) and senior management and certain directors. As of December 31, 2016, ESH REIT’s common equity consisted of the following: (i) approximately 250.5 million shares of Class A common stock outstanding (approximately 56% of its common equity), all of which were owned by the Corporation, and (ii) approximately 195.4 million shares of Class B common stock outstanding (approximately 44% of its common equity), approximately 55.9% of which were owned by the public and approximately 44.1% of which were owned by the Former Sponsors and senior management and directors.
2017 Secondary Offerings
In March, May and June 2017, certain selling stockholders (the "Selling Stockholders") sold 25.0 million, 30.0 million and 25.0 million Paired Shares, respectively, pursuant to an automatic shelf registration statement as part of secondary offerings. In conjunction with these secondary offerings, the Corporation and ESH REIT repurchased and retired, in the aggregate, approximately 2.0 million Paired Shares for approximately $21.4 million and $12.2 million, respectively (see Note 11). The Selling Stockholders consisted solely of entities affiliated with the Former Sponsors and did not include officers or directors of the Corporation or ESH REIT. Neither the Corporation nor ESH REIT sold Paired Shares in the secondary offerings and neither received proceeds from the secondary offerings. The Corporation and ESH REIT incurred professional fees in connection with the secondary offerings totaling approximately $0.6 million and $1.0 million for the three and six months ended June 30, 2017, respectively.
After giving effect to the June 2017 secondary offering, funds or affiliates of Centerbridge Partners, L.P. and The Blackstone Group L.P. no longer own any Paired Shares.
Paired Share Repurchase Program
In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program for up to $100 million of Paired Shares. In February 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $100 million to up to $200 million of Paired Shares. In December 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $200 million to up to $300 million of Paired Shares and extended the maturity of the program through December 31, 2017, each effective January 1, 2017. Repurchases may be made at management's discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice. As of June 30, 2017, the Corporation and ESH REIT had repurchased and retired approximately 12.6 million Paired Shares for approximately $120.4 million and $73.4 million, respectively, of which 5.8 million Paired Shares were repurchased and retired from entities affiliated with the Former Sponsors.
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
Interim Presentation—Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP have been condensed or omitted in the accompanying unaudited condensed consolidated financial statements. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2016 included in the combined annual report on Form 10-K filed with the SEC on February 28, 2017.
The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of June 30, 2017, the results of the Company’s operations and comprehensive income for the three and six months ended June 30, 2017 and 2016 and changes in equity and cash flows for the six months ended June 30, 2017 and 2016. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations, including the impact of hotel renovations.
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
Property and Equipment—Property and equipment additions are recorded at cost. Major improvements that extend the life or utility of property or equipment are capitalized and depreciated over a period equal to the shorter of the estimated useful life of the improvement or the remaining estimated useful life of the asset. Ordinary repairs and maintenance are charged to expense as incurred. Depreciation and amortization are recorded on a straight-line basis over estimated useful lives which range from two to 49 years.
Management assesses the performance of long-lived assets for potential impairment quarterly, as well as when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by a comparison of the carrying amount of a hotel property to the estimated future undiscounted cash flows expected to be generated by each hotel property. Impairment is recognized when estimated future undiscounted cash flows, including proceeds from disposition, are less than the carrying value of each hotel property. To the extent that a hotel property is impaired, the excess carrying amount over its estimated fair value is recognized as an impairment charge and reduces income from operations. Fair value is determined based upon the discounted cash flows of the hotel property, quoted market prices or independent appraisals, as considered necessary. The Company recognized impairment charges related to property and equipment of approximately $7.9 million and $20.4 million for the three and six months ended June 30, 2017, respectively, and recognized no impairment charges for the three or six months ended June 30, 2016 (see Note 5). The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, an impairment charge to further reduce the carrying value of a hotel property could occur in a future period in which conditions change.
Segments—The Company’s hotel operations represent a single operating segment based on the way the Company manages its business. The Company’s hotels provide similar services, use similar processes to sell those services and sell those services to similar classes of customers. The amounts of long-lived assets and net revenues outside the U.S. are not significant for any period presented.
Recently Issued Accounting Standards
Goodwill—In January 2017, the FASB issued an accounting standards update in which the guidance on testing for goodwill was updated to eliminate Step 2 in the determination on whether goodwill should be considered impaired. Annual and/or interim assessments are still required to be completed. This update will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of this update to have a material effect on the Company’s unaudited condensed consolidated financial statements.
Statement of Cash Flows—In August and November 2016, the FASB issued accounting standards updates which provide additional clarity on the classification of specific events on the statement of cash flows. These events include debt prepayment and extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, distributions received from equity method investees, and beneficial interests in securitization transactions. These updates also require amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. These updates are effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, with early adoption permitted. The adoption of these updates will require cash outflows related to debt prepayment and extinguishment costs to be classified as financing activities. For the six months ended June 30, 2017 and 2016, debt prepayment and extinguishment costs included within net cash provided by operating activities totaled approximately $1.2 million and $3.7 million, respectively. Additionally, the effect of the adoption of these updates on the Company's consolidated statements of cash flows will be to include restricted cash in the beginning and end of period balances of cash, restricted cash and cash equivalents. The change in restricted cash is currently included in investing activities in the consolidated statements of cash flows.
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
In May 2017, the FASB issued an accounting standards update that provides guidance about which changes to the terms or conditions of a share-based payment award requires an entity to apply modification accounting. This update will be effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this update to have a material effect on the Company’s unaudited condensed consolidated financial statements.

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
As of June 30, 2017, using its incremental borrowing rate with respect to the future minimum lease payments under its operating leases (ground leases and corporate office lease), the Company has preliminarily determined that the lease liability would have been between approximately $16.0 million and $20.0 million and the right of use asset would have been between approximately $8.0 million and $12.0 million, which includes adjustments for accrued lease payments, above market lease liabilities and lease incentives.
The recording of a lease obligation may increase total indebtedness for purposes of financial covenants within certain of the Company’s existing debt agreements; however, the Company currently does not expect this increase to cause instances of non-compliance with any of these covenants. The Company does not expect the adoption of this update to have a material effect on its consolidated statements of operations or cash flows. The Company expects to elect the optional practical expedients which relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The election to apply these practical expedients will, in effect, mean the Company will continue to account for leases that commenced before the effective date in accordance with previous GAAP unless the lease is modified, except that the Company will recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP.
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
The Company is currently assessing the impact the adoption of the standard will have on the amount and/or timing of revenue recognition. The assessment process includes the following; (i) review of contracts in order to determine if a portfolio approach may be acceptable for concluding on performance obligations and delivery of such obligations under the contracts; (ii) analysis on the appropriateness of bundling delivered goods and services under the contracts; (iii) the determination as to whether the Company acts as either a principal or an agent under certain distribution agreements, which may impact the timing and amount of revenue recognized; and (iv) other related matters, including the enhancement of revenue related disclosures.
The Company will adopt the standard on January 1, 2018. The Company expects to complete its assessment of the impact of adoption during 2017, and expects to finalize the details of its adoption plan prior to the implementation date. The adoption plan will include an election of which transition approach the Company will take and which practical expedients provided by the standard the Company will elect. Although the Company is still evaluating the total impact of the standard, and it currently does not expect that the adoption of the standard will have a material impact on the amount and/or timing of revenue recognized, except as outlined above as it relates to acting as a principal or agent under certain distribution agreements, it does expect significantly enhanced revenue-related disclosures to be included in the notes to its consolidated financial statements.

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
The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income available to Extended Stay America, Inc. common shareholders - basic	$51,775	$60,729	$74,876	$77,775
Loss attributable to noncontrolling interests assuming conversion	8	—	14	—
Net income available to Extended Stay America, Inc. common shareholders - diluted	$51,783	$60,729	$74,890	$77,775
Denominator:
Weighted average number of Extended Stay America, Inc. common shares outstanding - basic	193,409	201,600	193,959	202,955
Dilutive securities	535	89	413	74
Weighted average number of Extended Stay America, Inc. common shares outstanding - diluted	193,944	201,689	194,372	203,029
Net income per Extended Stay America, Inc. common share - basic	$0.27	$0.30	$0.39	$0.38
Net income per Extended Stay America, Inc. common share - diluted	$0.27	$0.30	$0.39	$0.38

4.	HOTEL DISPOSITIONS
On May 1, 2017, the Company sold its three Extended Stay Canada-branded hotels for gross proceeds of 76.0 million Canadian dollars, or approximately $55.3 million. The carrying value of the hotels, including net working capital and allocable goodwill, net of an impairment charge recorded during the three months ended March 31, 2017, was approximately 56.7 million Canadian dollars, or approximately $41.2 million, resulting in a gain on sale of approximately 17.3 million Canadian dollars, or approximately $12.6 million, prior to the evaluation of existing accumulated foreign currency translation loss. Due to the fact that the Company's Canadian subsidiaries liquidated 100% of their assets, approximately $14.5 million of accumulated foreign currency translation loss was recognized in the unaudited condensed consolidated statement of operations during the three and six months ended June 30, 2017. This charge more than fully offset the Canadian subsidiaries' gain on sale, which resulted in a loss on sale of the Canadian hotels of approximately $1.9 million, net of closing costs and adjustments, which is reported in loss on sale of hotel properties during the three and six months ended June 30, 2017 in the accompanying unaudited condensed consolidated statement of operations.
On May 16, 2017, the Company sold one U.S.-based hotel for gross proceeds of $5.4 million. The carrying value of this hotel, including net working capital and allocable goodwill, net of an impairment charge recorded during 2016, was approximately $5.1 million, resulting in no gain or loss on sale, net of closing costs and adjustments.
During the three and six month periods ended June 30, 2017 and June 30, 2016, the four disposed hotel properties contributed total room and other hotel revenues, total operating expenses and income (loss) before income tax expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017		2016
Total room and other hotel revenues	$778	3,390	2,940		6,050
Total operating expenses	530	2,597	15,452	(1)	5,179
Income (loss) before income tax expense	639	568	(12,199)	(1)	1,066
_________________________________

(1)	Includes impairment charge recorded during the three months ended March 31, 2017 of approximately $12.4 million related to the three Canadian hotels that were sold.

5.	PROPERTY AND EQUIPMENT
Net investment in property and equipment as of June 30, 2017 and December 31, 2016, consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Hotel properties:
Land and site improvements	$1,289,952	$1,303,752
Building and improvements	2,909,502	2,940,615
Furniture, fixtures and equipment	632,155	612,855
Total hotel properties	4,831,609	4,857,222
Corporate furniture, fixtures, equipment, software and other	20,731	20,076
Undeveloped land parcel	1,675	1,675
Total cost	4,854,015	4,878,973
Less accumulated depreciation:
Hotel properties	(1,031,703)	(962,400)
Corporate furniture, fixtures, equipment, software and other	(12,765)	(11,269)
Total accumulated depreciation	(1,044,468)	(973,669)
Property and equipment - net	$3,809,547	$3,905,304
During the three and six months ended June 30, 2017 and 2016, the Company, using Level 3 unobservable inputs, assessed property and equipment for potential impairment. The Company recognized impairment charges of approximately $7.9 million and $20.4 million for the three and six months ended June 30, 2017, respectively, and recognized no impairment charges for the three or six months ended June 30, 2016. The impairment charge recorded during the three months ended March 31, 2017, approximately $12.4 million, related to the Canadian hotels that were sold.
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

6.	INTANGIBLE ASSETS AND GOODWILL
The Company’s intangible assets and goodwill as of June 30, 2017 and December 31, 2016, consist of the following (dollars in thousands):

	June 30, 2017
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—customer relationships	20 years	$26,800	$(9,020)	$17,780
Indefinite-lived intangible assets—trademarks		9,933	—	9,933
Total intangible assets		36,733	(9,020)	27,713
Goodwill		48,910	—	48,910
Total intangible assets and goodwill		$85,643	$(9,020)	$76,623

	December 31, 2016
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—customer relationships	20 years	$26,800	$(8,350)	$18,450
Indefinite-lived intangible assets—trademarks		9,933	—	9,933
Total intangible assets		36,733	(8,350)	28,383
Goodwill		53,531	—	53,531
Total intangible assets and goodwill		$90,264	$(8,350)	$81,914
In conjunction with the sale of the four hotels in May 2017, the Company wrote off approximately $4.6 million of goodwill, which is included in loss on sale of hotel properties in the accompanying unaudited consolidated statement of operations.
The remaining weighted-average amortization period for definite-lived intangible assets is approximately 13.3 years as of June 30, 2017. Estimated future amortization expense for definite-lived intangible assets is as follows (in thousands):

Years Ending December 31,
Remainder of 2017	$670
2018	1,340
2019	1,340
2020	1,340
2021	1,340
Thereafter	11,750
Total	$17,780

7.	DEBT
Summary - The Company’s outstanding debt, net of unamortized debt discount, and unamortized deferred financing costs as of June 30, 2017 and December 31, 2016, consists of the following (dollars in thousands):

	Stated Amount(1)		Carrying Amount			Unamortized Deferred Financing Costs					Interest Rate
Loan			June 30, 2017		December 31, 2016	June 30, 2017		December 31, 2016		Stated Interest Rate	June 30, 2017		December 31, 2016	Maturity Date
Term loan facilities
ESH REIT 2016 Term Facility	$1,300,000	(2)	$1,284,540	(3)	$1,290,560	$14,618		$15,804		LIBOR(4) + 2.50%(5)	3.71%	(5)	3.75%	8/30/2023	(7)
Senior notes
ESH REIT 2025 Notes	1,300,000		1,289,699	(6)	1,289,041	22,111		23,523		5.25%	5.25%		5.25%	5/1/2025
Revolving credit facilities (8)
ESH REIT 2016 Revolving Credit Facility	350,000		—		45,000	2,295	(8)	2,570	(8)	LIBOR + 2.75%	N/A		3.33%	8/30/2021
Corporation 2016 Revolving Credit Facility	50,000		—		—	456	(8)	511	(8)	LIBOR + 3.00%	N/A		N/A	8/30/2021
Unsecured Intercompany Facility
Unsecured Intercompany Facility	75,000	(9)	—		—	—		—		5.00%	5.00%		5.00%	8/30/2023
Total			$2,574,239		$2,624,601	$39,480		$42,408
_________________________________

(1)	Amortization is interest only, except for the 2016 Term Facility (as defined below) which amortizes in equal quarterly installments of $3.24 million. See (7) below.

(2)
ESH REIT is able to increase its borrowings under the 2016 ESH REIT Credit Facilities (as defined below) by an amount of up to $600.0 million, plus additional amounts, in each case subject to certain conditions.

(3)	The 2016 Term Facility is presented net of an unamortized debt discount of approximately $5.7 million and $6.2 million as of June 30, 2017 and December 31, 2016, respectively.

(4)	As of December 31, 2016, the stated interest rate of the 2016 Term Facility was LIBOR + 3.00% and included a LIBOR floor of 0.75%.

(5)	$450.0 million of the 2016 Term Facility is subject to an interest rate swap at a fixed rate of 1.175% (see Note 8).

(6)	The 2025 Notes (as defined below) are presented net of an unamortized debt discount of approximately $10.3 million and $11.0 million as of June 30, 2017 and December 31, 2016, respectively.

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

(9)
As of June 30, 2017, the outstanding balance owed from ESH REIT to the Corporation under the Unsecured Intercompany Facility was $50.0 million. ESH REIT is able to increase its borrowings under the Unsecured Intercompany Facility to an amount of up to $300.0 million, plus additional amounts, in each case subject to certain conditions. The outstanding debt balance and interest expense owed from ESH REIT to the Corporation related to the Unsecured Intercompany Facility eliminate in consolidation.

On March 1, 2017, ESH REIT entered into an amendment to the 2016 Term Facility with the lenders thereunder (such amendment, the "Repricing Amendment"). The Repricing Amendment had the following impact on the 2016 Term Facility: (i) decreased the interest rate spread on LIBOR based loans from 3.0% to 2.5%; (ii) decreased the interest rate spread on base rate loans from 2.0% to 1.5%; (iii) removed the floor of 0.75% on LIBOR based loans; (iv) removed the floor of 2.0% on base rate loans; (v) removed ranges on interest rate spreads for all loan types that were dependent upon ESH REIT’s credit rating; and (vi) extended the 1% prepayment penalty through September 1, 2017 (prepayments made after September 1, 2017 are not subject to a prepayment penalty, other than customary “breakage” costs).
ESH REIT Credit Facilities
On August 30, 2016, ESH REIT entered into a credit agreement, as may be amended and supplemented from time to time, providing for senior secured credit facilities (collectively, the "2016 ESH REIT Credit Facilities") consisting of a $1,300.0 million senior secured term loan facility (the "2016 Term Facility") and a $350.0 million senior secured revolving credit facility

(the "2016 ESH REIT Revolving Credit Facility"). Subject to the satisfaction of certain criteria, borrowings under the 2016 ESH REIT Credit Facilities may be increased by an amount of up to $600.0 million, plus additional amounts, so long as, after giving effect to the incurrence of such incremental facility and the application of proceeds thereof, its pro-forma senior loan-to-value ratio is less than or equal to 45%.
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

The 2016 ESH REIT Credit Facilities contain a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends and distributions, make certain investments and other restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, sell assets or merge, consolidate or transfer all or substantially all of their assets. The 2016 ESH REIT Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases and management agreements. If an event of default occurs, the administrative agent is entitled to take various actions, including the acceleration of amounts due under the 2016 ESH REIT Credit Facilities and additional actions that a secured creditor is permitted to take following a default. As of June 30, 2017, ESH REIT was in compliance with all covenants under the 2016 ESH REIT Credit Facilities.
2016 Term Facility—The 2016 Term Facility, as amended, bears interest at a rate equal to (i) LIBOR plus 2.50% or (ii) base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50% or (C) the one-month adjusted LIBOR rate plus 1.00%) plus 1.50%. The 2016 Term Facility amortizes in equal quarterly installments in annual amounts of 1.0% of the principal amount outstanding as of the Repricing Amendment, or approximately $13.0 million, with the remaining balance payable at maturity. In addition to scheduled amortization, subject to certain exceptions, mandatory prepayments of up to 50% of annual Excess Cash Flow, as defined, may be required based on ESH REIT's Consolidated Leverage Ratio, each as defined. Annual mandatory prepayments are due during the first quarter of the following year. The 2016 Term Facility matures on August 30, 2023.
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

In addition to paying interest on outstanding principal, ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the amount outstanding under the facility. ESH REIT is also required to pay customary letter of credit fees and agency fees. As of June 30, 2017, ESH REIT had no letters of credit outstanding under the facility, an outstanding balance of $0 and available borrowing capacity of $350.0 million.

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

ESH REIT Senior Notes Due 2025
In May 2015, ESH REIT issued $500.0 million 5.25% senior notes due in 2025 (together with the $800.0 million of additional notes discussed below, the “2025 Notes”) under an indenture (the “Indenture”) with Deutsche Bank Trust Company Americas, as trustee, at 100% of par value in a private placement pursuant to Rule 144A of the Securities Act ("Rule 144A"). In March 2016, ESH REIT issued an additional $800.0 million of the 2025 Notes under the Indenture at 98.5% of par value in a private placement pursuant to Rule 144A. The 2025 Notes mature on May 1, 2025 and bear interest at a fixed rate of 5.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year.
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
The Indenture contains a number of customary covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, create certain liens, pay dividends or distributions, make certain investments and other restricted payments, enter into affiliate transactions, sell assets or merge, consolidate or transfer all or substantially all of their assets. The Indenture also contains certain customary events of default, including, but not limited to, cross-defaults to certain other indebtedness. If an event of default occurs, the holders of the Notes and the Trustee are entitled to take various actions, including declaring the 2025 Notes immediately due and payable. As of June 30, 2017, ESH REIT was in compliance with all covenants set forth in the Indenture.
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
In addition to paying interest on outstanding principal, the Corporation incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the amount outstanding under the facility. The Corporation is also required to pay customary letter of credit fees and agency fees. As of June 30, 2017, the Corporation had one letter of credit outstanding under this facility of $0.7 million, an outstanding balance drawn of $0 and borrowing capacity available of $49.3 million.
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

The 2016 Corporation Revolving Credit Facility contains a number of restrictive covenants that, among other things and subject to certain exceptions, limit the Corporation’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends or distributions, make certain restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, merge, consolidate or transfer all or substantially all of its assets. The 2016 Corporation Revolving Credit Facility also contains certain customary affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases. If an event of default occurs, the administrative agent is entitled to take various actions, including the acceleration of amounts due under the facility and additional actions that a secured creditor is permitted to take following a default. As of June 30, 2017, the Corporation was in compliance with all covenants under the 2016 Corporation Revolving Credit Facility.
Unsecured Intercompany Facility
On August 30, 2016, ESH REIT, as borrower, and the Corporation, as lender, entered into an unsecured intercompany credit facility (the "Unsecured Intercompany Facility"). As of June 30, 2017, the amount outstanding under the facility totaled $50.0 million. Subject to certain conditions, the principal amount of the Unsecured Intercompany Facility may be increased up to an amount that shall not exceed the greater of (i) $300.0 million and (ii) an unlimited amount so long as the incremental loan-to-value ratio, determined on a pro-forma basis as of the last day of the most recently ended test period, as if any incremental loans available under such incremental commitments had been outstanding on the last day of such period, and, in each case, without netting the cash proceeds of any such incremental loans, does not exceed 5.0%. Loans under the facility bear interest at 5.00% per annum. There is no scheduled amortization under the facility and the facility matures on August 30, 2023. ESH REIT has the option to voluntarily prepay outstanding loans at any time upon one business day’s prior written notice.

The Unsecured Intercompany Facility contains a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends or distributions, make certain investments and other restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, sell assets or merge, consolidate or transfer all or substantially all of their assets. The facility contains certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases and management agreements. If an event of default occurs, the Corporation is entitled to take various actions, including the acceleration of amounts due under the facility and all other actions that a creditor is permitted to take following a default. As of June 30, 2017, ESH REIT was in compliance with all covenants under the Unsecured Intercompany Facility.
Future Maturities of Debt—The future maturities of debt as of June 30, 2017, are as follows (in thousands):

Years Ending December 31,
Remainder of 2017	$6,484
2018	12,968
2019	12,968
2020	12,968
2021	12,968
Thereafter	2,531,910	(1)
Total	$2,590,266
______________________

(1)
Under the 2016 Term Facility, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required commencing with the year ending December 31, 2017. Annual mandatory prepayments for the year ending December 31, 2017 and each year thereafter are due during the first quarter of the following year.

Fair Value of Debt—As of June 30, 2017 and December 31, 2016, the estimated fair value of the Company's debt was approximately $2.6 billion and $2.7 billion, respectively. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on the Company's debt (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available.

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
In September 2016, ESH REIT entered into a floating-to-fixed interest rate swap at a fixed rate of 1.175% and a floating rate of one-month LIBOR, subject to a LIBOR floor of 0.75%, to manage its exposure to interest rate risk on a portion of its variable rate debt. In February 2017, ESH REIT executed an amendment to its swap agreement, the impact of which was to remove the LIBOR floor on floating rate cash flows. The notional amount of the interest rate swap as of June 30, 2017 was $450.0 million. On October 1, 2017, the notional amount decreases to $400.0 million, and the notional amount continues to decrease by an additional $50.0 million every six months until the swap's maturity in September 2021.
From September 2016 through the February 2017 amendment to ESH REIT's swap agreement, the swap was designated as an effective cash flow hedge and changes in fair value were recognized through accumulated other comprehensive income. Concurrent with the February 2017 swap amendment and through April 2017, the swap's designation as a cash flow hedge was reversed and changes in fair value were recognized in earnings and are included in the line item other non-operating income (expense) on the accompanying unaudited condensed consolidated statements of operations. In April 2017, ESH REIT re-designated the swap as an effective cash flow hedge. Subsequent to April 2017, the effective portion of changes in fair value are recognized through accumulated other comprehensive income and the ineffective portion is recognized in other non-operating income (expense) on the accompanying unaudited condensed consolidated statements of operations. Prior changes recognized through accumulated other comprehensive income are amortized over the remaining life of the swap through earnings and are included in the line item other non-operating income (expense) on the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2017, approximately $1.1 million is expected to be recognized through earnings over the following twelve months.
The table below presents the amounts and classification on the Company's financial statements related to the interest rate swap (in thousands):

	Other Assets	Accumulated other comprehensive income, net of tax		Other non-operating expense (income)		Interest Expense
As of June 30, 2017	$4,525	$3,992	(1)
As of December 31, 2016	$4,990	$3,898
For the three months ended June 30, 2017				$1,494	(2)	$192
For the three months ended June 30, 2016				$—		$—
For the six months ended June 30, 2017				$252	(3)	$873
For the six months ended June 30, 2016				$—		$—
_______________________________

(1)
Change during the six months ended June 30, 2017 consisted of change in fair value of $(0.5) million (effective portion) and amortization of accumulated other comprehensive income prior to de-designation of $0.6 million.

(2)	Consists of changes in fair value of $0.9 million (ineffective portion) and amortization of accumulated other comprehensive income prior to de-designation of $0.6 million.

(3)	Consists of amortization of accumulated other comprehensive income prior to de-designation of $0.6 million partially offset by removal of the LIBOR floor of approximately $(0.3) million.

9.	MANDATORILY REDEEMABLE PREFERRED STOCK
The Corporation has authorized 350.0 million shares of preferred stock, par value $0.01 per share, of which 7,133 and 21,202 shares of mandatorily redeemable voting preferred stock were issued and outstanding as of June 30, 2017 and December 31, 2016, respectively. Dividends on these preferred shares are payable quarterly in arrears at a rate of 8.0% per year. With respect to dividend, distribution and liquidation rights, the 8.0% voting preferred stock ranks senior to the Corporation’s common stock. Holders of the 8.0% voting preferred stock are generally entitled to one vote for each share and will vote together with the Corporation common stock as a single class on all matters that the Corporation’s common shareholders are entitled to vote upon. On or after November 15, 2018, a holder of the 8.0% voting preferred stock has the right to require the Corporation to redeem in cash the 8.0% voting preferred stock at $1,000 per share plus any accumulated unpaid dividends. On November 15, 2020, the Corporation shall mandatorily redeem all of the 8.0% voting preferred stock at $1,000 per share plus any accumulated unpaid dividends.
Due to the fact that the outstanding 8.0% voting preferred stock is mandatorily redeemable by the Corporation, it is classified as a liability on the accompanying unaudited condensed consolidated balance sheets. Dividends on these preferred shares are classified as net interest expense on the accompanying unaudited condensed consolidated statements of operations.
Fair Value of Mandatorily Redeemable Preferred Stock—As of June 30, 2017 and December 31, 2016, the estimated fair value of the 8.0% voting preferred stock was approximately $7.1 million and $21.3 million, respectively. The estimated fair value of the 8.0% voting preferred stock is determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads (Level 2 fair value measures).

10.	INCOME TAXES
The Corporation’s taxable income includes the taxable income of its wholly-owned subsidiaries and distribution income related to its ownership of approximately 57% of ESH REIT.
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
The Company recorded a provision for federal, state and foreign income taxes of approximately $15.9 million for the three months ended June 30, 2017, an effective rate of approximately 24.3%, as compared with a provision of approximately $7.4 million for the three months ended June 30, 2016, an effective rate of approximately 10.8%. The Company recorded a provision for federal, state and foreign income taxes of approximately $20.4 million for the six months ended June 30, 2017, an effective rate of approximately 23.7%, as compared with a provision of approximately $10.3 million for the six months ended June 30, 2016, an effective rate of approximately 12.0%. The Company’s effective rate differs from the federal statutory rate of 35% primarily due to ESH REIT’s status as a REIT under the provisions of the Code. During the three months ended June 30, 2016, the Company recognized a benefit of approximately $7.7 million for the reversal of a net deferred tax liability to reflect the Corporation's anticipated receipt of future ESH REIT nontaxable distributions. During the six months ended June 30, 2016 the Company's effective tax rate was further impacted by a benefit of approximately $1.8 million with respect to the reversal of net deferred tax liabilities which related to the previously estimated 5% of taxable income expected to be retained under ESH REIT's prior 95% distribution policy, which was changed during the three months ended March 31, 2016.
The Company’s income tax returns for the years 2013 to present are subject to examination by the Internal Revenue Service and other taxing authorities.

11.	RELATED PARTY TRANSACTIONS
Investment funds and affiliates of Paulson & Co. Inc., a Former Sponsor, held 7,036 shares of the Corporation's outstanding mandatorily redeemable preferred stock as of June 30, 2017. Investment funds and affiliates of the Former Sponsors held 21,105 shares of the Corporation's outstanding mandatorily redeemable preferred stock as of December 31, 2016. During the three and six months ended June 30, 2017, the Corporation repurchased 14,069 preferred shares from funds or affiliates of Centerbridge Partners, L.P. and The Blackstone Group L.P. at par value, or approximately $14.1 million.

As of June 30, 2017 and December 31, 2016, the outstanding balance owed by ESH REIT to the Corporation under the Unsecured Intercompany Facility was $50.0 million. ESH REIT is able to increase its borrowings under the Unsecured Intercompany Facility to an amount of up to $300.0 million, plus additional amounts, in each case, subject to certain conditions. The outstanding debt balance and interest expense owed by ESH REIT to the Corporation related to this facility eliminate in consolidation (see Note 7).
During the three months ended June 30, 2017, the Corporation and ESH REIT repurchased and retired approximately 1.3 million Paired Shares from the Former Sponsors for approximately $14.7 million and $8.4 million, respectively. During the six months ended June 30, 2017, the Corporation and ESH REIT repurchased and retired approximately 2.0 million Paired Shares from the Former Sponsors for approximately $21.4 million and $12.2 million, respectively. These Paired Shares were purchased in connection with the secondary offerings consummated in March, May and June of 2017 and pursuant to, and counted toward, the combined Paired Share repurchase program (see Note 1).
In March 2016, in connection with ESH REIT's $800.0 million issuance of its 2025 Notes discussed in Note 7, an affiliate of one of the Former Sponsors acted as an initial purchaser and purchased $24.0 million of the 2025 Notes. As such, the affiliate of one of the Former Sponsors earned approximately $0.4 million in fees related to the transaction during the six months ended June 30, 2016.

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
Rent expense on ground and office leases is recognized on a straight-line basis and was approximately $0.8 million for each of the three months ended June 30, 2017 and 2016, and approximately $1.6 million for each of the six months ended June 30, 2017 and 2016. Ground lease expense is included in hotel operating expenses and office lease expense is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
Other Commitments—The Company has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of its properties is located. The initial term of the agreement terminates in 2031. The cost related to this commitment was approximately $0.1 million for each of the three months ended June 30, 2017 and 2016, and approximately $0.1 million for each of the six months ended June 30, 2017 and 2016, and is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.
Letters of Credit—As of June 30, 2017, the Company had one outstanding letter of credit, issued by the Corporation, for $0.7 million, which is collateralized by the 2016 Corporation Revolving Credit Facility.
Paired Share Repurchase Commitment—As of June 30, 2017, the Corporation and ESH REIT agreed to repurchase approximately 0.1 million Paired Shares for approximately $0.2 million and $0.1 million, respectively, for which settlement had not yet occurred as of such date.
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
The Corporation and ESH REIT each maintain a long-term incentive plan (“LTIP”), as amended and restated in 2015, approved by their shareholders. Under the LTIPs, the Corporation and ESH REIT may issue to eligible employees or directors restricted stock awards (“RSAs”), restricted stock units (“RSUs”) or other equity-based awards, in respect of Paired Shares, with service, performance or market vesting conditions. The aggregate number of Paired Shares that may be the subject of awards under the LTIPs shall not exceed 8.0 million, of which no more than 4.0 million may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIP has a share reserve of an equivalent number of shares of Corporation common stock and ESH REIT Class B common stock. As of June 30, 2017, approximately 3.7 million Paired Shares were available for future issuance under the LTIPs.

Equity-based compensation expense is recognized by amortizing the grant-date fair value of the equity-based awards, less estimated forfeitures, on a straight-line basis over the requisite service period of each award. A portion of the grant-date fair value of all equity-based awards is allocated to a share of Corporation common stock and a portion is allocated to a share of ESH REIT Class B common stock. Equity-based compensation expense was approximately $3.6 million and $2.9 million for the three months ended June 30, 2017 and 2016, respectively, and approximately $6.3 million and $5.6 million for the six months ended June 30, 2017 and 2016, respectively, and is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
As of June 30, 2017, unrecognized compensation expense related to outstanding equity-based awards and the related weighted-average period over which it is expected to be recognized subsequent to June 30, 2017, is presented in the following table. Total unrecognized compensation expense will be adjusted for actual forfeitures.

	Unrecognized Compensation Expense Related to Outstanding RSAs/RSUs (in thousands)	Remaining Weighted-Average Amortization Period (in years)
RSAs/RSUs with service vesting conditions	$9,973	1.7
RSUs with performance vesting conditions	1,959	0.5
RSUs with market vesting conditions	5,594	1.4
Total unrecognized compensation expense	$17,526
RSA/RSU activity during the six months ended June 30, 2017, was as follows:

			Performance-Based Awards
	Service-Based Awards		Performance Vesting		Market Vesting
	Number of RSAs/RSUs (in thousands)	Weighted- Average Grant- Date Fair Value	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value(1)
Outstanding at January 1, 2017	892	$16.93	119	$14.07	972	$9.01
Granted	263	$17.48	192	$17.45	104	$18.58
Settled	(368)	$17.78	(119)	$14.07	—	$—
Forfeited	(1)	$25.21	—	$—	—	$—
Outstanding at June 30, 2017	786	$16.71	192	$17.45	1,076	$9.94
Vested at June 30, 2017	17	$16.68	—	$—	—	$—
Nonvested at June 30, 2017	769	$17.08	192	$17.45	1,076	$9.94
_________________________________

(1)	An independent third-party valuation was performed contemporaneously with the issuance of grants.
Service-Based Awards
The Corporation and ESH REIT granted approximately 237,000 and 26,000 service-based awards, respectively, during the six months ended June 30, 2017, with a weighted-average grant-date fair value per award of $17.47 and $17.56, respectively. The grant-date fair value of awards with service vesting conditions is based on the closing price of a Paired Share on the date of grant. Service-based awards vest over a period of one to four years, subject to the grantee’s continued employment or service.
Performance-Based Awards
The Corporation granted approximately 192,000 awards with performance vesting conditions during the six months ended June 30, 2017, with a grant-date fair value per award of $17.45. The grant-date fair value of awards with performance vesting conditions is based on the closing price of a Paired Share on the date of grant. Equity-based compensation expense with respect to these awards is adjusted over the remainder of the fiscal year to reflect the probability of achievement of performance targets defined in the award agreements. These awards vest over the remainder of the fiscal year, subject to the grantee’s continued employment, with the ability to earn Paired Shares in a range of 0% to 200% of the awarded number of RSUs based on the achievement of defined performance targets. As of June 30, 2017, all awards with performance vesting conditions are expected to be satisfied at approximately 100% of their target level.

The Corporation granted approximately 104,000 awards with market vesting conditions during the six months ended June 30, 2017, with a grant-date fair value per award of $18.58. The grant-date fair value of awards with market vesting conditions is based on an independent third-party valuation. These awards vest at the end of a three-year period, subject to the grantee’s continued employment, with the ability to earn Paired Shares in a range of 0% to 150% of the awarded number of RSUs based on the total shareholder return of a Paired Share relative to the total shareholder return of other publicly traded lodging companies identified in the award agreements. During the six months ended June 30, 2017, the grant-date fair value of awards with market vesting conditions was calculated using a Monte Carlo simulation model with the following key assumptions:

Expected holding period	2.86 years
Risk-free rate of return	1.46%
Expected dividend yield	4.72%

14.	DEFINED CONTRIBUTION PLANS
ESA Management has a savings plan that qualifies under Section 401(k) of the Code for all employees meeting the eligibility requirements of the plan. For the period from January 1, 2016 through September 9, 2016, the plan had an employer-matching contribution of 100% of the first 3% of an employee's contribution and 50% of the next 2% of an employee's contribution, which vested immediately. Beginning January 1, 2017, the plan has an employer-matching contribution of 50% of the first 6% of an employee's contribution, which vests over an employee's initial three-year service period. The plan also provides for contributions up to 100% of eligible employee pretax salary, subject to the Code’s annual deferral limit of $18,000 during 2017 and 2016. Employer contributions, net of forfeitures, totaled approximately $0.5 million and $0.8 million for the three months ended June 30, 2017 and 2016, respectively, and approximately $0.8 million and $1.9 million for the six months ended June 30, 2017 and 2016, respectively.
In June 2016, ESA Management established a non-qualified deferred compensation plan to allow certain eligible employees an option to defer a portion of their compensation on a tax-deferred basis. Beginning January 2017, the plan had an employer-matching contribution of 50% of the first 6% of an employee's contribution, which vests over a three-year service period. The plan is fully funded in a Rabbi Trust, which is subject to creditor claims in the event of insolvency, but the assets held in the Rabbi Trust are not available for general corporate purposes. As of June 30, 2017, approximately $0.5 million is included in other assets and accounts payable and accrued liabilities related to this plan.

15.	SUBSEQUENT EVENTS
Subsequent to June 30, 2017, the Corporation and ESH REIT repurchased and retired their respective portion of approximately 0.2 million Paired Shares for approximately $2.0 million and $1.1 million, respectively.
On August 1, 2017, the Board of Directors of the Corporation declared a cash distribution of $0.07 per share for the second quarter of 2017 on its common stock. The distribution is payable on August 29, 2017 to shareholders of record as of August 15, 2017. Also on August 1, 2017, the Board of Directors of ESH REIT declared a cash distribution of $0.14 per share for the second quarter of 2017 on its Class A and Class B common stock. This distribution is also payable on August 29, 2017 to shareholders of record as of August 15, 2017.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2017 AND DECEMBER 31, 2016
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $1,043,512 and $959,449	$3,827,269	$3,914,569
CASH AND CASH EQUIVALENTS	5,254	53,506
RESTRICTED CASH	—	344
RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC. (Note 9)	28,938	2,609
DEFERRED RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC. (Note 9)	31,961	40,259
GOODWILL	47,627	52,245
DEFERRED TAX ASSETS	237	—
OTHER ASSETS	30,680	13,973
TOTAL ASSETS	$3,971,966	$4,077,505
LIABILITIES AND EQUITY
LIABILITIES:
Term loan facilities payable - Net of unamortized deferred financing costs and debt discount of $20,344 and $21,994	$1,269,922	$1,274,756
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $32,412 and $34,482	1,267,588	1,265,518
Revolving credit facility	—	45,000
Loan payable to Extended Stay America, Inc. (Notes 6 and 9)	50,000	50,000
Unearned rental revenues from Extended Stay America, Inc. (Note 9)	143,130	39,898
Due to Extended Stay America, Inc. (Note 9)	16,663	11,608
Accounts payable and accrued liabilities	63,108	69,520
Deferred tax liabilities	—	3,286
Total liabilities	2,810,411	2,759,586
COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY:
Common stock - Class A: $0.01 par value, 4,300,000,000 shares authorized, 250,493,583 shares issued and outstanding; Class B: $0.01 par value, 7,800,000,000 shares authorized, 192,505,858 and 195,406,944 shares issued and outstanding	4,430	4,462
Additional paid in capital	1,145,500	1,144,664
Preferred stock - no par value, $1,000 liquidation value, 125 shares authorized, issued and outstanding	73	73
Retained earnings	6,436	176,532
Accumulated other comprehensive income (loss)	5,116	(7,812)
Total equity	1,161,555	1,317,919
TOTAL LIABILITIES AND EQUITY	$3,971,966	$4,077,505
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES- Rental revenues from Extended Stay America, Inc. (Note 9)	$115,589	$116,492	$231,883	$232,734
OPERATING EXPENSES:
Hotel operating expenses	23,056	22,231	47,011	46,602
General and administrative expenses (Note 9)	4,092	4,167	8,794	7,201
Depreciation	56,856	53,758	113,393	105,798
Impairment of long-lived assets	—	—	15,046	—
Total operating expenses	84,004	80,156	184,244	159,601
LOSS ON SALE OF HOTEL PROPERTIES (Note 4)	(3,274)	—	(3,274)	—
OTHER INCOME	635	—	635	—
INCOME FROM OPERATIONS	28,946	36,336	45,000	73,133
OTHER NON-OPERATING EXPENSE (INCOME)	1,104	(1)	(60)	(774)
INTEREST EXPENSE, NET	31,911	35,075	65,663	81,365
(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	(4,069)	1,262	(20,603)	(7,458)
INCOME TAX EXPENSE (BENEFIT)	655	(209)	237	(3,799)
NET (LOSS) INCOME	$(4,724)	$1,471	$(20,840)	$(3,659)
NET (LOSS) INCOME PER ESH HOSPITALITY, INC. COMMON SHARE:
Class A - basic	$(0.01)	$—	$(0.05)	$(0.01)
Class A - diluted	$(0.01)	$—	$(0.05)	$(0.01)
Class B - basic	$(0.01)	$—	$(0.05)	$(0.01)
Class B - diluted	$(0.01)	$—	$(0.05)	$(0.01)
WEIGHTED-AVERAGE ESH HOSPITALITY, INC. COMMON SHARES OUTSTANDING:
Class A - basic	250,494	250,494	250,494	250,494
Class A - diluted	250,494	250,494	250,494	250,494
Class B - basic	193,409	201,600	193,959	202,955
Class B - diluted	193,944	201,689	193,959	202,955
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
NET (LOSS) INCOME	$(4,724)	$1,471	$(20,840)	$(3,659)
OTHER COMPREHENSIVE INCOME, NET OF TAX:
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS:
FOREIGN CURRENCY TRANSLATION (LOSS) GAIN, NET OF TAX OF $0	—	45	531	3,032
RECLASSIFICATION ADJUSTMENT - SALE OF CANADIAN HOTEL PROPERTIES, NET OF TAX OF $(264), $0, $(264) AND $0	12,256	—	12,256	—
TOTAL FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	12,256	45	12,787	3,032

DERIVATIVE ADJUSTMENTS:
INTEREST RATE CASH FLOW HEDGE (LOSS) GAIN, NET OF TAX OF $0	121	—	(462)	—
RECLASSIFICATION ADJUSTMENT - AMOUNTS RECLASSIFIED TO NET INCOME, NET OF TAX OF $0	603	—	603	—
TOTAL DERIVATIVE ADJUSTMENTS	724	—	141	—

COMPREHENSIVE INCOME (LOSS)	$8,256	$1,516	$(7,912)	$(627)
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(In thousands, except preferred stock shares and per share data)
(Unaudited)

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - January 1, 2016	250,494	204,594	$4,554	125	$73	$1,168,903	$186,306	$(13,370)	$1,346,466
Net loss	—	—	—	—	—	—	(3,659)	—	(3,659)
Foreign currency translation, net of tax	—	—	—	—	—	—	—	3,032	3,032
Issuance of Class B common stock	—	199	2	—	—	1,468	—	—	1,470
Repurchase of Class B common stock	—	(3,979)	(40)	—	—	—	(23,396)	—	(23,436)
Common distributions - $0.30 per Class A and Class B common share	—	—	—	—	—	—	(136,549)	—	(136,549)
Preferred distributions	—	—	—	—	—	—	(8)	—	(8)
Equity-based compensation	—	1	—	—	—	62	—	—	62
BALANCE - June 30, 2016	250,494	200,815	$4,516	125	$73	$1,170,433	$22,694	$(10,338)	$1,187,378

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - January 1, 2017	250,494	195,407	$4,462	125	$73	$1,144,664	$176,532	$(7,812)	$1,317,919
Net loss	—	—	—	—	—	—	(20,840)	—	(20,840)
Foreign currency translation, net of tax	—	—	—	—	—	—	—	12,787	12,787
Interest rate cash flow hedge gain, net of tax	—	—	—	—	—	—	—	141	141
Repurchase of Class B common stock	—	(3,184)	(35)	—	—	—	(19,712)	—	(19,747)
Common distributions - $0.29 per Class A and Class B common share	—	—	—	—	—	—	(129,536)	—	(129,536)
Preferred distributions	—	—	—	—	—	—	(8)	—	(8)
Equity-based compensation	—	283	3	—	—	836	—	—	839
BALANCE - June 30, 2017	250,494	192,506	$4,430	125	$73	$1,145,500	$6,436	$5,116	$1,161,555
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(20,840)	$(3,659)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	113,393	105,798
Foreign currency transaction gain	(313)	(774)
Loss on interest rate swap	606	—
Amortization of deferred financing costs and debt discount	3,995	13,275
Amortization of above-market ground leases	(68)	(68)
Loss on disposal of property and equipment	6,017	5,001
Loss on sale of hotel properties	3,274	—
Impairment of long-lived assets	15,046	—
Equity-based compensation	121	62
Deferred income tax benefit	(3,693)	(2,247)
Changes in assets and liabilities:
Deferred rents receivable from Extended Stay America, Inc.	7,624	644
Due from (to) Extended Stay America, Inc., net	3,822	(4,068)
Other assets	(3,768)	(66)
Unearned rental revenues/rents receivable from Extended Stay America, Inc., net	76,903	79,477
Accounts payable and accrued liabilities	995	9,914
Net cash provided by operating activities	203,114	203,289
INVESTING ACTIVITIES:
Purchases of property and equipment	(91,841)	(108,201)
Proceeds from sale of hotel properties	42,005	—
Decrease (increase) in restricted cash	344	(104,952)
Proceeds from insurance and related recoveries	169	2,716
Net cash used in investing activities	(49,323)	(210,437)
FINANCING ACTIVITIES:
Principal payments on mortgage loan	—	(433,537)
Principal payments on term loan facilities	(9,734)	(366,463)
Proceeds from senior notes, net of debt discount	—	788,000
Proceeds from revolving credit facility	105,000	—
Payments on revolving credit facility	(150,000)	—
Payments of deferred financing costs	—	(14,717)
Net proceeds from Extended Stay America, Inc.	—	95,819
Repurchase of common stock	(19,744)	(23,436)
Issuance of Class B common stock	1,731	1,134
Common distributions	(129,288)	(222,791)
Preferred distributions	(8)	(8)
Net cash used in financing activities	(202,043)	(175,999)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(48,252)	(183,147)
CASH AND CASH EQUIVALENTS - Beginning of period	53,506	223,256
CASH AND CASH EQUIVALENTS - End of period	$5,254	$40,109
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties	$65,176	$52,694
Cash payments for income taxes, net of refunds of $3 and $0	$2,305	$1,608
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in due to/from Extended Stay America, Inc. and accounts payable and accrued liabilities	$17,095	$15,685
Deferred financing costs included in accounts payable and accrued liabilities	$—	$524
Proceeds from sale of hotel properties included in other assets	$11,543	$—
Common distributions included in accounts payable and accrued liabilities	$1,511	$1,084
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2017 AND DECEMBER 31, 2016 AND FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2017 AND 2016
(Unaudited)

1.	BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION
ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. Extended Stay America, Inc. (the “Corporation”), the parent of ESH REIT, was incorporated in the state of Delaware on July 8, 2013. On November 18, 2013, the Corporation and ESH REIT completed an initial public offering of 32.5 million Paired Shares. A "Paired Share" consists of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. The Corporation owns, and is expected to continue to own, all of the issued and outstanding Class A common stock of ESH REIT, which, as of June 30, 2017, represents approximately 57% of the outstanding common stock of ESH REIT.
As of June 30, 2017, ESH REIT and its subsidiaries owned and leased 625 hotel properties in 44 U.S. states, consisting of approximately 68,780 rooms. As of December 31, 2016, ESH REIT and its subsidiaries owned and leased 626 hotel properties in 44 U.S. states, consisting of approximately 68,900 rooms, and three hotels in Canada, consisting of 500 rooms. The hotels are operated by wholly-owned subsidiaries of the Corporation (the “Operating Lessees”) pursuant to leases between ESH REIT and the Operating Lessees. The hotels are managed by ESA Management LLC (“ESA Management”), a wholly-owned subsidiary of the Corporation. The hotels are operated under the core brand, Extended Stay America. The Extended Stay America brand is owned by ESH Hospitality Strategies LLC (“ESH Strategies”), also a wholly-owned subsidiary of the Corporation.
As of June 30, 2017, ESH REIT’s common equity consisted of the following: (i) approximately 250.5 million shares of Class A common stock outstanding (approximately 57% of its common equity), all of which were owned by the Corporation, and (ii) approximately 192.5 million shares of Class B common stock outstanding (approximately 43% of its common equity), approximately 98.4% of which were owned by the public, approximately 0.9%, or 1.8 million shares, of which were owned by Paulson & Co. Inc. (a Former Sponsor, as defined below) and approximately 0.7% of which were owned by senior management and directors of the Corporation and ESH REIT.
As of December 31, 2016, ESH REIT’s common equity consisted of the following: (i) approximately 250.5 million shares of Class A common stock outstanding (approximately 56% of its common equity), all of which were owned by the Corporation, and (ii) approximately 195.4 million shares of Class B common stock outstanding (approximately 44% of its common equity), approximately 55.9% of which were owned by the public and approximately 44.1% of which were owned by Centerbridge Partners, L.P., Paulson & Co. Inc. and The Blackstone Group L.P. and their funds or affiliates (individually, each a “Former Sponsor,” or collectively, the “Former Sponsors”) and senior management and directors of the Corporation and ESH REIT.
2017 Secondary Offerings
In March, May and June 2017, certain selling stockholders (the "Selling Stockholders") sold 25.0 million, 30.0 million and 25.0 million Paired Shares, respectively, pursuant to an automatic shelf registration statement as part of secondary offerings. In conjunction with these secondary offerings, ESH REIT repurchased and retired, in the aggregate, approximately 2.0 million ESH REIT Class B common shares from the Former Sponsors for approximately $12.2 million (see Note 9). The Selling Stockholders consisted solely of entities affiliated with the Former Sponsors and did not include officers or directors of the Corporation or ESH REIT. Neither the Corporation nor ESH REIT sold Paired Shares in the secondary offerings and neither received proceeds from the secondary offerings. The Corporation and ESH REIT incurred professional fees in connection with the secondary offerings. Total expenses incurred by ESH REIT were approximately $0.3 million and $0.5 million during the three and six months ended June 30, 2017, respectively.
After giving effect to the June 2017 secondary offering, funds or affiliates of Centerbridge Partners, L.P. and The Blackstone Group L.P. no longer own any Paired Shares.

Paired Share Repurchase Program
In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program for up to $100 million of Paired Shares. In February 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $100 million to up to $200 million of Paired Shares. In December 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $200 million to up to $300 million of Paired Shares and extended the maturity of the program through December 31, 2017, each effective January 1, 2017. Repurchases may be made at management's discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice. As of June 30, 2017, ESH REIT had repurchased and retired approximately 12.6 million ESH REIT Class B common shares for approximately $73.4 million, of which approximately 5.8 million Paired Shares were repurchased and retired from entities affiliated with the Former Sponsors.
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
The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly ESH REIT’s financial position as of June 30, 2017, the results of ESH REIT’s operations and comprehensive income for the three and six months ended June 30, 2017 and 2016 and changes in equity and cash flows for the six months ended June 30, 2017 and 2016. Interim results are not necessarily indicative of full year performance because of the impact of accounting for contingent rental payments under lease arrangements.
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
Property and Equipment—Property and equipment additions are recorded at cost. Major improvements that extend the life or utility of property or equipment are capitalized and depreciated over a period equal to the shorter of the estimated useful life of the improvement or the remaining estimated useful life of the asset. Ordinary repairs and maintenance are charged to expense as incurred. Depreciation and amortization are recorded on a straight-line basis over estimated useful lives which range from two to 49 years.
Management assesses the performance of long-lived assets for potential impairment quarterly, as well as when events or changes in circumstances indicate the carrying amount of a group of assets may not be recoverable. Recoverability of property and equipment is measured by a comparison of the carrying amount of a group of hotel properties (groups of hotel properties align with hotels as they are grouped under ESH REIT’s leases) to the estimated future undiscounted cash flows expected to be generated by each group of hotel properties. Impairment is recognized when estimated future undiscounted cash flows, including proceeds from disposition, are less than the carrying value of each group of hotel properties. To the extent that a group of hotel properties is impaired, their excess carrying amount over their estimated fair value is recognized as an impairment charge and reduces income from operations. Fair value is determined based upon the discounted cash flows of a group of hotel properties, quoted market prices or independent appraisals, as considered necessary. No impairment charges were recognized during the three months ended June 30, 2017. ESH REIT recognized impairment charges related to property and equipment of approximately $15.0 million for the six months ended June 30, 2017 and no impairment charges for the three and six months ended June 30, 2016 (see Note 5). The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, an impairment charge to further reduce the carrying value of a group of hotel properties could occur in a future period in which conditions change.
Revenue Recognition—ESH REIT’s sole source of revenues is rental revenue derived from leases with subsidiaries of the Corporation (the Operating Lessees). ESH REIT records rental revenues on a straight-line basis as they are earned during the lease terms. Rents receivable from Extended Stay America, Inc. on the accompanying unaudited condensed consolidated balance sheets represent monthly rental amounts contractually due. Deferred rents receivable from Extended Stay America, Inc. on the accompanying unaudited condensed consolidated balance sheets represent the cumulative difference between straight-line rental revenues recognized and rental revenues contractually due. As scheduled rent payments begin to exceed straight-line rental revenue, this amount, approximately $32.0 million as of June 30, 2017, will gradually decrease through the remainder of the lease terms until it is zero at the end of the lease terms in October 2018. Lease rental payments received prior to rendering services are included in unearned rental revenues from Extended Stay America, Inc. on the accompanying unaudited condensed consolidated balance sheets. Contingent rental revenues, specifically percentage rental revenues related to hotel revenues of the Operating Lessees, are recognized when such amounts are fixed and determinable (i.e., only when percentage rental revenue thresholds have been achieved).
Segments—ESH REIT’s business represents a single operating segment based on the way ESH REIT manages its business. ESH REIT leases the hotel properties in similar manners to similar customers. The amounts of long-lived assets and net revenues outside the U.S. are not significant for any period presented.
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
Statement of Cash Flows—In August and November 2016, the FASB issued accounting standards updates which provide additional clarity on the classification of specific events on the statement of cash flows. These events include debt prepayment and extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, distributions received from equity method investees, and beneficial interests in securitization transactions. These updates also require amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. These updates are effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, with early adoption permitted. The adoption of these updates will require cash outflows related to debt prepayment and extinguishment costs to be classified as financing activities. For the six months ended June 30, 2017 and 2016, debt prepayment and extinguishment costs included within net cash provided by operating activities totaled approximately $1.2 million and $3.7 million, respectively. Additionally, the effect of the adoption of these updates on ESH REIT's consolidated statements of cash flows will be to include restricted cash in the beginning and end of period balances of cash, restricted cash and cash equivalents. The change in restricted cash is currently included in investing activities in the consolidated statements of cash flows.
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
In May 2017, the FASB issued an accounting standards update that provides guidance about which changes to the terms or conditions of a share-based payment award requires an entity to apply modification accounting. This update will be effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. ESH REIT does not expect the adoption of this update to have a material effect on ESH REIT’s unaudited condensed consolidated financial statements.
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
As of June 30, 2017, using its incremental borrowing rate with respect to the future minimum lease payments under its operating leases (ground leases), ESH REIT has preliminarily determined that the lease liability would have been between approximately $8.0 million and $12.0 million and the right of use asset would have been between approximately $2.0 million and $6.0 million, which includes adjustments for accrued lease payments, above market lease liabilities and lease incentives.
The recording of a lease obligation may increase total indebtedness for purposes of financial covenants within certain of ESH REIT’s existing debt agreements; however, ESH REIT does not expect this increase to cause instances of non-compliance with any of these covenants. ESH REIT currently does not expect the adoption of this update to have a material effect on its consolidated statements of operations or cash flows. ESH REIT expects to elect the optional practical expedients which relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The election to apply these practical expedients will, in effect, mean ESH REIT will continue to account for leases that commenced before the effective date in accordance with previous GAAP unless the lease is modified, except that ESH REIT will recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP.

3.	NET (LOSS) INCOME PER SHARE
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
The calculations of basic and diluted net (loss) income per share, including a reconciliation of the numerators and denominators, are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net (loss) income	$(4,724)	$1,471	$(20,840)	$(3,659)
Less preferred dividends	(4)	(4)	(8)	(8)
Net (loss) income available to ESH Hospitality, Inc. common shareholders	$(4,728)	$1,467	$(20,848)	$(3,667)
Class A:
Net (loss) income available to ESH Hospitality, Inc. common shareholders - basic	$(2,674)	$814	$(11,752)	$(2,023)
Amounts attributable to ESH Hospitality, Inc. Class B shareholders assuming conversion	8	—	—	—
Net (loss) income available to ESH Hospitality, Inc. common shareholders - diluted	$(2,666)	$814	$(11,752)	$(2,023)
Class B:
Net (loss) income available to ESH Hospitality, Inc. common shareholders - basic	$(2,054)	$653	$(9,096)	$(1,644)
Amounts attributable to ESH Hospitality, Inc. Class B shareholders assuming conversion	(8)	—	—	—
Net (loss) income available to ESH Hospitality, Inc. common shareholders - diluted	$(2,062)	$653	$(9,096)	$(1,644)
Denominator:
Class A:
Weighted average number of ESH Hospitality, Inc. common shares outstanding - basic and diluted	250,494	250,494	250,494	250,494
Class B:
Weighted average number of ESH Hospitality, Inc. common shares outstanding - basic	193,409	201,600	193,959	202,955
Dilutive securities	535	89	—	—
Weighted average number of ESH Hospitality, Inc. common shares outstanding - diluted	193,944	201,689	193,959	202,955
Net loss per ESH Hospitality, Inc. common share - Class A - basic	$(0.01)	$—	$(0.05)	$(0.01)
Net loss per ESH Hospitality, Inc. common share - Class A - diluted	$(0.01)	$—	$(0.05)	$(0.01)
Net loss per ESH Hospitality, Inc. common share - Class B - basic	$(0.01)	$—	$(0.05)	$(0.01)
Net loss per ESH Hospitality, Inc. common share - Class B - diluted	$(0.01)	$—	$(0.05)	$(0.01)
Anti-dilutive securities excluded from net loss per common share - Class B - diluted	—	—	413	74

4.	HOTEL DISPOSITIONS
On May 1, 2017, a subsidiary of ESH REIT, together with subsidiaries of the Corporation, sold its three Extended Stay Canada-branded hotels for 76.0 million Canadian dollars, or approximately $55.3 million, of which 67.4 million Canadian dollars, or approximately $49.0 million, related to ESH REIT assets. ESH REIT's carrying value of the hotels, including working capital and allocable goodwill, net of an impairment charge recorded during the three months ended March 31, 2017, was approximately 51.2 million Canadian dollars, or approximately $37.3 million, resulting in a gain on sale of approximately 15.1 million Canadian dollars, or approximately $11.0 million, prior to the evaluation of existing accumulated foreign currency translation loss. Due to the fact that ESH REIT's Canadian subsidiary liquidated 100% of its assets, approximately $12.5 million of accumulated foreign currency translation loss was recognized in the condensed consolidated statement of operations during the three and six months ended June 30, 2017. This charge more than fully offset the Canadian subsidiary's gain on sale, which resulted in a loss on sale of the Canadian hotels of approximately $1.5 million, net of closing costs and adjustments, which is reported in loss on sale of hotel properties during the three and six months ended June 30, 2017 in the accompanying unaudited condensed consolidated statements of operations.
On May 16, 2017, ESH REIT sold one U.S.-based hotel for gross proceeds of $5.4 million. The carrying value of this hotel, including net working capital and allocable goodwill, was approximately $6.8 million, which resulted in a loss on sale of approximately $1.8 million, net of closing costs and adjustments, which is reported in loss on sale of hotel properties during the three and six months ended June 30, 2017 in the accompanying unaudited consolidated statements of operations.

During the three and six month periods ended June 30, 2017 and June 30, 2016, the four disposed hotel properties contributed rental revenues, total operating expenses and income (loss) before income tax expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017		2016
Rental revenues from Extended Stay America, Inc.	$641	1,545	2,040		3,000
Total operating expenses	—	666	15,527	(1)	1,261
Income (loss) before income tax expense	1,032	654	(13,173)	(1)	1,934
_________________________________

(1)	Includes impairment charge recorded during the three months ended March 31, 2017 of approximately $15.0 million related to the three Canadian hotels.

5.	PROPERTY AND EQUIPMENT
Net investment in property and equipment as of June 30, 2017 and December 31, 2016, consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Hotel properties:
Land and site improvements	$1,290,834	$1,304,503
Building and improvements	2,946,335	2,960,158
Furniture, fixtures and equipment	631,937	607,682
Total hotel properties	4,869,106	4,872,343
Undeveloped land parcel	1,675	1,675
Total cost	4,870,781	4,874,018
Less accumulated depreciation	(1,043,512)	(959,449)
Property and equipment - net	$3,827,269	$3,914,569
During the three and six months ended June 30, 2017 and 2016, ESH REIT, using Level 3 unobservable inputs, assessed property and equipment for potential impairment. No impairment charges were recognized during the three months ended June 30, 2017. ESH REIT recognized impairment charges of approximately $15.0 million for the six months ended June 30, 2017 related to the Canadian hotels that were sold. ESH REIT recognized no impairment charges during the three or six months ended June 30, 2016.
Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of lease revenues and expenses, demand trends, expected future capital expenditures and estimated discount rates. These assumptions are based on ESH REIT’s historical data and experience, budgets, industry projections and micro and macro general economic condition projections.

6.	DEBT
Summary—ESH REIT’s outstanding debt, net of unamortized debt discount, and unamortized deferred financing costs as of June 30, 2017 and December 31, 2016, consists of the following (dollars in thousands):

	Stated Amount(1)		Carrying Amount			Unamortized Deferred Financing Costs						Interest Rate
Loan			June 30, 2017		December 31, 2016	June 30, 2017		December 31, 2016		Stated Interest Rate		June 30, 2017		December 31, 2016	Maturity Date
Term loan facility
2016 Term Facility	$1,300,000	(2)	$1,284,540	(3)	$1,290,560	$14,618		$15,804		LIBOR(4) + 2.50%	(5)	3.71%	(5)	3.75%	08/30/2023	(7)
Senior notes
2025 Notes	1,300,000		1,289,699	(6)	1,289,041	22,111		23,523		5.25%		5.25%		5.25%	05/01/2025
Revolving credit facility
2016 Revolving Credit Facility	350,000		—		45,000	2,295	(8)	2,570	(8)	LIBOR + 2.75%		N/A		3.33%	08/30/2021
Unsecured Intercompany Facility
Unsecured Intercompany Facility	75,000	(9)	50,000		50,000	—		—		5.00%		5.00%		5.00%	08/30/2023
Total			$2,624,239		$2,674,601	$39,024		$41,897

_________________________________

(1)	Amortization is interest only, except for the 2016 Term Facility (as defined below) which amortizes in equal quarterly installments of $3.24 million. See (7) below.

(2)
ESH REIT is able to increase its borrowings under the 2016 ESH REIT Credit Facilities (as defined below) by an amount of up to $600.0 million, plus additional amounts, in each case subject to certain conditions.

(3)	The 2016 Term Facility is presented net of an unamortized debt discount of approximately $5.7 million and $6.2 million as of June 30, 2017 and December 31, 2016, respectively.

(4)	As of December 31, 2016, the stated interest rate of the 2016 Term Facility was LIBOR + 3.00% and included a LIBOR floor of 0.75%.

(5)	$450.0 million of the 2016 Term Facility is subject to an interest rate swap at a fixed rate of 1.175% (see Note 7).

(6)	The 2025 Notes (as defined below) are presented net of an unamortized debt discount of approximately $10.3 million and $11.0 million as of June 30, 2017 and December 31, 2016, respectively.

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

(8)	Unamortized deferred financing costs related to the revolving credit facility are included in other assets in the accompanying unaudited condensed consolidated balance sheets.

(9)
As of June 30, 2017, the outstanding balance owed from ESH REIT to the Corporation under the Unsecured Intercompany Facility was $50.0 million. ESH REIT is able to increase its borrowings under the Unsecured Intercompany Facility to an amount of up to $300.0 million, plus additional amounts, in each case subject to certain conditions.

On March 1, 2017, ESH REIT entered into an amendment to the 2016 Term Facility with the lenders thereunder (such amendment, the "Repricing Amendment"). The Repricing Amendment had the following impact on the 2016 Term Facility: (i) decreased the interest rate spread on LIBOR based loans from 3.0% to 2.5%; (ii) decreased the interest rate spread on base rate loans from 2.0% to 1.5%; (iii) removed the floor of 0.75% on LIBOR based loans; (iv) removed the floor of 2.0% on base rate loans; (v) removed ranges on interest rate spreads for all loan types that were dependent upon ESH REIT’s credit rating; and (vi) extended the 1% prepayment penalty through September 1, 2017 (prepayments made after September 1, 2017 are not subject to a prepayment penalty, other than customary “breakage” costs).
ESH REIT Credit Facilities
On August 30, 2016, ESH REIT entered into a credit agreement, as may be amended and supplemented from time to time, providing for senior secured credit facilities (collectively, the "2016 ESH REIT Credit Facilities") consisting of a $1,300.0 million senior secured term loan facility (the "2016 Term Facility") and a $350.0 million senior secured revolving credit facility (the "2016 ESH REIT Revolving Credit Facility"). Subject to the satisfaction of certain criteria, borrowings under the 2016 ESH REIT Credit Facilities may be increased by an amount of up to $600.0 million, plus additional amounts, so long as, after giving effect to the incurrence of such incremental facility and the application of proceeds thereof, its pro-forma senior loan-to-value ratio is less than or equal to 45%.

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

The 2016 ESH REIT Credit Facilities contain a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends and distributions, make certain investments and other restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, sell assets or merge, consolidate or transfer all or substantially all of their assets. The 2016 ESH REIT Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases and management agreements. If an event of default occurs, the administrative agent is entitled to take various actions, including the acceleration of amounts due under the 2016 ESH REIT Credit Facilities and additional actions that a secured creditor is permitted to take following a default. As of June 30, 2017, ESH REIT was in compliance with all covenants under the 2016 ESH REIT Credit Facilities.
2016 Term Facility—The 2016 Term Facility, as amended, bears interest at a rate equal to (i) LIBOR plus 2.50% or (ii) base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50% or (C) the one-month adjusted LIBOR rate plus 1.00%) plus 1.50%. The 2016 Term Facility amortizes in equal quarterly installments in annual amounts of 1.0% of the principal amount outstanding as of the Repricing Amendment, or approximately $13.0 million, with the remaining balance payable at maturity. In addition to scheduled amortization, subject to certain exceptions, mandatory prepayments of up to 50% of annual Excess Cash Flow, as defined, may be required based on ESH REIT's Consolidated Leverage Ratio, each as defined. Annual mandatory prepayments are due during the first quarter of the following year. The 2016 Term Facility matures on August 30, 2023.
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

In addition to paying interest on outstanding principal, ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the amount outstanding under the facility. ESH REIT is also required to pay customary letter of credit fees and agency fees. As of June 30, 2017, ESH REIT had no letters of credit outstanding under the facility, an outstanding balance of $0 and available borrowing capacity of $350.0 million.

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
ESH REIT Senior Notes Due 2025
In May 2015, ESH REIT issued $500.0 million 5.25% senior notes due in 2025 (together with the $800.0 million of additional notes discussed below, the “2025 Notes”) under an indenture (the “Indenture”) with Deutsche Bank Trust Company Americas, as trustee, at 100% of par value in a private placement pursuant to Rule 144A of the Securities Act ("Rule 144A"). In March 2016, ESH REIT issued an additional $800.0 million of the 2025 Notes under the Indenture at 98.5% of par value in a private placement pursuant to Rule 144A. The 2025 Notes mature on May 1, 2025 and bear interest at a fixed rate of 5.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year.

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
The Indenture contains a number of customary covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, create certain liens, pay dividends or distributions, make certain investments and other restricted payments, enter into affiliate transactions, sell assets or merge, consolidate or transfer all or substantially all of their assets. The Indenture also contains certain customary events of default, including, but not limited to, cross-defaults to certain other indebtedness. If an event of default occurs, the holders of the Notes and the Trustee are entitled to take various actions, including declaring the 2025 Notes immediately due and payable. As of June 30, 2017, ESH REIT was in compliance with all covenants set forth in the Indenture.
Unsecured Intercompany Facility
On August 30, 2016, ESH REIT, as borrower, and the Corporation, as lender, entered into an unsecured intercompany credit facility (the "Unsecured Intercompany Facility"). As of June 30, 2017, the amount outstanding under the facility totaled $50.0 million. Subject to certain conditions, the principal amount of the Unsecured Intercompany Facility may be increased up to an amount that shall not exceed the greater of (i) $300.0 million and (ii) an unlimited amount so long as the incremental loan-to-value ratio, determined on a pro-forma basis as of the last day of the most recently ended test period, as if any incremental loans available under such incremental commitments had been outstanding on the last day of such period, and, in each case, without netting the cash proceeds of any such incremental loans, does not exceed 5.0%. Loans under the facility bear interest at 5.00% per annum. There is no scheduled amortization under the facility and the facility matures on August 30, 2023. ESH REIT has the option to voluntarily prepay outstanding loans at any time upon one business day’s prior written notice.

The Unsecured Intercompany Facility contains a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends or distributions, make certain investments and other restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, sell assets or merge, consolidate or transfer all or substantially all of their assets. The facility contains certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases and management agreements. If an event of default occurs, the Corporation is entitled to take various actions, including the acceleration of amounts due under the facility and all other actions that a creditor is permitted to take following a default. As of June 30, 2017, ESH REIT was in compliance with all covenants under the Unsecured Intercompany Facility.

Future Maturities of Debt—The future maturities of debt as of June 30, 2017, are as follows (in thousands):

Years Ending December 31,
Remainder of 2017	$6,484
2018	12,968
2019	12,968
2020	12,968
2021	12,968
Thereafter	2,581,910	(1)
Total	$2,640,266
______________________

(1)
Under the 2016 Term Facility, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required commencing with the year ending December 31, 2017. Annual mandatory prepayments for the year ending December 31, 2017 and each year thereafter are due during the first quarter of the following year.

Fair Value of Debt—As of June 30, 2017 and December 31, 2016, the estimated fair value of ESH REIT’s debt was approximately $2.7 billion. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on ESH REIT’s debt (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available.

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
In September 2016, ESH REIT entered into a floating-to-fixed interest rate swap at a fixed rate of 1.175% and a floating rate of one-month LIBOR, subject to a LIBOR floor of 0.75%, to manage its exposure to interest rate risk on a portion of its variable rate debt. In February 2017, ESH REIT executed an amendment to its swap agreement, the impact of which was to remove the LIBOR floor on floating rate cash flows. The notional amount of the interest rate swap as of June 30, 2017 was $450.0 million. On October 1, 2017, the notional amounts decreases to $400.0 million, and the notional amounts continues to decrease by an additional $50.0 million every six months until the swap's maturity in September 2021.
From September 2016 through the February 2017 amendment to ESH REIT's swap agreement, the swap was designated as an effective cash flow hedge and changes in fair value were recognized through accumulated other comprehensive income. Concurrent with the February 2017 swap amendment and through April 2017, the swap's designation as a cash flow hedge was reversed and changes in fair value were recognized in earnings and are included in the line item other non-operating income (expense) on the accompanying unaudited condensed consolidated statements of operations. In April 2017, ESH REIT re-designated the swap as an effective cash flow hedge. Subsequent to April 2017, the effective portion of changes in fair value are recognized through accumulated other comprehensive income and the ineffective portion is recognized in other non-operating income (expense) on the accompanying unaudited condensed consolidated statements of operations. Prior changes recognized through accumulated other comprehensive income are amortized over the remaining life of the swap through earnings and are included in the line item other non-operating income (expense) on the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2017, approximately $1.1 million is expected to be recognized through earnings over the following twelve months.

The table below presents the amounts and classification on ESH REIT's financial statements related to the interest rate swap (in thousands):

	Other Assets	Accumulated other comprehensive income, net of tax		Other non-operating expense (income)		Interest Expense
As of June 30, 2017	$4,525	$5,115	(1)
As of December 31, 2016	$4,990	$4,975
For the three months ended June 30, 2017				$1,494	(2)	$192
For the three months ended June 30, 2016				$—		$—
For the six months ended June 30, 2017				$252	(3)	$873
For the six months ended June 30, 2016				$—		$—
_______________________________

(1)
Change during the six months ended June 30, 2017 consisted of change in fair value of $(0.5) million (effective portion) and amortization of accumulated other comprehensive income prior to de-designation of $0.6 million.

(2)	Consists of changes in fair value of $0.9 million (ineffective portion) and amortization of accumulated other comprehensive income prior to de-designation of $0.6 million.

(3)	Consists of amortization of accumulated other comprehensive income prior to de-designation of $0.6 million partially offset by removal of the LIBOR floor of approximately $(0.3) million.

8.	INCOME TAXES
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
ESH REIT recorded a provision for state and foreign income taxes of approximately $0.7 million for the three months ended June 30, 2017, an effective rate of approximately (16.1)%, as compared with a benefit of approximately $0.2 million for the three months ended June 30, 2016, an effective rate of approximately (16.6)%. ESH REIT recorded a provision for state and foreign incomes taxes of approximately $0.2 million for the six months ended June 30, 2017, an effective rate of approximately (1.2)%, as compared with a benefit of approximately $3.8 million for the six months ended June 30, 2016, an effective rate of approximately 50.9%. ESH REIT’s effective rate differs from the federal statutory rate of 35% primarily due to ESH REIT’s status as a REIT under the provisions of the Code. During the three months ended June 30, 2017, ESH REIT recognized a provision of approximately $0.7 million related to a change in tax rate for its Canadian subsidiary. During the six months ended June 30, 2016, ESH REIT recognized a benefit of approximately $1.3 million related to current state and foreign payable adjustments and a benefit of approximately $2.3 million with respect to the reversal of net deferred tax liabilities which related to the previously estimated 5% of taxable income expected to be retained by ESH REIT under its prior 95% distribution policy, which was changed during the three months ended March 31, 2016.
ESH REIT’s income tax returns for the years 2013 to present are subject to examination by the Internal Revenue Service and other taxing authorities.

9.	RELATED PARTY TRANSACTIONS
Revenues and Overhead Expenses
Leases and Rental Revenues—For the period from May 1, 2017 through June 30, 2017, ESH REIT’s revenues were derived from three leases. Prior to the sale of its Canadian hotels in May 2017, ESH REIT's revenues were derived from four leases. The counterparty to each lease agreement is a subsidiary of the Corporation. Fixed rental revenues are recognized on a straight-line basis. For the three months ended June 30, 2017 and 2016, ESH REIT recognized fixed rental revenues of approximately $115.4 million and $116.3 million, respectively. For the six months ended June 30, 2017 and 2016, ESH REIT recognized fixed rental revenues of approximately $231.7 million and $232.5 million, respectively. Due to the fact that percentage rental revenue thresholds specified in the leases were achieved during the second quarters of 2017 and 2016, ESH REIT recognized approximately $0.2 million of percentage rental revenues for each of the three and six months ended June 30, 2017 and 2016, respectively.
Overhead Expenses—ESA Management incurs costs under a services agreement with the Corporation and ESH REIT for certain overhead services performed on the entities' behalf. The services relate to executive management, accounting, financial analysis, training and technology. For each of the three months ended June 30, 2017 and 2016, ESH REIT incurred approximately $2.6 million related to this agreement and for the six months ended June 30, 2017 and 2016, ESH REIT incurred approximately $5.0 million and $4.6 million, respectively, related to this agreement, which is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The expenses ESH REIT incurred under this services agreement include expenses related to applicable employees that participate in the Corporation’s long-term incentive plan (as described in Note 11). Such charges were approximately $0.6 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively, and $1.0 million and $0.1 million for the six months ended June 30, 2017 and 2016, respectively.
Debt and Equity Transactions
Share Repurchases—During the three and six months ended June 30, 2017, ESH REIT repurchased and retired 1.3 million and 2.0 million Class B common shares, respectively, from the Selling Stockholders for approximately $8.4 million and $12.2 million, respectively. These shares were purchased in connection with the secondary offerings consummated in the first and second quarters of 2017 and pursuant to, and counted toward, the combined Paired Share repurchase program.
Senior Notes Due 2025—In March 2016, in connection with ESH REIT's $800.0 million issuance of its 2025 Notes discussed in Note 6, an affiliate of one of the Former Sponsors acted as an initial purchaser and purchased $24.0 million of the 2025 Notes. As such, the affiliate of one of the Former Sponsors earned approximately $0.4 million in fees related to the transaction during the three months ended March 31, 2016.
Unsecured Intercompany Facility—As of June 30, 2017, the outstanding balance owed by ESH REIT to the Corporation under the Unsecured Intercompany Facility was $50.0 million. ESH REIT is able to increase its borrowings under the Unsecured Intercompany Facility to an amount of up to $300.0 million, plus additional amounts, in each case, subject to certain conditions (see Note 6). During the three and six months ended June 30, 2017, ESH REIT incurred approximately $0.6 million and $1.3 million, respectively, in interest expense related to the Unsecured Intercompany Facility.
Distributions—The Corporation owns all of the Class A common stock of ESH REIT, which represents approximately 57% of the outstanding shares of common stock of ESH REIT. During the three and six months ended June 30, 2017, ESH REIT paid distributions of approximately $35.1 million and $72.6 million, respectively, to the Corporation in respect of the Class A common stock of ESH REIT. During the three and six months ended June 30, 2016, ESH REIT paid distributions of approximately $37.6 million and $122.7 million (of which approximately $47.6 million had been declared as of December 31, 2015), respectively, to the Corporation in respect of the Class A common stock of ESH REIT.
Issuance of Common Stock—In March 2017, ESH REIT issued, and was compensated approximately $1.7 million for, approximately 283,000 shares of Class B common stock, each of which was attached to a share of Corporation common stock to form a Paired Share, used to settle vested restricted stock units. In March 2016, ESH REIT issued, and was compensated approximately $1.1 million for, approximately 199,000 shares of Class B common stock, each of which was attached to a share of Corporation common stock to form a Paired Share, used to settle vested restricted stock units.

Related Party Balances
Related party transaction balances as of June 30, 2017 and December 31, 2016, include the following (in thousands):

	June 30, 2017	December 31, 2016
Leases:
Rents receivable(1)	$28,938	$2,609
Deferred rents receivable(2)	$31,961	$40,259
Unearned rental revenues(1)	$(143,130)	$(39,898)

Debt:
Loan payable (Unsecured Intercompany Facility)(3)	$(50,000)	$(50,000)

Working capital and other:
Ordinary working capital(4)	$(16,605)	$(12,566)
Equity awards receivable (payable)(5)	(58)	958
Total working capital and other(6)	$(16,663)	$(11,608)
______________________

(1)
Fixed minimum rents are due one-month in advance. Percentage rents are due one-month in arrears. Rents receivable relate to June 2017 and December 2016 percentage rent, respectively. As of June 30, 2017, unearned rental revenues consisted of percentage rents of approximately $103.8 million and fixed minimum rents of approximately $39.3 million. As of December 31, 2016, unearned rental revenues consisted of fixed minimum rents of approximately $39.9 million.

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

(4)	Represents disbursements and/or receipts made by the Corporation or ESH REIT on the other entity's behalf. Includes overhead expenses incurred by the Corporation on ESH REIT's behalf.

(5)	Represents amounts related to restricted stock units not yet settled or issued.

(6)	Outstanding balances are typically repaid within 30 days.

10.	COMMITMENTS AND CONTINGENCIES
Lease Commitments—ESH REIT is a tenant under long-term ground leases at four of its hotel properties. The initial terms of the ground lease agreements terminate at various dates between 2021 and 2096, and three leases include multiple renewal options for generally five or 10 year periods. Rent expense on ground leases is recognized on a straight-line basis and was approximately $0.2 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively, and approximately $0.6 million and $0.7 million for the six months ended June 30, 2017 and 2016, respectively. Ground lease expense is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.
Other Commitments—ESH REIT has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of its properties is located. The initial term of the agreement terminates in 2031. The cost related to this commitment was approximately $0.1 million for each of the three months ended June 30, 2017 and 2016, respectively, and approximately $0.1 million for each of the six months ended June 30, 2017 and 2016, respectively, and is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.
Paired Share Repurchase Commitment—As of June 30, 2017, ESH REIT agreed to repurchase approximately 0.1 million Class B common shares for approximately $0.1 million, for which settlement had not yet occurred as of such date.
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
The Corporation and ESH REIT each maintain a long-term incentive plan (“LTIP”), as amended and restated in 2015, approved by their shareholders. Under the LTIPs, the Corporation and ESH REIT may issue to eligible employees or directors restricted stock awards ("RSAs"), restricted stock units ("RSUs") or other equity-based awards, in respect of Paired Shares, with service, performance or market vesting conditions. The aggregate number of Paired Shares that may be the subject of awards under the LTIPs shall not exceed 8.0 million, of which no more than 4.0 million may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIP has a share reserve of an equivalent number of shares of Corporation common stock and ESH REIT Class B common stock. As of June 30, 2017, approximately 3.7 million Paired Shares were available for future issuance under the LTIPs.
Equity-based compensation expense is recognized by amortizing the grant-date fair value of the equity-based awards, less estimated forfeitures, on a straight-line basis over the requisite service period of each award. The grant-date fair value of equity-based awards is based on the closing price of a Paired Share on the date of grant. A portion of the grant-date fair value of all equity-based awards is allocated to a share of Corporation common stock and a portion is allocated to a share of ESH REIT Class B common stock. Expense related to the portion of the grant-date fair value with respect to a share of Corporation common stock is recorded as a payable due to the Corporation. Expense related to the portion of the grant-date fair value with respect to a share of ESH REIT Class B common stock is recorded as an increase to additional paid in capital. ESH REIT incurred approximately $0.1 million of equity-based compensation expense related to its equity-based awards during each of the three and six months ended June 30, 2017 and 2016.
As of June 30, 2017, there was approximately $0.6 million of unrecognized compensation expense related to outstanding equity-based awards, which is expected to be recognized subsequent to June 30, 2017 over a weighted-average period of approximately 1.2 years. Total unrecognized compensation expense will be adjusted for actual forfeitures.

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

The Corporation accounts for awards issued under its LTIP in a manner similar to ESH REIT. For all LTIP awards granted by the Corporation, ESH REIT will receive compensation for the fair value of the Class B shares on the date of settlement of such Class B shares by ESH REIT. As of June 30, 2017, the Corporation has granted a total of approximately 3.2 million service-based, performance-based and market-based RSUs, of which approximately 1.2 million RSUs were either forfeited or settled. As a counterparty to these outstanding RSUs, ESH REIT is expected to issue and be compensated in cash for approximately 2.0 million shares of Class B common stock of ESH REIT in future periods, assuming performance-based and market-based awards vest at 100% and no forfeitures.
RSA/RSU activity during the six months ended June 30, 2017, was as follows:

	Number of RSAs/RSUs (in thousands)	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2017	28	$14.57
Granted	26	$17.56
Settled	(7)	$10.32
Forfeited	—	$—
Outstanding at June 30, 2017	47	$16.85
Vested at June 30, 2017	7	$16.00
Nonvested at June 30, 2017	40	$20.05

12.	SUBSEQUENT EVENTS
Subsequent to June 30, 2017, ESH REIT repurchased and retired its respective portion of approximately 0.2 million ESH REIT Class B common shares for approximately $1.1 million.
On August 1, 2017, the Board of Directors of ESH REIT declared a cash distribution of $0.14 per share for the second quarter of 2017 on its Class A and Class B common stock. The distribution is payable on August 29, 2017 to shareholders of record as of August 15, 2017.

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

•
Corporation means Extended Stay America, Inc., a Delaware corporation, and its subsidiaries (excluding ESH REIT and its subsidiaries), which include the Operating Lessees (as defined below), ESH Strategies (as defined below) and ESA Management (as defined below). The Corporation controls ESH REIT through its ownership of ESH REIT’s Class A common stock, which currently represents approximately 57% of the outstanding common stock of ESH REIT.

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

•
Former Sponsors means, collectively, Centerbridge Partners, L.P., Paulson & Co. Inc. and The Blackstone Group L.P. and their funds or affiliates. After giving effect to the 2017 Secondary Offerings, funds or affiliates of Centerbridge Partners, L.P. and The Blackstone Group L.P. no longer own any Paired Shares and funds or affiliates of Paulson & Co. Inc. (individually referred to as a Former Sponsor) own approximately 1.8 million Paired Shares, which represents approximately 0.9% of the Company's issued and outstanding Paired Shares as of June 30, 2017.

•
Hotel renovation means, when used in connection with our Company-wide initiative to renovate our hotel properties that were completed during the second quarter of 2017, upgrades that typically include remodeling of common areas, new paint, carpet, signage, tile or vinyl flooring and counters in bathrooms and kitchens, as well as the refurbishment of furniture, replacement of aged mattresses and installation of new flat screen televisions, artwork, lighting and bedspreads.

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
The following discussion may contain forward-looking statements regarding our ability to meet our debt service obligations, future capital expenditures (including future hotel renovation programs), distribution policies, growth opportunities, anticipated benefits or use of proceeds from any dispositions, plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position and our business outlook, business trends, among other topics. Actual results may differ materially from those suggested by our forward-looking statements for various reasons, including those discussed in “Risk Factors” in our combined annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2017, and “Cautionary Note Regarding Forward-Looking Statements” contained herein. Those sections expressly qualify any subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf.
We present below separate results of operations for each of the Company and ESH REIT. Our assets and operations, other than ownership of our real estate assets (which are owned by ESH REIT), are held directly by the Corporation and operated as an integrated enterprise. The Corporation owns all of the issued and outstanding shares of Class A common stock of ESH REIT, representing approximately 57% of the outstanding common stock of ESH REIT. Due to its controlling interest in ESH REIT, the Corporation consolidates the financial position, results of operations, comprehensive income and cash flows of ESH REIT.
Overview
We are the largest integrated owner/operator of company-branded hotels in North America. Our business operates in the extended stay segment of the lodging industry, and as of June 30, 2017, we owned and operated 625 hotel properties comprising approximately 68,800 rooms located in 44 states across the United States. We currently operate all of our hotels under our core brand, Extended Stay America, which serves the mid-price extended stay segment, and accounts for approximately 43% of the segment by number of rooms in the United States.
Our extended stay hotels are designed to provide an affordable and attractive alternative to traditional lodging or apartment accommodations and are targeted toward self-sufficient, value-conscious guests. Our hotels feature fully-furnished rooms with in-room kitchens, complimentary grab-and-go breakfast, free WiFi, flat screen TVs and on-site guest laundry. Our guests include business travelers, leisure travelers, professionals on temporary work or training assignments, persons relocating, temporarily displaced or purchasing a home and anyone else in need of temporary housing. Our guests generally rent accommodations on a weekly or longer term basis. For the twelve months ended June 30, 2017, approximately 36.7%, 22.2% and 41.1% of our total revenues were derived from guests with stays from 1-6 nights, from 7-29 nights and 30 or more nights, respectively.
We use a central reservation system to provide access to our hotel inventory through a wide variety of channels, including property-direct, our central call center, our desktop and mobile websites, travel agency global distribution systems and wholesale and online travel agents. We outsource our reservation system, call center and management of our website. For the twelve months ended June 30, 2017, approximately 31.9% of our total revenues was derived from property-direct reservations, approximately 24.6% was derived from our central call center, approximately 17.0% was derived from our own proprietary website, approximately 22.0% was derived from online travel agents and approximately 4.5% was derived from travel agency global distribution systems.
We seek to drive our competitive advantage by becoming a dominant brand with national distribution. We focus on continually improving our product and service, improving marketing efforts and driving ADR. In addition to owning and operating hotels with great locations, affordable prices and relevant amenities, we intend to build and franchise hotels with these same characteristics. A key component of our strategy includes increasing the total number of Extended Stay America branded hotels, which we expect will include owned and franchised hotel properties. Combined with our current business model, which we believe maximizes cost efficiency, and our efficient capital structure, our primary objective is to drive superior cash flow while ultimately seeking to return value to our shareholders.
During the second quarter of 2017, we completed our existing hotel renovation program, which began in 2011 and included each of our 625 hotels. In order to achieve our strategic objectives, our future plans include some or all the following:

•	Performing future hotel renovations at our hotel properties;

•	Repurposing and/or rebuilding certain of our hotel properties;

•	Building new Extended Stay America hotel properties which we expect to own and operate;

•	Divesting certain of our hotels to franchisees which we expect will remain under the Extended Stay America brand and for which we may perform management and/or other services;

•	Franchising newly constructed Extended Stay America branded hotel properties which we expect will be owned by franchisees and for which we may perform management and/or other services; and

•	Acquiring additional hotel properties and/or other lodging companies.
In October 2016, the Corporation and ESH REIT executed a purchase and sale agreement to divest three Extended Stay Canada-branded hotels for 76.0 million Canadian dollars, or $55.3 million during the three and six months ended June 30,2017. In March 2017, ESH REIT executed a purchase and sale agreement to divest one U.S.-based hotel for approximately $5.4 million. These transactions closed in May 2017 and the Corporation and ESH REIT recognized a net loss on these sales during the three and six months ended June 30, 2017 of approximately $1.9 million and $3.3 million, respectively.
Also in October 2016, ESH REIT executed a purchase and sale agreement to divest one Extended Stay America-branded hotel for approximately $44.8 million, subject to adjustment. This transaction is expected to close upon the satisfaction or waiver of certain closing conditions.

Understanding Our Results of Operations—The Company
Revenues and Expenses. The Company’s revenues are derived from hotel ownership and operations. Hotel operating expenses account for the largest portion of the Company’s operating expenses and reflect ongoing expenses associated with the ownership and operation of our hotels.
The following table presents the components of the Company’s revenues as a percentage of our total revenues for the six months ended June 30, 2017:

Percentage of 2017 Year to Date Revenues
• Room revenues. Room revenues are driven primarily by ADR and occupancy. Pricing policy and customer mix are significant drivers of ADR. Due to our relatively high occupancy levels, our primary focus is on increasing RevPAR by increasing ADR. For the six months ended June 30, 2017, we experienced RevPAR growth of approximately 2.2% compared to the six months ended June 30, 2016, mainly due to an increase in shorter-stay business and leisure guests, the collective impact of our recently completed hotel renovation program and focus on service excellence.	98.3%
•     Other hotel revenues. Other hotel revenues include ancillary revenues such as laundry revenues, vending commissions, additional housekeeping fees, purchased WiFi upgrades, parking revenues and pet charges. Occupancy and customer mix, as well as the number and percentage of guests that have longer-term stays, have been historical drivers of other hotel revenues. We experienced an increase in other hotel revenues of approximately $1.6 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to increases in guest purchased Wifi upgrades, parking revenues and pet revenues.
1.7%
The following table presents the components of the Company’s operating expenses as a percentage of our total operating expenses for the six months ended June 30, 2017:

Percentage of 2017 Year to Date Operating Expenses
•     Hotel operating expenses. Hotel operating expenses have both fixed and variable components. Operating expenses that are relatively fixed include personnel expense, real estate tax expense and property insurance premium expense. Occupancy is a key driver of expenses that have a high degree of variability such as housekeeping services and amenity costs. Other variable expenses include marketing costs, reservation costs, property insurance claims expense and repairs and maintenance expense. We experienced a decrease in hotel operating expenses of approximately $4.1 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, mainly due to decreases in reservation costs, maintenance expense, amenity costs and utilities expense, partially offset by an increase in credit card disputes and the loss on disposal of assets.
60.8%
• General and administrative expenses. General and administrative expenses include expenses associated with corporate overhead. These costs consist primarily of compensation expense of our corporate staff, which includes equity-based compensation, and professional fees, including audit, tax, legal and consulting fees.	10.8%
• Depreciation and amortization. Depreciation and amortization is a non-cash charge that relates primarily to the acquisition and related usage of hotels and other property and equipment, including capital expenditures incurred with respect to our recently completed hotel renovations.	24.2%
• Impairment of long-lived assets. Impairment of long-lived assets is a non-cash charge recognized when events and circumstances indicate that the carrying value of an individual asset, or group of assets, may not be recoverable.	4.2%

Understanding Our Results of Operations—ESH REIT
Revenues. ESH REIT’s rental revenues are generated from leasing its hotel properties. Rental revenues consist of fixed minimum rental payments recognized on a straight-line basis over the lease terms plus specified percentages of total hotel revenues over designated thresholds.
Expenses. The following table presents the components of ESH REIT’s operating expenses as a percentage of ESH REIT’s total operating expenses for the six months ended June 30, 2017:

Percentage of 2017 Year to Date Operating Expenses
• Hotel operating expenses. ESH REIT’s hotel operating expenses include expenses directly related to ownership of the hotels, such as real estate tax expense, loss on disposal of assets and property insurance premium and claims expense.	25.5%
• General and administrative expenses. General and administrative expenses include overhead expenses incurred directly by ESH REIT and administrative costs reimbursed to ESA Management.	4.8%
• Depreciation. Depreciation is a non-cash charge that relates primarily to the acquisition and related usage of hotels and other property and equipment, including capital expenditures incurred with respect to ESH REIT's recently completed hotel renovations.	61.5%
• Impairment of long-lived assets. Impairment of long-lived assets is a non-cash charge recognized when events and circumstances indicate that the carrying value of an individual asset or group of assets may not be recoverable.	8.2%
Results of Operations
Results of Operations discusses the Company’s and ESH REIT’s unaudited condensed consolidated financial statements, each of which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those relating to property and equipment, goodwill, revenue recognition, income taxes, equity-based compensation and investments. We base our estimates and judgments on historical experience and various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.
The consolidated financial statements of the Company include the financial position, results of operations, comprehensive income, changes in equity and cash flows of the Corporation and its subsidiaries, including the Operating Lessees, ESH Strategies, ESA Management and ESH REIT. Third party equity interests in ESH REIT, which consist primarily of the Class B common stock of ESH REIT and represent approximately 43% of ESH REIT’s total common equity, are not owned by the Corporation and therefore are presented as noncontrolling interests.
The consolidated financial statements of ESH REIT include the financial position, results of operations, comprehensive income, changes in equity and cash flows of ESH REIT and its subsidiaries.
Results of Operations—The Company
Comparison of Three Months Ended June 30, 2017 and June 30, 2016
As of June 30, 2016, we owned and operated 629 hotels, consisting of approximately 69,400 rooms. In May 2017, the Company sold three Extended Stay Canada-branded hotels and one additional U.S.-based hotel. As a result, as of June 30, 2017, we owned and operated 625 hotels, consisting of approximately 68,800 rooms. The following table presents our consolidated results of operations for the three months ended June 30, 2017 and 2016, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended June 30,
	2017	2016	Change ($)	Change (%)
Revenues:
Room revenues	$332,608	$327,833	$4,775	1.5%
Other hotel revenues	5,755	4,956	799	16.1%
Total revenues	338,363	332,789	5,574	1.7%
Operating expenses:
Hotel operating expenses	148,911	149,078	(167)	(0.1)%
General and administrative expenses	25,430	23,988	1,442	6.0%
Depreciation and amortization	57,804	55,011	2,793	5.1%
Impairment of long-lived assets	7,934	—	7,934	n/a
Total operating expenses	240,079	228,077	12,002	5.3%
Loss on sale of hotel properties	(1,897)	—	(1,897)	n/a
Other income	2,055	—	2,055	n/a
Income from operations	98,442	104,712	(6,270)	(6.0)%
Other non-operating expense	1,073	114	959	841.2%
Interest expense, net	31,701	35,764	(4,063)	(11.4)%
Income before income tax expense	65,668	68,834	(3,166)	(4.6)%
Income tax expense	15,943	7,448	8,495	114.1%
Net income	49,725	61,386	(11,661)	(19.0)%
Net loss (income) attributable to noncontrolling interests (1)	2,050	(657)	2,707	(412.0)%
Net income attributable to Extended Stay America, Inc. common shareholders	$51,775	$60,729	$(8,954)	(14.7)%
________________________________

(1)	Noncontrolling interests in Extended Stay America, Inc. include approximately 43% and 45% of ESH REIT’s common equity as of June 30, 2017 and 2016, respectively.
The following table presents key operating metrics, including occupancy, ADR, RevPAR, hotel inventory and renovation displacement data for our hotels for the three months ended June 30, 2017 and 2016, respectively:

	Three Months Ended June 30,
	2017	2016		Change
Number of hotels (as of June 30) (1)	625	629		(4)
Number of rooms (as of June 30) (1)	68,780	69,383		(603)
Occupancy	78.9%	76.7%		220 bps
ADR	$67.20	$67.65		(0.7)%
RevPAR	$53.02	$51.89		2.2%
Hotel Inventory (as of June 30)(2):
Renovated Extended Stay America	625	530	(3)	95
Unrenovated Extended Stay America and other	—	99		(99)
Total number of hotels	625	629		(4)
Renovation Displacement Data (in thousands, except percentages)(2):
Total available room nights	6,279	6,316		(37)
Room nights displaced from renovation	8	57		(49)
% of available room nights displaced	0.1%	0.9%		(80) bps
__________________________________

(1)
In May 2017, the Company sold 4 hotels, three of which were included in “Renovated Extended Stay America” and one of which was included in “Unrenovated Extended Stay America and other” as of June 30, 2016.

(2)	See “—Liquidity and Capital Resources- Capital Expenditures- Hotel Renovation Program."

(3)	Includes three Extended Stay Canada-branded hotels that were sold.

Room revenues. Room revenues increased by approximately $4.8 million, or 1.5%, to approximately $332.6 million for the three months ended June 30, 2017 compared to approximately $327.8 million for the three months ended June 30, 2016.  The increase in room revenues was primarily due to a 220 bps increase in occupancy, resulting in a 2.2% increase in RevPAR. These increases were primarily a result of an increase in shorter-stay business and leisure guests, the collective impact of our recently completed hotel renovation program and focus on service excellence. This increase was partially offset by a decrease in revenues as a result of the sale of our three Extended Stay Canada-branded hotels and one additional hotel in May 2017.
Other hotel revenues. Other hotel revenues increased by approximately $0.8 million, or 16.1%, to approximately $5.8 million for the three months ended June 30, 2017 compared to approximately $5.0 million for the three months ended June 30, 2016. This increase was mainly due to an increase in WiFi upgrades purchased by guests and parking revenues at certain of our hotels.
Hotel operating expenses. Hotel operating expenses decreased by approximately $0.2 million, or 0.1%, to approximately $148.9 million for the three months ended June 30, 2017 compared to approximately $149.1 million for the three months ended June 30, 2016. The decrease in hotel operating expenses was partly due to a decrease in reservation costs of approximately $0.9 million which related to a decrease in commissionable bookings through certain online travel agents as well as a shift in booking channels by our guests and amenity costs of approximately $0.6 million. These decreases were partially offset by an increase in credit card disputes of approximately $0.8 million as well as an increase in the loss on disposal of assets of approximately $0.4 million.
General and administrative expenses. General and administrative expenses increased by approximately $1.4 million, or 6.0%, to approximately $25.4 million for the three months ended June 30, 2017 compared to approximately $24.0 million for the three months ended June 30, 2016. The increase was driven by an increase in personnel costs of approximately $1.8 million, including equity-based compensation expense of approximately $0.7 million, offset by a decrease in travel and related costs of approximately $0.5 million.
Depreciation and amortization. Depreciation and amortization increased by approximately $2.8 million, or 5.1%, to approximately $57.8 million for the three months ended June 30, 2017 compared to approximately $55.0 million for the three months ended June 30, 2016, which was primarily due to an increase in investment in hotel assets as a result of our recently completed hotel renovation program.
Impairment of long-lived assets. Asset impairments are recorded as required based on an evaluation of property and equipment and intangible assets for impairment. During the three months ended June 30, 2017, we recognized impairment charges of approximately $7.9 million related to two hotel properties. No impairment charges were recognized during the three months ended June 30, 2016.
Loss on sale of hotel properties.  During the three months ended June 30, 2017, we recognized a loss on sale of hotel properties of approximately $1.9 million related to the sale of three Extended Stay Canada-branded hotels in May
2017. No hotels were sold during the three months ended June 30, 2016.
Other income. During the three months ended June 30, 2017, we recognized other income of approximately $2.1 million, which consisted of the settlement of a lawsuit, the receipt of funds related to a temporary easement at one of our hotel properties and management fees related to our Canadian hotels sold in May 2017 pursuant to management agreements which are expected to terminate on or before December 31, 2017.
Other non-operating expense. During the three months ended June 30, 2017, we recognized non-cash charges related to our interest rate swap of approximately $1.5 million, partially offset by a non-cash foreign currency transaction gain of approximately $0.4 million. During the three months ended June 30, 2016, we recognized a non-cash foreign currency transaction loss of approximately $0.1 million related to the appreciation of the U.S. dollar versus the Canadian dollar at our Canadian currency-based entities.
Interest expense, net. Net interest expense decreased by approximately $4.1 million, or 11.4%, to approximately $31.7 million for the three months ended June 30, 2017 compared to approximately $35.8 million for the three months ended June 30, 2016, due to a decrease in the Company’s weighted-average interest rate as well as a decrease in the Company’s total debt outstanding. The Company’s weighted-average interest rate decreased from approximately 4.6% as of June 30, 2016 to approximately 4.5% as of June 30, 2017. Additionally, the Company’s total outstanding debt balance decreased from approximately $2.8 billion, net of unamortized deferred financing costs and debt discounts, as of June 30, 2016 to approximately $2.5 billion, net of unamortized deferred financing costs and debt discounts, as of June 30, 2017.

Income tax expense. Our effective income tax rate increased by approximately 13.5 percentage points to approximately 24.3% for the three months ended June 30, 2017 compared to approximately 10.8% for the three months ended June 30, 2016. The Company’s effective tax rate is lower than the federal statutory rate of 35% due to ESH REIT’s status as a REIT under the provisions of the Internal Revenue Code of 1986 (as amended, the “Code”) during these periods. The increase in our effective income tax rate for the three months ended June 30, 2017 is primarily due to the fact that during the three months ended June 30, 2016, the Company recognized a benefit of approximately $7.7 million with respect to the reversal of a net deferred tax liability related to the Corporation's anticipated receipt of future ESH REIT nontaxable distributions.
Comparison of Six Months Ended June 30, 2017 and June 30, 2016
As of June 30, 2016, we owned and operated 629 hotels consisting of approximately 69,400 rooms. In May 2017, the Company sold three Extended Stay Canada-branded hotels and one additional U.S.-based hotel. As a result, as of June 30, 2017, we owned and operated 625 hotels, consisting of approximately 68,800 rooms. The following table presents our consolidated results of operations for the six months ended June 30, 2017 and 2016, including the amount and percentage change in these results between the periods (in thousands):

	Six Months Ended June 30,
	2017	2016	Change ($)	Change (%)
Revenues:
Room revenues	$618,416	$610,970	$7,446	1.2%
Other hotel revenues	10,938	9,377	1,561	16.6%
Total revenues	629,354	620,347	9,007	1.5%
Operating expenses:
Hotel operating expenses	290,571	294,638	(4,067)	(1.4)%
General and administrative expenses	51,737	48,940	2,797	5.7%
Depreciation and amortization	115,475	108,319	7,156	6.6%
Impairment of long-lived assets	20,357	—	20,357	n/a
Total operating expenses	478,140	451,897	26,243	5.8%
Loss on sale of hotel properties	(1,897)	—	(1,897)	n/a
Other income	2,056	18	2,038	11,322.2%
Income from operations	151,373	168,468	(17,095)	(10.1)%
Other non-operating income	(148)	(764)	616	(80.6)%
Interest expense, net	65,307	82,749	(17,442)	(21.1)%
Income before income tax expense	86,214	86,483	(269)	(0.3)%
Income tax expense	20,426	10,344	10,082	97.5%
Net income	65,788	76,139	(10,351)	(13.6)%
Net loss attributable to noncontrolling interests(1)	9,088	1,636	7,452	455.5%
Net income attributable to Extended Stay America, Inc. common shareholders	$74,876	$77,775	$(2,899)	(3.7)%
________________________________

(1)	Noncontrolling interests in Extended Stay America, Inc. include approximately 43% and 45% as of June 30, 2017 and 2016, respectively.

The following table presents key operating metrics, including occupancy, ADR, RevPAR, hotel inventory and renovation displacement data for our hotels for the six months ended June 30, 2017 and 2016, respectively:

	Six Months Ended June 30,
	2017	2016		Change
Number of hotels (as of June 30)(1)	625	629		(4)
Number of rooms (as of June 30)(1)	68,780	69,383		(603)
Occupancy	74.7%	73.1%		160 bps
ADR	$66.16	$66.14		0.0%
RevPAR	$49.40	$48.36		2.2%
Hotel Inventory (as of June 30)(2):
Renovated Extended Stay America	625	530	(3)	95
Unrenovated Extended Stay America and other	—	99		(99)
Total number of hotels	625	629		(4)
Renovation Displacement Data (in thousands, except percentages) (2):
Total available room nights	12,523	12,632		(109)
Room nights displaced from renovation	97	179		(82)
% of available room nights displaced	0.8%	1.4%		(60) bps
_________________________________

(1)
In May 2017, the Company sold 4 hotels, three of which were included in “Renovated Extended Stay America” and one of which was included in “Unrenovated Extended Stay America and other” as of June 30, 2016.

(2)	See “— Liquidity and Capital Resources - Capital Expenditures - Hotel Renovation Program."

(3)	Includes three Extended Stay Canada-branded hotels that were sold.
Room revenues. Room revenues increased by approximately $7.4 million, or 1.2%, to approximately $618.4 million for the six months ended June 30, 2017 compared to approximately $611.0 million for the six months ended June 30, 2016.  The increase in room revenues was primarily due to a 160 bps increase in occupancy, resulting in a 2.2% increase in RevPAR. These increases were primarily a result of an increase in shorter-stay business and leisure guests, the collective impact of our recently completed hotel renovation program and focus on service excellence. This increase was partially offset by a decrease in revenues as a result of the sale of our three Extended Stay Canada-branded hotels and one additional hotel in May 2017.
Other hotel revenues. Other hotel revenues increased by approximately $1.6 million, or 16.6%, to approximately $10.9 million for the six months ended June 30, 2017 compared to approximately $9.4 million for the six months ended June 30, 2016. This increase was mainly due to an increase in WiFi upgrades purchased purchased by guests, parking revenues at certain of our hotels and pet revenues.
Hotel operating expenses. Hotel operating expenses decreased by approximately $4.1 million million, or 1.4%, to approximately $290.6 million for the six months ended June 30, 2017 compared to approximately $294.6 million for the six months ended June 30, 2016. The decrease in hotel operating expenses was partly due to a decrease in reservation costs of approximately $2.4 million, which related to a decrease in commissionable bookings through certain online travel agents as well as a shift in booking channels used by our guests, and decreases in maintenance expense of approximately $1.8 million, amenity costs of approximately $1.2 million and utilities expense of approximately $0.9 million. These decreases were partially offset by an increase credit card disputes of approximately $1.2 million as well as an increase in the loss on disposal of assets of approximately $1.0 million.
General and administrative expenses. General and administrative expenses increased by approximately $2.8 million, or 5.7%, to approximately $51.7 million for the six months ended June 30, 2017 compared to approximately $48.9 million for the six months ended June 30, 2016. The increase was driven by an increase in consulting and professional fees of approximately $2.1 million, including an increase in secondary offering costs of approximately $1.0 million, as well as an increase in personnel costs of approximately $1.4 million, including equity-based compensation expense of approximately $0.7 million, mainly due to an increase in incentive compensation expense.
Depreciation and amortization. Depreciation and amortization increased by approximately $7.2 million, or 6.6%, to approximately $115.5 million for the six months ended June 30, 2017 compared to approximately $108.3 million for the six months ended June 30, 2016, which was primarily due to an increase in investment in hotel assets as a result of our recently completed hotel renovation program.

Impairment of long-lived assets. Asset impairments are recorded as required based on an evaluation of property and equipment and intangible assets for impairment. During the six months ended June 30, 2017, we recognized impairment charges of approximately $20.4 million related to property and equipment, $12.4 million of which related to our three Extended Stay Canada-branded hotels which were sold in May 2017. The additional $7.9 million in impairment charges related to two hotel properties. No impairment charges were recognized during the six months ended June 30, 2016.
Loss on sale of hotel properties. During the six months ended June 30, 2017, we recognized a loss on sale of hotel properties of approximately $1.9 million related to the sale of three Extended Stay Canada-branded hotels in May 2017. No hotels were sold during the six months ended June 30, 2016.
Other income. During the six months ended June 30, 2017, we recognized other income of approximately $2.1 million, which consisted of the settlement of a lawsuit, the receipt of funds related to a temporary easement at one of our hotel properties and management fees related to our Canadian hotels sold in May 2017 pursuant to management agreements which are expected to terminate on or before December 31, 2017.
Other non-operating income. During the six months ended June 30, 2017, we recognized a non-cash foreign currency transaction gain of approximately $0.4 million, partially offset by non-cash charges related to our interest rate swap of approximately $0.3 million. During the six months ended June 30, 2016, we recognized a non-cash foreign currency transaction gain of approximately $0.8 million related to the depreciation of the U.S. dollar versus the Canadian dollar at our Canadian currency-based entities.
Interest expense, net. Excluding debt modification costs of approximately $1.2 million incurred during the six months ended June 30, 2017 related to the repricing of ESH REIT's senior secured term loan facility, and excluding debt extinguishment costs of approximately $12.1 million incurred during the six months ended June 30, 2016 related to the full repayment of the balance outstanding under ESH REIT’s previous term loan facility and the partial repayment of ESH REIT's previous mortgage loan, consisting of the write-off of unamortized deferred financing costs and debt discount of approximately $8.4 million and prepayment penalties and other costs of approximately $3.7 million, respectively, net interest expense decreased by approximately $6.5 million, or 9.2%, to approximately $64.1 million for the six months ended June 30, 2017 compared to approximately $70.6 million for the six months ended June 30, 2016. The Company’s weighted-average interest rate decreased from approximately 4.6% as of June 30, 2016 to approximately 4.5% as of June 30, 2017. Additionally, the Company’s total outstanding debt balance decreased from approximately $2.8 billion, net of unamortized deferred financing costs and debt discounts, as of June 30, 2016 to approximately $2.5 billion, net of unamortized deferred financing costs and debt discounts, as of June 30, 2017.
Income tax expense. Our effective income tax rate increased by approximately 11.7 percentage points to approximately 23.7% for the six months ended June 30, 2017 compared to approximately 12.0% for the six months ended June 30, 2016. The Company’s effective tax rate is lower than the federal statutory rate of 35% due to ESH REIT’s status as a REIT under the provisions of the Code during these periods. The increase in our effective income tax rate for the six months ended June 30, 2017 is primarily due to the fact that during the six months ended June 30, 2016, the Company recognized a benefit of approximately $7.7 million with respect to the reversal of a net deferred tax liability related to the Corporation's anticipated receipt of future ESH REIT nontaxable distributions and a benefit of approximately $1.8 million with respect to the reversal of net deferred tax liabilities which related to the previously estimated 5% of taxable income expected to be retained under ESH REIT's prior 95% distribution policy, which was changed during the three months ended March 31, 2016.
Results of Operations—ESH REIT
ESH REIT’s sole source of revenues is lease rental revenues and its hotel operating expenses reflect only those hotel operating expenses incurred directly related to ownership of the hotels. Administrative costs reimbursed to ESA Management are included as a component of general and administrative expenses.
Comparison of Three Months Ended June 30, 2017 and June 30, 2016
As of June 30, 2016, ESH REIT owned and leased 629 hotels, consisting of approximately 69,400 rooms. In May 2017, ESH REIT sold three Extended Stay Canada-branded hotels and one additional U.S.-based hotel. As a result, as of June 30, 2017, ESH REIT owned and leased 625 hotels, consisting of approximately 68,800 rooms. The following table presents ESH REIT’s consolidated results of operations for the three months ended June 30, 2017 and 2016, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended June 30,
	2017	2016	Change ($)	Change (%)
Revenues- Rental revenues from Extended Stay America, Inc.	115,589	116,492	(903)	(0.8)%
Operating expenses:
Hotel operating expenses	23,056	22,231	825	3.7%
General and administrative expenses	4,092	4,167	(75)	(1.8)%
Depreciation	56,856	53,758	3,098	5.8%
Total operating expenses	84,004	80,156	3,848	4.8%
Loss on sale of hotel properties	(3,274)	—	(3,274)	n/a
Other income	635	—	635	n/a
Income from operations	28,946	36,336	(7,390)	(20.3)%
Other non-operating expense (income)	1,104	(1)	1,105	(110,500.0)%
Interest expense, net	31,911	35,075	(3,164)	(9.0)%
(Loss) income before income tax expense (benefit)	(4,069)	1,262	(5,331)	(422.4)%
Income tax expense (benefit)	655	(209)	864	(413.4)%
Net (loss) income	$(4,724)	$1,471	$(6,195)	(421.1)%
Rental revenues from Extended Stay America, Inc. Rental revenues decreased by approximately $0.9 million, or 0.8%, to approximately $115.6 million for the three months ended June 30, 2017 compared to approximately $116.5 million for the three months ended June 30, 2016. The decrease in rental revenues was mainly due to the sale of the three Extended Stay Canada-branded hotels and one additional hotel in May 2017. Rental revenues consist of fixed minimum rental payments recognized on a straight-line basis over the terms of the lease plus specified percentages of total hotel revenues over designated thresholds. Percentage rental revenues were approximately $0.2 million during the three months ended June 30, 2017 and 2016.
Hotel operating expenses. Hotel operating expenses increased by approximately $0.8 million, or 3.7%, to approximately $23.1 million for the three months ended June 30, 2017 compared to approximately $22.2 million for the three months ended June 30, 2016. This increase was due to increases in real estate tax expense of approximately $0.7 million and the loss on disposal of assets of approximately $0.4 million. These increases were partially offset by a decrease in property related costs that were obligations of ESH REIT due to its ownership of hotels, including property insurance claims, of approximately $0.2 million.
General and administrative expenses. General and administrative expenses decreased by approximately $0.1 million, or 1.8%, to approximately $4.1 million for the three months ended June 30, 2017 compared to approximately $4.2 million for the three months ended June 30, 2016. The decrease was mainly due to a decrease in consulting and other professional fees of approximately $0.4 million.This decrease was partially offset by an increase in secondary offering costs of approximately $0.3 million.
Depreciation. Depreciation increased by approximately $3.1 million, or 5.8%, to approximately $56.9 million for the three months ended June 30, 2017 compared to approximately $53.8 million for the three months ended June 30, 2016, which was primarily due to an increase in investment in hotel assets as a result of ESH REIT's recently completed hotel renovation program.
Loss on sale of hotel properties.  During the three months ended June 30, 2017, ESH REIT recognized a loss on sale of hotel properties of approximately $3.3 million related to the sale of three Extended Stay Canada-branded hotels of approximately $1.5 million and a loss on sale of one additional hotel of approximately $1.8 million. No hotels were sold during the three months ended June 30, 2016.
Other income. During the three months ended June 30, 2017, ESH recognized other income of approximately $0.6 million related to the receipt of funds for a temporary easement at one of its hotel properties.
Other non-operating expense (income). During the three months ended June 30, 2017, ESH REIT recognized non-cash charges related to its interest rate swap of approximately $1.5 million, partially offset by a non-cash foreign currency transaction gain of approximately $0.4 million. During the three months ended June 30, 2016 ESH REIT recognized a non-cash foreign currency transaction gain of less than $0.1 million.

Interest expense, net. Net interest expense decreased by approximately $3.2 million, or 9.0%, to approximately $31.9 million for the three months ended June 30, 2017 compared to approximately $35.1 million for the three months ended June 30, 2016 due to a decrease in ESH REIT’s weighted-average interest rate and a decrease in ESH REIT’s total debt outstanding. ESH REIT’s weighted-average interest rate decreased from approximately 4.6% as of June 30, 2016 to approximately 4.5% as of June 30, 2017. Additionally, ESH REIT’s total outstanding debt balance decreased from approximately $2.7 billion, net of unamortized deferred financing costs and debt discounts, as of June 30, 2016 to approximately $2.6 billion, net of unamortized deferred financing costs and debt discounts, as of June 30, 2017.
Income tax expense (benefit). ESH REIT’s effective income tax rate increased by approximately 0.5 percentage points to (16.1)% for the three months ended June 30, 2017 compared to (16.6)% for the three months ended June 30, 2016. Income tax expense (benefit) was approximately $0.7 million and $(0.2) million for the three months ended June 31, 2017 and 2016, respectively. ESH REIT’s effective tax rate is lower than the federal statutory rate of 35% due to its status as a REIT under the provisions of the Code during these periods. During the three months ended June 30, 2017, ESH REIT recognized a provision of approximately $0.7 million related to a change in tax rate for its Canadian subsidiary. During the three months ended June 30, 2016, ESH REIT recognized a benefit of approximately $0.2 million due to a revision of its current Canadian income tax payable estimate upon filing an income tax return.
Comparison of Six Months Ended June 30, 2017 and June 30, 2016
As of June 30, 2016, ESH REIT owned and leased 629 hotels, consisting of approximately 69,400 rooms. In May 2017, ESH REIT sold three Extended Stay Canada-branded hotels and one additional U.S.-based hotel. As a result, as of June 30, 2017, ESH REIT owned and leased 625 hotels, consisting of approximately 68,800 rooms. The following table presents ESH REIT’s consolidated results of operations for the six months ended June 30, 2017 and 2016, including the amount and percentage change in these results between the periods (in thousands):

	Six Months Ended June 30,
	2017	2016	Change ($)	Change (%)
Revenues- Rental revenues from Extended Stay America, Inc.	$231,883	$232,734	$(851)	(0.4)%
Operating expenses:
Hotel operating expenses	47,011	46,602	409	0.9%
General and administrative expenses	8,794	7,201	1,593	22.1%
Depreciation	113,393	105,798	7,595	7.2%
Impairment of long-lived assets	15,046	—	15,046	n/a
Total operating expenses	184,244	159,601	24,643	15.4%
Loss on sale of hotel properties	(3,274)	—	(3,274)	n/a
Other income	635	—	635	n/a
Income from operations	45,000	73,133	(28,133)	(38.5)%
Other non-operating income	(60)	(774)	714	(92.2)%
Interest expense, net	65,663	81,365	(15,702)	(19.3)%
Loss before income tax expense (benefit)	(20,603)	(7,458)	(13,145)	(176.3)%
Income tax expense (benefit)	237	(3,799)	4,036	(106.2)%
Net loss	$(20,840)	$(3,659)	$(17,181)	469.6%
Rental revenues from Extended Stay America, Inc. Rental revenues decreased by approximately $0.9 million, or 0.4%, to approximately $231.9 million for the six months ended June 30, 2017 compared to approximately $232.7 million for the six months ended June 30, 2016. The decrease in rental revenues was mainly due to the sale of the three Extended Stay Canada-branded hotels and one additional hotel in May 2017. Rental revenues consist of fixed minimum rental payments recognized on a straight-line basis over the terms of the lease plus specified percentages of total hotel revenues over designated thresholds. Percentage rental revenues were approximately $0.2 million during the six months ended June 30, 2017 and 2016.
Hotel operating expenses. Hotel operating expenses increased by approximately $0.4 million, or 0.9%, to approximately $47.0 million for the six months ended June 30, 2017 compared to approximately $46.6 million for the six months ended June 30, 2016. This increase was due to increases in the loss on disposal of assets of approximately $1.0 million and real estate tax expense of approximately $0.7 million. These increases were partially offset by a decrease in property related costs that were obligations of ESH REIT due to its ownership of the hotels, including property insurance claims, of approximately $1.2 million.
General and administrative expenses. General and administrative expenses increased by approximately $1.6 million, or 22.1%, to approximately $8.8 million for the six months ended June 30, 2017 compared to approximately $7.2 million for the six months ended June 30, 2016. The increase was mainly due to an increase in consulting and other professional fees of approximately $1.2 million, including an increase in secondary offering costs of approximately $0.5 million, as well as an increase in reimbursable costs of approximately $0.4 million to ESA Management for administrative services performed on ESH REIT’s behalf (including executive management, accounting, financial analysis, training and technology).
Depreciation. Depreciation increased by approximately $7.6 million, or 7.2%, to approximately $113.4 million for the six months ended June 30, 2017 compared to approximately $105.8 million for the six months ended June 30, 2016, which was primarily due to an increase in investment in hotel assets as a result of ESH REIT's recently completed hotel renovation program.
Impairment of long-lived assets. Asset impairments are recorded as required based on an evaluation of property and equipment and intangible assets for impairment. During the six months ended June 30, 2017, ESH REIT recognized an impairment charge of approximately $15.0 million related to its three Extended Stay Canada-branded hotels sold in May 2017. No impairment charges were recognized during the six months ended June 30, 2016.
Loss on sale of hotel properties.  During the six months ended June 30, 2017, ESH REIT recognized a loss on sale of hotel properties of approximately $3.3 million related to the sale of its three Extended Stay Canada-branded hotels of approximately $1.5 million and a loss on sale of one additional hotel of approximately $1.8 million in May 2017. No hotels were sold during the six months ended June 30, 2016.
Other income. During the six months ended June 30, 2017, ESH recognized other income of approximately $0.6 million related to the receipt of funds for a temporary easement at one of its hotel properties.
Other non-operating income. During the six months ended June 30, 2017, ESH REIT recognized a non-cash foreign currency transaction gain of approximately $0.3 million, offset by non-cash charges related to its interest rate swap of approximately $0.3 million. During the six months ended June 30, 2016, ESH REIT recognized a non-cash foreign currency transaction gain of approximately $0.8 million related to the depreciation of the U.S. dollar versus the Canadian dollar at ESH REIT's Canadian subsidiary.
Interest expense, net. Excluding debt modification costs of approximately $1.2 million incurred during the six months ended June 30, 2017 related to the repricing of ESH REIT's senior secured term loan facility, and excluding debt extinguishment costs of approximately $12.1 million incurred during the six months ended June 30, 2016 related to the full repayment of the balance outstanding under ESH REIT's previous term loan facility and the partial repayment of ESH REIT's previous mortgage loan, consisting of the write-off of unamortized deferred financing costs and debt discount of approximately $8.4 million and prepayment penalties and other costs of approximately $3.7 million, respectively, net interest expense decreased by approximately $4.8 million, or 6.9%, to approximately $64.5 million for the six months ended June 30, 2017 compared to approximately $69.3 million for the six months ended June 30, 2016. ESH REIT’s weighted-average interest rate decreased from approximately 4.6% as of June 30, 2016 to approximately 4.5% as of June 30, 2017. Additionally, ESH REIT’s total outstanding debt balance decreased from approximately $2.7 billion, net of unamortized deferred financing costs and debt discounts, as of June 30, 2016 to approximately $2.6 billion, net of unamortized deferred financing costs and debt discounts, as of June 30, 2017.
Income tax expense (benefit). ESH REIT’s effective income tax rate decreased by approximately 52.1 percentage points to (1.2)% for the six months ended June 30, 2017 compared to 50.9% for the six months ended June 30, 2016. Income tax expense (benefit) was approximately $0.2 million and $(3.8) million for the six months ended June 30, 2017 and 2016, respectively. ESH REIT’s effective tax rate is lower than the federal statutory rate of 35% due to its status as a REIT under the provisions of the Code during these periods. The change in ESH REIT’s effective income tax rate for the six months ended June 30, 2017 is due to the fact that during the six months ended June 30, 2016, ESH REIT recognized a benefit of approximately $1.3 million related to current state and foreign payable adjustments and a benefit of approximately $2.3 million with respect to the reversal of net deferred tax liabilities for the previously estimated 5% of taxable income expected to be retained under ESH REIT's prior 95% distribution policy, which was changed during the three months ended March 31, 2016.

Non-GAAP Financial Measures
Hotel Operating Profit and Hotel Operating Margin
Hotel Operating Profit and Hotel Operating Margin measure hotel-level operating results prior to debt service, income tax expense, impairment charges, depreciation and amortization and general and administrative expenses. The Company believes that Hotel Operating Profit and Hotel Operating Margin are useful measures to investors regarding our operating performance as they help us evaluate aggregate hotel-level profitability, specifically hotel operating efficiency and effectiveness. Further, these measures allow us to analyze period over period operating margin flow-through (the change in Hotel Operating Profit divided by the change in total hotel revenues).
We define Hotel Operating Profit as the sum of room and other hotel revenues less hotel operating expenses (excluding loss on disposal of assets) and Hotel Operating Margin as the ratio of Hotel Operating Profit divided by total hotel revenues. Hotel Operating Profit and Hotel Operating Margin are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single, consolidated enterprise, which is reflected in the consolidated Company results of operations; therefore, we believe these performance measures are most meaningful for the Company only.
The following table provides a reconciliation of room revenues, other hotel revenues and hotel operating expenses (excluding loss on disposal of assets) to Hotel Operating Profit and Hotel Operating Margin for the Company for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Room revenues	$332,608	$327,833	$618,416	$610,970
Other hotel revenues	5,755	4,956	10,938	9,377
Total hotel revenues	338,363	332,789	629,354	620,347
Hotel operating expenses (1)	146,363	146,973	284,553	289,637
Hotel Operating Profit	$192,000	$185,816	$344,801	$330,710
Hotel Operating Margin	56.7%	55.8%	54.8%	53.3%
_________________________________
(1) Excludes loss on disposal of assets of approximately $2.5 million, $2.1 million, $6.0 million and $5.0 million, respectively.
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
The Company uses Adjusted EBITDA when evaluating our performance because we believe the adjustment for certain additional items, described below, provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted EBITDA, when combined with the U.S. GAAP presentation of net income, net income per common share and cash flow provided by operating activities, is beneficial to the overall understanding of our ongoing operating performance. We adjust EBITDA for the following items, where applicable for each period presented, and refer to this measure as Adjusted EBITDA:

•	Equity-based compensation—We exclude non-cash charges related to the amortization of equity-based compensation awards to employees and directors.

•
Other non-operating expense (income)—We exclude the effect of other non-operating expense or income, as we believe non-cash gains or losses on interest rate swaps or other derivatives and foreign currency transaction gains or losses are not reflective of ongoing or future operating performance.

•
Impairment of long-lived assets— We exclude the effect of impairment losses recorded on property and equipment and intangible assets, as we believe they are not reflective of ongoing or future operating performance.

•	(Gain) loss on sale of hotel properties— We exclude the gain or loss on sale of hotel properties, as we believe it is not reflective of ongoing or future operating performance.

•
Other expenses—We exclude the effect of expenses that we do not consider reflective of ongoing or future operating performance, including the following: the loss on disposal of assets, costs incurred in connection with secondary offerings and transaction costs associated with the sale of hotel properties.

EBITDA and Adjusted EBITDA as presented may not be comparable to similar measures calculated by other companies. This information should not be considered as an alternative to net income of the Company, net income of the Corporation, net income of ESH REIT or any other measure of the Company, the Corporation or ESH REIT calculated in accordance with U.S. GAAP. Cash expenditures for capital expenditures, interest expense and other items have been and will continue to be incurred and are not reflected in EBITDA or Adjusted EBITDA. Management separately considers the impact of these excluded items to the extent they are material to operating decisions and assessments of operating performance. The Company’s unaudited condensed consolidated statements of operations and cash flows include capital expenditures, net interest expense and other excluded items, all of which should be considered when evaluating our performance, in addition to our non-GAAP financial measures. Additionally, EBITDA and Adjusted EBITDA should not solely be considered as measures of our profitability or indicative of funds available to fund our cash needs, including our ability to pay distributions.
EBITDA and Adjusted EBITDA are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single, consolidated enterprise, which is reflected in the consolidated Company results of operations; therefore, we believe these performance measures are most meaningful for the Company only.
The following table provides a reconciliation of net income to EBITDA and Adjusted EBITDA for the Company for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Net income	$49,725		$61,386		$65,788		$76,139
Interest expense, net	31,701		35,764		65,307		82,749
Income tax expense	15,943		7,448		20,426		10,344
Depreciation and amortization	57,804		55,011		115,475		108,319
EBITDA	155,173		159,609		266,996		277,551
Equity-based compensation	3,646		2,939		6,329		5,619
Other non-operating expense (income)	1,073	(1)	114	(2)	(148)	(3)	(764)	(4)
Impairment of long-lived assets	7,934		—		20,357		—
Loss on sale of hotel properties	1,897		—		1,897		—
Other expenses	3,125	(5)	1,997	(6)	7,019	(7)	5,052	(8)
Adjusted EBITDA	$172,848		$164,659		$302,450		$287,458
_________________________________

(1)	Includes loss related to interest rate swap of approximately $1.5 million and foreign currency transaction gain of approximately $0.4 million.

(2)	Includes foreign currency transaction loss of approximately $0.1 million.

(3)	Includes foreign currency transaction gain of approximately $0.4 million and loss related to interest rate swap of approximately $0.3 million.

(4)	Includes foreign currency transaction gain of approximately $0.8 million.

(5)	Includes loss on disposal of assets of approximately $2.5 million and costs incurred in connection with the second quarter 2017 secondary offerings of approximately $0.6 million.

(6)
Includes loss on disposal of assets of approximately $2.1 million and transaction costs of approximately $(0.1) million due to the revision of an estimate related to the sale of 53 hotel properties in December 2015.

(7)	Includes loss on disposal of assets of approximately $6.0 million and costs incurred in connection with the first and second quarter 2017 secondary offerings of approximately $1.0 million.

(8)
Includes loss on disposal of assets of approximately $5.0 million and transaction costs of approximately $0.1 million due to the revision of an estimate related to the sale of the 53 hotel properties in December 2015.

FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share
FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share are key metrics used by management to assess our operating performance and profitability and to facilitate comparisons between us and other hotel and/or real estate companies that include a REIT as part of their legal entity structure. Funds from Operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income or loss (computed in accordance with U.S. GAAP), excluding gains or losses from sales of real estate, impairment charges, the cumulative effect of changes in accounting principle, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures following the same approach. FFO is a commonly used measure among hotel and/or real estate companies that include a REIT as a part of their legal entity structure. Since real estate depreciation and amortization, impairment of long-lived assets and gains or losses from the sale of hotel properties are dependent upon the historical cost of real estate asset bases and generally not reflective of ongoing operating performance or earnings capability, the Company believes FFO is useful to investors as it provides a meaningful comparison of our performance between periods and between us and other companies and/or REITs.
Consistent with our presentation of Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share, as described below, our reconciliation of FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share begins with net income attributable to Extended Stay America, Inc. common shareholders, which excludes net income attributable to noncontrolling interests, and adds back earnings attributable to ESH REIT’s Class B common shares, presented as a noncontrolling interest as required by U.S. GAAP. We believe that including earnings attributable to ESH REIT’s Class B common shares in our calculations of FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share provides investors with useful supplemental measures of the Company’s operating performance since our Paired Shares, directly through the common stock of the Corporation and Class B common stock of ESH REIT, and indirectly through the Corporation’s ownership of the Class A common stock of ESH REIT, entitle holders to participate in 100% of the common equity and earnings of both the Corporation and ESH REIT. Based on the limitation on transfer provided for in each of the Corporation’s and ESH REIT’s charters, shares of common stock of the Corporation and shares of Class B common stock of ESH REIT are transferable and tradable only in combination as units, each unit consisting of one share of the Corporation’s common stock and one share of ESH REIT Class B common stock.
The Company uses Adjusted FFO and Adjusted FFO per diluted Paired Share when evaluating our performance because we believe the adjustment for certain additional items, described below, provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted FFO and Adjusted FFO per diluted Paired Share, when combined with the U.S. GAAP presentation of net income and net income per common share, is beneficial to the overall understanding of our ongoing performance.
The Company adjusts FFO for the following items, net of tax, that are not addressed in NAREIT’s definition of FFO, where applicable for each period presented, and refers to this measure as Adjusted FFO:

•
Debt modification and extinguishment costs—We exclude charges related to the write-off of unamortized deferred financing costs, prepayment penalties and other costs associated with modification and/or extinguishment of debt as we believe they are not reflective of our ongoing or future operating performance.

•	Gains or losses on derivatives—We exclude non-cash gains or losses on interest rate swaps or other derivatives as we believe they are not reflective of our ongoing or future operating performance.
Adjusted FFO per diluted Paired Share is defined as Adjusted FFO divided by the weighted average number of Paired Shares outstanding on a diluted basis. Until such time as the number of outstanding common shares of the Corporation and Class B common shares of ESH REIT differ, we believe Adjusted FFO per diluted Paired Share is useful to investors, as it represents a measure of the economic risks and rewards related to an investment in our Paired Shares.
FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share as presented may not be comparable to similar measures calculated by other REITs or real estate companies that include a REIT as part of their legal entity structure. In particular, due to the fact that we present these measures for the Company on a consolidated basis, FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share, may be of limited use to investors comparing our results only to REITs. This information should not be considered as an alternative to net income of the Company, net income of the Corporation, net income of ESH REIT, net income per share of common stock of the Corporation, net income per share of Class A or Class B common stock of ESH REIT or any other measure of the Company, the Corporation or ESH REIT calculated in accordance with U.S. GAAP. Real estate related depreciation and amortization expense will continue to be incurred and is not reflected in FFO, Adjusted FFO or Adjusted FFO per diluted Paired Share. Additionally, impairment charges and other charges or income incurred in accordance with U.S. GAAP may occur and are not reflected in FFO, Adjusted FFO or Adjusted FFO per diluted Paired Share. Management separately considers the impact of these excluded items to the extent they are material to operating decisions and assessments of operating performance. The Company’s consolidated statements of operations include these items, all of which should be considered when evaluating our performance, in addition to our non-GAAP financial measures.
FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single, consolidated enterprise, which is reflected in the consolidated Company results of operations; therefore, we believe these performance measures are most useful for the consolidated Company only.
The following table provides a reconciliation of net income attributable to Extended Stay America, Inc. common shareholders to FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share for the Company for the three and six months ended June 30, 2017 and 2016 (in thousands, except per Paired Share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income per Extended Stay America, Inc. common share - diluted	$0.27	$0.30	$0.39	$0.38

Net income attributable to Extended Stay America, Inc. common shareholders	$51,775	$60,729	$74,876	$77,775
Noncontrolling interests attributable to Class B common shares of ESH REIT	(2,054)	653	(9,096)	(1,644)
Real estate depreciation and amortization	56,649	53,918	113,182	106,118
Impairment of long-lived assets	7,934	—	20,357	—
Loss on sale of hotel properties	1,897	—	1,897	—
Tax effect of adjustments to net income attributable to Extended Stay America, Inc. common shareholders	(15,423)	(11,754)	(31,697)	(23,708)
FFO	100,778	103,546	169,519	158,541
Debt modification and extinguishment costs	—	—	1,168	12,103
Loss on interest rate swap	1,495	—	253	—
Tax effect of adjustments to FFO	(347)	—	(330)	(2,772)
Adjusted FFO	$101,926	$103,546	$170,610	$167,872
Adjusted FFO per Paired Share - diluted	$0.53	$0.51	$0.88	$0.83
Weighted Average Paired Shares outstanding - diluted	193,944	201,689	194,372	203,029
Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share
We present Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share as supplemental measures of the Company’s performance. We believe that these are useful measures for investors since our Paired Shares, directly through the common stock of the Corporation and Class B common stock of ESH REIT, and indirectly through the Corporation’s ownership of the Class A common stock of ESH REIT, entitle holders of our Paired Shares to participate in 100% of the common equity and earnings of both the Corporation and ESH REIT. As required by U.S. GAAP, net income attributable to Extended Stay America, Inc. common shareholders excludes earnings attributable to ESH REIT’s Class B common shares, a noncontrolling interest. Based on the limitation on transfer provided for in each of the Corporation’s and ESH REIT’s charters, shares of common stock of the Corporation and shares of Class B common stock of ESH REIT are transferable and tradable only in combination as units, each unit consisting of one share of the Corporation’s common stock and one share of ESH REIT Class B common stock. As a result, we believe that Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share represent useful measures to holders of our Paired Shares.
Paired Share Income is defined as the sum of net income attributable to Extended Stay America, Inc. common shareholders and noncontrolling interests attributable to Class B common shares of ESH REIT. Adjusted Paired Share Income is defined as Paired Share Income adjusted for items that, net of income taxes, we believe are not reflective of our ongoing or future operating performance. We adjust Paired Share Income for the following items, net of income taxes, where applicable for each period presented, and refer to this measure as Adjusted Paired Share Income: debt modification and extinguishment costs, other non-operating expense (income) (including gain or loss on interest rate swaps or other derivatives and foreign currency transaction gain or loss), impairment of long-lived assets, gain or loss on sale of hotel properties and other expenses, such as the loss on disposal of assets, costs incurred in connection with secondary offerings and transaction costs associated with the sale of hotel properties. With the exception of equity-based compensation, an ongoing charge, and debt modification and extinguishment costs, these adjustments (other than the effect of income taxes) are the same as those used in the reconciliation of EBITDA to Adjusted EBITDA.
Adjusted Paired Share Income per diluted Paired Share is defined as Adjusted Paired Share Income divided by the number of Paired Shares outstanding on a diluted basis. Until such time as the number of outstanding common shares of the Corporation and Class B common shares of ESH REIT differ, we believe Adjusted Paired Share Income per diluted Paired Share is useful to investors, as it represents a measure of the economic risks and rewards related to an investment in our Paired Shares. We believe that Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share provide meaningful indicators of the Company’s operating performance in addition to separate and/or individual analyses of net income attributable to common shareholders of the Corporation and net income attributable to Class B common shareholders of ESH REIT, each of which is impacted by U.S. GAAP requirements, including the recognition of contingent lease rental revenues and the recognition of lease rental revenues on a straight-line basis, and may not reflect how cash flows are generated on an individual entity or total enterprise basis. Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share should not be considered as an alternative to net income of the Company, net income of the Corporation, net income of ESH REIT, net income per share of common stock of the Corporation, net income per share of Class A or Class B common stock of ESH REIT or any other measure of the Company, the Corporation or ESH REIT calculated in accordance with U.S. GAAP.
Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single, consolidated enterprise, which is reflected in the consolidated Company results of operations; therefore, we believe these performance measures are most meaningful for the consolidated Company only.
The following table provides a reconciliation of net income attributable to Extended Stay America, Inc. common shareholders to Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share for the three and six months ended June 30, 2017 and 2016 (in thousands, except per Paired Share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Net income per Extended Stay America, Inc. common share - diluted	$0.27		$0.30		$0.39		$0.38

Net income attributable to Extended Stay America, Inc. common shareholders	$51,775		$60,729		$74,876		$77,775
Noncontrolling interests attributable to Class B common shares of ESH REIT	(2,054)		653		(9,096)		(1,644)
Paired Share Income	49,721		61,382		65,780		76,131
Debt modification and extinguishment costs	—		—		1,168		12,103
Other non-operating expense (income)	1,073	(1)	114	(2)	(148)	(3)	(764)	(4)
Impairment of long-lived assets	7,934		—		20,357		—
Loss on sale of hotel properties	1,897		—		1,897		—
Other expenses	3,125	(5)	1,997	(6)	7,019	(7)	5,052	(8)
Tax effect of adjustments to Paired Share Income	(3,255)		(460)		(7,093)		(3,730)
Adjusted Paired Share Income	$60,495		$63,033		$88,980		$88,792
Adjusted Paired Share Income per Paired Share – diluted	$0.31		$0.31		$0.46		$0.44
Weighted average Paired Shares outstanding – diluted	193,944		201,689		194,372		203,029
_______________________________

(1)	Includes loss related to interest rate swap of approximately $1.5 million and foreign currency transaction gain of approximately $0.4 million.

(2)	Includes foreign currency transaction loss of approximately $0.1 million.

(3)	Includes foreign currency transaction gain of approximately $0.4 million and loss related to interest rate swap of approximately $0.3 million.

(4)	Includes foreign currency transaction gain of approximately $0.8 million.

(5)	Includes loss on disposal of assets of approximately $2.5 million and costs incurred in connection with the second quarter 2017 secondary offerings of approximately $0.6 million.

(6)
Includes loss on disposal of assets of approximately $2.1 million and transaction costs of approximately $(0.1) million due to the revision of an estimate related to the sale of 53 hotel properties in December 2015.

(7)	Includes loss on disposal of assets of approximately $6.0 million and costs incurred in connection with the first and second quarter 2017 secondary offerings of approximately $1.0 million.

(8)
Includes loss on disposal of assets of approximately $5.0 million and transaction costs of approximately $0.1 million due to the revision of an estimate related to the sale of 53 hotel properties in December 2015.

Liquidity and Capital Resources
Company Overview
On a consolidated basis, we have historically generated significant cash flow from operations and have financed our ongoing business primarily with existing cash, cash flow generated from operations, and in certain instances, proceeds from asset dispositions. We generated cash flow from operations of approximately $220.8 million for the six months ended June 30, 2017.
Our current liquidity requirements consist primarily of funds necessary to pay for or fund (i) hotel operating expenses, (ii) recurring maintenance and capital expenditures necessary to maintain our hotels, (iii) general and administrative expenses, (iv) interest expense, (v) income taxes, (vi) Paired Share repurchases, (vii) Corporation distributions and required ESH REIT distributions and (viii) certain phases of our growth and other strategic initiatives (See “Overview.”) We expect to fund our current liquidity requirements from a combination of cash on hand, cash flow generated from operations, borrowings under our revolving credit facilities, as needed, and in certain instances proceeds from asset dispositions.
Long-term liquidity requirements consist of funds necessary to (i) complete future hotel renovations, (ii) repurpose and/or rebuild certain hotels, (iii) construct new hotels, (iv) acquire additional hotel properties and/or other lodging companies, and (v) refinance (including prior to or in connection with debt maturity payments) ESH REIT’s 2016 Term Facility and ESH REIT’s 5.25% senior notes due in 2025 (the “2025 Notes”) maturing in August 2023 and May 2025, respectively. See Note 7 to the unaudited condensed consolidated financial statements of Extended Stay America, Inc. and Note 6 to the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 1 in this combined quarterly report on Form 10-Q, for additional detail related to our debt obligations.
With respect to our long-term liquidity requirements, specifically our ability to refinance our existing outstanding debt obligations, we cannot assure you that the Corporation and/or ESH REIT will be able to refinance any of its debt on attractive terms at or before maturity, on commercially reasonable terms or at all, or the timing of any such refinancing. We expect to meet our long-term liquidity requirements through various sources of capital, including future debt financings or equity issuances by the Corporation and/or ESH REIT, existing working capital, cash flow generated from operations and in certain instances proceeds from asset dispositions. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the current and future state of overall capital and credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing or prospective lenders, general market conditions for the lodging industry, our operating performance and liquidity and market perceptions about us. The success of our business strategies will depend, in part, on our ability to access these various capital sources. There can be no assurance that we will be able to raise any such financing on terms acceptable to us or at all.
The Company had unrestricted cash and cash equivalents of approximately $56.2 million at June 30, 2017. Based upon the current level of operations, management believes that our cash flow from operations, together with our cash balances and available borrowings under our revolving credit facilities, will be adequate to meet our anticipated funding requirements and business objectives for the foreseeable future. We regularly review our capital structure and at any time may refinance or repay existing indebtedness, incur new indebtedness or purchase debt or equity securities.
On August 1, 2017, the Board of Directors of ESH REIT declared a cash distribution of $0.14 per Class A and Class B common share for the second quarter of 2017. Additionally, the Board of Directors of the Corporation declared a cash distribution of $0.07 per common share for the second quarter of 2017. These distributions, which total $0.21 per Paired Share, will be payable on August 29, 2017 to shareholders of record as of August 15, 2017.
The following table outlines distributions declared or paid during the six months ended June 30, 2017:

Declaration Date	Record Date	Date Paid/Payable	ESH REIT Distribution	Corporation Distribution	Total Distribution
8/1/2017	8/15/2017	8/29/2017	$0.14	$0.07	$0.21
4/27/2017	5/11/2017	5/25/2017	$0.14	$0.07	$0.21
2/28/2017	3/14/2017	3/28/2017	$0.15	$0.04	$0.19
In June 2017, the Corporation repurchased 14,069 of 21,202 outstanding shares of 8.0% voting preferred stock outstanding from our Former Sponsors at par value, or approximately $14.1 million. The repurchased shares included all preferred stock held by funds or affiliates of Centerbridge Partners, L.P. and The Blackstone Group L.P.; funds or affiliates of Paulson & Co. Inc., a Former Sponser, hold 7,036 of the remaining 7,133 shares of 8.0% voting preferred stock outstanding. On or after November 15, 2018, a holder of the 8.0% voting preferred stock has the right to require the Corporation to redeem in cash the 8.0% voting preferred stock at $1,000 per share plus any accumulated unpaid dividends. On November 15, 2020, the Corporation shall mandatorily redeem all of the 8.0% voting preferred stock at $1,000 per share plus any accumulated unpaid dividends.
In March 2017, ESH REIT entered into an amendment to the 2016 Term Facility with the lenders thereunder (such amendment, the "Repricing Amendment"). The Repricing Amendment had the following impact on the 2016 Term Facility: (i) decreased the interest rate spread on LIBOR based loans from 3.0% to 2.5%; (ii) decreased the interest rate spread on base rate loans from 2.0% to 1.5%; (iii) removed the floor of 0.75% on LIBOR based loans; (iv) removed the floor of 2.0% on base rate loans; (v) removed ranges on interest rate spreads for all loan types that were dependent upon ESH REIT’s credit rating; and (vi) extended the 1% prepayment penalty through September 1, 2017 (prepayments made after September 1, 2017 are not subject to a prepayment penalty, other than customary “breakage” costs).
In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program for up to $100 million of Paired Shares. In February 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $100 million to up to $200 million of Paired Shares. In December 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $200 million to up to $300 million of Paired Shares and extended the maturity date of the program through December 31, 2017, each effective January 1, 2017. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of June 30, 2017, since the inception of the program, the Corporation and ESH REIT had repurchased and retired their respective portion of approximately 12.6 million Paired Shares for approximately $193.9 million. Subsequent to June 30, 2017, the Corporation and ESH REIT repurchased and retired their respective portion of 0.2 million additional Paired Shares for approximately $3.1 million. Approximately $103.2 million is remaining under the repurchase program.
In the future, we intend to maintain or increase our current distribution of $0.21 per Paired Share per quarter unless our consolidated results of operations, net income, Adjusted EBITDA, liquidity, cash flows, financial condition or prospects, economic conditions or other factors differ materially from our current assumptions. We intend to make a significant portion of our expected total annual distributions in respect of the Class B common stock of ESH REIT. In the event distributions in respect of the Class B common stock of ESH REIT are not sufficient to meet our expected Paired Share distributions and/or additional tax efficiency opportunities exist, expected Paired Share distributions may be completed through distributions in respect of the common stock of the Corporation using funds distributed to the Corporation in respect of the Class A common stock of ESH REIT, after allowance for tax, if any, on those funds. See “Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Distribution Policies” in our combined annual report on Form 10-K filed with the SEC on February 28, 2017 for a description of our distribution policies.
The Corporation
The Corporation’s primary source of liquidity is distribution income it receives in respect of its ownership of 100% of the Class A common stock of ESH REIT and approximately 57% of the Class B common stock of ESH REIT. Other sources of liquidity include income from the operations of the Operating Lessees, ESA Management and ESH Strategies.
In August 2016, the Corporation loaned $75.0 million to ESH REIT under an unsecured intercompany credit facility (the "Unsecured Intercompany Facility"). As of June 30, 2017, the outstanding balance under the Unsecured Intercompany Facility was $50.0 million. Subject to certain conditions, the outstanding balance under the Unsecured Intercompany Facility may be increased to up to $300.0 million. See Notes 7 and 11 to the unaudited condensed consolidated financial statements of Extended Stay America, Inc. and Notes 6 and 9 to the unaudited condensed consolidated financial statements of ESH

Hospitality, Inc., both of which are included in Item 1 in this combined quarterly report on Form 10-Q, for additional detail on the Unsecured Intercompany Facility.
The Corporation’s current liquidity requirements consist primarily of funds necessary to pay for or fund (i) hotel operating expenses, (ii) general and administrative expenses, (iii) interest expense on its 8.0% voting preferred stock outstanding, (iv) income taxes, (v) Paired Share repurchases, and (vi) Corporation distributions. The Corporation expects to fund its current liquidity requirements from a combination of cash on hand, cash flow generated from operations (including distribution income it receives in respect of its ownership of 100% of the Class A common stock of ESH REIT) and borrowings under its revolving credit facility, as needed. The Corporation’s long-term liquidity requirements will also include the repayment of any outstanding amounts under its revolving credit facility and the repayment of its 8.0% voting preferred stock outstanding, whose total par value is approximately $7.1 million. See Notes 7 and 9 to the unaudited condensed consolidated financial statements of Extended Stay America, Inc., which are included in Item 1 in this combined quarterly report on Form 10-Q, for additional detail on the Corporation’s debt obligations.
The Corporation is expected to continue to pay distributions on its common stock to meet a portion of our expected distribution rate on our Paired Shares. The Corporation's ability to pay distributions is dependent upon its results of operations, net income, liquidity, cash flows, financial condition or prospects, economic conditions, the ability to effectively execute certain tax planning strategies, compliance with applicable law, the receipt of distributions from ESH REIT in respect of the Class A common stock, level of indebtedness, capital requirements, contractual restrictions, restrictions in any existing and future debt agreements of the Corporation and ESH REIT and other factors. The payment of distributions in the future will be at the discretion of the Corporation’s Board of Directors.
From time to time, the Corporation may return additional cash to ESH REIT in order for ESH REIT to pay for or fund (i) capital expenditures (see "Liquidity and Capital Resources - ESH REIT"), (ii) outstanding debt obligations or (iii) for other corporate purposes. The Corporation may transfer cash to ESH REIT through the purchase of additional shares of Class A common stock, which would increase its ownership of ESH REIT and reduce the Company’s overall tax efficiency. Additionally, the Corporation may loan additional funds to ESH REIT under the Unsecured Intercompany Facility (whose principal amount, subject to certain conditions, may be increased to up to $300.0 million) or an additional intercompany facility, subject to the conditions contained in the 2016 ESH REIT Credit Facilities, the 2025 Notes and the Unsecured Intercompany Facility.
Based upon the current level of operations, management believes that the Corporation’s cash position, cash flow generated from operations and available borrowings under its revolving credit facility, as needed, will be adequate to meet all of the Corporation’s funding requirements and business objectives for the foreseeable future.
ESH REIT
ESH REIT’s primary source of liquidity is rental revenues derived from leases. ESH REIT’s current liquidity requirements include (i) fixed costs associated with ownership of hotel properties, including interest expense, (ii) scheduled principal payments on its outstanding indebtedness, including the repayment of any outstanding amounts under the 2016 ESH REIT Credit Facilities and the Unsecured Intercompany Facility, (iii) real estate tax expense, (iv) property insurance premium and claims expense, (v) general and administrative expenses (including administrative costs reimbursed to the Corporation), (vi) capital expenditures, including capital expenditures incurred to complete hotel renovations, repurpose and/or rebuild certain hotels, construct new hotels and acquire additional hotel properties and/or other lodging companies and (vii) the payment of distributions.
ESH REIT’s long-term liquidity requirements include funds necessary to (i) complete capital expenditures related to hotel renovations, (ii) repurpose and/or rebuild certain of ESH REIT’s existing hotel properties, (iii) build new Extended Stay America branded owned hotels, (iv) acquire additional hotel properties and/or other lodging companies, and (v) refinance (including prior to or in connection with debt maturity payments) ESH REIT’s 2016 Term Facility and ESH REIT’s 2025 Notes maturing in August 2023 and May 2025, respectively. See Note 6 to the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., which are included in Item 1 in this combined quarterly report on Form 10-Q, for additional detail on ESH REIT’s debt obligations.
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
Due to REIT distribution requirements, ESH REIT has historically not accumulated significant amounts of cash. As a result and as discussed above, we expect that ESH REIT will need to refinance all or a portion of its outstanding debt, including the 2016 ESH REIT Credit Facilities and the 2025 Notes, on or before maturity. See Note 6 to the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., which are included in Item 1 in this combined quarterly report on Form 10-Q, for additional detail on ESH REIT’s debt obligations. We cannot assure you that ESH REIT will be able to refinance any of its debt on attractive terms at or before maturity, on commercially reasonable terms or at all.
Based upon the current level of operations, management believes that ESH REIT’s cash position, cash flow generated from operations and available borrowings under its revolving credit facility and Unsecured Intercompany Facility, as needed, will be adequate to meet all of ESH REIT’s funding requirements and business objectives for the foreseeable future.
Sources and Uses of Cash – The Company
The following cash flow table and comparisons are provided for the Company:
Comparison of Six Months Ended June 30, 2017 and June 30, 2016
We had unrestricted cash and cash equivalents of approximately $56.2 million and $137.1 million at June 30, 2017 and 2016, respectively. The following table summarizes the changes in our cash and cash equivalents as a result of operating, investing and financing activities for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016	Change ($)
Cash provided by (used in):
Operating activities	$220,804	$190,220	$30,584
Investing activities	(44,670)	(212,723)	168,053
Financing activities	(204,169)	(213,655)	9,486
Effects of changes in exchange rate on cash and cash equivalents	109	23	86
Net decrease in cash and cash equivalents	$(27,926)	$(236,135)	$208,209
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled approximately $220.8 million for the six months ended June 30, 2017 compared to approximately $190.2 million for the six months ended June 30, 2016, an increase of approximately $30.6 million. Cash flows provided by operating activities were positively impacted during the six months ended June 30, 2017 by additional cash generated from improved operating performance, specifically a 2.2% increase in RevPAR and a 150 bps increase in Hotel Operating Margin, as well as a decrease in income tax payments.
Cash Flows used in Investing Activities
Cash flows used in investing activities totaled approximately $44.7 million for the six months ended June 30, 2017 compared to approximately $212.7 million for the six months ended June 30, 2016, a decrease of approximately $168.1 million. Cash flows used in investing activities decreased during the six months ended June 30, 2017 due to a decrease in restricted cash of approximately $105.8 million as a result of the repayment of ESH REIT’s 2012 Mortgage Loan in August 2016, which required substantially all hotel revenues to be deposited into cash management accounts under the control of the loan service agent. Additionally, the decrease was due to the fact that the Company received net proceeds of approximately $48.0 million related to the sale of four hotels, as well as a decrease in purchases of property and equipment of approximately $16.9 million as a result of the completion of our hotel renovation program.
Cash Flows used in Financing Activities
Cash flows used in financing activities totaled approximately $204.2 million for the six months ended June 30, 2017 compared to approximately $213.7 million million for the six months ended June 30, 2016, a decrease of approximately $9.5 million. Cash flows used in financing activities decreased mainly due to a decrease in distributions paid to Paired Shareholders of approximately $46.4 million as a result of the special cash distribution paid in January 2016, offset by an increase in net debt repayments of approximately $28.0 million.
Sources and Uses of Cash – ESH REIT
The following cash flow table and comparisons are provided for ESH REIT:
Comparison of Six Months Ended June 30, 2017 and June 30, 2016
ESH REIT had unrestricted cash and cash equivalents of approximately $5.3 million and $40.1 million at June 30, 2017 and 2016, respectively. The following table summarizes the changes in ESH REIT’s cash and cash equivalents as a result of operating, investing and financing activities for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016	Change ($)
Cash provided by (used in):
Operating activities	$203,114	$203,289	$(175)
Investing activities	(49,323)	(210,437)	161,114
Financing activities	(202,043)	(175,999)	(26,044)
Net decrease in cash and cash equivalents	$(48,252)	$(183,147)	$134,895
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled approximately $203.1 million for the six months ended June 30, 2017 compared to approximately $203.3 million for the six months ended June 30, 2016, a decrease of approximately $0.2 million. Cash flows provided by operating activities decreased due to a decrease in changes related to certain working capital accounts and an increase in cash interest expense. These decreases were partially offset by an increase related to the receipt of an additional month’s minimum rental payment during the six months ended June 30, 2017.
Cash Flows used in Investing Activities
Cash flows used in investing activities totaled approximately $49.3 million for the six months ended June 30, 2017 compared to approximately $210.4 million for the six months ended June 30, 2016, a decrease of approximately $161.1 million. Cash flows used in investing activities decreased during the six months ended June 30, 2017 due to a decrease in restricted cash of approximately $105.3 million as a result of the repayment of ESH REIT’s 2012 Mortgage Loan in August 2016, which required substantially all hotel revenues to be deposited into cash management accounts under the control of the loan service agent. Additionally, the decrease was due to the fact that ESH REIT received net proceeds of approximately $42.0 million related to the sale of four hotels, as well as a decrease in purchases of property and equipment of approximately $16.4 million as a result of the completion of ESH REIT’s hotel renovation program.
Cash Flows used in Financing Activities
Cash flows used in financing activities totaled approximately $202.0 million for the six months ended June 30, 2017 compared to approximately $176.0 million for the six months ended June 30, 2016, an increase of approximately $26.0 million. Cash flows used in financing activities increased mainly due to a decrease in net proceeds received from Extended Stay America, Inc. of approximately $95.8 million as a result of the repayment of ESH REIT’s 2012 Mortgage Loan in August 2016, which required substantially all hotel revenues to be deposited into cash management accounts under the control of the loan service agent. The increase in cash used in financing activities was also due to an increase in net debt repayments of approximately $28.0 million, partially offset by a decrease in distributions paid to holders of Class A and Class B common shares of ESH REIT of approximately $93.5 million as a result of a special cash distribution paid in January 2016.

Capital Expenditures
We maintain each of our hotels in good repair and condition and in conformity with applicable laws and regulations. The cost of all improvements and significant alterations are generally made with cash flows from operations. During the six months ended June 30, 2017 and 2016, the Company incurred capital expenditures of approximately $93.1 million and $109.9 million, respectively. These capital expenditures were primarily made as a result of our recently completed hotel renovation program, as well as other capital projects. Funding for future capital expenditures is expected to be provided primarily from cash flows generated from operations or, to the extent necessary, the Corporation or ESH REIT revolving credit facilities, including the Unsecured Intercompany Facility. In 2017, we expect to incur capital expenditures between $150.0 million and $180.0 million, including amounts spent through the first and second quarter. As part of these capital expenditures, the Company expects to purchase land and incur additional capital expenditures related to new hotel development.
Hotel Renovation Program
Since 2011, we have been performing hotel renovations and have been executing a phased capital investment program across our portfolio in order to seek to drive increases in ADR and gain incremental market share. This hotel renovation program was undertaken in phases, with the intent of completing renovations across our entire 625-hotel portfolio. The renovations generally required approximately $1.0 million in capital spend per hotel. Hotel renovations typically included remodeling of common areas, new paint, carpet, signage, tile or vinyl flooring and counters in bathrooms and kitchens, as well as the refurbishment of furniture, replacement of aged mattresses and installation of new flat screen televisions, artwork, lighting and bedspreads. As of June 30, 2017, the Company had substantially completed the current hotel renovation program for all of its 625 hotels, with total incurred costs of approximately $617.0 million.
Our next hotel renovation cycle is expected to begin in 2019, with each hotel on a seven-year renovation cycle. While management is currently assessing what future hotel renovations will entail, the next renovation cycle is not expected to include the same replacements and upgrades across the entire portfolio, but rather will be evaluated on a hotel by hotel basis in order to assess the potential return for each asset in our portfolio based on multiple market and hotel specific variables.
Our Indebtedness
As of June 30, 2017, the Company’s total indebtedness was approximately $2.5 billion, net of unamortized deferred financing costs and debt discounts, including approximately $7.1 million of Corporation mandatorily redeemable preferred stock. ESH REIT's total indebtedness at June 30, 2017 was approximately $2.6 billion, net of unamortized deferred financing costs and debt discounts, including $50.0 million outstanding under the Unsecured Intercompany Facility. For a detailed discussion of our indebtedness, see Notes 7 and 9 to the unaudited condensed consolidated financial statements of Extended Stay America, Inc. and Note 6 to the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 1 in this combined quarterly report on Form 10-Q.
Off-Balance Sheet Arrangements
Neither the Corporation nor ESH REIT have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. See Note 12 to the unaudited condensed consolidated financial statements of Extended Stay America, Inc. and Note 10 to the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 1 in this combined quarterly report on Form 10-Q, for additional information with respect to commitments and contingencies, including lease obligations.
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
The Corporation
As of June 30, 2017, the Corporation had minimal exposure to market risk from changes in interest rates because it had no variable rate debt as there were no outstanding amounts drawn on the Corporation revolving credit facility. The Corporation's exposure to market risk from changes in interest rates may increase in future periods should the Corporation incur variable rate debt, including draws on the Corporation's revolving credit facility. The Corporation has minimal exposure to market risk from changes in foreign currency exchange rates due to the sale of the three Extended Stay Canada-branded hotels in May 2017, for which the Corporation is party to management agreements that are expected to terminate on or before December 31, 2017.
ESH REIT
As of June 30, 2017, approximately $1.3 billion of ESH REIT’s outstanding debt of approximately $2.6 billion, net of unamortized deferred financing costs and debt discounts, had a variable interest rate. ESH REIT is a counterparty to an interest rate swap at a fixed rate of 1.175%. The notional amount of the interest rate swap as of June 30, 2017 was $450.0 million, which reduces by $50.0 million every six months until the swap matures in September 2021. The remaining outstanding variable rate debt of approximately $840.3 million, which is not subject to the interest rate swap, remains subject to interest rate risk. If market rates of interest were to fluctuate by 1.0%, interest expense would increase or decrease by approximately $8.4 million annually, assuming that the net amount of ESH REIT’s variable interest rate debt remains at approximately $840.3 million.
As noted in Note 4 to the unaudited condensed consolidated financial statements of ESH REIT, which are included in Item 1 in this combined quarterly report on Form 10-Q, ESH REIT sold its three Extended Stay Canada-branded hotels during the six months ended June 30, 2017. ESH REIT has minimal exposure to market risk from changes in foreign currency exchange rates due to the fact that its only remaining Canadian currency-based assets and liabilities relate to residual working capital. A fluctuation of 1% in the exchange rate between the U.S. dollar and the Canadian dollar would result in foreign currency transaction gain or loss of approximately $0.2 million.

Item 4. Controls and Procedures
Controls and Procedures (Extended Stay America, Inc.)
Disclosure Controls and Procedures
As of June 30, 2017, Extended Stay America, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of Extended Stay America, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of Extended Stay America, Inc. concluded that the disclosure controls and procedures of Extended Stay America, Inc. were effective to ensure that information required to be disclosed in the reports that Extended Stay America, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of Extended Stay America, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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

Controls and Procedures (ESH Hospitality, Inc.)
Disclosure Controls and Procedures
As of June 30, 2017, ESH Hospitality, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of ESH Hospitality, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of ESH Hospitality, Inc. concluded that the disclosure controls and procedures of ESH Hospitality, Inc. were effective to ensure that information required to be disclosed in the reports that ESH Hospitality, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of ESH Hospitality, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuers and Affiliated Purchasers
Paired Share Repurchase Program
The following table sets forth all purchases made by or on behalf of the Corporation and ESH REIT or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of Paired Shares during each month in the second quarter of 2017.

Period	Total number of Paired Shares purchased (1)		Average price paid per Paired Share (2)	Total number of Paired Shares purchased as part of publicly announced program (1)		Maximum dollar value that may yet be purchased under the program(3)
April 1 - April 30, 2017	202,249		$16.37	202,249		$133,691,326
May 1 - May 31, 2017	874,033	(4)	$17.31	874,033	(4)	$118,561,815
June 1 - June 30, 2017	700,230	(4)	$17.72	700,230	(4)	$106,153,739
Total	1,776,512		$17.36	1,776,512		$106,153,739
_________________________________

(1)	Represents an equal number of Corporation common shares and ESH REIT Class B common shares, which were paired together on a one-for-one basis to form Paired Shares.

(2)
In the aggregate, the Corporation and ESH REIT paid approximately $19.7 million and $11.2 million, respectively, for their respective portion of the Paired Shares that were repurchased and retired during the three months ended June 30, 2017.

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

(4)
In the second quarter of 2017, the Corporation and ESH REIT repurchased and retired their respective portion of 1.3 million Paired Shares from the Former Sponsors for an average price per Paired Share of $17.31. These Paired Shares were purchased in conjunction with secondary offerings consummated in the second quarter of 2017 and pursuant to, and counted toward, the combined Paired Share repurchase program.

Subsequent to June 30, 2017, the Corporation and ESH REIT repurchased and retired their respective portion of approximately 0.2 million additional Paired Shares for approximately $3.1 million. Approximately $103.2 million is remaining under the Paired Share repurchase program as of July 31, 2017.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description
10.1
Share Repurchase Agreement, dated April 26, 2017, by and among Extended Stay America, Inc., ESH Hospitality, Inc. and each of the entities identified on Schedule 1 thereto (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed April 28, 2017, and incorporated herein by reference).

10.2
Partial Termination Side Letter, dated as of May 16, 2017, of that certain (i) Amended and Restated Lease Agreement, dated August 30, 2016, between ESA P Portfolio L.L.C., ESA P Portfolio MD Trust, and ESH/TN Properties LLC, individually and collectively as Landlord, and ESA P Portfolio Operating Lessee LLC, as Tenant, as amended by that certain First Amendment to Amended and Restated Lease Agreement, dated January 6, 2017, and (ii) Amended and Restated Management Agreement, between Tenant and ESA Management, LLC, as Manager, dated as of August 30, 2016.

10.3
Share Repurchase Agreement, dated May 29, 2017, by and among Extended Stay America, Inc., ESH Hospitality, Inc. and each of the entities identified on Schedule 1 thereto (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed May 31, 2017, and incorporated herein by reference).

10.4
Preferred Stock Repurchase Agreement, dated June 15, 2017, by and among Extended Stay America, Inc. and each of the entities identified on Schedule 1 thereto (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed June 15, 2017, and incorporated herein by reference).

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

EXTENDED STAY AMERICA, INC.

Date: August 1, 2017	By:	/s/ Gerardo I. Lopez
Gerardo I. Lopez
President and Chief Executive Officer

Date: August 1, 2017	By:	/s/ Jonathan S. Halkyard
Jonathan S. Halkyard
Chief Financial Officer

ESH HOSPITALITY, INC.

Date: August 1, 2017	By:	/s/ Gerardo I. Lopez
Gerardo I. Lopez
President and Chief Executive Officer

Date: August 1, 2017	By:	/s/ Jonathan S. Halkyard
Jonathan S. Halkyard
Chief Financial Officer