Form 10-Q
period 2017-09-30
Extended Stay America, Inc.; ESH Hospitality, Inc.
filed 2017-11-07
CIK 1581164, 1507563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
192,293,933 shares of common stock, par value $0.01 per share, of Extended Stay America, Inc., which are attached to and traded together with 192,293,933 shares of Class B common stock, par value $0.01 per share, of ESH Hospitality, Inc., and 250,493,583 shares of Class A common stock, par value $0.01 per share, of ESH Hospitality, Inc., were all outstanding as of November 3, 2017.

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

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $1,094,064 and $973,669	$3,790,365	$3,905,304
CASH AND CASH EQUIVALENTS	116,660	84,158
RESTRICTED CASH	21,370	21,614
INTANGIBLE ASSETS - Net of accumulated amortization of $9,355 and $8,350	27,378	28,383
GOODWILL	48,910	53,531
ACCOUNTS RECEIVABLE - Net of allowance for doubtful accounts of $2,598 and $2,634	27,418	20,837
DEFERRED TAX ASSETS	11,913	16,376
OTHER ASSETS	67,140	50,101
TOTAL ASSETS	$4,111,154	$4,180,304
LIABILITIES AND EQUITY
LIABILITIES:
Term loan facilities payable - Net of unamortized deferred financing costs and debt discount of $19,520 and $21,994	$1,267,504	$1,274,756
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $31,379 and $34,482	1,268,621	1,265,518
Revolving credit facilities	—	45,000
Mandatorily redeemable preferred stock - $0.01 par value, $1,000 redemption value, 8.0%, 350,000,000 shares authorized, 7,133 and 21,202 shares issued and outstanding	7,133	21,202
Accounts payable and accrued liabilities	219,481	193,303
Deferred tax liabilities	—	3,286
Total liabilities	2,762,739	2,803,065
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY:
Common stock - $0.01 par value, 3,500,000,000 shares authorized, 192,293,933 and 195,406,944 shares issued and outstanding	1,923	1,957
Additional paid in capital	770,314	774,811
Retained earnings	80,038	23,679
Accumulated other comprehensive income (loss)	1,980	(5,615)
Total Extended Stay America, Inc. shareholders’ equity	854,255	794,832
Noncontrolling interests	494,160	582,407
Total equity	1,348,415	1,377,239
TOTAL LIABILITIES AND EQUITY	$4,111,154	$4,180,304
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES:
Room revenues	$345,089	$349,076	$963,505	$960,046
Other hotel revenues	5,777	5,445	16,715	14,822
Total revenues	350,866	354,521	980,220	974,868
OPERATING EXPENSES:
Hotel operating expenses	152,155	149,860	442,726	444,498
General and administrative expenses	23,823	24,612	75,560	73,552
Depreciation and amortization	57,314	55,955	172,789	164,274
Impairment of long-lived assets	—	2,756	20,357	2,756
Total operating expenses	233,292	233,183	711,432	685,080
LOSS ON SALE OF HOTEL PROPERTIES (Note 4)	—	—	(1,897)	—
OTHER INCOME	344	2	2,400	20
INCOME FROM OPERATIONS	117,918	121,340	269,291	289,808
OTHER NON-OPERATING INCOME	(278)	(305)	(426)	(1,069)
INTEREST EXPENSE, NET	31,651	48,713	96,958	131,462
INCOME BEFORE INCOME TAX EXPENSE	86,545	72,932	172,759	159,415
INCOME TAX EXPENSE	20,295	15,867	40,721	26,211
NET INCOME	66,250	57,065	132,038	133,204
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(12,374)	(10,509)	(3,286)	(8,873)
NET INCOME ATTRIBUTABLE TO EXTENDED STAY AMERICA, INC. COMMON SHAREHOLDERS	$53,876	$46,556	$128,752	$124,331
NET INCOME PER EXTENDED STAY AMERICA, INC. COMMON SHARE:
Basic	$0.28	$0.23	$0.67	$0.62
Diluted	$0.28	$0.23	$0.66	$0.61
WEIGHTED-AVERAGE EXTENDED STAY AMERICA, INC. COMMON SHARES OUTSTANDING:
Basic	192,357	200,556	193,399	202,156
Diluted	193,331	200,696	194,001	202,252
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
NET INCOME	$66,250	$57,065	$132,038	$133,204
OTHER COMPREHENSIVE INCOME, NET OF TAX:
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS:
FOREIGN CURRENCY TRANSLATION GAIN (LOSS), NET OF TAX OF $0, $(274), $(125) and $550	65	(841)	470	1,831
RECLASSIFICATION ADJUSTMENT - SALE OF CANADIAN HOTEL PROPERTIES, NET OF TAX OF $0, $0, $(3,599) AND $0	—	—	10,913	—
TOTAL FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	65	(841)	11,383	1,831

DERIVATIVE ADJUSTMENTS:
INTEREST RATE CASH FLOW HEDGE LOSS, NET OF TAX OF $25, $(123), $57 and $(123)	(16)	(446)	(509)	(446)
RECLASSIFICATION ADJUSTMENT - AMOUNTS RECLASSIFIED TO NET INCOME, NET OF TAX OF $0	103	—	706	—
TOTAL DERIVATIVE ADJUSTMENTS	87	(446)	197	(446)

COMPREHENSIVE INCOME	66,402	55,778	143,618	134,589
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(12,423)	(9,857)	(7,271)	(9,575)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EXTENDED STAY AMERICA, INC. COMMON SHAREHOLDERS	$53,979	$45,921	$136,347	$125,014
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(In thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Extended Stay America, Inc. Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount
January 1, 2016	204,594	$2,049	$784,194	$102,184	$(8,754)	$879,673	$608,684	$1,488,357
Net income	—	—	—	124,331	—	124,331	8,873	133,204
Foreign currency translation, net of tax	—	—	—	—	876	876	955	1,831
Interest rate cash flow hedge loss, net of tax	—	—	—	—	(193)	(193)	(253)	(446)
Issuance of common stock	4	—	6	—	—	6	—	6
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(4,622)	(46)	—	(42,602)	—	(42,648)	(26,952)	(69,600)
Corporation common distributions - $0.15 per common share	—	—	—	(30,430)	—	(30,430)	—	(30,430)
ESH REIT common distributions - $0.40 per Class B common share	—	—	—	—	—	—	(81,623)	(81,623)
ESH REIT preferred distributions	—	—	—	—	—	—	(12)	(12)
Adjustment to noncontrolling interest for change in ownership of ESH REIT	—	—	(6,090)	—	—	(6,090)	6,090	—
Equity-based compensation	224	2	2,893	—	—	2,895	3,511	6,406
BALANCE - September 30, 2016	200,200	$2,005	$781,003	$153,483	$(8,071)	$928,420	$519,273	$1,447,693

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Extended Stay America, Inc. Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE - January 1, 2017	195,407	$1,957	$774,811	$23,679	$(5,615)	$794,832	$582,407	$1,377,239
Net income	—	—	—	128,752	—	128,752	3,286	132,038
Foreign currency translation, net of tax	—	—	—	—	7,507	7,507	3,876	11,383
Interest rate cash flow hedge gain, net of tax	—	—	—	—	88	88	109	197
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(3,430)	(37)	—	(37,253)	—	(37,290)	(21,491)	(58,781)
Corporation common distributions - $0.18 per common share	—	—	—	(35,140)	—	(35,140)	—	(35,140)
ESH REIT common distributions - $0.43 per Class B common share	—	—	—	—	—	—	(83,975)	(83,975)
ESH REIT preferred distributions	—	—	—	—	—	—	(12)	(12)
Adjustment to noncontrolling interest for change in ownership of ESH REIT	—	—	(6,627)	—	—	(6,627)	6,627	—
Equity-based compensation	317	3	2,130	—	—	2,133	3,333	5,466
BALANCE - September 30, 2017	192,294	$1,923	$770,314	$80,038	$1,980	$854,255	$494,160	$1,348,415
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$132,038	$133,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	171,784	163,269
Amortization of intangible assets	1,005	1,005
Foreign currency transaction gain	(782)	(1,069)
Loss on interest rate swap	709	—
Amortization and write-off of deferred financing costs and debt discount	6,072	29,012
Amortization of above-market ground leases	(102)	(102)
Loss on disposal of property and equipment	8,065	7,255
Loss on sale of hotel properties	1,897	—
Impairment of long-lived assets	20,357	2,756
Equity-based compensation	9,049	8,635
Deferred income tax benefit	(2,602)	(28,782)
Changes in assets and liabilities:
Accounts receivable, net	(6,754)	(9,137)
Other assets	(4,212)	1,442
Accounts payable and accrued liabilities	32,895	28,502
Net cash provided by operating activities	369,419	335,990
INVESTING ACTIVITIES:
Purchases of property and equipment	(132,875)	(166,454)
Proceeds from sale of hotel properties	47,952	—
Decrease in restricted cash and insurance collateral	244	62,945
Proceeds from insurance and related recoveries	471	2,716
Net cash used in investing activities	(84,208)	(100,793)
FINANCING ACTIVITIES:
Principal payments on mortgage loan	—	(1,931,157)
Proceeds from term loan facilities, net of debt discount	—	1,293,500
Principal payments on term loan facilities	(12,976)	(366,463)
Proceeds from senior notes, net of debt discount	—	788,000
Proceeds from revolving credit facilities	105,000	50,000
Payments on revolving credit facilities	(150,000)	(25,000)
Payments of deferred financing costs	—	(33,060)
Tax withholdings related to restricted stock unit settlements	(3,548)	(2,229)
Issuance of common stock	—	6
Repurchase of common stock	(58,781)	(69,600)
Repurchase of Corporation mandatorily redeemable preferred stock	(14,069)	—
Corporation common distributions	(34,978)	(42,508)
ESH REIT common distributions	(83,616)	(120,116)
ESH REIT preferred distributions	(16)	(8)
Net cash used in financing activities	(252,984)	(458,635)
CHANGES IN CASH AND CASH EQUIVALENTS DUE TO CHANGES IN FOREIGN CURRENCY EXCHANGE RATES	275	34
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,502	(223,404)
CASH AND CASH EQUIVALENTS - Beginning of period	84,158	373,239
CASH AND CASH EQUIVALENTS - End of period	$116,660	$149,835
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties	$77,346	$74,134
Cash payments for income taxes, net of refunds of $403 and $1,068	$37,192	$61,581
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable and accrued liabilities	$17,132	$20,600
Deferred financing costs included in accounts payable and accrued liabilities	$—	$1,146
Proceeds from sale of hotel properties included in other assets	$12,675	$—
Corporation common distributions included in accounts payable and accrued liabilities	$721	$327
ESH REIT common distributions included in accounts payable and accrued liabilities	$1,623	$1,241
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016 AND FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2017 AND 2016
(Unaudited)

1.	BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION
Extended Stay America, Inc. (the “Corporation”) was incorporated in the state of Delaware on July 8, 2013. ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. On November 18, 2013, the Corporation and ESH REIT completed an initial public offering of 32.5 million Paired Shares. A "Paired Share" consists of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. The Corporation owns, and is expected to continue to own, all of the issued and outstanding Class A common stock of ESH REIT, which, as of September 30, 2017, represents approximately 57% of the outstanding common stock of ESH REIT. Due to its controlling interest in ESH REIT, the Corporation consolidates the financial position, results of operations, comprehensive income and cash flows of ESH REIT. The term, “the Company,” as used herein refers to the Corporation and its consolidated subsidiaries, including ESH REIT.
As of September 30, 2017, the Company owned and operated 625 hotel properties in 44 U.S. states, consisting of approximately 68,800 rooms. As of December 31, 2016, the Company owned and operated 626 hotel properties in 44 U.S. states, consisting of approximately 68,900 rooms, and three hotels in Canada, consisting of 500 rooms. The hotel properties are owned by wholly-owned subsidiaries of ESH REIT and are operated by wholly-owned subsidiaries of the Corporation (the “Operating Lessees”) pursuant to leases between ESH REIT and the Operating Lessees. The hotels are managed by ESA Management LLC (“ESA Management”), a wholly-owned subsidiary of the Corporation. The hotels are operated under the core brand, Extended Stay America. The Extended Stay America brand is owned by ESH Hospitality Strategies LLC (“ESH Strategies”), also a wholly-owned subsidiary of the Corporation.
As of September 30, 2017, the Corporation had approximately 192.3 million shares of common stock outstanding, approximately 99.3% of which were owned by the public and approximately 0.7% of which were owned by senior management and certain directors. As of September 30, 2017, ESH REIT’s common equity consisted of the following: (i) approximately 250.5 million shares of Class A common stock outstanding (approximately 57% of its common equity), all of which were owned by the Corporation, and (ii) approximately 192.3 million shares of Class B common stock outstanding (approximately 43% of its common equity), approximately 99.3% of which were owned by the public and approximately 0.7% of which were owned by senior management and directors.

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
2017 Secondary Offerings
In March, May and June 2017, certain selling stockholders (the "Selling Stockholders") sold 25.0 million, 30.0 million and 25.0 million Paired Shares, respectively, pursuant to an automatic shelf registration statement as part of secondary offerings. In conjunction with these secondary offerings, the Corporation and ESH REIT repurchased and retired, in the aggregate, approximately 2.0 million Paired Shares for approximately $21.4 million and $12.2 million, respectively (see Note 11). The Selling Stockholders consisted solely of entities affiliated with the Former Sponsors and did not include officers or directors of the Corporation or ESH REIT. Neither the Corporation nor ESH REIT sold Paired Shares in the secondary offerings and neither received proceeds from the secondary offerings. The Corporation and ESH REIT incurred professional fees in connection with the secondary offerings totaling approximately $0.1 million and $1.1 million for the three and nine months ended September 30, 2017, respectively.

After giving effect to the June 2017 secondary offering, funds or affiliates of Paulson & Co. Inc. own approximately 1.8 million Paired Shares, while funds or affiliates of Centerbridge Partners, L.P. and The Blackstone Group L.P. no longer own any Paired Shares.
Paired Share Repurchase Program
In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program for up to $100 million of Paired Shares. In February 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $100 million to up to $200 million of Paired Shares. In December 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $200 million to up to $300 million of Paired Shares and extended the maturity of the program through December 31, 2017, each effective January 1, 2017. Repurchases may be made at management's discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice. As of September 30, 2017, the Corporation and ESH REIT had repurchased and retired approximately 12.8 million Paired Shares for approximately $123.5 million and $75.2 million, respectively, of which 5.8 million Paired Shares were repurchased and retired from entities affiliated with the Former Sponsors.
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
The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of September 30, 2017, the results of the Company’s operations and comprehensive income for the three and nine months ended September 30, 2017 and 2016 and changes in equity and cash flows for the nine months ended September 30, 2017 and 2016. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations, including the impact of hotel renovations.
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
Management assesses the performance of long-lived assets for potential impairment quarterly, as well as when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by a comparison of the carrying amount of a hotel property to the estimated future undiscounted cash flows expected to be generated by each hotel property. Impairment is recognized when estimated future undiscounted cash flows, including proceeds from disposition, are less than the carrying value of each hotel property. To the extent that a hotel property is impaired, the excess carrying amount over its estimated fair value is recognized as an impairment charge and reduces income from operations. Fair value is determined based upon the discounted cash flows of the hotel property, quoted market prices or independent appraisals, as considered necessary. The Company recognized no impairment charges related to property and equipment for the three months ended September 30, 2017 and recognized approximately $20.4 million of impairment charges for the nine months ended September 30, 2017 (see Note 5). The Company recognized an impairment charge of approximately $2.8 million for each of the three and nine months ended September 30, 2016 (see Note 5). The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, an impairment charge to further reduce the carrying value of a hotel property could occur in a future period in which conditions change.
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
Statement of Cash Flows—In August and November 2016, the FASB issued accounting standards updates which provide additional clarity on the classification of specific events on the statement of cash flows. These events include debt prepayment and extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, distributions received from equity method investees, and beneficial interests in securitization transactions. These updates also require amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. These updates are effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, with early adoption permitted and should be applied using a retrospective transition method to each period presented. The adoption of these updates will require cash outflows related to debt prepayment and extinguishment costs to be classified as financing activities. For the nine months ended September 30, 2017 and 2016, debt prepayment and extinguishment costs included within net cash provided by operating activities totaled approximately $1.2 million and $3.9 million, respectively. Additionally, the effect of the adoption of these updates on the Company's consolidated statements of cash flows will be to include restricted cash in the beginning and end of period balances of cash, restricted cash and cash equivalents. The change in restricted cash is currently included in investing activities in the consolidated statements of cash flows.
Compensation—Stock Compensation—In March 2016, the FASB issued an accounting standards update which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, and certain classifications on the statement of cash flows. The Company adopted this update on January 1, 2017 using a prospective transition method. The adoption of this update did not have a material effect on the Company’s unaudited condensed consolidated financial statements.
In May 2017, the FASB issued an accounting standards update that provides guidance about which changes to the terms or conditions of a share-based payment award requires an entity to apply modification accounting. This update will be effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted and should be applied prospectively to awards modified on or after the adoption date. The Company does not expect the adoption of this update to have a material effect on the Company’s unaudited condensed consolidated financial statements.

Derivatives and Hedging—In August 2017, the FASB issued an accounting standards update which changes the designation and measurement guidance for qualifying hedging relationships and the presentation of hedging results. This update expands and refines hedge accounting and aligns recognition and presentation of its effects within the financial statements. This update is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and will require a cumulative-effect adjustment to the balance of retained earnings as of the beginning of the fiscal year that an entity adopts this update. The Company is currently assessing the impact the adoption of the update will have on its consolidated financial statements. Expected impacts include, on a prospective basis, the elimination of hedge ineffectiveness related to designated interest rate swaps, the presentation of all interest rate hedge related items that impact earnings in the interest expense line item in the consolidated statement of operations and an election to perform qualitative assessments of hedge effectiveness.
In March 2016, the FASB issued an accounting standards update to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts and to clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The Company adopted this update on January 1, 2017. The adoption of this update did not have a material effect on the Company’s unaudited condensed consolidated financial statements.
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
As of September 30, 2017, using its incremental borrowing rate with respect to the future minimum lease payments under its operating leases (ground leases and corporate office lease), the Company has preliminarily estimated that the lease liability would have been between approximately $15.0 million and $19.0 million and the right of use asset would have been between approximately $7.0 million and $11.0 million, which includes adjustments for accrued lease payments, above market lease liabilities and lease incentives.
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
The Company will adopt the standard on January 1, 2018 using the modified retrospective transition method. The Company does not expect the standard to impact the amount or timing of revenue recognition from owned and managed hotels, which, other than sales of real estate, represents its sole revenue stream through September 30, 2017. The Company has generally not had continuing involvement with hotels it has sold and control of sold assets has transferred to their respective buyers at closing with no contingencies. Accordingly, the Company does not expect the standard to impact the amount or timing of revenue (or gain/loss) recognition related to sales of real estate. The Company expects that upon adoption, the notes to its consolidated financial statements will include enhanced revenue-related disclosures. Additional disclosures are expected to include disaggregated revenue categories that highlight the nature of revenues impacted by specific economic factors, future performance obligations, such as future room reservations, and judgments or changes in judgments used in applying the new standard.

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
The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income available to Extended Stay America, Inc. common shareholders - basic	$53,876	$46,556	$128,752	$124,331
Income attributable to noncontrolling interests assuming conversion	(37)	(4)	(60)	(4)
Net income available to Extended Stay America, Inc. common shareholders - diluted	$53,839	$46,552	$128,692	$124,327
Denominator:
Weighted average number of Extended Stay America, Inc. common shares outstanding - basic	192,357	200,556	193,399	202,156
Dilutive securities	974	140	602	96
Weighted average number of Extended Stay America, Inc. common shares outstanding - diluted	193,331	200,696	194,001	202,252
Net income per Extended Stay America, Inc. common share - basic	$0.28	$0.23	$0.67	$0.62
Net income per Extended Stay America, Inc. common share - diluted	$0.28	$0.23	$0.66	$0.61

4.	HOTEL DISPOSITIONS
On May 1, 2017, the Company sold its three Extended Stay Canada-branded hotels for gross proceeds of 76.0 million Canadian dollars, or approximately $55.3 million. The carrying value of the hotels, including net working capital and allocable goodwill, net of an impairment charge recorded during the three months ended March 31, 2017, was approximately 56.7 million Canadian dollars, or approximately $41.2 million, resulting in a gain on sale of approximately 17.3 million Canadian dollars, or approximately $12.6 million, prior to the evaluation of existing accumulated foreign currency translation loss. Due to the fact that the Company's Canadian subsidiaries liquidated 100% of their assets, approximately $14.5 million of accumulated foreign currency translation loss was recognized in the unaudited condensed consolidated statement of operations during the nine months ended September 30, 2017. This charge more than fully offset the Canadian subsidiaries' gain on sale, which resulted in a loss on sale of the Canadian hotels of approximately $1.9 million, net of closing costs and adjustments, which is reported in loss on sale of hotel properties during the nine months ended September 30, 2017 in the accompanying unaudited condensed consolidated statement of operations.
On May 16, 2017, the Company sold one U.S.-based hotel for gross proceeds of $5.4 million. The carrying value of this hotel, including net working capital and allocable goodwill, net of an impairment charge recorded during 2016, was approximately $5.1 million, resulting in no gain or loss on sale, net of closing costs and adjustments.
During the three and nine months ended September 30, 2017 and 2016, the four disposed hotel properties contributed total room and other hotel revenues, total operating expenses and income (loss) before income tax expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017		2016
Total room and other hotel revenues	$—	$3,925	$2,940		$9,975
Total operating expenses	—	2,746	15,452	(1)	7,925
Income (loss) before income tax expense	—	931	(12,199)	(1)	1,997
_________________________________

(1)	Includes impairment charge recorded during the three months ended March 31, 2017 of approximately $12.4 million related to the three Canadian hotels that were sold.

5.	PROPERTY AND EQUIPMENT
Net investment in property and equipment as of September 30, 2017 and December 31, 2016, consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Hotel properties:
Land and site improvements	$1,288,376	$1,303,752
Building and improvements	2,922,672	2,940,615
Furniture, fixtures and equipment	650,547	612,855
Total hotel properties	4,861,595	4,857,222
Corporate furniture, fixtures, equipment, software and other	21,159	20,076
Undeveloped land parcel	1,675	1,675
Total cost	4,884,429	4,878,973
Less accumulated depreciation:
Hotel properties	(1,080,539)	(962,400)
Corporate furniture, fixtures, equipment, software and other	(13,525)	(11,269)
Total accumulated depreciation	(1,094,064)	(973,669)
Property and equipment - net	$3,790,365	$3,905,304
During the three and nine months ended September 30, 2017 and 2016, the Company, using Level 3 unobservable inputs, assessed property and equipment for potential impairment. The Company recognized no impairment charges related to property and equipment for the three months ended September 30, 2017 and recognized approximately $20.4 million of impairment charges for the nine months ended September 30, 2017. The Company recognized an impairment charge of approximately $2.8 million for each of the three and nine months ended September 30, 2016.
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

6.	INTANGIBLE ASSETS AND GOODWILL
The Company’s intangible assets and goodwill as of September 30, 2017 and December 31, 2016, consist of the following (dollars in thousands):

	September 30, 2017
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—customer relationships	20 years	$26,800	$(9,355)	$17,445
Indefinite-lived intangible assets—trademarks		9,933	—	9,933
Total intangible assets		36,733	(9,355)	27,378
Goodwill		48,910	—	48,910
Total intangible assets and goodwill		$85,643	$(9,355)	$76,288

	December 31, 2016
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—customer relationships	20 years	$26,800	$(8,350)	$18,450
Indefinite-lived intangible assets—trademarks		9,933	—	9,933
Total intangible assets		36,733	(8,350)	28,383
Goodwill		53,531	—	53,531
Total intangible assets and goodwill		$90,264	$(8,350)	$81,914
In conjunction with the sale of four hotels in May 2017, the Company wrote off approximately $4.6 million of goodwill, which is included in loss on sale of hotel properties in the accompanying unaudited consolidated statement of operations for the nine months ended September 30, 2017.
The remaining weighted-average amortization period for definite-lived intangible assets is approximately 13.0 years as of September 30, 2017. Estimated future amortization expense for definite-lived intangible assets is as follows (in thousands):

Years Ending December 31,
Remainder of 2017	$335
2018	1,340
2019	1,340
2020	1,340
2021	1,340
Thereafter	11,750
Total	$17,445

7.	DEBT
Summary - The Company’s outstanding debt, net of unamortized debt discount, and unamortized deferred financing costs as of September 30, 2017 and December 31, 2016, consists of the following (dollars in thousands):

	Stated Amount(1)		Carrying Amount			Unamortized Deferred Financing Costs					Interest Rate
Loan			September 30, 2017		December 31, 2016	September 30, 2017		December 31, 2016		Stated Interest Rate	September 30, 2017		December 31, 2016	Maturity Date
Term loan facilities
ESH REIT 2016 Term Facility	$1,300,000	(2)	$1,281,530	(3)	$1,290,560	$14,026		$15,804		LIBOR(4) + 2.50%(5)	3.71%	(5)	3.75%	8/30/2023	(7)
Senior notes
ESH REIT 2025 Notes	1,300,000		1,290,027	(6)	1,289,041	21,406		23,523		5.25%	5.25%		5.25%	5/1/2025
Revolving credit facilities (8)
ESH REIT 2016 Revolving Credit Facility	350,000		—		45,000	2,157	(8)	2,570	(8)	LIBOR + 2.75%	N/A		3.33%	8/30/2021
Corporation 2016 Revolving Credit Facility	50,000		—		—	429	(8)	511	(8)	LIBOR + 3.00%	N/A		N/A	8/30/2021
Unsecured Intercompany Facility
Unsecured Intercompany Facility	75,000	(9)	—		—	—		—		5.00%	5.00%		5.00%	8/30/2023
Total			$2,571,557		$2,624,601	$38,018		$42,408
_________________________________

(1)	Amortization is interest only, except for the 2016 Term Facility (as defined below) which amortizes in equal quarterly installments of $3.24 million. See (7) below.

(2)
ESH REIT is able to increase its borrowings under the 2016 ESH REIT Credit Facilities (as defined below) by an amount of up to $600.0 million, plus additional amounts, in each case subject to certain conditions.

(3)	The 2016 Term Facility is presented net of an unamortized debt discount of approximately $5.5 million and $6.2 million as of September 30, 2017 and December 31, 2016, respectively.

(4)	As of December 31, 2016, the stated interest rate of the 2016 Term Facility was LIBOR + 3.00% and included a LIBOR floor of 0.75%.

(5)	$400.0 million of the 2016 Term Facility is subject to an interest rate swap at a fixed rate of 1.175% (see Note 8).

(6)	The 2025 Notes (as defined below) are presented net of an unamortized debt discount of approximately $10.0 million and $11.0 million as of September 30, 2017 and December 31, 2016, respectively.

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

(9)
As of September 30, 2017, the outstanding balance owed from ESH REIT to the Corporation under the Unsecured Intercompany Facility was $50.0 million. ESH REIT is able to increase its borrowings under the Unsecured Intercompany Facility to an amount of up to $300.0 million, plus additional amounts, in each case subject to certain conditions. The outstanding debt balance and interest expense owed from ESH REIT to the Corporation related to the Unsecured Intercompany Facility eliminate in consolidation.

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

The 2016 ESH REIT Credit Facilities contain a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends and distributions, make certain investments and other restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, sell assets or merge, consolidate or transfer all or substantially all of their assets. The 2016 ESH REIT Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases and management agreements. If an event of default occurs, the administrative agent is entitled to take various actions, including the acceleration of amounts due under the 2016 ESH REIT Credit Facilities and additional actions that a secured creditor is permitted to take following a default. As of September 30, 2017, ESH REIT was in compliance with all covenants under the 2016 ESH REIT Credit Facilities.
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

In addition to paying interest on outstanding principal, ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the amount outstanding under the facility. ESH REIT is also required to pay customary letter of credit fees and agency fees. As of September 30, 2017, ESH REIT had no letters of credit outstanding under the facility, an outstanding balance of $0 and available borrowing capacity of $350.0 million.

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
The Indenture contains a number of customary covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, create certain liens, pay dividends or distributions, make certain investments and other restricted payments, enter into affiliate transactions, sell assets or merge, consolidate or transfer all or substantially all of their assets. The Indenture also contains certain customary events of default, including, but not limited to, cross-defaults to certain other indebtedness. If an event of default occurs, the holders of the Notes and the Trustee are entitled to take various actions, including declaring the 2025 Notes immediately due and payable. As of September 30, 2017, ESH REIT was in compliance with all covenants set forth in the Indenture.
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
In addition to paying interest on outstanding principal, the Corporation incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the amount outstanding under the facility. The Corporation is also required to pay customary letter of credit fees and agency fees. As of September 30, 2017, the Corporation had one letter of credit outstanding under this facility of $0.7 million, an outstanding balance drawn of $0 and borrowing capacity available of $49.3 million.
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

The 2016 Corporation Revolving Credit Facility contains a number of restrictive covenants that, among other things and subject to certain exceptions, limit the Corporation’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends or distributions, make certain restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, merge, consolidate or transfer all or substantially all of its assets. The 2016 Corporation Revolving Credit Facility also contains certain customary affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases. If an event of default occurs, the administrative agent is entitled to take various actions, including the acceleration of amounts due under the facility and additional actions that a secured creditor is permitted to take following a default. As of September 30, 2017, the Corporation was in compliance with all covenants under the 2016 Corporation Revolving Credit Facility.
Unsecured Intercompany Facility
On August 30, 2016, ESH REIT, as borrower, and the Corporation, as lender, entered into an unsecured intercompany credit facility (the "Unsecured Intercompany Facility"). As of September 30, 2017, the amount outstanding under the facility totaled $50.0 million. Subject to certain conditions, the principal amount of the Unsecured Intercompany Facility may be increased up to an amount that shall not exceed the greater of (i) $300.0 million and (ii) an unlimited amount so long as the incremental loan-to-value ratio, determined on a pro-forma basis as of the last day of the most recently ended test period, as if any incremental loans available under such incremental commitments had been outstanding on the last day of such period, and, in each case, without netting the cash proceeds of any such incremental loans, does not exceed 5.0%. Loans under the facility bear interest at 5.00% per annum. There is no scheduled amortization under the facility and the facility matures on August 30, 2023. ESH REIT has the option to voluntarily prepay outstanding loans at any time upon one business day’s prior written notice.

The Unsecured Intercompany Facility contains a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends or distributions, make certain investments and other restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, sell assets or merge, consolidate or transfer all or substantially all of their assets. The facility contains certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases and management agreements. If an event of default occurs, the Corporation is entitled to take various actions, including the acceleration of amounts due under the facility and all other actions that a creditor is permitted to take following a default. As of September 30, 2017, ESH REIT was in compliance with all covenants under the Unsecured Intercompany Facility.
Future Maturities of Debt—The future maturities of debt as of September 30, 2017, are as follows (in thousands):

Years Ending December 31,
Remainder of 2017	$3,242
2018	12,968	(1)
2019	12,968	(1)
2020	12,968	(1)
2021	12,968	(1)
Thereafter	2,531,910	(1)
Total	$2,587,024
______________________

(1)
Under the 2016 Term Facility, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required commencing with the year ending December 31, 2017. Annual mandatory prepayments for the year ending December 31, 2017 and each year thereafter are due during the first quarter of the following year.

Fair Value of Debt—As of September 30, 2017 and December 31, 2016, the estimated fair value of the Company's debt was approximately $2.6 billion and $2.7 billion, respectively. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on the Company's debt (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available.

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
In September 2016, ESH REIT entered into a floating-to-fixed interest rate swap at a fixed rate of 1.175% and a floating rate of one-month LIBOR, subject to a LIBOR floor of 0.75%, to manage its exposure to interest rate risk on a portion of its variable rate debt. In February 2017, ESH REIT executed an amendment to its swap agreement, the impact of which was to remove the LIBOR floor on floating rate cash flows. The notional amount of the interest rate swap as of September 30, 2017 was $400.0 million. On March 30, 2018, the notional amount decreases to $350.0 million, and the notional amount continues to decrease by an additional $50.0 million every six months until the swap's maturity in September 2021.
From September 2016 through the February 2017 amendment to ESH REIT's swap agreement, the swap was designated as an effective cash flow hedge and changes in fair value were recognized through accumulated other comprehensive income. Concurrent with the February 2017 swap amendment and through April 2017, the swap's designation as a cash flow hedge was reversed and changes in fair value were recognized in earnings and are included in the line item other non-operating income (expense) on the accompanying unaudited condensed consolidated statements of operations. In April 2017, ESH REIT re-designated the swap as an effective cash flow hedge. Subsequent to April 2017, the effective portion of changes in fair value are recognized through accumulated other comprehensive income and the ineffective portion is recognized in other non-operating income (expense) on the accompanying unaudited condensed consolidated statements of operations. Prior changes recognized through accumulated other comprehensive income are amortized over the remaining life of the swap through earnings and are included in the line item other non-operating income (expense) on the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2017, approximately $1.1 million is expected to be recognized through earnings over the following twelve months.
The table below presents the amounts and classification on the Company's financial statements related to the interest rate swap (in thousands):

	Other Assets	Accumulated other comprehensive income, net of tax		Other non-operating expense (income)		Interest Expense
As of September 30, 2017	$4,534	$4,079	(1)
As of December 31, 2016	$4,990	$3,898
For the three months ended September 30, 2017				$104	(2)	$(66)
For the three months ended September 30, 2016				$—		$—
For the nine months ended September 30, 2017				$356	(3)	$807
For the nine months ended September 30, 2016				$—		$—
_______________________________

(1)
Changes during the nine months ended September 30, 2017 consisted of changes in fair value of $(0.5) million (effective portion) and amortization of accumulated other comprehensive income prior to de-designation of $0.7 million.

(2)	Consists of amortization of accumulated other comprehensive income prior to de-designation of $0.1 million.

(3)	Consists of amortization of accumulated other comprehensive income prior to de-designation of $0.7 million and removal of the LIBOR floor of approximately $(0.3) million.

9.	MANDATORILY REDEEMABLE PREFERRED STOCK
The Corporation has authorized 350.0 million shares of preferred stock, par value $0.01 per share, of which 7,133 and 21,202 shares of mandatorily redeemable voting preferred stock were issued and outstanding as of September 30, 2017 and December 31, 2016, respectively. Dividends on these preferred shares are payable quarterly in arrears at a rate of 8.0% per year. With respect to dividend, distribution and liquidation rights, the 8.0% voting preferred stock ranks senior to the Corporation’s common stock. Holders of the 8.0% voting preferred stock are generally entitled to one vote for each share and will vote together with the Corporation common stock as a single class on all matters that the Corporation’s common shareholders are entitled to vote upon. On or after November 15, 2018, a holder of the 8.0% voting preferred stock has the right to require the

Corporation to redeem in cash the 8.0% voting preferred stock at $1,000 per share plus any accumulated unpaid dividends. On November 15, 2020, the Corporation shall mandatorily redeem all of the 8.0% voting preferred stock at $1,000 per share plus any accumulated unpaid dividends.
Due to the fact that the outstanding 8.0% voting preferred stock is mandatorily redeemable by the Corporation, it is classified as a liability on the accompanying unaudited condensed consolidated balance sheets. Dividends on these preferred shares are classified as net interest expense on the accompanying unaudited condensed consolidated statements of operations.
Fair Value of Mandatorily Redeemable Preferred Stock—As of September 30, 2017 and December 31, 2016, the estimated fair value of the 8.0% voting preferred stock was approximately $7.1 million and $21.3 million, respectively. The estimated fair value of the 8.0% voting preferred stock is determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads (Level 2 fair value measures).

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
The Company recorded a provision for federal, state and foreign income taxes of approximately $20.3 million for the three months ended September 30, 2017, an effective rate of approximately 23.5%, as compared with a provision of approximately $15.9 million for the three months ended September 30, 2016, an effective rate of approximately 21.8%. The Company recorded a provision for federal, state and foreign income taxes of approximately $40.7 million for the nine months ended September 30, 2017, an effective rate of approximately 23.6%, as compared with a provision of approximately $26.2 million for the nine months ended September 30, 2016, an effective rate of approximately 16.4%. The Company’s effective rate differs from the federal statutory rate of 35% primarily due to ESH REIT’s status as a REIT under the provisions of the Code. During the three months ended September 30, 2016, the Company's effective rate was impacted by a benefit of approximately $0.8 million recognized for the reversal of a net deferred tax liability to reflect the Corporation's anticipated receipt of future ESH REIT nontaxable distributions; in addition to discrete provision to return adjustments of approximately $2.0 million recognized upon the filing of an income tax return. During the nine months ended September 30, 2016, the Company's effective rate was impacted by a benefit of approximately $8.5 million recognized for the reversal of a net deferred tax liability to reflect the Corporation's anticipated receipt of future ESH REIT nontaxable distributions. During the nine months ended September 30, 2016 the Company's effective tax rate was further impacted by a benefit of approximately $1.8 million with respect to the reversal of net deferred tax liabilities which related to the previously estimated 5% of taxable income expected to be retained under ESH REIT's prior 95% distribution policy, which was changed during the three months ended March 31, 2016.
The Company’s income tax returns for the years 2013 to present are subject to examination by taxing authorities.

11.	RELATED PARTY TRANSACTIONS
Investment funds and affiliates of Paulson & Co. Inc., a Former Sponsor, held 7,036 shares of the Corporation's outstanding mandatorily redeemable preferred stock as of September 30, 2017. Investment funds and affiliates of the Former Sponsors held 21,105 shares of the Corporation's outstanding mandatorily redeemable preferred stock as of December 31,

2016. During the nine months ended September 30, 2017, the Corporation repurchased 14,069 preferred shares from funds or affiliates of Centerbridge Partners, L.P. and The Blackstone Group L.P. at par value, or approximately $14.1 million.
As of September 30, 2017 and December 31, 2016, the outstanding balance owed by ESH REIT to the Corporation under the Unsecured Intercompany Facility was $50.0 million. ESH REIT is able to increase its borrowings under the Unsecured Intercompany Facility to an amount of up to $300.0 million, plus additional amounts, in each case, subject to certain conditions. The outstanding debt balance and interest expense owed by ESH REIT to the Corporation related to this facility eliminate in consolidation (see Note 7).
During the nine months ended September 30, 2017, the Corporation and ESH REIT repurchased and retired approximately 2.0 million Paired Shares from the Former Sponsors for approximately $21.4 million and $12.2 million, respectively. These Paired Shares were purchased in connection with the secondary offerings consummated in March, May and June of 2017 and pursuant to, and counted toward, the combined Paired Share repurchase program (see Note 1).
In March 2016, in connection with ESH REIT's $800.0 million issuance of its 2025 Notes discussed in Note 7, an affiliate of one of the Former Sponsors acted as an initial purchaser and purchased $24.0 million of the 2025 Notes. As such, the affiliate of one of the Former Sponsors earned approximately $0.4 million in fees related to the transaction during the nine months ended September 30, 2016.

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
Rent expense on ground and office leases is recognized on a straight-line basis and was approximately $0.8 million for each of the three months ended September 30, 2017 and 2016, and approximately $2.4 million for each of the nine months ended September 30, 2017 and 2016. Ground lease expense is included in hotel operating expenses and office lease expense is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
Other Commitments—The Company has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of its properties is located. The initial term of the agreement terminates in 2031. The cost related to this commitment was approximately $0.1 million for each of the three months ended September 30, 2017 and 2016, and approximately $0.2 million for each of the nine months ended September 30, 2017 and 2016, and is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.
Letters of Credit—As of September 30, 2017, the Company had one outstanding letter of credit, issued by the Corporation, for $0.7 million, which is collateralized by the 2016 Corporation Revolving Credit Facility.
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
The Corporation and ESH REIT each maintain a long-term incentive plan (“LTIP”), as amended and restated in 2015, approved by their shareholders. Under the LTIPs, the Corporation and ESH REIT may issue to eligible employees or directors restricted stock awards (“RSAs”), restricted stock units (“RSUs”) or other equity-based awards, in respect of Paired Shares, with service, performance or market vesting conditions. The aggregate number of Paired Shares that may be the subject of awards under the LTIPs shall not exceed 8.0 million, of which no more than 4.0 million may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIP has a share reserve of an equivalent number of shares of Corporation common stock and ESH REIT Class B common stock. As of September 30, 2017, approximately 3.8 million Paired Shares were available for future issuance under the LTIPs.
Equity-based compensation expense is recognized by amortizing the grant-date fair value of the equity-based awards, less estimated forfeitures, on a straight-line basis over the requisite service period of each award. A portion of the grant-date fair value of all equity-based awards is allocated to a share of Corporation common stock and a portion is allocated to a share of ESH REIT Class B common stock. Equity-based compensation expense was approximately $2.7 million and $3.0 million for the three months ended September 30, 2017 and 2016, respectively, and approximately $9.0 million and $8.6 million for the nine months ended September 30, 2017 and 2016, respectively, and is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
As of September 30, 2017, unrecognized compensation expense related to outstanding equity-based awards and the related weighted-average period over which it is expected to be recognized subsequent to September 30, 2017, is presented in the following table. Total unrecognized compensation expense will be adjusted for actual forfeitures.

	Unrecognized Compensation Expense Related to Outstanding RSAs/RSUs (in thousands)	Remaining Weighted-Average Amortization Period (in years)
RSAs/RSUs with service vesting conditions	$7,798	1.5
RSUs with performance vesting conditions	916	0.3
RSUs with market vesting conditions	4,372	1.1
Total unrecognized compensation expense	$13,086
RSA/RSU activity during the nine months ended September 30, 2017, was as follows:

			Performance-Based Awards
	Service-Based Awards		Performance Vesting		Market Vesting
	Number of RSAs/RSUs (in thousands)	Weighted- Average Grant- Date Fair Value	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value(1)
Outstanding at January 1, 2017	892	$16.93	119	$14.07	972	$9.01
Granted	269	$17.50	192	$17.45	104	$18.58
Settled	(417)	$17.75	(119)	$14.07	—	$—
Forfeited	(40)	$17.02	(12)	$17.45	(37)	$16.19
Outstanding at September 30, 2017	704	$16.66	180	$17.45	1,039	$9.71
Vested at September 30, 2017	18	$23.03	—	$—	—	$—
Nonvested at September 30, 2017	686	$16.50	180	$17.45	1,039	$9.71
_________________________________

(1)	An independent third-party valuation was performed contemporaneously with the issuance of grants.
Service-Based Awards
The Corporation and ESH REIT granted approximately 243,000 and 26,000 service-based awards, respectively, during the nine months ended September 30, 2017, with a weighted-average grant-date fair value per award of $17.50 and $17.56, respectively. The grant-date fair value of awards with service vesting conditions is based on the closing price of a Paired Share on the date of grant. Service-based awards vest over a period of one to four years, subject to the grantee’s continued employment or service.
Performance-Based Awards
The Corporation granted approximately 192,000 awards with performance vesting conditions during the nine months ended September 30, 2017, with a grant-date fair value per award of $17.45. The grant-date fair value of awards with performance vesting conditions is based on the closing price of a Paired Share on the date of grant. Equity-based compensation expense with respect to these awards is adjusted over the remainder of the fiscal year to reflect the probability of achievement of performance targets defined in the award agreements. These awards vest over the remainder of the fiscal year, subject to the grantee’s continued employment, with the ability to earn Paired Shares in a range of 0% to 200% of the awarded number of RSUs based on the achievement of defined performance targets.
The Corporation granted approximately 104,000 awards with market vesting conditions during the nine months ended September 30, 2017, with a grant-date fair value per award of $18.58. The grant-date fair value of awards with market vesting conditions is based on an independent third-party valuation. These awards vest at the end of a three-year period, subject to the grantee’s continued employment, with the ability to earn Paired Shares in a range of 0% to 150% of the awarded number of

RSUs based on the total shareholder return of a Paired Share relative to the total shareholder return of other publicly traded lodging companies identified in the award agreements. During the nine months ended September 30, 2017, the grant-date fair value of awards with market vesting conditions was calculated using a Monte Carlo simulation model with the following key assumptions:

Expected holding period	2.86 years
Risk-free rate of return	1.46%
Expected dividend yield	4.72%

14.	DEFINED CONTRIBUTION PLANS
ESA Management has a savings plan that qualifies under Section 401(k) of the Code for all employees meeting the eligibility requirements of the plan. For the period from January 1, 2016 through September 9, 2016, the plan had an employer-matching contribution of 100% of the first 3% of an employee's contribution and 50% of the next 2% of an employee's contribution, which vested immediately. Beginning January 1, 2017, the plan has an employer-matching contribution of 50% of the first 6% of an employee's contribution, which vests over an employee's initial three-year service period. The plan also provides for contributions up to 100% of eligible employee pretax salary, subject to the Code’s annual deferral limit of $18,000 during 2017 and 2016. Employer contributions, net of forfeitures, totaled approximately $0.5 million and $0.8 million for the three months ended September 30, 2017 and 2016, respectively, and approximately $1.3 million and $2.6 million for the nine months ended September 30, 2017 and 2016, respectively.
In June 2016, ESA Management established a non-qualified deferred compensation plan to allow certain eligible employees an option to defer a portion of their compensation on a tax-deferred basis. Beginning January 2017, the plan had an employer-matching contribution of 50% of the first 6% of an employee's contribution, which vests over a three-year service period. The plan is fully funded in a Rabbi Trust, which is subject to creditor claims in the event of insolvency, but the assets held in the Rabbi Trust are not available for general corporate purposes. As of September 30, 2017, approximately $0.7 million is included in other assets and accounts payable and accrued liabilities related to this plan.

15.	SUBSEQUENT EVENTS
On November 7, 2017, the Board of Directors of the Corporation declared a cash distribution of $0.11 per share for the third quarter of 2017 on its common stock. The distribution is payable on December 5, 2017 to shareholders of record as of November 21, 2017. Also on November 7, 2017, the Board of Directors of ESH REIT declared a cash distribution of $0.10 per share for the third quarter of 2017 on its Class A and Class B common stock. This distribution is also payable on December 5, 2017 to shareholders of record as of November 21, 2017.
In October and November 2017, ESH REIT executed two purchase and sale agreements to divest twenty-six Extended Stay America-branded hotels for approximately $130.4 million, including approximately $1.9 million in initial franchise application fees, subject to adjustment. The Company expects to manage twenty-five of the hotels. These transactions are expected to close in 2018 upon and subject to the completion of customary due diligence and the satisfaction or waiver of certain closing conditions.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $1,092,693 and $959,449	$3,808,125	$3,914,569
CASH AND CASH EQUIVALENTS	65,013	53,506
RESTRICTED CASH	—	344
RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC. (Note 9)	21,993	2,609
DEFERRED RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC. (Note 9)	28,192	40,259
GOODWILL	47,627	52,245
DEFERRED TAX ASSETS	244	—
OTHER ASSETS	32,435	13,973
TOTAL ASSETS	$4,003,629	$4,077,505
LIABILITIES AND EQUITY
LIABILITIES:
Term loan facilities payable - Net of unamortized deferred financing costs and debt discount of $19,520 and $21,994	$1,267,504	$1,274,756
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $31,379 and $34,482	1,268,621	1,265,518
Revolving credit facility	—	45,000
Loan payable to Extended Stay America, Inc. (Notes 6 and 9)	50,000	50,000
Unearned rental revenues from Extended Stay America, Inc. (Note 9)	192,124	39,898
Due to Extended Stay America, Inc. (Note 9)	10,354	11,608
Accounts payable and accrued liabilities	88,473	69,520
Deferred tax liabilities	—	3,286
Total liabilities	2,877,076	2,759,586
COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY:
Common stock - Class A: $0.01 par value, 4,300,000,000 shares authorized, 250,493,583 shares issued and outstanding; Class B: $0.01 par value, 7,800,000,000 shares authorized, 192,293,933 and 195,406,944 shares issued and outstanding	4,428	4,462
Additional paid in capital	1,087,276	1,144,664
Preferred stock - no par value, $1,000 liquidation value, 125 shares authorized, issued and outstanding	73	73
Retained earnings	29,548	176,532
Accumulated other comprehensive income (loss)	5,228	(7,812)
Total equity	1,126,553	1,317,919
TOTAL LIABILITIES AND EQUITY	$4,003,629	$4,077,505
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES- Rental revenues from Extended Stay America, Inc. (Note 9)	$143,407	$153,139	$375,290	$385,873
OPERATING EXPENSES:
Hotel operating expenses	22,578	22,155	69,589	68,757
General and administrative expenses (Note 9)	3,722	3,476	12,516	10,677
Depreciation	56,523	54,748	169,916	160,546
Impairment of long-lived assets	—	—	15,046	—
Total operating expenses	82,823	80,379	267,067	239,980
LOSS ON SALE OF HOTEL PROPERTIES (Note 4)	—	—	(3,274)	—
OTHER INCOME	5	—	640	—
INCOME FROM OPERATIONS	60,589	72,760	105,589	145,893
OTHER NON-OPERATING INCOME	(211)	(84)	(271)	(858)
INTEREST EXPENSE, NET	32,116	48,521	97,779	129,886
INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	28,684	24,323	8,081	16,865
INCOME TAX EXPENSE (BENEFIT)	198	671	435	(3,128)
NET INCOME	$28,486	$23,652	$7,646	$19,993
NET INCOME PER ESH HOSPITALITY, INC. COMMON SHARE:
Class A - basic	$0.06	$0.05	$0.02	$0.04
Class A - diluted	$0.06	$0.05	$0.02	$0.04
Class B - basic	$0.06	$0.05	$0.02	$0.04
Class B - diluted	$0.06	$0.05	$0.02	$0.04
WEIGHTED-AVERAGE ESH HOSPITALITY, INC. COMMON SHARES OUTSTANDING:
Class A - basic	250,494	250,494	250,494	250,494
Class A - diluted	250,494	250,494	250,494	250,494
Class B - basic	192,357	200,556	193,399	202,156
Class B - diluted	193,331	200,696	193,399	202,252
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
NET INCOME	$28,486	$23,652	$7,646	$19,993
OTHER COMPREHENSIVE INCOME, NET OF TAX:
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS:
FOREIGN CURRENCY TRANSLATION (LOSS) GAIN, NET OF TAX OF $0	—	(899)	531	2,133
RECLASSIFICATION ADJUSTMENT - SALE OF CANADIAN HOTEL PROPERTIES, NET OF TAX OF $0, $0, $(264) AND $0	—	—	12,256	—
TOTAL FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	—	(899)	12,787	2,133

DERIVATIVE ADJUSTMENTS:
INTEREST RATE CASH FLOW HEDGE (LOSS) GAIN, NET OF TAX OF $0	9	(569)	(453)	(569)
RECLASSIFICATION ADJUSTMENT - AMOUNTS RECLASSIFIED TO NET INCOME, NET OF TAX OF $0	103	—	706	—
TOTAL DERIVATIVE ADJUSTMENTS	112	(569)	253	(569)

COMPREHENSIVE INCOME	$28,598	$22,184	$20,686	$21,557
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(In thousands, except preferred stock shares and per share data)
(Unaudited)

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - January 1, 2016	250,494	204,594	$4,554	125	$73	$1,168,903	$186,306	$(13,370)	$1,346,466
Net income	—	—	—	—	—	—	19,993	—	19,993
Foreign currency translation, net of tax	—	—	—	—	—	—	—	2,133	2,133
Interest rate cash flow hedge loss, net of tax	—	—	—	—	—	—	—	(569)	(569)
Issuance of common stock	—	224	2	—	—	1,531	—	—	1,533
Repurchase of Class B common stock	—	(4,622)	(46)	—	—	—	(26,906)	—	(26,952)
Common distributions - $0.40 per Class A and Class B common share	—	—	—	—	—	(26,933)	(154,888)	—	(181,821)
Preferred distributions	—	—	—	—	—	—	(12)	—	(12)
Equity-based compensation	—	4	—	—	—	242	—	—	242
BALANCE - September 30, 2016	250,494	200,200	$4,510	125	$73	$1,143,743	$24,493	$(11,806)	$1,161,013

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - January 1, 2017	250,494	195,407	$4,462	125	$73	$1,144,664	$176,532	$(7,812)	$1,317,919
Net income	—	—	—	—	—	—	7,646	—	7,646
Foreign currency translation, net of tax	—	—	—	—	—	—	—	12,787	12,787
Interest rate cash flow hedge gain, net of tax	—	—	—	—	—	—	—	253	253
Repurchase of Class B common stock	—	(3,430)	(37)	—	—	—	(21,454)	—	(21,491)
Common distributions - $0.43 per Class A and Class B common share	—	—	—	—	—	(58,523)	(133,164)	—	(191,687)
Preferred distributions	—	—	—	—	—	—	(12)	—	(12)
Equity-based compensation	—	317	3	—	—	1,135	—	—	1,138
BALANCE - September 30, 2017	250,494	192,294	$4,428	125	$73	$1,087,276	$29,548	$5,228	$1,126,553
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$7,646	$19,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	169,916	160,546
Foreign currency transaction gain	(627)	(858)
Loss on interest rate swap	709	—
Amortization of deferred financing costs and debt discount	5,990	28,281
Amortization of above-market ground leases	(102)	(102)
Loss on disposal of property and equipment	8,065	7,254
Loss on sale of hotel properties	3,274	—
Impairment of long-lived assets	15,046	—
Equity-based compensation	266	242
Deferred income tax benefit	(3,700)	(1,704)
Changes in assets and liabilities:
Deferred rents receivable from Extended Stay America, Inc.	11,393	966
Due to Extended Stay America, Inc., net	(1,109)	(2,853)
Other assets	(5,625)	1,011
Unearned rental revenues/rents receivable from Extended Stay America, Inc., net	132,842	133,915
Accounts payable and accrued liabilities	24,495	28,562
Net cash provided by operating activities	368,479	375,253
INVESTING ACTIVITIES:
Purchases of property and equipment	(130,899)	(164,188)
Proceeds from sale of hotel properties	42,005	—
Decrease in restricted cash	344	60,601
Proceeds from insurance and related recoveries	471	2,716
Net cash used in investing activities	(88,079)	(100,871)
FINANCING ACTIVITIES:
Principal payments on mortgage loan	—	(1,931,157)
Proceeds from term loan facilities, net of debt discount	—	1,293,500
Principal payments on term loan facilities	(12,976)	(366,463)
Proceeds from senior notes, net of debt discount	—	788,000
Proceeds from revolving credit facility	105,000	50,000
Payments on revolving credit facility	(150,000)	(25,000)
Proceeds from loan payable to Extended Stay America, Inc.	—	75,000
Payments of deferred financing costs	—	(32,814)
Net proceeds to Extended Stay America, Inc.	—	(18,548)
Repurchase of common stock	(21,488)	(26,952)
Issuance of Class B common stock	1,915	1,134
Common distributions	(191,328)	(267,907)
Preferred distributions	(16)	(8)
Net cash used in financing activities	(268,893)	(461,215)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,507	(186,833)
CASH AND CASH EQUIVALENTS - Beginning of period	53,506	223,256
CASH AND CASH EQUIVALENTS - End of period	$65,013	$36,423
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties	$78,234	$73,023
Cash payments for income taxes, net of refunds of $3 and $388	$2,388	$1,377
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in due to/from Extended Stay America, Inc. and accounts payable and accrued liabilities	$16,836	$20,071
Deferred financing costs included in accounts payable and accrued liabilities	$—	$1,146
Proceeds from sale of hotel properties included in other assets	$12,675	$—
Common distributions included in accounts payable and accrued liabilities	$1,623	$1,241
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016 AND FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2017 AND 2016
(Unaudited)

1.	BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION
ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. Extended Stay America, Inc. (the “Corporation”), the parent of ESH REIT, was incorporated in the state of Delaware on July 8, 2013. On November 18, 2013, the Corporation and ESH REIT completed an initial public offering of 32.5 million Paired Shares. A "Paired Share" consists of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. The Corporation owns, and is expected to continue to own, all of the issued and outstanding Class A common stock of ESH REIT, which, as of September 30, 2017, represents approximately 57% of the outstanding common stock of ESH REIT.
As of September 30, 2017, ESH REIT and its subsidiaries owned and leased 625 hotel properties in 44 U.S. states, consisting of approximately 68,800 rooms. As of December 31, 2016, ESH REIT and its subsidiaries owned and leased 626 hotel properties in 44 U.S. states, consisting of approximately 68,900 rooms, and three hotels in Canada, consisting of 500 rooms. The hotels are leased to wholly-owned subsidiaries of the Corporation (the “Operating Lessees”).
As of September 30, 2017, ESH REIT’s common equity consisted of the following: (i) approximately 250.5 million shares of Class A common stock outstanding (approximately 57% of its common equity), all of which were owned by the Corporation, and (ii) approximately 192.3 million shares of Class B common stock outstanding (approximately 43% of its common equity), approximately 99.3% of which were owned by the public and approximately 0.7% of which were owned by senior management and directors of the Corporation and ESH REIT.
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
2017 Secondary Offerings
In March, May and June 2017, certain selling stockholders (the "Selling Stockholders") sold 25.0 million, 30.0 million and 25.0 million Paired Shares, respectively, pursuant to an automatic shelf registration statement as part of secondary offerings. In conjunction with these secondary offerings, ESH REIT repurchased and retired, in the aggregate, approximately 2.0 million ESH REIT Class B common shares from the Former Sponsors for approximately $12.2 million (see Note 9). The Selling Stockholders consisted solely of entities affiliated with the Former Sponsors and did not include officers or directors of the Corporation or ESH REIT. Neither the Corporation nor ESH REIT sold Paired Shares in the secondary offerings and neither received proceeds from the secondary offerings. The Corporation and ESH REIT incurred professional fees in connection with the secondary offerings. Total expenses incurred by ESH REIT were approximately $0.1 million and $0.6 million during the three and nine months ended September 30, 2017, respectively.
After giving effect to the June 2017 secondary offering, funds or affiliates of Paulson & Co. Inc. own approximately 1.8 million Paired Shares, while funds or affiliates of Centerbridge Partners, L.P. and The Blackstone Group L.P. no longer own any Paired Shares.
Paired Share Repurchase Program
In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program for up to $100 million of Paired Shares. In February 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $100 million to up to $200 million of Paired Shares. In December 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $200 million to up to $300 million of Paired Shares and extended the maturity of the program through December 31, 2017, each effective January 1, 2017. Repurchases may be made at management's discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice. As of September 30, 2017, ESH REIT had repurchased and retired approximately 12.8 million ESH REIT Class B common shares for approximately $75.2 million, of which approximately 5.8 million Paired Shares were repurchased and retired from entities affiliated with the Former Sponsors.
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
The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly ESH REIT’s financial position as of September 30, 2017, the results of ESH REIT’s operations and comprehensive income for the three and nine months ended September 30, 2017 and 2016 and changes in equity and cash flows for the nine months ended September 30, 2017 and 2016. Interim results are not necessarily indicative of full year performance because of the impact of accounting for contingent rental payments under lease arrangements.
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
Management assesses the performance of long-lived assets for potential impairment quarterly, as well as when events or changes in circumstances indicate the carrying amount of a group of assets may not be recoverable. Recoverability of property and equipment is measured by a comparison of the carrying amount of a group of hotel properties (groups of hotel properties align with hotels as they are grouped under ESH REIT’s leases) to the estimated future undiscounted cash flows expected to be generated by each group of hotel properties. Impairment is recognized when estimated future undiscounted cash flows, including proceeds from disposition, are less than the carrying value of each group of hotel properties. To the extent that a group of hotel properties is impaired, their excess carrying amount over their estimated fair value is recognized as an impairment charge and reduces income from operations. Fair value is determined based upon the discounted cash flows of a group of hotel properties, quoted market prices or independent appraisals, as considered necessary. No impairment charges were recognized during the three months ended September 30, 2017. ESH REIT recognized impairment charges related to property and equipment of approximately $15.0 million for the nine months ended September 30, 2017 and no impairment charges for the three and nine months ended September 30, 2016 (see Note 5). The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, an impairment charge to further reduce the carrying value of a group of hotel properties could occur in a future period in which conditions change.
Revenue Recognition—ESH REIT’s sole source of revenues is rental revenue derived from leases with subsidiaries of the Corporation (the Operating Lessees). ESH REIT records rental revenues on a straight-line basis as they are earned during the lease terms. Rents receivable from Extended Stay America, Inc. on the accompanying unaudited condensed consolidated balance sheets represent monthly rental amounts contractually due. Deferred rents receivable from Extended Stay America, Inc. on the accompanying unaudited condensed consolidated balance sheets represent the cumulative difference between straight-line rental revenues recognized and rental revenues contractually due. As scheduled rent payments have begun to exceed straight-line rental revenue, this amount, approximately $28.2 million as of September 30, 2017, will gradually decrease through the remainder of the lease terms until it is zero at the end of the lease terms in October 2018. Lease rental payments received prior to rendering services are included in unearned rental revenues from Extended Stay America, Inc. on the accompanying unaudited condensed consolidated balance sheets. Contingent rental revenues, specifically percentage rental revenues related to hotel revenues of the Operating Lessees, are recognized when such amounts are fixed and determinable (i.e., only when percentage rental revenue thresholds have been achieved).
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
Statement of Cash Flows—In August and November 2016, the FASB issued accounting standards updates which provide additional clarity on the classification of specific events on the statement of cash flows. These events include debt prepayment and extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, distributions received from equity method investees, and beneficial interests in securitization transactions. These updates also require amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. These updates are effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, with early adoption permitted and should be applied using a retrospective transition method to each period presented. The adoption of these updates will require cash outflows related to debt prepayment and extinguishment costs to be classified as financing activities. For the nine months ended September 30, 2017 and 2016, debt prepayment and extinguishment costs included within net cash provided by operating activities totaled approximately $1.2 million and $3.9 million, respectively. Additionally, the effect of the adoption of these updates on ESH REIT's consolidated statements of cash flows will be to include restricted cash in the beginning and end of period balances of cash, restricted cash and cash equivalents. The change in restricted cash is currently included in investing activities in the consolidated statements of cash flows.
Compensation—Stock Compensation—In March 2016, the FASB issued an accounting standards update which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, and certain classifications on the statement of cash flows. ESH REIT adopted this update on January 1, 2017 using a prospective transition method. The adoption of this update did not have a material effect on ESH REIT’s unaudited condensed consolidated financial statements.
In May 2017, the FASB issued an accounting standards update that provides guidance about which changes to the terms or conditions of a share-based payment award requires an entity to apply modification accounting. This update will be effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted and should be applied prospectively to awards modified on or after the adoption date. ESH REIT does not expect the adoption of this update to have a material effect on ESH REIT’s unaudited condensed consolidated financial statements.

Derivatives and Hedging—In August 2017, the FASB issued an accounting standards update which changes the designation and measurement guidance for qualifying hedging relationships and the presentation of hedging results. This update expands and refines hedge accounting and aligns recognition and presentation of its effects within the financial statements. This update is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and will require a cumulative-effect adjustment to the balance of retained earnings as of the beginning of the fiscal year that an entity adopts this update. ESH REIT is currently assessing the impact the adoption of the update will have on its consolidated financial statements. Expected impacts include, on a prospective basis, the elimination of hedge ineffectiveness related to designated interest rate swaps, the presentation of all interest rate hedge related items that impact earnings in the interest expense line item in the consolidated statement of operations and an election to perform qualitative assessments of hedge effectiveness.
In March 2016, the FASB issued an accounting standards update to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts and to clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ESH REIT adopted this update on January 1, 2017. The adoption of this update did not have a material effect on ESH REIT’s unaudited condensed consolidated financial statements.
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
As of September 30, 2017, using its incremental borrowing rate with respect to the future minimum lease payments under its operating leases (ground leases), ESH REIT has preliminarily estimated that the lease liability would have been between approximately $7.5 million and $11.5 million and the right of use asset would have been between approximately $1.0 million and $5.0 million, which includes adjustments for accrued lease payments, above market lease liabilities and lease incentives.
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
The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income	$28,486	$23,652	$7,646	$19,993
Less preferred dividends	(4)	(4)	(12)	(12)
Net income available to ESH Hospitality, Inc. common shareholders	$28,482	$23,648	$7,634	$19,981
Class A:
Net income available to ESH Hospitality, Inc. common shareholders - basic	$16,112	$13,143	$4,360	$11,121
Amounts attributable to ESH Hospitality, Inc. Class B shareholders assuming conversion	(37)	(4)	—	(4)
Net income available to ESH Hospitality, Inc. common shareholders - diluted	$16,075	$13,139	$4,360	$11,117
Class B:
Net income available to ESH Hospitality, Inc. common shareholders - basic	$12,370	$10,505	$3,274	$8,861
Amounts attributable to ESH Hospitality, Inc. Class B shareholders assuming conversion	37	4	—	4
Net income available to ESH Hospitality, Inc. common shareholders - diluted	$12,407	$10,509	$3,274	$8,865
Denominator:
Class A:
Weighted average number of ESH Hospitality, Inc. common shares outstanding - basic and diluted	250,494	250,494	250,494	250,494
Class B:
Weighted average number of ESH Hospitality, Inc. common shares outstanding - basic	192,357	200,556	193,399	202,156
Dilutive securities	974	140	—	96
Weighted average number of ESH Hospitality, Inc. common shares outstanding - diluted	193,331	200,696	193,399	202,252
Net income per ESH Hospitality, Inc. common share - Class A - basic	$0.06	$0.05	$0.02	$0.04
Net income per ESH Hospitality, Inc. common share - Class A - diluted	$0.06	$0.05	$0.02	$0.04
Net income per ESH Hospitality, Inc. common share - Class B - basic	$0.06	$0.05	$0.02	$0.04
Net income per ESH Hospitality, Inc. common share - Class B - diluted	$0.06	$0.05	$0.02	$0.04
Anti-dilutive securities excluded from net income per common share - Class B - diluted	—	—	602	—

4.	HOTEL DISPOSITIONS
On May 1, 2017, a subsidiary of ESH REIT, together with subsidiaries of the Corporation, sold its three Extended Stay Canada-branded hotels for 76.0 million Canadian dollars, or approximately $55.3 million, of which 67.4 million Canadian dollars, or approximately $49.0 million, related to ESH REIT assets. ESH REIT's carrying value of the hotels, including working capital and allocable goodwill, net of an impairment charge recorded during the three months ended March 31, 2017, was approximately 51.2 million Canadian dollars, or approximately $37.3 million, resulting in a gain on sale of approximately 15.1 million Canadian dollars, or approximately $11.0 million, prior to the evaluation of existing accumulated foreign currency translation loss. Due to the fact that ESH REIT's Canadian subsidiary liquidated 100% of its assets, approximately $12.5 million of accumulated foreign currency translation loss was recognized in the condensed consolidated statement of operations during the nine months ended September 30, 2017. This charge more than fully offset the Canadian subsidiary's gain on sale, which resulted in a loss on sale of the Canadian hotels of approximately $1.5 million, net of closing costs and adjustments, which is reported in loss on sale of hotel properties during the nine months ended September 30, 2017 in the accompanying unaudited condensed consolidated statements of operations.
On May 16, 2017, ESH REIT sold one U.S.-based hotel for gross proceeds of $5.4 million. The carrying value of this hotel, including net working capital and allocable goodwill, was approximately $6.8 million, which resulted in a loss on sale of approximately $1.8 million, net of closing costs and adjustments, which is reported in loss on sale of hotel properties during the nine months ended September 30, 2017 in the accompanying unaudited consolidated statements of operations.

During the three and nine month periods ended September 30, 2017 and 2016, the four disposed hotel properties contributed rental revenues, total operating expenses and income (loss) before income tax expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017		2016
Rental revenues from Extended Stay America, Inc.	$—	$1,527	$2,040		$4,527
Total operating expenses	—	603	15,527	(1)	1,864
Income (loss) before income tax expense	—	676	(13,173)	(1)	2,610
_________________________________

(1)	Includes impairment charge recorded during the three months ended March 31, 2017 of approximately $15.0 million related to the three Canadian hotels.

5.	PROPERTY AND EQUIPMENT
Net investment in property and equipment as of September 30, 2017 and December 31, 2016, consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Hotel properties:
Land and site improvements	$1,290,312	$1,304,503
Building and improvements	2,957,829	2,960,158
Furniture, fixtures and equipment	651,002	607,682
Total hotel properties	4,899,143	4,872,343
Undeveloped land parcel	1,675	1,675
Total cost	4,900,818	4,874,018
Less accumulated depreciation	(1,092,693)	(959,449)
Property and equipment - net	$3,808,125	$3,914,569
During the three and nine months ended September 30, 2017 and 2016, ESH REIT, using Level 3 unobservable inputs, assessed property and equipment for potential impairment. No impairment charges were recognized during the three months ended September 30, 2017. ESH REIT recognized impairment charges of approximately $15.0 million for the nine months ended September 30, 2017 related to the Canadian hotels that were sold. ESH REIT recognized no impairment charges during the three or nine months ended September 30, 2016.
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
Summary—ESH REIT’s outstanding debt, net of unamortized debt discount, and unamortized deferred financing costs as of September 30, 2017 and December 31, 2016, consists of the following (dollars in thousands):

	Stated Amount(1)		Carrying Amount			Unamortized Deferred Financing Costs						Interest Rate
Loan			September 30, 2017		December 31, 2016	September 30, 2017		December 31, 2016		Stated Interest Rate		September 30, 2017		December 31, 2016	Maturity Date
Term loan facility
2016 Term Facility	$1,300,000	(2)	$1,281,530	(3)	$1,290,560	$14,026		$15,804		LIBOR(4) + 2.50%	(5)	3.71%	(5)	3.75%	08/30/2023	(7)
Senior notes
2025 Notes	1,300,000		1,290,027	(6)	1,289,041	21,406		23,523		5.25%		5.25%		5.25%	05/01/2025
Revolving credit facility
2016 Revolving Credit Facility	350,000		—		45,000	2,157	(8)	2,570	(8)	LIBOR + 2.75%		N/A		3.33%	08/30/2021
Unsecured Intercompany Facility
Unsecured Intercompany Facility	75,000	(9)	50,000		50,000	—		—		5.00%		5.00%		5.00%	08/30/2023
Total			$2,621,557		$2,674,601	$37,589		$41,897

_________________________________

(1)	Amortization is interest only, except for the 2016 Term Facility (as defined below) which amortizes in equal quarterly installments of $3.24 million. See (7) below.

(2)
ESH REIT is able to increase its borrowings under the 2016 ESH REIT Credit Facilities (as defined below) by an amount of up to $600.0 million, plus additional amounts, in each case subject to certain conditions.

(3)	The 2016 Term Facility is presented net of an unamortized debt discount of approximately $5.5 million and $6.2 million as of September 30, 2017 and December 31, 2016, respectively.

(4)	As of December 31, 2016, the stated interest rate of the 2016 Term Facility was LIBOR + 3.00% and included a LIBOR floor of 0.75%.

(5)	$400.0 million of the 2016 Term Facility is subject to an interest rate swap at a fixed rate of 1.175% (see Note 7).

(6)	The 2025 Notes (as defined below) are presented net of an unamortized debt discount of approximately $10.0 million and $11.0 million as of September 30, 2017 and December 31, 2016, respectively.

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

(9)
As of September 30, 2017, the outstanding balance owed from ESH REIT to the Corporation under the Unsecured Intercompany Facility was $50.0 million. ESH REIT is able to increase its borrowings under the Unsecured Intercompany Facility to an amount of up to $300.0 million, plus additional amounts, in each case subject to certain conditions.

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

The 2016 ESH REIT Credit Facilities contain a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends and distributions, make certain investments and other restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, sell assets or merge, consolidate or transfer all or substantially all of their assets. The 2016 ESH REIT Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases and management agreements. If an event of default occurs, the administrative agent is entitled to take various actions, including the acceleration of amounts due under the 2016 ESH REIT Credit Facilities and additional actions that a secured creditor is permitted to take following a default. As of September 30, 2017, ESH REIT was in compliance with all covenants under the 2016 ESH REIT Credit Facilities.
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

In addition to paying interest on outstanding principal, ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the amount outstanding under the facility. ESH REIT is also required to pay customary letter of credit fees and agency fees. As of September 30, 2017, ESH REIT had no letters of credit outstanding under the facility, an outstanding balance of $0 and available borrowing capacity of $350.0 million.

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
The Indenture contains a number of customary covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, create certain liens, pay dividends or distributions, make certain investments and other restricted payments, enter into affiliate transactions, sell assets or merge, consolidate or transfer all or substantially all of their assets. The Indenture also contains certain customary events of default, including, but not limited to, cross-defaults to certain other indebtedness. If an event of default occurs, the holders of the Notes and the Trustee are entitled to take various actions, including declaring the 2025 Notes immediately due and payable. As of September 30, 2017, ESH REIT was in compliance with all covenants set forth in the Indenture.
Unsecured Intercompany Facility
On August 30, 2016, ESH REIT, as borrower, and the Corporation, as lender, entered into an unsecured intercompany credit facility (the "Unsecured Intercompany Facility"). As of September 30, 2017, the amount outstanding under the facility totaled $50.0 million. Subject to certain conditions, the principal amount of the Unsecured Intercompany Facility may be increased up to an amount that shall not exceed the greater of (i) $300.0 million and (ii) an unlimited amount so long as the incremental loan-to-value ratio, determined on a pro-forma basis as of the last day of the most recently ended test period, as if any incremental loans available under such incremental commitments had been outstanding on the last day of such period, and, in each case, without netting the cash proceeds of any such incremental loans, does not exceed 5.0%. Loans under the facility bear interest at 5.00% per annum. There is no scheduled amortization under the facility and the facility matures on August 30, 2023. ESH REIT has the option to voluntarily prepay outstanding loans at any time upon one business day’s prior written notice.

The Unsecured Intercompany Facility contains a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends or distributions, make certain investments and other restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, sell assets or merge, consolidate or transfer all or substantially all of their assets. The facility contains certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases and management agreements. If an event of default occurs, the Corporation is entitled to take various actions, including the acceleration of amounts due under the facility and all other actions that a creditor is permitted to take following a default. As of September 30, 2017, ESH REIT was in compliance with all covenants under the Unsecured Intercompany Facility.

Future Maturities of Debt—The future maturities of debt as of September 30, 2017, are as follows (in thousands):

Years Ending December 31,
Remainder of 2017	$3,242
2018	12,968	(1)
2019	12,968	(1)
2020	12,968	(1)
2021	12,968	(1)
Thereafter	2,581,910	(1)
Total	$2,637,024
______________________

(1)
Under the 2016 Term Facility, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required commencing with the year ending December 31, 2017. Annual mandatory prepayments for the year ending December 31, 2017 and each year thereafter are due during the first quarter of the following year.

Fair Value of Debt—As of September 30, 2017 and December 31, 2016, the estimated fair value of ESH REIT’s debt was approximately $2.7 billion. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on ESH REIT’s debt (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available.

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
In September 2016, ESH REIT entered into a floating-to-fixed interest rate swap at a fixed rate of 1.175% and a floating rate of one-month LIBOR, subject to a LIBOR floor of 0.75%, to manage its exposure to interest rate risk on a portion of its variable rate debt. In February 2017, ESH REIT executed an amendment to its swap agreement, the impact of which was to remove the LIBOR floor on floating rate cash flows. The notional amount of the interest rate swap as of September 30, 2017 was $400.0 million. On March 30, 2018, the notional amount decreases to $350.0 million, and the notional amount continues to decrease by an additional $50.0 million every six months until the swap's maturity in September 2021.
From September 2016 through the February 2017 amendment to ESH REIT's swap agreement, the swap was designated as an effective cash flow hedge and changes in fair value were recognized through accumulated other comprehensive income. Concurrent with the February 2017 swap amendment and through April 2017, the swap's designation as a cash flow hedge was reversed and changes in fair value were recognized in earnings and are included in the line item other non-operating income (expense) on the accompanying unaudited condensed consolidated statements of operations. In April 2017, ESH REIT re-designated the swap as an effective cash flow hedge. Subsequent to April 2017, the effective portion of changes in fair value are recognized through accumulated other comprehensive income and the ineffective portion is recognized in other non-operating income (expense) on the accompanying unaudited condensed consolidated statements of operations. Prior changes recognized through accumulated other comprehensive income are amortized over the remaining life of the swap through earnings and are included in the line item other non-operating income (expense) on the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2017, approximately $1.1 million is expected to be recognized through earnings over the following twelve months.

The table below presents the amounts and classification on ESH REIT's financial statements related to the interest rate swap (in thousands):

	Other Assets	Accumulated other comprehensive income, net of tax		Other non-operating expense (income)		Interest Expense
As of September 30, 2017	$4,534	$5,228	(1)
As of December 31, 2016	$4,990	$4,975
For the three months ended September 30, 2017				$104	(2)	$(66)
For the three months ended September 30, 2016				$—		$—
For the nine months ended September 30, 2017				$356	(3)	$807
For the nine months ended September 30, 2016				$—		$—
_______________________________

(1)
Changes during the nine months ended September 30, 2017 consisted of changes in fair value of $(0.5) million (effective portion) and amortization of accumulated other comprehensive income prior to de-designation of $0.7 million.

(2)	Consists of amortization of accumulated other comprehensive income prior to de-designation of $0.1 million.

(3)	Consists of amortization of accumulated other comprehensive income prior to de-designation of $0.7 million and removal of the LIBOR floor of approximately $(0.3) million.

8.	INCOME TAXES
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
ESH REIT recorded a provision for state and foreign income taxes of approximately $0.2 million for the three months ended September 30, 2017, an effective rate of approximately 0.7%, as compared with a provision of approximately $0.7 million for the three months ended September 30, 2016, an effective rate of approximately 2.8%. ESH REIT recorded a provision for state and foreign incomes taxes of approximately $0.4 million for the nine months ended September 30, 2017, an effective rate of approximately 5.4%, as compared with a benefit of approximately $3.1 million for the nine months ended September 30, 2016, an effective rate of approximately (18.5)%. ESH REIT’s effective rate differs from the federal statutory rate of 35% primarily due to ESH REIT’s status as a REIT under the provisions of the Code. During the three months ended September 30, 2016, ESH REIT recognized a discrete provision to return adjustment of approximately $0.5 million. During the nine months ended September 30, 2016, ESH REIT recognized a benefit of approximately $0.8 million related to current state and foreign payable adjustments and a benefit of approximately $2.3 million with respect to the reversal of net deferred tax liabilities which related to the previously estimated 5% of taxable income expected to be retained by ESH REIT under its prior 95% distribution policy, which was changed during the three months ended March 31, 2016.
ESH REIT’s income tax returns for the years 2013 to present are subject to examination by taxing authorities.

9.	RELATED PARTY TRANSACTIONS
Revenues and Overhead Expenses
Leases and Rental Revenues—For the period from May 1, 2017 through September 30, 2017, ESH REIT’s revenues were derived from three leases. Prior to the sale of its Canadian hotels in May 2017, ESH REIT's revenues were derived from four leases. The counterparty to each lease is a subsidiary of the Corporation. Fixed rental revenues are recognized on a straight-line basis. For the three months ended September 30, 2017 and 2016, ESH REIT recognized fixed rental revenues of approximately $114.7 million and $116.4 million, respectively. For the nine months ended September 30, 2017 and 2016, ESH REIT recognized fixed rental revenues of approximately $346.4 million and $348.9 million, respectively. Due to the fact that percentage rental revenue thresholds specified in the leases were achieved during the second and third quarters of 2017 and 2016, ESH REIT recognized approximately $28.7 million and $36.8 million of percentage rental revenues during the three months ended September 30, 2017 and 2016, respectively, and approximately $28.9 million and $37.0 million during the nine months ended September 30, 2017 and 2016, respectively.
Overhead Expenses—ESA Management LLC, a wholly-owned subsidiary of the Corporation, incurs costs under a services agreement with the Corporation and ESH REIT for certain overhead services performed on the entities' behalf. The services relate to executive management, accounting, financial analysis, training and technology. For the three months ended September 30, 2017 and 2016, ESH REIT incurred approximately $2.4 million and $2.1 million, respectively, related to this agreement and for the nine months ended September 30, 2017 and 2016, ESH REIT incurred approximately $7.4 million and $6.7 million, respectively, related to this agreement, which is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The expenses ESH REIT incurred under this services agreement include expenses related to applicable employees that participate in the Corporation’s long-term incentive plan (as described in Note 11). Such charges were approximately $0.6 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively, and $1.6 million and $1.4 million for the nine months ended September 30, 2017 and 2016, respectively.
Debt and Equity Transactions
Share Repurchases—During the nine months ended September 30, 2017, ESH REIT repurchased and retired 2.0 million Class B common shares from the Selling Stockholders for approximately $12.2 million. These shares were purchased in connection with the secondary offerings consummated in the first and second quarters of 2017 and pursuant to, and counted toward, the combined Paired Share repurchase program.
Senior Notes Due 2025—In March 2016, in connection with ESH REIT's $800.0 million issuance of its 2025 Notes discussed in Note 6, an affiliate of one of the Former Sponsors acted as an initial purchaser and purchased and resold $24.0 million of the 2025 Notes. As such, the affiliate of one of the Former Sponsors earned approximately $0.4 million in fees related to the transaction during the three months ended March 31, 2016.
Unsecured Intercompany Facility—As of September 30, 2017, the outstanding balance owed by ESH REIT to the Corporation under the Unsecured Intercompany Facility was $50.0 million. ESH REIT is able to increase its borrowings under the Unsecured Intercompany Facility to an amount of up to $300.0 million, plus additional amounts, in each case, subject to certain conditions (see Note 6). During the three and nine months ended September 30, 2017, ESH REIT incurred approximately $0.6 million and $1.9 million, respectively, in interest expense related to the Unsecured Intercompany Facility.
Distributions—The Corporation owns all of the Class A common stock of ESH REIT, which represents approximately 57% of the outstanding shares of common stock of ESH REIT. During the three and nine months ended September 30, 2017, ESH REIT paid distributions of approximately $35.1 million and $107.7 million, respectively, to the Corporation in respect of the Class A common stock of ESH REIT. During the three and nine months ended September 30, 2016, ESH REIT paid distributions of approximately $25.0 million and $147.8 million (of which approximately $47.6 million had been declared as of December 31, 2015), respectively, to the Corporation in respect of the Class A common stock of ESH REIT.
Issuance of Common Stock—In September 2017, ESH REIT issued and was compensated approximately $0.2 million for approximately 26,000 shares of Class B common stock, each of which was attached to a share of Corporation common stock to form a Paired Share, used to settle vested restricted stock units. In March 2017, ESH REIT issued and was compensated approximately $1.7 million for approximately 283,000 shares of Class B common stock, each of which was attached to a share of Corporation common stock to form a Paired Share, used to settle vested restricted stock units. In September 2016, ESH REIT issued approximately 25,000 shares of Class B common stock, each of which was attached to a share of Corporation common stock to form a Paired Share, used to settle vested restricted stock units. ESH REIT was compensated approximately $0.2 million for the issuance of these shares in the fourth quarter of 2016. In March 2016, ESH REIT issued and was compensated approximately $1.1 million for approximately 199,000 shares of Class B common stock, each of which was attached to a share of Corporation common stock to form a Paired Share, used to settle vested restricted stock units.

Related Party Balances
Related party transaction balances as of September 30, 2017 and December 31, 2016, include the following (in thousands):

	September 30, 2017	December 31, 2016
Leases:
Rents receivable(1)	$21,993	$2,609
Deferred rents receivable(2)	$28,192	$40,259
Unearned rental revenues(1)	$(192,124)	$(39,898)

Debt:
Loan payable (Unsecured Intercompany Facility)(3)	$(50,000)	$(50,000)

Working capital and other:
Ordinary working capital(4)	$(10,367)	$(12,566)
Equity awards receivable(5)	13	958
Total working capital and other(6)	$(10,354)	$(11,608)
______________________

(1)
Fixed minimum rents are due one-month in advance. Percentage rents are due one-month in arrears. Rents receivable relate to September 2017 and December 2016 percentage rent, respectively. As of September 30, 2017, unearned rental revenues consisted of percentage rents of approximately $152.7 million and fixed minimum rents of approximately $39.4 million. As of December 31, 2016, unearned rental revenues consisted of fixed minimum rents of approximately $39.9 million.

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

(4)	Represents disbursements and/or receipts made by the Corporation or ESH REIT on the other entity's behalf. Includes overhead costs incurred by the Corporation on ESH REIT's behalf.

(5)	Represents amounts related to restricted stock units not yet settled or issued.

(6)	Outstanding balances are typically repaid within 30 days.

10.	COMMITMENTS AND CONTINGENCIES
Lease Commitments—ESH REIT is a tenant under long-term ground leases at four of its hotel properties. The initial terms of the ground lease agreements terminate at various dates between 2021 and 2096, and three leases include multiple renewal options for generally five or 10 year periods. Rent expense on ground leases is recognized on a straight-line basis and was approximately $0.4 million for each of the three months ended September 30, 2017 and 2016, and approximately $1.1 million for each of the nine months ended September 30, 2017 and 2016. Ground lease expense is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.
Other Commitments—ESH REIT has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of its properties is located. The initial term of the agreement terminates in 2031. The cost related to this commitment was approximately $0.1 million for each of the three months ended September 30, 2017 and 2016, respectively, and approximately $0.2 million for each of the nine months ended September 30, 2017 and 2016, respectively, and is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.
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
The Corporation and ESH REIT each maintain a long-term incentive plan (“LTIP”), as amended and restated in 2015, approved by their shareholders. Under the LTIPs, the Corporation and ESH REIT may issue to eligible employees or directors restricted stock awards ("RSAs"), restricted stock units ("RSUs") or other equity-based awards, in respect of Paired Shares, with service, performance or market vesting conditions. The aggregate number of Paired Shares that may be the subject of awards under the LTIPs shall not exceed 8.0 million, of which no more than 4.0 million may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIP has a share reserve of an equivalent number of shares of Corporation common stock and ESH REIT Class B common stock. As of September 30, 2017, approximately 3.8 million Paired Shares were available for future issuance under the LTIPs.
Equity-based compensation expense is recognized by amortizing the grant-date fair value of the equity-based awards, less estimated forfeitures, on a straight-line basis over the requisite service period of each award. The grant-date fair value of equity-based awards is based on the closing price of a Paired Share on the date of grant. A portion of the grant-date fair value of all equity-based awards is allocated to a share of Corporation common stock and a portion is allocated to a share of ESH REIT Class B common stock. Expense related to the portion of the grant-date fair value with respect to a share of Corporation common stock is recorded as a payable due to the Corporation. Expense related to the portion of the grant-date fair value with respect to a share of ESH REIT Class B common stock is recorded as an increase to additional paid in capital. During the three and nine months ended September 30, 2017, ESH REIT incurred approximately $0.1 million and $0.3 million, respectively, of equity-based compensation expense related to its equity-based awards. During the three and nine months ended September 30, 2016, ESH REIT incurred approximately $0.6 million and $1.5 million, respectively, of equity-based compensation expense related to its equity-based awards.
As of September 30, 2017, there was approximately $0.4 million of unrecognized compensation expense related to outstanding equity-based awards, which is expected to be recognized subsequent to September 30, 2017 over a weighted-average period of approximately 0.9 years. Total unrecognized compensation expense will be adjusted for actual forfeitures.

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

The Corporation accounts for awards issued under its LTIP in a manner similar to ESH REIT. For all LTIP awards granted by the Corporation, ESH REIT will receive compensation for the fair value of the Class B shares on the date of settlement of such Class B shares by ESH REIT. As of September 30, 2017, the Corporation has granted a total of approximately 3.2 million service-based, performance-based and market-based RSUs, of which approximately 1.3 million RSUs were either forfeited or settled. As a counterparty to these outstanding RSUs, ESH REIT is expected to issue and be compensated in cash for approximately 1.9 million shares of Class B common stock of ESH REIT in future periods, assuming performance-based and market-based awards vest at 100% and no forfeitures.
RSA/RSU activity during the nine months ended September 30, 2017, was as follows:

	Number of RSAs/RSUs (in thousands)	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2017	28	$14.57
Granted	26	$17.56
Settled	(15)	$13.66
Forfeited	—	$—
Outstanding at September 30, 2017	39	$16.91
Vested at September 30, 2017	—	$—
Nonvested at September 30, 2017	39	$16.91

12.	SUBSEQUENT EVENTS
On November 7, 2017, the Board of Directors of ESH REIT declared a cash distribution of $0.10 per share for the third quarter of 2017 on its Class A and Class B common stock. The distribution is payable on December 5, 2017 to shareholders of record as of November 21, 2017.
In October and November 2017, ESH REIT executed two purchase and sale agreements to divest twenty-six Extended Stay America-branded hotels for approximately $128.5 million, subject to adjustment. These transactions are expected to close in 2018 upon and subject to the completion of customary due diligence and the satisfaction or waiver of certain closing conditions.

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

•
Former Sponsors means, collectively, Centerbridge Partners, L.P., Paulson & Co. Inc. and The Blackstone Group L.P. and their funds or affiliates. After giving effect to the 2017 Secondary Offerings, funds or affiliates of Centerbridge Partners, L.P. and The Blackstone Group L.P. no longer own any Paired Shares and funds or affiliates of Paulson & Co. Inc. (individually referred to as a Former Sponsor) own approximately 1.8 million Paired Shares, which represents approximately 0.9% of the Company's issued and outstanding Paired Shares as of September 30, 2017.

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

•	Mid-price extended stay segment means the segment of the extended stay market that generally operates at a daily rate between $55 and $105.

•	Occupancy or occupancy rate means the total number of rooms sold in a given period divided by the total number of rooms available during that period.

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
Overview
We are the largest integrated owner/operator of company-branded hotels in North America. Our business operates in the extended stay segment of the lodging industry, and as of September 30, 2017, we owned and operated 625 hotel properties comprising approximately 68,800 rooms located in 44 states across the United States. We currently operate all of our hotels under our core brand, Extended Stay America, which serves the mid-price extended stay segment, and accounts for approximately 46% of the segment by number of rooms in the United States.
Our extended stay hotels are designed to provide an affordable and attractive alternative to traditional lodging or apartment accommodations and are targeted toward self-sufficient, value-conscious guests. Our hotels feature fully-furnished rooms with in-room kitchens, complimentary grab-and-go breakfast, free WiFi, flat screen TVs and on-site guest laundry. Our guests include business travelers, leisure travelers, professionals on temporary work or training assignments, persons relocating, temporarily displaced or purchasing a home and anyone else in need of temporary housing. Our guests generally rent accommodations on a weekly or longer term basis. For the twelve months ended September 30, 2017, approximately 37.0%, 22.0% and 41.0% of our total revenues were derived from guests with stays from 1-6 nights, from 7-29 nights and 30 or more nights, respectively.
We use a central reservation system to provide access to our hotel inventory through a wide variety of channels, including property-direct, our central call center, our desktop and mobile websites, travel agency global distribution systems and wholesale and online travel agents. We outsource our reservation system, call center and management of our website. For the twelve months ended September 30, 2017, approximately 31.6% of our total revenues was derived from property-direct reservations, approximately 24.5% was derived from our central call center, approximately 16.5% was derived from our own proprietary website, approximately 23.0% was derived from online travel agents and approximately 4.4% was derived from travel agency global distribution systems.
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
During the second quarter of 2017, we completed a hotel renovation program which began in 2011 and included each of our 625 hotels. In order to achieve our strategic objectives, our current and future plans include some or all the following:

•	Performing future hotel renovations at our hotel properties;

•	Repurposing and/or rebuilding certain of our hotel properties;

•	Building new Extended Stay America hotel properties which we expect to own and operate;

•	Divesting certain of our hotels to franchisees which we expect will remain under the Extended Stay America brand and for which we may perform management and/or other services;

•	Converting existing hotels to the Extended Stay America brand, either as franchises or on our own balance sheet;

•	Franchising newly constructed Extended Stay America branded hotel properties which we expect will be owned by franchisees and for which we may perform management and/or other services; and

•	Acquiring additional hotel properties and/or other lodging companies.
In October 2016, the Corporation and ESH REIT executed a purchase and sale agreement to divest three Extended Stay Canada-branded hotels for 76.0 million Canadian dollars. In March 2017, ESH REIT executed a purchase and sale agreement to divest one U.S.-based hotel for approximately $5.4 million. These transactions closed in May 2017 and the Corporation and ESH REIT recognized a net loss on these sales during the nine months ended September 30, 2017 of approximately $1.9 million and $3.3 million, respectively.
Also in October 2016, ESH REIT executed a purchase and sale agreement to divest one Extended Stay America-branded hotel for approximately $44.8 million, subject to adjustment. This transaction is expected to close upon and subject to the completion of customary due diligence and the satisfaction or waiver of certain closing conditions.
In October and November 2017, ESH REIT executed two purchase and sale agreements to divest twenty-six Extended Stay America-branded hotels for approximately $130.4 million, including approximately $1.9 million in initial franchise application fees, subject to adjustment. The Company expects to manage twenty-five of the hotels. These transactions are expected to close in 2018 upon and subject to the completion of customary due diligence and the satisfaction or waiver of certain closing conditions.

Understanding Our Results of Operations—The Company
Revenues and Expenses. The Company’s revenues are derived from hotel ownership and operations. Hotel operating expenses account for the largest portion of the Company’s operating expenses and reflect ongoing expenses associated with the ownership and operation of our hotels.
The following table presents the components of the Company’s revenues as a percentage of our total revenues for the nine months ended September 30, 2017:

Percentage of 2017 Year to Date Revenues
• Room revenues. Room revenues are driven primarily by ADR and occupancy. Pricing policy and customer mix are significant drivers of ADR. Due to our relatively high occupancy levels, our primary focus is on increasing RevPAR by increasing ADR. For the nine months ended September 30, 2017, we experienced RevPAR growth of approximately 1.3% compared to the nine months ended September 30, 2016, mainly due to an increase in shorter-stay business and leisure guests, the collective impact of our recently completed hotel renovation program and focus on service excellence.	98.3%
•     Other hotel revenues. Other hotel revenues include ancillary revenues such as laundry revenues, vending commissions, additional housekeeping fees, purchased WiFi upgrades, parking revenues and pet charges. Occupancy and customer mix, as well as the number and percentage of guests that have longer-term stays, have been historical drivers of other hotel revenues. We experienced an increase in other hotel revenues of approximately $1.9 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to increases in guest purchased Wifi upgrades and smoking, parking, and pet fee revenues.
1.7%
The following table presents the components of the Company’s operating expenses as a percentage of our total operating expenses for the nine months ended September 30, 2017:

Percentage of 2017 Year to Date Operating Expenses
•     Hotel operating expenses. Hotel operating expenses have both fixed and variable components. Operating expenses that are relatively fixed include personnel expense, real estate tax expense and property insurance premium expense. Occupancy is a key driver of expenses that have a high degree of variability such as housekeeping services and amenity costs. Other variable expenses include marketing costs, reservation costs, property insurance claims expense and repairs and maintenance expense. We experienced a decrease in hotel operating expenses of approximately $1.8 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, mainly due to decreases in reservation costs, utilities expense, maintenance expense and amenity costs, partially offset by an increase in personnel costs and credit card disputes.
62.2%
• General and administrative expenses. General and administrative expenses include expenses associated with corporate overhead. These costs consist primarily of compensation expense of our corporate staff, which includes equity-based compensation, and professional fees, including audit, tax, legal and consulting fees.	10.6%
• Depreciation and amortization. Depreciation and amortization is a non-cash charge that relates primarily to the acquisition and related usage of hotels and other property and equipment, including capital expenditures incurred with respect to our recently completed hotel renovations.	24.3%
• Impairment of long-lived assets. Impairment of long-lived assets is a non-cash charge recognized when events and circumstances indicate that the carrying value of an individual asset, or group of assets, may not be recoverable.	2.9%

Understanding Our Results of Operations—ESH REIT
Revenues. ESH REIT’s rental revenues are generated from leasing its hotel properties. Rental revenues consist of fixed minimum rental payments recognized on a straight-line basis over the lease terms plus specified percentages of total hotel revenues over designated thresholds.
Expenses. The following table presents the components of ESH REIT’s operating expenses as a percentage of ESH REIT’s total operating expenses for the nine months ended September 30, 2017:

Percentage of 2017 Year to Date Operating Expenses
• Hotel operating expenses. ESH REIT’s hotel operating expenses include expenses directly related to ownership of the hotels, such as real estate tax expense, loss on disposal of assets and property insurance premium and claims expense.	26.1%
• General and administrative expenses. General and administrative expenses include overhead expenses incurred directly by ESH REIT and administrative costs reimbursed to ESA Management.	4.7%
• Depreciation. Depreciation is a non-cash charge that relates primarily to the acquisition and related usage of hotels and other property and equipment, including capital expenditures incurred with respect to ESH REIT's recently completed hotel renovations.	63.6%
• Impairment of long-lived assets. Impairment of long-lived assets is a non-cash charge recognized when events and circumstances indicate that the carrying value of an individual asset or group of assets may not be recoverable.	5.6%
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
Results of Operations—The Company
Comparison of Three Months Ended September 30, 2017 and September 30, 2016
As of September 30, 2016, we owned and operated 629 hotels, consisting of approximately 69,400 rooms. In May 2017, we sold three Extended Stay Canada-branded hotels and one additional U.S.-based hotel. As a result, as of September 30, 2017, we owned and operated 625 hotels, consisting of approximately 68,800 rooms. The following table presents our consolidated results of operations for the three months ended September 30, 2017 and 2016, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended September 30,
	2017	2016	Change ($)	Change (%)
Revenues:
Room revenues	$345,089	$349,076	$(3,987)	(1.1)%
Other hotel revenues	5,777	5,445	332	6.1%
Total revenues	350,866	354,521	(3,655)	(1.0)%
Operating expenses:
Hotel operating expenses	152,155	149,860	2,295	1.5%
General and administrative expenses	23,823	24,612	(789)	(3.2)%
Depreciation and amortization	57,314	55,955	1,359	2.4%
Impairment of long-lived assets	—	2,756	(2,756)	n/a
Total operating expenses	233,292	233,183	109	—%
Other income	344	2	342	17,100.0%
Income from operations	117,918	121,340	(3,422)	(2.8)%
Other non-operating income	(278)	(305)	27	(8.9)%
Interest expense, net	31,651	48,713	(17,062)	(35.0)%
Income before income tax expense	86,545	72,932	13,613	18.7%
Income tax expense	20,295	15,867	4,428	27.9%
Net income	66,250	57,065	9,185	16.1%
Net income attributable to noncontrolling interests (1)	(12,374)	(10,509)	(1,865)	17.7%
Net income attributable to Extended Stay America, Inc. common shareholders	$53,876	$46,556	$7,320	15.7%
________________________________

(1)	Noncontrolling interests in Extended Stay America, Inc. include approximately 43% and 45% of ESH REIT’s common equity as of September 30, 2017 and 2016, respectively.
The following table presents key operating metrics, including occupancy, ADR, RevPAR, hotel inventory and renovation displacement data for our hotels for the three months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30,
	2017	2016		Change
Number of hotels (as of September 30)(1)	625	629		(4)
Number of rooms (as of September 30)(1)	68,780	69,383		(603)
Occupancy	79.0%	79.4%		(40) bps
ADR	$69.01	$68.84		0.2%
RevPAR	$54.55	$54.65		(0.2)%
Hotel Inventory (as of September 30)(2):
Renovated Extended Stay America	625	547	(3)	78
Unrenovated Extended Stay America and other	—	82		(82)
Total number of hotels	625	629		(4)
Renovation Displacement Data (in thousands, except percentages)(2):
Total available room nights	6,326	6,383		(57)
Room nights displaced from renovation	4	64		(60)
% of available room nights displaced	0.1%	1.0%		(90) bps
__________________________________

(1)
In May 2017, the Company sold 4 hotels, three of which were included in “Renovated Extended Stay America” and one of which was included in “Unrenovated Extended Stay America and other” as of September 30, 2016.

(2)	See “—Liquidity and Capital Resources- Capital Expenditures- Hotel Renovation Program."

(3)	Includes three Extended Stay Canada-branded hotels that were sold.

Room revenues. Room revenues decreased by approximately $4.0 million, or 1.1%, to approximately $345.1 million for the three months ended September 30, 2017 compared to approximately $349.1 million for the three months ended September 30, 2016.  The decrease in room revenues was primarily due to the sale of our three Extended Stay Canada-branded hotels and one additional hotel in May 2017.
Other hotel revenues. Other hotel revenues increased by approximately $0.3 million, or 6.1%, to approximately $5.8 million for the three months ended September 30, 2017 compared to approximately $5.5 million for the three months ended September 30, 2016. This increase was mainly due to an increase in WiFi upgrades purchased by guests.
Hotel operating expenses. Hotel operating expenses increased by approximately $2.3 million, or 1.5%, to approximately $152.2 million for the three months ended September 30, 2017 compared to approximately $149.9 million for the three months ended September 30, 2016. The increase in hotel operating expenses was partly due to increases in personnel costs of approximately $2.1 million, marketing costs of approximately $0.9 million, repair and maintenance costs of $0.7 million and real estate taxes of $0.7 million. These increases were partially offset by decreases in insurance expense of $1.2 million and utilities expense of approximately $0.8 million.
General and administrative expenses. General and administrative expenses decreased by approximately $0.8 million, or 3.2%, to approximately $23.8 million for the three months ended September 30, 2017 compared to approximately $24.6 million for the three months ended September 30, 2016. The decrease was driven by lower consulting and professional fees of approximately $0.9 million and lower secondary offering costs of approximately $0.3 million, partially offset by an increase in personnel costs of approximately $0.3 million.
Depreciation and amortization. Depreciation and amortization increased by approximately $1.4 million, or 2.4%, to approximately $57.3 million for the three months ended September 30, 2017 compared to approximately $56.0 million for the three months ended September 30, 2016, which was primarily due to an increase in investment in hotel assets.
Impairment of long-lived assets. Asset impairments are recorded as required based on an evaluation of property and equipment and intangible assets for impairment. During the three months ended September 30, 2016, we recognized impairment charges of approximately $2.8 million related to one hotel property. No impairment charges were recognized during the three months ended September 30, 2017.
Other income. During the three months ended September 30, 2017, we recognized other income of approximately $0.3 million, which mainly consisted of management fees related to our Canadian hotels sold in May 2017 pursuant to separate management agreements which are expected to terminate on or before March 31, 2018.
Other non-operating expense. During the three months ended September 30, 2017, we recognized a non-cash foreign currency transaction gain of approximately $0.4 million, partially offset by non-cash charges related to our interest rate swap of approximately $0.1 million. During the three months ended September 30, 2016, we recognized a non-cash foreign currency transaction gain of approximately $0.3 million related to the depreciation of the U.S. dollar versus the Canadian dollar at our Canadian currency-based entities.
Interest expense, net. Net interest expense decreased by approximately $17.1 million, or 35.0%, to approximately $31.6 million for the three months ended September 30, 2017 compared to approximately $48.7 million for the three months ended September 30, 2016. During the three months ended September 30, 2016, we incurred debt extinguishment costs of approximately $14.1 million in connection with a mortgage loan repayment. The Company’s weighted-average interest rate decreased to approximately 4.5% as of September 30, 2017 compared to approximately 4.6% as of September 30, 2016. Additionally, the Company’s total outstanding debt balance decreased from approximately $2.6 billion, net of unamortized deferred financing costs and debt discounts, as of September 30, 2016 to approximately $2.5 billion, net of unamortized deferred financing costs and debt discounts, as of September 30, 2017.
Income tax expense. Our effective income tax rate increased by approximately 1.7 percentage points to approximately 23.5% for the three months ended September 30, 2017 compared to approximately 21.8% for the three months ended September 30, 2016. The Company’s effective tax rate is lower than the federal statutory rate of 35% due to ESH REIT’s status as a REIT under the provisions of the Internal Revenue Code of 1986 (as amended, the “Code”) during these periods. The increase in our effective income tax rate for the three months ended September 30, 2017 is primarily due to the fact that during the three months ended September 30, 2016, the Company recognized a benefit of approximately $0.8 million with respect to the reversal of a net deferred tax liability related to the Corporation's anticipated receipt of future ESH REIT nontaxable distributions in addition to discrete provision to return adjustments of approximately $2.0 million recognized upon filing of an income tax return.

Comparison of Nine Months Ended September 30, 2017 and September 30, 2016
As of September 30, 2016, we owned and operated 629 hotels consisting of approximately 69,400 rooms. In May 2017, we sold three Extended Stay Canada-branded hotels and one additional U.S.-based hotel. As a result, as of September 30, 2017, we owned and operated 625 hotels, consisting of approximately 68,800 rooms. The following table presents our consolidated results of operations for the nine months ended September 30, 2017 and 2016, including the amount and percentage change in these results between the periods (in thousands):

	Nine Months Ended September 30,
	2017	2016	Change ($)	Change (%)
Revenues:
Room revenues	$963,505	$960,046	$3,459	0.4%
Other hotel revenues	16,715	14,822	1,893	12.8%
Total revenues	980,220	974,868	5,352	0.5%
Operating expenses:
Hotel operating expenses	442,726	444,498	(1,772)	(0.4)%
General and administrative expenses	75,560	73,552	2,008	2.7%
Depreciation and amortization	172,789	164,274	8,515	5.2%
Impairment of long-lived assets	20,357	2,756	17,601	638.6%
Total operating expenses	711,432	685,080	26,352	3.8%
Loss on sale of hotel properties	(1,897)	—	(1,897)	n/a
Other income	2,400	20	2,380	11,900.0%
Income from operations	269,291	289,808	(20,517)	(7.1)%
Other non-operating income	(426)	(1,069)	643	(60.1)%
Interest expense, net	96,958	131,462	(34,504)	(26.2)%
Income before income tax expense	172,759	159,415	13,344	8.4%
Income tax expense	40,721	26,211	14,510	55.4%
Net income	132,038	133,204	(1,166)	(0.9)%
Net loss attributable to noncontrolling interests(1)	(3,286)	(8,873)	5,587	(63.0)%
Net income attributable to Extended Stay America, Inc. common shareholders	$128,752	$124,331	$4,421	3.6%
________________________________

(1)	Noncontrolling interests in Extended Stay America, Inc. include approximately 43% and 45% as of September 30, 2017 and 2016, respectively.

The following table presents key operating metrics, including occupancy, ADR, RevPAR, hotel inventory and renovation displacement data for our hotels for the nine months ended September 30, 2017 and 2016, respectively:

	Nine Months Ended September 30,
	2017	2016		Change
Number of hotels (as of September 30)(1)	625	629		(4)
Number of rooms (as of September 30)(1)	68,780	69,383		(603)
Occupancy	76.1%	75.2%		90 bps
ADR	$67.15	$67.09		0.1%
RevPAR	$51.13	$50.47		1.3%
Hotel Inventory (as of September 30)(2):
Renovated Extended Stay America	625	547	(3)	78
Unrenovated Extended Stay America and other	—	82		(82)
Total number of hotels	625	629		(4)
Renovation Displacement Data (in thousands, except percentages) (2):
Total available room nights	18,845	19,015		(170)
Room nights displaced from renovation	101	243		(142)
% of available room nights displaced	0.5%	1.3%		(80) bps
_________________________________

(1)
In May 2017, the Company sold 4 hotels, three of which were included in “Renovated Extended Stay America” and one of which was included in “Unrenovated Extended Stay America and other” as of September 30, 2016.

(2)	See “— Liquidity and Capital Resources - Capital Expenditures - Hotel Renovation Program."

(3)	Includes three Extended Stay Canada-branded hotels that were sold.
Room revenues. Room revenues increased by approximately $3.5 million, or 0.4%, to approximately $963.5 million for the nine months ended September 30, 2017 compared to approximately $960.0 million for the nine months ended September 30, 2016.  The increase in room revenues was primarily due to a 90 bps increase in occupancy, resulting in a 1.3% increase in RevPAR. These increases were primarily a result of an increase in shorter-stay business and leisure guests, the collective impact of our recently completed hotel renovation program and focus on service excellence. This increase was partially offset by a decrease in revenues as a result of the sale of our three Extended Stay Canada-branded hotels and one additional hotel in May 2017.
Other hotel revenues. Other hotel revenues increased by approximately $1.9 million, or 12.8%, to approximately $16.7 million for the nine months ended September 30, 2017 compared to approximately $14.8 million for the nine months ended September 30, 2016. This increase was mainly due to an increase in WiFi upgrades purchased purchased by guests and smoking, parking and pet fee revenues.
Hotel operating expenses. Hotel operating expenses decreased by approximately $1.8 million million, or 0.4%, to approximately $442.7 million for the nine months ended September 30, 2017 compared to approximately $444.5 million for the nine months ended September 30, 2016. The decrease in hotel operating expenses was partly due to a decrease in reservation costs of approximately $2.2 million, which related to a decrease in commissionable bookings through certain online travel agents as well as a shift in booking channels used by our guests, and decreases in utilities expense of approximately $1.7 million, maintenance expense of approximately $1.1 million and amenity costs of approximately $1.0 million. These decreases were partially offset by an increase in personnel expense of approximately $2.6 million, as well as an increase in credit card disputes of approximately $1.7 million.
General and administrative expenses. General and administrative expenses increased by approximately $2.0 million, or 2.7%, to approximately $75.6 million for the nine months ended September 30, 2017 compared to approximately $73.6 million for the nine months ended September 30, 2016. The increase was driven by an increase in personnel expense of approximately $1.7 million, including equity-based compensation expense of approximately $0.4 million, and an increase in consulting and professional fees of approximately $1.1 million, including an increase in secondary offering costs of approximately $0.7 million.
Depreciation and amortization. Depreciation and amortization increased by approximately $8.5 million, or 5.2%, to approximately $172.8 million for the nine months ended September 30, 2017 compared to approximately $164.3 million for the nine months ended September 30, 2016, which was primarily due to an increase in investment in hotel assets.

Impairment of long-lived assets. Asset impairments are recorded as required based on an evaluation of property and equipment and intangible assets for impairment. During the nine months ended September 30, 2017, we recognized impairment charges of approximately $20.4 million related to property and equipment, $12.4 million of which related to our three Extended Stay Canada-branded hotels which were sold in May 2017. The additional $7.9 million in impairment charges related to two hotel properties. Impairment charges of $2.8 million were recognized during the nine months ended September 30, 2016.
Loss on sale of hotel properties. During the nine months ended September 30, 2017, we recognized a loss on sale of hotel properties of approximately $1.9 million related to the sale of three Extended Stay Canada-branded hotels in May 2017. No hotels were sold during the nine months ended September 30, 2016.
Other income. During the nine months ended September 30, 2017, we recognized other income of approximately $2.4 million, which consisted of the settlement of a lawsuit, the receipt of funds related to a temporary easement at one of our hotel properties and management fees related to the Canadian hotels sold in May 2017 pursuant to separate management agreements which are expected to terminate on or before March 31, 2018.
Other non-operating income. During the nine months ended September 30, 2017, we recognized a non-cash foreign currency transaction gain of approximately $0.8 million, partially offset by non-cash charges related to our interest rate swap of approximately $0.4 million. During the nine months ended September 30, 2016, we recognized a non-cash foreign currency transaction gain of approximately $1.1 million related to the depreciation of the U.S. dollar versus the Canadian dollar at our Canadian currency-based entities.
Interest expense, net. Excluding debt modification costs of approximately $1.2 million incurred during the nine months ended September 30, 2017 related to the repricing of ESH REIT's senior secured term loan facility, and excluding debt extinguishment costs of approximately $26.2 million incurred during the nine months ended September 30, 2016 related to the full repayment of the balance outstanding under ESH REIT’s previous term loan facility and the partial repayment of ESH REIT's previous mortgage loan, net interest expense decreased by approximately $9.5 million, or 9.0%, to approximately $95.8 million for the nine months ended September 30, 2017 compared to approximately $105.3 million for the nine months ended September 30, 2016. The Company’s weighted-average interest rate decreased to approximately 4.5% as of September 30, 2017 compared to approximately 4.6% as of September 30, 2016. Additionally, the Company’s total outstanding debt balance decreased from approximately $2.6 billion, net of unamortized deferred financing costs and debt discounts, as of September 30, 2016 to approximately $2.5 billion, net of unamortized deferred financing costs and debt discounts, as of September 30, 2017.
Income tax expense. Our effective income tax rate increased by approximately 7.2 percentage points to approximately 23.6% for the nine months ended September 30, 2017 compared to approximately 16.4% for the nine months ended September 30, 2016. The Company’s effective tax rate is lower than the federal statutory rate of 35% due to ESH REIT’s status as a REIT under the provisions of the Code during these periods. The increase in our effective income tax rate for the nine months ended September 30, 2017 is primarily due to the fact that during the nine months ended September 30, 2016, the Company recognized a benefit of approximately $8.5 million with respect to the reversal of a net deferred tax liability related to the Corporation's anticipated receipt of future ESH REIT nontaxable distributions and a benefit of approximately $1.8 million with respect to the reversal of net deferred tax liabilities which related to the previously estimated 5% of taxable income expected to be retained under ESH REIT's prior 95% distribution policy, which was changed during the three months ended March 31, 2016. In addition, the Company recognized a provision to return a benefit of approximately $2.0 million during the nine months ended September 30, 2016.
Results of Operations—ESH REIT
ESH REIT’s sole source of revenues is lease rental revenues and its hotel operating expenses reflect only those hotel operating expenses incurred directly related to ownership of the hotels. Administrative costs reimbursed to ESA Management are included as a component of general and administrative expenses.
Comparison of Three Months Ended September 30, 2017 and September 30, 2016
As of September 30, 2016, ESH REIT owned and leased 629 hotels, consisting of approximately 69,400 rooms. In May 2017, ESH REIT sold three Extended Stay Canada-branded hotels and one additional U.S.-based hotel. As a result, as of September 30, 2017, ESH REIT owned and leased 625 hotels, consisting of approximately 68,800 rooms. The following table presents ESH REIT’s consolidated results of operations for the three months ended September 30, 2017 and 2016, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended September 30,
	2017	2016	Change ($)	Change (%)
Revenues- Rental revenues from Extended Stay America, Inc.	$143,407	$153,139	$(9,732)	(6.4)%
Operating expenses:
Hotel operating expenses	22,578	22,155	423	1.9%
General and administrative expenses	3,722	3,476	246	7.1%
Depreciation	56,523	54,748	1,775	3.2%
Total operating expenses	82,823	80,379	2,444	3.0%
Other income	5	—	5	n/a
Income from operations	60,589	72,760	(12,171)	(16.7)%
Other non-operating income	(211)	(84)	(127)	151.2%
Interest expense, net	32,116	48,521	(16,405)	(33.8)%
Income before income tax expense	28,684	24,323	4,361	17.9%
Income tax expense	198	671	(473)	(70.5)%
Net income	$28,486	$23,652	$4,834	20.4%
Rental revenues from Extended Stay America, Inc. Rental revenues decreased by approximately $9.7 million, or 6.4%, to approximately $143.4 million for the three months ended September 30, 2017 compared to approximately $153.1 million for the three months ended September 30, 2016. The decrease in rental revenues was partly due to a decrease in fixed minimum rents related to the sale of the three Extended Stay Canada-branded hotels and one additional hotel in May 2017. Percentage rental revenues decreased by approximately $8.1 million to approximately $28.7 million during the three months ended September 30, 2017 from approximately $36.8 million during the three months ended September 30, 2016.
Hotel operating expenses. Hotel operating expenses increased by approximately $0.4 million, or 1.9%, to approximately $22.6 million for the three months ended September 30, 2017 compared to approximately $22.2 million for the three months ended September 30, 2016. This increase was due to an increase in real estate tax expense of approximately $0.9 million, partially offset by a decrease in the loss on disposal of assets of approximately $0.2 million and a decrease in property related costs that were obligations of ESH REIT due to its ownership of hotels, including property insurance claims, of approximately $0.2 million.
General and administrative expenses. General and administrative expenses increased by approximately $0.2 million, or 7.1%, to approximately $3.7 million for the three months ended September 30, 2017 compared to approximately $3.5 million for the three months ended September 30, 2016. The increase was mainly due to an increase in reimbursable costs of approximately $0.3 million to ESA Management for administrative services performed on ESH REIT’s behalf (including executive management, accounting, financial analysis, training and technology).
Depreciation. Depreciation increased by approximately $1.8 million, or 3.2%, to approximately $56.5 million for the three months ended September 30, 2017 compared to approximately $54.7 million for the three months ended September 30, 2016, which was primarily due to an increase in investment in hotel assets.
Other non-operating income. During the three months ended September 30, 2017, ESH REIT recognized a non-cash foreign currency transaction gain of approximately $0.3 million, partially offset by non-cash charges related to its interest rate swap of approximately $0.1 million. During the three months ended September 30, 2016, ESH REIT recognized a non-cash foreign currency transaction gain of less than $0.1 million.
Interest expense, net. Excluding debt extinguishment costs of approximately $14.1 million incurred during the three months ended September 30, 2016 related to the repayment of a mortgage loan, net interest expense decreased by approximately $2.4 million, or 7.0%, to approximately $32.1 million for the three months ended September 30, 2017 compared to approximately $34.5 million for the three months ended September 30, 2016 due to a decrease in ESH REIT’s weighted-average interest rate to approximately 4.5% as of September 30, 2017 compared to approximately 4.6% as of September 30, 2016. ESH REIT's total outstanding debt balance was approximately $2.6 billion, net of unamortized deferred financing costs and debt discounts, as of September 30, 2017 and 2016.
Income tax expense. ESH REIT’s effective income tax rate decreased by approximately 2.1 percentage points to 0.7% for the three months ended September 30, 2017 compared to 2.8% for the three months ended September 30, 2016. Income tax expense was approximately $0.2 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively. ESH REIT’s effective tax rate is lower than the federal statutory rate of 35% due to its status as a REIT under the provisions of the Code during these periods. During the three months ended September 30, 2016, ESH REIT recognized a discrete provision to return adjustment of approximately $0.5 million upon the filing of an income tax return.
Comparison of Nine Months Ended September 30, 2017 and September 30, 2016
As of September 30, 2016, ESH REIT owned and leased 629 hotels, consisting of approximately 69,400 rooms. In May 2017, ESH REIT sold three Extended Stay Canada-branded hotels and one additional U.S.-based hotel. As a result, as of September 30, 2017, ESH REIT owned and leased 625 hotels, consisting of approximately 68,800 rooms. The following table presents ESH REIT’s consolidated results of operations for the nine months ended September 30, 2017 and 2016, including the amount and percentage change in these results between the periods (in thousands):

	Nine Months Ended September 30,
	2017	2016	Change ($)	Change (%)
Revenues- Rental revenues from Extended Stay America, Inc.	$375,290	$385,873	$(10,583)	(2.7)%
Operating expenses:
Hotel operating expenses	69,589	68,757	832	1.2%
General and administrative expenses	12,516	10,677	1,839	17.2%
Depreciation	169,916	160,546	9,370	5.8%
Impairment of long-lived assets	15,046	—	15,046	n/a
Total operating expenses	267,067	239,980	27,087	11.3%
Loss on sale of hotel properties	(3,274)	—	(3,274)	n/a
Other income	640	—	640	n/a
Income from operations	105,589	145,893	(40,304)	(27.6)%
Other non-operating income	(271)	(858)	587	(68.4)%
Interest expense, net	97,779	129,886	(32,107)	(24.7)%
Loss before income tax expense (benefit)	8,081	16,865	(8,784)	(52.1)%
Income tax expense (benefit)	435	(3,128)	3,563	(113.9)%
Net loss	$7,646	$19,993	$(12,347)	(61.8)%
Rental revenues from Extended Stay America, Inc. Rental revenues decreased by approximately $10.6 million, or 2.7%, to approximately $375.3 million for the nine months ended September 30, 2017 compared to approximately $385.9 million for the nine months ended September 30, 2016. The decrease in rental revenues was partly due to a decrease in fixed minimum rents related to the sale of the three Extended Stay Canada-branded hotels and one additional hotel in May 2017. Percentage rental revenues decreased by approximately $8.1 million to approximately $28.9 million during the nine months ended September 30, 2017 from approximately $37.0 million during the nine months ended September 30, 2016.
Hotel operating expenses. Hotel operating expenses increased by approximately $0.8 million, or 1.2%, to approximately $69.6 million for the nine months ended September 30, 2017 compared to approximately $68.8 million for the nine months ended September 30, 2016. This increase was due to increases in real estate tax expense of approximately $1.6 million and the loss on disposal of assets of approximately $0.8 million. These increases were partially offset by a decrease of approximately $1.6 million in property related costs that were obligations of ESH REIT due to its ownership of the hotels, including property insurance claims.
General and administrative expenses. General and administrative expenses increased by approximately $1.8 million, or 17.2%, to approximately $12.5 million for the nine months ended September 30, 2017 compared to approximately $10.7 million for the nine months ended September 30, 2016. The increase was mainly due to an increase in consulting and other professional fees of approximately $1.1 million, including an increase in secondary offering costs of approximately $0.4 million, as well as an increase in reimbursable costs of approximately $0.7 million to ESA Management for administrative services performed on ESH REIT’s behalf (including executive management, accounting, financial analysis, training and technology).

Depreciation. Depreciation increased by approximately $9.4 million, or 5.8%, to approximately $169.9 million for the nine months ended September 30, 2017 compared to approximately $160.5 million for the nine months ended September 30, 2016, which was primarily due to an increase in investment in hotel assets.
Impairment of long-lived assets. Asset impairments are recorded as required based on an evaluation of property and equipment and intangible assets for impairment. During the nine months ended September 30, 2017, ESH REIT recognized an impairment charge of approximately $15.0 million related to its three Extended Stay Canada-branded hotels sold in May 2017. No impairment charges were recognized during the nine months ended September 30, 2016.
Loss on sale of hotel properties.  During the nine months ended September 30, 2017, ESH REIT recognized a loss on sale of hotel properties related to the sale of its three Extended Stay Canada-branded hotels of approximately $1.5 million and a loss on sale of one additional hotel of approximately $1.8 million in May 2017. No hotels were sold during the nine months ended September 30, 2016.
Other income. During the nine months ended September 30, 2017, ESH recognized other income of approximately $0.6 million related to the receipt of funds for a temporary easement at one of its hotel properties.
Other non-operating income. During the nine months ended September 30, 2017, ESH REIT recognized a non-cash foreign currency transaction gain of approximately $0.6 million, offset by non-cash charges related to its interest rate swap of approximately $0.3 million. During the nine months ended September 30, 2016, ESH REIT recognized a non-cash foreign currency transaction gain of approximately $0.9 million related to the depreciation of the U.S. dollar versus the Canadian dollar at ESH REIT's Canadian subsidiary.
Interest expense, net. Excluding debt modification costs of approximately $1.2 million incurred during the nine months ended September 30, 2017 related to the repricing of ESH REIT's senior secured term loan facility, and excluding debt extinguishment costs of approximately $26.2 million incurred during the nine months ended September 30, 2016 related to the full repayment of the balance outstanding under ESH REIT's previous term loan facility and the partial repayment of ESH REIT's previous mortgage loan, net interest expense decreased by approximately $7.1 million, or 6.9%, to approximately $96.6 million for the nine months ended September 30, 2017 compared to approximately $103.7 million for the nine months ended September 30, 2016 due to a decrease in ESH REIT’s weighted-average interest rate to approximately 4.5% as of September 30, 2017 compared to approximately 4.6% as of September 30, 2016. ESH REIT's total outstanding debt balance was approximately $2.6 billion, net of unamortized deferred financing costs and debt discounts, as of September 30, 2017 and 2016.
Income tax expense (benefit). ESH REIT’s effective income tax rate increased by approximately 23.9 percentage points to 5.4% for the nine months ended September 30, 2017 compared to (18.5)% for the nine months ended September 30, 2016. Income tax expense (benefit) was approximately $0.4 million and $(3.1) million for the nine months ended September 30, 2017 and 2016, respectively. ESH REIT’s effective tax rate is lower than the federal statutory rate of 35% due to its status as a REIT under the provisions of the Code during these periods. The change in ESH REIT’s effective income tax rate for the nine months ended September 30, 2017 is due to the fact that during the nine months ended September 30, 2016, ESH REIT recognized a benefit of approximately $0.8 million related to current state and foreign payable adjustments and a benefit of approximately $2.3 million with respect to the reversal of net deferred tax liabilities for the previously estimated 5% of taxable income expected to be retained under ESH REIT's prior 95% distribution policy, which was changed during the three months ended March 31, 2016.

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
The following table provides a reconciliation of room revenues, other hotel revenues and hotel operating expenses (excluding loss on disposal of assets) to Hotel Operating Profit and Hotel Operating Margin for the Company for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Room revenues	$345,089	$349,076	$963,505	$960,046
Other hotel revenues	5,777	5,445	16,715	14,822
Total hotel revenues	350,866	354,521	980,220	974,868
Hotel operating expenses (1)	150,108	147,605	434,661	437,242
Hotel Operating Profit	$200,758	$206,916	$545,559	$537,626
Hotel Operating Margin	57.2%	58.4%	55.7%	55.1%
_________________________________
(1) Excludes loss on disposal of assets of approximately $2.1 million, $2.2 million, $8.1 million and $7.2 million, respectively.
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

•
Other non-operating (income) expense—We exclude the effect of other non-operating expense or income, as we believe non-cash gains or losses on interest rate swaps or other derivatives and foreign currency transaction gains or losses are not reflective of ongoing or future operating performance.

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
The following table provides a reconciliation of net income to EBITDA and Adjusted EBITDA for the Company for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Net income	$66,250		$57,065		$132,038		$133,204
Interest expense, net	31,651		48,713		96,958		131,462
Income tax expense	20,295		15,867		40,721		26,211
Depreciation and amortization	57,314		55,955		172,789		164,274
EBITDA	175,510		177,600		442,506		455,151
Equity-based compensation	2,720		3,016		9,049		8,635
Other non-operating income	(278)	(1)	(305)	(2)	(426)	(3)	(1,069)	(4)
Impairment of long-lived assets	—		2,756		20,357		2,756
Loss on sale of hotel properties	—		—		1,897		—
Other expenses	2,314	(5)	2,666	(6)	9,333	(7)	7,718	(8)
Adjusted EBITDA	$180,266		$185,733		$482,716		$473,191
_________________________________

(1)	Includes foreign currency transaction gain of approximately $0.4 million and loss related to interest rate swap of approximately $0.1 million.

(2)	Includes foreign currency transaction gain of approximately $0.3 million.

(3)	Includes foreign currency transaction gain of approximately $0.8 million and loss related to interest rate swap of approximately $0.4 million.

(4)	Includes foreign currency transaction gain of approximately $1.1 million.

(5)
Includes loss on disposal of assets of approximately $2.1 million, transaction costs of approximately $0.1 million due to the revision of an estimate related to the sale of the three Canadian hotel properties in May 2017 and additional costs incurred in connection with the second quarter 2017 secondary offerings of approximately $0.1 million.

(6)	Includes loss on disposal of assets of approximately $2.2 million and costs incurred in connection with the October 2016 secondary offering of approximately $0.4 million.

(7)
Includes loss on disposal of assets of approximately $8.1 million, costs incurred in connection with the second quarter 2017 secondary offerings of approximately $1.1 million and transaction costs of approximately $0.1 million due to the revision of an estimate related to the sale of the three Canadian hotel properties in May 2017.

(8)
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

•	(Gain) loss on derivatives—We exclude non-cash gains or losses on interest rate swaps or other derivatives as we believe they are not reflective of our ongoing or future operating performance.
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
The following table provides a reconciliation of net income attributable to Extended Stay America, Inc. common shareholders to FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share for the Company for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per Paired Share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income per Extended Stay America, Inc. common share - diluted	$0.28	$0.23	$0.66	$0.61

Net income attributable to Extended Stay America, Inc. common shareholders	$53,876	$46,556	$128,752	$124,331
Noncontrolling interests attributable to Class B common shares of ESH REIT	12,370	10,505	3,274	8,861
Real estate depreciation and amortization	56,145	54,894	169,327	161,012
Impairment of long-lived assets	—	2,756	20,357	2,756
Loss on sale of hotel properties	—	—	1,897	—
Tax effect of adjustments to net income attributable to Extended Stay America, Inc. common shareholders	(13,138)	(14,355)	(44,835)	(38,063)
FFO	109,253	100,356	278,772	258,897
Debt modification and extinguishment costs	—	14,058	1,168	26,161
Loss on interest rate swap	103	—	356	—
Tax effect of adjustments to FFO	(24)	(3,500)	(354)	(6,272)
Adjusted FFO	$109,332	$110,914	$279,942	$278,786
Adjusted FFO per Paired Share - diluted	$0.57	$0.55	$1.44	$1.38
Weighted Average Paired Shares outstanding - diluted	193,331	200,696	194,001	202,252
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
The following table provides a reconciliation of net income attributable to Extended Stay America, Inc. common shareholders to Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per Paired Share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Net income per Extended Stay America, Inc. common share - diluted	$0.28		$0.23		$0.66		$0.61

Net income attributable to Extended Stay America, Inc. common shareholders	$53,876		$46,556		$128,752		$124,331
Noncontrolling interests attributable to Class B common shares of ESH REIT	12,370		10,505		3,274		8,861
Paired Share Income	66,246		57,061		132,026		133,192
Debt modification and extinguishment costs	—		14,058		1,168		26,161
Other non-operating income	(278)	(1)	(305)	(2)	(426)	(3)	(1,069)	(4)
Impairment of long-lived assets	—		2,756		20,357		2,756
Loss on sale of hotel properties	—		—		1,897		—
Other expenses	2,314	(5)	2,666	(6)	9,333	(7)	7,718	(8)
Tax effect of adjustments to Paired Share Income	(477)		(4,775)		(7,570)		(8,505)
Adjusted Paired Share Income	$67,805		$71,461		$156,785		$160,253
Adjusted Paired Share Income per Paired Share – diluted	$0.35		$0.36		$0.81		$0.79
Weighted average Paired Shares outstanding – diluted	193,331		200,696		194,001		202,252
_______________________________

(1)	Includes foreign currency transaction gain of approximately $0.4 million and loss related to interest rate swap of approximately $0.1 million.

(2)	Includes foreign currency transaction gain of approximately $0.3 million.

(3)	Includes foreign currency transaction gain of approximately $0.8 million and loss related to interest rate swap of approximately $0.4 million.

(4)	Includes foreign currency transaction gain of approximately $1.1 million.

(5)
Includes loss on disposal of assets of approximately $2.1 million, transaction costs of approximately $0.1 million due to the revision of an estimate related to the sale of the three Canadian hotel properties in May 2017 and costs incurred in connection with the second quarter 2017 secondary offerings of approximately $0.1 million.

(6)	Includes loss on disposal of assets of approximately $2.2 million and costs incurred in connection with the October 2016 secondary offering of approximately $0.4 million.

(7)
Includes loss on disposal of assets of approximately $8.1 million, and costs incurred in connection with the second quarter 2017 secondary offerings of approximately $1.1 million and transaction costs of approximately $0.1 million due to the revision of an estimate related to the sale of the three Canadian hotel properties in May 2017.

(8)
Includes loss on disposal of assets of approximately $7.2 million, costs incurred in connection with the October 2016 secondary offering of approximately $0.4 million and transaction costs of approximately $0.1 million due to the revision of an estimate related to the sale of 53 hotel properties in December 2015.

Liquidity and Capital Resources
Company Overview
On a consolidated basis, we have historically generated significant cash flow from operations and have financed our ongoing business primarily with existing cash, cash flow generated from operations, and in certain instances, proceeds from asset dispositions. We generated cash flow from operations of approximately $369.4 million for the nine months ended September 30, 2017.
Our current liquidity requirements consist primarily of funds necessary to pay for or fund (i) hotel operating expenses, (ii) recurring maintenance and capital expenditures necessary to maintain our hotels, (iii) general and administrative expenses, (iv) interest expense, (v) income taxes, (vi) Paired Share repurchases, (vii) Corporation distributions and required ESH REIT distributions and (viii) certain phases of our growth and other strategic initiatives (See “Overview”). We expect to fund our current liquidity requirements from a combination of cash on hand, cash flow generated from operations, borrowings under our revolving credit facilities, as needed, and in certain instances proceeds from asset dispositions.
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
The Company had unrestricted cash and cash equivalents of approximately $116.7 million at September 30, 2017. Based upon the current level of operations, management believes that our cash flow from operations, together with our cash balances and available borrowings under our revolving credit facilities, will be adequate to meet our anticipated funding requirements and business objectives for the foreseeable future. We regularly review our capital structure and at any time may refinance or repay existing indebtedness, incur new indebtedness or purchase debt or equity securities.
On November 7, 2017, the Board of Directors of ESH REIT declared a cash distribution of $0.10 per Class A and Class B common share for the third quarter of 2017. Additionally, the Board of Directors of the Corporation declared a cash distribution of $0.11 per common share for the third quarter of 2017. These distributions, which total $0.21 per Paired Share, will be payable on December 5, 2017 to shareholders of record as of November 21, 2017.
The following table outlines distributions declared or paid to date in 2017:

Declaration Date	Record Date	Date Paid/Payable	ESH REIT Distribution	Corporation Distribution	Total Distribution

11/7/2017	11/21/2017	12/5/2017	$0.10	$0.11	$0.21
8/1/2017	8/15/2017	8/29/2017	$0.14	$0.07	$0.21
4/27/2017	5/11/2017	5/25/2017	$0.14	$0.07	$0.21
2/28/2017	3/14/2017	3/28/2017	$0.15	$0.04	$0.19
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
In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program for up to $100 million of Paired Shares. In February 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $100 million to up to $200 million of Paired Shares. In December 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $200 million to up to $300 million of Paired Shares and extended the maturity date of the program through December 31, 2017, each effective January 1, 2017. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of September 30, 2017, since the inception of the program, the Corporation and ESH REIT had repurchased and retired their respective portion of approximately 12.8 million Paired Shares for approximately $198.7 million. Approximately $101.4 million is remaining under the repurchase program.
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
The Corporation
The Corporation’s primary source of liquidity is distribution income it receives in respect of its ownership of 100% of the Class A common stock of ESH REIT, which as of September 30, 2017, represents approximately 57% of the outstanding common stock of ESH REIT. Other sources of liquidity include income from the operations of the Operating Lessees, ESA Management and ESH Strategies.
In August 2016, the Corporation loaned $75.0 million to ESH REIT under an unsecured intercompany credit facility (the "Unsecured Intercompany Facility"). As of September 30, 2017, the outstanding balance under the Unsecured Intercompany Facility was $50.0 million. Subject to certain conditions, the outstanding balance under the Unsecured Intercompany Facility may be increased to up to $300.0 million. See Notes 7 and 11 to the unaudited condensed consolidated financial statements of

Extended Stay America, Inc. and Notes 6 and 9 to the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 1 in this combined quarterly report on Form 10-Q, for additional detail on the Unsecured Intercompany Facility.
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
ESH REIT
ESH REIT’s primary source of liquidity is rental revenues derived from leases. ESH REIT’s current liquidity requirements include (i) fixed costs associated with ownership of hotel properties, including interest expense, (ii) scheduled principal payments on its outstanding indebtedness, including the repayment of any outstanding amounts under the 2016 ESH REIT Credit Facilities and the Unsecured Intercompany Facility, (iii) real estate tax expense, (iv) property insurance premium and claims expense, (v) general and administrative expenses (including administrative costs reimbursed to the Corporation), (vi) capital expenditures, including capital expenditures incurred to perform hotel renovations, repurpose and/or rebuild certain hotels, construct new hotels and acquire additional hotel properties and/or other lodging companies and (vii) the payment of distributions.
ESH REIT’s long-term liquidity requirements include funds necessary to (i) perform capital expenditures related to hotel renovations, (ii) repurpose and/or rebuild certain of ESH REIT’s existing hotel properties, (iii) build new Extended Stay America branded owned hotels, (iv) acquire additional hotel properties and/or other lodging companies, and (v) refinance (including prior to or in connection with debt maturity payments) ESH REIT’s 2016 Term Facility and ESH REIT’s 2025 Notes maturing in August 2023 and May 2025, respectively. See Note 6 to the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., which are included in Item 1 in this combined quarterly report on Form 10-Q, for additional detail on ESH REIT’s debt obligations.
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
Comparison of Nine Months Ended September 30, 2017 and September 30, 2016
We had unrestricted cash and cash equivalents of approximately $116.7 million and $149.8 million at September 30, 2017 and 2016, respectively. The following table summarizes the changes in our cash and cash equivalents as a result of operating, investing and financing activities for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016	Change ($)
Cash provided by (used in):
Operating activities	$369,419	$335,990	$33,429
Investing activities	(84,208)	(100,793)	16,585
Financing activities	(252,984)	(458,635)	205,651
Effects of changes in exchange rate on cash and cash equivalents	275	34	241
Net increase (decrease) in cash and cash equivalents	$32,502	$(223,404)	$255,906
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled approximately $369.4 million for the nine months ended September 30, 2017 compared to approximately $336.0 million for the nine months ended September 30, 2016, an increase of approximately $33.4 million. Cash flows provided by operating activities were positively impacted during the nine months ended September 30, 2017 by additional cash generated from improved operating performance, specifically a 1.3% increase in RevPAR and a 60 bps increase in Hotel Operating Margin, as well as a decrease in income tax payments of $24.4 million, partially offset by higher cash interest payments of $3.2 million.
Cash Flows used in Investing Activities
Cash flows used in investing activities totaled approximately $84.2 million for the nine months ended September 30, 2017 compared to approximately $100.8 million for the nine months ended September 30, 2016, a decrease of approximately

$16.6 million. Cash flows used in investing activities decreased during the nine months ended September 30, 2017 due to a decrease in purchases of property and equipment of $33.6 million as a result of the completion of our hotel renovation program during the second quarter of 2017. Additionally, during the nine months ended September 30, 2017, the Company received net proceeds of approximately $48.0 million related to the sale of four hotels. These changes were offset by a decrease in restricted cash of approximately $62.7 million provided in 2016 by escrow accounts as a result of the repayment of ESH REIT’s mortgage loan in August 2016.
Cash Flows used in Financing Activities
Cash flows used in financing activities totaled approximately $253.0 million for the nine months ended September 30, 2017 compared to approximately $458.6 million million for the nine months ended September 30, 2016, a decrease of approximately $205.6 million. Cash flows used in financing activities decreased mainly due to lower net debt repayments of $152.1 million, a decrease in distributions paid to Paired Shareholders of approximately $44.0 million as a result of the special distribution paid in January 2016 and fewer share repurchases.
Sources and Uses of Cash – ESH REIT
The following cash flow table and comparisons are provided for ESH REIT:
Comparison of Nine Months Ended September 30, 2017 and September 30, 2016
ESH REIT had unrestricted cash and cash equivalents of approximately $65.0 million and $36.4 million at September 30, 2017 and 2016, respectively. The following table summarizes the changes in ESH REIT’s cash and cash equivalents as a result of operating, investing and financing activities for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016	Change ($)
Cash provided by (used in):
Operating activities	$368,479	$375,253	$(6,774)
Investing activities	(88,079)	(100,871)	12,792
Financing activities	(268,893)	(461,215)	192,322
Net increase (decrease) in cash and cash equivalents	$11,507	$(186,833)	$198,340
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled approximately $368.5 million for the nine months ended September 30, 2017 compared to approximately $375.3 million for the nine months ended September 30, 2016, a decrease of approximately $6.8 million. Cash flows provided by operating activities decreased due to an increase in cash interest expense of $5.2 million and an increase in income tax payments of approximately $1.0 million.
Cash Flows used in Investing Activities
Cash flows used in investing activities totaled approximately $88.1 million for the nine months ended September 30, 2017 compared to approximately $100.9 million for the nine months ended September 30, 2016, a decrease of approximately $12.8 million. Cash flows used in investing activities decreased during the nine months ended September 30, 2017 due to a decrease in purchases of property and equipment of $33.3 million as a result of the completion of our hotel renovation program during the second quarter of 2017. Additionally, during the nine months ended September 30, 2017, ESH REIT received net proceeds of approximately $42.0 million related to the sale of four hotels. These changes were offset by a decrease in restricted cash of approximately $60.2 million provided in 2016 as a result of the repayment of ESH REIT’s mortgage loan in August 2016.
Cash Flows used in Financing Activities
Cash flows used in financing activities totaled approximately $268.9 million for the nine months ended September 30, 2017 compared to approximately $461.2 million for the nine months ended September 30, 2016, a decrease of approximately $192.3 million. Cash flows used in financing activities decreased mainly due to lower net debt repayments of $91.0 million, a decrease in distributions paid to ESH REIT shareholders of approximately $76.6 million as a result of the special distribution paid in January 2016 and fewer share repurchases.

Capital Expenditures
We maintain each of our hotels in good repair and condition and in conformity with applicable laws and regulations. The cost of all improvements and significant alterations are generally made with cash flows from operations. During the nine months ended September 30, 2017 and 2016, the Company incurred capital expenditures of approximately $133.3 million and $166.5 million, respectively. These capital expenditures were primarily made as a result of our hotel renovation program which was completed in the second quarter of 2017 and other capital projects. Funding for future capital expenditures is expected to be provided primarily from cash flows generated from operations or, to the extent necessary, the Corporation or ESH REIT revolving credit facilities, including the Unsecured Intercompany Facility. In 2017, we expect to incur capital expenditures between $163 million and $178 million, including amounts spent through the third quarter. As part of these capital expenditures, the Company expects to purchase land and incur additional capital expenditures related to new hotel development.
Hotel Renovations
In 2011, we began performing hotel renovations and executed a phased capital investment program across our portfolio in order to seek to drive increases in ADR and gain incremental market share. This hotel renovation program was undertaken in phases and by the second quarter of 2017, we had completed renovations across our entire 625-hotel portfolio. The renovations generally required approximately $1.0 million in capital spend per hotel. Hotel renovations typically included remodeling of common areas, new paint, carpet, signage, tile or vinyl flooring and counters in bathrooms and kitchens, as well as the refurbishment of furniture, replacement of aged mattresses and installation of new flat screen televisions, artwork, lighting and bedspreads. Total hotel renovation program expenditures were approximately $616.4 million.
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
Our Indebtedness
As of September 30, 2017, the Company’s total indebtedness was approximately $2.5 billion, net of unamortized deferred financing costs and debt discounts, including approximately $7.1 million of Corporation mandatorily redeemable preferred stock. ESH REIT's total indebtedness at September 30, 2017 was approximately $2.6 billion, net of unamortized deferred financing costs and debt discounts, including $50.0 million outstanding under the Unsecured Intercompany Facility. For a detailed discussion of our indebtedness, see Notes 7 and 9 to the unaudited condensed consolidated financial statements of Extended Stay America, Inc. and Note 6 to the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 1 in this combined quarterly report on Form 10-Q.
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
The Corporation
As of September 30, 2017, the Corporation had minimal exposure to market risk from changes in interest rates because it had no variable rate debt as there were no outstanding amounts drawn on the Corporation revolving credit facility. The Corporation's exposure to market risk from changes in interest rates may increase in future periods should the Corporation incur variable rate debt, including draws on the Corporation's revolving credit facility. The Corporation has minimal exposure to market risk from changes in foreign currency exchange rates due to the sale of the three Extended Stay Canada-branded hotels in May 2017, for which the Corporation is party to separate management agreements that are expected to terminate on or before March 31, 2018.
ESH REIT
As of September 30, 2017, approximately $1.3 billion of ESH REIT’s outstanding debt of approximately $2.6 billion, net of unamortized deferred financing costs and debt discounts, had a variable interest rate. ESH REIT is a counterparty to an interest rate swap at a fixed rate of 1.175%. The notional amount of the interest rate swap as of September 30, 2017 was $400.0 million, which reduces by $50.0 million every six months until the swap matures in September 2021. The remaining outstanding variable rate debt of approximately $887.0 million, which is not subject to the interest rate swap, remains subject to interest rate risk. If market rates of interest were to fluctuate by 1.0%, interest expense would increase or decrease by approximately $8.9 million annually, assuming that the net amount of ESH REIT’s unhedged variable interest rate debt remains at approximately $887.0 million.
ESH REIT sold its three Extended Stay Canada-branded hotels during the nine months ended September 30, 2017. As a result, ESH REIT has minimal exposure to market risk from changes in foreign currency exchange rates due to the fact that its only remaining Canadian currency-based assets and liabilities relate to residual working capital. A fluctuation of 1% in the exchange rate between the U.S. dollar and the Canadian dollar would result in foreign currency transaction gain or loss of approximately $0.2 million.

Item 4. Controls and Procedures
Controls and Procedures (Extended Stay America, Inc.)
Disclosure Controls and Procedures
As of September 30, 2017, Extended Stay America, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of Extended Stay America, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of Extended Stay America, Inc. concluded that the disclosure controls and procedures of Extended Stay America, Inc. were effective to ensure that information required to be disclosed in the reports that Extended Stay America, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of Extended Stay America, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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

Controls and Procedures (ESH Hospitality, Inc.)
Disclosure Controls and Procedures
As of September 30, 2017, ESH Hospitality, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of ESH Hospitality, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of ESH Hospitality, Inc. concluded that the disclosure controls and procedures of ESH Hospitality, Inc. were effective to ensure that information required to be disclosed in the reports that ESH Hospitality, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of ESH Hospitality, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuers and Affiliated Purchasers
Paired Share Repurchase Program
The following table sets forth all purchases made by or on behalf of the Corporation and ESH REIT or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of Paired Shares during each month in the third quarter of 2017.

Period	Total number of Paired Shares purchased (1)	Average price paid per Paired Share (2)	Total number of Paired Shares purchased as part of publicly announced program (1)	Maximum dollar value that may yet be purchased under the program(3)
July 1 - July 31, 2017	169,926	$19.49	169,926	$102,841,881
August 1 - August 31, 2017	76,000	$19.57	76,000	$101,354,561
September 1 - September 30, 2017	—	$—	—	$101,354,561
Total	245,926	$19.51	245,926	$101,354,561
_________________________________

(1)	Represents an equal number of Corporation common shares and ESH REIT Class B common shares, which were paired together on a one-for-one basis to form Paired Shares.

(2)
In the aggregate, the Corporation and ESH REIT paid approximately $3.1 million and $1.7 million, respectively, for their respective portion of the Paired Shares that were repurchased and retired during the three months ended September 30, 2017.

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

Approximately $101.4 million is remaining under the Paired Share repurchase program as of November 7, 2017.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description
10.1	Addendum to Management Agreement, dated September 18, 2017, by and between 8887322 Canada Inc. and HVM Canada Hotel Management ULC.
10.2	Termination of Trademark License Agreement, dated July 11, 2017, by and between ESH Strategies Branding LLC and ESA Canada Operating ULC (f/k/a ESA Canada Operating Lessee Inc.).
10.3	Trademark License Agreement, effective as of July 31, 2017, by and between ESH Strategies Branding LLC and ESH Strategies Franchise LLC.
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

EXTENDED STAY AMERICA, INC.

Date: November 7, 2017	By:	/s/ Gerardo I. Lopez
Gerardo I. Lopez
President and Chief Executive Officer

Date: November 7, 2017	By:	/s/ Jonathan S. Halkyard
Jonathan S. Halkyard
Chief Financial Officer

ESH HOSPITALITY, INC.

Date: November 7, 2017	By:	/s/ Gerardo I. Lopez
Gerardo I. Lopez
President and Chief Executive Officer

Date: November 7, 2017	By:	/s/ Jonathan S. Halkyard
Jonathan S. Halkyard
Chief Financial Officer