Form 10-K
period 2017-12-31
Extended Stay America, Inc.; ESH Hospitality, Inc.
filed 2018-02-27
CIK 1581164, 1507563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-K
__________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
As of June 30, 2017, the aggregate value of the registrants’ Paired Shares held by non-affiliates was approximately $3,726.9 million, based on the number of shares held by non-affiliates as of June 30, 2017 and the closing price of the registrants’ Paired Shares on the New York Stock Exchange on June 30, 2017.
As of February 23, 2018, Extended Stay America, Inc. had 191,110,012 shares of common stock outstanding and ESH Hospitality, Inc. had 250,493,583 shares of Class A common stock and 191,110,012 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our proxy statements relating to the 2018 Annual Meetings of Shareholders are incorporated by reference into Part III of this combined annual report on Form 10-K.

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
We believe combining the annual reports on Form 10-K of the Corporation and ESH REIT into this single report results in the following benefits:

•
Enhances investors’ understanding of the Corporation and ESH REIT by enabling investors, whose ownership of Paired Shares, as defined below, gives them an ownership interest in our hotel properties through ESH REIT and in the development, operation and franchising of hotels and other aspects of our business through the Corporation, to view the business as a whole;

•	Eliminates duplicative and potentially confusing disclosure and provides a more streamlined presentation, since a substantial amount of our disclosure applies to both the Corporation and ESH REIT; and

•	Creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.
CERTAIN DEFINED TERMS
The following defined terms, which relate to the corporate structure of the Corporation and ESH REIT, company-wide initiatives and lodging industry operating metrics, are used throughout this combined annual report on Form 10-K:

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

•
ESA Management means ESA Management LLC and its subsidiaries, which manage the Extended Stay America-branded hotel properties on behalf of the Operating Lessees and unaffiliated third-party hotel owners.

•
ESH REIT means ESH Hospitality, Inc., a Delaware corporation that has elected to be taxed as a real estate investment trust (“REIT”), and its subsidiaries. ESH REIT is a majority-owned subsidiary of the Corporation, which leases all of its hotel properties to the Operating Lessees.

•
ESH Strategies means ESH Hospitality Strategies LLC, a Delaware limited liability company and wholly-owned subsidiary of the Corporation, and one of its subsidiaries, ESH Strategies Branding LLC, which owns the intellectual property related to our business.

•
ESH Strategies Franchise means ESH Strategies Franchise LLC, a Delaware limited liability company and wholly-owned subsidiary of ESH Strategies, that licenses the Extended Stay America brand name from ESH Strategies and plans to relicense it to unaffiliated third-party franchisees.

•	Extended stay market means the market of hotels with a fully equipped kitchenette in each guest room, which accept reservations and do not require a lease, as defined by The Highland Group.

•
Hotel renovation means, when used in connection with our Company-wide initiative to renovate our hotel properties that was completed during the second quarter of 2017, upgrades that typically included remodeling of common areas, new paint, carpet, signage, tile or vinyl flooring and counters in bathrooms and kitchens, as well as the refurbishment of furniture, replacement of aged mattresses and installation of new flat screen televisions, artwork, lighting and bedspreads.

•	Mid-price extended stay segment means the segment of the extended stay market that generally operates at a daily rate between $55 and $105.

•	Occupancy or occupancy rate means the total number of rooms sold in a given period divided by the total number of rooms available during that period.

•	Operating Lessees means the wholly-owned subsidiaries of the Corporation that each lease a group of hotels from ESH REIT and, as stipulated under each lease agreement, operate the hotels.

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

•	Sponsors means, collectively, Centerbridge Partners, L.P., Paulson & Co. Inc. and The Blackstone Group L.P.
and their funds or affiliates (each of Centerbridge Partners, L.P., Paulson & Co. Inc. and The Blackstone Group L.P., together with its funds and affiliates is individually referred to as a Sponsor). After giving effect to multiple secondary offerings during 2015, 2016 and 2017, funds or affiliates of Centerbridge Partners, L.P. and The Blackstone Group L.P. no longer own any Paired Shares, and funds or affiliates of Paulson & Co. Inc. own approximately 1.8 million Paired Shares, which represent less than 1.0% of the Company's issued and outstanding Paired Shares, as of December 31, 2017.

•
Third-party intermediaries are unaffiliated third-party distribution channels that sell hotel inventory, including ours, for a fee on the internet. Third party intermediaries currently include Expedia.com and Booking.com (and their respective affiliated brands and distribution channels, such as Priceline, Hotwire, Kayak and Trivago) and may in the future include search engines such as Google and alternative lodging suppliers such as Airbnb and HomeAway. Third party intermediaries also include specialized intermediaries that locate and reserve hotel rooms for corporate lodgers.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This combined annual report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical facts included in this combined annual report on Form 10-K may be forward-looking.
Statements herein regarding our ability to meet our debt service obligations, future capital expenditures (including future hotel renovation programs), distribution policies, development, growth and franchise opportunities, anticipated benefits or use of proceeds from any dispositions, plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position and business outlook, business trends and other information referred to under “Business,” “Risk Factors,” “Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Distribution Policies” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include forward-looking statements. When used in this combined annual report on Form 10-K, the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “will,” “look forward to” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this combined annual report on Form 10-K. Such risks, uncertainties and other important factors include, but are not limited to the risk factors disclosed in Item 1A of this combined annual report on Form 10-K in the context of these risks and uncertainties.
We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that may be important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will have the results or affect on us or our business in the way expected. In particular, no assurance can be given that any of our planned or expected strategic initiatives or objectives discussed herein or in other filings with the SEC will be initiated or completed on our expected timing or at all. Estimates and forward-looking statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.

PART I
Item 1.        Business
Our Company
We are the largest integrated owner/operator of company-branded hotels in North America. Our business operates in the extended stay segment of the lodging industry, and as of December 31, 2017, we owned and operated 624 hotel properties comprising approximately 68,600 rooms located in 44 states across the United States. We currently operate all of our hotels under the Extended Stay America brand, which serves the mid-price extended stay segment and accounts for approximately 45% of the segment by number of rooms in the United States. For the year ended December 31, 2017, we had total revenues of approximately $1.3 billion, net income of approximately $172.2 million and Adjusted EBITDA of approximately $622.9 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.
Our extended stay hotels are designed to provide an affordable and attractive alternative to traditional lodging or apartment accommodations and are targeted toward self-sufficient, value-conscious guests who need lodging for more than a week. Our hotels feature fully-furnished rooms with in-room kitchens, complimentary grab-and-go breakfast, free WiFi, flat screen TVs and on-site guest laundry. Our guests include business travelers, leisure travelers, professionals on temporary work or training assignments, persons relocating, temporarily displaced or purchasing a home and anyone else in need of temporary housing. For the year ended December 31, 2017, approximately 37.1%, 21.8% and 41.1% of our total revenues were derived from guests with stays from 1-6 nights, from 7-29 nights, and for 30 or more nights, respectively.

We seek to drive our competitive advantage by targeting our product offering to an underserved market segment and by driving economies of scale through our national distribution and concentration of multiple hotels in individual markets. We focus on continually improving our product and service, improving marketing efforts and driving ADR. In addition to owning and operating hotels, we plan to increase our distribution and create a fee-based income stream by franchising our brand name to unaffiliated third-parties and, in some instances, managing these hotels on behalf of our franchisees. We also plan to increase our efficiency and the overall quality of our real estate portfolio by selling non-strategic hotels over time, in some cases franchising our brand name to, or managing sold hotels for, the buyers. Through the combination of our business model, which we believe maximizes cost efficiency, our efficient capital structure and the below real estate and development initiatives, we intend to drive superior cash flow and return value to our shareholders.

During the second quarter of 2017, we completed a hotel renovation program which began in 2011 and included each of our 624 hotels. In order to achieve our strategic objectives, our current and future plans include some or all of the following:

•	continuing to invest capital in our hotels, both on an ongoing basis and through future cyclical renovation programs, where justified by anticipated returns on investment;

•	repurposing and/or rebuilding certain of our hotel properties;

•	building new Extended Stay America hotel properties which we expect to own and operate;

•	selling non-strategic hotels to buyers that will franchise the Extended Stay America brand from us and for whom we may perform management or other services;

•	converting existing hotels to the Extended Stay America brand, either as franchises or on our own balance sheet;

•	franchising the Extended Stay America brand to newly-constructed hotel properties owned by unaffiliated third parties for whom we may perform management or other services; and

•	acquiring additional hotel properties.
Our History
We were founded in 1995 as a developer, owner and operator of extended stay hotels. Following a period focused primarily on new development, we became a consolidator of hotel properties by selectively acquiring extended stay companies and hotels, ultimately creating the largest mid-price extended stay company in the United States. We were acquired out of bankruptcy by the Sponsors on October 8, 2010. In November 2013, we completed an initial public offering and restructured and reorganized our then-existing business. We believe that the restructuring created a more operationally efficient business because all of the assets, operations and management of our business, other than ownership of the hotel properties, are housed in one entity.

Ownership of Paired Shares gives investors an ownership interest in our hotel properties through ESH REIT and in the franchising and hotel management business, including the operation of our own hotels, and other aspects of our business through the Corporation. This structure permits us to enjoy some, though not all, of the benefits of a REIT (i.e., while ESH REIT is taxed as a REIT for U.S. federal income tax purposes, all distributions paid by ESH REIT to the Corporation are subject to corporate level tax, effectively eliminating approximately 57% of the tax benefit of REIT status for the consolidated enterprise).
We currently operate an extended stay hospitality platform with approximately 8,400 employees and are led by a management team with public company experience in hospitality, consumer retail and service businesses.
The Corporation
Extended Stay America, Inc. was incorporated in Delaware on July 8, 2013. As of December 31, 2017, the Corporation manages all 624 hotels owned by ESH REIT as well as two hotels in Canada owned by an unaffiliated third party and one hotel in Denver, CO owned by an unaffiliated third party. The hotels owned by ESH REIT are leased to and operated by the Operating Lessees, wholly-owned subsidiaries of the Corporation and are managed by ESA Management, a wholly-owned subsidiary of the Corporation, pursuant to management agreements with the Operating Lessees. ESA Management also manages the third party-owned hotels. All of the hotels in the United States operate under the Extended Stay America brand. ESH Strategies, a wholly-owned subsidiary of the Corporation, owns the brand and intellectual property related to our business and licenses them to its subsidiary, ESH Strategies Franchise, which licenses them to unaffiliated third parties.
Our Brands
During 2013, we completed a program to consolidate hotels that operated under the former brands Homestead Studio Suites, Studio Plus and Extended Stay Deluxe to the Extended Stay America brand. We operate all of our hotels under the Extended Stay America brand, other than the disposed Canadian hotels. We continue to own the intellectual property rights in the former brands. All Extended Stay America-branded hotels feature in-room kitchens, free WiFi, free grab-and-go breakfast, flat screen TVs with premium cable channels and on-site guest laundry.
ESH REIT
ESH Hospitality, Inc. was formed as a limited liability company in Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. ESH REIT has elected to be taxed as a REIT. ESH REIT owns all of the Company’s 624 hotel properties, which are leased and operated by subsidiaries of the Corporation as described in the preceding paragraph.

Our Corporate Structure
The chart below summarizes our corporate structure as of December 31, 2017.

Shareholders[1]
100%
43.4%[3]
Extended Stay America, Inc. (Corporation)[2]
56.6%[4]
ESH Hospitality Strategies LLC (ESH Strategies)
ESA Management LLC (ESA Management)
Operating Lessees
ESH Hospitality, Inc. (ESH REIT)[5]
ESA Strategies Branding LLC
Property Owning Entities
ESH Strategies Franchise LLC (ESH Strategies Franchise)
Third-Party Property Owners
Trademark license agreements
Operating leases
Management agreements
Future Franchise Agreements

1 Management and certain members of the boards of each of the Corporation and ESH REIT hold approximately 0.7% of the Paired Shares.

2 Obligor under Corporation Revolving Credit Facility.

3 Shares of Class B common stock of ESH REIT, which are generally entitled to one vote per share. ESH REIT's Class A and Class B common stock are generally entitled to the same distributions per share.

4 Shares of Class A common stock of ESH REIT, which are entitled to the greater of (x) one vote per share or (y) the number of votes per share that would entitle the Class A common stock to approximately 57% of the total voting power. ESH REIT's Class A and Class B common stock are generally entitled to the same distributions.

5 Obligor under ESH REIT Revolving Credit Facility, ESH REIT Term Loan and 2025 Notes.

Our Industry
U.S. Lodging Industry
The lodging industry is a significant part of the U.S. economy, generating over $156.2 billion of room revenues in 2017 and comprising approximately 5.1 million hotel rooms as of December 31, 2017, according to STR, Inc. (“STR”)(1). Lodging industry performance is generally tied to both macro-economic and micro-economic trends in the United States and, similar to other industries, experiences both positive and negative operating cycles. Following the 2008 to 2009 recession, demand in the U.S. lodging industry has experienced an eight-year growth cycle in which demand growth has exceeded supply growth, even as supply growth has returned to long-term average rates. According to PricewaterhouseCoopers LLP (“PwC”)(2), room supply grew 1.8% in 2017 and is expected to grow 2.0% in 2018, in line with historical rates of annual supply growth. RevPAR has grown in the U.S. lodging industry each year starting in 2010. According to PwC, RevPAR for the overall U.S. lodging industry grew 3.0% in 2017, and is expected to grow 2.7% in 2018.
U.S. Extended Stay Segment
Extended stay hotels represent a growing segment within the U.S. lodging industry, with approximately 443,600 rooms for the year ended December 31, 2017, according to The Highland Group(3). The extended stay segment tends to follow the cyclicality of the overall lodging industry. Extended stay hotels are differentiated by price point into economy, mid-price and upscale segments. Our business is focused on the mid-price extended stay segment, which accounted for approximately 35% of the supply of extended stay rooms in 2017, approximately 44% of which belonged to Extended Stay America.
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
ESH REIT’s revenues and earnings are generally highest during the fourth quarter of each calendar year as rental revenues contingent upon Operating Lessee hotel revenues are not earned for accounting purposes until certain lessee hotel revenue thresholds are achieved, which typically occur in the fourth quarter. ESH REIT’s cash flows generally remain consistent each quarter of the calendar year, except as noted above.
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
Competition
We operate in a highly competitive industry, with sources of competition including other extended stay brands, transient-oriented brands that compete for both transient and extended stay guests, serviced apartments and private homes and rooms and apartments rented on the internet. In addition, we face competition for both quality acquisition opportunities and locations to build new hotels and for hotel owners and developers as potential franchisees. We also face competition from third-party intermediaries. See “Risk Factors—Risks Related to the Lodging Industry—We operate in a highly competitive industry.”

(1)	STR does not endorse or provide any guidance as to any proposed investment in Extended Stay America, Inc. or ESH Hospitality, Inc.

(2)	PwC does not endorse or provide any guidance as to any proposed investment in Extended Stay America, Inc. or ESH Hospitality, Inc.

(3)	The Highland Group does not endorse or provide any guidance as to any proposed investment in Extended Stay America, Inc. or ESH Hospitality, Inc.

Employees
We employ approximately 8,400 employees. Approximately 8,000 of these employees are hotel property-level employees, comprised of approximately 4,000 full-time employees and approximately 4,000 part-time employees. None of our employees are currently represented by unions or covered by collective bargaining agreements. We consider our relations with our employees to be good.
Sales, Marketing and Reservations
Our sales team is focused on growing the value of our existing accounts, developing business from new customers and partnering with our operations team to drive local sales. We are organized regionally and by account, and our team focuses on the following customers with extended stay lodging needs: major Fortune 500 companies; small and medium sized businesses; travel agencies; relocation and staffing consultants; and medical, technology, government and educational organizations. Approximately 40.0% of our total revenues in 2017 were derived from accounts managed by this team.
We seek to maximize revenue in each hotel through our revenue management team. This team is responsible for determining prices and managing the availability of room inventory to different channels and customer segments. Our automated revenue management system was put in place across our entire portfolio in 2016. This system allows us to automatically price against demand from short- and long-term guests. We believe that this system has favorably impacted, and will continue to favorably impact, our revenue team’s efficiency and effectiveness.
Our marketing strategy is focused on growing awareness of our brand, Extended Stay America, and demand for our hotels through a combination of media channels, including print, public relations and email marketing. We also put a significant emphasis on our internet activity, buying search engine placement, internet display advertising and other media to drive traffic to our website. We maintain a customer database and use it for targeted marketing activity. Our customer loyalty program, called Extended Perks, had more than 2.1 million members as of December 31, 2017. The program is built around the idea of “instant rewards – no points required,” with members receiving discounts on our rooms and offers and discounts from our merchandise partners. We believe this program has helped, and will continue to help, us generate repeat business and market directly to more of our customers.
We use a central reservation system to provide access to our hotel inventory through a wide variety of channels, including property-direct, our central call center, our desktop and mobile websites, travel agency global distribution systems and third-party intermediaries. We outsource our central reservation system, call center and management of our website. For the year ended December 31, 2017, approximately 31.4% of our total revenues were derived from property-direct reservations, approximately 24.5% were derived from our central call center, approximately 16.3% were derived from our own proprietary website, approximately 23.4% were derived from third party intermediaries and approximately 4.4% were derived from travel agency global distribution systems. We believe we have an opportunity to increase the power and reach of our distribution network through enhanced partnerships with additional agency, merchant and wholesale partners.
Environmental, Health and Safety Matters
Our hotel properties are subject to various federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current or former owner of a property, to perform or pay for the clean-up of contamination (including hazardous substances, waste or petroleum products) at or emanating from the property and to pay for natural resource damage arising from contamination. These laws often impose liability without regard to whether the owner or operator knew of or caused the contamination. Such liability can be joint and several, so that each covered person can be responsible for all of the costs involved, even if more than one person may have been responsible for the contamination. We can also be liable to private parties for costs of remediation, personal injury and death and/or property damage resulting from contamination at or emanating from our owned hotel properties. Moreover, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility. Our franchise and management agreements include broad indemnity provisions that would encompass environmental claims resulting from contamination at or emanating from franchised or managed properties but there can be no assurance that the indemnifying counterparties would be solvent or otherwise able to indemnify us if we were found liable for those claims.
Phase I environmental assessments were obtained for substantially all of our owned hotel properties in 2012 and for all hotel properties that we have purchased since that time. The Phase I environmental assessments were intended to identify potential contamination, but did not include any invasive sampling procedures, such as soil or ground water sampling. The Phase I environmental assessments identified a number of known or potential environmental conditions associated with historic uses of the hotel properties or adjacent properties. However, the Phase I environmental assessments did not identify any environmental liability that we believe would have a material adverse effect on our business, assets, results of operations or liquidity. It is possible that these environmental assessments did not reveal all potential environmental liabilities, such as the presence of former underground tanks for the storage of petroleum-based or waste products, that could create a potential for release of hazardous substances. In addition, it is possible that environmental liabilities have arisen since the assessments were completed. No assurances can be given that (i) future regulatory requirements will not impose any material environmental liability, or (ii) the current environmental condition of our hotel properties will not be affected by the condition of properties in the vicinity of our hotel properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.
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
Certain hotels we own or those we may acquire in the future contain, may contain, or may have contained asbestos-contaminating material (“ACM”). Environmental, health and safety laws require that ACM be properly managed and maintained, and include requirements to undertake special precautions, such as removal or abatement, if ACM would be disturbed during maintenance, renovation or demolition of a building. These laws regarding ACM may impose fines and penalties on building owners, employers and operators for failure to comply with these requirements or expose us to third-party liability. We are not presently aware of any ACM at our hotel properties that would result in a material adverse effect on our business, assets or results of operations.
In addition, when excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our owned hotel properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property. In addition, the presence of significant mold could expose us to liability from our guests, employees and others if or when property damage or health concerns arise. We are not presently aware of any indoor air quality issues at our owned hotel properties that would result in a material adverse effect on our business, assets or results of operations.
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
Regulation
A number of states and local governments regulate the licensing of hotels by requiring registration, disclosure statements and compliance with specific standards of conduct. We believe that each of our owned hotels has the necessary permits and approvals to operate its respective business and we intend to continue to obtain these permits and approvals for any new hotels. We are also subject to laws governing our relationship with our employees, including minimum wage requirements, overtime, working conditions and work permit requirements. An increase in the minimum wage rate, employee benefit costs or other costs associated with employees could materially adversely affect our business, including our results of operations. There are frequently proposals under consideration, at the federal, state, and local levels, to increase the minimum wage and to expand overtime pay requirements.
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
The Federal Trade Commission and numerous states regulate the sale and termination of franchises and business opportunities. These regulations generally impose registration and filing requirements and in some cases control specific terms of franchise agreements. Failure to comply with these regulations could result in franchisees having the right to rescind their franchise agreements as well as fines, penalties and injunctive relief imposed by regulating authorities.
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
The lodging industry is highly competitive. We currently compete with traditional hotels and lodging facilities (including limited service hotels), other purpose built extended stay hotels (including those owned and operated by major hospitality chains with well-established, recognized brands and individually-owned extended stay hotels) and alternative lodging (including serviced apartments and private homes, rooms and apartments rented on the internet) and expect to compete with other franchisors in the lodging industry. See “Risks Related to Our Business—Some of our business strategies depend upon skills and capabilities that we have not previously demonstrated.” Many of the major hospitality chains own multiple brands that provide substantial economies of scale. We expect that competition within the mid-price segment of the extended stay lodging market and the chain-scale segment of the overall lodging industry will continue as we face increased competition due to the ease of access to third-party intermediaries, particularly as those intermediaries continue to consolidate. We compete based on a number of factors, including room rates, quality of accommodations, service levels, convenience of location, reputation, reservation systems, brand recognition, supply and availability of alternative lodging and ability to reach potential guests through multiple distribution channels. See “Business—Competition.”
To maintain our rates, we may face pressure to offer increased services and amenities at our hotel properties, comparable to those offered at traditional hotels, which could increase our operating costs and reduce our profitability. We do not expect to increase our rates to match all of our competitors, and a number of our competitors have a significant number of members in well-established guest loyalty programs, which may enable them to attract more customers and more effectively retain such customers. Our competitors may also have greater financial and marketing resources than we do, which could allow them to reduce their rates, offer greater convenience, services or amenities, build new hotels in direct competition with our existing hotels, improve their properties, replace older properties with new ones at a faster pace than we can, invest in more sophisticated technology and expand and improve their marketing efforts, all of which could have a material adverse effect on our business, financial condition and results of operations.
We also compete with other lodging brands and products for potential franchisees. Franchisees choose franchise systems based on a variety of reasons including potential returns on investment, brand name recognition and reputation, brand standard requirements, fees and other contract terms, sales support, marketing support, reservations systems, information technology systems, operational support, purchasing programs, and other support systems. Some of our competitors have size and scale advantages that enable them to spread the fixed costs of these systems over many properties and brands. To the extent that our inability to make commensurate investments to support a competitive franchise platform is not offset by other advantages of our franchise offering, our franchise sales could be negatively affected, which could have a material adverse effect on our ability to execute on our business strategies and on our business, financial condition and results of operations.
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
The extended stay segment has tended to follow the overall cyclicality of the lodging industry. In periods of declining demand, competition for guests may result in more reliance on longer-term guests, who generally pay lower rates than shorter-term guests, or on lowering room rates to induce shorter-term demand, either of which could reduce revenues, margins and profitability. Equally, in periods of increasing demand, a transition to shorter-term guests paying higher rates might result in increased hotel expenses for amenities considered necessary to attract those guests, such as daily rather than weekly housekeeping, and greater operating costs, such as increased volume of check-ins and check-outs, potentially reducing operating margins.
Uncertainty regarding the rate, pace and duration of recovery from the last economic downturn and the impact any such recovery may have on the lodging industry makes it difficult to predict future profitability levels. The current eight-year growth cycle is historically long for the lodging industry. A slowing of the current economic recovery or new economic weakness could adversely affect our ability to execute on our development and franchising strategies and could materially adversely affect operating revenues and our overall profitability.
We are subject to the operating risks common to the lodging industry.
Changes in general and local economic and market conditions and other factors beyond our control as well as the business, financial, operating and other risks common to the lodging industry and inherent to the ownership, management and franchising of hotels could materially adversely affect demand for lodging products and services. This includes demand for rooms at hotel properties that we own, operate, franchise and potentially develop, construct or acquire. These factors include:

•	changes in the relative mix of extended stay brands in various industry price categories;

•	over-building of hotels in our markets;

•	changes in the desirability of particular geographic locations, lodging preferences and travel patterns of customers, including corporate customers;

•	new sources of potentially competitive supply, such as private homes, rooms or apartments rented on the internet;

•	increases in customer price sensitivity, making it more difficult to achieve planned ADR increases;

•	dependence on corporate and commercial travelers and on tourism;

•	decreased demand for longer-term lodging or lodging facilities;

•	decreased corporate budgets and spending and cancellations, deferrals or renegotiations of group business;

•	high levels of unemployment and depressed housing prices;

•	ability to accept customer payments through credit card transactions;

•	increases in real property tax rates;

•	increases in insurance premiums or narrowed coverage;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	increases in the cost, or the lack of availability, of capital to operate, maintain and renovate our existing hotel properties or to potentially develop, construct or acquire new hotel properties;

•
increases in labor costs, including as a result of increases to federal and state minimum wage levels, changes to overtime eligibility, unionization of the labor force and increasing health care insurance expense;

•	increases in land, construction and material costs;

•	ability to maintain relationships with third-party intermediaries, developers and potential franchisees;

•	quality of services provided by potential franchisees;

•	changes in taxes and governmental regulations that influence or set wages, prices, interest rates or construction and maintenance procedures and costs;

•	the costs and administrative burdens associated with compliance with applicable laws and regulations; and

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
Some of our business strategies depend upon skills and capabilities that we have not previously demonstrated.
We will undertake several of our business strategies, including real estate development, franchising and managing hotels for third-party owners, either for the first time or the first time in many years. Real estate development in particular involves large deployments of capital and inherent timing and market risks. Our ability to manage these risks and successfully execute these strategies will depend on our continuing ability to attract and retain qualified, experienced personnel and third party consultants, contractors and others with the necessary expertise and to develop that expertise internally over time. While we believe the pursuit of these changes will have a positive impact on our business in the long term, we cannot provide any assurance that these changes will lead to the desired results. If we do not effectively and successfully execute on these changes, it could have a material adverse effect on our business.
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
Real estate ownership in the lodging industry is a capital intensive business that requires significant capital expenditures. In addition, we must maintain, renovate and improve our hotel properties in order to remain competitive, maintain the value and brand standards of our hotel properties and comply with applicable laws and regulations.
Maintenance, renovations and improvements to our hotel properties, for us or franchisees, create an ongoing need for cash and, to the extent they cannot be funded, from cash generated by operations, funds must be borrowed or otherwise obtained. We also intend to continue to pay regular distributions to our shareholders and for ESH REIT to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs, which may constrain our ability to retain cash for future capital expenditures. Access to the capital that we need to renovate and maintain our existing hotel properties, to develop, construct or acquire new hotel properties and to grow our franchise business is critical to the continued growth of our business and our revenues. The availability of capital or the conditions under which we can obtain capital can have a significant impact on the overall level, cost and pace of future renovation, development, construction or acquisition and therefore the ability to meaningfully grow our revenues or complete our business strategy. As of December 31, 2017, we had total indebtedness of approximately $2.5 billion, net of unamortized deferred financing costs and discounts of approximately $49.0 million. Our substantial indebtedness may impair our ability to borrow additional amounts. Our ability to access additional capital could also be limited by the terms of our indebtedness and any future indebtedness, which restrict or will restrict our ability to incur debt under certain circumstances. In the past, reduced ongoing maintenance and/or capital investment in our hotel properties resulted in declining performance of our business.
Additionally, our ongoing operations and capital expenditures and business strategy subject us to the following risks:

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
If the cost of funding renovations or enhancements exceeds budgeted amounts, and/or the time period for renovation or development is longer than initially anticipated, our profits could be reduced. If we are forced to spend larger amounts of cash from operations than anticipated to operate, maintain or renovate existing hotel properties, then our ability to use cash for other purposes, including paying distributions to our shareholders or the potential development, construction, franchise or acquisition of hotel properties, could be limited and our profits could be reduced. Similarly, if we cannot access the capital we need to fund our operations, we may need to postpone, defer or cancel planned maintenance, renovations, improvements plans or other components of our business strategy, which could impair our ability to compete effectively and harm our business, financial condition and results of operations.
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
Our principal assets consist of real property. Our real estate ownership subjects us to additional risks not applicable to those competitors in the lodging industry that only manage or franchise hotel properties, including:

•	the illiquid nature of real estate, which may limit our ability to promptly sell one or more hotels in our portfolio in response to changing financial conditions;

•	real estate, insurance, zoning, tax, environmental and eminent domain laws, including the condemnation of our properties;

•	fluctuations in real estate values or impairments in the value of our assets;

•	the ongoing need for capital improvements and expenditures to maintain, renovate or upgrade hotel properties;

•	the average age of hotels in our portfolio, which is approximately 18.7 years, and the potential difficulty in replacing obsolete hotels with new hotels;

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
We hold a significant amount of long-lived assets, including goodwill and intangible assets. We evaluate our tangible and intangible assets quarterly for impairment, or more frequently based on various triggers, including when a property has current or projected operating losses or when other material trends, contingencies or changes in circumstances indicate that a triggering event has occurred, such that an asset’s value may not be recoverable. See Note 2 to each of the consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., both of which are included in Item 8 in this combined annual report on Form 10-K. Times of economic distress and/or uncertainty, declining demand and declining earnings often result in declining asset values for real estate and real property. As a result, we have incurred, and are likely to incur in the future, impairment charges which may have a material adverse effect on our results of operations and earnings.
We have a significant amount of debt and debt service obligations that could adversely affect our financial condition and reduce operational flexibility.
We have a significant amount of debt. As of December 31, 2017, we had total indebtedness of approximately $2.5 billion, net of unamortized deferred financing costs and discounts of approximately $49.0 million, and the Company had a debt-to-equity ratio of 1.9x. In the future, subject to compliance with the covenants included in our current indebtedness, we may incur significant additional indebtedness and intercompany indebtedness to finance future hotel acquisitions, developments, renovation and improvement activities and for other corporate purposes. Our substantial level of indebtedness could have a material adverse effect on our business, results of operations and financial condition because it could, among other things:

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
We will need to refinance all or a portion of our debt on or before maturity, which principally occurs in 2023 and 2025. We cannot assure you that we will be able to refinance any of our debt on attractive terms at or before maturity or on commercially reasonable terms or at all, particularly because of our substantial levels of debt and because of restrictions on debt prepayment and additional debt incurrence contained in the agreements governing our existing debt. Our future results of operations and our ability to service, extend or refinance our existing indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

The terms of the agreements governing our indebtedness have restrictive covenants and our failure to comply with any of these could put us in default, which would have an adverse effect on our business, including our current and future prospects. These covenants may restrict, among other activities, our ability to:

•	sells assets or merge, consolidate or transfer all or substantially all of our assets;

•	incur additional debt;

•	incur certain liens;

•	enter into, terminate or modify leases and/or the management agreements for our owned hotel properties;

•	make certain investments and other restricted payments;

•	pay distributions on or repurchase our capital stock; and

•	enter into certain transactions with affiliates.
Under both the Corporation Revolving Credit Facility and the ESH REIT Revolving Credit Facility (each as defined), the occurrence of a Default or an Event of Default (each as defined) would require the Corporation or ESH REIT, as the case may be, to prepay advances existing under the revolving credit facility and cash collateralize any outstanding letters of credit. During a Default or an Event of Default, the Corporation or ESH REIT, as the case may be, would be restricted from making certain cash distributions. For a more detailed description of the financial and other covenants imposed by the agreements governing our indebtedness, see Note 7 to the consolidated financial statements of Extended Stay America, Inc. and Note 6 to the consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 8 in this combined annual report on Form 10-K.
These covenants could impair our ability to grow our business, take advantage of attractive business opportunities, successfully compete or pay distributions to shareholders. Our ability to comply with the financial and other restrictive covenants may be affected by events beyond our control, including general economic, financial and industry conditions. A breach of any of the covenants under any of the agreements governing our indebtedness could result in an event of default. Cross-default provisions in the debt agreements could cause an event of default under one debt agreement to trigger an event of default under other debt agreements. Upon the occurrence of an event of default under any of our debt agreements, the lenders could elect to declare all outstanding debt under such agreements to be immediately due and payable. If we are unable to repay or refinance the accelerated debt, the lenders could proceed against any assets pledged to secure that debt. Furthermore, the agreements governing any future indebtedness will likely contain covenants that place additional restrictions on us.
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
Our business depends on the quality and reputation of our brand, and any deterioration in the quality or reputation of our brand or the lodging industry could materially adversely affect our market share, reputation, business, financial condition and results of operations.
Our brand and our reputation are among our most important assets. We operate and franchise all of our hotels in the United States under the Extended Stay America brand. Our ability to attract and retain guests depends, in part, upon the external perceptions of Extended Stay America, the quality of our hotels and services and our corporate and management integrity. Negative reviews of our hotels, or an incident involving the potential safety or security of our guests or employees, or negative publicity regarding safety or security at our competitors’ properties or regarding our third-party vendors and the industry, and any media coverage resulting therefrom, may harm our brand and our reputation, cause a loss of consumer confidence in Extended Stay America and the industry and materially adversely affect our results of operations. The considerable expansion in the use of social media and online review sites over recent years has compounded the potential scope and speed of any negative publicity, whether or not the description of any events or conditions by social media is accurate. Adverse incidents have occurred in the past and are likely to occur in the future.
In addition, we believe that the Corporation’s trademarks and other intellectual property are fundamental to the reputation of our brand. The Corporation develops, maintains, licenses and polices a substantial portfolio of trademarks and other intellectual property rights. To the extent necessary, the Corporation enforces its intellectual property rights to protect the value of its trademarks, to protect our good name, to promote brand recognition, to enhance our competitiveness and to otherwise support our business goals and objectives. The Corporation relies on trademark laws to protect its proprietary rights. Monitoring for unauthorized use of the Corporation’s intellectual property is difficult. Litigation may be necessary to enforce the Corporation’s intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources, may result in counterclaims or other claims against the Corporation and could significantly harm our results of operations. From time to time, the Corporation applies to have certain trademarks registered. There is no guarantee that such trademark registrations will be granted. We cannot assure you that all of the steps the Corporation has taken to protect its trademarks will be adequate to prevent imitation of its trademarks by others. The unauthorized reproduction of the Corporation’s trademarks could diminish the value of our brand and its market acceptance, competitive advantages or goodwill, which could materially adversely affect our business and financial condition.
We could incur significant costs related to government regulation over environmental, health and safety matters.
Our hotel properties are subject to various federal, state and local environmental laws that impose liability for contamination as well as numerous environmental, health and safety laws and regulations. See “Environmental Health and Safety Matters.” Failure to comply with these laws and regulations could expose us to material fines, penalties, injunctive relief and damages that could materially and adversely affect our business and financial condition.
The geographic concentration of our portfolio may make us particularly susceptible to adverse developments in those geographic areas in which we operate a substantial portion of our hotels.
The concentration of our hotel properties in a particular geographic area may materially impact our operating results if that area is impacted by negative economic developments or other unfavorable factors. As of December 31, 2017, approximately 14.7% of our rooms were in California, approximately 10.0% of our rooms were in Texas, approximately 8.4% of our rooms were in Florida and approximately 5.6% of our rooms were in Illinois. We are particularly susceptible to adverse economic or other conditions in these markets (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes and the cost of complying with governmental regulations or increased regulation), as well as to extreme weather, natural disasters or terrorist events that occur in these markets. Our business, financial condition and results of operations would be materially adversely affected by any significant adverse developments in any of those markets. Our operations may also be materially adversely affected if competing hotels are built in these markets. Furthermore, submarkets within any of these markets may be dependent on the economic performance of a limited number of industries, or in some instances single businesses, that drive those markets.
We intend to expand through development or acquisitions of other companies and hotel properties, and we also intend to divest of some of our hotel properties and other assets and diversify through franchising; these activities may be unsuccessful or divert our management’s attention.
We may consider strategic and complementary acquisitions of other companies and hotel properties. In many cases, we will be competing for these opportunities with third parties that may have substantially greater financial resources than we do. Acquisitions of companies or hotel properties are subject to risks that could affect our business, including risks related to:

•	failing to consummate acquisitions after incurring significant transaction costs;

•	issuing Paired Shares that could dilute the interests of our existing shareholders;

•	spending cash and incurring significant debt;

•	contributing hotel properties or related assets to ventures that could result in the recognition of losses;

•	assuming unknown and contingent liabilities; or

•	creating additional expenses.
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
There are numerous risks commonly encountered in asset divestitures, including, diversion of management’s attention, loss of key employees, difficulties in the separation of operations, services and personnel and damage to existing customer, vendor and other business relationships. In the future, we expect to divest additional hotel properties or assets. Any such divestments may yield lower than expected returns. In some circumstances, sales of properties or other assets may result in losses. In addition, sellers typically retain certain liabilities or indemnify buyers for certain matters such as lawsuits, tax liabilities and environmental matters. The magnitude of any such retained liability or indemnification obligation may be difficult to quantify at the time of the transaction, may involve conditions outside our control and ultimately have a material adverse affect on our results of operations and earnings.
We own and operate substantially all of the hotel properties associated with our brand. We plan to realize the benefits of franchising and franchise certain of our hotel properties, in some cases managing them, in both cases pursuant to agreements with third-party franchisees. We currently do not have experience operating a significant franchising business and expect that the development and implementation of any franchise system will require significant expenditures and could divert management’s attention from other business concerns, each of which could have a material adverse effect on our business, financial condition and results of operations. The viability of any franchising business will depend on our ability to establish and maintain good relationships with franchisees. The franchising business exposes us to additional risks, including, but not limited to, the financial condition and access to capital of franchisees, reputational harm and legal exposure due to the action of franchisees, cybersecurity risks created by franchisees and litigation as a result of disagreements with franchisees.
We plan to develop and/or construct new hotels. We do not have significant real estate development experience and expect that a development program will require significant expenditures and could divert management’s attention from other business concerns, each of which could have a material adverse effect on our business, financial condition and results of operations. Hotel development projects are underwritten based on numerous assumptions including: current and projected hotel supply and demand; land costs; materials and labor availability and costs; financing availability and costs; permitting and entitlement costs; land acquisition, entitlement, permitting, and construction schedules; and projected operating performance of the completed project. Many of these assumptions and projections are made months or years in advance, are subject to macroeconomic factors outside of our control and may vary greatly from actual results. We cannot assure you that returns on invested capital will be consistent with our objectives, which may have a material adverse effect on our results of operations and earnings.
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
An increase in the use of third-party intermediaries to book online hotel reservations could materially adversely affect our business, financial condition and results of operations.
For the year ended December 31, 2017, approximately 23.4% of our total hotel revenues were booked through third-party intermediaries. These intermediaries primarily focus on shorter-stay leisure travel and also provide offerings for corporate travel and group meetings. Some third-party intermediaries have extensive financial resources and use a variety of marketing methods to attract customers and develop brand loyalties to their reservation system. The costs of distribution through these channels is ordinarily higher than through our proprietary booking channels, and while shorter-term business is sometimes at higher rates, due to the higher cost of servicing those customers the profitability to us may be lower than with our core extended stay customers. Accordingly, our business, financial condition and results of operations could be harmed if a disproportionate amount of our business is diverted to third-party intermediaries.
A failure by third-party intermediaries to attract or retain customers could lower demand for our hotel rooms and, in turn, reduce our revenues from these distribution channels. Alternatively, if demand for third-party intermediaries by competing hotels increases, these intermediaries may be able to obtain higher commissions or other significant contract concessions from us by giving favorable placement on their website to the highest bidder, increasing the overall cost of these distribution channels. Increased size and scale resulting from continuing consolidation among third-party intermediaries may increase their pricing power in negotiating commissions and other contract concessions. Some of our distribution agreements with these companies may not be exclusive, have a short term, be terminable at will or be subject to early termination provisions. The loss of distributors, increased distribution costs or the renewal of distribution agreements on less favorable terms could adversely impact our business.
We are reliant upon technology and the disruption or malfunction in our information technology systems could materially adversely affect our business.
The lodging industry depends upon the use of sophisticated information technology and systems, including those utilized for reservations, revenue and property management, procurement and operation of administrative systems. For example, we depend on our central reservation system, which allows bookings of hotel rooms directly, via telephone through our call centers, by travel agents, online through our website and through third-party intermediaries. We operate third-party systems, making us reliant on third-party service providers, data communication networks and software upgrades, maintenance and support. Some of our information technology systems are outdated and require substantial upgrade. These technologies are costly and are expected to require refinements that may cause disruptions to many of our key information and technology systems. If we are unable to replace or introduce information technology and other systems as quickly as our competitors, within budgeted costs or schedules, or if we are unable to achieve the intended benefits of any new information technology or other systems, our results of operations could be adversely affected and our ability to compete effectively could be diminished.
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
The occurrence of any of these problems at any of our information technology facilities, any of our call centers or any third party service providers could cause significant interruptions or delays in our business or loss of data, or render us unable to process reservations. In addition, if our information technology systems are unable to provide the information communications capacity that we need, or if our information technology systems suffer problems caused by installing system enhancements, we could experience similar failures or interruptions. If our information technology systems fail and our redundant systems or disaster recovery plans are not adequate to address such failures, or if our property and business interruption insurance does not sufficiently compensate us for any losses that we may incur, our revenues and profits could be reduced and the reputation of our brand and our business could be harmed.
Some of our product and brand positioning strategies depend on information technology infrastructure that we intend to license or purchase from third party providers, including property management systems, in-room entertainment systems and supporting internet bandwidth and data communications equipment and software, The success of these initiatives may depend on the ability of the third-party providers to deliver on their contractual commitments as to product quality, service and cost.
Cyber risk and the failure to maintain the integrity of internal or customer data could result in faulty business decisions and harm our reputation or subject us to costs, fines or lawsuits, or limit our ability to accept credit cards.
Our businesses require the collection, transmission and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers, in various information technology systems that we maintain and in those maintained by third parties with whom we contract to provide services. We and our service providers also maintain personally identifiable information about our employees. The integrity and protection of that customer, employee and company data is critical to us. If that data is inaccurate or incomplete, we could make faulty decisions. Further, our customers and employees have a high expectation that we and our service providers will adequately protect their personal information. The information, security and privacy requirements imposed by governmental regulation are increasingly demanding. Our systems may not be able to satisfy these changing requirements and customer and employee expectations, or may require significant additional investments or time in order to do so. Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error or inadvertent releases of data all threaten our and our service providers’ information systems and records. Our reliance on computer, internet-based and mobile systems and communications and the frequency and sophistication of efforts by hackers to gain unauthorized access to such systems continue to increase significantly. A breach in the security of our information technology systems or those of our service providers could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits. Additionally, a significant theft, loss or misappropriation of, or access to, customers’ or other proprietary data or other breach of our information technology systems could result in fines, legal claims or legal proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, which could disrupt our operations, damage our reputation and expose us to claims from customers, financial institutions, regulators, payment card associations, employees and other persons, any of which could have a material adverse effect on our financial condition and results of operations.
In addition, we are subject to the Payment Card Industry Data Security Standard (the “PCI DSS”), a set of requirements administered by the Payment Card Industry Security Standards Council, an independent body created by the major credit card brands designed to ensure that companies handling credit card information maintain a secure environment. As of December 31, 2017, we were in compliance with the PCI DSS. From time to time in prior years, we failed to maintain compliance with the PCI DSS and have been subject to monthly penalties imposed by VISA. Failure to maintain PCI DSS compliance could subject us to additional penalties, the severity of which may include the loss of our ability to accept credit card payments. As approximately 89.6% of our hotel revenues for the year ended December 31, 2017 were paid by credit card. Loss of the ability to accept credit cards for payment would significantly disrupt our operations, would reduce our occupancy levels and would likely have a material adverse effect on our business, financial condition and results of operations.
Changes in privacy laws could adversely affect our ability to market effectively.
We rely on a variety of direct marketing techniques, including telemarketing, email and postal mailings. Restrictions in laws such as the Telemarketing Sales Rule, CAN-SPAM Act, various state laws or new federal laws and applicable international laws and regulations regarding marketing and solicitation or data protection laws that govern these activities could adversely affect the continuing effectiveness of telemarketing, email and postal mailing techniques and could force changes in our marketing strategies. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could impact the amount and timing of our revenues. In addition, any violation of these laws could result in significant penalties. We also obtain access to potential customers from travel service providers and other companies with whom we have substantial relationships and market to some individuals on these lists directly or by including our marketing message in the other company’s marketing materials. If access to these lists was prohibited or otherwise restricted, our ability to develop new customers and introduce them to our services and brand could be materially impaired.
We are exposed to a variety of risks associated with safety, security and crisis management.
There is a constant need to protect the safety and security of our guests, employees and assets against natural and man-made threats. These threats include, but are not limited to, exceptional events such as extreme weather, civil or political unrest, violence and terrorism, serious and organized crime, fraud, employee dishonesty, cyber crime, fire and day-to-day accidents, incidents and petty crime, which impact the guest or employee experience, could cause loss of life, sickness or injury and result in compensation claims, fines from regulatory bodies, litigation and impact our reputation. Serious incidents or a combination of events could escalate into a crisis, which if managed poorly by us could further expose our brand to reputational damage, which could have a material adverse effect on our business, financial condition and results of operations.
Compliance with the laws and regulations that apply to our hotel properties could materially adversely affect our ability to make future developments, acquisitions or renovations, result in significant costs or delays and adversely affect our business strategies.
Our hotels are subject to various local laws and regulatory requirements that address our ability to obtain licenses for our operations. In particular, we are subject to permitting and licensing requirements, which can restrict the use of our hotel properties and increase the cost of development, construction, acquisition, renovation, franchising or operation of our hotels. In addition, federal and state laws and regulations, including laws such as the ADA, impose further restrictions on our operations.

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

On December 20, 2017, the U.S. Congress passed H.R. 1, known as the “Tax Cuts and Jobs Act” (TCJA), which was signed into law on December 22, 2017. The enactment of the TCJA has given rise to numerous interpretive issues and ambiguities and future legislation may be enacted to clarify or modify the TCJA. Any such future legislation, as well as any regulations or other interpretive guidance may have a material and adverse impact on us. Further, our determination of our tax liability is always subject to audit and review by applicable domestic and foreign tax authorities. Any adverse outcome of any such audit or review could have an adverse effect on our business and reduce our profits to the extent potential tax liabilities exceed our reserves, and the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made, as well as future periods.
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
Our success and our ability to implement our business strategies will depend in large part upon the efforts and skills of our senior management and our ability to attract and retain key officers and other highly qualified personnel. Competition for such personnel is intense. In recent years, we have experienced turnover in several executive and senior management roles and we have focused time and resources on recruiting or promoting from within the new members of our current executive and senior management team. Future turnover of executive and senior management or the unexpected loss of one or more of our key personnel or any negative public perception with respect to these individuals could have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that we will be successful in attracting and retaining qualified personnel. If we lose or suffer an extended interruption in the services of one or more of our key officers or senior management, our business, financial condition and results of operations could be materially adversely affected.
Labor shortages could restrict our ability to operate our hotels or implement our business strategies or result in increased labor costs that could reduce our profitability.
Our success depends in large part on our ability to attract, retain, train, manage and engage our employees. Our hotels are staffed 24 hours a day, seven days a week by approximately 8,000 employees. If we are unable to attract, retain, train, manage and engage skilled employees, our ability to manage and staff our hotel properties adequately could be impaired, which could impede hotel operations, reduce customer satisfaction and harm our reputation and profitability. Staffing shortages could also hinder our ability to implement our business strategy. Because payroll costs are a major component of our hotel operating expenses and our general and administrative expenses, a shortage of skilled labor could also require higher wages that would increase our labor costs, which could reduce our profitability and limit our ability to pay distributions to shareholders.
Attempts by labor organizations to organize groups of our employees or changes in labor laws could disrupt our operations, increase our labor costs or interfere with the ability of our management to focus on implementing our business strategies.
We may become subject to collective bargaining agreements, similar agreements or regulations enforced by governmental entities in the future. Changes in the federal regulatory scheme could make it easier for unions to organize groups of our employees. If relationships with our employees or other hotel personnel deteriorate or become adverse, our hotel properties could experience labor disruptions such as strikes, lockouts and public demonstrations. Additionally, if such changes take effect, our employees or other hotel personnel could be subject to organizational efforts, which could potentially lead to disruptions or require management’s time to address unionization issues. Labor regulation could also lead to higher wage and benefit costs, changes in work rules that raise operating expenses and legal costs and limit our ability to take cost saving measures during economic downturns. These or similar agreements, legislation or changes in regulations could disrupt our operations, hinder our ability to cross-train and cross-promote our employees due to prescribed work rules and job classifications, reduce our profitability or interfere with the ability of management to focus on executing our business and operating strategies.
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
In connection with our initial public offering in November 2013, each of our subsequent secondary offerings and ESH REIT's May 2015 and March 2016 notes offerings, the Company received opinions that ESH REIT should have qualified as a REIT as of the respective date. We believe ESH REIT has continued to operate in conformity with the requirements to qualify as a REIT and that ESH REIT continues to satisfy all requirements to maintain its REIT status. One of the requirements unique to our structure is that, in order for ESH REIT to qualify as a REIT, no shareholder may actually or constructively own 10 percent or more of the value of shares of ESH REIT or the Corporation. While we do not regularly monitor share ownership for purposes of this test, in the event that a shareholder crosses the 10-percent threshold, we believe that the excess share provisions of the ESH REIT and Corporation charters should be triggered to reduce the relevant shareholder’s ownership and insulate the Company from risk with respect to this issue.
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
However, events beyond our knowledge or control could result in a shareholder owning or being deemed to own 10% or more of the paired common stock. The ownership attribution rules that apply for purposes of the 10% threshold are complex and may cause the outstanding shares owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, for instance, the acquisition of less than 10% of the outstanding paired common stock (or the acquisition of an interest in an entity which owns paired common stock) by an individual or entity could cause that individual or entity to be treated as owning in excess of 10% of ESH REIT. Although ESH REIT intends to make timely annual demands of certain shareholders of record to disclose the beneficial owners of Paired Shares issued in their name, as required by the Treasury Regulations, monitoring actual or constructive ownership of the Paired Shares on a continuous basis is not feasible. The charters of the Corporation and ESH REIT contain restrictions on the amount of shares of stock of either entity so that no person can own, actually or constructively (by virtue of certain attribution provisions of the Code), more than 9.8% of the outstanding shares of any class or series of stock of either ESH REIT or the Corporation. The Class A common stock of ESH REIT and the 125 shares of preferred stock of ESH REIT are not subject to the 9.8% ownership limitation under the charter of ESH REIT. However, given the breadth of the Code’s constructive ownership rules and the fact that it is not feasible for ESH REIT and the Corporation to continuously monitor actual and constructive ownership of paired common stock, there can be no assurance that such restrictions will be effective in preventing any person from actually or constructively acquiring 9.8% or more of the outstanding shares of any class or series of stock of the Corporation or ESH REIT. If the Corporation were treated as a “related party tenant” of ESH REIT, ESH REIT would not be able to satisfy either of the two gross income tests applicable to REITs and would fail to qualify for REIT status. If ESH REIT failed to qualify as a REIT and it was not entitled to relief under certain Code provisions, it would be subject to a material tax liability and unable to elect REIT status for the four taxable years following the year during which it ceased to so qualify. In addition, it is unlikely ESH REIT would avail itself of certain relief provisions under the Code customarily available to a REIT that has failed to satisfy a REIT requirement but wants to retain its REIT status. If a REIT fails to satisfy either of the two gross income requirements, such relief provisions require payment of a punitive tax in an amount equal to 100% of the estimated profits of the REIT attributable to the amount of gross income by which the REIT failed the gross income tests. Since substantially all of ESH REIT’s gross income is generated by rent paid pursuant to the operating leases with the Corporation, substantially all of ESH REIT’s total profits could become subject to such 100% tax under such relief provisions of the Code if this rent failed to qualify under the two gross income tests. In that event, ESH REIT would not likely pursue any of the relief provisions available to REITs under certain provisions of the Code.

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
To qualify as a REIT, ESH REIT is required to satisfy two gross income tests, pursuant to which specified percentages of its gross income must be passive income, such as rent. For the rent paid pursuant to the operating leases with the Corporation, which generates all of ESH REIT’s gross income, to constitute qualifying rental income for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement. ESH REIT has structured the leases, and intends to structure any future leases, so that the leases will be respected as true leases for U.S. federal income tax purposes, but there can be no assurance that the IRS will not challenge this treatment or that a court would not sustain such a challenge. If the leases were not respected as true leases for U.S. federal income tax purposes, ESH REIT would not be able to satisfy either of the two gross income tests applicable to REITs and would fail to qualify for REIT status. If ESH REIT failed to qualify as a REIT and it was not entitled to relief under certain Code provisions, it would be subject to a material tax liability and unable to elect REIT status for the four taxable years following the year during which it ceased to so qualify. The operating leases entered into between ESH REIT and the Corporation are expected to be renewed in the near future and it is intended that the new leases will continue to be structured so as to be respected as true leases for U.S. federal income tax purposes.
If rents received by ESH REIT from the Corporation do not reflect arm’s-length terms, the IRS could seek to recharacterize the rents.
The rates of rent payable by the Corporation to ESH REIT under the operating leases are intended to reflect arm’s-length terms. However, transfer pricing is an inherently subjective matter, and the IRS could, under Section 482 of the Code, assert that the rates of rent between the Corporation and ESH REIT do not reflect arm’s-length terms. If the IRS was successful in asserting that the rates of rent were not on arm’s-length terms, it could adversely impact our REIT qualification, our effective tax rate and our income tax liability.The operating leases are expected to be renewed in the near future and it is expected that the new leases will continue to reflect arms-length terms.
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
Dividends paid by REITs do not qualify for the reduced tax rates available for certain “qualified dividends,” but would generally qualify for a partial deduction with respect to certain taxpayers.
Certain dividends known as qualified dividends payable to U.S. shareholders that are individuals, trusts or estates currently are subject to the same tax rates as long-term capital gains, which are significantly lower than the maximum rates for ordinary income. Dividends paid by REITs, however, generally are not eligible for such reduced rates. Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs and our Paired Shares. However, for taxable years beginning after December 31, 2017 and ending before January 1,
2026, a U.S. shareholder that is an individual, trust or estate would generally be entitled to deduct up to 20% of certain ordinary
REIT dividends, effectively reducing the rate at which such ordinary REIT dividends are subject to tax. U.S. shareholders should consult their own tax advisors regarding all aspects of such rules and their potential application to dividends from ESH
REIT.
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
Recent changes in tax law pursuant to the TCJA will affect the taxation of ESH REIT and may affect the desirability of investing in a REIT relative to a regular non-REIT corporation.
The TCJA reduces the relative competitive advantage of operating as a REIT as compared with operating as a regular non-REIT corporation by reducing the maximum tax rate applicable to regular corporations from 35% to 21%, beginning on
January 1, 2018. On the other hand, the TCJA also decreases the U.S. federal income tax rate applicable to non-corporate shareholders on ordinary REIT dividends as compared to current law, by lowering the maximum applicable individual rate from 39.6% to 37.0% and permitting non-corporate shareholders of REITs to deduct 20% of ordinary REIT dividends from taxable income for the taxable years beginning after December 31, 2017 and ending before January 1, 2026 (as discussed above). The TCJA will also limit the utilization of net operating loss carryforwards generally incurred after December 31, 2017 by a REIT and any TRS of a REIT to 80% of taxable income in the taxable year in which the carryforward is applied. This could cause a REIT in certain circumstances to have greater taxable income and thus increase the amount of distributions needed to satisfy the 90% distribution requirement and avoid incurring REIT-level tax. The TCJA also provides a new limitation on the deduction of “business interest” (i.e., interest paid or accrued on indebtedness allocable to a trade or business). A taxpayer engaged in certain businesses relating to real property may elect out of the business interest provision; however, the requirements of this election may be onerous to implement and would require the REIT to utilize potentially disadvantageous depreciation methods on some or all of its assets, including certain “qualified improvement property.” ESH REIT will determine whether or not to make such an election in its sole discretion and based on all the facts and circumstances.
Risks Related to the Corporation
The Corporation is subject to tax at regular corporate rates.
The Corporation is subject to U.S. federal income tax on its taxable income at regular corporate rates (generally 35% through the 2017 tax year and 21% thereafter). Distributions to holders of Corporation common stock are not deductible by it in computing its taxable income. In calculating its taxable income, the Corporation must include as income any distributions received from ESH REIT. Distributions to holders of Corporation common stock are taxable as dividends to the extent of current and accumulated earnings and profits. Distributions paid by the Corporation to noncorporate U.S. shareholders that constitute qualified dividend income will be taxable to the shareholder at the preferential rates applicable to long-term capital gains provided the shareholder meets certain holding period requirements. Distributions in excess of the Corporation’s current and accumulated earnings and profits would generally be considered a return of capital for U.S. federal income tax purposes to the extent of the holder’s adjusted tax basis in their shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in their shares. If distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such stock.
Recent changes in tax law pursuant to the TCJA will affect the taxation of the Corporation.
As a result of the TCJA, the Corporation will be subject to U.S. federal income tax at a maximum rate of 21% for taxable years beginning after December 31, 2017 (as compared to 35% for prior taxable years). However, the Corporation will also be subject to a new limitation on the deduction of “business interest” (i.e., interest paid or accrued on indebtedness allocable to a trade or business). In addition, as discussed above, for losses generally incurred after 2017, the TCJA will limit the utilization of net operating loss carryforwards to 80% of taxable income in the taxable year in which the carryforward is applied, which could cause the Corporation in certain circumstances to have greater taxable income. On the other hand, the TJCA generally permits taxpayers to immediately expense (rather than depreciate over a period of years) 100% of the cost of certain tangible personal property that has a depreciable life of 20 years or less and that was acquired and placed into service after September

21, 2017 but before January 1, 2023 (with the 100% expensing allowance phased down by 20% per calendar year for qualified property placed into service in taxable years beginning after 2022); this rule may accelerate the Corporation’s ability to take into account certain expenses and may reduce taxable income.
As a result of the TCJA, the Corporation (and ESH REIT) will not be able to deduct certain executive compensation in excess of $1 million per covered employee.
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
Risks Related to our Paired Shares
If our stock price fluctuates, you could lose a significant part of your investment.
The market price of our Paired Shares may be influenced by many factors including:

•	announcements of new hotels, brands, products, services or strategies or significant price reductions by us or our competitors;

•	changes in tax law or interpretations thereof;

•	the failure of securities analysts to cover our Paired Shares or changes in analysts’ financial estimates;

•	variations in quarterly results of operations compared to market expectations;

•	default on our indebtedness or foreclosure of our hotel properties;

•	economic, legal and regulatory factors unrelated to our performance;

•	increased competition;

•	future sales of our Paired Shares or the perception that such sales may occur;

•	investor perceptions of us and the lodging industry;

•	events beyond our control, such as war, terrorist attacks, travel-related health concerns, transportation and fuel prices, travel-related accidents, natural disasters and severe weather; and

•	the other factors listed in this “Risk Factors” section.
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
The charters of the Corporation and ESH REIT authorize us to issue 3,500,000,000 Paired Shares, of which 191,110,012 Paired Shares are outstanding as of February 23, 2018. We may issue Paired Shares or other securities from time to time as consideration for future acquisitions and investments. If any such acquisition or investment is significant, the number of Paired Shares, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those Paired Shares or other securities in connection with any such acquisitions and investments.
We have also filed a registration statement on Form S-8 covering 8,000,000 Paired Shares issuable under our employee benefit plans. Paired Shares registered and ultimately issued under such registration statement may become available for sale in the open market.
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
The foregoing factors, as well as the restrictions on ownership and transfer of equity stock contained in the charters of the Corporation and ESH REIT, and certain covenant restrictions under our indebtedness could impede a merger, takeover or other business combination or discourage a potential investor from making a tender offer for our Paired Shares, which, under certain circumstances, could reduce the market price of our Paired Shares.
The Corporation and ESH REIT may each issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our Paired Shares, which could depress the price of our Paired Shares.
The Corporation has 7,133 shares of 8.0% voting preferred stock outstanding and ESH REIT has 125 shares of 12.5% preferred stock outstanding as of December 31, 2017. The Corporation’s charter authorizes the Corporation to issue up to 350,000,000 shares of one or more additional series of preferred stock. ESH REIT’s charter authorizes ESH REIT to issue up to 350,000,000 shares of one or more additional series of preferred stock. The Boards of Directors of the Corporation and ESH REIT will have the authority to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by shareholders. Preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our Paired Shares. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our Paired Shares at a premium over the market price and adversely affect the market price and the voting and other rights of the holders of our Paired Shares.
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
Under ESH REIT’s charter, its Board of Directors may terminate its REIT status, without the consent of its shareholders, at any time if the board no longer deems it in the best interests of ESH REIT to continue to qualify under the Code as a REIT. Circumstances that the board may consider in making such a determination may include, for example:

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
Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
As of December 31, 2017, we owned and operated 624 hotels. The average age of our hotel properties at December 31, 2017 was 18.7 years. We are under long-term ground leases at four of our hotel properties with initial terms terminating at various dates between 2021 and 2096 with three of the four leases including multiple renewal options for generally five or 10 year periods. Other than the four ground leases described above, all remaining hotel properties and grounds are fully owned. The following table provides certain information regarding our hotels.

State/Country	Number of Hotels	Number of Rooms	% of Total Rooms
California	83	10,053	14.7%
Texas (1)	62	6,888	10.0%
Florida	52	5,751	8.4%
Illinois	33	3,814	5.6%
North Carolina	31	3,161	4.6%
Virginia	30	3,290	4.8%
Ohio (1)	28	2,677	3.9%
Georgia	24	2,403	3.5%
Washington	19	2,181	3.2%
Maryland	19	2,066	3.0%
New Jersey	18	2,097	3.1%
Michigan	18	1,988	2.9%
Tennessee	17	1,772	2.6%
Pennsylvania	16	1,713	2.5%
Arizona	15	1,704	2.5%
Indiana (1)	13	1,228	1.8%
Massachusetts	12	1,332	1.9%
New York	11	1,325	1.9%
Missouri	12	1,276	1.9%
Colorado	11	1,262	1.8%
Minnesota	10	1,043	1.5%
South Carolina	10	976	1.4%
Kentucky (1)	8	770	1.1%
Alabama	7	693	1.0%
Kansas	6	708	1.0%
Wisconsin	6	665	1.0%
Oregon	5	642	0.9%
Connecticut	5	570	0.8%
Oklahoma	5	475	0.7%
Nevada	4	529	0.8%
Utah	4	484	0.7%
Louisiana	4	428	0.6%
Alaska	4	419	0.6%
Rhode Island	4	403	0.6%
New Mexico	3	330	0.5%
Arkansas	3	305	0.4%
Mississippi	3	273	0.4%
Montana	2	208	0.3%
Iowa	2	190	0.3%
Delaware	1	142	0.2%
Idaho	1	107	0.2%
New Hampshire	1	101	0.1%
Maine	1	92	0.1%
Nebraska	1	86	0.1%
Total	624	68,620	100%

(1)	Includes 11 hotels and 11,067 rooms in Texas, six hotels and 553 rooms in Ohio, six hotels and 612 rooms in Indiana and two hotels and 198 rooms in Kentucky that were sold in February 2018.

We lease our corporate headquarters in Charlotte, North Carolina. The initial lease term expires in August 2021 with two additional five-year renewal terms. Our offices are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional office space, as needed, on terms acceptable to us.

Item 3.        Legal Proceedings
On February 14, 2018, the Company learned that a default judgment had been entered against it and certain of its affiliates on March 16, 2017 in the State Court of Gwinnett County, Georgia in an action entitled Sweeting v. Extended Stay America, Inc. et al., Case No. 16-C-06630-S4. The Company has filed motions to open the default and set aside the judgment.  The Company believes that it is probable that the judgment will be set aside. The Company does not have sufficient information on which to estimate the liability, if any, and therefore has not recorded a liability for this matter.
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
Market Information
Our Paired Shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “STAY.” Below is a quarterly summary of the high and low prices of, and cash distributions declared on, our Paired Shares from January 1, 2016 through December 31, 2017:

	Price per Paired Share		ESH REIT Cash Distributions Declared	Corporation Cash Distributions Declared
2017	High	Low
Fourth Quarter	$20.87	$16.46	$0.10	$0.11
Third Quarter	20.20	18.42	0.14	0.07
Second Quarter	19.80	15.76	0.14	0.07
First Quarter	17.79	15.50	0.15	0.04
2016
Fourth Quarter	$16.93	$13.26	$0.03	$0.16
Third Quarter	15.74	13.80	0.10	0.09
Second Quarter	16.34	13.53	0.15	0.04
First Quarter	16.30	10.95	0.15	0.02
All issued and outstanding shares of Class A common stock of ESH REIT is held by the Corporation and has never been publicly traded.
Holders of Record
As of February 23, 2018, there were 13 holders of record of our Paired Shares and the Corporation was the only holder of ESH REIT’s Class A common stock. Because the majority of our Paired Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial owners represented by these record holders.
Distribution Policies
In 2018, we intend to maintain or increase our current distribution rate of $0.21 per Paired Share per quarter unless our consolidated results of operations, net income, Adjusted EBITDA, liquidity, cash flows, financial condition or prospects, economic conditions or other factors differ materially from our current assumptions. We intend to make a significant portion of our expected total annual distributions in respect of the Class B common stock of ESH REIT. In the event distributions in respect of the Class B common stock of ESH REIT are not sufficient to meet our expected Paired Share distributions and/or additional tax efficiency opportunities exist, the expected Paired Share distributions may be completed, as they have been in prior periods, through distributions in respect of the common stock of the Corporation using funds distributed to the Corporation in respect of the Class A common stock of ESH REIT, after allowance for tax, if any, on those funds. For the year ended December 31, 2017, the Corporation's common distributions were classified as 100% qualified dividends and ESH REIT’s distributions per Class A and Class B common shares were classified as 100% ordinary income.
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
Corporation Distribution Policy
The payment of Corporation distributions is at the discretion of the Corporation’s Board of Directors. Any such distributions will be made subject to the Corporation’s compliance with applicable law and will depend on, among other things, the Corporation's results of operations, net income, liquidity, cash flows, financial condition or prospects, economic conditions, the ability to effectively execute certain tax planning strategies, compliance with applicable law, the receipt by the Corporation of distributions from ESH REIT in respect of the Class A common stock, level of indebtedness, capital requirements, contractual restrictions, restrictions in any existing and future debt agreements of the Corporation and ESH REIT and other factors. The Corporation’s ability to pay distributions depends on its receipt of cash distributions from ESH REIT in respect of the Class A common stock, which may further restrict its ability to pay distributions. In particular, ESH REIT’s ability to pay distributions is restricted by the terms of its indebtedness. See Note 7 to the consolidated financial statements of Extended Stay America, Inc. and Note 6 to the consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 8 in this combined annual report on Form 10-K, for a description of restrictions on the Corporation’s and ESH REIT’s ability to pay distributions under their respective existing debt agreements and/or obligations.
On February 27, 2018, the Board of Directors of the Corporation declared a cash distribution of $0.06 per common share for the fourth quarter of 2017. The distribution is payable on March 27, 2018 to shareholders of record as of March 13, 2018.
ESH REIT Distribution Policy
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
The timing and frequency of ESH REIT’s distributions will be authorized by ESH REIT’s Board of Directors, in its sole discretion, and declared based on a variety of factors, including: consolidated results of operations; debt service requirements; capital expenditure requirements for its existing hotel properties; capital expenditure requirements for newly built Extended Stay America-branded hotels; taxable income; the annual distribution requirement under the REIT provisions of the Code; contractual restrictions; restrictions in any current or future debt agreements and in any preferred stock; and other factors that ESH REIT’s Board of Directors may deem relevant.
Holders of ESH REIT Class A and Class B common stock are entitled to any common stock distributions that ESH REIT’s Board of Directors may declare. Approximately 57% of ESH REIT’s distributions are paid to the Corporation on account of its ownership of all of the outstanding Class A common stock. Each share of Class A and Class B common stock is entitled to the same amount of distributions per share, subject to one exception. ESH REIT may declare and pay taxable stock dividends in respect of the Class A common stock that differ from dividends paid in respect of the Class B common stock in order to maintain its REIT status.
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
On February 27, 2018, the Board of Directors of ESH REIT declared a cash distribution of $0.15 per Class A and Class B common share for the fourth quarter of 2017. This distribution is payable on March 27, 2018 to shareholders of record as of March 13, 2018.

Stock Performance Graph
The following graph compares the total shareholder return on our Paired Shares to the cumulative total returns of the S&P 500 Stock Index (“S&P 500”) and the S&P 500 Hotels, Resorts & Cruise Lines Index (“S&P Hotel Index”) for the period from November 13, 2013, the date on which our Paired Shares commenced trading on the NYSE, through December 31, 2017. The graph assumes an initial investment of $100 on November 13, 2013 in our Paired Shares and in each of the indices and also assumes the reinvestment of dividends where applicable. The results shown in the graph below are not necessarily indicative of future performance.

Stay Total Return vs. Indices Since IPO
STAY
S&P 500
S&P 500 Hotel Index
$250.00
$230.00
$210.00
$190.00
$170.00
$150.00
$130.00
$110.00
$90.00
$70.00
$50.00
11/13/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/215
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017

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
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth all purchases made by or on behalf of the Corporation and ESH REIT or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of Paired Shares during the fourth quarter of 2017.

Period	Total number of Paired Shares purchased(1)	Average price paid per Paired Share(2)	Total number of Paired Shares purchased as part of publicly announced program(1) (3)	Maximum dollar value that may yet be purchased under the program(3)
October 1- October 31, 2017	—	$—	—	$101,354,561
November 1- November 30, 2017	34,000	$17.05	34,000	$100,774,872
December 1- December 31, 2017	160,000	$18.48	160,000	$97,817,472
Total	194,000	$18.23	194,000	$97,817,472
________________________

(1)	Represents an equal number of Corporation common shares and ESH REIT Class B common shares, which were paired together on a one-for-one basis to form Paired Shares.

(2)
In the aggregate, the Corporation and ESH REIT paid approximately $2.2 million and $1.3 million, respectively, for their respective portion of the Paired Shares that were repurchased and retired during the three months ended December 31, 2017.

(3)
In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program for up to $100 million of Paired Shares. In February 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $100 million to up to $200 million of Paired Shares. In December 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $200 million to up to $300 million of Paired Shares and extended the maturity date of the program through December 31, 2017, each effective January 1, 2017. In January 2018, the Boards of Directors of the Corporation and ESH REIT authorized an extension of the maturity date of the Share Repurchase Program through December 31, 2018, each effective January 1, 2018. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans).

Subsequent to December 31, 2017, the Corporation and ESH REIT repurchased and retired their respective portion of approximately 1.0 million Paired Shares for approximately $12.4 million and $7.1 million, respectively. In February 2018, the Boards of Directors of the Corporation and ESH REIT authorized an increase to the amount of the combined Paired Share repurchase program from up to $300 million to up to $400 million of Paired Shares, which expires on December 31, 2018. Approximately $178.5 million is remaining under the Paired Share repurchase program as of February 23, 2018.

Item 6. Selected Financial Data
Selected Historical Financial and Other Data—The Company
The selected historical consolidated financial data of the Company for the years ended December 31, 2017, 2016 and 2015 and as of December 31, 2017 and 2016 have been derived from the audited consolidated financial statements of the Company, which are included in Item 8 in this combined annual report on Form 10-K. The selected historical consolidated and combined financial data of the Company for the years ended December 31, 2014 and 2013 and as of December 31, 2015, 2014 and 2013 have been derived from the audited consolidated and combined financial statements of the Company not included elsewhere in this combined annual report on Form 10-K. The following information should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical audited consolidated financial statements of Extended Stay America, Inc. and related notes and other financial information included herein.

In 2017, the Company sold three Extended Stay Canada-branded hotels and two additional hotels. Additionally, in 2015, the Company sold a portfolio of 53 hotels, 47 of which operated under our former Crossland Economy Studios brand and six of which operated under our Extended Stay America brand. See Note 4 to the consolidated financial statements of Extended Stay America, Inc., which is included in Item 8 in this combined annual report on Form 10-K. The selected historical consolidated and combined financial and other data of the Company below and appearing elsewhere in this combined annual report on Form 10-K includes the results of operations and key operating metrics related to these hotels prior to the completion of these sales, unless otherwise indicated. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for certain results of operations, key operating metrics and non-GAAP measures.

In November 2013, the Corporation and ESH REIT completed an initial public offering and restructured and reorganized our then-existing business and legal entities. For the period from January 1, 2013 through the initial public offering, the consolidated and combined financial statements of the Company include the financial position and results of operations of the Company’s predecessor, which included ESH REIT’s predecessor, ESH Strategies and a consolidated variable interest entity, HVM LLC (“HVM”), our former management entity. Third party equity interests in HVM, which represented all of HVM’s equity, were not owned and therefore were presented as noncontrolling interests.

	The Company
(Dollars in thousands, except ADR, RevPAR and per share and per Paired Share data)	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Statement of operations data:
Total revenues	$1,282,725	$1,270,593	$1,284,753	$1,213,475	$1,132,818
Hotel operating expenses	585,545	580,772	604,087	592,101	540,551
Total operating expenses	934,582	909,954	915,620	865,989	821,827
Income from operations	361,075	360,664	500,072	348,738	312,125
Net income	172,188	163,352	283,022	150,554	82,656
Net (income) loss attributable to noncontrolling interests	(93,341)	(93,420)	(169,982)	(110,958)	3,575
Net income attributable to Extended Stay America, Inc. common shareholders or members	78,847	69,932	113,040	39,596	86,231
Net income per Extended Stay America, Inc. common share - basic	$0.41	$0.35	$0.55	$0.19	$0.49	(1)
Net income per Extended Stay America, Inc. common share - diluted	$0.41	$0.35	$0.55	$0.19	$0.49	(1)
Cash distributions paid per Extended Stay America, Inc. common share	$0.29	$0.37	$0.06	$—	$—
Distributions declared per Extended Stay America, Inc. common share	$0.29	$0.31	$0.12	$—	$—
Other financial data:
Cash flows provided by (used in):
Operating activities	$444,169	$418,405	$428,889	$370,485	$311,313
Investing activities	(115,157)	(159,464)	66,289	(182,243)	(165,259)
Financing activities	(300,120)	(547,946)	(243,180)	(127,160)	(188,977)
Capital expenditures	166,378	225,323	204,717	173,239	172,540
Hotel Operating Profit(a)	705,787	700,561	689,965	626,978	594,082
Hotel Operating Margin(a)	55.0%	55.1%	53.7%	51.7%	52.5%
EBITDA(b)	$590,690	$583,549	$701,237	$532,182	$480,178
Adjusted EBITDA(b)	622,905	615,658	603,081	556,660	518,610
FFO(c)	355,044	339,386	336,531	292,039	239,417
Adjusted FFO(c)	357,070	359,333	338,923	299,224	263,192
Adjusted FFO per Paired Share—diluted (c)	$1.84	$1.79	$1.66	$1.46	$1.49	(1)
Paired Share Income(d)	172,172	163,336	283,006	150,538	81,926
Adjusted Paired Share Income(d)	192,945	199,007	194,699	169,711	121,829
Adjusted Paired Share Income per Paired Share—diluted(d)	$1.00	$0.99	$0.95	$0.83	$0.69	(1)
Operating data:
Rooms (at period end)	68,620	69,383	69,383	76,000	76,219
Occupancy	74.5%	74.1%	73.7%	74.3%	74.2%
ADR	$67.19	$66.43	$62.22	$57.93	$54.15
RevPAR	$50.09	$49.23	$45.89	$43.02	$40.18

(1)	Assumes that the restructuring and recapitalization of the Company as part of the initial public offering occurred as of January 1, 2013.

	The Company
(In thousands)	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Balance sheet data:
Total assets	$4,076,053	$4,180,304	$4,528,900	$4,449,142	$4,407,795
Total debt, net of unamortized deferred financing costs and discounts(e)	2,534,768	2,585,274	2,762,388	2,859,391	2,862,951
Mandatorily redeemable preferred stock	7,133	21,202	21,202	21,202	21,202
Noncontrolling interest	565,264	582,407	608,684	599,799	596,632
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
The following table provides a reconciliation of room revenues, other hotel revenues and hotel operating expenses (excluding loss on disposal of assets) to Hotel Operating Profit and Hotel Operating Margin for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 (in thousands):

	The Company
	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Room revenues	$1,260,868	$1,250,865	$1,265,653	$1,195,816	$1,113,956
Other hotel revenues	21,857	19,728	19,100	17,659	17,787
Total hotel revenues	1,282,725	1,270,593	1,284,753	1,213,475	1,131,743
Hotel operating expenses(1)	576,938	570,032	594,788	586,497	537,661
Hotel Operating Profit	$705,787	$700,561	$689,965	$626,978	$594,082
Hotel Operating Margin	55.0%	55.1%	53.7%	51.7%	52.5%
______________________

(1)	Excludes loss on disposal of assets of approximately $8.6 million, $10.7 million, $9.3 million, $5.6 million and $2.9 million, respectively.
(b) EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are key metrics used by management to assess our performance and facilitate comparisons between us and other lodging companies, hotel owners and capital-intensive companies. EBITDA and Adjusted EBITDA as presented may not be comparable to similar measures calculated by other companies. This information should not be considered as an alternative to net income of the Company, net income of the Corporation, net income of ESH REIT or any other measure of the Company, the Corporation or ESH REIT calculated in accordance with U.S. GAAP. Additionally, EBITDA and Adjusted EBITDA should not solely be considered as measures of our profitability or indicative of funds available to fund our cash needs, including our ability to pay distributions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—EBITDA and Adjusted EBITDA” for a definition and discussion of EBITDA and Adjusted EBITDA.
The following table provides a reconciliation of net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 (in thousands):

	The Company
	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
Net income	$172,188		$163,352		$283,022		$150,554		$82,656
Interest expense, net	129,772		164,537		137,782		149,364		234,459
Income tax expense (benefit)	59,514		34,351		76,536		45,057		(4,990)
Depreciation and amortization	229,216		221,309		203,897		187,207		168,053
EBITDA	590,690		583,549		701,237		532,182		480,178
Non-cash equity-based compensation	7,552		12,000		10,500		8,803		20,168
Other non-operating (income) expense	(399)	(1)	(1,576)	(2)	2,732	(3)	3,763	(4)	—
Impairment of long-lived assets	25,169		9,828		9,011		2,300		3,330
Gain on sale of hotel properties, net	(9,973)		—		(130,894)		(864)		—
Restructuring expenses	—		—		—		—		605
Acquisition transaction expenses	—		—		—		—		235
Other expenses	9,866	(5)	11,857	(6)	10,495	(7)	10,476	(8)	14,094	(9)
Adjusted EBITDA	$622,905		$615,658		$603,081		$556,660		$518,610
______________________

(1)	Includes foreign currency transaction gain of approximately $0.7 million and loss related to interest rate swap of approximately $0.3 million.

(2)	Includes foreign currency transaction gain of approximately $1.6 million.

(3)	Includes foreign currency transaction loss of approximately $2.7 million.

(4)	Includes foreign currency transaction loss of approximately $3.8 million.

(5)
Includes loss on disposal of assets of approximately $8.6 million, costs incurred in connection with 2017 secondary offerings of approximately $1.1 million and transaction costs of approximately $0.2 million due to the revision of an estimate related to the sale of three hotel properties in 2017.

(6)
Includes loss on disposal of assets of approximately $10.7 million, costs incurred in connection with 2016 secondary offerings of approximately $1.1 million and transaction costs of approximately $0.1 million due to the revision of an estimate related to the sale of a portfolio of 53 hotel properties in 2015.

(7)
Includes loss on disposal of assets of approximately $9.3 million, costs incurred in connection with the preparation of a registration statement filed in 2015 and a 2015 secondary offering of approximately $0.9 million and transaction costs of approximately $0.3 million related to the sale of a portfolio of 53 hotel properties in 2015.

(8)
Includes loss on disposal of assets of approximately $5.6 million, public company transition costs of approximately $3.0 million, including approximately $1.5 million in costs incurred in connection with a 2014 secondary offering, and consulting fees of approximately $1.9 million related to the implementation of certain key strategic initiatives, including review of our corporate infrastructure.

(9)
Includes costs related to preparations for our initial public offering of approximately $11.2 million, consisting primarily of the restructuring and reorganization of our then-existing business, and loss on disposal of assets of approximately $2.9 million.

(c)
FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share. FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share are key metrics used by management to assess our operating performance and profitability and to facilitate comparisons between us and other hotel and/or real estate companies that include a REIT as part of their legal entity structure. FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share as presented may not be comparable to similar measures calculated by other REITS or real estate companies that include a REIT as part of their legal entity structure. In particular, due to the fact that we present these measures for the Company on a consolidated basis, FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share may be of limited use to investors comparing our results only to REITs. This information should not be considered as an alternative to net income of the Company, net income of the Corporation, net income of ESH REIT, net income per share of common stock of the Corporation, net income per share of Class A or Class B common stock of ESH REIT or any other measure of the Company, the Corporation or ESH REIT calculated in accordance with U.S. GAAP. Additionally, FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share should not solely be considered as measures of our profitability or indicative of funds available to fund our cash needs, including our ability to pay distributions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—Funds from Operations, Adjusted Funds from Operations and Adjusted Funds from Operations per diluted Paired Share” for a definition and discussion of FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share.

The following table provides a reconciliation of net income attributable to Extended Stay America, Inc. common shareholders or members to FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 (in thousands, except per Paired Share data):

	The Company
	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net income per Extended Stay America, Inc. common share - diluted	$0.41	$0.35	$0.55	$0.19	$0.49	(1)

Net income attributable to Extended Stay America, Inc. common shareholders or members	$78,847	$69,932	$113,040	$39,596	$86,231
Noncontrolling interests attributable to Class B common shares of ESH REIT	93,325	93,404	169,966	110,942	(4,305)	(2)
Real estate depreciation and amortization	224,559	216,950	199,857	183,621	164,646
Impairment of long-lived assets	25,169	9,828	9,011	2,300	3,330
Gain on sale of hotel properties, net	(9,973)	—	(130,894)	(864)	—
Tax effect of adjustments to net income attributable to Extended Stay America, Inc. common shareholders or members	(56,883)	(50,728)	(24,449)	(43,556)	(10,485)
FFO	355,044	339,386	336,531	292,039	239,417
Debt modification and extinguishment costs	2,351	26,233	3,014	9,405	25,941
Loss on interest rate swap	314	—	—	—	—
Restructuring expenses	—	—	—	—	605
Acquisition transaction expenses	—	—	—	—	235
Tax effect of adjustments to FFO	(639)	(6,286)	(622)	(2,220)	(3,006)
Adjusted FFO	$357,070	$359,333	$338,923	$299,224	$263,192
Adjusted FFO per Paired Share—diluted	$1.84	$1.79	$1.66	$1.46	$1.49	(1)
Weighted average Paired Shares outstanding-diluted	193,670	200,736	204,567	204,508	176,268
________________________

(1)	Assumes that the restructuring and recapitalization of the Company as part of the initial public offering occurred as of January 1, 2013.

(2)
Prior to the change in our legal and corporate structure in November 2013, which occurred in connection with the Corporation’s and ESH REIT’s initial public offering, no portion of the Company’s (i.e., the Paired Shares’) noncontrolling interests represented interests attributable to Class B common shares of ESH REIT.

(d)
Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share. We believe that Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share provide meaningful indicators of the Company’s operating performance in addition to separate and/or individual analysis of net income attributable to common shareholders of the Corporation and net income attributable to Class B common shareholders of ESH REIT, each of which is impacted by specific U.S. GAAP requirements and may not necessarily reflect how cash flows and/or earnings are generated on an individual entity or total enterprise basis.

Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share should not be considered as alternatives to net income of the Company, net income of the Corporation, net income of ESH REIT, net income per share of common stock of the Corporation, net income per share of Class A or Class B common stock of ESH REIT or any other measure of the Company, the Corporation or ESH REIT calculated in accordance with U.S. GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share” for a definition and discussion of Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Income per diluted Paired Share.
The following table provides a reconciliation of net income attributable to Extended Stay America Inc. common shareholders or members to Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 (in thousands, except per Paired Share data):

	The Company
	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
Net income per Extended Stay America, Inc. common share - diluted	$0.41		$0.35		$0.55		$0.19		$0.49	(1)

Net income attributable to Extended Stay America, Inc. common shareholders or members	$78,847		$69,932		$113,040		$39,596		$86,231
Noncontrolling interests attributable to Class B common shares of ESH REIT	93,325		93,404		169,966		110,942		(4,305)	(2)
Paired Share Income	172,172		163,336		283,006		150,538		81,926
Debt modification and extinguishment costs	2,351		26,233		3,014		9,405		25,941
Other non-operating (income) expense	(399)	(3)	(1,576)	(4)	2,732	(5)	3,763	(6)	—
Impairment of long-lived assets	25,169		9,828		9,011		2,300		3,330
Gain on sale of hotel properties, net	(9,973)		—		(130,894)		(864)		—
Restructuring expenses	—		—		—		—		605
Acquisition transaction expenses	—		—		—		—		235
Other expenses	9,866	(7)	11,857	(8)	10,495	(9)	10,476	(10)	14,094	(11)
Tax effect of adjustments to Paired Share Income	(6,241)		(10,671)		17,335		(5,907)		(4,302)
Adjusted Paired Share Income	$192,945		$199,007		$194,699		$169,711		$121,829
Adjusted Paired Share Income per Paired Share - diluted	$1.00		$0.99		$0.95		$0.83		$0.69	(1)
Weighted average Paired Shares outstanding - diluted	193,670		200,736		204,567		204,508		176,268
__________________________

(1)	Assumes that the restructuring and recapitalization of the Company as part of the initial public offering occurred as of January 1, 2013.

(2)
Prior to the change in our legal and corporate structure in November 2013, which occurred in connection with the Corporation’s and ESH REIT’s initial public offering, no portion of the Company’s (i.e., the Paired Shares’) noncontrolling interests represented interests attributable to Class B common shares of ESH REIT.

(3)	Includes foreign currency transaction gain of approximately $0.7 million and loss related to interest rate swap of approximately $0.3 million.

(4)	Includes foreign currency transaction gain of approximately $1.6 million.

(5)	Includes foreign currency transaction loss of approximately $2.7 million.

(6)	Includes foreign currency transaction loss of approximately $3.8 million.

(7)
Includes loss on disposal of assets of approximately $8.6 million, costs incurred in connection with 2017 secondary offerings of approximately $1.1 million and transaction costs of approximately $0.2 million due to the revision of an estimate related to the sale of three hotel properties in 2017.

(8)
Includes loss on disposal of assets of approximately $10.7 million, costs incurred in connection with 2016 secondary offerings of approximately $1.1 million and transaction costs of approximately $0.1 million due to the revision of an estimate related to the sale of a portfolio of 53 hotels in 2015.

(9)
Includes loss on disposal of assets of approximately $9.3 million, costs incurred in connection with the preparation of a registration statement filed in 2015 and a 2015 secondary offering of approximately $0.9 million and transaction costs of approximately $0.3 million related to the sale of a portfolio of 53 hotels in 2015.

(10)
Includes loss on disposal of assets of approximately $5.6 million, public company transition costs of approximately $3.0 million, including approximately $1.5 million in costs incurred in connection with a 2014 secondary offering, and consulting fees of approximately $1.9 million related to the implementation of certain key strategic initiatives, including review of our corporate infrastructure.

(11)
Includes costs related to preparations for our initial public offering of approximately $11.2 million, consisting primarily of the restructuring and reorganization of our then-existing business as part of our initial public offering, and loss on disposal of assets of approximately $2.9 million.

(e) As discussed in Note 2 to the consolidated financial statements of Extended Stay America, Inc., which are included in Item 8 in this combined annual report on Form 10-K, effective December 31, 2015, the Company early adopted FASB Accounting Standard Update (“ASU”) No. 2015-03 and ASU No. 2015-15. Therefore, total debt is shown net of unamortized deferred financing costs and debt discounts in the selected financial data table. Because the adoption of these updates required retrospective application, the historical financial information contained in this Item 6 and elsewhere in this report has been restated to reflect the retrospective impact of our adoption.

Selected Historical Financial and Other Data—ESH REIT
The selected historical consolidated financial data of ESH REIT for the years ended December 31, 2017, 2016 and 2015 and as of December 31, 2017 and 2016 have been derived from the audited consolidated financial statements of ESH REIT, which are included in Item 8 in this combined annual report on Form 10-K. The selected historical consolidated financial data of ESH REIT for the years ended December 31, 2014 and 2013 and as of December 31, 2015, 2014 and 2013 have been derived from the audited consolidated financial statements of ESH REIT not included elsewhere in this combined annual report on Form 10-K. The following information should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical audited consolidated financial statements of ESH Hospitality, Inc. and related notes and other financial information included herein.

In 2017, ESH REIT sold three Extended Stay Canada-branded hotels and two additional hotels. Additionally, in 2015, ESH REIT sold a portfolio of 53 hotels, 47 of which operated under the former Crossland Economy Studios brand and six of which operated under the Extended Stay America brand. See Note 4 to the consolidated financial statements of ESH Hospitality, Inc., which are included in Item 8 in this combined annual report on Form 10-K. The selected historical consolidated and combined financial and other data of ESH REIT below and appearing elsewhere in this combined annual report on Form 10-K includes the results of operations related to the ownership of these hotels prior to the completion of these sales, unless otherwise indicated.

In November 2013, the Corporation and ESH REIT completed an initial public offering and restructured and reorganized our then-existing business and legal entities. For the period from January 1, 2013 through the initial public offering, the consolidated financial statements of ESH REIT include the financial position and results of operations of ESH REIT, which include ESH REIT’s predecessor, its subsidiaries, which included the Operating Lessees, and HVM. Third party equity interests in HVM, which represented all of HVM’s equity, were not owned and therefore were presented as noncontrolling interests.

	ESH REIT
(In thousands, except per share data)	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Statement of operations data:
Rental revenues from Extended Stay America, Inc.	$683,500	$694,275	$719,635	$684,205	$71,900
Hotel room revenues	—	—	—	—	983,950
Total revenues	683,500	694,275	719,635	684,205	1,072,539
Hotel operating expenses	90,495	89,166	97,062	93,826	478,727
Total operating expenses	345,826	319,824	312,079	292,493	740,395
Income from operations	346,909	374,456	524,209	392,845	333,219
Net income	214,984	212,207	378,184	247,094	100,466
Net income per ESH Hospitality, Inc. common share:
Class A-basic	$0.49	$0.47	$0.83	$0.54	$0.26	(1)
Class A-diluted	$0.48	$0.47	$0.83	$0.54	$0.26	(1)
Class B-basic	$0.48	$0.47	$0.83	$0.55	$0.26	(1)
Class B-diluted	$0.48	$0.47	$0.83	$0.54	$0.25	(1)
Cash distributions paid per ESH Hospitality, Inc. common share
Class A	$0.53	$0.62	$0.60	$0.53	$0.20
Class B	$0.53	$0.62	$0.60	$0.53	$0.20
Distributions declared per ESH Hospitality, Inc. common share
Class A	$0.53	$0.43	$0.79	$0.53	$0.20
Class B	$0.53	$0.43	$0.79	$0.53	$0.20
Other financial data:
Cash flows provided by (used in):
Operating activities	$471,242	$488,350	$511,985	$432,857	$295,198
Investing activities	(118,147)	(158,698)	61,034	(153,307)	(164,078)
Financing activities	(367,671)	(499,402)	(383,579)	(264,355)	(215,679)
Capital expenditures	163,797	222,257	199,135	166,358	171,931

(1)	Assumes that the restructuring and recapitalization of ESH REIT as part of the initial public offering occurred as of January 1, 2013.

	ESH REIT
(In thousands)	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Balance sheet data:
Total assets	$3,935,433	$4,077,505	$4,316,549	$4,268,970	$4,286,440
Total debt, net of unamortized deferred financing costs and discounts (a)	2,534,768	2,635,274	2,762,388	2,859,391	2,862,951
__________________________

(a)
As discussed in Note 2 to the consolidated financial statements of ESH Hospitality, Inc., which are included in Item 8 in this combined annual report on Form 10-K, effective December 31, 2015, ESH REIT early adopted FASB ASU No. 2015-03 and ASU No. 2015-15. Therefore, total debt is shown net of unamortized deferred financing costs and debt discounts in the selected financial data table. Because the adoption of these updates required retrospective application, the historical financial information contained in this Item 6 and elsewhere in this report has been restated to reflect the retrospective impact of our adoption.

Hotel Operating Profit, Hotel Operating Margin, EBITDA, Adjusted EBITDA, FFO, Adjusted FFO, Adjusted FFO per diluted Paired Share, Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single, consolidated enterprise, which is reflected in the consolidated Company results of operations; therefore, we believe these performance measures are meaningful for the Company only.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s and ESH REIT’s consolidated financial statements, each of which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those relating to property and equipment, goodwill, revenue recognition, income taxes, equity-based compensation and investments. Our estimates and judgments are based on information that is then available to us, our experience and various matters that we believe are reasonable and appropriate for consideration under the circumstances. Actual results may differ significantly from these estimates under different assumptions and conditions.

The following discussion may contain forward-looking statements regarding our ability to meet our debt service obligations, future capital expenditures (including future hotel renovation programs), distribution policies, development, growth and franchise opportunities, anticipated benefits or use of proceeds from any dispositions, plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position and our business outlook, business trends, among other topics. Actual results may differ materially from results suggested by our forward-looking statements for various reasons, including those discussed in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Those sections expressly qualify any subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf.
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
Overview
We are the largest integrated owner/operator of company-branded hotels in North America. Our business operates in the extended stay segment of the lodging industry, and as of December 31, 2017, we owned and operated 624 hotel properties comprising approximately 68,600 rooms located in 44 states across the United States. We currently operate all of our hotels under the Extended Stay America brand, which serves the mid-price extended stay segment and accounts for approximately 44% of the segment by number of rooms in the United States.
Our extended stay hotels are designed to provide an affordable and attractive alternative to traditional lodging or apartment accommodations and are targeted toward self-sufficient, value-conscious guests who need lodging for more than a week. Our guests include business travelers, leisure travelers, professionals on temporary work or training assignments, persons relocating, temporarily displaced or purchasing a home and anyone else in need of temporary housing.

We seek to drive our competitive advantage by targeting our product offering to an underserved market segment and by driving economies of scale through our national distribution and concentration of multiple hotels in individual markets. We focus on continually improving our product and service, improving marketing efforts and driving ADR. In addition to owning and operating hotels, we plan to increase our distribution and create a fee-based income stream by franchising our brand name to unaffiliated third-parties and, in some instances, managing these hotels on behalf of our franchisees. We also plan to increase our efficiency and the overall quality of our real estate portfolio by selling non-strategic hotels over time, in some cases franchising our brand name to, or managing sold hotels for, the buyers. Through the combination of our business model, which we believe maximizes cost efficiency, our efficient capital structure and the below real estate and development initiatives, we intend to drive superior cash flow and return value to our shareholders. See “Item 1–Business” for additional information on our Company.

During the second quarter of 2017, we completed a hotel renovation program which began in 2011 and included each of our 624 hotels. In order to achieve our strategic objectives, our current and future plans include some or all of the following:

•	continuing to invest capital in our hotels, both on an ongoing basis and through future cyclical renovation programs, where justified by anticipated returns on investment;

•	repurposing and/or rebuilding certain of our hotel properties;

•	building new Extended Stay America hotel properties which we expect to own and operate;

•	selling non-strategic hotels to buyers that will franchise the Extended Stay America brand from us and for whom we may perform management or other services;

•	converting existing hotels to the Extended Stay America brand, either as franchises or on our own balance sheet;

•	franchising the Extended Stay America brand to newly-constructed hotel properties owned by unaffiliated third parties for whom we may perform management or other services; and

•	acquiring additional hotel properties.

Changes in Hotel Ownership - Completed Asset Dispositions
In 2017, we sold three Extended Stay Canada-branded hotels for 76.0 million Canadian dollars and two additional hotels for approximately $21.4 million. As a result of these transactions, the Corporation and ESH REIT recognized gains on sale of approximately $1.4 million and $8.6 million, respectively, during the year ended December 31, 2017. Although we no longer own or operate these hotels, the Corporation is party to separate management agreements for three of the hotels, each of which is expected to terminate in 2018, after which the hotels are planned to be converted by the owners to different brands or uses.
In 2015, we sold a portfolio of 53 hotels, 47 of which operated under our former Crossland Economy Studios brand and six of which operated under the Extended Stay America brand, and certain intellectual property of Crossland Economy Studios. We no longer own, operate or manage these hotels, nor do we own intellectual property related to Crossland Economy Studios.
See Note 4 to each of the consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., both of which are included in Item 8 in this combined annual report on Form 10-K.
Changes in Hotel Ownership - Pending Asset Dispositions
In November 2017, we executed a purchase and sale agreement to divest twenty-five Extended Stay America-branded hotels for approximately $114.0 million, including approximately $1.9 million in initial franchise application fees, subject to adjustment. The transaction closed in February 2018 and we expect to recognize a gain on sale not to exceed $10 million. See Note 17 of the consolidated financial statements of Extended Stay America, Inc. and Note 14 of the consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 8 in this combined annual report on Form 10-K. We manage these hotels under a twenty-year management agreement, with the option for the third-party owner to convert the hotels to independently-managed franchises after two years.
In October 2016, we executed a purchase and sale agreement to divest one Extended Stay America-branded hotel for approximately $44.8 million, subject to adjustment. Upon and subject to the completion of customary due diligence and the satisfaction or waiver of certain closing conditions, this transaction is currently expected to close in 2018 or 2019. We expect to manage the hotel on an interim basis after closing, after which the hotel is planned to be closed and converted by the third-party owner to a different use.
Key Metrics Evaluated by Management
We evaluate the performance of our business through the use of certain non-GAAP financial measures and other lodging industry operating metrics. U.S. GAAP refers to generally accepted accounting principles in the United States. Each of these non-GAAP financial measures should be considered as a supplemental measure to a U.S. GAAP performance measure such as total revenues, net income, net income per share or cash flow provided by operating activities. These financial measures include Hotel Operating Profit, Hotel Operating Margin, EBITDA, Adjusted EBITDA, FFO, Adjusted FFO, Adjusted FFO per diluted Paired Share, Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share. We provide a more detailed discussion of these non-GAAP financial measures, how management uses such measures to evaluate our financial and operating performance, a discussion of certain limitations of such measures and a reconciliation of such measures to the nearest U.S. GAAP measures under “—Non-GAAP Financial Measures.”
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
Revenue per available room (“RevPAR”) is a commonly used measure within the lodging industry to evaluate hotel financial performance. RevPAR represents the product of average daily room rate charged and the average daily occupancy achieved for a hotel or group of hotels in a given period. RevPAR does not include ancillary revenues, such as food and beverage revenues, or parking, pet, telephone or other guest service revenues. Although RevPAR does not include these other hotel revenues, it generally is considered a key indicator of core revenues for many hotels. For the year ended December 31, 2017, room revenues represented approximately 98.3% of our total revenues. RevPAR changes that are driven predominately by occupancy have different implications on incremental operating profitability than do changes that are driven predominately by ADR. For example, increases in occupancy at a hotel would lead to increases in room revenues and other hotel revenues, as well as incremental operating costs (including housekeeping services and amenity costs). RevPAR increases due to higher room rates, however, would generally not result in additional operational room-related costs, with the exception of those charged or incurred as a percentage of revenue, such as credit card fees. As a result, changes in RevPAR driven by increases or decreases in ADR generally have a greater effect on operating profitability than changes in RevPAR driven by occupancy levels.

Understanding Our Results of Operations – The Company
Revenues and Expenses. The Company’s revenues are derived from hotel ownership and operations. Hotel operating expenses account for the largest portion of the Company’s operating expenses and reflect ongoing expenses associated with the ownership and operation of our hotels.
The following table presents the components of the Company’s revenues as a percentage of our total revenues for the year ended December 31, 2017:

Percentage of 2017 Total Revenues
• Room revenues. Room revenues are driven primarily by ADR and occupancy. Pricing policy and customer mix are significant drivers of ADR. Due to our relatively high occupancy levels, our primary focus is on increasing RevPAR by increasing ADR. For the year ended December 31, 2017, we experienced RevPAR growth of approximately 1.7% compared to the year ended December 31, 2016, due to an increase in shorter-stay business and leisure guests, the collective impact of our recently completed hotel renovation program and focus on service excellence.	98.3%
•      Other hotel revenues. Other hotel revenues include ancillary revenues such as laundry revenues, vending commissions, additional housekeeping fees, purchased WiFi upgrades, parking revenues and pet charges. Occupancy and customer mix, as well as the number and percentage of guests that have longer-term stays, have been historical drivers of our other hotel revenues. We experienced an increase in other hotel revenues of approximately $2.1 million, or 10.8%, for the year ended December 31, 2017 compared to the year ended December 31, 2016, due to increases in guest purchased WiFi upgrades, parking revenues and other fees.
1.7%

The following table presents the components of the Company’s operating expenses as a percentage of our total operating expenses for the year ended December 31, 2017:

Percentage of 2017 Total Operating Expenses
•       Hotel operating expenses. Hotel operating expenses have fixed and variable components. Operating expenses that are relatively fixed include personnel expense, real estate tax expense and property insurance premium expense. Occupancy is a key driver of expenses that have a high degree of variability, such as housekeeping services and amenity costs. Other variable expenses include marketing costs, reservation costs, property insurance claims expense and repairs and maintenance expense. We experienced an increase in hotel operating expenses of approximately $4.8 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, due to increases in personnel expense, real estate tax expense and credit card disputes, partially offset by decreases in loss on disposal of assets, utilities expense, amenity costs and repairs and maintenance expense.
62.7%
• General and administrative expenses. General and administrative expenses include expenses associated with corporate overhead. Costs consist primarily of compensation expense of our corporate staff, which includes equity-based compensation, and professional fees, including audit, tax, legal and consulting fees.	10.1%
• Depreciation and amortization. Depreciation and amortization is a non-cash charge that relates primarily to the acquisition and related usage of hotels and other property and equipment, including capital expenditures incurred with respect to hotel renovations.	24.5%
• Impairment of long-lived assets. Impairment of long-lived assets is a non-cash charge recognized when events and circumstances indicate that the carrying value of individual hotel assets, or group of hotel assets, may not be recoverable.	2.7%
Understanding Our Results of Operations – ESH REIT
Revenues. ESH REIT’s rental revenues are generated from leasing its hotel properties to subsidiaries of the Corporation. Rental revenues consist of fixed minimum rental payments recognized on a straight-line basis over the lease terms plus specified percentages of total hotel revenues over designated thresholds.
Expenses. The following table presents the components of ESH REIT’s operating expenses as a percentage of ESH REIT’s total operating expenses for the year ended December 31, 2017:

Percentage of 2017 Total Operating Expenses
• Hotel operating expenses. ESH REIT’s hotel operating expenses include expenses directly related to hotel ownership, such as real estate tax expense, loss on disposal of assets and property insurance premiums and claims expense.	26.2%
• General and administrative expenses. General and administrative expenses include overhead expenses incurred directly by ESH REIT and administrative service costs reimbursed to ESA Management.	4.3%
• Depreciation. Depreciation is a non-cash charge that relates primarily to the acquisition and related usage of hotels and other property and equipment, including capital expenditures incurred with respect to hotel renovations.	65.2%
• Impairment of long-lived assets. Impairment of long-lived assets is a non-cash charge recognized when events and circumstances indicate that the carrying value of individual hotel assets, or group of hotel assets, may not be recoverable.	4.3%
Results of Operations

Results of Operations discusses the Company’s and ESH REIT’s consolidated financial statements, each of which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those relating to property and equipment, goodwill, revenue recognition, income taxes, equity-based compensation and investments. Our estimates and judgments are based on information that is then available to us, our experience and various matters that we believe are reasonable and appropriate for consideration under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.
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
Results of Operations – The Company
Comparison of Years Ended December 31, 2017 and December 31, 2016
As of December 31, 2016, the Company owned and operated 629 hotels consisting of approximately 69,400 rooms. In 2017, the Company sold three Extended Stay Canada-branded hotels and two additional hotels. The Corporation is party to separate management agreements for three of the hotels, each of which is expected to terminate in 2018, and after which the hotels are planned to be converted by the third-party owner to different brands or uses. As a result, as of December 31, 2017, the Company owned and operated 624 hotels, consisting of approximately 68,600 rooms. See Note 4 to the consolidated financial statements of Extended Stay America, Inc., which are included in Item 8 in this combined annual report on Form 10-K.
The following table presents our consolidated results of operations for the years ended December 31, 2017 and 2016, including the amount and percentage change in these results between the periods (in thousands):

	Year Ended December 31,
	2017	2016	Change ($)	Change (%)
Revenues:
Room revenues	$1,260,868	$1,250,865	$10,003	0.8%
Other hotel revenues	21,857	19,728	2,129	10.8%
Total revenues	1,282,725	1,270,593	12,132	1.0%
Operating expenses:
Hotel operating expenses	585,545	580,772	4,773	0.8%
General and administrative expenses	94,652	98,045	(3,393)	(3.5)%
Depreciation and amortization	229,216	221,309	7,907	3.6%
Impairment of long-lived assets	25,169	9,828	15,341	156.1%
Total operating expenses	934,582	909,954	24,628	2.7%
Gain on sale of hotel properties, net	9,973	—	9,973	n/a
Other income	2,959	25	2,934	11,736.0%
Income from operations	361,075	360,664	411	0.1%
Other non-operating income	(399)	(1,576)	1,177	(74.7)%
Interest expense, net	129,772	164,537	(34,765)	(21.1)%
Income before income tax expense	231,702	197,703	33,999	17.2%
Income tax expense	59,514	34,351	25,163	73.3%
Net income	172,188	163,352	8,836	5.4%
Net income attributable to noncontrolling interests (1)	(93,341)	(93,420)	79	(0.1)%
Net income attributable to Extended Stay America Inc. common shareholders	$78,847	$69,932	$8,915	12.7%
________________________

(1)
Noncontrolling interests in Extended Stay America, Inc. include approximately 43% and 44% of ESH REIT’s common equity as of December 31, 2017 and 2016, respectively, and 125 shares of ESH REIT preferred stock.

The following table presents key operating metrics, including occupancy, ADR, RevPAR, hotel inventory and renovation displacement data for our hotels for the years ended December 31, 2017 and 2016, respectively:

	Year Ended December 31,
	2017	2016		Change
Number of hotels (as of December 31)(1)	624	629		(5)
Number of rooms (as of December 31)(1)	68,620	69,383		(763)
Occupancy	74.5%	74.1%		40 bps
ADR	$67.19	$66.43		1.1%
RevPAR	$50.09	$49.23		1.7%
Hotel Inventory (as of December 31)(2):
Renovated Extended Stay America	624	584	(3)	40
Unrenovated Extended Stay America and other	—	45		(45)
Total number of hotels	624	629		(5)
Renovation Displacement Data (in thousands, except percentages)(2):
Total available room nights	25,170	25,399		(229)
Room nights displaced from renovation	101	328		(227)
% of available room nights displaced	0.4%	1.3%		(90) bps
_______________________

(1)
In 2017, the Company sold five hotels, four of which were included in "Renovated Extended Stay America" and one of which was included in "Unrenovated Extended Stay America and other" as of December 31, 2016. See Note 4 to the consolidated financial statements of Extended Stay America, Inc. which is included in Item 8 in this combined annual report on Form 10-K.

(2)	See “—Liquidity and Capital Resources – Capital Expenditures – Hotel Renovations.”

(3)	Includes three Extended Stay Canada-branded hotels.

Room revenues. Room revenues increased by approximately $10.0 million, or 0.8%, to approximately $1,260.9 million for the year ended December 31, 2017 compared to approximately $1,250.9 million for the year ended December 31, 2016. The increase in room revenues was due to a 40 bps increase in occupancy and a 1.1% increase in ADR, resulting in a 1.7% increase in RevPAR. These increases were a result of an increase in shorter-stay business and leisure guests, the collective impact of our recently completed hotel renovation program and focus on service excellence. This increase was partially offset by the sale of five hotels in 2017.
Other hotel revenues. Other hotel revenues increased by approximately $2.1 million, or 10.8%, to approximately $21.9 million for the year ended December 31, 2017 compared to approximately $19.7 million for the year ended December 31, 2016. This increase was due to an increase in guest purchased WiFi upgrades, parking revenues and other fees.
Hotel operating expenses. Hotel operating expenses increased by approximately $4.8 million, or 0.8%, to approximately $585.5 million for the year ended December 31, 2017 compared to approximately $580.8 million for the year ended December 31, 2016. The increase in hotel operating expenses was due to increases in personnel expense of approximately $4.9 million, real estate tax expense of approximately $4.4 million and credit card disputes of approximately $1.8 million. These increases were partially offset by decreases in loss on disposal of assets of approximately $2.1 million, utilities expense of approximately $1.8 million, amenity costs of approximately $1.5 million and repairs and maintenance expense of approximately $1.3 million.
General and administrative expenses. General and administrative expenses decreased by approximately $3.4 million, or 3.5%, to approximately $94.7 million for the year ended December 31, 2017 compared to approximately $98.0 million for the year ended December 31, 2016. This decrease was driven by a decrease in corporate personnel expense of approximately $3.2 million, primarily related to a decrease in equity-based compensation expense as a result of the forfeiture of a large number of executive awards in December 2017. The decrease was partially offset by an increase in other consulting and professional fees of approximately $0.2 million.
Depreciation and amortization. Depreciation and amortization increased by approximately $7.9 million, or 3.6%, to approximately $229.2 million for the year ended December 31, 2017 compared to approximately $221.3 million for the year ended December 31, 2016, due to an increase in investment in hotel assets.

Impairment of long-lived assets. Asset impairments are recorded as required based on an evaluation of property and equipment and intangible assets for impairment. During the year ended December 31, 2017, we recognized impairment charges of approximately $25.2 million related to property and equipment, $12.4 million of which related to our three Extended Stay Canada-branded hotels sold in May 2017. The remainder of the 2017 impairment expense related to six hotel properties. Impairment charges of approximately $9.8 million were recognized during the year ended December 31, 2016 related to three hotel properties.
Gain on sale of hotel properties, net. During the year ended December 31, 2017, we recognized a gain on sale of two hotel properties of approximately $11.9 million. This gain was partially offset by a loss of approximately $1.9 million related to the sale of three Extended Stay Canada-branded hotels. No hotel properties were sold during the year ended December 31, 2016.

Other income. During the year ended December 31, 2017, we recognized other income of approximately $3.0 million, which consisted of the settlement of a lawsuit, the receipt of funds related to temporary easements at several of our hotel properties and management fees related to the three Extended Stay Canada-branded hotels sold in 2017 pursuant to separate post-closing management agreements.
Other-non operating income. During the year ended December 31, 2017, we recognized a non-cash foreign currency transaction gain of approximately $0.7 million, partially offset by non-cash charges related to our interest rate swap of approximately $0.3 million. During the year ended December 31, 2016, we recognized a non-cash foreign currency transaction gain of approximately $1.6 million related to the depreciation of the U.S. dollar versus the Canadian dollar at our Canadian subsidiaries.
Interest expense, net. Excluding debt modification costs of approximately $2.4 million incurred during the year ended December 31, 2017, related to the repricing of ESH REIT’s senior secured term loan facility and excluding debt extinguishment costs of approximately $26.2 million incurred during the year ended December 31, 2016, related to the full repayment of the balance outstanding under ESH REIT’s previous term loan facility and the full repayment of ESH REIT’s previous mortgage loan, net interest expense decreased approximately $10.9 million, or 7.9%, to approximately $127.4 million for the year ended December 31, 2017 compared to approximately $138.3 million for the year ended December 31, 2016. The Company’s weighted average interest rate decreased to approximately 4.5% as of December 31, 2017 compared to approximately 4.6% as of December 31, 2016. The Company’s total debt outstanding decreased to approximately $2.5 billion, net of unamortized deferred financing costs and debt discounts, as of December 31, 2017, compared to approximately $2.6 billion, net of unamortized deferred financing costs and debt discounts, as of December 31, 2016.
Income tax expense. Our effective income tax rate increased by approximately 8.3 percentage points to approximately 25.7% for the year ended December 31, 2017 compared to approximately 17.4% for the year ended December 31, 2016. The Company’s effective tax rate is lower than the federal statutory rate of 35% due to ESH REIT’s status as a REIT under the provisions of the Code during these periods. The increase in our effective tax rate for the year ended December 31, 2017, is due to the impact of the TCJA, which was signed into law in December 2017 and caused additional deferred tax expense of approximately $4.1 million in 2017, as well as benefits recognized in 2016 of approximately $(1.7) million related to a change in ESH REIT's distribution policy and approximately $(9.4) million related to the reversal of a net deferred tax liability associated with the Corporation's anticipated receipt of future ESH REIT nontaxable distributions. Also, in 2017, the Company disposed of substantially all of its Canadian assets, incurring additional current tax expense on the Canadian gain realized upon disposition of these assets. ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status while retaining sufficient capital for its ongoing needs. ESH REIT will incur federal and state income tax at statutory rates on its taxable income not distributed.
Comparison of Years Ended December 31, 2016 and December 31, 2015
As of December 31, 2016 and 2015, we owned and operated 629 hotels consisting of approximately 69,400 rooms. In December 2015, the Company sold a portfolio of 53 hotel properties, 47 of which operated under the Crossland Economy Studios brand and six of which operated under the Extended Stay America brand. As such, for the period from January 1, 2015 through date of sale, we owned and operated 682 hotels consisting of approximately 76,000 rooms. See Note 4 to the consolidated financial statements of Extended Stay America, Inc., which are included in Item 8 in this combined annual report on Form 10-K.

The following table presents our consolidated results of operations for the years ended December 31, 2016 and 2015, including the amount and percentage change in these results between the periods (in thousands):

	Year Ended December 31,
	2016	2015	Change ($)	Change (%)
Revenues:
Room revenues	$1,250,865	$1,265,653	$(14,788)	(1.2)%
Other hotel revenues	19,728	19,100	628	3.3%
Total revenues	1,270,593	1,284,753	(14,160)	(1.1)%
Operating expenses:
Hotel operating expenses	580,772	604,087	(23,315)	(3.9)%
General and administrative expenses	98,045	98,625	(580)	(0.6)%
Depreciation and amortization	221,309	203,897	17,412	8.5%
Impairment of long-lived assets	9,828	9,011	817	9.1%
Total operating expenses	909,954	915,620	(5,666)	(0.6)%
Gain on sale of hotel properties	—	130,894	(130,894)	n/a
Other income	25	45	(20)	(44.4)%
Income from operations	360,664	500,072	(139,408)	(27.9)%
Other non-operating expense	(1,576)	2,732	(4,308)	(157.7)%
Interest expense, net	164,537	137,782	26,755	19.4%
Income before income tax expense	197,703	359,558	(161,855)	(45.0)%
Income tax expense	34,351	76,536	(42,185)	(55.1)%
Net income	163,352	283,022	(119,670)	(42.3)%
Net income attributable to noncontrolling interests(1)	(93,420)	(169,982)	76,562	(45.0)%
Net income attributable to common shareholders	$69,932	$113,040	$(43,108)	(38.1)%

(1)
Noncontrolling interests in Extended Stay America, Inc. include approximately 44% and 45% of ESH REIT’s common equity as of December 31, 2016 and 2015, respectively, and 125 shares of ESH REIT preferred stock.

The following table presents key operating metrics, including occupancy, ADR, RevPAR, hotel inventory and renovation displacement data for our hotels for the years ended December 31, 2016 and 2015, respectively:

	Year Ended December 31,
	2016	2015(3)	Change
Number of hotels (as of December 31)	629	629	—
Number of rooms (as of December 31)	69,383	69,383	—
Occupancy	74.1%	73.7%	40 bps
ADR	$66.43	$62.22	6.8%
RevPAR	$49.23	$45.89	7.3%
Hotel Inventory (as of December 31)(1):
Renovated Extended Stay America(2)	584	463	121
Unrenovated Extended Stay America and other	45	166	(121)
Total number of hotels	629	629	—
Renovation Displacement Data (in thousands, except percentages)(2):
Total available room nights	25,399	27,581	(2,182)
Room nights displaced from renovation	328	363	(35)
% of available room nights displaced	1.3%	1.3%	—
________________________

(1)	See “—Liquidity and Capital Resources – Capital Expenditures – Hotel Renovation Program.”

(2)	Includes three Extended Stay Canada-branded hotels.

(3)
In December 2015, the Company sold a portfolio of 53 hotel properties. See Note 4 to the consolidated financial statements of Extended Stay America, Inc. which are included in Item 8 in this combined annual report on Form 10-K.

The following table presents key operating metrics, including occupancy, ADR, RevPAR, hotel inventory and renovation displacement data of the 629 hotels owned and operated by the Company prior to the 2015 sale for the years ended December 31, 2016 and 2015, respectively:

	Year Ended December 31,
	2016	2015	Change
Number of hotels (as of December 31)	629	629	—
Number of rooms (as of December 31)	69,383	69,383	—
Occupancy of 629 hotel portfolio	74.1%	73.7%	40 bps
ADR of 629 hotel portfolio	$66.43	$64.24	3.4%
RevPAR of 629 hotel portfolio	$49.23	$47.36	3.9%
Inventory of 629 hotel portfolio (1):
Renovated Extended Stay America(2)	584	463	121
Unrenovated Extended Stay America and other	45	166	(121)
Number of hotels	629	629	—
Renovation Displacement Data of 629 hotel portfolio (in thousands, except percentages)(1):
Available room nights of 629 hotel portfolio	25,399	25,325	74
Room nights displaced from renovation of 629 hotel portfolio	328	363	(35)
% of available room nights displaced of 629 hotel portfolio	1.3%	1.4%	(10) bps
________________________

(1)	See “—Liquidity and Capital Resources – Capital Expenditures – Hotel Renovation Program.”

(2)	Includes three Extended Stay Canada-branded hotels.

Room revenues. Room revenues decreased by approximately $14.8 million, or 1.2%, to approximately $1,250.9 million for the year ended December 31, 2016 compared to approximately $1,265.7 million for the year ended December 31, 2015, due to the sale of a portfolio of 53 hotel properties in December 2015. For the 629 hotels owned and operated by the Company prior to the 2015 sale, room revenues increased by approximately $51.4 million or 4.3% primarily due to a 3.4% increase in ADR and a 40 bps increase in occupancy, resulting in a 3.9% increase in RevPAR. These increases were a result of a shift in our customer mix to a greater number of high yield, shorter-stay business and leisure guests, the collective impact of our hotel renovation program and focus on service excellence.
Other hotel revenues. Other hotel revenues increased by approximately $0.6 million, or 3.3%, to approximately $19.7 million for the year ended December 31, 2016 compared to approximately $19.1 million for the year ended December 31, 2015. For the 629 hotels owned and operated by the Company prior to the 2015 sale, other hotel revenues increased by approximately $1.8 million, or 10.1%.
Hotel operating expenses. Hotel operating expenses decreased by approximately $23.3 million, or 3.9%, to approximately $580.8 million for the year ended December 31, 2016 compared to approximately $604.1 million for the year ended December 31, 2015, due to the sale of a portfolio of 53 hotel properties in December 2015. For the 629 hotels owned and operated by the Company prior to the 2015 sale, hotel operating expenses increased by approximately $15.4 million, or 2.7%, due to an increase in personnel expense of approximately $12.2 million, reservation costs of approximately $6.9 million related to an increase in commissionable bookings through online travel agents, credit card fees of approximately $2.9 million and loss on disposal of assets of approximately $1.7 million. These increases were partially offset by decreases in repairs and maintenance expense of approximately $2.6 million, marketing costs of approximately $2.1 million, amenity costs of approximately $2.0 million and utilities expense of approximately $1.5 million.
General and administrative expenses. General and administrative expenses decreased by approximately $0.6 million, or 0.6%, to approximately $98.0 million for the year ended December 31, 2016 compared to approximately $98.6 million for the year ended December 31, 2015, mainly driven by a decrease in legal and other professional fees of approximately $3.0 million as well as decreases in travel and entertainment and relocation costs of approximately $1.1 million. These decreases were partially offset by an increase in corporate personnel expense of approximately $2.4 million, including equity-based compensation expense, as well as expenses related to future growth initiatives of approximately $1.3 million.

Depreciation and amortization. Depreciation and amortization increased by approximately $17.4 million, or 8.5%, to approximately $221.3 million for the year ended December 31, 2016 compared to approximately $203.9 million for the year ended December 31, 2015, which was due to an increase in investment in hotel assets, partially offset by the sale of a portfolio of 53 hotel properties in December 2015.
Impairment of long-lived assets. Asset impairments are recorded as required based on an evaluation of property and equipment and intangible assets for impairment. During the years ended December 31, 2016 and 2015, we recognized impairment charges of approximately $9.8 million and $9.0 million, respectively.
Gain on sale of hotel properties. During the year ended December 31, 2015, we recognized a gain on sale of hotel properties of approximately $130.9 million related to the sale of a portfolio of 53 hotel properties. No hotel properties were sold during the year ended December 31, 2016.
Other-non operating (income) expense. During the year ended December 31, 2016, we recognized a non-cash foreign currency transaction gain of approximately $1.6 million, due to the depreciation of the U.S dollar versus the Canadian dollar at one of our Canadian currency-based entities which had U.S. dollar denominated debt. This debt was repaid in August 2016. During the year ended December 31, 2015, we recognized a non-cash foreign currency transaction loss of approximately $2.7 million, due to the appreciation of the U.S. dollar versus the Canadian dollar at one our Canadian currency-based entities which had U.S. dollar denominated debt.
Interest expense, net. Excluding debt extinguishment costs of approximately $26.2 million incurred during the year ended December 31, 2016 related to the full repayment of ESH REIT’s previous mortgage loan and ESH REIT's previous term loan facility, and excluding debt extinguishment costs of approximately $3.0 million incurred during the year ended December 31, 2015 related to the partial repayment of ESH REIT's previous mortgage loan, net interest expense for the year ended December 31, 2016 increased approximately $3.5 million, or 2.6%, to approximately $138.3 million for the year ended December 31, 2016 compared to approximately $134.8 million for the year ended December 31, 2015, primarily due to an increase in the Company's weighted-average interest rate. The Company’s weighted average interest rate increased to approximately 4.6% as of December 31, 2016 compared to approximately 4.4% as of December 31, 2015, due to the issuance of an additional $800.0 million of ESH REIT’s 5.25% 2025 Notes (defined below) in March 2016. The Company’s total debt outstanding decreased to approximately $2.6 billion, net of unamortized deferred financing costs and debt discounts, as of December 31, 2016, compared to approximately $2.8 billion, net of unamortized deferred financing costs and debt discount, as of December 31, 2015.
Income tax expense. Our effective income tax rate decreased by approximately 3.9 percentage points to approximately 17.4% for the year ended December 31, 2016 compared to approximately 21.3% for the year ended December 31, 2015. The Company’s effective tax rate is lower than the federal statutory rate of 35% due to ESH REIT’s status as a REIT under the provisions of the Code during these periods. The decrease in our effective income tax rate for the year ended December 31, 2016 is due to the recognition of an income tax benefit of approximately $(1.7) million with respect to the reversal of net deferred tax liabilities which related to the previously estimated 5% of taxable income expected to be retained under ESH REIT's prior 95% distribution policy, which was changed in 2016. In addition, we recognized an income tax benefit of approximately $(9.4) million with respect to the reversal of a net deferred tax liability associated with the Corporation’s anticipated receipt of future ESH REIT nontaxable distributions. Further, during the year ended December 31, 2016, the Company recognized a benefit of approximately $(2.0) million due to a revision of its current income tax payable estimate upon filing income tax returns. These decreases were partially offset by the reversal of net deferred tax assets related to foreign currency translation losses that were deemed unrealizable during the year ended December 31, 2016. ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. ESH REIT will incur federal and state income tax at statutory rates on its taxable income not distributed.
Results of Operations—ESH REIT
ESH REIT’s sole source of revenues is lease rental revenues and its hotel operating expenses reflect only those hotel operating expenses incurred directly related to hotel ownership. Administrative service costs reimbursed to ESA Management are included as a component of general and administrative expenses.
Comparison of Years Ended December 31, 2017 and December 31, 2016
As of December 31, 2016, ESH REIT owned and leased 629 hotels consisting of approximately 69,400 rooms. In 2017, ESH REIT sold three Extended Stay Canada-branded hotels and two additional hotels. As a result, as of December 31, 2017,

ESH REIT owned and leased 624 hotels, consisting of approximately 68,600 rooms. See Note 4 to the consolidated financial statements of ESH Hospitality, Inc., which are included in Item 8 in this combined annual report on Form 10-K.
The following table presents ESH REIT’s consolidated results of operations for the years ended December 31, 2017 and 2016, including the amount and percentage change in these results between the periods (in thousands):

	Year Ended December31,
	2017	2016	Change ($)	Change (%)
Revenues - Rental revenues from Extended Stay America, Inc.	$683,500	$694,275	$(10,775)	(1.6)%
Operating expenses:
Hotel operating expenses	90,495	89,166	1,329	1.5%
General and administrative expenses	14,801	14,264	537	3.8%
Depreciation	225,484	216,394	9,090	4.2%
Impairment of long lived assets	15,046	—	15,046	n/a
Total operating expenses	345,826	319,824	26,002	8.1%
Gain on sale of hotel properties, net	8,562	—	8,562	n/a
Other income	673	5	668	13,360.0%
Income from operations	346,909	374,456	(27,547)	(7.4)%
Other non-operating income	(227)	(1,245)	1,018	(81.8)%
Interest expense, net	130,923	163,443	(32,520)	(19.9)%
Income before income tax expense	216,213	212,258	3,955	1.9%
Income tax expense	1,229	51	1,178	2,309.8%
Net income	$214,984	$212,207	$2,777	1.3%
Rental revenues from Extended Stay America, Inc. Rental revenues decreased by approximately $10.8 million, or 1.6%, to approximately $683.5 million for the year ended December 31, 2017 compared to approximately $694.3 million for the year ended December 31, 2016. The decrease in rental revenues was partly due to a decrease in fixed minimum rents related to the sale of five hotels during the year. Additionally, percentage rental revenues decreased by approximately $6.8 million to approximately $222.3 million during the year ended December 31, 2017 from approximately $229.1 million during the year ended December 31, 2016.
Hotel operating expenses. Hotel operating expenses increased by approximately $1.3 million, or 1.5%, to approximately $90.5 million for the year ended December 31, 2017 compared to approximately $89.2 million for the year ended December 31, 2016. This increase was due to an increase in real estate tax expense of approximately $5.0 million, partially offset by a decrease in loss on disposal of assets of approximately $2.1 million and property insurance claims of approximately $1.1 million.
General and administrative expenses. General and administrative expenses increased by approximately $0.5 million, or 3.8%, to approximately $14.8 million for the year ended December 31, 2017 compared to approximately $14.3 million for the year ended December 31, 2016. The increase was due to an increase in consulting and other professional fees of approximately $0.6 million, partially offset by a decrease in reimbursable costs of approximately $0.3 million to ESA Management for administrative services performed on ESH REIT’s behalf.
Depreciation. Depreciation increased by approximately $9.1 million, or 4.2%, to approximately $225.5 million for the year ended December 31, 2017 compared to approximately $216.4 million for the year ended December 31, 2016, due to an increase in investment in hotel assets.
Impairment of long-lived assets. Asset impairments are recorded as required based on an evaluation of property and equipment and intangible assets for impairment. During the year ended December 31, 2017, ESH REIT recognized impairment charges of approximately $15.0 million related to its three Extended Stay Canada-branded hotels sold in May 2017. No impairment charges were recognized during the year ended December 31, 2016.

Gain on sale of hotel properties, net. During the year ended December 31, 2017, ESH REIT recognized a gain on sale of hotel properties of approximately $11.8 million related to the sale of one hotel, partially offset by a loss on sale of approximately $1.8 million related to the sale of a second hotel and a loss on sale of approximately $1.5 million related to the sale of three Extended Stay Canada-branded hotels. No hotel properties were sold during the year ended December 31, 2016.
Other-non operating income. During the year ended December 31, 2017, ESH REIT recognized a non-cash foreign currency transaction gain of approximately $0.5 million, partially offset by non-cash charges related to its interest rate swap of approximately $0.3 million. During the year ended December 31, 2016, ESH REIT recognized a non-cash foreign currency transaction gain of approximately $1.2 million related to the depreciation of the U.S dollar versus the Canadian dollar at its Canadian subsidiary.
Interest expense, net. Excluding debt modification costs of approximately $2.4 million incurred during the year ended December 31, 2017, related to the repricing of ESH REIT's senior secured term loan facility and excluding debt extinguishment costs of approximately $26.2 million incurred during the year ended December 31, 2016, related to the full repayment of the balance outstanding under ESH REIT's previous term loan facility and the full repayment of ESH REIT's previous mortgage loan, net interest expense decreased approximately $8.6 million, or 6.3%, to approximately $128.6 million for the year ended December 31, 2017 compared to approximately $137.2 million for the year ended December 31, 2016. ESH REIT's weighted average interest rate decreased to approximately 4.5% as of December 31, 2017 compared to approximately 4.6% as of December 31, 2016. ESH REIT's total debt outstanding decreased to approximately $2.5 billion, net of unamortized deferred financing costs and debt discounts, as of December 31, 2017, compared to approximately $2.6 billion, net of unamortized deferred financing costs and debt discounts, as of December 31, 2016.
Income tax expense. ESH REIT's effective income tax rate increased by approximately 0.5 percentage points to approximately 0.6% for the year ended December 31, 2017 compared to approximately 0.1% for the year ended December 31, 2016. ESH REIT's effective tax rate is lower than the federal statutory rate of 35% due to its status as a REIT under the provisions of the Code during these periods. The increase is due to the sale of Canadian assets in 2017, which triggered a gain during the period and resulted in a Canadian income tax obligation. In addition, during the year ended December 31, 2016, a benefit of approximately $2.4 million was recognized due to the reversal of net deferred tax liabilities related to a change in ESH REIT's distribution policy.
Comparison of Years Ended December 31, 2016 and December 31, 2015
As of December 31, 2016 and 2015, ESH REIT owned and leased 629 hotels consisting of approximately 69,400 rooms. In December 2015, ESH REIT sold a portfolio of 53 hotels. As such, for the period from January 1, 2015 through the date of sale, ESH REIT owned and leased 682 hotels consisting of approximately 76,000 rooms. See Note 4 to the consolidated financial statements of ESH Hospitality Inc., which are included in Item 8 in this combined annual report on Form 10-K.

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
Rental revenues from Extended Stay America, Inc. Rental revenues decreased by approximately $25.4 million, or 3.5%, to approximately $694.3 million for the year ended December 31, 2016 compared to approximately $719.6 million for the year ended December 31, 2015. Rental revenues consist of fixed minimum rental payments recognized on a straight-line basis over the terms of the lease plus specified percentages of total hotel revenues over designated thresholds. Percentage rental revenues of approximately $229.1 million and $228.8 million were recognized during the years ended December 31, 2016 and 2015, respectively. The decrease in rental revenues was due to the sale of 53 hotels in December 2015, partially offset by the improved performance of the leased hotels and the depreciation of the U.S dollar relative to the Canadian dollar during the year ended December 31, 2016.
Hotel operating expenses. Hotel operating expenses decreased by approximately $7.9 million, or 8.1%, to approximately $89.2 million for the year ended December 31, 2016 compared to approximately $97.1 million for the year ended December 31, 2015. The decrease was due to the sale of the 53 hotel properties in December 2015, partially offset by an increase in loss on disposal of assets of approximately $1.5 million as a result of ESH REIT’s hotel renovation program.
General and administrative expenses. General and administrative expenses decreased by approximately $1.7 million, or 10.7%, to approximately $14.3 million for the year ended December 31, 2016 compared to approximately $16.0 million for the year ended December 31, 2015. The decrease was mainly due to a decrease in equity-based compensation expense of approximately $1.0 million as well as decreases in reimbursable costs of approximately $0.7 million to ESA Management for administrative services performed on ESH REIT’s behalf and other service charges and fees of approximately $0.5 million. These decreases were partially offset by an increase in expenses related to future growth initiatives of approximately $0.6 million.
Depreciation. Depreciation increased by approximately $17.4 million, or 8.7%, to approximately $216.4 million for the year ended December 31, 2016 compared to approximately $199.0 million for the year ended December 31, 2015. The increase in depreciation was due to an increase in investment in hotel assets as a result of ESH REIT's hotel renovation program, partially offset by the sale of the 53 hotels in December 2015.
Gain on sale of hotel properties. During the year ended December 31, 2015, ESH REIT recognized a gain on sale of hotel properties of approximately $116.6 million, which related to the sale of 53 hotels. No hotel properties were sold during the year ended December 31, 2016.
Other-non operating (income) expense. During the year ended December 31, 2016, ESH REIT recognized a non-cash foreign currency transaction gain of approximately $1.2 million related to the depreciation of the U.S dollar versus the Canadian dollar at one of its Canadian currency-based entities which had U.S. dollar denominated debt. The debt was repaid in

August 2016. During the year ended December 31, 2015, ESH REIT recognized a non-cash foreign currency transaction loss of approximately $2.7 million related to the appreciation of the U.S. dollar versus the Canadian dollar at one of its Canadian currency-based entities which had U.S. dollar denominated debt.
Interest expense, net. Excluding debt extinguishment costs of approximately $26.2 million incurred during the year ended December 31, 2016 related to the full repayment of ESH REIT's previous mortgage loan and ESH REIT's previous term loan facility, and excluding debt extinguishment costs of approximately $3.0 million incurred during the year ended December 31, 2015 related to the partial repayment of ESH REIT's previous mortgage loan, net interest expense for the year ended December 31, 2016 increased approximately $5.4 million, or 4.1%, to approximately $137.2 million for the year ended December 31, 2016 compared to approximately $131.8 million for the year ended December 31, 2015, primarily due to the increase in ESH REIT's weighted average interest rate. ESH REIT's weighted average interest rate increased to approximately 4.6% as of December 31, 2016 compared to approximately 4.4% as of December 31, 2015, due to the issuance of an additional $800.0 million of ESH REIT’s 5.25% 2025 Notes in March 2016. ESH REIT's total debt outstanding decreased to approximately $2.6 billion, net of unamortized deferred financing costs and debt discounts, as of December 31, 2016, compared to approximately $2.8 billion, net of unamortized deferred financing costs and debt discount, as of December 31, 2015.
Income tax expense. ESH REIT's effective income tax rate decreased by approximately 2.1 percentage points to approximately 0.1% for the year ended December 31, 2016 compared to approximately 2.2% for the year ended December 31, 2015. ESH REIT's effective tax rate is lower than the federal statutory rate of 35% due to it’s status as a REIT under the provisions of the Code during these periods. The decrease in ESH REIT’s effective income tax rate for the year ended December 31, 2016 is due to the recognition of an income tax benefit of approximately $(2.3) million with respect to the reversal of net deferred tax liabilities which related to the previously estimated 5% of taxable income expected to be retained under ESH REIT's prior 95% distribution policy, which was changed in 2016. This decrease was partially offset by the reversal of net deferred tax assets related to foreign currency translation losses that were deemed unrealizable during the year ended December 31, 2016. ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its status as a REIT, while retaining sufficient capital for its ongoing needs. ESH REIT will incur federal and state income tax at statutory rates on its taxable income not distributed.

Non-GAAP Financial Measures
Hotel Operating Profit and Hotel Operating Margin
Hotel Operating Profit and Hotel Operating Margin measure hotel-level operating results prior to debt service, income tax expense, impairment charges, depreciation and amortization and general and administrative expenses. The Company believes that Hotel Operating Profit and Hotel Operating Margin are useful measures to investors regarding our operating performance as they help us evaluate aggregate hotel-level profitability, specifically hotel operating efficiency and effectiveness. Further, these measures allow us to analyze period over period operating margin flow-through, defined as the change in Hotel Operating Profit divided by the change in total hotel revenues.
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

The following table provides a reconciliation of room revenues, other hotel revenues and hotel operating expenses (excluding loss on disposal of assets) to Hotel Operating Profit and Hotel Operating Margin for the Company for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Room revenues	$1,260,868	$1,250,865	$1,265,653
Other hotel revenues	21,857	19,728	19,100
Total hotel revenues	1,282,725	1,270,593	1,284,753
Hotel operating expenses (1)	576,938	570,032	594,788
Hotel Operating Profit	$705,787	$700,561	$689,965
Hotel Operating Margin	55.0%	55.1%	53.7%
________________________

(1)	Excludes loss on disposal of assets of approximately $8.6 million, $10.7 million, and $9.3 million, respectively.

EBITDA and Adjusted EBITDA

EBITDA is defined as net income excluding: (1) net interest expense; (2) income tax expense; and (3) depreciation and amortization. EBITDA is a commonly used measure of performance in many industries. The Company believes that EBITDA provides useful information to investors regarding our operating performance as it helps us and investors evaluate the ongoing performance of our hotels after removing the impact of our capital structure, primarily net interest expense, our corporate structure, primarily income tax expense, and our asset base, primarily depreciation and amortization. We believe that the use of EBITDA facilitates comparisons between us and other lodging companies, hotel owners and capital-intensive companies. Additionally, EBITDA is a measure that is used by management in our annual budgeting and compensation planning processes.
The Company uses Adjusted EBITDA when evaluating our performance because we believe the adjustment for certain additional items, described below, provides useful supplemental information to investors regarding ongoing operating performance and that the presentation of Adjusted EBITDA, when combined with the U.S. GAAP presentation of net income, net income per common share and cash flow provided by operating activities, is beneficial to the overall understanding of ongoing operating performance. We adjust EBITDA for the following items where applicable for each period presented and refer to this measure as Adjusted EBITDA:

•
Non-cash equity-based compensation—We exclude non-cash charges related to equity-based compensation expense with respect to awards issued under long-term incentive compensation plans to employees and directors.

•
Other non-operating (income) expense —We exclude the effect of other non-operating income or expense, as we believe non-cash gains and losses on interest rate hedges or other derivatives and foreign currency transaction gains or losses are not reflective of ongoing or future operating performance.

•
Impairment of long-lived assets—We exclude the effect of impairment losses recorded on property and equipment and intangible assets, as we believe they are not reflective of ongoing or future operating performance.

•	(Gain) loss on sale of hotel properties, net—We exclude the net gain or loss on sale of hotel properties, as we believe it is not reflective of ongoing or future operating performance.

•
Other expenses—We exclude the effect of expenses that we do not consider reflective of ongoing or future operating performance including the following: loss on disposal of assets, costs incurred in connection with secondary offerings and preparation of registration statements and transaction costs associated with the sale of hotel properties.

EBITDA and Adjusted EBITDA as presented may not be comparable to similar measures calculated by other companies. This information should not be considered as an alternative to net income of the Company, net income of the Corporation, net income of ESH REIT or any other measure of the Company, the Corporation or ESH REIT calculated in accordance with U.S. GAAP. Cash expenditures for capital expenditures, interest expense and other items have been and will continue to be incurred and are not reflected in EBITDA or Adjusted EBITDA. Management separately considers the impact of these excluded items to the extent they are material to operating decisions and assessments of operating performance. The Company’s consolidated statements of operations and cash flows include capital expenditures, net interest expense and other excluded items, all of which should be considered when evaluating our performance in addition to our non-GAAP financial measures. EBITDA and Adjusted EBITDA should not solely be considered as measures of our profitability or indicative of funds available to fund our cash needs, including our ability to pay shareholder distributions.

EBITDA and Adjusted EBITDA are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single, consolidated enterprise, which is reflected in the consolidated Company results of operations; therefore, we believe these performance measures are meaningful for the Company only.
The following table provides a reconciliation of net income to EBITDA and Adjusted EBITDA for the Company for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017		2016		2015
Net income	$172,188		$163,352		$283,022
Interest expense, net	129,772		164,537		137,782
Income tax expense	59,514		34,351		76,536
Depreciation and amortization	229,216		221,309		203,897
EBITDA	590,690		583,549		701,237
Non-cash equity-based compensation	7,552		12,000		10,500
Other non-operating (income) expense	(399)	(1)	(1,576)	(2)	2,732	(3)
Impairment of long-lived assets	25,169		9,828		9,011
Gain on sale of hotel properties, net	(9,973)		—		(130,894)
Other expenses	9,866	(4)	11,857	(5)	10,495	(6)
Adjusted EBITDA	$622,905		$615,658		$603,081
________________________

(1)	Includes foreign currency transaction gain of approximately $0.7 million and loss related to interest rate swap of approximately $0.3 million.

(2)	Includes foreign currency transaction gain of approximately $1.6 million.

(3)	Includes foreign currency transaction loss of approximately $2.7 million.

(4)
Includes loss on disposal of assets of approximately $8.6 million, costs incurred in connection with 2017 secondary offerings of approximately $1.1 million and transaction costs of approximately $0.2 million due to the revision of an estimate related to the sale of three hotel properties in 2017.

(5)
Includes loss on disposal of assets of approximately $10.7 million, costs incurred in connection with 2016 secondary offerings of approximately $1.1 million and transaction costs of approximately $0.1 million due to the revision of an estimate related to the sale of a portfolio of 53 hotel properties in 2015.

(6)
Includes loss on disposal of assets of approximately $9.3 million, costs incurred in connection with the preparation of a registration statement filed in 2015 and a 2015 secondary offering of approximately $0.9 million and transaction costs of approximately $0.3 million related to the sale of a portfolio of 53 hotel properties in 2015.

FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share
FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share are metrics used by management to assess our operating performance and profitability and to facilitate comparisons between us and other hotel and/or real estate companies that include a REIT as part of their legal entity structure. Funds from Operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income or loss (computed in accordance with U.S. GAAP), excluding gains or losses from sales of real estate, impairment charges, the cumulative effect of changes in accounting principles, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures following the same approach. FFO is a commonly used measure among other hotel and/or real estate companies that include a REIT as a part of their legal entity structure. Since real estate depreciation and amortization, impairment of long-lived assets and gains or losses from sales of hotel properties are dependent upon historical cost of the real estate asset bases and generally not reflective of ongoing operating performance or earnings capability, the Company believes FFO is useful to investors as it provides a meaningful comparison of our performance between periods and between us and other companies and/or REITs.
Consistent with our presentation of Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share, as described below, our reconciliation of FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share begins with net income attributable to Extended Stay America, Inc. common shareholders, which excludes net income attributable to noncontrolling interests, and adds back earnings attributable to ESH REIT’s Class B common shares, presented as noncontrolling interest of the Company as required by U.S. GAAP. We believe that including earnings attributable to ESH REIT’s Class B common shares in our calculations of FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share provides investors with useful supplemental measures of the Company’s operating performance since our Paired Shares, directly through the common stock of the Corporation and Class B common stock of ESH REIT, and indirectly through the Corporation’s ownership of the Class A common stock of ESH REIT, entitle holders to participate in 100% of the common equity and earnings of both the Corporation and ESH REIT. Based on the limitation on transfer provided for in each of the Corporation’s and ESH

REIT’s charters, shares of common stock of the Corporation and shares of Class B common stock of ESH REIT are transferrable and tradable only in combination as units, each unit consisting of one share of the Corporation’s common stock and one share of ESH REIT Class B common stock.
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
The Company adjusts FFO for the following items, net of tax that are not addressed in NAREIT’s definition of FFO, and refers to this measure as Adjusted FFO:

•
Debt modification and extinguishment costs — We exclude charges related to the write-off of unamortized deferred financing costs, prepayment penalties and other costs associated with the modification and/or extinguishment of debt as we believe they are not reflective of our ongoing or future operating performance.

•	(Gain) loss on derivatives— We exclude non-cash gains or losses on interest rate hedges and other derivatives as we believe they are not reflective of our ongoing or future operating performance.
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

The following table provides a reconciliation of net income attributable to Extended Stay America, Inc. common shareholders to FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share for the Company for the years ended December 31, 2017, 2016 and 2015 (in thousands, except per Paired Share data):

	Year Ended December 31,
	2017	2016	2015
Net income per Extended Stay America, Inc. common share - diluted	$0.41	$0.35	$0.55

Net income attributable to Extended Stay America, Inc. common shareholders	$78,847	$69,932	$113,040
Noncontrolling interests attributable to Class B common shares of ESH REIT	93,325	93,404	169,966
Real estate depreciation and amortization	224,559	216,950	199,857
Impairment of long-lived assets	25,169	9,828	9,011
Gain on sale of hotel properties, net	(9,973)	—	(130,894)
Tax effect of adjustments to net income attributable to Extended Stay America, Inc. common shareholders	(56,883)	(50,728)	(24,449)
FFO	355,044	339,386	336,531
Debt modification and extinguishment costs	2,351	26,233	3,014
Loss on interest rate swap	314	—	—
Tax effect of adjustments to FFO	(639)	(6,286)	(622)
Adjusted FFO	$357,070	$359,333	$338,923
Adjusted FFO per Paired Share - diluted	$1.84	$1.79	$1.66
Weighted Average Paired Shares outstanding - diluted	193,670	200,736	204,567
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
Paired Share Income is defined as the sum of net income attributable to Extended Stay America, Inc. common shareholders and noncontrolling interests attributable to Class B common shares of ESH REIT. Adjusted Paired Share Income is defined as Paired Share Income adjusted for items that, net of income taxes, we believe are not reflective of ongoing or future operating performance. We adjust Paired Share Income for the following items, net of income taxes, where applicable for each period presented, and refer to this measure as Adjusted Paired Share Income: debt modification and extinguishment costs, other non-operating (income) expense (including gain or loss on interest rate hedges or other derivatives and foreign currency transaction gain or loss), impairment of long-lived assets, (gain) loss on sale of hotel properties and other expenses, such as loss on disposal of assets, costs incurred in connection with secondary offerings and transaction costs associated with the sale of hotel properties. With the exception of equity-based compensation, an ongoing charge, and debt modification and extinguishment costs, these adjustments (other than the effect of income taxes) are the same as those used in the reconciliation of net income calculated in accordance with U.S. GAAP to EBITDA and Adjusted EBITDA.
Adjusted Paired Share Income per diluted Paired Share is defined as Adjusted Paired Share Income divided by the number of Paired Shares outstanding on a diluted basis. Until such time as the number of outstanding common shares of the Corporation and Class B common shares of ESH REIT differ, we believe Adjusted Paired Share Income per diluted Paired Share is useful to investors, as it represents one measure of the economic risks and rewards related to an investment in our Paired Shares. We believe that Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share provide meaningful indicators of the Company’s operating performance in addition to separate and/or individual analyses of net income attributable to common shareholders of the Corporation and net income attributable to Class B common shareholders of ESH REIT, each of which is impacted by specific U.S. GAAP requirements, including the recognition of contingent lease rental revenues and the recognition of lease rental revenues on a straight-line basis, and may not reflect how cash flows are generated on an individual entity or a total enterprise basis. Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share should not be considered as an alternative to net income of the Company, net income of the Corporation, net income of ESH REIT, net income per share of common stock of the Corporation, net income per share of Class A or Class B common stock of ESH REIT or any other measure of the Company, the Corporation or ESH REIT calculated in accordance with U.S. GAAP.
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
The following table provides a reconciliation of net income attributable to Extended Stay America, Inc. common shareholders to Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share for the years ended December 31, 2017, 2016 and 2015 (in thousands, except per Paired Share data):

	Year Ended December 31,
	2017		2016		2015
Net income per Extended Stay America, Inc. common share - diluted	$0.41		$0.35		$0.55

Net income attributable to Extended Stay America, Inc. common shareholders	$78,847		$69,932		$113,040
Noncontrolling interests attributable to Class B common shares of ESH REIT	93,325		93,404		169,966
Paired Share Income	172,172		163,336		283,006
Debt modification and extinguishment costs	2,351		26,233		3,014
Other non-operating (income) expense	(399)	(1)	(1,576)	(2)	2,732	(3)
Impairment of long-lived assets	25,169		9,828		9,011
Gain on sale of hotel properties, net	(9,973)		—		(130,894)
Other expenses	9,866	(4)	11,857	(5)	10,495	(6)
Tax effect of adjustments to Paired Share Income	(6,241)		(10,671)		17,335
Adjusted Paired Share Income	$192,945		$199,007		$194,699
Adjusted Paired Share Income per Paired Share – diluted	$1.00		$0.99		$0.95
Weighted average Paired Shares outstanding – diluted	193,670		200,736		204,567
________________________

(1)	Includes foreign currency transaction gain of approximately $0.7 million and loss related to interest rate swap of approximately $0.3 million.

(2)	Includes foreign currency transaction gain of approximately $1.6 million.

(3)	Includes foreign currency transaction loss of approximately $2.7 million.

(4)
Includes loss on disposal of approximately $8.6 million, costs incurred in connection with 2017 secondary offerings of approximately $1.1 million and transaction costs of approximately $0.2 million due to the revision of an estimate related to the sale of the three hotel properties in 2017.

(5)
Includes loss on disposal of assets of approximately $10.7 million, costs incurred in connection with 2016 secondary offerings of approximately $1.1 million and transaction costs of approximately $0.1 million due to the revision of an estimate related to the sale of a portfolio of 53 hotel properties in 2015.

(6)
Includes loss on disposal of assets of approximately $9.3 million, costs incurred in connection with the preparation of a registration statement filed in 2015 and a 2015 secondary offering of approximately $0.9 million and transaction costs of approximately $0.3 million related to the sale of a portfolio of 53 hotel properties in 2015.

Inflation
We do not believe that inflation had a material effect on our business during the years ended December 31, 2017, 2016 or 2015. Although we believe that increases in the rate of inflation will generally result in comparable increases in hotel room rates, severe inflation could contribute to a slowing of the national economy. Such a slowdown could result in a reduction in room rates and fewer room reservations, negatively impacting our revenues and net income.
Liquidity and Capital Resources

Company Overview
On a consolidated basis, we have historically generated significant cash flow from operations and have financed our ongoing business primarily with existing cash, cash flow generated from operations and in certain instances, proceeds from asset dispositions. We generated cash flow from operations of approximately $444.2 million for the year ended December 31, 2017.
Our current liquidity requirements consist primarily of funds necessary to pay for or fund (i) hotel operating expenses, (ii) recurring maintenance and capital expenditures necessary to maintain our hotels, (iii) investments in franchise and other fee programs with respect to third party franchisees or other hotel owners, (iv) general and administrative expenses, (v), interest expense, (vi) income taxes, (vii) Paired Share repurchases, (viii) Corporation distributions and required ESH REIT distributions, and (ix) certain phases of our growth and other strategic initiatives (See "Overview"). We expect to fund our current liquidity requirements from a combination of cash on hand, cash flow generated from operations, borrowings under our revolving credit facilities, as needed, and in certain instances proceeds from asset dispositions.
Long-term liquidity requirements consist of funds necessary to (i) complete future hotel renovations, (ii) repurpose and/or rebuild certain hotels (iii) construct new hotels, (iv) acquire additional hotel properties and/or other lodging companies, (v) complete certain phases of our growth and other strategic initiatives, and (vi) refinance (including prior to or in connection with debt maturity payments) ESH REIT’s 2016 Term Facility due in 2023 and ESH REIT's 5.25% senior notes due in 2025 (the "2025 Notes") maturing in August 2023 and May 2025, respectively. See Note 7 to the consolidated financial statements of Extended Stay America, Inc. and Note 6 to the consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 8 in this combined annual report on Form 10-K, for additional detail related to our debt obligations.
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
The Company had unrestricted cash and cash equivalents of approximately $113.3 million at December 31, 2017. Based upon the current level of operations, management believes that our cash flow from operations, together with our cash balances and available borrowings under our revolving credit facilities, will be adequate to meet our anticipated funding requirements and business objectives for the foreseeable future. We regularly review our capital and corporate structure and at any time may refinance or repay existing indebtedness, incur new indebtedness or purchase debt or equity securities.
In November 2017, ESH REIT entered into an amendment to the ESH REIT 2016 Term Facility, as amended, with the lenders thereunder (such amendment, the “Second Repricing Amendment”). The Second Repricing Amendment had the following impact on the ESH REIT 2016 Term Facility: (i) decreased the interest rate spread on term loans based on LIBOR rate from (a) 2.50% to 2.00% for any period during which ESH REIT maintains a public corporate family rating better than or equal to BB- (with a stable or better outlook) from S&P and Ba3 (with a stable or better outlook) from Moody’s (a “Level 1 Period”), and (b) 2.50% to 2.25% for any period other than a Level 1 Period; (ii) decreases the interest rate spread on base rate term loans from (a) 1.50% to 1.00% during a Level 1 Period, and (b) 1.50% to 1.25% for any period other than a Level 1 Period; and (iii) extended the 1.00% prepayment penalty for refinancings in connection with certain repricing transactions through May 21, 2018 (prepayments made after May 21, 2018 are not subject to a prepayment penalty, other than customary “breakage” costs). The ESH REIT 2016 Term Facility was previously amended in March 2017 (such amendment, the "Repricing Amendment"). The Repricing Amendment decreased the interest rate spread on LIBOR based loans from 3.0% to 2.5% and removed the floor of 0.75% on LIBOR based loans.

In June 2017, the Corporation repurchased 14,069 of 21,202 outstanding shares of 8.0% voting preferred stock outstanding from our Sponsors at par value, or approximately $14.1 million. The repurchased shares included all preferred stock held by funds or affiliates of Centerbridge Partners, L.P. and The Blackstone Group L.P.; funds or affiliates of
Paulson & Co. Inc., a Sponsor, hold 7,036 of the remaining 7,133 shares of 8.0% voting preferred stock outstanding.
On or after November 15, 2018, a holder of the 8.0% voting preferred stock has the right to require the Corporation to redeem in cash the 8.0% voting preferred stock at $1,000 per share plus any accumulated unpaid dividends. On November 15, 2020, the Corporation shall mandatorily redeem all of the 8.0% voting preferred stock at $1,000 per share plus any accumulated unpaid dividends.
In August 2016, ESH REIT entered into a credit agreement providing for senior secured credit facilities (collectively, the "2016 ESH REIT Credit Facilities,”) consisting of a $1,300.0 million senior secured term loan facility (the “2016 Term
Facility”) and a $350 million senior secured revolving credit facility (the “2016 ESH REIT Revolving Credit Facility”). ESH
REIT borrowed $1,300.0 million at 99.5% of par value under the 2016 Term Facility and $50.0 million under the 2016 ESH
REIT Revolving Credit Facility upon closing. Also in August 2016, the Corporation and ESH REIT entered into an agreement providing for an unsecured intercompany credit facility (the "Unsecured Intercompany Facility"), under which ESH REIT borrowed $75.0 million from the Corporation upon closing of the facility. ESH REIT used the proceeds from the 2016 Term Facility, the 2016 ESH REIT Revolving Credit Facility and the Unsecured Intercompany Facility, together with cash on hand, to fully repay the outstanding balance under ESH REIT's previous mortgage loan. As of December 31, 2017, ESH REIT had repaid approximately $16.2 million of the outstanding balance on the 2016 Term Facility and had repaid the full balance outstanding on both the Unsecured Intercompany Facility and the 2016 ESH REIT Revolving Credit Facility. For a description of the 2016 ESH REIT Credit Facilities, the Unsecured Intercompany Facility and the Corporation revolving credit facility, see Note 7 to the consolidated financial statements of Extended Stay America, Inc. and Note 6 to the consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 8 in this combined annual report on Form 10-K.
In March 2016, ESH REIT issued $800.0 million of additional 2025 Notes at 98.5% par value. ESH REIT received net proceeds of approximately $772.8 million which, together with cash on hand, were used to fully repay the balance outstanding under its previous term loan facility and repay a portion of the outstanding balance under its previous mortgage loan. For a description of the 2025 Notes, see Note 7 to the consolidated financial statements of Extended Stay America, Inc. and Note 6 to the consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 8 in this combines annual report on Form 10-K.
In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program for up to $100 million of Paired Shares. In February 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $100 million to up to $200 million of Paired Shares. In December 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $200 million to up to $300 million of Paired Shares and extended the maturity date of the program through December 31, 2017, each effective January 1, 2017. In January 2018, the Boards of Directors of the Corporation and ESH REIT authorized an extension of the maturity date of the Paired Share repurchase program through December 31, 2018, each effective January 1, 2018. In February 2018, the Boards of Directors of the Corporation and ESH REIT authorized an increase to the amount of the combined Paired Share repurchase program from up to $300 million to up to $400 million of Paired Shares, which expires on December 31, 2018. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of December 31, 2017, the Corporation and ESH REIT repurchased and retired their respective portion of approximately 13.0 million Paired Shares for approximately $202.2 million. Subsequent to December 31, 2017, the Corporation and ESH REIT repurchased and retired their respective portion of 1.0 million additional Paired Shares for approximately $19.5 million. As of February 23, 2018, approximately $178.5 million is remaining under the Paired Share repurchase program.
Distributions. On February 27, 2018, the Board of Directors of ESH REIT declared a cash distribution of $0.15 per Class A and Class B common share for the fourth quarter of 2017. Additionally, the Board of Directors of the Corporation declared a cash distribution of $0.06 per common share for the fourth quarter of 2017. These distributions, which total $0.21 per Paired Share, will be payable on March 27, 2018 to shareholders of record as of March 13, 2018.

The following table outlines distributions declared or paid during the years ended December 31, 2017, 2016 and 2015:

	Declaration Date	Record Date	Date Paid	ESH REIT Distribution	Corporation Distribution	Total Distribution
2017
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
________________________
(1) Special Distribution.
In the future, we intend to maintain or increase our current distribution of $0.21 per Paired Share per quarter unless our consolidated results of operations, net income, Adjusted EBITDA, liquidity, cash flows, financial condition or prospects, economic conditions or other factors differ materially from our current assumptions. We intend to make a significant portion of our expected total annual distributions in respect of the Class B common stock of ESH REIT. In the event distributions in respect of the Class B common stock of ESH REIT are not sufficient to meet our expected Paired Share distributions and/or additional tax efficiency opportunities exist, the expected Paired Share distributions may be completed, as they have in prior periods, through distributions in respect of the common stock of the Corporation using funds distributed to the Corporation in respect of the Class A common stock of ESH REIT, after allowance for tax, if any, on those funds. For the year ended December 31, 2017, the Corporation's common distributions were classified as 100% qualified dividends and ESH REIT's distributions per Class A and Class B common shares were classified as 100% ordinary income. See “Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Distribution Policies” which is included in Item 8 in this combined annual report on Form 10-K, for a description of our distribution policies.
The Corporation
The Corporation’s primary source of liquidity is distribution income it receives in respect of its ownership of 100% of the Class A common stock of ESH REIT, which as of December 31, 2017, represents approximately 57% of outstanding common stock of ESH REIT. Other sources of liquidity include income from the operations of the Operating Lessees, ESA Management and ESH Strategies.
In August 2016, the Corporation loaned $75.0 million to ESH REIT under an unsecured intercompany credit facility (the "Unsecured Intercompany Facility"). As of December 31, 2017, the outstanding balance under the Unsecured Intercompany Facility was $0. Subject to certain conditions, the Corporation may loan up to an additional $300.0 million to ESH REIT under the Unsecured Intercompany Facility. See Notes 7 and 16 to the consolidated financial statements of Extended Stay America, Inc. and Notes 6 and 11 to the consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 8 in this combined annual report on Form 10-K, for additional detail on the Unsecured Intercompany Facility.

The Corporation’s current liquidity requirements consist primarily of funds necessary to pay for or fund (i) hotel operating expenses, (ii) general and administrative expenses, (iii) interest expense on its outstanding 8.0% voting preferred stock, (iv) income taxes, (v) investments in its franchise and other fee programs with respect to third party franchisees or other hotel owners, (vi) Paired Share repurchases, and (vii) Corporation distributions. The Corporation expects to fund its current liquidity requirements from a combination of cash on hand, cash flow generated from operations (including distribution income it receives in respect of its ownership of 100% of the Class A common stock of ESH REIT) and borrowings under its revolving credit facility, as needed. The Corporation’s long-term liquidity requirements will also include the repayment of any outstanding amounts under its revolving credit facility and the repayment of its 8.0% voting preferred stock outstanding, the total par value of which is approximately $7.1 million. See Notes 7 and 9 to the consolidated financial statements of Extended Stay America, Inc., which are included in Item 8 in this combined annual report on Form 10-K, for additional detail on the Corporation’s debt obligations.

As discussed above, the Corporation’s primary source of liquidity is distribution income it receives in respect of its ownership of the Class A common stock of ESH REIT. As a result of the TCJA signed into law in December 2017, the Corporation will be subject to U.S. federal income tax at a maximum rate of 21% for taxable years beginning after December 31, 2017 (as compared to 35% for prior taxable years). The Corporation expects that it would have paid between $17 million and $19 million less in federal income tax for the fiscal year ended December 31, 2017. In the future, the Corporation anticipates that these tax savings will allow it to fund current and long-term liquidity requirements.
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
From time to time, the Corporation may return additional cash to ESH REIT in order for ESH REIT to pay for or fund (i) capital expenditures (see "Liquidity and Capital Resources - ESH REIT"), (ii) outstanding debt obligations or (iii) for other corporate purposes. The Corporation may transfer cash to ESH REIT through the purchase of additional shares of Class A common stock, which would increase its ownership of ESH REIT and reduce the Company’s overall tax efficiency. Additionally, the Corporation may loan funds to ESH REIT under the Unsecured Intercompany Facility (up to $300.0 million, subject to certain conditions) or an additional intercompany facility, subject to the conditions contained in the 2016 ESH REIT Credit Facilities, the 2025 Notes and the Unsecured Intercompany Facility. See Note 7 to the consolidated financial statements of Extended Stay America, Inc., which are included in Item 8 in this combined annual report on Form 10-K.
Based upon the current level of operations, management believes that the Corporation’s cash position, cash flow generated from operations and available borrowings under its revolving credit facility, as needed, will be adequate to meet all of the Corporation’s funding requirements and business objectives for the foreseeable future.
ESH REIT
ESH REIT’s primary source of liquidity is rental revenues derived from leases. ESH REIT’s current liquidity requirements include (i) fixed costs associated with ownership of hotel properties, including interest expense, (ii) scheduled principal payments on its outstanding indebtedness, including the repayment of outstanding amounts, if any, under the 2016 ESH REIT Credit Facilities and the Unsecured Intercompany Facility, (iii) real estate tax expense, (iv) property insurance premium and claims expense, (v) general and administrative expense (including administrative service costs reimbursed to the Corporation), (vi) capital expenditures, including those capital expenditures incurred to perform hotel renovations, repurpose and/or rebuild certain hotels, construct new hotels and acquire additional hotel properties and/or other lodging companies and (vii) and the payment of distributions.
ESH REIT’s long-term liquidity requirements include funds necessary to (i) perform capital expenditures related to hotel renovations, (ii) repurpose and/or rebuild certain of ESH REIT’s existing hotel properties, (iii) build new Extended Stay
America branded owned hotels, (iv) acquire additional hotel properties and/or other lodging companies, (v) pay distributions and (vi) refinance (including prior to or in connection with debt maturity payments) ESH REIT’s 2016 Term Facility and the 2025 Notes maturing in August 2023 and May 2025, respectively. See Note 6 to the consolidated financial statements of ESH Hospitality, Inc., which are included in Item 8 in this combined annual report on Form 10-K, for additional detail on ESH REIT’s debt obligations.
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
ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. ESH REIT is subject to income tax on its taxable income that is not distributed and to an excise tax to the extent that certain percentages of its taxable income are not distributed by specified dates. To the extent distributions in respect of the Class B common stock of ESH REIT are not sufficient to meet our expected Paired Share distributions, Paired Share distributions are expected to be completed through distributions in respect of the common stock of the Corporation, as they have been in prior periods, using funds distributed to the Corporation in respect of the Class A common stock of ESH REIT, after allowance for tax, if any, on those funds.
Due to REIT distribution requirements, ESH REIT has historically not accumulated significant amounts of cash. As a result and as discussed above, we expect that ESH REIT will need to refinance all or a portion of its outstanding debt, including the 2016 ESH REIT Credit Facilities and the 2025 Notes, on or before maturity. See Note 6 to the consolidated financial statements of ESH Hospitality, Inc., which are included in Item 8 in this combined annual report on Form 10-K, for additional detail on ESH REIT's debt obligations. We cannot assure you that ESH REIT will be able to refinance any of its debt on attractive terms at or before maturity, on commercially reasonable terms or at all.
Based upon the current level of operations, management believes that ESH REIT’s cash position, cash flow generated from operations and available borrowings under its revolving credit facility and the Unsecured Intercompany Facility, as needed, will be adequate to meet all of ESH REIT’s funding requirements and business objectives for the foreseeable future.
Sources and Uses of Cash – The Company
The following cash flow tables and comparisons are provided for the Company:
Comparison of Years Ended December 31, 2017 and December 31, 2016
We had unrestricted cash and cash equivalents of approximately $113.3 million and $84.2 million at December 31, 2017 and 2016, respectively. The following table summarizes the changes in our cash and cash equivalents as a result of operating, investing and financing activities for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016	Change ($)
Cash provided by (used in):
Operating activities	$444,169	$418,405	$25,764
Investing activities	(115,157)	(159,464)	44,307
Financing activities	(300,120)	(547,946)	247,826
Effects of changes in exchange rate on cash and cash equivalents	293	(76)	369
Net increase (decrease) in cash and cash equivalents	$29,185	$(289,081)	$318,266
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled approximately $444.2 million for the year ended December 31, 2017 compared to approximately $418.4 million for the year ended December 31, 2016, an increase of approximately $25.8 million. Cash flows provided by operating activities increased for the year ended December 31, 2017 due to additional cash generated from improved operating performance, specifically a 1.7% increase in RevPAR as well as a decrease in income tax payments of approximately $23.2 million, partially offset by an increase in cash payments for interest of approximately $6.4 million.
Cash Flows used in Investing Activities
Cash flows used in investing activities totaled approximately $115.2 million for the year ended December 31, 2017 compared to approximately $159.5 million for the year ended December 31, 2016, a decrease of approximately $44.3 million. Cash flows used in investing activities decreased due to a decrease in the Company's investment in property and equipment of approximately $58.9 million as a result of the completion of our hotel renovation program during 2017. Additionally, the Corporation and ESH REIT received proceeds of approximately $63.9 million related to the sale of four hotels during the year ended December 31, 2017. These changes in cash flows used in investing activities were partially offset by a decrease in restricted cash of approximately $78.9 million as a result of the repayment of ESH REIT’s previous mortgage loan in 2016, which required substantially all hotel revenues to be deposited into cash management accounts under control of the loan service agent. Restricted cash as of December 31, 2017 included approximately $16.0 million held by a qualified intermediary as part of future designated tax-free exchanges under Section 1031 of the Internal Revenue Code ("1031 exchanges").
Cash Flows used in Financing Activities
Cash flows used in financing activities totaled approximately $300.1 million for the year ended December 31, 2017 compared to approximately $547.9 million for the year ended December 31, 2016, a decrease of approximately $247.8 million. Cash flows used in financing activities changed mainly due to a decrease in net debt repayments of approximately $144.4 million, including payments on deferred financing costs, a decrease in Paired Share repurchases of approximately $77.6 million, as well as a decrease in Paired Share distributions of approximately $41.2 million as a result of the special distribution paid in January 2016.
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
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled approximately $418.4 million for the year ended December 31, 2016 compared to approximately $428.9 million for the year ended December 31, 2015, a decrease of approximately $10.5 million. Cash flows provided by operating activities decreased for the year ended December 31, 2016 due to the sale of a portfolio of 53 hotel properties in December 2015, an increase in interest expense, which included approximately $5.0 million in prepayment penalties and other costs in connection with the repayment of ESH REIT’s former term loan facility, an increase in income tax payments of approximately $9.1 million and increases in the use of short-term working capital. The decrease was partially offset by our improved performance for the 629 hotels owned and operated by the Company prior to the 2015 sale, specifically a 3.9% increase in RevPAR.
Cash Flows (used in) provided by Investing Activities
Cash flows used in investing activities totaled approximately $159.5 million for the year ended December 31, 2016 compared to cash flows provided by investing activities of approximately $66.3 million for the year ended December 31, 2015. Cash flows used in investing activities increased due to the fact that during the year ended December 31, 2015, the Company received net proceeds of approximately $276.3 million related to the sale of a portfolio of 53 hotel properties in December 2015. Additionally, the Company increased its investment in property and equipment by approximately $20.6 million, partly due to our hotel renovation program as well as other capital improvement projects. These increased uses of cash were partially offset by a decrease in restricted cash of approximately $74.3 million as a result of the repayment of ESH REIT’s previous mortgage loan, which required substantially all hotel revenues to be deposited into cash management accounts under the control of the loan service agent.
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
Sources and Uses of Cash – ESH REIT
The following cash flow tables and comparisons are provided for ESH REIT:
Comparison of Years Ended December 31, 2017 and December 31, 2016
ESH REIT had unrestricted cash and cash equivalents of approximately $38.9 million and $53.5 million at December 31, 2017 and 2016, respectively. The following table summarizes the changes in ESH REIT’s cash and cash equivalents as a result of operating, investing and financing activities for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016	Change ($)
Cash provided by (used in):
Operating activities	$471,242	$488,350	$(17,108)
Investing activities	(118,147)	(158,698)	40,551
Financing activities	(367,671)	(499,402)	131,731
Net decrease in cash and cash equivalents	$(14,576)	$(169,750)	$155,174
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled approximately $471.2 million for the year ended December 31, 2017 compared to approximately $488.4 million for the year ended December 31, 2016, a decrease of approximately $17.1 million. Cash flows provided by operating activities decreased due to an increase in cash payments for interest of approximately $8.1 million as well as the sale of five hotel properties during 2017. In addition, percentage rental revenues decreased approximately $6.8 million for the year ended December 31, 2017 compared to the year ended December 31, 2016.
Cash Flows used in Investing Activities
Cash flows used in investing activities totaled approximately $118.1 million for the year ended December 31, 2017 compared to approximately $158.7 million for the year ended December 31, 2016, a decrease of approximately $40.6 million. Cash flows used in investing activities decreased due to a decrease in ESH REIT's investment in property and equipment of approximately $58.5 million as a result of the completion of our hotel renovation program during 2017. Additionally, ESH REIT received proceeds of approximately $58.0 million related to the sale of four hotels during the year ended December 31, 2017. These changes in cash flows used in investing activities were partially offset by an increase in restricted cash of approximately $76.2 million as a result of the repayment of ESH REIT’s previous mortgage loan in 2016, which required substantially all hotel revenues to be deposited into cash management accounts under control of the loan service agent. Restricted cash as of December 31, 2017 included approximately $16.0 million held by a qualified intermediary as part of future designated 1031 exchanges.
Cash Flows used in Financing Activities
Cash flows used in financing activities totaled approximately $367.7 million for the year ended December 31, 2017 compared to approximately $499.4 million for the year ended December 31, 2016, a decrease of approximately $131.7 million. Cash flows used in financing activities changed due to a decrease in ESH REIT Class A and Class B common stock of approximately $45.8 million as a result of the special distribution paid in January 2016, a decrease in net debt repayments of approximately $44.1 million, including payments of deferred financing costs, as well as a decrease in ESH REIT Class B common stock repurchases of approximately $30.9 million.

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
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled approximately $488.4 million for the year ended December 31, 2016 compared to approximately $512.0 million for the year ended December 31, 2015, a decrease of approximately $23.6 million. Cash flows from operations decreased for the year ended December 31, 2016 due to the sale of a portfolio of 53 hotel properties in December 2015 and an increase in interest expense, which included approximately $5.0 million in prepayment penalties and other costs in connection with the repayment of ESH REIT’s former term loan facility.
Cash Flows (used in) provided by Investing Activities
Cash flows used in investing activities totaled approximately $158.7 million for the year ended December 31, 2016 compared to cash flows provided by investing activities of approximately $61.0 million for the year ended December 31, 2015. Cash flows used in investing activities increased due to the fact that during the year ended December 31, 2015, ESH REIT received net proceeds of approximately $265.0 million related to the sale of a portfolio of 53 hotel properties in December 2015. Additionally, this increase was driven by an increase in ESH REIT’s investment in property and equipment of approximately $23.1 million partly due to its hotel renovation program as well as other capital improvement projects. These increases were partially offset by a decrease in restricted cash of approximately $71.5 million as a result of the repayment of ESH REIT’s previous mortgage loan, which required substantially all hotel revenues to be deposited into cash management accounts under the control of the loan service agent.
Cash Flows used in Financing Activities
Cash flows used in financing activities totaled approximately $499.4 million for the year ended December 31, 2016 compared to approximately $383.6 million for the year ended December 31, 2015, an increase of approximately $115.8 million. Cash flows used in financing activities increased due to ESH REIT Class B common stock repurchases of approximately $53.7 million, an increase in net loan repayments of approximately $48.4 million, including payments of deferred financing costs, and an increase in ESH REIT Class A and Class B common stock distributions of approximately $8.2 million.
Capital Expenditures
We maintain each of our hotels in good repair and condition and in conformity with applicable laws and regulations. The cost of all improvements and significant alterations are generally made with cash flows from operations. During the years ended December 31, 2017, 2016 and 2015, we incurred capital expenditures of approximately $166.4 million, $225.3 million and $204.7 million, respectively. These capital expenditures were primarily made as a result of our hotel renovation program, which was completed in the second quarter of 2017 and other capital projects. Funding for future capital expenditures, including future hotel renovations, repurposing and/or rebuilding certain of our hotel properties, building new hotels we expect to own and operate and acquiring and converting existing hotels to the Extended Stay America brand, either as a franchise or on our balance sheet, is expected to be provided primarily from cash flows generated from operations or, to the extent necessary, the Corporation or ESH REIT revolving credit facilities, including the Unsecured Intercompany Facility and, in certain instances, proceeds from asset sales.
In 2018, we expect to incur capital expenditures between $180 million and $210 million. As part of these capital expenditures, we expect to spend approximately $40 to $60 million for construction of new hotels, land acquisitions and other future growth initiatives. Additionally, we plan to spend approximately $30 to $40 million in incremental information technology capital investments.
Hotel Renovations

In 2011, we began performing hotel renovations and executed a phased capital investment program across our portfolio in order to seek to drive increases in ADR and gain incremental market share. The hotel renovations were undertaken in phases and by the second quarter of 2017, we had completed renovations across our entire 624-hotel portfolio. The renovations generally required approximately $1.0 million in capital per hotel. Hotel renovations typically included remodeling of common areas, new paint, carpet, signage, tile or vinyl flooring and counters in bathrooms and kitchens, as well as the refurbishment of furniture, replacement of aged mattresses and installation of new flat screen televisions, artwork, lighting and bedspreads. Total hotel renovation expenditures were approximately $616.5 million.

Our next hotel renovation cycle is expected to begin in in the next twelve months, with each hotel generally on a seven-year renovation cycle. While management is currently assessing what future hotel renovations will entail, the next renovation cycle is not expected to include the same replacements and upgrades across the entire portfolio, but rather will be evaluated on a hotel by hotel basis in order to assess the potential return for each asset in our portfolio based on multiple market and hotel specific variables.
Our Indebtedness
As of December 31, 2017, the Company’s total indebtedness was approximately $2.5 billion, net of unamortized deferred financing costs and debt discounts, including approximately $7.1 million of Corporation mandatorily redeemable preferred stock. ESH REIT's total indebtedness at December 31, 2017 was approximately $2.5 billion, net of unamortized deferred financing costs and debt discounts. For a detailed discussion of our outstanding indebtedness, see Notes 7 and 9 to the consolidated financial statements of Extended Stay America, Inc. and Note 6 to the consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 8 in this combined annual report on Form 10-K.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2017 (in thousands):

	Payments Due by Period
	Total	2018	2019	2020	2021	2022	Thereafter
ESH REIT 2016 Term Facility(1)	$1,283,806	$12,870	$12,870	$12,870	$12,870	$12,870	$1,219,456
ESH REIT 2025 Notes(2)	1,300,000	—	—	—	—	—	1,300,000
Corporation mandatorily redeemable preferred stock	7,133	—	—	7,133		—	—
Interest payments on outstanding debt obligations(3)(4)(5)	784,081	116,916	116,813	116,746	116,036	115,735	201,835
Operating lease obligations(6)	91,567	2,788	2,843	2,964	2,288	876	79,808
Other commitments(7)	4,521	299	299	321	329	329	2,944
Total contractual obligations	$3,471,108	$132,873	$132,825	$140,034	$131,523	$129,810	$2,804,043
_________________

(1)
The 2016 Term Facility is included on the Company’s consolidated balance sheet net of unamortized deferred financing costs and debt discount of approximately $13.4 million and $5.3 million, respectively. Contractual obligations exclude mandatory prepayments related to ESH REIT's Excess Cash Flow for future years as they are not currently known. Annual mandatory prepayments commenced during the year ended December 31, 2017 and are due each year thereafter in the first quarter of the following year. No mandatory prepayments are required in the first quarter of 2018 based on ESH REIT's Excess Cash Flow for the year ended December 31, 2017.

(2)
The 2025 Notes are included on the Company’s consolidated balance sheet net of unamortized deferred financing costs and debt discount of approximately $20.7 million and $9.6 million, respectively. ESH REIT may redeem the 2025 Notes at any time at specified redemption prices.

(3)	Floating rate interest calculated using current LIBOR plus 2.25% for the portion of the 2016 Term Facility not subject to an interest rate swap.

(4)	Interest calculated using base rate of 2.25% plus 1.175% for portion of the 2016 Term Facility subject to interest rate swap.

(5)	Includes dividends payable on the Corporation’s mandatorily redeemable preferred stock and ESH REIT's preferred stock.

(6)
Includes long-term ground leases at four of the Company's hotel properties as well as lease for the Company's corporate headquarters. The initial terms of the ground lease agreements terminate at various dates between 2021 and 2096, with three of the leases including multiple renewal options for generally five to 10-year periods while the lease for the corporate headquarters terminates in August 2021. The Company expects to renew certain of these lease agreements upon the expiration of the initial lease agreement, resulting in an increase in our operating lease obligation.

(7)	The Company has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of the properties is located. The initial term of the agreement terminates in 2031.

Off-Balance Sheet Arrangements
Neither the Corporation nor ESH REIT have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. See Note 13 to the consolidated financial statements of Extended Stay America, Inc. and Note 12 to the consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 8 in this combined annual report on Form 10-K, for additional information with respect to commitments and contingencies, including lease obligations.
Critical Accounting Policies

Several accounting policies, described in detail in Note 2 to each of the consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., both of which are included in Item 8 of this combined annual report on Form 10-K, require material subjective or complex judgment and have a significant impact on the Company’s and ESH REIT’s financial condition and results of operations. For the Company, policies related to equity-based compensation include judgment and complexity due to the fact that the Corporation and ESH REIT are each compensated for their respective portion of equity-based awards granted and settled in Paired Shares, as well as the fact that a portion of these equity-based awards have historically been market-based and include complexity with respect to the determination of grant-date fair value. For ESH REIT, policies related to revenue recognition, more specifically, rental revenues generated from leases, involve judgment that materially impacts total revenues due to the contingent nature of a significant portion of ESH REIT’s lease rental revenues. For both the Company and ESH REIT, policies related to income taxes involve judgment and complexity, including analysis of the Corporation’s ownership in ESH REIT, the valuation of deferred tax assets and liabilities and the execution and performance of REIT-related compliance matters. Also with respect to the Company and ESH REIT, policies related to property and equipment include significant judgment related to the assessment of impairment and estimates with respect to assets’ useful lives, which materially impact depreciation expense. Policies related to accounting for investments, specifically the consolidation of subsidiaries and other entities, including variable interest entities, have the potential to materially impact the presentation of the Company's and ESH REIT's consolidated financial statements.
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
The Corporation
As of December 31, 2017, the Corporation had minimal exposure to market risk from changes in interest rates because it had no variable rate debt as there were no outstanding amounts drawn on the Corporation revolving credit facility. The Corporation’s exposure to market risk from changes in interest rates may increase in future periods should the Corporation incur variable rate debt, including draws on the Corporation's revolving credit facility. The Corporation has minimal exposure to market risk from changes in foreign currency exchange rates due to the sale of the three Extended Stay Canada-branded hotels in 2017.
ESH REIT
As of December 31, 2017, approximately $1.3 billion of ESH REIT’s outstanding debt of approximately $2.5 billion, net of unamortized deferred financing costs and debt discounts, had a variable interest rate. ESH REIT is a counterparty to an interest rate swap at a fixed rate of 1.175%. The notional amount of the interest rate swap as of December 31, 2017 was $400.0 million, which is reduced by $50.0 million every six months until the swap matures in September 2021. The remaining outstanding variable interest rate debt of approximately $883.8 million, which is not subject to the interest rate swap, remains subject to interest rate risk. If market rates of interest were to fluctuate by 1.0%, interest expense would increase or decrease by approximately $8.8 million annually, assuming that the amount outstanding under ESH REIT’s unhedged variable interest rate debt remains at approximately $883.8 million.

ESH REIT sold its three Extended Stay Canada-branded hotels in 2017. As a result, ESH REIT has minimal exposure to market risk from changes in foreign currency exchange rates due to the fact that its only remaining Canadian currency-based assets and liabilities relate to residual working capital. A fluctuation of 1% in the exchange rate between the U.S. dollar and the Canadian dollar would result in foreign currency transaction gain or loss of approximately $0.1 million.

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Extended Stay America, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Extended Stay America, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 27, 2018
We have served as the Company's auditor since 2010.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2017 AND 2016
(In thousands, except share and per share data)

	December 31, 2017	December 31, 2016
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $1,142,799 and $973,669	$3,753,134	$3,905,304
RESTRICTED CASH	37,631	21,614
CASH AND CASH EQUIVALENTS	113,343	84,158
INTANGIBLE ASSETS - Net of accumulated amortization of $9,690 and $8,350	27,043	28,383
GOODWILL	48,866	53,531
ACCOUNTS RECEIVABLE - Net of allowance for doubtful accounts of $2,206 and $2,634	21,578	20,837
DEFERRED TAX ASSETS	8,125	16,376
OTHER ASSETS	66,285	50,101
TOTAL ASSETS	$4,076,005	$4,180,304
LIABILITIES AND EQUITY
LIABILITIES:
Term loan facilities payable - Net of unamortized deferred financing costs and debt discount of $18,695 and $21,994	$1,265,112	$1,274,756
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $30,344 and $34,482	1,269,656	1,265,518
Revolving credit facilities	—	45,000
Mandatorily redeemable preferred stock - $0.01 par value, $1,000 redemption value, 8.0%, 350,000,000 shares authorized, 7,133 and 21,202 shares issued and outstanding	7,133	21,202
Accounts payable and accrued liabilities	188,257	193,303
Deferred tax liabilities	—	3,286
Total liabilities	2,730,158	2,803,065
COMMITMENTS AND CONTINGENCIES (Note 13)
EQUITY:
Common stock - $0.01 par value, 3,500,000,000 shares authorized, 192,099,933 and 195,406,944 shares issued and outstanding	1,921	1,957
Additional paid in capital	768,679	774,811
Retained earnings	6,917	23,679
Accumulated other comprehensive income (loss)	3,066	(5,615)
Total Extended Stay America, Inc. shareholders’ equity	780,583	794,832
Noncontrolling interests	565,264	582,407
Total equity	1,345,847	1,377,239
TOTAL LIABILITIES AND EQUITY	$4,076,005	$4,180,304
See accompanying notes to consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(In thousands, except per share data)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
REVENUES:
Room revenues	$1,260,868	$1,250,865	$1,265,653
Other hotel revenues	21,857	19,728	19,100
Total revenues	1,282,725	1,270,593	1,284,753
OPERATING EXPENSES:
Hotel operating expenses	585,545	580,772	604,087
General and administrative expenses	94,652	98,045	98,625
Depreciation and amortization	229,216	221,309	203,897
Impairment of long-lived assets	25,169	9,828	9,011
Total operating expenses	934,582	909,954	915,620
GAIN ON SALE OF HOTEL PROPERTIES, NET (Note 4)	9,973	—	130,894
OTHER INCOME	2,959	25	45
INCOME FROM OPERATIONS	361,075	360,664	500,072
OTHER NON-OPERATING (INCOME) EXPENSE	(399)	(1,576)	2,732
INTEREST EXPENSE, NET	129,772	164,537	137,782
INCOME BEFORE INCOME TAX EXPENSE	231,702	197,703	359,558
INCOME TAX EXPENSE	59,514	34,351	76,536
NET INCOME	172,188	163,352	283,022
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(93,341)	(93,420)	(169,982)
NET INCOME ATTRIBUTABLE TO EXTENDED STAY AMERICA, INC. COMMON SHAREHOLDERS	$78,847	$69,932	$113,040
NET INCOME PER EXTENDED STAY AMERICA, INC. COMMON SHARE:
Basic	$0.41	$0.35	$0.55
Diluted	$0.41	$0.35	$0.55
WEIGHTED-AVERAGE EXTENDED STAY AMERICA, INC. COMMON SHARES OUTSTANDING:
Basic	193,101	200,572	204,211
Diluted	193,670	200,736	204,567
See accompanying notes to consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(In thousands)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
NET INCOME	$172,188	$163,352	$283,022
OTHER COMPREHENSIVE INCOME, NET OF TAX:
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS:
FOREIGN CURRENCY TRANSLATION GAIN (LOSS), NET OF TAX OF $(125), $1,207 AND $2,516	430	1,713	(6,321)
RECLASSIFICATION ADJUSTMENT - SALE OF CANADIAN HOTEL PROPERTIES, NET OF TAX OF $(3,599), $0 AND $0	10,913	—	—
TOTAL FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	11,343	1,713	(6,321)

DERIVATIVE ADJUSTMENTS:
INTEREST RATE CASH FLOW HEDGE GAIN, NET OF TAX OF $(46), $1,109 AND $0	1,447	3,882	—
RECLASSIFICATION ADJUSTMENT - AMOUNTS RECLASSIFIED TO NET INCOME, NET OF TAX OF $0	663	—	—
TOTAL DERIVATIVE ADJUSTMENTS	2,110	3,882	—

COMPREHENSIVE INCOME	185,641	168,947	276,701
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(98,113)	(95,876)	(166,605)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EXTENDED STAY AMERICA, INC. COMMON SHAREHOLDERS	$87,528	$73,071	$110,096
See accompanying notes to consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(In thousands, except per share data)

	Common Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Extended Stay America, Inc. Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
BALANCE - January 1, 2015	204,517	$2,048	$779,447	$13,833	$(5,810)	$789,518	$599,799	$1,389,317
Net income	—	—	—	113,040	—	113,040	169,982	283,022
Foreign currency translation loss, net of tax	—	—	—	—	(2,944)	(2,944)	(3,377)	(6,321)
Corporation common distributions - $0.12 per common share	—	—	—	(24,689)	—	(24,689)	—	(24,689)
ESH REIT common distributions - $0.79 per Class B common share	—	—	—	—	—	—	(162,351)	(162,351)
ESH REIT preferred distributions	—	—	—	—	—	—	(16)	(16)
Equity-based compensation	77	1	4,747	—	—	4,748	4,647	9,395
BALANCE - December 31, 2015	204,594	2,049	784,194	102,184	(8,754)	879,673	608,684	1,488,357
Net income	—	—	—	69,932	—	69,932	93,420	163,352
Foreign currency translation gain, net of tax	—	—	—	—	1,438	1,438	275	1,713
Interest rate cash flow hedge gain, net of tax	—	—	—	—	1,701	1,701	2,181	3,882
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(9,415)	(94)	—	(86,126)	—	(86,220)	(53,675)	(139,895)
Corporation common distributions - $0.31 per common share	—	—	—	(62,311)	—	(62,311)	—	(62,311)
ESH REIT common distributions - $0.43 per Class B common share	—	—	—	—	—	—	(87,605)	(87,605)
ESH REIT preferred distributions	—	—	—	—	—	—	(16)	(16)
Adjustment to noncontrolling interest for change in ownership of ESH REIT	—	—	(13,508)	—	—	(13,508)	13,508	—
Equity-based compensation	228	2	4,125	—	—	4,127	5,635	9,762
BALANCE - December 31, 2016	195,407	1,957	774,811	23,679	(5,615)	794,832	582,407	1,377,239
Net income	—	—	—	78,847	—	78,847	93,341	172,188
Foreign currency translation, net of tax	—	—	—	—	7,467	7,467	3,876	11,343
Interest rate cash flow hedge gain, net of tax	—	—	—	—	1,214	1,214	896	2,110
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(3,624)	(39)	—	(39,508)	—	(39,547)	(22,776)	(62,323)
Corporation common distributions - $0.29 per common share	—	—	—	(56,101)	—	(56,101)	—	(56,101)
ESH REIT common distributions - $0.53 per Class B common share	—	—	—	—	—	—	(102,563)	(102,563)
ESH REIT preferred distributions	—	—	—	—	—	—	(16)	(16)
Adjustment to noncontrolling interest for change in ownership of ESH REIT	—	—	(5,699)	—	—	(5,699)	5,699	—
Equity-based compensation	317	3	(433)	—	—	(430)	4,400	3,970
BALANCE - December 31, 2017	192,100	$1,921	$768,679	$6,917	$3,066	780,583	$565,264	$1,345,847
See accompanying notes to consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(In thousands)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
OPERATING ACTIVITIES:
Net income	$172,188	$163,352	$283,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	227,876	219,969	202,531
Amortization of intangible assets	1,340	1,340	1,366
Foreign currency transaction (gain) loss	(713)	(1,576)	2,732
Loss on interest rate swap	667	—	—
Amortization and write-off of deferred financing costs and debt discount	8,097	31,116	12,608
Amortization of above-market ground leases	(136)	(136)	(136)
Loss on disposal of property and equipment	8,606	10,740	9,299
Gain on sale of hotel properties, net	(9,973)	—	(130,894)
Impairment of long-lived assets	25,169	9,828	9,011
Equity-based compensation	7,552	12,000	10,500
Deferred income tax expense (benefit)	963	(25,975)	8,709
Changes in assets and liabilities:
Accounts receivable, net	(895)	(2,655)	8,306
Other assets	(3,606)	1,829	(2,755)
Accounts payable and accrued liabilities	7,034	(1,427)	14,590
Net cash provided by operating activities	444,169	418,405	428,889
INVESTING ACTIVITIES:
Purchases of property and equipment	(166,378)	(225,323)	(204,717)
Proceeds from sale of hotel properties	63,936	—	277,108
(Increase) decrease in restricted cash and insurance collateral	(16,017)	62,901	(11,363)
Proceeds from insurance and related recoveries	3,302	2,958	5,261
Net cash (used in) provided by investing activities	(115,157)	(159,464)	66,289
FINANCING ACTIVITIES:
Principal payments on mortgage loan	—	(1,931,157)	(586,892)
Proceeds from term loan facilities, net of debt discount	—	1,293,500	—
Principal payments on term loan facilities	(16,193)	(366,463)	(8,537)
Proceeds from senior notes, net of debt discount	—	788,000	500,000
Proceeds from revolving credit facilities	105,000	70,000	90,000
Payments on revolving credit facilities	(150,000)	(25,000)	(90,000)
Payments of deferred financing costs	—	(34,475)	(11,476)
Tax withholdings related to restricted stock unit settlements	(3,548)	(2,229)	(1,105)
Repurchase of Corporation common stock and ESH REIT class B common stock (Paired Shares)	(62,323)	(139,895)	—
Repurchase of Corporation mandatorily redeemable preferred stock	(14,069)	—	—
Corporation common distributions	(56,126)	(74,153)	(12,278)
ESH REIT common distributions	(102,845)	(126,058)	(122,876)
ESH REIT preferred distributions	(16)	(16)	(16)
Net cash used in financing activities	(300,120)	(547,946)	(243,180)
CHANGES IN CASH AND CASH EQUIVALENTS DUE TO CHANGES IN FOREIGN CURRENCY EXCHANGE RATES	293	(76)	(83)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,185	(289,081)	251,915
CASH AND CASH EQUIVALENTS—Beginning of period	84,158	373,239	121,324
CASH AND CASH EQUIVALENTS—End of period	$113,343	$84,158	$373,239
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties	$123,953	$117,518	$120,220
Cash payments for income taxes, net of refunds of $571, $2,026 and $97	$55,694	$78,903	$69,825
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable and accrued liabilities	$12,596	$21,912	$23,951
Deferred financing costs included in accounts payable and accrued liabilities	$—	$79	$—
Principal payments on term loan facilities included in accounts payable and accrued liabilities	$—	$3,250	$—
Proceeds from sale of hotel properties included in other assets	$12,589	$—	$—
Corporation common distributions included in accounts payable and accrued liabilities	$532	$559	$12,411
ESH REIT common distributions included in accounts payable and accrued liabilities	$983	$1,269	$39,734
See accompanying notes to consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2017 AND 2016 AND FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

1.	BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION

Organization
Extended Stay America, Inc. (the “Corporation”) was incorporated in the state of Delaware on July 8, 2013. ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. On November 18, 2013, the Corporation and ESH REIT completed an initial public offering of 32.5 million Paired Shares. A "Paired Share" consists of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. The Corporation owns, and is expected to continue to own, all of the issued and outstanding Class A common stock of ESH REIT, which, as of December 31, 2017, represents approximately 57% of the outstanding common stock of ESH REIT. Due to its controlling interest in ESH REIT, the Corporation consolidates the financial position, results of operations, comprehensive income and cash flows of ESH REIT. The term, “the Company,” as used herein refers to the Corporation and its consolidated subsidiaries, including ESH REIT.
As of December 31, 2017, the Corporation had approximately 192.1 million shares of common stock outstanding, approximately 99.3% of which were owned by the public and approximately 0.7% of which were owned by senior management and certain directors. As of December 31, 2017, ESH REIT’s common equity consisted of the following: (i) approximately 250.5 million shares of Class A common stock outstanding (approximately 57% of its common equity), all of which were owned by the Corporation, and (ii) approximately 192.1 million shares of Class B common stock outstanding (approximately 43% of its common equity), approximately 99.3% of which were owned by the public and approximately 0.7% of which were owned by senior management and directors of the Corporation and ESH REIT.
As of December 31, 2016, the Corporation had approximately 195.4 million shares of common stock outstanding, approximately 55.9% of which were owned by the public and approximately 44.1% of which were owned by Centerbridge Partners, L.P., Paulson & Co. Inc. and The Blackstone Group L.P. and their funds or affiliates (individually, each a “Sponsor,” or collectively, the “Sponsors”) and senior management and certain directors. As of December 31, 2016, ESH REIT’s common equity consisted of the following: (i) approximately 250.5 million shares of Class A common stock outstanding (approximately 56% of its common equity), all of which were owned by the Corporation, and (ii) approximately 195.4 million shares of Class B common stock outstanding (approximately 44% of its common equity), approximately 55.9% of which were owned by the public and approximately 44.1% of which were owned by the Sponsors and senior management and directors of the Corporation and ESH REIT.
Secondary Offerings—In June 2015, the Corporation and ESH REIT filed an automatic shelf registration statement with the U.S. Securities and Exchange Commission (“SEC”) pursuant to which, from time to time, (i) the Corporation and ESH REIT may offer and sell an unlimited number of Paired Shares and (ii) the Sponsors could offer and sell, on a cumulative basis, up to approximately 143.0 million Paired Shares. In November 2015, certain selling stockholders (the “Selling Stockholders”) sold 15.0 million Paired Shares registered pursuant to the automatic shelf registration statement as part of the secondary offering. The Corporation and ESH REIT incurred professional fees in connection with filing the 2015 automatic shelf registration and secondary offering totaling approximately $0.9 million during the year ended December 31, 2015.
During 2016, certain Selling Stockholders sold approximately 42.1 million Paired Shares, pursuant to the automatic shelf registration statement as part of three secondary offerings, of which the Corporation and ESH REIT repurchased and retired approximately 3.85 million Paired Shares for approximately $35.1 million and $21.6 million, respectively (see Note 16). The Corporation and ESH REIT incurred professional fees in connection with these secondary offerings totaling approximately $1.1 million during the year ended December 31, 2016.
During 2017, certain Selling Stockholders sold 80.0 million Paired Shares, pursuant to the automatic shelf registration statement as part of three secondary offerings. In conjunction with these secondary offerings, the Corporation and ESH REIT repurchased and retired approximately 2.0 million Paired Shares for approximately $21.4 million and $12.2 million, respectively (see Note 16). The Corporation and ESH REIT incurred professional fees in connection with the secondary offerings totaling approximately $1.0 million during the year ended December 31, 2017.

With respect to each of the above discussed secondary offerings, the Selling Stockholders consisted solely of entities affiliated with the Sponsors and did not include officers or directors of the Corporation or ESH REIT. Neither the Corporation nor ESH REIT sold Paired Shares in any secondary offerings and neither received proceeds from any secondary offerings.
Paired Share Repurchase Program—In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program for up to $100 million of Paired Shares. In February 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $100 million to up to $200 million of Paired Shares. In December 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $200 million to up to $300 million of Paired Shares and extended the maturity of the Paired Share repurchase program through December 31, 2017, each effective January 1, 2017. In January 2018, the Boards of Directors of the Corporation and ESH REIT authorized an extension of the maturity date of the Paired Share repurchase program through December 31, 2018, each effective January 1, 2018. Repurchases may be made at management's discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of December 31, 2017, the Corporation and ESH REIT repurchased and retired approximately 13.0 million Paired Shares for approximately $125.8 million and $76.4 million, respectively, of which approximately 5.8 million Paired Shares were repurchased and retired from entities affiliated with the Sponsors.
Business
As of December 31, 2017, the Company owned and operated 624 hotel properties in 44 U.S. states, consisting of approximately 68,600 rooms. As of December 31, 2016, the Company owned and operated 626 hotel properties in 44 U.S. states, consisting of approximately 68,900 rooms, and three hotels in Canada, consisting of 500 rooms. The hotel properties are owned by wholly-owned subsidiaries of ESH REIT and are operated by wholly-owned subsidiaries of the Corporation (the "Operating Lessees") pursuant to leases between ESH REIT and the Operating Lessees. The hotels are managed by ESA Management LLC ("ESA Management"), a wholly-owned subsidiary of the Corporation. The hotels are operated under the core brand, Extended Stay America. The Extended Stay America brand is owned by ESH Hospitality Strategies LLC ("ESH Strategies"), also a wholly-owned subsidiary of the Corporation.
In November 2017, the Company executed a purchase and sale agreement to divest twenty-five Extended Stay America-branded hotels for approximately $114.0 million, including approximately $1.9 million in initial franchise application fees, subject to adjustment. The transaction closed in February 2018 (see Note 17). The Company will manage these hotels under a twenty-year management agreement, with the option for the third-party owner to convert to independently-managed franchises after two years.
In October 2016, the Company executed a purchase and sale agreement to divest one Extended Stay America-branded hotel for approximately $44.8 million, subject to adjustment. Upon and subject to the completion of customary due diligence and the satisfaction or waiver of certain closing conditions, this transaction is currently expected to close in 2018 or 2019. The Company expects to manage the hotel on an interim basis after closing, after which the hotel is planned to be closed and converted by the owner to a different use.
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
Use of Estimates—The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management used significant estimates to determine the estimated useful lives of tangible assets as well as in the assessment of tangible and intangible assets for impairment, estimated liabilities for insurance reserves and income taxes and the grant-date fair value of certain equity-based awards. Actual results could differ from those estimates.
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
Restricted Cash—Restricted cash consists of deposits held for insurance collateral and net sale proceeds from hotel sales held by qualified intermediaries pursuant to pending tax-free exchanges under Section 1031 of the Internal Revenue Code ("1031 exchanges").
Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivable primarily consists of receivables due from corporate customers and third-party internet intermediaries. A provision for doubtful accounts is made when collection of receivables is considered doubtful. Balances are considered past due when payment is not received by the contractual due date. When management determines that accounts receivable are uncollectible, they are written off against the allowance for doubtful accounts. There were not a material amount of write-offs recognized during the years ended December 31, 2017, 2016 or 2015.
Property and Equipment—Property and equipment additions are recorded at cost. Major improvements that extend the life or utility of property or equipment are capitalized and depreciated over a period equal to the shorter of the estimated useful life of the improvement or the remaining estimated useful life of the asset. Ordinary repairs and maintenance are charged to expense as incurred.
Depreciation and amortization are recorded on a straight-line basis over the following estimated useful lives:

Hotel buildings	7–49 years
Hotel building improvements	4–39 years
Hotel site improvements	3–20 years
Hotel furniture, fixtures and equipment	2–10 years
Corporate furniture, fixtures, equipment	3–15 years
Management assesses the performance of long-lived assets for potential impairment quarterly, as well as when events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. Recoverability of property and equipment is measured by a comparison of the carrying amount of a hotel property to the estimated future undiscounted cash flows expected to be generated by each hotel property. Impairment is recognized when estimated future undiscounted cash flows, including proceeds from disposition, are less than the carrying value of each hotel property. To the extent that a hotel is impaired, the excess carrying amount over its estimated fair value is recognized as an impairment charge and reduces income from operations. Fair value is determined based upon the discounted cash flows of the hotel property, quoted market prices or independent appraisals, as considered necessary. The Company recognized impairment charges related to property and equipment of approximately $25.2 million, $9.8 million and $9.0 million for the years ended December 31, 2017, 2016 and 2015, respectively (see Note 5). The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, then an impairment charge to reduce the carrying value of a hotel property could occur in a future period in which conditions change.
Intangible Assets and Liabilities—Intangible assets and liabilities include trademarks, above-market contracts, corporate customer relationships and customer databases. Above-market contracts, corporate customer relationships and customer databases are amortized using the straight-line method over their estimated remaining useful lives, which in the case of contracts is typically the remaining non-cancelable term. Finite-lived intangible assets are reviewed for impairment quarterly and whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. Trademarks are not amortized. Indefinite-lived intangible assets are reviewed for impairment quarterly. The Company tests for impairment more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. At such time their classification as indefinite-lived intangible assets is reassessed. The Company first assesses qualitative factors to determine if it is not more likely than not that the fair value of its indefinite-lived intangible assets is less than its carrying amount. No impairment charges related to intangible assets were recognized during the years ended December 31, 2017, 2016 or 2015.

Goodwill—Goodwill represents the excess purchase price over the fair value of net assets acquired. The Company tests goodwill for impairment quarterly and more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has one operating segment, which is its reporting unit; therefore, management analyzes goodwill associated with all hotels when analyzing for potential impairment. The Company first assesses qualitative factors to determine if it is not more likely than not that the fair value of its reporting unit is less than its carrying amount. No impairment charges related to goodwill were recognized during the years ended December 31, 2017, 2016 or 2015.
Assets Held For Sale—The Company classifies assets as held for sale when management commits to a formal plan to sell the assets, actively seeks a buyer for the assets and the consummation of a sale is considered probable and is expected within one year. The Company takes into consideration when determining whether the consummation of a sale is probable the following criteria: (i) whether a purchase and sale agreement has been executed, (ii) whether the buyer has a significant non-refundable deposit at risk and (iii) whether significant financing contingencies exist. Upon designating an asset as held for sale, the Company stops recognizing depreciation expense and records the asset at the lower of its carrying value, including allocable goodwill, or its estimated fair value less estimated costs to sell. Any such adjustment in the carrying value is recognized as an impairment charge.
Discontinued Operations—The Company defines discontinued operations as a component that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, which would require separate presentation on the consolidated balance sheets and statements of operations.
Deferred Financing Costs—Costs incurred in obtaining financing are amortized over the terms of the related loans on a straight-line basis, which approximates the effective interest method. Deferred financing costs are presented in the accompanying consolidated balance sheets as a direct deduction of the carrying amount of the related debt liability, except those incurred under a revolving-debt arrangement which are presented as a component of other assets. Upon repayment, or in conjunction with a material change in the terms of the underlying debt agreement, remaining unamortized costs are included as a component of net interest expense. During the years ended December 31, 2017, 2016 and 2015, $0, approximately $20.0 million and $2.1 million, respectively, of unamortized deferred financing costs, related to the prepayment of debt are included in net interest expense in the accompanying consolidated statements of operations. Amortization of deferred financing costs unrelated to the prepayment of debt, which is also included in net interest expense in the accompanying consolidated statements of operations, was approximately $5.9 million, $8.5 million and $10.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Revenue Recognition—Room and other hotel revenues are recognized when services are provided. Amounts paid in advance by customers are recorded as deferred revenues and included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. Other hotel revenues primarily consist of revenues derived from guest laundry, pet fees, internet fees, additional housekeeping, telephone and other fees or services. Occupancy, hotel and other sales taxes collected from customers and remitted to the taxing authorities are excluded from revenues.
Advertising Costs—Advertising costs are expensed as incurred. For the years ended December 31, 2017, 2016 and 2015, total advertising costs were approximately $23.0 million, $21.6 million and $24.1 million, respectively, and are classified as hotel operating expenses in the accompanying consolidated statements of operations.
Operating Leases—Rent expense, including ground rent, is recognized on a straight-line basis over the terms of the related leases.
Fair Value of Financial Instruments—U.S. GAAP establishes a three-level valuation hierarchy based upon observable and unobservable inputs for fair value measurement of financial instruments:
Level 1—Observable inputs, such as quoted prices in active markets at the measurement date for identical assets or liabilities
Level 2—Significant inputs that are observable, directly or indirectly, such as other quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability
Level 3—Significant unobservable inputs for which there is little to no market data and for which the Company makes its own assumptions about how market participants would price the asset or liability
Fair value is defined as the price that would be received when selling an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In instances where inputs used to measure fair value fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest-level input significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, certain other assets (deposits), accounts payable and accrued liabilities, term loans, senior notes, mandatorily redeemable preferred stock and revolving credit facilities. The carrying values of cash and cash equivalents, restricted cash, accounts receivable, certain other assets, accounts payable and accrued liabilities and revolving credit facilities are representative of their fair values due to the short-term nature or frequent settlement of these instruments. The fair values of term loans, senior notes and mandatorily redeemable preferred stock are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on the Company’s current term loans, senior notes and mandatorily redeemable preferred stock or from quoted market prices, when available (see Notes 7 and 9).
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
Insurance Reserves—The Company utilizes various insurance programs for workers’ compensation, general liability and health insurance claims. Retained losses require estimates in determining the liability for claims arising under these programs. Workers’ compensation, general liability and health insurance liabilities are estimated using actuarial evaluations based on historical and projected claims and medical and other cost trends. As of December 31, 2017 and 2016, approximately $42.1 million and $41.1 million, respectively, of liabilities for such insurance programs are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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
The Company evaluates subsidiaries and affiliates, as well as other entities, to determine if they are variable interest entities ("VIEs"). If a subsidiary, affiliate or other entity is a VIE, it is subject to the consolidation framework specifically for VIEs. The Company considers an entity a VIE if equity investors own an interest therein that does not have the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In accordance with Financial Accounting Standards Board (“FASB”) ASC 810, "Consolidations," the Company reviews subsidiaries and affiliates, as well as other entities, to determine if (i) they should be considered VIEs, and (ii) whether their consolidation determinations should change based on changes in their characteristics.
Income Taxes—The Corporation’s taxable income includes the taxable income of its wholly-owned subsidiaries, ESA Management, ESH Strategies and the Operating Lessees, and distribution income related to its ownership of approximately 57% of ESH REIT. As a result, approximately 57% of ESH REIT’s distributions are subject to corporate income tax.
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. ESH REIT’s deferred tax rates are adjusted to reflect expected future distributions and the deduction allowed upon distribution. The Corporation’s deferred tax assets and liabilities include the estimated impact of the future reversal of ESH REIT's deferred tax assets and liabilities which affect future dividend income to be recognized by the Corporation upon distribution.
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
ESH REIT has elected to be taxed as and expects to continue to qualify as a real estate investment trust (“REIT”) under provisions of the Internal Revenue Code, as amended (the "Code"). A REIT is a legal entity that holds real estate assets and is generally not subject to federal and state income taxes. In order to maintain qualification as a REIT, ESH REIT is required to distribute at least 90% of its taxable income, excluding capital gains, to its shareholders each year. In addition, ESH REIT must meet a number of complex organizational and operational requirements. If ESH REIT were to fail to qualify as a REIT in any taxable year, it would be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and generally would be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it lost its REIT qualification. Even in qualifying as a REIT, ESH REIT may be subject to state and local taxes in certain jurisdictions, and is subject to federal income and excise taxes on undistributed income.
In 2017 and 2016, ESH REIT distributed approximately 100% of its taxable income and, as a result, incurred minimal current federal income tax. In the future, ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. ESH REIT will incur federal and state income tax at statutory rates if its taxable income is not distributed.
In December 2017, the U.S. Congress passed H.R. 1, known as “The Tax Cuts and Jobs Act” (“TCJA”) which was signed into law on December 22, 2017. See Note 10 for additional information, including the expected impact on the Company.
Foreign Currency—The Company sold its three Extended Stay Canada-branded hotels in 2017. Prior to completion of the sale, the financial statements of the Company’s Canadian subsidiaries and its investments therein were maintained in their functional currency, the Canadian dollar, and their revenues and expenses were translated into U.S. dollars using the average exchange rate for the period. The assets and liabilities of these subsidiaries were translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Due to the fact that the Company's Canadian subsidiaries liquidated substantially all of their assets, their functional currency changed to the U.S. dollar and approximately $14.5 million of accumulated foreign currency translation loss was charged to the consolidated statement of operations during the year ended December 31, 2017. As of December 31, 2016, foreign currency translation losses, net of tax, of approximately $7.3 million were reflected in accumulated other comprehensive loss as a component of equity in the accompanying consolidated balance sheets. Foreign currency transaction (gains) losses of approximately $(0.7) million, $(1.6) million and $2.7 million are included in other non-operating (income) expense in the accompanying consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Equity-Based Compensation—The Corporation and ESH REIT each maintain a Long-Term Incentive Plan (“LTIP”), as amended and restated in 2015, approved by their shareholders. Under the LTIPs, the Corporation and ESH REIT may issue to eligible employees or directors restricted stock awards ("RSAs"), restricted stock units ("RSUs") or other equity-based awards, in respect of Paired Shares, with service, performance or market vesting conditions. The Company recognizes costs related to equity-based awards over their vesting periods. The issuing entity classifies equity-based awards granted in exchange for employee or director services as either equity awards or as liability awards. The classification of an award either as an equity award or a liability award is generally based upon cash settlement options. Equity awards are measured based on their fair value on the date of grant. Liability awards are re-measured to fair value each reporting period. The value of all awards is recognized over the period during which an employee or director is required to provide services in exchange for the award; the requisite service period (usually the vesting period). No compensation expense is recognized for awards for which employees or directors do not render the requisite services. All awards granted are classified as equity awards, except those equity-based awards issued by ESH REIT to its directors, which are classified as liability awards.
Segments—The Company’s hotel operations represent a single operating segment based on the way the Company manages its business. The Company’s hotels provide similar services, use similar processes to sell those services and sell those services to similar classes of customers. The amounts of long-lived assets and net revenues outside the U.S. are not significant for any period presented.
Recently Issued Accounting Standards
Goodwill—In January 2017, the FASB issued an accounting standards update in which the guidance on testing for goodwill was updated to eliminate Step 2 in the determination on whether goodwill should be considered impaired. Annual and/or interim assessments are still required to be completed. This update will be effective or interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of this update to have a material effect on its consolidated financial statements.
Statement of Cash Flows—In August and November 2016, the FASB issued accounting standards updates which provide additional clarity on the classification of specific events on the statement of cash flows. These events include debt prepayment and extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, distributions received from equity method investees, and beneficial interests in securitization transactions. These updates also require amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. These updates are effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, with early application permitted and should be applied using a retrospective transition method to each period presented. The adoption of these updates will require cash outflows related to debt prepayment and extinguishment costs to be classified as financing activities. For the years ended December 31, 2017, 2016 and 2015, debt modification and extinguishment costs included within net cash provided by operating activities totaled approximately $2.4 million, $4.0 million and $0.9 million, respectively. Additionally, the effect of the adoption of these updates on the Company's consolidated statements of cash flows will be to include restricted cash in the beginning and end of period balances of cash, restricted cash and cash equivalents. The change in restricted cash is currently included in investing activities in the consolidated statements of cash flows.
Compensation—Stock Compensation—In March 2016, the FASB issued an accounting standards update which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, and certain classifications on the statement of cash flows. The Company adopted this update on January 1, 2017 using a prospective transition method. The adoption of this update did not have a material effect on the Company's consolidated financial statements.
In May 2017, the FASB issued an accounting standards update that provides guidance about which changes to the terms or conditions of a share-based payment award requires an entity to apply modification accounting. This update will be effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted and should be applied prospectively to awards modified on or after the adoption date. The Company adopted this update on January 1, 2018 using a prospective transition method. The adoption of this update did not have a material effect on the Company's consolidated financial statements.
Derivatives and Hedging—In August 2017, the FASB issued an accounting standards update which changes the designation and measurement guidance for qualifying hedging relationships and the presentation of hedging results. This update expands and refines hedge accounting and aligns recognition and presentation of its effects within the financial statements. This update is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and will require a cumulative-effect adjustment to the balance of retained earnings as of the beginning of the fiscal year that an entity adopts this update. The Company adopted this update on January 1, 2018 and recorded a cumulative-effect adjustment to reclassify a previously recorded loss of approximately $0.7 million from retained earnings to accumulated other comprehensive income. In addition to the cumulative-effect adjustment, expected impacts of adoption include, on a prospective basis, the elimination of hedge ineffectiveness related to designated interest rate swaps, the presentation of all interest rate hedge related items that impact earnings in the interest expense line item in the consolidated statements of operations and an election to perform qualitative assessments of hedge effectiveness.

In March 2016, the FASB issued accounting standards updates to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts and to clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The Company adopted these updates on January 1, 2017. The adoption of these updates did not have a material effect on the Company's consolidated financial statements.
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
As of December 31, 2017, using its incremental borrowing rate with respect to the future minimum lease payments under its operating leases (ground leases and corporate office lease), the Company has preliminarily determined that the lease liability would have been between approximately $14.5 million and $18.5 million and the right of use asset would have been between approximately $6.5 million and $10.5 million, which includes adjustments for accrued lease payments, above market lease liabilities and lease incentives.
The recording of a lease obligation may increase total indebtedness for purposes of financial covenants within certain of the Company’s existing debt agreements; however, the Company currently does not expect this increase to cause instances of non-compliance with any of these covenants. The Company does not expect the adoption of this update to have a material effect on its consolidated statements of operations or cash flows. The Company expects to elect the optional practical expedients which relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The election to apply these practical expedients will, in effect, mean the
Company will continue to account for leases that commenced before the effective date in accordance with previous U.S. GAAP unless the lease is modified, except that the Company will recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous U.S. GAAP.
Contractual Revenue—The Company adopted ASC 606, Revenue from Contracts with Customers, on January 1, 2018, on a modified retrospective basis. The core principle of ASC 606 is that recognized revenue reflects consideration to which a company is entitled in exchange for specifically identified services. To achieve this principle, ASC 606 requires companies to use the following five-step model as part of their revenue recognition process: (1) identify the contract; (2) identify performance obligations; (3) determine the transaction price; (4) allocate the transaction price to performance obligations; and (5) recognize revenue when performance obligations are satisfied.
Adoption of ASC 606 had no impact on the Company’s historical consolidated financial statements. Additionally, the Company recognized no cumulative effect adjustment upon adoption. The impact of the standard is also expected to be immaterial to the Company’s current sources of revenue on an ongoing basis. Adoption of the standard will result in enhanced revenue-related disclosures in the first quarter of 2018 that will provide information with respect to the Company’s analysis of certain contracts, significant judgments, future reservations and the disaggregation of revenue based on booking source and length of guest stay.
With respect to revenue generated from owned and operated hotels, the Company applied, and expects to continue to apply, the guidance in ASC 606 to a portfolio of contracts or performance obligations with similar characteristics, as the Company reasonably expects that the effects on the financial statements of applying the guidance to the portfolio does not differ materially from applying the guidance to individual contracts or performance obligations within that portfolio.
The Company implemented changes to its processes and procedures related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model outlined above, additional training, ongoing contract review requirements and procedures with respect to the validation of information expected to be included in updated financial statement disclosures.

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
The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows (in thousands, except per share data):

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Numerator:
Net income available to Extended Stay America, Inc. common shareholders - basic	$78,847	$69,932	$113,040
Income attributable to noncontrolling interests assuming conversion	(392)	(43)	(152)
Net income available to Extended Stay America, Inc. common shareholders - diluted	$78,455	$69,889	$112,888
Denominator:
Weighted-average number of Extended Stay America, Inc. common shares outstanding - basic	193,101	200,572	204,211
Dilutive securities	569	164	356
Weighted-average number of Extended Stay America, Inc. common shares outstanding - diluted	193,670	200,736	204,567
Net income per Extended Stay America, Inc. common share - basic	$0.41	$0.35	$0.55
Net income per Extended Stay America, Inc. common share - diluted	$0.41	$0.35	$0.55

4.	HOTEL DISPOSITIONS
2017 Disposition of Extended Stay Canada-Branded Hotels—In 2017, the Company sold its three Extended Stay Canada-branded hotels for gross proceeds of 76.0 million Canadian dollars, or approximately $55.3 million. The carrying value of the hotels, including net working capital and allocable goodwill, net of an impairment charge recorded prior to the sale, was approximately 56.7 million Canadian dollars, or approximately $41.2 million, prior to the evaluation of existing accumulated foreign currency translation loss. Due to the fact that the Company’s Canadian subsidiaries liquidated substantially all of their assets, approximately $14.5 million of accumulated foreign current translation loss was recognized at the time of sale. This charge more than fully offset the Canadian subsidiaries’ gain on sale, which resulted in a loss on sale of approximately $1.9 million, net of closing costs and adjustments, which is reported in gain on sale of hotel properties, net during the year ended December 31, 2017 in the accompanying consolidated statement of operations.

2017 Additional Dispositions—In 2017, the Company sold two additional hotels for gross proceeds of $21.4 million. The carrying value of these hotels, including net working capital and allocable goodwill, net of an impairment charge recorded prior to the sale, was approximately $9.2 million, resulting in a gain on sale of approximately $11.9 million, net of closing costs and adjustments, which is reported in gain on sale of hotel properties, net during the year ended December 31, 2017 in the accompanying consolidated statements of operations.
2015 Dispositions of Crossland Economy Studios-Branded and Extended Stay America-Branded Hotels—In 2015, the Company sold 53 hotel properties, 47 of which operated under the Crossland Economy Studios brand and six of which operated under the Extended Stay America brand, and certain intellectual property of Crossland Economy Studios (the “Portfolio Sale”), for gross proceeds of $285.0 million. The carrying value of the hotel portfolio, including net working capital and allocable goodwill, was approximately $145.4 million, resulting in a gain on sale, net of closing costs and adjustments, of approximately $130.9 million, which is reported in gain on sale of hotel properties, net during the year ended December 31, 2015 in the accompanying consolidated statements of operations.
None of the above dispositions were reported as discontinued operations. The table below summarizes hotel dispositions for the years ended December 31, 2017, 2016 and 2015 (in thousands, except number of hotels and number of rooms):

Year (1)	Brand	Location	Month Sold	Number of Hotels	Number of Rooms	Net Proceeds		Gain (Loss) Recognized
2017	Extended Stay Canada	Canada	May	3	500	$43,551		$(1,894)	(2)
2017	Other	Massachusetts	May	1	103	$5,092		$(2)	(3)
2017	Extended Stay America	Colorado	December	1	160	$15,985	(4)	$11,870
2015	Crossland Economy Studios and Extended Stay America	Multiple	December	53	6,617	$276,336		$130,894
____________________

(1)	No hotels were sold during the year ended December 31, 2016.

(2)
Due to the fact that the Company’s Canadian subsidiaries liquidated substantially all of their assets, approximately $14.5 million of accumulated foreign currency translation loss was recognized at the time of sale. An impairment charge of approximately $12.4 million was recorded prior to sale.

(3)	Net of impairment charge of approximately $1.7 million.

(4)	Net sale proceeds held by qualified intermediary pursuant to pending 1031 exchanges.
During the years ended December 31, 2017, 2016 and 2015, the disposed hotel properties contributed total room revenue and other hotel revenues, total operating expenses and (loss) income before income tax expense as follows (in thousands):

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
Total room and other hotel revenues	$5,295		$14,925		$83,546
Total operating expenses	16,950		14,117		57,509
(Loss) income before income tax expense	(11,342)	(1)	1,142	(2)	17,979	(3)
_____________________

(1)	Includes impairment charge of approximately $12.4 million.

(2)	Includes impairment charge of approximately $1.7 million.

(3)	Includes interest expense related to ESH REIT's previous mortgage loan repaid in conjunction with the Portfolio Sale.

5.	PROPERTY AND EQUIPMENT
Net investment in property and equipment as of December 31, 2017 and 2016, consists of the following (in thousands):

	December 31, 2017	December 31, 2016
Hotel properties:
Land and site improvements	$1,286,784	$1,303,752
Construction in process	2,453	—
Building and improvements	2,934,048	2,940,615
Furniture, fixtures and equipment	649,487	612,855
Total hotel properties	4,872,772	4,857,222
Corporate furniture, fixtures, equipment, software and other	21,486	20,076
Undeveloped land parcel	1,675	1,675
Total cost	4,895,933	4,878,973
Less accumulated depreciation:
Hotel properties	(1,128,465)	(962,400)
Corporate furniture, fixtures, equipment, software and other	(14,334)	(11,269)
Total accumulated depreciation	(1,142,799)	(973,669)
Property and equipment—net	$3,753,134	$3,905,304
During the years ended December 31, 2017, 2016 and 2015, the Company, using Level 3 unobservable inputs and, in certain instances Level 2 observable inputs, assessed property and equipment for potential impairment. The Company recognized impairment charges of approximately $25.2 million, including approximately $12.4 million related to the sold Extended Stay Canada-branded hotels, $9.8 million and $9.0 million, respectively, in the accompanying consolidated statements of operations. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of revenues, expenses and hotel related cash flows based on assumed long-term growth rates, demand trends, expected future capital expenditures, estimated discount rates that range from 6% to 10% and terminal capitalization rates that range from 7% to 11%. These assumptions are based on the Company’s historical data and experience, the Company’s budgets, industry projections and micro and macro general economic condition projections.

6.	INTANGIBLE ASSETS AND GOODWILL
The Company’s intangible assets and goodwill as of December 31, 2017 and 2016, consist of the following (dollars in thousands):

	December 31, 2017
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets - customer relationships	20 years	$26,800	$(9,690)	$17,110
Indefinite-lived intangible assets - trademarks		9,933	—	9,933
Total intangible assets		36,733	(9,690)	27,043
Goodwill		48,866	—	48,866
Total intangible assets and goodwill		$85,599	$(9,690)	$75,909

	December 31, 2016
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets - customer relationships	20 years	$26,800	$(8,350)	$18,450
Indefinite-lived tangible assets - trademarks		9,933	—	9,933
Total intangible assets		36,733	(8,350)	28,383
Goodwill		53,531	—	53,531
Total intangible assets and goodwill		$90,264	$(8,350)	$81,914
The remaining weighted-average amortization period for definite-lived intangible assets is approximately 13 years as of December 31, 2017. Estimated future amortization expense for definite-lived intangible assets is as follows (in thousands):

Years Ending December 31,
2018	$1,340
2019	1,340
2020	1,340
2021	1,340
2022	1,340
Thereafter	10,410
Total	$17,110

7.	DEBT
During the years ended December 31, 2017 and 2016, the following debt transactions occurred (in thousands):

	December 31, 2017	December 31, 2016
Debt, net of deferred financing costs and debt discount(s)- beginning of year	$2,585,274	$2,762,388
Additions:
Proceeds from term loan facilities, net of debt discount	—	1,293,500
Proceeds from senior notes payable, net of debt discount	—	788,000
Proceeds from revolving credit facilities	105,000	70,000
Amortization and write-off of deferred financing costs and debt discount (1)	7,437	29,091
Deductions:
Payments on mortgage loan	—	(1,931,157)
Payments on term loan facilities	(12,943)	(369,713)	(2)
Payments on revolving credit facilities	(150,000)	(25,000)
Payments of deferred financing costs (1)	—	(31,835)
Debt, net of deferred financing costs and debt discounts(s) - end of year	$2,534,768	$2,585,274
______________________

(1)	Excludes amortization and payments of deferred financing costs related to revolving credit facilities.

(2)	Includes principal payment of $3.25 million made in January 2017, included in accounts payable and accrued liabilities as of December 31, 2016.
The Company’s outstanding debt, net of unamortized debt discounts and unamortized deferred financing costs, as of December 31, 2017 and 2016, consists of the following (in thousands):

			Carrying Amount			Unamortized Deferred Financing Costs					Interest Rate
Loan	Stated Amount (1)		December 31, 2017		December 31, 2016	December 31, 2017		December 31, 2016		Stated Interest Rate	December 31, 2017		December 31, 2016	Maturity Date
Term loan facilities
ESH REIT 2016 Term Facility	1,300,000	(2)	1,278,545	(3)	1,290,560	13,433		15,804		LIBOR(4) + 2.25%(5)	3.69%	(5)	3.75%	8/30/2023	(7)
Senior notes
ESH REIT 2025 Notes	1,300,000		1,290,356	(6)	1,289,041	20,700		23,523		5.25%	5.25%		5.25%	5/1/2025
Revolving credit facilities(9)
ESH REIT 2016 Revolving Credit Facility	350,000		—		45,000	2,020	(8)	2,570	(8)	LIBOR + 2.75%	N/A		3.33%	8/30/2021
Corporation Revolving 2016 Credit Facility	50,000		—		—	401	(8)	511	(8)	LIBOR + 3.00%	N/A		N/A	8/30/2021
Unsecured Intercompany Facility
Unsecured Intercompany Facility	75,000	(9)	—		—	—		—		5.00%	5.00%		5.00%	8/30/2023
Total			$2,568,901		$2,624,601	$36,554		$42,408
______________________

(1)	Amortization is interest only, except for the 2016 Term Facility (as defined below) which amortizes in equal quarterly installments of $3.22 million. See (7) below.

(2)
ESH REIT is able to increase its borrowings under the 2016 ESH REIT Credit Facilities (as defined below) by an amount of up to $600.0 million, plus additional amounts, in each case subject to certain conditions.

(3)	The 2016 Term Facility is presented net of an unamortized debt discount of approximately $5.3 million and $6.2 million as of December 31, 2017 and 2016, respectively.

(4)	As of December 31, 2016, the stated interest rate of the 2016 Term Facility was LIBOR + 3.00% and included a LIBOR floor of 0.75%.

(5)	$400.0 million of the 2016 Term Facility is subject to an interest rate swap at a fixed rate of 1.175% (see Note 8).

(6)	The ESH REIT 2025 Notes (as defined below) are presented net of an unamortized debt discount of approximately $9.6 million and $11.0 million as of December 31, 2017 and 2016, respectively.

(7)
In addition to scheduled amortization noted in (1) above, subject to certain exceptions, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required under the 2016 Term Facility commencing with the year ending December 31, 2017. Annual mandatory prepayments for the year ended December 31, 2017 and each year thereafter, are due during the first quarter of the following year. No mandatory prepayments are required in the first quarter of 2018 based on ESH REIT's Excess Cash Flow for the year ended December 31, 2017.

(8)	Unamortized deferred financing costs related to the revolving credit facilities are included in other assets in the accompanying consolidated balance sheets.

(9)
As of December 31, 2017, no amounts were outstanding under the Unsecured Intercompany Facility. ESH REIT is able to increase its borrowings under the Unsecured Intercompany Facility to an amount of up to $300.0 million, plus additional amounts, in each case subject to certain conditions. The outstanding debt balance and interest expense, as applicable, owed by ESH REIT to the Corporation related to the Unsecured Intercompany Facility eliminate in consolidation.

ESH REIT Credit Facilities
On August 30, 2016, ESH REIT entered into a new credit agreement, as may be amended and supplemented from time to time, providing for senior secured credit facilities (collectively the "2016 ESH REIT Credit Facilities") consisting of a $1,300.0 million senior secured term loan facility (the "2016 Term Facility") and a $350.0 million senior secured revolving credit facility (the "2016 ESH REIT Revolving Credit Facility"). Subject to the satisfaction of certain criteria, borrowings under the 2016 ESH REIT Credit Facilities may be increased by an amount of up to $600.0 million, plus additional amounts, so long as, after giving effect to the incurrence of such incremental facility and the application of proceeds thereof, its pro-forma senior loan-to-value ratio is less than or equal to 45%.
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
The 2016 ESH REIT Credit Facilities contain a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends and distributions, make certain investments and other restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, sell assets or merge, consolidate or transfer all or substantially all of their assets. The 2016 ESH REIT Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases and management agreements. If an event of default occurs, the administrative agent is entitled to take various actions, including the acceleration of amounts due under the 2016 ESH REIT Credit Facilities and additional actions that a secured creditor is permitted to take following a default. As of December 31, 2017, ESH REIT was in compliance with all covenants under the 2016 ESH REIT Credit Facilities.
2016 Term Facility—In November 2017, ESH REIT entered into a second amendment to the ESH REIT 2016 Term Facility, as amended (such amendment, the “Second Repricing Amendment”). The ESH REIT 2016 Term Facility, as amended, bears interest at a rate equal to (i) LIBOR plus 2.00% for any period during which ESH REIT maintains a public corporate family rating better than or equal to BB- (with a stable or better outlook) from S&P and Ba3 (with a stable or better outlook) from Moody’s (a “Level 1 Period”) or LIBOR plus 2.25% for any period other than a Level 1 Period; or (ii) a base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50% or (C) the one-month adjusted LIBOR rate plus 1.00%) plus 1.00% during a Level 1 Period or base rate plus 1.25% for any period other than a Level 1 Period. The ESH REIT 2016 Term Facility amortizes in equal quarterly installments in annual amounts of 1.0% of the principal amount outstanding as of the Second Repricing Amendment, or approximately $12.9 million, with the remaining balance payable at maturity. In addition to scheduled amortization, subject to certain exceptions, mandatory prepayments of up to 50% of annual Excess Cash Flow, as defined, may be required based on ESH REIT's Consolidated Leverage Ratio, each as defined. Annual mandatory prepayments are due during the first quarter of the following year. No mandatory prepayments are required in the first quarter of 2018 based on ESH REIT's Excess Cash Flow for the year ended December 31, 2017. The ESH REIT 2016 Term Facility matures on August 30, 2023.
ESH REIT has the option to voluntarily prepay outstanding loans under the 2016 Term Facility at any time upon three business days’ prior written notice for LIBOR loans or on one business day’s prior written notice for base rate loans. In addition to customary "breakage" costs with respect to LIBOR loans, amounts refinanced, substituted or replaced by indebtedness which has a lower all-in yield than the all-in yield under the 2016 Term Facility on or prior to May 21, 2018 (other than as a result of a transformative transaction) are subject to a prepayment penalty equal to 1.00% of the aggregate principal amount refinanced, substituted or replaced. Prepayments made after May 21, 2018 are not subject to a prepayment penalty.

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
In addition to paying interest on outstanding principal, ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the amount outstanding under the facility. ESH REIT is also required to pay customary letter of credit fees and agency fees. As of December 31, 2017, ESH REIT had no letters of credit outstanding under the facility, an outstanding balance of $0.0 million and available borrowing capacity of $350.0 million.
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
The Indenture contains a number of customary covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, create certain liens, pay dividends or distributions, make certain investments and other restricted payments, enter into affiliate transactions, sell assets or merge, consolidate or transfer all or substantially all of their assets. The Indenture also contains certain customary events of default, including, but not limited to, cross-defaults to certain other indebtedness. If an event of default occurs, the holders of the Notes and the Trustee are entitled to take various actions, including declaring the 2025 Notes immediately due and payable. As of December 31, 2017, ESH REIT was in compliance with all covenants set forth in the Indenture.
Corporation Revolving Credit Facility
On August 30, 2016, the Corporation entered into a revolving credit facility (the "2016 Corporation Revolving Credit Facility") of $50.0 million. The facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowing on same day notice, referred to as swingline loans, in an amount up to $20.0 million. Borrowings under the facility bear interest at a rate equal to (i) LIBOR plus 3.00% or (ii) base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50% or (C) the one-month adjusted LIBOR plus 1.00%) plus 2.00%. There is no scheduled amortization under the 2016 Corporation Revolving Credit Facility and the facility matures on August 30, 2021.
In addition to paying interest on outstanding principal, the Corporation incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the amount outstanding under the facility. The Corporation is also required to pay customary letter of credit fees and agency fees. As of December 31, 2017, the Corporation had one letter of credit outstanding under this facility of $0.2 million, an outstanding balance drawn of $0 and borrowing capacity available of $49.8 million.
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
The 2016 Corporation Revolving Credit Facility contains a number of restrictive covenants that, among other things and subject to certain exceptions, limit the Corporation’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends or distributions, make certain restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, merge, consolidate or transfer all or substantially all of its assets. The 2016 Corporation Revolving Credit Facility also contains certain customary affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases. If an event of default occurs, the administrative agent is entitled to take various actions, including the acceleration of amounts due under the facility and additional actions that a secured creditor is permitted to take following a default. As of December 31, 2017, the Corporation was in compliance with all covenants under the 2016 Corporation Revolving Credit Facility.
Unsecured Intercompany Facility
On August 30, 2016, ESH REIT, as borrower, and the Corporation, as lender, entered into an unsecured intercompany credit facility (the "Unsecured Intercompany Facility"), under which ESH REIT borrowed $75.0 million from the Corporation upon the facility's closing. As of December 31, 2017 and 2016, the amount outstanding under the facility totaled $0 and $50.0 million, respectively. Subject to certain conditions, the principal amount of the Unsecured Intercompany Facility may be increased up to an amount that shall not exceed the greater of (i) $300.0 million and (ii) an unlimited amount so long as the incremental loan-to-value ratio, determined on a pro-forma basis as of the last day of the most recently ended test period, as if any incremental loans available under such incremental commitments had been outstanding on the last day of such period, and, in each case, without netting the cash proceeds of any such incremental loans, does not exceed 5.0%. Loans under the facility bear interest at 5.00% per annum. There is no scheduled amortization under the facility and the facility matures on August 30, 2023. ESH REIT has the option to voluntarily prepay outstanding loans at any time upon one business day’s prior written notice.
The Unsecured Intercompany Facility contains a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends or distributions, make certain investments and other restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, sell assets or merge, consolidate or transfer all or substantially all of their assets. The facility contains certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases and management agreements. If an event of default occurs, the Corporation is entitled to take various actions, including the acceleration of amounts due under the facility and all other actions that a creditor is permitted to take following a default. As of December 31, 2017, ESH REIT was in compliance with all covenants under the Unsecured Intercompany Facility.
Interest Expense—The components of net interest expense for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Contractual interest(1)	$118,510	$127,633	$123,411
Amortization of deferred financing costs and debt discount	8,097	9,882	10,490
Debt extinguishment and other costs	3,335	27,435	4,198
Interest income	(170)	(413)	(317)
Total	$129,772	$164,537	$137,782

______________________

(1)	Contractual interest includes dividends on the shares of mandatorily redeemable preferred stock (see Note 9).

Future Maturities of Debt—The future maturities of debt as of December 31, 2017, are as follows (in thousands):

Years Ending December 31,
2018	$12,870
2019	12,870
2020	12,870
2021	12,870
2022	12,870
Thereafter	2,519,457	(1)
Total	$2,583,807
______________________

(1)
Under the 2016 Term Facility, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required commencing with the year ending December 31, 2017. Annual mandatory prepayments for the year ending December 31, 2017 and each year thereafter, are due during the first quarter of the following year.

Fair Value of Debt—As of December 31, 2017 and 2016, the estimated fair value of the Company's debt was approximately $2.6 billion and $2.7 billion, respectively. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on the Company's debt (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available.
8. DERIVATIVE INSTRUMENTS
In September 2016, ESH REIT entered into a floating-to-fixed interest rate swap at a fixed rate of 1.175% and a floating rate of one-month LIBOR, subject to a LIBOR floor of 0.75%, to manage its exposure to interest rate risk on a portion of the 2016 Term Facility. In February 2017, ESH REIT executed an amendment to its swap agreement, the impact of which was to remove the LIBOR floor on floating rate cash flows. The notional amount of the interest rate swap as of December 31, 2017 was $400.0 million. On March 30, 2018, the notional amount decreases to $350.0 million, and the notional amount continues to decrease by an additional $50.0 million every six months until the swap's maturity in September 2021.
From inception through the February 2017 amendment to ESH REIT's swap agreement, the swap was designated as an effective cash flow hedge and changes in fair value were recognized through accumulated other comprehensive income. Concurrent with the February 2017 swap amendment and through April 2017, the swap's designation as a cash flow hedge was reversed and changes in fair value were recognized in earnings and are included in the line item other non-operating income (expense) on the accompanying consolidated statements of operations. In April 2017, ESH REIT redesignated the swap as an effective cash flow hedge. Subsequent to April 2017, the effective portion of changes in fair value are recognized through accumulated other comprehensive income and the ineffective portion of changes in fair value are recognized in other non-operating income (expense) on the accompanying consolidated statements of operations. Prior changes recognized through accumulated other comprehensive income are amortized over the remaining life of the swap through earnings and are included in the line item other non-operating income (expense) on the accompanying consolidated statements of operations. As of December 31, 2017, approximately $1.3 million is expected to be recognized through earnings over the following twelve months.
On January 1, 2018, the Company adopted ASU 2017-12 which changes the designation and measurement guidance for qualifying hedging relationships and the presentation of hedging results, and as a result recorded a cumulative-effect adjustment to reclassify a previously recorded loss of approximately $0.7 million from retained earnings to accumulated other comprehensive income. Consistent with the adoption of the ASU, the Company will have the ability to, and plans to, elect to perform qualitative assessments of hedge effectiveness. Additionally, on a prospective basis, all changes in the fair value of the swap expect to be recognized through accumulated other comprehensive income and all interest rate hedge related items that impact earnings will be presented in the interest expense line item in the consolidated statements of operations.
The table below presents the amounts and classification on the Company's financial statements related to the ESH REIT interest rate swap (in thousands):

	Other Assets	Accumulated other comprehensive income, net of tax		Other non-operating expense (income)		Interest Expense, Net
As of December 31, 2017	$6,387	$5,992	(1)
As of December 31, 2016	$4,990	$3,898
For the year ended December 31, 2017				$314	(2)	$(707)
For the year ended December 31, 2016				$—		$(183)
_______________________________

(1)
Changes during the year ended December 31, 2017 on a pre-tax basis, consisted of changes in fair value of $1.4 million (effective portion) and amortization of accumulated other comprehensive income prior to de-designation of $0.7 million.

(2)	Consists of amortization of accumulated other comprehensive income prior to de-designation of $0.7 million and removal of the LIBOR floor of approximately $(0.3) million.

9.	MANDATORILY REDEEMABLE PREFERRED STOCK
The Corporation has authorized 350.0 million shares of preferred stock, par value $0.01 per share, of which 7,133 and 21,202 shares of mandatorily redeemable voting preferred stock were issued and outstanding as of December 31, 2017 and 2016, respectively. Dividends on these preferred shares are payable quarterly in arrears at a rate of 8.0% per year. With respect to dividend, distribution and liquidation rights, the 8.0% voting preferred stock ranks senior to the Corporation’s common stock. Holders of the 8.0% voting preferred stock are generally entitled to one vote for each share and will vote together with the Corporation common stock as a single class on all matters that the Corporation’s common shareholders are entitled to vote upon. On or after November 15, 2018, a holder of the 8.0% voting preferred stock has the right to require the Corporation to redeem in cash the 8.0% voting preferred stock at $1,000 per share plus any accumulated unpaid dividends. On November 15, 2020, the Corporation shall mandatorily redeem all of the 8.0% voting preferred stock at $1,000 per share plus any accumulated unpaid dividends.
Due to the fact that the 8.0% voting preferred stock is mandatorily redeemable by the Corporation, it is classified as a liability on the accompanying consolidated balance sheets. Dividends on these preferred shares are classified as net interest expense on the accompanying consolidated statements of operations.
Fair Value of Mandatorily Redeemable Preferred Stock—As of December 31, 2017 and 2016, the estimated fair value of the 8.0% mandatorily redeemable voting preferred stock was approximately $7.1 million and $21.3 million, respectively. The estimated fair value of the 8.0% mandatorily redeemable voting preferred stock is determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads (Level 2 fair value measures).

10.	INCOME TAXES
Income before income tax expense for the years ended December 31, 2017, 2016 and 2015 consists of the following (in thousands):

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
U.S.	$244,995	$196,557	$362,844
Canada	(13,293)	1,146	(3,286)
Total	$231,702	$197,703	$359,558

The components of income tax expense for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Federal (including foreign):
Current	$49,307	$51,495	$56,282
Deferred	1,675	(23,377)	8,183
State:
Current	9,244	8,831	11,545
Deferred	(712)	(2,598)	526
Total	$59,514	$34,351	$76,536
The differences between income tax expense at the effective tax rate and the statutory U.S. federal income tax rate for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
Tax at statutory rate	$81,096	35.0%	$69,196	35.0%	$125,845	35.0%
State income tax	5,578	2.4	2,891	1.5	7,987	2.2
Foreign income tax rate differential	(4,741)	(2.0)	891	0.5	4	—
Nondeductible (nontaxable):
ESH REIT income	(25,689)	(11.1)	(34,132)	(17.3)	(59,386)	(16.5)
Change in expected distribution policy	—	—	(1,633)	(0.8)	—	—
Equity-based compensation	(263)	(0.1)	807	0.4	954	0.3
Other permanent differences	3,283	1.4	743	0.3	1,247	0.3
Estimate of future nontaxable distributions from ESH REIT	(2,054)	(0.9)	(8,461)	(4.3)	—	—
Change in ESH REIT temporary differences	(2,102)	(0.9)	3,917	2.0	(399)	(0.1)
Change in deferred tax rate(1)	4,051	1.7	—	—	—	—
Valuation allowance	(427)	(0.2)	981	0.5	923	0.3
Tax credits	(497)	(0.2)	(648)	(0.3)	—	—
Other - net	1,279	0.6	(201)	(0.1)	(639)	(0.2)
Income tax expense - net	$59,514	25.7%	$34,351	17.4%	$76,536	21.3%
________________________

(1)
Reflects the impact of the TCJA on Corporation deferred tax assets, specifically the remeasurement of deferred tax assets at December 31, 2017, using newly enacted tax rates, which resulted in deferred income tax expense.

The significant components of deferred tax assets and deferred tax liabilities as of December 31, 2017 and 2016, consist of the following (in thousands):

	December 31, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carryforwards	$2,900	$4,646
Accruals and allowances	15,072	32,268
Equity-based compensation	1,603	4,411
Depreciable property	4,028	1,570
Other	426	273
Total deferred tax assets	24,029	43,168
Valuation allowance	(2,900)	(4,646)
Net deferred tax assets	21,129	38,522
Deferred tax liabilities:
Undistributed ESH REIT income	(9,676)	(17,954)
Intangible assets	(2,545)	(3,650)
Prepaid expenses	(763)	(3,810)
Other	(20)	(18)
Total net deferred tax assets (liabilities):	$8,125	$13,090
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
ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. Accordingly, ESH REIT expects to distribute approximately 100% of its taxable income for the foreseeable future. However, as of December 31, 2015, the expectation was to distribute approximately 95% of ESH REIT’s taxable income. As a result of this change, during the year ended December 31, 2016, the Company recognized a benefit of approximately $1.7 million with respect to the reversal of net deferred tax liabilities recorded as of December 31, 2015, which represented the previously estimated 5% of taxable income to be retained by ESH REIT under its prior distribution policy.
On December 20, 2017, the U.S. Congress passed TCJA, which was signed into law on December 22, 2017. The TCJA includes numerous changes to existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. The rate reduction is effective for the Company as of January 1, 2018.
The Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 118 to assist public companies in addressing uncertainty and diversity of views in applying ASC 740, Income Taxes, in the reporting period in which the TCJA was enacted. SAB 118 provides the option of reporting a reasonable estimate for certain income tax effects of the TCJA in situations in which a company does not have complete information available, prepared or analyzed in reasonable detail to complete the accounting. The estimate is reported as a provisional amount in a company’s financial statements during a measurement period that should not extend beyond one-year from the enactment date.
As of December 31, 2017, the Company has not completed its accounting for all tax effects related to the enactment of the TCJA. The Company estimated the remeasurement of its net deferred tax asset based on the 21% federal corporate income tax rate and recorded provisional deferred income tax expense of approximately $4.1 million during the year ended December

31, 2017. However, the Company is still analyzing the TCJA and refining its calculations, including the TCJA’s effect on state income taxes, the transition rules applicable to the deductibility of certain types of expenses and certain other matters, all of which are subject to complex rules and continued interpretation. The Company expects to complete its analysis prior to filing its 2017 federal tax return, which will occur during the measurement period. At that time, which is expected to occur in the fourth quarter of 2018, the Company will conclude on further adjustments, if any, to be recorded in addition to the approximately $4.1 million provisional expense recorded during the year ended December 31, 2017.
In 2017 and 2016, ESH REIT recognized a dividends paid deduction for 100% of its taxable income, incurring no federal income tax and minimal state and local income taxes. For the years ended December 31, 2017 and 2016, the Company recognized an income tax benefit of approximately $2.1 million and $9.4 million, respectively, attributable to a December 2015 statutory law change in the way earnings and profits are computed at ESH REIT.
In 2015, ESH REIT distributed approximately 95% of its taxable income and utilized its federal net operating loss carryforward of approximately $18.6 million. As a result, in 2015, ESH REIT incurred minimal current federal income tax in the form of alternative minimum tax.
ESH REIT had taxable income prior to distributions of approximately $231.6 million, $210.2 million and $369.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. In 2017, ESH REIT made approximately $235.1 million in cash distributions to its shareholders, all of which were considered ordinary taxable income. ESH REIT's 2017 cash distributions included approximately $6.2 million previously deducted in 2016 to fully offset 2016 taxable income. In 2016, ESH REIT made approximately $280.9 million in cash distributions to its shareholders, all of which were considered ordinary taxable income. The 2016 cash distribution amount included a special distribution of approximately $86.5 million paid in January 2016. Approximately $77.1 million of the special distribution was deductible in 2015; the remaining $9.4 million was deductible in 2016. The special distribution was subject to current taxation to the Corporation as a distribution in 2016 at the time of receipt. In 2015, ESH REIT made approximately $273.1 million in cash distributions to its shareholders, of which approximately $113.0 million were considered capital gain and approximately $160.1 million were considered ordinary taxable income.
As of December 31, 2017 and 2016, the Company recorded a valuation allowance related to the net operating loss carryforwards of its Canadian Operating Lessee and state net operating losses of ESH REIT. The Company has concluded that, in light of available evidence, it is more likely than not that these net operating loss carryforwards will not be realized.
As of December 31, 2017, the book basis of ESH REIT’s property and equipment was approximately $60.4 million greater than the tax basis.
The Company evaluates its open tax positions using the criteria established by ASC 740, Income Taxes. The Company has concluded that it has not taken any material tax positions that are not more likely than not to be sustained upon examination and has therefore not recorded any reserves for uncertain tax positions. The Company’s federal income tax returns for the years 2014 to present are subject to examination by the Internal Revenue Service and other tax returns for the years 2013 to present are subject to examination by other taxing authorities.

11.	QUARTERLY RESULTS (Unaudited)
Quarterly financial data for the years ended December 31, 2017 and 2016 is as follows (in thousands, except per share data):

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2017	2016	2017 (1)	2016	2017	2016	2017 (2)		2016
Total revenues	$290,991	$287,558	$338,363	$332,789	$350,866	$354,521	$302,505		$295,725
Income from operations	52,931	63,756	98,442	104,712	117,918	121,340	91,784		70,856
Net income	16,063	14,753	49,725	61,386	66,250	57,065	40,150		30,148
Net (income) loss attributable to noncontrolling interests	7,038	2,293	2,050	(657)	(12,374)	(10,509)	(90,055)		(84,547)
Net income (loss) attributable to common shareholders	23,101	17,046	51,775	60,729	53,876	46,556	(49,905)		(54,399)
Net income (loss) per common share—basic(3)	$0.12	$0.08	$0.27	$0.30	$0.28	$0.23	$(0.26)		$(0.28)
Net income (loss) per common share—diluted(3)	$0.12	$0.08	$0.27	$0.30	$0.28	$0.23	$(0.26)	(4)	$(0.28)
_________________________

(1)	Includes loss on sale of four hotel properties of approximately $(1.9) million, as discussed in Note 4.

(2)	Includes gain on sale of one hotel property of approximately $11.9 million, as discussed in Note 4.

(3)	The sum of the four quarters may differ from the annual amount due to rounding.

(4)	Excludes approximately 0.5 million anti-dilutive securities.

12.	EQUITY
The Corporation
The Corporation has authorized 3,500.0 million shares of common stock, par value $0.01 per share, of which approximately 192.1 million and 195.4 million shares were issued and outstanding as of December 31, 2017 and 2016, respectively. Each share of the Corporation’s outstanding common stock is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT.
The Corporation has authorized 350.0 million shares of preferred stock, $0.01 par value, of which 7,133 and 21,202 shares of mandatorily redeemable voting preferred stock were issued and outstanding as of December 31, 2017 and 2016, respectively. Dividends on these mandatorily redeemable voting preferred shares are payable quarterly in arrears at a rate of 8.0% per year. With respect to dividend, distribution and liquidation rights, the 8.0% mandatorily redeemable voting preferred stock ranks senior to the Corporation’s common stock. The outstanding 8.0% mandatorily redeemable voting preferred shares are classified as a liability on the accompanying consolidated balance sheets and are further described in Note 9.
The Corporation paid cash distributions totaling approximately $56.1 million, $74.2 million and $12.3 million during the years ended December 31, 2017, 2016 and 2015, respectively, to its common shareholders, all of which were considered taxable dividends.
In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program for up to $100 million of Paired Shares. In February 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $100 million to up to $200 million of Paired Shares. In December 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $200 million to up to $300 million of Paired Shares and extended the maturity of the Paired Share repurchase program through December 31, 2017, each effective January 1, 2017. In January 2018, the Boards of Directors of the Corporation and ESH REIT authorized an extension of the maturity date of the Paired Share repurchase program through December 31, 2018, each effective on January 1, 2018. Repurchases may be made at management's discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of December 31, 2017, the Corporation and ESH REIT repurchased and retired approximately 13.0 million Paired Shares for approximately $125.8 million and $76.4 million, respectively, of which approximately 5.8 million Paired Shares were repurchased and retired from the Selling Stockholders.

Noncontrolling Interests
As of December 31, 2017 and 2016, third party equity interests in the Corporation consist of the outstanding shares of the Class B common stock of ESH REIT, which represent approximately 43% and 44% of ESH REIT’s total common equity, respectively, and the outstanding 125 shares of 12.5% preferred stock of ESH REIT. These interests, which are not owned by the Corporation, are presented as noncontrolling interests.
ESH REIT
ESH REIT has authorized 4,300.0 million shares of Class A common stock, par value $0.01 per share, of which approximately 250.5 million shares were issued and outstanding as of December 31, 2017 and 2016. All issued and outstanding shares of ESH REIT Class A common stock were held by the Corporation as of December 31, 2017 and 2016. ESH REIT has authorized 7,800.0 million shares of Class B common stock, par value $0.01 per share, of which approximately 192.1 million and 195.4 million shares were issued and outstanding as of December 31, 2017 and 2016, respectively. Each share of ESH REIT’s outstanding Class B common stock is attached to and trades as a single unit with one share of the Corporation’s common stock.
ESH REIT has authorized 350.0 million shares of preferred stock, par value $0.01 per share, of which no shares were issued or outstanding as of December 31, 2017 and 2016. Additionally, ESH REIT has authorized 125 shares of preferred stock, no par value, all of which were issued and outstanding as of December 31, 2017 and 2016. The outstanding ESH REIT preferred stock pays dividends at a rate of 12.5% per year. With respect to dividends and distributions upon ESH REIT’s liquidation, winding-up or dissolution, the 12.5% preferred stock ranks senior to the ESH REIT Class A and Class B common stock. The liquidation preference of the 12.5% preferred stock is $1,000 per share plus any accumulated unpaid dividends. Shares of 12.5% preferred stock may be redeemed, in whole or in part, at any time for a per share amount equal to the liquidation preference plus all accumulated unpaid dividends.
ESH REIT paid cash distributions totaling approximately $235.6 million (of which approximately $132.8 million was paid to the Corporation), $281.4 million (of which approximately $155.3 million was paid to the Corporation), and $273.1 million (of which approximately $150.3 million was paid to the Corporation) during the years ended December 31, 2017, 2016 and 2015, respectively.
In December 2015, the Board of Directors of ESH REIT declared a special cash distribution of $0.19 per share, payable to ESH REIT’s Class A and Class B common shareholders, totaling approximately $86.5 million. Approximately $47.6 million was payable to the Corporation and was eliminated in consolidation; the remainder, approximately $38.9 million, was payable to ESH REIT Class B common shareholders. ESH REIT paid this special distribution in January 2016.
As noted above, in December 2015, the Board of Directors of ESH REIT, together with the Board of Directors of the Corporation, authorized a combined Paired Share repurchase program for up to $100 million of the Paired Shares. In February 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $100 million to up to $200 million of Paired Shares. In January, 2017, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $200 million to up to $300 million of Paired Shares and extended the maturity of the Paired Share repurchase program through December 31, 2017. In January 2018, the Boards of Directors of the Corporation and ESH REIT authorized an extension of the maturity date of the Paired Share repurchase program through December 31, 2018, each effective on January 1, 2018. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of December 31, 2017, ESH REIT repurchased and retired approximately 13.0 million ESH REIT Class B common shares for approximately $76.4 million, of which approximately 5.8 million ESH REIT Class B common shares were repurchased and retired from the Selling Stockholders.

13.	COMMITMENTS AND CONTINGENCIES
Lease Commitments—The Company is a tenant under long-term ground leases at four of its hotel properties. The initial terms of the ground lease agreements terminate at various dates between 2021 and 2096, and three leases include multiple renewal options for generally five or ten year periods. The Company is a tenant under an office lease for its corporate office. The initial term of the office lease terminates in August 2021 and includes renewal options for two additional terms of five years each.

Rent expense on ground and office leases is recognized on a straight-line basis and was approximately $3.2 million for the year ended December 31, 2017 and approximately $3.3 million for each of the years ended December 31, 2016 and 2015. Ground lease expense is included in hotel operating expenses and office lease expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
Future minimum lease payments under operating leases as of December 31, 2017, are as follows (in thousands):

Years Ending December 31,
2018	$2,788
2019	2,843
2020	2,964
2021	2,288
2022	876
Thereafter	79,808
Total	$91,567
Other Commitments—The Company has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of its properties is located. The initial term of the agreement terminates in 2031. The cost related to this commitment was approximately $0.3 million for each of the years ended December 31, 2017, 2016 and 2015, and is included in hotel operating expenses in the accompanying consolidated statements of operations.
Letter of Credit—As of December 31, 2017, the Company had one outstanding letter of credit, issued by the Corporation, for $0.2 million, which is collateralized by the 2016 Corporation Revolving Credit Facility.
Paired Share Repurchase Commitment—As of December 31, 2017, the Corporation and ESH REIT agreed to repurchase 73,600 Paired Shares for approximately $0.9 million and $0.5 million, respectively, for which settlement had not yet occurred.
Legal Contingencies—On February 14, 2018, the Company learned that a default judgment had been entered against it and certain of its affiliates on March 16, 2017 in the State Court of Gwinnett County, Georgia in an action entitled Sweeting v. Extended Stay America, Inc. et al., Case No. 16-C-06630-S4. The Company has filed motions to open the default and set aside the judgment.  The Company believes that it is probable that the judgment will be set aside. The Company does not have sufficient information on which to estimate the liability, if any, and therefore has not recorded a liability for this matter.
The Company is not a party to additional litigation or claims, other than routine matters arising in the ordinary course of business that are incidental to the operation of the business of the Company. The Company believes that the results of all claims and litigation, individually or in the aggregate, will not have a material adverse effect on its business or consolidated financial statements.

14.	EQUITY-BASED COMPENSATION
The Corporation and ESH REIT each maintain an LTIP, as amended and restated in 2015, approved by their shareholders. Under the LTIPs, the Corporation and ESH REIT may issue to eligible employees or directors RSAs, RSUs or other equity-based awards, in respect of Paired Shares, with service, performance or market vesting conditions. The aggregate number of Paired Shares that may be the subject of awards under the LTIPs shall not exceed 8.0 million, of which no more than 4.0 million may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIP has a share reserve of an equivalent number of shares of Corporation common stock and ESH REIT Class B common stock. As of December 31, 2017, approximately 5.4 million Paired Shares were available for future issuance under the LTIPs.
Equity-based compensation expense is recognized by amortizing the grant-date fair value of equity-based awards on a straight-line basis over the requisite service period of each award. A portion of the grant-date fair value of all equity-based awards is allocated to a share of Corporation common stock and a portion is allocated to a share of ESH REIT Class B common stock. Equity-based compensation expense was approximately $7.6 million, $12.0 million and $10.5 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

As of December 31, 2017, unrecognized compensation expense related to outstanding equity-based awards and the related weighted-average period over which it is expected to be recognized subsequent to December 31, 2017, is presented in the following table. Total unrecognized compensation expense will be adjusted for actual forfeitures.

	Unrecognized Compensation Expense Related to Outstanding Awards (in thousands)	Remaining Weighted- Average Amortization Period (in years)
RSAs/RSUs with service vesting conditions	$4,767	1.5
RSUs with performance vesting conditions	—	—
RSUs with market vesting conditions	1,494	1.8
Total unrecognized compensation expense	$6,261
RSA/RSU activity during the years ended December 31, 2017, 2016 and 2015, was as follows:

			Performance-Based Awards
	Service-Based Awards		Performance Vesting		Market Vesting
	Number of RSAs/RSUs (in thousands)	Weighted- Average Grant- Date Fair Value(1)	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value(1)
Outstanding at January 1, 2015	1,071	$16.43	—	$—	—	$—
Granted	462	$18.93	19	$19.07	557	$6.84
Settled	(499)	$15.19	—	$—	—	$—
Forfeited	(42)	$15.99	—	$—	(1)	$20.76
Outstanding at December 31, 2015	992	$18.24	19	$19.07	556	$6.81
Granted	536	$14.08	166	$14.07	441	$12.03
Settled	(582)	$16.66	(19)	$19.07	—	$—
Forfeited	(54)	$15.56	(47)	$14.07	(25)	$13.19
Outstanding at December 31, 2016	892	$16.93	119	$14.07	972	$9.01
Granted	272	$17.51	192	$17.45	104	$18.58
Settled	(417)	$17.75	(119)	$14.07	—	$—
Forfeited	(145)	$15.13	(39)	$17.45	(865)	$8.35
Outstanding at December 31, 2017	602	$17.06	153	$17.45	211	$16.46

Vested at December 31, 2016	45	$23.74	119	$14.07	—	$—
Nonvested at December 31, 2016	847	$16.57	—	$—	972	$9.01

Vested at December 31, 2017	46	$23.66	145	$17.45	41	$20.76
Nonvested at December 31, 2017	556	$18.46	—	$—	170	$20.48
_____________________

(1)	An independent valuation was performed contemporaneously with the issuance of grants.
Service-Based Awards
The Corporation granted approximately 246,000 service-based awards during the year ended December 31, 2017, with a weighted-average grant-date fair value per award of $17.50. ESH REIT granted approximately 26,000 service-based awards during the year ended December 31, 2017, with a grant-date fair value per award of $17.56. The grant-date fair value of awards with service vesting conditions is based on the closing price of a Paired Share on the date of grant. Service-based awards vest over a period of two to four years, subject to the grantee’s continued employment or service.

Performance-Based Awards
The Corporation granted approximately 192,000 awards with performance vesting conditions during the year ended December 31, 2017, with a grant-date fair value per award of $17.45. The grant-date fair value of awards with performance vesting conditions is based on the closing price of a Paired Share on the date of grant. Equity-based compensation expense with respect to these awards is adjusted over the vesting period to reflect the probability of achievement of performance targets defined in the award agreements. These awards vest over a one-year period, subject to the grantee’s continued employment, with the ability to earn Paired Shares in a range of 0% to 200% of the awarded number of RSUs based on the achievement of defined performance targets.
The Corporation granted approximately 104,000 awards with market vesting conditions during the year ended December 31, 2017, with a grant-date fair value per award of $18.58. The grant-date fair value of awards with market vesting conditions is based on an independent third-party valuation. These awards vest at the end of a three-year period, subject to the grantee’s continued employment, with the ability to earn Paired Shares in a range of 0% to 150% of the awarded number of RSUs based on the total shareholder return of a Paired Share relative to the total shareholder return of other publicly traded lodging companies identified in the award agreements. During the year ended December 31, 2017, the grant-date fair value of awards with market vesting conditions were calculated using a Monte Carlo simulation model with the following key assumptions:

Expected holding period	2.86 years
Risk–free rate of return	1.46%
Expected dividend yield	4.72%

15.	DEFINED CONTRIBUTION BENEFIT PLANS
ESA Management has a savings plan that qualifies under Section 401(k) of the Code for all employees meeting the eligibility requirements of the plan. Through December 31, 2015, the plan had an employer-matching contribution of 50% of the first 6% of an employee’s contribution, which vested over an employee’s initial five-year service period. For the period from January 1, 2016 through September 9, 2016, the plan had an employer-matching contribution of 100% of the first 3% of an employee's contribution and 50% of the next 2% of an employee's contribution, which vested immediately. Beginning January 1, 2017, the plan has an employer-matching contribution of 50% of the first 6% of an employee’s contribution, which vests over an employee’s initial three-year service period. The plan also provides for contribution of up to 100% of eligible employee pretax salary, subject to the Code’s annual deferral limit of $18,000 during 2017, 2016 and 2015. Employer contributions, net of forfeitures, totaled approximately $1.7 million, $2.7 million and $1.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.
In June 2016, ESA Management established a non-qualified deferred compensation plan to allow certain eligible employees an option to defer a portion of their compensation on a tax-deferred basis. Beginning January 2017, the plan had an employer-matching contribution of 50% of the first 6% of an employee's contribution, which vests over a three-year service period. The plan is fully funded in a Rabbi Trust, which is subject to creditor claims in the event of insolvency, but the assets held in the Rabbi Trust are not available for general corporate purposes. As of December 31, 2017 and 2016, approximately $0.9 million and $0.1 million, respectively, are included in other assets and accounts payable and accrued liabilities related to this plan.

16.	RELATED PARTY TRANSACTIONS
Investment funds and affiliates of Paulson & Co. Inc., a Sponsor, held 7,036 shares of the Corporation's outstanding mandatorily redeemable preferred stock as of December 31, 2017. Investment funds and affiliates of the Sponsors held 21,105 shares of the Corporation’s outstanding mandatorily redeemable voting preferred stock as of December 31, 2016. During 2017, the Corporation repurchased 14,069 preferred shares from funds or affiliates of Centerbridge Partners, L.P. and The Blackstone Group L.P., each a Sponsor, at par value, or approximately $14.1 million.
As of December 31, 2017 and 2016, the outstanding balance owed by ESH REIT to the Corporation under the Unsecured Intercompany Facility was $0 and $50.0 million, respectively. ESH REIT is able to increase its borrowings under the Unsecured Intercompany Facility to an amount of up to $300.0 million, plus additional amounts, in each case, subject to certain conditions. The outstanding debt balance and interest expense owed by ESH REIT to the Corporation related to this facility eliminate in consolidation (see Note 7).

During the year ended December 31, 2017, the Corporation and ESH REIT repurchased and retired approximately 2.0 million Paired Shares from the Sponsors for approximately $21.4 million and $12.2 million, respectively. These Paired Shares were purchased in connection with the secondary offerings consummated during the year ended December 31, 2017, and pursuant to, and counted toward, the combined Paired Share repurchase program (see Notes 1 and 12).
In the fourth quarter of 2016, the Corporation and ESH REIT repurchased and retired approximately 3.85 million Paired Shares from the Sponsors for approximately $35.1 million and $21.6 million, respectively. These Paired Shares were purchased in connection with secondary offerings consummated in the fourth quarter of 2016 and pursuant to, and counted toward, the combined Paired Share repurchase program.
In March 2016, in connection with ESH REIT's $800.0 million issuance of its 2025 Notes discussed in Note 7, an affiliate of one of the Sponsors acted as an initial purchaser and purchased and resold $24.0 million of the 2025 Notes. As such, the affiliate of one of the Sponsors earned approximately $0.4 million in fees related to the transaction during the year ended December 31, 2016.

17.	SUBSEQUENT EVENTS
In January 2018, the Boards of Directors of Extended Stay America, Inc. and ESH REIT extended the maturity of their combined Paired Share repurchase program through December 31, 2018, each effective January 1, 2018.
Subsequent to December 31, 2017, the Corporation and ESH REIT repurchased and retired their respective portion of approximately 1.0 million Paired Shares for approximately $12.4 million and $7.1 million, respectively. In February 2018, the Boards of Directors of the Corporation and ESH REIT authorized an increase to the amount of the combined Paired Share repurchase program from up to $300 million to up to $400 million of Paired Shares, which expires on December 31, 2018.
On February 21, 2018, the Company completed the sale of 25 hotels for approximately $114.0 million, including approximately $1.9 million in initial franchise application fees. The Company received approximately $113.0 million in sale proceeds and expects to recognize a gain on sale not to exceed $10 million. The Company will manage these hotels under a twenty-year management agreement, with the option for the third-party owner to convert the hotels to independently managed franchises after two years.
On February 27, 2018, the Board of Directors of the Corporation declared a cash distribution of $0.06 per share for the fourth quarter of 2017 on its common stock. This distribution is payable on March 27, 2018 to shareholders of record as of March 13, 2018. Also on February 27, 2018, the Board of Directors of ESH REIT declared a cash distribution of $0.15 per share for the fourth quarter of 2017 on its Class A and Class B common stock. This distribution is also payable on March 27, 2018 to shareholders of record as of March 13, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of ESH Hospitality, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ESH Hospitality, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 27, 2018
We have served as the Company's auditor since 2013.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2017 AND 2016
(In thousands, except share and per share data)

	December 31, 2017	December 31, 2016
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $1,143,164 and $959,449	$3,775,640	$3,914,569
RESTRICTED CASH	15,985	344
CASH AND CASH EQUIVALENTS	38,930	53,506
RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC. (Note 11)	3,704	2,609
DEFERRED RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC. (Note 11)	24,388	40,259
GOODWILL	47,584	52,245
OTHER ASSETS	29,212	13,973
TOTAL ASSETS	$3,935,443	$4,077,505
LIABILITIES AND EQUITY
LIABILITIES:
Term loan facilities payable - Net of unamortized deferred financing costs and debt discount of $18,695 and $21,994	$1,265,112	$1,274,756
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $30,344 and $34,482	1,269,656	1,265,518
Revolving credit facility	—	45,000
Loan payable to Extended Stay America, Inc. (Notes 6 and 11)	—	50,000
Unearned rental revenues from Extended Stay America, Inc. (Note 11)	40,523	39,898
Due to Extended Stay America, Inc., net (Note 11)	7,055	11,608
Accounts payable and accrued liabilities	60,755	69,520
Deferred tax liabilities	48	3,286
Total liabilities	2,643,149	2,759,586
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY:
Common stock - Class A: $0.01 par value, 4,300,000,000 shares authorized, 250,493,583 shares issued and outstanding; Class B: $0.01 par value, 7,800,000,000 shares authorized, 192,099,933 and 195,406,944 shares issued and outstanding	4,426	4,462
Additional paid in capital	1,088,793	1,144,664
Preferred stock—no par value, $1,000 liquidation value, 125 shares authorized, issued and outstanding	73	73
Retained earnings	191,964	176,532
Accumulated other comprehensive income (loss)	7,038	(7,812)
Total equity	1,292,294	1,317,919
TOTAL LIABILITIES AND EQUITY	$3,935,443	$4,077,505
See accompanying notes to consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(In thousands, except per share data)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
REVENUES - Rental revenues from Extended Stay America, Inc. (Note 11)	$683,500	$694,275	$719,635
OPERATING EXPENSES:
Hotel operating expenses	90,495	89,166	97,062
General and administrative expenses (Note 11)	14,801	14,264	15,973
Depreciation	225,484	216,394	199,044
Impairment of long-lived assets	15,046	—	—
Total operating expenses	345,826	319,824	312,079
GAIN ON SALE OF HOTEL PROPERTIES, NET (Note 4)	8,562	—	116,616
OTHER INCOME	673	5	37
INCOME FROM OPERATIONS	346,909	374,456	524,209
OTHER NON-OPERATING (INCOME) EXPENSE	(227)	(1,245)	2,726
INTEREST EXPENSE, NET	130,923	163,443	134,780
INCOME BEFORE INCOME TAX EXPENSE	216,213	212,258	386,703
INCOME TAX EXPENSE	1,229	51	8,519
NET INCOME	$214,984	$212,207	$378,184
NET INCOME PER ESH HOSPITALITY, INC. COMMON SHARE:
Class A - basic	$0.49	$0.47	$0.83
Class A - diluted	$0.48	$0.47	$0.83
Class B - basic	$0.48	$0.47	$0.83
Class B - diluted	$0.48	$0.47	$0.83
WEIGHTED-AVERAGE ESH HOSPITALITY, INC. COMMON SHARES OUTSTANDING:
Class A - basic	250,494	250,494	250,451
Class A - diluted	250,494	250,494	250,451
Class B - basic	193,101	200,572	204,211
Class B - diluted	193,101	200,736	204,567
See accompanying notes to consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(In thousands)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
NET INCOME	$214,984	$212,207	$378,184
OTHER COMPREHENSIVE INCOME, NET OF TAX:
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS:
FOREIGN CURRENCY TRANSLATION GAIN (LOSS), NET OF TAX OF $0, $91 AND $173	531	583	(7,516)
RECLASSIFICATION ADJUSTMENT - SALE OF CANADIAN HOTEL PROPERTIES, NET OF TAX OF $(264), $0 AND $0	12,256	—	—
TOTAL FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	12,787	583	(7,516)

DERIVATIVE ADJUSTMENTS:
INTEREST RATE CASH FLOW HEDGE GAIN, NET OF TAX OF $0, $16, AND $0	1,400	4,975	—
RECLASSIFICATION ADJUSTMENT - AMOUNTS RECLASSIFIED TO NET INCOME, NET OF TAX OF $0	663	—	—
TOTAL DERIVATIVE ADJUSTMENTS	2,063	4,975	—

COMPREHENSIVE INCOME	$229,834	$217,765	$370,668
See accompanying notes to consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(In thousands, except per share data)

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - January 1, 2015	250,303	204,517	$4,551	125	$73	$1,182,611	$150,652	$(5,854)	$1,332,033
Net income	—	—	—	—	—	—	378,184	—	378,184
Foreign currency translation loss, net of tax	—	—	—	—	—	—	—	(7,516)	(7,516)
Issuance of common stock	191	97	3	—	—	3,516	—	—	3,519
Common distributions - $0.79 per Class A and Class B common share	—	—	—	—	—	(17,698)	(342,514)	—	(360,212)
Preferred distributions	—	—	—	—	—	—	(16)	—	(16)
Equity-based compensation	—	(20)	—	—	—	474	—	—	474
BALANCE - December 31, 2015	250,494	204,594	4,554	125	73	1,168,903	186,306	(13,370)	1,346,466
Net income	—	—	—	—	—	—	212,207	—	212,207
Foreign currency translation gain, net of tax	—	—	—	—	—	—	—	583	583
Interest rate cash flow hedge gain, net of tax								4,975	4,975
Repurchase of Class B common stock		(9,415)	(94)				(53,581)		(53,675)
Common distributions - $0.43 per Class A and Class B common share	—	—	—	—	—	(26,933)	(168,384)	—	(195,317)
Preferred distributions	—	—	—	—	—	—	(16)	—	(16)
Equity-based compensation	—	228	2	—	—	2,694	—	—	2,696
BALANCE—December 31, 2016	250,494	195,407	4,462	125	73	1,144,664	176,532	(7,812)	1,317,919
Net income	—	—	—	—	—	—	214,984	—	214,984
Foreign currency translation, net of tax	—	—	—	—	—	—	—	12,787	12,787
Interest rate cash flow hedge gain, net of tax								2,063	2,063
Repurchase of Class B common stock		(3,624)	(39)				(22,737)		(22,776)
Common distributions - $0.53 per Class A and Class B common share	—	—	—	—	—	(58,523)	(176,799)	—	(235,322)
Preferred distributions	—	—	—	—	—	—	(16)	—	(16)
Equity-based compensation	—	317	3	—	—	2,652	—	—	2,655
BALANCE - December 31, 2017	250,494	192,100	$4,426	125	$73	$1,088,793	$191,964	$7,038	$1,292,294
See accompanying notes to consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(In thousands)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
OPERATING ACTIVITIES:
Net income	$214,984	$212,207	$378,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	225,484	216,394	199,044
Foreign currency transaction (gain) loss	(541)	(1,245)	2,726
Loss on interest rate swap	667	—	—
Amortization and write-off of deferred financing costs and debt discount	7,987	30,358	11,526
Amortization of above-market ground leases	(136)	(136)	(136)
Loss on disposal of property and equipment	8,606	10,739	9,206
Gain on sale of hotel properties, net	(8,562)	—	(116,616)
Impairment of long-lived assets	15,046	—	—
Equity-based compensation	412	126	474
Deferred income tax (benefit) expense	(3,733)	571	6,076
Changes in assets and liabilities:
Deferred rents receivable from Extended Stay America, Inc.	15,162	1,288	(13,028)
Due (to) from Extended Stay America, Inc., net	(1,261)	4,400	21,787
Other assets	(2,855)	3,268	(5,334)
Unearned rental revenues/rents receivable from Extended Stay America, Inc., net	(470)	3,267	7,897
Accounts payable and accrued liabilities	452	7,113	10,179
Net cash provided by operating activities	471,242	488,350	511,985
INVESTING ACTIVITIES:
Purchases of property and equipment	(163,797)	(222,257)	(199,135)
Proceeds from sale of hotel properties	57,989	—	265,854
(Increase) decrease in restricted cash	(15,641)	60,601	(10,946)
Proceeds from insurance and related recoveries	3,302	2,958	5,261
Net cash (used in) provided by investing activities	(118,147)	(158,698)	61,034
FINANCING ACTIVITIES:
Principal payments on mortgage loan	—	(1,931,157)	(586,892)
Proceeds from term loan facilities, net of debt discount	—	1,293,500	—
Principal payments on term loan facilities	(16,193)	(366,463)	(8,537)
Proceeds from senior notes, net of debt discount	—	788,000	500,000
Proceeds from revolving credit facility	105,000	70,000	90,000
Payments on revolving credit facility	(150,000)	(25,000)	(90,000)
Proceeds from loan payable to Extended Stay America, Inc.	—	75,000	—
Principal payments on loan payable to Extended Stay America, Inc.	(50,000)	(25,000)	—
Payments of deferred financing costs	—	(34,165)	(11,476)
Net proceeds to Extended Stay America, Inc.	—	(10,306)	(5,928)
Repurchase of common stock	(22,773)	(53,675)	—
Issuance of Class B common stock	1,915	1,244	2,414
Common distributions	(235,604)	(281,364)	(273,144)
Preferred distributions	(16)	(16)	(16)
Net cash used in financing activities	(367,671)	(499,402)	(383,579)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,576)	(169,750)	189,440
CASH AND CASH EQUIVALENTS—Beginning of period	53,506	223,256	33,816
CASH AND CASH EQUIVALENTS—End of period	$38,930	$53,506	$223,256
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties	$125,006	$116,919	$118,226
Cash payments for income taxes, net of refunds of $5, $416 and $37	$2,483	$1,712	$1,044
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in due to/from Extended Stay America, Inc. and accounts payable and accrued liabilities	$12,314	$20,996	$23,571
Principal payments on term loan facilities included in accounts payable and accrued liabilities	$—	$3,250	$—
Deferred financing costs included in accounts payable and accrued liabilities	$—	$76	$—
Proceeds from sale of hotel properties included in other assets	$12,589	$—	$—
Common distributions included in accounts payable and accrued liabilities	$983	$1,269	$39,734
Common distributions included in due to Extended Stay America, Inc.	$—	$—	$47,594
Net (payable) receivable related to RSUs not yet settled or issued included in due to/from Extended Stay America, Inc.	$1,386	$958	$(363)
See accompanying notes to consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2017 AND 2016 AND FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

1.	BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION
Organization
ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. Extended Stay America, Inc. (the “Corporation”), the parent of ESH REIT, was incorporated in the state of Delaware on July 8, 2013. On November 18, 2013, the Corporation and ESH REIT completed an initial public offering of 32.5 million Paired Shares. A "Paired Share" consists of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. The Corporation owns, and is expected to continue to own, all of the issued and outstanding Class A common stock of ESH REIT, which, as of December 31, 2017, currently represents approximately 57% of the outstanding common stock of ESH REIT.
As of December 31, 2017, ESH REIT’s common equity consisted of the following: (i) approximately 250.5 million shares of Class A common stock outstanding (approximately 57% of its common equity), all of which were owned by the Corporation, and (ii) approximately 192.1 million shares of Class B common stock outstanding (approximately 43% of its common equity), approximately 99.3% of which were owned by the public and approximately 0.7% of which were owned by senior management and directors of the Corporation and ESH REIT.
As of December 31, 2016, ESH REIT’s common equity consisted of the following: (i) approximately 250.5 million shares of Class A common stock outstanding (approximately 56% of its common equity), all of which were owned by the Corporation, and (ii) approximately 195.4 million shares of Class B common stock outstanding (approximately 44% of its common equity), approximately 55.9% of which were owned by the public and approximately 44.1% of which were owned by Centerbridge Partners, L.P., Paulson & Co. Inc. and The Blackstone Group L.P. and their funds or affiliates (individually, each a Sponsor, or collectively, the Sponsors) and senior management and directors of the Corporation and ESH REIT.
Secondary Offerings—In June 2015, the Corporation and ESH REIT filed an automatic shelf registration statement with the U.S. Securities and Exchange Commission (“SEC”) pursuant to which, from time to time, (i) the Corporation and ESH REIT may offer and sell an unlimited number of Paired Shares and (ii) the Sponsors could offer and sell, on a cumulative basis, up to 143.0 million Paired Shares. In November 2015, certain selling stockholders (the "Selling Stockholders") sold 15.0 million Paired Shares registered pursuant to the automatic shelf registration statement. ESH REIT incurred professional fees in connection with filing the automatic shelf registration and the secondary offering of approximately $0.3 million during the year ended December 31, 2015.
During 2016, certain Selling Stockholders sold approximately 42.1 million Paired Shares pursuant to the automatic shelf registration statement as part of three secondary offerings, of which ESH REIT repurchased and retired approximately 3.85 million ESH REIT Class B common shares from the Selling Stockholders for approximately $21.6 million (see Note 11). ESH REIT incurred professional fees in connection with these secondary offerings of approximately $0.5 million during the year ended December 31, 2016.
During 2017, certain Selling Stockholders sold 80.0 million Paired Shares pursuant to the automatic shelf registration statement as part of three secondary offerings. In conjunction with these secondary offerings, ESH REIT repurchased and retired approximately 2.0 million ESH REIT Class B common shares from the Sponsors for approximately $12.2 million (see Note 11). ESH REIT incurred professional fees in connection with the secondary offerings of approximately $0.5 million during the year ended December 31, 2017.
With respect to each of the above discussed secondary offering transactions, the Selling Stockholders consisted solely of entities affiliated with the Sponsors and did not include officers or directors of the Corporation or ESH REIT. Neither the Corporation nor ESH REIT sold Paired Shares in any secondary offerings and neither received proceeds from any secondary offerings.

Paired Share Repurchase Program—In December 2015, the Board of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program for up to $100 million of Paired Shares. In February 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $100 million to up to $200 million of Paired Shares. In December 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $200 million to up to $300 million of Paired Shares and extended the maturity of the program through December 31, 2017, each effective January 1, 2017. In January 2018, the Boards of Directors of the Corporation and ESH REIT authorized an extension of the maturity date of the Paired Share repurchase program through December 31, 2018, each effective January 1, 2018. Repurchases may be made at management's discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of December 31, 2017, ESH REIT repurchased and retired approximately 13.0 million ESH REIT Class B common shares for approximately $76.4 million of which approximately 5.8 million ESH REIT Class B common shares were repurchased and retired from entities affiliated with the Sponsors.
Business
As of December 31, 2017, ESH REIT and its subsidiaries owned and leased 624 hotel properties in 44 U.S. states, consisting of approximately 68,600 rooms. As of December 31, 2016, ESH REIT and its subsidiaries owned and leased 626 hotel properties in 44 U.S. states, consisting of approximately 68,900 rooms, and three hotels in Canada, consisting of 500 rooms. The hotels are leased to wholly-owned subsidiaries of the Corporation (the "Operating Lessees").
In November 2017, ESH REIT executed a purchase and sale agreement to divest twenty-five Extended Stay America-branded hotels for approximately $112.1 million. The transaction closed in February 2018 (see Note 14).
In October 2016, ESH REIT executed a purchase and sale agreement to divest one Extended Stay America-branded hotel for approximately $44.8 million, subject to adjustment. Upon and subject to the completion of customary due diligence and the satisfaction or waiver of certain closing conditions, this transaction is currently expected to close in 2018 or 2019.
Basis of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”), and include the financial position, results of operations, comprehensive income, changes in equity and cash flows of ESH REIT and its consolidated subsidiaries. Changes in ownership interests in a consolidated subsidiary that do not result in a loss of control are accounted for as equity transactions. All intercompany accounts and transactions have been eliminated. With respect to the consolidated statements of cash flows, certain prior period amounts have been presented for comparability to current period presentation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates—The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management used significant estimates to determine the estimated useful lives of tangible assets as well as in the assessment of tangible and intangible assets for impairment, estimated liabilities for insurance reserves and the grant-date fair value of certain equity-based awards. Actual results could differ from those estimates.
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
Restricted Cash—Restricted cash consists of net sale proceeds from hotel sales held by qualified intermediaries pursuant to pending tax-free exchanges under Section 1031 of the Internal Revenue Code ("1031 exchanges").
Property and Equipment—Property and equipment additions are recorded at cost. Major improvements that extend the life or utility of property or equipment are capitalized and depreciated over a period equal to the shorter of the estimated useful life of the improvement or the remaining estimated useful life of the asset. Ordinary repairs and maintenance are charged to expense as incurred.

Depreciation and amortization are recorded on a straight-line basis over the following estimated useful lives:

Hotel buildings	7–49 years
Hotel building improvements	4–39 years
Hotel site improvements	3–20 years
Hotel furniture, fixtures and equipment	2–10 years
Management assesses the performance of long-lived assets for potential impairment quarterly, as well as when events or changes in circumstances indicate the carrying amount of an asset, or group of assets, may not be recoverable. Recoverability of property and equipment is measured by a comparison of the carrying amount of a group of hotel properties (groups of hotel properties align with hotels as they are grouped under ESH REIT’s leases) to the estimated future undiscounted cash flows expected to be generated by each group of hotel properties. Impairment is recognized when estimated future undiscounted cash flows, including proceeds from disposition, are less than the carrying value of each group of hotel properties. To the extent that a group of hotel properties is impaired, their excess carrying amount over their estimated fair value is recognized as an impairment charge and reduces income from operations. Fair value is determined based upon the discounted cash flows of a group of hotel properties, quoted market prices or independent appraisals, as considered necessary. ESH REIT recognized an impairment charge of approximately $15.0 million for the year ended December 31, 2017. No impairment charges were recorded for the years ended December 31, 2016 and 2015 (see Note 5). The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, then an impairment charge to reduce the carrying value of a group of hotel properties could occur in a future period in which conditions change.
Goodwill—Goodwill represents the excess purchase price over the fair value of net assets acquired. ESH REIT tests goodwill for impairment quarterly and more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ESH REIT has one operating segment, which is its reporting unit; therefore, management analyzes goodwill associated with all hotels when analyzing for potential impairment. ESH REIT first assesses qualitative factors to determine if it is not more likely than not that the fair value of its reporting unit is less than its carrying amount. No impairment charges related to goodwill were recognized during the years ended December 31, 2017, 2016 or 2015.
Assets Held For Sale—ESH REIT classifies assets as held for sale when management commits to a formal plan to sell the assets, actively seeks a buyer for the assets and the consummation of a sale is considered probable and is expected within one year. ESH REIT takes into consideration when determining whether the consummation of a sale is probable the following criteria: (i) whether a purchase and sale agreement has been executed, (ii) whether the buyer has a significant non-refundable deposit at risk and (iii) whether significant financing contingencies exist. Upon designating an asset as held for sale, ESH REIT stops recognizing depreciation expense and records the asset at the lower of its carrying value, including allocable goodwill, or its estimated fair value less estimated costs to sell. Any such adjustment in the carrying value is recognized as an impairment charge.
Discontinued Operations—ESH REIT defines discontinued operations as a component that represents a strategic shift that has (or will have) a major effect on ESH REIT’s operations and financial results, which would require separate presentation on the consolidated balance sheets and statements of operations.
Deferred Financing Costs—Costs incurred in obtaining financing are amortized over the terms of the related loans on a straight-line basis, which approximates the effective interest method. Deferred financing costs are presented in the accompanying consolidated balance sheets as a direct deduction of the carrying amount of the related debt liability, except those incurred under a revolving-debt arrangement which are presented as a component of other assets. Upon repayment, or in conjunction with a material change in the terms of the underlying debt agreement, remaining unamortized costs are included as a component of net interest expense. During the years ended December 31, 2017, 2016 and 2015, $0, approximately $20.0 million and $2.1 million, respectively, of unamortized deferred financing costs related to the prepayment of debt are included in net interest expense in the accompanying consolidated statements of operations. Amortization of deferred financing costs unrelated to the prepayment of debt, which is also included in net interest expense in the accompanying consolidated statements of operations, was approximately $5.7 million, $7.7 million and $9.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Revenue Recognition—ESH REIT’s sole source of revenues is rental revenue derived from leases with subsidiaries of the Corporation (the Operating Lessees). ESH REIT records rental revenues on a straight-line basis as they are earned during the lease terms. Rents receivable from Extended Stay America, Inc. on the accompanying consolidated balance sheets represent monthly rental amounts contractually due. Deferred rents receivable from Extended Stay America, Inc. on the accompanying consolidated balance sheets represent the cumulative difference between straight-line rental revenues recognized and rental revenues contractually due. This amount, approximately $24.4 million as of December 31, 2017, will gradually decrease through the remainder of the lease terms until it is zero at the end of the lease terms in October 2018. Lease rental payments received prior to rendering services are included in unearned rental revenues from Extended Stay America, Inc. on the accompanying consolidated balance sheets. Contingent rental revenues, specifically percentage rental revenues related to hotel revenues of the Operating Lessees, are recognized when such amounts are fixed and determinable (i.e., only when percentage rental revenue thresholds have been achieved).
Operating Leases—Rent expense, including ground rent, is recognized on a straight-line basis over the terms of the related leases.
Fair Value of Financial Instruments—U.S. GAAP establishes a three-level valuation hierarchy based upon observable and unobservable inputs for fair value measurement of financial instruments:
Level 1—Observable inputs, such as quoted prices in active markets at the measurement date for identical assets or liabilities
Level 2 —Significant inputs that are observable, directly or indirectly, such as other quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability
Level 3—Significant unobservable inputs for which there is little to no market data and for which ESH REIT makes its own assumptions about how market participants would price the asset or liability
Fair value is defined as the price that would be received when selling an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In instances where inputs used to measure fair value fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest-level input significant to the fair value measurement. ESH REIT’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
ESH REIT’s financial instruments consist of cash and cash equivalents, restricted cash, certain other assets (deposits), accounts payable and accrued liabilities, intercompany and term loans, senior notes and its revolving credit facility. The carrying values of cash and cash equivalents, restricted cash, certain other assets (deposits), accounts payable and accrued liabilities and ESH REIT’s revolving credit facility are representative of their fair values due to the short-term nature or frequent settlement of these instruments. The fair values of intercompany and term loans and senior notes are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on ESH REIT’s current intercompany and term loans and senior notes or from quoted market prices, when available (see Note 6).
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
Income Taxes—ESH REIT accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, ESH REIT determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. ESH REIT’s deferred tax rates are adjusted to reflect expected future distributions and the deduction allowed upon distribution.
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
ESH REIT has elected to be taxed as and expects to continue to qualify as a real estate investment trust (“REIT”) under provisions of the Internal Revenue Code, as amended (the "Code"). A REIT is a legal entity that holds real estate assets and is generally not subject to federal and state income taxes. In order to maintain qualification as a REIT, ESH REIT is required to distribute at least 90% of its taxable income, excluding capital gains, to its shareholders each year. In addition, ESH REIT must meet a number of complex organizational and operational requirements. If ESH REIT were to fail to qualify as a REIT in any taxable year, it would be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and generally would be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it lost its REIT qualification. Even in qualifying as a REIT, ESH REIT may be subject to state and local taxes in certain jurisdictions, and is subject to federal income and excise taxes on undistributed income.
In 2017 and 2016, ESH REIT distributed approximately 100% of its taxable income and, as a result, incurred minimal current federal income tax. In the future, ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. ESH REIT will incur federal and state income tax at statutory rates on its taxable income not distributed.
Foreign Currency—ESH REIT sold its three Extended Stay Canada-branded hotels in 2017. Prior to the completion of the sale, the financial statements of ESH REIT's Canadian subsidiaries and its investments therein were maintained in their functional currency, the Canadian dollar, and their revenues and expenses were translated into U.S. dollars using the average exchange rate for the period. The assets and liabilities of these subsidiaries were translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Due to the fact that ESH REIT's Canadian subsidiaries liquidated substantially all of their assets, their functional currency changed to the U.S. dollar and approximately $12.5 million of accumulated foreign currency translation loss was charged to the consolidated statement of operations during the year ended December 31, 2017. As of December 31, 2016, foreign currency translation losses, net of tax, of approximately $12.8 million were reflected in accumulated other comprehensive loss as a component of equity in the accompanying consolidated balance sheets. Foreign currency transaction (gains) losses of approximately $(0.5) million, $(1.2) million and $2.7 million are included in other non-operating (income) expense in the accompanying consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, respectively.
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

Equity-Based Compensation—ESH REIT maintains a Long-Term Incentive Plan (“LTIP”), as amended and restated in 2015, approved by its shareholders. Under the LTIP, ESH REIT may issue to eligible employees or directors restricted stock awards ("RSAs"), restricted stock units ("RSUs") or other equity-based awards, in respect of Paired Shares, with service, performance or market vesting conditions. ESH REIT classifies equity-based awards granted in exchange for employee or director services as either equity awards or as liability awards. The classification of an award either as an equity award or a liability award is generally based upon cash settlement options. Equity awards are measured based on their fair value on the date of grant. Liability awards are re-measured to fair value each reporting period. The value of all awards is recognized over the period during which an employee or director is required to provide services in exchange for the award; the requisite service period (usually the vesting period). No compensation expense is recognized for awards for which employees or directors do not render the requisite services. All awards are classified as equity awards.
Segments—ESH REIT’s hotel ownership business represents a single operating segment based on the way ESH REIT manages its business and operations. ESH REIT leases its hotel properties to similar classes of customers. The amounts of long-lived assets and revenues outside the U.S. are not significant for any period presented.
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
Statement of Cash Flows—In August and November 2016, the FASB issued accounting standards updates which provide additional clarity on the classification of specific events on the statement of cash flows. These events include debt prepayment and extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, distributions received from equity method investees, and beneficial interests in securitization transactions. These updates also require amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. These updates are effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, with early application permitted and should be applied using a retrospective transition method to each period presented. The adoption of these updates will require cash outflows related to debt prepayment and extinguishment costs to be classified as financing activities. For the years ended December 31, 2017, 2016 and 2015, debt prepayment and extinguishment costs included within net cash provided by operating activities totaled approximately $2.4 million, $4.0 million and $0.9 million, respectively. Additionally, the effect of the adoption of these updates on ESH REIT's consolidated statements of cash flows will be to include restricted cash in the beginning and end of period balances of cash, restricted cash and cash equivalents. The change in restricted cash is currently included in investing activities in the consolidated statements of cash flows.
Compensation—Stock Compensation—In March 2016, the FASB issued an accounting standards update which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, and certain classifications on the statement of cash flows. ESH REIT adopted this update on January 1, 2017 using a prospective transition method. The adoption of this update did not have a material effect on ESH REIT's consolidated financial statements.
In May 2017, the FASB issued an accounting standards update that provides guidance about which changes to the terms or conditions of a share-based payment award requires an entity to apply modification accounting. This update will be effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted and should be applied prospectively to awards modified on or after the adoption date. ESH REIT adopted this update on January 1, 2018 using a prospective transition method. The adoption of this update did not have a material effect on ESH REIT's consolidated financial statements.
Derivatives and Hedging—In August 2017, the FASB issued an accounting standards update which changes the designation and measurement guidance for qualifying hedging relationships and the presentation of hedging results. This update expands and refines hedge accounting and aligns recognition and presentation of its effects within the financial statements. This update is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and will require a cumulative-effect adjustment to the balance of retained earnings as of the beginning of the fiscal year that an entity adopts this update. ESH REIT adopted this update on January 1, 2018 and recorded a cumulative-effect adjustment to reclassify a previously recorded loss of approximately $0.7 million from retained earnings to accumulated other comprehensive income. In addition to the cumulative-effect adjustment, expected impacts of adoption include, on a prospective basis, the elimination of hedge ineffectiveness related to designated interest rate swaps, the presentation of all interest rate hedge related items that impact earnings in the interest expense line item in the consolidated statements of operations and an election to perform qualitative assessments of hedge effectiveness.
In March 2016, the FASB issued accounting standards updates to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts and to clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ESH REIT adopted these updates on January 1, 2017. The adoption of these updates did not have a material effect on ESH REIT's consolidated financial statements.
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
As of December 31, 2017, using its incremental borrowing rate with respect to the future minimum lease payments under its operating leases (ground leases), ESH REIT has estimated that the lease liability would have been between approximately $7.5 million and $11.5 million and the right of use asset would have been between approximately $1.0 million and $5.0 million, which includes adjustments for accrued lease payments, above market lease liabilities and lease incentives.
The recording of a lease obligation may increase total indebtedness for purposes of financial covenants within certain of ESH REIT’s existing debt agreements; however, ESH REIT does not expect this increase to cause instances of non-compliance with any of these covenants. ESH REIT currently does not expect the adoption of this update to have a material effect on its consolidated statements of operations or cash flows. ESH REIT expects to elect the optional practical expedients which relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The election to apply these practical expedients will, in effect, mean ESH REIT will continue to account for leases that commenced before the effective date in accordance with previous U.S. GAAP unless the lease is modified, except that ESH REIT will recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous U.S. GAAP.

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
The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows (in thousands, except per share data):

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Numerator:
Net income	$214,984	$212,207	$378,184
Less preferred dividends	(16)	(16)	(16)
Net income available to ESH Hospitality, Inc. common shareholders	$214,968	$212,191	$378,168
Class A:
Net income available to ESH Hospitality, Inc. Class A common shareholders - basic	$121,627	$118,787	$208,202
Less amounts available to ESH Hospitality, Inc. Class B shareholders assuming conversion	(392)	(43)	(152)
Net income available to ESH Hospitality, Inc. Class A common shareholders - diluted	$121,235	$118,744	$208,050
Class B:
Net income available to ESH Hospitality, Inc. Class B common shareholders - basic	$93,341	$93,404	$169,966
Amounts available to ESH Hospitality, Inc. Class B shareholders assuming conversion	—	43	152
Net income available to ESH Hospitality, Inc. Class B common shareholders - diluted	$93,341	$93,447	$170,118
Denominator:
Class A:
Weighted-average number of ESH Hospitality, Inc. Class A common shares outstanding - basic and diluted	250,494	250,494	250,451
Class B:
Weighted-average number of ESH Hospitality, Inc. Class B common shares outstanding - basic	193,101	200,572	204,211
Dilutive securities	—	164	356
Weighted-average number of ESH Hospitality, Inc. Class B common shares outstanding - diluted	193,101	200,736	204,567
Net income per ESH Hospitality, Inc. common share - Class A - basic	$0.49	$0.47	$0.83
Net income per ESH Hospitality, Inc. common share - Class A - diluted	$0.48	$0.47	$0.83
Net income per ESH Hospitality, Inc. common share - Class B - basic	$0.48	$0.47	$0.83
Net income per ESH Hospitality, Inc. common share - Class B - diluted	$0.48	$0.47	$0.83
Anti-dilutive securities excluded from net income per common share - Class B - diluted	569	—	—

4.	HOTEL DISPOSITIONS
2017 Disposition of Extended Stay Canada-Branded Hotels—In 2017, ESH REIT sold its three Extended Stay Canada-branded hotels for gross proceeds of 67.4 million Canadian dollars, or approximately $49.0 million. ESH REIT's carrying value of the hotels, including net working capital and allocable goodwill, net of an impairment charge recorded prior to the sale, was approximately 51.2 million Canadian dollars, or approximately $37.3 million, prior to the evaluation of existing accumulated foreign currency translation loss. Due to the fact that ESH REIT’s Canadian subsidiary liquidated substantially all of its assets, approximately $12.5 million of accumulated foreign current translation loss was recognized at the time of sale. This charge offset the Canadian subsidiary’s gain on sale, which resulted in a loss on sale of approximately $1.5 million, net of closing costs and adjustments, which is reported in gain on sale of hotel properties, net during the year ended December 31, 2017 in the accompanying consolidated statements of operations.

2017 Additional Dispositions—In 2017, ESH REIT sold two additional hotels for gross proceeds of $21.4 million. The carrying value of these hotels, including net working capital and allocable goodwill, was approximately $11.0 million, resulting in a gain on sale of approximately $10.1 million, net of closing costs and adjustments, which is reported in gain on sale of hotel properties, net during the year ended December 31, 2017 in the accompanying consolidated statements of operations.
2015 Dispositions of Crossland Economy Studios-Branded and Extended Stay America-Branded Hotels—In 2015, the Company sold 53 hotel properties, 47 of which operated under the Crossland Economy Studios brand and six of which operated under the Extended Stay America brand for gross proceeds of $273.0 million. The carrying value of the hotel portfolio, including net working capital and allocable goodwill, was approximately $148.4 million, resulting in a gain on sale, net of closing costs and adjustments, of approximately $116.6 million, which is reported in gain on sale of hotel properties during the year ended December 31, 2015 in the accompanying consolidated statements of operations.
None of the above dispositions were reported as discontinued operations. The table below summarizes hotel dispositions for the years ended December 31, 2017, 2016 and 2015 (in thousands, except number of hotels and number of rooms):

Year (1)	Brand	Location	Month Sold	Number of Hotels	Number of Rooms	Net Proceeds		Gain (Loss) Recognized
2017	Extended Stay Canada	Canada	May	3	500	$43,551		$(1,507)	(2)
2017	Other	Massachusetts	May	1	103	$5,092		$(1,767)
2017	Extended Stay America	Colorado	December	1	160	$15,985	(3)	$11,836
2015	Crossland Economy Studios and Extended Stay America	Multiple	December	53	6,617	$265,002		$116,616
_________________________________

(1)	No hotels were sold during the year ended December 31, 2016.

(2)
Due to the fact that ESH REIT’s Canadian subsidiary liquidated substantially all of its assets, approximately $12.5 million of accumulated foreign currency translation loss was recognized at the time of sale. An impairment charge of approximately $15.0 million was recorded prior to sale.

(3)	Net sale proceeds held by qualified intermediary pursuant to pending 1031 exchanges.
During the years ended December 31, 2017, 2016 and 2015, these disposed hotel properties contributed rental revenues, total operating expenses and (loss) income before income tax expense as follows (in thousands):

	Year Ended December 31, 2017		Year Ended December 31, 2016	Year Ended December 31, 2015
Rental revenues from Extended Stay America, Inc.	$2,657		$7,780	$50,236
Total operating expenses	15,916		2,884	15,376
(Loss) income before income tax expense	(12,946)	(1)	5,229	26,802	(2)
_________________________________

(1)	Includes impairment charge of approximately $15.0 million.

(2)	Includes interest expense related to ESH REIT's previous mortgage loan repaid in conjunction with the sale.

5.    PROPERTY AND EQUIPMENT
Net investment in property and equipment as of December 31, 2017 and 2016, consists of the following (in thousands):

	December 31, 2017	December 31, 2016
Hotel properties:
Land and site improvements	$1,289,152	$1,304,503
Construction in process	2,453	—
Building and improvements	2,970,404	2,960,158
Furniture, fixtures and equipment	655,120	607,682
Total hotel properties	4,917,129	4,872,343
Undeveloped land parcel	1,675	1,675
Total cost	4,918,804	4,874,018
Less accumulated depreciation	(1,143,164)	(959,449)
Property and equipment - net	$3,775,640	$3,914,569
During the years ended December 31, 2017, 2016 and 2015, ESH REIT, using Level 3 unobservable inputs and, in certain instances Level 2 observable inputs, assessed property and equipment for potential impairment. ESH REIT recognized impairment charges of approximately $15.0 million for the year ended December 31, 2017 related to the Extended Stay Canada-branded hotels that were sold. No impairment charges were recognized during the years ended December 31, 2016 or 2015. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of revenues, expenses and hotel related cash flows based on assumed long-term growth rates, demand trends, expected future capital expenditures and estimated discount rates. These assumptions are based on ESH REIT’s historical data and experience, budgets, industry projections and micro and macro general economic condition projections.

6.	DEBT
During the years ended December 31, 2017 and 2016, the following debt transactions occurred (in thousands):

	December 31, 2017	December 31, 2016
Debt, net of deferred financing costs and debt discount(s) - beginning of year	$2,635,274	$2,762,388
Additions:
Proceeds from term loan facilities, net of debt discount	—	1,293,500
Proceeds from senior notes payable, net of debt discount	—	788,000
Proceeds from loan payable to Extended Stay America, Inc.	—	75,000
Proceeds from revolving credit facility	105,000	70,000
Amortization and write-off of deferred financing costs and debt discount (1)	7,437	29,091
Deductions:
Payments on mortgage loan	—	(1,931,157)
Payments on term loan facilities	(12,943)	(369,713)	(2)
Payments on loan payable to Extended Stay America, Inc.	(50,000)	(25,000)
Payments on revolving credit facility	(150,000)	(25,000)
Payments of deferred financing costs (1)	—	(31,835)
Debt, net of deferred financing costs and debt discount(s) - end of year	$2,534,768	$2,635,274
______________________

(1)	Excludes amortization and payments of deferred financing costs related to the revolving credit facility.

(2)	Includes principal payment of $3.25 million made in January 2017, included in accounts payable and accrued liabilities as of December 31, 2016.
ESH REIT’s outstanding debt, net of unamortized debt discounts, and unamortized deferred financing costs as of December 31, 2017 and 2016, consists of the following (in thousands):

			Carrying Amount			Unamortized Deferred Financing Costs					Interest Rate
Loan	Stated Amount(1)		December 31, 2017		December 31, 2016	December 31, 2017		December 31, 2016		Stated Interest Rate	December 31, 2017		December 31, 2016	Maturity Date
Term loan facilities
2016 Term Facility	1,300,000	(2)	1,278,545	(3)	1,290,560	13,433		15,804		LIBOR(4) + 2.25%(5)	3.69%	(5)	3.75%	8/30/2023	(7)
Senior notes
2025 Notes	1,300,000		1,290,356	(6)	1,289,041	20,700		23,523		5.25%	5.25%		5.25%	5/1/2025
Revolving credit facilities (9)
2016 Revolving Credit Facility	350,000		—		45,000	2,020	(8)	2,570	(8)	LIBOR + 2.75%	N/A		3.33%	8/30/2021
Unsecured Intercompany Facility
Unsecured Intercompany Facility	75,000	(9)	—		50,000	—		—		5.00%	5.00%		5.00%	8/30/2023
Total			$2,568,901		$2,674,601	$36,153		$41,897
______________________

(1)	Amortization is interest only, except for the 2016 Term Facility (as defined below) which amortizes in equal quarterly installments of $3.22 million. See (7) below.

(2)
ESH REIT is able to increase its borrowings under the 2016 ESH REIT Credit Facilities (as defined below) by an amount of up to $600.0 million, plus additional amounts, in each case subject to certain conditions.

(3)	The 2016 Term Facility is presented net of an unamortized debt discount of approximately $5.3 million and $6.2 million as of December 31, 2017 and 2016, respectively.

(4)	As of December 31, 2016, the stated interest rate of the 2016 Term Facility was LIBOR + 3.00% and included a LIBOR floor of 0.75%.

(5)	$400.0 million of the 2016 Term Facility is subject to an interest rate swap at a fixed rate of 1.175% (see Note 7).

(6)	The 2025 Notes (as defined below) are presented net of an unamortized debt discount of approximately $9.6 million and $11.0 million as of December 31, 2017 and 2016, respectively.

(7)
In addition to scheduled amortization noted in (1) above, subject to certain exceptions, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required under the 2016 Term Facility commencing with the year ending December 31, 2017. Annual mandatory prepayments for the year ending December 31, 2017 and each year thereafter are due during the first quarter of the following year. No mandatory prepayments are required in the first quarter of 2018 based on ESH REIT's Excess Cash Flow for the year ended December 31, 2017.

(8)	Unamortized deferred financing costs related to the revolving credit facility are included in other assets in the accompanying consolidated balance sheets.

(9)
As of December 31, 2017, no amounts were outstanding under the Unsecured Intercompany Facility. ESH REIT is able to increase its borrowings under the Unsecured Intercompany Facility to an amount of up to $300.0 million, plus additional amounts, in each case subject to certain conditions (see Note 11).

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

The 2016 ESH REIT Credit Facilities contain a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends and distributions, make certain investments and other restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, sell assets or merge, consolidate or transfer all or substantially all of their assets. The 2016 ESH REIT Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases and management agreements. If an event of default occurs, the administrative agent is entitled to take various actions, including the acceleration of amounts due under the 2016 ESH REIT Credit Facilities and additional actions that a secured creditor is permitted to take following a default. As of December 31, 2017, ESH REIT was in compliance with all covenants under the 2016 ESH REIT Credit Facilities.
2016 Term Facility—In November 2017, ESH REIT entered into a second amendment to the ESH REIT 2016 Term Facility, as amended (such amendment, the “Second Repricing Amendment”). The ESH REIT 2016 Term Facility, as amended, bears interest at a rate equal to (i) LIBOR plus 2.00% for any period during which ESH REIT maintains a public corporate family rating better than or equal to BB- (with a stable or better outlook) from S&P and Ba3 (with a stable or better outlook) from Moody’s (a “Level 1 Period”) or LIBOR plus 2.25% for any period other than a Level 1 Period; or (ii) a base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50% or (C) the one-month adjusted LIBOR rate plus 1.00%) plus 1.00% during a Level 1 Period or 1.25% for any period other than a Level 1 Period. The ESH REIT 2016 Term Facility amortizes in equal quarterly installments in annual amounts of 1.0% of the principal amount outstanding as of the Second Repricing Amendment, or approximately $12.9 million, with the remaining balance payable at maturity. In addition to scheduled amortization, subject to certain exceptions, mandatory prepayments of up to 50.0% of annual Excess Cash Flow, as defined, may be required based on ESH REIT's Consolidated Leverage Ratio, each as defined. Annual mandatory prepayments are due during the first quarter of the following year. No mandatory prepayments are required in the first quarter of 2018 based on ESH REIT's Excess Cash Flow for the year ended December 31, 2017. The ESH REIT 2016 Term Facility matures on August 30, 2023.
ESH REIT has the option to voluntarily prepay outstanding loans under the 2016 Term Facility at any time upon three business days’ prior written notice for LIBOR loans or on one business day’s prior written notice for base rate loans. In addition to customary "breakage" costs with respect to LIBOR loans, amounts refinanced, substituted or replaced by indebtedness which has a lower all-in yield than the all-in yield under the 2016 Term Facility on or prior to May 21, 2018 (other than as a result of a transformative transaction) are subject to a prepayment penalty equal to 1.00% of the aggregate principal amount refinanced, substituted or replaced. Prepayments made after May 21, 2018 are not subject to a prepayment penalty.

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

In addition to paying interest on outstanding principal, ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the amount outstanding under the facility. ESH REIT is also required to pay customary letter of credit fees and agency fees. As of December 31, 2017, ESH REIT had no letters of credit outstanding under the facility, an outstanding balance of $0.0 million and available borrowing capacity of $350.0 million.

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
The Indenture contains a number of customary covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, create certain liens, pay dividends or distributions, make certain investments and other restricted payments, enter into affiliate transactions, sell assets or merge, consolidate or transfer all or substantially all of their assets. The Indenture also contains certain customary events of default, including, but not limited to, cross-defaults to certain other indebtedness. If an event of default occurs, the holders of the Notes and the Trustee are entitled to take various actions, including declaring the 2025 Notes immediately due and payable. As of December 31, 2017, ESH REIT was in compliance with all covenants set forth in the Indenture.
Unsecured Intercompany Facility
On August 30, 2016, ESH REIT, as borrower, and the Corporation, as lender, entered into an unsecured intercompany credit facility (the "Unsecured Intercompany Facility"), under which ESH REIT borrowed $75.0 million from the Corporation upon the facility's closing. As of December 31, 2017 and 2016, the amount outstanding under the facility totaled $0 and $50.0 million, respectively. Subject to certain conditions, the principal amount of the Unsecured Intercompany Facility may be increased up to an amount that shall not exceed the greater of (i) $300.0 million and (ii) an unlimited amount so long as the incremental loan-to-value ratio, determined on a pro-forma basis as of the last day of the most recently ended test period, as if any incremental loans available under such incremental commitments had been outstanding on the last day of such period, and, in each case, without netting the cash proceeds of any such incremental loans, does not exceed 5.0%. Loans under the facility bear interest at 5.00% per annum. There is no scheduled amortization under the facility and the facility matures on August 30, 2023. ESH REIT has the option to voluntarily prepay outstanding loans at any time upon one business day’s prior written notice.

The Unsecured Intercompany Facility contains a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends or distributions, make certain investments and other restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, sell assets or merge, consolidate or transfer all or substantially all of their assets. The facility contains certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases and management agreements. If an event of default occurs, the Corporation is entitled to take various actions, including the acceleration of amounts due under the facility and all other actions that a creditor is permitted to take following a default. As of December 31, 2017, ESH REIT was in compliance with all covenants under the Unsecured Intercompany Facility.
Interest Expense— The components of net interest expense for the years ended December 31, 2017, 2016 and 2015, are as follows (in thousands):

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Contractual interest	$119,819	$127,215	$121,715
Amortization of deferred financing costs and debt discount	7,988	9,124	9,408
Debt extinguishment and other costs	3,136	27,196	3,890
Interest income	(20)	(92)	(233)
Total	$130,923	$163,443	$134,780
Future Maturities of Debt—The future maturities of debt as of December 31, 2017, are as follows (in thousands):

Years Ending December 31,
2018	$12,870
2019	12,870
2020	12,870
2021	12,870
2022	12,870
Thereafter	2,519,457	(1)
Total	$2,583,807
______________________

(1)
Under the 2016 Term Facility, mandatory annual prepayments of up to 50% of Excess Cash Flow, as defined, may be required commencing with the year ending December 31, 2017. Annual mandatory prepayments for the year ending December 31, 2017 and each year thereafter, are due during the first quarter of the following year.

Fair Value of Debt—As of December 31, 2017 and 2016, the estimated fair value of ESH REIT’s debt was approximately $2.6 billion and $2.7 billion, respectively. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on ESH REIT’s debt (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available.
7. DERIVATIVE INSTRUMENTS
In September 2016, ESH REIT entered into a floating-to-fixed interest rate swap at a fixed rate of 1.175% and a floating rate of one-month LIBOR, subject to a LIBOR floor of 0.75%, to manage its exposure to interest rate risk on a portion of the 2016 Term Facility. In February 2017, ESH REIT executed an amendment to its swap agreement, the impact of which was to remove the LIBOR floor on floating rate cash flows. The notional amount of the interest rate swap as of December 31, 2017 was $400.0 million. On March 30, 2018, the notional amount decreases to $350.0 million, and the notional amount continues to decrease by an additional $50.0 million every six months until the swap's maturity in September 2021.
From inception through the February 2017 amendment to ESH REIT's swap agreement, the swap was designated as an effective cash flow hedge and changes in fair value were recognized through accumulated other comprehensive income. Concurrent with the February 2017 swap amendment and through April 2017, the swap's designation as a cash flow hedge was reversed and changes in fair value were recognized in earnings and are included in the line item other non-operating income (expense) on the accompanying consolidated statements of operations. In April 2017, ESH REIT re-designated the swap as an effective cash flow hedge. Subsequent to April 2017, the effective portion of changes in fair value are recognized through accumulated other comprehensive income and the ineffective portion of changes in fair value are recognized in other non-

operating income (expense) on the accompanying consolidated statements of operations. Prior changes recognized through accumulated other comprehensive income are amortized over the remaining life of the swap through earnings and are included in the line item other non-operating income (expense) on the accompanying consolidated statements of operations. As of December 31, 2017, approximately $1.3 million is expected to be recognized through earnings over the following twelve months.
On January 1, 2018, ESH REIT adopted ASU 2017-12 which changes the designation and measurement guidance for qualifying hedging relationships and the presentation of hedging results, and as a result recorded a cumulative-effect adjustment to reclassify a previously recorded loss of approximately $0.7 million from retained earnings to accumulated other comprehensive income. Consistent with the adoption of the ASU, ESH REIT will have the ability to, and plans to, elect to perform qualitative assessments of hedge effectiveness. Additionally, on a prospective basis, all changes in the fair value of the swap expect to be recognized through accumulated other comprehensive income and all interest rate hedge related items that impact earnings will be presented in the interest expense line item in the consolidated statements of operations.
The table below presents the amounts and classification on ESH REIT's financial statements related to the interest rate swap (in thousands):

	Other Assets	Accumulated other comprehensive income, net of tax		Other non-operating expense (income)		Interest Expense
As of December 31, 2017	$6,387	$7,038	(1)
As of December 31, 2016	$4,990	$4,975
For the year ended December 31, 2017				314	(2)	(707)
For the year ended December 31, 2016				—		(183)
_______________________________

(1)
Changes during the year ended December 31, 2017 on a pre-tax basis consisted of changes in fair value of $1.4 million (effective portion) and amortization of accumulated other comprehensive income prior to de-designation of $0.7 million.

(2)	Consists of amortization of accumulated other comprehensive income prior to de-designation of $0.7 million and removal of the LIBOR floor of approximately $(0.3) million.

8.	INCOME TAXES
Income before income tax expense for the years ended December 31, 2017, 2016 and 2015 consists of the following (in thousands):

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
U.S.	$231,093	$207,896	$386,656
Canada	(14,880)	4,362	47
Total	$216,213	$212,258	$386,703
The components of income tax expense for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Federal (including foreign):
Current	$4,792	$1,195	$1,336
Deferred	(3,377)	549	6,059
State:
Current	170	(1,715)	1,107
Deferred	(356)	22	17
Total	$1,229	$51	$8,519

The differences between income tax expense at the effective tax rate and the statutory U.S. federal income tax rate for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
Tax at statutory rate	$75,675	35.0%	$74,290	35.0%	$135,346	35.0%
State income tax	(272)	(0.1)	(1,834)	(0.9)	1,160	0.3
Foreign income tax rate differential	(5,149)	(2.4)	1,872	0.9	4	—
Nondeductible (nontaxable):
ESH REIT income	(71,304)	(33.0)	(73,581)	(34.6)	(128,354)	(33.2)
Change in expected distribution policy	—	—	(2,243)	(1.0)	—	—
Other permanent differences	1,925	0.9	(602)	(0.3)	(68)	—
Other - net	354	0.2	2,149	1.0	431	0.1
Income tax expense (benefit) - net	$1,229	0.6%	$51	0.1%	$8,519	2.2%
The significant components of deferred tax assets and deferred tax liabilities as of December 31, 2017 and 2016, consist of the following (in thousands):

	December 31, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carryforwards	$775	$696
Other	2	347
Total deferred tax assets:	777	1,043
Valuation allowance	(775)	(696)
Net deferred tax assets:	2	347
Deferred tax liabilities:
Depreciable property	(24)	(3,387)
Other	(26)	(152)
Total net deferred tax liabilities:	$(48)	$(3,192)
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
ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. Accordingly, ESH REIT expects to distribute approximately 100% of its taxable income for the foreseeable future. However, as of December 31, 2015, the expectation was to distribute approximately 95% of ESH REIT’s taxable income. As a result of this change, during the year ended December 31, 2016, the ESH REIT recognized a benefit of approximately $2.3 million with respect to the reversal of net deferred tax liabilities recorded as of December 31, 2015, which represented the previously estimated 5% of taxable income to be retained by ESH REIT under its prior distribution policy.
In 2017 and 2016, ESH REIT recognized a dividends paid deduction for 100% of its taxable income, incurring no federal income tax and minimal state and local income taxes. As discussed in Note 4, during 2017 ESH REIT disposed of substantially all of its Canadian assets. The disposition resulted in a gain for tax purposes and, as a result, ESH REIT incurred approximately $4.5 million of current period income tax. In 2015, ESH REIT distributed approximately 95% of its taxable income and utilized its federal net operating loss carryforward of approximately $18.6 million. As a result, in 2015, ESH REIT incurred minimal current federal income tax in the form of alternative minimum tax.

ESH REIT had taxable income prior to distributions of approximately $231.6 million, $210.2 million and $369.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. In 2017, ESH REIT made approximately $235.1 million in cash distributions to its shareholders, all of which were considered ordinary taxable income. ESH REIT's 2017 cash distributions included approximately $6.2 million previously deducted in 2016 to fully offset its 2016 taxable income. In 2016, ESH REIT made approximately $280.9 million in cash distributions to its shareholders, all of which were considered ordinary taxable income. The 2016 cash distribution amount included a special distribution of approximately $86.5 million paid in January 2016. Approximately $77.1 million of the special distribution was deductible in 2015; the remaining $9.4 million was deductible in 2016. In 2015, ESH REIT made approximately $273.1 million in distributions to its shareholders, of which approximately $113.0 million were considered capital gain and approximately $160.1 million were considered ordinary taxable income.
As of December 31, 2017, the book basis of ESH REIT’s property and equipment was approximately $60.4 million greater than the tax basis.
ESH REIT evaluates its open tax positions using the criteria established by ASC 740, Income Taxes. ESH REIT has concluded that it has not taken any tax positions that are not more likely than not to be sustained upon examination and has therefore not recorded any reserves for uncertain tax positions. ESH REIT’s federal income tax returns for the years 2014 to present are subject to examination by the Internal Revenue Service and other tax returns for the years 2013 to present are subject to examination by other taxing authorities.

9.	QUARTERLY RESULTS (Unaudited)
Quarterly financial data for the years ended December 31, 2017 and 2016 is as follows (in thousands, except per share data):

	Three Months Ended March 31,				Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2017		2016		2017 (1)	2016	2017	2016	2017 (2)	2016
Rental revenues from Extended Stay America, Inc.	$116,294		$116,242		$115,589	$116,492	$143,407	$153,139	$308,210	$308,402
Income from operations	16,054		36,797		28,946	36,336	60,589	72,760	241,320	228,563
Net (loss) income	(16,116)		(5,130)		(4,724)	1,471	28,486	23,652	207,338	192,214
Net (loss) income per common share - Class A - basic(3)	$(0.04)		$(0.01)		$(0.01)	$0.00	$0.06	$0.05	$0.47	$0.43
Net (loss) income per common share - Class A - diluted(3)	$(0.04)		$(0.01)		$(0.01)	$0.00	$0.06	$0.05	$0.47	$0.43
Net (loss) income per common share - Class B - basic(3)	$(0.04)		$(0.01)		$(0.01)	$0.00	$0.06	$0.05	$0.47	$0.43
Net (loss) income per common share - Class B - diluted(3)	$(0.04)	(4)	$(0.01)	(4)	$(0.01)	$0.00	$0.06	$0.05	$0.47	$0.43
_______________________

(1)	Includes loss on sale of four hotel properties of approximately $(3.3) million as discussed in Note 4.

(2)	Includes gain on sale of one hotel property of approximately $11.9 million as discussed in Note 4.

(3)	The sum of the four quarters may differ from the annual amount due to rounding.

(4)	Excludes approximately 0.3 million and 0.1 million anti-dilutive securities, respectively.

10.	EQUITY
ESH REIT has authorized 4,300.0 million shares of Class A common stock, par value $0.01 per share, of which approximately 250.5 million shares were issued and outstanding as of December 31, 2017 and 2016. All issued and outstanding shares of ESH REIT Class A common stock were held by the Corporation as of December 31, 2017 and 2016. ESH REIT has authorized 7,800.0 million shares of Class B common stock, par value $0.01 per share, of which approximately 192.1 million and 195.4 million shares were issued and outstanding as of December 31, 2017 and 2016, respectively. Each share of ESH REIT’s outstanding Class B common stock is attached to and trades as a single unit with one share of the Corporation’s common stock.
ESH REIT has authorized 350.0 million shares of preferred stock, par value $0.01 per share, of which no shares were issued or outstanding as of December 31, 2017 and 2016. Additionally, ESH REIT has authorized 125 shares of preferred stock, no par value, all of which were issued and outstanding as of December 31, 2017 and 2016. The outstanding ESH REIT preferred stock pays dividends at a rate of 12.5% per year. With respect to dividends and distributions upon ESH REIT’s liquidation, winding-up or dissolution, the 12.5% preferred stock ranks senior to the ESH REIT Class A and Class B common stock. The liquidation preference of the 12.5% preferred stock is $1,000 per share plus any accumulated unpaid dividends. Shares of 12.5% preferred stock may be redeemed, in whole or in part, at any time for a per share amount equal to the liquidation preference plus all accumulated unpaid dividends.
ESH REIT paid cash distributions totaling approximately $235.6 million (of which approximately $132.8 million was paid to the Corporation), $281.4 million (of which approximately $155.3 million was paid to the Corporation) and $273.1 million (of which approximately $150.3 million was paid to the Corporation) during the years ended December 31, 2017, 2016 and 2015, respectively.
As discussed in Note 1, in December 2015, the Board of Directors of ESH REIT, together with the Board of Directors of the Corporation, authorized a combined Paired Share repurchase program for up to $100 million of Paired Shares. In February 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $100 million to up to $200 million of Paired Shares. In December 2016, the Boards of Directors of the Corporation and ESH REIT authorized an increase of the combined Paired Share repurchase program from up to $200 million to up to $300 million of Paired Shares and extended the maturity of the Paired Share repurchase program through December 31, 2017, each effective January 1, 2017. In January 2018, the Boards of Directors of the Corporation and ESH REIT authorized an extension of the maturity date of the Paired Share repurchase program through December 31, 2018, each effective January 1, 2018. Repurchases may be made at management's discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of December 31, 2017, ESH REIT repurchased and retired approximately 13.0 million ESH REIT Class B common shares for approximately $76.4 million, of which approximately 5.8 million ESH REIT Class B common shares were repurchased and retired from the entities associated with the Sponsors.
ESH REIT records distributions in excess of retained earnings as a reduction to additional paid in capital. As of December 31, 2017, ESH REIT had cumulative earnings in excess of declared distributions of approximately $10.8 million.

11.	RELATED PARTY TRANSACTIONS
Revenues and Overhead Expenses
Leases and Rental Revenues—For the period from May 1, 2017 through December 31, 2017, ESH REIT's revenues were derived from three leases. Prior to the sale of its Extended Stay Canada-branded hotels in May 2017, ESH REIT’s revenues were derived from four leases. The counterparty to each lease agreement is a subsidiary of the Corporation. Fixed rental revenues are recognized on a straight-line basis. For the years ended December 31, 2017, 2016 and 2015, ESH REIT recognized fixed rental revenues of approximately $461.2 million, $465.2 million and $490.8 million, respectively. ESH REIT recognized approximately $222.3 million, $229.1 million and $228.8 million of percentage rental revenues for the years ended December 31, 2017, 2016 and 2015, respectively.
Each lease agreement, which had an original term that expires in October 2018, is subject to an automatic five-year renewal term that expires in October 2023. Upon renewal, minimum and/or percentage rents may be adjusted and are expected to continue to reflect arms-length terms. Future fixed rental payments to be received under current remaining noncancelable lease terms are as follows (in thousands):

Years Ending December 31,
2018	$487,773
2019	502,406
2020	517,478
2021	533,003
2022	548,993
Thereafter	471,219
Total	$3,060,872
Overhead Expenses—ESA Management LLC, a wholly-owned subsidiary of the Corporation, incurs costs under a services agreement with the Corporation and ESH REIT for certain overhead services performed on the entities' behalf. The services relate to executive management, accounting, financial analysis, training and technology. For the years ended December 31, 2017, 2016 and 2015, ESH REIT incurred approximately $8.5 million, $8.8 million and $9.5 million, respectively, related to this agreement, which is included in general and administrative expenses in the accompanying consolidated statements of operations. The expenses ESH REIT incurred under this services agreement include expenses related to applicable employees that participate in the Corporation’s long-term incentive plan (as described in Note 13). Such charges were approximately $1.1 million, $1.9 million and $1.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Debt and Equity Transactions
Share Repurchases—During the year ended December 31, 2017, ESH REIT repurchased and retired approximately 2.0 million Class B common shares from the Selling Stockholders for approximately $12.2 million. These shares were purchased in connection with the secondary offerings consummated during the year ended December 31, 2017 and pursuant to, and counted toward, the combined Paired Share repurchase program (see Notes 1 and 10).

During the year ended December 31, 2016, ESH REIT repurchased and retired approximately 3.85 million Class B common shares from the Selling Stockholders for approximately $21.6 million. These shares were purchased in connection with the secondary offerings consummated during the year ended December 31, 2016 and pursuant to, and counted toward, the combined Paired Share repurchase program (see Notes 1 and 10).
Senior Notes Due 2025—In March 2016, in connection with ESH REIT's $800.0 million issuance of its 2025 Notes discussed in Note 6, an affiliate of one of the Sponsors acted as an initial purchaser and purchased and resold $24.0 million of the 2025 Notes. As such, the affiliate of one of the Sponsors earned approximately $0.4 million in fees related to the transaction during the year ended December 31, 2016.
Unsecured Intercompany Facility—As of December 31, 2017 and 2016, the outstanding balance owed by ESH REIT to the Corporation under the Unsecured Intercompany Facility was $0 and $50.0 million, respectively. ESH REIT is able to increase its borrowings under the Unsecured Intercompany Facility to an amount of up to $300.0 million, plus additional amounts, in each case, subject to certain conditions (see Note 6). During the years ended December 31, 2017 and 2016, ESH REIT incurred approximately $2.4 million and $1.3 million, respectively, in interest expense related to the Unsecured Intercompany Facility.
Distributions—The Corporation owns all of the Class A common stock of ESH REIT, which represents approximately 57% of the outstanding shares of common stock of ESH REIT. During the years ended December 31, 2017, 2016 and 2015, ESH REIT paid distributions of approximately $132.8 million, $155.3 million (of which $47.6 million had been declared as of December 31, 2015) and $150.3 million, respectively, to the Corporation in respect of the Class A common stock of ESH REIT.
Issuance of Common Stock—During the year ended December 31, 2017, ESH REIT issued and was compensated approximately $1.9 million for approximately 309,000 shares of Class B common stock, each of which was attached to a share of Corporation common stock to form a Paired Share, used to settle vested restricted stock units. During the year ended December 31, 2016, ESH REIT issued and was compensated approximately $1.3 million for approximately 224,000 shares of Class B common stock, each of which was attached to a share of Corporation common stock to form a Paired Share, used to settle vested restricted stock units. During the year ended December 31, 2015, ESH REIT issued and was compensated approximately $0.7 million for approximately 97,000 shares of Class B common stock, each of which was attached to a share of Corporation common stock to form a Paired Share, used to settle vested restricted stock units.
As of December 31, 2017, approximately 232,000 RSUs issued by the Corporation have vested but have not been settled, for which ESH REIT has recognized a receivable of approximately $1.4 million, which is included as a component of due to Extended Stay America, Inc., net on the accompanying consolidated balance sheet. In March 2018, in accordance with the awards’ settlement provisions, ESH REIT expects to issue and be compensated for the issuance of the corresponding shares of Class B common stock, each of which will be attached to a share of common stock of the Corporation to form a Paired Share.
As of December 31, 2016, approximately 164,000 RSUs issued by the Corporation had vested but had not been settled, for which ESH REIT had recognized a receivable of approximately $1.0 million, which is included as a component of due to Extended Stay America, Inc. on the accompanying consolidated balance sheet. In March 2017, in accordance with the awards’ settlement provisions, ESH REIT issued and was compensated for the issuance of the corresponding shares of Class B common stock, each of which was attached to a share of common stock of the Corporation to form a Paired Share.

Related party transaction balances as of December 31, 2017 and 2016, include the following (in thousands):

	December 31, 2017	December 31, 2016
Leases:
Rents receivable(1)	$3,704	$2,609
Deferred rents receivable(2)	$24,388	$40,259
Unearned rental revenues(1)	$(40,523)	$(39,898)

Debt:
Loan payable (Unsecured Intercompany Facility)(3)	$—	$(50,000)

Working capital and other:
Ordinary working capital(4)	$(8,441)	$(12,566)
Equity awards receivable (payable)(5)	1,386	958
Total working capital and other, net(6)	$(7,055)	$(11,608)
______________________

(1)
Fixed minimum rents are due one-month in advance. Percentage rents are due one-month in arrears. Rents receivable relate to December 2017 and 2016 percentage rent, respectively. Unearned rental revenues relate to January 2018 and 2017 fixed minimum rent, respectively.

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
Lease Commitments—ESH REIT is a tenant under long-term ground leases at four of its hotel properties. The initial terms of the ground lease agreements terminate at various dates between 2021 and 2096 and three leases include multiple renewal options for generally five or 10 year periods. Rent expense on ground leases is recognized on a straight-line basis and was approximately $1.5 million for each of the years ended December 31, 2017, 2016 and 2015. Ground lease expense is included in hotel operating expense in the accompanying consolidated statements of operations.
Future minimum lease payments under operating leases as of December 31, 2017, are as follows (in thousands):

Years Ending December 31,
2018	$771
2019	775
2020	845
2021	852
2022	876
Thereafter	79,808
Total	$83,927
Other Commitments—ESH REIT has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of its properties is located. The initial term of the agreement terminates in 2031. The cost related to this commitment was approximately $0.3 million for each of the years ended December 31, 2017, 2016 and 2015, and is included in hotel operating expenses in the accompanying consolidated statements of operations.
Paired Share Repurchase Commitment—As of December 31, 2017, ESH REIT agreed to repurchase 73,600 Class B common shares for approximately $0.5 million, for which settlement had not yet occurred.
Legal Contingencies—On February 14, 2018, a subsidiary of ESH REIT learned that a default judgment had been entered against it and certain of its affiliates on March 16, 2017 in the State Court of Gwinnett County, Georgia in an action entitled Sweeting v. Extended Stay America, Inc. et al., Case No. 16-C-06630-S4. A subsidiary of ESH REIT has filed motions to open the default and set aside the judgment. ESH REIT believes that it is probable that the judgment will be set aside. ESH REIT does not have sufficient information on which to estimate the liability, if any, and therefore has not recorded a liability for this matter.
ESH REIT is not a party to additional litigation or claims other than routine matters arising in the ordinary course of business that are incidental to the operation of the business of ESH REIT. ESH REIT believes that the results of all claims and litigation, individually or in the aggregate, will not have a material adverse effect on its business or consolidated financial statements.

13.	EQUITY-BASED COMPENSATION
The Corporation and ESH REIT each maintain an LTIP, as amended and restated, approved by their shareholders. Under the LTIPs, the Corporation and ESH REIT may issue to eligible employees or directors RSAs, RSUs or other equity-based awards, in respect of Paired Shares, with service, performance or market vesting conditions. The aggregate number of Paired Shares that may be the subject of awards under the LTIPs shall not exceed 8.0 million, of which no more than 4.0 million may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIP has a share reserve of an equivalent number of shares of Corporation common stock and ESH REIT Class B common stock. As of December 31, 2017, approximately 5.4 million Paired Shares were available for future issuance under the LTIPs.
Equity-based compensation expense is recognized by amortizing the grant-date fair value of equity-based awards, less estimated forfeitures, on a straight-line basis over the requisite service period of each award. The grant-date fair value of awards is based on the closing price of a Paired Share on the date of grant. A portion of the grant-date fair value of all equity-based awards is allocated to a share of Corporation common stock and a portion is allocated to a share of ESH REIT Class B common stock. Expense related to the portion of the grant-date fair value with respect to a share of Corporation common stock is recorded as a payable due to the Corporation. Expense related to the portion of the grant-date fair value with respect to a share of ESH REIT Class B common stock is recorded as an increase to additional paid in capital. Equity-based compensation expense totaled approximately $0.4 million, $0.1 million and $1.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.
As of December 31, 2017, there was approximately $0.3 million of unrecognized compensation expense related to outstanding equity-based awards, which is expected to be recognized subsequent to December 31, 2017 over a weighted-average period of approximately 0.7 years. Total unrecognized compensation expense will be adjusted for actual forfeitures.
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
The Corporation accounts for awards issued under its LTIP in a manner similar to ESH REIT. For all LTIP awards granted by the Corporation, ESH REIT will receive compensation for the fair value of the Class B shares on the date of settlement of such Class B shares by ESH REIT. As of December 31, 2017, the Corporation has granted a total of approximately 3.2 million service-based, performance-based and market-based RSUs, of which approximately 2.3 million RSUs were either forfeited or settled. As a counterparty to these outstanding RSUs, ESH REIT is expected to issue and be compensated in cash for approximately 0.9 million shares of Class B common stock of ESH REIT in future periods, assuming performance-based awards vest at 100% and no forfeitures.

RSA/RSU activity (all of which relates to awards with service vesting conditions) during the years ended December 31, 2017, 2016 and 2015, was as follows:

	Number of RSAs/RSUs (in thousands)	Weighted- Average Grant- Date Fair Value
Outstanding RSAs/RSUs - January 1, 2015	600	$10.38
Granted	8	$19.74
Settled	(344)	$11.11
Forfeited	(20)	$9.34
Outstanding RSAs/RSUs - December 31, 2015	244	$9.71
Granted	15	$14.08
Settled	(231)	$9.40
Forfeited	—	$—
Outstanding RSAs/RSUs - December 31, 2016	28	$14.57
Granted	26	$17.56
Settled	(15)	$13.66
Forfeited	—	$—
Outstanding RSAs/RSUs - December 31, 2017	39	$16.91

Vested RSAs/RSUs - December 31, 2016	—	$—
Nonvested RSAs/RSUs - December 31, 2016	28	$14.57

Vested RSAs/RSUs - December 31, 2017	—	$—
Nonvested RSAs/RSUs - December 31, 2017	39	$16.91

14.	SUBSEQUENT EVENTS
In January 2018, the Boards of Directors of Extended Stay America, Inc. and ESH REIT extended the maturity of their combined Paired Share repurchase program through December 31, 2018, each effective January 1, 2018.
Subsequent to December 31, 2017, ESH REIT repurchased and retired its respective portion of approximately 1.0 million ESH REIT Class B common shares for approximately $7.1 million. In February 2018, the Board of Directors of ESH REIT authorized an increase to the amount of the combined Paired Share repurchase program from up to $300 million to up to $400 million of Paired Shares, which expires on December 31, 2018.
On February 21, 2018, ESH REIT completed the sale of 25 hotels for approximately $112.1 million. ESH REIT received approximately $111.2 million in sale proceeds and expects to recognize a gain on sale not to exceed $10 million.
On February 27, 2018, the Board of Directors of ESH REIT declared a cash distribution of $0.15 per share for the fourth quarter of 2017 on its Class A and Class B common stock. The distribution is payable on March 27, 2018 to shareholders of record as of March 13, 2018.

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2017
(dollars in thousands)

			Initial Cost				Cost Capitalized Subsequent to Acquisition (1)				Gross Amount Carried at Close of Period December 31, 2017								Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	CIP	Land and Improvements	Building and Improvements	FF&E	CIP	Land and Improvements	Building and Improvements	FF&E	CIP	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Hotel Properties:
Anchorage - Downtown	Anchorage, AK	(4)	$723	$8,791	$137	$—	$81	$762	$1,069	$—	$804	$9,553	$1,206	$—	$11,563	$(3,097)	10/8/2010	2003	43
Anchorage - Midtown	Anchorage, AK	(4)	2,600	20,740	240	—	103	967	1,555	—	2,703	21,707	1,795	—	26,205	(5,640)	10/8/2010	2004	45
Fairbanks - Old Airport Way	Fairbanks, AK	(4)	2,978	12,016	98	—	157	863	992	—	3,135	12,879	1,090	—	17,104	(3,776)	10/8/2010	2001	40
Juneau - Shell Simmons Drive	Juneau, AK	(4)	2,979	12,135	132	—	100	797	953	—	3,079	12,932	1,085	—	17,096	(3,464)	10/8/2010	2001	41
Birmingham - Inverness	Birmingham, AL	(4)	359	688	33	—	35	521	856	—	394	1,209	889	—	2,492	(670)	10/8/2010	1996	26
Birmingham - Perimeter Park South	Birmingham, AL	(4)	1,737	3,218	53	—	84	877	1,040	—	1,821	4,095	1,093	—	7,009	(1,424)	10/8/2010	1998	33
Birmingham - Wildwood	Birmingham, AL	(4)	385	1,890	33	—	124	463	958	—	509	2,353	991	—	3,853	(1,082)	10/8/2010	1996	26
Huntsville - U.S. Space and Rocket Center	Huntsville, AL	(4)	770	5,385	39	—	87	684	785	—	857	6,069	824	—	7,750	(1,799)	10/8/2010	1997	32
Mobile - Spring Hill	Mobile, AL	(4)	1,185	7,479	41	—	89	744	1,002	—	1,274	8,223	1,043	—	10,540	(2,469)	10/8/2010	1997	32
Montgomery - Carmichael Rd.	Montgomery, AL	(4)	1,045	—	35	—	117	458	834	—	1,162	458	869	—	2,489	(646)	10/8/2010	1996	(6)
Montgomery - Eastern Blvd.	Montgomery, AL	(4)	600	4,231	44	—	93	421	870	—	693	4,652	914	—	6,259	(1,952)	10/8/2010	1997	32
Little Rock - Financial Centre Parkway	Little Rock, AR	(4)	1,630	2,916	46	—	86	892	1,065	—	1,716	3,808	1,111	—	6,635	(1,523)	10/8/2010	1996	31
Little Rock - West Little Rock	Little Rock, AR	(4)	1,708	1,931	39	—	103	643	1,031	—	1,811	2,574	1,070	—	5,455	(1,292)	10/8/2010	1997	27
Fayetteville - Springdale	Springdale, AR	(4)	1,460	—	55	—	124	696	912	—	1,584	696	967	—	3,247	(943)	10/8/2010	2001	(6)
Phoenix - Mesa	Mesa, AZ	(4)	1,098	2,347	38	—	86	852	991	—	1,184	3,199	1,029	—	5,412	(1,276)	10/8/2010	1997	37
Phoenix - Mesa - West	Mesa, AZ	(4)	1,305	2,589	44	—	84	1,026	1,080	—	1,389	3,615	1,124	—	6,128	(1,344)	10/8/2010	1997	32
Phoenix - Peoria	Peoria, AZ	(4)	1,229	3,741	38	—	51	452	747	—	1,280	4,193	785	—	6,258	(1,476)	10/8/2010	1998	39
Phoenix - Airport	Phoenix, AZ	(4)	1,764	408	38	—	59	554	778	—	1,823	962	816	—	3,601	(1,095)	10/8/2010	1998	40
Phoenix - Airport - E. Oak St.	Phoenix, AZ	(4)	1,623	1,109	57	—	114	871	1,395	—	1,737	1,980	1,452	—	5,169	(1,155)	10/8/2010	1997	36
Phoenix - Biltmore	Phoenix, AZ	(4)	1,191	1,372	50	—	116	625	1,146	—	1,307	1,997	1,196	—	4,500	(1,474)	10/8/2010	1997	37
Phoenix - Chandler	Phoenix, AZ	(4)	1,130	2,983	39	—	72	575	811	—	1,202	3,558	850	—	5,610	(1,455)	10/8/2010	1998	38
Phoenix - Chandler - E. Chandler Blvd.	Phoenix, AZ	(4)	1,745	3,307	49	—	100	1,055	1,363	—	1,845	4,362	1,412	—	7,619	(1,961)	10/8/2010	1998	34
Phoenix - Deer Valley	Phoenix, AZ	(4)	945	2,092	39	—	61	473	944	—	1,006	2,565	983	—	4,554	(1,366)	10/8/2010	1998	38
Phoenix - Midtown	Phoenix, AZ	(4)	1,195	3,918	59	—	119	1,036	1,526	—	1,314	4,954	1,585	—	7,853	(2,289)	10/8/2010	1998	39
Phoenix - Scottsdale	Scottsdale, AZ	(4)	1,655	3,691	46	—	129	590	1,105	—	1,784	4,281	1,151	—	7,216	(1,791)	10/8/2010	1997	37
Phoenix - Scottsdale - North	Scottsdale, AZ	(4)	1,476	4,266	43	—	48	683	824	—	1,524	4,949	867	—	7,340	(1,906)	10/8/2010	1997	32
Phoenix - Scottsdale - Old Town	Scottsdale, AZ	(4)	1,605	2,564	43	—	115	987	1,114	—	1,720	3,551	1,157	—	6,428	(1,873)	10/8/2010	1995	30
Phoenix - Airport - Tempe	Tempe, AZ	(4)	1,228	3,249	46	—	108	651	1,177	—	1,336	3,900	1,223	—	6,459	(1,444)	10/8/2010	1999	39
Tucson - Grant Road	Tucson, AZ	(4)	1,780	5,364	43	—	73	838	1,035	—	1,853	6,202	1,078	—	9,133	(2,090)	10/8/2010	1997	32
Oakland - Alameda	Alameda, CA	(4)	5,165	9,134	57	—	137	840	1,048	—	5,302	9,974	1,105	—	16,381	(2,872)	10/8/2010	2000	40
Oakland - Alameda Airport	Alameda, CA	(4)	3,197	3,067	55	—	53	720	1,120	—	3,250	3,787	1,175	—	8,212	(1,762)	10/8/2010	1999	40
San Jose - Santa Clara	Alviso, CA	(4)	5,036	2,681	64	—	118	618	774	—	5,154	3,299	838	—	9,291	(1,440)	10/8/2010	2001	41
Orange County - Anaheim Convention Center	Anaheim, CA	(4)	4,439	3,574	73	—	82	995	1,175	—	4,521	4,569	1,248	—	10,338	(1,891)	10/8/2010	2001	41
Orange County - Anaheim Hills	Anaheim, CA	(4)	4,779	2,040	98	—	46	818	837	—	4,825	2,858	935	—	8,618	(1,556)	10/8/2010	2002	42
Los Angeles - Arcadia	Arcadia, CA	(4)	4,577	3,647	45	—	95	736	1,097	—	4,672	4,383	1,142	—	10,197	(2,011)	10/8/2010	1998	38
Bakersfield - California Avenue	Bakersfield, CA	(4)	1,186	2,153	43	—	186	719	1,003	—	1,372	2,872	1,046	—	5,290	(1,684)	10/8/2010	1996	31
Bakersfield - Chester Lane	Bakersfield, CA	(4)	1,002	4,514	142	—	63	438	667	—	1,065	4,952	809	—	6,826	(1,723)	10/8/2010	2005	45
San Francisco - Belmont	Belmont, CA	(4)	2,910	7,236	103	—	62	438	957	—	2,972	7,674	1,060	—	11,706	(2,207)	10/8/2010	2003	43
Orange County - Brea	Brea, CA	(4)	5,199	4,778	50	—	117	1,085	1,286	—	5,316	5,863	1,336	—	12,515	(2,778)	10/8/2010	1998	33
Los Angeles - Burbank Airport	Burbank, CA	(4)	6,120	9,690	106	—	89	970	1,437	—	6,209	10,660	1,543	—	18,412	(3,175)	10/8/2010	2001	41
San Diego - Carlsbad Village by the Sea	Carlsbad, CA	(4)	4,783	7,618	96	—	134	687	956	—	4,917	8,305	1,052	—	14,274	(2,493)	10/8/2010	2002	42
Los Angeles - Carson	Carson, CA	(4)	5,430	2,173	138	—	113	509	808	—	5,543	2,682	946	—	9,171	(1,372)	10/8/2010	2004	44
Los Angeles - Chino Valley	Chino, CA	(4)	1,288	3,297	108	—	65	471	928	—	1,353	3,768	1,036	—	6,157	(1,869)	10/8/2010	2004	44
Orange County - Cypress	Cypress, CA	(4)	5,543	4,484	59	—	61	777	1,112	—	5,604	5,261	1,171	—	12,036	(2,339)	10/8/2010	1998	38
Dublin - Hacienda Dr.	Dublin, CA	(4)	3,377	4,243	52	—	75	673	840	—	3,452	4,916	892	—	9,260	(1,896)	10/8/2010	2000	40
Los Angeles - LAX Airport - El Segundo	El Segundo, CA	(4)	9,922	5,598	68	—	144	1,075	1,528	—	10,066	6,673	1,596	—	18,335	(2,878)	10/8/2010	1998	33
Sacramento - Elk Grove	Elk Grove, CA	(4)	941	2,290	89	—	53	463	751	—	994	2,753	840	—	4,587	(1,287)	10/8/2010	2003	43
Fairfield - Napa Valley	Fairfield, CA	(4)	1,490	6,066	135	—	53	384	722	—	1,543	6,450	857	—	8,850	(2,000)	10/8/2010	2004	44
Fremont - Fremont Blvd. South	Fremont, CA	(4)	2,928	5,364	56	—	123	1,009	1,504	—	3,051	6,373	1,560	—	10,984	(2,218)	10/8/2010	1999	39
Fremont - Newark	Fremont, CA	(4)	7,370	6,048	101	—	481	1,621	1,992	—	7,851	7,669	2,093	—	17,613	(3,247)	10/8/2010	1999	41
Fremont - Warm Springs	Fremont, CA	(4)	5,114	1,271	58	—	78	547	763	—	5,192	1,818	821	—	7,831	(1,253)	10/8/2010	2001	41
Fresno - North	Fresno, CA	(4)	1,988	6,753	43	—	67	624	731	—	2,055	7,377	774	—	10,206	(2,548)	10/8/2010	1997	32
Los Angeles - South	Gardena, CA	(4)	3,977	3,909	51	—	107	649	984	—	4,084	4,558	1,035	—	9,677	(2,463)	10/8/2010	1998	28

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2017 (continued)
(dollars in thousands)

			Initial Cost				Cost Capitalized Subsequent to Acquisition (1)				Gross Amount Carried at Close of Period December 31, 2017								Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	CIP	Land and Improvements	Building and Improvements	FF&E	CIP	Land and Improvements	Building and Improvements	FF&E	CIP	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Los Angeles - Glendale	Glendale, CA	(4)	4,689	5,746	55	—	46	607	984	—	4,735	6,353	1,039	—	12,127	(2,153)	10/8/2010	1999	39
Orange County - Huntington Beach	Huntington Beach, CA	(4)	4,499	5,131	38	—	77	744	836	—	4,576	5,875	874	—	11,325	(2,000)	10/8/2010	1998	38
Orange County - Irvine Spectrum	Irvine, CA	(4)	7,355	5,703	54	—	177	814	1,351	—	7,532	6,517	1,405	—	15,454	(2,852)	10/8/2010	1997	32
Los Angeles - La Mirada	La Mirada, CA	(4)	3,681	2,557	39	—	36	772	942	—	3,717	3,329	981	—	8,027	(1,579)	10/8/2010	1998	38
Orange County - Lake Forest	Lake Forest, CA	(4)	5,530	2,182	43	—	87	685	873	—	5,617	2,867	916	—	9,400	(1,600)	10/8/2010	1997	37
Livermore - Airway Blvd.	Livermore, CA	(4)	2,553	3,576	44	—	61	749	955	—	2,614	4,325	999	—	7,938	(1,754)	10/8/2010	1998	38
Los Angeles - Long Beach Airport	Long Beach, CA	(4)	5,626	6,872	47	—	97	730	983	—	5,723	7,602	1,030	—	14,355	(2,524)	10/8/2010	1997	37
Los Angeles - LAX Airport	Los Angeles, CA	(4)	4,770	7,879	56	—	75	951	1,474	—	4,845	8,830	1,530	—	15,205	(2,833)	10/8/2010	1999	39
San Jose - Milpitas	Milpitas, CA	(4)	6,602	4,064	51	—	201	727	1,303	—	6,803	4,791	1,354	—	12,948	(2,190)	10/8/2010	1998	38
San Jose - Milpitas - McCarthy Ranch	Milpitas, CA	(4)	6,844	7,392	57	—	131	1,704	1,723	—	6,975	9,096	1,780	—	17,851	(3,552)	10/8/2010	1997	32
Los Angeles - Monrovia	Monrovia, CA	(4)	3,884	4,929	57	—	118	889	1,136	—	4,002	5,818	1,193	—	11,013	(2,358)	10/8/2010	1998	38
San Jose - Morgan Hill	Morgan Hill, CA	(4)	4,283	2,018	36	—	70	753	851	—	4,353	2,771	887	—	8,011	(1,405)	10/8/2010	1998	38
San Jose - Mountain View	Mountain View, CA	(4)	6,657	4,458	47	—	137	863	1,270	—	6,794	5,321	1,317	—	13,432	(2,266)	10/8/2010	1997	32
Orange County - John Wayne Airport	Newport Beach, CA	(4)	6,881	10,663	98	—	78	1,097	1,190	—	6,959	11,760	1,288	—	20,007	(3,343)	10/8/2010	2001	41
Los Angeles - Northridge	Northridge, CA	(4)	5,167	5,391	163	—	115	574	1,020	—	5,282	5,965	1,183	—	12,430	(2,081)	10/8/2010	2005	45
Oakland - Emeryville	Oakland, CA	(4)	3,927	9,132	117	—	187	644	1,310	—	4,114	9,776	1,427	—	15,317	(2,888)	10/8/2010	2001	41
San Diego - Oceanside	Oceanside, CA	(4)	4,271	5,999	43	—	134	639	1,017	—	4,405	6,638	1,060	—	12,103	(2,257)	10/8/2010	1999	39
Los Angeles - Ontario Airport	Ontario, CA	(4)	1,639	6,138	46	—	109	789	951	—	1,748	6,927	997	—	9,672	(2,390)	10/8/2010	1997	37
Orange County - Katella Ave.	Orange, CA	(4)	3,976	5,704	74	—	71	1,017	963	—	4,047	6,721	1,037	—	11,805	(2,344)	10/8/2010	2001	41
Palm Springs - Airport	Palm Springs, CA	(4)	1,955	3,506	98	—	129	617	1,004	—	2,084	4,123	1,102	—	7,309	(1,839)	10/8/2010	2003	43
Pleasant Hill - Buskirk Ave.	Pleasant Hill, CA	(4)	3,786	7,754	44	—	96	654	1,117	—	3,882	8,408	1,161	—	13,451	(2,674)	10/8/2010	1997	37
Pleasanton - Chabot Dr.	Pleasanton, CA	(4)	3,039	5,910	55	—	99	933	1,184	—	3,138	6,843	1,239	—	11,220	(2,540)	10/8/2010	1998	38
Sacramento - White Rock Rd.	Rancho Cordova, CA	(4)	1,301	2,717	47	—	99	866	995	—	1,400	3,583	1,042	—	6,025	(1,778)	10/8/2010	1997	32
Richmond - Hilltop Mall	Richmond, CA	(4)	2,232	4,124	51	—	68	628	973	—	2,300	4,752	1,024	—	8,076	(1,682)	10/8/2010	2000	40
Sacramento - Roseville	Roseville, CA	(4)	1,125	5,233	45	—	99	582	876	—	1,224	5,815	921	—	7,960	(2,060)	10/8/2010	1998	38
Sacramento - Arden Way	Sacramento, CA	(4)	888	2,349	45	—	132	1,058	922	—	1,020	3,407	967	—	5,394	(1,596)	10/8/2010	1997	32
Sacramento - Northgate	Sacramento, CA	(4)	932	2,359	44	—	200	802	946	—	1,132	3,161	990	—	5,283	(1,606)	10/8/2010	1997	32
Sacramento - South Natomas	Sacramento, CA	(4)	1,460	823	51	—	65	902	1,213	—	1,525	1,725	1,264	—	4,514	(1,490)	10/8/2010	1998	33
San Francisco - San Carlos	San Carlos, CA	(4)	4,233	5,299	49	—	112	864	1,121	—	4,345	6,163	1,170	—	11,678	(2,355)	10/8/2010	1998	38
San Diego - Hotel Circle	San Diego, CA	(4)	6,893	9,935	68	—	127	1,175	1,500	—	7,020	11,110	1,568	—	19,698	(3,558)	10/8/2010	1999	39
San Diego-Mission Valley - Stadium	San Diego, CA	(4)	6,978	1,797	85	—	48	607	835	—	7,026	2,404	920	—	10,350	(1,547)	10/8/2010	2002	42
San Diego - Fashion Valley	San Diego, CA	(4)	5,371	5,639	49	—	107	888	1,343	—	5,478	6,527	1,392	—	13,397	(3,001)	10/8/2010	1997	32
Los Angeles - San Dimas	San Dimas, CA	(4)	4,736	991	42	—	65	719	819	—	4,801	1,710	861	—	7,372	(1,319)	10/8/2010	1999	39
San Jose - Airport	San Jose, CA	(4)	8,118	5,912	75	—	173	1,103	1,427	—	8,291	7,015	1,502	—	16,808	(2,721)	10/8/2010	2000	40
San Jose - Downtown	San Jose, CA	(4)	6,480	6,070	53	—	335	1,307	1,517	—	6,815	7,377	1,570	—	15,762	(2,645)	10/8/2010	1998	38
San Jose - Edenvale - North	San Jose, CA	(4)	5,087	3,649	56	—	70	736	1,057	—	5,157	4,385	1,113	—	10,655	(1,694)	10/8/2010	2000	40
San Jose - Edenvale - South	San Jose, CA	(4)	5,359	3,832	83	—	118	738	1,289	—	5,477	4,570	1,372	—	11,419	(1,964)	10/8/2010	2000	41
San Francisco - San Mateo -SFO	San Mateo, CA	(4)	7,369	6,704	50	—	132	972	1,256	—	7,501	7,676	1,306	—	16,483	(2,647)	10/8/2010	1997	32
San Rafael - Francisco Blvd. East	San Rafael, CA	(4)	3,129	13,822	378	—	126	564	960	—	3,255	14,386	1,338	—	18,979	(3,579)	10/8/2010	2007	47
San Ramon - Bishop Ranch -East	San Ramon, CA	(4)	3,721	5,226	59	—	96	769	899	—	3,817	5,995	958	—	10,770	(2,115)	10/8/2010	2000	40
San Ramon - Bishop Ranch -West	San Ramon, CA	(4)	3,098	2,886	55	—	93	731	1,288	—	3,191	3,617	1,343	—	8,151	(2,258)	10/8/2010	1998	33
Santa Barbara - Calle Real	Santa Barbara, CA	(4)	3,301	8,709	41	—	111	735	880	—	3,412	9,444	921	—	13,777	(2,597)	10/8/2010	1998	38
Santa Rosa - North	Santa Rosa, CA	(4)	3,053	6,086	46	—	65	492	708	—	3,118	6,578	754	—	10,450	(1,909)	10/8/2010	2000	40
Santa Rosa - South	Santa Rosa, CA	(4)	1,592	4,998	41	—	80	740	970	—	1,672	5,738	1,011	—	8,421	(2,179)	10/8/2010	1997	32
Los Angeles - Simi Valley	Simi Valley, CA	(4)	3,088	7,175	113	—	185	624	833	—	3,273	7,799	946	—	12,018	(2,566)	10/8/2010	2004	44
San Diego - Sorrento Mesa	San Diego, CA	(4)	6,441	6,020	49	—	176	773	1,115	—	6,617	6,793	1,164	—	14,574	(2,827)	10/8/2010	1998	33
Los Angeles - Valencia	Stevenson Ranch, CA	(4)	9,414	—	20	—	98	624	930	—	9,512	624	950	—	11,086	(1,023)	10/8/2010	2000	(6)
Stockton - March Lane	Stockton, CA	(4)	2,299	3,558	55	—	106	362	724	—	2,405	3,920	779	—	7,104	(1,584)	10/8/2010	2001	41
San Jose - Sunnyvale	Sunnyvale, CA	(4)	6,051	5,019	50	—	170	1,389	1,317	—	6,221	6,408	1,367	—	13,996	(2,457)	10/8/2010	1997	32

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2017 (continued)
(dollars in thousands)

			Initial Cost				Cost Capitalized Subsequent to Acquisition (1)				Gross Amount Carried at Close of Period December 31, 2017								Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	CIP	Land and Improvements	Building and Improvements	FF&E	CIP	Land and Improvements	Building and Improvements	FF&E	CIP	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Temecula - Wine Country	Temecula, CA	(4)	1,489	8,153	79	—	69	644	1,016	—	1,558	8,797	1,095	—	11,450	(2,738)	10/8/2010	2002	42
Los Angeles - Torrance - Del Amo Circle	Torrance, CA	(4)	5,953	4,361	78	—	96	711	1,182	—	6,049	5,072	1,260	—	12,381	(2,360)	10/8/2010	1999	39
Los Angeles - Torrance Blvd.	Torrance, CA	(4)	3,761	6,296	43	—	68	837	960	—	3,829	7,133	1,003	—	11,965	(2,455)	10/8/2010	1997	37
Los Angeles - Torrance Harbor Gateway	Torrance, CA	(4)	4,625	4,747	49	—	123	610	792	—	4,748	5,357	841	—	10,946	(2,054)	10/8/2010	1999	39
Stockton - Tracy	Tracy, CA	(4)	2,344	3,434	96	—	88	363	686	—	2,432	3,797	782	—	7,011	(1,612)	10/8/2010	2003	43
Union City - Dyer St.	Union City, CA	(4)	2,907	6,359	51	—	205	1,071	1,041	—	3,112	7,430	1,092	—	11,634	(2,474)	10/8/2010	1999	39
Sacramento - Vacaville	Vacaville, CA	(4)	809	3,179	76	—	78	740	853	—	887	3,919	929	—	5,735	(1,446)	10/8/2010	2002	42
Sacramento - West Sacramento	West Sacramento, CA	(4)	1,292	3,395	134	—	69	390	804	—	1,361	3,785	938	—	6,084	(1,595)	10/8/2010	2004	44
Los Angeles - Woodland Hills	Woodland Hills, CA	(4)	5,452	7,561	69	—	85	1,040	1,699	—	5,537	8,601	1,768	—	15,906	(2,945)	10/8/2010	2000	40
Orange County - Yorba Linda	Yorba Linda, CA	(4)	3,443	2,020	106	—	54	563	807	—	3,497	2,583	913	—	6,993	(1,549)	10/8/2010	2003	43
Denver - Aurora South	Aurora, CO	(4)	2,415	2,958	48	—	170	955	1,170	—	2,585	3,913	1,218	—	7,716	(1,607)	10/8/2010	1996	31
Denver - Aurora North	Aurora, CO	(4)	2,706	6,047	65	—	71	1,421	1,419	—	2,777	7,468	1,484	—	11,729	(2,585)	10/8/2010	1997	39
Colorado Springs - West	Colorado Springs, CO	(4)	3,338	1,325	41	—	116	515	749	—	3,454	1,840	790	—	6,084	(823)	10/8/2010	1998	39
Denver - Tech Center South	Englewood, CO	(4)	1,714	978	46	—	127	460	895	—	1,841	1,438	941	—	4,220	(720)	10/8/2010	1998	40
Denver - Tech Center South - Inverness	Englewood, CO	(4)	2,941	1,340	46	—	183	1,378	1,046	—	3,124	2,718	1,092	—	6,934	(1,197)	10/8/2010	1997	32
Denver - Cherry Creek	Glendale, CO	(4)	1,856	2,713	40	—	173	820	1,105	—	2,029	3,533	1,145	—	6,707	(1,863)	10/8/2010	1997	32
Denver - Tech Center - Central	Greenwood Village, CO	(4)	2,392	1,286	51	—	178	1,128	1,351	—	2,570	2,414	1,402	—	6,386	(1,975)	10/8/2010	1997	34
Denver - Tech Center South - Greenwood Village	Greenwood Village, CO	(4)	1,767	2,278	110	—	163	784	1,032	—	1,930	3,062	1,142	—	6,134	(1,262)	10/8/2010	2003	44
Denver - Lakewood South	Lakewood, CO	(4)	2,338	3,348	43	—	85	786	1,050	—	2,423	4,134	1,093	—	7,650	(1,941)	10/8/2010	1996	31
Denver - Park Meadows	Lone Tree, CO	(4)	1,578	3,467	78	—	124	572	870	—	1,702	4,039	948	—	6,689	(1,729)	10/8/2010	2002	42
Denver - Westminster	Westminster, CO	(4)	2,779	4,683	49	—	171	701	849	—	2,950	5,384	898	—	9,232	(1,844)	10/8/2010	2000	40
Hartford - Farmington	Farmington, CT	(4)	1,080	6,003	65	—	74	577	811	—	1,154	6,580	876	—	8,610	(1,775)	10/8/2010	1998	39
Hartford - Manchester	Manchester, CT	(4)	1,002	6,723	67	—	80	681	825	—	1,082	7,404	892	—	9,378	(2,427)	10/8/2010	2001	41
Hartford - Meriden	Meriden, CT	(4)	687	6,207	81	—	131	506	854	—	818	6,713	935	—	8,466	(2,327)	10/8/2010	2002	42
Norwalk - Stamford	Norwalk, CT	(4)	2,866	12,533	64	—	112	850	1,151	—	2,978	13,383	1,215	—	17,576	(4,111)	10/8/2010	1999	39
Shelton - Fairfield County	Shelton, CT	(4)	2,001	11,314	60	—	101	1,025	1,174	—	2,102	12,339	1,234	—	15,675	(3,953)	10/8/2010	1998	38
Newark - Christiana - Wilmington	Newark, DE	(4)	1,473	7,617	61	—	116	951	1,086	—	1,589	8,568	1,147	—	11,304	(2,812)	10/8/2010	1998	38
Orlando - Altamonte Springs	Altamonte Springs, FL	(4)	5,421	—	25	—	87	837	1,164	—	5,508	837	1,189	—	7,534	(771)	10/8/2010	1998	(6)
Boca Raton - Commerce	Boca Raton, FL	(4)	5,920	3,219	56	—	86	1,308	1,109	—	6,006	4,527	1,165	—	11,698	(2,057)	10/8/2010	1998	33
Tampa - Brandon	Brandon, FL	(4)	3,709	3,540	696	—	189	841	708	—	3,898	4,381	1,404	—	9,683	(2,505)	12/13/2012	1997	26
St. Petersburg - Clearwater - Executive Dr.	Clearwater, FL	(4)	1,951	3,062	39	—	57	616	731	—	2,008	3,678	770	—	6,456	(1,687)	10/8/2010	1998	38
Clearwater - Carillon Park	Clearwater, FL	(4)	1,679	2,926	489	—	123	828	649	—	1,802	3,754	1,138	—	6,694	(2,113)	12/13/2012	1997	22
Fort Lauderdale - Davie	Davie, FL	(4)	5,014	3,117	492	—	159	980	995	—	5,173	4,097	1,487	—	10,757	(1,819)	12/13/2012	1997	23
Daytona Beach - International Speedway	Daytona Beach, FL	(4)	987	3,972	45	—	80	407	1,025	—	1,067	4,379	1,070	—	6,516	(1,322)	10/8/2010	1998	41
Fort Lauderdale - Deerfield Beach	Deerfield Beach, FL	(4)	2,885	3,421	38	—	105	625	744	—	2,990	4,046	782	—	7,818	(1,748)	10/8/2010	1997	37
Destin - US 98 - Emerald Coast Pkwy.	Destin, FL	(4)	1,149	2,528	96	—	101	1,584	748	—	1,250	4,112	844	—	6,206	(1,738)	10/8/2010	2001	48

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2017 (continued)
(dollars in thousands)

			Initial Cost				Cost Capitalized Subsequent to Acquisition (1)				Gross Amount Carried at Close of Period December 31, 2017								Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	CIP	Land and Improvements	Building and Improvements	FF&E	CIP	Land and Improvements	Building and Improvements	FF&E	CIP	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Fort Lauderdale - Convention Center - Cruise Port	Fort Lauderdale, FL	(4)	3,441	7,008	71	—	70	696	1,214	—	3,511	7,704	1,285	—	12,500	(2,674)	10/8/2010	1999	39
Fort Lauderdale - Cypress Creek - Andrews Ave.	Fort Lauderdale, FL	(4)	2,761	2,685	41	—	120	626	927	—	2,881	3,311	968	—	7,160	(1,386)	10/8/2010	1998	33
Fort Lauderdale - Cypress Creek - NW 6th Way	Fort Lauderdale, FL	(4)	2,480	751	62	—	55	837	996	—	2,535	1,588	1,058	—	5,181	(828)	10/8/2010	1999	42
Fort Lauderdale - Plantation	Fort Lauderdale, FL	(4)	6,352	2,252	61	—	78	746	783	—	6,430	2,998	844	—	10,272	(1,410)	10/8/2010	2000	40
Gainesville - I-75	Gainesville, FL	(4)	846	6,416	44	—	59	735	858	—	905	7,151	902	—	8,958	(2,182)	10/8/2010	1997	32
Jacksonville - Baymeadows	Jacksonville, FL	(4)	1,163	2,662	48	—	89	823	1,198	—	1,252	3,485	1,246	—	5,983	(1,263)	10/8/2010	1998	38
Jacksonville - Lenoir Avenue East	Jacksonville, FL	(4)	969	1,057	63	—	78	606	988	—	1,047	1,663	1,051	—	3,761	(946)	10/8/2010	1997	37
Jacksonville - Deerwood Park	Jacksonville, FL	(4)	943	3,910	66	—	135	943	1,299	—	1,078	4,853	1,365	—	7,296	(1,780)	10/8/2010	1999	40
Jacksonville - Lenoir Avenue South	Jacksonville, FL	(4)	842	1,862	47	—	51	541	809	—	893	2,403	856	—	4,152	(834)	10/8/2010	1998	44
Jacksonville - Riverwalk - Convention Center	Jacksonville, FL	(4)	593	3,693	52	—	100	668	864	—	693	4,361	916	—	5,970	(1,929)	10/8/2010	2000	40
Jacksonville - Salisbury Rd. - Southpoint	Jacksonville, FL	(4)	727	720	52	—	130	2,049	1,115	—	857	2,769	1,167	—	4,793	(1,684)	10/8/2010	1999	39
Jacksonville - Southside - St. Johns Towne Ctr.	Jacksonville, FL	(4)	925	2,679	47	—	96	1,059	1,008	—	1,021	3,738	1,055	—	5,814	(1,433)	10/8/2010	1997	32
Orlando - Lake Mary - 1036 Greenwood Blvd	Lake Mary, FL	(4)	2,229	—	19	—	43	389	686	—	2,272	389	705	—	3,366	(752)	10/8/2010	2000	(6)
Orlando - Lake Mary - 1040 Greenwood Blvd	Lake Mary, FL	(4)	2,685	—	25	—	104	872	992	—	2,789	872	1,017	—	4,678	(715)	10/8/2010	1998	(6)
Melbourne-Airport	Melbourne, FL	(4)	1,423	4,160	53	—	65	505	859	—	1,488	4,665	912	—	7,065	(1,447)	10/8/2010	1998	39
Miami - Airport - Blue Lagoon	Miami, FL	(4)	9,702	4,910	70	—	90	1,348	1,356	—	9,792	6,258	1,426	—	17,476	(2,875)	10/8/2010	1998	33
Miami - Airport - Doral	Miami, FL	(4)	10,164	4,188	1,131	—	251	1,271	595	—	10,415	5,459	1,726	—	17,600	(3,148)	12/13/2012	1997	26
Miami - Airport - Doral - 87th Avenue South	Miami, FL	(4)	4,451	7,542	92	—	49	723	883	—	4,500	8,265	975	—	13,740	(2,672)	10/8/2010	2001	41
Miami - Airport - Doral - 25th Street	Miami, FL	(4)	4,135	5,307	125	—	67	904	1,262	—	4,202	6,211	1,387	—	11,800	(2,281)	10/8/2010	2002	42
Miami - Airport - Miami Springs	Miami, FL	(4)	8,014	3,657	71	—	99	2,432	982	—	8,113	6,089	1,053	—	15,255	(2,683)	10/8/2010	1998	40
Miami - Downtown Brickell - Cruise Port	Miami, FL	(4)	3,323	7,312	85	—	99	900	1,256	—	3,422	8,212	1,341	—	12,975	(2,631)	10/8/2010	2001	41
Miami - Coral Gables	Miami, FL	(4)	2,866	7,211	76	—	81	792	1,168	—	2,947	8,003	1,244	—	12,194	(2,543)	10/8/2010	2001	41
Orlando - Convention Center - 6443 Westwood	Orlando, FL	(4)	2,472	2,071	68	—	98	787	1,122	—	2,570	2,858	1,190	—	6,618	(1,687)	10/8/2010	1999	43
Orlando - Convention Center - Universal Blvd.	Orlando, FL	(4)	3,326	3,097	58	—	195	957	1,618	—	3,521	4,054	1,676	—	9,251	(2,473)	10/8/2010	1998	38
Orlando - Convention Ctr - Sports Complex	Orlando, FL	(4)	2,767	1,466	43	—	84	753	954	—	2,851	2,219	997	—	6,067	(1,525)	10/8/2010	1997	37
Orlando - Lake Buena Vista	Orlando, FL	(4)	4,137	—	30	—	172	966	1,587	—	4,309	966	1,617	—	6,892	(1,842)	10/8/2010	1998	(6)
Orlando - Maitland - 1776 Pembrook Dr.	Orlando, FL	(4)	2,103	807	74	—	57	522	873	—	2,160	1,329	947	—	4,436	(760)	10/8/2010	2000	45
Orlando - Maitland - Summit Tower Blvd	Orlando, FL	(4)	3,577	—	65	—	117	934	1,361	—	3,694	934	1,426	—	6,054	(858)	10/8/2010	1998	(6)
Orlando - Maitland - 1760 Pembrook Dr.	Orlando, FL	(4)	2,133	1,347	41	—	34	360	768	—	2,167	1,707	809	—	4,683	(1,038)	10/8/2010	1999	39
Orlando - Southpark - Commodity Circle	Orlando, FL	(4)	3,483	2,051	64	—	101	958	1,390	—	3,584	3,009	1,454	—	8,047	(1,585)	10/8/2010	1999	40
Orlando - Southpark - Equity Row	Orlando, FL	(4)	2,854	432	49	—	90	804	1,304	—	2,944	1,236	1,353	—	5,533	(946)	10/8/2010	1998	38
Orlando - Orlando Theme Parks - Vineland Rd.	Orlando, FL	(4)	2,813	2,874	66	—	122	626	1,039	—	2,935	3,500	1,105	—	7,540	(1,784)	10/8/2010	1998	42
Orlando - Orlando Theme Parks - Major Blvd.	Orlando, FL	(4)	3,349	3,190	52	—	149	786	922	—	3,498	3,976	974	—	8,448	(1,930)	10/8/2010	1999	39
Pensacola - University Mall	Pensacola, FL	(4)	934	4,059	38	—	70	549	922	—	1,004	4,608	960	—	6,572	(1,500)	10/8/2010	1997	37
Fort Lauderdale - Cypress Creek - Park North	Pompano Beach, FL	(4)	3,567	2,828	65	—	116	2,015	1,502	—	3,683	4,843	1,567	—	10,093	(2,549)	10/8/2010	1998	38
Tallahassee - Killearn	Tallahassee, FL	(4)	356	1,769	29	—	82	973	727	—	438	2,742	756	—	3,936	(1,037)	10/8/2010	1998	28

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2017 (continued)
(dollars in thousands)

			Initial Cost				Cost Capitalized Subsequent to Acquisition (1)				Gross Amount Carried at Close of Period December 31, 2017								Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	CIP	Land and Improvements	Building and Improvements	FF&E	CIP	Land and Improvements	Building and Improvements	FF&E	CIP	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Fort Lauderdale - Tamarac	Tamarac, FL	(4)	3,709	3,054	712	—	127	1,628	824	—	3,836	4,682	1,536	—	10,054	(2,211)	12/13/2012	1997	21
Tampa - Airport - Memorial Hwy.	Tampa, FL	(4)	2,513	1,342	69	—	114	578	986	—	2,627	1,920	1,055	—	5,602	(1,428)	10/8/2010	1999	42
Tampa - Airport - N. Westshore Blvd.	Tampa, FL	(4)	2,564	3,918	64	—	67	1,229	1,576	—	2,631	5,147	1,640	—	9,418	(2,260)	10/8/2010	1998	38
Tampa - Airport - Spruce Street	Tampa, FL	(4)	2,437	3,066	102	—	56	487	723	—	2,493	3,553	825	—	6,871	(1,513)	10/8/2010	2003	43
Tampa - North - USF - Attractions	Tampa, FL	(4)	2,028	845	37	—	72	643	918	—	2,100	1,488	955	—	4,543	(1,106)	10/8/2010	1997	37
Tampa - North Airport	Tampa, FL	(4)	1,294	2,236	490	—	131	893	738	—	1,425	3,129	1,228	—	5,782	(1,728)	12/13/2012	1997	20
West Palm Beach - Northpoint Corporate Park	West Palm Beach, FL	(4)	2,723	3,326	49	—	75	495	848	—	2,798	3,821	897	—	7,516	(1,318)	10/8/2010	1998	38
Atlanta - Alpharetta - Northpoint - East	Alpharetta, GA	(4)	717	591	42	—	106	675	995	—	823	1,266	1,037	—	3,126	(894)	10/8/2010	1997	27
Atlanta - Alpharetta - Northpoint - West	Alpharetta, GA	(4)	1,218	1,673	58	—	105	537	975	—	1,323	2,210	1,033	—	4,566	(1,183)	10/8/2010	1999	42
Atlanta - Alpharetta - Rock Mill Rd.	Alpharetta, GA	(4)	1,391	1,101	40	—	51	443	670	—	1,442	1,544	710	—	3,696	(1,130)	10/8/2010	1999	39
Atlanta - Clairmont	Atlanta, GA	(4)	1,142	3,284	40	—	89	555	827	—	1,231	3,839	867	—	5,937	(1,511)	10/8/2010	1998	38
Atlanta - Buckhead	Atlanta, GA	(4)	1,183	4,086	42	—	73	776	1,114	—	1,256	4,862	1,156	—	7,274	(1,623)	10/8/2010	1997	37
Atlanta - Marietta - Interstate N. Pkwy	Atlanta, GA	(4)	1,766	3,023	72	—	61	977	1,072	—	1,827	4,000	1,144	—	6,971	(1,218)	10/8/2010	1999	41
Atlanta - Marietta - Wildwood	Atlanta, GA	(4)	852	2,881	40	—	86	708	906	—	938	3,589	946	—	5,473	(1,458)	10/8/2010	1996	36
Atlanta - Perimeter - Hammond Drive	Atlanta, GA	(4)	1,921	3,398	45	—	210	739	1,076	—	2,131	4,137	1,121	—	7,389	(1,726)	10/8/2010	1997	32
Atlanta - Perimeter - Crestline	Atlanta, GA	(4)	1,562	1,581	46	—	83	445	897	—	1,645	2,026	943	—	4,614	(1,119)	10/8/2010	2000	40
Atlanta - Perimeter - Peachtree Dunwoody	Atlanta, GA	(4)	1,203	2,928	44	—	97	686	939	—	1,300	3,614	983	—	5,897	(1,410)	10/8/2010	1997	37
Atlanta - Vinings	Atlanta, GA	(4)	1,924	5,785	57	—	87	728	1,108	—	2,011	6,513	1,165	—	9,689	(1,852)	10/8/2010	1997	40
Columbus - Airport	Columbus, GA	(4)	967	4,566	40	—	93	842	841	—	1,060	5,408	881	—	7,349	(1,601)	10/8/2010	1997	32
Columbus - Bradley Park	Columbus, GA	(4)	763	5,083	45	—	47	513	815	—	810	5,596	860	—	7,266	(1,475)	10/8/2010	2000	40
Atlanta - Duluth	Duluth, GA	(4)	1,177	1,252	61	—	53	541	604	—	1,230	1,793	665	—	3,688	(611)	10/8/2010	1997	49
Atlanta - Gwinnett Place	Duluth, GA	(4)	1,269	3,234	48	—	385	1,092	1,170	—	1,654	4,326	1,218	—	7,198	(1,465)	10/8/2010	1990	30
Atlanta - Kennesaw Chastain Rd.	Kennesaw, GA	(4)	1,092	1,560	38	—	105	578	1,078	—	1,197	2,138	1,116	—	4,451	(1,015)	10/8/2010	1997	27
Atlanta - Kennesaw Town Center	Kennesaw, GA	(4)	1,122	2,213	38	—	71	617	860	—	1,193	2,830	898	—	4,921	(1,024)	10/8/2010	1998	38
Macon - North	Macon, GA	(4)	537	4,151	46	—	91	396	769	—	628	4,547	815	—	5,990	(1,186)	10/8/2010	1998	42
Atlanta - Marietta - Powers Ferry Rd.	Marietta, GA	(4)	2,718	1,891	58	—	52	812	1,225	—	2,770	2,703	1,283	—	6,756	(1,253)	10/8/2010	1998	38
Atlanta - Marietta - Windy Hill	Marietta, GA	(4)	1,645	2,192	41	—	105	753	906	—	1,750	2,945	947	—	5,642	(1,042)	10/8/2010	1998	39
Atlanta - Morrow	Morrow, GA	(4)	1,713	2,276	41	—	93	584	840	—	1,806	2,860	881	—	5,547	(985)	10/8/2010	1998	39
Atlanta - Peachtree Corners	Norcross, GA	(4)	1,256	—	19	—	100	612	932	—	1,356	612	951	—	2,919	(512)	10/8/2010	1997	(6)
Savannah - Midtown	Savannah, GA	(4)	564	5,079	66	—	66	432	840	—	630	5,511	906	—	7,047	(1,932)	10/8/2010	2001	41
Atlanta - Cumberland Mall	Smyrna, GA	(4)	1,631	2,038	45	—	55	807	933	—	1,686	2,845	978	—	5,509	(1,272)	10/8/2010	1997	32
Des Moines - Urbandale	Urbandale, IA	(4)	1,119	2,684	41	—	97	618	743	—	1,216	3,302	784	—	5,302	(1,189)	10/8/2010	1999	39
Des Moines - West Des Moines	West Des Moines, IA	(4)	1,089	2,742	39	—	106	801	1,018	—	1,195	3,543	1,057	—	5,795	(1,742)	10/8/2010	1997	27
Boise - Airport	Boise, ID	(4)	862	1,647	39	—	64	776	957	—	926	2,423	996	—	4,345	(957)	10/8/2010	1997	37
Chicago - Midway	Bedford Park, IL	(4)	2,028	2,261	130	—	105	642	922	—	2,133	2,903	1,052	—	6,088	(1,776)	10/8/2010	2003	43
Bloomington - Normal	Bloomington, IL	(4)	941	3,404	61	—	64	525	833	—	1,005	3,929	894	—	5,828	(1,242)	10/8/2010	2001	41
Chicago - Buffalo Grove - Deerfield	Buffalo Grove, IL	(4)	2,264	4,986	44	—	77	683	948	—	2,341	5,669	992	—	9,002	(2,069)	10/8/2010	1998	38
Chicago - Burr Ridge	Burr Ridge, IL	(4)	2,033	4,406	43	—	125	840	890	—	2,158	5,246	933	—	8,337	(2,134)	10/8/2010	1996	36
Champaign - Urbana	Champaign, IL	(4)	1,221	4,043	35	—	86	501	700	—	1,307	4,544	735	—	6,586	(1,242)	10/8/2010	1998	38
Chicago - Darien	Darien, IL	(4)	1,754	4,286	42	—	121	631	729	—	1,875	4,917	771	—	7,563	(1,810)	10/8/2010	1999	39
Chicago - O'Hare	Des Plaines, IL	(4)	1,946	3,737	44	—	115	896	965	—	2,061	4,633	1,009	—	7,703	(1,830)	10/8/2010	1998	38
Chicago - O'Hare - Allstate Arena	Des Plaines, IL	(4)	2,122	1,434	71	—	97	772	970	—	2,219	2,206	1,041	—	5,466	(1,039)	10/8/2010	1999	40
Chicago - Downers Grove	Downers Grove, IL	(4)	2,592	3,321	53	—	141	1,595	1,385	—	2,733	4,916	1,438	—	9,087	(2,446)	10/8/2010	1996	36

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2017 (continued)
(dollars in thousands)

			Initial Cost				Cost Capitalized Subsequent to Acquisition (1)				Gross Amount Carried at Close of Period December 31, 2017								Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	CIP	Land and Improvements	Building and Improvements	FF&E	CIP	Land and Improvements	Building and Improvements	FF&E	CIP	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Chicago - Elmhurst - O'Hare	Elmhurst, IL	(4)	1,728	2,769	42	—	112	512	838	—	1,840	3,281	880	—	6,001	(1,588)	10/8/2010	1997	37
Chicago - Gurnee	Gurnee, IL	(4)	1,557	2,759	37	—	159	762	839	—	1,716	3,521	876	—	6,113	(1,288)	10/8/2010	1997	37
Chicago - Hanover Park	Hanover Park, IL	(4)	4,217	1,081	38	—	50	611	677	—	4,267	1,692	715	—	6,674	(1,150)	10/8/2010	1999	39
Chicago - Hillside	Hillside, IL	(4)	1,661	1,134	49	—	101	682	979	—	1,762	1,816	1,028	—	4,606	(1,384)	10/8/2010	1999	39
Chicago - Itasca	Itasca, IL	(4)	1,419	2,764	46	—	119	788	1,018	—	1,538	3,552	1,064	—	6,154	(1,279)	10/8/2010	1996	36
Chicago - Lansing	Lansing, IL	(4)	1,778	2,399	44	—	173	652	935	—	1,951	3,051	979	—	5,981	(1,596)	10/8/2010	1998	38
Chicago - Lisle	Lisle, IL	(4)	1,908	2,176	42	—	96	461	648	—	2,004	2,637	690	—	5,331	(1,372)	10/8/2010	2000	40
Chicago - Lombard - Oakbrook	Lombard, IL	(4)	3,692	1,060	59	—	142	907	1,208	—	3,834	1,967	1,267	—	7,068	(1,728)	10/8/2010	1999	39
Chicago - Lombard- Yorktown Center	Lombard, IL	(4)	2,029	3,367	58	—	126	563	963	—	2,155	3,930	1,021	—	7,106	(1,343)	10/8/2010	1998	40
Chicago - Naperville - East	Naperville, IL	(4)	1,686	4,231	48	—	168	1,128	1,100	—	1,854	5,359	1,148	—	8,361	(2,381)	10/8/2010	1997	37
Chicago - Naperville - West	Naperville, IL	(4)	3,084	2,386	44	—	146	804	893	—	3,230	3,190	937	—	7,357	(1,688)	10/8/2010	1996	36
St. Louis - O' Fallon, IL	O'Fallon, IL	(4)	1,099	2,897	34	—	56	665	668	—	1,155	3,562	702	—	5,419	(1,028)	10/8/2010	1998	38
Peoria - North	Peoria, IL	(4)	1,063	3,528	63	—	58	303	689	—	1,121	3,831	752	—	5,704	(1,515)	10/8/2010	2001	41
Rockford - I-90	Rockford, IL	(4)	1,046	1,989	38	—	60	526	874	—	1,106	2,515	912	—	4,533	(950)	10/8/2010	1997	47
Rockford - State Street	Rockford, IL	(4)	971	293	34	—	162	524	843	—	1,133	817	877	—	2,827	(1,260)	10/8/2010	1997	27
Chicago - Rolling Meadows	Rolling Meadows, IL	(4)	1,643	640	44	—	56	757	1,049	—	1,699	1,397	1,093	—	4,189	(849)	10/8/2010	1996	36
Chicago - Romeoville - Bollingbrook	Romeoville, IL	(4)	1,741	3,612	38	—	102	618	765	—	1,843	4,230	803	—	6,876	(1,692)	10/8/2010	1998	38
Chicago - Schaumburg - I-90	Schaumburg, IL	(4)	3,507	703	98	—	106	554	836	—	3,613	1,257	934	—	5,804	(1,279)	10/8/2010	2002	42
Chicago - Schaumburg - Convention Center	Schaumburg, IL	(4)	2,016	1,190	49	—	107	751	1,170	—	2,123	1,941	1,219	—	5,283	(1,133)	10/8/2010	1997	37
Chicago - Woodfield Mall	Schaumburg, IL	(4)	1,649	2,501	43	—	142	486	723	—	1,791	2,987	766	—	5,544	(1,501)	10/8/2010	1999	39
Chicago - Skokie	Skokie, IL	(4)	2,305	8,355	65	—	90	831	1,146	—	2,395	9,186	1,211	—	12,792	(2,933)	10/8/2010	2000	40
Chicago - Vernon Hills - Lake Forest	Vernon Hills, IL	(4)	2,471	4,030	60	—	47	358	811	—	2,518	4,388	871	—	7,777	(1,729)	10/8/2010	2000	40
Chicago - Vernon Hills - Lincolnshire	Vernon Hills, IL	(4)	2,467	1,053	66	—	84	768	1,060	—	2,551	1,821	1,126	—	5,498	(1,539)	10/8/2010	1999	39
Chicago - Westmont - Oak Brook	Westmont, IL	(4)	3,510	587	52	—	119	1,039	1,196	—	3,629	1,626	1,248	—	6,503	(1,712)	10/8/2010	1998	38
Evansville - East	Evansville, IN	(4)	387	2,295	34	—	121	456	851	—	508	2,751	885	—	4,144	(1,189)	10/8/2010	1997	27
Fort Wayne - North	Ft. Wayne, IN	(4)	402	1,755	34	—	116	595	860	—	518	2,350	894	—	3,762	(1,070)	10/8/2010	1996	26
Fort Wayne - South	Ft. Wayne, IN	(4)	937	3,992	37	—	88	815	816	—	1,025	4,807	853	—	6,685	(1,497)	10/8/2010	1997	37
Indianapolis - Airport	Indianapolis, IN	(4)	1,566	—	39	—	21	807	989	—	1,587	807	1,028	—	3,422	(739)	10/8/2010	1998	(6)
Indianapolis - Airport - W. Southern Ave.	Indianapolis, IN	(4)	1,505	1,103	77	—	200	1,003	1,289	—	1,705	2,106	1,366	—	5,177	(1,047)	10/8/2010	1998	40
Indianapolis - Castleton	Indianapolis, IN	(4)	558	2,108	40	—	91	626	836	—	649	2,734	876	—	4,259	(1,044)	10/8/2010	1999	39
Indianapolis - North - Carmel	Indianapolis, IN	(4)	812	851	29	—	95	440	731	—	907	1,291	760	—	2,958	(591)	10/8/2010	1990	30
Indianapolis - Northwest - College Park	Indianapolis, IN	(4)	363	945	28	—	46	507	810	—	409	1,452	838	—	2,699	(700)	10/8/2010	1991	32
Indianapolis - Northwest - I-465	Indianapolis, IN	(4)	1,385	4,782	66	—	121	1,002	1,306	—	1,506	5,784	1,372	—	8,662	(1,762)	10/8/2010	1998	41
Indianapolis - West 86th St.	Indianapolis, IN	(4)	581	2,330	40	—	208	926	1,023	—	789	3,256	1,063	—	5,108	(1,177)	10/8/2010	1998	39
Merrillville - US Rte. 30	Merrillville, IN	(4)	693	3,923	39	—	146	695	827	—	839	4,618	866	—	6,323	(1,770)	10/8/2010	1996	36
South Bend - Mishawaka - North	Mishawaka, IN	(4)	497	1,929	62	—	84	669	849	—	581	2,598	911	—	4,090	(1,057)	10/8/2010	2001	41
South Bend - Mishawaka - South	Mishawaka, IN	(4)	457	1,146	34	—	94	436	872	—	551	1,582	906	—	3,039	(861)	10/8/2010	1997	27
Kansas City - Lenexa - 87th St.	Lenexa, KS	(4)	1,413	1,161	47	—	348	1,188	1,106	—	1,761	2,349	1,153	—	5,263	(1,443)	10/8/2010	1997	35
Kansas City - Shawnee Mission	Merriam, KS	(4)	1,255	2,489	49	—	122	1,529	1,037	—	1,377	4,018	1,086	—	6,481	(1,430)	10/8/2010	1997	32
Kansas City - Overland Park - Metcalf Ave	Overland Park, KS	(4)	1,103	4,652	61	—	134	791	1,060	—	1,237	5,443	1,121	—	7,801	(1,664)	10/8/2010	1997	41
Kansas City - Overland Park - Nall Ave.	Overland Park, KS	(4)	603	2,291	45	—	33	750	1,073	—	636	3,041	1,118	—	4,795	(1,307)	10/8/2010	1998	38
Kansas City - Overland Park - Quivira Rd.	Overland Park, KS	(4)	1,120	959	43	—	135	557	753	—	1,255	1,516	796	—	3,567	(1,245)	10/8/2010	1997	37
Wichita - East	Wichita, KS	(4)	809	1,375	35	—	68	454	732	—	877	1,829	767	—	3,473	(950)	10/8/2010	1997	27

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2017 (continued)
(dollars in thousands)

			Initial Cost				Cost Capitalized Subsequent to Acquisition (1)				Gross Amount Carried at Close of Period December 31, 2017								Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	CIP	Land and Improvements	Building and Improvements	FF&E	CIP	Land and Improvements	Building and Improvements	FF&E	CIP	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Cincinnati - Covington	Covington, KY	(4)	880	5,352	38	—	45	650	828	—	925	6,002	866	—	7,793	(1,806)	10/8/2010	1997	37
Cincinnati - Florence - Meijer Dr.	Florence, KY	(4)	549	1,850	33	—	146	466	983	—	695	2,316	1,016	—	4,027	(1,067)	10/8/2010	1996	26
Cincinnati - Florence - Turfway Rd.	Florence, KY	(4)	827	2,575	37	—	95	472	769	—	922	3,047	806	—	4,775	(1,080)	10/8/2010	1997	37
Lexington - Nicholasville Road	Lexington, KY	(4)	1,415	4,119	45	—	127	948	958	—	1,542	5,067	1,003	—	7,612	(1,851)	10/8/2010	1996	31
Lexington - Tates Creek	Lexington, KY	(4)	910	1,692	29	—	418	1,501	1,263	—	1,328	3,193	1,292	—	5,813	(1,312)	10/8/2010	1987	27
Louisville - Alliant Avenue	Louisville, KY	(4)	812	2,628	48	—	89	606	935	—	901	3,234	983	—	5,118	(1,278)	10/8/2010	1998	39
Louisville - Dutchman	Louisville, KY	(4)	662	2,540	45	—	46	700	837	—	708	3,240	882	—	4,830	(1,140)	10/8/2010	1996	31
Louisville - Hurstbourne	Louisville, KY	(4)	656	439	30	—	326	629	787	—	982	1,068	817	—	2,867	(902)	10/8/2010	1988	28
Baton Rouge - Citiplace	Baton Rouge, LA	(4)	1,029	5,875	66	—	68	581	817	—	1,097	6,456	883	—	8,436	(2,245)	10/8/2010	2001	41
New Orleans - Kenner	Kenner, LA	(4)	1,028	6,843	79	—	118	724	777	—	1,146	7,567	856	—	9,569	(2,246)	10/8/2010	2001	41
Lafayette - Airport	Lafayette, LA	(4)	436	2,212	38	—	67	821	841	—	503	3,033	879	—	4,415	(1,205)	10/8/2010	1998	38
New Orleans - Metairie	Metairie, LA	(4)	559	5,559	41	—	54	513	907	—	613	6,072	948	—	7,633	(2,015)	10/8/2010	1998	38
Boston - Braintree	Braintree, MA	(4)	2,599	9,110	90	—	71	523	838	—	2,670	9,633	928	—	13,231	(2,733)	10/8/2010	2002	42
Boston - Burlington	Burlington, MA	(4)	2,533	6,944	58	—	81	1,044	1,334	—	2,614	7,988	1,392	—	11,994	(3,036)	10/8/2010	1998	38
Boston - Marlborough	Marlborough, MA	(4)	2,137	3,464	48	—	78	973	1,219	—	2,215	4,437	1,267	—	7,919	(2,195)	10/8/2010	1998	38
Foxboro - Norton	Norton, MA	(4)	2,153	4,729	98	—	29	474	674	—	2,182	5,203	772	—	8,157	(1,787)	10/8/2010	2003	43
Boston - Peabody	Peabody, MA	(4)	1,649	5,178	110	—	99	1,145	1,227	—	1,748	6,323	1,337	—	9,408	(2,302)	10/8/2010	1999	43
Boston - Tewksbury	Tewksbury, MA	(4)	1,547	4,378	58	—	71	528	834	—	1,618	4,906	892	—	7,416	(1,698)	10/8/2010	2001	41
Boston - Waltham - 52 4th Ave.	Waltham, MA	(4)	2,025	6,620	58	—	84	724	1,415	—	2,109	7,344	1,473	—	10,926	(2,613)	10/8/2010	1998	38
Boston - Waltham - 32 4th Ave.	Waltham, MA	(4)	1,851	7,411	72	—	135	699	1,346	—	1,986	8,110	1,418	—	11,514	(3,019)	10/8/2010	1999	39
Boston - Westborough - Computer Dr.	Westborough, MA	(4)	2,747	2,788	48	—	165	724	1,125	—	2,912	3,512	1,173	—	7,597	(1,869)	10/8/2010	1998	38
Boston - Westborough - Connector Road	Westborough, MA	(4)	3,154	1,519	57	—	52	442	671	—	3,206	1,961	728	—	5,895	(1,209)	10/8/2010	2001	41
Boston - Westborough - East Main Street	Westborough, MA	(4)	2,366	2,763	81	—	90	664	944	—	2,456	3,427	1,025	—	6,908	(1,489)	10/8/2010	2001	42
Boston - Woburn	Woburn, MA	(4)	1,879	4,426	48	—	78	603	1,075	—	1,957	5,029	1,123	—	8,109	(2,054)	10/8/2010	1998	39
Annapolis - Admiral Cochrane Drive	Annapolis, MD	(4)	2,121	5,919	52	—	50	567	1,077	—	2,171	6,486	1,129	—	9,786	(2,342)	10/8/2010	1999	39
Annapolis - Womack Drive	Annapolis, MD	(4)	1,376	4,684	131	—	68	393	675	—	1,444	5,077	806	—	7,327	(1,824)	10/8/2010	2004	45
Baltimore - Bel Air - Aberdeen	Bel Air, MD	(4)	1,768	5,344	110	—	39	375	806	—	1,807	5,719	916	—	8,442	(1,667)	10/8/2010	2004	44
Columbia - Columbia Parkway	Columbia, MD	(4)	1,785	6,287	38	—	124	599	779	—	1,909	6,886	817	—	9,612	(2,243)	10/8/2010	1997	37
Columbia - Columbia Corporate Park	Columbia, MD	(4)	3,056	10,874	81	—	149	1,035	1,233	—	3,205	11,909	1,314	—	16,428	(3,858)	10/8/2010	1998	39
Columbia - Gateway Drive	Columbia, MD	(4)	2,241	5,038	42	—	86	806	1,075	—	2,327	5,844	1,117	—	9,288	(2,925)	10/8/2010	1997	27
Frederick - Westview Dr.	Frederick, MD	(4)	1,891	5,522	41	—	74	494	656	—	1,965	6,016	697	—	8,678	(1,984)	10/8/2010	1999	39
Washington, D.C. - Gaithersburg - North	Gaithersburg, MD	(4)	2,088	3,973	42	—	54	446	671	—	2,142	4,419	713	—	7,274	(1,628)	10/8/2010	1999	39
Washington, D.C. - Gaithersburg - South	Gaithersburg, MD	(4)	2,233	4,128	59	—	106	634	910	—	2,339	4,762	969	—	8,070	(1,571)	10/8/2010	1999	40
Washington, D.C. - Germantown - Milestone	Germantown, MD	(4)	1,413	4,673	44	—	137	391	656	—	1,550	5,064	700	—	7,314	(1,787)	10/8/2010	1999	39
Washington, D.C. - Germantown - Town Center	Germantown, MD	(4)	5,541	2,269	698	—	128	890	626	—	5,669	3,159	1,324	—	10,152	(2,466)	12/13/2012	1997	19
Baltimore - Glen Burnie	Glen Burnie, MD	(4)	2,374	9,428	132	—	56	353	700	—	2,430	9,781	832	—	13,043	(2,758)	10/8/2010	2004	44
Columbia - Laurel - Ft. Meade	Jessup, MD	(4)	1,505	5,910	112	—	90	405	838	—	1,595	6,315	950	—	8,860	(2,067)	10/8/2010	2004	44
Washington, D.C. - Landover	Landover, MD	(4)	3,119	5,378	39	—	62	671	868	—	3,181	6,049	907	—	10,137	(2,039)	10/8/2010	1998	38
Lexington Park - Pax River	Lexington Park, MD	(4)	1,206	5,140	48	—	77	497	813	—	1,283	5,637	861	—	7,781	(1,996)	10/8/2010	2000	40
Baltimore - BWl Airport - International Dr.	Linthicum Heights, MD	(4)	3,801	5,663	1,003	—	292	901	758	—	4,093	6,564	1,761	—	12,418	(3,158)	12/13/2012	1997	32

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2017 (continued)
(dollars in thousands)

			Initial Cost				Cost Capitalized Subsequent to Acquisition (1)				Gross Amount Carried at Close of Period December 31, 2017								Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	CIP	Land and Improvements	Building and Improvements	FF&E	CIP	Land and Improvements	Building and Improvements	FF&E	CIP	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Baltimore - BWI Airport - Aero Dr.	Linthicum, MD	(4)	2,316	8,515	43	—	137	605	846	—	2,453	9,120	889	—	12,462	(2,800)	10/8/2010	1997	37
Washington, D.C. - Rockville	Rockville, MD	(4)	5,800	9,696	64	—	117	792	1,210	—	5,917	10,488	1,274	—	17,679	(3,341)	10/8/2010	1999	39
Baltimore - Timonium	Timonium, MD	(4)	2,004	6,358	39	—	124	535	798	—	2,128	6,893	837	—	9,858	(2,317)	10/8/2010	1998	38
Portland - Scarborough	Scarborough, ME	(4)	828	4,601	52	—	147	535	916	—	975	5,136	968	—	7,079	(1,814)	10/8/2010	2001	41
Detroit - Ann Arbor - Briarwood Mall	Ann Arbor, MI	(4)	3,416	—	41	—	170	591	859	—	3,586	591	900	—	5,077	(891)	10/8/2010	1997	(6)
Detroit - Ann Arbor - University South	Ann Arbor, MI	(4)	955	1,139	42	—	192	403	888	—	1,147	1,542	930	—	3,619	(970)	10/8/2010	1997	41
Auburn Hills - University Drive	Auburn Hills, MI	(4)	1,363	588	59	—	162	772	1,230	—	1,525	1,360	1,289	—	4,174	(1,316)	10/8/2010	1999	39
Detroit - Auburn Hills - Featherstone Rd.	Auburn Hills, MI	(4)	1,226	3,584	75	—	253	1,048	1,431	—	1,479	4,632	1,506	—	7,617	(2,094)	10/8/2010	1999	41
Detroit - Auburn Hills - I - 75	Auburn Hills, MI	(4)	1,948	—	47	—	189	563	917	—	2,137	563	964	—	3,664	(1,338)	10/8/2010	1997	(6)
Detroit - Canton	Canton, MI	(4)	1,501	—	59	—	178	491	810	—	1,679	491	869	—	3,039	(972)	10/8/2010	2001	(6)
Detroit - Dearborn	Dearborn, MI	(4)	1,018	2,051	77	—	133	716	850	—	1,151	2,767	927	—	4,845	(1,314)	10/8/2010	2002	42
Detroit - Farmington Hills	Farmington Hills, MI	(4)	1,084	570	41	—	160	508	873	—	1,244	1,078	914	—	3,236	(780)	10/8/2010	1997	37
Grand Rapids - Kentwood	Kentwood, MI	(4)	1,297	1,644	38	—	156	532	853	—	1,453	2,176	891	—	4,520	(991)	10/8/2010	1998	38
Detroit - Madison Heights	Madison Heights, MI	(4)	1,787	—	43	—	104	647	946	—	1,891	647	989	—	3,527	(645)	10/8/2010	1997	(6)
Detroit - Novi - Haggerty Road	Novi, MI	(4)	1,102	1,620	44	—	147	575	825	—	1,249	2,195	869	—	4,313	(1,510)	10/8/2010	1997	37
Detroit - Novi - Orchard Hill Place	Novi, MI	(4)	1,237	421	78	—	131	493	857	—	1,368	914	935	—	3,217	(624)	10/8/2010	2000	42
Detroit - Metropolitan Airport	Romulus, MI	(4)	1,161	2,462	83	—	142	523	846	—	1,303	2,985	929	—	5,217	(1,071)	10/8/2010	2001	41
Detroit - Roseville	Roseville, MI	(4)	1,204	2,742	71	—	110	634	792	—	1,314	3,376	863	—	5,553	(1,196)	10/8/2010	2001	41
Detroit - Southfield - I-696	Southfield, MI	(4)	1,746	—	84	—	107	716	1,067	—	1,853	716	1,151	—	3,720	(992)	10/8/2010	2002	(6)
Detroit - Southfield - Northwestern Hwy.	Southfield, MI	(4)	1,952	—	58	—	165	982	1,214	—	2,117	982	1,272	—	4,371	(1,100)	10/8/2010	1999	(6)
Detroit - Sterling Heights	Sterling Heights, MI	(4)	998	1,550	42	—	129	846	930	—	1,127	2,396	972	—	4,495	(1,277)	10/8/2010	1997	37
Detroit - Warren	Warren, MI	(4)	1,448	—	37	—	141	546	645	—	1,589	546	682	—	2,817	(529)	10/8/2010	1997	(6)
Minneapolis - Bloomington	Bloomington, MN	(4)	1,440	3,092	39	—	73	511	815	—	1,513	3,603	854	—	5,970	(1,547)	10/8/2010	1998	38
Minneapolis - Brooklyn Center	Brooklyn Center, MN	(4)	1,367	2,491	38	—	77	787	1,003	—	1,444	3,278	1,041	—	5,763	(1,265)	10/8/2010	1998	38
Minneapolis - Airport - Eagan - South	Eagan, MN	(4)	1,517	2,133	51	—	79	549	852	—	1,596	2,682	903	—	5,181	(1,360)	10/8/2010	1997	37
Minneapolis - Airport - Eagan - North	Eagan, MN	(4)	1,888	2,331	60	—	117	727	1,246	—	2,005	3,058	1,306	—	6,369	(1,490)	10/8/2010	1998	38
Minneapolis - Eden Prairie - Technology Drive	Eden Prairie, MN	(4)	1,199	2,289	36	—	84	516	858	—	1,283	2,805	894	—	4,982	(1,412)	10/8/2010	1998	38
Minneapolis - Eden Prairie - Valley View Road	Eden Prairie, MN	(4)	1,614	3,658	39	—	68	463	818	—	1,682	4,121	857	—	6,660	(1,575)	10/8/2010	1998	38
Minneapolis - Maple Grove	Maple Grove, MN	(4)	2,543	560	38	—	100	652	854	—	2,643	1,212	892	—	4,747	(809)	10/8/2010	1998	38
Rochester - North	Rochester, MN	(4)	1,146	1,797	48	—	72	609	730	—	1,218	2,406	778	—	4,402	(1,077)	10/8/2010	2001	41
Rochester - South	Rochester, MN	(4)	1,119	1,439	50	—	96	510	719	—	1,215	1,949	769	—	3,933	(999)	10/8/2010	2001	41
Minneapolis - Woodbury	Woodbury, MN	(4)	1,805	2,559	43	—	80	489	856	—	1,885	3,048	899	—	5,832	(1,512)	10/8/2010	1999	39
St. Louis - Airport - Central	Bridgeton, MO	(4)	1,743	1,010	57	—	102	863	1,413	—	1,845	1,873	1,470	—	5,188	(1,058)	10/8/2010	1998	39
Columbia - Stadium Blvd.	Columbia, MO	(4)	734	2,511	91	—	97	504	719	—	831	3,015	810	—	4,656	(1,203)	10/8/2010	2003	43
St. Louis - Earth City	Earth City, MO	(4)	1,394	721	34	—	113	578	853	—	1,507	1,299	887	—	3,693	(872)	10/8/2010	1997	27
Kansas City - Airport - Plaza Circle	Kansas City, MO	(4)	603	992	40	—	148	655	850	—	751	1,647	890	—	3,288	(954)	10/8/2010	1997	37
Kansas City - Airport - Tiffany Springs	Kansas City, MO	(4)	811	3,292	52	—	147	746	990	—	958	4,038	1,042	—	6,038	(1,402)	10/8/2010	1998	38
Kansas City - Country Club Plaza	Kansas City, MO	(4)	1,028	5,114	46	—	132	640	765	—	1,160	5,754	811	—	7,725	(1,979)	10/8/2010	1998	38
Kansas City - South	Kansas City, MO	(4)	1,742	—	44	—	101	890	915	—	1,843	890	959	—	3,692	(930)	10/8/2010	1997	(6)
St. Louis - Westport - Central	Maryland Heights, MO	(4)	829	2,112	48	—	68	577	919	—	897	2,689	967	—	4,553	(1,332)	10/8/2010	1999	39

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2017 (continued)
(dollars in thousands)

			Initial Cost				Cost Capitalized Subsequent to Acquisition (1)				Gross Amount Carried at Close of Period December 31, 2017								Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	CIP	Land and Improvements	Building and Improvements	FF&E	CIP	Land and Improvements	Building and Improvements	FF&E	CIP	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
St. Louis - Westport - East Lackland Rd.	Maryland Heights, MO	(4)	1,334	2,692	53	—	234	808	986	—	1,568	3,500	1,039	—	6,107	(1,443)	10/8/2010	1996	31
Springfield - South	Springfield, MO	(4)	777	3,170	40	—	95	635	772	—	872	3,805	812	—	5,489	(1,318)	10/8/2010	1997	37
St. Louis - Westport - Craig Road	St. Louis, MO	(4)	982	220	33	—	136	576	819	—	1,118	796	852	—	2,766	(641)	10/8/2010	1994	24
St. Louis - St. Peters	St. Peters, MO	(4)	1,165	3,797	44	—	93	734	857	—	1,258	4,531	901	—	6,690	(1,313)	10/8/2010	1997	37
Jackson - East Beasley Road	Jackson, MS	(4)	265	3,884	49	—	86	736	1,050	—	351	4,620	1,099	—	6,070	(1,457)	10/8/2010	1999	39
Jackson - North	Jackson, MS	(4)	256	3,381	40	—	141	677	868	—	397	4,058	908	—	5,363	(1,477)	10/8/2010	1997	32
Jackson - Ridgeland	Ridgeland, MS	(4)	345	3,103	33	—	123	1,169	863	—	468	4,272	896	—	5,636	(1,497)	10/8/2010	1996	26
Billings - West End	Billings, MT	(4)	936	3,915	97	—	115	497	657	—	1,051	4,412	754	—	6,217	(1,422)	10/8/2010	2003	43
Great Falls - Missouri River	Great Falls, MT	(4)	834	5,105	70	—	72	527	744	—	906	5,632	814	—	7,352	(1,652)	10/8/2010	2002	42
Asheville - Tunnel Rd.	Asheville, NC	(4)	2,216	2,559	38	—	56	458	820	—	2,272	3,017	858	—	6,147	(1,202)	10/8/2010	1998	38
Raleigh - Cary - Harrison Ave.	Cary, NC	(4)	791	1,353	33	—	43	355	792	—	834	1,708	825	—	3,367	(1,061)	10/8/2010	1996	26
Raleigh - Cary - Regency Parkway North	Cary, NC	(4)	903	4,357	44	—	43	486	919	—	946	4,843	963	—	6,752	(1,649)	10/8/2010	1998	38
Raleigh - Cary - Regency Parkway South	Cary, NC	(4)	1,018	4,505	53	—	95	514	921	—	1,113	5,019	974	—	7,106	(1,572)	10/8/2010	1998	43
Charlotte - Airport	Charlotte, NC	(4)	1,982	636	67	—	143	830	1,161	—	2,125	1,466	1,228	—	4,819	(1,706)	10/8/2010	1998	33
Charlotte - Pineville - Park Rd.	Charlotte, NC	(4)	1,111	3,250	60	—	118	563	808	—	1,229	3,813	868	—	5,910	(1,728)	10/8/2010	1999	39
Charlotte - Pineville - Pineville Matthews Rd.	Charlotte, NC	(4)	1,859	3,965	52	—	212	575	1,120	—	2,071	4,540	1,172	—	7,783	(1,692)	10/8/2010	1999	43
Charlotte - Tyvola Rd.	Charlotte, NC	(4)	1,563	727	54	—	62	471	695	—	1,625	1,198	749	—	3,572	(1,145)	10/8/2010	1998	38
Charlotte - Tyvola Rd. - Executive Park	Charlotte, NC	(4)	1,232	—	19	—	105	553	730	—	1,337	553	749	—	2,639	(997)	10/8/2010	1995	(6)
Charlotte - University Place	Charlotte, NC	(4)	1,208	2,903	44	—	(24)	513	842	—	1,184	3,416	886	—	5,486	(1,624)	10/8/2010	1998	39
Charlotte - University Place - E. McCullough Dr.	Charlotte, NC	(4)	1,045	—	35	—	93	545	735	—	1,138	545	770	—	2,453	(1,079)	10/8/2010	1996	(6)
Durham - Research Triangle Park - Hwy. 55	Durham, NC	(4)	603	1,556	292	—	175	759	721	—	778	2,315	1,013	—	4,106	(1,327)	12/13/2012	1997	19
Durham - Research Triangle Park - Hwy. 54	Durham, NC	(4)	63	984	33	—	191	537	894	—	254	1,521	927	—	2,702	(1,780)	10/8/2010	1996	26
Durham - RTP - Miami Blvd. - North	Durham, NC	(4)	1,215	2,397	54	—	72	502	826	—	1,287	2,899	880	—	5,066	(1,181)	10/8/2010	1998	40
Durham - RTP - Miami Blvd. - South	Durham, NC	(4)	1,405	2,370	107	—	97	754	1,289	—	1,502	3,124	1,396	—	6,022	(1,690)	10/8/2010	1998	42
Durham - University	Durham, NC	(4)	1,208	3,006	43	—	134	561	866	—	1,342	3,567	909	—	5,818	(1,742)	10/8/2010	1997	33
Durham - University - Ivy Creek Blvd.	Durham, NC	(4)	1,684	3,947	57	—	89	762	1,141	—	1,773	4,709	1,198	—	7,680	(1,569)	10/8/2010	1998	33
Fayetteville - Cross Creek Mall	Fayetteville, NC	(4)	3,725	9,586	56	—	89	424	860	—	3,814	10,010	916	—	14,740	(2,955)	10/8/2010	1999	39
Fayetteville - Owen Dr.	Fayetteville, NC	(4)	4,253	7,164	43	—	75	706	788	—	4,328	7,870	831	—	13,029	(2,789)	10/8/2010	1997	32
Greensboro - Airport	Greensboro, NC	(4)	1,017	1,618	56	—	63	468	773	—	1,080	2,086	829	—	3,995	(814)	10/8/2010	1999	42
Greensboro - Wendover Ave.	Greensboro, NC	(4)	1,047	—	33	—	108	535	781	—	1,155	535	814	—	2,504	(558)	10/8/2010	1995	(6)
Greensboro - Wendover Ave. - Big Tree Way	Greensboro, NC	(4)	1,220	1,866	46	—	139	569	904	—	1,359	2,435	950	—	4,744	(1,538)	10/8/2010	1996	31
Jacksonville - Camp Lejeune	Jacksonville, NC	(4)	4,815	10,609	38	—	91	673	730	—	4,906	11,282	768	—	16,956	(2,991)	10/8/2010	1998	38
Raleigh - RDU Airport	Morrisville, NC	(4)	833	3,939	43	—	50	604	909	—	883	4,543	952	—	6,378	(1,758)	10/8/2010	1997	32
Raleigh - Crabtree Valley	Raleigh, NC	(4)	1,276	2,350	493	—	109	726	827	—	1,385	3,076	1,320	—	5,781	(1,885)	12/13/2012	1998	20
Raleigh - North Raleigh - Wake Towne Dr.	Raleigh, NC	(4)	634	1,414	34	—	103	511	810	—	737	1,925	844	—	3,506	(1,095)	10/8/2010	1996	26
Raleigh - North Raleigh	Raleigh, NC	(4)	1,120	4,043	38	—	75	402	666	—	1,195	4,445	704	—	6,344	(1,642)	10/8/2010	1997	37
Raleigh - North Raleigh - Wake Forest Road	Raleigh, NC	(4)	956	2,771	43	—	87	1,436	1,027	—	1,043	4,207	1,070	—	6,320	(1,466)	10/8/2010	1997	32
Raleigh - Northeast	Raleigh, NC	(4)	1,219	2,471	40	—	90	484	1,057	—	1,309	2,955	1,097	—	5,361	(1,245)	10/8/2010	1999	38
Wilmington - New Centre Drive	Wilmington, NC	(4)	713	3,123	39	—	68	521	825	—	781	3,644	864	—	5,289	(1,192)	10/8/2010	1998	44
Winston-Salem - Hanes Mall Blvd.	Winston-Salem, NC	(4)	776	2,573	40	—	77	632	824	—	853	3,205	864	—	4,922	(1,142)	10/8/2010	1996	32
Omaha - West	Omaha, NE	(4)	1,117	2,601	39	—	120	625	976	—	1,237	3,226	1,015	—	5,478	(1,267)	10/8/2010	1997	27
Nashua - Manchester	Nashua, NH	(4)	2,526	1,771	58	—	74	507	830	—	2,600	2,278	888	—	5,766	(1,324)	10/8/2010	2001	41
Mt. Olive - Budd Lake	Budd Lake, NJ	(4)	835	3,898	103	—	128	484	753	—	963	4,382	856	—	6,201	(1,893)	10/8/2010	2003	43

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2017 (continued)
(dollars in thousands)

			Initial Cost				Cost Capitalized Subsequent to Acquisition (1)				Gross Amount Carried at Close of Period December 31, 2017								Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	CIP	Land and Improvements	Building and Improvements	FF&E	CIP	Land and Improvements	Building and Improvements	FF&E	CIP	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Philadelphia - Cherry Hill	Cherry Hill, NJ	(4)	337	2,660	32	—	49	563	707	—	386	3,223	739	—	4,348	(1,300)	10/8/2010	1998	38
Meadowlands - East Rutherford	E.Rutherford, NJ	(4)	957	6,141	61	—	98	1,234	1,248	—	1,055	7,375	1,309	—	9,739	(2,968)	10/8/2010	1999	39
Edison - Raritan Center	Edison, NJ	(4)	1,363	8,976	48	—	160	691	1,098	—	1,523	9,667	1,146	—	12,336	(3,223)	10/8/2010	1997	37
Elizabeth - Newark Airport	Elizabeth, NJ	(4)	202	11,175	119	—	82	852	1,126	—	284	12,027	1,245	—	13,556	(5,577)	10/8/2010	2002	42
Somerset - Franklin	Franklin, NJ	(4)	761	4,096	63	—	57	514	735	—	818	4,610	798	—	6,226	(1,814)	10/8/2010	2001	41
Philadelphia - Mt. Laurel - Pacilli Place	Mt Laurel, NJ	(4)	455	4,318	58	—	65	420	850	—	520	4,738	908	—	6,166	(1,714)	10/8/2010	1999	39
Philadelphia - Mt. Laurel - Crawford Place	Mt Laurel, NJ	(4)	313	2,632	31	—	55	558	673	—	368	3,190	704	—	4,262	(1,321)	10/8/2010	1998	38
Piscataway - Rutgers University	Piscataway, NJ	(4)	907	6,348	62	—	207	832	980	—	1,114	7,180	1,042	—	9,336	(2,730)	10/8/2010	1998	38
Princeton - West Windsor	Princeton, NJ	(4)	3,758	2,042	45	—	75	537	784	—	3,833	2,579	829	—	7,241	(1,378)	10/8/2010	2000	40
Ramsey - Upper Saddle River	Ramsey, NJ	(4)	704	5,013	64	—	101	596	829	—	805	5,609	893	—	7,307	(2,014)	10/8/2010	2001	41
Red Bank - Middletown	Red Bank, NJ	(4)	2,846	2,652	52	—	90	683	932	—	2,936	3,335	984	—	7,255	(1,689)	10/8/2010	2000	40
Meadowlands - Rutherford	Rutherford, NJ	(4)	1,972	4,661	49	—	80	721	987	—	2,052	5,382	1,036	—	8,470	(2,258)	10/8/2010	1999	39
Princeton - South Brunswick	S. Brunswick, NJ	(4)	761	3,728	50	—	129	630	949	—	890	4,358	999	—	6,247	(2,020)	10/8/2010	1999	39
Secaucus - Meadowlands	Secaucus, NJ	(4)	1,644	13,946	122	—	74	1,009	1,219	—	1,718	14,955	1,341	—	18,014	(3,981)	10/8/2010	2002	42
Secaucus - New York City Area	Secaucus, NJ	(4)	307	20,368	73	—	133	1,441	1,820	—	440	21,809	1,893	—	24,142	(14,030)	10/8/2010	2000	40
Hanover - Parsippany	Whippany, NJ	(4)	3,549	6,181	60	—	113	950	1,258	—	3,662	7,131	1,318	—	12,111	(2,826)	10/8/2010	1998	38
Newark - Woodbridge	Woodbridge, NJ	(4)	1,814	9,316	61	—	174	1,147	1,308	—	1,988	10,463	1,369	—	13,820	(3,706)	10/8/2010	1999	39
Albuquerque - Airport	Albuquerque, NM	(4)	747	2,314	47	—	68	679	818	—	815	2,993	865	—	4,673	(1,341)	10/8/2010	1999	24
Albuquerque - Rio Rancho	Albuquerque, NM	(4)	1,051	4,453	38	—	56	580	858	—	1,107	5,033	896	—	7,036	(1,451)	10/8/2010	1998	38
Albuquerque - Rio Rancho Blvd.	Rio Rancho, NM	(4)	1,561	5,734	51	—	94	1,147	1,419	—	1,655	6,881	1,470	—	10,006	(1,985)	10/8/2010	1998	39
Las Vegas - East Flamingo	Las Vegas, NV	(4)	1,914	3,649	56	—	126	622	1,316	—	2,040	4,271	1,372	—	7,683	(1,807)	10/8/2010	1998	38
Las Vegas - Midtown	Las Vegas, NV	(4)	1,782	3,495	45	—	79	616	1,008	—	1,861	4,111	1,053	—	7,025	(1,528)	10/8/2010	1998	38
Las Vegas - Valley View	Las Vegas, NV	(4)	2,230	7,604	64	—	163	1,555	1,611	—	2,393	9,159	1,675	—	13,227	(2,586)	10/8/2010	1995	32
Reno - South Meadows	Reno, NV	(4)	1,771	4,821	84	—	69	376	773	—	1,840	5,197	857	—	7,894	(1,501)	10/8/2010	2002	42
Albany - SUNY	Albany, NY	(4)	1,246	6,462	47	—	156	1,285	1,127	—	1,402	7,747	1,174	—	10,323	(2,783)	10/8/2010	1996	36
Buffalo - Amherst	Amherst, NY	(4)	665	5,464	43	—	90	648	946	—	755	6,112	989	—	7,856	(2,217)	10/8/2010	1997	37
Long Island - Bethpage	Bethpage, NY	(4)	4,024	7,727	44	—	131	627	981	—	4,155	8,354	1,025	—	13,534	(2,715)	10/8/2010	1999	39
Syracuse - Dewitt	East Syracuse, NY	(4)	669	4,692	43	—	233	694	936	—	902	5,386	979	—	7,267	(2,246)	10/8/2010	1996	36
White Plains - Elmsford	Elmsford, NY	(4)	1,124	12,986	74	—	420	1,795	1,270	—	1,544	14,781	1,344	—	17,669	(4,325)	10/8/2010	2000	40
Fishkill - Route 9	Fishkill, NY	(4)	1,616	6,316	47	—	51	814	992	—	1,667	7,130	1,039	—	9,836	(1,987)	10/8/2010	1998	38
Fishkill - Westage Center	Fishkill, NY	(4)	946	5,653	111	—	93	413	789	—	1,039	6,066	900	—	8,005	(2,104)	10/8/2010	2004	44
Long Island - Melville	Melville, NY	(4)	7,498	10,315	73	—	95	673	1,109	—	7,593	10,988	1,182	—	19,763	(3,260)	10/8/2010	2000	40
Rochester - Greece	Rochester, NY	(4)	1,005	4,662	45	—	73	793	952	—	1,078	5,455	997	—	7,530	(2,184)	10/8/2010	1996	36
Rochester - Henrietta	Rochester, NY	(4)	1,061	7,451	45	—	71	675	990	—	1,132	8,126	1,035	—	10,293	(2,685)	10/8/2010	1996	36
New York City - LaGuardia Airport	Whitestone, NY	(4)	8,634	14,468	84	—	135	884	1,585	—	8,769	15,352	1,669	—	25,790	(4,056)	10/8/2010	2001	41
Cincinnati - Blue Ash - Reed Hartman	Blue Ash, OH	(4)	956	697	46	—	116	580	1,033	—	1,072	1,277	1,079	—	3,428	(1,081)	10/8/2010	1997	38
Cincinnati - Blue Ash - Kenwood Road	Blue Ash, OH	(4)	928	2,223	50	—	25	1,159	995	—	953	3,382	1,045	—	5,380	(1,167)	10/8/2010	1998	29
Cincinnati - Blue Ash - Reagan Hwy.	Blue Ash, OH	(4)	535	651	28	—	139	545	686	—	674	1,196	714	—	2,584	(742)	10/8/2010	1991	31
Cleveland - Brooklyn	Brooklyn, OH	(4)	1,006	3,280	42	—	147	572	945	—	1,153	3,852	987	—	5,992	(1,544)	10/8/2010	1999	39
Columbus - East	Columbus, OH	(4)	1,036	—	29	—	174	560	831	—	1,210	560	860	—	2,630	(610)	10/8/2010	1989	(6)
Columbus - Easton	Columbus, OH	(4)	1,185	4,416	50	—	123	799	763	—	1,308	5,215	813	—	7,336	(1,831)	10/8/2010	1999	39
Columbus - North	Columbus, OH	(4)	824	1,251	43	—	163	682	958	—	987	1,933	1,001	—	3,921	(891)	10/8/2010	1997	37
Columbus - Polaris	Columbus, OH	(4)	1,431	5,351	61	—	162	985	1,229	—	1,593	6,336	1,290	—	9,219	(2,453)	10/8/2010	1998	39
Columbus - Worthington	Columbus, OH	(4)	781	1,115	36	—	73	638	841	—	854	1,753	877	—	3,484	(787)	10/8/2010	1998	38
Akron - Copley - West	Copley, OH	(4)	795	240	44	—	133	619	809	—	928	859	853	—	2,640	(701)	10/8/2010	1996	26
Akron - Copley - East	Copley, OH	(4)	875	1,080	35	—	126	656	818	—	1,001	1,736	853	—	3,590	(787)	10/8/2010	1997	37
Dayton - North	Dayton, OH	(4)	813	3,567	49	—	106	621	743	—	919	4,188	792	—	5,899	(1,311)	10/8/2010	2000	40
Dayton - South	Dayton, OH	(4)	500	1,899	29	—	273	739	669	—	773	2,638	698	—	4,109	(991)	10/8/2010	1989	29
Columbus - Dublin	Dublin, OH	(4)	1,329	1,294	38	—	99	519	773	—	1,428	1,813	811	—	4,052	(1,123)	10/8/2010	1998	38
Columbus - Sawmill Rd.	Dublin, OH	(4)	577	460	28	—	302	1,068	774	—	879	1,528	802	—	3,209	(581)	10/8/2010	1990	30
Columbus - Tuttle	Dublin, OH	(4)	863	3,396	50	—	88	568	790	—	951	3,964	840	—	5,755	(1,297)	10/8/2010	1998	40
Dayton - Fairborn	Fairborn, OH	(4)	757	2,848	34	—	100	530	862	—	857	3,378	896	—	5,131	(1,280)	10/8/2010	1997	27
Cincinnati - Fairfield	Fairfield, OH	(4)	459	1,293	28	—	166	633	833	—	625	1,926	861	—	3,412	(883)	10/8/2010	1989	29
Findlay - Tiffin Avenue	Findlay, OH	(4)	671	2,596	77	—	127	499	749	—	798	3,095	826	—	4,719	(994)	10/8/2010	1999	43
Toledo - Holland	Holland, OH	(4)	1,002	2,986	45	—	70	766	880	—	1,072	3,752	925	—	5,749	(1,179)	10/8/2010	1997	37
Toledo - Maumee	Maumee, OH	(4)	912	740	34	—	82	448	698	—	994	1,188	732	—	2,914	(622)	10/8/2010	1997	27

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2017 (continued)
(dollars in thousands)

			Initial Cost				Cost Capitalized Subsequent to Acquisition (1)				Gross Amount Carried at Close of Period December 31, 2017								Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	CIP	Land and Improvements	Building and Improvements	FF&E	CIP	Land and Improvements	Building and Improvements	FF&E	CIP	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Cleveland - Middleburg Heights	Middleburg Heights, OH	(4)	980	727	33	—	110	650	1,054	—	1,090	1,377	1,087	—	3,554	(928)	10/8/2010	1997	27
Cleveland - Airport - North Olmsted	North Olmsted, OH	(4)	1,169	909	45	—	162	660	1,153	—	1,331	1,569	1,198	—	4,098	(1,045)	10/8/2010	1998	38
Cleveland - Great Northern Mall	North Olmsted, OH	(4)	1,079	563	41	—	125	617	986	—	1,204	1,180	1,027	—	3,411	(840)	10/8/2010	1997	27
Cleveland - Beachwood - Orange Place - South	Orange, OH	(4)	1,619	—	76	—	92	697	809	—	1,711	697	885	—	3,293	(905)	10/8/2010	2002	(6)
Cleveland - Beachwood - Orange Place - North	Orange, OH	(4)	1,288	2,514	59	—	134	690	1,260	—	1,422	3,204	1,319	—	5,945	(1,494)	10/8/2010	1999	39
Cincinnati - Springdale - I-275	Springdale, OH	(4)	852	1,843	45	—	72	847	920	—	924	2,690	965	—	4,579	(1,066)	10/8/2010	1996	31
Cleveland - Westlake	Westlake, OH	(4)	1,569	1,329	36	—	58	578	759	—	1,627	1,907	795	—	4,329	(851)	10/8/2010	1997	40
Oklahoma City - Airport	Oklahoma City, OK	(4)	1,197	1,835	37	—	113	816	816	—	1,310	2,651	853	—	4,814	(1,119)	10/8/2010	1997	37
Oklahoma City - Northwest	Oklahoma City, OK	(4)	1,252	3,553	47	—	148	737	822	—	1,400	4,290	869	—	6,559	(1,337)	10/8/2010	1998	41
Oklahoma City - NW Expressway	Oklahoma City, OK	(4)	1,152	2,983	43	—	110	606	970	—	1,262	3,589	1,013	—	5,864	(1,518)	10/8/2010	1999	39
Tulsa - Central	Tulsa, OK	(4)	900	4,798	43	—	132	787	904	—	1,032	5,585	947	—	7,564	(1,728)	10/8/2010	1997	32
Tulsa - Midtown	Tulsa, OK	(4)	807	2,461	35	—	112	566	825	—	919	3,027	860	—	4,806	(1,165)	10/8/2010	1997	27
Portland - Beaverton	Beaverton, OR	(4)	3,210	4,410	50	—	101	887	1,128	—	3,311	5,297	1,178	—	9,786	(2,461)	10/8/2010	1997	32
Portland - Beaverton - Eider Court	Beaverton, OR	(4)	1,856	5,825	44	—	94	659	864	—	1,950	6,484	908	—	9,342	(2,163)	10/8/2010	1998	38
Portland - Hillsboro	Hillsboro, OR	(4)	4,174	8,101	63	—	113	1,121	1,214	—	4,287	9,222	1,277	—	14,786	(3,014)	10/8/2010	1998	40
Portland - Gresham	Portland, OR	(4)	2,009	2,822	38	—	110	583	828	—	2,119	3,405	866	—	6,390	(1,508)	10/8/2010	1998	38
Portland - Tigard	Tigard, OR	(4)	3,425	4,456	48	—	105	1,821	1,166	—	3,530	6,277	1,214	—	11,021	(2,393)	10/8/2010	1998	33
Philadelphia - Bensalem	Bensalem, PA	(4)	1,408	6,689	38	—	91	640	790	—	1,499	7,329	828	—	9,656	(2,289)	10/8/2010	1998	38
Allentown - Bethlehem	Bethlehem, PA	(4)	1,054	3,922	96	—	29	546	814	—	1,083	4,468	910	—	6,461	(1,673)	10/8/2010	2003	43
Pittsburgh - Carnegie	Carnegie, PA	(4)	697	6,689	41	—	108	745	788	—	805	7,434	829	—	9,068	(2,409)	10/8/2010	1997	37
Philadelphia - Exton	Exton, PA	(4)	2,343	2,198	44	—	158	717	799	—	2,501	2,915	843	—	6,259	(1,551)	10/8/2010	1999	39
Philadelphia - Horsham - Dresher Rd.	Horsham, PA	(4)	1,691	5,111	49	—	113	896	1,107	—	1,804	6,007	1,156	—	8,967	(2,590)	10/8/2010	1998	38
Philadelphia - Horsham - Welsh Rd.	Horsham, PA	(4)	1,815	2,708	68	—	91	766	872	—	1,906	3,474	940	—	6,320	(1,753)	10/8/2010	2001	41
Philadelphia - King of Prussia	King of Prussia, PA	(4)	2,871	7,293	58	—	181	1,019	1,106	—	3,052	8,312	1,164	—	12,528	(3,084)	10/8/2010	1998	38
Philadelphia - Malvern - Great Valley	Malvern, PA	(4)	1,772	2,699	44	—	89	695	724	—	1,861	3,394	768	—	6,023	(1,610)	10/8/2010	1999	39
Philadelphia - Malvern - Swedesford Rd.	Malvern, PA	(4)	78	4,384	40	—	88	857	849	—	166	5,241	889	—	6,296	(2,748)	10/8/2010	1999	39
Pittsburgh - Monroeville	Monroeville, PA	(4)	1,731	10,487	42	—	117	536	753	—	1,848	11,023	795	—	13,666	(3,081)	10/8/2010	1999	39
Philadelphia - Airport - Bartram Ave.	Philadelphia, PA	(4)	1,654	7,808	52	—	231	600	1,046	—	1,885	8,408	1,098	—	11,391	(2,721)	10/8/2010	1998	38
Philadelphia - Airport - Tinicum Blvd.	Philadelphia, PA	(4)	1,610	9,057	57	—	154	1,000	1,536	—	1,764	10,057	1,593	—	13,414	(3,179)	10/8/2010	1998	38
Pittsburgh - Airport	Pittsburgh, PA	(4)	806	6,583	53	—	111	628	1,026	—	917	7,211	1,079	—	9,207	(2,155)	10/8/2010	1998	39
Wilkes-Barre - Hwy. 315	Plains Township, PA	(4)	852	3,670	108	—	155	500	619	—	1,007	4,170	727	—	5,904	(1,278)	10/8/2010	2003	43
Philadelphia - Plymouth Meeting	Plymouth Meeting, PA	(4)	1,111	7,505	120	—	14	1,957	1,093	—	1,125	9,462	1,213	—	11,800	(3,134)	10/8/2010	2003	43
Pittsburgh - West Mifflin	West Mifflin, PA	(4)	885	7,893	95	—	455	454	672	—	1,340	8,347	767	—	10,454	(2,492)	10/8/2010	2003	43
Providence - East Providence	East Providence, RI	(4)	1,632	6,713	70	—	106	2,736	1,419	—	1,738	9,449	1,489	—	12,676	(993)	10/8/2010	2002	42
Providence - Airport	Warwick, RI	(4)	1,104	2,403	116	—	91	878	989	—	1,195	3,281	1,105	—	5,581	(1,415)	10/8/2010	1997	44
Providence - Warwick	Warwick, RI	(4)	1,563	4,097	69	—	111	470	829	—	1,674	4,567	898	—	7,139	(1,537)	10/8/2010	2001	41
Providence - West Warwick	West Warwick, RI	(4)	1,245	5,104	66	—	72	535	774	—	1,317	5,639	840	—	7,796	(1,664)	10/8/2010	2001	41
Columbia - Ft. Jackson	Columbia, SC	(4)	1,397	4,865	44	—	68	622	904	—	1,465	5,487	948	—	7,900	(1,903)	10/8/2010	1997	32
Columbia - West - Interstate 126	Columbia, SC	(4)	896	2,918	43	—	97	779	952	—	993	3,697	995	—	5,685	(1,511)	10/8/2010	1996	31
Columbia - West - Stoneridge Dr.	Columbia, SC	(4)	554	1,437	33	—	122	496	776	—	676	1,933	809	—	3,418	(900)	10/8/2010	1995	25
Greenville - Airport	Greenville, SC	(4)	727	3,464	40	—	40	393	1,044	—	767	3,857	1,084	—	5,708	(1,396)	10/8/2010	1996	36

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2017 (continued)
(dollars in thousands)

			Initial Cost				Cost Capitalized Subsequent to Acquisition (1)				Gross Amount Carried at Close of Period December 31, 2017								Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	CIP	Land and Improvements	Building and Improvements	FF&E	CIP	Land and Improvements	Building and Improvements	FF&E	CIP	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Greenville - Haywood Mall	Greenville, SC	(4)	672	1,082	33	—	95	461	865	—	767	1,543	898	—	3,208	(910)	10/8/2010	1995	25
Columbia - Northwest/Harbison	Irmo, SC	(4)	816	3,607	59	—	90	871	1,177	—	906	4,478	1,236	—	6,620	(1,681)	10/8/2010	1999	44
Charleston - Mt. Pleasant	Mt. Pleasant, SC	(4)	1,713	5,571	39	—	79	647	892	—	1,792	6,218	931	—	8,941	(2,206)	10/8/2010	1998	38
Charleston - Northwoods Blvd.	N. Charleston, SC	(4)	563	2,087	35	—	85	463	791	—	648	2,550	826	—	4,024	(1,528)	10/8/2010	1996	26
Charleston - Airport	N. Charleston, SC	(4)	1,580	5,652	49	—	119	1,640	1,153	—	1,699	7,292	1,202	—	10,193	(2,063)	10/8/2010	1999	39
Charleston - North Charleston	N. Charleston, SC	(4)	1,124	4,483	46	—	89	1,116	972	—	1,213	5,599	1,018	—	7,830	(2,485)	10/8/2010	1996	31
Nashville - Brentwood	Brentwood, TN	(4)	668	1,588	33	—	277	730	665	—	945	2,318	698	—	3,961	(1,232)	10/8/2010	1990	20
Nashville - Brentwood - South	Brentwood, TN	(4)	1,271	3,746	44	—	106	696	941	—	1,377	4,442	985	—	6,804	(1,825)	10/8/2010	1996	31
Chattanooga - Airport	Chattanooga, TN	(4)	1,045	3,840	44	—	72	1,080	925	—	1,117	4,920	969	—	7,006	(1,546)	10/8/2010	1996	31
Nashville - Franklin - Cool Springs	Franklin, TN	(4)	1,898	3,263	46	—	97	1,004	1,073	—	1,995	4,267	1,119	—	7,381	(1,784)	10/8/2010	1998	33
Knoxville - Cedar Bluff	Knoxville, TN	(4)	768	3,224	36	—	59	721	710	—	827	3,945	746	—	5,518	(1,328)	10/8/2010	1997	32
Knoxville - West Hills	Knoxville, TN	(4)	570	1,826	29	—	54	512	779	—	624	2,338	808	—	3,770	(965)	10/8/2010	1990	30
Memphis - Airport	Memphis, TN	(4)	329	1,900	66	—	41	902	1,057	—	370	2,802	1,123	—	4,295	(1,282)	10/8/2010	1998	38
Memphis - Apple Tree	Memphis, TN	(4)	1,052	—	29	—	64	831	840	—	1,116	831	869	—	2,816	(726)	10/8/2010	1990	(6)
Memphis - Cordova	Memphis, TN	(4)	736	1,937	34	—	77	789	908	—	813	2,726	942	—	4,481	(1,197)	10/8/2010	1996	26
Memphis - Mt. Moriah	Memphis, TN	(4)	827	1,670	45	—	163	1,207	1,049	—	990	2,877	1,094	—	4,961	(1,121)	10/8/2010	1999	39
Memphis - Germantown	Memphis, TN	(4)	1,445	4,416	60	—	110	664	1,195	—	1,555	5,080	1,255	—	7,890	(1,982)	10/8/2010	1999	39
Memphis - Germantown West	Memphis, TN	(4)	849	3,071	42	—	59	587	889	—	908	3,658	931	—	5,497	(1,503)	10/8/2010	1999	39
Memphis - Wolfchase Galleria	Memphis, TN	(4)	1,137	5,177	75	—	90	620	1,197	—	1,227	5,797	1,272	—	8,296	(1,906)	10/8/2010	1999	41
Nashville - Airport	Nashville, TN	(4)	1,033	3,649	42	—	119	720	862	—	1,152	4,369	904	—	6,425	(1,656)	10/8/2010	1997	32
Nashville - Airport - Elm Hill Pike	Nashville, TN	(4)	812	1,543	33	—	294	666	733	—	1,106	2,209	766	—	4,081	(1,155)	10/8/2010	1993	23
Nashville - Airport - Music City	Nashville, TN	(4)	2,779	2,379	56	—	75	896	1,126	—	2,854	3,275	1,182	—	7,311	(1,542)	10/8/2010	1997	32
Nashville - Vanderbilt	Nashville, TN	(4)	1,918	9,993	78	—	81	1,181	1,544	—	1,999	11,174	1,622	—	14,795	(2,863)	10/8/2010	2002	42
Amarillo - West	Amarillo, TX	(4)	489	3,478	45	—	23	534	800	—	512	4,012	845	—	5,369	(1,347)	10/8/2010	2000	40
Arlington	Arlington, TX	(4)	1,155	871	43	—	79	1,069	1,043	—	1,234	1,940	1,086	—	4,260	(1,666)	10/8/2010	1995	30
Arlington - Six Flags	Arlington, TX	(4)	814	4,330	57	—	153	928	1,382	—	967	5,258	1,439	—	7,664	(2,487)	10/8/2010	1997	27
Austin - Round Rock - South	Austin, TX	(4)	676	3,755	96	—	60	585	811	—	736	4,340	907	—	5,983	(1,882)	10/8/2010	2003	43
Austin - Arboretum - Capital of Texas Hwy.	Austin, TX	(4)	734	4,455	43	—	76	712	763	—	810	5,167	806	—	6,783	(1,936)	10/8/2010	1999	39
Austin - Arboretum - North	Austin, TX	(4)	1,080	5,322	56	—	59	756	1,405	—	1,139	6,078	1,461	—	8,678	(2,434)	10/8/2010	1998	40
Austin - Arboretum - South	Austin, TX	(4)	1,059	2,857	44	—	90	993	1,321	—	1,149	3,850	1,365	—	6,364	(2,281)	10/8/2010	1995	30
Austin - Downtown - 6th St.	Austin, TX	(4)	1,915	12,925	50	—	70	670	955	—	1,985	13,595	1,005	—	16,585	(3,604)	10/8/2010	2000	40
Austin - Downtown - Town Lake	Austin, TX	(4)	3,043	11,933	58	—	101	1,183	1,678	—	3,144	13,116	1,736	—	17,996	(3,848)	10/8/2010	1998	38
Austin - Metro	Austin, TX	(4)	677	1,768	53	—	64	407	906	—	741	2,175	959	—	3,875	(979)	10/8/2010	1998	41
Austin - North Central	Austin, TX	(4)	1,711	—	58	—	99	1,443	1,497	—	1,810	1,443	1,555	—	4,808	(1,205)	10/8/2010	1998	(6)
Austin - Northwest - Lakeline Mall	Austin, TX	(4)	601	2,842	75	—	83	453	885	—	684	3,295	960	—	4,939	(1,744)	10/8/2010	2002	42
Austin - Northwest - Research Park	Austin, TX	(4)	1,028	5,422	59	—	136	1,333	1,448	—	1,164	6,755	1,507	—	9,426	(2,734)	10/8/2010	1998	41
Austin - Round Rock - North	Austin, TX	(4)	604	3,676	50	—	164	954	1,077	—	768	4,630	1,127	—	6,525	(1,937)	10/8/2010	1998	28
Austin - Southwest	Austin, TX	(4)	4,628	3,811	84	—	57	664	946	—	4,685	4,475	1,030	—	10,190	(1,998)	10/8/2010	2002	42
Dallas - Bedford	Bedford, TX	(4)	540	2,600	53	—	99	534	973	—	639	3,134	1,026	—	4,799	(1,086)	10/8/2010	1998	41
Corpus Christi - Staples	Corpus Christi, TX	(4)	1,246	5,337	47	—	89	822	911	—	1,335	6,159	958	—	8,452	(1,674)	10/8/2010	1998	38
Dallas - Coit Road	Dallas, TX	(4)	555	1,430	42	—	128	944	1,079	—	683	2,374	1,121	—	4,178	(1,229)	10/8/2010	1994	29
Dallas - Frankford Road	Dallas, TX	(4)	891	1,301	131	—	89	1,577	1,319	—	980	2,878	1,450	—	5,308	(1,767)	10/8/2010	2002	42
Dallas - Greenville Avenue	Dallas, TX	(4)	581	3,125	42	—	90	805	1,003	—	671	3,930	1,045	—	5,646	(1,238)	10/8/2010	1998	38
Dallas - Market Center	Dallas, TX	(4)	748	4,625	71	—	73	510	935	—	821	5,135	1,006	—	6,962	(1,589)	10/8/2010	1997	39
Dallas - Vantage Point Dr.	Dallas, TX	(4)	581	3,317	50	—	126	1,044	1,454	—	707	4,361	1,504	—	6,572	(1,550)	10/8/2010	1997	35
El Paso - Airport	El Paso, TX	(4)	951	6,206	55	—	100	941	901	—	1,051	7,147	956	—	9,154	(2,105)	10/8/2010	1997	32
El Paso - West	El Paso, TX	(4)	918	3,271	34	—	117	759	837	—	1,035	4,030	871	—	5,936	(1,471)	10/8/2010	1997	27
Dallas - Farmers Branch	Farmers Branch, TX	(4)	511	1,451	38	—	70	448	937	—	581	1,899	975	—	3,455	(1,011)	10/8/2010	1998	28
Fort Worth - City View	Fort Worth, TX	(4)	724	2,888	43	—	66	710	957	—	790	3,598	1,000	—	5,388	(1,472)	10/8/2010	1999	39
Fort Worth - Fossil Creek	Fort Worth, TX	(4)	695	3,944	50	—	(5)	537	869	—	690	4,481	919	—	6,090	(1,411)	10/8/2010	1998	40
Fort Worth - Medical Center	Fort Worth, TX	(4)	1,811	3,954	39	—	47	528	857	—	1,858	4,482	896	—	7,236	(1,770)	10/8/2010	1996	31
Fort Worth - Southwest	Fort Worth, TX	(4)	1,102	3,734	46	—	73	599	809	—	1,175	4,333	855	—	6,363	(1,333)	10/8/2010	1998	40
Houston - Galleria - Uptown	Houston, TX	(4)	890	9,696	66	—	61	1,076	1,176	—	951	10,772	1,242	—	12,965	(3,359)	10/8/2010	1998	38

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2017 (continued)
(dollars in thousands)

			Initial Cost				Cost Capitalized Subsequent to Acquisition (1)				Gross Amount Carried at Close of Period December 31, 2017								Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	CIP	Land and Improvements	Building and Improvements	FF&E	CIP	Land and Improvements	Building and Improvements	FF&E	CIP	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Houston - Galleria - Westheimer	Houston, TX	(4)	729	9,020	45	—	66	708	879	—	795	9,728	924	—	11,447	(2,884)	10/8/2010	1999	39
Houston - Greenspoint	Houston, TX	(4)	381	840	39	—	150	540	983	—	531	1,380	1,022	—	2,933	(1,534)	10/8/2010	1998	28
Houston - Med. Ctr. - Greenway Plaza	Houston, TX	(4)	603	8,266	46	—	102	938	977	—	705	9,204	1,023	—	10,932	(2,809)	10/8/2010	1998	38
Houston - Katy Freeway - Energy Corridor	Houston, TX	(4)	2,040	5,507	549	—	38	1,241	911	—	2,078	6,748	1,460	—	10,286	(1,736)	12/31/2013	1998	40
Houston - Katy Frwy - Beltway 8	Houston, TX	(4)	304	2,701	44	—	76	683	902	—	380	3,384	946	—	4,710	(1,770)	10/8/2010	1999	39
Houston - Med. Ctr. - NRG Park - Braeswood Blvd.	Houston, TX	(4)	998	10,111	122	—	132	1,854	1,885	—	1,130	11,965	2,007	—	15,102	(3,609)	10/8/2010	1997	38
Houston - Med. Ctr. - NRG Park - Fannin St.	Houston, TX	(4)	1,311	7,833	53	—	163	1,238	1,581	—	1,474	9,071	1,634	—	12,179	(3,873)	10/8/2010	1995	30
Houston - Med. Ctr. - NRG Park - Kirby	Houston, TX	(4)	544	5,470	60	—	114	744	993	—	658	6,214	1,053	—	7,925	(1,749)	10/8/2010	1997	39
Houston - NASA - Johnson Space Center	Houston, TX	(4)	535	4,068	44	—	135	1,281	1,000	—	670	5,349	1,044	—	7,063	(1,685)	10/8/2010	1998	38
Houston - Northwest	Houston, TX	(4)	499	4,878	50	—	59	699	1,088	—	558	5,577	1,138	—	7,273	(1,526)	10/8/2010	1997	39
Houston - Sugar Land	Houston, TX	(4)	1,882	5,904	549	—	4	871	870	—	1,886	6,775	1,419	—	10,080	(1,912)	12/31/2013	1998	40
Houston - Westchase - Richmond	Houston, TX	(4)	286	3,074	38	—	87	858	865	—	373	3,932	903	—	5,208	(1,343)	10/8/2010	1998	43
Houston - Westchase - Westheimer	Houston, TX	(4)	646	6,571	43	—	78	845	1,223	—	724	7,416	1,266	—	9,406	(3,389)	10/8/2010	1997	27
Houston - Willowbrook	Houston, TX	(4)	836	4,187	48	—	86	1,338	1,330	—	922	5,525	1,378	—	7,825	(2,677)	10/8/2010	1995	30
Houston - Willowbrook - HWY 249	Houston, TX	(4)	329	3,432	38	—	68	905	865	—	397	4,337	903	—	5,637	(1,545)	10/8/2010	1998	38
Dallas - DFW Airport N.	Irving, TX	(4)	698	1,510	130	—	81	792	1,208	—	779	2,302	1,338	—	4,419	(1,292)	10/8/2010	2003	43
Dallas - Las Colinas - Carnaby St.	Irving, TX	(4)	1,220	3,061	51	—	143	907	1,009	—	1,363	3,968	1,060	—	6,391	(1,378)	10/8/2010	1996	31
Dallas - Las Colinas - Green Park Dr.	Irving, TX	(4)	875	2,338	98	—	91	730	1,010	—	966	3,068	1,108	—	5,142	(1,592)	10/8/2010	1998	43
Laredo - Del Mar	Laredo, TX	(4)	513	2,959	63	—	105	676	887	—	618	3,635	950	—	5,203	(1,163)	10/8/2010	2001	41
Dallas - Las Colinas - Meadow Creek Dr.	Las Colinas, TX	(4)	844	3,605	84	—	121	419	1,212	—	965	4,024	1,296	—	6,285	(1,553)	10/8/2010	1998	40
Dallas - Lewisville	Lewisville, TX	(4)	564	1,020	38	—	76	799	873	—	640	1,819	911	—	3,370	(1,225)	10/8/2010	1998	38
Lubbock - Southwest	Lubbock, TX	(4)	571	4,931	76	—	52	557	738	—	623	5,488	814	—	6,925	(1,608)	10/8/2010	2002	42
Dallas - Plano	Plano, TX	(4)	735	4,386	90	—	81	1,009	1,430	—	816	5,395	1,520	—	7,731	(2,154)	10/8/2010	1999	41
Dallas - Plano Parkway - Medical Center	Plano, TX	(4)	649	1,999	45	—	151	470	812	—	800	2,469	857	—	4,126	(1,022)	10/8/2010	1997	41
Dallas - Plano Parkway	Plano, TX	(4)	776	3,662	118	—	63	753	965	—	839	4,415	1,083	—	6,337	(1,604)	10/8/2010	1996	43
Dallas - Richardson	Richardson, TX	(4)	1,014	5,535	144	—	102	1,062	1,920	—	1,116	6,597	2,064	—	9,777	(2,656)	10/8/2010	2002	42
San Antonio - Airport	San Antonio, TX	(4)	1,443	4,710	53	—	85	1,339	1,255	—	1,528	6,049	1,308	—	8,885	(1,858)	10/8/2010	1995	30
San Antonio - Colonnade	San Antonio, TX	(4)	865	5,060	52	—	80	501	869	—	945	5,561	921	—	7,427	(1,698)	10/8/2010	1998	40
Houston - The Woodlands	Spring, TX	(4)	455	5,700	55	—	70	854	1,031	—	525	6,554	1,086	—	8,165	(2,891)	10/8/2010	1998	26
Houston - Stafford	Stafford, TX	(4)	389	1,774	35	—	98	805	864	—	487	2,579	899	—	3,965	(1,039)	10/8/2010	1997	34
Waco - Woodway	Waco, TX	(4)	553	4,053	47	—	60	560	823	—	613	4,613	870	—	6,096	(1,333)	10/8/2010	2001	41
Houston - NASA - Bay Area Blvd.	Webster, TX	(4)	516	5,301	45	—	68	770	935	—	584	6,071	980	—	7,635	(1,748)	10/8/2010	1997	40
Salt Lake City - Union Park	Midvale, UT	(4)	1,236	4,122	47	—	81	796	1,143	—	1,317	4,918	1,190	—	7,425	(2,109)	10/8/2010	1997	37
Salt Lake City - Sugar House	Salt Lake City, UT	(4)	2,166	7,029	39	—	271	824	959	—	2,437	7,853	998	—	11,288	(2,712)	10/8/2010	1998	33
Salt Lake City - Sandy	Sandy, UT	(4)	977	3,949	45	—	154	620	970	—	1,131	4,569	1,015	—	6,715	(1,857)	10/8/2010	1998	38
Salt Lake City - West Valley Center	West Valley, UT	(4)	1,183	3,592	43	—	141	518	965	—	1,324	4,110	1,008	—	6,442	(1,802)	10/8/2010	1997	37
Washington, D.C. - Alexandria - Landmark	Alexandria, VA	(4)	3,627	10,696	44	—	117	586	857	—	3,744	11,282	901	—	15,927	(3,168)	10/8/2010	1999	39
Washington, DC - Alexandria - Eisenhower Ave.	Alexandria, VA	(4)	5,147	14,424	60	—	75	991	1,412	—	5,222	15,415	1,472	—	22,109	(4,192)	10/8/2010	1999	39
Washington, D.C. - Centreville - Manassas	Centreville, VA	(4)	1,542	4,922	105	—	71	525	796	—	1,613	5,447	901	—	7,961	(1,999)	10/8/2010	2004	44
Washington, D.C. - Chantilly	Chantilly, VA	(4)	2,655	3,015	511	—	145	1,008	629	—	2,800	4,023	1,140	—	7,963	(1,931)	12/13/2012	1998	22
Washington, D.C. - Chantilly - Airport	Chantilly, VA	(4)	1,402	3,390	40	—	7	619	789	—	1,409	4,009	829	—	6,247	(1,821)	10/8/2010	1998	38

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2017 (continued)
(dollars in thousands)

			Initial Cost				Cost Capitalized Subsequent to Acquisition (1)				Gross Amount Carried at Close of Period December 31, 2017								Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	CIP	Land and Improvements	Building and Improvements	FF&E	CIP	Land and Improvements	Building and Improvements	FF&E	CIP	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Washington, D.C. - Chantilly - Dulles South	Chantilly, VA	(4)	1,166	5,159	46	—	92	519	757	—	1,258	5,678	803	—	7,739	(2,070)	10/8/2010	2000	40
Chesapeake - Churchland Blvd.	Chesapeake, VA	(4)	647	2,762	57	—	44	471	855	—	691	3,233	912	—	4,836	(1,121)	10/8/2010	2001	42
Chesapeake - Crossways Blvd.	Chesapeake, VA	(4)	1,171	4,773	47	—	135	730	1,094	—	1,306	5,503	1,141	—	7,950	(2,142)	10/8/2010	1996	32
Chesapeake - Greenbrier Circle	Chesapeake, VA	(4)	807	5,349	109	—	72	456	849	—	879	5,805	958	—	7,642	(1,738)	10/8/2010	2005	44
Washington, D.C. - Fairfax	Fairfax, VA	(4)	1,799	3,734	49	—	118	770	860	—	1,917	4,504	909	—	7,330	(1,978)	10/8/2010	1999	39
Washington, D.C. - Fairfax - Fair Oaks Mall	Fairfax, VA	(4)	936	5,713	61	—	61	547	780	—	997	6,260	841	—	8,098	(2,125)	10/8/2010	2000	40
Washington, D.C. - Fairfax - Fair Oaks	Fairfax, VA	(4)	4,167	4,053	693	—	187	735	504	—	4,354	4,788	1,197	—	10,339	(2,422)	12/13/2012	1998	26
Washington, D.C. - Falls Church - Merrifield	Fairfax, VA	(4)	4,389	6,653	910	—	250	805	409	—	4,639	7,458	1,319	—	13,416	(2,752)	12/13/2012	1998	33
Richmond - Innsbrook	Glen Allen, VA	(4)	1,069	1,991	45	—	62	560	897	—	1,131	2,551	942	—	4,624	(1,289)	10/8/2010	1997	27
Richmond - West End - I-64	Glen Allen, VA	(4)	1,999	2,496	501	—	77	676	695	—	2,076	3,172	1,196	—	6,444	(1,725)	12/13/2012	1997	19
Hampton - Coliseum	Hampton, VA	(4)	1,049	2,120	97	—	82	439	1,014	—	1,131	2,559	1,111	—	4,801	(1,411)	10/8/2010	2003	43
Washington, D.C. - Herndon - Dulles	Herndon, VA	(4)	1,159	5,808	150	—	53	295	786	—	1,212	6,103	936	—	8,251	(1,962)	10/8/2010	2005	45
Lynchburg - University Blvd.	Lynchburg, VA	(4)	1,259	4,899	94	—	91	409	893	—	1,350	5,308	987	—	7,645	(1,822)	10/8/2010	2003	43
Newport News - I-64 - Jefferson Avenue	Newport News, VA	(4)	982	2,655	34	—	64	480	829	—	1,046	3,135	863	—	5,044	(1,343)	10/8/2010	1997	27
Newport News - Oyster Point	Newport News, VA	(4)	688	2,950	44	—	66	752	1,018	—	754	3,702	1,062	—	5,518	(1,345)	10/8/2010	1996	32
Washington, D.C. - Reston	Reston, VA	(4)	5,766	7,250	795	—	183	752	495	—	5,949	8,002	1,290	—	15,241	(2,755)	12/13/2012	1998	34
North Chesterfield - Arboretum	Richmond, VA	(4)	1,368	3,745	45	—	46	686	1,206	—	1,414	4,431	1,251	—	7,096	(1,484)	10/8/2010	1998	38
Richmond - W. Broad Street - Glenside - North	Richmond, VA	(4)	1,008	4,037	55	—	57	490	847	—	1,065	4,527	902	—	6,494	(1,233)	10/8/2010	1999	40
Richmond - W. Broad Street - Glenside - South	Richmond, VA	(4)	660	1,677	39	—	89	1,500	876	—	749	3,177	915	—	4,841	(1,272)	10/8/2010	1997	32
Roanoke - Airport	Roanoke, VA	(4)	844	1,949	35	—	46	609	717	—	890	2,558	752	—	4,200	(965)	10/8/2010	1998	34
Washington, D.C. - Springfield	Springfield, VA	(4)	3,417	15,207	134	—	98	614	1,026	—	3,515	15,821	1,160	—	20,496	(3,849)	10/8/2010	2004	44
Washington, D.C. - Sterling	Sterling, VA	(4)	1,375	5,167	39	—	97	487	799	—	1,472	5,654	838	—	7,964	(1,988)	10/8/2010	1998	38
Washington, DC - Sterling - Dulles	Sterling, VA	(4)	4,709	2,618	707	—	200	873	618	—	4,909	3,491	1,325	—	9,725	(2,010)	12/13/2012	1998	23
Washington, D.C. - Tysons Corner	Vienna, VA	(4)	3,716	12,425	49	—	77	986	1,496	—	3,793	13,411	1,545	—	18,749	(3,694)	10/8/2010	1999	39
Virginia Beach - Independence Blvd.	Virginia Beach, VA	(4)	1,769	6,115	43	—	111	696	992	—	1,880	6,811	1,035	—	9,726	(2,389)	10/8/2010	1996	31
Seattle - Bellevue - Downtown	Bellevue, WA	(4)	3,672	9,062	55	—	92	904	1,507	—	3,764	9,966	1,562	—	15,292	(3,027)	10/8/2010	1998	38
Seattle - Bellevue - Factoria	Bellevue, WA	(4)	2,697	8,912	55	—	72	1,302	1,474	—	2,769	10,214	1,529	—	14,512	(3,508)	10/8/2010	1997	32
Seattle - Redmond	Bellevue, WA	(4)	6,206	16,067	71	—	87	1,141	1,643	—	6,293	17,208	1,714	—	25,215	(5,086)	10/8/2010	1998	33
Seattle - Bothell - West	Bothell, WA	(4)	1,236	5,978	64	—	56	421	691	—	1,292	6,399	755	—	8,446	(2,061)	10/8/2010	2001	41
Seattle - Bothell - Canyon Park	Bothell, WA	(4)	2,266	7,932	57	—	96	813	1,044	—	2,362	8,745	1,101	—	12,208	(3,003)	10/8/2010	1998	39
Seattle - Everett - North	Everett, WA	(4)	1,175	6,615	38	—	69	629	1,194	—	1,244	7,244	1,232	—	9,720	(2,261)	10/8/2010	1997	37
Seattle - Everett - Silverlake	Everett, WA	(4)	4,008	9,000	54	—	82	697	1,093	—	4,090	9,697	1,147	—	14,934	(2,731)	10/8/2010	1999	40
Seattle - Federal Way	Federal Way, WA	(4)	761	4,918	38	—	84	609	815	—	845	5,527	853	—	7,225	(2,057)	10/8/2010	1999	39
Tacoma - Fife	Fife, WA	(4)	814	4,397	38	—	68	726	861	—	882	5,123	899	—	6,904	(2,019)	10/8/2010	1997	37
Seattle - Kent	Kent, WA	(4)	923	3,724	43	—	56	1,037	1,072	—	979	4,761	1,115	—	6,855	(1,899)	10/8/2010	1998	38
Seattle - Lynnwood	Lynnwood, WA	(4)	1,829	5,408	41	—	69	623	937	—	1,898	6,031	978	—	8,907	(2,129)	10/8/2010	1998	38
Seattle - Mukilteo	Mukilteo, WA	(4)	1,894	8,893	84	—	64	441	646	—	1,958	9,334	730	—	12,022	(2,539)	10/8/2010	2002	42
Seattle - Renton	Renton, WA	(4)	1,714	5,924	62	—	93	890	1,447	—	1,807	6,814	1,509	—	10,130	(2,547)	10/8/2010	1998	39
Seattle - Northgate	Seattle, WA	(4)	1,214	8,655	86	—	78	756	1,228	—	1,292	9,411	1,314	—	12,017	(2,634)	10/8/2010	2002	42
Tacoma - South	Tacoma, WA	(4)	1,162	6,871	40	—	132	651	895	—	1,294	7,522	935	—	9,751	(2,361)	10/8/2010	1998	40
Seattle - Southcenter	Tukwila, WA	(4)	1,005	4,129	35	—	45	1,759	955	—	1,050	5,888	990	—	7,928	(2,158)	10/8/2010	1998	33
Seattle - Tukwila	Tukwila, WA	(4)	1,056	4,724	38	—	52	552	826	—	1,108	5,276	864	—	7,248	(2,029)	10/8/2010	1997	32
Olympia - Tumwater	Tumwater, WA	(4)	1,428	5,495	70	—	104	550	870	—	1,532	6,045	940	—	8,517	(2,127)	10/8/2010	2001	41
Portland - Vancouver	Vancouver, WA	(4)	1,122	5,671	42	—	88	710	985	—	1,210	6,381	1,027	—	8,618	(2,310)	10/8/2010	1997	37
Appleton - Fox Cities	Appleton, WI	(4)	1,129	3,042	39	—	137	519	796	—	1,266	3,561	835	—	5,662	(1,261)	10/8/2010	1997	37
Milwaukee - Brookfield	Brookfield, WI	(4)	2,579	5,647	49	—	58	1,009	1,135	—	2,637	6,656	1,184	—	10,477	(2,091)	10/8/2010	1998	38

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2017 (continued)
(dollars in thousands)

			Initial Cost				Cost Capitalized Subsequent to Acquisition (1)				Gross Amount Carried at Close of Period December 31, 2017								Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	CIP	Land and Improvements	Building and Improvements	FF&E	CIP	Land and Improvements	Building and Improvements	FF&E	CIP	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Madison - Junction Court	Madison, WI	(4)	1,197	2,790	39	—	77	594	758	—	1,274	3,384	797	—	5,455	(1,198)	10/8/2010	1998	38
Madison - Old Sauk Rd.	Madison, WI	(4)	1,332	2,506	46	—	147	513	775	—	1,479	3,019	821	—	5,319	(1,123)	10/8/2010	1998	39
Milwaukee - Waukesha	Waukesha, WI	(4)	1,311	3,215	44	—	110	876	901	—	1,421	4,091	945	—	6,457	(1,329)	10/8/2010	1997	37
Milwaukee - Wauwatosa	Wauwatosa, WI	(4)	1,732	5,151	44	—	97	651	1,114	—	1,829	5,802	1,158	—	8,789	(1,848)	10/8/2010	1997	41
Undeveloped Land and Construction in Progress:
Undeveloped land parcel	Bloomington, MN		1,821	—	—	—	(146)	—	—	—	1,675	—	—	—	1,675	—	10/8/2010
Construction in Progress			—	—	—	2,017	—	—	—	436	—	—	—	2,453	2,453	—
ESH Hospitality, Inc. and Subsidiaries, Investment In Real Estate			$1,224,827	$2,501,818	$45,898	$2,017	$65,999	$468,587	$609,222	$436	$1,290,827	$2,970,404	$655,120	$2,453	$4,918,804	$(1,143,164)
U.S. Operating Lessees (5)	Various		—	—	—	—	(2,368)	(36,356)	(5,633)	—	(2,368)	(36,356)	(5,633)	—	(44,357)	14,699
ESA Management	Charlotte, NC		—	—	—	—	—	—	21,486	—	—	—	21,486	—	21,486	(14,334)	9/1/2011
Extended Stay America, Inc. and Subsidiaries, Investment in Real Estate			$1,224,827	$2,501,818	$45,898	$2,017	$63,631	$432,231	$625,075	$436	$1,288,459	$2,934,048	$670,973	$2,453	$4,895,933	$(1,142,799)

(1)	Costs capitalized subsequent to acquisition are presented net of disposals and impairment charges.

(2)	The aggregate cost for federal income tax purposes as of December 31, 2017 for Extended Stay America, Inc. and ESH Hospitality, Inc. was $4,943,733 and $4,926,208, respectively.

(3)
Depreciable lives are based on the largest asset — hotel building(s); however, a portion of the real estate at each hotel property consists of items with useful lives less than those of the building(s).

(4)	Each of these properties serve as collateral for the 2016 ESH REIT Credit Facilities.

(5)
These amounts represent cumulative impairment charges recognized by Extended Stay America, Inc. subsidiaries. For real estate owned as of December 31, 2017, the total cumulative impairment charges recognized by the Company and ESH REIT were $44,357 and $0, respectively.

(6)	The majority of the depreciable real estate at this property consists of furniture, fixtures and equipment, which have estimated useful lives that range between 3 and 10 years.

Extended Stay America, Inc. and Subsidiaries and
ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation
(in thousands)
A summary of activity of investment in real estate and accumulated depreciation is as follows:
The Company’s changes in investment in real estate for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Balance, beginning of the period	$4,878,973	$4,703,270	$4,709,962
Additions during period:
Capital Expenditures	166,378	225,323	212,767
Acquisitions	—	—	—
Deductions during period:
Dispositions and other	124,249	39,792	210,448
Impairment	25,169	9,828	9,011
Balance, end of period	$4,895,933	$4,878,973	$4,703,270
The Company’s changes in accumulated depreciation for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Balance, beginning of the period	$973,669	$781,929	$622,514
Additions during period:
Depreciation	227,876	219,969	202,531
Deductions during period:
Dispositions and other	58,746	28,229	43,116
Balance, end of period	$1,142,799	$973,669	$781,929
ESH REIT’s changes in investment in real estate for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Balance, beginning of the period	$4,874,018	$4,685,940	$4,686,608
Additions during period:
Capital Expenditures	163,797	219,681	207,642
Acquisitions	—	—	—
Deductions during period:
Dispositions and other	103,965	31,603	208,310
Impairment	15,046	—	—
Balance, end of period	$4,918,804	$4,874,018	$4,685,940

ESH REIT’s changes in accumulated depreciation for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Balance, beginning of the period	$959,449	$765,034	$606,960
Additions during period:
Depreciation	225,484	216,394	199,044
Deductions during period:
Dispositions and other	41,769	21,979	40,970
Balance, end of period	$1,143,164	$959,449	$765,034
(concluded)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Controls and Procedures (Extended Stay America, Inc.)
Disclosure Controls and Procedures
As of December 31, 2017, Extended Stay America, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of Extended Stay America, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of Extended Stay America, Inc. concluded that the disclosure controls and procedures of Extended Stay America, Inc. were effective to ensure that information required to be disclosed in the reports that Extended Stay America, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of Extended Stay America, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in Extended Stay America, Inc.’s internal control over financial reporting that occurred during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, Extended Stay America, Inc.’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The management of Extended Stay America, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The management of Extended Stay America, Inc., under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of its internal control over financial reporting for Extended Stay America, Inc. as of December 31, 2017. The assessment was performed using the criteria for effective internal control reflected in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on the assessment of the system of internal control for Extended Stay America, Inc., management of Extended Stay America, Inc. determined that as of December 31, 2017, internal control over financial reporting of Extended Stay America, Inc. was effective.
Deloitte & Touche LLP, the independent registered public accounting firm that has audited the consolidated financial statements of Extended Stay America, Inc. included in this combined annual Report on Form 10-K, has issued an attestation report on Extended Stay America, Inc.’s internal control over financial reporting as of December 31, 2017. The report appears in this Item 9A of this combined annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Extended Stay America, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Extended Stay America, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 27, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 27, 2018

Controls and Procedures (ESH Hospitality, Inc.)
Disclosure Controls and Procedures
As of December 31, 2017, ESH Hospitality, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of ESH Hospitality, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of ESH Hospitality, Inc. concluded that the disclosure controls and procedures of ESH Hospitality, Inc. were effective to ensure that information required to be disclosed in the reports that ESH Hospitality, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of ESH Hospitality, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in ESH Hospitality, Inc.’s internal control over financial reporting that occurred during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, ESH Hospitality, Inc.’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The management of ESH Hospitality, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The management of ESH Hospitality, Inc., under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of its internal control over financial reporting for ESH Hospitality, Inc. as of December 31, 2017. The assessment was performed using the criteria for effective internal control reflected in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on the assessment of the system of internal control for ESH Hospitality, Inc., management of ESH Hospitality, Inc. determined that as of December 31, 2017, internal control over financial reporting of ESH Hospitality, Inc. was effective.
Deloitte & Touche LLP, the independent registered public accounting firm that has audited the consolidated financial statements of ESH Hospitality, Inc. included in this combined annual Report on Form 10-K, has issued an attestation report on ESH Hospitality, Inc.’s internal control over financial reporting as of December 31, 2017. The report appears in this Item 9A of this combined annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of ESH Hospitality, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of ESH Hospitality, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 27, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 27, 2018

Item 9B.    Other Information
None.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance
The information regarding our directors and nominees for director required by Item 401 of Regulation S-K will be included under the headings “Proposal 1—Election of Directors” in our Proxy Statements prepared for the solicitation of proxies in connection with our annual Meetings of Shareholders to be held May 16, 2018 (“Proxy Statements”), which information is incorporated by reference herein.
Information regarding our executive officers required by Item 401 of Regulation S-K will be included under the heading “Executive Officers” in our Proxy Statements, which information is incorporated by reference herein.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2017 with respect to the Paired Shares that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	957,110	(1)	—	5,421,041	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	957,110	(1)	—	5,421,041	(2)
________________________

(1)
Includes 918,664 Paired Shares underlying restricted stock unit awards made under the amended and restated Extended Stay America, Inc. Long-Term Incentive Plan, assuming, as applicable, 100% vesting based on achievement of performance conditions, and 38,446 Paired Shares underlying time-vesting restricted stock unit awards made under the amended and restated ESH Hospitality, Inc. Long-Term Incentive Plan.

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
See “Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2017” included in Item 8 of this combined annual report on Form 10-K.
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

4.3.1
Joinder to Registration Rights Agreement, by and among Extended Stay America, Inc., ESH Hospitality, Inc., and other parties thereto, dated September 29, 2015 (filed as Exhibit 4.1 to the Registrants’ Quarterly Report on Form 10-Q (File No. 001-36190) filed October 27, 2015, and incorporated by reference herein).

4.4
Pairing Agreement between Extended Stay America, Inc. and ESH Hospitality, Inc., dated November 12, 2013 (filed as Exhibit 4.3 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed November 18, 2013, and incorporated herein by reference).

Exhibit Number	Description

4.5
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

4.6.2
Second Supplemental Indenture, dated September 29, 2016, among ESH Hospitality, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas (filed as Exhibit 4.6.2 to the Registrants’ Quarterly Report on Form 10-Q (File No. 001-36190) filed February 28, 2017, and incorporated herein by reference).

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

10.8.2
Termination of Trademark License Agreement, dated July 11, 2017, by and between ESH Strategies Branding LLC and ESA Canada Operating ULC (f/k/a ESA Canada Operating Lessee Inc.) (filed as Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q (File No. 001-36190) filed November 11, 2017, and incorporated herein by reference).

10.9
Trademark License Agreement, effective as of July 31, 2017, by and between ESH Strategies Branding LLC and ESH Strategies Franchise LLC (filed as Exhibit 10.3 to the Registrants’ Quarterly Report on Form 10-Q (File No. 001-36190) filed November 11, 2017, and incorporated herein by reference).

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

Exhibit Number	Description

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

10.20.1
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

10.20.2
Partial Termination Side Letter, dated as of May 16, 2017, of that certain (i) Amended and Restated Lease Agreement, dated August 30, 2016, between ESA P Portfolio L.L.C., ESA P Portfolio MD Trust, and ESH/TN Properties LLC, individually and collectively as Landlord, and ESA P Portfolio Operating Lessee LLC, as Tenant, as amended by that certain First Amendment to Amended and Restated Lease Agreement, dated January 6, 2017, and (ii) Amended and Restated Management Agreement, between Tenant and ESA Management, LLC, as Manager, dated as of August 30, 2016 (filed as Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q (File No. 001-36190) filed August 1, 2017, and incorporated herein by reference).

10.21
Amended and Restated Lease Agreement, dated as of August 30, 2016, by and between ESA Canada Administrator L.L.C., as Landlord, ESA Canada Properties Trust, as Beneficial Owner, and ESA Canada Operating Lessee ULC, as Tenant (filed as Exhibit 10.7 to the Registrants’ Quarterly Report on Form 10-Q (File No. 001-36190) filed October 25, 2016, and incorporated herein by reference).

10.21.1
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

10.24
Form of Indemnification Agreement between Extended Stay America, Inc. and Directors and Executive Officers (filed as Exhibit 10.27 to the Registrants’ Amendment No. 8 to Registration Statement on Form S-1 (File No. 333-190052) filed November 8, 2013, and incorporated herein by reference).

10.25
Form of Indemnification Agreement between ESH Hospitality, Inc. and Directors and Executive Officers (filed as Exhibit 10.28 to the Registrants’ Amendment No. 8 to Registration Statement on Form S-1 (File No. 333-190052) filed November 8, 2013, and incorporated herein by reference).

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

10.30†
Form of Participation Agreement under the Extended Stay America, Inc. Executive Severance Plan (Employees of ESA Management, LLC) (filed as Exhibit 10.2 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed June 23, 2014, and incorporated herein by reference).

10.31†
Letter Agreement, dated as of December 11, 2014, between Extended Stay America, Inc. and ESH Hospitality, Inc. and John R. Dent (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed December 17, 2014, and incorporated herein by reference).

10.32†
Letter Agreement, dated as of December 9, 2014, between Extended Stay America, Inc. and Tom Bardenett (filed as Exhibit 10.2 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed December 17, 2014, and incorporated herein by reference).

10.33†
Form of Amended and Restated Extended Stay America, Inc. Long-Term Incentive Plan Restricted Stock Unit Agreement (Time-Vesting & Performance-Vesting) (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed May 21, 2015, and incorporated herein by reference).

10.34†
Form of Amended and Restated Extended Stay America, Inc. Long-Term Incentive Plan Restricted Stock Unit Agreement (Time-Vesting) (filed as Exhibit 10.2 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed May 22, 2015, and incorporated herein by reference).

10.35†
Form of Amended and Restated Extended Stay America, Inc. Long-Term Incentive Plan Restricted Stock Unit Agreement (Time-Vesting) for Directors (filed as Exhibit 10.6 to the Registrants’ Quarterly Report on Form 10-Q (File No. 001-36190) filed on July 30, 2015, and incorporated herein by reference).

10.36†
Form of Amended and Restated ESH Hospitality, Inc. Long-Term Incentive Plan Restricted Stock Unit Agreement (Time-Vesting) for Directors (filed as Exhibit 10.8 to the Registrants’ Quarterly Report on Form 10-Q (File No. 001-36190) filed on July 30, 2015, and incorporated herein by reference).

10.37†
Extended Stay America, Inc. Annual Incentive Plan (filed as Annex B to Extended Stay America, Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 001-36190) filed April 21, 2015, and incorporated herein by reference).

10.38†
Letter Agreement by and between Extended Stay America, Inc. and Gerardo Lopez dated July 17, 2015 (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed July 21, 2015, and incorporated herein by reference).

10.39†
Restricted Stock Unit Agreement by and between Extended Stay America, Inc. and Gerardo I. Lopez dated September 3, 2015 (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed September 4, 2015, and incorporated herein by reference).

10.40†
ESA Management, LLC Deferred Compensation Plan, effective June 9, 2016 (filed as Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q (File No. 001-36190) filed July 28, 2016, and incorporated herein by reference).

10.41†
Letter Agreement by and between Extended Stay America, Inc. and Gerardo Lopez dated December 18, 2017 (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed December 18, 2017, and incorporated herein by reference).

10.42†
Letter Agreement by and between Extended Stay America, Inc. and Jonathan S. Halkyard dated December 18, 2017 (filed as Exhibit 10.2 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed December 18, 2017, and incorporated herein by reference).

Exhibit Number	Description

10.43
Credit Agreement, dated as of August 30, 2016, by and among Extended Stay America, Inc., as Borrower, the lenders from time to time party thereto and Deutsche Bank AG New York Branch, as Administrative Agent (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 01-36190) filed August 31, 2016, and incorporated by reference herein).

10.44
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

10.44.1
First Amendment to Credit Agreement, dated as of March 1, 2017, by and among ESH Hospitality, Inc., as Borrower, the guarantors party thereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent, Collateral Agent and L/C Issuer, and the other lenders party thereto from time to time (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 01-36190) filed March 3, 2017, and incorporated by reference herein).

10.44.2
Second Amendment to Credit Agreement, dated as of November 21, 2017, by and among ESH Hospitality, Inc., as Borrower, the guarantors party thereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent, Collateral Agent and L/C Issuer, and the other lenders party thereto from time to time (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 01-36190) filed November 21, 2017, and incorporated by reference herein).

10.45
Credit Agreement, dated as of August 30, 2016, by and among ESH Hospitality, Inc., as Borrower, the guarantors party thereto from time to time and Extended Stay America, Inc., as Lender (filed as Exhibit 10.3 to the Registrants’ Current Report on Form 8-K (File No. 01-36190) filed August 31, 2016, and incorporated by reference herein).

10.46
Share Repurchase Agreement, dated March 1, 2017, by and among Extended Stay America, Inc., ESH Hospitality, Inc. and each of the entities identified on Schedule 1 thereto (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 01-36190) filed March 7, 2017, and incorporated by reference herein).

10.47
Share Repurchase Agreement, dated April 26, 2017, by and among Extended Stay America, Inc., ESH Hospitality, Inc. and each of the entities identified on Schedule 1 thereto (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 01-36190) filed April 28, 2017, and incorporated by reference herein).

10.48
Share Repurchase Agreement, dated May 29, 2017, by and among Extended Stay America, Inc., ESH Hospitality, Inc. and each of the entities identified on Schedule 1 thereto (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 01-36190) filed May 31, 2017, and incorporated by reference herein).

10.49
Preferred Stock Repurchase Agreement, dated June 15, 2017, by and among Extended Stay America, Inc. and each of the entities identified on Schedule 1 thereto (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 01-36190) filed June 15, 2017, and incorporated by reference herein).

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

Item 16.        Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXTENDED STAY AMERICA, INC.

By:	/s/ JONATHAN S. HALKYARD
Jonathan S. Halkyard
Chief Executive Officer
Date: February 27, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JONATHAN S. HALKYARD	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2018
Jonathan S. Halkyard

/s/ DAVID CLARKSON	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2018
David Clarkson

/s/ DOUGLAS G. GEOGA	Director	February 27, 2018
Douglas G. Geoga

/s/ KAPILA K. ANAND	Director	February 27, 2018
Kapila K. Anand

/s/ JODIE W. MCLEAN	Director	February 27, 2018
Jodie W. McLean

/s/ THOMAS F. O’TOOLE	Director	February 27, 2018
Thomas F. O’Toole

/s/ RICHARD F. WALLMAN	Director	February 27, 2018
Richard F. Wallman

/s/ ELLEN KESZLER	Director	February 27, 2018
Ellen Keszler

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESH HOSPITALITY, INC.

By:	/s/ JONATHAN S. HALKYARD
Jonathan S. Halkyard
Chief Executive Officer
Date: February 27, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JONATHAN S. HALKYARD	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2018
Jonathan S. Halkyard

/s/ DAVID CLARKSON	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2018
David Clarkson

/S/ DOUGLAS G. GEOGA	Director	February 27, 2018
Douglas G. Geoga

/s/ KAPILA K. ANAND	Director	February 27, 2018
Kapila K. Anand

/s/ NEIL BROWN	Director	February 27, 2018
Neil Brown

/s/ STEVEN KENT	Director	February 27, 2018
Steven Kent

/s/ LISA PALMER	Director	February 27, 2018
Lisa Palmer