Form 10-Q
period 2018-03-31
Extended Stay America, Inc.; ESH Hospitality, Inc.
filed 2018-04-26
CIK 1581164, 1507563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
189,954,984 shares of common stock, par value $0.01 per share, of Extended Stay America, Inc., which are attached to and traded together with 189,954,984 shares of Class B common stock, par value $0.01 per share, of ESH Hospitality, Inc., and 250,493,583 shares of Class A common stock, par value $0.01 per share, of ESH Hospitality, Inc., were all outstanding as of April 24, 2018.

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
We believe combining the quarterly reports on Form 10-Q of the Corporation and ESH REIT into this single report results in the following benefits:

•
Enhances investors’ understanding of the Corporation and ESH REIT by enabling investors, whose ownership of Paired Shares, as defined herein, gives them an ownership interest in our hotel properties through ESH REIT and in the operation, management, development and franchising of hotels and other aspects of our business through the Corporation, to view the business as a whole;

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
Statements herein include forward-looking statements. When used in this combined quarterly report on Form 10-Q, the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “will,” “look forward to” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved and actual results may differ materially from what is expressed in or indicated by the forward-looking statements.
As disclosed in our combined annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2018 and in other filings with the SEC, there are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this combined quarterly report on Form 10-Q. You should evaluate all forward-looking statements made in this combined quarterly report on Form 10-Q in the context of these risks and uncertainties.
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

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2018 AND DECEMBER 31, 2017
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $1,129,333 and $1,142,799	$3,568,984	$3,753,134
RESTRICTED CASH	58,268	37,631
CASH AND CASH EQUIVALENTS	190,753	113,343
INTANGIBLE ASSETS - Net of accumulated amortization of $10,119 and $9,690	29,259	27,043
GOODWILL	47,468	48,866
ACCOUNTS RECEIVABLE - Net of allowance for doubtful accounts of $1,721 and $2,206	21,561	21,578
DEFERRED TAX ASSETS	13,436	8,125
OTHER ASSETS	61,485	66,285
TOTAL ASSETS	$3,991,214	$4,076,005
LIABILITIES AND EQUITY
LIABILITIES:
Term loan facilities payable - Net of unamortized deferred financing costs and debt discount of $17,270 and $18,695	$1,203,477	$1,265,112
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $29,309 and $30,344	1,270,691	1,269,656
Mandatorily redeemable preferred stock - $0.01 par value, $1,000 redemption value, 8.0%, 350,000,000 shares authorized, 7,133 and 7,133 shares issued and outstanding	7,133	7,133
Accounts payable and accrued liabilities	208,241	188,257
Total liabilities	2,689,542	2,730,158
COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Common stock - $0.01 par value, 3,500,000,000 shares authorized, 190,631,604 and 192,099,933 shares issued and outstanding	1,906	1,921
Additional paid in capital	759,042	768,679
Retained earnings (accumulated deficit)	(6,242)	6,917
Accumulated other comprehensive income	3,521	3,066
Total Extended Stay America, Inc. shareholders’ equity	758,227	780,583
Noncontrolling interests	543,445	565,264
Total equity	1,301,672	1,345,847
TOTAL LIABILITIES AND EQUITY	$3,991,214	$4,076,005
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
REVENUES:
Room revenues	$290,210	$285,808
Other hotel revenues	5,275	5,183
Franchise and management fees	623	—
	296,108	290,991
Other revenues from franchised and managed properties	1,659	—
Total revenues	297,767	290,991
OPERATING EXPENSES:
Hotel operating expenses	142,630	141,660
General and administrative expenses	25,221	26,307
Depreciation and amortization	54,015	57,671
Impairment of long-lived assets	43,600	12,423
	265,466	238,061
Other expenses from franchised and managed properties	1,659	—
Total operating expenses	267,125	238,061
GAIN ON SALE OF HOTEL PROPERTIES (Note 4)	38,082	—
OTHER INCOME	5	1
INCOME FROM OPERATIONS	68,729	52,931
OTHER NON-OPERATING EXPENSE (INCOME)	197	(1,221)
INTEREST EXPENSE, NET	31,640	33,606
INCOME BEFORE INCOME TAX EXPENSE	36,892	20,546
INCOME TAX EXPENSE	5,797	4,483
NET INCOME	31,095	16,063
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(16,243)	7,038
NET INCOME ATTRIBUTABLE TO EXTENDED STAY AMERICA, INC. COMMON SHAREHOLDERS	$14,852	$23,101
NET INCOME PER EXTENDED STAY AMERICA, INC. COMMON SHARE:
Basic	$0.08	$0.12
Diluted	$0.08	$0.12
WEIGHTED-AVERAGE EXTENDED STAY AMERICA, INC. COMMON SHARES OUTSTANDING:
Basic	192,201	195,097
Diluted	192,566	195,386
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
NET INCOME	$31,095	$16,063
OTHER COMPREHENSIVE INCOME, NET OF TAX:
FOREIGN CURRENCY TRANSLATION ADJUSTMENT:
FOREIGN CURRENCY TRANSLATION (LOSS) GAIN, NET OF TAX OF $0 and $125	(52)	405

DERIVATIVE ADJUSTMENT:
INTEREST RATE CASH FLOW HEDGE GAIN (LOSS), NET OF TAX OF $174 and $(128)	1,698	(456)

COMPREHENSIVE INCOME	32,741	16,012
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(17,057)	7,061
COMPREHENSIVE INCOME ATTRIBUTABLE TO EXTENDED STAY AMERICA, INC. COMMON SHAREHOLDERS	$15,684	$23,073
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(In thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Extended Stay America, Inc. Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount
January 1, 2017	195,407	$1,957	$774,811	$23,679	$(5,615)	$794,832	$582,407	$1,377,239
Net income (loss)	—	—	—	23,101	—	23,101	(7,038)	16,063
Foreign currency translation gain, net of tax	—	—	—	—	173	173	232	405
Interest rate cash flow hedge loss, net of tax	—	—	—	—	(201)	(201)	(255)	(456)
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(1,408)	(17)	—	(14,561)	—	(14,578)	(8,546)	(23,124)
Corporation common distributions - $0.04 per common share	—	—	—	(7,945)	—	(7,945)	—	(7,945)
ESH REIT common distributions - $0.15 per Class B common share	—	—	—	—	—	—	(29,588)	(29,588)
ESH REIT preferred distributions	—	—	—	—	—	—	(4)	(4)
Adjustment to noncontrolling interest for change in ownership of ESH REIT	—	—	(746)	—	—	(746)	746	—
Equity-based compensation	283	3	(1,598)	—	—	(1,595)	1,037	(558)
BALANCE - March 31, 2017	194,282	$1,943	$772,467	$24,274	$(5,643)	$793,041	$538,991	$1,332,032

	Common Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Extended Stay America, Inc. Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE - January 1, 2018	192,100	$1,921	$768,679	$6,917	$3,066	$780,583	$565,264	$1,345,847
Net income	—	—	—	14,852	—	14,852	16,243	31,095
Foreign currency translation loss, net of tax	—	—	—	—	(52)	(52)	—	(52)
Cumulative effect adjustment of ASU 2017-12	—	—	—	377	(377)	—	—	—
Interest rate cash flow hedge gain, net of tax	—	—	—	—	884	884	814	1,698
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(1,790)	(18)	—	(22,363)	—	(22,381)	(12,798)	(35,179)
Corporation common distributions - $0.06 per common share	—	—	(5,477)	(6,025)	—	(11,502)	—	(11,502)
ESH REIT common distributions - $0.15 per Class B common share	—	—	—	—	—	—	(28,768)	(28,768)
ESH REIT preferred distributions	—	—	—	—	—	—	(4)	(4)
Adjustment to noncontrolling interest for change in ownership of ESH REIT	—	—	(1,833)	—	—	(1,833)	1,833	—
Equity-based compensation	322	3	(2,327)	—	—	(2,324)	861	(1,463)
BALANCE - March 31, 2018	190,632	$1,906	$759,042	$(6,242)	$3,521	$758,227	$543,445	$1,301,672
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES:
Net income	$31,095	$16,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	53,586	57,336
Amortization of intangible assets	429	335
Foreign currency transaction loss	197	21
Gain on interest rate swap	—	(889)
Amortization and write-off of deferred financing costs and debt discount	2,625	2,025
Amortization of above-market ground leases	(34)	(34)
Debt prepayment and extinguishment costs	—	1,168
Loss on disposal of property and equipment	1,492	3,470
Gain on sale of hotel properties	(38,082)	—
Impairment of long-lived assets	43,600	12,423
Equity-based compensation	2,403	2,683
Deferred income tax (benefit) expense	(5,485)	4,572
Changes in assets and liabilities:
Accounts receivable, net	63	328
Other assets	4,938	(1,832)
Accounts payable and accrued liabilities	21,908	12,463
Net cash provided by operating activities	118,735	110,132
INVESTING ACTIVITIES:
Purchases of property and equipment	(29,397)	(48,447)
Development in process payments	(4,175)	—
Proceeds from sale of hotel properties	155,244	—
Proceeds from insurance and related recoveries	904	140
Net cash provided by (used in) investing activities	122,576	(48,307)
FINANCING ACTIVITIES:
Principal payments on term loan facilities	(63,060)	(6,492)
Proceeds from revolving credit facilities	—	65,000
Payments on revolving credit facilities	—	(75,000)
Debt prepayment and extinguishment costs	—	(1,168)
Tax withholdings related to restricted stock unit settlements	(3,894)	(3,245)
Repurchase of Corporation common stock and ESH REIT class B common stock (Paired Shares)	(35,179)	(23,124)
Corporation common distributions	(11,788)	(7,957)
ESH REIT common distributions	(29,297)	(29,579)
Net cash used in financing activities	(143,218)	(81,565)
CHANGES IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH DUE TO CHANGES IN FOREIGN CURRENCY EXCHANGE RATES	(46)	69
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	98,047	(19,671)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - Beginning of period	150,974	105,772
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - End of period	$249,021	$86,101
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties	$12,230	$18,073
Cash payments for income taxes, net of refunds of $6 and $26	$482	$931
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable and accrued liabilities	$12,655	$15,719
Corporation common stock distributions included in accounts payable and accrued liabilities	$253	$543
ESH REIT common stock distributions included in accounts payable and accrued liabilities	$465	$1,273
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2018 AND DECEMBER 31, 2017 AND FOR THE THREE MONTHS ENDED
MARCH 31, 2018 AND 2017
(Unaudited)

1.	BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION
Extended Stay America, Inc. (the “Corporation”) was incorporated in the state of Delaware on July 8, 2013. ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. The Corporation owns, and is expected to continue to own, all of the issued and outstanding Class A common stock of ESH REIT, which, as of March 31, 2018, represents approximately 57% of the outstanding common stock of ESH REIT. Due to its controlling interest in ESH REIT, the Corporation consolidates the financial position, results of operations, comprehensive income and cash flows of ESH REIT. The term, “the Company,” as used herein refers to the Corporation and its consolidated subsidiaries, including ESH REIT.
A "Paired Share" consists of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. Each outstanding share of Corporation common stock is attached to and trades with one share of ESH REIT Class B common stock.
The Company is an integrated/owner operator of company-branded hotels and is also engaged in managing and franchising extended stay hotels in North America for third parties. As of December 31, 2017, the Company owned and operated 624 hotel properties in 44 U.S. states, consisting of approximately 68,600 rooms, and managed three hotels under short-term management agreements. In February 2018, the Company sold twenty-five hotels for approximately $112.1 million. The Company manages these hotels under a twenty-year management agreement, with the option for the third-party owner to convert the hotels to independently managed franchises after two years. In March 2018, the Company sold one additional hotel for approximately $44.8 million. The Company manages this hotel under a short-term management agreement. As a result of these and other transactions, as of March 31, 2018, the Company owned and operated 598 hotel properties in 44 U.S. states, consisting of approximately 66,100, rooms and franchised or managed 27 hotels for third parties, consisting of approximately 2,700 rooms. All system-wide hotels are operated under the Extended Stay America brand.
Hotel properties owned by the Company are owned by wholly-owned subsidiaries of ESH REIT and are operated by wholly-owned subsidiaries of the Corporation (the “Operating Lessees”) pursuant to leases between the entities. The hotels are managed by ESA Management LLC (“ESA Management”), a wholly-owned subsidiary of the Corporation, which also manages hotels on behalf of third parties. The Extended Stay America brand is owned by ESH Hospitality Strategies LLC (“ESH Strategies”), also a wholly-owned subsidiary of the Corporation. ESH Strategies licenses the brand and intellectual property related to our business to its subsidiary, ESH Strategies Franchise LLC, which licenses them to third parties.
As of March 31, 2018 and December 31, 2017, the Corporation had approximately 190.6 million shares and 192.1 million shares of common stock outstanding, respectively, approximately 99.3% of which were owned by the public and approximately 0.7% of which were owned by senior management and certain directors. As of March 31, 2018 and December 31, 2017, ESH REIT’s common equity consisted of the following: (i) approximately 250.5 million shares of Class A common stock outstanding (approximately 57% of its common equity), all of which were owned by the Corporation, and (ii) approximately 190.6 million shares and 192.1 million shares of Class B common stock outstanding, respectively, approximately 43% of its common equity, approximately 99.3% of which were owned by the public and approximately 0.7% of which were owned by senior management and certain directors of the Corporation and ESH REIT.
Paired Share Repurchase Program - In January and February 2018, the Boards of Directors of the Corporation and ESH REIT authorized an extension of the maturity date of the combined Paired Share repurchase program to up to $400 million of Paired Shares. Repurchases may be made at management's discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of March 31, 2018, the Corporation and ESH REIT had repurchased and retired approximately 14.8 million Paired Shares for approximately $148.1 million and $89.3 million, respectively.
Basis of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”), and include the financial position, results of operations, comprehensive income, changes in equity and cash flows of the Corporation and its consolidated subsidiaries. Third party equity interests in consolidated subsidiaries are presented as noncontrolling interests.  Despite the fact that each share of Corporation common stock is paired on a one-for-one basis with each share of ESH REIT Class B common stock, the Corporation does not own ESH REIT Class B common stock; therefore, ESH REIT Class B common stock represents a third party equity interest. As such, the rights associated with ESH REIT Class B common stock, along with other third party equity interests in ESH REIT, which include 125 shares of preferred stock, are presented as noncontrolling interests in the accompanying unaudited condensed consolidated financial statements. Changes in ownership interests in a consolidated subsidiary that do not result in a loss of control are accounted for as equity transactions. All intercompany accounts and transactions have been eliminated. With respect to the unaudited condensed consolidated statements of cash flows and segments disclosure (Note 11), certain prior period amounts have been presented for comparability to current period presentation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Presentation—Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP have been condensed or omitted in the accompanying unaudited condensed consolidated financial statements. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2017 included in the combined annual report on Form 10-K filed with the SEC on February 27, 2018.
The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of March 31, 2018, the results of the Company’s operations, comprehensive income and changes in equity and cash flows for the three months ended March 31, 2018 and 2017. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations, including the impact of dispositions and hotel renovations.
Use of Estimates—The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management used significant estimates to determine the estimated useful lives of tangible assets as well as in the assessment of tangible and intangible assets for impairment (see Note 5), estimated liabilities for insurance reserves and income taxes and the grant-date fair value of certain equity-based awards. Actual results could differ from those estimates.
Property and Equipment—Property and equipment additions are recorded at cost. Major improvements that extend the life or utility of property or equipment are capitalized and depreciated over a period equal to the shorter of the estimated useful life of the improvement or the remaining estimated useful life of the asset. Ordinary repairs and maintenance are expensed as incurred. Depreciation and amortization are recorded on a straight-line basis over estimated useful lives which range from two to 49 years.
Management assesses the performance of long-lived assets for potential impairment quarterly, as well as when events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. Recoverability of property and equipment is measured by a comparison of the carrying amount of a hotel property (or group of hotel properties) to the estimated future undiscounted cash flows expected to be generated by the hotel property (or group of hotel properties). Impairment is recognized when estimated future undiscounted cash flows, including proceeds from disposition, are less than the carrying value of the hotel property (or group of hotel properties). To the extent that a hotel property (or group of hotel properties) is impaired, the excess carrying amount over estimated fair value is recognized as an impairment charge and reduces income from operations. Fair value is determined based upon the discounted cash flows of the hotel property (or group of hotel properties), bids, quoted market prices or independent appraisals, as considered necessary. The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, then an impairment charge to reduce the carrying value of a hotel property, or multiple hotel properties, could occur in a future period in which conditions change (see Note 5).
Segments—The Company has two operating segments based on the management of its business, owned hotels and franchise and management. The Company assesses the performance of these segments on an individual basis (see Note 11).
Recently Issued Accounting Standards

Comprehensive Income—In February 2018, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act ("TCJA"). This update is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. The Company is currently assessing the impact the adoption of this update will have on its unaudited condensed consolidated financial statements.
Goodwill—In January 2017, the FASB issued an accounting standards update in which the guidance on testing for goodwill was updated to eliminate Step 2 in the determination on whether goodwill should be considered impaired. Annual and/or interim assessments are still required. This update will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of this update to have a material effect on its unaudited condensed consolidated financial statements.
Statement of Cash Flows—In August and November 2016, the FASB issued accounting standards updates which provide additional clarity on the classification of specific events on the statement of cash flows. These events include debt prepayment and extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, distributions received from equity method investees and beneficial interests in securitization transactions. These updates also require amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts on the statement of cash flows. The Company adopted these updates on January 1, 2018, using a retrospective transition method to each period presented. The adoption of these updates required cash outflows related to debt prepayment and extinguishment costs to be classified as financing activities, none of which were incurred during the three months ended March 31, 2018. For the three months ended March 31, 2017, debt modification and extinguishment costs included within net cash provided by operating activities, as originally presented, totaled approximately $1.2 million and have been adjusted. An additional effect of the adoption of this accounting standard was to include restricted cash in the beginning and end of period balances instead of in investing activities, as they were previously. For the three months ended March 31, 2017, changes in restricted cash included within net cash used in investing activities, as originally presented, was approximately $0.3 million.
Compensation—Stock Compensation—In May 2017, the FASB issued an accounting standards update that provides guidance about which changes to the terms or conditions of a share-based payment award requires an entity to apply modification accounting. This update was effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted and should be applied prospectively to awards modified on or after the adoption date. The Company adopted this update on January 1, 2018 using a prospective transition method. The adoption of this update did not have a material effect on the Company’s unaudited condensed consolidated financial statements.
Derivatives and Hedging—In August 2017, the FASB issued an accounting standards update which changes the designation and measurement guidance for qualifying hedging relationships and the presentation of hedging results. This update expands and refines hedge accounting and aligns recognition and presentation of its effects within the financial statements. This update is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and requires a cumulative-effect adjustment to the balance of retained earnings as of the beginning of the fiscal year that an entity adopts this update. The Company adopted this update on January 1, 2018 and recorded a cumulative-effect adjustment to reclassify a previously recorded loss of approximately $0.7 million from retained earnings to accumulated other comprehensive income. In addition to the cumulative-effect adjustment, expected impacts of adoption include, on a prospective basis, the elimination of hedge ineffectiveness related to designated interest rate swaps, the presentation of all interest rate hedge related items that impact earnings in the interest expense line item in the consolidated statement of operations and an election to perform qualitative assessments of hedge effectiveness.
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
In January 2018, the FASB issued an accounting standards update that permits an entity to elect an optional transition practical expedient to not evaluate land easements that existed or expired before the entity’s adoption of the new lessee model that were not previously accounted for as leases under previous lease guidance. The update may be early adopted and should be applied prospectively to all new or modified land easements to determine whether the arrangement should be accounted for as a lease. An entity that does not elect this practical expedient is required to evaluate all existing or expired land easements in connection with the adoption of the new lessee model to assess whether they meet the definition of a lease.
As of March 31, 2018, using its incremental borrowing rate with respect to the future minimum lease payments under its operating leases (ground leases and corporate office lease), the Company has preliminarily estimated that the lease liability would be between approximately $13.5 million and $17.5 million and the right of use asset would be between approximately $5.5 million and $9.5 million, which includes adjustments for accrued lease payments, above market lease liabilities and lease incentives.
The recording of a lease obligation may increase total indebtedness for purposes of financial covenants within certain of the Company’s existing debt agreements; however, the Company currently does not expect this increase to cause instances of non-compliance with any of these covenants. The Company does not expect the adoption of this update to have a material effect on its consolidated statements of operations or cash flows. The Company expects to elect the optional practical expedients which relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The election to apply these practical expedients will, in effect, mean the Company will continue to account for leases that commenced before the effective date in accordance with previous U.S. GAAP unless the lease is modified, except that the Company will recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were disclosed under previous U.S. GAAP.
Contractual Revenue—The Company adopted ASC 606, Revenue from Contracts with Customers, on January 1, 2018, on a modified retrospective basis to all contracts as of January 1, 2018. The core principle of ASC 606 is that recognized revenue reflects consideration to which a company is entitled in exchange for specifically identified services. ASC 606 requires companies to use the following five-step model as part of their revenue recognition process: (1) identify the contract; (2) identify performance obligations; (3) determine the transaction price; (4) allocate the transaction price to performance obligations; and (5) recognize revenue when performance obligations are satisfied.
As a practical expedient, the Company elected to apply its contract review to portfolios of contracts with similar characteristics as the Company expects the effects of applying these contracts on a portfolio basis compared to an individual basis would not have a material impact to the Company's unaudited condensed consolidated statement of operations.
Adoption of ASC 606 had no impact to the recognition of revenue in the Company’s unaudited condensed consolidated financial statements. The Company recognized no cumulative effect adjustment upon adoption. Adoption of the standard resulted in enhanced revenue-related disclosures that provide information with respect to the Company’s analysis of certain contracts, significant judgments and the disaggregation for owned hotel room revenues by booking source and length of guest stay (see Note 12).
The Company implemented changes to its processes and procedures related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model outlined above, training and ongoing contract review procedures with respect to the validation of information included in financial statement disclosures.

3.	NET INCOME PER SHARE
Basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of unrestricted common stock outstanding. Diluted net income per share is computed by dividing net income available to common shareholders, as adjusted for potentially dilutive securities, by the weighted-average number of shares of unrestricted common stock outstanding plus other potentially dilutive securities. Dilutive securities include certain equity-based awards issued under long-term incentive plans and are included in the calculation, provided that the inclusion of such securities is not anti-dilutive.
The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income available to Extended Stay America, Inc. common shareholders - basic	$14,852	$23,101
(Income) loss attributable to noncontrolling interests assuming conversion	(17)	5
Net income available to Extended Stay America, Inc. common shareholders - diluted	$14,835	$23,106
Denominator:
Weighted average number of Extended Stay America, Inc. common shares outstanding - basic	192,201	195,097
Dilutive securities	365	289
Weighted average number of Extended Stay America, Inc. common shares outstanding - diluted	192,566	195,386
Net income per Extended Stay America, Inc. common share - basic	$0.08	$0.12
Net income per Extended Stay America, Inc. common share - diluted	$0.08	$0.12

4.	HOTEL DISPOSITIONS
2018 Dispositions - In February 2018, the Company sold twenty-five hotels for approximately $112.1 million. The carrying value of these hotels, including net working capital and allocable goodwill, net of an impairment charge recorded with respect to an individual hotel prior to the sale, was approximately $104.7 million. In March 2018, the Company sold one additional hotel for approximately $44.8 million. The carrying value of the hotel, including allocable goodwill, was approximately $13.1 million. These transactions resulted in a total gain on sale of approximately $38.1 million, net of closing costs and adjustments, which is reported in gain on sale of hotel properties during the three months ended March 31, 2018 in the accompanying unaudited consolidated statements of operations.
2017 Dispositions - In May 2017, the Company sold its three Extended Stay Canada-branded hotels for 76.0 million Canadian dollars, or approximately $55.3 million. The carrying value of the hotels, including net working capital and allocable goodwill, net of an impairment charge recorded prior to the sale, was approximately 56.7 million Canadian dollars, or approximately $41.2 million, prior to the evaluation of existing accumulated foreign currency translation loss. Due to the fact that the Company's Canadian subsidiaries liquidated substantially all of their assets, approximately $14.5 million of accumulated foreign currency translation loss was recognized at the time of sale. This charge more than fully offset the Canadian subsidiaries' gain on sale, which resulted in a net loss on sale of the Canadian hotels of approximately $1.9 million, net of closing costs and adjustments. In May and December 2017, the Company sold two additional hotels for approximately $21.4 million. The carrying value of these hotels, including net working capital and allocable goodwill, net of an impairment charge recorded prior to the sales, was approximately $9.2 million, resulting in a total gain on sale of approximately $11.9 million, net of closing costs and adjustments.
None of the above dispositions were reported as discontinued operations. The table below summarizes hotel dispositions as described above (in thousands, except number of hotels and number of rooms):

Year	Brand	Location	Month Sold	Number of Hotels	Number of Rooms	Net Proceeds		Gain (Loss) Recognized
2018	Extended Stay America	Various	February	25	2,430	$111,156		$7,024	(1)
2018	Extended Stay America	Texas	March	1	101	$44,090	(2)	$31,058
2017	Extended Stay Canada	Canada	May	3	500	$43,551		$(1,894)	(3)
2017	Other	Massachusetts	May	1	103	$5,092		$(2)	(4)
2017	Extended Stay America	Colorado	December	1	160	$15,985	(5)	$11,870
________________________________

(1)	Net of impairment charge of approximately $2.1 million recorded prior to the sale with respect to an individual hotel.

(2)
As of March 31, 2018, approximately $24.1 million of net sale proceeds were held by a qualified intermediary pursuant to pending tax free exchanges under Section 1031 of the Internal Revenue Code ("1031 exchanges").

(3)
Due to the fact that the Company's Canadian subsidiaries liquidated substantially all of their assets, approximately $14.5 million of accumulated foreign currency translation loss was recognized at the time of sale. An impairment charge of approximately $12.4 million was recorded prior to sale.

(4)	Net of impairment charge of approximately $1.7 million recorded prior to the sale.

(5)	As of March 31, 2018, approximately $12.5 million of net sale proceeds were held by a qualified intermediary pursuant to pending 1031 exchanges.
During the three months ended March 31, 2018 and 2017, the disposed hotel properties contributed total room and other hotel revenues, total operating expenses and income (loss) before income tax expense as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Total room and other hotel revenues	$5,015	$11,230
Total operating expenses	3,794	22,279	(1)
Income (loss) before income tax expense	1,221	(11,127)	(1)
_________________________________

(1)	Includes impairment charge of approximately $12.4 million related to three Canadian hotels.

5.	PROPERTY AND EQUIPMENT
Net investment in property and equipment as of March 31, 2018 and December 31, 2017, consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Hotel properties:
Land and site improvements	$1,257,932	$1,286,784
Building and improvements	2,780,802	2,934,048
Furniture, fixtures and equipment	629,566	649,487
Total hotel properties	4,668,300	4,870,319
Development in process	6,572	2,453
Corporate furniture, fixtures, equipment, software and other	21,770	21,486
Undeveloped land parcel	1,675	1,675
Total cost	4,698,317	4,895,933
Less accumulated depreciation:
Hotel properties	(1,114,198)	(1,128,465)
Corporate furniture, fixtures, equipment, software and other	(15,135)	(14,334)
Total accumulated depreciation	(1,129,333)	(1,142,799)
Property and equipment - net	$3,568,984	$3,753,134
Using Level 3 unobservable inputs and, in certain instances, using Level 2 observable inputs, the Company recognized impairment charges for twenty-one hotels, generally located in the Midwestern U.S., which totaled approximately $43.6 million, during the three months ended March 31, 2018. The majority of the impairment charges were incurred in connection with evaluating the potential sale of certain non-core assets. During the three months ended March 31, 2017, using Level 3 unobservable inputs and, in certain instances, using Level 2 observable inputs, the Company recognized approximately $12.4 million of impairment charges related to its three Canadian hotels.
Quantitative information with respect to observable inputs consists of non-binding bids or, in certain instances, binding agreements to sell a hotel or portfolio of hotels to one or more third parties. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of revenues, expenses and hotel related cash flows based on assumed long-term growth rates, demand trends, expected future capital expenditures and estimated discount rates that range from 6% to 10% and terminal capitalization rates that range from 7% to 11%. These assumptions are based on the Company’s historical data and experience, the Company’s budgets, industry projections and micro and macro general economic condition projections.
The estimation and evaluation of future cash flows, in particular the holding period for real estate assets and asset composition and/or concentration within real estate portfolios, relies on judgments and assumptions regarding holding period, current and future operating and economic performance, and current and future market conditions. It is possible that such judgments and/or estimates will change; if this occurs, the Company may recognize additional impairment charges reflecting either changes in estimate, circumstance or the estimated market value of its assets.

6.	DEBT
Summary - The Company’s outstanding debt, net of unamortized debt discount and unamortized deferred financing costs, as of March 31, 2018 and December 31, 2017, consists of the following (dollars in thousands):

	Stated Amount(1)		Carrying Amount				Unamortized Deferred Financing Costs					Interest Rate
Loan			March 31, 2018		December 31, 2017		March 31, 2018		December 31, 2017		Stated Interest Rate	March 31, 2018		December 31, 2017	Maturity Date
Term loan facilities
ESH REIT 2016 Term Facility	$1,300,000	(2)	$1,215,717	(3)	$1,278,545	(3)	$12,240		$13,433		LIBOR + 2.25%(4)	3.93%	(4)	3.69%	8/30/2023	(6)
Senior notes
ESH REIT 2025 Notes	1,300,000		1,290,685	(5)	1,290,356	(5)	19,994		20,700		5.25%	5.25%		5.25%	5/1/2025
Revolving credit facilities
ESH REIT 2016 Revolving Credit Facility	350,000		—		—		1,882	(7)	2,020	(7)	LIBOR + 2.75%	N/A		N/A	8/30/2021
Corporation 2016 Revolving Credit Facility	50,000		—		—		374	(7)	401	(7)	LIBOR + 3.00%	N/A		N/A	8/30/2021
Unsecured Intercompany Facility
Unsecured Intercompany Facility	75,000	(8)	—		—		—		—		5.00%	5.00%		5.00%	8/30/2023
Total			$2,506,402		$2,568,901		$34,490		$36,554
_________________________________

(1)
Amortization is interest only, except for the 2016 Term Facility (as defined below), which amortizes in equal quarterly installments of $3.06 million. See (6) below. In February 2018, ESH REIT made a voluntary prepayment of $60.0 million.

(2)
ESH REIT is able to increase its borrowings under the 2016 ESH REIT Credit Facilities (as defined below) by an amount of up to $600.0 million, plus additional amounts, in each case subject to certain conditions.

(3)	The 2016 Term Facility is presented net of an unamortized debt discount of approximately $5.0 million and $5.3 million as of March 31, 2018 and December 31, 2017, respectively.

(4)	$350.0 million of the 2016 Term Facility is subject to an interest rate swap at a fixed rate of 1.175% as of March 31, 2018 (see Note 7).

(5)	The ESH REIT 2025 Notes (as defined below) are presented net of an unamortized debt discount of approximately $9.3 million and $9.6 million as of March 31, 2018 and December 31, 2017, respectively.

(6)
In addition to scheduled amortization noted in (1) above, subject to certain exceptions, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required under the 2016 Term Facility commencing with the year ending December 31, 2017. Annual mandatory prepayments for the year are due during the first quarter of the following year. No mandatory prepayments were required in the first quarter of 2018 based on ESH REIT's Excess Cash Flow for the year ended December 31, 2017.

(7)	Unamortized deferred financing costs related to revolving credit facilities are included in other assets in the accompanying unaudited condensed consolidated balance sheets.

(8)
As of March 31, 2018, no amounts were outstanding under the Unsecured Intercompany Facility. ESH REIT is able to borrow under the Unsecured Intercompany Facility an amount up to $300.0 million, plus additional amounts, in each case subject to certain conditions. Outstanding debt balances and interest expense, as applicable, owed from ESH REIT to the Corporation related to the Unsecured Intercompany Facility eliminate in consolidation.

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

The 2016 ESH REIT Credit Facilities contain a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends and distributions, make certain investments and other restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, sell assets or merge, consolidate or transfer all or substantially all of their assets. The 2016 ESH REIT Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases and management agreements. If an event of default occurs, the administrative agent is entitled to take various actions, including the acceleration of amounts due under the 2016 ESH REIT Credit Facilities and additional actions that a secured creditor is permitted to take following a default. As of March 31, 2018, ESH REIT was in compliance with all covenants under the 2016 ESH REIT Credit Facilities.
2016 Term Facility—In November 2017, ESH REIT entered into a second amendment to the 2016 Term Facility (such amendment, the "Second Repricing Amendment"). The 2016 Term Facility, as amended, bears interest at a rate equal to (i) LIBOR plus 2.00% for any period during which ESH REIT maintains a public corporate family rating better than or equal to BB- (with a stable or better outlook) from S&P and Ba3 (with a stable or better outlook) from Moody's (a "Level 1 Period") or LIBOR plus 2.25% for any period other than a Level 1 Period; or (ii) a base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50% or (C) the one-month adjusted LIBOR rate plus 1.00%) plus 1.00% during a Level 1 Period or 1.25% for any period other than a Level 1 Period. The 2016 Term Facility amortizes in equal quarterly installments in annual amounts of 0.25% of the aggregate principal amount of the loan outstanding after the February 2018 voluntary prepayment described below or approximately $12.2 million per year. The remaining balance is payable at maturity. In addition to scheduled amortization, subject to certain exceptions, mandatory prepayments of up to 50% of annual Excess Cash Flow, as defined, may be required based on ESH REIT's Consolidated Leverage Ratio, as defined. Annual mandatory prepayments are due during the first quarter of the following year. The 2016 Term Facility matures on August 30, 2023. No mandatory prepayments were required in the first quarter of 2018 based on ESH REIT's Excess Cash Flow for the year ended December 31, 2017.
ESH REIT has the option to voluntarily prepay outstanding loans under the 2016 Term Facility at any time upon three business days’ prior written notice for LIBOR loans or on one business day’s prior written notice for base rate loans. In February 2018, ESH REIT made a voluntary prepayment of $60.0 million and wrote off approximately $0.6 million of deferred financing costs related to the prepayment. In addition to customary "breakage" costs with respect to LIBOR loans, amounts refinanced, substituted or replaced by indebtedness which has a lower all-in yield than the all-in yield under the 2016 Term Facility on or prior to May 21, 2018 (other than as a result of a transformative transaction) are subject to a prepayment penalty equal to 1.00% of the aggregate principal amount refinanced, substituted or replaced. Prepayments made after May 21, 2018 are not subject to a prepayment penalty.

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

In addition to paying interest on outstanding principal, ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance. ESH REIT is also required to pay customary letter of credit fees and agency fees. As of March 31, 2018, ESH REIT had no letters of credit outstanding under the facility and available borrowing capacity of $350.0 million.

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

ESH REIT Senior Notes Due 2025
In May 2015 and March 2016, ESH REIT issued $500.0 million and $800.0 million, respectively, of its 5.25% senior notes due in 2025 (the “2025 Notes”) under an indenture (the “Indenture”) with Deutsche Bank Trust Company Americas, as trustee, in private placements pursuant to Rule 144A of the Securities Act. The 2025 Notes mature on May 1, 2025 and bear interest at a fixed rate of 5.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year.
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
The Indenture contains a number of customary covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, create certain liens, pay dividends or distributions, make certain investments and other restricted payments, enter into affiliate transactions, sell assets or merge, consolidate or transfer all or substantially all of their assets. The Indenture also contains certain customary events of default, including, but not limited to, cross-defaults to certain other indebtedness. If an event of default occurs, the holders of the Notes and the Trustee are entitled to take various actions, including declaring the 2025 Notes immediately due and payable. As of March 31, 2018, ESH REIT was in compliance with all covenants set forth in the Indenture.
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
In addition to paying interest on outstanding principal, the Corporation incurs a fee of 0.35% or 0.175% on the unutilized revolver balance. The Corporation is also required to pay customary letter of credit fees and agency fees. As of March 31, 2018, the Corporation had one letter of credit outstanding under this facility of approximately $0.2 million and available borrowing capacity of $49.8 million.
Obligations under the 2016 Corporation Revolving Credit Facility are guaranteed by certain existing and future material domestic subsidiaries of the Corporation, excluding ESH REIT and its subsidiaries, and subject to customary exceptions. The facility is secured, subject to certain exceptions, by a first-priority security interest in substantially all of the assets of the Corporation and the guarantors.

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

The 2016 Corporation Revolving Credit Facility contains a number of restrictive covenants that, among other things and subject to certain exceptions, limit the Corporation’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends or distributions, make certain restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, merge, consolidate or transfer all or substantially all of its assets. The 2016 Corporation Revolving Credit Facility also contains certain customary affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases. If an event of default occurs, the administrative agent is entitled to take various actions, including the acceleration of amounts due under the facility and additional actions that a secured creditor is permitted to take following a default. As of March 31, 2018, the Corporation was in compliance with all covenants under the 2016 Corporation Revolving Credit Facility.
Unsecured Intercompany Facility
On August 30, 2016, ESH REIT, as borrower, and the Corporation, as lender, entered into an unsecured intercompany credit facility (the "Unsecured Intercompany Facility"), under which ESH REIT borrowed $75.0 million from the Corporation upon the facility's closing. As of March 31, 2018 and December 31, 2017, the amount outstanding under the facility was $0. Subject to certain conditions, the principal amount of the Unsecured Intercompany Facility may be increased up to an amount that shall not exceed the greater of (i) $300.0 million and (ii) an unlimited amount so long as the incremental loan-to-value ratio, determined on a pro-forma basis as of the last day of the most recently ended test period, as if any incremental loans available under such incremental commitments had been outstanding on the last day of such period, and, in each case, without netting the cash proceeds of any such incremental loans, does not exceed 5.0%. Loans under the facility bear interest at 5.0% per annum. There is no scheduled amortization and the facility matures on August 30, 2023. ESH REIT has the option to voluntarily prepay outstanding loans at any time upon one business day’s prior written notice.

The Unsecured Intercompany Facility contains a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends or distributions, make certain investments and other restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, sell assets or merge, consolidate or transfer all or substantially all of their assets. The facility contains certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases and management agreements. If an event of default occurs, the Corporation is entitled to take various actions, including the acceleration of amounts due under the facility and all other actions that a creditor is permitted to take following a default. As of March 31, 2018, ESH REIT was in compliance with all covenants under the Unsecured Intercompany Facility.
Interest Expense—The components of net interest expense during the three months ended March 31, 2018 and 2017, are as follows (in thousands):

	March 31, 2018	March 31, 2017
Contractual interest (1)	$28,962	$30,320
Amortization of deferred financing costs and debt discount	2,015	2,024
Debt extinguishment and other costs	720	1,285
Interest Income	(57)	(23)
Total	$31,640	$33,606
\
______________________
(1) Contractual interest includes dividends on the shares of the Corporation's mandatorily redeemable preferred stock.

Future Maturities of Debt—The future maturities of debt as of March 31, 2018, are as follows (in thousands):

Years Ending December 31,
Remainder of 2018	$9,179
2019	12,238	(1)
2020	12,238	(1)
2021	12,238	(1)
2022	12,238	(1)
Thereafter	2,462,616	(1)
Total	$2,520,747
______________________

(1)
Under the 2016 Term Facility, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required commencing with the year ending December 31, 2017. Annual mandatory prepayments are due during the first quarter of the following year. No mandatory prepayments were required in the first quarter of 2018 based on ESH REIT's Excess Cash Flow for the year ended December 31, 2017.

Fair Value of Debt and Mandatorily Redeemable Preferred Stock—As of March 31, 2018 and December 31, 2017, the estimated fair value of the Company's debt was approximately $2.5 billion and $2.6 billion, respectively. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available, to the stated interest rates and spreads on the Company's debt. As of March 31, 2018 and December 31, 2017, the estimated fair value of the Corporation's 8.0% mandatorily redeemable preferred stock was approximately $7.1 million. The estimated fair value of the Corporation's 8.0% mandatorily redeemable preferred stock is determined by comparing current borrowing rates and risk spreads offered in the market (Level 2 fair value measures) to stated interest rates and spreads on the Corporation's 8.0% mandatorily redeemable preferred stock.

7.	DERIVATIVE INSTRUMENTS
In September 2016, ESH REIT entered into a floating-to-fixed interest rate swap at a fixed rate of 1.175% and a floating rate of one-month LIBOR, subject to a LIBOR floor of 0.75%, to manage its exposure to interest rate risk on a portion of the 2016 Term Facility. In February 2017, ESH REIT executed an amendment to its swap agreement, the impact of which was to remove the LIBOR floor on floating rate cash flows. The notional amount of the interest rate swap as of March 31, 2018 was $350.0 million. The notional amount decreases by an additional $50.0 million every six months until the swap's maturity in September 2021.
On January 1, 2018, the Company adopted ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which changes the designation and measurement guidance for qualifying hedging relationships as well as the presentation of hedging results, and as a result recorded a cumulative-effect adjustment to reclassify a previously recorded loss of approximately $0.7 million from retained earnings to accumulated other comprehensive income and noncontrolling interests. For the three months ended March 31, 2018, the Company received proceeds of approximately $0.4 million that offset interest expense and recorded interest expense of approximately $0.7 million for the three months ended March 31, 2017. As of March 31, 2018, approximately $3.1 million is expected to be recognized through earnings over the following twelve months.
The table below presents the amounts and classification on the Company's financial statements related to the interest rate swap (in thousands):

	Other assets	Accumulated other comprehensive income, net of tax		Other non-operating income	Interest expense, net
As of March 31, 2018	$8,260	$7,027	(1)
As of December 31, 2017	$6,387	$5,992	(2)
For the three months ended March 31, 2018				$—	$(421)
For the three months ended March 31, 2017				$1,242	$681
_______________________________

(1)	Changes during the three months ended March 31, 2018, consisted of changes in fair value of $1.7 million and cumulative-effect adjustment of $(0.7) million.

(2)
Changes during the year ended December 31, 2017, consisted of changes in fair value of $1.4 million (effective portion) and amortization of accumulated other comprehensive income prior to hedge de-designation of $0.7 million.

8.	INCOME TAXES
The Corporation’s taxable income includes the taxable income of its wholly-owned subsidiaries and distribution income related to its ownership of approximately 57% of ESH REIT.
ESH REIT has elected to be taxed and expects to continue to qualify as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). A REIT is a legal entity that holds real estate assets and is generally not subject to federal and state income taxes. In order to maintain qualification as a REIT, ESH REIT is required to distribute at least 90% of its taxable income, excluding net capital gain, to its shareholders each year. In addition, ESH REIT must meet a number of complex organizational and operational requirements. If ESH REIT were to fail to qualify as a REIT in any taxable year, it would be subject to federal income taxes at regular corporate rates and generally would be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it lost its REIT qualification. ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. Even in qualifying as a REIT, ESH REIT may be subject to state and local taxes in certain jurisdictions, and is subject to federal income and excise taxes on undistributed income.
The Company recorded a provision for federal, state and foreign income taxes of approximately $5.8 million for the three months ended March 31, 2018, an effective rate of approximately 15.7%, as compared with a provision of approximately $4.5 million for the three months ended March 31, 2017, an effective rate of approximately 21.8%. The Company’s effective rate differs from the federal statutory rate of 21% primarily due to ESH REIT’s status as a REIT under the provisions of the Code. During the three months ended March 31, 2017, the Company was subject to a federal statutory income tax rate of 35%. Due to the TCJA, the Company's federal income tax rate decreased to 21%, effective January 1, 2018.

As of March 31, 2018, the Company has not completed its accounting for all tax effects related to the enactment of the TCJA. The Company estimated the remeasurement of its net deferred tax asset based on the 21% federal corporate income tax rate and recorded provisional deferred income tax expense of approximately $4.1 million during the fourth quarter of 2017. The Company is still analyzing the TCJA and refining its calculations, including the TCJA’s effect on state income taxes, the transition rules applicable to the deductibility of certain types of expenses and certain other matters, all of which are subject to complex rules and continued interpretation. The Company expects to complete its analysis prior to filing its 2017 federal tax return, which will occur during the prescribed measurement period. At that time, which is expected to occur in the fourth quarter of 2018, the Company will conclude on further adjustments, if any, to be recorded in addition to the approximately $4.1 million provisional expense recorded during the fourth quarter of 2017.
The Company’s income tax returns for the years 2014 to present are subject to examination by the Internal Revenue Service and other tax returns for the years 2013 to present are subject to examination by other taxing authorities.

9.	COMMITMENTS AND CONTINGENCIES
Lease Commitments—The Company is a tenant under long-term ground leases at four of its hotel properties. The current terms of the ground lease agreements terminate at various dates between 2021 and 2096, and three leases include multiple renewal options for generally five or ten year periods. The Company is a tenant under a lease for its corporate office. The initial term of the office lease terminates in August 2021 and includes renewal options for two additional terms of five years each. Rent expense on ground and office leases is recognized on a straight-line basis and was approximately $0.8 million for each of the three months ended March 31, 2018 and 2017. Ground lease expense is included in hotel operating expenses and office lease expense is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
Other Commitments—The Company has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of its properties is located. The initial term of the agreement terminates in 2031. The cost related to this commitment was approximately $0.1 million for each of the three months ended March 31, 2018 and 2017, and is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.
Letters of Credit—As of March 31, 2018, the Company had one outstanding letter of credit, issued by the Corporation, for $0.2 million, which is collateralized by the 2016 Corporation Revolving Credit Facility.
Paired Share Repurchase Commitment—As of March 31, 2018, the Corporation and ESH REIT agreed to repurchase approximately 0.1 million Paired Shares for approximately $1.5 million and $0.9 million, respectively, for which settlement had not yet occurred.
Legal Contingencies—On February 13, 2018, the Company learned that a default judgment had been entered against it and certain of its affiliates on March 16, 2017 in the State Court of Gwinnett County, Georgia in an action entitled Sweeting v. Extended Stay America, Inc. et al., Case No. 16-C-06630-S4. The case is one of three personal injury actions arising out of the death of a child, brought by the child’s estate, the child’s personal representative, and the child’s mother, respectively.  The first two actions are currently pending. A default judgment was entered in the third case due to an inadvertent error in responding to service of process. The Company has filed motions to open the default and set aside the judgment. The Company believes that it is probable that the judgment will be set aside. The Company does not have sufficient information on which to estimate the liability, if any, and therefore has not recorded a liability for this matter.
The Company is not a party to any additional litigation or claims, other than routine matters arising in the ordinary course of business that are incidental to the operation of the business of the Company. The Company believes that the results of all additional litigation and claims, individually or in the aggregate, will not have a material adverse effect on its business or consolidated financial statements.

10.	EQUITY-BASED COMPENSATION
The Corporation and ESH REIT each maintain a long-term incentive plan (“LTIP”), as amended and restated in 2015, approved by their shareholders. Under the LTIPs, the Corporation and ESH REIT may issue to eligible employees or directors restricted stock units (“RSUs”) or other equity-based awards, in respect of Paired Shares with service, performance or market vesting conditions. The aggregate number of Paired Shares that may be the subject of awards under the LTIPs shall not exceed 8.0 million, of which no more than 4.0 million may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIP has a share reserve of an equivalent number of shares of Corporation common stock and ESH REIT Class B common stock. As of March 31, 2018, approximately 5.0 million Paired Shares were available for future issuance under the LTIPs.
Equity-based compensation expense is recognized by amortizing the grant-date fair value on a straight-line basis over the requisite service period of each award. A portion of the grant-date fair value of all equity-based awards is allocated to a share of Corporation common stock and a portion is allocated to a share of ESH REIT Class B common stock. Equity-based compensation expense was approximately $2.4 million and $2.7 million for the three months ended March 31, 2018 and 2017, respectively, and is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
As of March 31, 2018, unrecognized compensation expense related to outstanding equity-based awards and the related weighted-average period over which it is expected to be recognized subsequent to March 31, 2018, is presented in the following table. Total unrecognized compensation expense will be adjusted for actual forfeitures.

	Unrecognized Compensation Expense Related to Outstanding Awards (in thousands)	Remaining Weighted-Average Amortization Period (in years)
RSUs with service vesting conditions	$8,694	2.4
RSUs with performance vesting conditions	973	0.8
RSUs with market vesting conditions	4,651	2.4
Total unrecognized compensation expense	$14,318
RSU activity during the three months ended March 31, 2018, was as follows:

			Performance-Based Awards
	Service-Based Awards		Performance Vesting		Market Vesting
	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value(1)
Outstanding at January 1, 2018	602	$17.06	153	$17.45	211	$16.46
Granted	303	$19.04	56	$19.52	202	$17.41
Settled	(317)	$13.42	(153)	$17.45	(41)	$20.76
Forfeited	(5)	$16.17	—		—
Outstanding at March 31, 2018	583	$17.87	56	$19.52	372	$15.46

Vested at March 31, 2018	1	$16.44	—	$—	—	$—
Nonvested at March 31, 2018	582	$17.88	56	$19.52	372	$15.46
_________________________________

(1)	An independent third-party valuation is performed contemporaneously with the issuance of grants.
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
The grant-date fair value of awards with market vesting conditions is based on an independent third-party valuation. These awards vest at the end of a three-year period, subject to the grantee’s continued employment, with the ability to earn Paired Shares in a range of 0% to 150% of the awarded number of RSUs based on the total shareholder return of a Paired Share relative to the total shareholder return of other publicly traded companies identified in the award agreements. During the three months ended March 31, 2018, the grant-date fair value of awards with market vesting conditions was calculated using a Monte Carlo simulation model with the following key assumptions:

Expected holding period	2.86 years
Risk-free rate of return	2.37%
Expected dividend yield	4.61%

11.	SEGMENTS
The Company's operating segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by its chief operating decision maker to assess performance and make decisions regarding the allocation of resources. The Company's operating and reportable segments are defined as follows:

•	Owned Hotels—Earnings are derived from the operation of owned hotel properties and include room revenues and other hotel revenues.

•
Franchise and management—Earnings are derived from revenues (fees) under various franchise and management agreements with third-parties. These contracts provide the Company the ability to earn compensation for licensing the Extended Stay America brand name as well as for certain services rendered, such as hotel management services and access to certain of the Company’s shared platforms, such as its central reservations, revenue management and property management systems.

The performance of the Company's operating segments is evaluated primarily on income from operations. Selected financial data is provided below (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenues:
Owned hotels	$295,485	$290,991
Franchise and management (1)	1,509	873
Total segment revenues	296,994	291,864
Corporate and other (2)	21,330	19,631
Other revenues from franchise and managed properties (3)	1,659	—
Intersegment eliminations (4)	(22,216)	(20,504)
Total	297,767	290,991

Income (loss) from operations:
Owned hotels (5)	$74,462	$61,305
Franchise and management (1)	1,509	873
Total segment income from operations	75,971	62,178
Corporate and other (2)	(7,242)	(9,247)
Total	$68,729	$52,931
_________________________________

(1)
Includes intellectual property fees charged to the owned hotels segment of approximately $0.9 million for the three months ended March 31, 2018 and 2017, that are eliminated in the unaudited condensed consolidated statements of operations.

(2)	Includes revenues generated and operating expenses incurred in connection with the overall support of owned, franchised and managed hotels and related operations.

(3)
Includes direct reimbursement of specific costs incurred under franchise and management agreements that the Company is reimbursed for on a dollar-for-dollar basis as outlined in the applicable agreements.

(4)
Includes management fees, intellectual property fees and other cost reimbursements charged to the owned hotels segment that are eliminated in the unaudited condensed consolidated statements of operations.

(5)	Net of impairment charges of approximately $43.6 million and $12.4 million for the three months ended March 31, 2018 and 2017, respectively.

Total assets for our operating segments are provided below (in thousands):

	March 31, 2018	December 31, 2017
Assets:
Owned hotels	$3,904,309	$4,021,672
Franchise and management	10,727	9,933
Total segment assets	3,915,036	4,031,605
Corporate and other	115,807	85,215
Intersegment eliminations	(39,629)	(40,815)
Total	$3,991,214	$4,076,005
Total capital expenditures for our operating segments are provided below (in thousands):

	Three Months Ended March 31,
	2018	2017
Capital Expenditures:
Owned hotels	$33,456	$48,150
Franchise and management	—	—
Total segment capital expenditures	33,456	48,150
Corporate and other	116	297
Total	$33,572	$48,447

12.	REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Generated from Owned and Operated Hotels
Revenues generated from owned and operated hotels consist of room revenues and other hotel revenues earned in exchange for guest stays. Each room night consumed by a guest with a cancellable reservation represents a contract whereby the Company has a performance obligation to provide the room night at an agreed upon price. For room nights consumed by a guest with a non-cancellable reservation, the entire reservation period represents the contract term whereby the Company has a performance obligation to provide the room night or room nights at an agreed upon price. The Company applies a portfolio approach in its review of contracts or performance obligations that have similar characteristics. Contract portfolios reviewed include: (i) rooms sold on-site at the property, through the Company’s call center and website, (ii) rooms sold by the Company’s sales team, and (iii) rooms sold by traditional and online travel agents, including merchant and opaque arrangements.
When a reservation is made, the Company deems that the parties have approved the contract in accordance with customary business practices and are committed to perform their respective obligations. At such time, each party’s rights regarding the services to be transferred are identified, payment terms for services to be transferred are specified, the contract has commercial substance and, in most instances, it is probable the Company will collect substantially all consideration to which it will be entitled in exchange for services.
The Company provides a specific room type which includes free WiFi, grab and go breakfast, access to on-site laundry facilities and parking. In evaluating its performance obligation, the Company bundles obligations in addition to the room with the obligation to provide the guest the room itself as the additional items are not distinct and separable since the guest cannot benefit from the additional amenities without the consumed room night. The hotel’s obligation to provide the additional items or services are not separately identifiable from the fundamental contractual obligation (i.e., providing the room and its contents). The Company has no performance obligations once a guest’s stay is complete.
The Company and the guest agree upon a fixed rate at the time of booking; therefore, the sales price is identifiable and allocated to the Company’s single performance obligation. In certain instances, variable consideration may exist with respect to the transaction price such as discounts, coupons, price concessions and re-rates upon guest checkout.
For cancellable reservations, the Company recognizes revenue as each performance obligation (i.e., one room night) is met. Such contract is renewed if the guest continues their stay. For non-cancellable reservations, the Company recognizes revenue over the term of the performance period (i.e., the reservation period) as room nights are consumed. For non-cancellable reservations, the room rate is typically fixed over the reservation period. The Company uses an output method based on performance completed to date (i.e. room nights consumed) to determine the amount of revenue to recognize on a daily basis if the length of a non-cancellable reservation exceeds one night as consumption of the room nights indicates when the services are transferred to the guest.
As of March 31, 2018, the Company had approximately $12.5 million of outstanding contract liabilities, which are included in accounts payable and accrued liabilities on the accompanying unaudited condensed consolidated balance sheet. As of January 1, 2018, the Company had approximately $9.3 million of outstanding contract liabilities.
Revenue Generated from Franchise and Management Fees
The Company recognizes fees earned under franchise and management agreements with third parties, as performance obligations are satisfied (i.e., services are provided). Franchise and management fees are based on a percentage of hotel revenues and, as a result fees vary from period to period. A component of the management fees include a dollar for dollar reimbursement of hotel-level salaries and certain other costs. Due to the fact that a portion of fees associated with a typical hotel management agreement are expected to be categorized as variable consideration, the estimate of the transaction price associated with these fees is determined in accordance with guidance on variable consideration and constraining estimates of variable consideration. In the event that fees include variables that extend beyond the current period, the Company uses the most likely amount method to determine the amount of revenue to record based on a reasonable revenue forecast for the applicable hotel. The Company does not expect to have constraining estimates, as hotel revenue is obtained monthly and used to calculate the fees.
The Company uses an output method based on performance completed to date (i.e. management services performed) to determine the amount of revenue to recognize on a daily basis as services associated with the respective franchise and management fees are earned over time.

Significant Judgments Regarding Principal versus Agent Determination
Revenues generated from owned and operated hotels that use the travel agent distribution channel involve a third party. Regardless of the basis on which the Company is compensated (i.e., gross or net), the Company is responsible for fulfilling the promise to provide hotel service (i.e. the performance obligation) to the guest and retains inventory risk. The Company does not have full discretion in establishing the guest’s price for the room and, in almost all instances, does not have access to the room rate charged to the guest. Since the Company controls the inventory and hotel services provided, and because the third party intermediaries are not required to consume or guarantee room night consumption, the Company has concluded that it is the principal in these transactions. As such, the Company is required to gross-up amounts received from these third party intermediaries such that revenue should equal the price charged to the guest. Third party intermediaries that pay the Company directly typically charge the guest additional fees, blend the room offering with other offerings at amounts which, to the Company, are not allocable, and may adjust the price without hotel approval. As such, the Company is unable to calculate the rate charged to the guest. Since any gross-up estimate the Company would make has significant uncertainty that ultimately would not be resolved, despite its role as principal, the Company records the net amount paid by third party intermediaries as room revenues in the accompanying unaudited condensed consolidated statements of operations.
Disaggregation of Revenue
The following table disaggregates room revenues generated from owned and operated hotels by booking source (in thousands) for the three months ended March 31, 2018:

Three Months Ended March 31,
2018
Property direct	$93,386
Central call center	68,464
Proprietary website	49,859
Third-party intermediaries	50,770
Travel agency global distribution systems	27,731
Total room revenues(1)	$290,210

(1)	Excludes approximately $5.3 million of other hotel revenues earned by the Company's owned hotels during the three months ended March 31, 2018.
The following table disaggregates room revenues generated from owned and operated hotels by length of guest stay (in thousands) for the three months ended March 31, 2018:

Three Months Ended March 31,
2018
1-6 nights	$105,030
7-29 nights	60,764
30+ nights	124,416
Total room revenues (1)	$290,210

(1)	Excludes approximately $5.3 million of other hotel revenues earned by the Company's owned hotels during the three months ended March 31, 2018.
Practical Expedients
As noted above, with respect to revenues generated from owned and operated hotels, the Company applies applicable accounting guidance to portfolios of contracts with similar characteristics, as the Company expects that the effects on the financial statements of applying this guidance to the portfolios does not differ materially from applying the guidance to individual contracts within the portfolios. The Company has also elected not to disclose the transaction price related to future performance obligations as the current expected duration of all material contracts for hotel stays are less than one year. Additionally, the Company has elected to recognize revenue in the amount to which it has a right to bill third parties under their respective franchise and/or management agreements as it has a right to consideration from these third parties in an amount that corresponds directly with the third parties' hotel revenues.
Controls
Although ASC 606 is not expected to have a material impact to the Company’s ongoing net income, the Company implemented changes to its processes and procedures related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model outlined in Note 2, training and ongoing contract review procedures with respect to the validation of information used in financial statement disclosures.

13.	SUBSEQUENT EVENTS
On April 26, 2018, the Board of Directors of the Corporation declared a cash distribution of $0.06 per share for the first quarter of 2018 on its common stock. The distribution is payable on May 25, 2018 to shareholders of record as of May 11, 2018. Also on April 26, 2018, the Board of Directors of ESH REIT declared a cash distribution of $0.16 per share for the first quarter of 2018 on its Class A and Class B common stock. This distribution is also payable on May 25, 2018 to shareholders of record as of May 11, 2018.
Subsequent to March 31, 2018, the Corporation and ESH REIT repurchased and retired their respective portion of approximately 0.7 million Paired Shares for approximately $9.1 million and $5.2 million, respectively.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2018 AND DECEMBER 31, 2017
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $1,156,654 and $1,143,164	$3,632,725	$3,775,640
RESTRICTED CASH	36,567	15,985
CASH AND CASH EQUIVALENTS	104,989	38,930
RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC. (Note 9)	18,239	3,704
DEFERRED RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC. (Note 9)	16,551	24,388
GOODWILL	46,225	47,584
OTHER ASSETS	30,893	29,212
TOTAL ASSETS	$3,886,189	$3,935,443
LIABILITIES AND EQUITY
LIABILITIES:
Term loan facilities payable - Net of unamortized deferred financing costs and debt discount of $17,270 and $18,695	$1,203,477	$1,265,112
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $29,309 and $30,344	1,270,691	1,269,656
Unearned rental revenues from Extended Stay America, Inc. (Note 9)	74,601	40,523
Due to Extended Stay America, Inc. (Note 9)	12,067	7,055
Accounts payable and accrued liabilities	71,948	60,755
Deferred tax liabilities	41	48
Total liabilities	2,632,825	2,643,149
COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY:
Common stock - Class A: $0.01 par value, 4,300,000,000 shares authorized, 250,493,583 shares issued and outstanding; Class B: $0.01 par value, 7,800,000,000 shares authorized, 190,631,604 and 192,099,933 shares issued and outstanding	4,411	4,426
Additional paid in capital	1,089,542	1,088,793
Preferred stock - no par value, $1,000 liquidation value, 125 shares authorized, issued and outstanding	73	73
Retained earnings	151,080	191,964
Accumulated other comprehensive income	8,258	7,038
Total equity	1,253,364	1,292,294
TOTAL LIABILITIES AND EQUITY	$3,886,189	$3,935,443
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
REVENUES - Rental revenues from Extended Stay America, Inc. (Note 9)	$113,331	$116,294
OPERATING EXPENSES:
Hotel operating expenses	22,081	23,955
General and administrative expenses (Note 9)	4,095	4,702
Depreciation	53,280	56,537
Impairment of long-lived assets	—	15,046
Total operating expenses	79,456	100,240
GAIN ON SALE OF HOTEL PROPERTIES (Note 4)	35,410	—
OTHER INCOME	28	—
INCOME FROM OPERATIONS	69,313	16,054
OTHER NON-OPERATING EXPENSE (INCOME)	202	(1,164)
INTEREST EXPENSE, NET	31,495	33,752
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	37,616	(16,534)
INCOME TAX EXPENSE (BENEFIT)	35	(418)
NET INCOME (LOSS)	$37,581	$(16,116)
NET INCOME (LOSS) PER ESH HOSPITALITY, INC. COMMON SHARE:
Class A - basic	$0.08	$(0.04)
Class A - diluted	$0.08	$(0.04)
Class B - basic	$0.08	$(0.04)
Class B - diluted	$0.08	$(0.04)
WEIGHTED-AVERAGE ESH HOSPITALITY, INC. COMMON SHARES OUTSTANDING:
Class A - basic	250,494	250,494
Class A - diluted	250,494	250,494
Class B - basic	192,201	195,097
Class B - diluted	192,566	195,097
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
NET INCOME (LOSS)	$37,581	$(16,116)
OTHER COMPREHENSIVE INCOME, NET OF TAX:
FOREIGN CURRENCY TRANSLATION ADJUSTMENT:
FOREIGN CURRENCY TRANSLATION GAIN, NET OF TAX OF $0	—	531

DERIVATIVE ADJUSTMENT:
INTEREST RATE CASH FLOW HEDGE GAIN (LOSS), NET OF TAX OF $(12) and $0	1,884	(583)

COMPREHENSIVE INCOME (LOSS)	$39,465	$(16,168)
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(In thousands, except preferred stock shares and per share data)
(Unaudited)

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - January 1, 2017	250,494	195,407	$4,462	125	$73	$1,144,664	$176,532	$(7,812)	$1,317,919
Net loss	—	—	—	—	—	—	(16,116)	—	(16,116)
Foreign currency translation gain, net of tax	—	—	—	—	—	—	—	531	531
Interest rate cash flow hedge loss, net of tax	—	—	—	—	—	—	—	(583)	(583)
Repurchase of Class B common stock	—	(1,408)	(14)	—	—	—	(8,529)	—	(8,543)
Common distributions - $0.15 per Class A and Class B common share	—	—	—	—	—	—	(67,162)	—	(67,162)
Preferred distributions	—	—	—	—	—	—	(4)	—	(4)
Equity-based compensation	—	283	—	—	—	737	—	—	737
BALANCE - March 31, 2017	250,494	194,282	$4,448	125	$73	$1,145,401	$84,721	$(7,864)	$1,226,779

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - January 1, 2018	250,494	192,100	$4,426	125	$73	$1,088,793	$191,964	$7,038	$1,292,294
Net income	—	—	—	—	—	—	37,581	—	37,581
Cumulative effect adjustment of ASU 2017-12	—	—	—	—	—	—	664	(664)	—
Interest rate cash flow hedge gain, net of tax	—	—	—	—	—	—	—	1,884	1,884
Repurchase of Class B common stock	—	(1,790)	(18)	—	—	—	(12,783)	—	(12,801)
Common distributions - $0.15 per Class A and Class B common share	—	—	—	—	—	—	(66,342)	—	(66,342)
Preferred distributions	—	—	—	—	—	—	(4)	—	(4)
Equity-based compensation	—	322	3	—	—	749	—	—	752
BALANCE - March 31, 2018	250,494	190,632	$4,411	125	$73	$1,089,542	$151,080	$8,258	$1,253,364
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES:
Net income (loss)	$37,581	$(16,116)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	53,280	56,537
Foreign currency transaction loss	202	78
Gain on interest rate swap	—	(889)
Amortization and write-off of deferred financing costs and debt discount	2,598	1,997
Debt prepayment and extinguishment costs	—	1,168
Amortization of above-market ground leases	(34)	(34)
Loss on disposal of property and equipment	1,492	3,470
Gain on sale of hotel properties	(35,410)	—
Impairment of long-lived assets	—	15,046
Equity-based compensation	145	33
Deferred income tax expense (benefit)	5	(308)
Changes in assets and liabilities:
Deferred rents receivable from Extended Stay America, Inc.	7,232	3,833
Due (to) from Extended Stay America, Inc., net	(829)	916
Other assets	(1,165)	(3,262)
Unearned rental revenues/rents receivable from Extended Stay America, Inc., net	19,543	18,250
Accounts payable and accrued liabilities	16,874	9,560
Net cash provided by operating activities	101,514	90,279
INVESTING ACTIVITIES:
Purchases of property and equipment	(26,430)	(47,553)
Development in process payments	(4,175)	—
Proceeds from sale of hotel properties	155,244	—
Proceeds from insurance and related recoveries	904	140
Net cash provided by (used in) investing activities	125,543	(47,413)
FINANCING ACTIVITIES:
Principal payments on term loan facilities	(63,060)	(6,492)
Proceeds from revolving credit facility	—	65,000
Payments on revolving credit facility	—	(75,000)
Debt prepayment and extinguishment costs	—	(1,168)
Repurchase of Class B common stock	(12,801)	(8,543)
Issuance of Class B common stock related to issuance of Paired Shares	2,316	1,731
Common distributions	(66,871)	(67,153)
Net cash used in financing activities	(140,416)	(91,625)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	86,641	(48,759)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - Beginning of period	54,915	53,850
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - End of period	$141,556	$5,091
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties	$12,044	$18,166
Cash payments for income taxes, net of refunds of $6 and $0	$155	$936
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in due to/from Extended Stay America, Inc. and accounts payable and accrued liabilities	$12,096	$15,258
Common stock distributions included in accounts payable and accrued liabilities	$465	$1,273
Net payable related to unsettled RSUs not yet settled or issued included in due to/from Extended Stay America, Inc.	$(293)	$(69)
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2018 AND DECEMBER 31, 2017 AND FOR THE THREE MONTHS ENDED
MARCH 31, 2018 AND 2017
(Unaudited)

1.	BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION
ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. Extended Stay America, Inc. (the “Corporation”), the parent of ESH REIT, was incorporated in the state of Delaware on July 8, 2013. The Corporation owns, and is expected to continue to own, all of the issued and outstanding Class A common stock of ESH REIT, which, as of March 31, 2018, represents approximately 57% of the outstanding common stock of ESH REIT. A "Paired Share" consists of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. Each share of outstanding ESH REIT Class B common stock is attached to and trades with one share of Corporation common stock.
As of December 31, 2017, ESH REIT owned and leased 624 hotel properties in 44 U.S. states, consisting of approximately 68,600 rooms. In February 2018, ESH REIT sold twenty-five hotels for approximately $112.1 million. In March 2018, ESH REIT sold one additional hotel for approximately $44.8 million. As a result of these transactions, as of March 31, 2018, ESH REIT owned and leased 598 hotel properties in 44 U.S. states, consisting of approximately 66,100 rooms. The hotels are leased to wholly-owned subsidiaries of the Corporation.
As of March 31, 2018 and December 31, 2017, ESH REIT’s common equity consisted of the following: (i) approximately 250.5 million shares of Class A common stock outstanding (approximately 57% of its common equity), all of which were owned by the Corporation, and (ii) approximately 190.6 million shares and 192.1 million shares of Class B common stock outstanding, respectively, approximately 43% of its common equity, approximately 99.3% of which were owned by the public and approximately 0.7% of which were owned by senior management and certain directors of the Corporation and ESH REIT.
Paired Share Repurchase Program - In January and February 2018, the Boards of Directors of the Corporation and ESH REIT authorized an extension of the maturity date of the combined Paired Share repurchase program through December 31, 2018, each effective January 1, 2018, and authorized an increase to the amount of the combined Paired Share repurchase program to up to $400 million of Paired Shares. Repurchases may be made at management's discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of March 31, 2018, ESH REIT had repurchased and retired approximately 14.8 million ESH REIT Class B common shares for approximately $89.3 million.
Basis of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”), and include the financial position, results of operations, comprehensive income, changes in equity and cash flows of ESH REIT and its consolidated subsidiaries. Changes in ownership interests in a consolidated subsidiary that do not result in a loss of control are accounted for as equity transactions. All intercompany accounts and transactions have been eliminated. With respect to the unaudited condensed consolidated statements of cash flows, certain prior period amounts have been presented for comparability to current period presentation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Presentation—Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP have been condensed or omitted in the accompanying unaudited condensed consolidated financial statements. ESH REIT believes the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2017 included in the combined annual report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on February 27, 2018.
The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly ESH REIT’s financial position as of March 31, 2018, the results of ESH REIT’s operations, comprehensive income and changes in equity and cash flows for the three months ended March 31, 2018 and 2017. Interim results are not necessarily indicative of full year performance because of dispositions and the impact of accounting for contingent rental payments under lease arrangements.
Use of Estimates—The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management used significant estimates to determine the estimated useful lives of tangible assets as well as in the assessment of tangible assets for impairment and estimated liabilities for insurance reserves. Actual results could differ from those estimates.
Property and Equipment—Property and equipment additions are recorded at cost. Major improvements that extend the life or utility of property or equipment are capitalized and depreciated over a period equal to the shorter of the estimated useful life of the improvement or the remaining estimated useful life of the asset. Ordinary repairs and maintenance are expensed as incurred. Depreciation and amortization are recorded on a straight-line basis over estimated useful lives which range from two to 49 years.
Management assesses the performance of long-lived assets for potential impairment quarterly, as well as when events or changes in circumstances indicate the carrying amount of a group of assets may not be recoverable. Recoverability of property and equipment is measured by a comparison of the carrying amount of a group of hotel properties (groups of hotel properties align with hotels as they are grouped under ESH REIT’s leases) to the estimated future undiscounted cash flows expected to be generated by each group of hotel properties. Impairment is recognized when estimated future undiscounted cash flows, including proceeds from disposition, are less than the carrying value of each group of hotel properties. To the extent that a group of hotel properties is impaired, their excess carrying amount over their estimated fair value is recognized as an impairment charge and reduces income from operations. Fair value is determined based upon the discounted cash flows of a group of hotel properties, bids, quoted market prices or independent appraisals, as considered necessary. The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, an impairment charge to reduce the carrying value of a group of hotel properties could occur in a future period in which conditions change (see Note 5).
Revenue Recognition—ESH REIT’s sole source of revenues is rental revenue derived from leases with subsidiaries of the Corporation. ESH REIT records rental revenues on a straight-line basis as they are earned during the lease terms. Rents receivable from Extended Stay America, Inc. on the accompanying unaudited condensed consolidated balance sheets represent monthly fixed minimum rental amounts contractually due. Deferred rents receivable from Extended Stay America, Inc. on the accompanying unaudited condensed consolidated balance sheets represent the cumulative difference between straight-line rental revenues recognized and rental revenues contractually due. This amount, approximately $16.6 million as of March 31, 2018, will gradually decrease through the remainder of the initial lease terms until it is zero at the end of the initial lease terms in October 2018. Lease rental payments received prior to rendering services are included in unearned rental revenues from Extended Stay America, Inc. on the accompanying unaudited condensed consolidated balance sheets. Contingent rental revenues, specifically percentage rental revenues related to revenues of the leased hotels, are recognized when such amounts are fixed and determinable (i.e., only when percentage rental revenue thresholds have been achieved).
Recently Issued Accounting Standards
Goodwill—In January 2017, the Financial Accounting Standards Board ("FASB") issued an accounting standards update in which the guidance on testing for goodwill was updated to eliminate Step 2 in the determination on whether goodwill should be considered impaired. Annual and/or interim assessments are still required. This update will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. ESH REIT does not expect the adoption of this update to have a material effect on its unaudited condensed consolidated financial statements.
Statement of Cash Flows—In August and November 2016, the FASB issued accounting standards updates which provide additional clarity on the classification of specific events on the statement of cash flows. These events include debt prepayment and extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, distributions received from equity method investees and beneficial interests in securitization transactions. These updates also require amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts on the statement of cash flows. ESH REIT adopted these updates on January 1, 2018, using a retrospective transition method to each period presented. The adoption of these updates required cash outflows related to debt prepayment and extinguishment costs to be classified as financing activities, none of which were incurred during the three months ended March 31, 2018. For the three months ended March 31, 2017, debt modification and extinguishment costs included within net cash provided by operating activities, as originally presented, totaled approximately $1.2 million and have been adjusted. An additional effect of the adoption of this accounting standard was to include restricted cash in the beginning and end of period balances instead of in investing activities, as they were previously. For the three months ended March 31, 2017, changes in restricted cash included within net cash used in investing activities, as originally presented, was approximately $0.3 million.
Compensation—Stock Compensation—In May 2017, the FASB issued an accounting standards update that provides guidance about which changes to the terms or conditions of a share-based payment award requires an entity to apply modification accounting. This update was effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted and should be applied prospectively to awards modified on or after the adoption date. ESH REIT adopted this update on January 1, 2018 using a prospective transition method. The adoption of this update did not have a material effect on ESH REIT’s unaudited condensed consolidated financial statements.
Derivatives and Hedging—In August 2017, the FASB issued an accounting standards update which changes the designation and measurement guidance for qualifying hedging relationships and the presentation of hedging results. This update expands and refines hedge accounting and aligns recognition and presentation of its effects within the financial statements. This update is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and requires a cumulative-effect adjustment to the balance of retained earnings as of the beginning of the fiscal year that an entity adopts this update. ESH REIT adopted this update on January 1, 2018 and recorded a cumulative-effect adjustment to reclassify a previously recorded loss of approximately $0.7 million from retained earnings to accumulated other comprehensive income. In addition to the cumulative-effect adjustment, expected impacts of adoption include, on a prospective basis, the elimination of hedge ineffectiveness related to designated interest rate swaps, the presentation of all interest rate hedge related items that impact earnings in the interest expense line item in the consolidated statement of operations and an election to perform qualitative assessments of hedge effectiveness.
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
In January 2018, the FASB issued an accounting standards update that permits an entity to elect an optional transition practical expedient to not evaluate land easements that existed or expired before the entity’s adoption of the new lessee model and that were not previously accounted for as leases under previous lease guidance. The update may be early adopted and should be applied prospectively to all new or modified land easements to determine whether the arrangement should be accounted for as a lease. An entity that does not elect this practical expedient is required to evaluate all existing or expired land easements in connection with the adoption of the new lessee model to assess whether they meet the definition of a lease.
As of March 31, 2018, using its incremental borrowing rate with respect to the future minimum lease payments under its operating leases (ground leases), ESH REIT has preliminarily estimated that the lease liability would be between approximately $7.5 million and $11.5 million and the right of use asset would be between approximately $0.5 million and $4.5 million, which includes adjustments for accrued lease payments, above market lease liabilities and lease incentives.
The recording of a lease obligation may increase total indebtedness for purposes of financial covenants within certain of ESH REIT’s existing debt agreements; however, ESH REIT currently does not expect this increase to cause instances of non-compliance with any of these covenants. ESH REIT does not expect the adoption of this update to have a material effect on its consolidated statements of operations or cash flows. ESH REIT expects to elect the optional practical expedients which relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The election to apply these practical expedients will, in effect, mean ESH REIT will continue to account for leases that commenced before the effective date in accordance with previous U.S. GAAP unless the lease is modified, except that ESH REIT will recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were disclosed under previous U.S. GAAP.

3.	NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) available to Class A and Class B common shareholders by the weighted-average number of shares of unrestricted Class A and Class B common stock outstanding, respectively. Diluted net income (loss) per share is computed by dividing net income (loss) available to Class A and Class B common shareholders, as adjusted for potentially dilutive securities, by the weighted-average number of shares of unrestricted Class A and Class B common stock outstanding, respectively, plus potentially dilutive securities. Dilutive securities include certain equity-based awards issued under long-term incentive plans and are included in the calculation, provided that the inclusion of such securities is not anti-dilutive.
The calculations of basic and diluted net income (loss) per share, including a reconciliation of the numerators and denominators, are as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income (loss)	$37,581	$(16,116)
Less preferred dividends	(4)	(4)
Net income (loss) available to ESH Hospitality, Inc. common shareholders	$37,577	$(16,120)
Class A:
Net income (loss) available to ESH Hospitality, Inc. Class A common shareholders - basic	$21,262	$(9,078)
Amounts attributable to ESH Hospitality, Inc. Class B shareholders assuming conversion	(17)	—
Net income (loss) available to ESH Hospitality, Inc. Class A common shareholders - diluted	$21,245	$(9,078)
Class B:
Net income (loss) available to ESH Hospitality, Inc. Class B common shareholders - basic	$16,315	$(7,042)
Amounts attributable to ESH Hospitality, Inc. Class B shareholders assuming conversion	17	—
Net income (loss) available to ESH Hospitality, Inc. Class B common shareholders - diluted	$16,332	$(7,042)
Denominator:
Class A:
Weighted average number of ESH Hospitality, Inc. Class A common shares outstanding - basic and diluted	250,494	250,494
Class B:
Weighted average number of ESH Hospitality, Inc. Class B common shares outstanding - basic	192,201	195,097
Dilutive securities	365	—
Weighted average number of ESH Hospitality, Inc. Class B common shares outstanding - diluted	192,566	195,097
Net income (loss) per ESH Hospitality, Inc. common share - Class A - basic	$0.08	$(0.04)
Net income (loss) per ESH Hospitality, Inc. common share - Class A - diluted	$0.08	$(0.04)
Net income (loss) per ESH Hospitality, Inc. common share - Class B - basic	$0.08	$(0.04)
Net income (loss) per ESH Hospitality, Inc. common share - Class B - diluted	$0.08	$(0.04)
Anti-dilutive securities excluded from net income per common share - Class B - diluted	—	289

4.	HOTEL DISPOSITIONS
2018 Dispositions - In February 2018, ESH REIT sold twenty-five hotels for approximately $112.1 million. The carrying value of these hotels, including net working capital and allocable goodwill, was approximately $107.2 million. Additionally, in March 2018, ESH REIT sold one additional hotel for approximately $44.8 million. The carrying value of the hotel, including allocable goodwill, was approximately $13.2 million. These transactions resulted in a total gain on sale of approximately $35.4 million, net of closing costs and adjustments, which is reported in gain on sale of hotel properties during the three months ended March 31, 2018 in the accompanying unaudited consolidated statements of operations.
2017 Dispositions - In May 2017, ESH REIT sold its three Extended Stay Canada-branded hotels for 67.4 million Canadian dollars, or approximately $49.0 million. ESH REIT's carrying value of the hotels, including net working capital and allocable goodwill, net of an impairment charge recorded prior to the sale, was approximately 51.2 million Canadian dollars, or approximately $37.3 million prior to the evaluation of existing foreign currency translation loss. Due to the fact that ESH REIT's Canadian subsidiary liquidated substantially all of its assets, approximately $12.5 million of accumulated foreign currency translation loss was recognized at the time of sale. This charge more than fully offset the Canadian subsidiary's gain on sale, which resulted in a loss on sale of the Canadian hotels of approximately $1.5 million, net of closing costs and adjustments. In May and December 2017, ESH REIT sold two additional hotels for approximately $21.4 million. The carrying value of these hotels, including net working capital and allocable goodwill, was approximately $11.0 million, resulting in a net gain on sale of approximately $10.1 million, net of closing costs and adjustments.
None of the above dispositions were reported as discontinued operations. The table below summarizes hotel dispositions as described above (in thousands, except number of hotels and number of rooms):

Year	Brand	Location	Month Sold	Number of Hotels	Number of Rooms	Net Proceeds		Gain (Loss) Recognized
2018	Extended Stay America	Various	February	25	2,430	$111,156		$4,418
2018	Extended Stay America	Texas	March	1	101	$44,090	(1)	$30,992
2017	Extended Stay Canada	Canada	May	3	500	$43,551		$(1,507)	(2)
2017	Other	Massachusetts	May	1	103	$5,092		$(1,767)
2017	Extended Stay America	Colorado	December	1	160	$15,985	(3)	$11,836
________________________________

(1)
As of March 31, 2018, approximately $24.1 million of net sale proceeds were held by a qualified intermediary pursuant to pending tax free exchanges under Section 1031 of the Internal Revenue Code ("1031 exchanges").

(2)
Due to the fact that ESH REIT's Canadian subsidiary liquidated substantially all of its assets, approximately $12.5 million of accumulated foreign currency translation loss was recognized at the time of sale. An impairment charge of approximately $15.0 million was recorded prior to sale.

(3)	As of March 31, 2018, approximately $12.5 million of net sale proceeds were held by a qualified intermediary pursuant to pending 1031 exchanges.
During the three month periods ended March 31, 2018 and 2017, the disposed hotel properties contributed rental revenues, total operating expenses and income (loss) before income tax expense as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Rental revenues from Extended Stay America, Inc.	$2,176	$5,167
Total operating expenses	796	17,733	(1)
Income (loss) before income tax expense	1,380	(12,644)	(1)
_________________________________

(1)	Includes impairment charge of approximately $15.0 million related to three Canadian hotels.

5.	PROPERTY AND EQUIPMENT
Net investment in property and equipment as of March 31, 2018 and December 31, 2017, consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Hotel properties:
Land and site improvements	$1,261,416	$1,289,152
Building and improvements	2,873,315	2,970,404
Furniture, fixtures and equipment	646,401	655,120
Total hotel properties	4,781,132	4,914,676
Development in process	6,572	2,453
Undeveloped land parcel	1,675	1,675
Total cost	4,789,379	4,918,804
Less accumulated depreciation	(1,156,654)	(1,143,164)
Property and equipment, net	$3,632,725	$3,775,640
No impairment charges were recognized during the three months ended March 31, 2018. During the three months ended March 31, 2017, using Level 3 unobservable inputs and, in certain instances, using Level 2 observable inputs, ESH REIT recognized approximately $15.0 million of impairment charges related to its three Canadian hotels.
Quantitative information with respect observable inputs consists of non-binding bids or, in certain instances, binding agreements to sell a hotel or portfolio of hotels to one or more third parties. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of revenues, expenses and hotel related cash flows based on assumed long-term growth rates, demand trends, expected future capital expenditures and estimated discount rates. These assumptions are based on ESH REIT's historical data and experience, budgets, industry projections and micro and macro general economic condition projections.
The estimation and evaluation of future cash flows, in particular the holding period for real estate assets and asset composition and/or concentration within real estate portfolios, relies on judgments and assumptions regarding holding period, current and future operating and economic performance, and current and future market conditions. If such judgments and/or estimates change, ESH REIT could recognize impairment charges in future periods.

6.	DEBT
Summary—ESH REIT’s outstanding debt, net of unamortized debt discount and unamortized deferred financing costs, as of March 31, 2018 and December 31, 2017, consists of the following (dollars in thousands):

	Stated Amount(1)		Carrying Amount				Unamortized Deferred Financing Costs					Interest Rate
Loan			March 31, 2018		December 31, 2017		March 31, 2018		December 31, 2017		Stated Interest Rate	March 31, 2018		December 31, 2017	Maturity Date
Term loan facility
2016 Term Facility	$1,300,000	(2)	$1,215,717	(3)	$1,278,545	(3)	$12,240		$13,433		LIBOR(4) + 2.25%	3.93%	(5)	3.69%	8/30/2023	(6)
Senior notes
2025 Notes	1,300,000		1,290,685	(5)	1,290,356	(5)	19,994		20,700		5.25%	5.25%		5.25%	5/1/2025
Revolving credit facility
2016 Revolving Credit Facility	350,000		—		—		1,882	(7)	2,020	(7)	LIBOR + 2.75%	N/A		N/A	8/30/2021
Unsecured Intercompany Facility
Unsecured Intercompany Facility	75,000	(8)	—		—		—		—		5.00%	5.00%		5.00%	8/30/2023
Total			$2,506,402		$2,568,901		$34,116		$36,153

_________________________________

(1)
Amortization is interest only, except for the 2016 Term Facility (as defined below), which amortizes in equal quarterly installments of $3.06 million. See (6) below. In February 2018, ESH REIT made a voluntary prepayment of $60.0 million.

(2)
ESH REIT is able to increase its borrowings under the 2016 ESH REIT Credit Facilities (as defined below) by an amount of up to $600.0 million, plus additional amounts, in each case subject to certain conditions.

(3)	The 2016 Term Facility is presented net of an unamortized debt discount of approximately $5.0 million and $5.3 million as of March 31, 2018 and December 31, 2017, respectively.

(4)	$350.0 million of the 2016 Term Facility is subject to an interest rate swap at a fixed rate of 1.175% as of March 31, 2018 (see Note 7).

(5)	The 2025 Notes (as defined below) are presented net of an unamortized debt discount of approximately $9.3 million and $9.6 million as of March 31, 2018 and December 31, 2017, respectively.

(6)
In addition to scheduled amortization noted in (1) above, subject to certain exceptions, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required under the 2016 Term Facility commencing with the year ending December 31, 2017. Annual mandatory prepayments for the year are due during the first quarter of the following year. No mandatory prepayments were required in the first quarter of 2018 based on ESH REIT’s Excess Cash Flow for the year ended December 31, 2017.

(7)	Unamortized deferred financing costs related to the revolving credit facility are included in other assets in the accompanying unaudited condensed consolidated balance sheets.

(8)
As of March 31, 2018, no amounts were outstanding under the Unsecured Intercompany Facility. ESH REIT is able to borrow under the Unsecured Intercompany Facility an amount up to $300.0 million, plus additional amounts, in each case subject to certain conditions (see Note 9).

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

The 2016 ESH REIT Credit Facilities contain a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends and distributions, make certain investments and other restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, sell assets or merge, consolidate or transfer all or substantially all of their assets. The 2016 ESH REIT Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases and management agreements. If an event of default occurs, the administrative agent is entitled to take various actions, including the acceleration of amounts due under the 2016 ESH REIT Credit Facilities and additional actions that a secured creditor is permitted to take following a default. As of March 31, 2018, ESH REIT was in compliance with all covenants under the 2016 ESH REIT Credit Facilities.
2016 Term Facility—In November 2017, ESH REIT entered into a second amendment to the 2016 Term Facility (such amendment, the "Second Repricing Amendment"). The 2016 Term Facility, as amended, bears interest at a rate equal to (i) LIBOR plus 2.00% for any period during which ESH REIT maintains a public corporate family rating better than or equal to BB- (with a stable or better outlook) from S&P and Ba3 (with a stable or better outlook) from Moody's (a "Level 1 Period") or LIBOR plus 2.25% for any period other than a Level 1 Period; or (ii) a base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50% or (C) the one-month adjusted LIBOR rate plus 1.00%) plus 1.00% during a Level 1 Period or 1.25% for any period other than a Level 1 Period. The 2016 Term Facility amortizes in equal quarterly installments in annual amounts of 0.25% of the aggregate principal amount of the loan outstanding after the February 2018 voluntary prepayment described below, or approximately $12.2 million per year. The remaining balance is payable at maturity. In addition to scheduled amortization, subject to certain exceptions, mandatory prepayments of up to 50% of annual Excess Cash Flow, as defined, may be required based on ESH REIT's Consolidated Leverage Ratio, as defined. Annual mandatory prepayments are due during the first quarter of the following year. The 2016 Term Facility matures on August 30, 2023. No mandatory prepayments were required in the first quarter of 2018 based on ESH REIT's Excess Cash Flow for the year ended December 31, 2017.
ESH REIT has the option to voluntarily prepay outstanding loans under the 2016 Term Facility at any time upon three business days’ prior written notice for LIBOR loans or on one business day’s prior written notice for base rate loans. In February 2018, ESH REIT made a voluntary prepayment of $60.0 million and wrote off approximately $0.6 million of deferred financing costs related to the prepayment. In addition to customary "breakage" costs with respect to LIBOR loans, amounts refinanced, substituted or replaced by indebtedness which has a lower all-in yield than the all-in yield under the 2016 Term Facility on or prior to May 21, 2018 (other than as a result of a transformative transaction) are subject to a prepayment penalty equal to 1.00% of the aggregate principal amount refinanced, substituted or replaced. Prepayments made after May 21, 2018 are not subject to a prepayment penalty.

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

In addition to paying interest on outstanding principal, ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance. ESH REIT is also required to pay customary letter of credit fees and agency fees. As of March 31, 2018, ESH REIT had no letters of credit outstanding under the facility and available borrowing capacity of $350.0 million.

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
ESH REIT Senior Notes Due 2025
In May 2015 and March 2016, ESH REIT issued $500.0 million and $800.0 million, respectively, of its 5.25% senior notes due in 2025 (the “2025 Notes”) under an indenture (the “Indenture”) with Deutsche Bank Trust Company Americas, as trustee, in private placements pursuant to Rule 144A of the Securities Act. The 2025 Notes mature on May 1, 2025 and bear interest at a fixed rate of 5.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year.
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
The Indenture contains a number of customary covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, create certain liens, pay dividends or distributions, make certain investments and other restricted payments, enter into affiliate transactions, sell assets or merge, consolidate or transfer all or substantially all of their assets. The Indenture also contains certain customary events of default, including, but not limited to, cross-defaults to certain other indebtedness. If an event of default occurs, the holders of the Notes and the Trustee are entitled to take various actions, including declaring the 2025 Notes immediately due and payable. As of March 31, 2018, ESH REIT was in compliance with all covenants set forth in the Indenture.
Unsecured Intercompany Facility
On August 30, 2016, ESH REIT, as borrower, and the Corporation, as lender, entered into an unsecured intercompany credit facility (the "Unsecured Intercompany Facility"), under which ESH REIT borrowed $75.0 million from the Corporation upon the facility's closing. As of March 31, 2018 and December 31, 2017, the amount outstanding under the facility was $0. Subject to certain conditions, the principal amount of the Unsecured Intercompany Facility may be increased up to an amount that shall not exceed the greater of (i) $300.0 million and (ii) an unlimited amount so long as the incremental loan-to-value ratio, determined on a pro-forma basis as of the last day of the most recently ended test period, as if any incremental loans available under such incremental commitments had been outstanding on the last day of such period, and, in each case, without netting the cash proceeds of any such incremental loans, does not exceed 5.0%. Loans under the facility bear interest at 5.0% per annum. There is no scheduled amortization and the facility matures on August 30, 2023. ESH REIT has the option to voluntarily prepay outstanding loans at any time upon one business day’s prior written notice.
The Unsecured Intercompany Facility contains a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends or distributions, make certain investments and other restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, sell assets or merge, consolidate or transfer all or substantially all of their assets. The facility contains certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases and management agreements. If an event of default occurs, the Corporation is entitled to take various actions, including the acceleration of amounts due under the facility and all other actions that a creditor is permitted to take following a default. As of March 31, 2018, ESH REIT was in compliance with all covenants under the Unsecured Intercompany Facility.
Interest Expense—The components of net interest expense during the three months ended March 31, 2018 and 2017, are as follows (in thousands):

	March 31, 2018	March 31, 2017
Contractual interest	$28,820	$30,521
Amortization of deferred financing costs and debt discount	1,988	1,997
Debt extinguishment and other costs	691	1,235
Interest Income	(4)	(1)
Total	$31,495	$33,752

Future Maturities of Debt—The future maturities of debt as of March 31, 2018, are as follows (in thousands):

Years Ending December 31,
Remainder of 2018	$9,179
2019	12,238	(1)
2020	12,238	(1)
2021	12,238	(1)
2022	12,238	(1)
Thereafter	2,462,616	(1)
Total	$2,520,747
______________________

(1)
Under the 2016 Term Facility, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required commencing with the year ending December 31, 2017. Annual mandatory prepayments for the year are due during the first quarter of the following year. No mandatory prepayments were required in the first quarter of 2018 based on ESH REIT's Excess Cash Flow for the year ended December 31, 2017.

Fair Value of Debt—As of March 31, 2018 and December 31, 2017, the estimated fair value of ESH REIT’s debt was approximately $2.5 billion and $2.6 billion, respectively. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available to the stated interest rates and spreads on ESH REIT’s debt.

7.	DERIVATIVE INSTRUMENTS
In September 2016, ESH REIT entered into a floating-to-fixed interest rate swap at a fixed rate of 1.175% and a floating rate of one-month LIBOR, subject to a LIBOR floor of 0.75%, to manage its exposure to interest rate risk on a portion of its 2016 Term Facility. In February 2017, ESH REIT executed an amendment to its swap agreement, the impact of which was to remove the LIBOR floor on floating rate cash flows. The notional amount of the interest rate swap as of March 31, 2018 was $350.0 million. The notional amount decreases by an additional $50.0 million every six months until the swap's maturity in September 2021.
On January 1, 2018, ESH REIT adopted ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which changes the designation and measurement guidance for qualifying hedging relationships as well as the presentation of hedging results, and as a result recorded a cumulative-effect adjustment to reclassify a previously recorded loss of approximately $0.7 million from retained earnings to accumulated other comprehensive income. For the three months ended March 31, 2018, ESH REIT received proceeds of approximately $0.4 million that offset interest expense and recorded interest expense of approximately $0.7 million for the three months ended March 31 2017. As of March 31, 2018, approximately $3.1 million is expected to be recognized through earnings over the following twelve months.
The table below presents the amounts and classification on ESH REIT's financial statements related to the interest rate swap (in thousands):

	Other assets	Accumulated other comprehensive income, net of tax		Other non-operating income	Interest expense, net
As of March 31, 2018	$8,260	$8,258	(1)
As of December 31, 2017	$6,387	$7,038	(2)
For the three months ended March 31, 2018				$—	$(421)
For the three months ended March 31,2017				$1,242	$681
_______________________________

(1)	Changes during the three months ended March 31, 2018, consisted of changes in fair value of $1.9 million and cumulative-effect adjustment of $(0.7) million.

(2)	Consists of amortization of accumulated other comprehensive income prior to hedge de-designation of $0.7 million and removal of the LIBOR floor of approximately $(0.3) million.

8.	INCOME TAXES
ESH REIT has elected to be taxed and expects to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). A REIT is a legal entity that holds real estate assets and is generally not subject to federal and state income taxes. In order to maintain qualification as a REIT, ESH REIT is required to distribute at least 90% of its taxable income, excluding net capital gain, to its shareholders each year. In addition, ESH REIT must meet a number of complex organizational and operational requirements. If ESH REIT were to fail to qualify as a REIT in any taxable year, it would be subject to federal income taxes at regular corporate rates and generally would be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it lost its REIT qualification. ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. Even in qualifying as a REIT, ESH REIT may be subject to state and local taxes in certain jurisdictions, and is subject to federal income and excise taxes on undistributed income.
ESH REIT recorded a provision for state income taxes of approximately $0.1 million for the three months ended March 31, 2018, an effective rate of approximately 0.1%, as compared with a benefit of approximately $0.4 million for the three months ended March 31, 2017, an effective rate of approximately 2.5%. ESH REIT's effective rate differs from the federal statutory income tax rate of 21% and 35% at March 31, 2018 and 2017, respectively, primarily due to ESH REIT's status as a REIT under the provisions of the Code.
ESH REIT’s income tax returns for the years 2014 to present are subject to examination by the Internal Revenue Service and other tax returns for the years 2013 to present are subject to examination by other taxing authorities.

9.	RELATED PARTY TRANSACTIONS
Revenues and Overhead Expenses
Leases and Rental Revenues—During the three months ended March 31, 2018, ESH REIT’s revenues were derived from three leases. Prior to the sale of its Canadian branded hotels in May 2017, ESH REIT's revenues were derived from four leases. The counterparty to each lease agreement is a subsidiary of the Corporation. Fixed minimum rental revenues are recognized on a straight-line basis. For the three months ended March 31, 2018 and 2017, ESH REIT recognized fixed rental revenues of approximately $113.3 million and $116.3 million, respectively. Due to the fact that percentage rental revenue thresholds specified in the leases were not achieved during the three months ended March 31, 2018 or 2017, ESH REIT recognized no percentage rental revenues during the three months ended March 31, 2018 or 2017.
Overhead Expenses—A wholly-owned subsidiary of the Corporation incurs costs under a services agreement between the Corporation and ESH REIT for certain overhead services performed on the entities' behalf. The services relate to executive management, accounting, financial analysis, training and technology. For the three months ended March 31, 2018 and 2017, ESH REIT incurred approximately $2.7 million and $2.4 million, respectively, related to this agreement, which is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The expenses ESH REIT incurred under this services agreement include expenses related to certain employees that participate in the Corporation’s long-term incentive plan. Such charges were approximately $0.3 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively.
Debt and Equity Transactions
Unsecured Intercompany Facility—As of March 31, 2018 and December 31, 2017, there were no outstanding balances owed by ESH REIT to the Corporation under the Unsecured Intercompany Facility. During the three months ended March 31, 2018 and 2017, ESH REIT incurred interest expense of $0 and $0.6 million, respectively, related to the Unsecured Intercompany Facility. ESH REIT is able to increase its borrowings under the Unsecured Intercompany Facility to an amount of up to $300.0 million, plus additional amounts, in each case subject to certain conditions (see Note 6).
Distributions—The Corporation owns all of the Class A common stock of ESH REIT, which represents approximately 57% of the outstanding shares of common stock of ESH REIT. During each of the three months ended March 31, 2018 and 2017, ESH REIT paid distributions of approximately $37.6 million to the Corporation in respect of the Class A common stock of ESH REIT.
Issuance of Common Stock—In March 2018 and 2017, ESH REIT issued and was compensated approximately $2.3 million and $1.7 million, respectively, for approximately 0.3 million shares of Class B common stock, each of which was attached to a share of Corporation common stock to form a Paired Share, used to settle vested restricted stock units. Additionally, in March 2018, ESH REIT issued and was compensated approximately $0.1 million for approximately 5,100 shares of Class B common stock, each of which was attached to a share of Corporation common stock to form a Paired Share, given to certain Corporation board members in lieu of cash payment for their services.
As of March 31, 2018, the Corporation has granted a total of approximately 1.0 million restricted stock units ("RSUs"), whereby, as a counterparty to these outstanding RSUs, ESH REIT is expected to issue and be compensated in cash for approximately 1.0 million shares of Class B common stock of ESH REIT in future periods, assuming performance-based and market-based awards vest at 100% and no forfeitures.
Related Party Balances
Related party transaction balances as of March 31, 2018 and December 31, 2017, include the following (in thousands):

	March 31, 2018	December 31, 2017
Leases:
Rents receivable(1)	$18,239	$3,704
Deferred rents receivable(2)	$16,551	$24,388
Unearned rental revenues(1)	$(74,601)	$(40,523)

Working capital and other:
Ordinary working capital(3)	$(11,774)	$(8,441)
Equity awards (payable) receivable(4)	(293)	1,386
Total working capital and other(5)	$(12,067)	$(7,055)
______________________

(1)
Fixed minimum rents are due one-month in advance. Percentage rents are due one-month in arrears. Rents receivable relate to percentage rents. As of March 31, 2018, unearned rental revenues consisted of percentage rents of approximately $35.3 million and fixed minimum rents of approximately $39.3 million. As of December 31, 2017, unearned rental revenues consisted of fixed minimum rents.

(2)	Represents rental revenues recognized in excess of cash rents received. Amount will decrease over the initial lease terms to zero.

(3)	Represents disbursements and/or receipts made by the Corporation or ESH REIT on the other entity's behalf. Includes overhead costs incurred by the Corporation on ESH REIT's behalf.

(4)	Represents amounts related to restricted stock units not yet settled or issued.

(5)	Outstanding balances are typically repaid within 30 days.

10.	COMMITMENTS AND CONTINGENCIES
Lease Commitments—ESH REIT is a tenant under long-term ground leases at four of its hotel properties. The current terms of the ground lease agreements terminate at various dates between 2021 and 2096, and three leases include multiple renewal options for generally five or ten year periods. Rent expense on ground leases is recognized on a straight-line basis and was approximately $0.4 million for each of the three months ended March 31, 2018 and March 31, 2017. Ground lease expense is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.
Other Commitments—ESH REIT has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of its properties is located. The initial term of the agreement terminates in 2031. The cost related to this commitment was approximately $0.1 million for each of the three months ended March 31, 2018 and 2017, and is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.
Paired Share Repurchase Commitment—As of March 31, 2018, ESH REIT agreed to repurchase approximately 0.1 million Class B common shares for approximately $0.9 million for which settlement had not yet occurred.
Legal Contingencies—On February 13, 2018, ESH REIT learned that a default judgment had been entered against it and certain of its affiliates on March 16, 2017 in the State Court of Gwinnett County, Georgia in an action entitled Sweeting v. Extended Stay America, Inc. et al., Case No. 16-C-06630-S4. The case is one of three personal injury actions arising out of the death of a child, brought by the child’s estate, the child’s personal representative, and the child’s mother, respectively.  The first two actions are currently pending. A default judgment was entered in the third case due to an inadvertent error in responding to service of process. ESH REIT has filed motions to open the default and set aside the judgment. ESH REIT believes that it is probable that the judgment will be set aside. ESH REIT does not have sufficient information on which to estimate the liability, if any, and therefore has not recorded a liability for this matter.
ESH REIT is not a party to any additional litigation or claims, other than routine matters arising in the ordinary course of business that are incidental to the operation of the business of ESH REIT. ESH REIT believes that the results of all additional litigation and claims, individually or in the aggregate, will not have a material adverse effect on its business or consolidated financial statements.

11.	SUBSEQUENT EVENTS
On April 26, 2018, the Board of Directors of ESH REIT declared a cash distribution of $0.16 per share for the first quarter of 2018 on its Class A and Class B common stock. The distribution is payable on May 25, 2018 to shareholders of record as of May 11, 2018.
Subsequent to March 31, 2018, ESH REIT repurchased and retired its respective portion of approximately 0.7 million ESH REIT Class B common shares for approximately $5.2 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements of Extended Stay America, Inc. (the "Corporation") and ESH Hospitality, Inc. ("ESH REIT") included in Item 1 in this combined quarterly report on Form 10-Q.
Background and Certain Defined Terms
The following defined terms relate to the corporate structure of the Corporation and ESH REIT, company-wide initiatives and lodging industry operating metrics. Unless otherwise indicated or the context requires:

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

•	ESA Management means ESA Management LLC and its subsidiaries, which manage the Extended Stay America-branded hotel properties on behalf of the Operating Lessees and third parties.

•
ESH REIT means ESH Hospitality, Inc., a Delaware corporation that has elected to be taxed as a real estate investment trust (“REIT”), and its subsidiaries. ESH REIT is a majority-owned subsidiary of the Corporation, which leases all of its hotel properties to the Operating Lessees.

•
ESH Strategies means ESH Hospitality Strategies LLC, a Delaware limited liability company and wholly-owned subsidiary of the Corporation, and one of its subsidiaries, ESH Strategies Branding LLC, a Delaware limited liability company, which owns the intellectual property related to our business.

•
ESH Strategies Franchise means ESH Strategies Franchise LLC, a Delaware limited liability company and wholly-owned subsidiary of ESH Strategies, that licenses the Extended Stay America brand name from ESH Strategies and in-turn relicenses it to third-party franchisees.

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

•
Third-party intermediaries are unaffiliated third-party distribution channels that sell hotel inventory, including ours, for a fee on the internet. Third party intermediaries currently include Expedia.com and Booking.com (and their respective affiliated brands and distribution channels, such as Priceline, Hotwire, Kayak and Trivago) and may in the future include search engines such as Google and alternative lodging suppliers such as Airbnb and HomeAway. Third-party intermediaries also include specialized intermediaries that locate and reserve hotel rooms for corporate lodgers.

The following discussion may contain forward-looking statements regarding our ability to meet our debt service obligations, future capital expenditures (including future acquisitions and/or hotel renovation programs), distribution policies, development, growth and franchise opportunities, anticipated benefits or use of proceeds from any dispositions, plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position and our business outlook and business trends, among other topics. Actual results may differ materially from those suggested by our forward-looking statements for various reasons, including those discussed in “Risk Factors” in our combined annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2018, and “Cautionary Note Regarding Forward-Looking Statements” contained herein. Those sections expressly qualify any subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf.
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

Overview
We are the largest integrated owner/operator of company-branded hotels in North America. Our business operates in the extended stay segment of the lodging industry, and as of March 31, 2018, we owned and operated 598 hotel properties comprising approximately 66,100 rooms located in 44 states across the United States and franchised or managed 27 hotel properties comprising 2,700 rooms, primarily located in Texas, Ohio and Indiana. All 625 system-wide hotels currently operate under the Extended Stay America brand, which serves the mid-price extended stay segment, and accounts for approximately 43% of the segment by number of rooms in the United States.
Our system-wide hotels are designed to provide an affordable and attractive alternative to traditional lodging or apartment accommodations and are targeted toward self-sufficient, value-conscious guests who need lodging for more than a week. Guests include business travelers, leisure travelers, professionals on temporary work or training assignments, persons relocating, temporarily displaced or purchasing a home and anyone else in need of temporary housing.
For the twelve months ended March 31, 2018, approximately 36.8%, 21.5% and 41.7% of our total revenues were derived from guests with stays from 1-6 nights, 7-29 nights and 30 or more nights, respectively. For the twelve months ended March 31, 2018, approximately 31.1% of our total revenues were derived from property-direct reservations, approximately 24.5% were derived from our central call center, approximately 16.8% were derived from our own proprietary website, approximately 23.3% were derived from third party intermediaries and approximately 4.3% were derived from travel agency global distribution systems.
We seek to drive our competitive advantage by targeting our product offering to an underserved market segment and by driving economies of scale through our national distribution and concentration of multiple hotels in individual markets. We focus on continually improving our product and service, improving marketing efforts and driving ADR. In addition to owning and operating hotels, we have increased, and plan to continue to increase, our distribution and created a fee-based income stream by franchising our brand name to third parties and, in some instances, managing these hotels on behalf of our franchisees. We also plan to increase our efficiency and the overall quality of our real estate portfolio by selling non-strategic hotels over time, in some cases franchising our brand name to, or managing sold hotels for, the buyers. Through the combination of our business model, which we believe maximizes cost efficiency, our efficient capital structure and the below real estate and development initiatives, we intend to drive superior cash flow and return value to our shareholders. Our current and future plans include some or all of the following:

•	continuing to invest capital in our hotels, both on an ongoing basis and through future cyclical renovation programs, where justified by anticipated returns on investment;

•	repurposing and/or rebuilding certain of our hotel properties;

•	building new Extended Stay America hotel properties which we expect to own and operate;

•	selling non-strategic hotels to buyers that will franchise the Extended Stay America brand from us and for whom we may perform management or other services;

•	converting existing hotels to the Extended Stay America brand, either as franchises or on our own balance sheet;

•	franchising the Extended Stay America brand to newly-constructed hotel properties owned by third parties for whom we may perform management or other services; and

•	acquiring additional hotel properties.
Completed Asset Dispositions
In February 2018, we sold twenty-five hotels for gross proceeds of approximately $112.1 million. The Company and ESH REIT recognized gains on sale of approximately $7.0 million and $4.4 million, respectively, during the three months ended March 31, 2018. We manage these hotels under a twenty-year management agreement, with the option for the third-party owner to convert the hotels to independently-managed franchises after two years. In March 2018, we sold one additional hotel for approximately $44.8 million. The Company and ESH REIT recognized gains on sale of approximately $31.1 million and $31.0 million, respectively, during the three months ended March 31, 2018. We manage this hotel pursuant to a management agreement expected to terminate on or before March 30, 2019.
In May 2017, we sold four hotels for approximately $60.7 million. The Company and ESH REIT recognized losses on sale of approximately $(1.9) million and $(3.3) million, respectively, during the three and six months ended June 30, 2017. We managed two of these hotels for a portion of the first quarter of 2018. In December 2017, we sold one hotel for approximately $16.0 million. The Company and ESH REIT recognized gains on sale of approximately $11.9 and $11.8 million, respectively, during the fourth quarter of 2017. We manage this hotel pursuant to a management agreement expected to terminate in 2018.

Understanding Our Results of Operations—The Company
Revenues and Expenses. The Company’s revenues are derived from hotel ownership/operations and the franchise and management of hotels owned by third parties. Hotel operating expenses account for the largest portion of the Company’s operating expenses and reflect ongoing expenses associated with the ownership and operation of our hotels.
The following table presents the components of the Company’s revenues as a percentage of our total revenues for the three months ended March 31, 2018:

Percentage of 2018 Year to Date Revenues
• Room revenues. Room revenues are driven primarily by ADR and occupancy. Pricing policy and customer mix are significant drivers of ADR. Due to our relatively high occupancy levels, our primary focus is on increasing RevPAR by increasing ADR. For the three months ended March 31, 2018, we experienced RevPAR growth of approximately 4.7% compared to the three months ended March 31, 2017, due to improved asset quality through our recent asset dispositions, the collective impact of our recently completed hotel renovation program and focus on service excellence.	97.4%
•     Other hotel revenues. Other hotel revenues include ancillary revenues such as laundry revenues, vending commissions, additional housekeeping fees, purchased WiFi upgrades, parking revenues and pet charges. Occupancy and customer mix, as well as the number and percentage of guests that have longer-term stays, have been historical drivers of our other hotel revenues. We experienced an increase in other hotel revenues of approximately $0.1 million, or 1.8%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, mainly due to increases in guest purchased Wifi upgrades.
1.8%
• Franchise and management fees. Franchise and management fees include fees charged to third parties for use of our brand name, system services and the management of certain hotels that operate under the Extended Stay America brand. The substantial majority of these fees are based on a percentage of the franchised or managed hotel's revenues.	0.2%
• Other revenues from franchised and managed properties. Other revenues from franchised and managed properties includes the direct reimbursement of specific costs incurred by us under our franchise and or management agreements that we are reimbursed for on a dollar-for-dollar basis as outlined in the applicable agreements.	0.6%

The following table presents the components of the Company’s operating expenses as a percentage of our total operating expenses for the three months ended March 31, 2018:

Percentage of 2018 Year to Date Operating Expenses
•     Hotel operating expenses. Hotel operating expenses have both fixed and variable components. Operating expenses that are relatively fixed include personnel expense, real estate tax expense and property insurance premiums. Occupancy is a key driver of expenses that have a high degree of variability, such as housekeeping services and amenity costs. Other variable expenses include marketing costs, reservation costs, property insurance claims and repairs and maintenance expense. We experienced an increase in hotel operating expenses of approximately $1.0 million, or 0.7%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, due to increases in reservation costs, repairs and maintenance expense and personnel costs, partially offset by decreases in loss on asset disposals, amenity costs and utilities expense.
53.4%
• General and administrative expenses. General and administrative expenses include expenses associated with corporate overhead. Costs consist primarily of compensation expense of our corporate staff, including equity-based compensation, and professional fees, including audit, tax, legal and consulting fees.	9.5%
• Depreciation and amortization. Depreciation and amortization is a non-cash charge that relates primarily to the acquisition and related usage of hotels and other property and equipment, including capital expenditures incurred with respect to previously completed hotel renovations and related capital expenditures.	20.2%
• Impairment of long-lived assets. Impairment of long-lived assets is a non-cash charge recognized when events and circumstances indicate that the carrying value of an individual hotel asset, or a group of hotel assets, may not be recoverable.	16.3%
• Other expenses from franchised and managed properties. Other expenses from franchised and managed properties include costs incurred by us in the delivery of services specified in our franchise and management agreements for which we are entitled dollar-for-dollar reimbursement as outlined in the applicable agreements.	0.6%

Understanding Our Results of Operations—ESH REIT
Revenues. ESH REIT’s rental revenues are generated from leasing its hotel properties to subsidiaries of the Corporation. Rental revenues consist of fixed minimum rental payments recognized on a straight-line basis over the lease terms plus specified percentages of total hotel revenues over designated thresholds.
Expenses. The following table presents the components of ESH REIT’s operating expenses as a percentage of ESH REIT’s total operating expenses for the three months ended March 31, 2018:

Percentage of 2018 Year to Date Operating Expenses
• Hotel operating expenses. ESH REIT’s hotel operating expenses include expenses directly related to hotel ownership, such as real estate tax expense, loss on disposal of assets and property insurance premiums and claims.	27.8%
• General and administrative expenses. General and administrative expenses include overhead expenses incurred directly by ESH REIT and administrative service costs reimbursed to the Corporation.	5.1%
• Depreciation. Depreciation is a non-cash charge that relates primarily to the acquisition and related usage of hotels and other property and equipment, including capital expenditures incurred with respect to previously completed hotel renovations and related capital expenditures.	67.1%
•    Impairment of long-lived assets. Impairment of long-lived assets is a non-cash charge recognized when events or circumstances indicate that the carrying value of a group of hotel assets (as grouped under ESH REIT’s leases) may not be recoverable.
—%
Results of Operations
Results of Operations discusses the Company’s and ESH REIT’s unaudited condensed consolidated financial statements, each of which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those relating to property and equipment, goodwill, revenue recognition, income taxes, equity-based compensation and investments. Our estimates and judgments are based on information that is then available to us, our experience and various matters that we believe are reasonable and appropriate for consideration under the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions.
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

Results of Operations—The Company
Comparison of Three Months Ended March 31, 2018 and March 31, 2017
As of March 31, 2017, we owned and operated 629 hotels consisting of approximately 69,400 rooms. In 2017, the Company sold five hotels. In 2018, we sold twenty-six hotels. See Note 4 to the consolidated financial statements of Extended Stay America, Inc., which are included in Item 1 of this combined quarterly report Form 10-Q. As of March 31, 2018, we owned and operated 598 hotels, consisting of approximately 66,100 rooms, and franchised or managed 27 hotels, consisting of approximately 2,700 rooms. All system-wide hotels are operated under the Extended Stay America brand.
The following table presents our consolidated results of operations for the three months ended March 31, 2018 and 2017, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended March 31,
	2018	2017	Change ($)	Change (%)
Revenues:
Room revenues	$290,210	$285,808	$4,402	1.5%
Other hotel revenues	5,275	5,183	92	1.8%
Franchise and management fees	623	—	623	n/a
	296,108	290,991	5,117	1.8%
Other revenues from franchised and managed properties	1,659	—	1,659	n/a
Total revenues	297,767	290,991	6,776	2.3%
Operating expenses:
Hotel operating expenses	142,630	141,660	970	0.7%
General and administrative expenses	25,221	26,307	(1,086)	(4.1)%
Depreciation and amortization	54,015	57,671	(3,656)	(6.3)%
Impairment of long-lived assets	43,600	12,423	31,177	251.0%
	265,466	238,061	27,405	11.5%
Other expenses from franchised and managed properties	1,659	—	1,659	n/a
Total operating expenses	267,125	238,061	29,064	12.2%
Gain on sale of hotel properties	38,082	—	38,082	n/a
Other income	5	1	4	400.0%
Income from operations	68,729	52,931	15,798	29.8%
Other non-operating expense (income)	197	(1,221)	1,418	(116.1)%
Interest expense, net	31,640	33,606	(1,966)	(5.9)%
Income before income tax expense	36,892	20,546	16,346	79.6%
Income tax expense	5,797	4,483	1,314	29.3%
Net income	31,095	16,063	15,032	93.6%
Net (income) loss attributable to noncontrolling interests(1)	(16,243)	7,038	(23,281)	(330.8)%
Net income attributable to Extended Stay America, Inc. common shareholders	$14,852	$23,101	$(8,249)	(35.7)%
________________________________

(1)
Noncontrolling interests in Extended Stay America, Inc. include approximately 43% and 44% of ESH REIT's common equity as of March 31, 2018 and 2017, respectively, and 125 shares of ESH REIT preferred stock.

The following table presents key operating metrics, including occupancy, ADR, RevPAR and hotel inventory for our owned hotels for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31,
	2018	2017	Change
Number of hotels (as of March 31)	598	629	(31)
Number of rooms (as of March 31)	66,089	69,383	(3,294)
Occupancy	70.5%	70.4%	10 bps
ADR	$67.99	$64.99	4.6%
RevPAR	$47.92	$45.76	4.7%

Room revenues. Room revenues increased by approximately $4.4 million, or 1.5%, to approximately $290.2 million for the three months ended March 31, 2018 compared to approximately $285.8 million for the three months ended March 31, 2017.  The increase in room revenues was primarily due to a 3.8% increase in RevPAR for hotels we owned and operated for the entirety of both periods. This increase was a result of the collective impact of our recently completed hotel renovation program and focus on service excellence. This increase was partially offset by a decrease in revenues of approximately $6.2 million as a result of the sale of five hotels in 2017 and twenty-six hotels during the three months ended March 31, 2018.
Other hotel revenues. Other hotel revenues increased by approximately $0.1 million, or 1.8%, to approximately $5.3 million for the three months ended March 31, 2018 compared to approximately $5.2 million for the three months ended March 31, 2017. This increase was mainly due to an increase in WiFi upgrades purchased by guests and other ancillary fees.
Franchise and management fees. For the three months ended March 31, 2018, franchise and management fees of approximately $0.6 million were earned as a result of the franchise or management of twenty-seven third-party owned hotels that were sold by the Company in 2018 or 2017.

Other revenues from franchised and managed properties. For the three months ended March 31, 2018, other revenues from franchised and managed properties of approximately $1.7 million includes the direct reimbursement of specific costs incurred by us under our franchise and management agreements that we are reimbursed for on a dollar-for-dollar basis as outlined in the applicable agreements.
Hotel operating expenses. Hotel operating expenses increased by approximately $1.0 million, or 0.7%, to approximately $142.6 million for the three months ended March 31, 2018 compared to approximately $141.7 million for the three months ended March 31, 2017. The increase in hotel operating expenses was partly due to an increase in reservation costs of approximately $3.3 million, which related to an increase in commissionable bookings through third-party intermediaries as well as a shift in booking channels used by our guests, as well as increases in repairs and maintenance expense of approximately $0.7 million and personnel expense of approximately $0.7 million. These increases were partially offset by decreases in loss on disposal of assets of approximately $2.0 million, mainly due to the completion of our hotel renovation program in the second quarter of 2017, amenity costs of approximately $0.8 million and utilities expense of approximately $0.7 million.
General and administrative expenses. General and administrative expenses decreased by approximately $1.1 million, or 4.1%, to approximately $25.2 million for the three months ended March 31, 2018 compared to approximately $26.3 million for the three months ended March 31, 2017. This decrease was driven by a decrease in consulting and professional fees of approximately $1.9 million, including secondary offering costs incurred during the three months ended March 31, 2017 of approximately $0.4 million, partially offset by an increase in personnel related costs of approximately $0.2 million.
Depreciation and amortization. Depreciation and amortization decreased by approximately $3.7 million, or 6.3%, to approximately $54.0 million for the three months ended March 31, 2018 compared to approximately $57.7 million for the three months ended March 31, 2017, due to our recent hotel dispositions and a decrease in capital expenditures as a result of the completion of our hotel renovation program in the second quarter of 2017.
Impairment of long-lived assets. During the three months ended March 31, 2018, we recognized impairment charges for twenty-one hotels, generally located in the Midwestern U.S., which totaled approximately $43.6 million. The majority of the impairment charges were incurred in connection with evaluating the potential sale of certain non-core assets. During the three months ended March 31, 2017, we recognized impairment charges for our three Canadian hotels of approximately $12.4 million.

The estimation and evaluation of future cash flows, which is a key factor in determining the amount and/or timing of impairment charges, in particular the holding period for real estate assets and asset composition and/or concentration within real estate portfolios, relies on judgments and assumptions regarding holding period, current and future operating and economic performance, and current and future market conditions. It is possible that such judgments and/or estimates will change; if this occurs, we may recognize additional impairment charges reflecting either changes in estimate, circumstance or the estimated market value of our assets.
Gain on sale of hotel properties. During the three months ended March 31, 2018, we recognized a gain on sale of hotel properties of approximately $38.1 million related to the sale of twenty-six hotels. No hotels were sold during the three months ended March 31, 2017.
Other expenses from franchised and managed properties. For the three months ended March 31, 2018, other expenses from franchised and managed properties of approximately $1.7 million include costs incurred by us in the delivery of services specified in our franchise and management agreements for which we are reimbursed on a dollar-for-dollar basis as outlined in the applicable agreements.
Other non-operating expense (income). During the three months ended March 31, 2018, we recognized a foreign currency transaction loss of approximately $0.2 million related to a remaining Canadian dollar denominated deposit and income tax liability as a result of the 2017 sale of our three Canadian hotels. During the three months ended March 31, 2017, we recognized a gain related to our interest rate swap of approximately $1.3 million, partially offset by a foreign currency transaction loss of approximately $0.1 million.
Interest expense, net. Excluding interest expense of approximately $0.4 million incurred during the three months ended March 31, 2018 related to the voluntary prepayment of $60.0 million of ESH REIT's term loan facility, and excluding interest expense of approximately $1.2 million incurred during the three months ended March 31, 2017 related to the repricing of ESH REIT's term loan facility, net interest expense decreased by approximately $1.2 million, or 3.8%, to approximately $31.2 million for the three months ended March 31, 2018 compared to approximately $32.4 million for the three months ended March 31, 2017. The Company’s weighted-average interest rate increased to approximately 4.6% as of March 31, 2018 compared to approximately 4.4% as of March 31, 2017. The Company’s total outstanding debt balance was approximately $2.5 billion and $2.6 billion, net of unamortized deferred financing costs and debt discounts, as of March 31, 2018 and 2017, respectively.
Income tax expense. Our effective income tax rate decreased by approximately 6.1 percentage points to approximately 15.7% for the three months ended March 31, 2018 compared to approximately 21.8% for the three months ended March 31, 2017. The Company's effective rate differs from the current federal statutory rate of 21% primarily due to ESH REIT's status as a REIT under the provisions of the Code. During the three months ended March 31, 2017, the Company was subject to a federal income tax rate of 35%. The decrease in our effective income tax rate for the three months ended March 31, 2018 is a direct result of the decrease in the federal statutory rate to 21% as a result of the Tax Cuts and Jobs Act ("TCJA") passed in December 2017 and effective January 1, 2018.
Results of Operations—ESH REIT
ESH REIT’s sole source of revenues is lease rental revenues and its hotel operating expenses reflect only those hotel operating expenses incurred directly related to hotel ownership. Administrative service costs reimbursed to the Corporation are included as a component of general and administrative expenses.
Comparison of Three Months Ended March 31, 2018 and March 31, 2017
As of March 31, 2017, ESH REIT owned and leased 629 hotels, consisting of approximately 69,400 rooms. As a result of asset sales, as of March 31, 2018, ESH REIT owned and leased 598 hotels, consisting of approximately 66,100 rooms. See Note 4 to the unaudited condensed consolidated financial statements of ESH Hospitality, Inc. included in Item 1 of this combined quarterly report on Form 10-Q.
The following table presents ESH REIT’s consolidated results of operations for the three months ended March 31, 2018 and 2017, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended March 31,
	2018	2017	Change ($)	Change (%)
Revenues- Rental revenues from Extended Stay America, Inc.	$113,331	$116,294	$(2,963)	(2.5)%
Operating expenses:
Hotel operating expenses	22,081	23,955	(1,874)	(7.8)%
General and administrative expenses	4,095	4,702	(607)	(12.9)%
Depreciation	53,280	56,537	(3,257)	(5.8)%
Impairment of long-lived assets	—	15,046	(15,046)	n/a
Total operating expenses	79,456	100,240	(20,784)	(20.7)%
Gain on sale of hotel properties	35,410	—	35,410	n/a
Other income	28	—	28	n/a
Income from operations	69,313	16,054	53,259	331.7%
Other non-operating expense (income)	202	(1,164)	1,366	(117.4)%
Interest expense, net	31,495	33,752	(2,257)	(6.7)%
Income (loss) before income tax expense (benefit)	37,616	(16,534)	54,150	(327.5)%
Income tax expense (benefit)	35	(418)	453	(108.4)%
Net income (loss)	$37,581	$(16,116)	$53,697	(333.2)%
Rental revenues from Extended Stay America, Inc. Rental revenues decreased by approximately $3.0 million, or 2.5%, to approximately $113.3 million for the three months ended March 31, 2018 compared to approximately $116.3 million for the three months ended March 31, 2017. The decrease in rental revenues was primarily due to the sale of five hotels in 2017 subsequent to March 31, 2017, and twenty-six hotels during the three months ended March 31, 2018. No percentage rental revenues were recognized during the three months ended March 31, 2018 or 2017, due to the fact that percentage rental revenue thresholds were not yet achieved during the periods.
Hotel operating expenses. Hotel operating expenses decreased by approximately $1.9 million, or 7.8%, to approximately $22.1 million for the three months ended March 31, 2018 compared to approximately $24.0 million for the three months ended March 31, 2017. This decrease was primarily due to a decrease in loss on disposal of assets of approximately $2.0 million, mainly due to the completion of ESH REIT's hotel renovation program in the second quarter of 2017, and property insurance claims of approximately $0.5 million, partially offset by an increase in real estate tax expense of approximately $0.7 million.
General and administrative expenses. General and administrative expenses decreased by approximately $0.6 million, or 12.9%, to approximately $4.1 million for the three months ended March 31, 2018 compared to approximately $4.7 million for the three months ended March 31, 2017. This decrease was due to a decrease in consulting and professional fees of approximately $1.1 million, partially offset by an increase in reimbursable costs to the Corporation of approximately $0.4 million for administrative services performed on ESH REIT’s behalf.
Depreciation. Depreciation decreased by approximately $3.3 million, or 5.8%, to approximately $53.3 million for the three months ended March 31, 2018 compared to approximately $56.5 million for the three months ended March 31, 2017, due to our recent hotel dispositions and a decrease in capital expenditures as a result of the completion of ESH REIT's hotel renovation program in the second quarter of 2017.
Impairment of long-lived assets. During the three months ended March 31, 2018, no impairment charges were recognized. During the three months ended March 31, 2017, ESH REIT recognized impairment charges for its three Canadian hotels of approximately $15.0 million.
The estimation and evaluation of future cash flows, which is a key factor in determining the amount and/or timing of impairment charges, in particular the holding period for real estate assets and asset composition and/or concentration within real estate portfolios, relies on judgments and assumptions regarding holding period, current and future operating and economic performance, and current and future market conditions. If such judgments and/or estimates change, ESH REIT could recognize impairment charges in future periods.

Gain on sale of hotel properties.  During the three months ended March 31, 2018, ESH REIT recognized a gain on sale of hotel properties of approximately $35.4 million related to the sale of twenty-six hotels. No hotels were sold during the three months ended March 31, 2017.
Other non-operating expense (income). During the three months ended March 31, 2018, ESH REIT recognized a foreign currency transaction loss of approximately $0.2 million related to a remaining Canadian dollar denominated deposit and income tax liability as a result of the 2017 sale of its three Canadian hotels. During the three months ended March 31, 2017, ESH REIT recognized a gain related to its interest rate swap of approximately $1.3 million, partially offset by a foreign currency transaction loss of approximately $0.1 million.
Interest expense, net. Excluding interest expense of approximately $0.4 million incurred during the three months ended March 31, 2018 related to the voluntary prepayment of $60.0 million of ESH REIT's term loan facility, and excluding interest expense of approximately $1.2 million incurred during the three months ended March 31, 2017 related to the repricing of ESH REIT's term loan facility, net interest expense decreased by approximately $1.5 million, or 4.7%, to approximately $31.1 million for the three months ended March 31, 2018 compared to approximately $32.6 million for the three months ended March 31, 2017. ESH REIT’s weighted-average interest rate increased to approximately 4.6% as of March 31, 2018 compared to approximately 4.4% as of March 31, 2017. ESH REIT's total outstanding debt balance was approximately $2.5 billion and $2.6 billion, net of unamortized deferred financing costs and debt discounts as of March 31, 2018 and 2017, respectively.
Income tax expense (benefit). ESH REIT’s effective income tax rate decreased by approximately 2.4 percentage points to 0.1% for the three months ended March 31, 2018 compared to 2.5% for the three months ended March 31, 2017. ESH REIT’s effective rate differs from the federal statutory rate of 21% primarily due to ESH REIT's status as a REIT under the provisions of the Code.
Non-GAAP Financial Measures
Hotel Operating Profit and Hotel Operating Margin
Hotel Operating Profit and Hotel Operating Margin measure hotel-level operating results prior to debt service, income tax expense, impairment charges, depreciation and amortization and general and administrative expenses. The Company believes that Hotel Operating Profit and Hotel Operating Margin are useful measures to investors regarding our owned hotel's operating performance as they help us evaluate aggregate owned hotel-level profitability, specifically operating efficiency and effectiveness. Further, these measures allow us to analyze period over period operating margin flow-through, defined as the change in Hotel Operating Profit divided by the change in total hotel revenues.
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
The following table provides a reconciliation of room revenues, other hotel revenues and hotel operating expenses (excluding loss on disposal of assets) to Hotel Operating Profit and Hotel Operating Margin for the Company for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Room revenues	$290,210	$285,808
Other hotel revenues	5,275	5,183
Total hotel revenues	295,485	290,991
Hotel operating expenses (1)	141,138	138,190
Hotel Operating Profit	$154,347	$152,801
Hotel Operating Margin	52.2%	52.5%
_________________________________
(1) Excludes loss on disposal of assets of approximately $1.5 million and $3.5 million, respectively.

EBITDA and Adjusted EBITDA
EBITDA is defined as net income excluding: (1) net interest expense; (2) income tax expense; and (3) depreciation and amortization. EBITDA is a commonly used measure of performance in many industries. The Company believes that EBITDA provides useful information to investors regarding our operating performance as it helps us and investors evaluate the ongoing performance of our hotels and our franchise and management operations after removing the impact of our capital structure, primarily net interest expense, our corporate structure, primarily income tax expense, and our asset base, primarily depreciation and amortization. We believe that the use of EBITDA facilitates comparisons between us and other lodging companies, hotel owners and capital-intensive companies. Additionally, EBITDA is a measure that is used by management in our annual budgeting and compensation planning processes.
The Company uses Adjusted EBITDA when evaluating our performance because we believe the adjustment for certain additional items, described below, provides useful supplemental information to investors regarding ongoing operating performance and that the presentation of Adjusted EBITDA, when combined with the U.S. GAAP presentation of net income, net income per share and cash flow provided by operating activities, is beneficial to the overall understanding of ongoing operating performance. We adjust EBITDA for the following items where applicable for each period presented, and refer to this measure as Adjusted EBITDA:

•
Non-cash equity-based compensation—We exclude non-cash charges related to equity-based compensation expense with respect to awards issued under long-term incentive compensation plans to employees and certain directors.

•
Other non-operating expense (income)—We exclude the effect of other non-operating expense or income, as we believe non-cash gains or losses on interest rate hedges or other derivatives and foreign currency transaction gains or losses are not reflective of ongoing or future operating performance.

•
Impairment of long-lived assets— We exclude the effect of impairment losses recorded on property and equipment and intangible assets, as we believe they are not reflective of ongoing or future operating performance.

•	(Gain) loss on sale of hotel properties— We exclude the net gain or loss on sale of hotel properties, as we believe it is not reflective of ongoing or future operating performance.

•
Other expenses—We exclude the effect of expenses that we do not consider reflective of ongoing or future operating performance, including the following: loss on disposal of assets and costs incurred in connection with certain transactions, including secondary offerings.

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

The following table provides a reconciliation of net income to EBITDA and Adjusted EBITDA for the Company for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018		2017
Net income	$31,095		$16,063
Interest expense, net	31,640		33,606
Income tax expense	5,797		4,483
Depreciation and amortization	54,015		57,671
EBITDA	122,547		111,823
Non-cash equity-based compensation	2,403		2,683
Other non-operating expense (income)	197	(1)	(1,221)	(2)
Impairment of long-lived assets	43,600		12,423
Gain on sale of hotel properties	(38,082)		—
Other expenses	1,499	(3)	3,894	(4)
Adjusted EBITDA	$132,164		$129,602
_________________________________

(1)	Includes foreign currency transaction loss of approximately $0.2 million.

(2)	Includes gain related to interest rate swap of approximately $1.3 million and foreign currency transaction loss of approximately $0.1 million.

(3)	Includes loss on disposal of approximately $1.5 million.

(4)	Includes loss on disposal of assets of approximately $3.5 million and costs incurred in connection with March 2017 secondary offering of approximately $0.4 million.

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
Consistent with our presentation of Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share, as described below, our reconciliation of FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share begins with net income attributable to Extended Stay America, Inc. common shareholders, which excludes net income attributable to noncontrolling interests, and adds back earnings attributable to ESH REIT’s Class B common shares, presented as noncontrolling interest as required by U.S. GAAP. We believe that including earnings attributable to ESH REIT’s Class B common shares in our calculations of FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share provides investors with useful supplemental measures of the Company’s operating performance since our Paired Shares, directly through the pairing of the common stock of the Corporation and Class B common stock of ESH REIT, and indirectly through the Corporation’s ownership of the Class A common stock of ESH REIT, entitle holders to participate in 100% of the common equity and earnings of both the Corporation and ESH REIT. Based on the limitation on transfer provided for in each of the Corporation’s and ESH REIT’s charters, shares of common stock of the Corporation and shares of Class B common stock of ESH REIT are transferable and tradable only in combination as units, each unit consisting of one share of the Corporation’s common stock and one share of ESH REIT Class B common stock.
The Company uses Adjusted FFO and Adjusted FFO per diluted Paired Share when evaluating our performance because we believe the adjustment for certain additional items, described below, provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted FFO and Adjusted FFO per diluted Paired Share, when combined with the U.S. GAAP presentation of net income and net income per share, is beneficial to the overall understanding of our ongoing performance.
The Company adjusts FFO for the following items, net of income taxes that are not addressed in NAREIT’s definition of FFO, and refers to this measure as Adjusted FFO:

•
Debt modification and extinguishment costs—We exclude charges related to the write-off of unamortized deferred financing costs, prepayment penalties and other costs associated with modification and/or extinguishment of debt as we believe they are not reflective of our ongoing or future operating performance.

•	(Gain) loss on derivatives—We exclude gains or losses on interest rate hedges and other derivatives as we believe they are not reflective of our ongoing or future operating performance.
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
The following table provides a reconciliation of net income attributable to Extended Stay America, Inc. common shareholders to FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share for the Company for the three months ended March 31, 2018 and 2017 (in thousands, except per Paired Share data):

	Three Months Ended March 31,
	2018	2017
Net income per Extended Stay America, Inc. common share - diluted	$0.08	$0.12

Net income attributable to Extended Stay America, Inc. common shareholders	$14,852	$23,101
Noncontrolling interests attributable to Class B common shares of ESH REIT	16,239	(7,042)
Real estate depreciation and amortization	52,748	56,533
Impairment of long-lived assets	43,600	12,423
Gain on sale of hotel properties	(38,082)	—
Tax effect of adjustments to net income attributable to Extended Stay America, Inc. common shareholders	(9,725)	(16,274)
FFO	79,632	68,741
Debt modification and extinguishment costs	437	1,168
Gain on interest rate swap	—	(1,242)
Tax effect of adjustments to FFO	(73)	17
Adjusted FFO	$79,996	$68,684
Adjusted FFO per Paired Share - diluted	$0.42	$0.35
Weighted Average Paired Shares outstanding - diluted	192,566	195,386
Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share
We present Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share as supplemental measures of the Company’s performance. We believe that these are useful measures for investors since our Paired Shares, directly through the pairing of the common stock of the Corporation and Class B common stock of ESH REIT, and indirectly through the Corporation’s ownership of the Class A common stock of ESH REIT, entitle holders to participate in 100% of the common equity and earnings of both the Corporation and ESH REIT. As required by U.S. GAAP, net income attributable to Extended Stay America, Inc. common shareholders excludes earnings attributable to ESH REIT’s Class B common shares, a noncontrolling interest. Based on the limitation on transfer provided for in each of the Corporation’s and ESH REIT’s charters, shares of common stock of the Corporation and shares of Class B common stock of ESH REIT are transferable and tradable only in combination as units, each unit consisting of one share of the Corporation’s common stock and one share of ESH REIT Class B common stock. As a result, we believe that Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share represent useful measures to holders of our Paired Shares.
Paired Share Income is defined as the sum of net income attributable to Extended Stay America, Inc. common shareholders and noncontrolling interests attributable to Class B common shares of ESH REIT. Adjusted Paired Share Income is defined as Paired Share Income adjusted for items that, net of income taxes, we believe are not reflective of our ongoing or future operating performance. We adjust Paired Share Income for the following items, net of income taxes, where applicable for each period presented, and refer to this measure as Adjusted Paired Share Income: debt modification and extinguishment costs, other non-operating expense (income) (including gain or loss on interest rate hedges or other derivatives and foreign currency transaction gain or loss), impairment of long-lived assets, (gain) loss on sale of hotel properties and other expenses, such as loss on disposal of assets, costs incurred in connection with secondary offerings and transaction costs associated with the purchase or sale of hotel properties. With the exception of equity-based compensation, an ongoing charge, and debt modification and extinguishment costs, these adjustments (other than the effect of income taxes) are the same as those used in the reconciliation of net income calculated in accordance with U.S. GAAP to EBITDA to Adjusted EBITDA.
Adjusted Paired Share Income per diluted Paired Share is defined as Adjusted Paired Share Income divided by the number of Paired Shares outstanding on a diluted basis. Until such time as the number of outstanding common shares of the Corporation and Class B common shares of ESH REIT differ, we believe Adjusted Paired Share Income per diluted Paired Share is useful to investors, as it represents a measure of the economic risks and rewards related to an investment in our Paired Shares. We believe that Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share provide meaningful indicators of the Company’s operating performance in addition to separate and/or individual analyses of net income attributable to common shareholders of the Corporation and net income attributable to Class B common shareholders of ESH REIT, each of which is impacted by U.S. GAAP requirements, including the recognition of contingent lease rental revenues and the recognition of fixed minimum lease rental revenues on a straight-line basis, and may not reflect how cash flows are generated on an individual entity or total enterprise basis. Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share should not be considered as an alternative to net income of the Company, net income of the Corporation, net income of ESH REIT, net income per share of common stock of the Corporation, net income per share of Class A or Class B common stock of ESH REIT or any other measure of the Company, the Corporation or ESH REIT calculated in accordance with U.S. GAAP.
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
The following table provides a reconciliation of net income attributable to Extended Stay America, Inc. common shareholders to Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share for the three months ended March 31, 2018 and 2017 (in thousands, except per Paired Share data):

	Three Months Ended March 31,
	2018		2017
Net income per Extended Stay America, Inc. common share - diluted	$0.08		$0.12

Net income attributable to Extended Stay America, Inc. common shareholders	$14,852		$23,101
Noncontrolling interests attributable to Class B common shares of ESH REIT	16,239		(7,042)
Paired Share Income	31,091		16,059
Debt modification and extinguishment costs	437		1,168
Other non-operating expense (income)	197	(1)	(1,221)	(2)
Impairment of long-lived assets	43,600		12,423
Gain on sale of hotel properties	(38,082)		—
Other expenses	1,499	(3)	3,894	(4)
Tax effect of adjustments to Paired Share Income	(1,277)		(3,838)
Adjusted Paired Share Income	$37,465		$28,485
Adjusted Paired Share Income per Paired Share – diluted	$0.19		$0.15
Weighted average Paired Shares outstanding – diluted	192,566		195,386
_______________________________

(1)	Includes foreign currency transaction loss of approximately $0.2 million.

(2)	Includes gain related to interest rate swap of approximately $1.3 million and foreign currency transaction loss of approximately $0.1 million.

(3)	Includes loss on disposal of assets of approximately $1.5 million.

(4)	Includes loss on disposal of assets of approximately $3.5 million and costs incurred in connection with March 2017 secondary offering of approximately $0.4 million.

Liquidity and Capital Resources
Company Overview
On a consolidated basis, we have historically generated significant cash flow from operations and have financed our ongoing business primarily with existing cash, cash flow generated from operations, and in certain instances, proceeds from asset dispositions. We generated cash flow from operations of approximately $118.7 million for the three months ended March 31, 2018.
Our current liquidity requirements consist primarily of funds necessary to pay for or fund (i) hotel operating expenses, (ii) recurring maintenance and capital expenditures necessary to maintain our hotels, (iii) investments in franchise, management and other fee programs with respect to third party franchisees or other hotel owners, (iv) general and administrative expenses, (v) interest expense, (vi) income taxes, (vii) Paired Share repurchases, (viii) Corporation distributions and required ESH REIT distributions and (ix) certain phases of our growth and other strategic initiatives (See “Overview”). We expect to fund our current liquidity requirements from a combination of cash on hand, cash flow generated from operations, borrowings under our revolving credit facilities, as needed, and, in certain instances, proceeds from asset dispositions.

Long-term liquidity requirements consist of funds necessary to (i) complete future hotel renovations, (ii) repurpose and/or rebuild certain hotels, (iii) construct new hotels, (iv) acquire additional hotel properties and/or other lodging companies, (v) complete certain phases of our growth and other strategic initiatives, and (vi) refinance (including prior to or in connection with debt maturity payments) ESH REIT’s term facility (“the 2016 Term Facility”) and ESH REIT’s 5.25% senior notes due in 2025 (the “2025 Notes”) maturing in August 2023 and May 2025, respectively. See Note 6 to each of the unaudited condensed consolidated financial statements of Extended Stay America, Inc. and the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 1 in this combined quarterly report on Form 10-Q, for additional detail related to our debt obligations.
With respect to our long-term liquidity requirements, specifically our ability to refinance our existing outstanding debt obligations, we cannot assure you that the Corporation and/or ESH REIT will be able to refinance any debt on attractive terms at or before maturity, on commercially reasonable terms or at all, or the timing of any such refinancing. We expect to meet our long-term liquidity requirements through various sources of capital, including future debt financings or equity issuances by the Corporation and/or ESH REIT, existing working capital, cash flow generated from operations and, in certain instances, proceeds from asset dispositions. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the current and future state of overall capital and credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing or prospective lenders, general market conditions for the lodging industry, our operating performance and liquidity and market perceptions about us. The success of our business strategies will depend, in part, on our ability to access these various capital sources. There can be no assurance that we will be able to raise any such financing on terms acceptable to us or at all.
The Company had unrestricted cash and cash equivalents of approximately $190.8 million at March 31, 2018. Based upon the current level of operations, management believes that our cash flow from operations, together with our cash balances and available borrowings under our revolving credit facilities, will be adequate to meet our anticipated funding requirements and business objectives for the foreseeable future. We regularly review our capital structure and at any time may refinance or repay existing indebtedness, incur new indebtedness or purchase debt or equity securities.

In January and February 2018, the Boards of Directors of the Corporation and ESH REIT authorized an extension of the maturity date of the Paired Share repurchase program through December 31, 2018, each effective January 1, 2018, and authorized an increase to the amount of the combined Paired Share repurchase program to up to $400 million of Paired Shares. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of March 31, 2018, the Corporation and ESH REIT repurchased and retired their respective portion of approximately 14.8 million Paired Shares for approximately $237.4 million. Subsequent to March 31, 2018, the Corporation and ESH REIT repurchased and retired their respective portion of 0.7 million additional Paired Shares for approximately $14.4 million. As of April 25, 2018, approximately $148.5 million is remaining under the combined Paired Share repurchase program.
Distributions. On April 26, 2018, the Board of Directors of ESH REIT declared a cash distribution of $0.16 per Class A and Class B common share for the first quarter of 2018. Additionally, the Board of Directors of the Corporation declared a cash distribution of $0.06 per common share for the first quarter of 2018. These distributions, which total $0.22 per Paired Share, will be payable on May 25, 2018 to shareholders of record as of May 11, 2018.
The following table outlines distributions declared or paid to date in 2018:

Declaration Date	Record Date	Date Paid/Payable	ESH REIT Distribution	Corporation Distribution	Total Distribution
2/27/2018	3/13/2018	3/27/2018	$0.15	$0.06	$0.21
4/26/2018	5/11/2018	5/25/2018	$0.16	$0.06	$0.22
The Corporation
The Corporation’s primary source of liquidity is distribution income it receives in respect of its ownership of 100% of the Class A common stock of ESH REIT, which as of March 31, 2018, represents approximately 57% of the outstanding common stock of ESH REIT. Other sources of liquidity include income from the operations of the Operating Lessees, ESA Management and ESH Strategies.
In August 2016, the Corporation loaned $75.0 million to ESH REIT under an unsecured intercompany credit facility (the "Unsecured Intercompany Facility"). As of March 31, 2018, the outstanding balance under the Unsecured Intercompany

Facility was $0. Subject to certain conditions, the Corporation may loan up to $300.0 million to ESH REIT under the Unsecured Intercompany Facility. See Note 6 to the unaudited condensed consolidated financial statements of Extended Stay America, Inc. and Notes 6 and 9 to the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 1 in this combined quarterly report on Form 10-Q, for additional detail on the Unsecured Intercompany Facility.

The Corporation’s current liquidity requirements consist primarily of funds necessary to pay for or fund (i) hotel operating expenses, (ii) general and administrative expenses, (iii) interest expense on its outstanding mandatorily redeemable voting preferred stock, (iv) income taxes, (v) investments in its franchise, management and other fee programs with respect to third parties, (vi) Paired Share repurchases, and (vii) Corporation distributions. The Corporation expects to fund its current liquidity requirements from a combination of cash on hand, cash flow generated from operations (including distribution income it receives in respect of its ownership of 100% of the Class A common stock of ESH REIT) and borrowings under its revolving credit facility, as needed. The Corporation’s long-term liquidity requirements will also include the repayment of any outstanding amounts under its revolving credit facility and the repayment of its mandatorily redeemable voting preferred stock outstanding, the total par value of which is approximately $7.1 million. See Note 6 to the unaudited condensed consolidated financial statements of Extended Stay America, Inc., which are included in Item 1 in this combined quarterly report on Form 10-Q, for additional detail on the Corporation’s debt obligations.

As discussed above, the Corporation’s primary source of liquidity is distribution income it receives in respect of its ownership of the Class A common stock of ESH REIT. As a result of the TCJA, the Corporation will be subject to U.S. federal income tax at a maximum rate of 21% for taxable years beginning after December 31, 2017 (as compared to 35% for prior taxable years). The Corporation anticipates that it will apply these savings against current and long-term liquidity requirements.
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
From time to time, the Corporation may return additional cash to ESH REIT in order for ESH REIT to pay for or fund (i) capital expenditures (see "Liquidity and Capital Resources - ESH REIT"), (ii) outstanding debt obligations or (iii) for other corporate purposes. The Corporation may transfer cash to ESH REIT through the purchase of additional shares of Class A common stock, which would increase its ownership of ESH REIT and reduce the Company’s overall tax efficiency. Additionally, the Corporation may loan funds to ESH REIT under the Unsecured Intercompany Facility (up to $300.0 million, subject to certain conditions) or an additional intercompany facility, subject to the conditions contained in ESH REIT's senior secured credit facilities (the "2016 ESH REIT Credit Facilities"), the 2025 Notes and the Unsecured Intercompany Facility. See Note 6 to the unaudited condensed consolidated financial statements of Extended Stay America, Inc., which are included in Item 1 in this combined quarterly report on Form 10-Q.
Based upon the current level of operations, management believes that the Corporation’s cash position, cash flow generated from operations and available borrowings under its revolving credit facility, as needed, will be adequate to meet all of the Corporation’s funding requirements and business objectives for the foreseeable future.
ESH REIT

ESH REIT’s primary source of liquidity is rental revenues derived from leases. ESH REIT’s current liquidity requirements include (i) fixed costs associated with ownership of hotel properties, including interest expense, (ii) scheduled principal payments on its outstanding indebtedness, including the repayment of outstanding amounts, if any, under the 2016 ESH REIT Credit Facilities, the 2025 Notes and the Unsecured Intercompany Facility, (iii) real estate tax expense, (iv) property insurance premiums and claims, (v) general and administrative expense, including administrative service costs reimbursed to the Corporation, (vi) capital expenditures, including those capital expenditures incurred to perform hotel renovations, repurpose and/or rebuild certain hotels, construct new hotels and acquire additional hotel properties and/or other lodging companies and (vii) and the payment of distributions.
ESH REIT’s long-term liquidity requirements include funds necessary to (i) perform capital expenditures related to hotel renovations, (ii) repurpose and/or rebuild certain of ESH REIT’s existing hotel properties, (iii) build new Extended Stay America branded owned hotels, (iv) acquire additional hotel properties and/or other lodging companies, (v) pay distributions and (vi) refinance (including prior to or in connection with debt maturity payments) the 2016 Term Facility and the 2025 Notes maturing in August 2023 and May 2025, respectively. See Note 6 to the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., which are included in Item 1 in this combined quarterly report on Form 10-Q, for additional detail on ESH REIT’s debt obligations.
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
Based upon the current level of operations, management believes that ESH REIT’s cash position, cash flow generated from operations, available borrowings under its revolving credit facility and the Unsecured Intercompany Facility, as needed, and, in certain circumstances, proceeds from asset sales will be adequate to meet all of ESH REIT’s funding requirements and business objectives for the foreseeable future.
Sources and Uses of Cash – The Company
The following cash flow table and comparisons are provided for the Company:
Comparison of Three Months Ended March 31, 2018 and March 31, 2017
We had total cash, cash equivalents and restricted cash of approximately $249.0 million and $86.1 million at March 31, 2018 and 2017, respectively. The following table summarizes the changes in our cash, cash equivalents and restricted cash as a result of operating, investing and financing activities for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017	Change ($)
Cash provided by (used in):
Operating activities	$118,735	$110,132	$8,603
Investing activities	122,576	(48,307)	170,883
Financing activities	(143,218)	(81,565)	(61,653)
Effects of changes in exchange rate on cash and cash equivalents	(46)	69	(115)
Net increase (decrease) in cash, cash equivalents and restricted cash	$98,047	$(19,671)	$117,718
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled approximately $118.7 million for the three months ended March 31, 2018 compared to approximately $110.1 million for the three months ended March 31, 2017, an increase of approximately $8.6 million. Cash flows provided by operating activities increased for the three months ended March 31, 2018 due to additional cash generated from improved operating performance, specifically a 3.8% increase in RevPAR for hotels owned and operated for the entirety of both periods, as well as a decrease in interest payments of approximately $5.8 million and a decrease in the use of short-term working capital. These increases were partially offset by lost contribution from sold hotels.
Cash Flows provided by (used in) Investing Activities
Cash flows provided by investing activities totaled approximately $122.6 million for the three months ended March 31, 2018 compared to cash flows used in investing activities of approximately $48.3 million for the three months ended March 31, 2017. Cash flows provided by investing activities increased primarily due to the fact that during the three months ended March 31, 2018, the Company received proceeds from the sale of twenty-six hotel properties of approximately $155.2 million. Additionally, purchases of property and equipment, including development in process, decreased by approximately $14.9 million mainly due to the completion of our hotel renovation program in the second quarter of 2017.
Cash Flows used in Financing Activities
Cash flows used in financing activities totaled approximately $143.2 million for the three months ended March 31, 2018 compared to approximately $81.6 million for the three months ended March 31, 2017, an increase of approximately $61.7 million. Cash flows used in financing activities increased primarily due to an increase in net debt repayments of approximately $45.4 million as well as an increase in Paired Share repurchases of approximately $12.1 million.
Sources and Uses of Cash – ESH REIT
The following cash flow table and comparisons are provided for ESH REIT:
Comparison of Three Months Ended March 31, 2018 and March 31, 2017
ESH REIT had total cash, cash equivalents and restricted cash of approximately $141.6 million and $24.8 million at March 31, 2018 and 2017, respectively. The following table summarizes the changes in ESH REIT’s cash, cash equivalents and restricted cash as a result of operating, investing and financing activities for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017	Change ($)
Cash provided by (used in):
Operating activities	$101,514	$90,279	$11,235
Investing activities	125,543	(47,413)	172,956
Financing activities	(140,416)	(91,625)	(48,791)
Net increase (decrease) in cash, cash equivalents and restricted cash	$86,641	$(48,759)	$135,400
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled approximately $101.5 million for the three months ended March 31, 2018 compared to approximately $90.3 million for the three months ended March 31, 2017, an increase of approximately $11.2 million. Cash flows provided by operating activities increased due to a decrease in interest payments of approximately $6.9 million as well as the management of short-term working capital. These increases were offset by a decrease in rental revenues as a result of the sale of five hotels in 2017 and twenty-six hotels in the first quarter of 2018.
Cash Flows provided by (used in) Investing Activities
Cash flows provided by investing activities totaled approximately $125.5 million for the three months ended March 31, 2018 compared to cash flows used in investing activities of approximately $47.4 million for the three months ended March 31, 2017. Cash flows provided by investing activities increased primarily due to the fact that during the three months ended March 31, 2018, ESH REIT received proceeds from the sale of twenty-six hotel properties of approximately $155.2 million. Additionally, purchases of property and equipment, including development in process, decreased by approximately $16.9 million mainly due to the completion of ESH REIT's hotel renovation program in in the second quarter of 2017.
Cash Flows used in Financing Activities
Cash flows used in financing activities totaled approximately $140.4 million for the three months ended March 31, 2018 compared to approximately $91.6 million for the three months ended March 31, 2017, an increase of approximately $48.8 million. Cash flows used in financing activities increased primarily due to an increase in net debt repayments of approximately $45.4 million as well as an increase in Class B common stock repurchases of approximately $4.3 million.
Capital Expenditures
We maintain each of our hotels in good repair and condition and in conformity with applicable laws and regulations. The cost of all improvements and significant alterations are generally made with cash flows from operations. During the three months ended March 31, 2018 and 2017, the Company incurred capital expenditures, including development in process, of approximately $33.6 million and $48.4 million, respectively. During the three months ended March 31, 2018, these capital expenditures, including development in process, were primarily made as a result of investments in information technology, land parcel acquisitions and ordinary hotel related capital improvements. For the three months ended March 31, 2017, these capital expenditures were primarily made in conjunction with our hotel renovation program, which was completed in the second quarter of 2017, and ordinary capital improvements.

Our next hotel renovation cycle is expected to begin in the next nine to twelve months, with each hotel generally on a seven-year renovation cycle. While management is currently assessing what future hotel renovations will entail, the next renovation cycle is not expected to include the same replacements and upgrades across the entire portfolio, but rather will be evaluated on a hotel by hotel basis in order to assess the potential return for each asset in our portfolio based on multiple market and hotel specific variables.

Funding for future capital expenditures, including future hotel renovations, repurposing and/or rebuilding certain of our hotel properties, building new hotels we expect to own and operate and acquiring and converting existing hotels to the Extended Stay America brand, either owned or franchised, is expected to be provided primarily from cash flows generated from operations or, to the extent necessary, the Corporation or ESH REIT revolving credit facilities, including the Unsecured Intercompany Facility and, in certain circumstances, proceeds from asset sales.
Our Indebtedness
As of March 31, 2018, the Company’s total indebtedness was approximately $2.5 billion, net of unamortized deferred financing costs and debt discounts, including approximately $7.1 million of Corporation mandatorily redeemable preferred stock. ESH REIT's total indebtedness at March 31, 2018 was approximately $2.5 billion, net of unamortized deferred financing costs and debt discounts. For a detailed discussion of our indebtedness, see Note 6 to each of the unaudited condensed consolidated financial statements of Extended Stay America, Inc. and the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 1 in this combined quarterly report on Form 10-Q.
Off-Balance Sheet Arrangements
Neither the Corporation nor ESH REIT have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. See Note 9 to the unaudited condensed consolidated financial statements of Extended Stay America, Inc. and Note 10 to the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 1 in this combined quarterly report on Form 10-Q, for additional information with respect to commitments and contingencies, including lease obligations.
Critical Accounting Policies
Our discussion and analysis of our historical financial condition and results of operations is based on the Company’s and ESH REIT’s historical unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ significantly from these estimates and assumptions. We believe the following accounting policies, which are described in detail in Note 2 to each of the consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., both of which are included in Item 8 in our combined annual report on Form 10-K filed with the SEC on February 27, 2018, require material subjective or complex judgments and have the most significant impact on the Company’s and ESH REIT’s financial condition and results of operations: property and equipment, goodwill, revenue recognition, income taxes, equity-based compensation and investments. We evaluate estimates, assumptions and judgments on an ongoing basis, based on information that is then available to us, our experience and various matters that we believe are reasonable and appropriate for consideration under the circumstances.

Recent Accounting Pronouncements
For a discussion of recently issued accounting standards, see Note 2 to each of the unaudited condensed consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., both of which are included in Item 1 in this combined quarterly report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Corporation and ESH REIT may seek to reduce earnings and cash flow volatility associated with changes in interest rates and commodity prices by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility, when applicable. We have exposure to such risks to the extent they are not hedged. We may enter into derivative financial arrangements to the extent they meet the foregoing objectives. We do not use derivatives for trading or speculative purposes.
The Corporation
As of March 31, 2018, the Corporation had minimal exposure to market risk from changes in interest rates because it had no variable rate debt as there were no outstanding amounts drawn on the Corporation's revolving credit facility. The Corporation's exposure to market risk from changes in interest rates may increase in future periods should the Corporation incur variable rate debt, including draws on the Corporation's revolving credit facility.
ESH REIT
As of March 31, 2018, approximately $1.2 billion of ESH REIT’s outstanding debt of approximately $2.5 billion, net of unamortized deferred financing costs and debt discounts, had a variable interest rate. ESH REIT is a counterparty to an interest rate swap at a fixed rate of 1.175%. The notional amount of the interest rate swap as of March 31, 2018 was $350.0 million, which reduces by $50.0 million every six months until the swap matures in September 2021. The remaining outstanding variable rate debt of approximately $820.7 million, which is not subject to the interest rate swap, remains subject to interest rate risk. If market rates of interest were to fluctuate by 1.0%, interest expense would increase or decrease by approximately $8.2 million annually, assuming that the net amount of ESH REIT’s unhedged variable interest rate debt remains at approximately $820.7 million.
Item 4. Controls and Procedures
Controls and Procedures (Extended Stay America, Inc.)
Disclosure Controls and Procedures
As of March 31, 2018, Extended Stay America, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of Extended Stay America, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of Extended Stay America, Inc. concluded that the disclosure controls and procedures of Extended Stay America, Inc. were effective to ensure that information required to be disclosed in the reports that Extended Stay America, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of Extended Stay America, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Controls and Procedures (ESH Hospitality, Inc.)
Disclosure Controls and Procedures
As of March 31, 2018, ESH Hospitality, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of ESH Hospitality, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of ESH Hospitality, Inc. concluded that the disclosure controls and procedures of ESH Hospitality, Inc. were effective to ensure that information required to be disclosed in the reports that ESH Hospitality, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of ESH Hospitality, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in ESH Hospitality, Inc.’s internal control over financial reporting that occurred during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, ESH Hospitality, Inc.’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

On February 13, 2018, the Company learned that a default judgment had been entered against it and certain of its affiliates on March 16, 2017 in the State Court of Gwinnett County, Georgia in an action entitled Sweeting v. Extended Stay America, Inc. et al., Case No. 16-C-06630-S4. The case is one of three personal injury actions arising out of the death of a child, brought by the child’s estate, the child’s personal representative, and the child’s mother, respectively.  The first two actions are currently pending. A default judgment was entered in the third case due to an inadvertent error in responding to service of process. The Company has filed motions to open the default and set aside the judgment. The Company believes that it is probable that the judgment will be set aside. The Company does not have sufficient information on which to estimate the liability, if any, and therefore has not recorded a liability for this matter.
We are from time to time subject to additional various litigation and claims incidental to our business. In the opinion of management, the additional litigation and claims, individually or in the aggregate, will not have a material adverse effect on the Company’s unaudited condensed consolidated financial statements, results of operations or liquidity or on ESH REIT’s unaudited condensed consolidated financial statements, results of operations or liquidity.
Item 1A. Risk Factors
There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the combined annual report on Form 10-K filed with the SEC on February 27, 2018, which is accessible on the SEC’s website at www.sec.gov.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuers and Affiliated Purchasers
Paired Share Repurchase Program
The following table sets forth all purchases made by or on behalf of the Corporation and ESH REIT or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of Paired Shares during each month in the first quarter of 2018.

Period	Total number of Paired Shares purchased (1)	Average price paid per Paired Share (2)	Total number of Paired Shares purchased as part of publicly announced program (1)	Maximum dollar value that may yet be purchased under the program(3)
January 1 - January 31, 2018	501,374	$19.86	501,374	$187,861,960
February 1- February 28, 2018	580,000	$19.36	580,000	$176,630,497
March 1- March 31, 2018	709,052	$19.67	709,052	$162,683,912
Total	1,790,426	$19.62	1,790,426	$162,683,912
_________________________________

(1)	Represents an equal number of Corporation common shares and ESH REIT Class B common shares, which were paired together on a one-for-one basis to form Paired Shares.

(2)
In the aggregate, the Corporation and ESH REIT paid approximately $22.4 million and $12.8 million, respectively, for their respective portion of the Paired Shares that were repurchased and retired during the three months ended March 31, 2018.

(3)
In January and February 2018, the Boards of Directors of the Corporation and ESH REIT authorized an extension of the maturity date of the combined Paired Share repurchase program through December 31, 2018, each effective January 1, 2018, and authorized an increase in the amount of the combined Paired Share repurchase program to up to $400 million of Paired Shares. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans).

Subsequent to March 31, 2018, the Corporation and ESH REIT repurchased and retired their respective portion of approximately 0.7 million Paired Shares for approximately $9.1 million and $5.2 million, respectively. Approximately $148.5 million is remaining under the combined Paired Share repurchase program as of April 25, 2018.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description
3.1
Second Amended and Restated Bylaws of Extended Stay America, Inc. (filed as Exhibit 3.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed February 26, 2018, and incorporated herein by reference).

3.2
Amended and Restated Bylaws of ESH Hospitality, Inc. (filed as Exhibit 3.2 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed February 26, 2018, and incorporated herein by reference).

4.1	Joinder to Registration Rights Agreement, by and among Extended Stay America, Inc., ESH Hospitality, Inc., and the other parties thereto, effective February 22, 2018.
10.1†
Form of Extended Stay America, Inc. Amended and Restated Long-Term Incentive Plan 2018 Restricted Stock Unit Agreement (Time-Vesting & TSR Performance Vesting) (filed as Exhibit 10.1 to the Registrants' Current Report on Form 8-K (File No. 001-36190) filed March 1, 2018, and incorporated herein by reference).

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

EXTENDED STAY AMERICA, INC.

Date: April 26, 2018	By:	/s/ Jonathan S. Halkyard
Jonathan S. Halkyard
President and Chief Executive Officer

Date: April 26, 2018	By:	/s/ David Clarkson
David Clarkson
Chief Financial Officer

ESH HOSPITALITY, INC.

Date: April 26, 2018	By:	/s/ Jonathan S. Halkyard
Jonathan S. Halkyard
President and Chief Executive Officer

Date: April 26, 2018	By:	/s/ David Clarkson
David Clarkson
Chief Financial Officer