Form 10-Q
period 2018-06-30
Extended Stay America, Inc.; ESH Hospitality, Inc.
filed 2018-07-25
CIK 1581164, 1507563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
188,919,055 shares of common stock, par value $0.01 per share, of Extended Stay America, Inc., which are attached to and traded together with 188,919,055 shares of Class B common stock, par value $0.01 per share, of ESH Hospitality, Inc., and 250,493,583 shares of Class A common stock, par value $0.01 per share, of ESH Hospitality, Inc., were all outstanding as of July 23, 2018.

EXTENDED STAY AMERICA, INC.
ESH HOSPITALITY, INC.
QUARTERLY REPORT ON FORM 10-Q

ABOUT THIS COMBINED QUARTERLY REPORT
This combined quarterly report on Form 10-Q is filed by Extended Stay America, Inc., a Delaware corporation (the “Corporation”), and its controlled subsidiary, ESH Hospitality, Inc., a Delaware corporation (“ESH REIT”). Both the Corporation and ESH REIT have securities that have been registered under the Securities Act of 1933, as amended (the “Securities Act”), which are publicly traded and listed on The Nasdaq Global Select Market ("Nasdaq") as Paired Shares, as defined herein. As further discussed herein, unless otherwise indicated or the context requires, the terms “Company,” “Extended Stay,” “Extended Stay America,” “we,” “our” and “us” refer to the Corporation, ESH REIT and their subsidiaries considered as a single enterprise.
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
We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that may be important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will have the results or effect on us or our business in the way expected. In particular, no assurance can be given that any of our planned or expected strategic initiatives or objectives discussed herein or in other filings with the SEC will be initiated or completed on our expected timing or at all. Estimates and forward-looking statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2018 AND DECEMBER 31, 2017
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $1,175,517 and $1,142,799	$3,577,458	$3,753,134
RESTRICTED CASH	44,245	37,631
CASH AND CASH EQUIVALENTS	183,193	113,343
INTANGIBLE ASSETS - Net of accumulated amortization of $10,548 and $9,690	29,080	27,043
GOODWILL	47,468	48,866
ACCOUNTS RECEIVABLE - Net of allowance for doubtful accounts of $1,790 and $2,206	23,712	21,578
DEFERRED TAX ASSETS	14,826	8,125
OTHER ASSETS	64,604	66,285
TOTAL ASSETS	$3,984,586	$4,076,005
LIABILITIES AND EQUITY
LIABILITIES:
Term loan facilities payable - Net of unamortized deferred financing costs and debt discount of $16,473 and $18,695	$1,201,222	$1,265,112
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $28,275 and $30,344	1,271,725	1,269,656
Mandatorily redeemable preferred stock - $0.01 par value, $1,000 redemption value, 8.0%, 350,000,000 shares authorized, 7,133 shares issued and outstanding	7,133	7,133
Accounts payable and accrued liabilities	209,905	188,257
Total liabilities	2,689,985	2,730,158
COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Common stock - $0.01 par value, 3,500,000,000 shares authorized, 188,994,055 and 192,099,933 shares issued and outstanding	1,890	1,921
Additional paid in capital	748,706	768,679
Retained earnings	33,253	6,917
Accumulated other comprehensive income	3,624	3,066
Total Extended Stay America, Inc. shareholders’ equity	787,473	780,583
Noncontrolling interests	507,128	565,264
Total equity	1,294,601	1,345,847
TOTAL LIABILITIES AND EQUITY	$3,984,586	$4,076,005
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES:
Room revenues	$326,948	$332,608	$617,158	$618,416
Other hotel revenues	5,492	5,755	10,767	10,938
Franchise and management fees	1,424	—	2,047	—
	333,864	338,363	629,972	629,354
Other revenues from franchised and managed properties	2,637	—	4,296	—
Total revenues	336,501	338,363	634,268	629,354
OPERATING EXPENSES:
Hotel operating expenses	144,054	148,911	286,684	290,571
General and administrative expenses	24,264	25,430	49,485	51,737
Depreciation and amortization	53,499	57,804	107,514	115,475
Impairment of long-lived assets	—	7,934	43,600	20,357
	221,817	240,079	487,283	478,140
Other expenses from franchised and managed properties	2,637	—	4,296	—
Total operating expenses	224,454	240,079	491,579	478,140
GAIN (LOSS) ON SALE OF HOTEL PROPERTIES (Note 4)	—	(1,897)	38,082	(1,897)
OTHER INCOME	457	2,055	462	2,056
INCOME FROM OPERATIONS	112,504	98,442	181,233	151,373
OTHER NON-OPERATING EXPENSE (INCOME)	102	1,073	299	(148)
INTEREST EXPENSE, NET	32,425	31,701	64,065	65,307
INCOME BEFORE INCOME TAX EXPENSE	79,977	65,668	116,869	86,214
INCOME TAX EXPENSE	14,407	15,943	20,204	20,426
NET INCOME	65,570	49,725	96,665	65,788
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(514)	2,050	(16,757)	9,088
NET INCOME ATTRIBUTABLE TO EXTENDED STAY AMERICA, INC. COMMON SHAREHOLDERS	$65,056	$51,775	$79,908	$74,876
NET INCOME PER EXTENDED STAY AMERICA, INC. COMMON SHARE:
Basic	$0.34	$0.27	$0.42	$0.39
Diluted	$0.34	$0.27	$0.42	$0.39
WEIGHTED-AVERAGE EXTENDED STAY AMERICA, INC. COMMON SHARES OUTSTANDING:
Basic	189,626	193,409	190,197	193,959
Diluted	190,183	193,944	190,709	194,372
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
NET INCOME	$65,570	$49,725	$96,665	$65,788
OTHER COMPREHENSIVE INCOME, NET OF TAX:
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS:
FOREIGN CURRENCY TRANSLATION GAIN (LOSS), NET OF TAX OF $0 AND $125	—	—	(52)	405
RECLASSIFICATION ADJUSTMENT - SALE OF CANADIAN HOTEL PROPERTIES, NET OF TAX OF $(3,599)	—	10,913	—	10,913
TOTAL FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	—	10,913	(52)	11,318

DERIVATIVE ADJUSTMENTS:
INTEREST RATE CASH FLOW HEDGE GAIN (LOSS), NET OF TAX OF $41, $160, $215 and $32	211	(37)	1,909	(493)
RECLASSIFICATION ADJUSTMENT - AMOUNTS RECLASSIFIED TO NET INCOME, NET OF TAX OF $0	—	603	—	603
TOTAL DERIVATIVE ADJUSTMENTS	211	566	1,909	110

COMPREHENSIVE INCOME	65,781	61,204	98,522	77,216
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(622)	(1,909)	(17,679)	5,152
COMPREHENSIVE INCOME ATTRIBUTABLE TO EXTENDED STAY AMERICA, INC. COMMON SHAREHOLDERS	$65,159	$59,295	$80,843	$82,368
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(In thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Extended Stay America, Inc. Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount
January 1, 2017	195,407	$1,957	$774,811	$23,679	$(5,615)	$794,832	$582,407	$1,377,239
Net income (loss)	—	—	—	74,876	—	74,876	(9,088)	65,788
Foreign currency translation, net of tax	—	—	—	—	7,442	7,442	3,876	11,318
Interest rate cash flow hedge gain, net of tax	—	—	—	—	50	50	60	110
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(3,184)	(35)	—	(34,198)	—	(34,233)	(19,747)	(53,980)
Corporation common distributions - $0.11 per common share	—	—	—	(21,597)	—	(21,597)	—	(21,597)
ESH REIT common distributions - $0.29 per Class B common share	—	—	—	—	—	—	(56,893)	(56,893)
ESH REIT preferred distributions	—	—	—	—	—	—	(8)	(8)
Adjustment to noncontrolling interest for change in ownership of ESH REIT	—	—	(6,124)	—	—	(6,124)	6,124	—
Equity-based compensation	283	3	648	—	—	651	2,401	3,052
BALANCE - June 30, 2017	192,506	$1,925	$769,335	$42,760	$1,877	$815,897	$509,132	$1,325,029

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Extended Stay America, Inc. Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE - January 1, 2018	192,100	$1,921	$768,679	$6,917	$3,066	$780,583	$565,264	$1,345,847
Net income	—	—	—	79,908	—	79,908	16,757	96,665
Foreign currency translation loss, net of tax	—	—	—	—	(52)	(52)	—	(52)
Cumulative effect adjustment of ASU 2017-12	—	—	—	377	(377)	—	—	—
Interest rate cash flow hedge gain, net of tax	—	—	—	—	987	987	922	1,909
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(3,428)	(34)	—	(43,238)	—	(43,272)	(24,730)	(68,002)
Corporation common distributions - $0.12 per common share	—	—	(12,196)	(10,711)	—	(22,907)	—	(22,907)
ESH REIT common distributions - $0.31 per Class B common share	—	—	—	—	—	—	(59,200)	(59,200)
ESH REIT preferred distributions	—	—	—	—	—	—	(8)	(8)
Adjustment to noncontrolling interest for change in ownership of ESH REIT	—	—	(6,542)	—	—	(6,542)	6,542	—
Equity-based compensation	322	3	(1,235)	—	—	(1,232)	1,581	349
BALANCE - June 30, 2018	188,994	$1,890	$748,706	$33,253	$3,624	$787,473	$507,128	$1,294,601
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$96,665	$65,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	106,655	114,805
Amortization of intangible assets	859	670
Foreign currency transaction loss (gain)	299	(401)
Loss on interest rate swap	—	606
Amortization and write-off of deferred financing costs and debt discount	4,621	4,050
Amortization of above-market ground leases	(68)	(68)
Debt prepayment and extinguishment costs	1,183	1,168
Loss on disposal of property and equipment	668	6,017
(Gain) loss on sale of hotel properties	(38,082)	1,897
Impairment of long-lived assets	43,600	20,357
Equity-based compensation	4,188	6,329
Deferred income tax benefit	(6,916)	(1,421)
Changes in assets and liabilities:
Accounts receivable, net	(2,088)	(4,046)
Other assets	921	(8,909)
Accounts payable and accrued liabilities	16,143	15,130
Net cash provided by operating activities	228,648	221,972
INVESTING ACTIVITIES:
Purchases of property and equipment	(71,003)	(93,080)
Acquisition of hotel property	(12,729)	—
Development in process payments	(6,009)	—
Proceeds from sale of hotel properties	155,244	47,952
Proceeds from insurance and related recoveries	4,362	169
Net cash provided by (used in) investing activities	69,865	(44,959)
FINANCING ACTIVITIES:
Principal payments on term loan facilities	(66,112)	(9,734)
Proceeds from revolving credit facilities	—	105,000
Payments on revolving credit facilities	—	(150,000)
Debt prepayment and extinguishment costs	(1,183)	(1,168)
Tax withholdings related to restricted stock unit settlements	(3,894)	(3,245)
Repurchase of Corporation common stock and ESH REIT class B common stock (Paired Shares)	(68,002)	(53,980)
Repurchase of Corporation mandatorily redeemable preferred stock	—	(14,069)
Corporation common distributions	(23,156)	(21,491)
ESH REIT common distributions	(59,606)	(56,642)
ESH REIT preferred distributions	(8)	(8)
Net cash used in financing activities	(221,961)	(205,337)
CHANGES IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH DUE TO CHANGES IN FOREIGN CURRENCY EXCHANGE RATES	(88)	109
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	76,464	(28,215)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - Beginning of period	150,974	105,772
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - End of period	$227,438	$77,557
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties	$58,869	$64,877
Cash payments for income taxes, net of refunds of $96 and $33	$18,130	$22,566
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable and accrued liabilities	$20,023	$17,716
Proceeds from sale of hotel properties included in other assets	$—	$11,543
Corporation common stock distributions included in accounts payable and accrued liabilities	$288	$662
ESH REIT common stock distributions included in accounts payable and accrued liabilities	$578	$1,511
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2018 AND DECEMBER 31, 2017 AND FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2018 AND 2017
(Unaudited)

1.	BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION
Extended Stay America, Inc. (the “Corporation”) was incorporated in the state of Delaware on July 8, 2013. ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. The Corporation owns, and is expected to continue to own, all of the issued and outstanding Class A common stock of ESH REIT, which, as of June 30, 2018, represents approximately 57% of the outstanding common stock of ESH REIT. Due to its controlling interest in ESH REIT, the Corporation consolidates the financial position, results of operations, comprehensive income and cash flows of ESH REIT. The term, “the Company,” as used herein refers to the Corporation and its consolidated subsidiaries, including ESH REIT.
A “Paired Share” consists of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. Each outstanding share of Corporation common stock is attached to and trades with one share of ESH REIT Class B common stock.
The Company is an integrated owner/operator of Extended Stay America branded hotels and is also engaged in managing and franchising extended stay hotels for third parties in the U.S. As of June 30, 2018, the Company owned and operated 599 hotel properties in 44 U.S. states, consisting of approximately 66,200 rooms and franchised or managed 27 hotels for third parties, consisting of approximately 2,700 rooms. All system-wide hotels are operated under the Extended Stay America brand. As of December 31, 2017, the Company owned and operated 624 hotel properties in 44 U.S. states, consisting of approximately 68,600 rooms, and managed three hotels under short-term management agreements.
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
As of June 30, 2018 and December 31, 2017, the Corporation had approximately 189.0 million shares and 192.1 million shares of common stock outstanding, respectively. As of June 30, 2018 and December 31, 2017, ESH REIT’s common equity consisted of the following: (i) approximately 250.5 million shares of Class A common stock outstanding (approximately 57% of its common equity), all of which were owned by the Corporation, and (ii) approximately 189.0 million shares and 192.1 million shares of Class B common stock outstanding, respectively, approximately 43% of its common equity.
Paired Share Repurchase Program—In January and February 2018, the Boards of Directors of the Corporation and ESH REIT authorized an extension of the maturity date of the existing combined Paired Share repurchase program through December 31, 2018, and authorized an increase to the amount of the combined Paired Share repurchase program to up to $400 million of Paired Shares, each effective January 1, 2018. Repurchases may be made at management's discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of June 30, 2018, the Corporation and ESH REIT had repurchased and retired approximately 16.5 million Paired Shares for approximately $169.0 million and $101.2 million, respectively.
Basis of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”), and include the financial position, results of operations, comprehensive income, changes in equity and cash flows of the Corporation and its consolidated subsidiaries. Third party equity interests in consolidated subsidiaries are presented as noncontrolling interests. Despite the fact that each share of Corporation common stock is paired on a one-for-one basis with each share of ESH REIT Class B common stock, the Corporation does not own ESH REIT Class B common stock; therefore, ESH REIT Class B common stock represents a third party equity interest. As such, the rights associated with ESH REIT Class B common stock, along with other third party equity interests in ESH REIT, which include 125 shares of preferred stock, are presented as noncontrolling interests in the accompanying unaudited condensed consolidated financial statements. Changes in ownership interests in a consolidated subsidiary that do not result in a loss of control are accounted for as equity transactions. All intercompany accounts and transactions have been eliminated. With respect to the unaudited condensed consolidated statements of cash flows and segments disclosure (see Note 11), certain prior period amounts have been presented for comparability to current period presentation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Presentation—Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP have been condensed or omitted in the accompanying unaudited condensed consolidated financial statements. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2017 included in the combined annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2018.
The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of June 30, 2018, the results of the Company’s operations and comprehensive income for the three and six months ended June 30, 2018 and 2017 and changes in equity and cash flows for the six months ended June 30, 2018 and 2017. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations, including the impact of acquisitions, dispositions and hotel renovations.
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
Property Acquisitions—The purchase price of net tangible and identified intangible assets and liabilities are recorded based on their relative fair values on the date of acquisition. The fair value of acquired land, site improvements, building and improvements and furniture, fixtures and equipment are determined on an “if-vacant” basis considering a variety of factors, including the physical condition and quality of the hotels, estimated rates and valuation assumptions consistent with current market conditions, independent appraisals and other relevant market data obtained in connection with the acquisition of the hotels. The results of operations of acquired hotel properties are included in the accompanying condensed consolidated statements of operations since their dates of acquisition.
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
Management assesses the performance of long-lived assets for potential impairment quarterly, as well as when events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. Recoverability of property and equipment is measured by a comparison of the carrying amount of a hotel property (or group of hotel properties) to the estimated future undiscounted cash flows expected to be generated by the hotel property (or group of hotel properties). Impairment is recognized when estimated future undiscounted cash flows, including proceeds from disposition, are less than the carrying value of the hotel property (or group of hotel properties). To the extent that a hotel property (or group of hotel properties) is impaired, the excess carrying amount over estimated fair value is recognized as an impairment charge and reduces income from operations. Fair value is determined based upon discounted cash flows of the hotel property (or group of hotel properties), bids, quoted market prices or independent appraisals, as considered necessary. The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, then an impairment charge to reduce the carrying value of a hotel property, or multiple hotel properties, could occur in a future period in which conditions change (see Note 5).
Revenue Generated from Owned and Operated Hotels—Revenue generated from owned and operated hotels consists of room revenues and other hotel revenues which are recognized when services are provided. Each room night consumed by a guest with a cancellable reservation represents a contract whereby the Company has a performance obligation to provide the room night at an agreed upon price. For room nights consumed by a guest with a non-cancellable reservation, the entire reservation period represents the contract term whereby the Company has a performance obligation to provide the room night or room nights at an agreed upon price. When a reservation is made, the Company deems that the parties have approved the contract in accordance with customary business practices and are committed to perform their respective obligations. At such time, each party’s rights regarding the services to be transferred are identified, payment terms for services to be transferred are specified, the contract has commercial substance and, in most instances, it is probable the Company will collect substantially all consideration to which it will be entitled in exchange for services.
The Company and the guest agree upon a fixed rate at the time of booking; therefore, the sales price is identifiable and allocated to the Company’s single performance obligation. In certain instances, variable consideration may exist with respect to the transaction price such as discounts, coupons, price concessions and re-rates upon guest checkout.
In evaluating its performance obligation, the Company bundles room nights with other obligations (such as free WiFi, grab and go breakfast, access to on-site laundry facilities and parking) with the obligation to provide the guest the room itself as the additional items are not distinct and separable as the guest cannot benefit from the additional amenities without the consumed room night. The hotel’s obligation to provide the additional items or services are not separately identifiable from the fundamental contractual obligation (i.e., providing the room and its contents). The Company has no performance obligations once a guest’s stay is complete.
For cancellable reservations, the Company recognizes revenue as each performance obligation (i.e., each room night) is met. Such contract is renewed if the guest continues their stay. For non-cancellable reservations, the Company recognizes revenue over the term of the performance period (i.e., the reservation period) as room nights are consumed. For non-cancellable reservations, the room rate is typically fixed over the reservation period. The Company uses an output method based on performance completed to date (i.e, room nights consumed) to determine the amount of revenue to recognize on a daily basis if the length of a non-cancellable reservation exceeds one night as consumption of the room nights indicates when the services are transferred to the guest.
Certain revenues generated from owned and operated hotels are generated through third party intermediaries or distribution channels. Regardless of the basis on which the Company is compensated (i.e., gross or net), the Company is responsible for fulfilling the promise to provide hotel service (i.e., the performance obligation) to the guest and retains inventory risk. In these instances, the Company does not have full discretion in establishing the guest’s price for the room and, in almost all instances, does not have access to the room rate charged to the guest. Since the Company controls the inventory and hotel services provided, and because third party intermediaries are typically not contractually required to consume or guarantee room night consumption, the Company has concluded that it is the principal in these transactions. As such, the Company is required to gross-up amounts received from these third party intermediaries such that revenue should equal the price charged to the guest. Third party intermediaries that pay the Company directly typically charge the guest additional fees, blend the room offering with other offerings at amounts which, to the Company, are not allocable, and may adjust the price without hotel approval. As such, the Company is unable to calculate the specific room rate charged to the guest. Since any gross-up estimate the Company would make has significant uncertainty that ultimately would not be resolved, despite its role as principal, the Company records the net amount paid by certain third party intermediaries as room revenues in the accompanying unaudited condensed consolidated statements of operations.
Revenue Generated from Franchise and Management Fees—The Company recognizes fees earned under franchise and management agreements with third parties as performance obligations are satisfied (i.e., services are provided). Franchise and management fees are typically based on a percentage of hotel revenues and, as a result, fees vary from period to period. A component of management fees includes a dollar-for-dollar reimbursement of hotel-level salaries and certain other costs. A portion of fees associated with a typical hotel management agreement are expected to be categorized as variable consideration. In the event that fees include variables that extend beyond the current period, the Company uses the most likely amount method to determine the amount of revenue to record based on a reasonable revenue forecast for the applicable hotel. The Company does not expect to have constraining estimates, as hotel revenue is obtained monthly and used to calculate franchise and management fees. The Company uses an output method based on performance completed to date (i.e., management services performed) to determine the amount of revenue to recognize on a daily basis as services associated with the respective franchise and management fees are earned over time.
Segments—The Company has two operating segments based on the management of its business, owned hotels and franchise and management. The Company assesses the performance of these segments on an individual basis (see Note 11).

Recently Issued Accounting Standards
Compensation—Stock Compensation—In June 2018, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which simplifies the accounting for share-based payments granted to non-employees for goods and services. Nonemployee share-based payment awards within the scope of Topic 718 should be measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit have been satisfied. Classification of equity-classified nonemployee share-based payment awards will continue to be subject to the requirements of Topic 718 unless modified after the good has been delivered, the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. This eliminates the requirement to reassess classification of such awards upon vesting. This update will be effective for interim and annual years beginning after December 15, 2018. The Company does not expect the adoption of this update to have a material effect on its unaudited condensed consolidated financial statements.
In May 2017, the FASB issued an accounting standards update that provides guidance about which changes to the terms or conditions of a share-based payment award requires an entity to apply modification accounting. This update was effective for interim and annual reporting periods beginning after December 15, 2017, and should be applied prospectively to awards modified on or after the adoption date. The Company adopted this update on January 1, 2018, using a prospective transition method. The adoption of this update did not have a material effect on the Company’s unaudited condensed consolidated financial statements.
Comprehensive Income—In February 2018, the FASB issued an accounting standards update that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“TCJA”). This update is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. The Company is currently assessing the impact the adoption of this update will have on its unaudited condensed consolidated financial statements.
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
Statement of Cash Flows—In August and November 2016, the FASB issued accounting standards updates which provide additional clarity on the classification of specific events on the statement of cash flows. These events include debt prepayment and extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, distributions received from equity method investees and beneficial interests in securitization transactions. These updates also require amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts on the statement of cash flows. The Company adopted these updates on January 1, 2018, using a retrospective transition method to each period presented. The adoption of these updates required cash outflows related to debt prepayment and extinguishment costs to be classified as financing activities, which totaled approximately $1.2 million during the six months ended June 30, 2018. For the six months ended June 30, 2017, debt modification and extinguishment costs included within net cash provided by operating activities, as originally presented, totaled approximately $1.2 million and have been adjusted. An additional effect of the adoption of this accounting standard was to include restricted cash in the beginning and end of period balances instead of in investing activities, as they were previously. For the six months ended June 30, 2017, changes in restricted cash included within net cash used in investing activities, as originally presented, was approximately $0.3 million.
Derivatives and Hedging—In August 2017, the FASB issued an accounting standards update which changes the designation and measurement guidance for qualifying hedging relationships and the presentation of hedging results. This update expands and refines hedge accounting and aligns recognition and presentation of its effects within the financial statements. This update is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and requires a cumulative-effect adjustment to the balance of retained earnings as of the beginning of the fiscal year that an entity adopts this update. The Company adopted this update on January 1, 2018 and recorded a cumulative-effect adjustment to reclassify a previously recorded loss of approximately $0.7 million from retained earnings to accumulated other comprehensive income. In addition to the cumulative-effect adjustment, expected impacts of adoption include, on a prospective basis, the elimination of hedge ineffectiveness related to designated interest rate swaps, the presentation of all interest rate hedge related items that impact earnings in the interest expense line item in the condensed consolidated statement of operations and an election to perform qualitative assessments of hedge effectiveness.
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
As of June 30, 2018, using its incremental borrowing rate with respect to the future minimum lease payments under its operating leases (ground leases and corporate office lease), the Company has preliminarily estimated that the lease liability would be between approximately $13.0 million and $17.0 million and the right of use asset would be between approximately $4.5 million and $8.5 million, which includes adjustments for accrued lease payments, above market lease liabilities and lease incentives.
On January 1, 2019, the Company expects to adopt this update and, upon adoption, the Company expects to elect the optional practical expedients which relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The election to apply these practical expedients will, in effect, mean the Company will continue to account for leases that commenced before the effective date in accordance with previous U.S. GAAP unless the lease is modified, except that the Company will recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were disclosed under previous U.S. GAAP. The Company is evaluating additional practical expedients, including those with respect to land easements and certain nonlease components, and is in the process of reviewing its contracts in order to fully determine the standard's impact on its consolidated financial statements. The Company does not expect the adoption of the new lease guidance to have a material effect on its consolidated statements of operations or cash flows.
The recording of a lease obligation may increase total indebtedness for purposes of financial covenants within certain of the Company’s existing debt agreements; however, the Company currently does not expect this increase to cause instances of non-compliance with any of these covenants.
Contractual Revenue—The Company adopted ASC 606, Revenue from Contracts with Customers, on January 1, 2018, to all contracts as of January 1, 2018, on a modified retrospective basis. The core principle of ASC 606 is that recognized revenue reflects consideration to which a company is entitled in exchange for specifically identified services. ASC 606 requires companies to use the following five-step model as part of the revenue recognition process: (1) identify the contract; (2) identify performance obligations; (3) determine the transaction price; (4) allocate the transaction price to performance obligations; and (5) recognize revenue when performance obligations are satisfied.
Adoption of ASC 606 had no impact to the recognition of revenue in the Company’s unaudited condensed consolidated financial statements and no cumulative effect adjustment was recognized upon adoption. Adoption of the standard resulted in enhanced revenue-related disclosures that provide information with respect to the Company’s analysis of certain contracts, significant judgments, the disaggregation for owned hotel room revenues by booking source and length of guest stay, outstanding contract liabilities and contract liabilities recognized as revenue (see Note 12).
The Company elected to apply its contract review to portfolios of contracts with similar characteristics as the Company expects the effects of applying these contracts on a portfolio basis versus an individual basis would not be materially different in the context of the unaudited condensed consolidated statement of operations. Contract portfolios reviewed include: (i) rooms sold on-site at the property, through the Company’s call center and website, (ii) rooms sold by the Company’s sales team, and (iii) rooms sold by traditional and online travel agents, including merchant and opaque arrangements.

The Company elected not to disclose the transaction price related to future performance obligations due to the fact that the current expected duration of all material contracts for hotel stays are less than one year. Additionally, the Company elected to recognize revenue in the amount to which it has a right to bill third parties under their respective franchise and/or management agreements as it has a right to consideration from these third parties in an amount that corresponds directly with the third parties’ hotel revenues.
Although ASC 606 is not expected to have a material impact to the Company’s results of operations, the Company implemented changes to its processes and procedures related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model outlined above, training and ongoing contract review procedures with respect to the validation of information used in financial statement disclosures.

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
The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income available to Extended Stay America, Inc. common shareholders - basic	$65,056	$51,775	$79,908	$74,876
(Income) loss attributable to noncontrolling interests assuming conversion	(1)	8	(26)	14
Net income available to Extended Stay America, Inc. common shareholders - diluted	$65,055	$51,783	$79,882	$74,890
Denominator:
Weighted average number of Extended Stay America, Inc. common shares outstanding - basic	189,626	193,409	190,197	193,959
Dilutive securities	557	535	512	413
Weighted average number of Extended Stay America, Inc. common shares outstanding - diluted	190,183	193,944	190,709	194,372
Net income per Extended Stay America, Inc. common share - basic	$0.34	$0.27	$0.42	$0.39
Net income per Extended Stay America, Inc. common share - diluted	$0.34	$0.27	$0.42	$0.39

4.	HOTEL ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
On May 30, 2018, the Company acquired a hotel from Legacy Rock Hill, LLC for cash consideration of approximately $13.0 million. Other than ordinary components of prorated net working capital, no liabilities were assumed in the purchase. The acquisition was accounted for as a business combination in accordance with FASB ASC 805, Business Combinations, which requires that the consideration be allocated to acquired assets and assumed liabilities based on their acquisition date fair values. The vast majority of the purchase price was allocated to building and improvements. Legal, professional and other costs directly related to the acquisition were approximately $0.3 million for the three and six months ended June 30, 2018, and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
The purchase price allocation among the assets acquired is as follows (in thousands, except for estimated useful lives):

	Amount	Estimated Useful Life
Land and site improvements	$1,397	3-20 years
Building and improvements	10,488	4-49 years
Furniture, fixtures and equipment	1,115	2-10 years
Total purchase price	$13,000
For the three and six months ended June 30, 2018, approximately $0.2 million in room and other hotel revenues and $0.1 million in income from operations are included in the accompanying unaudited condensed consolidated statements of operations related to this hotel. Prior to its acquisition by the Company, the hotel opened in late 2017.
DISPOSITIONS
2018 Dispositions—In February 2018, the Company sold twenty-five hotels for approximately $112.1 million. The carrying value of these hotels, including net working capital and allocable goodwill, net of an impairment charge recorded with respect to an individual hotel prior to the sale, was approximately $104.7 million. In March 2018, the Company sold one additional hotel for approximately $44.8 million. The carrying value of the hotel, including allocable goodwill, was approximately $13.1 million. These transactions resulted in a total gain on sale of approximately $38.1 million, net of closing costs and adjustments, which is reported in gain on sale of hotel properties during the six months ended June 30, 2018 in the accompanying unaudited condensed consolidated statements of operations.
2017 Dispositions—In May 2017, the Company sold its three Extended Stay Canada-branded hotels for 76.0 million Canadian dollars, or approximately $55.3 million. The carrying value of the hotels, including net working capital and allocable goodwill, net of an impairment charge recorded prior to the sale, was approximately 56.7 million Canadian dollars, or approximately $41.2 million, prior to the evaluation of existing accumulated foreign currency translation loss. Due to the fact that the Company's Canadian subsidiaries liquidated substantially all of their assets, approximately $14.5 million of accumulated foreign currency translation loss was recognized at the time of sale. This charge more than fully offset the Canadian subsidiaries' gain on sale, which resulted in a net loss on sale of the Canadian hotels of approximately $1.9 million, net of closing costs and adjustments. In May and December 2017, the Company sold two additional hotels for approximately $21.4 million. The carrying value of these hotels, including net working capital and allocable goodwill, net of an impairment charge recorded prior to the sales, was approximately $9.2 million, resulting in a total gain on sale of approximately $11.9 million, net of closing costs and adjustments.
None of the above dispositions are reported as discontinued operations. The table below summarizes hotel dispositions as described above (in thousands, except number of hotels and number of rooms):

Year	Brand	Location	Month Sold	Number of Hotels	Number of Rooms	Net Proceeds		Gain (Loss) Recognized		Franchised/Managed (5)
2018	Extended Stay America	Various	February	25	2,430	$111,156		$7,024	(1)	Yes
2018	Extended Stay America	Texas	March	1	101	$44,090	(2)	$31,058		Yes
2017	Extended Stay Canada	Canada	May	3	500	$43,551		$(1,894)	(3)	No
2017	Other	Massachusetts	May	1	103	$5,092		$(2)	(4)	No
2017	Extended Stay America	Colorado	December	1	160	$15,985		$11,870		Yes

________________________________

(1)	Net of impairment charge of approximately $2.1 million recorded prior to the sale with respect to an individual hotel.

(2)
As of June 30, 2018, approximately $22.5 million of net sale proceeds were held by a qualified intermediary pursuant to pending tax free exchanges under Section 1031 of the Internal Revenue Code (“1031 Exchanges”).

(3)
Due to the fact that the Company's Canadian subsidiaries liquidated substantially all of their assets, approximately $14.5 million of accumulated foreign currency translation loss was recognized at the time of sale. An impairment charge of approximately $12.4 million was recorded prior to sale.

(4)	Net of impairment charge of approximately $1.7 million recorded prior to the sale.

(5)	As of June 30, 2018.
During the three and six months ended June 30, 2018 and 2017, the disposed hotel properties contributed total room and other hotel revenues, total operating expenses and income (loss) before income tax expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total room and other hotel revenues	$—	$11,972	$5,015	$23,202
Total operating expenses	—	8,347	3,794	30,626	(1)
Income (loss) before income tax expense	—	4,016	1,221	(7,111)	(1)
_________________________________

(1)	Includes impairment charge of approximately $12.4 million related to three Canadian hotels.

5.	PROPERTY AND EQUIPMENT
Net investment in property and equipment as of June 30, 2018 and December 31, 2017, consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Hotel properties:
Land and site improvements	$1,261,357	$1,286,784
Building and improvements	2,802,922	2,934,048
Furniture, fixtures and equipment	656,481	649,487
Total hotel properties	4,720,760	4,870,319
Development in process	8,625	2,453
Corporate furniture, fixtures, equipment, software and other	21,915	21,486
Undeveloped land parcel	1,675	1,675
Total cost	4,752,975	4,895,933
Less accumulated depreciation:
Hotel properties	(1,159,690)	(1,128,465)
Corporate furniture, fixtures, equipment, software and other	(15,827)	(14,334)
Total accumulated depreciation	(1,175,517)	(1,142,799)
Property and equipment - net	$3,577,458	$3,753,134
During the three and six months ended June 30, 2018, the Company, using Level 3 unobservable inputs and, in certain instances, using Level 2 observable inputs recognized impairment charges of $0 and approximately $43.6 million, respectively. During the first quarter of 2018, the Company recognized impairment charges for twenty-one hotels, generally located in the Midwestern U.S., the majority of which were incurred in connection with evaluating the potential sale of certain non-core assets. During the three and six months ended June 30, 2017, the Company recognized approximately $7.9 million and $20.4 million, respectively, of impairment charges primarily related to its Canadian hotels.
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
Summary - The Company’s outstanding debt, net of unamortized debt discount and unamortized deferred financing costs, as of June 30, 2018 and December 31, 2017, consists of the following (dollars in thousands):

	Stated Amount(1)		Carrying Amount				Unamortized Deferred Financing Costs					Interest Rate
Loan			June 30, 2018		December 31, 2017		June 30, 2018		December 31, 2017		Stated Interest Rate	June 30, 2018		December 31, 2017	Maturity Date
Term loan facilities
ESH REIT 2016 Term Facility	$1,300,000	(2)	$1,212,898	(3)	$1,278,545	(3)	$11,676		$13,433		LIBOR(4) + 2.00%	3.83%	(4)	3.69%	8/30/2023	(1), (6)
Senior notes
ESH REIT 2025 Notes	1,300,000		1,291,014	(5)	1,290,356	(5)	19,289		20,700		5.25%	5.25%		5.25%	5/1/2025
Revolving credit facilities
ESH REIT 2016 Revolving Credit Facility	350,000	(2)	—		—		1,744	(7)	2,020	(7)	LIBOR + 2.75%	N/A		N/A	8/30/2021
Corporation 2016 Revolving Credit Facility	50,000		—		—		347	(7)	401	(7)	LIBOR + 3.00%	N/A		N/A	8/30/2021
Unsecured Intercompany Facility
Unsecured Intercompany Facility	75,000	(8)	—		—		—		—		5.00%	5.00%		5.00%	8/30/2023
Total			$2,503,912		$2,568,901		$33,056		$36,554
_________________________________

(1)
Amortization is interest only, except for the 2016 Term Facility (as defined below), which amortizes in equal quarterly installments of approximately $3.1 million. See (6) below. In February 2018, ESH REIT made a voluntary prepayment of $60.0 million.

(2)
ESH REIT is able to increase its borrowings under the 2016 ESH REIT Credit Facilities (as defined below) by an amount of up to $600.0 million, plus additional amounts, in each case subject to certain conditions.

(3)	The 2016 Term Facility is presented net of an unamortized debt discount of approximately $4.8 million and $5.3 million as of June 30, 2018 and December 31, 2017, respectively.

(4)	$350.0 million of the 2016 Term Facility is subject to an interest rate swap at a fixed rate of 1.175% as of June 30, 2018 (see Note 7).

(5)	The 2025 Notes (as defined below) are presented net of an unamortized debt discount of approximately $9.0 million and $9.6 million as of June 30, 2018 and December 31, 2017, respectively.

(6)
In addition to scheduled amortization noted in (1) above, subject to certain exceptions, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required under the 2016 Term Facility. Annual mandatory prepayments for the year are due during the first quarter of the following year. No mandatory prepayments were required in the first quarter of 2018 based on ESH REIT's Excess Cash Flow for the year ended December 31, 2017.

(7)	Unamortized deferred financing costs related to revolving credit facilities are included in other assets in the accompanying unaudited condensed consolidated balance sheets.

(8)
As of June 30, 2018, no amounts were outstanding under the Unsecured Intercompany Facility. ESH REIT is able to borrow under the Unsecured Intercompany Facility an amount up to $300.0 million, plus additional amounts, in each case subject to certain conditions. Outstanding debt balances and interest expense, as applicable, owed from ESH REIT to the Corporation related to the Unsecured Intercompany Facility eliminate in consolidation.

ESH REIT Credit Facilities
On August 30, 2016, ESH REIT entered into a credit agreement, as may be amended and supplemented from time to time, providing for senior secured credit facilities (collectively, the “2016 ESH REIT Credit Facilities”) consisting of a $1,300.0 million senior secured term loan facility (the “2016 Term Facility”) and a $350.0 million senior secured revolving credit facility (the “2016 ESH REIT Revolving Credit Facility”). Subject to the satisfaction of certain criteria, borrowings under the 2016 ESH REIT Credit Facilities may be increased by an amount of up to $600.0 million, plus additional amounts, so long as, after giving effect to the incurrence of such incremental facility and the application of proceeds thereof, its pro-forma senior loan-to-value ratio is less than or equal to 45%.
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

The 2016 ESH REIT Credit Facilities contain a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends and distributions, make certain investments and other restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, sell assets or merge, consolidate or transfer all or substantially all of their assets. The 2016 ESH REIT Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases and management agreements. If an event of default occurs, the administrative agent is entitled to take various actions, including the acceleration of amounts due under the 2016 ESH REIT Credit Facilities and additional actions that a secured creditor is permitted to take following a default. As of June 30, 2018, ESH REIT was in compliance with all covenants under the 2016 ESH REIT Credit Facilities.
2016 Term Facility—In May 2018, ESH REIT entered into a third amendment to the 2016 Term Facility (such amendment, the “Third Repricing Amendment”). The 2016 Term Facility, as amended, bears interest at a rate equal to (i) LIBOR plus 1.75% for any period during which ESH REIT maintains a public corporate family rating better than or equal to BB (with a stable or better outlook) from S&P and Ba3 (with a stable or better outlook) from Moody's (a “Level 1 Period”) or LIBOR plus 2.00% for any period other than a Level 1 Period; or (ii) a base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50% or (C) the one-month adjusted LIBOR rate plus 1.00%) plus 0.75% during a Level 1 Period or 1.00% for any period other than a Level 1 Period. The 2016 Term Facility, as amended, amortizes in equal quarterly installments in annual amounts of 0.25% of the aggregate principal amount of the loan outstanding on the Third Repricing Amendment effective date, or approximately $12.2 million per year. The remaining balance is payable at maturity. In addition to scheduled amortization, subject to certain exceptions, mandatory prepayments of up to 50% of annual Excess Cash Flow, as defined, may be required based on ESH REIT's Consolidated Total Net Leverage Ratio, as defined. Annual mandatory prepayments are due during the first quarter of the following year. No mandatory prepayments were required in the first quarter of 2018 based on ESH REIT's Excess Cash Flow for the year ended December 31, 2017. The 2016 Term Facility matures on August 30, 2023.
ESH REIT has the option to voluntarily prepay outstanding loans under the 2016 Term Facility at any time upon three business days’ prior written notice for LIBOR loans or on one business day’s prior written notice for base rate loans. In February 2018, ESH REIT made a voluntary prepayment of $60.0 million and wrote off approximately $0.6 million of deferred financing costs related to the prepayment. In addition to customary “breakage” costs with respect to LIBOR loans, amounts refinanced, substituted or replaced by indebtedness which has a lower all-in yield than the all-in yield under the 2016 Term Facility on or prior to November 22, 2018 (other than as a result of a transformative transaction) are subject to a prepayment penalty equal to 1.00% of the aggregate principal amount refinanced, substituted or replaced. Prepayments made after November 22, 2018 are not subject to a prepayment penalty.

2016 ESH REIT Revolving Credit Facility—The 2016 ESH REIT Revolving Credit Facility provides for the issuance of up to $50.0 million of letters of credit. Borrowings under the facility bear interest at a rate equal to (i) LIBOR plus a spread that ranges from 2.25% to 2.75% based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined, or (ii) base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50%, or (C) the one-month adjusted LIBOR rate plus 1.00%) plus a spread that ranges from 1.25% to 1.75% based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined. There is no scheduled amortization under the 2016 ESH REIT Revolving Credit Facility and the facility matures on August 30, 2021.

In addition to paying interest on outstanding principal, ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance. ESH REIT is also required to pay customary letter of credit fees and agency fees. As of June 30, 2018, ESH REIT had no letters of credit outstanding under the facility and available borrowing capacity of $350.0 million.

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
The Indenture contains a number of customary covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, create certain liens, pay dividends or distributions, make certain investments and other restricted payments, enter into affiliate transactions, sell assets or merge, consolidate or transfer all or substantially all of their assets. The Indenture also contains certain customary events of default, including, but not limited to, cross-defaults to certain other indebtedness. If an event of default occurs, the holders of the Notes and the Trustee are entitled to take various actions, including declaring the 2025 Notes immediately due and payable. As of June 30, 2018, ESH REIT was in compliance with all covenants set forth in the Indenture.
Corporation Revolving Credit Facility
On August 30, 2016, the Corporation entered into a revolving credit facility (the “2016 Corporation Revolving Credit Facility”) of $50.0 million. The facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowing on same day notice, referred to as swingline loans, in an amount up to $20.0 million. Borrowings under the facility bear interest at a rate equal to (i) LIBOR plus 3.00% or (ii) base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50% or (C) the one-month adjusted LIBOR rate plus 1.00%) plus 2.00%. There is no scheduled amortization under the 2016 Corporation Revolving Credit Facility and the facility matures on August 30, 2021.
In addition to paying interest on outstanding principal, the Corporation incurs a fee of 0.35% or 0.175% on the unutilized revolver balance. The Corporation is also required to pay customary letter of credit fees and agency fees. As of June 30, 2018, the Corporation had one letter of credit outstanding under this facility of approximately $0.2 million and available borrowing capacity of $49.8 million.
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

The 2016 Corporation Revolving Credit Facility contains a number of restrictive covenants that, among other things and subject to certain exceptions, limit the Corporation’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends or distributions, make certain restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, merge, consolidate or transfer all or substantially all of its assets. The 2016 Corporation Revolving Credit Facility also contains certain customary affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases. If an event of default occurs, the administrative agent is entitled to take various actions, including the acceleration of amounts due under the facility and additional actions that a secured creditor is permitted to take following a default. As of June 30, 2018, the Corporation was in compliance with all covenants under the 2016 Corporation Revolving Credit Facility.
Unsecured Intercompany Facility
On August 30, 2016, ESH REIT, as borrower, and the Corporation, as lender, entered into an unsecured intercompany credit facility (the “Unsecured Intercompany Facility”), under which ESH REIT borrowed $75.0 million from the Corporation upon the facility's closing. As of June 30, 2018 and December 31, 2017, the amount outstanding under the facility was $0. Subject to certain conditions, the principal amount of the Unsecured Intercompany Facility may be increased up to an amount that shall not exceed the greater of (i) $300.0 million and (ii) an unlimited amount so long as the incremental loan-to-value ratio, determined on a pro-forma basis as of the last day of the most recently ended test period, as if any incremental loans available under such incremental commitments had been outstanding on the last day of such period, and, in each case, without netting the cash proceeds of any such incremental loans, does not exceed 5.0%. Loans under the facility bear interest at 5.0% per annum. There is no scheduled amortization and the facility matures on August 30, 2023. ESH REIT has the option to voluntarily prepay outstanding loans at any time upon one business day’s prior written notice.

The Unsecured Intercompany Facility contains a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends or distributions, make certain investments and other restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, sell assets or merge, consolidate or transfer all or substantially all of their assets. The facility contains certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases and management agreements. If an event of default occurs, the Corporation is entitled to take various actions, including the acceleration of amounts due under the facility and all other actions that a creditor is permitted to take following a default. As of June 30, 2018, ESH REIT was in compliance with all covenants under the Unsecured Intercompany Facility.
Interest Expense—The components of net interest expense during the three and six months ended June 30, 2018 and 2017, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Contractual interest (1)	$29,076	$29,385	$58,038	$59,704
Amortization of deferred financing costs and debt discount	1,997	2,024	4,012	4,049
Debt extinguishment and other costs	1,477	332	2,197	1,617
Interest Income	(125)	(40)	(182)	(63)
Total	$32,425	$31,701	$64,065	$65,307
______________________
(1) Contractual interest includes dividends on the shares of the Corporation's mandatorily redeemable preferred stock.

Future Maturities of Debt—The future maturities of debt as of June 30, 2018, are as follows (in thousands):

Years Ending December 31,
Remainder of 2018	$6,104
2019	12,207	(1)
2020	12,207	(1)
2021	12,207	(1)
2022	12,207	(1)
Thereafter	2,462,763	(1)
Total	$2,517,695

(1)
Under the 2016 Term Facility, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required. Annual mandatory prepayments for the year are due during the first quarter of the following year. No mandatory prepayments were required in the first quarter of 2018 based on ESH REIT's Excess Cash Flow for the year ended December 31, 2017.

Fair Value of Debt and Mandatorily Redeemable Preferred Stock—As of June 30, 2018 and December 31, 2017, the estimated fair value of the Company's debt was approximately $2.5 billion and $2.6 billion, respectively. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available, to the stated interest rates and spreads on the Company's debt. As of June 30, 2018 and December 31, 2017, the estimated fair value of the Corporation's 8.0% mandatorily redeemable preferred stock was approximately $7.1 million. The estimated fair value of the Corporation's 8.0% mandatorily redeemable preferred stock is determined by comparing current borrowing rates and risk spreads offered in the market (Level 2 fair value measures) to stated interest rates and spreads on the Corporation's 8.0% mandatorily redeemable preferred stock.

7.	DERIVATIVE INSTRUMENTS
In September 2016, ESH REIT entered into a floating-to-fixed interest rate swap at a fixed rate of 1.175% and a floating rate of one-month LIBOR, subject to a LIBOR floor of 0.75%, to manage its exposure to interest rate risk on a portion of the 2016 Term Facility. In February 2017, ESH REIT executed an amendment to its swap agreement, the impact of which was to remove the LIBOR floor on floating rate cash flows. The notional amount of the interest rate swap as of June 30, 2018 was $350.0 million. The notional amount decreases by an additional $50.0 million every six months until the swap's maturity in September 2021.
On January 1, 2018, the Company adopted ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which changes the designation and measurement guidance for qualifying hedging relationships as well as the presentation of hedging results, and as a result recorded a cumulative-effect adjustment to reclassify a previously recorded loss of approximately $0.7 million from retained earnings to accumulated other comprehensive income and noncontrolling interests. For the three and six months ended June 30, 2018, the Company received proceeds of approximately $0.7 million and $1.1 million that offset interest expense, respectively, and recorded interest expense of approximately $0.2 million and $0.9 million for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, approximately $3.6 million is expected to be recognized through earnings over the following twelve months.
The table below presents the amounts and classification on the Company's financial statements related to the interest rate swap (in thousands):

	Other assets	Accumulated other comprehensive income, net of tax		Other non-operating income	Interest expense, net
As of June 30, 2018	$8,512	$7,238	(1)
As of December 31, 2017	$6,387	$5,992	(2)
For the three months ended June 30, 2018				$—	$(664)
For the three months ended June 30, 2017				$1,494	$192
For the six months ended June 30, 2018				$—	$(1,085)
For the six months ended June 30, 2017				$252	$873

_______________________________

(1)	Changes during the six months ended June 30, 2018, consisted of changes in fair value of $2.1 million and cumulative-effect adjustment of $(0.7) million.

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
The Company recorded a provision for federal, state and foreign income taxes of approximately $14.4 million for the three months ended June 30, 2018, an effective rate of approximately 18.0%, as compared with a provision of approximately $15.9 million for the three months ended June 30, 2017, an effective rate of approximately 24.3%. The Company recorded a provision for federal, state and foreign income taxes of approximately $20.2 million for the six months ended June 30, 2018, an effective tax rate of approximately 17.3%, as compared with a provision of approximately $20.4 million for the six months ended June 30, 2017, an effective rate of approximately 23.7%. The Company’s effective rate differs from the federal statutory rate of 21% primarily due to ESH REIT’s status as a REIT under the provisions of the Code. During the six months ended June 30, 2017, the Company was subject to a federal statutory income tax rate of 35%. Due to the TCJA, the Company's federal income tax rate decreased to 21%, effective January 1, 2018.
As of June 30, 2018, the Company has not completed its accounting for all tax effects related to the enactment of the TCJA. The Company estimated the remeasurement of its net deferred tax asset based on the 21% federal corporate income tax rate and recorded provisional deferred income tax expense of approximately $4.1 million during the fourth quarter of 2017. The Company is still analyzing the TCJA and refining its calculations, including the TCJA’s effect on state income taxes, the transition rules applicable to the deductibility of certain types of expenses and certain other matters, all of which are subject to complex rules and continued interpretation. The Company expects to complete its analysis prior to filing its 2017 federal tax return, which will occur during the prescribed measurement period. At that time, which is expected to occur in the fourth quarter of 2018, the Company will conclude on further adjustments, if any, to be recorded in addition to the approximately $4.1 million provisional expense recorded during the fourth quarter of 2017.
The Company’s income tax returns for the years 2014 to present are subject to examination by the Internal Revenue Service and other tax returns for the years 2013 to present are subject to examination by other taxing authorities.

9.	COMMITMENTS AND CONTINGENCIES
Lease Commitments—The Company is a tenant under long-term ground leases at four of its hotel properties. The current terms of the ground lease agreements terminate at various dates between 2021 and 2096, and three leases include multiple renewal options for generally five or ten year periods. During the second quarter of 2018, the Company exercised its option to purchase the land subject to one of the ground leases, and expects the transaction to close in the third quarter of 2018. The Company is a tenant under a lease for its corporate office. The initial term of the office lease terminates in August 2021 and includes renewal options for two additional terms of five years each. Rent expense on ground and office leases is recognized on a straight-line basis and was approximately $0.8 million for each of the three months ended June 30, 2018 and 2017, and approximately $1.6 million for each of the six months ended June 30, 2018 and 2017. Ground lease expense is included in hotel operating expenses and office lease expense is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Other Commitments—The Company has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of its properties is located. The initial term of the agreement terminates in 2031. The cost related to this commitment was approximately $0.1 million for each of the three months ended June 30, 2018 and 2017, and approximately $0.1 million for each of the six months ended June 30, 2018 and 2017, and is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.
Letters of Credit—As of June 30, 2018, the Company had one outstanding letter of credit, issued by the Corporation, for $0.2 million, which is collateralized by the 2016 Corporation Revolving Credit Facility.
Paired Share Repurchase Commitment—As of June 30, 2018, the Corporation and ESH REIT agreed to repurchase approximately 10,000 Paired Shares for approximately $0.1 million and $0.1 million, respectively, for which settlement had not yet occurred.
Legal Contingencies—On February 13, 2018, the Company learned that a default judgment had been entered against it and certain of its affiliates on March 16, 2017 in the State Court of Gwinnett County, Georgia in an action entitled Sweeting v. Extended Stay America, Inc. et al., Case No. 16-C-06630-S4. The case is one of two personal injury actions arising out of the death of a child, brought by the child’s estate and personal representative, and brought by the child’s mother, respectively. The first action is currently pending. A default judgment was entered in the second case due to an inadvertent error in responding to service of process. The Company has filed motions to open the default and set aside the judgment. The Company believes that it is probable that the judgment will be set aside. The Company does not have sufficient information on which to estimate the liability, if any, and therefore has not recorded a liability for this matter.
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
The Corporation and ESH REIT each maintain a long-term incentive plan (“LTIP”), as amended and restated in 2015, approved by their shareholders. Under the LTIPs, the Corporation and ESH REIT may issue to eligible employees or directors restricted stock units (“RSUs”) or other equity-based awards, in respect of Paired Shares with service, performance or market vesting conditions. The aggregate number of Paired Shares that may be the subject of awards under the LTIPs shall not exceed 8.0 million, of which no more than 4.0 million may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIP has a share reserve of an equivalent number of shares of Corporation common stock and ESH REIT Class B common stock. As of June 30, 2018, approximately 4.9 million Paired Shares were available for future issuance under the LTIPs.
Equity-based compensation expense is recognized by amortizing the grant-date fair value on a straight-line basis over the requisite service period of each award. A portion of the grant-date fair value of all equity-based awards is allocated to a share of Corporation common stock and a portion is allocated to a share of ESH REIT Class B common stock. Equity-based compensation expense was approximately $1.8 million and $3.6 million for the three months ended June 30, 2018 and 2017, respectively, and approximately $4.2 million and $6.3 million for the six months ended June 30, 2018 and 2017, respectively, and is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
As of June 30, 2018, unrecognized compensation expense related to outstanding equity-based awards and the related weighted-average period over which it is expected to be recognized subsequent to June 30, 2018, is presented in the following table. Total unrecognized compensation expense will be adjusted for actual forfeitures.

	Unrecognized Compensation Expense Related to Outstanding Awards (in thousands)	Remaining Weighted-Average Amortization Period (in years)
RSUs with service vesting conditions	$8,291	2.1
RSUs with performance vesting conditions	555	0.5
RSUs with market vesting conditions	3,674	2.2
Total unrecognized compensation expense	$12,520

RSU activity during the six months ended June 30, 2018, was as follows:

			Performance-Based Awards
	Service-Based Awards		Performance Vesting		Market Vesting
	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value(1)
Outstanding at January 1, 2018	602	$17.06	153	$17.45	211	$16.46
Granted	391	$19.43	56	$19.52	204	$17.41
Settled	(317)	$13.42	(153)	$17.45	(41)	$20.76
Forfeited	(55)	$18.10	(8)	$19.52	(47)	$16.19
Outstanding at June 30, 2018	621	$18.26	48	$19.52	327	$16.54

Vested at June 30, 2018	76	$17.53	—	$—	—	$—
Nonvested at June 30, 2018	545	$18.37	48	$19.52	327	$16.54
_________________________________

(1)	An independent third-party valuation is performed contemporaneously with the issuance of grants.
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
The grant-date fair value of awards with market vesting conditions is based on an independent third-party valuation. These awards vest at the end of a three-year period, subject to the grantee’s continued employment, with the ability to earn Paired Shares in a range of 0% to 150% of the awarded number of RSUs based on the total shareholder return of a Paired Share relative to the total shareholder return of other publicly traded companies identified in the award agreements. During the six months ended June 30, 2018, the grant-date fair value of awards with market vesting conditions was calculated using a Monte Carlo simulation model with the following key assumptions:

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

•
Franchise and management—Earnings are derived from revenues (i.e., fees) under various franchise and management agreements with third-parties. These contracts provide the Company the ability to earn compensation for licensing the Extended Stay America brand name as well as for certain services rendered, such as hotel management services and access to certain of the Company’s shared platforms, such as its central reservations, revenue management and property management systems.

The performance of the Company's operating segments is evaluated primarily on income from operations. Selected financial data is provided below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Owned hotels	$332,440	$338,363	$627,925	$629,354
Franchise and management (1)	2,423	1,021	3,932	1,894
Total segment revenues	334,863	339,384	631,857	631,248
Corporate and other (2)	20,800	18,463	42,130	38,094
Other revenues from franchise and managed properties (3)	2,637	—	4,296	—
Intersegment eliminations (4)	(21,799)	(19,484)	(44,015)	(39,988)
Total	336,501	338,363	634,268	629,354

Income (loss) from operations:
Owned hotels (5)	$116,684	$105,048	$191,146	$166,353
Franchise and management (1)	2,423	1,021	3,932	1,894
Total segment income from operations	119,107	106,069	195,078	168,247
Corporate and other (2)	(6,603)	(7,627)	(13,845)	(16,874)
Total	$112,504	$98,442	$181,233	$151,373
_________________________________

(1)
Includes intellectual property fees charged to the owned hotels segment of approximately $1.0 million for each of the three months ended June 30, 2018 and 2017, respectively, and approximately $1.9 million for each of the six months ended June 30, 2018 and 2017, respectively, that are eliminated in the unaudited condensed consolidated statements of operations.

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

(5)
Net of impairment charges of $0 and approximately $7.9 million for the three months ended June 30, 2018 and 2017, respectively, and approximately $43.6 million and $20.4 million for the six months ended June 30, 2018 and 2017, respectively.

Total assets for each of the Company's operating segments are provided below (in thousands):

	June 30, 2018	December 31, 2017
Assets:
Owned hotels	$3,832,779	$4,021,672
Franchise and management	11,005	9,933
Total segment assets	3,843,784	4,031,605
Corporate and other	181,143	85,215
Intersegment eliminations	(40,341)	(40,815)
Total	$3,984,586	$4,076,005
Total capital expenditures for each of the Company's operating segments are provided below (in thousands):

	Six Months Ended June 30,
	2018	2017
Capital Expenditures:
Owned hotels	$89,053	$92,448
Franchise and management	250	—
Total segment capital expenditures	89,303	92,448
Corporate and other	438	632
Total	$89,741	$93,080

12.	REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table disaggregates room revenues generated from owned and operated hotels by booking source for the three and six months ended June 30, 2018 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Property direct	$93,480	$186,866
Central call center	79,202	147,666
Proprietary website	57,742	107,601
Third-party intermediaries	62,231	113,001
Travel agency global distribution systems	34,293	62,024
Total room revenues(1)	$326,948	$617,158

(1)	Excludes approximately $5.5 million and $10.8 million, respectively, of other hotel revenues earned by the Company's owned hotels during the three and six months ended June 30, 2018.
The following table disaggregates room revenues generated from owned and operated hotels by length of guest stay for the three and six months ended June 30, 2018 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
1-6 nights	$126,394	$231,424
7-29 nights	67,902	128,666
30+ nights	132,652	257,068
Total room revenues (1)	$326,948	$617,158

(1)	Excludes approximately $5.5 million and $10.8 million, respectively, of other hotel revenues earned by the Company's owned hotels during the three and six months ended June 30, 2018.
Outstanding Contract Liabilities
The following table presents outstanding contract liabilities as of June 30, 2018 and January 1, 2018, respectively, which are included in accounts payable and accrued liabilities on the accompanying unaudited condensed consolidated balance sheet that were recognized as revenue during the three and six months ended June 30, 2018 in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Outstanding Contract Liabilities	Outstanding Contract Liabilities as of January 1, 2018 Recognized as Revenue
As of June 30, 2018	$14,714
As of January 1, 2018	$9,284
For the three months ended June 30, 2018		$255
For the six months ended June 30, 2018		$8,275

13.	SUBSEQUENT EVENTS
On July 25, 2018, the Board of Directors of the Corporation declared a cash distribution of $0.04 per share for the second quarter of 2018 on its common stock. The distribution is payable on August 23, 2018 to shareholders of record as of August 9, 2018. Also on July 25, 2018, the Board of Directors of ESH REIT declared a cash distribution of $0.18 per share for the second quarter of 2018 on its Class A and Class B common stock. This distribution is also payable on August 23, 2018 to shareholders of record as of August 9, 2018.
Subsequent to June 30, 2018, the Corporation and ESH REIT repurchased and retired their respective portion of approximately 0.1 million Paired Shares for approximately $1.0 million and $0.6 million, respectively.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2018 AND DECEMBER 31, 2017
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $1,203,417 and $1,143,164	$3,639,967	$3,775,640
RESTRICTED CASH	22,477	15,985
CASH AND CASH EQUIVALENTS	78,745	38,930
RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC. (Note 9)	35,039	3,704
DEFERRED RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC. (Note 9)	9,458	24,388
GOODWILL	46,225	47,584
OTHER ASSETS	32,491	29,212
TOTAL ASSETS	$3,864,402	$3,935,443
LIABILITIES AND EQUITY
LIABILITIES:
Term loan facilities payable - Net of unamortized deferred financing costs and debt discount of $16,473 and $18,695	$1,201,222	$1,265,112
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $28,275 and $30,344	1,271,725	1,269,656
Unearned rental revenues from Extended Stay America, Inc. (Note 9)	140,816	40,523
Due to Extended Stay America, Inc. (Note 9)	13,035	7,055
Accounts payable and accrued liabilities	64,832	60,755
Deferred tax liabilities	32	48
Total liabilities	2,691,662	2,643,149
COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY:
Common stock - Class A: $0.01 par value, 4,300,000,000 shares authorized, 250,493,583 shares issued and outstanding; Class B: $0.01 par value, 7,800,000,000 shares authorized, 188,994,055 and 192,099,933 shares issued and outstanding	4,395	4,426
Preferred stock - no par value, $1,000 liquidation value, 125 shares authorized, issued and outstanding	73	73
Additional paid in capital	1,089,926	1,088,793
Retained earnings	69,835	191,964
Accumulated other comprehensive income	8,511	7,038
Total equity	1,172,740	1,292,294
TOTAL LIABILITIES AND EQUITY	$3,864,402	$3,935,443
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES - Rental revenues from Extended Stay America, Inc. (Note 9)	$111,532	$115,589	$224,863	$231,883
OPERATING EXPENSES:
Hotel operating expenses	19,975	23,056	42,056	47,011
General and administrative expenses (Note 9)	4,217	4,092	8,312	8,794
Depreciation	53,538	56,856	106,818	113,393
Impairment of long-lived assets	—	—	—	15,046
Total operating expenses	77,730	84,004	157,186	184,244
GAIN (LOSS) ON SALE OF HOTEL PROPERTIES (Note 4)	—	(3,274)	35,410	(3,274)
OTHER INCOME	451	635	479	635
INCOME FROM OPERATIONS	34,253	28,946	103,566	45,000
OTHER NON-OPERATING EXPENSE (INCOME)	64	1,104	266	(60)
INTEREST EXPENSE, NET	32,284	31,911	63,779	65,663
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	1,905	(4,069)	39,521	(20,603)
INCOME TAX EXPENSE	715	655	750	237
NET INCOME (LOSS)	$1,190	$(4,724)	$38,771	$(20,840)
NET INCOME (LOSS) PER ESH HOSPITALITY, INC. COMMON SHARE:
Class A - basic	$—	$(0.01)	$0.09	$(0.05)
Class A - diluted	$—	$(0.01)	$0.09	$(0.05)
Class B - basic	$—	$(0.01)	$0.09	$(0.05)
Class B - diluted	$—	$(0.01)	$0.09	$(0.05)
WEIGHTED-AVERAGE ESH HOSPITALITY, INC. COMMON SHARES OUTSTANDING:
Class A - basic	250,494	250,494	250,494	250,494
Class A - diluted	250,494	250,494	250,494	250,494
Class B - basic	189,626	193,409	190,197	193,959
Class B - diluted	190,183	193,944	190,709	193,959
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
NET INCOME (LOSS)	$1,190	$(4,724)	$38,771	$(20,840)
OTHER COMPREHENSIVE INCOME, NET OF TAX:
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS:
FOREIGN CURRENCY TRANSLATION GAIN, NET OF TAX OF $0	—	—	—	531
RECLASSIFICATION ADJUSTMENT - SALE OF CANADIAN HOTEL PROPERTIES, NET OF TAX OF $(264)	—	12,256	—	12,256
TOTAL FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	—	12,256	—	12,787

DERIVATIVE ADJUSTMENTS:
INTEREST RATE CASH FLOW HEDGE GAIN (LOSS), NET OF TAX OF $0	253	121	2,137	(462)
RECLASSIFICATION ADJUSTMENT - AMOUNTS RECLASSIFIED TO NET INCOME, NET OF TAX OF $0	—	603	—	603
TOTAL DERIVATIVE ADJUSTMENTS	253	724	2,137	141

COMPREHENSIVE INCOME (LOSS)	$1,443	$8,256	$40,908	$(7,912)
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(In thousands, except preferred stock shares and per share data)
(Unaudited)

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - January 1, 2017	250,494	195,407	$4,462	125	$73	$1,144,664	$176,532	$(7,812)	$1,317,919
Net loss	—	—	—	—	—	—	(20,840)	—	(20,840)
Foreign currency translation gain, net of tax	—	—	—	—	—	—	—	12,787	12,787
Interest rate cash flow hedge gain, net of tax	—	—	—	—	—	—	—	141	141
Repurchase of Class B common stock	—	(3,184)	(35)	—	—	—	(19,712)	—	(19,747)
Common distributions - $0.29 per Class A and Class B common share	—	—	—	—	—	—	(129,536)	—	(129,536)
Preferred distributions	—	—	—	—	—	—	(8)	—	(8)
Equity-based compensation	—	283	3	—	—	836	—	—	839
BALANCE - June 30, 2017	250,494	192,506	$4,430	125	$73	$1,145,500	$6,436	$5,116	$1,161,555

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - January 1, 2018	250,494	192,100	$4,426	125	$73	$1,088,793	$191,964	$7,038	$1,292,294
Net income	—	—	—	—	—	—	38,771	—	38,771
Cumulative effect adjustment of ASU 2017-12	—	—	—	—	—	—	664	(664)	—
Interest rate cash flow hedge gain, net of tax	—	—	—	—	—	—	—	2,137	2,137
Repurchase of Class B common stock	—	(3,428)	(34)	—	—	—	(24,703)	—	(24,737)
Common distributions - $0.31 per Class A and Class B common share	—	—	—	—	—	—	(136,853)	—	(136,853)
Preferred distributions	—	—	—	—	—	—	(8)	—	(8)
Equity-based compensation	—	322	3	—	—	1,133	—	—	1,136
BALANCE - June 30, 2018	250,494	188,994	$4,395	125	$73	$1,089,926	$69,835	$8,511	$1,172,740
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES:
Net income (loss)	$38,771	$(20,840)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	106,818	113,393
Foreign currency transaction loss (gain)	266	(313)
Loss on interest rate swap	—	606
Amortization and write-off of deferred financing costs and debt discount	4,567	3,995
Debt prepayment and extinguishment costs	1,183	1,168
Amortization of above-market ground leases	(68)	(68)
Loss on disposal of property and equipment	668	6,017
(Gain) loss on sale of hotel properties	(35,410)	3,274
Impairment of long-lived assets	—	15,046
Equity-based compensation	304	121
Deferred income tax expense (benefit)	4	(3,693)
Changes in assets and liabilities:
Deferred rents receivable from Extended Stay America, Inc.	14,325	7,624
Due (to) from Extended Stay America, Inc., net	(3,555)	3,822
Other assets	(3,653)	(3,768)
Unearned rental revenues/rents receivable from Extended Stay America, Inc., net	68,958	76,903
Accounts payable and accrued liabilities	6,351	995
Net cash provided by operating activities	199,529	204,282
INVESTING ACTIVITIES:
Purchases of property and equipment	(67,113)	(91,841)
Acquisition of hotel property	(12,733)	—
Development in process payments	(6,009)	—
Proceeds from sale of hotel properties	155,244	42,005
Proceeds from insurance and related recoveries	4,362	169
Net cash provided by (used in) investing activities	73,751	(49,667)
FINANCING ACTIVITIES:
Principal payments on term loan facilities	(66,112)	(9,734)
Proceeds from revolving credit facility	—	105,000
Payments on revolving credit facility	—	(150,000)
Debt prepayment and extinguishment costs	(1,183)	(1,168)
Repurchase of Class B common stock	(24,737)	(19,744)
Issuance of Class B common stock related to issuance of Paired Shares	2,316	1,731
Common distributions	(137,249)	(129,288)
Preferred distributions	(8)	(8)
Net cash used in financing activities	(226,973)	(203,211)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	46,307	(48,596)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - Beginning of period	54,915	53,850
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH - End of period	$101,222	$5,254
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties	$58,493	$65,176
Cash payments for income taxes, net of refunds of $6 and $3	$608	$2,305
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in due to/from Extended Stay America, Inc. and accounts payable and accrued liabilities	$19,374	$17,095
Proceeds from sale of hotel properties included in other assets	$—	$11,543
Common stock distributions included in accounts payable and accrued liabilities	$578	$1,511
Net payable related to unsettled RSUs not yet settled or issued included in due to/from Extended Stay America, Inc.	$(69)	$(58)
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2018 AND DECEMBER 31, 2017 AND FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2018 AND 2017
(Unaudited)

1.	BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION
ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. Extended Stay America, Inc. (the “Corporation”), the parent of ESH REIT, was incorporated in the state of Delaware on July 8, 2013. The Corporation owns, and is expected to continue to own, all of the issued and outstanding Class A common stock of ESH REIT, which, as of June 30, 2018, represents approximately 57% of the outstanding common stock of ESH REIT.
A “Paired Share” consists of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. Each share of outstanding ESH REIT Class B common stock is attached to and trades with one share of Corporation common stock.
As of June 30, 2018 and December 31, 2017, ESH REIT’s common equity consisted of the following: (i) approximately 250.5 million shares of Class A common stock outstanding (approximately 57% of its common equity), all of which were owned by the Corporation, and (ii) approximately 189.0 million shares and 192.1 million shares of Class B common stock outstanding, respectively, approximately 43% of its common equity. As of June 30, 2018, ESH REIT owned and leased 599 hotel properties in 44 U.S. states, consisting of approximately 66,200 rooms. As of December 31, 2017, ESH REIT owned and leased 624 hotel properties in 44 U.S. states, consisting of approximately 68,600 rooms. The hotels are leased to wholly-owned subsidiaries of the Corporation.
Paired Share Repurchase Program—In January and February 2018, the Boards of Directors of the Corporation and ESH REIT authorized an extension of the maturity date of the existing combined Paired Share repurchase program through December 31, 2018, and authorized an increase to the amount of the combined Paired Share repurchase program to up to $400 million of Paired Shares, each effective January 1, 2018. Repurchases may be made at management's discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of June 30, 2018, ESH REIT had repurchased and retired approximately 16.5 million ESH REIT Class B common shares for approximately $101.2 million.
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
Interim Presentation—Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP have been condensed or omitted in the accompanying unaudited condensed consolidated financial statements. ESH REIT believes the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2017 included in the combined annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2018.
The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly ESH REIT’s financial position as of June 30, 2018, the results of ESH REIT’s operations and comprehensive income or the three and six months ended June 30, 2018 and 2017 and changes in equity and cash flows for the six months ended June 30, 2018 and 2017. Interim results are not necessarily indicative of full year performance because of acquisitions, dispositions and the impact of accounting for contingent rental payments under lease arrangements.

Use of Estimates—The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management used significant estimates to determine the estimated useful lives of tangible assets as well as in the assessment of tangible assets for impairment (see Note 5) and estimated liabilities for insurance reserves. Actual results could differ from those estimates.
Property Acquisitions—The purchase price of net tangible and identified intangible assets and liabilities are recorded based on their relative fair values on the date of acquisition. The fair value of acquired land, site improvements, building and improvements and furniture, fixtures and equipment are determined on an “if-vacant” basis considering a variety of factors, including the physical condition and quality of the hotels, estimated rates and valuation assumptions consistent with current market conditions, independent appraisals and other relevant market data obtained in connection with the acquisition of the hotels. The results of operations of acquired hotel properties are included in the accompanying condensed consolidated statements of operations since their dates of acquisition.
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
Management assesses the performance of long-lived assets for potential impairment quarterly, as well as when events or changes in circumstances indicate the carrying amount of a group of assets may not be recoverable. Recoverability of property and equipment is measured by a comparison of the carrying amount of a group of hotel properties (groups of hotel properties align with hotels as they are grouped under ESH REIT’s leases) to the estimated future undiscounted cash flows expected to be generated by each group of hotel properties. Impairment is recognized when estimated future undiscounted cash flows, including proceeds from disposition, are less than the carrying value of each group of hotel properties. To the extent that a group of hotel properties is impaired, their excess carrying amount over their estimated fair value is recognized as an impairment charge and reduces income from operations. Fair value is determined based upon discounted cash flows of a group of hotel properties, bids, quoted market prices or independent appraisals, as considered necessary. The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, an impairment charge to reduce the carrying value of a group of hotel properties could occur in a future period in which conditions change (see Note 5).
Revenue Recognition—ESH REIT’s sole source of revenues is rental revenue derived from leases with subsidiaries of the Corporation. ESH REIT records rental revenues on a straight-line basis as they are earned during the lease terms. Deferred rents receivable from Extended Stay America, Inc. on the accompanying unaudited condensed consolidated balance sheets represent the cumulative difference between straight-line rental revenues recognized and rental revenues contractually due. This amount, approximately $9.5 million as of June 30, 2018, will gradually decrease through the remainder of the initial lease terms until it is zero at the end of the initial lease terms in October 2018. Lease rental payments received prior to rendering services are included in unearned rental revenues from Extended Stay America, Inc. on the accompanying unaudited condensed consolidated balance sheets. Contingent rental revenues, specifically percentage rental revenues related to revenues of the leased hotels, are recognized when such amounts are fixed and determinable (i.e., only when percentage rental revenue thresholds have been achieved).
Recently Issued Accounting Standards
Compensation—Stock Compensation—In June 2018, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which simplifies the accounting for share-based payments granted to non-employees for goods and services. Nonemployee share-based payment awards within the scope of Topic 718 should be measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit have been satisfied. Classification of equity-classified nonemployee share-based payment awards will continue to be subject to the requirements of Topic 718 unless modified after the good has been delivered, the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. This eliminates the requirement to reassess classification of such awards upon vesting. This update will be effective for interim and annual years beginning after December 15, 2018. ESH REIT does not expect the adoption of this update to have a material effect on its unaudited condensed consolidated financial statements.

In May 2017, the FASB issued an accounting standards update that provides guidance about which changes to the terms or conditions of a share-based payment award requires an entity to apply modification accounting. This update was effective for interim and annual reporting periods beginning after December 15, 2017, and should be applied prospectively to awards modified on or after the adoption date. ESH REIT adopted this update on January 1, 2018, using a prospective transition method. The adoption of this update did not have a material effect on ESH REIT’s unaudited condensed consolidated financial statements.
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
Statement of Cash Flows—In August and November 2016, the FASB issued accounting standards updates which provide additional clarity on the classification of specific events on the statement of cash flows. These events include debt prepayment and extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, distributions received from equity method investees and beneficial interests in securitization transactions. These updates also require amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts on the statement of cash flows. ESH REIT adopted these updates on January 1, 2018, using a retrospective transition method to each period presented. The adoption of these updates required cash outflows related to debt prepayment and extinguishment costs to be classified as financing activities, which totaled approximately $1.2 million during the six months ended June 30, 2018. For the six months ended June 30, 2017, debt modification and extinguishment costs included within net cash provided by operating activities, as originally presented, totaled approximately $1.2 million and have been adjusted. An additional effect of the adoption of this accounting standard was to include restricted cash in the beginning and end of period balances instead of in investing activities, as they were previously. For the six months ended June 30, 2017, changes in restricted cash included within net cash used in investing activities, as originally presented, was approximately $0.3 million.
Derivatives and Hedging—In August 2017, the FASB issued an accounting standards update which changes the designation and measurement guidance for qualifying hedging relationships and the presentation of hedging results. This update expands and refines hedge accounting and aligns recognition and presentation of its effects within the financial statements. This update is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and requires a cumulative-effect adjustment to the balance of retained earnings as of the beginning of the fiscal year that an entity adopts this update. ESH REIT adopted this update on January 1, 2018 and recorded a cumulative-effect adjustment to reclassify a previously recorded loss of approximately $0.7 million from retained earnings to accumulated other comprehensive income. In addition to the cumulative-effect adjustment, expected impacts of adoption include, on a prospective basis, the elimination of hedge ineffectiveness related to designated interest rate swaps, the presentation of all interest rate hedge related items that impact earnings in the interest expense line item in the condensed consolidated statement of operations and an election to perform qualitative assessments of hedge effectiveness.
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
As of June 30, 2018, using its incremental borrowing rate with respect to the future minimum lease payments under its operating leases (ground leases), ESH REIT has preliminarily estimated that the lease liability would be between approximately $7.0 million and $11.0 million and the right of use asset would be between approximately $0.5 million and $4.5 million, which includes adjustments for accrued lease payments, above market lease liabilities and lease incentives.

On January 1, 2019, ESH REIT expects to adopt this update and, upon adoption, ESH REIT expects to elect the optional practical expedients which relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The election to apply these practical expedients will, in effect, mean ESH REIT will continue to account for leases that commenced before the effective date in accordance with previous U.S. GAAP unless the lease is modified, except that ESH REIT will recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were disclosed under previous U.S. GAAP. ESH REIT is evaluating additional practical expedients including, those with respect to land easements and certain nonlease components, and is in the process of reviewing its contracts in order to fully determine the standard's impact on its consolidated financial statements. ESH REIT does not expect the adoption of the new lease guidance to have a material effect on its consolidated statements of operations or cash flows.
The recording of a lease obligation may increase total indebtedness for purposes of financial covenants within certain of ESH REIT’s existing debt agreements; however, ESH REIT currently does not expect this increase to cause instances of non-compliance with any of these covenants.

3.	NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) available to Class A and Class B common shareholders by the weighted-average number of shares of unrestricted Class A and Class B common stock outstanding, respectively. Diluted net income (loss) per share is computed by dividing net income (loss) available to Class A and Class B common shareholders, as adjusted for potentially dilutive securities, by the weighted-average number of shares of unrestricted Class A and Class B common stock outstanding, respectively, plus other potentially dilutive securities. Dilutive securities include certain equity-based awards issued under long-term incentive plans and are included in the calculation, provided that the inclusion of such securities is not anti-dilutive.
The calculations of basic and diluted net income (loss) per share, including a reconciliation of the numerators and denominators, are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$1,190	$(4,724)	$38,771	$(20,840)
Less preferred dividends	(4)	(4)	(8)	(8)
Net income (loss) available to ESH Hospitality, Inc. common shareholders	$1,186	$(4,728)	$38,763	$(20,848)
Class A:
Net income (loss) available to ESH Hospitality, Inc. Class A common shareholders - basic	$675	$(2,674)	$22,033	$(11,752)
Amounts attributable to ESH Hospitality, Inc. Class B shareholders assuming conversion	(1)	8	(26)	—
Net income (loss) available to ESH Hospitality, Inc. Class A common shareholders - diluted	$674	$(2,666)	$22,007	$(11,752)
Class B:
Net income (loss) available to ESH Hospitality, Inc. Class B common shareholders - basic	$511	$(2,054)	$16,730	$(9,096)
Amounts attributable to ESH Hospitality, Inc. Class B shareholders assuming conversion	1	(8)	26	—
Net income (loss) available to ESH Hospitality, Inc. Class B common shareholders - diluted	$512	$(2,062)	$16,756	$(9,096)
Denominator:
Class A:
Weighted average number of ESH Hospitality, Inc. Class A common shares outstanding - basic and diluted	250,494	250,494	250,494	250,494
Class B:
Weighted average number of ESH Hospitality, Inc. Class B common shares outstanding - basic	189,626	193,409	190,197	193,959
Dilutive securities	557	535	512	—
Weighted average number of ESH Hospitality, Inc. Class B common shares outstanding - diluted	190,183	193,944	190,709	193,959
Net income (loss) per ESH Hospitality, Inc. common share - Class A - basic	$—	$(0.01)	$0.09	$(0.05)
Net income (loss) per ESH Hospitality, Inc. common share - Class A - diluted	$—	$(0.01)	$0.09	$(0.05)
Net income (loss) per ESH Hospitality, Inc. common share - Class B - basic	$—	$(0.01)	$0.09	$(0.05)
Net income (loss) per ESH Hospitality, Inc. common share - Class B - diluted	$—	$(0.01)	$0.09	$(0.05)
Anti-dilutive securities excluded from net income per common share - Class B - diluted	—	—	—	413

4.	HOTEL ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
On May 30, 2018, ESH REIT acquired a hotel from Legacy Rock Hill, LLC for cash consideration of approximately $13.0 million. Other than ordinary components of prorated net working capital, no liabilities were assumed in the purchase. The acquisition was accounted for as a business combination in accordance with FASB ASC 805, Business Combinations, which requires that the consideration be allocated to acquired assets and assumed liabilities based on their acquisition date fair values. The vast majority of the purchase price was allocated to building and improvements. Legal, professional and other costs directly related to the acquisition were approximately $0.3 million for the three and six months ended June 30, 2018, and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
The purchase price allocation among the assets acquired is as follows (in thousands, except for estimated useful lives):

	Amount	Estimated Useful Life
Land and site improvements	$1,397	3-20 years
Building and improvements	10,488	4-49 years
Furniture, fixtures and equipment	1,115	2-10 years
Total purchase price	$13,000
DISPOSITIONS
2018 Dispositions - In February 2018, ESH REIT sold twenty-five hotels for approximately $112.1 million. The carrying value of these hotels, including net working capital and allocable goodwill, was approximately $107.2 million. In March 2018, ESH REIT sold one additional hotel for approximately $44.8 million. The carrying value of the hotel, including allocable goodwill, was approximately $13.2 million. These transactions resulted in a total gain on sale of approximately $35.4 million, net of closing costs and adjustments, which is reported in gain on sale of hotel properties during the six months ended June 30, 2018 in the accompanying unaudited condensed consolidated statements of operations.
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
None of the above dispositions were reported as discontinued operations. The table below summarizes hotel dispositions as described above (in thousands, except number of hotels and number of rooms):

Year	Brand	Location	Month Sold	Number of Hotels	Number of Rooms	Net Proceeds		Gain (Loss) Recognized
2018	Extended Stay America	Various	February	25	2,430	$111,156		$4,418
2018	Extended Stay America	Texas	March	1	101	$44,090	(1)	$30,992
2017	Extended Stay Canada	Canada	May	3	500	$43,551		$(1,507)	(2)
2017	Other	Massachusetts	May	1	103	$5,092		$(1,767)
2017	Extended Stay America	Colorado	December	1	160	$15,985		$11,836
________________________________

(1)
As of June 30, 2018, approximately $22.5 million of net sale proceeds were held by a qualified intermediary pursuant to pending tax free exchanges under Section 1031 of the Internal Revenue Code (“1031 Exchanges”).

(2)
Due to the fact that ESH REIT's Canadian subsidiary liquidated substantially all of its assets, approximately $12.5 million of accumulated foreign currency translation loss was recognized at the time of sale. An impairment charge of approximately $15.0 million was recorded prior to sale.

During the three and six month periods ended June 30, 2018 and 2017, the disposed hotel properties contributed rental revenues, total operating expenses and income (loss) before income tax expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Rental revenues from Extended Stay America, Inc.	$—	$4,195	$2,176	$9,362
Total operating expenses	—	2,334	796	20,067	(1)
Income (loss) before income tax expense	—	2,252	1,380	(10,392)	(1)
_________________________________

(1)	Includes impairment charge of approximately $15.0 million related to three Canadian hotels.

5.	PROPERTY AND EQUIPMENT
Net investment in property and equipment as of June 30, 2018 and December 31, 2017, consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Hotel properties:
Land and site improvements	$1,264,841	$1,289,152
Building and improvements	2,895,435	2,970,404
Furniture, fixtures and equipment	672,808	655,120
Total hotel properties	4,833,084	4,914,676
Development in process	8,625	2,453
Undeveloped land parcel	1,675	1,675
Total cost	4,843,384	4,918,804
Less accumulated depreciation	(1,203,417)	(1,143,164)
Property and equipment, net	$3,639,967	$3,775,640
No impairment charges were recognized during the three and six months ended June 30, 2018, or during the three months ended June 30, 2017. During the six months ended June 30, 2017, using Level 3 unobservable inputs and, in certain instances, using Level 2 observable inputs, ESH REIT recognized approximately $15.0 million of impairment charges related to its Canadian hotels.
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
Summary—ESH REIT’s outstanding debt, net of unamortized debt discount and unamortized deferred financing costs, as of June 30, 2018 and December 31, 2017, consists of the following (dollars in thousands):

	Stated Amount(1)		Carrying Amount				Unamortized Deferred Financing Costs					Interest Rate
Loan			June 30, 2018		December 31, 2017		June 30, 2018		December 31, 2017		Stated Interest Rate	June 30, 2018		December 31, 2017	Maturity Date
Term loan facility
2016 Term Facility	$1,300,000	(2)	$1,212,898	(3)	$1,278,545	(3)	$11,676		$13,433		LIBOR(4) + 2.00%	3.83%	(4)	3.69%	8/30/2023	(1), (6)
Senior notes
2025 Notes	1,300,000		1,291,014	(5)	1,290,356	(5)	19,289		20,700		5.25%	5.25%		5.25%	5/1/2025
Revolving credit facility
2016 Revolving Credit Facility	350,000	(2)	—		—		1,744	(7)	2,020	(7)	LIBOR + 2.75%	N/A		N/A	8/30/2021
Unsecured Intercompany Facility
Unsecured Intercompany Facility	75,000	(8)	—		—		—		—		5.00%	5.00%		5.00%	8/30/2023
Total			$2,503,912		$2,568,901		$32,709		$36,153

_________________________________

(1)
Amortization is interest only, except for the 2016 Term Facility (as defined below), which amortizes in equal quarterly installments of approximately $3.1 million. See (6) below. In February 2018, ESH REIT made a voluntary prepayment of $60.0 million.

(2)
ESH REIT is able to increase its borrowings under the 2016 ESH REIT Credit Facilities (as defined below) by an amount of up to $600.0 million, plus additional amounts, in each case subject to certain conditions.

(3)	The 2016 Term Facility is presented net of an unamortized debt discount of approximately $4.8 million and $5.3 million as of June 30, 2018 and December 31, 2017, respectively.

(4)	$350.0 million of the 2016 Term Facility is subject to an interest rate swap at a fixed rate of 1.175% as of June 30, 2018 (see Note 7).

(5)	The 2025 Notes (as defined below) are presented net of an unamortized debt discount of approximately $9.0 million and $9.6 million as of June 30, 2018 and December 31, 2017, respectively.

(6)
In addition to scheduled amortization noted in (1) above, subject to certain exceptions, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required under the 2016 Term Facility. Annual mandatory prepayments for the year are due during the first quarter of the following year. No mandatory prepayments were required in the first quarter of 2018 based on ESH REIT’s Excess Cash Flow for the year ended December 31, 2017.

(7)	Unamortized deferred financing costs related to the revolving credit facility are included in other assets in the accompanying unaudited condensed consolidated balance sheets.

(8)
As of June 30, 2018, no amounts were outstanding under the Unsecured Intercompany Facility. ESH REIT is able to borrow under the Unsecured Intercompany Facility an amount up to $300.0 million, plus additional amounts, in each case subject to certain conditions (see Note 9).

ESH REIT Credit Facilities
On August 30, 2016, ESH REIT entered into a credit agreement, as may be amended and supplemented from time to time, providing for senior secured credit facilities (collectively, the “2016 ESH REIT Credit Facilities”) consisting of a $1,300.0 million senior secured term loan facility (the “2016 Term Facility”) and a $350.0 million senior secured revolving credit facility (the “2016 ESH REIT Revolving Credit Facility”). Subject to the satisfaction of certain criteria, borrowings under the 2016 ESH REIT Credit Facilities may be increased by an amount of up to $600.0 million, plus additional amounts, so long as, after giving effect to the incurrence of such incremental facility and the application of proceeds thereof, its pro-forma senior loan-to-value ratio is less than or equal to 45%.
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

The 2016 ESH REIT Credit Facilities contain a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends and distributions, make certain investments and other restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, sell assets or merge, consolidate or transfer all or substantially all of their assets. The 2016 ESH REIT Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases and management agreements. If an event of default occurs, the administrative agent is entitled to take various actions, including the acceleration of amounts due under the 2016 ESH REIT Credit Facilities and additional actions that a secured creditor is permitted to take following a default. As of June 30, 2018, ESH REIT was in compliance with all covenants under the 2016 ESH REIT Credit Facilities.
2016 Term Facility—In May 2018, ESH REIT entered into a third amendment to the 2016 Term Facility (such amendment, the “Third Repricing Amendment”). The 2016 Term Facility, as amended, bears interest at a rate equal to (i) LIBOR plus 1.75% for any period during which ESH REIT maintains a public corporate family rating better than or equal to BB (with a stable or better outlook) from S&P and Ba3 (with a stable or better outlook) from Moody's (a “Level 1 Period”) or LIBOR plus 2.00% for any period other than a Level 1 Period; or (ii) a base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50% or (C) the one-month adjusted LIBOR rate plus 1.00%) plus 0.75% during a Level 1 Period or 1.00% for any period other than a Level 1 Period. The 2016 Term Facility, as amended, amortizes in equal quarterly installments in annual amounts of 0.25% of the aggregate principal amount of the loan outstanding on the Third Repricing Amendment effective date, or approximately $12.2 million per year. The remaining balance is payable at maturity. In addition to scheduled amortization, subject to certain exceptions, mandatory prepayments of up to 50% of annual Excess Cash Flow, as defined, may be required based on ESH REIT's Consolidated Total Net Leverage Ratio, as defined. Annual mandatory prepayments are due during the first quarter of the following year. No mandatory prepayments were required in the first quarter of 2018 based on ESH REIT's Excess Cash Flow for the year ended December 31, 2017. The 2016 Term Facility matures on August 30, 2023.
ESH REIT has the option to voluntarily prepay outstanding loans under the 2016 Term Facility at any time upon three business days’ prior written notice for LIBOR loans or on one business day’s prior written notice for base rate loans. In February 2018, ESH REIT made a voluntary prepayment of $60.0 million and wrote off approximately $0.6 million of deferred financing costs related to the prepayment. In addition to customary “breakage” costs with respect to LIBOR loans, amounts refinanced, substituted or replaced by indebtedness which has a lower all-in yield than the all-in yield under the 2016 Term Facility on or prior to November 22, 2018 (other than as a result of a transformative transaction) are subject to a prepayment penalty equal to 1.00% of the aggregate principal amount refinanced, substituted or replaced. Prepayments made after November 22, 2018 are not subject to a prepayment penalty.

2016 ESH REIT Revolving Credit Facility—The 2016 ESH REIT Revolving Credit Facility provides for the issuance of up to $50.0 million of letters of credit. Borrowings under the facility bear interest at a rate equal to (i) LIBOR plus a spread that ranges from 2.25% to 2.75% based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined, or (ii) base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50%, or (C) the one-month adjusted LIBOR rate plus 1.00%) plus a spread that ranges from 1.25% to 1.75% based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined. There is no scheduled amortization under the 2016 ESH REIT Revolving Credit Facility and the facility matures on August 30, 2021.

In addition to paying interest on outstanding principal, ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance. ESH REIT is also required to pay customary letter of credit fees and agency fees. As of June 30, 2018, ESH REIT had no letters of credit outstanding under the facility and available borrowing capacity of $350.0 million.

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
The Indenture contains a number of customary covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, create certain liens, pay dividends or distributions, make certain investments and other restricted payments, enter into affiliate transactions, sell assets or merge, consolidate or transfer all or substantially all of their assets. The Indenture also contains certain customary events of default, including, but not limited to, cross-defaults to certain other indebtedness. If an event of default occurs, the holders of the Notes and the Trustee are entitled to take various actions, including declaring the 2025 Notes immediately due and payable. As of June 30, 2018, ESH REIT was in compliance with all covenants set forth in the Indenture.
Unsecured Intercompany Facility
On August 30, 2016, ESH REIT, as borrower, and the Corporation, as lender, entered into an unsecured intercompany credit facility (the “Unsecured Intercompany Facility”), under which ESH REIT borrowed $75.0 million from the Corporation upon the facility's closing. As of June 30, 2018 and December 31, 2017, the amount outstanding under the facility was $0. Subject to certain conditions, the principal amount of the Unsecured Intercompany Facility may be increased up to an amount that shall not exceed the greater of (i) $300.0 million and (ii) an unlimited amount so long as the incremental loan-to-value ratio, determined on a pro-forma basis as of the last day of the most recently ended test period, as if any incremental loans available under such incremental commitments had been outstanding on the last day of such period, and, in each case, without netting the cash proceeds of any such incremental loans, does not exceed 5.0%. Loans under the facility bear interest at 5.0% per annum. There is no scheduled amortization and the facility matures on August 30, 2023. ESH REIT has the option to voluntarily prepay outstanding loans at any time upon one business day’s prior written notice.
The Unsecured Intercompany Facility contains a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends or distributions, make certain investments and other restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, sell assets or merge, consolidate or transfer all or substantially all of their assets. The facility contains certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases and management agreements. If an event of default occurs, the Corporation is entitled to take various actions, including the acceleration of amounts due under the facility and all other actions that a creditor is permitted to take following a default. As of June 30, 2018, ESH REIT was in compliance with all covenants under the Unsecured Intercompany Facility.
Interest Expense—The components of net interest expense during the three and six months ended June 30, 2018 and 2017, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Contractual interest	$28,932	$29,639	$57,752	$60,160
Amortization of deferred financing costs and debt discount	1,969	1,997	3,957	3,994
Debt extinguishment and other costs	1,416	282	2,107	1,517
Interest Income	(33)	(7)	(37)	(8)
Total	$32,284	$31,911	$63,779	$65,663

Future Maturities of Debt—The future maturities of debt as of June 30, 2018, are as follows (in thousands):

Years Ending December 31,
Remainder of 2018	$6,104
2019	12,207	(1)
2020	12,207	(1)
2021	12,207	(1)
2022	12,207	(1)
Thereafter	2,462,763	(1)
Total	$2,517,695
______________________

(1)
Under the 2016 Term Facility, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required. Annual mandatory prepayments for the year are due during the first quarter of the following year. No mandatory prepayments were required in the first quarter of 2018 based on ESH REIT's Excess Cash Flow for the year ended December 31, 2017.

Fair Value of Debt—As of June 30, 2018 and December 31, 2017, the estimated fair value of ESH REIT’s debt was approximately $2.5 billion and $2.6 billion, respectively. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available, to the stated interest rates and spreads on ESH REIT’s debt.

7.	DERIVATIVE INSTRUMENTS
In September 2016, ESH REIT entered into a floating-to-fixed interest rate swap at a fixed rate of 1.175% and a floating rate of one-month LIBOR, subject to a LIBOR floor of 0.75%, to manage its exposure to interest rate risk on a portion of its 2016 Term Facility. In February 2017, ESH REIT executed an amendment to its swap agreement, the impact of which was to remove the LIBOR floor on floating rate cash flows. The notional amount of the interest rate swap as of June 30, 2018 was $350.0 million. The notional amount decreases by an additional $50.0 million every six months until the swap's maturity in September 2021.
On January 1, 2018, ESH REIT adopted ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which changes the designation and measurement guidance for qualifying hedging relationships as well as the presentation of hedging results, and as a result recorded a cumulative-effect adjustment to reclassify a previously recorded loss of approximately $0.7 million from retained earnings to accumulated other comprehensive income. For the three and six months ended June 30, 2018, ESH REIT received proceeds of approximately $0.7 million and $1.1 million that offset interest expense, respectively, and recorded interest expense of approximately $0.2 million and $0.9 million for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, approximately $3.6 million is expected to be recognized through earnings over the following twelve months.
The table below presents the amounts and classification on ESH REIT's financial statements related to the interest rate swap (in thousands):

	Other assets	Accumulated other comprehensive income, net of tax		Other non-operating income	Interest expense, net
As of June 30, 2018	$8,512	$8,511	(1)
As of December 31, 2017	$6,387	$7,038	(2)
For the three months ended June 30, 2018				$—	$(664)
For the three months ended June 30, 2017				$1,494	$192
For the six months ended June 30, 2018				$—	$(1,085)
For the six months ended June 30, 2017				$252	$873
_______________________________

(1)	Changes during the six months ended June 30, 2018, consisted of changes in fair value of $2.1 million and cumulative-effect adjustment of $(0.7) million.

(2)
Changes during the year ended December 31, 2017, consisted of changes in amortization of accumulated other comprehensive income prior to hedge de-designation of $0.7 million and removal of the LIBOR floor of approximately $(0.3) million.

8.	INCOME TAXES
ESH REIT has elected to be taxed and expects to continue to qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (“the Code”). A REIT is a legal entity that holds real estate assets and is generally not subject to federal and state income taxes. In order to maintain qualification as a REIT, ESH REIT is required to distribute at least 90% of its taxable income, excluding net capital gain, to its shareholders each year. In addition, ESH REIT must meet a number of complex organizational and operational requirements. If ESH REIT were to fail to qualify as a REIT in any taxable year, it would be subject to federal income taxes at regular corporate rates and generally would be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it lost its REIT qualification. ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. Even in qualifying as a REIT, ESH REIT may be subject to state and local taxes in certain jurisdictions, and is subject to federal income and excise taxes on undistributed income.
ESH REIT recorded a provision for state and foreign income taxes of approximately $0.7 million for the three months ended June 30, 2018, an effective rate of approximately 37.5%, as compared with a provision of approximately $0.7 million for the three months ended June 30, 2017, an effective rate of approximately (16.1)%. ESH REIT recorded a provision for state income taxes of approximately $0.8 million for the six months ended June 30, 2018, an effective rate of approximately 1.9%, as compared with a provision of approximately $0.2 million for the six months ended June 30, 2017, an effective rate of approximately (1.2)%. ESH REIT's effective rate differs from the federal statutory income tax rate of 21% primarily due to ESH REIT's status as a REIT under the provisions of the Code. During the three months ended June 30, 2018, ESH REIT recognized a provision to return adjustment of approximately $0.7 million upon filing its 2017 Canadian tax return.
ESH REIT’s income tax returns for the years 2014 to present are subject to examination by the Internal Revenue Service and other tax returns for the years 2013 to present are subject to examination by other taxing authorities.

9.	RELATED PARTY TRANSACTIONS
Revenues and Overhead Expenses
Leases and Rental Revenues—During the three and six months ended June 30, 2018, ESH REIT’s revenues were derived from three leases. Prior to the sale of its Canadian branded hotels in May 2017, ESH REIT's revenues were derived from four leases. The counterparty to each lease agreement is a subsidiary of the Corporation. Fixed minimum rental revenues are recognized on a straight-line basis. For the three months ended June 30, 2018 and 2017, ESH REIT recognized fixed rental revenues of approximately $111.1 million and $115.4 million, respectively. For the six months ended June 30, 2018 and 2017, ESH REIT recognized fixed rental revenues of approximately $224.4 million and $231.7 million, respectively. Due to the fact that percentage rental revenue thresholds specified in the leases were achieved during the second quarters of 2018 and 2017, ESH REIT recognized percentage rental revenues of approximately $0.5 million for the three and six months ended June 30, 2018 and approximately $0.2 million for the three and six months ended June 30, 2017.
Overhead Expenses—A wholly-owned subsidiary of the Corporation incurs costs under a services agreement between the Corporation and ESH REIT for certain overhead services performed on the entities' behalf. The services relate to executive management, accounting, financial analysis, training and technology. For the three months ended June 30, 2018 and 2017, ESH REIT incurred approximately $2.4 million and $2.6 million, respectively, and for the six months ended June 30, 2018 and 2017, ESH REIT incurred approximately $5.2 million and $5.0 million, respectively, related to this agreement, which is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The expenses ESH REIT incurred under this services agreement include expenses related to certain employees that participate in the Corporation’s long-term incentive plan. Such charges were approximately $0.2 million and $0.6 million for the three months ended June 30, 2018 and 2017, respectively, and $0.5 million and $1.0 million for the six months ended June 30, 2018 and 2017, respectively.
Debt and Equity Transactions
Unsecured Intercompany Facility—As of June 30, 2018 and December 31, 2017, there were no outstanding balances owed by ESH REIT to the Corporation under the Unsecured Intercompany Facility. ESH REIT incurred interest expense of $0 and $0.6 million during the three months ended June 30, 2018 and 2017, respectively, and $0 and $1.3 million during the six months ended June 30, 2018 and 2017, respectively, related to the Unsecured Intercompany Facility. ESH REIT is able to increase its borrowings under the Unsecured Intercompany Facility to an amount of up to $300.0 million, plus additional amounts, in each case subject to certain conditions (see Note 6).

Distributions—The Corporation owns all of the Class A common stock of ESH REIT, which represents approximately 57% of the outstanding shares of common stock of ESH REIT. During the three and six months ended June 30, 2018, ESH REIT paid distributions of approximately $40.1 million and $77.7 million, respectively, to the Corporation in respect of the Class A common stock of ESH REIT. During the three and six months ended June 30, 2017, ESH REIT paid distributions of approximately $35.1 million and $72.6 million, respectively, to the Corporation in respect of the Class A common stock of ESH REIT.
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
As of June 30, 2018, the Corporation has granted a total of approximately 1.0 million restricted stock units (“RSUs”), whereby, as a counterparty to these outstanding RSUs, ESH REIT is expected to issue and be compensated in cash for approximately 1.0 million shares of Class B common stock of ESH REIT in future periods, assuming performance-based and market-based awards vest at 100% and no forfeitures.
Related Party Balances
Related party transaction balances as of June 30, 2018 and December 31, 2017, include the following (in thousands):

	June 30, 2018	December 31, 2017
Leases:
Rents receivable(1)	$35,039	$3,704
Deferred rents receivable(2)	$9,458	$24,388
Unearned rental revenues(1)	$(140,816)	$(40,523)

Working capital and other:
Ordinary working capital(3)	$(12,965)	$(8,441)
Equity awards (payable) receivable(4)	(70)	1,386
Total working capital and other(5)	$(13,035)	$(7,055)
______________________

(1)
Fixed minimum rents are due one-month in advance. Percentage rents are due one-month in arrears. Rents receivable relate to percentage rents. As of June 30, 2018, unearned rental revenues consisted of percentage rents of approximately $101.3 million and fixed minimum rents of approximately $39.5 million. As of December 31, 2017, unearned rental revenues consisted of fixed minimum rents.

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
Lease Commitments—ESH REIT is a tenant under long-term ground leases at four of its hotel properties. The current terms of the ground lease agreements terminate at various dates between 2021 and 2096, and three leases include multiple renewal options for generally five or ten year periods. During the second quarter of 2018, ESH REIT exercised its option to purchase the land subject to one of the ground leases, and expects the transaction to close in the third quarter of 2018. Rent expense on ground leases is recognized on a straight-line basis and was approximately $0.3 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively, and approximately $0.7 million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively. Ground lease expense is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.
Other Commitments—ESH REIT has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of its properties is located. The initial term of the agreement terminates in 2031. The cost related to this commitment was approximately $0.1 million for each of the three and six months ended June 30, 2018 and 2017, and is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.

Paired Share Repurchase Commitment—As of June 30, 2018, ESH REIT agreed to repurchase approximately 10,000 Class B common shares for approximately $0.1 million for which settlement had not yet occurred.
Legal Contingencies—On February 13, 2018, ESH REIT learned that a default judgment had been entered against it and certain of its affiliates on March 16, 2017 in the State Court of Gwinnett County, Georgia in an action entitled Sweeting v. Extended Stay America, Inc. et al., Case No. 16-C-06630-S4. The case is one of two personal injury actions arising out of the death of a child, brought by the child’s estate and personal representative, and brought by the child’s mother, respectively. The first action is currently pending. A default judgment was entered in the second case due to an inadvertent error in responding to service of process. ESH REIT has filed motions to open the default and set aside the judgment. ESH REIT believes that it is probable that the judgment will be set aside. ESH REIT does not have sufficient information on which to estimate the liability, if any, and therefore has not recorded a liability for this matter.
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
On July 25, 2018, the Board of Directors of ESH REIT declared a cash distribution of $0.18 per share for the second quarter of 2018 on its Class A and Class B common stock. The distribution is payable on August 23, 2018 to shareholders of record as of August 9, 2018.
Subsequent to June 30, 2018, ESH REIT repurchased and retired its respective portion of approximately 0.1 million ESH REIT Class B common shares for approximately $0.6 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements of Extended Stay America, Inc. (the “Corporation”) and ESH Hospitality, Inc. (“ESH REIT”) included in Item 1 in this combined quarterly report on Form 10-Q.
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

•
Hotel renovation means, when used in connection with our Company-wide initiative to renovate our hotel properties that was completed during the second quarter of 2017, upgrades that typically included remodeling of common areas, new paint, carpet, signage, tile or vinyl flooring and counters in bathrooms and kitchens, as well as the refurbishment of furniture, replacement of aged mattresses and installation of new flat screen televisions, artwork, lighting and bedspreads. We believe hotel renovations should typically be completed on a seven-year cycle. Our next hotel cyclical renovation program, which is expected to begin in the fourth quarter of 2018, will not include the same replacements and upgrades across individual hotels in the portfolio.

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

•	System-wide hotels means all hotels that operated under the Extended Stay America brand that are owned, franchised and/or managed by the Company.

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

Overview
We are the largest integrated owner/operator of company-branded hotels in North America. Our business operates in the extended stay segment of the lodging industry, and as of June 30, 2018, we owned and operated 599 hotel properties comprising approximately 66,200 rooms located in 44 states across the United States and franchised or managed 27 hotel properties comprising 2,700 rooms, primarily located in Texas, Ohio and Indiana. All 626 system-wide hotels currently operate under the Extended Stay America brand, which serves the mid-price extended stay segment, and accounts for approximately 43% of the segment by number of rooms in the United States.
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
For the twelve months ended June 30, 2018, approximately 36.8%, 21.4% and 41.8% of our total revenues were derived from guests with stays from 1-6 nights, 7-29 nights and 30 or more nights, respectively. For the twelve months ended June 30, 2018, approximately 30.7% of our total revenues were derived from property-direct reservations, approximately 24.4% were derived from our central call center, approximately 17.1% were derived from our own proprietary website, approximately 23.5% were derived from third party intermediaries and approximately 4.3% were derived from travel agency global distribution systems.
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
Hotel Acquisitions
In May 2018, we acquired one hotel consisting of 115 rooms for approximately $13.0 million.
In January 2018, we signed a purchase and sale agreement to purchase one additional hotel consisting of approximately 100 rooms for approximately $12.3 million. The due diligence period has expired and we expect this transaction to close upon satisfaction or waiver of certain closing conditions in the third quarter of 2018.
Hotel Dispositions
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
The following table presents the components of the Company’s revenues as a percentage of our total revenues for the six months ended June 30, 2018:

Percentage of 2018 Year to Date Revenues
• Room revenues. Room revenues are driven primarily by ADR and occupancy. Pricing policy and customer mix are significant drivers of ADR. Due to our relatively high occupancy levels, our primary focus is on increasing RevPAR by increasing ADR. For the six months ended June 30, 2018, we experienced RevPAR growth of approximately 3.5% compared to the six months ended June 30, 2017, partially due to improved asset quality through our recent asset dispositions and the collective impact of our hotel renovation program completed during the second quarter of 2017.	97.3%
•     Other hotel revenues. Other hotel revenues include ancillary revenues such as laundry revenues, vending commissions, additional housekeeping fees, purchased WiFi upgrades, parking revenues and pet charges. Occupancy and customer mix, as well as the number and percentage of guests that have longer-term stays, have been historical drivers of our other hotel revenues. We experienced a decrease in other hotel revenues of approximately $0.2 million, or 1.6%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, mainly due to decreases in parking and pet fee revenues.
1.7%
• Franchise and management fees. Franchise and management fees include fees charged to third parties for use of our brand name, as well as for certain services such as hotel management and access to certain shared platforms (i.e., system services) such as the Company's central reservations, revenue management and property management systems. The substantial majority of these fees are based on a percentage of the franchised or managed hotel's revenues.	0.3%
• Other revenues from franchised and managed properties. Other revenues from franchised and managed properties includes the direct reimbursement of specific costs incurred by us under our franchise and or management agreements for which we are reimbursed on a dollar-for-dollar basis.	0.7%

The following table presents the components of the Company’s operating expenses as a percentage of our total operating expenses for the six months ended June 30, 2018:

Percentage of 2018 Year to Date Operating Expenses
•     Hotel operating expenses. Hotel operating expenses have both fixed and variable components. Operating expenses that are relatively fixed include personnel expense, real estate tax expense and property insurance premiums. Occupancy is a key driver of expenses that have a high degree of variability, such as housekeeping services and amenity costs. Other variable expenses include marketing costs, reservation costs, property insurance claims and repairs and maintenance expense. We experienced a decrease in hotel operating expenses of approximately $3.9 million, or 1.3%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, mainly due to the sale of 26 hotel properties in 2018 and five hotel properties in 2017. Excluding costs associated with these hotels, we experienced an increase in hotel operating expenses mainly due to increases in reservation costs and personnel expense, offset by a decrease in loss on disposal of assets.
58.3%
• General and administrative expenses. General and administrative expenses include expenses associated with corporate overhead. Costs consist primarily of compensation expense of our corporate staff, including equity-based compensation, and professional fees, including audit, tax, legal and consulting fees.	10.0%
• Depreciation and amortization. Depreciation and amortization is a charge that relates primarily to the acquisition and related usage of hotels and other property and equipment, including capital expenditures incurred with respect to our hotel renovations completed during the second quarter of 2017 and related capital expenditures.	21.9%
• Impairment of long-lived assets. Impairment of long-lived assets is a charge recognized when events and circumstances indicate that the carrying value of an individual hotel asset, or a group of hotel assets, may not be recoverable.	8.9%
• Other expenses from franchised and managed properties. Other expenses from franchised and managed properties include costs incurred by us in the delivery of services specified in our franchise and management agreements for which we are entitled dollar-for-dollar reimbursement.	0.9%

Understanding Our Results of Operations—ESH REIT
Revenues. ESH REIT’s rental revenues are generated from leasing its hotel properties to subsidiaries of the Corporation. Rental revenues consist of fixed minimum rental payments recognized on a straight-line basis over the lease terms plus specified percentages of total hotel revenues over designated thresholds.
Expenses. The following table presents the components of ESH REIT’s operating expenses as a percentage of ESH REIT’s total operating expenses for the six months ended June 30, 2018:

Percentage of 2018 Year to Date Operating Expenses
• Hotel operating expenses. ESH REIT’s hotel operating expenses include expenses directly related to hotel ownership, such as real estate tax expense, loss on disposal of assets and property insurance premiums and claims.	26.8%
• General and administrative expenses. General and administrative expenses include overhead expenses incurred directly by ESH REIT and administrative service costs reimbursed to the Corporation.	5.2%
• Depreciation. Depreciation is a charge that relates primarily to the acquisition and related usage of hotels and other property and equipment, including capital expenditures incurred with respect to ESH REIT's hotel renovations completed during the second quarter of 2017 and related capital expenditures.	68.0%
•    Impairment of long-lived assets. Impairment of long-lived assets is a charge recognized when events or circumstances indicate that the carrying value of a group of hotel assets (as grouped under ESH REIT’s leases) may not be recoverable.
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

Results of Operations—The Company
Comparison of Three Months Ended June 30, 2018 and June 30, 2017
As of June 30, 2017, we owned and operated 625 hotels consisting of approximately 68,800 rooms. In 2017, we sold five hotels. In 2018, we sold 26 hotels and acquired one hotel. See Note 4 to the consolidated financial statements of Extended Stay America, Inc., which are included in Item 1 of this combined quarterly report on Form 10-Q. As of June 30, 2018, we owned and operated 599 hotels, consisting of approximately 66,200 rooms, and franchised or managed 27 hotels, consisting of approximately 2,700 rooms. All system-wide hotels are operated under the Extended Stay America brand.
The following table presents our consolidated results of operations for the three months ended June 30, 2018 and 2017, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended June 30,
	2018	2017	Change ($)	Change (%)
Revenues:
Room revenues	$326,948	$332,608	$(5,660)	(1.7)%
Other hotel revenues	5,492	5,755	(263)	(4.6)%
Franchise and management fees	1,424	—	1,424	n/a
	333,864	338,363	(4,499)	(1.3)%
Other revenues from franchised and managed properties	2,637	—	2,637	n/a
Total revenues	336,501	338,363	(1,862)	(0.6)%
Operating Expenses:
Hotel operating expenses	144,054	148,911	(4,857)	(3.3)%
General and administrative expenses	24,264	25,430	(1,166)	(4.6)%
Depreciation and amortization	53,499	57,804	(4,305)	(7.4)%
Impairment of long-lived assets	—	7,934	(7,934)	n/a
	221,817	240,079	(18,262)	(7.6)%
Other expenses from franchised and managed properties	2,637	—	2,637	n/a
Total operating expenses	224,454	240,079	(15,625)	(6.5)%
Loss on sale of hotel properties	—	(1,897)	1,897	n/a
Other income	457	2,055	(1,598)	(77.8)%
Income from operations	112,504	98,442	14,062	14.3%
Other non-operating expense	102	1,073	(971)	(90.5)%
Interest expense, net	32,425	31,701	724	2.3%
Income before income tax expense	79,977	65,668	14,309	21.8%
Income tax expense	14,407	15,943	(1,536)	(9.6)%
Net income	65,570	49,725	15,845	31.9%
Net (income) loss attributable to noncontrolling interests(1)	(514)	2,050	(2,564)	(125.1)%
Net income attributable to Extended Stay America, Inc. common shareholders	$65,056	$51,775	$13,281	25.7%
________________________________

(1)	Noncontrolling interests in Extended Stay America, Inc. include approximately 43% of ESH REIT's common equity as of June 30, 2018 and 2017, and 125 shares of ESH REIT preferred stock.

The following table presents key operating metrics, including occupancy, ADR, RevPAR and hotel inventory for our owned hotels for the three months ended June 30, 2018 and 2017, respectively:

	Three Months Ended June 30,
	2018	2017	Change
Number of hotels (as of June 30)	599	625	(26)
Number of rooms (as of June 30)	66,204	68,780	(2,576)
Occupancy	77.6%	78.9%	(130) bps
ADR	$69.91	$67.20	4.0%
RevPAR	$54.27	$53.02	2.4%
Room revenues. Room revenues decreased by approximately $5.7 million, or 1.7%, to approximately $326.9 million for the three months ended June 30, 2018 compared to approximately $332.6 million for the three months ended June 30, 2017.  The decrease in room revenues was primarily due to a decrease of approximately $11.5 million as a result of the sale of 26 hotel properties in 2018 and five hotel properties in 2017. The decrease was partially offset by a 1.7% increase in RevPAR for the hotels we owned and operated for the entirety of both periods, which was partially a result of our improved asset quality and our hotel renovation program completed during the second quarter of 2017.
Other hotel revenues. Other hotel revenues decreased by approximately $0.3 million, or 4.6%, to approximately $5.5 million for the three months ended June 30, 2018 compared to approximately $5.8 million for the three months ended June 30, 2017.
Franchise and management fees. For the three months ended June 30, 2018, franchise and management fees of approximately $1.4 million were earned as a result of the franchise and/or management of 27 third-party owned hotels.

Other revenues from franchised and managed properties. For the three months ended June 30, 2018, other revenues from franchised and managed properties of approximately $2.6 million includes the direct reimbursement of specific costs incurred by us under our franchise and management agreements that we are reimbursed for on a dollar-for-dollar basis.
Hotel operating expenses. Hotel operating expenses decreased by approximately $4.9 million, or 3.3%, to approximately $144.1 million for the three months ended June 30, 2018 compared to approximately $148.9 million for the three months ended June 30, 2017. The decrease in hotel operating expenses was partly due to a decrease of approximately $6.1 million as a result of the sale of 26 hotel properties in 2018 and five hotel properties in 2017. Excluding the reduction in expenses attributable to these hotel sales, hotel operating expenses increased approximately $1.2 million, or 0.8%, mainly due to an increase in reservation costs of approximately $2.9 million, which related to an increase in commissionable bookings through third-party intermediaries as well as a shift in booking channels used by our guests, and personnel expense of approximately $1.4 million. This increase was offset by a decrease in loss on disposal of assets of approximately $3.2 million mainly due to the completion of our hotel renovation program during the second quarter of 2017 and insurance proceeds received related to the loss of assets as a result of several insurable events.
General and administrative expenses. General and administrative expenses decreased by approximately $1.2 million, or 4.6%, to approximately $24.3 million for the three months ended June 30, 2018 compared to approximately $25.4 million for the three months ended June 30, 2017. This decrease was driven by a decrease in personnel expense of approximately $2.8 million, primarily related to a decrease in equity based compensation as a result of the forfeiture of awards after June 30, 2017, and a decrease in short-term incentive compensation expense. This decrease was offset by an increase in additional costs incurred with the support of our franchised and managed hotels of approximately $0.6 million, and other professional fees of approximately $0.5 million.
Depreciation and amortization. Depreciation and amortization decreased by approximately $4.3 million, or 7.4%, to approximately $53.5 million for the three months ended June 30, 2018 compared to approximately $57.8 million for the three months ended June 30, 2017, due to our recent hotel dispositions and a decrease in capital expenditures as a result of the completion of our hotel renovation program during the second quarter of 2017.
Impairment of long-lived assets. During the three months ended June 30, 2018, no impairment charges were recognized. During the three months ended June 30, 2017, we recognized impairment charges of approximately $7.9 million related to our Canadian hotels.

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
Other expenses from franchised and managed properties. For the three months ended June 30, 2018, other expenses from franchised and managed properties of approximately $2.6 million include costs incurred by us in the delivery of services specified in our franchise and management agreements for which we are reimbursed on a dollar-for-dollar basis.
Loss on sale of hotel properties. No hotels were sold during the three months ended June 30, 2018. During the three months ended June 30, 2017, we recognized a loss on sale of hotel properties of approximately $1.9 million primarily related to the sale of our Canadian hotels.
Other income. During the three months ended June 30, 2018, we recognized other income of approximately $0.5 million which consisted mainly of business interruption proceeds for one of our hotels. During the three months ended June 30, 2017, we recognized other income of approximately $2.1 million mainly related to the settlement of a lawsuit and the receipt of funds related to a temporary easement at one of our hotel properties.
Other non-operating expense. During the three months ended June 30, 2018, we recognized a foreign currency transaction loss of approximately $0.1 million related to a remaining Canadian dollar denominated deposit and income tax liability as a result of the 2017 sale of our Canadian hotels. During the three months ended June 30, 2017, we recognized a loss related to our interest rate swap of approximately $1.5 million, partially offset by a foreign currency transaction gain of approximately $0.4 million.
Interest expense, net. Excluding interest expense of approximately $1.2 million incurred during the three months ended June 30, 2018, related to the repricing of ESH REIT's term loan facility, net interest expense decreased by approximately $0.5 million, or 1.4%, to approximately $31.2 million for the three months ended June 30, 2018 compared to approximately $31.7 million for the three months ended June 30, 2017. The Company’s weighted-average interest rate increased to approximately 4.6% as of June 30, 2018 compared to approximately 4.5% as of June 30, 2017, due to an increase in LIBOR rates. The Company’s total outstanding debt balance was approximately $2.5 billion, net of unamortized deferred financing costs and debt discounts, as of June 30, 2018 and 2017.
Income tax expense. Our effective income tax rate decreased by approximately 6.3 percentage points to approximately 18.0% for the three months ended June 30, 2018 compared to approximately 24.3% for the three months ended June 30, 2017. The Company's effective rate differs from the current federal statutory rate of 21% primarily due to ESH REIT's status as a REIT under the provisions of the Code. During the three months ended June 30, 2017, the Company was subject to a federal income tax rate of 35%. The decrease in our effective income tax rate for the three months ended June 30, 2018 is a direct result of the decrease in the federal statutory rate to 21% as a result of the Tax Cuts and Jobs Act (“TCJA”) passed in December 2017 and effective January 1, 2018.

Comparison of Six Months Ended June 30, 2018 and June 30, 2017
As of June 30, 2017, we owned and operated 625 hotels consisting of approximately 68,800 rooms. In 2017, we sold five hotels. In 2018, we sold 26 hotels and acquired one hotel. See Note 4 to the consolidated financial statements of Extended Stay America, Inc., which are included in Item 1 of this combined quarterly report on Form 10-Q. As of June 30, 2018, we owned and operated 599 hotels, consisting of approximately 66,200 rooms, and franchised or managed 27 hotels, consisting of approximately 2,700 rooms. All system-wide hotels are operated under the Extended Stay America brand.
The following table presents our consolidated results of operations for the six months ended June 30, 2018 and 2017, including the amount and percentage change in these results between the periods (in thousands):

	Six Months Ended June 30,
	2018	2017	Change ($)	Change (%)
Revenues:
Room revenues	$617,158	$618,416	$(1,258)	(0.2)%
Other hotel revenues	10,767	10,938	(171)	(1.6)%
Franchise and management fees	2,047	—	2,047	n/a
	629,972	629,354	618	0.1%
Other revenues from franchised and managed properties	4,296	—	4,296	n/a
Total revenues	634,268	629,354	4,914	0.8%
Operating Expenses:
Hotel operating expenses	286,684	290,571	(3,887)	(1.3)%
General and administrative expenses	49,485	51,737	(2,252)	(4.4)%
Depreciation and amortization	107,514	115,475	(7,961)	(6.9)%
Impairment of long-lived assets	43,600	20,357	23,243	114.2%
	487,283	478,140	9,143	1.9%
Other expenses from franchised and managed properties	4,296	—	4,296	n/a
Total operating expenses	491,579	478,140	13,439	2.8%
Gain (loss) on sale of hotel properties	38,082	(1,897)	39,979	2,107.5%
Other income	462	2,056	(1,594)	(77.5)%
Income from operations	181,233	151,373	29,860	19.7%
Other non-operating expense (income)	299	(148)	447	302.0%
Interest expense, net	64,065	65,307	(1,242)	(1.9)%
Income before income tax expense	116,869	86,214	30,655	35.6%
Income tax expense	20,204	20,426	(222)	(1.1)%
Net income	96,665	65,788	30,877	46.9%
Net (income) loss attributable to noncontrolling interests(1)	(16,757)	9,088	(25,845)	(284.4)%
Net income attributable to Extended Stay America, Inc. common shareholders	$79,908	$74,876	$5,032	6.7%
________________________________

(1)	Noncontrolling interests in Extended Stay America, Inc. include approximately 43% of ESH REIT's common equity as of June 30, 2018 and 2017, and 125 shares of ESH REIT preferred stock.

The following table presents key operating metrics, including occupancy, ADR, RevPAR and hotel inventory for our owned hotels for the six months ended June 30, 2018 and 2017, respectively:

	Six Months Ended June 30,
	2018	2017	Change
Number of hotels (as of June 30)	599	625	(26)
Number of rooms (as of June 30)	66,204	68,780	(2,576)
Occupancy	74.1%	74.7%	(60) bps
ADR	$69.00	$66.16	4.3%
RevPAR	$51.12	$49.40	3.5%
Room revenues. Room revenues decreased by approximately $1.3 million, or 0.2%, to approximately $617.2 million for the six months ended June 30, 2018 compared to approximately $618.4 million for the six months ended June 30, 2017. The decrease in room revenues was primarily due to a decrease of approximately $17.6 million as a result of the sale of 26 hotel properties in 2018 and five hotel properties in 2017. The decrease was offset by a 2.7% increase in RevPAR for the hotels we owned and operated for the entirety of both periods, which was a result of our improved asset quality and our hotel renovation program completed during the second quarter of 2017.
Other hotel revenues. Other hotel revenues decreased by approximately $0.2 million, or 1.6%, to approximately $10.8 million for the six months ended June 30, 2018 compared to approximately $10.9 million for the six months ended June 30, 2017.
Franchise and management fees. For the six months ended June 30, 2018, franchise and management fees of approximately $2.0 million were earned as a result of the franchise and/or management of 27 third-party owned hotels.

Other revenues from franchised and managed properties. For the six months ended June 30, 2018, other revenues from franchised and managed properties of approximately $4.3 million includes the direct reimbursement of specific costs incurred by us under our franchise and management agreements that we are reimbursed for on a dollar-for-dollar basis.
Hotel operating expenses. Hotel operating expenses decreased by approximately $3.9 million, or 1.3%, to approximately $286.7 million for the six months ended June 30, 2018 compared to approximately $290.6 million for the six months ended June 30, 2017. The decrease in hotel operating expenses was partly due to a decrease of approximately $10.1 million as a result of the sale of 26 hotel properties in 2018 and five hotel properties in 2017. Excluding the reduction in expenses attributable to these hotel sales, hotel operating expenses increased approximately $6.3 million, or 2.3%, mainly due to an increase in reservation costs of approximately $6.2 million, which related to an increase in commissionable bookings through third-party intermediaries as well as a shift in booking channels used by our guests, personnel expense of approximately $3.2 million and maintenance and real estate tax expenses of $1.0 million. These increases were offset by a decrease in loss on disposal of assets of approximately $5.1 million mainly due to the completion of our hotel renovation program during the second quarter of 2017 and insurance proceeds received related to the loss of assets as a result of several insurable events.
General and administrative expenses. General and administrative expenses decreased by approximately $2.3 million, or 4.4%, to approximately $49.5 million for the six months ended June 30, 2018 compared to approximately $51.7 million for the six months ended June 30, 2017. This decrease was driven by a decrease in personnel expense of approximately $2.6 million, primarily related to a decrease in equity based compensation as a result of the forfeiture of awards after June 30, 2017, and a decrease in short-term incentive compensation expense, as well as a decrease in secondary offering costs of approximately $1.0 million. These decreases were partially offset by an increase in additional costs incurred with the support of our franchised and managed hotels of approximately $0.8 million.
Depreciation and amortization. Depreciation and amortization decreased by approximately $8.0 million, or 6.9%, to approximately $107.5 million for the six months ended June 30, 2018 compared to approximately $115.5 million for the six months ended June 30, 2017, due to our recent hotel dispositions and a decrease in capital expenditures as a result of the completion of our hotel renovation program during the second quarter of 2017.
Impairment of long-lived assets. During the six months ended June 30, 2018, we recognized impairment charges for twenty-one hotels, generally located in the Midwestern U.S., which totaled approximately $43.6 million. The majority of the impairment charges incurred were in connection with evaluating the potential sale of certain non-core assets. During the six months ended June 30, 2017, we recognized impairment charges of approximately $20.4 million, $12.4 million of which related to Canadian hotels we sold in May 2017. The remaining impairment charges incurred during the six months ended June 30, 2018, related to two hotel properties.
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
Other expenses from franchised and managed properties. For the six months ended June 30, 2018, other expenses from franchised and managed properties of approximately $4.3 million include costs incurred by us in the delivery of services specified in our franchise and management agreements for which we are reimbursed on a dollar-for-dollar basis.
Gain (loss) on sale of hotel properties. During the six months ended June 30, 2018, we recognized a gain on sale of hotel properties of approximately $38.1 million related to the sale of 26 hotels. During the six months ended June 30, 2017, we recognized a loss on sale of hotel properties of approximately $1.9 million related to the sale of our Canadian hotels in May 2017.
Other Income. During the six months ended June 30, 2018, we recognized other income of approximately $0.5 million, which consisted mainly of business interruption proceeds for one of our hotels. During the six months ended June 30, 2017, we recognized other income of approximately $2.0 million mainly related to the settlement of a lawsuit and the receipt of funds related to a temporary easement at one of our hotel properties.
Other non-operating expense (income). During the six months ended June 30, 2018, we recognized a foreign currency transaction loss of approximately $0.3 million related to a remaining Canadian dollar denominated deposit and income tax liability as a result of the 2017 sale of our Canadian hotels. During the six months ended June 30, 2017, we recognized a foreign currency transaction gain of approximately $0.4 million, partially offset by a loss related to our interest rate swap of approximately $0.3 million.
Interest expense, net. Excluding interest expense of approximately $1.6 million incurred during the six months ended June 30, 2018, related to the repricing of ESH REIT's term loan facility and the voluntary prepayment of $60.0 million of ESH REIT's term loan facility, and excluding interest expense of approximately $1.2 million incurred during the six months ended June 30, 2017 related to the repricing of ESH REIT's term loan facility, net interest expense decreased by approximately $1.7 million, or 2.6%, to approximately $62.4 million for the six months ended June 30, 2018 compared to approximately $64.1 million for the six months ended June 30, 2017. The Company’s weighted-average interest rate increased to approximately 4.6% as of June 30, 2018 compared to approximately 4.5% as of June 30, 2017, mainly due to an increase in LIBOR rates. The Company’s total outstanding debt balance was approximately $2.5 billion, net of unamortized deferred financing costs and debt discounts, as of June 30, 2018 and 2017.
Income tax expense. Our effective income tax rate decreased by approximately 6.4 percentage points to approximately 17.3% for the six months ended June 30, 2018 compared to approximately 23.7% for the six months ended June 30, 2017. The Company's effective rate differs from the current federal statutory rate of 21% primarily due to ESH REIT's status as a REIT under the provisions of the Code. During the six months ended June 30, 2017, the Company was subject to a federal income tax rate of 35%. The decrease in our effective income tax rate for the six months ended June 30, 2018 is a direct result of the decrease in the federal statutory rate to 21% as a result of the TCJA passed in December 2017 and effective January 1, 2018.
Results of Operations—ESH REIT
ESH REIT’s sole source of revenues is lease rental revenues and its hotel operating expenses reflect only those hotel operating expenses incurred directly related to hotel ownership. Administrative service costs reimbursed to the Corporation are included as a component of general and administrative expenses.
Comparison of Three Months Ended June 30, 2018 and June 30, 2017
As of June 30, 2017, ESH REIT owned and leased 625 hotels, consisting of approximately 68,800 rooms. As of June 30, 2018, ESH REIT owned and leased 599 hotels, consisting of approximately 66,200 rooms. See Note 4 to the unaudited condensed consolidated financial statements of ESH Hospitality, Inc. included in Item 1 of this combined quarterly report on Form 10-Q.

The following table presents ESH REIT’s consolidated results of operations for the three months ended June 30, 2018 and 2017, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended June 30,
	2018	2017	Change ($)	Change (%)
Revenues- Rental revenues from Extended Stay America, Inc.	$111,532	$115,589	$(4,057)	(3.5)%
Operating expenses:
Hotel operating expenses	19,975	23,056	(3,081)	(13.4)%
General and administrative expenses	4,217	4,092	125	3.1%
Depreciation	53,538	56,856	(3,318)	(5.8)%
Total operating expenses	77,730	84,004	(6,274)	(7.5)%
Loss on sale of hotel properties	—	(3,274)	3,274	n/a
Other income	451	635	(184)	(29.0)%
Income from operations	34,253	28,946	5,307	18.3%
Other non-operating expense	64	1,104	(1,040)	(94.2)%
Interest expense, net	32,284	31,911	373	1.2%
Income (loss) before income tax expense	1,905	(4,069)	5,974	(146.8)%
Income tax expense	715	655	60	9.2%
Net income (loss)	$1,190	$(4,724)	$5,914	(125.2)%
Rental revenues from Extended Stay America, Inc. Rental revenues decreased by approximately $4.1 million, or 3.5%, to approximately $111.5 million for the three months ended June 30, 2018 compared to approximately $115.6 million for the three months ended June 30, 2017. The decrease in rental revenues was primarily due to the sale of five hotels in 2017 and 26 hotels in the first quarter of 2018. Percentage rental revenues were approximately $0.5 million and $0.2 million during the three months ended June 30, 2018 and 2017, respectively.
Hotel operating expenses. Hotel operating expenses decreased by approximately $3.1 million, or 13.4%, to approximately $20.0 million for the three months ended June 30, 2018 compared to approximately $23.1 million for the three months ended June 30, 2017. This decrease was primarily due to a decrease in loss on disposal of assets of approximately $3.4 million, mainly due to the completion of ESH REIT's hotel renovation program during the second quarter of 2017 and insurance proceeds received related to the loss of assets as a result of several insurable events.
General and administrative expenses. General and administrative expenses increased by approximately $0.1 million, or 3.1%, to approximately $4.2 million for the three months ended June 30, 2018 compared to approximately $4.1 million for the three months ended June 30, 2017. This increase was due to an increase in professional fees and costs related to the acquisition of one hotel of approximately $0.3 million, partially offset by decreases in reimbursable costs to the Corporation of approximately $0.2 million for administrative services performed on ESH REIT’s behalf.
Depreciation. Depreciation decreased by approximately $3.3 million, or 5.8%, to approximately $53.5 million for the three months ended June 30, 2018 compared to approximately $56.9 million for the three months ended June 30, 2017, due to our recent hotel dispositions and a decrease in capital expenditures as a result of the completion of ESH REIT's hotel renovation program during the second quarter of 2017.
Loss on sale of hotel properties.  No hotels were sold during the three months ended June 30, 2018. During the three months ended June 30, 2017, ESH REIT recognized a loss on sale of hotel properties of approximately $3.3 million related to the sale of its Canadian hotels of approximately $1.5 million and a loss on sale on one additional hotel of approximately $1.8 million.
Other income. During the three months ended June 30, 2018, ESH REIT recognized other income of approximately $0.5 million which consisted mainly of business interruption proceeds for one of its hotels. During the three months ended June 30, 2017, ESH REIT recognized other income of approximately $0.6 million mainly related to the receipt of funds due to a temporary easement at one of its hotel properties.

Other non-operating expense. During the three months ended June 30, 2018, ESH REIT recognized a foreign currency transaction loss of approximately $0.1 million related to a remaining Canadian dollar denominated deposit and income tax liability as a result of the 2017 sale of its Canadian hotels. During the three months ended June 30, 2017, ESH REIT recognized a loss related to its interest rate swap of approximately $1.5 million, partially offset by a foreign currency transaction gain of approximately $0.4 million.
Interest expense, net. Excluding interest expense of approximately $1.2 million incurred during the three months ended June 30, 2018, related to the repricing of ESH REIT's term loan facility, net interest expense decreased by approximately $0.8 million, or 2.5%, to approximately $31.1 million for the three months ended June 30, 2018 compared to approximately $31.9 million for the three months ended June 30, 2017. ESH REIT’s weighted-average interest rate increased to approximately 4.6% as of June 30, 2018 compared to approximately 4.5% as of June 30, 2017, mainly due to an increase in LIBOR rates. ESH REIT's total outstanding debt balance was approximately $2.5 billion and $2.6 billion, net of unamortized deferred financing costs and debt discounts as of June 30, 2018 and 2017, respectively.
Income tax expense. ESH REIT’s effective income tax rate increased by approximately 53.6 percentage points to 37.5% for the three months ended June 30, 2018 compared to (16.1)% for the three months ended June 30, 2017. ESH REIT’s effective rate differs from the federal statutory rate of 21% due to ESH REIT's status as a REIT under the provisions of the Code. During the three months ended June 30, 2018, ESH REIT filed its 2017 Canadian income tax return, which resulted in approximately $0.7 million in additional income tax expense.
Comparison of Six Months Ended June 30, 2018 and June 30, 2017
As of June 30, 2017, ESH REIT owned and leased 625 hotels, consisting of approximately 68,800 rooms. As of June 30, 2018, ESH REIT owned and leased 599 hotels, consisting of approximately 66,200 rooms. See Note 4 to the unaudited condensed consolidated financial statements of ESH Hospitality, Inc. included in Item 1 of this combined quarterly report on Form 10-Q.
The following table presents ESH REIT’s consolidated results of operations for the six months ended June 30, 2018 and 2017, including the amount and percentage change in these results between the periods (in thousands):

	Six Months Ended June 30,
	2018	2017	Change ($)	Change (%)
Revenues- Rental revenues from Extended Stay America, Inc.	$224,863	$231,883	$(7,020)	(3.0)%
Operating expenses:
Hotel operating expenses	42,056	47,011	(4,955)	(10.5)%
General and administrative expenses	8,312	8,794	(482)	(5.5)%
Depreciation	106,818	113,393	(6,575)	(5.8)%
Impairment of long-lived assets	—	15,046	(15,046)	n/a
Total operating expenses	157,186	184,244	(27,058)	(14.7)%
Gain (loss) on sale of hotel properties	35,410	(3,274)	38,684	1,181.6%
Other income	479	635	(156)	(24.6)%
Income from operations	103,566	45,000	58,566	130.1%
Other non-operating expense (income)	266	(60)	326	543.3%
Interest expense, net	63,779	65,663	(1,884)	(2.9)%
Income (loss) before income tax expense	39,521	(20,603)	60,124	291.8%
Income tax expense	750	237	513	216.5%
Net income (loss)	$38,771	$(20,840)	$59,611	286.0%
Rental revenues from Extended Stay America, Inc. Rental revenues decreased by approximately $7.0 million, or 3.0%, to approximately $224.9 million for the six months ended June 30, 2018 compared to approximately $231.9 million for the six months ended June 30, 2017. The decrease in rental revenues was primarily due to the sale of five hotels in 2017 and 26 hotels the first quarter of 2018. Percentage rental revenues were approximately $0.5 million and $0.2 million during the six months ended June 30, 2018 and 2017, respectively.

Hotel operating expenses. Hotel operating expenses decreased by approximately $5.0 million, or 10.5%, to approximately $42.1 million for the six months ended June 30, 2018 compared to approximately $47.0 million for the six months ended June 30, 2017. This decrease was primarily due to a decrease in loss on disposal of assets of approximately $5.3 million, mainly due to the completion of ESH REIT's hotel renovation program during the second quarter of 2017 and insurance proceeds received related to the loss of assets as a result of several insurable events.
General and administrative expenses. General and administrative expenses decreased by approximately $0.5 million, or 5.5%, to approximately $8.3 million for the six months ended June 30, 2018 compared to approximately $8.8 million for the six months ended June 30, 2017. This decrease was due to a decrease in professional fees of approximately $0.8 million, partially offset by an increase in reimbursable costs to the Corporation of approximately $0.2 million for administrative services performed on ESH REIT’s behalf.
Depreciation. Depreciation decreased by approximately $6.6 million, or 5.8%, to approximately $106.8 million for the six months ended June 30, 2018 compared to approximately $113.4 million for the six months ended June 30, 2017, due to our recent hotel dispositions and a decrease in capital expenditures as a result of the completion of ESH REIT's hotel renovation program during the second quarter of 2017.
Impairment of long-lived assets. During the six months ended June 30, 2018, no impairment charges were recognized. During the six months ended June 30, 2017, ESH REIT recognized impairment charges related to its Canadian hotels of approximately $15.0 million.
The estimation and evaluation of future cash flows, which is a key factor in determining the amount and/or timing of impairment charges, in particular the holding period for real estate assets and asset composition and/or concentration within real estate portfolios, relies on judgments and assumptions regarding holding period, current and future operating and economic performance, and current and future market conditions. If such judgments and/or estimates change, ESH REIT could recognize impairment charges reflecting either changes in estimate, circumstance or the estimated market value of our assets.
Gain (loss) on sale of hotel properties.  During the six months ended June 30, 2018, ESH REIT recognized a gain on sale of hotel properties of approximately $35.4 million related to the sale of 26 hotels. During the six months ended June 30, 2017, ESH REIT recognized a loss on sale of hotel properties of approximately $3.3 million, approximately $1.5 million related to the sale of its Canadian hotels and approximately $1.8 million related to the sale of one additional hotel.
Other income. During the six months ended June 30, 2018, ESH REIT recognized other income of approximately $0.5 million which consisted mainly of business interruption proceeds for one of its hotels. During the three months ended June 30, 2017, ESH REIT recognized other income of approximately $0.6 million mainly related to the receipt of funds related to a temporary easement at one of its hotel properties.
Other non-operating expense (income). During the six months ended June 30, 2018, ESH REIT recognized a foreign currency transaction loss of approximately $0.3 million related to a remaining Canadian dollar denominated deposit and income tax liability as a result of the 2017 sale of its three Canadian hotels. During the six months ended June 30, 2017, ESH REIT recognized a foreign currency transaction gain of approximately $0.3 million, offset by a loss related to its interest rate swap of approximately $0.3 million.
Interest expense, net. Excluding interest expense of approximately $1.6 million incurred during the six months ended June 30, 2018 related to the repricing of ESH REIT's term loan facility and the voluntary prepayment of $60.0 million of ESH REIT's term loan facility, and excluding interest expense of approximately $1.2 million incurred during the six months ended June 30, 2017 related to the repricing of ESH REIT's term loan facility, net interest expense decreased by approximately $2.3 million, or 3.6%, to approximately $62.2 million for the six months ended June 30, 2018 compared to approximately $64.5 million for the six months ended June 30, 2017. ESH REIT’s weighted-average interest rate increased to approximately 4.6% as of June 30, 2018 compared to approximately 4.5% as of June 30, 2017, mainly due to an increase in LIBOR rates. ESH REIT's total outstanding debt balance was approximately $2.5 billion and $2.6 billion, net of unamortized deferred financing costs and debt discounts as of June 30, 2018 and 2017, respectively.
Income tax expense. ESH REIT’s effective income tax rate increased by approximately 3.1 percentage points to 1.9% for the six months ended June 30, 2018 compared to (1.2)% for the six months ended June 30, 2017. ESH REIT’s effective rate differs from the federal statutory rate of 21% primarily due to ESH REIT's status as a REIT under the provisions of the Code. During the six months ended June 30, 2018, ESH REIT filed its 2017 Canadian income tax return, which resulted in approximately $0.7 million in additional income tax expense.

Non-GAAP Financial Measures
Hotel Operating Profit and Hotel Operating Margin

Hotel Operating Profit and Hotel Operating Margin measure hotel-level operating results prior to debt service, income tax expense, impairment charges, depreciation and amortization and general and administrative expenses. The Company believes that Hotel Operating Profit and Hotel Operating Margin are useful measures to investors regarding our operating performance as they help us evaluate aggregate hotel-level profitability, specifically hotel operating efficiency and effectiveness. Further, these measures allow us to analyze period over period operating margin flow-through, defined as the change in Hotel Operating Profit divided by the change in total room and other hotel revenues.

We define Hotel Operating Profit as net income excluding: (1) income tax expense; (2) net interest expense; (3) other non-operating (income) expense; (4) other income; (5) (gain) loss on sale of hotel properties; (6) impairment of long-lived assets; (7) depreciation and amortization; (8) general and administrative expenses; (9) (gain) loss on disposal of assets; and (10) franchise and management fees. We define Hotel Operating Margin as the ratio of Hotel Operating Profit divided by the sum of room and other hotel revenues. Hotel Operating Profit and Hotel Operating Margin are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single, consolidated enterprise, which is reflected in the consolidated Company results of operations; therefore, we believe these performance measures are meaningful for the Company only.

The following tables provide reconciliations of Hotel Operating Profit and Hotel Operating Margin for the Company for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$65,570	$49,725	$96,665	$65,788
Income tax expense	14,407	15,943	20,204	20,426
Interest expense, net	32,425	31,701	64,065	65,307
Other non-operating expense (income)	102	1,073	299	(148)
Other income	(457)	(2,055)	(462)	(2,056)
(Gain) loss on sale of hotel properties	—	1,897	(38,082)	1,897
Impairment of long-lived assets	—	7,934	43,600	20,357
Depreciation and amortization	53,499	57,804	107,514	115,475
General and administrative expenses	24,264	25,430	49,485	51,737
(Gain) loss on disposal of assets (1)	(824)	2,548	668	6,018
Franchise and management fees	(1,424)	—	(2,047)	—
Hotel Operating Profit	$187,562	$192,000	$341,909	$344,801

Room revenues	$326,948	$332,608	$617,158	$618,416
Other hotel revenues	5,492	5,755	10,767	10,938
Total room and other hotel revenues	$332,440	$338,363	$627,925	$629,354

Hotel Operating Margin	56.4%	56.7%	54.5%	54.8%

(1) Included in hotel operating expenses in the unaudited condensed consolidated statements of operations.
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

•
Other (income) expenses—We exclude the effect of income or expenses that we do not consider reflective of ongoing or future operating performance, including the following: (gain) loss on disposal of assets, transaction costs associated with the purchase or sale of hotel properties and costs incurred in connection with certain other transactions, including secondary offerings.

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

The following table provides a reconciliation of net income to EBITDA and Adjusted EBITDA for the Company for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Net income	$65,570		$49,725		$96,665		$65,788
Interest expense, net	32,425		31,701		64,065		65,307
Income tax expense	14,407		15,943		20,204		20,426
Depreciation and amortization	53,499		57,804		107,514		115,475
EBITDA	165,901		155,173		288,448		266,996
Equity-based compensation	1,785		3,646		4,188		6,329
Other non-operating expense (income)	102	(1)	1,073	(2)	299	(3)	(148)	(4)
Impairment of long-lived assets	—		7,934		43,600		20,357
(Gain) loss on sale of hotel properties	—		1,897		(38,082)		1,897
Other (income) expenses	(451)	(5)	3,125	(6)	1,048	(7)	7,019	(8)
Adjusted EBITDA	$167,337		$172,848		$299,501		$302,450
_________________________________

(1)	Includes foreign currency transaction loss of approximately $0.1 million.

(2)	Includes loss related to interest rate swap of approximately $1.5 million and foreign currency transaction gain of approximately $0.4 million.

(3)	Includes foreign currency transaction loss of approximately $0.3 million.

(4)	Includes foreign currency transaction gain of approximately $0.4 million and loss related to interest rate swap of approximately $0.3 million.

(5)	Includes gain on disposal of assets of approximately $0.8 million and acquisition costs of approximately $0.3 million incurred in connection with the purchase of one hotel.

(6)	Includes loss on disposal of assets of approximately $2.5 million and costs incurred in connection with secondary offerings of approximately $0.6 million.

(7)	Includes loss on disposal of assets of approximately $0.7 million and acquisition costs of approximately $0.3 incurred in connection with the purchase of one hotel.

(8)	Includes loss on disposal of assets of approximately $6.0 million and costs incurred in connection with secondary offerings of approximately $1.0 million.

FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share
FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share are metrics used by management to assess our operating performance and profitability and to facilitate comparisons between us and other hotel and/or real estate companies that include a REIT as part of their legal entity structure. Funds from Operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income or loss (computed in accordance with U.S. GAAP), excluding gains or losses from sales of real estate, impairment charges, the cumulative effect of changes in accounting principle, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures following the same approach. FFO is a commonly used measure among other hotel and/or real estate companies that include a REIT as a part of their legal entity structure. Since real estate depreciation and amortization, impairment of long-lived assets and gains or losses from sales of hotel properties are dependent upon the historical cost of the real estate asset bases and generally not reflective of ongoing operating performance or earnings capability, the Company believes FFO is useful to investors as it provides a meaningful comparison of our performance between periods and between us and other companies and/or REITs.
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
The following table provides a reconciliation of net income attributable to Extended Stay America, Inc. common shareholders to FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share for the Company for the three and six months ended June 30, 2018 and 2017 (in thousands, except per Paired Share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income per Extended Stay America, Inc. common share - diluted	$0.34	$0.27	$0.42	$0.39

Net income attributable to Extended Stay America, Inc. common shareholders	$65,056	$51,775	$79,908	$74,876
Noncontrolling interests attributable to Class B common shares of ESH REIT	510	(2,054)	16,749	(9,096)
Real estate depreciation and amortization	52,233	56,649	104,981	113,182
Impairment of long-lived assets	—	7,934	43,600	20,357
(Gain) loss on sale of hotel properties	—	1,897	(38,082)	1,897
Tax effect of adjustments to net income attributable to Extended Stay America, Inc. common shareholders	(8,880)	(15,423)	(18,605)	(31,697)
FFO	108,919	100,778	188,551	169,519
Debt modification and extinguishment costs	1,184	—	1,621	1,168
Loss on interest rate swap	—	1,495	—	253
Tax effect of adjustments to FFO	(201)	(347)	(274)	(330)
Adjusted FFO	$109,902	$101,926	$189,898	$170,610
Adjusted FFO per Paired Share - diluted	$0.58	$0.53	$1.00	$0.88
Weighted Average Paired Shares outstanding - diluted	190,183	193,944	190,709	194,372
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
Paired Share Income is defined as the sum of net income attributable to Extended Stay America, Inc. common shareholders and noncontrolling interests attributable to Class B common shares of ESH REIT. Adjusted Paired Share Income is defined as Paired Share Income adjusted for items that, net of income taxes, we believe are not reflective of our ongoing or future operating performance. We adjust Paired Share Income for the following items, net of income taxes, where applicable for each period presented, and refer to this measure as Adjusted Paired Share Income: debt modification and extinguishment costs, other non-operating expense (income) (including gain or loss on interest rate hedges or other derivatives and foreign currency transaction gain or loss), impairment of long-lived assets, (gain) loss on sale of hotel properties and other (income) expenses, such as (gain) loss on disposal of assets, costs incurred in connection with secondary offerings and transaction costs associated with the purchase or sale of hotel properties. With the exception of equity-based compensation, an ongoing charge, and debt modification and extinguishment costs, these adjustments (other than the effect of income taxes) are the same as those used in the reconciliation of net income calculated in accordance with U.S. GAAP to EBITDA to Adjusted EBITDA.
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
The following table provides a reconciliation of net income attributable to Extended Stay America, Inc. common shareholders to Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share for the three and six months ended June 30, 2018 and 2017 (in thousands, except per Paired Share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Net income per Extended Stay America, Inc. common share - diluted	$0.34		$0.27		$0.42		$0.39

Net income attributable to Extended Stay America, Inc. common shareholders	$65,056		$51,775		$79,908		$74,876
Noncontrolling interests attributable to Class B common shares of ESH REIT	510		(2,054)		16,749		(9,096)
Paired Share Income	65,566		49,721		96,657		65,780
Debt modification and extinguishment costs	1,184		—		1,621		1,168
Other non-operating expense (income)	102	(1)	1,073	(2)	299	(3)	(148)	(4)
Impairment of long-lived assets	—		7,934		43,600		20,357
(Gain) loss on sale of hotel properties	—		1,897		(38,082)		1,897
Other (income) expense	(451)	(5)	3,125	(6)	1,048	(7)	7,019	(8)
Tax effect of adjustments to Paired Share Income	(142)		(3,255)		(1,419)		(7,093)
Adjusted Paired Share Income	$66,259		$60,495		$103,724		$88,980
Adjusted Paired Share Income per Paired Share – diluted	$0.35		$0.31		$0.54		$0.46
Weighted average Paired Shares outstanding – diluted	190,183		193,944		190,709		194,372
_______________________________

(1)	Includes foreign currency transaction loss of approximately $0.1 million.

(2)	Includes loss related to interest rate swap of approximately $1.5 million and foreign currency transaction gain of approximately $0.4 million.

(3)	Includes foreign currency transaction loss of approximately $0.3 million.

(4)	Includes foreign currency transaction gain of approximately $0.4 million and loss related to interest rate swap of approximately $0.3 million.

(5)	Includes gain on disposal of assets of approximately $0.8 million and acquisition costs of approximately $0.3 million incurred in connection with the purchase of one hotel.

(6)	Includes loss on disposal of assets of approximately $2.5 million and costs incurred in connection with secondary offerings of approximately $0.6 million.

(7)	Includes loss on disposal of assets of approximately $0.7 million and acquisition costs of approximately $0.3 million incurred in connection with the purchase of one hotel.

(8)	Includes loss on disposal of assets of approximately $6.0 million and costs incurred in connection with secondary offerings of approximately $1.0 million.

Liquidity and Capital Resources
Company Overview
On a consolidated basis, we have historically generated significant cash flow from operations and have financed our ongoing business primarily with existing cash, cash flow generated from operations, and in certain instances, proceeds from asset dispositions. We generated cash flow from operations of approximately $228.6 million for the six months ended June 30, 2018.
Our current liquidity requirements consist primarily of funds necessary to pay for or fund (i) hotel operating expenses, (ii) capital expenditures, including those capital expenditures incurred to perform hotel renovations, repurpose and/or rebuild certain hotels, construct new hotels and acquire additional hotel properties and/or other lodging companies, (iii) investments in franchise, management and other fee programs with respect to third party franchisees or other hotel owners, (iv) general and administrative expenses, (v) interest expense, (vi) income taxes, (vii) Paired Share repurchases, (viii) Corporation distributions and required ESH REIT distributions and (ix) certain phases of our growth and other strategic initiatives (See “Overview”). We expect to fund our current liquidity requirements from a combination of cash on hand, cash flow generated from operations, borrowings under our revolving credit facilities, as needed, and, in certain instances, proceeds from asset dispositions.
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
The Company had unrestricted cash and cash equivalents of approximately $183.2 million at June 30, 2018. Based upon the current level of operations, management believes that our cash flow from operations, together with our cash balances and available borrowings under our revolving credit facilities, will be adequate to meet our anticipated funding requirements and business objectives for the foreseeable future. We regularly review our capital structure and at any time may refinance or repay existing indebtedness, incur new indebtedness or purchase debt or equity securities.

In January and February 2018, the Boards of Directors of the Corporation and ESH REIT authorized an extension of the maturity date of the Paired Share repurchase program through December 31, 2018, each effective January 1, 2018, and authorized an increase to the amount of the combined Paired Share repurchase program to up to $400 million of Paired Shares. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of June 30, 2018, the Corporation and ESH REIT repurchased and retired their respective portion of approximately 16.5 million Paired Shares for approximately $270.2 million. Subsequent to June 30, 2018, the Corporation and ESH REIT repurchased and retired their respective portion of 0.1 million additional Paired Shares for approximately $1.6 million. As of July 23, 2018, approximately $128.4 million is remaining under the combined Paired Share repurchase program.
Distributions. On July 25, 2018, the Board of Directors of ESH REIT declared a cash distribution of $0.18 per Class A and Class B common share for the second quarter of 2018. Additionally, the Board of Directors of the Corporation declared a cash distribution of $0.04 per common share for the second quarter of 2018. These distributions, which total $0.22 per Paired Share, will be payable on August 23, 2018 to shareholders of record as of August 9, 2018.
The following table outlines distributions declared or paid to date in 2018:

Declaration Date	Record Date	Date Paid/Payable	ESH REIT Distribution	Corporation Distribution	Total Distribution
7/25/2028	8/9/2018	8/23/2018	$0.18	$0.04	$0.22
4/26/2018	5/11/2018	5/25/2018	$0.16	$0.06	$0.22
2/27/2018	3/13/2018	3/27/2018	$0.15	$0.06	$0.21
The Corporation
The Corporation’s primary source of liquidity is distribution income it receives in respect of its ownership of 100% of the Class A common stock of ESH REIT, which as of June 30, 2018, represents approximately 57% of the outstanding common stock of ESH REIT. Other sources of liquidity include income from the operations of the Operating Lessees, ESA Management and ESH Strategies.
In August 2016, the Corporation loaned $75.0 million to ESH REIT under an unsecured intercompany credit facility (the “Unsecured Intercompany Facility”). As of June 30, 2018, the outstanding balance under the Unsecured Intercompany Facility was $0. Subject to certain conditions, the Corporation may loan to ESH REIT up to the greater of $300.0 million and an amount based on ESH REIT's Loan-to-Value Ratio under the Unsecured Intercompany Facility. See Note 6 to the unaudited condensed consolidated financial statements of Extended Stay America, Inc. and Notes 6 and 9 to the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 1 in this combined quarterly report on Form 10-Q, for additional detail on the Unsecured Intercompany Facility.

The Corporation’s current liquidity requirements consist primarily of funds necessary to pay for or fund (i) hotel operating expenses, (ii) general and administrative expenses, (iii) interest expense on its outstanding mandatorily redeemable voting preferred stock, (iv) income taxes, (v) investments in its franchise, management and other fee programs with respect to third parties, (vi) Paired Share repurchases, and (vii) Corporation distributions. The Corporation expects to fund its current liquidity requirements from a combination of cash on hand, cash flow generated from operations (including distribution income it receives in respect of its ownership of 100% of the Class A common stock of ESH REIT) and borrowings under its revolving credit facility, as needed. The Corporation’s long-term liquidity requirements will also include the repayment of any outstanding amounts under its revolving credit facility and the repayment of its mandatorily redeemable voting preferred stock outstanding, the total par value of which is approximately $7.1 million, in November 2020. See Note 6 to the unaudited condensed consolidated financial statements of Extended Stay America, Inc., which are included in Item 1 in this combined quarterly report on Form 10-Q, for additional detail on the Corporation’s debt obligations.

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
From time to time, the Corporation may return additional cash to ESH REIT in order for ESH REIT to pay for or fund (i) capital expenditures (see “Liquidity and Capital Resources - ESH REIT”), (ii) outstanding debt obligations or (iii) for other corporate purposes. The Corporation may transfer cash to ESH REIT through the purchase of additional shares of Class A common stock, which would increase its ownership of ESH REIT and reduce the Company’s overall tax efficiency. Additionally, the Corporation may loan funds to ESH REIT under the Unsecured Intercompany Facility (up to the greater of $300.0 million and an amount based on ESH REIT’s Loan-to-Value Ratio, subject to certain conditions) or an additional intercompany facility, subject to the conditions contained in ESH REIT's senior secured credit facilities (the “2016 ESH REIT Credit Facilities”), the 2025 Notes and the Unsecured Intercompany Facility. See Note 6 to the unaudited condensed consolidated financial statements of Extended Stay America, Inc., which are included in Item 1 in this combined quarterly report on Form 10-Q.

Based upon the current level of operations, management believes that the Corporation’s cash position, cash flow generated from operations and available borrowings under its revolving credit facility, as needed, will be adequate to meet all of the Corporation’s funding requirements and business objectives for the foreseeable future.
ESH REIT

ESH REIT’s primary source of liquidity is rental revenues derived from leases. ESH REIT’s current liquidity requirements include (i) fixed costs associated with ownership of hotel properties, including interest expense, (ii) scheduled principal payments on its outstanding indebtedness, including the repayment of outstanding amounts under the 2016 ESH REIT Credit Facilities, the 2025 Notes and the Unsecured Intercompany Facility, (iii) real estate tax expense, (iv) property insurance premiums and claims, (v) general and administrative expense, including administrative service costs reimbursed to the Corporation, (vi) capital expenditures, including those capital expenditures incurred to perform hotel renovations, repurpose and/or rebuild certain hotels, construct new hotels and acquire additional hotel properties and/or other lodging companies and (vii) and the payment of distributions.
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
Based upon the current level of operations, management believes that ESH REIT’s cash position, cash flow generated from operations, available borrowings under its revolving credit facility and the Unsecured Intercompany Facility, as needed, and, in certain circumstances, proceeds from asset sales, will be adequate to meet all of ESH REIT’s funding requirements and business objectives for the foreseeable future.

Sources and Uses of Cash – The Company
The following cash flow table and comparisons are provided for the Company:
Comparison of Six Months Ended June 30, 2018 and June 30, 2017
We had total cash, cash equivalents and restricted cash of approximately $227.4 million and $77.6 million at June 30, 2018 and 2017, respectively. The following table summarizes the changes in our cash, cash equivalents and restricted cash as a result of operating, investing and financing activities for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017	Change ($)
Cash provided by (used in):
Operating activities	$228,648	$221,972	$6,676
Investing activities	69,865	(44,959)	114,824
Financing activities	(221,961)	(205,337)	(16,624)
Effects of changes in exchange rate on cash and cash equivalents	(88)	109	(197)
Net increase (decrease) in cash, cash equivalents and restricted cash	$76,464	$(28,215)	$104,679
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled approximately $228.6 million for the six months ended June 30, 2018 compared to approximately $222.0 million for the six months ended June 30, 2017, an increase of approximately $6.7 million. Cash flows provided by operating activities increased for the six months ended June 30, 2018 due to additional cash generated from improved operating performance, specifically a 2.7% increase in RevPAR for hotels owned and operated for the entirety of both periods, as well as a decrease in cash interest payments of approximately $6.0 million and a decrease in cash income tax payments of approximately $4.4 million. These increases were partially offset by lost contribution from sold hotels.
Cash Flows provided by (used in) Investing Activities
Cash flows provided by investing activities totaled approximately $69.9 million for the six months ended June 30, 2018 compared to cash flows used in investing activities of approximately $45.0 million for the six months ended June 30, 2017. Cash flows provided by investing activities increased primarily due to an increase in proceeds from the sale of hotel properties of approximately $107.3 million and a decrease in purchases of property and equipment, including development in process, of approximately $16.1 million mainly due to the completion of our hotel renovation program in the second quarter of 2017. This increase was partially offset by the acquisition of one hotel for approximately $12.7 million in cash during the six months ended June 30, 2018.
Cash Flows used in Financing Activities
Cash flows used in financing activities totaled approximately $222.0 million for the six months ended June 30, 2018 compared to approximately $205.3 million for the six months ended June 30, 2017, an increase of approximately $16.7 million. Cash flows used in financing activities increased primarily due to an increase in net debt repayments and related fees of approximately $12.6 million as well as an increase in Paired Share repurchases of approximately $14.0 million. These increases were offset by a decrease in the repurchase of Corporation preferred stock of approximately $14.1 million.

Sources and Uses of Cash – ESH REIT
The following cash flow table and comparisons are provided for ESH REIT:
Comparison of Six Months Ended June 30, 2018 and June 30, 2017
ESH REIT had total cash, cash equivalents and restricted cash of approximately $101.2 million and $5.3 million at June 30, 2018 and 2017, respectively. The following table summarizes the changes in ESH REIT’s cash, cash equivalents and restricted cash as a result of operating, investing and financing activities for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017	Change ($)
Cash provided by (used in):
Operating activities	$199,529	$204,282	$(4,753)
Investing activities	73,751	(49,667)	123,418
Financing activities	(226,973)	(203,211)	(23,762)
Net increase (decrease) in cash, cash equivalents and restricted cash	$46,307	$(48,596)	$94,903
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled approximately $199.5 million for the six months ended June 30, 2018 compared to approximately $204.3 million for the six months ended June 30, 2017, a decrease of approximately $4.8 million. This decrease in cash flows from operating activities was driven by a decrease in rental revenues as a result of the sale of five hotels in 2017 and 26 hotels in the first quarter of 2018. This decrease was partially offset by a decrease in cash interest payments of approximately $6.7 million as well as a decrease in cash income tax payments of approximately $1.7 million.
Cash Flows provided by (used in) Investing Activities
Cash flows provided by investing activities totaled approximately $73.8 million for the six months ended June 30, 2018 compared to cash flows used in investing activities of approximately $49.7 million for the six months ended June 30, 2017. Cash flows provided by investing activities increased primarily due to an increase in proceeds from the sale of hotel properties of approximately $113.2 million and a decrease in purchases of property and equipment, including development in process, of approximately $18.7 million mainly due to the completion of ESH REIT's hotel renovation program in in the second quarter of 2017. This increase was partially offset by the acquisition of one hotel for approximately $12.7 million in cash during the six months ended June 30, 2018.
Cash Flows used in Financing Activities
Cash flows used in financing activities totaled approximately $227.0 million for the six months ended June 30, 2018 compared to approximately $203.2 million for the six months ended June 30, 2017, an increase of approximately $23.8 million. Cash flows used in financing activities increased primarily due to an increase in net debt repayments and related fees of approximately $11.4 million, an increase in ESH REIT Class A and Class B common distributions of approximately $8.0 million, as well as an increase in Class B common stock repurchases of approximately $5.0 million.
Capital Expenditures
We maintain each of our hotels in good repair and condition and in conformity with applicable laws and regulations. The cost of all improvements and significant alterations are generally made with cash flows from operations. During the six months ended June 30, 2018 and 2017, the Company incurred capital expenditures, including development in process, of approximately $77.0 million and $93.1 million, respectively. During the six months ended June 30, 2018, these capital expenditures, including development in process, were primarily made as a result of investments in information technology, hotel acquisition, land parcel acquisitions and ordinary hotel related capital improvements. For the six months ended June 30, 2017, these capital expenditures were primarily made in conjunction with our hotel renovation program, which was completed in the second quarter of 2017, and ordinary capital improvements.

Our next cyclical hotel renovation program is expected to begin in the fourth quarter of 2018, with each hotel generally on a seven-year renovation cycle. We expect to renovate approximately 450 hotels over a seven-year period. The next renovation cycle is not expected to include the same replacement and upgrades in individual hotels across the portfolio, but rather will be evaluated on a hotel by hotel basis in order to assess the potential return for each asset based on multiple market and hotel specific variables.
Funding for future capital expenditures, including future hotel renovations, repurposing and/or rebuilding certain of our hotel properties, building new hotels we expect to own and operate, land parcel acquisitions and acquiring and converting existing hotels to the Extended Stay America brand, either owned or franchised, is expected to be provided primarily from cash flows generated from operations or, to the extent necessary, the Corporation or ESH REIT revolving credit facilities, including the Unsecured Intercompany Facility and, in certain circumstances, proceeds from asset sales.
Our Indebtedness
As of June 30, 2018, the Company’s total indebtedness was approximately $2.5 billion, net of unamortized deferred financing costs and debt discounts, including approximately $7.1 million of Corporation mandatorily redeemable preferred stock. ESH REIT's total indebtedness at June 30, 2018 was approximately $2.5 billion, net of unamortized deferred financing costs and debt discounts. For a detailed discussion of our indebtedness, see Note 6 to each of the unaudited condensed consolidated financial statements of Extended Stay America, Inc. and the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 1 in this combined quarterly report on Form 10-Q.
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
The Corporation
As of June 30, 2018, the Corporation had minimal exposure to market risk from changes in interest rates because it had no variable rate debt as there were no outstanding amounts drawn on the Corporation's revolving credit facility. The Corporation's exposure to market risk from changes in interest rates may increase in future periods should the Corporation incur variable rate debt, including draws on the Corporation's revolving credit facility.
ESH REIT
As of June 30, 2018, approximately $1.2 billion of ESH REIT’s outstanding debt of approximately $2.5 billion, net of unamortized deferred financing costs and debt discounts, had a variable interest rate. ESH REIT is a counterparty to an interest rate swap at a fixed rate of 1.175%. The notional amount of the interest rate swap as of June 30, 2018 was $350.0 million, which reduces by $50.0 million every six months until the swap matures in September 2021. The remaining outstanding variable rate debt of approximately $867.7 million, which is not subject to the interest rate swap, remains subject to interest rate risk. If market rates of interest were to fluctuate by 1.0%, interest expense would increase or decrease by approximately $8.7 million annually, assuming that the net amount of ESH REIT’s unhedged variable interest rate debt remains at approximately $867.7 million.
Item 4. Controls and Procedures
Controls and Procedures (Extended Stay America, Inc.)
Disclosure Controls and Procedures
As of June 30, 2018, Extended Stay America, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of Extended Stay America, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of Extended Stay America, Inc. concluded that the disclosure controls and procedures of Extended Stay America, Inc. were effective to ensure that information required to be disclosed in the reports that Extended Stay America, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of Extended Stay America, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Controls and Procedures (ESH Hospitality, Inc.)
Disclosure Controls and Procedures
As of June 30, 2018, ESH Hospitality, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of ESH Hospitality, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of ESH Hospitality, Inc. concluded that the disclosure controls and procedures of ESH Hospitality, Inc. were effective to ensure that information required to be disclosed in the reports that ESH Hospitality, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of ESH Hospitality, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in ESH Hospitality, Inc.’s internal control over financial reporting that occurred during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, ESH Hospitality, Inc.’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

On February 13, 2018, the Company learned that a default judgment had been entered against it and certain of its affiliates on March 16, 2017 in the State Court of Gwinnett County, Georgia in an action entitled Sweeting v. Extended Stay America, Inc. et al., Case No. 16-C-06630-S4. The case is one of two personal injury actions arising out of the death of a child, brought by the child’s estate and personal representative, and brought by the child’s mother, respectively. The first action is currently pending. A default judgment was entered in the second case due to an inadvertent error in responding to service of process. The Company has filed motions to open the default and set aside the judgment. The Company believes that it is probable that the judgment will be set aside. The Company does not have sufficient information on which to estimate the liability, if any, and therefore has not recorded a liability for this matter.
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
The following table sets forth all purchases made by or on behalf of the Corporation and ESH REIT or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of Paired Shares during each month in the second quarter of 2018.

Period	Total number of Paired Shares purchased (1)	Average price paid per Paired Share (2)	Total number of Paired Shares purchased as part of publicly announced program (1)	Maximum dollar value that may yet be purchased under the program(3)
April 1 - April 30, 2018	837,957	$19.94	837,957	$145,973,276
May 1- May 31, 2018	623,481	$19.70	623,481	$133,690,455
June 1- June 30, 2018	177,448	$21.35	177,448	$129,901,568
Total	1,638,886	$20.00	1,638,886	$129,901,568
_________________________________

(1)	Represents an equal number of Corporation common shares and ESH REIT Class B common shares, which were paired together on a one-for-one basis to form Paired Shares.

(2)
In the aggregate, the Corporation and ESH REIT paid approximately $20.9 million and $11.9 million, respectively, for their respective portion of the Paired Shares that were repurchased and retired during the three months ended June 30, 2018.

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

Subsequent to June 30, 2018, the Corporation and ESH REIT repurchased and retired their respective portion of approximately 0.1 million Paired Shares for approximately $1.0 million and $0.6 million, respectively. Approximately $128.4 million is remaining under the combined Paired Share repurchase program as of July 23, 2018.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description
10.1
Third Amendment to Credit Agreement, dated as of May 22, 2018, by and among ESH Hospitality, Inc., the guarantors party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent.

10.2	First Amendment to Amended and Restated Management Agreement, dated as of May 30, 2018, between ESA P Portfolio Operating Lessee LLC, as Lessee, and ESA Management, LLC, as Manager.
10.3
Second Amendment to Amended and Restated Lease Agreement, dated as of May 30, 2018, by and between ESA P Portfolio L.L.C., ESA P Portfolio MD Trust, and ESH/TN Properties L.L.C., individually and collectively as Landlord, and ESA P Portfolio Operating Lessee LLC, as Tenant.

10.4 †
Letter Agreement by and between Extended Stay America, Inc. and Brian T. Nicholson, dated April 26, 2018 (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File Nos. 001-36190 and 001-36191) filed April 27, 2018).

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

EXTENDED STAY AMERICA, INC.

Date: July 25, 2018	By:	/s/ Jonathan S. Halkyard
Jonathan S. Halkyard
President and Chief Executive Officer

Date: July 25, 2018	By:	/s/ Brian T. Nicholson
Brian T. Nicholson
Chief Financial Officer

ESH HOSPITALITY, INC.

Date: July 25, 2018	By:	/s/ Jonathan S. Halkyard
Jonathan S. Halkyard
President and Chief Executive Officer

Date: July 25, 2018	By:	/s/ Brian T. Nicholson
Brian T. Nicholson
Chief Financial Officer