Form 10-Q
period 2018-09-30
Extended Stay America, Inc.; ESH Hospitality, Inc.
filed 2018-10-31
CIK 1581164, 1507563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Extended Stay America, Inc.	Large accelerated filer	☒	Accelerated filer	☐
	Non-accelerated filer		Smaller reporting company	☐
	Emerging growth company	☐
ESH Hospitality, Inc.	Large accelerated filer	☒	Accelerated filer	☐
	Non-accelerated filer		Smaller reporting company	☐
	Emerging growth company	☐

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
188,287,660 shares of common stock, par value $0.01 per share, of Extended Stay America, Inc., which are attached to and traded together with 188,287,660 shares of Class B common stock, par value $0.01 per share, of ESH Hospitality, Inc., and 250,493,583 shares of Class A common stock, par value $0.01 per share, of ESH Hospitality, Inc., were all outstanding as of October 29, 2018.

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
This combined quarterly report also includes separate Exhibit 31 and 32 certifications for each of Extended Stay America, Inc. and ESH Hospitality, Inc. in order to establish that the Chief Executive Officer and the Chief Financial Officer of each registrant has made the requisite certifications and that Extended Stay America, Inc. and ESH Hospitality, Inc. are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 18 U.S.C. §1350.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This combined quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical facts included in this combined quarterly report on Form 10-Q may be forward-looking, including statements regarding, among other things, our ability to meet our debt service obligations, future capital expenditures (including future acquisitions and/or hotel renovation programs), distribution policies, development, growth and franchise opportunities, anticipated benefits or use of proceeds from any dispositions, plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position and our business outlook and business trends.
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

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $1,164,702 and $1,142,799	$3,468,792	$3,753,134
RESTRICTED CASH	16,286	37,631
CASH AND CASH EQUIVALENTS	370,355	113,343
INTANGIBLE ASSETS - Net of accumulated amortization of $10,701 and $9,690	27,057	27,043
GOODWILL	45,777	48,866
ACCOUNTS RECEIVABLE - Net of allowance for doubtful accounts of $1,886 and $2,206	24,176	21,578
DEFERRED TAX ASSETS	13,658	8,125
OTHER ASSETS	66,471	66,285
TOTAL ASSETS	$4,032,572	$4,076,005
LIABILITIES AND EQUITY
LIABILITIES:
Term loan facilities payable - Net of unamortized deferred financing costs and debt discount of $15,675 and $18,695	$1,198,969	$1,265,112
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $27,241 and $30,344	1,272,759	1,269,656
Mandatorily redeemable preferred stock - $0.01 par value, $1,000 redemption value, 8.0%, 350,000,000 shares authorized, 7,133 shares issued and outstanding	7,133	7,133
Accounts payable and accrued liabilities	235,212	188,257
Total liabilities	2,714,073	2,730,158
COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Common stock - $0.01 par value, 3,500,000,000 shares authorized, 188,517,065 and 192,099,933 shares issued and outstanding	1,885	1,921
Additional paid in capital	749,381	768,679
Retained earnings	90,135	6,917
Accumulated other comprehensive income	3,544	3,066
Total Extended Stay America, Inc. shareholders’ equity	844,945	780,583
Noncontrolling interests	473,554	565,264
Total equity	1,318,499	1,345,847
TOTAL LIABILITIES AND EQUITY	$4,032,572	$4,076,005
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES:
Room revenues	$340,917	$345,089	$958,075	$963,505
Other hotel revenues	5,943	5,777	16,710	16,715
Franchise and management fees	1,446	—	3,493	—
	348,306	350,866	978,278	980,220
Other revenues from franchised and managed properties	2,770	—	7,066	—
Total revenues	351,076	350,866	985,344	980,220
OPERATING EXPENSES:
Hotel operating expenses	156,341	152,155	443,025	442,726
General and administrative expenses	21,921	23,823	71,406	75,560
Depreciation and amortization	52,138	57,314	159,652	172,789
Impairment of long-lived assets	—	—	43,600	20,357
	230,400	233,292	717,683	711,432
Other expenses from franchised and managed properties	2,770	—	7,066	—
Total operating expenses	233,170	233,292	724,749	711,432
GAIN (LOSS) ON SALE OF HOTEL PROPERTIES (Note 4)	3,517	—	41,599	(1,897)
OTHER INCOME	39	344	501	2,400
INCOME FROM OPERATIONS	121,462	117,918	302,695	269,291
OTHER NON-OPERATING (INCOME) EXPENSE	(251)	(278)	48	(426)
INTEREST EXPENSE, NET	31,007	31,651	95,072	96,958
INCOME BEFORE INCOME TAX EXPENSE	90,706	86,545	207,575	172,759
INCOME TAX EXPENSE	15,014	20,295	35,218	40,721
NET INCOME	75,692	66,250	172,357	132,038
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3,790)	(12,374)	(20,547)	(3,286)
NET INCOME ATTRIBUTABLE TO EXTENDED STAY AMERICA, INC. COMMON SHAREHOLDERS	$71,902	$53,876	$151,810	$128,752
NET INCOME PER EXTENDED STAY AMERICA, INC. COMMON SHARE:
Basic	$0.38	$0.28	$0.80	$0.67
Diluted	$0.38	$0.28	$0.80	$0.66
WEIGHTED-AVERAGE EXTENDED STAY AMERICA, INC. COMMON SHARES OUTSTANDING:
Basic	188,822	192,357	189,681	193,399
Diluted	189,253	193,331	190,111	194,001
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
NET INCOME	$75,692	$66,250	$172,357	$132,038
OTHER COMPREHENSIVE INCOME, NET OF TAX:
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS:
FOREIGN CURRENCY TRANSLATION GAIN (LOSS), NET OF TAX OF $0, $0 AND $(125)	—	65	(52)	470
RECLASSIFICATION ADJUSTMENT - SALE OF CANADIAN HOTEL PROPERTIES, NET OF TAX OF $(3,599)	—	—	—	10,913
TOTAL FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	—	65	(52)	11,383

DERIVATIVE ADJUSTMENTS:
INTEREST RATE CASH FLOW HEDGE (LOSS) GAIN, NET OF TAX OF $(25), $25, $190 and $57	(157)	(16)	1,752	(509)
RECLASSIFICATION ADJUSTMENT - AMOUNTS RECLASSIFIED TO NET INCOME, NET OF TAX OF $0	—	103	—	706
TOTAL DERIVATIVE ADJUSTMENTS	(157)	87	1,752	197

COMPREHENSIVE INCOME	75,535	66,402	174,057	143,618
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3,713)	(12,423)	(21,392)	(7,271)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EXTENDED STAY AMERICA, INC. COMMON SHAREHOLDERS	$71,822	$53,979	$152,665	$136,347
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(In thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Extended Stay America, Inc. Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE - January 1, 2017	195,407	$1,957	$774,811	$23,679	$(5,615)	$794,832	$582,407	$1,377,239
Net income	—	—	—	128,752	—	128,752	3,286	132,038
Foreign currency translation, net of tax	—	—	—	—	7,507	7,507	3,876	11,383
Interest rate cash flow hedge gain, net of tax	—	—	—	—	88	88	109	197
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(3,430)	(37)	—	(37,253)	—	(37,290)	(21,491)	(58,781)
Corporation common distributions - $0.18 per common share	—	—	—	(35,140)	—	(35,140)	—	(35,140)
ESH REIT common distributions - $0.43 per Class B common share	—	—	—	—	—	—	(83,975)	(83,975)
ESH REIT preferred distributions	—	—	—	—	—	—	(12)	(12)
Adjustment to noncontrolling interest for change in ownership of ESH REIT	—	—	(6,627)	—	—	(6,627)	6,627	—
Equity-based compensation	317	3	2,130	—	—	2,133	3,333	5,466
BALANCE - September 30, 2017	192,294	$1,923	$770,314	$80,038	$1,980	$854,255	$494,160	$1,348,415

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Extended Stay America, Inc. Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE - January 1, 2018	192,100	$1,921	$768,679	$6,917	$3,066	$780,583	$565,264	$1,345,847
Net income	—	—	—	151,810	—	151,810	20,547	172,357
Foreign currency translation loss, net of tax	—	—	—	—	(52)	(52)	—	(52)
Cumulative effect adjustment of ASU 2017-12	—	—	—	377	(377)	—	—	—
Interest rate cash flow hedge gain, net of tax	—	—	—	—	907	907	845	1,752
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(3,987)	(40)	—	(50,664)	—	(50,704)	(28,972)	(79,676)
Corporation common distributions - $0.16 per common share	—	—	(12,196)	(18,305)	—	(30,501)	—	(30,501)
ESH REIT common distributions - $0.49 per Class B common share	—	—	—	—	—	—	(93,371)	(93,371)
ESH REIT preferred distributions	—	—	—	—	—	—	(12)	(12)
Adjustment to noncontrolling interest for change in ownership of ESH REIT	—	—	(7,019)	—	—	(7,019)	7,019	—
Equity-based compensation	404	4	(83)	—	—	(79)	2,234	2,155
BALANCE - September 30, 2018	188,517	$1,885	$749,381	$90,135	$3,544	$844,945	$473,554	$1,318,499
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$172,357	$132,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	158,647	171,784
Amortization of intangible assets	1,005	1,005
Foreign currency transaction loss (gain)	48	(782)
Loss on interest rate swap	—	709
Amortization and write-off of deferred financing costs and debt discount	6,618	6,072
Amortization and write-off of above-market ground leases	(240)	(102)
Debt prepayment and extinguishment costs	1,183	1,168
Loss on disposal of property and equipment	2,617	8,065
(Gain) loss on sale of hotel properties	(41,599)	1,897
Impairment of long-lived assets	43,600	20,357
Equity-based compensation	5,999	9,049
Deferred income tax benefit	(5,724)	(2,602)
Changes in assets and liabilities:
Accounts receivable, net	(2,273)	(6,754)
Other assets	(837)	(4,212)
Accounts payable and accrued liabilities	41,649	32,895
Net cash provided by operating activities	383,050	370,587
INVESTING ACTIVITIES:
Purchases of property and equipment	(106,394)	(132,875)
Acquisition of hotel property	(12,729)	—
Development in process payments	(28,414)	—
Proceeds from sale of hotel properties	274,100	47,952
Proceeds from insurance and related recoveries	4,533	471
Net cash provided by (used in) investing activities	131,096	(84,452)
FINANCING ACTIVITIES:
Principal payments on term loan facilities	(69,163)	(12,976)
Proceeds from revolving credit facilities	—	105,000
Payments on revolving credit facilities	—	(150,000)
Debt prepayment and extinguishment costs	(1,183)	(1,168)
Tax withholdings related to restricted stock unit settlements	(3,989)	(3,548)
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(79,676)	(58,781)
Repurchase of Corporation mandatorily redeemable preferred stock	—	(14,069)
Corporation common distributions	(30,737)	(34,978)
ESH REIT common distributions	(93,652)	(83,616)
ESH REIT preferred distributions	(12)	(16)
Net cash used in financing activities	(278,412)	(254,152)
CHANGES IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH DUE TO CHANGES IN FOREIGN CURRENCY EXCHANGE RATES	(67)	275
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	235,667	32,258
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of period	150,974	105,772
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - End of period	$386,641	$138,030
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties	$71,130	$77,346
Cash payments for income taxes, net of refunds of $96 and $403	$28,303	$37,192
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable and accrued liabilities	$20,829	$17,132
Proceeds from sale of hotel properties included in other assets	$—	$12,675
Corporation common stock distributions included in accounts payable and accrued liabilities	$298	$721
ESH REIT common stock distributions included in accounts payable and accrued liabilities	$697	$1,623
See accompanying notes to unaudited condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017 AND FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2018 AND 2017
(Unaudited)

1.	BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION
Extended Stay America, Inc. (the “Corporation”) was incorporated in the state of Delaware on July 8, 2013. ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. The Corporation owns, and is expected to continue to own, all of the issued and outstanding Class A common stock of ESH REIT, which, as of September 30, 2018, represents approximately 57% of the outstanding common stock of ESH REIT. Due to its controlling interest in ESH REIT, the Corporation consolidates the financial position, results of operations, comprehensive income and cash flows of ESH REIT. The term, “the Company,” as used herein refers to the Corporation and its consolidated subsidiaries, including ESH REIT.
A “Paired Share” consists of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. Each outstanding share of Corporation common stock is attached to and trades with one share of ESH REIT Class B common stock.
The Company is an integrated owner/operator of Extended Stay America branded hotels and is also engaged in franchising and managing extended stay hotels for third parties in the U.S. As of September 30, 2018, the Company owned and operated 567 hotel properties in 40 U.S. states consisting of approximately 62,700 rooms, and franchised or managed 59 hotel properties for third parties consisting of approximately 6,200 rooms. All system-wide hotels are operated under the Extended Stay America brand. As of December 31, 2017, the Company owned and operated 624 hotel properties in 44 U.S. states consisting of approximately 68,600 rooms and managed three hotels under short-term management agreements.
Hotel properties owned by the Company are owned by wholly-owned subsidiaries of ESH REIT and are operated by wholly-owned subsidiaries of the Corporation (the “Operating Lessees”) pursuant to leases between the entities. The hotels are managed by ESA Management LLC (“ESA Management”), a wholly-owned subsidiary of the Corporation, which also manages hotels on behalf of third parties. The Extended Stay America brand is owned by ESH Hospitality Strategies LLC (“ESH Strategies”), also a wholly-owned subsidiary of the Corporation. ESH Strategies licenses the brand and intellectual property related to our businesses to its subsidiaries, ESH Strategies Branding LLC and ESH Strategies Franchise LLC, which license them to the Operating Lessees and third parties, respectively.
As of September 30, 2018 and December 31, 2017, the Corporation had approximately 188.5 million shares and 192.1 million shares of common stock outstanding, respectively. As of September 30, 2018 and December 31, 2017, ESH REIT’s common equity consisted of the following: (i) approximately 250.5 million shares of Class A common stock outstanding (approximately 57% of its common equity), all of which were owned by the Corporation, and (ii) approximately 188.5 million shares and 192.1 million shares of Class B common stock outstanding, respectively, approximately 43% of its common equity.
Paired Share Repurchase Program—In January and February 2018, the Boards of Directors of the Corporation and ESH REIT authorized an extension of the maturity date of the existing combined Paired Share repurchase program through December 31, 2018, and authorized an increase to the amount of the combined Paired Share repurchase program to up to $400 million of Paired Shares, each effective January 1, 2018. Repurchases may be made at management's discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of September 30, 2018, the Corporation and ESH REIT had repurchased and retired approximately 17.0 million Paired Shares for approximately $176.5 million and $105.4 million, respectively.
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
The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of September 30, 2018, the results of the Company’s operations and comprehensive income for the three and nine months ended September 30, 2018 and 2017 and changes in equity and cash flows for the nine months ended September 30, 2018 and 2017. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations, as well as the impact of acquisitions, dispositions and hotel renovations.
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
In evaluating its performance obligation, the Company bundles the obligation to provide the guest the room itself with other obligations (such as free WiFi, grab and go breakfast, access to on-site laundry facilities and parking) as the additional items are not distinct and separable because the guest cannot benefit from the additional amenities without the consumed room night. The Company's obligation to provide the additional items or services are not separately identifiable from the fundamental contractual obligation (i.e., providing the room and its contents). The Company has no performance obligations once a guest’s stay is complete.
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
Certain revenues generated from owned and operated hotels are generated through third party intermediaries or distribution channels. Regardless of the basis on which the Company is compensated (i.e., gross or net), the Company is responsible for fulfilling the promise to provide hotel service (i.e., the performance obligation) to the guest and retains inventory risk. In these instances, the Company does not have full discretion in establishing the guest’s price for the room and, in almost all instances, does not have access to the room rate charged to the guest. Since the Company controls the inventory and hotel services provided, and because third party intermediaries are typically not contractually required to consume or guarantee room night consumption, the Company has concluded that it is the principal in these transactions. As such, the Company is required to gross-up amounts received from these third party intermediaries such that revenue should equal the price charged to the guest. Third party intermediaries that pay the Company directly typically charge the guest additional fees, blend the room offering with other offerings at amounts which, to the Company, are not allocable, and may adjust the price without approval. As such, the Company is unable to calculate the specific room rate charged to the guest. Since any gross-up estimate the Company would make has significant uncertainty that ultimately would not be resolved, despite its role as principal, the Company records the net amount paid by certain third party intermediaries as room revenues.
Revenue Generated from Franchise and Management Fees—The Company recognizes fees earned under franchise and management agreements with third parties as performance obligations are satisfied (i.e., services are provided). Franchise and management fees are typically based on a percentage of hotel revenues and, as a result, fees vary from period to period. A component of management fees includes a dollar-for-dollar reimbursement of hotel-level salaries, as applicable, and certain other costs. A portion of fees associated with a typical hotel management agreement is expected to be categorized as variable consideration. In the event that fees include variables that extend beyond the current period, the Company uses the most likely amount method to determine the amount of revenue to record based on a reasonable revenue forecast for the applicable hotel. The Company does not expect to have constraining estimates, as hotel revenues are obtained monthly and used to calculate franchise and management fees monthly. The Company uses an output method based on performance completed to date (i.e., franchise and management services performed) to determine the amount of revenue to recognize on a daily basis as services associated with the respective franchise and management fees are earned over time.
Segments—The Company has two operating segments based on the management of its business, owned hotels and franchise and management. The Company assesses the performance of these segments on an individual basis (see Note 11).

Recently Issued Accounting Standards
Fair Value Measurement—In August 2018, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which modifies the disclosure requirements for fair value measurements in Topic 820, Fair Value Measurement. This update will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, and may be early adopted. The Company does not expect the adoption of this update to have a material effect on its consolidated financial statements.
Intangibles-Goodwill and Other—Internal-Use Software—In August 2018, the FASB issued an accounting standards update which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. This update will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, and may be early adopted. The Company expects to apply this update prospectively, and does not expect adoption of this update to have a material effect on its consolidated financial statements.
Compensation—Stock Compensation—In June 2018, the FASB issued an accounting standards update which expands the scope of Topic 718, Stock Compensation to include share-based payments granted to non-employees in exchange for goods or services. The new guidance simplifies the accounting for share-based payments granted to non-employees for goods or services by aligning it with the accounting for share-based payments granted to employees, with certain exceptions. Under the new guidance, non-employee share-based payment awards included within the scope of Topic 718 will be measured at the grant-date fair value of the equity instruments. In addition, classification of non-employee share-based payment awards will be subject to the requirements of Topic 718 unless modified after the good has been delivered and/or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. This approach will eliminate the requirement to reassess classification of such awards upon vesting. This update will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company expects to apply this amendment retrospectively, and does not expect the adoption of this update to have a material effect on its consolidated financial statements.
In May 2017, the FASB issued an accounting standards update that provides guidance about which changes to the terms or conditions of a share-based payment award requires an entity to apply modification accounting. The Company adopted this update on January 1, 2018, using a prospective transition method. The adoption of this update did not have a material effect on the Company’s consolidated financial statements.
Comprehensive Income—In February 2018, the FASB issued an accounting standards update that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“TCJA”). This update will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. The Company does not expect the adoption of this update to have a material effect on its consolidated financial statements.
Goodwill—In January 2017, the FASB issued an accounting standards update in which the guidance on testing for goodwill was updated to eliminate Step 2 in the determination on whether goodwill should be considered impaired. Annual and/or interim assessments are still required. This update will be effective for fiscal years and interim periods within fiscal years beginning after December 15, 2019, and may be adopted early. The Company expects to apply this amendment prospectively, and does not expect the adoption of this update to have a material effect on its consolidated financial statements.
Statement of Cash Flows—In August and November 2016, the FASB issued accounting standards updates which provide additional clarity on the classification of specific events on the statement of cash flows. These events include debt prepayment and extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, distributions received from equity method investees and beneficial interests in securitization transactions. These updates also require amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts on the statement of cash flows. The Company adopted these updates on January 1, 2018, using a retrospective transition method to each period presented. The adoption of these updates required cash outflows related to debt prepayment and extinguishment costs to be classified as financing activities, which totaled approximately $1.2 million during the nine months ended September 30, 2018. For the nine months ended September 30, 2017, debt modification and extinguishment costs included within net cash provided by operating activities, as originally presented, totaled approximately $1.2 million and have been adjusted. An additional effect of the adoption of these accounting standards was to include restricted cash in the beginning and end of period balances instead of in investing activities, as they were previously. For the nine months ended September 30, 2017, changes in restricted cash included within net cash used in investing activities, as originally presented, was approximately $0.2 million.
Derivatives and Hedging—In August 2017, the FASB issued an accounting standards update which changes the designation and measurement guidance for qualifying hedging relationships and the presentation of hedging results. This update expands and refines hedge accounting and aligns recognition and presentation of its effects within the financial statements. The Company adopted this update on January 1, 2018 and recorded a cumulative-effect adjustment to reclassify a previously recorded loss of approximately $0.7 million from retained earnings to accumulated other comprehensive income. In addition to the cumulative-effect adjustment, impacts of adoption included the elimination of hedge ineffectiveness related to designated interest rate swaps, the presentation of all interest rate hedge related items that impact earnings in the interest expense line item in the consolidated statement of operations and an election to perform qualitative assessments of hedge effectiveness.
Leases—In February 2016, the FASB issued an accounting standards update which introduces a lessee model that requires a right-of-use asset and lease obligation to be presented on the balance sheet for all leases, whether operating or financing. The update eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. The update also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. Since February 2016, the FASB has issued several additional accounting standards updates related to the new lease standard, including to provide various transition methods and optional practical expedients. For example, in July 2018, the FASB issued an accounting standards update which permits an additional (and optional) transition method that allows an entity to report the comparative periods presented in the period of adoption under current U.S. GAAP (ASC 840, Leases). These updates will be effective for interim and annual reporting periods beginning after December 15, 2018.
The Company will adopt these updates on January 1, 2019, and expects to elect the following optional practical expedients related to (i) the identification and classification of leases that commenced before the effective date, (ii) initial direct costs for leases that commenced before the effective date, (iii) the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset, (iv) land easements, and (v) the evaluation of components of a contract. The election to apply these practical expedients means the Company will continue to account for leases that commenced before the effective date in accordance with current U.S. GAAP unless the lease is modified, except that the Company will recognize a right-of-use asset and a lease liability for all operating leases based on the present value of the remaining minimum rental payments that are disclosed under current U.S. GAAP.
The Company is evaluating whether it will adopt the additional transition method described above, the result of which would be to apply the new lease standard at the adoption date. If such transition method is elected, the Company’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be presented in accordance with current U.S. GAAP.
As of September 30, 2018, using its incremental borrowing rate with respect to the future minimum lease payments under its operating leases, the Company has preliminarily estimated that the lease liability would be between approximately $11.5 million and $15.5 million and the right of use asset would be between approximately $3.5 million and $7.5 million, which includes adjustments for accrued lease payments, above market lease liabilities and lease incentives. The Company does not expect the adoption of these updates to have a material effect on its unaudited condensed consolidated statements of operations or cash flows.
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
Adoption of ASC 606 had no impact to the recognition of revenue in the Company’s unaudited condensed consolidated financial statements and no cumulative effect adjustment was recognized upon adoption. Adoption of the standard resulted in enhanced revenue-related disclosures that provide information with respect to the Company’s analysis of certain contracts, significant judgments, the disaggregation of owned hotel room revenues by booking source and length of guest stay, outstanding contract liabilities and contract liabilities recognized as revenue (see Note 12).
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
Although ASC 606 did not have a material impact to the Company’s results of operations, the Company implemented changes to its processes and procedures related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model outlined above, training and ongoing contract review procedures with respect to the validation of information used in financial statement disclosures.

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
The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income available to Extended Stay America, Inc. common shareholders - basic	$71,902	$53,876	$151,810	$128,752
Income attributable to noncontrolling interests assuming conversion	(5)	(37)	(26)	(60)
Net income available to Extended Stay America, Inc. common shareholders - diluted	$71,897	$53,839	$151,784	$128,692
Denominator:
Weighted average number of Extended Stay America, Inc. common shares outstanding - basic	188,822	192,357	189,681	193,399
Dilutive securities	431	974	430	602
Weighted average number of Extended Stay America, Inc. common shares outstanding - diluted	189,253	193,331	190,111	194,001
Net income per Extended Stay America, Inc. common share - basic	$0.38	$0.28	$0.80	$0.67
Net income per Extended Stay America, Inc. common share - diluted	$0.38	$0.28	$0.80	$0.66

4.	HOTEL ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
On May 30, 2018, the Company acquired a hotel from Legacy Rock Hill, LLC for cash consideration of approximately $13.0 million. Other than ordinary components of prorated net working capital, no liabilities were assumed in the purchase. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations, which requires that the consideration be allocated to acquired assets and assumed liabilities based on their acquisition date fair values. The vast majority of the purchase price was allocated to building and improvements. Legal, professional and other costs directly related to the acquisition were approximately $(0.1) million and $0.2 million for the three and nine months ended September 30, 2018, respectively, and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
The purchase price allocation among the assets acquired is as follows (in thousands, except for estimated useful lives):

	Amount	Estimated Useful Life
Land and site improvements	$1,397	3-20 years
Building and improvements	10,488	4-49 years
Furniture, fixtures and equipment	1,115	2-10 years
Total purchase price	$13,000
For the three and nine months ended September 30, 2018, approximately $0.5 million and $0.6 million, respectively, in room and other hotel revenues and $0.1 million and $0.1 million, respectively, in income from operations are included in the accompanying unaudited condensed consolidated statements of operations related to this hotel. Prior to its acquisition by the Company, the hotel opened in late 2017.
DISPOSITIONS
2018 Dispositions—In September 2018, the Company sold a total of 32 hotels in two separate transactions for $122.6 million. The carrying value of these hotels, including net working capital and allocable goodwill, net of impairment charges recorded prior to sale, was approximately $116.9 million. These transactions resulted in a total gain on sale of approximately $3.8 million, net of closing costs and adjustments, which is reported in gain on sale of hotel properties during the three and nine months ended September 30, 2018 in the accompanying unaudited condensed consolidated statements of operations.
In February 2018, the Company sold 25 hotels for approximately $112.1 million. The carrying value of these hotels, including net working capital and allocable goodwill, net of an impairment charge recorded prior to sale, was approximately $104.7 million. In March 2018, the Company sold one additional hotel for approximately $44.8 million. The carrying value of the hotel, including allocable goodwill, was approximately $13.1 million. These transactions resulted in a total gain on sale of approximately $37.8 million, net of closing costs and adjustments, which is reported in gain on sale of hotel properties during the nine months ended September 30, 2018 in the accompanying unaudited condensed consolidated statements of operations.
2017 Dispositions—In May 2017, the Company sold its three Extended Stay Canada-branded hotels for 76.0 million Canadian dollars, or approximately $55.3 million. The carrying value of the hotels, including net working capital and allocable goodwill, net of an impairment charge recorded prior to sale, was approximately 56.7 million Canadian dollars, or approximately $41.2 million, prior to the evaluation of existing accumulated foreign currency translation loss. Due to the fact that the Company's Canadian subsidiaries liquidated substantially all of their assets, approximately $14.5 million of accumulated foreign currency translation loss was recognized at the time of sale. This charge more than fully offset the Canadian subsidiaries' gain on sale, which resulted in a net loss on sale of the Canadian hotels of approximately $1.9 million, net of closing costs and adjustments. In May and December 2017, the Company sold two additional hotels for approximately $21.4 million. The carrying value of these hotels, including net working capital and allocable goodwill, net of an impairment charge recorded prior to sale, was approximately $9.2 million, resulting in a total gain on sale of approximately $11.9 million, net of closing costs and adjustments.

None of the above dispositions are reported as discontinued operations. The table below summarizes the hotel dispositions described above (in thousands, except number of hotels and number of rooms):

Year	Brand	Location	Month Sold	Number of Hotels	Number of Rooms	Net Proceeds	Gain (Loss) Recognized		Franchised/Managed (3)
2018	Extended Stay America	Various	September	16	1,680	$60,710	$6,614	(1)	Yes
2018	Extended Stay America	Various	September	16	1,776	$58,144	$(2,840)	(1)	Yes
2018	Extended Stay America	Various	February	25	2,430	$111,156	$6,768	(1)	Yes
2018	Extended Stay America	Texas	March	1	101	$44,090	$31,058		Yes
2017	Extended Stay America	Colorado	December	1	160	$15,985	$11,870		Yes
2017	Extended Stay Canada	Canada	May	3	500	$43,551	$(1,894)	(2)	No
2017	Other	Massachusetts	May	1	103	$5,092	$(2)	(1)	No
________________________________

(1)	Net of impairment charges of approximately $24.3 million, $6.3 million, $2.1 million and $1.7 million, respectively, recorded prior to sale.

(2)
Due to the fact that the Company's Canadian subsidiaries liquidated substantially all of their assets, approximately $14.5 million of accumulated foreign currency translation loss was recognized at the time of sale. An impairment charge of approximately $12.4 million was recorded prior to sale.

(3)	As of September 30, 2018.
During the three and nine months ended September 30, 2018 and 2017, the disposed hotel properties contributed total room and other hotel revenues, total operating expenses and income before income tax expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018		2017
Total room and other hotel revenues	$10,900	$22,834	$37,922		$66,851
Total operating expenses	8,845	17,516	51,113	(1)	69,940	(2)
Income (loss) before income tax expense	2,055	5,632	(13,191)	(1)	(2,462)	(2)
_________________________________

(1)	Includes impairment charge of approximately $20.6 million related to certain hotels sold in September 2018.

(2)	Includes impairment charge of approximately $15.7 million related to certain hotels sold in May 2017 and September 2018.

5.	PROPERTY AND EQUIPMENT
Net investment in property and equipment as of September 30, 2018 and December 31, 2017, consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Hotel properties:
Land and site improvements	$1,229,442	$1,286,784
Building and improvements	2,709,416	2,934,048
Furniture, fixtures and equipment	639,225	649,487
Total hotel properties	4,578,083	4,870,319
Development in process	31,730	2,453
Corporate furniture, fixtures, equipment and other	22,006	21,486
Undeveloped land parcel	1,675	1,675
Total cost	4,633,494	4,895,933
Less accumulated depreciation:
Hotel properties	(1,148,789)	(1,128,465)
Corporate furniture, fixtures, equipment and other	(15,913)	(14,334)
Total accumulated depreciation	(1,164,702)	(1,142,799)
Property and equipment - net	$3,468,792	$3,753,134
As of September 30, 2018, development in process consists of nine land parcels which are in various phases of construction and/or development. Additionally, in September 2018, the Company acquired a hotel under construction from Legacy Greenville, LLC for cash consideration of approximately $12.3 million. Because the hotel had not opened at the date of acquisition, the transaction was accounted for as an acquisition of assets rather than a business combination under ASC 805, Business Combinations. The hotel is expected to open in the fourth quarter of 2018. As of September 30, 2018, these assets are included in development in process.
During the three and nine months ended September 30, 2018, the Company, using Level 3 unobservable inputs and, in certain instances, using Level 2 observable inputs recognized impairment charges of $0 and approximately $43.6 million, respectively. During the first quarter of 2018, the Company recognized impairment charges for 21 hotels, generally located in the Midwestern U.S., the majority of which were incurred in connection with evaluating the potential sale of certain non-core assets. During the three and nine months ended September 30, 2017, the Company recognized approximately $0 and $20.4 million, respectively, of impairment charges primarily related to its Canadian hotels.
Quantitative information with respect to observable inputs consists of non-binding bids or, in certain instances, binding agreements to sell a hotel or portfolio of hotels to one or more third parties. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of revenues, expenses and hotel-related cash flows based on assumed long-term growth rates, demand trends, expected future capital expenditures and estimated discount rates that range from 6% to 10% and terminal capitalization rates that range from 7% to 11%. These assumptions are based on the Company’s historical data and experience, the Company’s budgets, industry projections and micro and macro general economic condition projections.
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
Summary - The Company’s outstanding debt, net of unamortized debt discount and unamortized deferred financing costs, as of September 30, 2018 and December 31, 2017, consists of the following (dollars in thousands):

	Stated Amount(1)		Carrying Amount				Unamortized Deferred Financing Costs					Interest Rate
Loan			September 30, 2018		December 31, 2017		September 30, 2018		December 31, 2017		Stated Interest Rate	September 30, 2018		December 31, 2017	Maturity Date
Term loan facilities
ESH REIT 2016 Term Facility	$1,300,000	(2)	$1,210,079	(3)	$1,278,545	(3)	$11,110		$13,433		LIBOR(4) + 2.00%	3.99%	(4)	3.69%	8/30/2023	(1), (6)
Senior notes
ESH REIT 2025 Notes	1,300,000		1,291,342	(5)	1,290,356	(5)	18,583		20,700		5.25%	5.25%		5.25%	5/1/2025
Revolving credit facilities
ESH REIT 2016 Revolving Credit Facility	350,000	(2)	—		—		1,607	(7)	2,020	(7)	LIBOR + 2.75%	N/A		N/A	8/30/2021
Corporation 2016 Revolving Credit Facility	50,000		—		—		319	(7)	401	(7)	LIBOR + 3.00%	N/A		N/A	8/30/2021
Unsecured Intercompany Facility
Unsecured Intercompany Facility	75,000	(8)	—		—		—		—		5.00%	5.00%		5.00%	8/30/2023
Total			$2,501,421		$2,568,901		$31,619		$36,554
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

(3)	The 2016 Term Facility is presented net of an unamortized debt discount of approximately $4.6 million and $5.3 million as of September 30, 2018 and December 31, 2017, respectively.

(4)	$300.0 million of the 2016 Term Facility is subject to an interest rate swap at a fixed rate of 1.175% as of September 30, 2018 (see Note 7).

(5)	The 2025 Notes (as defined below) are presented net of an unamortized debt discount of approximately $8.7 million and $9.6 million as of September 30, 2018 and December 31, 2017, respectively.

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

(8)
As of September 30, 2018, no amounts were outstanding under the Unsecured Intercompany Facility. ESH REIT is able to borrow under the Unsecured Intercompany Facility an amount up to $300.0 million, plus additional amounts, in each case subject to certain conditions. Outstanding debt balances and interest expense, as applicable, owed from ESH REIT to the Corporation related to the Unsecured Intercompany Facility eliminate in consolidation.

ESH REIT Credit Facilities
On August 30, 2016, ESH REIT entered into a credit agreement, as may be amended and supplemented from time to time, providing for senior secured credit facilities (collectively, the “2016 ESH REIT Credit Facilities”) consisting of a $1,300.0 million senior secured term loan facility (as amended and supplemented from time to time, the “2016 Term Facility”) and a $350.0 million senior secured revolving credit facility (as amended and supplemented from time to time, the “2016 ESH REIT Revolving Credit Facility”). Subject to the satisfaction of certain criteria, borrowings under the 2016 ESH REIT Credit Facilities may be increased by an amount of up to $600.0 million, plus additional amounts, so long as, after giving effect to the incurrence of such incremental facility and the application of proceeds thereof, its pro-forma senior loan-to-value ratio is less than or equal to 45%.

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

The 2016 ESH REIT Credit Facilities contain a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends and distributions, make certain investments and other restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, sell assets or merge, consolidate or transfer all or substantially all of their assets. The 2016 ESH REIT Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases and management agreements. If an event of default occurs, the administrative agent is entitled to take various actions, including the acceleration of amounts due under the 2016 ESH REIT Credit Facilities and additional actions that a secured creditor is permitted to take following a default. As of September 30, 2018, ESH REIT was in compliance with all covenants under the 2016 ESH REIT Credit Facilities.
2016 Term Facility—In May 2018, ESH REIT entered into a third amendment to the 2016 Term Facility (such amendment, the “Third Repricing Amendment”). The 2016 Term Facility bears interest at a rate equal to (i) LIBOR plus 1.75% for any period during which ESH REIT maintains a public corporate family rating better than or equal to BB (with a stable or better outlook) from S&P and Ba3 (with a stable or better outlook) from Moody's (a “Level 1 Period”) or LIBOR plus 2.00% for any period other than a Level 1 Period; or (ii) a base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50% or (C) the one-month adjusted LIBOR rate plus 1.00%) plus 0.75% during a Level 1 Period or 1.00% for any period other than a Level 1 Period. The 2016 Term Facility amortizes in equal quarterly installments in amounts equal to 0.25% of the aggregate principal amount of such loan outstanding on the Third Repricing Amendment effective date, or approximately $12.2 million per year. The remaining balance is payable at maturity. In addition to scheduled amortization, subject to certain exceptions, mandatory prepayments of up to 50% of annual Excess Cash Flow, as defined, may be required based on ESH REIT's Consolidated Total Net Leverage Ratio, as defined. Annual mandatory prepayments are due during the first quarter of the following year. No mandatory prepayments were required in the first quarter of 2018 based on ESH REIT's Excess Cash Flow for the year ended December 31, 2017. The 2016 Term Facility matures on August 30, 2023.
ESH REIT has the option to voluntarily prepay outstanding loans under the 2016 Term Facility at any time upon three business days’ prior written notice for LIBOR loans or on one business day’s prior written notice for base rate loans. In February 2018, ESH REIT made a voluntary prepayment of $60.0 million and wrote off approximately $0.6 million of deferred financing costs related to the prepayment. In addition to customary “breakage” costs with respect to LIBOR loans, amounts refinanced, substituted or replaced by indebtedness which has a lower all-in yield than the all-in yield under the 2016 Term Facility on or prior to November 22, 2018 (other than as a result of a change of control, a significant acquisition or a transformative transaction) are subject to a prepayment penalty equal to 1.00% of the aggregate principal amount refinanced, substituted or replaced. Prepayments made after November 22, 2018 are not subject to a prepayment penalty.

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

In addition to paying interest on outstanding principal, ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance. ESH REIT is also required to pay customary letter of credit fees and agency fees. As of September 30, 2018, ESH REIT had no letters of credit outstanding under the facility and available borrowing capacity of $350.0 million.

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
The Indenture contains a number of customary covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, create certain liens, pay dividends or distributions, make certain investments and other restricted payments, enter into affiliate transactions, sell assets or merge, consolidate or transfer all or substantially all of their assets. The Indenture also contains certain customary events of default, including, but not limited to, cross-defaults to certain other indebtedness. If an event of default occurs, the holders of the Notes and the Trustee are entitled to take various actions, including declaring the 2025 Notes immediately due and payable. As of September 30, 2018, ESH REIT was in compliance with all covenants set forth in the Indenture.
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
In addition to paying interest on outstanding principal, the Corporation incurs a fee of 0.35% or 0.175% on the unutilized revolver balance. The Corporation is also required to pay customary letter of credit fees and agency fees. As of September 30, 2018, the Corporation had one letter of credit outstanding under this facility of approximately $0.2 million and available borrowing capacity of $49.8 million.
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

If obligations are outstanding under the facility during any fiscal quarter, the 2016 Corporation Revolving Credit Facility requires that the Consolidated Leverage Ratio, as defined, calculated as of the end of such fiscal quarter for any consecutive four quarter period, be less than or equal to 8.75 to 1.00. The facility is also subject to a springing financial covenant whereby the senior loan-to-value ratio may not exceed 45% when the aggregate principal amount of borrowings and letters of credit under the 2016 Corporation Revolving Credit Facility, excluding up to $30.0 million of letters of credit, is equal to or greater than 25% of the aggregate available principal amount of the 2016 Corporation Revolving Credit Facility on the applicable fiscal quarter end date.

The 2016 Corporation Revolving Credit Facility contains a number of restrictive covenants that, among other things and subject to certain exceptions, limit the Corporation’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends or distributions, make certain restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, merge, consolidate or transfer all or substantially all of its assets. The 2016 Corporation Revolving Credit Facility also contains certain customary affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases. If an event of default occurs, the administrative agent is entitled to take various actions, including the acceleration of amounts due under the facility and additional actions that a secured creditor is permitted to take following a default. As of September 30, 2018, the Corporation was in compliance with all covenants under the 2016 Corporation Revolving Credit Facility.
Unsecured Intercompany Facility
On August 30, 2016, ESH REIT, as borrower, and the Corporation, as lender, entered into an unsecured intercompany credit facility (the “Unsecured Intercompany Facility”), under which ESH REIT borrowed $75.0 million from the Corporation upon the facility's closing. As of September 30, 2018 and December 31, 2017, the amount outstanding under the facility was $0. Subject to certain conditions, the principal amount of the Unsecured Intercompany Facility may be increased up to an amount that shall not exceed the greater of (i) $300.0 million and (ii) an unlimited amount so long as the incremental loan-to-value ratio, determined on a pro-forma basis as of the last day of the most recently ended test period, as if any incremental loans available under such incremental commitments had been outstanding on the last day of such period, and, in each case, without netting the cash proceeds of any such incremental loans, does not exceed 5.0%. Loans under the facility bear interest at 5.0% per annum. There is no scheduled amortization and the facility matures on August 30, 2023. ESH REIT has the option to voluntarily prepay outstanding loans at any time upon one business day’s prior written notice.

The Unsecured Intercompany Facility contains a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends or distributions, make certain investments and other restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, sell assets or merge, consolidate or transfer all or substantially all of their assets. The facility contains certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases and management agreements. If an event of default occurs, the Corporation is entitled to take various actions, including the acceleration of amounts due under the facility and all other actions that a creditor is permitted to take following a default. As of September 30, 2018, ESH REIT was in compliance with all covenants under the Unsecured Intercompany Facility.
Interest Expense, net—The components of net interest expense during the three and nine months ended September 30, 2018 and 2017, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Contractual interest (1)	$29,120	$29,314	$87,158	$89,018
Amortization of deferred financing costs and debt discount	1,996	2,024	6,008	6,073
Debt extinguishment and other costs	231	363	2,428	1,980
Interest Income	(340)	(50)	(522)	(113)
Total	$31,007	$31,651	$95,072	$96,958
______________________
(1) Contractual interest includes dividends payable on shares of the Corporation's mandatorily redeemable preferred stock.
Future Maturities of Debt—The future maturities of debt as of September 30, 2018, are as follows (in thousands):

Years Ending December 31,
Remainder of 2018	$3,052
2019	12,207	(1)
2020	12,207	(1)
2021	12,207	(1)
2022	12,207	(1)
Thereafter	2,462,764	(1)
Total	$2,514,644

(1)
Under the 2016 Term Facility, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required. Annual mandatory prepayments for the year are due during the first quarter of the following year. No mandatory prepayments were required in the first quarter of 2018 based on ESH REIT's Excess Cash Flow for the year ended December 31, 2017.

Fair Value of Debt and Mandatorily Redeemable Preferred Stock—As of September 30, 2018 and December 31, 2017, the estimated fair value of the Company's debt was approximately $2.5 billion and $2.6 billion, respectively. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available, to the stated interest rates and spreads on the Company's debt. As of September 30, 2018 and December 31, 2017, the estimated fair value of the Corporation's 8.0% mandatorily redeemable preferred stock was approximately $7.1 million. The estimated fair value of the Corporation's 8.0% mandatorily redeemable preferred stock is determined by comparing current borrowing rates and risk spreads offered in the market (Level 2 fair value measures) to stated interest rates and spreads on the mandatorily redeemable preferred stock.

7.	DERIVATIVE INSTRUMENTS
In September 2016, ESH REIT entered into a floating-to-fixed interest rate swap, as amended and supplemented from time to time, at a fixed rate of 1.175% and a floating rate of one-month LIBOR to manage its exposure to interest rate risk on a portion of the 2016 Term Facility. The notional amount of the interest rate swap as of September 30, 2018 was $300.0 million. The notional amount decreases by an additional $50.0 million every six months until the swap's maturity in September 2021.
On January 1, 2018, the Company adopted ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which changes the designation and measurement guidance for qualifying hedging relationships as well as the presentation of hedging results, and as a result recorded a cumulative-effect adjustment to reclassify a previously recorded loss of approximately $0.7 million from retained earnings to accumulated other comprehensive income and noncontrolling interests. For the three and nine months ended September 30, 2018, the Company received proceeds of approximately $0.8 million and $1.9 million that offset interest expense, respectively, and recorded interest (income) expense of approximately $(0.1) million and $0.8 million for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, approximately $3.9 million is expected to be recognized through earnings over the following twelve months.
The table below presents the amounts and classification on the Company's financial statements related to the interest rate swap (in thousands):

	Other assets	Accumulated other comprehensive income, net of tax		Other non-operating income	Interest (income) expense, net
As of September 30, 2018	$8,328	$7,078	(1)
As of December 31, 2017	$6,387	$5,992	(2)
For the three months ended September 30, 2018				$—	$(803)
For the three months ended September 30, 2017				$104	$(66)
For the nine months ended September 30, 2018				$—	$(1,888)
For the nine months ended September 30, 2017				$356	$807
_______________________________

(1)	Changes during the nine months ended September 30, 2018, consisted of changes in fair value of $1.9 million and cumulative-effect adjustment of $(0.7) million.

(2)
Changes during the year ended December 31, 2017, consisted of changes in fair value of $1.4 million (effective portion) and amortization of accumulated other comprehensive income prior to hedge de-designation of $0.7 million and removal of a previous LIBOR floor of approximately $(0.3) million.

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
The Company recorded a provision for federal, state and foreign income taxes of approximately $15.0 million for the three months ended September 30, 2018, an effective rate of approximately 16.6%, as compared with a provision of approximately $20.3 million for the three months ended September 30, 2017, an effective rate of approximately 23.5%. The Company recorded a provision for federal, state and foreign income taxes of approximately $35.2 million for the nine months ended September 30, 2018, an effective tax rate of approximately 17.0%, as compared with a provision of approximately $40.7 million for the nine months ended September 30, 2017, an effective rate of approximately 23.6%. The Company’s effective rate differs from the federal statutory rate of 21% primarily due to ESH REIT’s status as a REIT under the provisions of the Code. During the nine months ended September 30, 2017, the Company was subject to a federal statutory income tax rate of 35%. Due to the TCJA, the Company's federal income tax rate decreased to 21%, effective January 1, 2018.
As of September 30, 2018, the Company has not completed its accounting for all tax effects related to the enactment of the TCJA. The Company estimated the remeasurement of its net deferred tax asset based on the 21% federal corporate income tax rate and recorded provisional deferred income tax expense of approximately $4.1 million during the fourth quarter of 2017. The Company is still analyzing the TCJA and refining its calculations, including the TCJA’s effect on state income taxes, the transition rules applicable to the deductibility of certain types of expenses and certain other matters, all of which are subject to complex rules and continued interpretation. The Company expects to complete its analysis prior to filing its 2017 federal tax return, which will occur during the prescribed measurement period. At that time, which is expected to occur in the fourth quarter of 2018, the Company will conclude on further adjustments, if any, to be recorded in addition to the approximately $4.1 million provisional expense recorded during the fourth quarter of 2017.
The Company’s income tax returns for the years 2015 to present are subject to examination by the Internal Revenue Service ("IRS") and other tax returns for the years 2013 to present are subject to examination by other taxing authorities. During the three months ended September 30, 2018, Extended Stay America, Inc. was notified by the IRS that it would be subject to an audit for the 2016 tax year. As this audit is still in process, the timing of the resolution and any payments that may be required cannot be determined at this time. The Company believes that, to the extent a liability may exist, it is appropriately reserved.

9.	COMMITMENTS AND CONTINGENCIES
Lease Commitments—The Company is a tenant under long-term ground leases at three of its hotel properties as of September 30, 2018. The current terms of the ground lease agreements terminate at various dates between 2021 and 2096, and include multiple renewal options for generally five or ten year periods. During the second quarter of 2018, the Company exercised its option to purchase one of its former ground leased properties, and the transaction closed during the third quarter of 2018. The Company is a tenant under a lease for its corporate office. The initial term of the office lease terminates in August 2021 and includes renewal options for two additional terms of five years each. Rent expense on ground and office leases is recognized on a straight-line basis and was approximately $0.8 million for each of the three months ended September 30, 2018 and 2017, and approximately $2.4 million for each of the nine months ended September 30, 2018 and 2017. Ground lease expense is included in hotel operating expenses and office lease expense is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
Other Commitments—The Company has commitments to make quarterly payments in lieu of taxes to the owners of two land parcels. The initial terms of the agreements terminate in 2031 and 2034. The costs related to these commitments were approximately $0.1 million for each of the three months ended September 30, 2018 and 2017, and approximately $0.2 million for each of the nine months ended September 30, 2018 and 2017, and is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.

Letters of Credit—As of September 30, 2018, the Company had one outstanding letter of credit, issued by the Corporation, for $0.2 million, which is collateralized by the 2016 Corporation Revolving Credit Facility.
Paired Share Repurchase Commitment—As of September 30, 2018, the Corporation and ESH REIT agreed to repurchase approximately 7,500 Paired Shares for approximately $0.1 million and $0.1 million, respectively, for which settlement had not yet occurred.
Legal Contingencies—On February 13, 2018, the Company learned that a default judgment had been entered against it and certain of its affiliates on March 16, 2017 in the State Court of Gwinnett County, Georgia in an action entitled Sweeting v. Extended Stay America, Inc. et al., Case No. 16-C-06630-S4. The case is one of two personal injury actions arising out of the death of a child, brought by the child’s estate and personal representative, and brought by the child’s mother, respectively. The first action is currently pending. A default judgment was entered in the second case due to an inadvertent error in responding to service of process. The Company filed motions to open the default and set aside the judgment. On October 19, 2018, the court granted the Company's motion to open the default and set aside the judgement.
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
The Corporation and ESH REIT each maintain a long-term incentive plan (“LTIP”), as amended and restated in 2015, approved by their shareholders. Under the LTIPs, the Corporation and ESH REIT may issue to eligible employees or directors restricted stock units (“RSUs”) or other equity-based awards, in respect of Paired Shares, with service, performance or market vesting conditions. The aggregate number of Paired Shares that may be the subject of awards under the LTIPs shall not exceed 8.0 million, of which no more than 4.0 million may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIP has a share reserve of an equivalent number of shares of Corporation common stock and ESH REIT Class B common stock. As of September 30, 2018, approximately 5.1 million Paired Shares were available for future issuance under the LTIPs.
Equity-based compensation expense is recognized by amortizing the grant-date fair value on a straight-line basis over the requisite service period of each award. A portion of the grant-date fair value of all equity-based awards is allocated to a share of Corporation common stock and a portion is allocated to a share of ESH REIT Class B common stock. Equity-based compensation expense was approximately $1.8 million and $2.7 million for the three months ended September 30, 2018 and 2017, respectively, and approximately $6.0 million and $9.0 million for the nine months ended September 30, 2018 and 2017, respectively, and is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
As of September 30, 2018, unrecognized compensation expense related to outstanding equity-based awards and the related weighted-average period over which it is expected to be recognized subsequent to September 30, 2018, is presented in the following table. Total unrecognized compensation expense will be adjusted for actual forfeitures.

	Unrecognized Compensation Expense Related to Outstanding Awards (in thousands)	Remaining Weighted-Average Amortization Period (in years)
RSUs with service vesting conditions	$7,039	1.9
RSUs with performance vesting conditions	182	0.3
RSUs with market vesting conditions	3,198	2.0
Total unrecognized compensation expense	$10,419

RSU activity during the nine months ended September 30, 2018, was as follows:

			Performance-Based Awards
	Service-Based Awards		Performance Vesting		Market Vesting
	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value(1)
Outstanding at January 1, 2018	602	$17.06	153	$17.45	211	$16.46
Granted	392	$19.44	56	$19.52	204	$17.41
Settled	(399)	$17.46	(153)	$17.45	(41)	$20.76
Forfeited	(57)	$18.15	(8)	$19.52	(47)	$16.19
Outstanding at September 30, 2018	538	$18.39	48	$19.52	327	$16.54

Vested at September 30, 2018	2	$21.66	—	$—	—	$—
Nonvested at September 30, 2018	536	$18.38	48	$19.52	327	$16.54
_________________________________

(1)	An independent third-party valuation is performed contemporaneously with the issuance of grants.
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
The grant-date fair value of awards with market vesting conditions is based on an independent third-party valuation. These awards vest at the end of a three-year period, subject to the grantee’s continued employment, with the ability to earn Paired Shares in a range of 0% to 150% of the awarded number of RSUs based on the total shareholder return of a Paired Share relative to the total shareholder return of other publicly traded companies identified in the award agreements. During the nine months ended September 30, 2018, the grant-date fair value of awards with market vesting conditions was calculated using a Monte Carlo simulation model with the following key assumptions:

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

The performance of the Company's operating segments is evaluated primarily on income from operations. Selected financial data is provided below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Owned hotels	$346,860	$350,866	$974,785	$980,220
Franchise and management (1)	2,484	1,063	6,416	2,957
Total segment revenues	349,344	351,929	981,201	983,177
Corporate and other (2)	19,471	20,089	61,601	58,183
Other revenues from franchise and managed properties (3)	2,770	—	7,066	—
Intersegment eliminations (4)	(20,509)	(21,152)	(64,524)	(61,140)
Total	351,076	350,866	985,344	980,220

Income (loss) from operations:
Owned hotels (5)	$124,848	$122,646	$315,994	$288,999
Franchise and management (1)	2,484	1,063	6,416	2,957
Total segment income from operations	127,332	123,709	322,410	291,956
Corporate and other (2)	(5,870)	(5,791)	(19,715)	(22,665)
Total	$121,462	$117,918	$302,695	$269,291
_________________________________

(1)
Includes intellectual property fees charged to the owned hotels segment of approximately $1.0 million and $1.1 million for the three months ended September 30, 2018 and 2017, respectively, and approximately $2.9 million and $3.0 million for the nine months ended September 30, 2018 and 2017, respectively, that are eliminated in the unaudited condensed consolidated statements of operations.

(2)
Includes revenues generated and operating expenses incurred in connection with the overall support of owned, franchised and managed hotels and related operations. These amounts include management fees earned by and cost reimbursements charged to the owned hotels segment of approximately $19.5 million and $20.1 million for the three months ended September 30, 2018 and 2017, respectively, and approximately $61.6 million and $58.2 million for the nine months ended September 30, 2018 and 2017, respectively, that are eliminated in the unaudited condensed consolidated statements of operations.

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

(5)
Net of impairment charges of $0 for each of the three months ended September 30, 2018 and 2017, and approximately $43.6 million and $20.4 million for the nine months ended September 30, 2018 and 2017, respectively.

Total assets for each of the Company's operating segments are provided below (in thousands):

	September 30, 2018	December 31, 2017
Assets:
Owned hotels	$3,758,680	$4,021,672
Franchise and management	11,702	9,933
Total segment assets	3,770,382	4,031,605
Corporate and other	301,709	85,215
Intersegment eliminations	(39,519)	(40,815)
Total	$4,032,572	$4,076,005

Total capital expenditures for each of the Company's operating segments are provided below (in thousands):

	Nine Months Ended September 30,
	2018	2017
Capital Expenditures:
Owned hotels	$146,445	$131,822
Franchise and management	250	—
Total segment capital expenditures	146,695	131,822
Corporate and other	842	1,053
Total	$147,537	$132,875

12.	REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table disaggregates room revenues generated from owned and operated hotels by booking source for the three and nine months ended September 30, 2018 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
Property direct	$94,356	$281,222
Central call center	85,088	232,754
Proprietary website	61,930	169,531
Third-party intermediaries	65,338	178,339
Travel agency global distribution systems	34,205	96,229
Total room revenues(1)	$340,917	$958,075

(1)
In addition to room revenues, the Company's owned and operated hotels earned approximately $5.9 million and $16.7 million, respectively, of other hotel revenues during the three and nine months ended September 30, 2018.

The following table disaggregates room revenues generated from owned and operated hotels by length of guest stay for the three and nine months ended September 30, 2018 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
1-6 nights	$125,285	$356,709
7-29 nights	74,331	202,997
30+ nights	141,301	398,369
Total room revenues (1)	$340,917	$958,075

(1)
In addition to room revenues, the Company's owned and operated hotels earned approximately $5.9 million and $16.7 million, respectively, of other hotel revenues during the three and nine months ended September 30, 2018.

Outstanding Contract Liabilities
The following table presents outstanding contract liabilities as of September 30, 2018 and January 1, 2018, respectively, which are included in accounts payable and accrued liabilities on the accompanying unaudited condensed consolidated balance sheet as well as the amounts of the outstanding January 1, 2018 contract liabilities that were recognized as revenue during the three and nine months ended September 30, 2018 in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Outstanding Contract Liabilities	Outstanding Contract Liabilities as of January 1, 2018 Recognized as Revenue
As of September 30, 2018	$12,919
As of January 1, 2018	$9,284
For the three months ended September 30, 2018		$—
For the nine months ended September 30, 2018		$8,819

13.	SUBSEQUENT EVENTS
On October 31, 2018, the Board of Directors of the Corporation declared a cash distribution of $0.08 per share for the third quarter of 2018 on its common stock. The distribution is payable on November 29, 2018 to shareholders of record as of November 15, 2018. Also on October 31, 2018, the Board of Directors of ESH REIT declared a cash distribution of $0.14 per share for the third quarter of 2018 on its Class A and Class B common stock. This distribution is also payable on November 29, 2018 to shareholders of record as of November 15, 2018.
Subsequent to September 30, 2018, the Corporation and ESH REIT repurchased and retired their respective portion of approximately 0.2 million Paired Shares for approximately $2.8 million and $1.6 million, respectively.
The initial term of the lease agreements between the Operating Lessees and subsidiaries of ESH REIT expires on October 31, 2018. In connection with the five-year renewal of these agreements, the Operating Lessees and subsidiaries of ESH REIT entered into amended leases effective November 1, 2018, and adjusted the minimum and percentage rents to reflect current arms-length terms.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $1,192,039 and $1,143,164	$3,499,271	$3,775,640
RESTRICTED CASH	—	15,985
CASH AND CASH EQUIVALENTS	251,597	38,930
RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC. (Note 9)	21,300	3,704
DEFERRED RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC. (Note 9)	2,315	24,388
GOODWILL	44,580	47,584
OTHER ASSETS	35,169	29,212
TOTAL ASSETS	$3,854,232	$3,935,443
LIABILITIES AND EQUITY
LIABILITIES:
Term loan facilities payable - Net of unamortized deferred financing costs and debt discount of $15,675 and $18,695	$1,198,969	$1,265,112
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $27,241 and $30,344	1,272,759	1,269,656
Unearned rental revenues from Extended Stay America, Inc. (Note 9)	183,695	40,523
Due to Extended Stay America, Inc. (Note 9)	12,601	7,055
Accounts payable and accrued liabilities	88,277	60,755
Deferred tax liabilities	22	48
Total liabilities	2,756,323	2,643,149
COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY:
Common stock - Class A: $0.01 par value, 4,300,000,000 shares authorized, 250,493,583 shares issued and outstanding; Class B: $0.01 par value, 7,800,000,000 shares authorized, 188,517,065 and 192,099,933 shares issued and outstanding	4,390	4,426
Preferred stock - no par value, $1,000 liquidation value, 125 shares authorized, issued and outstanding	73	73
Additional paid in capital	1,089,963	1,088,793
(Accumulated deficit) retained earnings	(4,844)	191,964
Accumulated other comprehensive income	8,327	7,038
Total equity	1,097,909	1,292,294
TOTAL LIABILITIES AND EQUITY	$3,854,232	$3,935,443
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES - Rental revenues from Extended Stay America, Inc. (Note 9)	$142,977	$143,407	$367,840	$375,290
OPERATING EXPENSES:
Hotel operating expenses	22,621	22,578	64,677	69,589
General and administrative expenses (Note 9)	3,393	3,722	11,705	12,516
Depreciation	51,748	56,523	158,566	169,916
Impairment of long-lived assets	—	—	—	15,046
Total operating expenses	77,762	82,823	234,948	267,067
(LOSS) GAIN ON SALE OF HOTEL PROPERTIES (Note 4)	(25,657)	—	9,753	(3,274)
OTHER INCOME	20	5	499	640
INCOME FROM OPERATIONS	39,578	60,589	143,144	105,589
OTHER NON-OPERATING (INCOME) EXPENSE	(216)	(211)	50	(271)
INTEREST EXPENSE, NET	30,931	32,116	94,710	97,779
INCOME BEFORE INCOME TAX EXPENSE	8,863	28,684	48,384	8,081
INCOME TAX EXPENSE	42	198	792	435
NET INCOME	$8,821	$28,486	$47,592	$7,646
NET INCOME PER ESH HOSPITALITY, INC. COMMON SHARE:
Class A - basic	$0.02	$0.06	$0.11	$0.02
Class A - diluted	$0.02	$0.06	$0.11	$0.02
Class B - basic	$0.02	$0.06	$0.11	$0.02
Class B - diluted	$0.02	$0.06	$0.11	$0.02
WEIGHTED-AVERAGE ESH HOSPITALITY, INC. COMMON SHARES OUTSTANDING:
Class A - basic	250,494	250,494	250,494	250,494
Class A - diluted	250,494	250,494	250,494	250,494
Class B - basic	188,822	192,357	189,681	193,399
Class B - diluted	189,253	193,331	190,111	193,399
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
NET INCOME	$8,821	$28,486	$47,592	$7,646
OTHER COMPREHENSIVE INCOME, NET OF TAX:
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS:
FOREIGN CURRENCY TRANSLATION GAIN, NET OF TAX OF $0	—	—	—	531
RECLASSIFICATION ADJUSTMENT - SALE OF CANADIAN HOTEL PROPERTIES, NET OF TAX OF $(264)	—	—	—	12,256
TOTAL FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	—	—	—	12,787

DERIVATIVE ADJUSTMENTS:
INTEREST RATE CASH FLOW HEDGE (LOSS) GAIN, NET OF TAX OF $0	(184)	9	1,953	(453)
RECLASSIFICATION ADJUSTMENT - AMOUNTS RECLASSIFIED TO NET INCOME, NET OF TAX OF $0	—	103	—	706
TOTAL DERIVATIVE ADJUSTMENTS	(184)	112	1,953	253

COMPREHENSIVE INCOME	$8,637	$28,598	$49,545	$20,686
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(In thousands, except preferred stock shares and per share data)
(Unaudited)

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - January 1, 2017	250,494	195,407	$4,462	125	$73	$1,144,664	$176,532	$(7,812)	$1,317,919
Net income	—	—	—	—	—	—	7,646	—	7,646
Foreign currency translation, net of tax	—	—	—	—	—	—	—	12,787	12,787
Interest rate cash flow hedge gain, net of tax	—	—	—	—	—	—	—	253	253
Repurchase of Class B common stock	—	(3,430)	(37)	—	—	—	(21,454)	—	(21,491)
Common distributions - $0.43 per Class A and Class B common share	—	—	—	—	—	(58,523)	(133,164)	—	(191,687)
Preferred distributions	—	—	—	—	—	—	(12)	—	(12)
Equity-based compensation	—	317	3	—	—	1,135	—	—	1,138
BALANCE - September 30, 2017	250,494	192,294	$4,428	125	$73	$1,087,276	$29,548	$5,228	$1,126,553

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - January 1, 2018	250,494	192,100	$4,426	125	$73	$1,088,793	$191,964	$7,038	$1,292,294
Net income	—	—	—	—	—	—	47,592	—	47,592
Cumulative effect adjustment of ASU 2017-12	—	—	—	—	—	—	664	(664)	—
Interest rate cash flow hedge gain, net of tax	—	—	—	—	—	—	—	1,953	1,953
Repurchase of Class B common stock	—	(3,987)	(40)	—	—	—	(28,939)	—	(28,979)
Common distributions - $0.49 per Class A and Class B common share	—	—	—	—	—	—	(216,113)	—	(216,113)
Preferred distributions	—	—	—	—	—	—	(12)	—	(12)
Equity-based compensation	—	404	4	—	—	1,170	—	—	1,174
BALANCE - September 30, 2018	250,494	188,517	$4,390	125	$73	$1,089,963	$(4,844)	$8,327	$1,097,909
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$47,592	$7,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	158,566	169,916
Foreign currency transaction loss (gain)	50	(627)
Loss on interest rate swap	—	709
Amortization and write-off of deferred financing costs and debt discount	6,536	5,990
Debt prepayment and extinguishment costs	1,183	1,168
Amortization of above-market ground leases	(240)	(102)
Loss on disposal of property and equipment	2,618	8,065
(Gain) loss on sale of hotel properties	(9,753)	3,274
Impairment of long-lived assets	—	15,046
Equity-based compensation	461	266
Deferred income tax benefit	(14)	(3,700)
Changes in assets and liabilities:
Deferred rents receivable from Extended Stay America, Inc.	21,366	11,393
Due from (to) Extended Stay America, Inc., net	(3,491)	(1,109)
Other assets	(6,496)	(5,625)
Unearned rental revenues/rents receivable from Extended Stay America, Inc., net	125,576	132,842
Accounts payable and accrued liabilities	29,441	24,495
Net cash provided by operating activities	373,395	369,647
INVESTING ACTIVITIES:
Purchases of property and equipment	(101,165)	(130,899)
Acquisition of hotel property	(12,733)	—
Development in process payments	(28,414)	—
Proceeds from sale of hotel properties	274,100	42,005
Proceeds from insurance and related recoveries	4,533	471
Net cash provided by (used in) investing activities	136,321	(88,423)
FINANCING ACTIVITIES:
Principal payments on term loan facilities	(69,163)	(12,976)
Proceeds from revolving credit facility	—	105,000
Payments on revolving credit facility	—	(150,000)
Debt prepayment and extinguishment costs	(1,183)	(1,168)
Repurchase of Class B common stock	(28,979)	(21,488)
Issuance of Class B common stock related to issuance of Paired Shares	2,700	1,915
Common distributions	(216,397)	(191,328)
Preferred distributions	(12)	(16)
Net cash used in financing activities	(313,034)	(270,061)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	196,682	11,163
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of period	54,915	53,850
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - End of period	$251,597	$65,013
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties	$70,566	$78,234
Cash payments for income taxes, net of refunds of $6 and $3	$645	$2,388
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in due to/from Extended Stay America, Inc. and accounts payable and accrued liabilities	$20,288	$16,836
Proceeds from sale of hotel properties included in other assets	$—	$12,675
Common stock distributions included in accounts payable and accrued liabilities	$697	$1,623
Net (payable) receivable related to unsettled RSUs not yet settled or issued included in due to/from Extended Stay America, Inc.	$(144)	$13
See accompanying notes to unaudited condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017 AND FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2018 AND 2017
(Unaudited)

1.	BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION
ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. Extended Stay America, Inc. (the “Corporation”), the parent of ESH REIT, was incorporated in the state of Delaware on July 8, 2013. The Corporation owns, and is expected to continue to own, all of the issued and outstanding Class A common stock of ESH REIT, which, as of September 30, 2018, represents approximately 57% of the outstanding common stock of ESH REIT.
A “Paired Share” consists of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. Each outstanding share of ESH REIT Class B common stock is attached to and trades with one share of Corporation common stock.
As of September 30, 2018, ESH REIT owned and leased 567 hotel properties in 40 U.S. states consisting of approximately 62,700 rooms. As of December 31, 2017, ESH REIT owned and leased 624 hotel properties in 44 U.S. states consisting of approximately 68,600 rooms. The hotels are leased to wholly-owned subsidiaries of the Corporation.
As of September 30, 2018 and December 31, 2017, ESH REIT’s common equity consisted of the following: (i) approximately 250.5 million shares of Class A common stock outstanding (approximately 57% of its common equity), all of which were owned by the Corporation, and (ii) approximately 188.5 million shares and 192.1 million shares of Class B common stock outstanding, respectively, approximately 43% of its common equity.
Paired Share Repurchase Program—In January and February 2018, the Boards of Directors of the Corporation and ESH REIT authorized an extension of the maturity date of the existing combined Paired Share repurchase program through December 31, 2018, and authorized an increase to the amount of the combined Paired Share repurchase program to up to $400 million of Paired Shares, each effective January 1, 2018. Repurchases may be made at management's discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of September 30, 2018, ESH REIT had repurchased and retired approximately 17.0 million ESH REIT Class B common shares for approximately $105.4 million.
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
The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly ESH REIT’s financial position as of September 30, 2018, the results of ESH REIT’s operations and comprehensive income for the three and nine months ended September 30, 2018 and 2017 and changes in equity and cash flows for the nine months ended September 30, 2018 and 2017. Interim results are not necessarily indicative of full year performance because of acquisitions, dispositions and the impact of accounting for contingent rental payments under lease arrangements.
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
Revenue Recognition—ESH REIT’s sole source of revenues is rental revenue derived from leases with subsidiaries of the Corporation. ESH REIT records rental revenues on a straight-line basis as they are earned during the lease terms. Deferred rents receivable from Extended Stay America, Inc. on the accompanying unaudited condensed consolidated balance sheets represent the cumulative difference between straight-line rental revenues recognized and rental revenues contractually due. This amount, approximately $2.3 million as of September 30, 2018, decreased through the remainder of the initial lease terms to zero at October 31, 2018. The leases have been renewed and the minimum and percentage rents have been adjusted to reflect current arms-length terms. Lease rental payments received prior to rendering services are included in unearned rental revenues from Extended Stay America, Inc. on the accompanying unaudited condensed consolidated balance sheets. Contingent rental revenues, specifically percentage rental revenues related to revenues of the leased hotels, are recognized when such amounts are fixed and determinable (i.e., only when percentage rental revenue thresholds have been achieved).
Recently Issued Accounting Standards
Fair Value Measurement—In August 2018, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which modifies the disclosure requirements for fair value measurements in Topic 820, Fair Value Measurement. This update will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, and may be early adopted. ESH REIT does not expect the adoption of this update to have a material effect on its consolidated financial statements.
Compensation—Stock Compensation—In June 2018, the FASB issued an accounting standards update which expands the scope of Topic 718, Stock Compensation to include share-based payments granted to non-employees in exchange for goods or services. The new guidance simplifies the accounting for share-based payments granted to non-employees for goods or services by aligning it with the accounting for share-based payments granted to employees, with certain exceptions. Under the new guidance, non-employee share-based payment awards included within the scope of Topic 718 will be measured at the grant-date fair value of the equity instruments. In addition, classification of non-employee share-based payment awards will be subject to the requirements of Topic 718 unless modified after the good has been delivered and/or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. This approach will eliminate the requirement to reassess classification of such awards upon vesting. This update will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. ESH REIT expects to apply this amendment retrospectively, and does not expect the adoption of this update to have a material effect on its consolidated financial statements.
In May 2017, the FASB issued an accounting standards update that provides guidance about which changes to the terms or conditions of a share-based payment award requires an entity to apply modification accounting. ESH REIT adopted this update on January 1, 2018, using a prospective transition method. The adoption of this update did not have a material effect on ESH REIT’s consolidated financial statements.
Goodwill—In January 2017, the FASB issued an accounting standards update in which the guidance on testing for goodwill was updated to eliminate Step 2 in the determination on whether goodwill should be considered impaired. Annual and/or interim assessments are still required. This update will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, and may be adopted early. ESH REIT expects to apply this amendment prospectively, and does not expect the adoption of this update to have a material effect on its consolidated financial statements.
Statement of Cash Flows—In August and November 2016, the FASB issued accounting standards updates which provide additional clarity on the classification of specific events on the statement of cash flows. These events include debt prepayment and extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, distributions received from equity method investees and beneficial interests in securitization transactions. These updates also require amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts on the statement of cash flows. ESH REIT adopted these updates on January 1, 2018, using a retrospective transition method to each period presented. The adoption of these updates required cash outflows related to debt prepayment and extinguishment costs to be classified as financing activities, which totaled approximately $1.2 million during the nine months ended September 30, 2018. For the nine months ended September 30, 2017, debt modification and extinguishment costs included within net cash provided by operating activities, as originally presented, totaled approximately $1.2 million and have been adjusted. An additional effect of the adoption of these accounting standards was to include restricted cash in the beginning and end of period balances instead of in investing activities, as they were previously. For the nine months ended September 30, 2017, changes in restricted cash included within net cash used in investing activities, as originally presented, was approximately $0.3 million.
Derivatives and Hedging—In August 2017, the FASB issued an accounting standards update which changes the designation and measurement guidance for qualifying hedging relationships and the presentation of hedging results. This update expands and refines hedge accounting and aligns recognition and presentation of its effects within the financial statements. ESH REIT adopted this update on January 1, 2018 and recorded a cumulative-effect adjustment to reclassify a previously recorded loss of approximately $0.7 million from retained earnings to accumulated other comprehensive income. In addition to the cumulative-effect adjustment, impacts of adoption included the elimination of hedge ineffectiveness related to designated interest rate swaps, the presentation of all interest rate hedge related items that impact earnings in the interest expense line item in the consolidated statement of operations and an election to perform qualitative assessments of hedge effectiveness.
Leases—In February 2016, the FASB issued an accounting standards update which introduces a lessee model that requires a right-of-use asset and lease obligation to be presented on the balance sheet for all leases, whether operating or financing. The update eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. The update also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. Since February 2016, the FASB has issued several additional accounting standards updates related to the new lease standard, including to provide various transition methods and optional practical expedients. For example, in July 2018, the FASB issued an accounting standards update which permits an additional (and optional) transition method that allows an entity to report the comparative periods presented in the period of adoption under current U.S. GAAP (ASC 840, Leases). These updates will be effective for interim and annual reporting periods beginning after December 15, 2018.

ESH REIT will adopt these updates on January 1, 2019, and expects to elect the following optional practical expedients related to (i) the identification and classification of leases that commenced before the effective date, (ii) initial direct costs for leases that commenced before the effective date, (iii) the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset, (iv) land easements, and (v) the evaluation of components of a contract. The election to apply these practical expedients means ESH REIT will continue to account for leases that commenced before the effective date in accordance with current U.S. GAAP unless the lease is modified, except that ESH REIT will recognize a right-of-use asset and a lease liability for all operating leases based on the present value of the remaining minimum rental payments that are disclosed under current U.S. GAAP.
ESH REIT is evaluating whether it will adopt the additional transition method described above, the result of which would be to apply the new lease standard at the adoption date. If such transition method is elected, ESH REIT’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be presented in accordance with current U.S. GAAP.
As of September 30, 2018, using its incremental borrowing rate with respect to the future minimum lease payments under its operating leases, ESH REIT has preliminarily estimated that the lease liability would be between approximately $6.0 million and $10.0 million and the right of use asset would be between approximately $0.5 million and $4.5 million, which includes adjustments for accrued lease payments, above market lease liabilities and lease incentives. ESH REIT does not expect the adoption of these updates to have a material effect on its unaudited condensed consolidated statements of operations or cash flows.
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
The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$8,821	$28,486	$47,592	$7,646
Less preferred dividends	(4)	(4)	(12)	(12)
Net income available to ESH Hospitality, Inc. common shareholders	$8,817	$28,482	$47,580	$7,634
Class A:
Net income available to ESH Hospitality, Inc. Class A common shareholders - basic	$5,027	$16,112	$27,077	$4,360
Amounts attributable to ESH Hospitality, Inc. Class B shareholders assuming conversion	(5)	(37)	(26)	—
Net income available to ESH Hospitality, Inc. Class A common shareholders - diluted	$5,022	$16,075	$27,051	$4,360
Class B:
Net income available to ESH Hospitality, Inc. Class B common shareholders - basic	$3,790	$12,370	$20,503	$3,274
Amounts attributable to ESH Hospitality, Inc. Class B shareholders assuming conversion	5	37	26	—
Net income available to ESH Hospitality, Inc. Class B common shareholders - diluted	$3,795	$12,407	$20,529	$3,274
Denominator:
Class A:
Weighted average number of ESH Hospitality, Inc. Class A common shares outstanding - basic and diluted	250,494	250,494	250,494	250,494
Class B:
Weighted average number of ESH Hospitality, Inc. Class B common shares outstanding - basic	188,822	192,357	189,681	193,399
Dilutive securities	431	974	430	—
Weighted average number of ESH Hospitality, Inc. Class B common shares outstanding - diluted	189,253	193,331	190,111	193,399
Net income per ESH Hospitality, Inc. common share - Class A - basic	$0.02	$0.06	$0.11	$0.02
Net income per ESH Hospitality, Inc. common share - Class A - diluted	$0.02	$0.06	$0.11	$0.02
Net income per ESH Hospitality, Inc. common share - Class B - basic	$0.02	$0.06	$0.11	$0.02
Net income per ESH Hospitality, Inc. common share - Class B - diluted	$0.02	$0.06	$0.11	$0.02
Anti-dilutive securities excluded from net income per common share - Class B - diluted	—	—	—	602

4.	HOTEL ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
On May 30, 2018, ESH REIT acquired a hotel from Legacy Rock Hill, LLC for cash consideration of approximately $13.0 million. Other than ordinary components of prorated net working capital, no liabilities were assumed in the purchase. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations, which requires that the consideration be allocated to acquired assets and assumed liabilities based on their acquisition date fair values. The vast majority of the purchase price was allocated to building and improvements. Legal, professional and other costs directly related to the acquisition were approximately $(0.1) million and $0.2 million for the three and nine months ended September 30, 2018, respectively, and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
The purchase price allocation among the assets acquired is as follows (in thousands, except for estimated useful lives):

	Amount	Estimated Useful Life
Land and site improvements	$1,397	3-20 years
Building and improvements	10,488	4-49 years
Furniture, fixtures and equipment	1,115	2-10 years
Total purchase price	$13,000
The acquired hotel contributed total rental revenues of approximately $0.3 million and $0.4 million for the three and nine months ended September 30, 2018, respectively and income from operations of $0.1 million and $0.2 million for the three and nine months ended September 30, 2018, respectively. Prior to its acquisition by ESH REIT, the hotel opened in late 2017.
DISPOSITIONS
2018 Dispositions—In September 2018, ESH REIT sold 32 hotels in two separate transactions for $122.6 million. The carrying value of these hotels, including net working capital and allocable goodwill, was approximately $146.1 million. These transactions resulted in a total loss on sale of approximately $25.5 million, net of closing costs and adjustments, which is reported in loss on sale of hotel properties during the three and nine months ended September 30, 2018 in the accompanying unaudited condensed consolidated statements of operations.
In February 2018, ESH REIT sold 25 hotels for approximately $112.1 million. The carrying value of these hotels, including net working capital and allocable goodwill, was approximately $107.2 million. In March 2018, ESH REIT sold one additional hotel for approximately $44.8 million. The carrying value of the hotel, including allocable goodwill, was approximately $13.2 million. These transactions resulted in a total gain on sale of approximately $35.2 million, net of closing costs and adjustments, which is reported in gain on sale of hotel properties during the nine months ended September 30, 2018 in the accompanying unaudited condensed consolidated statements of operations.
2017 Dispositions—In May 2017, ESH REIT sold its three Extended Stay Canada-branded hotels for 67.4 million Canadian dollars, or approximately $49.0 million. ESH REIT's carrying value of the hotels, including net working capital and allocable goodwill, net of an impairment charge recorded prior to sale, was approximately 51.2 million Canadian dollars, or approximately $37.3 million prior to the evaluation of existing foreign currency translation loss. Due to the fact that ESH REIT's Canadian subsidiary liquidated substantially all of its assets, approximately $12.5 million of accumulated foreign currency translation loss was recognized at the time of sale. This charge more than fully offset the Canadian subsidiary's gain on sale, which resulted in a loss on sale of the Canadian hotels of approximately $1.5 million, net of closing costs and adjustments. In May and December 2017, ESH REIT sold two additional hotels for approximately $21.4 million. The carrying value of these hotels, including net working capital and allocable goodwill, was approximately $11.0 million, resulting in a net gain on sale of approximately $10.1 million, net of closing costs and adjustments.

None of the above dispositions were reported as discontinued operations. The table below summarizes the hotel dispositions described above (in thousands, except number of hotels and number of rooms):

Year	Brand	Location	Month Sold	Number of Hotels	Number of Rooms	Net Proceeds	(Loss) Gain Recognized
2018	Extended Stay America	Various	September	16	1,680	$60,710	$(16,704)
2018	Extended Stay America	Various	September	16	1,776	$58,144	$(8,760)
2018	Extended Stay America	Various	February	25	2,430	$111,156	$4,227
2018	Extended Stay America	Texas	March	1	101	$44,090	$30,992
2017	Extended Stay America	Colorado	December	1	160	$15,985	$11,836
2017	Extended Stay Canada	Canada	May	3	500	$43,551	$(1,507)	(1)
2017	Other	Massachusetts	May	1	103	$5,092	$(1,767)
________________________________

(1)
Due to the fact that ESH REIT's Canadian subsidiary liquidated substantially all of its assets, approximately $12.5 million of accumulated foreign currency translation loss was recognized at the time of sale. An impairment charge of approximately $15.0 million was recorded prior to sale.

During the three and nine months ended September 30, 2018 and 2017, the disposed hotel properties contributed rental revenues, total operating expenses and income (loss) before income tax expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Rental revenues from Extended Stay America, Inc.	$8,140	$10,063	$19,294	$28,165
Total operating expenses	2,697	6,627	10,320	35,792	(1)
Income (loss) before income tax expense	5,443	3,750	8,974	(7,000)	(1)
_________________________________

(1)	Includes impairment charge of approximately $15.0 million related to three Canadian hotels.

5.	PROPERTY AND EQUIPMENT
Net investment in property and equipment as of September 30, 2018 and December 31, 2017, consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Hotel properties:
Land and site improvements	$1,232,336	$1,289,152
Building and improvements	2,770,943	2,970,404
Furniture, fixtures and equipment	654,626	655,120
Total hotel properties	4,657,905	4,914,676
Development in process	31,730	2,453
Undeveloped land parcel	1,675	1,675
Total cost	4,691,310	4,918,804
Less accumulated depreciation	(1,192,039)	(1,143,164)
Property and equipment, net	$3,499,271	$3,775,640
As of September 30, 2018, development in process consists of nine land parcels which are in various phases of construction and/or development. Additionally, in September 2018, ESH REIT acquired a hotel under construction from Legacy Greenville, LLC for cash consideration of approximately $12.3 million. Because the hotel had not opened at the date of acquisition, the transaction was accounted for as an acquisition of assets rather than a business combination under ASC 805, Business Combinations. The hotel is expected to open in the fourth quarter of 2018. As of September 30, 2018, these assets are included in development in process.

No impairment charges were recognized during the three and nine months ended September 30, 2018, or during the three months ended September 30, 2017. During the nine months ended September 30, 2017, using Level 3 unobservable inputs and, in certain instances, using Level 2 observable inputs, ESH REIT recognized approximately $15.0 million of impairment charges related to its Canadian hotels.
Quantitative information with respect observable inputs consists of non-binding bids or, in certain instances, binding agreements to sell a hotel or portfolio of hotels to one or more third parties. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of revenues, expenses and hotel-related cash flows based on assumed long-term growth rates, demand trends, expected future capital expenditures and estimated discount rates. These assumptions are based on ESH REIT's historical data and experience, budgets, industry projections and micro and macro general economic condition projections.
The estimation and evaluation of future cash flows, in particular the holding period for real estate assets and asset composition and/or concentration within real estate portfolios, relies on judgments and assumptions regarding holding period, current and future operating and economic performance, and current and future market conditions. It is possible that such judgments and/or estimates will change; if this occurs, ESH REIT may recognize impairment charges or losses on sale of hotel properties in future periods reflecting either changes in estimate, circumstance or the estimated market value of its assets.

6.	DEBT
Summary—ESH REIT’s outstanding debt, net of unamortized debt discount and unamortized deferred financing costs, as of September 30, 2018 and December 31, 2017, consists of the following (dollars in thousands):

	Stated Amount(1)		Carrying Amount				Unamortized Deferred Financing Costs					Interest Rate
Loan			September 30, 2018		December 31, 2017		September 30, 2018		December 31, 2017		Stated Interest Rate	September 30, 2018		December 31, 2017	Maturity Date
Term loan facility
2016 Term Facility	$1,300,000	(2)	$1,210,079	(3)	$1,278,545	(3)	$11,110		$13,433		LIBOR(4) + 2.00%	3.99%	(4)	3.69%	8/30/2023	(1), (6)
Senior notes
2025 Notes	1,300,000		1,291,342	(5)	1,290,356	(5)	18,583		20,700		5.25%	5.25%		5.25%	5/1/2025
Revolving credit facility
2016 Revolving Credit Facility	350,000	(2)	—		—		1,607	(7)	2,020	(7)	LIBOR + 2.75%	N/A		N/A	8/30/2021
Unsecured Intercompany Facility
Unsecured Intercompany Facility	75,000	(8)	—		—		—		—		5.00%	5.00%		5.00%	8/30/2023
Total			$2,501,421		$2,568,901		$31,300		$36,153

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

(3)	The 2016 Term Facility is presented net of an unamortized debt discount of approximately $4.6 million and $5.3 million as of September 30, 2018 and December 31, 2017, respectively.

(4)	$300.0 million of the 2016 Term Facility is subject to an interest rate swap at a fixed rate of 1.175% as of September 30, 2018 (see Note 7).

(5)	The 2025 Notes (as defined below) are presented net of an unamortized debt discount of approximately $8.7 million and $9.6 million as of September 30, 2018 and December 31, 2017, respectively.

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

(8)
As of September 30, 2018, no amounts were outstanding under the Unsecured Intercompany Facility. ESH REIT is able to borrow under the Unsecured Intercompany Facility an amount up to $300.0 million, plus additional amounts, in each case subject to certain conditions (see Note 9).

ESH REIT Credit Facilities
On August 30, 2016, ESH REIT entered into a credit agreement, as may be amended and supplemented from time to time, providing for senior secured credit facilities (collectively, the “2016 ESH REIT Credit Facilities”) consisting of a $1,300.0 million senior secured term loan facility (as amended and supplemented from time to time, the “2016 Term Facility”) and a $350.0 million senior secured revolving credit facility (as amended and supplemented from time to time, the “2016 ESH REIT Revolving Credit Facility”). Subject to the satisfaction of certain criteria, borrowings under the 2016 ESH REIT Credit Facilities may be increased by an amount of up to $600.0 million, plus additional amounts, so long as, after giving effect to the incurrence of such incremental facility and the application of proceeds thereof, its pro-forma senior loan-to-value ratio is less than or equal to 45%.
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

The 2016 ESH REIT Credit Facilities contain a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends and distributions, make certain investments and other restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, sell assets or merge, consolidate or transfer all or substantially all of their assets. The 2016 ESH REIT Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases and management agreements. If an event of default occurs, the administrative agent is entitled to take various actions, including the acceleration of amounts due under the 2016 ESH REIT Credit Facilities and additional actions that a secured creditor is permitted to take following a default. As of September 30, 2018, ESH REIT was in compliance with all covenants under the 2016 ESH REIT Credit Facilities.
2016 Term Facility—In May 2018, ESH REIT entered into a third amendment to the 2016 Term Facility (such amendment, the “Third Repricing Amendment”). The 2016 Term Facility bears interest at a rate equal to (i) LIBOR plus 1.75% for any period during which ESH REIT maintains a public corporate family rating better than or equal to BB (with a stable or better outlook) from S&P and Ba3 (with a stable or better outlook) from Moody's (a “Level 1 Period”) or LIBOR plus 2.00% for any period other than a Level 1 Period; or (ii) a base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50% or (C) the one-month adjusted LIBOR rate plus 1.00%) plus 0.75% during a Level 1 Period or 1.00% for any period other than a Level 1 Period. The 2016 Term Facility amortizes in equal quarterly installments in amounts equal to 0.25% of the aggregate principal amount such loan outstanding on the Third Repricing Amendment effective date, or approximately $12.2 million per year. The remaining balance is payable at maturity. In addition to scheduled amortization, subject to certain exceptions, mandatory prepayments of up to 50% of annual Excess Cash Flow, as defined, may be required based on ESH REIT's Consolidated Total Net Leverage Ratio, as defined. Annual mandatory prepayments are due during the first quarter of the following year. No mandatory prepayments were required in the first quarter of 2018 based on ESH REIT's Excess Cash Flow for the year ended December 31, 2017. The 2016 Term Facility matures on August 30, 2023.
ESH REIT has the option to voluntarily prepay outstanding loans under the 2016 Term Facility at any time upon three business days’ prior written notice for LIBOR loans or on one business day’s prior written notice for base rate loans. In February 2018, ESH REIT made a voluntary prepayment of $60.0 million and wrote off approximately $0.6 million of deferred financing costs related to the prepayment. In addition to customary “breakage” costs with respect to LIBOR loans, amounts refinanced, substituted or replaced by indebtedness which has a lower all-in yield than the all-in yield under the 2016 Term Facility on or prior to November 22, 2018 (other than as a result of a change of control, a significant acquisition or a transformative transaction) are subject to a prepayment penalty equal to 1.00% of the aggregate principal amount refinanced, substituted or replaced. Prepayments made after November 22, 2018 are not subject to a prepayment penalty.

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

In addition to paying interest on outstanding principal, ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance. ESH REIT is also required to pay customary letter of credit fees and agency fees. As of September 30, 2018, ESH REIT had no letters of credit outstanding under the facility and available borrowing capacity of $350.0 million.

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
The Indenture contains a number of customary covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, create certain liens, pay dividends or distributions, make certain investments and other restricted payments, enter into affiliate transactions, sell assets or merge, consolidate or transfer all or substantially all of their assets. The Indenture also contains certain customary events of default, including, but not limited to, cross-defaults to certain other indebtedness. If an event of default occurs, the holders of the Notes and the Trustee are entitled to take various actions, including declaring the 2025 Notes immediately due and payable. As of September 30, 2018, ESH REIT was in compliance with all covenants set forth in the Indenture.
Unsecured Intercompany Facility
On August 30, 2016, ESH REIT, as borrower, and the Corporation, as lender, entered into an unsecured intercompany credit facility (the “Unsecured Intercompany Facility”), under which ESH REIT borrowed $75.0 million from the Corporation upon the facility's closing. As of September 30, 2018 and December 31, 2017, the amount outstanding under the facility was $0. Subject to certain conditions, the principal amount of the Unsecured Intercompany Facility may be increased up to an amount that shall not exceed the greater of (i) $300.0 million and (ii) an unlimited amount so long as the incremental loan-to-value ratio, determined on a pro-forma basis as of the last day of the most recently ended test period, as if any incremental loans available under such incremental commitments had been outstanding on the last day of such period, and, in each case, without netting the cash proceeds of any such incremental loans, does not exceed 5.0%. Loans under the facility bear interest at 5.0% per annum. There is no scheduled amortization and the facility matures on August 30, 2023. ESH REIT has the option to voluntarily prepay outstanding loans at any time upon one business day’s prior written notice.
The Unsecured Intercompany Facility contains a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends or distributions, make certain investments and other restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, sell assets or merge, consolidate or transfer all or substantially all of their assets. The facility contains certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases and management agreements. If an event of default occurs, the Corporation is entitled to take various actions, including the acceleration of amounts due under the facility and all other actions that a creditor is permitted to take following a default. As of September 30, 2018, ESH REIT was in compliance with all covenants under the Unsecured Intercompany Facility.
Interest Expense, net—The components of net interest expense during the three and nine months ended September 30, 2018 and 2017, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Contractual interest	$28,978	$29,810	$86,730	$89,970
Amortization of deferred financing costs and debt discount	1,969	1,997	5,926	5,991
Debt extinguishment and other costs	199	313	2,306	1,830
Interest Income	(215)	(4)	(252)	(12)
Total	$30,931	$32,116	$94,710	$97,779
Future Maturities of Debt—The future maturities of debt as of September 30, 2018, are as follows (in thousands):

Years Ending December 31,
Remainder of 2018	$3,052
2019	12,207	(1)
2020	12,207	(1)
2021	12,207	(1)
2022	12,207	(1)
Thereafter	2,462,764	(1)
Total	$2,514,644
______________________

(1)
Under the 2016 Term Facility, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required. Annual mandatory prepayments for the year are due during the first quarter of the following year. No mandatory prepayments were required in the first quarter of 2018 based on ESH REIT's Excess Cash Flow for the year ended December 31, 2017.

Fair Value of Debt—As of September 30, 2018 and December 31, 2017, the estimated fair value of ESH REIT’s debt was approximately $2.5 billion and $2.6 billion, respectively. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available, to the stated interest rates and spreads on ESH REIT’s debt.

7.	DERIVATIVE INSTRUMENTS
In September 2016, ESH REIT entered into a floating-to-fixed interest rate swap, as amended and supplemented from time to time, at a fixed rate of 1.175% and a floating rate of one-month LIBOR to manage its exposure to interest rate risk on a portion of its 2016 Term Facility. The notional amount of the interest rate swap as of September 30, 2018 was $300.0 million. The notional amount decreases by an additional $50.0 million every six months until the swap's maturity in September 2021.
On January 1, 2018, ESH REIT adopted ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which changes the designation and measurement guidance for qualifying hedging relationships as well as the presentation of hedging results, and as a result recorded a cumulative-effect adjustment to reclassify a previously recorded loss of approximately $0.7 million from retained earnings to accumulated other comprehensive income. For the three and nine months ended September 30, 2018, ESH REIT received proceeds of approximately $0.8 million and $1.9 million that offset interest expense, respectively, and recorded interest (income) expense of approximately $(0.1) million and $0.8 million for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, approximately $3.9 million is expected to be recognized through earnings over the following twelve months.

The table below presents the amounts and classification on ESH REIT's financial statements related to the interest rate swap (in thousands):

	Other assets	Accumulated other comprehensive income, net of tax		Other non-operating income	Interest expense, net
As of September 30, 2018	$8,328	$8,327	(1)
As of December 31, 2017	$6,387	$7,038	(2)
For the three months ended September 30, 2018				$—	$(803)
For the three months ended September 30, 2017				$104	$(66)
For the nine months ended September 30, 2018				$—	$(1,888)
For the nine months ended September 30, 2017				$356	$807
_______________________________

(1)	Changes during the nine months ended September 30, 2018, consisted of changes in fair value of $1.9 million and cumulative-effect adjustment of $(0.7) million.

(2)
Changes during the year ended December 31, 2017, consisted of changes in amortization of accumulated other comprehensive income prior to hedge de-designation of $0.7 million and removal of a previous LIBOR floor of approximately $(0.3) million.

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
ESH REIT recorded a provision for state and foreign income taxes of approximately $0.1 million for the three months ended September 30, 2018, an effective rate of approximately 0.5%, as compared with a provision of approximately $0.2 million for the three months ended September 30, 2017, an effective rate of approximately 0.7%. ESH REIT recorded a provision for state and foreign income taxes of approximately $0.8 million for the nine months ended September 30, 2018, an effective rate of approximately 1.6%, as compared with a provision of approximately $0.4 million for the nine months ended September 30, 2017, an effective rate of approximately 5.4%. ESH REIT's effective rate differs from the federal statutory income tax rate of 21% primarily due to ESH REIT's status as a REIT under the provisions of the Code. During the three and nine months ended September 30, 2017, ESH REIT's annual effective tax rate included the impact of ESH REIT's income being subject to Canadian income tax.
ESH REIT’s income tax returns for the years 2015 to present are subject to examination by the Internal Revenue Service and other tax returns for the years 2013 to present are subject to examination by other taxing authorities.

9.	RELATED PARTY TRANSACTIONS
Revenues and Overhead Expenses
Leases and Rental Revenues—During the three and nine months ended September 30, 2018, ESH REIT’s revenues were derived from three leases. Prior to the sale of its Canadian branded hotels in May 2017, ESH REIT's revenues were derived from four leases. The counterparty to each lease agreement is a subsidiary of the Corporation. Fixed minimum rental revenues are recognized on a straight-line basis. For the three months ended September 30, 2018 and 2017, ESH REIT recognized fixed rental revenues of approximately $111.6 million and $114.7 million, respectively. For the nine months ended September 30, 2018 and 2017, ESH REIT recognized fixed rental revenues of approximately $336.0 million and $346.4 million, respectively. Due to the fact that percentage rental revenue thresholds specified in the leases were achieved during the second and third quarters of 2018 and 2017, ESH REIT recognized percentage rental revenues of approximately $31.3 million and approximately $28.7 million for the three months ended September 30, 2018 and 2017, respectively, and approximately $31.8 million and $28.9 million for the nine months ended September 30, 2018 and 2017, respectively.

Each lease agreement has an initial term that expires on October 31, 2018, and has been renewed for a five-year term that expires in October 2023. Upon renewal, the minimum and percentage rents were adjusted to reflect current arms-length terms.
Overhead Expenses—A wholly-owned subsidiary of the Corporation incurs costs under a services agreement between the Corporation and ESH REIT for certain overhead services performed on the entities' behalf. The services relate to executive management, accounting, financial analysis, training and technology. For the three months ended September 30, 2018 and 2017, ESH REIT incurred approximately $2.2 million and $2.4 million, respectively, and for each of the nine months ended September 30, 2018 and 2017, ESH REIT incurred approximately $7.4 million related to this agreement, which is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The expenses ESH REIT incurred under this services agreement include expenses related to certain employees that participate in the Corporation’s long-term incentive plan. Such charges were approximately $0.2 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively, and $0.7 million and $1.6 million for the nine months ended September 30, 2018 and 2017, respectively.
Debt and Equity Transactions
Unsecured Intercompany Facility—As of September 30, 2018 and December 31, 2017, there were no outstanding balances owed by ESH REIT to the Corporation under the Unsecured Intercompany Facility. ESH REIT incurred interest expense of $0 and $0.6 million during the three months ended September 30, 2018 and 2017, respectively, and $0 and $1.9 million during the nine months ended September 30, 2018 and 2017, respectively, related to the Unsecured Intercompany Facility. ESH REIT is able to borrow under the Unsecured Intercompany Facility an amount up to $300.0 million, plus additional amounts, in each case subject to certain conditions (see Note 6).
Distributions—The Corporation owns all of the Class A common stock of ESH REIT, which represents approximately 57% of the outstanding shares of common stock of ESH REIT. During the three and nine months ended September 30, 2018, ESH REIT paid distributions of approximately $45.1 million and $122.7 million, respectively, to the Corporation in respect of the Class A common stock of ESH REIT. During the three and nine months ended September 30, 2017, ESH REIT paid distributions of approximately $35.1 million and $107.7 million, respectively, to the Corporation in respect of the Class A common stock of ESH REIT.
Issuance of Common Stock—In September 2018 and 2017, ESH REIT issued and was compensated approximately $0.3 million and $0.2 million, respectively, for approximately 0.1 million shares of Class B common stock, each of which was attached to a share of Corporation common stock to form a Paired Share, used to settle vested restricted stock units ("RSUs"). In March 2018 and 2017, ESH REIT issued and was compensated approximately $2.3 million and $1.7 million, respectively, for approximately 0.3 million shares of Class B common stock, each of which was attached to a share of Corporation common stock to form a Paired Share, used to settle vested RSUs. Additionally, in September and March 2018, ESH REIT issued and was compensated approximately $0.1 million for approximately 9,000 shares and 5,100 shares, respectively, of Class B common stock issued during the nine months ended September 30, 2018, each of which was attached to a share of Corporation common stock to form a Paired Share, given to certain Corporation board members in lieu of cash payment for their services.
As of September 30, 2018, the Corporation has granted a total of approximately 0.9 million RSUs, whereby, as a counterparty to these outstanding RSUs, ESH REIT is expected to issue and be compensated in cash for approximately 0.9 million shares of Class B common stock of ESH REIT in future periods, assuming performance-based and market-based awards vest at 100% and no forfeitures.

Related Party Balances
Related party transaction balances as of September 30, 2018 and December 31, 2017, include the following (in thousands):

	September 30, 2018	December 31, 2017
Leases:
Rents receivable(1)	$21,300	$3,704
Deferred rents receivable(2)	$2,315	$24,388
Unearned rental revenues(1)	$(183,695)	$(40,523)

Working capital and other:
Ordinary working capital(3)	$(12,457)	$(8,441)
Equity awards (payable) receivable(4)	(144)	1,386
Total working capital and other(5)	$(12,601)	$(7,055)
______________________

(1)
Rents receivable relate to percentage rents. As of September 30, 2018, unearned rental revenues consisted of percentage rents of approximately $146.0 million and fixed minimum rents of approximately $37.7 million. As of December 31, 2017, unearned rental revenues consisted of fixed minimum rents.

(2)
Revenues recognized in excess of cash rents received. Amount will decrease over the initial lease terms to zero. Upon renewal, the minimum and percentage rents were adjusted to reflect current arms-length terms.

(3)	Represents disbursements and/or receipts made by the Corporation or ESH REIT on the other entity's behalf. Includes overhead costs incurred by the Corporation on ESH REIT's behalf.

(4)	Represents amounts related to restricted stock units not yet settled or issued.

(5)	Outstanding balances are typically repaid within 30 days.

10.	COMMITMENTS AND CONTINGENCIES
Lease Commitments—ESH REIT is a tenant under long-term ground leases at three of its hotel properties as of September 30, 2018. The current terms of the ground lease agreements terminate at various dates between 2021 and 2096, and include multiple renewal options for generally five or ten year periods. During the second quarter of 2018, ESH REIT exercised its option to purchase one of its former ground leased properties, and the transaction closed during the third quarter of 2018. Rent expense on ground leases is recognized on a straight-line basis and was approximately $0.4 million for each of the three months ended September 30, 2018 and 2017 and approximately $1.1 million for each of the nine months ended September 30, 2018 and 2017. Ground lease expense is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.
Other Commitments—ESH REIT has a commitment to make quarterly payments in lieu of taxes to the owner of the land on which one of its properties is located. The initial term of the agreement terminates in 2031. The cost related to this commitment was approximately $0.1 million for each of the three months ended September 30, 2018 and 2017 and approximately $0.2 million for each of the nine months ended September 30, 2018 and 2017, and is included in hotel operating expenses in the accompanying unaudited condensed consolidated statements of operations.
Paired Share Repurchase Commitment—As of September 30, 2018, ESH REIT agreed to repurchase approximately 7,500 Class B common shares for approximately $0.1 million for which settlement had not yet occurred.
Legal Contingencies—On February 13, 2018, ESH REIT learned that a default judgment had been entered against it and certain of its affiliates on March 16, 2017 in the State Court of Gwinnett County, Georgia in an action entitled Sweeting v. Extended Stay America, Inc. et al., Case No. 16-C-06630-S4. The case is one of two personal injury actions arising out of the death of a child, brought by the child’s estate and personal representative, and brought by the child’s mother, respectively. The first action is currently pending. A default judgment was entered in the second case due to an inadvertent error in responding to service of process. ESH REIT filed motions to open the default and set aside the judgment. On October 19, 2018, the court granted ESH REIT's motion to open the default and set aside the judgement.
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
On October 31, 2018, the Board of Directors of ESH REIT declared a cash distribution of $0.14 per share for the third quarter of 2018 on its Class A and Class B common stock. The distribution is payable on November 29, 2018 to shareholders of record as of November 15, 2018.
Subsequent to September 30, 2018, ESH REIT repurchased and retired its respective portion of approximately 0.2 million ESH REIT Class B common shares for approximately $1.6 million.
The initial term of the lease agreements between the Operating Lessees and subsidiaries of ESH REIT expires on October 31, 2018. In connection with the five-year renewal of these agreements, the Operating Lessees and the subsidiaries of ESH REIT entered into amended leases effective November 1, 2018, and adjusted the minimum and percentage rents to reflect current arms-length terms.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc. included in Item 1 in this combined quarterly report on Form 10-Q.
Background and Certain Defined Terms
The following defined terms relate to the corporate structure of the Corporation (as defined below) and ESH REIT (as defined below), company-wide initiatives and lodging industry operating metrics. Unless otherwise indicated or the context requires:

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

•
ESH Strategies means ESH Hospitality Strategies LLC, a Delaware limited liability company and wholly-owned subsidiary of the Corporation, and one of its subsidiaries, ESH Strategies Branding LLC, a Delaware limited liability company, which owns the intellectual property related to our businesses and licenses it to the Operating Lessees and ESH Strategies Franchise (as defined below).

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

•
Operating Lessees means the wholly-owned subsidiaries of the Corporation that each lease a group of hotels from ESH REIT and, as stipulated under each lease agreement, operate the Company-owned hotels.

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

•	System-wide hotels means all hotels that are operated under the Extended Stay America brand and that are owned, franchised and/or managed by the Company.

•
Third party intermediaries means unaffiliated third-party distribution channels that sell hotel inventory, including ours, for a fee on the internet. Third party intermediaries currently include Expedia.com and Booking.com (and their respective affiliated brands and distribution channels, such as Priceline, Hotwire, Kayak and Trivago) and may in the future include search engines such as Google and alternative lodging suppliers such as Airbnb and HomeAway. Third-party intermediaries also include specialized intermediaries that locate and reserve hotel rooms for corporate lodgers.

The following discussion may contain forward-looking statements. Actual results may differ materially from those suggested by any forward-looking statements for various reasons, including those discussed in “Risk Factors” in our combined annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2018, and “Cautionary Note Regarding Forward-Looking Statements” contained herein. Those sections expressly qualify any subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf.
We present below separate results of operations for each of the Company and ESH REIT. Our assets and operations, other than ownership of our hotel properties (which are owned by ESH REIT), are held directly by the Corporation and operated as an integrated enterprise. The Corporation owns all of the issued and outstanding shares of Class A common stock of ESH REIT, representing approximately 57% of the outstanding common stock of ESH REIT. Due to its controlling interest in ESH REIT, the Corporation consolidates the financial position, results of operations, comprehensive income and cash flows of ESH REIT.
Overview
We are the largest integrated owner/operator of company-branded hotels in North America. Our business operates in the extended stay segment of the lodging industry, and as of September 30, 2018, we owned and operated 567 hotel properties consisting of approximately 62,700 rooms located in 40 states across the United States and franchised or managed 59 hotel properties for third parties consisting of approximately 6,200 rooms located in various states. All 626 system-wide hotels currently operate under the Extended Stay America brand, which serves the mid-price extended stay segment, and accounts for approximately 41% of the segment by number of rooms in the United States.
Extended Stay America branded hotels are designed to provide an affordable and attractive alternative to traditional lodging or apartment accommodations and are targeted toward self-sufficient, value-conscious guests who need lodging for more than a week. Guests include business travelers, leisure travelers, professionals on temporary work or training assignments, persons relocating, temporarily displaced or purchasing a home and anyone else in need of temporary housing.
For the twelve months ended September 30, 2018, approximately 36.9%, 21.2% and 41.9% of our owned hotel room revenues were derived from guests with stays from 1-6 nights, 7-29 nights and 30 or more nights, respectively. For the twelve months ended September 30, 2018, approximately 29.9% of our owned hotel room revenues were derived from property-direct reservations, approximately 24.4% were derived from our central call center, approximately 17.6% were derived from our own proprietary website, approximately 23.8% were derived from third party intermediaries and approximately 4.3% were derived from travel agency global distribution systems.
We seek to drive our competitive advantage by targeting our product offering to an underserved market segment and by driving economies of scale through our national distribution and concentration of multiple hotels in individual markets. We focus on continually improving our product and service, improving marketing efforts and driving ADR. In addition to owning and operating hotels, we have increased, and plan to continue to increase, our distribution through the creation of a fee-based income stream by franchising our brand name to third parties and, in some instances, managing these hotels on behalf of our franchisees. We also seek to increase our efficiency and the overall quality of our real estate portfolio by selling non-strategic hotels over time, in some cases franchising our brand name to, or managing sold hotels for, the buyers. Through the combination of our business model, which we believe maximizes cost efficiency, our efficient capital structure and the real estate and development initiatives listed below, we intend to drive superior cash flow and return value to our shareholders. Our current and future plans include some or all of the following:

•	continuing to invest capital in our hotels, both on an ongoing basis and through future cyclical renovation programs, where justified by anticipated returns on investment;

•	repurposing and/or rebuilding certain of our hotel properties;

•	building new Extended Stay America hotel properties which we expect to own and operate;

•	selling non-strategic hotels to buyers that we expect will franchise the Extended Stay America brand from us and for whom we may perform management or other services;

•	converting existing hotels to the Extended Stay America brand, either as franchises or on our own balance sheet;

•	franchising the Extended Stay America brand to newly-constructed hotel properties owned by third parties for whom we may perform management or other services; and

•	acquiring additional hotel properties.

Hotel Acquisitions

In September 2018, we acquired a 107-room hotel under construction for approximately $12.3 million. This hotel is expected to open in the fourth quarter of 2018. In May 2018, we acquired a 115-room hotel for approximately $13.0 million and converted the hotel to an Extended Stay America branded hotel. The hotel opened in late 2017.
Hotel Dispositions
In September 2018, we sold 32 hotels in two separate transactions for $122.6 million. The Company and ESH REIT recognized gains (losses) on these sales of approximately $3.8 million and approximately ($25.5) million, respectively, during the three and nine months ended September 30, 2018. We franchise each of these independently-managed hotels pursuant to a 20-year franchise agreement.
In March 2018, we sold one hotel for approximately $44.8 million. The Company and ESH REIT recognized gains on sale of approximately $31.1 million and $31.0 million, respectively, during the three months ended March 31, 2018. We manage this hotel pursuant to a management agreement expected to terminate on or before March 30, 2019.
In February 2018, we sold 25 hotels for approximately $112.1 million. The Company and ESH REIT recognized gains on sale of approximately $6.8 million and $4.2 million, respectively, during the three months ended March 31, 2018. We manage these hotels under a 20-year management agreement, with the option for the third-party owner to convert the hotels to independently-managed franchises after two years.
In December 2017, we sold one hotel for approximately $16.0 million. The Company and ESH REIT recognized gains on sale of approximately $11.9 and $11.8 million, respectively, during the fourth quarter of 2017. We manage this hotel pursuant to a management agreement expected to terminate in the fourth quarter of 2018 or the first quarter of 2019.
In May 2017, we sold four hotels for approximately $60.7 million. The Company and ESH REIT recognized losses on sale of approximately $(1.9) million and $(3.3) million, respectively, during the three and six months ended June 30, 2017. We managed certain of these hotels from the date of sale through the first quarter of 2018.
Pending Hotel Dispositions
The Company expects to complete the sale of 14 hotels in November 2018, upon and subject to the completion of customary due diligence and satisfaction or waiver of certain closing conditions. We expect to franchise each of these independently-managed hotels pursuant to a franchise agreement.
Hotel Pipeline
As of September 30, 2018, the Company had a pipeline of 52 hotels, which consisted of the following:

Company Owned Pipeline & Recently Opened Hotels as of September 30, 2018
Under Option		Pre-Development		Under Construction		Total Pipeline		Opened YTD
# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms
8	992	8	1,016	2	231	18	2,239	1	115

Third Party Pipeline & Recently Opened Hotels as of September 30, 2018
Commitments		Applications		Executed		Total Pipeline		Opened YTD
# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms
27	3,348	6	744	1	124	34	4,216	0	0

Definitions
Under Option	Locations with a signed purchase and sale agreement
Pre-Development	Land purchased, permitting and/or site work
Under Construction	Hotel is under construction
Commitments	Signed commitment to build a certain number of hotels by a third-party
Applications	Third-party filed franchise application with deposit
Executed	Franchise application approved, various stages of pre-development and/or under construction

Understanding Our Results of Operations—The Company
Revenues and Expenses. The Company’s revenues are derived from hotel ownership/operations and the franchise and management of hotels owned by third parties. Hotel operating expenses account for the largest portion of the Company’s operating expenses and reflect ongoing expenses associated with the ownership and operation of our hotels.
The following table presents the components of the Company’s revenues as a percentage of our total revenues for the nine months ended September 30, 2018:

Percentage of 2018 Year to Date Revenues
• Room revenues. Room revenues are driven primarily by ADR and occupancy. Pricing policy and customer mix are significant drivers of ADR. Due to our relatively high occupancy levels, our primary focus is on increasing RevPAR by increasing ADR. For the nine months ended September 30, 2018, we experienced RevPAR growth of approximately 3.0% compared to the nine months ended September 30, 2017, partially due to improved asset quality through our recent asset dispositions and the collective impact of our hotel renovation program completed during the second quarter of 2017.	97.2%
• Other hotel revenues. Other hotel revenues include ancillary revenues such as laundry revenues, vending commissions, additional housekeeping fees, purchased WiFi upgrades, parking revenues and pet charges. Occupancy and customer mix, as well as the number and percentage of guests that have longer-term stays, have been historical drivers of our other hotel revenues.	1.7%
• Franchise and management fees. Franchise and management fees include fees charged to third parties for use of our brand name, as well as for certain services such as hotel management and access to certain shared platforms (i.e., system services) such as the Company's central reservations, revenue management and property management systems. The substantial majority of these fees are based on a percentage of revenues of the franchised or managed hotels.	0.4%
• Other revenues from franchised and managed properties. Other revenues from franchised and managed properties includes the direct reimbursement of specific costs, such as on-site hotel personnel expense and incremental reservation and other distribution costs, incurred by us for which we are reimbursed on a dollar-for-dollar basis.	0.7%

The following table presents the components of the Company’s operating expenses as a percentage of our total operating expenses for the nine months ended September 30, 2018:

Percentage of 2018 Year to Date Operating Expenses
•     Hotel operating expenses. Hotel operating expenses have both fixed and variable components. Operating expenses that are relatively fixed include personnel expense, real estate tax expense and property insurance premiums. Occupancy is a key driver of expenses that have a high degree of variability, such as housekeeping services and amenity costs. Other variable expenses include marketing costs, reservation costs, property insurance claims and repairs and maintenance expense. We experienced an increase in hotel operating expenses of approximately $0.3 million, or 0.1%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Excluding costs associated with hotel properties sold in both periods, we experienced an increase in hotel operating expenses of approximately $15.5 million, or 3.8%, mainly due to increases in reservation costs, personnel expense, marketing costs and repairs and maintenance expense, partially offset by a decrease in loss on disposal of assets.
61.1%
• General and administrative expenses. General and administrative expenses include expenses associated with corporate overhead. Costs consist primarily of compensation expense of our corporate staff, including equity-based compensation, and professional fees, including audit, tax, legal and consulting fees.	9.9%
• Depreciation and amortization. Depreciation and amortization is a charge that relates primarily to the acquisition and related usage of hotels and other property and equipment, including capital expenditures incurred with respect to hotel renovations and related capital expenditures.	22.0%
• Impairment of long-lived assets. Impairment of long-lived assets is a charge recognized when events and circumstances indicate that the carrying value of an individual hotel asset, or a group of hotel assets, may not be recoverable.	6.0%
• Other expenses from franchised and managed properties. Other expenses from franchised and managed properties include specific costs, such as on-site hotel personnel expense and incremental reservation and other distribution costs, incurred by us in the delivery of services for which we are reimbursed on a dollar-for-dollar basis.	1.0%

Understanding Our Results of Operations—ESH REIT
Revenues. ESH REIT’s rental revenues are generated from leasing its hotel properties to subsidiaries of the Corporation. Rental revenues consist of fixed minimum rental payments recognized on a straight-line basis over the lease terms plus specified percentages of hotel revenues over designated thresholds. Each lease agreement has an initial term that expires on October 31, 2018, and has been renewed for a five-year term that expires in October 2023. Upon renewal, the minimum and percentage rents were adjusted to reflect current arms-length terms.
Expenses. The following table presents the components of ESH REIT’s operating expenses as a percentage of ESH REIT’s total operating expenses for the nine months ended September 30, 2018:

Percentage of 2018 Year to Date Operating Expenses
• Hotel operating expenses. ESH REIT’s hotel operating expenses include expenses directly related to hotel ownership, such as real estate tax expense, property insurance premiums and claims and loss on disposal of assets.	27.5%
• General and administrative expenses. General and administrative expenses include overhead expenses incurred directly by ESH REIT and administrative service costs reimbursed to the Corporation.	5.0%
• Depreciation. Depreciation is a charge that relates primarily to the acquisition and related usage of hotels and other property and equipment, including capital expenditures incurred with respect to hotel renovations and related capital expenditures.	67.5%
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
The unaudited condensed consolidated financial statements of the Company include the financial position, results of operations, comprehensive income, changes in equity and cash flows of the Corporation and its subsidiaries, including the Operating Lessees, ESH Strategies, ESH Strategies Franchise, ESA Management and ESH REIT. Third party equity interests in ESH REIT, which consist primarily of the Class B common stock of ESH REIT and represent approximately 43% of ESH REIT’s total common equity, are not owned by the Corporation and therefore are presented as noncontrolling interests.
The unaudited condensed consolidated financial statements of ESH REIT include the financial position, results of operations, comprehensive income, changes in equity and cash flows of ESH REIT and its subsidiaries.

Results of Operations—The Company
Comparison of Three Months Ended September 30, 2018 and September 30, 2017
As of September 30, 2017, we owned and operated 625 hotels consisting of approximately 68,800 rooms. In 2018, we sold 58 hotels and acquired one hotel. See Note 4 to the unaudited condensed consolidated financial statements of Extended Stay America, Inc., which are included in Item 1 of this combined quarterly report on Form 10-Q. As of September 30, 2018, we owned and operated 567 hotels consisting of approximately 62,700 rooms, and franchised or managed 59 hotels for third parties consisting of approximately 6,200 rooms. All system-wide hotels are operated under the Extended Stay America brand.
The following table presents our results of operations for the three months ended September 30, 2018 and 2017, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended September 30,
	2018	2017	Change ($)	Change (%)
Revenues:
Room revenues	$340,917	$345,089	$(4,172)	(1.2)%
Other hotel revenues	5,943	5,777	166	2.9%
Franchise and management fees	1,446	—	1,446	n/a
	348,306	350,866	(2,560)	(0.7)%
Other revenues from franchised and managed properties	2,770	—	2,770	n/a
Total revenues	351,076	350,866	210	0.1%
Operating Expenses:
Hotel operating expenses	156,341	152,155	4,186	2.8%
General and administrative expenses	21,921	23,823	(1,902)	(8.0)%
Depreciation and amortization	52,138	57,314	(5,176)	(9.0)%
	230,400	233,292	(2,892)	(1.2)%
Other expenses from franchised and managed properties	2,770	—	2,770	n/a
Total operating expenses	233,170	233,292	(122)	(0.1)%
Gain on sale of hotel properties	3,517	—	3,517	n/a
Other income	39	344	(305)	(88.7)%
Income from operations	121,462	117,918	3,544	3.0%
Other non-operating income	(251)	(278)	27	(9.7)%
Interest expense, net	31,007	31,651	(644)	(2.0)%
Income before income tax expense	90,706	86,545	4,161	4.8%
Income tax expense	15,014	20,295	(5,281)	(26.0)%
Net income	75,692	66,250	9,442	14.3%
Net income attributable to noncontrolling interests(1)	(3,790)	(12,374)	8,584	(69.4)%
Net income attributable to Extended Stay America, Inc. common shareholders	$71,902	$53,876	$18,026	33.5%
________________________________

(1)	Noncontrolling interests in Extended Stay America, Inc. include approximately 43% of ESH REIT's common equity as of September 30, 2018 and 2017, and 125 shares of ESH REIT preferred stock.

The following table presents key operating metrics, including occupancy, ADR, RevPAR and hotel inventory for our owned hotels for the three months ended September 30, 2018 and 2017, respectively:

	Three Months Ended September 30,
	2018	2017	Change
Number of hotels (as of September 30)	567	625	(58)
Number of rooms (as of September 30)	62,748	68,780	(6,032)
Occupancy	80.2%	79.0%	120 bps
ADR	$69.85	$69.01	1.2%
RevPAR	$56.02	$54.55	2.7%
Room revenues. Room revenues decreased by approximately $4.2 million, or 1.2%, to approximately $340.9 million for the three months ended September 30, 2018 compared to approximately $345.1 million for the three months ended September 30, 2017. Excluding all hotels sold in both periods, room revenues increased by approximately $7.5 million or 2.3%, due to a 2.0% increase in RevPAR for hotels we owned and operated for the entirety of both periods, which was partially a result of improved asset quality and our hotel renovation program completed during the second quarter of 2017.
Other hotel revenues. Other hotel revenues increased by approximately $0.2 million, or 2.9%, to approximately $5.9 million for the three months ended September 30, 2018 compared to approximately $5.8 million for the three months ended September 30, 2017.
Franchise and management fees. For the three months ended September 30, 2018, franchise and management fees of approximately $1.4 million were earned as a result of the franchise and/or management of 59 third-party owned hotels, including franchise fees generated from hotels sold in September 2018 totaling approximately $0.1 million.

Other revenues from franchised and managed properties. For the three months ended September 30, 2018, other revenues from franchised and managed properties of approximately $2.8 million include the direct reimbursement of specific costs for which we are reimbursed on a dollar-for-dollar basis. These costs included on-site hotel personnel expense of approximately $2.4 million and incremental reservation and other distribution costs of approximately $0.3 million.
Hotel operating expenses. Hotel operating expenses increased by approximately $4.2 million, or 2.8%, to approximately $156.3 million for the three months ended September 30, 2018 compared to approximately $152.2 million for the three months ended September 30, 2017. Excluding all hotels sold in both periods, hotel operating expenses increased by approximately $9.3 million, or 6.7%, due to an increase in reservation costs of approximately $2.6 million, which related to an increase in commissionable bookings through third party intermediaries, personnel expense of approximately $2.2 million, marketing costs of approximately $1.6 million and repair and maintenance costs of approximately $1.1 million.
General and administrative expenses. General and administrative expenses decreased by approximately $1.9 million, or 8.0%, to approximately $21.9 million for the three months ended September 30, 2018 compared to approximately $23.8 million for the three months ended September 30, 2017. This decrease was driven by a decrease in personnel expense of approximately $3.2 million, primarily related to a decrease in equity based compensation as a result of the forfeiture of awards after September 30, 2017, and a decrease in short-term incentive compensation expense. This decrease was partially offset by the incurrence of additional costs related to the support of franchised and managed hotels of approximately $0.5 million and other professional fees of approximately $0.5 million.
Depreciation and amortization. Depreciation and amortization decreased by approximately $5.2 million, or 9.0%, to approximately $52.1 million for the three months ended September 30, 2018 compared to approximately $57.3 million for the three months ended September 30, 2017, due to recent hotel dispositions and a decrease in capital expenditures as a result of the completion of our hotel renovation program during the second quarter of 2017.
Other expenses from franchised and managed properties. For the three months ended September 30, 2018, other expenses from franchised and managed properties of approximately $2.8 million include costs incurred by us in the delivery of services for which we are reimbursed on a dollar-for-dollar basis. These costs included on-site hotel personnel expense of approximately $2.4 million and incremental reservation and other distribution costs of approximately $0.3 million.
Gain on sale of hotel properties. During the three months ended September 30, 2018, we recognized a gain on sale of hotel properties of approximately $3.5 million related to the sale of 32 hotels. No hotels were sold during the three months ended September 30, 2017.

Other income. During the three months ended September 30, 2018, we recognized other income of approximately $0.1 million which consisted of temporary easement proceeds. During the three months ended September 30, 2017, we recognized other income of approximately $0.3 million.
Other non-operating income. During the three months ended September 30, 2018, we recognized a foreign currency transaction gain of approximately $0.3 million related to a remaining Canadian dollar denominated deposit and income tax liability as a result of the 2017 sale of our Canadian hotels. During the three months ended September 30, 2017, we recognized a foreign currency transaction gain of approximately $0.4 million, partially offset by a loss related to our interest rate swap of approximately $0.1 million.
Interest expense, net. Net interest expense decreased by approximately $0.6 million, or 2.0%, to approximately $31.0 million for the three months ended September 30, 2018 compared to approximately $31.7 million for the three months ended September 30, 2017. The Company’s weighted-average interest rate increased to approximately 4.7% as of September 30, 2018 compared to approximately 4.5% as of September 30, 2017, due to an increase in LIBOR rates. The Company’s total outstanding debt balance was approximately $2.5 billion, net of unamortized deferred financing costs and debt discounts, as of September 30, 2018 and 2017.
Income tax expense. Our effective income tax rate decreased to approximately 16.6% for the three months ended September 30, 2018 compared to approximately 23.5% for the three months ended September 30, 2017. The Company's effective rate differs from the current federal statutory rate of 21% primarily due to ESH REIT's status as a REIT under the provisions of the Code. During the three months ended September 30, 2017, the Company was subject to a federal income tax rate of 35%. The decrease in our effective income tax rate for the three months ended September 30, 2018 is a direct result of the decrease in the federal statutory rate to 21% as a result of the Tax Cuts and Jobs Act (“TCJA”) passed in December 2017 and effective January 1, 2018.

During the three months ended September 30, 2018, Extended Stay America, Inc. was notified by the Internal Revenue Service (“IRS”) that it would be subject to an examination for the 2016 tax year. As this audit is still in process, the timing of the resolution and any payments that may be required cannot be determined at this time. We believe that, to the extent a liability may exist, we are appropriately reserved.

Comparison of Nine Months Ended September 30, 2018 and September 30, 2017
As of September 30, 2017, we owned and operated 625 hotels consisting of approximately 68,800 rooms. In 2018, we sold 58 hotels and acquired one hotel. See Note 4 to the unaudited condensed consolidated financial statements of Extended Stay America, Inc., which are included in Item 1 of this combined quarterly report on Form 10-Q. As of September 30, 2018, we owned and operated 567 hotels consisting of approximately 62,700 rooms, and franchised or managed 59 hotels for third parties consisting of approximately 6,200 rooms. All system-wide hotels are operated under the Extended Stay America brand.
The following table presents our results of operations for the nine months ended September 30, 2018 and 2017, including the amount and percentage change in these results between the periods (in thousands):

	Nine Months Ended September 30,
	2018	2017	Change ($)	Change (%)
Revenues:
Room revenues	$958,075	$963,505	$(5,430)	(0.6)%
Other hotel revenues	16,710	16,715	(5)	0.0%
Franchise and management fees	3,493	—	3,493	n/a
	978,278	980,220	(1,942)	(0.2)%
Other revenues from franchised and managed properties	7,066	—	7,066	n/a
Total revenues	985,344	980,220	5,124	0.5%
Operating Expenses:
Hotel operating expenses	443,025	442,726	299	0.1%
General and administrative expenses	71,406	75,560	(4,154)	(5.5)%
Depreciation and amortization	159,652	172,789	(13,137)	(7.6)%
Impairment of long-lived assets	43,600	20,357	23,243	114.2%
	717,683	711,432	6,251	0.9%
Other expenses from franchised and managed properties	7,066	—	7,066	n/a
Total operating expenses	724,749	711,432	13,317	1.9%
Gain (loss) on sale of hotel properties	41,599	(1,897)	43,496	2,292.9%
Other income	501	2,400	(1,899)	(79.1)%
Income from operations	302,695	269,291	33,404	12.4%
Other non-operating expense (income)	48	(426)	474	111.3%
Interest expense, net	95,072	96,958	(1,886)	(1.9)%
Income before income tax expense	207,575	172,759	34,816	20.2%
Income tax expense	35,218	40,721	(5,503)	(13.5)%
Net income	172,357	132,038	40,319	30.5%
Net income attributable to noncontrolling interests(1)	(20,547)	(3,286)	(17,261)	525.3%
Net income attributable to Extended Stay America, Inc. common shareholders	$151,810	$128,752	$23,058	17.9%
________________________________

(1)	Noncontrolling interests in Extended Stay America, Inc. include approximately 43% of ESH REIT's common equity as of September 30, 2018 and 2017, and 125 shares of ESH REIT preferred stock.

The following table presents key operating metrics, including occupancy, ADR, RevPAR and hotel inventory for our owned hotels for the nine months ended September 30, 2018 and 2017, respectively:

	Nine Months Ended September 30,
	2018	2017	Change
Number of hotels (as of September 30)	567	625	(58)
Number of rooms (as of September 30)	62,748	68,780	(6,032)
Occupancy	76.0%	76.1%	10 bps
ADR	$69.24	$67.15	3.1%
RevPAR	$52.65	$51.13	3.0%
Room revenues. Room revenues decreased by approximately $5.4 million, or 0.6%, to approximately $958.1 million for the nine months ended September 30, 2018 compared to approximately $963.5 million for the nine months ended September 30, 2017. Excluding all hotels sold in both periods, room revenues increased by approximately $22.8 million or 2.5%, due to a 2.4% increase in RevPAR for hotels we owned and operated for the entirety of both periods, which was partially a result of improved asset quality and our hotel renovation program completed during the second quarter of 2017.
Other hotel revenues. Other hotel revenues for the nine months ended September 30, 2018 remained consistent with the nine months ended September 30, 2017, and totaled approximately $16.7 million.
Franchise and management fees. For the nine months ended September 30, 2018, franchise and management fees of approximately $3.5 million were earned as a result of the franchise and/or management of 59 third-party owned hotels, including franchise fees generated from hotels sold in September 2018 totaling approximately $0.1 million.

Other revenues from franchised and managed properties. For the nine months ended September 30, 2018, other revenues from franchised and managed properties of approximately $7.1 million include the direct reimbursement of specific costs for which we are reimbursed on a dollar-for-dollar basis. These costs included on-site hotel personnel costs of approximately $6.0 million and incremental reservation and other distribution costs of approximately $0.8 million.
Hotel operating expenses. Hotel operating expenses increased by approximately $0.3 million, or 0.1%, to approximately $443.0 million for the nine months ended September 30, 2018 compared to approximately $442.7 million for the nine months ended September 30, 2017. Excluding all hotels sold in both periods, hotel operating expenses increased by approximately $15.5 million, or 3.8%. The increase in hotel operating expenses was mainly due to increases in reservation costs of approximately $8.4 million, which related to an increase in commissionable bookings through third party intermediaries, personnel expense of approximately $5.2 million, marketing costs of approximately $2.3 million and repair and maintenance costs of approximately $2.2 million. These increases were partially offset by a decrease in loss on disposal of assets of approximately $4.8 million mainly due to the completion of our hotel renovation program during the second quarter of 2017 and insurance proceeds received in 2018 related to certain insurable events.
General and administrative expenses. General and administrative expenses decreased by approximately $4.2 million, or 5.5%, to approximately $71.4 million for the nine months ended September 30, 2018 compared to approximately $75.6 million for the nine months ended September 30, 2017. This decrease was driven by a decrease in personnel expense of approximately $5.8 million, primarily related to a decrease in equity based compensation as a result of the forfeiture of awards after September 30, 2017, and a decrease in short-term incentive compensation expense, partially offset by the incurrence of additional costs related to the support of franchised and managed hotels of approximately $1.3 million.
Depreciation and amortization. Depreciation and amortization decreased by approximately $13.1 million, or 7.6%, to approximately $159.7 million for the nine months ended September 30, 2018 compared to approximately $172.8 million for the nine months ended September 30, 2017, due to recent hotel dispositions and a decrease in capital expenditures as a result of the completion of our hotel renovation program during the second quarter of 2017.
Impairment of long-lived assets. During the nine months ended September 30, 2018, we recognized impairment charges for 21 hotels, generally located in the Midwestern U.S., which totaled approximately $43.6 million. The majority of the impairment charges incurred were in connection with evaluating the potential sale of certain non-core assets. During the nine months ended September 30, 2017, we recognized impairment charges of approximately $20.4 million, $12.4 million of which related to Canadian hotels we sold in May 2017. Additional impairment charges incurred during the nine months ended September 30, 2017, related to two hotel properties.
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
Other expenses from franchised and managed properties. For the nine months ended September 30, 2018, other expenses from franchised and managed properties of approximately $7.1 million include costs incurred by us in the delivery of services for which we are reimbursed on a dollar-for-dollar basis. These costs included on-site personnel costs of approximately $6.0 million and incremental reservation and other distribution costs of approximately $0.8 million.
Gain (loss) on sale of hotel properties. During the nine months ended September 30, 2018, we recognized a gain on sale of hotel properties of approximately $41.6 million related to the sale of 58 hotels. During the nine months ended September 30, 2017, we recognized a loss on sale of hotel properties of approximately $1.9 million related to the sale of our Canadian hotels in May 2017.
Other income. During the nine months ended September 30, 2018, we recognized other income of approximately $0.5 million, which consisted mainly of business interruption proceeds for one of our hotels. During the nine months ended September 30, 2017, we recognized other income of approximately $2.4 million mainly related to the settlement of a lawsuit and the receipt of funds related to a temporary easement at one of our hotel properties.
Other non-operating expense (income). During the nine months ended September 30, 2018, we recognized a foreign currency transaction loss of approximately $0.1 million related to a remaining Canadian dollar denominated deposit and income tax liability as a result of the 2017 sale of our Canadian hotels. During the nine months ended September 30, 2017, we recognized a foreign currency transaction gain of approximately $0.8 million, partially offset by a loss related to our interest rate swap of approximately $0.4 million.
Interest expense, net. Net interest expense decreased by approximately $1.9 million, or 1.9%, to approximately $95.1 million for the nine months ended September 30, 2018 compared to approximately $97.0 million for the nine months ended September 30, 2017. The Company’s weighted-average interest rate increased to approximately 4.7% as of September 30, 2018 compared to approximately 4.5% as of September 30, 2017, mainly due to an increase in LIBOR rates. The Company’s total outstanding debt balance was approximately $2.5 billion, net of unamortized deferred financing costs and debt discounts, as of September 30, 2018 and 2017.
Income tax expense. Our effective income tax rate decreased to approximately 17.0% for the nine months ended September 30, 2018 compared to approximately 23.6% for the nine months ended September 30, 2017. The Company's effective rate differs from the current federal statutory rate of 21% primarily due to ESH REIT's status as a REIT under the provisions of the Code. During the nine months ended September 30, 2017, the Company was subject to a federal income tax rate of 35%. The decrease in our effective income tax rate for the nine months ended September 30, 2018 is a direct result of the decrease in the federal statutory rate to 21% as a result of the TCJA passed in December 2017 and effective January 1, 2018.

During the nine months ended September 30, 2018, Extended Stay America, Inc. was notified by the IRS that it would be subject to an audit for the 2016 tax year. As this examination is still in process, the timing of the resolution and any payments that may be required cannot be determined at this time. We believe that, to the extent a liability may exist, we are appropriately reserved.
Results of Operations—ESH REIT
ESH REIT’s sole source of revenues is lease rental revenues. Each lease agreement, which has an initial term that expires on October 31, 2018, and has been renewed for a five-year term that expires in October 2023. Upon renewal, the minimum and percentage rents were adjusted to reflect current arms-length terms. Hotel operating expenses reflect only those hotel operating expenses incurred directly related to hotel ownership. Administrative service costs reimbursed to the Corporation are included as a component of general and administrative expenses.

Comparison of Three Months Ended September 30, 2018 and September 30, 2017
As of September 30, 2017, ESH REIT owned and leased 625 hotels consisting of approximately 68,800 rooms. As of September 30, 2018, ESH REIT owned and leased 567 hotels consisting of approximately 62,700 rooms. See Note 4 to the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., which are included in Item 1 of this combined quarterly report on Form 10-Q.
The following table presents ESH REIT’s results of operations for the three months ended September 30, 2018 and 2017, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended September 30,
	2018	2017	Change ($)	Change (%)
Revenues- Rental revenues from Extended Stay America, Inc.	$142,977	$143,407	$(430)	(0.3)%
Operating expenses:
Hotel operating expenses	22,621	22,578	43	0.2%
General and administrative expenses	3,393	3,722	(329)	(8.8)%
Depreciation	51,748	56,523	(4,775)	(8.4)%
Total operating expenses	77,762	82,823	(5,061)	(6.1)%
Loss on sale of hotel properties	(25,657)	—	(25,657)	n/a
Other income	20	5	15	300.0%
Income from operations	39,578	60,589	(21,011)	(34.7)%
Other non-operating income	(216)	(211)	(5)	2.4%
Interest expense, net	30,931	32,116	(1,185)	(3.7)%
Income before income tax expense	8,863	28,684	(19,821)	(69.1)%
Income tax expense	42	198	(156)	(78.8)%
Net income	$8,821	$28,486	$(19,665)	(69.0)%
Rental revenues from Extended Stay America, Inc. Rental revenues decreased by approximately $0.4 million, or 0.3%, to approximately $143.0 million for the three months ended September 30, 2018 compared to approximately $143.4 million for the three months ended September 30, 2017. The decrease in rental revenues was primarily due to the sale of 58 hotels in 2018 and five hotels in 2017. Percentage rental revenues were approximately $31.4 million and $28.7 million during the three months ended September 30, 2018 and 2017, respectively.
Hotel operating expenses. Hotel operating expenses increased by approximately $0.1 million, or 0.2%, to approximately $22.6 million for the three months ended September 30, 2018 compared to approximately $22.6 million for the three months ended September 30, 2017.
General and administrative expenses. General and administrative expenses decreased by approximately $0.3 million, or 8.8%, to approximately $3.4 million for the three months ended September 30, 2018 compared to approximately $3.7 million for the three months ended September 30, 2017. This decrease was due to a decrease in reimbursable costs to the Corporation of approximately $0.2 million for administrative services performed on ESH REIT’s behalf.
Depreciation. Depreciation decreased by approximately $4.8 million, or 8.4%, to approximately $51.7 million for the three months ended September 30, 2018 compared to approximately $56.5 million for the three months ended September 30, 2017, due to recent hotel dispositions and a decrease in capital expenditures as a result of the completion of ESH REIT's hotel renovation program during the second quarter of 2017.
Loss on sale of hotel properties.  During the three months ended September 30, 2018, ESH REIT recognized a loss on sale of hotel properties of approximately $25.7 million related to the sale of 32 hotel properties. No hotels were sold during the three months ended September 30, 2017.
Other non-operating income. During the three months ended September 30, 2018, ESH REIT recognized a foreign currency transaction gain of approximately $0.2 million related to a remaining Canadian dollar denominated deposit and income tax liability as a result of the 2017 sale of its Canadian hotels. During the three months ended September 30, 2017, ESH REIT recognized a foreign currency transaction gain of approximately $0.3 million, partially offset by a loss related to its interest rate swap of approximately $0.1 million.
Interest expense, net. Net interest expense decreased by approximately $1.2 million, or 3.7%, to approximately $30.9 million for the three months ended September 30, 2018 compared to approximately $32.1 million for the three months ended September 30, 2017. ESH REIT’s weighted-average interest rate increased to approximately 4.6% as of September 30, 2018 compared to approximately 4.5% as of September 30, 2017, mainly due to an increase in LIBOR rates. ESH REIT's total outstanding debt balance was approximately $2.5 billion and $2.6 billion, net of unamortized deferred financing costs and debt discounts, as of September 30, 2018 and 2017, respectively.
Income tax expense. ESH REIT’s effective income tax rate was 0.5% for the three months ended September 30, 2018, compared to 0.7% for the three months ended September 30, 2017. ESH REIT’s effective rate differs from the federal statutory rate of 21% due to ESH REIT's status as a REIT under the provisions of the Code.
Comparison of Nine Months Ended September 30, 2018 and September 30, 2017
As of September 30, 2017, ESH REIT owned and leased 625 hotels consisting of approximately 68,800 rooms. As of September 30, 2018, ESH REIT owned and leased 567 hotels consisting of approximately 62,700 rooms. See Note 4 to the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., which are included in Item 1 of this combined quarterly report on Form 10-Q.
The following table presents ESH REIT’s results of operations for the nine months ended September 30, 2018 and 2017, including the amount and percentage change in these results between the periods (in thousands):

	Nine Months Ended September 30,
	2018	2017	Change ($)	Change (%)
Revenues- Rental revenues from Extended Stay America, Inc.	$367,840	$375,290	$(7,450)	(2.0)%
Operating expenses:
Hotel operating expenses	64,677	69,589	(4,912)	(7.1)%
General and administrative expenses	11,705	12,516	(811)	(6.5)%
Depreciation	158,566	169,916	(11,350)	(6.7)%
Impairment of long-lived assets	—	15,046	(15,046)	n/a
Total operating expenses	234,948	267,067	(32,119)	(12.0)%
Gain (loss) on sale of hotel properties	9,753	(3,274)	13,027	397.9%
Other income	499	640	(141)	(22.0)%
Income from operations	143,144	105,589	37,555	35.6%
Other non-operating expense (income)	50	(271)	321	118.5%
Interest expense, net	94,710	97,779	(3,069)	(3.1)%
Income before income tax expense	48,384	8,081	40,303	498.7%
Income tax expense	792	435	357	82.1%
Net income	$47,592	$7,646	$39,946	522.4%
Rental revenues from Extended Stay America, Inc. Rental revenues decreased by approximately $7.5 million, or 2.0%, to approximately $367.8 million for the nine months ended September 30, 2018 compared to approximately $375.3 million for the nine months ended September 30, 2017. The decrease in rental revenues was primarily due to the sale of 58 hotels in 2018 and five hotels in 2017. Percentage rental revenues were approximately $31.8 million and $28.9 million during the nine months ended September 30, 2018 and 2017, respectively.
Hotel operating expenses. Hotel operating expenses decreased by approximately $4.9 million, or 7.1%, to approximately $64.7 million for the nine months ended September 30, 2018 compared to approximately $69.6 million for the nine months ended September 30, 2017. This decrease was primarily due to a decrease in loss on disposal of assets of approximately $5.5 million, mainly due to the completion of ESH REIT's hotel renovation program during the second quarter of 2017 and insurance proceeds received in 2018 related to certain insurable events. This decrease was partially offset by an increase in property insurance expense of approximately $0.4 million.
General and administrative expenses. General and administrative expenses decreased by approximately $0.8 million, or 6.5%, to approximately $11.7 million for the nine months ended September 30, 2018 compared to approximately $12.5 million for the nine months ended September 30, 2017. This decrease was due to a decrease in professional fees of approximately $1.0 million, partially offset by costs related to the acquisition of one hotel of approximately $0.2 million.
Depreciation. Depreciation decreased by approximately $11.4 million, or 6.7%, to approximately $158.6 million for the nine months ended September 30, 2018 compared to approximately $169.9 million for the nine months ended September 30, 2017, due to recent hotel dispositions and a decrease in capital expenditures as a result of the completion of ESH REIT's hotel renovation program during the second quarter of 2017.
Impairment of long-lived assets. During the nine months ended September 30, 2018, no impairment charges were recognized. During the nine months ended September 30, 2017, ESH REIT recognized impairment charges related to its Canadian hotels of approximately $15.0 million.
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
Gain (loss) on sale of hotel properties.  During the nine months ended September 30, 2018, ESH REIT recognized a gain on sale of hotel properties of approximately $9.8 million related to the sale of 58 hotels. During the nine months ended September 30, 2017, ESH REIT recognized a loss on sale of hotel properties of approximately $1.5 million related to the sale of its Canadian hotels and approximately $1.8 million related to the sale of one additional hotel.
Other income. During the nine months ended September 30, 2018, ESH REIT recognized other income of approximately $0.5 million which consisted mainly of business interruption proceeds for one of its hotels. During the nine months ended September 30, 2017, ESH REIT recognized other income of approximately $0.6 million mainly related to the receipt of funds related to a temporary easement.
Other non-operating expense (income). During the nine months ended September 30, 2018, ESH REIT recognized a foreign currency transaction loss of approximately $0.1 million related to a remaining Canadian dollar denominated deposit and income tax liability as a result of the 2017 sale of its three Canadian hotels. During the nine months ended September 30, 2017, ESH REIT recognized a foreign currency transaction gain of approximately $0.6 million, offset by a loss related to its interest rate swap of approximately $0.3 million.
Interest expense, net. Net interest expense decreased by approximately $3.1 million, or 3.1%, to approximately $94.7 million for the nine months ended September 30, 2018 compared to approximately $97.8 million for the nine months ended September 30, 2017. ESH REIT’s weighted-average interest rate increased to approximately 4.6% as of September 30, 2018 compared to approximately 4.5% as of September 30, 2017, mainly due to an increase in LIBOR rates. ESH REIT's total outstanding debt balance was approximately $2.5 billion and $2.6 billion, net of unamortized deferred financing costs and debt discounts as of September 30, 2018 and 2017, respectively.
Income tax expense. ESH REIT’s effective income tax rate decreased to 1.6% for the nine months ended September 30, 2018 compared to 5.4% for the nine months ended September 30, 2017. ESH REIT’s effective rate differs from the federal statutory rate of 21% primarily due to ESH REIT's status as a REIT under the provisions of the Code. During the nine months ended September 30, 2018, ESH REIT filed its 2017 Canadian income tax return, which resulted in approximately $0.7 million in additional income tax expense.
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

We define Hotel Operating Profit as net income excluding: (1) income tax expense; (2) net interest expense; (3) other non-operating (income) expense; (4) other income; (5) (gain) loss on sale of hotel properties; (6) impairment of long-lived assets; (7) depreciation and amortization; (8) general and administrative expenses; (9) loss on disposal of assets; and (10) franchise and management fees. We define Hotel Operating Margin as the ratio of Hotel Operating Profit divided by the sum of room and other hotel revenues. Hotel Operating Profit and Hotel Operating Margin are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single, consolidated enterprise, which is reflected in the consolidated Company results of operations; therefore, we believe these performance measures are meaningful for the Company only.

The following tables provide reconciliations of Hotel Operating Profit and Hotel Operating Margin for the Company for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$75,692	$66,250	$172,357	$132,038
Income tax expense	15,014	20,295	35,218	40,721
Interest expense, net	31,007	31,651	95,072	96,958
Other non-operating (income) expense	(251)	(278)	48	(426)
Other income	(39)	(344)	(501)	(2,400)
(Gain) loss on sale of hotel properties	(3,517)	—	(41,599)	1,897
Impairment of long-lived assets	—	—	43,600	20,357
Depreciation and amortization	52,138	57,314	159,652	172,789
General and administrative expenses	21,921	23,823	71,406	75,560
Loss on disposal of assets (1)	1,949	2,047	2,617	8,065
Franchise and management fees	(1,446)	—	(3,493)	—
Hotel Operating Profit	$192,468	$200,758	$534,377	$545,559

Room revenues	$340,917	$345,089	$958,075	$963,505
Other hotel revenues	5,943	5,777	16,710	16,715
Total room and other hotel revenues	$346,860	$350,866	$974,785	$980,220

Hotel Operating Margin	55.5%	57.2%	54.8%	55.7%

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

•	Equity-based compensation—We exclude charges related to equity-based compensation expense with respect to awards issued under long-term incentive compensation plans to employees and certain directors.

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
The following table provides a reconciliation of net income to EBITDA and Adjusted EBITDA for the Company for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Net income	$75,692		$66,250		$172,357		$132,038
Interest expense, net	31,007		31,651		95,072		96,958
Income tax expense	15,014		20,295		35,218		40,721
Depreciation and amortization	52,138		57,314		159,652		172,789
EBITDA	173,851		175,510		462,299		442,506
Equity-based compensation	1,811		2,720		5,999		9,049
Other non-operating (income) expense	(251)	(1)	(278)	(1)	48	(1)	(426)	(1)
Impairment of long-lived assets	—		—		43,600		20,357
(Gain) loss on sale of hotel properties	(3,517)		—		(41,599)		1,897
Other expenses	1,783	(2)	2,314	(3)	2,831	(4)	9,333	(5)
Adjusted EBITDA	$173,677		$180,266		$473,178		$482,716
_________________________________

(1)	Includes impact of foreign currency transaction gain/loss and gain/loss related to interest rate swap.

(2)	Includes loss on disposal of assets of approximately $1.9 million and costs related to hotel acquisitions and dispositions.

(3)	Includes loss on disposal of assets of approximately $2.1 million and costs related to hotel acquisitions, dispositions and secondary offerings.

(4)	Includes loss on disposal of assets of approximately $2.6 million and costs related to hotel acquisitions and dispositions.

(5)	Includes loss on disposal of assets of approximately $8.1 million and costs related to hotel acquisitions, dispositions and secondary offerings.

FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share
FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share are metrics used by management to assess our operating performance and profitability and to facilitate comparisons between us and other hotel and/or real estate companies that include a REIT as part of their legal entity structure. Funds from Operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (computed in accordance with U.S. GAAP), excluding gains or losses from sales of real estate, impairment charges, the cumulative effect of changes in accounting principle, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures following the same approach. FFO is a commonly used measure among other hotel and/or real estate companies that include a REIT as a part of their legal entity structure. Since real estate depreciation and amortization, impairment of long-lived assets and gains or losses from sales of hotel properties are dependent upon the historical cost of the real estate asset bases and generally not reflective of ongoing operating performance or earnings capability, the Company believes FFO is useful to investors as it provides a meaningful comparison of our performance between periods and between us and other companies and/or REITs.
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
The Company adjusts FFO for the following items, net of income taxes, that are not addressed in NAREIT’s definition of FFO, and refers to this measure as Adjusted FFO:

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
The following table provides a reconciliation of net income attributable to Extended Stay America, Inc. common shareholders to FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share for the Company for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per Paired Share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income per Extended Stay America, Inc. common share - diluted	$0.38	$0.28	$0.80	$0.66

Net income attributable to Extended Stay America, Inc. common shareholders	$71,902	$53,876	$151,810	$128,752
Noncontrolling interests attributable to Class B common shares of ESH REIT	3,786	12,370	20,535	3,274
Real estate depreciation and amortization	50,807	56,145	155,788	169,327
Impairment of long-lived assets	—	—	43,600	20,357
(Gain) loss on sale of hotel properties	(3,517)	—	(41,599)	1,897
Tax effect of adjustments to net income attributable to Extended Stay America, Inc. common shareholders	(7,897)	(13,138)	(26,502)	(44,835)
FFO	115,081	109,253	303,632	278,772
Debt modification and extinguishment costs	—	—	1,621	1,168
Loss on interest rate swap	—	103	—	356
Tax effect of adjustments to FFO	—	(24)	(274)	(354)
Adjusted FFO	$115,081	$109,332	$304,979	$279,942
Adjusted FFO per Paired Share - diluted	$0.61	$0.57	$1.60	$1.44
Weighted Average Paired Shares outstanding - diluted	189,253	193,331	190,111	194,001
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
The following table provides a reconciliation of net income attributable to Extended Stay America, Inc. common shareholders to Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per Paired Share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Net income per Extended Stay America, Inc. common share - diluted	$0.38		$0.28		$0.80		$0.66

Net income attributable to Extended Stay America, Inc. common shareholders	$71,902		$53,876		$151,810		$128,752
Noncontrolling interests attributable to Class B common shares of ESH REIT	3,786		12,370		20,535		3,274
Paired Share Income	75,688		66,246		172,345		132,026
Debt modification and extinguishment costs	—		—		1,621		1,168
Other non-operating (income) expense	(251)	(1)	(278)	(1)	48	(1)	(426)	(1)
Impairment of long-lived assets	—		—		43,600		20,357
(Gain) loss on sale of hotel properties	(3,517)		—		(41,599)		1,897
Other expenses	1,783	(2)	2,314	(3)	2,831	(4)	9,333	(5)
Tax effect of adjustments to Paired Share Income	331		(477)		(1,088)		(7,570)
Adjusted Paired Share Income	$74,034		$67,805		$177,758		$156,785
Adjusted Paired Share Income per Paired Share – diluted	$0.39		$0.35		$0.94		$0.81
Weighted average Paired Shares outstanding – diluted	189,253		193,331		190,111		194,001
_______________________________

(1)	Includes impact of foreign currency transaction gain/loss and gain/loss related to interest rate swap.

(2)	Includes loss on disposal of assets of approximately $1.9 million and costs related to hotel acquisitions and dispositions.

(3)	Includes loss on disposal of assets of approximately $2.1 million and costs related to hotel acquisitions, dispositions and secondary offerings.

(4)	Includes loss on disposal of assets of approximately $2.6 million and costs related to hotel acquisitions and dispositions.

(5)	Includes loss on disposal of assets of approximately $8.1 million and costs related to hotel acquisitions, dispositions and secondary offerings.

Liquidity and Capital Resources
Company Overview
On a consolidated basis, we have historically generated significant cash flow from operations and have financed our ongoing business, including execution of our strategic objectives, primarily with existing cash, cash flow generated from operations, borrowings under our revolving credit facilities, as needed, and, in certain instances, proceeds from asset dispositions. We generated cash flow from operations of approximately $383.1 million for the nine months ended September 30, 2018.
Our current liquidity requirements consist primarily of funds necessary to pay for (i) hotel operating expenses, (ii) capital expenditures, including those capital expenditures incurred to perform hotel renovations, repurpose and/or rebuild certain hotels, construct new hotels and acquire additional hotel properties and/or other lodging companies, (iii) investments in franchise, management and other fee programs, (iv) general and administrative expenses, (v) interest expense, (vi) income taxes, (vii) Paired Share repurchases, (viii) Corporation distributions and required ESH REIT distributions and (ix) certain other growth and strategic initiatives (See “—Overview”). We expect to fund our current liquidity requirements from a combination of cash on hand, cash flow generated from operations, borrowings under our revolving credit facilities, as needed, and, in certain instances, proceeds from asset dispositions.
Long-term liquidity requirements consist of funds necessary to (i) complete future hotel renovations, (ii) repurpose and/or rebuild certain existing hotels, (iii) construct new Extended Stay America branded hotels, (iv) acquire additional hotel properties and/or other lodging companies, (v) execute our other growth and strategic initiatives, (vi) pay distributions and (vii) refinance (including prior to or in connection with debt maturity payments) ESH REIT’s term loan facility (the “2016 Term Facility”) and ESH REIT’s 5.25% senior notes due in 2025 (the “2025 Notes”) maturing in August 2023 and May 2025, respectively. See Note 6 to each of the unaudited condensed consolidated financial statements of Extended Stay America, Inc. and the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 1 in this combined quarterly report on Form 10-Q, for additional detail related to our debt obligations.
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
The Company had unrestricted cash and cash equivalents of approximately $370.4 million at September 30, 2018, $118.9 million of which related to the disposition of 32 hotels in late September 2018. Based upon the current level of operations, management believes that our cash flow from operations, together with our cash balances and available borrowings under our revolving credit facilities, will be adequate to meet our anticipated funding requirements and business objectives for the foreseeable future. We regularly review our capital structure and at any time may refinance or repay existing indebtedness, incur new indebtedness or purchase debt or equity securities.

In January and February 2018, the Boards of Directors of the Corporation and ESH REIT authorized an extension of the maturity date of the Paired Share repurchase program through December 31, 2018, and authorized an increase to the amount of the combined Paired Share repurchase program to up to $400 million of Paired Shares, each effective January 1, 2018. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of September 30, 2018, the Corporation and ESH REIT repurchased and retired their respective portion of approximately 17.0 million Paired Shares for approximately

$282.0 million. Subsequent to September 30, 2018, the Corporation and ESH REIT repurchased and retired their respective portion of 0.2 million additional Paired Shares for approximately $4.4 million. As of October 29, 2018, approximately $114.1 million is remaining under the combined Paired Share repurchase program.
Distributions. On October 31, 2018, the Board of Directors of ESH REIT declared a cash distribution of $0.14 per Class A and Class B common share for the third quarter of 2018. Additionally, the Board of Directors of the Corporation declared a cash distribution of $0.08 per common share for the third quarter of 2018. These distributions, which total $0.22 per Paired Share, will be payable on November 29, 2018 to shareholders of record as of November 15, 2018.
The following table outlines distributions declared or paid to date in 2018:

Declaration Date	Record Date	Date Paid/Payable	ESH REIT Distribution	Corporation Distribution	Total Distribution
10/31/2018	11/15/2018	11/29/2018	$0.14	$0.08	$0.22
7/25/2018	8/9/2018	8/23/2018	$0.18	$0.04	$0.22
4/26/2018	5/11/2018	5/25/2018	$0.16	$0.06	$0.22
2/27/2018	3/13/2018	3/27/2018	$0.15	$0.06	$0.21
The Corporation
The Corporation’s primary source of liquidity is distribution income it receives in respect of its ownership of 100% of the Class A common stock of ESH REIT, which as of September 30, 2018, represents approximately 57% of the outstanding common stock of ESH REIT. Other sources of liquidity include income from the operations of the Operating Lessees, ESA Management, ESH Strategies and ESH Strategies Franchise.
In August 2016, the Corporation and ESH REIT entered into an unsecured intercompany credit facility (the “Unsecured Intercompany Facility”). As of September 30, 2018, the outstanding balance under the Unsecured Intercompany Facility was $0. Subject to certain conditions, the Corporation may loan to ESH REIT up to the greater of $300.0 million and an amount based on ESH REIT's Loan-to-Value Ratio under the Unsecured Intercompany Facility. See Note 6 to the unaudited condensed consolidated financial statements of Extended Stay America, Inc., which are included in Item 1 in this combined quarterly report on Form 10-Q, for additional detail on the Unsecured Intercompany Facility.

The Corporation’s current liquidity requirements consist primarily of funds necessary to pay for (i) hotel operating expenses, (ii) general and administrative expenses, (iii) interest expense on its outstanding mandatorily redeemable voting preferred stock, (iv) income taxes, (v) investments in its franchise, management and other fee programs, (vi) Paired Share repurchases, and (vii) Corporation distributions. The Corporation expects to fund its current liquidity requirements from a combination of cash on hand, cash flow generated from operations (including distribution income it receives in respect of its ownership of 100% of the Class A common stock of ESH REIT) and borrowings under its revolving credit facility, as needed. The Corporation’s long-term liquidity requirements will also include the repayment of any outstanding amounts under its revolving credit facility and the repayment of its mandatorily redeemable voting preferred stock outstanding, the total par value of which is approximately $7.1 million, in November 2020. On or after November 15, 2018, holders of the mandatorily redeemable voting preferred stock have the right to require the Corporation to redeem in cash the 8.0% voting preferred stock at $1,000 per share plus any accumulated unpaid dividends. See Note 6 to the unaudited condensed consolidated financial statements of Extended Stay America, Inc., which are included in Item 1 in this combined quarterly report on Form 10-Q, for additional detail on the Corporation’s debt obligations.

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
From time to time, the Corporation may return additional cash to ESH REIT in order for ESH REIT to pay for or fund (i) its current and long-term liquidity requirements, (ii) outstanding debt obligations or (iii) for other corporate purposes. The Corporation may transfer cash to ESH REIT through the purchase of additional shares of Class A common stock, which would increase its ownership of ESH REIT and reduce the Company’s overall tax efficiency. Additionally, the Corporation may loan funds to ESH REIT under the Unsecured Intercompany Facility (as described above) or an additional intercompany facility, subject to the conditions contained in ESH REIT's senior secured credit facilities (the “2016 ESH REIT Credit Facilities”), the 2025 Notes and the Unsecured Intercompany Facility. See Note 6 to the unaudited condensed consolidated financial statements of Extended Stay America, Inc., and Notes 6 and 9 to the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 1 in this combined quarterly report on Form 10-Q.
Based upon the current level of operations, management believes that the Corporation’s cash position, cash flow generated from operations and available borrowings under its revolving credit facility, as needed, will be adequate to meet all of the Corporation’s funding requirements and business objectives for the foreseeable future.
ESH REIT

ESH REIT’s primary source of liquidity is rental revenues derived from leases. Each lease agreement has an initial term that expires on October 31, 2018, and has been renewed for a five-year term that expires in October 2023. Upon renewal, the minimum lease and percentage rents were adjusted to reflect current arms-length terms. ESH REIT’s current liquidity requirements include funds necessary to pay (i) fixed costs associated with ownership of hotel properties, including interest expense, (ii) scheduled principal payments on its outstanding indebtedness, (iii) real estate tax expense, (iv) property insurance premiums and claims, (v) general and administrative expense, including administrative service costs reimbursed to the Corporation, (vi) capital expenditures, including those capital expenditures incurred to perform hotel renovations, repurpose and/or rebuild certain hotels, construct new hotels and acquire additional hotel properties and/or other lodging companies and (vii) the payment of distributions.
ESH REIT’s long-term liquidity requirements consist of funds necessary to (i) complete future hotel renovations, (ii) repurpose and/or rebuild certain of ESH REIT’s existing hotel properties, (iii) construct new Extended Stay America branded owned hotels, (iv) acquire additional hotel properties and/or other lodging companies, (v) pay distributions and (vi) refinance (including prior to or in connection with debt maturity payments) the 2016 Term Facility and the 2025 Notes maturing in August 2023 and May 2025, respectively. See Note 6 to the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., which are included in Item 1 in this combined quarterly report on Form 10-Q, for additional detail on ESH REIT’s debt obligations.
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
Comparison of Nine Months Ended September 30, 2018 and September 30, 2017
We had total cash, cash equivalents and restricted cash of approximately $386.6 million and $138.0 million at September 30, 2018 and 2017, respectively. The following table summarizes the changes in our cash, cash equivalents and restricted cash as a result of operating, investing and financing activities for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017	Change ($)
Cash provided by (used in):
Operating activities	$383,050	$370,587	$12,463
Investing activities	131,096	(84,452)	215,548
Financing activities	(278,412)	(254,152)	(24,260)
Effects of changes in exchange rate on cash and cash equivalents	(67)	275	(342)
Net increase in cash, cash equivalents and restricted cash	$235,667	$32,258	$203,409
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled approximately $383.1 million for the nine months ended September 30, 2018 compared to approximately $370.6 million for the nine months ended September 30, 2017, an increase of approximately $12.5 million. Cash flows provided by operating activities increased for the nine months ended September 30, 2018 due to additional cash generated from improved operating performance, specifically a 2.4% increase in RevPAR for hotels owned and operated for the entirety of both periods, as well as a decrease in cash income tax payments of approximately $8.9 million and a decrease in cash interest payments of approximately $6.2 million. These increases were partially offset by a decrease in revenues as a result of the sale of 58 hotels during the nine months ended September 30, 2018 and five hotels in 2017.
Cash Flows provided by (used in) Investing Activities
Cash flows provided by investing activities totaled approximately $131.1 million for the nine months ended September 30, 2018 compared to cash flows used in investing activities of approximately $84.5 million for the nine months ended September 30, 2017. The $215.5 million cash increase was primarily due to an increase in proceeds from the sale of hotels of approximately $226.1 million, partially offset by the acquisition of a hotel for approximately $12.7 million during the nine months ended September 30, 2018.
Cash Flows used in Financing Activities
Cash flows used in financing activities totaled approximately $278.4 million for the nine months ended September 30, 2018 compared to approximately $254.2 million for the nine months ended September 30, 2017, an increase of approximately $24.3 million. Cash flows used in financing activities increased primarily due to an increase in Paired Share repurchases of approximately $20.9 million, an increase in net debt repayments and related fees of approximately $11.2 million as well as an increase in total distributions paid to holders of Paired Shares of approximately $5.8 million. These increases were offset by a decrease in the repurchase of Corporation mandatorily redeemable preferred stock of approximately $14.1 million.

Sources and Uses of Cash – ESH REIT
The following cash flow table and comparisons are provided for ESH REIT:
Comparison of Nine Months Ended September 30, 2018 and September 30, 2017
ESH REIT had total cash, cash equivalents and restricted cash of approximately $251.6 million and $65.0 million at September 30, 2018 and 2017, respectively. The following table summarizes the changes in ESH REIT’s cash, cash equivalents and restricted cash as a result of operating, investing and financing activities for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017	Change ($)
Cash provided by (used in):
Operating activities	$373,395	$369,647	$3,748
Investing activities	136,321	(88,423)	224,744
Financing activities	(313,034)	(270,061)	(42,973)
Net increase in cash, cash equivalents and restricted cash	$196,682	$11,163	$185,519
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled approximately $373.4 million for the nine months ended September 30, 2018 compared to approximately $369.6 million for the nine months ended September 30, 2017, an increase of approximately $3.7 million. This increase in cash flows from operating activities was driven by a decrease in cash interest payments of approximately $7.7 million and a decrease in cash income tax payments of approximately $1.7 million. These increases were partially offset by a decrease in rental revenues as a result of the sale of 58 hotels during the nine months ended September 30, 2018 and five hotels in 2017.
Cash Flows provided by (used in) Investing Activities
Cash flows provided by investing activities totaled approximately $136.3 million for the nine months ended September 30, 2018 compared to cash flows used in investing activities of approximately $88.4 million for the nine months ended September 30, 2017. The $224.7 million cash increase was primarily due to an increase in proceeds from the sale of hotels of approximately $232.1 million, partially offset by the acquisition of a hotel for approximately $12.7 million during the nine months ended September 30, 2018.
Cash Flows used in Financing Activities
Cash flows used in financing activities totaled approximately $313.0 million for the nine months ended September 30, 2018 compared to approximately $270.1 million for the nine months ended September 30, 2017, an increase of approximately $43.0 million. Cash flows used in financing activities increased primarily due to an increase in ESH REIT common distributions of approximately $25.1 million, an increase in net debt repayments and related fees of approximately $11.2 million, as well as an increase in ESH REIT Class B common stock repurchases of approximately $7.5 million.
Capital Expenditures
We maintain each of our hotels in good repair and condition and in conformity with applicable laws and regulations. The cost of all improvements and significant alterations are generally made with cash flows from operations. During the nine months ended September 30, 2018 and 2017, the Company incurred capital expenditures, including development in process, of approximately $147.5 million and $133.3 million, respectively. During the nine months ended September 30, 2018, these capital expenditures, including development in process, were primarily made as a result of investments in land and hotel acquisitions (including one hotel under construction, expected to open in the fourth quarter of 2018), ordinary hotel related capital improvements and information technology. For the nine months ended September 30, 2017, capital expenditures were primarily made in conjunction with our hotel renovation program, which was completed in the second quarter of 2017, and ordinary capital improvements.

Our next cyclical hotel renovation program is expected to begin in the fourth quarter of 2018, with each hotel generally on a seven-year renovation cycle. We expect to renovate approximately 450 hotels over a seven-year period. The next renovation cycle is not expected to include the same replacements and upgrades at all hotels across the portfolio, but rather includes four potential renovation packages, which will be evaluated on a hotel by hotel basis in order to assess the potential return for each asset based on multiple market and hotel specific variables. These renovations range from a base renovation for approximately $5,000 per room, which includes paint, lighting and soft goods, to a premium plus renovation for approximately $20,000 per room, which includes a base renovation as well as new flooring, upgraded kitchens, bathrooms and new bed frames and soft seating.
Funding for future capital expenditures, including future hotel renovations, repurposing and/or rebuilding certain of our hotel properties, building new hotels we expect to own and operate, land acquisitions and acquiring and converting existing hotels to the Extended Stay America brand, either owned or franchised, is expected to be provided primarily from cash flows from operations or, to the extent necessary, the Corporation or ESH REIT revolving credit facilities, including the Unsecured Intercompany Facility, and, in certain circumstances, proceeds from asset sales.
Our Indebtedness
As of September 30, 2018, the Company’s total indebtedness was approximately $2.5 billion, net of unamortized deferred financing costs and debt discounts, including approximately $7.1 million of Corporation mandatorily redeemable preferred stock. ESH REIT's total indebtedness at September 30, 2018 was approximately $2.5 billion, net of unamortized deferred financing costs and debt discounts. For a detailed discussion of our indebtedness, see Note 6 to each of the unaudited condensed consolidated financial statements of Extended Stay America, Inc. and the unaudited condensed consolidated financial statements of ESH Hospitality, Inc., both of which are included in Item 1 in this combined quarterly report on Form 10-Q.
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
The Corporation
As of September 30, 2018, the Corporation had minimal exposure to market risk from changes in interest rates because it had no variable rate debt as there were no outstanding amounts drawn on the Corporation's revolving credit facility. The Corporation's exposure to market risk from changes in interest rates may increase in future periods should the Corporation incur variable rate debt, including draws on the Corporation's revolving credit facility.
ESH REIT
As of September 30, 2018, approximately $1.2 billion of ESH REIT’s outstanding debt of approximately $2.5 billion, net of unamortized deferred financing costs and debt discounts, had a variable interest rate. ESH REIT is a counterparty to an interest rate swap at a fixed rate of 1.175%. The notional amount of the interest rate swap as of September 30, 2018 was $300.0 million, which reduces by $50.0 million every six months until the swap matures in September 2021. The remaining outstanding variable rate debt of approximately $914.6 million, which is not subject to the interest rate swap, remains subject to interest rate risk. If market rates of interest were to fluctuate by 1.0%, interest expense would increase or decrease by approximately $9.1 million annually, assuming that the net amount of ESH REIT’s unhedged variable interest rate debt remains at approximately $914.6 million.
Item 4. Controls and Procedures
Controls and Procedures (Extended Stay America, Inc.)
Disclosure Controls and Procedures
As of September 30, 2018, Extended Stay America, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of Extended Stay America, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of Extended Stay America, Inc. concluded that the disclosure controls and procedures of Extended Stay America, Inc. were effective to ensure that information required to be disclosed in the reports that Extended Stay America, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of Extended Stay America, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
During the third quarter of 2018, the Corporation implemented a new vendor service request system. There were no other changes in Extended Stay America, Inc.’s internal control over financial reporting that occurred during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, Extended Stay America, Inc.’s internal control over financial reporting.
Controls and Procedures (ESH Hospitality, Inc.)
Disclosure Controls and Procedures
As of September 30, 2018, ESH Hospitality, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of ESH Hospitality, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of ESH Hospitality, Inc. concluded that the disclosure controls and procedures of ESH Hospitality, Inc. were effective to ensure that information required to be disclosed in the reports that ESH Hospitality, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of ESH Hospitality, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
During the third quarter of 2018, ESH Hospitality, Inc. implemented a new vendor service request system. There were no other changes in ESH Hospitality, Inc.’s internal control over financial reporting that occurred during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, ESH Hospitality, Inc.’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

On February 13, 2018, the Company learned that a default judgment had been entered against it and certain of its affiliates on March 16, 2017 in the State Court of Gwinnett County, Georgia in an action entitled Sweeting v. Extended Stay America, Inc. et al., Case No. 16-C-06630-S4. The case is one of two personal injury actions arising out of the death of a child, brought by the child’s estate and personal representative, and brought by the child’s mother, respectively. The first action is currently pending. A default judgment was entered in the second case due to an inadvertent error in responding to service of process. The Company filed motions to open the default and set aside the judgment. On October 19, 2018, the court granted the Company's motion to open the default and set aside judgement.
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
The following table sets forth all purchases made by or on behalf of the Corporation and ESH REIT or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of Paired Shares during each month in the third quarter of 2018.

Period	Total number of Paired Shares purchased (1)	Average price paid per Paired Share (2)	Total number of Paired Shares purchased as part of publicly announced program (1)	Maximum dollar value that may yet be purchased under the program(3)
July 1 - July 31, 2018	106,890	$21.55	106,890	$127,598,197
August 1- August 31, 2018	310,006	$21.08	310,006	$121,064,023
September 1- September 30, 2018	142,008	$19.88	142,008	$118,241,392
Total	558,904	$20.86	558,904	$118,241,392
_________________________________

(1)	Represents an equal number of Corporation common shares and ESH REIT Class B common shares, which were paired together on a one-for-one basis to form Paired Shares.

(2)
In the aggregate, the Corporation and ESH REIT paid approximately $7.4 million and $4.2 million, respectively, for their respective portion of the Paired Shares that were repurchased and retired during the three months ended September 30, 2018.

(3)
In January and February 2018, the Boards of Directors of the Corporation and ESH REIT authorized an extension of the maturity date of the combined Paired Share repurchase program through December 31, 2018, and authorized an increase in the amount of the combined Paired Share repurchase program to up to $400 million of Paired Shares, each effective January 1, 2018. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans).

Subsequent to September 30, 2018, the Corporation and ESH REIT repurchased and retired their respective portion of approximately 0.2 million Paired Shares for approximately $2.8 million and $1.6 million, respectively. Approximately $114.1 million is remaining under the combined Paired Share repurchase program as of October 29, 2018.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
On October 31, 2018, the Operating Lessees entered into lease amendments, which are effective November 1, 2018, (the “Renewal Lease Amendments” and each individually a “Renewal Lease Amendment”) with the ESH Hotel Landlords (as defined below) that amended and restated the Company’s operating leases in connection with an automatic renewal of the existing agreements pursuant to the renewal terms set forth therein.
The Renewal Lease Amendments made the following modifications, among others, to the Company’s operating leases: (i) adjusted the minimum and percentage rents to reflect arm’s length terms; and (ii) amended the percentage rent calculation from a portfolio-level calculation to a hotel-by-hotel calculation.
For the foregoing description of the Renewal Lease Amendments, “ESH Hotel Landlords” means ESA P Portfolio L.L.C., a Delaware limited liability company (and an indirect, wholly owned subsidiary of ESH REIT); ESH/TN Properties L.L.C., a Delaware limited liability company (and an indirect, wholly owned subsidiary of ESH REIT); ESA P Portfolio MD Trust, a Delaware statutory trust (and an indirect, wholly owned subsidiary of ESH REIT); ESA UD Properties L.L.C., a Delaware limited liability company (and an indirect, wholly owned subsidiary of ESH REIT); and ESA LVP Portfolio LLC, a Delaware limited liability company (and an indirect, wholly owned subsidiary of ESH REIT).

The foregoing description of the Renewal Lease Amendments does not purport to be complete and is qualified in its entirety by reference to each of the amended and restated leases, which are filed as Exhibits 10.1, 10.2 and 10.3 to this combined quarterly report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description
10.1
Second Amended and Restated Lease Agreement, dated as of October 31, 2018, by and between ESA P Portfolio L.L.C., ESA P Portfolio MD Trust, and ESH/TN Properties L.L.C., individually and collectively as Landlord, and ESA Portfolio Operating Lessee LLC, as Tenant.

10.2	Amended and Restated Lease Agreement, dated as of October 31, 2018, by and between ESA UD Properties L.L.C., as Landlord, and ESA 2007 Operating Lessee Inc., as Tenant.
10.3	Amended and Restated Lease Agreement, dated as of October 31, 2018, by and between ESA LVP Portfolio LLC, as Landlord, and ESA LVP Operating Lessee LLC, as Tenant.
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

EXTENDED STAY AMERICA, INC.

Date: October 31, 2018	By:	/s/ Jonathan S. Halkyard
Jonathan S. Halkyard
President and Chief Executive Officer

Date: October 31, 2018	By:	/s/ Brian T. Nicholson
Brian T. Nicholson
Chief Financial Officer

ESH HOSPITALITY, INC.

Date: October 31, 2018	By:	/s/ Jonathan S. Halkyard
Jonathan S. Halkyard
President and Chief Executive Officer

Date: October 31, 2018	By:	/s/ Brian T. Nicholson
Brian T. Nicholson
Chief Financial Officer