Form 10-K
period 2018-12-31
Extended Stay America, Inc.; ESH Hospitality, Inc.
filed 2019-02-27
CIK 1581164, 1507563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-K
__________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2018
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
NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Extended Stay America, Inc.	Large accelerated filer ☒	Accelerated filer ☐
	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

ESH Hospitality, Inc.	Large accelerated filer ☒	Accelerated filer ☐
	Non-accelerated filer ☐	Smaller reporting company ☐
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
As of June 30, 2018, the aggregate value of the registrants’ Paired Shares held by non-affiliates was $4,055.0 million, based on the number of shares held by non-affiliates as of June 30, 2018 and the closing price of the registrants’ Paired Shares on the Nasdaq Global Select Market on June 30, 2018.
As of February 22, 2019, Extended Stay America, Inc. had 188,229,441 shares of common stock outstanding and ESH Hospitality, Inc. had 250,493,583 shares of Class A common stock and 188,229,441 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our proxy statements relating to the 2019 Annual Meetings of Shareholders are incorporated by reference into Part III of this combined annual report on Form 10-K.

i

ABOUT THIS COMBINED ANNUAL REPORT
This combined annual report on Form 10-K is filed by Extended Stay America, Inc., a Delaware corporation (the “Corporation”), and its controlled subsidiary, ESH Hospitality, Inc., a Delaware corporation (“ESH REIT”). Both the Corporation and ESH REIT have securities that have been registered under the Securities Act of 1933, as amended (the “Securities Act”), which are publicly traded and listed on The Nasdaq Global Select Market (“NASDAQ”) as Paired Shares, as defined herein. As further discussed herein, unless otherwise indicated or the context requires, the terms “Company,” “Extended Stay,” “Extended Stay America,” “we,” “our” and “us” refer to the Corporation, ESH REIT and their subsidiaries considered as a single enterprise.
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
This combined report also includes separate Exhibit 31 and 32 certifications for each of Extended Stay America, Inc. and ESH Hospitality, Inc. in order to establish that the Chief Executive Officer and the Chief Financial Officer of each registrant has made the requisite certifications and that Extended Stay America, Inc. and ESH Hospitality, Inc. are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 18 U.S.C. §1350.
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

•	Eliminates duplicative and potentially confusing disclosure and provides a more streamlined presentation, since a substantial amount of our disclosure applies to both registrants; and

•	Creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.
CERTAIN DEFINED TERMS
The following defined terms relate to our corporate structure and lodging industry operating metrics. Unless otherwise indicated or the context requires:

•	ADR or average daily rate means hotel room revenues divided by total number of rooms sold in a given period.

•	Company means the Corporation, ESH REIT and their subsidiaries considered as a single enterprise.

•
Comparable Hotels means, when used in connection with describing our results of operations, the 552 Extended Stay America-branded hotels owned and operated by the Company during the years ended December 31, 2018 and 2017. The operating results of Comparable Hotels exclude the results of five hotels sold in 2017, 72 hotels sold in 2018 and two hotels acquired in 2018.

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

•	ESA Management means ESA Management LLC and its subsidiaries, which manage Extended Stay America-branded hotel properties on behalf of the Operating Lessees and third parties.

•
ESH REIT means ESH Hospitality, Inc., a Delaware corporation that has elected to be taxed as a real estate investment trust (“REIT”), and its subsidiaries. ESH REIT is a majority-owned subsidiary of the Corporation which leases all of its hotel properties to the Operating Lessees.

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

•
Operating Lessees means the wholly-owned subsidiaries of the Corporation that each lease a group of hotels from ESH REIT and, as stipulated under each lease agreement, operate the Company’s owned hotels.

•
Paired Share means one share of common stock, par value $0.01 per share, of the Corporation together with one share of Class B common stock, par value $0.01 per share, of ESH REIT, which are attached and trade as a single unit.

•
RevPAR or Revenue per Available Room means the product of average daily room rate charged and the average daily occupancy achieved for a hotel or group of hotels in a given period. RevPAR does not include ancillary revenues, such as food and beverage revenues, or parking, pet, WiFi upgrade, telephone or other guest service revenues.

•	System-wide hotels means all hotels that are operated under the Extended Stay America brand and that are owned, franchised and/or managed by the Company.

•
Third-party intermediaries are unaffiliated distribution channels that sell hotel inventory, including ours, for a fee on the internet. Third party intermediaries currently include Expedia.com and Booking.com (and their respective affiliated brands and distribution channels, such as Priceline, Hotwire, Kayak and Trivago) and may in the future include search engines such as Google and alternative lodging suppliers such as Airbnb and HomeAway.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This combined annual report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical facts included in this combined annual report on Form 10-K may be forward-looking, including statements regarding, among other things, our ability to meet our debt service obligations, future capital expenditures (including future acquisitions and hotel renovation programs), distribution policies, development, growth and franchise opportunities, anticipated benefits or use of proceeds from any dispositions, plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position and our business outlook and business trends.
When used in this combined annual report on Form 10-K, the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “will,” “look forward to” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts and are based upon our current expectations, beliefs, estimates, projections and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this combined annual report on Form 10-K. Such risks, uncertainties and other important factors include, but are not limited to, the risk factors described under “Risk Factors.” You should evaluate all forward-looking statements made in this combined annual report on Form 10-K in the context of these risks and uncertainties, and you are cautioned not to place undue reliance on such forward-looking statements.
We caution you that the risks, uncertainties and other factors referenced above and throughout this combined annual report on Form 10-K may not contain all of the risks, uncertainties and other factors that may be important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will have the results or effects on us, our business or operations in the way expected. In particular, no assurance can be given that any of our ongoing, planned or expected strategic initiatives or objectives discussed herein or in other filings with the SEC will be initiated or completed within our expected timing or at all. Estimates and forward-looking statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.

PART I
Item 1.        Business
Our Company
We are the largest integrated owner/operator of company-branded hotels in North America. Our business operates in the extended-stay segment of the lodging industry, and as of December 31, 2018, we owned and operated 554 hotel properties in 40 U.S. states, consisting of approximately 61,500 rooms, and franchised or managed 73 hotel properties for third parties, consisting of approximately 7,500 rooms. All 627 system-wide hotels operate under the Extended Stay America brand, which serves the mid-price extended stay segment and accounts for approximately 40% of the segment by number of rooms in the United States.
Extended Stay America-branded hotels are designed to provide an affordable and attractive alternative to traditional lodging or apartment accommodations and are targeted toward self-sufficient, value-conscious guests who need lodging for more than a week. Guests include business travelers, leisure travelers, professionals on temporary work or training assignments, persons relocating, the temporarily displaced, those purchasing a home and anyone else in need of temporary housing.
For the year ended December 31, 2018, we had total revenues of $1.3 billion, net income of $211.8 million and Adjusted EBITDA of $599.7 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA. During the year ended December 31, 2018, 37.0%, 21.1% and 41.9% of our owned hotel room revenues were derived from guests with stays from 1-6 nights, from 7-29 nights, and for 30 or more nights, respectively. During the year ended December 31, 2018, 29.2% of our owned hotel room revenues were derived from property-direct reservations, 24.5% were derived from our central call center, 17.8% were derived from our own proprietary website, 24.3% were derived from third party intermediaries and 4.2% were derived from travel agencies using global distribution systems.

We seek to drive our competitive advantage by targeting our product offering to an underserved market segment and by driving economies of scale through our national distribution and concentration of multiple hotels in individual markets. We focus on continually improving our product and service, improving marketing efforts and driving ADR. In addition to owning and operating hotels, we have increased, and plan to continue to increase, our distribution through the ongoing development of our fee-based income stream pursuant to which we franchise our brand to third parties and, in some instances, manage hotels on behalf of our franchisees. We also seek to increase our efficiency and the overall quality of our real estate portfolio by selling non-strategic hotels over time, in some cases franchising our brand to, or managing sold hotels for, the buyers. Our current and future plans include some or all of the following:

•	continuing to invest capital in our hotels, both on an ongoing basis and through future cyclical hotel renovation programs, where justified by anticipated returns on investment;

•	repurposing and/or rebuilding certain of our hotel properties;

•	building new Extended Stay America hotel properties which we expect to own and operate;

•	selling non-strategic hotels to buyers that we expect will franchise the Extended Stay America brand from us and for whom we may perform management or other services;

•	converting existing hotels to the Extended Stay America brand, either as franchises or on our own balance sheet;

•	franchising the Extended Stay America brand to newly-constructed hotel properties built and owned by third parties for whom we may perform management or other services; and

•	acquiring additional hotel properties.

Our History
We were founded in 1995 as a developer, owner and operator of extended stay hotels. Following a period focused primarily on new development, we became a consolidator of hotel properties by selectively acquiring extended stay companies and hotels, ultimately creating the largest mid-price extended stay company in the United States. We were acquired out of bankruptcy in October 2010. In November 2013, we completed an initial public offering and restructured and reorganized our then-existing business.
Ownership of Paired Shares gives investors an ownership interest in our hotel properties through ESH REIT and in our franchising and hotel management business, including the operation of our owned hotels, and other aspects of our business through the Corporation. This structure permits us to enjoy some, though not all, of the benefits of a REIT (i.e., while ESH REIT is taxed as a REIT for U.S. federal income tax purposes, all distributions paid by ESH REIT to the Corporation are subject to corporate level tax, effectively eliminating approximately 57% of the tax benefit of REIT status for the consolidated enterprise).
We currently operate an extended stay hospitality platform with approximately 8,100 employees and are led by a management team with public company experience in hospitality, consumer retail and service businesses.
The Corporation
Extended Stay America, Inc. was incorporated in Delaware on July 8, 2013. As of December 31, 2018, the Corporation leased and operated 554 hotels, consisting of approximately 61,500 rooms, and franchised and/or managed 73 hotels for third parties, consisting of approximately 7,500 rooms. The 554 hotels, which are owned by ESH REIT, are leased to and operated by the Operating Lessees, wholly-owned subsidiaries of the Corporation, and are managed by ESA Management, a wholly-owned subsidiary of the Corporation, pursuant to management agreements. All hotels operate under the Extended Stay America brand. ESH Strategies, a wholly-owned subsidiary of the Corporation, owns the brand and intellectual property related to our business and licenses them to its subsidiary, ESH Strategies Franchise, which in-turn relicenses it to third-party franchisees.
ESH REIT
ESH Hospitality, Inc. was formed as a limited liability company in Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. ESH REIT owns 554 hotel properties, which are leased to and operated by subsidiaries of the Corporation as described in the preceding paragraph. ESH REIT has elected to be taxed as a REIT.
Our Brand
We currently operate all of our hotels under the Extended Stay America brand. All Extended Stay America-branded hotels feature in-room kitchens, free WiFi, free grab-and-go breakfast, flat screen TVs with premium cable channels and on-site guest laundry. We continue to own the intellectual property rights in certain of our former brands, including Homestead Studio Suites, Studio Plus and Extended Stay Deluxe.

Our Corporate Structure
The following chart summarizes our corporate structure as of December 31, 2018.

Shareholders[1]
100%
42.9%[3]
Extended Stay America, Inc. (Corporation)[2]
57.1%[4]
ESH Hospitality Strategies LLC (ESH Strategies)
ESA Management LLC (ESA Management)
Operating Lessees
ESH Hospitality, Inc. (ESH REIT)[5]
ESA Strategies Branding LLC
Property Owning Entities
ESH Strategies Franchise LLC (ESH Strategies Franchise)
Third-Party Property Owners
Trademark license agreements
Operating leases
Management agreements
Franchise Agreements

1. Management and certain members of the boards of each of the Corporation and ESH REIT hold approximately 0.7% of the Paired Shares.
2. Obligor under Corporation Revolving Credit Facility.
3. Shares of Class B common stock of ESH REIT, which are generally entitled to one vote per share. ESH REIT's Class A and Class B common stock are generally entitled to the same distributions.
4. Shares of Class A common stock of ESH REIT, which are entitled to the greater of (x) one vote per share or (y) the number of votes per share that would entitle the Class A common stock to approximately 55% of the total voting power. ESH REIT's Class A and Class B common stock are generally entitled to the same distributions.
5. Obligor under 2016 ESH REIT Credit Facilities and 2025 Notes.

Our Industry

U.S. Lodging Industry
The lodging industry is a significant part of the U.S. economy, generating over $163.3 billion of room revenues in 2018 and comprising approximately 5.2 million hotel rooms as of December 31, 2018, according to STR, Inc. (“STR”)(1). Lodging industry performance is generally tied to both macro-economic and micro-economic trends in the United States and, similar to other industries, experiences both positive and negative operating cycles. Following the 2008 to 2009 recession, demand in the U.S. lodging industry has experienced a nine-year growth cycle in which demand growth has exceeded supply growth, even as supply growth has returned to long-term average rates. According to PricewaterhouseCoopers LLP (“PwC”)(2), room supply grew 2.0% in 2018 and is expected to grow 2.1% in 2019, in line with historical rates of annual supply growth. RevPAR has grown in the U.S. lodging industry each year starting in 2010. According to PwC, RevPAR for the overall U.S. lodging industry grew 2.9% in 2018, and is expected to grow 2.3% in 2019.
U.S. Extended Stay Segment
Extended stay hotels represent a growing segment within the U.S. lodging industry, with approximately 467,200 rooms for the year ended December 31, 2018, according to The Highland Group(3). The extended stay segment tends to follow the cyclicality of the overall lodging industry. Extended stay hotels are differentiated by price point into economy, mid-price and upscale segments. Our business is focused on the mid-price extended stay segment, which accounted for approximately 33% of the supply of extended stay rooms in 2018, approximately 40% of which are branded Extended Stay America.
Seasonality
The lodging industry is seasonal in nature. The Company’s revenues are generally lower during the first and fourth quarters of each calendar year as is typical in the U.S. lodging industry. Because many of the Company’s hotel operating and general and administrative expenses are fixed and do not fluctuate with changes in revenues, declines in revenues can cause disproportionate fluctuations or decreases in the Company’s quarterly earnings and operating cash flows during these periods.
ESH REIT’s revenues and earnings are generally highest during the fourth quarter of each calendar year as rental revenues contingent upon lessee hotel revenues are not earned for accounting purposes until certain lessee hotel revenue thresholds are achieved, which typically occurs in the fourth quarter. ESH REIT’s cash flows generally remain consistent each quarter of the calendar year, except as noted above.
Cyclicality
The lodging industry is cyclical and its fundamental performance tends to follow the general economy, albeit on a lagged basis. There is a history of increases and decreases in demand for hotel rooms, occupancy levels and rates realized by owners and operators of hotel properties through economic cycles. Variability of results through some economic cycles in the past has been more severe due to changes in the supply of hotel rooms in given markets or in given categories of hotels. The combination of changes in economic conditions and in the supply of hotel rooms can result in significant volatility in results of operations for owners, operators and/or franchisors of hotel properties. The costs of running a hotel, and in particular an extended stay hotel, tend to be more fixed than variable. Because of this, in an environment of either increasing or decreasing revenues, the rate of change in earnings will likely be greater than the rate of change in revenues. See “Risk Factors—Risks Related to the Lodging Industry—The lodging industry, including the extended stay segment, is cyclical and a worsening of general economic conditions or low levels of economic growth could materially adversely affect our business, financial condition, results of operations and our ability to pay distributions to our shareholders.”

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

Competition
We operate in a highly competitive industry, with sources of competition including other extended stay hotel brands, transient-oriented hotel brands that compete for both transient and extended stay guests, serviced apartments and private homes and rooms and apartments rented on the internet. In addition, we face competition for both quality acquisition opportunities and locations to build new hotels and for hotel owners and developers as potential franchisees. We also face competition from third-party intermediaries and, increasingly, from new channels of distribution, such as large companies that offer online travel services as part of their business model and search engines. See “Risk Factors—Risks Related to the Lodging Industry—We operate in a highly competitive industry.”
Employees
We employ approximately 8,100 employees. Approximately 7,700 of these employees are hotel property-level employees, comprised of approximately 4,100 full-time employees and approximately 3,600 part-time employees. None of our employees are currently represented by unions or covered by collective bargaining agreements.
Sales, Marketing and Reservations
Our sales team is focused on growing the value of our existing accounts, developing business from new customers and partnering with our operations team to drive local sales. We are organized regionally and by account, and our team focuses on the following customers with extended stay lodging needs: major Fortune 500 companies; small and medium sized businesses; travel agencies; relocation and staffing consultants; and medical, technology, government and educational organizations. Approximately 40.0% of our total revenues in 2018 were derived from accounts managed by this team. In 2018, we launched a new business travel program comprised of products and services designed to help business travel buyers manage their companies’ travel-related objectives.
We seek to maximize revenue in each hotel through our revenue management team. This team is responsible for determining prices and managing the availability of room inventory to different channels and customer segments. Our automated revenue management system allows us to automatically price against demand from short-term and long-term guests.
Our marketing strategy is focused on growing awareness of the Extended Stay America brand and demand for our hotels through a combination of media channels, including print, public relations and email marketing. We also put a significant emphasis on digital marketing, buying search engine placement, internet display advertising and other media to drive traffic to our website, mobile app and call center. We maintain a customer database and use it for targeted marketing activity. Our customer loyalty program, called Extended Perks, had more than 2.7 million members as of December 31, 2018. The program is built around the idea of “instant rewards – no points required,” with members receiving discount offers on our rooms, as well as discounts from our merchandise and service partners. We believe this program has helped, and will continue to help, us generate repeat business and market directly to more of our customers.
We use a central reservation system to provide access to our hotel inventory through a wide variety of channels, including property-direct, our central call center, our desktop and mobile websites, travel agency global distribution systems and third-party intermediaries. We outsource our central reservation system, call center and management of our website. During the year ended December 31, 2018, 29.2% of our owned hotel room revenues were derived from property-direct reservations, 24.5% were derived from our central call center, 17.8% were derived from our own proprietary website, 24.3% were derived from third party intermediaries and 4.2% were derived from travel agencies using global distribution systems. We believe we have an opportunity to increase the power and reach of our distribution network through enhanced partnerships with additional agency, merchant and wholesale partners.
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
Phase I environmental assessments were most recently obtained for substantially all of our owned hotel properties in 2012 and for all hotel properties that we have purchased since that time. The Phase I environmental assessments were intended to identify potential contamination, but did not include any invasive sampling procedures, such as soil or ground water sampling. The Phase I environmental assessments identified a number of known or potential environmental conditions associated with historic uses of the hotel properties or adjacent properties. However, the Phase I environmental assessments did not identify any environmental liability that we believe would have a material adverse effect on our business, assets, results of operations or liquidity. It is possible that these environmental assessments did not reveal all potential environmental liabilities, such as the presence of former underground tanks for the storage of petroleum-based or waste products, that could create a potential for release of hazardous substances. In addition, it is possible that environmental liabilities have arisen since the assessments were completed. No assurances can be given that (i) future regulatory requirements will not impose any material environmental liability, or (ii) the current environmental condition of our hotel properties will not be affected by the condition of properties in the vicinity of our hotel properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.
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
Certain hotels we own or those we may acquire in the future contain, may contain, or may have contained asbestos-contaminating material (“ACM”). Environmental, health and safety laws require that ACM be properly managed and maintained, and include requirements to undertake special precautions, such as removal or abatement if ACM would be disturbed during maintenance, renovation or demolition of a building. These laws regarding ACM may impose fines and penalties on building owners, employers and operators for failure to comply with these requirements or expose us to third-party liability. We are not presently aware of ACM at our hotel properties that would result in a material adverse effect on our business, assets or results of operations.
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
We have obtained environmental insurance subject to limits, deductibles and exclusions customarily carried for similar businesses. We believe that our environmental insurance policy is appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice; however, our environmental insurance coverage may not be sufficient to fully cover our losses. Although our franchise and management agreements include broad indemnity provisions that encompass environmental claims resulting from franchised or managed properties, there can be no assurance that the indemnifying counterparties would be solvent or otherwise able to indemnify us if we were found liable for those claims.
Intellectual Property
In the highly competitive hospitality industry in which we operate, trademarks, service marks, trade names, logos and other proprietary rights are very important to the success of our business. The Corporation has a significant number of trademarks, service marks, trade names, logos, other proprietary rights and pending registrations and expends significant resources on their surveillance, registration and protection.
Regulation
A number of states and local governments regulate the licensing of hotels by requiring registration, disclosure statements and compliance with specific standards of conduct. We believe that each of our owned hotels has the necessary permits and approvals to operate its respective business and we intend to continue to obtain these permits and approvals for any new hotels. We are also subject to laws governing our relationship with our employees, including minimum wage requirements, overtime, meal and rest periods, working conditions and work permit requirements. An increase in the minimum wage rate, employee benefit costs or other costs associated with employees could materially adversely affect our business, including our results of operations. There are frequently proposals under consideration at the federal, state and local levels to increase the minimum wage and to expand overtime pay and benefits requirements.
Under the Americans with Disabilities Act of 1990 (“ADA”), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. We attempt to satisfy ADA requirements in the designs for and operation of our hotels, websites and other facilities subject to the ADA, but we cannot assure you that we will not be subjected to a material ADA claim. If that were to happen, we could be ordered to spend substantial sums to achieve compliance, fines could be imposed against us and we could be required to pay damage awards to private litigants. The ADA and other regulatory initiatives could materially adversely affect our business as well as the lodging industry in general.
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
Available Information
Our website address is www.esa.com. Our combined annual reports on Form 10-K, combined quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available free of charge through our website under “Investor Relations” or at www.aboutstay.com as soon as reasonably practicable after the electronic filing of these reports is made with the SEC. The information contained on, or that can be accessed through, our website is expressly not incorporated by reference in this combined annual report on Form 10-K.

Item 1A.    Risk Factors
You should carefully consider the following risks as well as the other information included in this combined annual report on Form 10-K in the evaluation of our Company and business. Any of the following risks could materially and adversely affect our business, financial condition or results of operations and our ability to pay distributions to our shareholders. It is not possible to predict or identify all such factors. As such, you should not consider any such list to be a complete statement of all of our potential risks and uncertainties.
Risks Related to the Lodging Industry
We operate in a highly competitive industry.

Competition for hotel guests—The lodging industry is highly competitive. We currently compete with traditional hotels and lodging facilities (including limited service hotels), other purpose built extended stay hotels (including those owned and operated by major hospitality chains with well-established, recognized brands and loyalty programs and individually-owned extended stay hotels), alternative lodging (including serviced apartments and private homes, rooms and apartments rented on the internet) and other franchisors in the lodging industry. See “—Risks Related to Our Business—Some of our business strategies depend upon skills and capabilities that we have not previously demonstrated.” Many of the major hospitality chains own multiple brands that provide them substantial economies of scale. We expect that competition within the mid-price segment of the extended stay lodging market and the chain-scale segment of the overall lodging industry will continue as we face increased competition due to the ease of access to search engines and third-party intermediaries, particularly as those intermediaries continue to consolidate, and the growing acceptance of alternative lodging sources, particularly peer-to-peer inventory sources. We compete based on a number of factors, including room rates, quality of accommodations, service levels, convenience of location, reputation, loyalty programs, reservation systems, brand recognition, supply and availability of alternative lodging and ability to reach potential guests through multiple distribution channels. See “Business—Competition.” If we are unable to compete successfully, our revenues or profits may decline.
To maintain our rates, we may face pressure to offer increased services and amenities at our hotel properties comparable to those offered at traditional hotels, which could increase our operating costs and reduce our profitability. We do not expect to increase our rates to match all of our competitors, and a number of our competitors have a significant number of members in well-established guest loyalty programs which may enable them to attract more customers and more effectively retain such customers. Our competitors may also have greater financial and marketing resources than we do, which could allow them to reduce their rates, offer greater convenience, services or amenities, build new hotels in direct competition with our existing hotels, improve their properties, replace older properties with new ones at a faster pace than we can, invest in more sophisticated technology and expand and improve their marketing efforts, all of which could have a material adverse effect on our business, financial condition and results of operations.
Competition for franchise contracts—We compete with other lodging brands and products for potential franchisees. Franchisees choose franchise systems based on a variety of reasons, including potential returns on investment, brand name recognition and reputation, brand standard requirements, franchisors’ ability and willingness to invest capital, fees and other contract terms, availability of suitable hotels in certain geographic areas, sales support, marketing support, reservations systems, information technology systems, operational support, purchasing programs and other support systems. Some of our competitors have size and scale advantages that enable them to spread the fixed costs of these systems over many properties and brands. To the extent that our inability to make commensurate investments to support a competitive franchise platform is not offset by other advantages of our franchise offering, our franchise sales could be negatively affected, which could have a material adverse effect on our ability to execute on our business strategies and on our business, financial condition and results of operations. See “—Risks Related to Our Business—Some of our business strategies depend upon skills and capabilities that we have not previously demonstrated.” Our ability to compete effectively on new franchise contracts could be reduced if our franchised hotels perform less successfully than those of our competitors, if we are unable to offer terms as favorable as those offered by our competitors or if new brands are launched.
The lodging industry, including the extended stay segment, is cyclical and a worsening of general economic conditions or low levels of economic growth could materially adversely affect our business, financial condition, results of operations and our ability to pay distributions to our shareholders.
The performance of the lodging industry, including the extended stay segment, is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Declines in corporate budgets and spending and consumer demand due to adverse general economic conditions, governmental conditions, risks affecting or reducing travel patterns, lower consumer confidence and high unemployment or adverse political conditions may have a material adverse effect on the revenues and profitability of our hotels.

Changes in consumer demand and general business cycles can subject, and have subjected, our revenues to significant volatility. The majority of our expenses are relatively fixed. These fixed expenses include labor costs, interest, real estate taxes and insurance premiums, all of which may increase at a greater rate than our revenues. The expenses of owning and operating hotels are not significantly reduced when circumstances such as market and economic factors and competition cause a reduction in revenues. Where cost-cutting efforts and capital expenditure reductions are insufficient to offset declines in revenues, we could experience a material decline in operating margins and reduced operating cash flows or losses. If we are unable to decrease our expenses significantly or rapidly when demand for our hotels decreases, the decline in our revenues could have a material adverse effect on our net operating cash flows and profitability. This effect can be especially pronounced during periods of economic contraction or slow economic growth.
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
Uncertainty regarding the future rate, pace and duration of economic growth makes it difficult to predict future profitability levels. The current nine-year growth cycle is historically long for the lodging industry. A slowing of the current economy or new economic weakness could adversely affect our ability to execute on our development and franchising strategies and could materially adversely affect operating revenues and our overall profitability.
We are subject to operating risks common to the lodging industry.
Changes and volatility in general and local economic, political and market conditions and other factors beyond our control, as well as the business, financial, operating and other risks common to the lodging industry and inherent to the ownership, management and franchising of hotels, could materially adversely affect demand for lodging products and services. This includes demand for rooms at hotel properties that we currently own, operate, franchise and potentially develop, construct, acquire or franchise in the future. These factors include:

•	changes in the relative mix of extended stay brands in various industry price categories;

•	over-building of hotels in our markets;

•	changes in the desirability of particular geographic locations, lodging preferences and travel patterns of customers, including corporate customers;

•	new sources of potentially competitive supply, such as private homes, rooms or apartments rented on the internet;

•	increases in customer price sensitivity, making it more difficult to achieve planned ADR increases;

•	dependence on corporate and commercial travelers and on tourism;

•	decreased demand for longer-term lodging or lodging facilities;

•	decreased corporate budgets and spending and cancellations, deferrals or renegotiations of group business;

•	high levels of unemployment and depressed housing prices;

•	ability to accept customer payments through credit card transactions;

•	increases in real property tax rates;

•	increases in insurance premiums or narrowed coverage;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	increases in the cost, or the lack of availability, of capital to operate, maintain and renovate our existing hotel properties or to develop, construct or acquire new hotel properties;

•
increases in labor costs, including as a result of increases to federal and state minimum wage levels, changes to overtime eligibility, unionization of the labor force and increasing health care insurance expense;

•	increases in land, construction and material costs;

•	ability to maintain relationships with, and the quality of services provided by, third-party intermediaries, developers and franchisees;

•	changes in taxes and governmental regulations that influence or set wages, prices, interest rates or construction and maintenance procedures and costs;

•	the costs and administrative burdens associated with compliance with applicable laws and regulations;

•	cyber-attacks, including those that target customer payment systems and customer data;

•	delays in or cancellations of planned or future renovation or development projects;

•	availability and cost of capital necessary for us and third-party owners to fund investments, capital expenditures and debt service obligations; and

•
events beyond our control that may disproportionately affect the travel industry, such as war, terrorist attacks, travel-related health concerns, transportation and fuel prices, government shutdowns, interruptions in transportation systems, travel-related accidents, fires, natural and man-made disasters and severe weather.

These factors, and any resulting negative publicity, can adversely affect, and from time to time have materially adversely affected, individual hotel properties, particular regions or our business as a whole. How we manage any one or more of these factors, or any crisis, could limit or reduce demand, the rates we are able to charge for rooms or services and the amount of our franchise and management fees, which could materially adversely affect our operating results and future growth, including our ability to pay distributions to our shareholders. These factors may be exacerbated by the relatively illiquid nature of our real estate holdings, which limits our ability to vary our portfolio in response to changes in economic and other conditions.
Our revenues are subject to seasonal fluctuations.
The lodging industry is seasonal in nature. The Company’s occupancy rates and revenues generally are lower during the first and fourth quarters of each calendar year. Quarterly variations in hotel revenues could materially adversely affect the Company’s near-term operating revenues and cash flows, which in-turn could have a material adverse effect on the Company’s business, financial condition and results of operations.
Risks Related to Our Business
If we fail to implement our business strategies, our business, financial condition and results of operations could be materially adversely affected.
Our financial performance and success depend in large part on our ability to successfully implement our business strategies. We cannot assure you that we will be able to successfully implement our business strategies, realize any benefit from our strategies or improve our results of operations. We may spend significant amounts in connection with our business strategies, which would result in increased costs but may not result in expected increased revenues or improved results of operations.
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
We have started, and will continue, to undertake several of our business strategies, including real estate construction and development, franchising and managing hotels for third-party owners, either for the first time or the first time in many years. Real estate construction and development, in particular, involves large deployments of capital and inherent timing and market risks. Our ability to manage these risks and successfully execute these strategies will depend on our continuing ability to attract and retain qualified, experienced personnel and third party consultants, contractors and others with the necessary expertise and to develop that expertise internally over time. While we believe the pursuit of our business strategies will have a positive impact on our business in the long-term, we cannot provide any assurance that any changes will lead to the desired results. If we do not effectively and successfully execute our business strategies, it could have a material adverse effect on our business.
Our capital expenditures may not result in our expected improvements or growth in our business.
The realization of returns on capital investments in line with our expectations is dependent on a number of factors, including, but not limited to, general economic conditions, other events beyond our control, whether our assumptions in making the investments were correct and changes in the factors underlying investment decisions, such as changes in the tastes and preferences of our customers. We can provide no assurance that we will realize our expected returns on current investments or any returns at all, or that our future investments, including ongoing or future hotel renovations, will result in expected returns, returns consistent with prior investments or any returns at all. Any growth we realize as a result of capital expenditures is expected to stabilize over time. A failure to realize our expected returns on capital investments could materially adversely affect our business, financial condition and results of operations.
Access to capital, timing, budgeting and other risks associated with the ongoing need for capital expenditures at our hotel properties could materially adversely affect our financial condition and limit our ability to compete effectively and pay distributions to our shareholders.
Real estate ownership in the lodging industry is a capital intensive business that requires significant capital expenditures. We must maintain, renovate and improve our hotel properties in order to remain competitive, maintain the value and brand standards of our hotel properties and comply with applicable laws and regulations. Maintenance, renovations and improvements to our hotel properties, for us or our franchisees, create an ongoing need for cash and, to the extent they cannot be funded from cash generated by operations, funds must be borrowed or otherwise obtained. We also intend to continue to pay regular distributions to our shareholders and for ESH REIT to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs, which may constrain our ability to retain cash for future capital expenditures. Access to the capital that we need to renovate and maintain our existing hotel properties, to develop, construct or acquire new hotel properties and to grow our franchise business is critical to the continued growth of our business and our revenues. The availability of capital or the conditions under which we can obtain capital can have a significant impact on the overall level, cost and pace of future maintenance, renovation, development, construction or acquisitions of hotel properties and therefore the ability to meaningfully grow our revenues and execute our business strategy.
As of December 31, 2018, we had total indebtedness of $2.4 billion, net of unamortized deferred financing costs and discounts of $41.1 million. Our substantial indebtedness may impair our ability to borrow additional amounts. Our ability to access additional capital could also be limited by the terms of our indebtedness and any future indebtedness, which restrict or will restrict our ability to incur debt under certain circumstances. In the past, reduced ongoing maintenance and/or capital investment in our hotel properties resulted in declining performance of our business.
Our ongoing operations, capital expenditures and business strategy subject us to the following risks:

•	potential environmental problems, such as the need to remove or abate asbestos-containing materials;

•	design defects, construction cost overruns (including labor and materials) and delays;

•	difficulty obtaining zoning, occupancy and other required permits or authorizations;

•	changes in laws and regulation and the related costs of compliance with new regulatory requirements;

•	the possibility that revenues will be reduced temporarily while rooms are out of service due to capital improvement projects; and

•	a possible shortage of available cash to fund capital improvements and the possibility that financing for these capital improvements may not be available on affordable terms or at all.
If the cost of funding maintenance, renovations or enhancements exceeds budgeted amounts and/or the time period for renovation or development is longer than initially anticipated, our profits could be reduced. If we are forced to spend larger amounts of cash from operations than anticipated to operate, maintain or renovate existing hotel properties, then our ability to use cash for other purposes, including paying distributions to our shareholders or the development, construction, franchise or acquisition of hotel properties, could be limited. Similarly, if we cannot access the capital we need to fund our operations, we may need to postpone, defer or cancel planned maintenance, renovations, improvements plans or other components of our business strategy, which could impair our ability to compete effectively and harm our business, financial condition and results of operations.
We are exposed to the risks resulting from real estate ownership, which could increase our costs, reduce our profitability and limit our ability to respond to market conditions.
Our principal assets consist of real property. Our real estate ownership subjects us to additional risks not applicable to competitors that only manage or franchise hotel properties, including:

•	the illiquid nature of real estate, which may limit our ability to sell one or more hotels in our portfolio promptly in response to changing financial conditions;

•	real estate, insurance, zoning, tax, environmental and eminent domain laws, including the condemnation of our properties;

•	fluctuations in real estate values or impairments in the value of our assets;

•	the ongoing need for capital improvements and expenditures to maintain, renovate or upgrade hotel properties;

•	the average age of hotels in our portfolio, which is approximately 19.5 years, and the potential cost and difficulty in replacing obsolete hotels with new hotels;

•
risks associated with the possibility that expense increases will outpace revenue increases and that in the event of an economic downturn, our high proportion of fixed expenses will make it difficult to reduce our expenses to the extent required to offset declining revenues;

•	changes in laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance; and

•
events beyond our control, such as war, terrorist attacks, government shutdowns, travel-related health concerns, interruptions in transportation systems, travel-related accidents, fires, natural and man-made disasters and severe weather.

Economic and other conditions may materially adversely affect the valuation of our hotel properties resulting in impairment charges that could have a material adverse effect on our business, results of operations and earnings.
We hold a significant amount of long-lived assets, including goodwill and certain intangible assets. We evaluate our tangible and intangible assets quarterly for impairment, or more frequently based on various triggers, including when a property has current or projected operating losses or when other material trends, contingencies or changes in circumstances indicate that a triggering event has occurred such that an asset’s value may not be recoverable. See Note 2 to each of the consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K. Times of economic distress and/or uncertainty, declining demand and declining earnings often result in declining real estate and real property values. As a result, we have incurred, and are likely to incur in the future, impairment charges which may have a material adverse effect on our results of operations and earnings.
We have a significant amount of debt and debt service obligations that could adversely affect our financial condition and reduce operational flexibility.
We have a significant amount of debt. As of December 31, 2018, we had total indebtedness of $2.4 billion, net of unamortized deferred financing costs and discounts of $41.1 million, and the Company had a debt-to-equity ratio of 1.8x. In the future, subject to compliance with the covenants included in our current indebtedness, we may incur significant additional indebtedness and intercompany indebtedness to finance future hotel acquisition, development, construction, renovation and improvement activities and for other corporate purposes. Our substantial level of indebtedness could have a material adverse effect on our business, results of operations and financial condition because it could, among other things:

•
require us to dedicate a substantial portion of our cash flows to make principal and interest payments, thereby reducing our cash flows available to fund working capital, capital expenditures and other general corporate purposes, including our ability to pay cash distributions to our shareholders;

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

We cannot assure you that our business will generate sufficient cash flows to enable us to pay our indebtedness, fund our other liquidity needs, including existing or future capital needs, fund our growth strategies or pay distributions to our shareholders. If we are unable to meet our debt service obligations, our indebtedness may prevent us from paying cash distributions with respect to our stock. In such case, in order to satisfy the REIT distribution requirements imposed by the Code, ESH REIT may distribute taxable stock dividends to its shareholders in the form of additional shares of its stock.
We will need to refinance all or a portion of our debt on or before maturity, which principally occurs in 2023 and 2025. We cannot assure you that we will be able to refinance any of our debt on attractive terms at or before maturity or on commercially reasonable terms or at all, particularly because of our substantial levels of debt and because of restrictions on debt prepayment and additional debt incurrence contained in the agreements governing our existing debt. Our future results of operations and our ability to service, extend or refinance our existing indebtedness are subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.
Our indebtedness includes certain restrictive covenants and our failure to comply with any of these could put us in default, which would have an adverse effect on our business, including our current and future prospects. These covenants may restrict, among other activities, our ability to:

•	sell assets or merge, consolidate or transfer all or substantially all of our assets;

•	incur additional debt;

•	incur certain liens;

•	enter into, terminate or modify leases and/or management agreements for our owned hotel properties;

•	make certain investments and other restricted payments;

•	pay distributions on or repurchase our capital stock; and

•	enter into certain transactions with affiliates.
Under both the 2016 Corporation Revolving Credit Facility and the 2016 ESH REIT Revolving Credit Facility (each as defined herein), the occurrence of a Default or an Event of Default (each as defined) would require the Corporation or ESH REIT, as the case may be, to prepay advances existing under its revolving credit facility and cash collateralize any outstanding letters of credit. During a Default or an Event of Default, the Corporation or ESH REIT, as the case may be, would be restricted from making certain cash distributions. For a more detailed description of the financial and other covenants imposed by the agreements governing our indebtedness, see Note 7 to the consolidated financial statements of Extended Stay America, Inc. and Note 6 to the consolidated financial statements of ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K.
These covenants could impair our ability to grow our business, take advantage of attractive business opportunities, successfully compete or pay distributions to shareholders. Our ability to comply with financial and other restrictive covenants may be affected by events beyond our control, including general economic, financial and industry conditions. A breach of any of the covenants under any of the agreements governing our indebtedness could result in an event of default. Cross-default provisions in the debt agreements could cause an event of default under one debt agreement to trigger an event of default under other debt agreements. Upon the occurrence of an event of default under any of our debt agreements, the lenders could elect to declare all outstanding debt under such agreements to be immediately due and payable. If we are unable to repay or refinance the accelerated debt, the lenders could proceed against any assets pledged to secure that debt. Furthermore, the agreements governing any future indebtedness will likely contain covenants that place additional restrictions on us.
Rating agency downgrades or withdrawals may increase our future borrowing costs and reduce our access to capital.
Our debt currently has a non-investment grade rating and there can be no assurance that any rating assigned by the rating agencies will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. A lowering or withdrawal of our credit rating may increase our future borrowing costs and reduce our access to capital, which could have a material adverse impact on our financial condition and results of operations.
Our business depends on the quality and reputation of our brand, and any deterioration in the quality or reputation of our brand or the lodging industry could materially adversely affect our market share, reputation, business, financial condition or results of operations.

Our brand and our reputation are among our most important assets. We operate and franchise all of our hotels under the Extended Stay America brand. Our ability to attract and retain guests depends, in part, upon the external perceptions of Extended Stay America, the quality of our hotels and services and our corporate and management integrity. Negative reviews of our hotels or our franchisees’ hotels, an incident involving the potential safety or security of our guests or employees, or negative publicity regarding safety or security at our competitors’ properties or regarding our third-party vendors or the industry, and any media coverage resulting therefrom, may harm our brand and our reputation, cause a loss of consumer confidence in Extended Stay America and the industry and materially adversely affect our results of operations. Additionally, our reputation could be harmed if we fail to act responsibly or are perceived as not acting responsibly or fail to or are perceived to not comply with regulatory requirements in a number of areas such as safety and security, data security, sustainability and environmental management. The considerable expansion in the use of social media and online review sites over recent years has compounded the potential scope and speed of negative publicity, whether or not the description of any events or conditions by social media is accurate. Adverse incidents have occurred in the past and are likely to occur in the future.
In addition, we believe that the Corporation’s trademarks and other intellectual property are fundamental to the reputation of our brand. The Corporation develops, maintains, licenses and polices a substantial portfolio of trademarks and other intellectual property rights. To the extent necessary, the Corporation enforces its intellectual property rights to protect the value of its trademarks, protect our good name, promote brand recognition, enhance our competitiveness and otherwise support our business goals and objectives. The Corporation relies on trademark laws to protect its proprietary rights. Monitoring for unauthorized use of the Corporation’s intellectual property is difficult. Litigation may be necessary to enforce the Corporation’s intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources, may result in counterclaims or other claims against the Corporation and could significantly harm our results of operations. From time to time, the Corporation applies to have certain trademarks registered. There is no guarantee that such trademark registrations will be granted. We cannot assure you that all of the steps the Corporation has taken to protect its trademarks will be adequate to prevent imitation of its trademarks by others. The unauthorized reproduction of the Corporation’s trademarks could diminish the value of our brand and its market acceptance, competitive advantages or goodwill, which could materially adversely affect our business and financial condition.
Our business is subject to risks relating to doing business with third-party owners, including franchisees, that could materially adversely affect our reputation, financial condition or results of operations.
Our business depends on our ability to establish and maintain long-term, positive relationships with third-party owners and our ability to enter into and renew franchise agreements. The effectiveness of our management, the value of our brand and the rapport we maintain with our third-party owners impact renewals of existing agreements and are also important factors for existing or new third-party owners considering doing business with us. Although our management and franchise contracts are typically long-term arrangements, hotel owners may be able to terminate the agreements under certain circumstances, including the failure of us or the owner to meet specified financial or performance criteria. Our ability to meet these financial and performance criteria is subject to, among other things, risks common to the overall hotel industry, including factors outside of our control. If a third-party owner breaches the terms of our franchise or management agreement with them, we may also elect to exercise our termination rights. If a franchise or management agreement terminates prematurely, we would lose the revenues we derive from that agreement and could incur expenses related to terminating our relationship with the third party and exiting the hotel property. In addition, negative management and franchise pricing trends could adversely affect our ability to negotiate with hotel owners. If we fail to maintain and renew existing management and franchise agreements on terms similar to our existing arrangements, or enter into new agreements on less favorable or unfavorable terms, we may be unable to expand our presence and our business and our financial condition and results of operations may suffer.
Growth of our franchise business may be affected, and may potentially be limited, by factors influencing real estate development generally, including site availability, financing, planning, zoning and other local approvals. In addition, market factors such as projected room occupancy, changes in growth in demand compared to projected supply, geographic area restrictions in management and franchise agreements, costs of construction and anticipated room rate structure, if not managed effectively by third-party owners, could adversely affect the growth of our management and franchise business.

Many of our third-party owners pledged their hotel properties as collateral under loans. If our third-party owners are unable to repay or refinance maturing indebtedness on favorable terms or at all, their lenders could declare a default, accelerate the related debt and repossess the property. A repossession could result in the termination of our franchise agreement or eliminate royalty and other revenues from the property. In addition, the owners of franchised hotels depend on financing to acquire, develop and improve hotels and, in some cases, fund operations during down cycles. Our third-party owners’ inability to obtain adequate funding could materially adversely affect the maintenance and improvement plans of existing hotels, result in the delay or stoppage of the development of our existing pipeline and limit any additional pipeline development. In addition, if a third-party owner files for bankruptcy, our franchise or management agreements may be terminable under applicable law.
Third-party owners are required to comply with quality and reputation standards of our brand, which include requirements related to the physical condition, safety standards and appearance of the properties as well as service levels. These standards may evolve with guest preference or we may introduce new requirements over time. Guest preference for our brand may diminish if our third-party owners fail to make investments necessary to maintain or improve the hotel properties and services in accordance with our standards. If third-party owners fail to observe our standards, we may elect to exercise our termination rights, which would eliminate royalty and other revenues from these properties and cause us to incur expenses related to terminating these contracts.
The franchise agreements require us and third-party owners to comply with certain provisions that are subject to interpretation and could result in disagreements. We cannot predict the outcome of any arbitration or litigation, the effect of any negative judgment against us or the amount of any settlement that we may enter into with any third-party owner.

Some of our existing development pipeline may not be developed into new hotels, which could materially adversely affect our growth prospects.
As of December 31, 2018, we had a total of 15 hotels in our owned development pipeline, including owned hotel sites where we have initiated permitting or site work, owned hotel sites where we are under construction and hotel sites for which we have executed purchase and sale agreements. Also, as of December 31, 2018, we had a total of 42 hotels in our third-party development pipeline. These include 35 hotels where we have commitments to build, one hotel where we have received an application and deposit and 6 hotels for which franchise applications are approved that are in various stages of pre-development or construction. Commitments are subject to numerous conditions, and the eventual development and completion of construction of our owned and third-party pipeline is subject to numerous risks, including our or the third-party owner’s ability to obtain adequate financing and governmental or regulatory approvals, design defects, construction delays and cost overruns and force majeure events. As a result, not every hotel in our development pipeline may develop into a new hotel that enters our system.
We could incur significant costs related to government regulation over environmental, health and safety matters.
Our hotel properties are subject to various federal, state and local environmental laws that impose liability for contamination as well as numerous environmental, health and safety laws and regulations. See “Business—Environmental, Health and Safety Matters.” Failure to comply with these laws and regulations could expose us to material fines, penalties, injunctive relief and damages that could materially and adversely affect our business and financial condition.
The geographic concentration of our portfolio may make us particularly susceptible to adverse developments in geographic areas in which we own and operate a substantial portion of our hotels.
The concentration of our hotel properties in a particular geographic area may materially impact our operating results if that area is impacted by negative economic developments or other unfavorable factors. As of December 31, 2018, 16.4% of our rooms were in California, 9.4% of our rooms were in Florida, 7.4% of our rooms were in Texas and 5.6% of our rooms were in Illinois. We are particularly susceptible to adverse economic or other conditions in these markets (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes and the cost of complying with governmental regulations or increased regulations), as well as to severe weather, man-made and natural disasters or terrorist events that occur in these markets. Our business, financial condition and results of operations would be materially adversely affected by any significant adverse developments in any of those markets. Our operations may also be materially adversely affected if competing hotels are built in these markets. Furthermore, submarkets within any of these markets may be dependent on the economic performance of a limited number of industries, or in some instances single businesses, that drive those markets.
We intend to expand through development, construction and the acquisition of other companies and/or hotel properties. We also intend to divest additional hotel properties or other assets and further diversify through franchising. These activities may be unsuccessful or divert our management’s attention.
We may consider strategic and complementary acquisitions of other companies and hotel properties. In many cases, we will be competing for these opportunities with third parties that may have substantially greater financial resources than we do. Acquisitions of companies or hotel properties are subject to risks that could affect our business, including risks related to:

•	inability to successfully identify or complete future acquisitions at acceptable prices or terms and obtain financing on acceptable terms;

•	issuing Paired Shares that could dilute the interests of our existing shareholders;

•	spending cash and incurring significant debt;

•	contributing hotel properties or related assets to ventures that could result in the recognition of losses;

•	assuming unknown and contingent liabilities; or

•	creating additional expenses.
The success of any acquisition will depend, in part, on our ability to integrate the acquisition with our existing operations. We may experience difficulty with integrating acquired companies, hotel properties or other assets, including difficulties relating to:

•	acquiring hotel properties with undisclosed defects in design or construction or requiring unanticipated capital improvements;

•	entering new markets;

•	integrating corporate personnel, offices and support systems;

•	coordinating sales, distribution, marketing and other functions;

•	integrating operating processes and information technology systems; and

•	preserving important licensing, distribution, marketing, customer, labor and other relationships of the acquired assets.
We expect to divest additional hotel properties. There are numerous risks commonly encountered in asset divestitures, including diversion of management’s attention, loss of key employees, difficulties in the separation of operations, services and personnel and damage to existing customer, vendor and other business relationships. Any divestments may yield lower than expected returns. In some circumstances, sales of properties or other assets may result in losses. In addition, sellers typically retain certain liabilities or indemnify buyers for certain matters such as lawsuits, tax liabilities and environmental matters. The magnitude of any such retained liability or indemnification obligation may be difficult to quantify at the time of the transaction, may involve conditions outside our control and ultimately have a material adverse effect on our results of operations and earnings.
We plan to continue expanding our franchise business and to franchise certain additional hotel properties, in some cases managing them, pursuant to agreements with third-party franchisees. We currently do not have deep experience operating a significant franchise business and expect that the development and expansion of our franchise system will require additional significant expenditures and could divert management’s attention from other business concerns, each of which could have a material adverse effect on our business, financial condition and results of operations. The viability of our franchise business will depend on our ability to establish and maintain good relationships with franchisees. Our franchise business exposes us to additional risks. See “—Our business is subject to risks relating to doing business with third-party owners, including franchisees, that could materially adversely affect our reputation, financial condition or results of operations.”
We plan to develop and construct new hotels and may also seek to rebuild and/or repurpose existing hotel properties. We do not have deep real estate development experience and expect that a development program will require significant expenditures and could divert management’s attention from other business concerns, each of which could have a material adverse effect on our business, financial condition and results of operations. Hotel development projects are underwritten based on numerous assumptions including: current and projected hotel supply and demand; land costs; materials and labor availability and costs; financing availability and costs; permitting and entitlement costs; land acquisition, entitlement, permitting and construction schedules; and projected operating performance of the completed project. Many of these assumptions and projections are made months or years in advance, are subject to macroeconomic factors outside of our control and may vary greatly from actual results. Our development program exposes us to additional risks. See “—Some of our existing development pipeline may not be developed into new hotels, which could materially adversely affect our growth prospects.” We cannot assure you that returns on invested capital will be consistent with our objectives, which may have a material adverse effect on our results of operations and earnings.
We cannot assure you that we will be able to successfully identify strategic growth opportunities or complete transactions on our expected timing, within budget, on commercially reasonable terms or at all, or that we will actually realize any anticipated benefits from such transactions. There may be, as applicable, high barriers to entry, including restrictive zoning laws, limited availability of hotel properties, higher costs of land, labor and materials in many key markets and scarcity of available acquisition, disposition, development, construction or franchise opportunities in desirable locations. Similarly, we cannot assure you that we will be able to obtain financing for developments or acquisitions on attractive terms or at all, or that the ability to obtain such financing will not be restricted by the terms of our current or future indebtedness. In addition, our pairing arrangement may prevent our use of common tax-free acquisition structures, which may increase the cost and difficulty of acquiring other businesses and hotel properties and inhibit our ability to expand through acquisitions in which consideration other than cash is contemplated. In addition, any such acquisition, disposition, development, construction or franchising activity could demand significant attention from our management that would otherwise be available for our current ongoing operations, which could have a material adverse effect on our existing or future business.
An increase in the use of third-party intermediaries to book online hotel reservations could materially adversely affect our business, financial condition and results of operations.
For the year ended December 31, 2018, 24.3% of our total hotel revenues were booked through third-party intermediaries. These intermediaries primarily focus on shorter-stay leisure travel and also provide offerings for corporate travel and group meetings. Some third-party intermediaries have extensive financial resources and use a variety of marketing methods to attract customers and develop brand loyalties. The costs of distribution through these channels is higher than through our proprietary booking channels, and while shorter-term business is sometimes at higher rates, due to the higher cost of servicing those customers the profitability to us may be lower than with our core extended stay customers. Accordingly, our business, financial condition and results of operations could be harmed if a disproportionate amount of our business is distributed by third-party intermediaries.
A failure by third-party intermediaries to attract or retain customers could lower demand for our hotel rooms and, in turn, reduce our revenues from these distribution channels. Alternatively, if demand for third-party intermediaries by competing hotels increases, these intermediaries may be able to obtain higher commissions or other significant contract concessions from us by giving favorable placement on their website to the highest bidder, increasing the overall cost of these distribution channels. Increased size and scale resulting from continuing consolidation among third-party intermediaries may increase their pricing power in negotiating commissions and other contract concessions. The third-party intermediaries also may reduce our bookings by de-ranking our hotels in search results on their platforms. Some of our distribution agreements with these companies may not be exclusive, have a short term, be terminable at will or be subject to early termination provisions. The loss of distributors, increased distribution costs or the renewal of distribution agreements on less favorable terms could adversely impact our business.
We are reliant upon technology and the disruption or malfunction in our information technology systems could materially adversely affect our business.
The lodging industry depends upon the use of sophisticated information technology and systems, including those utilized for reservations, revenue, yield management, digital marketing and property management, procurement and operation of administrative and business intelligence systems. For example, we depend on our central reservation system, which allows bookings of hotel rooms directly, via telephone through our call centers, by travel agents, online through our website and through third-party intermediaries. We operate third-party systems, making us reliant on third-party service providers, data communication and digital marketing networks and software upgrades, maintenance and support. Also, our guests depend on network technology at each hotel for WiFi/internet access, as well as TV content and streaming services, that are an essential part of our product offering. Some of our information technology systems are outdated and require substantial upgrades. These technologies are costly and are expected to require refinements that may cause disruptions to many of our key information and technology systems. If we are unable to replace or introduce information technology and other systems as quickly as our competitors, within budgeted costs or schedules, or if we are unable to achieve the intended benefits of any new information technology or other systems, our results of operations could be adversely affected and our ability to compete effectively could be diminished.
We have from time to time experienced disruptions of these systems. Disruptions of the operation of these systems as a result of failures related to our systems or service provider systems and support may occur in the future. Information technology systems that we rely upon are also vulnerable to damage or interruption from:

•	events beyond our control, such as war, terrorist attacks, severe weather and force majeure events, including earthquakes, tornadoes, blizzards, hurricanes, fires or floods;

•
power losses, computer systems or data center failures, internet and telecommunications or data network failures, service provider negligence, improper operation by or supervision of employees, user error, physical and electronic losses of data and similar events; and

•	computer viruses, cyber-attacks, penetration by individuals seeking to disrupt operations or misappropriate information and other breaches of security.
The occurrence of any of these problems at any of our information technology facilities, any of our call centers or any third-party service providers could cause significant interruptions or delays in our business or loss of data, or render us unable to process reservations. In addition, if our information technology systems are unable to provide the information communications capacity that we need, or if our information technology systems suffer problems caused by installing system enhancements, we could experience similar failures or interruptions. If our information technology systems fail and our redundant systems or disaster recovery plans are not adequate to address such failures, or if our property and business interruption insurance does not sufficiently compensate us for any losses that we may incur, our revenues and profits could potentially be reduced materially, and the reputation of our brand and our business could be harmed.
Some of our product and brand positioning strategies depend on information technology infrastructure that we intend to license or purchase from third-party providers, including property management systems, in-room entertainment systems and supporting internet bandwidth and data communications equipment and software. The success of these initiatives may depend on the ability of the third-party providers to deliver on their contractual commitments as to product quality, service and cost.
Cyber risk and the failure to maintain the integrity of internal or customer data could result in faulty business decisions and harm our reputation or subject us to costs, fines or lawsuits, or limit our ability to accept credit cards.
Our businesses require the collection, transmission and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers, in various information technology systems that we maintain and in those maintained by third parties with whom we contract to provide services. We and our service providers also maintain personally identifiable information about our employees. From time to time we, our third-party owners and third parties who serve us experience attempted and actual breaches or disabling of our or their information technology systems and networks or similar events, which could result in a loss of sensitive business data, employee or customer information, systems interruption or the disruption of our operations.The integrity and protection of our customer, employee and company data, as well as the continuous operation of our systems, is critical to us. If that data is inaccurate or incomplete, we could make faulty decisions or fail to provide the requested services. Further, our customers and employees have a high expectation that we, our third-party owners and our service providers will adequately protect their personal information and that our services will be continuously available. The information, security and privacy requirements imposed by governmental regulation and certain contractual obligations are increasingly demanding. Our systems may not be able to satisfy these changing requirements and customer and employee expectations, or may require significant additional investments or time in order to do so. Even if we are fully compliant with legal standards and contractual requirements, we still may not be able to prevent cyber-attacks or security breaches involving sensitive data or the operation of our systems.
Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error or inadvertent releases of data all threaten our, our third-party owners’ and our service providers’ information systems and records, and we expect such systems to be subject to ongoing attempts to gain unauthorized access. Moreover, our reliance on computer, internet-based and mobile systems and communications and the frequency and sophistication of efforts by hackers to gain unauthorized access to such systems continue to increase significantly. The techniques that are used to obtain unauthorized access, disable or degrade service or sabotage systems can change frequently, can be difficult to detect for long periods of time, and can involve prolonged assessment or remediation periods even once detected, and we are accordingly unable to anticipate and prevent all data security events. A breach in the security of our information technology systems or those of our third-party owners or service providers could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits. Additionally, a significant theft, loss or misappropriation of, or access to, customers’ or other proprietary data or other breach of our information technology systems could cause consumers to lose confidence in the security of our websites, mobile applications, customer relationship and email databases, point of sale systems and other information technology systems. Such loss of confidence could influence consumers to choose not to stay at our hotels and could also result in negative publicity, lost sales, fines, legal claims or legal proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, or contractual requirements, each of which could disrupt our operations, damage our reputation and have a material adverse effect on our business, financial condition and results of operations.
We believe our primary exposure to cyber-attacks includes forms of social engineering, such as phishing, as well as ransomware and credential theft. Our incident response plan provides details on data security threat detection and prevention and includes response procedures to be followed in the event of a cyber-attack of any magnitude. Such a response plan, however, cannot provide assurance of preventing any cyber events. In addition, although we carry insurance that we believe is adequate for cyber risk related to theft, loss and fraudulent or unlawful use of customer or Company data, in the event of a substantial loss resulting from a cyber-attack, the insurance coverage that we carry may not be sufficient to pay the full value of financial obligations or liabilities of any loss. Furthermore, in the future such insurance may not be available to us on commercially reasonable terms, or at all.
In addition, we are subject to the Payment Card Industry Data Security Standard (“PCI DSS”), a set of requirements administered by the Payment Card Industry Security Standards Council, an independent body created by the major credit card brands designed to ensure that companies handling credit card information maintain a secure environment. As of December 31, 2018, we were in compliance with the PCI DSS. From time to time in prior years, we failed to maintain compliance with the PCI DSS and have been subject to monthly penalties imposed by VISA. Failure to maintain PCI DSS compliance could subject us to additional penalties, the severity of which may include the loss of our ability to accept credit card payments. As approximately 91% of our hotel revenues for the year ended December 31, 2018 were paid by credit card, loss of the ability to accept credit cards for payment would significantly disrupt our operations, would reduce our occupancy levels and would likely have a material adverse effect on our business, financial condition and results of operations.
Changes in privacy laws could adversely affect our ability to market effectively.
We rely on a variety of direct marketing techniques, including telemarketing, email and postal mailings. Restrictions in laws such as the Telemarketing Sales Rule, CAN-SPAM Act, various state laws or new federal laws and applicable international laws and regulations regarding marketing and solicitation or data protection that govern these activities could adversely affect the continuing effectiveness of telemarketing, email and postal mailing techniques and could force changes in our marketing strategies. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could impact the amount and timing of our revenues. In addition, any violation of these laws could result in significant penalties. We also obtain access to potential customers from travel service providers and other companies with whom we have substantial relationships and market to some individuals on these lists directly or by including our marketing message in the other company’s marketing materials. If access to these lists was prohibited or otherwise restricted, our ability to develop new customers and introduce them to our services and brand could be materially impaired.
We are exposed to a variety of risks associated with safety, security and crisis management.
There is a constant need to protect the safety and security of our guests, employees and assets against natural and man-made threats. These threats include, but are not limited to, severe weather, civil or political unrest, violence and terrorism, pandemic disease, acts of God, fraud, employee dishonesty, cyber-crime, fire, day-to-day accidents, incidents and criminal activity, which impact the guest or employee experience, could cause loss of life, sickness or injury and result in compensation claims, fines from regulatory bodies, litigation and impact our reputation. Serious incidents or a combination of events could escalate into a crisis, which if managed poorly by us could further expose our brand to reputational damage, which could have a material adverse effect on our business, financial condition and results of operations.
Compliance with the laws and regulations that apply to our hotel properties could materially adversely affect our ability to make future developments, acquisitions or renovations, result in significant costs or delays and adversely affect our business strategies.
Our hotels are subject to various local laws and regulatory requirements that address our ability to obtain licenses for our operations. In particular, we are subject to permitting and licensing requirements which can restrict the use of our hotel properties and increase the cost of development, construction, acquisition, renovation, franchising or operation of our hotels.
Compliance with the American with Disabilities Act and similar laws could require us to incur substantial costs.
Federal and state laws and regulations, including laws such as the ADA, impose further restrictions on our operations. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. We may be subject to audits or investigations of all of our hotels to determine our compliance. Some of our hotels, websites and other facilities may not be fully compliant with the ADA. If one or more of these facilities is not in compliance with the ADA or any other regulatory requirements, we may be required to incur additional costs to bring the facility into compliance and we may be required to pay damages or governmental fines. In addition, the obligation to make readily achievable accommodations is an ongoing one. Existing requirements may change and future requirements may require us to make significant unanticipated capital expenditures that could materially adversely affect our business, financial condition, liquidity, results of operations and cash flows.
We are subject to federal, state and local laws and regulations regarding employment.

We are subject to numerous laws and regulations at federal, state and local levels concerning the employer/employee relationship, including, but not limited to, wages, meal and rest periods, working conditions, hiring practices and discrimination. Compliance with these laws and regulations, including changing federal and state minimum wage laws, may increase our labor costs and negatively impact our profitability. Violations of these laws and regulations could affect numerous employees whose claims might be asserted through class action lawsuits or through government action. Lawsuits of this nature have been instituted against us from time to time, and we cannot assure you that we will not incur substantial damages and expenses resulting from lawsuits of this type or other employment claims, which could have a material adverse effect on our business, financial condition and results of operations.
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
On December 20, 2017, the U.S. Congress passed H.R. 1, known as the “Tax Cuts and Jobs Act” (TCJA), which was signed into law on December 22, 2017. The enactment of the TCJA has given rise to numerous interpretive issues and ambiguities and future legislation may be enacted to clarify or modify the TCJA. Any such future legislation, as well as any regulations or other interpretive guidance, may have a material and adverse impact on us. Further, our determination of our tax liability is subject to audit and review by applicable domestic and foreign tax authorities. Any adverse outcome of any such audit or review could have an adverse effect on our business and reduce our profits to the extent potential tax liabilities exceed our reserves and may materially affect our financial results in the period in which such determination is made, as well as future periods.
We are subject to ongoing audits by certain tax authorities.
In September 2018, we received notice that the Corporation was subject to an audit by the Internal Revenue Service (“IRS”) for the years 2015 to present. In November 2018, we received notice that a subsidiary of ESH REIT was subject to an audit by the Canadian Revenue Agency (“CRA”) for the years 2014 through 2017. As these audits are still in process, the timing of the resolution and any payments that may be required cannot be determined at this time.
Increases in ESH REIT’s real estate taxes could materially adversely affect our profitability and ability to pay distributions to our shareholders.
Hotel properties are subject to real and personal property taxes. These taxes may increase as tax rates change and as ESH REIT’s hotel properties are reassessed by taxing authorities. In particular, ESH REIT’s real estate taxes could increase following acquisitions as acquired properties are reassessed. If real estate taxes increase, our business, financial condition, results of operations and ESH REIT’s ability to make distributions to its shareholders could be materially adversely affected.
Our insurance may not fully compensate us for damage to or losses involving our hotel properties.
We operate in certain areas where the risk of natural or man-made disasters or other catastrophic losses vary, and the occasional occurrence of such an event could cause substantial damage to us, third-party owners or the surrounding area. We use our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view toward obtaining appropriate insurance on our hotel properties at a reasonable cost and on suitable terms. We carry, and we require our third-party owners to carry, insurance that we believe is adequate for foreseeable first- and third-party losses and with terms and conditions that are reasonable and customary. Nevertheless, market forces beyond our control could limit the scope of the insurance coverage that we and our third-party owners can obtain or may otherwise restrict our or our third-party owners’ ability to buy insurance coverage at reasonable rates. In the event of a substantial loss, the insurance coverage that we and/or our third-party owners carry may not be sufficient to pay the full value of financial obligations, liabilities or the replacement cost of any loss. Because certain types of losses are uncertain, they may be uninsurable or prohibitively expensive. There are other risks that may fall outside the general coverage terms and limits of our policies.

Inflation, changes in building codes and zoning ordinances, environmental considerations and other factors might make it impossible or impractical to use insurance proceeds to replace or repair a property that has been damaged or destroyed. Under these and other circumstances, insurance proceeds may not be adequate to restore our economic position with respect to a damaged or destroyed property. Accordingly, ESH REIT could lose some or all of the capital it has invested in a property, as well as the anticipated future revenue from the property, and ESH REIT could remain obligated for guarantees, debt or other financial obligations of the property. Our debt instruments contain customary covenants requiring us to maintain insurance, and there can be no assurance that the lenders under our debt instruments will not take the position that we do not have sufficient insurance coverage and therefore are in breach of these instruments allowing the lenders to declare an event of default and accelerate repayment of debt.
We are dependent upon our ability to attract and retain key officers and other highly qualified personnel.
Our success and our ability to implement our business strategies will depend in large part upon the efforts and skills of our senior management and our ability to attract and retain key officers and other highly qualified personnel. Competition for such personnel is intense. In recent years, we have experienced turnover in several executive and senior management roles. We have recruited or promoted from within the new members of our current executive and senior management team. Future turnover of executive and senior management or the unexpected loss of one or more of our key personnel or any negative public perception with respect to these individuals could have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that we will be successful in either attracting or retaining qualified personnel. If we lose or suffer an extended interruption in the services of one or more of our key personnel or members of senior management, our business, financial condition and results of operations could be materially adversely affected.
Labor shortages could restrict our ability to operate our hotels or implement our business strategies or result in increased labor costs that could reduce our profitability.
Our success depends in large part on our ability to attract, retain, train, manage and engage our employees. Our hotels are staffed 24 hours a day, seven days a week by approximately 7,700 employees. If we are unable to attract, retain, train, manage and engage skilled employees, our ability to manage and staff our hotels adequately could be impaired, which could impede hotel operations, reduce customer satisfaction and harm our reputation and profitability. Staffing shortages could also hinder our ability to implement our business strategy. Because payroll costs are a significant component of hotel operating and general and administrative expenses, a shortage of skilled labor could also require higher wages that would increase our labor costs, which could reduce our profitability and limit our ability to pay distributions to shareholders.
Attempts by labor organizations to organize groups of our employees or changes in labor laws could disrupt our operations, increase our labor costs or interfere with the ability of our management to focus on implementing our business strategies.
We may become subject to collective bargaining agreements, similar agreements or regulations enforced by governmental entities in the future. Changes in the federal regulatory scheme could make it easier for unions to organize groups of our employees. If relationships with our employees or other hotel personnel deteriorate or become adverse, our hotel properties could experience labor disruptions such as strikes, lockouts and public demonstrations. Additionally, if such changes take effect, our employees or other hotel personnel could be subject to organizational efforts, which could potentially lead to disruptions or require management’s time to address unionization issues. Labor regulation could also lead to higher wage and benefit costs, changes in work rules that raise operating expenses and legal costs and limit our ability to implement cost saving measures during economic downturns. These or similar agreements, legislation or changes in regulations could disrupt our operations, hinder our ability to cross-train and cross-promote our employees due to prescribed work rules and job classifications, reduce our profitability or interfere with the ability of management to focus on executing our business and operating strategies.
Adverse judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of our business could reduce our profitability or limit our ability to operate our business.
In the normal course of our business, we are often involved in various legal proceedings. We cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of these legal proceedings. Additionally, we could become the subject of future claims by third parties, including hotel guests, employees, third-party owners, shareholders, suppliers and other contractual counterparties or regulators. Any significant adverse determinations, judgments or settlements could reduce our profitability and materially adversely affect our business, financial condition and results of operations or limit our ability to operate our business. Further, we may incur costs related to claims for which we have appropriate third-party indemnity, but such third parties may fail to fulfill their contractual obligations. See “Legal Proceedings.”

We may be liable for indemnification or similar payments relating to our Company’s predecessor in accordance with the Fifth Amended Plan of Reorganization (the “Plan”), the bankruptcy court’s order confirming the Plan (the “Confirmation Order”), and under certain agreements providing for indemnification in connection with the bankruptcy and/or reorganization of our Company’s predecessor.
We were acquired out of bankruptcy in October 2010. We may be liable for indemnification or similar payments relating to our Company’s predecessor. Under its constitutive documents, other agreements or applicable law, our Company’s predecessor had obligations to defend, indemnify, reimburse, exculpate, advance fees and expenses, or limit the liabilities of certain officers and employees for certain matters relating to our Company’s predecessor (the “Predecessor Indemnification Obligations”). Under the Plan and the Confirmation Order, we retained Predecessor Indemnification Obligations to those officers and employees who were officers and employees both prior to and after the effective date of the Plan. We may, therefore, face liabilities with respect to such Predecessor Indemnification Obligations. In addition, we may face liabilities arising from a separate agreement providing for Predecessor Indemnification Obligations to a former officer. Currently, certain claims remain outstanding against several of our former officers and employees in litigation brought on behalf of a litigation trust, which could trigger our Predecessor Indemnification Obligations, and new claims may arise in the future against those we have agreed to indemnify. While we believe the likelihood that we will be required to fund any material Predecessor Indemnification Obligations is remote and we are unable to quantify the potential exposure for which we may have to provide indemnification in the future, to the extent that we are required to fund any Predecessor Indemnification Obligations, our results of operations, liquidity and capital resources could be materially adversely affected.
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
In connection with our initial public offering in November 2013, subsequent secondary offerings and ESH REIT’s May 2015 and March 2016 notes offerings, the Company received opinions that ESH REIT should have qualified as a REIT as of the respective date. We believe ESH REIT has continued to operate in conformity with the requirements to qualify as a REIT and that ESH REIT continues to satisfy all requirements to maintain its REIT status. One of the requirements unique to our structure is that, in order for ESH REIT to qualify as a REIT, no shareholder may actually or constructively own 10% or more of the value of shares of ESH REIT or the Corporation. While we do not regularly monitor share ownership for purposes of this test, in the event that a shareholder crosses the 10% threshold, we believe that the excess share provisions of the ESH REIT and Corporation charters should be triggered to reduce the relevant shareholder’s ownership and insulate the Company from risk with respect to this issue.
If ESH REIT failed to qualify as a REIT in any taxable year, and no available relief provision applied, it would be subject to U.S. federal income tax on its taxable income at regular corporate rates, and distributions to holders of its stock would not be deductible by it in computing its taxable income. ESH REIT may also be subject to additional state and local taxes if it fails to qualify as a REIT. Any such corporate tax liability could be substantial and would reduce the amount of cash available for investment, debt service and distribution to holders of its stock, which in turn could have a material adverse effect on the value and market price of our Paired Shares. To the extent that distributions to shareholders by ESH REIT have been made on the belief that ESH REIT qualified as a REIT, ESH REIT might be required to borrow funds or to liquidate certain of its investments to pay the applicable tax. If, for any reason, ESH REIT failed to qualify as a REIT and it was not entitled to relief under certain Code provisions, it would be subject to a material tax liability and unable to elect REIT status for the four taxable years following the year during which it ceased to so qualify, which would materially adversely affect our business, cash flows, strategies and the market value of our Paired Shares.
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
If ESH REIT fails to qualify as a REIT, it will no longer be required to make distributions as a condition to REIT qualification and all of its distributions to holders of its common stock, after payment of corporate level tax as noted above, would be taxable as regular C corporation dividends to the extent of ESH REIT’s current and accumulated earnings and profits. Thus, if ESH REIT failed to qualify as a REIT, dividends paid to ESH REIT’s shareholders currently taxed as individuals would be qualified dividend income, currently taxed at preferential rates, and ESH REIT’s shareholders currently taxed as corporations (including the Corporation) would be entitled to the dividends received deduction with respect to such dividends, subject in each case to applicable limitations under the Code. As a result of all these factors, ESH REIT’s failure to qualify as a REIT would impair our business, cash flows, strategies and materially adversely affect the market price of our Paired Shares.
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
However, events beyond our knowledge or control could result in a shareholder owning or being deemed to own 10% or more of the paired common stock. The ownership attribution rules that apply for purposes of the 10% threshold are complex and may cause the outstanding shares owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, for instance, the acquisition of less than 10% of the outstanding paired common stock (or the acquisition of an interest in an entity which owns paired common stock) by an individual or entity could cause that individual or entity to be treated as owning in excess of 10% of ESH REIT. Although ESH REIT intends to make timely annual demands of certain shareholders of record to disclose the beneficial owners of Paired Shares issued in their name as required by the Treasury Regulations, monitoring actual or constructive ownership of the Paired Shares on a continuous basis is not feasible. The charters of the Corporation and ESH REIT contain restrictions on the amount of shares of stock of either entity so that no person can own, actually or constructively (by virtue of certain attribution provisions of the Code), more than 9.8% of the outstanding shares of any class or series of stock of either ESH REIT or the Corporation. The Class A common stock of ESH REIT and the 125 shares of preferred stock of ESH REIT are not subject to the 9.8% ownership limitation under the charter of ESH REIT. However, given the breadth of the Code’s constructive ownership rules and the fact that it is not feasible for ESH REIT and the Corporation to continuously monitor actual and constructive ownership of paired common stock, there can be no assurance that such restrictions will be effective in preventing any person from actually or constructively acquiring 9.8% or more of the outstanding shares of any class or series of stock of the Corporation or ESH REIT. If the Corporation were treated as a “related party tenant” of ESH REIT, ESH REIT would not be able to satisfy either of the two gross income tests applicable to REITs and would fail to qualify for REIT status. In addition, it is unlikely ESH REIT would avail itself of certain relief provisions under the Code customarily available to a REIT that has failed to satisfy a REIT requirement but wants to retain its REIT status. If a REIT fails to satisfy either of the two gross income requirements, such relief provisions require payment of a punitive tax in an amount equal to 100% of the estimated profits of the REIT attributable to the amount of gross income by which the REIT failed the gross income tests. Since substantially all of ESH REIT’s gross income is generated by rent paid pursuant to leases with the Corporation, substantially all of ESH REIT’s total profits could become subject to such 100% tax under such relief provisions of the Code if this rent failed to qualify under the two gross income tests. In that event, ESH REIT would not likely pursue any of the relief provisions available to REITs under certain provisions of the Code.
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
In order for ESH REIT to qualify to be taxed as a REIT, not more than 50% in value of the outstanding shares of its stock may be owned, beneficially or constructively, by five or fewer individuals, as defined in the Code to include certain entities, at any time during the last half of each taxable year after the first year for which it elected to qualify to be taxed as a REIT. Subject to certain exceptions, ESH REIT’s charter authorizes its Board of Directors to take such actions as are necessary and desirable to preserve its qualification to be taxed as a REIT. ESH REIT’s charter also provides that, unless exempted by the Board of Directors, no person may own more than 9.8% of the outstanding shares of any class or series of its stock. The constructive ownership rules are complex and may cause shares of stock owned directly or constructively (by virtue of certain attribution provisions of the Code) by a group of related individuals or entities to be constructively owned by one individual or entity. These limits could delay or prevent a transaction or a change in control of us that might involve a premium price for our Paired Shares or otherwise be in the best interests of our shareholders.
If ESH REIT’s leases with the Corporation are not respected as true leases for U.S. federal income tax purposes, ESH REIT would fail to qualify as a REIT.
To qualify as a REIT, ESH REIT is required to satisfy two gross income tests, pursuant to which specified percentages of its gross income must be passive income, such as rent. For the rent paid pursuant to leases with the Corporation, which generates all of ESH REIT’s gross income, to constitute qualifying rental income for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement. ESH REIT has structured the leases, and intends to structure any future leases, so that the leases will be respected as true leases for U.S. federal income tax purposes, but there can be no assurance that the IRS will not challenge this treatment or that a court would not sustain such a challenge. If the leases were not respected as true leases for U.S. federal income tax purposes, ESH REIT would not be able to satisfy either of the two gross income tests applicable to REITs and would fail to qualify for REIT status.
If rents received by ESH REIT from the Corporation do not reflect arm’s-length terms, the IRS could seek to recharacterize the rents.
The rates of rent payable by the Corporation to ESH REIT under the operating leases are intended to reflect arm’s-length terms. However, transfer pricing is an inherently subjective matter, and the IRS could, under Section 482 of the Code, assert that the rates of rent between the Corporation and ESH REIT do not reflect arm’s-length terms. If the IRS was successful in asserting that the rates of rent were not on arm’s-length terms, it could adversely impact our REIT qualification, our effective tax rate and our income tax liability. The initial lease term of the operating leases expired in October 2018. In connection with the five-year renewal of the lease agreements, amended and restated leases were executed effective November 1, 2018. At such time, minimum and percentage rents were adjusted to reflect then-current market terms.
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
ESH REIT may from time to time make distributions to its shareholders in the form of taxable stock dividends, which could result in shareholders incurring tax liability without receiving sufficient cash to pay such tax.
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
As a REIT, ESH REIT is subject to various restrictions on the types of income it can earn, assets it can own and activities in which it can engage. Business activities that could be impacted by applicable REIT laws include, but are not limited to, activities such as developing alternative uses of real estate, including the development, construction and/or sale of hotel properties. Due to these restrictions, we anticipate that we will conduct certain business activities, including certain of those mentioned above, through the Corporation. The Corporation is taxable as a regular C corporation and is subject to U.S. federal, state, local and, if applicable, foreign taxation on its taxable income. To qualify as a REIT, ESH REIT must satisfy certain asset, income, organizational, distribution, shareholder ownership and other requirements on an ongoing basis. In order to meet these tests, ESH REIT may be required to forego investments it might otherwise make. Thus, ESH REIT’s compliance with REIT requirements may hinder our business and operating strategies, financial condition and results of operations.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
REIT provisions of the Code substantially limit ESH REIT’s ability to hedge its assets and liabilities. Any income from a hedging transaction that ESH REIT enters into primarily to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets, or to partially or completely terminate previous hedges that are no longer serving as hedges, does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to

REITs, provided that certain identification requirements are met. To the extent that ESH REIT enters into other types of hedging transactions or fails to properly identify such transaction as a hedge, the income is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, ESH REIT may be required to limit its use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary (“TRS”). This could increase the cost of ESH REIT’s hedging activities because its TRS may be subject to tax on gains or expose ESH REIT to greater risks associated with changes in interest rates than it would otherwise choose to bear. Losses in a TRS will generally not provide any tax benefit, except that such losses could theoretically be carried back or forward against past or future taxable income in the TRS.
The application of FIRPTA to non-U.S. holders of Class B common stock of ESH REIT is not clear.
A non-U.S. person disposing of a U.S. real property interest (“USRPI”), including shares of a U.S. corporation whose assets consist principally of USRPIs, is generally subject to tax under the Foreign Investment in Real Property Tax Act (“FIRPTA”) on the gain recognized on the disposition, in which case they would also be required to file U.S. tax returns with respect to such gain. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled REIT.” We intend to take the position that ESH REIT is a domestically controlled REIT under the Code. There can be no assurance that the IRS will not challenge this treatment or that a court would not sustain such a challenge. A publicly traded REIT is permitted to treat all owners of 5% or less of its stock as U.S. persons unless it has actual knowledge to the contrary. If ESH REIT were to fail to qualify as a “domestically controlled REIT,” gains realized by a non-U.S. holder on a sale of Class B common stock would be subject to tax under FIRPTA unless the Class B common stock was regularly traded on an established securities market (such as NASDAQ) and the non-U.S. holder (other than a qualified foreign pension fund, as defined in Section 897(1)(2) of the Code (a “Qualified Foreign Pension Fund”), or any entity all of the interests of which are held by a Qualified Foreign Pension Fund) did not at any time during a specified testing period directly or indirectly own more than 10% of the value of the outstanding Class B common stock. While there is no authority addressing whether a component of a paired interest will be considered to be regularly traded on an established securities market by virtue of the paired interest being considered to be regularly traded on an established securities market, we intend to take the position that the Class B common stock of ESH REIT is traded on an established securities market.
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
Recent changes in tax law pursuant to the TCJA affected the taxation of ESH REIT and may affect the desirability of investing in a REIT relative to a regular non-REIT corporation.
The TCJA reduced the relative competitive advantage of operating as a REIT as compared with operating as a regular non-REIT corporation by reducing the maximum tax rate applicable to regular corporations from 35% to 21% beginning on
January 1, 2018. On the other hand, the TCJA also decreased the U.S. federal income tax rate applicable to non-corporate shareholders on ordinary REIT dividends by lowering the maximum applicable individual rate from 39.6% to 37.0% and permitting non-corporate shareholders of REITs to deduct 20% of ordinary REIT dividends from taxable income for the taxable years beginning after December 31, 2017 and ending before January 1, 2026, as discussed above. The TCJA also limited the utilization of net operating loss carryforwards generally incurred after December 31, 2017 by a REIT and any TRS of a REIT to 80% of taxable income in the taxable year in which the carryforward is applied. This could cause a REIT in certain circumstances to have greater taxable income and thus increase the amount of distributions needed to satisfy the 90% distribution requirement and avoid incurring REIT-level tax. The TCJA also provided a new limitation on the deduction of “business interest” (i.e., interest paid or accrued on indebtedness allocable to a trade or business). A taxpayer engaged in certain businesses relating to real property may elect out of the business interest provision; however, the requirements of this election may be onerous to implement and would require the REIT to utilize potentially disadvantageous depreciation methods on some or all of its assets, including certain “qualified improvement property.” ESH REIT will determine whether or not to make such an election in its sole discretion and based on all the facts and circumstances.
Risks Related to the Corporation
The Corporation is subject to tax at regular corporate rates.
The Corporation is subject to U.S. federal income tax on its taxable income at regular corporate rates. Distributions to holders of Corporation common stock are not deductible by it in computing its taxable income. In calculating its taxable income, the Corporation must include as income any distributions received from ESH REIT. Distributions to holders of Corporation common stock are taxable as dividends to the extent of current and accumulated earnings and profits. Distributions paid by the Corporation to noncorporate U.S. shareholders that constitute qualified dividend income will be taxable to the shareholder at the preferential rates applicable to long-term capital gains provided the shareholder meets certain holding period requirements. Distributions in excess of the Corporation’s current and accumulated earnings and profits would generally be considered a return of capital for U.S. federal income tax purposes to the extent of the holder’s adjusted tax basis in their shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in their shares. If distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such stock.
Recent changes in tax law pursuant to the TCJA affected the taxation of the Corporation.
As a result of the TCJA, the Corporation is subject to U.S. federal income tax at a maximum rate of 21% for taxable years beginning after December 31, 2017 (as compared to 35% for prior taxable years). However, the Corporation is also subject to a new limitation on the deduction of “business interest” (i.e., interest paid or accrued on indebtedness allocable to a trade or business). In addition, as discussed above, for losses generally incurred after 2017, the TCJA limits the utilization of net operating loss carryforwards to 80% of taxable income in the taxable year in which the carryforward is applied, which could cause the Corporation in certain circumstances to have greater taxable income. On the other hand, the TJCA generally permits taxpayers to immediately expense (rather than depreciate over a period of years) 100% of the cost of certain tangible personal property that has a depreciable life of 20 years or less that was acquired and placed into service after September 21, 2017 but before January 1, 2023 (with the 100% expensing allowance phased down by 20% per calendar year for qualified property placed into service in taxable years beginning after 2022). As a result of the TCJA, the Corporation (and ESH REIT) is unable to deduct certain executive compensation in excess of $1 million per covered employee.
The application of FIRPTA could adversely affect non-U.S. holders of our Paired Shares.
The Corporation is a United States real property holding corporation under the Code. As a result, under FIRPTA, certain non-U.S. holders of Corporation common stock may be subject to U.S. federal income tax on gain from the disposition of such stock, in which case they would also be required to file U.S. tax returns with respect to such gain. Whether these FIRPTA provisions apply depends on the amount of Corporation common stock that such non-U.S. holder holds and whether, at the time they dispose of their shares, Corporation common stock is regularly traded on an established securities market (such as NASDAQ) within the meaning of the applicable Treasury Regulations. While there is no authority addressing whether a component of a paired interest will be considered to be traded on an established securities market by virtue of the paired interest being considered to be traded on an established securities market, we intend to take the position that the common stock of the Corporation is traded on an established securities market. So long as the Corporation common stock is regularly traded as noted above, only a non-U.S. holder who has held, actually or constructively, more than 5% of the Corporation’s common stock at any time during the applicable testing period may be subject to U.S. federal income tax on the disposition of such common stock under FIRPTA. In addition, a separate valuation of the Class B common stock of ESH REIT and common stock of the Corporation may not be available. As a result, the portion of any gain on the disposition of a Paired Share that is attributable to shares of common stock of the Corporation, and subject to FIRPTA, may be difficult to determine. Qualified Foreign Pension Funds are not subject to tax (including withholding tax) under FIRPTA with respect to gain from the disposition of stock in a real property holding corporation.
If ESH REIT was to lose its REIT status, it could materially adversely affect the Corporation, and therefore materially adversely affect the Company.
The Corporation receives, and is expected to continue to receive, a substantial portion of its income in the form of distributions from ESH REIT. If ESH REIT was not treated as a REIT, it would be subject to U.S. federal income tax on its taxable income at regular corporate rates, and distributions to holders of its stock, including the Corporation, would not be deductible by it in computing its taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to holders of its stock, including the Corporation, and would likely reduce the value of the ESH REIT Class A common stock held by the Corporation, which in-turn could have a material adverse effect on the value of the Corporation’s common stock and our Paired Shares. See “—Risks Related to ESH REIT and its Status as a REIT.”
Risks Related to our Paired Shares
If our stock price fluctuates, you could lose a significant part of your investment.
The market price of our Paired Shares may be influenced by many factors including:

•	announcements of new hotels, brands, products, services or strategies or significant price reductions by us or our competitors;

•	changes in tax law or interpretations thereof;

•	the failure of securities analysts to cover our Paired Shares or changes in analysts’ financial estimates;

•	variations in quarterly results of operations compared to market expectations;

•	default on our indebtedness or foreclosure of our hotel properties;

•	economic, political, legal and regulatory factors unrelated to our performance;

•	increased competition;

•	future sales of our Paired Shares or the perception that such sales may occur;

•	investor perceptions of us, our third-party owners and the lodging industry;

•
events beyond our control, such as war, terrorist attacks, government shutdowns, travel-related health concerns, interruptions in transportation systems, travel-related accidents, fires, natural and man-made disasters and severe weather; and

•	the other factors listed in this “Risk Factors” section.
As a result of these factors, investors in Paired Shares may not be able to resell their Paired Shares at or above their purchase price. In addition, our stock price has been and may continue to be volatile. The stock market in general, and in the lodging industry in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of market participants. Accordingly, these broad market and industry factors may significantly reduce the market price of our Paired Shares, regardless of our operating performance. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention, which could adversely impact our business. An adverse determination in litigation could subject us to significant liabilities.
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
The charters of the Corporation and ESH REIT authorize us to issue 3,500,000,000 Paired Shares, of which 188,229,441 Paired Shares are outstanding as of February 22, 2019. We may issue Paired Shares or other securities from time to time as consideration for future acquisitions and investments. If any such acquisition or investment is significant, the number of Paired Shares, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those Paired Shares or other securities in connection with any such acquisitions and investments.
We have also filed a registration statement on Form S-8 covering 8,000,000 Paired Shares issuable under our employee benefit plans. Paired Shares registered and ultimately issued under such registration statement may become available for sale in the open market.
Under our equity incentive plans, the granting entity will need to compensate the non-granting entity for the issuance of its component of our Paired Shares.
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
We provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in this combined annual report on Form 10-K and in our other public filings and statements. Our actual results may not meet or exceed any guidance we provide, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of our Paired Shares may decline.
If securities analysts do not publish research or reports about the Company, or if they issue unfavorable commentary about us, or our industry, or downgrade our Paired Shares, the price of our Paired Shares could decline.
The trading market for our Paired Shares depends in part on research and reports that third-party securities analysts publish about the Company and the lodging industry. One or more analysts could downgrade, and in the past have downgraded, our Paired Shares or issue other negative commentary about the Company or our industry. In addition, we may be unable or slow to maintain and attract additional research coverage. If one or more of these analysts cease coverage of the Company, we could lose visibility in the market. As a result of one or more of these factors, the trading price of our Paired Shares could decline.
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
The Corporation has 7,130 shares of 8.0% voting preferred stock outstanding and ESH REIT has 125 shares of 12.5% preferred stock outstanding as of December 31, 2018. The Corporation’s charter authorizes the Corporation to issue up to 350,000,000 shares of one or more additional series of preferred stock. ESH REIT’s charter authorizes ESH REIT to issue up to 350,000,000 shares of one or more additional series of preferred stock. The Boards of Directors of the Corporation and ESH REIT have the authority to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series without any further vote or action by shareholders. Preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our Paired Shares. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our Paired Shares at a premium over the market price and adversely affect the market price and the voting and other rights of the holders of our Paired Shares.
ESH REIT may be subject to adverse legislative or regulatory tax changes that could adversely affect the market price of our Paired Shares.
At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation, or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. ESH REIT, the Corporation and holders of Class B common stock could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation, which could effectively eliminate our structure and in-turn, adversely affect the market price of our Paired Shares.
There may be amendments to or elimination of the pairing arrangement.
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
The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act and NASDAQ, may strain our resources, increase our costs and divert management’s attention, and we may be unable to comply with these requirements in a timely or cost-effective manner.
As a public company, we are subject to the reporting requirements of the Exchange Act and the corporate governance standards of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and NASDAQ. These requirements place a strain on our management, systems and resources. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition within specified time periods and to prepare proxy statements with respect to the annual meetings of shareholders of the Corporation and ESH REIT. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. NASDAQ requires that we comply with various corporate governance requirements. To comply with the Exchange Act, Sarbanes-Oxley Act and NASDAQ requirements, significant resources and management oversight are required. This requires significant management attention and significant costs associated with compliance, which could have a material adverse effect on us and the price of Paired Shares. Advocacy efforts by shareholders and third parties may also prompt additional changes in governance and reporting requirements. We cannot predict or estimate the amount of additional costs we may incur or the timing of these costs.
We are exposed to risks related to the evaluation of internal controls required by Section 404 of the Sarbanes-Oxley Act.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. We are required to provide reliable financial statements and reports to our shareholders. To monitor the accuracy and reliability of our financial reporting, we have established an internal audit function that oversees our internal controls. We have developed policies and procedures with respect to company-wide business processes and cycles in order to implement effective internal control over financial reporting. We have established controls and procedures designed to ensure that all revenues and expenses are properly recorded and reported as required. While we have undertaken substantial work to comply with Section 404 of the Sarbanes-Oxley Act, we cannot be certain that we will be successful in maintaining effective internal control over our financial reporting and may determine in the future that our existing internal controls need improvement. If we fail to comply with or maintain proper internal controls, we could be materially harmed or fail to meet our reporting obligations. In addition, the existence of a material weakness in our internal controls could result in errors in our financial statements that could require a restatement, cause us to fail to meet our reporting obligations, result in or cause us to incur remediation costs, attract regulatory scrutiny or lawsuits and cause investors to lose confidence in our reported financial information, leading to a substantial decline in the market price of Paired Shares.
Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
As of December 31, 2018, we owned 554 hotels. The average age of our hotel properties at December 31, 2018 was 19.5 years. We are under long-term ground leases at four of our hotel properties with initial terms terminating at various dates between 2023 and 2096, with two of the leases including multiple renewal options for 5 or 10 year periods. Other than the ground leases described above, all hotel properties and grounds are wholly-owned. The following table provides certain information regarding our hotels.

State/Country	Number of Hotels	Number of Rooms	% of Total Rooms
California	83	10,053	16.4%
Florida	52	5,751	9.4%
Texas	39	4,526	7.4%
North Carolina	31	3,161	5.1%
Illinois	30	3,446	5.6%
Virginia	30	3,290	5.4%
Georgia	21	2,131	3.5%
Washington	19	2,181	3.6%
Maryland	19	2,066	3.4%
New Jersey	18	2,097	3.4%
Michigan	18	1,988	3.2%
Tennessee	17	1,772	2.9%
Pennsylvania	16	1,713	2.8%
Ohio	14	1,380	2.2%
Arizona	13	1,474	2.4%
Massachusetts	12	1,332	2.2%
South Carolina	12	1,198	2.0%
New York	11	1,325	2.2%
Colorado	11	1,262	2.1%
Minnesota	10	1,043	1.7%
Missouri	8	858	1.4%
Alabama	7	693	1.1%
Indiana	7	616	1.0%
Wisconsin	6	665	1.1%
Kentucky	6	572	0.9%
Oregon	5	642	1.0%
Connecticut	5	570	0.9%
Nevada	4	529	0.9%
Utah	4	484	0.8%
Louisiana	4	428	0.7%
Alaska	4	419	0.7%
Rhode Island	4	403	0.7%
Arkansas	3	305	0.5%
Mississippi	3	273	0.4%
Montana	2	208	0.3%
Iowa	2	190	0.3%
Delaware	1	142	0.2%
Idaho	1	107	0.2%
New Hampshire	1	101	0.2%
Maine	1	92	0.2%
Total	554	61,486	100%
We lease our corporate headquarters in Charlotte, North Carolina. The lease term expires in August 2021, with two additional 5-year renewal terms. Our offices are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional office space, as needed, on terms acceptable to us.
Item 3.        Legal Proceedings
We are from time to time subject to various litigation and claims incidental to our business. We recognize a liability when we believe a loss is probable and can be reasonably estimated. The ultimate result of litigation and claims cannot be predicted with certainty. We believe we have adequate reserves against such matters. In the opinion of management, the litigation and claims, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial statements, results of operations or liquidity or on ESH REIT’s consolidated financial statements, results of operations or liquidity.
Item 4.        Mine Safety Disclosures
None.

PART II

Item 5.	Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Registrant’s Common Equity
Our Paired Shares are traded on the Nasdaq Global Select Market under the symbol "STAY." Before June 25, 2018, our Paired Shares traded on the New York Stock Exchange.
All issued and outstanding shares of Class A common stock of ESH REIT are held by the Corporation and have never been publicly traded.
Holders of Record
As of February 22, 2019, there were 4 holders of record of our Paired Shares and the Corporation was the only holder of ESH REIT’s Class A common stock. Because the substantial majority of our Paired Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial owners represented by these record holders.
Distribution Policies
In 2019, we intend to maintain or increase our current distribution rate of $0.22 per Paired Share per quarter unless our consolidated results of operations, net income, Adjusted EBITDA, liquidity, cash flows, financial condition or prospects, economic conditions or other factors, including future capital expenditures and asset dispositions, differ materially from our current assumptions. We intend to make a significant portion of our expected total annual distributions in respect of the Class B common stock of ESH REIT. In the event distributions in respect of the Class B common stock of ESH REIT are not sufficient to meet our expected Paired Share distributions and/or additional tax efficiency opportunities exist, the expected Paired Share distributions may include, as they have in prior periods, distributions in respect of the common stock of the Corporation using funds distributed to the Corporation in respect of the Class A common stock of ESH REIT, after allowance for tax, if any, on those funds. For the year ended December 31, 2018, the Corporation’s common distributions were classified as 100% qualified dividends and ESH REIT’s distributions per Class A and Class B common shares were classified as 100% ordinary income.
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
Corporation Distribution Policy
The Corporation is expected to continue to pay distributions on its common stock to meet a portion of our expected distribution rate on our Paired Shares. The payment of Corporation distributions is at the discretion of the Corporation’s Board of Directors. Any such distributions will be made subject to the Corporation’s compliance with applicable law and will depend on, among other things, the Corporation’s results of operations, net income, liquidity, cash flows, financial condition or prospects, economic conditions, ability to effectively execute certain tax planning strategies, compliance with applicable law, the receipt of distributions from ESH REIT in respect of the Class A common stock, level of indebtedness, capital requirements, contractual restrictions, restrictions in any existing and future debt agreements of the Corporation and ESH REIT and other factors. The Corporation’s ability to pay distributions significantly depends on its receipt of cash distributions from ESH REIT in respect of the Class A common stock, which may further restrict its ability to pay distributions. In particular, ESH REIT’s ability to pay distributions is restricted by the terms of its indebtedness. See Note 7 to the consolidated financial statements of Extended Stay America, Inc. and Note 6 to the consolidated financial statements of ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K, for a description of restrictions on the Corporation’s and ESH REIT’s ability to pay distributions under their respective existing debt agreements and/or obligations.
On February 27, 2019, the Board of Directors of the Corporation declared a cash distribution of $0.07 per common share for the fourth quarter of 2018. The distribution is payable on March 28, 2019 to shareholders of record as of March 14, 2019.

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
ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. ESH REIT is subject to income tax on taxable income that is not distributed and to an excise tax to the extent that certain percentages of its taxable income are not distributed by specified dates. Taxable income as computed for purposes of the foregoing tax rules will not necessarily correspond to ESH REIT’s income before income taxes as determined under accounting principles generally accepted in the United States (“U.S. GAAP”) for financial reporting purposes.
The timing and frequency of ESH REIT’s distributions will be authorized by ESH REIT’s Board of Directors, in its sole discretion, and are based on a variety of factors, including: consolidated results of operations; debt service requirements; capital expenditure requirements for existing hotel properties; capital expenditure requirements for newly constructed hotels; taxable income; the annual distribution requirements under the REIT provisions of the Code; contractual restrictions; restrictions in any current or future debt agreements and in any preferred stock; and other factors that ESH REIT’s Board of Directors may deem relevant.
Holders of ESH REIT Class A and Class B common stock are entitled to any common stock distributions that ESH REIT’s Board of Directors may declare. Approximately 57% of ESH REIT’s distributions are paid to the Corporation on account of its ownership of all of the outstanding Class A common stock. Each share of Class A and Class B common stock is entitled to the same amount of distributions per share, subject to one exception; ESH REIT may declare and pay taxable stock dividends in respect of the Class A common stock that differ from dividends paid in respect of the Class B common stock in order to maintain its REIT status.
ESH REIT’s ability to pay distributions is restricted by the terms of its indebtedness. In cases in which the terms of any of ESH REIT’s existing or future indebtedness prohibits the payment of cash dividends, ESH REIT may declare and pay taxable stock dividends in order to maintain its REIT status. See Note 6 to the consolidated financial statements of ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K, for a description of the restrictions on ESH REIT’s ability to pay distributions under its existing debt agreements and/or obligations. In cases where ESH REIT distributes additional shares of its Class B common stock to the holders of its Class B common stock, the Corporation may correspondingly distribute a number of additional shares of its common stock, which together with the shares of Class B common stock distributed by ESH REIT would form Paired Shares.
On February 27, 2019, the Board of Directors of ESH REIT declared a cash distribution of $0.15 per Class A and Class B common share for the fourth quarter of 2018. This distribution is payable on March 28, 2019 to shareholders of record as of March 14, 2019.
Stock Performance Graph
The following graph compares the total shareholder return on our Paired Shares to the cumulative total returns of the S&P 500 Stock Index (“S&P 500”) and the S&P 500 Hotels, Resorts & Cruise Lines Index (“S&P Hotel Index”) for the period from December 31, 2013 through December 31, 2018. The graph assumes an initial investment of $100 on December 31, 2013, in our Paired Shares and in each of the indices and also assumes the reinvestment of dividends where applicable. The results shown in the graph below are not necessarily indicative of future performance.

STAY Total Return vs. Indices Since Fiscal Year 2013
STAY
S&P 500
S&P Hotel Index
$250.00
$200.00
$150.00
$100.00
$50.00
$-
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018

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
Recent Sales of Unregistered Equity Securities and Use of Proceeds from Registered Securities
None.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth all purchases made by or on behalf of the Corporation and ESH REIT or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of Paired Shares during the fourth quarter of 2018:

Period	Total number of Paired Shares purchased(1)	Average price paid per Paired Share(2)	Total number of Paired Shares purchased as part of publicly announced program(1) (3)	Maximum dollar value that may yet be purchased under the program(3)
October 1- October 31, 2018	272,500	$18.02	272,500	$113,329,838
November 1- November 30, 2018	47,500	$16.76	47,500	$112,533,568
December 1- December 31, 2018	—	$—	—	$112,533,568
Total	320,000	$17.84	320,000	$112,533,568
________________________

(1)	Represents an equal number of Corporation common shares and ESH REIT Class B common shares, which are paired together on a one-for-one basis to form Paired Shares.

(2)
In the aggregate, the Corporation and ESH REIT paid $3.6 million and $2.1 million, respectively, for their respective portion of the Paired Shares that were repurchased and retired during the three months ended December 31, 2018.

(3)
In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program. As a result of several increases in authorized amounts and program extensions, the Paired Share repurchase program currently authorizes the Corporation and ESH REIT to purchase up to $400 million in Paired Shares through December 31, 2019. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans).

As of February 22, 2019, $112.5 million is remaining under the Paired Share repurchase program.

Item 6.	Selected Financial Data
Selected Historical Financial and Other Data—The Company
The selected historical consolidated financial data of the Company for the years ended December 31, 2018, 2017 and 2016 and as of December 31, 2018 and 2017 have been derived from the Company’s audited consolidated financial statements, included in Item 8 of this combined annual report on Form 10-K. The selected historical consolidated financial data of the Company for the years ended December 31, 2015 and 2014 and as of December 31, 2016, 2015 and 2014 have been derived from the audited consolidated financial statements of the Company not included elsewhere in this combined annual report on Form 10-K. The following information should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical audited consolidated financial statements of Extended Stay America, Inc. and related notes and other financial information included herein.

In 2018, the Company sold 72 hotel properties, 71 of which were pursuant to franchise and/or management agreements. In 2017, the Company sold three Extended Stay Canada-branded hotels and two additional hotels. Additionally, in 2015, the Company sold a portfolio of 53 hotels. See Note 4 to the consolidated financial statements of Extended Stay America, Inc., included in Item 8 of this combined annual report on Form 10-K. The selected historical consolidated financial and other data of the Company below and appearing elsewhere in this combined annual report on Form 10-K includes the results of operations and key operating metrics related to these hotels prior to their sale, unless otherwise indicated. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for certain results of operations, key operating metrics and non-GAAP measures.

	The Company
(Dollars in thousands, except ADR, RevPAR, per share and per Paired Share data)	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Statement of operations data:
Total revenues	$1,275,059	$1,282,725	$1,270,593	$1,284,753	$1,213,475
Hotel operating expenses	583,029	585,545	580,772	604,087	592,101
Total operating expenses	940,269	934,582	909,954	915,620	865,989
Income from operations	377,937	361,075	360,664	500,072	348,738
Net income	211,756	172,188	163,352	283,022	150,554
Net income attributable to noncontrolling interests	(98,892)	(93,341)	(93,420)	(169,982)	(110,958)
Net income attributable to Extended Stay America, Inc. common shareholders or members	112,864	78,847	69,932	113,040	39,596
Net income per Extended Stay America, Inc. common share - basic	$0.60	$0.41	$0.35	$0.55	$0.19
Net income per Extended Stay America, Inc. common share - diluted	$0.59	$0.41	$0.35	$0.55	$0.19
Cash distributions paid per Extended Stay America, Inc. common share	$0.24	$0.29	$0.37	$0.06	$—
Distributions declared per Extended Stay America, Inc. common share	$0.24	$0.29	$0.31	$0.12	$—
Other financial data:
Cash flows provided by (used in) (1):
Operating activities	$449,850	$446,520	$422,404	$429,784	$374,804
Investing activities	106,276	(99,140)	(222,266)	77,323	(156,200)
Financing activities	(403,607)	(302,471)	(551,945)	(244,075)	(131,479)
Capital expenditures	209,274	166,378	225,323	204,717	173,239
Hotel Operating Profit(a)	679,566	705,787	700,561	689,965	626,978
Hotel Operating Margin(a)	54.0%	55.0%	55.1%	53.7%	51.7%
EBITDA(b)	$588,031	$590,690	$583,549	$701,237	$532,182
Adjusted EBITDA(b)	599,737	622,905	615,658	603,081	556,660
FFO(c)	382,440	355,044	339,386	336,531	292,039
Adjusted FFO(c)	382,783	357,070	359,333	338,923	299,224
Adjusted FFO per Paired Share—diluted(c)	$2.02	$1.84	$1.79	$1.66	$1.46
Paired Share Income(d)	211,740	172,172	163,336	283,006	150,538
Adjusted Paired Share Income(d)	216,406	192,945	199,007	194,699	169,711
Adjusted Paired Share Income per Paired Share—diluted(d)	$1.14	$1.00	$0.99	$0.95	$0.83
Operating data (owned hotels):
Rooms (at period end)	61,486	68,620	69,383	69,383	76,000
Occupancy	75.4%	74.5%	74.1%	73.7%	74.3%
ADR	$68.62	$67.19	$66.43	$62.22	$57.93
RevPAR	$51.73	$50.09	$49.23	$45.89	$43.02
______________________

(1)
Effective January 1, 2018, the Company adopted FASB updates that require debt prepayment and extinguishment costs, previously classified as operating activities, to be classified as financing activities, as well as changes in restricted cash, previously included in investing activities, to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period balances. Because adoption of these updates required retrospective application, historical financial information contained in this Item 6 and elsewhere in this report has been restated to reflect the retrospective impact of adoption. See Note 2 to the consolidated financial statements of Extended Stay America, Inc., included in Item 8 of this combined annual report on Form 10-K.

	The Company
(In thousands)	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Balance sheet data:
Total assets	$3,924,210	$4,076,053	$4,180,304	$4,528,900	$4,449,142
Total debt, net of unamortized deferred financing costs and discounts(e)	2,395,507	2,534,768	2,585,274	2,762,388	2,859,391
Mandatorily redeemable preferred stock	7,130	7,133	21,202	21,202	21,202
Noncontrolling interest	524,618	565,264	582,407	608,684	599,799
(a) Hotel Operating Profit and Hotel Operating Margin. Hotel Operating Profit and Hotel Operating Margin are important measures of aggregate hotel-level profitability used by management to evaluate hotel operating efficiency and effectiveness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—Hotel Operating Profit and Hotel Operating Margin,” for a definition and discussion of Hotel Operating Profit and Hotel Operating Margin.
The following table provides a reconciliation of net income to Hotel Operating Profit and Hotel Operating Margin for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 (in thousands):

	The Company
	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net income	$211,756	$172,188	$163,352	$283,022	$150,554
Income tax expense	42,076	59,514	34,351	76,536	45,057
Interest expense, net	124,870	129,772	164,537	137,782	149,364
Other non-operating (income) expense	(765)	(399)	(1,576)	2,732	3,763
Other income	(669)	(2,959)	(25)	(45)	(388)
Gain on sale of hotel properties	(42,478)	(9,973)	—	(130,894)	(864)
Impairment of long-lived assets	43,600	25,169	9,828	9,011	2,300
Depreciation and amortization	209,329	229,216	221,309	203,897	187,207
General and administrative expenses	91,094	94,652	98,045	98,625	84,381
Loss on disposal of assets (1)	3,413	8,607	10,740	9,299	5,604
Franchise and management fees	(3,310)	—	—	—	—
Other expenses from franchised and managed properties, net of other revenues	650	—	—	—	—
Hotel Operating Profit	$679,566	$705,787	$700,561	$689,965	$626,978

Room revenues	$1,237,311	$1,260,868	$1,250,865	$1,265,653	$1,195,816
Other hotel revenues	21,871	21,857	19,728	19,100	17,659
Total room and other hotel revenues	$1,259,182	$1,282,725	$1,270,593	$1,284,753	$1,213,475
Hotel Operating Margin	54.0%	55.0%	55.1%	53.7%	51.7%
______________________

(1)	Included in hotel operating expenses in the consolidated statements of operations.
(b) EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are key metrics used by management to assess our operating performance and facilitate comparisons between us and other lodging companies, hotel owners and capital-intensive companies. EBITDA and Adjusted EBITDA as presented may not be comparable to similar measures calculated by other companies. This information should not be considered as an alternative to net income of the Company, the Corporation or ESH REIT, or any other measure of the Company, the Corporation or ESH REIT calculated in accordance with U.S. GAAP. Additionally, EBITDA and Adjusted EBITDA should not solely be considered as measures of our profitability or indicative of funds available to fund our cash needs, including our ability to pay distributions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—EBITDA and Adjusted EBITDA,” for a definition and discussion of EBITDA and Adjusted EBITDA.
The following table provides a reconciliation of net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 (in thousands):

	The Company
	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net income	$211,756	$172,188	$163,352	$283,022	$150,554
Interest expense, net	124,870	129,772	164,537	137,782	149,364
Income tax expense	42,076	59,514	34,351	76,536	45,057
Depreciation and amortization	209,329	229,216	221,309	203,897	187,207
EBITDA	588,031	590,690	583,549	701,237	532,182
Non-cash equity-based compensation	7,724	7,552	12,000	10,500	8,803
Impairment of long-lived assets	43,600	25,169	9,828	9,011	2,300
Gain on sale of hotel properties	(42,478)	(9,973)	—	(130,894)	(864)
Other expense(1)	2,860	9,467	10,281	13,227	14,239
Adjusted EBITDA	$599,737	$622,905	$615,658	$603,081	$556,660

______________________

(1)
Includes loss on disposal of assets, non-operating income (expense), including mark-to-market impact of interest rate hedges and foreign currency transaction costs, and certain costs associated with acquisitions, dispositions and capital transactions. Loss on disposal of assets totaled $3.4 million, $8.6 million, $10.7 million, $9.3 million and $5.6 million, respectively.

(c)
FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share. FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share are key metrics used by management to assess our operating performance and profitability and to facilitate comparisons between us and other hotel and/or real estate companies that include a REIT as part of their legal entity structure. FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share as presented may not be comparable to similar measures calculated by other REITs or real estate companies that include a REIT as part of their legal entity structure. In particular, due to the fact that we present these measures for the Company on a consolidated basis (i.e., including the impact of franchise fees, management fees and income taxes), FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share may be of limited use to investors comparing our results only to REITs. This information should not be considered as an alternative to net income of the Company, the Corporation or ESH REIT, net income per share of common stock of the Corporation, net income per share of Class A or Class B common stock of ESH REIT or any other measure of the Company, the Corporation or ESH REIT calculated in accordance with U.S. GAAP. Additionally, FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share should not solely be considered as measures of our profitability or indicative of funds available to fund our cash needs, including our ability to pay distributions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—Funds from Operations, Adjusted Funds from Operations and Adjusted Funds from Operations per diluted Paired Share,” for a definition and discussion of FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share.

The following table provides a reconciliation of net income attributable to Extended Stay America, Inc. common shareholders to FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 (in thousands, except per Paired Share data):

	The Company
	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net income per Extended Stay America, Inc. common share - diluted	$0.59	$0.41	$0.35	$0.55	$0.19

Net income attributable to Extended Stay America, Inc. common shareholders	$112,864	$78,847	$69,932	$113,040	$39,596
Noncontrolling interests attributable to Class B common shares of ESH REIT	98,876	93,325	93,404	169,966	110,942
Real estate depreciation and amortization	204,095	224,559	216,950	199,857	183,621
Impairment of long-lived assets	43,600	25,169	9,828	9,011	2,300
Gain on sale of hotel properties	(42,478)	(9,973)	—	(130,894)	(864)
Tax effect of adjustments to net income attributable to Extended Stay America, Inc. common shareholders	(34,517)	(56,883)	(50,728)	(24,449)	(43,556)
FFO	382,440	355,044	339,386	336,531	292,039
Debt modification and extinguishment costs	1,621	2,351	26,233	3,014	9,405
Other (income) expense(1)	(1,208)	314	—	—	—
Tax effect of adjustments to FFO	(70)	(639)	(6,286)	(622)	(2,220)
Adjusted FFO	$382,783	$357,070	$359,333	$338,923	$299,224
Adjusted FFO per Paired Share—diluted	$2.02	$1.84	$1.79	$1.66	$1.46
Weighted average Paired Shares outstanding-diluted	189,821	193,670	200,736	204,567	204,508
______________________

(1)	Includes mark-to-market impact of interest rate hedges and certain other non-operating (income) expense.

(d)
Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share. We believe that Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share provide meaningful indicators of the Company’s operating performance in addition to separate and/or individual analysis of net income attributable to common shareholders of the Corporation and net income attributable to Class B common shareholders of ESH REIT, each of which may not necessarily reflect how cash flows and/or earnings are generated on an individual entity or total enterprise basis.

Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share should not be considered as alternatives to net income of the Company, the Corporation or ESH REIT, net income per share of common stock of the Corporation, net income per share of Class A or Class B common stock of ESH REIT or any other measure of the Company, the Corporation or ESH REIT calculated in accordance with U.S. GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share,” for a definition and discussion of Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Income per diluted Paired Share.

The following table provides a reconciliation of net income attributable to Extended Stay America Inc. common shareholders to Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 (in thousands, except per Paired Share data):

	The Company
	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net income per Extended Stay America, Inc. common share - diluted	$0.59	$0.41	$0.35	$0.55	$0.19

Net income attributable to Extended Stay America, Inc. common shareholders	$112,864	$78,847	$69,932	$113,040	$39,596
Noncontrolling interests attributable to Class B common shares of ESH REIT	98,876	93,325	93,404	169,966	110,942
Paired Share Income	211,740	172,172	163,336	283,006	150,538
Debt modification and extinguishment costs	1,621	2,351	26,233	3,014	9,405
Impairment of long-lived assets	43,600	25,169	9,828	9,011	2,300
Gain on sale of hotel properties	(42,478)	(9,973)	—	(130,894)	(864)
Other expense(1)	2,860	9,467	10,281	13,227	14,239
Tax effect of adjustments to Paired Share Income	(937)	(6,241)	(10,671)	17,335	(5,907)
Adjusted Paired Share Income	$216,406	$192,945	$199,007	$194,699	$169,711
Adjusted Paired Share Income per Paired Share - diluted	$1.14	$1.00	$0.99	$0.95	$0.83
Weighted average Paired Shares outstanding - diluted	189,821	193,670	200,736	204,567	204,508
______________________

(1)
Includes loss on disposal of assets, non-operating income (expense), including mark-to-market impact of interest rate hedges and foreign currency transaction costs, and certain costs associated with acquisitions, dispositions and capital transactions. Loss on disposal of assets totaled $3.4 million, $8.6 million, $10.7 million, $9.3 million and $5.6 million, respectively.

(e)
Effective December 31, 2015, the Company early adopted FASB Accounting Standard Update (“ASU”) No. 2015-03 and ASU No. 2015-15. Total debt is shown net of unamortized deferred financing costs and debt discounts. Because adoption of these updates required retrospective application, historical financial information contained in this Item 6 and elsewhere in this report has been restated to reflect the retrospective impact of adoption.

Selected Historical Financial and Other Data—ESH REIT
The selected historical consolidated financial data of ESH REIT for the years ended December 31, 2018, 2017 and 2016 and as of December 31, 2018 and 2017 have been derived from the audited consolidated financial statements of ESH REIT, included in Item 8 of this combined annual report on Form 10-K. The selected historical consolidated financial data of ESH REIT for the years ended December 31, 2015 and 2014 and as of December 31, 2016, 2015 and 2014 have been derived from the audited consolidated financial statements of ESH REIT not included elsewhere in this combined annual report on Form 10-K. The following information should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical audited consolidated financial statements of ESH Hospitality, Inc. and related notes and other financial information included herein.

In 2018, ESH REIT sold 72 hotel properties. In 2017, ESH REIT sold three Extended Stay Canada-branded hotels and two additional hotels. Additionally, in 2015, ESH REIT sold a portfolio of 53 hotels. See Note 4 to the consolidated financial statements of ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K. The selected historical consolidated financial and other data of ESH REIT below and appearing elsewhere in this combined annual report on Form 10-K includes the results of operations related to the ownership of these hotels prior their sale, unless otherwise indicated.

	ESH REIT
(In thousands, except per share data)	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Statement of operations data:
Rental revenues from Extended Stay America, Inc.	$667,428	$683,500	$694,275	$719,635	$684,205
Hotel operating expenses	85,089	90,495	89,166	97,062	93,826
Total operating expenses	307,647	345,826	319,824	312,079	292,493
Income from operations	354,802	346,909	374,456	524,209	392,845
Net income	230,129	214,984	212,207	378,184	247,094
Net income per ESH Hospitality, Inc. common share:
Class A-basic	$0.52	$0.49	$0.47	$0.83	$0.54
Class A-diluted	$0.52	$0.48	$0.47	$0.83	$0.54
Class B-basic	$0.52	$0.48	$0.47	$0.83	$0.55
Class B-diluted	$0.52	$0.48	$0.47	$0.83	$0.54
Cash distributions paid per ESH Hospitality, Inc. common share:
Class A	$0.63	$0.53	$0.62	$0.60	$0.53
Class B	$0.63	$0.53	$0.62	$0.60	$0.53
Distributions declared per ESH Hospitality, Inc. common share:
Class A	$0.63	$0.53	$0.43	$0.79	$0.53
Class B	$0.63	$0.53	$0.43	$0.79	$0.53
Other financial data:
Cash flows provided by (used in) (1):
Operating activities	$466,458	$473,593	$492,349	$512,880	$437,176
Investing activities	111,718	(102,506)	(219,299)	71,980	(149,211)
Financing activities	(454,553)	(370,022)	(503,401)	(384,474)	(268,674)
Capital expenditures	203,832	163,797	222,257	199,135	166,358
______________________

(1)
Effective January 1, 2018, ESH REIT adopted FASB updates that require debt prepayment and extinguishment costs, previously classified as operating activities, to be classified as financing activities, as well as changes in restricted cash, previously included in investing activities, to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period balances. Because adoption of these updates required retrospective application, historical financial information contained in this Item 6 and elsewhere in this report has been restated to reflect the retrospective impact of adoption. See Note 2 to the consolidated financial statements of ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K.

	ESH REIT
(In thousands)	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Balance sheet data:
Total assets	$3,728,382	$3,935,433	$4,077,505	$4,316,549	$4,268,970
Total debt, net of unamortized deferred financing costs and discounts (a)	2,395,507	2,534,768	2,635,274	2,762,388	2,859,391
__________________________

(a)
Effective December 31, 2015, ESH REIT early adopted FASB ASU No. 2015-03 and ASU No. 2015-15. Total debt is shown net of unamortized deferred financing costs and debt discounts. Because adoption of these updates required retrospective application, historical financial information contained in this Item 6 and elsewhere in this report has been restated to reflect the retrospective impact of adoption.

We believe that Hotel Operating Profit, Hotel Operating Margin, EBITDA, Adjusted EBITDA, FFO, Adjusted FFO, Adjusted FFO per diluted Paired Share, Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single, consolidated enterprise, which is reflected in the consolidated Company results of operations; therefore, we believe these performance measures are meaningful for the Company only.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s and ESH REIT’s consolidated financial statements, each of which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those relating to property and equipment (including the estimated useful lives of tangible assets and in the assessment of tangible and intangible assets for impairment), goodwill, revenue recognition, income taxes, equity-based compensation and investments. Our estimates and judgments are based on information that is then available to us, our experience and various matters that we believe are reasonable and appropriate for consideration under the circumstances. Actual results may differ significantly from these estimates under different assumptions and conditions.
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
The following discussion should be read in conjunction with “About this Combined Annual Report—Certain Defined Terms,” “Business—Our Company,” “Selected Historical Financial and Other Data—The Company,” “Selected Historical Financial and Other Data—ESH REIT,” and each of the consolidated financial statements and related notes of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K. Unless otherwise defined in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for definitions related to our indebtedness, see Note 7 to the consolidated financial statements of Extended Stay America, Inc. and Note 6 to the consolidated financial statements of ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K.
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
Overview
We are the largest integrated owner/operator of company-branded hotels in North America. Our business operates in the extended-stay segment of the lodging industry, and as of December 31, 2018, we owned and operated 554 hotel properties in 40 U.S. states, consisting of approximately 61,500 rooms, and franchised or managed 73 hotel properties for third parties, consisting of approximately 7,500 rooms. All 627 system-wide hotels operate under the Extended Stay America brand, which serves the mid-price extended stay segment and accounts for approximately 40% of the segment by number of rooms in the United States.
Extended Stay America-branded hotels are designed to provide an affordable and attractive alternative to traditional lodging or apartment accommodations and are targeted toward self-sufficient, value-conscious guests who need lodging for more than a week. Guests include business travelers, leisure travelers, professionals on temporary work or training assignments, persons relocating, the temporarily displaced, those purchasing a home and anyone else in need of temporary housing.

We seek to drive our competitive advantage by targeting our product offering to an underserved market segment and by driving economies of scale through our national distribution and concentration of multiple hotels in individual markets. We focus on continually improving our product and service, improving marketing efforts and driving ADR. In addition to owning and operating hotels, we have increased, and plan to continue to increase, our distribution through the ongoing development of our fee-based income stream pursuant to which we franchise our brand to third parties and, in some instances, manage hotels on behalf of our franchisees. We also seek to increase our efficiency and the overall quality of our real estate portfolio by selling non-strategic hotels over time, in some cases franchising our brand to, or managing sold hotels for, the buyers. See “Business” for additional information on our Company. Our current and future plans include some or all of the following:

•	continuing to invest capital in our hotels, both on an ongoing basis and through future cyclical hotel renovation programs, where justified by anticipated returns on investment;

•	repurposing and/or rebuilding certain of our hotel properties;

•	building new Extended Stay America hotel properties which we expect to own and operate;

•	selling non-strategic hotels to buyers that we expect will franchise the Extended Stay America brand from us and for whom we may perform management or other services;

•	converting existing hotels to the Extended Stay America brand, either as franchises or on our own balance sheet;

•	franchising the Extended Stay America brand to newly-constructed hotel properties built and owned by third parties for whom we may perform management or other services; and

•	acquiring additional hotel properties.
Hotel Acquisitions
In September 2018, we acquired a 107-room hotel under construction. The hotel opened under the Extended Stay America brand in the fourth quarter of 2018. In May 2018, we acquired a 115-room hotel and converted it to an Extended Stay America-branded hotel. Prior to its acquisition by the Company, the hotel opened in late 2017.
Hotel Dispositions
The table below summarizes hotel dispositions for the years ended December 31, 2018 and 2017 (in thousands, except number of hotels and number of rooms). No hotels were sold during the year ended December 31, 2016.

Year	Brand	Location	Month Sold	Number of Hotels	Number of Rooms	Net Proceeds	Gain (Loss) on Sale		Franchised/Managed (1)
2018	Extended Stay America	Various	November	14	1,369	$34,855	$1,331	(2)	Yes
2018	Extended Stay America	Various	September	16	1,680	$60,710	$6,293	(2)	Yes
2018	Extended Stay America	Various	September	16	1,776	$58,144	$(3,014)	(2)	Yes
2018	Extended Stay America	Various	February	25	2,430	$111,156	$6,810	(2)	Yes
2018	Extended Stay America	Texas	March	1	101	$44,090	$31,058		Yes	(3)
2017	Extended Stay America	Colorado	December	1	160	$15,985	$11,870		Yes	(3)
2017	Extended Stay Canada	Canada	May	3	500	$43,551	$(1,894)	(4)	No
2017	Other	Massachusetts	May	1	103	$5,092	$(2)	(2)	No
____________________

(1)	As of December 31, 2018.

(2)	Net of impairment charges recorded prior to sale.

(3)	Remaining term of franchise or management agreement is less than one year.

(4)
Due to the fact that the Company’s Canadian subsidiaries liquidated substantially all of their assets, $14.5 million of accumulated foreign currency translation loss was recognized at the time of sale. Additionally, an impairment charge of $12.4 million was recognized prior to sale.

See Note 4 to each of the consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K.

Hotel Pipeline
As of December 31, 2018, the Company had a pipeline of 57 hotels, which consisted of the following:

Company-Owned Pipeline & Recently Opened Hotels as of December 31, 2018
Under Option		Pre-Development		Under Construction		Total Pipeline		Opened YTD
# Hotels	#Rooms	# Hotels	#Rooms	# Hotels	#Rooms	# Hotels	#Rooms	# Hotels	#Rooms
4	496	7	892	4	504	15	1,892	2	222

Third Party Pipeline & Recently Opened Hotels as of December 31, 2018
Commitments		Applications		Executed		Total Pipeline		Opened YTD
# Hotels	#Rooms	# Hotels	#Rooms	# Hotels	#Rooms	# Hotels	#Rooms	# Hotels	#Rooms
35	4,340	1	67	6	673	42	5,080	—	—

Definitions
Under Option	Locations with a signed purchase and sale agreement
Pre-Development	Land purchased, permitted and/or site work
Under Construction	Hotel is under construction
Commitments	Signed commitment to build hotel(s) by a third party
Applications	Third-party filed franchise application with deposit
Executed	Franchise application approved, various stages of pre-development and/or under construction
Key Metrics Evaluated by Management
We evaluate the performance of our business through the use of certain non-GAAP financial measures and other lodging industry operating metrics. Each of these non-GAAP financial measures should be considered as a supplemental measure to a U.S. GAAP performance measure, such as total revenues, net income, net income per share or cash flow provided by operating activities. These financial measures include Hotel Operating Profit, Hotel Operating Margin, EBITDA, Adjusted EBITDA, FFO, Adjusted FFO, Adjusted FFO per diluted Paired Share, Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share. We provide a more detailed discussion of these non-GAAP financial measures, how management uses such measures to evaluate our financial and operating performance, a discussion of certain limitations of such measures and a reconciliation of such measures to the nearest U.S. GAAP measures under “—Non-GAAP Financial Measures.”
Average daily rate (“ADR”) is a commonly used measure within the lodging industry. ADR represents hotel room revenues divided by total number of rooms sold in a given period. ADR measures average room price attained by a hotel or group of hotels and ADR trends provide useful information concerning pricing policies and the nature of the customer base of a hotel or group of hotels. Changes in room rates have an impact on overall revenues and profitability.
Occupancy is a commonly used measure within the lodging industry. Occupancy represents the total number of rooms sold in a given period divided by the total number of rooms available during that period. Occupancy measures the utilization of our hotels’ available capacity. Management uses occupancy to gauge demand at a specific hotel or group of hotels in a given period. Occupancy levels also help us determine achievable ADR levels as demand for hotel rooms increases or decreases.
Revenue per available room (“RevPAR”) is a commonly used measure within the lodging industry. RevPAR represents the product of average daily room rate charged and the average daily occupancy achieved for a hotel or group of hotels in a given period. RevPAR does not include ancillary revenues, such as food and beverage revenues, or parking, pet, WiFi upgrade, telephone or other guest service revenues. Although RevPAR does not include these other hotel revenues, it generally is considered a key indicator of core revenues for many hotels. For the year ended December 31, 2018, room revenues represented 97.0% of our total revenues. RevPAR changes that are driven predominately by occupancy have different implications on incremental operating profitability than do changes that are driven predominately by ADR. For example, increases in occupancy at a hotel would lead to increases in room revenues and other hotel revenues, as well as incremental operating costs, including housekeeping services and amenity costs. RevPAR increases due to higher room rates, however, would generally not result in additional operational room-related costs, with the exception of those charged or incurred as a percentage of revenue, such as credit card fees. As a result, changes in RevPAR driven by increases or decreases in ADR generally have a greater effect on operating profitability than changes in RevPAR driven by occupancy levels.
Understanding Our Results of Operations – The Company
Revenues and Expenses. The Company’s revenues are derived from hotel ownership/operations and the franchise and management of hotels owned by third parties. Hotel operating expenses account for the largest portion of the Company’s operating expenses and reflect ongoing expenses associated with the ownership and operation of our hotels.

The following table presents the components of the Company’s revenues as a percentage of our total revenues for the year ended December 31, 2018:

Percentage of 2018 Total Revenues
• Room revenues. Room revenues are driven primarily by ADR and occupancy. Pricing policy and customer mix are significant drivers of ADR. Due to our relatively high occupancy levels, our primary focus is on increasing RevPAR by increasing ADR.	97.0%
• Other hotel revenues. Other hotel revenues include ancillary revenues such as laundry revenues, vending commissions, additional housekeeping fees, purchased WiFi upgrades, parking revenues and pet charges. Occupancy and customer mix, as well as the number and percentage of guests that have longer-term stays, have been historical drivers of our other hotel revenues.	1.7%
• Franchise and management fees. Franchise and management fees include royalty and other fees charged to third parties for use of our brand name and hotel management services. The substantial majority of these fees are based on a percentage of revenues of the franchised or managed hotels.	0.3%
•      Other revenues from franchised and managed properties. Other revenues from franchised and managed properties include the direct reimbursement of specific costs, such as on-site personnel expense and incremental reservation and other distribution costs, incurred by us for which we are reimbursed on a dollar-for-dollar basis. Additionally, these revenues include fees charged, typically based on a percentage of revenue from the franchised hotel, as reimbursement for indirect costs incurred by us associated with certain shared system-wide platforms (i.e., system services), such as marketing, central reservations, revenue management and property management systems.
1.0%
The following table presents the components of the Company’s operating expenses as a percentage of our total operating expenses for the year ended December 31, 2018:

Percentage of 2018 Total Operating Expenses
• Hotel operating expenses. Hotel operating expenses have fixed and variable components. Operating expenses that are relatively fixed include personnel expense, real estate tax expense and property insurance premiums. Occupancy is a key driver of expenses that have a high degree of variability, such as housekeeping services and amenity costs. Other variable expenses include marketing costs, reservation costs, property insurance claims and repairs and maintenance expense.	62.0%
• General and administrative expenses. General and administrative expenses include expenses associated with corporate overhead. Costs consist primarily of compensation expense of our corporate staff, including equity-based compensation, and professional fees, including audit, tax, legal and consulting fees.	9.7%
• Depreciation and amortization. Depreciation and amortization is a charge that relates primarily to the acquisition and related usage of hotels and other property and equipment, including capital expenditures incurred with respect to hotel renovations and other capital expenditures.	22.3%
• Impairment of long-lived assets. Impairment of long-lived assets is a charge recognized when events and circumstances indicate that the carrying value of individual hotel assets, or group of hotel assets, may not be recoverable.	4.6%
•       Other expenses from franchised and managed properties. Other expenses from franchised and managed properties include specific costs, such as on-site hotel personnel expense and incremental reservation and other distribution costs, incurred by us in the delivery of services for which we are reimbursed on a dollar-for-dollar basis. Additionally, these expenses include costs associated with shared system-wide platforms (i.e., system services), such as marketing, central reservations, revenue management and property management systems, for which we are reimbursed over time through system service (i.e., program) fees.
1.4%
Understanding Our Results of Operations – ESH REIT
Revenues. ESH REIT’s rental revenues are generated from leasing its hotel properties to subsidiaries of the Corporation. Rental revenues consist of fixed minimum rental payments recognized on a straight-line basis over the lease terms plus specified percentages of total hotel revenues over designated thresholds.

The initial lease term of the operating leases expired in October 2018. In connection with the five-year renewal of the lease agreements, amended and restated leases were executed effective November 1, 2018. At such time, minimum and percentage rents were adjusted to reflect then-current market terms.
Expenses. The following table presents the components of ESH REIT’s operating expenses as a percentage of ESH REIT’s total operating expenses for the year ended December 31, 2018:

Percentage of 2018 Total Operating Expenses
• Hotel operating expenses. ESH REIT’s hotel operating expenses include expenses directly related to hotel ownership, such as real estate tax expense and loss on disposal of assets.	27.7%
• General and administrative expenses. General and administrative expenses include overhead expenses incurred directly by ESH REIT and administrative service costs reimbursed to the Corporation.	4.9%
• Depreciation. Depreciation is a charge that relates primarily to the acquisition and related usage of hotels and other property and equipment, including capital expenditures incurred with respect to hotel renovations and other capital expenditures.	67.4%
•       Impairment of long-lived assets. Impairment of long-lived assets is a charge recognized when events and circumstances indicate that the carrying value of individual hotel assets (as grouped under ESH REIT’s leases) may not be recoverable.
—%
Results of Operations

Results of Operations discusses the Company’s and ESH REIT’s consolidated financial statements, each of which have been prepared in accordance with U.S. GAAP. The consolidated financial statements of the Company include the financial position, results of operations, comprehensive income, changes in equity and cash flows of the Corporation and its subsidiaries, including ESH REIT. Third party equity interests in ESH REIT, which consist primarily of the Class B common stock of ESH REIT and represent approximately 43% of ESH REIT’s total common equity, are not owned by the Corporation and therefore are presented as noncontrolling interests. The consolidated financial statements of ESH REIT include the financial position, results of operations, comprehensive income, changes in equity and cash flows of ESH REIT and its subsidiaries.
Results of Operations – The Company
Comparison of Years Ended December 31, 2018 and December 31, 2017
As of December 31, 2017, the Company owned and operated 624 hotels, consisting of approximately 68,600 rooms. As of December 31, 2018, the Company owned and operated 554 hotels, consisting of approximately 61,500 rooms, and franchised or managed 73 hotel properties for third parties, consisting of approximately 7,500 rooms. See Note 4 to the consolidated financial statements of Extended Stay America, Inc., included in Item 8 of this combined annual report on Form 10-K. The following table presents our consolidated results of operations for the years ended December 31, 2018 and 2017, including the amount and percentage change in these results between the periods (in thousands):

	Year Ended December 31,
	2018	2017	Change ($)	Change (%)
Revenues:
Room revenues	$1,237,311	$1,260,868	$(23,557)	(1.9)%
Other hotel revenues	21,871	21,857	14	0.1%
Franchise and management fees	3,310	—	3,310	n/a
	1,262,492	1,282,725	(20,233)	(1.6)%
Other revenues from franchised and managed properties	12,567	—	12,567	n/a
Total revenues	1,275,059	1,282,725	(7,666)	(0.6)%
Operating expenses:
Hotel operating expenses	583,029	585,545	(2,516)	(0.4)%
General and administrative expenses	91,094	94,652	(3,558)	(3.8)%
Depreciation and amortization	209,329	229,216	(19,887)	(8.7)%
Impairment of long-lived assets	43,600	25,169	18,431	73.2%
	927,052	934,582	(7,530)	(0.8)%
Other expenses from franchised and managed properties	13,217	—	13,217	n/a
Total operating expenses	940,269	934,582	5,687	0.6%
Gain on sale of hotel properties, net	42,478	9,973	32,505	325.9%
Other income	669	2,959	(2,290)	(77.4)%
Income from operations	377,937	361,075	16,862	4.7%
Other non-operating income	(765)	(399)	(366)	91.7%
Interest expense, net	124,870	129,772	(4,902)	(3.8)%
Income before income tax expense	253,832	231,702	22,130	9.6%
Income tax expense	42,076	59,514	(17,438)	(29.3)%
Net income	211,756	172,188	39,568	23.0%
Net income attributable to noncontrolling interests (1)	(98,892)	(93,341)	(5,551)	5.9%
Net income attributable to Extended Stay America Inc. common shareholders	$112,864	$78,847	$34,017	43.1%
________________________

(1)	Noncontrolling interests in Extended Stay America, Inc. include approximately 43% of ESH REIT’s common equity as of December 31, 2018 and 2017, and 125 shares of ESH REIT preferred stock.
The following table presents key operating metrics, including occupancy, ADR, RevPAR and hotel inventory for our owned hotels for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	Change
Number of hotels (as of December 31)	554	624	(70)
Number of rooms (as of December 31)	61,486	68,620	(7,134)
Occupancy	75.4%	74.5%	90 bps
ADR	$68.62	$67.19	2.1%
RevPAR	$51.73	$50.09	3.3%
Room revenues. Room revenues decreased by $23.6 million, or 1.9%, to $1,237.3 million for the year ended December 31, 2018 compared to $1,260.9 million for the year ended December 31, 2017 due to hotel dispositions during 2018. On a Comparable Hotel basis, room revenues increased by $23.1 million, or 2.0%, due to a 2.0% increase in RevPAR, primarily due to improved asset quality as a result of our previous cyclical hotel renovation program completed during the second quarter of 2017.

Other hotel revenues. Other hotel revenues for the year ended December 31, 2018 remained consistent with the year ended December 31, 2017, and totaled $21.9 million.
Franchise and management fees. For the year ended December 31, 2018, franchise and management fees of $3.3 million were earned as a result of the franchise and/or management of 73 third-party owned hotels. While we expect newly built third-party owned franchised hotels to open in the future, during the year ended December 31, 2018, all franchised and managed hotels were pre-existing Extended Stay America-branded hotels sold to third parties.
Other revenues from franchised and managed properties. For the year ended December 31, 2018, the Company recognized $12.6 million in other revenues from franchised and managed properties as a result of the franchise and/or management of 73 third-party owned hotels. Other revenues from franchised and managed properties include both direct and indirect reimbursable costs.
Hotel operating expenses. Hotel operating expenses decreased by $2.5 million, or 0.4%, to $583.0 million for the year ended December 31, 2018 compared to $585.5 million for the year ended December 31, 2017. On a Comparable Hotel basis, hotel operating expenses increased by $24.6 million, or 4.7%, due to increases in personnel expense of $9.6 million, reservation costs of $8.4 million, which related to an increase in commissionable bookings through third-party intermediaries, maintenance expense of $3.9 million, marketing costs of $3.1 million and real estate tax expense of $1.8 million. These increases were partially offset by a $4.3 million decrease in loss on disposal of assets.
General and administrative expenses. General and administrative expenses decreased by $3.6 million, or 3.8%, to $91.1 million for the year ended December 31, 2018 compared to $94.7 million for the year ended December 31, 2017. This decrease was driven by a decrease in personnel expense of $3.8 million, partially related to a decrease in short-term incentive compensation expense.
Depreciation and amortization. Depreciation and amortization decreased by $19.9 million, or 8.7%, to $209.3 million for the year ended December 31, 2018 compared to $229.2 million for the year ended December 31, 2017, due to recent hotel dispositions and a decrease in capital expenditures as a result of the completion of our previous cyclical hotel renovation program during the second quarter of 2017.
Impairment of long-lived assets. During the year ended December 31, 2018, we recognized impairment charges for 21 hotels, generally located in the Midwestern U.S., which totaled $43.6 million. The majority of the impairment charges incurred were in connection with evaluating the potential sale of certain non-core assets. During the year ended December 31, 2017, we recognized impairment charges of $25.2 million, $12.4 million of which related to the sale of our three Canadian hotels in May 2017. The estimation and evaluation of future cash flows, which is a key factor in determining the amount and/or timing of impairment charges, in particular the holding period for real estate assets and asset composition and/or concentration within real estate portfolios, relies on judgments and assumptions regarding holding period, current and future operating and economic performance, and current and future market conditions. It is possible that such judgments and/or estimates will change; if this occurs, we may recognize additional impairment charges reflecting either changes in estimate, circumstance or the estimated market value of our assets.
Other expenses from franchised and managed properties. During the year ended December 31, 2018, we incurred other expenses from franchised and managed properties of $13.2 million as a result of the franchise and/or management of 73 third-party owned hotels. We generally expect the cost to provide certain shared system-wide platforms to franchisees to be recovered through system services fees. System services fees are included in other revenues from franchised and managed properties.
Gain on sale of hotel properties, net. During the year ended December 31, 2018, we recognized a gain of $42.5 million related to the sale of 72 hotels. We recorded impairment charges totaling $37.4 million on 17 of the 72 sold hotels during the year ended December 31, 2018. During the year ended December 31, 2017, we recognized an $11.9 million gain related to the sale of two hotels, which was partially offset by a $1.9 million loss related to the sale of our Canadian hotels in 2017.

Other income. During the year ended December 31, 2018, we recognized other income of $0.7 million, which primarily consisted of funds related to temporary easements. During the year ended December 31, 2017, we recognized other income of $3.0 million, which consisted of the settlement of a lawsuit, the receipt of funds related to temporary easements at several of our hotel properties and certain fees related to our previously owned Canadian hotels.
Other-non operating income. During the year ended December 31, 2018, we recognized other non-operating income of $1.2 million, partially offset by a foreign currency transaction loss of $0.4 million related to a remaining Canadian dollar-denominated deposit and income tax liability related to the sale of our Canadian hotels in 2017. During the year ended December 31, 2017, we recognized a foreign currency transaction gain of $0.7 million, partially offset by a loss related to our interest rate swap of $0.3 million.
Interest expense, net. Net interest expense decreased $4.9 million, or 3.8%, to $124.9 million for the year ended December 31, 2018 compared to $129.8 million for the year ended December 31, 2017. This decrease was primarily a result of an increase in interest income earned on money market investments of $2.3 million. The Company’s weighted average interest rate increased to 4.8% as of December 31, 2018 compared to 4.5% as of December 31, 2017. The Company’s total debt outstanding decreased to $2.4 billion, net of unamortized deferred financing costs and debt discounts, as of December 31, 2018, compared to $2.5 billion, net of unamortized deferred financing costs and debt discounts, as of December 31, 2017.
Income tax expense. Our effective income tax rate decreased to 16.6% for the year ended December 31, 2018 compared to 25.7% for the year ended December 31, 2017. The Company’s effective tax rate is lower than the federal statutory rate of 21% due to ESH REIT’s status as a REIT under the provisions of the Code. During the year ended December 31, 2017, the Company was subject to a federal income tax rate of 35%. The decrease in our effective tax rate for the year ended December 31, 2018, is partially a result of the decrease in the federal statutory rate to 21% as a result of the TCJA passed in December 2017, which was effective January 1, 2018. During the year ended December 31, 2017, we recognized $4.1 million in deferred income tax expense due to the impact of the TCJA. ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status while retaining sufficient capital for its ongoing needs. ESH REIT will incur federal and state income tax at statutory rates on its taxable income not distributed.
Net income attributable to noncontrolling interests. Third party equity interests in the Company consist of the outstanding shares of the Class B common stock of ESH REIT, which represented approximately 43% of ESH REIT’s total common equity as of December 31, 2018 and 2017.
Comparison of Years Ended December 31, 2017 and December 31, 2016
As of December 31, 2016, the Company owned and operated 629 hotels, consisting of approximately 69,400 rooms. As of December 31, 2017, the Company owned and operated 624 hotels, consisting of approximately 68,600 rooms. See Note 4 to the consolidated financial statements of Extended Stay America, Inc., included in Item 8 of this combined annual report on Form 10-K.

The following table presents our consolidated results of operations for the years ended December 31, 2017 and 2016, including the amount and percentage change in these results between the periods (in thousands):

	Year Ended December 31,
	2017	2016	Change ($)	Change (%)
Revenues:
Room revenues	$1,260,868	$1,250,865	$10,003	0.8%
Other hotel revenues	21,857	19,728	2,129	10.8%
Total revenues	1,282,725	1,270,593	12,132	1.0%
Operating expenses:
Hotel operating expenses	585,545	580,772	4,773	0.8%
General and administrative expenses	94,652	98,045	(3,393)	(3.5)%
Depreciation and amortization	229,216	221,309	7,907	3.6%
Impairment of long-lived assets	25,169	9,828	15,341	156.1%
Total operating expenses	934,582	909,954	24,628	2.7%
Gain on sale of hotel properties, net	9,973	—	9,973	n/a
Other income	2,959	25	2,934	11,736.0%
Income from operations	361,075	360,664	411	0.1%
Other non-operating income	(399)	(1,576)	1,177	(74.7)%
Interest expense, net	129,772	164,537	(34,765)	(21.1)%
Income before income tax expense	231,702	197,703	33,999	17.2%
Income tax expense	59,514	34,351	25,163	73.3%
Net income	172,188	163,352	8,836	5.4%
Net income attributable to noncontrolling interests(1)	(93,341)	(93,420)	79	(0.1)%
Net income attributable to Extended Stay America Inc. common shareholders	$78,847	$69,932	$8,915	12.7%

________________________

(1)
Noncontrolling interests in Extended Stay America, Inc. include approximately 43% and 44% of ESH REIT’s common equity as of December 31, 2017 and 2016, respectively, and 125 shares of ESH REIT preferred stock.

The following table presents key operating metrics, including occupancy, ADR, RevPAR, hotel inventory and renovation displacement data for our owned hotels for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016		Change
Number of hotels (as of December 31)	624	629		(5)
Number of rooms (as of December 31)	68,620	69,383		(763)
Occupancy	74.5%	74.1%		40 bps
ADR	$67.19	$66.43		1.1%
RevPAR	$50.09	$49.23		1.7%
Hotel Inventory (as of December 31):
Renovated Extended Stay America	624	584	(1)	40
Unrenovated Extended Stay America and other	—	45		(45)
Total number of hotels	624	629		(5)
Renovation Displacement Data (in thousands, except percentages):
Total available room nights	25,170	25,399		(229)
Room nights displaced from renovation	101	328		(227)
% of available room nights displaced	0.4%	1.3%		(90) bps
________________________

(1)	Includes three Extended Stay Canada-branded hotels that were sold in 2017.

Room revenues. Room revenues increased by $10.0 million, or 0.8%, to $1,260.9 million for the year ended December 31, 2017 compared to $1,250.9 million for the year ended December 31, 2016. The increase in room revenues was due to a 40 bps increase in occupancy and a 1.1% increase in ADR, resulting in a 1.7% increase in RevPAR. These increases were a result of an increase in shorter-stay business and leisure guests, the collective impact of our previous cyclical hotel renovation program and focus on service excellence. This increase was partially offset by the sale of five hotels during the year ended December 31, 2017.
Other hotel revenues. Other hotel revenues increased by $2.1 million, or 10.8%, to $21.9 million for the year ended December 31, 2017 compared to $19.7 million for the year ended December 31, 2016. This increase was due to an increase in guest purchased WiFi upgrades, parking revenues and other fees.
Hotel operating expenses. Hotel operating expenses increased by $4.8 million, or 0.8%, to $585.5 million for the year ended December 31, 2017 compared to $580.8 million for the year ended December 31, 2016. The increase in hotel operating expenses was due to increases in personnel expense of $4.9 million, real estate tax expense of $4.4 million and credit card disputes of $1.8 million. These increases were partially offset by decreases in loss on disposal of assets of $2.1 million, utilities expense of $1.8 million, amenity costs of $1.5 million and repairs and maintenance expense of $1.3 million.
General and administrative expenses. General and administrative expenses decreased by $3.4 million, or 3.5%, to $94.7 million for the year ended December 31, 2017 compared to $98.0 million for the year ended December 31, 2016. This decrease was driven by a decrease in corporate personnel expense of $3.2 million, primarily related to a decrease in equity-based compensation expense as a result of the forfeiture of awards in December 2017. The decrease was partially offset by an increase in other consulting and professional fees of $0.2 million.
Depreciation and amortization. Depreciation and amortization increased by $7.9 million, or 3.6%, to $229.2 million for the year ended December 31, 2017 compared to $221.3 million for the year ended December 31, 2016, due to an increase in investment in hotel assets.
Impairment of long-lived assets. During the year ended December 31, 2017, we recognized impairment charges of $25.2 million related to property and equipment, $12.4 million of which related to our three Canadian hotels sold in May 2017. The remainder of the 2017 impairment charges related to six hotel properties. Impairment charges of $9.8 million were recognized during the year ended December 31, 2016 related to three hotels. The estimation and evaluation of future cash flows, which is a key factor in determining the amount and/or timing of impairment charges, in particular the holding period for real estate assets and asset composition and/or concentration within real estate portfolios, relies on judgments and assumptions regarding holding period, current and future operating and economic performance, and current and future market conditions. It is possible that such judgments and/or estimates will change; if this occurs, we may recognize additional impairment charges reflecting either changes in estimate, circumstance or the estimated market value of our assets.
Gain on sale of hotel properties. During the year ended December 31, 2017, we recognized a gain on sale of two hotel properties of $11.9 million. This gain was partially offset by a loss of $1.9 million related to the sale of three Extended Stay Canada-branded hotels. We recorded impairment charges totaling $12.4 million on three of the five sold hotels during the year ended December 31, 2017. No hotel properties were sold during the year ended December 31, 2016.

Other income. During the year ended December 31, 2017, we recognized other income of $3.0 million, which consisted of the settlement of a lawsuit, the receipt of funds related to temporary easements at several of our hotel properties and certain fees related to our previously owned Canadian hotels.
Other-non operating income. During the year ended December 31, 2017, we recognized a foreign currency transaction gain of $0.7 million, partially offset by a loss related to our interest rate swap of $0.3 million. During the year ended December 31, 2016, we recognized a foreign currency transaction gain of $1.6 million.
Interest expense, net. Excluding debt modification costs of $2.4 million incurred during the year ended December 31, 2017, related to the repricing of ESH REIT’s senior secured term loan facility, and excluding debt extinguishment costs of $26.2 million incurred during the year ended December 31, 2016, related to the full repayment of the balance outstanding under ESH REIT’s previous term loan facility and the full repayment of ESH REIT’s previous mortgage loan, net interest expense decreased $10.9 million, or 7.9%, to $127.4 million for the year ended December 31, 2017 compared to $138.3 million for the year ended December 31, 2016. The Company’s weighted average interest rate decreased to 4.5% as of December 31, 2017 compared to 4.6% as of December 31, 2016. The Company’s total debt outstanding decreased to $2.5 billion, net of unamortized deferred financing costs and debt discounts, as of December 31, 2017, compared to $2.6 billion, net of unamortized deferred financing costs and debt discounts, as of December 31, 2016.

Income tax expense. Our effective income tax rate increased to 25.7% for the year ended December 31, 2017 compared to 17.4% for the year ended December 31, 2016. The Company’s effective tax rate is lower than the federal statutory rate of 35% due to ESH REIT’s status as a REIT under the provisions of the Code. The increase in our effective tax rate for the year ended December 31, 2017, is due to the impact of the TCJA, which was signed into law in December 2017 and caused additional deferred tax expense of $4.1 million in 2017, as well as benefits recognized in 2016 of $(1.7) million related to a change in ESH REIT’s distribution policy and $(9.4) million related to the reversal of a net deferred tax liability associated with the Corporation’s anticipated receipt of future ESH REIT nontaxable distributions. In 2017, the Company disposed of substantially all of its Canadian assets, incurring additional current tax expense on the Canadian gain realized upon disposition of these assets. ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status while retaining sufficient capital for its ongoing needs. ESH REIT will incur federal and state income tax at statutory rates on its taxable income not distributed.
Net income attributable to noncontrolling interests. Third party equity interests in the Company consist of the outstanding shares of the Class B common stock of ESH REIT, which represented approximately 43% and 44% of ESH REIT’s total common equity as of December 31, 2017 and 2016, respectively.
Results of Operations—ESH REIT
ESH REIT’s sole source of revenues is lease rental revenues. The initial lease term of the operating leases expired in October 2018. In connection with the five-year renewal of the lease agreements, amended and restated leases were executed effective November 1, 2018. At such time, minimum and percentage rents were adjusted to reflect then-current market terms. Hotel operating expenses reflect only those hotel operating expenses incurred directly related to hotel ownership. Administrative service costs reimbursed to the Corporation are included as a component of general and administrative expenses.
Comparison of Years Ended December 31, 2018 and December 31, 2017
As of December 31, 2017, ESH REIT owned and leased 624 hotels, consisting of approximately 68,600 rooms. As of December 31, 2018, ESH REIT owned and leased 554 hotels, consisting of approximately 61,500 rooms. See Note 4 to the consolidated financial statements of ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K.
The following table presents ESH REIT’s results of operations for the years ended December 31, 2018 and 2017, including the amount and percentage change in these results between the periods (in thousands):

	Year Ended December31,
	2018	2017	Change ($)	Change (%)
Revenues - Rental revenues from Extended Stay America, Inc.	$667,428	$683,500	$(16,072)	(2.4)%
Operating expenses:
Hotel operating expenses	85,089	90,495	(5,406)	(6.0)%
General and administrative expenses	15,245	14,801	444	3.0%
Depreciation and amortization	207,313	225,484	(18,171)	(8.1)%
Impairment of long lived assets	—	15,046	(15,046)	n/a
Total operating expenses	307,647	345,826	(38,179)	(11.0)%
(Loss) gain on sale of hotel properties, net	(5,624)	8,562	(14,186)	(165.7)%
Other income	645	673	(28)	(4.2)%
Income from operations	354,802	346,909	7,893	2.3%
Other non-operating income	(869)	(227)	(642)	282.8%
Interest expense, net	124,745	130,923	(6,178)	(4.7)%
Income before income tax expense	230,926	216,213	14,713	6.8%
Income tax expense	797	1,229	(432)	(35.2)%
Net income	$230,129	$214,984	$15,145	7.0%
Rental revenues from Extended Stay America, Inc. Rental revenues decreased by $16.1 million, or 2.4%, to $667.4 million for the year ended December 31, 2018 compared to $683.5 million for the year ended December 31, 2017. The decrease in rental revenues was primarily due a decrease in minimum rents related to the sale of 72 hotels during the year ended December 31, 2018. Additionally, percentage rental revenues decreased by $5.1 million to $217.2 million during the year ended December 31, 2018 from $222.3 million during the year ended December 31, 2017, also due to the sale of hotel properties.
Hotel operating expenses. Hotel operating expenses decreased by $5.4 million, or 6.0%, to $85.1 million for the year ended December 31, 2018 compared to $90.5 million for the year ended December 31, 2017. This decrease was primarily a result of the sale of 72 hotel properties during the year ended December 31, 2018, as well as a decrease in loss on disposal of assets of $5.2 million, mainly due to the completion of ESH REIT’s previous cyclical hotel renovation program during the second quarter of 2017.
General and administrative expenses. General and administrative expenses increased by $0.4 million, or 3.0%, to $15.2 million for the year ended December 31, 2018 compared to $14.8 million for the year ended December 31, 2017. The increase was due to a $1.3 million increase in reimbursable costs paid to ESA Management for administrative services performed on ESH REIT’s behalf, partially offset by a decrease in professional fees of $1.2 million.
Depreciation. Depreciation decreased by $18.2 million, or 8.1%, to $207.3 million for the year ended December 31, 2018 compared to $225.5 million for the year ended December 31, 2017, due to recent hotel dispositions and a decrease in capital expenditures.
Impairment of long-lived assets. During the year ended December 31, 2017, ESH REIT recognized impairment charges of $15.0 million related to its three Canadian hotels that were sold in May 2017. No impairment charges were recognized during the year ended December 31, 2018. The estimation and evaluation of future cash flows, which is a key factor in determining the amount and/or timing of impairment charges, in particular the holding period for real estate assets and asset composition and/or concentration within real estate portfolios, relies on judgments and assumptions regarding holding period, current and future operating and economic performance, and current and future market conditions. It is possible that such judgments and/or estimates will change; if this occurs, ESH REIT may recognize additional impairment charges reflecting either changes in estimate, circumstance or the estimated market value of our assets.
(Loss) gain on sale of hotel properties. During the year ended December 31, 2018, ESH REIT recognized a loss of $5.6 million related to the sale of 72 hotels. During the year ended December 31, 2017, ESH REIT recognized a gain of $11.8 million related to the sale of one hotel, partially offset by a loss of $3.3 million related to the sale of four hotels, including its three Canadian hotels.
Other income. During the year ended December 31, 2018, ESH REIT recognized other income of $0.6 million, which consisted mainly of funds related to temporary easements at two hotels. During the year ended December 31, 2017, we recognized other income of $0.7 million, which primarily consisted of funds related to temporary easements.
Other-non operating income. During the year ended December 31, 2018, ESH REIT recognized other non-operating income of $1.2 million, partially offset by a foreign currency transaction loss of $0.3 million. During the year ended December 31, 2017, ESH REIT recognized a foreign currency transaction gain of $0.5 million, partially offset by non-cash charges related to its interest rate swap of $0.3 million.
Interest expense, net. Net interest expense decreased $6.2 million, or 4.7%, to $124.7 million for the year ended December 31, 2018 compared to $130.9 million for the year ended December 31, 2017. This decrease was primarily the result of an increase in interest earned on money market investments of $1.8 million. ESH REIT’s weighted average interest rate increased to 4.7% as of December 31, 2018 compared to 4.5% as of December 31, 2017. ESH REIT’s total debt outstanding decreased to $2.4 billion, net of unamortized deferred financing costs and debt discounts, as of December 31, 2018, compared to $2.5 billion, net of unamortized deferred financing costs and debt discounts, as of December 31, 2017.
Income tax expense. ESH REIT’s effective income tax rate decreased to 0.3% for the year ended December 31, 2018 compared to 0.6% for the year ended December 31, 2017. ESH REIT’s effective tax rate differs from the federal statutory rate of 21% primarily due to ESH REIT’s status as a REIT under the provisions of the Code. This decrease is primarily due to the fact that ESH REIT is no longer subject to Canadian tax, as it sold all of its Canadian assets in 2017. ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status while retaining sufficient capital for its ongoing needs. ESH REIT will incur federal and state income tax at statutory rates on its taxable income not distributed.

Comparison of Years Ended December 31, 2017 and December 31, 2016
As of December 31, 2016, ESH REIT owned and leased 629 hotels, consisting of approximately 69,400 rooms. As of December 31, 2017, ESH REIT owned and leased 624 hotels, consisting of approximately 68,600 rooms. See Note 4 to the consolidated financial statements of ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K.
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
Rental revenues from Extended Stay America, Inc. Rental revenues decreased by $10.8 million, or 1.6%, to $683.5 million for the year ended December 31, 2017 compared to $694.3 million for the year ended December 31, 2016. The decrease in rental revenues was partly due to a decrease in minimum rents related to the sale of five hotels during the year ended December 31, 2017. Additionally, percentage rental revenues decreased by $6.8 million to $222.3 million during the year ended December 31, 2017 from $229.1 million during the year ended December 31, 2016.
Hotel operating expenses. Hotel operating expenses increased by $1.3 million, or 1.5%, to $90.5 million for the year ended December 31, 2017 compared to $89.2 million for the year ended December 31, 2016. This increase was due to an increase in real estate tax expense of $5.0 million, partially offset by a decrease in loss on disposal of assets of $2.1 million and property insurance claims of $1.1 million.
General and administrative expenses. General and administrative expenses increased by $0.5 million, or 3.8%, to $14.8 million for the year ended December 31, 2017 compared to $14.3 million for the year ended December 31, 2016. The increase was due to an increase in consulting and other professional fees of $0.6 million, partially offset by a decrease in reimbursable costs of $0.3 million to ESA Management for administrative services performed on ESH REIT’s behalf.
Depreciation. Depreciation increased by $9.1 million, or 4.2%, to $225.5 million for the year ended December 31, 2017 compared to $216.4 million for the year ended December 31, 2016, due to an increase in investment in hotel assets.
Impairment of long-lived assets. Asset impairments are recorded as required based on an evaluation of property and equipment and intangible assets for impairment. During the year ended December 31, 2017, ESH REIT recognized impairment charges of $15.0 million related to its three sold Canadian hotels. No impairment charges were recognized during the year ended December 31, 2016.
Gain on sale of hotel properties, net. During the year ended December 31, 2017, ESH REIT recognized a gain of $11.8 million related to the sale of one hotel, partially offset by a loss of $3.3 million related to the sale of four hotels, including three Canadian hotels. No hotel properties were sold during the year ended December 31, 2016.

Other-non operating income. During the year ended December 31, 2017, ESH REIT recognized a non-cash foreign currency transaction gain of $0.5 million, partially offset by non-cash charges related to its interest rate swap of $0.3 million. During the year ended December 31, 2016, ESH REIT recognized a non-cash foreign currency transaction gain of $1.2 million.
Interest expense, net. Excluding debt modification costs of $2.4 million incurred during the year ended December 31, 2017, related to the repricing of ESH REIT’s senior secured term loan facility and excluding debt extinguishment costs of $26.2 million incurred during the year ended December 31, 2016, related to the full repayment of the balance outstanding under ESH REIT’s previous term loan facility and the full repayment of ESH REIT’s previous mortgage loan, net interest expense decreased $8.6 million, or 6.3%, to $128.6 million for the year ended December 31, 2017 compared to $137.2 million for the year ended December 31, 2016. ESH REIT’s weighted average interest rate decreased to 4.5% as of December 31, 2017 compared to 4.6% as of December 31, 2016. ESH REIT’s total debt outstanding decreased to $2.5 billion, net of unamortized deferred financing costs and debt discounts, as of December 31, 2017, compared to $2.6 billion, net of unamortized deferred financing costs and debt discounts, as of December 31, 2016.
Income tax expense. ESH REIT’s effective income tax rate increased to 0.6% for the year ended December 31, 2017 compared to 0.1% for the year ended December 31, 2016. ESH REIT’s effective tax rate is lower than the federal statutory rate of 35% due to its status as a REIT under the provisions of the Code. The increase is due to the sale of Canadian assets during the year ended December 31, 2017, which resulted in a gain and a current Canadian income tax obligation. In addition, during the year ended December 31, 2016, a benefit of $2.4 million was recognized due to the reversal of net deferred tax liabilities related to a change in ESH REIT’s distribution policy.
Non-GAAP Financial Measures
Hotel Operating Profit and Hotel Operating Margin
Hotel Operating Profit and Hotel Operating Margin measure hotel-level operating results prior to certain items, including debt service, income tax expense, impairment charges, depreciation and amortization and general and administrative expenses. The Company believes that Hotel Operating Profit and Hotel Operating Margin are useful measures to investors regarding our operating performance as they help us evaluate aggregate owned hotel-level profitability, specifically owned hotel operating efficiency and effectiveness. Further, these measures allow us to analyze period over period operating margin flow-through, defined as the change in Hotel Operating Profit divided by the change in total room and other hotel revenues.
We define Hotel Operating Profit as net income excluding: (1) income tax expense; (2) net interest expense; (3) other non-operating income; (4) other income; (5) gain on sale of hotel properties; (6) impairment of long-lived assets; (7) depreciation and amortization; (8) general and administrative expenses; (9) loss on disposal of assets; (10) franchise and management fees and (11) other expenses from franchised and managed properties, net of other revenues. We define Hotel Operating Margin as Hotel Operating Profit divided by the sum of room and other hotel revenues. We believe that Hotel Operating Profit and Hotel Operating Margin are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single, consolidated enterprise, which is reflected in the consolidated Company results of operations; therefore, we believe these performance measures are meaningful for the Company only.

The following table provides a reconciliation of Hotel Operating Profit and Hotel Operating Margin for the Company for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income	$211,756	$172,188	$163,352
Income tax expense	42,076	59,514	34,351
Interest expense, net	124,870	129,772	164,537
Other non-operating income	(765)	(399)	(1,576)
Other income	(669)	(2,959)	(25)
Gain on sale of hotel properties	(42,478)	(9,973)	—
Impairment of long-lived assets	43,600	25,169	9,828
Depreciation and amortization	209,329	229,216	221,309
General and administrative expenses	91,094	94,652	98,045
Loss on disposal of assets(1)	3,413	8,607	10,740
Franchise and management fees	(3,310)	—	—
Other expenses from managed and franchised properties, net of other revenues	650	—	—
Hotel Operating Profit	$679,566	$705,787	$700,561

Room revenues	$1,237,311	$1,260,868	$1,250,865
Other hotel revenues	21,871	21,857	19,728
Total room and other hotel revenues	$1,259,182	$1,282,725	$1,270,593

Hotel Operating Margin	54.0%	55.0%	55.1%
________________________

(1)	Included in hotel operating expenses in the consolidated statements of operations.

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

•	(Gain) loss on sale of hotel properties—We exclude the net gain or loss on sale of hotel properties, as we believe it is not reflective of ongoing or future operating performance.

•
Other expenses—We exclude the effect of expenses or income that we do not consider reflective of ongoing or future operating performance, including the following: loss on disposal of assets, non-operating income (expense), including mark-to-market impact of interest rate hedges and foreign currency transaction costs, and certain costs associated with acquisitions, dispositions, capital transactions.

EBITDA and Adjusted EBITDA as presented may not be comparable to similar measures calculated by other companies. This information should not be considered as an alternative to net income of the Company, the Corporation or ESH REIT, or any other measure of the Company, the Corporation or ESH REIT calculated in accordance with U.S. GAAP. Cash expenditures for capital expenditures, interest expense and other items have been and will continue to be incurred and are not reflected in EBITDA or Adjusted EBITDA. Management separately considers the impact of these excluded items to the extent they are material to operating decisions and assessments of operating performance. The Company’s consolidated statements of operations and cash flows include capital expenditures, net interest expense and other excluded items, all of which should be considered when evaluating our performance in addition to our non-GAAP financial measures. EBITDA and Adjusted EBITDA should not solely be considered as measures of our profitability or indicative of funds available to fund our cash needs, including our ability to pay shareholder distributions.
We believe that EBITDA and Adjusted EBITDA are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single, consolidated enterprise, which is reflected in the consolidated Company results of operations; therefore, we believe these performance measures are meaningful for the Company only.
The following table provides a reconciliation of net income to EBITDA and Adjusted EBITDA for the Company for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income	$211,756	$172,188	$163,352
Interest expense, net	124,870	129,772	164,537
Income tax expense	42,076	59,514	34,351
Depreciation and amortization	209,329	229,216	221,309
EBITDA	588,031	590,690	583,549
Equity-based compensation	7,724	7,552	12,000
Impairment of long-lived assets	43,600	25,169	9,828
Gain on sale of hotel properties	(42,478)	(9,973)	—
Other expense(1)	2,860	9,467	10,281
Adjusted EBITDA	$599,737	$622,905	$615,658
________________________

(1)
Includes loss on disposal of assets, non-operating income (expense), including mark-to-market impact of interest rate hedges and foreign currency transaction costs, and certain costs associated with acquisitions, dispositions and capital transactions. Loss on disposal of assets totaled $3.4 million, $8.6 million and $10.7 million, respectively.

FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share
FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share are metrics used by management to assess our operating performance and profitability and to facilitate comparisons between us and other hotel and/or real estate companies that include a REIT as part of their legal entity structure. Funds from Operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (computed in accordance with U.S. GAAP), excluding gains from sales of real estate, impairment charges, the cumulative effect of changes in accounting principle, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures following the same approach. FFO is a commonly used measure among other hotel and/or real estate companies that include a REIT as a part of their legal entity structure. Since real estate depreciation and amortization, impairment of long-lived assets and gains from sales of hotel properties are dependent upon historical cost of the real estate asset bases and generally not reflective of ongoing operating performance or earnings capability, the Company believes FFO is useful to investors as it provides a meaningful comparison of our performance between periods and between us and other companies and/or REITs.

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
The Company adjusts FFO for the following items, net of tax, that are not addressed in NAREIT’s definition of FFO, and refers to this measure as Adjusted FFO:

•
Debt modification and extinguishment costs — We exclude charges related to the write-off of unamortized deferred financing costs, prepayment penalties and other costs associated with the modification and/or extinguishment of debt as we believe they are not reflective of our ongoing or future operating performance.

•
Other (income) expense—We exclude the effect of expenses or income that we do not consider reflective of ongoing or future operating performance, including the following: mark-to-market impact of interest rate hedges and certain other non-operating income.

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
FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share as presented may not be comparable to similar measures calculated by other REITs or real estate companies that include a REIT as part of their legal entity structure. In particular, due to the fact that we present these measures for the Company on a consolidated basis (i.e., including the impact of franchise fees, management fees and income taxes), FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share, may be of limited use to investors comparing our results only to REITs. This information should not be considered as an alternative to net income of the Company, the Corporation or ESH REIT, net income per share of common stock of the Corporation, net income per share of Class A or Class B common stock of ESH REIT or any other measure of the Company, the Corporation or ESH REIT calculated in accordance with U.S. GAAP. Real estate related depreciation and amortization expense will continue to be incurred and is not reflected in FFO, Adjusted FFO or Adjusted FFO per diluted Paired Share. Additionally, impairment charges, gains or losses on sales of hotel properties and other charges or income incurred in accordance with U.S. GAAP may occur and are not reflected in FFO, Adjusted FFO or Adjusted FFO per diluted Paired Share. Management separately considers the impact of these excluded items to the extent they are material to operating decisions and assessments of operating performance. The Company’s consolidated statements of operations include these items, all of which should be considered when evaluating our performance, in addition to our non-GAAP financial measures.
We believe that FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single, consolidated enterprise, which is reflected in the consolidated Company results of operations; therefore, we believe these performance measures are most useful for the consolidated Company only.

The following table provides a reconciliation of net income attributable to Extended Stay America, Inc. common shareholders to FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share for the Company for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per Paired Share data):

	Year Ended December 31,
	2018	2017	2016
Net income per Extended Stay America, Inc. common share - diluted	$0.59	$0.41	$0.35

Net income attributable to Extended Stay America, Inc. common shareholders	$112,864	$78,847	$69,932
Noncontrolling interests attributable to Class B common shares of ESH REIT	98,876	93,325	93,404
Real estate depreciation and amortization	204,095	224,559	216,950
Impairment of long-lived assets	43,600	25,169	9,828
Gain on sale of hotel properties	(42,478)	(9,973)	—
Tax effect of adjustments to net income attributable to Extended Stay America, Inc. common shareholders	(34,517)	(56,883)	(50,728)
FFO	382,440	355,044	339,386
Debt modification and extinguishment costs	1,621	2,351	26,233
Other (income) expense(1)	(1,208)	314	—
Tax effect of adjustments to FFO	(70)	(639)	(6,286)
Adjusted FFO	$382,783	$357,070	$359,333
Adjusted FFO per Paired Share - diluted	$2.02	$1.84	$1.79
Weighted Average Paired Shares outstanding - diluted	189,821	193,670	200,736
________________________

(1)	Includes mark-to-market impact of interest rate hedges and certain other non-operating income.
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
Paired Share Income is defined as the sum of net income attributable to Extended Stay America, Inc. common shareholders and noncontrolling interests attributable to Class B common shares of ESH REIT. Adjusted Paired Share Income is defined as Paired Share Income adjusted for items that, net of income taxes, we believe are not reflective of ongoing or future operating performance. We adjust Paired Share Income for the following items, net of income taxes, where applicable for each period presented, and refer to this measure as Adjusted Paired Share Income: debt modification and extinguishment costs, impairment of long-lived assets, gain on sale of hotel properties and other expenses such as loss on disposal of assets, non-operating income (expense), including mark-to-market impact of interest rate hedges and foreign currency transaction costs, and certain costs associated with acquisitions, dispositions and capital transactions. With the exception of equity-based compensation, an ongoing charge, and debt modification and extinguishment costs, these adjustments (other than the effect of income taxes) are the same as those used in the reconciliation of net income calculated in accordance with U.S. GAAP to EBITDA and Adjusted EBITDA.
Adjusted Paired Share Income per diluted Paired Share is defined as Adjusted Paired Share Income divided by the number of Paired Shares outstanding on a diluted basis. Until such time as the number of outstanding common shares of the Corporation and Class B common shares of ESH REIT differ, we believe Adjusted Paired Share Income per diluted Paired Share is useful to investors, as it represents one measure of the economic risks and rewards related to an investment in our Paired Shares. We believe that Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share provide meaningful indicators of the Company’s operating performance in addition to separate and/or individual analyses of net income attributable to common shareholders of the Corporation and net income attributable to Class B common shareholders of ESH REIT, each of which is impacted by specific U.S. GAAP requirements, including the recognition of contingent lease rental revenues and the recognition of lease rental revenues on a straight-line basis, and may not reflect how cash flows and/or earnings are generated on an individual entity or a total enterprise basis. Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share should not be considered as an alternative to net income of the Company, the Corporation, or ESH REIT, net income per share of common stock of the Corporation, net income per share of Class A or Class B common stock of ESH REIT or any other measure of the Company, the Corporation or ESH REIT calculated in accordance with U.S. GAAP.
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
The following table provides a reconciliation of net income attributable to Extended Stay America, Inc. common shareholders to Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per Paired Share data):

	Year Ended December 31,
	2018	2017	2016
Net income per Extended Stay America, Inc. common share - diluted	$0.59	$0.41	$0.35

Net income attributable to Extended Stay America, Inc. common shareholders	$112,864	$78,847	$69,932
Noncontrolling interests attributable to Class B common shares of ESH REIT	98,876	93,325	93,404
Paired Share Income	211,740	172,172	163,336
Debt modification and extinguishment costs	1,621	2,351	26,233
Impairment of long-lived assets	43,600	25,169	9,828
Gain on sale of hotel properties	(42,478)	(9,973)	—
Other expense(1)	2,860	9,467	10,281
Tax effect of adjustments to Paired Share Income	(937)	(6,241)	(10,671)
Adjusted Paired Share Income	$216,406	$192,945	$199,007
Adjusted Paired Share Income per Paired Share – diluted	$1.14	$1.00	$0.99
Weighted average Paired Shares outstanding – diluted	189,821	193,670	200,736
________________________

(1)
Includes loss on disposal of assets, non-operating income (expense), including mark-to-market impact of interest rate hedges and foreign currency transaction costs, and certain costs associated with acquisitions, dispositions and capital transactions. Loss on disposal of assets totaled $3.4 million, $8.6 million and $10.7 million, respectively.

Inflation
We do not believe that inflation had a material effect on our business during the years ended December 31, 2018, 2017 or 2016. Although we believe that increases in the rate of inflation will generally result in comparable increases in hotel room rates, severe inflation could contribute to a slowing of the national economy. Such a slowdown could result in a reduction in room rates and fewer room reservations, negatively impacting our results of operations.
Liquidity and Capital Resources
Company Overview
On a consolidated basis, we have historically generated significant cash flow from operations and have financed our ongoing business, including execution of our strategic objectives, primarily with existing cash, cash flow generated from operations, borrowings under our revolving credit facilities, as needed, and in certain instances, proceeds from asset dispositions. We generated cash flow from operations of $449.9 million for the year ended December 31, 2018.
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
Long-term liquidity requirements consist of funds necessary to (i) complete future hotel renovations, (ii) repurpose and/or rebuild certain existing hotels, (iii) construct new Extended Stay America-branded hotels, (iv) acquire additional hotel properties and/or other lodging companies, (v) execute our other growth and strategic initiatives, (vi) pay distributions and (vii) refinance (including prior to or in connection with debt maturity payments) the 2016 Term Facility and the 2025 Notes maturing in August 2023 and May 2025, respectively. See Note 7 to the consolidated financial statements of Extended Stay America, Inc. and Note 6 to the consolidated financial statements of ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K, for additional detail related to our debt obligations.
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
The Company had unrestricted cash and cash equivalents of $287.5 million at December 31, 2018. Based upon the current level of operations, management believes that our cash flow from operations, together with our cash balances and available borrowings under our revolving credit facilities, will be adequate to meet our anticipated funding requirements and business objectives for the foreseeable future. We regularly review our capital structure and at any time may refinance or repay existing indebtedness, incur new indebtedness or purchase debt or equity securities.
In May 2018, ESH REIT entered into a third amendment to the ESH REIT 2016 Term Facility, as amended, with the lenders thereunder (such amendment, the “Third Repricing Amendment”). The Third Repricing Amendment had the following impact on the ESH REIT 2016 Term Facility: (i) decreased the interest rate spread on term loans based on LIBOR rate from (a) 2.00% to 1.75% for any period during which ESH REIT maintains a public corporate family rating better than or equal to BB- (with a stable or better outlook) from S&P and Ba3 (with a stable or better outlook) from Moody’s (a “Level 1 Period”), and (b) 2.25% to 2.00% for any period other than a Level 1 Period, and (ii) decreased the interest rate spread on base rate term loans from (a) 1.00% to 0.75% during a Level 1 Period, and (b) 1.25% to 1.00% for any period other than a Level 1 Period. See Note 7 to the consolidated financial statements of Extended Stay America, Inc., included in Item 8 of this combined annual report on Form 10-K, for additional detail on the 2016 Term Facility.
In August 2016, ESH REIT entered into a credit agreement providing for senior secured credit facilities (collectively, the “2016 ESH REIT Credit Facilities”) consisting of a $1,300.0 million senior secured term loan facility (the “2016 Term
Facility”) and a $350 million senior secured revolving credit facility (the “2016 ESH REIT Revolving Credit Facility”). ESH
REIT borrowed $1,300.0 million at 99.5% of par value under the 2016 Term Facility and $50.0 million under the 2016 ESH
REIT Revolving Credit Facility upon closing. Also in August 2016, the Corporation and ESH REIT entered into an agreement providing for an unsecured intercompany credit facility (the “Unsecured Intercompany Facility”), under which ESH REIT borrowed $75.0 million from the Corporation upon closing of the facility. ESH REIT used the proceeds from the 2016 Term Facility, the 2016 ESH REIT Revolving Credit Facility and the Unsecured Intercompany Facility, together with cash on hand, to fully repay the outstanding balance under ESH REIT’s previous mortgage loan. As of December 31, 2018, ESH REIT had repaid $163.4 million of the outstanding balance on the 2016 Term Facility and had repaid the full balance outstanding on both the Unsecured Intercompany Facility and the 2016 ESH REIT Revolving Credit Facility. For a description of the 2016 ESH

REIT Credit Facilities, the Unsecured Intercompany Facility and the Corporation revolving credit facility, see Note 7 to the consolidated financial statements of Extended Stay America, Inc. and Note 6 to the consolidated financial statements of ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K.
In March 2016, ESH REIT issued $800.0 million of additional 2025 Notes at 98.5% par value. ESH REIT received net proceeds of $772.8 million which, together with cash on hand, were used to fully repay the balance outstanding under its previous term loan facility and repay a portion of the outstanding balance under its previous mortgage loan. For a description of the 2025 Notes, see Note 7 to the consolidated financial statements of Extended Stay America, Inc. and Note 6 to the consolidated financial statements of ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K.
In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program. As a result of several increases in authorized amounts and program extensions, the Paired Share repurchase program currently authorizes the Corporation and ESH REIT to purchase up to $400 million in Paired Shares through December 31, 2019. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of December 31, 2018, the Corporation and ESH REIT repurchased and retired their respective portion of 17.3 million Paired Shares for $287.6 million. As of February 22, 2019, $112.5 million is remaining under the Paired Share repurchase program.
Distributions. On February 27, 2019, the Board of Directors of ESH REIT declared a cash distribution of $0.15 per Class A and Class B common share for the fourth quarter of 2018. Additionally, the Board of Directors of the Corporation declared a cash distribution of $0.07 per common share for the fourth quarter of 2018. These distributions, which total $0.22 per Paired Share, will be payable on March 28, 2019 to shareholders of record as of March 14, 2019.
The following table outlines distributions declared or paid during the years ended December 31, 2018, 2017 and 2016:

	Declaration Date	Record Date	Date Paid	ESH REIT Distribution	Corporation Distribution	Total Distribution
2018
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

In the future, we intend to maintain or increase our current distribution of $0.22 per Paired Share per quarter unless our consolidated results of operations, net income, Adjusted EBITDA, liquidity, cash flows, financial condition or prospects, economic conditions or other factors, including future capital expenditures and asset dispositions, differ materially from our current assumptions. We intend to make a significant portion of our expected total annual distributions in respect of the Class B common stock of ESH REIT. In the event distributions in respect of the Class B common stock of ESH REIT are not sufficient to meet our expected Paired Share distributions and/or additional tax efficiency opportunities exist, the expected Paired Share distributions may include, as they have in prior periods, distributions in respect of the common stock of the Corporation using funds distributed to the Corporation in respect of the Class A common stock of ESH REIT, after allowance for tax, if any, on those funds. For the year ended December 31, 2018, the Corporation’s common distributions were classified as 100% qualified dividends and ESH REIT’s distributions per Class A and Class B common shares were classified as 100% ordinary income. See

“Item 5—Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distribution Policies” in Item 5 of this combined annual report on Form 10-K for a description of our distribution policies.

The Corporation
The Corporation’s primary source of liquidity is distribution income it receives in respect of its ownership of 100% of the Class A common stock of ESH REIT, which as of December 31, 2018, represents approximately 57% of outstanding common stock of ESH REIT. Other sources of liquidity include income from the operations of the Operating Lessees, ESA Management, ESH Strategies and ESH Strategies Franchise.
In August 2016, the Corporation and ESH REIT entered into an unsecured intercompany credit facility (the “Unsecured Intercompany Facility”). As of December 31, 2018, the outstanding balance under the Unsecured Intercompany Facility was $0. Subject to certain conditions, the Corporation may loan to ESH REIT up to the greater of $300.0 million and an amount based on ESH REIT’s Loan-to-Value Ratio under the Unsecured Intercompany Facility. See Note 7 to the consolidated financial statements of Extended Stay America, Inc., included in Item 8 of this combined annual report on Form 10-K, for additional detail on the Unsecured Intercompany Facility.

The Corporation’s current liquidity requirements consist primarily of funds necessary to pay for or fund (i) hotel operating expenses, (ii) general and administrative expenses, (iii) interest expense on its outstanding mandatorily redeemable voting preferred stock, (iv) income taxes, (v) investments in its franchise, management and other fee programs, (vi) Paired Share repurchases, and (vii) Corporation distributions. The Corporation expects to fund its current liquidity requirements from a combination of cash on hand, cash flow generated from operations (including distribution income it receives in respect of its ownership of 100% of the Class A common stock of ESH REIT) and borrowings under its revolving credit facility, as needed. The Corporation’s long-term liquidity requirements will also include the repayment of any outstanding amounts under its revolving credit facility and the repayment of its 8% mandatorily redeemable voting preferred stock outstanding, the total par value of which is $7.1 million, in November 2020. On or after November 15, 2018, holders of the mandatorily redeemable voting preferred stock have the right to require the Corporation to redeem in cash the mandatorily redeemable voting preferred stock at $1,000 per share plus any accumulated unpaid dividends. See Note 7 to the consolidated financial statements of Extended Stay America, Inc., included in Item 8 of this combined annual report on Form 10-K, for additional detail on the Corporation’s debt obligations.
The Corporation is expected to continue to pay distributions on its common stock to meet a portion of our expected distribution rate on our Paired Shares. The Corporation’s ability to pay distributions is dependent upon its results of operations, net income, liquidity, cash flows, financial condition or prospects, economic conditions, the ability to effectively execute certain tax planning strategies, compliance with applicable law, the receipt of distributions from ESH REIT in respect of the Class A common stock, level of indebtedness, capital requirements, contractual restrictions, restrictions in any existing and future debt agreements of the Corporation and ESH REIT and other factors. The payment of distributions in the future will be at the discretion of the Corporation’s Board of Directors.
From time to time, the Corporation may return additional cash to ESH REIT in order for ESH REIT to pay for or fund (i) its current and long-term liquidity requirements, (ii) capital expenditures (see “—Liquidity and Capital Resources - ESH REIT”), (iii) outstanding debt obligations or (iv) for other corporate purposes. The Corporation may transfer cash to ESH REIT through the purchase of additional shares of Class A common stock, which would increase its ownership of ESH REIT and reduce the Company’s overall tax efficiency. Additionally, the Corporation may loan funds to ESH REIT under the Unsecured Intercompany Facility or an additional intercompany facility, subject to the conditions contained in the 2016 ESH REIT Credit Facilities, the 2025 Notes and the Unsecured Intercompany Facility. See Note 7 to the consolidated financial statements of Extended Stay America, Inc., included in Item 8 of this combined annual report on Form 10-K.
Based upon the current level of operations, management believes that the Corporation’s cash position, cash flow generated from operations and available borrowings under its revolving credit facility, as needed, will be adequate to meet all of the Corporation’s funding requirements and business objectives for the foreseeable future.
ESH REIT
ESH REIT’s primary source of liquidity is rental revenues derived from leases. The initial lease term of the operating leases expired in October 2018. In connection with the five-year renewal of the lease agreements, amended and restated leases were executed effective November 1, 2018. At such time, minimum and percentage rents were adjusted to reflect then-current market terms. ESH REIT’s current liquidity requirements include funds necessary to pay (i) fixed costs associated with ownership of hotel properties, including interest expense, (ii) scheduled principal payments on its outstanding indebtedness, including the repayment of outstanding amounts, if any, under the 2016 ESH REIT Credit Facilities and the Unsecured Intercompany Facility, (iii) real estate tax expense, (iv) property insurance expense, (v) general and administrative expense, including administrative service costs reimbursed to the Corporation, (vi) capital expenditures, including those capital expenditures incurred to perform hotel renovations, repurpose and/or rebuild certain hotels, construct new hotels and acquire additional hotel properties and/or other lodging companies, (vii) Paired Share repurchases and (viii) the payment of distributions.
ESH REIT’s long-term liquidity requirements include funds necessary to (i) complete future hotel renovations, (ii) repurpose and/or rebuild certain of ESH REIT’s existing hotel properties, (iii) build new Extended Stay America-branded owned hotels, (iv) acquire additional hotel properties and/or other lodging companies, (v) pay distributions and (vi) refinance (including prior to or in connection with debt maturity payments) the 2016 Term Facility and the 2025 Notes maturing in August 2023 and May 2025, respectively. See Note 6 to the consolidated financial statements of ESH Hospitality, Inc. in Item 8 of this combined annual report on Form 10-K for additional detail on ESH REIT’s debt obligations.
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
Due to REIT distribution requirements, ESH REIT has historically not accumulated significant amounts of cash. As a result and as discussed above, we expect that ESH REIT will need to refinance all or a portion of its outstanding debt, including the 2016 ESH REIT Credit Facilities and the 2025 Notes, on or before maturity. See Note 6 to the consolidated financial statements of ESH Hospitality, Inc. in Item 8 of this combined annual report on Form 10-K for additional detail on ESH REIT’s debt obligations. We cannot assure you that ESH REIT will be able to refinance any of its debt on attractive terms at or before maturity, on commercially reasonable terms or at all.
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
Comparison of Years Ended December 31, 2018 and December 31, 2017
We had total cash, cash equivalents and restricted cash of $303.3 million and $151.0 million at December 31, 2018 and 2017, respectively. The following table summarizes the changes in our cash, cash equivalents and restricted cash as a result of operating, investing and financing activities for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017	Change ($)
Cash provided by (used in):
Operating activities	$449,850	$446,520	$3,330
Investing activities	106,276	(99,140)	205,416
Financing activities	(403,607)	(302,471)	(101,136)
Effects of changes in exchange rate on cash, cash equivalents and restricted cash	(157)	293	(450)
Net increase in cash, cash equivalents and restricted cash	$152,362	$45,202	$107,160

Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled $449.9 million for the year ended December 31, 2018 compared to $446.5 million for the year ended December 31, 2017, an increase of $3.3 million. Cash flows provided by operating activities increased for the year ended December 31, 2018 due to a decrease in income tax payments of $17.1 million and interest payments of $5.4 million, as well as an increase in cash flows provided by franchise and management fees. This increase was partially offset by a decrease in hotel operating cash flow as a result of asset dispositions in 2018.
Cash Flows provided by (used in) Investing Activities
Cash flows provided by investing activities totaled $106.3 million for the year ended December 31, 2018 compared to cash flows used in investing activities of $99.1 million for the year ended December 31, 2017, an increase of $205.4 million. Cash flows provided by investing activities increased primarily due to a $245.1 million increase in proceeds received from the sale of hotel properties during the year ended December 31, 2018 compared with the year ended December 31, 2017. This increase was partially offset by the acquisition of an operating hotel during the year ended December 31, 2018 and an increase in the Company’s investment in property and equipment, including hotel development in process, of $27.1 million.
Cash Flows used in Financing Activities
Cash flows used in financing activities totaled $403.6 million for the year ended December 31, 2018 compared to $302.5 million for the year ended December 31, 2017, an increase of $101.1 million. Cash flows used in financing activities increased mainly due to an increase in net debt repayments of $86.0 million, an increase in Paired Share repurchases of $23.1 million and an increase in Paired Share distributions of $6.8 million. These increases were partially offset by a $14.1 million decrease in the cash used for the repurchase of Corporation mandatorily redeemable preferred stock.

Comparison of Years Ended December 31, 2017 and December 31, 2016
We had cash, cash equivalents and restricted cash of $151.0 million and $105.8 million at December 31, 2017 and 2016, respectively. The following table summarizes the changes in our cash, cash equivalents and restricted cash as a result of operating, investing and financing activities for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016	Change ($)
Cash provided by (used in):
Operating activities	$446,520	$422,404	$24,116
Investing activities	(99,140)	(222,266)	123,126
Financing activities	(302,471)	(551,945)	249,474
Effects of changes in exchange rate on cash, cash equivalents and restricted cash	293	(76)	369
Net increase (decrease) in cash, cash equivalents and restricted cash	$45,202	$(351,883)	$397,085
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled $446.5 million for the year ended December 31, 2017 compared to $422.4 million for the year ended December 31, 2016, an increase of $24.1 million. Cash flows provided by operating activities increased for the year ended December 31, 2017 due to additional cash generated from improved operating performance, specifically a 1.7% increase in RevPAR, as well as a decrease in income tax payments of $23.2 million, partially offset by an increase in cash payments for interest of $6.4 million.
Cash Flows used in Investing Activities
Cash flows used in investing activities totaled $99.1 million for the year ended December 31, 2017 compared to $222.3 million for the year ended December 31, 2016, a decrease of $123.1 million. Cash flows used in investing activities decreased due to a decrease in the Company’s investment in property and equipment of $58.9 million as a result of the completion of our prior cyclical hotel renovation program during 2017. Additionally, we received proceeds of $63.9 million related to the sale of four hotels during the year ended December 31, 2017.
Cash Flows used in Financing Activities
Cash flows used in financing activities totaled $302.5 million for the year ended December 31, 2017 compared to $551.9 million for the year ended December 31, 2016, a decrease of $249.5 million. Cash flows used in financing activities decreased mainly due to a decrease in net debt repayments of $144.4 million, including payment of deferred financing costs, a decrease in Paired Share repurchases of $77.6 million, as well as a decrease in Paired Share distributions of $41.2 million as a result of a special distribution paid in January 2016. These decreases in cash used in financing activities were partially offset by a $14.1 million increase in cash used for the repurchase of Corporation mandatorily redeemable preferred stock in 2017.

Sources and Uses of Cash – ESH REIT
The following cash flow tables and comparisons are provided for ESH REIT:
Comparison of Years Ended December 31, 2018 and December 31, 2017
ESH REIT had cash, cash equivalents and restricted cash of $178.5 million and $54.9 million at December 31, 2018 and 2017, respectively. The following table summarizes the changes in ESH REIT’s cash, cash equivalents and restricted cash as a result of operating, investing and financing activities for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017	Change ($)
Cash provided by (used in):
Operating activities	$466,458	$473,593	$(7,135)
Investing activities	111,718	(102,506)	214,224
Financing activities	(454,553)	(370,022)	(84,531)
Net increase in cash, cash equivalents and restricted cash	$123,623	$1,065	$122,558
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled $466.5 million for the year ended December 31, 2018 compared to $473.6 million for the year ended December 31, 2017, a decrease of $7.1 million. Cash flows provided by operating activities decreased due to a decrease in rental revenues of $16.1 million, as a result of ESH REIT’s hotel dispositions in 2018, partially offset by a decrease in cash interest payments of $7.3 million and cash income tax payments of $1.8 million.
Cash Flows provided by (used in) Investing Activities
Cash flows provided by investing activities totaled $111.7 million for the year ended December 31, 2018 compared to cash flows used in investing activities of $102.5 million for the year ended December 31, 2017, an increase of $214.2 million. Cash flows provided by investing activities increased due to an increase in proceeds received from the sale of hotel properties of $251.1 million during the year ended December 31, 2018 compared to the year ended December 31, 2017. This increase was partially offset by an increase in ESH REIT’s investment in property and equipment of $24.5 million, including hotel development in process, and the acquisition of an operating hotel for $12.7 million.
Cash Flows used in Financing Activities
Cash flows used in financing activities totaled $454.6 million for the year ended December 31, 2018 compared to $370.0 million for the year ended December 31, 2017, an increase of $84.5 million. Cash flows used in financing activities increased primarily due to a $42.2 million increase in common distributions, a $36.0 million increase in net debt repayments and an $8.3 million increase in ESH REIT Class B common stock repurchases.
Comparison of Years Ended December 31, 2017 and December 31, 2016
ESH REIT had cash, cash equivalents and restricted cash of $54.9 million and $53.9 million at December 31, 2017 and 2016, respectively. The following table summarizes the changes in ESH REIT’s cash, cash equivalents and restricted cash as a result of operating, investing and financing activities for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016	Change ($)
Cash provided by (used in):
Operating activities	$473,593	$492,349	$(18,756)
Investing activities	(102,506)	(219,299)	116,793
Financing activities	(370,022)	(503,401)	133,379
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,065	$(230,351)	$231,416

Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled $473.6 million for the year ended December 31, 2017 compared to $492.3 million for the year ended December 31, 2016, a decrease of $18.8 million. Cash flows provided by operating activities decreased due to an increase in cash payments for interest of $8.1 million, as well as the sale of five hotel properties during the year ended December 31, 2017. Percentage rental revenues decreased $6.8 million for the year ended December 31, 2017 compared to the year ended December 31, 2016.
Cash Flows used in Investing Activities
Cash flows used in investing activities totaled $102.5 million for the year ended December 31, 2017 compared to $219.3 million for the year ended December 31, 2016, a decrease of $116.8 million. Cash flows used in investing activities decreased due to a decrease in ESH REIT’s investment in property and equipment of $58.5 million as a result of the completion of its prior cyclical hotel renovation program during the year ended December 31, 2017. Additionally, ESH REIT received proceeds of $58.0 million related to the sale of four hotels during the year ended December 31, 2017.
Cash Flows used in Financing Activities
Cash flows used in financing activities totaled $370.0 million for the year ended December 31, 2017 compared to $503.4 million for the year ended December 31, 2016, a decrease of $133.4 million. Cash flows used in financing activities changed due to a decrease in distributions on Class A and Class B common stock of $45.8 million as a result of a special distribution paid in January 2016, a decrease in net debt repayments of $44.1 million, including payments of deferred financing costs, as well as a decrease in ESH REIT Class B common stock repurchases of $30.9 million.
Capital Expenditures
We maintain each of our hotels in good repair and condition and in conformity with applicable laws and regulations. The cost of all improvements and significant alterations are generally made with cash flows from operations. During the years ended December 31, 2018, 2017 and 2016, the Company incurred capital expenditures, including development in process, of $209.3 million, $166.4 million and $225.3 million, respectively. These capital expenditures related to land and hotel acquisitions, development in process, cyclical hotel renovations, ordinary hotel capital improvements and investments in information technology. Funding for future capital expenditures, including future cyclical hotel renovations, repurposing and/or rebuilding certain of our hotel properties, building new hotels we expect to own and operate and acquiring and converting existing hotels to the Extended Stay America brand, either as a franchise or on our balance sheet, is expected to be provided primarily from cash flows generated from operations or, to the extent necessary, the Corporation or ESH REIT revolving credit facilities, including the Unsecured Intercompany Facility and, in certain instances, proceeds from asset sales.
In 2019, we expect to incur capital expenditures between $310 million and $360 million. As part of these capital expenditures, we expect to spend approximately $110 to $125 million for construction of new hotels, land acquisitions and other future growth initiatives, $85 to $100 million for hotel renovations, further described below, and $35 to $45 million for incremental information technology investments.
Hotel Renovations
In the fourth quarter of 2018, the Company commenced its current cyclical hotel renovation program. We completed our prior cyclical hotel renovation program in the second quarter of 2017. Each hotel is generally on a seven-year renovation cycle. Over the next seven years, we expect to renovate approximately 450 owned hotels. This renovation cycle is not expected to include the same replacements and upgrades at all of the hotels across the portfolio (as was the case in our prior renovation program), but rather includes four potential renovation packages, which will be evaluated on a hotel-by-hotel basis in order to assess the potential return for each asset based on multiple market and hotel specific variables. These renovations range from a base renovation for approximately $5,000 per room, which includes paint, lighting and soft goods, to a premium plus renovation for approximately $20,000 per room, which includes a base renovation as well as new flooring, upgraded kitchens, bathrooms, new bed frames and soft seating. As of December 31, 2018, the Company was in the process of performing renovations at 7 hotels. Total costs incurred for ongoing and future renovations were $11.9 million as of December 31, 2018. We expect to renovate approximately 60 to 70 hotels per year over the current seven-year renovation cycle.
Our Indebtedness
As of December 31, 2018, the Company’s total indebtedness was $2.4 billion, net of unamortized deferred financing costs and debt discounts, including $7.1 million of Corporation mandatorily redeemable preferred stock. ESH REIT’s total indebtedness at December 31, 2018 was $2.4 billion, net of unamortized deferred financing costs and debt discounts. For a detailed discussion of our outstanding indebtedness, see Note 7 to the consolidated financial statements of Extended Stay America, Inc. and Note 6 to the consolidated financial statements of ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2018 (in thousands):

	Payments Due by Period
	Total	2019	2020	2021	2022	2023	Thereafter
ESH REIT 2016 Term Facility(1)	$1,136,592	$11,366	$11,366	$11,366	$11,366	$1,091,128	$—
ESH REIT 2025 Notes(2)	1,300,000	—	—	—	—	—	1,300,000
Corporation mandatorily redeemable preferred stock (3)	7,130	—	7,130	—	—	—	—
Operating lease obligations(4)	87,346	2,779	2,899	2,220	806	545	78,097
Capital lease obligations(5)	5,223	351	375	384	386	387	3,340
Interest payments on outstanding debt obligations(6)(7)(8)	689,333	119,638	120,749	121,151	121,386	103,233	103,176
Purchase obligations(9)	96,556	25,735	17,728	15,529	15,455	15,455	6,654
Total contractual obligations	$3,322,180	$159,869	$160,247	$150,650	$149,399	$1,210,748	$1,491,267
_________________

(1)
The 2016 Term Facility is included on the Company’s consolidated balance sheet net of unamortized deferred financing costs and debt discount of $10.5 million and $4.3 million, respectively. Contractual obligations exclude mandatory prepayments related to ESH REIT’s Excess Cash Flow for future years as they are not currently known. Annual mandatory prepayments are due each year in the first quarter of the following year. No mandatory prepayments are required in the first quarter of 2019 based on ESH REIT’s Excess Cash Flow for the year ended December 31, 2018.

(2)
The 2025 Notes are included on the Company’s consolidated balance sheet net of unamortized deferred financing costs and debt discount of $17.9 million and $8.3 million, respectively. ESH REIT may redeem the 2025 Notes at any time at specified redemption prices.

(3)	Redeemable at the holders’ option through maturity on November 15, 2020.

(4)	Includes long-term ground leases at three of the Company’s hotel properties as well as lease for the Company’s corporate headquarters.

(5)	Includes capital lease obligations at one of the Company’s hotel properties and one property in development.

(6)	Floating rate interest calculated using current LIBOR plus 2.0% for the portion of the 2016 Term Facility not subject to an interest rate swap.

(7)	Interest calculated using base rate of 2.0% plus 1.175% for portion of the 2016 Term Facility subject to interest rate swap.

(8)	Includes dividends payable on the Corporation’s mandatorily redeemable preferred stock and ESH REIT’s preferred stock.

(9)	Purchase obligations consist of commitments to vendors for information technology upgrades at our hotel properties.
Off-Balance Sheet Arrangements
Neither the Corporation nor ESH REIT have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. See Note 12 to the consolidated financial statements of Extended Stay America, Inc. and Note 12 to the consolidated financial statements of ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K, for additional information with respect to commitments and contingencies, including lease obligations.
Critical Accounting Policies
Several accounting policies, described in detail in Note 2 to each of the consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K, require material subjective or complex judgment and have a significant impact on the Company’s and ESH REIT’s financial condition and results of operations, as applicable. The following represent certain critical accounting policies that require us to exercise our business judgment or make significant estimates:

•
Property and equipment—Policies related to property and equipment include significant judgment related to the assessment of impairment and estimates with respect to assets’ useful lives, which materially impact depreciation expense. Judgments related to the assessment of impairment of long-lived assets include asset holding period, future operating performance (i.e., projections of future cash flow) and current and/or future market conditions.

•
Investments—Policies related to accounting for investments, specifically the consolidation of subsidiaries and other entities, including variable interest entities, have the potential to materially impact the presentation of the Company's and ESH REIT's consolidated financial statements.

•
Rental revenue recognition—For ESH REIT, policies related to rental revenues generated from leases involve judgment that materially impacts total revenues due to the contingent nature of a significant portion of ESH REIT’s lease rental revenues.

•
Income taxes—Policies related to income taxes involve judgment and complexity, including analysis of the Corporation’s ownership in ESH REIT, the valuation of deferred tax assets and liabilities and the execution and performance of REIT-related compliance matters.

•
Equity-based compensation—Policies related to equity-based compensation include judgment and complexity due to the fact that the Corporation and ESH REIT are each compensated for their respective portion of equity-based awards granted and settled in Paired Shares, as well as the fact that a portion of these equity-based awards have historically been market-based and include complexity with respect to the determination of grant-date fair value.

Recent Accounting Pronouncements
For discussion of recently issued accounting standards, see Note 2 to each of the consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K.
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
The Corporation
As of December 31, 2018, the Corporation had minimal exposure to market risk from changes in interest rates because it had no variable rate debt as there were no outstanding amounts drawn on the Corporation revolving credit facility. The Corporation’s exposure to market risk from changes in interest rates may increase in future periods should the Corporation incur variable rate debt, including draws on the Corporation’s revolving credit facility.
ESH REIT
As of December 31, 2018, $1.1 billion of ESH REIT’s outstanding debt of $2.4 billion, net of unamortized deferred financing costs and debt discounts, had a variable interest rate. ESH REIT is a counterparty to an interest rate swap at a fixed rate of 1.175%. The notional amount of the interest rate swap as of December 31, 2018 was $300.0 million, which is reduced by $50.0 million every six months until the swap matures in September 2021. The remaining $836.6 million of outstanding variable interest rate debt not subject to the interest rate swap remains subject to interest rate risk. If market rates of interest were to fluctuate by 1.0%, interest expense would increase or decrease by $8.4 million annually, assuming that the amount outstanding under ESH REIT’s unhedged variable interest rate debt remains at $836.6 million.

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Extended Stay America, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Extended Stay America, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Deloitte and Touche LLP
Charlotte, North Carolina
February 27, 2019
We have served as the Company’s auditor since 2010.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2018 AND 2017
(In thousands, except share and per share data)

	December 31, 2018	December 31, 2017
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $1,218,105 and $1,142,799	$3,453,632	$3,753,134
RESTRICTED CASH	15,878	37,631
CASH AND CASH EQUIVALENTS	287,458	113,343
INTANGIBLE ASSETS - Net of accumulated amortization of $11,065 and $9,690	28,714	27,043
GOODWILL	45,192	48,866
ACCOUNTS RECEIVABLE - Net of allowance for doubtful accounts of $2,075 and $2,206	19,769	21,578
DEFERRED TAX ASSETS	7,309	8,125
OTHER ASSETS	66,258	66,285
TOTAL ASSETS	$3,924,210	$4,076,005
LIABILITIES AND EQUITY
LIABILITIES:
Term loan facilities payable - Net of unamortized deferred financing costs and debt discount of $14,879 and $18,695	$1,121,713	$1,265,112
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $26,206 and $30,344	1,273,794	1,269,656
Mandatorily redeemable preferred stock - $0.01 par value, $1,000 redemption value, 8.0%, 350,000,000 shares authorized, 7,130 and 7,133 shares issued and outstanding	7,130	7,133
Accounts payable and accrued liabilities	210,934	188,257
Total liabilities	2,613,571	2,730,158
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY:
Common stock - $0.01 par value, 3,500,000,000 shares authorized, 188,219,605 and 192,099,933 shares issued and outstanding	1,882	1,921
Additional paid in capital	749,219	768,679
Retained earnings	32,432	6,917
Accumulated other comprehensive income	2,488	3,066
Total Extended Stay America, Inc. shareholders’ equity	786,021	780,583
Noncontrolling interests	524,618	565,264
Total equity	1,310,639	1,345,847
TOTAL LIABILITIES AND EQUITY	$3,924,210	$4,076,005
See accompanying notes to consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(In thousands, except per share data)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
REVENUES:
Room revenues	$1,237,311	$1,260,868	$1,250,865
Other hotel revenues	21,871	21,857	19,728
Franchise and management fees	3,310	—	—
	1,262,492	1,282,725	1,270,593
Other revenues from franchised and managed properties	12,567	—	—
Total revenues	1,275,059	1,282,725	1,270,593
OPERATING EXPENSES:
Hotel operating expenses	583,029	585,545	580,772
General and administrative expenses	91,094	94,652	98,045
Depreciation and amortization	209,329	229,216	221,309
Impairment of long-lived assets	43,600	25,169	9,828
	927,052	934,582	909,954
Other expenses from franchised and managed properties	13,217	—	—
Total operating expenses	940,269	934,582	909,954
GAIN ON SALE OF HOTEL PROPERTIES, NET (Note 4)	42,478	9,973	—
OTHER INCOME	669	2,959	25
INCOME FROM OPERATIONS	377,937	361,075	360,664
OTHER NON-OPERATING INCOME	(765)	(399)	(1,576)
INTEREST EXPENSE, NET	124,870	129,772	164,537
INCOME BEFORE INCOME TAX EXPENSE	253,832	231,702	197,703
INCOME TAX EXPENSE	42,076	59,514	34,351
NET INCOME	211,756	172,188	163,352
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(98,892)	(93,341)	(93,420)
NET INCOME ATTRIBUTABLE TO EXTENDED STAY AMERICA, INC. COMMON SHAREHOLDERS	$112,864	$78,847	$69,932
NET INCOME PER EXTENDED STAY AMERICA, INC. COMMON SHARE:
Basic	$0.60	$0.41	$0.35
Diluted	$0.59	$0.41	$0.35
WEIGHTED-AVERAGE EXTENDED STAY AMERICA, INC. COMMON SHARES OUTSTANDING:
Basic	189,389	193,101	200,572
Diluted	189,821	193,670	200,736
See accompanying notes to consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(In thousands)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
NET INCOME	$211,756	$172,188	$163,352
OTHER COMPREHENSIVE INCOME, NET OF TAX:
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS:
FOREIGN CURRENCY TRANSLATION (LOSS) GAIN, NET OF TAX OF $0, $(125) AND $1,207	(52)	430	1,713
RECLASSIFICATION ADJUSTMENT - SALE OF CANADIAN HOTEL PROPERTIES, NET OF TAX OF $0, $(3,599) AND $0	—	10,913	—
TOTAL FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(52)	11,343	1,713

DERIVATIVE ADJUSTMENTS:
INTEREST RATE CASH FLOW HEDGE (LOSS) GAIN, NET OF TAX OF $(204), $(46), AND $1,109	(394)	1,447	3,882
RECLASSIFICATION ADJUSTMENT - AMOUNTS RECLASSIFIED TO NET INCOME, NET OF TAX OF $0	—	663	—
TOTAL DERIVATIVE ADJUSTMENTS	(394)	2,110	3,882

COMPREHENSIVE INCOME	211,310	185,641	168,947
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(98,647)	(98,113)	(95,876)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EXTENDED STAY AMERICA, INC. COMMON SHAREHOLDERS	$112,663	$87,528	$73,071
See accompanying notes to consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(In thousands, except per share data)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Extended Stay America, Inc. Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
BALANCE - January 1, 2016	204,594	$2,049	$784,194	$102,184	$(8,754)	$879,673	$608,684	$1,488,357
Net income	—	—	—	69,932	—	69,932	93,420	163,352
Foreign currency translation gain, net of tax	—	—	—	—	1,438	1,438	275	1,713
Interest rate cash flow hedge gain, net of tax	—	—	—	—	1,701	1,701	2,181	3,882
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(9,415)	(94)	—	(86,126)	—	(86,220)	(53,675)	(139,895)
Corporation common distributions - $0.31 per common share	—	—	—	(62,311)	—	(62,311)	—	(62,311)
ESH REIT common distributions - $0.43 per Class B common share	—	—	—	—	—	—	(87,605)	(87,605)
ESH REIT preferred distributions	—	—	—	—	—	—	(16)	(16)
Adjustment to noncontrolling interest for change in ownership of ESH REIT	—	—	(13,508)	—	—	(13,508)	13,508	—
Equity-based compensation	228	2	4,125	—	—	4,127	5,635	9,762
BALANCE - December 31, 2016	195,407	1,957	774,811	23,679	(5,615)	794,832	582,407	1,377,239
Net income	—	—	—	78,847	—	78,847	93,341	172,188
Foreign currency translation gain, net of tax	—	—	—	—	7,467	7,467	3,876	11,343
Interest rate cash flow hedge gain, net of tax	—	—	—	—	1,214	1,214	896	2,110
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(3,624)	(39)	—	(39,508)	—	(39,547)	(22,776)	(62,323)
Corporation common distributions - $0.29 per common share	—	—	—	(56,101)	—	(56,101)	—	(56,101)
ESH REIT common distributions - $0.53 per Class B common share	—	—	—	—	—	—	(102,563)	(102,563)
ESH REIT preferred distributions	—	—	—	—	—	—	(16)	(16)
Adjustment to noncontrolling interest for change in ownership of ESH REIT	—	—	(5,699)	—	—	(5,699)	5,699	—
Equity-based compensation	317	3	(433)	—	—	(430)	4,400	3,970
BALANCE - December 31, 2017	192,100	1,921	768,679	6,917	3,066	780,583	565,264	1,345,847
Net income	—	—	—	112,864	—	112,864	98,892	211,756
Foreign currency translation loss, net of tax	—	—	—	—	(52)	(52)	—	(52)
Cumulative effect adjustment of ASU 2017-12	—	—	—	377	(377)	—	—	—
Interest rate cash flow hedge loss, net of tax	—	—	—	—	(149)	(149)	(245)	(394)
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(4,307)	(43)	—	(54,303)	—	(54,346)	(31,059)	(85,405)
Corporation common distributions - $0.24 per common share	—	—	(12,196)	(33,423)	—	(45,619)	—	(45,619)
ESH REIT common distributions - $0.63 per Class B common share	—	—	—	—	—	—	(119,818)	(119,818)
ESH REIT preferred distributions	—	—	—	—	—	—	(16)	(16)
Adjustment to noncontrolling interest for change in ownership of ESH REIT	—	—	(9,292)	—	—	(9,292)	9,292	—
Equity-based compensation	426	4	2,028	—	—	2,032	2,308	4,340
BALANCE - December 31, 2018	188,219	$1,882	$749,219	$32,432	$2,488	786,021	$524,618	$1,310,639
See accompanying notes to consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(In thousands)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
OPERATING ACTIVITIES:
Net income	$211,756	$172,188	$163,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	209,329	229,216	221,309
Foreign currency transaction loss (gain)	443	(713)	(1,576)
Loss on interest rate swap	—	667	—
Amortization and write-off of deferred financing costs and debt discount	8,614	8,097	31,116
Amortization and write-off of above-market ground leases	(1,427)	(136)	(136)
Debt prepayment and extinguishment costs	1,183	2,351	3,999
Loss on disposal of property and equipment	3,413	8,606	10,740
Gain on sale of hotel properties, net	(42,478)	(9,973)	—
Impairment of long-lived assets	43,600	25,169	9,828
Equity-based compensation	8,318	7,552	12,000
Deferred income tax expense (benefit)	1,019	963	(25,975)
Changes in assets and liabilities:
Accounts receivable, net	2,244	(895)	(2,655)
Other assets	(10,214)	(3,606)	1,829
Accounts payable and accrued liabilities	14,050	7,034	(1,427)
Net cash provided by operating activities	449,850	446,520	422,404
INVESTING ACTIVITIES:
Purchases of property and equipment	(158,709)	(166,378)	(225,323)
Acquisition of hotel property	(12,729)	—	—
Development in process payments	(34,790)	—	—
Payments for intangible assets	(3,046)	—	—
Proceeds from sale of hotel properties	309,062	63,936	—
Proceeds from insurance and related recoveries	6,488	3,302	3,057
Net cash provided by (used in) investing activities	106,276	(99,140)	(222,266)
FINANCING ACTIVITIES:
Principal payments on mortgage loan	—	—	(1,931,157)
Proceeds from term loan facilities, net of debt discount	—	—	1,293,500
Principal payments on term loan facilities	(147,215)	(16,193)	(366,463)
Proceeds from senior notes, net of debt discount	—	—	788,000
Proceeds from revolving credit facilities	—	105,000	70,000
Payments on revolving credit facilities	—	(150,000)	(25,000)
Payments of deferred financing costs	—	—	(34,475)
Debt prepayment and extinguishment costs	(1,183)	(2,351)	(3,999)
Tax withholdings related to restricted stock unit settlements	(3,989)	(3,548)	(2,229)
Repurchase of Corporation common stock and ESH REIT class B common stock (Paired Shares)	(85,405)	(62,323)	(139,895)
Repurchase of Corporation mandatorily redeemable preferred stock	(3)	(14,069)	—
Corporation common distributions	(45,791)	(56,126)	(74,153)
ESH REIT common distributions	(120,005)	(102,845)	(126,058)
ESH REIT preferred distributions	(16)	(16)	(16)
Net cash used in financing activities	(403,607)	(302,471)	(551,945)
CHANGES IN CASH AND CASH EQUIVALENTS DUE TO CHANGES IN FOREIGN CURRENCY EXCHANGE RATES	(157)	293	(76)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	152,362	45,202	(351,883)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	150,974	105,772	457,655
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$303,336	$150,974	$105,772
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties	$118,509	$123,953	$117,518
Cash payments for income taxes, net of refunds of $351, $571 and $2,026	$38,577	$55,694	$78,903
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable and accrued liabilities	$27,850	$12,596	$21,912
Capital lease assets included in accounts payable and accrued liabilities	$4	$—	$—
Deferred financing costs included in accounts payable and accrued liabilities	$—	$—	$79
Principal payments on term loan facilities included in accounts payable and accrued liabilities	$—	$—	$3,250
Proceeds from sale of hotel properties included in other assets	$—	$12,589	$—
Corporation common distributions included in accounts payable and accrued liabilities	$357	$532	$559
ESH REIT common distributions included in accounts payable and accrued liabilities	$792	$983	$1,269
See accompanying notes to consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2018 AND 2017 AND FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

1.	BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION

Extended Stay America, Inc. (the “Corporation”) was incorporated in the state of Delaware on July 8, 2013. ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. The Corporation owns, and is expected to continue to own, all of the issued and outstanding Class A common stock of ESH REIT, which, as of December 31, 2018 and 2017, represents approximately 57% of the outstanding common stock of ESH REIT. Due to its controlling interest in ESH REIT, the Corporation consolidates the financial position, results of operations, comprehensive income and cash flows of ESH REIT. The term, “the Company,” as used herein refers to the Corporation and its consolidated subsidiaries, including ESH REIT.
A “Paired Share” consists of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. Each outstanding share of Corporation common stock is attached to and trades with one share of ESH REIT Class B common stock.
The Company is an integrated owner/operator of Extended Stay America-branded hotels and is also engaged in franchising and managing extended stay hotels for third parties in the U.S. As of December 31, 2018, the Company owned and operated 554 hotel properties in 40 U.S. states, consisting of approximately 61,500 rooms, and franchised or managed 73 hotel properties for third parties, consisting of approximately 7,500 rooms. All system-wide hotels are operated under the Extended Stay America brand. As of December 31, 2017, the Company owned and operated 624 hotel properties in 44 U.S. states, consisting of approximately 68,600 rooms, and managed three hotels under short-term management agreements.
Hotel properties are owned by subsidiaries of ESH REIT and are operated by subsidiaries of the Corporation (the “Operating Lessees”) pursuant to leases between ESH REIT and the Operating Lessees. The hotels are managed by ESA Management LLC (“ESA Management”), a subsidiary of the Corporation, which also manages hotels on behalf of third parties. The Extended Stay America brand is owned by ESH Hospitality Strategies LLC (“ESH Strategies”), also a subsidiary of the Corporation. ESH Strategies licenses the brand and intellectual property related to our businesses to its subsidiaries, ESH Strategies Branding LLC and ESH Strategies Franchise LLC, which license them to the Operating Lessees and third parties, respectively.
Basis of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and include the financial position, results of operations, comprehensive income, changes in equity and cash flows of the Corporation and its consolidated subsidiaries, including ESH REIT. Third party equity interests in consolidated subsidiaries are presented as noncontrolling interests. Despite the fact that each share of Corporation common stock is paired on a one-for-one basis with each share of ESH REIT Class B common stock, the Corporation does not own the ESH REIT Class B common stock; therefore, ESH REIT Class B common stock represents a third party equity interest. As such, the rights associated with the ESH REIT Class B common stock, along with other third party equity interests in ESH REIT are presented as noncontrolling interests in the accompanying consolidated financial statements (see Note 11). Changes in ownership interests in a consolidated subsidiary that do not result in a loss of control are accounted for as equity transactions. All intercompany accounts and transactions have been eliminated. With respect to the consolidated statements of cash flows and segments disclosure (see Note 16), certain prior period amounts have been reclassified for comparability to current period presentation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates—The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and amounts of revenues and expenses during the reporting period. Management used significant estimates to determine the estimated useful lives of tangible assets as well as in the assessment of tangible and intangible assets for impairment (see Note 5), estimated liabilities for insurance reserves and income taxes and the grant-date fair value of certain equity-based awards. Actual results could differ from those estimates.
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
Restricted Cash—Restricted cash consists of deposits held for insurance collateral and net sale proceeds from hotel sales held by qualified intermediaries pursuant to pending tax-free exchanges under Section 1031 of the Internal Revenue Code (“1031 exchanges”).
Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivable consists of receivables due from corporate customers and third-party internet intermediaries with respect to owned hotels, as well as certain amounts due from franchisees. A provision for doubtful accounts is made when collection of receivables is considered doubtful. Balances are considered past due when payment is not received by the contractual due date. When management determines that accounts receivable are uncollectible, they are written off against the allowance for doubtful accounts. There were no material write-offs recognized during the years ended December 31, 2018, 2017 or 2016.
Property Acquisitions—The purchase price of net tangible and identified intangible assets and liabilities are recorded based on their relative fair values on the date of acquisition. The fair value of acquired land, site improvements, building and improvements and furniture, fixtures and equipment are determined on an “if-vacant” basis considering a variety of factors, including the physical condition and quality of the hotels, estimated rates and valuation assumptions consistent with current market conditions, independent appraisals and other relevant market data obtained in connection with the acquisition of the hotels. The results of operations of acquired hotel properties are included in the accompanying consolidated statements of operations since their dates of acquisition.
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

Hotel buildings	7–49 years
Hotel building improvements	4–39 years
Hotel site improvements	3–20 years
Hotel furniture, fixtures and equipment	2–10 years
Corporate furniture, fixtures equipment	3–15 years
Management assesses the performance of long-lived assets for potential impairment quarterly, as well as when events or changes in circumstances indicate the carrying amount of an asset, or group of assets, may not be recoverable. Recoverability of property and equipment is measured by a comparison of the carrying amount of a hotel property (or group of hotel properties) to the estimated future undiscounted cash flows expected to be generated by the hotel property (or group of hotel properties). Impairment is recognized when estimated future undiscounted cash flows, including proceeds from disposition, are less than the carrying value of the hotel property (or group of hotel properties). To the extent that a hotel property (or group of hotel properties) is impaired, the excess carrying amount over its estimated fair value is recognized as an impairment charge and reduces income from operations. Fair value is determined based upon the discounted cash flows of the hotel property (or group of hotel properties), bids, quoted market prices or independent appraisals, as considered necessary. The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, then an impairment charge to reduce the carrying value of a hotel property could occur in a future period in which conditions change (see Note 5).
Intangible Assets and Liabilities—Intangible assets include trademarks, corporate customer relationships and licenses related to certain internal-use software. Intangible liabilities include above-market contracts. Corporate customer relationships, licenses and above-market contracts are amortized using the straight-line method over their estimated useful lives; the estimated useful life of customer relationships is 20 years, and the estimated useful life of above-market contracts and software licenses is the remaining non-cancellable term of the respective contract. Finite-lived intangible assets are reviewed for impairment quarterly and whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. Trademarks and licenses for software in process are not amortized. Indefinite-lived intangible assets are reviewed for impairment quarterly. The Company tests for impairment more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. At such time their classification as indefinite-lived intangible assets is reassessed. The Company first assesses qualitative factors to determine if it is not more likely than not that the fair value of its indefinite-lived intangible assets is less than its carrying amount. No impairment charges related to intangible assets were recognized during the years ended December 31, 2018, 2017 or 2016.
Goodwill—Goodwill represents the excess purchase price over the fair value of net assets acquired. The Company tests goodwill for impairment quarterly and more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has two reportable operating segments, owned and operated hotels and franchised or managed hotels. There is no goodwill associated with franchised or managed hotels. Management analyzes goodwill associated with all owned hotels when analyzing for potential impairment. The Company first assesses qualitative factors to determine if it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. No impairment charges related to goodwill were recognized during the years ended December 31, 2018, 2017 or 2016.
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
Discontinued Operations—The Company classifies hotel properties sold or held for sale as discontinued operations when the disposal represents a strategic shift that has (or will have) a major effect on its operations and financial results, which would require separate presentation on the consolidated balance sheets and statements of operations. No hotel properties were classified as discontinued operations during the years ended December 31, 2018, 2017 or 2016.
Deferred Financing Costs—Costs incurred in obtaining financing are amortized over the terms of the related loans on a straight-line basis, which approximates the effective interest method. Deferred financing costs are presented in the accompanying consolidated balance sheets as a direct deduction of the carrying amount of the related debt liability, except those incurred under a revolving-debt arrangement which are presented as a component of other assets. Upon repayment, or in conjunction with a material change in the terms of the underlying debt agreement, remaining unamortized costs are written off as a component of net interest expense. Amortization of deferred financing costs is also included as a component of interest expense (see Note 7).
Revenue Generated from Owned and Operated Hotels—Revenue generated from owned and operated hotels consists of room and other hotel revenues recognized when services are provided. When a reservation is made, the Company deems that the parties have approved a contract in accordance with customary business practices and are committed to perform their respective obligations. At such time, each party’s rights regarding the services to be transferred are identified, payment terms are specified, the contract has commercial substance and, in most instances, it is probable the Company will collect substantially all consideration to which it will be entitled in exchange for services.
Each room night consumed by a guest with a cancellable reservation represents a contract whereby the Company has a performance obligation to provide the room night at an agreed upon price. For cancellable reservations, the Company recognizes revenue as each performance obligation (i.e., each room night) is met. Such contract is renewed if the guest continues their stay. For room nights consumed by a guest with a non-cancellable reservation, the entire reservation period represents the contract term whereby the Company has a performance obligation to provide the room night or nights at an agreed upon price. For non-cancellable reservations, the Company recognizes revenue over the term of the performance period (i.e., the reservation period) as room nights are consumed. For these reservations, the room rate is typically fixed over the reservation period. The Company uses an output method based on performance completed to date (i.e., room nights consumed) to determine the amount of revenue it recognizes on a daily basis if the length of a non-cancellable reservation exceeds one night since consumption of room nights indicates when services are transferred to the guest. In certain instances, variable consideration may exist with respect to the transaction price, such as discounts, coupons and price concessions made upon guest checkout.
In evaluating its performance obligation, the Company bundles the obligation to provide the guest the room itself with other obligations (such as free WiFi, grab and go breakfast, access to on-site laundry facilities and parking), as the other obligations are not distinct and separable because the guest cannot benefit from the additional amenities without the consumed room night. The Company’s obligation to provide the additional items or services is not separately identifiable from the fundamental contractual obligation (i.e., providing the room and its contents). The Company has no performance obligations once a guest’s stay is complete.
Certain revenues are generated through third-party intermediaries or distribution channels (i.e., online travel agents). Regardless of the basis on which the Company is compensated (i.e., gross or net), the Company is responsible for fulfilling the promise to provide the hotel room and related services to the guest and retains inventory risk. Since the Company controls the inventory and services provided and because third party intermediaries are typically not contractually required to guarantee room night consumption, the Company is the principal in these transactions. As such, the Company is required to record revenue at an amount equal to the price charged to the guest (i.e., on a gross basis). Third-party intermediaries that pay the Company directly (i.e., on a net basis) typically charge the guest additional fees, blend the room offering with other offerings at amounts which are not allocable and may adjust the price without the Company’s approval. As such, the Company is unable to calculate the room rate charged to the guest. Since any estimate the Company would make has significant uncertainty that ultimately would not be resolved, despite its role as principal, in these instances the Company records revenue equal to the amount paid by the third-party intermediaries (i.e., the net amount).
Revenue Generated from Franchise and Management Contracts—Revenue generated from franchise and management contracts consists of the following:

•
Franchise fees, which consist of an initial fee and an ongoing royalty fee based on a percentage of a hotel’s monthly revenue in exchange for the access to and use of the Company’s brand name and other intellectual property. Initial fees are deferred and recognized over the expected contract or customer life. Royalty fees are recognized over time as franchisees derive value from the license to use the intellectual property.

•
Management fees, which consist of an ongoing base fee calculated as a percentage of a hotel’s monthly revenue in exchange for on-site hotel management services. Management fees are recognized over time as third-party hotel owners derive value from on-site personnel and related services.

•	Other revenues from franchised and managed properties, which include the reimbursement of costs incurred on behalf of third-party owners on a direct and an indirect basis.

◦
Direct costs incurred with respect to management and franchise agreements include on-site hotel personnel and incremental reservation and distribution costs, respectively, for which the Company is reimbursed on a dollar-for-dollar basis. Since the Company employs the hotel personnel and has discretion over reservation and distribution costs, it is the principal with respect to these services and revenue is recognized on a gross basis.

◦
Indirect costs incurred with respect to franchise agreements include costs associated with certain shared system-wide platforms (i.e., system services), such as marketing, central reservations, revenue management and property management processes and/or systems. The Company is reimbursed for indirect costs through a system service, or program, fee based on a percentage of a hotel’s monthly revenue. System service fees are recognized over time as franchisees derive value from the license to use these processes and systems. The Company has discretion over how it spends system service fees and is the principal with respect to these services. Revenue is recognized on a gross basis; expense is recognized as incurred. Over time, the Company manages system services to break-even, but the timing of revenue will typically not align with expense to operate the programs.

The promise to provide access to the Company’s intellectual property is combined with the promise to provide system services to form a single performance obligation since the promises generally accompany one another. Hotel management services form a single performance obligation. As noted above, each identified performance obligation is considered to be a series of services transferred over time. Revenue is recognized on an output method based on performance completed to date. The Company recognizes revenue in the amount to which it has a right to bill third parties under their respective franchise and/or management agreements, as it has a right to consideration in an amount that corresponds directly with the third parties’ hotel revenues. Franchise, management and system service fees are characterized as variable consideration and vary from period to period. In the event that fees include variables that extend beyond the current period, the Company uses the most likely amount method to determine the amount of revenue to record based on a reasonable revenue forecast for the applicable hotel. In most instances, the Company does not have constraining estimates, as hotel revenues are typically available and obtained monthly.
Advertising Costs—Advertising costs are expensed as incurred. For the years ended December 31, 2018, 2017 and 2016, total advertising costs were $25.9 million, $23.0 million and $21.6 million, respectively, and are classified as hotel operating expenses in the accompanying consolidated statements of operations.

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
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, certain other assets (deposits), accounts payable and accrued liabilities, term loans, senior notes, mandatorily redeemable preferred stock and revolving credit facilities. The carrying values of cash and cash equivalents, restricted cash, accounts receivable, certain other assets, accounts payable and accrued liabilities and revolving credit facilities are representative of their fair values due to the short-term nature or frequent settlement of these instruments. The fair values of term loans, senior notes and mandatorily redeemable preferred stock are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on the Company’s current term loans, senior notes and mandatorily redeemable preferred stock or from quoted market prices, when available (see Note 7).
Derivative Instruments—The Company from time to time uses derivative instruments to manage its exposure to interest rate and commodity price risks. The Company’s primary objective in holding derivatives is to reduce the volatility of cash flows and earnings associated with changes in interest rates and commodity prices. The Company’s derivatives expose it to credit risk to the extent that counterparties may be unable to meet the terms of the agreement. The Company seeks to mitigate such risks by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. Management does not expect material losses as a result of defaults by counterparties. Derivative instruments, including derivative instruments embedded in other contracts, are recorded in the accompanying consolidated balance sheets as either assets or liabilities measured at fair value, unless the transactions qualify and are designated as normal purchases and sales. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met (see Note 8). The Company does not enter into derivative instruments for trading or speculative purposes.
Insurance Reserves—The Company utilizes various insurance programs for workers’ compensation, general liability and health insurance claims. Retained losses require estimates in determining the liability for claims arising under these programs. Workers’ compensation, general liability and health insurance liabilities are estimated using actuarial evaluations based on historical and projected claims and medical and other cost trends. As of December 31, 2018 and 2017, $52.8 million and $42.1 million, respectively, of liabilities for such insurance programs are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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
The Company evaluates subsidiaries and affiliates, as well as other entities, to determine if they are variable interest entities (“VIEs”). If a subsidiary, affiliate or other entity is a VIE, it is subject to the consolidation framework specifically for VIEs. The Company considers an entity a VIE if equity investors own an interest therein that does not have the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In accordance with Financial Accounting Standards Board (“FASB”) ASC 810, Consolidations, the Company reviews subsidiaries and affiliates, as well as other entities, to determine if (i) they should be considered VIEs, and (ii) whether their consolidation determinations should change based on changes in their characteristics.

Income Taxes—The Corporation’s taxable income includes the taxable income of its wholly-owned subsidiaries, ESA Management, ESH Strategies and the Operating Lessees, and distribution income related to its ownership of approximately 57% of ESH REIT. As a result, approximately 57% of ESH REIT’s distributions are subject to corporate income tax.
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. ESH REIT’s deferred tax rates are adjusted to reflect expected future distributions and the deduction allowed upon distribution. The Corporation’s deferred tax assets and liabilities include the estimated impact of the future reversal of ESH REIT’s deferred tax assets and liabilities which affect future dividend income to be recognized by the Corporation upon distribution.
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
ESH REIT has elected to be taxed as and expects to continue to qualify as a real estate investment trust (“REIT”) under provisions of the Internal Revenue Code, as amended (the “Code”). A REIT is a legal entity that holds real estate assets and is generally not subject to federal and state income taxes. In order to maintain qualification as a REIT, ESH REIT is required to distribute at least 90% of its taxable income, excluding capital gains, to its shareholders each year. In addition, ESH REIT must meet a number of complex organizational and operational requirements. If ESH REIT were to fail to qualify as a REIT in any taxable year, it would be subject to federal income taxes at regular corporate rates and generally would be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it lost its REIT qualification. Even in qualifying as a REIT, ESH REIT may be subject to state and local taxes in certain jurisdictions, and is subject to federal income and excise taxes on undistributed income.
During the years ended December 31, 2018, 2017 and 2016, ESH REIT distributed approximately 100% of its taxable income and, as a result, incurred minimal current federal income tax. In the future, ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. ESH REIT will incur federal and state income tax at statutory rates if its taxable income is not distributed.
In December 2017, the U.S. Congress passed H.R. 1, known as the “Tax Cuts and Jobs Act” (“TCJA”) which was signed into law on December 22, 2017. See Note 9 for additional information, including the TCJA’s impact on the Company’s income tax provision.
Foreign Currency—The Company sold its three Extended Stay Canada-branded hotels in 2017. Prior to completion of the sale, the financial statements of the Company’s Canadian subsidiaries and its investments therein were maintained in their functional currency, the Canadian dollar, and their revenues and expenses were translated into U.S. dollars using the average exchange rate for the period. The assets and liabilities of these subsidiaries were translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Due to the fact that the Company’s Canadian subsidiaries liquidated substantially all of their assets, their functional currency changed to the U.S. dollar and $14.5 million of accumulated foreign currency translation loss was charged to the consolidated statement of operations during the year ended December 31, 2017. As of December 31, 2016, foreign currency translation losses, net of tax, of $7.3 million were reflected in accumulated other comprehensive income (loss) as a component of equity. Foreign currency transaction losses (gains) of $0.4 million, $(0.7) million and $(1.6) million are included in other non-operating income in the accompanying consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Equity-Based Compensation—The Corporation and ESH REIT each maintain a Long-Term Incentive Plan (“LTIP”), as amended and restated in 2015, approved by their shareholders. Under the LTIPs, the Corporation and ESH REIT may issue to eligible employees or directors restricted stock awards (“RSAs”), restricted stock units (“RSUs”) or other equity-based awards, in respect of Paired Shares, with service, performance or market vesting conditions. The Company recognizes costs related to equity-based awards over their vesting periods. The issuing entity classifies equity-based awards granted in exchange for employee or director services as either equity awards or as liability awards. The classification of an award either as an equity award or a liability award is generally based upon cash settlement options. Equity awards are measured based on their fair value on the date of grant. Liability awards are re-measured to fair value each reporting period. The value of all awards is recognized over the requisite service period, which is the period during which an employee or director is required to provide services in exchange for the award (usually the vesting period). No compensation expense is recognized for awards for which employees or directors do not render the requisite services. All awards granted are classified as equity awards, except those equity-based awards issued by ESH REIT to its directors, which are classified as liability awards.
Segments—The Company has two reportable operating segments based on the management of its business, owned hotels and franchise and management. The Company assesses the performance of these segments on an individual basis (see Note 16).
Recently Issued Accounting Standards
Fair Value Measurement—In August 2018, the FASB issued an accounting standards update which modifies the disclosure requirements for fair value measurements in Topic 820, Fair Value Measurement. This update will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, and may be early adopted. The Company does not expect the adoption of this update to have a material effect on the Company’s consolidated financial statements.
Intangibles-Goodwill and Other—Internal-Use Software—In August 2018, the FASB issued an accounting standards update which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. This update will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, and may be early adopted. The Company expects to apply this update prospectively and does not expect adoption to have a material effect on the Company’s consolidated financial statements.
Compensation—Stock Compensation—In June 2018, the FASB issued an accounting standards update which expands the scope of Topic 718, Stock Compensation to include share-based payments granted to non-employees in exchange for goods or services. The new guidance simplifies the accounting for share-based payments granted to non-employees for goods or services by aligning it with the accounting for share-based payments granted to employees, with certain exceptions. Under the new guidance, non-employee share-based payment awards included within the scope of Topic 718 will be measured at the grant-date fair value of the equity instruments. In addition, classification of non-employee share-based payment awards will be subject to the requirements of Topic 718 unless modified after the good has been delivered and/or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. This approach will eliminate the requirement to reassess classification of such awards upon vesting. The Company adopted this update on January 1, 2019, using a retrospective method, and expects it to have no material effect on the Company’s consolidated financial statements.
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
Comprehensive Income—In February 2018, the FASB issued an accounting standards update that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA. The Company adopted this update on January 1, 2019, using a retrospective method, and expects it to have no material effect on the consolidated financial statements.
Goodwill—In January 2017, the FASB issued an accounting standards update in which the guidance on testing for goodwill was updated to eliminate Step 2 in the determination on whether goodwill should be considered impaired. Annual and/or interim assessments are still required. This update will be effective for fiscal years and interim periods within fiscal years beginning after December 15, 2019, and may be adopted early. The Company expects to apply this amendment prospectively and does not expect the adoption of this update to have a material effect on the Company’s consolidated financial statements.
Statement of Cash Flows—In August and November 2016, the FASB issued accounting standards updates which provide additional clarity on the classification of specific events on the statement of cash flows. These events include debt prepayment and extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, distributions received from equity method investees and beneficial interests in securitization transactions. These updates also require amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts on the statement of cash flows. The Company adopted these updates on January 1, 2018, using a retrospective transition method to each period presented. The adoption of these updates required cash outflows related to debt prepayment and extinguishment costs, which totaled $1.2 million during the year ended December 31, 2018, to be classified as financing activities. For the years ended December 31, 2017 and 2016, debt modification and extinguishment costs totaling $2.4 million and $4.0 million, respectively, have been reclassified from their original classification as operating activities to financing activities in the accompanying consolidated statements of cash flows. An additional effect of the adoption of these accounting standards was to include restricted cash in the beginning and end of period balances instead of in investing activities, as they were previously. For the years ended December 31, 2017 and 2016, the change in restricted cash included within net cash (used in) provided by investing activities, as originally presented, was $(16.0) million and $62.8 million, respectively.
Derivatives and Hedging—In August 2017, the FASB issued an accounting standards update which changes the designation and measurement guidance for qualifying hedging relationships and the presentation of hedging results. This update expands and refines hedge accounting and aligns recognition and presentation of its effects within the financial statements. The Company adopted this update on January 1, 2018 and recorded a cumulative-effect adjustment to reclassify a previously recorded loss of $0.7 million from retained earnings to accumulated other comprehensive income. In addition to the cumulative-effect adjustment, impacts of adoption included the elimination of hedge ineffectiveness related to designated interest rate swaps, the presentation of all interest rate hedge related items that impact earnings in the interest expense line item in the consolidated statements of operations and an election to perform qualitative assessments of hedge effectiveness.
Leases—ASC 842, Leases, introduced a lessee model that requires a right-of-use asset and lease obligation to be presented on the balance sheet for all leases, whether operating or financing. The Company adopted ASC 842 on January 1, 2019, using the modified retrospective approach with the Comparatives Under 840 Option, whereby the Company will apply the standard at the beginning of the period of adoption and will present financial information for periods prior to January 1, 2019, in accordance with prior guidance. Implementation had no cumulative effect on retained earnings. Adoption resulted in the recognition of right-of-use assets of $10.9 million, which included adjustments for accrued lease payments, above market lease liabilities and lease incentives, and lease liabilities of $17.9 million. Right-of-use assets and lease liabilities recognized upon adoption included existing assets and liabilities of $3.8 million and $3.4 million, respectively, related to capital leases accounted for under prior guidance.
Upon adoption, the Company elected practical expedients related to (i) the identification and classification of leases that commenced before the effective date, (ii) initial direct costs for leases that commenced before the effective date, (iii) the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset, (iv) land easements, and (v) the evaluation of components of a contract. The election of these practical expedients meant the Company continued to account for all leases that commenced prior to January 1, 2019, in accordance with prior guidance, except that the Company recognized a right-of use asset and a lease liability for all operating leases based on the present value of the remaining minimum rental payments.
Judgement was exercised in the application of ASC 842 with respect to the determination of whether a contract contains a lease. While the ability to control and direct the use of an identified asset indicates that the contract, or portion of a contract, is a lease, a counterparty’s substantive substitution rights typically provide evidence that a lessee does not control the asset. Judgement was also exercised with respect to the determination of the discount rate used to determine the present value of lease payments. In instances in which interest rates implicit in leases are not readily determinable, the Company uses its incremental borrowing rate. The substantial majority of widely available market maturities and asset-specific risk spreads may not match the underlying contract and, as such, borrowing rates and risk spreads are estimated based on the contract’s term, the counterparty’s security and other characteristics of the identified asset.
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
Adoption of ASC 606 had no impact on the Company’s consolidated financial statements and no cumulative effect adjustment was recognized upon adoption. Adoption of the standard resulted in enhanced revenue-related disclosures that provide information with respect to the Company’s analysis of certain contracts, significant judgments, the disaggregation of owned hotel room revenues by booking source and length of guest stay, the disaggregation of fee revenues by type of arrangement, outstanding contract liabilities and unsatisfied performance obligations (see Note 17).
The Company applied its contract review for owned hotels to portfolios of contracts with similar characteristics as the Company expects the effects of applying these contracts on a portfolio basis versus an individual basis would not be materially different in the context of the consolidated statement of operations. Contract portfolios reviewed included: (i) rooms sold on-site at the property, through the Company’s call center and website, (ii) rooms sold by the Company’s sales team, and (iii) rooms sold by traditional and online travel agents, including merchant and opaque arrangements.
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
Basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of the Corporation’s unrestricted common stock outstanding. Diluted net income per share is computed by dividing net income available to common shareholders, as adjusted for potentially dilutive securities, by the weighted-average number of shares of unrestricted common stock outstanding plus potentially dilutive securities. Dilutive securities include certain equity-based awards (see Note 13) and are included in the calculation, provided that the inclusion of such securities is not anti-dilutive.
The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows (in thousands, except per share data):

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Numerator:
Net income available to Extended Stay America, Inc. common shareholders - basic	$112,864	$78,847	$69,932
Income attributable to noncontrolling interests assuming conversion	(128)	(392)	(43)
Net income available to Extended Stay America, Inc. common shareholders - diluted	$112,736	$78,455	$69,889
Denominator:
Weighted-average number of Extended Stay America, Inc. common shares outstanding - basic	$189,389	$193,101	$200,572
Dilutive securities	432	569	164
Weighted-average number of Extended Stay America, Inc. common shares outstanding - diluted	$189,821	$193,670	$200,736
Net income per Extended Stay America, Inc. common share - basic	$0.60	$0.41	$0.35
Net income per Extended Stay America, Inc. common share - diluted	$0.59	$0.41	$0.35

4.	HOTEL ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
On May 30, 2018, the Company acquired an operating hotel from Legacy Rock Hill, LLC for $13.0 million. Other than ordinary components of prorated net working capital, no liabilities were assumed in the purchase. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations, which requires that the consideration be allocated to acquired assets and assumed liabilities based on their acquisition date fair values. Legal, professional and other costs directly related to the acquisition were $0.2 million for the year ended December 31, 2018, and are included in general and administrative expenses in the accompanying consolidated statements of operations.
The purchase price allocation among the assets acquired is as follows (in thousands, except for estimated useful lives):

	Amount	Estimated Useful Life
Land and site improvements	$1,397	3-20 years
Building and improvements	10,488	4-49 years
Furniture, fixtures and equipment	1,115	2-10 years
Total purchase price	$13,000
For the year ended December 31, 2018, the acquired hotel contributed $1.1 million in room and other hotel revenues and $0.1 million in income from operations. Prior to its acquisition by the Company, the hotel had opened in late 2017.
DISPOSITIONS
2018 Dispositions—In November 2018, the Company sold 14 hotels for $36.9 million. The carrying value of these hotels, including net working capital and allocable goodwill, net of impairment charges recorded prior to sale, was $34.6 million. This transaction resulted in a gain on sale of $1.3 million, net of closing costs and adjustments.
In September 2018, the Company sold a total of 32 hotels in two separate transactions for total gross proceeds of $122.6 million. The total carrying value of these hotels, including net working capital and allocable goodwill, net of impairment charges recorded prior to sale, was $116.9 million. These transactions resulted in a total gain on sale of $3.3 million, net of closing costs and adjustments.
In February 2018, the Company sold 25 hotels for $112.1 million. The carrying value of these hotels, including net working capital and allocable goodwill, net of impairment charges recorded prior to sale, was $104.7 million. In March 2018, the Company sold one hotel for $44.8 million. The carrying value of the hotel, including allocable goodwill, was $13.1 million. These transactions resulted in a total gain on sale of $37.9 million, net of closing costs and adjustments.
2017 Dispositions—In May 2017, the Company sold its three Extended Stay Canada-branded hotels for 76.0 million Canadian dollars, or $55.3 million. The carrying value of the hotels, including net working capital and allocable goodwill, net of an impairment charge recorded prior to the sale, was 56.7 million Canadian dollars, or $41.2 million, prior to the evaluation of existing accumulated foreign currency translation loss. Due to the fact that the Company’s Canadian subsidiaries liquidated substantially all of their assets, $14.5 million of accumulated foreign currency translation loss was recognized at the time of sale. This charge more than fully offset the Canadian subsidiaries’ gain on sale, which resulted in a loss on sale of $1.9 million, net of closing costs and adjustments.
In May and December 2017, the Company sold two hotels for total gross proceeds of $21.4 million. The total carrying value of these hotels, including net working capital and allocable goodwill, net of an impairment charge recorded prior to sale, was $9.2 million, resulting in a total gain on sale of $11.9 million, net of closing costs and adjustments.

None of the above dispositions were reported as discontinued operations. The table below summarizes hotel dispositions for the years ended December 31, 2018 and 2017 (in thousands, except number of hotels and number of rooms). No hotels were sold during the year ended December 31, 2016.

Year	Brand	Location	Month Sold	Number of Hotels	Number of Rooms	Net Proceeds	Gain (Loss) on Sale		Franchised/Managed (1)
2018	Extended Stay America	Various	November	14	1,369	$34,855	$1,331	(2)	Yes
2018	Extended Stay America	Various	September	16	1,680	$60,710	$6,293	(2)	Yes
2018	Extended Stay America	Various	September	16	1,776	$58,144	$(3,014)	(2)	Yes
2018	Extended Stay America	Various	February	25	2,430	$111,156	$6,810	(2)	Yes
2018	Extended Stay America	Texas	March	1	101	$44,090	$31,058		Yes	(3)
2017	Extended Stay America	Colorado	December	1	160	$15,985	$11,870		Yes	(3)
2017	Extended Stay Canada	Canada	May	3	500	$43,551	$(1,894)	(4)	No
2017	Other	Massachusetts	May	1	103	$5,092	$(2)	(2)	No
____________________

(1)	As of December 31, 2018.

(2)	Net of impairment charge of $16.8 million, $24.3 million, $6.3 million, $2.1 million and $1.7 million, respectively, recognized prior to sale.

(3)	Remaining term of franchise or management agreement is less than one year.

(4)
Due to the fact that the Company’s Canadian subsidiaries liquidated substantially all of their assets, $14.5 million of accumulated foreign currency translation loss was recognized at the time of sale. Additionally, an impairment charge of $12.4 million was recorded prior to sale.

During the years ended December 31, 2018, 2017 and 2016, disposed hotel properties contributed total room and other hotel revenues, total operating expenses and (loss) income before income tax expense as follows (in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Total room and other hotel revenues	$53,494	$102,593	$111,015
Total operating expenses	83,336	104,511	96,222
(Loss) income before income tax expense (1)	(29,842)	(1,605)	15,127
_____________________

(1)	Includes impairment charges of $37.4 million, $19.2 million and $7.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

5.	PROPERTY AND EQUIPMENT
Net investment in property and equipment as of December 31, 2018 and 2017, consists of the following (in thousands):

	December 31, 2018	December 31, 2017
Hotel properties:
Land and site improvements (1)	$1,215,710	$1,286,784
Building and improvements	2,729,661	2,934,048
Furniture, fixtures and equipment	674,545	649,487
Total hotel properties	4,619,916	4,870,319
Development in process (2)	27,174	2,453
Corporate furniture, fixtures, equipment, software and other	22,972	21,486
Undeveloped land parcel	1,675	1,675
Total cost	4,671,737	4,895,933
Less accumulated depreciation:
Hotel properties	(1,201,260)	(1,128,465)
Corporate furniture, fixtures, equipment, software and other	(16,845)	(14,334)
Total accumulated depreciation	(1,218,105)	(1,142,799)
Property and equipment—net	$3,453,632	$3,753,134
_________________________________

(1)	Includes capital lease asset of $3.2 million and $0 as of December 31, 2018 and 2017, respectively.

(2)	Includes capital lease asset of $0.6 million and $0 as of December 31, 2018 and 2017, respectively.
As of December 31, 2018, development in process consists of 11 land parcels that are in various phases of construction and/or development.
In September 2018, the Company acquired a hotel under construction from Legacy Greenville, LLC for $12.3 million. Because the hotel had not yet opened at the date of acquisition, the transaction was accounted for as an acquisition of assets rather than a business combination under ASC 805, Business Combinations. The hotel opened and was placed in service during the fourth quarter of 2018.
During the year ended December 31, 2018, the Company recognized impairment charges totaling $43.6 million for 21 hotels, generally located in the Midwestern U.S., the majority of which were incurred with evaluating the potential sale of certain non-core assets. During the year ended December 31, 2017, the Company recognized impairment charges for nine hotels that totaled $25.2 million, $12.4 million of which related to Extended Stay Canada-branded hotels. During the year ended December 31, 2016, the Company recognized impairment charges for three hotels that totaled $9.8 million.
The Company used Level 3 unobservable inputs and, in certain instances Level 2 observable inputs, to determine the impairment on its property and equipment. Quantitative information with respect to observable inputs consists of non-binding bids or, in certain instances, binding agreements to sell a hotel or portfolio of hotels to one or more third parties. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of revenues, expenses and hotel-related cash flows based on assumed long-term growth rates, demand trends, expected future capital expenditures and estimated discount rates that range from 6% to 10% and terminal capitalization rates that range from 7% to 11%. These assumptions are based on the Company’s historical data and experience, the Company’s budgets, industry projections and overall micro and macro economic projections.
The estimation and evaluation of future cash flows, in particular the holding period for real estate assets and asset composition and/or concentration within real estate portfolios, relies on judgments and assumptions regarding holding period, current and future operating and economic performance, and current and future market conditions. It is possible that such judgments and/or estimates will change; if this occurs, the Company may recognize additional impairment charges or losses on sale in future periods reflecting either changes in estimate, circumstance or the estimated market value of assets.

6.	INTANGIBLE ASSETS AND GOODWILL
The Company’s intangible assets and goodwill as of December 31, 2018 and 2017, consist of the following (dollars in thousands):

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—customer relationships	$26,800	$(11,029)	$15,771
Definite-lived intangible assets—software license	1,926	(36)	1,890
Definite-lived intangible assets—software license in process	870	—	870
Indefinite-lived intangible assets—trademarks	10,183	—	10,183
Total intangible assets	39,779	(11,065)	28,714
Goodwill	45,192	—	45,192
Total intangible assets and goodwill	$84,971	$(11,065)	$73,906

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—customer relationships	$26,800	$(9,690)	$17,110
Indefinite-lived tangible assets—trademarks	9,933	—	9,933
Total intangible assets	36,733	(9,690)	27,043
Goodwill	48,866	—	48,866
Total intangible assets and goodwill	$85,599	$(9,690)	$75,909
The remaining weighted-average amortization period for definite-lived intangible assets is approximately 11 years as of December 31, 2018. Estimated future amortization expense for definite-lived intangible assets is as follows (in thousands):

Years Ending December 31,
2019	$1,558
2020	1,554
2021	1,554
2022	1,554
2023	1,554
Thereafter	9,887
Total	$17,661

7.	DEBT
During the years ended December 31, 2018 and 2017, the following debt transactions occurred (in thousands):

	December 31, 2018	December 31, 2017
Debt, net of deferred financing costs and debt discount(s) - beginning of year (1)	$2,534,768	$2,585,274
Additions:
Proceeds from revolving credit facilities	—	105,000
Amortization and write-off of deferred financing costs and debt discount (2)	7,954	7,437
Deductions:
Payments on term loan facilities	(147,215)	(12,943)
Payments on revolving credit facilities	—	(150,000)
Debt, net of deferred financing costs and debt discount(s) - end of year (1)	$2,395,507	$2,534,768
______________________

(1)	Excludes mandatorily redeemable preferred stock and capital lease obligations.

(2)	Excludes amortization and payments of deferred financing costs related to revolving credit facilities.
Summary—The Company’s outstanding debt, net of unamortized debt discount and unamortized deferred financing costs, as of December 31, 2018 and 2017, consists of the following (dollars in thousands):

			Carrying Amount				Unamortized Deferred Financing Costs					Interest Rate
Loan	Stated Amount(1)		December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017		Stated Interest Rate	December 31, 2018		December 31, 2017	Maturity Date
Term loan facilities
ESH REIT 2016 Term Facility	1,300,000	(2)	1,132,259	(3)	1,278,545	(3)	10,546		13,433		LIBOR(4) + 2.00%	4.15%	(4)	3.69%	8/30/2023	(1), (5)
Senior notes
ESH REIT 2025 Notes	1,300,000		1,291,671	(6)	1,290,356	(6)	17,877		20,700		5.25%	5.25%		5.25%	5/1/2025
Revolving credit facilities
ESH REIT 2016 Revolving Credit Facility	350,000	(2)	—		—		1,469	(7)	2,020	(7)	LIBOR + 2.75%	N/A		N/A	8/30/2021
Corporation Revolving 2016 Credit Facility	50,000		—		—		292	(7)	401	(7)	LIBOR + 3.00%	N/A		N/A	8/30/2021
Unsecured Intercompany Facility
Unsecured Intercompany Facility	75,000	(8)	—		—		—		—		5.00%	5.00%		5.00%	8/30/2023
Total			$2,423,930		$2,568,901		$30,184		$36,554
______________________

(1)
Amortization is interest only, except for the 2016 Term Facility (as defined below), which amortizes in equal quarterly installments of $3.1 million. See (5) below. In February and December 2018, ESH REIT made voluntary prepayments of $60.0 million and $75.0 million, respectively.

(2)
ESH REIT is able to increase its borrowings under the 2016 ESH REIT Credit Facilities (as defined below) by an amount of up to $600.0 million, plus additional amounts, in each case subject to certain conditions.

(3)	The 2016 Term Facility is presented net of an unamortized debt discount of $4.3 million and $5.3 million as of December 31, 2018 and 2017, respectively.

(4)	$300.0 million of the 2016 Term Facility is subject to an interest rate swap at a fixed rate of 1.175% as of December 31, 2018 (see Note 8).

(5)
In addition to scheduled amortization noted in (1) above, subject to certain exceptions, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required under the 2016 Term Facility. Annual mandatory prepayments for the year are due during the first quarter of the following year. No mandatory prepayments are required in the first quarter of 2019 based on ESH REIT’s Excess Cash Flow for the year ended December 31, 2018.

(6)	The 2025 Notes (as defined below) are presented net of an unamortized debt discount of $8.3 million and $9.6 million as of December 31, 2018 and 2017, respectively.

(7)	Unamortized deferred financing costs related to the revolving credit facilities are included in other assets in the accompanying consolidated balance sheets.

(8)
As of December 31, 2018, no amounts were outstanding under the Unsecured Intercompany Facility. ESH REIT is able to borrow under the Unsecured Intercompany Facility an amount up to $300.0 million, plus additional amounts, in each case subject to certain conditions. Outstanding debt balances and interest expense, as applicable, owed from ESH REIT to the Corporation eliminate in consolidation.

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
The 2016 ESH REIT Credit Facilities contain a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends and distributions, make certain investments and other restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, sell assets or merge, consolidate or transfer all or substantially all of their assets. The 2016 ESH REIT Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases and management agreements. If an event of default occurs, the administrative agent is entitled to take various actions, including the acceleration of amounts due under the 2016 ESH REIT Credit Facilities and additional actions that a secured creditor is permitted to take following a default. As of December 31, 2018, ESH REIT was in compliance with all covenants under the 2016 ESH REIT Credit Facilities.
2016 Term Facility—In May 2018, ESH REIT entered into a third amendment to the 2016 Term Facility (such amendment, the “Third Repricing Amendment”). The 2016 Term Facility bears interest at a rate equal to (i) LIBOR plus 1.75% for any period during which ESH REIT maintains a public corporate family rating better than or equal to BB- (with a stable or better outlook) from S&P and Ba3 (with a stable or better outlook) from Moody’s (a “Level 1 Period”) or LIBOR plus 2.00% for any period other than a Level 1 Period; or (ii) a base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50% or (C) the one-month adjusted LIBOR rate plus 1.00%) plus 0.75% during a Level 1 Period or 1.00% for any period other than a Level 1 Period. The 2016 Term Facility amortizes in equal quarterly installments in annual amounts equal to 0.25% of the aggregate principal amount outstanding as of the Third Repricing Amendment effective date, or $12.2 million per year. The remaining balance is payable at maturity. In addition to scheduled amortization, subject to certain exceptions, mandatory prepayments of up to 50.0% of annual Excess Cash Flow, as defined, may be required based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined. Annual mandatory prepayments are due during the first quarter of the following year. No mandatory prepayments are required in the first quarter of 2019 based on ESH REIT’s Excess Cash Flow for the year ended December 31, 2018. The 2016 Term Facility matures on August 30, 2023.
ESH REIT has the option to voluntarily prepay outstanding loans under the 2016 Term Facility at any time upon three business days’ prior written notice for LIBOR loans or on one business day’s prior written notice for base rate loans. In February and December 2018, ESH REIT made voluntary prepayments of $60.0 million and $75.0 million, respectively, and wrote off $0.6 million of deferred financing costs related to these prepayments.

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
In addition to paying interest on outstanding principal, ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the amount outstanding under the facility. ESH REIT is also required to pay customary letter of credit fees and agency fees. As of December 31, 2018, ESH REIT had no letters of credit outstanding under the facility and available borrowing capacity of $350.0 million.

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
The Indenture contains a number of customary covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, create certain liens, pay dividends or distributions, make certain investments and other restricted payments, enter into affiliate transactions, sell assets or merge, consolidate or transfer all or substantially all of their assets. The Indenture also contains certain customary events of default, including, but not limited to, cross-defaults to certain other indebtedness. If an event of default occurs, the holders of the Notes and the Trustee are entitled to take various actions, including declaring the 2025 Notes immediately due and payable. As of December 31, 2018, ESH REIT was in compliance with all covenants set forth in the Indenture.
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
In addition to paying interest on outstanding principal, the Corporation incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on the amount outstanding under the facility. The Corporation is also required to pay customary letter of credit fees and agency fees. As of December 31, 2018, the Corporation had one letter of credit outstanding under this facility of $0.2 million and available borrowing capacity of $49.8 million.
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
The 2016 Corporation Revolving Credit Facility contains a number of restrictive covenants that, among other things and subject to certain exceptions, limit the Corporation’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends or distributions, make certain restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, merge, consolidate or transfer all or substantially all of its assets. The 2016 Corporation Revolving Credit Facility also contains certain customary affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases. If an event of default occurs, the administrative agent is entitled to take various actions, including the acceleration of amounts due under the facility and additional actions that a secured creditor is permitted to take following a default. As of December 31, 2018, the Corporation was in compliance with all covenants under the 2016 Corporation Revolving Credit Facility.
Unsecured Intercompany Facility
On August 30, 2016, ESH REIT, as borrower, and the Corporation, as lender, entered into an unsecured intercompany credit facility (the “Unsecured Intercompany Facility”), under which ESH REIT borrowed $75.0 million from the Corporation upon the facility’s closing. As of December 31, 2018 and 2017, the amount outstanding under the facility was $0. Subject to certain conditions, the principal amount of the Unsecured Intercompany Facility may be increased up to an amount that shall not exceed the greater of (i) $300.0 million and (ii) an unlimited amount so long as the incremental loan-to-value ratio, determined on a pro-forma basis as of the last day of the most recently ended test period, as if any incremental loans available under such incremental commitments had been outstanding on the last day of such period, and, in each case, without netting the cash proceeds of any such incremental loans, does not exceed 5.0%. Loans under the facility bear interest at 5.0% per annum. There is no scheduled amortization and the facility matures on August 30, 2023. ESH REIT has the option to voluntarily prepay outstanding loans at any time upon one business day’s prior written notice.
The Unsecured Intercompany Facility contains a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends or distributions, make certain investments and other restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, sell assets or merge, consolidate or transfer all or substantially all of their assets. The facility contains certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases and management agreements. If an event of default occurs, the Corporation is entitled to take various actions, including the acceleration of amounts due under the facility and all other actions that a creditor is permitted to take following a default. As of December 31, 2018, ESH REIT was in compliance with all covenants under the Unsecured Intercompany Facility.

Future Maturities of Debt—The future maturities of debt as of December 31, 2018, are as follows (in thousands):

Years Ending December 31,
2019	$11,366	(1)
2020	11,366	(1)
2021	11,366	(1)
2022	11,366	(1)
2023	1,091,128	(1)
Thereafter	1,300,000	(1)
Total	$2,436,592
______________________

(1)
Under the 2016 Term Facility, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required. Annual mandatory prepayments for the year are due during the first quarter of the following year. No mandatory prepayments were required in the first quarter of 2019 based on ESH REIT’s Excess Cash Flow for the year ended December 31, 2018.

Mandatorily Redeemable Preferred Stock—The Corporation has authorized 350.0 million shares of preferred stock, $0.01 par value, of which 7,130 and 7,133 shares of mandatorily redeemable voting preferred stock were issued and outstanding as of December 31, 2018 and 2017, respectively. Dividends on these mandatorily redeemable voting preferred shares are payable quarterly in arrears at a rate of 8.0% per year. With respect to dividend, distribution and liquidation rights, the 8.0% voting preferred stock ranks senior to the Corporation’s common stock. On or after November 15, 2018, a holder of the 8.0% voting preferred stock has the right to require the Corporation to redeem in cash the 8.0% voting preferred stock at $1,000 per share plus any accumulated unpaid dividends. On November 15, 2020, the Corporation shall mandatorily redeem all of the 8.0% voting preferred stock at $1,000 per share plus any accumulated unpaid dividends.
Due to the fact that the 8.0% mandatorily redeemable voting preferred stock is mandatorily redeemable by the Corporation, it is classified as a liability on the accompanying consolidated balance sheets. Dividends on these preferred shares are classified as net interest expense on the accompanying consolidated statements of operations.
Fair Value of Debt—As of December 31, 2018 and 2017, the estimated fair value of the Company’s debt was $2.3 billion and $2.6 billion, respectively, and the estimated fair value of the Corporation’s 8.0% mandatorily redeemable preferred stock was $7.0 million and $7.1 million, respectively. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available, to the stated interest rates and spreads on the Company’s debt and the Corporation’s 8.0% mandatorily redeemable preferred stock.
Interest Expense, net—The components of net interest expense during the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Contractual interest(1)	$116,348	$118,510	$127,633
Amortization of deferred financing costs and debt discount	8,005	8,097	9,882
Debt extinguishment and other costs(2)	3,030	3,335	27,435
Interest income	(2,513)	(170)	(413)
Total	$124,870	$129,772	$164,537

______________________

(1)	Includes dividends on the shares of mandatorily redeemable preferred stock.

(2)	Includes interest expense associated with capital leases.

8. DERIVATIVE INSTRUMENTS
In September 2016, ESH REIT entered into a floating-to-fixed interest rate swap, as amended and supplemented from time to time, at a fixed rate of 1.175% and a floating rate of one-month LIBOR to manage its exposure to interest rate risk on a portion of the 2016 Term Facility. The notional amount of the interest rate swap as of December 31, 2018 was $300.0 million. The notional amount decreases by an additional $50.0 million every six months until the swap’s maturity in September 2021.
On January 1, 2018, the Company adopted ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which changed the designation and measurement guidance for qualifying hedging relationships as well as the presentation of hedging results, and as a result recorded a cumulative-effect adjustment to reclassify a previously recorded loss of $0.7 million from retained earnings to accumulated other comprehensive income (loss) and noncontrolling interests. For the year ended December 31, 2018, the Company received proceeds of $2.8 million that offset interest expense and recorded interest expense of $0.7 million and $0.2 million for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2018, $3.5 million is expected to be recognized through earnings over the following twelve months.
The table below presents the amounts and classification on the Company’s financial statements related to the interest rate swap (in thousands):

	Other assets	Accumulated other comprehensive income, net of tax		Other non-operating (income) expense	Interest (income) expense, net
As of December 31, 2018	$5,789	$4,934	(1)
As of December 31, 2017	$6,387	$5,992	(2)
For the year ended December 31, 2018				$—	$(2,765)
For the year ended December 31, 2017				$314	$707
For the year ended December 31, 2016				$—	$183

_______________________________

(1)	Changes during the year ended December 31, 2018, on a pre-tax basis, consisted of changes in fair value of $(0.6) million and the cumulative effect adjustment of $(0.7) million.

(2)
Changes during the year ended December 31, 2017, on a pre-tax basis, consisted of changes in fair value of $1.4 million (effective portion) and amortization of accumulated other comprehensive income prior to hedge de-designation of $0.7 million and removal of a previous LIBOR floor of $(0.3) million.

9.	INCOME TAXES
Income (loss) before income tax expense for the years ended December 31, 2018, 2017 and 2016 consists of the following (in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
U.S.	$254,172	$244,995	$196,557
Canada	(340)	(13,293)	1,146
Total	$253,832	$231,702	$197,703
The components of income tax expense (benefit) for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Federal (including foreign):
Current	$31,401	$49,307	$51,495
Deferred	711	1,675	(23,377)
State:
Current	9,656	9,244	8,831
Deferred	308	(712)	(2,598)
Total	$42,076	$59,514	$34,351
The differences between income tax expense at the effective tax rate and the statutory U.S. federal income tax rate for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	Year Ended December 31, 2018		Year Ended December 31, 2017		Year Ended December 31, 2016
Tax at statutory rate	$53,305	21.0%	$81,096	35.0%	$69,196	35.0%
State income tax	7,847	3.1	5,578	2.4	2,891	1.5
Foreign income tax rate differential	—	—	(4,741)	(2.0)	891	0.5
Nondeductible (nontaxable):
ESH REIT income	(14,976)	(5.9)	(25,689)	(11.1)	(34,132)	(17.3)
Change in expected distribution policy	—	—	—	—	(1,633)	(0.8)
Equity-based compensation	(524)	(0.2)	(263)	(0.1)	807	0.4
Other permanent differences	30	—	3,283	1.4	743	0.3
Estimate of future nontaxable distributions from ESH REIT	5,020	2.0	(2,054)	(0.9)	(8,461)	(4.3)
Change in ESH REIT temporary differences	(9,525)	(3.7)	(2,102)	(0.9)	3,917	2.0
Change in deferred tax rate(1)	—	—	4,051	1.7	—	—
Valuation allowance	(2)	—	(427)	(0.2)	981	0.5
Tax credits	(661)	(0.3)	(497)	(0.2)	(648)	(0.3)
Other - net	1,562	0.6	1,279	0.6	(201)	(0.1)
Income tax expense - net	$42,076	16.6%	$59,514	25.7%	$34,351	17.4%
________________________

(1)
Reflects the impact of the TCJA on Corporation deferred tax assets, specifically the remeasurement of deferred tax assets at December 31, 2017, using newly enacted tax rates, which resulted in deferred income tax expense.

The significant components of deferred tax assets and deferred tax liabilities as of December 31, 2018 and 2017, consist of the following (in thousands):

	December 31, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carryforwards	$2,926	$2,900
Accruals and allowances	10,861	15,072
Equity-based compensation	1,409	1,603
Depreciable property	3,211	4,028
Other	652	426
Total deferred tax assets	19,059	24,029
Valuation allowance	(2,926)	(2,900)
Net deferred tax assets	16,133	21,129
Deferred tax liabilities:
Undistributed ESH REIT income	(5,578)	(9,676)
Intangible assets	(2,600)	(2,545)
Prepaid expenses	(629)	(763)
Other	(17)	(20)
Total net deferred tax assets (liabilities):	$7,309	$8,125
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
As of December 31, 2018, the Company completed its accounting for all tax effects related to the TCJA. As of December 31, 2017, the Company estimated the remeasurement of its net deferred tax asset based on the newly enacted 21% federal corporate income tax rate and during the year ended December 31, 2017, recorded provisional deferred income tax expense of $4.1 million. This amount is no longer provisional and during the year ended December 31, 2018, there was no material change from the previously recorded provisional amount.
During the years ended December 31, 2018, 2017 and 2016, ESH REIT recognized a dividends paid deduction for 100% of its taxable income, incurring no federal income tax and minimal state and local income taxes.
ESH REIT had taxable income prior to distributions of $297.2 million, $231.6 million and $210.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. In 2018, ESH REIT made $277.8 million in cash distributions to its shareholders, $277.1 million of which were considered ordinary taxable income and $0.7 million which were accumulated distributions on restricted stock settled during the period. The 2018 cash distributions included $2.8 million previously deducted in 2017 to fully offset 2017 taxable income. In 2017, ESH REIT made $235.1 million in cash distributions to its shareholders, all of which were considered ordinary taxable income. The 2017 cash distributions included $6.2 million of distributions previously deducted in 2016 to fully offset 2016 taxable income. In 2016, ESH REIT made $280.9 million in cash distributions to its shareholders, all of which were considered ordinary taxable income. The 2016 cash distribution included a special distribution of $86.5 million paid in January 2016. In 2015, $77.1 million of the special distribution was deductible; the remaining $9.4 million was deductible in 2016.
As of December 31, 2018 and 2017, the Company recorded a valuation allowance related to the net operating loss carryforwards of its Canadian Operating Lessee and state net operating losses of ESH REIT. The Company has concluded that, in light of available evidence, it is more likely than not that these net operating loss carryforwards will not be realized.

As of December 31, 2018, the book basis of ESH REIT’s property and equipment was $21.9 million greater than the tax basis.
The Company evaluates its open tax positions using the criteria established by ASC 740, Income Taxes. The Company has concluded that it has not taken any material tax positions that are not more likely than not to be sustained upon examination and has therefore not recorded any reserves for uncertain tax positions. The Company’s federal income tax returns for the years 2015 to present are subject to examination by the Internal Revenue Service and other taxing authorities.
As of December 31, 2018, Extended Stay America, Inc. was under examination by the Internal Revenue Service for the tax year ending December 31, 2016. As of December 31, 2018, a subsidiary of ESH REIT was under examination by the Canadian Revenue Agency for tax years 2014 through 2017. As these audits are still in process, the timing of the resolution and any payments that may be required cannot be determined at this time. The Company believes that, to the extent a liability may exist, it is appropriately reserved as of December 31, 2018.

10.	QUARTERLY RESULTS (Unaudited)
Quarterly financial data for the years ended December 31, 2018 and 2017 is as follows (in thousands, except per share data):

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2018	2017	2018	2017	2018	2017	2018		2017
Total revenues	$297,767	$290,991	$336,501	$338,363	$351,076	$350,866	$289,715		$302,505
Income from operations	68,729	52,931	112,504	98,442	121,462	117,918	75,242		91,784
Net income	31,095	16,063	65,570	49,725	75,692	66,250	39,399		40,150
Net (income) loss attributable to noncontrolling interests	(16,243)	7,038	(514)	2,050	(3,790)	(12,374)	(78,345)		(90,055)
Net income (loss) attributable to common shareholders	14,852	23,101	65,056	51,775	71,902	53,876	(38,946)		(49,905)
Net income (loss) per common share—basic(1)	$0.08	$0.12	$0.34	$0.27	$0.38	$0.28	$(0.21)		$(0.26)
Net income (loss) per common share—diluted(1)	$0.08	$0.12	$0.34	$0.27	$0.38	$0.28	$(0.21)	(2)	$(0.26)	(3)
_________________________

(1)	The sum of the four quarters may differ from the annual amount due to rounding.

(2)	Excludes 0.4 million anti-dilutive securities.

(3)	Excludes 0.5 million anti-dilutive securities.

11.	EQUITY
The Corporation
The Corporation has authorized 3,500.0 million shares of common stock, par value $0.01 per share, of which 188.2 million and 192.1 million shares were issued and outstanding as of December 31, 2018 and 2017, respectively. Each share of the Corporation’s outstanding common stock is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT.
The Corporation has authorized 350.0 million shares of preferred stock, $0.01 par value, of which 7,130 and 7,133 shares of mandatorily redeemable voting preferred stock were issued and outstanding as of December 31, 2018 and 2017, respectively. Dividends on these mandatorily redeemable voting preferred shares are payable quarterly in arrears at a rate of 8.0% per year. With respect to dividend, distribution and liquidation rights, the 8.0% voting preferred stock ranks senior to the Corporation’s common stock. The outstanding 8.0% mandatorily redeemable voting preferred shares are classified as a liability on the accompanying consolidated balance sheets and are further described in Note 7.
The Corporation paid cash distributions totaling $45.8 million, $56.1 million and $74.2 million during the years ended December 31, 2018, 2017 and 2016, respectively, to its common shareholders, all of which were considered taxable dividends.
Paired Share Repurchase Program—In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program. As a result of several increases in authorized amounts and program extensions, the Paired Share repurchase program currently authorizes the Corporation and ESH REIT to purchase up to $400 million in Paired Shares through December 31, 2019. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of December 31, 2018, the Corporation and ESH REIT repurchased and retired 17.3 million Paired Shares for $180.1 million and $107.5 million, respectively, and $112.5 million remained available under the Paired Share repurchase program.
Noncontrolling Interests
Third party equity interests in the Corporation consist of the outstanding shares of the Class B common stock of ESH REIT, which represent approximately 43% of ESH REIT’s total common equity as of December 31, 2018 and 2017, and the outstanding 125 shares of 12.5% preferred stock of ESH REIT. These interests, which are not owned by the Corporation, are presented as noncontrolling interests.

ESH REIT
ESH REIT has authorized 4,300.0 million shares of Class A common stock, par value $0.01 per share, of which 250.5 million shares were issued and outstanding as of December 31, 2018 and 2017. All issued and outstanding shares of ESH REIT Class A common stock were held by the Corporation as of December 31, 2018 and 2017. ESH REIT has authorized 7,800.0 million shares of Class B common stock, par value $0.01 per share, of which 188.2 million and 192.1 million shares were issued and outstanding as of December 31, 2018 and 2017, respectively. Each share of ESH REIT’s outstanding Class B common stock is attached to and trades as a single unit with one share of the Corporation’s common stock.
ESH REIT has authorized 350.0 million shares of preferred stock, par value $0.01 per share, of which no shares were issued or outstanding as of December 31, 2018 and 2017. Additionally, ESH REIT has authorized 125 shares of preferred stock, no par value, all of which were issued and outstanding as of December 31, 2018 and 2017. The outstanding ESH REIT preferred stock pays dividends at a rate of 12.5% per year. With respect to dividends and distributions upon ESH REIT’s liquidation, winding-up or dissolution, the 12.5% preferred stock ranks senior to the ESH REIT Class A and Class B common stock. The liquidation preference of the 12.5% preferred stock is $1,000 per share plus any accumulated unpaid dividends. Shares of 12.5% preferred stock may be redeemed, in whole or in part, at any time for a per share amount equal to the liquidation preference plus all accumulated unpaid dividends.
ESH REIT paid cash distributions totaling $277.8 million (of which $157.8 million was paid to the Corporation), $235.6 million (of which $132.8 million was paid to the Corporation), and $281.4 million (of which $155.3 million was paid to the Corporation) during the years ended December 31, 2018, 2017 and 2016, respectively.

12.	COMMITMENTS AND CONTINGENCIES
Lease Commitments—The Company is a tenant under long-term ground leases at five of its hotel properties, including one hotel site for which development is in process. The ground lease agreements terminate at various dates between 2023 and 2096 and several of the agreements include multiple renewal options for generally five or ten year periods. The Company is also a tenant under a lease for its corporate office. The office operating lease terminates in August 2021 and includes renewal options for two five-year terms.
Rent expense on operating leases is recognized on a straight-line basis and was $3.2 million, $3.2 million, and $3.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Lease expenses, excluding costs associated with capital leases, are included in hotel operating expense, while office lease expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
As of December 31, 2018 and 2017, capital lease assets totaled $3.8 million and $0, respectively, and are included in property and equipment on the accompanying consolidated balance sheets (see Note 5). Capital lease liabilities totaled $3.4 million and $0 as of December 31, 2018 and 2017, respectively, and are included in accounts payable and accrued liabilities on the accompanying consolidated balances sheets.
Future minimum lease payments as of December 31, 2018, are as follows (in thousands):

Years Ending December 31,	Operating Leases	Capital Leases	Total
2019	$2,779	$351	$3,130
2020	2,899	375	3,274
2021	2,220	384	2,604
2022	806	386	1,192
2023	545	387	932
Thereafter	78,097	3,340	81,437
Total	$87,346	$5,223	$92,569
Letter of Credit—As of December 31, 2018, the Company had one outstanding letter of credit, issued by the Corporation for $0.2 million, which is collateralized by the 2016 Corporation Revolving Credit Facility.

Other Commitments—As of December 31, 2018, accounts payable and accrued liabilities on the accompanying consolidated balance sheet includes $12.3 million related to a resolved legal matter that is payable in early 2019. The amount is expected to be reimbursed and is offset by a $12.3 million receivable included in other assets on the accompanying consolidated balance sheet.
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
The Corporation and ESH REIT each maintain an LTIP, as amended and restated in 2015, approved by their shareholders. Under the LTIPs, the Corporation and ESH REIT may issue to eligible employees or directors RSUs or other equity-based awards, in respect of Paired Shares, with service, performance or market vesting conditions. The aggregate number of Paired Shares that may be the subject of awards under the LTIPs shall not exceed 8.0 million, of which no more than 4.0 million may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIP has a share reserve of an equivalent number of shares of Corporation common stock and ESH REIT Class B common stock. As of December 31, 2018, 5.1 million Paired Shares were available for future issuance under the LTIPs.
Equity-based compensation expense is recognized by amortizing the grant-date fair value on a straight-line basis over the requisite service period of each award. A portion of the grant-date fair value of all equity-based awards is allocated to a share of Corporation common stock and a portion is allocated to a share of ESH REIT Class B common stock. Equity-based compensation expense was $7.7 million, $7.6 million and $12.0 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.
As of December 31, 2018, unrecognized compensation expense related to outstanding equity-based awards and the related weighted-average period over which it is expected to be recognized subsequent to December 31, 2018 is presented in the following table. Total unrecognized compensation expense will be adjusted for actual forfeitures.

	Unrecognized Compensation Expense Related to Outstanding Awards (in thousands)	Remaining Weighted- Average Amortization Period (in years)
RSAs/RSUs with service vesting conditions	$5,632	1.8
RSUs with performance vesting conditions	—	—
RSUs with market vesting conditions	2,619	1.8
Total unrecognized compensation expense	$8,251

RSA/RSU activity during the years ended December 31, 2018, 2017 and 2016, was as follows:

			Performance-Based Awards
	Service-Based Awards		Performance Vesting		Market Vesting
	Number of RSAs/RSUs (in thousands)	Weighted- Average Grant- Date Fair Value(1)	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value(1)
Outstanding at January 1, 2016	992	$18.24	19	$19.07	556	$6.81
Granted	536	$14.08	166	$14.07	441	$12.03
Settled	(582)	$16.66	(19)	$19.07	—	$—
Forfeited	(54)	$15.56	(47)	$14.07	(25)	$13.19
Outstanding at December 31, 2016	892	$16.93	119	$14.07	972	$9.01
Granted	272	$17.51	192	$17.45	104	$18.58
Settled	(417)	$17.75	(119)	$14.07	—	$—
Forfeited	(145)	$15.13	(39)	$17.45	(865)	$8.35
Outstanding at December 31, 2017	602	$17.06	153	$17.45	211	$16.46
Granted	401	$19.42	57	$19.52	204	$17.41
Settled	(399)	$17.46	(153)	$17.45	(41)	$20.76
Forfeited	(81)	$18.05	(25)	$19.52	(77)	$15.36
Outstanding at December 31, 2018	523	$18.42	32	$19.52	297	$16.79

Vested at December 31, 2017	46	$23.66	145	$17.45	41	$20.76
Nonvested at December 31, 2017	556	$18.46	—	$—	170	$20.48

Vested at December 31, 2018	7	$19.11	32	$19.52	50	$12.03
Nonvested at December 31, 2018	516	$18.41	—	$—	247	$17.75
_____________________

(1)	An independent valuation was performed contemporaneously with the issuance of grants.
The grant-date fair value of awards with service vesting conditions is based on the closing price of a Paired Share on the date of grant. Service-based awards vest over a period of two to four years, subject to the grantee’s continued employment or service. The grant-date fair value of awards with performance vesting conditions is based on the closing price of a Paired Share on the date of grant. Equity-based compensation expense with respect to these awards is adjusted over the vesting period to reflect the probability of achievement of performance targets defined in the award agreements. These awards vest over a one-year period, subject to the grantee’s continued employment, with the ability to earn Paired Shares in a range of 0% to 200% of the awarded number of RSUs based on the achievement of defined performance targets. The grant-date fair value of awards with market vesting conditions is based on an independent third-party valuation. These awards vest at the end of a three-year period, subject to the grantee’s continued employment, with the ability to earn Paired Shares in a range of 0% to 150% of the awarded number of RSUs based on the total shareholder return of a Paired Share relative to the total shareholder return of other publicly traded lodging companies identified in the award agreements. During the year ended December 31, 2018, the grant-date fair value of awards with market vesting conditions were calculated using a Monte Carlo simulation model with the following key assumptions:

Expected holding period	2.86 years
Risk–free rate of return	2.37%
Expected dividend yield	4.61%

14.	DEFINED CONTRIBUTION BENEFIT PLANS
ESA Management has a savings plan that qualifies under Section 401(k) of the Code for all employees meeting the eligibility requirements of the plan. Through December 31, 2015, the plan had an employer-matching contribution of 50% of the first 6% of an employee’s contribution, which vested over an employee’s initial five-year service period. For the period from January 1, 2016 through September 9, 2016, the plan had an employer-matching contribution of 100% of the first 3% of an employee’s contribution and 50% of the next 2% of an employee’s contribution, which vested immediately. Beginning January 1, 2017, the plan has an employer-matching contribution of 50% of the first 6% of an employee’s contribution, which vests over an employee’s initial three-year service period. The plan also provides for contribution of up to 100% of eligible employee pretax salary, subject to the Code’s annual deferral limit of $18,500 during 2018 and $18,000 during 2017 and 2016.

Employer contributions, net of forfeitures, totaled $1.8 million, $1.7 million and $2.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.
In June 2016, ESA Management established a non-qualified deferred compensation plan to allow certain eligible employees an option to defer a portion of their compensation on a tax-deferred basis. Beginning January 2017, the plan had an employer-matching contribution of 50% of the first 6% of an employee’s contribution, which vests over a three-year service period. The plan is fully funded in a Rabbi Trust, which is subject to creditor claims in the event of insolvency, but the assets held in the Rabbi Trust are not available for general corporate purposes. As of December 31, 2018 and 2017, plan assets and liabilities of $1.4 million and $0.9 million, respectively, are included in other assets and accounts payable and accrued liabilities on the accompanying consolidated balance sheets.

15.	RELATED PARTY TRANSACTIONS
Investment funds and affiliates of Paulson & Co. Inc., a member of the Company’s former ownership group, held 7,036 shares of the Corporation’s outstanding mandatorily redeemable preferred stock as of December 31, 2018 and 2017. During 2017, the Corporation repurchased 14,069 preferred shares from investment funds and affiliates of Centerbridge Partners, L.P. and The Blackstone Group L.P., each also members of the Company’s former ownership group, at par value, or $14.1 million.
As of December 31, 2018 and 2017, the outstanding balance owed by ESH REIT to the Corporation under the Unsecured Intercompany Facility was $0. ESH REIT is able to borrow under the Unsecured Intercompany Facility up to $300.0 million, plus additional amounts, in each case, subject to certain conditions. The outstanding debt balance and interest expense owed by ESH REIT to the Corporation related to this facility eliminate in consolidation (see Note 7).
During the year ended December 31, 2017, the Corporation and ESH REIT repurchased and retired 2.0 million Paired Shares from investment funds and affiliates of Paulson & Co. Inc., Centerbridge Partners, L.P. and The Blackstone Group L.P., each members of the Company’s former ownership group, for $21.4 million and $12.2 million, respectively. These Paired Shares were purchased in connection with secondary offerings consummated during the year ended December 31, 2017, and pursuant to, and counted toward, the combined Paired Share repurchase program (see Note 11).

16.	SEGMENTS
The Company’s operating segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by its chief operating decision maker to assess performance and make decisions regarding the allocation of resources. The Company’s operating and reportable segments are defined as follows:

•	Owned Hotels—Earnings are derived from the operation of owned hotel properties and include room and other hotel revenues.

•
Franchise and management—Earnings are derived from revenues (i.e., fees) under various franchise and management agreements with third-parties. These contracts provide the Company the ability to earn compensation for licensing the Extended Stay America brand name, providing access to shared system-wide platforms and/or management services.

The performance of the Company’s operating segments is evaluated primarily on income from operations. Selected financial data is provided below (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenues:
Owned hotels	$1,259,182	$1,282,725	$1,270,593
Franchise and management (1)	7,086	3,873	3,811
Total segment revenues	1,266,268	1,286,598	1,274,404
Corporate and other (2)	80,942	75,692	79,792
Other revenues from franchise and managed properties (3)	12,567	—	—
Intersegment eliminations (4)	(84,718)	(79,565)	(83,603)
Total	1,275,059	1,282,725	1,270,593

Income (loss) from operations:
Owned hotels (5)	$394,669	$383,061	$385,033
Franchise and management (1)	7,086	3,873	3,811
Total segment income from operations	401,755	386,934	388,844
Corporate and other (2)	(23,168)	(25,859)	(28,180)
Other expenses from franchise and managed properties, net(3)	(650)	—	—
Total	$377,937	$361,075	$360,664
_________________________________

(1)
Includes intellectual property fees charged to the owned hotels segment of $3.8 million, $3.9 million and $3.8 million for the years ended December 31, 2018, 2017 and 2016, respectively, that are eliminated in the consolidated statements of operations.

(2)
Includes revenues generated and operating expenses incurred in connection with the overall support of owned, franchised and managed hotels and related operations. These amounts include management fees earned by and cost reimbursements charged to the owned hotels segment of $80.9 million, $75.7 million and $79.8 million for the years ended December 31, 2018, 2017 and 2016, respectively, that are eliminated in the consolidated statements of operations.

(3)
Includes direct reimbursement of specific costs incurred under franchise and management agreements that the Company is reimbursed for on a dollar-for-dollar basis, as well as indirect reimbursement of certain costs incurred associated with the Company’s shared platform (i.e., system services) (see Note 2).

(4)	Includes management fees, intellectual property fees and other cost reimbursements charged to the owned hotels segment that are eliminated in the consolidated statements of operations.

(5)
Net of impairment charges of $43.6 million, $25.2 million and $9.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. Also includes gain on sale of hotel properties of $42.5 million and $10.0 million for the years ended December 31, 2018 and 2017, respectively.

Total assets for each of the Company’s operating segments are provided below (in thousands):

	December 31, 2018	December 31, 2017
Assets:
Owned hotels	$3,643,603	$4,021,672
Franchise and management	14,634	9,933
Total segment assets	3,658,237	4,031,605
Corporate and other	308,181	85,215
Intersegment eliminations	(42,208)	(40,815)
Total	$3,924,210	$4,076,005

Total capital expenditures for each of the Company's operating segments are provided below (in thousands):

	Year Ended December 31,
	2018	2017	2016
Capital Expenditures:
Owned hotels	$207,997	$164,909	$224,043
Franchise and management	250	—	—
Total segment capital expenditures	208,247	164,909	224,043
Corporate and other	1,027	1,469	1,280
Total	$209,274	$166,378	$225,323

17.	REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenues
The following table disaggregates room revenues from owned hotels by booking source for the year ended December 31, 2018 (in thousands):

December 31, 2018
Property direct	$360,718
Central call center	303,336
Proprietary website	220,734
Third-party intermediaries	300,965
Travel agency global distribution systems	51,558
Total room revenues from owned hotels(1)	$1,237,311
_________________________________

(1)	In addition to room revenues, the Company’s owned hotels earned $21.9 million of other hotel revenues during the year ended December 31, 2018.
The following table disaggregates room revenues from owned hotels by length of guest stay for the year ended December 31, 2018 (in thousands):

December 31, 2018
1-6 nights	$457,380
7-29 nights	261,674
30+ nights	518,257
Total room revenues from owned hotels(1)	$1,237,311
_________________________________

(1)	In addition to room revenues, the Company’s owned earned $21.9 million of other hotel revenues during the year ended December 31, 2018.

The following table disaggregates revenues from franchised and managed hotels for the year ended December 31, 2018 (in thousands):

December 31, 2018
Management fees	$1,175
Franchise fees	2,135
Indirect reimbursements (system service fees)	2,444
Direct reimbursements	10,123
Total revenues from franchised and managed hotels	$15,877
Outstanding Contract Liabilities
Contract liabilities relate to advanced deposits and deferred revenue with respect to owned hotels and, with respect to third-party owned hotels, advance consideration received, such as initial franchise fees paid when a franchise agreement is executed and certain system implementation fees paid at the time of installation. Contract liabilities are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets. The following table presents outstanding contract liabilities and the amount of outstanding January 1, 2018 contract liabilities that were recognized as revenue during the year ended December 31, 2018 (in thousands):

	Outstanding Contract Liabilities	Outstanding Contract Liabilities as of January 1, 2018 Recognized as Revenue
As of December 31, 2018	$13,829
As of January 1, 2018	$9,284
For the year ended December 31, 2018		$8,819
Performance Obligations
As of December 31, 2018, $8.9 million of the outstanding contract liabilities related to owned hotels and $4.9 million related to third-party owned (i.e., franchised) hotels. The Company does not estimate revenues expected to be recognized related to unsatisfied performance obligations for royalty fees, system service fees or management fees, as they are considered either sales-based fees or allocated to wholly unsatisfied performance obligations in a series.
Performance obligations related to owned hotels are expected to be satisfied within less than one year. Performance obligations related to third-party owned (i.e., franchised) hotels are expected to be satisfied over the term of the respective franchise agreements, which are typically 20 years.

18.	SUBSEQUENT EVENTS
Effective January 1, 2019, the Boards of Directors of the Corporation and ESH REIT authorized an extension of the maturity date of the Paired Share repurchase program through December 31, 2019.
On February 27, 2019, the Board of Directors of the Corporation declared a cash distribution of $0.07 per share for the fourth quarter of 2018 on its common stock. This distribution is payable on March 28, 2019 to shareholders of record as of March 14, 2019. Also on February 27, 2019, the Board of Directors of ESH REIT declared a cash distribution of $0.15 per share for the fourth quarter of 2018 on its Class A and Class B common stock. This distribution is also payable on March 28, 2019 to shareholders of record as of March 14, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of ESH Hospitality, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ESH Hospitality, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
/s/ Deloitte and Touche LLP
Charlotte, North Carolina
February 27, 2019
We have served as the Company’s auditor since 2013.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2018 AND 2017
(In thousands, except share and per share data)

	December 31, 2018	December 31, 2017
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $1,215,899 and $1,143,164	$3,467,645	$3,775,640
RESTRICTED CASH	—	15,985
CASH AND CASH EQUIVALENTS	178,538	38,930
RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC. (Note 11)	4,098	3,704
DEFERRED RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC. (Note 11)	8,637	24,388
INTANGIBLE ASSETS - Net of accumulated amortization of $36 and $0	2,760	—
GOODWILL	44,012	47,584
OTHER ASSETS	22,692	29,212
TOTAL ASSETS	$3,728,382	$3,935,443
LIABILITIES AND EQUITY
LIABILITIES:
Term loan facilities payable - Net of unamortized deferred financing costs and debt discount of $14,879 and $18,695	$1,121,713	$1,265,112
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $26,206 and $30,344	1,273,794	1,269,656
Unearned rental revenues from Extended Stay America, Inc. (Note 11)	37,506	40,523
Due to Extended Stay America, Inc., net (Note 11)	12,177	7,055
Accounts payable and accrued liabilities	68,018	60,755
Deferred tax liabilities	20	48
Total liabilities	2,513,228	2,643,149
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY:
Common stock - Class A: $0.01 par value, 4,300,000,000 shares authorized, 250,493,583 shares issued and outstanding; Class B: $0.01 par value, 7,800,000,000 shares authorized, 188,219,605 and 192,099,933 shares issued and outstanding	4,387	4,426
Additional paid in capital	1,090,809	1,088,793
Preferred stock—no par value, $1,000 liquidation value, 125 shares authorized, issued and outstanding	73	73
Retained earnings	114,096	191,964
Accumulated other comprehensive income	5,789	7,038
Total equity	1,215,154	1,292,294
TOTAL LIABILITIES AND EQUITY	$3,728,382	$3,935,443
See accompanying notes to consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(In thousands, except per share data)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
REVENUES - Rental revenues from Extended Stay America, Inc. (Note 11)	$667,428	$683,500	$694,275
OPERATING EXPENSES:
Hotel operating expenses	85,089	90,495	89,166
General and administrative expenses (Note 11)	15,245	14,801	14,264
Depreciation and amortization	207,313	225,484	216,394
Impairment of long-lived assets	—	15,046	—
Total operating expenses	307,647	345,826	319,824
(LOSS) GAIN ON SALE OF HOTEL PROPERTIES, NET (Note 4)	(5,624)	8,562	—
OTHER INCOME	645	673	5
INCOME FROM OPERATIONS	354,802	346,909	374,456
OTHER NON-OPERATING INCOME	(869)	(227)	(1,245)
INTEREST EXPENSE, NET	124,745	130,923	163,443
INCOME BEFORE INCOME TAX EXPENSE	230,926	216,213	212,258
INCOME TAX EXPENSE	797	1,229	51
NET INCOME	$230,129	$214,984	$212,207
NET INCOME PER ESH HOSPITALITY, INC. COMMON SHARE:
Class A - basic	$0.52	$0.49	$0.47
Class A - diluted	$0.52	$0.48	$0.47
Class B - basic	$0.52	$0.48	$0.47
Class B - diluted	$0.52	$0.48	$0.47
WEIGHTED-AVERAGE ESH HOSPITALITY, INC. COMMON SHARES OUTSTANDING:
Class A - basic	250,494	250,494	250,494
Class A - diluted	250,494	250,494	250,494
Class B - basic	189,389	193,101	200,572
Class B - diluted	189,821	193,101	200,736
See accompanying notes to consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(In thousands)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
NET INCOME	$230,129	$214,984	$212,207
OTHER COMPREHENSIVE INCOME, NET OF TAX:
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS:
FOREIGN CURRENCY TRANSLATION GAIN, NET OF TAX OF $0, $0 AND $91	—	531	583
RECLASSIFICATION ADJUSTMENT - SALE OF CANADIAN HOTEL PROPERTIES, NET OF TAX OF $0, $(264) AND $0	—	12,256	—
TOTAL FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	—	12,787	583

DERIVATIVE ADJUSTMENTS:
INTEREST RATE CASH FLOW HEDGE (LOSS) GAIN, NET OF TAX OF $(13), $0, AND $16	(585)	1,400	4,975
RECLASSIFICATION ADJUSTMENT - AMOUNTS RECLASSIFIED TO NET INCOME, NET OF TAX OF $0	—	663	—
TOTAL DERIVATIVE ADJUSTMENTS	(585)	2,063	4,975

COMPREHENSIVE INCOME	$229,544	$229,834	$217,765
See accompanying notes to consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(In thousands, except per share data)

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - January 1, 2016	250,494	204,594	$4,554	125	$73	$1,168,903	$186,306	$(13,370)	$1,346,466
Net income	—	—	—	—	—	—	212,207	—	212,207
Foreign currency translation gain, net of tax	—	—	—	—	—	—	—	583	583
Interest rate cash flow hedge gain, net of tax	—	—	—	—	—	—	—	4,975	4,975
Repurchase of Class B common stock	—	(9,415)	(94)	—	—	—	(53,581)	—	(53,675)
Common distributions - $0.43 per Class A and Class B common share	—	—	—	—	—	(26,933)	(168,384)	—	(195,317)
Preferred distributions	—	—	—	—	—	—	(16)	—	(16)
Equity-based compensation	—	228	2	—	—	2,694	—	—	2,696
BALANCE - December 31, 2016	250,494	195,407	4,462	125	73	1,144,664	176,532	(7,812)	1,317,919
Net income	—	—	—	—	—	—	214,984	—	214,984
Foreign currency translation gain, net of tax	—	—	—	—	—	—	—	12,787	12,787
Interest rate cash flow hedge gain, net of tax	—	—	—	—	—	—	—	2,063	2,063
Repurchase of Class B common stock	—	(3,624)	(39)	—	—	—	(22,737)	—	(22,776)
Common distributions - $0.53 per Class A and Class B common share	—	—	—	—	—	(58,523)	(176,799)	—	(235,322)
Preferred distributions	—	—	—	—	—	—	(16)	—	(16)
Equity-based compensation	—	317	3	—	—	2,652	—	—	2,655
BALANCE—December 31, 2017	250,494	192,100	4,426	125	73	1,088,793	191,964	7,038	1,292,294
Net income	—	—	—	—	—	—	230,129	—	230,129
Cumulative effect adjustment of ASC 2017-12	—	—	—	—	—	—	664	(664)	—
Interest rate cash flow hedge loss, net of tax	—	—	—	—	—	—	—	(585)	(585)
Repurchase of Class B common stock	—	(4,307)	(43)	—	—	—	(31,016)	—	(31,059)
Common distributions - $0.63 per Class A and Class B common share	—	—	—	—	—	—	(277,629)	—	(277,629)
Preferred distributions	—	—	—	—	—	—	(16)	—	(16)
Equity-based compensation	—	426	4	—	—	2,016	—	—	2,020
BALANCE - December 31, 2018	250,494	188,219	$4,387	125	$73	$1,090,809	$114,096	$5,789	$1,215,154
See accompanying notes to consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(In thousands)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
OPERATING ACTIVITIES:
Net income	$230,129	$214,984	$212,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	207,313	225,484	216,394
Foreign currency transaction loss (gain)	340	(541)	(1,245)
Loss on interest rate swap	—	667	—
Amortization and write-off of deferred financing costs and debt discount	8,505	7,987	30,358
Debt prepayment and extinguishment costs	1,183	2,351	3,999
Amortization and write-off of above-market ground leases	(1,426)	(136)	(136)
Loss on disposal of property and equipment	3,413	8,606	10,739
Loss (gain) on sale of hotel properties, net	5,624	(8,562)	—
Impairment of long-lived assets	—	15,046	—
Equity-based compensation	836	412	126
Deferred income tax (benefit) expense	(15)	(3,733)	571
Changes in assets and liabilities:
Deferred rents receivable from Extended Stay America, Inc.	15,044	15,162	1,288
Due (to) from Extended Stay America, Inc., net	(2,323)	(1,261)	4,400
Other assets	(3,541)	(2,855)	3,268
Unearned rental revenues/rents receivable from Extended Stay America, Inc., net	(3,412)	(470)	3,267
Accounts payable and accrued liabilities	4,788	452	7,113
Net cash provided by operating activities	466,458	473,593	492,349
INVESTING ACTIVITIES:
Purchases of property and equipment	(153,513)	(163,797)	(222,257)
Acquisition of hotel property	(12,733)	—	—
Development in process payments	(34,790)	—	—
Payments for intangible assets	(2,796)	—	—
Proceeds from sale of hotel properties	309,062	57,989	—
Proceeds from insurance and related recoveries	6,488	3,302	2,958
Net cash provided by (used in) investing activities	111,718	(102,506)	(219,299)
FINANCING ACTIVITIES:
Principal payments on mortgage loan	—	—	(1,931,157)
Proceeds from term loan facilities, net of debt discount	—	—	1,293,500
Principal payments on term loan facilities	(147,215)	(16,193)	(366,463)
Proceeds from senior notes, net of debt discount	—	—	788,000
Proceeds from revolving credit facility	—	105,000	70,000
Payments on revolving credit facility	—	(150,000)	(25,000)
Proceeds from loan payable to Extended Stay America, Inc.	—	—	75,000
Principal payments on loan payable to Extended Stay America, Inc.	—	(50,000)	(25,000)
Payments of deferred financing costs	—	—	(34,165)
Debt prepayment and extinguishment	(1,183)	(2,351)	(3,999)
Net proceeds to Extended Stay America, Inc.	—	—	(10,306)
Repurchase of common stock	(31,057)	(22,773)	(53,675)
Issuance of Class B common stock related to issuance of Paired Shares	2,732	1,915	1,244
Common distributions	(277,814)	(235,604)	(281,364)
Preferred distributions	(16)	(16)	(16)
Net cash used in financing activities	(454,553)	(370,022)	(503,401)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	123,623	1,065	(230,351)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of period	54,915	53,850	284,201
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - End of period	$178,538	$54,915	$53,850
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties	$117,756	$125,006	$116,919
Cash payments for income taxes, net of refunds of $6, $5 and $416	$730	$2,483	$1,712
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in due to/from Extended Stay America, Inc. and accounts payable and accrued liabilities	$27,505	$12,314	$20,996
Capital lease assets included in accounts payable and accrued liabilities	$4	$—	$—
Principal payments on term loan facilities included in accounts payable and accrued liabilities	$—	$—	$3,250
Deferred financing costs included in accounts payable and accrued liabilities	$—	$—	$76
Proceeds from sale of hotel properties included in other assets	$—	$12,589	$—
Common distributions included in accounts payable and accrued liabilities	$792	$983	$1,269
Net receivable related to RSUs not yet settled or issued included in due to/from Extended Stay America, Inc.	$403	$1,386	$958
See accompanying notes to consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2018 AND 2017 AND FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

1.	BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION
ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. Extended Stay America, Inc. (the “Corporation”), the parent of ESH REIT, was incorporated in the state of Delaware on July 8, 2013. The Corporation owns, and is expected to continue to own, all of the issued and outstanding Class A common stock of ESH REIT, which, as of December 31, 2018, represents approximately 57% of the outstanding common stock of ESH REIT.
A “Paired Share” consists of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. Each outstanding share of ESH REIT Class B common stock is attached to and trades with one share of Corporation common stock.
As of December 31, 2018, ESH REIT and its subsidiaries owned and leased 554 hotel properties in 40 U.S. states, consisting of approximately 61,500 rooms. As of December 31, 2017, ESH REIT and its subsidiaries owned and leased 624 hotel properties in 44 U.S. states, consisting of approximately 68,600 rooms. All hotels are leased to wholly-owned subsidiaries of the Corporation (the “Operating Lessees”).
Basis of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and include the financial position, results of operations, comprehensive income, changes in equity and cash flows of ESH REIT and its consolidated subsidiaries. Changes in ownership interests in a consolidated subsidiary that do not result in a loss of control are accounted for as equity transactions. All intercompany accounts and transactions have been eliminated. With respect to the consolidated statements of cash flows, certain prior period amounts have been reclassified for comparability to current period presentation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates—The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses during the reporting period. Management used significant estimates to determine the estimated useful lives of tangible assets as well as in the assessment of tangible and intangible assets for impairment (see Note 5) and the grant-date fair value of certain equity-based awards. Actual results could differ from those estimates.
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
Restricted Cash—Restricted cash consists of net sale proceeds from hotel sales held by qualified intermediaries pursuant to pending tax-free exchanges under Section 1031 of the Internal Revenue Code (“1031 exchanges”).
Property Acquisitions—The purchase price of net tangible and identified intangible assets and liabilities are recorded based on their relative fair values on the date of acquisition. The fair value of acquired land, site improvements, building and improvements and furniture, fixtures and equipment are determined on an “if-vacant” basis considering a variety of factors, including the physical condition and quality of the hotels, estimated rates and valuation assumptions consistent with current market conditions, independent appraisals and other relevant market data obtained in connection with the acquisition of the hotels. The results of operations of acquired hotel properties are included in the accompanying consolidated statements of operations since their dates of acquisition.
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
Management assesses the performance of long-lived assets for potential impairment quarterly, as well as when events or changes in circumstances indicate the carrying amount of an asset, or group of assets, may not be recoverable. Recoverability of property and equipment is measured by a comparison of the carrying amount of a hotel property or group of hotel properties (when they are grouped under ESH REIT’s leases), to the estimated future undiscounted cash flows expected to be generated by each hotel property or group of hotel properties. Impairment is recognized when estimated future undiscounted cash flows, including proceeds from disposition, are less than the carrying value. To the extent that a hotel property or group of hotel properties is impaired, their excess carrying amount over their estimated fair value is recognized as an impairment charge and reduces income from operations. Fair value is determined based upon the discounted cash flows of a hotel property or group of hotel properties, bids, quoted market prices or independent appraisals, as considered necessary. The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, then an impairment charge to reduce the carrying value of a group of hotel properties could occur in a future period in which conditions change (see Note 5).
Intangible Assets—Intangible assets include licenses related to certain internal-use software. Licenses are amortized using the straight-line method over their estimated useful life, which is the remaining non-cancellable term of the respective contract. Intangible assets are reviewed for impairment quarterly and whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. ESH REIT tests for impairment more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying amount. No impairment charges related to intangible assets were recognized during the year ended December 31, 2018.
Goodwill—Goodwill represents the excess purchase price over the fair value of net assets acquired. ESH REIT tests goodwill for impairment quarterly and more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ESH REIT has one operating segment, which is its reporting unit; therefore, management analyzes goodwill associated with all hotels when analyzing for potential impairment. ESH REIT first assesses qualitative factors to determine if it is not more likely than not that the fair value of its reporting unit is less than its carrying amount. No impairment charges related to goodwill were recognized during the years ended December 31, 2018, 2017 or 2016.
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
Discontinued Operations—ESH REIT classifies hotel properties sold or held for sale as discontinued operations when the disposal represents a strategic shift that has (or will have) a major effect on ESH REIT’s operations and financial results, which would require separate presentation on the consolidated balance sheets and statements of operations. No hotel properties were classified as discontinued operations during the years ended December 31, 2018, 2017 or 2016.
Deferred Financing Costs—Costs incurred in obtaining financing are amortized over the terms of the related loans on a straight-line basis, which approximates the effective interest method. Deferred financing costs are presented in the accompanying consolidated balance sheets as a direct deduction of the carrying amount of the related debt liability, except those incurred under a revolving-debt arrangement which are presented as a component of other assets. Upon repayment, or in conjunction with a material change in the terms of the underlying debt agreement, remaining unamortized costs are written off as a component of net interest expense. Amortization of deferred financing costs is also included as a component of interest expense (see Note 6).

Revenue Recognition—ESH REIT’s sole source of revenues is rental revenue derived from leases with subsidiaries of the Corporation (i.e., all revenues are generated from agreements with related parties (see Note 11). Rental revenues are recorded on a straight-line basis as they are earned during the lease terms. Rents receivable from Extended Stay America, Inc. on the accompanying consolidated balance sheets represent monthly rental amounts contractually due. Deferred rents receivable from Extended Stay America, Inc. on the accompanying consolidated balance sheets represent the cumulative difference between straight-line rental revenues recognized and rental revenues contractually due. Lease rental payments received prior to rendering services are included in unearned rental revenues from Extended Stay America, Inc. on the accompanying consolidated balance sheets. Contingent rental revenues, specifically percentage rental revenues related to hotel revenues of the Operating Lessees, are recognized when such amounts are fixed and determinable (i.e., only when percentage rental revenue thresholds have been achieved).
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
ESH REIT has elected to be taxed as and expects to continue to qualify as a real estate investment trust (“REIT”) under provisions of the Internal Revenue Code, as amended (the “Code”). A REIT is a legal entity that holds real estate assets and is generally not subject to federal and state income taxes. In order to maintain qualification as a REIT, ESH REIT is required to distribute at least 90% of its taxable income, excluding capital gains, to its shareholders each year. In addition, ESH REIT must meet a number of complex organizational and operational requirements. If ESH REIT were to fail to qualify as a REIT in any taxable year, it would be subject to federal income taxes at regular corporate rates and generally would be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it lost its REIT qualification. Even in qualifying as a REIT, ESH REIT may be subject to state and local taxes in certain jurisdictions, and is subject to federal income and excise taxes on undistributed income.
During the years ended December 31, 2018, 2017 and 2016, ESH REIT distributed approximately 100% of its taxable income and, as a result, incurred minimal current federal income tax. In the future, ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. ESH REIT will incur federal and state income tax at statutory rates if its taxable income is not distributed.
Foreign Currency—ESH REIT sold its three Extended Stay Canada-branded hotels in 2017. Prior to the completion of the sale, the financial statements of ESH REIT’s Canadian subsidiaries and its investments therein were maintained in their functional currency, the Canadian dollar, and their revenues and expenses were translated into U.S. dollars using the average exchange rate for the period. The assets and liabilities of these subsidiaries were translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Due to the fact that ESH REIT’s Canadian subsidiaries liquidated substantially all of their assets, their functional currency changed to the U.S. dollar and $12.5 million of accumulated foreign currency translation loss was charged to the consolidated statement of operations during the year ended December 31, 2017. As of December 31, 2016, foreign currency translation losses, net of tax, of $12.8 million were reflected in accumulated other comprehensive loss as a component of equity. Foreign currency transaction losses (gains) of $0.3 million, $(0.5) million and $(1.2) million are included in other non-operating expense (income) in the accompanying consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Equity-Based Compensation—ESH REIT maintains a Long-Term Incentive Plan (“LTIP”), as amended and restated in 2015, approved by its shareholders. Under the LTIP, ESH REIT may issue to eligible employees or directors restricted stock awards (“RSAs”), restricted stock units (“RSUs”) or other equity-based awards, in respect of Paired Shares, with service, performance or market vesting conditions. ESH REIT recognizes costs related to equity-based awards over their vesting periods. ESH REIT classifies equity-based awards granted in exchange for employee or director services as either equity awards or as liability awards. The classification of an award either as an equity award or a liability award is generally based upon cash settlement options. Equity awards are measured based on their fair value on the date of grant. Liability awards are re-measured to fair value each reporting period. The value of all awards is recognized over the requisite service period, which is the period during which an employee or director is required to provide services in exchange for the award (usually the vesting period). No compensation expense is recognized for awards for which employees or directors do not render the requisite services. All awards are classified as equity awards.
Segments—ESH REIT’s hotel ownership business represents a single operating segment based on the way ESH REIT manages its business and operations. ESH REIT leases its hotel properties to similar classes of customers. The amounts of long-lived assets and revenues outside the U.S. are not significant for any period presented.
Recently Issued Accounting Standards
Fair Value Measurement—In August 2018, the FASB issued an accounting standards update which modifies the disclosure requirements for fair value measurements in Topic 820, Fair Value Measurement. This update will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, and may be early adopted. ESH REIT does not expect the adoption of this update to have a material effect on its consolidated financial statements.
Intangibles-Goodwill and Other—Internal-Use Software—In August 2018, the FASB issued an accounting standards update which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. This update will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, and may be early adopted. ESH REIT expects to apply this update prospectively and does not expect adoption to have a material effect on its consolidated financial statements.
Compensation—Stock Compensation—In June 2018, the FASB issued an accounting standards update which expands the scope of Topic 718, Stock Compensation to include share-based payments granted to non-employees in exchange for goods or services. The new guidance simplifies the accounting for share-based payments granted to non-employees for goods or services by aligning it with the accounting for share-based payments granted to employees, with certain exceptions. Under the new guidance, non-employee share-based payment awards included within the scope of Topic 718 will be measured at the grant-date fair value of the equity instruments. In addition, classification of non-employee share-based payment awards will be subject to the requirements of Topic 718 unless modified after the good has been delivered and/or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. This approach will eliminate the requirement to reassess classification of such awards upon vesting. ESH REIT adopted this update on January 1, 2019, using a retrospective method, and expects it to have no material effect on ESH REIT’s consolidated financial statements.
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
Goodwill—In January 2017, the FASB issued an accounting standards update in which the guidance on testing for goodwill was updated to eliminate Step 2 in the determination on whether goodwill should be considered impaired. Annual and/or interim assessments are still required. This update will be effective for fiscal years and interim periods within fiscal years beginning after December 15, 2019, and may be adopted early. ESH REIT expects to apply this amendment prospectively and does not expect the adoption of this update to have a material effect on its consolidated financial statements.
Statement of Cash Flows—In August and November 2016, the FASB issued accounting standards updates which provide additional clarity on the classification of specific events on the statement of cash flows. These events include debt prepayment and extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, distributions received from equity method investees and beneficial interests in securitization transactions. These updates also require amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts on the statement of cash flows. ESH REIT adopted these updates on January 1, 2018, using a retrospective transition method to each period presented. The adoption of these updates required cash outflows related to debt prepayment and extinguishment costs, which totaled $1.2 million during the year ended December 31, 2018, to be classified as financing activities. For the years ended December 31, 2017 and 2016, debt modification and extinguishment costs totaling $2.4 million and $4.0 million, respectively, have been reclassified from their original classification as operating activities to financing activities in the accompanying consolidated statements of cash flows. An additional effect of the adoption of these accounting standards was to include restricted cash in the beginning and end of period balances instead of in investing activities, as they were previously. For the years ended December 31, 2017 and 2016, changes in restricted cash included within net cash (used in) provided by investing activities, as originally presented, was $(15.6) million and $60.6 million, respectively.
Derivatives and Hedging—In August 2017, the FASB issued an accounting standards update which changes the designation and measurement guidance for qualifying hedging relationships and the presentation of hedging results. This update expands and refines hedge accounting and aligns recognition and presentation of its effects within the financial statements. ESH REIT adopted this update on January 1, 2018 and recorded a cumulative-effect adjustment to reclassify a previously recorded loss of $0.7 million from retained earnings to accumulated other comprehensive income. In addition to the cumulative-effect adjustment, impacts of adoption included the elimination of hedge ineffectiveness related to designated interest rate swaps, the presentation of all interest rate hedge related items that impact earnings in the interest expense line item in the consolidated statements of operations and an election to perform qualitative assessments of hedge effectiveness.
Leases—ASC 842, Leases, introduced a lessee model that requires a right-of-use asset and lease obligation to be presented on the balance sheet for all leases, whether operating or financing. ESH REIT adopted ASC 842 on January 1, 2019, using the modified retrospective approach with the Comparatives Under 840 Option, whereby ESH REIT will apply the standard at the beginning of the period of adoption and will present financial information for periods prior to January 1, 2019, in accordance with prior guidance. Implementation had no cumulative effect on retained earnings. Adoption resulted in the recognition of right-of-use assets of $6.6 million, which included adjustments for accrued lease payments, above market lease liabilities and lease incentives, and lease liabilities of $12.7 million. Right-of-use assets and lease liabilities recognized upon adoption included existing assets and liabilities of $3.8 million and $3.4 million, respectively, related to capital leases accounted for under prior guidance.
Upon adoption, ESH REIT elected practical expedients related to (i) the identification and classification of leases that commenced before the effective date, (ii) initial direct costs for leases that commenced before the effective date, (iii) the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset, (iv) land easements, and (v) the evaluation of components of a contract. The election of these practical expedients meant ESH REIT continued to account for all leases that commenced prior to January 1, 2019, in accordance with prior guidance, except that ESH REIT recognized a right-of use asset and a lease liability for all operating leases based on the present value of the remaining minimum rental payments.
Judgement was exercised in the application of ASC 842 with respect to the determination of whether a contract contains a lease. While the ability to control and direct the use of an identified asset indicates that the contract, or portion of a contract, is a lease, a counterparty’s substantive substitution rights typically provide evidence that a lessee does not control the asset. Judgement was also exercised with respect to the determination of the discount rate used to determine the present value of lease payments. In instances in which interest rates implicit in leases are not readily determinable, ESH REIT uses its incremental borrowing rate. The substantial majority of widely available market maturities and asset-specific risk spreads may not match the underlying contract and, as such, borrowing rates and risk spreads are estimated based on the contract’s term, the counterparty’s security and other characteristics of the identified asset.

3.	NET INCOME PER SHARE
Basic net income per share is computed by dividing net income available to Class A and Class B common shareholders by the weighted-average number of shares of unrestricted Class A and Class B common stock outstanding, respectively. Diluted net income per share is computed by dividing net income available to Class A and Class B common shareholders, as adjusted for potentially dilutive securities, by the weighted-average number of shares of unrestricted Class A and Class B common stock outstanding, respectively, plus potentially dilutive securities. Dilutive securities include certain equity-based awards (see Note 13) and are included in the calculation, provided that the inclusion of such securities is not anti-dilutive.
The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows (in thousands, except per share data):

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Numerator:
Net income	$230,129	$214,984	$212,207
Less preferred dividends	(16)	(16)	(16)
Net income available to ESH Hospitality, Inc. common shareholders	$230,113	$214,968	$212,191
Class A:
Net income available to ESH Hospitality, Inc. Class A common shareholders - basic	$131,039	$121,627	$118,787
Less amounts available to ESH Hospitality, Inc. Class B shareholders assuming conversion	(128)	(392)	(43)
Net income available to ESH Hospitality, Inc. Class A common shareholders - diluted	$130,911	$121,235	$118,744
Class B:
Net income available to ESH Hospitality, Inc. Class B common shareholders - basic	$99,074	$93,341	$93,404
Amounts available to ESH Hospitality, Inc. Class B shareholders assuming conversion	128	—	43
Net income available to ESH Hospitality, Inc. Class B common shareholders - diluted	$99,202	$93,341	$93,447
Denominator:
Class A:
Weighted-average number of ESH Hospitality, Inc. Class A common shares outstanding - basic and diluted	250,494	250,494	250,494
Class B:
Weighted-average number of ESH Hospitality, Inc. Class B common shares outstanding - basic	$189,389	$193,101	$200,572
Dilutive securities	432	—	164
Weighted-average number of ESH Hospitality, Inc. Class B common shares outstanding - diluted	$189,821	$193,101	$200,736
Net income per ESH Hospitality, Inc. common share - Class A - basic	$0.52	$0.49	$0.47
Net income per ESH Hospitality, Inc. common share - Class A - diluted	$0.52	$0.48	$0.47
Net income per ESH Hospitality, Inc. common share - Class B - basic	$0.52	$0.48	$0.47
Net income per ESH Hospitality, Inc. common share - Class B - diluted	$0.52	$0.48	$0.47
Anti-dilutive securities excluded from net income per common share - Class B - diluted	—	569	—

4.	HOTEL ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
On May 30, 2018, ESH REIT acquired an operating hotel from Legacy Rock Hill, LLC for $13.0 million. Other than ordinary components of prorated net working capital, no liabilities were assumed in the purchase. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations, which requires that the consideration be allocated to acquired assets and assumed liabilities based on their acquisition date fair values. Legal, professional and other costs directly related to the acquisition were $0.2 million for the year ended December 31, 2018 and are included in general and administrative expenses in the accompanying consolidated statements of operations.
The purchase price allocation among the assets acquired is as follows (in thousands, except for estimated useful lives):

	Amount	Estimated Useful Life
Land and site improvements	$1,397	3-20 years
Building and improvements	10,488	4-49 years
Furniture, fixtures and equipment	1,115	2-10 years
Total purchase price	$13,000
The acquired hotel contributed total rental revenues of $0.7 million and income from operations of $0.2 million for the year ended December 31, 2018. Prior to its acquisition by ESH REIT, the hotel had opened in late 2017.
DISPOSITIONS
2018 Dispositions—In November 2018, ESH REIT sold 14 hotels for $36.9 million. The carrying value of these hotels, including net working capital and allocable goodwill, was $50.9 million. This transaction resulted in a loss on sale of $14.9 million, net of closing costs and adjustments.
In September 2018, ESH REIT sold a total of 32 hotels in two separate transactions for total gross proceeds of $122.6 million. The total carrying value of these hotels, including net working capital and allocable goodwill, was $146.1 million. These transactions resulted in a total loss on sale of $26.0 million, net of closing costs and adjustments.
In February 2018, ESH REIT sold 25 hotels for $112.1 million. The carrying value of these hotels, including net working capital and allocable goodwill, was $107.2 million. In March 2018, ESH REIT sold one hotel for $44.8 million. The carrying value of the hotel, including allocable goodwill, was $13.2 million. These transactions resulted in a total gain on sale of $35.3 million, net of closing costs and adjustments.
2017 Dispositions—In May 2017, ESH REIT sold its three Extended Stay Canada-branded hotels for 67.4 million Canadian dollars, or $49.0 million. ESH REIT’s carrying value of the hotels, including net working capital and allocable goodwill, net of an impairment charge recorded prior to the sale, was 51.2 million Canadian dollars, or $37.3 million, prior to the evaluation of existing accumulated foreign currency translation loss. Due to the fact that ESH REIT’s Canadian subsidiary liquidated substantially all of its assets, $12.5 million of accumulated foreign currency translation loss was recognized at the time of sale. This charge more than fully offset the Canadian subsidiary’s gain on sale, which resulted in a total loss on sale of the Canadian hotels of $1.5 million, net of closing costs and adjustments.
In May and December 2017, ESH REIT sold two hotels for total gross proceeds of $21.4 million. The total carrying value of these hotels, including net working capital and allocable goodwill, was $11.0 million, resulting in a total gain on sale of $10.1 million, net of closing costs and adjustments.

None of the above dispositions were reported as discontinued operations. The table below summarizes hotel dispositions for the years ended December 31, 2018 and 2017 (in thousands, except number of hotels and number of rooms). No hotels were sold during the year ended December 31, 2016.

Year	Location	Month Sold	Number of Hotels	Number of Rooms	Net Proceeds	Gain (Loss) on Sale
2018	Various	November	14	1,369	$34,855	$(14,930)
2018	Various	September	16	1,680	$60,710	$(17,025)
2018	Various	September	16	1,776	$58,144	$(8,934)
2018	Various	February	25	2,430	$111,156	$4,269
2018	Texas	March	1	101	$44,090	$30,992
2017	Colorado	December	1	160	$15,985	$11,836
2017	Canada	May	3	500	$43,551	$(1,507)	(1)
2017	Massachusetts	May	1	103	$5,092	$(1,767)
_________________________________

(1)
Due to the fact that ESH REIT’s Canadian subsidiary liquidated substantially all of its assets, $12.5 million of accumulated foreign currency translation loss was recognized at the time of sale. Additionally, an impairment charge of $15.0 million was recognized prior to sale.

During the years ended December 31, 2018, 2017 and 2016, disposed hotel properties contributed rental revenues, total operating expenses and income (loss) before income tax expense as follows (in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017		Year Ended December 31, 2016
Rental revenues from Extended Stay America, Inc.	$22,346	$54,097		$59,865
Total operating expenses	15,917	48,858		32,138
Income (loss) before income tax expense	6,429	5,552	(1)	28,062
_________________________________

(1)	Includes impairment charge of $15.0 million.

5.    PROPERTY AND EQUIPMENT
Net investment in property and equipment as of December 31, 2018 and 2017, consists of the following (in thousands):

	December 31, 2018	December 31, 2017
Hotel properties:
Land and site improvements (1)	$1,218,077	$1,289,152
Building and improvements	2,756,674	2,970,404
Furniture, fixtures and equipment	679,944	655,120
Total hotel properties	4,654,695	4,914,676
Development in process (2)	27,174	2,453
Undeveloped land parcel	1,675	1,675
Total cost	4,683,544	4,918,804
Less accumulated depreciation	(1,215,899)	(1,143,164)
Property and equipment - net	$3,467,645	$3,775,640
_________________________________

(1)	Includes capital lease asset of $3.2 million and $0 as of December 31, 2018 and 2017, respectively.

(2)	Includes capital lease asset of $0.6 million and $0 as of December 31, 2018 and 2017, respectively.
As of December 31, 2018, development in process consists of 11 land parcels that are in various phases of construction and/or development.
In September 2018, ESH REIT acquired a hotel under construction from Legacy Greenville, LLC for $12.3 million. Because the hotel had not yet opened at the date of acquisition, the transaction was accounted for as an acquisition of assets rather than a business combination under ASC 805, Business Combinations. The hotel was placed in service and leased in the fourth quarter of 2018.
No impairment charges were recognized during the year ended December 31, 2018. During the year ended December 31, 2017, ESH REIT recognized $15.0 million of impairment charges related to its Canadian hotels. No impairment charges were recognized during the year ended December 31, 2016.
ESH REIT used Level 3 unobservable inputs and, in certain instances Level 2 observable inputs, to determine the impairment on its property and equipment. Quantitative information with respect to observable inputs consists of non-binding bids or, in certain instances, binding agreements to sell a hotel or portfolio of hotels to one or more third parties. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of revenues, expenses and hotel-related cash flows based on assumed long-term growth rates, demand trends, expected future capital expenditures and estimated discount rates. These assumptions are based on ESH REIT’s historical data and experience, budgets, industry projections and overall micro and macro economic projections.
The estimation and evaluation of future cash flows, in particular the holding period for real estate assets and asset composition and/or concentration within real estate portfolios, relies on judgments and assumptions regarding holding period, current and future operating and economic performance, and current and future market conditions. It is possible that such judgments and/or estimates will change; if this occurs, ESH REIT may recognize impairment charges or losses on sale in future periods reflecting either changes in estimate, circumstance or the estimated market value of assets.

6.	DEBT
During the years ended December 31, 2018 and 2017, the following debt transactions occurred (in thousands):

	December 31, 2018	December 31, 2017
Debt, net of deferred financing costs and debt discount(s) - beginning of year	$2,534,768	$2,635,274
Additions:
Proceeds from revolving credit facility	—	105,000
Amortization and write-off of deferred financing costs and debt discount (1)	7,954	7,437
Deductions:
Payments on term loan facilities	(147,215)	(12,943)
Payments on loan payable to Extended Stay America, Inc.	—	(50,000)
Payments on revolving credit facility	—	(150,000)
Debt, net of deferred financing costs and debt discount(s) - end of year	$2,395,507	$2,534,768
______________________

(1)	Excludes amortization and payments of deferred financing costs related to the revolving credit facility.
Summary—ESH REIT’s outstanding debt, net of unamortized debt discount and unamortized deferred financing costs, as of December 31, 2018 and 2017, consists of the following (dollars in thousands):

			Carrying Amount				Unamortized Deferred Financing Costs					Interest Rate
Loan	Stated Amount(1)		December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017		Stated Interest Rate	December 31, 2018		December 31, 2017	Maturity Date
Term loan facilities
2016 Term Facility	1,300,000	(2)	1,132,259	(3)	1,278,545	(3)	10,546		13,433		LIBOR(4) + 2.00%	4.15%	(4)	3.69%	8/30/2023	(1), (5)
Senior notes
2025 Notes	1,300,000		1,291,671	(6)	1,290,356	(6)	17,877		20,700		5.25%	5.25%		5.25%	5/1/2025
Revolving credit facilities
2016 Revolving Credit Facility	350,000	(2)	—		—		1,469	(7)	2,020	(7)	LIBOR + 2.75%	N/A		N/A	8/30/2021
Unsecured Intercompany Facility
Unsecured Intercompany Facility	75,000	(9)	—		—		—		—		5.00%	5.00%		5.00%	8/30/2023
Total			$2,423,930		$2,568,901		$29,892		$36,153
______________________

(1)
Amortization is interest only, except for the 2016 Term Facility (as defined below), which amortizes in equal quarterly installments of $3.1 million. See (5) below. In February and December 2018, ESH REIT made voluntary prepayments of $60.0 million and $75.0 million, respectively.

(2)
ESH REIT is able to increase its borrowings under the 2016 ESH REIT Credit Facilities (as defined below) by an amount of up to $600.0 million, plus additional amounts, in each case subject to certain conditions.

(3)	The 2016 Term Facility is presented net of an unamortized debt discount of $4.3 million and $5.3 million as of December 31, 2018 and 2017, respectively.

(4)	$300.0 million of the 2016 Term Facility is subject to an interest rate swap at a fixed rate of 1.175% as of December 31, 2018 (see Note 7).

(5)
In addition to scheduled amortization noted in (1) above, subject to certain exceptions, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required under the 2016 Term Facility. Annual mandatory prepayments for the year are due during the first quarter of the following year. No mandatory prepayments are required in the first quarter of 2019 based on ESH REIT’s Excess Cash Flow for the year ended December 31, 2018.

(6)	The 2025 Notes (as defined below) are presented net of an unamortized debt discount of $8.3 million and $9.6 million as of December 31, 2018 and 2017, respectively.

(7)	Unamortized deferred financing costs related to the revolving credit facility are included in other assets in the accompanying consolidated balance sheets.

(8)
As of December 31, 2018, no amounts were outstanding under the Unsecured Intercompany Facility. ESH REIT is able to borrow under the Unsecured Intercompany Facility an amount up to $300.0 million, plus additional amounts, in each case subject to certain conditions (see Note 11).

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

The 2016 ESH REIT Credit Facilities contain a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends and distributions, make certain investments and other restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, sell assets or merge, consolidate or transfer all or substantially all of their assets. The 2016 ESH REIT Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases and management agreements. If an event of default occurs, the administrative agent is entitled to take various actions, including the acceleration of amounts due under the 2016 ESH REIT Credit Facilities and additional actions that a secured creditor is permitted to take following a default. As of December 31, 2018, ESH REIT was in compliance with all covenants under the 2016 ESH REIT Credit Facilities.
2016 Term Facility—In May 2018, ESH REIT entered into a third amendment to the 2016 Term Facility (such amendment, the “Third Repricing Amendment”). The 2016 Term Facility bears interest at a rate equal to (i) LIBOR plus 1.75% for any period during which ESH REIT maintains a public corporate family rating better than or equal to BB- (with a stable or better outlook) from S&P and Ba3 (with a stable or better outlook) from Moody’s (a “Level 1 Period”) or LIBOR plus 2.00% for any period other than a Level 1 Period; or (ii) a base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50% or (C) the one-month adjusted LIBOR rate plus 1.00%) plus 0.75% during a Level 1 Period or 1.00% for any period other than a Level 1 Period. The 2016 Term Facility amortizes in equal quarterly installments in annual amounts equal to 0.25% of the aggregate principal amount outstanding as of the Third Repricing Amendment effective date, or $12.2 million per year. The remaining balance is payable at maturity. In addition to scheduled amortization, subject to certain exceptions, mandatory prepayments of up to 50.0% of annual Excess Cash Flow, as defined, may be required based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined. Annual mandatory prepayments are due during the first quarter of the following year. No mandatory prepayments are required in the first quarter of 2019 based on ESH REIT’s Excess Cash Flow for the year ended December 31, 2018. The 2016 Term Facility matures on August 30, 2023.
ESH REIT has the option to voluntarily prepay outstanding loans under the 2016 Term Facility at any time upon three business days’ prior written notice for LIBOR loans or on one business day’s prior written notice for base rate loans. In February and December 2018, ESH REIT made voluntary prepayments of $60.0 million and $75.0 million, respectively, and wrote off $0.6 million of deferred financing costs related to these prepayments.

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

In addition to paying interest on outstanding principal, ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance, based on amounts outstanding under the facility. ESH REIT is also required to pay customary letter of credit fees and agency fees. As of December 31, 2018, ESH REIT had no letters of credit outstanding under the facility and available borrowing capacity of $350.0 million.

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
The Indenture contains a number of customary covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, create certain liens, pay dividends or distributions, make certain investments and other restricted payments, enter into affiliate transactions, sell assets or merge, consolidate or transfer all or substantially all of their assets. The Indenture also contains certain customary events of default, including, but not limited to, cross-defaults to certain other indebtedness. If an event of default occurs, the holders of the Notes and the Trustee are entitled to take various actions, including declaring the 2025 Notes immediately due and payable. As of December 31, 2018, ESH REIT was in compliance with all covenants set forth in the Indenture.
Unsecured Intercompany Facility
On August 30, 2016, ESH REIT, as borrower, and the Corporation, as lender, entered into an unsecured intercompany credit facility (the “Unsecured Intercompany Facility”), under which ESH REIT borrowed $75.0 million from the Corporation upon the facility’s closing. As of December 31, 2018 and 2017, the amount outstanding under the facility was $0. Subject to certain conditions, the principal amount of the Unsecured Intercompany Facility may be increased up to an amount that shall not exceed the greater of (i) $300.0 million and (ii) an unlimited amount so long as the incremental loan-to-value ratio, determined on a pro-forma basis as of the last day of the most recently ended test period, as if any incremental loans available under such incremental commitments had been outstanding on the last day of such period, and, in each case, without netting the cash proceeds of any such incremental loans, does not exceed 5.0%. Loans under the facility bear interest at 5.0% per annum. There is no scheduled amortization and the facility matures on August 30, 2023. ESH REIT has the option to voluntarily prepay outstanding loans at any time upon one business day’s prior written notice.

The Unsecured Intercompany Facility contains a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to incur additional debt, modify existing debt, create certain liens, pay dividends or distributions, make certain investments and other restricted payments, enter into affiliate transactions, amend or modify certain material operating leases and management agreements, sell assets or merge, consolidate or transfer all or substantially all of their assets. The facility contains certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and certain material operating leases and management agreements. If an event of default occurs, the Corporation is entitled to take various actions, including the acceleration of amounts due under the facility and all other actions that a creditor is permitted to take following a default. As of December 31, 2018, ESH REIT was in compliance with all covenants under the Unsecured Intercompany Facility.

Interest Expense, net—The components of net interest expense during the years ended December 31, 2018, 2017 and 2016, are as follows (in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Contractual interest	$115,778	$119,819	$127,215
Amortization of deferred financing costs and debt discount	7,895	7,988	9,124
Debt extinguishment and other costs(1)	2,847	3,136	27,196
Interest income	(1,775)	(20)	(92)
Total	$124,745	$130,923	$163,443
______________________

(1)	Includes interest expense associated with capital leases.
Future Maturities of Debt—The future maturities of debt as of December 31, 2018, are as follows (in thousands):

Years Ending December 31,
2019	$11,366	(1)
2020	11,366	(1)
2021	11,366	(1)
2022	11,366	(1)
2023	1,091,128	(1)
Thereafter	1,300,000	(1)
Total	$2,436,592
______________________

(1)
Under the 2016 Term Facility, mandatory annual prepayments of up to 50% of Excess Cash Flow, as defined, may be required. Annual mandatory prepayments for the year are due during the first quarter of the following year. No mandatory prepayments were required in the first quarter of 2019 based on ESH REIT’s Excess Cash Flow for the year ended December 31, 2018.

Fair Value of Debt—As of December 31, 2018 and 2017, the estimated fair value of ESH REIT’s debt was $2.3 billion and $2.6 billion, respectively. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available, to the stated interest rates and spreads on ESH REIT’s debt.
7. DERIVATIVE INSTRUMENTS
In September 2016, ESH REIT entered into a floating-to-fixed interest rate swap, as amended and supplemented from time to time, at a fixed rate of 1.175% and a floating rate of one-month LIBOR to manage its exposure to interest rate risk on a portion of its 2016 Term Facility. The notional amount of the interest rate swap as of December 31, 2018 was $300.0 million. The notional amount decreases by an additional $50.0 million every six months until the swap’s maturity in September 2021.
On January 1, 2018, ESH REIT adopted ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which changed the designation and measurement guidance for qualifying hedging relationships as well as the presentation of hedging results, and as a result recorded a cumulative-effect adjustment to reclassify a previously recorded loss of $0.7 million from retained earnings to accumulated other comprehensive income (loss). For the year ended December 31, 2018, ESH REIT received proceeds of $2.8 million that offset interest expense and recorded interest expense of $0.7 million and $0.2 million for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2018, approximately $3.5 million is expected to be recognized through earnings over the following twelve months.

The table below presents the amounts and classification on ESH REIT’s financial statements related to the interest rate swap (in thousands):

	Other Assets	Accumulated other comprehensive income, net of tax		Other non-operating (income) expense	Interest (income) expense, net
As of December 31, 2018	$5,789	$5,789	(1)
As of December 31, 2017	$6,387	$7,038	(2)
For the year ended December 31, 2018				$—	$(2,765)
For the year ended December 31, 2017				$314	$707
For the year ended December 31, 2016				$—	$183
_______________________________

(1)	Changes during the year ended December 31, 2018, on a pre-tax basis, consisted of changes in fair value of $(0.6) million and the cumulative effect adjustment of $(0.7) million.

(2)
Changes during the year ended December 31, 2017, on a pre-tax basis, consisted of changes in fair value of $1.4 million (effective portion) and amortization of accumulated other comprehensive income prior to hedge de-designation of $0.7 million and removal of a previous LIBOR floor of $(0.3) million.

8.	INCOME TAXES
Income (loss) before income tax expense for the years ended December 31, 2018, 2017 and 2016 consists of the following (in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
U.S.	$231,266	$231,093	$207,896
Canada	(340)	(14,880)	4,362
Total	$230,926	$216,213	$212,258
The components of income tax expense (benefit) for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Federal (including foreign):
Current	$715	$4,792	$1,195
Deferred	—	(3,377)	549
State:
Current	97	170	(1,715)
Deferred	(15)	(356)	22
Total	$797	$1,229	$51

The differences between income tax expense at the effective tax rate and the statutory U.S. federal income tax rate for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	Year Ended December 31, 2018		Year Ended December 31, 2017		Year Ended December 31, 2016
Tax at statutory rate	$48,494	21.0%	$75,675	35.0%	$74,290	35.0%
State income tax	82	—	(272)	(0.1)	(1,834)	(0.9)
Foreign income tax rate differential	—	—	(5,149)	(2.4)	1,872	0.9
Nondeductible (nontaxable):
ESH REIT income	(48,116)	(20.8)	(71,304)	(33.0)	(73,581)	(34.6)
Change in expected distribution policy	—	—	—	—	(2,243)	(1.0)
Other permanent differences	(378)	(0.2)	1,925	0.9	(602)	(0.3)
Other - net	715	0.3	354	0.2	2,149	1.0
Income tax expense - net	$797	0.3%	$1,229	0.6%	$51	0.1%
The significant components of deferred tax assets and deferred tax liabilities as of December 31, 2018 and 2017, consist of the following (in thousands):

	December 31, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carryforwards	$787	$775
Other	1	2
Total deferred tax assets:	788	777
Valuation allowance	(787)	(775)
Net deferred tax assets:	1	2
Deferred tax liabilities:
Depreciable property	(10)	(24)
Other	(11)	(26)
Total net deferred tax liabilities:	$(20)	$(48)
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
During the years ended December 31, 2018, 2017 and 2016, ESH REIT recognized a dividend paid deduction for 100% of its taxable income, incurring no federal income tax and minimal state and local income taxes. As discussed in Note 4, during 2017, ESH REIT disposed of substantially all of its Canadian assets, resulting in a gain for tax purposes, upon which it paid $4.5 million of current period income tax.
ESH REIT had taxable income prior to distributions of $297.2 million, $231.6 million and $210.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. In 2018, ESH REIT made $277.8 million in cash distributions to its shareholders, $277.1 million of which were considered ordinary taxable income and $0.7 million which were accumulated distributions on restricted stock settled during the period. The 2018 cash distributions included $2.8 million previously deducted in 2017 to fully offset its 2017 taxable income. In 2017, ESH REIT made $235.1 million in cash distributions to its shareholders, all of which were considered ordinary taxable income. The 2017 cash distributions included $6.2 million of distributions previously deducted in 2016 to fully offset 2016 taxable income. In 2016, ESH REIT made $280.9 million in cash distributions to its shareholders, all of which were considered ordinary taxable income. The 2016 cash distributions included a special distribution of $86.5 million paid in January 2016. In 2015, $77.1 million of the special distribution was deductible; the remaining $9.4 million was deductible in 2016.
As of December 31, 2018, the book basis of ESH REIT’s property and equipment was $21.9 million greater than the tax basis.
ESH REIT evaluates its open tax positions using the criteria established by ASC 740, Income Taxes. ESH REIT has concluded that it has not taken any material tax positions that are not more likely than not to be sustained upon examination and has therefore not recorded any reserves for uncertain tax positions. ESH REIT’s federal income tax returns for the years 2015 to present are subject to examination by the Internal Revenue Service and other taxing authorities.
As of December 31, 2018, a subsidiary of ESH REIT was under examination by the Canadian Revenue Agency for tax years 2014 through 2017. As the audit is still in process, the timing of the resolution and any payments that may be required cannot be determined at this time. ESH REIT believes that, to the extent a liability may exist, it is appropriately reserved as of December 31, 2018.

9.	QUARTERLY RESULTS (Unaudited)
Quarterly financial data for the years ended December 31, 2018 and 2017 is as follows (in thousands, except per share data):

	Three Months Ended March 31,			Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2018	2017		2018	2017	2018	2017	2018	2017
Rental revenues from Extended Stay America, Inc.	$113,331	$116,294		$111,532	$115,589	$142,977	$143,407	$299,588	$308,210
Income from operations	69,313	16,054		34,253	28,946	39,578	60,589	211,658	241,320
Net income (loss)	37,581	(16,116)		1,190	(4,724)	8,821	28,486	182,537	207,338
Net income (loss) per common share - Class A - basic(1)	$0.08	$(0.04)		$—	$(0.01)	$0.02	$0.06	$0.42	$0.47
Net income (loss) per common share - Class A - diluted(1)	$0.08	$(0.04)		$—	$(0.01)	$0.02	$0.06	$0.42	$0.47
Net income (loss) per common share - Class B - basic(1)	$0.08	$(0.04)		$—	$(0.01)	$0.02	$0.06	$0.42	$0.47
Net income (loss) per common share - Class B - diluted(1)	$0.08	$(0.04)	(2)	$—	$(0.01)	$0.02	$0.06	$0.42	$0.47
_______________________

(1)	The sum of the four quarters may differ from the annual amount due to rounding.

(2)	Excludes 0.3 million anti-dilutive securities.

10.	EQUITY
ESH REIT has authorized 4,300.0 million shares of Class A common stock, par value $0.01 per share, of which 250.5 million shares were issued and outstanding as of December 31, 2018 and 2017. All issued and outstanding shares of ESH REIT Class A common stock were held by the Corporation as of December 31, 2018 and 2017. ESH REIT has authorized 7,800.0 million shares of Class B common stock, par value $0.01 per share, of which 188.2 million and 192.1 million shares were issued and outstanding as of December 31, 2018 and 2017, respectively. Each share of ESH REIT’s outstanding Class B common stock is attached to and trades as a single unit with one share of the Corporation’s common stock.
ESH REIT has authorized 350.0 million shares of preferred stock, par value $0.01 per share, of which no shares were issued or outstanding as of December 31, 2018 and 2017. Additionally, ESH REIT has authorized 125 shares of preferred stock, no par value, all of which were issued and outstanding as of December 31, 2018 and 2017. The outstanding ESH REIT preferred stock pays dividends at a rate of 12.5% per year. With respect to dividends and distributions upon ESH REIT’s liquidation, winding-up or dissolution, the 12.5% preferred stock ranks senior to the ESH REIT Class A and Class B common stock. The liquidation preference of the 12.5% preferred stock is $1,000 per share plus any accumulated unpaid dividends. Shares of 12.5% preferred stock may be redeemed, in whole or in part, at any time for a per share amount equal to the liquidation preference plus all accumulated unpaid dividends.
ESH REIT paid cash distributions totaling $277.8 million (of which $157.8 million was paid to the Corporation), $235.6 million (of which $132.8 million was paid to the Corporation) and $281.4 million (of which $155.3 million was paid to the Corporation) during the years ended December 31, 2018, 2017 and 2016, respectively.
Paired Share Repurchase Program—In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program. As a result of several increases in authorized amounts and program extensions, the Paired Share repurchase program currently authorizes the Corporation and ESH REIT to purchase up to $400 million in Paired Shares through December 31, 2019. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of December 31, 2018, ESH REIT repurchased and retired 17.3 million ESH REIT Class B common shares for $107.5 million, and $112.5 million remained available under the Paired Share repurchase program.

11.	RELATED PARTY TRANSACTIONS
Revenues and Overhead Expenses
Leases and Rental Revenues—All revenues are generated as a result of, and earned from, related parties. From May 1, 2017 through December 31, 2018, ESH REIT’s revenues were derived from three leases. Prior to the sale of its Extended Stay Canada-branded hotels in May 2017, ESH REIT’s revenues were derived from four leases. The counterparty to each lease agreement is a subsidiary of the Corporation. Fixed rental revenues are recognized on a straight-line basis. For the years ended December 31, 2018, 2017 and 2016, ESH REIT recognized fixed rental revenues of $450.3 million, $461.2 million and $465.2 million, respectively. ESH REIT recognized $217.2 million, $222.3 million and $229.1 million of percentage rental revenues for the years ended December 31, 2018, 2017 and 2016, respectively.
Each lease agreement, which had an initial term that expired in October 2018, was renewed effective November 1, 2018, for a five-year term that expires in October 2023. Upon renewal, minimum and percentage rents were adjusted to reflect then-current market terms. Each lease contains an automatic five-year renewal, unless lessee provides notice that it will not renew no later than thirty months prior to expiration. Future fixed rental payments to be received under current remaining noncancelable lease terms are as follows (in thousands):

Years Ending December 31,
2019	$451,445
2020	462,860
2021	474,409
2022	486,247
2023	415,112
Total	$2,290,073
Overhead Expenses—A wholly-owned subsidiary of the Corporation incurs costs under a services agreement with the Corporation and ESH REIT for certain overhead services performed on the entities’ behalf. The services relate to executive management, accounting, financial analysis, training and technology. For the years ended December 31, 2018, 2017 and 2016, ESH REIT incurred $9.8 million, $8.5 million and $8.8 million, respectively, related to this agreement, which is included in general and administrative expenses in the accompanying consolidated statements of operations. The expenses ESH REIT incurred under this services agreement include expenses related to certain employees that participate in the Corporation’s long-term incentive plan (as described in Note 13). Such charges were $0.9 million, $1.1 million and $1.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Debt and Equity Transactions
Share Repurchases—During the year ended December 31, 2017, ESH REIT repurchased and retired 2.0 million Class B common shares from investment funds and affiliates of Paulson & Co. Inc., Centerbridge Partners, L.P. and The Blackstone Group L.P., each members of ESH REIT’s former ownership group, for $12.2 million. These shares were purchased in connection with secondary offerings consummated during the year ended December 31, 2017 and pursuant to, and counted toward, the combined Paired Share repurchase program (see Note 10).
Unsecured Intercompany Facility—As of December 31, 2018 and 2017, there were no outstanding balances owed by ESH REIT to the Corporation under the Unsecured Intercompany Facility. During the years ended December 31, 2018, 2017 and 2016, ESH REIT incurred $0, $2.4 million and $1.3 million, respectively, in interest expense related to the Unsecured Intercompany Facility. ESH REIT is able to borrow under the Unsecured Intercompany Facility up to $300.0 million, plus additional amounts, in each case, subject to certain conditions (see Note 6).
Distributions—The Corporation owns all of the Class A common stock of ESH REIT, which represents approximately 57% of the outstanding shares of common stock of ESH REIT. During the years ended December 31, 2018, 2017 and 2016, ESH REIT paid distributions of $157.8 million, $132.8 million, and $155.3 million, respectively, to the Corporation in respect of the Class A common stock of ESH REIT.

Issuance of Common Stock—During the year ended December 31, 2018, ESH REIT was compensated $2.6 million for the issuance of approximately 364,000 shares of Class B common stock, each of which was attached to a share of Corporation common stock to form a Paired Share, used to settle vested restricted stock units. During the year ended December 31, 2017, ESH REIT was compensated $1.9 million for the issuance of approximately 309,000 shares of Class B common stock, each of which was attached to a share of Corporation common stock to form a Paired Share, used to settle vested restricted stock units. During the year ended December 31, 2016, ESH REIT was compensated $1.3 million for the issuance of approximately 224,000 shares of Class B common stock, each of which was attached to a share of Corporation common stock to form a Paired Share, used to settle vested restricted stock units.
As of December 31, 2018, approximately 89,000 RSUs issued by the Corporation have vested but have not been settled, for which ESH REIT has recognized a receivable of $0.4 million, which is included as a component of due to Extended Stay America, Inc., net on the accompanying consolidated balance sheets. In March 2019, in accordance with the awards’ settlement provisions, ESH REIT expects to issue and be compensated for the issuance of the corresponding shares of Class B common stock, each of which will be attached to a share of common stock of the Corporation to form a Paired Share.
As of December 31, 2017, approximately 232,000 RSUs issued by the Corporation had vested but had not been settled, for which ESH REIT had recognized a receivable of $1.4 million, which is included as a component of due to Extended Stay America, Inc. on the accompanying consolidated balance sheets. In March 2018, in accordance with the awards’ settlement provisions, ESH REIT issued and was compensated for the issuance of the corresponding shares of Class B common stock, each of which was attached to a share of common stock of the Corporation to form a Paired Share.
Related Party Transaction Balances
Related party transaction balances as of December 31, 2018 and 2017, include the following (in thousands):

	December 31, 2018	December 31, 2017
Leases:
Rents receivable(1)	$4,099	$3,704
Deferred rents receivable(2)	$8,637	$24,388
Unearned rental revenues(1)	$(37,506)	$(40,523)

Working capital and other:
Ordinary working capital(3)	$(12,581)	$(8,441)
Equity awards receivable(4)	403	1,386
Total working capital and other, net(5)	$(12,178)	$(7,055)
______________________

(1)	Rents receivable relate to percentage rents. Unearned rental revenues relate to January 2019 and 2018 fixed minimum rents, respectively.

(2)	Revenues recognized in excess of cash rents received.

(3)	Represents disbursements and/or receipts made by the Corporation or ESH REIT on the other entity’s behalf. Includes overhead costs incurred by the Corporation on ESH REIT’s behalf.

(4)	Represents amounts related to restricted stock units not yet settled or issued.

(5)	Outstanding balances are typically repaid within 30 days.

12.	COMMITMENTS AND CONTINGENCIES
Lease Commitments—ESH REIT is a tenant under long-term ground leases at five of its hotel properties, including one hotel site for which development is in process. The ground lease agreements terminate at various dates between 2023 and 2096 and several of the agreements include multiple renewal options for generally five or ten year periods.
Rent expense on operating leases is recognized on a straight-line basis and was $1.5 million for each of the years ended December 31, 2018, 2017 and 2016. Lease expenses, excluding costs associated with capital leases, are included in hotel operating expense in the accompanying consolidated statements of operations.
As of December 31, 2018 and 2017, capital lease assets totaled $3.8 million and $0, respectively, and are included in property and equipment on the accompanying consolidated balance sheets (see Note 5). Capital lease liabilities totaled $3.4 million and $0 as of December 31, 2018 and 2017, respectively, and are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.

Future minimum lease payments as of December 31, 2018, are as follows (in thousands):

Years Ending December 31,	Operating Leases	Capital Leases	Total
2019	$712	$351	$1,063
2020	779	375	1,154
2021	784	384	1,168
2022	806	386	1,192
2023	545	387	932
Thereafter	78,097	3,340	81,437
Total	$81,723	$5,223	$86,946
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
The Corporation and ESH REIT each maintain an LTIP, as amended and restated in 2015, approved by their shareholders. Under the LTIPs, the Corporation and ESH REIT may issue to eligible employees or directors RSUs or other equity-based awards, in respect of Paired Shares, with service, performance or market vesting conditions. The aggregate number of Paired Shares that may be the subject of awards under the LTIPs shall not exceed 8.0 million, of which no more than 4.0 million may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIP has a share reserve of an equivalent number of shares of Corporation common stock and ESH REIT Class B common stock. As of December 31, 2018, 5.1 million Paired Shares were available for future issuance under the LTIPs.
Equity-based compensation expense is recognized by amortizing the grant-date fair value on a straight-line basis over the requisite service period of each award. The grant-date fair value of awards is based on the closing price of a Paired Share on the date of grant. A portion of the grant-date fair value of all equity-based awards is allocated to a share of Corporation common stock and a portion is allocated to a share of ESH REIT Class B common stock. Expense related to the portion of the grant-date fair value with respect to a share of Corporation common stock is recorded as a payable due to the Corporation. Expense related to the portion of the grant-date fair value with respect to a share of ESH REIT Class B common stock is recorded as an increase to additional paid in capital. Equity-based compensation expense totaled $0.6 million, $0.4 million and $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.
As of December 31, 2018, there was $0.2 million of unrecognized compensation expense related to outstanding equity-based awards, which is expected to be recognized subsequent to December 31, 2018 over a weighted-average period of 0.4 years. Total unrecognized compensation expense will be adjusted for actual forfeitures.
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
The Corporation accounts for awards issued under its LTIP in a manner similar to ESH REIT. For all LTIP awards granted by the Corporation, ESH REIT will receive compensation for the fair value of the Class B shares on the date of settlement of such Class B shares by ESH REIT. As of December 31, 2018, the Corporation has granted a total of 3.8 million service-based, performance-based and market-based RSUs, of which 3.0 million RSUs were either forfeited or settled. As a counterparty to the remaining outstanding RSUs, ESH REIT is expected to issue and be compensated in cash for 0.8 million shares of Class B common stock of ESH REIT in future periods, assuming performance-based awards vest at 100% and no forfeitures.

RSU activity (all of which relates to awards with service vesting conditions) during the years ended December 31, 2018, 2017 and 2016, was as follows:

	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value
Outstanding at January 1, 2016	244	$9.71
Granted	15	$14.08
Settled	(231)	$9.40
Forfeited	—	$—
Outstanding at December 31, 2016	28	$14.57
Granted	26	$17.56
Settled	(15)	$13.66
Forfeited	—	$—
Outstanding at December 31, 2017	39	$16.91
Granted	28	$19.48
Settled	(34)	$17.32
Forfeited	—	$—
Outstanding at December 31, 2018	33	$18.68

Vested at December 31, 2017	—	$—
Nonvested at December 31, 2017	39	$16.91

Vested at December 31, 2018	—	$—
Nonvested at December 31, 2018	33	$18.68

14.	SUBSEQUENT EVENTS
Effective January 1, 2019, the Boards of Directors of the Corporation and ESH REIT authorized an extension of the maturity date of the Paired Share repurchase program through December 31, 2019.
On February 27, 2019, the Board of Directors of ESH REIT declared a cash distribution of $0.15 per share for the fourth quarter of 2018 on its Class A and Class B common stock. The distribution is payable on March 28, 2019 to shareholders of record as of March 14, 2019.

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2018
(dollars in thousands)

			Initial Cost				Cost Capitalized Subsequent to Acquisition (1)				Gross Amount Carried at Close of Period December 31, 2018								Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Hotel Properties:
Anchorage - Downtown	Anchorage, AK	(4)	$723	$8,791	$137	$—	$84	$817	$1,211	$—	$807	$9,608	$1,348	$—	$11,763	$(3,481)	10/8/2010	2003	43
Anchorage - Midtown	Anchorage, AK	(4)	2,600	20,740	240	—	103	983	1,663	—	2,703	21,723	1,903	—	26,329	(6,385)	10/8/2010	2004	45
Fairbanks - Old Airport Way	Fairbanks, AK	(4)	2,978	12,016	98	—	160	969	1,110	—	3,138	12,985	1,208	—	17,331	(4,252)	10/8/2010	2001	40
Juneau - Shell Simmons Drive	Juneau, AK	(4)	2,979	12,135	132	—	98	820	1,057	—	3,077	12,955	1,189	—	17,221	(3,955)	10/8/2010	2001	41
Birmingham - Inverness	Birmingham, AL	(4)	359	688	33	—	35	556	972	—	394	1,244	1,005	—	2,643	(908)	10/8/2010	1996	26
Birmingham - Perimeter Park South	Birmingham, AL	(4)	1,737	3,218	53	—	90	898	1,197	—	1,827	4,116	1,250	—	7,193	(1,796)	10/8/2010	1998	33
Birmingham - Wildwood	Birmingham, AL	(4)	385	1,890	33	—	124	474	1,087	—	509	2,364	1,120	—	3,993	(1,375)	10/8/2010	1996	26
Huntsville - U.S. Space and Rocket Center	Huntsville, AL	(4)	770	5,385	39	—	78	718	898	—	848	6,103	937	—	7,888	(2,196)	10/8/2010	1997	32
Mobile - Spring Hill	Mobile, AL	(4)	1,185	7,479	41	—	90	775	1,122	—	1,275	8,254	1,163	—	10,692	(2,963)	10/8/2010	1997	32
Montgomery - Carmichael Rd.	Montgomery, AL	(4)	1,045	—	35	—	117	462	927	—	1,162	462	962	—	2,586	(844)	10/8/2010	1996	(6)
Montgomery - Eastern Blvd.	Montgomery, AL	(4)	600	4,231	44	—	93	430	998	—	693	4,661	1,042	—	6,396	(2,198)	10/8/2010	1997	32
Little Rock - Financial Centre Parkway	Little Rock, AR	(4)	1,630	2,916	46	—	86	1,026	1,214	—	1,716	3,942	1,260	—	6,918	(1,894)	10/8/2010	1996	31
Little Rock - West Little Rock	Little Rock, AR	(4)	1,708	1,931	39	—	60	680	1,133	—	1,768	2,611	1,172	—	5,551	(1,622)	10/8/2010	1997	27
Fayetteville - Springdale	Springdale, AR	(4)	1,460	—	55	—	123	705	1,014	—	1,583	705	1,069	—	3,357	(1,177)	10/8/2010	2001	(6)
Phoenix - Mesa	Mesa, AZ	(4)	1,098	2,347	38	—	86	880	1,101	—	1,184	3,227	1,139	—	5,550	(1,590)	10/8/2010	1997	37
Phoenix - Mesa - West	Mesa, AZ	(4)	1,305	2,589	44	—	85	1,036	1,174	—	1,390	3,625	1,218	—	6,233	(1,719)	10/8/2010	1997	32
Phoenix - Peoria	Peoria, AZ	(4)	1,229	3,741	38	—	51	484	855	—	1,280	4,225	893	—	6,398	(1,756)	10/8/2010	1998	39
Phoenix - Airport	Phoenix, AZ	(4)	1,764	408	38	—	59	592	927	—	1,823	1,000	965	—	3,788	(1,199)	10/8/2010	1998	40
Phoenix - Airport - E. Oak St.	Phoenix, AZ	(4)	1,623	1,109	57	—	138	929	1,531	—	1,761	2,038	1,588	—	5,387	(1,559)	10/8/2010	1997	36
Phoenix - Biltmore	Phoenix, AZ	(4)	1,191	1,372	50	—	116	713	1,284	—	1,307	2,085	1,334	—	4,726	(1,761)	10/8/2010	1997	37
Phoenix - Deer Valley	Phoenix, AZ	(4)	945	2,092	39	—	61	529	1,050	—	1,006	2,621	1,089	—	4,716	(1,629)	10/8/2010	1998	38
Phoenix - Midtown	Phoenix, AZ	(4)	1,195	3,918	59	—	143	1,178	1,669	—	1,338	5,096	1,728	—	8,162	(2,700)	10/8/2010	1998	39
Phoenix - Scottsdale	Scottsdale, AZ	(4)	1,655	3,691	46	—	143	651	1,269	—	1,798	4,342	1,315	—	7,455	(2,143)	10/8/2010	1997	37
Phoenix - Scottsdale - North	Scottsdale, AZ	(4)	1,476	4,266	43	—	48	736	964	—	1,524	5,002	1,007	—	7,533	(2,252)	10/8/2010	1997	32
Phoenix - Scottsdale - Old Town	Scottsdale, AZ	(4)	1,605	2,564	43	—	115	1,035	1,274	—	1,720	3,599	1,317	—	6,636	(2,178)	10/8/2010	1995	30
Phoenix - Airport - Tempe	Tempe, AZ	(4)	1,228	3,249	46	—	139	662	1,260	—	1,367	3,911	1,306	—	6,584	(1,817)	10/8/2010	1999	39
Tucson - Grant Road	Tucson, AZ	(4)	1,780	5,364	43	—	78	869	1,136	—	1,858	6,233	1,179	—	9,270	(2,516)	10/8/2010	1997	32
Oakland - Alameda	Alameda, CA	(4)	5,165	9,134	57	—	145	888	2,083	—	5,310	10,022	2,140	—	17,472	(3,348)	10/8/2010	2000	40
Oakland - Alameda Airport	Alameda, CA	(4)	3,197	3,067	55	—	53	724	1,271	—	3,250	3,791	1,326	—	8,367	(1,998)	10/8/2010	1999	40
San Jose - Santa Clara	Alviso, CA	(4)	5,036	2,681	64	—	118	622	957	—	5,154	3,303	1,021	—	9,478	(1,687)	10/8/2010	2001	41
Orange County - Anaheim Convention Center	Anaheim, CA	(4)	4,439	3,574	73	—	95	1,050	1,359	—	4,534	4,624	1,432	—	10,590	(2,227)	10/8/2010	2001	41
Orange County - Anaheim Hills	Anaheim, CA	(4)	4,779	2,040	98	—	46	854	1,031	—	4,825	2,894	1,129	—	8,848	(1,666)	10/8/2010	2002	42
Los Angeles - Arcadia	Arcadia, CA	(4)	4,577	3,647	45	—	240	938	1,306	—	4,817	4,585	1,351	—	10,753	(2,273)	10/8/2010	1998	38
Bakersfield - California Avenue	Bakersfield, CA	(4)	1,186	2,153	43	—	247	843	1,185	—	1,433	2,996	1,228	—	5,657	(1,937)	10/8/2010	1996	31
Bakersfield - Chester Lane	Bakersfield, CA	(4)	1,002	4,514	142	—	63	478	822	—	1,065	4,992	964	—	7,021	(2,009)	10/8/2010	2005	45
San Francisco - Belmont	Belmont, CA	(4)	2,910	7,236	103	—	61	465	1,705	—	2,971	7,701	1,808	—	12,480	(2,503)	10/8/2010	2003	43
Orange County - Brea	Brea, CA	(4)	5,199	4,778	50	—	130	1,180	1,441	—	5,329	5,958	1,491	—	12,778	(3,112)	10/8/2010	1998	33
Los Angeles - Burbank Airport	Burbank, CA	(4)	6,120	9,690	106	—	89	1,004	1,607	—	6,209	10,694	1,713	—	18,616	(3,662)	10/8/2010	2001	41
San Diego - Carlsbad Village by the Sea	Carlsbad, CA	(4)	4,783	7,618	96	—	135	736	1,124	—	4,918	8,354	1,220	—	14,492	(2,861)	10/8/2010	2002	42
Los Angeles - Carson	Carson, CA	(4)	5,430	2,173	138	—	224	525	963	—	5,654	2,698	1,101	—	9,453	(1,601)	10/8/2010	2004	44
Los Angeles - Chino Valley	Chino, CA	(4)	1,288	3,297	108	—	75	496	1,124	—	1,363	3,793	1,232	—	6,388	(1,934)	10/8/2010	2004	44
Orange County - Cypress	Cypress, CA	(4)	5,543	4,484	59	—	79	827	1,262	—	5,622	5,311	1,321	—	12,254	(2,545)	10/8/2010	1998	38
Dublin - Hacienda Dr.	Dublin, CA	(4)	3,377	4,243	52	—	86	689	1,024	—	3,463	4,932	1,076	—	9,471	(2,162)	10/8/2010	2000	40
Los Angeles - LAX Airport - El Segundo	El Segundo, CA	(4)	9,922	5,598	68	—	133	1,108	1,638	—	10,055	6,706	1,706	—	18,467	(3,303)	10/8/2010	1998	33
Sacramento - Elk Grove	Elk Grove, CA	(4)	941	2,290	89	—	53	510	925	—	994	2,800	1,014	—	4,808	(1,553)	10/8/2010	2003	43
Fairfield - Napa Valley	Fairfield, CA	(4)	1,490	6,066	135	—	80	434	863	—	1,570	6,500	998	—	9,068	(2,340)	10/8/2010	2004	44
Fremont - Fremont Blvd. South	Fremont, CA	(4)	2,928	5,364	56	—	140	1,034	1,730	—	3,068	6,398	1,786	—	11,252	(2,678)	10/8/2010	1999	39
Fremont - Newark	Fremont, CA	(4)	7,370	6,048	101	—	498	1,623	3,233	—	7,868	7,671	3,334	—	18,873	(3,829)	10/8/2010	1999	41
Fremont - Warm Springs	Fremont, CA	(4)	5,114	1,271	58	—	78	588	941	—	5,192	1,859	999	—	8,050	(1,408)	10/8/2010	2001	41
Fresno - North	Fresno, CA	(4)	1,988	6,753	43	—	67	666	917	—	2,055	7,419	960	—	10,434	(2,894)	10/8/2010	1997	32
Los Angeles - South	Gardena, CA	(4)	3,977	3,909	51	—	91	681	1,174	—	4,068	4,590	1,225	—	9,883	(2,591)	10/8/2010	1998	28

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2018 (continued)
(dollars in thousands)

			Initial Cost				Cost Capitalized Subsequent to Acquisition (1)				Gross Amount Carried at Close of Period December 31, 2018								Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Los Angeles - Glendale	Glendale, CA	(4)	4,689	5,746	55	—	46	655	1,159	—	4,735	6,401	1,214	—	12,350	(2,500)	10/8/2010	1999	39
Orange County - Huntington Beach	Huntington Beach, CA	(4)	4,499	5,131	38	—	77	795	992	—	4,576	5,926	1,030	—	11,532	(2,376)	10/8/2010	1998	38
Orange County - Irvine Spectrum	Irvine, CA	(4)	7,355	5,703	54	—	177	850	1,541	—	7,532	6,553	1,595	—	15,680	(3,306)	10/8/2010	1997	32
Los Angeles - La Mirada	La Mirada, CA	(4)	3,681	2,557	39	—	36	823	1,047	—	3,717	3,380	1,086	—	8,183	(1,816)	10/8/2010	1998	38
Orange County - Lake Forest	Lake Forest, CA	(4)	5,530	2,182	43	—	100	856	1,044	—	5,630	3,038	1,087	—	9,755	(1,738)	10/8/2010	1997	37
Livermore - Airway Blvd.	Livermore, CA	(4)	2,553	3,576	44	—	61	759	1,174	—	2,614	4,335	1,218	—	8,167	(2,093)	10/8/2010	1998	38
Los Angeles - Long Beach Airport	Long Beach, CA	(4)	5,626	6,872	47	—	97	765	1,138	—	5,723	7,637	1,185	—	14,545	(2,878)	10/8/2010	1997	37
Los Angeles - LAX Airport	Los Angeles, CA	(4)	4,770	7,879	56	—	66	985	1,603	—	4,836	8,864	1,659	—	15,359	(3,270)	10/8/2010	1999	39
San Jose - Milpitas	Milpitas, CA	(4)	6,602	4,064	51	—	335	746	1,615	—	6,937	4,810	1,666	—	13,413	(2,355)	10/8/2010	1998	38
San Jose - Milpitas - McCarthy Ranch	Milpitas, CA	(4)	6,844	7,392	57	—	144	1,733	2,720	—	6,988	9,125	2,777	—	18,890	(4,140)	10/8/2010	1997	32
Los Angeles - Monrovia	Monrovia, CA	(4)	3,884	4,929	57	—	118	943	1,263	—	4,002	5,872	1,320	—	11,194	(2,750)	10/8/2010	1998	38
San Jose - Morgan Hill	Morgan Hill, CA	(4)	4,283	2,018	36	—	104	794	1,064	—	4,387	2,812	1,100	—	8,299	(1,637)	10/8/2010	1998	38
San Jose - Mountain View	Mountain View, CA	(4)	6,657	4,458	47	—	130	882	2,200	—	6,787	5,340	2,247	—	14,374	(2,609)	10/8/2010	1997	32
Orange County - John Wayne Airport	Newport Beach, CA	(4)	6,881	10,663	98	—	78	1,134	1,335	—	6,959	11,797	1,433	—	20,189	(3,886)	10/8/2010	2001	41
Los Angeles - Northridge	Northridge, CA	(4)	5,167	5,391	163	—	104	651	1,242	—	5,271	6,042	1,405	—	12,718	(2,387)	10/8/2010	2005	45
Oakland - Emeryville	Oakland, CA	(4)	3,927	9,132	117	—	548	675	1,539	—	4,475	9,807	1,656	—	15,938	(3,364)	10/8/2010	2001	41
San Diego - Oceanside	Oceanside, CA	(4)	4,271	5,999	43	—	134	746	1,262	—	4,405	6,745	1,305	—	12,455	(2,566)	10/8/2010	1999	39
Los Angeles - Ontario Airport	Ontario, CA	(4)	1,639	6,138	46	—	124	1,028	1,237	—	1,763	7,166	1,283	—	10,212	(2,703)	10/8/2010	1997	37
Orange County - Katella Ave.	Orange, CA	(4)	3,976	5,704	74	—	71	1,034	1,228	—	4,047	6,738	1,302	—	12,087	(2,566)	10/8/2010	2001	41
Palm Springs - Airport	Palm Springs, CA	(4)	1,955	3,506	98	—	341	749	1,168	—	2,296	4,255	1,266	—	7,817	(1,973)	10/8/2010	2003	43
Pleasant Hill - Buskirk Ave.	Pleasant Hill, CA	(4)	3,786	7,754	44	—	98	759	1,307	—	3,884	8,513	1,351	—	13,748	(2,992)	10/8/2010	1997	37
Pleasanton - Chabot Dr.	Pleasanton, CA	(4)	3,039	5,910	55	—	99	971	1,384	—	3,138	6,881	1,439	—	11,458	(2,875)	10/8/2010	1998	38
Sacramento - White Rock Rd.	Rancho Cordova, CA	(4)	1,301	2,717	47	—	112	944	1,250	—	1,413	3,661	1,297	—	6,371	(2,161)	10/8/2010	1997	32
Richmond - Hilltop Mall	Richmond, CA	(4)	2,232	4,124	51	—	78	657	1,200	—	2,310	4,781	1,251	—	8,342	(1,910)	10/8/2010	2000	40
Sacramento - Roseville	Roseville, CA	(4)	1,125	5,233	45	—	114	624	1,012	—	1,239	5,857	1,057	—	8,153	(2,426)	10/8/2010	1998	38
Sacramento - Arden Way	Sacramento, CA	(4)	888	2,349	45	—	152	1,192	1,138	—	1,040	3,541	1,183	—	5,764	(1,802)	10/8/2010	1997	32
Sacramento - Northgate	Sacramento, CA	(4)	932	2,359	44	—	208	831	1,172	—	1,140	3,190	1,216	—	5,546	(1,815)	10/8/2010	1997	32
Sacramento - South Natomas	Sacramento, CA	(4)	1,460	823	51	—	66	1,094	1,470	—	1,526	1,917	1,521	—	4,964	(1,860)	10/8/2010	1998	33
San Francisco - San Carlos	San Carlos, CA	(4)	4,233	5,299	49	—	113	871	1,338	—	4,346	6,170	1,387	—	11,903	(2,721)	10/8/2010	1998	38
San Diego - Hotel Circle	San Diego, CA	(4)	6,893	9,935	68	—	416	1,204	1,685	—	7,309	11,139	1,753	—	20,201	(4,088)	10/8/2010	1999	39
San Diego - Mission Valley - Stadium	San Diego, CA	(4)	6,978	1,797	85	—	46	648	1,045	—	7,024	2,445	1,130	—	10,599	(1,606)	10/8/2010	2002	42
San Diego - Fashion Valley	San Diego, CA	(4)	5,371	5,639	49	—	107	931	1,547	—	5,478	6,570	1,596	—	13,644	(3,307)	10/8/2010	1997	32
Los Angeles - San Dimas	San Dimas, CA	(4)	4,736	991	42	—	65	736	1,055	—	4,801	1,727	1,097	—	7,625	(1,463)	10/8/2010	1999	39
San Jose - Airport	San Jose, CA	(4)	8,118	5,912	75	—	169	1,116	2,609	—	8,287	7,028	2,684	—	17,999	(3,056)	10/8/2010	2000	40
San Jose - Downtown	San Jose, CA	(4)	6,480	6,070	53	—	344	1,396	1,730	—	6,824	7,466	1,783	—	16,073	(3,087)	10/8/2010	1998	38
San Jose - Edenvale - North	San Jose, CA	(4)	5,087	3,649	56	—	70	935	1,255	—	5,157	4,584	1,311	—	11,052	(1,997)	10/8/2010	2000	40
San Jose - Edenvale - South	San Jose, CA	(4)	5,359	3,832	83	—	118	776	1,483	—	5,477	4,608	1,566	—	11,651	(2,341)	10/8/2010	2000	41
San Francisco - San Mateo - SFO	San Mateo, CA	(4)	7,369	6,704	50	—	144	1,016	2,287	—	7,513	7,720	2,337	—	17,570	(3,088)	10/8/2010	1997	32
San Rafael - Francisco Blvd. East	San Rafael, CA	(4)	3,129	13,822	378	—	104	620	1,122	—	3,233	14,442	1,500	—	19,175	(4,169)	10/8/2010	2007	47
San Ramon - Bishop Ranch - East	San Ramon, CA	(4)	3,721	5,226	59	—	129	771	1,816	—	3,850	5,997	1,875	—	11,722	(2,363)	10/8/2010	2000	40
San Ramon - Bishop Ranch - West	San Ramon, CA	(4)	3,098	2,886	55	—	98	758	1,463	—	3,196	3,644	1,518	—	8,358	(2,516)	10/8/2010	1998	33
Santa Barbara - Calle Real	Santa Barbara, CA	(4)	3,301	8,709	41	—	110	753	1,048	—	3,411	9,462	1,089	—	13,962	(3,027)	10/8/2010	1998	38
Santa Rosa - North	Santa Rosa, CA	(4)	3,053	6,086	46	—	68	539	898	—	3,121	6,625	944	—	10,690	(2,112)	10/8/2010	2000	40
Santa Rosa - South	Santa Rosa, CA	(4)	1,592	4,998	41	—	109	783	1,221	—	1,701	5,781	1,262	—	8,744	(2,459)	10/8/2010	1997	32
Los Angeles - Simi Valley	Simi Valley, CA	(4)	3,088	7,175	113	—	188	652	998	—	3,276	7,827	1,111	—	12,214	(2,810)	10/8/2010	2004	44
San Diego - Sorrento Mesa	San Diego, CA	(4)	6,441	6,020	49	—	179	781	1,252	—	6,620	6,801	1,301	—	14,722	(3,166)	10/8/2010	1998	33
Los Angeles - Valencia	Stevenson Ranch, CA	(4)	9,414	—	20	—	98	1,058	1,102	—	9,512	1,058	1,122	—	11,692	(1,113)	10/8/2010	2000	(6)
Stockton - March Lane	Stockton, CA	(4)	2,299	3,558	55	—	111	420	911	—	2,410	3,978	966	—	7,354	(1,735)	10/8/2010	2001	41
San Jose - Sunnyvale	Sunnyvale, CA	(4)	6,051	5,019	50	—	191	1,426	1,502	—	6,242	6,445	1,552	—	14,239	(2,890)	10/8/2010	1997	32

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2018 (continued)
(dollars in thousands)

			Initial Cost				Cost Capitalized Subsequent to Acquisition (1)				Gross Amount Carried at Close of Period December 31, 2018								Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Temecula - Wine Country	Temecula, CA	(4)	1,489	8,153	79	—	69	669	1,188	—	1,558	8,822	1,267	—	11,647	(2,944)	10/8/2010	2002	42
Los Angeles - Torrance - Del Amo Circle	Torrance, CA	(4)	5,953	4,361	78	—	96	752	1,357	—	6,049	5,113	1,435	—	12,597	(2,654)	10/8/2010	1999	39
Los Angeles - Torrance Blvd.	Torrance, CA	(4)	3,761	6,296	43	—	68	839	1,072	—	3,829	7,135	1,115	—	12,079	(2,758)	10/8/2010	1997	37
Los Angeles - Torrance Harbor Gateway	Torrance, CA	(4)	4,625	4,747	49	—	123	738	1,015	—	4,748	5,485	1,064	—	11,297	(2,284)	10/8/2010	1999	39
Stockton - Tracy	Tracy, CA	(4)	2,344	3,434	96	—	102	464	863	—	2,446	3,898	959	—	7,303	(1,804)	10/8/2010	2003	43
Union City - Dyer St.	Union City, CA	(4)	2,907	6,359	51	—	205	962	1,998	—	3,112	7,321	2,049	—	12,482	(2,847)	10/8/2010	1999	39
Sacramento - Vacaville	Vacaville, CA	(4)	809	3,179	76	—	93	772	1,089	—	902	3,951	1,165	—	6,018	(1,769)	10/8/2010	2002	42
Sacramento - West Sacramento	West Sacramento, CA	(4)	1,292	3,395	134	—	69	423	1,038	—	1,361	3,818	1,172	—	6,351	(1,827)	10/8/2010	2004	44
Los Angeles - Woodland Hills	Woodland Hills, CA	(4)	5,452	7,561	69	—	117	1,077	1,916	—	5,569	8,638	1,985	—	16,192	(3,509)	10/8/2010	2000	40
Orange County - Yorba Linda	Yorba Linda, CA	(4)	3,443	2,020	106	—	54	606	1,013	—	3,497	2,626	1,119	—	7,242	(1,573)	10/8/2010	2003	43
Denver - Aurora South	Aurora, CO	(4)	2,415	2,958	48	—	187	1,035	1,421	—	2,602	3,993	1,469	—	8,064	(2,057)	10/8/2010	1996	31
Denver - Aurora North	Aurora, CO	(4)	2,706	6,047	65	—	71	1,493	1,615	—	2,777	7,540	1,680	—	11,997	(3,067)	10/8/2010	1997	39
Colorado Springs - West	Colorado Springs, CO	(4)	3,338	1,325	41	—	119	529	856	—	3,457	1,854	897	—	6,208	(1,066)	10/8/2010	1998	39
Denver - Tech Center South	Englewood, CO	(4)	1,714	978	46	—	129	574	970	—	1,843	1,552	1,016	—	4,411	(916)	10/8/2010	1998	40
Denver - Tech Center South - Inverness	Englewood, CO	(4)	2,941	1,340	46	—	186	1,396	1,210	—	3,127	2,736	1,256	—	7,119	(1,539)	10/8/2010	1997	32
Denver - Cherry Creek	Glendale, CO	(4)	1,856	2,713	40	—	173	900	1,337	—	2,029	3,613	1,377	—	7,019	(2,236)	10/8/2010	1997	32
Denver - Tech Center - Central	Greenwood Village, CO	(4)	2,392	1,286	51	—	197	1,170	1,490	—	2,589	2,456	1,541	—	6,586	(2,344)	10/8/2010	1997	34
Denver - Tech Center South - Greenwood Village	Greenwood Village, CO	(4)	1,767	2,278	110	—	165	815	1,169	—	1,932	3,093	1,279	—	6,304	(1,575)	10/8/2010	2003	44
Denver - Lakewood South	Lakewood, CO	(4)	2,338	3,348	43	—	140	840	1,199	—	2,478	4,188	1,242	—	7,908	(2,269)	10/8/2010	1996	31
Denver - Park Meadows	Lone Tree, CO	(4)	1,578	3,467	78	—	148	618	1,011	—	1,726	4,085	1,089	—	6,900	(1,958)	10/8/2010	2002	42
Denver - Westminster	Westminster, CO	(4)	2,779	4,683	49	—	270	728	1,041	—	3,049	5,411	1,090	—	9,550	(2,094)	10/8/2010	2000	40
Hartford - Farmington	Farmington, CT	(4)	1,080	6,003	65	—	108	589	903	—	1,188	6,592	968	—	8,748	(2,116)	10/8/2010	1998	39
Hartford - Manchester	Manchester, CT	(4)	1,002	6,723	67	—	88	702	945	—	1,090	7,425	1,012	—	9,527	(2,692)	10/8/2010	2001	41
Hartford - Meriden	Meriden, CT	(4)	687	6,207	81	—	133	537	973	—	820	6,744	1,054	—	8,618	(2,579)	10/8/2010	2002	42
Norwalk - Stamford	Norwalk, CT	(4)	2,866	12,533	64	—	170	897	1,423	—	3,036	13,430	1,487	—	17,953	(4,451)	10/8/2010	1999	39
Shelton - Fairfield County	Shelton, CT	(4)	2,001	11,314	60	—	100	1,119	1,268	—	2,101	12,433	1,328	—	15,862	(4,280)	10/8/2010	1998	38
Newark - Christiana - Wilmington	Newark, DE	(4)	1,473	7,617	61	—	158	1,112	1,318	—	1,631	8,729	1,379	—	11,739	(3,274)	10/8/2010	1998	38
Orlando - Altamonte Springs	Altamonte Springs, FL	(4)	5,421	—	25	—	87	867	1,304	—	5,508	867	1,329	—	7,704	(1,057)	10/8/2010	1998	(6)
Boca Raton - Commerce	Boca Raton, FL	(4)	5,920	3,219	56	—	137	1,378	1,313	—	6,057	4,597	1,369	—	12,023	(2,458)	10/8/2010	1998	33
Tampa - Brandon	Brandon, FL	(4)	3,709	3,540	696	—	195	898	883	—	3,904	4,438	1,579	—	9,921	(3,035)	12/13/2012	1997	26
St. Petersburg - Clearwater - Executive Dr.	Clearwater, FL	(4)	1,951	3,062	39	—	57	621	895	—	2,008	3,683	934	—	6,625	(1,850)	10/8/2010	1998	38
Clearwater - Carillon Park	Clearwater, FL	(4)	1,679	2,926	489	—	158	957	869	—	1,837	3,883	1,358	—	7,078	(2,563)	12/13/2012	1997	22
Fort Lauderdale - Davie	Davie, FL	(4)	5,014	3,117	492	—	166	1,009	1,186	—	5,180	4,126	1,678	—	10,984	(2,316)	12/13/2012	1997	23
Daytona Beach - International Speedway	Daytona Beach, FL	(4)	987	3,972	45	—	99	474	1,170	—	1,086	4,446	1,215	—	6,747	(1,612)	10/8/2010	1998	41
Fort Lauderdale - Deerfield Beach	Deerfield Beach, FL	(4)	2,885	3,421	38	—	145	622	1,024	—	3,030	4,043	1,062	—	8,135	(1,902)	10/8/2010	1997	37
Destin - US 98 - Emerald Coast Pkwy.	Destin, FL	(4)	1,149	2,528	96	—	117	1,631	866	—	1,266	4,159	962	—	6,387	(2,048)	10/8/2010	2001	48

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2018 (continued)
(dollars in thousands)

			Initial Cost				Cost Capitalized Subsequent to Acquisition (1)				Gross Amount Carried at Close of Period December 31, 2018								Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Fort Lauderdale - Convention Center - Cruise Port	Fort Lauderdale, FL	(4)	3,441	7,008	71	—	74	1,013	1,339	—	3,515	8,021	1,410	—	12,946	(3,064)	10/8/2010	1999	39
Fort Lauderdale - Cypress Creek - Andrews Ave.	Fort Lauderdale, FL	(4)	2,761	2,685	41	—	151	652	1,174	—	2,912	3,337	1,215	—	7,464	(1,699)	10/8/2010	1998	33
Fort Lauderdale - Cypress Creek - NW 6th Way	Fort Lauderdale, FL	(4)	2,480	751	62	—	87	831	1,131	—	2,567	1,582	1,193	—	5,342	(1,103)	10/8/2010	1999	42
Fort Lauderdale - Plantation	Fort Lauderdale, FL	(4)	6,352	2,252	61	—	139	782	1,029	—	6,491	3,034	1,090	—	10,615	(1,558)	10/8/2010	2000	40
Gainesville - I-75	Gainesville, FL	(4)	846	6,416	44	—	59	754	996	—	905	7,170	1,040	—	9,115	(2,535)	10/8/2010	1997	32
Jacksonville - Baymeadows	Jacksonville, FL	(4)	1,163	2,662	48	—	88	877	1,415	—	1,251	3,539	1,463	—	6,253	(1,647)	10/8/2010	1998	38
Jacksonville - Lenoir Avenue East	Jacksonville, FL	(4)	969	1,057	63	—	79	687	1,125	—	1,048	1,744	1,188	—	3,980	(1,228)	10/8/2010	1997	37
Jacksonville - Deerwood Park	Jacksonville, FL	(4)	943	3,910	66	—	142	999	1,522	—	1,085	4,909	1,588	—	7,582	(2,179)	10/8/2010	1999	40
Jacksonville - Lenoir Avenue South	Jacksonville, FL	(4)	842	1,862	47	—	50	561	917	—	892	2,423	964	—	4,279	(1,086)	10/8/2010	1998	44
Jacksonville - Riverwalk - Convention Center	Jacksonville, FL	(4)	593	3,693	52	—	100	737	987	—	693	4,430	1,039	—	6,162	(2,072)	10/8/2010	2000	40
Jacksonville - Salisbury Rd. - Southpoint	Jacksonville, FL	(4)	727	720	52	—	130	2,045	1,216	—	857	2,765	1,268	—	4,890	(2,070)	10/8/2010	1999	39
Jacksonville - Southside - St. Johns Towne Ctr.	Jacksonville, FL	(4)	925	2,679	47	—	108	1,163	1,229	—	1,033	3,842	1,276	—	6,151	(1,727)	10/8/2010	1997	32
Orlando - Lake Mary - 1036 Greenwood Blvd	Lake Mary, FL	(4)	2,229	—	19	—	61	556	833	—	2,290	556	852	—	3,698	(832)	10/8/2010	2000	(6)
Orlando - Lake Mary - 1040 Greenwood Blvd	Lake Mary, FL	(4)	2,685	—	25	—	120	897	1,148	—	2,805	897	1,173	—	4,875	(951)	10/8/2010	1998	(6)
Melbourne - Airport	Melbourne, FL	(4)	1,423	4,160	53	—	76	547	988	—	1,499	4,707	1,041	—	7,247	(1,763)	10/8/2010	1998	39
Miami - Airport - Blue Lagoon	Miami, FL	(4)	9,702	4,910	70	—	101	1,380	1,574	—	9,803	6,290	1,644	—	17,737	(3,156)	10/8/2010	1998	33
Miami - Airport - Doral	Miami, FL	(4)	10,164	4,188	1,131	—	254	1,319	791	—	10,418	5,507	1,922	—	17,847	(3,706)	12/13/2012	1997	26
Miami - Airport - Doral - 87th Avenue South	Miami, FL	(4)	4,451	7,542	92	—	67	965	1,049	—	4,518	8,507	1,141	—	14,166	(2,914)	10/8/2010	2001	41
Miami - Airport - Doral - 25th Street	Miami, FL	(4)	4,135	5,307	125	—	76	952	1,372	—	4,211	6,259	1,497	—	11,967	(2,666)	10/8/2010	2002	42
Miami - Airport - Miami Springs	Miami, FL	(4)	8,014	3,657	71	—	101	2,723	1,121	—	8,115	6,380	1,192	—	15,687	(3,090)	10/8/2010	1998	40
Miami - Downtown Brickell - Cruise Port	Miami, FL	(4)	3,323	7,312	85	—	106	1,056	1,275	—	3,429	8,368	1,360	—	13,157	(2,995)	10/8/2010	2001	41
Miami - Coral Gables	Miami, FL	(4)	2,866	7,211	76	—	84	899	1,258	—	2,950	8,110	1,334	—	12,394	(2,906)	10/8/2010	2001	41
Orlando - Convention Center - 6443 Westwood	Orlando, FL	(4)	2,472	2,071	68	—	117	840	1,253	—	2,589	2,911	1,321	—	6,821	(2,026)	10/8/2010	1999	43
Orlando - Convention Center - Universal Blvd.	Orlando, FL	(4)	3,326	3,097	58	—	197	1,000	1,818	—	3,523	4,097	1,876	—	9,496	(2,901)	10/8/2010	1998	38
Orlando - Convention Ctr - Sports Complex	Orlando, FL	(4)	2,767	1,466	43	—	111	860	1,074	—	2,878	2,326	1,117	—	6,321	(1,746)	10/8/2010	1997	37
Orlando - Lake Buena Vista	Orlando, FL	(4)	4,137	—	30	—	191	999	1,736	—	4,328	999	1,766	—	7,093	(2,109)	10/8/2010	1998	(6)
Orlando - Maitland - 1776 Pembrook Dr.	Orlando, FL	(4)	2,103	807	74	—	57	524	994	—	2,160	1,331	1,068	—	4,559	(1,000)	10/8/2010	2000	45
Orlando - Maitland - Summit Tower Blvd	Orlando, FL	(4)	3,577	—	65	—	122	946	1,546	—	3,699	946	1,611	—	6,256	(1,194)	10/8/2010	1998	(6)
Orlando - Maitland - 1760 Pembrook Dr.	Orlando, FL	(4)	2,133	1,347	41	—	35	464	911	—	2,168	1,811	952	—	4,931	(1,170)	10/8/2010	1999	39
Orlando - Southpark - Commodity Circle	Orlando, FL	(4)	3,483	2,051	64	—	120	992	1,564	—	3,603	3,043	1,628	—	8,274	(1,974)	10/8/2010	1999	40
Orlando - Southpark - Equity Row	Orlando, FL	(4)	2,854	432	49	—	91	816	1,438	—	2,945	1,248	1,487	—	5,680	(1,261)	10/8/2010	1998	38
Orlando - Orlando Theme Parks - Vineland Rd.	Orlando, FL	(4)	2,813	2,874	66	—	128	623	1,194	—	2,941	3,497	1,260	—	7,698	(1,999)	10/8/2010	1998	42
Orlando - Orlando Theme Parks - Major Blvd.	Orlando, FL	(4)	3,349	3,190	52	—	150	780	1,188	—	3,499	3,970	1,240	—	8,709	(2,131)	10/8/2010	1999	39
Pensacola - University Mall	Pensacola, FL	(4)	934	4,059	38	—	70	567	1,029	—	1,004	4,626	1,067	—	6,697	(1,825)	10/8/2010	1997	37
Fort Lauderdale - Cypress Creek - Park North	Pompano Beach, FL	(4)	3,567	2,828	65	—	147	2,037	1,721	—	3,714	4,865	1,786	—	10,365	(2,988)	10/8/2010	1998	38
Tallahassee - Killearn	Tallahassee, FL	(4)	356	1,769	29	—	87	1,066	832	—	443	2,835	861	—	4,139	(1,311)	10/8/2010	1998	28

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2018 (continued)
(dollars in thousands)

			Initial Cost				Cost Capitalized Subsequent to Acquisition (1)				Gross Amount Carried at Close of Period December 31, 2018								Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Fort Lauderdale - Tamarac	Tamarac, FL	(4)	3,709	3,054	712	—	128	1,656	971	—	3,837	4,710	1,683	—	10,230	(2,818)	12/13/2012	1997	21
Tampa - Airport - Memorial Hwy.	Tampa, FL	(4)	2,513	1,342	69	—	137	626	1,190	—	2,650	1,968	1,259	—	5,877	(1,650)	10/8/2010	1999	42
Tampa - Airport - N. Westshore Blvd.	Tampa, FL	(4)	2,564	3,918	64	—	115	1,352	1,686	—	2,679	5,270	1,750	—	9,699	(2,687)	10/8/2010	1998	38
Tampa - Airport - Spruce Street	Tampa, FL	(4)	2,437	3,066	102	—	59	537	950	—	2,496	3,603	1,052	—	7,151	(1,684)	10/8/2010	2003	43
Tampa - North - USF - Attractions	Tampa, FL	(4)	2,028	845	37	—	113	657	1,093	—	2,141	1,502	1,130	—	4,773	(1,278)	10/8/2010	1997	37
Tampa - North Airport	Tampa, FL	(4)	1,294	2,236	490	—	140	957	919	—	1,434	3,193	1,409	—	6,036	(2,166)	12/13/2012	1997	20
West Palm Beach - Northpoint Corporate Park	West Palm Beach, FL	(4)	2,723	3,326	49	—	77	497	998	—	2,800	3,823	1,047	—	7,670	(1,582)	10/8/2010	1998	38
Atlanta - Alpharetta - Northpoint - East	Alpharetta, GA	(4)	717	591	42	—	125	813	1,263	—	842	1,404	1,305	—	3,551	(1,172)	10/8/2010	1997	27
Atlanta - Alpharetta - Northpoint - West	Alpharetta, GA	(4)	1,218	1,673	58	—	105	643	1,185	—	1,323	2,316	1,243	—	4,882	(1,422)	10/8/2010	1999	42
Atlanta - Alpharetta - Rock Mill Rd.	Alpharetta, GA	(4)	1,391	1,101	40	—	51	487	799	—	1,442	1,588	839	—	3,869	(1,189)	10/8/2010	1999	39
Atlanta - Clairmont	Atlanta, GA	(4)	1,142	3,284	40	—	89	613	953	—	1,231	3,897	993	—	6,121	(1,769)	10/8/2010	1998	38
Atlanta - Buckhead	Atlanta, GA	(4)	1,183	4,086	42	—	96	799	1,232	—	1,279	4,885	1,274	—	7,438	(2,018)	10/8/2010	1997	37
Atlanta - Marietta - Interstate N. Pkwy	Atlanta, GA	(4)	1,766	3,023	72	—	78	1,004	1,208	—	1,844	4,027	1,280	—	7,151	(1,603)	10/8/2010	1999	41
Atlanta - Marietta - Wildwood	Atlanta, GA	(4)	852	2,881	40	—	86	743	1,037	—	938	3,624	1,077	—	5,639	(1,753)	10/8/2010	1996	36
Atlanta - Perimeter - Hammond Drive	Atlanta, GA	(4)	1,921	3,398	45	—	210	789	1,228	—	2,131	4,187	1,273	—	7,591	(2,100)	10/8/2010	1997	32
Atlanta - Perimeter - Crestline	Atlanta, GA	(4)	1,562	1,581	46	—	83	486	1,040	—	1,645	2,067	1,086	—	4,798	(1,360)	10/8/2010	2000	40
Atlanta - Perimeter - Peachtree Dunwoody	Atlanta, GA	(4)	1,203	2,928	44	—	135	734	1,103	—	1,338	3,662	1,147	—	6,147	(1,724)	10/8/2010	1997	37
Atlanta - Vinings	Atlanta, GA	(4)	1,924	5,785	57	—	87	757	1,220	—	2,011	6,542	1,277	—	9,830	(2,254)	10/8/2010	1997	40
Atlanta - Duluth	Duluth, GA	(4)	1,177	1,252	61	—	74	544	711	—	1,251	1,796	772	—	3,819	(831)	10/8/2010	1997	49
Atlanta - Gwinnett Place	Duluth, GA	(4)	1,269	3,234	48	—	375	1,110	1,282	—	1,644	4,344	1,330	—	7,318	(1,860)	10/8/2010	1990	30
Atlanta - Kennesaw Chastain Rd.	Kennesaw, GA	(4)	1,092	1,560	38	—	105	594	1,185	—	1,197	2,154	1,223	—	4,574	(1,324)	10/8/2010	1997	27
Atlanta - Kennesaw Town Center	Kennesaw, GA	(4)	1,122	2,213	38	—	75	621	959	—	1,197	2,834	997	—	5,028	(1,274)	10/8/2010	1998	38
Atlanta - Marietta - Powers Ferry Rd.	Marietta, GA	(4)	2,718	1,891	58	—	52	881	1,344	—	2,770	2,772	1,402	—	6,944	(1,591)	10/8/2010	1998	38
Atlanta - Marietta - Windy Hill	Marietta, GA	(4)	1,645	2,192	41	—	(104)	838	1,053	—	1,541	3,030	1,094	—	5,665	(1,331)	10/8/2010	1998	39
Atlanta - Morrow	Morrow, GA	(4)	1,713	2,276	41	—	93	599	978	—	1,806	2,875	1,019	—	5,700	(1,253)	10/8/2010	1998	39
Atlanta - Peachtree Corners	Norcross, GA	(4)	1,256	—	19	—	100	616	1,035	—	1,356	616	1,054	—	3,026	(727)	10/8/2010	1997	(6)
Savannah - Midtown	Savannah, GA	(4)	564	5,079	66	—	66	482	1,006	—	630	5,561	1,072	—	7,263	(2,246)	10/8/2010	2001	41
Atlanta - Cumberland Mall	Smyrna, GA	(4)	1,631	2,038	45	—	85	953	1,092	—	1,716	2,991	1,137	—	5,844	(1,550)	10/8/2010	1997	32
Des Moines - Urbandale	Urbandale, IA	(4)	1,119	2,684	41	—	119	631	851	—	1,238	3,315	892	—	5,445	(1,481)	10/8/2010	1999	39
Des Moines - West Des Moines	West Des Moines, IA	(4)	1,089	2,742	39	—	121	830	1,130	—	1,210	3,572	1,169	—	5,951	(2,099)	10/8/2010	1997	27
Boise - Airport	Boise, ID	(4)	862	1,647	39	—	81	784	1,125	—	943	2,431	1,164	—	4,538	(1,254)	10/8/2010	1997	37
Chicago - Midway	Bedford Park, IL	(4)	2,028	2,261	130	—	105	689	1,048	—	2,133	2,950	1,178	—	6,261	(1,976)	10/8/2010	2003	43
Bloomington - Normal	Bloomington, IL	(4)	941	3,404	61	—	64	544	910	—	1,005	3,948	971	—	5,924	(1,542)	10/8/2010	2001	41
Chicago - Buffalo Grove - Deerfield	Buffalo Grove, IL	(4)	2,264	4,986	44	—	77	909	1,062	—	2,341	5,895	1,106	—	9,342	(2,409)	10/8/2010	1998	38
Chicago - Burr Ridge	Burr Ridge, IL	(4)	2,033	4,406	43	—	125	1,019	1,054	—	2,158	5,425	1,097	—	8,680	(2,330)	10/8/2010	1996	36
Champaign - Urbana	Champaign, IL	(4)	1,221	4,043	35	—	89	507	768	—	1,310	4,550	803	—	6,663	(1,520)	10/8/2010	1998	38
Chicago - Darien	Darien, IL	(4)	1,754	4,286	42	—	129	660	869	—	1,883	4,946	911	—	7,740	(2,056)	10/8/2010	1999	39
Chicago - O'Hare	Des Plaines, IL	(4)	1,946	3,737	44	—	143	993	1,123	—	2,089	4,730	1,167	—	7,986	(2,174)	10/8/2010	1998	38
Chicago - O'Hare - Allstate Arena	Des Plaines, IL	(4)	2,122	1,434	71	—	97	771	1,066	—	2,219	2,205	1,137	—	5,561	(1,336)	10/8/2010	1999	40
Chicago - Downers Grove	Downers Grove, IL	(4)	2,592	3,321	53	—	150	1,628	1,581	—	2,742	4,949	1,634	—	9,325	(2,781)	10/8/2010	1996	36

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2018 (continued)
(dollars in thousands)

			Initial Cost				Cost Capitalized Subsequent to Acquisition (1)				Gross Amount Carried at Close of Period December 31, 2018								Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Chicago - Elmhurst - O'Hare	Elmhurst, IL	(4)	1,728	2,769	42	—	112	531	1,000	—	1,840	3,300	1,042	—	6,182	(1,792)	10/8/2010	1997	37
Chicago - Gurnee	Gurnee, IL	(4)	1,557	2,759	37	—	161	810	977	—	1,718	3,569	1,014	—	6,301	(1,622)	10/8/2010	1997	37
Chicago - Hanover Park	Hanover Park, IL	(4)	4,217	1,081	38	—	50	728	778	—	4,267	1,809	816	—	6,892	(1,294)	10/8/2010	1999	39
Chicago - Hillside	Hillside, IL	(4)	1,661	1,134	49	—	101	801	1,116	—	1,762	1,935	1,165	—	4,862	(1,662)	10/8/2010	1999	39
Chicago - Itasca	Itasca, IL	(4)	1,419	2,764	46	—	119	801	1,111	—	1,538	3,565	1,157	—	6,260	(1,632)	10/8/2010	1996	36
Chicago - Lansing	Lansing, IL	(4)	1,778	2,399	44	—	173	678	1,049	—	1,951	3,077	1,093	—	6,121	(1,894)	10/8/2010	1998	38
Chicago - Lisle	Lisle, IL	(4)	1,908	2,176	42	—	96	501	812	—	2,004	2,677	854	—	5,535	(1,530)	10/8/2010	2000	40
Chicago - Lombard - Oakbrook	Lombard, IL	(4)	3,692	1,060	59	—	142	1,014	1,344	—	3,834	2,074	1,403	—	7,311	(1,863)	10/8/2010	1999	39
Chicago - Lombard - Yorktown Center	Lombard, IL	(4)	2,029	3,367	58	—	110	660	1,100	—	2,139	4,027	1,158	—	7,324	(1,670)	10/8/2010	1998	40
Chicago - Naperville - East	Naperville, IL	(4)	1,686	4,231	48	—	169	1,179	1,218	—	1,855	5,410	1,266	—	8,531	(2,656)	10/8/2010	1997	37
Chicago - Naperville - West	Naperville, IL	(4)	3,084	2,386	44	—	146	881	1,060	—	3,230	3,267	1,104	—	7,601	(1,902)	10/8/2010	1996	36
St. Louis - O' Fallon, IL	O'Fallon, IL	(4)	1,099	2,897	34	—	56	690	735	—	1,155	3,587	769	—	5,511	(1,286)	10/8/2010	1998	38
Peoria - North	Peoria, IL	(4)	1,063	3,528	63	—	58	368	764	—	1,121	3,896	827	—	5,844	(1,687)	10/8/2010	2001	41
Rockford - I-90	Rockford, IL	(4)	1,046	1,989	38	—	91	596	972	—	1,137	2,585	1,010	—	4,732	(1,206)	10/8/2010	1997	47
Rockford - State Street	Rockford, IL	(4)	971	293	34	—	162	560	941	—	1,133	853	975	—	2,961	(1,355)	10/8/2010	1997	27
Chicago - Rolling Meadows	Rolling Meadows, IL	(4)	1,643	640	44	—	56	780	1,153	—	1,699	1,420	1,197	—	4,316	(1,146)	10/8/2010	1996	36
Chicago - Romeoville - Bollingbrook	Romeoville, IL	(4)	1,741	3,612	38	—	105	636	909	—	1,846	4,248	947	—	7,041	(1,893)	10/8/2010	1998	38
Chicago - Skokie	Skokie, IL	(4)	2,305	8,355	65	—	112	914	1,338	—	2,417	9,269	1,403	—	13,089	(3,316)	10/8/2010	2000	40
Chicago - Vernon Hills - Lake Forest	Vernon Hills, IL	(4)	2,471	4,030	60	—	55	487	945	—	2,526	4,517	1,005	—	8,048	(1,918)	10/8/2010	2000	40
Chicago - Vernon Hills - Lincolnshire	Vernon Hills, IL	(4)	2,467	1,053	66	—	97	826	1,190	—	2,564	1,879	1,256	—	5,699	(1,712)	10/8/2010	1999	39
Chicago - Westmont - Oak Brook	Westmont, IL	(4)	3,510	587	52	—	148	1,130	1,327	—	3,658	1,717	1,379	—	6,754	(1,875)	10/8/2010	1998	38
Evansville - East	Evansville, IN	(4)	387	2,295	34	—	121	458	940	—	508	2,753	974	—	4,235	(1,486)	10/8/2010	1997	27
Indianapolis - Castleton	Indianapolis, IN	(4)	558	2,108	40	—	96	631	937	—	654	2,739	977	—	4,370	(1,320)	10/8/2010	1999	39
Indianapolis - North - Carmel	Indianapolis, IN	(4)	812	851	29	—	120	460	814	—	932	1,311	843	—	3,086	(789)	10/8/2010	1990	30
Indianapolis - West 86th St.	Indianapolis, IN	(4)	581	2,330	40	—	208	930	1,079	—	789	3,260	1,119	—	5,168	(1,498)	10/8/2010	1998	39
Merrillville - US Rte. 30	Merrillville, IN	(4)	693	3,923	39	—	145	712	947	—	838	4,635	986	—	6,459	(2,103)	10/8/2010	1996	36
South Bend - Mishawaka - North	Mishawaka, IN	(4)	497	1,929	62	—	102	679	974	—	599	2,608	1,036	—	4,243	(1,330)	10/8/2010	2001	41
South Bend - Mishawaka - South	Mishawaka, IN	(4)	457	1,146	34	—	96	453	983	—	553	1,599	1,017	—	3,169	(1,122)	10/8/2010	1997	27
Cincinnati - Covington	Covington, KY	(4)	880	5,352	38	—	60	703	1,090	—	940	6,055	1,128	—	8,123	(2,104)	10/8/2010	1997	37
Cincinnati - Florence - Meijer Dr.	Florence, KY	(4)	549	1,850	33	—	151	484	1,104	—	700	2,334	1,137	—	4,171	(1,377)	10/8/2010	1996	26
Cincinnati - Florence - Turfway Rd.	Florence, KY	(4)	827	2,575	37	—	109	620	909	—	936	3,195	946	—	5,077	(1,343)	10/8/2010	1997	37
Louisville - Alliant Avenue	Louisville, KY	(4)	812	2,628	48	—	88	638	1,044	—	900	3,266	1,092	—	5,258	(1,594)	10/8/2010	1998	39
Louisville - Dutchman	Louisville, KY	(4)	662	2,540	45	—	46	724	943	—	708	3,264	988	—	4,960	(1,417)	10/8/2010	1996	31
Louisville - Hurstbourne	Louisville, KY	(4)	656	439	30	—	326	634	878	—	982	1,073	908	—	2,963	(1,131)	10/8/2010	1988	28
Baton Rouge - Citiplace	Baton Rouge, LA	(4)	1,029	5,875	66	—	75	902	1,019	—	1,104	6,777	1,085	—	8,966	(2,314)	10/8/2010	2001	41
New Orleans - Kenner	Kenner, LA	(4)	1,028	6,843	79	—	120	1,046	1,025	—	1,148	7,889	1,104	—	10,141	(2,423)	10/8/2010	2001	41
Lafayette - Airport	Lafayette, LA	(4)	436	2,212	38	—	68	824	957	—	504	3,036	995	—	4,535	(1,510)	10/8/2010	1998	38
New Orleans - Metairie	Metairie, LA	(4)	559	5,559	41	—	54	587	1,047	—	613	6,146	1,088	—	7,847	(2,278)	10/8/2010	1998	38

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2018 (continued)
(dollars in thousands)

			Initial Cost				Cost Capitalized Subsequent to Acquisition (1)				Gross Amount Carried at Close of Period December 31, 2018								Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Boston - Braintree	Braintree, MA	(4)	2,599	9,110	90	—	73	703	966	—	2,672	9,813	1,056	—	13,541	(3,083)	10/8/2010	2002	42
Boston - Burlington	Burlington, MA	(4)	2,533	6,944	58	—	81	1,159	1,536	—	2,614	8,103	1,594	—	12,311	(3,445)	10/8/2010	1998	38
Boston - Marlborough	Marlborough, MA	(4)	2,137	3,464	48	—	138	1,008	1,370	—	2,275	4,472	1,418	—	8,165	(2,469)	10/8/2010	1998	38
Foxboro - Norton	Norton, MA	(4)	2,153	4,729	98	—	44	605	838	—	2,197	5,334	936	—	8,467	(1,994)	10/8/2010	2003	43
Boston - Peabody	Peabody, MA	(4)	1,649	5,178	110	—	99	1,212	1,336	—	1,748	6,390	1,446	—	9,584	(2,659)	10/8/2010	1999	43
Boston - Tewksbury	Tewksbury, MA	(4)	1,547	4,378	58	—	72	604	1,122	—	1,619	4,982	1,180	—	7,781	(1,894)	10/8/2010	2001	41
Boston - Waltham - 52 4th Ave.	Waltham, MA	(4)	2,025	6,620	58	—	84	921	1,591	—	2,109	7,541	1,649	—	11,299	(3,119)	10/8/2010	1998	38
Boston - Waltham - 32 4th Ave.	Waltham, MA	(4)	1,851	7,411	72	—	137	742	1,492	—	1,988	8,153	1,564	—	11,705	(3,391)	10/8/2010	1999	39
Boston - Westborough - Computer Dr.	Westborough, MA	(4)	2,747	2,788	48	—	165	728	1,273	—	2,912	3,516	1,321	—	7,749	(2,123)	10/8/2010	1998	38
Boston - Westborough - Connector Road	Westborough, MA	(4)	3,154	1,519	57	—	60	487	812	—	3,214	2,006	869	—	6,089	(1,352)	10/8/2010	2001	41
Boston - Westborough - East Main Street	Westborough, MA	(4)	2,366	2,763	81	—	99	770	1,047	—	2,465	3,533	1,128	—	7,126	(1,748)	10/8/2010	2001	42
Boston - Woburn	Woburn, MA	(4)	1,879	4,426	48	—	99	655	1,224	—	1,978	5,081	1,272	—	8,331	(2,303)	10/8/2010	1998	39
Annapolis - Admiral Cochrane Drive	Annapolis, MD	(4)	2,121	5,919	52	—	53	576	1,181	—	2,174	6,495	1,233	—	9,902	(2,659)	10/8/2010	1999	39
Annapolis - Womack Drive	Annapolis, MD	(4)	1,376	4,684	131	—	74	431	791	—	1,450	5,115	922	—	7,487	(2,044)	10/8/2010	2004	45
Baltimore - Bel Air - Aberdeen	Bel Air, MD	(4)	1,768	5,344	110	—	38	436	906	—	1,806	5,780	1,016	—	8,602	(1,985)	10/8/2010	2004	44
Columbia - Columbia Parkway	Columbia, MD	(4)	1,785	6,287	38	—	126	695	894	—	1,911	6,982	932	—	9,825	(2,526)	10/8/2010	1997	37
Columbia - Columbia Corporate Park	Columbia, MD	(4)	3,056	10,874	81	—	148	1,235	1,374	—	3,204	12,109	1,455	—	16,768	(4,373)	10/8/2010	1998	39
Columbia - Gateway Drive	Columbia, MD	(4)	2,241	5,038	42	—	86	926	1,195	—	2,327	5,964	1,237	—	9,528	(3,188)	10/8/2010	1997	27
Frederick - Westview Dr.	Frederick, MD	(4)	1,891	5,522	41	—	73	499	812	—	1,964	6,021	853	—	8,838	(2,237)	10/8/2010	1999	39
Washington, D.C. - Gaithersburg - North	Gaithersburg, MD	(4)	2,088	3,973	42	—	54	472	829	—	2,142	4,445	871	—	7,458	(1,805)	10/8/2010	1999	39
Washington, D.C. - Gaithersburg - South	Gaithersburg, MD	(4)	2,233	4,128	59	—	106	650	1,026	—	2,339	4,778	1,085	—	8,202	(1,929)	10/8/2010	1999	40
Washington, D.C. - Germantown - Milestone	Germantown, MD	(4)	1,413	4,673	44	—	138	502	806	—	1,551	5,175	850	—	7,576	(1,992)	10/8/2010	1999	39
Washington, D.C. - Germantown - Town Center	Germantown, MD	(4)	5,541	2,269	698	—	131	913	750	—	5,672	3,182	1,448	—	10,302	(2,996)	12/13/2012	1997	19
Baltimore - Glen Burnie	Glen Burnie, MD	(4)	2,374	9,428	132	—	55	366	864	—	2,429	9,794	996	—	13,219	(3,059)	10/8/2010	2004	44
Columbia - Laurel - Ft. Meade	Jessup, MD	(4)	1,505	5,910	112	—	90	454	956	—	1,595	6,364	1,068	—	9,027	(2,394)	10/8/2010	2004	44
Washington, D.C. - Landover	Landover, MD	(4)	3,119	5,378	39	—	62	686	1,025	—	3,181	6,064	1,064	—	10,309	(2,392)	10/8/2010	1998	38
Lexington Park - Pax River	Lexington Park, MD	(4)	1,206	5,140	48	—	77	571	953	—	1,283	5,711	1,001	—	7,995	(2,244)	10/8/2010	2000	40
Baltimore - BWl Airport - International Dr.	Linthicum Heights, MD	(4)	3,801	5,663	1,003	—	292	1,090	917	—	4,093	6,753	1,920	—	12,766	(3,754)	12/13/2012	1997	32
Baltimore - BWI Airport - Aero Dr.	Linthicum, MD	(4)	2,316	8,515	43	—	136	618	981	—	2,452	9,133	1,024	—	12,609	(3,175)	10/8/2010	1997	37
Washington, D.C. - Rockville	Rockville, MD	(4)	5,800	9,696	64	—	117	961	1,357	—	5,917	10,657	1,421	—	17,995	(3,838)	10/8/2010	1999	39
Baltimore - Timonium	Timonium, MD	(4)	2,004	6,358	39	—	124	604	918	—	2,128	6,962	957	—	10,047	(2,615)	10/8/2010	1998	38
Portland - Scarborough	Scarborough, ME	(4)	828	4,601	52	—	121	620	1,061	—	949	5,221	1,113	—	7,283	(2,092)	10/8/2010	2001	41
Detroit - Ann Arbor - Briarwood Mall	Ann Arbor, MI	(4)	3,416	—	41	—	190	618	980	—	3,606	618	1,021	—	5,245	(1,049)	10/8/2010	1997	(6)
Detroit - Ann Arbor - University South	Ann Arbor, MI	(4)	955	1,139	42	—	(150)	435	1,030	—	805	1,574	1,072	—	3,451	(1,199)	10/8/2010	1997	41
Auburn Hills - University Drive	Auburn Hills, MI	(4)	1,363	588	59	—	162	850	1,309	—	1,525	1,438	1,368	—	4,331	(1,595)	10/8/2010	1999	39
Detroit - Auburn Hills - Featherstone Rd.	Auburn Hills, MI	(4)	1,226	3,584	75	—	262	1,097	1,536	—	1,488	4,681	1,611	—	7,780	(2,502)	10/8/2010	1999	41
Detroit - Auburn Hills - I -75	Auburn Hills, MI	(4)	1,948	—	47	—	189	583	1,044	—	2,137	583	1,091	—	3,811	(1,440)	10/8/2010	1997	(6)
Detroit - Canton	Canton, MI	(4)	1,501	—	59	—	178	719	939	—	1,679	719	998	—	3,396	(1,175)	10/8/2010	2001	(6)
Detroit - Dearborn	Dearborn, MI	(4)	1,018	2,051	77	—	136	734	990	—	1,154	2,785	1,067	—	5,006	(1,552)	10/8/2010	2002	42
Detroit - Farmington Hills	Farmington Hills, MI	(4)	1,084	570	41	—	160	571	961	—	1,244	1,141	1,002	—	3,387	(1,029)	10/8/2010	1997	37
Grand Rapids - Kentwood	Kentwood, MI	(4)	1,297	1,644	38	—	156	569	992	—	1,453	2,213	1,030	—	4,696	(1,264)	10/8/2010	1998	38

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2018 (continued)
(dollars in thousands)

			Initial Cost				Cost Capitalized Subsequent to Acquisition (1)				Gross Amount Carried at Close of Period December 31, 2018								Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Detroit - Madison Heights	Madison Heights, MI	(4)	1,787	—	43	—	104	756	1,079	—	1,891	756	1,122	—	3,769	(848)	10/8/2010	1997	(6)
Detroit - Novi - Haggerty Road	Novi, MI	(4)	1,102	1,620	44	—	148	673	928	—	1,250	2,293	972	—	4,515	(1,540)	10/8/2010	1997	37
Detroit - Novi - Orchard Hill Place	Novi, MI	(4)	1,237	421	78	—	131	579	970	—	1,368	1,000	1,048	—	3,416	(852)	10/8/2010	2000	42
Detroit - Metropolitan Airport	Romulus, MI	(4)	1,161	2,462	83	—	142	536	957	—	1,303	2,998	1,040	—	5,341	(1,370)	10/8/2010	2001	41
Detroit - Roseville	Roseville, MI	(4)	1,204	2,742	71	—	132	669	961	—	1,336	3,411	1,032	—	5,779	(1,487)	10/8/2010	2001	41
Detroit - Southfield - I-696	Southfield, MI	(4)	1,746	—	84	—	107	729	1,164	—	1,853	729	1,248	—	3,830	(1,267)	10/8/2010	2002	(6)
Detroit - Southfield - Northwestern Hwy.	Southfield, MI	(4)	1,952	—	58	—	165	1,041	1,328	—	2,117	1,041	1,386	—	4,544	(1,402)	10/8/2010	1999	(6)
Detroit - Sterling Heights	Sterling Heights, MI	(4)	998	1,550	42	—	150	889	1,053	—	1,148	2,439	1,095	—	4,682	(1,546)	10/8/2010	1997	37
Detroit - Warren	Warren, MI	(4)	1,448	—	37	—	141	656	768	—	1,589	656	805	—	3,050	(625)	10/8/2010	1997	(6)
Minneapolis - Bloomington	Bloomington, MN	(4)	1,440	3,092	39	—	87	536	909	—	1,527	3,628	948	—	6,103	(1,807)	10/8/2010	1998	38
Minneapolis - Brooklyn Center	Brooklyn Center, MN	(4)	1,367	2,491	38	—	84	790	1,136	—	1,451	3,281	1,174	—	5,906	(1,527)	10/8/2010	1998	38
Minneapolis - Airport - Eagan - South	Eagan, MN	(4)	1,517	2,133	51	—	88	625	980	—	1,605	2,758	1,031	—	5,394	(1,631)	10/8/2010	1997	37
Minneapolis - Airport - Eagan - North	Eagan, MN	(4)	1,888	2,331	60	—	151	802	1,333	—	2,039	3,133	1,393	—	6,565	(1,887)	10/8/2010	1998	38
Minneapolis - Eden Prairie - Technology Drive	Eden Prairie, MN	(4)	1,199	2,289	36	—	117	581	1,087	—	1,316	2,870	1,123	—	5,309	(1,650)	10/8/2010	1998	38
Minneapolis - Eden Prairie - Valley View Road	Eden Prairie, MN	(4)	1,614	3,658	39	—	75	600	961	—	1,689	4,258	1,000	—	6,947	(1,846)	10/8/2010	1998	38
Minneapolis - Maple Grove	Maple Grove, MN	(4)	2,543	560	38	—	109	674	955	—	2,652	1,234	993	—	4,879	(999)	10/8/2010	1998	38
Rochester - North	Rochester, MN	(4)	1,146	1,797	48	—	78	673	788	—	1,224	2,470	836	—	4,530	(1,343)	10/8/2010	2001	41
Rochester - South	Rochester, MN	(4)	1,119	1,439	50	—	97	573	812	—	1,216	2,012	862	—	4,090	(1,251)	10/8/2010	2001	41
Minneapolis - Woodbury	Woodbury, MN	(4)	1,805	2,559	43	—	80	551	947	—	1,885	3,110	990	—	5,985	(1,597)	10/8/2010	1999	39
St. Louis - Airport - Central	Bridgeton, MO	(4)	1,743	1,010	57	—	152	897	1,583	—	1,895	1,907	1,640	—	5,442	(1,413)	10/8/2010	1998	39
Columbia - Stadium Blvd.	Columbia, MO	(4)	734	2,511	91	—	96	522	827	—	830	3,033	918	—	4,781	(1,470)	10/8/2010	2003	43
St. Louis - Earth City	Earth City, MO	(4)	1,394	721	34	—	100	651	934	—	1,494	1,372	968	—	3,834	(1,098)	10/8/2010	1997	27
St. Louis - Westport - Central	Maryland Heights, MO	(4)	829	2,112	48	—	68	631	1,016	—	897	2,743	1,064	—	4,704	(1,591)	10/8/2010	1999	39
St. Louis - Westport - East Lackland Rd.	Maryland Heights, MO	(4)	1,334	2,692	53	—	270	838	1,096	—	1,604	3,530	1,149	—	6,283	(1,781)	10/8/2010	1996	31
Springfield - South	Springfield, MO	(4)	777	3,170	40	—	95	642	910	—	872	3,812	950	—	5,634	(1,620)	10/8/2010	1997	37
St. Louis - Westport - Craig Road	St. Louis, MO	(4)	982	220	33	—	140	592	939	—	1,122	812	972	—	2,906	(864)	10/8/2010	1994	24
St. Louis - St. Peters	St. Peters, MO	(4)	1,165	3,797	44	—	93	804	995	—	1,258	4,601	1,039	—	6,898	(1,658)	10/8/2010	1997	37
Jackson - East Beasley Road	Jackson, MS	(4)	265	3,884	49	—	86	766	1,144	—	351	4,650	1,193	—	6,194	(1,852)	10/8/2010	1999	39
Jackson - North	Jackson, MS	(4)	256	3,381	40	—	141	692	954	—	397	4,073	994	—	5,464	(1,819)	10/8/2010	1997	32
Jackson - Ridgeland	Ridgeland, MS	(4)	345	3,103	33	—	123	1,175	920	—	468	4,278	953	—	5,699	(1,886)	10/8/2010	1996	26
Billings - West End	Billings, MT	(4)	936	3,915	97	—	114	533	814	—	1,050	4,448	911	—	6,409	(1,732)	10/8/2010	2003	43
Great Falls - Missouri River	Great Falls, MT	(4)	834	5,105	70	—	71	564	926	—	905	5,669	996	—	7,570	(1,981)	10/8/2010	2002	42
Asheville - Tunnel Rd.	Asheville, NC	(4)	2,216	2,559	38	—	55	476	933	—	2,271	3,035	971	—	6,277	(1,477)	10/8/2010	1998	38
Raleigh - Cary - Harrison Ave.	Cary, NC	(4)	791	1,353	33	—	72	380	890	—	863	1,733	923	—	3,519	(1,299)	10/8/2010	1996	26
Raleigh - Cary - Regency Parkway North	Cary, NC	(4)	903	4,357	44	—	43	496	1,035	—	946	4,853	1,079	—	6,878	(1,985)	10/8/2010	1998	38
Raleigh - Cary - Regency Parkway South	Cary, NC	(4)	1,018	4,505	53	—	113	564	1,019	—	1,131	5,069	1,072	—	7,272	(1,916)	10/8/2010	1998	43
Charlotte - Airport	Charlotte, NC	(4)	1,982	636	67	—	147	877	2,123	—	2,129	1,513	2,190	—	5,832	(1,876)	10/8/2010	1998	33
Charlotte - Pineville - Park Rd.	Charlotte, NC	(4)	1,111	3,250	60	—	118	782	1,587	—	1,229	4,032	1,647	—	6,908	(1,591)	10/8/2010	1999	39
Charlotte - Pineville - Pineville Matthews Rd.	Charlotte, NC	(4)	1,859	3,965	52	—	218	609	1,799	—	2,077	4,574	1,851	—	8,502	(1,993)	10/8/2010	1999	43
Charlotte - Tyvola Rd.	Charlotte, NC	(4)	1,563	727	54	—	62	476	1,342	—	1,625	1,203	1,396	—	4,224	(1,256)	10/8/2010	1998	38
Charlotte - Tyvola Rd. - Executive Park	Charlotte, NC	(4)	1,232	—	19	—	105	925	1,174	—	1,337	925	1,193	—	3,455	(1,077)	10/8/2010	1995	(6)

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2018 (continued)
(dollars in thousands)

			Initial Cost				Cost Capitalized Subsequent to Acquisition (1)				Gross Amount Carried at Close of Period December 31, 2018								Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Charlotte - University Place	Charlotte, NC	(4)	1,208	2,903	44	—	(24)	534	1,762	—	1,184	3,437	1,806	—	6,427	(1,762)	10/8/2010	1998	39
Charlotte - University Place - E. McCullough Dr.	Charlotte, NC	(4)	1,045	—	35	—	93	557	1,456	—	1,138	557	1,491	—	3,186	(1,173)	10/8/2010	1996	(6)
Durham - Research Triangle Park - Hwy. 55	Durham, NC	(4)	603	1,556	292	—	175	817	832	—	778	2,373	1,124	—	4,275	(1,687)	12/13/2012	1997	19
Durham - Research Triangle Park - Hwy. 54	Durham, NC	(4)	63	984	33	—	850	563	996	—	913	1,547	1,029	—	3,489	(2,008)	10/8/2010	1996	26
Durham - RTP - Miami Blvd. - North	Durham, NC	(4)	1,215	2,397	54	—	72	560	911	—	1,287	2,957	965	—	5,209	(1,456)	10/8/2010	1998	40
Durham - RTP - Miami Blvd. - South	Durham, NC	(4)	1,405	2,370	107	—	114	816	1,527	—	1,519	3,186	1,634	—	6,339	(2,025)	10/8/2010	1998	42
Durham - University	Durham, NC	(4)	1,208	3,006	43	—	134	580	1,018	—	1,342	3,586	1,061	—	5,989	(1,937)	10/8/2010	1997	33
Durham - University - Ivy Creek Blvd.	Durham, NC	(4)	1,684	3,947	57	—	89	804	1,246	—	1,773	4,751	1,303	—	7,827	(1,968)	10/8/2010	1998	33
Fayetteville - Cross Creek Mall	Fayetteville, NC	(4)	3,725	9,586	56	—	89	426	974	—	3,814	10,012	1,030	—	14,856	(3,386)	10/8/2010	1999	39
Fayetteville - Owen Dr.	Fayetteville, NC	(4)	4,253	7,164	43	—	75	720	967	—	4,328	7,884	1,010	—	13,222	(3,218)	10/8/2010	1997	32
Greensboro - Airport	Greensboro, NC	(4)	1,017	1,618	56	—	86	646	884	—	1,103	2,264	940	—	4,307	(1,053)	10/8/2010	1999	42
Greensboro - Wendover Ave.	Greensboro, NC	(4)	1,047	—	33	—	121	577	900	—	1,168	577	933	—	2,678	(711)	10/8/2010	1995	(6)
Greensboro - Wendover Ave. - Big Tree Way	Greensboro, NC	(4)	1,220	1,866	46	—	158	783	1,081	—	1,378	2,649	1,127	—	5,154	(1,690)	10/8/2010	1996	31
Jacksonville - Camp Lejeune	Jacksonville, NC	(4)	4,815	10,609	38	—	91	768	1,104	—	4,906	11,377	1,142	—	17,425	(3,451)	10/8/2010	1998	38
Raleigh - RDU Airport	Morrisville, NC	(4)	833	3,939	43	—	65	615	1,054	—	898	4,554	1,097	—	6,549	(2,076)	10/8/2010	1997	32
Raleigh - Crabtree Valley	Raleigh, NC	(4)	1,276	2,350	493	—	109	802	944	—	1,385	3,152	1,437	—	5,974	(2,299)	12/13/2012	1998	20
Raleigh - North Raleigh - Wake Towne Dr.	Raleigh, NC	(4)	634	1,414	34	—	88	527	898	—	722	1,941	932	—	3,595	(1,367)	10/8/2010	1996	26
Raleigh - North Raleigh	Raleigh, NC	(4)	1,120	4,043	38	—	75	437	753	—	1,195	4,480	791	—	6,466	(1,792)	10/8/2010	1997	37
Raleigh - North Raleigh - Wake Forest Road	Raleigh, NC	(4)	956	2,771	43	—	91	1,450	1,139	—	1,047	4,221	1,182	—	6,450	(1,888)	10/8/2010	1997	32
Raleigh - Northeast	Raleigh, NC	(4)	1,219	2,471	40	—	91	488	1,141	—	1,310	2,959	1,181	—	5,450	(1,550)	10/8/2010	1999	38
Wilmington - New Centre Drive	Wilmington, NC	(4)	713	3,123	39	—	64	650	1,085	—	777	3,773	1,124	—	5,674	(1,480)	10/8/2010	1998	44
Winston-Salem - Hanes Mall Blvd.	Winston-Salem, NC	(4)	776	2,573	40	—	95	657	994	—	871	3,230	1,034	—	5,135	(1,415)	10/8/2010	1996	32
Nashua - Manchester	Nashua, NH	(4)	2,526	1,771	58	—	74	555	1,003	—	2,600	2,326	1,061	—	5,987	(1,509)	10/8/2010	2001	41
Mt. Olive - Budd Lake	Budd Lake, NJ	(4)	835	3,898	103	—	128	619	889	—	963	4,517	992	—	6,472	(2,106)	10/8/2010	2003	43
Philadelphia - Cherry Hill	Cherry Hill, NJ	(4)	337	2,660	32	—	88	584	832	—	425	3,244	864	—	4,533	(1,570)	10/8/2010	1998	38
Meadowlands - East Rutherford	E.Rutherford, NJ	(4)	957	6,141	61	—	234	1,316	1,419	—	1,191	7,457	1,480	—	10,128	(3,339)	10/8/2010	1999	39
Edison - Raritan Center	Edison, NJ	(4)	1,363	8,976	48	—	159	803	1,224	—	1,522	9,779	1,272	—	12,573	(3,627)	10/8/2010	1997	37
Elizabeth - Newark Airport	Elizabeth, NJ	(4) (7)	202	11,175	119	—	3,276	912	1,233	—	3,478	12,087	1,352	—	16,917	(6,222)	10/8/2010	2002	42
Somerset - Franklin	Franklin, NJ	(4)	761	4,096	63	—	57	586	853	—	818	4,682	916	—	6,416	(1,966)	10/8/2010	2001	41
Philadelphia - Mt. Laurel - Pacilli Place	Mt Laurel, NJ	(4)	455	4,318	58	—	65	441	958	—	520	4,759	1,016	—	6,295	(2,001)	10/8/2010	1999	39
Philadelphia - Mt. Laurel - Crawford Place	Mt Laurel, NJ	(4)	313	2,632	31	—	54	572	792	—	367	3,204	823	—	4,394	(1,575)	10/8/2010	1998	38
Piscataway - Rutgers University	Piscataway, NJ	(4)	907	6,348	62	—	205	1,437	1,250	—	1,112	7,785	1,312	—	10,209	(3,055)	10/8/2010	1998	38
Princeton - West Windsor	Princeton, NJ	(4)	3,758	2,042	45	—	129	585	894	—	3,887	2,627	939	—	7,453	(1,540)	10/8/2010	2000	40
Ramsey - Upper Saddle River	Ramsey, NJ	(4)	704	5,013	64	—	101	644	967	—	805	5,657	1,031	—	7,493	(2,271)	10/8/2010	2001	41
Red Bank - Middletown	Red Bank, NJ	(4)	2,846	2,652	52	—	100	797	1,068	—	2,946	3,449	1,120	—	7,515	(1,918)	10/8/2010	2000	40
Meadowlands - Rutherford	Rutherford, NJ	(4)	1,972	4,661	49	—	85	1,020	1,263	—	2,057	5,681	1,312	—	9,050	(2,457)	10/8/2010	1999	39
Princeton - South Brunswick	S. Brunswick, NJ	(4)	761	3,728	50	—	129	695	1,019	—	890	4,423	1,069	—	6,382	(2,139)	10/8/2010	1999	39
Secaucus - Meadowlands	Secaucus, NJ	(4)	1,644	13,946	122	—	96	1,251	1,478	—	1,740	15,197	1,600	—	18,537	(4,503)	10/8/2010	2002	42
Secaucus - New York City Area	Secaucus, NJ	(4) (7)	307	20,368	73	—	133	1,483	1,958	—	440	21,851	2,031	—	24,322	(15,898)	10/8/2010	2000	40
Hanover - Parsippany	Whippany, NJ	(4)	3,549	6,181	60	—	112	1,079	1,321	—	3,661	7,260	1,381	—	12,302	(3,056)	10/8/2010	1998	38
Newark - Woodbridge	Woodbridge, NJ	(4)	1,814	9,316	61	—	218	1,231	1,483	—	2,032	10,547	1,544	—	14,123	(4,148)	10/8/2010	1999	39
Las Vegas - East Flamingo	Las Vegas, NV	(4)	1,914	3,649	56	—	149	672	1,486	—	2,063	4,321	1,542	—	7,926	(2,129)	10/8/2010	1998	38
Las Vegas - Midtown	Las Vegas, NV	(4) (7)	1,782	3,495	45	—	79	653	1,193	—	1,861	4,148	1,238	—	7,247	(1,891)	10/8/2010	1998	38
Las Vegas - Valley View	Las Vegas, NV	(4)	2,230	7,604	64	—	182	1,669	1,824	—	2,412	9,273	1,888	—	13,573	(3,295)	10/8/2010	1995	32
Reno - South Meadows	Reno, NV	(4)	1,771	4,821	84	—	69	419	899	—	1,840	5,240	983	—	8,063	(1,808)	10/8/2010	2002	42
Albany - SUNY	Albany, NY	(4)	1,246	6,462	47	—	157	1,304	1,302	—	1,403	7,766	1,349	—	10,518	(3,181)	10/8/2010	1996	36

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2018 (continued)
(dollars in thousands)

			Initial Cost				Cost Capitalized Subsequent to Acquisition (1)				Gross Amount Carried at Close of Period December 31, 2018								Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Buffalo - Amherst	Amherst, NY	(4)	665	5,464	43	—	91	694	1,097	—	756	6,158	1,140	—	8,054	(2,486)	10/8/2010	1997	37
Long Island - Bethpage	Bethpage, NY	(4)	4,024	7,727	44	—	130	773	1,133	—	4,154	8,500	1,177	—	13,831	(3,043)	10/8/2010	1999	39
Syracuse - Dewitt	East Syracuse, NY	(4)	669	4,692	43	—	233	720	1,084	—	902	5,412	1,127	—	7,441	(2,474)	10/8/2010	1996	36
White Plains - Elmsford	Elmsford, NY	(4)	1,124	12,986	74	—	426	1,904	1,532	—	1,550	14,890	1,606	—	18,046	(4,995)	10/8/2010	2000	40
Fishkill - Route 9	Fishkill, NY	(4)	1,616	6,316	47	—	51	968	1,143	—	1,667	7,284	1,190	—	10,141	(2,405)	10/8/2010	1998	38
Fishkill - Westage Center	Fishkill, NY	(4)	946	5,653	111	—	92	510	980	—	1,038	6,163	1,091	—	8,292	(2,336)	10/8/2010	2004	44
Long Island - Melville	Melville, NY	(4)	7,498	10,315	73	—	94	825	1,255	—	7,592	11,140	1,328	—	20,060	(3,777)	10/8/2010	2000	40
Rochester - Greece	Rochester, NY	(4)	1,005	4,662	45	—	85	823	1,097	—	1,090	5,485	1,142	—	7,717	(2,452)	10/8/2010	1996	36
Rochester - Henrietta	Rochester, NY	(4)	1,061	7,451	45	—	71	694	1,126	—	1,132	8,145	1,171	—	10,448	(2,994)	10/8/2010	1996	36
New York City - LaGuardia Airport	Whitestone, NY	(4)	8,634	14,468	84	—	134	948	1,693	—	8,768	15,416	1,777	—	25,961	(4,701)	10/8/2010	2001	41
Columbus - East	Columbus, OH	(4)	1,036	—	29	—	178	572	931	—	1,214	572	960	—	2,746	(796)	10/8/2010	1989	(6)
Columbus - Easton	Columbus, OH	(4)	1,185	4,416	50	—	130	804	903	—	1,315	5,220	953	—	7,488	(2,157)	10/8/2010	1999	39
Columbus - North	Columbus, OH	(4)	824	1,251	43	—	183	727	1,077	—	1,007	1,978	1,120	—	4,105	(1,182)	10/8/2010	1997	37
Columbus - Polaris	Columbus, OH	(4)	1,431	5,351	61	—	185	1,002	1,345	—	1,616	6,353	1,406	—	9,375	(2,873)	10/8/2010	1998	39
Columbus - Worthington	Columbus, OH	(4)	781	1,115	36	—	73	643	926	—	854	1,758	962	—	3,574	(1,042)	10/8/2010	1998	38
Columbus - Dublin	Dublin, OH	(4)	1,329	1,294	38	—	99	539	907	—	1,428	1,833	945	—	4,206	(1,373)	10/8/2010	1998	38
Columbus - Sawmill Rd.	Dublin, OH	(4)	577	460	28	—	307	1,071	847	—	884	1,531	875	—	3,290	(841)	10/8/2010	1990	30
Columbus - Tuttle	Dublin, OH	(4)	863	3,396	50	—	88	611	883	—	951	4,007	933	—	5,891	(1,606)	10/8/2010	1998	40
Cincinnati - Fairfield	Fairfield, OH	(4)	459	1,293	28	—	173	643	946	—	632	1,936	974	—	3,542	(1,157)	10/8/2010	1989	29
Findlay - Tiffin Avenue	Findlay, OH	(4)	671	2,596	77	—	126	511	868	—	797	3,107	945	—	4,849	(1,248)	10/8/2010	1999	43
Toledo - Holland	Holland, OH	(4)	1,002	2,986	45	—	85	799	1,010	—	1,087	3,785	1,055	—	5,927	(1,491)	10/8/2010	1997	37
Toledo - Maumee	Maumee, OH	(4)	912	740	34	—	96	464	826	—	1,008	1,204	860	—	3,072	(823)	10/8/2010	1997	27
Cleveland - Beachwood - Orange Place - North	Orange, OH	(4)	1,288	2,514	59	—	133	845	1,365	—	1,421	3,359	1,424	—	6,204	(1,875)	10/8/2010	1999	39
Cincinnati - Springdale - I-275	Springdale, OH	(4)	852	1,843	45	—	71	984	1,046	—	923	2,827	1,091	—	4,841	(1,381)	10/8/2010	1996	31
Portland - Beaverton	Beaverton, OR	(4)	3,210	4,410	50	—	121	1,053	1,359	—	3,331	5,463	1,409	—	10,203	(2,759)	10/8/2010	1997	32
Portland - Beaverton - Eider Court	Beaverton, OR	(4)	1,856	5,825	44	—	92	715	1,021	—	1,948	6,540	1,065	—	9,553	(2,425)	10/8/2010	1998	38
Portland - Hillsboro	Hillsboro, OR	(4)	4,174	8,101	63	—	118	1,262	1,347	—	4,292	9,363	1,410	—	15,065	(3,430)	10/8/2010	1998	40
Portland - Gresham	Portland, OR	(4)	2,009	2,822	38	—	209	636	1,021	—	2,218	3,458	1,059	—	6,735	(1,806)	10/8/2010	1998	38
Portland - Tigard	Tigard, OR	(4)	3,425	4,456	48	—	105	1,882	1,325	—	3,530	6,338	1,373	—	11,241	(2,752)	10/8/2010	1998	33
Philadelphia - Bensalem	Bensalem, PA	(4)	1,408	6,689	38	—	91	836	886	—	1,499	7,525	924	—	9,948	(2,584)	10/8/2010	1998	38
Allentown - Bethlehem	Bethlehem, PA	(4)	1,054	3,922	96	—	28	582	937	—	1,082	4,504	1,033	—	6,619	(1,990)	10/8/2010	2003	43
Pittsburgh - Carnegie	Carnegie, PA	(4)	697	6,689	41	—	108	749	909	—	805	7,438	950	—	9,193	(2,668)	10/8/2010	1997	37
Philadelphia - Exton	Exton, PA	(4)	2,343	2,198	44	—	158	826	904	—	2,501	3,024	948	—	6,473	(1,747)	10/8/2010	1999	39
Philadelphia - Horsham - Dresher Rd.	Horsham, PA	(4)	1,691	5,111	49	—	113	991	1,209	—	1,804	6,102	1,258	—	9,164	(2,838)	10/8/2010	1998	38
Philadelphia - Horsham - Welsh Rd.	Horsham, PA	(4)	1,815	2,708	68	—	90	825	989	—	1,905	3,533	1,057	—	6,495	(1,938)	10/8/2010	2001	41
Philadelphia - King of Prussia	King of Prussia, PA	(4)	2,871	7,293	58	—	189	1,080	1,309	—	3,060	8,373	1,367	—	12,800	(3,317)	10/8/2010	1998	38
Philadelphia - Malvern - Great Valley	Malvern, PA	(4)	1,772	2,699	44	—	89	727	840	—	1,861	3,426	884	—	6,171	(1,774)	10/8/2010	1999	39
Philadelphia - Malvern - Swedesford Rd.	Malvern, PA	(4) (7)	78	4,384	40	—	87	902	912	—	165	5,286	952	—	6,403	(3,094)	10/8/2010	1999	39
Pittsburgh - Monroeville	Monroeville, PA	(4)	1,731	10,487	42	—	116	541	865	—	1,847	11,028	907	—	13,782	(3,480)	10/8/2010	1999	39
Philadelphia - Airport - Bartram Ave.	Philadelphia, PA	(4)	1,654	7,808	52	—	241	641	1,201	—	1,895	8,449	1,253	—	11,597	(3,082)	10/8/2010	1998	38
Philadelphia - Airport - Tinicum Blvd.	Philadelphia, PA	(4)	1,610	9,057	57	—	155	1,094	1,626	—	1,765	10,151	1,683	—	13,599	(3,742)	10/8/2010	1998	38
Pittsburgh - Airport	Pittsburgh, PA	(4)	806	6,583	53	—	109	638	1,115	—	915	7,221	1,168	—	9,304	(2,565)	10/8/2010	1998	39
Wilkes-Barre - Hwy. 315	Plains Township, PA	(4)	852	3,670	108	—	154	528	694	—	1,006	4,198	802	—	6,006	(1,560)	10/8/2010	2003	43
Philadelphia - Plymouth Meeting	Plymouth Meeting, PA	(4)	1,111	7,505	120	—	45	2,059	1,332	—	1,156	9,564	1,452	—	12,172	(3,394)	10/8/2010	2003	43
Pittsburgh - West Mifflin	West Mifflin, PA	(4)	885	7,893	95	—	278	504	763	—	1,163	8,397	858	—	10,418	(2,641)	10/8/2010	2003	43
Providence - East Providence	East Providence, RI	(4)	1,632	6,713	70	—	106	2,976	1,432	—	1,738	9,689	1,502	—	12,929	(1,704)	10/8/2010	2002	42
Providence - Airport	Warwick, RI	(4)	1,104	2,403	116	—	91	974	1,139	—	1,195	3,377	1,255	—	5,827	(1,745)	10/8/2010	1997	44
Providence - Warwick	Warwick, RI	(4)	1,563	4,097	69	—	139	476	956	—	1,702	4,573	1,025	—	7,300	(1,846)	10/8/2010	2001	41
Providence - West Warwick	West Warwick, RI	(4)	1,245	5,104	66	—	74	590	909	—	1,319	5,694	975	—	7,988	(1,985)	10/8/2010	2001	41
Columbia - Ft. Jackson	Columbia, SC	(4)	1,397	4,865	44	—	86	644	1,018	—	1,483	5,509	1,062	—	8,054	(2,293)	10/8/2010	1997	32
Columbia - West - Interstate 126	Columbia, SC	(4)	896	2,918	43	—	96	813	1,067	—	992	3,731	1,110	—	5,833	(1,858)	10/8/2010	1996	31
Columbia - West - Stoneridge Dr.	Columbia, SC	(4)	554	1,437	33	—	117	498	891	—	671	1,935	924	—	3,530	(1,142)	10/8/2010	1995	25
Greenville - Airport	Greenville, SC	(4)	727	3,464	40	—	40	542	1,316	—	767	4,006	1,356	—	6,129	(1,689)	10/8/2010	1996	36

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2018 (continued)
(dollars in thousands)

			Initial Cost				Cost Capitalized Subsequent to Acquisition (1)				Gross Amount Carried at Close of Period December 31, 2018								Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Greenville - Haywood Mall	Greenville, SC	(4)	672	1,082	33	—	100	470	1,000	—	772	1,552	1,033	—	3,357	(1,152)	10/8/2010	1995	25
Greenville - Woodruff Road	Greenville, SC	(4)	2,023	9,105	1,265	—	73	276	(167)	—	2,018	9,259	1,240	—	12,517	(74)	9/14/2018	2018	40
Columbia - Northwest/Harbison	Irmo, SC	(4)	816	3,607	59	—	111	907	1,302	—	927	4,514	1,361	—	6,802	(2,048)	10/8/2010	1999	44
Charleston - Mt. Pleasant	Mt. Pleasant, SC	(4)	1,713	5,571	39	—	78	659	1,023	—	1,791	6,230	1,062	—	9,083	(2,506)	10/8/2010	1998	38
Charleston - Northwoods Blvd.	N. Charleston, SC	(4)	563	2,087	35	—	85	492	950	—	648	2,579	985	—	4,212	(1,762)	10/8/2010	1996	26
Charleston - Airport	N. Charleston, SC	(4)	1,580	5,652	49	—	110	1,653	1,291	—	1,690	7,305	1,340	—	10,335	(2,570)	10/8/2010	1999	39
Charleston - North Charleston	N. Charleston, SC	(4)	1,124	4,483	46	—	119	1,144	1,137	—	1,243	5,627	1,183	—	8,053	(2,777)	10/8/2010	1996	31
Rock Hill	Rock Hill, SC	(4)	1,397	10,488	1,115	—	(5)	154	(25)	—	1,470	10,764	948	—	13,182	(273)	5/30/2018	2017	39
Nashville - Brentwood	Brentwood, TN	(4)	668	1,588	33	—	274	737	761	—	942	2,325	794	—	4,061	(1,517)	10/8/2010	1990	20
Nashville - Brentwood - South	Brentwood, TN	(4)	1,271	3,746	44	—	106	728	1,050	—	1,377	4,474	1,094	—	6,945	(2,173)	10/8/2010	1996	31
Chattanooga - Airport	Chattanooga, TN	(4)	1,045	3,840	44	—	72	1,166	1,071	—	1,117	5,006	1,115	—	7,238	(1,936)	10/8/2010	1996	31
Nashville - Franklin - Cool Springs	Franklin, TN	(4)	1,898	3,263	46	—	104	1,054	1,217	—	2,002	4,317	1,263	—	7,582	(2,149)	10/8/2010	1998	33
Knoxville - Cedar Bluff	Knoxville, TN	(4)	768	3,224	36	—	59	732	819	—	827	3,956	855	—	5,638	(1,631)	10/8/2010	1997	32
Knoxville - West Hills	Knoxville, TN	(4)	570	1,826	29	—	54	525	881	—	624	2,351	910	—	3,885	(1,229)	10/8/2010	1990	30
Memphis - Airport	Memphis, TN	(4)	329	1,900	66	—	60	947	1,175	—	389	2,847	1,241	—	4,477	(1,657)	10/8/2010	1998	38
Memphis - Apple Tree	Memphis, TN	(4)	1,052	—	29	—	96	878	945	—	1,148	878	974	—	3,000	(913)	10/8/2010	1990	(6)
Memphis - Cordova	Memphis, TN	(4)	736	1,937	34	—	57	797	1,000	—	793	2,734	1,034	—	4,561	(1,495)	10/8/2010	1996	26
Memphis - Mt. Moriah	Memphis, TN	(4)	827	1,670	45	—	163	1,233	1,147	—	990	2,903	1,192	—	5,085	(1,455)	10/8/2010	1999	39
Memphis - Germantown	Memphis, TN	(4)	1,445	4,416	60	—	113	712	1,303	—	1,558	5,128	1,363	—	8,049	(2,349)	10/8/2010	1999	39
Memphis - Germantown West	Memphis, TN	(4)	849	3,071	42	—	59	625	967	—	908	3,696	1,009	—	5,613	(1,749)	10/8/2010	1999	39
Memphis - Wolfchase Galleria	Memphis, TN	(4)	1,137	5,177	75	—	90	688	1,333	—	1,227	5,865	1,408	—	8,500	(2,329)	10/8/2010	1999	41
Nashville - Airport	Nashville, TN	(4)	1,033	3,649	42	—	119	758	1,003	—	1,152	4,407	1,045	—	6,604	(2,005)	10/8/2010	1997	32
Nashville - Airport - Elm Hill Pike	Nashville, TN	(4)	812	1,543	33	—	293	677	840	—	1,105	2,220	873	—	4,198	(1,437)	10/8/2010	1993	23
Nashville - Airport - Music City	Nashville, TN	(4)	2,779	2,379	56	—	113	874	1,395	—	2,892	3,253	1,451	—	7,596	(1,873)	10/8/2010	1997	32
Nashville - Vanderbilt	Nashville, TN	(4)	1,918	9,993	78	—	188	2,087	2,106	—	2,106	12,080	2,184	—	16,370	(3,297)	10/8/2010	2002	42
Austin - Round Rock - South	Austin, TX	(4)	676	3,755	96	—	61	676	929	—	737	4,431	1,025	—	6,193	(2,061)	10/8/2010	2003	43
Austin - Arboretum - Capital of Texas Hwy.	Austin, TX	(4)	734	4,455	43	—	76	871	842	—	810	5,326	885	—	7,021	(2,197)	10/8/2010	1999	39
Austin - Arboretum - North	Austin, TX	(4)	1,080	5,322	56	—	123	907	1,546	—	1,203	6,229	1,602	—	9,034	(2,898)	10/8/2010	1998	40
Austin - Arboretum - South	Austin, TX	(4)	1,059	2,857	44	—	90	1,070	1,450	—	1,149	3,927	1,494	—	6,570	(2,520)	10/8/2010	1995	30
Austin - Downtown - Town Lake	Austin, TX	(4)	3,043	11,933	58	—	121	1,220	1,765	—	3,164	13,153	1,823	—	18,140	(4,493)	10/8/2010	1998	38
Austin - Metro	Austin, TX	(4)	677	1,768	53	—	64	434	1,018	—	741	2,202	1,071	—	4,014	(1,226)	10/8/2010	1998	41
Austin - North Central	Austin, TX	(4)	1,711	—	58	—	123	1,477	1,682	—	1,834	1,477	1,740	—	5,051	(1,593)	10/8/2010	1998	(6)
Austin - Northwest - Lakeline Mall	Austin, TX	(4)	601	2,842	75	—	83	495	1,110	—	684	3,337	1,185	—	5,206	(1,779)	10/8/2010	2002	42
Austin - Northwest - Research Park	Austin, TX	(4)	1,028	5,422	59	—	137	1,549	1,605	—	1,165	6,971	1,664	—	9,800	(3,237)	10/8/2010	1998	41
Austin - Round Rock - North	Austin, TX	(4)	604	3,676	50	—	167	1,012	1,202	—	771	4,688	1,252	—	6,711	(2,339)	10/8/2010	1998	28
Austin - Southwest	Austin, TX	(4)	4,628	3,811	84	—	71	724	1,075	—	4,699	4,535	1,159	—	10,393	(2,157)	10/8/2010	2002	42
Dallas - Bedford	Bedford, TX	(4)	540	2,600	53	—	101	621	1,044	—	641	3,221	1,097	—	4,959	(1,378)	10/8/2010	1998	41
Dallas - Coit Road	Dallas, TX	(4)	555	1,430	42	—	134	1,051	1,232	—	689	2,481	1,274	—	4,444	(1,557)	10/8/2010	1994	29
Dallas - Frankford Road	Dallas, TX	(4)	891	1,301	131	—	96	1,811	1,529	—	987	3,112	1,660	—	5,759	(2,179)	10/8/2010	2002	42
Dallas - Market Center	Dallas, TX	(4)	748	4,625	71	—	89	521	1,092	—	837	5,146	1,163	—	7,146	(1,945)	10/8/2010	1997	39
Dallas - Farmers Branch	Farmers Branch, TX	(4)	511	1,451	38	—	71	475	1,093	—	582	1,926	1,131	—	3,639	(1,254)	10/8/2010	1998	28
Houston - Galleria - Uptown	Houston, TX	(4)	890	9,696	66	—	61	1,179	1,336	—	951	10,875	1,402	—	13,228	(3,916)	10/8/2010	1998	38

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2018 (continued)
(dollars in thousands)

			Initial Cost				Cost Capitalized Subsequent to Acquisition (1)				Gross Amount Carried at Close of Period December 31, 2018								Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Houston - Galleria - Westheimer	Houston, TX	(4)	729	9,020	45	—	66	763	1,005	—	795	9,783	1,050	—	11,628	(3,324)	10/8/2010	1999	39
Houston - Greenspoint	Houston, TX	(4)	381	840	39	—	151	567	1,087	—	532	1,407	1,126	—	3,065	(1,660)	10/8/2010	1998	28
Houston - Med. Ctr. - Greenway Plaza	Houston, TX	(4)	603	8,266	46	—	157	1,051	1,125	—	760	9,317	1,171	—	11,248	(3,279)	10/8/2010	1998	38
Houston - Katy Frwy - Beltway 8	Houston, TX	(4)	304	2,701	44	—	76	725	1,015	—	380	3,426	1,059	—	4,865	(1,933)	10/8/2010	1999	39
Houston - Med. Ctr. - NRG Park - Braeswood Blvd.	Houston, TX	(4)	998	10,111	122	—	133	1,995	1,855	—	1,131	12,106	1,977	—	15,214	(4,211)	10/8/2010	1997	38
Houston - Med. Ctr. - NRG Park - Fannin St.	Houston, TX	(4)	1,311	7,833	53	—	162	1,435	1,713	—	1,473	9,268	1,766	—	12,507	(4,358)	10/8/2010	1995	30
Houston - Med. Ctr. - NRG Park - Kirby	Houston, TX	(4)	544	5,470	60	—	114	770	1,098	—	658	6,240	1,158	—	8,056	(2,147)	10/8/2010	1997	39
Houston - NASA - Johnson Space Center	Houston, TX	(4)	535	4,068	44	—	135	1,304	1,112	—	670	5,372	1,156	—	7,198	(2,075)	10/8/2010	1998	38
Houston - Sugar Land	Houston, TX	(4)	1,882	5,904	549	—	10	989	1,002	—	1,892	6,893	1,551	—	10,336	(2,492)	12/31/2013	1998	40
Houston - Willowbrook - HWY 249	Houston, TX	(4)	329	3,432	38	—	68	959	976	—	397	4,391	1,014	—	5,802	(1,863)	10/8/2010	1998	38
Dallas - DFW Airport N.	Irving, TX	(4)	698	1,510	130	—	103	1,156	1,385	—	801	2,666	1,515	—	4,982	(1,668)	10/8/2010	2003	43
Dallas - Las Colinas - Carnaby St.	Irving, TX	(4)	1,220	3,061	51	—	153	942	1,166	—	1,373	4,003	1,217	—	6,593	(1,744)	10/8/2010	1996	31
Dallas - Las Colinas - Green Park Dr.	Irving, TX	(4)	875	2,338	98	—	90	926	1,188	—	965	3,264	1,286	—	5,515	(1,889)	10/8/2010	1998	43
Dallas - Las Colinas - Meadow Creek Dr.	Las Colinas, TX	(4)	844	3,605	84	—	124	448	1,342	—	968	4,053	1,426	—	6,447	(1,906)	10/8/2010	1998	40
Dallas - Lewisville	Lewisville, TX	(4)	564	1,020	38	—	83	846	1,003	—	647	1,866	1,041	—	3,554	(1,266)	10/8/2010	1998	38
Dallas - Plano	Plano, TX	(4)	735	4,386	90	—	93	1,258	1,627	—	828	5,644	1,717	—	8,189	(2,593)	10/8/2010	1999	41
Dallas - Richardson	Richardson, TX	(4)	1,014	5,535	144	—	112	1,145	2,115	—	1,126	6,680	2,259	—	10,065	(3,089)	10/8/2010	2002	42
San Antonio - Airport	San Antonio, TX	(4)	1,443	4,710	53	—	42	1,368	1,373	—	1,485	6,078	1,426	—	8,989	(2,307)	10/8/2010	1995	30
San Antonio - Colonnade	San Antonio, TX	(4)	865	5,060	52	—	83	635	1,005	—	948	5,695	1,057	—	7,700	(2,027)	10/8/2010	1998	40
Houston - The Woodlands	Spring, TX	(4)	455	5,700	55	—	70	1,078	1,174	—	525	6,778	1,229	—	8,532	(3,366)	10/8/2010	1998	26
Houston - Stafford	Stafford, TX	(4)	389	1,774	35	—	98	805	961	—	487	2,579	996	—	4,062	(1,316)	10/8/2010	1997	34
Houston - NASA - Bay Area Blvd.	Webster, TX	(4)	516	5,301	45	—	68	851	1,054	—	584	6,152	1,099	—	7,835	(2,135)	10/8/2010	1997	40
Salt Lake City - Union Park	Midvale, UT	(4)	1,236	4,122	47	—	82	884	1,299	—	1,318	5,006	1,346	—	7,670	(2,498)	10/8/2010	1997	37
Salt Lake City - Sugar House	Salt Lake City, UT	(4)	2,166	7,029	39	—	161	946	1,139	—	2,327	7,975	1,178	—	11,480	(3,126)	10/8/2010	1998	33
Salt Lake City - Sandy	Sandy, UT	(4)	977	3,949	45	—	153	839	1,161	—	1,130	4,788	1,206	—	7,124	(2,215)	10/8/2010	1998	38
Salt Lake City - West Valley Center	West Valley, UT	(4)	1,183	3,592	43	—	142	582	1,144	—	1,325	4,174	1,187	—	6,686	(2,135)	10/8/2010	1997	37
Washington, D.C. - Alexandria - Landmark	Alexandria, VA	(4)	3,627	10,696	44	—	118	610	1,097	—	3,745	11,306	1,141	—	16,192	(3,667)	10/8/2010	1999	39
Washington, DC - Alexandria - Eisenhower Ave.	Alexandria, VA	(4)	5,147	14,424	60	—	75	1,020	1,593	—	5,222	15,444	1,653	—	22,319	(4,770)	10/8/2010	1999	39
Washington, D.C. - Centreville - Manassas	Centreville, VA	(4)	1,542	4,922	105	—	71	599	906	—	1,613	5,521	1,011	—	8,145	(2,217)	10/8/2010	2004	44
Washington, D.C. - Chantilly	Chantilly, VA	(4)	2,655	3,015	511	—	144	1,152	724	—	2,799	4,167	1,235	—	8,201	(2,402)	12/13/2012	1998	22
Washington, D.C. - Chantilly - Airport	Chantilly, VA	(4)	1,402	3,390	40	—	7	725	877	—	1,409	4,115	917	—	6,441	(2,020)	10/8/2010	1998	38
Washington, D.C. - Chantilly - Dulles South	Chantilly, VA	(4)	1,166	5,159	46	—	92	610	854	—	1,258	5,769	900	—	7,927	(2,273)	10/8/2010	2000	40
Chesapeake - Churchland Blvd.	Chesapeake, VA	(4)	647	2,762	57	—	43	475	964	—	690	3,237	1,021	—	4,948	(1,387)	10/8/2010	2001	42
Chesapeake - Crossways Blvd.	Chesapeake, VA	(4)	1,171	4,773	47	—	156	858	1,202	—	1,327	5,631	1,249	—	8,207	(2,536)	10/8/2010	1996	32
Chesapeake - Greenbrier Circle	Chesapeake, VA	(4)	807	5,349	109	—	76	542	933	—	883	5,891	1,042	—	7,816	(2,066)	10/8/2010	2005	44
Washington, D.C. - Fairfax	Fairfax, VA	(4)	1,799	3,734	49	—	118	838	948	—	1,917	4,572	997	—	7,486	(2,213)	10/8/2010	1999	39
Washington, D.C. - Fairfax - Fair Oaks Mall	Fairfax, VA	(4)	936	5,713	61	—	61	578	1,009	—	997	6,291	1,070	—	8,358	(2,370)	10/8/2010	2000	40
Washington, D.C. - Fairfax - Fair Oaks	Fairfax, VA	(4)	4,167	4,053	693	—	187	932	612	—	4,354	4,985	1,305	—	10,644	(2,941)	12/13/2012	1998	26
Washington, D.C. - Falls Church - Merrifield	Fairfax, VA	(4)	4,389	6,653	910	—	253	840	511	—	4,642	7,493	1,421	—	13,556	(3,294)	12/13/2012	1998	33
Richmond - Innsbrook	Glen Allen, VA	(4)	1,069	1,991	45	—	92	588	1,047	—	1,161	2,579	1,092	—	4,832	(1,590)	10/8/2010	1997	27
Richmond - West End - I-64	Glen Allen, VA	(4)	1,999	2,496	501	—	77	709	795	—	2,076	3,205	1,296	—	6,577	(2,148)	12/13/2012	1997	19
Hampton - Coliseum	Hampton, VA	(4)	1,049	2,120	97	—	82	458	1,114	—	1,131	2,578	1,211	—	4,920	(1,644)	10/8/2010	2003	43

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2018 (continued)
(dollars in thousands)

			Initial Cost				Cost Capitalized Subsequent to Acquisition (1)				Gross Amount Carried at Close of Period December 31, 2018								Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Washington, D.C. - Herndon - Dulles	Herndon, VA	(4)	1,159	5,808	150	—	53	332	894	—	1,212	6,140	1,044	—	8,396	(2,260)	10/8/2010	2005	45
Lynchburg - University Blvd.	Lynchburg, VA	(4)	1,259	4,899	94	—	103	427	1,011	—	1,362	5,326	1,105	—	7,793	(2,142)	10/8/2010	2003	43
Newport News - I-64 - Jefferson Avenue	Newport News, VA	(4)	982	2,655	34	—	64	494	931	—	1,046	3,149	965	—	5,160	(1,643)	10/8/2010	1997	27
Newport News - Oyster Point	Newport News, VA	(4)	688	2,950	44	—	66	878	1,152	—	754	3,828	1,196	—	5,778	(1,716)	10/8/2010	1996	32
Washington, D.C. - Reston	Reston, VA	(4)	5,766	7,250	795	—	188	836	595	—	5,954	8,086	1,390	—	15,430	(3,299)	12/13/2012	1998	34
North Chesterfield - Arboretum	Richmond, VA	(4)	1,368	3,745	45	—	51	703	1,305	—	1,419	4,448	1,350	—	7,217	(1,875)	10/8/2010	1998	38
Richmond - W. Broad Street - Glenside - North	Richmond, VA	(4)	1,008	4,037	55	—	57	496	966	—	1,065	4,533	1,021	—	6,619	(1,544)	10/8/2010	1999	40
Richmond - W. Broad Street - Glenside - South	Richmond, VA	(4)	660	1,677	39	—	89	1,666	994	—	749	3,343	1,033	—	5,125	(1,577)	10/8/2010	1997	32
Roanoke - Airport	Roanoke, VA	(4)	844	1,949	35	—	46	618	804	—	890	2,567	839	—	4,296	(1,213)	10/8/2010	1998	34
Washington, D.C. - Springfield	Springfield, VA	(4)	3,417	15,207	134	—	88	655	1,166	—	3,505	15,862	1,300	—	20,667	(4,427)	10/8/2010	2004	44
Washington, D.C. - Sterling	Sterling, VA	(4)	1,375	5,167	39	—	97	625	924	—	1,472	5,792	963	—	8,227	(2,263)	10/8/2010	1998	38
Washington, DC - Sterling - Dulles	Sterling, VA	(4)	4,709	2,618	707	—	200	1,029	733	—	4,909	3,647	1,440	—	9,996	(2,486)	12/13/2012	1998	23
Washington, D.C. - Tysons Corner	Vienna, VA	(4)	3,716	12,425	49	—	77	1,164	1,398	—	3,793	13,589	1,447	—	18,829	(4,173)	10/8/2010	1999	39
Virginia Beach - Independence Blvd.	Virginia Beach, VA	(4)	1,769	6,115	43	—	160	784	1,212	—	1,929	6,899	1,255	—	10,083	(2,790)	10/8/2010	1996	31
Seattle - Bellevue - Downtown	Bellevue, WA	(4)	3,672	9,062	55	—	86	939	3,054	—	3,758	10,001	3,109	—	16,868	(3,605)	10/8/2010	1998	38
Seattle - Bellevue - Factoria	Bellevue, WA	(4)	2,697	8,912	55	—	82	1,391	1,645	—	2,779	10,303	1,700	—	14,782	(4,180)	10/8/2010	1997	32
Seattle - Redmond	Bellevue, WA	(4)	6,206	16,067	71	—	89	1,160	3,029	—	6,295	17,227	3,100	—	26,622	(5,947)	10/8/2010	1998	33
Seattle - Bothell - West	Bothell, WA	(4)	1,236	5,978	64	—	64	529	812	—	1,300	6,507	876	—	8,683	(2,300)	10/8/2010	2001	41
Seattle - Bothell - Canyon Park	Bothell, WA	(4)	2,266	7,932	57	—	100	849	1,157	—	2,366	8,781	1,214	—	12,361	(3,338)	10/8/2010	1998	39
Seattle - Everett - North	Everett, WA	(4)	1,175	6,615	38	—	78	692	1,206	—	1,253	7,307	1,244	—	9,804	(2,447)	10/8/2010	1997	37
Seattle - Everett - Silverlake	Everett, WA	(4)	4,008	9,000	54	—	87	729	1,195	—	4,095	9,729	1,249	—	15,073	(3,226)	10/8/2010	1999	40
Seattle - Federal Way	Federal Way, WA	(4)	761	4,918	38	—	97	727	999	—	858	5,645	1,037	—	7,540	(2,310)	10/8/2010	1999	39
Tacoma - Fife	Fife, WA	(4)	814	4,397	38	—	78	754	1,009	—	892	5,151	1,047	—	7,090	(2,272)	10/8/2010	1997	37
Seattle - Kent	Kent, WA	(4)	923	3,724	43	—	82	1,058	1,386	—	1,005	4,782	1,429	—	7,216	(2,285)	10/8/2010	1998	38
Seattle - Lynnwood	Lynnwood, WA	(4)	1,829	5,408	41	—	69	647	1,078	—	1,898	6,055	1,119	—	9,072	(2,496)	10/8/2010	1998	38
Seattle - Mukilteo	Mukilteo, WA	(4)	1,894	8,893	84	—	64	506	798	—	1,958	9,399	882	—	12,239	(2,851)	10/8/2010	2002	42
Seattle - Renton	Renton, WA	(4)	1,714	5,924	62	—	130	916	1,610	—	1,844	6,840	1,672	—	10,356	(3,045)	10/8/2010	1998	39
Seattle - Northgate	Seattle, WA	(4)	1,214	8,655	86	—	72	892	1,471	—	1,286	9,547	1,557	—	12,390	(3,102)	10/8/2010	2002	42
Tacoma - South	Tacoma, WA	(4)	1,162	6,871	40	—	146	692	1,096	—	1,308	7,563	1,136	—	10,007	(2,762)	10/8/2010	1998	40
Seattle - Southcenter	Tukwila, WA	(4)	1,005	4,129	35	—	47	1,777	1,133	—	1,052	5,906	1,168	—	8,126	(2,531)	10/8/2010	1998	33
Seattle - Tukwila	Tukwila, WA	(4)	1,056	4,724	38	—	66	617	993	—	1,122	5,341	1,031	—	7,494	(2,332)	10/8/2010	1997	32
Olympia - Tumwater	Tumwater, WA	(4)	1,428	5,495	70	—	107	579	1,021	—	1,535	6,074	1,091	—	8,700	(2,378)	10/8/2010	2001	41
Portland - Vancouver	Vancouver, WA	(4)	1,122	5,671	42	—	88	765	1,115	—	1,210	6,436	1,157	—	8,803	(2,605)	10/8/2010	1997	37
Appleton - Fox Cities	Appleton, WI	(4)	1,129	3,042	39	—	137	561	915	—	1,266	3,603	954	—	5,823	(1,567)	10/8/2010	1997	37
Milwaukee - Brookfield	Brookfield, WI	(4)	2,579	5,647	49	—	58	1,085	1,242	—	2,637	6,732	1,291	—	10,660	(2,520)	10/8/2010	1998	38

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2018 (continued)
(dollars in thousands)

			Initial Cost				Cost Capitalized Subsequent to Acquisition (1)				Gross Amount Carried at Close of Period December 31, 2018								Depreciable Lives (Years) (3)
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Madison - Junction Court	Madison, WI	(4)	1,197	2,790	39	—	77	646	840	—	1,274	3,436	879	—	5,589	(1,482)	10/8/2010	1998	38
Madison - Old Sauk Rd.	Madison, WI	(4)	1,332	2,506	46	—	149	522	876	—	1,481	3,028	922	—	5,431	(1,396)	10/8/2010	1998	39
Milwaukee - Waukesha	Waukesha, WI	(4)	1,311	3,215	44	—	115	886	1,023	—	1,426	4,101	1,067	—	6,594	(1,698)	10/8/2010	1997	37
Milwaukee - Wauwatosa	Wauwatosa, WI	(4)	1,732	5,151	44	—	104	685	1,236	—	1,836	5,836	1,280	—	8,952	(2,244)	10/8/2010	1997	41
Land Available for Development			1,821	—	—	—	(146)	—	—	—	1,675	—	—	—	1,675	—	10/8/2010
Development in Process			—	—	—	2,017	—	—	—	25,157	—	—	—	27,174	27,174	—	various

ESH Hospitality, Inc. and Subsidiaries, Investment In Real Estate			$1,153,247	$2,306,268	$44,406	$2,017	$66,505	$450,406	$635,538	$25,157	$1,219,752	$2,756,674	$679,944	$27,174	$4,683,544	$(1,215,899)

Impairment on the Operating Lessees (5)	Various		—	—	—	—	(2,367)	(29,929)	(5,399)	—	(2,367)	(29,929)	(5,399)	—	(37,695)	14,639
Management Business	Charlotte, NC		—	—	—	—	—	2,916	22,972	—	—	2,916	22,972	—	25,888	(16,845)	9/1/2011

Extended Stay America, Inc. and Subsidiaries, Investment in Real Estate			$1,153,247	$2,306,268	$44,406	$2,017	$64,138	$423,393	$653,111	$25,157	$1,217,385	$2,729,661	$697,517	$27,174	$4,671,737	$(1,218,105)

(1)	Costs capitalized subsequent to acquisition are presented net of disposals and impairment charges.

(2)	The aggregate cost for federal income tax purposes as of December 31, 2018 for Extended Stay America, Inc. and ESH Hospitality, Inc. was $4,688,215 and $4,665,896, respectively.

(3)
Depreciable lives are based on the largest asset — hotel building(s); however, a portion of the real estate at each hotel property consists of items with useful lives less than those of the building(s).

(4)	Each of these properties serve as collateral for the 2016 ESH REIT Credit Facilities.

(5)
These amounts represent cumulative impairment charges recognized by Extended Stay America, Inc. subsidiaries. For real estate owned as of December 31, 2018, the total cumulative impairment charges recognized by the Company and ESH REIT were $23,056 and $0, respectively.

(6)	The majority of the depreciable real estate at this property consists of furniture, fixtures and equipment, which have estimated useful lives that range between 2 and 10 years.

(7)	Land is subject to ground lease.

Extended Stay America, Inc. and Subsidiaries and
ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation
(in thousands)
A summary of activity of investment in real estate and accumulated depreciation is as follows:
The Company’s changes in investment in real estate for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Balance, beginning of the period	$4,895,933	$4,878,973	$4,703,270
Additions during period:
Capital Expenditures	196,545	166,378	225,323
Acquisitions	12,729	—	—
Deductions during period:
Dispositions and other	389,870	124,249	39,792
Impairment	43,600	25,169	9,828
Balance, end of period	$4,671,737	$4,895,933	$4,878,973
The Company’s changes in accumulated depreciation for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Balance, beginning of the period	$1,142,799	$973,669	$781,929
Additions during period:
Depreciation	207,953	227,876	219,969
Deductions during period:
Dispositions and other	132,647	58,746	28,229
Balance, end of period	$1,218,105	$1,142,799	$973,669
ESH REIT’s changes in investment in real estate for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Balance, beginning of the period	$4,918,804	$4,874,018	$4,685,940
Additions during period:
Capital Expenditures	191,099	163,797	219,681
Acquisitions	12,733	—	—
Deductions during period:
Dispositions and other	439,092	103,965	31,603
Impairment	—	15,046	—
Balance, end of period	$4,683,544	$4,918,804	$4,874,018

ESH REIT’s changes in accumulated depreciation for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Balance, beginning of the period	$1,143,164	$959,449	$765,034
Additions during period:
Depreciation	207,278	225,484	216,394
Deductions during period:
Dispositions and other	134,543	41,769	21,979
Balance, end of period	$1,215,899	$1,143,164	$959,449
(concluded)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Controls and Procedures (Extended Stay America, Inc.)
Disclosure Controls and Procedures
As of December 31, 2018, Extended Stay America, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of Extended Stay America, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of Extended Stay America, Inc. concluded that the disclosure controls and procedures of Extended Stay America, Inc. were effective to ensure that information required to be disclosed in the reports that Extended Stay America, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of Extended Stay America, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
During the fourth quarter of 2018, Extended Stay America, Inc. implemented a new hotel property management system. In cases where functions of the new system were not fully deployed as of December 31, 2018, we relied on existing procedures and controls or utilized supplementary procedures and controls. Extended Stay America, Inc. continues to work toward the full deployment of the new system and expects to complete that process during 2019. There were no other changes in Extended Stay America, Inc.’s internal control over financial reporting that occurred during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, Extended Stay America, Inc.’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting
The management of Extended Stay America, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The management of Extended Stay America, Inc., under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of its internal control over financial reporting for Extended Stay America, Inc. as of December 31, 2018. The assessment was performed using the criteria for effective internal control reflected in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on the assessment of the system of internal control for Extended Stay America, Inc., management of Extended Stay America, Inc. determined that as of December 31, 2018, internal control over financial reporting of Extended Stay America, Inc. was effective.
Deloitte & Touche LLP, the independent registered public accounting firm that has audited the consolidated financial statements of Extended Stay America, Inc. included in this combined annual report on Form 10-K, has issued an attestation report on Extended Stay America, Inc.’s internal control over financial reporting as of December 31, 2018. The report appears in this Item 9A of this combined annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Extended Stay America, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Extended Stay America, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 27, 2019, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte and Touche LLP

Charlotte, North Carolina
February 27, 2019

Controls and Procedures (ESH Hospitality, Inc.)
Disclosure Controls and Procedures
As of December 31, 2018, ESH Hospitality, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of ESH Hospitality, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of ESH Hospitality, Inc. concluded that the disclosure controls and procedures of ESH Hospitality, Inc. were effective to ensure that information required to be disclosed in the reports that ESH Hospitality, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of ESH Hospitality, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in ESH Hospitality, Inc.’s internal control over financial reporting that occurred during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, ESH Hospitality, Inc.’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The management of ESH Hospitality, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The management of ESH Hospitality, Inc., under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of its internal control over financial reporting for ESH Hospitality, Inc. as of December 31, 2018. The assessment was performed using the criteria for effective internal control reflected in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on the assessment of the system of internal control for ESH Hospitality, Inc., management of ESH Hospitality, Inc. determined that as of December 31, 2018, internal control over financial reporting of ESH Hospitality, Inc. was effective.
Deloitte & Touche LLP, the independent registered public accounting firm that has audited the consolidated financial statements of ESH Hospitality, Inc. included in this combined annual report on Form 10-K, has issued an attestation report on ESH Hospitality, Inc.’s internal control over financial reporting as of December 31, 2018. The report appears in this Item 9A of this combined annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of ESH Hospitality, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of ESH Hospitality, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 27, 2019, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte and Touche LLP

Charlotte, North Carolina
February 27, 2019

Item 9B.    Other Information
None.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance
The information regarding our directors and nominees for director required by Item 401 of Regulation S-K will be included under the headings “Proposal 1—Election of Directors” in our Proxy Statements prepared for the solicitation of proxies in connection with our Annual Meetings of Shareholders to be held May 30, 2019 (“Proxy Statements”), which information is incorporated by reference herein.
Information regarding our executive officers required by Item 401 of Regulation S-K will be included under the heading “Executive Officers” in our Proxy Statements, which information is incorporated by reference herein.
Information required by Item 405 of Regulation S-K will be included under the headings “Stock Ownership Information—Reporting Compliance” in our Proxy Statements, which information is incorporated by reference herein.
Information required by Item 406 of Regulation S-K will be included under the headings “Corporate Governance and Board Matters—Corporate Governance—Code of Business Conduct and Ethics” in our Proxy Statements, which information is incorporated by reference herein.
Information required by paragraphs (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K will be included under the headings “Frequently Asked Questions” and “Corporate Governance and Board Matters—Corporate Governance—Committees of the Board—Audit Committee” in our Proxy Statements, which information is incorporated by reference herein.
Item 11.        Executive Compensation
The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulations S-K regarding executive compensation will be presented under the headings “Executive Compensation—Compensation Discussion and Analysis” and “Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” in our Proxy Statements, which information is incorporated by reference herein. Notwithstanding the foregoing, the information provided under the headings “Executive Compensation—Compensation Discussion and Analysis—Other Practices, Policies and Guidelines—Report of the Compensation Committee of the Board” in our Proxy Statements is furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding the security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be presented under the headings “Stock Ownership Information—Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statements, which information is incorporated by reference herein.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2018 with respect to the Paired Shares that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	853,636	(1)	—	5,122,358	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	853,636	(1)	—	5,122,358	(2)
________________________

(1)
Includes 820,515 Paired Shares underlying restricted stock unit awards made under the amended and restated Extended Stay America, Inc. Long-Term Incentive Plan, assuming, as applicable, 100% vesting based on achievement of performance conditions, and 33,121 Paired Shares underlying restricted stock unit awards made under the amended and restated ESH Hospitality, Inc. Long-Term Incentive Plan.

(2)
Represents the aggregate number of securities available for future issuance under both the amended and restated Extended Stay America, Inc. Long-Term Incentive Plan and the amended and restated ESH Hospitality, Inc. Long-Term Incentive Plan.

Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information regarding certain relationships and related transactions required by Item 404 and Item 407(a) of Regulation S-K will be presented under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board Matters—Corporate Governance—Board of Directors and Director Independence” in our Proxy Statements, which information is incorporated by reference herein.
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
See “Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2018” included in Item 8 of this combined annual report on Form 10-K.
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

4.4.1
First Supplemental Indenture, dated March 18, 2016, among ESH Hospitality, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas (filed as Exhibit 4.2 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed March 21, 2016, and incorporated herein by reference).

4.4.2
Second Supplemental Indenture, dated September 29, 2016, among ESH Hospitality, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas (filed as Exhibit 4.6.2 to the Registrants’ Annual Report on Form 10-K (File No. 001-36190) filed February 28, 2017, and incorporated herein by reference).

4.5	Form of 5.25% Senior Notes due 2025 (included as part of Exhibit 4.4 above).

Exhibit Number	Description

10.1
Amended and Restated Management Agreement, between ESA P Portfolio Operating Lessee LLC, Lessee, and ESA Management, LLC, Manager, dated as of August 30, 2016 (filed as Exhibit 10.4 to the Registrants’ Quarterly Report on Form 10-Q (File No. 001-36190) filed October 25, 2016, and incorporated herein by reference).

10.1.1
First Amendment to Amended and Restated Management Agreement, dated as of May 30, 2018, between ESA P Portfolio Operating Lessee LLC, as Lessee, and ESA Management, LLC, as Manager (filed as Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q (File No. 001-36190) filed July 25, 2018, and incorporated herein by reference).

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

10.8.2
Termination of Trademark License Agreement, dated July 11, 2017, by and between ESH Strategies Branding LLC and ESA Canada Operating ULC (f/k/a ESA Canada Operating Lessee Inc.) (filed as Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q (File No. 001-36190) filed November 7, 2017, and incorporated herein by reference).

10.9
Trademark License Agreement, effective as of July 31, 2017, by and between ESH Strategies Branding LLC and ESH Strategies Franchise LLC (filed as Exhibit 10.3 to the Registrants’ Quarterly Report on Form 10-Q (File No. 001-36190) filed November 7, 2017, and incorporated herein by reference).

10.10†
Amended and Restated Extended Stay America, Inc. Long-Term Incentive Plan (filed as Annex A to Extended Stay America, Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 001-36190) filed April 21, 2015, and incorporated herein by reference).

10.11†
Amended and Restated ESH Hospitality, Inc. Long-Term Incentive Plan (filed as Annex A to ESH Hospitality, Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 001-36190) filed April 21, 2015, and incorporated herein by reference).

10.12
Second Amended and Restated Lease Agreement, dated as of October 31, 2018, by and between ESA P Portfolio L.L.C., ESA P Portfolio MD Trust, and ESH/TN Properties L.L.C., individually and collectively as Landlord, and ESA P Portfolio Operating Lessee LLC, as Tenant (filed as Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q (File No. 001-36190) filed October 31, 2018, and incorporated herein by reference).

10.13
Amended and Restated Lease Agreement, dated as of October 31, 2018, by and between ESA UD Properties L.L.C., as Landlord, and ESA 2007 Operating Lessee Inc., as Tenant (filed as Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q (File No. 001-36190) filed October 31, 2018, and incorporated herein by reference).

10.14
Amended and Restated Lease Agreement, dated as of October 31, 2018, by and between ESA LVP Portfolio LLC, as Landlord, and ESA LVP Operating Lessee LLC, as Tenant (filed as Exhibit 10.3 to the Registrants’ Quarterly Report on Form 10-Q (File No. 001-36190) filed October 31, 2018, and incorporated herein by reference).

\
10.15
Form of Indemnification Agreement between Extended Stay America, Inc. and Directors and Executive Officers (filed as Exhibit 10.27 to the Registrants’ Amendment No. 8 to Registration Statement on Form S-1 (File No. 333-190052) filed November 8, 2013, and incorporated herein by reference).

10.16
Form of Indemnification Agreement between ESH Hospitality, Inc. and Directors and Executive Officers (filed as Exhibit 10.28 to the Registrants’ Amendment No. 8 to Registration Statement on Form S-1 (File No. 333-190052) filed November 8, 2013, and incorporated herein by reference).

10.17†
Extended Stay America, Inc. Executive Severance Plan, adopted June 19, 2014 (file as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed June 23, 2014, and incorporated herein by reference).

10.18†
Form of Participation Agreement under the Extended Stay America, Inc. Executive Severance Plan (Employees of ESA Management, LLC) (filed as Exhibit 10.2 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed June 23, 2014, and incorporated herein by reference).

10.19†
Form of Amended and Restated Extended Stay America, Inc. Long-Term Incentive Plan Restricted Stock Unit Agreement (Time-Vesting & Performance-Vesting) (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed May 22, 2015, and incorporated herein by reference).

10.20†
Form of Amended and Restated Extended Stay America, Inc. Long-Term Incentive Plan Restricted Stock Unit Agreement (Time-Vesting) (filed as Exhibit 10.2 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed May 22, 2015, and incorporated herein by reference).

10.21†
Form of Amended and Restated Extended Stay America, Inc. Long-Term Incentive Plan Restricted Stock Unit Agreement (Time-Vesting) for Directors (filed as Exhibit 10.6 to the Registrants’ Quarterly Report on Form 10-Q (File No. 001-36190) filed on July 30, 2015, and incorporated herein by reference).

Exhibit Number	Description

10.22†
Form of Amended and Restated ESH Hospitality, Inc. Long-Term Incentive Plan Restricted Stock Unit Agreement (Time-Vesting) for Directors (filed as Exhibit 10.8 to the Registrants’ Quarterly Report on Form 10-Q (File No. 001-36190) filed on July 30, 2015, and incorporated herein by reference).

10.23†
Form of Amended and Restated Extended Stay America, Inc. Long-Term Incentive Plan 2018 Restricted Stock Unit Agreement (Time-Vesting & TSR Performance- Vesting) (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed March 1, 2018, and incorporated by reference herein.)

10.24†
Extended Stay America, Inc. Annual Incentive Plan (filed as Annex B to Extended Stay America, Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 001-36190) filed April 21, 2015, and incorporated herein by reference).

10.25†
ESA Management, LLC Deferred Compensation Plan, effective June 9, 2016 (filed as Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q (File No. 001-36190) filed July 28, 2016, and incorporated herein by reference).

10.26†
Letter Agreement by and between Extended Stay America, Inc. and Jonathan S. Halkyard dated December 18, 2017 (filed as Exhibit 10.2 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed December 18, 2017, and incorporated herein by reference).

10.27†
Letter Agreement by and between Extended Stay America, Inc. and Brian T. Nicholson, dated April 26, 2018 (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed April 27, 2018, and incorporated herein by reference).

10.28
Credit Agreement, dated as of August 30, 2016, by and among Extended Stay America, Inc., as Borrower, the lenders from time to time party thereto and Deutsche Bank AG New York Branch, as Administrative Agent (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 01-36190) filed September 1, 2016, and incorporated by reference herein).

10.29
Credit Agreement, dated as of August 30, 2016, by and among ESH Hospitality, Inc., as Borrower, the guarantors party thereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent, Collateral Agent and L/C Issuer, and the other lenders party thereto from time to time (filed as Exhibit 10.2 to the Registrants’ Current Report on Form 8-K (File No. 01-36190) filed September 1, 2016, and incorporated by reference herein).

10.29.1
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

10.29.2
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

10.29.3
Third Amendment to Credit Agreement, dated as of May 22, 2018, by and among ESH Hospitality, Inc., the guarantors party thereto from time to time, the lenders party thereto from time to time and Deutsche Bank AG New York Branch, as administrative agent (filed as Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q (File No. 01-36190) filed July 25, 2018, and incorporated by reference herein).

10.30
Credit Agreement, dated as of August 30, 2016, by and among ESH Hospitality, Inc., as Borrower, the guarantors party thereto from time to time and Extended Stay America, Inc., as Lender (filed as Exhibit 10.3 to the Registrants’ Current Report on Form 8-K (File No. 01-36190) filed September 1, 2016, and incorporated by reference herein).

Exhibit Number	Description

10.31
Share Repurchase Agreement, dated March 1, 2017, by and among Extended Stay America, Inc., ESH Hospitality, Inc. and each of the entities identified on Schedule 1 thereto (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 01-36190) filed March 7, 2017, and incorporated by reference herein).

10.32
Share Repurchase Agreement, dated April 26, 2017, by and among Extended Stay America, Inc., ESH Hospitality, Inc. and each of the entities identified on Schedule 1 thereto (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 01-36190) filed April 28, 2017, and incorporated by reference herein).

10.33
Share Repurchase Agreement, dated May 29, 2017, by and among Extended Stay America, Inc., ESH Hospitality, Inc. and each of the entities identified on Schedule 1 thereto (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 01-36190) filed May 31, 2017, and incorporated by reference herein).

10.34
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
Date: February 27, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JONATHAN S. HALKYARD	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2019
Jonathan S. Halkyard

/s/ BRIAN NICHOLSON	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2019
Brian Nicholson

/s/ DOUGLAS G. GEOGA	Director	February 27, 2019
Douglas G. Geoga

/s/ KAPILA K. ANAND	Director	February 27, 2019
Kapila K. Anand

/s/ JODIE W. MCLEAN	Director	February 27, 2019
Jodie W. McLean

/s/ THOMAS F. O’TOOLE	Director	February 27, 2019
Thomas F. O’Toole

/s/ RICHARD F. WALLMAN	Director	February 27, 2019
Richard F. Wallman

/s/ ELLEN KESZLER	Director	February 27, 2019
Ellen Keszler

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESH HOSPITALITY, INC.

By:	/s/ JONATHAN S. HALKYARD
Jonathan S. Halkyard
Chief Executive Officer
Date: February 27, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JONATHAN S. HALKYARD	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2019
Jonathan S. Halkyard

/s/ BRIAN NICHOLSON	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2019
Brian Nicholson

/S/ DOUGLAS G. GEOGA	Director	February 27, 2019
Douglas G. Geoga

/s/ KAPILA K. ANAND	Director	February 27, 2019
Kapila K. Anand

/s/ NEIL BROWN	Director	February 27, 2019
Neil Brown

/s/ BRUCE N. HAASE	Director	February 27, 2019
Bruce N. Haase

/s/ STEVEN KENT	Director	February 27, 2019
Steven Kent

/s/ LISA PALMER	Director	February 27, 2019
Lisa Palmer