Form 10-Q
period 2019-03-31
Extended Stay America, Inc.; ESH Hospitality, Inc.
filed 2019-05-01
CIK 1581164, 1507563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
188,412,376 shares of common stock, par value $0.01 per share, of Extended Stay America, Inc., which are attached to and traded together with 188,412,376 shares of Class B common stock, par value $0.01 per share, of ESH Hospitality, Inc., and 250,493,583 shares of Class A common stock, par value $0.01 per share, of ESH Hospitality, Inc., were all outstanding as of April 26, 2019.

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

•	Eliminates duplicative and potentially confusing disclosure and provides a more streamlined presentation, since many disclosures apply to both registrants; and

•	Creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This combined quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical facts included in this combined quarterly report on Form 10-Q may be forward-looking, including statements regarding, among other things, our ability to meet our debt service obligations, future capital expenditures (including future acquisitions and hotel renovation programs), our distribution policies, our development, growth and franchise opportunities, anticipated benefits or use of proceeds from dispositions, our plans, objectives, goals, beliefs, business strategies, business conditions, results of operations, financial position and business outlook, business trends and future events.
When used in this combined quarterly report on Form 10-Q, the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “will,” “look forward to” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will be achieved and actual results may differ materially from what is expressed in or indicated by the forward-looking statements.
As disclosed in our combined annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2019 (the “2018 Form 10-K”) and in other filings with the SEC, there are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this combined quarterly report on Form 10-Q. You should evaluate all forward-looking statements made in this combined quarterly report on Form 10-Q in the context of these risks and uncertainties.
We caution you that the risks, uncertainties and other factors referenced above and throughout this combined quarterly report on Form 10-Q may not contain all of the risks, uncertainties and other factors that may be important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will have the results or effect on us, our business or operations in the way expected. In particular, no assurance can be given that any of our ongoing, planned or expected strategic initiatives or objectives discussed herein or in other filings with the SEC will be initiated or completed on our expected timing or at all. Estimates and forward-looking statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2019 AND DECEMBER 31, 2018
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $1,260,835 and $1,218,105	$3,455,386	$3,453,632
RESTRICTED CASH	15,943	15,878
CASH AND CASH EQUIVALENTS	287,993	287,458
INTANGIBLE ASSETS - Net of accumulated amortization of $11,461 and $11,065	28,640	28,714
GOODWILL	45,192	45,192
ACCOUNTS RECEIVABLE - Net of allowance for doubtful accounts of $2,440 and $2,075	21,355	19,769
DEFERRED TAX ASSETS	7,608	7,309
OTHER ASSETS	60,769	66,258
TOTAL ASSETS	$3,922,886	$3,924,210
LIABILITIES AND EQUITY
LIABILITIES:
Term loan facilities payable - Net of unamortized deferred financing costs and debt discount of $14,082 and $14,879	$1,119,668	$1,121,713
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $25,172 and $26,206	1,274,828	1,273,794
Mandatorily redeemable preferred stock - $0.01 par value, $1,000 redemption value, 8.0%, 350,000,000 shares authorized, 7,130 shares issued and outstanding	7,130	7,130
Finance lease liabilities	3,469	3,360
Accounts payable and accrued liabilities	221,140	207,574
Total liabilities	2,626,235	2,613,571
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY:
Common stock - $0.01 par value, 3,500,000,000 shares authorized, 188,403,532 and 188,219,605 shares issued and outstanding	1,884	1,882
Additional paid in capital	750,135	749,219
Retained earnings	41,116	32,432
Accumulated other comprehensive income	1,774	2,488
Total Extended Stay America, Inc. shareholders’ equity	794,909	786,021
Noncontrolling interests	501,742	524,618
Total equity	1,296,651	1,310,639
TOTAL LIABILITIES AND EQUITY	$3,922,886	$3,924,210
See accompanying notes to condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
REVENUES:
Room revenues	$267,046	$290,210
Other hotel revenues	5,303	5,275
Franchise and management fees	1,225	415
	273,574	295,900
Other revenues from franchised and managed properties	4,095	1,867
Total revenues	277,669	297,767
OPERATING EXPENSES:
Hotel operating expenses	137,291	142,630
General and administrative expenses	23,027	24,961
Depreciation and amortization	48,778	54,015
Impairment of long-lived assets	—	43,600
	209,096	265,206
Other expenses from franchised and managed properties	4,647	1,919
Total operating expenses	213,743	267,125
GAIN ON SALE OF HOTEL PROPERTIES (Note 4)	—	38,082
OTHER INCOME	27	5
INCOME FROM OPERATIONS	63,953	68,729
OTHER NON-OPERATING (INCOME) EXPENSE	(178)	197
INTEREST EXPENSE, NET	29,604	31,640
INCOME BEFORE INCOME TAX EXPENSE	34,527	36,892
INCOME TAX EXPENSE	6,123	5,797
NET INCOME	28,404	31,095
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(6,470)	(16,243)
NET INCOME ATTRIBUTABLE TO EXTENDED STAY AMERICA, INC. COMMON SHAREHOLDERS	$21,934	$14,852
NET INCOME PER EXTENDED STAY AMERICA, INC. COMMON SHARE:
Basic	$0.12	$0.08
Diluted	$0.12	$0.08
WEIGHTED-AVERAGE EXTENDED STAY AMERICA, INC. COMMON SHARES OUTSTANDING:
Basic	188,348	192,201
Diluted	188,576	192,566
See accompanying notes to condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
NET INCOME	$28,404	$31,095
OTHER COMPREHENSIVE INCOME, NET OF TAX:
FOREIGN CURRENCY TRANSLATION ADJUSTMENT:
FOREIGN CURRENCY TRANSLATION LOSS	—	(52)

DERIVATIVE ADJUSTMENT:
INTEREST RATE CASH FLOW HEDGE (LOSS) GAIN, NET OF TAX OF $(248) and $174	(1,438)	1,698

COMPREHENSIVE INCOME	26,966	32,741
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(5,746)	(17,057)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EXTENDED STAY AMERICA, INC. COMMON SHAREHOLDERS	$21,220	$15,684
See accompanying notes to condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(In thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Extended Stay America, Inc. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE - January 1, 2018	192,100	$1,921	$768,679	$6,917	$3,066	$780,583	$565,264	$1,345,847
Net income	—	—	—	14,852	—	14,852	16,243	31,095
Foreign currency translation loss, net of tax	—	—	—	—	(52)	(52)	—	(52)
Cumulative effect adjustment of ASU 2017-12	—	—	—	377	(377)	—	—	—
Interest rate cash flow hedge gain, net of tax	—	—	—	—	884	884	814	1,698
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(1,790)	(18)	—	(22,363)	—	(22,381)	(12,798)	(35,179)
Corporation common distributions - $0.06 per common share	—	—	(5,477)	(6,025)	—	(11,502)	—	(11,502)
ESH REIT common distributions - $0.15 per Class B common share	—	—	—	—	—	—	(28,768)	(28,768)
ESH REIT preferred distributions	—	—	—	—	—	—	(4)	(4)
Adjustment to noncontrolling interest for change in ownership of ESH REIT	—	—	(1,833)	—	—	(1,833)	1,833	—
Equity-based compensation	322	3	(2,327)	—	—	(2,324)	861	(1,463)
BALANCE - March 31, 2018	190,632	$1,906	$759,042	$(6,242)	$3,521	$758,227	$543,445	$1,301,672

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Extended Stay America, Inc. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE - January 1, 2019	188,219	$1,882	$749,219	$32,432	$2,488	$786,021	$524,618	$1,310,639
Net income	—	—	—	21,934	—	21,934	6,470	28,404
Interest rate cash flow hedge loss, net of tax	—	—	—	—	(714)	(714)	(724)	(1,438)
Corporation common distributions - $0.07 per common share	—	—	—	(13,250)	—	(13,250)	—	(13,250)
ESH REIT common distributions - $0.15 per Class B common share	—	—	—	—	—	—	(28,398)	(28,398)
ESH REIT preferred distributions	—	—	—	—	—	—	(4)	(4)
Adjustment to noncontrolling interest for change in ownership of ESH REIT	—	—	475	—	—	475	(475)	—
Equity-based compensation	184	2	441	—	—	443	255	698
BALANCE - March 31, 2019	188,403	$1,884	$750,135	$41,116	$1,774	$794,909	$501,742	$1,296,651
See accompanying notes to condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net income	$28,404	$31,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,778	54,015
Foreign currency transaction (gain) loss	(178)	197
Amortization and write-off of deferred financing costs and debt discount	1,996	2,625
Amortization and write-off of above-market ground leases	—	(34)
Loss on disposal of property and equipment	1,376	1,492
Gain on sale of hotel properties	—	(38,082)
Impairment of long-lived assets	—	43,600
Equity-based compensation	2,109	2,403
Deferred income tax benefit	(50)	(5,485)
Changes in assets and liabilities:
Accounts receivable, net	(1,586)	63
Other assets	3,208	4,938
Accounts payable and accrued liabilities	17,982	21,908
Net cash provided by operating activities	102,039	118,735
INVESTING ACTIVITIES:
Purchases of property and equipment	(45,197)	(29,397)
Development in process payments	(7,982)	(4,175)
Payment for intangible assets	(2,109)	—
Proceeds from sale of hotel properties	—	155,244
Proceeds from insurance and related recoveries	156	904
Net cash (used in) provided by investing activities	(55,132)	122,576
FINANCING ACTIVITIES:
Principal payments on term loan facilities	(2,842)	(63,060)
Principal payments on finance leases	(29)	—
Tax withholdings related to restricted stock unit settlements	(1,571)	(3,894)
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	—	(35,179)
Corporation common distributions	(13,334)	(11,788)
ESH REIT common distributions	(28,562)	(29,297)
Net cash used in financing activities	(46,338)	(143,218)
CHANGES IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH DUE TO CHANGES IN FOREIGN CURRENCY EXCHANGE RATES	31	(46)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	600	98,047
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of period	303,336	150,974
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - End of period	$303,936	$249,021
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties	$12,028	$12,230
Cash payments for income taxes, net of refunds of $0 and $6	$341	$482
Operating cash payments for finance leases	$61	$—
Operating cash payments for operating leases	$690	$—
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable and accrued liabilities	$24,555	$12,655
Additions to finance lease right-of-use assets and liabilities	$109	$—
Corporation common distributions included in accounts payable and accrued liabilities	$274	$253
ESH REIT common distributions included in accounts payable and accrued liabilities	$629	$465
See accompanying notes to condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2019 AND DECEMBER 31, 2018 AND FOR THE THREE MONTHS ENDED
MARCH 31, 2019 AND 2018
(Unaudited)

1.	BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION
Extended Stay America, Inc. (the “Corporation”) was incorporated in the state of Delaware on July 8, 2013. ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. The Corporation owns, and is expected to continue to own, all of the issued and outstanding Class A common stock of ESH REIT, which, as of March 31, 2019, represents 57% of the outstanding common stock of ESH REIT. Due to its controlling interest in ESH REIT, the Corporation consolidates the financial position, results of operations, comprehensive income and cash flows of ESH REIT. The term, “the Company,” as used herein refers to the Corporation and its consolidated subsidiaries, including ESH REIT.
A “Paired Share” consists of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. Each outstanding share of Corporation common stock is attached to and trades with one share of ESH REIT Class B common stock.
The Company is an integrated owner/operator of Extended Stay America branded-hotels and is also engaged in franchising and managing extended stay hotels for third parties in the U.S. As of March 31, 2019 and December 31, 2018, the Company owned and operated 554 hotel properties in 40 U.S. states, consisting of approximately 61,500 rooms, and franchised or managed 73 hotel properties for third parties, consisting of approximately 7,500 rooms. All system-wide hotels are operated under the Extended Stay America brand.
Hotel properties are owned by subsidiaries of ESH REIT and are operated by subsidiaries of the Corporation (the “Operating Lessees”) pursuant to leases between subsidiaries of ESH REIT and the Operating Lessees. The hotels are managed by ESA Management LLC (“ESA Management”), a subsidiary of the Corporation, which also manages hotels on behalf of third parties. The Extended Stay America brand is owned by ESH Hospitality Strategies LLC (“ESH Strategies”), also a subsidiary of the Corporation. ESH Strategies licenses the brand and intellectual property related to our businesses to its subsidiaries, ESH Strategies Branding LLC and ESH Strategies Franchise LLC, which license them to the Operating Lessees and third parties, respectively.
As of March 31, 2019 and December 31, 2018, the Corporation had 188.4 million shares and 188.2 million shares of common stock outstanding, respectively. As of March 31, 2019 and December 31, 2018, ESH REIT’s common equity consisted of the following: (i) 250.5 million shares of Class A common stock outstanding (57% of its common equity), all of which were owned by the Corporation, and (ii) 188.4 million shares and 188.2 million shares of Class B common stock outstanding, respectively (43% of its common equity).
Paired Share Repurchase Program—In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program. As a result of several increases in authorized amounts and program extensions, the combined Paired Share repurchase program currently authorizes the Corporation and ESH REIT to purchase up to $400 million in Paired Shares through December 31, 2019. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of March 31, 2019, the Corporation and ESH REIT had repurchased and retired 17.3 million Paired Shares for $180.1 million and $107.5 million, respectively, and $112.5 million remained available under the combined Paired Share repurchase program.
Basis of Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and include the financial position, results of operations, comprehensive income, changes in equity and cash flows of the Corporation and its consolidated subsidiaries, including ESH REIT. Third party equity interests in consolidated subsidiaries are presented as noncontrolling interests. Despite the fact that each share of Corporation common stock is paired on a one-for-one basis with each share of ESH REIT Class B common stock, the Corporation does not own ESH REIT Class B common stock; therefore, ESH REIT Class B common stock represents a third party equity interest. As such, the rights associated with ESH REIT Class B common stock, along with other third party equity interests in ESH REIT, which include 125 shares of preferred stock, are presented as noncontrolling interests in the accompanying condensed consolidated financial statements. Changes in ownership interests in a consolidated subsidiary that do not result in a loss of control are accounted for as equity transactions. All intercompany accounts and transactions have been eliminated.
With respect to the condensed consolidated balance sheets, statements of operations and statements of cash flows and the segments disclosure (see Note 9), certain prior period amounts have been reclassified for comparability to current period presentation. In the condensed consolidated statements of operations, other revenues from franchised and managed properties for the three months ended March 31, 2018 include $0.2 million that was included in franchise and management fees as originally presented. Other expenses from franchised and managed properties for the three months ended March 31, 2018, include $0.3 million that was included in general and administrative expense as originally presented.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Presentation—Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP have been condensed or omitted in the accompanying condensed consolidated financial statements. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2018 included in the combined annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2019.
The accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of March 31, 2019, the results of the Company’s operations, comprehensive income, changes in equity and cash flows for the three months ended March 31, 2019 and 2018. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations, as well as the impact of acquisitions, dispositions and hotel renovations.
Use of Estimates—The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and amounts of revenues and expenses during the reporting period. Management used significant estimates to determine the estimated useful lives of tangible assets as well as in the assessment of tangible and intangible assets for impairment (see Note 5), estimated liabilities for insurance reserves and income taxes and the grant-date fair value of certain equity-based awards. Actual results could differ from those estimates.
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
Management assesses the performance of long-lived assets for potential impairment quarterly, as well as when events or changes in circumstances indicate the carrying amount of an asset, or group of assets, may not be recoverable. Recoverability of property and equipment is measured by a comparison of the carrying amount of a hotel property (or group of hotel properties) to the estimated future undiscounted cash flows expected to be generated by the hotel property (or group of hotel properties). Impairment is recognized when estimated future undiscounted cash flows, including expected proceeds from disposition, are less than the carrying value of the hotel property (or group of hotel properties). To the extent that a hotel property (or group of hotel properties) is impaired, the excess carrying amount over its estimated fair value is recognized as an impairment charge and reduces income from operations. Fair value is determined based upon the discounted cash flows of the hotel property (or group of hotel properties), bids, quoted market prices or independent appraisals, as considered necessary. The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, an impairment charge to reduce the carrying value of a hotel property could occur in a future period (see Note 5).
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
Revenue Generated from Franchise and Management Fees—Revenue generated from franchise and management contracts consists of the following:

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

•	Other revenues from franchised and managed properties, which include the reimbursement of costs incurred on behalf of third-party owners on a direct and an indirect basis, as follows:

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

◦
Indirect costs incurred with respect to franchise agreements include costs associated with certain shared system-wide platforms (i.e., system services), such as marketing, central reservations, revenue management and property management processes and/or systems. The Company is reimbursed for indirect costs through a system service, or program, fee based on a percentage of a hotel’s monthly revenue. System service fees are recognized over time as franchisees derive value from the license to use these processes and systems. The Company has discretion over how it spends system service fees and is the principal with respect to these services. Revenue is recognized on a gross basis; expense is recognized as incurred. Over time, the Company manages system services to break-even, but the timing of revenue will typically not align with the expense to operate the programs.
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
Segments—The Company has two reportable operating segments based on the manner in which we evaluate our business: (i) owned hotels and (ii) franchise and management. The Company assesses the performance of these segments on an individual basis (see Note 9).
Recently Issued Accounting Standards
Fair Value Measurement—In August 2018, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which modifies the disclosure requirements for fair value measurements in Topic 820, Fair Value Measurement. This update will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, and may be early adopted. The Company does not expect the adoption of this update to have a material effect on the Company’s condensed consolidated financial statements.
Intangibles-Goodwill and Other—Internal-Use Software—In August 2018, the FASB issued an accounting standards update which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. This update will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, and may be early adopted. The Company expects to apply this update prospectively and does not expect adoption to have a material effect on the Company’s condensed consolidated financial statements.
Compensation—Stock Compensation—In June 2018, the FASB issued an accounting standards update which expands the scope of Topic 718, Stock Compensation to include share-based payments granted to non-employees in exchange for goods or services. The new guidance simplifies the accounting for share-based payments granted to non-employees for goods or services by aligning it with the accounting for share-based payments granted to employees, with certain exceptions. Under the new guidance, non-employee share-based payment awards included within the scope of Topic 718 will be measured at the grant-date fair value of the equity instruments. In addition, classification of non-employee share-based payment awards will be subject to the requirements of Topic 718 unless modified after the good has been delivered and/or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. This approach will eliminate the requirement to reassess classification of such awards upon vesting. The Company adopted this update on January 1, 2019, using a retrospective method. The adoption of this update did not have a material effect on the Company’s condensed consolidated financial statements.
Comprehensive Income—In February 2018, the FASB issued an accounting standards update that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“TCJA”). The Company adopted this update on January 1, 2019, using a retrospective method. The adoption of this update did not have a material effect on the Company’s condensed consolidated financial statements.
Goodwill—In January 2017, the FASB issued an accounting standards update in which the guidance on testing for goodwill was updated to eliminate Step 2 in the determination on whether goodwill should be considered impaired. Annual and/or interim assessments are still required. This update will be effective for fiscal years and interim periods within fiscal years beginning after December 15, 2019, and may be adopted early. The Company expects to apply this amendment prospectively and does not expect adoption to have a material effect on the Company’s condensed consolidated financial statements.

Leases—ASC 842, Leases, introduced a lessee model that requires a right-of-use asset and lease obligation to be presented on the balance sheet for all leases, whether operating or financing. The Company adopted ASC 842 on January 1, 2019, using the modified retrospective approach with the Comparatives Under 840 Option, whereby the Company applied the standard at the beginning of the period of adoption and has presented financial information for periods prior to January 1, 2019 in accordance with prior guidance. Upon adoption, the Company elected practical expedients related to (i) the identification and classification of leases that commenced before the effective date, (ii) initial direct costs for leases that commenced before the effective date, (iii) the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset, (iv) land easements, and (v) the evaluation of lease and non-lease components of a contract.
Implementation had no cumulative effect on retained earnings. Adoption resulted in the recognition of operating lease right-of-use assets of $7.1 million as of January 1, 2019, which included adjustments for accrued lease payments, above market lease liabilities and lease incentives, and liabilities of $14.5 million. Finance lease right-of-use assets and liabilities recognized as of January 1, 2019, included preexisting assets and liabilities of $3.8 million and $3.4 million, respectively, related to capital leases accounted for under prior guidance.
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
Basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of the Corporation’s unrestricted common stock outstanding. Diluted net income per share is computed by dividing net income available to common shareholders, as adjusted for potentially dilutive securities, by the weighted-average number of shares of unrestricted common stock outstanding plus other potentially dilutive securities. Dilutive securities include certain equity-based awards (see Note 12) and are included in the calculation, provided that the inclusion of such securities is not anti-dilutive.
The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income available to Extended Stay America, Inc. common shareholders - basic	$21,934	$14,852
Income attributable to noncontrolling interests assuming conversion	(4)	(17)
Net income available to Extended Stay America, Inc. common shareholders - diluted	$21,930	$14,835
Denominator:
Weighted-average number of Extended Stay America, Inc. common shares outstanding - basic	188,348	192,201
Dilutive securities	228	365
Weighted-average number of Extended Stay America, Inc. common shares outstanding - diluted	188,576	192,566
Net income per Extended Stay America, Inc. common share - basic	$0.12	$0.08
Net income per Extended Stay America, Inc. common share - diluted	$0.12	$0.08

4.	HOTEL DISPOSITIONS
No hotels were sold during the three months ended March 31, 2019. The table below summarizes hotel dispositions during the year ended December 31, 2018 (in thousands, except number of hotels and number of rooms). None of the 2018 dispositions were reported as discontinued operations.

Year	Brand	Location	Month Sold	Number of Hotels	Number of Rooms	Net Proceeds	Gain (Loss) on Sale		Franchised/Managed (1)
2018	Extended Stay America	Various	November	14	1,369	$34,855	$1,331	(2)	Yes
2018	Extended Stay America	Various	September	16	1,680	60,710	6,293	(2)	Yes
2018	Extended Stay America	Various	September	16	1,776	58,144	(3,014)	(2)	Yes
2018	Extended Stay America	Various	February	25	2,430	111,156	6,810	(2)	Yes
2018	Extended Stay America	Texas	March	1	101	44,090	31,058		Yes	(3)
________________________________

(1)	As of March 31, 2019.

(2)	Net of impairment charges of $16.8 million, $24.3 million, $6.3 million and $2.1 million, respectively, recognized prior to sale.

(3)	Remaining term of franchise or management agreement is less than one year.
During the three months ended March 31, 2018, disposed hotel properties contributed total room and other hotel revenues, total operating expenses and loss before income tax expense as follows (in thousands):

Three Months Ended March 31, 2018
Total room and other hotel revenues	$18,700
Total operating expenses (1)	53,613
Loss before income tax expense (1)	(34,913)
________________________________

(1)	Includes impairment charges of approximately $37.4 million for the three months ended March 31, 2018.

5.	PROPERTY AND EQUIPMENT
Net investment in property and equipment as of March 31, 2019 and December 31, 2018, consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Hotel properties:
Land and site improvements (1)	$1,215,898	$1,215,710
Building and improvements	2,738,715	2,729,661
Furniture, fixtures and equipment	700,133	674,545
Total hotel properties	4,654,746	4,619,916
Development in process (2)	36,483	27,174
Corporate furniture, fixtures, equipment and other	23,317	22,972
Undeveloped land parcel	1,675	1,675
Total cost	4,716,221	4,671,737
Less accumulated depreciation:
Hotel properties	(1,243,698)	(1,201,260)
Corporate furniture, fixtures, equipment and other	(17,137)	(16,845)
Total accumulated depreciation	(1,260,835)	(1,218,105)
Property and equipment - net	$3,455,386	$3,453,632
_________________________________

(1)	Includes finance lease asset of $3.2 million as of March 31, 2019 and December 31, 2018.

(2)	Includes finance lease asset of $0.8 million and $0.6 million as of March 31, 2019 and December 31, 2018, respectively.
As of March 31, 2019 and December 31, 2018, development in process consisted of 12 and 11 land parcels, respectively, which are in various phases of construction and/or development.
No impairment charges were recognized during the three months ended March 31, 2019. During the three months ended March 31, 2018, the Company recognized $43.6 million of impairment charges for 21 hotels, generally located in the Midwestern U.S., the majority of which were incurred in connection with evaluating the potential sale of certain non-core assets.
The Company used Level 3 unobservable inputs and, in certain instances Level 2 observable inputs, to determine the impairment on its property and equipment. Quantitative information with respect to observable inputs consists of non-binding bids or, in certain instances, binding agreements to sell a hotel or portfolio of hotels to one or more third parties. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of revenues, expenses and hotel-related cash flows based on assumed long-term growth rates, demand trends, expected future capital expenditures and estimated discount rates that range from 6% to 10% and terminal capitalization rates that range from 7% to 11%. These assumptions are based on the Company’s historical data and experience, the Company’s budgets, industry projections and overall micro and macro-economic projections.
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
Summary - The Company’s outstanding debt, net of unamortized debt discount and unamortized deferred financing costs, as of March 31, 2019 and December 31, 2018, consists of the following (dollars in thousands):

	Stated Amount(1)	Carrying Amount				Unamortized Deferred Financing Costs
Loan		March 31, 2019		December 31, 2018		March 31, 2019		December 31, 2018		Stated Interest Rate	Maturity Date
Term loan facility
ESH REIT Term Facility	$1,300,000	$1,129,649	(2)	$1,132,259	(2)	$9,981		$10,546		LIBOR(3) + 2.00%	8/30/2023	(1)
Senior notes
2025 Notes	1,300,000	1,292,000	(4)	1,291,671	(4)	17,172		17,877		5.25%	5/1/2025
Revolving credit facilities
ESH REIT Revolving Credit Facility	350,000	—		—		1,331	(5)	1,469	(5)	LIBOR(3) + 2.75%	8/30/2021
Corporation Revolving Credit Facility	50,000	—		—		264	(5)	292	(5)	LIBOR(3) + 3.00%	8/30/2021
Unsecured Intercompany Facility
Unsecured Intercompany Facility(6)	75,000	—		—		—		—		5.00%	8/30/2023
Total		$2,421,649		$2,423,930		$28,748		$30,184
_________________________________

(1)
Amortization is interest only, except for the ESH REIT Term Facility (as defined below), which amortizes in equal quarterly installments of $2.8 million. In addition to scheduled amortization, subject to certain exceptions, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required under the ESH REIT Term Facility. Annual mandatory prepayments for the year are due during the first quarter of the following year. No mandatory prepayments were required in the first quarter of 2019 based on ESH REIT’s Excess Cash Flow for the year ended December 31, 2018.

(2)	ESH REIT Term Facility is presented net of an unamortized debt discount of $4.1 million and $4.3 million as of March 31, 2019 and December 31, 2018, respectively.

(3)
As of March 31, 2019 and December 31, 2018, one-month LIBOR was 2.49% and 2.50%, respectively. As of March 31, 2019, $250.0 million of the ESH REIT Term Facility is subject to an interest rate swap at a fixed rate of 1.175%.

(4)	The 2025 Notes (as defined below) are presented net of an unamortized debt discount of $8.0 million and $8.3 million as of March 31, 2019 and December 31, 2018, respectively.

(5)	Unamortized deferred financing costs related to revolving credit facilities are included in other assets in the accompanying condensed consolidated balance sheets.

(6)	Any outstanding debt balances and interest expense, as applicable, owed from ESH REIT to the Corporation eliminate in consolidation.
ESH REIT Credit Facilities
In August 2016, ESH REIT entered into a credit agreement, as may be amended and supplemented from time to time, providing for senior secured credit facilities (collectively, the “ESH REIT Credit Facilities”) consisting of a $1,300.0 million senior secured term loan facility (the “ESH REIT Term Facility”) and a $350.0 million senior secured revolving credit facility (the “ESH REIT Revolving Credit Facility”). Under the ESH REIT Credit Facilities, ESH REIT may increase its borrowings by an amount of up to $600.0 million, plus additional amounts, in each case subject to certain conditions.
ESH REIT Term Facility—The ESH REIT Term Facility bears interest at a rate equal to (i) LIBOR plus 1.75% for any period during which ESH REIT maintains a public corporate family rating better than or equal to BB- (with a stable or better outlook) from S&P and Ba3 (with a stable or better outlook) from Moody’s (a “Level 1 Period”) or LIBOR plus 2.00% for any period other than a Level 1 Period; or (ii) a base rate, as defined, plus 0.75% during a Level 1 Period or 1.00% for any period other than a Level 1 Period. ESH REIT has the option to prepay outstanding loans under the ESH REIT Term Facility without penalty.
ESH REIT Revolving Credit Facility—The ESH REIT Revolving Credit Facility provides for the issuance of up to $50.0 million of letters of credit. Borrowings under the facility bear interest at a rate equal to (i) LIBOR plus a spread that ranges from 2.25% to 2.75% based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined, or (ii) a base rate, as defined, plus a spread that ranges from 1.25% to 1.75% based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined. In addition to paying interest on outstanding principal, ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance. ESH REIT is also required to pay customary letter of credit fees and agency fees. As of March 31, 2019, ESH REIT had no letters of credit outstanding under the facility and available borrowing capacity of $350.0 million.

ESH REIT 2025 Notes
In May 2015 and March 2016, ESH REIT issued $500.0 million and $800.0 million, respectively, of its 5.25% senior notes due in May 2025 (the “2025 Notes”) under an indenture (the “Indenture”) with Deutsche Bank Trust Company Americas, as trustee, in private placements pursuant to Rule 144A of the Securities Act of 1933, as amended. ESH REIT may redeem the 2025 Notes at any time on or after May 1, 2020, in whole or in part, at a redemption price equal to 102.625% of the principal amount, declining annually to 100% of the principal amount from May 1, 2023 and thereafter, plus accrued and unpaid interest. Prior to May 1, 2020, ESH REIT may redeem the 2025 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a “make-whole” premium, as defined, plus accrued and unpaid interest. Upon a Change of Control, as defined, holders of the 2025 Notes have the right to require ESH REIT to redeem the 2025 Notes at 101% of the principal amount, plus accrued and unpaid interest.
Corporation Revolving Credit Facility
In August 2016, the Corporation entered into a revolving credit facility agreement, as may be amended and supplemented from time to time (the “Corporation Revolving Credit Facility”), providing for the issuance of up to $50.0 million of letters of credit as well as borrowing on same day notice, referred to as swingline loans, in an amount of up to $20.0 million. Borrowings under the facility bear interest at a rate equal to (i) LIBOR plus 3.00% or (ii) a base rate, as defined, plus 2.00%. In addition to paying interest on outstanding principal, the Corporation incurs a fee of 0.35% or 0.175% on the unutilized revolver balance. The Corporation is also required to pay customary letter of credit fees and agency fees. As of March 31, 2019, the Corporation had one letter of credit outstanding under the facility of $0.2 million and available borrowing capacity of $49.8 million.
Unsecured Intercompany Facility
In August 2016, ESH REIT, as borrower, and the Corporation, as lender, entered into an unsecured intercompany credit facility (the “Unsecured Intercompany Facility”). As of March 31, 2019 and December 31, 2018, the amount outstanding under the facility was $0. Under the Unsecured Intercompany Facility, ESH REIT may borrow up to $300.0 million, plus additional amounts, in each case subject to certain conditions. Loans under the facility bear interest at an annual rate of 5.00%. ESH REIT has the option to prepay outstanding balances under the facility without penalty.
Covenants
The ESH REIT Credit Facilities, the 2025 Notes, the Corporation Revolving Credit Facility and the Unsecured Intercompany Facility contain a number of restrictive covenants that, among other things and subject to certain exceptions, limit the Corporation’s or ESH REIT’s ability and the ability of their respective subsidiaries to engage in certain transactions. In addition, the ESH REIT Revolving Credit Facility and the Corporation Revolving Credit Facility contain financial covenants that, subject to certain conditions, require compliance with certain senior loan-to-value and consolidated leverage ratios. The agreements governing the Corporation’s and ESH REIT’s indebtedness also contain certain customary events of default, including, but not limited to, cross-defaults to certain other indebtedness and, in the case of the ESH REIT Credit Facilities and the Unsecured Intercompany Facility, certain material operating leases and management agreements. As of March 31, 2019, the Corporation and ESH REIT were in compliance with all covenants under their respective debt agreements.

Interest Expense, net—The components of net interest expense during the three months ended March 31, 2019 and 2018, are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Contractual interest (1)	$28,717	$28,962
Amortization of deferred financing costs and debt discount	1,997	2,015
Debt extinguishment and other costs (2)	401	720
Interest Income	(1,511)	(57)
Total	$29,604	$31,640
______________________

(1)	Includes dividends on shares of mandatorily redeemable Corporation preferred stock.

(2)	Includes interest expense on finance leases (see Note 11) and unused facility fees.

Fair Value of Debt and Mandatorily Redeemable Preferred Stock—As of March 31, 2019 and December 31, 2018, the estimated fair value of the Company’s debt was $2.4 billion and $2.3 billion, respectively, and the estimated fair value of the Corporation’s 8.0% mandatorily redeemable preferred stock was $7.0 million. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available, to the stated interest rates and spreads on the Company’s debt and the Corporation’s 8.0% mandatorily redeemable preferred stock.

7.	DERIVATIVE INSTRUMENTS
In September 2016, ESH REIT entered into a floating-to-fixed interest rate swap, as amended and supplemented from time to time, at a fixed rate of 1.175% and a floating rate of one-month LIBOR to manage its exposure to interest rate risk on a portion of the ESH REIT Term Facility. The notional amount of the interest rate swap as of March 31, 2019 was $250.0 million. The notional amount decreases by an additional $50.0 million every six months until the swap’s maturity in September 2021.
For the three months ended March 31, 2019 and 2018, the Company received proceeds of $1.0 million and $0.4 million, respectively, that offset interest expense. As of March 31, 2019, $2.8 million is expected to be recognized through earnings over the following twelve months.
The table below presents the amounts and classification of the interest rate swap on the Company’s condensed consolidated financial statements (in thousands):

	Other assets	Accumulated other comprehensive income, net of tax		Interest (income) expense, net
As of March 31, 2019	$4,103	$3,496	(1)
As of December 31, 2018	$5,789	$4,934	(2)
For the three months ended March 31, 2019				$(975)
For the three months ended March 31, 2018				$(421)
_______________________________

(1)	Changes during the three months ended March 31, 2019, on a pre-tax basis, consisted of changes in fair value of $1.7 million.

(2)
Changes during the year ended December 31, 2018, on a pre-tax basis, consisted of changes in fair value of $(0.6) million and the cumulative effect adjustment of $(0.7) million recorded as a result of adopting ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, on January 1, 2018.

8.	REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table disaggregates room revenues generated from owned hotels by booking source for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Property direct	$73,543	$93,386
Central call center	65,537	68,464
Proprietary website	49,255	49,859
Third-party intermediaries	69,097	67,119	(1)
Travel agency global distribution systems	9,614	11,382	(1)
Total room revenues(2)	$267,046	$290,210
_________________________________

(1)
As a result of the correction of a classification error, $16.3 million of room revenues generated from opaque booking channels, which were previously reported as revenues generated from travel agency global distribution systems, have been reclassified and reported as revenues generated from third-party intermediaries. The Company concluded that the effect of the error is immaterial to previously issued financial statements but has made the correction for consistent presentation.

(2)	In addition to room revenues, the Company’s owned hotels earned $5.3 million of other hotel revenues during each of the three months ended March 31, 2019 and 2018.

The following table disaggregates room revenues generated from owned hotels by length of guest stay for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
1-6 nights	$101,424	$105,030
7-29 nights	55,100	60,764
30+ nights	110,522	124,416
Total room revenues (1)	$267,046	$290,210
_________________________________

(1)	In addition to room revenues, the Company’s owned hotels earned $5.3 million of other hotel revenues during each of the three months ended March 31, 2019 and 2018.

The following table disaggregates revenues from franchised and managed hotels for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Management fees	$293	$198
Franchise fees	932	217
Indirect reimbursements (system services fees)	1,185	208
Direct reimbursements	2,910	1,659
Total revenues from franchised and managed hotels	$5,320	$2,282
Outstanding Contract Liabilities
Contract liabilities relate to advance deposits and deferred revenue with respect to owned hotels and, with respect to third-party owned hotels, advance consideration received, such as initial franchise fees paid when a franchise agreement is executed and certain system implementation fees paid at the time of installation. Contract liabilities are included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets. The following table presents outstanding contract liabilities and the amount of outstanding January 1, 2019 contract liabilities that were recognized as revenue during the three months ended March 31, 2019 in the accompanying condensed consolidated statements of operations (in thousands):

	Outstanding Contract Liabilities	Outstanding Contract Liabilities as of January 1, 2019 Recognized as Revenue
As of March 31, 2019	$18,466
As of January 1, 2019	13,829
For the three months ended March 31, 2019		$8,397
Performance Obligations
As of March 31, 2019, $13.6 million of the outstanding contract liabilities related to owned hotels and $4.9 million related to third-party owned (i.e., franchised) hotels. The Company does not estimate revenues expected to be recognized related to unsatisfied performance obligations for royalty fees, system service fees or management fees, as they are considered either sales-based fees or allocated to wholly unsatisfied performance obligations in a series.

Performance obligations related to owned hotels are expected to be satisfied within less than one year. Performance obligations related to third-party owned (i.e., franchised) hotels are expected to be satisfied over the term of the respective franchise agreements, which are typically 20 years.

9.	SEGMENTS
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

•
Franchise and management—Earnings are derived from revenues (i.e., fees) under various franchise and management agreements with third parties. These contracts provide the Company the ability to earn compensation for licensing the Extended Stay America brand name, providing access to shared system-wide platforms and/or management services.

The performance of the Company’s operating segments is evaluated primarily on income from operations. Selected financial data is provided below (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenues:
Owned hotels	$272,349	$295,485
Franchise and management (1)	2,042	1,301
Total segment revenues	274,391	296,786
Corporate and other (2)	19,514	21,330
Other revenues from franchised and managed properties (3)	4,095	1,867
Intersegment eliminations (4)	(20,331)	(22,216)
Total	277,669	297,767

Income (loss) from operations:
Owned hotels (5)	$69,695	$74,462
Franchise and management (1)	2,042	1,301
Total segment income from operations	71,737	75,763
Corporate and other (2)	(7,232)	(6,982)
Other expenses from franchised and managed properties, net (3)	(552)	(52)
Total	$63,953	$68,729
_________________________________

(1)
Includes intellectual property fees charged to the owned hotels segment of $0.8 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively, that are eliminated in the condensed consolidated statements of operations.

(2)
Includes revenues generated and operating expenses incurred in connection with the overall support of owned, franchised and managed hotels and related operations. These amounts include management fees earned by and cost reimbursements charged to the owned hotels segment of $19.5 million and $21.3 million for the three months ended March 31, 2019 and 2018, respectively, that are eliminated in the condensed consolidated statements of operations.

(3)
Includes direct reimbursement of specific costs incurred under franchise and management agreements that the Company is reimbursed for on a dollar-for-dollar basis as well as indirect reimbursement of certain costs incurred associated with the Company’s shared platform (i.e., system services) (see Note 2).

(4)	Includes management fees, intellectual property fees and other cost reimbursements charged to the owned hotels segment that are eliminated in the condensed consolidated statements of operations.

(5)
Net of impairment charges of $0 and $43.6 million for the three months ended March 31, 2019 and 2018, respectively. Also includes gain on sale of hotel properties of $0 and $38.1 million for the three months ended March 31, 2019 and 2018, respectively.

Total assets for each of the Company’s operating segments are provided below (in thousands):

	March 31, 2019	December 31, 2018
Assets:
Owned hotels	$3,635,529	$3,643,603
Franchise and management	1,871	14,634
Total segment assets	3,637,400	3,658,237
Corporate and other	324,843	308,181
Intersegment eliminations	(39,357)	(42,208)
Total	$3,922,886	$3,924,210
Total capital expenditures for each of the Company's operating segments are provided below (in thousands):

	Three Months Ended March 31,
	2019	2018
Capital Expenditures:
Owned hotels	$54,762	$33,456
Total segment capital expenditures	54,762	33,456
Corporate and other	526	116
Total	$55,288	$33,572

10.	INCOME TAXES
The Corporation’s taxable income includes the taxable income of its wholly-owned subsidiaries and distribution income related to its ownership of 57% of ESH REIT.
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
The Company recorded a provision for federal, state and foreign income taxes of $6.1 million for the three months ended March 31, 2019, an effective tax rate of 17.7%, as compared with a provision of $5.8 million for the three months ended March 31, 2018, an effective rate of 15.7%. The Company’s effective rate differs from the federal statutory rate of 21% primarily due to ESH REIT’s status as a REIT under the provisions of the Code.
The Company’s income tax returns for the years 2015 to present are subject to examination by the Internal Revenue Service (“IRS”) and other tax returns for the years 2014 to present are subject to examination by other taxing authorities. As of March 31, 2019, Extended Stay America, Inc. was under examination by the IRS for the tax year ending December 31, 2016. As of March 31, 2019, a subsidiary of ESH REIT was under examination by the Canadian Revenue Agency for tax years 2014 through 2017. As these audits are still in process, the timing of the resolution and any payments that may be required cannot be determined at this time. The Company believes that, to the extent a liability may exist, it is appropriately reserved as of March 31, 2019.

11.	COMMITMENTS AND CONTINGENCIES
Lease Commitments—The Company is a tenant under long-term ground leases at five of its hotel properties, including one hotel site for which development is in process. Three of these leases are operating leases and two are finance leases. The ground lease agreements terminate at various dates between 2023 and 2096 and several of the agreements include multiple renewal options for generally five or ten year periods. The Company is also a tenant under an operating lease for its corporate office, which terminates in August 2021 and includes renewal options for two five-year terms. As the Company is reasonably certain that it will exercise the options to extend its ground leases, fixed payments associated with the extensions are included in the measurement of related right-of-use assets and lease liabilities. Payments associated with the option to extend the corporate office lease are not included in the measurement of the right-of-use asset and lease liability, as the associated payments cannot be reasonably estimated.
Operating lease costs related to ground leases are included in hotel operating expenses, while operating lease costs related to the Company’s office lease are included in general and administrative expenses, in the condensed consolidated statements of operations. Finance lease interest costs are included in interest expense, net in the condensed consolidated statements of operations (see Note 6) or, when pertaining to assets under development, are capitalized and included in property and equipment, net on the condensed consolidated balance sheets (see Note 5). As the Company’s finance lease right-of-use assets pertain to land and land under development, and as the Company elected the practical expedient to retain prior lease classification upon adoption of ASC 842, Leases, no amortization costs related to finance leases were incurred during the three months ended March 31, 2019. The Company has no variable lease costs or short-term leases.
For the three months ended March 31, 2019, the components of the Company’s total lease costs are as follows (in thousands):

Three Months Ended
March 31, 2019
Operating lease costs	$768
Finance lease costs - interest	61
Total lease costs	829
The Company’s right-of-use assets and lease liabilities are as follows (in thousands):

	March 31, 2019	December 31, 2018(4)
Right-of-use assets:
Operating(1)	$6,540	$—
Finance(2)	3,979	3,843

Lease liabilities:
Operating(3)	14,046	—
Finance	3,469	3,360
_________________________________

(1)	Included in other assets on the accompanying condensed consolidated balance sheets.

(2)	Included in property and equipment, net on the accompanying condensed consolidated balance sheets.

(3)	Included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.

(4)	Finance lease right-of-use assets and liabilities as of December 31, 2018, were previously classified as capital lease assets and liabilities under ASC 840, Leases.

Maturities of lease liabilities as of March 31, 2019, are as follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
Remainder of 2019	$2,089	$271
2020	2,899	386
2021	2,220	395
2022	806	397
2023	545	400
2024	503	402
Thereafter	77,594	3,100
Total	$86,656	$5,351

Total discounted lease liability	$14,046	$3,469
Difference between undiscounted cash flows and discounted cash flows	$72,610	$1,882

Weighted-average remaining lease term	39 years	13 years
Weighted-average discount rate	6.3%	7.0%
Future minimum lease payments as of December 31, 2018, disclosed in accordance with ASC 840, Leases, were as follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
2019	$2,779	$351
2020	2,899	375
2021	2,220	384
2022	806	386
2023	545	387
Thereafter	78,097	3,340
Total	$87,346	$5,223
The Company’s leases do not contain residual value guarantees and do not contain restrictions with respect to incurring additional financial obligations or dividends. As of March 31, 2019, the Company does not have any leases that have not yet commenced.

Letter of Credit—As of March 31, 2019, the Company had one outstanding letter of credit, issued by the Corporation, for $0.2 million, which is collateralized by the Corporation Revolving Credit Facility.
Legal Contingencies—As of March 31, 2019, six purported class action lawsuits in California have been filed against the Company.  The complaints allege, among other things, failure to provide meal and rest periods, wage and hour violations and violations of the Fair Credit Reporting Act.  The complaints seek, among other relief, collective and class certification of the lawsuits, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. The Company believes it has meritorious defenses and is prepared to vigorously defend the lawsuits. While we believe it is reasonably possible that we may incur losses associated with the above described lawsuits, it is not possible to estimate the amount of loss or range of loss, if any, that might result from adverse judgments, settlements or other resolution of these lawsuits based on the early stage of these lawsuits, the uncertainty as to the certification of a class or classes and the size of any certified class, if applicable, and the lack of resolution of significant factual and legal issues. However, depending on the amount and timing, an unfavorable resolution of some or all of these lawsuits could have a material adverse effect on the Company’s condensed consolidated financial statements, results of operations or liquidity in a future period.
The Company is not a party to any additional litigation or claims, other than routine matters arising in the ordinary course of business that are incidental to the operation of the business of the Company. The Company believes that the results of all additional litigation and claims, individually or in the aggregate, will not have a material adverse effect on its business or condensed consolidated financial statements.

12.	EQUITY-BASED COMPENSATION
The Corporation and ESH REIT each maintain a long-term incentive plan (“LTIP”), as amended and restated in 2015, approved by their shareholders. Under the LTIPs, the Corporation and ESH REIT may issue to eligible employees or directors restricted stock units (“RSUs”) or other equity-based awards, in respect of Paired Shares, with service, performance or market vesting conditions. The aggregate number of Paired Shares that may be the subject of awards under the LTIPs shall not exceed 8.0 million, of which no more than 4.0 million may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIP has a share reserve of an equivalent number of shares of Corporation common stock and ESH REIT Class B common stock. As of March 31, 2019, 4.5 million Paired Shares were available for future issuance under the LTIPs.
Equity-based compensation expense is recognized by amortizing the grant-date fair value on a straight-line basis over the requisite service period of each award. A portion of the grant-date fair value of all equity-based awards is allocated to a share of Corporation common stock and a portion is allocated to a share of ESH REIT Class B common stock. Equity-based compensation expense was $2.1 million and $2.4 million for the three months ended March 31, 2019 and 2018, respectively, and is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of March 31, 2019, unrecognized compensation expense related to outstanding equity-based awards and the related weighted-average period over which it is expected to be recognized subsequent to March 31, 2019, is presented in the following table. Total unrecognized compensation expense will be adjusted for actual forfeitures.

	Unrecognized Compensation Expense Related to Outstanding Awards (in thousands)	Remaining Weighted-Average Amortization Period (in years)
RSUs with service vesting conditions	$9,637	1.8
RSUs with performance vesting conditions	345	0.8
RSUs with market vesting conditions	5,833	2.3
Total unrecognized compensation expense	$15,815
RSU activity during the three months ended March 31, 2019, was as follows:

			Performance-Based Awards
	Service-Based Awards		Performance Vesting		Market Vesting
	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value(1)
Outstanding at January 1, 2019	523	$18.42	32	$19.52	297	$16.79
Granted	316	$17.20	24	$17.20	247	$15.35
Settled	(177)	$17.81	(32)	$19.52	(50)	$12.03
Outstanding at March 31, 2019	662	$18.00	24	$17.20	494	$16.55

Vested at March 31, 2019	1	$17.56	—	$—	—	$—
Nonvested at March 31, 2019	661	$18.00	24	$17.20	494	$16.55
_________________________________

(1)	An independent third-party valuation was performed contemporaneously with the issuance of grants.
The grant-date fair value of awards with service vesting conditions is based on the closing price of a Paired Share on the date of grant. Service-based awards vest over a period of two to four years, subject to the grantee’s continued employment or service. The grant-date fair value of awards with performance vesting conditions is based on the closing price of a Paired Share on the date of grant. Equity-based compensation expense with respect to these awards is adjusted over the vesting period to reflect the probability of achievement of performance targets defined in the award agreements. These awards vest over a one-year period, subject to the grantee’s continued employment, with the ability to earn Paired Shares in a range of 0% to 200% of the awarded number of RSUs based on the achievement of defined performance targets. The grant-date fair value of awards with market vesting conditions is based on an independent third-party valuation. These awards vest at the end of a three-year period, subject to the grantee’s continued employment, with the ability to earn Paired Shares in a range of 0% to 150% of the awarded number of RSUs based on the total shareholder return of a Paired Share relative to the total shareholder return of other publicly traded companies identified in the award agreements. During the three months ended March 31, 2019, the grant-date fair value of awards with market vesting conditions was calculated using a Monte Carlo simulation model with the following key assumptions:

Expected holding period	2.90 years
Risk-free rate of return	2.46%
Expected dividend yield	5.12%

13.	SUBSEQUENT EVENTS
On May 1, 2019, the Board of Directors of the Corporation declared a cash distribution of $0.09 per share for the first quarter of 2019 on its common stock. The distribution is payable on May 30, 2019 to shareholders of record as of May 16, 2019. Also on May 1, 2019, the Board of Directors of ESH REIT declared a cash distribution of $0.14 per share for the first quarter of 2019 on its Class A and Class B common stock. This distribution is also payable on May 30, 2019 to shareholders of record as of May 16, 2019.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2019 AND DECEMBER 31, 2018
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $1,258,072 and $1,215,899	$3,468,480	$3,467,645
CASH AND CASH EQUIVALENTS	159,444	178,538
RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC. (Note 9)	10,062	4,098
DEFERRED RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC. (Note 9)	13,781	8,637
INTANGIBLE ASSETS - Net of accumulated amortization of $97 and $36	3,042	2,760
GOODWILL	44,012	44,012
OTHER ASSETS	24,026	22,692
TOTAL ASSETS	$3,722,847	$3,728,382
LIABILITIES AND EQUITY
LIABILITIES:
Term loan facilities payable - Net of unamortized deferred financing costs and debt discount of $14,082 and $14,879	$1,119,668	$1,121,713
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $25,172 and $26,206	1,274,828	1,273,794
Finance lease liabilities	3,469	3,360
Unearned rental revenues from Extended Stay America, Inc. (Note 9)	70,363	37,506
Due to Extended Stay America, Inc., net (Note 9)	9,170	12,177
Accounts payable and accrued liabilities	82,123	64,658
Deferred tax liabilities	21	20
Total liabilities	2,559,642	2,513,228
COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY:
Common stock - Class A: $0.01 par value, 4,300,000,000 shares authorized, 250,493,583 shares issued and outstanding; Class B: $0.01 par value, 7,800,000,000 shares authorized, 188,403,532 and 188,219,605 shares issued and outstanding	4,389	4,387
Additional paid in capital	1,091,456	1,090,809
Preferred stock - no par value, $1,000 liquidation value, 125 shares authorized, issued and outstanding	73	73
Retained earnings	63,185	114,096
Accumulated other comprehensive income	4,102	5,789
Total equity	1,163,205	1,215,154
TOTAL LIABILITIES AND EQUITY	$3,722,847	$3,728,382
See accompanying notes to condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
REVENUES - Rental revenues from Extended Stay America, Inc. (Note 9)	$118,005	$113,331
OPERATING EXPENSES:
Hotel operating expenses	21,308	22,081
General and administrative expenses (Note 9)	3,981	4,095
Depreciation and amortization	47,867	53,280
Total operating expenses	73,156	79,456
GAIN ON SALE OF HOTEL PROPERTIES (Note 4)	—	35,410
OTHER INCOME	15	28
INCOME FROM OPERATIONS	44,864	69,313
OTHER NON-OPERATING (INCOME) EXPENSE	(139)	202
INTEREST EXPENSE, NET	29,934	31,495
INCOME BEFORE INCOME TAX EXPENSE	15,069	37,616
INCOME TAX EXPENSE	3	35
NET INCOME	$15,066	$37,581
NET INCOME PER ESH HOSPITALITY, INC. COMMON SHARE:
Class A - basic	$0.03	$0.08
Class A - diluted	$0.03	$0.08
Class B - basic	$0.03	$0.08
Class B - diluted	$0.03	$0.08
WEIGHTED-AVERAGE ESH HOSPITALITY, INC. COMMON SHARES OUTSTANDING:
Class A - basic	250,494	250,494
Class A - diluted	250,494	250,494
Class B - basic	188,348	192,201
Class B - diluted	188,576	192,566
See accompanying notes to condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
NET INCOME	$15,066	$37,581
OTHER COMPREHENSIVE INCOME, NET OF TAX:
INTEREST RATE CASH FLOW HEDGE (LOSS) GAIN, NET OF TAX OF $1 and $(12)	(1,687)	1,884

COMPREHENSIVE INCOME	$13,379	$39,465
See accompanying notes to condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(In thousands, except preferred stock shares and per share data)
(Unaudited)

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - January 1, 2018	250,494	192,100	$4,426	125	$73	$1,088,793	$191,964	$7,038	$1,292,294
Net income	—	—	—	—	—	—	37,581	—	37,581
Cumulative effect adjustment of ASU 2017-12	—	—	—	—	—	—	664	(664)	—
Interest rate cash flow hedge gain, net of tax	—	—	—	—	—	—	—	1,884	1,884
Repurchase of Class B common stock	—	(1,790)	(18)	—	—	—	(12,783)	—	(12,801)
Common distributions - $0.15 per Class A and Class B common share	—	—	—	—	—	—	(66,342)	—	(66,342)
Preferred distributions	—	—	—	—	—	—	(4)	—	(4)
Equity-based compensation	—	322	3	—	—	749	—	—	752
BALANCE - March 31, 2018	250,494	190,632	$4,411	125	$73	$1,089,542	$151,080	$8,258	$1,253,364

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - January 1, 2019	250,494	188,219	$4,387	125	$73	$1,090,809	$114,096	$5,789	$1,215,154
Net income	—	—	—	—	—	—	15,066	—	15,066
Interest rate cash flow hedge loss, net of tax	—	—	—	—	—	—	—	(1,687)	(1,687)
Common distributions - $0.15 per Class A and Class B common share	—	—	—	—	—	—	(65,973)	—	(65,973)
Preferred distributions	—	—	—	—	—	—	(4)	—	(4)
Equity-based compensation	—	184	2	—	—	647	—	—	649
BALANCE - March 31, 2019	250,494	188,403	$4,389	125	$73	$1,091,456	$63,185	$4,102	$1,163,205
See accompanying notes to condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net income	$15,066	$37,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,867	53,280
Foreign currency transaction (gain) loss	(139)	202
Amortization and write-off of deferred financing costs and debt discount	1,969	2,598
Amortization and write-off of above-market ground leases	—	(34)
Loss on disposal of property and equipment	1,376	1,492
Gain on sale of hotel properties	—	(35,410)
Equity-based compensation	155	145
Deferred income tax expense	—	5
Changes in assets and liabilities:
Deferred rents receivable from Extended Stay America, Inc.	(5,144)	7,232
Due to Extended Stay America, Inc., net	(3,008)	(829)
Other assets	(3,595)	(1,165)
Unearned rental revenues/rents receivable from Extended Stay America, Inc., net	26,893	19,543
Accounts payable and accrued liabilities	20,926	16,874
Net cash provided by operating activities	102,366	101,514
INVESTING ACTIVITIES:
Purchases of property and equipment	(43,739)	(26,430)
Development in process payments	(7,982)	(4,175)
Payments for intangible assets	(2,100)	—
Proceeds from sale of hotel properties	—	155,244
Proceeds from insurance and related recoveries	156	904
Net cash (used in) provided by investing activities	(53,665)	125,543
FINANCING ACTIVITIES:
Principal payments on term loan facilities	(2,842)	(63,060)
Principal payments on finance leases	(29)	—
Repurchase of Class B common stock	—	(12,801)
Issuance of Class B common stock related to issuance of Paired Shares	1,213	2,316
Common distributions	(66,137)	(66,871)
Net cash used in financing activities	(67,795)	(140,416)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19,094)	86,641
CASH AND CASH EQUIVALENTS - Beginning of period	178,538	54,915
CASH AND CASH EQUIVALENTS - End of period	$159,444	$141,556
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties	$11,841	$12,044
Cash payments for income taxes, net of refunds of $0 and $6	$4	$155
Operating cash payments for finance leases	$61	$—
Operating cash payments for operating leases	$177	$—
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in due to/from Extended Stay America, Inc. and accounts payable and accrued liabilities	$24,034	$12,096
Additions to finance lease right-of-use assets and liabilities	$109	$—
Common stock distributions included in accounts payable and accrued liabilities	$629	$465
Net payable related to unsettled RSUs not yet settled or issued included in due to/from Extended Stay America, Inc.	$(340)	$(293)
See accompanying notes to condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2019 AND DECEMBER 31, 2018 AND FOR THE THREE MONTHS ENDED
MARCH 31, 2019 AND 2018
(Unaudited)

1.	BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION
ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. Extended Stay America, Inc. (the “Corporation”), the parent of ESH REIT, was incorporated in the state of Delaware on July 8, 2013. The Corporation owns, and is expected to continue to own, all of the issued and outstanding Class A common stock of ESH REIT, which, as of March 31, 2019, represents 57% of the outstanding common stock of ESH REIT.
A “Paired Share” consists of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. Each outstanding share of ESH REIT Class B common stock is attached to and trades with one share of Corporation common stock.
As of March 31, 2019 and December 31, 2018, ESH REIT and its subsidiaries owned and leased 554 hotel properties in 40 U.S. states, consisting of approximately 61,500 rooms. All hotels are leased to wholly-owned subsidiaries of the Corporation (the “Operating Lessees”).
Paired Share Repurchase Program—In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program. As a result of several increases in authorized amounts and program extensions, the combined Paired Share repurchase program currently authorizes the Corporation and ESH REIT to purchase up to $400 million in Paired Shares through December 31, 2019. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of March 31, 2019, ESH REIT had repurchased and retired 17.3 million ESH REIT Class B common shares for $107.5 million, and $112.5 million remained available under the combined Paired Share repurchase program.
Basis of Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”), and include the financial position, results of operations, comprehensive income, changes in equity and cash flows of ESH REIT and its consolidated subsidiaries. Changes in ownership interests in a consolidated subsidiary that do not result in a loss of control are accounted for as equity transactions. All intercompany accounts and transactions have been eliminated. With respect to the condensed consolidated balance sheets, certain prior period amounts have been reclassified for comparability to current period presentation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Presentation—Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP have been condensed or omitted in the accompanying condensed consolidated financial statements. ESH REIT believes the disclosures made are adequate to prevent the information presented from being misleading. However, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2018 included in the combined annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2019.
The accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly ESH REIT’s financial position as of March 31, 2019, the results of ESH REIT’s operations, comprehensive income, changes in equity and cash flows for the three months ended March 31, 2019 and 2018. Interim results are not necessarily indicative of full year performance because of acquisitions, dispositions and the impact of accounting for variable rental payments under lease arrangements.
Use of Estimates—The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses during the reporting period. Management used significant estimates to determine the estimated useful lives of tangible assets as well as in the assessment of tangible and intangible assets for impairment (see Note 5) and the grant-date fair value of certain equity-based awards. Actual results could differ from those estimates.
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
Management assesses the performance of long-lived assets for potential impairment quarterly, as well as when events or changes in circumstances indicate the carrying amount of an asset, or group of assets, may not be recoverable. Recoverability of property and equipment is measured by a comparison of the carrying amount of a hotel property or group of hotel properties (when they are grouped under ESH REIT’s leases), to the estimated future undiscounted cash flows expected to be generated by each hotel property or group of hotel properties. Impairment is recognized when estimated future undiscounted cash flows, including expected proceeds from disposition, are less than the carrying value. To the extent that a hotel property or group of hotel properties is impaired, their excess carrying amount over their estimated fair value is recognized as an impairment charge and reduces income from operations. Fair value is determined based upon the discounted cash flows of a hotel property or group of hotel properties, bids, quoted market prices or independent appraisals, as considered necessary. The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, then an impairment charge to reduce the carrying value of a group of hotel properties could occur in a future period in which conditions change (see Note 5).
Revenue Recognition—ESH REIT’s sole source of revenues is rental revenue derived from operating leases with subsidiaries of the Corporation (i.e., all revenues are generated from agreements with related parties (see Note 9). Rental revenues are recorded on a straight-line basis as they are earned during the lease terms. Rents receivable from Extended Stay America, Inc. on the accompanying condensed consolidated balance sheets represent monthly rental amounts contractually due. Deferred rents receivable from Extended Stay America, Inc. on the accompanying condensed consolidated balance sheets represent the cumulative difference between straight-line rental revenues recognized and rental revenues contractually due. Lease rental payments received prior to rendering services are included in unearned rental revenues from Extended Stay America, Inc. on the accompanying condensed consolidated balance sheets. Variable rental revenues, specifically percentage rental revenues related to hotel revenues of the Operating Lessees, are recognized when such amounts are fixed and determinable (i.e., only when percentage rental revenue thresholds have been achieved).
Recently Issued Accounting Standards
Fair Value Measurement—In August 2018, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which modifies the disclosure requirements for fair value measurements in Topic 820, Fair Value Measurement. This update will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, and may be early adopted. ESH REIT does not expect the adoption of this update to have a material effect on its condensed consolidated financial statements.
Intangibles-Goodwill and Other—Internal-Use Software—In August 2018, the FASB issued an accounting standards update which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. This update will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, and may be early adopted. ESH REIT expects to apply this update prospectively and does not expect adoption to have a material effect on its condensed consolidated financial statements.
Compensation—Stock Compensation—In June 2018, the FASB issued an accounting standards update which expands the scope of Topic 718, Stock Compensation to include share-based payments granted to non-employees in exchange for goods or services. The new guidance simplifies the accounting for share-based payments granted to non-employees for goods or services by aligning it with the accounting for share-based payments granted to employees, with certain exceptions. Under the new guidance, non-employee share-based payment awards included within the scope of Topic 718 will be measured at the grant-date fair value of the equity instruments. In addition, classification of non-employee share-based payment awards will be subject to the requirements of Topic 718 unless modified after the good has been delivered and/or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. This approach will eliminate the requirement to reassess classification of such awards upon vesting. ESH REIT adopted this update on January 1, 2019, using a retrospective method. The adoption of this update did not have a material effect on ESH REIT’s condensed consolidated financial statements.
Goodwill—In January 2017, the FASB issued an accounting standards update in which the guidance on testing for goodwill was updated to eliminate Step 2 in the determination on whether goodwill should be considered impaired. Annual and/or interim assessments are still required. This update will be effective for fiscal years and interim periods within fiscal years beginning after December 15, 2019, and may be adopted early. ESH REIT expects to apply this amendment prospectively and does not expect adoption to have a material effect on its condensed consolidated financial statements.
Leases—ASC 842, Leases, introduced a lessee model that requires a right-of-use asset and lease obligation to be presented on the balance sheet for all leases, whether operating or financing. ESH REIT adopted ASC 842 on January 1, 2019, using the modified retrospective approach with the Comparatives Under 840 Option, whereby ESH REIT applied the standard at the beginning of the period of adoption and has presented financial information for periods prior to January 1, 2019 in accordance with prior guidance. Upon adoption, ESH REIT elected practical expedients related to (i) the identification and classification of leases that commenced before the effective date, (ii) initial direct costs for leases that commenced before the effective date, (iii) the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset, (iv) land easements, and (v) the evaluation of lease and non-lease components of a contract.
Implementation had no cumulative effect on retained earnings. Adoption resulted in the recognition of operating lease right-of-use assets of $2.8 million as of January 1, 2019, which included adjustments for accrued lease payments, above market lease liabilities and lease incentives, and liabilities of $9.3 million. Finance lease right-of-use assets and liabilities recognized as of January 1, 2019, included preexisting assets and liabilities of $3.8 million and $3.4 million, respectively, related to capital leases accounted for under prior guidance.
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
Under ASC 842, lessor accounting for leases did not substantially change from previous guidance; however, the standard introduced certain modifications to conform lessor accounting with the lessee model, further defined certain lease and non-lease components and changed the definition of initial direct costs of leases. The adoption of ASC 842 did not have a material effect on ESH REIT’s revenue recognition or related disclosures.

3.	NET INCOME PER SHARE
Basic net income per share is computed by dividing net income available to Class A and Class B common shareholders by the weighted-average number of shares of unrestricted Class A and Class B common stock outstanding, respectively. Diluted net income per share is computed by dividing net income available to Class A and Class B common shareholders, as adjusted for potentially dilutive securities, by the weighted-average number of shares of unrestricted Class A and Class B common stock outstanding, respectively, plus other potentially dilutive securities. Dilutive securities include certain equity-based awards and are included in the calculation, provided that the inclusion of such securities is not anti-dilutive.
The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$15,066	$37,581
Less preferred dividends	(4)	(4)
Net income available to ESH Hospitality, Inc. common shareholders	$15,062	$37,577
Class A:
Net income available to ESH Hospitality, Inc. Class A common shareholders - basic	$8,598	$21,262
Amounts attributable to ESH Hospitality, Inc. Class B shareholders assuming conversion	(4)	(17)
Net income available to ESH Hospitality, Inc. Class A common shareholders - diluted	$8,594	$21,245
Class B:
Net income available to ESH Hospitality, Inc. Class B common shareholders - basic	$6,464	$16,315
Amounts attributable to ESH Hospitality, Inc. Class B shareholders assuming conversion	4	17
Net income available to ESH Hospitality, Inc. Class B common shareholders - diluted	$6,468	$16,332
Denominator:
Class A:
Weighted-average number of ESH Hospitality, Inc. Class A common shares outstanding - basic and diluted	250,494	250,494
Class B:
Weighted-average number of ESH Hospitality, Inc. Class B common shares outstanding - basic	188,348	192,201
Dilutive securities	228	365
Weighted-average number of ESH Hospitality, Inc. Class B common shares outstanding - diluted	188,576	192,566
Net income per ESH Hospitality, Inc. common share - Class A - basic	$0.03	$0.08
Net income per ESH Hospitality, Inc. common share - Class A - diluted	$0.03	$0.08
Net income per ESH Hospitality, Inc. common share - Class B - basic	$0.03	$0.08
Net income per ESH Hospitality, Inc. common share - Class B - diluted	$0.03	$0.08

4.	HOTEL DISPOSITIONS
No hotels were sold during the three months ended March 31, 2019. The table below summarizes hotel dispositions during the year ended December 31, 2018 (in thousands, except number of hotels and number of rooms). None of the 2018 dispositions were reported as discontinued operations.

Year	Brand	Location	Month Sold	Number of Hotels	Number of Rooms	Net Proceeds	(Loss) Gain On Sale
2018	Extended Stay America	Various	November	14	1,369	$34,855	$(14,930)
2018	Extended Stay America	Various	September	16	1,680	60,710	(17,025)
2018	Extended Stay America	Various	September	16	1,776	58,144	(8,934)
2018	Extended Stay America	Various	February	25	2,430	111,156	4,269
2018	Extended Stay America	Texas	March	1	101	44,090	30,992
During the three months ended March 31, 2018, disposed hotel properties contributed rental revenues, total operating expenses and income before income tax expense as follows (in thousands):

Three Months Ended March 31, 2018
Rental revenues from Extended Stay America, Inc.	$8,104
Total operating expenses	6,234
Income before income tax expense	1,870

5.	PROPERTY AND EQUIPMENT
Net investment in property and equipment as of March 31, 2019 and December 31, 2018, consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Hotel properties:
Land and site improvements (1)	$1,218,265	$1,218,077
Building and improvements	2,765,727	2,756,674
Furniture, fixtures and equipment	704,402	679,944
Total hotel properties	4,688,394	4,654,695
Development in process (2)	36,483	27,174
Undeveloped land parcel	1,675	1,675
Total cost	4,726,552	4,683,544
Less accumulated depreciation	(1,258,072)	(1,215,899)
Property and equipment - net	$3,468,480	$3,467,645
_________________________________

(1)	Includes finance lease asset of $3.2 million as of March 31, 2019 and December 31, 2018.

(2)	Includes finance lease asset of $0.8 million and $0.6 million as of March 31, 2019 and December 31, 2018, respectively.
As of March 31, 2019 and December 31, 2018, development in process consisted of 12 and 11 land parcels, respectively, which are in various phases of construction and/or development.
ESH REIT used Level 3 unobservable inputs and, in certain instances Level 2 observable inputs, to determine the impairment on its property and equipment. Quantitative information with respect to observable inputs consists of non-binding bids or, in certain instances, binding agreements to sell a hotel or portfolio of hotels to one or more third parties. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of revenues, expenses and hotel-related cash flows based on assumed long-term growth rates, demand trends, expected future capital expenditures and estimated discount rates. These assumptions are based on ESH REIT’s historical data and experience, budgets, industry projections and overall micro and macro-economic projections.

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
Summary—ESH REIT’s outstanding debt, net of unamortized debt discount and unamortized deferred financing costs, as of March 31, 2019 and December 31, 2018, consists of the following (dollars in thousands):

	Stated Amount(1)	Carrying Amount				Unamortized Deferred Financing Costs
Loan		March 31, 2019		December 31, 2018		March 31, 2019		December 31, 2018		Stated Interest Rate	Maturity Date
Term loan facility
ESH REIT Term Facility	$1,300,000	$1,129,649	(2)	$1,132,259	(2)	$9,981		$10,546		LIBOR(3) + 2.00%	8/30/2023	(1)
Senior notes
2025 Notes	1,300,000	1,292,000	(4)	1,291,671	(4)	17,172		17,877		5.25%	5/1/2025
Revolving credit facility
ESH REIT Revolving Credit Facility	350,000	—		—		1,331	(5)	1,469	(5)	LIBOR(3) + 2.75%	8/30/2021
Unsecured Intercompany Facility
Unsecured Intercompany Facility	75,000	—		—		—		—		5.00%	8/30/2023
Total		$2,421,649		$2,423,930		$28,484		$29,892
_________________________________

(1)
Amortization is interest only, except for the ESH REIT Term Facility (as defined below), which amortizes in equal quarterly installments of $2.8 million. In addition to scheduled amortization, subject to certain exceptions, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required under the ESH REIT Term Facility. Annual mandatory prepayments for the year are due during the first quarter of the following year. No mandatory prepayments were required in the first quarter of 2019 based on ESH REIT’s Excess Cash Flow for the year ended December 31, 2018.

(2)	ESH REIT Term Facility is presented net of an unamortized debt discount of $4.1 million and $4.3 million as of March 31, 2019 and December 31, 2018, respectively.

(3)
As of March 31, 2019 and December 31, 2018, one-month LIBOR was 2.49% and 2.50%, respectively. As of March 31, 2019, $250.0 million of the ESH REIT Term Facility is subject to an interest rate swap at a fixed rate of 1.175%.

(4)	The 2025 Notes (as defined below) are presented net of an unamortized debt discount of $8.0 million and $8.3 million as of March 31, 2019 and December 31, 2018, respectively.

(5)	Unamortized deferred financing costs related to the revolving credit facility are included in other assets in the accompanying condensed consolidated balance sheets.
ESH REIT Credit Facilities
In August 2016, ESH REIT entered into a credit agreement, as may be amended and supplemented from time to time, providing for senior secured credit facilities (collectively, the “ESH REIT Credit Facilities”) consisting of a $1,300.0 million senior secured term loan facility (the “ESH REIT Term Facility”) and a $350.0 million senior secured revolving credit facility (the “ESH REIT Revolving Credit Facility”). Under the ESH REIT Credit Facilities, ESH REIT may increase its borrowings by an amount of up to $600.0 million, plus additional amounts, in each case subject to certain conditions.
ESH REIT Term Facility—The ESH REIT Term Facility bears interest at a rate equal to (i) LIBOR plus 1.75% for any period during which ESH REIT maintains a public corporate family rating better than or equal to BB- (with a stable or better outlook) from S&P and Ba3 (with a stable or better outlook) from Moody’s (a “Level 1 Period”) or LIBOR plus 2.00% for any period other than a Level 1 Period; or (ii) a base rate, as defined, plus 0.75% during a Level 1 Period or 1.00% for any period other than a Level 1 Period. ESH REIT has the option to prepay outstanding loans under the ESH REIT Term Facility without penalty.

ESH REIT Revolving Credit Facility—The ESH REIT Revolving Credit Facility provides for the issuance of up to $50.0 million of letters of credit. Borrowings under the facility bear interest at a rate equal to (i) LIBOR plus a spread that ranges from 2.25% to 2.75% based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined, or (ii) a base rate, as defined, plus a spread that ranges from 1.25% to 1.75% based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined. In addition to paying interest on outstanding principal, ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance. ESH REIT is also required to pay customary letter of credit fees and agency fees. As of March 31, 2019, ESH REIT had no letters of credit outstanding under the facility and available borrowing capacity of $350.0 million.

ESH REIT 2025 Notes
In May 2015 and March 2016, ESH REIT issued $500.0 million and $800.0 million, respectively, of its 5.25% senior notes due in May 2025 (the “2025 Notes”) under an indenture (the “Indenture”) with Deutsche Bank Trust Company Americas, as trustee, in private placements pursuant to Rule 144A of the Securities Act of 1933, as amended. ESH REIT may redeem the 2025 Notes at any time on or after May 1, 2020, in whole or in part, at a redemption price equal to 102.625% of the principal amount, declining annually to 100% of the principal amount from May 1, 2023 and thereafter, plus accrued and unpaid interest. Prior to May 1, 2020, ESH REIT may redeem the 2025 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a “make-whole” premium, as defined, plus accrued and unpaid interest. Upon a Change of Control, as defined, holders of the 2025 Notes have the right to require ESH REIT to redeem the 2025 Notes at 101% of the principal amount, plus accrued and unpaid interest.
Unsecured Intercompany Facility
In August 2016, ESH REIT, as borrower, and the Corporation, as lender, entered into an unsecured intercompany credit facility (the “Unsecured Intercompany Facility”). As of March 31, 2019 and December 31, 2018, the amount outstanding under the facility was $0. Under the Unsecured Intercompany Facility, ESH REIT may borrow up to $300.0 million, plus additional amounts, in each case subject to certain conditions. Loans under the facility bear interest at an annual rate of 5.00%. ESH REIT has the option to prepay outstanding balances under the facility without penalty.
Covenants
The ESH REIT Credit Facilities, the 2025 Notes and the Unsecured Intercompany Facility contain a number of restrictive covenants, that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to engage in certain transactions. In addition, the ESH REIT Revolving Credit Facility contains a financial covenant that, subject to certain conditions, requires compliance with a senior loan-to-value ratio. The agreements governing ESH REIT’s indebtedness also contain certain customary events of default, including, but not limited to, cross-defaults to certain other indebtedness and, in the case of the ESH REIT Credit Facilities and the Unsecured Intercompany Facility, certain material operating leases and management agreements. As of March 31, 2019, ESH REIT was in compliance with all covenants under its debt agreements.
Interest Expense, net—The components of net interest expense during the three months ended March 31, 2019 and 2018, are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Contractual interest	$28,575	$28,820
Amortization of deferred financing costs and debt discount	1,969	1,988
Debt extinguishment and other costs(1)	356	691
Interest Income	(966)	(4)
Total	$29,934	$31,495
______________________

(1)	Includes interest expense on finance leases (see Note 10) and unused facility fees.
Fair Value of Debt—As of March 31, 2019 and December 31, 2018, the estimated fair value of ESH REIT’s debt was $2.4 billion and $2.3 billion, respectively. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available, to the stated interest rates and spreads on ESH REIT’s debt.

7.	DERIVATIVE INSTRUMENTS
In September 2016, ESH REIT entered into a floating-to-fixed interest rate swap, as amended and supplemented from time to time, at a fixed rate of 1.175% and a floating rate of one-month LIBOR to manage its exposure to interest rate risk on a portion of the ESH REIT Term Facility. The notional amount of the interest rate swap as of March 31, 2019 was $250.0 million. The notional amount decreases by an additional $50.0 million every six months until the swap’s maturity in September 2021.

For the three months ended March 31, 2019 and 2018, ESH REIT received proceeds of $1.0 million and $0.4 million, respectively, that offset interest expense. As of March 31, 2019, $2.8 million is expected to be recognized through earnings over the following twelve months.
The table below presents the amounts and classification of the interest rate swap on ESH REIT’s condensed consolidated financial statements (in thousands):

	Other assets	Accumulated other comprehensive income, net of tax		Interest (income) expense, net
As of March 31, 2019	$4,103	$4,103	(1)
As of December 31, 2018	$5,789	$5,789	(2)
For the three months ended March 31, 2019				$(975)
For the three months ended March 31, 2018				$(421)
_______________________________

(1)	Changes during the three months ended March 31, 2019, on a pre-tax basis, consisted of changes in fair value of $1.7 million.

(2)
Changes during the year ended December 31, 2018, on a pre-tax basis, consisted of changes in fair value of $(0.6) million and the cumulative effect adjustment of $(0.7) million recorded as a result of adopting ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, on January 1, 2018.

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
ESH REIT recorded a provision for state income taxes of less than $0.1 million for the three months ended March 31, 2019 and 2018, an effective rate of less than 0.1%. ESH REIT’s effective rate differs from the federal statutory income tax rate of 21% primarily due to ESH REIT’s status as a REIT under the provisions of the Code.
ESH REIT’s income tax returns for the years 2015 to present are subject to examination by the Internal Revenue Service and other tax returns for the years 2014 to present are subject to examination by other taxing authorities. As of March 31, 2019, a subsidiary of ESH REIT was under examination by the Canadian Revenue Agency for tax years 2014 through 2017. As the audit is still in process, the timing of the resolution and any payments that may be required cannot be determined at this time. ESH REIT believes that, to the extent a liability may exist, it is appropriately reserved as of March 31, 2019.

9.	RELATED PARTY TRANSACTIONS
Revenues and Overhead Expenses
Leases and Rental Revenues—All revenues are generated as a result of, and earned from, related parties. During the three months ended March 31, 2019 and 2018, ESH REIT’s revenues were derived from three operating leases. The counterparty to each lease agreement is a subsidiary of the Corporation. Fixed rental revenues are recognized on a straight-line basis.
ESH REIT’s fixed and variable rental revenues for the three months ended March 31, 2019 and 2018 are as follows (in thousands):

	March 31, 2019	March 31, 2018
Fixed rental revenues	$118,005	$113,331
Variable rental revenues(1)	—	—

_________________________________

(1)
Regardless of whether cash rental payments are received, ESH REIT only recognizes revenue when a lessee’s revenue exceeds specific thresholds stated in the lease. Percentage rental revenue thresholds were not achieved during the three months ended March 31, 2019 or 2018.

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

Years Ending December 31,
Remainder of 2019	$338,583
2020	462,860
2021	474,409
2022	486,247
2023	415,112
Total	$2,177,211
Overhead Expenses—A wholly-owned subsidiary of the Corporation incurs costs under a services agreement with the Corporation and ESH REIT for certain overhead services performed on the entities’ behalf. The services relate to executive management, accounting, financial analysis, training and technology. For the three months ended March 31, 2019 and 2018, ESH REIT incurred $2.5 million and $2.7 million, respectively, related to this agreement, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The expenses ESH REIT incurred under this services agreement include expenses related to certain employees that participate in the Corporation’s long-term incentive plan. Such charges were $0.3 million for the three months ended March 31, 2019 and 2018.
Debt and Equity Transactions
Unsecured Intercompany Facility—As of March 31, 2019 and December 31, 2018, there were no outstanding balances owed by ESH REIT to the Corporation under the Unsecured Intercompany Facility, and ESH REIT incurred no interest expense during the three months ended March 31, 2019 and 2018 related to the Unsecured Intercompany Facility. ESH REIT is able to borrow under the Unsecured Intercompany Facility up to $300.0 million, plus additional amounts, in each case subject to certain conditions.
Distributions—During each of the three months ended March 31, 2019 and 2018, ESH REIT paid distributions of $37.6 million to the Corporation in respect of the Class A common stock of ESH REIT.
Issuance of Common Stock—During the three months ended March 31, 2019 and 2018, ESH REIT was compensated $1.2 million and $2.3 million, respectively, for the issuance of 0.2 million and 0.3 million shares of Class B common stock, respectively, each of which was attached to a share of Corporation common stock to form a Paired Share, used to settle vested restricted stock units (“RSUs”).
As of March 31, 2019, the Corporation has granted a total of 1.1 million RSUs, whereby, as a counterparty to these outstanding RSUs, ESH REIT is expected to issue and be compensated in cash for 1.1 million shares of Class B common stock of ESH REIT in future periods, assuming performance-based and market-based awards vest at 100% and no forfeitures.

Related Party Balances
Related party transaction balances as of March 31, 2019 and December 31, 2018, include the following (in thousands):

	March 31, 2019	December 31, 2018
Leases:
Rents receivable(1)	$10,062	$4,098
Deferred rents receivable(2)	$13,781	$8,637
Unearned rental revenues(1)	$(70,363)	$(37,506)

Working capital and other:
Ordinary working capital(3)	$(8,830)	$(12,581)
Equity awards (payable) receivable(4)	(340)	404
Total working capital and other, net(5)	$(9,170)	$(12,177)
______________________

(1)
Rents receivable relate to percentage rents. As of March 31, 2019, unearned rental revenues related to April 2019 fixed minimum rent of $37.5 million and percentage rent of $32.9 million. As of December 31, 2018, unearned rental revenues related to January 2019 fixed minimum rent.

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
Lease Commitments—ESH REIT is a tenant under long-term ground leases at five of its hotel properties, including one hotel site for which development is in process. Three of these leases are operating leases and two are finance leases. The ground lease agreements terminate at various dates between 2023 and 2096 and several of the agreements include multiple renewal options for generally five or ten year periods. As ESH REIT is reasonably certain that it will exercise the options to extend its ground leases, fixed payments associated with the extensions are included in the measurement of related right-of-use assets and lease liabilities.
Operating lease costs related to ground leases are included in hotel operating expenses in the condensed consolidated statements of operations. Finance lease interest costs are included in interest expense, net in the condensed consolidated statements of operations (see Note 6) or, when pertaining to assets under development, are capitalized and included in property and equipment, net on the condensed consolidated balance sheets (see Note 5). As ESH REIT’s finance lease right-of-use assets pertain to land and land under development, and as ESH REIT elected the practical expedient to retain prior lease classification upon adoption of ASC 842, Leases, no amortization costs related to finance leases were incurred during the three months ended March 31, 2019. ESH REIT has no variable lease costs or short-term leases.

For the three months ended March 31, 2019, components of ESH REIT’s total lease costs are as follows (in thousands):

Three Months Ended
March 31, 2019
Operating lease costs	$325
Finance lease costs - interest	61
Total lease costs	386
ESH REIT’s right-of-use assets and lease liabilities are as follows (in thousands):

	March 31, 2019	December 31, 2018(4)
Right-of-use assets:
Operating(1)	$2,611	$—
Finance(2)	3,979	3,843

Lease liabilities:
Operating(3)	9,286	—
Finance	3,469	3,360
_________________________________

(1)	Included in other assets on the accompanying condensed consolidated balance sheets.

(2)	Included in property and equipment, net on the accompanying condensed consolidated balance sheets.

(3)	Included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.

(4)	Finance lease right-of-use assets and liabilities as of December 31, 2018 were previously recorded as capital lease assets and obligations under ASC 840, Leases.
Maturities of lease liabilities as of March 31, 2019, are as follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
Remainder of 2019	$535	$271
2020	779	386
2021	784	395
2022	806	397
2023	545	400
2024	503	402
Thereafter	77,594	3,100
Total	$81,546	$5,351

Total discounted lease liability	$9,286	$3,469
Difference between undiscounted cash flows and discounted cash flows	$72,260	$1,882

Weighted-average remaining lease term	57 years	13 years
Weighted-average discount rate	6.5%	7.0%

Future minimum lease payments as of December 31, 2018, disclosed in accordance with ASC 840, Leases, were as follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
2019	$712	$351
2020	779	375
2021	784	384
2022	806	386
2023	545	387
Thereafter	78,097	3,340
Total	$81,723	$5,223
ESH REIT’s leases do not contain residual value guarantees and do not contain restrictions with respect to incurring additional financial obligations or paying dividends. As of March 31, 2019, ESH REIT does not have any leases that have not yet commenced.
Legal Contingencies—ESH REIT is not a party to any litigation or claims, other than routine matters arising in the ordinary course of business that are incidental to the operation of the business of ESH REIT. ESH REIT believes that the results of all claims and litigation, individually or in the aggregate, will not have a material adverse effect on its business or condensed consolidated financial statements.

11.	SUBSEQUENT EVENTS
On May 1, 2019, the Board of Directors of ESH REIT declared a cash distribution of $0.14 per share for the first quarter of 2019 on its Class A and Class B common stock. The distribution is payable on May 30, 2019 to shareholders of record as of May 16, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc. included in Item 1 in this combined quarterly report on Form 10-Q.
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

•
Comparable Hotels means, when used in connection with describing our results of operations, the 552 Extended Stay America-branded hotels owned and operated by the Company during the three months ended March 31, 2019 and 2018. The operating results of Comparable Hotels exclude the results of 72 hotels sold and two hotels acquired in 2018.

•
Corporation means Extended Stay America, Inc., a Delaware corporation, and its subsidiaries (excluding ESH REIT and its subsidiaries), which include the Operating Lessees (as defined below), ESH Strategies (as defined below) and ESA Management (as defined below). The Corporation controls ESH REIT through its ownership of ESH REIT’s Class A common stock, which currently represents 57% of the outstanding common stock of ESH REIT.

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

The following discussion may contain forward-looking statements. Actual results may differ materially from those suggested by any forward-looking statements for various reasons, including those discussed in “Risk Factors” in the 2018 Form 10-K, and “Cautionary Note Regarding Forward-Looking Statements” contained herein. Those sections expressly qualify any subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf.
We present below separate results of operations for each of the Company and ESH REIT. Our assets and operations, other than ownership of our hotel properties (which are owned by ESH REIT), are held directly by the Corporation and operated as an integrated enterprise. The Corporation owns all of the issued and outstanding shares of Class A common stock of ESH REIT, representing 57% of the outstanding common stock of ESH REIT. Due to its controlling interest in ESH REIT, the Corporation consolidates the financial position, results of operations, comprehensive income and cash flows of ESH REIT.
Overview
We are the largest integrated owner/operator of company-branded hotels in North America. Our business operates in the extended-stay segment of the lodging industry, and we have the following reportable operating segments:

•	Owned Hotels—Earnings are derived from the operation of owned hotel properties and include room and other hotel revenues.

•
Franchise and management—Earnings are derived from revenues (i.e., fees) under various franchise and management agreements with third parties. These contracts provide us the ability to earn compensation for licensing the Extended Stay America brand name, providing access to shared system-wide platforms and/or management services.

As of March 31, 2019, we owned and operated 554 hotel properties in 40 U.S. states, consisting of approximately 61,500 rooms, and franchised or managed 73 hotel properties for third parties, consisting of approximately 7,500 rooms. All 627 system-wide hotels operate under the Extended Stay America brand, which serves the mid-price extended stay segment and accounts for approximately 42% of the segment by number of rooms in the United States.
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
For the trailing twelve months ended March 31, 2019, 37.3%, 21.0% and 41.7% of our owned hotel room revenues were derived from guests with stays from 1-6 nights, from 7-29 nights and for 30 or more nights, respectively. For the trailing twelve months ended March 31, 2019, 28.3% of our owned hotel room revenues were derived from property-direct reservations, 24.7% were derived from our central call center, 18.1% were derived from our own proprietary website, 24.9% were derived from third party intermediaries and 4.0% were derived from travel agency global distribution systems.
For the trailing twelve months ended March 31, 2019, 43.3% of our franchise and management fees and related revenues were derived from franchising activities and 56.7% were derived from management activities. Franchisees typically pay an initial application fee, along with royalty and system services fees for the licensing of our brand and the use of our shared system-wide platforms, such as marketing, central reservations and property management systems. The standard term for our franchise agreements is generally 20 years.
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
Hotel Acquisitions
No hotels were acquired during the three months ended March 31, 2019. In September 2018, we acquired a 107-room hotel under construction. The hotel opened under the Extended Stay America brand in the fourth quarter of 2018. In May 2018, we acquired a 115-room hotel and converted it to an Extended Stay America-branded hotel. Prior to its acquisition by the Company, the hotel opened in late 2017.
Hotel Dispositions
No hotels were sold during the three months ended March 31, 2019. The table below summarizes hotel dispositions for the year ended December 31, 2018 (in thousands, except number of hotels and number of rooms).

Year	Brand	Location	Month Sold	Number of Hotels	Number of Rooms	Net Proceeds	Gain (Loss) on Sale		Franchised/Managed (1)
2018	Extended Stay America	Various	November	14	1,369	$34,855	$1,331	(2)	Yes
2018	Extended Stay America	Various	September	16	1,680	$60,710	$6,293	(2)	Yes
2018	Extended Stay America	Various	September	16	1,776	$58,144	$(3,014)	(2)	Yes
2018	Extended Stay America	Various	February	25	2,430	$111,156	$6,810	(2)	Yes
2018	Extended Stay America	Texas	March	1	101	$44,090	$31,058		Yes	(3)
____________________

(1)	As of March 31, 2019.

(2)	Net of impairment charges of $16.8 million, $24.3 million, $6.3 million and $2.1 million, respectively, recorded prior to sale.

(3)	Remaining term of franchise or management agreement is less than one year.
See Note 4 to each of the condensed consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc, included in Item 1 of this combined quarterly report on Form 10-Q.
Hotel Pipeline
As of March 31, 2019, the Company had a pipeline of 60 hotels, which consisted of the following:

Company-Owned Pipeline & Recently Opened Hotels as of March 31, 2019
Under Option		Pre-Development		Under Construction		Total Pipeline		Opened YTD
# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms
5	620	5	648	7	872	17	2,140	—	—

Third-Party Pipeline & Recently Opened Hotels as of March 31, 2019
Commitments		Applications		Executed		Total Pipeline		Opened YTD
# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms
34	4,216	3	306	6	673	43	5,195	—	—

Definitions
Under Option	Locations with a signed purchase and sale agreement
Pre-Development	Land purchased, permitted and/or site work
Under Construction	Hotel is under construction
Commitments	Signed commitment to build hotel(s) by a third party
Applications	Third party filed franchise application with deposit
Executed	Franchise application approved, various stages of pre-development and/or under construction
On April 1, 2019, a third-party franchisee converted a 115-room hotel in Texas to the Extended Stay America brand.

Understanding Our Results of Operations—The Company
Revenues and Expenses. The Company’s revenues are derived from hotel ownership/operations and the franchise and management of hotels owned by third parties. Hotel operating expenses account for the largest portion of the Company’s operating expenses and reflect ongoing expenses associated with the ownership and operation of our hotels.
The following table presents the components of the Company’s revenues as a percentage of our total revenues for the three months ended March 31, 2019:

Percentage of 2019 Year to Date Total Revenues
• Room revenues. Room revenues are driven primarily by ADR and occupancy. Pricing policy and customer mix are significant drivers of ADR. Due to our relatively high occupancy levels, our primary focus is on increasing RevPAR by increasing ADR.	96.2%
• Other hotel revenues. Other hotel revenues include ancillary revenues such as laundry revenues, vending commissions, additional housekeeping fees, purchased WiFi upgrades, parking revenues and pet charges. Occupancy and customer mix, as well as the number and percentage of guests that have longer-term stays, have been historical drivers of our other hotel revenues.	1.9%
• Franchise and management fees. Franchise and management fees include royalty and other fees charged to third parties for use of our brand name and hotel management services. The substantial majority of these fees are based on a percentage of revenues of the franchised or managed hotels.	0.4%
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
1.5%
The following table presents the components of the Company’s operating expenses as a percentage of our total operating expenses for the three months ended March 31, 2019:

Percentage of 2019 Year to Date Total Operating Expenses
• Hotel operating expenses. Hotel operating expenses have both fixed and variable components. Operating expenses that are relatively fixed include personnel expense, real estate tax expense and property insurance premiums. Occupancy is a key driver of expenses that have a high degree of variability, such as housekeeping services and amenity costs. Other variable expenses include marketing costs, reservation costs, property insurance claims and repairs and maintenance expense.	64.2%
• General and administrative expenses. General and administrative expenses include expenses associated with corporate overhead. Costs consist primarily of compensation expense of our corporate staff, including equity-based compensation, and professional fees, including audit, tax, legal and consulting fees.	10.8%
• Depreciation and amortization. Depreciation and amortization is a charge that relates primarily to the acquisition and related usage of hotels and other property and equipment, including capital expenditures incurred with respect to hotel renovations and other capital expenditures.	22.8%
•    Impairment of long-lived assets. Impairment of long-lived assets is a charge recognized when events and circumstances indicate that the carrying value of an individual hotel asset, or a group of hotel assets, may not be recoverable.
—%
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
2.2%

Understanding Our Results of Operations—ESH REIT
Revenues. ESH REIT’s rental revenues are generated from leasing its hotel properties to subsidiaries of the Corporation. Rental revenues consist of fixed minimum rental payments recognized on a straight-line basis over the lease terms plus variable rental payments based on specified percentages of total hotel revenues over designated thresholds.
The initial lease term of the operating leases expired in October 2018. In connection with the five-year renewal of the lease agreements, amended and restated leases were executed effective November 1, 2018. At such time, minimum and percentage rents were adjusted to reflect then-current market terms.
Expenses. The following table presents the components of ESH REIT’s operating expenses as a percentage of ESH REIT’s total operating expenses for the three months ended March 31, 2019:

Percentage of 2019 Year to Date Total Operating Expenses
• Hotel operating expenses. ESH REIT’s hotel operating expenses include expenses directly related to hotel ownership, such as real estate tax expense, property insurance premiums and loss on disposal of assets.	29.1%
• General and administrative expenses. General and administrative expenses include overhead expenses incurred directly by ESH REIT and administrative service costs reimbursed to the Corporation.	5.4%
• Depreciation and amortization. Depreciation and amortization are charges that relate primarily to the acquisition and related usage of hotels and other property and equipment, including capital expenditures incurred with respect to hotel renovations and other capital expenditures.	65.5%
Results of Operations
Results of Operations discusses the Company’s and ESH REIT’s condensed consolidated financial statements, each of which have been prepared in accordance with U.S. GAAP. The condensed consolidated financial statements of the Company include the financial position, results of operations, comprehensive income, changes in equity and cash flows of the Corporation and its subsidiaries, including ESH REIT. Third-party equity interests in ESH REIT, which consist primarily of the Class B common stock of ESH REIT and represent 43% of ESH REIT’s total common equity, are not owned by the Corporation and therefore are presented as noncontrolling interests. The condensed consolidated financial statements of ESH REIT include the financial position, results of operations, comprehensive income, changes in equity and cash flows of ESH REIT and its subsidiaries.

Results of Operations—The Company
Comparison of Three Months Ended March 31, 2019 and March 31, 2018
As of March 31, 2018, we owned and operated 598 hotels, consisting of approximately 66,100 rooms, and franchised and/or managed 27 hotels for third parties, consisting of approximately 2,700 rooms. As of March 31, 2019, we owned and operated 554 hotels, consisting of approximately 61,500 rooms, and franchised and/or managed 73 hotels for third parties, consisting of approximately 7,500 rooms.
The following table presents our consolidated results of operations for the three months ended March 31, 2019 and 2018, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended March 31,
	2019	2018	Change ($)	Change (%)
Revenues:
Room revenues	$267,046	$290,210	$(23,164)	(8.0)%
Other hotel revenues	5,303	5,275	28	0.5%
Franchise and management fees	1,225	415	810	195.2%
	273,574	295,900	(22,326)	(7.5)%
Other revenues from franchised and managed properties	4,095	1,867	2,228	119.3%
Total revenues	277,669	297,767	(20,098)	(6.7)%
Operating Expenses:
Hotel operating expenses	137,291	142,630	(5,339)	(3.7)%
General and administrative expenses	23,027	24,961	(1,934)	(7.7)%
Depreciation and amortization	48,778	54,015	(5,237)	(9.7)%
Impairment of long-lived assets	—	43,600	(43,600)	(100.0)%
	209,096	265,206	(56,110)	(21.2)%
Other expenses from franchised and managed properties	4,647	1,919	2,728	142.2%
Total operating expenses	213,743	267,125	(53,382)	(20.0)%
Gain on sale of hotel properties	—	38,082	(38,082)	(100.0)%
Other income	27	5	22	440.0%
Income from operations	63,953	68,729	(4,776)	(6.9)%
Other non-operating (income) expense	(178)	197	(375)	190.4%
Interest expense, net	29,604	31,640	(2,036)	(6.4)%
Income before income tax expense	34,527	36,892	(2,365)	(6.4)%
Income tax expense	6,123	5,797	326	5.6%
Net income	28,404	31,095	(2,691)	(8.7)%
Net income attributable to noncontrolling interests	(6,470)	(16,243)	9,773	(60.2)%
Net income attributable to Extended Stay America, Inc. common shareholders	$21,934	$14,852	$7,082	47.7%

The following table presents key operating metrics, including occupancy, ADR, RevPAR and hotel inventory for our owned hotels for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended March 31,
	2019	2018	Change
Number of hotels (as of March 31)	554	598	(44)
Number of rooms (as of March 31)	61,486	66,089	(4,603)
Occupancy	71.4%	70.5%	90 bps
ADR	$67.51	$67.99	(0.7)%
RevPAR	$48.20	$47.92	0.6%

Renovation Displacement Data (in thousands, except percentages):
Total available room nights	5,534	5,948	(414)
Room nights displaced from renovation	20	—	20
% of available room nights displaced	0.4%	—%	40 bps
Room revenues. Room revenues decreased by $23.2 million, or 8.0%, to $267.0 million for the three months ended March 31, 2019 compared to $290.2 million for the three months ended March 31, 2018, primarily due to hotel dispositions during 2018. On a Comparable Hotel basis, room revenues decreased by $5.8 million or 2.1%, due to a 2.1% decrease in RevPAR for hotels we owned and operated for the entirety of both periods, as a result of a 2.5% decrease in ADR.
Other hotel revenues. Other hotel revenues for the three months ended March 31, 2019 remained consistent with the three months ended March 31, 2018, totaling $5.3 million for each period. On a Comparable Hotel basis, other hotel revenues increased by $0.2 million or 2.6%, due to an increase in occupancy for hotels we owned and operated for the entirety of both periods.
Franchise and management fees. For the three months ended March 31, 2019, we earned franchise and management fees of $1.2 million as a result of the franchise and/or management of 73 third-party owned hotels. For the three months ended March 31, 2018, we earned franchise and management fees of $0.4 million as a result of the franchise and/or management of 27 third-party owned hotels, 26 of which were franchised and/or managed for a portion of the quarter. While we expect newly built third-party owned franchised hotels to open in the future, during the three months ended March 31, 2019 and 2018, all franchised and managed hotels were previously Company-owned Extended Stay America-branded hotels that were sold to third parties.

Other revenues from franchised and managed properties. For the three months ended March 31, 2019 and 2018, we recognized $4.1 million and $1.9 million, respectively, in other revenues from franchised and managed properties. Other revenues from franchised and managed hotels include both direct and indirect reimbursable costs.
Hotel operating expenses. Hotel operating expenses decreased by $5.3 million, or 3.7%, to $137.3 million for the three months ended March 31, 2019 compared to $142.6 million for the three months ended March 31, 2018. On a Comparable Hotel basis, hotel operating expenses increased by $6.1 million, or 4.7%. The increase in hotel operating expenses was primarily due to increases in personnel expense of $2.2 million, marketing costs of $1.1 million, telecommunications costs of $1.1 million, costs related to workers’ compensation and general liability insurance claims of $0.5 million and real estate tax expense of $0.2 million.
General and administrative expenses. General and administrative expenses decreased by $1.9 million, or 7.7%, to $23.0 million for the three months ended March 31, 2019 compared to $25.0 million for the three months ended March 31, 2018. This decrease was largely due to a decrease in compensation expense of $1.3 million.
Depreciation and amortization. Depreciation and amortization decreased by $5.2 million, or 9.7%, to $48.8 million for the three months ended March 31, 2019 compared to $54.0 million for the three months ended March 31, 2018, primarily due to hotel dispositions during 2018.
Impairment of long-lived assets. No impairment charges were recognized during the three months ended March 31, 2019. During the three months ended March 31, 2018, we recognized impairment charges for 21 hotels, generally located in the Midwestern U.S., which totaled $43.6 million. The majority of the charges incurred were in connection with evaluating the potential sale of certain non-core assets. The estimation and evaluation of future cash flows, which is a key factor in determining the amount and/or timing of impairment charges, in particular the holding period for real estate assets and asset composition and/or concentration within real estate portfolios, relies on judgments and assumptions regarding holding period, current and future operating and economic performance, and current and future market conditions. It is possible that such judgments and/or estimates will change; if this occurs, we may recognize additional impairment charges reflecting either changes in estimate, circumstance or the estimated market value of our assets.
Other expenses from franchised and managed properties. For the three months ended March 31, 2019, we incurred other expenses from franchised and managed properties of $4.6 million as a result of the franchise and/or management of 73 third-party owned hotels. For the three months ended March 31, 2018, we incurred other expenses from franchised and managed properties of $1.9 million as a result of the franchise and/or management of 27 third-party owned hotels, 26 of which were franchised and/or managed for a portion of the quarter. We generally expect the cost to provide certain shared system-wide platforms to franchisees to be recovered through system services fees. System services fees are included in other revenues from franchised and managed properties.
Gain on sale of hotel properties. No hotels were sold during the three months ended March 31, 2019. During the three months ended March 31, 2018, we recognized a $38.1 million gain related to the sale of 26 hotels.
Other non-operating (income) expense. During the three months ended March 31, 2019 and 2018, we recognized a foreign currency transaction gain of $0.2 million and loss of $0.2 million, respectively, related to a residual Canadian dollar-denominated deposit as a result of the 2017 sale of our Canadian hotels.
Interest expense, net. Net interest expense decreased by $2.0 million, or 6.4%, to $29.6 million for the three months ended March 31, 2019 compared to $31.6 million for the three months ended March 31, 2018. This decrease was primarily due to a $1.5 million increase in interest income earned on money market investments. The Company’s weighted-average interest rate increased to 4.8% as of March 31, 2019 compared to 4.6% as of March 31, 2018. The Company’s total debt outstanding decreased to $2.4 billion, net of unamortized deferred financing costs and debt discounts, as of March 31, 2019 compared to $2.5 billion, net of unamortized deferred financing costs and debt discounts, as of March 31, 2018.
Income tax expense. Our effective income tax rate increased to 17.7% for the three months ended March 31, 2019 compared to 15.7% for the three months ended March 31, 2018. The Company’s effective rate differs from the current federal statutory rate of 21% primarily due to ESH REIT’s status as a REIT under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”). The increase in the effective income tax rate for the three months ended March 31, 2019 was primarily due to an increase in deferred income tax expense related to the Corporation’s ownership in ESH REIT and a decrease in tax benefit related to restricted stock unit “RSU” settlements compared to the first quarter of 2018.

Net income attributable to noncontrolling interests. Third-party equity interests in the Company consist of the outstanding shares of the Class B common stock of ESH REIT, which represented 43% of ESH REIT’s total common equity as of March 31, 2019 and 2018.
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
Comparison of Three Months Ended March 31, 2019 and March 31, 2018
As of March 31, 2018, ESH REIT owned and leased 598 hotels, consisting of approximately 66,100 rooms. As of March 31, 2019, ESH REIT owned and leased 554 hotels, consisting of approximately 61,500 rooms.
The following table presents ESH REIT’s results of operations for the three months ended March 31, 2019 and 2018, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended March 31,
	2019	2018	Change ($)	Change (%)
Revenues- Rental revenues from Extended Stay America, Inc.	$118,005	$113,331	$4,674	4.1%
Operating expenses:
Hotel operating expenses	21,308	22,081	(773)	(3.5)%
General and administrative expenses	3,981	4,095	(114)	(2.8)%
Depreciation and amortization	47,867	53,280	(5,413)	(10.2)%
Total operating expenses	73,156	79,456	(6,300)	(7.9)%
Gain on sale of hotel properties	—	35,410	(35,410)	(100.0)%
Other income	15	28	(13)	(46.4)%
Income from operations	44,864	69,313	(24,449)	(35.3)%
Other non-operating (income) expense	(139)	202	(341)	168.8%
Interest expense, net	29,934	31,495	(1,561)	(5.0)%
Income before income tax expense	15,069	37,616	(22,547)	(59.9)%
Income tax expense	3	35	(32)	(91.4)%
Net income	$15,066	$37,581	$(22,515)	(59.9)%
Rental revenues from Extended Stay America, Inc. Rental revenues increased by $4.7 million, or 4.1%, to $118.0 million for the three months ended March 31, 2019 compared to $113.3 million for the three months ended March 31, 2018. The increase in rental revenues was primarily due to the renewal of the leases between ESH REIT and the Operating Lessees in November 2018, which increased the proportion of minimum rents to total rental payments, partially offset by a decrease in revenues as a result of the hotel dispositions during 2018. No percentage rental revenues were recognized during the three months ended March 31, 2019 or 2018, as percentage rental revenue thresholds were not achieved during either of the periods.
Hotel operating expenses. Hotel operating expenses decreased by $0.8 million, or 3.5%, to $21.3 million for the three months ended March 31, 2019 compared to $22.1 million for the three months ended March 31, 2018. This decrease was primarily due to a decrease in real estate tax expense of $1.2 million, partially offset by an increase in property insurance of $0.4 million.
General and administrative expenses. General and administrative expenses decreased by $0.1 million, or 2.8%, to $4.0 million for the three months ended March 31, 2019 compared to $4.1 million for the three months ended March 31, 2018. This reduction was due to a decrease in reimbursable costs paid to the Corporation of $0.3 million for administrative services performed on ESH REIT’s behalf, partially offset by an increase in consulting and professional fees of $0.2 million.
Depreciation and amortization. Depreciation and amortization decreased by $5.4 million, or 10.2%, to $47.9 million for the three months ended March 31, 2019 compared to $53.3 million for the three months ended March 31, 2018, primarily due to the hotel dispositions during 2018.
Gain on sale of hotel properties. No hotels were sold during the three months ended March 31, 2019. During the three months ended March 31, 2018, ESH REIT recognized a gain of $35.4 million related to the sale of 26 hotels.
Other non-operating (income) expense. During the three months ended March 31, 2019 and 2018, ESH REIT recognized a foreign currency transaction gain of $0.1 million and loss of $0.2 million, respectively, related to a residual Canadian dollar-denominated deposit as a result of the 2017 sale of our Canadian hotels.
Interest expense, net. Net interest expense decreased by $1.6 million, or 5.0%, to $29.9 million for the three months ended March 31, 2019 compared to $31.5 million for the three months ended March 31, 2018. This decrease was primarily a result of a $1.0 million increase in interest income earned on money market investments. ESH REIT’s weighted-average interest rate increased to 4.8% as of March 31, 2019 compared to 4.6% as of March 31, 2018. ESH REIT’s total debt outstanding decreased to $2.4 billion, net of unamortized deferred financing costs and debt discounts, as of March 31, 2019 compared to $2.5 billion, net of unamortized deferred financing costs and debt discounts, as of March 31, 2018.

Income tax expense. ESH REIT’s effective income tax rate decreased to less than 0.1% for the three months ended March 31, 2019 compared to 0.1% for the three months ended March 31, 2018. ESH REIT’s effective rate differs from the federal statutory rate of 21% primarily due to ESH REIT’s status as a REIT under the provisions of the Code.
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

We define Hotel Operating Profit as net income excluding: (1) income tax expense; (2) net interest expense; (3) other non-operating (income) expense; (4) other income; (5) gain on sale of hotel properties; (6) impairment of long-lived assets; (7) depreciation and amortization; (8) general and administrative expenses; (9) loss on disposal of assets; (10) franchise and management fees; and (11) other expenses from franchised and managed properties, net of other revenues. We define Hotel Operating Margin as Hotel Operating Profit divided by the sum of room and other hotel revenues. We believe that Hotel Operating Profit and Hotel Operating Margin are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single, consolidated enterprise, which is reflected in the consolidated Company results of operations; therefore, we believe these performance measures are meaningful for the consolidated Company only.
The following table provides a reconciliation of Hotel Operating Profit and Hotel Operating Margin for the Company for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income	$28,404	$31,095
Income tax expense	6,123	5,797
Interest expense, net	29,604	31,640
Other non-operating (income) expense	(178)	197
Other income	(27)	(5)
Gain on sale of hotel properties	—	(38,082)
Impairment of long-lived assets	—	43,600
Depreciation and amortization	48,778	54,015
General and administrative expenses	23,027	24,961
Loss on disposal of assets (1)	1,376	1,492
Franchise and management fees	(1,225)	(415)
Other expenses from franchised and managed properties, net of other revenues	552	52
Hotel Operating Profit	$136,434	$154,347

Room revenues	$267,046	$290,210
Other hotel revenues	5,303	5,275
Total room and other hotel revenues	$272,349	$295,485

Hotel Operating Margin	50.1%	52.2%

________________________
(1) Included in hotel operating expenses in the condensed consolidated statements of operations.

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

•	Gain on sale of hotel properties— We exclude the net gain on sale of hotel properties, as we believe it is not reflective of ongoing or future operating performance.

•
Other expenses—We exclude the effect of expenses or income that we do not consider reflective of ongoing or future operating performance, including the following: loss on disposal of assets, non-operating (income) expense, including foreign currency transaction costs, and certain costs associated with acquisitions, dispositions and/or capital transactions.

EBITDA and Adjusted EBITDA as presented may not be comparable to similar measures calculated by other companies. This information should not be considered as an alternative to net income of the Company, the Corporation or ESH REIT, or any other measure of the Company, the Corporation or ESH REIT calculated in accordance with U.S. GAAP. Cash expenditures for capital expenditures, interest expense and other items have been and will continue to be incurred and are not reflected in EBITDA or Adjusted EBITDA. Management separately considers the impact of these excluded items to the extent they are material to operating decisions and assessments of operating performance. The Company’s condensed consolidated statements of operations and cash flows include capital expenditures, net interest expense and other excluded items, all of which should be considered when evaluating our performance in addition to our non-GAAP financial measures. EBITDA and Adjusted EBITDA should not solely be considered as measures of our profitability or indicative of funds available to fund our cash needs, including our ability to pay shareholder distributions.
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

The following table provides a reconciliation of net income to EBITDA and Adjusted EBITDA for the Company for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income	$28,404	$31,095
Interest expense, net	29,604	31,640
Income tax expense	6,123	5,797
Depreciation and amortization	48,778	54,015
EBITDA	112,909	122,547
Equity-based compensation	2,109	2,403
Impairment of long-lived assets	—	43,600
Gain on sale of hotel properties	—	(38,082)
Other expense (1)	1,293	1,696
Adjusted EBITDA	$116,311	$132,164
________________________

(1)
Includes loss on disposal of assets, non-operating (income) expense, including foreign currency transaction costs, and certain costs associated with dispositions. Loss on disposal of assets totaled $1.4 million and $1.5 million, respectively.

FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share
FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share are metrics used by management to assess our operating performance and profitability and to facilitate comparisons between us and other hotel and/or real estate companies that include a REIT as part of their legal entity structure. Funds from Operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (computed in accordance with U.S. GAAP), excluding gains from sales of real estate, impairment charges, the cumulative effect of changes in accounting principle, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures following the same approach. FFO is a commonly used measure among other hotel and/or real estate companies that include a REIT as a part of their legal entity structure. Since real estate depreciation and amortization, impairment of long-lived assets and gains from sales of hotel properties are dependent upon the historical cost of the real estate asset bases and generally not reflective of ongoing operating performance or earnings capability, the Company believes FFO is useful to investors as it provides a meaningful comparison of our performance between periods and between us and other companies and/or REITs.
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
The following table provides a reconciliation of net income attributable to Extended Stay America, Inc. common shareholders to FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share for the Company for the three months ended March 31, 2019 and 2018 (in thousands, except per Paired Share data):

	Three Months Ended March 31,
	2019	2018
Net income per Extended Stay America, Inc. common share - diluted	$0.12	$0.08

Net income attributable to Extended Stay America, Inc. common shareholders	$21,934	$14,852
Noncontrolling interests attributable to Class B common shares of ESH REIT	6,466	16,239
Real estate depreciation and amortization	47,433	52,748
Impairment of long-lived assets	—	43,600
Gain on sale of hotel properties	—	(38,082)
Tax effect of adjustments to net income attributable to Extended Stay America, Inc. common shareholders	(7,400)	(9,725)
FFO	68,433	79,632
Debt modification and extinguishment costs	—	437
Tax effect of adjustments to FFO	—	(73)
Adjusted FFO	$68,433	$79,996
Adjusted FFO per Paired Share - diluted	$0.36	$0.42
Weighted Average Paired Shares outstanding - diluted	188,576	192,566

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
Paired Share Income is defined as the sum of net income attributable to Extended Stay America, Inc. common shareholders and noncontrolling interests attributable to Class B common shares of ESH REIT. Adjusted Paired Share Income is defined as Paired Share Income adjusted for items that, net of income taxes, we believe are not reflective of ongoing or future operating performance. We adjust Paired Share Income for the following items, net of income taxes, where applicable for each period presented, and refer to this measure as Adjusted Paired Share Income: debt modification and extinguishment costs, impairment of long-lived assets, gain on sale of hotel properties and other expenses such as loss on disposal of assets, non-operating (income) expense, including foreign currency transaction costs and certain costs associated with acquisitions, dispositions and/or capital transactions. With the exception of equity-based compensation, an ongoing charge, and debt modification and extinguishment costs, these adjustments (other than the effect of income taxes) are the same as those used in the reconciliation of net income calculated in accordance with U.S. GAAP to EBITDA and Adjusted EBITDA.
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

The following table provides a reconciliation of net income attributable to Extended Stay America, Inc. common shareholders to Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share for the three months ended March 31, 2019 and 2018 (in thousands, except per Paired Share data):

	Three Months Ended March 31,
	2019	2018
Net income per Extended Stay America, Inc. common share - diluted	$0.12	$0.08

Net income attributable to Extended Stay America, Inc. common shareholders	$21,934	$14,852
Noncontrolling interests attributable to Class B common shares of ESH REIT	6,466	16,239
Paired Share Income	28,400	31,091
Debt modification and extinguishment costs	—	437
Impairment of long-lived assets	—	43,600
Gain on sale of hotel properties	—	(38,082)
Other expense(1)	1,293	1,696
Tax effect of adjustments to Paired Share Income	(202)	(1,277)
Adjusted Paired Share Income	$29,491	$37,465
Adjusted Paired Share Income per Paired Share – diluted	$0.16	$0.19
Weighted average Paired Shares outstanding – diluted	188,576	192,566
_________________________

(1)
Includes loss on disposal of assets, non-operating (income) expense, including foreign currency transaction costs, and certain costs associated with dispositions. Loss on disposal of assets totaled $1.4 million and $1.5 million, respectively.

Liquidity and Capital Resources
Company Overview
On a consolidated basis, we have historically generated significant cash flow from operations and have financed our ongoing business, including execution of our strategic objectives, primarily with existing cash, cash flow generated from operations, borrowings under our revolving credit facilities, as needed, and, in certain instances, proceeds from asset dispositions. We generated cash flow from operations of $102.0 million for the three months ended March 31, 2019.
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
Long-term liquidity requirements consist of funds necessary to (i) complete future hotel renovations, (ii) repurpose and/or rebuild certain existing hotels, (iii) construct new Extended Stay America-branded hotels, (iv) acquire additional hotel properties and/or other lodging companies, (v) execute our other growth and strategic initiatives, (vi) pay distributions and (vii) refinance (including prior to or in connection with debt maturity payments) the ESH REIT Term Facility and the 2025 Notes maturing in August 2023 and May 2025, respectively. See Note 7 to the audited consolidated financial statements of Extended Stay America, Inc. and Note 6 to the audited consolidated financial statements of ESH Hospitality, Inc., included in Item 8 of the 2018 Form10-K, for additional detail related to our debt obligations.
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
The Company had unrestricted cash and cash equivalents of $288.0 million at March 31, 2019. Based upon the current level of operations, management believes that our cash flow from operations, together with our cash balances and available borrowings under our revolving credit facilities, will be adequate to meet our anticipated funding requirements and business objectives for the foreseeable future. We regularly review our capital structure and at any time may refinance or repay existing indebtedness, incur new indebtedness or purchase debt or equity securities.
In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program. As a result of several increases in authorized amounts and program extensions, the combined Paired Share repurchase program currently authorizes the Corporation and ESH REIT to purchase up to $400 million in Paired Shares through December 31, 2019. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of March 31, 2019, the Corporation and ESH REIT repurchased and retired their respective portion of 17.3 million Paired Shares for $287.6 million. As of April 26, 2019, $112.5 million is remaining under the combined Paired Share repurchase program.
Distributions. On May 1, 2019, the Board of Directors of ESH REIT declared a cash distribution of $0.14 per Class A and Class B common share for the first quarter of 2019. Additionally, the Board of Directors of the Corporation declared a cash distribution of $0.09 per common share for the first quarter of 2019. These distributions, which total $0.23 per Paired Share, will be payable on May 30, 2019 to shareholders of record as of May 16, 2019.
The following table outlines distributions declared or paid to date in 2019:

Declaration Date	Record Date	Date Paid/Payable	ESH REIT Distribution	Corporation Distribution	Total Distribution
2/27/2019	3/14/2019	3/28/2019	$0.15	$0.07	$0.22
5/1/2019	5/16/2019	5/30/2019	$0.14	$0.09	$0.23
The Corporation
The Corporation’s primary source of liquidity is distribution income it receives in respect of its ownership of 100% of the Class A common stock of ESH REIT, which as of March 31, 2019, represents 57% of the outstanding common stock of ESH REIT. Other sources of liquidity include income from the operations of the Operating Lessees, ESA Management, ESH Strategies and ESH Strategies Franchise.
In August 2016, the Corporation and ESH REIT entered into an unsecured intercompany credit facility (the “Unsecured Intercompany Facility”). As of March 31, 2019, the outstanding balance under the Unsecured Intercompany Facility was $0. Subject to certain conditions, the Corporation may loan to ESH REIT up to the greater of $300.0 million and an amount based on ESH REIT’s Loan-to-Value Ratio under the Unsecured Intercompany Facility. See Note 7 to the audited consolidated financial statements of Extended Stay America, Inc., included in Item 8 of the 2018 Form10-K, for additional detail on the Unsecured Intercompany Facility.

The Corporation’s current liquidity requirements consist primarily of funds necessary to pay for or fund (i) hotel operating expenses, (ii) general and administrative expenses, (iii) interest expense on its outstanding mandatorily redeemable voting preferred stock, (iv) income taxes, (v) investments in its franchise, management and other fee programs, (vi) Paired Share repurchases, and (vii) Corporation distributions. The Corporation expects to fund its current liquidity requirements from a combination of cash on hand, cash flow generated from operations (including distribution income it receives in respect of its ownership of 100% of the Class A common stock of ESH REIT) and borrowings under its revolving credit facility, as needed. The Corporation’s long-term liquidity requirements will also include the repayment of any outstanding amounts under its revolving credit facility and the repayment of its 8% mandatorily redeemable voting preferred stock outstanding, the total par value of which is $7.1 million, in November 2020. Holders of the mandatorily redeemable voting preferred stock have the right to require the Corporation to redeem in cash the mandatorily redeemable voting preferred stock at $1,000 per share plus any accumulated unpaid dividends. See Note 7 to the audited consolidated financial statements of Extended Stay America, Inc., included in Item 8 of the 2018 Form10-K, for additional detail on the Corporation’s debt obligations.

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
From time to time, the Corporation may return additional cash to ESH REIT in order for ESH REIT to pay for or fund (i) its current and long-term liquidity requirements, (ii) capital expenditures (see “—Liquidity and Capital Resources - ESH REIT”), (iii) outstanding debt obligations or (iv) for other corporate purposes. The Corporation may transfer cash to ESH REIT through the purchase of additional shares of Class A common stock, which would increase its ownership of ESH REIT and reduce the Company’s overall tax efficiency. Additionally, the Corporation may loan funds to ESH REIT under the Unsecured Intercompany Facility or an additional intercompany facility, subject to the conditions contained in the ESH REIT Credit Facilities, the 2025 Notes and the Unsecured Intercompany Facility. See Note 7 to the audited consolidated financial statements of Extended Stay America, Inc., included in Item 8 of the 2018 Form10-K.
Based upon the current level of operations, management believes that the Corporation’s cash position, cash flow generated from operations and available borrowings under its revolving credit facility, as needed, will be adequate to meet all of the Corporation’s funding requirements and business objectives for the foreseeable future.
ESH REIT
ESH REIT’s primary source of liquidity is rental revenues derived from leases. The initial lease term of the operating leases expired in October 2018. In connection with the five-year renewal of the lease agreements, amended and restated leases were executed effective November 1, 2018. At such time, minimum and percentage rents were adjusted to reflect then-current market terms. ESH REIT’s current liquidity requirements include funds necessary to pay (i) fixed costs associated with ownership of hotel properties, including interest expense, (ii) scheduled principal payments on its outstanding indebtedness, including the repayment of outstanding amounts, if any, under the ESH REIT Credit Facilities and the Unsecured Intercompany Facility, (iii) real estate tax expense, (iv) property insurance expense, (v) general and administrative expense, including administrative service costs reimbursed to the Corporation, (vi) capital expenditures, including those capital expenditures incurred to perform hotel renovations, repurpose and/or rebuild certain hotels, construct new hotels and acquire additional hotel properties and/or other lodging companies, (vii) Paired Share repurchases and (viii) the payment of distributions.
ESH REIT’s long-term liquidity requirements consist of funds necessary to (i) complete future hotel renovations, (ii) repurpose and/or rebuild certain of ESH REIT’s existing hotel properties, (iii) construct new Extended Stay America-branded owned hotels, (iv) acquire additional hotel properties and/or other lodging companies, (v) pay distributions and (vi) refinance (including prior to or in connection with debt maturity payments) the ESH REIT Term Facility and the 2025 Notes maturing in August 2023 and May 2025, respectively. See Note 6 to the audited consolidated financial statements of ESH Hospitality, Inc., included in Item 8 of the 2018 Form10-K, for additional detail on ESH REIT’s debt obligations.
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

Due to REIT distribution requirements, ESH REIT has historically not accumulated significant amounts of cash. As a result and as discussed above, we expect that ESH REIT will need to refinance all or a portion of its outstanding debt, including the ESH REIT Credit Facilities and the 2025 Notes, on or before maturity. See Note 6 to the audited consolidated financial statements of ESH Hospitality, Inc., included in Item 8 of the 2018 Form10-K, for additional detail on ESH REIT’s debt obligations. We cannot assure you that ESH REIT will be able to refinance any of its debt on attractive terms at or before maturity, on commercially reasonable terms or at all.
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
Comparison of Three Months Ended March 31, 2019 and March 31, 2018
We had total cash, cash equivalents and restricted cash of $303.9 million and $249.0 million at March 31, 2019 and 2018, respectively. The following table summarizes the changes in our cash, cash equivalents and restricted cash as a result of operating, investing and financing activities for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018	Change ($)
Cash provided by (used in):
Operating activities	$102,039	$118,735	$(16,696)
Investing activities	(55,132)	122,576	(177,708)
Financing activities	(46,338)	(143,218)	96,880
Effects of changes in exchange rate on cash and cash equivalents	31	(46)	77
Net increase in cash and cash equivalents	$600	$98,047	$(97,447)
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled $102.0 million for the three months ended March 31, 2019 compared to $118.7 million for the three months ended March 31, 2018, a decrease of $16.7 million. Cash flows provided by operating activities decreased for the three months ended March 31, 2019, primarily due to a decline in hotel operating performance, specifically a 2.1% decrease in RevPAR for hotels owned and operated for the entirety of both periods, as well as the management of short-term working capital. In addition, hotel operating cash flow decreased as a result of hotel dispositions during 2018.
Cash Flows (used in) provided by Investing Activities
Cash flows used in investing activities totaled $55.1 million for the three months ended March 31, 2019 compared to cash flows provided by investing activities of $122.6 million for the three months ended March 31, 2018. Cash flows provided by investing activities decreased due to $155.2 million of net proceeds received as a result of hotel dispositions during the three months ended March 31, 2018, whereas no hotel properties were sold during the three months ended March 31, 2019. Additionally, the Company’s investment in property and equipment, including development in process, increased $19.6 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Cash Flows used in Financing Activities
Cash flows used in financing activities totaled $46.3 million for the three months ended March 31, 2019 compared to $143.2 million for the three months ended March 31, 2018, a decrease of $96.9 million. Cash flows used in financing activities decreased primarily due to a $60.2 million decrease in net debt repayments and a $35.2 million decrease in Paired Share repurchases.

Sources and Uses of Cash – ESH REIT
The following cash flow table and comparisons are provided for ESH REIT:
Comparison of Three Months Ended March 31, 2019 and March 31, 2018
ESH REIT had total cash, cash equivalents and restricted cash of $159.4 million and $141.6 million at March 31, 2019 and 2018, respectively. The following table summarizes the changes in ESH REIT’s cash, cash equivalents and restricted cash as a result of operating, investing and financing activities for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018	Change ($)
Cash provided by (used in):
Operating activities	$102,366	$101,514	$852
Investing activities	(53,665)	125,543	(179,208)
Financing activities	(67,795)	(140,416)	72,621
Net increase in cash, cash equivalents and restricted cash	$(19,094)	$86,641	$(105,735)
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled $102.4 million for the three months ended March 31, 2019 compared to $101.5 million for the three months ended March 31, 2018, an increase of $0.9 million. This increase in cash flows from operating activities was primarily due to the management of short-term working capital.
Cash Flows (used in) provided by Investing Activities
Cash flows used in investing activities totaled $53.7 million for the three months ended March 31, 2019 compared to cash flows provided by investing activities of $125.5 million for the three months ended March 31, 2018. Cash flows provided by investing activities decreased due to $155.2 million of net proceeds received as a result of hotel dispositions during the three months ended March 31, 2018, whereas no hotel properties were sold during the three months ended March 31, 2019. Additionally, the Company’s investment in property and equipment, including development in process, increased $21.1 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Cash Flows used in Financing Activities
Cash flows used in financing activities totaled $67.8 million for the three months ended March 31, 2019 compared to $140.4 million for the three months ended March 31, 2018, a decrease of $72.6 million. Cash flows used in financing activities decreased primarily due to a $60.2 million decrease in net debt repayments and a $12.8 million decrease in Paired Share repurchases.
Capital Expenditures
We maintain each of our hotels in good repair and condition and in conformity with applicable laws and regulations. The cost of all improvements and significant alterations are generally made with cash flows from operations. During the three months ended March 31, 2019 and 2018, the Company incurred capital expenditures, including development and construction in process, of $55.3 million and $33.6 million, respectively. Capital expenditures during the three months ended March 31, 2019 and 2018 related to land acquisitions, development and construction in process, cyclical hotel renovations, ordinary hotel capital improvements and investments in information technology. Funding requirements for future capital expenditures, including future cyclical hotel renovations, repurposing and/or rebuilding certain of our hotel properties, building new hotels we expect to own and operate and acquiring and converting existing hotels to the Extended Stay America brand, either as a franchise or on our balance sheet, will be significant and are expected to be provided primarily from cash flows generated from operations or, to the extent necessary, the Corporation or ESH REIT revolving credit facilities, including the Unsecured Intercompany Facility and, in certain instances, proceeds from asset sales.
Hotel Renovation Program
In the fourth quarter of 2018, the Company commenced its current cyclical hotel renovation program. We completed our prior cyclical hotel renovation program in the second quarter of 2017. Each hotel is generally on a seven-year renovation cycle. Over the next seven years, we expect to renovate approximately 450 owned hotels. This renovation cycle is expected to provide each of the approximately 450 hotels one of four renovation packages. The renovation packages range from a base renovation for approximately $5,000 per room, which includes paint, lighting and soft goods, to a premium plus renovation for approximately $20,000 per room, which includes a base renovation as well as several additional components, such as new flooring, upgraded kitchens, bathrooms, new bed frames and soft seating. We expect to renovate an average of 60 to 70 hotels per year under the current renovation program, whereby the level of investment in each hotel will be determined by potential return based on multiple market and hotel specific variables.
As of March 31, 2019, we have substantially completed renovations at six hotels for $7.7 million. Also as of March 31, 2019, we are in the process of performing renovations at seven additional hotels, with total costs incurred for these and future renovations (consisting primarily of advance materials purchases) of $18.5 million.
Our Indebtedness
As of March 31, 2019, the Company’s total indebtedness was $2.4 billion, net of unamortized deferred financing costs and debt discounts, including $7.1 million of Corporation mandatorily redeemable preferred stock. ESH REIT’s total indebtedness at March 31, 2019 was $2.4 billion, net of unamortized deferred financing costs and debt discounts. See Note 7 to the audited consolidated financial statements of Extended Stay America, Inc. and Note 6 to the audited consolidated financial statements of ESH Hospitality, Inc., included in Item 8 of the 2018 Form10-K, for additional detail related to our debt obligations.
Off-Balance Sheet Arrangements
Neither the Corporation nor ESH REIT have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. See Note 11 to the condensed consolidated financial statements of Extended Stay America, Inc. and Note 10 to the condensed consolidated financial statements of ESH Hospitality, Inc., included in Item 1 of this combined quarterly report on Form 10-Q, for additional information with respect to commitments and contingencies, including lease obligations.
Critical Accounting Policies
Our discussion and analysis of our historical financial condition and results of operations is based on the Company’s and ESH REIT’s historical condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual results may differ significantly from these estimates and assumptions. We believe the following accounting policies, which are described in detail in Note 2 to each of the audited consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 8 of the 2018 Form 10-K, require material subjective or complex judgments and have the most significant impact on the Company’s and ESH REIT’s financial condition and results of operations: property and equipment, investments, rental revenue recognition, income taxes and equity-based compensation. We evaluate estimates, assumptions and judgments on an ongoing basis, based on information that is then available to us, our experience and various matters that we believe are reasonable and appropriate for consideration under the circumstances.

Recent Accounting Pronouncements
For a discussion of recently issued accounting standards, see Note 2 to each of the condensed consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 1 of this combined quarterly report on Form 10-Q.
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
The Corporation
As of March 31, 2019, the Corporation had minimal exposure to market risk from changes in interest rates because it had no variable rate debt as there were no outstanding amounts drawn on the Corporation’s revolving credit facility. The Corporation’s exposure to market risk from changes in interest rates may increase in future periods should the Corporation incur variable rate debt, including draws on the Corporation’s revolving credit facility.
ESH REIT
As of March 31, 2019, $1.1 billion of ESH REIT’s outstanding debt of $2.4 billion, net of unamortized deferred financing costs and debt discounts, had a variable interest rate. ESH REIT is a counterparty to an interest rate swap at a fixed rate of 1.175%. The notional amount of the interest rate swap as of March 31, 2019 was $250.0 million, which is reduced by $50.0 million every six months until the swap matures in September 2021. The remaining $883.8 million of outstanding variable interest rate debt not subject to the interest rate swap remains subject to interest rate risk. If market rates of interest were to fluctuate by 1.0%, interest expense would increase or decrease by $8.8 million annually, assuming that the amount outstanding under ESH REIT’s unhedged variable interest rate debt remains at $883.8 million.

Item 4. Controls and Procedures

Controls and Procedures (Extended Stay America, Inc.)
Disclosure Controls and Procedures
As of March 31, 2019, Extended Stay America, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of Extended Stay America, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of Extended Stay America, Inc. concluded that the disclosure controls and procedures of Extended Stay America, Inc. were effective to ensure that information required to be disclosed in the reports that Extended Stay America, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of Extended Stay America, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Controls and Procedures (ESH Hospitality, Inc.)
Disclosure Controls and Procedures
As of March 31, 2019, ESH Hospitality, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of ESH Hospitality, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of ESH Hospitality, Inc. concluded that the disclosure controls and procedures of ESH Hospitality, Inc. were effective to ensure that information required to be disclosed in the reports that ESH Hospitality, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of ESH Hospitality, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in ESH Hospitality, Inc.’s internal control over financial reporting that occurred during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, ESH Hospitality, Inc.’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

We are from time to time subject to various litigation and claims incidental to our business. We recognize a liability when we believe a loss is probable and can be reasonably estimated. However, the ultimate result of litigation and claims cannot be predicted with certainty.
As of March 31, 2019, the following six purported class action lawsuits have been filed against the Company:

Date of Filing	Plaintiff(s)	Defendant(s)	Court
March 27, 2018	Tracy Reid, on behalf of himself, all others similarly situated	ESA Management, LLC	US District Court, Northern District of California
June 8, 2018	Franisha Beasley and Stephanie Randall, individually and on behalf of others similarly situated	ESA Management, LLC	US District Court, Northern District of California
July 13, 2018	Adrienne Liggins, individually and on behalf of others similarly situated and aggrieved	ESA Management, LLC, Extended Stay America - Anaheim Convention Center	US District Court, Northern District of California
July 13, 2018	Bridget Liggins, individually and on behalf of others similarly situated and aggrieved	ESA Management, LLC	State of California, Orange County Superior Court
August 21, 2018	Sandra Arizmendi, an individual, on behalf of the State of California, as private attorney general, and on behalf of all others similarly situated	ESA Management, LLC	US District Court, Northern District of California
January 18, 2019	Lisa M. Sanchez, individually and on behalf of all others similarly situated	Extended Stay America, Inc. and ESA Management, LLC	State of California, Orange County Superior Court
 The complaints allege, among other things, failure to provide meal and rest periods, wage and hour violations and violations of the Fair Credit Reporting Act.  The complaints seek, among other relief, collective and class certification of the lawsuits, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the court might find just and proper. We believe that we have meritorious defenses and are prepared to vigorously defend the lawsuits. While we believe it is reasonably possible that we may incur losses associated with the above described lawsuits, it is not possible to estimate the amount of loss or range of loss, if any, that might result from adverse judgments, settlements or other resolution of these lawsuits based on the early stage of these lawsuits, the uncertainty as to the certification of a class or classes and the size of any certified class, if applicable, and the lack of resolution of significant factual and legal issues. However, depending on the amount and timing, an unfavorable resolution of some or all of these lawsuits could have a material adverse effect on the Company’s condensed consolidated financial statements, results of operations or liquidity in a future period.
We are also subject to various other litigation and claims incidental to our business. We believe we have adequate reserves against such matters. In the opinion of management, such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s condensed consolidated financial statements, results of operations or liquidity or on ESH REIT’s condensed consolidated financial statements, results of operations or liquidity.
Item 1A. Risk Factors
There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the 2018 Form 10-K, which is accessible on the SEC’s website at www.sec.gov.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuers and Affiliated Purchasers
Paired Share Repurchase Program
No Paired Shares were repurchased during the quarter ended March 31, 2019. In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program. As a result of several increases in authorized amounts and program extensions, the combined Paired Share repurchase program currently authorizes the Corporation and ESH REIT to purchase up to $400 million in Paired Shares through December 31, 2019. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of April 26, 2019, $112.5 million is remaining under the combined Paired Share repurchase program.

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

EXTENDED STAY AMERICA, INC.

Date: May 1, 2019	By:	/s/ Jonathan S. Halkyard
Jonathan S. Halkyard
President and Chief Executive Officer

Date: May 1, 2019	By:	/s/ Brian T. Nicholson
Brian T. Nicholson
Chief Financial Officer

ESH HOSPITALITY, INC.

Date: May 1, 2019	By:	/s/ Jonathan S. Halkyard
Jonathan S. Halkyard
President and Chief Executive Officer

Date: May 1, 2019	By:	/s/ Brian T. Nicholson
Brian T. Nicholson
Chief Financial Officer