Form 10-Q
period 2019-06-30
Extended Stay America, Inc.; ESH Hospitality, Inc.
filed 2019-08-06
CIK 1581164, 1507563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number:	001-36190	Commission File Number:	001-36191

Extended Stay America, Inc.	ESH Hospitality, Inc.
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

Delaware	Delaware
(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation or organization)
46-3140312	27-3559821
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)
11525 N. Community House Road, Suite 100	11525 N. Community House Road, Suite 100
Charlotte	Charlotte
North Carolina	North Carolina
28277	28277
(Address of principal executive offices, zip code)	(Address of principal executive offices, zip code)

(980)	345-1600	(980)	345-1600
(Registrant’s telephone number, including area code)		(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share, of Extended Stay America, Inc.	STAY	Nasdaq Global Select Market
and Class B Common Stock, par value $0.01 per share, of ESH Hospitality, Inc., which are attached and trade together as Paired Shares

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
188,420,319 shares of common stock, par value $0.01 per share, of Extended Stay America, Inc., which are attached to and traded together with 188,420,319 shares of Class B common stock, par value $0.01 per share, of ESH Hospitality, Inc., and 250,493,583 shares of Class A common stock, par value $0.01 per share, of ESH Hospitality, Inc., were all outstanding as of July 31, 2019.

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

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2019 AND DECEMBER 31, 2018
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $1,300,518 and $1,218,105	$3,458,238	$3,453,632
RESTRICTED CASH	16,024	15,878
CASH AND CASH EQUIVALENTS	286,616	287,458
INTANGIBLE ASSETS - Net of accumulated amortization of $11,896 and $11,065	31,994	28,714
GOODWILL	45,192	45,192
ACCOUNTS RECEIVABLE - Net of allowance for doubtful accounts of $2,414 and $2,075	23,233	19,769
DEFERRED TAX ASSETS	10,286	7,309
OTHER ASSETS	67,982	66,258
TOTAL ASSETS	$3,939,565	$3,924,210
LIABILITIES AND EQUITY
LIABILITIES:
Term loan facility payable - Net of unamortized deferred financing costs and debt discount of $13,285 and $14,879	$1,117,624	$1,121,713
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $24,137 and $26,206	1,275,863	1,273,794
Mandatorily redeemable preferred stock - $0.01 par value, $1,000 redemption value, 8.0%, 350,000,000 shares authorized, 7,130 shares issued and outstanding	7,130	7,130
Finance lease liabilities	3,440	3,360
Accounts payable and accrued liabilities	222,485	207,574
Total liabilities	2,626,542	2,613,571
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY:
Common stock - $0.01 par value, 3,500,000,000 shares authorized, 188,412,376 and 188,219,605 shares issued and outstanding	1,884	1,882
Additional paid in capital	751,467	749,219
Retained earnings	77,551	32,432
Accumulated other comprehensive income	789	2,488
Total Extended Stay America, Inc. shareholders’ equity	831,691	786,021
Noncontrolling interests	481,332	524,618
Total equity	1,313,023	1,310,639
TOTAL LIABILITIES AND EQUITY	$3,939,565	$3,924,210
See accompanying notes to condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES:
Room revenues	$311,614	$326,948	$578,660	$617,158
Other hotel revenues	6,070	5,492	11,373	10,767
Franchise and management fees	1,447	861	2,672	1,276
	319,131	333,301	592,705	629,201
Other revenues from franchised and managed properties	4,526	3,200	8,621	5,067
Total revenues	323,657	336,501	601,326	634,268
OPERATING EXPENSES:
Hotel operating expenses	146,907	144,054	284,198	286,684
General and administrative expenses	22,287	23,507	45,314	48,468
Depreciation and amortization	49,017	53,499	97,795	107,514
Impairment of long-lived assets	—	—	—	43,600
	218,211	221,060	427,307	486,266
Other expenses from franchised and managed properties	4,996	3,394	9,643	5,313
Total operating expenses	223,207	224,454	436,950	491,579
GAIN ON SALE OF HOTEL PROPERTIES (Note 4)	—	—	—	38,082
OTHER INCOME	1	457	28	462
INCOME FROM OPERATIONS	100,451	112,504	164,404	181,233
OTHER NON-OPERATING (INCOME) EXPENSE	(171)	102	(349)	299
INTEREST EXPENSE, NET	29,766	32,425	59,370	64,065
INCOME BEFORE INCOME TAX EXPENSE	70,856	79,977	105,383	116,869
INCOME TAX EXPENSE	11,198	14,407	17,321	20,204
NET INCOME	59,658	65,570	88,062	96,665
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(6,161)	(514)	(12,631)	(16,757)
NET INCOME ATTRIBUTABLE TO EXTENDED STAY AMERICA, INC. COMMON SHAREHOLDERS	$53,497	$65,056	$75,431	$79,908
NET INCOME PER EXTENDED STAY AMERICA, INC. COMMON SHARE:
Basic	$0.28	$0.34	$0.40	$0.42
Diluted	$0.28	$0.34	$0.40	$0.42
WEIGHTED-AVERAGE EXTENDED STAY AMERICA, INC. COMMON SHARES OUTSTANDING:
Basic	188,450	189,626	188,399	190,197
Diluted	188,813	190,183	188,695	190,709
See accompanying notes to condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
NET INCOME	$59,658	$65,570	$88,062	$96,665
OTHER COMPREHENSIVE INCOME, NET OF TAX:
FOREIGN CURRENCY TRANSLATION ADJUSTMENT:
FOREIGN CURRENCY TRANSLATION LOSS	—	—	—	(52)

DERIVATIVE ADJUSTMENT:
INTEREST RATE CASH FLOW HEDGE (LOSS) GAIN, NET OF TAX OF $(343), $41, $(591) and $215	(1,984)	211	(3,422)	1,909

COMPREHENSIVE INCOME	57,674	65,781	84,640	98,522
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(5,162)	(622)	(10,908)	(17,679)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EXTENDED STAY AMERICA, INC. COMMON SHAREHOLDERS	$52,512	$65,159	$73,732	$80,843
See accompanying notes to condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(In thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - April 1, 2018	190,632	$1,906	$759,042	$(6,242)	$3,521	$758,227	$543,445	$1,301,672
Net income	—	—	—	65,056	—	65,056	514	65,570
Interest rate cash flow hedge gain, net of tax	—	—	—	—	103	103	108	211
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(1,638)	(16)	—	(20,875)	—	(20,891)	(11,932)	(32,823)
Corporation common distributions - $0.06 per common share	—	—	(6,719)	(4,686)	—	(11,405)	—	(11,405)
ESH REIT common distributions - $0.16 per Class B common share	—	—	—	—	—	—	(30,432)	(30,432)
ESH REIT preferred distributions	—	—	—	—	—	—	(4)	(4)
Adjustment to noncontrolling interest for change in ownership of ESH REIT	—	—	(4,709)	—	—	(4,709)	4,709	—
Equity-based compensation	—	—	1,092	—	—	1,092	720	1,812
BALANCE - June 30, 2018	188,994	$1,890	$748,706	$33,253	$3,624	$787,473	$507,128	$1,294,601

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - April 1, 2019	188,403	$1,884	$750,135	$41,116	$1,774	$794,909	$501,742	$1,296,651
Net income	—	—	—	53,497	—	53,497	6,161	59,658
Interest rate cash flow hedge loss, net of tax	—	—	—	—	(985)	(985)	(999)	(1,984)
Corporation common distributions - $0.09 per common share	—	—	—	(17,062)	—	(17,062)	—	(17,062)
ESH REIT common distributions - $0.14 per Class B common share	—	—	—	—	—	—	(26,542)	(26,542)
ESH REIT preferred distributions	—	—	—	—	—	—	(4)	(4)
Adjustment to noncontrolling interest for change in ownership of ESH REIT	—	—	(75)	—	—	(75)	75	—
Equity-based compensation	9	—	1,407	—	—	1,407	899	2,306
BALANCE - June 30, 2019	188,412	$1,884	$751,467	$77,551	$789	$831,691	$481,332	$1,313,023

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Extended Stay America, Inc. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE - January 1, 2018	192,100	$1,921	$768,679	$6,917	$3,066	$780,583	$565,264	$1,345,847
Net income	—	—	—	79,908	—	79,908	16,757	96,665
Foreign currency translation loss, net of tax	—	—	—	—	(52)	(52)	—	(52)
Cumulative effect adjustment of ASU 2017-12	—	—	—	377	(377)	—	—	—
Interest rate cash flow hedge gain, net of tax	—	—	—	—	987	987	922	1,909
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(3,428)	(34)	—	(43,238)	—	(43,272)	(24,730)	(68,002)
Corporation common distributions - $0.12 per common share	—	—	(12,196)	(10,711)	—	(22,907)	—	(22,907)
ESH REIT common distributions - $0.31 per Class B common share	—	—	—	—	—	—	(59,200)	(59,200)
ESH REIT preferred distributions	—	—	—	—	—	—	(8)	(8)
Adjustment to noncontrolling interest for change in ownership of ESH REIT	—	—	(6,542)	—	—	(6,542)	6,542	—
Equity-based compensation	322	3	(1,235)	—	—	(1,232)	1,581	349
BALANCE - June 30, 2018	188,994	$1,890	$748,706	$33,253	$3,624	$787,473	$507,128	$1,294,601

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Extended Stay America, Inc. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE - January 1, 2019	188,219	$1,882	$749,219	$32,432	$2,488	$786,021	$524,618	$1,310,639
Net income	—	—	—	75,431	—	75,431	12,631	88,062
Interest rate cash flow hedge loss, net of tax	—	—	—	—	(1,699)	(1,699)	(1,723)	(3,422)
Corporation common distributions - $0.16 per common share	—	—	—	(30,312)	—	(30,312)	—	(30,312)
ESH REIT common distributions - $0.29 per Class B common share	—	—	—	—	—	—	(54,940)	(54,940)
ESH REIT preferred distributions	—	—	—	—	—	—	(8)	(8)
Adjustment to noncontrolling interest for change in ownership of ESH REIT	—	—	400	—	—	400	(400)	—
Equity-based compensation	193	2	1,848	—	—	1,850	1,154	3,004
BALANCE - June 30, 2019	188,412	$1,884	$751,467	$77,551	$789	$831,691	$481,332	$1,313,023
See accompanying notes to condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$88,062	$96,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,795	107,514
Foreign currency transaction (gain) loss	(349)	299
Amortization and write-off of deferred financing costs and debt discount	3,993	4,621
Amortization and write-off of above-market ground leases	—	(68)
Debt prepayment and extinguishment costs	—	1,183
Loss on disposal of property and equipment	3,377	668
Gain on sale of hotel properties	—	(38,082)
Impairment of long-lived assets	—	43,600
Equity-based compensation	4,255	4,188
Deferred income tax benefit	(2,385)	(6,916)
Changes in assets and liabilities:
Accounts receivable, net	(3,464)	(2,088)
Other assets	(3,331)	921
Accounts payable and accrued liabilities	16,144	16,143
Net cash provided by operating activities	204,097	228,648
INVESTING ACTIVITIES:
Purchases of property and equipment	(84,785)	(71,003)
Acquisition of hotel property	—	(12,729)
Development in process payments	(21,841)	(6,009)
Payment for intangible assets	(6,296)	—
Proceeds from sale of hotel properties	—	155,244
Proceeds from insurance and related recoveries	613	4,362
Net cash (used in) provided by investing activities	(112,309)	69,865
FINANCING ACTIVITIES:
Principal payments on term loan facilities	(5,683)	(66,112)
Principal payments on finance leases	(58)	—
Debt prepayment and extinguishment costs	—	(1,183)
Tax withholdings related to restricted stock unit settlements	(1,571)	(3,894)
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	—	(68,002)
Corporation common distributions	(30,287)	(23,156)
ESH REIT common distributions	(54,938)	(59,606)
ESH REIT preferred distributions	(8)	(8)
Net cash used in financing activities	(92,545)	(221,961)
CHANGES IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH DUE TO CHANGES IN FOREIGN CURRENCY EXCHANGE RATES	61	(88)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(696)	76,464
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of period	303,336	150,974
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - End of period	$302,640	$227,438
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties, net of capitalized interest of $751 and $129	$57,902	$58,869
Cash payments for income taxes, net of refunds of $0 and $96	$16,583	$18,130
Operating cash payments for finance leases	$122	$—
Operating cash payments for operating leases	$1,380	$—
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable and accrued liabilities	$27,618	$20,023
Additions to finance lease right-of-use assets and liabilities	$109	$—
Corporation common distributions included in accounts payable and accrued liabilities	$380	$288
ESH REIT common distributions included in accounts payable and accrued liabilities	$794	$578
See accompanying notes to condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2019 AND DECEMBER 31, 2018 AND FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2019 AND 2018
(Unaudited)

1.	BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION
Extended Stay America, Inc. (the “Corporation”) was incorporated in the state of Delaware on July 8, 2013. ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. The Corporation owns, and is expected to continue to own, all of the issued and outstanding Class A common stock of ESH REIT, which, as of June 30, 2019, represents 57% of the outstanding common stock of ESH REIT. Due to its controlling interest in ESH REIT, the Corporation consolidates the financial position, results of operations, comprehensive income and cash flows of ESH REIT. The term, “the Company,” as used herein refers to the Corporation and its consolidated subsidiaries, including ESH REIT.
A “Paired Share” consists of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. Each outstanding share of Corporation common stock is attached to and trades with one share of ESH REIT Class B common stock.
The Company is an integrated owner/operator of Extended Stay America-branded hotels and is also engaged in franchising and managing extended stay hotels for third parties in the U.S. As of June 30, 2019 and December 31, 2018, the Company owned and operated 554 hotel properties in 40 U.S. states, consisting of approximately 61,500 rooms. As of June 30, 2019 and December 31, 2018, the Company franchised and/or managed 74 and 73 hotel properties for third parties, consisting of approximately 7,600 and 7,500 rooms, respectively. All 628 system-wide hotels are operated under the Extended Stay America brand.
Hotel properties are owned by subsidiaries of ESH REIT and are operated by subsidiaries of the Corporation (the “Operating Lessees”) pursuant to leases between subsidiaries of ESH REIT and the Operating Lessees. The hotels are managed by ESA Management LLC (“ESA Management”), a subsidiary of the Corporation, which also manages hotels on behalf of third parties. The Extended Stay America brand is owned by ESH Hospitality Strategies LLC (“ESH Strategies”), also a subsidiary of the Corporation. ESH Strategies licenses the brand and intellectual property to its subsidiaries, ESH Strategies Branding LLC and ESH Strategies Franchise LLC, which license them to the Operating Lessees and third parties, respectively.
As of June 30, 2019 and December 31, 2018, the Corporation had 188.4 million shares and 188.2 million shares of common stock outstanding, respectively. As of June 30, 2019 and December 31, 2018, ESH REIT’s common equity consisted of the following: (i) 250.5 million shares of Class A common stock outstanding (57% of its common equity), all of which were owned by the Corporation, and (ii) 188.4 million shares and 188.2 million shares of Class B common stock outstanding, respectively (43% of its common equity).
Paired Share Repurchase Program—In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program. As a result of several increases in authorized amounts and program extensions, as of June 30, 2019, the combined Paired Share repurchase program authorized the Corporation and ESH REIT to purchase up to $400 million in Paired Shares through December 31, 2019. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of June 30, 2019, the Corporation and ESH REIT had repurchased and retired 17.3 million Paired Shares for $180.1 million and $107.5 million, respectively, and $112.5 million remained available under the combined Paired Share repurchase program.
Basis of Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and include the financial position, results of operations, comprehensive income, changes in equity and cash flows of the Corporation and its consolidated subsidiaries, including ESH REIT. Third-party equity interests in consolidated subsidiaries are presented as noncontrolling interests. Despite the fact that each share of Corporation common stock is paired on a one-for-one basis with each share of ESH REIT Class B common stock, the Corporation does not own ESH REIT Class B common stock; therefore, ESH REIT Class B common stock represents a third-party equity interest. As such, the rights associated with ESH REIT Class B common stock, along with other third-party equity interests in ESH REIT, are presented as noncontrolling interests in the accompanying condensed consolidated financial statements. Changes in ownership interests in a consolidated subsidiary that do not result in a loss of control are accounted for as equity transactions. All intercompany accounts and transactions have been eliminated.
With respect to the condensed consolidated balance sheets, statements of operations and statements of cash flows and the segments disclosure (see Note 10), certain prior period amounts have been reclassified for comparability to current period presentation. In the condensed consolidated statements of operations, other revenues from franchised and managed properties for the three and six months ended June 30, 2019, include $0.6 million and $0.8 million, respectively, that was included in franchise and management fees as originally presented. Other expenses from franchised and managed properties for the three and six months ended June 30, 2018, include $0.8 million and $1.0 million, respectively, that was included in general and administrative expenses as originally presented.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Presentation—Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP have been condensed or omitted in the accompanying condensed consolidated financial statements. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2018, included in the combined annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2019.
The accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of June 30, 2019, the results of the Company’s operations, comprehensive income and changes in equity for the three and six months ended June 30, 2019 and 2018 and cash flows for the six months ended June 30, 2019 and 2018. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations, as well as the impact of acquisitions, dispositions and hotel renovations.
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
Management assesses the performance of long-lived assets for potential impairment quarterly, as well as when events or changes in circumstances indicate the carrying amount of an asset, or group of assets, may not be recoverable. Recoverability of property and equipment is measured by a comparison of the carrying amount of a hotel property (or group of hotel properties) to the estimated future undiscounted cash flows expected to be generated by the hotel property (or group of hotel properties). Impairment is recognized when estimated future undiscounted cash flows, including expected proceeds from disposition, are less than the carrying value of the hotel property (or group of hotel properties). To the extent that a hotel property (or group of hotel properties) is impaired, the excess carrying amount over its estimated fair value is recognized as an impairment charge and reduces income from operations. Fair value is determined based upon the discounted cash flows of the hotel property (or group of hotel properties), bids, quoted market prices or independent appraisals, as considered necessary. The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, an impairment charge could occur in a future period (see Note 5).

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
Certain revenues are generated through third-party intermediaries or distribution channels (i.e., online travel agents). Regardless of the basis on which the Company is compensated (i.e., gross or net), the Company is responsible for fulfilling the promise to provide the hotel room and related services to the guest and retains inventory risk. Since the Company controls the inventory and services provided and because third-party intermediaries are typically not contractually required to guarantee room night consumption, the Company is the principal in these transactions. As such, the Company is required to record revenue at an amount equal to the price charged to the guest (i.e., on a gross basis). Third-party intermediaries that pay the Company directly (i.e., on a net basis) typically charge the guest additional fees, blend the room offering with other offerings at amounts which are not allocable and may adjust the price without the Company’s approval. As such, the Company is unable to calculate the room rate charged to the guest. Since any estimate the Company would make has significant uncertainty that ultimately would not be resolved, despite its role as principal, in these instances the Company records revenue equal to the amount paid by the third-party intermediaries (i.e., the net amount).
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

◦
Indirect costs incurred with respect to franchise agreements include costs associated with certain shared system-wide platforms (i.e., system services), such as marketing, technology infrastructure, central reservations, national sales and revenue management systems. The Company is reimbursed for indirect costs through a system service, or program, fee based on a percentage of a hotel’s monthly revenue. System service fees are recognized over time as franchisees derive value from the license to use these processes and systems. The Company has discretion over how it spends system service fees and is the principal with respect to these services. Revenue is recognized on a gross basis; expense is recognized as incurred. Over time, the Company manages system services to break-even, but the timing of revenue will typically not align with the expense to operate the programs.

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
Segments—The Company has two reportable operating segments based on the manner in which we evaluate our business: (i) owned hotels and (ii) franchise and management. The Company assesses the performance of these segments on an individual basis (see Note 10).
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
Compensation—Stock Compensation—In June 2018, the FASB issued an accounting standards update which expands the scope of Topic 718, Stock Compensation, to include share-based payments granted to non-employees in exchange for goods or services. The new guidance simplifies the accounting for share-based payments granted to non-employees for goods or services by aligning it with the accounting for share-based payments granted to employees, with certain exceptions. Under the new guidance, non-employee share-based payment awards included within the scope of Topic 718 will be measured at the grant-date fair value of the equity instruments. In addition, classification of non-employee share-based payment awards will be subject to the requirements of Topic 718 unless modified after the good has been delivered and/or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. This approach will eliminate the requirement to reassess classification of such awards upon vesting. The Company adopted this update on January 1, 2019, using a retrospective method. The adoption of this update did not have a material effect on the Company’s condensed consolidated financial statements.
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
Leases—ASC 842, Leases, introduced a lessee model that requires a right-of-use asset and lease obligation to be presented on the balance sheet for all leases, whether operating or financing. The Company adopted ASC 842 on January 1, 2019, using the modified retrospective approach with the Comparatives Under 840 Option, whereby the Company applied the standard at the beginning of the period of adoption and has presented financial information for periods prior to January 1, 2019 in accordance with prior guidance. Upon adoption, the Company elected practical expedients related to (i) the identification and classification of leases that commenced before the effective date, (ii) initial direct costs for leases that commenced before the effective date, (iii) the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset, (iv) land easements and (v) the evaluation of lease and non-lease components of a contract.
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
Basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of the Corporation’s unrestricted common stock outstanding. Diluted net income per share is computed by dividing net income available to common shareholders, as adjusted for potentially dilutive securities, by the weighted-average number of shares of unrestricted common stock outstanding plus other potentially dilutive securities. Dilutive securities include certain equity-based awards (see Note 13) and are included in the calculation provided that the inclusion of such securities is not anti-dilutive.
The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income available to Extended Stay America, Inc. common shareholders - basic	$53,497	$65,056	$75,431	$79,908
Income attributable to noncontrolling interests assuming conversion	(7)	(1)	(12)	(26)
Net income available to Extended Stay America, Inc. common shareholders - diluted	$53,490	$65,055	$75,419	$79,882
Denominator:
Weighted-average number of Extended Stay America, Inc. common shares outstanding - basic	188,450	189,626	188,399	190,197
Dilutive securities	363	557	296	512
Weighted-average number of Extended Stay America, Inc. common shares outstanding - diluted	188,813	190,183	188,695	190,709
Net income per Extended Stay America, Inc. common share - basic	$0.28	$0.34	$0.40	$0.42
Net income per Extended Stay America, Inc. common share - diluted	$0.28	$0.34	$0.40	$0.42

4.	HOTEL DISPOSITIONS
No hotels were sold during the three or six months ended June 30, 2019. The table below summarizes hotel dispositions during the year ended December 31, 2018 (in thousands, except number of hotels and number of rooms). None of the 2018 dispositions were reported as discontinued operations.

Year	Brand	Location	Month Sold	Number of Hotels	Number of Rooms	Net Proceeds	Gain (Loss) on Sale		Franchised/Managed (1)
2018	Extended Stay America	Various	November	14	1,369	$34,855	$1,331	(2)	Yes
2018	Extended Stay America	Various	September	16	1,680	60,710	6,293	(2)	Yes
2018	Extended Stay America	Various	September	16	1,776	58,144	(3,014)	(2)	Yes
2018	Extended Stay America	Various	February	25	2,430	111,156	6,810	(2)	Yes
2018	Extended Stay America	Texas	March	1	101	44,090	31,058		Yes	(3)
________________________________

(1)	As of June 30, 2019.

(2)	Net of impairment charges of $16.8 million, $24.3 million, $6.3 million and $2.1 million, respectively, recognized prior to sale.

(3)	Remaining term of franchise or management agreement is less than one year.
During the three and six months ended June 30, 2018, disposed hotel properties contributed total room and other hotel revenues, total operating expenses and loss before income tax expense as follows (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Total room and other hotel revenues	$16,107	$34,807
Total operating expenses (1)	12,481	66,095
Gain (loss) before income tax expense (1)	3,626	(31,288)
________________________________

(1)	Includes impairment charges of $0 and $37.4 million for the three and six months ended June 30, 2018.

5.	PROPERTY AND EQUIPMENT
Net investment in property and equipment as of June 30, 2019 and December 31, 2018, consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Hotel properties:
Land and site improvements (1)	$1,217,149	$1,215,710
Building and improvements	2,747,230	2,729,661
Furniture, fixtures and equipment	717,774	674,545
Total hotel properties	4,682,153	4,619,916
Development in process (2)	51,199	27,174
Corporate furniture, fixtures, equipment and other	23,729	22,972
Undeveloped land parcel	1,675	1,675
Total cost	4,758,756	4,671,737
Less accumulated depreciation:
Hotel properties	(1,281,821)	(1,201,260)
Corporate furniture, fixtures, equipment and other	(18,697)	(16,845)
Total accumulated depreciation	(1,300,518)	(1,218,105)
Property and equipment - net	$3,458,238	$3,453,632

_________________________________

(1)	Includes finance lease asset of $3.2 million as of June 30, 2019 and December 31, 2018.

(2)	Includes finance lease asset of $0.8 million and $0.6 million as of June 30, 2019 and December 31, 2018, respectively.
As of June 30, 2019 and December 31, 2018, development in process consisted of 13 and 11 land parcels, respectively, which are in various phases of construction and/or development.
No impairment charges were recognized during the three and six months ended June 30, 2019 and the three months ended June 30, 2018. During the six months ended June 30, 2018, the Company recognized $43.6 million of impairment charges for 21 hotels generally located in the Midwestern U.S., the majority of which were incurred in connection with evaluating the potential sale of certain non-core assets.
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

6.	INTANGIBLE ASSETS AND GOODWILL
The Company’s intangible assets and goodwill as of June 30, 2019 and December 31, 2018, consist of the following (dollars in thousands):

	June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—customer relationships	$26,800	$(11,699)	$15,101
Definite-lived intangible assets—software license	4,607	(197)	4,410
Definite-lived intangible assets—software license in process	2,321	—	2,321
Indefinite-lived intangible assets—trademarks	10,162	—	10,162
Total intangible assets	43,890	(11,896)	31,994
Goodwill	45,192	—	45,192
Total intangible assets and goodwill	$89,082	$(11,896)	$77,186

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—customer relationships	$26,800	$(11,029)	$15,771
Definite-lived intangible assets—software license	1,926	(36)	1,890
Definite-lived intangible assets—software license in process	870	—	870
Indefinite-lived intangible assets—trademarks	10,183	—	10,183
Total intangible assets	39,779	(11,065)	28,714
Goodwill	45,192	—	45,192
Total intangible assets and goodwill	$84,971	$(11,065)	$73,906

The remaining weighted-average amortization period for amortizing intangible assets is approximately 11 years as of June 30, 2019. Estimated future amortization expense for amortizing intangible assets is as follows (in thousands):

Years Ending December 31,
Remainder of 2019	$936
2020	1,869
2021	1,869
2022	1,869
2023	1,869
2024	1,869
Thereafter	9,230
Total	$19,511

7.	DEBT
Summary - The Company’s outstanding debt, net of unamortized debt discount and unamortized deferred financing costs, as of June 30, 2019 and December 31, 2018, consists of the following (dollars in thousands):

	Stated Amount(1)	Carrying Amount				Unamortized Deferred Financing Costs
Loan		June 30, 2019		December 31, 2018		June 30, 2019		December 31, 2018		Stated Interest Rate	Maturity Date
Term loan facility
ESH REIT Term Facility	$1,300,000	$1,127,040	(2)	$1,132,259	(2)	$9,416		$10,546		LIBOR(3) + 2.00%	8/30/2023	(1)
Senior notes
2025 Notes	1,300,000	1,292,329	(4)	1,291,671	(4)	16,466		17,877		5.25%	5/1/2025
Revolving credit facilities
ESH REIT Revolving Credit Facility	350,000	—		—		1,193	(5)	1,469	(5)	LIBOR(3) + 2.75%	8/30/2021
Corporation Revolving Credit Facility	50,000	—		—		237	(5)	292	(5)	LIBOR(3) + 3.00%	8/30/2021
Unsecured Intercompany Facility
Unsecured Intercompany Facility(6)	75,000	—		—		—		—		5.00%	8/30/2023
Total		$2,419,369		$2,423,930		$27,312		$30,184
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

(2)	ESH REIT Term Facility is presented net of an unamortized debt discount of $3.9 million and $4.3 million as of June 30, 2019 and December 31, 2018, respectively.

(3)
As of June 30, 2019 and December 31, 2018, one-month LIBOR was 2.40% and 2.50%, respectively. As of June 30, 2019, $250.0 million of the ESH REIT Term Facility is subject to an interest rate swap at a fixed rate of 1.175%.

(4)	The 2025 Notes (as defined below) are presented net of an unamortized debt discount of $7.7 million and $8.3 million as of June 30, 2019 and December 31, 2018, respectively.

(5)	Unamortized deferred financing costs related to revolving credit facilities are included in other assets in the accompanying condensed consolidated balance sheets.

(6)	Any outstanding debt balances and interest expense, as applicable, owed from ESH REIT to the Corporation eliminate in consolidation.
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
ESH REIT Revolving Credit Facility—The ESH REIT Revolving Credit Facility provides for the issuance of up to $50.0 million of letters of credit. Borrowings under the facility bear interest at a rate equal to (i) LIBOR plus a spread that ranges from 2.25% to 2.75% based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined, or (ii) a base rate, as defined, plus a spread that ranges from 1.25% to 1.75% based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined. In addition to paying interest on outstanding principal, ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance. ESH REIT is also required to pay customary letter of credit fees and agency fees. As of June 30, 2019, ESH REIT had no letters of credit outstanding under the facility and available borrowing capacity of $350.0 million.

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
Corporation Revolving Credit Facility
In August 2016, the Corporation entered into a revolving credit facility agreement, as may be amended and supplemented from time to time (the “Corporation Revolving Credit Facility”), providing for the issuance of up to $50.0 million of letters of credit as well as borrowing on same day notice, referred to as swingline loans, in an amount of up to $20.0 million. Borrowings under the facility bear interest at a rate equal to (i) LIBOR plus 3.00% or (ii) a base rate, as defined, plus 2.00%. In addition to paying interest on outstanding principal, the Corporation incurs a fee of 0.35% or 0.175% on the unutilized revolver balance. The Corporation is also required to pay customary letter of credit fees and agency fees. As of June 30, 2019, the Corporation had one letter of credit outstanding under the facility of $0.2 million and available borrowing capacity of $49.8 million.
Unsecured Intercompany Facility
In August 2016, ESH REIT, as borrower, and the Corporation, as lender, entered into an unsecured intercompany credit facility (the “Unsecured Intercompany Facility”). As of June 30, 2019 and December 31, 2018, the amount outstanding under the facility was $0. Under the Unsecured Intercompany Facility, ESH REIT may borrow up to $300.0 million, plus additional amounts, in each case subject to certain conditions. Loans under the facility bear interest at an annual rate of 5.00%. ESH REIT has the option to prepay outstanding balances under the facility without penalty.
Covenants
The ESH REIT Credit Facilities, the 2025 Notes, the Corporation Revolving Credit Facility and the Unsecured Intercompany Facility contain a number of restrictive covenants that, among other things and subject to certain exceptions, limit the Corporation’s or ESH REIT’s ability and the ability of their respective subsidiaries to engage in certain transactions. In addition, the ESH REIT Revolving Credit Facility and the Corporation Revolving Credit Facility contain financial covenants that, subject to certain conditions, require compliance with certain senior loan-to-value and consolidated leverage ratios. The agreements governing the Corporation’s and ESH REIT’s indebtedness also contain certain customary events of default, including, but not limited to, cross-defaults to certain other indebtedness and, in the case of the ESH REIT Credit Facilities and the Unsecured Intercompany Facility, certain material operating leases and management agreements. As of June 30, 2019, the Corporation and ESH REIT were in compliance with all covenants under their respective debt agreements.

Interest Expense, net—The components of net interest expense during the three and six months ended June 30, 2019 and 2018, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contractual interest (1)	$28,765	$29,076	$57,482	$58,038
Amortization of deferred financing costs and debt discount	1,996	1,997	3,993	4,012
Debt extinguishment and other costs (2)	405	1,477	806	2,197
Interest income	(1,400)	(125)	(2,911)	(182)
Total	$29,766	$32,425	$59,370	$64,065
______________________

(1)	Includes dividends on shares of mandatorily redeemable Corporation preferred stock and is net of capitalized interest of $0.4 million, $0.1 million, $0.8 million and $0.1 million, respectively.

(2)	Includes interest expense on finance leases (see Note 12) and unused facility fees.

Fair Value of Debt and Mandatorily Redeemable Preferred Stock—As of June 30, 2019 and December 31, 2018, the estimated fair value of the Company’s debt was $2.5 billion and $2.3 billion, respectively, and the estimated fair value of the Corporation’s 8.0% mandatorily redeemable preferred stock was $7.1 million and $7.0 million, respectively. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available, to the stated interest rates and spreads on the Company’s debt and the Corporation’s 8.0% mandatorily redeemable preferred stock.

8.	DERIVATIVE INSTRUMENTS
In September 2016, ESH REIT entered into a floating-to-fixed interest rate swap, as amended and supplemented from time to time, at a fixed rate of 1.175% and a floating rate of one-month LIBOR to manage its exposure to interest rate risk on a portion of the ESH REIT Term Facility. The notional amount of the interest rate swap as of June 30, 2019 was $250.0 million. The notional amount decreases by an additional $50.0 million every six months until the swap’s maturity in September 2021.
For the three and six months ended June 30, 2019, the Company received proceeds of $0.8 million and $1.8 million, respectively, and for the three and six months ended June 30, 2018, the Company received proceeds of $0.7 million and $1.1 million, respectively, that offset interest expense. As of June 30, 2019, $1.5 million is expected to be recognized through earnings over the following twelve months.
The table below presents the amounts and classification of the interest rate swap on the Company’s condensed consolidated financial statements (in thousands):

	Other assets	Accumulated other comprehensive income, net of tax		Interest expense, net
As of June 30, 2019	$1,776	$1,512	(1)
As of December 31, 2018	$5,789	$4,934	(2)
For the three months ended June 30, 2019				$(821)
For the three months ended June 30, 2018				$(664)
For the six months ended June 30, 2019				$(1,797)
For the six months ended June 30, 2018				$(1,085)
_______________________________

(1)	Changes during the six months ended June 30, 2019, on a pre-tax basis, consisted of changes in fair value of $(4.0) million.

(2)
Changes during the year ended December 31, 2018, on a pre-tax basis, consisted of changes in fair value of $(0.6) million and the cumulative effect adjustment of $(0.7) million recorded as a result of adopting ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, on January 1, 2018.

9.	REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table disaggregates room revenues generated from owned hotels by booking source for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018		2019	2018
Property direct	$80,043	$93,480		$153,587	$186,866
Central call center	78,091	79,202		143,628	147,665
Proprietary website	58,638	57,742		107,893	107,601
Third-party intermediaries	83,744	81,866	(1)	152,841	148,986	(1)
Travel agency global distribution systems	11,098	14,658	(1)	20,711	26,040	(1)
Total room revenues(2)	$311,614	$326,948		$578,660	$617,158
_________________________________

(1)
As a result of the correction of a classification error, for the three and six months ended June 30, 2018, $19.6 million and $36.0 million of room revenues generated from opaque booking channels, which were previously reported as revenues generated from travel agency global distribution systems, have been reclassified and reported as revenues generated from third-party intermediaries. The Company concluded that the effect of the error is immaterial to previously issued financial statements but has made the correction for consistent presentation.

(2)
In addition to room revenues, the Company’s owned hotels earned $6.1 million and $11.4 million of other hotel revenues during the three and six months ended June 30, 2019, respectively, and $5.5 million and $10.8 million of other hotel revenues during the three and six months ended June 30, 2018, respectively.

The following table disaggregates room revenues generated from owned hotels by length of guest stay for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
1-6 nights	$121,052	$126,394	$222,476	$231,424
7-29 nights	63,867	67,902	118,967	128,666
30+ nights	126,695	132,652	237,217	257,068
Total room revenues (1)	$311,614	$326,948	$578,660	$617,158
_________________________________

(1)
In addition to room revenues, the Company’s owned hotels earned $6.1 million and $11.4 million of other hotel revenues during the three and six months ended June 30, 2019, respectively, and $5.5 million and $10.8 million of other hotel revenues during the three and six months ended June 30, 2018, respectively.

The following table disaggregates revenues from franchised and managed hotels for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Management fees	$367	$343	$660	$541
Franchise fees	1,080	518	2,012	735
Indirect reimbursements (system services fees)	1,400	563	2,584	771
Direct reimbursements	3,126	2,637	6,037	4,296
Total revenues from franchised and managed hotels	$5,973	$4,061	$11,293	$6,343

Outstanding Contract Liabilities
Contract liabilities relate to advance deposits and deferred revenue with respect to owned hotels and, with respect to franchised hotels, advance consideration received, such as initial franchise fees paid when a franchise agreement is executed and certain system implementation fees paid at the time of installation. Contract liabilities are included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets. The following table presents outstanding contract liabilities as of June 30, 2019 and January 1, 2019, and the amount of outstanding January 1, 2019 contract liabilities recognized as revenue during the three and six months ended June 30, 2019 (in thousands):

	Outstanding Contract Liabilities	Outstanding Contract Liabilities as of January 1, 2019 Recognized as Revenue
As of June 30, 2019	$19,606
As of January 1, 2019	13,829
For the three months ended June 30, 2019		$218
For the six months ended June 30, 2019		8,615

Performance Obligations
As of June 30, 2019, $14.7 million of the outstanding contract liabilities related to owned hotels and $4.9 million related to franchised hotels. The Company does not estimate revenues expected to be recognized related to unsatisfied performance obligations for royalty fees, system service fees or management fees, as they are considered either sales-based fees or allocated to wholly unsatisfied performance obligations in a series.

Performance obligations related to owned hotels are expected to be satisfied within less than one year. Performance obligations related to franchised hotels are expected to be satisfied over the term of the respective franchise agreements, which are typically 20 years.

10.	SEGMENTS
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

•
Franchise and management—Earnings are derived from fees under various franchise and management agreements with third parties. These contracts provide the Company the ability to earn compensation for licensing the Extended Stay America brand name, providing access to shared system-wide platforms and/or management services.

The performance of the Company’s operating segments is evaluated primarily on income from operations. Selected financial data is provided below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Owned hotels	$317,684	$332,440	$590,033	$627,925
Franchise and management (1)	2,400	1,860	4,442	3,161
Total segment revenues	320,084	334,300	594,475	631,086
Corporate and other (2)	19,704	20,800	39,218	42,130
Other revenues from franchised and managed properties (3)	4,526	3,200	8,621	5,067
Intersegment eliminations (4)	(20,657)	(21,799)	(40,988)	(44,015)
Total	$323,657	$336,501	$601,326	$634,268

Income (loss) from operations:
Owned hotels	$104,653	$116,684	$174,348	$191,146	(5)
Franchise and management (1)	2,400	1,860	4,442	3,161
Total segment income from operations	107,053	118,544	178,790	194,307
Corporate and other (2)	(6,132)	(5,846)	(13,364)	(12,828)
Other expenses from franchised and managed properties, net (3)	(470)	(194)	(1,022)	(246)
Total	$100,451	$112,504	$164,404	$181,233
_________________________________

(1)
Includes intellectual property fees charged to the owned hotels segment of $1.0 million and $1.8 million for the three and six months ended June 30, 2019, respectively, and $1.0 million and $1.9 million for the three and six months ended June 30, 2018, respectively, that are eliminated in the condensed consolidated statements of operations.

(2)
Includes revenues generated and operating expenses incurred in connection with the overall support of owned, franchised and managed hotels and related operations. These amounts include management fees earned by and cost reimbursements charged to the owned hotels segment of $19.7 million and $39.2 million for the three and six months ended June 30, 2019, respectively, and $20.8 million and $42.1 million for the three and six months ended June 30, 2018, respectively, that are eliminated in the condensed consolidated statements of operations.

(3)
Includes direct reimbursement of specific costs incurred under franchise and management agreements that the Company is reimbursed for on a dollar-for-dollar basis as well as indirect reimbursement of certain costs incurred associated with the Company’s shared platform (i.e., system services) (see Note 2).

(4)	Includes management fees, intellectual property fees and other cost reimbursements charged to the owned hotels segment that are eliminated in the condensed consolidated statements of operations.

(5)	Includes impairment charges of $43.6 million and gain on sale of hotel properties of $38.1 million.

Total assets for each of the Company’s operating segments are provided below (in thousands):

	June 30, 2019	December 31, 2018
Assets:
Owned hotels	$3,671,208	$3,643,603
Franchise and management	12,870	14,634
Total segment assets	3,684,078	3,658,237
Corporate and other	295,675	308,181
Intersegment eliminations	(40,188)	(42,208)
Total	$3,939,565	$3,924,210

Total capital expenditures for each of the Company's operating segments are provided below (in thousands):

	Six Months Ended June 30,
	2019	2018
Capital Expenditures:
Owned hotels	$112,294	$89,053
Franchise and management	—	250
Total segment capital expenditures	112,294	89,303
Corporate and other	628	438
Total	$112,922	$89,741

11.	INCOME TAXES
The Corporation’s taxable income includes the taxable income of its wholly-owned subsidiaries and distribution income related to its 57% ownership of ESH REIT.
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
The Company recorded a provision for federal, state and foreign income taxes of $11.2 million for the three months ended June 30, 2019, an effective tax rate of 15.8%, as compared with a provision of $14.4 million for the three months ended June 30, 2018, an effective rate of 18.0%. The Company recorded a provision for federal, state and foreign income taxes of $17.3 million for the six months ended June 30, 2019, an effective tax rate of 16.4%, as compared with a provision of $20.2 million for the six months ended June 30, 2018, an effective rate of 17.3%. The Company’s effective rate differs from the federal statutory rate of 21% primarily due to ESH REIT’s status as a REIT under the provisions of the Code.
The Company’s income tax returns for the years 2015 to present are subject to examination by the Internal Revenue Service (“IRS”) and other tax returns for the years 2014 to present are subject to examination by other taxing authorities. In June 2019, Extended Stay America, Inc. resolved its examination with the IRS for the tax year ended December 31, 2016, which resulted in no changes. As of June 30, 2019, a subsidiary of ESH REIT was under examination by the Canada Revenue Agency for tax years 2014 through 2017. As the examination is still in process, the timing of the resolution and any payments that may be required cannot be determined at this time. The Company believes that, to the extent a liability may exist, it is appropriately reserved as of June 30, 2019.

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
Operating lease costs related to ground leases are included in hotel operating expenses, while operating lease costs related to the Company’s office lease are included in general and administrative expenses, in the condensed consolidated statements of operations. Finance lease interest costs are included in interest expense, net in the condensed consolidated statements of operations (see Note 7) or, when pertaining to assets under development, are capitalized and included in property and equipment, net on the condensed consolidated balance sheets (see Note 5). As the Company’s finance lease right-of-use assets pertain to land and land under development, and as the Company elected the practical expedient to retain prior lease classification upon adoption of ASC 842, Leases, no amortization costs related to finance leases were incurred during the three and six months ended June 30, 2019. The Company has no variable lease costs or short-term leases.
For the three and six months ended June 30, 2019, the components of the Company’s total lease costs are as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease costs	$770	$1,538
Finance lease costs - interest	61	122
Total lease costs	831	1,660

The Company’s right-of-use assets and lease liabilities are as follows (in thousands):

	June 30, 2019	December 31, 2018(4)
Right-of-use assets:
Operating(1)	$5,988	$—
Finance(2)	3,979	3,843

Lease liabilities:
Operating(3)	13,574	—
Finance	3,440	3,360
_________________________________

(1)	Included in other assets on the accompanying condensed consolidated balance sheets.

(2)	Included in property and equipment, net on the accompanying condensed consolidated balance sheets.

(3)	Included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.

(4)	Finance lease right-of-use assets and liabilities as of December 31, 2018, were previously classified as capital lease assets and liabilities under ASC 840, Leases.

Maturities of lease liabilities as of June 30, 2019, are as follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
Remainder of 2019	$1,399	$181
2020	2,899	386
2021	2,220	395
2022	806	397
2023	545	400
2024	503	402
Thereafter	77,594	3,100
Total	$85,966	$5,261

Total discounted lease liability	$13,574	$3,440
Difference between undiscounted cash flows and discounted cash flows	$72,392	$1,821

Weighted-average remaining lease term	40 years	13 years
Weighted-average discount rate	6.3%	7.0%

Future minimum lease payments as of December 31, 2018, disclosed in accordance with ASC 840, Leases, were as follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
2019	$2,779	$351
2020	2,899	375
2021	2,220	384
2022	806	386
2023	545	387
Thereafter	78,097	3,340
Total	$87,346	$5,223

The Company’s leases do not contain residual value guarantees and do not contain restrictions with respect to incurring additional financial obligations or dividends. As of June 30, 2019, the Company does not have any leases that have not yet commenced.
Letter of Credit—As of June 30, 2019, the Company had one outstanding letter of credit, issued by the Corporation, for $0.2 million, which is collateralized by the Corporation Revolving Credit Facility.
Legal Contingencies—As of June 30, 2019, six purported class action lawsuits in California have been filed against the Company.  The complaints allege, among other things, failure to provide meal and rest periods, wage and hour violations and violations of the Fair Credit Reporting Act.  The complaints seek, among other relief, collective and class certification of the lawsuits, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. The Company believes it has meritorious defenses and is prepared to vigorously defend the lawsuits.
With respect to the meal and rest period and the wage and hour violations alleged in the lawsuits described above, although the Company believes it is reasonably possible that it may incur losses associated with such matters, it is not possible to estimate the amount of loss or range of loss, if any, that might result from adverse judgments, settlements or other resolution based on the early stage of these lawsuits, the uncertainty as to the certification of a class or classes and the size of any certified class, if applicable, and the lack of resolution of significant factual and legal issues. However, depending on the amount and timing, an unfavorable resolution of some or all of these lawsuits could have a material adverse effect on the Company’s condensed consolidated financial statements, results of operations or liquidity in a future period.

With respect to the Fair Credit Reporting Act violations alleged in the lawsuits described above, the parties have reached a tentative settlement agreement which is subject to certain conditions, including court approval. During the three months ended June 30, 2019, the Company recorded a payable and a corresponding insurance receivable for the amount of the tentative settlement. The expected resolution of the alleged Fair Credit Reporting Act violations in the lawsuits did not have, and is not expected to have, a material adverse impact on the Company’s condensed consolidated financial statements, results of operations or liquidity.
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
The Corporation and ESH REIT each maintain a long-term incentive plan (“LTIP”), as amended and restated in 2015, approved by their shareholders. Under the LTIPs, the Corporation and ESH REIT may issue to eligible employees or directors restricted stock units (“RSUs”) or other equity-based awards, in respect of Paired Shares, with service, performance or market vesting conditions. The aggregate number of Paired Shares that may be the subject of awards under the LTIPs shall not exceed 8.0 million, of which no more than 4.0 million may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIP has a share reserve of an equivalent number of shares of Corporation common stock and ESH REIT Class B common stock. As of June 30, 2019, 4.5 million Paired Shares were available for future issuance under the LTIPs.
Equity-based compensation expense is recognized by amortizing the grant-date fair value on a straight-line basis over the requisite service period of each award. A portion of the grant-date fair value of all equity-based awards is allocated to a share of Corporation common stock and a portion is allocated to a share of ESH REIT Class B common stock. Equity-based compensation expense, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations, was $2.1 million and $1.8 million for the three months ended June 30, 2019 and 2018, respectively, and $4.3 million and $4.2 million for the six months ended June 30, 2019 and 2018, respectively.
As of June 30, 2019, unrecognized compensation expense related to outstanding equity-based awards and the related weighted-average period over which it is expected to be recognized subsequent to June 30, 2019, is presented in the following table. Total unrecognized compensation expense will be adjusted for actual forfeitures.

	Unrecognized Compensation Expense Related to Outstanding Awards (in thousands)	Remaining Weighted-Average Amortization Period (in years)
RSUs with service vesting conditions	$9,207	1.5
RSUs with performance vesting conditions	218	0.5
RSUs with market vesting conditions	5,051	2.1
Total unrecognized compensation expense	$14,476

RSU activity during the six months ended June 30, 2019, was as follows:

			Performance-Based Awards
	Service-Based Awards		Performance Vesting		Market Vesting
	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value(1)
Outstanding at January 1, 2019	523	$18.42	32	$19.52	297	$16.79
Granted	382	$17.22	24	$17.20	247	$15.35
Settled	(177)	$17.81	(32)	$19.52	(50)	$12.03
Forfeited	(10)	$17.97	—	$—	(6)	$16.55
Outstanding at June 30, 2019	718	$17.94	24	$17.20	488	$16.55

Vested at June 30, 2019	75	$18.79	1	$17.20	3	$18.58
Nonvested at June 30, 2019	643	$17.84	23	$17.20	485	$16.54
_________________________________

(1)	An independent third-party valuation was performed contemporaneously with the issuance of grants.
The grant-date fair value of awards with service vesting conditions is based on the closing price of a Paired Share on the date of grant. Service-based awards vest over a period of one to three years, subject to the grantee’s continued employment or service. The grant-date fair value of awards with performance vesting conditions is based on the closing price of a Paired Share on the date of grant. Equity-based compensation expense with respect to these awards is adjusted over the vesting period to reflect the probability of achievement of performance targets defined in the award agreements. These awards vest over a one-year period, subject to the grantee’s continued employment, with the ability to earn Paired Shares in a range of 0% to 200% of the awarded number of RSUs based on the achievement of defined performance targets. The grant-date fair value of awards with market vesting conditions is based on an independent third-party valuation. These awards vest at the end of a three-year period, subject to the grantee’s continued employment, with the ability to earn Paired Shares in a range of 0% to 150% of the awarded number of RSUs based on the total shareholder return of a Paired Share relative to the total shareholder return of other publicly traded companies identified in the award agreements. During the six months ended June 30, 2019, the grant-date fair value of awards with market vesting conditions was calculated using a Monte Carlo simulation model with the following key assumptions:

Expected holding period	2.90 years
Risk-free rate of return	2.46%
Expected dividend yield	5.12%

14.	SUBSEQUENT EVENTS
On August 6, 2019, the Board of Directors of the Corporation declared a cash distribution of $0.08 per share for the second quarter of 2019 on its common stock. The distribution is payable on September 4, 2019 to shareholders of record as of August 21, 2019. Also on August 6, 2019, the Board of Directors of ESH REIT declared a cash distribution of $0.15 per share for the second quarter of 2019 on its Class A and Class B common stock. This distribution is also payable on September 4, 2019 to shareholders of record as of August 21, 2019.
On August 6, 2019, the Boards of Directors of the Corporation and ESH REIT authorized an extension to the maturity date of the combined Paired Share repurchase program through December 31, 2020, and authorized a $150 million increase to the amount of the program. As a result, the combined Paired Share repurchase program authorizes the Corporation and ESH REIT to purchase up to $550 million in Paired Shares, and as of August 6, 2019, $262.5 million remained available under the program.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2019 AND DECEMBER 31, 2018
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $1,297,206 and $1,215,899	$3,468,418	$3,467,645
CASH AND CASH EQUIVALENTS	124,115	178,538
RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC. (Note 10)	22,685	4,098
DEFERRED RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC. (Note 10)	18,925	8,637
INTANGIBLE ASSETS - Net of accumulated amortization of $197 and $36	6,731	2,760
GOODWILL	44,012	44,012
OTHER ASSETS	23,243	22,692
TOTAL ASSETS	$3,708,129	$3,728,382
LIABILITIES AND EQUITY
LIABILITIES:
Term loan facility payable - Net of unamortized deferred financing costs and debt discount of $13,285 and $14,879	$1,117,624	$1,121,713
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $24,137 and $26,206	1,275,863	1,273,794
Finance lease liabilities	3,440	3,360
Unearned rental revenues from Extended Stay America, Inc. (Note 10)	123,739	37,506
Due to Extended Stay America, Inc., net (Note 10)	1,909	12,177
Accounts payable and accrued liabilities	71,534	64,658
Deferred tax liabilities	19	20
Total liabilities	2,594,128	2,513,228
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY:
Common stock - Class A: $0.01 par value, 4,300,000,000 shares authorized, 250,493,583 shares issued and outstanding; Class B: $0.01 par value, 7,800,000,000 shares authorized, 188,412,376 and 188,219,605 shares issued and outstanding	4,389	4,387
Additional paid in capital	1,091,845	1,090,809
Preferred stock - no par value, $1,000 liquidation value, 125 shares authorized, issued and outstanding	73	73
Retained earnings	15,919	114,096
Accumulated other comprehensive income	1,775	5,789
Total equity	1,114,001	1,215,154
TOTAL LIABILITIES AND EQUITY	$3,708,129	$3,728,382
See accompanying notes to condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES - Rental revenues from Extended Stay America, Inc. (Note 10)	$118,102	$111,532	$236,107	$224,863
OPERATING EXPENSES:
Hotel operating expenses	21,937	19,975	43,245	42,056
General and administrative expenses (Note 10)	3,544	4,217	7,525	8,312
Depreciation and amortization	48,132	53,538	95,999	106,818
Total operating expenses	73,613	77,730	146,769	157,186
GAIN ON SALE OF HOTEL PROPERTIES (Note 4)	—	—	—	35,410
OTHER INCOME	—	451	15	479
INCOME FROM OPERATIONS	44,489	34,253	89,353	103,566
OTHER NON-OPERATING (INCOME) EXPENSE	(134)	64	(273)	266
INTEREST EXPENSE, NET	30,267	32,284	60,201	63,779
INCOME BEFORE INCOME TAX EXPENSE	14,356	1,905	29,425	39,521
INCOME TAX EXPENSE	7	715	10	750
NET INCOME	$14,349	$1,190	$29,415	$38,771
NET INCOME PER ESH HOSPITALITY, INC. COMMON SHARE:
Class A - basic	$0.03	$—	$0.07	$0.09
Class A - diluted	$0.03	$—	$0.07	$0.09
Class B - basic	$0.03	$—	$0.07	$0.09
Class B - diluted	$0.03	$—	$0.07	$0.09
WEIGHTED-AVERAGE ESH HOSPITALITY, INC. COMMON SHARES OUTSTANDING:
Class A - basic	250,494	250,494	250,494	250,494
Class A - diluted	250,494	250,494	250,494	250,494
Class B - basic	188,450	189,626	188,399	190,197
Class B - diluted	188,813	190,183	188,695	190,709
See accompanying notes to condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
NET INCOME	$14,349	$1,190	$29,415	$38,771
OTHER COMPREHENSIVE INCOME, NET OF TAX:
INTEREST RATE CASH FLOW HEDGE (LOSS) GAIN, NET OF TAX OF $1, $0, $2, $(12)	(2,327)	253	(4,014)	2,137

COMPREHENSIVE INCOME	$12,022	$1,443	$25,401	$40,908
See accompanying notes to condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(In thousands, except preferred stock shares and per share data)
(Unaudited)

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - April 1, 2018	250,494	190,632	$4,411	125	$73	$1,089,542	$151,080	$8,258	$1,253,364
Net income	—	—	—	—	—	—	1,190	—	1,190
Interest rate cash flow hedge gain, net of tax	—	—	—	—	—	—	—	253	253
Repurchase of Class B common stock	—	(1,638)	(16)	—	—	—	(11,920)	—	(11,936)
Common distributions - $0.16 per Class A and Class B common share	—	—	—	—	—	—	(70,511)	—	(70,511)
Preferred distributions	—	—	—	—	—	—	(4)	—	(4)
Equity-based compensation	—	—	—	—	—	384	—	—	384
BALANCE - June 30, 2018	250,494	188,994	$4,395	125	$73	$1,089,926	$69,835	$8,511	$1,172,740

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - April 1, 2019	250,494	188,403	$4,389	125	$73	$1,091,456	$63,185	$4,102	$1,163,205
Net income	—	—	—	—	—	—	14,349	—	14,349
Interest rate cash flow hedge loss, net of tax	—	—	—	—	—	—	—	(2,327)	(2,327)
Common distributions - $0.14 per Class A and Class B common share	—	—	—	—	—	—	(61,611)	—	(61,611)
Preferred distributions	—	—	—	—	—	—	(4)	—	(4)
Equity-based compensation	—	9	—	—	—	389	—	—	389
BALANCE - June 30, 2019	250,494	188,412	$4,389	125	$73	$1,091,845	$15,919	$1,775	$1,114,001

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - January 1, 2018	250,494	192,100	$4,426	125	$73	$1,088,793	$191,964	$7,038	$1,292,294
Net income	—	—	—	—	—	—	38,771	—	38,771
Cumulative effect adjustment of ASU 2017-12	—	—	—	—	—	—	664	(664)	—
Interest rate cash flow hedge gain, net of tax	—	—	—	—	—	—	—	2,137	2,137
Repurchase of Class B common stock	—	(3,428)	(34)	—	—	—	(24,703)	—	(24,737)
Common distributions - $0.31 per Class A and Class B common share	—	—	—	—	—	—	(136,853)	—	(136,853)
Preferred distributions	—	—	—	—	—	—	(8)	—	(8)
Equity-based compensation	—	322	3	—	—	1,133	—	—	1,136
BALANCE - June 30, 2018	250,494	188,994	$4,395	125	$73	$1,089,926	$69,835	$8,511	$1,172,740

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - January 1, 2019	250,494	188,219	$4,387	125	$73	$1,090,809	$114,096	$5,789	$1,215,154
Net income	—	—	—	—	—	—	29,415	—	29,415
Interest rate cash flow hedge loss, net of tax	—	—	—	—	—	—	—	(4,014)	(4,014)
Common distributions - $0.29 per Class A and Class B common share	—	—	—	—	—	—	(127,584)	—	(127,584)
Preferred distributions	—	—	—	—	—	—	(8)	—	(8)
Equity-based compensation	—	193	2	—	—	1,036	—	—	1,038
BALANCE - June 30, 2019	250,494	188,412	$4,389	125	$73	$1,091,845	$15,919	$1,775	$1,114,001
See accompanying notes to condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$29,415	$38,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,999	106,818
Foreign currency transaction (gain) loss	(273)	266
Amortization and write-off of deferred financing costs and debt discount	3,939	4,567
Amortization and write-off of above-market ground leases	—	(68)
Debt prepayment and extinguishment costs	—	1,183
Loss on disposal of property and equipment	3,377	668
Gain on sale of hotel properties	—	(35,410)
Equity-based compensation	277	304
Deferred income tax expense	—	4
Changes in assets and liabilities:
Deferred rents receivable from Extended Stay America, Inc.	(10,288)	14,325
Due to Extended Stay America, Inc., net	(7,764)	(3,555)
Other assets	(5,111)	(3,653)
Unearned rental revenues/rents receivable from Extended Stay America, Inc., net	67,646	68,958
Accounts payable and accrued liabilities	8,140	6,351
Net cash provided by operating activities	185,357	199,529
INVESTING ACTIVITIES:
Purchases of property and equipment	(80,173)	(67,113)
Acquisition of hotel property	—	(12,733)
Development in process payments	(21,841)	(6,009)
Payments for intangible assets	(6,296)	—
Proceeds from sale of hotel properties	—	155,244
Proceeds from insurance and related recoveries	613	4,362
Net cash (used in) provided by investing activities	(107,697)	73,751
FINANCING ACTIVITIES:
Principal payments on term loan facilities	(5,683)	(66,112)
Principal payments on finance leases	(58)	—
Debt prepayment and extinguishment costs	—	(1,183)
Repurchase of Class B common stock	—	(24,737)
Issuance of Class B common stock related to issuance of Paired Shares	1,248	2,316
Common distributions	(127,582)	(137,249)
Preferred distributions	(8)	(8)
Net cash used in financing activities	(132,083)	(226,973)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(54,423)	46,307
CASH AND CASH EQUIVALENTS - Beginning of period	178,538	54,915
CASH AND CASH EQUIVALENTS - End of period	$124,115	$101,222
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties, net of capitalized interest of $751 and $129	$57,527	$58,493
Cash payments for income taxes, net of refunds of $0 and $6	$606	$608
Operating cash payments for finance leases	$122	$—
Operating cash payments for operating leases	$354	$—
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in due to/from Extended Stay America, Inc. and accounts payable and accrued liabilities	$26,920	$19,374
Additions to finance lease right-of-use assets and liabilities	$109	$—
Common stock distributions included in accounts payable and accrued liabilities	$794	$578
Net payable related to unsettled RSUs not yet settled or issued included in due to/from Extended Stay America, Inc.	$(131)	$(69)
See accompanying notes to condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2019 AND DECEMBER 31, 2018 AND FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2019 AND 2018
(Unaudited)

1.	BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION
ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. Extended Stay America, Inc. (the “Corporation”), the parent of ESH REIT, was incorporated in the state of Delaware on July 8, 2013. The Corporation owns, and is expected to continue to own, all of the issued and outstanding Class A common stock of ESH REIT, which, as of June 30, 2019, represents 57% of the outstanding common stock of ESH REIT.
A “Paired Share” consists of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. Each outstanding share of ESH REIT Class B common stock is attached to and trades with one share of Corporation common stock.
As of June 30, 2019 and December 31, 2018, ESH REIT and its subsidiaries owned and leased 554 hotel properties in 40 U.S. states, consisting of approximately 61,500 rooms. All hotels are leased to wholly-owned subsidiaries of the Corporation (the “Operating Lessees”).
Paired Share Repurchase Program—In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program. As a result of several increases in authorized amounts and program extensions, as of June 30, 2019, the combined Paired Share repurchase program authorized the Corporation and ESH REIT to purchase up to $400 million in Paired Shares through December 31, 2019. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of June 30, 2019, ESH REIT had repurchased and retired 17.3 million ESH REIT Class B common shares for $107.5 million, and $112.5 million remained available under the combined Paired Share repurchase program.
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
Interim Presentation—Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP have been condensed or omitted in the accompanying condensed consolidated financial statements. ESH REIT believes the disclosures made are adequate to prevent the information presented from being misleading. However, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2018, included in the combined annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2019.
The accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly ESH REIT’s financial position as of June 30, 2019, the results of ESH REIT’s operations, comprehensive income and changes in equity for the three and six months ended June 30, 2019 and 2018 and cash flows for the six months ended June 30, 2019 and 2018. Interim results are not necessarily indicative of full year performance because of acquisitions, dispositions and the impact of accounting for variable rental payments under lease arrangements.
Use of Estimates—The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses during the reporting period. Management used significant estimates to determine the estimated useful lives of tangible assets as well as in the assessment of tangible and intangible assets for impairment and the grant-date fair value of certain equity-based awards. Actual results could differ from those estimates.
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
Management assesses the performance of long-lived assets for potential impairment quarterly, as well as when events or changes in circumstances indicate the carrying amount of an asset, or group of assets, may not be recoverable. Recoverability of property and equipment is measured by a comparison of the carrying amount of a hotel property or group of hotel properties (when they are grouped under ESH REIT’s leases), to the estimated future undiscounted cash flows expected to be generated by each hotel property or group of hotel properties. Impairment is recognized when estimated future undiscounted cash flows, including expected proceeds from disposition, are less than the carrying value. To the extent that a hotel property or group of hotel properties is impaired, their excess carrying amount over their estimated fair value is recognized as an impairment charge and reduces income from operations. Fair value is determined based upon the discounted cash flows of a hotel property or group of hotel properties, bids, quoted market prices or independent appraisals, as considered necessary. The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, an impairment charge could occur in a future period (see Note 5).
Revenue Recognition—ESH REIT’s sole source of revenues is rental revenue derived from operating leases with subsidiaries of the Corporation (i.e., all revenues are generated from agreements with related parties (see Note 10). Rental revenues are recorded on a straight-line basis as they are earned during the lease terms. Rents receivable from Extended Stay America, Inc. on the accompanying condensed consolidated balance sheets represent monthly rental amounts contractually due. Deferred rents receivable from Extended Stay America, Inc. on the accompanying condensed consolidated balance sheets represent the cumulative difference between straight-line rental revenues recognized and rental revenues contractually due. Lease rental payments received prior to rendering services are included in unearned rental revenues from Extended Stay America, Inc. on the accompanying condensed consolidated balance sheets. Variable rental revenues, specifically percentage rental revenues related to hotel revenues of the Operating Lessees, are recognized when such amounts are fixed and determinable (i.e., only when percentage rental revenue thresholds have been achieved).
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
Compensation—Stock Compensation—In June 2018, the FASB issued an accounting standards update which expands the scope of Topic 718, Stock Compensation, to include share-based payments granted to non-employees in exchange for goods or services. The new guidance simplifies the accounting for share-based payments granted to non-employees for goods or services by aligning it with the accounting for share-based payments granted to employees, with certain exceptions. Under the new guidance, non-employee share-based payment awards included within the scope of Topic 718 will be measured at the grant-date fair value of the equity instruments. In addition, classification of non-employee share-based payment awards will be subject to the requirements of Topic 718 unless modified after the good has been delivered and/or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. This approach will eliminate the requirement to reassess classification of such awards upon vesting. ESH REIT adopted this update on January 1, 2019, using a retrospective method. The adoption of this update did not have a material effect on ESH REIT’s condensed consolidated financial statements.
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
Leases—ASC 842, Leases, introduced a lessee model that requires a right-of-use asset and lease obligation to be presented on the balance sheet for all leases, whether operating or financing. ESH REIT adopted ASC 842 on January 1, 2019, using the modified retrospective approach with the Comparatives Under 840 Option, whereby ESH REIT applied the standard at the beginning of the period of adoption and has presented financial information for periods prior to January 1, 2019 in accordance with prior guidance. Upon adoption, ESH REIT elected practical expedients related to (i) the identification and classification of leases that commenced before the effective date, (ii) initial direct costs for leases that commenced before the effective date, (iii) the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset, (iv) land easements and (v) the evaluation of lease and non-lease components of a contract.
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
Basic net income per share is computed by dividing net income available to Class A and Class B common shareholders by the weighted-average number of shares of unrestricted Class A and Class B common stock outstanding, respectively. Diluted net income per share is computed by dividing net income available to Class A and Class B common shareholders, as adjusted for potentially dilutive securities, by the weighted-average number of shares of unrestricted Class A and Class B common stock outstanding, respectively, plus other potentially dilutive securities. Dilutive securities include certain equity-based awards and are included in the calculation provided that the inclusion of such securities is not anti-dilutive.
The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$14,349	$1,190	$29,415	$38,771
Less preferred dividends	(4)	(4)	(8)	(8)
Net income available to ESH Hospitality, Inc. common shareholders	$14,345	$1,186	$29,407	$38,763
Class A:
Net income available to ESH Hospitality, Inc. Class A common shareholders - basic	$8,186	$675	$16,783	$22,033
Amounts attributable to ESH Hospitality, Inc. Class B shareholders assuming conversion	(7)	(1)	(12)	(26)
Net income available to ESH Hospitality, Inc. Class A common shareholders - diluted	$8,179	$674	$16,771	$22,007
Class B:
Net income available to ESH Hospitality, Inc. Class B common shareholders - basic	$6,159	$511	$12,624	$16,730
Amounts attributable to ESH Hospitality, Inc. Class B shareholders assuming conversion	7	1	12	26
Net income available to ESH Hospitality, Inc. Class B common shareholders - diluted	$6,166	$512	$12,636	$16,756
Denominator:
Class A:
Weighted-average number of ESH Hospitality, Inc. Class A common shares outstanding - basic and diluted	250,494	250,494	250,494	250,494
Class B:
Weighted-average number of ESH Hospitality, Inc. Class B common shares outstanding - basic	188,450	189,626	188,399	190,197
Dilutive securities	363	557	296	512
Weighted-average number of ESH Hospitality, Inc. Class B common shares outstanding - diluted	188,813	190,183	188,695	190,709
Net income per ESH Hospitality, Inc. common share - Class A - basic	$0.03	$—	$0.07	$0.09
Net income per ESH Hospitality, Inc. common share - Class A - diluted	$0.03	$—	$0.07	$0.09
Net income per ESH Hospitality, Inc. common share - Class B - basic	$0.03	$—	$0.07	$0.09
Net income per ESH Hospitality, Inc. common share - Class B - diluted	$0.03	$—	$0.07	$0.09

4.	HOTEL DISPOSITIONS
No hotels were sold during the three or six months ended June 30, 2019. The table below summarizes hotel dispositions during the year ended December 31, 2018 (in thousands, except number of hotels and number of rooms). None of the 2018 dispositions were reported as discontinued operations.

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
During the three and six months ended June 30, 2018, disposed hotel properties contributed rental revenues, total operating expenses and income before income tax expense as follows (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Rental revenues from Extended Stay America, Inc.	$5,928	$14,033
Total operating expenses	5,084	11,318
Income before income tax expense	844	2,715

5.	PROPERTY AND EQUIPMENT
Net investment in property and equipment as of June 30, 2019 and December 31, 2018, consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Hotel properties:
Land and site improvements (1)	$1,219,515	$1,218,077
Building and improvements	2,774,244	2,756,674
Furniture, fixtures and equipment	718,991	679,944
Total hotel properties	4,712,750	4,654,695
Development in process (2)	51,199	27,174
Undeveloped land parcel	1,675	1,675
Total cost	4,765,624	4,683,544
Less accumulated depreciation	(1,297,206)	(1,215,899)
Property and equipment - net	$3,468,418	$3,467,645

_________________________________

(1)	Includes finance lease asset of $3.2 million as of June 30, 2019 and December 31, 2018.

(2)	Includes finance lease asset of $0.8 million and $0.6 million as of June 30, 2019 and December 31, 2018, respectively.
As of June 30, 2019 and December 31, 2018, development in process consisted of 13 and 11 land parcels, respectively, which are in various phases of construction and/or development.
ESH REIT uses Level 3 unobservable inputs and, in certain instances Level 2 observable inputs, to determine the impairment on its property and equipment. Quantitative information with respect to observable inputs consists of non-binding bids or, in certain instances, binding agreements to sell a hotel or portfolio of hotels to one or more third parties. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of revenues, expenses and hotel-related cash flows based on assumed long-term growth rates, demand trends, expected future capital expenditures and estimated discount rates. These assumptions are based on ESH REIT’s historical data and experience, budgets, industry projections and overall micro and macro-economic projections.

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

6.	INTANGIBLE ASSETS AND GOODWILL
ESH REIT’s intangible assets and goodwill as of June 30, 2019 and December 31, 2018, consist of the following (dollars in thousands):

	June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—software license	$4,607	$(197)	$4,410
Definite-lived intangible assets—software license in process	2,321	—	2,321
Total intangible assets	6,928	(197)	6,731
Goodwill	44,012	—	44,012
Total intangible assets and goodwill	$50,940	$(197)	$50,743

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—software license	$1,926	$(36)	$1,890
Definite-lived intangible assets—software license in process	870	—	870
Total intangible assets	2,796	(36)	2,760
Goodwill	44,012	—	44,012
Total intangible assets and goodwill	$46,808	$(36)	$46,772

The remaining weighted-average amortization period for amortizing intangible assets is approximately 8 years as of June 30, 2019. Estimated future amortization expense for amortizing intangible assets is as follows (in thousands):

Years Ending December 31,
Remainder of 2019	$265
2020	529
2021	529
2022	529
2023	529
2024	529
Thereafter	1,500
Total	$4,410

7.	DEBT
Summary—ESH REIT’s outstanding debt, net of unamortized debt discount and unamortized deferred financing costs, as of June 30, 2019 and December 31, 2018, consists of the following (dollars in thousands):

	Stated Amount(1)	Carrying Amount				Unamortized Deferred Financing Costs
Loan		June 30, 2019		December 31, 2018		June 30, 2019		December 31, 2018		Stated Interest Rate	Maturity Date
Term loan facility
ESH REIT Term Facility	$1,300,000	$1,127,040	(2)	$1,132,259	(2)	$9,416		$10,546		LIBOR(3) + 2.00%	8/30/2023	(1)
Senior notes
2025 Notes	1,300,000	1,292,329	(4)	1,291,671	(4)	16,466		17,877		5.25%	5/1/2025
Revolving credit facility
ESH REIT Revolving Credit Facility	350,000	—		—		1,193	(5)	1,469	(5)	LIBOR(3) + 2.75%	8/30/2021
Unsecured Intercompany Facility
Unsecured Intercompany Facility	75,000	—		—		—		—		5.00%	8/30/2023
Total		$2,419,369		$2,423,930		$27,075		$29,892
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

(2)	ESH REIT Term Facility is presented net of an unamortized debt discount of $3.9 million and $4.3 million as of June 30, 2019 and December 31, 2018, respectively.

(3)
As of June 30, 2019 and December 31, 2018, one-month LIBOR was 2.40% and 2.50%, respectively. As of June 30, 2019, $250.0 million of the ESH REIT Term Facility is subject to an interest rate swap at a fixed rate of 1.175%.

(4)	The 2025 Notes (as defined below) are presented net of an unamortized debt discount of $7.7 million and $8.3 million as of June 30, 2019 and December 31, 2018, respectively.

(5)	Unamortized deferred financing costs related to the revolving credit facility are included in other assets in the accompanying condensed consolidated balance sheets.
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

ESH REIT Revolving Credit Facility—The ESH REIT Revolving Credit Facility provides for the issuance of up to $50.0 million of letters of credit. Borrowings under the facility bear interest at a rate equal to (i) LIBOR plus a spread that ranges from 2.25% to 2.75% based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined, or (ii) a base rate, as defined, plus a spread that ranges from 1.25% to 1.75% based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined. In addition to paying interest on outstanding principal, ESH REIT incurs a fee of 0.35% or 0.175% on the unutilized revolver balance. ESH REIT is also required to pay customary letter of credit fees and agency fees. As of June 30, 2019, ESH REIT had no letters of credit outstanding under the facility and available borrowing capacity of $350.0 million.
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
Unsecured Intercompany Facility
In August 2016, ESH REIT, as borrower, and the Corporation, as lender, entered into an unsecured intercompany credit facility (the “Unsecured Intercompany Facility”). As of June 30, 2019 and December 31, 2018, the amount outstanding under the facility was $0. Under the Unsecured Intercompany Facility, ESH REIT may borrow up to $300.0 million, plus additional amounts, in each case subject to certain conditions. Loans under the facility bear interest at an annual rate of 5.00%. ESH REIT has the option to prepay outstanding balances under the facility without penalty.
Covenants
The ESH REIT Credit Facilities, the 2025 Notes and the Unsecured Intercompany Facility contain a number of restrictive covenants, that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to engage in certain transactions. In addition, the ESH REIT Revolving Credit Facility contains a financial covenant that, subject to certain conditions, requires compliance with a senior loan-to-value ratio. The agreements governing ESH REIT’s indebtedness also contain certain customary events of default, including, but not limited to, cross-defaults to certain other indebtedness and, in the case of the ESH REIT Credit Facilities and the Unsecured Intercompany Facility, certain material operating leases and management agreements. As of June 30, 2019, ESH REIT was in compliance with all covenants under its debt agreements.
Interest Expense, net—The components of net interest expense during the three and six months ended June 30, 2019 and 2018, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contractual interest(1)	$28,622	$28,932	$57,197	$57,752
Amortization of deferred financing costs and debt discount	1,969	1,969	3,939	3,957
Debt extinguishment and other costs(2)	359	1,416	714	2,107
Interest Income	(683)	(33)	(1,649)	(37)
Total	$30,267	$32,284	$60,201	$63,779

______________________

(1)	Net of capitalized interest of $0.4 million, $0.1 million, $0.8 million and $0.1 million, respectively.

(2)	Includes interest expense on finance leases (see Note 11) and unused facility fees.
Fair Value of Debt—As of June 30, 2019 and December 31, 2018, the estimated fair value of ESH REIT’s debt was $2.5 billion and $2.3 billion, respectively. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available, to the stated interest rates and spreads on ESH REIT’s debt.

8.	DERIVATIVE INSTRUMENTS
In September 2016, ESH REIT entered into a floating-to-fixed interest rate swap, as amended and supplemented from time to time, at a fixed rate of 1.175% and a floating rate of one-month LIBOR to manage its exposure to interest rate risk on a portion of the ESH REIT Term Facility. The notional amount of the interest rate swap as of June 30, 2019 was $250.0 million. The notional amount decreases by an additional $50.0 million every six months until the swap’s maturity in September 2021.
For the three and six months ended June 30, 2019, ESH REIT received proceeds of $0.8 million and $1.8 million, respectively, and for the three and six months ended June 30, 2018, ESH REIT received proceeds of $0.7 million and $1.1 million, respectively, that offset interest expense. As of June 30, 2019, $1.5 million is expected to be recognized through earnings over the following twelve months.

The table below presents the amounts and classification of the interest rate swap on ESH REIT’s condensed consolidated financial statements (in thousands):

	Other assets	Accumulated other comprehensive income, net of tax		Interest expense, net
As of June 30, 2019	$1,776	$1,774	(1)
As of December 31, 2018	$5,789	$5,789	(2)
For the three months ended June 30, 2019				$(821)
For the three months ended June 30, 2018				$(664)
For the six months ended June 30, 2019				$(1,797)
For the six months ended June 30, 2018				$(1,085)
_______________________________

(1)	Changes during the six months ended June 30, 2019, on a pre-tax basis, consisted of changes in fair value of $(4.0) million.

(2)
Changes during the year ended December 31, 2018, on a pre-tax basis, consisted of changes in fair value of $(0.6) million and the cumulative effect adjustment of $(0.7) million recorded as a result of adopting ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, on January 1, 2018.

9.	INCOME TAXES
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
ESH REIT recorded a provision for state income taxes of less than $0.1 million for the three and six months ended June 30, 2019, an effective rate of less than 0.1%, as compared to a provision of $0.7 million and $0.8 million for the three and six months ended June 30, 2018, respectively, effective rates of 37.5% and 1.9%. ESH REIT’s effective rate differs from the federal statutory income tax rate of 21% primarily due to ESH REIT’s status as a REIT under the provisions of the Code.
ESH REIT’s income tax returns for the years 2015 to present are subject to examination by the Internal Revenue Service and other tax returns for the years 2014 to present are subject to examination by other taxing authorities. As of June 30, 2019, a subsidiary of ESH REIT was under examination by the Canada Revenue Agency for tax years 2014 through 2017. As the examination is still in process, the timing of the resolution and any payments that may be required cannot be determined at this time. ESH REIT believes that, to the extent a liability may exist, it is appropriately reserved as of June 30, 2019.

10.	RELATED PARTY TRANSACTIONS
Revenues and Overhead Expenses
Leases and Rental Revenues—All revenues are generated as a result of, and earned from, related parties. During the three and six months ended June 30, 2019 and 2018, ESH REIT’s revenues were derived from three operating leases. The counterparty to each lease agreement is a subsidiary of the Corporation. Fixed rental revenues are recognized on a straight-line basis.

ESH REIT’s fixed and variable rental revenues for the three and six months ended June 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fixed rental revenues	$118,005	$111,070	$236,010	$224,401
Variable rental revenues(1)	97	462	97	462
_________________________________

(1)	Regardless of whether cash rental payments are received, ESH REIT only recognizes revenue when a lessee’s revenue exceeds specific thresholds stated in the lease.
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

Years Ending December 31,
Remainder of 2019	$225,722
2020	462,860
2021	474,409
2022	486,247
2023	415,112
Total	$2,064,350

Overhead Expenses—A wholly-owned subsidiary of the Corporation incurs costs under a services agreement with the Corporation and ESH REIT for certain overhead services performed on the entities’ behalf. The services relate to executive management, accounting, financial analysis, training and technology. For the three months ended June 30, 2019 and 2018, ESH REIT incurred costs of $2.3 million and $2.4 million, respectively, and for the six months ended June 30, 2019 and 2018, ESH REIT incurred costs of $4.8 million and $5.2 million, respectively, related to this agreement, which are included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The expenses ESH REIT incurred under this services agreement include expenses related to certain employees that participate in the Corporation’s long-term incentive plan. Such charges were $0.3 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and $0.6 million and $0.5 million for the six months ended June 30, 2019 and 2018, respectively.
Debt and Equity Transactions
Unsecured Intercompany Facility—As of June 30, 2019 and December 31, 2018, there were no outstanding balances owed by ESH REIT to the Corporation under the Unsecured Intercompany Facility, and ESH REIT incurred no interest expense during the three and six months ended June 30, 2019 and 2018 related to the Unsecured Intercompany Facility. ESH REIT is able to borrow under the Unsecured Intercompany Facility up to $300.0 million, plus additional amounts, in each case subject to certain conditions.
Distributions—During the three months ended June 30, 2019 and 2018, ESH REIT paid distributions of $35.1 million and $40.1 million, respectively, and during the six months ended June 30, 2019 and 2018, ESH REIT paid distributions of $72.6 million and $77.7 million, respectively, to the Corporation in respect of the Class A common stock of ESH REIT.
Issuance of Common Stock—In March 2019 and 2018, ESH REIT was compensated $1.2 million and $2.3 million, respectively, for the issuance of 0.2 million and 0.3 million shares of Class B common stock, respectively, each of which was attached to a share of Corporation common stock to form a Paired Share, used to settle vested restricted stock units (“RSUs”).
As of June 30, 2019, the Corporation has granted a total of 1.2 million RSUs, whereby, as a counterparty to these outstanding RSUs, ESH REIT is expected to issue and be compensated in cash for 1.2 million shares of Class B common stock of ESH REIT in future periods, assuming performance-based and market-based awards vest at 100% and no forfeitures.

Related Party Balances
Related party transaction balances as of June 30, 2019 and December 31, 2018, include the following (in thousands):

	June 30, 2019	December 31, 2018
Leases:
Rents receivable(1)	$22,685	$4,098
Deferred rents receivable(2)	$18,925	$8,637
Unearned rental revenues(1)	$(123,739)	$(37,506)

Working capital and other:
Ordinary working capital(3)	$(1,778)	$(12,581)
Equity awards (payable) receivable(4)	(131)	404
Total working capital and other, net(5)	$(1,909)	$(12,177)
______________________

(1)
Rents receivable relate to percentage rents. As of June 30, 2019, unearned rental revenues related to July 2019 fixed minimum rent of $37.5 million and percentage rent of $86.2 million. As of December 31, 2018, unearned rental revenues related to January 2019 fixed minimum rent.

(2)	Revenues recognized in excess of cash rents received.

(3)
Disbursements and/or receipts made by the Corporation or ESH REIT on the other entity’s behalf and amounts payable/receivable for certain transactions between the Corporate and ESH REIT. Includes overhead costs incurred by the Corporation on ESH REIT’s behalf.

(4)	Amounts related to restricted stock units not yet settled or issued.

(5)	Outstanding balances are typically repaid within 30 days.

11.	COMMITMENTS AND CONTINGENCIES
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
Operating lease costs related to ground leases are included in hotel operating expenses in the condensed consolidated statements of operations. Finance lease interest costs are included in interest expense, net in the condensed consolidated statements of operations (see Note 7) or, when pertaining to assets under development, are capitalized and included in property and equipment, net on the condensed consolidated balance sheets (see Note 5). As ESH REIT’s finance lease right-of-use assets pertain to land and land under development, and as ESH REIT elected the practical expedient to retain prior lease classification upon adoption of ASC 842, Leases, no amortization costs related to finance leases were incurred during the three and six months ended June 30, 2019. ESH REIT has no variable lease costs or short-term leases.

For the three and six months ended June 30, 2019, components of ESH REIT’s total lease costs are as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease costs	$327	$652
Finance lease costs - interest	61	122
Total lease costs	388	774
ESH REIT’s right-of-use assets and lease liabilities are as follows (in thousands):

	June 30, 2019	December 31, 2018(4)
Right-of-use assets:
Operating(1)	$2,435	$—
Finance(2)	3,979	3,843

Lease liabilities:
Operating(3)	9,261	—
Finance	3,440	3,360
_________________________________

(1)	Included in other assets on the accompanying condensed consolidated balance sheets.

(2)	Included in property and equipment, net on the accompanying condensed consolidated balance sheets.

(3)	Included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.

(4)	Finance lease right-of-use assets and liabilities as of December 31, 2018 were previously recorded as capital lease assets and obligations under ASC 840, Leases.
Maturities of lease liabilities as of June 30, 2019, are as follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
Remainder of 2019	$358	$181
2020	779	386
2021	784	395
2022	806	397
2023	545	400
2024	503	402
Thereafter	77,594	3,100
Total	$81,369	$5,261

Total discounted lease liability	$9,261	$3,440
Difference between undiscounted cash flows and discounted cash flows	$72,108	$1,821

Weighted-average remaining lease term	58 years	13 years
Weighted-average discount rate	6.6%	7.0%

Future minimum lease payments as of December 31, 2018, disclosed in accordance with ASC 840, Leases, were as follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
2019	$712	$351
2020	779	375
2021	784	384
2022	806	386
2023	545	387
Thereafter	78,097	3,340
Total	$81,723	$5,223

ESH REIT’s leases do not contain residual value guarantees and do not contain restrictions with respect to incurring additional financial obligations or paying dividends. As of June 30, 2019, ESH REIT does not have any leases that have not yet commenced.
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

12.	SUBSEQUENT EVENTS
On August 6, 2019, the Board of Directors of ESH REIT declared a cash distribution of $0.15 per share for the second quarter of 2019 on its Class A and Class B common stock. The distribution is payable on September 4, 2019 to shareholders of record as of August 21, 2019.
On August 6, 2019, the Boards of Directors of the Corporation and ESH REIT authorized an extension to the maturity date of the combined Paired Share repurchase program through December 31, 2020, and authorized a $150 million increase to the amount of the program. As a result, the combined Paired Share repurchase program authorizes the Corporation and ESH REIT to purchase up to $550 million in Paired Shares, and as of August 6, 2019, $262.5 million remained available under the program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 1 in this combined quarterly report on Form 10-Q.
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

•
Comparable Hotels means, when used in connection with describing our results of operations, the 552 Extended Stay America-branded hotels owned and operated by the Company during the three and six months ended June 30, 2019 and 2018. The operating results of Comparable Hotels exclude the results of 72 hotels sold and two hotels acquired in 2018.

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

•
System-wide hotels means all hotels that are operated under the Extended Stay America brand and that are owned, franchised and/or managed by the Company. As of June 30, 2019, there were 628 system-wide hotels.

•
Third-party intermediaries are unaffiliated distribution channels that sell hotel inventory, including ours, for a fee on the internet. Third-party intermediaries currently include Expedia.com and Booking.com (and their respective affiliated brands and distribution channels, such as Priceline, Hotwire, Kayak and Trivago) and may in the future include search engines such as Google and alternative lodging suppliers such as Airbnb and HomeAway.

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
Overview
We are the largest integrated owner/operator of company-branded hotels in North America. Our business operates in the extended stay segment of the lodging industry, and we have the following reportable operating segments:

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

As of June 30, 2019, we owned and operated 554 hotel properties in 40 U.S. states, consisting of approximately 61,500 rooms, and franchised or managed 74 hotel properties for third parties, consisting of approximately 7,600 rooms. All 628 system-wide hotels operate under the Extended Stay America brand, which serves the mid-price extended stay segment and accounts for approximately 42% of the segment by number of rooms in the United States.
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
For the trailing twelve months ended June 30, 2019, 37.4%, 21.0% and 41.6% of our owned hotel room revenues were derived from guests with stays from 1-6 nights, from 7-29 nights and for 30 or more nights, respectively. For the trailing twelve months ended June 30, 2019, 27.3% of our owned hotel room revenues were derived from property-direct reservations, 25.0% were derived from our central call center, 18.5% were derived from our own proprietary website, 25.3% were derived from third-party intermediaries and 3.9% were derived from travel agency global distribution systems.
For the trailing twelve months ended June 30, 2019, 47.7% of our franchise and management fees and related revenues were derived from franchising activities and 52.3% were derived from management activities. Franchisees typically pay an initial application fee, along with royalty and system services fees for the licensing of our brand and the use of our shared system-wide platforms, such as marketing, technology infrastructure, central reservations, national sales and revenue management systems. The standard term for our franchise agreements is generally 20 years.
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
Hotel Acquisitions
No hotels were acquired during the six months ended June 30, 2019. In September 2018, we acquired a 107-room hotel under construction. The hotel opened under the Extended Stay America brand in the fourth quarter of 2018. In May 2018, we acquired a 115-room hotel and converted it to an Extended Stay America-branded hotel. Prior to its acquisition by the Company, the hotel opened in late 2017.
Hotel Dispositions
No hotels were sold during the six months ended June 30, 2019. The table below summarizes hotel dispositions for the year ended December 31, 2018 (in thousands, except number of hotels and number of rooms).

Year	Brand	Location	Month Sold	Number of Hotels	Number of Rooms	Net Proceeds	Gain (Loss) on Sale		Franchised/Managed (1)
2018	Extended Stay America	Various	November	14	1,369	$34,855	$1,331	(2)	Yes
2018	Extended Stay America	Various	September	16	1,680	$60,710	$6,293	(2)	Yes
2018	Extended Stay America	Various	September	16	1,776	$58,144	$(3,014)	(2)	Yes
2018	Extended Stay America	Various	February	25	2,430	$111,156	$6,810	(2)	Yes
2018	Extended Stay America	Texas	March	1	101	$44,090	$31,058		Yes	(3)
____________________

(1)	As of June 30, 2019.

(2)	Net of impairment charges of $16.8 million, $24.3 million, $6.3 million and $2.1 million, respectively, recorded prior to sale.

(3)	Remaining term of franchise or management agreement is less than one year.
See Note 4 to each of the condensed consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 1 of this combined quarterly report on Form 10-Q.
Hotel Pipeline
As of June 30, 2019, the Company had a pipeline of 71 hotels, which consisted of the following:

Company-Owned Pipeline & Recently Opened Hotels as of June 30, 2019
Under Option		Pre-Development		Under Construction		Total Pipeline		Opened YTD
# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms
6	744	6	772	7	872	19	2,388	—	—

Third-Party Pipeline & Recently Opened Hotels as of June 30, 2019
Commitments		Applications		Executed		Total Pipeline		Opened YTD
# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms
40	4,928	6	687	6	673	52	6,288	1	115

Definitions
Under Option	Locations with a signed purchase and sale agreement
Pre-Development	Land purchased, permitted and/or site work
Under Construction	Hotel is under construction
Commitments	Signed commitment to build a certain number of hotels by a third party
Applications	Third party filed franchise application with deposit
Executed	Franchise application approved, various stages of pre-development and/or under construction

Understanding Our Results of Operations—The Company
Revenues and Expenses. The Company’s revenues are derived from hotel ownership/operations and the franchise and management of hotels owned by third parties. Hotel operating expenses account for the largest portion of the Company’s operating expenses and reflect ongoing expenses associated with the ownership and operation of our hotels.
The following table presents the components of the Company’s revenues as a percentage of our total revenues for the six months ended June 30, 2019:

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
•      Other revenues from franchised and managed properties. Other revenues from franchised and managed properties include the direct reimbursement of specific costs, such as on-site personnel expense and incremental reservation and other distribution costs, incurred by us for which we are reimbursed on a dollar-for-dollar basis. Additionally, these revenues include fees charged, typically based on a percentage of revenue from the franchised hotel, as reimbursement for indirect costs incurred by us associated with certain shared system-wide platforms (i.e., system services), such as marketing, technology infrastructure, central reservations, national sales and revenue management systems.
1.5%
The following table presents the components of the Company’s operating expenses as a percentage of our total operating expenses for the six months ended June 30, 2019:

Percentage of 2019 Year to Date Total Operating Expenses
• Hotel operating expenses. Hotel operating expenses have both fixed and variable components. Operating expenses that are relatively fixed include personnel expense, real estate tax expense and property insurance premiums. Occupancy is a key driver of expenses that have a high degree of variability, such as housekeeping services and amenity costs. Other variable expenses include marketing costs, reservation costs, property insurance claims and repairs and maintenance expense.	65.0%
• General and administrative expenses. General and administrative expenses include expenses associated with corporate overhead. Costs consist primarily of compensation expense of our corporate staff, including equity-based compensation, and professional fees, including audit, tax, legal and consulting fees.	10.4%
• Depreciation and amortization. Depreciation and amortization is a charge that relates primarily to the acquisition and related usage of hotels and other property and equipment, including capital expenditures incurred with respect to hotel renovations and other capital expenditures.	22.4%
•    Impairment of long-lived assets. Impairment of long-lived assets is a charge recognized when events and circumstances indicate that the carrying value of an individual hotel asset, or a group of hotel assets, may not be recoverable.
—%
•       Other expenses from franchised and managed properties. Other expenses from franchised and managed properties include specific costs, such as on-site hotel personnel expense and incremental reservation and other distribution costs, incurred by us in the delivery of services for which we are reimbursed on a dollar-for-dollar basis. Additionally, these expenses include costs associated with shared system-wide platforms (i.e., system services), such as marketing, technology infrastructure, central reservations, national sales and revenue management systems, for which we are reimbursed over time through system service (i.e., program) fees.
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
Expenses. The following table presents the components of ESH REIT’s operating expenses as a percentage of ESH REIT’s total operating expenses for the six months ended June 30, 2019:

Percentage of 2019 Year to Date Total Operating Expenses
• Hotel operating expenses. ESH REIT’s hotel operating expenses include expenses directly related to hotel ownership, such as real estate tax expense, property insurance premiums and loss on disposal of assets.	29.5%
• General and administrative expenses. General and administrative expenses include overhead expenses incurred directly by ESH REIT and administrative service costs reimbursed to the Corporation.	5.1%
• Depreciation and amortization. Depreciation and amortization are charges that relate primarily to the acquisition and related usage of hotels and other property and equipment, including capital expenditures incurred with respect to hotel renovations and other capital expenditures.	65.4%
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

Results of Operations—The Company
Comparison of Three Months Ended June 30, 2019 and June 30, 2018
As of June 30, 2019, we owned and operated 554 hotels, consisting of approximately 61,500 rooms, and franchised and/or managed 74 hotels for third parties, consisting of approximately 7,600 rooms. As of June 30, 2018, we owned and operated 599 hotels, consisting of approximately 66,200 rooms, and franchised and/or managed 27 hotels for third parties, consisting of approximately 2,700 rooms.
The following table presents our consolidated results of operations for the three months ended June 30, 2019 and 2018, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended June 30,
	2019	2018	Change ($)	Change (%)
Revenues:
Room revenues	$311,614	$326,948	$(15,334)	(4.7)%
Other hotel revenues	6,070	5,492	578	10.5%
Franchise and management fees	1,447	861	586	68.1%
	319,131	333,301	(14,170)	(4.3)%
Other revenues from franchised and managed properties	4,526	3,200	1,326	41.4%
Total revenues	323,657	336,501	(12,844)	(3.8)%
Operating expenses:
Hotel operating expenses	146,907	144,054	2,853	2.0%
General and administrative expenses	22,287	23,507	(1,220)	(5.2)%
Depreciation and amortization	49,017	53,499	(4,482)	(8.4)%
	218,211	221,060	(2,849)	(1.3)%
Other expenses from franchised and managed properties	4,996	3,394	1,602	47.2%
Total operating expenses	223,207	224,454	(1,247)	(0.6)%
Other income	1	457	(456)	(99.8)%
Income from operations	100,451	112,504	(12,053)	(10.7)%
Other non-operating (income) expense	(171)	102	(273)	267.6%
Interest expense, net	29,766	32,425	(2,659)	(8.2)%
Income before income tax expense	70,856	79,977	(9,121)	(11.4)%
Income tax expense	11,198	14,407	(3,209)	(22.3)%
Net income	59,658	65,570	(5,912)	(9.0)%
Net income attributable to noncontrolling interests	(6,161)	(514)	(5,647)	1,098.6%
Net income attributable to Extended Stay America, Inc. common shareholders	$53,497	$65,056	$(11,559)	(17.8)%

The following table presents key operating metrics, including occupancy, ADR, RevPAR and hotel inventory for our owned hotels for the three months ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30,
	2019	2018	Change
Number of hotels (as of June 30)	554	599	(45)
Number of rooms (as of June 30)	61,486	66,204	(4,718)
Occupancy	79.9%	77.6%	230 bps
ADR	$69.65	$69.91	(0.4)%
RevPAR	$55.63	$54.27	2.5%

Renovation Displacement Data (in thousands, except percentages):
Total available room nights	5,595	6,025	(430)
Room nights displaced from renovation	15	—	15
% of available room nights displaced	0.3%	—%	30 bps
Room revenues. Room revenues decreased by $15.3 million, or 4.7%, to $311.6 million for the three months ended June 30, 2019, compared to $326.9 million for the three months ended June 30, 2018, primarily due to hotel dispositions during 2018. On a Comparable Hotel basis, room revenues decreased by $0.4 million, or 0.1%, due to a relatively flat RevPAR for hotels we owned and operated during the entirety of both periods, which was the result of a 2.3% decrease in ADR, partially offset by a 1.7% increase in occupancy.
Other hotel revenues. Other hotel revenues increased by $0.6 million, or 10.5%, to $6.1 million for the three months ended June 30, 2019, compared to $5.5 million for the three months ended June 30, 2018. On a Comparable Hotel basis, other hotel revenues increased by $0.9 million, or 17.5%, due to system and process improvements that improved our billing efficiency and collection of cancellation fees.
Franchise and management fees. For the three months ended June 30, 2019, we earned franchise and management fees of $1.4 million as a result of the franchise and/or management of 74 third-party owned hotels. For the three months ended June 30, 2018, we earned franchise and management fees of $0.9 million as a result of the franchise and/or management of 27 third-party owned hotels. During the three months ended June 30, 2019, a third-party franchisee converted a 115-room hotel in Texas to the Extended Stay America brand, and we expect additional newly built and brand-conversion franchised hotels to open in the future.

Other revenues from franchised and managed properties. For the three months ended June 30, 2019 and 2018, we recognized $4.5 million and $3.2 million, respectively, in other revenues from franchised and managed properties. Other revenues from franchised and managed hotels include both direct and indirect reimbursable costs.
Hotel operating expenses. Hotel operating expenses increased by $2.9 million, or 2.0%, to $146.9 million for the three months ended June 30, 2019, compared to $144.1 million for the three months ended June 30, 2018. On a Comparable Hotel basis, hotel operating expenses increased by $9.0 million, or 6.7%. The increase in hotel operating expenses was primarily due to increases in personnel expense of $4.0 million, loss on disposal of assets of $2.8 million, marketing costs of $1.6 million and technology-related costs of $1.1 million.
General and administrative expenses. General and administrative expenses decreased by $1.2 million, or 5.2%, to $22.3 million for the three months ended June 30, 2019, compared to $23.5 million for the three months ended June 30, 2018. The decrease in general and administrative expenses was primarily due to decreases in professional and consulting fees of $0.6 million and asset-related acquisition costs of $0.3 million.
Depreciation and amortization. Depreciation and amortization decreased by $4.5 million, or 8.4%, to $49.0 million for the three months ended June 30, 2019, compared to $53.5 million for the three months ended June 30, 2018, primarily due to hotel dispositions during 2018.
Other expenses from franchised and managed properties. For the three months ended June 30, 2019, we incurred other expenses from franchised and managed properties of $5.0 million as a result of the franchise and/or management of 74 third-party owned hotels. For the three months ended June 30, 2018, we incurred other expenses from franchised and managed properties of $3.4 million as a result of the franchise and/or management of 27 third-party owned hotels. We generally expect the cost to provide certain shared system-wide platforms to franchisees to be recovered through system services fees. System services fees are included in other revenues from franchised and managed properties.
Other income. No material other income was recognized during the three months ended June 30, 2019. Other income for the three months ended June 30, 2018 was $0.5 million, which primarily related to a business interruption insurance reimbursement.
Other non-operating (income) expense. During the three months ended June 30, 2019 and 2018, we recognized a foreign currency transaction gain of $0.2 million and loss of $0.1 million, respectively, related to a residual Canadian dollar-denominated deposit resulting from the 2017 sale of our Canadian hotels.
Interest expense, net. Net interest expense decreased by $2.7 million, or 8.2%, to $29.8 million for the three months ended June 30, 2019, compared to $32.4 million for the three months ended June 30, 2018. This decrease was primarily due to a $1.3 million increase in interest income earned on money market investments as well as a $1.2 million decrease in debt extinguishment costs. The Company’s weighted-average interest rate increased to 4.8% as of June 30, 2019 compared to 4.6% as of June 30, 2018. The Company’s total debt outstanding decreased to $2.4 billion, net of unamortized deferred financing costs and debt discounts, as of June 30, 2019 compared to $2.5 billion, net of unamortized deferred financing costs and debt discounts, as of June 30, 2018.
Income tax expense. Our effective income tax rate decreased to 15.8% for the three months ended June 30, 2019, compared to 18.0% for the three months ended June 30, 2018. The Company’s effective rate differs from the current federal statutory rate of 21% primarily due to ESH REIT’s status as a REIT under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”). The decrease in the effective income tax rate for the three months ended June 30, 2019 was primarily due to the fact that the Company filed its final Canadian tax return during the three months ended June 30, 2018, resulting in a $0.7 million income tax expense related to the sale of three Canadian hotels that did not reoccur in 2019.

Net income attributable to noncontrolling interests. Third-party equity interests in Extended Stay America, Inc. consist of the outstanding shares of the Class B common stock of ESH REIT, which represented 43% of ESH REIT’s total common equity as of June 30, 2019 and 2018.

Comparison of Six Months Ended June 30, 2019 and June 30, 2018
As of June 30, 2019, we owned and operated 554 hotels, consisting of approximately 61,500 rooms, and franchised and/or managed 74 hotels for third parties, consisting of approximately 7,600 rooms. As of June 30, 2018, we owned and operated 599 hotels, consisting of approximately 66,200 rooms, and franchised and/or managed 27 hotels for third parties, consisting of approximately 2,700 rooms.
The following table presents our consolidated results of operations for the six months ended June 30, 2019 and 2018, including the amount and percentage change in these results between the periods (in thousands):

	Six Months Ended June 30,
	2019	2018	Change ($)	Change (%)
Revenues:
Room revenues	$578,660	$617,158	$(38,498)	(6.2)%
Other hotel revenues	11,373	10,767	606	5.6%
Franchise and management fees	2,672	1,276	1,396	109.4%
	592,705	629,201	(36,496)	(5.8)%
Other revenues from franchised and managed properties	8,621	5,067	3,554	70.1%
Total revenues	601,326	634,268	(32,942)	(5.2)%
Operating expenses:
Hotel operating expenses	284,198	286,684	(2,486)	(0.9)%
General and administrative expenses	45,314	48,468	(3,154)	(6.5)%
Depreciation and amortization	97,795	107,514	(9,719)	(9.0)%
Impairment of long-lived assets	—	43,600	(43,600)	(100.0)%
	427,307	486,266	(58,959)	(12.1)%
Other expenses from franchised and managed properties	9,643	5,313	4,330	81.5%
Total operating expenses	436,950	491,579	(54,629)	(11.1)%
Gain on sale of hotel properties	—	38,082	(38,082)	(100.0)%
Other income	28	462	(434)	(93.9)%
Income from operations	164,404	181,233	(16,829)	(9.3)%
Other non-operating (income) expense	(349)	299	(648)	216.7%
Interest expense, net	59,370	64,065	(4,695)	(7.3)%
Income before income tax expense	105,383	116,869	(11,486)	(9.8)%
Income tax expense	17,321	20,204	(2,883)	(14.3)%
Net income	88,062	96,665	(8,603)	(8.9)%
Net income attributable to noncontrolling interests	(12,631)	(16,757)	4,126	(24.6)%
Net income attributable to Extended Stay America, Inc. common shareholders	$75,431	$79,908	$(4,477)	(5.6)%

The following table presents key operating metrics, including occupancy, ADR, RevPAR and hotel inventory for our owned hotels for the six months ended June 30, 2019 and 2018, respectively:

	Six Months Ended June 30,
	2019	2018	Change
Number of hotels (as of June 30)	554	599	(45)
Number of rooms (as of June 30)	61,486	66,204	(4,718)
Occupancy	75.7%	74.1%	160 bps
ADR	$68.64	$69.00	(0.5)%
RevPAR	$51.94	$51.12	1.6%

Renovation Displacement Data (in thousands, except percentages):
Total available room nights	11,129	11,983	(854)
Room nights displaced from renovation	35	—	35
% of available room nights displaced	0.3%	—%	30 bps
Room revenues. Room revenues decreased by $38.5 million, or 6.2%, to $578.7 million for the six months ended June 30, 2019, compared to $617.2 million for the six months ended June 30, 2018, primarily due to hotel dispositions during 2018. On a Comparable Hotel basis, room revenues decreased by $6.2 million, or 1.1%, due to a 1.1% decrease in RevPAR for hotels we owned and operated for the entirety of both periods. The 1.1% RevPAR decline for the Comparable Hotels was the result of a 2.4% decrease in ADR, partially offset by a 0.1% increase in occupancy.
Other hotel revenues. Other hotel revenues increased by $0.6 million, or 5.6%, to $11.4 million for the six months ended June 30, 2019, compared to $10.8 million for the six months ended June 30, 2018. On a Comparable Hotel basis, other hotel revenues increased by $1.4 million, or 14.1%, due to system and process improvements that improved billing efficiency and collection of cancellation fees.
Franchise and management fees. For the six months ended June 30, 2019, we earned franchise and management fees of $2.7 million as a result of the franchise and/or management of 74 third-party owned hotels. For the six months ended June 30, 2018, we earned franchise and management fees of $1.3 million as a result of the franchise and/or management of 27 third-party owned hotels. During the six months ended June 30, 2019, a third-party franchisee converted a 115-room hotel in Texas to the Extended Stay America brand, and we expect additional newly built and brand-conversion franchised hotels to open in the future.

Other revenues from franchised and managed properties. For the six months ended June 30, 2019 and 2018, we recognized $8.6 million and $5.1 million, respectively, in other revenues from franchised and managed properties. Other revenues from franchised and managed hotels include both direct and indirect reimbursable costs.
Hotel operating expenses. Hotel operating expenses decreased by $2.5 million, or 0.9%, to $284.2 million for the six months ended June 30, 2019, compared to $286.7 million for the six months ended June 30, 2018. On a Comparable Hotel basis, hotel operating expenses increased by $15.2 million, or 5.7%. The increase in hotel operating expenses was primarily due to increases in personnel expense of $6.3 million, marketing costs of $2.8 million, loss on disposal of assets of $2.7 million, technology-related costs of $2.2 million, workers’ compensation and general liability insurance claims of $1.4 million and real estate tax expense of $0.9 million, partially offset by a decrease in maintenance expense of $0.6 million.
General and administrative expenses. General and administrative expenses decreased by $3.2 million, or 6.5%, to $45.3 million for the six months ended June 30, 2019, compared to $48.5 million for the six months ended June 30, 2018. This decrease was primarily due to decreases in compensation expense of $1.1 million, professional and consulting fees of $0.6 million and asset-related acquisition costs of $0.3 million.
Depreciation and amortization. Depreciation and amortization decreased by $9.7 million, or 9.0%, to $97.8 million for the six months ended June 30, 2019, compared to $107.5 million for the six months ended June 30, 2018, primarily due to hotel dispositions during 2018.
Impairment of long-lived assets. No impairment charges were recognized during the six months ended June 30, 2019. During the six months ended June 30, 2018, we recognized impairment charges for 21 hotels, generally located in the

Midwestern U.S., which totaled $43.6 million. The majority of the charges incurred were in connection with evaluating the potential sale of certain non-core assets. The estimation and evaluation of future cash flows, which is a key factor in determining the amount and/or timing of impairment charges, in particular the holding period for real estate assets and asset composition and/or concentration within real estate portfolios, relies on judgments and assumptions regarding holding period, current and future operating and economic performance, and current and future market conditions. It is possible that such judgments and/or estimates will change; if this occurs, we may recognize additional impairment charges reflecting either changes in estimate, circumstance or the estimated market value of our assets.
Other expenses from franchised and managed properties. For the six months ended June 30, 2019, we incurred other expenses from franchised and managed properties of $9.6 million as a result of the franchise and/or management of 74 third-party owned hotels. For the six months ended June 30, 2018, we incurred other expenses from franchised and managed properties of $5.3 million as a result of the franchise and/or management of 27 third-party owned hotels. We generally expect the cost to provide certain shared system-wide platforms to franchisees to be recovered through system services fees. System services fees are included in other revenues from franchised and managed properties.
Gain on sale of hotel properties. No hotels were sold during the six months ended June 30, 2019. During the six months ended June 30, 2018, we recognized a $38.1 million gain related to the sale of 26 hotels.
Other income. No material other income was recognized during the six months ended June 30, 2019. Other income for the six months ended June 30, 2018 was $0.5 million, which primarily related to a business interruption insurance reimbursement.
Other non-operating (income) expense. During the six months ended June 30, 2019 and 2018, we recognized a foreign currency transaction gain of $0.3 million and loss of $0.3 million, respectively, related to a residual Canadian dollar-denominated deposit resulting from the 2017 sale of our Canadian hotels.
Interest expense, net. Net interest expense decreased by $4.7 million, or 7.3%, to $59.4 million for the six months ended June 30, 2019, compared to $64.1 million for the six months ended June 30, 2018. This decrease was primarily due to a $2.7 million increase in interest income earned on money market investments as well as a $1.6 million decrease in debt extinguishment costs. The Company’s weighted-average interest rate increased to 4.7% as of June 30, 2019 compared to 4.6% as of June 30, 2018. The Company’s total debt outstanding decreased to $2.4 billion, net of unamortized deferred financing costs and debt discounts, as of June 30, 2019 compared to $2.5 billion, net of unamortized deferred financing costs and debt discounts, as of June 30, 2018.
Income tax expense. Our effective income tax rate decreased to 16.4% for the six months ended June 30, 2019, compared to 17.3% for the six months ended June 30, 2018. The Company’s effective rate differs from the current federal statutory rate of 21% primarily due to ESH REIT’s status as a REIT under the provisions of the Code. The decrease in the effective income tax rate for the six months ended June 30, 2019 was due to a modest decrease in dividend income and other factors with respect to the Corporation’s ownership in ESH REIT.
Net income attributable to noncontrolling interests. Third-party equity interests in the Company consist of the outstanding shares of the Class B common stock of ESH REIT, which represented 43% of ESH REIT’s total common equity as of June 30, 2019 and 2018.
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
Comparison of Three Months Ended June 30, 2019 and June 30, 2018
As of June 30, 2019, ESH REIT owned and leased 554 hotels, consisting of approximately 61,500 rooms. As of June 30, 2018, ESH REIT owned and leased 599 hotels, consisting of approximately 66,200 rooms.
The following table presents ESH REIT’s results of operations for the three months ended June 30, 2019 and 2018, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended June 30,
	2019	2018	Change ($)	Change (%)
Revenues- Rental revenues from Extended Stay America, Inc.	$118,102	$111,532	$6,570	5.9%
Operating expenses:
Hotel operating expenses	21,937	19,975	1,962	9.8%
General and administrative expenses	3,544	4,217	(673)	(16.0)%
Depreciation and amortization	48,132	53,538	(5,406)	(10.1)%
Total operating expenses	73,613	77,730	(4,117)	(5.3)%
Other income	—	451	(451)	(100.0)%
Income from operations	44,489	34,253	10,236	29.9%
Other non-operating (income) expense	(134)	64	(198)	309.4%
Interest expense, net	30,267	32,284	(2,017)	(6.2)%
Income before income tax expense	14,356	1,905	12,451	653.6%
Income tax expense	7	715	(708)	(99.0)%
Net income	$14,349	$1,190	$13,159	1,105.8%
Rental revenues from Extended Stay America, Inc. Rental revenues increased by $6.6 million, or 5.9%, to $118.1 million for the three months ended June 30, 2019, compared to $111.5 million for the three months ended June 30, 2018. The increase in rental revenues was due to the renewal of the leases between ESH REIT and the Operating Lessees in November 2018, which increased the proportion of minimum rents to total rental payments, and the straight-line impact of the future fixed minimum rent increases under the renewed leases. This increase was partially offset by a decrease in revenues as a result of the hotel dispositions during 2018. Percentage rental revenues were $0.1 million and $0.5 million during the three months ended June 30, 2019 and 2018, respectively.
Hotel operating expenses. Hotel operating expenses increased by $2.0 million, or 9.8%, to $21.9 million for the three months ended June 30, 2019, compared to $20.0 million for the three months ended June 30, 2018. This increase was primarily due to an increase in the loss on disposal of assets of $2.8 million, partially offset by a decrease in real estate tax expense of $0.8 million.
General and administrative expenses. General and administrative expenses decreased by $0.7 million, or 16.0%, to $3.5 million for the three months ended June 30, 2019, compared to $4.2 million for the three months ended June 30, 2018. This decrease was primarily due to decreases in professional and consulting fees of $0.3 million, asset-related acquisition costs of $0.2 million and costs paid to the Corporation of $0.1 million for administrative services performed on ESH REIT’s behalf.
Depreciation and amortization. Depreciation and amortization decreased by $5.4 million, or 10.1%, to $48.1 million for the three months ended June 30, 2019, compared to $53.5 million for the three months ended June 30, 2018, primarily due to hotel dispositions during 2018.
Other income. No material other income was recognized during the three months ended June 30, 2019. Other income for the three months ended June 30, 2018 was $0.5 million, which primarily related to a business interruption insurance reimbursement.
Other non-operating (income) expense. During the three months ended June 30, 2019 and 2018, ESH REIT recognized a foreign currency transaction gain of $0.2 million and loss of $0.1 million, respectively, related to a residual Canadian dollar-denominated deposit resulting from the 2017 sale of our Canadian hotels.
Interest expense, net. Net interest expense decreased by $2.0 million, or 6.2%, to $30.3 million for the three months ended June 30, 2019, compared to $32.3 million for the three months ended June 30, 2018. This decrease was primarily due to a $1.2 million decrease in debt extinguishment costs and a $0.7 million increase in interest income earned on money market investments. ESH REIT’s weighted-average interest rate increased to 4.7% as of June 30, 2019 compared to 4.6% as of June 30, 2018. ESH REIT’s total debt outstanding decreased to $2.4 billion, net of unamortized deferred financing costs and debt discounts, as of June 30, 2019 compared to $2.5 billion, net of unamortized deferred financing costs and debt discounts, as of June 30, 2018.

Income tax expense. ESH REIT’s effective income tax rate decreased to less than 0.1% for the three months ended June 30, 2019 compared to 37.5% for the three months ended June 30, 2018. ESH REIT’s effective rate differs from the federal statutory rate of 21% primarily due to ESH REIT’s status as a REIT under the provisions of the Code. The decrease in the effective income tax rate for the three months ended June 30, 2019 was primarily due to the fact that ESH REIT filed its final Canadian tax return during the three months ended June 30, 2018, resulting in a $0.7 million income tax expense related to the sale of three Canadian hotels that did not reoccur in 2019.
Comparison of Six Months Ended June 30, 2019 and June 30, 2018
As of June 30, 2019, ESH REIT owned and leased 554 hotels, consisting of approximately 61,500 rooms. As of June 30, 2018, ESH REIT owned and leased 599 hotels, consisting of approximately 66,200 rooms.
The following table presents ESH REIT’s results of operations for the six months ended June 30, 2019 and 2018, including the amount and percentage change in these results between the periods (in thousands):

	Six Months Ended June 30,
	2019	2018	Change ($)	Change (%)
Revenues- Rental revenues from Extended Stay America, Inc.	$236,107	$224,863	$11,244	5.0%
Operating expenses:
Hotel operating expenses	43,245	42,056	1,189	2.8%
General and administrative expenses	7,525	8,312	(787)	(9.5)%
Depreciation and amortization	95,999	106,818	(10,819)	(10.1)%
Total operating expenses	146,769	157,186	(10,417)	(6.6)%
Gain on sale of hotel properties	—	35,410	(35,410)	(100.0)%
Other income	15	479	(464)	(96.9)%
Income from operations	89,353	103,566	(14,213)	(13.7)%
Other non-operating (income) expense	(273)	266	(539)	202.6%
Interest expense, net	60,201	63,779	(3,578)	(5.6)%
Income before income tax expense	29,425	39,521	(10,096)	(25.5)%
Income tax expense	10	750	(740)	(98.7)%
Net income	$29,415	$38,771	$(9,356)	(24.1)%
Rental revenues from Extended Stay America, Inc. Rental revenues increased by $11.2 million, or 5.0%, to $236.1 million for the six months ended June 30, 2019, compared to $224.9 million for the six months ended June 30, 2018. The increase in rental revenues was due to the renewal of the leases between ESH REIT and the Operating Lessees in November 2018, which increased the proportion of minimum rents to total rental payments, and the straight-line impact of the future fixed minimum rent increases under the renewed leases. This increase was partially offset by a decrease in revenues as a result of hotel dispositions during 2018. Percentage rental revenues were $0.1 million and $0.5 million during the six months ended June 30, 2019 and 2018, respectively.
Hotel operating expenses. Hotel operating expenses increased by $1.2 million, or 2.8%, to $43.2 million for the six months ended June 30, 2019, compared to $42.1 million for the six months ended June 30, 2018. This increase was primarily due to an increase in the loss on disposal of assets of $2.7 million, partially offset by a decrease in real estate tax and use tax expenses of $1.5 million.
General and administrative expenses. General and administrative expenses decreased by $0.8 million, or 9.5%, to $7.5 million for the six months ended June 30, 2019, compared to $8.3 million for the six months ended June 30, 2018. This decrease was primarily due to decreases in asset-related acquisition costs of $0.3 million and costs paid to the Corporation of $0.3 million for administrative services performed on ESH REIT’s behalf.
Depreciation and amortization. Depreciation and amortization decreased by $10.8 million, or 10.1%, to $96.0 million for the six months ended June 30, 2019, compared to $106.8 million for the six months ended June 30, 2018, primarily due to hotel dispositions during 2018.

Gain on sale of hotel properties. No hotels were sold during the six months ended June 30, 2019. During the six months ended June 30, 2018, ESH REIT recognized a gain of $35.4 million related to the sale of 26 hotels.
Other income. No material other income was recognized during the six months ended June 30, 2019. Other income for the six months ended June 30, 2018 was $0.5 million, which primarily related to a business interruption insurance reimbursement.
Other non-operating (income) expense. During the six months ended June 30, 2019 and 2018, ESH REIT recognized a foreign currency transaction gain of $0.3 million and loss of $0.3 million, respectively, related to a residual Canadian dollar-denominated deposit resulting from the 2017 sale of our Canadian hotels.
Interest expense, net. Net interest expense decreased by $3.6 million, or 5.6%, to $60.2 million for the six months ended June 30, 2019, compared to $63.8 million for the six months ended June 30, 2018. This decrease was primarily due to a $1.6 million increase in interest income earned on money market investments as well as a $1.6 million decrease in debt extinguishment costs. ESH REIT’s weighted-average interest rate increased to 4.7% as of June 30, 2019 compared to 4.6% as of June 30, 2018. ESH REIT’s total debt outstanding decreased to $2.4 billion, net of unamortized deferred financing costs and debt discounts, as of June 30, 2019 compared to $2.5 billion, net of unamortized deferred financing costs and debt discounts, as of June 30, 2018.
Income tax expense. ESH REIT’s effective income tax rate decreased to less than 0.1% for the six months ended June 30, 2019, compared to 1.9% for the six months ended June 30, 2018. ESH REIT’s effective rate differs from the federal statutory rate of 21% primarily due to ESH REIT’s status as a REIT under the provisions of the Code. The decrease in the effective income tax rate for the six months ended June 30, 2019 was primarily due to the fact that ESH REIT filed its final Canadian tax return during the six months ended June 30, 2018, resulting in a $0.7 million income tax expense related to the sale of three Canadian hotels that did not reoccur in 2019.
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

The following table provides a reconciliation of Hotel Operating Profit and Hotel Operating Margin for the Company for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$59,658	$65,570	$88,062	$96,665
Income tax expense	11,198	14,407	17,321	20,204
Interest expense, net	29,766	32,425	59,370	64,065
Other non-operating (income) expense	(171)	102	(349)	299
Other income	(1)	(457)	(28)	(462)
Gain on sale of hotel properties	—	—	—	(38,082)
Impairment of long-lived assets	—	—	—	43,600
Depreciation and amortization	49,017	53,499	97,795	107,514
General and administrative expenses	22,287	23,507	45,314	48,468
Loss (gain) on disposal of assets (1)	2,001	(824)	3,377	668
Franchise and management fees	(1,447)	(861)	(2,672)	(1,276)
Other expenses from franchised and managed properties, net of other revenues	470	194	1,022	246
Hotel Operating Profit	$172,778	$187,562	$309,212	$341,909

Room revenues	$311,614	$326,948	$578,660	$617,158
Other hotel revenues	6,070	5,492	11,373	10,767
Total room and other hotel revenues	$317,684	$332,440	$590,033	$627,925

Hotel Operating Margin	54.4%	56.4%	52.4%	54.5%

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

•
Other expense (income)—We exclude the effect of other expense or income that we do not consider reflective of ongoing or future operating performance, including the following: loss (gain) on disposal of assets, non-operating (income) expense, including foreign currency transaction costs, and certain costs associated with acquisitions, dispositions and/or capital transactions.

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
The following table provides a reconciliation of net income to EBITDA and Adjusted EBITDA for the Company for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$59,658	$65,570	$88,062	$96,665
Interest expense, net	29,766	32,425	59,370	64,065
Income tax expense	11,198	14,407	17,321	20,204
Depreciation and amortization	49,017	53,499	97,795	107,514
EBITDA	149,639	165,901	262,548	288,448
Equity-based compensation	2,147	1,785	4,255	4,188
Impairment of long-lived assets	—	—	—	43,600
Gain on sale of hotel properties	—	—	—	(38,082)
Other expense (income)(1)	1,857	(349)	3,151	1,347
Adjusted EBITDA	$153,643	$167,337	$269,954	$299,501
________________________

(1)
Includes loss (gain) on disposal of assets, non-operating (income) expense, including foreign currency transaction costs, and certain costs associated with acquisitions and dispositions. Loss (gain) on disposal of assets totaled $2.0 million, $(0.8) million, $3.4 million and $0.7 million, respectively.

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
The following table provides a reconciliation of net income attributable to Extended Stay America, Inc. common shareholders to FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share for the Company for the three and six months ended June 30, 2019 and 2018 (in thousands, except per Paired Share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income per Extended Stay America, Inc. common share - diluted	$0.28	$0.34	$0.40	$0.42

Net income attributable to Extended Stay America, Inc. common shareholders	$53,497	$65,056	$75,431	$79,908
Noncontrolling interests attributable to Class B common shares of ESH REIT	6,157	510	12,623	16,749
Real estate depreciation and amortization	47,655	52,233	95,088	104,981
Impairment of long-lived assets	—	—	—	43,600
Gain on sale of hotel properties	—	—	—	(38,082)
Tax effect of adjustments to net income attributable to Extended Stay America, Inc. common shareholders	(7,482)	(8,880)	(14,882)	(18,605)
FFO	99,827	108,919	168,260	188,551
Debt modification and extinguishment costs	—	1,184	—	1,621
Tax effect of adjustments to FFO	—	(201)	—	(274)
Adjusted FFO	$99,827	$109,902	$168,260	$189,898
Adjusted FFO per Paired Share - diluted	$0.53	$0.58	$0.89	$1.00
Weighted Average Paired Shares outstanding - diluted	188,813	190,183	188,695	190,709

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
Paired Share Income is defined as the sum of net income attributable to Extended Stay America, Inc. common shareholders and noncontrolling interests attributable to Class B common shares of ESH REIT. Adjusted Paired Share Income is defined as Paired Share Income adjusted for items that, net of income taxes, we believe are not reflective of ongoing or future operating performance. We adjust Paired Share Income for the following items, net of income taxes, where applicable for each period presented, and refer to this measure as Adjusted Paired Share Income: debt modification and extinguishment costs, impairment of long-lived assets, gain on sale of hotel properties and other expenses (income) such as loss on disposal of assets, non-operating (income) expense, including foreign currency transaction costs and certain costs associated with acquisitions, dispositions and/or capital transactions. With the exception of equity-based compensation, an ongoing charge, and debt modification and extinguishment costs, these adjustments (other than the effect of income taxes) are the same as those used in the reconciliation of net income calculated in accordance with U.S. GAAP to EBITDA and Adjusted EBITDA.
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
The following table provides a reconciliation of net income attributable to Extended Stay America, Inc. common shareholders to Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share for the three and six months ended June 30, 2019 and 2018 (in thousands, except per Paired Share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income per Extended Stay America, Inc. common share - diluted	$0.28	$0.34	$0.40	$0.42

Net income attributable to Extended Stay America, Inc. common shareholders	$53,497	$65,056	$75,431	$79,908
Noncontrolling interests attributable to Class B common shares of ESH REIT	6,157	510	12,623	16,749
Paired Share Income	59,654	65,566	88,054	96,657
Debt modification and extinguishment costs	—	1,184	—	1,621
Impairment of long-lived assets	—	—	—	43,600
Gain on sale of hotel properties	—	—	—	(38,082)
Other expense (income)(1)	1,857	(349)	3,151	1,347
Tax effect of adjustments to Paired Share Income	(291)	(142)	(493)	(1,419)
Adjusted Paired Share Income	$61,220	$66,259	$90,712	$103,724
Adjusted Paired Share Income per Paired Share – diluted	$0.32	$0.35	$0.48	$0.54
Weighted average Paired Shares outstanding – diluted	188,813	190,183	188,695	190,709
_________________________

(1)
Includes loss (gain) on disposal of assets, non-operating (income) expense, including foreign currency transaction costs, and certain costs associated with acquisitions and dispositions. Loss (gain) on disposal of assets totaled $2.0 million, $(0.8) million, $3.4 million and $0.7 million, respectively.

Liquidity and Capital Resources
Company Overview
On a consolidated basis, we have historically generated significant cash flow from operations and have financed our ongoing business, including execution of our strategic objectives, primarily with existing cash, cash flow generated from operations, borrowings under our revolving credit facilities, as needed, and, in certain instances, proceeds from asset dispositions. We generated cash flow from operations of $204.1 million for the six months ended June 30, 2019.
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
The Company had unrestricted cash and cash equivalents of $286.6 million at June 30, 2019. Based upon the current level of operations, management believes that our cash flow from operations, together with our cash balances and available borrowings under our revolving credit facilities, will be adequate to meet our anticipated funding requirements and business objectives for the foreseeable future. We regularly review our capital structure and at any time may refinance or repay existing indebtedness, incur new indebtedness or purchase debt or equity securities.
In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program. As a result of several increases in authorized amounts and program extensions, as of June 30, 2019, the combined Paired Share repurchase program authorized the Corporation and ESH REIT to purchase up to $400 million in Paired Shares through December 31, 2019. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of June 30, 2019, the Corporation and ESH REIT repurchased and retired their respective portion of 17.3 million Paired Shares for a total of $287.6 million. As of July 31, 2019, $112.5 million remained under the combined Paired Share repurchase program.
On August 6, 2019, the Boards of Directors of the Corporation and ESH REIT authorized an extension to the maturity date of the combined Paired Share repurchase program through December 31, 2020, and authorized a $150 million increase to the amount of the program. As a result, the combined Paired Share repurchase program authorizes the Corporation and ESH REIT to purchase up to $550 million in Paired Shares, and as of August 6, 2019, $262.5 million remained available under the program.
Distributions. On August 6, 2019, the Board of Directors of ESH REIT declared a cash distribution of $0.15 per Class A and Class B common share for the first quarter of 2019. Additionally, the Board of Directors of the Corporation declared a cash distribution of $0.08 per common share for the first quarter of 2019. These distributions, which total $0.23 per Paired Share, will be payable on September 4, 2019 to shareholders of record as of August 21, 2019.
The following table outlines distributions declared or paid to date in 2019:

Declaration Date	Record Date	Date Paid/Payable	ESH REIT Distribution	Corporation Distribution	Total Distribution
2/27/2019	3/14/2019	3/28/2019	$0.15	$0.07	$0.22
5/15/2019	5/16/2019	5/30/2019	$0.14	$0.09	$0.23
8/6/2019	8/21/2019	9/4/2019	$0.15	$0.08	$0.23
The Corporation
The Corporation’s primary source of liquidity is distribution income it receives in respect of its ownership of 100% of the Class A common stock of ESH REIT, which as of June 30, 2019, represents 57% of the outstanding common stock of ESH REIT. Other sources of liquidity include income from the operations of the Operating Lessees, ESA Management, ESH Strategies and ESH Strategies Franchise.
In August 2016, the Corporation and ESH REIT entered into an unsecured intercompany credit facility (the “Unsecured Intercompany Facility”). As of June 30, 2019, the outstanding balance under the Unsecured Intercompany Facility was $0. Subject to certain conditions, the Corporation may loan to ESH REIT up to the greater of $300.0 million and an amount based on ESH REIT’s Loan-to-Value Ratio under the Unsecured Intercompany Facility. See Note 7 to the audited consolidated financial statements of Extended Stay America, Inc., included in Item 8 of the 2018 Form 10-K, for additional detail on the Unsecured Intercompany Facility.

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

The Corporation’s long-term liquidity requirements include the repayment of any outstanding amounts under its revolving credit facility and the repayment of its 8% mandatorily redeemable voting preferred stock outstanding, the total par value of which is $7.1 million, in November 2020. Holders of the mandatorily redeemable voting preferred stock have the right to require the Corporation to redeem in cash the mandatorily redeemable voting preferred stock at $1,000 per share plus any accumulated unpaid dividends. See Note 7 to the audited consolidated financial statements of Extended Stay America, Inc., included in Item 8 of the 2018 Form 10-K, for additional detail on the Corporation’s debt obligations.

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
From time to time, the Corporation may return additional cash to ESH REIT in order for ESH REIT to pay for or fund (i) its current and long-term liquidity requirements, (ii) capital expenditures (see “—Liquidity and Capital Resources - ESH REIT”), (iii) outstanding debt obligations or (iv) for other corporate purposes. The Corporation may transfer cash to ESH REIT through the purchase of additional shares of Class A common stock, which would increase its ownership of ESH REIT and reduce the Company’s overall tax efficiency. Additionally, the Corporation may loan funds to ESH REIT under the Unsecured Intercompany Facility or an additional intercompany facility, subject to the conditions contained in the ESH REIT Credit Facilities, the 2025 Notes and the Unsecured Intercompany Facility. See Note 7 to the audited consolidated financial statements of Extended Stay America, Inc., included in Item 8 of the 2018 Form 10-K.
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
ESH REIT’s long-term liquidity requirements consist of funds necessary to (i) complete future hotel renovations, (ii) repurpose and/or rebuild certain of ESH REIT’s existing hotel properties, (iii) construct new Extended Stay America-branded owned hotels, (iv) acquire additional hotel properties and/or other lodging companies, (v) pay distributions and (vi) refinance (including prior to or in connection with debt maturity payments) the ESH REIT Term Facility and the 2025 Notes maturing in August 2023 and May 2025, respectively. See Note 7 to the audited consolidated financial statements of ESH Hospitality, Inc., included in Item 8 of the 2018 Form 10-K, for additional detail on ESH REIT’s debt obligations.

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
Due to REIT distribution requirements, ESH REIT has historically not accumulated significant amounts of cash. As a result and as discussed above, we expect that ESH REIT will need to refinance all or a portion of its outstanding debt, including the ESH REIT Credit Facilities and the 2025 Notes, on or before maturity. See Note 7 to the audited consolidated financial statements of ESH Hospitality, Inc., included in Item 8 of the 2018 Form 10-K, for additional detail on ESH REIT’s debt obligations. We cannot assure you that ESH REIT will be able to refinance any of its debt on attractive terms at or before maturity, on commercially reasonable terms or at all.
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
Comparison of Six Months Ended June 30, 2019 and June 30, 2018
We had total cash, cash equivalents and restricted cash of $302.6 million and $227.4 million at June 30, 2019 and 2018, respectively. The following table summarizes the changes in our cash, cash equivalents and restricted cash as a result of operating, investing and financing activities for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018	Change ($)
Cash provided by (used in):
Operating activities	$204,097	$228,648	$(24,551)
Investing activities	(112,309)	69,865	(182,174)
Financing activities	(92,545)	(221,961)	129,416
Effects of changes in exchange rate on cash and cash equivalents	61	(88)	149
Net (decrease) increase in cash, cash equivalents and restricted cash	$(696)	$76,464	$(77,160)
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled $204.1 million for the six months ended June 30, 2019 compared to $228.6 million for the six months ended June 30, 2018, a decrease of $24.6 million. Cash flows provided by operating activities decreased for the six months ended June 30, 2019, primarily as a result of hotel dispositions during 2018. In addition, hotel operating cash flow decreased due to a decline in hotel operating performance, specifically a 1.1% decrease in RevPAR for hotels owned and operated for the entirety of both periods.

Cash Flows (used in) provided by Investing Activities
Cash flows used in investing activities totaled $112.3 million for the six months ended June 30, 2019 compared to cash flows provided by investing activities of $69.9 million for the six months ended June 30, 2018. Cash flows used in investing activities increased due to $155.2 million of net proceeds received from hotel dispositions during the six months ended June 30, 2018, whereas no hotel properties were sold during the six months ended June 30, 2019. In addition, cash flows used in investing activities increased due to increased investment in property and equipment, including development in process and intangible assets, of $35.9 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
Cash Flows used in Financing Activities
Cash flows used in financing activities totaled $92.5 million for the six months ended June 30, 2019 compared to $222.0 million for the six months ended June 30, 2018, a decrease of $129.4 million. Cash flows used in financing activities decreased primarily due to a $60.4 million decrease in net debt repayments and a $68.0 million decrease in Paired Share repurchases.
Sources and Uses of Cash – ESH REIT
The following cash flow table and comparisons are provided for ESH REIT:
Comparison of Six Months Ended June 30, 2019 and June 30, 2018
ESH REIT had total cash, cash equivalents and restricted cash of $124.1 million and $101.2 million at June 30, 2019 and 2018, respectively. The following table summarizes the changes in ESH REIT’s cash, cash equivalents and restricted cash as a result of operating, investing and financing activities for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018	Change ($)
Cash provided by (used in):
Operating activities	$185,357	$199,529	$(14,172)
Investing activities	(107,697)	73,751	(181,448)
Financing activities	(132,083)	(226,973)	94,890
Net (decrease) increase in cash, cash equivalents and restricted cash	$(54,423)	$46,307	$(100,730)
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled $185.4 million for the six months ended June 30, 2019 compared to $199.5 million for the six months ended June 30, 2018, a decrease of $14.2 million. This decrease in cash flows from operating activities was a result of hotel dispositions and the management of short-term working capital.
Cash Flows (used in) provided by Investing Activities
Cash flows used in investing activities totaled $107.7 million for the six months ended June 30, 2019 compared to cash flows provided by investing activities of $73.8 million for the six months ended June 30, 2018. Cash flows used in investing activities increased due to $155.2 million of net proceeds received from hotel dispositions during the six months ended June 30, 2018, whereas no hotel properties were sold during the six months ended June 30, 2019. In addition, cash flows used in investing activities increased due to increased investment in property and equipment, including development in process and intangible assets, of $35.2 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
Cash Flows used in Financing Activities
Cash flows used in financing activities totaled $132.1 million for the six months ended June 30, 2019 compared to $227.0 million for the six months ended June 30, 2018, a decrease of $94.9 million. Cash flows used in financing activities decreased due to a $60.4 million decrease in net debt repayments, a $24.7 million decrease in Paired Share repurchases and a $9.7 million decrease in common share distributions.
Capital Expenditures
We maintain each of our hotels in good repair and condition and in conformity with applicable laws and regulations. The cost of all improvements and significant alterations are generally made with cash flows from operations. During the six months ended June 30, 2019 and 2018, the Company incurred capital expenditures, including development and construction in process, of $112.9 million and $77.0 million, respectively. Capital expenditures during the six months ended June 30, 2019 and 2018 related to land acquisitions, development and construction in process, cyclical hotel renovations, ordinary hotel capital improvements and investments in information technology. Funding requirements for future capital expenditures, including our current and any future cyclical hotel renovations, repurposing and/or rebuilding certain of our hotel properties, building new hotels we expect to own and operate and acquiring and converting existing hotels to the Extended Stay America brand, either as a franchise or on our balance sheet, will be significant and are expected to be provided primarily from cash flows generated from operations or, to the extent necessary, the Corporation or ESH REIT revolving credit facilities, including the Unsecured Intercompany Facility and, in certain instances, proceeds from asset sales.
Hotel Renovation Program
In the fourth quarter of 2018, the Company commenced its current cyclical hotel renovation program. We completed our prior cyclical hotel renovation program in the second quarter of 2017. Each hotel is generally on a seven-year renovation cycle. Over the next seven years, we expect to renovate approximately 450 owned hotels. This renovation cycle is expected to provide each hotel a renovation package ranging from $5,000 to $20,000 per room. We expect to renovate an average of 60 to 70 hotels per year under the current renovation program, whereby the level of investment in each hotel will be determined by potential return based on multiple market and hotel specific variables.
As of June 30, 2019, we have substantially completed renovations at seven hotels for $10.1 million. Also as of June 30, 2019, we are in the process of performing renovations at six additional hotels, with total costs incurred for these and future hotel renovations (consisting primarily of advance materials purchases) of $24.4 million.
Our Indebtedness
As of June 30, 2019, the Company’s total indebtedness was $2.4 billion, net of unamortized deferred financing costs and debt discounts, including $7.1 million of Corporation mandatorily redeemable preferred stock. ESH REIT’s total indebtedness at June 30, 2019 was $2.4 billion, net of unamortized deferred financing costs and debt discounts. See Note 7 to the audited consolidated financial statements of Extended Stay America, Inc. and Note 7 to the audited consolidated financial statements of ESH Hospitality, Inc., included in Item 8 of the 2018 Form 10-K, for additional detail related to our debt obligations.
Off-Balance Sheet Arrangements
Neither the Corporation nor ESH REIT have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. See Note 12 to the condensed consolidated financial statements of Extended Stay America, Inc. and Note 11 to the condensed consolidated financial statements of ESH Hospitality, Inc., included in Item 1 of this combined quarterly report on Form 10-Q, for additional information with respect to commitments and contingencies, including lease obligations.
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
The Corporation
As of June 30, 2019, the Corporation had minimal exposure to market risk from changes in interest rates because it had no variable rate debt as there were no outstanding amounts drawn on the Corporation’s revolving credit facility. The Corporation’s exposure to market risk from changes in interest rates may increase in future periods should the Corporation incur variable rate debt, including draws on the Corporation’s revolving credit facility.
ESH REIT
As of June 30, 2019, $1.1 billion of ESH REIT’s outstanding debt of $2.4 billion, net of unamortized deferred financing costs and debt discounts, had a variable interest rate. ESH REIT is a counterparty to an interest rate swap at a fixed rate of 1.175%. The notional amount of the interest rate swap as of June 30, 2019 was $250.0 million, which is reduced by $50.0 million every six months until the swap matures in September 2021. The remaining $880.9 million of outstanding variable interest rate debt not subject to the interest rate swap remains subject to interest rate risk. If market rates of interest were to fluctuate by 1.0%, interest expense would increase or decrease by $8.8 million annually, assuming that the amount outstanding under ESH REIT’s unhedged variable interest rate debt remains at $880.9 million.
ESH REIT is exposed to losses in the event of non-performance by the counterparty to the interest rate swap discussed above; however, we do not anticipate any non-performance by the counterparty. The counterparty was evaluated for creditworthiness and risk assessment prior to initiating hedging activity and is evaluated periodically throughout each year.
Item 4. Controls and Procedures

Controls and Procedures (Extended Stay America, Inc.)
Disclosure Controls and Procedures
As of June 30, 2019, Extended Stay America, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of Extended Stay America, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of Extended Stay America, Inc. concluded that the disclosure controls and procedures of Extended Stay America, Inc. were effective to ensure that information required to be disclosed in the reports that Extended Stay America, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of Extended Stay America, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Controls and Procedures (ESH Hospitality, Inc.)
Disclosure Controls and Procedures
As of June 30, 2019, ESH Hospitality, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of ESH Hospitality, Inc., as defined in Exchange Act Rule 13a-15(e).

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
As of June 30, 2019, the following six purported class action lawsuits have been filed against the Company:

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
With respect to the meal and rest period and the wage and hour violations alleged in the lawsuits described above, although the Company believes it is reasonably possible that it may incur losses associated with such matters, it is not possible to estimate the amount of loss or range of loss, if any, that might result from adverse judgments, settlements or other resolution based on the early stage of these lawsuits, the uncertainty as to the certification of a class or classes and the size of any certified class, if applicable, and the lack of resolution of significant factual and legal issues. However, depending on the amount and timing, an unfavorable resolution of some or all of these lawsuits could have a material adverse effect on the Company’s condensed consolidated financial statements, results of operations or liquidity in a future period.
With respect to the Fair Credit Reporting Act violations alleged in the lawsuits described above, the parties have reached a tentative settlement agreement which is subject to certain conditions, including court approval. During the three months ended June 30, 2019, the Company recorded a payable and a corresponding insurance receivable for the amount of the tentative settlement. The expected resolution of the alleged Fair Credit Reporting Act violations in the lawsuits did not have, and is not expected to have, a material adverse impact on the Company’s condensed consolidated financial statements, results of operations or liquidity.
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
No Paired Shares were repurchased during the six months ended June 30, 2019. In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program. As a result of several increases in authorized amounts and program extensions, as of June 30, 2019, the combined Paired Share repurchase program authorized the Corporation and ESH REIT to purchase up to $400 million in Paired Shares through December 31, 2019. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of July 31, 2019, $112.5 million remained under the combined Paired Share repurchase program.
On August 6, 2019, the Boards of Directors of the Corporation and ESH REIT authorized an extension to the maturity date of the combined Paired Share repurchase program through December 31, 2020, and authorized a $150 million increase to the amount of the program. As a result, the combined Paired Share repurchase program authorizes the Corporation and ESH REIT to purchase up to $550 million in Paired Shares, and as of August 6, 2019, $262.5 million remained available under the program.

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

101.1.SCH	Inline XBRL Taxonomy Extension Schema Document
101.1.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.1.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.1.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.1.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

EXTENDED STAY AMERICA, INC.

Date: August 6, 2019	By:	/s/ Jonathan S. Halkyard
Jonathan S. Halkyard
President and Chief Executive Officer

Date: August 6, 2019	By:	/s/ Brian T. Nicholson
Brian T. Nicholson
Chief Financial Officer

ESH HOSPITALITY, INC.

Date: August 6, 2019	By:	/s/ Jonathan S. Halkyard
Jonathan S. Halkyard
President and Chief Executive Officer

Date: August 6, 2019	By:	/s/ Brian T. Nicholson
Brian T. Nicholson
Chief Financial Officer