Form 10-Q
period 2019-09-30
Extended Stay America, Inc.; ESH Hospitality, Inc.
filed 2019-11-06
CIK 1581164, 1507563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
182,818,617 shares of common stock, par value $0.01 per share, of Extended Stay America, Inc., which are attached to and traded together with 182,818,617 shares of Class B common stock, par value $0.01 per share, of ESH Hospitality, Inc., and 250,493,583 shares of Class A common stock, par value $0.01 per share, of ESH Hospitality, Inc., were all outstanding as of October 31, 2019.

EXTENDED STAY AMERICA, INC.
ESH HOSPITALITY, INC.
QUARTERLY REPORT ON FORM 10-Q

ABOUT THIS COMBINED QUARTERLY REPORT
This combined quarterly report on Form 10-Q is filed by Extended Stay America, Inc., a Delaware corporation (the “Corporation”), and its controlled subsidiary, ESH Hospitality, Inc., a Delaware corporation (“ESH REIT”). Both the Corporation and ESH REIT have securities that have been registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are publicly traded and listed on The Nasdaq Global Select Market (“Nasdaq”) as Paired Shares, as defined herein. As further discussed herein, unless otherwise indicated or the context requires, the terms “Company,” “Extended Stay,” “Extended Stay America,” “we,” “our” and “us” refer to the Corporation, ESH REIT and their subsidiaries considered as a single enterprise.
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
This combined quarterly report also includes separate Exhibit 31 and 32 certifications for each of Extended Stay America, Inc. and ESH Hospitality, Inc. in order to establish that the Chief Executive Officer and the Chief Financial Officer of each registrant has made the requisite certifications and that Extended Stay America, Inc. and ESH Hospitality, Inc. are compliant with Rule 13a-15 or Rule 15d-15 of the Exchange Act and 18 U.S.C. §1350.
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

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $1,333,588 and $1,218,105	$3,467,627	$3,453,632
RESTRICTED CASH	13,572	15,878
CASH AND CASH EQUIVALENTS	489,767	287,458
INTANGIBLE ASSETS - Net of accumulated amortization of $12,495 and $11,065	33,035	28,714
GOODWILL	45,192	45,192
ACCOUNTS RECEIVABLE - Net of allowance for doubtful accounts of $2,844 and $2,075	21,929	19,769
DEFERRED TAX ASSETS	12,346	7,309
OTHER ASSETS	71,909	66,258
TOTAL ASSETS	$4,155,377	$3,924,210
LIABILITIES AND EQUITY
LIABILITIES:
Term loan facility payable - Net of unamortized deferred financing costs and debt discount of $11,386 and $14,879	$619,523	$1,121,713
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $37,156 and $26,206	2,012,844	1,273,794
Mandatorily redeemable preferred stock - $0.01 par value, $1,000 redemption value, 8.0%, 350,000,000 shares authorized, 7,130 shares issued and outstanding	7,130	7,130
Finance lease liabilities	3,410	3,360
Accounts payable and accrued liabilities	245,999	207,574
Total liabilities	2,888,906	2,613,571
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY:
Common stock - $0.01 par value, 3,500,000,000 shares authorized, 184,501,128 and 188,219,605 shares issued and outstanding	1,845	1,882
Additional paid in capital	746,146	749,219
Retained earnings	66,958	32,432
Accumulated other comprehensive income	444	2,488
Total Extended Stay America, Inc. shareholders’ equity	815,393	786,021
Noncontrolling interests	451,078	524,618
Total equity	1,266,471	1,310,639
TOTAL LIABILITIES AND EQUITY	$4,155,377	$3,924,210
See accompanying notes to condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES:
Room revenues	$320,669	$340,917	$899,329	$958,075
Other hotel revenues	6,475	5,943	17,848	16,710
Franchise and management fees	1,351	864	4,023	2,140
	328,495	347,724	921,200	976,925
Other revenues from franchised and managed properties	4,200	3,352	12,821	8,419
Total revenues	332,695	351,076	934,021	985,344
OPERATING EXPENSES:
Hotel operating expenses	152,913	156,341	437,111	443,025
General and administrative expenses	22,292	21,242	67,606	69,710
Depreciation and amortization	49,748	52,138	147,543	159,652
Impairment of long-lived assets	2,679	—	2,679	43,600
	227,632	229,721	654,939	715,987
Other expenses from franchised and managed properties	4,699	3,449	14,342	8,762
Total operating expenses	232,331	233,170	669,281	724,749
GAIN ON SALE OF HOTEL PROPERTIES (Note 4)	—	3,517	—	41,599
OTHER INCOME	3	39	31	501
INCOME FROM OPERATIONS	100,367	121,462	264,771	302,695
OTHER NON-OPERATING EXPENSE (INCOME)	101	(251)	(248)	48
INTEREST EXPENSE, NET	36,535	31,007	95,905	95,072
INCOME BEFORE INCOME TAX EXPENSE	63,731	90,706	169,114	207,575
INCOME TAX EXPENSE	10,501	15,014	27,822	35,218
NET INCOME	53,230	75,692	141,292	172,357
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(12,159)	(3,790)	(24,790)	(20,547)
NET INCOME ATTRIBUTABLE TO EXTENDED STAY AMERICA, INC. COMMON SHAREHOLDERS	$41,071	$71,902	$116,502	$151,810
NET INCOME PER EXTENDED STAY AMERICA, INC. COMMON SHARE:
Basic	$0.22	$0.38	$0.62	$0.80
Diluted	$0.22	$0.38	$0.62	$0.80
WEIGHTED-AVERAGE EXTENDED STAY AMERICA, INC. COMMON SHARES OUTSTANDING:
Basic	186,844	188,822	188,063	189,681
Diluted	187,015	189,253	188,317	190,111
See accompanying notes to condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
NET INCOME	$53,230	$75,692	$141,292	$172,357
OTHER COMPREHENSIVE INCOME, NET OF TAX:
FOREIGN CURRENCY TRANSLATION ADJUSTMENT:
FOREIGN CURRENCY TRANSLATION LOSS	—	—	—	(52)

DERIVATIVE ADJUSTMENT:
INTEREST RATE CASH FLOW HEDGE (LOSS) GAIN, NET OF TAX OF $(118), $(25), $(709) and $190	(687)	(157)	(4,109)	1,752

COMPREHENSIVE INCOME	52,543	75,535	137,183	174,057
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(11,817)	(3,713)	(22,725)	(21,392)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EXTENDED STAY AMERICA, INC. COMMON SHAREHOLDERS	$40,726	$71,822	$114,458	$152,665
See accompanying notes to condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(In thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - July 1, 2018	188,994	$1,890	$748,706	$33,253	$3,624	$787,473	$507,128	$1,294,601
Net income	—	—	—	71,902	—	71,902	3,790	75,692
Interest rate cash flow hedge loss, net of tax	—	—	—	—	(80)	(80)	(77)	(157)
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(559)	(6)	—	(7,426)	—	(7,432)	(4,242)	(11,674)
Corporation common distributions - $0.04 per common share	—	—	—	(7,594)	—	(7,594)	—	(7,594)
ESH REIT common distributions - $0.18 per Class B common share	—	—	—	—	—	—	(34,171)	(34,171)
ESH REIT preferred distributions	—	—	—	—	—	—	(4)	(4)
Adjustment to noncontrolling interest for change in ownership of ESH REIT	—	—	(477)	—	—	(477)	477	—
Equity-based compensation	82	1	1,152	—	—	1,153	653	1,806
BALANCE - September 30, 2018	188,517	$1,885	$749,381	$90,135	$3,544	$844,945	$473,554	$1,318,499

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - July 1, 2019	188,412	$1,884	$751,467	$77,551	$789	$831,691	$481,332	$1,313,023
Net income	—	—	—	41,071	—	41,071	12,159	53,230
Interest rate cash flow hedge loss, net of tax	—	—	—	—	(345)	(345)	(342)	(687)
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(3,993)	(40)	—	(36,544)	—	(36,584)	(20,887)	(57,471)
Corporation common distributions - $0.08 per common share	—	—	—	(15,120)	—	(15,120)	—	(15,120)
ESH REIT common distributions - $0.15 per Class B common share	—	—	—	—	—	—	(28,347)	(28,347)
ESH REIT preferred distributions	—	—	—	—	—	—	(4)	(4)
Adjustment to noncontrolling interest for change in ownership of ESH REIT	—	—	(6,563)	—	—	(6,563)	6,563	—
Equity-based compensation	82	1	1,242	—	—	1,243	604	1,847
BALANCE - September 30, 2019	184,501	$1,845	$746,146	$66,958	$444	$815,393	$451,078	$1,266,471

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Extended Stay America, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - January 1, 2018	192,100	$1,921	$768,679	$6,917	$3,066	$780,583	$565,264	$1,345,847
Net income	—	—	—	151,810	—	151,810	20,547	172,357
Foreign currency translation loss, net of tax	—	—	—	—	(52)	(52)	—	(52)
Cumulative effect adjustment of ASU 2017-12	—	—	—	377	(377)	—	—	—
Interest rate cash flow hedge gain, net of tax	—	—	—	—	907	907	845	1,752
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(3,987)	(40)	—	(50,664)	—	(50,704)	(28,972)	(79,676)
Corporation common distributions - $0.16 per common share	—	—	(12,196)	(18,305)	—	(30,501)	—	(30,501)
ESH REIT common distributions - $0.49 per Class B common share	—	—	—	—	—	—	(93,371)	(93,371)
ESH REIT preferred distributions	—	—	—	—	—	—	(12)	(12)
Adjustment to noncontrolling interest for change in ownership of ESH REIT	—	—	(7,019)	—	—	(7,019)	7,019	—
Equity-based compensation	404	4	(83)	—	—	(79)	2,234	2,155
BALANCE - September 30, 2018	188,517	$1,885	$749,381	$90,135	$3,544	$844,945	$473,554	$1,318,499

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Extended Stay America, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - January 1, 2019	188,219	$1,882	$749,219	$32,432	$2,488	$786,021	$524,618	$1,310,639
Net income	—	—	—	116,502	—	116,502	24,790	141,292
Interest rate cash flow hedge loss, net of tax	—	—	—	—	(2,044)	(2,044)	(2,065)	(4,109)
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(3,993)	(40)	—	(36,544)	—	(36,584)	(20,887)	(57,471)
Corporation common distributions - $0.24 per common share	—	—	—	(45,432)	—	(45,432)	—	(45,432)
ESH REIT common distributions - $0.44 per Class B common share	—	—	—	—	—	—	(83,287)	(83,287)
ESH REIT preferred distributions	—	—	—	—	—	—	(12)	(12)
Adjustment to noncontrolling interest for change in ownership of ESH REIT	—	—	(6,163)	—	—	(6,163)	6,163	—
Equity-based compensation	275	3	3,090	—	—	3,093	1,758	4,851
BALANCE - September 30, 2019	184,501	$1,845	$746,146	$66,958	$444	$815,393	$451,078	$1,266,471
See accompanying notes to condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$141,292	$172,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147,543	159,652
Foreign currency transaction (gain) loss	(248)	48
Amortization and write-off of deferred financing costs and debt discount	11,635	6,618
Amortization and write-off of above-market ground leases	—	(240)
Debt modification and extinguishment costs	82	1,183
Loss on disposal of property and equipment	5,037	2,617
Gain on sale of hotel properties	—	(41,599)
Impairment of long-lived assets	2,679	43,600
Equity-based compensation	6,131	5,999
Deferred income tax benefit	(4,327)	(5,724)
Changes in assets and liabilities:
Accounts receivable, net	(2,160)	(2,273)
Other assets	(5,310)	(837)
Accounts payable and accrued liabilities	36,432	41,649
Net cash provided by operating activities	338,786	383,050
INVESTING ACTIVITIES:
Purchases of property and equipment	(129,816)	(106,394)
Acquisition of hotel property	—	(12,729)
Development in process payments	(42,116)	(28,414)
Payment for intangible assets	(6,081)	—
Proceeds from sale of hotel properties	—	274,100
Proceeds from insurance and related recoveries	914	4,533
Net cash (used in) provided by investing activities	(177,099)	131,096
FINANCING ACTIVITIES:
Principal payments on term loan facility	(505,683)	(69,163)
Proceeds from issuance of senior notes	750,000	—
Payment of deferred financing costs	(18,237)	—
Principal payments on finance leases	(86)	—
Debt modification and extinguishment costs	(82)	(1,183)
Tax withholdings related to restricted stock unit settlements	(1,598)	(3,989)
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(57,471)	(79,676)
Corporation common distributions	(45,362)	(30,737)
ESH REIT common distributions	(83,200)	(93,652)
ESH REIT preferred distributions	(8)	(12)
Net cash provided by (used in) financing activities	38,273	(278,412)
CHANGES IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH DUE TO CHANGES IN FOREIGN CURRENCY EXCHANGE RATES	43	(67)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	200,003	235,667
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of period	303,336	150,974
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - End of period	$503,339	$386,641
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties, net of capitalized interest of $1,373 and $243	$68,953	$71,130
Cash payments for income taxes, net of refunds of $0 and $96	$30,853	$28,303
Operating cash payments for finance leases	$183	$—
Operating cash payments for operating leases	$2,074	$—
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable and accrued liabilities	$28,124	$20,829
Additions to finance lease right-of-use assets and liabilities	$109	$—
Deferred financing costs included in accounts payable and accrued liabilities	$2,353	$—
Debt modification and extinguishment costs included in accounts payable and accrued liabilities	$1,006	$—
Corporation common distributions included in accounts payable and accrued liabilities	$428	$298
ESH REIT common distributions included in accounts payable and accrued liabilities	$879	$697
See accompanying notes to condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018 AND FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2019 AND 2018
(Unaudited)

1.	BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION
Extended Stay America, Inc. (the “Corporation”) was incorporated in the state of Delaware on July 8, 2013. ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. The Corporation owns, and is expected to continue to own, all of the issued and outstanding Class A common stock of ESH REIT, which, as of September 30, 2019, represents 58% of the outstanding common stock of ESH REIT. Due to its controlling interest in ESH REIT, the Corporation consolidates the financial position, results of operations, comprehensive income and cash flows of ESH REIT. The term, “the Company,” as used herein refers to the Corporation and its consolidated subsidiaries, including ESH REIT.
A “Paired Share” consists of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. Each outstanding share of Corporation common stock is attached to and trades with one share of ESH REIT Class B common stock.
The Company is an integrated owner/operator of Extended Stay America-branded hotels and is also engaged in franchising and managing extended stay hotels for third parties in the U.S. As of September 30, 2019 and December 31, 2018, the Company owned and operated 554 hotel properties in 40 U.S. states, consisting of approximately 61,500 rooms. As of September 30, 2019 and December 31, 2018, the Company franchised and/or managed 72 and 73 hotel properties for third parties, consisting of approximately 7,400 and 7,500 rooms, respectively. As of September 30, 2019, all 626 system-wide hotels were operated under the Extended Stay America brand.
Owned hotel properties are owned by subsidiaries of ESH REIT and are operated by subsidiaries of the Corporation (the “Operating Lessees”) pursuant to leases between subsidiaries of ESH REIT and the Operating Lessees. The hotels are managed by ESA Management LLC (“ESA Management”), a subsidiary of the Corporation, which also manages hotels on behalf of third parties. The Extended Stay America brand is owned by ESH Hospitality Strategies LLC (“ESH Strategies”), also a subsidiary of the Corporation. ESH Strategies licenses the brand and intellectual property to its subsidiaries, ESH Strategies Branding LLC and ESH Strategies Franchise LLC, which license them to the Operating Lessees and third parties, respectively.
As of September 30, 2019 and December 31, 2018, the Corporation had 184.5 million shares and 188.2 million shares of common stock outstanding, respectively. As of September 30, 2019 and December 31, 2018, ESH REIT’s common equity consisted of the following: (i) 250.5 million shares of Class A common stock outstanding (58% and 57%, respectively, of its common equity), all of which were owned by the Corporation, and (ii) 184.5 million shares and 188.2 million shares of Class B common stock outstanding, respectively (42% and 43%, respectively, of its common equity).
Paired Share Repurchase Program—In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program. As a result of several increases in authorized amounts and program extensions, including a $150 million increase to the authorized amount and a program extension in August 2019, as of September 30, 2019, the combined Paired Share repurchase program authorized the Corporation and ESH REIT to purchase up to $550 million in Paired Shares through December 31, 2020. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of September 30, 2019, the Corporation and ESH REIT had repurchased and retired 21.3 million Paired Shares for $216.7 million and $128.4 million, including transaction fees, respectively, and $205.3 million remained available under the combined Paired Share repurchase program.
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
With respect to the condensed consolidated balance sheets, statements of operations and statements of cash flows and the segments disclosure (see Note 10), certain prior period amounts have been reclassified for comparability to current period presentation. In the condensed consolidated statements of operations, other revenues from franchised and managed properties for the three and nine months ended September 30, 2018, include $0.6 million and $1.4 million, respectively, that was included in franchise and management fees as originally presented. Other expenses from franchised and managed properties for the three and nine months ended September 30, 2018, include $0.7 million and $1.7 million, respectively, that was included in general and administrative expenses as originally presented.

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
The accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of September 30, 2019, the results of the Company’s operations, comprehensive income and changes in equity for the three and nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations, as well as the impact of acquisitions, dispositions, hotel renovations and financing or other capital transactions.
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
Management assesses the performance of long-lived assets for potential impairment quarterly, as well as when events or changes in circumstances indicate the carrying amount of an asset, or group of assets, may not be recoverable. Recoverability of property and equipment is measured by a comparison of the carrying amount of a hotel property (or group of hotel properties) to the estimated future undiscounted cash flows expected to be generated by the hotel property (or group of hotel properties). Impairment is recognized when estimated future undiscounted cash flows, including expected proceeds from disposition, are less than the carrying value of the hotel property (or group of hotel properties). To the extent that a hotel property (or group of hotel properties) is impaired, the excess carrying amount over its estimated fair value is recognized as an impairment charge and reduces income from operations. Fair value is determined based upon the discounted cash flows of the hotel property (or group of hotel properties), bids, quoted market prices or independent appraisals, as considered necessary. The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, impairment charges may occur in future periods (see Note 5).
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

Financial Instruments—Credit Losses—In June 2016, the FASB issued an accounting standards update which requires the measurement of an impairment allowance for certain financial assets based on a company’s current estimate of all contractual cash flows it does not expect to collect. This update will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, and may be adopted early. The Company expects to apply this update using a modified retrospective method and does not expect adoption to have a material effect on its condensed consolidated financial statements.
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

The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income available to Extended Stay America, Inc. common shareholders - basic	$41,071	$71,902	$116,502	$151,810
Income attributable to noncontrolling interests assuming conversion	(6)	(5)	(19)	(26)
Net income available to Extended Stay America, Inc. common shareholders - diluted	$41,065	$71,897	$116,483	$151,784
Denominator:
Weighted-average number of Extended Stay America, Inc. common shares outstanding - basic	186,844	188,822	188,063	189,681
Dilutive securities	171	431	254	430
Weighted-average number of Extended Stay America, Inc. common shares outstanding - diluted	187,015	189,253	188,317	190,111
Net income per Extended Stay America, Inc. common share - basic	$0.22	$0.38	$0.62	$0.80
Net income per Extended Stay America, Inc. common share - diluted	$0.22	$0.38	$0.62	$0.80

4.	HOTEL DISPOSITIONS
No hotels were sold during the three or nine months ended September 30, 2019. The table below summarizes hotel dispositions during the year ended December 31, 2018 (in thousands, except number of hotels and number of rooms). None of the 2018 dispositions were reported as discontinued operations.

Year	Brand	Location	Month Sold	Number of Hotels	Number of Rooms	Net Proceeds	Gain (Loss) on Sale		Franchised/Managed (1)
2018	Extended Stay America	Various	November	14	1,369	$34,855	$1,331	(2)	Yes
2018	Extended Stay America	Various	September	16	1,680	60,710	6,293	(2)	Yes
2018	Extended Stay America	Various	September	16	1,776	58,144	(3,014)	(2)	Yes
2018	Extended Stay America	Various	February	25	2,430	111,156	6,810	(2)	Yes
2018	Extended Stay America	Texas	March	1	101	44,090	31,058		No	(3)
________________________________

(1)	As of September 30, 2019.

(2)	Net of impairment charges of $16.8 million, $24.3 million, $6.3 million and $2.1 million, respectively, recognized prior to sale.

(3)	Management agreement terminated in August 2019.
During the three and nine months ended September 30, 2018, disposed hotel properties contributed total room and other hotel revenues, total operating expenses and gain (loss) before income tax expense as follows (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Total room and other hotel revenues	$16,363	$51,170
Total operating expenses (1)	12,295	78,390
Gain (loss) before income tax expense (1)	4,068	(27,220)
________________________________

(1)	Includes impairment charges of $0 and $37.4 million for the three and nine months ended September 30, 2018, respectively.

5.	PROPERTY AND EQUIPMENT
Net investment in property and equipment as of September 30, 2019 and December 31, 2018, consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Hotel properties:
Land and site improvements (1)	$1,218,581	$1,215,710
Building and improvements	2,754,786	2,729,661
Furniture, fixtures and equipment	726,980	674,545
Total hotel properties	4,700,347	4,619,916
Development in process (2)	74,125	27,174
Corporate furniture, fixtures, equipment and other	25,068	22,972
Undeveloped land parcel	1,675	1,675
Total cost	4,801,215	4,671,737
Less accumulated depreciation:
Hotel properties	(1,314,367)	(1,201,260)
Corporate furniture, fixtures, equipment and other	(19,221)	(16,845)
Total accumulated depreciation	(1,333,588)	(1,218,105)
Property and equipment - net	$3,467,627	$3,453,632

_________________________________

(1)	Includes finance lease asset of $3.2 million as of September 30, 2019 and December 31, 2018.

(2)	Includes finance lease asset of $0.8 million and $0.6 million as of September 30, 2019 and December 31, 2018, respectively.
As of September 30, 2019 and December 31, 2018, development in process consisted of 15 and 11 land parcels, respectively, which are in various phases of construction and/or development.
The Company recognized an impairment charge of $2.7 million for one hotel located in New York during the three and nine months ended September 30, 2019. The impairment charge was incurred as a result of a decline in the hotel’s estimated future operating cash flows. No impairment charges were recognized during the three months ended September 30, 2018. During the nine months ended September 30, 2018, the Company recognized $43.6 million of impairment charges for 21 hotels generally located in the Midwestern U.S., the majority of which were incurred in connection with evaluating the potential sale of certain non-core assets.
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

6.	INTANGIBLE ASSETS AND GOODWILL
The Company’s intangible assets and goodwill as of September 30, 2019 and December 31, 2018, consist of the following (dollars in thousands):

	September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—customer relationships	$26,800	$(12,035)	$14,765
Definite-lived intangible assets—software licenses	8,508	(460)	8,048
Definite-lived intangible assets—software licenses in process	58	—	58
Indefinite-lived intangible assets—trademarks	10,164	—	10,164
Total intangible assets	45,530	(12,495)	33,035
Goodwill	45,192	—	45,192
Total intangible assets and goodwill	$90,722	$(12,495)	$78,227

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—customer relationships	$26,800	$(11,029)	$15,771
Definite-lived intangible assets—software licenses	1,926	(36)	1,890
Definite-lived intangible assets—software licenses in process	870	—	870
Indefinite-lived intangible assets—trademarks	10,183	—	10,183
Total intangible assets	39,779	(11,065)	28,714
Goodwill	45,192	—	45,192
Total intangible assets and goodwill	$84,971	$(11,065)	$73,906

The remaining weighted-average amortization period for amortizing intangible assets is approximately 10 years as of September 30, 2019. Estimated future amortization expense for amortizing intangible assets is as follows (in thousands):

Years Ending December 31,
Remainder of 2019	$583
2020	2,336
2021	2,336
2022	2,336
2023	2,336
2024	2,336
Thereafter	10,550
Total	$22,813

7.	DEBT
Summary - The Company’s outstanding debt, net of unamortized debt discounts and unamortized deferred financing costs, as of September 30, 2019 and December 31, 2018, consists of the following (dollars in thousands):

	Stated Amount	Carrying Amount				Unamortized Deferred Financing Costs
Loan		September 30, 2019		December 31, 2018		September 30, 2019		December 31, 2018		Stated Interest Rate	Maturity Date
Term loan facility
ESH REIT Term Facility	$630,909	$628,880	(1)	$1,132,259	(1)	$9,357		$10,546		LIBOR(2) + 2.00%	9/18/2026	(3)
Senior notes
2027 Notes	750,000	750,000		—		14,054		—		4.63%	10/1/2027
2025 Notes	1,300,000	1,292,658	(4)	1,291,671	(4)	15,760		17,877		5.25%	5/1/2025
Revolving credit facilities
ESH REIT Revolving Credit Facility	350,000	—		—		2,709	(5)	1,469	(5)	LIBOR(2) + 2.00%	9/18/2024
Corporation Revolving Credit Facility	50,000	—		—		551	(5)	292	(5)	LIBOR(2) + 2.25%	9/18/2024
Unsecured Intercompany Facility
Unsecured Intercompany Facility(6)	75,000	—		—		—		—		5.00%	9/18/2026
Total		$2,671,538		$2,423,930		$42,431		$30,184
_________________________________

(1)	The ESH REIT Term Facility (defined below) is presented net of an unamortized debt discount of $2.0 million and $4.3 million as of September 30, 2019 and December 31, 2018, respectively.

(2)
As of September 30, 2019 and December 31, 2018, one-month LIBOR was 2.02% and 2.50%, respectively. As of September 30, 2019 and December 31, 2018, $250.0 million and $300.0 million, respectively, of the ESH REIT Term Facility was subject to an interest rate swap at a fixed rate of 1.175%.

(3)
Amortizes in equal quarterly installments of $1.6 million. In addition to scheduled amortization, subject to certain exceptions, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required. Annual mandatory prepayments for the year are due during the first quarter of the following year. No mandatory prepayments were required in the first quarter of 2019 based on ESH REIT’s Excess Cash Flow for the year ended December 31, 2018.

(4)	The 2025 Notes (defined below) are presented net of an unamortized discount of $7.3 million and $8.3 million as of September 30, 2019 and December 31, 2018, respectively.

(5)	Unamortized deferred financing costs related to revolving credit facilities are included in other assets in the accompanying condensed consolidated balance sheets.

(6)	Any outstanding debt balances and interest expense, as applicable, owed from ESH REIT to the Corporation eliminate in consolidation.
ESH REIT Credit Facilities
ESH REIT’s credit agreement, as may be amended and supplemented from time to time, provides for senior secured credit facilities (collectively, the “ESH REIT Credit Facilities”), which, as of September 30, 2019, consisted of a $630.9 million senior secured term loan facility (the “ESH REIT Term Facility”) and a $350.0 million senior secured revolving credit facility (the “ESH REIT Revolving Credit Facility”). Subject to the satisfaction of certain criteria, borrowings under the ESH REIT Credit Facilities may be increased by an amount of up to $600.0 million, plus additional amounts, so long as, after giving effect to the incurrence of such incremental facility and the application of proceeds thereof, ESH REIT’s pro-forma senior loan-to-value ratio is less than or equal to 45%.
In September 2019, ESH REIT entered into an amendment to the ESH REIT Credit Facilities whereby, among other things, proceeds from the issuance of the 2027 Notes (defined below) were used to repay $500.0 million of the outstanding borrowings under the ESH REIT Term Facility and the stated amount of the ESH REIT Term Facility was reduced from $1,130.0 million to $630.9 million. Additionally, the amendment reduced the interest rate applicable to the ESH REIT Revolving Credit Facility and extended the maturity of both the ESH REIT Term Facility and the ESH REIT Revolving Credit Facility. In connection with these transactions, ESH REIT incurred $6.7 million of debt extinguishment and modification costs, which consist of the write-off of unamortized deferred financing costs and discounts of $5.6 million and other costs of $1.1 million. Debt extinguishment and modification costs are included as a component of net interest expense in the accompanying condensed consolidated statements of operations.
ESH REIT Term Facility—The ESH REIT Term Facility bears interest at a rate equal to (i) LIBOR plus 1.75% for any period during which ESH REIT maintains a public corporate family rating better than or equal to BB- (with a stable or better outlook) from S&P and Ba3 (with a stable or better outlook) from Moody’s (a “Level 1 Period”) or LIBOR plus 2.00% for any period other than a Level 1 Period; or (ii) a base rate, as defined, plus 0.75% during a Level 1 Period or 1.00% for any period other than a Level 1 Period. The ESH REIT Term Facility amortizes in equal quarterly installments of $1.6 million. In addition to scheduled amortization, subject to certain exceptions, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required. The ESH REIT Term Facility matures on September 18, 2026.
ESH REIT has the option to voluntarily prepay outstanding loans under the ESH REIT Term Facility at any time upon prior written notice. In addition to customary breakage costs, amounts refinanced, substituted or replaced by indebtedness in connection with certain repricing transactions which have a lower all-in yield than the all-in yield under the ESH REIT Term Facility on or prior to March 18, 2020 (other than as a result of a transformative transaction) are subject to a prepayment penalty equal to 1.00% of the aggregate principal amount refinanced, substituted or replaced. Prepayments made after March 18, 2020 are not subject to a prepayment penalty.
ESH REIT Revolving Credit Facility—Borrowings under the ESH REIT Revolving Credit Facility bear interest at a rate equal to (i) LIBOR plus a spread that ranges from 1.50% to 2.00% based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined, or (ii) a base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50%, or (C) the one-month adjusted LIBOR rate plus 1.00%) plus a spread that ranges from 0.50% to 1.00% based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined. ESH REIT incurs a fee of 0.30% or 0.175% on the unutilized revolver balance. ESH REIT is also required to pay customary letter of credit fees and agency fees. The ESH REIT Revolving Credit Facility provides for the issuance of up to $50.0 million of letters of credit. As of September 30, 2019, ESH REIT had no letters of credit outstanding under the facility and available borrowing capacity of $350.0 million. The ESH REIT Revolving Credit Facility matures on September 18, 2024.
ESH REIT 2027 Notes
In September 2019, ESH REIT issued $750.0 million of its 4.625% senior notes due in 2027 (the “2027 Notes”) under an indenture with Deutsche Bank Trust Company Americas, as trustee, at a price equal to 100% of par value in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. Proceeds received from the issuance of the 2027 Notes, net of financing costs, totaled $738.0 million, $500.0 million of which were used to repay a portion of outstanding borrowings under the ESH REIT Term Loan. The remaining proceeds, $238.0 million, are expected to be used for general corporate purposes. The 2027 Notes bear interest at a fixed rate of 4.625% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, commencing April 1, 2020, and mature on October 1, 2027.
The 2027 Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of ESH REIT’s subsidiaries that guarantee ESH REIT’s obligations under the ESH REIT Credit Facilities. The 2027 Notes are not guaranteed by the Corporation or any of its subsidiaries that lease ESH REIT’s properties or its subsidiaries that engage in franchising or management activities or own intellectual property. The 2027 Notes rank equally in right of payment with ESH REIT’s existing and future senior unsecured indebtedness, and senior in right of payment to all future subordinated indebtedness, if any. The 2027 Notes are effectively junior to any of ESH REIT’s secured indebtedness to the extent of the value of the assets securing such indebtedness.
ESH REIT may redeem the 2027 Notes at any time on or after October 1, 2022, in whole or in part, at a redemption price equal to 102.313% of the principal amount, declining annually to 100% of the principal amount from October 1, 2024 and thereafter, plus accrued and unpaid interest. Prior to October 1, 2022, ESH REIT may redeem the 2027 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a “make-whole” premium, as defined, plus accrued and unpaid interest. Prior to October 1, 2022, subject to certain conditions, ESH REIT may redeem up to 35% of the aggregate principal amount of the 2027 Notes at a redemption price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest, with the net cash proceeds from certain equity offerings, provided 65% of the original amount of the principal remains outstanding after the occurrence of each such redemption. Upon a Change of Control, as defined, holders of the 2027 Notes have the right to require ESH REIT to redeem the 2027 Notes at 101% of the principal amount, plus accrued and unpaid interest.
ESH REIT 2025 Notes
In May 2015 and March 2016, ESH REIT issued $500.0 million and $800.0 million, respectively, of its 5.25% senior notes due in 2025 (the “2025 Notes”) under an indenture with Deutsche Bank Trust Company Americas, as trustee, in private placements pursuant to Rule 144A of the Securities Act of 1933, as amended. The 2025 Notes bear interest at a fixed rate of 5.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, and mature on May 1, 2025.

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
Corporation Revolving Credit Facility
The Corporation’s revolving credit facility, as may be amended and supplemented from time to time (the “Corporation Revolving Credit Facility”), provides for the issuance of up to $50.0 million of letters of credit as well as borrowing on same day notice, referred to as swingline loans, in an amount of up to $20.0 million. In September 2019, the Corporation entered into an amendment to the Corporation Revolving Credit Facility which, among other things, extended the facility’s maturity and reduced the interest rate spread on utilized and unutilized revolver balances. Borrowings under the Corporation Revolving Credit Facility bear interest at a rate equal to (i) LIBOR plus 2.25% or (ii) a base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50% or (C) the one-month adjusted LIBOR plus 1.00%) plus 1.25%. As of September 30, 2019, the Corporation had one letter of credit outstanding under the facility of $0.2 million and available borrowing capacity of $49.8 million. The Corporation Revolving Credit Facility matures on September 18, 2024.
Unsecured Intercompany Facility
In August 2016, ESH REIT, as borrower, and the Corporation, as lender, entered into an unsecured intercompany credit facility, as may be amended and supplemented from time to time (the “Unsecured Intercompany Facility”). In September 2019, the Unsecured Intercompany Facility was amended to, among other things, extend the facility’s maturity. Under the Unsecured Intercompany Facility, ESH REIT may borrow up to $300.0 million, plus additional amounts, in each case subject to certain conditions. Loans under the Unsecured Intercompany Facility bear interest at an annual rate of 5.0%. ESH REIT has the option to prepay outstanding balances under the facility without penalty. As of September 30, 2019 and December 31, 2018, the amount outstanding under the facility was $0. There is no scheduled amortization, and the Unsecured Intercompany Facility matures on September 18, 2026.
Covenants
The ESH REIT Credit Facilities, the 2027 Notes, the 2025 Notes, the Corporation Revolving Credit Facility and the Unsecured Intercompany Facility contain a number of restrictive covenants that, among other things and subject to certain exceptions, limit the Corporation’s or ESH REIT’s ability and the ability of their respective subsidiaries to engage in certain transactions. In addition, the ESH REIT Revolving Credit Facility and the Corporation Revolving Credit Facility contain financial covenants that, subject to certain conditions, require compliance with certain senior loan-to-value and consolidated leverage ratios. The agreements governing the Corporation’s and ESH REIT’s indebtedness also contain certain customary events of default, including, but not limited to, cross-defaults to certain other indebtedness and, in the case of the ESH REIT Credit Facilities and the Unsecured Intercompany Facility, certain material operating leases and management agreements. As of September 30, 2019, the Corporation and ESH REIT were in compliance with all covenants under their respective debt agreements.
Interest Expense, net—The components of net interest expense during the three and nine months ended September 30, 2019 and 2018, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Contractual interest (1)	$28,727	$29,120	$86,209	$87,158
Amortization of deferred financing costs and debt discount	2,014	1,996	6,007	6,008
Debt extinguishment and other costs (2)	7,117	231	7,923	2,428
Interest income	(1,323)	(340)	(4,234)	(522)
Total	$36,535	$31,007	$95,905	$95,072
______________________

(1)	Includes dividends on shares of mandatorily redeemable Corporation preferred stock. Net of capitalized interest of $0.6 million, $0.1 million, $1.4 million and $0.2 million, respectively.

(2)	Includes interest expense on finance leases (see Note 12) and unused credit facility fees.

Mandatorily Redeemable Preferred Stock—The Corporation has authorized 350.0 million shares of preferred stock, $0.01 par value, of which 7,130 shares of mandatorily redeemable voting preferred stock were issued and outstanding as of September 30, 2019 and December 31, 2018. Dividends on these mandatorily redeemable voting preferred shares are payable quarterly in arrears at a rate of 8.0% per year. With respect to dividend, distribution and liquidation rights, the 8.0% voting preferred stock ranks senior to the Corporation’s common stock. Holders of the 8.0% voting preferred stock have the right to require the Corporation to redeem in cash the 8.0% voting preferred stock at $1,000 per share plus any accumulated unpaid dividends. On November 15, 2020, the Corporation shall mandatorily redeem all of the 8.0% voting preferred stock at $1,000 per share plus any accumulated unpaid dividends.
Fair Value of Debt and Mandatorily Redeemable Preferred Stock—As of September 30, 2019 and December 31, 2018, the estimated fair value of the Company’s debt was $2.7 billion and $2.3 billion, respectively, and the estimated fair value of the Corporation’s 8.0% mandatorily redeemable preferred stock was $7.1 million and $7.0 million, respectively. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available, to the stated interest rates and spreads on the Company’s debt and the Corporation’s 8.0% mandatorily redeemable preferred stock.

8.	DERIVATIVE INSTRUMENTS
In September 2016, ESH REIT entered into a floating-to-fixed interest rate swap, as amended and supplemented from time to time, at a fixed rate of 1.175% and a floating rate of one-month LIBOR to manage its exposure to interest rate risk on a portion of the ESH REIT Term Facility. The notional amount of the interest rate swap as of September 30, 2019 was $250.0 million. The notional amount decreases by an additional $50.0 million every six months until the swap’s maturity in September 2021.
For the three and nine months ended September 30, 2019, the Company received proceeds of $0.7 million and $2.5 million, respectively, and for the three and nine months ended September 30, 2018, the Company received proceeds of $0.8 million and $1.9 million, respectively, that offset interest expense. As of September 30, 2019, $0.9 million is expected to be recognized through earnings over the following twelve months.
The table below presents the amounts and classification of the interest rate swap on the Company’s condensed consolidated financial statements (in thousands):

	Other assets	Accumulated other comprehensive income, net of tax		Interest expense, net
As of September 30, 2019	$971	$825	(1)
As of December 31, 2018	$5,789	$4,934	(2)
For the three months ended September 30, 2019				$(704)
For the three months ended September 30, 2018				$(803)
For the nine months ended September 30, 2019				$(2,501)
For the nine months ended September 30, 2018				$(1,888)
_______________________________

(1)	Changes during the nine months ended September 30, 2019, on a pre-tax basis, consisted of changes in fair value of $(4.8) million.

(2)
Changes during the year ended December 31, 2018, on a pre-tax basis, consisted of changes in fair value of $(0.6) million and the cumulative effect adjustment of $(0.7) million recorded as a result of adopting ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, on January 1, 2018.

9.	REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table disaggregates room revenues generated from owned hotels by booking source for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018		2019	2018
Property direct	$83,335	$94,356		$236,922	$281,222
Central call center	83,266	85,088		226,894	232,754
Proprietary website	58,791	61,930		166,684	169,531
Third-party intermediaries	84,226	84,594	(1)	237,065	233,579	(1)
Travel agency global distribution systems	11,051	14,949	(1)	31,764	40,989	(1)
Total room revenues(2)	$320,669	$340,917		$899,329	$958,075
_________________________________

(1)
As a result of the correction of a classification error, for the three and nine months ended September 30, 2018, $19.3 million and $55.2 million of room revenues generated from opaque booking channels, which were previously reported as revenues generated from travel agency global distribution systems, have been reclassified and reported as revenues generated from third-party intermediaries. The Company concluded that the effect of the error is immaterial to previously issued financial statements but has made the correction for consistent presentation.

(2)
In addition to room revenues, the Company’s owned hotels earned $6.5 million and $17.8 million of other hotel revenues during the three and nine months ended September 30, 2019, respectively, and $5.9 million and $16.7 million of other hotel revenues during the three and nine months ended September 30, 2018, respectively.

The following table disaggregates room revenues generated from owned hotels by length of guest stay for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
1-6 nights	$118,700	$125,285	$341,176	$356,709
7-29 nights	67,927	74,331	186,894	202,997
30+ nights	134,042	141,301	371,259	398,369
Total room revenues (1)	$320,669	$340,917	$899,329	$958,075
_________________________________

(1)
In addition to room revenues, the Company’s owned hotels earned $6.5 million and $17.8 million of other hotel revenues during the three and nine months ended September 30, 2019, respectively, and $5.9 million and $16.7 million of other hotel revenues during the three and nine months ended September 30, 2018, respectively.

The following table disaggregates revenues from franchised and managed hotels for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Management fees	$312	$335	$972	$875
Franchise fees	1,039	529	3,051	1,265
Indirect reimbursements (system services fees)	1,365	582	3,948	1,353
Direct reimbursements	2,835	2,770	8,873	7,066
Total revenues from franchised and managed hotels	$5,551	$4,216	$16,844	$10,559

Outstanding Contract Liabilities
Contract liabilities relate to advance deposits and deferred revenue with respect to owned hotels and, with respect to franchised hotels, advance consideration received, such as initial franchise fees paid when a franchise agreement is executed and certain system implementation fees paid at the time of installation. Contract liabilities are included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets. The following table presents outstanding contract liabilities as of September 30, 2019 and January 1, 2019, and the amount of outstanding January 1, 2019 contract liabilities recognized as revenue during the three and nine months ended September 30, 2019 (in thousands):

	Outstanding Contract Liabilities	Outstanding Contract Liabilities as of January 1, 2019 Recognized as Revenue
As of September 30, 2019	$19,327
As of January 1, 2019	13,829
For the three months ended September 30, 2019		$346
For the nine months ended September 30, 2019		8,961

Performance Obligations
As of September 30, 2019, $14.0 million of the outstanding contract liabilities related to owned hotels and $5.3 million related to franchised hotels. The Company does not estimate revenues expected to be recognized related to unsatisfied performance obligations for royalty fees, system service fees or management fees, as they are considered either sales-based fees or allocated to wholly unsatisfied performance obligations in a series. Performance obligations related to owned hotels are expected to be satisfied within less than one year. Performance obligations related to franchised hotels are expected to be satisfied over the term of the respective franchise agreements, which are typically 20 years.

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

The performance of the Company’s operating segments is evaluated primarily on income from operations. Selected financial data is provided below (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Revenues:
Owned hotels	$327,144		$346,861		$917,177		$974,786
Franchise and management (1)	2,332		1,901		6,774		5,062
Total segment revenues	329,476		348,762		923,951		979,848
Corporate and other (2)	18,506		19,471		57,724		61,601
Other revenues from franchised and managed properties(3)	4,200		3,352		12,821		8,419
Intersegment eliminations (4)	(19,487)		(20,509)		(60,475)		(64,524)
Total	$332,695		$351,076		$934,021		$985,344

Income (loss) from operations:
Owned hotels	$105,777	(5)	$124,848	(6)	$280,125	(5)	$315,994	(7)
Franchise and management (1)	2,332		1,901		6,774		5,062
Total segment income from operations	108,109		126,749		286,899		321,056
Corporate and other (2)	(7,243)		(5,190)		(20,607)		(18,018)
Other expenses from franchised and managed properties, net(3)	(499)		(97)		(1,521)		(343)
Total	$100,367		$121,462		$264,771		$302,695
_________________________________

(1)
Includes intellectual property fees charged to the owned hotels segment of $1.0 million and $2.8 million for the three and nine months ended September 30, 2019, respectively, and $1.0 million and $2.9 million for the three and nine months ended September 30, 2018, respectively, that are eliminated in the condensed consolidated statements of operations.

(2)
Includes revenues generated and operating expenses incurred in connection with the overall support of owned, franchised and managed hotels and related operations. Corporate and other revenues are comprised of management fees earned by and cost reimbursements charged to the owned hotels segment that are eliminated in the condensed consolidated statements of operations.

(3)
Includes direct reimbursement of specific costs incurred under franchise and management agreements that the Company is reimbursed for on a dollar-for-dollar basis as well as indirect reimbursement of certain costs incurred associated with the Company’s shared platform (i.e., system services) (see Note 2).

(4)	Includes management fees, intellectual property fees and other cost reimbursements charged to the owned hotels segment that are eliminated in the condensed consolidated statements of operations.

(5)	Includes impairment charge of $2.7 million.

(6)	Includes gain on sale of hotel properties of $3.5 million.

(7)	Includes impairment charges of $43.6 million and gain on sale of hotel properties of $41.6 million.
Total assets for each of the Company’s operating segments are provided below (in thousands):

	September 30, 2019	December 31, 2018
Assets:
Owned hotels	$3,728,423	$3,643,603
Franchise and management	12,793	14,634
Total segment assets	3,741,216	3,658,237
Corporate and other	454,239	308,181
Intersegment eliminations	(40,078)	(42,208)
Total	$4,155,377	$3,924,210

Total capital expenditures for each of the Company's operating segments are provided below (in thousands):

	Nine Months Ended September 30,
	2019	2018
Capital Expenditures:
Owned hotels	$177,214	$146,445
Franchise and management	—	250
Total segment capital expenditures	177,214	146,695
Corporate and other	799	842
Total	$178,013	$147,537

11.	INCOME TAXES
The Corporation’s taxable income includes the taxable income of its wholly-owned subsidiaries and distribution income related to its 58% ownership of ESH REIT.
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
The Company recorded a provision for federal, state and foreign income taxes of $10.5 million for the three months ended September 30, 2019, an effective tax rate of 16.5%, as compared with a provision of $15.0 million for the three months ended September 30, 2018, an effective rate of 16.6%. The Company recorded a provision for federal, state and foreign income taxes of $27.8 million for the nine months ended September 30, 2019, an effective tax rate of 16.5%, as compared with a provision of $35.2 million for the nine months ended September 30, 2018, an effective rate of 17.0%. The Company’s effective rate differs from the federal statutory rate of 21% primarily due to ESH REIT’s status as a REIT under the provisions of the Code.
The Company’s income tax returns for the years 2016 to present are subject to examination by the Internal Revenue Service (“IRS”) and other tax returns for the years 2014 to present are subject to examination by other taxing authorities. As of September 30, 2019, a subsidiary of ESH REIT was under examination by the Canada Revenue Agency for tax years 2014 through 2017. As the examination is still in process, the timing of the resolution and any payments that may be required cannot be determined at this time. The Company believes that, to the extent a liability may exist, it is appropriately reserved as of September 30, 2019.

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
Operating lease costs related to ground leases are included in hotel operating expenses, while operating lease costs related to the Company’s office lease are included in general and administrative expenses, in the condensed consolidated statements of operations. Finance lease interest costs are included in interest expense, net in the condensed consolidated statements of operations (see Note 7) or, when pertaining to assets under development, are capitalized and included in property and equipment, net on the condensed consolidated balance sheets (see Note 5). As the Company’s finance lease right-of-use assets pertain to land and land under development, and as the Company elected the practical expedient to retain prior lease classification upon adoption of ASC 842, Leases, no amortization costs related to finance leases were incurred during the three and nine months ended September 30, 2019. The Company has no variable lease costs or short-term leases.
For the three and nine months ended September 30, 2019, the components of the Company’s total lease costs are as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease costs	$794	$2,332
Finance lease costs - interest	61	183
Total lease costs	855	2,515

The Company’s right-of-use assets and lease liabilities are as follows (in thousands):

	September 30, 2019	December 31, 2018(4)
Right-of-use assets:
Operating(1)	$5,429	$—
Finance(2)	3,979	3,843

Lease liabilities:
Operating(3)	13,091	—
Finance	3,410	3,360
_________________________________

(1)	Included in other assets on the accompanying condensed consolidated balance sheets.

(2)	Included in property and equipment, net on the accompanying condensed consolidated balance sheets.

(3)	Included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.

(4)	Finance lease right-of-use assets and liabilities as of December 31, 2018, were previously classified as capital lease assets and liabilities under ASC 840, Leases.
Maturities of lease liabilities as of September 30, 2019, are as follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
Remainder of 2019	705	90
2020	2,899	386
2021	2,220	395
2022	806	397
2023	545	400
2024	503	402
Thereafter	77,594	3,100
Total	$85,272	$5,170

Total discounted lease liability	$13,091	$3,410
Difference between undiscounted cash flows and discounted cash flows	$72,181	$1,760

Weighted-average remaining lease term	41 years	12 years
Weighted-average discount rate	6.3%	7.0%

Future minimum lease payments as of December 31, 2018, disclosed in accordance with ASC 840, Leases, were as follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
2019	$2,779	$351
2020	2,899	375
2021	2,220	384
2022	806	386
2023	545	387
Thereafter	78,097	3,340
Total	$87,346	$5,223

The Company’s leases do not contain residual value guarantees and do not contain restrictions with respect to incurring additional financial obligations or dividends. As of September 30, 2019, the Company does not have any material leases that have not yet commenced.
Letter of Credit—As of September 30, 2019, the Company had one outstanding letter of credit, issued by the Corporation, for $0.2 million, which is collateralized by the Corporation Revolving Credit Facility.
Legal Contingencies—As of September 30, 2019, six purported class action lawsuits in California have been filed against the Company. The complaints allege, among other things, failure to provide meal and rest periods, wage and hour violations and violations of the Fair Credit Reporting Act. The complaints seek, among other relief, collective and class certification of the lawsuits, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. The Company believes it has meritorious defenses and is prepared to vigorously defend the lawsuits.
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
With respect to the Fair Credit Reporting Act violations alleged in the lawsuits described above, the parties reached a tentative settlement agreement in May 2019, which is subject to certain conditions, including court approval. During the nine months ended September 30, 2019, the Company recorded a payable and a corresponding insurance receivable for the amount of the tentative settlement. The expected resolution of the alleged Fair Credit Reporting Act violations in the lawsuits did not have, and is not expected to have, a material adverse impact on the Company’s condensed consolidated financial statements, results of operations or liquidity.
The Company is not a party to any additional litigation or claims, other than routine matters arising in the ordinary course of business that are incidental to the operation of the business of the Company. The Company believes that the results of all additional litigation and claims, individually or in the aggregate, will not have a material adverse effect on its condensed consolidated financial statements, results of operations or liquidity.

13.	EQUITY-BASED COMPENSATION
The Corporation and ESH REIT each maintain a long-term incentive plan (“LTIP”), as amended and restated in 2015, approved by their shareholders. Under the LTIPs, the Corporation and ESH REIT may issue to eligible employees or directors restricted stock units (“RSUs”) or other equity-based awards, in respect of Paired Shares, with service, performance or market vesting conditions. The aggregate number of Paired Shares that may be the subject of awards under the LTIPs shall not exceed 8.0 million, of which no more than 4.0 million may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIP has a share reserve of an equivalent number of shares of Corporation common stock and ESH REIT Class B common stock. As of September 30, 2019, 4.5 million Paired Shares were available for future issuance under the LTIPs.
Equity-based compensation expense is recognized by amortizing the grant-date fair value on a straight-line basis over the requisite service period of each award. A portion of the grant-date fair value of all equity-based awards is allocated to a share of

Corporation common stock and a portion is allocated to a share of ESH REIT Class B common stock. Equity-based compensation expense, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations, was $1.9 million and $1.8 million for the three months ended September 30, 2019 and 2018, respectively, and $6.1 million and $6.0 million for the nine months ended September 30, 2019 and 2018, respectively.
As of September 30, 2019, unrecognized compensation expense related to outstanding equity-based awards and the related weighted-average period over which it is expected to be recognized subsequent to September 30, 2019, is presented in the following table. Total unrecognized compensation expense will be adjusted for forfeitures and the achievement of certain performance conditions.

	Unrecognized Compensation Expense Related to Outstanding Awards (in thousands)	Remaining Weighted-Average Amortization Period (in years)
RSUs with service vesting conditions	$7,674	1.3
RSUs with performance vesting conditions	52	0.3
RSUs with market vesting conditions	4,122	1.9
Total unrecognized compensation expense	$11,848

RSU activity during the nine months ended September 30, 2019, was as follows:

			Performance-Based Awards
	Service-Based Awards		Performance Vesting		Market Vesting
	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value(1)
Outstanding at January 1, 2019	523	$18.42	32	$19.52	297	$16.79
Granted	394	$17.16	24	$17.20	247	$15.35
Settled	(249)	$18.03	(33)	$19.46	(53)	$12.36
Forfeited	(31)	$17.85	(1)	$17.20	(30)	$16.37
Outstanding at September 30, 2019	637	$17.82	22	$17.20	461	$16.55

Vested at September 30, 2019	11	$17.03	—	$—	—	$—
Nonvested at September 30, 2019	626	$17.83	22	$17.20	461	$16.55
_________________________________

(1)	An independent third-party valuation was performed contemporaneously with the issuance of grants.
The grant-date fair value of awards with service vesting conditions is based on the closing price of a Paired Share on the date of grant. Service-based awards vest over a period of one to three years, subject to the grantee’s continued employment or service. The grant-date fair value of awards with performance vesting conditions is based on the closing price of a Paired Share on the date of grant. Equity-based compensation expense with respect to these awards is adjusted over the vesting period to reflect the probability of achievement of performance targets defined in the award agreements. These awards vest over a one-year period, subject to the grantee’s continued employment, with the ability to earn Paired Shares in a range of 0% to 200% of the awarded number of RSUs based on the achievement of defined performance targets. The grant-date fair value of awards with market vesting conditions is based on an independent third-party valuation. These awards vest at the end of a three-year period, subject to the grantee’s continued employment, with the ability to earn Paired Shares in a range of 0% to 150% of the awarded number of RSUs based on the total shareholder return of a Paired Share relative to the total shareholder return of other publicly traded companies identified in the award agreements. During the nine months ended September 30, 2019, the grant-date fair value of awards with market vesting conditions was calculated using a Monte Carlo simulation model with the following key assumptions:

Expected holding period	2.90 years
Risk-free rate of return	2.46%
Expected dividend yield	5.12%

14.	SUBSEQUENT EVENTS
On November 6, 2019, the Board of Directors of the Corporation declared a cash distribution of $0.12 per share for the third quarter of 2019 on its common stock. The distribution is payable on December 4, 2019 to shareholders of record as of November 20, 2019. Also on November 6, 2019, the Board of Directors of ESH REIT declared a cash distribution of $0.11 per share for the third quarter of 2019 on its Class A and Class B common stock. This distribution is also payable on December 4, 2019 to shareholders of record as of November 20, 2019.
Subsequent to September 30, 2019, the Corporation and ESH REIT repurchased and retired their respective portion of 1.7 million Paired Shares for $15.6 million and $8.9 million, including transaction fees, respectively. As of October 31, 2019, $180.8 million is remaining under the Paired Share repurchase program.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $1,332,796 and $1,215,899	$3,479,649	$3,467,645
CASH AND CASH EQUIVALENTS	368,338	178,538
RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC. (Note 10)	15,780	4,098
DEFERRED RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC. (Note 10)	24,069	8,637
INTANGIBLE ASSETS - Net of accumulated amortization of $460 and $36	8,106	2,760
GOODWILL	44,012	44,012
OTHER ASSETS	25,767	22,692
TOTAL ASSETS	$3,965,721	$3,728,382
LIABILITIES AND EQUITY
LIABILITIES:
Term loan facility payable - Net of unamortized deferred financing costs and debt discount of $11,386 and $14,879	$619,523	$1,121,713
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $37,156 and $26,206	2,012,844	1,273,794
Finance lease liabilities	3,410	3,360
Unearned rental revenues from Extended Stay America, Inc. (Note 10)	165,273	37,506
Due to Extended Stay America, Inc., net (Note 10)	11,973	12,177
Accounts payable and accrued liabilities	97,711	64,658
Deferred tax liabilities	16	20
Total liabilities	2,910,750	2,513,228
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY:
Common stock - Class A: $0.01 par value, 4,300,000,000 shares authorized, 250,493,583 shares issued and outstanding; Class B: $0.01 par value, 7,800,000,000 shares authorized, 184,501,128 and 188,219,605 shares issued and outstanding	4,350	4,387
Additional paid in capital	1,050,136	1,090,809
Preferred stock - no par value, $1,000 liquidation value, 125 shares authorized, issued and outstanding	73	73
(Accumulated deficit) retained earnings	(557)	114,096
Accumulated other comprehensive income	969	5,789
Total equity	1,054,971	1,215,154
TOTAL LIABILITIES AND EQUITY	$3,965,721	$3,728,382
See accompanying notes to condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES - Rental revenues from Extended Stay America, Inc. (Note 10)	$139,455	$142,977	$375,562	$367,840
OPERATING EXPENSES:
Hotel operating expenses	21,577	22,621	64,822	64,677
General and administrative expenses (Note 10)	3,477	3,393	11,002	11,705
Depreciation and amortization	48,885	51,748	144,884	158,566
Total operating expenses	73,939	77,762	220,708	234,948
(LOSS) GAIN ON SALE OF HOTEL PROPERTIES (Note 4)	—	(25,657)	—	9,753
OTHER INCOME	—	20	15	499
INCOME FROM OPERATIONS	65,516	39,578	154,869	143,144
OTHER NON-OPERATING EXPENSE (INCOME)	79	(216)	(194)	50
INTEREST EXPENSE, NET	36,882	30,931	97,083	94,710
INCOME BEFORE INCOME TAX EXPENSE	28,555	8,863	57,980	48,384
INCOME TAX EXPENSE	88	42	98	792
NET INCOME	$28,467	$8,821	$57,882	$47,592
NET INCOME PER ESH HOSPITALITY, INC. COMMON SHARE:
Class A - basic	$0.07	$0.02	$0.13	$0.11
Class A - diluted	$0.07	$0.02	$0.13	$0.11
Class B - basic	$0.07	$0.02	$0.13	$0.11
Class B - diluted	$0.07	$0.02	$0.13	$0.11
WEIGHTED-AVERAGE ESH HOSPITALITY, INC. COMMON SHARES OUTSTANDING:
Class A - basic	250,494	250,494	250,494	250,494
Class A - diluted	250,494	250,494	250,494	250,494
Class B - basic	186,844	188,822	188,063	189,681
Class B - diluted	187,015	189,253	188,317	190,111
See accompanying notes to condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
NET INCOME	$28,467	$8,821	$57,882	$47,592
OTHER COMPREHENSIVE INCOME, NET OF TAX:
INTEREST RATE CASH FLOW HEDGE (LOSS) GAIN, NET OF TAX OF $0, $0, $2, $(12)	(806)	(184)	(4,820)	1,953

COMPREHENSIVE INCOME	$27,661	$8,637	$53,062	$49,545
See accompanying notes to condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(In thousands, except preferred stock shares and per share data)
(Unaudited)

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - July 1, 2018	250,494	188,994	$4,395	125	$73	$1,089,926	$69,835	$8,511	$1,172,740
Net income	—	—	—	—	—	—	8,821	—	8,821
Interest rate cash flow hedge loss, net of tax	—	—	—	—	—	—	—	(184)	(184)
Repurchase of Class B common stock	—	(559)	(6)	—	—	—	(4,236)	—	(4,242)
Common distributions - $0.18 per Class A and Class B common share	—	—	—	—	—	—	(79,260)	—	(79,260)
Preferred distributions	—	—	—	—	—	—	(4)	—	(4)
Equity-based compensation	—	82	1	—	—	37	—	—	38
BALANCE - September 30, 2018	250,494	188,517	$4,390	125	$73	$1,089,963	$(4,844)	$8,327	$1,097,909

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - July 1, 2019	250,494	188,412	$4,389	125	$73	$1,091,845	$15,919	$1,775	$1,114,001
Net income	—	—	—	—	—	—	28,467	—	28,467
Interest rate cash flow hedge loss, net of tax	—	—	—	—	—	—	—	(806)	(806)
Repurchase of Class B common stock	—	(3,993)	(40)	—	—	—	(20,847)	—	(20,887)
Common distributions - $0.15 per Class A and Class B common share	—	—	—	—	—	(41,832)	(24,092)	—	(65,924)
Preferred distributions	—	—	—	—	—	—	(4)	—	(4)
Equity-based compensation	—	82	1	—	—	123	—	—	124
BALANCE - September 30, 2019	250,494	184,501	$4,350	125	$73	$1,050,136	$(557)	$969	$1,054,971

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - January 1, 2018	250,494	192,100	$4,426	125	$73	$1,088,793	$191,964	$7,038	$1,292,294
Net income	—	—	—	—	—	—	47,592	—	47,592
Cumulative effect adjustment of ASU 2017-12	—	—	—	—	—	—	664	(664)	—
Interest rate cash flow hedge gain, net of tax	—	—	—	—	—	—	—	1,953	1,953
Repurchase of Class B common stock	—	(3,987)	(40)	—	—	—	(28,939)	—	(28,979)
Common distributions - $0.49 per Class A and Class B common share	—	—	—	—	—	—	(216,113)	—	(216,113)
Preferred distributions	—	—	—	—	—	—	(12)	—	(12)
Equity-based compensation	—	404	4	—	—	1,170	—	—	1,174
BALANCE - September 30, 2018	250,494	188,517	$4,390	125	$73	$1,089,963	$(4,844)	$8,327	$1,097,909

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - January 1, 2019	250,494	188,219	$4,387	125	$73	$1,090,809	$114,096	$5,789	$1,215,154
Net income	—	—	—	—	—	—	57,882	—	57,882
Interest rate cash flow hedge loss, net of tax	—	—	—	—	—	—	—	(4,820)	(4,820)
Repurchase of Class B common stock	—	(3,993)	(40)	—	—	—	(20,847)	—	(20,887)
Common distributions - $0.44 per Class A and Class B common share	—	—	—	—	—	(41,832)	(151,676)	—	(193,508)
Preferred distributions	—	—	—	—	—	—	(12)	—	(12)
Equity-based compensation	—	275	3	—	—	1,159	—	—	1,162
BALANCE - September 30, 2019	250,494	184,501	$4,350	125	$73	$1,050,136	$(557)	$969	$1,054,971
See accompanying notes to condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$57,882	$47,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144,884	158,566
Foreign currency transaction (gain) loss	(194)	50
Amortization and write-off of deferred financing costs and debt discount	11,540	6,536
Amortization and write-off of above-market ground leases	—	(240)
Debt modification and extinguishment costs	82	1,183
Loss on disposal of property and equipment	5,037	2,618
Gain on sale of hotel properties	—	(9,753)
Equity-based compensation	411	461
Deferred income tax expense	(5)	(14)
Changes in assets and liabilities:
Deferred rents receivable from Extended Stay America, Inc.	(15,432)	21,366
Due from (to) Extended Stay America, Inc., net	2,222	(3,491)
Other assets	(6,257)	(6,496)
Unearned rental revenues/rents receivable from Extended Stay America, Inc., net	116,085	125,576
Accounts payable and accrued liabilities	31,708	29,441
Net cash provided by operating activities	347,963	373,395
INVESTING ACTIVITIES:
Purchases of property and equipment	(124,192)	(101,165)
Acquisition of hotel property	—	(12,733)
Development in process payments	(42,116)	(28,414)
Payments for intangible assets	(6,081)	—
Proceeds from sale of hotel properties	—	274,100
Proceeds from insurance and related recoveries	914	4,533
Net cash (used in) provided by investing activities	(171,475)	136,321
FINANCING ACTIVITIES:
Principal payments on term loan facility	(505,683)	(69,163)
Proceeds from issuance of senior notes	750,000	—
Payment of deferred financing costs	(17,983)	—
Principal payments on finance leases	(86)	—
Debt modification and extinguishment costs	(82)	(1,183)
Repurchase of Class B common stock	(20,887)	(28,979)
Issuance of Class B common stock	1,462	2,700
Common distributions	(193,421)	(216,397)
Preferred distributions	(8)	(12)
Net cash provided by (used in) financing activities	13,312	(313,034)
NET INCREASE IN CASH AND CASH EQUIVALENTS	189,800	196,682
CASH AND CASH EQUIVALENTS - Beginning of period	178,538	54,915
CASH AND CASH EQUIVALENTS - End of period	$368,338	$251,597
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties, net of capitalized interest of $1,373 and $243	$68,389	$70,566
Cash payments for income taxes, net of refunds of $0 and $6	$742	$645
Operating cash payments for finance leases	$183	$—
Operating cash payments for operating leases	$532	$—
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in due to/from Extended Stay America, Inc. and accounts payable and accrued liabilities	$27,072	$20,288
Additions to finance lease right-of-use assets and liabilities	$109	$—
Deferred financing costs included in accounts payable and accrued liabilities	$2,254	$—
Debt modification and extinguishment costs included in accounts payable and accrued liabilities	$1,006	$—
Common stock distributions included in accounts payable and accrued liabilities	$879	$697
Net payable related to unsettled RSUs not yet settled or issued included in due to/from Extended Stay America, Inc.	$(32)	$(144)
See accompanying notes to condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018 AND FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2019 AND 2018
(Unaudited)

1.	BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION
ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. Extended Stay America, Inc. (the “Corporation”), the parent of ESH REIT, was incorporated in the state of Delaware on July 8, 2013. The Corporation owns, and is expected to continue to own, all of the issued and outstanding Class A common stock of ESH REIT, which, as of September 30, 2019, represents 58% of the outstanding common stock of ESH REIT.
A “Paired Share” consists of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. Each outstanding share of ESH REIT Class B common stock is attached to and trades with one share of Corporation common stock.
As of September 30, 2019 and December 31, 2018, ESH REIT and its subsidiaries owned and leased 554 hotel properties in 40 U.S. states, consisting of approximately 61,500 rooms. All hotels are leased to wholly-owned subsidiaries of the Corporation (the “Operating Lessees”).
Paired Share Repurchase Program—In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program. As a result of several increases in authorized amounts and program extensions, including a $150 million increase to the authorized amount and a program extension in August 2019, as of September 30, 2019, the combined Paired Share repurchase program authorized the Corporation and ESH REIT to purchase up to $550 million in Paired Shares through December 31, 2020. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of September 30, 2019, ESH REIT had repurchased and retired 21.3 million ESH REIT Class B common shares for $128.4 million, including transaction fees, and $205.3 million remained available under the combined Paired Share repurchase program.
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
The accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly ESH REIT’s financial position as of September 30, 2019, the results of ESH REIT’s operations, comprehensive income and changes in equity for the three and nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018. Interim results are not necessarily indicative of full year performance because of acquisitions, dispositions, financing or other capital transactions and the impact of accounting for variable rental payments under lease arrangements.

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
Management assesses the performance of long-lived assets for potential impairment quarterly, as well as when events or changes in circumstances indicate the carrying amount of an asset, or group of assets, may not be recoverable. Recoverability of property and equipment is measured by a comparison of the carrying amount of a hotel property or group of hotel properties (when they are grouped under ESH REIT’s leases), to the estimated future undiscounted cash flows expected to be generated by each hotel property or group of hotel properties. Impairment is recognized when estimated future undiscounted cash flows, including expected proceeds from disposition, are less than the carrying value of the hotel property or group of hotel properties. To the extent that a hotel property or group of hotel properties is impaired, the excess carrying amount over estimated fair value is recognized as an impairment charge and reduces income from operations. Fair value is determined based upon the discounted cash flows of a hotel property or group of hotel properties, bids, quoted market prices or independent appraisals, as considered necessary. The estimation of future undiscounted cash flows is inherently uncertain and relies upon assumptions regarding current and future economic and market conditions. If such conditions change, impairment charges may occur in future periods (see Note 5).
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

The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income	$28,467	$8,821	$57,882	$47,592
Less preferred dividends	(4)	(4)	(12)	(12)
Net income available to ESH Hospitality, Inc. common shareholders	$28,463	$8,817	$57,870	$47,580
Class A:
Net income available to ESH Hospitality, Inc. Class A common shareholders - basic	$16,303	$5,027	$33,054	$27,077
Amounts attributable to ESH Hospitality, Inc. Class B shareholders assuming conversion	(6)	(5)	(19)	(26)
Net income available to ESH Hospitality, Inc. Class A common shareholders - diluted	$16,297	$5,022	$33,035	$27,051
Class B:
Net income available to ESH Hospitality, Inc. Class B common shareholders - basic	$12,160	$3,790	$24,816	$20,503
Amounts attributable to ESH Hospitality, Inc. Class B shareholders assuming conversion	6	5	19	26
Net income available to ESH Hospitality, Inc. Class B common shareholders - diluted	$12,166	$3,795	$24,835	$20,529
Denominator:
Class A:
Weighted-average number of ESH Hospitality, Inc. Class A common shares outstanding - basic and diluted	250,494	250,494	250,494	250,494
Class B:
Weighted-average number of ESH Hospitality, Inc. Class B common shares outstanding - basic	186,844	188,822	188,063	189,681
Dilutive securities	171	431	254	430
Weighted-average number of ESH Hospitality, Inc. Class B common shares outstanding - diluted	187,015	189,253	188,317	190,111
Net income per ESH Hospitality, Inc. common share - Class A - basic	$0.07	$0.02	$0.13	$0.11
Net income per ESH Hospitality, Inc. common share - Class A - diluted	$0.07	$0.02	$0.13	$0.11
Net income per ESH Hospitality, Inc. common share - Class B - basic	$0.07	$0.02	$0.13	$0.11
Net income per ESH Hospitality, Inc. common share - Class B - diluted	$0.07	$0.02	$0.13	$0.11

4.	HOTEL DISPOSITIONS
No hotels were sold during the three or nine months ended September 30, 2019. The table below summarizes hotel dispositions during the year ended December 31, 2018 (in thousands, except number of hotels and number of rooms). None of the 2018 dispositions were reported as discontinued operations.

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

During the three and nine months ended September 30, 2018, disposed hotel properties contributed rental revenues, total operating expenses and income before income tax expense as follows (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Rental revenues from Extended Stay America, Inc.	$6,316	$20,349
Total operating expenses	4,319	15,637
Income before income tax expense	1,997	4,712

5.	PROPERTY AND EQUIPMENT
Net investment in property and equipment as of September 30, 2019 and December 31, 2018, consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Hotel properties:
Land and site improvements (1)	$1,220,948	$1,218,077
Building and improvements	2,786,268	2,756,674
Furniture, fixtures and equipment	729,429	679,944
Total hotel properties	4,736,645	4,654,695
Development in process (2)	74,125	27,174
Undeveloped land parcel	1,675	1,675
Total cost	4,812,445	4,683,544
Less accumulated depreciation	(1,332,796)	(1,215,899)
Property and equipment - net	$3,479,649	$3,467,645

_________________________________

(1)	Includes finance lease asset of $3.2 million as of September 30, 2019 and December 31, 2018.

(2)	Includes finance lease asset of $0.8 million and $0.6 million as of September 30, 2019 and December 31, 2018, respectively.
As of September 30, 2019 and December 31, 2018, development in process consisted of 15 and 11 land parcels, respectively, which are in various phases of construction and/or development.
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

6.	INTANGIBLE ASSETS AND GOODWILL
ESH REIT’s intangible assets and goodwill as of September 30, 2019 and December 31, 2018, consist of the following (dollars in thousands):

	September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—software licenses	$8,508	$(460)	$8,048
Definite-lived intangible assets—software licenses in process	58	—	58
Total intangible assets	8,566	(460)	8,106
Goodwill	44,012	—	44,012
Total intangible assets and goodwill	$52,578	$(460)	$52,118

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—software licenses	$1,926	$(36)	$1,890
Definite-lived intangible assets—software licenses in process	870	—	870
Total intangible assets	2,796	(36)	2,760
Goodwill	44,012	—	44,012
Total intangible assets and goodwill	$46,808	$(36)	$46,772

The remaining weighted-average amortization period for amortizing intangible assets is approximately 8 years as of September 30, 2019. Estimated future amortization expense for amortizing intangible assets is as follows (in thousands):

Years Ending December 31,
Remainder of 2019	$249
2020	996
2021	996
2022	996
2023	996
2024	996
Thereafter	2,819
Total	$8,048

7.	DEBT
Summary—ESH REIT’s outstanding debt, net of unamortized debt discounts and unamortized deferred financing costs, as of September 30, 2019 and December 31, 2018, consists of the following (dollars in thousands):

	Stated Amount	Carrying Amount				Unamortized Deferred Financing Costs
Loan		September 30, 2019		December 31, 2018		September 30, 2019		December 31, 2018		Stated Interest Rate	Maturity Date
Term loan facility
ESH REIT Term Facility	$630,909	$628,880	(1)	$1,132,259	(1)	$9,357		$10,546		LIBOR(2) + 2.00%	9/18/2026	(3)
Senior notes
2027 Notes	750,000	750,000		—		14,054		—		4.63%	10/1/2027
2025 Notes	1,300,000	1,292,658	(4)	1,291,671	(4)	15,760		17,877		5.25%	5/1/2025
Revolving credit facility
ESH REIT Revolving Credit Facility	350,000	—		—		2,709	(5)	1,469	(5)	LIBOR(2) + 2.00%	9/18/2024
Unsecured Intercompany Facility
Unsecured Intercompany Facility	75,000	—		—		—		—		5.00%	9/18/2026
Total		$2,671,538		$2,423,930		$41,880		$29,892
_________________________________

(1)	The ESH REIT Term Facility (defined below) is presented net of an unamortized debt discount of $2.0 million and $4.3 million as of September 30, 2019 and December 31, 2018, respectively.

(2)
As of September 30, 2019 and December 31, 2018, one-month LIBOR was 2.02% and 2.50%, respectively. As of September 30, 2019 and December 31, 2018, $250.0 million and $300.0 million, respectively, of the ESH REIT Term Facility was subject to an interest rate swap at a fixed rate of 1.175%.

(3)
Amortizes in equal quarterly installments of $1.6 million. In addition to scheduled amortization, subject to certain exceptions, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required. Annual mandatory prepayments for the year are due during the first quarter of the following year. No mandatory prepayments were required in the first quarter of 2019 based on ESH REIT’s Excess Cash Flow for the year ended December 31, 2018.

(4)	The 2025 Notes (defined below) are presented net of an unamortized discount of $7.3 million and $8.3 million as of September 30, 2019 and December 31, 2018, respectively.

(5)	Unamortized deferred financing costs related to the revolving credit facility are included in other assets in the accompanying condensed consolidated balance sheets.
ESH REIT Credit Facilities
ESH REIT’s credit agreement, as may be amended and supplemented from time to time, provides for senior secured credit facilities (collectively, the “ESH REIT Credit Facilities”) which, as of September 30, 2019, consisted of a $630.9 million senior secured term loan facility (the “ESH REIT Term Facility”) and a $350.0 million senior secured revolving credit facility (the “ESH REIT Revolving Credit Facility”). Subject to the satisfaction of certain criteria, borrowings under the ESH REIT Credit Facilities may be increased by an amount of up to $600.0 million, plus additional amounts, so long as, after giving effect to the incurrence of such incremental facility and the application of proceeds thereof, ESH REIT’s pro-forma senior loan-to-value ratio is less than or equal to 45%.
In September 2019, ESH REIT entered into an amendment to the ESH REIT Credit Facilities whereby, among other things, proceeds from the issuance of the 2027 Notes (defined below) were used to repay $500.0 million of the outstanding borrowings under the ESH REIT Term Facility and the stated amount of the ESH REIT Term Facility was reduced from $1,130.0 million to $630.9 million. Additionally, the amendment reduced the interest rate applicable to the ESH REIT Revolving Credit Facility and extended the maturity of both the ESH REIT Term Facility and the ESH REIT Revolving Credit Facility. In connection with these transactions, ESH REIT incurred $6.7 million of debt extinguishment and modification costs, which consist of the write-off of unamortized deferred financing costs and discounts of $5.6 million and other costs of $1.1 million. Debt extinguishment and modification costs are included as a component of net interest expense in the accompanying condensed consolidated statements of operations.
ESH REIT Term Facility—The ESH REIT Term Facility bears interest at a rate equal to (i) LIBOR plus 1.75% for any period during which ESH REIT maintains a public corporate family rating better than or equal to BB- (with a stable or better outlook) from S&P and Ba3 (with a stable or better outlook) from Moody’s (a “Level 1 Period”) or LIBOR plus 2.00% for any period other than a Level 1 Period; or (ii) a base rate, as defined, plus 0.75% during a Level 1 Period or 1.00% for any period other than a Level 1 Period. The ESH REIT Term Facility amortizes in equal quarterly installments of $1.6 million. In addition to scheduled amortization, subject to certain exceptions, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required. The ESH REIT Term Facility matures on September 18, 2026.
ESH REIT has the option to voluntarily prepay outstanding loans under the ESH REIT Term Facility at any time upon prior written notice. In addition to customary breakage costs, amounts refinanced, substituted or replaced by indebtedness in connection with certain repricing transactions which have a lower all-in yield than the all-in yield under the ESH REIT Term Facility on or prior to March 18, 2020 (other than as a result of a transformative transaction) are subject to a prepayment penalty equal to 1.00% of the aggregate principal amount refinanced, substituted or replaced. Prepayments made after March 18, 2020 are not subject to a prepayment penalty.
ESH REIT Revolving Credit Facility— Borrowings under the ESH REIT Revolving Credit Facility bear interest at a rate equal to (i) LIBOR plus a spread that ranges from 1.50% to 2.00% based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined, or (ii) a base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50%, or (C) the one-month adjusted LIBOR rate plus 1.00%) plus a spread that ranges from 0.50% to 1.00% based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined. ESH REIT incurs a fee of 0.30% or 0.175% on the unutilized revolver balance. ESH REIT is also required to pay customary letter of credit fees and agency fees. The ESH REIT Revolving Credit Facility provides for the issuance of up to $50.0 million of letters of credit. As of September 30, 2019, ESH REIT had no letters of credit outstanding under the facility and available borrowing capacity of $350.0 million. The ESH REIT Revolving Credit Facility matures on September 18, 2024.
ESH REIT 2027 Notes
In September 2019, ESH REIT issued $750.0 million of its 4.625% senior notes due in 2027 (the “2027 Notes”) under an indenture with Deutsche Bank Trust Company Americas, as trustee, at a price equal to 100% of par value in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. Proceeds received from the issuance of the 2027 Notes, net of financing costs, totaled $738.0 million, $500.0 million of which were used to repay a portion of outstanding borrowings under the ESH REIT Term Loan. The remaining proceeds, $238.0 million, are expected to be used for general corporate purposes. The 2027 Notes bear interest at a fixed rate of 4.625% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, commencing April 1, 2020, and mature on October 1, 2027.
The 2027 Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of ESH REIT’s subsidiaries that guarantee ESH REIT’s obligations under the ESH REIT Credit Facilities. The 2027 Notes are not guaranteed by the Corporation or any of its subsidiaries that lease ESH REIT’s properties or its subsidiaries that engage in franchising or management activities or own intellectual property. The 2027 Notes rank equally in right of payment with ESH REIT’s existing and future senior unsecured indebtedness, and senior in right of payment to all future subordinated indebtedness, if any. The 2027 Notes are effectively junior to any of ESH REIT’s secured indebtedness to the extent of the value of the assets securing such indebtedness.
ESH REIT may redeem the 2027 Notes at any time on or after October 1, 2022, in whole or in part, at a redemption price equal to 102.313% of the principal amount, declining annually to 100% of the principal amount from October 1, 2024 and thereafter, plus accrued and unpaid interest. Prior to October 1, 2022, ESH REIT may redeem the 2027 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a “make-whole” premium, as defined, plus accrued and unpaid interest. Prior to October 1, 2022, subject to certain conditions, ESH REIT may redeem up to 35% of the aggregate principal amount of the 2027 Notes at a redemption price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest, with the net cash proceeds from certain equity offerings, provided 65% of the original amount of the principal remains outstanding after the occurrence of each such redemption. Upon a Change of Control, as defined, holders of the 2027 Notes have the right to require ESH REIT to redeem the 2027 Notes at 101% of the principal amount, plus accrued and unpaid interest.
ESH REIT 2025 Notes
In May 2015 and March 2016, ESH REIT issued $500.0 million and $800.0 million, respectively, of its 5.25% senior notes due in 2025 (the “2025 Notes”) under an indenture with Deutsche Bank Trust Company Americas, as trustee, in private placements pursuant to Rule 144A of the Securities Act of 1933, as amended. The 2025 Notes bear interest at a fixed rate of 5.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, and mature on May 1, 2025.

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
Unsecured Intercompany Facility
In August 2016, ESH REIT, as borrower, and the Corporation, as lender, entered into an unsecured intercompany credit facility, as may be amended and supplemented from time to time (the “Unsecured Intercompany Facility”). In September 2019, the Unsecured Intercompany Facility was amended to, among other things, extend the facility’s maturity. Under the Unsecured Intercompany Facility, ESH REIT may borrow up to $300.0 million, plus additional amounts, in each case subject to certain conditions. Loans under the Unsecured Intercompany Facility bear interest at an annual rate of 5.0%. ESH REIT has the option to prepay outstanding balances under the facility without penalty. As of September 30, 2019, and December 31, 2018, the amount outstanding under the facility was $0. There is no scheduled amortization, and the Unsecured Intercompany Facility matures on September 18, 2026.
Covenants
The ESH REIT Credit Facilities, the 2027 Notes, the 2025 Notes and the Unsecured Intercompany Facility contain a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to engage in certain transactions. In addition, the ESH REIT Revolving Credit Facility contains a financial covenant that, subject to certain conditions, requires compliance with a certain senior loan-to-value ratio. The agreements governing ESH REIT’s indebtedness also contain certain customary events of default, including, but not limited to, cross-defaults to certain other indebtedness and, in the case of the ESH REIT Credit Facilities and the Unsecured Intercompany Facility, certain material operating leases and management agreements. As of September 30, 2019, ESH REIT was in compliance with all covenants under its debt agreements.
Interest Expense, net—The components of net interest expense during the three and nine months ended September 30, 2019 and 2018, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Contractual interest(1)	$28,584	$28,978	$85,781	$86,730
Amortization of deferred financing costs and debt discount	1,987	1,969	5,925	5,926
Debt extinguishment and other costs(2)	7,058	199	7,773	2,306
Interest Income	(747)	(215)	(2,396)	(252)
Total	$36,882	$30,931	$97,083	$94,710

______________________

(1)	Net of capitalized interest of $0.6 million, $0.1 million, $1.4 million and $0.2 million, respectively.

(2)	Includes interest expense on finance leases (see Note 11) and unused credit facility fees.
Fair Value of Debt—As of September 30, 2019 and December 31, 2018, the estimated fair value of ESH REIT’s debt was $2.7 billion and $2.3 billion, respectively. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available, to the stated interest rates and spreads on ESH REIT’s debt.

8.	DERIVATIVE INSTRUMENTS
In September 2016, ESH REIT entered into a floating-to-fixed interest rate swap, as amended and supplemented from time to time, at a fixed rate of 1.175% and a floating rate of one-month LIBOR to manage its exposure to interest rate risk on a portion of the ESH REIT Term Facility. The notional amount of the interest rate swap as of September 30, 2019 was $250.0 million. The notional amount decreases by an additional $50.0 million every six months until the swap’s maturity in September 2021.

For the three and nine months ended September 30, 2019, ESH REIT received proceeds of $0.7 million and $2.5 million, respectively, and for the three and nine months ended September 30, 2018, ESH REIT received proceeds of $0.8 million and $1.9 million, respectively, that offset interest expense. As of September 30, 2019, $0.9 million is expected to be recognized through earnings over the following twelve months.
The table below presents the amounts and classification of the interest rate swap on ESH REIT’s condensed consolidated financial statements (in thousands):

	Other assets	Accumulated other comprehensive income, net of tax		Interest expense, net
As of September 30, 2019	$971	$969	(1)
As of December 31, 2018	$5,789	$5,789	(2)
For the three months ended September 30, 2019				$(704)
For the three months ended September 30, 2018				$(803)
For the nine months ended September 30, 2019				$(2,501)
For the nine months ended September 30, 2018				$(1,888)
_______________________________

(1)	Changes during the nine months ended September 30, 2019, on a pre-tax basis, consisted of changes in fair value of $(4.8) million.

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
ESH REIT recorded a provision for state income taxes of $0.1 million for each of the three and nine months ended September 30, 2019, effective rates of 0.3% and 0.2%, respectively, as compared to a provision of less than $0.1 million and $0.8 million for the three and nine months ended September 30, 2018, respectively, effective rates of 0.5% and 1.6%. ESH REIT’s effective rate differs from the federal statutory income tax rate of 21% primarily due to ESH REIT’s status as a REIT under the provisions of the Code.
ESH REIT’s income tax returns for the years 2016 to present are subject to examination by the Internal Revenue Service and other tax returns for the years 2014 to present are subject to examination by other taxing authorities. As of September 30, 2019, a subsidiary of ESH REIT was under examination by the Canada Revenue Agency for tax years 2014 through 2017. As the examination is still in process, the timing of the resolution and any payments that may be required cannot be determined at this time. ESH REIT believes that, to the extent a liability may exist, it is appropriately reserved as of September 30, 2019.

10.	RELATED PARTY TRANSACTIONS
Revenues and Overhead Expenses
Leases and Rental Revenues—All revenues are generated as a result of, and earned from, related parties. During the three and nine months ended September 30, 2019 and 2018, ESH REIT’s revenues were derived from three operating leases. The counterparty to each lease agreement is a subsidiary of the Corporation.

ESH REIT’s fixed and variable rental revenues for the three and nine months ended September 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fixed rental revenues	$118,005	$111,598	$354,016	$335,999
Variable rental revenues(1)	21,450	31,379	21,546	31,841
_________________________________

(1)	Regardless of whether cash rental payments are received, ESH REIT only recognizes revenue when a lessee’s revenue exceeds specific thresholds stated in the lease.
Each lease agreement, which had an initial term that expired in October 2018, was renewed effective November 1, 2018, for a five-year term that expires in October 2023. Each lease agreement contains an automatic five-year renewal, unless lessee provides notice that it will not renew no later than thirty months prior to expiration. Upon renewal, if applicable, minimum and percentage rents shall be adjusted to reflect then-current market terms. Future fixed rental payments to be received under current remaining noncancelable lease terms are as follows (in thousands):

Years Ending December 31,
Remainder of 2019	$112,861
2020	462,860
2021	474,409
2022	486,247
2023	415,112
Total	$1,951,489

Overhead Expenses—A subsidiary of the Corporation incurs costs under a services agreement with the Corporation and ESH REIT for certain overhead services performed on the entities’ behalf. The services relate to executive management, accounting, financial analysis, training and technology. For the three months ended September 30, 2019 and 2018, ESH REIT incurred costs of $2.5 million and $2.2 million, respectively, and for the nine months ended September 30, 2019 and 2018, ESH REIT incurred costs of $7.3 million and $7.4 million, respectively, related to this agreement, which are included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The expenses ESH REIT incurred under this services agreement include expenses related to certain employees that participate in the Corporation’s long-term incentive plan. Such charges were $0.2 million for each of the three months ended September 30, 2019 and 2018 and $0.8 million and $0.7 million for the nine months ended September 30, 2019 and 2018, respectively.
Debt and Equity Transactions
Unsecured Intercompany Facility—As of September 30, 2019 and December 31, 2018, there were no outstanding balances owed by ESH REIT to the Corporation under the Unsecured Intercompany Facility, and ESH REIT incurred no interest expense during the three and nine months ended September 30, 2019 and 2018 related to the Unsecured Intercompany Facility. ESH REIT is able to borrow under the Unsecured Intercompany Facility up to $300.0 million, plus additional amounts, in each case subject to certain conditions (see Note 7).
Distributions—During the three months ended September 30, 2019 and 2018, ESH REIT paid distributions of $37.6 million and $45.1 million, respectively, and during the nine months ended September 30, 2019 and 2018, ESH REIT paid distributions of $110.2 million and $122.7 million, respectively, to the Corporation in respect of the Class A common stock of ESH REIT.
Issuance of Common Stock—In September 2019 and 2018, ESH REIT issued and was compensated $0.2 million and $0.3 million, respectively, for 0.1 million shares of Class B common stock, each of which was attached to a share of Corporation common stock to form a Paired Share, used to settle vested restricted stock units (“RSUs”). In March 2019 and 2018, ESH REIT was compensated $1.2 million and $2.3 million, respectively, for the issuance of 0.2 million and 0.3 million shares of Class B common stock, respectively, each of which was attached to a share of Corporation common stock to form a Paired Share, used to settle vested RSUs.

As of September 30, 2019, the Corporation has granted a total of 1.1 million RSUs, whereby, as a counterparty to these outstanding RSUs, ESH REIT is expected to issue and be compensated in cash for 1.1 million shares of Class B common stock of ESH REIT in future periods, assuming performance-based and market-based awards vest at 100% and no forfeitures.
Related Party Balances
Related party transaction balances as of September 30, 2019 and December 31, 2018, include the following (in thousands):

	September 30, 2019	December 31, 2018
Leases:
Rents receivable(1)	$15,780	$4,098
Deferred rents receivable(2)	$24,069	$8,637
Unearned rental revenues(1)	$(165,273)	$(37,506)

Working capital and other:
Ordinary working capital(3)	$(11,941)	$(12,581)
Equity awards (payable) receivable(4)	(32)	404
Total working capital and other, net(5)	$(11,973)	$(12,177)
______________________

(1)
Rents receivable relate to percentage rents. As of September 30, 2019, unearned rental revenues related to October 2019 fixed minimum rent of $37.5 million and percentage rent of $127.8 million. As of December 31, 2018, unearned rental revenues related to January 2019 fixed minimum rent.

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
Operating lease costs related to ground leases are included in hotel operating expenses in the condensed consolidated statements of operations. Finance lease interest costs are included in interest expense, net in the condensed consolidated statements of operations (see Note 7) or, when pertaining to assets under development, are capitalized and included in property and equipment, net on the condensed consolidated balance sheets (see Note 5). As ESH REIT’s finance lease right-of-use assets pertain to land and land under development, and as ESH REIT elected the practical expedient to retain prior lease classification upon adoption of ASC 842, Leases, no amortization costs related to finance leases were incurred during the three and nine months ended September 30, 2019. ESH REIT has no variable lease costs or short-term leases.

For the three and nine months ended September 30, 2019, components of ESH REIT’s total lease costs are as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease costs	$351	$1,004
Finance lease costs - interest	61	183
Total lease costs	412	1,187
ESH REIT’s right-of-use assets and lease liabilities are as follows (in thousands):

	September 30, 2019	December 31, 2018(4)
Right-of-use assets:
Operating(1)	$2,260	$—
Finance(2)	3,979	3,843

Lease liabilities:
Operating(3)	9,235	—
Finance	3,410	3,360
_________________________________

(1)	Included in other assets on the accompanying condensed consolidated balance sheets.

(2)	Included in property and equipment, net on the accompanying condensed consolidated balance sheets.

(3)	Included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.

(4)	Finance lease right-of-use assets and liabilities as of December 31, 2018 were previously recorded as capital lease assets and obligations under ASC 840, Leases.
Maturities of lease liabilities as of September 30, 2019, are as follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
Remainder of 2019	$181	$90
2020	779	386
2021	784	395
2022	806	397
2023	545	400
2024	503	402
Thereafter	77,594	3,100
Total	$81,192	$5,170

Total discounted lease liability	$9,235	$3,410
Difference between undiscounted cash flows and discounted cash flows	$71,957	$1,760

Weighted-average remaining lease term	58 years	12 years
Weighted-average discount rate	6.6%	7.0%

Future minimum lease payments as of December 31, 2018, disclosed in accordance with ASC 840, Leases, were as follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
2019	$712	$351
2020	779	375
2021	784	384
2022	806	386
2023	545	387
Thereafter	78,097	3,340
Total	$81,723	$5,223

ESH REIT’s leases do not contain residual value guarantees and do not contain restrictions with respect to incurring additional financial obligations or paying dividends. As of September 30, 2019, ESH REIT does not have any material leases that have not yet commenced.
Legal Contingencies—ESH REIT is not a party to any litigation or claims, other than routine matters arising in the ordinary course of business that are incidental to the operation of the business of ESH REIT. ESH REIT believes that the results of all claims and litigation, individually or in the aggregate, will not have a material adverse effect on its condensed consolidated financial statements, results of operations or liquidity.

12.	SUBSEQUENT EVENTS
On November 6, 2019, the Board of Directors of ESH REIT declared a cash distribution of $0.11 per share for the third quarter of 2019 on its Class A and Class B common stock. The distribution is payable on December 4, 2019 to shareholders of record as of November 20, 2019.
Subsequent to September 30, 2019, ESH REIT repurchased and retired 1.7 million ESH REIT Class B common shares for $8.9 million, including transaction fees. As of October 31, 2019, $180.8 million is remaining under the Paired Share repurchase program.

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

•
Comparable Hotels means, when used in connection with describing our results of operations, the 553 and 552 Extended Stay America-branded hotels owned and operated by the Company during the full three and nine months ended September 30, 2019 and 2018, respectively. The operating results of 553 Comparable Hotels for the three months ended September 30, 2019 and 2018 exclude the results of 72 hotels sold in 2018 and one hotel that opened in November 2018. The operating results of 552 Comparable Hotels for the nine months ended September 30, 2019 and 2018 exclude the results of 72 hotels sold in 2018, one hotel acquired in May 2018 and one hotel that opened in November 2018.

•
Corporation means Extended Stay America, Inc., a Delaware corporation, and its subsidiaries (excluding ESH REIT and its subsidiaries), which include the Operating Lessees (as defined below), ESH Strategies (as defined below) and ESA Management (as defined below). The Corporation controls ESH REIT through its ownership of ESH REIT’s Class A common stock, which currently represents 58% of the outstanding common stock of ESH REIT.

•
ESA Management means ESA Management LLC, a Delaware limited liability company and wholly-owned subsidiary of the Corporation, and its subsidiaries, which manage Extended Stay America-branded hotel properties on behalf of the Operating Lessees and third parties.

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

•
System-wide hotels means all hotels that are operated under the Extended Stay America brand and that are owned, franchised and/or managed by the Company. As of September 30, 2019, there were 626 system-wide hotels.

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
We present below separate results of operations for each of the Company and ESH REIT. Our assets and operations, other than ownership of our hotel properties (which are owned by ESH REIT), are held directly by the Corporation and operated as an integrated enterprise. The Corporation owns all of the issued and outstanding shares of Class A common stock of ESH REIT, representing 58% of the outstanding common stock of ESH REIT. Due to its controlling interest in ESH REIT, the Corporation consolidates the financial position, results of operations, comprehensive income and cash flows of ESH REIT.
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

As of September 30, 2019, we owned and operated 554 hotel properties in 40 U.S. states, consisting of approximately 61,500 rooms, and franchised or managed 72 hotel properties for third parties, consisting of approximately 7,400 rooms. All 626 system-wide hotels operate under the Extended Stay America brand, which serves the mid-price extended stay segment and accounts for approximately 42% of the segment by number of rooms in the United States.
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
For the trailing twelve months ended September 30, 2019, 37.5%, 20.8% and 41.7% of our owned hotel room revenues were derived from guests with stays from 1-6 nights, from 7-29 nights and for 30 or more nights, respectively. For the trailing twelve months ended September 30, 2019, 26.8% of our owned hotel room revenues were derived from property-direct reservations, 25.2% were derived from our central call center, 18.5% were derived from our own proprietary website, 25.9% were derived from third-party intermediaries and 3.6% were derived from travel agency global distribution systems.
For the trailing twelve months ended September 30, 2019, 51.4% of our franchise and management fees and related revenues were derived from franchising activities and 48.6% were derived from management activities. Franchisees typically pay an initial application fee, along with monthly royalty and system services fees for the licensing of our brand and the use of our shared system-wide platforms, such as marketing, technology infrastructure, central reservations, national sales and revenue management systems. The standard term for our franchise agreements is generally 20 years.
We seek to drive our competitive advantage by targeting our product offering to an underserved market segment and by driving economies of scale through our national distribution and concentration of multiple hotels in individual markets. We focus on continually improving our product and service, improving marketing efforts and driving ADR. In addition to owning and operating hotels, we have increased, and plan to continue to increase, our distribution through the ongoing development of our fee-based income stream pursuant to which we franchise our brand to third parties and, in certain instances, manage hotels on behalf of our franchisees. We also seek to increase our efficiency and the overall quality of our real estate portfolio by selling non-strategic hotels over time, in some cases franchising our brand to, or managing sold hotels for, the buyers. Our current and future plans include some or all of the following:

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
Hotel Acquisitions
No hotels were acquired during the nine months ended September 30, 2019. In September 2018, we acquired a 107-room hotel under construction. The hotel opened under the Extended Stay America brand in the fourth quarter of 2018. In May 2018, we acquired a 115-room hotel and converted it to an Extended Stay America-branded hotel. Prior to its acquisition by the Company, the hotel opened in late 2017.
Hotel Dispositions
No hotels were sold during the nine months ended September 30, 2019. The table below summarizes hotel dispositions for the year ended December 31, 2018 (in thousands, except number of hotels and number of rooms).

Year	Brand	Location	Month Sold	Number of Hotels	Number of Rooms	Net Proceeds	Gain (Loss) on Sale		Franchised/Managed (1)
2018	Extended Stay America	Various	November	14	1,369	$34,855	$1,331	(2)	Yes
2018	Extended Stay America	Various	September	16	1,680	$60,710	$6,293	(2)	Yes
2018	Extended Stay America	Various	September	16	1,776	$58,144	$(3,014)	(2)	Yes
2018	Extended Stay America	Various	February	25	2,430	$111,156	$6,810	(2)	Yes
2018	Extended Stay America	Texas	March	1	101	$44,090	$31,058		No	(3)
____________________

(1)	As of September 30, 2019.

(2)	Net of impairment charges of $16.8 million, $24.3 million, $6.3 million and $2.1 million, respectively, recorded prior to sale.

(3)	Management agreement terminated in August 2019.
See Note 4 to each of the condensed consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 1 of this combined quarterly report on Form 10-Q.
Franchised and Managed Hotels
The following table summarizes the number of third-party owned hotels in our franchise and management segment during the year ended December 31, 2018 and the nine months ended September 30, 2019.

Date	Number of franchised hotels added (removed)	Number of rooms	Number of franchised hotels(1)	Number of franchised rooms(1)
January 2018	—	—	1	160
February 2018	25	2,430	26	2,588
March 2018	1	101	27	2,689
September 2018	32	3,456	59	6,147
November 2018	14	1,369	73	7,533
April 2019	1	115	74	7,648
July 2019	(1)	(160)	73	7,488
August 2019	(1)	(101)	72	7,387
September 2019	—	—	72	7,387

(1)	As of month end.
Hotel Pipeline
As of September 30, 2019, the Company had a pipeline of 77 hotels, which consisted of the following:

Company-Owned Pipeline & Recently Opened Hotels as of September 30, 2019
Under Option		Pre-Development		Under Construction		Total Pipeline		Opened YTD
# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms
4	496	6	752	9	1,140	19	2,388	—	—

Third-Party Pipeline & Recently Opened Hotels as of September 30, 2019
Commitments		Applications		Executed		Total Pipeline		Opened YTD
# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms
40	4,928	7	868	11	1,261	58	7,057	1	115

Definitions
Under Option	Locations with a signed purchase and sale agreement
Pre-Development	Land purchased, permitted and/or site work
Under Construction	Hotel is under construction
Commitments	Signed commitment to build a certain number of hotels by a third party
Applications	Third party filed franchise application with deposit
Executed	Franchise application approved, various stages of pre-development and/or under construction

Understanding Our Results of Operations—The Company
Revenues and Expenses. The Company’s revenues are derived from hotel ownership/operations and the franchise and management of hotels owned by third parties. Hotel operating expenses account for the largest portion of the Company’s operating expenses and reflect ongoing expenses associated with the ownership and operation of our hotels.
The following table presents the components of the Company’s revenues as a percentage of our total revenues for the nine months ended September 30, 2019:

Percentage of 2019 Year to Date Total Revenues
• Room revenues. Room revenues are driven primarily by ADR and occupancy. Pricing policy and customer mix are significant drivers of ADR.	96.3%
• Other hotel revenues. Other hotel revenues include ancillary revenues such as laundry revenues, vending commissions, additional housekeeping fees, purchased WiFi upgrades, parking revenues and pet charges. Occupancy and customer mix, as well as the number and percentage of guests that have longer-term stays, have been historical drivers of our other hotel revenues.	1.9%
• Franchise and management fees. Franchise and management fees include royalty and other fees charged to third parties for use of our brand name and hotel management services. The substantial majority of these fees are based on a percentage of revenues of the franchised or managed hotels.	0.4%
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
1.4%
The following table presents the components of the Company’s operating expenses as a percentage of our total operating expenses for the nine months ended September 30, 2019:

Percentage of 2019 Year to Date Total Operating Expenses
• Hotel operating expenses. Hotel operating expenses have both fixed and variable components. Operating expenses that are relatively fixed include personnel expense, real estate tax expense and property insurance premiums. Occupancy is a key driver of expenses that have a high degree of variability, such as housekeeping services and amenity costs. Other variable expenses include marketing costs, reservation costs, property insurance claims and repairs and maintenance expense.	65.3%
• General and administrative expenses. General and administrative expenses include expenses associated with corporate overhead. Costs consist primarily of compensation expense of our corporate staff, including equity-based compensation, and professional fees, including audit, tax, legal and consulting fees.	10.1%
• Depreciation and amortization. Depreciation and amortization is a charge that relates primarily to the acquisition and related usage of hotels and other property and equipment, including capital expenditures incurred with respect to hotel renovations and other capital expenditures.	22.0%
• Impairment of long-lived assets. Impairment of long-lived assets is a charge recognized when events and circumstances indicate that the carrying value of an individual hotel asset, or a group of hotel assets, may not be recoverable.	0.4%
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
Expenses. The following table presents the components of ESH REIT’s operating expenses as a percentage of ESH REIT’s total operating expenses for the nine months ended September 30, 2019:

Percentage of 2019 Year to Date Total Operating Expenses
• Hotel operating expenses. ESH REIT’s hotel operating expenses include expenses directly related to hotel ownership, such as real estate tax expense, property insurance premiums and loss on disposal of assets.	29.4%
• General and administrative expenses. General and administrative expenses include overhead expenses incurred directly by ESH REIT and administrative service costs reimbursed to the Corporation.	5.0%
• Depreciation and amortization. Depreciation and amortization are charges that relate primarily to the acquisition and related usage of hotels and other property and equipment, including capital expenditures incurred with respect to hotel renovations and other capital expenditures.	65.6%
Results of Operations
Results of Operations discusses the Company’s and ESH REIT’s condensed consolidated financial statements, each of which have been prepared in accordance with U.S. GAAP. The condensed consolidated financial statements of the Company include the financial position, results of operations, comprehensive income, changes in equity and cash flows of the Corporation and its subsidiaries, including ESH REIT. Third-party equity interests in ESH REIT, which consist primarily of the Class B common stock of ESH REIT and represent 42% of ESH REIT’s total common equity, are not owned by the Corporation and therefore are presented as noncontrolling interests. The condensed consolidated financial statements of ESH REIT include the financial position, results of operations, comprehensive income, changes in equity and cash flows of ESH REIT and its subsidiaries.

Results of Operations—The Company
As of September 30, 2019, we owned and operated 554 hotels, consisting of approximately 61,500 rooms, and franchised and/or managed 72 hotels for third parties, consisting of approximately 7,400 rooms. As of September 30, 2018, we owned and operated 567 hotels, consisting of approximately 62,700 rooms, and franchised and/or managed 59 hotels for third parties, consisting of approximately 6,200 rooms.
Comparison of Three Months Ended September 30, 2019 and September 30, 2018
The following table presents our consolidated results of operations for the three months ended September 30, 2019 and 2018, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended September 30,
	2019	2018	Change ($)	Change (%)
Revenues:
Room revenues	$320,669	$340,917	$(20,248)	(5.9)%
Other hotel revenues	6,475	5,943	532	9.0%
Franchise and management fees	1,351	864	487	56.4%
	328,495	347,724	(19,229)	(5.5)%
Other revenues from franchised and managed properties	4,200	3,352	848	25.3%
Total revenues	332,695	351,076	(18,381)	(5.2)%
Operating expenses:
Hotel operating expenses	152,913	156,341	(3,428)	(2.2)%
General and administrative expenses	22,292	21,242	1,050	4.9%
Depreciation and amortization	49,748	52,138	(2,390)	(4.6)%
Impairment of long-lived assets	2,679	—	2,679	n/a
	227,632	229,721	(2,089)	(0.9)%
Other expenses from franchised and managed properties	4,699	3,449	1,250	36.2%
Total operating expenses	232,331	233,170	(839)	(0.4)%
Gain on sale of hotel properties	—	3,517	(3,517)	(100.0)%
Other income	3	39	(36)	(92.3)%
Income from operations	100,367	121,462	(21,095)	(17.4)%
Other non-operating expense (income)	101	(251)	352	140.2%
Interest expense, net	36,535	31,007	5,528	17.8%
Income before income tax expense	63,731	90,706	(26,975)	(29.7)%
Income tax expense	10,501	15,014	(4,513)	(30.1)%
Net income	53,230	75,692	(22,462)	(29.7)%
Net income attributable to noncontrolling interests	(12,159)	(3,790)	(8,369)	220.8%
Net income attributable to Extended Stay America, Inc. common shareholders	$41,071	$71,902	$(30,831)	(42.9)%

The following table presents key operating metrics, including occupancy, ADR, RevPAR and hotel inventory for our owned hotels for the three months ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30,
	2019	2018	Change
Number of hotels (as of September 30)	554	567	(13)
Number of rooms (as of September 30)	61,486	62,748	(1,262)
Occupancy	80.8%	80.2%	60 bps
ADR	$70.10	$69.85	0.4%
RevPAR	$56.66	$56.02	1.1%

Renovation Displacement Data (in thousands, except percentages):
Total available room nights	5,657	5,773	(116)
Room nights displaced from renovation	10	—	10
% of available room nights displaced	0.2%	—%	20 bps
Room revenues. Room revenues decreased by $20.2 million, or 5.9%, to $320.7 million for the three months ended September 30, 2019, compared to $340.9 million for the three months ended September 30, 2018, primarily due to the sale of 32 hotels that occurred in September 2018. Additionally, on a Comparable Hotel basis, room revenues decreased by $4.7 million, or 1.5%, due to a 1.4% decline in RevPAR for hotels we owned and operated during the entirety of both periods, which was the result of a 1.6% decrease in ADR, partially offset by a 0.1% increase in occupancy.
Other hotel revenues. Other hotel revenues increased by $0.5 million, or 9.0%, to $6.5 million for the three months ended September 30, 2019, compared to $5.9 million for the three months ended September 30, 2018. On a Comparable Hotel basis, other hotel revenues increased by $0.8 million, or 14.0%, due to system and process improvements that improved our billing efficiency and collection of cancellation and other fees.
Franchise and management fees. For the three months ended September 30, 2019, we earned franchise and management fees of $1.4 million, and for the three months ended September 30, 2018, we earned franchise and management fees of $0.9 million. The $0.5 million increase in fees was the result of the addition of 13 hotels on a net basis, or approximately 1,200 rooms, to our franchise and management segment. We expect additional newly built and brand-converted franchised hotels to open in the future.
Other revenues from franchised and managed properties. For the three months ended September 30, 2019 and 2018, we recognized $4.2 million and $3.4 million, respectively, in other revenues from franchised and managed properties. Other revenues from franchised and managed properties include both direct and indirect reimbursable costs.
Hotel operating expenses. Hotel operating expenses decreased by $3.4 million, or 2.2%, to $152.9 million for the three months ended September 30, 2019, compared to $156.3 million for the three months ended September 30, 2018. On a Comparable Hotel basis, hotel operating expenses increased by $5.9 million, or 4.0%. The increase in hotel operating expenses was primarily due to increases in personnel expense of $3.3 million, allowance for uncollectible guest balances of $1.9 million and cable and internet costs of $0.6 million.
General and administrative expenses. General and administrative expenses increased by $1.1 million, or 4.9%, to $22.3 million for the three months ended September 30, 2019, compared to $21.2 million for the three months ended September 30, 2018. The increase in general and administrative expenses was primarily due to employee separation costs of $1.2 million.
Depreciation and amortization. Depreciation and amortization decreased by $2.4 million, or 4.6%, to $49.7 million for the three months ended September 30, 2019, compared to $52.1 million for the three months ended September 30, 2018, primarily due to hotel dispositions that occurred in September 2018.
Impairment of long-lived assets. During the three months ended September 30, 2019, we recognized an impairment charge of $2.7 million related to a hotel located in New York. The impairment charge was the result of a decline in the hotel’s estimated future operating cash flows. No impairment charges were recognized during the three months ended September 30, 2018. The estimation and evaluation of future cash flows, which is a key factor in determining the amount and/or timing of impairment charges, in particular the holding period for real estate assets and asset composition and/or concentration within real estate portfolios, relies on judgments and assumptions regarding holding period, current and future operating and economic performance and current and future market conditions. It is possible that such judgments and/or estimates will change; if this occurs, we may recognize additional impairment charges or losses in future periods reflecting either changes in estimate, circumstance or the estimated market value of our assets.
Other expenses from franchised and managed properties. For the three months ended September 30, 2019, we incurred other expenses from franchised and managed properties of $4.7 million, and for the three months ended September 30, 2018, we incurred other expenses from franchised and managed properties of $3.4 million. We generally expect the cost to provide certain shared system-wide platforms to franchisees to be recovered through system services fees. System services fees are included in other revenues from franchised and managed properties.
Gain on sale of hotel properties. No hotels were sold during the three months ended September 30, 2019. During the three months ended September 30, 2018, we recognized a $3.5 million gain related to the sale of 32 hotels.
Other income. No material other income was recognized during the three months ended September 30, 2019 and 2018.
Other non-operating expense (income). During the three months ended September 30, 2019 and 2018, we recognized a foreign currency transaction loss of $0.1 million and gain of $0.3 million, respectively, related to a residual Canadian dollar-denominated deposit resulting from the 2017 sale of our Canadian hotels.
Interest expense, net. During the three months ended September 30, 2019, we incurred debt extinguishment and modification costs of $6.7 million, consisting of the write-off of unamortized deferred financing costs and debt discount of $5.6 million and other costs of $1.1 million, which related to the $500.0 million repayment of outstanding borrowings under the ESH REIT Term Facility and the modification of the ESH REIT Credit Facilities. Excluding debt extinguishment and modification costs, net interest expense decreased $1.2 million, or 3.9%, to $29.8 million for the three months ended September 30, 2019, compared to $31.0 million for the three months ended September 30, 2018, primarily due to an increase in interest income earned on money market investments. The Company’s weighted-average interest rate was 4.7% as of September 30, 2019 and 2018. The Company’s total debt outstanding increased to $2.6 billion, net of unamortized deferred financing costs and debt discounts, as of September 30, 2019, compared to $2.5 billion, net of unamortized deferred financing costs and debt discounts, as of September 30, 2018 as a result of the issuance of $750.0 million of 2027 Notes.
Income tax expense. Our effective income tax rate decreased to 16.5% for the three months ended September 30, 2019, compared to 16.6% for the three months ended September 30, 2018. The Company’s effective rate differs from the current federal statutory rate of 21% primarily due to ESH REIT’s status as a REIT under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”). The decrease in the effective income tax rate for the three months ended September 30, 2019 was due to a slight decrease in dividend income and other factors with respect to the Corporation’s ownership in ESH REIT.
Net income attributable to noncontrolling interests. Third-party equity interests in Extended Stay America, Inc. consist of the outstanding shares of the Class B common stock of ESH REIT, which represented 42% and 43% of ESH REIT’s total common equity as of September 30, 2019 and 2018, respectively.

Comparison of Nine Months Ended September 30, 2019 and September 30, 2018
The following table presents our consolidated results of operations for the nine months ended September 30, 2019 and 2018, including the amount and percentage change in these results between the periods (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change ($)	Change (%)
Revenues:
Room revenues	$899,329	$958,075	$(58,746)	(6.1)%
Other hotel revenues	17,848	16,710	1,138	6.8%
Franchise and management fees	4,023	2,140	1,883	88.0%
	921,200	976,925	(55,725)	(5.7)%
Other revenues from franchised and managed properties	12,821	8,419	4,402	52.3%
Total revenues	934,021	985,344	(51,323)	(5.2)%
Operating expenses:
Hotel operating expenses	437,111	443,025	(5,914)	(1.3)%
General and administrative expenses	67,606	69,710	(2,104)	(3.0)%
Depreciation and amortization	147,543	159,652	(12,109)	(7.6)%
Impairment of long-lived assets	2,679	43,600	(40,921)	(93.9)%
	654,939	715,987	(61,048)	(8.5)%
Other expenses from franchised and managed properties	14,342	8,762	5,580	63.7%
Total operating expenses	669,281	724,749	(55,468)	(7.7)%
Gain on sale of hotel properties	—	41,599	(41,599)	(100.0)%
Other income	31	501	(470)	(93.8)%
Income from operations	264,771	302,695	(37,924)	(12.5)%
Other non-operating (income) expense	(248)	48	(296)	616.7%
Interest expense, net	95,905	95,072	833	0.9%
Income before income tax expense	169,114	207,575	(38,461)	(18.5)%
Income tax expense	27,822	35,218	(7,396)	(21.0)%
Net income	141,292	172,357	(31,065)	(18.0)%
Net income attributable to noncontrolling interests	(24,790)	(20,547)	(4,243)	20.7%
Net income attributable to Extended Stay America, Inc. common shareholders	$116,502	$151,810	$(35,308)	(23.3)%

The following table presents key operating metrics, including occupancy, ADR, RevPAR and hotel inventory for our owned hotels for the nine months ended September 30, 2019 and 2018, respectively:

	Nine Months Ended September 30,
	2019	2018	Change
Number of hotels (as of September 30)	554	567	(13)
Number of rooms (as of September 30)	61,486	62,748	(1,262)
Occupancy	77.4%	76.0%	140 bps
ADR	$69.15	$69.24	(0.1)%
RevPAR	$53.53	$52.65	1.7%

Renovation Displacement Data (in thousands, except percentages):
Total available room nights	16,786	17,130	(344)
Room nights displaced from renovation	45	—	45
% of available room nights displaced	0.3%	—%	30 bps
Room revenues. Room revenues decreased by $58.7 million, or 6.1%, to $899.3 million for the nine months ended September 30, 2019, compared to $958.1 million for the nine months ended September 30, 2018, primarily due to hotel dispositions which occurred in the first and third quarters of 2018. On a Comparable Hotel basis, room revenues decreased by $10.9 million, or 1.2%, due to a 1.2% decrease in RevPAR for hotels we owned and operated for the entirety of both periods. The 1.2% RevPAR decline for the Comparable Hotels was the result of a 2.1% decrease in ADR, partially offset by a 0.7% increase in occupancy.
Other hotel revenues. Other hotel revenues increased by $1.1 million, or 6.8%, to $17.8 million for the nine months ended September 30, 2019, compared to $16.7 million for the nine months ended September 30, 2018. On a Comparable Hotel basis, other hotel revenues increased by $2.2 million, or 14.0%, due to system and process improvements that improved billing efficiency and collection of cancellation and other fees.
Franchise and management fees. For the nine months ended September 30, 2019, we earned franchise and management fees of $4.0 million, and for the nine months ended September 30, 2018, we earned franchise and management fees of $2.1 million. The $1.9 million increase in fees was the result of the addition of 13 hotels on a net basis, or approximately 1,200 rooms, to our franchise and management segment. We expect additional newly built and brand-converted franchised hotels to open in the future.
Other revenues from franchised and managed properties. For the nine months ended September 30, 2019 and 2018, we recognized $12.8 million and $8.4 million, respectively, in other revenues from franchised and managed properties. Other revenues from franchised and managed properties include both direct and indirect reimbursable costs.
Hotel operating expenses. Hotel operating expenses decreased by $5.9 million, or 1.3%, to $437.1 million for the nine months ended September 30, 2019, compared to $443.0 million for the nine months ended September 30, 2018. On a Comparable Hotel basis, hotel operating expenses increased by $23.7 million, or 5.8%. The increase in hotel operating expenses was primarily due to increases in personnel expense of $9.5 million, allowance for uncollectible guest balances of $2.9 million, marketing costs of $2.8 million, cable, internet and telephone costs of $2.7 million, loss on disposal of assets of $2.4 million, real estate tax expense of $1.3 million and insurance expense of $1.0 million.
General and administrative expenses. General and administrative expenses decreased by $2.1 million, or 3.0%, to $67.6 million for the nine months ended September 30, 2019, compared to $69.7 million for the nine months ended September 30, 2018. This decrease was primarily due to decreases in professional fees and compensation expense.
Depreciation and amortization. Depreciation and amortization decreased by $12.1 million, or 7.6%, to $147.5 million for the nine months ended September 30, 2019, compared to $159.7 million for the nine months ended September 30, 2018, primarily due to hotel dispositions which occurred in the first and third quarters of 2018.
Impairment of long-lived assets. During the nine months ended September 30, 2019, we recognized an impairment charge of $2.7 million related to a hotel located in New York. The impairment charge was incurred as a result of a decline in the hotel’s estimated future operating cash flows. During the nine months ended September 30, 2018, we recognized impairment charges for 21 hotels, generally located in the Midwestern U.S., which totaled $43.6 million. The majority of the charges incurred were in connection with evaluating the potential sale of certain non-core assets. The estimation and evaluation of future cash flows, which is a key factor in determining the amount and/or timing of impairment charges, in particular the holding period for real estate assets and asset composition and/or concentration within real estate portfolios, relies on judgments and assumptions regarding holding period, current and future operating and economic performance and current and future market conditions. It is possible that such judgments and/or estimates will change; if this occurs, we may recognize additional impairment charges reflecting either changes in estimate, circumstance or the estimated market value of our assets.
Other expenses from franchised and managed properties. For the nine months ended September 30, 2019, we incurred other expenses from franchised and managed properties of $14.3 million and for the nine months ended September 30, 2018, we incurred other expenses from franchised and managed properties of $8.8 million. We generally expect the cost to provide certain shared system-wide platforms to franchisees to be recovered through system services fees. System services fees are included in other revenues from franchised and managed properties.
Gain on sale of hotel properties. No hotels were sold during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, we recognized a $41.6 million gain related to the sale of 58 hotels.
Other income. No material other income was recognized during the nine months ended September 30, 2019. Other income for the nine months ended September 30, 2018 was $0.5 million, which primarily related to a business interruption insurance reimbursement.
Other non-operating (income) expense. During the nine months ended September 30, 2019 and 2018, we recognized a foreign currency transaction gain of $0.2 million and loss of less than $0.1 million, respectively, related to a residual Canadian dollar-denominated deposit resulting from the 2017 sale of our Canadian hotels.
Interest expense, net. During the nine months ended September 30, 2019, we incurred debt extinguishment and modification costs of $6.7 million, consisting of the write-off of unamortized deferred financing costs and debt discount of $5.6 million and other costs of $1.1 million, which related to the $500.0 million repayment of outstanding borrowings under the ESH REIT Term Facility and the modification of the ESH REIT Credit Facilities. During the nine months ended September 30, 2018, we incurred debt modification costs of $1.6 million related to repricing the ESH REIT Term Facility. Excluding debt extinguishment and modification costs, net interest expense decreased $4.3 million, or 4.6%, to $89.2 million for the nine months ended September 30, 2019, compared to $93.5 million for the nine months ended September 30, 2018, due to an increase in interest income earned on money market investments. The Company’s weighted-average interest rate was 4.7% as of September 30, 2019 and 2018. The Company’s total debt outstanding increased to $2.6 billion, net of unamortized deferred financing costs and debt discounts, as of September 30, 2019 compared to $2.5 billion, net of unamortized deferred financing costs and debt discounts, as of September 30, 2018 as a result of the issuance of $750.0 million of 2027 Notes.
Income tax expense. Our effective income tax rate decreased to 16.5% for the nine months ended September 30, 2019, compared to 17.0% for the nine months ended September 30, 2018. The Company’s effective rate differs from the current federal statutory rate of 21% primarily due to ESH REIT’s status as a REIT under the provisions of the Code. The decrease in the effective income tax rate for the nine months ended September 30, 2019 was due to a slight decrease in dividend income and other factors with respect to the Corporation’s ownership in ESH REIT.
Net income attributable to noncontrolling interests. Third-party equity interests in the Company consist of the outstanding shares of the Class B common stock of ESH REIT, which represented 42% and 43% of ESH REIT’s total common equity as of September 30, 2019 and 2018, respectively.

Results of Operations—ESH REIT
ESH REIT’s sole source of revenues is lease rental revenues. The initial lease term of ESH REIT’s lease agreements expired in October 2018. In connection with the five-year renewal of the lease agreements, amended and restated leases were executed effective November 1, 2018. At such time, minimum and percentage rents were adjusted to reflect then-current market terms. Hotel operating expenses reflect only those hotel operating expenses incurred directly related to hotel ownership. Administrative service costs reimbursed to the Corporation are included as a component of general and administrative expenses.
As of September 30, 2019, ESH REIT owned and leased 554 hotels, consisting of approximately 61,500 rooms. As of September 30, 2018, ESH REIT owned and leased 567 hotels, consisting of approximately 62,700 rooms.
Comparison of Three Months Ended September 30, 2019 and September 30, 2018
The following table presents ESH REIT’s results of operations for the three months ended September 30, 2019 and 2018, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended September 30,
	2019	2018	Change ($)	Change (%)
Revenues- Rental revenues from Extended Stay America, Inc.	$139,455	$142,977	$(3,522)	(2.5)%
Operating expenses:
Hotel operating expenses	21,577	22,621	(1,044)	(4.6)%
General and administrative expenses	3,477	3,393	84	2.5%
Depreciation and amortization	48,885	51,748	(2,863)	(5.5)%
Total operating expenses	73,939	77,762	(3,823)	(4.9)%
Loss on sale of hotel properties	—	(25,657)	25,657	(100.0)%
Other income	—	20	(20)	(100.0)%
Income from operations	65,516	39,578	25,938	65.5%
Other non-operating expense (income)	79	(216)	295	136.6%
Interest expense, net	36,882	30,931	5,951	19.2%
Income before income tax expense	28,555	8,863	19,692	222.2%
Income tax expense	88	42	46	109.5%
Net income	$28,467	$8,821	$19,646	222.7%
Rental revenues from Extended Stay America, Inc. Rental revenues decreased by $3.5 million, or 2.5%, to $139.5 million for the three months ended September 30, 2019, compared to $143.0 million for the three months ended September 30, 2018. The decrease in rental revenues was due to the sale of 32 hotels in September 2018 and a decrease in revenues of the leased Comparable Hotels, partially offset by the renewal of the lease agreements between ESH REIT and the Operating Lessees in November 2018, which reset the straight-line impact of future fixed minimum rent increases. Percentage rental revenues were $21.5 million and $31.4 million during the three months ended September 30, 2019 and 2018, respectively.
Hotel operating expenses. Hotel operating expenses decreased by $1.0 million, or 4.6%, to $21.6 million for the three months ended September 30, 2019, compared to $22.6 million for the three months ended September 30, 2018. This decrease was primarily due to the 32 hotel dispositions which occurred during September 2018.
General and administrative expenses. General and administrative expenses increased by $0.1 million, or 2.5%, to $3.5 million for the three months ended September 30, 2019, compared to $3.4 million for the three months ended September 30, 2018.
Depreciation and amortization. Depreciation and amortization decreased by $2.9 million, or 5.5%, to $48.9 million for the three months ended September 30, 2019, compared to $51.7 million for the three months ended September 30, 2018, primarily due to the 32 hotel dispositions which occurred during September 2018.

Loss on sale of hotel properties. No hotels were sold during the three months ended September 30, 2019. During the three months ended September 30, 2018, ESH REIT recognized a loss on sale of hotel properties of $25.7 million related to the sale of 32 hotel properties.
Other income. No material other income was recognized during the three months ended September 30, 2019 and 2018.
Other non-operating expense (income). During the three months ended September 30, 2019 and 2018, ESH REIT recognized a foreign currency transaction loss of $0.1 million and gain of $0.2 million, respectively, related to a residual Canadian dollar-denominated deposit resulting from the 2017 sale of its Canadian hotels.
Interest expense, net. During the three months ended September 30, 2019, ESH REIT incurred debt extinguishment and modification costs of $6.7 million, consisting of the write-off of unamortized deferred financing costs and debt discount of $5.6 million and other costs of $1.1 million, which related to the $500.0 million repayment of outstanding borrowings under the ESH REIT Term Facility and the modification of the ESH REIT Credit Facilities. Excluding debt extinguishment and modification costs, net interest expense decreased $0.7 million, or 2.3%, to $30.2 million, for the three months ended September 30, 2019, compared to $30.9 million for the three months ended September 30, 2018, due to an increase in interest income earned on money market investments. ESH REIT’s weighted-average interest rate was 4.7% and 4.6% as of September 30, 2019 and 2018, respectively. ESH REIT’s total debt outstanding increased to $2.6 billion, net of unamortized deferred financing costs and debt discounts, as of September 30, 2019 compared to $2.5 billion, net of unamortized deferred financing costs and debt discounts, as of September 30, 2018 as a result of the issuance of $750.0 million of 2027 Notes.
Income tax expense. ESH REIT’s effective income tax rate decreased to 0.3% for the three months ended September 30, 2019 compared to 0.5% for the three months ended September 30, 2018. ESH REIT’s effective rate differs from the federal statutory rate of 21% primarily due to ESH REIT’s status as a REIT under the provisions of the Code.
Comparison of Nine Months Ended September 30, 2019 and September 30, 2018
The following table presents ESH REIT’s results of operations for the nine months ended September 30, 2019 and 2018, including the amount and percentage change in these results between the periods (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change ($)	Change (%)
Revenues- Rental revenues from Extended Stay America, Inc.	$375,562	$367,840	$7,722	2.1%
Operating expenses:
Hotel operating expenses	64,822	64,677	145	0.2%
General and administrative expenses	11,002	11,705	(703)	(6.0)%
Depreciation and amortization	144,884	158,566	(13,682)	(8.6)%
Total operating expenses	220,708	234,948	(14,240)	(6.1)%
Gain on sale of hotel properties	—	9,753	(9,753)	(100.0)%
Other income	15	499	(484)	(97.0)%
Income from operations	154,869	143,144	11,725	8.2%
Other non-operating (income) expense	(194)	50	(244)	488.0%
Interest expense, net	97,083	94,710	2,373	2.5%
Income before income tax expense	57,980	48,384	9,596	19.8%
Income tax expense	98	792	(694)	(87.6)%
Net income	$57,882	$47,592	$10,290	21.6%
Rental revenues from Extended Stay America, Inc. Rental revenues increased by $7.7 million, or 2.1%, to $375.6 million for the nine months ended September 30, 2019, compared to $367.8 million for the nine months ended September 30, 2018. The increase in rental revenues was due to the renewal of the lease agreements between ESH REIT and the Operating Lessees in November 2018, which reset the straight-line impact of fixed minimum rent increases, partially offset by a decrease in percentage rental revenues resulting from the sale of 58 hotels in 2018 and a decrease in revenues of the leased Comparable

Hotels. Percentage rental revenues were $21.5 million and $31.8 million during the nine months ended September 30, 2019 and 2018, respectively.
Hotel operating expenses. Hotel operating expenses increased by $0.1 million, or 0.2%, to $64.8 million for the nine months ended September 30, 2019, compared to $64.7 million for the nine months ended September 30, 2018. This increase was due to an increase in loss on disposal of assets of $2.4 million, mostly offset by a decrease in expenses related to sold hotels.
General and administrative expenses. General and administrative expenses decreased by $0.7 million, or 6.0%, to $11.0 million for the nine months ended September 30, 2019, compared to $11.7 million for the nine months ended September 30, 2018. This decrease was primarily due to decreases in professional fees and costs paid to the Corporation for administrative services performed on ESH REIT’s behalf.
Depreciation and amortization. Depreciation and amortization decreased by $13.7 million, or 8.6%, to $144.9 million for the nine months ended September 30, 2019, compared to $158.6 million for the nine months ended September 30, 2018, primarily due to the sale of 58 hotels which occurred during the first and third quarters of 2018.
Gain on sale of hotel properties. No hotels were sold during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, ESH REIT recognized a gain of $9.8 million related to the sale of 58 hotels.
Other income. No material other income was recognized during the nine months ended September 30, 2019. Other income for the nine months ended September 30, 2018 was $0.5 million, which primarily related to a business interruption insurance reimbursement.
Other non-operating (income) expense. During the nine months ended September 30, 2019 and 2018, ESH REIT recognized a foreign currency transaction gain of $0.2 million and loss of $0.1 million, respectively, related to a residual Canadian dollar-denominated deposit resulting from the 2017 sale of our Canadian hotels.
Interest expense, net. During the nine months ended September 30, 2019, ESH REIT incurred debt extinguishment and modification costs of $6.7 million, consisting of the write-off of unamortized deferred financing costs and debt discount of $5.6 million and other costs of $1.1 million, which related to the $500.0 million repayment of outstanding borrowings under the ESH REIT Term Facility and the modification of the ESH REIT Credit Facilities. During the nine months ended September 30, 2018, ESH REIT incurred debt modification costs of $1.6 million related to repricing the ESH REIT Term Facility. Excluding debt extinguishment and modification costs, net interest expense decreased $2.7 million, or 2.9%, to $90.4 million for the nine months ended September 30, 2019, compared to $93.1 million for the nine months ended September 30, 2018, due to an increase in interest income earned on money market investments. ESH REIT’s weighted-average interest rate was 4.7% and 4.6% as of September 30, 2019 and 2018, respectively. ESH REIT’s total debt outstanding increased to $2.6 billion, net of unamortized deferred financing costs and debt discounts, as of September 30, 2019, compared to $2.5 billion, net of unamortized deferred financing costs and debt discounts, as of September 30, 2018 as a result of the issuance of $750.0 million of 2027 Notes.
Income tax expense. ESH REIT’s effective income tax rate decreased to 0.2% for the nine months ended September 30, 2019, compared to 1.6% for the nine months ended September 30, 2018. ESH REIT’s effective rate differs from the federal statutory rate of 21% primarily due to ESH REIT’s status as a REIT under the provisions of the Code. The decrease in the effective income tax rate for the nine months ended September 30, 2019 was primarily due to the fact that ESH REIT filed its final Canadian income tax return during the nine months ended September 30, 2018, which resulted in $0.7 million in incremental income tax expense.
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

We define Hotel Operating Profit as net income excluding: (1) income tax expense; (2) net interest expense; (3) other non-operating expense (income); (4) other income; (5) gain on sale of hotel properties; (6) impairment of long-lived assets; (7) depreciation and amortization; (8) general and administrative expenses; (9) loss on disposal of assets; (10) franchise and management fees; and (11) other expenses from franchised and managed properties, net of other revenues. We define Hotel Operating Margin as Hotel Operating Profit divided by the sum of room and other hotel revenues. We believe that Hotel Operating Profit and Hotel Operating Margin are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single, consolidated enterprise, which is reflected in the consolidated Company results of operations; therefore, we believe these performance measures are meaningful for the consolidated Company only.
The following table provides a reconciliation of Hotel Operating Profit and Hotel Operating Margin for the Company for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$53,230	$75,692	$141,292	$172,357
Income tax expense	10,501	15,014	27,822	35,218
Interest expense, net	36,535	31,007	95,905	95,072
Other non-operating expense (income)	101	(251)	(248)	48
Other income	(3)	(39)	(31)	(501)
Gain on sale of hotel properties	—	(3,517)	—	(41,599)
Impairment of long-lived assets	2,679	—	2,679	43,600
Depreciation and amortization	49,748	52,138	147,543	159,652
General and administrative expenses	22,292	21,242	67,606	69,710
Loss on disposal of assets(1)	1,660	1,949	5,037	2,617
Franchise and management fees	(1,351)	(864)	(4,023)	(2,140)
Other expenses from franchised and managed properties, net of other revenues	499	97	1,521	343
Hotel Operating Profit	$175,891	$192,468	$485,103	$534,377

Room revenues	$320,669	$340,917	$899,329	$958,075
Other hotel revenues	6,475	5,943	17,848	16,710
Total room and other hotel revenues	$327,144	$346,860	$917,177	$974,785

Hotel Operating Margin	53.8%	55.5%	52.9%	54.8%
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

•	Gain on sale of hotel properties—We exclude the net gain on sale of hotel properties, as we believe it is not reflective of ongoing or future operating performance.

•
Other expense (income)—We exclude the effect of other expense or income that we do not consider reflective of ongoing or future operating performance, including the following: loss (gain) on disposal of assets, non-operating expense (income), including foreign currency transaction costs, and certain costs associated with acquisitions, dispositions and/or capital transactions.

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
The following table provides a reconciliation of net income to EBITDA and Adjusted EBITDA for the Company for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$53,230	$75,692	$141,292	$172,357
Interest expense, net	36,535	31,007	95,905	95,072
Income tax expense	10,501	15,014	27,822	35,218
Depreciation and amortization	49,748	52,138	147,543	159,652
EBITDA	150,014	173,851	412,562	462,299
Equity-based compensation	1,876	1,811	6,131	5,999
Impairment of long-lived assets	2,679	—	2,679	43,600
Gain on sale of hotel properties	—	(3,517)	—	(41,599)
Other expense(1)	1,756	1,532	4,907	2,879
Adjusted EBITDA	$156,325	$173,677	$426,279	$473,178
________________________

(1)
Includes loss on disposal of assets, non-operating expense (income), including foreign currency transaction costs, and certain costs associated with acquisitions and dispositions. Loss on disposal of assets totaled $1.7 million, $1.9 million, $5.0 million and $2.6 million, respectively.

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
The Company adjusts FFO for the following items, net of tax, that are not addressed in NAREIT’s definition of FFO, and refers to this measure as Adjusted FFO:

•
Debt modification and extinguishment costs—We exclude charges related to the write-off of unamortized deferred financing costs and debt discounts, prepayment penalties and other costs associated with the modification and/or extinguishment of debt as we believe they are not reflective of our ongoing or future operating performance.

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
The following table provides a reconciliation of net income attributable to Extended Stay America, Inc. common shareholders to FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share for the Company for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per Paired Share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income per Extended Stay America, Inc. common share - diluted	$0.22	$0.38	$0.62	$0.80

Net income attributable to Extended Stay America, Inc. common shareholders	$41,071	$71,902	$116,502	$151,810
Noncontrolling interests attributable to Class B common shares of ESH REIT	12,155	3,786	24,778	20,535
Real estate depreciation and amortization	48,247	50,807	143,335	155,788
Impairment of long-lived assets	2,679	—	2,679	43,600
Gain on sale of hotel properties	—	(3,517)	—	(41,599)
Tax effect of adjustments to net income attributable to Extended Stay America, Inc. common shareholders	(8,250)	(7,897)	(23,132)	(26,502)
FFO	95,902	115,081	264,162	303,632
Debt modification and extinguishment costs	6,716	—	6,716	1,621
Tax effect of adjustments to FFO	(1,088)	—	(1,088)	(274)
Adjusted FFO	$101,530	$115,081	$269,790	$304,979
Adjusted FFO per Paired Share - diluted	$0.54	$0.61	$1.43	$1.60
Weighted Average Paired Shares outstanding - diluted	187,015	189,253	188,317	190,111
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
The following table provides a reconciliation of net income attributable to Extended Stay America, Inc. common shareholders to Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per Paired Share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income per Extended Stay America, Inc. common share - diluted	$0.22	$0.38	$0.62	$0.80

Net income attributable to Extended Stay America, Inc. common shareholders	$41,071	$71,902	$116,502	$151,810
Noncontrolling interests attributable to Class B common shares of ESH REIT	12,155	3,786	24,778	20,535
Paired Share Income	53,226	75,688	141,280	172,345
Debt modification and extinguishment costs	6,716	—	6,716	1,621
Impairment of long-lived assets	2,679	—	2,679	43,600
Gain on sale of hotel properties	—	(3,517)	—	(41,599)
Other expense(1)	1,756	1,532	4,907	2,879
Tax effect of adjustments to Paired Share Income	(1,806)	331	(2,299)	(1,088)
Adjusted Paired Share Income	$62,571	$74,034	$153,283	$177,758
Adjusted Paired Share Income per Paired Share – diluted	$0.33	$0.39	$0.81	$0.94
Weighted average Paired Shares outstanding – diluted	187,015	189,253	188,317	190,111
_________________________

(1)
Includes loss on disposal of assets, non-operating expense (income), including foreign currency transaction costs, and certain costs associated with acquisitions and dispositions. Loss on disposal of assets totaled $1.7 million, $1.9 million, $5.0 million and $2.6 million, respectively.

Liquidity and Capital Resources
Overview
On a consolidated basis, we have historically generated significant cash flow from operations and have financed our ongoing business, including execution of our strategic objectives, primarily with existing cash, cash flow generated from operations, borrowings under our revolving credit facilities, as needed, and, in certain instances, proceeds from asset dispositions. We generated cash flow from operations of $338.8 million for the nine months ended September 30, 2019.
Our current liquidity requirements consist primarily of funds necessary to pay for (i) hotel operating expenses, (ii) capital expenditures, including those capital expenditures incurred to perform hotel renovations, repurpose and/or rebuild certain hotels, construct new hotels and acquire additional hotel properties and/or other lodging companies, (iii) investments in franchise, management and other fee programs, (iv) general and administrative expenses, (v) debt service obligations, including interest expense, (vi) income taxes, (vii) Paired Share repurchases, (viii) Corporation distributions and required ESH REIT distributions and (ix) certain other growth and strategic initiatives (See “—Overview”). We expect to fund our current liquidity requirements from a combination of cash on hand, cash flow generated from operations, borrowings under our revolving credit facilities, as needed, and, in certain instances, proceeds from asset dispositions.
Long-term liquidity requirements consist of funds necessary to (i) complete future hotel renovations, (ii) repurpose and/or rebuild certain existing hotels, (iii) construct new Extended Stay America-branded hotels, (iv) acquire additional hotel properties and/or other lodging companies, (v) execute our other growth and strategic initiatives, (vi) pay distributions and (vii) refinance (including prior to or in connection with debt maturity payments) the 2025 Notes, the ESH REIT Term Facility and the 2027 Notes maturing in May 2025, September 2026 and October 2027, respectively. See Note 7 to each of the condensed consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 1 in this combined quarterly report on Form 10-Q, for additional detail related to our debt obligations.
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
The Company had unrestricted cash and cash equivalents of $489.8 million at September 30, 2019. Based upon the current level of operations, management believes that our cash flow from operations, together with our cash balances and available borrowings under our revolving credit facilities, will be adequate to meet our anticipated funding requirements and business objectives for the foreseeable future. We regularly review our capital structure and at any time may refinance or repay existing indebtedness, incur new indebtedness or purchase debt or equity securities.
Debt Obligations. In September 2019, ESH REIT entered into an amendment to the ESH REIT Credit Facilities whereby, among other things, proceeds from the issuance of the 2027 Notes (defined below) were used to repay $500.0 million of the outstanding borrowings under the ESH REIT Term Facility and the stated amount of the ESH REIT Term Facility was reduced from $1,130.0 million to $630.9 million. Additionally, the amendment reduced the interest rate applicable to the ESH REIT Revolving Credit Facility and extended the maturity of both the ESH REIT Revolving Credit Facility and the ESH REIT Term Facility through September 2024 and 2026, respectively.
In September 2019, ESH REIT issued $750.0 million of its 4.625% senior notes due in 2027 (the “2027 Notes”) under an indenture with Deutsche Bank Trust Company Americas, as trustee, at a price equal to 100% of par value in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. Proceeds received from the issuance of the 2027 Notes, net of financing costs, totaled $738.0 million, $500.0 million of which were used to repay a portion of outstanding borrowings under the ESH REIT Term Loan. The remaining proceeds, $238.0 million, are expected to be used for general corporate purposes. The 2027 Notes bear interest at a fixed rate of 4.625% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, commencing April 1, 2020, and mature on October 1, 2027.
The 2027 Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of ESH REIT’s subsidiaries that guarantee ESH REIT’s obligations under the ESH REIT Credit Facilities. The 2027 Notes are not guaranteed by the Corporation or any of its subsidiaries that lease ESH REIT’s properties or its subsidiaries that engage in franchising or management activities or own intellectual property. The 2027 Notes rank equally in right of payment with ESH REIT’s existing and future senior unsecured indebtedness, and senior in right of payment to all future subordinated indebtedness, if any. The 2027 Notes are effectively junior to any of ESH REIT’s secured indebtedness to the extent of the value of the assets securing such indebtedness.
ESH REIT may redeem the 2027 Notes at any time on or after October 1, 2022, in whole or in part, at a redemption price equal to 102.313% of the principal amount, declining annually to 100% of the principal amount from October 1, 2024 and thereafter, plus accrued and unpaid interest. Prior to October 1, 2022, ESH REIT may redeem the 2027 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a “make-whole” premium, as defined, plus accrued and unpaid interest. Prior to October 1, 2022, subject to certain conditions, ESH REIT may redeem up to 35% of the aggregate principal amount of the 2027 Notes at a redemption price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest, with the net cash proceeds from certain equity offerings, provided 65% of the original amount of the principal remains outstanding after the occurrence of each such redemption. Upon a Change of Control, as defined, holders of the 2027 Notes have the right to require ESH REIT to redeem the 2027 Notes at 101% of the principal amount, plus accrued and unpaid interest.
In September 2019, the Corporation entered into an amendment to the Corporation Revolving Credit Facility which, among other things, extended the facility’s maturity through September 2026 and reduced the interest rate spread on utilized and unutilized revolver balances.
In August 2016, ESH REIT, as borrower, and the Corporation, as lender, entered into an unsecured intercompany credit facility, as may be amended and supplemented from time to time (the “Unsecured Intercompany Facility”). In September 2019, the Unsecured Intercompany Facility was amended to, among other things, extend the facility’s maturity through September 2026. Under the Unsecured Intercompany Facility, ESH REIT may borrow up to $300.0 million, plus additional amounts, in each case subject to certain conditions. As of September 30, 2019, the outstanding balance under the Unsecured Intercompany Facility was $0.
See Note 7 to each of the condensed consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., both of which are included in Item 1 in this combined quarterly report on Form 10-Q, for additional detail on our debt obligations.
Paired Share Repurchase Program. In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program. As a result of several increases in authorized amounts and program extensions, including a $150 million increase to the authorized amount and a program extension in August 2019, as of September 30, 2019, the combined Paired Share repurchase program authorized the Corporation and ESH REIT to purchase up to $550 million in Paired Shares through December 31, 2020. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of September 30, 2019, the Corporation and ESH REIT repurchased and retired their respective portion of 21.3 million Paired Shares for a total of $345.1 million, including transaction fees. As of October 31, 2019, $180.8 million remained under the combined Paired Share repurchase program.
Distributions. On November 6, 2019, the Board of Directors of ESH REIT declared a cash distribution of $0.11 per Class A and Class B common share for the third quarter of 2019. Additionally, the Board of Directors of the Corporation declared a cash distribution of $0.12 per common share for the third quarter of 2019. These distributions, which total $0.23 per Paired Share, will be payable on December 4, 2019 to shareholders of record as of November 20, 2019.
The following table outlines distributions declared or paid to date in 2019:

Declaration Date	Record Date	Date Paid/Payable	ESH REIT Distribution	Corporation Distribution	Total Distribution
2/27/2019	3/14/2019	3/28/2019	$0.15	$0.07	$0.22
5/1/2019	5/16/2019	5/30/2019	$0.14	$0.09	$0.23
8/6/2019	9/4/2019	8/21/2019	$0.15	$0.08	$0.23
11/6/2019	11/20/2019	12/4/2019	$0.11	$0.12	$0.23
			$0.55	$0.36	$0.91
The Corporation
The Corporation’s primary source of liquidity is distribution income it receives in respect of its ownership of 100% of the Class A common stock of ESH REIT, which as of September 30, 2019, represents 58% of the outstanding common stock of ESH REIT. Other sources of liquidity include income from the operations of the Operating Lessees, ESA Management, ESH Strategies and ESH Strategies Franchise.

The Corporation’s current liquidity requirements consist primarily of funds necessary to pay for or fund (i) hotel operating expenses, (ii) general and administrative expenses, (iii) any debt service obligations, including interest expense on its outstanding mandatorily redeemable voting preferred stock, (iv) income taxes, (v) investments in its franchise, management and other fee programs, (vi) Paired Share repurchases, and (vii) Corporation distributions. The Corporation expects to fund its current liquidity requirements from a combination of cash on hand, cash flow generated from operations (including distribution income it receives in respect of its ownership of 100% of the Class A common stock of ESH REIT) and borrowings under its revolving credit facility, as needed.
The Corporation’s long-term liquidity requirements include the repayment of any outstanding amounts under its revolving credit facility and the repayment of its 8% mandatorily redeemable voting preferred stock outstanding, the total par value of which is $7.1 million, in November 2020. Holders of the mandatorily redeemable voting preferred stock have the right to require the Corporation to redeem in cash the mandatorily redeemable voting preferred stock at $1,000 per share plus any accumulated unpaid dividends. See Note 7 to the condensed consolidated financial statements of Extended Stay America, Inc., included in Item 1 of this combined quarterly report on Form 10-Q, for additional detail on the Corporation’s debt obligations.
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
From time to time, the Corporation may return additional cash to ESH REIT in order for ESH REIT to pay for or fund (i) its current and long-term liquidity requirements, (ii) capital expenditures (see “—Liquidity and Capital Resources - ESH REIT”), (iii) outstanding debt obligations or (iv) for other corporate purposes. The Corporation may transfer cash to ESH REIT through the purchase of additional shares of Class A common stock, which would increase its ownership of ESH REIT and reduce the Company’s overall tax efficiency. Additionally, the Corporation may loan funds to ESH REIT under the Unsecured Intercompany Facility or an additional intercompany facility, subject to the conditions contained in the ESH REIT Credit Facilities, the 2027 Notes, the 2025 Notes and the Unsecured Intercompany Facility. See Note 7 to each of the condensed consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., both of which are included in Item 1 in this combined quarterly report on Form 10-Q.
Based upon the current level of operations, management believes that the Corporation’s cash position, cash flow generated from operations and available borrowings under its revolving credit facility, as needed, will be adequate to meet all of the Corporation’s funding requirements and business objectives for the foreseeable future.
ESH REIT
ESH REIT’s primary source of liquidity is rental revenues derived from leases. The initial lease term of the operating leases expired in October 2018. In connection with the five-year renewal of the lease agreements, amended and restated leases were executed effective November 1, 2018. At such time, minimum and percentage rents were adjusted to reflect then-current market terms. ESH REIT’s current liquidity requirements include funds necessary to pay (i) fixed costs associated with ownership of hotel properties, (ii) debt service obligations, including interest expense and, with respect to the ESH REIT Term Facility, scheduled principal payments on outstanding borrowings, (iii) real estate tax expense, (iv) property insurance expense, (v) general and administrative expense, including administrative service costs reimbursed to the Corporation, (vi) capital expenditures, including those capital expenditures incurred to perform hotel renovations, repurpose and/or rebuild certain hotels, construct new hotels and acquire additional hotel properties and/or other lodging companies, (vii) Paired Share repurchases and (viii) the payment of distributions.
ESH REIT’s long-term liquidity requirements consist of funds necessary to (i) complete future hotel renovations, (ii) repurpose and/or rebuild certain of ESH REIT’s existing hotel properties, (iii) construct new Extended Stay America-branded owned hotels, (iv) acquire additional hotel properties and/or other lodging companies, (v) pay distributions and (vi) refinance (including prior to or in connection with debt maturity payments) the 2025 Notes, the ESH REIT Term Facility and the 2027 Notes maturing in May 2025, September 2026 and October 2027, respectively. See Note 7 to the condensed consolidated financial statements of ESH Hospitality, Inc., included in Item 1 in this combined quarterly report on Form 10-Q.
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
Due to REIT distribution requirements, ESH REIT has historically not accumulated significant amounts of cash. As a result and as discussed above, we expect that ESH REIT will need to refinance all or a portion of its outstanding debt, including the 2025 Notes, the ESH REIT Credit Facilities and the 2027 Notes, on or before maturity. See Note 7 to the condensed consolidated financial statements of ESH Hospitality, Inc., included in Item 1 in this combined quarterly report on Form 10-Q. We cannot assure you that ESH REIT will be able to refinance any of its debt on attractive terms at or before maturity, on commercially reasonable terms or at all.
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
Comparison of Nine Months Ended September 30, 2019 and September 30, 2018
We had total cash, cash equivalents and restricted cash of $503.3 million and $386.6 million at September 30, 2019 and 2018, respectively. The following table summarizes the changes in our cash, cash equivalents and restricted cash as a result of operating, investing and financing activities for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change ($)
Cash provided by (used in):
Operating activities	$338,786	$383,050	$(44,264)
Investing activities	(177,099)	131,096	(308,195)
Financing activities	38,273	(278,412)	316,685
Effects of changes in exchange rate on cash and cash equivalents	43	(67)	110
Net increase in cash, cash equivalents and restricted cash	$200,003	$235,667	$(35,664)
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled $338.8 million for the nine months ended September 30, 2019 compared to $383.1 million for the nine months ended September 30, 2018, a decrease of $44.3 million. Cash flows provided by operating activities decreased for the nine months ended September 30, 2019, primarily as a result of hotel dispositions which occurred in the first and third quarters of 2018. In addition, hotel operating cash flow decreased due to the management of short-term working capital and a decline in hotel operating performance, including a 1.2% decrease in RevPAR for hotels owned and operated for the entirety of both periods and an increase in hotel operating expenses.

Cash Flows (used in) provided by Investing Activities
Cash flows used in investing activities totaled $177.1 million for the nine months ended September 30, 2019 compared to cash flows provided by investing activities of $131.1 million for the nine months ended September 30, 2018. Cash flows used in investing activities increased due to $274.1 million in net proceeds received from hotel dispositions during the nine months ended September 30, 2018, whereas no hotel properties were sold during the nine months ended September 30, 2019. In addition, cash flows used in investing activities increased due to increased investment in property and equipment, including development in process and intangible assets, of $43.2 million for the nine months ended September 30, 2019, partially offset by a $12.7 million decrease in cash used for hotel acquisitions.
Cash Flows provided by (used in) Financing Activities
Cash flows provided by financing activities totaled $38.3 million for the nine months ended September 30, 2019 compared to cash flows used in financing activities of $278.4 million for the nine months ended September 30, 2018. Cash flows provided by financing activities increased primarily due to a $295.2 million increase in proceeds from debt issuances, net of debt repayments and deferred financing costs, as well as a $22.2 million decrease in Paired Share repurchases.
Sources and Uses of Cash – ESH REIT
The following cash flow table and comparisons are provided for ESH REIT:
Comparison of Nine Months Ended September 30, 2019 and September 30, 2018
ESH REIT had total cash and cash equivalents of $368.3 million and $251.6 million at September 30, 2019 and 2018, respectively. The following table summarizes the changes in ESH REIT’s cash and cash equivalents as a result of operating, investing and financing activities for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change ($)
Cash provided by (used in):
Operating activities	$347,963	$373,395	$(25,432)
Investing activities	(171,475)	136,321	(307,796)
Financing activities	13,312	(313,034)	326,346
Net increase in cash and cash equivalents	$189,800	$196,682	$(6,882)
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled $348.0 million for the nine months ended September 30, 2019 compared to $373.4 million for the nine months ended September 30, 2018, a decrease of $25.4 million. This decrease in cash flows from operating activities was a result of hotel dispositions which occurred during the first and third quarters of 2018, as well as a decrease in percentage rental revenues as a result of a decrease in revenues of the leased Comparable Hotels.
Cash Flows (used in) provided by Investing Activities
Cash flows used in investing activities totaled $171.5 million for the nine months ended September 30, 2019 compared to cash flows provided by investing activities of $136.3 million for the nine months ended September 30, 2018. Cash flows used in investing activities increased due to $274.1 million in net proceeds received from hotel dispositions during the nine months ended September 30, 2018, whereas no hotel properties were sold during the nine months ended September 30, 2019. In addition, cash flows used in investing activities increased due to increased investment in property and equipment, including development in process and intangible assets, of $42.8 million for the nine months ended September 30, 2019, partially offset by a $12.7 million decrease in cash used for hotel acquisitions.
Cash Flows provided by (used in) Financing Activities
Cash flows provided by financing activities totaled $13.3 million for the nine months ended September 30, 2019 compared to cash flows used in financing activities of $313.0 million for the nine months ended September 30, 2018. Cash flows provided by financing activities increased due to a $295.4 million increase in proceeds from debt issuances, net of debt repayments and deferred financing costs, an $8.1 million decrease in Paired Share repurchases and a $23.0 million decrease in Class A and Class B common share distributions.
Capital Expenditures
We maintain each of our hotels in good repair and condition and in conformity with applicable laws and regulations. The cost of all improvements and significant alterations are generally made with cash flows from operations. During the nine months ended September 30, 2019 and 2018, the Company incurred capital expenditures, including development and construction in process, of $178.0 million and $147.5 million, respectively. Capital expenditures during the nine months ended September 30, 2019 and 2018 related to land acquisitions, development and construction in process, cyclical hotel renovations, ordinary hotel capital improvements and investments in information technology. Funding requirements for future capital expenditures, including our current and any future cyclical hotel renovations, repurposing and/or rebuilding certain of our hotel properties, building new hotels we expect to own and operate and acquiring and converting existing hotels to the Extended Stay America brand, either as a franchise or on our balance sheet, will be significant and are expected to be provided primarily from cash flows generated from operations or, to the extent necessary, the Corporation or ESH REIT revolving credit facilities, including the Unsecured Intercompany Facility and, in certain instances, proceeds from asset sales.
Hotel Renovation Program
In the fourth quarter of 2018, the Company commenced its current cyclical hotel renovation program. We completed our prior cyclical hotel renovation program in the second quarter of 2017. Each hotel is generally on a seven-year renovation cycle. Over the next seven years, we expect to renovate approximately 450 owned hotels. This renovation cycle is expected to provide each hotel a renovation package ranging from $5,000 to $20,000 per room. We expect to renovate an average of 60 to 70 hotels per year over a multi-year period under the current renovation program, whereby the level of investment in each hotel will be determined by potential return based on multiple market and hotel specific variables.
As of September 30, 2019, we have substantially completed renovations at 12 hotels for $23.4 million. Also as of September 30, 2019, we are in the process of performing renovations at eight additional hotels, with total costs incurred for these and future hotel renovations (consisting primarily of advance materials purchases) of $23.1 million.
Our Indebtedness
As of September 30, 2019, the Company’s total indebtedness was $2.6 billion, net of unamortized deferred financing costs and debt discounts, including $7.1 million of Corporation mandatorily redeemable preferred stock. ESH REIT’s total indebtedness at September 30, 2019 was $2.6 billion, net of unamortized deferred financing costs and debt discounts. See Note 7 to each of the condensed consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 1 in this combined quarterly report on Form 10-Q, for additional detail related to our debt obligations.
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
The Corporation
As of September 30, 2019, the Corporation had minimal exposure to market risk from changes in interest rates because it had no variable rate debt as there were no outstanding amounts drawn on the Corporation’s revolving credit facility. The Corporation’s exposure to market risk from changes in interest rates may increase in future periods should the Corporation incur variable rate debt, including draws on the Corporation’s revolving credit facility.
ESH REIT
As of September 30, 2019, $630.9 million of ESH REIT’s outstanding debt of $2.6 billion, net of unamortized deferred financing costs and debt discounts, had a variable interest rate. ESH REIT is a counterparty to an interest rate swap at a fixed rate of 1.175%. The notional amount of the interest rate swap as of September 30, 2019 was $250.0 million, which is reduced by $50.0 million every six months until the swap matures in September 2021. The remaining $380.9 million of outstanding variable interest rate debt not subject to the interest rate swap remains subject to interest rate risk. If market rates of interest were to fluctuate by 1.0%, interest expense would increase or decrease by $3.8 million annually, assuming that the amount outstanding under ESH REIT’s unhedged variable interest rate debt remains at $380.9 million.
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
Item 4. Controls and Procedures
Controls and Procedures (Extended Stay America, Inc.)
Disclosure Controls and Procedures
As of September 30, 2019, Extended Stay America, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of Extended Stay America, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of Extended Stay America, Inc. concluded that the disclosure controls and procedures of Extended Stay America, Inc. were effective to ensure that information required to be disclosed in the reports that Extended Stay America, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of Extended Stay America, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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

Controls and Procedures (ESH Hospitality, Inc.)
Disclosure Controls and Procedures
As of September 30, 2019, ESH Hospitality, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of ESH Hospitality, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of ESH Hospitality, Inc. concluded that the disclosure controls and procedures of ESH Hospitality, Inc. were effective to ensure that information required to be disclosed in the reports that ESH Hospitality, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of ESH Hospitality, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
As of September 30, 2019, the following six purported class action lawsuits have been filed against the Company:

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
With respect to the Fair Credit Reporting Act violations alleged in the lawsuits described above, the parties reached a tentative settlement agreement in May 2019, which is subject to certain conditions, including court approval. During the nine months ended September 30, 2019, the Company recorded a payable and a corresponding insurance receivable for the amount of the tentative settlement. The expected resolution of the alleged Fair Credit Reporting Act violations in the lawsuits did not have, and is not expected to have, a material adverse impact on the Company’s condensed consolidated financial statements, results of operations or liquidity.
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
The following table sets forth all purchases made by or on behalf of the Corporation and ESH REIT or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of Paired Shares during the third quarter of 2019:

Period	Total number of Paired Shares purchased(1)	Average price paid per Paired Share(2)	Total number of Paired Shares purchased as part of publicly announced program(1) (3)	Maximum dollar value that may yet be purchased under the program(3)(4)
July 1 - July 31, 2019	—	$—	—	$112,680,640
August 1 - August 31, 2019	1,482,644	$14.13	1,482,644	$241,724,679
September 1 - September 30, 2019	2,509,999	$14.51	2,509,999	$205,309,942
Total	3,992,643	$14.37	3,992,643	$205,309,942
________________________

(1)	Represents an equal number of Corporation common shares and ESH REIT Class B common shares, which are paired together on a one-for-one basis to form Paired Shares.

(2)
In the aggregate, the Corporation and ESH REIT paid $36.6 million and $20.9 million, including transaction fees, respectively, for their respective portion of the Paired Shares that were repurchased and retired during the three months ended September 30, 2019.

(3)
In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program. As a result of several increases in authorized amounts and program extensions, including a $150 million increase to the authorized amount and a program extension in August 2019, the combined Paired Share repurchase program currently authorizes the Corporation and ESH REIT to purchase up to $550 million in Paired Shares through December 31, 2020. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans).

(4)	As of month end.
Subsequent to September 30, 2019, the Corporation and ESH REIT repurchased and retired their respective portion of 1.7 million Paired Shares for $15.6 million and $8.9 million, including transaction fees, respectively. As of October 31, 2019, $180.8 million is remaining under the Paired Share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description
4.1
Indenture, dated September 18, 2019, by and among ESH Hospitality, Inc., certain subsidiaries of ESH Hospitality, Inc. and Deutsche Bank Trust Company Americas (filed as Exhibit 4.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed September 20, 2019, and incorporated herein by reference).

4.2	Form of 4.625% Senior Notes due 2027 (included as part of Exhibit 4.1 above).
10.1
Separation Agreement between Extended Stay America, Inc. and M. Thomas Buoy, dated as of August 9, 2019 (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed August 9, 2019, and incorporated herein by reference).

10.2
Fourth Amendment to Credit Agreement, dated September 18, 2019, among ESH Hospitality Inc., certain wholly-owned subsidiaries of ESH Hospitality, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed September 20, 2019, and incorporated herein by reference).

10.3
First Amendment to Credit Agreement, dated September 18, 2019, among Extended Stay America, Inc., certain wholly-owned subsidiaries of Extended Stay America, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent (filed as Exhibit 10.2 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed September 20, 2019, and incorporated herein by reference).

10.4
First Amendment to Credit Agreement, dated September 18, 2019, among ESH Hospitality, Inc., certain wholly-owned subsidiaries of ESH Hospitality, Inc. and Extended Stay America, Inc., as the lender (filed as Exhibit 10.3 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed September 20, 2019, and incorporated herein by reference).

31.1
Certification of the Chief Executive Officer of Extended Stay America, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of the Chief Financial Officer of Extended Stay America, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3
Certification of the Chief Executive Officer of ESH Hospitality, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4
Certification of the Chief Financial Officer of ESH Hospitality, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

EXTENDED STAY AMERICA, INC.

Date: November 6, 2019	By:	/s/ Jonathan S. Halkyard
Jonathan S. Halkyard
President and Chief Executive Officer

Date: November 6, 2019	By:	/s/ Brian T. Nicholson
Brian T. Nicholson
Chief Financial Officer

ESH HOSPITALITY, INC.

Date: November 6, 2019	By:	/s/ Jonathan S. Halkyard
Jonathan S. Halkyard
President and Chief Executive Officer

Date: November 6, 2019	By:	/s/ Brian T. Nicholson
Brian T. Nicholson
Chief Financial Officer