Form 10-K
period 2019-12-31
Extended Stay America, Inc.; ESH Hospitality, Inc.
filed 2020-02-26
CIK 1581164, 1507563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-K
__________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2019
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
As of June 30, 2019, the aggregate value of the registrants’ Paired Shares held by non-affiliates was $3,158.3 million, based on the number of shares held by non-affiliates as of June 30, 2019 and the closing price of the registrants’ Paired Shares on the Nasdaq Global Select Market on June 30, 2019.
As of February 21, 2020, Extended Stay America, Inc. had 177,254,938 shares of common stock outstanding and ESH Hospitality, Inc. had 250,493,583 shares of Class A common stock and 177,254,938 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our proxy statements relating to the 2020 Annual Meetings of Shareholders are incorporated by reference into Part III of this combined annual report on Form 10-K.

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
This combined annual report on Form 10-K presents the following sections or portions of sections separately for each of the Company, on a consolidated basis, and ESH REIT, where applicable:
•Part II Item 5 – Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
•Part II Item 6 – Selected Financial Data
•Part II Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part II Item 7A – Quantitative and Qualitative Disclosures About Market Risk
•Part II Item 8 – Financial Statements and Supplementary Data
•Part II Item 9A – Controls and Procedures
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
We believe combining the annual reports on Form 10-K of the Corporation and ESH REIT into this single report results in the following benefits:
•Enhances investors’ understanding of the Corporation and ESH REIT by enabling investors, whose ownership of Paired Shares, as defined herein, gives them an ownership interest in our hotel properties through ESH REIT and in the operation, management, development and franchising of hotels and other aspects of our business through the Corporation, to view the business as a whole;
•Eliminates duplicative and potentially confusing disclosure and provides a more streamlined presentation, since a substantial amount of our disclosure applies to both registrants; and
•Creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

CERTAIN DEFINED TERMS
The following defined terms relate to our corporate structure and lodging industry operating metrics. Unless otherwise indicated or the context requires:
•ADR or average daily rate means hotel room revenues divided by total number of rooms sold in a given period.
•Company means the Corporation, ESH REIT and their subsidiaries considered as a single enterprise.
•Comparable Hotels means, when used in connection with describing our results of operations, the 552 Extended Stay America-branded hotels owned and operated by the Company during the full years ended December 31, 2019, 2018 and 2017, which exclude hotels sold or acquired during the comparable periods.
•Corporation means Extended Stay America, Inc., a Delaware corporation, and its subsidiaries (excluding ESH REIT and its subsidiaries), which include the Operating Lessees (as defined below), ESH Strategies (as defined below) and ESA Management (as defined below). The Corporation controls ESH REIT through its ownership of ESH REIT’s Class A common stock, which currently represents 58% of the outstanding common stock of ESH REIT.
•ESA Management means ESA Management LLC, a Delaware limited liability company and wholly-owned subsidiary of the Corporation, and its subsidiaries, which manage Extended Stay America-branded hotel properties on behalf of the Operating Lessees and third parties.
•ESH REIT means ESH Hospitality, Inc., a Delaware corporation that has elected to be taxed as a real estate investment trust (“REIT”), and its subsidiaries. ESH REIT is a majority-owned subsidiary of the Corporation, which leases all of its hotel properties to the Operating Lessees.
•ESH Strategies means ESH Hospitality Strategies LLC, a Delaware limited liability company and wholly-owned subsidiary of the Corporation, and one of its subsidiaries, ESH Strategies Branding LLC, a Delaware limited liability company, which owns the intellectual property related to our businesses and licenses it to the Operating Lessees and ESH Strategies Franchise (as defined below).
•ESH Strategies Franchise means ESH Strategies Franchise LLC, a Delaware limited liability company and wholly-owned subsidiary of ESH Strategies, that licenses the Extended Stay America brand name from ESH Strategies and in-turn relicenses it to third-party franchisees.
•Extended stay market means the market of hotels with a fully equipped kitchenette in each guest room, which accept reservations and do not require a lease, as defined by The Highland Group.
•Mid-price extended stay segment means the segment of the extended stay market that generally operates at a daily rate between $55 and $105.
•Occupancy or occupancy rate means the total number of rooms sold in a given period divided by the total number of rooms available during that period.
•Operating Lessees means the wholly-owned subsidiaries of the Corporation that each lease a group of hotels from subsidiaries of ESH REIT and operate the Company-owned hotels.
•Paired Share means one share of common stock, par value $0.01 per share, of the Corporation together with one share of Class B common stock, par value $0.01 per share, of ESH REIT, which are attached and trade as a single unit.
•RevPAR or Revenue per Available Room means the product of average daily room rate charged and the average daily occupancy achieved for a hotel or group of hotels in a given period. RevPAR does not include ancillary revenues, such as food and beverage revenues, or parking, pet, WiFi upgrade, telephone or other guest service revenues.
•RevPar Index is stated as a percentage and calculated by comparing RevPAR for owned hotels or system-wide hotels (as defined below) to the aggregate RevPAR of a group of competing hotels generally in the same market. RevPAR Index is based on a weighted average of individual property results. We subscribe to STR, Inc. ("STR"), an independent third-party service, which collects and compiles the data we use to calculate RevPAR Index. We select the competing hotels included in the RevPAR Index calculation subject to STR's guidelines. STR does not endorse the Company, or any other company, and STR data should not be viewed as investment advice or as recommendation to take a particular course of action.
•System-wide hotels means all hotels that are operated under the Extended Stay America brand that are owned, franchised and/or managed by the Company. As of December 31, 2019, there were 630 system-wide hotels.
•Third-party intermediaries are unaffiliated distribution channels that sell hotel inventory, including ours, for a fee on the internet. Third-party intermediaries currently include Expedia.com and Booking.com (and their respective affiliated brands and distribution channels, such as Priceline, Hotwire, Kayak and Trivago) and may in the future include search engines such as Google and alternative lodging suppliers such as Airbnb and HomeAway.

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

PART I
Item 1.  Business
Our Company
We are the largest integrated owner/operator of company-branded hotels in North America. Our business operates in the extended-stay segment of the lodging industry, and we have the following reportable operating segments:
•Owned hotels—Earnings are derived from the operation of Company-owned hotel properties and include room and other hotel revenues that accounted for 98.2% of total revenues for the year ended December 31, 2019.
•Franchise and management—Earnings are derived from fees under various franchise and management agreements with third parties and accounted for 1.8% of total revenues for the year ended December 31, 2019. These contracts provide us the ability to earn compensation for licensing the Extended Stay America brand name, providing access to shared system-wide platforms and/or management services.

As of December 31, 2019, we owned and operated 557 hotel properties in 40 U.S. states, consisting of approximately 61,900 rooms, and franchised or managed 73 hotel properties for third parties, consisting of approximately 7,500 rooms. All 630 system-wide hotels operate under the Extended Stay America brand, which serves the mid-price extended stay segment and accounts for approximately 42% of the segment by number of rooms in the United States.
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
For the year ended December 31, 2019, we had total revenues of $1,218.2 million, net income of $165.1 million and Adjusted EBITDA of $535.0 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.
During the year ended December 31, 2019, 37.7%, 20.7% and 41.6% of our owned hotel room revenues were derived from guests with stays from 1-6 nights, from 7-29 nights, and for 30 or more nights, respectively. During the year ended December 31, 2019, 24.5% of our owned hotel room revenues were derived from property-direct reservations, 26.7% were derived from our central call center, 19.2% were derived from our own proprietary website, 26.2% were derived from third party intermediaries and 3.4% were derived from travel agencies using global distribution systems.
During the year ended December 31, 2019, 52.8% of our franchise and management fees and related revenues were derived from franchising activities and 47.2% were derived from management activities. Franchisees typically pay an initial application fee, along with monthly royalty and system services fees for the licensing of our brand and the use of our shared system-wide platforms, such as marketing, technology infrastructure, central reservations, national sales and revenue management systems. The standard term for our franchise agreements is generally 20 years.

We seek to drive our competitive advantage by targeting our product offering to an underserved market segment and by driving economies of scale through our national distribution and concentration of multiple hotels in individual markets. We focus on continually improving our product and service, improving marketing efforts and driving ADR. In addition to owning and operating hotels, we have increased, and plan to continue to increase, our distribution through the ongoing development of our fee-based income stream pursuant to which we franchise our brand to third parties and, in certain instances, manage hotels on behalf of our franchisees. We also seek to increase our efficiency and the overall quality of our real estate portfolio by selling non-strategic hotels over time, in some cases franchising our brand to, or managing sold hotels for, the buyers. Our current and future plans include some or all of the following:

•continuing to invest capital in our hotels, both on an ongoing basis and through future cyclical hotel renovation programs, where justified by anticipated returns on investment;
•building new Extended Stay America hotel properties which we expect to own and operate;
•selling non-strategic hotels to buyers who may franchise the Extended Stay America brand from us and for whom we may perform certain other services;
•converting existing hotels to the Extended Stay America brand, either as franchises or on our own balance sheet;

•franchising the Extended Stay America brand to newly-constructed hotel properties built and owned by third parties for whom we may perform management or other services;
•acquiring additional hotel properties; and
•repurposing and/or rebuilding certain of our hotel properties.
Our History
We were founded in 1995 as a developer, owner and operator of extended stay hotels. Following a period focused on new development, we became a consolidator of hotel properties by selectively acquiring extended stay companies and hotels, ultimately creating the largest mid-price extended stay company in the United States. We were acquired out of bankruptcy in October 2010. In November 2013, we restructured and reorganized our then-existing business and completed an initial public offering.
Ownership of a Paired Share gives an investor an ownership interest in our hotel properties through ESH REIT and an ownership interest in our franchising and hotel management business, including the operation of our owned hotels, as well as other aspects of our business through the Corporation. This structure permits us to enjoy some, though not all, of the benefits of a REIT (i.e., while ESH REIT is taxed as a REIT for U.S. federal income tax purposes, all distributions paid by ESH REIT to the Corporation are subject to corporate level tax, effectively eliminating approximately 58% of the tax benefit of REIT status).
We currently operate an extended stay hospitality platform with approximately 7,900 employees and are led by a management team with public company experience in hospitality, consumer retail and service businesses.
The Corporation
Extended Stay America, Inc. was incorporated in Delaware on July 8, 2013. As of December 31, 2019, the Corporation leased and operated 557 hotels, consisting of approximately 61,900 rooms, and franchised and/or managed 73 hotels for third parties, consisting of approximately 7,500 rooms. The 557 hotels, which are owned by ESH REIT, are leased to, operated and managed by wholly-owned subsidiaries of the Corporation. All hotels operate under the Extended Stay America brand. Wholly-owned subsidiaries of the Corporation own the brand and intellectual property related to our business and license them to third-party franchisees.
ESH REIT
ESH Hospitality, Inc. was formed as a limited liability company in Delaware on September 16, 2010, and was converted to a corporation on November 5, 2013. ESH REIT owns 557 hotel properties, four of which are subject to ground leases, that are leased to and operated by subsidiaries of the Corporation as described in the preceding paragraph. ESH REIT has elected, and expects to continue, to be taxed as a REIT.
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

Our Corporate Structure
The following chart summarizes our corporate structure as of December 31, 2019.
1.Management and certain members of the Boards of Directors of each of the Corporation and ESH REIT hold approximately 0.6% of the Paired Shares.
2.Obligor under the Corporation Revolving Credit Facility, as defined.
3.Shares of Class B common stock of ESH REIT, which are generally entitled to one vote per share. ESH REIT’s Class A and Class B common stock are generally entitled to the same distributions.
4.Shares of Class A common stock of ESH REIT, which are entitled to the greater of (x) one vote per share or (y) the number of votes per share that would entitle the Class A common stock to approximately 55% of the total voting power of ESH REIT. ESH REIT’s Class A and Class B common stock are generally entitled to the same distributions.
5.Obligor under the ESH REIT Credit Facilities, as defined, and the Unsecured Intercompany Facility, as defined, and issuer of the 2025 Notes, as defined, and the 2027 Notes, as defined.

Our Industry
U.S. Lodging Industry
The lodging industry is a significant part of the U.S. economy, generating over $168.2 billion of room revenues in 2019 and comprising approximately 5.3 million hotel rooms as of December 31, 2019, according to STR(1). Lodging industry performance is generally tied to both macro and micro-economic trends in the United States and, similar to other industries, experiences both positive and negative operating cycles. Following the 2008 to 2009 recession, demand in the U.S. lodging industry has experienced a ten-year growth cycle, and since 2017, demand growth and supply growth have been approximately equal. According to PricewaterhouseCoopers LLP (“PwC”)(2)(3), room supply grew 2.0% in 2019 and is expected to grow 2.2% in 2020, in-line with historical rates of annual supply growth. RevPAR has grown in the U.S. lodging industry each year starting in 2010. According to PwC, RevPAR for the overall U.S. lodging industry grew 0.9% in 2019, and is expected to grow 0.7% in 2020.
U.S. Extended Stay Segment
Extended stay hotels represent a growing segment within the U.S. lodging industry, with approximately 500,000 rooms for the year ended December 31, 2019, according to The Highland Group(4). The extended stay segment tends to follow the cyclicality of the overall lodging industry. Extended stay hotels are differentiated by price point into economy, mid-price and upscale segments. Our business is focused on the mid-price extended stay segment, which accounted for approximately 33% of the supply of extended stay rooms in 2019, approximately 42% of which are branded Extended Stay America.
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

(1)STR does not endorse or provide any guidance as to any proposed investment in Extended Stay America, Inc. or ESH Hospitality, Inc.
(2)PwC does not endorse or provide any guidance as to any proposed investment in Extended Stay America, Inc. or ESH Hospitality, Inc.
(3)Information is presented in the January 2020 issue of PWC's "Hospitality Directions US".
(4)The Highland Group does not endorse or provide any guidance as to any proposed investment in Extended Stay America, Inc. or ESH Hospitality, Inc.

Competition
We operate in a highly competitive industry, with sources of competition including other extended stay hotel brands, transient-oriented hotel brands that compete for both transient and extended stay guests and alternative lodging (including serviced apartments and private homes and rooms and apartments rented on the internet, also referred to as "peer-to-peer inventory sources"). In addition, we face competition for both quality acquisition opportunities and locations to build new hotels and for hotel owners and developers as potential franchisees. We also face competition from third-party intermediaries and, increasingly, from new channels of distribution, such as large companies that offer online travel services as part of their business model and search engines. See “Risk Factors—Risks Related to the Lodging Industry—We operate in a highly competitive industry.”
Employees
We employ approximately 7,900 employees. Approximately 7,500 of these employees are hotel property-level employees, comprised of approximately 3,100 full-time employees and approximately 4,400 part-time employees. None of our employees are currently represented by unions or covered by collective bargaining agreements.
Sales, Marketing and Reservations
Our sales team is focused on growing the value of our existing accounts, developing business from new customers and partnering with our operations team to drive local sales. We are organized regionally and by account, and our team focuses on the following customers with extended stay lodging needs: major Fortune 500 companies; small and medium sized businesses; travel agencies; relocation and staffing consultants; and medical, technology, government and educational organizations. Approximately 40.0% of our total revenues in 2019 were derived from accounts managed by this team.
We seek to maximize revenue in each hotel through our revenue management team. This team is responsible for determining prices and managing the availability of room inventory to different channels and customer segments. Our automated revenue management system allows us to automatically price against demand.
Our marketing strategy is focused on growing awareness of the Extended Stay America brand and demand for our hotels through a combination of media channels, including social media, email marketing and public relations. We also put a significant emphasis on digital marketing, buying search engine placement, internet display advertising and other media to drive traffic to our website, mobile app and call center. We maintain a customer database and use it for targeted marketing activity. Our customer loyalty program, called Extended Perks, had more than 3.2 million members as of December 31, 2019. The program is built around the idea of “instant rewards – no points required,” with members receiving discount offers on our rooms, as well as discounts from our merchandise and service partners. We believe this program has helped, and will continue to help, us generate repeat business and market directly to more of our customers.
We use a central reservation system to provide access to our hotel inventory through a wide variety of channels, including property-direct, our central call center, our desktop and mobile websites, travel agency global distribution systems and third-party intermediaries. We outsource our central reservation system and call center. During the year ended December 31, 2019, 24.5% of our owned hotel room revenues were derived from property-direct reservations, 26.7% were derived from our central call center, 19.2% were derived from our own proprietary website, 26.2% were derived from third party intermediaries and 3.4% were derived from travel agencies using global distribution systems. We believe we have an opportunity to increase the power and reach of our distribution network through enhanced partnerships with additional agency, merchant and wholesale partners.
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
In addition, our hotels (including our real property, operations and equipment) are subject to various federal, state and local environmental, health and safety regulatory requirements that address a wide variety of issues, including, but not limited to, the use, management and disposal of hazardous substances and wastes, air emissions, discharges of waste materials (such as refuge or sewage), the registration, maintenance and operation of our boilers and storage tanks, asbestos and lead-based paint. Some of our hotels also routinely handle and use hazardous or regulated substances and wastes as part of their operations, which are subject to regulation (i.e., swimming pool chemicals or biological waste). Our hotels incur costs to comply with these environmental, health and safety laws and regulations, and if these regulatory requirements are not met or become more stringent in the future, or unforeseen events result in the discharge of dangerous or toxic substances at our hotel properties, we could be subject to materially increased costs of compliance, fines and penalties for non-compliance, and material liability from third parties for harm to the environment, damage to real property or personal injury and death. We are aware of no past or present environmental liability for non-compliance with environmental, health and safety laws and regulations that we believe would have a material adverse effect on our business, assets or results of operations.
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
Insurance
We currently have the types and amounts of insurance coverage that we consider appropriate for a company in our business. We maintain insurance coverage for general liability, business interruption, terrorism and other risks with respect to our business for all of our owned hotels, and we maintain workers' compensation coverage for all of our employees. While we believe that our insurance coverage is adequate, our business, results of operations and financial condition could be materially adversely affected if we were held liable for amounts exceeding the limits of our insurance coverage or for claims outside the scope of our insurance coverage.
Available Information
Our website address is www.esa.com. Our combined annual reports on Form 10-K, combined quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through our website under “Investor Relations” or at www.aboutstay.com as soon as reasonably practicable after the electronic filing of these reports is made with the SEC. The information contained on, or that can be accessed through, our website is expressly not incorporated by reference in this combined annual report on Form 10-K.

Item 1A. Risk Factors
You should carefully consider the following risks as well as the other information included in this combined annual report on Form 10-K in the evaluation of our Company and business. Any of the following risks could materially and adversely affect our business, financial condition or results of operations, including our ability to pay distributions to our shareholders. It is not possible to predict or identify all such factors. As such, you should not consider any such list to be a complete statement of all potential risks and uncertainties.
Risks Related to the Lodging Industry
We operate in a highly competitive industry.

Competition for hotel guests—The lodging industry is highly competitive. We currently compete with traditional hotels and lodging facilities (including limited service hotels), other purpose-built extended stay hotels (including those owned and operated by major hospitality chains with well-established, recognized brands and loyalty programs and individually-owned extended stay hotels), alternative lodging (including serviced apartments and private homes, rooms and apartments rented on the internet, also referred to as “peer-to-peer inventory sources”) and other franchisors in the lodging industry. Many of the major hospitality chains own multiple brands that provide them substantial economies of scale. We expect that competition within the mid-price segment of the extended stay lodging market and the chain-scale segment of the overall lodging industry will continue as we face increased competition due to the ease of access to search engines and third-party intermediaries, particularly as those intermediaries continue to consolidate, and the growing acceptance of alternative lodging sources, particularly peer-to-peer inventory sources. We compete based on a number of factors, including room rates, quality of accommodations, service levels, convenience of location, reputation, loyalty programs, reservation systems, brand recognition, supply and availability of alternative lodging and ability to reach potential guests through multiple distribution channels. See “Business—Competition.” If we are unable to compete successfully, our revenues or profits may decline.
To maintain our rates, we may face pressure to offer increased services and amenities at our hotel properties comparable to those offered at traditional hotels, which could increase our operating costs and reduce our profitability. We do not expect to increase our rates to match all of our competitors, and a number of our competitors have a significant number of members in well-established guest loyalty programs which may enable them to attract more customers and more effectively retain such customers. Our competitors may also have greater financial and marketing resources than we do, which could allow them to reduce their rates, offer greater convenience, services or amenities, build new hotels in direct competition with our existing hotels, improve their properties, achieve certain economies of scale, replace older properties with new ones at a faster pace than we can, invest in more sophisticated technology and expand and improve their marketing efforts, all of which could have a material adverse effect on our business, financial condition and results of operations.
Competition for franchise contracts—We compete with other lodging brands and products for potential franchisees. Franchisees choose franchise systems based on a variety of reasons, including potential returns on investment, brand name recognition and reputation, brand standard requirements, franchisors’ ability and willingness to invest capital, fees and other contract terms, availability of suitable hotels in certain geographic areas, sales support, marketing support, reservations systems, information technology systems, operational support, purchasing programs and other support systems. Some of our competitors have both size and scale advantages that enable them to spread the fixed costs of these systems over many properties and brands. To the extent that our investments to support a competitive franchise platform are not offset by other advantages of our franchise offering, our franchise operations could be negatively affected, which could have a material adverse effect on our ability to execute on our business strategies and on our business, financial condition and results of operations. See “—Risks Related to Our Business—Some of our business strategies depend upon skills and capabilities that we have not previously demonstrated.” Our ability to compete effectively for new franchise agreements could be reduced if our franchised hotels perform less successfully than those of our competitors, if we are unable to offer terms as favorable as those offered by our competitors or if new brands are launched.
The lodging industry, including the extended stay segment, is cyclical and a worsening of general economic conditions or low levels of economic growth could materially adversely affect our business, financial condition or results of operations, including our ability to pay distributions to our shareholders.
The performance of the lodging industry, including the extended stay segment, is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Declines in corporate budgets and spending and consumer demand, including due to adverse general economic conditions, concerns over a potential recession, governmental conditions, risks affecting or reducing travel patterns, lower consumer confidence, increases in unemployment or adverse political conditions, may have a material adverse effect on the revenues and profitability of our hotels, including the amount of franchise and management fee revenues we are able to generate from our franchised and managed properties.
Changes in consumer demand and general business cycles can subject, and have subjected, our revenues to significant volatility. The majority of our expenses are relatively fixed. These fixed expenses include labor costs, interest, real estate taxes and insurance premiums, all of which may increase at a greater rate than our revenues. The expenses of owning and operating hotels are not significantly reduced when circumstances such as market and economic factors and competition cause a reduction in revenues. Where cost-cutting efforts and capital expenditure reductions are insufficient to offset declines in revenues, we could experience a material decline in operating margins, reduced operating cash flows or losses. If we are unable to decrease our expenses significantly or rapidly when demand for our hotels decreases, the decline in our revenues could have a material adverse effect on our net operating cash flows and profitability. This effect can be especially pronounced during periods of economic contraction or slow economic growth. Economic downturns generally affect the results derived from owned hotel properties more significantly than those derived from franchised and/or managed properties given the greater exposure owners have to the properties’ performance. Our proportion of owned hotel properties, compared to the number of properties we franchise and/or manage for third parties, is larger than many of our competitors and, as a result, an economic downturn could have a greater adverse effect on our results of operations.
In addition to general economic conditions, new hotel room supply is an important factor that can affect the lodging industry’s performance and overbuilding has the potential to further exacerbate the negative effect of an economic downturn or precipitate a cycle turn. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. A decline in hotel room demand, or a continued growth in hotel room supply, could result in revenues that are substantially below expectations or result in losses, which could have a material adverse effect on our business, financial condition or results of operations, including our ability to pay distributions to our shareholders. See “Business—Our Industry” for a description of increases in hotel room supply.
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
Uncertainty regarding the future rate, pace and duration of economic growth makes it difficult to predict future profitability levels. The current ten-year growth cycle is historically long for the lodging industry. A slowing of the current economy or new economic weakness could adversely affect demand and our ability to execute on our strategies and could materially adversely affect operating revenues and our overall profitability.
We are subject to operating risks common to the lodging industry.
Changes and volatility in general and local economic, political and market conditions and other factors beyond our control, as well as the business, financial, operating and other risks common to the lodging industry and inherent to the ownership, management and franchising of hotels, could materially adversely affect demand for lodging products and services. This includes demand for rooms at hotel properties that we currently own, operate and/or franchise and potentially develop, construct, acquire or franchise in the future. These factors include:
•changes in the relative mix of extended stay brands in various industry price categories;
•over-building of hotels;
•changes in the desirability of particular geographic locations, lodging preferences and travel patterns of customers, including corporate customers;
•new sources of potentially competitive supply, such as private homes, rooms or apartments rented on the internet;
•increases in customer price sensitivity, making it more difficult to achieve planned ADR increases;
•dependence on corporate and commercial travelers, which may decrease in frequency due to alternatives to in-person meetings, such as virtual meetings hosted online or over private teleconference networks, and on tourism;
•decreased demand for longer-term lodging or lodging facilities;
•decreased corporate budgets and spending and cancellations, deferrals or renegotiations of group business;

•changes in guest expectations regarding amenities at our hotels that require additional capital to meet;
•high levels of unemployment and depressed housing prices;
•ability to accept customer payments through credit card transactions;
•increases in real property tax rates;
•increases in insurance premiums or narrowed coverage or capacity;
•increases in utilities or other goods and services costs due to inflation and other factors that may not be offset by increased room rates;
•increases in labor costs, including as a result of increases to federal and state minimum wage levels, changes to overtime eligibility, unionization of the labor force and increasing health insurance expense;
•increases in the cost, or the lack of availability, of capital to operate, maintain and renovate our existing hotel properties or to develop, construct or acquire new hotel properties;
•shortages of labor;
•increases in land, construction and material costs;
•ability to maintain relationships with, and the quality of services provided by, third-party intermediaries, developers and franchisees;
•changes in taxes and governmental regulations that influence or set prices and interest rates or construction and maintenance procedures and costs;
•the costs and administrative burdens associated with compliance with applicable laws and regulations;
•security breaches or cyber-attacks, including those that target customer payment systems and customer data;
•scope of future renovation or development projects;
•delays in or cancellations of planned or future renovation or development projects;
•availability and cost of capital necessary for us and third-party owners to fund investments, capital expenditures and debt service obligations; and
•events beyond our control that may disproportionately affect the travel industry, such as acts of war, armed hostilities, terrorist attacks, travel-related health concerns (including the COVID-19 virus), transportation and fuel prices, government shutdowns, interruptions in transportation systems, travel-related accidents, fires, natural and man-made disasters and severe weather events.
These factors, and any resulting negative publicity, can adversely affect, and from time to time have materially adversely affected, individual hotel properties, particular regions or our business as a whole. How we manage any one or more of these factors or any crisis could limit or reduce demand, the rates we are able to charge for rooms or services and the amount of our franchise and management fees, which could materially adversely affect our operating results and future growth, including our ability to pay distributions to our shareholders. These factors may be exacerbated by the relatively illiquid nature of our real estate holdings, which limits our ability to vary our portfolio in response to changes in economic and other conditions.
Our revenues are subject to seasonal fluctuations.
The lodging industry is seasonal in nature. The Company’s occupancy rates and revenues, as well as those of our third-party owners, vary from property to property, depending principally upon their location and competitive mix within the specific location; however, generally occupancy rates and revenues are lower during the first and fourth quarters of each calendar year. Quarterly variations could materially adversely affect the Company’s near-term operating revenues and cash flows, which in-turn could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
Implementation of our business strategies could be affected by a number of factors beyond our control, such as increased competition, legal and regulatory developments, general economic conditions or increases in our operating costs. Any failure to successfully implement our business strategies could materially adversely affect our business, financial condition and results of operations. We may, in addition, decide to slow the pace of, alter or discontinue certain aspects of our business strategies at any time.
Some of our business strategies depend upon skills and capabilities that are being developed.
Several of our business strategies, including real estate construction and development and franchising and managing hotels for third-party owners, are relatively new to us. Real estate construction and development involves large deployments of capital and inherent timing and market risks while franchising and managing hotels for third-party owners involves reputational risks and the ability of us and our franchisees to meet our respective contractual obligations. Our ability to manage these risks and successfully execute these strategies will depend on our continuing ability to attract and retain qualified and experienced personnel and third party consultants, contractors and others with the necessary expertise and to develop that expertise internally over time, and we can provide no assurance that we will be able to do so. If we do not effectively and successfully execute our business strategies, or develop or acquire necessary and complementary skills and capabilities, it could have a material adverse effect on our business.
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
Real estate ownership in the lodging industry is a capital intensive business that requires significant capital expenditures. We must maintain, renovate and improve our hotel properties in order to remain competitive, maintain the value and brand standards of our hotel properties and comply with applicable laws and regulations. Maintenance, renovations and improvements to our hotel properties create an ongoing need for cash for us or our franchisees, and, to the extent they cannot be funded from cash generated by operations, funds must be borrowed or otherwise obtained. We also intend to continue to pay regular distributions to our shareholders and for ESH REIT to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs, which may constrain our ability to retain cash for future capital expenditures. Access to the capital that we need to renovate and maintain our existing hotel properties, as well as to develop, construct or acquire new hotel properties and to grow our franchise business, is critical to the continued growth of our business and our revenues. The availability of capital or the conditions under which we can obtain capital can have a significant impact on the overall level, cost and pace of future maintenance, renovations and improvement plans, as well as development, construction or acquisitions of hotel properties and therefore the ability to meaningfully grow our revenues and execute our business strategies.
As of December 31, 2019, we had total indebtedness of $2.6 billion, net of unamortized deferred financing costs and discounts of $46.7 million. Our substantial indebtedness may impair our ability to borrow additional amounts. Our ability to access additional capital could also be limited by the terms of our existing indebtedness and any future indebtedness, which restrict or will restrict our ability to incur debt under certain circumstances. In the past, reduced ongoing maintenance and/or capital investment in our hotel properties resulted in declining performance of our business.
Our ongoing operations, capital expenditures and business strategies subject us to the following risks:
•potential environmental problems, such as the need to remove or abate asbestos-containing materials;

•design defects, construction cost overruns (including labor and materials) and delays;
•difficulty obtaining zoning, occupancy and other required permits or authorizations;
•changes in laws and regulation and the related costs of compliance with new regulatory requirements;
•the possibility that revenues will be reduced temporarily while rooms are out of service due to capital improvement projects; and
•a possible shortage of available cash to fund capital improvements and the possibility that financing for these capital improvements may not be available on affordable terms or at all.
If the cost of funding maintenance, renovations or improvement plans exceeds budgeted amounts and/or the time period for renovation or development is longer than initially anticipated, our profits could be reduced. If we are forced to spend larger amounts of cash from operations than anticipated to operate, maintain or renovate existing hotel properties, then our ability to use cash for other purposes, including distributions to our shareholders or the development, construction, franchise or acquisition of hotel properties, could be limited. Similarly, if we cannot access the capital we need to fund our operations, we may need to postpone, defer or cancel planned maintenance, renovations, improvement plans or other components of our business strategy, which could impair our ability to compete effectively and harm our business, financial condition and results of operations.
We are exposed to the risks resulting from real estate ownership, which could increase our costs, reduce our profitability and limit our ability to respond to market conditions.
Our principal assets consist of real property. Our real estate ownership subjects us to additional risks not applicable to competitors that only manage or franchise hotel properties, including:
•the illiquid nature of real estate, which may limit our ability to sell one or more hotels in our portfolio promptly in response to changing financial conditions;
•real estate, insurance, zoning, tax, environmental and eminent domain laws, including the condemnation of our properties;
•fluctuations in real estate values or impairments in the value of our assets;
•the ongoing need for capital improvements and expenditures to maintain, renovate or improve hotel properties;
•the average age of hotels in our portfolio, which is approximately 20.4 years, and the potential cost and difficulty in replacing obsolete hotels with new hotels;
•the possibility that expense increases will outpace revenue increases and that in the event of an economic downturn, our high proportion of fixed expenses will make it difficult to reduce our expenses to the extent required to offset declining revenues;
•changes in laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance; and
•events beyond our control, such as acts of war, armed hostilities, terrorist attacks, travel-related health concerns, government shutdowns, interruptions in transportation systems, travel-related accidents, fires, natural and man-made disasters and severe weather events.
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

We have a significant amount of debt. As of December 31, 2019, we had total indebtedness of $2.6 billion, net of unamortized deferred financing costs and discounts of $46.7 million, and the Company had a debt-to-equity ratio of 2.3x. In the future, subject to compliance with the covenants included in our current indebtedness, we may incur significant additional indebtedness and intercompany indebtedness to finance future hotel acquisition, development, construction, renovation and improvement activities and for other corporate purposes, including capital returns to shareholders. Our substantial level of indebtedness could have a material adverse effect on our business, results of operations and financial condition because it could, among other things:
•require us to dedicate a substantial portion of our cash flows to make principal and interest payments, thereby reducing our cash flows available to fund working capital, capital expenditures and other general corporate purposes, including our ability to pay cash distributions to our shareholders;
•increase our vulnerability to general adverse economic and industry conditions and limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•limit our ability to borrow additional funds or refinance indebtedness on favorable terms or at all to expand our business or ease liquidity constraints; and
•place us at a competitive disadvantage relative to competitors that have less indebtedness or greater resources.
Certain of our variable rate indebtedness uses LIBOR as a benchmark for establishing the rate of interest and may also be hedged with LIBOR-based interest rate derivatives. LIBOR has been the subject of recent regulatory guidance and proposals for reform, and it is currently expected that LIBOR will be discontinued after 2021. While our material financing arrangements indexed to LIBOR provide procedures for determining an alternative base rate in the event that LIBOR is discontinued, there can be no assurances as to whether such alternative base rate will be more or less favorable than LIBOR. We intend to monitor developments with respect to the phasing out of LIBOR. The consequences of these developments cannot be entirely predicted, but could include an increase in cost of our unhedged variable rate indebtedness.
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
We will need to refinance all or a portion of our debt on or before maturity, which principally occurs in 2025, 2026 and 2027. We cannot assure you that we will be able to refinance any of our debt on attractive terms at or before maturity or on commercially reasonable terms or at all, particularly because of our substantial levels of debt and because of restrictions on debt prepayment and additional debt incurrence contained in the agreements governing our existing debt. Our future results of operations and our ability to service, extend or refinance our existing indebtedness are subject to distributions from our subsidiaries to us, future economic conditions and to financial, business and other factors, many of which are beyond our control.
Our indebtedness includes certain restrictive covenants and our failure to comply with any of these could put us in default, which would have an adverse effect on our business, including our current and future prospects. These covenants may restrict, among other activities, our ability to:
•sell assets or merge, consolidate or transfer all or substantially all of our assets;
•incur additional debt;
•incur certain liens;
•enter into, terminate or modify leases and/or management agreements for our owned hotel properties;
•make certain investments and other restricted payments;
•pay distributions on or repurchase our capital stock; and
•enter into certain transactions with affiliates.
Under both the Corporation Revolving Credit Facility and the ESH REIT Revolving Credit Facility (each as defined herein), the occurrence of a Default or an Event of Default (each as defined) would require the Corporation or ESH REIT, as the case may be, to prepay advances existing under its revolving credit facility and cash collateralize any outstanding letters of credit. During a Default or an Event of Default, the Corporation or ESH REIT, as the case may be, would be restricted from making certain cash distributions. For a more detailed description of the financial and other covenants imposed by the agreements governing our indebtedness, see Note 7 to each of the consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K.
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
Our brand and our reputation are among our most important assets. We operate and franchise all of our hotels under the Extended Stay America brand. Our ability to attract and retain guests and franchisees depends, in part, upon the external perceptions of Extended Stay America, the quality of our hotels and services and our corporate and management integrity. Negative reviews of our hotels or our franchisees’ hotels, an incident involving the potential safety or security of our guests or employees, cyber-attacks or security breaches, crime, hotel property-level notoriety, lawsuits, negative publicity regarding safety or security at our competitors’ properties or regarding our third-party vendors, franchisees or the industry, and any media coverage resulting therefrom, may harm our brand and our reputation, cause a loss of consumer confidence in Extended Stay America and the industry and materially adversely affect our results of operations. Additionally, our reputation could be harmed if we fail to act responsibly or are perceived as not acting responsibly or fail to or are perceived to not comply with regulatory requirements in a number of areas such as safety and security, accessibility, data security, employment, sustainability and environmental management. A negative incident at one hotel could have far-reaching effects, including lost revenues, guest boycotts, loss of development or franchise opportunities and employee difficulties. Such an incident could also subject us to legal actions, including litigation, governmental investigations or penalties, along with the resulting additional negative publicity. The considerable expansion in the use of social media and online review sites over recent years has compounded the potential scope and speed of negative publicity, whether or not the description of any events or conditions by social media is accurate. Adverse incidents have occurred in the past and are likely to occur in the future.
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

We earn fees for franchising and managing hotel properties owned by third parties and expect our franchise and management business to increase over time. As of December 31, 2019, 73 hotels in our system were owned by third parties and operated under franchise and/or management agreements. Our revenues and operating results are dependent upon the ability of these third-party owners to generate revenues at their franchised properties. If the revenues of our third-party owners decrease, or our third party-owners close their hotels, our results of operations may be materially adversely affected.
The viability of our franchise business also depends on our ability to establish and maintain long-term, positive relationships with third-party owners and our ability to enter into and renew franchise agreements. The effectiveness of our management, the value of our brand and the rapport we maintain with our third-party owners impact the renewal of existing agreements and are also important factors for current or new third-party owners considering doing business with us. Although our management and franchise contracts are typically long-term arrangements, hotel owners may be able to terminate the agreements under certain circumstances, including the failure of us or the owner to meet specified financial or performance criteria. Our ability to meet these financial and performance criteria is subject to, among other things, risks common to the overall hotel industry, including factors outside of our control. If a third-party owner breaches the terms of their franchise or management agreement, we may also elect to exercise our termination rights. If a franchise or management agreement terminates prematurely, we would lose the revenues we derive from that agreement and could incur expenses related to terminating our relationship with the third party and exiting the hotel property. In addition, negative management and franchise pricing trends could adversely affect our ability to negotiate fees and other matters with hotel owners. If we fail to maintain and renew existing management and franchise agreements on terms similar to our existing arrangements, or enter into new agreements on less favorable or unfavorable terms, we may be unable to expand our presence and our franchise business and our financial condition and results of operations may suffer.
Growth of our franchise business may be affected, and may potentially be limited, by factors influencing real estate development generally, including site availability, construction costs, financing, planning, zoning and other local approvals. In addition, market factors such as projected room occupancy, changes in demand growth compared to projected supply and anticipated room rate structure, if not managed effectively by third-party owners, as well as geographic area restrictions in management and franchise agreements, could adversely affect the growth of our franchise business.
Many of our third-party owners pledged their hotel properties as collateral under loans. If our third-party owners are unable to repay or refinance maturing indebtedness on favorable terms or at all, their lenders could declare a default, accelerate the related debt and repossess the property. A repossession could result in the termination of our franchise and/or management agreement or eliminate royalty and other fee-based revenues from the property. In addition, third-party owners depend on financing to acquire, develop and improve hotels and, in some cases, fund operations during down cycles. Our third-party owners’ inability to obtain adequate funding could materially adversely affect the maintenance and improvement plans of existing hotels, result in the delay or stoppage of the development of our existing pipeline and limit any additional pipeline development. In addition, if a third-party owner files for bankruptcy, our franchise or management agreements may be terminable under applicable law.
Third-party owners are required to comply with quality and reputation standards of our brand, which include requirements related to the physical condition, safety standards and appearance of the properties as well as use of technology and service levels provided by hotel employees. These standards may evolve with guest preference or we may introduce new requirements over time. Guest preference for our brand may diminish if we or our third-party owners fail to make investments necessary to maintain or improve the hotel properties and services in accordance with our standards. If third-party owners fail to observe our standards, we may elect to exercise our termination rights, which would eliminate royalty and other fee-based revenues from these properties and cause us to incur expenses related to terminating these contracts.
Our franchise agreements require us and third-party owners to comply with certain provisions that are subject to interpretation and could result in disagreements. We cannot predict the outcome of any arbitration or litigation, the effect of any negative judgment against us or the amount of any settlement that we may enter into with any third-party owner.
Third-party claims that we infringe intellectual property rights of others could subject us to damages and other costs and expenses.
Third parties may make claims against us for infringing their patent, trademark, copyright or other intellectual property rights or for misappropriating their trade secrets. Any such claims, even those without merit, could:
•be expensive and time consuming to defend, and result in significant damages;

•force us to stop using the intellectual property that is being challenged or to stop providing products or services that use the challenged intellectual property;
•force us to redesign or rebrand our products or services;
•require us to enter into royalty, licensing, co-existence or other contracts to obtain the right to use a third party’s intellectual property;
•limit our ability to develop new intellectual property; and
•limit the use or the scope of our intellectual property or other rights.
In addition, we may be required to indemnify third-party owners of the hotels for any losses they incur as a result of any infringement claims against them. All necessary royalty, licensing or other contracts may not be available to us on acceptable terms. Any adverse results associated with third-party intellectual property claims could negatively affect our business.
Some of our existing development pipeline may not be developed into new hotels or may not open on our expected timing, which could materially adversely affect our growth prospects.
As of December 31, 2019, we had a total of 16 hotels in our owned development pipeline, including owned hotel sites where we have initiated permitting or site work, owned hotel sites where we are under construction and hotel sites for which we have executed purchase and sale agreements. Also, as of December 31, 2019, we had a total of 59 hotels in our third-party development pipeline. These include 39 hotels where we have commitments to build, five hotels where we have received an application and deposit and 15 hotels for which franchise applications are approved that are in various stages of pre-development or construction. Commitments are subject to numerous conditions, and the eventual development and completion of construction of our owned and third-party pipeline is subject to numerous risks, including our or the third-party owner’s ability to obtain adequate financing and governmental or regulatory approvals, design defects, construction delays and cost overruns and force majeure events. As a result, we cannot assure you that every hotel in our owned and franchise development pipeline will develop into a new hotel that enters our system or that new hotels will open on our expected timing.
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
The geographic concentration of our owned portfolio may make us particularly susceptible to adverse developments in geographic areas in which we own and operate a substantial portion of our hotels.
The concentration of our owned hotel properties in a particular geographic area may materially impact our operating results if that area is impacted by negative economic developments or other unfavorable factors. As of December 31, 2019, 16.2% of our rooms were in California, 9.7% of our rooms were in Florida, 7.3% of our rooms were in Texas and 5.6% of our rooms were in Illinois. We are particularly susceptible to adverse economic or other conditions in these markets (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes and the cost of complying with governmental regulations or increased regulations), as well as to severe weather events, man-made and natural disasters or terrorist events that occur in these markets. Our business, financial condition and results of operations would be materially adversely affected by any significant adverse developments in any of those markets. Our operations may also be materially adversely affected if competing hotels are built in these markets. Furthermore, submarkets within any of these markets may be dependent on the economic performance of a limited number of industries, or in some instances single businesses, that drive those markets.
We intend to expand through development, construction and the acquisition of other companies and/or hotel properties. We also intend to continue to divest additional hotel properties or other assets and further diversify through franchising. These activities may be unsuccessful and/or divert our management’s attention.
We may consider strategic and complementary acquisitions of other companies and hotel properties. In many cases, we will be competing for these opportunities with third parties that may have substantially greater financial resources than we do. Acquisitions of companies or hotel properties are subject to risks that could affect our business, including risks related to:

•inability to successfully identify or complete future acquisitions at acceptable prices or terms and obtain financing on acceptable terms;
•issuing Paired Shares that could dilute the interests of our existing shareholders;
•spending cash and incurring significant debt;
•contributing hotel properties or related assets to ventures that could result in the recognition of losses;
•assuming unknown and contingent liabilities; or
•creating additional expenses.
The success of any acquisition will depend, in part, on our ability to integrate the acquisition with our existing operations. We may experience difficulty with integrating acquired companies, hotel properties or other assets, including difficulties relating to:
•acquiring hotel properties with undisclosed defects in design or construction or requiring unanticipated capital improvements;
•entering new markets;
•integrating corporate personnel, offices and support systems;
•coordinating sales, distribution, marketing and other functions;
•integrating operating processes and information technology systems;
•transitioning to our brand standards; and
•preserving important licensing, distribution, marketing, customer, labor and other relationships of the acquired company, hotel properties or other assets.
Any failure to integrate completed acquisitions in an efficient and timely manner could result in reputational harm or have a material adverse effect on our financial condition or results of operations, and we may not realize the benefits that were expected at the time of acquisition. Integration efforts may also take longer than we anticipate and involve unexpected costs. In addition, as a result of any acquisition, we may assume management and franchise agreements with terms that are less favorable than our existing management and franchise agreements and may result in loss of business over time.
We expect to divest additional hotel properties. There are numerous risks commonly encountered in asset divestitures, including diversion of management’s attention, loss of key employees, difficulties in the separation of operations, services and personnel and damage to existing customer, vendor and other business relationships. Assets sales may yield lower than expected returns. In some circumstances, sales of properties or other assets may result in losses. In addition, sellers typically retain certain liabilities or indemnify buyers for certain matters such as lawsuits, tax liabilities and environmental matters. The magnitude of any such retained liability or indemnification obligation may be difficult to quantify at the time of the transaction, may involve conditions outside our control and ultimately have a material adverse effect on our results of operations and earnings.
We plan to continue expanding our franchise business with third-party franchisees. We expect that the development and expansion of our franchise system will require additional significant expenditures and could divert management’s attention from other business concerns, each of which could have a material adverse effect on our business, financial condition and results of operations. The viability of our franchise business will depend on our ability to establish and maintain good relationships with franchisees and deliver services and franchisee returns. Our franchise business exposes us to additional risks. See “—Our business is subject to risks relating to doing business with third-party owners, including franchisees, that could materially adversely affect our reputation, financial condition or results of operations.”
We plan to develop and construct new hotels and may also seek to rebuild and/or repurpose existing hotel properties. A development program requires significant expenditures and may divert management’s attention from other business concerns, each of which could have a material adverse effect on our business, financial condition and results of operations. Hotel development projects are underwritten based on numerous assumptions including: current and projected hotel supply and demand; land costs; materials and labor availability and costs; financing availability and costs; permitting and entitlement costs; land acquisition, entitlement, permitting and construction schedules; and projected operating performance of the completed project. Many of these assumptions and projections are made months or years in advance, are subject to macroeconomic factors outside of our control and may vary greatly from actual results. Our development program exposes us to additional risks. See “—Some of our existing development pipeline may not be developed into new hotels, which could materially adversely affect our growth prospects.” We cannot assure you that returns on invested capital will be consistent with our objectives, which may have a material adverse effect on our results of operations and earnings.
We cannot assure you that we will be able to successfully identify strategic growth opportunities or complete transactions on our expected timing, within budget, on commercially reasonable terms or at all, or that we will actually realize any anticipated benefits from such transactions. There may be, as applicable, high barriers to entry, including restrictive zoning laws, limited availability of hotel properties, higher costs of land, labor and materials in many key markets and scarcity of available acquisition, disposition, development, construction or franchise opportunities in desirable locations. Similarly, we cannot assure you that we will be able to obtain financing for developments or acquisitions on attractive terms or at all, or that the ability to obtain such financing will not be restricted by the terms of our current or future indebtedness or that such financing will not impede our ability to obtain similar financing in the future. In addition, our pairing arrangement may prevent our use of common tax-free acquisition structures, which may increase the cost and difficulty of acquiring other businesses and hotel properties and inhibit our ability to expand through acquisitions in which consideration other than cash is contemplated. In addition, any such acquisition, disposition, development, construction or franchising activity could demand significant attention from our management that would otherwise be available for our current ongoing operations, which could have a material adverse effect on our existing or future business.
An increase in the use of third-party intermediaries to book online hotel reservations could materially adversely affect our business, financial condition and results of operations.
For the year ended December 31, 2019, 26.2% of our total hotel revenues were booked through third-party intermediaries, to whom we commit to pay various commissions and transaction fees for sales of our rooms through their systems. These intermediaries primarily focus on shorter-stay leisure travel and also provide offerings for corporate travel and group meetings. Some third-party intermediaries have extensive financial resources and use a variety of marketing methods to attract customers and develop brand loyalties. The costs of distribution through these channels is higher than through our proprietary booking channels, and while shorter-term business is sometimes at higher rates, due to the higher cost of servicing those customers the profitability to us may be lower than with our core extended stay customers. Many of the major hospitality chains own multiple brands that provide them substantial economies of scale and are able to negotiate lower commissions and transaction fees with third-party intermediaries. Accordingly, our business, financial condition and results of operations could be harmed if a disproportionate amount of our business is distributed by third-party intermediaries.
A failure by third-party intermediaries to attract or retain customers could lower demand for our hotel rooms and, in turn, reduce our revenues from these distribution channels. Alternatively, if demand for third-party intermediaries by competing hotels increases, these intermediaries may be able to obtain higher commissions or other significant contract concessions from us by giving favorable placement on their website to the highest bidder, increasing the overall cost of these distribution channels. Increased size and scale resulting from continuing consolidation among third-party intermediaries may increase their pricing power in negotiating commissions and other contract concessions. The third-party intermediaries also may reduce our bookings by de-ranking our hotels in search results on their platforms. Some of our distribution agreements with these companies are not exclusive, have a short term, are terminable at will or subject to early termination provisions. The loss of distributors, increased distribution costs or the renewal of distribution agreements on less favorable terms could adversely impact our business.
We are reliant upon technology and the disruption or malfunction in our information technology systems could materially adversely affect our business.
The lodging industry depends upon the use of sophisticated information technology systems, including those utilized for reservations, distribution, revenue, yield management, digital marketing, property management, procurement, finance, human resources and operation of administrative and business intelligence systems. For example, we depend on our central reservation system, which allows bookings of hotel rooms directly, via telephone through our call centers, by travel agents, online through our website and mobile applications and through third-party intermediaries. We operate third-party systems, making us reliant on third-party service providers, data communication and digital marketing networks and software upgrades, maintenance and support. Also, our guests depend on network technology at each hotel for WiFi/internet access, as well as TV content and streaming services, that are an essential part of our product offering. Some of our information technology systems are outdated and require substantial upgrades, and we are in the process of upgrading our website software and mobile applications. These technologies are costly and are expected to require refinements that may cause disruptions to many of our key information and technology systems. If we are unable to replace or introduce information technology systems as quickly as our competitors, within budgeted costs or schedules, or if we are unable to achieve the intended benefits of any information technology or other systems, our results of operations could be adversely affected and our ability to compete effectively could be diminished.

We have from time to time experienced disruptions of these systems. Disruptions of the operation of these systems as a result of failures related to our systems or service provider systems and support may occur in the future. Information technology systems that we rely upon are also vulnerable to damage or interruption from:
•events beyond our control, such as acts of war, armed hostilities, terrorist attacks, severe weather and force majeure events, including earthquakes, tornadoes, blizzards, hurricanes, fires or floods;
•power losses, computer systems, data center or other technical failures, internet and telecommunications or data network failures, service provider negligence, improper operation by or supervision of employees, user error, physical and electronic losses of data and similar events; and
•computer viruses, cyber-attacks, penetration by individuals seeking to disrupt operations or misappropriate information and other breaches of security.
We are particularly vulnerable to these risks and uncertainties as we upgrade our website software and mobile applications, and we may experience downtime and other technical failures, costs and issues related to these upgrades.
Additionally, third parties may cease support of systems that we currently use. The occurrence of any of these events at any of our information technology facilities, any of our call centers or by any third-party service providers could cause significant interruptions or delays in our business or loss of data, or render us unable to process reservations. In addition, if our information technology systems are unable to provide the information communications capacity that we need, or if our information technology systems suffer problems caused by installing system enhancements, we could experience similar failures or interruptions. If our information technology systems fail and our redundant systems or disaster recovery plans are not adequate to address such failures, or if our property and business interruption insurance does not sufficiently compensate us for any losses that we may incur, our revenues and profits could potentially be reduced materially, and the reputation of our brand and our business could be harmed.
Some of our product and brand positioning strategies depend on information technology systems that we intend to continue to license or purchase from third-party providers, including property management systems, in-room entertainment systems and supporting internet bandwidth and data communications equipment and software. The success of these initiatives depends on the ability of the third-party providers to deliver on their contractual commitments as to product quality, service and cost.
Cyber risk and the failure to maintain the integrity of internal or customer data could result in faulty business decisions and harm our reputation or subject us to costs, fines or lawsuits, or limit our ability to accept credit cards.
Our businesses require the collection, transmission and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers, in various information technology systems that we maintain and in those maintained by third parties with whom we contract to provide services. We and our service providers also maintain personally identifiable information about our employees. From time to time we, our third-party owners and third parties who serve us experience attempted and actual breaches or disabling of our or their information technology systems and networks or similar events, which could result in a loss of sensitive business data, employee or customer information, systems interruption or the disruption of our operations. The integrity and protection of our customer, employee and company data, as well as the continuous operation of our systems, is critical to us. If that data is inaccurate or incomplete, we could make faulty decisions or fail to provide the requested services. Further, our customers and employees have a high expectation that we, our third-party owners and our service providers will adequately protect their personal information and that our services will be continuously available. The information, security and privacy requirements imposed by governmental regulation and certain contractual obligations are increasingly demanding. Our systems may not be able to satisfy these changing requirements and customer and employee expectations, or may require significant additional investments or time in order to do so. Even if we are fully compliant with legal standards and contractual requirements, we still may not be able to prevent cyber-attacks or security breaches involving sensitive data or the operation of our systems.
Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error or inadvertent releases of data all threaten our, our third-party owners’ and our service providers’ information systems and records, and we expect such systems to be subject to ongoing attempts to gain unauthorized access. Moreover, our reliance on computer, internet-based and mobile systems and communications and the frequency and sophistication of efforts by hackers to gain unauthorized access to such systems continue to increase significantly. The techniques that are used to obtain unauthorized access, disable or degrade service or sabotage systems can change frequently, can be difficult to detect for long periods of time, and can involve prolonged assessment or remediation periods even once detected, and we are accordingly unable to anticipate and prevent all data security events. A breach in the security of our information technology systems or those of our third-party owners or service providers could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits. Additionally, a significant theft, loss or misappropriation of, or access to, customers’ or other proprietary data or other breach of our information technology systems could cause consumers to lose confidence in the security of our websites, mobile applications, customer relationship and email databases, point of sale systems and other information technology systems. Such loss of confidence could influence consumers to choose not to stay at our hotels and could also result in negative publicity, lost sales, fines, legal claims or legal proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, or contractual requirements, each of which could disrupt our operations, damage our reputation and have a material adverse effect on our business, financial condition and results of operations. Further, successful cyber-attacks at other lodging companies, whether or not we are impacted, could lead to a general loss of confidence in our industry that could negatively affect us, including harming the market perception of the effectiveness of our security measures or of the lodging industry in general, which could result in a loss of business.
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
We are subject to the Payment Card Industry Data Security Standard (“PCI DSS”), a set of requirements administered by the Payment Card Industry Security Standards Council, an independent body created by the major credit card brands designed to ensure that companies handling credit card information maintain a secure environment. As of December 31, 2019, we were in compliance with the PCI DSS. From time to time in prior years, we failed to maintain compliance with the PCI DSS and were subject to monthly penalties imposed by VISA. Failure to maintain PCI DSS compliance could subject us to additional penalties, the severity of which may include the loss of our ability to accept credit card payments. As approximately 94% of our hotel revenues for the year ended December 31, 2019 were paid by credit card, loss of the ability to accept credit cards for payment would significantly disrupt our operations, reduce our occupancy levels and likely have a material adverse effect on our business, financial condition and results of operations.
Changes in privacy laws could adversely affect our ability to market effectively.
Our business operations, in particular our collection and use of personal data, are subject to various privacy and data protection laws and regulations. Increasingly, there is potential for increased exposure for fines, penalties and civil judgments as a result of new privacy and data protection laws and regulations. We rely on a variety of direct marketing techniques, including telemarketing, email and postal mailings. Restrictions in laws such as the Telemarketing Sales Rule, CAN-SPAM Act, various state laws or new federal laws and regulations and applicable international laws and regulations regarding marketing and solicitation or privacy and data protection that govern these activities could adversely affect the continuing effectiveness of telemarketing, email and postal mailing techniques and could force changes in our marketing strategies. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could impact the amount and timing of our revenues. We also obtain access to potential customers from travel service providers and other companies with whom we have substantial relationships and market to some individuals on these lists directly or by including our marketing message in the other company’s marketing materials. If access to these lists was prohibited or otherwise restricted, our ability to develop new customers and introduce them to our services and brand could be materially impaired.
Any future changes or restrictions in privacy and data protection laws and regulations could also adversely affect our ability to transfer guest data, which could adversely impact guest bookings. For example, the California Consumer Protection Act creates new compliance regulations on businesses that collect information from California residents and is enforced by the state attorney general. Any violation of these laws or regulations could result in reputational harm, legal and regulatory proceedings or significant penalties, while compliance with these laws and regulations, or any future changes in such laws and regulations or additional restrictions, could result in significant costs and require us to change some of our business practices.
We are exposed to a variety of risks associated with safety, security and crisis management.
There is a constant need to protect the safety and security of our guests, employees and assets against natural and man-made threats. These threats include, but are not limited to, severe weather events, civil or political unrest, violence and terrorism, pandemic disease (including the COVID-19 virus), acts of God, fraud, employee dishonesty, cyber-crime, fire, day-

to-day accidents, incidents and criminal activity, which impact the guest or employee experience, could cause loss of life, sickness or injury and result in compensation claims, fines from regulatory bodies, litigation and negative publicity that could impact our reputation. Serious incidents or a combination of events could escalate into a crisis, which if managed poorly by us could further expose our brand to reputational damage, which could have a material adverse effect on our business, financial condition and results of operations.
Compliance with the laws and regulations that apply to our hotel properties and our franchise and management relationships could materially adversely affect our ability to complete future developments, acquisitions or renovations, result in significant costs or delays and adversely affect our business strategies.
Owned and franchised hotels are subject to various local laws and regulatory requirements that address their ability to obtain licenses to operate the property as a hotel. In particular, we are subject to permitting and licensing requirements which can restrict the use of our hotel properties and increase the cost of development, construction, acquisition, renovation, franchising or operation of our hotels.
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
We are subject to Federal Trade Commission and state laws regarding franchising.
Our franchising business is subject to various state laws, as well as to regulations enacted by the Federal Trade Commission (“FTC”). A number of states require franchisors to register with the state or to make extensive disclosures to potential franchisees in connection with offers and sales in those states. The FTC also regulates the manner and substance of our disclosures to prospective franchisees. Compliance with these laws and regulations, including changing federal and state franchise laws, may increase our costs, limit our rights and negatively impact our profitability. In addition, several states have “franchise relationship laws” or “business opportunity laws” that limit the ability of franchisors to terminate franchise agreements or withhold consent to the renewal or transfer of those agreements.

Changes to accounting rules or regulations may adversely affect our reported financial condition and results of operations.
New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and are likely to occur in the future. A change in accounting rules or regulations may require retrospective application and affect our reporting of transactions completed before the change is effective, and future changes to accounting rules or regulations may adversely affect our reported financial condition and results of operations. See Note 2 to each of the consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K, for a summary of accounting standards issued but not yet adopted.
We are subject to federal, state and local laws and regulations regarding employment.
We are subject to numerous laws and regulations at federal, state and local levels concerning the employer/employee relationship, including, but not limited to, wages, meal and rest periods, working conditions, hiring practices and discrimination. Compliance with these laws and regulations, including changing federal and state minimum wage laws, may increase our labor costs and negatively impact our profitability. Violations of these laws and regulations could affect numerous employees whose claims might be asserted through class action lawsuits or through government action. Lawsuits of this nature, including meal and rest period, wage and hour and Federal Credit Reporting Act class action lawsuits, have been filed against us from time to time, and in certain instances we have incurred substantial damages and expense resulting from lawsuits of this nature. We cannot assure you that we will not incur additional substantial damages and expenses resulting from lawsuits of this nature or other employment claims, which could have a material adverse effect on our business, financial condition and results of operations.

Changes in federal, state, local or foreign tax law or disputes with tax authorities could materially adversely affect our business, financial condition and profitability by increasing our tax or tax compliance costs.
The determination of our provision for income taxes and other tax liabilities requires estimations and significant judgments and there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to taxation at the federal, state or provincial and local levels in the United States and Canada. Our future tax rates could be materially adversely affected by changes in the composition of our earnings in jurisdictions with differing tax rates, changes in the valuation of or valuation allowances against our deferred tax assets and liabilities and substantive changes to tax rules and the application thereof by United States federal, state, local and foreign governments, all of which could result in materially higher corporate income taxes than would be incurred under existing tax law or interpretation and could adversely affect our profitability.
On December 20, 2017, the U.S. Congress passed H.R. 1, known as the “Tax Cuts and Jobs Act” (the “TCJA”), which was signed into law on December 22, 2017. The enactment of the TCJA has given rise to numerous interpretive issues and ambiguities and future legislation may be enacted to clarify or modify the TCJA. Any such future legislation, as well as any regulations or other interpretive guidance, may have a material and adverse impact on us. Further, our determination of our income tax liability is subject to audit and review by applicable tax authorities. Any adverse outcome of any such audit or review could have an adverse effect on our business and reduce our profits to the extent potential tax liabilities exceed our reserves and may materially affect our financial results in the period in which such determination is made, as well as future periods.
We are subject to ongoing audits by certain tax authorities.
The Company’s federal income tax returns for the years 2016 to present may be subject to examination by the Internal Revenue Service ("IRS") and other taxing authorities. In November 2018, we received notice that a subsidiary of ESH REIT was subject to an audit by the Canadian Revenue Agency for the years 2014 through 2017. As the Canadian Revenue Agency audit is still in process, the timing of the resolution and any payments that may be required cannot be determined at this time. In September 2018, we received notice that the Corporation was subject to an audit by the IRS for the year 2016. In June 2019, we received a no change letter from the IRS in regard to the audit.
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
We operate in certain areas where the risk of natural or man-made disasters or other catastrophic losses vary, and the occurrence of such an event could cause substantial damage to us, third-party owners, other impacted parties or the surrounding area. We use our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view toward obtaining appropriate insurance on our hotel properties at a reasonable cost and on suitable terms. We carry, and we require our third-party owners to carry, insurance that we believe is adequate for foreseeable first- and third-party losses and with terms and conditions that are reasonable and customary. Nevertheless, market forces beyond our control, such as natural and man-made disasters that occurred over the last three years in North America, could limit the scope of the insurance coverage that we and our third-party owners can obtain or may otherwise restrict our or our third-party owners’ ability to buy insurance coverage at reasonable rates.
In the event of a substantial loss, the insurance coverage that we and/or our third-party owners carry may not be sufficient to pay the full value of financial obligations, liabilities or the replacement cost of any loss. Because certain types of losses are uncertain, they may be uninsurable or prohibitively expensive. There are other risks that may fall outside the general coverage terms and limits of our policies. We anticipate costs of property insurance to increase in 2020 due to significant losses that insurers incurred in 2019 and the loss of certain insurers that previously underwrote hospitality property risks.
Inflation, changes in building codes and zoning ordinances, environmental considerations and other factors might make it impossible or impractical to use insurance proceeds to replace or repair a property that has been damaged or destroyed. Under these and other circumstances, insurance proceeds may not be adequate to restore our economic position with respect to a damaged or destroyed property. Accordingly, ESH REIT could lose some or all of the capital it has invested in a property, as well as the anticipated future revenue from the property, and ESH REIT could remain obligated for guarantees, debt or other financial obligations of the property. Our debt instruments contain customary covenants requiring us to maintain insurance, and there can be no assurance that the lenders under our debt instruments will not take the position that we do not have sufficient insurance coverage and therefore are in breach of these instruments, allowing the lenders to potentially declare an event of default and accelerate repayment of debt.
Labor shortages or employment regulation could restrict our ability to operate our hotels or implement our business strategies or result in increased labor costs that could reduce our profitability.
Our success depends in large part on our ability to attract, retain, train, manage and engage our employees. Our hotels are staffed 24 hours a day, seven days a week by approximately 7,500 employees. If we are unable to attract, retain, train, manage and engage skilled employees, our ability to manage and staff our hotels and hotels that we manage on behalf of third-party owners adequately could be impaired, which could impede hotel operations, reduce customer satisfaction and harm our reputation and profitability. Staffing shortages or changes in employment regulation could also hinder our ability to implement our business strategy. Because payroll costs are a significant component of hotel operating and general and administrative expenses, a shortage of skilled labor or changes in employment regulation could also require higher wages that would increase our labor costs, which could reduce our profitability and therefore may limit our ability to pay distributions to shareholders.
We are dependent upon our ability to attract and retain key officers and other highly qualified personnel.
Our success and our ability to implement our business strategies depends in large part upon the efforts and skills of our senior management and our ability to attract and retain key officers and other highly qualified personnel. Competition for such personnel is intense. In recent years, we have experienced turnover in several executive and senior management roles. We have recruited or promoted from within the new members of our current executive and senior management team. Future turnover of executive and senior management or the unexpected loss of one or more of our key personnel or any negative public perception with respect to these individuals could have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that we will be successful in either attracting or retaining qualified personnel. If we lose or suffer an extended interruption in the services of one or more of our key personnel or members of senior management, our business, financial condition and results of operations could be materially adversely affected.
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
In the normal course of our business, we are often involved in various legal proceedings. We cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of these legal proceedings. Additionally, we could become the subject of future claims by third parties, including hotel guests, employees, third-party owners, shareholders, suppliers and other contractual counterparties or regulators. In recent years, several hospitality companies have been subject to lawsuits, including class action lawsuits alleging violations of federal and state employment law, human trafficking, consumer protection claims, negligent security claims, and privacy breach claims. A number of these lawsuits have resulted in payment of significant damages by the defendants. Similar lawsuits have been and may be instituted against us from time to time and we have incurred and may in the future incur significant damages and expenses resulting from such lawsuits. Any future significant adverse determinations, judgments or settlements, as well as negative publicity relating to such matters, could have a material adverse effect on our business, financial condition and results of operations, limit our ability to operate our business and impact negatively on our brand reputation. Further, we may incur costs related to claims for which we have appropriate third-party indemnity, but such third parties may fail to fulfill their contractual obligations. See “Legal Proceedings.”
We may be liable for indemnification or similar payments relating to our Company’s predecessor in accordance with the Fifth Amended Plan of Reorganization (the “Plan”), the bankruptcy court’s order confirming the Plan (the “Confirmation Order”), and under certain agreements providing for indemnification in connection with the bankruptcy and/or reorganization of our Company’s predecessor.
We were acquired out of bankruptcy in October 2010. We may be liable for indemnification or similar payments relating to our Company’s predecessor. Under its constitutive documents, other agreements or applicable law, our Company’s predecessor had obligations to defend, indemnify, reimburse, exculpate, advance fees and expenses, or limit the liabilities of certain officers and employees for certain matters (the “Predecessor Indemnification Obligations”). Under the Plan and the Confirmation Order, we retained Predecessor Indemnification Obligations to those officers and employees who were officers and employees both prior to and after the effective date of the Plan. We may, therefore, face liabilities with respect to such Predecessor Indemnification Obligations. In addition, we may face liabilities arising from a separate agreement providing for Predecessor Indemnification Obligations to a former officer. Currently, certain claims remain outstanding against several of our former officers and employees in litigation brought on behalf of a litigation trust, which could trigger our Predecessor Indemnification Obligations, and new claims may arise in the future against those we have agreed to indemnify. While we believe the likelihood that we will be required to fund material Predecessor Indemnification Obligations is remote and we are unable to quantify the potential exposure for which we may have to provide indemnification in the future, to the extent that we are required to fund any Predecessor Indemnification Obligations, our results of operations, liquidity and capital resources could be materially adversely affected.
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
In connection with our initial public offering in November 2013, subsequent secondary offerings and ESH REIT’s May 2015, March 2016 and September 2019 notes offerings, the Company received opinions that ESH REIT should have qualified as a REIT as of the respective date. We believe ESH REIT has continued to operate in conformity with the requirements to qualify as a REIT and that ESH REIT continues to satisfy all requirements to maintain its REIT status. One of the requirements unique to our structure is that, in order for ESH REIT to qualify as a REIT, no shareholder may actually or constructively own 10% or more of the value of shares of ESH REIT or the Corporation. While we do not regularly monitor share ownership for purposes of this test, in the event that a shareholder crosses the 10% threshold, we believe that the excess share provisions of the ESH REIT and Corporation charters should be triggered to reduce the relevant shareholder’s ownership and insulate the Company from risk with respect to this issue.
If ESH REIT failed to qualify as a REIT in any taxable year, and no available relief provision applied, it would be subject to U.S. federal income tax on its taxable income at the regular corporate income tax rate (currently 21%), and distributions to holders of its stock would not be deductible by it in computing its taxable income. ESH REIT may also be subject to additional state and local taxes if it fails to qualify as a REIT. Any such corporate tax liability could be substantial and would reduce the amount of cash available for investment, debt service and distribution to holders of its stock, which in turn could have a material adverse effect on the value and market price of our Paired Shares. To the extent that distributions to shareholders by ESH REIT have been made on the belief that ESH REIT qualified as a REIT, ESH REIT might be required to borrow funds or liquidate certain of its investments to pay the applicable tax. If, for any reason, ESH REIT failed to qualify as a REIT and it was not entitled to relief under certain Code provisions, it would be subject to a material tax liability and unable to elect REIT status for the four taxable years following the year during which it ceased to so qualify, which would materially adversely affect our business, cash flows, strategies and the market value of our Paired Shares.
Failure to qualify as a REIT could result from a number of factors, including, without limitation:
•the leases of ESH REIT’s hotels to the Corporation are not respected as true leases for U.S. federal income tax purposes;
•rents received from the Corporation are treated as rents received from a “related party tenant”;
•ESH REIT is not respected as an entity separate from the Corporation or the REIT qualification tests are applied to ESH REIT on a combined basis with the Corporation; or
•failure to satisfy the REIT distribution requirements due to restrictions under ESH REIT’s indebtedness.
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
However, events beyond our knowledge or control could result in a shareholder owning or being deemed to own 10% or more of the paired common stock. The ownership attribution rules that apply for purposes of the 10% threshold are complex and may cause the outstanding shares owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, for instance, the acquisition of less than 10% of the outstanding paired common stock (or the acquisition of an interest in an entity which owns paired common stock) by an individual or entity could cause that individual or entity to be treated as owning in excess of 10% of ESH REIT. Although ESH REIT intends to make timely annual demands of certain shareholders of record to disclose the beneficial owners of Paired Shares issued in their name, as required by the Treasury Regulations, monitoring actual or constructive ownership of the Paired Shares on a continuous basis is not feasible. The charters of the Corporation and ESH REIT contain restrictions on the amount of shares of stock of either entity so that no person can own, actually or constructively (by virtue of certain attribution provisions of the Code), more than 9.8% of the outstanding shares of any class or series of stock of either ESH REIT or the Corporation. The Class A common stock of ESH REIT and the 125 shares of preferred stock of ESH REIT are not subject to the 9.8% ownership limitation under the charter of ESH REIT. However, given the breadth of the Code’s constructive ownership rules and the fact that it is not feasible for ESH REIT and the Corporation to continuously monitor actual and constructive ownership of paired common stock, there can be no assurance that such restrictions will be effective in preventing any person from actually or constructively acquiring 9.8% or more of the outstanding shares of any class or series of stock of the Corporation or ESH REIT. If the Corporation were treated as a “related party tenant” of ESH REIT, ESH REIT would not be able to satisfy either of the two gross income tests applicable to REITs and would fail to qualify for REIT status. In addition, it is unlikely ESH REIT would avail itself of certain relief provisions under the Code customarily available to a REIT that has failed to satisfy a REIT requirement but wants to retain its REIT status. If a REIT fails to satisfy either of the two gross income requirements, such relief provisions require payment of a punitive tax in an amount equal to 100% of the estimated profits of the REIT attributable to the amount of gross income by which the REIT failed the gross income tests. Since substantially all of ESH REIT’s gross income is generated by rent paid to it pursuant to the operating leases with the Corporation, substantially all of ESH REIT’s total profits could become subject to such 100% tax under such relief provisions of the Code if this rent failed to qualify under the two gross income tests. In that event, ESH REIT would not likely pursue any of the relief provisions available to REITs under certain provisions of the Code.

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
The rates of rent payable by the Corporation to ESH REIT under the operating leases are intended to reflect arm’s-length terms. However, transfer pricing is an inherently subjective matter, and the IRS could, under Section 482 of the Code, assert that the rates of rent between the Corporation and ESH REIT do not reflect arm’s-length terms. If the IRS was successful in asserting that the rates of rent were not on arm’s-length terms, it could adversely impact ESH REIT’s REIT qualification, our effective tax rate and our income tax liability. The initial term of the operating leases expired in October 2018. In connection with the five-year renewal of the operating leases, amended and restated leases were executed effective November 1, 2018. At such time, minimum and percentage rents were adjusted to reflect then-current market rates.
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
In order to meet the REIT distribution requirements and avoid the payment of income and excise taxes, ESH REIT may need to borrow funds on a short-term basis or sell assets, even if the then-prevailing market conditions are not favorable for these borrowings or asset sales, or to make taxable distributions of its capital stock. ESH REIT’s cash flows may be insufficient to fund required REIT distributions as a result of differences in timing between the actual receipt of income and the recognition of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures or other non-deductible expenses, the creation of reserves or required debt service obligations or amortization payments. The insufficiency of ESH REIT’s cash flows to cover its distribution requirements could have a material adverse effect on its ability to incur additional indebtedness or sell equity securities in order to fund distributions required to maintain its qualification as a REIT.
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
As a REIT, ESH REIT is subject to various restrictions on the types of income it can earn, assets it can own and activities in which it can engage. Business activities that could be impacted by applicable REIT laws include, but are not limited to, activities such as developing alternative uses of real estate, including the development, construction and/or sale of hotel properties. Due to these restrictions, we conduct certain business activities, including certain of those mentioned above, through the Corporation. The Corporation is taxable as a regular C corporation and is subject to U.S. federal, state, local and, if applicable, foreign taxation on its taxable income. To qualify as a REIT, ESH REIT must satisfy certain asset, income, organizational, distribution, shareholder ownership and other requirements on an ongoing basis. In order to meet these tests, ESH REIT may be required to forego investments it might otherwise make. Thus, ESH REIT’s compliance with the REIT requirements may hinder our business and operating strategies, financial condition and results of operations.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code substantially limit ESH REIT’s ability to hedge its assets and liabilities. Any income from a hedging transaction that ESH REIT enters into primarily to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets, or to partially or completely terminate previous hedges that are no longer serving as hedges, does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that ESH REIT enters into other types of hedging transactions or fails to properly identify such transaction as a hedge, the income is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, ESH REIT may be required to limit its use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary (“TRS”). This could increase the cost of ESH REIT’s hedging activities because its TRS may be subject to tax on gains or expose ESH REIT to greater risks associated with changes in interest rates than it would otherwise choose to bear. In addition, losses in a TRS will generally not provide any tax benefit, except that such losses arising in taxable years beginning before January 1, 2018 could theoretically be carried back or forward against past or future taxable income in the TRS and such losses arising in taxable years ending after December 31, 2017 may not be carried back, but may be carried forward indefinitely and the deduction for any net operating loss carryforwards would be limited to 80% of the TRS’s taxable income.
The application of FIRPTA to non-U.S. holders of Class B common stock of ESH REIT is not clear.
A non-U.S. person disposing of a U.S. real property interest (“USRPI”), including shares of a U.S. corporation whose assets consist principally of USRPIs, is generally subject to tax under the Foreign Investment in Real Property Tax Act (“FIRPTA”) on the gain recognized on the disposition, in which case such non-U.S. person would also be required to file U.S. tax returns with respect to such gain. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled REIT.” We intend to take the position that ESH REIT is a domestically controlled REIT under the Code. There can be no assurance that the IRS will not challenge this treatment or that a court would not sustain such a challenge. A publicly traded REIT is permitted to treat all owners of 5% or less of its stock as U.S. persons unless it has actual knowledge to the contrary. If ESH REIT were to fail to qualify as a “domestically controlled REIT,” gains realized by a non-U.S. holder on a sale of Class B common stock would be subject to tax under FIRPTA unless the Class B common stock was regularly traded on an established securities market (such as Nasdaq) and the non-U.S. holder (other than a qualified foreign pension fund, as defined in Section 897(1)(2) of the Code (a “Qualified Foreign Pension Fund”), or any entity all of the interests of which are held by a Qualified Foreign Pension Fund) did not at any time during a specified testing period directly or indirectly own more than 10% of the value of the outstanding Class B common stock. While there is no authority addressing whether a component of a paired interest will be considered to be regularly traded on an established securities market by virtue of the paired interest being considered to be regularly traded on an established securities market, we intend to take the position that the Class B common stock of ESH REIT is traded on an established securities market.
Non-U.S. holders of Class B common stock of ESH REIT may be subject to tax under FIRPTA on distributions.
Non-U.S. holders of Class B common stock may incur tax on distributions that are attributable to gain from a sale or exchange of a USRPI by ESH REIT under FIRPTA. A USRPI includes certain interests in real property and stock in corporations at least 50% of whose assets consist of USRPIs. Under FIRPTA, a non-U.S. shareholder is taxed on distributions attributable to gain from sales of USRPIs as if such gain were effectively connected with a U.S. trade or business of the non-U.S. shareholder, in which case such non-U.S. shareholder would also be required to file U.S. tax returns with respect to such gains. A non-U.S. shareholder thus would be taxed on such a distribution at the normal capital gains rates applicable to U.S. shareholders, subject to applicable alternative minimum tax and a special alternative minimum tax in the case of a nonresident alien individual. A non-U.S. corporate shareholder not entitled to treaty relief or exemption also may be subject to the 30% branch profits tax on such a distribution.
If the Class B common stock is regularly traded on an established securities market located in the United States, capital gain distributions on the Class B common stock that are attributable to ESH REIT’s sale of a USRPI will be treated as ordinary dividends rather than as gain from the sale of a USRPI as long as the non-U.S. shareholder did not own more than 10% of the Class B common stock at any time during the one-year period preceding the distribution. As a result, non-U.S. shareholders generally will be subject to withholding tax on such capital gain distributions in the same manner as they are subject to withholding tax on ordinary dividends. As noted above, we intend to take the position that the Class B common stock is regularly traded on an established securities market located in the United States. If the Class B common stock is not considered to be regularly traded on an established securities market located in the United States or the non-U.S. shareholder owned more than 10% of the Class B common stock at any time during the one-year period preceding the distribution, capital gain distributions that are attributable to ESH REIT’s sale of a USRPI would be subject to tax under FIRPTA, as described in the preceding paragraph. In such case, ESH REIT must withhold 35% of any distribution that ESH REIT could designate as a capital gain dividend. A non-U.S. shareholder may receive a credit against its tax liability for the amount ESH REIT withholds. Moreover, if a non-U.S. shareholder disposes of ESH REIT common stock during the 30-day period preceding a distribution payment, and such non-U.S. shareholder (or a person related to such non-U.S. shareholder) acquires or enters into a contract or option to acquire the Class B common stock within 61 days of the first day of the 30-day period described above, and any portion of such distribution payment would, but for the disposition, be treated as a USRPI capital gain to such non-U.S. shareholder, then such non-U.S. shareholder shall be treated as having USRPI capital gain in an amount that, but for the disposition, would have been treated as USRPI capital gain.
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
Risks Related to the Corporation
The Corporation is subject to tax at the regular corporate rate.
The Corporation is subject to U.S. federal income tax on its taxable income at the regular corporate rate (currently 21%). Distributions to holders of Corporation common stock are not deductible by the Corporation in computing its taxable income. In calculating its taxable income, the Corporation must include as income any distributions received from ESH REIT. Distributions to holders of Corporation common stock are taxable as dividends to the extent of the Corporation’s current and accumulated earnings and profits. Distributions paid by the Corporation to noncorporate U.S. shareholders that constitute qualified dividend income will be taxable to the shareholder at the preferential rates applicable to long-term capital gains provided the shareholder meets certain holding period requirements. Distributions in excess of the Corporation’s current and accumulated earnings and profits would generally be considered a return of capital for U.S. federal income tax purposes to the extent of the holder’s adjusted tax basis in their shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in their shares. If distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such stock.
Recent changes in tax law pursuant to the TCJA affected the taxation of the Corporation.
As a result of the TCJA, the Corporation is subject to U.S. federal income tax at a maximum rate of 21% for taxable years beginning after December 31, 2017 (as compared to 35% for prior taxable years). However, the Corporation is also subject to a new limitation on the deduction of “business interest” (i.e., interest paid or accrued on indebtedness allocable to a trade or business). In addition, as discussed above, for losses generally incurred after 2017, the TCJA limits the utilization of net operating loss carryforwards to 80% of taxable income in the taxable year in which the carryforward is applied, which could cause the Corporation in certain circumstances to have greater taxable income. On the other hand, the TCJA generally permits taxpayers to immediately expense (rather than depreciate over a period of years) 100% of the cost of certain tangible personal property that has a depreciable life of 20 years or less that was acquired and placed into service after September 21, 2017 but before January 1, 2023 (with the 100% expensing allowance phased down by 20% per calendar year for qualified property placed into service in taxable years beginning after 2022). As a result of the TCJA, the Corporation (and ESH REIT) is unable to deduct certain executive compensation in excess of $1 million per covered employee.
The application of FIRPTA could adversely affect non-U.S. holders of our Paired Shares.
The Corporation is a United States real property holding corporation under the Code. As a result, under FIRPTA, certain non-U.S. holders of Corporation common stock may be subject to U.S. federal income tax on gain from the disposition of such stock, in which case such non-U.S. holder would also be required to file U.S. tax returns with respect to such gain. Whether these FIRPTA provisions apply depends on the amount of Corporation common stock that such non-U.S. holder holds and whether, at the time they dispose of their shares, Corporation common stock is regularly traded on an established securities market (such as Nasdaq) within the meaning of the applicable Treasury Regulations. While there is no authority addressing whether a component of a paired interest will be considered to be traded on an established securities market by virtue of the paired interest being considered to be traded on an established securities market, we intend to take the position that the common stock of the Corporation is traded on an established securities market. So long as the Corporation common stock is regularly traded as noted above, only a non-U.S. holder who has held, actually or constructively, more than 5% of the Corporation’s common stock at any time during the applicable testing period may be subject to U.S. federal income tax on the disposition of such common stock under FIRPTA. In addition, a separate valuation of the Class B common stock of ESH REIT and common stock of the Corporation may not be available. As a result, the portion of any gain on the disposition of a Paired Share that is attributable to shares of common stock of the Corporation, and subject to FIRPTA, may be difficult to determine. Qualified Foreign Pension Funds are not subject to tax (including withholding tax) under FIRPTA with respect to gain from the disposition of stock in a United States real property holding corporation.
If ESH REIT was to lose its REIT status, it could materially adversely affect the Corporation, and therefore materially adversely affect the Company.
The Corporation receives, and is expected to continue to receive, a substantial portion of its income in the form of distributions from ESH REIT. If ESH REIT was not treated as a REIT, it would be subject to U.S. federal income tax on its taxable income at the regular corporate rate, and distributions to holders of its stock, including the Corporation, would not be deductible by it in computing its taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to holders of its stock, including the Corporation, and would likely reduce the value of the ESH REIT Class A common stock held by the Corporation, which in-turn could have a material adverse effect on the value of the Corporation’s common stock and our Paired Shares. See “—Risks Related to ESH REIT and its Status as a REIT.”
Risks Related to our Paired Shares
If our stock price fluctuates, you could lose a significant part of your investment.
The market price of our Paired Shares may be influenced by many factors including:
•announcements of new hotels, brands, products, services or strategies or significant price reductions by us, our third-party owners or our competitors;
•changes in tax law or interpretations thereof;
•the failure of securities analysts to cover our Paired Shares or changes in analysts’ financial estimates;
•variations in quarterly results of operations compared to market expectations;
•default on our indebtedness or foreclosure of our hotel properties;
•economic, political, legal and regulatory factors unrelated to our performance;
•increased competition;
•the timing and volume of repurchases of Paired Shares pursuant to our combined Paired Share repurchase program;
•future sales of our Paired Shares or the perception that such sales may occur;
•investor perceptions of us, our third-party owners and the lodging industry;
•events beyond our control, such as acts of war, armed hostilities, terrorist attacks, travel-related health concerns, government shutdowns, interruptions in transportation systems, travel-related accidents, fires, natural and man-made disasters and severe weather events; and

•the other factors listed in this “Risk Factors” section.
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
The charters of the Corporation and ESH REIT authorize us to issue 3,500,000,000 Paired Shares, of which 177,254,938 Paired Shares are outstanding as of February 21, 2020. We may issue Paired Shares or other securities from time to time, including as consideration for future acquisitions and investments. If any such acquisition or investment is significant, the number of Paired Shares, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those Paired Shares or other securities, including in connection with any such acquisitions and investments.
We have also filed a registration statement on Form S-8 covering 8,000,000 Paired Shares issuable under our employee benefit plans. Paired Shares registered and ultimately issued under such registration statement may become available for sale in the open market.
Our combined Paired Share repurchase program may not enhance long-term shareholder value and could increase the volatility of the market price of the Paired Shares and diminish our cash reserves.
The combined Paired Share repurchase program authorized by our Boards of Directors does not obligate the Corporation or ESH REIT to repurchase any specific dollar amount, or to acquire any specific number, of Paired Shares, and there can be no guarantee that our Boards of Directors will authorize any further increases to, or extensions of, our existing combined Paired Share repurchase program. The timing and amount of repurchases, if any, will depend upon several factors, including market conditions, business conditions, statutory and contractual restrictions, the trading price of our Paired Shares and the nature of other investment opportunities available to us. The combined Paired Share repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our Paired Shares pursuant to our combined Paired Share repurchase program could affect our stock price and increase its volatility. The existence of a combined Paired Share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our Paired Shares. Additionally, our combined Paired Share repurchase program could diminish our cash reserves, which may impact our ability to finance or pursue our business strategies and/or discharge liabilities. Our Paired Share repurchases may not enhance shareholder value because the market price of our Paired Shares may decline below the prices at which we repurchased Paired Shares and short-term stock price fluctuations could reduce the program’s effectiveness.
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
The Corporation and ESH REIT are Delaware corporations, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing shareholders. In addition, provisions of the Corporation’s and ESH REIT’s charters and bylaws may make it more difficult for, or prevent a third party from, acquiring control of us without the approval of our Boards of Directors. These provisions include, among others:
•the ability of our Boards of Directors to designate one or more series of preferred stock and issue shares of preferred stock without shareholder approval;
•actions by shareholders may not be taken by written consent and shareholders may not call special meetings;
•the sole power of a majority of the Boards of Directors to fix the number of directors;
•advance notice requirements for nominating directors or introducing other business to be conducted at shareholder meetings; and
•the affirmative supermajority vote of our shareholders to amend anti-takeover provisions in our charters and bylaws.
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
The Corporation has 7,130 shares of 8.0% voting preferred stock outstanding and ESH REIT has 125 shares of 12.5% preferred stock outstanding as of December 31, 2019. The Corporation’s charter authorizes the Corporation to issue up to 350,000,000 shares of one or more additional series of preferred stock. ESH REIT’s charter authorizes ESH REIT to issue up to 350,000,000 shares of one or more additional series of preferred stock. The Boards of Directors of the Corporation and ESH

REIT have the authority to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series without any further vote or action by shareholders. Preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our Paired Shares. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our Paired Shares at a premium over the market price and adversely affect the market price and the voting and other rights of the holders of our Paired Shares.
ESH REIT may be subject to adverse legislative or regulatory tax changes that could adversely affect the market price of our Paired Shares.
At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation, or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. ESH REIT, the Corporation and holders of Class B common stock could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation, including the TCJA, which could effectively eliminate our structure or certain benefits of our structure and in-turn, adversely affect the market price of our Paired Shares.
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
Under ESH REIT’s charter, its Board of Directors may terminate its REIT status without the consent of its shareholders at any time if the board no longer deems it in the best interests of ESH REIT to continue to qualify under the Code as a REIT. Circumstances that the board may consider in making such a determination may include, for example:
•the enactment of new legislation that would significantly reduce or further eliminate the benefits of being a REIT or having a paired share arrangement;
•to facilitate a transaction whose benefits outweigh the benefits of maintaining ESH REIT’s status as a REIT; or

•ESH REIT no longer being able to satisfy the REIT requirements.
With respect to this determination, ESH REIT’s board must fulfill at all times its fiduciary duties and, therefore, it is not possible to predict at this time the circumstances under which the board would terminate ESH REIT’s status as a REIT. If ESH REIT’s status as a REIT is terminated, its taxable income will be subject to U.S. federal income taxation at the regular corporate rate. If ESH REIT’s status was terminated and it was not entitled to relief under certain Code provisions, it would be unable to elect REIT status for the four taxable years following the year during which it ceased to so qualify.
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
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. We are required to provide reliable financial statements and reports to our shareholders. To monitor the accuracy and reliability of our financial reporting, we have established an internal audit function that oversees our internal controls. We have developed policies and procedures with respect to company-wide business processes and cycles in order to implement effective internal control over financial reporting. We have established controls and procedures designed to ensure that all revenues and expenses are properly recorded and reported as required. While we have undertaken substantial work to comply with Section 404 of the Sarbanes-Oxley Act, we cannot be certain that we will be successful in maintaining effective internal control over our financial reporting and may determine in the future that our existing internal controls need improvement. In addition, preparing our financial statements requires us to have access to information regarding the financial condition and results of operations of our third-party owners. Any deficiencies in the internal controls over financial reporting of our third-party owners may affect our ability to report our financial results accurately or in a timely manner or prevent fraud. Such deficiencies could also result in restatements of, or other adjustments to, our previously reported or announced operating results. If we fail to comply with or maintain proper internal controls, or if our third-party owners are not able to provide their financial information for any meaningful period or fail to meet expected deadlines, we could be materially harmed or fail to meet our reporting obligations in a timely manner, or at all. In addition, the existence of a material weakness in our internal controls could result in errors in our financial statements that could require a restatement, cause us to fail to meet our reporting obligations, result in or cause us to incur remediation costs, attract regulatory scrutiny or lawsuits and cause investors to lose confidence in our reported financial information, leading to a substantial decline in the market price of Paired Shares.
Item 1B. Unresolved Staff Comments
None.

Item 2.  Properties
As of December 31, 2019, we owned 557 hotels. The average age of our hotel properties at December 31, 2019 was 20.4 years. We are under long-term ground leases at four of our hotel properties with initial terms terminating at various dates between 2023 and 2096, with several of the leases including multiple renewal options for generally five or ten year periods. Other than the ground leases described above, all hotel properties and grounds are wholly-owned. The following table provides certain information regarding our hotels.

State/Country	Number of Hotels	Number of Rooms	% of Total Rooms
California	83	10,047	16.2%
Florida	54	6,010	9.7%
Texas	39	4,548	7.3%
North Carolina	31	3,168	5.1%
Illinois	30	3,444	5.6%
Virginia	30	3,291	5.3%
Georgia	21	2,137	3.5%
Washington	19	2,182	3.5%
Maryland	19	2,066	3.3%
New Jersey	18	2,098	3.4%
Michigan	18	1,989	3.2%
Tennessee	17	1,778	2.9%
Pennsylvania	16	1,711	2.8%
Arizona	14	1,612	2.6%
Ohio	14	1,378	2.2%
Massachusetts	12	1,334	2.2%
South Carolina	12	1,201	1.9%
New York	11	1,326	2.1%
Colorado	11	1,266	2.0%
Minnesota	10	1,044	1.7%
Missouri	8	858	1.4%
Alabama	7	694	1.1%
Indiana	7	616	1.0%
Wisconsin	6	666	1.1%
Kentucky	6	573	0.9%
Oregon	5	643	1.0%
Connecticut	5	570	0.9%
Nevada	4	529	0.9%
Utah	4	484	0.8%
Louisiana	4	429	0.7%
Alaska	4	419	0.7%
Rhode Island	4	402	0.7%
Arkansas	3	306	0.5%
Mississippi	3	274	0.4%
Montana	2	208	0.3%
Iowa	2	190	0.3%
Delaware	1	142	0.2%
Idaho	1	107	0.2%
New Hampshire	1	101	0.2%
Maine	1	92	0.2%
Total	557	61,933	100%
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
As of December 31, 2019, the following six purported class action lawsuits have been filed against the Company:

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
The complaints above allege, among other things, failure to provide meal and rest periods, wage and hour violations and violations of the Fair Credit Reporting Act. The complaints seek, among other relief, collective and class certification of the lawsuits, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the court might find just and proper.
With respect to the Fair Credit Reporting Act violations alleged in the lawsuits described above, the parties reached a tentative settlement agreement in May 2019, which is subject to certain conditions, including court approval. During the year ended December 31, 2019, the Company recorded a payable and a corresponding insurance receivable for the amount of the tentative settlement. The expected resolution of the alleged Fair Credit Reporting Act violations in the lawsuits did not have, and is not expected to have, a material adverse impact on the Company’s consolidated financial statements, results of operations or liquidity.
With respect to the meal and rest period and the wage and hour violations alleged in the lawsuits described above, excluding the Sanchez lawsuit, the parties reached a tentative settlement agreement in January 2020, which is subject to certain conditions, including court approval. During the fourth quarter of 2019, the Company incurred a loss and recorded a charge equal to the amount of the tentative settlement. The expected resolution of the alleged meal and rest period and wage and hour violations in the lawsuits did not have, and is not expected to have, a material adverse impact on the Company’s consolidated financial statements, results of operations or liquidity.
With respect to the Sanchez lawsuit, although the Company believes it is reasonably possible that it may incur losses associated with such matter, it is not possible to estimate the amount of loss or range of loss, if any, that might result from adverse judgments, settlements or other resolution based on the early stage of the lawsuit, the uncertainty as to the certification of a class or classes and the size of any certified class, if applicable, and the lack of resolution of significant factual and legal issues. However, depending on the amount and timing, an unfavorable resolution of the lawsuit or a change in the Company's assessment of the likelihood of loss could have a material adverse effect on the Company’s consolidated financial statements, results of operations or liquidity in a future period. We believe that we have meritorious defenses and are prepared to vigorously defend the lawsuit.
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
Our Paired Shares are traded on the Nasdaq Global Select Market under the symbol “STAY.” Before June 25, 2018, our Paired Shares were traded on the New York Stock Exchange.
All issued and outstanding shares of Class A common stock of ESH REIT are held by the Corporation and have never been publicly traded.
Holders of Record
As of February 21, 2020, there were 4 holders of record of our Paired Shares and the Corporation was the only holder of ESH REIT’s Class A common stock. Because the substantial majority of our Paired Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial owners represented by these record holders.
Distribution Policies
In 2020, we intend to maintain or increase our current distribution rate of $0.23 per Paired Share per quarter unless our consolidated results of operations, net income, Adjusted EBITDA, liquidity, cash flows, financial condition or prospects, economic conditions or other factors, including future capital expenditures and asset dispositions, differ materially from our current assumptions. We intend to continue to make a significant portion of our expected total annual distributions in respect of the Class B common stock of ESH REIT. In the event distributions in respect of the Class B common stock of ESH REIT are not sufficient to meet our expected Paired Share distributions and/or additional tax efficiency opportunities exist, the expected Paired Share distributions may include, as they have in prior periods, distributions in respect of the common stock of the Corporation using funds distributed to the Corporation in respect of the Class A common stock of ESH REIT, after allowance for tax, if any, on those funds. For the year ended December 31, 2019, the Corporation’s common distributions were classified as 100% qualified dividends and ESH REIT’s distributions per Class A and Class B common shares were classified as 100% ordinary income.
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
Corporation Distribution Policy
The Corporation is expected to continue to pay distributions on its common stock to meet a portion of our expected distribution rate on our Paired Shares. The payment of Corporation distributions is at the discretion of the Corporation’s Board of Directors. Any such distributions will be made subject to the Corporation’s compliance with applicable law and will depend on, among other things, the Corporation’s results of operations, net income, liquidity, cash flows, financial condition or prospects, economic conditions, ability to effectively execute certain tax planning strategies, compliance with applicable law, the receipt of distributions from ESH REIT in respect of the Class A common stock, level of indebtedness, capital requirements, contractual restrictions, restrictions in any existing and future debt agreements of the Corporation and ESH REIT and other factors. The Corporation’s ability to pay distributions significantly depends on its receipt of cash distributions from ESH REIT in respect of the Class A common stock, which may further restrict its ability to pay distributions. In particular, ESH REIT’s ability to pay distributions is restricted by the terms of its indebtedness. See Note 7 to each of the consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K, for a description of restrictions on the Corporation’s and ESH REIT’s ability to pay distributions under their respective existing debt agreements and/or obligations.
On February 26, 2020, the Board of Directors of the Corporation declared a cash distribution of $0.09 per common share for the fourth quarter of 2019. The distribution is payable on March 26, 2020 to shareholders of record as of March 12, 2020.

ESH REIT Distribution Policy
In order to qualify and maintain its status as a REIT, ESH REIT must distribute annually to its shareholders an amount at least equal to:
•90% of its REIT taxable income, computed without regard to the deduction for dividends paid and excluding any net capital gain; plus
•90% of the excess of its net income, if any, from foreclosure property over the tax imposed on such income by the Code; less
•the sum of certain items of non-cash income that exceeds a percentage of ESH REIT’s income.
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
Holders of ESH REIT Class A and Class B common stock are entitled to any common stock distributions that ESH REIT’s Board of Directors may declare. Approximately 58% of ESH REIT’s distributions are paid to the Corporation on account of its ownership of all of the outstanding Class A common stock. Each share of Class A and Class B common stock is entitled to the same amount of distributions per share, subject to one exception; ESH REIT may declare and pay taxable stock dividends in respect of the Class A common stock that differ from dividends paid in respect of the Class B common stock in order to maintain its REIT status.
ESH REIT’s ability to pay distributions is restricted by the terms of its indebtedness. In cases in which the terms of any of ESH REIT’s existing or future indebtedness prohibits the payment of cash dividends, ESH REIT may declare and pay taxable stock dividends in order to maintain its REIT status. See Note 7 to the consolidated financial statements of ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K, for a description of the restrictions on ESH REIT’s ability to pay distributions under its existing debt agreements and/or obligations. In cases where ESH REIT distributes additional shares of its Class B common stock to the holders of its Class B common stock, the Corporation may correspondingly distribute a number of additional shares of its common stock, which together with the shares of Class B common stock distributed by ESH REIT would form Paired Shares.
On February 26, 2020, the Board of Directors of ESH REIT declared a cash distribution of $0.14 per Class A and Class B common share for the fourth quarter of 2019. This distribution is payable on March 26, 2020 to shareholders of record as of March 12, 2020.
Stock Performance Graph
The following graph compares the total shareholder return on our Paired Shares to the cumulative total returns of the S&P 500 Stock Index (“S&P 500”) and the S&P 500 Hotels, Resorts & Cruise Lines Index (“S&P Hotel Index”) for the period from December 31, 2014 through December 31, 2019. The graph assumes an initial investment of $100 on December 31, 2014, in our Paired Shares and in each of the indices and also assumes the reinvestment of dividends where applicable. The results shown in the graph below are not necessarily indicative of future performance.

STAY Total Return vs. Indices Since Fiscal Year 2014
STAY
S&P 500
S&P Hotel Index
$200.00
$150.00
$100.00
$50.00
$-
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/30/2016
3/31/2017
6/30/2017
9/29/2017
12/29/2017
3/30/2018
6/29/2018
9/28/2018
12/31/2018
3/30/2019
6/29/2019
9/28/2019
12/31/2019

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
Recent Sales of Unregistered Equity Securities and Use of Proceeds from Registered Securities
None.
Purchases of Equity Securities by the Issuers and Affiliated Purchasers
The following table sets forth all purchases made by or on behalf of the Corporation and ESH REIT or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of Paired Shares during the fourth quarter of 2019:

Period	Total number of Paired Shares purchased(1)	Average price paid per Paired Share(2)	Total number of Paired Shares purchased as part of publicly announced program(1) (3)	Maximum dollar value that may yet be purchased under the program(3)(4)
October 1- October 31, 2019	1,691,685	$14.47	1,691,685	$180,839,100
November 1- November 30, 2019	1,363,445	$14.64	1,363,445	$160,878,800
December 1- December 31, 2019	1,971,775	$14.55	1,971,775	$132,182,558
Total	5,026,905	$14.55	5,026,905	$132,182,558
________________________

(1)Represents an equal number of Corporation common shares and ESH REIT Class B common shares, which are paired together on a one-for-one basis to form Paired Shares.
(2)In the aggregate, the Corporation and ESH REIT paid $46.6 million and $26.6 million, including transaction fees, respectively, for their respective portion of the Paired Shares that were repurchased and retired during the three months ended December 31, 2019.
(3)In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program. As a result of several increases in authorized amounts and program extensions, the combined Paired Share repurchase program currently authorizes the Corporation and ESH REIT to purchase up to $550 million in Paired Shares through December 31, 2020. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans).
(4)As of month end.
Subsequent to December 31, 2019, the Corporation and ESH REIT repurchased and retired their respective portion of 2.2 million Paired Shares for $19.8 million and $11.3 million, including transaction fees, respectively. As of February 21, 2020, $101.1 million remained available under the combined Paired Share repurchase program.

Item 6.  Selected Financial Data
Selected Historical Financial and Other Data—The Company
The selected historical consolidated financial data of the Company for the years ended December 31, 2019, 2018 and 2017 and as of December 31, 2019 and 2018 have been derived from the Company’s audited consolidated financial statements, included in Item 8 of this combined annual report on Form 10-K. The selected historical consolidated financial data of the Company for the years ended December 31, 2016 and 2015 and as of December 31, 2017, 2016 and 2015 have been derived from the audited consolidated financial statements of the Company not included elsewhere in this combined annual report on Form 10-K. The following information should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical audited consolidated financial statements of Extended Stay America, Inc. and related notes and other financial information included herein.

	The Company
(Dollars in thousands, except ADR, RevPAR, per share and per Paired Share data)	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Statement of operations data:
Total revenues	$1,218,219	$1,275,059	$1,282,725	$1,270,593	$1,284,753
Hotel operating expenses	582,321	583,029	585,545	580,772	604,087
Total operating expenses	896,425	940,269	934,582	909,954	915,620
Income from operations	321,826	377,937	361,075	360,664	500,072
Net income	165,138	211,756	172,188	163,352	283,022
Net income attributable to noncontrolling interests	(95,470)	(98,892)	(93,341)	(93,420)	(169,982)
Net income attributable to Extended Stay America, Inc. common shareholders or members	69,668	112,864	78,847	69,932	113,040
Net income per Extended Stay America, Inc. common share - basic	$0.37	$0.60	$0.41	$0.35	$0.55
Net income per Extended Stay America, Inc. common share - diluted	$0.37	$0.59	$0.41	$0.35	$0.55
Cash distributions paid per Extended Stay America, Inc. common share	$0.36	$0.24	$0.29	$0.37	$0.06
Distributions declared per Extended Stay America, Inc. common share	$0.36	$0.24	$0.29	$0.31	$0.12
Other financial data:
Cash flows provided by (used in) (1):
Operating activities	$399,950	$449,850	$446,520	$422,404	$429,784
Investing activities	(259,809)	106,276	(99,140)	(222,266)	77,323
Financing activities	(81,879)	(403,607)	(302,471)	(551,945)	(244,075)
Capital expenditures	261,294	209,274	166,378	225,323	204,717
Hotel Operating Profit(a)	619,842	679,566	705,787	700,561	689,965
Hotel Operating Margin(a)	51.8%	54.0%	55.0%	55.1%	53.7%
EBITDA(b)	$519,617	$588,031	$590,690	$583,549	$701,237
Adjusted EBITDA(b)	535,038	599,737	622,905	615,658	603,081
FFO(c)	331,779	382,440	355,044	339,386	336,531
Adjusted FFO(c)	337,556	382,783	357,070	359,333	338,923
Adjusted FFO per Paired Share—diluted(c)	$1.81	$2.02	$1.84	$1.79	$1.66
Paired Share Income(d)	165,122	211,740	172,172	163,336	283,006
Adjusted Paired Share Income(d)	178,200	216,406	192,945	199,007	194,699
Adjusted Paired Share Income per Paired Share—diluted(d)	$0.95	$1.14	$1.00	$0.99	$0.95
Operating data (owned hotels):
Rooms (at period end)	61,933	61,552	68,686	69,383	69,383
Occupancy	76.7%	75.9%	74.5%	74.1%	73.7%
ADR	$67.97	$69.67	$67.19	$66.43	$62.22
RevPAR	$52.16	$52.86	$50.09	$49.23	$45.89
______________________
(1)Effective January 1, 2018, the Company adopted FASB updates that require debt prepayment and extinguishment costs, previously classified as operating activities, to be classified as financing activities, as well as changes in restricted cash, previously included in investing activities, to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period balances. Because adoption of these updates required retrospective application, historical financial information contained in this Item 6 and elsewhere in this report has been restated to reflect the retrospective impact of adoption. See Note 2 to the consolidated financial statements of Extended Stay America, Inc., included in Item 8 of this combined annual report on Form 10-K.

	The Company
(In thousands)	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Balance sheet data:
Total assets	$4,030,596	$3,924,210	$4,076,053	$4,180,304	$4,528,900
Total debt, net of unamortized deferred financing costs and discounts	2,632,636	2,395,507	2,534,768	2,585,274	2,762,388
Mandatorily redeemable preferred stock	7,130	7,130	7,133	21,202	21,202
Noncontrolling interests	479,978	524,618	565,264	582,407	608,684
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
The following table provides a reconciliation of net income to Hotel Operating Profit and Hotel Operating Margin for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 (in thousands):

	The Company
	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net income	$165,138	$211,756	$172,188	$163,352	$283,022
Income tax expense	29,315	42,076	59,514	34,351	76,536
Interest expense, net	127,764	124,870	129,772	164,537	137,782
Other non-operating (income) expense	(391)	(765)	(399)	(1,576)	2,732
Other income	(32)	(669)	(2,959)	(25)	(45)
Gain on sale of hotel properties, net	—	(42,478)	(9,973)	—	(130,894)
Impairment of long-lived assets	2,679	43,600	25,169	9,828	9,011
Depreciation and amortization	197,400	209,329	229,216	221,309	203,897
General and administrative expenses	95,155	91,094	94,652	98,045	98,625
Loss on disposal of assets (1)	6,072	3,413	8,607	10,740	9,299
Franchise and management fees	(5,412)	(3,310)	—	—	—
Other expenses from franchised and managed properties, net of other revenues	2,154	650	—	—	—
Hotel Operating Profit	$619,842	$679,566	$705,787	$700,561	$689,965

Room revenues	$1,171,726	$1,237,311	$1,260,868	$1,250,865	$1,265,653
Other hotel revenues	24,365	21,871	21,857	19,728	19,100
Total room and other hotel revenues	$1,196,091	$1,259,182	$1,282,725	$1,270,593	$1,284,753
Hotel Operating Margin	51.8%	54.0%	55.0%	55.1%	53.7%
______________________
(1)Included in hotel operating expenses in the consolidated statements of operations.
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

The following table provides a reconciliation of net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 (in thousands):

	The Company
	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net income	$165,138	$211,756	$172,188	$163,352	$283,022
Interest expense, net	127,764	124,870	129,772	164,537	137,782
Income tax expense	29,315	42,076	59,514	34,351	76,536
Depreciation and amortization	197,400	209,329	229,216	221,309	203,897
EBITDA	519,617	588,031	590,690	583,549	701,237
Non-cash equity-based compensation	6,913	7,724	7,552	12,000	10,500
Impairment of long-lived assets	2,679	43,600	25,169	9,828	9,011
Gain on sale of hotel properties, net	—	(42,478)	(9,973)	—	(130,894)
Other expense(1)	5,829	2,860	9,467	10,281	13,227
Adjusted EBITDA	$535,038	$599,737	$622,905	$615,658	$603,081
______________________
(1)Includes loss on disposal of assets, non-operating expense (income), including mark-to-market impact of interest rate hedges and foreign currency transaction costs, and certain costs associated with acquisitions, dispositions and capital transactions. Loss on disposal of assets totaled $6.1 million, $3.4 million, $8.6 million, $10.7 million and $9.3 million, respectively.

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

The following table provides a reconciliation of net income attributable to Extended Stay America, Inc. common shareholders to FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 (in thousands, except per Paired Share data):

	The Company
	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net income per Extended Stay America, Inc. common share - diluted	$0.37	$0.59	$0.41	$0.35	$0.55

Net income attributable to Extended Stay America, Inc. common shareholders	$69,668	$112,864	$78,847	$69,932	$113,040
Noncontrolling interests attributable to Class B common shares of ESH REIT	95,454	98,876	93,325	93,404	169,966
Real estate depreciation and amortization	191,560	204,095	224,559	216,950	199,857
Impairment of long-lived assets	2,679	43,600	25,169	9,828	9,011
Gain on sale of hotel properties, net	—	(42,478)	(9,973)	—	(130,894)
Tax effect of adjustments to net income attributable to Extended Stay America, Inc. common shareholders	(27,582)	(34,517)	(56,883)	(50,728)	(24,449)
FFO	331,779	382,440	355,044	339,386	336,531
Debt modification and extinguishment costs	6,733	1,621	2,351	26,233	3,014
Other (income) expense(1)	—	(1,208)	314	—	—
Tax effect of adjustments to FFO	(956)	(70)	(639)	(6,286)	(622)
Adjusted FFO	$337,556	$382,783	$357,070	$359,333	$338,923
Adjusted FFO per Paired Share—diluted	$1.81	$2.02	$1.84	$1.79	$1.66
Weighted average Paired Shares outstanding-diluted	186,822	189,821	193,670	200,736	204,567
______________________
(1)Includes mark-to-market impact of interest rate hedges and certain other non-operating (income) expense.

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
The following table provides a reconciliation of net income attributable to Extended Stay America Inc. common shareholders to Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 (in thousands, except per Paired Share data):

	The Company
	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net income per Extended Stay America, Inc. common share - diluted	$0.37	$0.59	$0.41	$0.35	$0.55

Net income attributable to Extended Stay America, Inc. common shareholders	$69,668	$112,864	$78,847	$69,932	$113,040
Noncontrolling interests attributable to Class B common shares of ESH REIT	95,454	98,876	93,325	93,404	169,966
Paired Share Income	165,122	211,740	172,172	163,336	283,006
Debt modification and extinguishment costs	6,733	1,621	2,351	26,233	3,014
Impairment of long-lived assets	2,679	43,600	25,169	9,828	9,011
Gain on sale of hotel properties, net	—	(42,478)	(9,973)	—	(130,894)
Other expense(1)	5,829	2,860	9,467	10,281	13,227
Tax effect of adjustments to Paired Share Income	(2,163)	(937)	(6,241)	(10,671)	17,335
Adjusted Paired Share Income	$178,200	$216,406	$192,945	$199,007	$194,699
Adjusted Paired Share Income per Paired Share - diluted	$0.95	$1.14	$1.00	$0.99	$0.95
Weighted average Paired Shares outstanding - diluted	186,822	189,821	193,670	200,736	204,567
______________________
(1)Includes loss on disposal of assets, non-operating (income) expense, including mark-to-market impact of interest rate hedges and foreign currency transaction costs, and certain costs associated with acquisitions, dispositions and capital transactions. Loss on disposal of assets totaled $6.1 million, $3.4 million, $8.6 million, $10.7 million and $9.3 million, respectively.

Selected Historical Financial and Other Data—ESH REIT
The selected historical consolidated financial data of ESH REIT for the years ended December 31, 2019, 2018 and 2017 and as of December 31, 2019 and 2018 have been derived from the audited consolidated financial statements of ESH REIT, included in Item 8 of this combined annual report on Form 10-K. The selected historical consolidated financial data of ESH REIT for the years ended December 31, 2016 and 2015 and as of December 31, 2017, 2016 and 2015 have been derived from the audited consolidated financial statements of ESH REIT not included elsewhere in this combined annual report on Form 10-K. The following information should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical audited consolidated financial statements of ESH Hospitality, Inc. and related notes and other financial information included herein.

	ESH REIT
(In thousands, except per share data)	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Statement of operations data:
Rental revenues from Extended Stay America, Inc.	$649,898	$667,428	$683,500	$694,275	$719,635
Hotel operating expenses	86,019	85,089	90,495	89,166	97,062
Total operating expenses	295,006	307,647	345,826	319,824	312,079
Income from operations	354,907	354,802	346,909	374,456	524,209
Net income	225,887	230,129	214,984	212,207	378,184
Net income per ESH Hospitality, Inc. common share:
Class A-basic	$0.52	$0.52	$0.49	$0.47	$0.83
Class A-diluted	$0.52	$0.52	$0.48	$0.47	$0.83
Class B-basic	$0.52	$0.52	$0.48	$0.47	$0.83
Class B-diluted	$0.52	$0.52	$0.48	$0.47	$0.83
Cash distributions paid per ESH Hospitality, Inc. common share:
Class A	$0.55	$0.63	$0.53	$0.62	$0.60
Class B	$0.55	$0.63	$0.53	$0.62	$0.60
Distributions declared per ESH Hospitality, Inc. common share:
Class A	$0.55	$0.63	$0.53	$0.43	$0.79
Class B	$0.55	$0.63	$0.53	$0.43	$0.79
Other financial data:
Cash flows provided by (used in) (1):
Operating activities	$436,752	$466,458	$473,593	$492,349	$512,880
Investing activities	(253,398)	111,718	(102,506)	(219,299)	71,980
Financing activities	(65,758)	(454,553)	(370,022)	(503,401)	(384,474)
Capital expenditures	254,883	203,832	163,797	222,257	199,135
______________________
(1)Effective January 1, 2018, ESH REIT adopted FASB updates that require debt prepayment and extinguishment costs, previously classified as operating activities, to be classified as financing activities, as well as changes in restricted cash, previously included in investing activities, to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period balances. Because adoption of these updates required retrospective application, historical financial information contained in this Item 6 and elsewhere in this report has been restated to reflect the retrospective impact of adoption. See Note 2 to the consolidated financial statements of ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K.

	ESH REIT
(In thousands)	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Balance sheet data:
Total assets	$3,907,454	$3,728,382	$3,935,433	$4,077,505	$4,316,549
Total debt, net of unamortized deferred financing costs and discounts	2,632,636	2,395,507	2,534,768	2,635,274	2,762,388
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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s and ESH REIT’s consolidated financial statements, each of which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those relating to property and equipment (including the estimated useful lives of tangible assets and in the assessment of tangible and intangible assets for impairment), goodwill, revenue recognition, income taxes and investments. Our estimates and judgments are based on information that is then available to us, our experience and various matters that we believe are reasonable and appropriate for consideration under the circumstances. Actual results may differ significantly from these estimates under different assumptions and conditions.
The following discussion contains forward-looking statements. Actual results may differ materially from results suggested by our forward-looking statements for various reasons, including those discussed in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Those sections expressly qualify any subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf.
The following discussion should be read in conjunction with “About this Combined Annual Report—Certain Defined Terms,” “Business—Our Company,” “Selected Historical Financial and Other Data—The Company,” “Selected Historical Financial and Other Data—ESH REIT,” and each of the consolidated financial statements and related notes of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K. Unless otherwise defined in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for definitions related to our indebtedness, see Note 7 to each of the consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K.
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

Overview
We are the largest integrated owner/operator of company-branded hotels in North America. Our business operates in the extended stay segment of the lodging industry, and we have the following reportable operating segments:
•Owned hotels—Earnings are derived from the operation of Company-owned hotel properties and include room and other hotel revenues.
•Franchise and management—Earnings are derived from fees under various franchise and management agreements with third parties. These contracts provide us the ability to earn compensation for licensing the Extended Stay America brand name, providing access to shared system-wide platforms and/or management services.
As of December 31, 2019, we owned and operated 557 hotel properties in 40 U.S. states, consisting of approximately 61,900 rooms, and franchised or managed 73 hotel properties for third parties, consisting of approximately 7,500 rooms. All 630 system-wide hotels operate under the Extended Stay America brand, which serves the mid-price extended stay segment and accounts for approximately 42% of the segment by number of rooms in the United States. See “Business” for additional information on our Company.
Our current and future plans include some or all of the following:
•continuing to invest capital in our hotels, both on an ongoing basis and through future cyclical hotel renovation programs, where justified by anticipated returns on investment;
•building new Extended Stay America hotel properties which we expect to own and operate;
•selling non-strategic hotels to buyers who may franchise the Extended Stay America brand from us and for whom we may perform management or other services;
•converting existing hotels to the Extended Stay America brand, either as franchises or on our own balance sheet;
•franchising the Extended Stay America brand to newly-constructed hotel properties built and owned by third parties for whom we may perform management or other services;

•acquiring additional hotel properties; and
•repurposing and/or rebuilding certain of our hotel properties.
Hotel Acquisitions and New Hotel Openings
The table below summarizes hotel acquisitions and new owned hotel openings during the years ended December 31, 2019 and 2018. No hotels were acquired and no new owned hotels were opened during the year end December 31, 2017. All hotels were converted or opened under the Extended Stay America brand.

Date	Location	Number of Hotels	Number of Rooms	Acquisition / New-Build
May 2018	South Carolina	1	115	Acquisition
September 2018 (1)	South Carolina	1	107	Acquisition
November 2019	Florida	1	121	Acquisition
December 2019	Florida	1	124	New-Build
December 2019	Arizona	1	136	New-Build
(1) Hotel acquired was under construction and opened in the fourth quarter of 2018.
Hotel Dispositions
No hotels were sold during the year ended December 31, 2019. The table below summarizes hotel dispositions for the years ended December 31, 2018 and 2017 (in thousands, except number of hotels and number of rooms).

Year	Brand	Location	Month Sold	Number of Hotels	Number of Rooms	Net Proceeds	Gain (Loss) on Sale		Franchised/Managed (1)
2018	Extended Stay America	Various	November	14	1,386	$34,855	$1,331	(2)	Yes
2018	Extended Stay America	Various	September	16	1,677	$60,710	$6,293	(2)	Yes
2018	Extended Stay America	Various	September	16	1,772	$58,144	$(3,014)	(2)	Yes
2018	Extended Stay America	Various	February	25	2,420	$111,156	$6,810	(2)	Yes
2018	Extended Stay America	Texas	March	1	101	$44,090	$31,058		No	(3)
2017	Extended Stay America	Colorado	December	1	160	$15,985	$11,870		No	(3)
2017	Extended Stay Canada	Canada	May	3	500	$43,551	$(1,894)	(4)	No
2017	Other	Massachusetts	May	1	101	$5,092	$(2)	(2)	No
____________________
(1)As of December 31, 2019.
(2)Net of impairment charges of $16.8 million, $24.3 million, $6.3 million, $2.1 million and $1.7 million, respectively, recorded prior to sale.
(3)Management agreement terminated in 2019.
(4)Due to the fact that the Company’s Canadian subsidiaries liquidated substantially all of their assets, $14.5 million of accumulated foreign currency translation loss was recognized at the time of sale. Additionally, an impairment charge of $12.4 million was recognized prior to sale.
See Note 4 to each of the consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K.

Franchised and Managed Hotels
The following table summarizes the number of third-party owned hotels in our franchise and management segment during the years ended December 31, 2019 and 2018.

Date	Number of franchised hotels added (removed)	Number of rooms added (removed)	Number of franchised hotels(1)	Number of franchised rooms(1)
January 2018	—	—	1	160
February 2018	25	2,420	26	2,580
March 2018	1	101	27	2,681
September 2018	32	3,449	59	6,130
November 2018	14	1,386	73	7,516
April 2019	1	115	74	7,631
July 2019	(1)	(160)	73	7,471
August 2019	(1)	(101)	72	7,370
November 2019	1	102	73	7,472
December 2019	—	—	73	7,472
(1)As of end of period.
Hotel Pipeline
As of December 31, 2019, the Company had a pipeline of 75 hotels, which consisted of the following:

Company-Owned Pipeline & Recently Opened Hotels as of December 31, 2019
Under Option		Pre-Development		Under Construction		Total Pipeline		Opened YTD
# Hotels	#Rooms	# Hotels	#Rooms	# Hotels	#Rooms	# Hotels	#Rooms	# Hotels	#Rooms
1	124	6	752	9	1,128	16	2,004	2	260

Third Party Pipeline & Recently Opened Hotels as of December 31, 2019
Commitments		Applications		Executed		Total Pipeline		Opened YTD
# Hotels	#Rooms	# Hotels	#Rooms	# Hotels	#Rooms	# Hotels	#Rooms	# Hotels	#Rooms
39	4,804	5	588	15	1,665	59	7,057	2	217

Definitions
Under Option	Locations with a signed purchase and sale agreement
Pre-Development	Land purchased, permitting and/or site work
Under Construction	Hotel is under construction
Commitments	Signed commitment to build a certain number of hotels by a third party
Applications	Third party filed franchise application with deposit
Executed	Franchise application approved, various stages of pre-development or under construction
Key Metrics Evaluated by Management
We evaluate the performance of our business through the use of certain non-GAAP financial measures and lodging industry operating metrics. Each non-GAAP financial measure should be considered as a supplemental measure to a U.S. GAAP financial measure, such as total revenues, net income, net income per share or cash flow provided by operating activities. Non-GAAP financial measures include Hotel Operating Profit, Hotel Operating Margin, EBITDA, Adjusted EBITDA, FFO, Adjusted FFO, Adjusted FFO per diluted Paired Share, Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share. We provide a more detailed discussion of these non-GAAP financial measures, how management uses such measures to evaluate our financial and operating performance, a discussion of certain limitations of such measures and a reconciliation of such measures to the nearest U.S. GAAP measures under “—Non-GAAP Financial Measures.”
Average daily rate (“ADR”) is a commonly used measure within the lodging industry. ADR represents hotel room revenues divided by total number of rooms sold in a given period. ADR measures average room price attained by a hotel or group of hotels and ADR trends provide useful information concerning pricing policies and the nature of the customer base of a hotel or group of hotels because changes in room rates have an impact on revenues and profitability.
Occupancy is a commonly used measure within the lodging industry. Occupancy represents the total number of rooms sold in a given period divided by the total number of rooms available during that period. Occupancy measures the utilization of a hotel's available capacity. Management uses occupancy to gauge demand at a specific hotel or group of hotels in a given period. Occupancy levels also help us determine achievable ADR levels as demand for hotel rooms increases or decreases.
Revenue per available room (“RevPAR”) is a commonly used measure within the lodging industry. RevPAR represents the product of average daily room rate charged and the average daily occupancy achieved for a hotel or group of hotels in a given period. RevPAR does not include ancillary revenues, such as food and beverage revenues, or parking, pet, WiFi upgrade, telephone or other guest service revenues. Although RevPAR does not include these ancillary hotel revenues, it generally is considered a key indicator of core revenues for hotels. For the year ended December 31, 2019, room revenues represented 96% of our total owned hotel revenues. RevPAR changes that are driven predominately by occupancy typically have different implications on incremental operating profitability than do changes that are driven predominately by ADR. For example, increases in occupancy at a hotel would lead to increases in room revenues and other hotel revenues, as well as incremental operating costs, including housekeeping services and amenity costs. RevPAR increases due to higher room rates, however, would generally not result in additional operational room-related costs, with the exception of those charged or incurred as a percentage of revenue, such as credit card fees. As a result, changes in RevPAR driven by increases or decreases in ADR generally have a greater effect on operating profitability than changes in RevPAR driven by occupancy levels.
Understanding Our Results of Operations – The Company
Revenues and Expenses. The following table presents the components of the Company’s revenues as a percentage of our total revenues for the year ended December 31, 2019:

Percentage of 2019 Total Revenues
• Room revenues. Room revenues relate to owned hotels and are driven primarily by ADR and occupancy. Pricing policy and customer mix are significant drivers of ADR.	96.2%
• Other hotel revenues. Other hotel revenues relate to owned hotels and include ancillary revenues such as laundry revenues, vending commissions, additional housekeeping fees, purchased WiFi upgrades, parking revenues and pet charges. Occupancy and customer mix, as well as the number and percentage of guests that have longer-term stays, have been historical drivers of our other hotel revenues.	2.0%
• Franchise and management fees. Franchise and management fees include royalty and other fees charged to third parties for use of our brand name and hotel management services. The substantial majority of these fees are based on a percentage of revenues of the franchised or managed hotels.	0.4%
•      Other revenues from franchised and managed properties. Other revenues from franchised and managed properties include the direct reimbursement of specific costs, such as on-site personnel expense, incremental reservation costs and other distribution costs, incurred by us for which we are reimbursed on a dollar-for-dollar basis. Additionally, these revenues include fees charged, based on a percentage of revenue of the franchised hotel, as reimbursement for indirect costs incurred by us associated with certain shared system-wide platforms (i.e., system services), such as marketing, technology infrastructure, central reservations, national sales and revenue management systems.
1.4%

The following table presents the components of the Company’s operating expenses as a percentage of our total operating expenses for the year ended December 31, 2019:

Percentage of 2019 Total Operating Expenses
• Hotel operating expenses. Hotel operating expenses relate to owned hotels and have both fixed and variable components. Operating expenses that are relatively fixed include personnel expense, real estate tax expense and property insurance premiums. Occupancy is a key driver of expenses that have a high degree of variability, such as housekeeping services and amenity costs. Other variable expenses include marketing costs, reservation costs, property insurance claims and repairs and maintenance expense.	65.0%
• General and administrative expenses. General and administrative expenses include expenses associated with corporate overhead. Costs consist primarily of compensation expense of our corporate staff, including equity-based compensation and severance costs, and professional fees, including audit, tax and consulting fees, legal fees and legal settlement costs.	10.6%
• Depreciation and amortization. Depreciation and amortization relates primarily to the acquisition and usage of hotels and other property and equipment, including capital expenditures incurred with respect to renovations and other capital expenditures.	22.0%
•       Impairment of long-lived assets. Impairment of long-lived assets is a charge recognized when events and circumstances indicate that the carrying value of an individual hotel asset or a group of hotel assets may not be recoverable. The estimation and evaluation of future cash flows, which is a key factor in determining the amount and/or timing of impairment charges, in particular the holding period for real estate assets and asset composition and/or concentration within real estate portfolios, relies on judgments and assumptions regarding holding period, current and future operating and economic performance and current and future market conditions. It is possible that such judgments and/or estimates will change; if this occurs, we may recognize additional impairment charges reflecting either changes in estimate, circumstance or the estimated market value of our assets.
0.3%
•       Other expenses from franchised and managed properties. Other expenses from franchised and managed properties include specific costs, such as on-site hotel personnel expense, incremental reservation costs and other distribution costs, incurred by us in the delivery of services for which we are reimbursed on a dollar-for-dollar basis. Additionally, these expenses include costs associated with shared system-wide platforms (i.e., system services), such as marketing, technology infrastructure, central reservations, national sales and revenue management systems for which we are reimbursed over time through system service (i.e., program) fees.
2.1%
Understanding Our Results of Operations – ESH REIT
Revenues. ESH REIT's sole source of revenues is lease rental revenues. ESH REIT’s rental revenues are generated from leasing its hotel properties to subsidiaries of the Corporation. Rental revenues consist of fixed minimum rental payments recognized on a straight-line basis over the lease terms plus variable rental payments based on specified percentages of total hotel revenues over designated thresholds. The initial lease term of ESH REIT's leases expired in October 2018. In connection with the five-year renewal of the leases, amended and restated leases were executed effective November 1, 2018. At such time, minimum and percentage rents were adjusted to reflect then-current market terms.
Expenses. The following table presents the components of ESH REIT’s operating expenses as a percentage of ESH REIT’s total operating expenses for the year ended December 31, 2019:

Percentage of 2019 Total Operating Expenses
• Hotel operating expenses. ESH REIT’s hotel operating expenses include expenses directly related to hotel ownership, such as real estate tax expense, property insurance premiums and loss on disposal of assets.	29.2%
• General and administrative expenses. General and administrative expenses include overhead expenses incurred directly by ESH REIT and certain administrative service costs reimbursed to the Corporation.	5.1%
• Depreciation and amortization. Depreciation and amortization relate primarily to the acquisition and usage of hotels and other property and equipment, including capital expenditures incurred with respect to renovations and other capital expenditures.	65.7%

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
Results of Operations – The Company
Comparison of Years Ended December 31, 2019 and December 31, 2018
As of December 31, 2019, the Company owned and operated 557 hotels, consisting of approximately 61,900 rooms, and franchised or managed 73 hotel properties for third parties, consisting of approximately 7,500 rooms. As of December 31, 2018, the Company owned and operated 554 hotels, consisting of approximately 61,500 rooms, and franchised or managed 73 hotel properties for third parties, consisting of approximately 7,500 rooms. See Note 4 to the consolidated financial statements of Extended Stay America, Inc., included in Item 8 of this combined annual report on Form 10-K.
The following table presents our consolidated results of operations for the years ended December 31, 2019 and 2018, including the amount and percentage change in these results between the periods (in thousands):

	Year Ended December 31,
	2019	2018	Change ($)	Change (%)
Revenues:
Room revenues	$1,171,726	$1,237,311	$(65,585)	(5.3)%
Other hotel revenues	24,365	21,871	2,494	11.4%
Franchise and management fees	5,412	3,310	2,102	63.5%
	1,201,503	1,262,492	(60,989)	(4.8)%
Other revenues from franchised and managed properties	16,716	12,567	4,149	33.0%
Total revenues	1,218,219	1,275,059	(56,840)	(4.5)%
Operating expenses:
Hotel operating expenses	582,321	583,029	(708)	(0.1)%
General and administrative expenses	95,155	91,094	4,061	4.5%
Depreciation and amortization	197,400	209,329	(11,929)	(5.7)%
Impairment of long-lived assets	2,679	43,600	(40,921)	(93.9)%
	877,555	927,052	(49,497)	(5.3)%
Other expenses from franchised and managed properties	18,870	13,217	5,653	42.8%
Total operating expenses	896,425	940,269	(43,844)	(4.7)%
Gain on sale of hotel properties, net	—	42,478	(42,478)	(100.0)%
Other income	32	669	(637)	(95.2)%
Income from operations	321,826	377,937	(56,111)	(14.8)%
Other non-operating income	(391)	(765)	374	(48.9)%
Interest expense, net	127,764	124,870	2,894	2.3%
Income before income tax expense	194,453	253,832	(59,379)	(23.4)%
Income tax expense	29,315	42,076	(12,761)	(30.3)%
Net income	165,138	211,756	(46,618)	(22.0)%
Net income attributable to noncontrolling interests (1)	(95,470)	(98,892)	3,422	(3.5)%
Net income attributable to Extended Stay America Inc. common shareholders	$69,668	$112,864	$(43,196)	(38.3)%
________________________
(1)Noncontrolling interests in Extended Stay America, Inc. include approximately 42% and 43% of ESH REIT’s common equity as of December 31, 2019 and 2018, respectively, and 125 shares of ESH REIT preferred stock.

The following table presents key operating metrics, including occupancy, ADR, RevPAR and hotel inventory for our owned hotels for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018	Change
Number of hotels (as of December 31)	557	554	3
Number of rooms (as of December 31)	61,933	61,552	381
Occupancy	76.7%	75.9%	80 bps
ADR	$67.97	$69.67	(2.4)%
RevPAR	$52.16	$52.86	(1.3)%

Renovation Displacement Data (in thousands, except percentages):
Total available room nights	22,606	22,466	140
Room nights displaced from renovation	79	—	79
% of available room nights displaced	0.3%	—%	30bps
Room revenues. Room revenues decreased by $65.6 million, or 5.3%, to $1,171.7 million for the year ended December 31, 2019 compared to $1,237.3 million for the year ended December 31, 2018 primarily due to several hotel portfolio dispositions, totaling 72 hotels, that occurred during 2018. Additionally, on a Comparable Hotel basis, room revenues decreased by $16.1 million, or 1.4%, due to a 1.3% decrease in RevPAR for hotels we owned and operated for the entirety of both periods. The 1.3% RevPAR decline for Comparable Hotels was the result of a 2.5% decrease in ADR, partially offset by a 90 bps increase in occupancy.
Other hotel revenues. Other hotel revenues increased by $2.5 million, or 11.4%, to $24.4 million for the year ended December 31, 2019, compared to $21.9 million for the year ended December 31, 2018. On a Comparable Hotel basis, other hotel revenues increased by $3.6 million, or 17.2%, due to system and process improvements that improved billing efficiency, including the collection of cancellation and other fees.
Franchise and management fees. For the year ended December 31, 2019, we earned franchise and management fees of $5.4 million, and for the year ended December 31, 2018, we earned franchise and management fees of $3.3 million. The $2.1 million increase in fees was due to the net addition of 73 hotels to our franchise and management segment throughout 2018, resulting in a partial year of fee revenue from these hotels in 2018 compared to a full year of fee revenue from these hotels in 2019. We expect franchise and management fees to increase over time as additional franchised hotels open in the future.
Other revenues from franchised and managed properties. For the year ended December 31, 2019 and 2018, we recognized $16.7 million and $12.6 million, respectively, in other revenues from franchised and managed properties. Other revenues from franchised and managed properties include both direct and indirect reimbursable costs.
Hotel operating expenses. Hotel operating expenses decreased by $0.7 million, or 0.1%, to $582.3 million for the year ended December 31, 2019 compared to $583.0 million for the year ended December 31, 2018 due to several hotel portfolio dispositions, totaling 72 hotels, that occurred during 2018. On a Comparable Hotel basis, hotel operating expenses increased by $30.1 million, or 5.5%. The increase in Comparable Hotel operating expenses was primarily due to increases in hotel-level personnel expense of $12.0 million, allowance for certain uncollectible guest balances of $4.7 million, marketing costs of $3.2 million, cable, internet, and telephone costs of $2.9 million, loss on disposal of assets of $2.7 million, insurance expense of $2.5 million and real estate tax expense of $1.6 million. We anticipate comparable operating expenses to increase in 2020 due to further increases in personnel costs and increasing costs of property insurance.
General and administrative expenses. General and administrative expenses increased by $4.1 million, or 4.5%, to $95.2 million for the year ended December 31, 2019, compared to $91.1 million for the year ended December 31, 2018. This increase was due to severance and other corporate transition costs and legal settlements totaling $10.1 million, partially offset by a decrease in compensation expense of $3.4 million and professional fees of $2.4 million.
Depreciation and amortization. Depreciation and amortization decreased by $11.9 million, or 5.7%, to $197.4 million for the year ended December 31, 2019 compared to $209.3 million for the year ended December 31, 2018, primarily due to hotel dispositions which occurred during 2018.

Impairment of long-lived assets. During the year ended December 31, 2019, we recognized an impairment charge of $2.7 million related to one hotel in New York. The impairment charge was incurred as a result of a decline in the hotel's estimated future operating cash flows. During the year ended December 31, 2018, we recognized impairment charges for 21 hotels, generally located in the Midwestern U.S., which totaled $43.6 million. The majority of the 2018 impairment charges were incurred in connection with evaluating the potential sale of certain non-core assets.
Other expenses from franchised and managed properties. For the years ended December 31, 2019 and 2018, we incurred other expenses from franchised and managed properties of $18.9 million and $13.2 million, respectively. We generally expect the cost to provide certain shared system-wide platforms to franchisees to be recovered through system service fees. System services fees are included in other revenues from franchised and managed properties.
Gain on sale of hotel properties, net. No hotels were sold during the year ended December 31, 2019. During the year ended December 31, 2018, we recognized a $42.5 million gain related to the sale of 72 hotels. We incurred impairment charges totaling $37.4 million related to 17 of the 72 sold hotels during the year ended December 31, 2018.

Other income. Less than $0.1 million of other income was recognized during the year ended December 31, 2019. Other income for the year ended December 31, 2018 was $0.7 million, which primarily related to a business interruption insurance reimbursement and the receipt of funds related to temporary easements at several of our hotel properties.
Other-non operating income. During the year ended December 31, 2019, we recognized a foreign currency transaction gain of $0.4 million related to a residual Canadian dollar-denominated deposit resulting from the 2017 sale of our Canadian hotels. During the year ended December 31, 2018, we recognized other non-operating income of $1.2 million, partially offset by a foreign currency transaction loss of $0.4 million.
Interest expense, net. During the year ended December 31, 2019, we incurred debt extinguishment and modification costs of $6.7 million, consisting of the write-off of unamortized deferred financing costs and debt discount of $5.6 million and other costs of $1.1 million, which related to the $500.0 million repayment of outstanding borrowings under the ESH REIT Term Facility and the modification of the ESH REIT Credit Facilities. During the year ended December 31, 2018, we incurred debt modification costs of $1.6 million related to repricing the ESH REIT Term Facility. Excluding debt extinguishment and modification costs, net interest expense decreased $2.2 million, or 1.8%, to $121.0 million for the year ended December 31, 2019, compared to $123.2 million for the year ended December 31, 2018, primarily due to a $3.2 million increase in interest income earned on money market investments. The Company's weighted-average interest rate was 4.7% and 4.8% as of December 31, 2019 and 2018, respectively. The Company's total debt outstanding increased to $2.6 billion, net of unamortized deferred financing costs and debt discounts, as of December 31, 2019 compared to $2.4 billion, net of unamortized deferred financing costs and debt discounts, as of December 31, 2018 as a result of ESH REIT's issuance of $750.0 million of its 2027 Notes, partially offset by $500.0 million in repayments on the ESH REIT Term Facility.
Income tax expense. Our effective income tax rate decreased to 15.1% for the year ended December 31, 2019, compared to 16.6% for the year ended December 31, 2018. The Company’s effective tax rate differs from the current federal statutory rate of 21% due to ESH REIT’s status as a REIT under the provisions of the Code. The decrease in the effective income tax rate for the year ended December 31, 2019 was due to a decrease in the percentage of ESH REIT distribution income as a percentage of total Corporation income. This decrease was partially offset by a 1.5% increase in rate due to a change in the Corporation's investment in ESH REIT temporary differences and future anticipated receipts of ESH REIT nontaxable distributions.
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

The following table presents our consolidated results of operations for the years ended December 31, 2018 and 2017, including the amount and percentage change in these results between the periods (in thousands):

	Year Ended December 31,
	2018	2017	Change ($)	Change (%)
Revenues:
Room revenues	$1,237,311	$1,260,868	$(23,557)	(1.9)%
Other hotel revenues	21,871	21,857	14	0.1%
Franchise and management fees	3,310	—	3,310	n/a
	1,262,492	1,282,725	(20,233)	(1.6)%
Other revenues from franchised and managed properties	12,567	—	12,567	n/a
Total revenues	1,275,059	1,282,725	(7,666)	(0.6)%
Operating expenses:
Hotel operating expenses	583,029	585,545	(2,516)	(0.4)%
General and administrative expenses	91,094	94,652	(3,558)	(3.8)%
Depreciation and amortization	209,329	229,216	(19,887)	(8.7)%
Impairment of long-lived assets	43,600	25,169	18,431	73.2%
	927,052	934,582	(7,530)	(0.8)%
Other expenses from franchised and managed properties	13,217	—	13,217	n/a
Total operating expenses	940,269	934,582	5,687	0.6%
Gain on sale of hotel properties, net	42,478	9,973	32,505	325.9%
Other income	669	2,959	(2,290)	(77.4)%
Income from operations	377,937	361,075	16,862	4.7%
Other non-operating income	(765)	(399)	(366)	91.7%
Interest expense, net	124,870	129,772	(4,902)	(3.8)%
Income before income tax expense	253,832	231,702	22,130	9.6%
Income tax expense	42,076	59,514	(17,438)	(29.3)%
Net income	211,756	172,188	39,568	23.0%
Net income attributable to noncontrolling interests(1)	(98,892)	(93,341)	(5,551)	5.9%
Net income attributable to Extended Stay America Inc. common shareholders	$112,864	$78,847	$34,017	43.1%

________________________
(1)Noncontrolling interests in Extended Stay America, Inc. include approximately 43% of ESH REIT’s common equity as of December 31, 2018 and 2017, and 125 shares of ESH REIT preferred stock.
The following table presents key operating metrics, including occupancy, ADR, RevPAR and hotel inventory for our owned hotels for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	Change
Number of hotels (as of December 31)	554	624	(70)
Number of rooms (as of December 31)	61,552	68,686	(7,134)
Occupancy	75.9%	74.5%	140 bps
ADR	$69.67	$67.19	3.7%
RevPAR	$52.86	$50.09	5.5%

Room revenues. Room revenues decreased by $23.6 million, or 1.9%, to $1,237.3 million for the year ended December 31, 2018, compared to $1,260.9 million for the year ended December 31, 2017 due to several hotel portfolio dispositions, totaling 72 hotels, that occurred during 2018. On a Comparable Hotel basis, room revenues increased by $23.1 million, or 2.0%, due to a 2.0% increase in RevPAR, primarily due to improved asset quality as a result of our previous cyclical hotel renovation program completed during mid-2017.

Other hotel revenues. Other hotel revenues for the year ended December 31, 2018 remained consistent with the year ended December 31, 2017 and totaled $21.9 million for each year.
Franchise and management fees. For the year ended December 31, 2018, franchise and management fees of $3.3 million were earned as a result of the franchise and/or management of 73 third-party owned hotels, which were all pre-existing Extended Stay America-branded hotels sold by the Company to third parties.
Other revenues from franchised and managed properties. For the year ended December 31, 2018, the Company recognized $12.6 million in other revenues from franchised and managed properties as a result of the franchise and/or management of 73 third-party owned hotels. Other revenues from franchised and managed properties include both direct and indirect reimbursable costs.
Hotel operating expenses. Hotel operating expenses decreased by $2.5 million, or 0.4%, to $583.0 million for the year ended December 31, 2018, compared to $585.5 million for the year ended December 31, 2017. On a Comparable Hotel basis, hotel operating expenses increased by $24.6 million, or 4.7%, due to increases in hotel-level personnel expense of $9.6 million, reservation costs of $8.4 million, which related to an increase in commissionable bookings through third-party intermediaries, maintenance expense of $3.9 million, marketing costs of $3.1 million and real estate tax expense of $1.8 million. These increases were partially offset by a $4.3 million decrease in loss on disposal of assets.
General and administrative expenses. General and administrative expenses decreased by $3.6 million, or 3.8%, to $91.1 million for the year ended December 31, 2018, compared to $94.7 million for the year ended December 31, 2017. This decrease was driven by a decrease in corporate personnel expense of $3.8 million, partially related to a decrease in short-term incentive compensation.
Depreciation and amortization. Depreciation and amortization decreased by $19.9 million, or 8.7%, to $209.3 million for the year ended December 31, 2018, compared to $229.2 million for the year ended December 31, 2017, due to hotel dispositions during 2018 and a decrease in capital expenditures as a result of the completion of our previous cyclical hotel renovation program during mid-2017.
Impairment of long-lived assets. During the year ended December 31, 2018, we recognized impairment charges for 21 hotels, generally located in the Midwestern U.S., which totaled $43.6 million. The majority of the 2018 impairment charges were incurred in connection with evaluating the potential sale of certain non-core assets. During the year ended December 31, 2017, we recognized impairment charges of $25.2 million, $12.4 million of which related to the sale of our three Canadian hotels in May 2017.
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
Gain on sale of hotel properties, net. During the year ended December 31, 2018, we recognized a $42.5 million gain related to the sale of 72 hotels. We recorded impairment charges totaling $37.4 million related to 17 of the 72 sold hotels during the year ended December 31, 2018. During the year ended December 31, 2017, we recognized an $11.9 million gain related to the sale of two hotels, partially offset by a $1.9 million loss related to the sale of our Canadian hotels.

Other income. During the year ended December 31, 2018, we recognized other income of $0.7 million, which primarily consisted of business interruption insurance reimbursement and funds related to temporary easements. During the year ended December 31, 2017, we recognized other income of $3.0 million, which consisted of the settlement of a lawsuit, the receipt of funds related to temporary easements and certain fees related to our previously owned Canadian hotels.

Other-non operating income. During the year ended December 31, 2018, we recognized other non-operating income of $1.2 million, partially offset by a foreign currency transaction loss of $0.4 million associated with a Canadian dollar-denominated deposit and an income tax liability related to the sale of our Canadian hotels in 2017. During the year ended December 31, 2017, we recognized a foreign currency transaction gain of $0.7 million, partially offset by a loss related to our interest rate swap of $0.3 million.

Interest expense, net. Net interest expense decreased $4.9 million, or 3.8%, to $124.9 million for the year ended December 31, 2018, compared to $129.8 million for the year ended December 31, 2017. This decrease was primarily a result of a $2.3 million increase in interest income earned on money market investments. The Company’s weighted average interest rate increased to 4.8% as of December 31, 2018 compared to 4.5% as of December 31, 2017. The Company’s total debt outstanding decreased to $2.4 billion, net of unamortized deferred financing costs and debt discounts, as of December 31, 2018, compared to $2.5 billion, net of unamortized deferred financing costs and debt discounts, as of December 31, 2017.
Income tax expense. Our effective income tax rate decreased to 16.6% for the year ended December 31, 2018 compared to 25.7% for the year ended December 31, 2017. The Company’s effective tax rate is lower than the federal statutory rate of 21% due to ESH REIT’s status as a REIT under the provisions of the Code. During the year ended December 31, 2017, the Company was subject to a federal income tax rate of 35%. The decrease in our effective tax rate for the year ended December 31, 2018, is partially a result of the decrease in the federal statutory rate to 21% as a result of the TCJA, which was effective January 1, 2018. During the year ended December 31, 2017, we recognized $4.1 million in deferred income tax expense due to the impact of the TCJA.
Results of Operations—ESH REIT
Comparison of Years Ended December 31, 2019 and December 31, 2018
As of December 31, 2019, ESH REIT owned and leased 557 hotels, consisting of approximately 61,900 rooms. As of December 31, 2018, ESH REIT owned and leased 554 hotels, consisting of approximately 61,500 rooms. See Note 4 to the consolidated financial statements of ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K.
The following table presents ESH REIT’s results of operations for the years ended December 31, 2019 and 2018, including the amount and percentage change in these results between the periods (in thousands):

	Year Ended December 31,
	2019	2018	Change ($)	Change (%)
Revenues - Rental revenues from Extended Stay America, Inc.	$649,898	$667,428	$(17,530)	(2.6)%
Operating expenses:
Hotel operating expenses	86,019	85,089	930	1.1%
General and administrative expenses	15,189	15,245	(56)	(0.4)%
Depreciation and amortization	193,798	207,313	(13,515)	(6.5)%
Total operating expenses	295,006	307,647	(12,641)	(4.1)%
Loss on sale of hotel properties, net	—	(5,624)	5,624	(100.0)%
Other income	15	645	(630)	(97.7)%
Income from operations	354,907	354,802	105	—%
Other non-operating income	(310)	(869)	559	(64.3)%
Interest expense, net	128,955	124,745	4,210	3.4%
Income before income tax expense	226,262	230,926	(4,664)	(2.0)%
Income tax expense	375	797	(422)	(52.9)%
Net income	$225,887	$230,129	$(4,242)	(1.8)%
Rental revenues from Extended Stay America, Inc. Rental revenues decreased by $17.5 million, or 2.6%, to $649.9 million for the year ended December 31, 2019, compared to $667.4 million for the year ended December 31, 2018. The decrease in rental revenues resulted from the sale of 72 hotels in 2018 and a decrease in rental revenues of leased Comparable Hotels, which was partially offset by an increase in fixed rental revenues resulting from the straight-line impact of changes associated with the November 2018 lease amendment and renewal. Percentage rental revenues decreased to $177.4 million from $217.2 million during the years ended December 31, 2019 and 2018, respectively.
Hotel operating expenses. Hotel operating expenses increased by $0.9 million, or 1.1%, to $86.0 million for the year ended December 31, 2019, compared to $85.1 million for the year ended December 31, 2018. This increase was due to an increase in loss on disposal of assets of $2.7 million, partially offset by a decrease in expenses related to hotels sold during 2018.
General and administrative expenses. General and administrative expenses remained consistent and totaled $15.2 million for each of the years ended December 31, 2019 and 2018.

Depreciation and amortization. Depreciation and amortization decreased by $13.5 million, or 6.5%, to $193.8 million for the year ended December 31, 2019, compared to $207.3 million for the year ended December 31, 2018, primarily due to the sale of 72 hotels which occurred during 2018.
Loss on sale of hotel properties, net. No hotels were sold during the year ended December 31, 2019. During the year ended December 31, 2018, ESH REIT recognized a $5.6 million loss related to the sale of 72 hotels.
Other income. No material other income was recognized during the year ended December 31, 2019. Other income for the year ended December 31, 2018 was $0.6 million, primarily related to a business interruption insurance reimbursement.
Other-non operating income. During the year ended December 31, 2019, ESH REIT recognized a foreign currency transaction gain of $0.3 million related to a residual Canadian dollar-denominated deposit resulting from the 2017 sale of our Canadian hotels. During the year ended December 31, 2018, ESH REIT recognized other non-operating income of $1.2 million, partially offset by a foreign currency transaction loss of $0.3 million.
Interest expense, net. During the year ended December 31, 2019, ESH REIT incurred debt extinguishment and modification costs of $6.7 million, consisting of the write-off of unamortized deferred financing costs and debt discount of $5.6 million and other costs of $1.1 million, which related to the $500.0 million repayment of outstanding borrowings under the ESH REIT Term Facility and the modification of the ESH REIT Credit Facilities. During the year ended December 31, 2018, ESH REIT incurred debt modification costs of $1.6 million related to repricing the ESH REIT Term Facility. Excluding debt extinguishment and modification costs, net interest expense decreased $0.9 million, or 0.7%, to $122.2 million for the year ended December 31, 2019, compared to $123.1 million for the year ended December 31, 2018, due to a $1.8 million increase in interest income earned on money market investments. ESH REIT’s weighted-average interest rate was 4.7% as of December 31, 2019 and 2018. ESH REIT’s total debt outstanding increased to $2.6 billion, net of unamortized deferred financing costs and debt discounts, as of December 31, 2019, compared to $2.4 billion, net of unamortized deferred financing costs and debt discounts, as of December 31, 2018 as a result of ESH REIT's issuance of $750.0 million of its 2027 Notes, partially offset by $500.0 million in repayments on the ESH REIT Term Facility.
Income tax expense. ESH REIT’s effective income tax rate decreased to 0.2% for the year ended December 31, 2019 compared to 0.3% for the year ended December 31, 2018. ESH REIT’s effective tax rate differs from the federal statutory rate of 21% primarily due to ESH REIT’s status as a REIT under the provisions of the Code. The decrease in the effective income tax rate for the year ended December 31, 2019 was primarily due to the fact that ESH REIT filed its final Canadian income tax return during the year ended December 31, 2018, which resulted in $0.7 million in incremental income tax expense.

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
The following table presents ESH REIT’s results of operations for the years ended December 31, 2018 and 2017, including the amount and percentage change in these results between the periods (in thousands):

	Year Ended December 31,
	2018	2017	Change ($)	Change (%)
Revenues - Rental revenues from Extended Stay America, Inc.	$667,428	$683,500	$(16,072)	(2.4)%
Operating expenses:
Hotel operating expenses	85,089	90,495	(5,406)	(6.0)%
General and administrative expenses	15,245	14,801	444	3.0%
Depreciation and amortization	207,313	225,484	(18,171)	(8.1)%
Impairment of long lived assets	—	15,046	(15,046)	(100.0)%
Total operating expenses	307,647	345,826	(38,179)	(11.0)%
(Loss) gain on sale of hotel properties, net	(5,624)	8,562	(14,186)	(165.7)%
Other income	645	673	(28)	(4.2)%
Income from operations	354,802	346,909	7,893	2.3%
Other non-operating income	(869)	(227)	(642)	282.8%
Interest expense, net	124,745	130,923	(6,178)	(4.7)%
Income before income tax expense	230,926	216,213	14,713	6.8%
Income tax expense	797	1,229	(432)	(35.2)%
Net income	$230,129	$214,984	$15,145	7.0%
Rental revenues from Extended Stay America, Inc. Rental revenues decreased by $16.1 million, or 2.4%, to $667.4 million for the year ended December 31, 2018 compared to $683.5 million for the year ended December 31, 2017. The decrease in rental revenues was primarily due a decrease in fixed minimum rents related to the sale of 72 hotels during the year ended December 31, 2018. Additionally, percentage rental revenues decreased by $5.1 million to $217.2 million during the year ended December 31, 2018 from $222.3 million during the year ended December 31, 2017, also due to the sale of hotel properties.
Hotel operating expenses. Hotel operating expenses decreased by $5.4 million, or 6.0%, to $85.1 million for the year ended December 31, 2018 compared to $90.5 million for the year ended December 31, 2017. This decrease was primarily a result of the sale of 72 hotel properties during the year ended December 31, 2018, as well as a decrease in loss on disposal of assets of $5.2 million due to the completion of ESH REIT’s previous cyclical hotel renovation program during mid-2017.

General and administrative expenses. General and administrative expenses increased by $0.4 million, or 3.0%, to $15.2 million for the year ended December 31, 2018, compared to $14.8 million for the year ended December 31, 2017. The increase was due to a $1.3 million increase in reimbursable costs paid to ESA Management for administrative services performed on ESH REIT’s behalf, partially offset by a decrease in professional fees of $1.2 million.

Depreciation and amortization. Depreciation and amortization decreased by $18.2 million, or 8.1%, to $207.3 million for the year ended December 31, 2018, compared to $225.5 million for the year ended December 31, 2017, due to hotel dispositions during 2018 and a decrease in capital expenditures.

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

(Loss) gain on sale of hotel properties, net. During the year ended December 31, 2018, ESH REIT recognized a loss of $5.6 million related to the sale of 72 hotels. During the year ended December 31, 2017, ESH REIT recognized a gain of $11.8 million related to the sale of one hotel, partially offset by a loss of $3.3 million related to the sale of four hotels, including its three Canadian hotels.

Other income. During the years ended December 31, 2018 and 2017, ESH REIT recognized other income of $0.6 million and $0.7 million, respectively, which primarily consisted of funds related to temporary easements.

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

Interest expense, net. Net interest expense decreased $6.2 million, or 4.7%, to $124.7 million for the year ended December 31, 2018 compared to $130.9 million for the year ended December 31, 2017. This decrease was primarily the result of a $1.8 million increase in interest earned on money market investments. ESH REIT’s weighted average interest rate increased to 4.7% as of December 31, 2018 compared to 4.5% as of December 31, 2017. ESH REIT’s total debt outstanding decreased to $2.4 billion, net of unamortized deferred financing costs and debt discounts, as of December 31, 2018, compared to $2.5 billion, net of unamortized deferred financing costs and debt discounts, as of December 31, 2017.

Income tax expense. ESH REIT’s effective income tax rate decreased to 0.3% for the year ended December 31, 2018 compared to 0.6% for the year ended December 31, 2017. ESH REIT’s effective tax rate differs from the federal statutory rate of 21% primarily due to ESH REIT’s status as a REIT under the provisions of the Code. The decrease in the effective tax rate is primarily due to the fact that ESH REIT is no longer subject to Canadian tax, as it sold all of its Canadian assets in 2017.
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
Hotel Operating Profit and Hotel Operating Margin as presented may not be comparable to similar measures calculated by other companies. This information should not be considered as an alternative to net income of the Company, the Corporation or ESH REIT, or any other measure of the Company, the Corporation or ESH REIT calculated in accordance with U.S. GAAP. Interest expense and other items have been and will continue to be incurred and are not reflected in Hotel Operating Profit or Hotel Operating Margin. Management separately considers the impact of these excluded items to the extent they are material to operating decisions and assessments of operating performance. The Company’s consolidated statements of operations include excluded items, each of which should be considered when evaluating our performance in addition to our non-GAAP financial measures. Hotel Operating Profit and Hotel Operating Margin should not solely be considered as measures of our profitability.

The following table provides a reconciliation of Hotel Operating Profit and Hotel Operating Margin for the Company for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net income	$165,138	$211,756	$172,188
Income tax expense	29,315	42,076	59,514
Interest expense, net	127,764	124,870	129,772
Other non-operating income	(391)	(765)	(399)
Other income	(32)	(669)	(2,959)
Gain on sale of hotel properties, net	—	(42,478)	(9,973)
Impairment of long-lived assets	2,679	43,600	25,169
Depreciation and amortization	197,400	209,329	229,216
General and administrative expenses	95,155	91,094	94,652
Loss on disposal of assets(1)	6,072	3,413	8,607
Franchise and management fees	(5,412)	(3,310)	—
Other expenses from franchised and managed properties, net of other revenues	2,154	650	—
Hotel Operating Profit	$619,842	$679,566	$705,787

Room revenues	$1,171,726	$1,237,311	$1,260,868
Other hotel revenues	24,365	21,871	21,857
Total room and other hotel revenues	$1,196,091	$1,259,182	$1,282,725

Hotel Operating Margin	51.8%	54.0%	55.0%
________________________
(1)Included in hotel operating expenses in the consolidated statements of operations.

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
The Company uses Adjusted EBITDA when evaluating our performance because we believe the adjustment for certain additional items, described below, provides useful supplemental information to investors regarding ongoing operating performance and that the presentation of Adjusted EBITDA, when combined with the U.S. GAAP presentation of net income, net income per share and cash flow provided by operating activities, is beneficial to the overall understanding of ongoing operating performance. We adjust EBITDA for the following items where applicable for each period presented and refer to this measure as Adjusted EBITDA:
•Equity-based compensation—We exclude charges related to equity-based compensation expense with respect to awards issued under long-term incentive compensation plans to employees and certain directors.
•Impairment of long-lived assets—We exclude the effect of impairment losses recorded on property and equipment and intangible assets, as we believe they are not reflective of ongoing or future operating performance.
•Gain on sale of hotel properties, net—We exclude the net gain on sale of hotel properties, as we believe it is not reflective of ongoing or future operating performance.

•Other expense (income)—We exclude the effect of other expenses or income that we do not consider reflective of ongoing or future operating performance, including the following: loss (gain) on disposal of assets, non-operating expense (income), including mark-to-market impact of interest rate hedges and foreign currency transaction costs, and certain costs associated with acquisitions, dispositions and/or capital transactions.
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
The following table provides a reconciliation of net income to EBITDA and Adjusted EBITDA for the Company for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net income	$165,138	$211,756	$172,188
Interest expense, net	127,764	124,870	129,772
Income tax expense	29,315	42,076	59,514
Depreciation and amortization	197,400	209,329	229,216
EBITDA	519,617	588,031	590,690
Equity-based compensation	6,913	7,724	7,552
Impairment of long-lived assets	2,679	43,600	25,169
Gain on sale of hotel properties, net	—	(42,478)	(9,973)
Other expense(1)	5,829	2,860	9,467
Adjusted EBITDA	$535,038	$599,737	$622,905
________________________
(1)Includes loss on disposal of assets, non-operating (income) expense, including mark-to-market impact of interest rate hedges and foreign currency transaction costs, and certain costs associated with acquisitions, dispositions and/or capital transactions. Loss on disposal of assets totaled $6.1 million, $3.4 million and $8.6 million, respectively.

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
The Company adjusts FFO for the following items, net of tax, that are not addressed in NAREIT’s definition of FFO, and refers to this measure as Adjusted FFO:
•Debt modification and extinguishment costs—We exclude charges related to the write-off of unamortized deferred financing costs and debt discounts, prepayment penalties and other costs associated with the modification and/or extinguishment of debt as we believe they are not reflective of our ongoing or future operating performance.
•Other income—We exclude the effect of expenses or income that we do not consider reflective of ongoing or future operating performance, including the following: mark-to-market impact of interest rate hedges and certain other non-operating income.
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

The following table provides a reconciliation of net income attributable to Extended Stay America, Inc. common shareholders to FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share for the Company for the years ended December 31, 2019, 2018 and 2017 (in thousands, except per Paired Share data):

	Year Ended December 31,
	2019	2018	2017
Net income per Extended Stay America, Inc. common share - diluted	$0.37	$0.59	$0.41

Net income attributable to Extended Stay America, Inc. common shareholders	$69,668	$112,864	$78,847
Noncontrolling interests attributable to Class B common shares of ESH REIT	95,454	98,876	93,325
Real estate depreciation and amortization	191,560	204,095	224,559
Impairment of long-lived assets	2,679	43,600	25,169
Gain on sale of hotel properties, net	—	(42,478)	(9,973)
Tax effect of adjustments to net income attributable to Extended Stay America, Inc. common shareholders	(27,582)	(34,517)	(56,883)
FFO	331,779	382,440	355,044
Debt modification and extinguishment costs	6,733	1,621	2,351
Other (income) expense(1)	—	(1,208)	314
Tax effect of adjustments to FFO	(956)	(70)	(639)
Adjusted FFO	$337,556	$382,783	$357,070
Adjusted FFO per Paired Share - diluted	$1.81	$2.02	$1.84
Weighted Average Paired Shares outstanding - diluted	186,822	189,821	193,670
________________________
(1)Includes mark-to-market impact of interest rate hedges and certain other non-operating income.
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
Paired Share Income is defined as the sum of net income attributable to Extended Stay America, Inc. common shareholders and noncontrolling interests attributable to Class B common shares of ESH REIT. Adjusted Paired Share Income is defined as Paired Share Income adjusted for items that, net of income taxes, we believe are not reflective of ongoing or future operating performance. We adjust Paired Share Income for the following items, net of income taxes, where applicable for each period presented, and refer to this measure as Adjusted Paired Share Income: debt modification and extinguishment costs, impairment of long-lived assets, gain on sale of hotel properties and other expenses (income) such as loss on disposal of assets, non-operating (income) expense, including mark-to-market impact of interest rate hedges and foreign currency transaction costs, and certain costs associated with acquisitions, dispositions and/or capital transactions. With the exception of equity-based compensation, an ongoing charge, and debt modification and extinguishment costs, these adjustments (other than the effect of income taxes) are the same as those used in the reconciliation of net income calculated in accordance with U.S. GAAP to EBITDA and Adjusted EBITDA.
Adjusted Paired Share Income per diluted Paired Share is defined as Adjusted Paired Share Income divided by the number of Paired Shares outstanding on a diluted basis. Until such time as the number of outstanding common shares of the Corporation and Class B common shares of ESH REIT differ, we believe Adjusted Paired Share Income per diluted Paired Share is useful to investors, as it represents one measure of the economic risks and rewards related to an investment in our Paired Shares. We believe that Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per

diluted Paired Share provide meaningful indicators of the Company’s operating performance in addition to separate and/or individual analyses of net income attributable to common shareholders of the Corporation and net income attributable to Class B common shareholders of ESH REIT, each of which is impacted by specific U.S. GAAP requirements, including the recognition of contingent lease rental revenues and the recognition of fixed minimum lease rental revenues on a straight-line basis, and may not reflect how cash flows and/or earnings are generated on an individual entity or a total enterprise basis. Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share should not be considered as an alternative to net income of the Company, net income of the Corporation or ESH REIT, net income per share of common stock of the Corporation, net income per share of Class A or Class B common stock of ESH REIT or any other measure of the Company, the Corporation or ESH REIT calculated in accordance with U.S. GAAP.
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
The following table provides a reconciliation of net income attributable to Extended Stay America, Inc. common shareholders to Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share for the years ended December 31, 2019, 2018 and 2017 (in thousands, except per Paired Share data):

	Year Ended December 31,
	2019	2018	2017
Net income per Extended Stay America, Inc. common share - diluted	$0.37	$0.59	$0.41

Net income attributable to Extended Stay America, Inc. common shareholders	$69,668	$112,864	$78,847
Noncontrolling interests attributable to Class B common shares of ESH REIT	95,454	98,876	93,325
Paired Share Income	165,122	211,740	172,172
Debt modification and extinguishment costs	6,733	1,621	2,351
Impairment of long-lived assets	2,679	43,600	25,169
Gain on sale of hotel properties, net	—	(42,478)	(9,973)
Other expense(1)	5,829	2,860	9,467
Tax effect of adjustments to Paired Share Income	(2,163)	(937)	(6,241)
Adjusted Paired Share Income	$178,200	$216,406	$192,945
Adjusted Paired Share Income per Paired Share – diluted	$0.95	$1.14	$1.00
Weighted average Paired Shares outstanding – diluted	186,822	189,821	193,670
________________________
(1)Includes loss on disposal of assets, non-operating (income) expense, including mark-to-market impact of interest rate hedges and foreign currency transaction costs, and certain costs associated with acquisitions, dispositions and/or capital transactions. Loss on disposal of assets totaled $6.1 million, $3.4 million and $8.6 million, respectively.

Inflation
Although we believe that increases in the rate of inflation will generally result in comparable increases in hotel room rates, severe inflation could contribute to a slowing of the national economy. Such a slowdown could result in a reduction in room rates and fewer room reservations, negatively impacting our results of operations. Inflation also typically results in overall wage increases, which we experienced during the years ended December 31, 2019, 2018 and 2017 and contributed to moderate decreases in Hotel Operating Margin.
Liquidity and Capital Resources
Overview
On a consolidated basis, we have historically generated significant cash flow from operations and have financed our ongoing business, including execution of our strategic objectives, primarily with existing cash, cash flow generated from operations, borrowings under our revolving credit facilities, as needed, and, in certain instances, proceeds from asset dispositions. We generated cash flow from operations of $400.0 million for the year ended December 31, 2019.

Our current liquidity requirements consist primarily of funds necessary to pay for (i) hotel operating expenses, (ii) capital expenditures, including those capital expenditures incurred to perform hotel renovations, construct new hotels and acquire additional hotel properties and/or other lodging companies, (iii) investments in franchise, management and other fee programs, (iv) general and administrative expenses, (v) debt service obligations, including interest expense, (vi) income taxes, (vii) Paired Share repurchases, (viii) Corporation distributions and required ESH REIT distributions and (ix) certain other growth and strategic initiatives (See “—Overview”). We expect to fund our current liquidity requirements from a combination of cash on hand, cash flow generated from operations, borrowings under our revolving credit facilities, as needed, and, in certain instances, proceeds from asset dispositions.
Long-term liquidity requirements consist of funds necessary to (i) complete future hotel renovations, (ii) repurpose and/or rebuild certain existing hotels, (iii) construct new Extended Stay America-branded hotels, (iv) acquire additional hotel properties and/or other lodging companies, (v) execute our other growth and strategic initiatives, (vi) pay distributions and (vii) refinance (including prior to or in connection with debt maturity payments) the 2025 Notes, the ESH REIT Term Facility and the 2027 Notes maturing in May 2025, September 2026 and October 2027, respectively. See Note 7 to each of the consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K, for additional detail related to our debt obligations.
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
The Company had unrestricted cash and cash equivalents of $346.8 million at December 31, 2019. Based upon the current level of operations, management believes that our cash flow from operations, together with our cash balances and available borrowings under our revolving credit facilities, will be adequate to meet our anticipated funding requirements and business objectives for the foreseeable future. We regularly review our capital structure and at any time may refinance or repay existing indebtedness, incur new indebtedness or purchase debt or equity securities.
Debt Obligations. In September 2019, ESH REIT entered into an amendment to the ESH REIT Credit Facilities whereby, among other things, proceeds from the issuance of the 2027 Notes (defined below) were used to repay $500.0 million of the outstanding borrowings under the ESH REIT Term Facility and the stated amount of the ESH REIT Term Facility was reduced from $1,130.9 million to $630.9 million. Additionally, the amendment reduced the interest rate applicable to the ESH REIT Revolving Credit Facility and extended the maturity of both the ESH REIT Revolving Credit Facility and the ESH REIT Term Facility through September 2024 and 2026, respectively.
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
In August 2016, ESH REIT, as borrower, and the Corporation, as lender, entered into an unsecured intercompany credit facility, as may be amended and supplemented from time to time (the “Unsecured Intercompany Facility”). In September 2019, the Unsecured Intercompany Facility was amended to, among other things, extend the facility’s maturity through September 2026. Under the Unsecured Intercompany Facility, ESH REIT may borrow up to $300.0 million, plus additional amounts, in each case subject to certain conditions. As of December 31, 2019, the outstanding balance under the Unsecured Intercompany Facility was $0.
Paired Share Repurchase Program. In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program. As a result of several increases in authorized amounts and program extensions, as of December 31, 2019, the combined Paired Share repurchase program authorized the Corporation and ESH REIT to purchase up to $550 million in Paired Shares through December 31, 2020. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of December 31, 2019, the Corporation and ESH REIT repurchased and retired their respective portion of 26.4 million Paired Shares for $263.3 million and $155.0 million, including transaction fees, respectively, and $132.2 million remained available under the combined Paired Share repurchase program.
Distributions. On February 26, 2020, the Board of Directors of ESH REIT declared a cash distribution of $0.14 per share for the fourth quarter of 2019 on its Class A and Class B common stock. Also on February 26, 2020, the Board of Directors of the Corporation declared a cash distribution of $0.09 per share for the fourth quarter of 2019 on its common stock. These distributions, which total $0.23 per Paired Share, will be payable on March 26, 2020 to shareholders of record as of March 12, 2020.
The following table outlines distributions declared or paid during the years ended December 31, 2019, 2018 and 2017:

	Declaration Date	Record Date	Date Paid	ESH REIT Distribution	Corporation Distribution	Total Distribution
2019
	11/6/2019	11/20/2019	12/4/2019	$0.11	$0.12	$0.23
	8/6/2019	9/4/2019	8/21/2019	$0.15	$0.08	$0.23
	5/1/2019	5/16/2019	5/30/2019	$0.14	$0.09	$0.23
	2/27/2019	3/14/2019	3/28/2019	$0.15	$0.07	$0.22
2018
	10/31/2018	11/15/2018	11/29/2018	$0.14	$0.08	$0.22
	7/25/2018	8/9/2018	8/23/2018	$0.18	$0.04	$0.22
	4/26/2018	5/11/2018	5/25/2018	$0.16	$0.06	$0.22
	2/27/2018	3/13/2018	3/27/2018	$0.15	$0.06	$0.21
2017
	11/7/2017	11/21/2017	12/5/2017	$0.10	$0.11	$0.21
	8/1/2017	8/15/2017	8/29/2017	$0.14	$0.07	$0.21
	4/27/2017	5/11/2017	5/25/2017	$0.14	$0.07	$0.21
	2/28/2017	3/14/2017	3/28/2017	$0.15	$0.04	$0.19

In the future, we intend to maintain or increase our current distribution of $0.23 per Paired Share per quarter unless our consolidated results of operations, net income, Adjusted EBITDA, liquidity, cash flows, financial condition or prospects, economic conditions or other factors, including future capital expenditures and asset dispositions, differ materially from our current assumptions. We intend to make a significant portion of our expected total annual distributions in respect of the Class B common stock of ESH REIT. In the event distributions in respect of the Class B common stock of ESH REIT are not sufficient to meet our expected Paired Share distributions and/or additional tax efficiency opportunities exist, the expected Paired Share distributions may include, as they have in prior periods, distributions in respect of the common stock of the Corporation using funds distributed to the Corporation in respect of the Class A common stock of ESH REIT, after allowance for tax, if any, on those funds. For the year ended December 31, 2019, the Corporation’s common distributions were classified as 100% qualified dividends and ESH REIT’s distributions per Class A and Class B common shares were classified as 100% ordinary income. See “Item 5—Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distribution Policies” elsewhere in this combined annual report on Form 10-K for a description of our distribution policies.
The Corporation
The Corporation’s primary source of liquidity is distribution income it receives in respect of its ownership of 100% of the Class A common stock of ESH REIT, which as of December 31, 2019, represents 58% of the outstanding common stock of ESH REIT. Other sources of liquidity include income from the operations of the Operating Lessees, ESA Management, ESH Strategies and ESH Strategies Franchise.
The Corporation’s current liquidity requirements consist primarily of funds necessary to pay for or fund (i) hotel operating expenses, (ii) general and administrative expenses, (iii) any debt service obligations, including interest expense on its outstanding mandatorily redeemable voting preferred stock, (iv) income taxes, (v) investments in its franchise, management and other fee programs, (vi) Paired Share repurchases, (vii) Corporation distributions and (viii) repayment of its 8% mandatorily redeemable voting preferred stock outstanding, which totals $7.1 million, due November 2020. The Corporation expects to fund its current liquidity requirements from a combination of cash on hand, cash flow generated from operations (including distribution income it receives in respect of its ownership of 100% of the Class A common stock of ESH REIT) and borrowings under its revolving credit facility, as needed.
The Corporation’s long-term liquidity requirements include the repayment of any outstanding amounts under its revolving credit facility. See Note 7 to the consolidated financial statements of Extended Stay America, Inc., included in Item 8 of this combined annual report on Form 10-K, for additional detail on the Corporation’s debt obligations.
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
ESH REIT may in the future return additional cash to the Corporation for the Corporation to fund its current and long-term liquidity requirements or for other corporate purposes. ESH REIT may transfer cash to the Corporation through the redemption of shares of Class A common stock, which would decrease the Corporation's ownership of ESH REIT. Such redemption would likely be inefficient from a tax perspective because the redemption would be taxed as an ordinary dividend. Additionally, although no intercompany credit facility currently exists between ESH REIT, as lender, and the Corporation, as borrower, the entities may choose to execute such a facility in the future, which would provide an additional cash movement alternative.
Based upon the current level of operations, management believes that the Corporation’s cash position, cash flow generated from operations and available borrowings under its revolving credit facility, as needed, will be adequate to meet all of the Corporation’s funding requirements and business objectives for the foreseeable future.
ESH REIT
ESH REIT’s primary source of liquidity is rental revenues derived from leases. The existing amended and restated leases will expire in October 2023, and at such time, minimum and percentage rents may be adjusted to reflect then-current market terms. ESH REIT’s current liquidity requirements include funds necessary to pay (i) fixed costs associated with ownership of hotel properties, (ii) debt service obligations, including interest expense, and with respect to the ESH REIT Term Facility, scheduled principal payments on outstanding borrowings, (iii) real estate tax expense, (iv) property insurance expense, (v) general and administrative expense, including administrative service costs reimbursed to the Corporation, (vi) capital expenditures, including those capital expenditures incurred to perform hotel renovations, construct new hotels and acquire additional hotel properties and/or other lodging companies, (vii) Paired Share repurchases and (viii) the payment of distributions.
ESH REIT’s long-term liquidity requirements consist of funds necessary to (i) complete future hotel renovations, (ii) repurpose and/or rebuild certain of ESH REIT’s existing hotel properties, (iii) construct new Extended Stay America-branded owned hotels, (iv) acquire additional hotel properties and/or other lodging companies, (v) pay distributions and (vi) refinance (including prior to or in connection with debt maturity payments) the 2025 Notes, the ESH REIT Term Facility and the 2027 Notes maturing in May 2025, September 2026 and October 2027, respectively. See Note 7 to the consolidated financial statements of ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K for additional detail on ESH REIT’s debt obligations.
In order to qualify and maintain its status as a REIT, ESH REIT must distribute annually to its shareholders an amount at least equal to:
•90% of its REIT taxable income, computed without regard to the deduction for dividends paid and excluding any net capital gain; plus
•90% of the excess of its net income, if any, from foreclosure property over the tax imposed on such income by the Code; less
•the sum of certain items of non-cash income that exceeds a percentage of ESH REIT’s income.
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
We expect that ESH REIT will need to refinance all or a portion of its outstanding debt, including the 2025 Notes, the ESH REIT Credit Facilities and the 2027 Notes, on or before maturity. See Note 7 to the consolidated financial statements of ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K. We cannot assure you that ESH REIT will be able to refinance any of its debt on attractive terms at or before maturity, on commercially reasonable terms or at all.
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
Comparison of Years Ended December 31, 2019 and December 31, 2018
We had total cash, cash equivalents and restricted cash of $361.7 million and $303.3 million at December 31, 2019 and 2018, respectively. The following table summarizes the changes in our cash, cash equivalents and restricted cash as a result of operating, investing and financing activities for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018	Change ($)
Cash provided by (used in):
Operating activities	$399,950	$449,850	$(49,900)
Investing activities	(259,809)	106,276	(366,085)
Financing activities	(81,879)	(403,607)	321,728
Effects of changes in exchange rate on cash, cash equivalents and restricted cash	72	(157)	229
Net increase in cash, cash equivalents and restricted cash	$58,334	$152,362	$(94,028)
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled $400.0 million for the year ended December 31, 2019 compared to $449.9 million for the year ended December 31, 2018, a decrease of $49.9 million. Cash flows provided by operating activities decreased primarily as a result of hotel dispositions which occurred in the first and third quarters of 2018. In addition, cash flows provided by operating activities decreased due to a decline in Comparable Hotel operating performance, including a 1.3% decrease in RevPAR for hotels owned and operated for the entirety of both periods, as well as an increase in hotel operating expenses. These decreases in cash flows provided by operating activities were partially offset by a reduction in net cash interest payments of $10.0 million.
Cash Flows (used in) provided by Investing Activities
Cash flows used in investing activities totaled $259.8 million for the year ended December 31, 2019 compared to cash flows provided by investing activities of $106.3 million for the year ended December 31, 2018. Cash flows used in investing activities increased as a result of $309.1 million in proceeds received from hotel dispositions during the year ended December 31, 2018, whereas no hotel properties were sold during the year ended December 31, 2019. In addition, cash flows used in investing activities increased due to a net increase in investment in property and equipment, including hotel acquisitions, development in process and intangible assets, of $52.0 million for the year ended December 31, 2019.
Cash Flows used in Financing Activities
Cash flows used in financing activities totaled $81.9 million for the year ended December 31, 2019 compared to $403.6 million for the year ended December 31, 2018, a decrease of $321.7 million. Cash flows used in financing activities decreased primarily due to a $369.3 million increase in net proceeds from debt issuances, partially offset by a $45.3 million increase in Paired Share repurchases.

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
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled $449.9 million for the year ended December 31, 2018 compared to $446.5 million for the year ended December 31, 2017, an increase of $3.3 million. Cash flows provided by operating activities increased for the year ended December 31, 2018 due to a decrease in income tax payments of $17.1 million and interest payments of $5.4 million, as well as an increase in cash flows provided by franchise and management fees. These increases were partially offset by a decrease in hotel operating cash flow as a result of asset dispositions which occurred in the first and third quarters of 2018.

Cash Flows provided by (used in) Investing Activities
Cash flows provided by investing activities totaled $106.3 million for the year ended December 31, 2018 compared to cash flows used in investing activities of $99.1 million for the year ended December 31, 2017. Cash flows provided by investing activities increased primarily due to a $245.1 million increase in proceeds received from the sale of hotel properties during the year ended December 31, 2018. This increase was partially offset by an increase in the Company’s investment in property and equipment, including hotel acquisitions, development in process and intangible assets, of $42.9 million.
Cash Flows used in Financing Activities
Cash flows used in financing activities totaled $403.6 million for the year ended December 31, 2018 compared to $302.5 million for the year ended December 31, 2017, an increase of $101.1 million. Cash flows used in financing activities increased due to an increase in net debt repayments of $86.0 million, an increase in Paired Share repurchases of $23.1 million and an increase in Paired Share distributions of $6.8 million. These increases were partially offset by a $14.1 million decrease in cash used for the repurchase of Corporation mandatorily redeemable preferred stock.
Sources and Uses of Cash – ESH REIT
The following cash flow tables and comparisons are provided for ESH REIT:
Comparison of Years Ended December 31, 2019 and December 31, 2018
ESH REIT had cash, cash equivalents and restricted cash of $296.1 million and $178.5 million at December 31, 2019 and 2018, respectively. The following table summarizes the changes in ESH REIT’s cash, cash equivalents and restricted cash as a result of operating, investing and financing activities for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018	Change ($)
Cash provided by (used in):
Operating activities	$436,752	$466,458	$(29,706)
Investing activities	(253,398)	111,718	(365,116)
Financing activities	(65,758)	(454,553)	388,795
Net increase in cash, cash equivalents and restricted cash	$117,596	$123,623	$(6,027)

Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled $436.8 million for the year ended December 31, 2019 compared to $466.5 million for the year ended December 31, 2018, a decrease of $29.7 million. The decrease in cash flows from operating activities was a result of hotel dispositions which occurred during the first and third quarters of 2018, a decrease in percentage rental revenues due to a decrease in hotel revenues at leased Comparable Hotels and the November 2018 lease amendments and renewals.
Cash Flows (used in) provided by Investing Activities
Cash flows used in investing activities totaled $253.4 million for the year ended December 31, 2019 compared to cash flows provided by investing activities of $111.7 million for the year ended December 31, 2018. Cash flows used in investing activities increased due to $309.1 million in proceeds received from hotel dispositions during the year ended December 31, 2018, whereas no hotel properties were sold during the year ended December 31, 2019. In addition, cash flows used in investing activities increased due to a net increase in investment in property and equipment, including hotel acquisitions, development in process and intangible assets, of $51.1 million for the year ended December 31, 2019.
Cash Flows used in Financing Activities
Cash flows used in financing activities totaled $65.8 million for the year ended December 31, 2019 compared to $454.6 million for the year ended December 31, 2018, a decrease of $388.8 million. Cash flows used in financing activities decreased due to a $369.7 million increase in net proceeds from debt issuances and a $36.8 million decrease in Class A and Class B common stock distributions, partially offset by a $16.5 million increase in ESH REIT Class B common stock repurchases.
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
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled $466.5 million for the year ended December 31, 2018 compared to $473.6 million for the year ended December 31, 2017, a decrease of $7.1 million. Cash flows provided by operating activities decreased due to a decrease in rental revenues of $16.1 million as a result of ESH REIT’s hotel dispositions in 2018, partially offset by a decrease in cash interest payments of $7.3 million and cash income tax payments of $1.8 million.
Cash Flows provided by (used in) Investing Activities
Cash flows provided by investing activities totaled $111.7 million for the year ended December 31, 2018 compared to cash flows used in investing activities of $102.5 million for the year ended December 31, 2017. Cash flows provided by investing activities increased due to an increase in proceeds received from the sale of hotel properties of $251.1 million during the year ended December 31, 2018. This increase was partially offset by an increase in ESH REIT’s investment in property and equipment of $40.0 million, including hotel acquisitions, development in process and intangible assets.
Cash Flows used in Financing Activities
Cash flows used in financing activities totaled $454.6 million for the year ended December 31, 2018 compared to $370.0 million for the year ended December 31, 2017, an increase of $84.5 million. Cash flows used in financing activities increased primarily due to a $42.2 million increase in Class A and Class B common stock distributions, a $36.0 million increase in net debt repayments and an $8.3 million increase in ESH REIT Class B common stock repurchases.
Capital Expenditures
We maintain each of our hotels in good repair and condition and in conformity with applicable laws and regulations. The cost of all improvements and significant alterations are generally made with cash flows from operations. During the years ended December 31, 2019, 2018 and 2017, the Company incurred capital expenditures, including development in process, of $261.3 million, $209.3 million and $166.4 million, respectively. These capital expenditures related to land and hotel acquisitions, development and construction in process, ordinary hotel capital improvements, investments in information technology and cyclical hotel renovations. Each hotel is generally on a seven-year renovation cycle. We completed our prior cyclical hotel renovation program in mid-2017. In the fourth quarter of 2018, the Company commenced its current cyclical hotel renovation program. With respect to our current cyclical hotel renovation program, as of December 31, 2019, we have substantially completed renovations at 16 hotels for $26.9 million. We are in the process of performing renovations at seven additional hotels, with total costs incurred for these and future hotel renovations (consisting primarily of advance materials purchases) of $25.0 million.
Funding requirements for future capital expenditures, including our current and any future cyclical hotel renovations, repurposing and/or rebuilding certain of our hotel properties, building new hotels we expect to own and operate and acquiring and converting existing hotels to the Extended Stay America brand, will be significant and are expected to be provided primarily from cash flows generated from operations or, to the extent necessary, the Corporation or ESH REIT revolving credit facilities, including the Unsecured Intercompany Facility and, in certain instances, proceeds from asset sales.
In 2020, we expect to incur capital expenditures between $210 million and $240 million. As part of these capital expenditures, we expect to spend approximately $80 to $90 million for construction of new hotels, land acquisitions and other future growth initiatives, $25 to $30 million for hotel renovations and $15 to $20 million for incremental information technology investments.
Our Indebtedness
As of December 31, 2019, the Company’s total indebtedness was $2.6 billion, net of unamortized deferred financing costs and debt discounts, including $7.1 million of Corporation mandatorily redeemable preferred stock. ESH REIT’s total indebtedness at December 31, 2019 was $2.6 billion, net of unamortized deferred financing costs and debt discounts. For additional detail related to our debt obligations, see Note 7 to each of the consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2019 (in thousands):

	Payments Due by Period
	Total	2020	2021	2022	2023	2024	Thereafter
ESH REIT Term Facility (1)	$629,331	$6,309	$6,309	$6,309	$6,309	$6,309	$597,786
2025 Notes (2)	1,300,000	—	—	—	—	—	1,300,000
2027 Notes (3)	750,000	—	—	—	—	—	750,000
Corporation mandatorily redeemable preferred stock (4)	7,130	7,130	—	—	—	—	—
Operating lease obligations (5)	84,567	2,899	2,220	806	545	503	77,594
Finance lease obligations (6)	5,080	386	395	397	400	402	3,100
Interest payments on outstanding debt obligations (7)(8)(9)	819,412	128,989	127,764	127,930	127,673	127,484	179,572
Purchase obligations (10)	87,694	19,939	18,078	18,086	18,170	12,804	617
Total contractual obligations	$3,683,214	$165,652	$154,766	$153,528	$153,097	$147,502	$2,908,669
_________________
(1)The ESH REIT Term Facility is included on the Company’s consolidated balance sheet net of unamortized deferred financing costs and debt discount of $11.0 million. Contractual obligations exclude mandatory prepayments related to ESH REIT’s Excess Cash Flow for future years as they are not currently known. Annual mandatory prepayments, if any, commence during the year ended December 31, 2020 and are due each year thereafter in the first quarter of the following year.
(2)The 2025 Notes are included on the Company’s consolidated balance sheet net of unamortized deferred financing costs and debt discount of $14.9 million. ESH REIT may redeem the 2025 Notes at any time at specified redemption prices.

(3)The 2027 Notes are included on the Company’s consolidated balance sheet net of unamortized deferred financing costs of $13.6 million. ESH REIT may redeem the 2027 Notes at any time at specified redemption prices.
(4)Redeemable at the holders’ option through maturity on November 15, 2020, at which time the preferred stock is mandatorily redeemable by the Corporation.
(5)Includes long-term ground leases at three of the Company’s hotel properties and lease for the Company’s corporate headquarters.
(6)Includes finance lease obligations at one of the Company’s hotel properties and one property in development.
(7)Floating rate interest calculated using current LIBOR plus 2.0% for the portion of the ESH REIT Term Facility not subject to an interest rate swap.
(8)Interest calculated using base rate of 2.0% plus 1.175% for portion of the ESH REIT Term Facility subject to interest rate swap.
(9)Includes dividends payable on the Corporation’s mandatorily redeemable preferred stock.
(10)Purchase obligations consist of commitments to vendors for information technology services and subscriptions at our hotel properties.
Off-Balance Sheet Arrangements
Neither the Corporation nor ESH REIT have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. See Note 14 to the consolidated financial statements of Extended Stay America, Inc. and Note 13 to the consolidated financial statements of ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K, for additional information with respect to commitments and contingencies, including lease obligations.
Critical Accounting Policies
Several accounting policies, described in detail in Note 2 to each of the consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K, require material subjective or complex judgment and have a significant impact on the Company’s and ESH REIT’s financial condition and results of operations, as applicable. The following represent certain critical accounting policies that require us to exercise our business judgment or make significant estimates:
•Property and equipment—Policies related to property and equipment include significant judgment related to the assessment and measurement of impairment and estimates with respect to assets’ useful lives, which materially impact impairment of long-lived assets and depreciation expense, respectively. Judgments related to the assessment and measurement of impairment of long-lived assets include asset holding period, future operating performance (i.e., projections of future cash flow) and current and/or future market conditions.
•Investments—Policies related to accounting for investments, specifically the consolidation of subsidiaries and other entities, including variable interest entities, have the potential to materially impact the presentation of the Company's and ESH REIT's consolidated financial statements.
•Rental revenue recognition—For ESH REIT, policies related to rental revenues generated from leases involve judgment that materially impacts total revenues due to the contingent nature of a significant portion of lease rental revenues.
•Income taxes—Policies related to income taxes involve judgment and complexity, including analysis of the Corporation’s ownership in ESH REIT, the valuation of deferred tax assets and liabilities and the execution and performance of all matters related to REIT compliance.

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
The Corporation
As of December 31, 2019, the Corporation had minimal exposure to market risk from changes in interest rates because it had no variable rate debt as there were no outstanding amounts drawn on the Corporation's revolving credit facility. The

Corporation’s exposure to market risk from changes in interest rates may increase in future periods should the Corporation incur variable rate debt, including draws on the Corporation’s revolving credit facility.
ESH REIT
As of December 31, 2019, $618.3 million of ESH REIT’s outstanding debt of $2.6 billion, net of unamortized deferred financing costs and debt discounts, had a variable interest rate. ESH REIT is a counterparty to an interest rate swap at a fixed rate of 1.175%. The notional amount of the interest rate swap as of December 31, 2019 was $200.0 million, which is reduced by $50.0 million every six months until the swap matures in September 2021. The remaining $418.3 million of outstanding variable interest rate debt not subject to the interest rate swap remains subject to interest rate risk. If market rates of interest were to fluctuate by 1.0%, interest expense would increase or decrease by $4.2 million annually, assuming that the amount outstanding under ESH REIT’s unhedged variable interest rate debt remains at $418.3 million.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Extended Stay America, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Extended Stay America, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Property and Equipment - Identification of Impairment Indicators for Hotel Properties — Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description

Management assesses long-lived assets, including hotel properties, for potential impairment quarterly, as well as when events or changes in circumstances indicate the carrying amount of an asset, or group of assets, may not be recoverable. The identification of events or circumstances that indicate the carrying value of assets may not be recoverable requires judgment. Management reviews for impairment indicators at the lowest level of identifiable cash flows based on quantitative, qualitative and certain industry-related factors. Quantitative factors include, but are not limited to, historical, current or projected operating performance. Qualitative factors include a change in physical condition, regulatory environment and primary use.

We identified the evaluation of impairment indicators for hotel properties as a critical audit matter because of the significant assumptions management makes when evaluating whether events or changes in circumstances have occurred indicating that the carrying amounts of hotel properties may not be recoverable. This required a high degree of auditor judgment when performing audit procedures to evaluate whether management appropriately identified impairment indicators, including the appropriateness of the criteria used to aid in the identification of such impairment indicators.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of the identification of impairment indicators and the criteria used to aid in the identification of impairment indicators included the following, among others:
•We tested the effectiveness of controls related to management’s assessment of hotel properties for impairment indicators.
•We tested the mathematical accuracy of management’s calculations and tested the accuracy and completeness of the underlying data used in their analysis to evaluate potential impairment indicators.
•We evaluated management’s analysis of impairment indicators, including the criteria established, and whether all hotel properties meeting management’s criteria were appropriately identified and further analyzed for impairment.
•We sent confirmation letters to operational personnel responsible for oversight of the hotel properties with questions designed to identify any potential impairment indicators.
•We held discussions with members of management and read Board of Directors meeting minutes to understand if there were any other qualitative factors that would represent potential impairment indicators.
•We assessed information obtained in other aspects of our audit as potential evidence.

Property and Equipment - Valuation Assumptions Used in Impairment Tests for Hotel Properties — Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description

Recoverability of a hotel property or group of hotel properties is measured by a comparison of the carrying amount of a hotel property or group of hotel properties to the estimated future undiscounted cash flows expected to be generated by the hotel property or group of hotel properties. Impairment is recognized when estimated future undiscounted cash flows, including expected proceeds from disposition, are less than the carrying value of the hotel property or group of hotel properties. The estimation and evaluation of future cash flows from hotel properties relies on judgments and assumptions regarding holding period, current and future operating performance, and current and future market conditions. Fair value is determined based upon the estimated discounted cash flows of the hotel property or group of hotel properties, bids, quoted market prices or independent appraisals.

We identified the determination of valuation assumptions used in the Company’s impairment tests for hotel properties as a critical audit matter because of the significant estimates and assumptions management makes to evaluate the recoverability of hotel properties. This required a high degree of auditor judgment when performing audit procedures to evaluate the reasonableness of management’s judgments regarding the assumptions noted above.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assumptions noted above used in the Company’s impairment tests for hotel properties included the following, among others:
•We tested the effectiveness of controls related to management’s valuation assumptions used in the impairment tests for hotel properties.
•We assessed the reasonableness of management’s holding period assigned to the expected use of the hotel properties.
•We inquired of management to understand the status of the Company’s hotel property portfolio strategy to determine whether the holding period assumptions regarding the future use of any properties identified for potential disposition, as used in the recoverability test for such properties, were reasonable.
•We evaluated the reasonableness of the determination of fair market values used in the Company’s impairment tests by:
◦Testing the source information underlying the assumptions used to determine estimates of fair market values.
◦Consideration of third-party market data and comparable sales.
•We evaluated whether the assumptions used in the Company’s impairment tests were consistent with evidence obtained in other areas of the audit.

Property and Equipment - Cost Capitalization - Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description

The Company incurs a significant amount of capital expenditures. In addition to ordinary hotel capital improvements, the Company also incurs capital expenditures related to hotel renovations, development in process, and investments in information technology. The Company incurred $261.3M in capital expenditures for the year ended December 31, 2019. The Company records property and equipment additions at cost. Major improvements that extend the life or utility of property or equipment are capitalized and depreciated over a period equal to the shorter of the estimated useful life of the improvement or the remaining estimated useful life of the asset. Ordinary repairs and maintenance are charged to expense as incurred.

We identified the capitalization of property and equipment additions as a critical audit matter because of the significant level of capital expenditures. This required an increased extent of effort to evaluate whether capital expenditures were recorded in accordance with accounting principles generally accepted in the United States of America (US GAAP).

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of the appropriateness of the capitalization of property and equipment additions included the following, among others:
•We tested the effectiveness of controls related to the capitalization of property and equipment additions, including management’s controls over the coding of items within the Company’s procurement systems, the approval and coding of invoices, the recording of capitalized costs, and the capital projects placed into service.
•We read the Company’s property and equipment accounting policies and inquired of those involved in the determination of the capitalization of property and equipment in order to understand the Company’s capitalization policies and evaluate consistency with US GAAP.
•We selected a sample of property and equipment additions recorded during the year from a schedule of additions, which we agreed to the rollforward of property and equipment, and performed the following to evaluate that the selected assets were appropriately capitalized in accordance with US GAAP:
◦Vouched the recorded costs to supporting documents and relevant payment support (e.g., capital expenditure approvals, vendor invoices, check or wire details, and bank statements), in addition to inquiring of property management personnel, to evaluate proper approval and existence of those costs.
◦Evaluated the related vendor invoices to assess whether any embedded costs required further evaluation (e.g., additional inquiry and/or supporting documentation) regarding appropriate capitalization in accordance with US GAAP.

/s/ Deloitte and Touche LLP

Charlotte, North Carolina
February 26, 2020

We have served as the Company's auditor since 2010.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2019 AND 2018
(In thousands, except share and per share data)

	December 31, 2019	December 31, 2018
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $1,373,950 and $1,218,105	$3,493,549	$3,453,632
RESTRICTED CASH	14,858	15,878
CASH AND CASH EQUIVALENTS	346,812	287,458
INTANGIBLE ASSETS - Net of accumulated amortization of $13,133 and $11,065	34,183	28,714
GOODWILL	45,192	45,192
ACCOUNTS RECEIVABLE - Net of allowance for doubtful accounts of $2,749 and $2,075	14,020	19,769
DEFERRED TAX ASSETS	16,157	7,309
OTHER ASSETS	65,825	66,258
TOTAL ASSETS	$4,030,596	$3,924,210
LIABILITIES AND EQUITY
LIABILITIES:
Term loan facility payable - Net of unamortized deferred financing costs and debt discount of $10,993 and $14,879	$618,338	$1,121,713
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $35,702 and $26,206	2,014,298	1,273,794
Mandatorily redeemable preferred stock - $0.01 par value, $1,000 redemption value, 8.0%, 350,000,000 shares authorized, 7,130,000 shares issued and outstanding	7,130	7,130
Finance lease liabilities	3,379	3,360
Accounts payable and accrued liabilities	211,181	207,574
Total liabilities	2,854,326	2,613,571
COMMITMENTS AND CONTINGENCIES (Note 14)
EQUITY:
Common stock - $0.01 par value, 3,500,000,000 shares authorized, 179,483,397 and 188,219,605 shares issued and outstanding	1,795	1,882
Additional paid in capital	742,397	749,219
(Accumulated deficit) retained earnings	(48,283)	32,432
Accumulated other comprehensive income	383	2,488
Total Extended Stay America, Inc. shareholders’ equity	696,292	786,021
Noncontrolling interests	479,978	524,618
Total equity	1,176,270	1,310,639
TOTAL LIABILITIES AND EQUITY	$4,030,596	$3,924,210
See accompanying notes to consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
REVENUES:
Room revenues	$1,171,726	$1,237,311	$1,260,868
Other hotel revenues	24,365	21,871	21,857
Franchise and management fees	5,412	3,310	—
	1,201,503	1,262,492	1,282,725
Other revenues from franchised and managed properties	16,716	12,567	—
Total revenues	1,218,219	1,275,059	1,282,725
OPERATING EXPENSES:
Hotel operating expenses	582,321	583,029	585,545
General and administrative expenses	95,155	91,094	94,652
Depreciation and amortization	197,400	209,329	229,216
Impairment of long-lived assets	2,679	43,600	25,169
	877,555	927,052	934,582
Other expenses from franchised and managed properties	18,870	13,217	—
Total operating expenses	896,425	940,269	934,582
GAIN ON SALE OF HOTEL PROPERTIES, NET (Note 4)	—	42,478	9,973
OTHER INCOME	32	669	2,959
INCOME FROM OPERATIONS	321,826	377,937	361,075
OTHER NON-OPERATING INCOME	(391)	(765)	(399)
INTEREST EXPENSE, NET	127,764	124,870	129,772
INCOME BEFORE INCOME TAX EXPENSE	194,453	253,832	231,702
INCOME TAX EXPENSE	29,315	42,076	59,514
NET INCOME	165,138	211,756	172,188
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(95,470)	(98,892)	(93,341)
NET INCOME ATTRIBUTABLE TO EXTENDED STAY AMERICA, INC. COMMON SHAREHOLDERS	$69,668	$112,864	$78,847
NET INCOME PER EXTENDED STAY AMERICA, INC. COMMON SHARE:
Basic	$0.37	$0.60	$0.41
Diluted	$0.37	$0.59	$0.41
WEIGHTED-AVERAGE EXTENDED STAY AMERICA, INC. COMMON SHARES OUTSTANDING:
Basic	186,546	189,389	193,101
Diluted	186,822	189,821	193,670
See accompanying notes to consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(In thousands)

	Year Ended December 31,
	2019	2018	2017
NET INCOME	$165,138	$211,756	$172,188
OTHER COMPREHENSIVE INCOME:
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS:
FOREIGN CURRENCY TRANSLATION (LOSS) GAIN, NET OF TAX OF $0, $0, AND $(125)	—	(52)	430
RECLASSIFICATION ADJUSTMENT - SALE OF CANADIAN HOTEL PROPERTIES, NET OF TAX OF $0, $0, AND $(3,599)	—	—	10,913
TOTAL FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	—	(52)	11,343

DERIVATIVE ADJUSTMENTS:
INTEREST RATE CASH FLOW HEDGE (LOSS) GAIN, NET OF TAX OF $(731), $(204), AND $(46)	(4,228)	(394)	1,447
RECLASSIFICATION ADJUSTMENT - AMOUNTS RECLASSIFIED TO NET INCOME, NET OF TAX OF $0	—	—	663
TOTAL DERIVATIVE ADJUSTMENTS	(4,228)	(394)	2,110

COMPREHENSIVE INCOME	160,910	211,310	185,641
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(93,347)	(98,647)	(98,113)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EXTENDED STAY AMERICA, INC. COMMON SHAREHOLDERS	$67,563	$112,663	$87,528
See accompanying notes to consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(In thousands, except per share data)

	Common Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Extended Stay America, Inc. Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
BALANCE - January 1, 2017	195,407	$1,957	$774,811	$23,679	$(5,615)	$794,832	$582,407	$1,377,239
Net income	—	—	—	78,847	—	78,847	93,341	172,188
Foreign currency translation gain, net of tax	—	—	—	—	7,467	7,467	3,876	11,343
Interest rate cash flow hedge gain, net of tax	—	—	—	—	1,214	1,214	896	2,110
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(3,624)	(39)	—	(39,508)	—	(39,547)	(22,776)	(62,323)
Corporation common distributions - $0.29 per common share	—	—	—	(56,101)	—	(56,101)	—	(56,101)
ESH REIT common distributions - $0.53 per Class B common share	—	—	—	—	—	—	(102,563)	(102,563)
ESH REIT preferred distributions	—	—	—	—	—	—	(16)	(16)
Equity-based compensation	317	3	(433)	—	—	(430)	4,400	3,970
Adjustment to reflect changes in book value of noncontrolling interests	—	—	(5,699)	—	—	(5,699)	5,699	—
BALANCE - December 31, 2017	192,100	1,921	768,679	6,917	3,066	780,583	565,264	1,345,847
Net income	—	—	—	112,864	—	112,864	98,892	211,756
Foreign currency translation loss, net of tax	—	—	—	—	(52)	(52)	—	(52)
Cumulative effect adjustment of ASU 2017-12	—	—	—	377	(377)	—	—	—
Interest rate cash flow hedge loss, net of tax	—	—	—	—	(149)	(149)	(245)	(394)
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(4,307)	(43)	—	(54,303)	—	(54,346)	(31,059)	(85,405)
Corporation common distributions - $0.24 per common share	—	—	(12,196)	(33,423)	—	(45,619)	—	(45,619)
ESH REIT common distributions - $0.63 per Class B common share	—	—	—	—	—	—	(119,818)	(119,818)
ESH REIT preferred distributions	—	—	—	—	—	—	(16)	(16)
Equity-based compensation	426	4	2,028	—	—	2,032	2,308	4,340
Adjustment to reflect changes in book value of noncontrolling interests	—	—	(9,292)	—	—	(9,292)	9,292	—
BALANCE - December 31, 2018	188,219	1,882	749,219	32,432	2,488	786,021	524,618	1,310,639
Net income	—	—	—	69,668	—	69,668	95,470	165,138
Interest rate cash flow hedge loss, net of tax	—	—	—	—	(2,105)	(2,105)	(2,123)	(4,228)
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(9,020)	(90)	—	(83,124)	—	(83,214)	(47,507)	(130,721)
Corporation common distributions - $0.36 per common share	—	—	—	(67,259)	—	(67,259)	—	(67,259)
ESH REIT common distributions - $0.55 per Class B common share	—	—	—	—	—	—	(103,186)	(103,186)
ESH REIT preferred distributions	—	—	—	—	—	—	(16)	(16)
Equity-based compensation	284	3	3,301	—	—	3,304	2,599	5,903
Adjustment to reflect changes in book value of noncontrolling interests	—	—	(10,123)	—	—	(10,123)	10,123	—
BALANCE - December 31, 2019	179,483	$1,795	$742,397	$(48,283)	$383	$696,292	$479,978	$1,176,270
See accompanying notes to consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(In thousands)

	Year Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES:
Net income	$165,138	$211,756	$172,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	197,400	209,329	229,216
Foreign currency transaction (gain) loss	(391)	443	(713)
Loss on interest rate swap	—	—	667
Amortization and write-off of deferred financing costs and debt discount	13,687	8,614	8,097
Amortization and write-off of above-market ground leases	—	(1,427)	(136)
Debt modification and extinguishment costs	1,084	1,183	2,351
Loss on disposal of property and equipment	6,072	3,413	8,606
Gain on sale of hotel properties, net	—	(42,478)	(9,973)
Impairment of long-lived assets	2,679	43,600	25,169
Equity-based compensation	6,913	8,318	7,552
Deferred income tax (benefit) expense	(8,116)	1,019	963
Changes in assets and liabilities:
Accounts receivable, net	5,749	2,244	(895)
Other assets	739	(10,214)	(3,606)
Accounts payable and accrued liabilities	8,996	14,050	7,034
Net cash provided by operating activities	399,950	449,850	446,520
INVESTING ACTIVITIES:
Purchases of property and equipment	(182,364)	(158,709)	(166,378)
Acquisition of hotel properties	(10,136)	(12,729)	—
Development in process payments	(59,670)	(34,790)	—
Payments for intangible assets	(9,124)	(3,046)	—
Proceeds from sale of hotel properties	—	309,062	63,936
Proceeds from insurance and related recoveries	1,485	6,488	3,302
Net cash (used in) provided by investing activities	(259,809)	106,276	(99,140)
FINANCING ACTIVITIES:
Principal payments on term loan facility	(507,261)	(147,215)	(16,193)
Proceeds from issuance of senior notes	750,000	—	—
Proceeds from revolving credit facilities	—	—	105,000
Payments on revolving credit facilities	—	—	(150,000)
Payments of deferred financing costs	(20,689)	—	—
Principal payments on finance leases	(117)	—	—
Debt modification and extinguishment costs	(1,084)	(1,183)	(2,351)
Tax withholdings related to restricted stock unit settlements	(1,598)	(3,989)	(3,548)
Repurchase of Corporation common stock and ESH REIT class B common stock (Paired Shares)	(130,721)	(85,405)	(62,323)
Repurchase of Corporation mandatorily redeemable preferred stock	—	(3)	(14,069)
Corporation common distributions	(67,182)	(45,791)	(56,126)
ESH REIT common distributions	(103,211)	(120,005)	(102,845)
ESH REIT preferred distributions	(16)	(16)	(16)
Net cash used in financing activities	(81,879)	(403,607)	(302,471)
CHANGES IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH DUE TO CHANGES IN FOREIGN CURRENCY EXCHANGE RATES	72	(157)	293
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	58,334	152,362	45,202
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	303,336	150,974	105,772
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$361,670	$303,336	$150,974

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(In thousands)

	Year Ended December 31,
	2019	2018	2017
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding modification, prepayment and other penalties, net of capitalized interest of $2,247, $473 and $0	$108,515	$118,509	$123,953
Cash payments for income taxes, net of refunds of $8, $351 and $571	$39,622	$38,577	$55,694
Operating cash payments for finance leases	$242	$—	$—
Operating cash payments for operating leases	$2,779	$—	$—
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable and accrued liabilities	$23,446	$27,850	$12,596
Additions to finance lease right-of-use assets and liabilities	$109	$—	$—
Proceeds from sale of hotel properties included in other assets	$—	$—	$12,589
Corporation common distributions included in accounts payable and accrued liabilities	$434	$357	$532
ESH REIT common distributions included in accounts payable and accrued liabilities	$767	$792	$983

See accompanying notes to consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2019 AND 2018 AND FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

1. BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION
Extended Stay America, Inc. (the “Corporation”) was incorporated in the state of Delaware on July 8, 2013. ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. The Corporation owns, and is expected to continue to own, all of the issued and outstanding Class A common stock of ESH REIT, which, as of December 31, 2019 and 2018, represents 58% and 57% of the outstanding common stock of ESH REIT, respectively. Due to its controlling interest in ESH REIT, the Corporation consolidates the financial position, results of operations, comprehensive income and cash flows of ESH REIT. The term, “the Company,” as used herein refers to the Corporation and its consolidated subsidiaries, including ESH REIT.
A “Paired Share” consists of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. Each outstanding share of Corporation common stock is attached to and trades with one share of ESH REIT Class B common stock.
The Company is an integrated owner/operator of Extended Stay America-branded hotels and is also engaged in franchising and managing extended stay hotels for third parties in the U.S. As of December 31, 2019 and 2018, the Company owned and operated 557 and 554 hotel properties, respectively, in 40 U.S. states, consisting of approximately 61,900 and 61,500 rooms, respectively, and franchised or managed 73 hotel properties for third parties, consisting of approximately 7,500 rooms. All 630 system-wide hotels as of December 31, 2019 are operated under the Extended Stay America brand.
Owned hotel properties are owned by subsidiaries of ESH REIT and are operated by subsidiaries of the Corporation (the “Operating Lessees”) pursuant to leases between ESH REIT and the Operating Lessees. The hotels are managed by ESA Management LLC (“ESA Management”), a subsidiary of the Corporation, which also manages hotels on behalf of third parties. The Extended Stay America brand is owned by ESH Hospitality Strategies LLC (“ESH Strategies”), also a subsidiary of the Corporation. ESH Strategies licenses the brand and intellectual property to its subsidiaries, which license them to the Operating Lessees and third parties.
Basis of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and include the financial position, results of operations, comprehensive income, changes in equity and cash flows of the Corporation and its consolidated subsidiaries, including ESH REIT. Third-party equity interests in consolidated subsidiaries are presented as noncontrolling interests. Despite the fact that each share of Corporation common stock is paired on a one-for-one basis with each share of ESH REIT Class B common stock, the Corporation does not own the ESH REIT Class B common stock; therefore, ESH REIT Class B common stock represents a third-party equity interest. As such, the rights associated with the ESH REIT Class B common stock, along with other third party equity interests in ESH REIT, are presented as noncontrolling interests in the accompanying consolidated financial statements (see Note 13). Changes in ownership interests in a consolidated subsidiary that do not result in a loss of control are accounted for as equity transactions. All intercompany accounts and transactions have been eliminated. With respect to the consolidated balance sheets and the property and equipment disclosure (see Note 5), certain prior period amounts have been reclassified for comparability to current period presentation.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates—The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and amounts of revenues and expenses during the reporting period. Management used significant estimates to determine the estimated useful lives of tangible assets, as well as in the assessment of tangible and intangible assets for impairment and estimated liabilities for insurance reserves and income taxes. Actual results could differ from those estimates.
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
Restricted Cash—Restricted cash consists of deposits held for insurance collateral.
Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivable consists of receivables due from corporate customers and third-party internet intermediaries with respect to owned hotels, as well as royalty and other receivables due from franchisees. A provision for doubtful accounts is made when collection is considered doubtful. Balances are considered past due when payment is not received by the contractual due date. When management determines that accounts receivable are uncollectible, they are written off against the allowance for doubtful accounts. There were no material write-offs recognized during the years ended December 31, 2019, 2018 or 2017.
Property Acquisitions—Identifiable net assets and liabilities acquired in an asset acquisition are recorded at cost, allocated based on their relative fair values on the date of acquisition. Identifiable net assets and liabilities acquired in a business combination are recorded based on their fair value on the date of acquisition. The fair value of acquired land, site improvements, building and improvements and furniture, fixtures and equipment are determined on an “if-vacant” basis considering a variety of factors, including the physical condition and quality of the hotels, estimated rates and valuation assumptions consistent with current market conditions, independent appraisals and other relevant market data obtained in connection with the acquisition of the hotels. Results of operations of acquired hotel properties are included in the accompanying consolidated statements of operations since their dates of acquisition.
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
Management assesses long-lived assets for potential impairment quarterly, as well as when events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The identification of events or changes in circumstances that indicate the carrying value of assets may not be recoverable requires judgment. The Company reviews for impairment indicators at the lowest level of identifiable cash flows based on quantitative, qualitative and certain industry-related factors. Quantitative factors include, but are not limited to, EBITDA, EBITDA margins and EBITDA multiples, and serve to screen assets with historical, current or projected operating cash flow losses or deterioration. Qualitative factors include a change in physical condition, regulatory environment or primary use, including the evaluation of the asset for disposition.
Recoverability of property and equipment is measured by a comparison of the carrying amount of a hotel property or group of hotel properties to the estimated future undiscounted cash flows expected to be generated by the hotel property or group of hotel properties. Impairment is recognized when estimated future undiscounted cash flows, including expected proceeds from disposition, are less than the carrying value of the hotel property or group of hotel properties. To the extent that a hotel property or group of hotel properties is impaired, the excess carrying amount over estimated fair value is recognized as an impairment charge. Fair value is determined based upon the discounted cash flows of the hotel property or group of hotel properties, bids, quoted market prices or independent appraisals, as considered necessary.
The estimation and evaluation of future cash flows, in particular the holding period for real estate assets and asset composition and/or concentration within real estate portfolios, relies on judgments and assumptions regarding holding period, current and future operating performance and current and future market conditions. It is possible that such judgments and/or estimates will change; if this occurs, the Company may recognize additional impairment charges or losses on sale in future periods reflecting either changes in estimate, circumstance or the estimated market value of assets (see Note 5).
Intangible Assets—Intangible assets include trademarks, corporate customer relationships and licenses related to certain internal-use software. Corporate customer relationships and software licenses are amortized using the straight-line method over their estimated useful lives; the estimated useful life of customer relationships is 20 years, and the estimated useful life of software licenses is the remaining non-cancellable term of each respective contract. Trademarks and licenses related to software in process are not amortized. Finite-lived intangible assets are reviewed for impairment quarterly and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Indefinite-lived intangible assets are reviewed for impairment quarterly. The Company tests for impairment more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. At such time their classification as indefinite-lived intangible assets is reassessed. The Company first assesses qualitative factors to determine if it is more likely than not that the fair value of its indefinite-lived intangible assets is less than its carrying amount. No impairment charges related to intangible assets were recognized during the years ended December 31, 2019, 2018 or 2017.
Goodwill—Goodwill represents the purchase price in excess of the fair value of net assets acquired in conjunction with the acquisition of the Company's predecessor in 2010. The Company tests goodwill for impairment quarterly and more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has two reportable operating segments, owned hotels and franchise and management. There is no goodwill associated with our franchise and management segment. Management analyzes goodwill associated with all owned hotels when analyzing for potential impairment. The Company first assesses qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. No impairment charges related to goodwill were recognized during the years ended December 31, 2019, 2018 or 2017.
Assets Held For Sale—The Company classifies assets as held for sale when management commits to a formal plan to sell the assets, actively seeks a buyer for the assets and the consummation of a sale is considered probable and is expected within one year. The Company takes into consideration when determining whether the consummation of a sale is probable the following criteria: (i) whether a purchase and sale agreement has been executed, (ii) whether the buyer has a significant non-refundable deposit at risk and (iii) whether significant financing contingencies exist. Upon designating an asset as held for sale, the Company stops recognizing depreciation expense and records the asset at the lower of its carrying value, including allocable goodwill, or its estimated fair value less estimated costs to sell. Any such adjustment to the carrying value is recognized as an impairment charge.
Discontinued Operations—The Company classifies hotel properties sold or held for sale as discontinued operations when the disposal represents a strategic shift that has (or will have) a major effect on its operations and financial results, which would require separate presentation on the consolidated balance sheets and statements of operations. No hotel properties were classified as discontinued operations during the years ended December 31, 2019, 2018 or 2017.
Deferred Financing Costs—Costs incurred in obtaining financing are amortized over the terms of the related loans on a straight-line basis, which approximates the effective interest method. Deferred financing costs are presented in the accompanying consolidated balance sheets as a direct deduction of the carrying amount of the related debt liability, except those incurred under a revolving-debt arrangement, which are presented as a component of other assets. Upon repayment, or in conjunction with a material change in the terms of the underlying debt agreement, remaining unamortized costs are written off as a component of net interest expense. Amortization of deferred financing costs is also included as a component of net interest expense (see Note 7).
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
Revenue Generated from Franchise and Management Fees—Revenue generated from franchise and management fees consists of the following:
•Franchise fees, which consist of an initial fee and an ongoing royalty fee based on a percentage of a hotel’s monthly revenue in exchange for the access to and use of the Company’s brand name and other intellectual property. Initial fees are deferred and recognized over the expected contract or customer life. Royalty fees are recognized over time as franchisees derive value from the license to use the intellectual property.
•Management fees, which consist of an ongoing base fee calculated as a percentage of a hotel’s monthly revenue in exchange for on-site hotel management services. Management fees are recognized over time as third-party hotel owners derive value from on-site personnel and related services.
•Other revenues from franchised and managed properties, which include the reimbursement of costs incurred on behalf of third-party owners on a direct and an indirect basis, as follows:
◦Direct costs incurred with respect to management and franchise agreements include on-site hotel personnel and incremental reservation and distribution costs for which the Company is reimbursed on a dollar-for-dollar basis. Since the Company employs the hotel personnel and has discretion over reservation and distribution costs, it is the principal with respect to these services and revenue is recognized on a gross basis.
◦Indirect costs incurred with respect to franchise agreements include costs associated with certain shared system-wide platforms (i.e., system services), such as marketing, technology infrastructure, central reservations, national sales and revenue management systems. The Company is reimbursed for indirect costs through a system service fee, or program fee, based on a percentage of a hotel’s monthly revenue. System service fees are recognized over time as franchisees derive value from the license to use these processes and systems. The Company has discretion over how it spends system service fees and is the principal with respect to these services. Revenue is recognized on a gross basis; expense is recognized as incurred. Over time, the Company manages system services to break-even, but the timing of system services fee revenues will typically not align with expenses incurred to operate the programs.
The promise to provide access to the Company’s intellectual property is combined with the promise to provide system services to form a single performance obligation since the promises generally accompany one another. Hotel management services form a single performance obligation. As noted above, each identified performance obligation is considered to be a series of services transferred over time. Revenue is recognized on an output method based on performance completed to date. The Company recognizes revenue in the amount to which it has a right to bill third parties under their respective franchise or management agreements, as it has a right to consideration in an amount that corresponds directly with the third parties’ hotel revenues. Franchise, management and system service fees are characterized as variable consideration and vary from period to period. In the event that fees include variables that extend beyond the current period, the Company uses the most likely amount method to determine the amount of revenue to record based on a reasonable revenue forecast for the applicable hotel. In most instances, the Company does not have constraining estimates, as third-party hotel revenues are typically available and obtained monthly.

Advertising Costs—Advertising costs are expensed as incurred. For the years ended December 31, 2019, 2018 and 2017, total advertising costs were $29.4 million, $25.9 million and $23.0 million, respectively, and are classified as hotel operating expenses in the accompanying consolidated statements of operations.
Fair Value of Financial Instruments—U.S. GAAP establishes a three-level valuation hierarchy based upon observable and unobservable inputs for fair value measurement of financial instruments:
Level 1—Observable inputs, such as quoted prices in active markets at the measurement date for identical assets or liabilities
Level 2—Significant inputs that are observable, directly or indirectly, such as other quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability
Level 3—Significant unobservable inputs for which there is little to no market data and for which the Company makes its own assumptions about how market participants would price the asset or liability
Fair value is defined as the price that would be received when selling an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., exit price). In instances where inputs used to measure fair value fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest-level input significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, certain other assets (deposits), accounts payable and accrued liabilities, term loans, senior notes, mandatorily redeemable preferred stock and revolving credit facilities. The carrying values of cash and cash equivalents, restricted cash, accounts receivable, certain other assets, accounts payable and accrued liabilities and revolving credit facilities are representative of their fair values due to the short-term nature or frequent settlement of these instruments. The fair values of term loans, senior notes and mandatorily redeemable preferred stock are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on the Company’s instruments or from quoted market prices, when available (see Note 7).
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
Insurance Reserves—The Company utilizes various insurance programs for workers’ compensation, general liability and health insurance claims. Retained losses require estimates in determining the liability for claims arising under these programs. Workers’ compensation, general liability and health insurance liabilities are estimated using actuarial evaluations based on historical and projected claims and medical and other cost trends. As of December 31, 2019 and 2018, $40.6 million and $52.8 million, respectively, of liabilities for such insurance programs are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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
If a subsidiary, affiliate or other entity is a variable interest entity ("VIE"), it is subject to the consolidation framework specifically for VIEs. The Company considers an entity a VIE if equity investors own an interest therein that does not have the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In accordance with Financial Accounting Standards Board (“FASB”) ASC 810, Consolidations, the Company reviews subsidiaries and affiliates, as well as other entities, to determine if (i) they should be considered VIEs, and (ii) whether their consolidation determinations should change based on changes in their characteristics.
Income Taxes—The Corporation’s taxable income includes the taxable income of its wholly-owned subsidiaries and distribution income related to its ownership of approximately 58% of ESH REIT. As a result, approximately 58% of ESH REIT’s distributions are subject to corporate income tax.
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
During the years ended December 31, 2019, 2018 and 2017, ESH REIT distributed approximately 100% of its taxable income and, as a result, incurred minimal current federal income tax. In the future, ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. ESH REIT will incur federal and state income tax at statutory rates if its taxable income is not distributed. Accordingly, ESH REIT expects to distribute approximately 100% of its taxable income for the foreseeable future.
In December 2017, the U.S. Congress passed H.R. 1, known as the “Tax Cuts and Jobs Act” or “TCJA,” which was signed into law on December 22, 2017. See Note 11 for additional information, including the TCJA’s impact on the Company’s income tax provision.
Foreign Currency—The Company sold its three Extended Stay Canada-branded hotels in 2017. Prior to completion of the sale, the financial statements of the Company’s Canadian subsidiaries and its investments therein were maintained in their functional currency, the Canadian dollar, and their revenues and expenses were translated into U.S. dollars using the average exchange rate for the period. The assets and liabilities of these subsidiaries were translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Due to the fact that the Company’s Canadian subsidiaries liquidated substantially all of their assets, their functional currency changed to the U.S. dollar and $14.5 million of accumulated foreign currency translation loss was charged to the consolidated statement of operations during the year ended December 31, 2017. Foreign currency transaction (gains) losses of $(0.4) million, $0.4 million and $(0.7) million are included in other non-operating income in the accompanying consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Equity-Based Compensation—The Corporation and ESH REIT each maintain a Long-Term Incentive Plan (“LTIP”), as amended and restated in 2015, approved by their shareholders. Under the LTIPs, the Corporation and ESH REIT may issue to eligible employees or directors equity-based awards in respect of Paired Shares with service, performance or market vesting conditions. The Company recognizes costs related to equity-based awards over their vesting periods. The issuing entity classifies equity-based awards granted in exchange for employee or director services as either equity awards or as liability awards. The classification of an award either as an equity award or a liability award is generally based upon cash settlement options. Equity awards are measured based on their fair value on the date of grant. Liability awards are re-measured to fair value each reporting period. The value of all awards is recognized over the requisite service period, which is the period during which an employee or director is required to provide services in exchange for the award (usually the vesting period). No compensation expense is recognized for awards for which employees or directors do not render the requisite services. All awards granted are classified as equity awards, except those equity-based awards issued by ESH REIT to its directors, which are classified as liability awards at the Corporation.
Segments—The Company has two reportable operating segments based on the manner in which it evaluates its business: (i) owned hotels and (ii) franchise and management. The Company assesses the performance of these segments on an individual basis (see Note 9).
Recently Issued Accounting Standards
Fair Value Measurement—In August 2018, the FASB issued an accounting standards update which modifies the disclosure requirements for fair value measurements in Topic 820, Fair Value Measurement. The Company adopted this update on January 1, 2020. The adoption of this update did not have a material effect on the Company's consolidated financial statements.
Intangibles-Goodwill and Other—Internal-Use Software—In August 2018, the FASB issued an accounting standards update which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. The Company adopted this update on January 1, 2020, using a prospective transition method. The adoption of this update did not have a material effect on the Company's consolidated financial statements.
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
Goodwill—In January 2017, the FASB issued an accounting standards update in which the guidance on testing for goodwill was updated to eliminate Step 2 in the determination on whether goodwill should be considered impaired. Annual and/

or interim assessments are still required. The Company adopted this update on January 1, 2020, using a prospective transition method. The adoption of this update did not have a material effect on the Company's consolidated financial statements.
Financial Instruments—Credit Losses—In June 2016, the FASB issued an accounting standards update which requires the measurement of an impairment allowance for certain financial assets based on a company’s current estimate of all contractual cash flows it does not expect to collect. The new standard will primarily impact the manner in which the Company estimates its allowance for uncollectible trade receivables. The standard requires the Company to measure its allowance for doubtful accounts based on current conditions, historical experience and reasonable and supportable forecasts for each pool of receivables with similar risk characteristics. The Company adopted this update on January 1, 2020, using a modified retrospective method. The adoption of this update did not have a material effect on the Company's consolidated financial statements and had no effect on or impact to retained earnings.
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

Adoption had no cumulative effect on retained earnings. Adoption resulted in the recognition of operating lease right-of-use assets of $7.1 million as of January 1, 2019, which included adjustments for accrued lease payments, above-market lease liabilities and lease incentives, and liabilities of $14.5 million. Finance lease right-of-use assets and liabilities recognized as of January 1, 2019, included preexisting assets and liabilities of $3.8 million and $3.4 million, respectively, related to capital leases accounted for under prior guidance.
Judgment was exercised in the application of ASC 842 with respect to the determination of whether a contract contains a lease. While the ability to control and direct the use of an identified asset indicates that the contract, or portion of a contract, is a lease, a counterparty’s substantive substitution rights typically provide evidence that a lessee does not control the asset. Judgment was also exercised with respect to the determination of the discount rate used to determine the present value of lease payments. In instances in which interest rates implicit in leases are not readily determinable, the Company uses its incremental borrowing rate. The substantial majority of widely available market maturities and asset-specific risk spreads may not match the underlying contract and, as such, borrowing rates and risk spreads are estimated based on the contract’s term, the counterparty’s security and other characteristics of the identified asset.

3. NET INCOME PER SHARE
Basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of the Corporation’s unrestricted common stock outstanding. Diluted net income per share is computed by dividing net income available to common shareholders, as adjusted for potentially dilutive securities, by the weighted-average number of shares of unrestricted common stock outstanding plus potentially dilutive securities. Dilutive securities include certain equity-based awards (see Note 15) and are included in the calculation provided that the inclusion of such securities is not anti-dilutive.

The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income available to Extended Stay America, Inc. common shareholders - basic	$69,668	$112,864	$78,847
Income attributable to noncontrolling interests assuming conversion	(82)	(128)	(392)
Net income available to Extended Stay America, Inc. common shareholders - diluted	$69,586	$112,736	$78,455
Denominator:
Weighted-average number of Extended Stay America, Inc. common shares outstanding - basic	$186,546	$189,389	$193,101
Dilutive securities	276	432	569
Weighted-average number of Extended Stay America, Inc. common shares outstanding - diluted	$186,822	$189,821	$193,670
Net income per Extended Stay America, Inc. common share - basic	$0.37	$0.60	$0.41
Net income per Extended Stay America, Inc. common share - diluted	$0.37	$0.59	$0.41

4. HOTEL ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
2019 Acquisition—On November 12, 2019, the Company acquired a 121-room operating hotel from Crestwood Suites of Lakeland, LLC for $10.0 million. Other than ordinary components of prorated net working capital, no liabilities were assumed in the purchase. The majority of the purchase price was allocated to building and improvements, with estimated useful lives ranging from five to 44 years.
2018 Acquisition—On May 30, 2018, the Company acquired a 115-room operating hotel from Legacy Rock Hill, LLC for $13.0 million. Other than ordinary components of prorated net working capital, no liabilities were assumed in the purchase. The majority of the purchase price was allocated to building and improvements, with estimated useful lives ranging from four to 49 years. Prior to its acquisition by the Company, the hotel opened in late 2017.
During the years ended December 31, 2019 and 2018, acquired hotel properties contributed total room and other hotel revenues, total operating expenses and income before income tax expense as follows (in thousands):

	Year Ended December 31,
	2019	2018
Total room and other hotel revenues	$2,003	$1,106
Total operating expenses	1,868	966
Income before income tax expense	135	140

DISPOSITIONS
No hotels were sold during the year ended December 31, 2019. The table below summarizes hotel dispositions for the years ended December 31, 2018 and 2017 (in thousands, except number of hotels and number of rooms). No dispositions were reported as discontinued operations.

Year	Brand	Location	Month Sold	Number of Hotels	Number of Rooms	Net Proceeds	Gain (Loss) on Sale		Franchised/Managed (1)
2018	Extended Stay America	Various	November	14	1,386	$34,855	$1,331	(2)	Yes
2018	Extended Stay America	Various	September	16	1,677	$60,710	$6,293	(2)	Yes
2018	Extended Stay America	Various	September	16	1,772	$58,144	$(3,014)	(2)	Yes
2018	Extended Stay America	Various	February	25	2,420	$111,156	$6,810	(2)	Yes
2018	Extended Stay America	Texas	March	1	101	$44,090	$31,058		No	(3)
2017	Extended Stay America	Colorado	December	1	160	$15,985	$11,870		No	(3)
2017	Extended Stay Canada	Canada	May	3	500	$43,551	$(1,894)	(4)	No
2017	Other	Massachusetts	May	1	101	$5,092	$(2)	(2)	No
____________________
(1)As of December 31, 2019.
(2)Net of impairment charge of $16.8 million, $24.3 million, $6.3 million, $2.1 million and $1.7 million, respectively, recognized prior to sale.
(3)Management agreement terminated in 2019.
(4)Due to the fact that the Company’s Canadian subsidiaries liquidated substantially all of their assets, $14.5 million of accumulated foreign currency translation loss was recognized at the time of sale. Additionally, an impairment charge of $12.4 million was recorded prior to sale.

During the years ended December 31, 2018 and 2017, disposed hotel properties contributed total room and other hotel revenues, total operating expenses and (loss) income before income tax expense as follows (in thousands):

	Year Ended December 31,
	2018	2017
Total room and other hotel revenues	$53,494	$102,593
Total operating expenses	83,336	104,511
Loss before income tax expense (1)	(29,842)	(1,605)
_____________________
(1)Includes impairment charges of $37.4 million and $19.2 million for the years ended December 31, 2018 and 2017, respectively.

5. PROPERTY AND EQUIPMENT
Net investment in property and equipment as of December 31, 2019 and 2018, consists of the following (in thousands):

	December 31, 2019	December 31, 2018
Hotel properties:
Land and site improvements (1)	$1,228,231	$1,215,710
Building and improvements	2,792,579	2,729,661
Furniture, fixtures and equipment	745,145	674,545
Total hotel properties	4,765,955	4,619,916
Development in process (2)	70,864	27,174
Corporate furniture, fixtures, equipment, software and other	30,680	24,647
Total cost	4,867,499	4,671,737
Less accumulated depreciation:
Hotel properties	(1,353,772)	(1,201,260)
Corporate furniture, fixtures, equipment, software and other	(20,178)	(16,845)
Total accumulated depreciation	(1,373,950)	(1,218,105)
Property and equipment—net	$3,493,549	$3,453,632
_________________________________
(1)Includes finance lease asset of $3.2 million as of December 31, 2019 and 2018.
(2)Includes finance lease asset of $0.8 million and $0.6 million as of December 31, 2019 and 2018, respectively.
As of December 31, 2019 and 2018, development in process consisted of 15 and 11 land parcels, respectively, that were in various phases of construction and/or development.
During 2019, the Company completed construction of a 124-room hotel in Florida and a 136-room hotel in Arizona. The hotels opened in December 2019. In September 2018, the Company acquired a hotel under construction from Legacy Greenville, LLC for $12.3 million. The hotel opened during the fourth quarter of 2018.
During the years ended December 31, 2019 and 2018, newly-built hotels contributed total room and other hotel revenues, total operating expenses and income (loss) before income tax expense as follows (in thousands):

	Year Ended December 31,
	2019	2018
Total room and other hotel revenues	$2,199	$152
Total operating expenses	1,856	201
Income (loss) before income tax expense	343	(49)
The Company recognized an impairment charge of $2.7 million for one hotel located in New York during the year ended December 31, 2019, as a result of a decline in the hotel's estimated future operating cash flows. During the year ended December 31, 2018, the Company recognized impairment charges totaling $43.6 million for 21 hotels generally located in the Midwestern U.S., the majority of which were incurred with evaluating the potential sale of certain non-core assets. During the year ended December 31, 2017, the Company recognized impairment charges totaling $25.2 million for nine hotels, $12.4 million of which related to Extended Stay Canada-branded hotels.
The Company used Level 3 unobservable inputs and in certain instances Level 2 observable inputs to determine the impairment on its property and equipment. Quantitative information with respect to observable inputs consists of non-binding bids or, in certain instances, binding agreements to sell a hotel or portfolio of hotels to one or more third parties. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of revenues, expenses and hotel-related cash flows based on assumed long-term growth rates, demand trends, expected future capital expenditures, estimated discount rates that range from 6% to 10% and terminal capitalization rates that range from 7% to 11%. These assumptions are based on historical data and experience, budgets, industry projections and overall micro- and macro-economic projections.

6. INTANGIBLE ASSETS AND GOODWILL
The Company’s intangible assets and goodwill as of December 31, 2019 and 2018, consist of the following (dollars in thousands):

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—customer relationships	$26,800	$(12,370)	$14,430
Definite-lived intangible assets—software licenses	10,353	(763)	9,590
Indefinite-lived intangible assets—trademarks	10,163	—	10,163
Total intangible assets	47,316	(13,133)	34,183
Goodwill	45,192	—	45,192
Total intangible assets and goodwill	$92,508	$(13,133)	$79,375

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—customer relationships	$26,800	$(11,029)	$15,771
Definite-lived intangible assets—software licenses	1,926	(36)	1,890
Definite-lived intangible assets—software licenses in process	870	—	870
Indefinite-lived intangible assets—trademarks	10,183	—	10,183
Total intangible assets	39,779	(11,065)	28,714
Goodwill	45,192	—	45,192
Total intangible assets and goodwill	$84,971	$(11,065)	$73,906

The remaining weighted-average amortization period for amortizing intangible assets is approximately 10 years as of December 31, 2019. Estimated future amortization expense for amortizing intangible assets is as follows (in thousands):

Years Ending December 31,
2020	$2,564
2021	2,564
2022	2,564
2023	2,564
2024	2,564
Thereafter	11,200
Total	$24,020

7. DEBT
During the years ended December 31, 2019 and 2018, the following debt transactions occurred (in thousands):

	December 31, 2019	December 31, 2018
Debt, net of deferred financing costs and debt discount(s) - beginning of year (1)	$2,395,507	$2,534,768
Additions:
Proceeds from senior notes	750,000	—
Amortization and write-off of deferred financing costs and debt discount (2)	12,967	7,954
Deductions:
Payments on term loan facilities	(507,261)	(147,215)
Payments of deferred financing costs (2)	(18,577)	—
Debt, net of deferred financing costs and debt discount(s) - end of year (1)	$2,632,636	$2,395,507
______________________
(1)Excludes mandatorily redeemable preferred stock and finance lease obligations.
(2)Excludes amortization and payments of deferred financing costs related to revolving credit facilities.
Summary—The Company’s outstanding debt, net of unamortized debt discount and unamortized deferred financing costs, as of December 31, 2019 and 2018, consists of the following (dollars in thousands):

		Carrying Amount				Unamortized Deferred Financing Costs
Loan	Stated Amount	December 31, 2019		December 31, 2018		December 31, 2019		December 31, 2018		Stated Interest Rate	Maturity Date
Term loan facility
ESH REIT Term Facility	$630,909	$627,368	(1)	$1,132,259	(1)	$9,030		$10,546		LIBOR(2) + 2.00%	9/18/2026	(3)
Senior notes
2025 Notes	1,300,000	1,292,986	(4)	1,291,671	(4)	15,055		17,877		5.25%	5/1/2025
2027 Notes	750,000	750,000		—		13,633		—		4.63%	10/1/2027
Revolving credit facilities
ESH REIT Revolving Credit Facility	350,000	—		—		2,606	(5)	1,469	(5)	LIBOR(2) + 2.00%	9/18/2024
Corporation Revolving Credit Facility	50,000	—		—		556	(5)	292	(5)	LIBOR(2) + 2.25%	9/18/2024
Unsecured Intercompany Facility
Unsecured Intercompany Facility(6)	75,000	—		—		—		—		5.00%	9/18/2026
Total		$2,670,354		$2,423,930		$40,880		$30,184
______________________
(1)The ESH REIT Term Facility (defined below) is presented net of an unamortized debt discount of $2.0 million and $4.3 million as of December 31, 2019 and 2018, respectively.
(2)As of December 31, 2019 and 2018, one-month LIBOR was 1.76% and 2.50%, respectively. As of December 31, 2019 and 2018, $200.0 million and $300.0 million, respectively, of the ESH REIT Term Facility was subject to an interest rate swap at a fixed rate of 1.175%.
(3)Amortizes in equal quarterly installments of $1.6 million. In addition to scheduled amortization, subject to certain exceptions, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required commencing with the year ending December 31, 2020. Annual mandatory prepayments for the year ending December 31, 2020, and each year thereafter, are due during the first quarter of the following year.
(4)The 2025 Notes (defined below) are presented net of an unamortized discount of $7.0 million and $8.3 million as of December 31, 2019 and 2018, respectively.
(5)Unamortized deferred financing costs related to revolving credit facilities are included in other assets in the accompanying consolidated balance sheets.
(6)Any outstanding debt balances and interest expense, as applicable, owed from ESH REIT to the Corporation eliminate in consolidation.
ESH REIT Credit Facilities
ESH REIT’s credit agreement, as may be amended and supplemented from time to time, provides for senior secured credit facilities (collectively, the “ESH REIT Credit Facilities”) which, as of December 31, 2019, consisted of a $630.9 million senior secured term loan facility (the “ESH REIT Term Facility”) and a $350.0 million senior secured revolving credit facility (the “ESH REIT Revolving Credit Facility”). Subject to the satisfaction of certain criteria, borrowings under the ESH REIT Credit Facilities may be increased by an amount of up to $600.0 million, plus additional amounts, so long as, after giving effect to the incurrence of such incremental facility and the application of proceeds thereof, ESH REIT’s pro-forma senior loan-to-value ratio is less than or equal to 45%.
In September 2019, ESH REIT entered into an amendment to the ESH REIT Credit Facilities whereby, among other things, proceeds from the issuance of the 2027 Notes (defined below) were used to repay $500.0 million of the then outstanding borrowings under the ESH REIT Term Facility and the stated amount of the ESH REIT Term Facility was reduced from $1,130.9 million to $630.9 million. Additionally, the amendment reduced the interest rate applicable to the ESH REIT Revolving Credit Facility and extended the maturity of both the ESH REIT Term Facility and the ESH REIT Revolving Credit Facility. In connection with these transactions, ESH REIT incurred $6.7 million of debt extinguishment and modification costs, which consist of the write-off of unamortized deferred financing costs and discounts of $5.6 million and other costs of $1.1 million. Debt extinguishment and modification costs are included as a component of net interest expense in the accompanying consolidated statements of operations.
Obligations under the ESH REIT Credit Facilities are guaranteed by certain existing and future material domestic subsidiaries of ESH REIT, other than those owning real property, subject to customary exceptions. Obligations under the ESH REIT Credit Facilities are secured, subject to certain exceptions, including an exception for real property, by a first-priority security interest in substantially all of the assets of ESH REIT and the guarantors.

ESH REIT Term Facility—The ESH REIT Term Facility bears interest at a rate equal to (i) LIBOR plus 1.75% for any period during which ESH REIT maintains a public corporate family rating better than or equal to BB (with a stable or better outlook) from S&P and Ba3 (with a stable or better outlook) from Moody’s (a “Level 1 Period”) or LIBOR plus 2.00% for any period other than a Level 1 Period; or (ii) a base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50% or (C) the one-month adjusted LIBOR rate plus 1.00%), plus 0.75% during a Level 1 Period or 1.00% for any period other than a Level 1 Period. The ESH REIT Term Facility amortizes in equal quarterly installments of $1.6 million. In addition to scheduled amortization, subject to certain exceptions, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required. The ESH REIT Term Facility matures on September 18, 2026.
ESH REIT has the option to voluntarily prepay outstanding loans under the ESH REIT Term Facility at any time. In addition to customary breakage costs, amounts refinanced, substituted or replaced by indebtedness in connection with certain repricing transactions which have a lower all-in yield than the all-in yield under the ESH REIT Term Facility on or prior to March 18, 2020 (other than as a result of a transformative transaction) are subject to a prepayment penalty equal to 1.00% of the aggregate principal amount refinanced, substituted or replaced. Prepayments made after March 18, 2020 are not subject to a prepayment penalty.
ESH REIT Revolving Credit Facility—Borrowings under the ESH REIT Revolving Credit Facility bear interest at a rate equal to (i) LIBOR plus a spread that ranges from 1.50% to 2.00% based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined, or (ii) a base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50%, or (C) the one-month adjusted LIBOR rate plus 1.00%) plus a spread that ranges from 0.50% to 1.00% based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined. ESH REIT incurs a fee of 0.30% or 0.175% on the unutilized revolver balance. ESH REIT is also required to pay customary letter of credit fees and agency fees. The ESH REIT Revolving Credit Facility provides for the issuance of up to $50.0 million of letters of credit. As of December 31, 2019, ESH REIT had no letters of credit outstanding under the facility and available borrowing capacity of $350.0 million. The ESH REIT Revolving Credit Facility matures on September 18, 2024.
The ESH REIT Revolving Credit Facility is subject to a springing financial covenant whereby the senior loan-to-value ratio may not exceed 45% when the aggregate principal amount of borrowings and letters of credit under the ESH REIT Revolving Credit Facility, excluding up to $30.0 million of letters of credit, is equal to or greater than 35% of the aggregate available principal amount of the ESH REIT Revolving Credit Facility on the applicable fiscal quarter end date.

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
Corporation Revolving Credit Facility
The Corporation’s revolving credit facility, as may be amended and supplemented from time to time (the “Corporation Revolving Credit Facility”), provides for the issuance of up to $50.0 million of letters of credit as well as borrowing on same day notice, referred to as swingline loans, in an amount of up to $20.0 million. In September 2019, the Corporation entered into an amendment to the Corporation Revolving Credit Facility which, among other things, extended the facility’s maturity and reduced the interest rate spread on utilized and unutilized revolver balances. Borrowings under the Corporation Revolving Credit Facility bear interest at a rate equal to (i) LIBOR plus 2.25% or (ii) a base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50% or (C) the one-month adjusted LIBOR plus 1.00%) plus 1.25%. In addition to paying interest on outstanding principal, the Corporation incurs a fee of 0.30% or 0.175% on the unutilized revolver balance, based on the amount outstanding under the facility. As of December 31, 2019, the Corporation had one letter of credit outstanding under the facility of $0.2 million and available borrowing capacity of $49.8 million. The Corporation Revolving Credit Facility matures on September 18, 2024.
Obligations under the Corporation Revolving Credit Facility are guaranteed by certain existing and future material domestic subsidiaries of the Corporation, excluding ESH REIT and its subsidiaries and subject to customary exceptions. The facility is secured, subject to certain exceptions, by a first-priority security interest in substantially all of the assets of the Corporation and the guarantors.

If obligations are outstanding under the facility during any fiscal quarter, the Corporation Revolving Credit Facility requires that the Consolidated Leverage Ratio, as defined, calculated as of the end of such fiscal quarter for any consecutive four quarter period, be less than or equal to 8.75 to 1.00. The facility is also subject to a springing financial covenant whereby the senior loan-to-value ratio may not exceed 45% when the aggregate principal amount of borrowings and letters of credit under the Corporation Revolving Credit Facility, excluding up to $30.0 million of letters of credit, is equal to or greater than 25% of the aggregate available principal amount of the Corporation Revolving Credit Facility on the applicable fiscal quarter end date.
Unsecured Intercompany Facility
In August 2016, ESH REIT, as borrower, and the Corporation, as lender, entered into an unsecured intercompany credit facility, as may be amended and supplemented from time to time (the “Unsecured Intercompany Facility”). In September 2019, the Unsecured Intercompany Facility was amended to, among other things, extend the facility’s maturity. Subject to certain conditions, the principal amount of the Unsecured Intercompany Facility may be increased up to an amount that shall not exceed the greater of (i) $300.0 million and (ii) an unlimited amount so long as the incremental loan-to-value ratio, determined on a pro-forma basis as of the last day of the most recently ended test period, as if any incremental loans available under such incremental commitments had been outstanding on the last day of such period, and, in each case, without netting the cash proceeds of any such incremental loans, does not exceed 5.0%. Loans under the Unsecured Intercompany Facility bear interest at an annual rate of 5.0%. ESH REIT has the option to prepay outstanding balances under the facility without penalty. As of December 31, 2019 and 2018, the amount outstanding under the facility was $0. There is no scheduled amortization, and the Unsecured Intercompany Facility matures on September 18, 2026.
Covenants
The ESH REIT Credit Facilities, the 2025 Notes, the 2027 Notes, the Corporation Revolving Credit Facility and the Unsecured Intercompany Facility contain a number of restrictive covenants that, among other things and subject to certain exceptions, limit the Corporation’s or ESH REIT’s ability and the ability of their respective subsidiaries to engage in certain transactions, including incurring additional debt, creating certain liens, paying dividends or distributions, making certain investments and other restricted payments, entering into affiliate transactions, amending or modifying certain material operating leases and management agreements, selling assets or merging, consolidating or transferring all or substantially all of their assets. In addition, the ESH REIT Revolving Credit Facility and the Corporation Revolving Credit Facility contain financial covenants that, subject to certain conditions, require compliance with certain senior loan-to-value and consolidated leverage ratios. The agreements governing the Corporation’s and ESH REIT’s indebtedness also contain certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and, in the case of the ESH REIT Credit Facilities and the Unsecured Intercompany Facility, certain material operating leases and management agreements. If an event of default occurs under the Corporation’s or ESH REIT’s indebtedness, the respective lenders, agents, noteholders and/or trustees, as applicable, are entitled to take various actions, including declaring the indebtedness immediately due and payable, and, with respect to the ESH REIT Credit Facilities, additional actions that a secured creditor is permitted to take following a default. As of December 31, 2019, the Corporation and ESH REIT were in compliance with all covenants under their respective debt agreements.
Future Maturities of Debt—The future maturities of debt as of December 31, 2019, are as follows (in thousands):

Years Ending December 31,
2020	$6,309	(1)
2021	6,309	(1)
2022	6,309	(1)
2023	6,309	(1)
2024	6,309	(1)
Thereafter	2,647,786	(1)
Total	$2,679,331
______________________
(1)Under the ESH REIT Term Facility, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required commencing with the year ending December 31, 2020. Annual mandatory prepayments for the year ending December 31, 2020, and each year thereafter, are due during the first quarter of the following year.
Interest Expense, net—The components of net interest expense during the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Contractual interest(1)	$117,067	$116,348	$118,510
Amortization of deferred financing costs and debt discount	8,059	8,005	8,097
Debt extinguishment and other costs(2)	8,301	3,030	3,335
Interest income	(5,663)	(2,513)	(170)
Total	$127,764	$124,870	$129,772
______________________
(1)Includes dividends on the shares of mandatorily redeemable Corporation preferred stock. Net of capitalized interest of $2.2 million, $0.5 million and $0, respectively.
(2)Includes interest expense on finance leases (See Note 14) and unused credit facility fees.
Mandatorily Redeemable Preferred Stock—The Corporation has authorized 350.0 million shares of preferred stock, $0.01 par value, of which 7,130 shares of mandatorily redeemable voting preferred stock were issued and outstanding as of December 31, 2019 and 2018. Dividends on these mandatorily redeemable voting preferred shares are payable quarterly in arrears at a rate of 8.0% per year. With respect to dividend, distribution and liquidation rights, the 8.0% voting preferred stock ranks senior to the Corporation’s common stock. Holders of the 8.0% voting preferred stock have the right to require the Corporation to redeem in cash the 8.0% voting preferred stock at $1,000 per share plus any accumulated unpaid dividends. On November 15, 2020, the Corporation shall mandatorily redeem all of the 8.0% voting preferred stock at $1,000 per share plus any accumulated unpaid dividends.
Due to the fact that the 8.0% mandatorily redeemable voting preferred stock is mandatorily redeemable by the Corporation, it is classified as a liability on the accompanying consolidated balance sheets. Dividends on these preferred shares are classified as net interest expense on the accompanying consolidated statements of operations.
Fair Value of Debt—As of December 31, 2019 and 2018, the estimated fair value of the Company’s debt was $2.7 billion and $2.3 billion, respectively, and the estimated fair value of the Corporation’s 8.0% mandatorily redeemable preferred stock was $7.1 million and $7.0 million, respectively. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available, to the stated interest rates and spreads on the Company’s debt and the Corporation's 8.0% mandatorily redeemable preferred stock.
8. DERIVATIVE INSTRUMENTS
ESH REIT is a counterparty to a floating-to-fixed interest rate swap at a fixed rate of 1.175% and a floating rate of one-month LIBOR to manage its exposure to interest rate risk on a portion of the ESH REIT Term Facility. The notional amount of the interest rate swap as of December 31, 2019 was $200.0 million. The notional amount decreases by an additional $50.0 million every six months until the swap’s maturity in September 2021.
For each of the years ended December 31, 2019 and 2018, the Company received proceeds of $2.8 million that offset interest expense and recorded interest expense of $0.7 million for the year ended December 31, 2017. As of December 31, 2019, $0.7 million is expected to be recognized through earnings over the following twelve months.
The table below presents the amounts and classification on the Company’s financial statements related to the interest rate swap (in thousands):

	Other assets	Accumulated other comprehensive income, net of tax		Other non-operating income	Interest (income) expense, net
As of December 31, 2019	$831	$706	(1)
As of December 31, 2018	$5,789	$4,934	(2)
For the year ended December 31, 2019				$—	$(2,842)
For the year ended December 31, 2018				$—	$(2,765)
For the year ended December 31, 2017				$314	$707
_______________________________
(1)Changes during the year ended December 31, 2019, on a pre-tax basis, consisted of changes in fair value of $(5.0) million.

(2)Changes during the year ended December 31, 2018, on a pre-tax basis, consisted of changes in fair value of $(0.6) million and the cumulative effect adjustment of $(0.7) million as a result of adopting ASU 2017-12, Derivative and Hedging: Targeted Improvements to Accounting for Hedging Activities, on January 1, 2018.
9. SEGMENTS
The Company’s operating segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by its chief operating decision maker to assess performance and make decisions regarding the allocation of resources. The Company’s operating and reportable segments are defined as follows:

•Owned Hotels—Earnings are derived from the operation of Company-owned hotel properties and include room and other hotel revenues.
•Franchise and management—Earnings are derived from fees under franchise and management agreements with third parties. These contracts provide the Company the ability to earn compensation for licensing the Extended Stay America brand name, providing access to shared system-wide platforms and/or management services.
The performance of the Company’s operating segments is evaluated primarily on income from operations. Selected financial data is provided below (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenues:
Owned hotels	$1,196,091	$1,259,182	$1,282,725
Franchise and management (1)	9,000	7,086	3,873
Total segment revenues	1,205,091	1,266,268	1,286,598
Corporate and other (2)	77,084	80,942	75,692
Other revenues from franchise and managed properties (3)	16,716	12,567	—
Intersegment eliminations (4)	(80,672)	(84,718)	(79,565)
Total	$1,218,219	$1,275,059	$1,282,725

Income (loss) from operations:
Owned hotels (5)	$346,999	$394,669	$383,061
Franchise and management (1)	9,000	7,086	3,873
Total segment income from operations	355,999	401,755	386,934
Corporate and other (2)	(32,019)	(23,168)	(25,859)
Other expenses from franchise and managed properties, net(3)	(2,154)	(650)	—
Total	$321,826	$377,937	$361,075
_________________________________
(1)Includes intellectual property fees charged to the owned hotels segment of $3.6 million, $3.8 million and $3.9 million for the years ended December 31, 2019, 2018 and 2017, respectively, that are eliminated in the consolidated statements of operations.
(2)Includes revenues generated and operating expenses incurred in connection with the overall support of owned, franchised and managed hotels and related operations. Corporate and other revenues are comprised of management fees earned by and cost reimbursements charged to the owned hotels segment that are eliminated in the consolidated statements of operations.
(3)Includes direct reimbursement of specific costs incurred under franchise and management agreements that the Company is reimbursed for on a dollar-for-dollar basis, as well as indirect reimbursement of certain costs incurred associated with the Company’s shared platform (i.e., system services) (see Note 2).
(4)Includes management fees, intellectual property fees and other cost reimbursements charged to the owned hotels segment that are eliminated in the consolidated statements of operations.
(5)Net of impairment charges of $2.7 million, $43.6 million and $25.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. Also includes gain on sale of hotel properties of $42.5 million and $10.0 million for the years ended December 31, 2018 and 2017, respectively.

Total assets for each of the Company’s operating segments are provided below (in thousands):

	December 31, 2019	December 31, 2018
Assets:
Owned hotels	$3,661,609	$3,643,603
Franchise and management	14,576	14,634
Total segment assets	3,676,185	3,658,237
Corporate and other	397,568	308,181
Intersegment eliminations	(43,157)	(42,208)
Total	$4,030,596	$3,924,210
Total capital expenditures for each of the Company's operating segments are provided below (in thousands):

	Year Ended December 31,
	2019	2018	2017
Capital Expenditures:
Owned hotels	$260,155	$207,997	$164,909
Franchise and management	—	250	—
Total segment capital expenditures	260,155	208,247	164,909
Corporate and other	1,139	1,027	1,469
Total	$261,294	$209,274	$166,378

10. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenues
The following table disaggregates room revenues generated from owned hotels by booking source for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Property direct	$286,002	$360,718
Central call center	312,956	303,336
Proprietary website	225,393	220,734
Third-party intermediaries	307,478	300,965
Travel agency global distribution systems	39,897	51,558
Total room revenues from owned hotels(1)	$1,171,726	$1,237,311
_________________________________
(1)In addition to room revenues, the Company’s owned hotels earned $24.4 million and $21.9 million of other hotel revenues during the years ended December 31, 2019 and 2018, respectively.

The following table disaggregates room revenues generated from owned hotels by length of guest stay for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
1-6 nights	$441,417	$457,380
7-29 nights	243,263	261,674
30+ nights	487,046	518,257
Total room revenues from owned hotels(1)	$1,171,726	$1,237,311
_________________________________
(1)In addition to room revenues, the Company’s owned hotels earned $24.4 million and $21.9 million of other hotel revenues during the years ended December 31, 2019 and 2018, respectively.

The following table disaggregates revenues generated from franchised and managed hotels for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Management fees	$1,239	1,175
Franchise fees	4,173	2,135
Indirect reimbursements (system service fees)	5,221	2,444
Direct reimbursements	11,495	10,123
Total revenues from franchised and managed hotels	$22,128	$15,877
Outstanding Contract Liabilities
Contract liabilities relate to advance deposits with respect to owned hotels and, with respect to franchised hotels, advance consideration received, such as initial franchise fees paid when a franchise agreement is executed and certain system implementation fees paid at the time of installation. Contract liabilities are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets. The following table presents outstanding contract liabilities as of December 31, 2019 and January 1, 2019 and the amount of contract liabilities outstanding as of January 1, 2019 that were recognized as revenue during the year ended December 31, 2019 (in thousands):

	Outstanding Contract Liabilities	Outstanding Contract Liabilities as of January 1, 2019 Recognized as Revenue
As of December 31, 2019	$16,231
As of January 1, 2019	$13,829
For the year ended December 31, 2019		$9,233
Performance Obligations
As of December 31, 2019, $10.9 million of outstanding contract liabilities related to owned hotels and $5.3 million related to franchised hotels. The Company does not estimate revenues expected to be recognized related to unsatisfied performance obligations for royalty fees, system service fees or management fees, as they are considered either sales-based fees or allocated to wholly unsatisfied performance obligations in a series. Performance obligations related to owned hotels are expected to be satisfied within less than one year. Performance obligations related to franchised hotels are expected to be satisfied over the term of the respective franchise agreements, which are typically 20 years.

11. INCOME TAXES
The Corporation's taxable income includes the taxable income of its wholly-owned subsidiaries and distribution income related to its 58% ownership of ESH REIT.
Income (loss) before income tax expense for the years ended December 31, 2019, 2018 and 2017 consists of the following (in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
U.S.	$194,143	$254,172	$244,995
Canada	310	(340)	(13,293)
Total	$194,453	$253,832	$231,702

The components of income tax expense (benefit) for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Federal (including foreign):
Current	$28,297	$31,401	$49,307
Deferred	(6,697)	711	1,675
State:
Current	9,134	9,656	9,244
Deferred	(1,419)	308	(712)
Total	$29,315	$42,076	$59,514
The differences between income tax expense at the effective tax rate and the statutory U.S. federal income tax rate for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	Year Ended December 31, 2019		Year Ended December 31, 2018		Year Ended December 31, 2017
Tax at statutory rate	$40,835	21.0%	$53,305	21.0%	$81,096	35.0%
State income tax	5,844	3.0	7,847	3.1	5,578	2.4
Foreign income tax rate differential	—	—	—	—	(4,741)	(2.0)
Nontaxable ESH REIT income	(18,577)	(9.6)	(14,976)	(5.9)	(25,689)	(11.1)
Equity-based compensation	(69)	—	(524)	(0.2)	(263)	(0.1)
Other permanent differences	629	0.3	30	—	3,283	1.4
Estimate of future nontaxable distributions from ESH REIT	—	—	5,020	2.0	(2,054)	(0.9)
Change in ESH REIT temporary differences	475	0.3	(9,525)	(3.7)	(2,102)	(0.9)
Change in deferred tax rate(1)	—	—	—	—	4,051	1.7
Valuation allowance	(1)	—	(2)	—	(427)	(0.2)
Tax credits	(783)	(0.4)	(661)	(0.3)	(497)	(0.2)
Other - net	962	0.5	1,562	0.6	1,279	0.6
Income tax expense - net	$29,315	15.1%	$42,076	16.6%	$59,514	25.7%
________________________
(1)Reflects the impact of the TCJA on Corporation deferred tax assets, specifically the remeasurement of deferred tax assets at December 31, 2017, using newly enacted tax rates, which resulted in deferred income tax expense.

The significant components of deferred tax assets and deferred tax liabilities as of December 31, 2019 and 2018, consist of the following (in thousands):

	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carryforwards	$2,914	$2,926
Accruals and allowances	19,484	10,861
Equity-based compensation	972	1,409
Depreciable property	2,890	3,211
Other	665	652
Total deferred tax assets	26,925	19,059
Valuation allowance	(2,914)	(2,926)
Net deferred tax assets	24,011	16,133
Deferred tax liabilities:
Undistributed ESH REIT income	(5,074)	(5,578)
Intangible assets	(2,112)	(2,600)
Prepaid expenses	(668)	(629)
Other	—	(17)
Total net deferred tax assets:	$16,157	$7,309
ESH REIT has elected to be taxed as and expects to continue to qualify as a REIT under Sections 856 through 860 of the Code. A REIT is a legal entity that holds real estate assets and is generally not subject to federal and state income taxes. In order to maintain qualification as a REIT, ESH REIT is required to distribute at least 90% of its taxable income, excluding net capital gain, to its shareholders each year. In addition, ESH REIT must meet a number of complex organizational and operational requirements. If ESH REIT were to fail to qualify as a REIT in any taxable year, it would be subject to federal income taxes at regular corporate rates and generally would be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it lost its REIT qualification. Even in qualifying as a REIT, ESH REIT may be subject to state and local taxes in certain jurisdictions, and is subject to federal income and excise taxes on undistributed income.
During the years ended December 31, 2019, 2018 and 2017, ESH REIT recognized a dividends paid deduction for 100% of its taxable income, incurring no federal income tax and minimal state and local income tax.
During the year ended December 31, 2017, the Company estimated the remeasurement of its net deferred tax asset based on the newly enacted 21% federal corporate income tax rate under the TCJA and recorded provisional deferred income tax expense of $4.1 million. The Company completed its accounting for all tax effects of the TCJA in 2018. During the year ended December 31, 2018, there was no material change from the provisional amount recorded during the year ended December 31, 2017.
ESH REIT had taxable income prior to distributions of $233.4 million, $297.2 million and $231.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. In 2019, ESH REIT made $240.6 million in cash distributions to its shareholders, excluding accumulated distributions on restricted stock settled, all of which were considered ordinary taxable income. The 2019 cash distributions included $26.5 million previously deducted in 2018 to fully offset 2018 taxable income. In 2018, ESH REIT made $277.1 million in cash distributions to its shareholders, excluding accumulated distributions on restricted stock settled, all of which were considered ordinary taxable income. The 2018 cash distributions included $2.8 million of distributions previously deducted in 2017 to fully offset 2017 taxable income. In 2017, ESH REIT made $235.1 million in cash distributions to its shareholders, excluding accumulated distributions on restricted stock settled, all of which were considered ordinary taxable income. The 2017 cash distributions included $6.2 million of distributions previously deducted in 2016 to fully offset 2016 taxable income.
As of December 31, 2019, the book basis of ESH REIT’s property and equipment was $5.2 million greater than the tax basis.
As of December 31, 2019 and 2018, the Company recorded a valuation allowance related to the net operating loss carryforwards of its Canadian Operating Lessee and state net operating losses of ESH REIT. The Company has concluded that, in light of available evidence, it is more likely than not that these net operating loss carryforwards will not be realized.

The Company evaluates its open tax positions using the criteria established by ASC 740, Income Taxes. The Company has concluded that it has not taken any material tax positions that are not more likely than not to be sustained upon examination and has therefore not recorded any reserves for uncertain tax positions. The Company’s federal income tax returns for the years 2016 to present may be subject to examination by the Internal Revenue Service and other taxing authorities. As of December 31, 2019, a subsidiary of ESH REIT was under examination by the Canadian Revenue Agency for tax years 2014 through 2017. As this audit is still in process, the timing of the resolution and any payments that may be required cannot be determined at this time. The Company believes that, to the extent a liability may exist, it is appropriately reserved as of December 31, 2019.

12. QUARTERLY RESULTS (Unaudited)
Quarterly financial data for the years ended December 31, 2019 and 2018 is as follows (in thousands, except per share data):

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2019	2018	2019	2018	2019	2018	2019		2018
Total revenues	$277,669	$297,767	$323,657	$336,501	$332,695	$351,076	$284,198		$289,715
Income from operations	63,953	68,729	100,451	112,504	100,367	121,462	57,055		75,242
Net income	28,404	31,095	59,658	65,570	53,230	75,692	23,846		39,399
Net income attributable to noncontrolling interests	(6,470)	(16,243)	(6,161)	(514)	(12,159)	(3,790)	(70,680)		(78,345)
Net income (loss) attributable to common shareholders	21,934	14,852	53,497	65,056	41,071	71,902	(46,834)		(38,946)
Net income (loss) per common share—basic(1)	$0.12	$0.08	$0.28	$0.34	$0.22	$0.38	$(0.26)		$(0.21)
Net income (loss) per common share—diluted(1)	$0.12	$0.08	$0.28	$0.34	$0.22	$0.38	$(0.26)	(2)	$(0.21)	(3)
_________________________
(1)The sum of the four quarters may differ from the annual amount due to rounding.
(2)Excludes 0.3 million anti-dilutive securities.
(3)Excludes 0.4 million anti-dilutive securities.

13. EQUITY
The Corporation
The Corporation has authorized 3,500.0 million shares of common stock, par value $0.01 per share, of which 179.5 million and 188.2 million shares were issued and outstanding as of December 31, 2019 and 2018, respectively. Each share of the Corporation’s outstanding common stock is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT.
The Corporation has authorized 350.0 million shares of preferred stock, $0.01 par value, of which 7,130 shares of mandatorily redeemable voting preferred stock were issued and outstanding as of December 31, 2019 and 2018. Dividends on these mandatorily redeemable voting preferred shares are payable quarterly in arrears at a rate of 8.0% per year. With respect to dividend, distribution and liquidation rights, the 8.0% voting preferred stock ranks senior to the Corporation’s common stock. The outstanding 8.0% mandatorily redeemable voting preferred shares are classified as a liability on the accompanying consolidated balance sheets and are further described in Note 7.
The Corporation paid cash distributions totaling $67.2 million, $45.8 million and $56.1 million during the years ended December 31, 2019, 2018 and 2017, respectively, to its common shareholders, all of which were considered taxable dividends.
Paired Share Repurchase Program—In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program. As a result of several increases in authorized amounts and program extensions, the combined Paired Share repurchase program currently authorizes the Corporation and ESH REIT to purchase up to $550 million in Paired Shares through December 31, 2020. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of December 31, 2019, the Corporation and ESH REIT repurchased and retired 26.4 million Paired Shares for $263.3 million and $155.0 million, including transaction fees, respectively, and $132.2 million remained available under the combined Paired Share repurchase program.
Noncontrolling Interests
Third party equity interests in the Corporation consist of the outstanding shares of the Class B common stock of ESH REIT, which represent approximately 42% and 43% of ESH REIT’s total common equity as of December 31, 2019 and 2018, respectively, and the outstanding 125 shares of 12.5% preferred stock of ESH REIT. These interests, which are not owned by the Corporation, are presented as noncontrolling interests.

ESH REIT
ESH REIT has authorized 4,300.0 million shares of Class A common stock, par value $0.01 per share, of which 250.5 million shares were issued and outstanding as of December 31, 2019 and 2018. All issued and outstanding shares of ESH REIT Class A common stock were held by the Corporation as of December 31, 2019 and 2018. ESH REIT has authorized 7,800.0 million shares of Class B common stock, par value $0.01 per share, of which 179.5 million and 188.2 million shares were issued and outstanding as of December 31, 2019 and 2018, respectively. Each share of ESH REIT’s outstanding Class B common stock is attached to and trades as a single unit with one share of the Corporation’s common stock.
ESH REIT has authorized 350.0 million shares of preferred stock, par value $0.01 per share, of which no shares were issued or outstanding as of December 31, 2019 and 2018. Additionally, ESH REIT has authorized 125 shares of preferred stock, no par value, all of which were issued and outstanding as of December 31, 2019 and 2018. The outstanding ESH REIT preferred stock pays dividends at a rate of 12.5% per year. With respect to dividends and distributions upon ESH REIT’s liquidation, winding-up or dissolution, the 12.5% preferred stock ranks senior to the ESH REIT Class A and Class B common stock. The liquidation preference of the 12.5% preferred stock is $1,000 per share plus any accumulated unpaid dividends. Shares of 12.5% preferred stock may be redeemed, in whole or in part, at any time for a per share amount equal to the liquidation preference plus all accumulated unpaid dividends.
ESH REIT paid cash distributions totaling $241.0 million (of which $137.8 million was paid to the Corporation), $277.8 million (of which $157.8 million was paid to the Corporation), and $235.6 million (of which $132.8 million was paid to the Corporation) during the years ended December 31, 2019, 2018 and 2017, respectively.

14. COMMITMENTS AND CONTINGENCIES
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

Operating lease costs related to ground leases are included in hotel operating expenses, while operating lease costs related to the Company’s office lease are included in general and administrative expenses, in the consolidated statements of operations. Finance lease interest costs are included in interest expense, net in the consolidated statements of operations (see Note 7) or, when pertaining to assets under development, are capitalized and included in property and equipment, net on the consolidated balance sheets (see Note 5). As the Company’s finance lease right-of-use assets pertain to land and land under development, and as the Company elected the practical expedient to retain prior lease classification upon adoption of ASC 842, Leases, no amortization costs related to finance leases were incurred during the year ended December 31, 2019. The Company has no variable lease costs or short-term leases.

For the year ended in December 31, 2019, components of the Company's total lease costs are as follows (in thousands):

Year Ended December 31, 2019
Operating lease costs	$3,119
Finance lease costs - interest	242
Total lease costs	$3,361

Rent expense on operating leases was $3.2 million for each of the years ended December 31, 2018 and 2017 and was recognized on a straight-line basis.

The Company’s right-of-use assets and lease liabilities are as follows (in thousands):

	December 31,
	2019	2018 (4)
Right-of-use assets:
Operating (1)	$4,863	$—
Finance (2)	3,979	3,843

Lease liabilities:
Operating (3)	12,590	—
Finance	3,379	3,360
_________________________________
(1) Included in other assets on the accompanying consolidated balance sheets.
(2) Included in property and equipment, net on the accompanying consolidated balance sheets.
(3) Included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
(4)  Finance lease right-of-use assets and liabilities as of December 31, 2018, were previously classified as capital lease assets and liabilities under ASC
840, Leases.

Maturities of lease liabilities as of December 31, 2019, are as follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
2020	$2,899	$386
2021	2,220	395
2022	806	397
2023	545	400
2024	503	402
Thereafter	77,594	3,100
Total	$84,567	$5,080

Total discounted lease liability	$12,590	$3,379
Difference between undiscounted cash flows and discounted cash flows	$71,977	$1,701

Weighted-average remaining lease term	43 years	12 years
Weighted-average discount rate	6.3%	7.0%

The Company's leases do not contain residual value guarantees and do not contain restrictions with respect to incurring additional financial obligations or paying dividends. As of December 31, 2019, the Company does not have any material leases that have not yet commenced.
Letter of Credit—As of December 31, 2019, the Company had one outstanding letter of credit, issued by the Corporation for $0.2 million, which is collateralized by the Corporation Revolving Credit Facility.
Legal Contingencies—As of December 31, 2019, six purported class action lawsuits in California have been filed against the Company. The complaints allege, among other things, failure to provide meal and rest periods, wage and hour violations and violations of the Fair Credit Reporting Act. The complaints seek, among other relief, collective and class certification of the lawsuits, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper.
With respect to the Fair Credit Reporting Act violations alleged in the lawsuits described above, the parties reached a tentative settlement agreement in May 2019, which is subject to certain conditions, including court approval. During the year ended December 31, 2019, the Company recorded a payable and a corresponding insurance receivable for the amount of the tentative settlement. The expected resolution of the alleged Fair Credit Reporting Act violations in the lawsuits did not have, and is not expected to have, a material adverse impact on the Company’s consolidated financial statements, results of operations or liquidity.
With respect to the meal and rest period and the wage and hour violations alleged in the lawsuits described above, excluding one lawsuit, the parties reached a tentative settlement agreement in January 2020, which is subject to certain conditions, including court approval. During the fourth quarter of 2019, the Company incurred a loss and recorded a charge equal to the amount of the tentative settlement. The expected resolution of the alleged meal and rest period and wage and hour violations in the lawsuits did not have, and is not expected to have, a material adverse impact on the Company’s consolidated financial statements, results of operations or liquidity.
With respect to one lawsuit, although the Company believes it is reasonably possible that it may incur losses associated with such matter, it is not possible to estimate the amount of loss or range of loss, if any, that might result from adverse judgments, settlements or other resolution based on the early stage of the lawsuit, the uncertainty as to the certification of a class or classes and the size of any certified class, if applicable, and the lack of resolution of significant factual and legal issues. However, depending on the amount and timing, an unfavorable resolution of the lawsuit or a change in the Company's assessment of the likelihood of loss could have a material adverse effect on the Company’s consolidated financial statements, results of operations or liquidity in a future period. We believe that we have meritorious defenses and are prepared to vigorously defend the lawsuit.
The Company is not a party to any additional litigation or claims, other than routine matters arising in the ordinary course of business that are incidental to the operation of the business of the Company. The Company believes that the results of all additional litigation and claims, individually or in the aggregate, will not have a material adverse effect on its consolidated financial statements, results of operations or liquidity.
15. EQUITY-BASED COMPENSATION
The Corporation and ESH REIT each maintain an LTIP, as amended and restated in 2015, approved by their shareholders. Under each LTIP, the Corporation and ESH REIT may issue to eligible employees or directors restricted stock units ("RSUs") or other equity-based awards in respect of Paired Shares with service, performance or market vesting conditions. The aggregate number of Paired Shares that may be the subject of awards under the LTIPs shall not exceed 8.0 million, of which no more than 4.0 million may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIPs has a share reserve of an equivalent number of shares of Corporation common stock and ESH REIT Class B common stock. As of December 31, 2019, 4.6 million Paired Shares were available for future issuance under the LTIPs.
Equity-based compensation expense is recognized by amortizing the grant-date fair value on a straight-line basis over the requisite service period of each award. A portion of the grant-date fair value of all equity-based awards is allocated to a share of Corporation common stock and a portion is allocated to a share of ESH REIT Class B common stock. Equity-based compensation expense, which is included in general and administrative expenses in the accompanying consolidated statements of operations, was $6.9 million, $7.7 million and $7.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.
As of December 31, 2019, unrecognized compensation expense related to outstanding equity-based awards and the related weighted-average period over which it is expected to be recognized subsequent to December 31, 2019 is presented in the following table. Total unrecognized compensation expense will be adjusted for forfeitures and the achievement of certain market-based conditions.

	Unrecognized Compensation Expense Related to Outstanding Awards (in thousands)	Remaining Weighted- Average Amortization Period (in years)
RSUs with service vesting conditions	$10,180	1.6
RSUs with market vesting conditions	1,878	1.7
Total unrecognized compensation expense	$12,058

RSU activity during the years ended December 31, 2019, 2018 and 2017, was as follows:

			Performance-Based Awards
	Service-Based Awards		Performance Vesting		Market Vesting
	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value(1)	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value(1)
Outstanding at January 1, 2017	892	$16.93	119	$14.07	972	$9.01
Granted	272	$17.51	192	$17.45	104	$18.58
Settled	(417)	$17.75	(119)	$14.07	—	$—
Forfeited	(145)	$15.13	(39)	$17.45	(865)	$8.35
Outstanding at December 31, 2017	602	$17.06	153	$17.45	211	$16.46
Granted	401	$19.42	57	$19.52	204	$17.41
Settled	(399)	$17.46	(153)	$17.45	(41)	$20.76
Forfeited	(81)	$18.05	(25)	$19.52	(77)	$15.36
Outstanding at December 31, 2018	523	$18.42	32	$19.52	297	$16.79
Granted	687	$16.02	24	$17.20	247	$15.35
Settled	(249)	$18.03	(33)	$19.46	(53)	$12.36
Forfeited	(33)	$17.86	(23)	$17.20	(236)	$16.52
Outstanding at December 31, 2019	928	$16.77	—	$—	255	$16.56

Vested at December 31, 2019	38	$15.52	—	$—	45	$18.58
Nonvested at December 31, 2019	890	$16.82	—	$—	210	$16.11

Vested at December 31, 2018	7	$19.11	32	$19.52	50	$12.03
Nonvested at December 31, 2018	516	$18.41	—	$—	247	$17.75
_____________________
(1)An independent valuation was performed contemporaneously with the issuance of grants.
The grant-date fair value of awards with service vesting conditions is based on the closing price of a Paired Share on the date of grant. Service-based awards vest over a period of one to three years, subject to the grantee’s continued employment or service. The grant-date fair value of awards with performance vesting conditions is based on the closing price of a Paired Share on the date of grant. Equity-based compensation expense with respect to these awards is adjusted over the vesting period to reflect the probability of achievement of performance targets defined in the award agreements. These awards vest over a one-year period, subject to the grantee’s continued employment, with the ability to earn Paired Shares in a range of 0% to 200% of the awarded number of RSUs based on the achievement of defined performance targets. The grant-date fair value of awards with market vesting conditions is based on an independent third-party valuation. These awards vest at the end of a three-year period, subject to the grantee’s continued employment, with the ability to earn Paired Shares in a range of 0% to 150% of the awarded number of RSUs based on the total shareholder return of a Paired Share relative to the total shareholder return of other publicly traded lodging companies identified in the award agreements. During the year ended December 31, 2019, the grant-date fair value of awards with market vesting conditions were calculated using a Monte Carlo simulation model with the following key assumptions:

Expected holding period	2.90 years
Risk–free rate of return	2.46%
Expected dividend yield	5.12%

16. DEFINED CONTRIBUTION BENEFIT PLANS
ESA Management has a savings plan that qualifies under Section 401(k) of the Code for all employees meeting the eligibility requirements of the plan. The plan has an employer-matching contribution of 50% of the first 6% of an employee’s contribution, which vests over an employee’s initial three-year service period. The plan also provides for contribution of up to 100% of eligible employee pretax salary, subject to the Code’s annual deferral limit of $19,000 during 2019, $18,500 during 2018 and $18,000 during 2017. Employer contributions, net of forfeitures, totaled $1.9 million, $1.8 million and $1.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
ESA Management has a non-qualified deferred compensation plan to allow certain eligible employees an option to defer a portion of their compensation on a tax-deferred basis. The plan has an employer-matching contribution of 50% of the first 6%

of an employee’s contribution, which vests over a three-year service period. The plan is fully funded in a Rabbi Trust, which is subject to creditor claims in the event of insolvency, but the assets held in the Rabbi Trust are not available for general corporate purposes. As of December 31, 2019 and 2018, plan assets and liabilities of $2.3 million and $1.4 million, respectively, are included in other assets and accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
17. RELATED PARTY TRANSACTIONS
As of December 31, 2019 and 2018, investment funds and affiliates of Paulson & Co. Inc., a member of the Company’s former ownership group, held 7,036 shares of the Corporation’s outstanding mandatorily redeemable preferred stock. During 2017, the Corporation repurchased 14,069 manditorily redeemable preferred shares from investment funds and affiliates of Centerbridge Partners, L.P. and The Blackstone Group L.P., each also members of the Company’s former ownership group, at par value, or $14.1 million.
As of December 31, 2019 and 2018, the outstanding balance owed by ESH REIT to the Corporation under the Unsecured Intercompany Facility was $0. ESH REIT is able to borrow under the Unsecured Intercompany Facility up to $300.0 million, plus additional amounts, in each case, subject to certain conditions. The outstanding debt balance and interest expense owed by ESH REIT to the Corporation related to this facility eliminate in consolidation (see Note 7).
During the year ended December 31, 2017, the Corporation and ESH REIT repurchased and retired 2.0 million Paired Shares from investment funds and affiliates of Paulson & Co. Inc., Centerbridge Partners, L.P. and The Blackstone Group L.P., each members of the Company’s former ownership group, for $21.4 million and $12.2 million, respectively. These Paired Shares were purchased in connection with secondary offerings consummated during the year ended December 31, 2017, and pursuant to, and counted toward, the combined Paired Share repurchase program (see Note 13).
18. SUBSEQUENT EVENTS
On February 26, 2020, the Board of Directors of the Corporation declared a cash distribution of $0.09 per share for the fourth quarter of 2019 on its common stock. This distribution is payable on March 26, 2020 to shareholders of record as of March 12, 2020. Also on February 26, 2020, the Board of Directors of ESH REIT declared a cash distribution of $0.14 per share for the fourth quarter of 2019 on its Class A and Class B common stock. This distribution is also payable on March 26, 2020 to shareholders of record as of March 12, 2020.
Subsequent to December 31, 2019, the Corporation and ESH REIT repurchased and retired their respective portion of 2.2 million Paired Shares for $19.8 million and $11.3 million, including transaction fees, respectively. As of February 21, 2020, $101.1 million remained available under the combined Paired Share repurchase program.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of ESH Hospitality, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ESH Hospitality, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Property and Equipment - Cost Capitalization — Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description

The Company incurs a significant amount of capital expenditures. In addition to ordinary hotel capital improvements, the Company also incurs capital expenditures related to hotel renovations, development in process, and investments in information technology. The Company incurred $254.9M in capital expenditures for the year ended December 31, 2019. The Company records property and equipment additions at cost. Major improvements that extend the life or utility of property or equipment are capitalized and depreciated over a period equal to the shorter of the estimated useful life of the improvement or the remaining estimated useful life of the asset. Ordinary repairs and maintenance are charged to expense as incurred.

We identified the capitalization of property and equipment additions as a critical audit matter because of the significant level of capital expenditures. This required an increased extent of audit effort to evaluate whether capital expenditures were recorded in accordance with accounting principles generally accepted in the United States of America (US GAAP).

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of the appropriateness of the capitalization of property and equipment additions included the following, among others:
•We tested the effectiveness of controls related to the capitalization of property and equipment additions, including management’s controls over the coding of items within the Company’s procurement systems, the approval and coding of invoices, the recording of capitalized costs, and the capital projects placed into service.
•We read the Company’s property and equipment accounting policies and inquired of those involved in the determination of the capitalization of property and equipment in order to understand the Company’s capitalization policies and evaluate consistency with US GAAP.
•We selected a sample of property and equipment additions recorded during the year from a schedule of additions, which we agreed to the rollforward of property and equipment, and performed the following to evaluate that the selected assets were appropriately capitalized in accordance with US GAAP:
◦Vouched the recorded costs to supporting documents and relevant payment support (e.g., capital expenditure approvals, vendor invoices, check or wire details, and bank statements), in addition to inquiring of property management personnel, to evaluate proper approval and existence of those costs.
◦Evaluated the related vendor invoices to assess whether any embedded costs required further evaluation (e.g., additional inquiry and/or supporting documentation) regarding appropriate capitalization in accordance with US GAAP.

/s/ Deloitte and Touche LLP

Charlotte, North Carolina
February 26, 2020

We have served as the Company's auditor since 2013.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2019 AND 2018
(In thousands, except share and per share data)

	December 31, 2019	December 31, 2018
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $1,372,595 and $1,215,899	$3,506,020	$3,467,645
CASH AND CASH EQUIVALENTS	296,134	178,538
RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC. (Note 12)	1,572	4,098
DEFERRED RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC. (Note 12)	28,917	8,637
INTANGIBLE ASSETS - Net of accumulated amortization of $763 and $36	9,590	2,760
GOODWILL	44,012	44,012
OTHER ASSETS	21,209	22,692
TOTAL ASSETS	$3,907,454	$3,728,382
LIABILITIES AND EQUITY
LIABILITIES:
Term loan facility payable - Net of unamortized deferred financing costs and debt discount of $10,993 and $14,879	$618,338	$1,121,713
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $35,702 and $26,206	2,014,298	1,273,794
Unearned rental revenues from Extended Stay America, Inc. (Note 12)	38,770	37,506
Due to Extended Stay America, Inc., net (Note 12)	11,838	12,177
Accounts payable and accrued liabilities	71,453	64,658
Deferred tax liabilities	11	20
Finance lease liability	3,379	3,360
Total liabilities	2,758,087	2,513,228
COMMITMENTS AND CONTINGENCIES (Note 13)
EQUITY:
Common stock - Class A: $0.01 par value, 4,300,000,000 shares authorized, 250,493,583 shares issued and outstanding; Class B: $0.01 par value, 7,800,000,000 shares authorized, 179,483,397 and 188,219,605 shares issued and outstanding	4,300	4,387
Additional paid in capital	1,050,740	1,090,809
Preferred stock—no par value, $1,000 liquidation value, 125 shares authorized, issued and outstanding	73	73
Retained earnings	93,424	114,096
Accumulated other comprehensive income	830	5,789
Total equity	1,149,367	1,215,154
TOTAL LIABILITIES AND EQUITY	$3,907,454	$3,728,382
See accompanying notes to consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
REVENUES - Rental revenues from Extended Stay America, Inc. (Note 12)	$649,898	$667,428	$683,500
OPERATING EXPENSES:
Hotel operating expenses	86,019	85,089	90,495
General and administrative expenses (Note 12)	15,189	15,245	14,801
Depreciation and amortization	193,798	207,313	225,484
Impairment of long-lived assets	—	—	15,046
Total operating expenses	295,006	307,647	345,826
(LOSS) GAIN ON SALE OF HOTEL PROPERTIES, NET (Note 4)	—	(5,624)	8,562
OTHER INCOME	15	645	673
INCOME FROM OPERATIONS	354,907	354,802	346,909
OTHER NON-OPERATING INCOME	(310)	(869)	(227)
INTEREST EXPENSE, NET	128,955	124,745	130,923
INCOME BEFORE INCOME TAX EXPENSE	226,262	230,926	216,213
INCOME TAX EXPENSE	375	797	1,229
NET INCOME	$225,887	$230,129	$214,984
NET INCOME PER ESH HOSPITALITY, INC. COMMON SHARE:
Class A - basic	$0.52	$0.52	$0.49
Class A - diluted	$0.52	$0.52	$0.48
Class B - basic	$0.52	$0.52	$0.48
Class B - diluted	$0.52	$0.52	$0.48
WEIGHTED-AVERAGE ESH HOSPITALITY, INC. COMMON SHARES OUTSTANDING:
Class A - basic	250,494	250,494	250,494
Class A - diluted	250,494	250,494	250,494
Class B - basic	186,546	189,389	193,101
Class B - diluted	186,822	189,821	193,101
See accompanying notes to consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(In thousands)

	Year Ended December 31,
	2019	2018	2017
NET INCOME	$225,887	$230,129	$214,984
OTHER COMPREHENSIVE INCOME:
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS:
FOREIGN CURRENCY TRANSLATION GAIN, NET OF TAX OF $0	—	—	531
RECLASSIFICATION ADJUSTMENT - SALE OF CANADIAN HOTEL PROPERTIES, NET OF TAX OF $0, $0 AND $(264)	—	—	12,256
TOTAL FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	—	—	12,787

DERIVATIVE ADJUSTMENTS:
INTEREST RATE CASH FLOW HEDGE (LOSS) GAIN, NET OF TAX OF $0, $(13), AND $0	(4,959)	(585)	1,400
RECLASSIFICATION ADJUSTMENT - AMOUNTS RECLASSIFIED TO NET INCOME, NET OF TAX OF $0	—	—	663
TOTAL DERIVATIVE ADJUSTMENTS	(4,959)	(585)	2,063

COMPREHENSIVE INCOME	$220,928	$229,544	$229,834
See accompanying notes to consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(In thousands, except per share data)

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - January 1, 2017	250,494	195,407	$4,462	125	$73	$1,144,664	$176,532	$(7,812)	$1,317,919
Net income	—	—	—	—	—	—	214,984	—	214,984
Foreign currency translation gain, net of tax	—	—	—	—	—	—	—	12,787	12,787
Interest rate cash flow hedge gain, net of tax	—	—	—	—	—	—	—	2,063	2,063
Repurchase of Class B common stock	—	(3,624)	(39)	—	—	—	(22,737)	—	(22,776)
Common distributions - $0.53 per Class A and Class B common share	—	—	—	—	—	(58,523)	(176,799)	—	(235,322)
Preferred distributions	—	—	—	—	—	—	(16)	—	(16)
Equity-based compensation	—	317	3	—	—	2,652	—	—	2,655
BALANCE - December 31, 2017	250,494	192,100	4,426	125	73	1,088,793	191,964	7,038	1,292,294
Net income	—	—	—	—	—	—	230,129	—	230,129
Cumulative effect adjustment of ASC 2017-12	—	—	—	—	—	—	664	(664)	—
Interest rate cash flow hedge loss, net of tax	—	—	—	—	—	—	—	(585)	(585)
Repurchase of Class B common stock	—	(4,307)	(43)	—	—	—	(31,016)	—	(31,059)
Common distributions - $0.63 per Class A and Class B common share	—	—	—	—	—	—	(277,629)	—	(277,629)
Preferred distributions	—	—	—	—	—	—	(16)	—	(16)
Equity-based compensation	—	426	4	—	—	2,016	—	—	2,020
BALANCE - December 31, 2018	250,494	188,219	4,387	125	73	1,090,809	114,096	5,789	1,215,154
Net income	—	—	—	—	—	—	225,887	—	225,887
Interest rate cash flow hedge loss, net of tax	—	—	—	—	—	—	—	(4,959)	(4,959)
Repurchase of Class B common stock	—	(9,020)	(90)	—	—	—	(47,417)	—	(47,507)
Common distributions - $0.55 per Class A and Class B common share	—	—	—	—	—	(41,832)	(199,126)	—	(240,958)
Preferred distributions	—	—	—	—	—	—	(16)	—	(16)
Equity-based compensation	—	284	3	—	—	1,763	—	—	1,766
BALANCE - December 31, 2019	250,494	179,483	$4,300	125	$73	$1,050,740	$93,424	$830	$1,149,367
See accompanying notes to consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(In thousands)

	Year Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES:
Net income	$225,887	$230,129	$214,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	193,798	207,313	225,484
Foreign currency transaction (gain) loss	(310)	340	(541)
Loss on interest rate swap	—	—	667
Amortization and write-off of deferred financing costs and debt discount	13,562	8,505	7,987
Debt modification and extinguishment costs	1,084	1,183	2,351
Amortization and write-off of above-market ground leases	—	(1,426)	(136)
Loss on disposal of property and equipment	6,072	3,413	8,606
Loss (gain) on sale of hotel properties, net	—	5,624	(8,562)
Impairment of long-lived assets	—	—	15,046
Equity-based compensation	545	836	412
Deferred income tax benefit	(9)	(15)	(3,733)
Changes in assets and liabilities:
Deferred rents receivable from Extended Stay America, Inc.	(20,280)	15,044	15,162
Due from (to) Extended Stay America, Inc., net	2,411	(2,323)	(1,261)
Other assets	(1,744)	(3,541)	(2,855)
Unearned rental revenues/rents receivable from Extended Stay America, Inc., net	3,790	(3,412)	(470)
Accounts payable and accrued liabilities	11,946	4,788	452
Net cash provided by operating activities	436,752	466,458	473,593
INVESTING ACTIVITIES:
Purchases of property and equipment	(175,933)	(153,513)	(163,797)
Acquisition of hotel properties	(10,136)	(12,733)	—
Development in process payments	(59,670)	(34,790)	—
Payments for intangible assets	(9,144)	(2,796)	—
Proceeds from sale of hotel properties	—	309,062	57,989
Proceeds from insurance and related recoveries	1,485	6,488	3,302
Net cash (used in) provided by investing activities	(253,398)	111,718	(102,506)
FINANCING ACTIVITIES:
Principal payments on term loan facility	(507,261)	(147,215)	(16,193)
Proceeds from issuance of senior notes	750,000	—	—
Proceeds from revolving credit facility	—	—	105,000
Payments on revolving credit facility	—	—	(150,000)
Principal payments on loan payable to Extended Stay America, Inc.	—	—	(50,000)
Payments of deferred financing costs	(20,300)	—	—
Principal payments on finance leases	(117)	—	—
Debt modification and extinguishment costs	(1,084)	(1,183)	(2,351)
Repurchase of common stock	(47,507)	(31,057)	(22,773)
Issuance of Class B common stock related to issuance of Paired Shares	1,510	2,732	1,915
Common distributions	(240,983)	(277,814)	(235,604)
Preferred distributions	(16)	(16)	(16)
Net cash used in financing activities	(65,758)	(454,553)	(370,022)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	117,596	123,623	1,065
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of period	178,538	54,915	53,850
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - End of period	$296,134	$178,538	$54,915
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding modification, prepayment and other penalties, net of capitalized interest of $2,247, $473 and $0	$107,768	$117,756	$125,006
Cash payments for income taxes, net of refunds of $211, $6 and $5	$576	$730	$2,483
Operating cash payments for finance leases	$242	$—	$—
Operating cash payments for operating leases	$712	$—	$—
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in due to/from Extended Stay America, Inc. and accounts payable and accrued liabilities	$23,020	$27,505	$12,314
Additions to finance lease right-of-use assets and liabilities	$109	$—	$—
Common stock distributions included in accounts payable and accrued liabilities	$767	$792	$983
Net receivable related to RSUs not yet settled or issued included in due to/from Extended Stay America, Inc.	$323	$403	$1,386
See accompanying notes to consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2019 AND 2018 AND FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

1. BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION
ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. Extended Stay America, Inc. (the “Corporation”), the parent of ESH REIT, was incorporated in the state of Delaware on July 8, 2013. The Corporation owns, and is expected to continue to own, all of the issued and outstanding Class A common stock of ESH REIT, which, as of December 31, 2019 and 2018, represents 58% and 57% of the outstanding common stock of ESH REIT, respectively.
A “Paired Share” consists of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. Each outstanding share of ESH REIT Class B common stock is attached to and trades with one share of Corporation common stock.
As of December 31, 2019 and 2018, ESH REIT and its subsidiaries owned and leased 557 and 554 hotel properties, respectively, in 40 U.S. states, consisting of approximately 61,900 and 61,500 rooms, respectively. All hotels are leased to wholly-owned subsidiaries of the Corporation (the “Operating Lessees”).
Basis of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and include the financial position, results of operations, comprehensive income, changes in equity and cash flows of ESH REIT and its consolidated subsidiaries. Changes in ownership interests in a consolidated subsidiary that do not result in a loss of control are accounted for as equity transactions. All intercompany accounts and transactions have been eliminated. With respect to the consolidated balance sheets, certain prior period amounts have been reclassified for comparability to current period presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates—The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses during the reporting period. Management used significant estimates to determine the estimated useful lives of tangible assets, as well as in the assessment of tangible and intangible assets for impairment. Actual results could differ from those estimates.
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
Property Acquisitions—Identifiable net assets and liabilities acquired in an asset acquisition are recorded at cost, allocated based on their relative fair values on the date of acquisition. Identifiable net assets and liabilities acquired in a business combination are recorded based on their fair value on the date of acquisition. The fair value of acquired land, site improvements, building and improvements and furniture, fixtures and equipment are determined on an “if-vacant” basis considering a variety of factors, including the physical condition and quality of the hotels, estimated rates and valuation assumptions consistent with current market conditions, independent appraisals and other relevant market data obtained in connection with the acquisition of the hotels. Results of operations of acquired hotel properties are included in the accompanying consolidated statements of operations since their dates of acquisition.
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
Management assesses long-lived assets for potential impairment quarterly, as well as when events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The identification of events or changes in circumstances that indicate the carrying value of assets may not be recoverable requires judgment. ESH REIT reviews for impairment indicators at the lowest level of identifiable cash flows based on quantitative, qualitative and certain industry-related factors. Quantitative factors include, but are not limited to, EBITDA, EBITDA margins and EBITDA multiples, and serve to screen assets or asset groups with historical, current or projected operating cash flow losses or deterioration. Qualitative factors include a change in physical condition, regulatory environment or primary use, including the evaluation of the asset or group of assets for disposition.
Recoverability of property and equipment is measured by a comparison of the carrying amount of a hotel property or group of hotel properties (grouped under ESH REIT’s leases) to the estimated future undiscounted cash flows expected to be generated by the hotel property or group of hotel properties. Impairment is recognized when estimated future undiscounted cash flows, including expected proceeds from disposition, are less than the carrying value of the hotel property or group of hotel properties. To the extent that a hotel property or group of hotel properties is impaired, the excess carrying amount over estimated fair value is recognized as an impairment charge. Fair value is determined based upon the discounted cash flows of the hotel property or group of hotel properties, bids, quoted market prices or independent appraisals, as considered necessary.
The estimation and evaluation of future cash flows, in particular the holding period for real estate assets and asset composition and/or concentration within real estate portfolios, relies on judgments and assumptions regarding holding period, current and future operating performance and current and future market conditions. It is possible that such judgments and/or estimates will change; if this occurs, ESH REIT may recognize additional impairment charges or losses on sale in future periods reflecting either changes in estimate, circumstance or the estimated market value of assets (see Note 5).
Intangible Assets—Intangible assets include licenses related to certain internal-use software. Licenses are amortized using the straight-line method over their estimated useful life, which is the remaining non-cancellable term of each respective contract. Intangible assets are reviewed for impairment quarterly and whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. ESH REIT tests for impairment more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying amount. No impairment charges related to intangible assets were recognized during the years ended December 31, 2019, 2018 or 2017.
Goodwill—Goodwill represents the purchase price in excess of the fair value of net assets acquired in conjunction with the acquisition of ESH REIT's predecessor in 2010. ESH REIT tests goodwill for impairment quarterly and more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ESH REIT has one operating segment, which is its reporting unit; therefore, management analyzes goodwill associated with all hotels when analyzing for potential impairment. ESH REIT first assesses qualitative factors to determine if it is more likely than not that the fair value of its reporting unit is less than its carrying amount. No impairment charges related to goodwill were recognized during the years ended December 31, 2019, 2018 or 2017.
Assets Held For Sale—ESH REIT classifies assets as held for sale when management commits to a formal plan to sell the assets, actively seeks a buyer for the assets and the consummation of a sale is considered probable and is expected within one year. ESH REIT takes into consideration when determining whether the consummation of a sale is probable the following criteria: (i) whether a purchase and sale agreement has been executed, (ii) whether the buyer has a significant non-refundable deposit at risk and (iii) whether significant financing contingencies exist. Upon designating an asset as held for sale, ESH REIT stops recognizing depreciation expense and records the asset at the lower of its carrying value, including allocable goodwill, or its estimated fair value less estimated costs to sell. Any such adjustment to the carrying value is recognized as an impairment charge.
Discontinued Operations—ESH REIT classifies hotel properties sold or held for sale as discontinued operations when the disposal represents a strategic shift that has (or will have) a major effect on ESH REIT’s operations and financial results, which would require separate presentation on the consolidated balance sheets and statements of operations. No hotel properties were classified as discontinued operations during the years ended December 31, 2019, 2018 or 2017.
Deferred Financing Costs—Costs incurred in obtaining financing are amortized over the terms of the related loans on a straight-line basis, which approximates the effective interest method. Deferred financing costs are presented in the accompanying consolidated balance sheets as a direct deduction of the carrying amount of the related debt liability, except those incurred under a revolving-debt arrangement, which are presented as a component of other assets. Upon repayment, or in conjunction with a material change in the terms of the underlying debt agreement, remaining unamortized costs are written off as a component of net interest expense. Amortization of deferred financing costs is also included as a component of net interest expense (see Note 7).
Revenue Recognition—ESH REIT’s sole source of revenues is rental revenue derived from operating leases with subsidiaries of the Corporation (i.e., all revenues are generated from agreements with related parties (see Note 12)). Rental revenues are recorded on a straight-line basis as they are earned during the lease terms. Rents receivable from Extended Stay America, Inc. on the accompanying consolidated balance sheets represent monthly rental amounts contractually due. Deferred rents receivable from Extended Stay America, Inc. on the accompanying consolidated balance sheets represent the cumulative difference between straight-line rental revenues recognized and rental revenues contractually due. Lease rental payments received prior to rendering services are included in unearned rental revenues from Extended Stay America, Inc. on the accompanying consolidated balance sheets. Variable rental revenues, specifically percentage rental revenues related to hotel revenues of the Operating Lessees, are recognized when such amounts are fixed and determinable (i.e., only when percentage rental revenue thresholds have been achieved).
Fair Value of Financial Instruments—U.S. GAAP establishes a three-level valuation hierarchy based upon observable and unobservable inputs for fair value measurement of financial instruments:
Level 1—Observable inputs, such as quoted prices in active markets at the measurement date for identical assets or liabilities
Level 2 —Significant inputs that are observable, directly or indirectly, such as other quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability
Level 3—Significant unobservable inputs for which there is little to no market data and for which ESH REIT makes its own assumptions about how market participants would price the asset or liability
Fair value is defined as the price that would be received when selling an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., exit price). In instances where inputs used to measure fair value fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest-level input significant to the fair value measurement. ESH REIT’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
ESH REIT’s financial instruments consist of cash and cash equivalents, certain other assets (deposits), accounts payable and accrued liabilities, intercompany and term loans, senior notes and its revolving credit facility. The carrying values of cash and cash equivalents, certain other assets (deposits), accounts payable and accrued liabilities and ESH REIT’s revolving credit facility are representative of their fair values due to the short-term nature or frequent settlement of these instruments. The fair values of intercompany and term loans and senior notes are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on ESH REIT’s instruments or from quoted market prices, when available (see Note 7).
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

If a subsidiary, affiliate or other entity is a variable interest entity ("VIE"), it is subject to the consolidation framework specifically for VIEs. ESH REIT considers an entity a VIE if equity investors own an interest therein that does not have the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In accordance with Financial Accounting Standards Board (“FASB”) ASC 810, Consolidations, ESH REIT reviews subsidiaries and affiliates, as well as other entities, to determine if (i) they should be considered VIEs, and (ii) whether their consolidation determinations should change based on changes in their characteristics.
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
During the years ended December 31, 2019, 2018 and 2017, ESH REIT distributed approximately 100% of its taxable income and, as a result, incurred minimal current federal income tax. In the future, ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. ESH REIT will incur federal and state income tax at statutory rates if its taxable income is not distributed. Accordingly, ESH REIT expects to distribute approximately 100% of its taxable income for the foreseeable future.
Foreign Currency—ESH REIT sold its three Canadian hotels in 2017. Prior to completion of the sale, the financial statements of ESH REIT’s Canadian subsidiaries and its investments therein were maintained in their functional currency, the Canadian dollar, and their revenues and expenses were translated into U.S. dollars using the average exchange rate for the period. The assets and liabilities of these subsidiaries were translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Due to the fact that ESH REIT’s Canadian subsidiaries liquidated substantially all of their assets, their functional currency changed to the U.S. dollar and $12.5 million of accumulated foreign currency translation loss was charged to the consolidated statement of operations during the year ended December 31, 2017. Foreign currency transaction (gains) losses of $(0.3) million, $0.3 million and $(0.5) million are included in other non-operating income in the accompanying consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017, respectively.
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

Equity-Based Compensation—ESH REIT maintains a Long-Term Incentive Plan (“LTIP”), as amended and restated in 2015, approved by its shareholders. Under the LTIP, ESH REIT may issue to eligible employees or directors equity-based awards in respect of Paired Shares with service, performance or market vesting conditions. ESH REIT recognizes costs related to equity-based awards over their vesting periods. ESH REIT classifies equity-based awards granted in exchange for employee or director services as either equity awards or as liability awards. The classification of an award either as an equity award or a liability award is generally based upon cash settlement options. Equity awards are measured based on their fair value on the date of grant. Liability awards are re-measured to fair value each reporting period. The value of all awards is recognized over the requisite service period, which is the period during which an employee or director is required to provide services in exchange for the award (usually the vesting period). No compensation expense is recognized for awards for which employees or directors do not render the requisite services. All awards are classified as equity awards.
Segments—ESH REIT’s hotel ownership business represents a single operating segment based on the manner in which ESH REIT manages its business and operations.
Recently Issued Accounting Standards
Fair Value Measurement—In August 2018, the FASB issued an accounting standards update which modifies the disclosure requirements for fair value measurements in Topic 820, Fair Value Measurement. ESH REIT adopted this update on January 1, 2020. The adoption of this update did not have a material effect on ESH REIT's consolidated financial statements.
Intangibles-Goodwill and Other—Internal-Use Software—In August 2018, the FASB issued an accounting standards update which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. ESH REIT adopted this update on January 1, 2020, using a prospective transition method. The adoption of this update did not have a material effect on ESH REIT's consolidated financial statements.
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
Goodwill—In January 2017, the FASB issued an accounting standards update in which the guidance on testing for goodwill was updated to eliminate Step 2 in the determination on whether goodwill should be considered impaired. Annual and/or interim assessments are still required. ESH REIT adopted this update on January 1, 2020, using a prospective transition method. The adoption of this update did not have a material effect on ESH REIT's consolidated financial statements.
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
Adoption had no cumulative effect on retained earnings. Adoption resulted in the recognition of operating lease right-of-use assets of $2.8 million, as of January 1, 2019, which included adjustments for accrued lease payments, above-market lease liabilities and lease incentives, and liabilities of $9.3 million. Finance lease right-of-use assets and liabilities recognized as of January 1, 2019, included preexisting assets and liabilities of $3.8 million and $3.4 million, respectively, related to capital leases accounted for under prior guidance.

Judgment was exercised in the application of ASC 842 with respect to the determination of whether a contract contains a lease. While the ability to control and direct the use of an identified asset indicates that the contract, or portion of a contract, is a lease, a counterparty’s substantive substitution rights typically provide evidence that a lessee does not control the asset. Judgment was also exercised with respect to the determination of the discount rate used to determine the present value of lease payments. In instances in which interest rates implicit in leases are not readily determinable, ESH REIT uses its incremental borrowing rate. The substantial majority of widely available market maturities and asset-specific risk spreads may not match the underlying contract and, as such, borrowing rates and risk spreads are estimated based on the contract’s term, the counterparty’s security and other characteristics of the identified asset.
Under ASC 842, lessor accounting for leases did not substantially change from previous guidance; however, the standard introduced certain modifications to conform lessor accounting with the lessee model, further defined certain lease and non-lease components and changed the definition of initial direct costs of leases. The adoption of ASC 842 did not have a material effect on ESH REIT’s revenue recognition or disclosures.

3. NET INCOME PER SHARE
Basic net income per share is computed by dividing net income available to Class A and Class B common shareholders by the weighted-average number of shares of unrestricted Class A and Class B common stock outstanding, respectively. Diluted net income per share is computed by dividing net income available to Class A and Class B common shareholders, as adjusted for potentially dilutive securities, by the weighted-average number of shares of unrestricted Class A and Class B common stock outstanding, respectively, plus potentially dilutive securities. Dilutive securities include certain equity-based awards (see Note 14) and are included in the calculation provided that the inclusion of such securities is not anti-dilutive.
The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income	$225,887	$230,129	$214,984
Less preferred dividends	(16)	(16)	(16)
Net income available to ESH Hospitality, Inc. common shareholders	$225,871	$230,113	$214,968
Class A:
Net income available to ESH Hospitality, Inc. Class A common shareholders - basic	$129,460	$131,039	$121,627
Less amounts available to ESH Hospitality, Inc. Class B shareholders assuming conversion	(82)	(128)	(392)
Net income available to ESH Hospitality, Inc. Class A common shareholders - diluted	$129,378	$130,911	$121,235
Class B:
Net income available to ESH Hospitality, Inc. Class B common shareholders - basic	$96,411	$99,074	$93,341
Amounts available to ESH Hospitality, Inc. Class B shareholders assuming conversion	82	128	—
Net income available to ESH Hospitality, Inc. Class B common shareholders - diluted	$96,493	$99,202	$93,341
Denominator:
Class A:
Weighted-average number of ESH Hospitality, Inc. Class A common shares outstanding - basic and diluted	250,494	250,494	250,494
Class B:
Weighted-average number of ESH Hospitality, Inc. Class B common shares outstanding - basic	$186,546	$189,389	$193,101
Dilutive securities	276	432	—
Weighted-average number of ESH Hospitality, Inc. Class B common shares outstanding - diluted	$186,822	$189,821	$193,101
Net income per ESH Hospitality, Inc. common share - Class A - basic	$0.52	$0.52	$0.49
Net income per ESH Hospitality, Inc. common share - Class A - diluted	$0.52	$0.52	$0.48
Net income per ESH Hospitality, Inc. common share - Class B - basic	$0.52	$0.52	$0.48
Net income per ESH Hospitality, Inc. common share - Class B - diluted	$0.52	$0.52	$0.48
Anti-dilutive securities excluded from net income per common share - Class B - diluted	—	—	569

4. HOTEL ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
2019 Acquisition—On November 12, 2019, ESH REIT acquired a 121-room operating hotel from Crestwood Suites of Lakeland, LLC for $10.0 million. Other than ordinary components of prorated net working capital, no liabilities were assumed in the purchase. The majority of the purchase price was allocated to building and improvements, with estimated useful lives ranging from five to 44 years.
2018 Acquisition—On May 30, 2018, ESH REIT acquired a 115-room operating hotel from Legacy Rock Hill, LLC for $13.0 million. Other than ordinary components of prorated net working capital, no liabilities were assumed in the purchase. The majority of the purchase price was allocated to building and improvements, with estimated useful lives ranging from four to 49 years. Prior to its acquisition by ESH REIT, the hotel opened in late 2017.
During the years ended December 31, 2019 and 2018, acquired hotel properties contributed rental revenues, total operating expenses and income before income tax expense as follows (in thousands):

	Years ended December 31,
	2019	2018
Rental revenues from Extended Stay America, Inc.	$1,087	$728
Total operating expenses	882	475
Income before income tax expense	205	253
DISPOSITIONS
No hotels were sold during the year ended December 31, 2019. The table below summarizes hotel dispositions for the years ended December 31, 2018 and 2017 (in thousands, except number of hotels and number of rooms). No dispositions were reported as discontinued operations.

Year	Location	Month Sold	Number of Hotels	Number of Rooms	Net Proceeds	Gain (Loss) on Sale
2018	Various	November	14	1,386	$34,855	$(14,930)
2018	Various	September	16	1,677	$60,710	$(17,025)
2018	Various	September	16	1,772	$58,144	$(8,934)
2018	Various	February	25	2,420	$111,156	$4,269
2018	Texas	March	1	101	$44,090	$30,992
2017	Colorado	December	1	160	$15,985	$(1,507)
2017	Canada	May	3	500	$43,551	$(1,767)	(1)
2017	Massachusetts	May	1	101	$5,092	$11,836
_________________________________
(1)Due to the fact that ESH REIT’s Canadian subsidiary liquidated substantially all of its assets, $12.5 million of accumulated foreign currency translation loss was recognized at the time of sale. Additionally, an impairment charge of $15.0 million was recognized prior to sale.
During the years ended December 31, 2018 and 2017, disposed hotel properties contributed rental revenues, total operating expenses and income before income tax expense as follows (in thousands):

	Year Ended December 31,
	2018	2017
Rental revenues from Extended Stay America, Inc.	$22,346	$54,097
Total operating expenses	15,917	48,858
Income before income tax expense	6,429	5,552	(1)
_________________________________
(1)Includes impairment charge of $15.0 million.

5. PROPERTY AND EQUIPMENT
Net investment in property and equipment as of December 31, 2019 and 2018, consists of the following (in thousands):

	December 31, 2019	December 31, 2018
Hotel properties:
Land and site improvements (1)	$1,230,598	$1,218,077
Building and improvements	2,824,061	2,756,674
Furniture, fixtures and equipment	751,417	679,944
Total hotel properties	4,806,076	4,654,695
Development in process (2)	70,864	27,174
Other	1,675	1,675
Total cost	4,878,615	4,683,544
Less accumulated depreciation	(1,372,595)	(1,215,899)
Property and equipment—net	$3,506,020	$3,467,645
_________________________________
(1)Includes finance lease asset of $3.2 million as of December 31, 2019 and 2018.
(2)Includes finance lease asset of $0.8 million and $0.6 million as of December 31, 2019 and 2018, respectively.
As of December 31, 2019 and 2018, development in process consisted of 15 and 11 land parcels, respectively, that were in various phases of construction and/or development.
During 2019, ESH REIT completed construction of a 124-room hotel in Florida and a 136-room hotel in Arizona. The hotels opened and were leased to the Corporation commencing in December 2019. In September 2018, ESH REIT acquired a hotel under construction from Legacy Greenville, LLC for $12.3 million. The hotel opened and was leased to the Corporation commencing in the fourth quarter of 2018.
During the years ended December 31, 2019 and 2018, newly-built hotels contributed rental revenues, total operating expenses and income before income tax expense as follows (in thousands):

	Year Ended December 31,
	2019	2018
Rental revenues	$1,385	$81
Total operating expenses	909	79
Income before income tax expense	476	2

No impairment charges were recognized during the years ended December 31, 2019 and 2018. During the year ended December 31, 2017, ESH REIT recognized $15.0 million of impairment charges related to its Canadian hotels.
ESH REIT used Level 3 unobservable inputs and in certain instances Level 2 observable inputs to determine the impairment on its property and equipment. Quantitative information with respect to observable inputs consists of non-binding bids or, in certain instances, binding agreements to sell a hotel or portfolio of hotels to one or more third parties. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of revenues, expenses and hotel-related cash flows based on assumed long-term growth rates, demand trends, expected future capital expenditures, estimated discount rates that range from 6% to 10% and terminal capitalization rates that range from 7% to 11%. These assumptions are based on historical data and experience, budgets, industry projections and overall micro- and macro-economic projections.

6. INTANGIBLE ASSETS AND GOODWILL
ESH REIT’s intangible assets and goodwill as of December 31, 2019 and 2018, consist of the following (dollars in thousands):

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—software licenses	$10,353	$(763)	$9,590
Goodwill	44,012	—	44,012
Total intangible assets and goodwill	$54,365	$(763)	$53,602

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—software licenses	$1,926	$(36)	$1,890
Definite-lived intangible assets—software licenses in process	$870	$—	$870
Total intangible assets	$2,796	$(36)	$2,760
Goodwill	$44,012	$—	$44,012
Total intangible assets and goodwill	$46,808	$(36)	$46,772

The remaining weighted-average amortization period for amortizing intangible assets is approximately eight years as of December 31, 2019. Estimated future amortization expense for amortizing intangible assets is as follows (in thousands):

Years Ending December 31,
2020	$1,224
2021	1,224
2022	1,224
2023	1,224
2024	1,224
Thereafter	3,470
Total	$9,590

7. DEBT
During the years ended December 31, 2019 and 2018, the following debt transactions occurred (in thousands):

	December 31, 2019	December 31, 2018
Debt, net of deferred financing costs and debt discount(s) - beginning of year (1)	$2,395,507	$2,534,768
Additions:
Proceeds from senior notes	750,000	—
Amortization and write-off of deferred financing costs and debt discount (2)	12,967	7,954
Deductions:
Payments on term loan facilities	(507,261)	(147,215)
Payments of deferred financing costs (2)	(18,577)	—
Debt, net of deferred financing costs and debt discount(s) - end of year (1)	$2,632,636	$2,395,507
______________________
(1)Excludes finance lease obligations.
(2)Excludes amortization and payments of deferred financing costs related to the revolving credit facility.
Summary—ESH REIT’s outstanding debt, net of unamortized debt discount and unamortized deferred financing costs, as of December 31, 2019 and 2018, consists of the following (dollars in thousands):

		Carrying Amount				Unamortized Deferred Financing Costs
Loan	Stated Amount	December 31, 2019		December 31, 2018		December 31, 2019		December 31, 2018		Stated Interest Rate	Maturity Date
Term loan facility
ESH REIT Term Facility	$630,909	$627,368	(1)	$1,132,259	(1)	$9,030		$10,546		LIBOR(2) + 2.00%	9/18/2026	(3)
Senior notes
2025 Notes	1,300,000	1,292,986	(4)	1,291,671	(4)	15,055		17,877		5.25%	5/1/2025
2027 Notes	750,000	750,000		—		13,633		—		4.63%	10/1/2027
Revolving credit facility
ESH REIT Revolving Credit Facility	350,000	—		—		2,606	(5)	1,469	(5)	LIBOR(2) + 2.00%	9/18/2024
Unsecured Intercompany Facility
Unsecured Intercompany Facility	75,000	—		—		—		—		5.00%	9/18/2026
Total		$2,670,354		$2,423,930		$40,324		$29,892
______________________
(1)The ESH REIT Term Facility (defined below) is presented net of an unamortized debt discount of $2.0 million and $4.3 million as of December 31, 2019 and 2018, respectively.
(2)As of December 31, 2019 and 2018, one-month LIBOR was 1.76% and 2.50%, respectively. As of December 31, 2019 and 2018, $200.0 million and $300.0 million, respectively, of the ESH REIT Term Facility was subject to an interest rate swap at a fixed rate of 1.175%.
(3)Amortizes in equal quarterly installments of $1.6 million. In addition to scheduled amortization, subject to certain exceptions, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required commencing with the year ending December 31, 2020. Annual mandatory prepayments for the year ending December 31, 2020, and each year thereafter, are due during the first quarter of the following year.
(4)The 2025 Notes (defined below) are presented net of an unamortized discount of $7.0 million and $8.3 million as of December 31, 2019 and 2018, respectively.
(5)Unamortized deferred financing costs related to the revolving credit facility are included in other assets in the accompanying consolidated balance sheets.

ESH REIT Credit Facilities
ESH REIT’s credit agreement, as may be amended and supplemented from time to time, provides for senior secured credit facilities (collectively, the “ESH REIT Credit Facilities”) which, as of December 31, 2019, consisted of a $630.9 million senior secured term loan facility (the “ESH REIT Term Facility”) and a $350.0 million senior secured revolving credit facility (the “ESH REIT Revolving Credit Facility”). Subject to the satisfaction of certain criteria, borrowings under the ESH REIT Credit Facilities may be increased by an amount of up to $600.0 million, plus additional amounts, so long as, after giving effect to the incurrence of such incremental facility and the application of proceeds thereof, ESH REIT’s pro-forma senior loan-to-value ratio is less than or equal to 45%.
In September 2019, ESH REIT entered into an amendment to the ESH REIT Credit Facilities whereby, among other things, proceeds from the issuance of the 2027 Notes (defined below) were used to repay $500.0 million of the then outstanding borrowings under the ESH REIT Term Facility and the stated amount of the ESH REIT Term Facility was reduced from $1,130.9 million to $630.9 million. Additionally, the amendment reduced the interest rate applicable to the ESH REIT Revolving Credit Facility and extended the maturity of both the ESH REIT Term Facility and the ESH REIT Revolving Credit Facility. In connection with these transactions, ESH REIT incurred $6.7 million of debt extinguishment and modification costs, which consist of the write-off of unamortized deferred financing costs and discounts of $5.6 million and other costs of $1.1 million. Debt extinguishment and modification costs are included as a component of net interest expense in the accompanying consolidated statements of operations.
Obligations under the ESH REIT Credit Facilities are guaranteed by certain existing and future material domestic subsidiaries of ESH REIT, other than those owning real property, subject to customary exceptions. Obligations under the ESH REIT Credit Facilities are secured, subject to certain exceptions, including an exception for real property, by a first-priority security interest in substantially all of the assets of ESH REIT and the guarantors.

ESH REIT Term Facility—The ESH REIT Term Facility bears interest at a rate equal to (i) LIBOR plus 1.75% for any period during which ESH REIT maintains a public corporate family rating better than or equal to BB- (with a stable or better outlook) from S&P and Ba3 (with a stable or better outlook) from Moody’s (a “Level 1 Period”) or LIBOR plus 2.00% for any period other than a Level 1 Period; or (ii) a base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50% or (C) the one-month adjusted LIBOR rate plus 1.00%), plus 0.75% during a Level 1 Period or 1.00% for any period other than a Level 1 Period. The ESH REIT Term Facility amortizes in equal quarterly installments of $1.6 million. In addition to scheduled amortization, subject to certain exceptions, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required. The ESH REIT Term Facility matures on September 18, 2026.
ESH REIT has the option to voluntarily prepay outstanding loans under the ESH REIT Term Facility at any time. In addition to customary breakage costs, amounts refinanced, substituted or replaced by indebtedness in connection with certain repricing transactions which have a lower all-in yield than the all-in yield under the ESH REIT Term Facility on or prior to March 18, 2020 (other than as a result of a transformative transaction) are subject to a prepayment penalty equal to 1.00% of the aggregate principal amount refinanced, substituted or replaced. Prepayments made after March 18, 2020 are not subject to a prepayment penalty.
ESH REIT Revolving Credit Facility—Borrowings under the ESH REIT Revolving Credit Facility bear interest at a rate equal to (i) LIBOR plus a spread that ranges from 1.50% to 2.00% based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined, or (ii) a base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50%, or (C) the one-month adjusted LIBOR rate plus 1.00%) plus a spread that ranges from 0.50% to 1.00% based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined. ESH REIT incurs a fee of 0.30% or 0.175% on the unutilized revolver balance. ESH REIT is also required to pay customary letter of credit fees and agency fees. The ESH REIT Revolving Credit Facility provides for the issuance of up to $50.0 million of letters of credit. As of December 31, 2019, ESH REIT had no letters of credit outstanding under the facility and available borrowing capacity of $350.0 million. The ESH REIT Revolving Credit Facility matures on September 18, 2024.
The ESH REIT Revolving Credit Facility is subject to a springing financial covenant whereby the senior loan-to-value ratio may not exceed 45% when the aggregate principal amount of borrowings and letters of credit under the ESH REIT Revolving Credit Facility, excluding up to $30.0 million of letters of credit, is equal to or greater than 35% of the aggregate available principal amount of the ESH REIT Revolving Credit Facility on the applicable fiscal quarter end date.

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
Unsecured Intercompany Facility
In August 2016, ESH REIT, as borrower, and the Corporation, as lender, entered into an unsecured intercompany credit facility, as may be amended and supplemented from time to time (the “Unsecured Intercompany Facility”). In September 2019, the Unsecured Intercompany Facility was amended to, among other things, extend the facility’s maturity. Subject to certain conditions, the principal amount of the Unsecured Intercompany Facility may be increased up to an amount that shall not exceed the greater of (i) $300.0 million and (ii) an unlimited amount so long as the incremental loan-to-value ratio, determined on a pro-forma basis as of the last day of the most recently ended test period, as if any incremental loans available under such incremental commitments had been outstanding on the last day of such period, and, in each case, without netting the cash proceeds of any such incremental loans, does not exceed 5.0%. Loans under the Unsecured Intercompany Facility bear interest at an annual rate of 5.0%. ESH REIT has the option to prepay outstanding balances under the facility without penalty. As of December 31, 2019 and 2018, the amount outstanding under the facility was $0. There is no scheduled amortization, and the Unsecured Intercompany Facility matures on September 18, 2026.
Covenants
The ESH REIT Credit Facilities, the 2025 Notes, the 2027 Notes and the Unsecured Intercompany Facility contain a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to engage in certain transactions, including incurring additional debt, creating certain liens, paying dividends or distributions, making certain investments and other restricted payments, entering into affiliate transactions, amending or modifying certain material operating leases and management agreements, selling assets or merging, consolidating or transferring all or substantially all of its assets. In addition, the ESH REIT Revolving Credit Facility contains financial covenants that, subject to certain conditions, requires compliance with certain senior loan-to-value and consolidated leverage ratios. The agreements governing ESH REIT’s indebtedness also contain certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and, in the case of the ESH REIT Credit Facilities and the Unsecured Intercompany Facility, certain material operating leases and management agreements. If an event of default occurs under ESH REIT’s indebtedness, the respective lenders, agents, noteholders and/or trustees, as applicable, are entitled to take various actions, including declaring the indebtedness immediately due and payable, and, with respect to the ESH REIT Credit Facilities, additional actions that a secured creditor is permitted to take following a default. As of December 31, 2019, ESH REIT was in compliance with all covenants under its debt agreements.
Future Maturities of Debt—The future maturities of debt as of December 31, 2019, are as follows (in thousands):

Years Ending December 31,
2020	$6,309	(1)
2021	6,309	(1)
2022	6,309	(1)
2023	6,309	(1)
2024	6,309	(1)
Thereafter	2,647,786	(1)
Total	$2,679,331
______________________
(1)Under the ESH REIT Term Facility, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required commencing with the year ending December 31, 2020. Annual mandatory prepayments for the year ending December 31, 2020, and each year thereafter, are due during the first quarter of the following year.
Interest Expense, net—The components of net interest expense during the years ended December 31, 2019, 2018 and 2017, are as follows (in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Contractual interest (1)	$116,497	$115,778	$119,819
Amortization of deferred financing costs and debt discount	7,947	7,895	7,988
Debt extinguishment and other costs (2)	8,112	2,847	3,136
Interest income	(3,601)	(1,775)	(20)
Total	$128,955	$124,745	$130,923
______________________
(1)Net of capitalized interest of $2.2 million, $0.5 million and $0, respectively.
(2)Includes interest expense on finance leases (See Note 13) and unused credit facility fees.
Fair Value of Debt—As of December 31, 2019 and 2018, the estimated fair value of ESH REIT’s debt was $2.7 billion and $2.3 billion, respectively. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available, to the stated interest rates and spreads on ESH REIT’s debt.

8. DERIVATIVE INSTRUMENTS
ESH REIT is a counterparty to a floating-to-fixed interest rate swap at a fixed rate of 1.175% and a floating rate of one-month LIBOR to manage its exposure to interest rate risk on a portion of the ESH REIT Term Facility. The notional amount of the interest rate swap as of December 31, 2019 was $200.0 million. The notional amount decreases by an additional $50.0 million every six months until the swap’s maturity in September 2021.
For each of the years ended December 31, 2019 and 2018, ESH REIT received proceeds of $2.8 million that offset interest expense and recorded interest expense of $0.7 million for the year ended December 31, 2017. As of December 31, 2019, $0.7 million is expected to be recognized through earnings over the following twelve months.
The table below presents the amounts and classification on ESH REIT’s financial statements related to the interest rate swap (in thousands):

	Other Assets	Accumulated other comprehensive income, net of tax		Other non-operating income	Interest (income) expense, net
As of December 31, 2019	$831	$830	(1)
As of December 31, 2018	$5,789	$5,789	(2)
For the year ended December 31, 2019				$—	$(2,842)
For the year ended December 31, 2018				$—	$(2,765)
For the year ended December 31, 2017				314	707
_______________________________
(1)Changes during the year ended December 31, 2019, on a pre-tax basis, consisted of changes in fair value of $(5.0) million.
(2)Changes during the year ended December 31, 2018, on a pre-tax basis, consisted of changes in fair value of $(0.6) million and the cumulative effect adjustment of $(0.7) million as a result of adopting ASU 2017-12, Derivative and Hedging: Targeted Improvements to Accounting for Hedging Activities, on January 1, 2018.
9. INCOME TAXES
Income (loss) before income tax expense for the years ended December 31, 2019, 2018 and 2017 consists of the following (in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
U.S.	$225,952	$231,266	$231,093
Canada	310	(340)	(14,880)
Total	$226,262	$230,926	$216,213
The components of income tax expense (benefit) for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Federal (including foreign):
Current	$—	$715	$4,792
Deferred	—	—	(3,377)
State:
Current	384	97	170
Deferred	(9)	(15)	(356)
Total	$375	$797	$1,229

The differences between income tax expense at the effective tax rate and the statutory U.S. federal income tax rate for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	Year Ended December 31, 2019		Year Ended December 31, 2018		Year Ended December 31, 2017
Tax at statutory rate	$47,515	21.0%	$48,494	21.0%	$75,675	35.0%
State income tax	375	0.2	82	—	(272)	(0.1)
Foreign income tax rate differential	—	—	—	—	(5,149)	(2.4)
Nontaxable ESH REIT income	(47,509)	(21.0)	(48,116)	(20.8)	(71,304)	(33.0)
Other permanent differences	(6)	—	(378)	(0.2)	1,925	0.9
Other - net	—	—	715	0.3	354	0.2
Income tax expense - net	$375	0.2%	$797	0.3%	$1,229	0.6%
The significant components of deferred tax assets and deferred tax liabilities as of December 31, 2019 and 2018, consist of the following (in thousands):

	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carryforwards	$785	$787
Other	2	1
Total deferred tax assets:	787	788
Valuation allowance	(785)	(787)
Net deferred tax assets:	2	1
Deferred tax liabilities:
Depreciable property	—	(10)
Other	(13)	(11)
Total net deferred tax liabilities:	$(11)	$(20)
ESH REIT has elected to be taxed as and expects to continue to qualify as a REIT under Sections 856 through 860 of the Code. A REIT is a legal entity that holds real estate assets and is generally not subject to federal and state income taxes. In order to maintain qualification as a REIT, ESH REIT is required to distribute at least 90% of its taxable income, excluding net capital gain, to its shareholders each year. In addition, ESH REIT must meet a number of complex organizational and operational requirements. If ESH REIT were to fail to qualify as a REIT in any taxable year, it would be subject to federal income taxes at regular corporate rates and generally would be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it lost its REIT qualification. Even in qualifying as a REIT, ESH REIT may be subject to state and local taxes in certain jurisdictions, and is subject to federal income and excise taxes on undistributed income.
During the years ended December 31, 2019, 2018 and 2017, ESH REIT recognized a dividend paid deduction for 100% of its taxable income, incurring no federal income tax and minimal state and local income taxes. As discussed in Note 4, during 2017, ESH REIT disposed of substantially all of its Canadian assets, resulting in a gain for tax purposes, upon which it paid $4.5 million of current period income tax.
ESH REIT had taxable income prior to distributions of $233.4 million, $297.2 million and $231.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. In 2019, ESH REIT made $240.6 million in cash distributions to its shareholders, excluding accumulated distributions on restricted stock settled, all of which were considered ordinary taxable income. The 2019 cash distributions included $26.5 million previously deducted in 2018 to fully offset 2018 taxable income. In 2018, ESH REIT made $277.1 million in cash distributions to its shareholders, excluding accumulated distributions on restricted stock settled, all of which were considered ordinary taxable income. The 2018 cash distributions included $2.8 million of distributions previously deducted in 2017 to fully offset 2017 taxable income. In 2017, ESH REIT made $235.1 million in cash distributions to its shareholders, excluding accumulated distributions on restricted stock settled, all of which were considered ordinary taxable income. The 2017 cash distributions included $6.2 million of distributions previously deducted in 2016 to fully offset 2016 taxable income.
As of December 31, 2019, the tax basis of ESH REIT’s property and equipment was $5.2 million greater than the book basis.

ESH REIT evaluates its open tax positions using the criteria established by ASC 740, Income Taxes. ESH REIT has concluded that it has not taken any material tax positions that are not more likely than not to be sustained upon examination and has therefore not recorded any reserves for uncertain tax positions. ESH REIT’s federal income tax returns for the years 2016 to present may be subject to examination by the Internal Revenue Service and other taxing authorities. As of December 31, 2019, a subsidiary of ESH REIT was under examination by the Canadian Revenue Agency for tax years 2014 through 2017. As this audit is still in process, the timing of the resolution and any payments that may be required cannot be determined at this time. ESH REIT believes that, to the extent a liability may exist, it is appropriately reserved as of December 31, 2019.

10. QUARTERLY RESULTS (Unaudited)
Quarterly financial data for the years ended December 31, 2019 and 2018 is as follows (in thousands, except per share data):

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2019	2018	2019	2018	2019	2018	2019	2018
Rental revenues from Extended Stay America, Inc.	$118,005	$113,331	$118,102	$111,532	$139,455	$142,977	$274,336	$299,588
Income from operations	44,864	69,313	44,489	34,253	65,516	39,578	200,038	211,658
Net income	15,066	37,581	14,349	1,190	28,467	8,821	168,005	182,537
Net income per common share - Class A - basic(1)	$0.03	$0.08	$0.03	$—	$0.07	$0.02	$0.39	$0.42
Net income per common share - Class A - diluted(1)	$0.03	$0.08	$0.03	$—	$0.07	$0.02	$0.39	$0.42
Net income per common share - Class B - basic(1)	$0.03	$0.08	$0.03	$—	$0.07	$0.02	$0.39	$0.42
Net income per common share - Class B - diluted(1)	$0.03	$0.08	$0.03	$—	$0.07	$0.02	$0.39	$0.42
_______________________
(1)The sum of the four quarters may differ from the annual amount due to rounding.

11. EQUITY
ESH REIT has authorized 4,300.0 million shares of Class A common stock, par value $0.01 per share, of which 250.5 million shares were issued and outstanding as of December 31, 2019 and 2018. All issued and outstanding shares of ESH REIT Class A common stock were held by the Corporation as of December 31, 2019 and 2018. ESH REIT has authorized 7,800.0 million shares of Class B common stock, par value $0.01 per share, of which 179.5 million and 188.2 million shares were issued and outstanding as of December 31, 2019 and 2018, respectively. Each share of ESH REIT’s outstanding Class B common stock is attached to and trades as a single unit with one share of the Corporation’s common stock.
ESH REIT has authorized 350.0 million shares of preferred stock, par value $0.01 per share, of which no shares were issued or outstanding as of December 31, 2019 and 2018. Additionally, ESH REIT has authorized 125 shares of preferred stock, no par value, all of which were issued and outstanding as of December 31, 2019 and 2018. The outstanding ESH REIT preferred stock pays dividends at a rate of 12.5% per year. With respect to dividends and distributions upon ESH REIT’s liquidation, winding-up or dissolution, the 12.5% preferred stock ranks senior to the ESH REIT Class A and Class B common stock. The liquidation preference of the 12.5% preferred stock is $1,000 per share plus any accumulated unpaid dividends. Shares of 12.5% preferred stock may be redeemed, in whole or in part, at any time for a per share amount equal to the liquidation preference plus all accumulated unpaid dividends.
ESH REIT paid cash distributions totaling $241.0 million (of which $137.8 million was paid to the Corporation), $277.8 million (of which $157.8 million was paid to the Corporation) and $235.6 million (of which $132.8 million was paid to the Corporation) during the years ended December 31, 2019, 2018 and 2017, respectively.
Paired Share Repurchase Program—In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program. As a result of several increases in authorized amounts and program extensions, the combined Paired Share repurchase program currently authorizes the Corporation and ESH REIT to purchase up to $550 million in Paired Shares through December 31, 2020. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of December 31, 2019, ESH REIT repurchased and retired 26.4 million ESH REIT Class B common shares for $155.0 million, including transaction fees, and $132.2 million remained available under the combined Paired Share repurchase program.

12. RELATED PARTY TRANSACTIONS
Revenues and Overhead Expenses
Leases and Rental Revenues—All revenues are generated as a result of, and earned from, leases with related parties. From May 1, 2017 through December 31, 2019, ESH REIT’s revenues were derived from three leases. Prior to the sale of its Canadian hotels in May 2017, revenues were derived from four leases. The counterparty to each lease agreement is a subsidiary of the Corporation.
ESH REIT's fixed and variable rental revenues for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	Years Ending December 31,
	2019	2018	2017
Fixed rental revenues	$472,523	$450,277	$461,162
Variable rental revenues (1)	177,375	217,151	222,338
______________________
(1)Regardless of whether cash rental payments are received, ESH REIT only recognizes revenue when a lessee's revenue exceeds specific thresholds stated in the lease.
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

Years Ending December 31,
2020	$466,586
2021	478,567
2022	490,566
2023	418,795
2024	—
Total	$1,854,514
Overhead Expenses—A subsidiary of the Corporation incurs costs under a services agreement with the Corporation and ESH REIT for certain overhead services performed on the entities’ behalf. The services relate to executive management, accounting, financial analysis, training and technology. For the years ended December 31, 2019, 2018 and 2017, ESH REIT incurred $9.9 million, $9.8 million and $8.5 million, respectively, related to this agreement, which is included in general and administrative expenses in the accompanying consolidated statements of operations. The expenses ESH REIT incurred under this services agreement include expenses related to certain employees that participate in the Corporation’s long-term incentive plan (as described in Note 14). Such charges were $0.9 million, $0.9 million and $1.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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
Unsecured Intercompany Facility—As of December 31, 2019 and 2018, there were no outstanding balances owed by ESH REIT to the Corporation under the Unsecured Intercompany Facility. No interest expense related to the Unsecured Intercompany Facility was incurred during the years ended December 31, 2019 and 2018. During the year ended December 31, 2017, ESH REIT incurred $2.4 million in interest expense related to the Unsecured Intercompany Facility. ESH REIT is able to borrow under the Unsecured Intercompany Facility up to $300.0 million, plus additional amounts, in each case, subject to certain conditions (see Note 7).
Distributions—During the years ended December 31, 2019, 2018 and 2017, ESH REIT paid distributions of $137.8 million, $157.8 million, and $132.8 million, respectively, to the Corporation in respect of the Class A common stock of ESH REIT.
Issuance of Common Stock—During the year ended December 31, 2019, 2018 and 2017, ESH REIT was compensated $1.4 million, $2.6 million, and $1.9 million, respectively, for the issuance of 0.2 million, 0.4 million, and 0.3 million Class B common stock, each of which was attached to a share of Corporation common stock to form a Paired Share, used to settle vested equity-based awards.
As of December 31, 2019, approximately 83,000 equity-based awards issued by the Corporation have vested but have not been settled, for which ESH REIT has recognized a receivable of $0.3 million, which is included as a component of due to Extended Stay America, Inc., net on the accompanying consolidated balance sheets. In March 2020, in accordance with the awards’ settlement provisions, ESH REIT expects to issue and be compensated for the issuance of the corresponding shares of Class B common stock, each of which will be attached to a share of common stock of the Corporation to form a Paired Share.
As of December 31, 2018, approximately 89,000 equity-based awards issued by the Corporation had vested but had not been settled, for which ESH REIT had recognized a receivable of $0.4 million, which is included as a component of due to Extended Stay America, Inc. on the accompanying consolidated balance sheets. In March 2019, in accordance with the awards’ settlement provisions, ESH REIT issued and was compensated for the issuance of the corresponding shares of Class B common stock, each of which was attached to a share of common stock of the Corporation to form a Paired Share.
Related Party Transaction Balances
Related party transaction balances as of December 31, 2019 and 2018, include the following (in thousands):

	December 31, 2019	December 31, 2018
Leases:
Rents receivable(1)	$1,572	$4,098
Deferred rents receivable(2)	$28,917	$8,637
Unearned rental revenues(1)	$(38,770)	$(37,506)

Working capital and other:
Ordinary working capital(3)	$(12,160)	$(12,581)
Equity awards receivable(4)	322	404
Total working capital and other, net(5)	$(11,838)	$(12,177)
______________________
(1)Rents receivable relate to percentage rents. As of December 31, 2019 and 2018, unearned rental revenues relate to January 2020 and 2019 fixed minimum rent, respectively.
(2)Revenues recognized in excess of cash rents received.
(3)Disbursements and/or receipts made by the Corporation or ESH REIT on the other entity’s behalf and amounts payable/receivable for certain transactions between the Corporation and ESH REIT. Includes overhead costs incurred by the Corporation on ESH REIT’s behalf.
(4)Amounts related to restricted stock units not yet settled or issued.
(5)Outstanding balances are typically repaid within 30 days.
13. COMMITMENTS AND CONTINGENCIES
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
Operating lease costs related to ground leases are included in hotel operating expenses in the consolidated statements of operations. Finance lease interest costs are included in interest expense, net in the consolidated statements of operations (see Note 7) or, when pertaining to assets under development, are capitalized and included in property and equipment, net on the consolidated balance sheets (see Note 5). As ESH REIT's finance lease right-of-use assets pertain to land and land under development, and as ESH REIT elected the practical expedient to retain prior lease classification upon adoption of ASC 842, Leases, no amortization costs related to finance leases were incurred during the year ended December 31, 2019. ESH REIT has no variable lease costs or short-term leases.

For the year ended in December 31, 2019, components of ESH REIT's total lease costs are as follows (in thousands):

Year Ended December 31, 2019
Operating lease costs	$1,348
Finance lease costs - interest	242
Total lease costs	$1,590
Rent expense on operating leases was $1.5 million for each of the years ended December 31, 2018 and 2017 and was recognized on a straight line basis.

ESH REIT’s right-of-use assets and lease liabilities are as follows (in thousands):

	December 31,
	2019	2018 (4)
Right-of-use assets:
Operating (1)	$2,084	$—
Finance (2)	3,979	3,843

Lease liabilities:
Operating (3)	9,207	—
Finance	3,379	3,360
_________________________________
(1) Included in other assets on the accompanying consolidated balance sheets.
(2) Included in property and equipment, net on the accompanying consolidated balance sheets.
(3) Included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
(4)  Finance lease right-of-use assets and liabilities as of December 31, 2018, were previously classified as capital lease assets and liabilities under ASC
840, Leases.

Maturities of lease liabilities as of December 31, 2019, are as follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
2020	$779	$386
2021	784	395
2022	806	397
2023	545	400
2024	503	402
Thereafter	77,594	3,100
Total	$81,011	$5,080

Total discounted lease liability	$9,207	$3,379
Difference between undiscounted cash flows and discounted cash flows	$71,804	$1,701

Weighted-average remaining lease term	58 years	12 years
Weighted-average discount rate	6.6%	7.0%

ESH REIT's leases do not contain residual value guarantees and do not contain restrictions with respect to incurring additional financial obligations or paying dividends. As of December 31, 2019, ESH REIT does not have any material leases that have not yet commenced.
Legal Contingencies—ESH REIT is not a party to any litigation or claims, other than routine matters arising in the ordinary course of business that are incidental to the operation of the business. ESH REIT believes that the results of all claims and litigation, individually or in the aggregate, will not have a material adverse effect on its consolidated financial statements, results of operations or liquidity.
14. EQUITY-BASED COMPENSATION
The Corporation and ESH REIT each maintain an LTIP, as amended and restated in 2015, approved by their shareholders. Under each LTIP, the Corporation and ESH REIT may issue to eligible employees or directors restricted stock units ("RSUs") or other equity-based awards in respect of Paired Shares with service, performance or market vesting conditions. The aggregate number of Paired Shares that may be the subject of awards under the LTIPs shall not exceed 8.0 million, of which no more than 4.0 million may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIPs has a share reserve of an equivalent number of shares of Corporation common stock and ESH REIT Class B common stock. As of December 31, 2019, 4.6 million Paired Shares were available for future issuance under the LTIPs.
Equity-based compensation expense is recognized by amortizing the grant-date fair value on a straight-line basis over the requisite service period of each award. A portion of the grant-date fair value of all equity-based awards is allocated to a share of Corporation common stock and a portion is allocated to a share of ESH REIT Class B common stock. Equity-based compensation expense, which is included in general and administrative expenses in the accompanying consolidated statements of operations, was $0.5 million, $0.6 million and $0.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
As of December 31, 2019, there was $0.2 million of unrecognized compensation expense related to outstanding equity-based awards, which is expected to be recognized subsequent to December 31, 2019 over a weighted-average period of 0.4 years. Total unrecognized compensation expense will be adjusted for forfeitures.
ESH REIT will have to pay more or less for a share of the Corporation common stock at the time of settlement than it would have otherwise paid at the time of grant as the result of market changes in the value of a Paired Share between the time of grant and the time of settlement. An increase in the value allocated to a share of common stock of the Corporation due to market changes in the value of a Paired Share between the time of grant and the time of settlement is recorded as a distribution to the Corporation. A decrease in the value allocated to a share of common stock of the Corporation due to market changes in the value of a Paired Share between the time of grant and the time of settlement is recorded as additional paid in capital from the Corporation.
For all LTIP awards granted by the Corporation, ESH REIT will receive compensation for the fair value of the Class B shares on the date of settlement of such Class B shares by ESH REIT. As of December 31, 2019, the Corporation had granted a total of 4.7 million service-based, performance-based and market-based RSUs, of which 3.6 million RSUs were either forfeited or settled. As a counterparty to the remaining outstanding RSUs, ESH REIT is expected to issue and be compensated in cash for 1.1 million shares of Class B common stock of ESH REIT in future periods, assuming market-based awards vest at 100% and no forfeitures.

RSU activity, all of which relates to awards with service vesting conditions, during the years ended December 31, 2019, 2018 and 2017, was as follows:

	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value
Outstanding at January 1, 2017	28	$14.57
Granted	26	$17.56
Settled	(15)	$13.66
Forfeited	—	$—
Outstanding at December 31, 2017	39	$16.91
Granted	28	$19.48
Settled	(34)	$17.32
Forfeited	—	$—
Outstanding at December 31, 2018	33	$18.68
Granted	31	$17.32
Settled	(33)	$18.68
Forfeited	—	$—
Outstanding at December 31, 2019	31	$17.32

Vested at December 31, 2019	—	$—
Nonvested at December 31, 2019	31	$17.32

Vested at December 31, 2018	—	$—
Nonvested at December 31, 2018	33	$18.68

15. SUBSEQUENT EVENTS
On February 26, 2020, the Board of Directors of ESH REIT declared a cash distribution of $0.14 per share for the fourth quarter of 2019 on its Class A and Class B common stock. The distribution is payable on March 26, 2020 to shareholders of record as of March 12, 2020.
Subsequent to December 31, 2019, ESH REIT repurchased and retired 2.2 million ESH REIT Class B common shares for $11.3 million, including transaction fees. As of February 21, 2020, $101.1 million remained available under the combined Paired Share repurchase program.

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2019
(dollars in thousands)

							Cost Capitalized Subsequent to				Gross Amount Carried at Close of

			Initial Cost				Acquisition (1)				Period December 31, 2019
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (3)
Hotel Properties:
Anchorage - Downtown	Anchorage, AK	(4)	$723	$8,791	$137	$—	$102	$921	$1,235	$—	$825	$9,712	$1,372	$—	$11,909	$(3,727)	10/8/2010	2003	43
Anchorage - Midtown	Anchorage, AK	(4)	2,600	20,740	240	—	103	1,024	1,624	—	2,703	21,764	1,864	—	26,331	(6,768)	10/8/2010	2004	45
Fairbanks - Old Airport Way	Fairbanks, AK	(4)	2,978	12,016	98	—	163	995	1,112	—	3,141	13,011	1,210	—	17,362	(4,634)	10/8/2010	2001	40
Juneau - Shell Simmons Drive	Juneau, AK	(4)	2,979	12,135	132	—	99	894	1,085	—	3,078	13,029	1,217	—	17,324	(4,361)	10/8/2010	2001	41
Birmingham - Inverness	Birmingham, AL	(4)	359	688	33	—	35	560	994	—	394	1,248	1,027	—	2,669	(1,132)	10/8/2010	1996	26
Birmingham - Perimeter Park South	Birmingham, AL	(4)	1,737	3,218	53	—	92	930	1,265	—	1,829	4,148	1,318	—	7,295	(2,178)	10/8/2010	1998	33
Birmingham - Wildwood	Birmingham, AL	(4)	385	1,890	33	—	124	478	1,122	—	509	2,368	1,155	—	4,032	(1,640)	10/8/2010	1996	26
Phoenix - Chandler - Downtown	Chandler, AZ	(4)	—	—	—	—	3,436	11,141	1,763	—	3,436	11,141	1,763	—	16,340	(75)	12/16/2019	2019	40
Huntsville - U.S. Space and Rocket Center	Huntsville, AL	(4)	770	5,385	39	—	78	757	982	—	848	6,142	1,021	—	8,011	(2,580)	10/8/2010	1997	32
Mobile - Spring Hill	Mobile, AL	(4)	1,185	7,479	41	—	93	846	1,206	—	1,278	8,325	1,247	—	10,850	(3,447)	10/8/2010	1997	32
Montgomery - Carmichael Rd.	Montgomery, AL	(4)	1,045	—	35	—	117	467	976	—	1,162	467	1,011	—	2,640	(1,040)	10/8/2010	1996	—
Montgomery - Eastern Blvd.	Montgomery, AL	(4)	600	4,231	44	—	93	516	1,153	—	693	4,747	1,197	—	6,637	(2,422)	10/8/2010	1997	32
Little Rock - Financial Centre Parkway	Little Rock, AR	(4)	1,630	2,916	46	—	94	1,068	1,357	—	1,724	3,984	1,403	—	7,111	(2,276)	10/8/2010	1996	31
Little Rock - West Little Rock	Little Rock, AR	(4)	1,708	1,931	39	—	60	706	1,174	—	1,768	2,637	1,213	—	5,618	(1,897)	10/8/2010	1997	27
Fayetteville - Springdale	Springdale, AR	(4)	1,460	—	55	—	132	719	1,037	—	1,592	719	1,092	—	3,403	(1,383)	10/8/2010	2001	(6)
Phoenix - Mesa	Mesa, AZ	(4)	1,098	2,347	38	—	87	910	1,195	—	1,185	3,257	1,233	—	5,675	(1,902)	10/8/2010	1997	37
Phoenix - Mesa - West	Mesa, AZ	(4)	1,305	2,589	44	—	89	1,084	1,272	—	1,394	3,673	1,316	—	6,383	(2,082)	10/8/2010	1997	32
Phoenix - Peoria	Peoria, AZ	(4)	1,229	3,741	38	—	51	488	964	—	1,280	4,229	1,002	—	6,511	(1,984)	10/8/2010	1998	39
Phoenix - Airport	Phoenix, AZ	(4)	1,764	408	38	—	61	650	1,039	—	1,825	1,058	1,077	—	3,960	(1,322)	10/8/2010	1998	40
Phoenix - Airport - E. Oak St.	Phoenix, AZ	(4)	1,623	1,109	57	—	145	1,130	1,805	—	1,768	2,239	1,862	—	5,869	(1,954)	10/8/2010	1997	36
Phoenix - Biltmore	Phoenix, AZ	(4)	1,191	1,372	50	—	116	724	1,389	—	1,307	2,096	1,439	—	4,842	(2,023)	10/8/2010	1997	37
Phoenix - Deer Valley	Phoenix, AZ	(4)	945	2,092	39	—	61	574	1,096	—	1,006	2,666	1,135	—	4,807	(1,791)	10/8/2010	1998	38
Phoenix - Midtown	Phoenix, AZ	(4)	1,195	3,918	59	—	186	1,282	1,779	—	1,381	5,200	1,838	—	8,419	(2,947)	10/8/2010	1998	39
Phoenix - Scottsdale	Scottsdale, AZ	(4)	1,655	3,691	46	—	143	669	1,354	—	1,798	4,360	1,400	—	7,558	(2,454)	10/8/2010	1997	37
Phoenix - Scottsdale - North	Scottsdale, AZ	(4)	1,476	4,266	43	—	55	834	1,059	—	1,531	5,100	1,102	—	7,733	(2,477)	10/8/2010	1997	32
Phoenix - Scottsdale - Old Town	Scottsdale, AZ	(4)	1,605	2,564	43	—	144	1,136	1,487	—	1,749	3,700	1,530	—	6,979	(2,393)	10/8/2010	1995	30
Phoenix - Airport - Tempe	Tempe, AZ	(4)	1,228	3,249	46	—	139	720	1,369	—	1,367	3,969	1,415	—	6,751	(2,175)	10/8/2010	1999	39
Tucson - Grant Road	Tucson, AZ	(4)	1,780	5,364	43	—	78	909	1,222	—	1,858	6,273	1,265	—	9,396	(2,899)	10/8/2010	1997	32
Oakland - Alameda	Alameda, CA	(4)	5,165	9,134	57	—	145	1,005	3,465	—	5,310	10,139	3,522	—	18,971	(3,728)	10/8/2010	2000	40
Oakland - Alameda Airport	Alameda, CA	(4)	3,197	3,067	55	—	54	782	1,639	—	3,251	3,849	1,694	—	8,794	(2,250)	10/8/2010	1999	40
San Jose - Santa Clara	Alviso, CA	(4)	5,036	2,681	64	—	118	668	1,215	—	5,154	3,349	1,279	—	9,782	(1,852)	10/8/2010	2001	41
Orange County - Anaheim Convention Center	Anaheim, CA	(4)	4,439	3,574	73	—	127	1,083	1,405	—	4,566	4,657	1,478	—	10,701	(2,560)	10/8/2010	2001	41
Orange County - Anaheim Hills	Anaheim, CA	(4)	4,779	2,040	98	—	46	855	1,262	—	4,825	2,895	1,360	—	9,080	(1,872)	10/8/2010	2002	42
Los Angeles - Arcadia	Arcadia, CA	(4)	4,577	3,647	45	—	240	941	1,378	—	4,817	4,588	1,423	—	10,828	(2,511)	10/8/2010	1998	38
Bakersfield - California Avenue	Bakersfield, CA	(4)	1,186	2,153	43	—	256	865	1,219	—	1,442	3,018	1,262	—	5,722	(2,094)	10/8/2010	1996	31
Bakersfield - Chester Lane	Bakersfield, CA	(4)	1,002	4,514	142	—	63	485	818	—	1,065	4,999	960	—	7,024	(2,188)	10/8/2010	2005	45
San Francisco - Belmont	Belmont, CA	(4)	2,910	7,236	103	—	61	1,689	1,925	—	2,971	8,925	2,028	—	13,924	(2,457)	10/8/2010	2003	43
Orange County - Brea	Brea, CA	(4)	5,199	4,778	50	—	130	1,219	1,654	—	5,329	5,997	1,704	—	13,030	(3,424)	10/8/2010	1998	33
Los Angeles - Burbank Airport	Burbank, CA	(4)	6,120	9,690	106	—	89	1,036	1,959	—	6,209	10,726	2,065	—	19,000	(4,174)	10/8/2010	2001	41
San Diego - Carlsbad Village by the Sea	Carlsbad, CA	(4)	4,783	7,618	96	—	136	752	1,192	—	4,919	8,370	1,288	—	14,577	(3,246)	10/8/2010	2002	42
Los Angeles - Carson	Carson, CA	(4)	5,430	2,173	138	—	268	537	1,096	—	5,698	2,710	1,234	—	9,642	(1,836)	10/8/2010	2004	44
Los Angeles - Chino Valley	Chino, CA	(4)	1,288	3,297	108	—	75	669	1,191	—	1,363	3,966	1,299	—	6,628	(2,061)	10/8/2010	2004	44
Orange County - Cypress	Cypress, CA	(4)	5,543	4,484	59	—	147	830	1,376	—	5,690	5,314	1,435	—	12,439	(2,798)	10/8/2010	1998	38
Dublin - Hacienda Dr.	Dublin, CA	(4)	3,377	4,243	52	—	86	779	1,492	—	3,463	5,022	1,544	—	10,029	(2,360)	10/8/2010	2000	40
Los Angeles - LAX Airport - El Segundo	El Segundo, CA	(4)	9,922	5,598	68	—	181	1,144	2,123	—	10,103	6,742	2,191	—	19,036	(3,752)	10/8/2010	1998	33
Sacramento - Elk Grove	Elk Grove, CA	(4)	941	2,290	89	—	66	548	954	—	1,007	2,838	1,043	—	4,888	(1,606)	10/8/2010	2003	43
Fairfield - Napa Valley	Fairfield, CA	(4)	1,490	6,066	135	—	143	542	895	—	1,633	6,608	1,030	—	9,271	(2,503)	10/8/2010	2004	44
Fremont - Fremont Blvd. South	Fremont, CA	(4)	2,928	5,364	56	—	140	1,313	1,696	—	3,068	6,677	1,752	—	11,497	(3,134)	10/8/2010	1999	39
Fremont - Newark	Fremont, CA	(4)	7,370	6,048	101	—	498	1,898	6,239	—	7,868	7,946	6,340	—	22,154	(4,262)	10/8/2010	1999	41

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2019 (continued)
(dollars in thousands)

							Cost Capitalized Subsequent to				Gross Amount Carried at Close of

			Initial Cost				Acquisition (1)				Period December 31, 2019
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (3)
Fremont - Warm Springs	Fremont, CA	(4)	5,114	1,271	58	—	79	683	1,209	—	5,193	1,954	1,267	—	8,414	(1,489)	10/8/2010	2001	41
Fresno - North	Fresno, CA	(4)	1,988	6,753	43	—	126	737	1,019	—	2,114	7,490	1,062	—	10,666	(3,089)	10/8/2010	1997	32
Los Angeles - South	Gardena, CA	(4)	3,977	3,909	51	—	91	709	1,321	—	4,068	4,618	1,372	—	10,058	(2,881)	10/8/2010	1998	28
Los Angeles - Glendale	Glendale, CA	(4)	4,689	5,746	55	—	46	675	1,251	—	4,735	6,421	1,306	—	12,462	(2,807)	10/8/2010	1999	39
Orange County - Huntington Beach	Huntington Beach, CA	(4)	4,499	5,131	38	—	80	816	1,057	—	4,579	5,947	1,095	—	11,621	(2,672)	10/8/2010	1998	38
Orange County - Irvine Spectrum	Irvine, CA	(4)	7,355	5,703	54	—	240	899	1,587	—	7,595	6,602	1,641	—	15,838	(3,644)	10/8/2010	1997	32
Los Angeles - La Mirada	La Mirada, CA	(4)	3,681	2,557	39	—	36	972	1,175	—	3,717	3,529	1,214	—	8,460	(2,002)	10/8/2010	1998	38
Orange County - Lake Forest	Lake Forest, CA	(4)	5,530	2,182	43	—	100	830	1,109	—	5,630	3,012	1,152	—	9,794	(1,852)	10/8/2010	1997	37
Livermore - Airway Blvd.	Livermore, CA	(4)	2,553	3,576	44	—	65	878	1,222	—	2,618	4,454	1,266	—	8,338	(2,334)	10/8/2010	1998	38
Los Angeles - Long Beach Airport	Long Beach, CA	(4)	5,626	6,872	47	—	120	895	1,217	—	5,746	7,767	1,264	—	14,777	(3,204)	10/8/2010	1997	37
Los Angeles - LAX Airport	Los Angeles, CA	(4)	4,770	7,879	56	—	66	995	1,739	—	4,836	8,874	1,795	—	15,505	(3,707)	10/8/2010	1999	39
San Jose - Milpitas	Milpitas, CA	(4)	6,602	4,064	51	—	335	1,080	1,580	—	6,937	5,144	1,631	—	13,712	(2,668)	10/8/2010	1998	38
San Jose - Milpitas - McCarthy Ranch	Milpitas, CA	(4)	6,844	7,392	57	—	146	1,765	4,563	—	6,990	9,157	4,620	—	20,767	(4,589)	10/8/2010	1997	32
Los Angeles - Monrovia	Monrovia, CA	(4)	3,884	4,929	57	—	118	1,101	1,477	—	4,002	6,030	1,534	—	11,566	(2,916)	10/8/2010	1998	38
San Jose - Morgan Hill	Morgan Hill, CA	(4)	4,283	2,018	36	—	104	828	1,124	—	4,387	2,846	1,160	—	8,393	(1,798)	10/8/2010	1998	38
San Jose - Mountain View	Mountain View, CA	(4)	6,657	4,458	47	—	133	909	3,313	—	6,790	5,367	3,360	—	15,517	(2,835)	10/8/2010	1997	32
Orange County - John Wayne Airport	Newport Beach, CA	(4)	6,881	10,663	98	—	78	1,290	1,393	—	6,959	11,953	1,491	—	20,403	(4,389)	10/8/2010	2001	41
Los Angeles - Northridge	Northridge, CA	(4)	5,167	5,391	163	—	108	646	1,347	—	5,275	6,037	1,510	—	12,822	(2,642)	10/8/2010	2005	45
Oakland - Emeryville	Oakland, CA	(4)	3,927	9,132	117	—	562	735	1,646	—	4,489	9,867	1,763	—	16,119	(3,874)	10/8/2010	2001	41
San Diego - Oceanside	Oceanside, CA	(4)	4,271	5,999	43	—	134	779	1,338	—	4,405	6,778	1,381	—	12,564	(2,897)	10/8/2010	1999	39
Los Angeles - Ontario Airport	Ontario, CA	(4)	1,639	6,138	46	—	141	1,298	1,216	—	1,780	7,436	1,262	—	10,478	(2,867)	10/8/2010	1997	37
Orange County - Katella Ave.	Orange, CA	(4)	3,976	5,704	74	—	71	1,054	1,401	—	4,047	6,758	1,475	—	12,280	(2,866)	10/8/2010	2001	41
Palm Springs - Airport	Palm Springs, CA	(4)	1,955	3,506	98	—	202	909	1,268	—	2,157	4,415	1,366	—	7,938	(2,133)	10/8/2010	2003	43
Pleasant Hill - Buskirk Ave.	Pleasant Hill, CA	(4)	3,786	7,754	44	—	108	852	1,710	—	3,894	8,606	1,754	—	14,254	(3,346)	10/8/2010	1997	37
Pleasanton - Chabot Dr.	Pleasanton, CA	(4)	3,039	5,910	55	—	101	1,060	1,492	—	3,140	6,970	1,547	—	11,657	(3,212)	10/8/2010	1998	38
Sacramento - White Rock Rd.	Rancho Cordova, CA	(4)	1,301	2,717	47	—	182	1,132	1,420	—	1,483	3,849	1,467	—	6,799	(2,444)	10/8/2010	1997	32
Richmond - Hilltop Mall	Richmond, CA	(4)	2,232	4,124	51	—	80	688	1,315	—	2,312	4,812	1,366	—	8,490	(2,205)	10/8/2010	2000	40
Sacramento - Roseville	Roseville, CA	(4)	1,125	5,233	45	—	121	754	1,049	—	1,246	5,987	1,094	—	8,327	(2,476)	10/8/2010	1998	38
Sacramento - Arden Way	Sacramento, CA	(4)	888	2,349	45	—	166	1,217	1,231	—	1,054	3,566	1,276	—	5,896	(2,097)	10/8/2010	1997	32
Sacramento - Northgate	Sacramento, CA	(4)	932	2,359	44	—	230	1,108	1,279	—	1,162	3,467	1,323	—	5,952	(2,105)	10/8/2010	1997	32
Sacramento - South Natomas	Sacramento, CA	(4)	1,460	823	51	—	139	1,123	1,584	—	1,599	1,946	1,635	—	5,180	(1,912)	10/8/2010	1998	33
San Francisco - San Carlos	San Carlos, CA	(4)	4,233	5,299	49	—	118	989	1,343	—	4,351	6,288	1,392	—	12,031	(3,042)	10/8/2010	1998	38
San Diego - Hotel Circle	San Diego, CA	(4)	6,893	9,935	68	—	424	1,258	1,817	—	7,317	11,193	1,885	—	20,395	(4,550)	10/8/2010	1999	39
San Diego - Mission Valley - Stadium	San Diego, CA	(4)	6,978	1,797	85	—	47	873	1,022	—	7,025	2,670	1,107	—	10,802	(1,727)	10/8/2010	2002	42
San Diego - Fashion Valley	San Diego, CA	(4)	5,371	5,639	49	—	181	1,182	1,821	—	5,552	6,821	1,870	—	14,243	(3,577)	10/8/2010	1997	32
Los Angeles - San Dimas	San Dimas, CA	(4)	4,736	991	42	—	77	744	1,077	—	4,813	1,735	1,119	—	7,667	(1,521)	10/8/2010	1999	39
San Jose - Airport	San Jose, CA	(4)	8,118	5,912	75	—	201	1,251	4,167	—	8,319	7,163	4,242	—	19,724	(3,463)	10/8/2010	2000	40
San Jose - Downtown	San Jose, CA	(4)	6,480	6,070	53	—	345	1,414	1,830	—	6,825	7,484	1,883	—	16,192	(3,570)	10/8/2010	1998	38
San Jose - Edenvale - North	San Jose, CA	(4)	5,087	3,649	56	—	70	910	1,317	—	5,157	4,559	1,373	—	11,089	(2,289)	10/8/2010	2000	40
San Jose - Edenvale - South	San Jose, CA	(4)	5,359	3,832	83	—	118	865	1,604	—	5,477	4,697	1,687	—	11,861	(2,663)	10/8/2010	2000	41
San Francisco - San Mateo - SFO	San Mateo, CA	(4)	7,369	6,704	50	—	146	1,042	3,578	—	7,515	7,746	3,628	—	18,889	(3,485)	10/8/2010	1997	32
San Rafael - Francisco Blvd. East	San Rafael, CA	(4)	3,129	13,822	378	—	104	674	1,234	—	3,233	14,496	1,612	—	19,341	(4,704)	10/8/2010	2007	47
San Ramon - Bishop Ranch - East	San Ramon, CA	(4)	3,721	5,226	59	—	129	1,836	2,062	—	3,850	7,062	2,121	—	13,033	(2,102)	10/8/2010	2000	40
San Ramon - Bishop Ranch - West	San Ramon, CA	(4)	3,098	2,886	55	—	107	789	1,480	—	3,205	3,675	1,535	—	8,415	(2,687)	10/8/2010	1998	33
Santa Barbara - Calle Real	Santa Barbara, CA	(4)	3,301	8,709	41	—	110	789	1,384	—	3,411	9,498	1,425	—	14,334	(3,378)	10/8/2010	1998	38
Santa Rosa - North	Santa Rosa, CA	(4)	3,053	6,086	46	—	70	567	937	—	3,123	6,653	983	—	10,759	(2,400)	10/8/2010	2000	40
Santa Rosa - South	Santa Rosa, CA	(4)	1,592	4,998	41	—	160	844	1,225	—	1,752	5,842	1,266	—	8,860	(2,679)	10/8/2010	1997	32
Los Angeles - Simi Valley	Simi Valley, CA	(4)	3,088	7,175	113	—	188	672	1,128	—	3,276	7,847	1,241	—	12,364	(3,110)	10/8/2010	2004	44

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2019 (continued)
(dollars in thousands)

							Cost Capitalized Subsequent to				Gross Amount Carried at Close of								Depreciable Lives (Years) (3)

			Initial Cost				Acquisition (1)				Period December 31, 2019
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
San Diego - Sorrento Mesa	San Diego, CA	(4)	6,441	6,020	49	—	184	832	1,327	—	6,625	6,852	1,376	—	14,853	(3,485)	10/8/2010	1998	33
Los Angeles - Valencia	Stevenson Ranch, CA	(4)	9,414	—	20	—	116	1,095	1,190	—	9,530	1,095	1,210	—	11,835	(1,267)	10/8/2010	2000	(6)
Stockton - March Lane	Stockton, CA	(4)	2,299	3,558	55	—	117	487	1,008	—	2,416	4,045	1,063	—	7,524	(1,854)	10/8/2010	2001	41
San Jose - Sunnyvale	Sunnyvale, CA	(4)	6,051	5,019	50	—	193	1,454	1,583	—	6,244	6,473	1,633	—	14,350	(3,313)	10/8/2010	1997	32
Temecula - Wine Country	Temecula, CA	(4)	1,489	8,153	79	—	95	681	1,290	—	1,584	8,834	1,369	—	11,787	(3,280)	10/8/2010	2002	42
Los Angeles - Torrance - Del Amo Circle	Torrance, CA	(4)	5,953	4,361	78	—	97	795	1,397	—	6,050	5,156	1,475	—	12,681	(2,888)	10/8/2010	1999	39
Los Angeles - Torrance Blvd.	Torrance, CA	(4)	3,761	6,296	43	—	68	1,132	1,228	—	3,829	7,428	1,271	—	12,528	(2,964)	10/8/2010	1997	37
Los Angeles - Torrance Harbor Gateway	Torrance, CA	(4)	4,625	4,747	49	—	153	735	1,054	—	4,778	5,482	1,103	—	11,363	(2,475)	10/8/2010	1999	39
Stockton - Tracy	Tracy, CA	(4)	2,344	3,434	96	—	102	527	932	—	2,446	3,961	1,028	—	7,435	(1,956)	10/8/2010	2003	43
Union City - Dyer St.	Union City, CA	(4)	2,907	6,359	51	—	205	1,998	2,037	—	3,112	8,357	2,088	—	13,557	(2,461)	10/8/2010	1999	39
Sacramento - Vacaville	Vacaville, CA	(4)	809	3,179	76	—	96	795	1,104	—	905	3,974	1,180	—	6,059	(2,007)	10/8/2010	2002	42
Sacramento - West Sacramento	West Sacramento, CA	(4)	1,292	3,395	134	—	84	436	1,066	—	1,376	3,831	1,200	—	6,407	(1,973)	10/8/2010	2004	44
Los Angeles - Woodland Hills	Woodland Hills, CA	(4)	5,452	7,561	69	—	120	1,106	2,301	—	5,572	8,667	2,370	—	16,609	(3,989)	10/8/2010	2000	40
Orange County - Yorba Linda	Yorba Linda, CA	(4)	3,443	2,020	106	—	56	598	1,070	—	3,499	2,618	1,176	—	7,293	(1,747)	10/8/2010	2003	43
Denver - Aurora South	Aurora, CO	(4)	2,415	2,958	48	—	266	1,183	1,513	—	2,681	4,141	1,561	—	8,383	(2,515)	10/8/2010	1996	31
Denver - Aurora North	Aurora, CO	(4)	2,706	6,047	65	—	118	1,607	1,701	—	2,824	7,654	1,766	—	12,244	(3,507)	10/8/2010	1997	39
Colorado Springs - West	Colorado Springs, CO	(4)	3,338	1,325	41	—	136	561	919	—	3,474	1,886	960	—	6,320	(1,296)	10/8/2010	1998	39
Denver - Tech Center South	Englewood, CO	(4)	1,714	978	46	—	161	595	1,041	—	1,875	1,573	1,087	—	4,535	(1,178)	10/8/2010	1998	40
Denver - Tech Center South - Inverness	Englewood, CO	(4)	2,941	1,340	46	—	249	1,442	1,325	—	3,190	2,782	1,371	—	7,343	(1,894)	10/8/2010	1997	32
Denver - Cherry Creek	Glendale, CO	(4)	1,856	2,713	40	—	184	1,012	1,408	—	2,040	3,725	1,448	—	7,213	(2,454)	10/8/2010	1997	32
Denver - Tech Center - Central	Greenwood Village, CO	(4)	2,392	1,286	51	—	206	1,466	1,718	—	2,598	2,752	1,769	—	7,119	(2,570)	10/8/2010	1997	34
Denver - Tech Center South - Greenwood Village	Greenwood Village, CO	(4)	1,767	2,278	110	—	174	858	1,267	—	1,941	3,136	1,377	—	6,454	(1,891)	10/8/2010	2003	44
Denver - Lakewood South	Lakewood, CO	(4)	2,338	3,348	43	—	168	922	1,368	—	2,506	4,270	1,411	—	8,187	(2,550)	10/8/2010	1996	31
Denver - Park Meadows	Lone Tree, CO	(4)	1,578	3,467	78	—	148	690	1,057	—	1,726	4,157	1,135	—	7,018	(2,157)	10/8/2010	2002	42
Denver - Westminster	Westminster, CO	(4)	2,779	4,683	49	—	365	725	1,102	—	3,144	5,408	1,151	—	9,703	(2,356)	10/8/2010	2000	40
Hartford - Farmington	Farmington, CT	(4)	1,080	6,003	65	—	76	622	977	—	1,156	6,625	1,042	—	8,823	(2,446)	10/8/2010	1998	39
Hartford - Manchester	Manchester, CT	(4)	1,002	6,723	67	—	88	714	1,013	—	1,090	7,437	1,080	—	9,607	(2,999)	10/8/2010	2001	41
Hartford - Meriden	Meriden, CT	(4)	687	6,207	81	—	133	551	1,073	—	820	6,758	1,154	—	8,732	(2,773)	10/8/2010	2002	42
Norwalk - Stamford	Norwalk, CT	(4)	2,866	12,533	64	—	114	1,052	1,805	—	2,980	13,585	1,869	—	18,434	(4,826)	10/8/2010	1999	39
Shelton - Fairfield County	Shelton, CT	(4)	2,001	11,314	60	—	120	1,194	1,578	—	2,121	12,508	1,638	—	16,267	(4,706)	10/8/2010	1998	38
Newark - Christiana - Wilmington	Newark, DE	(4)	1,473	7,617	61	—	158	1,146	1,445	—	1,631	8,763	1,506	—	11,900	(3,659)	10/8/2010	1998	38
Orlando - Altamonte Springs	Altamonte Springs, FL	(4)	5,421	—	25	—	88	900	1,383	—	5,509	900	1,408	—	7,817	(1,363)	10/8/2010	1998	(6)
Boca Raton - Commerce	Boca Raton, FL	(4)	5,920	3,219	56	—	141	1,407	1,360	—	6,061	4,626	1,416	—	12,103	(2,770)	10/8/2010	1998	33
Tampa - Brandon	Brandon, FL	(4)	3,709	3,540	696	—	239	990	1,008	—	3,948	4,530	1,704	—	10,182	(3,437)	12/13/2012	1997	26
St. Petersburg - Clearwater - Executive Dr.	Clearwater, FL	(4)	1,951	3,062	39	—	60	630	985	—	2,011	3,692	1,024	—	6,727	(1,968)	10/8/2010	1998	38
Clearwater - Carillon Park	Clearwater, FL	(4)	1,679	2,926	489	—	162	1,063	1,029	—	1,841	3,989	1,518	—	7,348	(2,968)	12/13/2012	1997	22
Fort Lauderdale - Davie	Davie, FL	(4)	5,014	3,117	492	—	217	1,102	1,258	—	5,231	4,219	1,750	—	11,200	(2,838)	12/13/2012	1997	23
Daytona Beach - International Speedway	Daytona Beach, FL	(4)	987	3,972	45	—	100	483	1,261	—	1,087	4,455	1,306	—	6,848	(1,938)	10/8/2010	1998	41
Fort Lauderdale - Deerfield Beach	Deerfield Beach, FL	(4)	2,885	3,421	38	—	169	643	1,678	—	3,054	4,064	1,716	—	8,834	(2,106)	10/8/2010	1997	37
Destin - US 98 - Emerald Coast Pkwy.	Destin, FL	(4)	1,149	2,528	96	—	125	1,653	931	—	1,274	4,181	1,027	—	6,482	(2,341)	10/8/2010	2001	48

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2019 (continued)
(dollars in thousands)

							Cost Capitalized Subsequent to				Gross Amount Carried at Close of								Depreciable Lives (Years) (3)

			Initial Cost				Acquisition (1)				Period December 31, 2019
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Fort Lauderdale - Convention Center - Cruise Port	Fort Lauderdale, FL	(4)	3,441	7,008	71	—	86	1,034	2,122	—	3,527	8,042	2,193	—	13,762	(3,402)	10/8/2010	1999	39
Fort Lauderdale - Cypress Creek - Andrews Ave.	Fort Lauderdale, FL	(4)	2,761	2,685	41	—	155	687	1,267	—	2,916	3,372	1,308	—	7,596	(2,032)	10/8/2010	1998	33
Fort Lauderdale - Cypress Creek - NW 6th Way	Fort Lauderdale, FL	(4)	2,480	751	62	—	87	839	1,139	—	2,567	1,590	1,201	—	5,358	(1,372)	10/8/2010	1999	42
Fort Lauderdale - Plantation	Fort Lauderdale, FL	(4)	6,352	2,252	61	—	196	828	1,878	—	6,548	3,080	1,939	—	11,567	(1,714)	10/8/2010	2000	40
Gainesville - I-75	Gainesville, FL	(4)	846	6,416	44	—	59	778	1,080	—	905	7,194	1,124	—	9,223	(2,957)	10/8/2010	1997	32
Tampa – Gibsonton – Riverview	Gibsonton, FL	(4)	—	—	—	—	2,984	7,568	1,548	—	2,984	7,568	1,548	—	12,100	(59)	12/10/2019	2019	40
Jacksonville - Baymeadows	Jacksonville, FL	(4)	1,163	2,662	48	—	96	912	1,526	—	1,259	3,574	1,574	—	6,407	(2,025)	10/8/2010	1998	38
Jacksonville - Lenoir Avenue East	Jacksonville, FL	(4)	969	1,057	63	—	82	685	1,206	—	1,051	1,742	1,269	—	4,062	(1,494)	10/8/2010	1997	37
Jacksonville - Deerwood Park	Jacksonville, FL	(4)	943	3,910	66	—	161	1,137	1,872	—	1,104	5,047	1,938	—	8,089	(2,637)	10/8/2010	1999	40
Jacksonville - Lenoir Avenue South	Jacksonville, FL	(4)	842	1,862	47	—	71	567	1,011	—	913	2,429	1,058	—	4,400	(1,338)	10/8/2010	1998	44
Jacksonville - Riverwalk - Convention Center	Jacksonville, FL	(4)	593	3,693	52	—	113	749	1,025	—	706	4,442	1,077	—	6,225	(2,258)	10/8/2010	2000	40
Jacksonville - Salisbury Rd. - Southpoint	Jacksonville, FL	(4)	727	720	52	—	131	2,120	1,336	—	858	2,840	1,388	—	5,086	(2,451)	10/8/2010	1999	39
Jacksonville - Southside - St. Johns Towne Ctr.	Jacksonville, FL	(4)	925	2,679	47	—	141	1,297	1,500	—	1,066	3,976	1,547	—	6,589	(2,112)	10/8/2010	1997	32
Lakeland - I-4	Lakeland, FL	(4)	1,121	8,036	843	—	12	135	127	—	1,133	8,171	970	—	10,274	(75)	11/12/2019	2007	44
Orlando - Lake Mary - 1036 Greenwood Blvd	Lake Mary, FL	(4)	2,229	—	19	—	61	575	928	—	2,290	575	947	—	3,812	(963)	10/8/2010	2000	(6)
Orlando - Lake Mary - 1040 Greenwood Blvd	Lake Mary, FL	(4)	2,685	—	25	—	120	941	1,218	—	2,805	941	1,243	—	4,989	(1,222)	10/8/2010	1998	(6)
Melbourne - Airport	Melbourne, FL	(4)	1,423	4,160	53	—	127	607	1,054	—	1,550	4,767	1,107	—	7,424	(2,075)	10/8/2010	1998	39
Miami - Airport - Blue Lagoon	Miami, FL	(4)	9,702	4,910	70	—	109	1,411	2,576	—	9,811	6,321	2,646	—	18,778	(3,491)	10/8/2010	1998	33
Miami - Airport - Doral	Miami, FL	(4)	10,164	4,188	1,131	—	437	1,360	1,837	—	10,601	5,548	2,968	—	19,117	(4,003)	12/13/2012	1997	26
Miami - Airport - Doral - 87th Avenue South	Miami, FL	(4)	4,451	7,542	92	—	67	972	1,876	—	4,518	8,514	1,968	—	15,000	(3,222)	10/8/2010	2001	41
Miami - Airport - Doral - 25th Street	Miami, FL	(4)	4,135	5,307	125	—	79	957	2,176	—	4,214	6,264	2,301	—	12,779	(2,977)	10/8/2010	2002	42
Miami - Airport - Miami Springs	Miami, FL	(4)	8,014	3,657	71	—	103	2,787	2,082	—	8,117	6,444	2,153	—	16,714	(3,465)	10/8/2010	1998	40
Miami - Downtown Brickell - Cruise Port	Miami, FL	(4)	3,323	7,312	85	—	106	1,073	1,983	—	3,429	8,385	2,068	—	13,882	(3,402)	10/8/2010	2001	41
Miami - Coral Gables	Miami, FL	(4)	2,866	7,211	76	—	84	917	2,030	—	2,950	8,128	2,106	—	13,184	(3,279)	10/8/2010	2001	41
Orlando - Convention Center - 6443 Westwood	Orlando, FL	(4)	2,472	2,071	68	—	117	851	1,282	—	2,589	2,922	1,350	—	6,861	(2,246)	10/8/2010	1999	43
Orlando - Convention Center - Universal Blvd.	Orlando, FL	(4)	3,326	3,097	58	—	197	1,029	1,801	—	3,523	4,126	1,859	—	9,508	(3,141)	10/8/2010	1998	38
Orlando - Convention Ctr - Sports Complex	Orlando, FL	(4)	2,767	1,466	43	—	111	860	1,185	—	2,878	2,326	1,228	—	6,432	(1,923)	10/8/2010	1997	37
Orlando - Lake Buena Vista	Orlando, FL	(4)	4,137	—	30	—	191	1,060	1,828	—	4,328	1,060	1,858	—	7,246	(2,299)	10/8/2010	1998	(6)
Orlando - Maitland - 1776 Pembrook Dr.	Orlando, FL	(4)	2,103	807	74	—	57	554	1,029	—	2,160	1,361	1,103	—	4,624	(1,239)	10/8/2010	2000	45
Orlando - Maitland - Summit Tower Blvd	Orlando, FL	(4)	3,577	—	65	—	126	1,033	1,619	—	3,703	1,033	1,684	—	6,420	(1,529)	10/8/2010	1998	(6)
Orlando - Maitland - 1760 Pembrook Dr.	Orlando, FL	(4)	2,133	1,347	41	—	49	511	963	—	2,182	1,858	1,004	—	5,044	(1,323)	10/8/2010	1999	39
Orlando - Southpark - Commodity Circle	Orlando, FL	(4)	3,483	2,051	64	—	128	1,009	1,674	—	3,611	3,060	1,738	—	8,409	(2,381)	10/8/2010	1999	40
Orlando - Southpark - Equity Row	Orlando, FL	(4)	2,854	432	49	—	92	856	1,493	—	2,946	1,288	1,542	—	5,776	(1,597)	10/8/2010	1998	38
Orlando - Orlando Theme Parks - Vineland Rd.	Orlando, FL	(4)	2,813	2,874	66	—	128	629	1,253	—	2,941	3,503	1,319	—	7,763	(2,222)	10/8/2010	1998	42
Orlando - Orlando Theme Parks - Major Blvd.	Orlando, FL	(4)	3,349	3,190	52	—	153	784	1,256	—	3,502	3,974	1,308	—	8,784	(2,356)	10/8/2010	1999	39
Pensacola - University Mall	Pensacola, FL	(4)	934	4,059	38	—	70	581	1,062	—	1,004	4,640	1,100	—	6,744	(2,135)	10/8/2010	1997	37
Fort Lauderdale - Cypress Creek - Park North	Pompano Beach, FL	(4)	3,567	2,828	65	—	153	2,064	2,945	—	3,720	4,892	3,010	—	11,622	(3,320)	10/8/2010	1998	38
Tallahassee - Killearn	Tallahassee, FL	(4)	356	1,769	29	—	88	1,080	846	—	444	2,849	875	—	4,168	(1,554)	10/8/2010	1998	28

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2019 (continued)
(dollars in thousands)

							Cost Capitalized Subsequent to				Gross Amount Carried at Close of								Depreciable Lives (Years) (3)

			Initial Cost				Acquisition (1)				Period December 31, 2019
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Fort Lauderdale - Tamarac	Tamarac, FL	(4)	3,709	3,054	712	—	152	1,736	1,139	—	3,861	4,790	1,851	—	10,502	(3,383)	12/13/2012	1997	21
Tampa - Airport - Memorial Hwy.	Tampa, FL	(4)	2,513	1,342	69	—	161	673	1,259	—	2,674	2,015	1,328	—	6,017	(1,792)	10/8/2010	1999	42
Tampa - Airport - N. Westshore Blvd.	Tampa, FL	(4)	2,564	3,918	64	—	115	1,401	1,779	—	2,679	5,319	1,843	—	9,841	(3,098)	10/8/2010	1998	38
Tampa - Airport - Spruce Street	Tampa, FL	(4)	2,437	3,066	102	—	75	577	976	—	2,512	3,643	1,078	—	7,233	(1,874)	10/8/2010	2003	43
Tampa - North - USF - Attractions	Tampa, FL	(4)	2,028	845	37	—	172	718	1,171	—	2,200	1,563	1,208	—	4,971	(1,370)	10/8/2010	1997	37
Tampa - North Airport	Tampa, FL	(4)	1,294	2,236	490	—	154	991	1,053	—	1,448	3,227	1,543	—	6,218	(2,615)	12/13/2012	1997	20
West Palm Beach - Northpoint Corporate Park	West Palm Beach, FL	(4)	2,723	3,326	49	—	93	500	1,069	—	2,816	3,826	1,118	—	7,760	(1,822)	10/8/2010	1998	38
Atlanta - Alpharetta - Northpoint - East	Alpharetta, GA	(4)	717	591	42	—	125	824	1,463	—	842	1,415	1,505	—	3,762	(1,481)	10/8/2010	1997	27
Atlanta - Alpharetta - Northpoint - West	Alpharetta, GA	(4)	1,218	1,673	58	—	118	782	1,335	—	1,336	2,455	1,393	—	5,184	(1,721)	10/8/2010	1999	42
Atlanta - Alpharetta - Rock Mill Rd.	Alpharetta, GA	(4)	1,391	1,101	40	—	51	554	821	—	1,442	1,655	861	—	3,958	(1,298)	10/8/2010	1999	39
Atlanta - Clairmont	Atlanta, GA	(4)	1,142	3,284	40	—	92	644	970	—	1,234	3,928	1,010	—	6,172	(2,019)	10/8/2010	1998	38
Atlanta - Buckhead	Atlanta, GA	(4)	1,183	4,086	42	—	96	816	1,332	—	1,279	4,902	1,374	—	7,555	(2,395)	10/8/2010	1997	37
Atlanta - Marietta - Interstate N. Pkwy	Atlanta, GA	(4)	1,766	3,023	72	—	90	1,032	1,345	—	1,856	4,055	1,417	—	7,328	(1,993)	10/8/2010	1999	41
Atlanta - Marietta - Wildwood	Atlanta, GA	(4)	852	2,881	40	—	86	752	1,049	—	938	3,633	1,089	—	5,660	(2,009)	10/8/2010	1996	36
Atlanta - Perimeter - Hammond Drive	Atlanta, GA	(4)	1,921	3,398	45	—	215	845	1,319	—	2,136	4,243	1,364	—	7,743	(2,478)	10/8/2010	1997	32
Atlanta - Perimeter - Crestline	Atlanta, GA	(4)	1,562	1,581	46	—	83	566	1,131	—	1,645	2,147	1,177	—	4,969	(1,568)	10/8/2010	2000	40
Atlanta - Perimeter - Peachtree Dunwoody	Atlanta, GA	(4)	1,203	2,928	44	—	135	775	1,133	—	1,338	3,703	1,177	—	6,218	(2,038)	10/8/2010	1997	37
Atlanta - Vinings	Atlanta, GA	(4)	1,924	5,785	57	—	87	794	1,314	—	2,011	6,579	1,371	—	9,961	(2,680)	10/8/2010	1997	40
Atlanta - Duluth	Duluth, GA	(4)	1,177	1,252	61	—	74	564	743	—	1,251	1,816	804	—	3,871	(1,046)	10/8/2010	1997	49
Atlanta - Gwinnett Place	Duluth, GA	(4)	1,269	3,234	48	—	375	1,128	1,352	—	1,644	4,362	1,400	—	7,406	(2,295)	10/8/2010	1990	30
Atlanta - Kennesaw Chastain Rd.	Kennesaw, GA	(4)	1,092	1,560	38	—	105	610	1,391	—	1,197	2,170	1,429	—	4,796	(1,658)	10/8/2010	1997	27
Atlanta - Kennesaw Town Center	Kennesaw, GA	(4)	1,122	2,213	38	—	75	698	1,009	—	1,197	2,911	1,047	—	5,155	(1,560)	10/8/2010	1998	38
Atlanta - Marietta - Powers Ferry Rd.	Marietta, GA	(4)	2,718	1,891	58	—	52	932	1,401	—	2,770	2,823	1,459	—	7,052	(1,931)	10/8/2010	1998	38
Atlanta - Marietta - Windy Hill	Marietta, GA	(4)	1,645	2,192	41	—	(104)	865	1,100	—	1,541	3,057	1,141	—	5,739	(1,635)	10/8/2010	1998	39
Atlanta - Morrow	Morrow, GA	(4)	1,713	2,276	41	—	94	687	1,044	—	1,807	2,963	1,085	—	5,855	(1,533)	10/8/2010	1998	39
Atlanta - Peachtree Corners	Norcross, GA	(4)	1,256	—	19	—	112	629	1,047	—	1,368	629	1,066	—	3,063	(906)	10/8/2010	1997	(6)
Savannah - Midtown	Savannah, GA	(4)	564	5,079	66	—	66	520	1,093	—	630	5,599	1,159	—	7,388	(2,430)	10/8/2010	2001	41
Atlanta - Cumberland Mall	Smyrna, GA	(4)	1,631	2,038	45	—	85	1,011	1,195	—	1,716	3,049	1,240	—	6,005	(1,905)	10/8/2010	1997	32
Des Moines - Urbandale	Urbandale, IA	(4)	1,119	2,684	41	—	130	639	879	—	1,249	3,323	920	—	5,492	(1,754)	10/8/2010	1999	39
Des Moines - West Des Moines	West Des Moines, IA	(4)	1,089	2,742	39	—	121	856	1,184	—	1,210	3,598	1,223	—	6,031	(2,452)	10/8/2010	1997	27
Boise - Airport	Boise, ID	(4)	862	1,647	39	—	84	933	1,125	—	946	2,580	1,164	—	4,690	(1,528)	10/8/2010	1997	37
Chicago - Midway	Bedford Park, IL	(4)	2,028	2,261	130	—	105	769	1,140	—	2,133	3,030	1,270	—	6,433	(2,130)	10/8/2010	2003	43
Bloomington - Normal	Bloomington, IL	(4)	941	3,404	61	—	64	586	931	—	1,005	3,990	992	—	5,987	(1,763)	10/8/2010	2001	41
Chicago - Buffalo Grove - Deerfield	Buffalo Grove, IL	(4)	2,264	4,986	44	—	77	904	1,107	—	2,341	5,890	1,151	—	9,382	(2,691)	10/8/2010	1998	38
Chicago - Burr Ridge	Burr Ridge, IL	(4)	2,033	4,406	43	—	125	1,024	1,118	—	2,158	5,430	1,161	—	8,749	(2,620)	10/8/2010	1996	36
Champaign - Urbana	Champaign, IL	(4)	1,221	4,043	35	—	89	508	772	—	1,310	4,551	807	—	6,668	(1,757)	10/8/2010	1998	38
Chicago - Darien	Darien, IL	(4)	1,754	4,286	42	—	129	698	938	—	1,883	4,984	980	—	7,847	(2,240)	10/8/2010	1999	39
Chicago - O'Hare	Des Plaines, IL	(4)	1,946	3,737	44	—	151	1,048	1,220	—	2,097	4,785	1,264	—	8,146	(2,446)	10/8/2010	1998	38
Chicago - O'Hare - Allstate Arena	Des Plaines, IL	(4)	2,122	1,434	71	—	97	841	1,114	—	2,219	2,275	1,185	—	5,679	(1,614)	10/8/2010	1999	40
Chicago - Downers Grove	Downers Grove, IL	(4)	2,592	3,321	53	—	150	1,688	1,687	—	2,742	5,009	1,740	—	9,491	(3,098)	10/8/2010	1996	36

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2019 (continued)
(dollars in thousands)

							Cost Capitalized Subsequent to				Gross Amount Carried at Close of								Depreciable Lives (Years) (3)

			Initial Cost				Acquisition (1)				Period December 31, 2019
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Chicago - Elmhurst - O'Hare	Elmhurst, IL	(4)	1,728	2,769	42	—	131	632	1,035	—	1,859	3,401	1,077	—	6,337	(1,885)	10/8/2010	1997	37
Chicago - Gurnee	Gurnee, IL	(4)	1,557	2,759	37	—	161	816	1,094	—	1,718	3,575	1,131	—	6,424	(1,959)	10/8/2010	1997	37
Chicago - Hanover Park	Hanover Park, IL	(4)	4,217	1,081	38	—	62	722	810	—	4,279	1,803	848	—	6,930	(1,423)	10/8/2010	1999	39
Chicago - Hillside	Hillside, IL	(4)	1,661	1,134	49	—	101	792	1,156	—	1,762	1,926	1,205	—	4,893	(1,836)	10/8/2010	1999	39
Chicago - Itasca	Itasca, IL	(4)	1,419	2,764	46	—	120	807	1,107	—	1,539	3,571	1,153	—	6,263	(1,896)	10/8/2010	1996	36
Chicago - Lansing	Lansing, IL	(4)	1,778	2,399	44	—	173	687	1,120	—	1,951	3,086	1,164	—	6,201	(2,095)	10/8/2010	1998	38
Chicago - Lisle	Lisle, IL	(4)	1,908	2,176	42	—	100	506	889	—	2,008	2,682	931	—	5,621	(1,669)	10/8/2010	2000	40
Chicago - Lombard - Oakbrook	Lombard, IL	(4)	3,692	1,060	59	—	142	1,050	1,408	—	3,834	2,110	1,467	—	7,411	(2,075)	10/8/2010	1999	39
Chicago - Lombard - Yorktown Center	Lombard, IL	(4)	2,029	3,367	58	—	110	674	1,110	—	2,139	4,041	1,168	—	7,348	(1,949)	10/8/2010	1998	40
Chicago - Naperville - East	Naperville, IL	(4)	1,686	4,231	48	—	169	1,224	1,300	—	1,855	5,455	1,348	—	8,658	(2,941)	10/8/2010	1997	37
Chicago - Naperville - West	Naperville, IL	(4)	3,084	2,386	44	—	146	910	1,219	—	3,230	3,296	1,263	—	7,789	(2,114)	10/8/2010	1996	36
St. Louis - O' Fallon, IL	O'Fallon, IL	(4)	1,099	2,897	34	—	56	702	780	—	1,155	3,599	814	—	5,568	(1,541)	10/8/2010	1998	38
Peoria - North	Peoria, IL	(4)	1,063	3,528	63	—	58	393	805	—	1,121	3,921	868	—	5,910	(1,830)	10/8/2010	2001	41
Rockford - I-90	Rockford, IL	(4)	1,046	1,989	38	—	99	597	1,008	—	1,145	2,586	1,046	—	4,777	(1,442)	10/8/2010	1997	47
Rockford - State Street	Rockford, IL	(4)	971	293	34	—	162	595	983	—	1,133	888	1,017	—	3,038	(1,449)	10/8/2010	1997	27
Chicago - Rolling Meadows	Rolling Meadows, IL	(4)	1,643	640	44	—	56	801	1,186	—	1,699	1,441	1,230	—	4,370	(1,392)	10/8/2010	1996	36
Chicago - Romeoville - Bollingbrook	Romeoville, IL	(4)	1,741	3,612	38	—	105	791	961	—	1,846	4,403	999	—	7,248	(2,035)	10/8/2010	1998	38
Chicago - Skokie	Skokie, IL	(4)	2,305	8,355	65	—	136	917	1,430	—	2,441	9,272	1,495	—	13,208	(3,690)	10/8/2010	2000	40
Chicago - Vernon Hills - Lake Forest	Vernon Hills, IL	(4)	2,471	4,030	60	—	55	487	1,010	—	2,526	4,517	1,070	—	8,113	(2,123)	10/8/2010	2000	40
Chicago - Vernon Hills - Lincolnshire	Vernon Hills, IL	(4)	2,467	1,053	66	—	97	834	1,275	—	2,564	1,887	1,341	—	5,792	(1,892)	10/8/2010	1999	39
Chicago - Westmont - Oak Brook	Westmont, IL	(4)	3,510	587	52	—	148	1,148	1,413	—	3,658	1,735	1,465	—	6,858	(2,072)	10/8/2010	1998	38
Evansville - East	Evansville, IN	(4)	387	2,295	34	—	121	476	990	—	508	2,771	1,024	—	4,303	(1,770)	10/8/2010	1997	27
Indianapolis - Castleton	Indianapolis, IN	(4)	558	2,108	40	—	96	638	956	—	654	2,746	996	—	4,396	(1,541)	10/8/2010	1999	39
Indianapolis - North - Carmel	Indianapolis, IN	(4)	812	851	29	—	120	566	824	—	932	1,417	853	—	3,202	(955)	10/8/2010	1990	30
Indianapolis - West 86th St.	Indianapolis, IN	(4)	581	2,330	40	—	208	945	1,177	—	789	3,275	1,217	—	5,281	(1,816)	10/8/2010	1998	39
Merrillville - US Rte. 30	Merrillville, IN	(4)	693	3,923	39	—	146	712	1,025	—	839	4,635	1,064	—	6,538	(2,345)	10/8/2010	1996	36
South Bend - Mishawaka - North	Mishawaka, IN	(4)	497	1,929	62	—	102	705	960	—	599	2,634	1,022	—	4,255	(1,535)	10/8/2010	2001	41
South Bend - Mishawaka - South	Mishawaka, IN	(4)	457	1,146	34	—	96	503	999	—	553	1,649	1,033	—	3,235	(1,332)	10/8/2010	1997	27
Cincinnati - Covington	Covington, KY	(4)	880	5,352	38	—	63	804	1,110	—	943	6,156	1,148	—	8,247	(2,457)	10/8/2010	1997	37
Cincinnati - Florence - Meijer Dr.	Florence, KY	(4)	549	1,850	33	—	163	550	1,134	—	712	2,400	1,167	—	4,279	(1,654)	10/8/2010	1996	26
Cincinnati - Florence - Turfway Rd.	Florence, KY	(4)	827	2,575	37	—	109	644	964	—	936	3,219	1,001	—	5,156	(1,618)	10/8/2010	1997	37
Louisville - Alliant Avenue	Louisville, KY	(4)	812	2,628	48	—	94	642	1,083	—	906	3,270	1,131	—	5,307	(1,892)	10/8/2010	1998	39
Louisville - Dutchman	Louisville, KY	(4)	662	2,540	45	—	49	725	1,017	—	711	3,265	1,062	—	5,038	(1,721)	10/8/2010	1996	31
Louisville - Hurstbourne	Louisville, KY	(4)	656	439	30	—	326	637	936	—	982	1,076	966	—	3,024	(1,338)	10/8/2010	1988	28
Baton Rouge - Citiplace	Baton Rouge, LA	(4)	1,029	5,875	66	—	75	868	1,043	—	1,104	6,743	1,109	—	8,956	(2,563)	10/8/2010	2001	41
New Orleans - Kenner	Kenner, LA	(4)	1,028	6,843	79	—	120	1,050	1,047	—	1,148	7,893	1,126	—	10,167	(2,766)	10/8/2010	2001	41
Lafayette - Airport	Lafayette, LA	(4)	436	2,212	38	—	68	883	1,019	—	504	3,095	1,057	—	4,656	(1,789)	10/8/2010	1998	38
New Orleans - Metairie	Metairie, LA	(4)	559	5,559	41	—	56	628	1,101	—	615	6,187	1,142	—	7,944	(2,557)	10/8/2010	1998	38

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2019 (continued)
(dollars in thousands)

							Cost Capitalized Subsequent to				Gross Amount Carried at Close of								Depreciable Lives (Years) (3)

			Initial Cost				Acquisition (1)				Period December 31, 2019
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Boston - Braintree	Braintree, MA	(4)	2,599	9,110	90	—	73	712	1,270	—	2,672	9,822	1,360	—	13,854	(3,422)	10/8/2010	2002	42
Boston - Burlington	Burlington, MA	(4)	2,533	6,944	58	—	81	1,332	1,564	—	2,614	8,276	1,622	—	12,512	(3,845)	10/8/2010	1998	38
Boston - Marlborough	Marlborough, MA	(4)	2,137	3,464	48	—	78	1,063	1,445	—	2,215	4,527	1,493	—	8,235	(2,683)	10/8/2010	1998	38
Foxboro - Norton	Norton, MA	(4)	2,153	4,729	98	—	44	654	900	—	2,197	5,383	998	—	8,578	(2,107)	10/8/2010	2003	43
Boston - Peabody	Peabody, MA	(4)	1,649	5,178	110	—	106	1,344	1,460	—	1,755	6,522	1,570	—	9,847	(3,002)	10/8/2010	1999	43
Boston - Tewksbury	Tewksbury, MA	(4)	1,547	4,378	58	—	72	620	1,191	—	1,619	4,998	1,249	—	7,866	(2,165)	10/8/2010	2001	41
Boston - Waltham - 52 4th Ave.	Waltham, MA	(4)	2,025	6,620	58	—	84	1,024	1,645	—	2,109	7,644	1,703	—	11,456	(3,516)	10/8/2010	1998	38
Boston - Waltham - 32 4th Ave.	Waltham, MA	(4)	1,851	7,411	72	—	206	839	1,602	—	2,057	8,250	1,674	—	11,981	(3,736)	10/8/2010	1999	39
Boston - Westborough - Computer Dr.	Westborough, MA	(4)	2,747	2,788	48	—	182	779	1,277	—	2,929	3,567	1,325	—	7,821	(2,367)	10/8/2010	1998	38
Boston - Westborough - Connector Road	Westborough, MA	(4)	3,154	1,519	57	—	60	500	851	—	3,214	2,019	908	—	6,141	(1,500)	10/8/2010	2001	41
Boston - Westborough - East Main Street	Westborough, MA	(4)	2,366	2,763	81	—	99	781	1,063	—	2,465	3,544	1,144	—	7,153	(2,017)	10/8/2010	2001	42
Boston - Woburn	Woburn, MA	(4)	1,879	4,426	48	—	115	729	1,226	—	1,994	5,155	1,274	—	8,423	(2,573)	10/8/2010	1998	39
Annapolis - Admiral Cochrane Drive	Annapolis, MD	(4)	2,121	5,919	52	—	58	590	1,253	—	2,179	6,509	1,305	—	9,993	(2,946)	10/8/2010	1999	39
Annapolis - Womack Drive	Annapolis, MD	(4)	1,376	4,684	131	—	74	430	844	—	1,450	5,114	975	—	7,539	(2,242)	10/8/2010	2004	45
Baltimore - Bel Air - Aberdeen	Bel Air, MD	(4)	1,768	5,344	110	—	38	437	958	—	1,806	5,781	1,068	—	8,655	(2,315)	10/8/2010	2004	44
Columbia - Columbia Parkway	Columbia, MD	(4)	1,785	6,287	38	—	126	713	941	—	1,911	7,000	979	—	9,890	(2,790)	10/8/2010	1997	37
Columbia - Columbia Corporate Park	Columbia, MD	(4)	3,056	10,874	81	—	148	1,304	1,447	—	3,204	12,178	1,528	—	16,910	(4,821)	10/8/2010	1998	39
Columbia - Gateway Drive	Columbia, MD	(4)	2,241	5,038	42	—	86	949	1,246	—	2,327	5,987	1,288	—	9,602	(3,508)	10/8/2010	1997	27
Frederick - Westview Dr.	Frederick, MD	(4)	1,891	5,522	41	—	73	539	891	—	1,964	6,061	932	—	8,957	(2,419)	10/8/2010	1999	39
Washington, D.C. - Gaithersburg - North	Gaithersburg, MD	(4)	2,088	3,973	42	—	54	479	884	—	2,142	4,452	926	—	7,520	(1,941)	10/8/2010	1999	39
Washington, D.C. - Gaithersburg - South	Gaithersburg, MD	(4)	2,233	4,128	59	—	106	663	1,066	—	2,339	4,791	1,125	—	8,255	(2,254)	10/8/2010	1999	40
Washington, D.C. - Germantown - Milestone	Germantown, MD	(4)	1,413	4,673	44	—	138	515	857	—	1,551	5,188	901	—	7,640	(2,202)	10/8/2010	1999	39
Washington, D.C. - Germantown - Town Center	Germantown, MD	(4)	5,541	2,269	698	—	137	1,085	821	—	5,678	3,354	1,519	—	10,551	(3,347)	12/13/2012	1997	19
Baltimore - Glen Burnie	Glen Burnie, MD	(4)	2,374	9,428	132	—	75	460	974	—	2,449	9,888	1,106	—	13,443	(3,323)	10/8/2010	2004	44
Columbia - Laurel - Ft. Meade	Jessup, MD	(4)	1,505	5,910	112	—	90	514	1,019	—	1,595	6,424	1,131	—	9,150	(2,652)	10/8/2010	2004	44
Washington, D.C. - Landover	Landover, MD	(4)	3,119	5,378	39	—	62	693	1,052	—	3,181	6,071	1,091	—	10,343	(2,655)	10/8/2010	1998	38
Lexington Park - Pax River	Lexington Park, MD	(4)	1,206	5,140	48	—	78	587	986	—	1,284	5,727	1,034	—	8,045	(2,467)	10/8/2010	2000	40
Baltimore - BWl Airport - International Dr.	Linthicum Heights, MD	(4)	3,801	5,663	1,003	—	299	1,138	967	—	4,100	6,801	1,970	—	12,871	(4,202)	12/13/2012	1997	32
Baltimore - BWI Airport - Aero Dr.	Linthicum, MD	(4)	2,316	8,515	43	—	136	631	999	—	2,452	9,146	1,042	—	12,640	(3,501)	10/8/2010	1997	37
Washington, D.C. - Rockville	Rockville, MD	(4)	5,800	9,696	64	—	117	1,058	1,457	—	5,917	10,754	1,521	—	18,192	(4,269)	10/8/2010	1999	39
Baltimore - Timonium	Timonium, MD	(4)	2,004	6,358	39	—	124	615	968	—	2,128	6,973	1,007	—	10,108	(2,872)	10/8/2010	1998	38
Portland - Scarborough	Scarborough, ME	(4)	828	4,601	52	—	121	630	1,069	—	949	5,231	1,121	—	7,301	(2,392)	10/8/2010	2001	41
Detroit - Ann Arbor - Briarwood Mall	Ann Arbor, MI	(4)	3,416	—	41	—	190	703	1,038	—	3,606	703	1,079	—	5,388	(1,268)	10/8/2010	1997	(6)
Detroit - Ann Arbor - University South	Ann Arbor, MI	(4)	955	1,139	42	—	(150)	442	1,037	—	805	1,581	1,079	—	3,465	(1,405)	10/8/2010	1997	41
Auburn Hills - University Drive	Auburn Hills, MI	(4)	1,363	588	59	—	162	863	1,337	—	1,525	1,451	1,396	—	4,372	(1,831)	10/8/2010	1999	39
Detroit - Auburn Hills - Featherstone Rd.	Auburn Hills, MI	(4)	1,226	3,584	75	—	262	1,103	1,544	—	1,488	4,687	1,619	—	7,794	(2,876)	10/8/2010	1999	41
Detroit - Auburn Hills - I -75	Auburn Hills, MI	(4)	1,948	—	47	—	192	592	1,124	—	2,140	592	1,171	—	3,903	(1,544)	10/8/2010	1997	(6)
Detroit - Canton	Canton, MI	(4)	1,501	—	59	—	178	728	1,021	—	1,679	728	1,080	—	3,487	(1,395)	10/8/2010	2001	(6)
Detroit - Dearborn	Dearborn, MI	(4)	1,018	2,051	77	—	136	803	1,034	—	1,154	2,854	1,111	—	5,119	(1,790)	10/8/2010	2002	42
Detroit - Farmington Hills	Farmington Hills, MI	(4)	1,084	570	41	—	160	585	985	—	1,244	1,155	1,026	—	3,425	(1,211)	10/8/2010	1997	37
Grand Rapids - Kentwood	Kentwood, MI	(4)	1,297	1,644	38	—	156	638	1,060	—	1,453	2,282	1,098	—	4,833	(1,540)	10/8/2010	1998	38

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2019 (continued)
(dollars in thousands)

							Cost Capitalized Subsequent to				Gross Amount Carried at Close of

			Initial Cost				Acquisition (1)				Period December 31, 2019
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (3)
Detroit - Madison Heights	Madison Heights, MI	(4)	1,787	—	43	—	108	769	1,130	—	1,895	769	1,173	—	3,837	(1,087)	10/8/2010	1997	(6)
Detroit - Novi - Haggerty Road	Novi, MI	(4)	1,102	1,620	44	—	148	684	1,045	—	1,250	2,304	1,089	—	4,643	(1,663)	10/8/2010	1997	37
Detroit - Novi - Orchard Hill Place	Novi, MI	(4)	1,237	421	78	—	131	579	1,021	—	1,368	1,000	1,099	—	3,467	(1,061)	10/8/2010	2000	42
Detroit - Metropolitan Airport	Romulus, MI	(4)	1,161	2,462	83	—	159	552	1,013	—	1,320	3,014	1,096	—	5,430	(1,634)	10/8/2010	2001	41
Detroit - Roseville	Roseville, MI	(4)	1,204	2,742	71	—	132	711	1,112	—	1,336	3,453	1,183	—	5,972	(1,781)	10/8/2010	2001	41
Detroit - Southfield - I-696	Southfield, MI	(4)	1,746	—	84	—	107	754	1,164	—	1,853	754	1,248	—	3,855	(1,444)	10/8/2010	2002	(6)
Detroit - Southfield - Northwestern Hwy.	Southfield, MI	(4)	1,952	—	58	—	181	1,068	1,392	—	2,133	1,068	1,450	—	4,651	(1,648)	10/8/2010	1999	(6)
Detroit - Sterling Heights	Sterling Heights, MI	(4)	998	1,550	42	—	150	893	1,122	—	1,148	2,443	1,164	—	4,755	(1,788)	10/8/2010	1997	37
Detroit - Warren	Warren, MI	(4)	1,448	—	37	—	141	734	868	—	1,589	734	905	—	3,228	(796)	10/8/2010	1997	(6)
Minneapolis - Bloomington	Bloomington, MN	(4)	1,440	3,092	39	—	122	609	989	—	1,562	3,701	1,028	—	6,291	(2,009)	10/8/2010	1998	38
Minneapolis - Brooklyn Center	Brooklyn Center, MN	(4)	1,367	2,491	38	—	143	793	1,213	—	1,510	3,284	1,251	—	6,045	(1,868)	10/8/2010	1998	38
Minneapolis - Airport - Eagan - South	Eagan, MN	(4)	1,517	2,133	51	—	107	617	1,019	—	1,624	2,750	1,070	—	5,444	(1,704)	10/8/2010	1997	37
Minneapolis - Airport - Eagan - North	Eagan, MN	(4)	1,888	2,331	60	—	151	932	1,411	—	2,039	3,263	1,471	—	6,773	(2,248)	10/8/2010	1998	38
Minneapolis - Eden Prairie - Technology Drive	Eden Prairie, MN	(4)	1,199	2,289	36	—	142	694	1,190	—	1,341	2,983	1,226	—	5,550	(1,813)	10/8/2010	1998	38
Minneapolis - Eden Prairie - Valley View Road	Eden Prairie, MN	(4)	1,614	3,658	39	—	102	725	1,047	—	1,716	4,383	1,086	—	7,185	(2,008)	10/8/2010	1998	38
Minneapolis - Maple Grove	Maple Grove, MN	(4)	2,543	560	38	—	109	681	1,058	—	2,652	1,241	1,096	—	4,989	(1,251)	10/8/2010	1998	38
Rochester - North	Rochester, MN	(4)	1,146	1,797	48	—	83	676	883	—	1,229	2,473	931	—	4,633	(1,596)	10/8/2010	2001	41
Rochester - South	Rochester, MN	(4)	1,119	1,439	50	—	97	621	863	—	1,216	2,060	913	—	4,189	(1,475)	10/8/2010	2001	41
Minneapolis - Woodbury	Woodbury, MN	(4)	1,805	2,559	43	—	80	559	1,053	—	1,885	3,118	1,096	—	6,099	(1,768)	10/8/2010	1999	39
St. Louis - Airport - Central	Bridgeton, MO	(4)	1,743	1,010	57	—	112	1,010	1,744	—	1,855	2,020	1,801	—	5,676	(1,770)	10/8/2010	1998	39
Columbia - Stadium Blvd.	Columbia, MO	(4)	734	2,511	91	—	96	537	869	—	830	3,048	960	—	4,838	(1,700)	10/8/2010	2003	43
St. Louis - Earth City	Earth City, MO	(4)	1,394	721	34	—	111	722	1,057	—	1,505	1,443	1,091	—	4,039	(1,373)	10/8/2010	1997	27
St. Louis - Westport - Central	Maryland Heights, MO	(4)	829	2,112	48	—	68	677	1,082	—	897	2,789	1,130	—	4,816	(1,860)	10/8/2010	1999	39
St. Louis - Westport - East Lackland Rd.	Maryland Heights, MO	(4)	1,334	2,692	53	—	288	862	1,226	—	1,622	3,554	1,279	—	6,455	(2,128)	10/8/2010	1996	31
Springfield - South	Springfield, MO	(4)	777	3,170	40	—	95	720	971	—	872	3,890	1,011	—	5,773	(1,910)	10/8/2010	1997	37
St. Louis - Westport - Craig Road	St. Louis, MO	(4)	982	220	33	—	158	600	1,038	—	1,140	820	1,071	—	3,031	(1,090)	10/8/2010	1994	24
St. Louis - St. Peters	St. Peters, MO	(4)	1,165	3,797	44	—	93	877	1,090	—	1,258	4,674	1,134	—	7,066	(1,996)	10/8/2010	1997	37
Jackson - East Beasley Road	Jackson, MS	(4)	265	3,884	49	—	88	779	1,213	—	353	4,663	1,262	—	6,278	(2,225)	10/8/2010	1999	39
Jackson - North	Jackson, MS	(4)	256	3,381	40	—	141	730	1,031	—	397	4,111	1,071	—	5,579	(2,148)	10/8/2010	1997	32
Jackson - Ridgeland	Ridgeland, MS	(4)	345	3,103	33	—	125	1,201	963	—	470	4,304	996	—	5,770	(2,221)	10/8/2010	1996	26
Billings - West End	Billings, MT	(4)	936	3,915	97	—	119	564	873	—	1,055	4,479	970	—	6,504	(2,017)	10/8/2010	2003	43
Great Falls - Missouri River	Great Falls, MT	(4)	834	5,105	70	—	71	635	991	—	905	5,740	1,061	—	7,706	(2,308)	10/8/2010	2002	42
Asheville - Tunnel Rd.	Asheville, NC	(4)	2,216	2,559	38	—	55	488	1,008	—	2,271	3,047	1,046	—	6,364	(1,738)	10/8/2010	1998	38
Raleigh - Cary - Harrison Ave.	Cary, NC	(4)	791	1,353	33	—	74	404	954	—	865	1,757	987	—	3,609	(1,526)	10/8/2010	1996	26
Raleigh - Cary - Regency Parkway North	Cary, NC	(4)	903	4,357	44	—	43	511	1,156	—	946	4,868	1,200	—	7,014	(2,311)	10/8/2010	1998	38
Raleigh - Cary - Regency Parkway South	Cary, NC	(4)	1,018	4,505	53	—	117	584	1,071	—	1,135	5,089	1,124	—	7,348	(2,246)	10/8/2010	1998	43
Charlotte - Airport	Charlotte, NC	(4)	1,982	636	67	—	171	1,413	1,993	—	2,153	2,049	2,060	—	6,262	(1,450)	10/8/2010	1998	33
Charlotte - Pineville - Park Rd.	Charlotte, NC	(4)	1,111	3,250	60	—	118	1,124	1,620	—	1,229	4,374	1,680	—	7,283	(1,738)	10/8/2010	1999	39
Charlotte - Pineville - Pineville Matthews Rd.	Charlotte, NC	(4)	1,859	3,965	52	—	218	1,573	1,817	—	2,077	5,538	1,869	—	9,484	(1,764)	10/8/2010	1999	43
Charlotte - Tyvola Rd.	Charlotte, NC	(4)	1,563	727	54	—	70	861	1,402	—	1,633	1,588	1,456	—	4,677	(963)	10/8/2010	1998	38
Charlotte - Tyvola Rd. - Executive Park	Charlotte, NC	(4)	1,232	—	19	—	102	994	1,127	—	1,334	994	1,146	—	3,474	(1,042)	10/8/2010	1995	(6)

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2019 (continued)
(dollars in thousands)

							Cost Capitalized Subsequent to				Gross Amount Carried at Close of								Depreciable Lives (Years) (3)

			Initial Cost				Acquisition (1)				Period December 31, 2019
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Charlotte - University Place	Charlotte, NC	(4)	1,208	2,903	44	—	(24)	987	1,674	—	1,184	3,890	1,718	—	6,792	(1,512)	10/8/2010	1998	39
Charlotte - University Place - E. McCullough Dr.	Charlotte, NC	(4)	1,045	—	35	—	90	719	1,323	—	1,135	719	1,358	—	3,212	(746)	10/8/2010	1996	(6)
Durham - Research Triangle Park - Hwy. 55	Durham, NC	(4)	603	1,556	292	—	182	839	931	—	785	2,395	1,223	—	4,403	(2,004)	12/13/2012	1997	19
Durham - Research Triangle Park - Hwy. 54	Durham, NC	(4)	63	984	33	—	867	590	1,049	—	930	1,574	1,082	—	3,586	(2,192)	10/8/2010	1996	26
Durham - RTP - Miami Blvd. - North	Durham, NC	(4)	1,215	2,397	54	—	73	598	1,025	—	1,288	2,995	1,079	—	5,362	(1,721)	10/8/2010	1998	40
Durham - RTP - Miami Blvd. - South	Durham, NC	(4)	1,405	2,370	107	—	114	900	1,633	—	1,519	3,270	1,740	—	6,529	(2,331)	10/8/2010	1998	42
Durham - University	Durham, NC	(4)	1,208	3,006	43	—	134	603	1,154	—	1,342	3,609	1,197	—	6,148	(2,074)	10/8/2010	1997	33
Durham - University - Ivy Creek Blvd.	Durham, NC	(4)	1,684	3,947	57	—	93	1,087	1,315	—	1,777	5,034	1,372	—	8,183	(2,323)	10/8/2010	1998	33
Fayetteville - Cross Creek Mall	Fayetteville, NC	(4)	3,725	9,586	56	—	92	455	1,013	—	3,817	10,041	1,069	—	14,927	(3,710)	10/8/2010	1999	39
Fayetteville - Owen Dr.	Fayetteville, NC	(4)	4,253	7,164	43	—	81	804	1,029	—	4,334	7,968	1,072	—	13,374	(3,539)	10/8/2010	1997	32
Greensboro - Airport	Greensboro, NC	(4)	1,017	1,618	56	—	86	628	932	—	1,103	2,246	988	—	4,337	(1,291)	10/8/2010	1999	42
Greensboro - Wendover Ave.	Greensboro, NC	(4)	1,047	—	33	—	121	590	955	—	1,168	590	988	—	2,746	(905)	10/8/2010	1995	(6)
Greensboro - Wendover Ave. - Big Tree Way	Greensboro, NC	(4)	1,220	1,866	46	—	158	850	1,189	—	1,378	2,716	1,235	—	5,329	(1,881)	10/8/2010	1996	31
Jacksonville - Camp Lejeune	Jacksonville, NC	(4)	4,815	10,609	38	—	110	1,279	943	—	4,925	11,888	981	—	17,794	(3,821)	10/8/2010	1998	38
Raleigh - RDU Airport	Morrisville, NC	(4)	833	3,939	43	—	66	739	1,116	—	899	4,678	1,159	—	6,736	(2,420)	10/8/2010	1997	32
Raleigh - Crabtree Valley	Raleigh, NC	(4)	1,276	2,350	493	—	116	822	1,006	—	1,392	3,172	1,499	—	6,063	(2,646)	12/13/2012	1998	20
Raleigh - North Raleigh - Wake Towne Dr.	Raleigh, NC	(4)	634	1,414	34	—	96	557	948	—	730	1,971	982	—	3,683	(1,611)	10/8/2010	1996	26
Raleigh - North Raleigh	Raleigh, NC	(4)	1,120	4,043	38	—	87	458	821	—	1,207	4,501	859	—	6,567	(1,982)	10/8/2010	1997	37
Raleigh - North Raleigh - Wake Forest Road	Raleigh, NC	(4)	956	2,771	43	—	114	1,628	1,314	—	1,070	4,399	1,357	—	6,826	(2,306)	10/8/2010	1997	32
Raleigh - Northeast	Raleigh, NC	(4)	1,219	2,471	40	—	91	536	1,244	—	1,310	3,007	1,284	—	5,601	(1,837)	10/8/2010	1999	38
Wilmington - New Centre Drive	Wilmington, NC	(4)	713	3,123	39	—	64	841	1,221	—	777	3,964	1,260	—	6,001	(1,780)	10/8/2010	1998	44
Winston-Salem - Hanes Mall Blvd.	Winston-Salem, NC	(4)	776	2,573	40	—	97	854	1,072	—	873	3,427	1,112	—	5,412	(1,729)	10/8/2010	1996	32
Nashua - Manchester	Nashua, NH	(4)	2,526	1,771	58	—	74	621	1,033	—	2,600	2,392	1,091	—	6,083	(1,692)	10/8/2010	2001	41
Mt. Olive - Budd Lake	Budd Lake, NJ	(4)	835	3,898	103	—	129	667	977	—	964	4,565	1,080	—	6,609	(2,319)	10/8/2010	2003	43
Philadelphia - Cherry Hill	Cherry Hill, NJ	(4)	337	2,660	32	—	88	583	922	—	425	3,243	954	—	4,622	(1,763)	10/8/2010	1998	38
Meadowlands - East Rutherford	E.Rutherford, NJ	(4)	957	6,141	61	—	228	1,414	1,921	—	1,185	7,555	1,982	—	10,722	(3,663)	10/8/2010	1999	39
Edison - Raritan Center	Edison, NJ	(4)	1,363	8,976	48	—	159	822	1,341	—	1,522	9,798	1,389	—	12,709	(4,000)	10/8/2010	1997	37
Elizabeth - Newark Airport	Elizabeth, NJ	(4) (7)	202	11,175	119	—	3,277	1,063	1,381	—	3,479	12,238	1,500	—	17,217	(6,822)	10/8/2010	2002	42
Somerset - Franklin	Franklin, NJ	(4)	761	4,096	63	—	57	615	925	—	818	4,711	988	—	6,517	(2,106)	10/8/2010	2001	41
Philadelphia - Mt. Laurel - Pacilli Place	Mt Laurel, NJ	(4)	455	4,318	58	—	65	526	1,045	—	520	4,844	1,103	—	6,467	(2,225)	10/8/2010	1999	39
Philadelphia - Mt. Laurel - Crawford Place	Mt Laurel, NJ	(4)	313	2,632	31	—	54	592	857	—	367	3,224	888	—	4,479	(1,743)	10/8/2010	1998	38
Piscataway - Rutgers University	Piscataway, NJ	(4)	907	6,348	62	—	228	1,580	1,366	—	1,135	7,928	1,428	—	10,491	(3,304)	10/8/2010	1998	38
Princeton - West Windsor	Princeton, NJ	(4)	3,758	2,042	45	—	143	591	967	—	3,901	2,633	1,012	—	7,546	(1,719)	10/8/2010	2000	40
Ramsey - Upper Saddle River	Ramsey, NJ	(4)	704	5,013	64	—	101	648	1,011	—	805	5,661	1,075	—	7,541	(2,454)	10/8/2010	2001	41
Red Bank - Middletown	Red Bank, NJ	(4)	2,846	2,652	52	—	106	802	1,185	—	2,952	3,454	1,237	—	7,643	(2,160)	10/8/2010	2000	40
Meadowlands - Rutherford	Rutherford, NJ	(4)	1,972	4,661	49	—	85	996	1,413	—	2,057	5,657	1,462	—	9,176	(2,716)	10/8/2010	1999	39
Princeton - South Brunswick	S. Brunswick, NJ	(4)	761	3,728	50	—	129	704	1,146	—	890	4,432	1,196	—	6,518	(2,348)	10/8/2010	1999	39
Secaucus - Meadowlands	Secaucus, NJ	(4)	1,644	13,946	122	—	135	1,180	1,595	—	1,779	15,126	1,717	—	18,622	(4,956)	10/8/2010	2002	42
Secaucus - New York City Area	Secaucus, NJ	(4) (7)	307	20,368	73	—	133	1,561	2,437	—	440	21,929	2,510	—	24,879	(17,788)	10/8/2010	2000	40
Hanover - Parsippany	Whippany, NJ	(4)	3,549	6,181	60	—	112	1,136	1,811	—	3,661	7,317	1,871	—	12,849	(3,354)	10/8/2010	1998	38
Newark - Woodbridge	Woodbridge, NJ	(4)	1,814	9,316	61	—	223	1,433	1,613	—	2,037	10,749	1,674	—	14,460	(4,590)	10/8/2010	1999	39
Las Vegas - East Flamingo	Las Vegas, NV	(4)	1,914	3,649	56	—	163	714	1,502	—	2,077	4,363	1,558	—	7,998	(2,492)	10/8/2010	1998	38
Las Vegas - Midtown	Las Vegas, NV	(4) (7)	1,782	3,495	45	—	98	687	1,289	—	1,880	4,182	1,334	—	7,396	(2,215)	10/8/2010	1998	38
Las Vegas - Valley View	Las Vegas, NV	(4)	2,230	7,604	64	—	196	1,763	1,982	—	2,426	9,367	2,046	—	13,839	(4,010)	10/8/2010	1995	32
Reno - South Meadows	Reno, NV	(4)	1,771	4,821	84	—	88	435	920	—	1,859	5,256	1,004	—	8,119	(2,061)	10/8/2010	2002	42
Albany - SUNY	Albany, NY	(4)	1,246	6,462	47	—	199	1,372	1,413	—	1,445	7,834	1,460	—	10,739	(3,462)	10/8/2010	1996	36

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2019 (continued)
(dollars in thousands)

							Cost Capitalized Subsequent to				Gross Amount Carried at Close of								Depreciable Lives (Years) (3)

			Initial Cost				Acquisition (1)				Period December 31, 2019
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Buffalo - Amherst	Amherst, NY	(4)	665	5,464	43	—	91	700	1,159	—	756	6,164	1,202	—	8,122	(2,762)	10/8/2010	1997	37
Long Island - Bethpage	Bethpage, NY	(4)	4,024	7,727	44	—	211	823	1,370	—	4,235	8,550	1,414	—	14,199	(3,391)	10/8/2010	1999	39
Syracuse - Dewitt	East Syracuse, NY	(4)	669	4,692	43	—	235	731	1,155	—	904	5,423	1,198	—	7,525	(2,736)	10/8/2010	1996	(6)
White Plains - Elmsford	Elmsford, NY	(4)	1,124	12,986	74	—	429	2,071	1,649	—	1,553	15,057	1,723	—	18,333	(5,650)	10/8/2010	2000	40
Fishkill - Route 9	Fishkill, NY	(4)	1,616	6,316	47	—	51	1,008	1,212	—	1,667	7,324	1,259	—	10,250	(2,855)	10/8/2010	1998	38
Fishkill - Westage Center	Fishkill, NY	(4)	946	5,653	111	—	92	565	1,037	—	1,038	6,218	1,148	—	8,404	(2,537)	10/8/2010	2004	44
Long Island - Melville	Melville, NY	(4)	7,498	10,315	73	—	94	883	1,324	—	7,592	11,198	1,397	—	20,187	(4,170)	10/8/2010	2000	40
Rochester - Greece	Rochester, NY	(4)	1,005	4,662	45	—	96	975	1,166	—	1,101	5,637	1,211	—	7,949	(2,697)	10/8/2010	1996	36
Rochester - Henrietta	Rochester, NY	(4)	1,061	7,451	45	—	81	896	1,144	—	1,142	8,347	1,189	—	10,678	(3,205)	10/8/2010	1996	36
New York City - LaGuardia Airport	Whitestone, NY	(4)	8,634	14,468	84	—	167	988	1,794	—	8,801	15,456	1,878	—	26,135	(5,294)	10/8/2010	2001	41
Columbus - East	Columbus, OH	(4)	1,036	—	29	—	211	602	951	—	1,247	602	980	—	2,829	(962)	10/8/2010	1989	(6)
Columbus - Easton	Columbus, OH	(4)	1,185	4,416	50	—	164	843	941	—	1,349	5,259	991	—	7,599	(2,346)	10/8/2010	1999	39
Columbus - North	Columbus, OH	(4)	824	1,251	43	—	226	768	1,154	—	1,050	2,019	1,197	—	4,266	(1,434)	10/8/2010	1997	37
Columbus - Polaris	Columbus, OH	(4)	1,431	5,351	61	—	220	1,068	1,421	—	1,651	6,419	1,482	—	9,552	(3,119)	10/8/2010	1998	39
Columbus - Worthington	Columbus, OH	(4)	781	1,115	36	—	105	699	961	—	886	1,814	997	—	3,697	(1,246)	10/8/2010	1998	38
Columbus - Dublin	Dublin, OH	(4)	1,329	1,294	38	—	166	576	963	—	1,495	1,870	1,001	—	4,366	(1,550)	10/8/2010	1998	38
Columbus - Sawmill Rd.	Dublin, OH	(4)	577	460	28	—	366	1,088	882	—	943	1,548	910	—	3,401	(1,076)	10/8/2010	1990	30
Columbus - Tuttle	Dublin, OH	(4)	863	3,396	50	—	135	763	931	—	998	4,159	981	—	6,138	(1,891)	10/8/2010	1998	40
Cincinnati - Fairfield	Fairfield, OH	(4)	459	1,293	28	—	173	657	954	—	632	1,950	982	—	3,564	(1,392)	10/8/2010	1989	29
Findlay - Tiffin Avenue	Findlay, OH	(4)	671	2,596	77	—	155	546	924	—	826	3,142	1,001	—	4,969	(1,520)	10/8/2010	1999	43
Toledo - Holland	Holland, OH	(4)	1,002	2,986	45	—	85	868	1,075	—	1,087	3,854	1,120	—	6,061	(1,836)	10/8/2010	1997	37
Toledo - Maumee	Maumee, OH	(4)	912	740	34	—	96	470	891	—	1,008	1,210	925	—	3,143	(1,030)	10/8/2010	1997	27
Cleveland - Beachwood - Orange Place - North	Orange, OH	(4)	1,288	2,514	59	—	136	933	1,385	—	1,424	3,447	1,444	—	6,315	(2,134)	10/8/2010	1999	39
Cincinnati - Springdale - I-275	Springdale, OH	(4)	852	1,843	45	—	86	1,124	1,089	—	938	2,967	1,134	—	5,039	(1,626)	10/8/2010	1996	31
Portland - Beaverton	Beaverton, OR	(4)	3,210	4,410	50	—	133	1,150	1,475	—	3,343	5,560	1,525	—	10,428	(3,045)	10/8/2010	1997	32
Portland - Beaverton - Eider Court	Beaverton, OR	(4)	1,856	5,825	44	—	94	725	1,106	—	1,950	6,550	1,150	—	9,650	(2,731)	10/8/2010	1998	38
Portland - Hillsboro	Hillsboro, OR	(4)	4,174	8,101	63	—	118	1,281	1,438	—	4,292	9,382	1,501	—	15,175	(3,864)	10/8/2010	1998	40
Portland - Gresham	Portland, OR	(4)	2,009	2,822	38	—	229	674	1,201	—	2,238	3,496	1,239	—	6,973	(1,964)	10/8/2010	1998	38
Portland - Tigard	Tigard, OR	(4)	3,425	4,456	48	—	119	2,010	1,493	—	3,544	6,466	1,541	—	11,551	(3,159)	10/8/2010	1998	33
Philadelphia - Bensalem	Bensalem, PA	(4)	1,408	6,689	38	—	100	828	925	—	1,508	7,517	963	—	9,988	(2,885)	10/8/2010	1998	38
Allentown - Bethlehem	Bethlehem, PA	(4)	1,054	3,922	96	—	28	638	1,003	—	1,082	4,560	1,099	—	6,741	(2,185)	10/8/2010	2003	43
Pittsburgh - Carnegie	Carnegie, PA	(4)	697	6,689	41	—	108	794	963	—	805	7,483	1,004	—	9,292	(2,978)	10/8/2010	1997	37
Philadelphia - Exton	Exton, PA	(4)	2,343	2,198	44	—	158	858	948	—	2,501	3,056	992	—	6,549	(1,856)	10/8/2010	1999	39
Philadelphia - Horsham - Dresher Rd.	Horsham, PA	(4)	1,691	5,111	49	—	113	1,142	1,363	—	1,804	6,253	1,412	—	9,469	(3,115)	10/8/2010	1998	38
Philadelphia - Horsham - Welsh Rd.	Horsham, PA	(4)	1,815	2,708	68	—	90	860	1,121	—	1,905	3,568	1,189	—	6,662	(2,159)	10/8/2010	2001	41
Philadelphia - King of Prussia	King of Prussia, PA	(4)	2,871	7,293	58	—	189	1,167	1,602	—	3,060	8,460	1,660	—	13,180	(3,679)	10/8/2010	1998	38
Philadelphia - Malvern - Great Valley	Malvern, PA	(4)	1,772	2,699	44	—	89	746	892	—	1,861	3,445	936	—	6,242	(1,950)	10/8/2010	1999	39
Philadelphia - Malvern - Swedesford Rd.	Malvern, PA	(4) (7)	78	4,384	40	—	87	911	944	—	165	5,295	984	—	6,444	(3,387)	10/8/2010	1999	39
Pittsburgh - Monroeville	Monroeville, PA	(4)	1,731	10,487	42	—	116	661	913	—	1,847	11,148	955	—	13,950	(3,835)	10/8/2010	1999	39
Philadelphia - Airport - Bartram Ave.	Philadelphia, PA	(4)	1,654	7,808	52	—	267	674	1,225	—	1,921	8,482	1,277	—	11,680	(3,365)	10/8/2010	1998	38
Philadelphia - Airport - Tinicum Blvd.	Philadelphia, PA	(4)	1,610	9,057	57	—	181	1,106	1,854	—	1,791	10,163	1,911	—	13,865	(4,255)	10/8/2010	1998	38
Pittsburgh - Airport	Pittsburgh, PA	(4)	806	6,583	53	—	109	725	1,162	—	915	7,308	1,215	—	9,438	(2,946)	10/8/2010	1998	39
Wilkes-Barre - Hwy. 315	Plains Township, PA	(4)	852	3,670	108	—	156	559	730	—	1,008	4,229	838	—	6,075	(1,818)	10/8/2010	2003	43
Philadelphia - Plymouth Meeting	Plymouth Meeting, PA	(4)	1,111	7,505	120	—	45	2,119	1,436	—	1,156	9,624	1,556	—	12,336	(3,770)	10/8/2010	2003	43
Pittsburgh - West Mifflin	West Mifflin, PA	(4)	885	7,893	95	—	282	549	798	—	1,167	8,442	893	—	10,502	(2,933)	10/8/2010	2003	43
Providence - East Providence	East Providence, RI	(4)	1,632	6,713	70	—	106	3,002	1,614	—	1,738	9,715	1,684	—	13,137	(2,447)	10/8/2010	2002	42
Providence - Airport	Warwick, RI	(4)	1,104	2,403	116	—	91	986	1,142	—	1,195	3,389	1,258	—	5,842	(2,020)	10/8/2010	1997	44
Providence - Warwick	Warwick, RI	(4)	1,563	4,097	69	—	168	523	977	—	1,731	4,620	1,046	—	7,397	(2,126)	10/8/2010	2001	41
Providence - West Warwick	West Warwick, RI	(4)	1,245	5,104	66	—	85	650	934	—	1,330	5,754	1,000	—	8,084	(2,293)	10/8/2010	2001	41
Columbia - Ft. Jackson	Columbia, SC	(4)	1,397	4,865	44	—	86	737	1,114	—	1,483	5,602	1,158	—	8,243	(2,629)	10/8/2010	1997	32
Columbia - West - Interstate 126	Columbia, SC	(4)	896	2,918	43	—	96	818	1,144	—	992	3,736	1,187	—	5,915	(2,141)	10/8/2010	1996	31
Columbia - West - Stoneridge Dr.	Columbia, SC	(4)	554	1,437	33	—	119	554	930	—	673	1,991	963	—	3,627	(1,356)	10/8/2010	1995	25
Greenville - Airport	Greenville, SC	(4)	727	3,464	40	—	40	526	1,376	—	767	3,990	1,416	—	6,173	(2,004)	10/8/2010	1996	36

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2019 (continued)
(dollars in thousands)

							Cost Capitalized Subsequent to				Gross Amount Carried at Close of								Depreciable Lives (Years) (3)

			Initial Cost				Acquisition (1)				Period December 31, 2019
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Greenville - Haywood Mall	Greenville, SC	(4)	672	1,082	33	—	100	479	1,050	—	772	1,561	1,083	—	3,416	(1,400)	10/8/2010	1995	25
Greenville - Woodruff Road	Greenville, SC	(4)	2,023	9,105	1,265	—	73	290	(129)	—	2,018	9,248	1,361	—	12,627	(541)	9/14/2018	2018	40
Columbia - Northwest/Harbison	Irmo, SC	(4)	816	3,607	59	—	111	1,000	1,430	—	927	4,607	1,489	—	7,023	(2,374)	10/8/2010	1999	44
Charleston - Mt. Pleasant	Mt. Pleasant, SC	(4)	1,713	5,571	39	—	91	842	1,133	—	1,804	6,413	1,172	—	9,389	(2,804)	10/8/2010	1998	38
Charleston - Northwoods Blvd.	N. Charleston, SC	(4)	563	2,087	35	—	85	607	1,021	—	648	2,694	1,056	—	4,398	(1,944)	10/8/2010	1996	26
Charleston - Airport	N. Charleston, SC	(4)	1,580	5,652	49	—	110	1,801	1,383	—	1,690	7,453	1,432	—	10,575	(3,028)	10/8/2010	1999	39
Charleston - North Charleston	N. Charleston, SC	(4)	1,124	4,483	46	—	126	1,432	1,255	—	1,250	5,915	1,301	—	8,466	(3,105)	10/8/2010	1996	31
Rock Hill	Rock Hill, SC	(4)	1,397	10,488	1,115	—	(5)	143	96	—	1,470	10,778	986	—	13,234	(761)	5/30/2018	2018	39
Nashville - Brentwood	Brentwood, TN	(4)	668	1,588	33	—	274	746	824	—	942	2,334	857	—	4,133	(1,802)	10/8/2010	1990	20
Nashville - Brentwood - South	Brentwood, TN	(4)	1,271	3,746	44	—	109	747	1,158	—	1,380	4,493	1,202	—	7,075	(2,532)	10/8/2010	1996	31
Chattanooga - Airport	Chattanooga, TN	(4)	1,045	3,840	44	—	72	1,191	1,133	—	1,117	5,031	1,177	—	7,325	(2,287)	10/8/2010	1996	31
Nashville - Franklin - Cool Springs	Franklin, TN	(4)	1,898	3,263	46	—	207	1,174	1,351	—	2,105	4,437	1,397	—	7,939	(2,550)	10/8/2010	1998	33
Knoxville - Cedar Bluff	Knoxville, TN	(4)	768	3,224	36	—	59	746	893	—	827	3,970	929	—	5,726	(1,923)	10/8/2010	1997	32
Knoxville - West Hills	Knoxville, TN	(4)	570	1,826	29	—	54	535	927	—	624	2,361	956	—	3,941	(1,483)	10/8/2010	1990	30
Memphis - Airport	Memphis, TN	(4)	329	1,900	66	—	60	1,008	1,291	—	389	2,908	1,357	—	4,654	(2,011)	10/8/2010	1998	38
Memphis - Apple Tree	Memphis, TN	(4)	1,052	—	29	—	97	897	1,004	—	1,149	897	1,033	—	3,079	(1,145)	10/8/2010	1990	(6)
Memphis - Cordova	Memphis, TN	(4)	736	1,937	34	—	57	803	1,081	—	793	2,740	1,115	—	4,648	(1,783)	10/8/2010	1996	26
Memphis - Mt. Moriah	Memphis, TN	(4)	827	1,670	45	—	163	1,247	1,230	—	990	2,917	1,275	—	5,182	(1,775)	10/8/2010	1999	39
Memphis - Germantown	Memphis, TN	(4)	1,445	4,416	60	—	113	751	1,355	—	1,558	5,167	1,415	—	8,140	(2,720)	10/8/2010	1999	39
Memphis - Germantown West	Memphis, TN	(4)	849	3,071	42	—	66	643	1,058	—	915	3,714	1,100	—	5,729	(2,007)	10/8/2010	1999	39
Memphis - Wolfchase Galleria	Memphis, TN	(4)	1,137	5,177	75	—	101	713	1,420	—	1,238	5,890	1,495	—	8,623	(2,736)	10/8/2010	1999	41
Nashville - Airport	Nashville, TN	(4)	1,033	3,649	42	—	121	887	1,104	—	1,154	4,536	1,146	—	6,836	(2,336)	10/8/2010	1997	32
Nashville - Airport - Elm Hill Pike	Nashville, TN	(4)	812	1,543	33	—	293	694	896	—	1,105	2,237	929	—	4,271	(1,709)	10/8/2010	1993	23
Nashville - Airport - Music City	Nashville, TN	(4)	2,779	2,379	56	—	120	893	1,516	—	2,899	3,272	1,572	—	7,743	(2,219)	10/8/2010	1997	32
Nashville - Vanderbilt	Nashville, TN	(4)	1,918	9,993	78	—	192	2,144	2,148	—	2,110	12,137	2,226	—	16,473	(4,092)	10/8/2010	2002	42
Austin - Round Rock - South	Austin, TX	(4)	676	3,755	96	—	61	725	1,005	—	737	4,480	1,101	—	6,318	(2,275)	10/8/2010	2003	43
Austin - Arboretum - Capital of Texas Hwy.	Austin, TX	(4)	734	4,455	43	—	91	885	892	—	825	5,340	935	—	7,100	(2,446)	10/8/2010	1999	39
Austin - Arboretum - North	Austin, TX	(4)	1,080	5,322	56	—	127	986	1,629	—	1,207	6,308	1,685	—	9,200	(3,226)	10/8/2010	1998	40
Austin - Arboretum - South	Austin, TX	(4)	1,059	2,857	44	—	106	1,172	1,578	—	1,165	4,029	1,622	—	6,816	(2,794)	10/8/2010	1995	30
Austin - Downtown - Town Lake	Austin, TX	(4)	3,043	11,933	58	—	121	1,261	1,772	—	3,164	13,194	1,830	—	18,188	(5,084)	10/8/2010	1998	38
Austin - Metro	Austin, TX	(4)	677	1,768	53	—	68	462	1,060	—	745	2,230	1,113	—	4,088	(1,476)	10/8/2010	1998	41
Austin - North Central	Austin, TX	(4)	1,711	—	58	—	81	1,693	1,752	—	1,792	1,693	1,810	—	5,295	(1,968)	10/8/2010	1998	(6)
Austin - Northwest - Lakeline Mall	Austin, TX	(4)	601	2,842	75	—	143	534	1,186	—	744	3,376	1,261	—	5,381	(1,984)	10/8/2010	2002	42
Austin - Northwest - Research Park	Austin, TX	(4)	1,028	5,422	59	—	171	1,698	1,726	—	1,199	7,120	1,785	—	10,104	(3,596)	10/8/2010	1998	41
Austin - Round Rock - North	Austin, TX	(4)	604	3,676	50	—	167	1,055	1,277	—	771	4,731	1,327	—	6,829	(2,739)	10/8/2010	1998	28
Austin - Southwest	Austin, TX	(4)	4,628	3,811	84	—	74	874	1,129	—	4,702	4,685	1,213	—	10,600	(2,295)	10/8/2010	2002	42
Dallas - Bedford	Bedford, TX	(4)	540	2,600	53	—	115	634	1,087	—	655	3,234	1,140	—	5,029	(1,683)	10/8/2010	1998	41
Dallas - Coit Road	Dallas, TX	(4)	555	1,430	42	—	144	1,082	1,353	—	699	2,512	1,395	—	4,606	(1,924)	10/8/2010	1994	29
Dallas - Frankford Road	Dallas, TX	(4)	891	1,301	131	—	101	1,975	1,658	—	992	3,276	1,789	—	6,057	(2,618)	10/8/2010	2002	42
Dallas - Market Center	Dallas, TX	(4)	748	4,625	71	—	138	808	1,229	—	886	5,433	1,300	—	7,619	(2,325)	10/8/2010	1997	39
Dallas - Farmers Branch	Farmers Branch, TX	(4)	511	1,451	38	—	71	575	1,111	—	582	2,026	1,149	—	3,757	(1,534)	10/8/2010	1998	28
Houston - Galleria - Uptown	Houston, TX	(4)	890	9,696	66	—	61	1,278	1,461	—	951	10,974	1,527	—	13,452	(4,328)	10/8/2010	1998	38

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2019 (continued)
(dollars in thousands)

							Cost Capitalized Subsequent to				Gross Amount Carried at Close of								Depreciable Lives (Years) (3)

			Initial Cost				Acquisition (1)				Period December 31, 2019
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Houston - Galleria - Westheimer	Houston, TX	(4)	729	9,020	45	—	66	847	1,083	—	795	9,867	1,128	—	11,790	(3,691)	10/8/2010	1999	39
Houston - Greenspoint	Houston, TX	(4)	381	840	39	—	163	708	1,197	—	544	1,548	1,236	—	3,328	(1,768)	10/8/2010	1998	28
Houston - Med. Ctr. - Greenway Plaza	Houston, TX	(4)	603	8,266	46	—	136	1,077	1,258	—	739	9,343	1,304	—	11,386	(3,635)	10/8/2010	1998	38
Houston - Katy Frwy - Beltway 8	Houston, TX	(4)	304	2,701	44	—	76	754	1,105	—	380	3,455	1,149	—	4,984	(2,124)	10/8/2010	1999	39
Houston - Med. Ctr. - NRG Park - Braeswood Blvd.	Houston, TX	(4)	998	10,111	122	—	144	2,056	1,896	—	1,142	12,167	2,018	—	15,327	(4,868)	10/8/2010	1997	38
Houston - Med. Ctr. - NRG Park - Fannin St.	Houston, TX	(4)	1,311	7,833	53	—	168	1,641	1,758	—	1,479	9,474	1,811	—	12,764	(4,745)	10/8/2010	1995	30
Houston - Med. Ctr. - NRG Park - Kirby	Houston, TX	(4)	544	5,470	60	—	123	772	1,150	—	667	6,242	1,210	—	8,119	(2,521)	10/8/2010	1997	39
Houston - NASA - Johnson Space Center	Houston, TX	(4)	535	4,068	44	—	135	1,317	1,201	—	670	5,385	1,245	—	7,300	(2,470)	10/8/2010	1998	38
Houston - Sugar Land	Houston, TX	(4)	1,882	5,904	549	—	10	1,204	1,129	—	1,892	7,108	1,678	—	10,678	(3,033)	12/31/2013	1998	40
Houston - Willowbrook - HWY 249	Houston, TX	(4)	329	3,432	38	—	68	1,163	1,104	—	397	4,595	1,142	—	6,134	(2,183)	10/8/2010	1998	38
Dallas - DFW Airport N.	Irving, TX	(4)	698	1,510	130	—	111	1,139	1,499	—	809	2,649	1,629	—	5,087	(2,030)	10/8/2010	2003	43
Dallas - Las Colinas - Carnaby St.	Irving, TX	(4)	1,220	3,061	51	—	160	1,426	1,289	—	1,380	4,487	1,340	—	7,207	(2,100)	10/8/2010	1996	31
Dallas - Las Colinas - Green Park Dr.	Irving, TX	(4)	875	2,338	98	—	104	1,251	1,251	—	979	3,589	1,349	—	5,917	(2,199)	10/8/2010	1998	43
Dallas - Las Colinas - Meadow Creek Dr.	Las Colinas, TX	(4)	844	3,605	84	—	137	487	1,405	—	981	4,092	1,489	—	6,562	(2,213)	10/8/2010	1998	40
Dallas - Lewisville	Lewisville, TX	(4)	564	1,020	38	—	83	1,018	1,020	—	647	2,038	1,058	—	3,743	(1,457)	10/8/2010	1998	38
Dallas - Plano	Plano, TX	(4)	735	4,386	90	—	102	1,470	1,666	—	837	5,856	1,756	—	8,449	(3,063)	10/8/2010	1999	41
Dallas - Richardson	Richardson, TX	(4)	1,014	5,535	144	—	144	1,170	2,231	—	1,158	6,705	2,375	—	10,238	(3,657)	10/8/2010	2002	42
San Antonio - Airport	San Antonio, TX	(4)	1,443	4,710	53	—	75	1,463	1,481	—	1,518	6,173	1,534	—	9,225	(2,842)	10/8/2010	1995	30
San Antonio - Colonnade	San Antonio, TX	(4)	865	5,060	52	—	110	665	1,068	—	975	5,725	1,120	—	7,820	(2,384)	10/8/2010	1998	40
Houston - The Woodlands	Spring, TX	(4)	455	5,700	55	—	85	1,098	1,245	—	540	6,798	1,300	—	8,638	(3,722)	10/8/2010	1998	26
Houston - Stafford	Stafford, TX	(4)	389	1,774	35	—	119	854	1,075	—	508	2,628	1,110	—	4,246	(1,585)	10/8/2010	1997	34
Houston - NASA - Bay Area Blvd.	Webster, TX	(4)	516	5,301	45	—	102	880	1,105	—	618	6,181	1,150	—	7,949	(2,512)	10/8/2010	1997	40
Salt Lake City - Union Park	Midvale, UT	(4)	1,236	4,122	47	—	130	914	1,384	—	1,366	5,036	1,431	—	7,833	(2,740)	10/8/2010	1997	37
Salt Lake City - Sugar House	Salt Lake City, UT	(4)	2,166	7,029	39	—	194	981	1,248	—	2,360	8,010	1,287	—	11,657	(3,535)	10/8/2010	1998	33
Salt Lake City - Sandy	Sandy, UT	(4)	977	3,949	45	—	163	929	1,228	—	1,140	4,878	1,273	—	7,291	(2,470)	10/8/2010	1998	38
Salt Lake City - West Valley Center	West Valley, UT	(4)	1,183	3,592	43	—	142	655	1,180	—	1,325	4,247	1,223	—	6,795	(2,370)	10/8/2010	1997	37
Washington, D.C. - Alexandria - Landmark	Alexandria, VA	(4)	3,627	10,696	44	—	106	625	2,264	—	3,733	11,321	2,308	—	17,362	(4,085)	10/8/2010	1999	39
Washington, DC - Alexandria - Eisenhower Ave.	Alexandria, VA	(4)	5,147	14,424	60	—	75	1,229	1,908	—	5,222	15,653	1,968	—	22,843	(5,387)	10/8/2010	1999	39
Washington, D.C. - Centreville - Manassas	Centreville, VA	(4)	1,542	4,922	105	—	71	762	1,235	—	1,613	5,684	1,340	—	8,637	(1,821)	10/8/2010	2004	44
Washington, D.C. - Chantilly	Chantilly, VA	(4)	2,655	3,015	511	—	198	1,235	833	—	2,853	4,250	1,344	—	8,447	(2,852)	12/13/2012	1998	22
Washington, D.C. - Chantilly - Airport	Chantilly, VA	(4)	1,402	3,390	40	—	7	699	941	—	1,409	4,089	981	—	6,479	(2,192)	10/8/2010	1998	38
Washington, D.C. - Chantilly - Dulles South	Chantilly, VA	(4)	1,166	5,159	46	—	137	624	921	—	1,303	5,783	967	—	8,053	(2,416)	10/8/2010	2000	40
Chesapeake - Churchland Blvd.	Chesapeake, VA	(4)	647	2,762	57	—	46	488	1,036	—	693	3,250	1,093	—	5,036	(1,651)	10/8/2010	2001	42
Chesapeake - Crossways Blvd.	Chesapeake, VA	(4)	1,171	4,773	47	—	157	864	1,309	—	1,328	5,637	1,356	—	8,321	(2,962)	10/8/2010	1996	32
Chesapeake - Greenbrier Circle	Chesapeake, VA	(4)	807	5,349	109	—	77	537	980	—	884	5,886	1,089	—	7,859	(2,403)	10/8/2010	2005	44
Washington, D.C. - Fairfax	Fairfax, VA	(4)	1,799	3,734	49	—	136	889	1,030	—	1,935	4,623	1,079	—	7,637	(2,416)	10/8/2010	1999	39
Washington, D.C. - Fairfax - Fair Oaks Mall	Fairfax, VA	(4)	936	5,713	61	—	61	606	981	—	997	6,319	1,042	—	8,358	(2,533)	10/8/2010	2000	40
Washington, D.C. - Fairfax - Fair Oaks	Fairfax, VA	(4)	4,167	4,053	693	—	242	965	724	—	4,409	5,018	1,417	—	10,844	(3,351)	12/13/2012	1998	26
Washington, D.C. - Falls Church - Merrifield	Fairfax, VA	(4)	4,389	6,653	910	—	263	989	898	—	4,652	7,642	1,808	—	14,102	(3,548)	12/13/2012	1998	33
Richmond - Innsbrook	Glen Allen, VA	(4)	1,069	1,991	45	—	92	635	1,176	—	1,161	2,626	1,221	—	5,008	(1,861)	10/8/2010	1997	27
Richmond - West End - I-64	Glen Allen, VA	(4)	1,999	2,496	501	—	92	755	875	—	2,091	3,251	1,376	—	6,718	(2,556)	12/13/2012	1997	19
Hampton - Coliseum	Hampton, VA	(4)	1,049	2,120	97	—	82	610	1,122	—	1,131	2,730	1,219	—	5,080	(1,876)	10/8/2010	2003	43

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2019 (continued)
(dollars in thousands)

							Cost Capitalized Subsequent to				Gross Amount Carried at Close of								Depreciable Lives (Years) (3)

			Initial Cost				Acquisition (1)				Period December 31, 2019
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Washington, D.C. - Herndon - Dulles	Herndon, VA	(4)	1,159	5,808	150	—	58	343	973	—	1,217	6,151	1,123	—	8,491	(2,519)	10/8/2010	2005	45
Lynchburg - University Blvd.	Lynchburg, VA	(4)	1,259	4,899	94	—	103	432	1,071	—	1,362	5,331	1,165	—	7,858	(2,438)	10/8/2010	2003	43
Newport News - I-64 - Jefferson Avenue	Newport News, VA	(4)	982	2,655	34	—	93	614	980	—	1,075	3,269	1,014	—	5,358	(1,900)	10/8/2010	1997	27
Newport News - Oyster Point	Newport News, VA	(4)	688	2,950	44	—	66	861	1,290	—	754	3,811	1,334	—	5,899	(2,058)	10/8/2010	1996	32
Washington, D.C. - Reston	Reston, VA	(4)	5,766	7,250	795	—	192	1,076	1,139	—	5,958	8,326	1,934	—	16,218	(3,631)	12/13/2012	1998	34
North Chesterfield - Arboretum	Richmond, VA	(4)	1,368	3,745	45	—	51	739	1,393	—	1,419	4,484	1,438	—	7,341	(2,250)	10/8/2010	1998	38
Richmond - W. Broad Street - Glenside - North	Richmond, VA	(4)	1,008	4,037	55	—	66	504	1,076	—	1,074	4,541	1,131	—	6,746	(1,867)	10/8/2010	1999	40
Richmond - W. Broad Street - Glenside - South	Richmond, VA	(4)	660	1,677	39	—	94	1,632	1,071	—	754	3,309	1,110	—	5,173	(1,856)	10/8/2010	1997	32
Roanoke - Airport	Roanoke, VA	(4)	844	1,949	35	—	49	661	906	—	893	2,610	941	—	4,444	(1,436)	10/8/2010	1998	34
Washington, D.C. - Springfield	Springfield, VA	(4)	3,417	15,207	134	—	88	959	1,491	—	3,505	16,166	1,625	—	21,296	(4,768)	10/8/2010	2004	44
Washington, D.C. - Sterling	Sterling, VA	(4)	1,375	5,167	39	—	97	636	967	—	1,472	5,803	1,006	—	8,281	(2,495)	10/8/2010	1998	38
Washington, DC - Sterling - Dulles	Sterling, VA	(4)	4,709	2,618	707	—	254	1,098	830	—	4,963	3,716	1,537	—	10,216	(2,897)	12/13/2012	1998	23
Washington, D.C. - Tysons Corner	Vienna, VA	(4)	3,716	12,425	49	—	85	1,174	1,775	—	3,801	13,599	1,824	—	19,224	(4,747)	10/8/2010	1999	39
Virginia Beach - Independence Blvd.	Virginia Beach, VA	(4)	1,769	6,115	43	—	161	1,064	1,286	—	1,930	7,179	1,329	—	10,438	(3,256)	10/8/2010	1996	31
Seattle - Bellevue - Downtown	Bellevue, WA	(4)	3,672	9,062	55	—	86	2,664	2,326	—	3,758	11,726	2,381	—	17,865	(3,231)	10/8/2010	1998	38
Seattle - Bellevue - Factoria	Bellevue, WA	(4)	2,697	8,912	55	—	91	1,440	2,306	—	2,788	10,352	2,361	—	15,501	(4,752)	10/8/2010	1997	32
Seattle - Redmond	Bellevue, WA	(4)	6,206	16,067	71	—	112	2,329	2,676	—	6,318	18,396	2,747	—	27,461	(5,752)	10/8/2010	1998	33
Seattle - Bothell - West	Bothell, WA	(4)	1,236	5,978	64	—	64	574	894	—	1,300	6,552	958	—	8,810	(2,437)	10/8/2010	2001	41
Seattle - Bothell - Canyon Park	Bothell, WA	(4)	2,266	7,932	57	—	100	1,091	1,260	—	2,366	9,023	1,317	—	12,706	(3,611)	10/8/2010	1998	39
Seattle - Everett - North	Everett, WA	(4)	1,175	6,615	38	—	199	724	1,247	—	1,374	7,339	1,285	—	9,998	(2,824)	10/8/2010	1997	37
Seattle - Everett - Silverlake	Everett, WA	(4)	4,008	9,000	54	—	92	796	1,284	—	4,100	9,796	1,338	—	15,234	(3,582)	10/8/2010	1999	40
Seattle - Federal Way	Federal Way, WA	(4)	761	4,918	38	—	194	761	1,040	—	955	5,679	1,078	—	7,712	(2,421)	10/8/2010	1999	39
Tacoma - Fife	Fife, WA	(4)	814	4,397	38	—	81	779	1,054	—	895	5,176	1,092	—	7,163	(2,486)	10/8/2010	1997	37
Seattle - Kent	Kent, WA	(4)	923	3,724	43	—	95	1,097	1,365	—	1,018	4,821	1,408	—	7,247	(2,510)	10/8/2010	1998	38
Seattle - Lynnwood	Lynnwood, WA	(4)	1,829	5,408	41	—	85	878	1,122	—	1,914	6,286	1,163	—	9,363	(2,743)	10/8/2010	1998	38
Seattle - Mukilteo	Mukilteo, WA	(4)	1,894	8,893	84	—	93	550	817	—	1,987	9,443	901	—	12,331	(3,143)	10/8/2010	2002	42
Seattle - Renton	Renton, WA	(4)	1,714	5,924	62	—	130	952	1,695	—	1,844	6,876	1,757	—	10,477	(3,413)	10/8/2010	1998	39
Seattle - Northgate	Seattle, WA	(4)	1,214	8,655	86	—	87	924	1,831	—	1,301	9,579	1,917	—	12,797	(3,383)	10/8/2010	2002	42
Tacoma - South	Tacoma, WA	(4)	1,162	6,871	40	—	146	732	1,117	—	1,308	7,603	1,157	—	10,068	(3,011)	10/8/2010	1998	40
Seattle - Southcenter	Tukwila, WA	(4)	1,005	4,129	35	—	76	1,859	1,240	—	1,081	5,988	1,275	—	8,344	(2,797)	10/8/2010	1998	33
Seattle - Tukwila	Tukwila, WA	(4)	1,056	4,724	38	—	73	744	987	—	1,129	5,468	1,025	—	7,622	(2,562)	10/8/2010	1997	32
Olympia - Tumwater	Tumwater, WA	(4)	1,428	5,495	70	—	109	605	1,101	—	1,537	6,100	1,171	—	8,808	(2,570)	10/8/2010	2001	41
Portland - Vancouver	Vancouver, WA	(4)	1,122	5,671	42	—	163	786	1,202	—	1,285	6,457	1,244	—	8,986	(2,814)	10/8/2010	1997	37
Appleton - Fox Cities	Appleton, WI	(4)	1,129	3,042	39	—	150	569	995	—	1,279	3,611	1,034	—	5,924	(1,851)	10/8/2010	1997	37
Milwaukee - Brookfield	Brookfield, WI	(4)	2,579	5,647	49	—	58	1,107	1,350	—	2,637	6,754	1,399	—	10,790	(2,970)	10/8/2010	1998	38

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2019 (continued)
(dollars in thousands)

							Cost Capitalized Subsequent to				Gross Amount Carried at Close of								Depreciable Lives (Years) (3)

			Initial Cost				Acquisition (1)				Period December 31, 2019
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction
Madison - Junction Court	Madison, WI	(4)	1,197	2,790	39	—	77	655	944	—	1,274	3,445	983	—	5,702	(1,759)	10/8/2010	1998	38
Madison - Old Sauk Rd.	Madison, WI	(4)	1,332	2,506	46	—	149	531	924	—	1,481	3,037	970	—	5,488	(1,664)	10/8/2010	1998	39
Milwaukee - Waukesha	Waukesha, WI	(4)	1,311	3,215	44	—	115	895	1,081	—	1,426	4,110	1,125	—	6,661	(2,052)	10/8/2010	1997	37
Milwaukee - Wauwatosa	Wauwatosa, WI	(4)	1,732	5,151	44	—	104	707	1,323	—	1,836	5,858	1,367	—	9,061	(2,628)	10/8/2010	1997	41
Land Available for Development	Bloomington, MN	(4)	1,821	—	—	—	(146)	—	—	—	1,675	—	—	—	1,675	—	10/8/2010
Development in Process		(8)	—	—	—	—	—	—	—	70,864	—	—	—	70,864	70,864	—	various

ESH Hospitality, Inc. and Subsidiaries, Investment In Real Estate			$1,154,368	$2,314,304	$45,249	$—	$77,905	$509,757	$706,168	$70,864	$1,232,273	$2,824,061	$751,417	$70,864	$4,878,615	$(1,372,595)

Impairment charges (5)	Various		—	—	—		(2,367)	(34,399)	(6,272)		(2,367)	(34,399)	(6,272)	—	(43,038)	18,823
Management Business	Charlotte, NC		—	—	—		—	2,917	29,005		—	2,917	29,005		31,922	(20,178)	9/1/2011

Extended Stay America, Inc. and Subsidiaries, Investment in Real Estate			$1,154,368	$2,314,304	$45,249	$—	$75,538	$478,275	$728,901	$70,864	$1,229,906	$2,792,579	$774,150	$70,864	$4,867,499	$(1,373,950)

(1)Costs capitalized subsequent to acquisition are presented net of disposals and impairment charges.
(2)The aggregate cost for federal income tax purposes as of December 31, 2019 for Extended Stay America, Inc. and ESH Hospitality, Inc. was $4,887,753 and $4,862,139, respectively.
(3)Depreciable lives are based on the largest asset — hotel building(s); however, a portion of the real estate at each hotel property consists of items with useful lives less than those of the building(s).
(4)Each of these properties serve as collateral for the ESH REIT Credit Facilities.
(5)These amounts represent cumulative impairment charges recognized by Extended Stay America, Inc. subsidiaries.
(6)The majority of the depreciable real estate at this property consists of furniture, fixtures and equipment, which have estimated useful lives that range between 2 and 10 years.
(7)Land is subject to ground lease.
(8)Includes 15 sites in various stages of development or construction, one of which is subject to ground lease.

Extended Stay America, Inc. and Subsidiaries and
ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation
(in thousands)
A summary of activity of investment in real estate and accumulated depreciation is as follows:
The Company’s changes in investment in real estate for the years ended December 31, 2019, 2018 and 2017 were as follows:

	December 31, 2019	December 31, 2018	December 31, 2017
Balance, beginning of the period	$4,671,737	$4,895,933	$4,878,973
Additions during period:
Capital Expenditures	251,158	196,545	166,378
Acquisitions	10,136	12,729	—
Deductions during period:
Dispositions and other	62,853	389,870	124,249
Impairment	2,679	43,600	25,169
Balance, end of period	$4,867,499	$4,671,737	$4,895,933
The Company’s changes in accumulated depreciation for the years ended December 31, 2019, 2018 and 2017 were as follows:

	December 31, 2019	December 31, 2018	December 31, 2017
Balance, beginning of the period	$1,218,105	$1,142,799	$973,669
Additions during period:
Depreciation	195,342	207,953	227,876
Deductions during period:
Dispositions and other	39,497	132,647	58,746
Balance, end of period	$1,373,950	$1,218,105	$1,142,799
ESH REIT’s changes in investment in real estate for the years ended December 31, 2019, 2018 and 2017 were as follows:

	December 31, 2019	December 31, 2018	December 31, 2017
Balance, beginning of the period	$4,683,544	$4,918,804	$4,874,018
Additions during period:
Capital Expenditures	244,747	191,099	163,797
Acquisitions	10,136	12,733	—
Deductions during period:
Dispositions and other	59,812	439,092	103,965
Impairment	—	—	15,046
Balance, end of period	$4,878,615	$4,683,544	$4,918,804
ESH REIT’s changes in accumulated depreciation for the years ended December 31, 2019, 2018 and 2017 were as follows:

	December 31, 2019	December 31, 2018	December 31, 2017
Balance, beginning of the period	$1,215,899	$1,143,164	$959,449
Additions during period:
Depreciation	193,081	207,278	225,484
Deductions during period:
Dispositions and other	36,385	134,543	41,769
Balance, end of period	$1,372,595	$1,215,899	$1,143,164

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Controls and Procedures (Extended Stay America, Inc.)
Disclosure Controls and Procedures
As of December 31, 2019, Extended Stay America, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of Extended Stay America, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of Extended Stay America, Inc. concluded that the disclosure controls and procedures of Extended Stay America, Inc. were effective to ensure that information required to be disclosed in the reports that Extended Stay America, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of Extended Stay America, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in Extended Stay America, Inc.’s internal control over financial reporting that occurred during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, Extended Stay America, Inc.’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting
The management of Extended Stay America, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The management of Extended Stay America, Inc., under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of its internal control over financial reporting for Extended Stay America, Inc. as of December 31, 2019. The assessment was performed using the criteria for effective internal control reflected in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on the assessment of the system of internal control for Extended Stay America, Inc., management of Extended Stay America, Inc. determined that as of December 31, 2019, internal control over financial reporting of Extended Stay America, Inc. was effective.
Deloitte & Touche LLP, the independent registered public accounting firm that has audited the consolidated financial statements of Extended Stay America, Inc. included in this combined annual report on Form 10-K, has issued an attestation report on Extended Stay America, Inc.’s internal control over financial reporting as of December 31, 2019. The report appears in this Item 9A of this combined annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Extended Stay America, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Extended Stay America, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 26, 2020, expressed an unqualified opinion on those financial statements.

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
February 26, 2020

Controls and Procedures (ESH Hospitality, Inc.)
Disclosure Controls and Procedures
As of December 31, 2019, ESH Hospitality, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of ESH Hospitality, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of ESH Hospitality, Inc. concluded that the disclosure controls and procedures of ESH Hospitality, Inc. were effective to ensure that information required to be disclosed in the reports that ESH Hospitality, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of ESH Hospitality, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in ESH Hospitality, Inc.’s internal control over financial reporting that occurred during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, ESH Hospitality, Inc.’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The management of ESH Hospitality, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The management of ESH Hospitality, Inc., under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of its internal control over financial reporting for ESH Hospitality, Inc. as of December 31, 2019. The assessment was performed using the criteria for effective internal control reflected in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on the assessment of the system of internal control for ESH Hospitality, Inc., management of ESH Hospitality, Inc. determined that as of December 31, 2019, internal control over financial reporting of ESH Hospitality, Inc. was effective.
Deloitte & Touche LLP, the independent registered public accounting firm that has audited the consolidated financial statements of ESH Hospitality, Inc. included in this combined annual report on Form 10-K, has issued an attestation report on ESH Hospitality, Inc.’s internal control over financial reporting as of December 31, 2019. The report appears in this Item 9A of this combined annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of ESH Hospitality, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ESH Hospitality, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 26, 2020, expressed an unqualified opinion on those financial statements.

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
February 26, 2020

Item 9B. Other Information
None.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The information regarding our directors and nominees for director required by Item 401 of Regulation S-K will be included under the headings “Proposal 1—Election of Directors” in the Proxy Statements for each of the Corporation and ESH REIT, each to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019, prepared for the solicitation of proxies in connection with our Annual Meetings of Shareholders to be held May 28, 2020 (“Proxy Statements”), which information is incorporated by reference herein.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2019 with respect to the Paired Shares that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	1,183,682	(1)	—	4,616,851	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	1,183,682	(1)	—	4,616,851	(2)
________________________

(1)Includes 1,152,700 Paired Shares underlying restricted stock unit awards made under the amended and restated Extended Stay America, Inc. Long-Term Incentive Plan, assuming, as applicable, 100% vesting based on achievement of certain market-based conditions, and 30,982 Paired Shares underlying restricted stock unit awards made under the amended and restated ESH Hospitality, Inc. Long-Term Incentive Plan.
(2)Represents the aggregate number of securities available for future issuance under both the amended and restated Extended Stay America, Inc. Long-Term Incentive Plan and the amended and restated ESH Hospitality, Inc. Long-Term Incentive Plan.

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

PART IV
Item 15.  Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
See “Item 8—Financial Statements and Supplementary Data.”
(a)(2) Financial Statement Schedules
See “Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2019” included in Item 8 of this combined annual report on Form 10-K.
All other schedules have been omitted because they are not required under the relevant instructions or because the required information is included in the consolidated financial statements or the related footnotes contained in this combined annual report.
(a)(3) List of Exhibits

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

4.6
Indenture, dated September 18, 2019, by and among ESH Hospitality, Inc., certain subsidiaries of ESH Hospitality, Inc. and Deutsche Bank Trust Company Americas (filed as Exhibit 4.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed September 20, 2019, and incorporated herein by reference).

Exhibit Number	Description

4.7	Form of 4.625% Senior Notes due 2027 (included as part of Exhibit 4.6 above).

4.8*	Description of Securities Registered under Section 12 of the Exchange Act.

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

10.22†
Form of Amended and Restated Extended Stay America, Inc. Long-Term Incentive Plan Restricted Stock Unit Agreement (Time-Vesting & TSR Performance- Vesting) for Directors (filed as Exhibit 10.1 to the Registrants' Current Report on Form 8-K (File No. 001-36190) filed March 1, 2018, and incorporated by reference herein.)

10.23†
Extended Stay America, Inc. Annual Incentive Plan (filed as Annex B to Extended Stay America, Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 001-36190) filed April 21, 2015, and incorporated herein by reference).

10.24†
ESA Management, LLC Deferred Compensation Plan, effective June 9, 2016 (filed as Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q (File No. 001-36190) filed July 28, 2016, and incorporated herein by reference).

10.25†
Letter Agreement by and between Extended Stay America, Inc. and Jonathan S. Halkyard dated December 18, 2017 (filed as Exhibit 10.2 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed December 18, 2017, and incorporated herein by reference).

10.25.1†
Letter Agreement between Extended Stay America, Inc., ESH Hospitality, Inc. and Jonathan Halkyard dated as of November 21, 2019 (filed as Exhibit 10.1 to the Registrants' Current Report on Form 8-K (File No. 001-36190) filed November 22, 2019, and incorporated herein by reference).

10.26†
Letter Agreement by and between Extended Stay America, Inc. and Brian T. Nicholson, dated April 26, 2018 (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed April 27, 2018, and incorporated herein by reference).

10.27
Credit Agreement, dated as of August 30, 2016, by and among Extended Stay America, Inc., as Borrower, the lenders from time to time party thereto and Deutsche Bank AG New York Branch, as Administrative Agent (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 01-36190) filed September 1, 2016, and incorporated by reference herein).

10.27.1
First Amendment to Credit Agreement, dated September 18, 2019, among Extended Stay America, Inc., certain wholly-owned subsidiaries of Extended Stay America, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent (filed as Exhibit 10.2 to the Registrants' Current Report on Form 8-K (File No. 001-36190) filed September 20, 2019, and incorporated herein by reference).

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

10.28.1
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

10.28.2
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

10.28.3
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

10.28.4
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

Exhibit Number	Description

10.29
Credit Agreement, dated as of August 30, 2016, by and among ESH Hospitality, Inc., as Borrower, the guarantors party thereto from time to time and Extended Stay America, Inc., as Lender (filed as Exhibit 10.3 to the Registrants’ Current Report on Form 8-K (File No. 01-36190) filed September 1, 2016, and incorporated by reference herein).

10.29.1
First Amendment to Credit Agreement, dated September 18, 2019, among ESH Hospitality, Inc., certain wholly-owned subsidiaries of ESH Hospitality, Inc. and Extended Stay America, Inc., as the lender (filed as Exhibit 10.3 to the Registrants' Current Report on Form 8-K (Filed No. 001-36190) filed September 20, 2019, and incorporated herein by reference).

10.30†
Separation Agreement between Extended Stay America, Inc. and M. Thomas Buoy, dated as of August 9, 2019 (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed August 9, 2019, and incorporated herein by reference).

10.31†
Offer Letter between Extended Stay America, Inc., ESH Hospitality, Inc. and Bruce N. Haase effective as of November 22, 2019 (filed as Exhibit 10.2 to the Registrants’ Current Report on Form 8-K (File No. 01-36190) filed November 22, 2019, and incorporated by reference herein).

10.32†*	Offer Letter between Extended Stay America, Inc. and Randy Fox, effective as of November 22, 2019.

10.33†*	Offer Letter between Extended Stay America, Inc. and Kelly Poling, effective as of January 13, 2020.

21.1*	List of Subsidiaries of Extended Stay America, Inc.

23.1*	Consent of Deloitte & Touche LLP.

23.2*	Consent of Deloitte & Touche LLP.

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

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interact Data File (embedded within the Inline XBRL document).
* Filed herewith.
† Management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXTENDED STAY AMERICA, INC.

By:	/s/ BRUCE N. HAASE
Bruce N. Haase
Chief Executive Officer
Date: February 26, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE N. HAASE	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2020
Bruce N. Haase

/s/ BRIAN NICHOLSON	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2020
Brian Nicholson

/s/ DOUGLAS G. GEOGA	Director	February 26, 2020
Douglas G. Geoga

/s/ KAPILA K. ANAND	Director	February 26, 2020
Kapila K. Anand

/s/ JODIE W. MCLEAN	Director	February 26, 2020
Jodie W. McLean

/s/ THOMAS F. O’TOOLE	Director	February 26, 2020
Thomas F. O’Toole

/s/ RICHARD F. WALLMAN	Director	February 26, 2020
Richard F. Wallman

/s/ ELLEN KESZLER	Director	February 26, 2020
Ellen Keszler

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESH HOSPITALITY, INC.

By:	/s/ BRUCE N. HAASE
Bruce N. Haase
Chief Executive Officer
Date: February 26, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE N. HAASE	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2020
Bruce N. Haase

/s/ BRIAN NICHOLSON	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2020
Brian Nicholson

/S/ DOUGLAS G. GEOGA	Director	February 26, 2020
Douglas G. Geoga

/s/ KAPILA K. ANAND	Director	February 26, 2020
Kapila K. Anand

/s/ NEIL BROWN	Director	February 26, 2020
Neil Brown

/s/ STEVEN KENT	Director	February 26, 2020
Steven Kent

/s/ LISA PALMER	Director	February 26, 2020
Lisa Palmer