Form 10-Q
period 2020-03-31
Extended Stay America, Inc.; ESH Hospitality, Inc.
filed 2020-05-06
CIK 1581164, 1507563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
177,482,082 shares of common stock, par value $0.01 per share, of Extended Stay America, Inc., which are attached to and traded together with 177,482,082 shares of Class B common stock, par value $0.01 per share, of ESH Hospitality, Inc., and 250,493,583 shares of Class A common stock, par value $0.01 per share, of ESH Hospitality, Inc., were all outstanding as of May 1, 2020.

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
This combined quarterly report on Form 10-Q presents the following sections or portions of sections separately for each of the Company, on a consolidated basis, and ESH REIT, where applicable:

•Part I Item 1 – Unaudited Financial Statements
•Part I Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part I Item 3 – Quantitative and Qualitative Disclosures About Market Risk
•Part I Item 4 – Controls and Procedures
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This combined quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical facts included in this combined quarterly report on Form 10-Q may be forward-looking, including statements regarding, among other things, our ability to meet our debt service obligations, future capital expenditures (including future acquisitions and hotel renovation programs), our distribution policies, our development, growth and franchise opportunities, anticipated benefits or use of proceeds from dispositions, our plans, objectives, goals, beliefs, business strategies, business conditions, results of operations, financial position and business outlook, business trends and future events, as well as the COVID-19 pandemic, its effects on the foregoing, government actions taken in response to the COVID-19 pandemic and actions that we have or plan to take in response to the pandemic and such effects.
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
As disclosed in our combined annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2020 (the “2019 Form 10-K”) and in other filings with the SEC, including this quarterly report on Form 10-Q, there are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this combined quarterly report on Form 10-Q. You should evaluate all forward-looking statements made in this combined quarterly report on Form 10-Q in the context of these risks and uncertainties.
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

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2020 AND DECEMBER 31, 2019
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $1,414,471 and $1,373,950	$3,492,821	$3,493,549
RESTRICTED CASH	14,878	14,858
CASH AND CASH EQUIVALENTS	710,131	346,812
INTANGIBLE ASSETS - Net of accumulated amortization of $13,774 and $13,133	33,551	34,183
GOODWILL	45,192	45,192
ACCOUNTS RECEIVABLE - Net of allowance for doubtful accounts of $1,941 and $2,749	15,427	14,020
DEFERRED TAX ASSETS	19,585	16,157
OTHER ASSETS	61,420	65,825
TOTAL ASSETS	$4,393,005	$4,030,596
LIABILITIES AND EQUITY
LIABILITIES:
Term loan facility payable - Net of unamortized deferred financing costs and debt discount of $10,584 and $10,993	$617,170	$618,338
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $34,233 and $35,702	2,015,767	2,014,298
Revolving credit facilities	399,765	—
Mandatorily redeemable preferred stock - $0.01 par value, $1,000 redemption value, 8.0%, 350,000,000 shares authorized, 7,130,000 shares issued and outstanding	7,130	7,130
Finance lease liabilities	3,707	3,379
Accounts payable and accrued liabilities	238,582	211,181
Total liabilities	3,282,121	2,854,326
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY:
Common stock - $0.01 par value, 3,500,000,000 shares authorized, 177,466,325 and 179,483,397 shares issued and outstanding	1,775	1,795
Additional paid in capital	723,285	742,397
Accumulated deficit	(63,394)	(48,283)
Accumulated other comprehensive (loss) income	(512)	383
Total Extended Stay America, Inc. shareholders’ equity	661,154	696,292
Noncontrolling interests	449,730	479,978
Total equity	1,110,884	1,176,270
TOTAL LIABILITIES AND EQUITY	$4,393,005	$4,030,596
See accompanying notes to condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
REVENUES:
Room revenues	$254,464	$267,046
Other hotel revenues	6,768	5,303
Franchise and management fees	1,279	1,225
	262,511	273,574
Other revenues from franchised and managed properties	3,790	4,095
Total revenues	266,301	277,669
OPERATING EXPENSES:
Hotel operating expenses	145,295	137,291
General and administrative expenses	23,938	23,027
Depreciation and amortization	50,520	48,778
	219,753	209,096
Other expenses from franchised and managed properties	4,207	4,647
Total operating expenses	223,960	213,743

OTHER INCOME	2	27
INCOME FROM OPERATIONS	42,343	63,953
OTHER NON-OPERATING EXPENSE (INCOME)	703	(178)
INTEREST EXPENSE, NET	32,685	29,604
INCOME BEFORE INCOME TAX EXPENSE	8,955	34,527
INCOME TAX EXPENSE	1,110	6,123
NET INCOME	7,845	28,404
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3,291)	(6,470)
NET INCOME ATTRIBUTABLE TO EXTENDED STAY AMERICA, INC. COMMON SHAREHOLDERS	$4,554	$21,934
NET INCOME PER EXTENDED STAY AMERICA, INC. COMMON SHARE:
Basic	$0.03	$0.12
Diluted	$0.03	$0.12
WEIGHTED-AVERAGE EXTENDED STAY AMERICA, INC. COMMON SHARES OUTSTANDING:
Basic	177,990	188,348
Diluted	178,171	188,576
See accompanying notes to condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
NET INCOME	$7,845	$28,404
OTHER COMPREHENSIVE INCOME:

DERIVATIVE ADJUSTMENT:
INTEREST RATE CASH FLOW HEDGE LOSS, NET OF TAX OF $(307) and $(248)	(1,747)	(1,438)

COMPREHENSIVE INCOME	6,098	26,966
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2,439)	(5,746)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EXTENDED STAY AMERICA, INC. COMMON SHAREHOLDERS	$3,659	$21,220
See accompanying notes to condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(In thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Extended Stay America, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - January 1, 2019	188,219	$1,882	$749,219	$32,432	$2,488	$786,021	$524,618	$1,310,639
Net income	—	—	—	21,934	—	21,934	6,470	28,404
Interest rate cash flow hedge loss, net of tax	—	—	—	—	(714)	(714)	(724)	(1,438)
Corporation common distributions - $0.07 per common share	—	—	—	(13,250)	—	(13,250)	—	(13,250)
ESH REIT common distributions - $0.15 per Class B common share	—	—	—	—	—	—	(28,398)	(28,398)
ESH REIT preferred distributions	—	—	—	—	—	—	(4)	(4)
Adjustment to reflect changes in book value of noncontrolling interests	—	—	475	—	—	475	(475)	—
Equity-based compensation	184	2	441	—	—	443	255	698
BALANCE - March 31, 2019	188,403	$1,884	$750,135	$41,116	$1,774	$794,909	$501,742	$1,296,651

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Extended Stay America, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - January 1, 2020	179,483	$1,795	$742,397	$(48,283)	$383	$696,292	$479,978	$1,176,270
Net income	—	—	—	4,554	—	4,554	3,291	7,845
Interest rate cash flow hedge loss, net of tax	—	—	—	—	(895)	(895)	(852)	(1,747)
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(2,237)	(22)	—	(19,665)	—	(19,687)	(11,406)	(31,093)
Corporation common distributions - $0.09 per common share	—	—	(15,981)	—	—	(15,981)	—	(15,981)
ESH REIT common distributions - $0.14 per Class B common share	—	—	—	—	—	—	(24,842)	(24,842)
ESH REIT preferred distributions	—	—	—	—	—	—	(4)	(4)
Adjustment to reflect changes in book value of noncontrolling interests	—	—	(3,319)	—	—	(3,319)	3,319	—
Equity-based compensation	220	2	188	—	—	190	246	436
BALANCE - March 31, 2020	177,466	$1,775	$723,285	$(63,394)	$(512)	$661,154	$449,730	$1,110,884
See accompanying notes to condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Net income	$7,845	$28,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,520	48,778
Foreign currency transaction loss (gain)	703	(178)
Amortization of deferred financing costs and debt discount	2,052	1,996
Loss on disposal of property and equipment	3,343	1,376
Equity-based compensation	1,126	2,109
Deferred income tax benefit	(3,122)	(50)
Changes in assets and liabilities:
Accounts receivable, net	(1,407)	(1,586)
Other assets	1,760	3,208
Accounts payable and accrued liabilities	29,465	17,982
Net cash provided by operating activities	92,285	102,039
INVESTING ACTIVITIES:
Purchases of property and equipment	(34,452)	(45,197)
Development in process payments	(19,769)	(7,982)
Payment for intangible assets	(358)	(2,109)
Proceeds from insurance and related recoveries	956	156
Net cash used in investing activities	(53,623)	(55,132)
FINANCING ACTIVITIES:
Principal payments on term loan facility	(1,577)	(2,842)
Proceeds from revolving credit facilities	399,765	—
Payments of deferred financing costs	(17)	—
Principal payments on finance leases	(37)	(29)
Tax withholdings related to restricted stock unit settlements	(815)	(1,571)
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(31,093)	—
Corporation common distributions	(16,177)	(13,334)
ESH REIT common distributions	(25,222)	(28,562)
Net cash provided by (used in) financing activities	324,827	(46,338)
CHANGES IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH DUE TO CHANGES IN FOREIGN CURRENCY EXCHANGE RATES	(150)	31
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	363,339	600
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of period	361,670	303,336
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - End of period	$725,009	$303,936
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding modification, prepayment and other penalties, net of capitalized interest of $859 and $313	$5,455	$12,028
Cash (refunds) payments for income taxes, net of refunds of $18 and $0	$(18)	$341
Operating cash payments for finance leases	$59	$61
Operating cash payments for operating leases	$714	$690
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable and accrued liabilities	$22,400	$24,555
Additions to finance lease right-of-use assets and liabilities	$364	$109
Corporation common distributions included in accounts payable and accrued liabilities	$238	$274
ESH REIT common distributions included in accounts payable and accrued liabilities	$387	$629
See accompanying notes to condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2020 AND DECEMBER 31, 2019 AND FOR THE THREE MONTHS ENDED
MARCH 31, 2020 AND 2019
(Unaudited)

1. BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION
Extended Stay America, Inc. (the “Corporation”) was incorporated in the state of Delaware on July 8, 2013. ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. The Corporation owns, and is expected to continue to own, all of the issued and outstanding Class A common stock of ESH REIT, which, as of March 31, 2020, represents 59% of the outstanding common stock of ESH REIT. Due to its controlling interest in ESH REIT, the Corporation consolidates the financial position, results of operations, comprehensive income and cash flows of ESH REIT. The term, “the Company,” as used herein refers to the Corporation and its consolidated subsidiaries, including ESH REIT.
A “Paired Share” consists of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. Each outstanding share of Corporation common stock is attached to and trades with one share of ESH REIT Class B common stock.
The Company is an integrated owner/operator of Extended Stay America-branded hotels and is also engaged in franchising and managing extended stay hotels for third parties in the U.S. As of March 31, 2020 and December 31, 2019, the Company owned and operated 558 and 557 hotel properties, respectively, in 40 U.S. states, consisting of approximately 62,100 and 61,900 rooms, respectively, and franchised or managed 74 and 73 hotel properties for third parties, respectively, consisting of approximately 7,600 and 7,500 rooms, respectively. As of March 31, 2020, all 632 system-wide hotels were operated under the Extended Stay America brand.
Owned hotel properties are owned by subsidiaries of ESH REIT and are operated by subsidiaries of the Corporation (the “Operating Lessees”) pursuant to leases between ESH REIT and the Operating Lessees. The hotels are managed by ESA Management LLC (“ESA Management”), a subsidiary of the Corporation, which also manages 25 hotels on behalf of third parties. The Extended Stay America brand is owned by ESH Hospitality Strategies LLC (“ESH Strategies”), also a subsidiary of the Corporation. ESH Strategies licenses the brand and intellectual property to its subsidiaries, which license them to the Operating Lessees and third parties.
As of March 31, 2020 and December 31, 2019, the Corporation had 177.5 million shares and 179.5 million shares of common stock outstanding, respectively. As of March 31, 2020 and December 31, 2019, ESH REIT’s common equity consisted of the following: (i) 250.5 million shares of Class A common stock outstanding (59% and 58%, respectively, of its common equity), all of which were owned by the Corporation, and (ii) 177.5 million shares and 179.5 million shares of Class B common stock outstanding, respectively (41% and 42%, respectively, of its common equity).
Paired Share Repurchase Program—In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program. As a result of several increases in authorized amounts and program extensions, the combined Paired Share repurchase program currently authorizes the Corporation and ESH REIT to purchase up to $550 million in Paired Shares through December 31, 2020. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of March 31, 2020, the Corporation and ESH REIT had repurchased and retired 28.6 million Paired Shares for $283.0 million and $166.4 million, including transaction fees, respectively, and $101.1 million remained available under the combined Paired Share repurchase program.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Presentation—Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP have been condensed or omitted in the accompanying condensed consolidated financial statements. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2019 included in the combined annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2020.
The accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of March 31, 2020 and the results of the Company’s operations, comprehensive income, changes in equity and cash flows for the three months ended March 31, 2020 and 2019. Interim results are not necessarily indicative of full year performance because of the impact of seasonal, short-term or other market variations, as well as the impact of acquisitions, dispositions, hotel renovations and financing or other capital transactions.
Use of Estimates—The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and amounts of revenues and expenses during the reporting period. Management used significant estimates to determine the estimated useful lives of tangible assets, as well as in the assessment of tangible and intangible assets for impairment, estimated liabilities for insurance reserves and income taxes. Actual results could differ from those estimates.
Property and Equipment—Property and equipment additions are recorded at cost. Major improvements that extend the life or utility of property or equipment are capitalized and depreciated over a period equal to the shorter of the estimated useful life of the improvement or the remaining estimated useful life of the asset. Ordinary repairs and maintenance are charged to expense as incurred. Depreciation and amortization are recorded on a straight-line basis over estimated useful lives which range from 2 to 49 years.
Management assesses long-lived assets for potential impairment quarterly, as well as when events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The identification of events or changes in circumstances that indicate the carrying value of assets may not be recoverable requires judgment. The Company reviews for impairment indicators at the lowest level of identifiable cash flows based on quantitative, qualitative and certain industry-related factors. Quantitative factors include, but are not limited to, hotel property EBITDA, EBITDA margins and EBITDA multiples, and serve to screen assets with historical, current or projected operating cash flow losses or deterioration. Qualitative factors include a change in physical condition, economic environment, regulatory environment or primary use, including the evaluation of the asset for disposition.
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
The estimation and evaluation of future cash flows, in particular the holding period for real estate assets and asset composition and/or concentration within real estate portfolios, relies on judgments and assumptions regarding holding period, current and future operating performance and current and future market conditions. It is possible that such judgments and/or estimates will change; in particular, the effects of the COVID-19 pandemic could cause economic and market conditions to continue to deteriorate, and if this occurs, or if the Company's expected holding period for real estate assets changes, the Company may recognize impairment charges or losses on sale in future periods reflecting either changes in estimate, circumstance or the estimated market value of assets. Based on market conditions and the Company's plans with respect to its hotel properties as of March 31, 2020, the Company believes that the carrying amounts of the hotel properties are recoverable and no impairment charges were recorded during the three months ended March 31, 2020. However, actual results are subject to a high degree of uncertainty due to the volatility of macroeconomic trends and the evolving nature of the COVID-19 pandemic.
Intangible Assets and Goodwill—Intangible assets include trademarks, corporate customer relationships and licenses related to certain internal-use software. Corporate customer relationships and software licenses are amortized using the straight-line method over their estimated useful lives; the estimated useful life of customer relationships is 20 years, and the estimated useful life of software licenses is the remaining non-cancellable term of each respective contract. Trademarks are not amortized. Goodwill represents the purchase price in excess of the fair value of net assets acquired in conjunction with the acquisition of the Company's predecessor in 2010.
Definite-lived intangible assets are reviewed for impairment quarterly and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Indefinite-lived intangible assets, including goodwill, are reviewed for impairment quarterly, and the Company tests for impairment more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has two reportable operating segments, owned hotels and franchise and management. There is no goodwill associated with our franchise and management segment. Management analyzes goodwill associated with all owned hotels when analyzing for potential impairment. The Company first assesses qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
As of March 31, 2020, the Company believes that the carrying amount of its intangible assets, including goodwill, are recoverable and there are no changes in circumstances that would more likely than not reduce the fair value of its reporting units below their carrying amount; therefore, no impairment charges were recorded during the three months ended March 31, 2020. However, if the effects of the COVID-19 pandemic cause economic and market conditions to continue to deteriorate, in particular if the market price of the Company's Paired Shares further declines, these events could result in impairment charges in the future. Actual results are subject to a high degree of uncertainty due to the volatility of macroeconomic trends and the evolving nature of the COVID-19 pandemic.
Revenue from Owned and Operated Hotels—Revenue generated from owned and operated hotels consists of room and other hotel revenues recognized when services are provided. When a reservation is made, the Company deems that the parties have approved a contract in accordance with customary business practices and are committed to perform their respective obligations. At such time, each party’s rights regarding the services to be transferred are identified, payment terms are specified, the contract has commercial substance and, in most instances, it is probable the Company will collect substantially all consideration to which it will be entitled in exchange for services.
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
Revenue from Franchise and Management Fees—Revenue generated from franchise and management fees consists of the following:
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
•Other revenues from franchised and managed properties, which include the reimbursement of costs incurred on behalf of third-party hotel owners on a direct and an indirect basis, as follows:
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
◦Indirect costs incurred with respect to franchise agreements include costs associated with certain shared system-wide platforms (i.e., system services), such as marketing, technology infrastructure, central reservations, national sales and revenue management systems. The Company is reimbursed for indirect costs through a system service fee, or program fee, based on a percentage of a hotel’s monthly revenue. System service fees are recognized over time as franchisees derive value from the license to use these processes and systems. The Company has discretion over how it spends system service fees and is the principal with respect to these services. Revenue is recognized on a gross basis; expense is recognized as incurred. Over time, the Company manages system services to break-even, but the timing of system service fee revenues will typically not align with expenses incurred to operate the programs.
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
Recently Issued Accounting Standards
Reference Rate Reform—In March 2020, the FASB issued an accounting standards update that provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR, subject to meeting certain criteria. The Company adopted this update on March 12, 2020, and the update is effective through December 31, 2022, during which time the Company may elect to apply the optional expedients and exceptions offered under the standard. The Company's variable rate debt and interest rate swap are tied to rates that reference LIBOR (see Notes 7 and 8). As of March 31, 2020, the Company had not applied any of these optional expedients or exceptions. The adoption of this update did not, and is not expected to, have a material effect on the Company's condensed consolidated financial statements.
Income Taxes—In December 2019, the FASB issued an accounting standards update which simplifies the accounting for income taxes. The update amends several topics including interim period accounting for enacted changes in tax law and year-

to-date loss limitation in interim-period tax accounting. This update will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020, and may be early adopted. The Company does not expect the adoption of this update to have a material effect on its condensed consolidated financial statements.
Fair Value Measurement—In August 2018, the FASB issued an accounting standards update which modifies the disclosure requirements for fair value measurements in Topic 820, Fair Value Measurement. The Company adopted this update on January 1, 2020. The adoption of this update did not have a material effect on the Company's condensed consolidated financial statements.
Intangibles-Goodwill and Other—Internal-Use Software—In August 2018, the FASB issued an accounting standards update which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. The Company adopted this update on January 1, 2020, using a prospective transition method. The adoption of this update did not have a material effect on the Company's condensed consolidated financial statements.
Goodwill—In January 2017, the FASB issued an accounting standards update in which the guidance on testing for goodwill was updated to eliminate Step 2 in the determination on whether goodwill should be considered impaired. Annual and/or interim assessments are still required. The Company adopted this update on January 1, 2020, using a prospective transition method. The adoption of this update did not have a material effect on the Company's condensed consolidated financial statements.
Financial Instruments—Credit Losses—In June 2016, the FASB issued an accounting standards update which requires the measurement of an impairment allowance for certain financial assets based on a company’s current estimate of all contractual cash flows it does not expect to collect. The new standard primarily impacts the manner in which the Company estimates its allowance for uncollectible trade receivables. The standard requires the Company to measure its allowance for doubtful accounts based on current conditions, historical experience and reasonable and supportable forecasts for each pool of receivables with similar risk characteristics. The Company adopted this update on January 1, 2020, using a modified retrospective method. The adoption of this update did not have a material effect on the Company's condensed consolidated financial statements and had no effect on or impact to retained earnings.
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
The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income available to Extended Stay America, Inc. common shareholders - basic	$4,554	$21,934
Income attributable to noncontrolling interests assuming conversion	(2)	(4)
Net income available to Extended Stay America, Inc. common shareholders - diluted	$4,552	$21,930
Denominator:
Weighted-average number of Extended Stay America, Inc. common shares outstanding - basic	177,990	188,348
Dilutive securities	181	228
Weighted-average number of Extended Stay America, Inc. common shares outstanding - diluted	$178,171	$188,576
Net income per Extended Stay America, Inc. common share - basic	$0.03	$0.12
Net income per Extended Stay America, Inc. common share - diluted	$0.03	$0.12

4. HOTEL ACQUISITIONS
No hotels were acquired during the three months ended March 31, 2020. On November 12, 2019, the Company acquired a 121-room operating hotel from Crestwood Suites of Lakeland, LLC for $10.0 million. Other than ordinary components of prorated net working capital, no liabilities were assumed in the purchase. The majority of the purchase price was allocated to building and improvements, with estimated useful lives ranging from five to 44 years.
5. PROPERTY AND EQUIPMENT
Net investment in property and equipment as of March 31, 2020 and December 31, 2019, consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Hotel properties:
Land and site improvements (1)	$1,231,474	$1,228,231
Building and improvements	2,814,840	2,792,579
Furniture, fixtures and equipment (2)	749,815	745,145
Total hotel properties	4,796,129	4,765,955
Development in process (3)	80,269	70,864
Corporate furniture, fixtures, equipment, software and other	30,894	30,680
Total cost	4,907,292	4,867,499
Less accumulated depreciation:
Hotel properties	(1,393,347)	(1,353,772)
Corporate furniture, fixtures, equipment, software and other	(21,124)	(20,178)
Total accumulated depreciation	(1,414,471)	(1,373,950)
Property and equipment — net	$3,492,821	$3,493,549
_________________________________
(1)Includes finance lease asset of $3.2 million as of March 31, 2020 and December 31, 2019.
(2)Includes finance lease asset of $0.4 million and $0 as of March 31, 2020 and December 31, 2019, respectively.
(3)Includes finance lease asset of $0.8 million as of March 31, 2020 and December 31, 2019.

As of March 31, 2020 and December 31, 2019, development in process consisted of 14 and 15 land parcels, respectively, that were in various phases of construction and/or development. The Company expects to delay commencement of construction at four of these locations as a result of current market uncertainty.
During the three months ended March 31, 2020, the Company completed construction of a 120-room hotel in Florida. The hotel opened in March 2020. During 2019, the Company completed construction of a 124-room hotel in Florida and a 136-room hotel in Arizona. The hotels opened in December 2019. During the three months ended March 31, 2020, these hotels contributed total room and other hotel revenues, total operating expenses and income before income tax expense as follows (in thousands):

Three Months Ended
March 31, 2020
Total room and other hotel revenues	$1,683
Total operating expenses	1,153
Income before income tax expense	530

6. INTANGIBLE ASSETS AND GOODWILL
The Company’s intangible assets and goodwill as of March 31, 2020 and December 31, 2019, consist of the following (dollars in thousands):

	March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—customer relationships	$26,800	$(12,705)	$14,095
Definite-lived intangible assets—software licenses	10,362	(1,069)	9,293
Indefinite-lived intangible assets—trademarks	10,163	—	10,163
Total intangible assets	47,325	(13,774)	33,551
Goodwill	45,192	—	45,192
Total intangible assets and goodwill	$92,517	$(13,774)	$78,743

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—customer relationships	$26,800	$(12,370)	$14,430
Definite-lived intangible assets—software licenses	10,353	(763)	9,590
Indefinite-lived intangible assets—trademarks	10,163	—	10,163
Total intangible assets	47,316	(13,133)	34,183
Goodwill	45,192	—	45,192
Total intangible assets and goodwill	$92,508	$(13,133)	$79,375
The remaining weighted-average amortization period for amortizing intangible assets is approximately nine years as of March 31, 2020. Estimated future amortization expense for amortizing intangible assets is as follows (in thousands):

Years Ending December 31,
Remainder of 2020	$1,924
2021	2,565
2022	2,565
2023	2,565
2024	2,565
2025	2,565
Thereafter	8,639
Total	$23,388

7. DEBT
Summary - The Company’s outstanding debt, net of unamortized debt discounts and unamortized deferred financing costs, as of March 31, 2020 and December 31, 2019, consists of the following (dollars in thousands):

	Stated Amount	Carrying Amount				Unamortized Deferred Financing Costs
Loan		March 31, 2020		December 31, 2019		March 31, 2020		December 31, 2019		Stated Interest Rate	Maturity Date
Term loan facility
ESH REIT Term Facility	$630,909	$625,863	(1)	$627,368	(1)	$8,693		$9,030		LIBOR (2) + 2.00%	9/18/2026	(3)
Senior notes
2025 Notes	1,300,000	1,293,315	(4)	1,292,986	(4)	14,349		15,055		5.25%	5/1/2025
2027 Notes	750,000	750,000		750,000		13,199		13,633		4.63%	10/1/2027
Revolving credit facilities
ESH REIT Revolving Credit Facility	350,000	350,000		—		2,472	(5)	2,606	(5)	LIBOR (2) + 2.00%	9/18/2024
Corporation Revolving Credit Facility	50,000	49,765		—		531	(5)	556	(5)	LIBOR (2) + 2.25%	9/18/2024
Unsecured Intercompany Facility
Unsecured Intercompany Facility(6)	75,000	—		—		—		—		5.00%	9/18/2026
Total		$3,068,943		$2,670,354		$39,244		$40,880
_________________________________
(1)The ESH REIT Term Facility (defined below) is presented net of an unamortized debt discount of $1.9 million and $2.0 million as of March 31, 2020 and December 31, 2019, respectively.
(2)As of March 31, 2020 and December 31, 2019, one-month LIBOR was 0.99% and 1.76%, respectively. As of March 31, 2020 and December 31, 2019, $150.0 million and $200.0 million, respectively, of the ESH REIT Term Facility was subject to an interest rate swap at a fixed rate of 1.175%.
(3)Amortizes in equal quarterly installments of $1.6 million. In addition to scheduled amortization, subject to certain exceptions, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required commencing with the year ending December 31, 2020. Annual mandatory prepayments for a given fiscal year are due during the first quarter of the following fiscal year.
(4)The 2025 Notes (defined below) are presented net of an unamortized discount of $6.7 million and $7.0 million as of March 31, 2020 and December 31, 2019, respectively.
(5)Unamortized deferred financing costs related to revolving credit facilities are included in other assets in the accompanying consolidated balance sheets.
(6)Any outstanding debt balances and interest expense, as applicable, owed from ESH REIT to the Corporation eliminate in consolidation of the Company's condensed consolidated financial statements.
ESH REIT Credit Facilities
ESH REIT’s credit agreement, as may be amended and supplemented from time to time, provides for senior secured credit facilities (collectively, the “ESH REIT Credit Facilities”) which consist of a $630.9 million senior secured term loan facility (the “ESH REIT Term Facility”) and a $350.0 million senior secured revolving credit facility (the “ESH REIT Revolving Credit Facility”). Subject to the satisfaction of certain criteria, borrowings under the ESH REIT Credit Facilities may be increased by an amount of up to $600.0 million, plus additional amounts, so long as, after giving effect to the incurrence of such incremental facility and the application of proceeds thereof, ESH REIT’s pro-forma senior loan-to-value ratio is less than or equal to 45%.
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
ESH REIT Revolving Credit Facility—Borrowings under the ESH REIT Revolving Credit Facility bear interest at a rate equal to (i) LIBOR plus a spread that ranges from 1.50% to 2.00% based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined, or (ii) a base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50%, or (C) the one-month adjusted LIBOR rate plus 1.00%) plus a spread that ranges from 0.50% to 1.00% based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined. ESH REIT incurs a fee of 0.30% or 0.175% on the unutilized revolver balance. ESH REIT is also required to pay customary letter of credit fees and agency fees. The ESH REIT Revolving Credit Facility provides for the issuance of up to $50.0 million of letters of credit. As of March 31, 2020, ESH REIT had no letters of credit outstanding and no available borrowing capacity under the facility.

In March 2020, ESH REIT borrowed the full available borrowing capacity of $350.0 million under the ESH REIT Revolving Credit Facility as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of uncertainty in business markets resulting from the COVID-19 pandemic. These proceeds may in the future be used for working capital, general corporate or other purposes permitted under the agreement.
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
ESH REIT 2025 Notes
In May 2015 and March 2016, ESH REIT issued $500.0 million and $800.0 million, respectively, of its 5.25% senior notes due in May 2025 (the “2025 Notes”) under an indenture with Deutsche Bank Trust Company Americas, as trustee, in private placements pursuant to Rule 144A of the Securities Act of 1933, as amended. ESH REIT may redeem the 2025 Notes at any time on or after May 1, 2020, in whole or in part, at a redemption price equal to 102.625% of the principal amount, declining annually to 100% of the principal amount from May 1, 2023 and thereafter, plus accrued and unpaid interest. Prior to May 1, 2020, ESH REIT may redeem the 2025 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a “make-whole” premium, as defined, plus accrued and unpaid interest. Upon a Change of Control, as defined, holders of the 2025 Notes have the right to require ESH REIT to redeem the 2025 Notes at 101% of the principal amount, plus accrued and unpaid interest.
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
Corporation Revolving Credit Facility
The Corporation’s revolving credit facility, as may be amended and supplemented from time to time (the “Corporation Revolving Credit Facility”), provides for the issuance of up to $50.0 million of letters of credit as well as borrowing on same day notice, referred to as swingline loans, in an amount of up to $20.0 million. Borrowings under the Corporation Revolving Credit Facility bear interest at a rate equal to (i) LIBOR plus 2.25% or (ii) a base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50% or (C) the one-month adjusted LIBOR plus 1.00%) plus 1.25%. In addition to paying interest on outstanding principal, the Corporation incurs a fee of 0.30% or 0.175% on the unutilized revolver balance, based on the amount outstanding under the facility. As of March 31, 2020, the Corporation had one letter of credit outstanding of $0.2 million and no available borrowing capacity under the facility.
In March 2020, the Company borrowed the then-remaining available borrowing capacity of $49.8 million under the Corporation Revolving Credit Facility as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of uncertainty in business markets resulting from the COVID-19 pandemic. The proceeds may in the future be used for working capital, general corporate or other purposes permitted under the agreement.
Obligations under the Corporation Revolving Credit Facility are guaranteed by certain existing and future material domestic subsidiaries of the Corporation, excluding ESH REIT and its subsidiaries and subject to customary exceptions. The facility is secured, subject to certain exceptions, by a first priority security interest in substantially all of the assets of the Corporation and the guarantors. If obligations are outstanding under the facility during any fiscal quarter, the Corporation Revolving Credit Facility requires that the Consolidated Leverage Ratio, as defined, calculated as of the end of such fiscal quarter for any consecutive four quarter period, be less than or equal to 8.75 to 1.00 (the "Leverage Covenant"). The facility is also subject to a springing financial covenant whereby the senior loan-to-value ratio may not exceed 45% when the aggregate principal amount of borrowings and letters of credit under the Corporation Revolving Credit Facility, excluding up to $30.0 million of letters of credit, is equal to or greater than 25% of the aggregate available principal amount of the Corporation Revolving Credit Facility on the applicable fiscal quarter end date.
Unsecured Intercompany Facility
In August 2016, ESH REIT, as borrower, and the Corporation, as lender, entered into an unsecured intercompany credit facility, as may be amended and supplemented from time to time (the “Unsecured Intercompany Facility”). Under the Unsecured Intercompany Facility, ESH REIT may borrow up to $300.0 million, plus additional amounts, in each case subject to certain conditions. Loans under the Unsecured Intercompany Facility bear interest at an annual rate of 5.0%. ESH REIT has the option to prepay outstanding balances under the facility without penalty. As of March 31, 2020 and December 31, 2019, the amount outstanding under the facility was $0.
Covenants
The ESH REIT Credit Facilities, the 2027 Notes, the 2025 Notes, the Corporation Revolving Credit Facility and the Unsecured Intercompany Facility contain a number of restrictive covenants that, among other things and subject to certain exceptions, limit the Corporation’s or ESH REIT’s ability and the ability of their respective subsidiaries to engage in certain transactions. In addition, the ESH REIT Revolving Credit Facility and the Corporation Revolving Credit Facility contain financial covenants that, subject to certain conditions, require compliance with certain senior loan-to-value and consolidated leverage ratios. The agreements governing the Corporation’s and ESH REIT’s indebtedness also contain certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and, in the case of the ESH REIT Credit Facilities and the Unsecured Intercompany Facility, certain material operating leases and management agreements. As of March 31, 2020, the Corporation and ESH REIT were in compliance with all covenants under their respective debt agreements.

The Company’s continued compliance with these covenants could be impacted by current or future economic conditions associated with the COVID-19 pandemic. The Company's failure to maintain compliance with its debt covenants or to pay debt obligations as they become due would give rise to default under one or more agreements governing the Company's indebtedness, and could entitle the lenders under the defaulted agreements to accelerate the maturity of the amounts thereunder, which could raise substantial doubt about the Company's ability to continue as a going concern. On May 6, 2020, the Company executed an amendment to the Corporation Revolving Credit Facility (See Note 14).
Interest Expense, net—The components of net interest expense during the three months ended March 31, 2020 and 2019, are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Contractual interest (1)	$31,326	$28,717
Amortization of deferred financing costs and debt discount	2,052	1,997
Other costs (2)	293	401
Interest Income	(986)	(1,511)
Total	$32,685	$29,604
______________________
(1)Includes dividends on shares of mandatorily redeemable Corporation preferred stock. Net of capitalized interest of $0.9 million and $0.3 million, respectively.
(2)Includes interest expense on finance leases (see Note 12) and unused facility fees.
Mandatorily Redeemable Preferred Stock—The Corporation has authorized 350.0 million shares of preferred stock, $0.01 par value, of which 7,130 shares of mandatorily redeemable voting preferred stock were issued and outstanding as of March 31, 2020 and December 31, 2019. Dividends on these mandatorily redeemable voting preferred shares are payable quarterly in arrears at a rate of 8.0% per year. With respect to dividend, distribution and liquidation rights, the 8.0% voting preferred stock ranks senior to the Corporation’s common stock. Holders of the 8.0% voting preferred stock have the right to require the Corporation to redeem in cash the 8.0% voting preferred stock at $1,000 per share plus any accumulated unpaid dividends. On November 15, 2020, the Corporation shall mandatorily redeem all of the 8.0% voting preferred stock at $1,000 per share plus any accumulated unpaid dividends.

Fair Value of Debt and Mandatorily Redeemable Preferred Stock—As of March 31, 2020 and December 31, 2019, the estimated fair value of the Company’s debt was $2.7 billion, and the estimated fair value of the Corporation’s 8.0% mandatorily redeemable preferred stock was $7.2 million and $7.1 million, respectively. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available, to the stated interest rates and spreads on the Company’s debt and the Corporation’s 8.0% mandatorily redeemable preferred stock. As of March 31, 2020 and December 31, 2019, the estimated fair value of each of the Corporation and ESH REIT revolving credit facilities is equal to its carrying value due to its short-term nature and frequent settlement.
8. DERIVATIVE INSTRUMENTS
ESH REIT is a counterparty to a floating-to-fixed interest rate swap at a fixed rate of 1.175% and a floating rate of one-month LIBOR to manage its exposure to interest rate risk on a portion of the ESH REIT Term Facility. The notional amount of the interest rate swap as of March 31, 2020 was $150.0 million. The notional amount decreases by an additional $50.0 million every six months until the swap’s maturity in September 2021.
For the three months ended March 31, 2020 and 2019, the Company received proceeds of $0.3 million and $1.0 million, respectively, that offset interest expense. As of March 31, 2020, $1.0 million of interest expense is expected to be recognized over the following twelve months.
The table below presents the amounts and classification of the interest rate swap on the Company’s condensed consolidated financial statements (in thousands):

	(Accrued liabilities) other assets	Accumulated other comprehensive (loss) income, net of tax		Interest (income) expense, net
As of March 31, 2020	$(1,224)	$(1,042)	(1)
As of December 31, 2019	$831	$706	(2)
For the three months ended March 31, 2020				$(257)
For the three months ended March 31, 2019				$(975)
_______________________________
(1)Changes during the three months ended March 31, 2020, on a pre-tax basis, consisted of changes in fair value of $(2.1) million.
(2)Changes during the year ended December 31, 2019, on a pre-tax basis, consisted of changes in fair value of $(5.0) million.
9. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table disaggregates room revenues from owned hotels by booking source for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Property direct	$60,024	$69,829	(2)
Central call center	77,191	68,108	(2)
Proprietary website	52,939	50,398	(2)
Third-party intermediaries	57,820	69,097
Travel agency global distribution systems	6,490	9,614
Total room revenues from owned hotels (1)	$254,464	$267,046
_________________________________
(1)In addition to room revenues, the Company’s owned hotels earned $6.8 million and $5.3 million of other hotel revenues during the three months ended March 31, 2020 and 2019, respectively.
(2)As a result of the correction of a classification error, $3.7 million of room revenues that were previously classified as revenues generated from property direct have been reclassified and reported as $2.6 million of revenues generated from central call center and $1.1 million of revenues generated from proprietary website. The Company concluded that the effect of the error is immaterial to previously issued financial statements but has made the correction for consistent presentation.

The following table disaggregates room revenues from owned hotels by length of guest stay for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
1-6 nights	$84,594	$101,424
7-29 nights	54,831	55,100
30+ nights	115,039	110,522
Total room revenues from owned hotels (1)	$254,464	$267,046
_________________________________
(1)In addition to room revenues, the Company’s owned hotels earned $6.8 million and $5.3 million of other hotel revenues during the three months ended March 31, 2020 and 2019, respectively.
The following table disaggregates revenues from franchised and managed hotels for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Management fees	$235	$293
Franchise fees	1,044	932
Indirect reimbursements (system service fees)	1,190	1,185
Direct reimbursements	2,600	2,910
Total revenues from franchised and managed hotels	$5,069	$5,320
Outstanding Contract Liabilities
Contract liabilities relate to advance deposits with respect to owned hotels and, with respect to franchised hotels, advance consideration received, such as initial franchise fees paid when a franchise agreement is executed and certain system implementation fees paid at the time of installation. Contract liabilities are included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets. The following table presents outstanding contract liabilities as of March 31, 2020 and January 1, 2020, and the amount of outstanding January 1, 2020 contract liabilities recognized as revenue during the three months ended March 31, 2020 (in thousands):

	Outstanding Contract Liabilities	Outstanding Contract Liabilities as of January 1, 2020 Recognized as Revenue
As of March 31, 2020	$16,111
As of January 1, 2020	16,231
For the three months ended March 31, 2020		$10,172
Performance Obligations
As of March 31, 2020, $10.7 million of outstanding contract liabilities related to owned hotels and $5.4 million related to franchised hotels. The Company does not estimate revenues expected to be recognized related to unsatisfied performance obligations for royalty fees, system service fees or management fees, as they are considered either sales-based fees or allocated to wholly unsatisfied performance obligations in a series. Performance obligations related to owned hotels are expected to be satisfied within less than one year. Performance obligations related to third-party owned (i.e., franchised) hotels are expected to be satisfied over the term of the respective franchise agreements, which are typically 20 years.
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
The performance of the Company’s operating segments is evaluated primarily on income from operations. Selected financial data is provided below (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenues:
Owned hotels	$261,232	$272,349
Franchise and management (1)	2,062	2,042
Total segment revenues	263,294	274,391
Corporate and other (2)	19,992	19,514
Other revenues from franchised and managed properties (3)	3,790	4,095
Intersegment eliminations (4)	(20,775)	(20,331)
Total	$266,301	$277,669

Income (loss) from operations:
Owned hotels	$48,551	$69,695
Franchise and management (1)	2,062	2,042
Total segment income from operations	50,613	71,737
Corporate and other (2)	(7,853)	(7,232)
Other expenses from franchised and managed properties, net (3)	(417)	(552)
Total	$42,343	$63,953
_________________________________
(1)Includes intellectual property fees charged to the owned hotels segment of $0.8 million for each of the three months ended March 31, 2020 and 2019, that are eliminated in the condensed consolidated statements of operations.
(2)Includes revenues generated and operating expenses incurred in connection with the overall support of owned, franchised and managed hotels and related operations. Corporate and other revenues are comprised of management fees earned by and cost reimbursements charged to the owned hotels segment that are eliminated in the condensed consolidated statements of operations.
(3)Includes direct reimbursement of specific costs incurred under franchise and management agreements that the Company is reimbursed for on a dollar-for-dollar basis as well as indirect reimbursement of certain costs incurred associated with the Company’s shared platform (i.e., system services, see Note 2).
(4)Includes management fees, intellectual property fees and other cost reimbursements charged to the owned hotels segment that are eliminated in the condensed consolidated statements of operations.
Total assets for each of the Company’s operating segments are provided below (in thousands):

	March 31, 2020	December 31, 2019
Assets:
Owned hotels	$3,687,800	$3,661,609
Franchise and management	13,332	14,576
Total segment assets	3,701,132	3,676,185
Corporate and other	750,602	397,568
Intersegment eliminations	(58,729)	(43,157)
Total	$4,393,005	$4,030,596

Total capital expenditures for each of the Company's operating segments are provided below (in thousands):

	Three Months Ended March 31,
	2020	2019
Capital Expenditures:
Owned hotels	$54,368	$54,762
Corporate and other	211	526
Total	$54,579	$55,288

11. INCOME TAXES
The Corporation’s taxable income includes the taxable income of its wholly-owned subsidiaries and distribution income related to its ownership of 59% of ESH REIT.
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
The Company recorded a provision for federal, state and foreign income taxes of approximately $1.1 million for the three months ended March 31, 2020, an effective tax rate of approximately 12.4%, as compared with a provision of approximately $6.1 million for the three months ended March 31, 2019, an effective tax rate of approximately 17.7%. The Company's effective rate differs from the federal statutory rate of 21% primarily due to ESH REIT's status as a REIT under the provisions of the Code and, specifically during the three months ended March 31, 2020, due to the ability of the Company to carry back and utilize projected losses to higher tax rate years. The decrease in the Company's effective tax rate is substantially due to circumstances caused by business disruption from the COVID-19 pandemic. As of March 31, 2020, the Company projects a taxable loss for the year ending December 31, 2020, and due to the passage of the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), the Company is able to carry back the projected loss and fully utilize it in a higher tax rate year, providing an expected federal tax benefit. The expected federal tax benefit due to the projected loss for the year ending December 31, 2020, corresponded to a decrease in the effective tax rate used to measure income tax expense recognized for the three months ended March 31, 2020.
As of March 31, 2020, the Company has not completed its accounting for all tax effects related to the enactment of the CARES Act, including the ability to carry back losses to higher federal marginal rate tax years. The Company is still analyzing the CARES Act and refining its calculations, including the CARES Act's impact on state income taxes, all of which are complex and subject to continued interpretation. The Company expects to complete its analysis prior to year-end 2020.
The Company's income tax returns for the years 2016 to present are subject to examination by the Internal Revenue Service ("IRS") and other taxing authorities. As of March 31, 2020, a subsidiary of ESH REIT was under examination by the Canadian Revenue Agency for the tax years 2014 through 2017. As the examination is still in process the timing of the resolution and any payments that may be required cannot be determined at this time. The Company believes that, to the extent a liability may exist, it is appropriately reserved as of March 31, 2020.
12. COMMITMENTS AND CONTINGENCIES
Lease Commitments—The Company is a tenant under long-term ground leases at five of its hotel properties, including one hotel site for which development is in process. Three of these leases are operating leases and two are finance leases. The ground lease agreements terminate at various dates between 2023 and 2096 and several of the agreements include multiple renewal options for generally five or ten year periods. The Company is also a tenant under an operating lease for its corporate office, which terminates in August 2021 and includes renewal options for two five-year terms. As the Company is reasonably certain that it will exercise the options to extend its ground leases, fixed payments associated with the extensions are included in the measurement of related right-of-use assets and lease liabilities. Payments associated with the option to extend the corporate office lease are not included in the measurement of the right-of-use asset and lease liability, as the associated payments cannot be reasonably estimated. Additionally, as of March 31, 2020, the Company leased certain technology equipment located at its hotel sites under finance leases.
Operating lease costs related to ground leases are included in hotel operating expenses, while operating lease costs related to the Company’s office lease are included in general and administrative expenses, in the condensed consolidated statements of operations. Finance lease interest costs are included in interest expense, net in the condensed consolidated statements of operations (see Note 7) or, when pertaining to assets under development, are capitalized and included in property and equipment, net on the condensed consolidated balance sheets (see Note 5). No amortization costs were incurred during the three months ended March 31, 2020 and 2019 for finance leases pertaining to land or land in development. The Company has no variable lease costs or short-term leases.
For the three months ended March 31, 2020, the components of the Company’s total lease costs are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease costs	$769	$768
Finance lease costs - interest	61	61
Total lease costs	$830	$829
The Company’s right-of-use assets and lease liabilities are as follows (in thousands):

	March 31, 2020	December 31, 2019
Right-of-use assets:
Operating(1)	$4,298	$4,863
Finance(2)	4,343	3,979

Lease liabilities:
Operating(3)	12,077	12,590
Finance	3,707	3,379
_________________________________
(1)Included in other assets on the accompanying condensed consolidated balance sheets.
(2)Included in property and equipment, net on the accompanying condensed consolidated balance sheets.
(3)Included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.

Maturities of lease liabilities as of March 31, 2020, are as follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
Remainder of 2020	$2,182	$479
2021	2,220	585
2022	806	397
2023	552	400
2024	503	402
2025	503	429
Thereafter	77,091	2,671
Total	$83,857	$5,363

Total discounted lease liability	$12,077	$3,707
Difference between undiscounted cash flows and discounted cash flows	$71,780	$1,656

Weighted-average remaining lease term	45 years	11 years
Weighted-average discount rate	6.4%	6.8%
The Company’s leases do not contain residual value guarantees and do not contain restrictions with respect to incurring additional financial obligations or paying dividends. As of March 31, 2020, the Company does not have any material leases that have not yet commenced.
Letter of Credit—As of March 31, 2020, the Company had one outstanding letter of credit, issued by the Corporation, for $0.2 million, which is collateralized by the Corporation Revolving Credit Facility.
Legal Contingencies—As of March 31, 2020, six purported class action lawsuits in California have been filed against the Company. The complaints allege, among other things, failure to provide meal and rest periods, wage and hour violations and violations of the Fair Credit Reporting Act. The complaints seek, among other relief, collective and class certification of the lawsuits, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the court might find just and proper.
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
With respect to the meal and rest period and the wage and hour violations alleged in the lawsuits described above, excluding the one lawsuit described below, the parties reached a tentative settlement agreement in January 2020, which is subject to certain conditions, including court approval. During the three months ended December 31, 2019, the Company incurred a loss and recorded a charge equal to the amount of the tentative settlement. The expected resolution of the alleged meal and rest period and wage and hour violations in the lawsuits did not have, and is not expected to have, a material adverse impact on the Company’s condensed consolidated financial statements, results of operations or liquidity.
With respect to one lawsuit, although the Company believes it is reasonably possible that it may incur losses associated with such matter, it is not possible to estimate the amount of loss or range of loss, if any, that might result from adverse judgments, settlements or other resolution based on the early stage of the lawsuit, the uncertainty as to the certification of a class or classes and the size of any certified class, if applicable, and the lack of resolution of significant factual and legal issues. However, depending on the amount and timing, an unfavorable resolution of the lawsuit or a change in the Company's assessment of the likelihood of loss could have a material adverse effect on the Company’s condensed consolidated financial statements, results of operations or liquidity in a future period. We believe that we have meritorious defenses and are prepared to vigorously defend the lawsuit.
The Company is not a party to any additional litigation or claims, other than routine matters arising in the ordinary course of business that are incidental to the operation of the business of the Company. The Company believes that the results of all additional litigation and claims, individually or in the aggregate, will not have a material adverse effect on the Company's condensed consolidated financial statements, its business, results of operations and financial condition.
13. EQUITY-BASED COMPENSATION
The Corporation and ESH REIT each maintain a long-term incentive plan (“LTIP”), approved by their shareholders. Under each LTIP, the Corporation and ESH REIT may issue to eligible employees or directors restricted stock units (“RSUs”) or other equity-based awards, in respect of Paired Shares, with service, performance or market vesting conditions. The aggregate number of Paired Shares that may be the subject of awards under the LTIPs shall not exceed 8.0 million, of which no more than 4.0 million may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIPs has a share reserve of an equivalent number of shares of Corporation common stock and ESH REIT Class B common stock. As of March 31, 2020, 4.3 million Paired Shares were available for future issuance under the LTIPs.
Equity-based compensation expense is recognized by amortizing the grant-date fair value on a straight-line basis over the requisite service period of each award. A portion of the grant-date fair value of all equity-based awards is allocated to a share of Corporation common stock and a portion is allocated to a share of ESH REIT Class B common stock. Equity-based compensation expense, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations, was $1.1 million and $2.1 million for the three months ended March 31, 2020 and 2019, respectively.
As of March 31, 2020, unrecognized compensation expense related to outstanding equity-based awards and the related weighted-average period over which it is expected to be recognized subsequent to March 31, 2020, is presented in the following table. Total unrecognized compensation expense will be adjusted for forfeitures and the achievement of certain market-based conditions.

	Unrecognized Compensation Expense Related to Outstanding Awards (in thousands)	Remaining Weighted-Average Amortization Period (in years)
RSUs with service vesting conditions	$8,689	1.9
RSUs with market vesting conditions	3,963	2.4
Total unrecognized compensation expense	$12,652
RSU activity during the three months ended March 31, 2020, was as follows:

			Performance-Based Awards -
	Service-Based Awards		Market Vesting
	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value
Outstanding at January 1, 2020	928	$16.77	255	$16.56
Granted	248	$13.07	281	$11.67
Settled	(280)	$17.73	(46)	$18.58
Forfeited	(182)	$16.99	(93)	$15.39
Outstanding at March 31, 2020	714	$15.05	397	$13.15

Vested at March 31, 2020	28	$14.50	—	$—
Nonvested at March 31, 2020	686	$15.08	397	$13.15

The grant-date fair value of awards with service vesting conditions is based on the closing price of a Paired Share on the date of grant. Service-based awards vest over a period of one to three years, subject to the grantee’s continued employment or service. The grant-date fair value of awards with market vesting conditions is based on an independent valuation. These awards vest at the end of a three-year period, subject to the grantee’s continued employment, with the ability to earn Paired Shares in a range of 0% to 150% of the awarded number of RSUs based on the total shareholder return of a Paired Share relative to the total shareholder return of other publicly traded companies identified in the award agreements. During the three months ended March 31, 2020, the grant-date fair value of awards with market vesting conditions were calculated using a Monte Carlo simulation model with the following key assumptions:

Expected holding period	2.92 years
Risk–free rate of return	1.43%
Expected dividend yield	7.01%

14. SUBSEQUENT EVENTS
In April 2020, 6,422 shares of the Corporation's 8.0% mandatorily redeemable voting preferred stock were redeemed for $6.4 million, plus accrued and unpaid dividends.
On May 6, 2020, the Board of Directors of ESH REIT declared a cash distribution of $0.01 per share for the first quarter of 2020 on its Class A and Class B common stock. This distribution is payable on June 4, 2020 to shareholders of record as of May 21, 2020.
Corporation Revolving Credit Facility Amendment
On May 6, 2020, the Company executed an amendment to the Corporation Revolving Credit Facility and obtained a suspension of the quarterly tested leverage covenant from the beginning of the second quarter of 2020 through the end of the first quarter of 2021 (the “Four Quarter Suspension Period”). For the second quarter of 2021 through the fourth quarter of 2021, the leverage covenant calculation has been modified to use annualized EBITDA, as opposed to trailing twelve-month EBITDA. Additionally, the amendment provides for the Corporation to borrow up to $150.0 million from ESH REIT through an intercompany loan facility. Throughout the Four Quarter Suspension Period, the Company has agreed to maintain minimum liquidity of $150.0 million and to limit share repurchases and dividend payments made by the Corporation.
COVID-19 Pandemic Update
In December 2019, an outbreak of a novel strain of coronavirus (“COVID-19”) originated in Wuhan, China and has since spread worldwide, posing public health risks that, by March 2020, reached pandemic proportions. The COVID-19 pandemic has significantly affected the global economy and strained the lodging industry due to travel restrictions, stay-at-home directives and shelter-in-place ordinances that have resulted in cancellations and reduced travel around the world. The impact on the lodging industry and other macroeconomic effects has resulted in materially reduced occupancy, ADR, RevPAR and subsequent decreases in hotel room revenues. All of our hotel properties remain open through the COVID-19 pandemic and we expect that our hotels will remain open, subject to government ordinances requiring their closure.
We expect our business and operational outlook to be materially negatively impacted by the COVID-19 pandemic. As the COVID-19 pandemic evolves, we will continue to monitor the impacts of the pandemic on our operations and financial condition and implement mitigation strategies while working to preserve our liquidity. As of April 30, 2020, the Company had unrestricted and restricted cash and cash equivalents of $678.0 million. Based on a preliminary assessment of our performance for the first four weeks of the second quarter and current trends, we expect a decline in total revenues in the second quarter of 2020 compared to the second quarter of 2019, in addition to declines in RevPAR and Adjusted EBITDA. Because our second quarter results are not complete and the actual performance of the remaining portion of the quarter could deviate from current trends, our expectations with respect to any of the foregoing quarterly measures or metrics are subject to change. The Company does not expect to, and undertakes no obligation to, announce any change in expectations prior to the announcement of actual second quarter results.
In response to the continuing negative impact on our business, results of operations and financial condition, we have taken, or intend to take, additional steps to reduce operating costs and maintain financial and liquidity flexibility, such as, but not limited to the following:
•increasing effort and focus for the remainder of 2020 to attract guests staying for one month or longer at a time, which has proven significantly more resilient to date than typical transient and group guests in the broader lodging industry;
•reducing labor hours at hotels in response to the decline in occupancy and longer length of stay guests at a number of our properties;
•reducing planned capital expenditures related to non-guest facing capital investments, as well as hotel renovations and construction of new hotels;
•drawing the full $400 million of borrowing capacity under our revolving credit facilities (see Note 7);
•reducing the quarterly dividend to holders of Paired Shares for the first quarter of 2020 and likely reducing it in future periods; and

•suspending Paired Share repurchases until the RevPAR environment stabilizes.
On March 27, 2020, President Trump signed into law the CARES Act. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company continues to examine the impacts the COVID-19 pandemic and the CARES Act may have on its business; however, it is impossible to predict the complete effect and ultimate impact of the COVID-19 pandemic at this time as the situation is continuously evolving.
We may implement further discretionary changes as needed to address the volatility and changing dynamics of hotel and travel demand and the impact of revenue changes, regulatory and public health directives and prevailing government policy and economic conditions.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2020 AND DECEMBER 31, 2019
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $1,412,562 and $1,372,595	$3,505,633	$3,506,020
CASH AND CASH EQUIVALENTS	628,887	296,134
RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC. (Note 10)	666	1,572
DEFERRED RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC. (Note 10)	31,429	28,917
INTANGIBLE ASSETS - Net of accumulated amortization of $1,069 and $763	9,293	9,590
GOODWILL	44,012	44,012
OTHER ASSETS	18,896	21,209
TOTAL ASSETS	$4,238,816	$3,907,454
LIABILITIES AND EQUITY
LIABILITIES:
Term loan facility payable - Net of unamortized deferred financing costs and debt discount of $10,584 and $10,993	$617,170	$618,338
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $34,233 and $35,702	2,015,767	2,014,298
Revolving credit facility	350,000	—
Finance lease liabilities	3,707	3,379
Unearned rental revenues from Extended Stay America, Inc. (Note 10)	58,023	38,770
Due to Extended Stay America, Inc., net (Note 10)	10,828	11,838
Accounts payable and accrued liabilities	99,062	71,453
Deferred tax liabilities	11	11
Total liabilities	3,154,568	2,758,087
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY:
Common stock - Class A: $0.01 par value, 4,300,000,000 shares authorized, 250,493,583 shares issued and outstanding; Class B: $0.01 par value, 7,800,000,000 shares authorized, 177,466,325 and 179,483,397 shares issued and outstanding	4,280	4,300
Additional paid in capital	1,051,076	1,050,740
Preferred stock—no par value, $1,000 liquidation value, 125 shares authorized, issued and outstanding	73	73
Retained earnings	30,043	93,424
Accumulated other comprehensive (loss) income	(1,224)	830
Total equity	1,084,248	1,149,367
TOTAL LIABILITIES AND EQUITY	$4,238,816	$3,907,454
See accompanying notes to condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
REVENUES - Rental revenues from Extended Stay America, Inc. (Note 10)	$119,190	$118,005
OPERATING EXPENSES:
Hotel operating expenses	24,527	21,308
General and administrative expenses (Note 10)	4,167	3,981
Depreciation and amortization	49,588	47,867
Total operating expenses	78,282	73,156
OTHER INCOME	—	15
INCOME FROM OPERATIONS	40,908	44,864
OTHER NON-OPERATING EXPENSE (INCOME)	560	(139)
INTEREST EXPENSE, NET	32,428	29,934
INCOME BEFORE INCOME TAX EXPENSE	7,920	15,069
INCOME TAX EXPENSE	2	3
NET INCOME	$7,918	$15,066
NET INCOME PER ESH HOSPITALITY, INC. COMMON SHARE:
Class A - basic	$0.02	$0.03
Class A - diluted	$0.02	$0.03
Class B - basic	$0.02	$0.03
Class B - diluted	$0.02	$0.03
WEIGHTED-AVERAGE ESH HOSPITALITY, INC. COMMON SHARES OUTSTANDING:
Class A - basic	250,494	250,494
Class A - diluted	250,494	250,494
Class B - basic	177,990	188,348
Class B - diluted	178,171	188,576
See accompanying notes to condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
NET INCOME	$7,918	$15,066
OTHER COMPREHENSIVE INCOME:

DERIVATIVE ADJUSTMENT:
INTEREST RATE CASH FLOW HEDGE LOSS, NET OF TAX OF $1	(2,054)	(1,687)

COMPREHENSIVE INCOME	$5,864	$13,379
See accompanying notes to condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(In thousands, except preferred stock shares and per share data)
(Unaudited)

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - January 1, 2019	250,494	188,219	$4,387	125	$73	$1,090,809	$114,096	$5,789	$1,215,154
Net income	—	—	—	—	—	—	15,066	—	15,066
Interest rate cash flow hedge loss, net of tax	—	—	—	—	—	—	—	(1,687)	(1,687)
Common distributions - $0.15 per Class A and Class B common share	—	—	—	—	—	—	(65,973)	—	(65,973)
Preferred distributions	—	—	—	—	—	—	(4)	—	(4)
Equity-based compensation	—	184	2	—	—	647	—	—	649
BALANCE - March 31, 2019	250,494	188,403	$4,389	125	$73	$1,091,456	$63,185	$4,102	$1,163,205

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - January 1, 2020	250,494	179,483	$4,300	125	$73	$1,050,740	$93,424	$830	$1,149,367
Net income	—	—	—	—	—	—	7,918	—	7,918
Interest rate cash flow hedge loss, net of tax	—	—	—	—	—	—	—	(2,054)	(2,054)
Repurchase of Class B common stock	—	(2,237)	(22)	—	—	—	(11,384)	—	(11,406)
Common distributions - $0.14 per Class A and Class B common share	—	—	—	—	—	—	(59,911)	—	(59,911)
Preferred distributions	—	—	—	—	—	—	(4)	—	(4)
Equity-based compensation	—	220	2	—	—	336	—	—	338
BALANCE - March 31, 2020	250,494	177,466	$4,280	125	$73	$1,051,076	$30,043	$(1,224)	$1,084,248
See accompanying notes to condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Net income	$7,918	$15,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,588	47,867
Foreign currency transaction loss (gain)	560	(139)
Amortization of deferred financing costs and debt discount	2,022	1,969
Loss on disposal of property and equipment	3,343	1,376
Equity-based compensation	134	155
Changes in assets and liabilities:
Deferred rents receivable from Extended Stay America, Inc.	(2,512)	(5,144)
Due to Extended Stay America, Inc., net	(1,588)	(3,008)
Other assets	(798)	(3,595)
Unearned rental revenues/rents receivable from Extended Stay America, Inc., net	20,159	26,893
Accounts payable and accrued liabilities	29,469	20,926
Net cash provided by operating activities	108,295	102,366
INVESTING ACTIVITIES:
Purchases of property and equipment	(33,786)	(43,739)
Development in process payments	(19,769)	(7,982)
Payment for intangible assets	(358)	(2,100)
Proceeds from insurance and related recoveries	956	156
Net cash used in investing activities	(52,957)	(53,665)
FINANCING ACTIVITIES:
Principal payments on term loan facility	(1,577)	(2,842)
Proceeds from revolving credit facility	350,000	—
Payments of deferred financing costs	(11)	—
Principal payments on finance leases	(37)	(29)
Repurchase of Class B common stock	(11,406)	—
Issuance of Class B common stock related to issuance of Paired Shares	737	1,213
Common distributions	(60,291)	(66,137)
Net cash provided by (used in) financing activities	277,415	(67,795)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	332,753	(19,094)
CASH AND CASH EQUIVALENTS - Beginning of period	296,134	178,538
CASH AND CASH EQUIVALENTS - End of period	$628,887	$159,444
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding modification, prepayment and other penalties, net of capitalized interest of $859 and $313	$5,239	$11,841
Cash (refunds) payments for income taxes, net of refunds of $18 and $0	$(18)	$4
Operating cash payments for finance leases	$59	$61
Operating cash payments for operating leases	$189	$177
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in due to/from Extended Stay America, Inc. and accounts payable and accrued liabilities	$21,873	$24,034
Additions to finance lease right-of-use assets and liabilities	$364	$109
Common distributions included in accounts payable and accrued liabilities	$387	$629
Net payable related to RSUs not yet settled or issued included in due to/from Extended Stay America, Inc.	$(230)	$(340)
See accompanying notes to condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2020 AND DECEMBER 31, 2019 AND FOR THE THREE MONTHS ENDED
MARCH 31, 2020 AND 2019
(Unaudited)

1. BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION
ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. Extended Stay America, Inc. (the “Corporation”), the parent of ESH REIT, was incorporated in the state of Delaware on July 8, 2013. The Corporation owns, and is expected to continue to own, all of the issued and outstanding Class A common stock of ESH REIT, which, as of March 31, 2020, represents 59% of the outstanding common stock of ESH REIT.
A “Paired Share” consists of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. Each outstanding share of ESH REIT Class B common stock is attached to and trades with one share of Corporation common stock.
As of March 31, 2020 and December 31, 2019, ESH REIT and its subsidiaries owned and leased 558 and 557 hotel properties, respectively, in 40 U.S. states, consisting of approximately 62,100 and 61,900 rooms, respectively. All hotels are leased to wholly-owned subsidiaries of the Corporation (the “Operating Lessees”).
Paired Share Repurchase Program—In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program. As a result of several increases in authorized amounts and program extensions, the combined Paired Share repurchase program currently authorizes the Corporation and ESH REIT to purchase up to $550 million in Paired Shares through December 31, 2020. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of March 31, 2020, ESH REIT had repurchased and retired 28.6 million ESH REIT Class B common shares for $166.4 million, including transaction fees, and $101.1 million remained available under the combined Paired Share repurchase program.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Presentation—Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP have been condensed or omitted in the accompanying condensed consolidated financial statements. ESH REIT believes the disclosures made are adequate to prevent the information presented from being misleading. However, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2019, included in the combined annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2020.
The accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly ESH REIT’s financial position as of March 31, 2020 and the results of ESH REIT’s operations, comprehensive income, changes in equity and cash flows for the three months ended March 31, 2020 and 2019. Interim results are not necessarily indicative of full year performance because of acquisitions, dispositions, financing or other capital transactions and the impact of accounting for variable rental payments under lease arrangements.
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
Property and Equipment—Property and equipment additions are recorded at cost. Major improvements that extend the life or utility of property or equipment are capitalized and depreciated over a period equal to the shorter of the estimated useful life of the improvement or the remaining estimated useful life of the asset. Ordinary repairs and maintenance are charged to expense as incurred. Depreciation and amortization are recorded on a straight-line basis over estimated useful lives which range from 2 to 49 years.
Management assesses long-lived assets for potential impairment quarterly, as well as when events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The identification of events or changes in circumstances that indicate the carrying value of assets may not be recoverable requires judgment. ESH REIT reviews for impairment indicators at the lowest level of identifiable cash flows based on quantitative, qualitative and certain industry-related factors. Quantitative factors include, but are not limited to, hotel property EBITDA, EBITDA margins and EBITDA multiples, and serve to screen assets or asset groups with historical, current or projected operating cash flow losses or deterioration. Qualitative factors include a change in physical condition, economic environment, regulatory environment or primary use, including the evaluation of the asset or group of assets for disposition.
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
The estimation and evaluation of future cash flows, in particular the holding period for real estate assets and asset composition and/or concentration within real estate portfolios, relies on judgments and assumptions regarding holding period, current and future operating performance and current and future market conditions. It is possible that such judgments and/or estimates will change; in particular, the effects of the COVID-19 pandemic could cause economic and market conditions to continue to deteriorate, and if this occurs, or if ESH REIT's expected holding period for real estate assets changes, ESH REIT may recognize impairment charges or losses on sale in future periods reflecting either changes in estimate, circumstance or the estimated market value of assets. Based on market conditions and ESH REIT's plans with respect to its hotel properties as of March 31, 2020, ESH REIT believes that the carrying amounts of the hotel properties are recoverable and no impairment charges were recorded during the three months ended March 31, 2020. However, actual results are subject to a high degree of uncertainty due to the volatility of macroeconomic trends and the evolving nature of the COVID-19 pandemic.
Intangible Assets and Goodwill —Intangible assets include licenses related to certain internal-use software. Licenses are amortized using the straight-line method over their estimated useful life, which is the remaining non-cancellable term of each respective contract. Goodwill represents the purchase price in excess of the fair value of net assets acquired in conjunction with the acquisition of ESH REIT's predecessor in 2010.
Definite-lived intangible assets are reviewed for impairment quarterly and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is reviewed for impairment quarterly, and ESH REIT tests for impairment more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ESH REIT has one operating segment, which is its reporting unit; therefore, management analyzes goodwill associated with all hotels when analyzing for potential impairment. ESH REIT first assesses qualitative factors to determine if it is more likely than not that the fair value of its reporting unit is less than its carrying amount.
ESH REIT believes that the carrying amount of its intangible assets, including goodwill, are recoverable and there are no changes in circumstances that would more likely than not reduce the fair value of its reporting unit below its carrying amount; therefore, no impairment charges were recorded during the three months ended March 31, 2020. However, if the effects of the COVID-19 pandemic cause economic and market conditions to continue to deteriorate, in particular if the market price of Paired Shares further declines, these events could result in impairment charges in the future. Actual results are subject to a high degree of uncertainty due to the volatility of macroeconomic trends and the evolving nature of the COVID-19 pandemic.
Revenue Recognition—ESH REIT’s sole source of revenues is rental revenue derived from operating leases with subsidiaries of the Corporation (i.e., all revenues are generated from agreements with related parties (see Note 10)). Rental revenues are recorded on a straight-line basis as they are earned during the lease terms. Rents receivable from Extended Stay America, Inc. on the accompanying condensed consolidated balance sheets represent monthly rental amounts contractually due. Deferred rents receivable from Extended Stay America, Inc. on the accompanying condensed consolidated balance sheets represent the cumulative difference between straight-line rental revenues recognized and rental revenues contractually due. Lease rental payments received prior to rendering services are included in unearned rental revenues from Extended Stay America, Inc. on the accompanying condensed consolidated balance sheets. Variable rental revenues, specifically percentage rental revenues related to hotel revenues of the Operating Lessees, are recognized when such amounts are fixed and determinable (i.e., only when percentage rental revenue thresholds have been achieved).
Recently Issued Accounting Standards
Reference Rate Reform—In March 2020, the FASB issued an accounting standards update that provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR, subject to meeting certain criteria. ESH REIT adopted this update on March 12, 2020, and the update is effective through December 31, 2022, during which time ESH REIT may elect to apply the optional expedients and exceptions offered under the standard. ESH REIT's variable rate debt and interest rate swap are tied to rates that reference LIBOR (see Notes 7 and 8). As of March 31, 2020, ESH REIT had not applied any of these optional expedients or exceptions. The adoption of this update did not, and is not expected to, have a material effect on ESH REIT's condensed consolidated financial statements.
Income Taxes—In December 2019, the FASB issued an accounting standards update which simplifies the accounting for income taxes. The update amends several topics including interim period accounting for enacted changes in tax law and year-to-date loss limitation in interim-period tax accounting. This update will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020, and may be early adopted. ESH REIT does not expect the adoption of this update to have a material effect on its condensed consolidated financial statements.
Fair Value Measurement—In August 2018, the FASB issued an accounting standards update which modifies the disclosure requirements for fair value measurements in Topic 820, Fair Value Measurement. ESH REIT adopted this update on January 1, 2020. The adoption of this update did not have a material effect on ESH REIT's condensed consolidated financial statements.
Intangibles-Goodwill and Other—Internal-Use Software—In August 2018, the FASB issued an accounting standards update which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. ESH REIT adopted this update on January 1, 2020, using a prospective transition method. The adoption of this update did not have a material effect on ESH REIT's condensed consolidated financial statements.
Goodwill—In January 2017, the FASB issued an accounting standards update in which the guidance on testing for goodwill was updated to eliminate Step 2 in the determination on whether goodwill should be considered impaired. Annual and/or interim assessments are still required. ESH REIT adopted this update on January 1, 2020, using a prospective transition method. The adoption of this update did not have a material effect on ESH REIT's condensed consolidated financial statements.
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

The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income	$7,918	$15,066
Less preferred dividends	(4)	(4)
Net income available to ESH Hospitality, Inc. common shareholders	$7,914	$15,062
Class A:
Net income available to ESH Hospitality, Inc. Class A common shareholders - basic	$4,627	$8,598
Amounts attributable to ESH Hospitality, Inc. Class B shareholders assuming conversion	(2)	(4)
Net income available to ESH Hospitality, Inc. Class A common shareholders - diluted	$4,625	$8,594
Class B:
Net income available to ESH Hospitality, Inc. Class B common shareholders - basic	$3,287	$6,464
Amounts attributable to ESH Hospitality, Inc. Class B shareholders assuming conversion	2	4
Net income available to ESH Hospitality, Inc. Class B common shareholders - diluted	$3,289	$6,468
Denominator:
Class A:
Weighted-average number of ESH Hospitality, Inc. Class A common shares outstanding - basic and diluted	250,494	250,494
Class B:
Weighted-average number of ESH Hospitality, Inc. Class B common shares outstanding - basic	177,990	188,348
Dilutive securities	181	228
Weighted-average number of ESH Hospitality, Inc. Class B common shares outstanding - diluted	178,171	188,576
Net income per ESH Hospitality, Inc. common share - Class A - basic	$0.02	$0.03
Net income per ESH Hospitality, Inc. common share - Class A - diluted	$0.02	$0.03
Net income per ESH Hospitality, Inc. common share - Class B - basic	$0.02	$0.03
Net income per ESH Hospitality, Inc. common share - Class B - diluted	$0.02	$0.03

4. HOTEL ACQUISITIONS
No hotels were acquired during the three months ended March 31, 2020. On November 12, 2019, ESH REIT acquired a 121-room operating hotel from Crestwood Suites of Lakeland, LLC for $10.0 million. Other than ordinary components of prorated net working capital, no liabilities were assumed in the purchase. The majority of the purchase price was allocated to building and improvements, with estimated useful lives ranging from five to 44 years.

5. PROPERTY AND EQUIPMENT
Net investment in property and equipment as of March 31, 2020 and December 31, 2019, consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Hotel properties:
Land and site improvements (1)	$1,233,841	$1,230,598
Building and improvements	2,846,322	2,824,061
Furniture, fixtures and equipment (2)	756,088	751,417
Total hotel properties	4,836,251	4,806,076
Development in process (3)	80,269	70,864
Other	1,675	1,675
Total cost	4,918,195	4,878,615
Less accumulated depreciation	(1,412,562)	(1,372,595)
Property and equipment — net	$3,505,633	$3,506,020
_________________________________
(1)Includes finance lease asset of $3.2 million as of March 31, 2020 and December 31, 2019.
(2)Includes finance lease asset of $0.4 million and $0 as of March 31, 2020 and December 31, 2019, respectively
(3)Includes finance lease asset of $0.8 million as of March 31, 2020 and December 31, 2019.
As of March 31, 2020 and December 31, 2019, development in process consisted of 14 and 15 land parcels, respectively, that were in various phases of construction and/or development. ESH REIT expects to delay commencement of construction of four of these locations as a result of current market uncertainty.
During the three months ended March 31, 2020, ESH REIT completed construction of a 120-room hotel in Florida. The hotel opened and was leased to the Corporation in March 2020. During 2019, ESH REIT completed construction of a 124-room hotel in Florida and a 136-room hotel in Arizona. The hotels opened and were leased to the Corporation in December 2019. During the three months ended March 31, 2020, these hotels contributed rental revenues, total operating expenses and income before income tax expense as follows (in thousands):

Three Months Ended March 31, 2020
Rental revenues	$702
Total operating expenses	586
Income before income tax expense	115

6. INTANGIBLE ASSETS AND GOODWILL
ESH REIT's intangible assets and goodwill as of March 31, 2020 and December 31, 2019, consist of the following (dollars in thousands):

	March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—software licenses	$10,362	$(1,069)	$9,293
Goodwill	44,012	—	44,012
Total intangible assets and goodwill	$54,374	$(1,069)	$53,305

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—software licenses	$10,353	$(763)	$9,590
Goodwill	44,012	—	44,012
Total intangible assets and goodwill	$54,365	$(763)	$53,602

The remaining weighted-average amortization period for amortizing intangible assets is approximately 8 years as of March 31, 2020. Estimated future amortization expense for amortizing intangible assets is as follows (in thousands):

Years Ending December 31,
Remainder of 2020	$919
2021	1,225
2022	1,225
2023	1,225
2024	1,225
2025	1,225
Thereafter	2,249
Total	$9,293

7. DEBT
Summary—ESH REIT’s outstanding debt, net of unamortized debt discount and unamortized deferred financing costs, as of March 31, 2020 and December 31, 2019, consists of the following (dollars in thousands):

	Stated Amount	Carrying Amount				Unamortized Deferred Financing Costs
Loan		March 31, 2020		December 31, 2019		March 31, 2020		December 31, 2019		Stated Interest Rate	Maturity Date
Term loan facility
ESH REIT Term Facility	$630,909	$625,863	(1)	$627,368	(1)	$8,693		$9,030		LIBOR (2) + 2.00%	9/18/2026	(3)
Senior notes
2025 Notes	1,300,000	1,293,315	(4)	1,292,986	(4)	14,349		15,055		5.25%	5/1/2025
2027 Notes	750,000	750,000		750,000		13,199		13,633		4.63%	10/1/2027
Revolving credit facility
ESH REIT Revolving Credit Facility	350,000	350,000		—		2,472	(5)	2,606	(5)	LIBOR (2) + 2.00%	9/18/2024
Unsecured Intercompany Facility
Unsecured Intercompany Facility	75,000	—		—		—		—		5.00%	9/18/2026
Total		$3,019,178		$2,670,354		$38,713		$40,324

_________________________________
(1)The ESH REIT Term Facility (defined below) is presented net of an unamortized debt discount of $1.9 million and $2.0 million as of March 31, 2020 and December 31, 2019, respectively.
(2)As of March 31, 2020 and December 31, 2019, one-month LIBOR was 0.99% and 1.76%, respectively. As of March 31, 2020 and December 31, 2019, $150.0 million and $200.0 million, respectively, of the ESH REIT Term Facility was subject to an interest rate swap at a fixed rate of 1.175%.
(3)Amortizes in equal quarterly installments of $1.6 million. In addition to scheduled amortization, subject to certain exceptions, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required commencing with the year ending December 31, 2020. Annual mandatory prepayments for a given fiscal year are due during the first quarter of the following fiscal year.
(4)The 2025 Notes (defined below) are presented net of an unamortized discount of $6.7 million and $7.0 million as of March 31, 2020 and December 31, 2019, respectively.
(5)Unamortized deferred financing costs related to the revolving credit facility are included in other assets in the accompanying consolidated balance sheets.
ESH REIT Credit Facilities
ESH REIT’s credit agreement, as may be amended and supplemented from time to time, provides for senior secured credit facilities (collectively, the “ESH REIT Credit Facilities”) which consist of a $630.9 million senior secured term loan facility (the “ESH REIT Term Facility”) and a $350.0 million senior secured revolving credit facility (the “ESH REIT Revolving Credit Facility”). Subject to the satisfaction of certain criteria, borrowings under the ESH REIT Credit Facilities may be increased by an amount of up to $600.0 million, plus additional amounts, so long as, after giving effect to the incurrence of such incremental facility and the application of proceeds thereof, ESH REIT’s pro-forma senior loan-to-value ratio is less than or equal to 45%.
ESH REIT Term Facility—The ESH REIT Term Facility bears interest at a rate equal to (i) LIBOR plus 1.75% for any period during which ESH REIT maintains a public corporate family rating better than or equal to BB (with a stable or better outlook) from S&P and Ba3 (with a stable or better outlook) from Moody’s (a “Level 1 Period”) or LIBOR plus 2.00% for any period other than a Level 1 Period; or (ii) a base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50% or (C) the one-month adjusted LIBOR rate plus 1.00%), plus 0.75% during a Level 1 Period or 1.00% for any period other than a Level 1 Period. The ESH REIT Term Facility amortizes in equal quarterly installments of $1.6 million. In addition to scheduled amortization, subject to certain exceptions, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required. ESH REIT has the option to voluntarily prepay outstanding loans under the ESH REIT Term Facility at any time without penalty.
ESH REIT Revolving Credit Facility—Borrowings under the ESH REIT Revolving Credit Facility bear interest at a rate equal to (i) LIBOR plus a spread that ranges from 1.50% to 2.00% based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined, or (ii) a base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50%, or (C) the one-month adjusted LIBOR rate plus 1.00%) plus a spread that ranges from 0.50% to 1.00% based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined. ESH REIT incurs a fee of 0.30% or 0.175% on the unutilized revolver balance. ESH REIT is also required to pay customary letter of credit fees and agency fees. The ESH REIT Revolving Credit Facility provides for the issuance of up to $50.0 million of letters of credit. As of March 31, 2020, ESH REIT had no letters of credit outstanding and no available borrowing capacity under the facility.
In March 2020, ESH REIT borrowed the full available borrowing capacity of $350.0 million under the ESH REIT Revolving Credit Facility as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of uncertainty in business markets resulting from the COVID-19 pandemic. These proceeds may in the future be used for working capital, general corporate or other purposes permitted under the agreement.
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
ESH REIT 2025 Notes
In May 2015 and March 2016, ESH REIT issued $500.0 million and $800.0 million, respectively, of its 5.25% senior notes due in May 2025 (the “2025 Notes”) under an indenture with Deutsche Bank Trust Company Americas, as trustee, in private placements pursuant to Rule 144A of the Securities Act of 1933, as amended. ESH REIT may redeem the 2025 Notes at any time on or after May 1, 2020, in whole or in part, at a redemption price equal to 102.625% of the principal amount, declining annually to 100% of the principal amount from May 1, 2023 and thereafter, plus accrued and unpaid interest. Prior to May 1, 2020, ESH REIT may redeem the 2025 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a “make-whole” premium, as defined, plus accrued and unpaid interest. Upon a Change of Control, as defined, holders of the 2025 Notes have the right to require ESH REIT to redeem the 2025 Notes at 101% of the principal amount, plus accrued and unpaid interest.

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
Unsecured Intercompany Facility
In August 2016, ESH REIT, as borrower, and the Corporation, as lender, entered into an unsecured intercompany credit facility, as may be amended and supplemented from time to time (the “Unsecured Intercompany Facility”). Under the Unsecured Intercompany Facility, ESH REIT may borrow up to $300.0 million, plus additional amounts, in each case subject to certain conditions. Loans under the Unsecured Intercompany Facility bear interest at an annual rate of 5.0%. ESH REIT has the option to prepay outstanding balances under the facility without penalty. As of March 31, 2020 and December 31, 2019, the amount outstanding under the facility was $0.
Covenants
The ESH REIT Credit Facilities, the 2027 Notes, the 2025 Notes and the Unsecured Intercompany Facility contain a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to engage in certain transactions. In addition, the ESH REIT Revolving Credit Facility contains a financial covenant that, subject to certain conditions, requires compliance with a certain senior loan-to-value ratio. The agreements governing ESH REIT’s indebtedness also contain certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and, in the case of the ESH REIT Credit Facilities and the Unsecured Intercompany Facility, certain material operating leases and management agreements. As of March 31, 2020, ESH REIT was in compliance with all covenants under its debt agreements.
ESH REIT’s continued compliance with these covenants could be impacted by current or future economic conditions associated with the COVID-19 pandemic. ESH REIT's failure to maintain compliance with its debt covenants or to pay debt obligations as they become due would give rise to a default under one or more of the agreements governing its indebtedness, and could entitle the lenders under the defaulted agreements to accelerate the maturity of the amounts thereunder, which could raise substantial doubt about ESH REIT's ability to continue as a going concern. ESH REIT may seek covenant waivers or attempt to amend its covenants, though there is no certainty that it would be successful in such efforts.
Interest Expense, net—The components of net interest expense during the three months ended March 31, 2020 and 2019, are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Contractual interest (1)	$31,090	$28,575
Amortization of deferred financing costs and debt discount	2,022	1,969
Other costs (2)	262	356
Interest Income	(946)	(966)
Total	$32,428	$29,934
______________________
(1)Net of capitalized interest of $0.9 million and $0.3 million, respectively.
(2)Includes interest expense on finance leases (see Note 11) and unused facility fees.

Fair Value of Debt—As of March 31, 2020 and December 31, 2019, the estimated fair value of ESH REIT’s debt was $2.6 billion and $2.7 billion, respectively. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available, to the stated interest rates and spreads on ESH REIT’s debt. As of March 31, 2020 and December 31, 2019, the estimated fair value of the ESH REIT Revolving Credit Facility is equal to its carrying value due to its short-term nature and frequent settlement.
8. DERIVATIVE INSTRUMENTS
ESH REIT is a counterparty to a floating-to-fixed interest rate swap at a fixed rate of 1.175% and a floating rate of one-month LIBOR to manage its exposure to interest rate risk on a portion of the ESH REIT Term Facility. The notional amount of the interest rate swap as of March 31, 2020 was $150.0 million. The notional amount decreases by an additional $50.0 million every six months until the swap’s maturity in September 2021.
For the three months ended March 31, 2020 and 2019, ESH REIT received proceeds of $0.3 million and $1.0 million, respectively, that offset interest expense. As of March 31, 2020, $1.0 million of interest expense is expected to be recognized over the following twelve months.
The table below presents the amounts and classification of the interest rate swap on ESH REIT’s condensed consolidated financial statements (in thousands):

	(Accrued liabilities) other assets	Accumulated other comprehensive (loss) income, net of tax		Interest (income) expense, net
As of March 31, 2020	$(1,224)	$(1,224)	(1)
As of December 31, 2019	$831	$830	(2)
For the three months ended March 31, 2020				$(257)
For the three months ended March 31, 2019				$(975)
_______________________________
(1)Changes during the three months ended March 31, 2020, on a pre-tax basis, consisted of changes in fair value of $(2.1) million.
(2)Changes during the year ended December 31, 2019, on a pre-tax basis, consisted of changes in fair value of $(5.0) million.
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

ESH REIT recorded a provision for state income taxes of less than $0.1 million, an effective tax rate of less than 0.1%, for each of the three months ended March 31, 2020 and 2019. ESH REIT’s effective tax rate differs from the federal statutory rate of 21% due to ESH REIT’s status as a REIT under the provisions of the Code.
ESH REIT’s income tax returns for the years 2016 to present are subject to examination by the Internal Revenue Service and other taxing authorities. As of March 31, 2020, a subsidiary of ESH REIT was under examination by the Canadian Revenue Agency for the tax years 2014 through 2017. As the audit is still in process the timing of the resolution and any payments that may be required cannot be determined at this time. ESH REIT believes that, to the extent a liability may exist, it is appropriately reserved as of March 31, 2020.

10. RELATED PARTY TRANSACTIONS
Revenues and Expenses
Leases and Rental Revenues—All revenues are generated as a result of, and earned from, three operating leases with related parties. The counterparty to each lease agreement is a subsidiary of the Corporation. Fixed and variable rental revenues for the three months ended March 31, 2020 and 2019 are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Fixed rental revenues	$119,190	$118,005
Variable rental revenues(1)	—	—
_________________________________
(1)Regardless of whether cash rental payments are received, ESH REIT only recognizes revenue when a lessee’s revenue exceeds specific thresholds stated in the lease. Variable rental revenue thresholds were not achieved during the three months ended March 31, 2020 or 2019.
Each lease agreement has a five-year term that expires in October 2023 and contains an automatic five-year renewal, unless lessee provides notice that it will not renew no later than thirty months prior to expiration. Upon renewal, minimum and percentage rents will be adjusted to reflect then-current market terms. Future fixed rental payments to be received under current remaining noncancellable lease terms are as follows (in thousands):

Years Ending December 31,
Remainder of 2020	$350,521
2021	479,830
2022	491,866
2023	419,911
Total	$1,742,128
Overhead Expenses—The Corporation incurs costs under a services agreement between the Corporation and ESH REIT for certain overhead services performed on each entities’ behalf. The services relate to executive management, accounting, financial analysis, training and technology. For the three months ended March 31, 2020 and 2019, ESH REIT incurred $2.9 million and $2.5 million, respectively, included in general and administrative expenses in the accompanying condensed consolidated statements of operations, related to these services. Expenses incurred under this services agreement also include expenses related to certain employees that participate in the Corporation’s long-term incentive plan. Such charges were $0.2 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively.
Debt and Equity Transactions
Unsecured Intercompany Facility—As of March 31, 2020 and December 31, 2019, there were no outstanding balances owed by ESH REIT to the Corporation under the Unsecured Intercompany Facility, and ESH REIT incurred no interest expense during the three months ended March 31, 2020 and 2019 related to the Unsecured Intercompany Facility. ESH REIT is able to borrow under the Unsecured Intercompany Facility up to $300.0 million, plus additional amounts, in each case subject to certain conditions (see Note 7).
Distributions—During the three months ended March 31, 2020 and 2019, ESH REIT paid distributions of $35.1 million and $37.6 million, respectively, to the Corporation in respect of the Class A common stock of ESH REIT.
Issuance of Common Stock—During the three months ended March 31, 2020 and 2019, ESH REIT was compensated $0.7 million and $1.2 million, respectively, for the issuance of 0.2 million shares of Class B common stock, each of which was attached to a share of Corporation common stock to form a Paired Share, used to settle vested restricted stock units (“RSUs”).
As of March 31, 2020, the Corporation has granted a total of 1.1 million RSUs, whereby, as a counterparty to these outstanding RSUs, ESH REIT is expected to issue and be compensated in cash for 1.1 million shares of Class B common stock of ESH REIT in future periods, assuming market-based awards vest at 100% and no forfeitures.

Related Party Balances
Related party transaction balances as of March 31, 2020 and December 31, 2019, include the following (in thousands):

	March 31, 2020	December 31, 2019
Leases:
Rents receivable(1)	$666	$1,572
Deferred rents receivable(2)	$31,429	$28,917
Unearned rental revenues(1)	$(58,023)	$(38,770)

Working capital and other:
Ordinary working capital(3)	$(10,598)	$(12,160)
Equity awards (payable) receivable(4)	(230)	322
Total working capital and other, net(5)	$(10,828)	$(11,838)
______________________
(1)Rents receivable relate to percentage rents. As of March 31, 2020, unearned rental revenues related to April 2020 fixed minimum rent of $38.8 million and percentage rent of $19.2 million. As of December 31, 2019, unearned rental revenues related to January 2020 fixed minimum rent.
(2)Revenues recognized in excess of cash rents received.
(3)Represents disbursements and/or receipts made by the Corporation or ESH REIT on the other entity’s behalf. Includes overhead costs incurred by the Corporation on ESH REIT’s behalf.
(4)Represents amounts related to RSUs not yet settled or issued.
(5)Outstanding balances are typically repaid within 30 days.
11. COMMITMENTS AND CONTINGENCIES
Lease Commitments—ESH REIT is a tenant under long-term ground leases at five of its hotel properties, including one hotel site for which development is in process. Three of these leases are operating leases and two are finance leases. The ground lease agreements terminate at various dates between 2023 and 2096 and several of the agreements include multiple renewal options for generally five or ten year periods. As ESH REIT is reasonably certain that it will exercise the options to extend its ground leases, fixed payments associated with the extensions are included in the measurement of related right-of-use assets and lease liabilities. Additionally, as of March 31, 2020, ESH REIT leased certain technology equipment located at its hotel sites under finance leases.
Operating lease costs related to ground leases are included in hotel operating expenses in the condensed consolidated statements of operations. Finance lease interest costs are included in interest expense, net in the condensed consolidated statements of operations (see Note 7) or, when pertaining to assets under development, are capitalized and included in property and equipment, net on the condensed consolidated balance sheets (see Note 5). No amortization costs were incurred during the three months ended March 31, 2020 and 2019 for finance leases pertaining to land or land in development. ESH REIT has no variable lease costs or short-term leases.

For the three months ended March 31, 2020, components of ESH REIT’s total lease costs are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease costs	$326	$325
Finance lease costs - interest	61	61
Total lease costs	$387	$386
ESH REIT’s right-of-use assets and lease liabilities are as follows (in thousands):

	March 31, 2020	December 31, 2019
Right-of-use assets:
Operating(1)	$1,916	$2,084
Finance(2)	4,343	3,979

Lease liabilities:
Operating(3)	9,173	9,207
Finance	3,707	3,379
_________________________________
(1)Included in other assets on the accompanying condensed consolidated balance sheets.
(2)Included in property and equipment, net on the accompanying condensed consolidated balance sheets.
(3)Included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.
Maturities of lease liabilities as of March 31, 2020, are as follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
Remainder of 2020	$588	$479
2021	784	585
2022	806	397
2023	552	400
2024	503	402
2025	503	429
Thereafter	77,091	2,671
Total	$80,827	$5,363

Total discounted lease liability	$9,173	$3,707
Difference between undiscounted cash flows and discounted cash flows	$71,654	$1,656

Weighted-average remaining lease term	58 years	11 years
Weighted-average discount rate	6.6%	6.8%

ESH REIT’s leases do not contain residual value guarantees and do not contain restrictions with respect to incurring additional financial obligations or paying dividends. As of March 31, 2020, ESH REIT does not have any leases that have not yet commenced.
Legal Contingencies—ESH REIT is not a party to any litigation or claims, other than routine matters arising in the ordinary course of business that are incidental to the operation of its business. ESH REIT believes that the results of all litigation and claims, individually or in the aggregate, will not have a material adverse effect on its condensed consolidated financial statements, its business, results of operations and financial condition.

12. SUBSEQUENT EVENTS
On May 6, 2020, the Board of Directors of ESH REIT declared a cash distribution of $0.01 per share for the first quarter of 2020 on its Class A and Class B common stock. This distribution is payable on June 4, 2020 to shareholders of record as of May 21, 2020.
COVID-19 Pandemic Update
In December 2019, an outbreak of a novel strain of coronavirus (“COVID-19”) originated in Wuhan, China and has since spread worldwide, posing public health risks that, by March 2020, reached pandemic proportions. The COVID-19 pandemic has significantly affected the global economy and strained the lodging industry due to travel restrictions, stay-at-home directives and shelter-in-place ordinances that have resulted in cancellations and reduced travel around the world.
ESH REIT's business and operational outlook is expected to be materially negatively impacted by the COVID-19 pandemic, specifically its ability to generate material, if any, percentage rental revenues under its leases due to material decreases in hotel revenues of the Operating Lessees. As the COVID-19 pandemic evolves, ESH REIT will continue to monitor the impacts of the pandemic on the operations of the Operating Lessees, including their ability to pay fixed minimum rents in accordance with the terms of the lease agreements. ESH REIT will also continue to monitor its financial condition and implement mitigation strategies while working to preserve liquidity. As of April 30, 2020, ESH REIT had unrestricted cash and cash equivalents of $608.4 million. Based on a preliminary assessment of our performance for the first four weeks of the second quarter and current trends, ESH REIT expects a decline in cash percentage rental payments in the second quarter of 2020 compared to the second quarter of 2019. Because second quarter results are not complete and the actual performance of the remaining portion of the quarter could deviate from current trends, ESH REIT's expectations with respect to any of the foregoing are subject to change. ESH REIT does not expect to, and undertakes no obligation to, announce any change in expectations prior to the announcement of actual second quarter results.
In response to the negative impact on ESH REIT's business and financial condition, ESH REIT has taken, or intends to take, additional steps to reduce operating costs and maintain financial and liquidity flexibility, such as, but not limited to the following:
•reducing planned capital expenditures related to non-guest facing capital investments, as well as hotel renovations and construction of new hotels;
•drawing the full $350 million of borrowing capacity under the ESH REIT Revolving Credit Facility (see Note 7);
•reducing the quarterly distribution to holders of ESH REIT's Class A and Class B common stock for the first quarter of 2020 and likely reducing it in future periods; and
•suspending Paired Share repurchases until the economic environment stabilizes.
On March 27, 2020, President Trump signed into law the CARES Act. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. ESH REIT continues to examine the impacts the COVID-19 pandemic and the CARES Act may have on its business; however, it is impossible to predict the complete effect and ultimate impact as the situation is continuously evolving.

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
•Corporation means Extended Stay America, Inc., a Delaware corporation, and its subsidiaries (excluding ESH REIT and its subsidiaries), which include the Operating Lessees (as defined below), ESH Strategies (as defined below) and ESA Management (as defined below). The Corporation controls ESH REIT through its ownership of ESH REIT’s Class A common stock, which currently represents 59% of the outstanding common stock of ESH REIT.
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
•System-wide hotels means all hotels that are operated under the Extended Stay America brand and that are owned, franchised and/or managed by the Company. As of March 31, 2020, there were 632 system-wide hotels.
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

The following discussion may contain forward-looking statements. Actual results may differ materially from those suggested by any forward-looking statements for various reasons, including those discussed in “Risk Factors” in the 2019 Form 10-K and in “Item 1A. Risk Factors” contained in this quarterly report, and “Cautionary Note Regarding Forward-Looking

Statements” contained herein. Those sections expressly qualify any subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf.
We present below separate results of operations for each of the Company and ESH REIT. Our assets and operations, other than ownership of our real estate assets, which are owned by ESH REIT, are held directly by the Corporation and operated as an integrated enterprise. The Corporation owns all of the issued and outstanding shares of Class A common stock of ESH REIT, representing 59% of the outstanding common stock of ESH REIT. Due to its controlling interest in ESH REIT, the Corporation consolidates the financial position, results of operations, comprehensive income and cash flows of ESH REIT.
Overview
We are the largest integrated owner/operator of company-branded hotels in North America. Our business operates in the extended-stay segment of the lodging industry, and we have the following reportable operating segments:
•Owned Hotels—Earnings are derived from the operation of Company-owned hotel properties and include room and other hotel revenues, which accounted for 98.1% of total revenues for the three months ended March 31, 2020.
•Franchise and management—Earnings are derived from fees under various franchise and management agreements with third parties, which accounted for 1.9% of total revenues for the three months ended March 31, 2020. These contracts provide us the ability to earn compensation for licensing the Extended Stay America brand name, providing access to shared system-wide platforms and/or management services.
As of March 31, 2020, we owned and operated 558 hotel properties in 40 U.S. states, consisting of approximately 62,100 rooms, and franchised or managed 74 hotel properties for third parties, consisting of approximately 7,600 rooms. All 632 system-wide hotels operate under the Extended Stay America brand, which serves the mid-price extended stay segment and accounts for approximately 41% of the segment by number of rooms in the United States ("U.S."). RevPAR for owned hotels was $45.23 and $48.20 for the three months ended March 31, 2020 and 2019, respectively. RevPAR for comparable system-wide hotels, which includes hotels owned, franchised or managed for the full three months ended March 31, 2020 and 2019, was $43.98 and $46.67 for the three months ended March 31, 2020 and 2019, respectively.
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
During the trailing twelve months ended March 31, 2020, 36.7%, 20.9% and 42.4% of our owned hotel room revenues were derived from guests with stays from 1-6 nights, from 7-29 nights and for 30 or more nights, respectively. For the trailing twelve months ended March 31, 2020, 23.8% of our owned hotel room revenues were derived from property-direct reservations, 27.8% were derived from our central call center, 19.7% were derived from our own proprietary website, 25.5% were derived from third party intermediaries and 3.2% were derived from travel agencies using global distribution systems.
During the trailing twelve months ended March 31, 2020, 53.0% of our franchise and management fees and related revenues were derived from franchising activities and 47.0% were derived from management activities. Franchisees typically pay an initial application fee, along with monthly royalty and system service fees for the licensing of our brand and the use of our shared system-wide platforms, such as marketing, technology infrastructure, central reservations, national sales and revenue management systems. The standard term for our franchise agreements is generally 20 years.
We seek to drive our competitive advantage by targeting our product and service offering to an underserved customer base within the lodging industry and the extended stay segment, and by driving economies of scale through our national distribution and concentration of hotels in individual markets. As the only major hotel company focused solely on the extended stay segment, we focus on operational excellence in our core business, which includes delivering a consistent guest experience and using commercial distribution channels we have identified as the most effective to drive additional guests into our hotels. In addition to owning and operating hotels, we have increased, and intend to continue to increase, our fee-based income stream, which we receive when we franchise our brand to third parties and, in certain instances, manage hotels on behalf of our franchisees. Additionally, we seek to maximize the value and increase the overall quality of our real estate portfolio by selling non-strategic hotels over time and in certain instances franchise our brand to those buyers.

As discussed in Note 14 and Note 12 to the condensed consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., respectively, included in Item 1 of this combined quarterly report on Form 10-Q, the COVID-19 pandemic has significantly impacted our business and results of operations and as a result we have taken measures to reduce operating and other costs and preserve liquidity. Our current and future plans included the following:

•continuing to invest capital in our hotels on an ongoing basis and through future cyclical hotel renovations where justified by anticipated returns on investment;
•constructing new Extended Stay America hotel properties we expect to own and operate;
•extracting value from our real estate portfolio through the sale of non-strategic hotels to buyers that may franchise the Extended Stay America brand from us and for whom we may perform management or other services;
•franchising the Extended Stay America brand to newly constructed hotels built and owned by third parties for whom we may perform management or other services;
•converting existing hotels to the Extended Stay America brand, either as franchises or on our own balance sheet;
•repurposing and/or rebuilding certain of our hotel properties; and
•exploring acquisitions of additional hotel properties and/or companies.
As a result of the pandemic and its impact on our business, we have de-emphasized or delayed certain of our strategies in order to reduce costs, conserve financial and employee resources, and maintain short, medium and long-term liquidity. While the evolution and resulting impact of this pandemic is highly uncertain, we believe our business model has been resilient in absorbing the impact of the COVID-19 pandemic compared to the broader lodging industry. Once the COVID-19 pandemic and its effects subside, we expect to refocus on our current and future plans to grow and improve our brand to drive shareholder value.
During the three months ended March 31, 2020, as a result of the COVID-19 pandemic, the Company experienced material adverse impacts on RevPAR due to both ADR and occupancy, net income, Adjusted EBITDA and cash flows from operations. For the three months ended March 31, 2020, the Company’s RevPAR and Adjusted EBITDA declined 6.2% and 16.0%, respectively, compared with the three months ended March 31, 2019.
A disproportionate portion of the decreases in RevPar and Adjusted EBITDA for the three months ended March 31, 2020 was attributable to significantly deteriorating performance we experienced in the last three to four weeks of the first quarter. This deterioration continued and increased in the first weeks of the second quarter. As a result, we expect to experience a materially larger decrease in RevPAR and Adjusted EBITDA in the three months ended June 30, 2020 due to worsening macroeconomic conditions related to the COVID-19 pandemic. Actual results are subject to a high degree of uncertainty due to the volatility of macroeconomic trends and the evolving severity of the pandemic.
Hotel Acquisitions and New Hotel Openings
The table below summarizes hotel acquisitions and new owned hotel openings during the three months ended March 31, 2020 and the year ended December 31, 2019. All hotels were converted or opened under the Extended Stay America brand.

Date	Location	Number of Hotels	Number of Rooms	Acquisition / New-Build
November 2019	Florida	1	121	Acquisition
December 2019	Florida	1	124	New-Build
December 2019	Arizona	1	136	New-Build
March 2020	Florida	1	120	New-Build

Hotel Pipeline
As of March 31, 2020, the Company had a pipeline of 73 hotels, which consisted of the following:

Company-Owned Pipeline & Recently Opened Hotels as of March 31, 2020
Under Option		Pre-Development		Under Construction		Total Pipeline		Opened YTD
# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms
—	—	4	504	10	1,256	14	1,760	1	120

Third-Party Pipeline & Recently Opened Hotels as of March 31, 2020
Commitments		Applications		Executed		Total Pipeline		Opened YTD
# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms
27	3,348	5	588	27	3,132	59	7,068	1	113

Definitions
Under Option	Locations with a signed purchase and sale agreement
Pre-Development	Land purchased, permitting and/or site work
Under Construction	Hotel is under construction
Commitments	Signed commitment to build or convert a certain number of hotels by a third party, generally associated with a prior portfolio sale
Applications	Third party filed franchise application with deposit
Executed	Franchise and development application approved, geography identified and deposits paid, various stages of pre-development and/or construction
The Company expects to delay commencement of construction of the four pre-development locations as a result of current market uncertainty. We also expect delays in certain third-party pipeline activity. The length of such delays and severity of the impact on our business, including our financial position, results of operations and liquidity, is highly uncertain.

Understanding Our Results of Operations—The Company
The following table presents the components of the Company’s revenues as a percentage of our total revenues for the three months ended March 31, 2020:

Percentage of 2020 Year to Date Total Revenues
• Room revenues. Room revenues relate to owned hotels and are driven primarily by ADR and occupancy. Pricing policy and customer mix are significant drivers of ADR. Room revenues and similar measures or metrics are presented and/or discussed with respect to owned hotels as opposed to on a system-wide basis. System-wide hotels include all owned, franchised and/or managed hotels.	95.6%
• Other hotel revenues. Other hotel revenues relate to owned hotels and include ancillary revenues such as laundry revenues, vending commissions, additional housekeeping fees, purchased WiFi upgrades, parking revenues and pet charges. Occupancy and customer mix, as well as the number and percentage of guests that have longer-term stays, have been historical drivers of our other hotel revenues.	2.5%
• Franchise and management fees. Franchise and management fees include royalty and other fees charged to third party hotel owners for use of our brand name and hotel management services. The substantial majority of these fees are based on a percentage of revenues of the franchised or managed hotels.	0.5%
•     Other revenues from franchised and managed properties. Other revenues from franchised and managed properties include the direct reimbursement of specific costs, such as on-site personnel, incremental reservation costs and other distribution costs, incurred by us for which we are reimbursed on a dollar-for-dollar basis by third party hotel owners. Additionally, these revenues include fees charged, based on a percentage of revenue of the franchised hotel, as reimbursement for indirect costs incurred by us associated with certain shared system-wide platforms (i.e., system services), such as marketing, technology infrastructure, central reservations, national sales and revenue management systems.
1.4%
The following table presents the components of the Company’s operating expenses as a percentage of our total operating expenses for the three months ended March 31, 2020:

Percentage of 2020 Year to Date Total Operating Expenses
• Hotel operating expenses. Hotel operating expenses relate to owned hotels and have both fixed and variable components. Operating expenses that are relatively fixed include personnel expense, real estate tax expense and property insurance premiums. Occupancy is a key driver of expenses that have a high degree of variability, such as housekeeping services and amenity costs. Other variable expenses include marketing costs, reservation costs, property insurance claims and repairs and maintenance expense.	64.9%
• General and administrative expenses. General and administrative expenses include expenses associated with corporate overhead. Costs consist primarily of compensation expense of our corporate staff, including equity-based compensation and severance costs, and professional fees, including audit, tax and consulting fees, legal fees and legal settlement costs.	10.7%
• Depreciation and amortization. Depreciation and amortization relates primarily to the acquisition and usage of hotels and other property and equipment, including capital expenditures incurred with respect to renovations and other capital expenditures.	22.6%
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
1.8%

Understanding Our Results of Operations—ESH REIT
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
Expenses. The following table presents the components of ESH REIT’s operating expenses as a percentage of ESH REIT’s total operating expenses for the three months ended March 31, 2020:

Percentage of 2020 Year to Date Total Operating Expenses
• Hotel operating expenses. ESH REIT’s hotel operating expenses include expenses directly related to hotel ownership, such as real estate tax expense, property insurance premiums and loss on disposal of certain capital assets.	31.3%
• General and administrative expenses. General and administrative expenses include overhead expenses incurred directly by ESH REIT and certain administrative service costs reimbursed to the Corporation.	5.3%
• Depreciation and amortization. Depreciation and amortization relate primarily to the acquisition and usage of hotels and other property and equipment, including capital expenditures incurred with respect to renovations and other capital expenditures.	63.4%

Results of Operations
Results of Operations discusses the Company’s and ESH REIT’s condensed consolidated financial statements, each of which have been prepared in accordance with U.S. GAAP. The condensed consolidated financial statements of the Company include the financial position, results of operations, comprehensive income, changes in equity and cash flows of the Corporation and its subsidiaries, including ESH REIT. Third-party equity interests in ESH REIT, which consist primarily of the Class B common stock of ESH REIT and represent 41% of ESH REIT’s total common equity, are not owned by the Corporation and therefore are presented as noncontrolling interests. The condensed consolidated financial statements of ESH REIT include the financial position, results of operations, comprehensive income, changes in equity and cash flows of ESH REIT and its subsidiaries.
Results of Operations—The Company
Comparison of Three Months Ended March 31, 2020 and March 31, 2019
As of March 31, 2020, the Company owned and operated 558 hotels, consisting of approximately 62,100 rooms, and franchised or managed 74 hotels for third parties, consisting of approximately 7,600 rooms. As of March 31, 2019, the Company owned and operated 554 hotels, consisting of approximately 61,500 rooms, and franchised or managed 73 hotels for third parties, consisting of approximately 7,500 rooms.

The following table presents the Company's consolidated results of operations for the three months ended March 31, 2020 and 2019, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended March 31,
	2020	2019	Change ($)	Change (%)
Revenues:
Room revenues	$254,464	$267,046	$(12,582)	(4.7)%
Other hotel revenues	6,768	5,303	1,465	27.6%
Franchise and management fees	1,279	1,225	54	4.4%
	262,511	273,574	(11,063)	(4.0)%
Other revenues from franchised and managed properties	3,790	4,095	(305)	(7.4)%
Total revenues	266,301	277,669	(11,368)	(4.1)%
Operating Expenses:
Hotel operating expenses	145,295	137,291	8,004	5.8%
General and administrative expenses	23,938	23,027	911	4.0%
Depreciation and amortization	50,520	48,778	1,742	3.6%
	219,753	209,096	10,657	5.1%
Other expenses from franchised and managed properties	4,207	4,647	(440)	(9.5)%
Total operating expenses	223,960	213,743	10,217	4.8%
Other income	2	27	(25)	(92.6)%
Income from operations	42,343	63,953	(21,610)	(33.8)%
Other non-operating expense (income)	703	(178)	881	(494.9)%
Interest expense, net	32,685	29,604	3,081	10.4%
Income before income tax expense	8,955	34,527	(25,572)	(74.1)%
Income tax expense	1,110	6,123	(5,013)	(81.9)%
Net income	7,845	28,404	(20,559)	(72.4)%
Net income attributable to noncontrolling interests(1)	(3,291)	(6,470)	3,179	(49.1)%
Net income attributable to Extended Stay America, Inc. common shareholders	$4,554	$21,934	$(17,380)	(79.2)%
________________________
(1)Noncontrolling interests in Extended Stay America, Inc. include 41% and 42% of ESH REIT’s common equity as of March 31, 2020 and 2019, respectively, and 125 shares of ESH REIT preferred stock.
The following table presents key operating metrics, including occupancy, ADR, RevPAR and hotel inventory for the Company's owned hotels for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,
	2020	2019	Change
Number of hotels (as of March 31)	558	554	4
Number of rooms (as of March 31)	62,053	61,552	501
Occupancy	71.4%	71.4%	—
ADR	$63.35	$67.51	(6.2)%
RevPAR	$45.23	$48.20	(6.2)%
Room revenues. Room revenues decreased by $12.6 million, or 4.7%, to $254.5 million for the three months ended March 31, 2020 compared to $267.0 million for the three months ended March 31, 2019, due to a 6.2% decrease in RevPAR as a result of a 6.2% decrease in ADR due to business disruption as a result of the COVID-19 pandemic in March 2020. Occupancy decreased 8.8% for the month of March 2020 compared to March 2019, driven by declines greater than 20% near the end of the month. This decline in March was offset by occupancy increases in January and February 2020. We anticipate that continued disruption resulting from the COVID-19 pandemic, as well as changes in customer behavior, will result in a material adverse decrease in room revenues for the year ending December 31, 2020. The length and severity of such impact is highly uncertain.

Other hotel revenues. Other hotel revenues increased by $1.5 million, or 27.6%, to $6.8 million for the three months ended March 31, 2020, compared to $5.3 million for the three months ended March 31, 2019, due to system and process improvements that improved billing efficiency, including the collection of cancellation and other fees.
Franchise and management fees. For the three months ended March 31, 2020 and 2019, we earned franchise and management fees of $1.3 million and $1.2 million, respectively, as a result of the franchise and/or management of 74 and 73 third-party owned hotels, respectively. We expect franchise and management fees to increase over time if additional franchised hotels open in the future.
Other revenues from franchised and managed properties. Other revenues from franchised and managed properties decreased by $0.3 million, or 7.4%, to $3.8 million for the three months ended March 31, 2020, compared to $4.1 million for the three months ended March 31, 2019, due to a decrease in direct reimbursable costs resulting from the termination of two management agreements in the third quarter of 2019.
Hotel operating expenses. Hotel operating expenses increased by $8.0 million, or 5.8%, to $145.3 million for the three months ended March 31, 2020, compared to $137.3 million for the three months ended March 31, 2019. The increase in hotel operating expenses was primarily due to increases in personnel expense of $4.9 million, repair and maintenance costs of $2.3 million, loss on disposal of assets of $2.0 million and allowance for certain uncollectible guest balances of $1.0 million, partially offset by $2.0 million in reimbursed prior credit card fees during the three months ended March 31, 2020. We currently anticipate that certain variable costs such as personnel expense will decrease for the year ending December 31, 2020 as a result of the overall decline in occupancy related to the effects of the COVID-19 pandemic, while we expect other variable costs, such as costs incurred for personal protective equipment and other related safety measures taken in response to the COVID-19 pandemic, as well as certain fixed operating expenses, such as property insurance, to increase. The potential impact of changes in hotel operating expenses related to the COVID-19 pandemic is uncertain.
General and administrative expenses. General and administrative expenses increased by $0.9 million, or 4.0%, to $23.9 million for the three months ended March 31, 2020, compared to $23.0 million for the three months ended March 31, 2019. This increase was due to separation and corporate transition costs of $1.0 million. The Company expects to defer certain general and administrative costs for the remainder of 2020 in response to the COVID-19 pandemic. As the length and severity of the COVID-19 pandemic is highly uncertain, while we expect a decline in certain general and administrative expenses, we are unable to determine the full impact for the year ending December 31, 2020.
Depreciation and amortization. Depreciation and amortization increased by $1.7 million, or 3.6%, to $50.5 million for the three months ended March 31, 2020, compared to $48.8 million for the three months ended March 31, 2019, due to a hotel acquisition and new hotel openings that occurred during the fourth quarter of 2019 and the first quarter of 2020.
Other expenses from franchised and managed properties. Other expenses from franchised and managed properties decreased by $0.4 million, or 9.5%, to $4.2 million for the three months ended March 31, 2020, compared to $4.6 million for the three months ended March 31, 2019, due to a decrease in direct costs resulting from the termination of two management agreements in the third quarter of 2019. We generally expect the cost to provide certain shared system-wide platforms to franchisees to be recovered through system service fees, which are included in other revenues from franchised and managed properties.
Other non-operating expense (income). During the three months ended March 31, 2020 and 2019, we recognized a foreign currency transaction loss of $0.7 million and gain of $0.2 million, respectively, related to a residual Canadian dollar-denominated deposit as a result of the prior sale of Canadian hotels.
Interest expense, net. Net interest expense increased by $3.1 million, or 10.4%, to $32.7 million for the three months ended March 31, 2020, compared to $29.6 million for the three months ended March 31, 2019, due to an increase in the Company's total debt outstanding to $3.0 billion, net of unamortized deferred financing costs and debt discounts, as of March 31, 2020, compared to $2.4 billion, net of unamortized deferred financing costs and debt discounts, as of March 31, 2019. In March 2020, the Company borrowed $399.8 million under the ESH REIT Revolving Credit Facility and the Corporation Revolving Credit Facility, and in September 2019, ESH REIT issued $750.0 million of its 2027 Notes and repaid $500.0 million of the ESH REIT Term Facility. The Company’s weighted-average interest rate decreased to 4.7% as of March 31, 2020 compared to 4.8% as of March 31, 2019. Interest expense, net is expected to increase due to the drawdown of $399.8 million under our revolving credit facilities at the end of the three month period ended March 31, 2020.
Income tax expense. Our effective income tax rate decreased to 12.4% for the three months ended March 31, 2020 compared to 17.7% for the three months ended March 31, 2019. The Company’s effective rate differs from the current federal statutory rate of 21% due to ESH REIT’s status as a REIT under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”) and, specifically during the three months ended March 31, 2020, the ability of the Company to carry back and utilize projected losses to higher tax rate years. The decrease in the effective income tax rate for the three months ended March 31, 2020 was substantially due to circumstances caused by business disruption from the COVID-19 pandemic. As of March 31, 2020, the Company projects a taxable loss for the year ended December 31, 2020, and due to the passage of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company is able to carry back the projected loss and fully utilize it in a higher tax rate year, providing an expected federal tax benefit. The expected federal tax benefit due to the projected loss for the year ending December 31, 2020, corresponded to a decrease in the effective tax rate used to measure income tax expense recognized for the three months ended March 31, 2020.

Results of Operations—ESH REIT
Comparison of Three Months Ended March 31, 2020 and March 31, 2019
As of March 31, 2020, ESH REIT owned and leased 558 hotels, consisting of approximately 62,100 rooms. As of March 31, 2019, ESH REIT owned and leased 554 hotels, consisting of approximately 61,500 rooms.
The following table presents ESH REIT’s results of operations for the three months ended March 31, 2020 and 2019, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended March 31,
	2020	2019	Change ($)	Change (%)
Revenues- Rental revenues from Extended Stay America, Inc.	$119,190	$118,005	$1,185	1.0%
Operating expenses:
Hotel operating expenses	24,527	21,308	3,219	15.1%
General and administrative expenses	4,167	3,981	186	4.7%
Depreciation and amortization	49,588	47,867	1,721	3.6%
Total operating expenses	78,282	73,156	5,126	7.0%
Other income	—	15	(15)	(100.0)%
Income from operations	40,908	44,864	(3,956)	(8.8)%
Other non-operating expense (income)	560	(139)	699	502.9%
Interest expense, net	32,428	29,934	2,494	8.3%
Income before income tax expense	7,920	15,069	(7,149)	(47.4)%
Income tax expense	2	3	(1)	(33.3)%
Net income	$7,918	$15,066	$(7,148)	(47.4)%
Rental revenues from Extended Stay America, Inc. Rental revenues increased by $1.2 million, or 1.0%, to $119.2 million for the three months ended March 31, 2020, compared to $118.0 million for the three months ended March 31, 2019. The increase in rental revenues was due to a hotel acquisition and new hotel openings that occurred during the fourth quarter of 2019 and the first quarter of 2020. No variable rental revenues were recognized during the three months ended March 31, 2020 or 2019, as minimum percentage rental revenue thresholds were not achieved during either of the periods. Variable rental revenues are expected to decrease meaningfully for the year ended December 31, 2020 as a result of a decline in leased hotel revenues expected due to business disruption and changes in customer behavior resulting from the COVID-19 pandemic.
Hotel operating expenses. Hotel operating expenses increased by $3.2 million, or 15.1%, to $24.5 million for the three months ended March 31, 2020, compared to $21.3 million for the three months ended March 31, 2019. This increase was primarily due to increases in loss on disposal of assets of $2.0 million, real estate tax expense of $0.7 million and property insurance of $0.3 million.
General and administrative expenses. General and administrative expenses increased by $0.2 million, or 4.7%, to $4.2 million for the three months ended March 31, 2020, compared to $4.0 million for the three months ended March 31, 2019. This increase was due to an increase in reimbursable costs paid to the Corporation of $0.5 million for administrative services, partially offset by a decrease in legal fees of $0.2 million.

Depreciation and amortization. Depreciation and amortization increased by $1.7 million, or 3.6%, to $49.6 million for the three months ended March 31, 2020, compared to $47.9 million for the three months ended March 31, 2019, due to a hotel acquisition and new hotel openings that occurred during the fourth quarter of 2019 and first quarter of 2020.
Other non-operating expense (income). During the three months ended March 31, 2020 and 2019, ESH REIT recognized a foreign currency transaction loss of $0.6 million and gain of $0.1 million, respectively, related to a residual Canadian dollar-denominated deposit as a result of the prior sale of Canadian hotels.
Interest expense, net. Net interest expense increased by $2.5 million, or 8.3%, to $32.4 million for the three months ended March 31, 2020, compared to $29.9 million for the three months ended March 31, 2019, due to an increase in ESH REIT's total debt outstanding to $3.0 billion, net of unamortized deferred financing costs and debt discounts, as of March 31, 2020 compared to $2.4 billion, net of unamortized deferred financing costs and debt discounts, as of March 31, 2019. In March 2020, ESH REIT borrowed $350.0 million under the ESH REIT Revolving Credit Facility, and in September 2019, ESH REIT issued $750.0 million of its 2027 Notes and repaid $500.0 million of the ESH REIT Term Facility. ESH REIT’s weighted-average interest rate decreased to 4.6% as of March 31, 2020, compared to 4.8% as of March 31, 2019. Interest expense, net is expected to increase due to the drawdown of $350.0 million under the ESH REIT Revolving Credit Facility at the end of the three month period ended March 31, 2020.
Income tax expense. ESH REIT’s effective income tax rate remained consistent at less than 0.1% for each of the three months ended March 31, 2020 and 2019. ESH REIT’s effective rate differs from the federal statutory rate of 21% primarily due to ESH REIT’s status as a REIT under the provisions of the Code.
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
Hotel Operating Profit and Hotel Operating Margin as presented may not be comparable to similar measures calculated by other companies. This information should not be considered as an alternative to net income of the Company, the Corporation or ESH REIT, or any other measure of the Company, the Corporation or ESH REIT calculated in accordance with U.S. GAAP. Interest expense and other items have been and will continue to be incurred and are not reflected in Hotel Operating Profit or Hotel Operating Margin. Management separately considers the impact of these excluded items to the extent they are material to operating decisions and assessments of operating performance. The Company’s condensed consolidated statements of operations include excluded items, each of which should be considered when evaluating our performance in addition to our non-GAAP financial measures. Hotel Operating Profit and Hotel Operating Margin should not solely be considered as measures of our profitability.

The following table provides a reconciliation of Hotel Operating Profit and Hotel Operating Margin for the Company for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income	$7,845	$28,404
Income tax expense	1,110	6,123
Interest expense, net	32,685	29,604
Other non-operating expense (income)	703	(178)
Other income	(2)	(27)
Depreciation and amortization	50,520	48,778
General and administrative expenses	23,938	23,027
Loss on disposal of assets (1)	3,343	1,376
Franchise and management fees	(1,279)	(1,225)
System services loss, net	417	552
Hotel Operating Profit	$119,280	$136,434

Room revenues	$254,464	$267,046
Other hotel revenues	6,768	5,303
Total room and other hotel revenues	$261,232	$272,349

Hotel Operating Margin	45.7%	50.1%

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
•System services (profit) loss, net—We exclude direct and indirect reimbursable expenses from franchised and managed properties, net of other revenues, because although the timing of system service fee revenues will typically not align with expenses incurred to operate these programs, the Company manages system services to break even over time.

This policy was implemented on January 1, 2020, due to the growth of our franchise business; no adjustments have been made to prior periods.
•Other expenses—We exclude the effect of other expenses or income that we do not consider reflective of ongoing or future operating performance, including the following: loss on disposal of assets, non-operating expense (income), including foreign currency transaction costs, and certain costs associated with acquisitions, dispositions and/or capital transactions.
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
The following table provides a reconciliation of net income to EBITDA and Adjusted EBITDA for the Company for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income	$7,845	$28,404
Interest expense, net	32,685	29,604
Income tax expense	1,110	6,123
Depreciation and amortization	50,520	48,778
EBITDA	92,160	112,909
Equity-based compensation	1,126	2,109
System services loss, net (1)	417	—
Other expense (2)	4,046	1,293
Adjusted EBITDA	$97,749	$116,311
________________________
(1)In light of the growth of our franchise business and in order to enhance comparability, effective January 1, 2020, the Company adopted the practice of other lodging companies with franchise businesses of excluding system services (profit) loss, net from Adjusted EBITDA; no adjustments have been made to prior period results. System services loss, net, for the three months ended March 31, 2019, was $0.6 million.
(2)Includes loss on disposal of assets, non-operating expense (income), including foreign currency transaction costs, and certain costs associated with dispositions. Loss on disposal of assets totaled $3.3 million and $1.4 million, respectively.
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
The Company adjusts FFO for the following items, net of tax, as applicable, that are not addressed in NAREIT’s definition of FFO, and refers to this measure as Adjusted FFO:
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
The following table provides a reconciliation of net income attributable to Extended Stay America, Inc. common shareholders to FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share for the Company for the three months ended March 31, 2020 and 2019 (in thousands, except per Paired Share data):

	Three Months Ended March 31,
	2020	2019
Net income per Extended Stay America, Inc. common share - diluted	$0.03	$0.12

Net income attributable to Extended Stay America, Inc. common shareholders	$4,554	$21,934
Noncontrolling interests attributable to Class B common shares of ESH REIT	3,287	6,466
Real estate depreciation and amortization	48,881	47,433
Tax effect of adjustments to net income attributable to Extended Stay America, Inc. common shareholders	(1,608)	(7,400)
FFO	55,114	68,433
Adjusted FFO	$55,114	$68,433
Adjusted FFO per Paired Share - diluted	$0.31	$0.36
Weighted Average Paired Shares outstanding - diluted	178,171	188,576

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
Paired Share Income is defined as the sum of net income attributable to Extended Stay America, Inc. common shareholders and noncontrolling interests attributable to Class B common shares of ESH REIT. Adjusted Paired Share Income is defined as Paired Share Income adjusted for items that, net of income taxes, we believe are not reflective of ongoing or future operating performance. We adjust Paired Share Income for the following items, net of income taxes, where applicable for each period presented, and refer to this measure as Adjusted Paired Share Income: debt modification and extinguishment costs, impairment of long-lived assets, gain on sale of hotel properties, system services (profit) loss, net and other expenses such as loss on disposal of assets, non-operating expense (income), including foreign currency transaction costs and certain costs associated with acquisitions, dispositions and/or capital transactions. With the exception of equity-based compensation, an ongoing charge, and debt modification and extinguishment costs, these adjustments (other than the effect of income taxes) are the same as those used in the reconciliation of net income calculated in accordance with U.S. GAAP to EBITDA and Adjusted EBITDA.
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
The following table provides a reconciliation of net income attributable to Extended Stay America, Inc. common shareholders to Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share for the three months ended March 31, 2020 and 2019 (in thousands, except per Paired Share data):

	Three Months Ended March 31,
	2020	2019
Net income per Extended Stay America, Inc. common share - diluted	$0.03	$0.12

Net income attributable to Extended Stay America, Inc. common shareholders	$4,554	$21,934
Noncontrolling interests attributable to Class B common shares of ESH REIT	3,287	6,466
Paired Share Income	7,841	28,400
System services loss, net(1)	417	—
Other expense(2)	4,046	1,293
Tax effect of adjustments to Paired Share Income	(147)	(202)
Adjusted Paired Share Income	$12,157	$29,491
Adjusted Paired Share Income per Paired Share – diluted	$0.07	$0.16
Weighted average Paired Shares outstanding – diluted	178,171	188,576
_________________________
(1)In light of the growth of our franchise business and in order to enhance comparability, effective January 1, 2020, the Company adopted the practice of other lodging companies with franchise businesses of excluding system services (profit) loss, net from Adjusted Paired Share Income; no adjustments have been made to prior period results. System services loss, net, for the three months ended March 31, 2019, was $0.6 million.
(2)Includes loss on disposal of assets, non-operating expense (income), including foreign currency transaction costs, and certain costs associated with dispositions. Loss on disposal of assets totaled $3.3 million and $1.4 million, respectively.

Liquidity and Capital Resources
Company Overview
On a consolidated basis, we have historically generated significant cash flow from operations and have financed our ongoing business as well as the execution of our strategic objectives with existing cash, cash flow generated from operations, borrowings under our revolving credit facilities, as needed, and, in certain instances, proceeds from asset dispositions. We generated cash flow from operations of $92.3 million and $102.0 million for the three months ended March 31, 2020 and 2019, respectively. Similar to our decreases in RevPAR and Adjusted EBITDA, the decrease in our cash flow from operations was disproportionately attributable to a significant deterioration in performance we experienced in the last three to four weeks of the three months ended March 31, 2020, due to the effects of the COVID-19 pandemic. We expect cash flow from operations to experience a materially larger decrease in the three months ended June 30, 2020 due to macroeconomic conditions related to the COVID-19 pandemic. Actual results are subject to a high degree of uncertainty due to the volatility of macroeconomic trends and the evolving nature of the pandemic.
Current liquidity requirements consist primarily of funds necessary to pay for (i) hotel operating expenses, (ii) capital expenditures, including capital expenditures incurred to complete the construction of new hotels and select ongoing hotel renovations, (iii) investments in franchise, management and other fee-based programs, (iv) general and administrative expenses, (v) debt service obligations, including interest expense, (vi) income taxes, (vii) Corporation and required ESH REIT distributions and (viii) certain other growth and strategic initiatives (see “—Overview”). We expect to fund our current liquidity requirements from a combination of cash on hand, cash flow generated from operations and, in certain instances, proceeds from asset dispositions. We may also fund a portion of our current liquidity requirements with the borrowings under our revolving credit facilities, which we fully drew down in March 2020.

The COVID-19 pandemic has given rise to significant uncertainty with respect to liquidity and cash flow generation. As discussed above, in response to the current crisis, we have chosen to delay the execution of certain of our business strategies and reduce operating costs and certain capital expenditures in order to preserve liquidity. In March 2020, the Company drew the $399.8 million then-available borrowing capacity under each of its revolving credit facilities as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. See “Item 1A. Risk Factors - The continuing crisis resulting from the spread of COVID-19 could negatively impact our current liquidity position, limit or restrict our ability to access new sources of capital and our ability to maintain compliance with the financial covenants and other terms of the agreements governing our existing indebtedness."
Long-term liquidity requirements consist of funds necessary to (i) make future hotel renovations (ii) construct new Extended Stay America-branded hotels, (iii) acquire additional hotel properties and/or other companies, (iv) repurpose or rebuild certain existing hotels (v) execute our other growth and strategic initiatives, (vi) pay Corporation and required ESH REIT distributions, (vii) repay and/or refinance outstanding amounts under our existing debt obligations, including our revolving credit facilities due in September 2024, the 2025 Notes due in May 2025, the ESH REIT Term Facility due in September 2026 and the 2027 Notes due in October 2027. See Note 7 to each of the condensed consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 1 of this combined quarterly report on Form 10-Q, for additional detail related to our debt obligations.
With respect to our long-term liquidity requirements, specifically our ability to refinance our existing outstanding debt obligations, we cannot assure you that the Corporation and/or ESH REIT will be able to refinance any debt on attractive terms at or before maturity, on commercially reasonable terms or at all, or the timing of any such refinancing. We expect to meet our long-term liquidity requirements through various sources of capital, including future debt financings or equity issuances by the Corporation and/or ESH REIT, existing working capital, cash flow generated from operations and, in certain instances, proceeds from asset dispositions. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the current and future state of overall capital and credit markets generally and as a result of the COVID-19 pandemic, our degree of leverage, which substantially increased during the three months ended March 31, 2020 with the drawdown of approximately $400 million of borrowing capacity under our revolving credit facilities, the value of our unencumbered assets, borrowing restrictions imposed by existing or prospective lenders, general market conditions for the lodging industry, our operating performance and liquidity and market perceptions about us. The success of our business strategies will depend, in part, on our ability to access these various capital sources. There can be no assurance that we will be able to raise any such financing on terms acceptable to us or at all.
Business and Regulatory Environment. The COVID-19 pandemic has had, and is expected to continue to have, a material adverse effect on the Company's cash flows from operations. The adverse impact of the pandemic on our cash flows from operations is likely to be more significant in three months ended June 30, 2020 than in the three months ended March 31, 2020. The length and severity of such economic impact is highly uncertain. See Notes 14 and 12 to the condensed consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., respectively, included in Item 1 of this combined quarterly report on Form 10-Q, for detail with respect to steps taken as a result of the pandemic and its impact.
Although we believe there is an opportunity to serve extended stay guests in the current environment, including new demand from doctors and other medical staff that have traveled throughout the U.S. to combat the COVID-19 pandemic, it is difficult to predict when the pre-pandemic demand and pricing for our hotels will resume, if at all.
Cash Balances. The Company had unrestricted cash and cash equivalents of $710.1 million and $346.8 million at March 31, 2020 and December 31, 2019, respectively. Based upon the current level of operations, management believes that our cash flow from operations, together with our cash balances, including the $399.8 million of borrowings by the Company in March 2020 under its revolving credit facilities, is expected be adequate to meet the Company’s anticipated funding requirements and business objectives for the foreseeable future. Nonetheless, the length and severity of the COVID-19 pandemic and its economic impact continues to be highly uncertain and further worsening of macroeconomic conditions could require the Company to reassess its liquidity position and take additional measures of liquidity preservation to ensure it can satisfy financial obligations as they come due.
Debt Obligations. The Company’s continued compliance with financial covenants under its debt obligations could be impacted by current or future economic conditions associated with the COVID-19 pandemic. We may not be able to maintain compliance with our debt covenants or pay debt obligations as they become due and could risk default under the agreements governing the Company's indebtedness, upon which the amount outstanding could be accelerated, and raise substantial doubt about our ability to continue as a going concern.
On May 6, 2020, the Company executed an amendment to the Corporation Revolving Credit Facility and obtained a suspension of the quarterly tested leverage covenant from the beginning of the second quarter of 2020 through the end of the first quarter of 2021 (the “Four Quarter Suspension Period”). For the second quarter of 2021 through the fourth quarter of 2021, the leverage covenant calculation has been modified to use annualized EBITDA, as opposed to trailing twelve-month EBITDA. Additionally, the amendment provides for the Corporation to borrow up to $150.0 million from ESH REIT through an intercompany loan facility. Throughout the Four Quarter Suspension Period, the Company has agreed to maintain minimum liquidity of $150.0 million and to limit share repurchases and dividend payments made by the Corporation.
See Note 7 to each of the condensed consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 1 of this combined quarterly report on Form 10-Q, for additional detail related to our debt obligations and related covenants and “Item 1A. Risk Factors - The continuing crisis resulting from the spread of COVID-19 could negatively impact our current liquidity position, limit or restrict our ability to access new sources of capital and our ability to maintain compliance with the financial covenants and other terms of the agreements governing our existing indebtedness."
Paired Share Repurchase Program. In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program. As a result of several increases in authorized amounts and program extensions, the combined Paired Share repurchase program currently authorizes the Corporation and ESH REIT to purchase up to $550 million in Paired Shares through December 31, 2020. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of March 31, 2020, the Corporation and ESH REIT had repurchased and retired 28.6 million Paired Shares for $283.0 million and $166.4 million, including transaction fees, respectively, and $101.1 million remained available under the combined Paired Share repurchase program. While the Company may continue to repurchase Paired Shares at management's discretion, due to the COVID-19 pandemic, we believe it is in the Company's best interest to preserve current liquidity for business and operational needs and, thus, we do not expect to make any repurchases of Paired Shares in the foreseeable future.
Distributions. On May 6, 2020, the Board of Directors of ESH REIT declared a cash distribution of $0.01 per Class A and Class B common share for the first quarter of 2020 payable on June 4, 2020 to shareholders of record as of May 21, 2020.
The following table outlines distributions declared or paid to date in 2020:

Declaration Date	Record Date	Date Paid/Payable	ESH REIT Distribution	Corporation Distribution	Total Distribution
2/26/2020	3/12/2020	3/26/2020	$0.14	$0.09	$0.23
5/6/2020	5/21/2020	6/4/2020	$0.01	$—	$0.01
For the remainder of 2020, due to the impact of the COVID-19 pandemic on current and long-term liquidity, we intend to decrease our prior distribution rate of $0.23 per Paired Share per quarter, subject to continuing compliance with the requirements to qualify and maintain the REIT status of ESH REIT and our ongoing interest in delivering returns to our shareholders. We continue to monitor each of the preceding factors and expect further potential changes in our distribution amounts in each of the third and fourth quarters of 2020.
The Corporation
The Corporation’s primary source of liquidity is distribution income it receives in respect of its ownership of 100% of the Class A common stock of ESH REIT, which as of March 31, 2020, represents 59% of the outstanding common stock of ESH REIT. Other sources of liquidity include income from the operations of the Operating Lessees, ESA Management, ESH Strategies and ESH Strategies Franchise. In March 2020, in response to the COVID-19 pandemic and the resulting macroeconomic volatility and economic impact, the Corporation fully drew the available capacity under the Corporation Revolving Credit Facility and borrowed $49.8 million to preserve flexibility and its current and long-term liquidity.
The Corporation’s current liquidity requirements consist primarily of funds necessary to pay for or fund (i) hotel operating expenses, (ii) general and administrative expenses, (iii) any debt service obligations, (iv) income taxes, (v) investments in its franchise, management and other fee programs, (vi) Corporation distributions and (vii) repayment of its 8.0% mandatorily redeemable voting preferred stock due November 2020, which totaled $7.1 million as of March 31, 2020, and $0.6 million after the redemption of $6.4 million on April 27, 2020. The Corporation expects to fund its current liquidity requirements from a combination of cash on hand, including funds borrowed under the Corporation Revolving Credit Facility, and cash flow generated from operations including distribution income it receives in respect of its ownership of 100% of the Class A common stock of ESH REIT. As discussed above, the Company has taken steps to reduce both general and administrative and hotel operating expenses, as well as certain capital expenditures, in order to preserve current liquidity.
The Corporation’s long-term liquidity requirements include the repayment of outstanding amounts under its revolving credit facility, which was fully drawn in March 2020. See Note 7 to the condensed consolidated financial statements of

Extended Stay America, Inc., included in Item 1 of this combined quarterly report on Form 10-Q, for additional detail on the Corporation’s debt obligations.
The Corporation may continue to pay distributions on its common stock to meet a portion of our Paired Share distributions. The Corporation’s ability to pay distributions on its common stock is dependent upon a number of factors, including but not limited to, its results of operations, net income, liquidity, cash flows, financial condition or prospects, economic conditions, all of which have been negatively impacted as a result of the COVID-19 pandemic, as well the ability to effectively execute certain tax planning strategies, compliance with applicable law, the receipt of distributions from ESH REIT in respect of the Class A common stock, level of indebtedness, capital requirements, contractual restrictions, restrictions in any existing and future debt agreements of the Corporation and ESH REIT and other factors. The payment of future distributions will continue to be at the discretion of the Corporation’s Board of Directors. Due to the impact of the COVID-19 pandemic, for the remainder of 2020, the Corporation expects that such distributions will be materially reduced in order to preserve current and long-term liquidity and, in light of the unknown duration and severity of the COVID-19 pandemic, the Corporation will continue to approach its future capital allocation, including returning capital to its investors through dividends, share repurchases and debt retirement, with the goal of balancing the need to preserve cash and maintain liquidity.
ESH REIT may in the future return additional cash to the Corporation for the Corporation to fund its current and long-term liquidity requirements or for other corporate purposes. ESH REIT may transfer cash to the Corporation through the redemption of shares of Class A common stock, which would decrease the Corporation's ownership of ESH REIT. Such redemption would likely be inefficient from a tax perspective because the redemption would be taxed as an ordinary dividend. Additionally, although no intercompany credit facility currently exists between ESH REIT, as lender, and the Corporation, as borrower, the entities are currently assessing the benefits and requirements of entering into such a facility in the future, which would provide an additional cash movement alternative for providing the Corporation funding for its cash needs, including the Corporation’s required operating lease payments to ESH REIT. The entry into an intercompany loan may require certain waivers under our existing credit facilities and we cannot assure you that the lenders under our existing credit facilities will provide such waivers.
Based upon the current level of operations, management believes that the Corporation’s cash position, which includes the proceeds of the fully drawn Corporation Revolving Credit Facility, and cash flow generated from operations will be adequate to meet all the Corporation’s funding requirements and business objectives for the foreseeable future.
ESH REIT
ESH REIT’s primary source of liquidity is rental revenues derived from leases. The existing amended and restated leases expire in October 2023, and at such time, we expect minimum and percentage rents to be adjusted to reflect then-current market terms. Percentage rents from the Operating Lessees are expected to decrease meaningfully for the year ending December 31, 2020 as a result of a decline in leased hotel revenues expected due to macroeconomic conditions related to the COVID-19 pandemic. In March 2020, as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic, ESH REIT fully drew the then-available capacity of $350.0 million under the ESH REIT Revolving Credit Facility.
ESH REIT’s current liquidity requirements include funds necessary to pay (i) fixed costs associated with ownership of hotel properties, (ii) debt service obligations, including interest expense, and with respect to the ESH REIT Term Facility, scheduled principal payments on outstanding borrowings, (iii) real estate tax expense, (iv) property insurance expense, (v) general and administrative expense, including administrative service costs reimbursed to the Corporation, (vi) capital expenditures, including those capital expenditures incurred to perform hotel renovations, construct new hotels and acquire additional hotel properties and/or other lodging companies and (vii) the payment of distributions.
ESH REIT’s long-term liquidity requirements consist of funds necessary to (i) complete future hotel renovations, (ii) repurpose and/or rebuild certain of ESH REIT’s existing hotel properties, (iii) construct new Extended Stay America-branded owned hotels, (iv) acquire additional hotel properties and/or other lodging companies, (v) pay distributions (vi) repay outstanding amounts under its revolving credit facility and (vii) refinance (including prior to or in connection with debt maturity payments) the 2025 Notes, the ESH REIT Term Facility and the 2027 Notes maturing in May 2025, September 2026 and October 2027, respectively. See Note 7 to the condensed consolidated financial statements of ESH Hospitality, Inc., included in Item 1 of this combined quarterly report on Form 10-Q, for additional detail on ESH REIT’s debt obligations.
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
In light of the unknown duration and severity of the COVID-19 pandemic, ESH REIT will continue to approach its future capital allocation, including returning capital to its shareholders (including the Corporation) through dividends, share repurchases and debt retirement, with the goal of balancing the need to preserve cash, maintain liquidity as well as compliance with REIT distribution rules.
We expect that ESH REIT will need to refinance all or a portion of its outstanding debt, including the 2025 Notes, the ESH REIT Credit Facilities and the 2027 Notes, on or before maturity. See Note 7 to the condensed consolidated financial statements of ESH Hospitality, Inc., included in Item 1 of this quarterly report on Form 10-Q, for additional detail on ESH REIT’s debt obligations. We cannot assure you that ESH REIT will be able to refinance any of its debt on attractive terms at or before maturity, on commercially reasonable terms or at all.
In August 2016, ESH REIT, as borrower, and the Corporation, as lender, entered into an unsecured intercompany credit facility, as may be amended and supplemented from time to time (the “Unsecured Intercompany Facility”). Under the Unsecured Intercompany Facility, ESH REIT may borrow up to $300.0 million, plus additional amounts, in each case subject to certain conditions. As of March 31, 2020, the outstanding balance under the Unsecured Intercompany Facility was $0.
From time to time, the Corporation may return additional cash to ESH REIT in order for ESH REIT to pay for or fund (i) its current and long-term liquidity requirements, (ii) capital expenditures, (iii) outstanding debt obligations or (iv) for other corporate purposes. The Corporation may transfer cash to ESH REIT through the purchase of additional shares of Class A common stock, which would increase its ownership of ESH REIT and reduce the Company’s overall tax efficiency. Additionally, the Corporation may loan funds to ESH REIT under the Unsecured Intercompany Facility or an additional intercompany facility, subject to the conditions contained in the ESH REIT Credit Facilities, the 2027 Notes, the 2025 Notes and the Unsecured Intercompany Facility. See Note 7 to the condensed consolidated financial statements of ESH Hospitality, Inc., included in Item 1 of this quarterly report on Form 10-Q, for additional detail on ESH REIT’s debt obligations. In light of the effect of the COVID-19 pandemic, the Corporation does not expect to return additional cash to ESH REIT in the foreseeable future to the extent it is not required under existing agreements or applicable law.
Based upon the current level of operations, management believes that ESH REIT’s cash position, which includes the proceeds of the fully drawn ESH REIT Revolving Credit Facility, cash flow generated from operations and, in certain circumstances, proceeds from asset sales, will be adequate to meet all of ESH REIT’s funding requirements and business objectives for the foreseeable future.

Sources and Uses of Cash – The Company
The following cash flow table and comparisons are provided for the Company:
Comparison of Three Months Ended March 31, 2020 and March 31, 2019
We had total cash, cash equivalents and restricted cash of $725.0 million and $303.9 million at March 31, 2020 and 2019, respectively. The following table summarizes the changes in our cash, cash equivalents and restricted cash as a result of operating, investing and financing activities for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	Change ($)
Cash provided by (used in):
Operating activities	$92,285	$102,039	$(9,754)
Investing activities	(53,623)	(55,132)	1,509
Financing activities	324,827	(46,338)	371,165
Effects of changes in exchange rate on cash and cash equivalents	(150)	31	(181)
Net increase in cash and cash equivalents	$363,339	$600	$362,739
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled $92.3 million for the three months ended March 31, 2020 compared to $102.0 million for the three months ended March 31, 2019, a decrease of $9.8 million. The decrease in cash flows provided by operating activities was due to a decline in hotel operating performance, specifically a 6.4% decrease in RevPAR, driven by the negative impact of the COVID-19 pandemic, as well as moderate increases in hotel operating expenses.
Cash Flows used in Investing Activities
Cash flows used in investing activities totaled $53.6 million for the three months ended March 31, 2020 compared to $55.1 million for the three months ended March 31, 2019, a decrease of $1.5 million. The decrease in cash flows used in investing activities was due to a net decrease in investment in property and equipment, including development in process and intangible assets, of $0.7 million, as well as an $0.8 million increase in proceeds from insurance recoveries.
Cash Flows provided by (used in) Financing Activities
Cash flows provided by financing activities totaled $324.8 million for the three months ended March 31, 2020 compared to cash flows used in financing activities of $46.3 million for the three months ended March 31, 2019. Cash flows provided by financing activities increased due to the Company borrowing $399.8 million under the ESH REIT and ESA revolving credit facilities, partially offset by $31.1 million in Paired Share repurchases.

Sources and Uses of Cash – ESH REIT
The following cash flow table and comparisons are provided for ESH REIT:
Comparison of Three Months Ended March 31, 2020 and March 31, 2019
ESH REIT had total cash and cash equivalents of $628.9 million and $159.4 million at March 31, 2020 and 2019, respectively. The following table summarizes the changes in ESH REIT’s cash and cash equivalents as a result of operating, investing and financing activities for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	Change ($)
Cash provided by (used in):
Operating activities	$108,295	$102,366	$5,929
Investing activities	(52,957)	(53,665)	708
Financing activities	277,415	(67,795)	345,210
Net increase (decrease) in cash and cash equivalents	$332,753	$(19,094)	$351,847
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled $108.3 million for the three months ended March 31, 2020 compared to $102.4 million for the three months ended March 31, 2019, an increase of $5.9 million. This increase in cash flows from operating activities was due to contractual increases in fixed minimum rents, the addition of four hotel properties to the leased assets and the management of short-term working capital.
Cash Flows used in Investing Activities
Cash flows used in investing activities totaled $53.0 million for the three months ended March 31, 2020 compared to $53.7 million for the three months ended March 31, 2019, a decrease of $0.7 million. The decrease in cash flows used in investing activities was due to a $0.8 million increase in proceeds from insurance recoveries, partially offset by a $0.1 million net increase in investment in property and equipment, including development in process and intangible assets.
Cash Flows provided by (used in) Financing Activities
Cash flows provided by financing activities totaled $277.4 million for the three months ended March 31, 2020 compared to cash flows used in financing activities of $67.8 million for the three months ended March 31, 2019. Cash flows provided by financing activities increased due to ESH REIT borrowing $350.0 million under the ESH REIT Revolving Credit Facility, partially offset by $11.4 million in ESH REIT Class B common stock repurchases.
Capital Expenditures
We maintain each of our hotels in good repair and condition and in conformity with applicable laws and regulations. The cost of all improvements and significant alterations are generally made with cash flows from operations. During the three months ended March 31, 2020 and 2019, the Company incurred capital expenditures, including development and construction in process, of $54.6 million and $55.3 million, respectively. These capital expenditures related to development and construction in process, ordinary hotel capital improvements, investments in information technology and cyclical hotel renovations. Each hotel is generally on a seven-year renovation cycle. We completed our prior cyclical hotel renovation program in mid-2017. In the fourth quarter of 2018, the Company commenced its current cyclical hotel renovation program. With respect to our current cyclical hotel renovation program, as of March 31, 2020, we have substantially completed renovations at 22 hotels for $47.6 million. We are in the process of performing renovations at one additional hotel, with total costs incurred for this and future planned hotel renovations (consisting primarily of advance materials purchases) of $11.7 million.
Funding requirements for future capital expenditures, including current and future cyclical hotel renovations, building new hotels we expect to own and operate, acquiring and converting existing hotels to the Extended Stay America brand and repurposing and/or rebuilding certain of our hotel properties, will be significant and are expected to be provided primarily from cash flows generated from operations or, to the extent necessary, the Corporation or ESH REIT revolving credit facilities, including the Unsecured Intercompany Facility and, in certain instances, proceeds from asset sales.

Additionally, in response to the COVID-19 pandemic, the Company, specifically ESH REIT, has delayed certain non-guest facing capital investments, as well as hotel renovations in the Southeastern U.S. and construction of four new hotels (see "—Liquidity and Resources—Company Overview"). In 2020, we expect to incur capital expenditures between $160 million and $190 million. As part of these capital expenditures, we expect to spend approximately $65 to $75 million for construction of new hotels, $20 to $25 million for hotel renovations and $10 to $15 million for incremental information technology investments.
Our Indebtedness
As of March 31, 2020, the Company’s total indebtedness was $3.0 billion, net of unamortized deferred financing costs and debt discounts, including $7.1 million of Corporation mandatorily redeemable preferred stock. ESH REIT’s total indebtedness at March 31, 2020 was $3.0 billion, net of unamortized deferred financing costs and debt discounts. See Note 7 to the condensed consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 1 of this quarterly report on Form 10-Q, for additional detail related to our debt obligations.
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
Critical Accounting Policies
Our discussion and analysis of our historical financial condition and results of operations is based on the Company’s and ESH REIT’s historical condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual results may differ significantly from these estimates and assumptions. We believe the following accounting policies, which are described in detail in Note 2 to each of the audited consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 8 of the 2019 Form 10-K, require material subjective or complex judgments and have the most significant impact on the Company’s and ESH REIT’s financial condition and results of operations: property and equipment, investments, rental revenue recognition and income taxes. We evaluate estimates, assumptions and judgments on an ongoing basis, based on information that is then available to us, our experience and various matters that we believe are reasonable and appropriate for consideration under the circumstances.
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
The Corporation
The Corporation currently has limited exposure to market risk from changes in interest rates. As of March 31, 2020, the Corporation's variable rate debt consisted of $49.8 million drawn on its revolving credit facility. If market rates of interest were to fluctuate by 1.0%, interest expense would increase or decrease by $0.5 million annually, assuming that the amount of outstanding Corporation variable rate debt remains at $49.8 million.

ESH REIT
As of March 31, 2020, $1.0 billion of ESH REIT’s outstanding gross debt of $3.0 billion had a variable interest rate. ESH REIT is a counterparty to an interest rate swap at a fixed rate of 1.175%. The notional amount of the interest rate swap as of March 31, 2020 was $150.0 million, which is reduced by $50.0 million every six months until the swap matures in September 2021. The remaining $827.8 million of outstanding variable interest rate debt not subject to the interest rate swap remains subject to interest rate risk. If market rates of interest were to fluctuate by 1.0%, interest expense would increase or decrease by $8.3 million annually, assuming that the amount of outstanding ESH REIT unhedged variable interest rate debt remains at $827.8 million.
Item 4. Controls and Procedures
Controls and Procedures (Extended Stay America, Inc.)
Disclosure Controls and Procedures
As of March 31, 2020, Extended Stay America, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of Extended Stay America, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of Extended Stay America, Inc. concluded that the disclosure controls and procedures of Extended Stay America, Inc. were effective to ensure that information required to be disclosed in the reports that Extended Stay America, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of Extended Stay America, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Controls and Procedures (ESH Hospitality, Inc.)
Disclosure Controls and Procedures
As of March 31, 2020, ESH Hospitality, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of ESH Hospitality, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of ESH Hospitality, Inc. concluded that the disclosure controls and procedures of ESH Hospitality, Inc. were effective to ensure that information required to be disclosed in the reports that ESH Hospitality, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of ESH Hospitality, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
As of March 31, 2020, the following six purported class action lawsuits have been filed against the Company:

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
With respect to the meal and rest period and the wage and hour violations alleged in the lawsuits described above, excluding the Sanchez lawsuit described below, the parties reached a tentative settlement agreement in January 2020, which is subject to certain conditions, including court approval. During the three months ended December 31, 2019, the Company incurred a loss and recorded a charge equal to the amount of the tentative settlement. The expected resolution of the alleged meal and rest period and wage and hour violations in the lawsuits did not have, and is not expected to have, a material adverse impact on the Company’s condensed consolidated financial statements, results of operations or liquidity.
With respect to the Sanchez lawsuit, although the Company believes it is reasonably possible that it may incur losses associated with such matter, it is not possible to estimate the amount of loss or range of loss, if any, that might result from adverse judgments, settlements or other resolution based on the early stage of the lawsuit, the uncertainty as to the certification of a class or classes and the size of any certified class, if applicable, and the lack of resolution of significant factual and legal issues. However, depending on the amount and timing, an unfavorable resolution of the lawsuit or a change in the Company's assessment of the likelihood of loss could have a material adverse effect on the Company’s condensed consolidated financial statements, results of operations or liquidity in a future period. We believe that we have meritorious defenses and are prepared to vigorously defend the lawsuit.
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
Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Part I. Item 1A. Risk Factors” in our combined annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2020 (the "2019 Form 10-K"), as well as the risk factors below, which supplement and should be read in conjunction with the risk factors disclosed in our 2019 Form 10-K, any and all of which could materially affect our business, financial condition, or future results. The potential effects of COVID-19 could intensify or otherwise affect many of our other risk factors that are included in our 2019 Form 10-K, including, but not limited to, risks inherent to the lodging industry, macroeconomic factors beyond our control, our business strategy, competition for hotel guests and management and franchise contracts and risks related to doing business with third-party hotel owners. Because the COVID-19 situation is inherently continuously evolving, additional impacts to our risk factors that are further described in our 2019 Form 10-K are uncertain.

The ongoing COVID-19 pandemic has negatively affected and will likely continue to negatively affect our business, results of operations, financial condition and cash flows.

The COVID-19 pandemic has significantly affected the global economy and strained the lodging industry due to travel restrictions and stay-at-home directives that have resulted in cancellations and reduced travel. Currently, there are no fully effective vaccines, the timing and efficacy of any future vaccine is uncertain and there is no widespread treatment for COVID-19. As such, COVID-19 has had a negative impact on our results for the three months ended March 31, 2020, and we expect it to continue to negatively affect future results. The current and uncertain future impact of the COVID-19 pandemic, including its effect on the ability or desire of people to travel and use our hotel properties, is expected to continue to negatively affect our business, results of operations, financial condition and cash flows.

The U.S. federal government and other national and local governments have restricted travel and could potentially expand those restrictions. We have been, and expect to continue to be, negatively affected by government regulations and travel advisories to fight the pandemic. Even once travel advisories and restrictions are lifted, lodging demand may remain weak for an undetermined length of time and we cannot predict if or when our ADR and occupancy rates will return to pre-outbreak levels. Adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth resulting from the impact of COVID-19, will likely continue to negatively affect travel and lodging demand. If efforts to mitigate the spread of COVID-19 fail, government officials may order closures of our properties or impose further restrictions on travel or we may elect on a voluntary basis to close certain of our properties. Any of these events could result in significant disruptions to our operations and a further decrease in demand for our hotels. If the value of our properties significantly declines, we may incur impairment charges, which would adversely impact our results of operations.

We have reduced operating costs, including the labor hours for employees on staff at our properties. The steps we have taken to reduce operating costs and further steps we may take in the future to reduce costs may negatively affect our brand reputation and ability to attract and retain employees. Even after the COVID-19 pandemic subsides, we could still experience long-term impacts on our operating costs as a result of attempts to counteract future outbreaks of COVID-19 or other viruses through, for example, enhanced health and hygiene requirements in one or more regions or other such measures. In addition, we have currently adopted a policy for corporate employees to work from home to the extent possible and our operations could be negatively affected by such policy to the extent certain operational resources are not available and efficiency declines as a result. Should additional team members become ill from COVID-19 and unable to work, the attention of management could be diverted. Such disruptions to our businesses could increase our operating costs and further decrease our operating efficiencies.

We cannot predict the impact that COVID-19 will have on third-party owners, service providers, travel agencies, suppliers and other vendors. In particular, if third-party owners of our hotels are unable to maintain their hotels and service indebtedness secured by their hotels, our results of operations and reputation could suffer. Bankruptcies, sales or foreclosures involving our hotels could, in some cases, result in the termination of our management or franchise agreements, which would negatively affect our results of operations. Hotel owners with financial difficulties may be unable or unwilling to pay us amounts that we are entitled to on a timely basis or at all. Current and ongoing economic conditions also could affect our ability to enter into management and franchise agreements with potential third-party owners of our hotels, who may be unable to obtain financing or face other delays in developing hotel projects. As a result, some properties in our development pipeline may not enter our system when we anticipated, or at all, and new hotels may enter our pipeline at a slower rate than in the past.

The performance of the lodging industry, including the extended stay segment, is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels, which may continue to be impacted even after the COVID-19 pandemic subsidies. Declines in corporate budgets and spending and consumer demand, concerns over a potential recession, risks affecting or reducing travel patterns, lower consumer confidence, increases in unemployment or adverse political conditions may have a material adverse effect on the revenues and profitability of our hotels, including the amount of franchise and management fee revenues we are able to generate. Moreover, we rely on the strength of regional and local economies for the performance of each of our properties.

The extent of the effects of COVID-19 on our business and the lodging industry at large is highly uncertain and will ultimately depend on future developments, including, but not limited to, the duration and severity of the outbreak, the timing and availability of vaccinations and other treatments to combat COVID-19, and the length of time it takes for demand and pricing to stabilize. Given the uncertainty as to the extent and timing of the potential future spread or mitigation of COVID-19 and the imposition or relaxation of protective measures, we are presently unable to estimate the full impact to our future results of operations, cash flows and financial condition.

The continuing crisis resulting from the spread of COVID-19 could negatively impact our current liquidity position, limit or restrict our ability to access new sources of capital and negatively impact our ability to maintain compliance with the financial covenants and other terms of the agreements governing our existing indebtedness.

We must maintain, renovate and improve our hotel properties in order to remain competitive, maintain the value and brand standards of our hotel properties and comply with applicable laws and regulations. Maintenance, renovations and improvements to our hotel properties create an ongoing need for cash for us or our franchisees, and, to the extent they cannot be funded from cash generated by operations, funds must be borrowed or otherwise obtained. Our hotels are our primary source of income and cash flow from operations. Due to the COVID-19 pandemic, our operations have been negatively impacted, which has resulted in cash flow from operations of $92.3 million for the three months ended March 31, 2020, which was a decrease of $9.8 million compared to the three months ended March 31, 2019. In light of this decrease in cash flows and the expectation that our cash flows will continue to decrease substantially for a period of time that cannot be predicted with certainty, in March 2020, we fully drew on approximately $400 million in borrowing capacity under our revolving credit facilities, leaving us no borrowing availability under such credit facilities.

We may be required to raise additional capital in the future and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings. If our credit ratings were to be downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry or us, our access to capital and the cost of any debt financing would likely be negatively affected. In addition, the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations. There is no guarantee that debt financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations.

Although we believe we have sufficient resources to fund our operations for a period of time beyond the expected duration of the COVID-19 crisis, we have no control over and cannot predict the length of the crisis nor any government response to the crisis. The negative impact to our operations as a result of the COVID-19 pandemic has substantially reduced RevPAR, due to both the significant decrease in occupancy rates and ADR. If we are unable to generate sufficient revenues from our hotels or if we continue to experience significant declines in demand for our hotels, this would negatively impact our ability to remain in compliance with our debt covenants or meet our payment obligations. We may not be able to meet our debt covenants or pay our obligations as they become due and could risk default under the agreements governing our indebtedness, including our credit facilities and indentures governing our senior notes, upon which the amount outstanding could be accelerated, and raise substantial doubt about our ability to continue as a going concern.
In light of these concerns, we have amended the Corporation Revolving Credit Facility to, among other things, suspend the quarterly tested leverage covenant for the Four Quarter Suspension Period. In addition, for the second quarter of 2021 through the fourth quarter of 2021, the leverage covenant calculation has been modified to use annualized EBITDA, as opposed to trailing twelve-month EBITDA. Throughout the Four Quarter Suspension Period, the Company has agreed to maintain minimum liquidity of $150.0 million and to limit share repurchases and dividend payments made by the Corporation. We cannot assure you that the Corporation Revolving Credit Facility amendment will be the only covenant suspension, waiver or amendment needed by us or that this amendment will prevent us from future covenant breaches and the acceleration of our indebtedness.

Since the outbreak, the market price of our Paired Shares has declined. If the share price continues to be depressed or decreases further, it may cause a trigger event for impairment testing of certain tangible and intangible assets, including goodwill, long-lived assets and our trademark, which could have an impact on the value of collateral pledged in connection with our credit facilities.

As a result of and in response to the COVID-19 pandemic, the Corporation and ESH REIT expect to, subject to compliance with the requirements for qualification as a REIT, materially reduce the amount of cash distributions paid to holders of our Paired Shares during fiscal year 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuers and Affiliated Purchasers
The following table sets forth all purchases made by or on behalf of the Corporation and ESH REIT or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of Paired Shares during the first quarter of 2020:

Period	Total number of Paired Shares purchased(1)	Average price paid per Paired Share(2)	Total number of Paired Shares purchased as part of publicly announced program(1)(3)	Maximum dollar value that may yet be purchased under the program(3)(4)
January 1 - January 31, 2020	1,617,674	$14.20	1,617,674	$109,207,433
February 1 - February 29, 2020	619,280	$13.02	619,280	$101,143,967
March 1 - March 31, 2020	—	$—	—	$101,143,967
	2,236,954		2,236,954	$101,143,967
________________________
(1)Represents an equal number of Corporation common shares and ESH REIT Class B common shares, which are paired together on a one-for-one basis to form Paired Shares.
(2)In the aggregate, the Corporation and ESH REIT paid $19.8 million and $11.3 million, including transaction fees, respectively, for their respective portion of the Paired Shares that were repurchased and retired during the three months ended March 31, 2020.
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
10.1†
Separation Agreement between Extended Stay America, Inc. and Ames Flynn, dated as of January 30, 2020 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36190) filed January 31, 2020, and incorporated by reference herein). Agreement between Extended Stay America, Inc. and Ames Flynn, dated as of January 30, 2020 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36190) filed January 31, 2020, and incorporated by reference herein).

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

EXTENDED STAY AMERICA, INC.

Date: May 6, 2020	By:	/s/ Bruce N. Haase
Bruce N. Haase
President and Chief Executive Officer

Date: May 6, 2020	By:	/s/ Brian T. Nicholson
Brian T. Nicholson
Chief Financial Officer

ESH HOSPITALITY, INC.

Date: May 6, 2020	By:	/s/ Bruce N. Haase
Bruce N. Haase
President and Chief Executive Officer

Date: May 6, 2020	By:	/s/ Brian T. Nicholson
Brian T. Nicholson
Chief Financial Officer