Form 10-Q
period 2020-06-30
Extended Stay America, Inc.; ESH Hospitality, Inc.
filed 2020-08-10
CIK 1581164, 1507563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
177,491,422 shares of common stock, par value $0.01 per share, of Extended Stay America, Inc., which are attached to and traded together with 177,491,422 shares of Class B common stock, par value $0.01 per share, of ESH Hospitality, Inc., and 250,493,583 shares of Class A common stock, par value $0.01 per share, of ESH Hospitality, Inc., were all outstanding as of August 5, 2020.

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

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2020 AND DECEMBER 31, 2019
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $1,457,437 and $1,373,950	$3,487,340	$3,493,549
RESTRICTED CASH	14,893	14,858
CASH AND CASH EQUIVALENTS	667,553	346,812
INTANGIBLE ASSETS - Net of accumulated amortization of $14,421 and $13,133	33,018	34,183
GOODWILL	45,192	45,192
ACCOUNTS RECEIVABLE - Net of allowance for doubtful accounts of $2,715 and $2,749	13,396	14,020
DEFERRED TAX ASSETS	20,377	16,157
OTHER ASSETS	66,470	65,825
TOTAL ASSETS	$4,348,239	$4,030,596
LIABILITIES AND EQUITY
LIABILITIES:
Term loan facility payable - Net of unamortized deferred financing costs and debt discount of $10,174 and $10,993	$616,003	$618,338
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $32,758 and $35,702	2,017,242	2,014,298
Revolving credit facilities	399,765	—
Mandatorily redeemable preferred stock - $0.01 par value, $1,000 redemption value, 8.0%, 350,000,000 shares authorized, 708,000 and 7,130,000 shares issued and outstanding	708	7,130
Finance lease liabilities	3,767	3,379
Accounts payable and accrued liabilities	208,386	211,181
Total liabilities	3,245,871	2,854,326
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY:
Common stock - $0.01 par value, 3,500,000,000 shares authorized, 177,482,082 and 179,483,397 shares issued and outstanding	1,775	1,795
Additional paid in capital	724,882	742,397
Accumulated deficit	(75,749)	(48,283)
Accumulated other comprehensive (loss) income	(489)	383
Total Extended Stay America, Inc. shareholders’ equity	650,419	696,292
Noncontrolling interests	451,949	479,978
Total equity	1,102,368	1,176,270
TOTAL LIABILITIES AND EQUITY	$4,348,239	$4,030,596
See accompanying notes to condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES:
Room revenues	$219,851	$311,614	$474,315	$578,660
Other hotel revenues	6,320	6,070	13,088	11,373
Franchise and management fees	1,218	1,447	2,497	2,672
	227,389	319,131	489,900	592,705
Other revenues from franchised and managed properties	3,445	4,526	7,235	8,621
Total revenues	230,834	323,657	497,135	601,326
OPERATING EXPENSES:
Hotel operating expenses	133,435	146,907	278,730	284,198
General and administrative expenses	23,103	22,287	47,041	45,314
Depreciation and amortization	51,042	49,017	101,562	97,795
Impairment of long-lived assets	675	—	675	—
	208,255	218,211	428,008	427,307
Other expenses from franchised and managed properties	4,083	4,996	8,290	9,643
Total operating expenses	212,338	223,207	436,298	436,950
OTHER INCOME	1	1	3	28
INCOME FROM OPERATIONS	18,497	100,451	60,840	164,404
OTHER NON-OPERATING (INCOME) EXPENSE	(302)	(171)	401	(349)
INTEREST EXPENSE, NET	33,621	29,766	66,306	59,370
(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	(14,822)	70,856	(5,867)	105,383
INCOME TAX (BENEFIT) EXPENSE	(6,052)	11,198	(4,942)	17,321
NET (LOSS) INCOME	(8,770)	59,658	(925)	88,062
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3,593)	(6,161)	(6,884)	(12,631)
NET (LOSS) INCOME ATTRIBUTABLE TO EXTENDED STAY AMERICA, INC. COMMON SHAREHOLDERS	$(12,363)	$53,497	$(7,809)	$75,431
NET (LOSS) INCOME PER EXTENDED STAY AMERICA, INC. COMMON SHARE:
Basic	$(0.07)	$0.28	$(0.04)	$0.40
Diluted	$(0.07)	$0.28	$(0.04)	$0.40
WEIGHTED-AVERAGE EXTENDED STAY AMERICA, INC. COMMON SHARES OUTSTANDING:
Basic	177,551	188,450	177,771	188,399
Diluted	177,551	188,813	177,771	188,695
See accompanying notes to condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
NET (LOSS) INCOME	$(8,770)	$59,658	$(925)	$88,062
OTHER COMPREHENSIVE INCOME:

INTEREST RATE CASH FLOW HEDGE GAIN (LOSS), NET OF TAX OF $8, $(343), $(299) and $(591)	45	(1,984)	(1,702)	(3,422)

COMPREHENSIVE (LOSS) INCOME	(8,725)	57,674	(2,627)	84,640
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3,615)	(5,162)	(6,054)	(10,908)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO EXTENDED STAY AMERICA, INC. COMMON SHAREHOLDERS	$(12,340)	$52,512	$(8,681)	$73,732
See accompanying notes to condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(In thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Extended Stay America, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - April 1, 2019	188,403	$1,884	$750,135	$41,116	$1,774	$794,909	$501,742	$1,296,651
Net income	—	—	—	53,497	—	53,497	6,161	59,658
Interest rate cash flow hedge loss, net of tax	—	—	—	—	(985)	(985)	(999)	(1,984)
Corporation common distributions - $0.09 per common share	—	—	—	(17,062)	—	(17,062)	—	(17,062)
ESH REIT common distributions - $0.14 per Class B common share	—	—	—	—	—	—	(26,542)	(26,542)
ESH REIT preferred distributions	—	—	—	—	—	—	(4)	(4)
Adjustment to reflect changes in book value of noncontrolling interests	—	—	(75)	—	—	(75)	75	—
Equity-based compensation	9	—	1,407	—	—	1,407	899	2,306
BALANCE - June 30, 2019	188,412	$1,884	$751,467	$77,551	$789	$831,691	$481,332	$1,313,023

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Extended Stay America, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - April 1, 2020	177,466	$1,775	$723,285	$(63,394)	$(512)	$661,154	$449,730	$1,110,884
Net (loss) income	—	—	—	(12,363)	—	(12,363)	3,593	(8,770)
Interest rate cash flow hedge gain, net of tax	—	—	—	—	23	23	22	45
Corporation common distributions - $0 per common share	—	—	—	8	—	8	—	8
ESH REIT common distributions - $0.01 per Class B common share	—	—	—	—	—	—	(1,773)	(1,773)
ESH REIT preferred distributions	—	—	—	—	—	—	(4)	(4)
Adjustment to reflect changes in book value of noncontrolling interests	—	—	351	—	—	351	(351)	—
Equity-based compensation	16	—	1,246	—	—	1,246	732	1,978
BALANCE - June 30, 2020	177,482	$1,775	$724,882	$(75,749)	$(489)	$650,419	$451,949	$1,102,368

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Extended Stay America, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - January 1, 2019	188,219	$1,882	$749,219	$32,432	$2,488	$786,021	$524,618	$1,310,639
Net income	—	—	—	75,431	—	75,431	12,631	88,062
Interest rate cash flow hedge loss, net of tax	—	—	—	—	(1,699)	(1,699)	(1,723)	(3,422)
Corporation common distributions - $0.16 per common share	—	—	—	(30,312)	—	(30,312)	—	(30,312)
ESH REIT common distributions - $0.29 per Class B common share	—	—	—	—	—	—	(54,940)	(54,940)
ESH REIT preferred distributions	—	—	—	—	—	—	(8)	(8)
Adjustment to reflect changes in book value of noncontrolling interests	—	—	400	—	—	400	(400)	—
Equity-based compensation	193	2	1,848	—	—	1,850	1,154	3,004
BALANCE - June 30, 2019	188,412	$1,884	$751,467	$77,551	$789	$831,691	$481,332	$1,313,023

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Extended Stay America, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - January 1, 2020	179,483	$1,795	$742,397	$(48,283)	$383	$696,292	$479,978	$1,176,270
Net (loss) income	—	—	—	(7,809)	—	(7,809)	6,884	(925)
Interest rate cash flow hedge loss, net of tax	—	—	—	—	(872)	(872)	(830)	(1,702)
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(2,237)	(22)	—	(19,665)	—	(19,687)	(11,406)	(31,093)
Corporation common distributions - $0.09 per common share	—	—	(15,981)	8	—	(15,973)	—	(15,973)
ESH REIT common distributions - $0.15 per Class B common share	—	—	—	—	—	—	(26,615)	(26,615)
ESH REIT preferred distributions	—	—	—	—	—	—	(8)	(8)
Adjustment to reflect changes in book value of noncontrolling interests	—	—	(2,968)	—	—	(2,968)	2,968	—
Equity-based compensation	236	2	1,434	—	—	1,436	978	2,414
BALANCE - June 30, 2020	177,482	$1,775	$724,882	$(75,749)	$(489)	$650,419	$451,949	$1,102,368
See accompanying notes to condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Net (loss) income	$(925)	$88,062
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	101,562	97,795
Foreign currency transaction loss (gain)	401	(349)
Amortization of deferred financing costs and debt discount	4,129	3,993
Loss on disposal of property and equipment	4,979	3,377
Impairment of long-lived assets	675	—
Equity-based compensation	2,990	4,255
Deferred income tax benefit	(3,921)	(2,385)
Changes in assets and liabilities:
Accounts receivable, net	624	(3,464)
Other assets	(3,190)	(3,331)
Accounts payable and accrued liabilities	2,994	16,144
Net cash provided by operating activities	110,318	204,097
INVESTING ACTIVITIES:
Purchases of property and equipment	(63,317)	(84,785)
Development in process payments	(41,537)	(21,841)
Payment for intangible assets	(455)	(6,296)
Proceeds from insurance and related recoveries	987	613
Net cash used in investing activities	(104,322)	(112,309)
FINANCING ACTIVITIES:
Principal payments on term loan facility	(3,154)	(5,683)
Proceeds from revolving credit facilities	399,765	—
Payments of deferred financing costs	(172)	—
Principal payments on finance leases	(69)	(58)
Tax withholdings related to restricted stock unit settlements	(815)	(1,571)
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(31,093)	—
Repurchase of Corporation mandatorily redeemable preferred stock	(6,422)	—
Corporation common distributions	(16,177)	(30,287)
ESH REIT common distributions	(26,997)	(54,938)
ESH REIT preferred distributions	(8)	(8)
Net cash provided by (used in) financing activities	314,858	(92,545)
CHANGES IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH DUE TO CHANGES IN FOREIGN CURRENCY EXCHANGE RATES	(78)	61
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	320,776	(696)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of period	361,670	303,336
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - End of period	$682,446	$302,640
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding modification, prepayment and other penalties, net of capitalized interest of $1,643 and $751	$64,311	$57,902
Cash payments for income taxes, net of refunds of $181 and $0	$1,024	$16,583
Operating cash payments for finance leases	$118	$122
Operating cash payments for operating leases	$1,435	$1,380
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable and accrued liabilities	$19,042	$27,618
Additions to finance lease right-of-use assets and liabilities	$457	$109
Corporation common distributions included in accounts payable and accrued liabilities	$229	$380
ESH REIT common distributions included in accounts payable and accrued liabilities	$385	$794
See accompanying notes to condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2020 AND DECEMBER 31, 2019 AND FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2020 AND 2019
(Unaudited)

1. BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION
Extended Stay America, Inc. (the “Corporation”) was incorporated in the state of Delaware on July 8, 2013. ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. The Corporation owns, and is expected to continue to own, all of the issued and outstanding Class A common stock of ESH REIT, which, as of June 30, 2020, represents 59% of the outstanding common stock of ESH REIT. Due to its controlling interest in ESH REIT, the Corporation consolidates the financial position, results of operations, comprehensive income and cash flows of ESH REIT. The term, “the Company,” as used herein refers to the Corporation and its consolidated subsidiaries, including ESH REIT.
A “Paired Share” consists of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. Each outstanding share of Corporation common stock is attached to and trades with one share of ESH REIT Class B common stock.
The Company is an integrated owner/operator of Extended Stay America-branded hotels and is also engaged in franchising and managing extended stay hotels for third parties in the U.S. As of June 30, 2020 and December 31, 2019, the Company owned and operated 561 and 557 hotel properties, respectively, in 40 U.S. states, consisting of approximately 62,400 and 61,900 rooms, respectively, and franchised or managed 75 and 73 hotel properties for third parties, respectively, consisting of approximately 7,700 and 7,500 rooms, respectively. As of June 30, 2020, all 636 system-wide hotels were operated under the Extended Stay America brand.
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
As of June 30, 2020 and December 31, 2019, the Corporation had 177.5 million shares and 179.5 million shares of common stock outstanding, respectively. As of June 30, 2020 and December 31, 2019, ESH REIT’s common equity consisted of the following: (i) 250.5 million shares of Class A common stock outstanding (59% and 58%, respectively, of its common equity), all of which were owned by the Corporation, and (ii) 177.5 million shares and 179.5 million shares of Class B common stock outstanding, respectively (41% and 42%, respectively, of its common equity).
Paired Share Repurchase Program—In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program. As a result of several increases in authorized amounts and program extensions, the combined Paired Share repurchase program currently authorizes the Corporation and ESH REIT to purchase up to $550 million in Paired Shares through December 31, 2020. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of June 30, 2020, the Corporation and ESH REIT had repurchased and retired 28.6 million Paired Shares for $283.0 million and $166.4 million, including transaction fees, respectively, and $101.1 million remained available under the combined Paired Share repurchase program.
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
The accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of June 30, 2020, the results of the Company’s operations, comprehensive income and changes in equity for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019. Interim results are not necessarily indicative of full year performance because of the impact of seasonal, short-term or other market variations, including the impact of the COVID-19 pandemic, as well as the impact of acquisitions, dispositions, hotel renovations and financing or other capital transactions.
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
The estimation and evaluation of future cash flows, in particular the holding period for real estate assets and asset composition and/or concentration within real estate portfolios, relies on judgments and assumptions regarding holding period, current and future operating performance and current and future market conditions. It is possible that such judgments and/or estimates will change; in particular, the effects of the COVID-19 pandemic could cause economic and market conditions to continue to deteriorate, and if this occurs, or if the Company's expected holding period for real estate assets changes, the Company may recognize impairment charges or losses on sale in future periods reflecting either changes in estimate, circumstance or the estimated market value of assets. During three and six months ended June 30, 2020, the Company recognized an impairment charge of $0.7 million related to an undeveloped land parcel. Based on market conditions and the Company's plans with respect to its hotel properties as of June 30, 2020, the Company believes that the carrying amounts of its hotel properties are recoverable and no additional impairment charges were recorded during the three and six months ended June 30, 2020; however, actual results are subject to a high degree of uncertainty due to the volatility of macroeconomic trends and the evolving nature of the COVID-19 pandemic.
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
Definite-lived intangible assets are reviewed for impairment quarterly and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Indefinite-lived intangible assets, including goodwill, are reviewed for impairment quarterly, and the Company tests for impairment more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has two reportable operating segments, owned hotels and franchise and management. There is no goodwill associated with the Company's franchise and management segment. Management analyzes goodwill associated with all owned hotels when analyzing for potential impairment. The Company first assesses qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
As of June 30, 2020, the Company believes that the carrying amount of its intangible assets, including goodwill, are recoverable and there are no changes in circumstances that would more likely than not reduce the fair value of its reporting units below their carrying amount; therefore, no impairment charges were recorded during the three and six months ended June 30, 2020. However, if the effects of the COVID-19 pandemic cause economic and market conditions to continue to deteriorate, these events could result in impairment charges in the future. Actual results are subject to a high degree of uncertainty due to the volatility of macroeconomic trends and the evolving nature of the COVID-19 pandemic.
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
Recently Issued Accounting Standards
Reference Rate Reform—In March 2020, the FASB issued an accounting standards update that provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR, subject to meeting certain criteria. The Company adopted this update on March 12, 2020, and the update is effective through December 31, 2022, during which time the Company may elect to apply the optional expedients and exceptions offered under the standard. The Company's variable rate debt and interest rate swap are tied to rates that reference LIBOR (see Notes 7 and 8). As of June 30, 2020, the Company had not applied any of these optional expedients or exceptions. The adoption of this update did not, and is not expected to, have a material effect on the Company's condensed consolidated financial statements.
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
3. NET (LOSS) INCOME PER SHARE
Basic net (loss) income per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of the Corporation’s unrestricted common stock outstanding. Diluted net (loss) income per share is computed by dividing net income available to common shareholders, as adjusted for potentially dilutive securities, by the weighted-average number of shares of unrestricted common stock outstanding plus potentially dilutive securities. Dilutive securities include certain equity-based awards (see Note 13) and are included in the calculation provided that the inclusion of such securities is not anti-dilutive.

The calculations of basic and diluted net (loss) income per share, including a reconciliation of the numerators and denominators, are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income available to Extended Stay America, Inc. common shareholders - basic	$(12,363)	$53,497	$(7,809)	$75,431
Income attributable to noncontrolling interests assuming conversion	(3)	(7)	(5)	(12)
Net (loss) income available to Extended Stay America, Inc. common shareholders - diluted	$(12,366)	$53,490	$(7,814)	$75,419
Denominator:
Weighted-average number of Extended Stay America, Inc. common shares outstanding - basic	177,551	188,450	177,771	188,399
Dilutive securities	—	363	—	296
Weighted-average number of Extended Stay America, Inc. common shares outstanding - diluted	$177,551	$188,813	$177,771	$188,695
Net (loss) income per Extended Stay America, Inc. common share - basic	$(0.07)	$0.28	$(0.04)	$0.40
Net (loss) income per Extended Stay America, Inc. common share - diluted	$(0.07)	$0.28	$(0.04)	$0.40

Anti-dilutive securities excluded from net loss per common share	293	—	237	—

4. HOTEL ACQUISITIONS
No hotels were acquired during the three and six months ended June 30, 2020. On November 12, 2019, the Company acquired a 121-room operating hotel from Crestwood Suites of Lakeland, LLC for $10.0 million. Other than ordinary components of prorated net working capital, no liabilities were assumed in the purchase. The majority of the purchase price was allocated to building and improvements, with estimated useful lives ranging from five to 44 years.
5. PROPERTY AND EQUIPMENT
Net investment in property and equipment as of June 30, 2020 and December 31, 2019, consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Hotel properties:
Land and site improvements (1)	$1,239,747	$1,228,231
Building and improvements	2,846,722	2,792,579
Furniture, fixtures and equipment (2)	763,319	745,145
Total hotel properties	4,849,788	4,765,955
Development in process (3)	63,611	70,864
Corporate furniture, fixtures, equipment, software and other	31,378	30,680
Total cost	4,944,777	4,867,499
Less accumulated depreciation:
Hotel properties	(1,435,357)	(1,353,772)
Corporate furniture, fixtures, equipment, software and other	(22,080)	(20,178)
Total accumulated depreciation	(1,457,437)	(1,373,950)
Property and equipment — net	$3,487,340	$3,493,549
_________________________________
(1)Includes finance lease asset of $3.2 million as of June 30, 2020 and December 31, 2019.
(2)Includes finance lease asset of $0.5 million and $0 as of June 30, 2020 and December 31, 2019, respectively.
(3)Includes finance lease asset of $0.8 million as of June 30, 2020 and December 31, 2019.

As of June 30, 2020 and December 31, 2019, development in process consisted of 11 and 15 land parcels, respectively, that were in various phases of construction and/or development. The Company expects to delay commencement of construction at three of these locations as a result of current market uncertainty.
During the three and six months ended June 30, 2020, and the year ended December 31, 2019, the following owned, newly constructed hotels were opened under the Extended Stay America brand:

Opening Date	Location	Number of Hotels	Number of Rooms
December 2019	Florida	1	124
December 2019	Arizona	1	136
March 2020	Florida	1	120
April 2020	South Carolina	1	120
June 2020	Georgia	1	124
June 2020	Texas	1	124

During the three and six months ended June 30, 2020, these new hotels contributed total room and other hotel revenues, total operating expenses and (loss) income before income tax expense as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Total room and other hotel revenues	$1,551	$3,234
Total operating expenses	1,831	2,985
(Loss) income before income tax expense	(280)	249

During the three and six months ended June 30, 2020, the Company recognized a $0.7 million impairment charge related to an undeveloped land parcel. The Company used Level 2 observable inputs, including a non-binding bid to sell the asset, and Level 3 unobservable inputs, including estimated transaction costs, to determine the impairment charge incurred during the three and six months ended June 30, 2020. No impairment charges were recognized during the three and six months ended June 30, 2019.

6. INTANGIBLE ASSETS AND GOODWILL
The Company’s intangible assets and goodwill as of June 30, 2020 and December 31, 2019, consist of the following (in thousands):

	June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—customer relationships	$26,800	$(13,041)	$13,759
Definite-lived intangible assets—software licenses	10,476	(1,380)	9,096
Indefinite-lived intangible assets—trademarks	10,163	—	10,163
Total intangible assets	47,439	(14,421)	33,018
Goodwill	45,192	—	45,192
Total intangible assets and goodwill	$92,631	$(14,421)	$78,210

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—customer relationships	$26,800	$(12,370)	$14,430
Definite-lived intangible assets—software licenses	10,353	(763)	9,590
Indefinite-lived intangible assets—trademarks	10,163	—	10,163
Total intangible assets	47,316	(13,133)	34,183
Goodwill	45,192	—	45,192
Total intangible assets and goodwill	$92,508	$(13,133)	$79,375
The remaining weighted-average amortization period for amortizing intangible assets is approximately nine years as of June 30, 2020. Estimated future amortization expense for amortizing intangible assets is as follows (in thousands):

Years Ending December 31,
Remainder of 2020	$1,290
2021	2,580
2022	2,580
2023	2,580
2024	2,580
2025	2,580
Thereafter	8,665
Total	$22,855

7. DEBT
Summary - The Company’s outstanding debt, net of unamortized debt discounts and unamortized deferred financing costs, as of June 30, 2020 and December 31, 2019, consists of the following (dollars in thousands):

	Stated Amount	Carrying Amount				Unamortized Deferred Financing Costs
Loan		June 30, 2020		December 31, 2019		June 30, 2020		December 31, 2019		Stated Interest Rate	Maturity Date
Term loan facility
ESH REIT Term Facility	$630,909	$624,359	(1)	$627,368	(1)	$8,356		$9,030		LIBOR (2) + 2.00%	9/18/2026	(3)
Senior notes
2025 Notes	1,300,000	1,293,644	(4)	1,292,986	(4)	13,643		15,055		5.25%	5/1/2025
2027 Notes	750,000	750,000		750,000		12,759		13,633		4.63%	10/1/2027
Revolving credit facilities
ESH REIT Revolving Credit Facility	350,000	350,000		—		2,339	(5)	2,606	(5)	LIBOR (2) + 2.00%	9/18/2024
Corporation Revolving Credit Facility	50,000	49,765		—		628	(5)	556	(5)	LIBOR (2) + 2.25%	9/18/2024
Total		$3,067,768		$2,670,354		$37,725		$40,880
_________________________________
(1)The ESH REIT Term Facility (defined below) is presented net of an unamortized debt discount of $1.8 million and $2.0 million as of June 30, 2020 and December 31, 2019, respectively.
(2)As of June 30, 2020 and December 31, 2019, one-month LIBOR was 0.16% and 1.76%, respectively. As of June 30, 2020 and December 31, 2019, $150.0 million and $200.0 million, respectively, of the ESH REIT Term Facility was subject to an interest rate swap at a fixed rate of 1.175%.
(3)Amortizes in equal quarterly installments of $1.6 million. In addition to scheduled amortization, subject to certain exceptions, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required commencing with the year ending December 31, 2020. Annual mandatory prepayments for a given fiscal year are due during the first quarter of the following fiscal year.
(4)The 2025 Notes (defined below) are presented net of an unamortized discount of $6.4 million and $7.0 million as of June 30, 2020 and December 31, 2019, respectively.
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
ESH REIT Revolving Credit Facility—Borrowings under the ESH REIT Revolving Credit Facility bear interest at a rate equal to (i) LIBOR plus a spread that ranges from 1.50% to 2.00% based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined, or (ii) a base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50%, or (C) the one-month adjusted LIBOR rate plus 1.00%) plus a spread that ranges from 0.50% to 1.00% based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined. ESH REIT incurs a fee of 0.30% or 0.175% on the unutilized revolver balance. ESH REIT is also required to pay customary letter of credit fees and agency fees. The ESH REIT Revolving Credit Facility provides for the issuance of up to $50.0 million of letters of credit. As of June 30, 2020, ESH REIT had no letters of credit outstanding and no available borrowing capacity under the facility.
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
Corporation Revolving Credit Facility
The Corporation’s revolving credit facility, as may be amended and supplemented from time to time (the “Corporation Revolving Credit Facility”), provides for the issuance of up to $50.0 million of letters of credit as well as borrowing on same day notice, referred to as swingline loans, in an amount of up to $20.0 million. Borrowings under the Corporation Revolving Credit Facility bear interest at a rate equal to (i) LIBOR plus 2.25% or (ii) a base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50% or (C) the one-month adjusted LIBOR plus 1.00%) plus 1.25%. In addition to paying interest on outstanding principal, the Corporation incurs a fee of 0.30% or 0.175% on the unutilized revolver balance, based on the amount outstanding under the facility. As of June 30, 2020, the Corporation had one letter of credit outstanding of $0.2 million and no available borrowing capacity under the facility.
In March 2020, the Company borrowed $49.8 million under the Corporation Revolving Credit Facility as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of uncertainty in business markets resulting from the COVID-19 pandemic. The proceeds may in the future be used for working capital, general corporate or other purposes permitted under the agreement.

Obligations under the Corporation Revolving Credit Facility are guaranteed by certain existing and future material domestic subsidiaries of the Corporation, excluding ESH REIT and its subsidiaries and subject to customary exceptions. The facility is secured, subject to certain exceptions, by a first priority security interest in substantially all of the assets of the Corporation and the guarantors. If obligations are outstanding under the facility during any fiscal quarter, the Corporation Revolving Credit Facility requires that the Consolidated Leverage Ratio, as defined, calculated as of the end of such fiscal quarter for any consecutive four quarter period, be less than or equal to 8.75 to 1.00 (the "Leverage Covenant," subject to the Four Quarter Suspension Period, as defined below). The facility is also subject to a springing financial covenant whereby the senior loan-to-value ratio may not exceed 45% when the aggregate principal amount of borrowings and letters of credit under the Corporation Revolving Credit Facility, excluding up to $30.0 million of letters of credit, is equal to or greater than 25% of the aggregate available principal amount of the Corporation Revolving Credit Facility on the applicable fiscal quarter end date.

In May 2020, the Company entered into an amendment to the Corporation Revolving Credit Facility and obtained a suspension of the Leverage Covenant from the beginning of the second quarter of 2020 through the end of the first quarter of 2021 (the “Four Quarter Suspension Period”). For the second quarter of 2021 through the fourth quarter of 2021, the leverage covenant calculation has been modified to use annualized EBITDA, as opposed to trailing twelve-month EBITDA. Additionally, the amendment provides for the Corporation to borrow up to $150.0 million from ESH REIT through an intercompany loan facility. Throughout the Four Quarter Suspension Period, the Company has agreed to maintain minimum liquidity of $150.0 million and to limit share repurchases and dividend payments made by the Corporation.

Covenants
The ESH REIT Credit Facilities, the 2027 Notes, the 2025 Notes, the Corporation Revolving Credit Facility and certain intercompany loan facilities contain a number of restrictive covenants that, among other things and subject to certain exceptions, limit the Corporation’s or ESH REIT’s ability and the ability of their respective subsidiaries to engage in certain transactions. In addition, the ESH REIT Revolving Credit Facility and the Corporation Revolving Credit Facility contain financial covenants that, subject to certain conditions, require compliance with certain senior loan-to-value and consolidated leverage ratios. The agreements governing the Corporation’s and ESH REIT’s indebtedness also contain certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and, in the case of the ESH REIT Credit Facilities and certain intercompany loan facilities, certain material operating leases and management agreements. As of June 30, 2020, the Corporation and ESH REIT were in compliance with all covenants under their respective debt agreements.

The Company’s continued compliance with these covenants could be impacted by current or future economic conditions associated with the COVID-19 pandemic. The Company's failure to maintain compliance with its debt covenants or to pay debt obligations as they become due would give rise to default under one or more agreements governing the Company's indebtedness, and could entitle the lenders under the defaulted agreements to accelerate the maturity of the amounts thereunder, which could raise substantial doubt about the Company's ability to continue as a going concern. The Company may seek additional covenant waivers or amendments, though there is no certainty that it would be successful in such efforts.
Interest Expense, net—The components of net interest expense during the three and six months ended June 30, 2020 and 2019, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contractual interest, net (1)	$31,753	$28,765	$63,079	$57,482
Amortization of deferred financing costs and debt discount	2,077	1,996	4,129	3,993
Other costs (2)	59	405	352	806
Interest income	(268)	(1,400)	(1,254)	(2,911)
Total	$33,621	$29,766	$66,306	$59,370
______________________
(1)Includes dividends on shares of mandatorily redeemable Corporation preferred stock. Net of capitalized interest of $0.7 million, $0.4 million, $1.6 million and $0.8 million, respectively.
(2)Includes interest expense on finance leases (see Note 12) and unused facility fees.
Mandatorily Redeemable Preferred Stock—The Corporation has authorized 350.0 million shares of preferred stock, $0.01 par value, of which 708 and 7,130 shares of mandatorily redeemable voting preferred stock were issued and outstanding as of June 30, 2020 and December 31, 2019, respectively. Dividends on these mandatorily redeemable voting preferred shares are payable quarterly in arrears at a rate of 8.0% per year. With respect to dividend, distribution and liquidation rights, the 8.0% voting preferred stock ranks senior to the Corporation’s common stock. Holders of the 8.0% voting preferred stock have the right to require the Corporation to redeem in cash the 8.0% voting preferred stock at $1,000 per share plus any accumulated unpaid dividends. During the three and six months ended June 30, 2020, 6,422 shares of the 8.0% mandatorily redeemable voting preferred stock were redeemed for $6.4 million. On November 15, 2020, the Corporation shall mandatorily redeem all of the outstanding 8.0% voting preferred stock at $1,000 per share plus any accumulated unpaid dividends.
Fair Value of Debt and Mandatorily Redeemable Preferred Stock—As of June 30, 2020 and December 31, 2019, the estimated fair value of the Company’s debt was $3.0 billion and $2.7 billion, respectively, and the estimated fair value of the Corporation’s 8.0% mandatorily redeemable preferred stock was $0.7 million and $7.1 million, respectively. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available, to the stated interest rates and spreads on the Company’s debt and the Corporation’s 8.0% mandatorily redeemable preferred stock. As of June 30, 2020 and December 31, 2019, the estimated fair value of each of the Corporation and ESH REIT revolving credit facilities is equal to its carrying value due to its short-term nature and frequent settlement.
8. DERIVATIVE INSTRUMENTS
ESH REIT is a counterparty to a floating-to-fixed interest rate swap at a fixed rate of 1.175% and a floating rate of one-month LIBOR to manage its exposure to interest rate risk on a portion of the ESH REIT Term Facility. The notional amount of the interest rate swap as of June 30, 2020 was $150.0 million. The notional amount decreases by an additional $50.0 million every six months until the swap’s maturity in September 2021.
For the three and six months ended June 30, 2020, the Company paid interest of $0.3 million and received proceeds of less than $0.1 million, respectively, and for the three and six months ended June 30, 2019, the Company received proceeds of $0.8 million and $1.8 million, respectively, that offset interest expense. As of June 30, 2020, $1.0 million of interest expense is expected to be recognized over the following twelve months.
The table below presents the amounts and classification of the interest rate swap on the Company’s condensed consolidated financial statements (in thousands):

	(Accrued liabilities) other assets	Accumulated other comprehensive (loss) income, net of tax		Interest expense (income), net
As of June 30, 2020	$(1,170)	$(996)	(1)
As of December 31, 2019	$831	$706	(2)
For the three months ended June 30, 2020				$250
For the three months ended June 30, 2019				$(821)
For the six months ended June 30, 2020				$(7)
For the six months ended June 30, 2019				$(1,797)
_______________________________
(1)Changes during the six months ended June 30, 2020, on a pre-tax basis, consisted of changes in fair value of $(2.0) million.
(2)Changes during the year ended December 31, 2019, on a pre-tax basis, consisted of changes in fair value of $(5.0) million.
9. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table disaggregates room revenues from owned hotels by booking source for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019		2020	2019
Property direct	$59,830	$75,426	(2)	$119,854	$145,255	(2)
Central call center	70,840	81,089	(2)	148,031	149,197	(2)
Proprietary website	46,643	60,257	(2)	99,582	110,655	(2)
Third-party intermediaries	39,851	83,744		97,671	152,841
Travel agency global distribution systems	2,687	11,098		9,177	20,712
Total room revenues from owned hotels (1)	$219,851	$311,614		$474,315	$578,660
_________________________________
(1)In addition to room revenues, the Company’s owned hotels earned $6.3 million and $13.1 million of other hotel revenues during the three and six months ended June 30, 2020, respectively, and $6.1 million and $11.4 million of other hotel revenues during the three and six months ended June 30, 2019.
(2)As a result of the correction of a classification error, for the three months ended June 30, 2019, $4.6 million of room revenues that were previously classified as revenues generated from property direct have been reclassified and reported as $3.0 million of revenues generated from central call center and $1.6 million of revenues generated from proprietary website. For the six months ended June 30, 2019, $8.3 million of room revenues that were previously classified as revenues generated from property direct have been reclassified and reported as $5.6 million of revenues generated from central call center and $2.7 million of revenues generated from proprietary website. The Company concluded that the effect of the error is immaterial to previously issued financial statements but has made the corrections for consistent presentation.

The following table disaggregates room revenues from owned hotels by length of guest stay for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
1-6 nights	$60,491	$121,052	$145,085	$222,476
7-29 nights	44,170	63,867	99,001	118,967
30+ nights	115,190	126,695	230,229	237,217
Total room revenues from owned hotels (1)	$219,851	$311,614	$474,315	$578,660
_________________________________
(1)In addition to room revenues, the Company’s owned hotels earned $6.3 million and $13.1 million of other hotel revenues during the three and six months ended June 30, 2020, respectively, and $6.1 million and $11.4 million of other hotel revenues during the three and six months ended June 30, 2019.
The following table disaggregates revenues from franchised and managed hotels for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Management fees	$208	$367	$443	$660
Franchise fees	1,010	1,080	2,054	2,012
Indirect reimbursements (system service fees)	1,157	1,400	2,347	2,584
Direct reimbursements	2,288	3,126	4,888	6,037
Total revenues from franchised and managed hotels	$4,663	$5,973	$9,732	$11,293
Outstanding Contract Liabilities
Contract liabilities relate to advance deposits with respect to owned hotels and, with respect to franchised hotels, advance consideration received, such as initial franchise fees paid when a franchise agreement is executed and certain system implementation fees paid at the time of installation. Contract liabilities are included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets. The following table presents outstanding contract liabilities as of June 30, 2020 and January 1, 2020, and the amount of outstanding January 1, 2020 contract liabilities recognized as revenue during the three and six months ended June 30, 2020 (in thousands):

	Outstanding Contract Liabilities	Outstanding Contract Liabilities as of January 1, 2020 Recognized as Revenue
As of June 30, 2020	$19,283
As of January 1, 2020	16,231
For the three months ended June 30, 2020		$559
For the six months ended June 30, 2020		$10,732
Performance Obligations
As of June 30, 2020, $14.0 million of outstanding contract liabilities related to owned hotels and $5.3 million related to franchised hotels. The Company does not estimate revenues expected to be recognized related to unsatisfied performance obligations for royalty fees, system service fees or management fees, as they are considered either sales-based fees or allocated to wholly unsatisfied performance obligations in a series. Performance obligations related to owned hotels are expected to be satisfied within less than one year. Performance obligations related to third-party owned (i.e., franchised) hotels are expected to be satisfied over the term of the respective franchise agreements, which are typically 20 years.

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
The performance of the Company’s operating segments is evaluated primarily on income from operations. Selected financial data is provided below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Owned hotels	$226,170	$317,684	$487,402	$590,033
Franchise and management (1)	1,897	2,400	3,959	4,442
Total segment revenues	228,067	320,084	491,361	594,475
Corporate and other (2)	18,636	19,704	38,628	39,218
Other revenues from franchised and managed properties (3)	3,445	4,526	7,235	8,621
Intersegment eliminations (4)	(19,314)	(20,657)	(40,089)	(40,988)
Total	$230,834	$323,657	$497,135	$601,326

Income (loss) from operations:
Owned hotels	$25,311	$104,653	$73,862	$174,348
Franchise and management (1)	1,897	2,400	3,959	4,442
Total segment income from operations	27,208	107,053	77,821	178,790
Corporate and other (2)	(8,073)	(6,132)	(15,926)	(13,364)
Other expenses from franchised and managed properties, net (3)	(638)	(470)	(1,055)	(1,022)
Total	$18,497	$100,451	$60,840	$164,404
_________________________________
(1)Includes intellectual property fees charged to the owned hotels segment of $0.7 million and $1.5 million for the three and six months ended June 30, 2020, respectively, and $1.0 million and $1.8 million for the three and six months ended June 30, 2019, respectively, that are eliminated in the condensed consolidated statements of operations.
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
Total assets for each of the Company’s operating segments are provided below (in thousands):

	June 30, 2020	December 31, 2019
Assets:
Owned hotels	$3,732,706	$3,661,609
Franchise and management	13,369	14,576
Total segment assets	3,746,075	3,676,185
Corporate and other	644,382	397,568
Intersegment eliminations	(42,218)	(43,157)
Total	$4,348,239	$4,030,596

Total capital expenditures for each of the Company's operating segments are provided below (in thousands):

	Six Months Ended June 30,
	2020	2019
Capital Expenditures:
Owned hotels	$104,658	$112,294
Corporate and other	651	628
Total	$105,309	$112,922

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
The Company recorded a benefit for federal, state and foreign income taxes of $6.1 million, an effective tax rate of 40.8%, for the three months ended June 30, 2020, as compared to a provision of $11.2 million, an effective tax rate of 15.8%, for the three months ended June 30, 2019. The Company recorded a benefit for federal, state and foreign income taxes of $4.9 million, an effective tax rate of 84.2%, for the six months ended June 30, 2020, as compared to a provision of $17.3 million, an effective tax rate of 16.4%, for the six months ended June 30, 2019. The Company's effective rate differs from the federal statutory rate of 21% primarily due to ESH REIT's status as a REIT under the provisions of the Code and, for the three and six months ended June 30, 2020, the passage of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which provides the Company the ability to carry back and utilize projected federal tax losses to higher tax rate years.
As of June 30, 2020, the Company has not completed its accounting for all tax effects related to the enactment of the CARES Act, including the ability to carry back losses to higher federal marginal rate tax years. The Company is still analyzing the CARES Act and refining its calculations, including the CARES Act's impact on state income taxes, all of which are complex and subject to continued interpretation. The Company expects to complete its analysis prior to year-end 2020.
The Company's income tax returns for the years 2016 to present are subject to examination by the Internal Revenue Service ("IRS") and other taxing authorities. As of June 30, 2020, a subsidiary of ESH REIT was under examination by the Canadian Revenue Agency for the tax years 2014 through 2017. As the examination is still in process, the timing of the resolution and any payments that may be required cannot be determined at this time. The Company believes that, to the extent a liability may exist, it is appropriately reserved as of June 30, 2020.
12. COMMITMENTS AND CONTINGENCIES
Lease Commitments—The Company is a tenant under long-term ground leases at five of its hotel properties. Three of these leases are operating leases and two are finance leases. The ground lease agreements terminate at various dates between 2023 and 2096 and several of the agreements include multiple renewal options for generally five or ten year periods. The Company is also a tenant under an operating lease for its corporate office, which terminates in August 2021 and includes renewal options for two five-year terms. As the Company is reasonably certain that it will exercise the options to extend its ground leases, fixed payments associated with the extensions are included in the measurement of related right-of-use assets and lease liabilities. Payments associated with the option to extend the corporate office lease are not included in the measurement of the right-of-use asset and lease liability, as the associated payments cannot be reasonably estimated. Additionally, as of June 30, 2020, the Company leased certain technology equipment located at its hotel sites under finance leases.

Operating lease costs related to ground leases are included in hotel operating expenses, while operating lease costs related to the Company’s office lease are included in general and administrative expenses, in the condensed consolidated statements of operations. Finance lease interest costs are included in interest expense, net in the condensed consolidated statements of operations (see Note 7) or, when pertaining to assets under development, are capitalized and included in property and equipment, net on the condensed consolidated balance sheets (see Note 5). No amortization costs were incurred during the three and six months ended June 30, 2020 and 2019 for finance leases pertaining to land or land in development. The Company has no variable lease costs or short-term leases.
For the three and six months ended June 30, 2020 and 2019, the components of the Company’s total lease costs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease costs	$769	$770	$1,538	$1,538
Finance lease costs	80	61	146	122
Total lease costs	$849	$831	$1,684	$1,660
The Company’s right-of-use assets and lease liabilities are as follows (in thousands):

	June 30, 2020	December 31, 2019
Right-of-use assets:
Operating(1)	$3,719	$4,863
Finance(2)	4,415	3,979

Lease liabilities:
Operating(3)	11,545	12,590
Finance	3,767	3,379
_________________________________
(1)Included in other assets on the accompanying condensed consolidated balance sheets.
(2)Included in property and equipment, net on the accompanying condensed consolidated balance sheets.
(3)Included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.
Maturities of lease liabilities as of June 30, 2020, are as follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
Remainder of 2020	$1,460	$307
2021	2,220	738
2022	806	397
2023	552	400
2024	503	402
2025	503	429
Thereafter	77,091	2,671
Total	$83,135	$5,344

Total discounted lease liability	$11,545	$3,767
Difference between undiscounted cash flows and discounted cash flows	$71,590	$1,577

Weighted-average remaining lease term	47 years	11 years
Weighted-average discount rate	6.4%	6.7%
The Company’s leases do not contain residual value guarantees and do not contain restrictions with respect to incurring additional financial obligations or paying dividends. As of June 30, 2020, the Company does not have any material leases that have not yet commenced.

Letter of Credit—As of June 30, 2020, the Company had one outstanding letter of credit, issued by the Corporation, for $0.2 million, which is collateralized by the Corporation Revolving Credit Facility.
Legal Contingencies—As of June 30, 2020, six purported class action lawsuits in California have been filed against the Company. The complaints allege, among other things, failure to provide meal and rest periods, wage and hour violations and violations of the Fair Credit Reporting Act. The complaints seek, among other relief, collective and class certification of the lawsuits, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the court might find just and proper.
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
With respect to one lawsuit, although the Company believes it is reasonably possible that it may incur losses associated with such matter, it is not possible to estimate the amount of loss or range of loss, if any, that might result from adverse judgments, settlements or other resolution based on the early stage of the lawsuit, the uncertainty as to the certification of a class or classes and the size of any certified class, if applicable, and the lack of resolution of significant factual and legal issues. However, depending on the amount and timing, an unfavorable resolution of the lawsuit or a change in the Company's assessment of the likelihood of loss could have a material adverse effect on the Company’s condensed consolidated financial statements, results of operations or liquidity in a future period. The Company believes that it has meritorious defenses and is prepared to vigorously defend the lawsuit.
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
13. EQUITY-BASED COMPENSATION
The Corporation and ESH REIT each maintain a long-term incentive plan (“LTIP”), approved by their shareholders. Under each LTIP, the Corporation and ESH REIT may issue to eligible employees or directors restricted stock units (“RSUs”) or other equity-based awards, in respect of Paired Shares, with service, performance or market vesting conditions. The aggregate number of Paired Shares that may be the subject of awards under the LTIPs shall not exceed 8.0 million, of which no more than 4.0 million may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIPs has a share reserve of an equivalent number of shares of Corporation common stock and ESH REIT Class B common stock. As of June 30, 2020, 4.2 million Paired Shares were available for future issuance under the LTIPs.
Equity-based compensation expense is recognized by amortizing the grant-date fair value on a straight-line basis over the requisite service period of each award. A portion of the grant-date fair value of all equity-based awards is allocated to a share of Corporation common stock and a portion is allocated to a share of ESH REIT Class B common stock. Equity-based compensation expense, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations, was $1.9 million and $3.0 million for the three and six months ended June 30, 2020, respectively, and $2.1 million and $4.3 million for the three and six months ended June 30, 2019.
As of June 30, 2020, unrecognized compensation expense related to outstanding equity-based awards and the related weighted-average period over which it is expected to be recognized subsequent to June 30, 2020, is presented in the following table. Total unrecognized compensation expense will be adjusted for forfeitures and the achievement of certain market-based conditions.

	Unrecognized Compensation Expense Related to Outstanding Awards (in thousands)	Remaining Weighted-Average Amortization Period (in years)
RSUs with service vesting conditions	$8,080	1.6
RSUs with market vesting conditions	3,471	2.2
Total unrecognized compensation expense	$11,551
RSU activity during the six months ended June 30, 2020, was as follows:

	Service-Based Awards		Performance-Based Awards - Market Vesting
	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value
Outstanding at January 1, 2020	928	$16.77	255	$16.56
Granted	356	$12.37	290	$11.52
Settled	(280)	$17.73	(46)	$18.58
Forfeited	(202)	$16.80	(105)	$15.23
Outstanding at June 30, 2020	802	$14.47	394	$12.97

Vested at June 30, 2020	132	$15.83	—	$—
Nonvested at June 30, 2020	670	$14.21	394	$12.97

The grant-date fair value of awards with service vesting conditions is based on the closing price of a Paired Share on the date of grant. Service-based awards vest over a period of one to three years, subject to the grantee’s continued employment or service. The grant-date fair value of awards with market vesting conditions is based on an independent valuation. These awards vest at the end of a three-year period, subject to the grantee’s continued employment, with the ability to earn Paired Shares in a range of 0% to 150% of the awarded number of RSUs based on the total shareholder return of a Paired Share relative to the total shareholder return of other publicly traded companies identified in the award agreements. During the six months ended June 30, 2020, the grant-date fair value of awards with market vesting conditions were calculated using a Monte Carlo simulation model with the following key assumptions:

Expected holding period	2.92 years
Risk–free rate of return	1.43%
Expected dividend yield	7.01%

14. SUBSEQUENT EVENTS
Corporation Intercompany Facility
In July 2020, the Corporation, as borrower, and ESH REIT, as lender, entered into an unsecured credit facility (the "Corporation Intercompany Facility"). Under the Corporation Intercompany Facility, the Corporation may borrow up to $150.0 million. Loans under the facility bear interest at an annual rate of 4.5%. In addition to paying interest on outstanding principal, the Corporation is required to pay a commitment fee to ESH REIT of 0.25% on the unutilized facility balance. There is no scheduled amortization under the facility and the facility matures on July 2, 2025. Obligations under the Corporation Intercompany Facility and guarantees thereof are unsecured and fully subordinated to the obligations of the Corporation under the Corporation Revolving Credit Facility. The Corporation has the option to prepay outstanding balances under the facility without penalty. As of August 10, 2020, the outstanding balance under the facility was $0.
ESH REIT Revolving Credit Facility Repayment
On August 6, 2020, ESH REIT repaid the $350.0 million outstanding balance under the ESH REIT Revolving Credit Facility. As of August 10, 2020, the outstanding balance under the facility was $0.
Distribution

On August 10, 2020, the Board of Directors of ESH REIT declared a cash distribution of $0.01 per share for the second quarter of 2020 on its Class A and Class B common stock. This distribution is payable on September 8, 2020 to shareholders of record as of August 25, 2020.
COVID-19 Pandemic Update
We expect our business and operational outlook to continue to be materially negatively impacted by the COVID-19 pandemic, the impact of which will hinder the ability to predict future results. As the pandemic evolves, we continue to evaluate its impact on our operations, financial condition and current and future business strategies. Additionally, we continue to assess our ability to navigate industry, market and overall economic conditions. We may implement changes to our current and future business strategies as a result of the volatility related to COVID-19, with a focus on balancing the preservation of liquidity with other balance sheet considerations, such as necessary capital expenditures and reductions in leverage. As of July 31, 2020, the Company had unrestricted and restricted cash and cash equivalents of $685.2 million.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2020 AND DECEMBER 31, 2019
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $1,454,959 and $1,372,595	$3,499,562	$3,506,020
CASH AND CASH EQUIVALENTS	606,680	296,134
RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC. (Note 10)	13,056	1,572
DEFERRED RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC. (Note 10)	33,950	28,917
INTANGIBLE ASSETS - Net of accumulated amortization of $1,380 and $763	9,096	9,590
GOODWILL	44,012	44,012
OTHER ASSETS	20,942	21,209
TOTAL ASSETS	$4,227,298	$3,907,454
LIABILITIES AND EQUITY
LIABILITIES:
Term loan facility payable - Net of unamortized deferred financing costs and debt discount of $10,174 and $10,993	$616,003	$618,338
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $32,758 and $35,702	2,017,242	2,014,298
Revolving credit facility	350,000	—
Finance lease liabilities	3,767	3,379
Unearned rental revenues from Extended Stay America, Inc. (Note 10)	70,528	38,770
Due to Extended Stay America, Inc., net (Note 10)	7,261	11,838
Accounts payable and accrued liabilities	73,318	71,453
Deferred tax liabilities	11	11
Total liabilities	3,138,130	2,758,087
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY:
Common stock - Class A: $0.01 par value, 4,300,000,000 shares authorized, 250,493,583 shares issued and outstanding; Class B: $0.01 par value, 7,800,000,000 shares authorized, 177,482,082 and 179,483,397 shares issued and outstanding	4,280	4,300
Additional paid in capital	1,051,560	1,050,740
Preferred stock—no par value, $1,000 liquidation value, 125 shares authorized, issued and outstanding	73	73
Retained earnings	34,426	93,424
Accumulated other comprehensive (loss) income	(1,171)	830
Total equity	1,089,168	1,149,367
TOTAL LIABILITIES AND EQUITY	$4,227,298	$3,907,454
See accompanying notes to condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES - Rental revenues from Extended Stay America, Inc. (Note 10)	$119,486	$118,102	$238,676	$236,107
OPERATING EXPENSES:
Hotel operating expenses	23,289	21,937	47,816	43,245
General and administrative expenses (Note 10)	3,769	3,544	7,936	7,525
Depreciation and amortization	50,127	48,132	99,715	95,999
Impairment of long-lived assets	675	—	675	—
Total operating expenses	77,860	73,613	156,142	146,769
OTHER INCOME	—	—	—	15
INCOME FROM OPERATIONS	41,626	44,489	82,534	89,353
OTHER NON-OPERATING (INCOME) EXPENSE	(245)	(134)	315	(273)
INTEREST EXPENSE, NET	33,197	30,267	65,625	60,201
INCOME BEFORE INCOME TAX EXPENSE	8,674	14,356	16,594	29,425
INCOME TAX EXPENSE	9	7	11	10
NET INCOME	$8,665	$14,349	$16,583	$29,415
NET INCOME PER ESH HOSPITALITY, INC. COMMON SHARE:
Class A - basic	$0.02	$0.03	$0.04	$0.07
Class A - diluted	$0.02	$0.03	$0.04	$0.07
Class B - basic	$0.02	$0.03	$0.04	$0.07
Class B - diluted	$0.02	$0.03	$0.04	$0.07
WEIGHTED-AVERAGE ESH HOSPITALITY, INC. COMMON SHARES OUTSTANDING:
Class A - basic	250,494	250,494	250,494	250,494
Class A - diluted	250,494	250,494	250,494	250,494
Class B - basic	177,551	188,450	177,771	188,399
Class B - diluted	177,844	188,813	178,008	188,695
See accompanying notes to condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
NET INCOME	$8,665	$14,349	$16,583	$29,415
OTHER COMPREHENSIVE INCOME:

INTEREST RATE CASH FLOW HEDGE GAIN (LOSS), NET OF TAX OF $0, $1, $1, $2	53	(2,327)	(2,001)	(4,014)

COMPREHENSIVE INCOME	$8,718	$12,022	$14,582	$25,401
See accompanying notes to condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(In thousands, except preferred stock shares and per share data)
(Unaudited)

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - April 1, 2019	250,494	188,403	$4,389	125	$73	$1,091,456	$63,185	$4,102	$1,163,205
Net income	—	—	—	—	—	—	14,349	—	14,349
Interest rate cash flow hedge loss, net of tax	—	—	—	—	—	—	—	(2,327)	(2,327)
Common distributions - $0.14 per Class A and Class B common share	—	—	—	—	—	—	(61,611)	—	(61,611)
Preferred distributions	—	—	—	—	—	—	(4)	—	(4)
Equity-based compensation	—	9	—	—	—	389	—	—	389
BALANCE - June 30, 2019	250,494	188,412	$4,389	125	$73	$1,091,845	$15,919	$1,775	$1,114,001

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - April 1, 2020	250,494	177,466	$4,280	125	$73	$1,051,076	$30,043	$(1,224)	$1,084,248
Net income	—	—	—	—	—	—	8,665	—	8,665
Interest rate cash flow hedge gain, net of tax	—	—	—	—	—	—	—	53	53
Common distributions - $0.01 per Class A and Class B common share	—	—	—	—	—	—	(4,278)	—	(4,278)
Preferred distributions	—	—	—	—	—	—	(4)	—	(4)
Equity-based compensation	—	16	—	—	—	484	—	—	484
BALANCE - June 30, 2020	250,494	177,482	$4,280	125	$73	$1,051,560	$34,426	$(1,171)	$1,089,168

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - January 1, 2019	250,494	188,219	$4,387	125	$73	$1,090,809	$114,096	$5,789	$1,215,154
Net income	—	—	—	—	—	—	29,415	—	29,415
Interest rate cash flow hedge loss, net of tax	—	—	—	—	—	—	—	(4,014)	(4,014)
Common distributions - $0.29 per Class A and Class B common share	—	—	—	—	—	—	(127,584)	—	(127,584)
Preferred distributions	—	—	—	—	—	—	(8)	—	(8)
Equity-based compensation	—	193	2	—	—	1,036	—	—	1,038
BALANCE - June 30, 2019	250,494	188,412	$4,389	125	$73	$1,091,845	$15,919	$1,775	$1,114,001

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - January 1, 2020	250,494	179,483	$4,300	125	$73	$1,050,740	$93,424	$830	$1,149,367
Net income	—	—	—	—	—	—	16,583	—	16,583
Interest rate cash flow hedge loss, net of tax	—	—	—	—	—	—	—	(2,001)	(2,001)
Repurchase of Class B common stock	—	(2,237)	(22)	—	—	—	(11,384)	—	(11,406)
Common distributions - $0.15 per Class A and Class B common share	—	—	—	—	—	—	(64,189)	—	(64,189)
Preferred distributions	—	—	—	—	—	—	(8)	—	(8)
Equity-based compensation	—	236	2	—	—	820	—	—	822
BALANCE - June 30, 2020	250,494	177,482	$4,280	125	$73	$1,051,560	$34,426	$(1,171)	$1,089,168
See accompanying notes to condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$16,583	$29,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,715	95,999
Foreign currency transaction loss (gain)	315	(273)
Amortization of deferred financing costs and debt discount	4,046	3,939
Loss on disposal of property and equipment	4,979	3,377
Impairment of long-lived assets	675	—
Equity-based compensation	264	277
Changes in assets and liabilities:
Deferred rents receivable from Extended Stay America, Inc.	(5,033)	(10,288)
Due to Extended Stay America, Inc., net	(4,867)	(7,764)
Other assets	(2,819)	(5,111)
Unearned rental revenues/rents receivable from Extended Stay America, Inc., net	20,274	67,646
Accounts payable and accrued liabilities	7,027	8,140
Net cash provided by operating activities	141,159	185,357
INVESTING ACTIVITIES:
Purchases of property and equipment	(61,145)	(80,173)
Development in process payments	(41,537)	(21,841)
Payment for intangible assets	(455)	(6,296)
Proceeds from insurance and related recoveries	987	613
Net cash used in investing activities	(102,150)	(107,697)
FINANCING ACTIVITIES:
Principal payments on term loan facility	(3,154)	(5,683)
Proceeds from revolving credit facility	350,000	—
Payments of deferred financing costs	(17)	—
Principal payments on finance leases	(69)	(58)
Repurchase of Class B common stock	(11,406)	—
Issuance of Class B common stock related to issuance of Paired Shares	762	1,248
Common distributions	(64,571)	(127,582)
Preferred distributions	(8)	(8)
Net cash provided by (used in) financing activities	271,537	(132,083)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	310,546	(54,423)
CASH AND CASH EQUIVALENTS - Beginning of period	296,134	178,538
CASH AND CASH EQUIVALENTS - End of period	$606,680	$124,115
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding modification, prepayment and other penalties, net of capitalized interest of $1,643 and $751	$63,687	$57,527
Cash payments for income taxes, net of refunds of $181 and $0	$290	$606
Operating cash payments for finance leases	$118	$122
Operating cash payments for operating leases	$385	$354
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in due to/from Extended Stay America, Inc. and accounts payable and accrued liabilities	$18,857	$26,920
Additions to finance lease right-of-use assets and liabilities	$457	$109
Common distributions included in accounts payable and accrued liabilities	$385	$794
Net receivable (payable) related to RSUs not yet settled or issued included in due to/from Extended Stay America, Inc.	$83	$(131)
See accompanying notes to condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2020 AND DECEMBER 31, 2019 AND FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2020 AND 2019
(Unaudited)

1. BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION
ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. Extended Stay America, Inc. (the “Corporation”), the parent of ESH REIT, was incorporated in the state of Delaware on July 8, 2013. The Corporation owns, and is expected to continue to own, all of the issued and outstanding Class A common stock of ESH REIT, which, as of June 30, 2020, represents 59% of the outstanding common stock of ESH REIT.
A “Paired Share” consists of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. Each outstanding share of ESH REIT Class B common stock is attached to and trades with one share of Corporation common stock.
As of June 30, 2020 and December 31, 2019, ESH REIT and its subsidiaries owned and leased 561 and 557 hotel properties, respectively, in 40 U.S. states, consisting of approximately 62,400 and 61,900 rooms, respectively. All hotels are leased to wholly-owned subsidiaries of the Corporation (the “Operating Lessees”).
Paired Share Repurchase Program—In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program. As a result of several increases in authorized amounts and program extensions, the combined Paired Share repurchase program currently authorizes the Corporation and ESH REIT to purchase up to $550 million in Paired Shares through December 31, 2020. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of June 30, 2020, ESH REIT had repurchased and retired 28.6 million ESH REIT Class B common shares for $166.4 million, including transaction fees, and $101.1 million remained available under the combined Paired Share repurchase program.
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
The accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly ESH REIT’s financial position as of June 30, 2020, the results of ESH REIT’s operations, comprehensive income and changes in equity for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019. Interim results are not necessarily indicative of full year performance because of acquisitions, dispositions, financing or other capital transactions and the impact of accounting for variable rental payments under lease arrangements, as well as the impact of the COVID-19 pandemic.
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
The estimation and evaluation of future cash flows, in particular the holding period for real estate assets and asset composition and/or concentration within real estate portfolios, relies on judgments and assumptions regarding holding period, current and future operating performance and current and future market conditions. It is possible that such judgments and/or estimates will change; in particular, the effects of the COVID-19 pandemic could cause economic and market conditions to continue to deteriorate, and if this occurs, or if ESH REIT's expected holding period for real estate assets changes, ESH REIT may recognize impairment charges or losses on sale in future periods reflecting either changes in estimate, circumstance or the estimated market value of assets. During the three and six months ended June 30, 2020, ESH REIT recognized an impairment charge of $0.7 million related to an undeveloped land parcel. Based on market conditions and ESH REIT's plans with respect to its hotel properties as of June 30, 2020, ESH REIT believes that the carrying amounts of its hotel properties are recoverable and no additional impairment charges were recorded during the three and six months ended June 30, 2020; however, actual results are subject to a high degree of uncertainty due to the volatility of macroeconomic trends and the evolving nature of the COVID-19 pandemic.
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
ESH REIT believes that the carrying amount of its intangible assets, including goodwill, are recoverable and there are no changes in circumstances that would more likely than not reduce the fair value of its reporting unit below its carrying amount; therefore, no impairment charges were recorded during the three and six months ended June 30, 2020. However, if the effects of the COVID-19 pandemic cause economic and market conditions to continue to deteriorate, these events could result in impairment charges in the future. Actual results are subject to a high degree of uncertainty due to the volatility of macroeconomic trends and the evolving nature of the COVID-19 pandemic.

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
Recently Issued Accounting Standards
Reference Rate Reform—In March 2020, the FASB issued an accounting standards update that provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR, subject to meeting certain criteria. ESH REIT adopted this update on March 12, 2020, and the update is effective through December 31, 2022, during which time ESH REIT may elect to apply the optional expedients and exceptions offered under the standard. ESH REIT's variable rate debt and interest rate swap are tied to rates that reference LIBOR (see Notes 7 and 8). As of June 30, 2020, ESH REIT had not applied any of these optional expedients or exceptions. The adoption of this update did not, and is not expected to, have a material effect on ESH REIT's condensed consolidated financial statements.
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

The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income	$8,665	$14,349	$16,583	$29,415
Less preferred dividends	(4)	(4)	(8)	(8)
Net income available to ESH Hospitality, Inc. common shareholders	$8,661	$14,345	$16,575	$29,407
Class A:
Net income available to ESH Hospitality, Inc. Class A common shareholders - basic	$5,065	$8,186	$9,689	$16,783
Amounts attributable to ESH Hospitality, Inc. Class B shareholders assuming conversion	(3)	(7)	(5)	(12)
Net income available to ESH Hospitality, Inc. Class A common shareholders - diluted	$5,062	$8,179	$9,684	$16,771
Class B:
Net income available to ESH Hospitality, Inc. Class B common shareholders - basic	$3,596	$6,159	$6,886	$12,624
Amounts attributable to ESH Hospitality, Inc. Class B shareholders assuming conversion	3	7	5	12
Net income available to ESH Hospitality, Inc. Class B common shareholders - diluted	$3,599	$6,166	$6,891	$12,636
Denominator:
Class A:
Weighted-average number of ESH Hospitality, Inc. Class A common shares outstanding - basic and diluted	250,494	250,494	250,494	250,494
Class B:
Weighted-average number of ESH Hospitality, Inc. Class B common shares outstanding - basic	177,551	188,450	177,771	188,399
Dilutive securities	293	363	237	296
Weighted-average number of ESH Hospitality, Inc. Class B common shares outstanding - diluted	177,844	188,813	178,008	188,695
Net income per ESH Hospitality, Inc. common share - Class A - basic	$0.02	$0.03	$0.04	$0.07
Net income per ESH Hospitality, Inc. common share - Class A - diluted	$0.02	$0.03	$0.04	$0.07
Net income per ESH Hospitality, Inc. common share - Class B - basic	$0.02	$0.03	$0.04	$0.07
Net income per ESH Hospitality, Inc. common share - Class B - diluted	$0.02	$0.03	$0.04	$0.07

4. HOTEL ACQUISITIONS
No hotels were acquired during the three and six months ended June 30, 2020. On November 12, 2019, ESH REIT acquired a 121-room operating hotel from Crestwood Suites of Lakeland, LLC for $10.0 million. Other than ordinary components of prorated net working capital, no liabilities were assumed in the purchase. The majority of the purchase price was allocated to building and improvements, with estimated useful lives ranging from five to 44 years.

5. PROPERTY AND EQUIPMENT
Net investment in property and equipment as of June 30, 2020 and December 31, 2019, consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Hotel properties:
Land and site improvements (1)	$1,242,113	$1,230,598
Building and improvements	2,878,203	2,824,061
Furniture, fixtures and equipment (2)	769,594	751,417
Total hotel properties	4,889,910	4,806,076
Development in process (3)	63,611	70,864
Other	1,000	1,675
Total cost	4,954,521	4,878,615
Less accumulated depreciation:	(1,454,959)	(1,372,595)
Property and equipment — net	$3,499,562	$3,506,020
_________________________________
(1)Includes finance lease asset of $3.2 million as of June 30, 2020 and December 31, 2019.
(2)Includes finance lease asset of $0.5 million and $0 as of June 30, 2020 and December 31, 2019, respectively
(3)Includes finance lease asset of $0.8 million as of June 30, 2020 and December 31, 2019.
As of June 30, 2020 and December 31, 2019, development in process consisted of 11 and 15 land parcels, respectively, that were in various phases of construction and/or development. ESH REIT expects to delay commencement of construction of three of these locations as a result of current market uncertainty.
During the three and six months ended June 30, 2020, and the year ended December 31, 2019, the following owned, newly constructed hotels were completed and leased to the Corporation:

Opening Date	Location	Number of Hotels	Number of Rooms
December 2019	Florida	1	124
December 2019	Arizona	1	136
March 2020	Florida	1	120
April 2020	South Carolina	1	120
June 2020	Georgia	1	124
June 2020	Texas	1	124

During the three and six months ended June 30, 2020, these hotels contributed rental revenues, total operating expenses and (loss) income before income tax expense as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Rental revenues	$1,062	$1,763
Total operating expenses	1,070	1,657
(Loss) income before income tax expense	(8)	106

During the three and six months ended June 30, 2020, ESH REIT recognized a $0.7 million impairment charge related to an undeveloped land parcel. ESH REIT used Level 2 observable inputs, including a non-binding bid to sell the asset, and Level 3 unobservable inputs, including estimated transaction costs, to determine the impairment charge incurred during the three and six months ended June 30, 2020. No impairment charges were recognized during the three and six months ended June 30, 2019.

6. INTANGIBLE ASSETS AND GOODWILL
ESH REIT's intangible assets and goodwill as of June 30, 2020 and December 31, 2019, consist of the following (dollars in thousands):

	June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—software licenses	$10,476	$(1,380)	$9,096
Goodwill	44,012	—	44,012
Total intangible assets and goodwill	$54,488	$(1,380)	$53,108

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—software licenses	$10,353	$(763)	$9,590
Goodwill	44,012	—	44,012
Total intangible assets and goodwill	$54,365	$(763)	$53,602

The remaining weighted-average amortization period for amortizing intangible assets is approximately 7 years as of June 30, 2020. Estimated future amortization expense for amortizing intangible assets is as follows (in thousands):

Years Ending December 31,
Remainder of 2020	$620
2021	1,240
2022	1,240
2023	1,240
2024	1,240
2025	1,240
Thereafter	2,276
Total	$9,096

7. DEBT
Summary—ESH REIT’s outstanding debt, net of unamortized debt discount and unamortized deferred financing costs, as of June 30, 2020 and December 31, 2019, consists of the following (dollars in thousands):

	Stated Amount	Carrying Amount				Unamortized Deferred Financing Costs
Loan		June 30, 2020		December 31, 2019		June 30, 2020		December 31, 2019		Stated Interest Rate	Maturity Date
Term loan facility
ESH REIT Term Facility	$630,909	$624,359	(1)	$627,368	(1)	$8,356		$9,030		LIBOR (2) + 2.00%	9/18/2026	(3)
Senior notes
2025 Notes	1,300,000	1,293,644	(4)	1,292,986	(4)	13,643		15,055		5.25%	5/1/2025
2027 Notes	750,000	750,000		750,000		12,759		13,633		4.63%	10/1/2027
Revolving credit facility
ESH REIT Revolving Credit Facility	350,000	350,000		—		2,339	(5)	2,606	(5)	LIBOR (2) + 2.00%	9/18/2024
Unsecured intercompany facility
ESH REIT Intercompany Facility	75,000	—		—		—		—		5.00%	9/18/2026
Total		$3,018,003		$2,670,354		$37,097		$40,324

_________________________________

(1)The ESH REIT Term Facility (defined below) is presented net of an unamortized debt discount of $1.8 million and $2.0 million as of June 30, 2020 and December 31, 2019, respectively.
(2)As of June 30, 2020 and December 31, 2019, one-month LIBOR was 0.16% and 1.76%, respectively. As of June 30, 2020 and December 31, 2019, $150.0 million and $200.0 million, respectively, of the ESH REIT Term Facility was subject to an interest rate swap at a fixed rate of 1.175%.
(3)Amortizes in equal quarterly installments of $1.6 million. In addition to scheduled amortization, subject to certain exceptions, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required commencing with the year ending December 31, 2020. Annual mandatory prepayments for a given fiscal year are due during the first quarter of the following fiscal year.
(4)The 2025 Notes (defined below) are presented net of an unamortized discount of $6.4 million and $7.0 million as of June 30, 2020 and December 31, 2019, respectively.
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
ESH REIT Revolving Credit Facility—Borrowings under the ESH REIT Revolving Credit Facility bear interest at a rate equal to (i) LIBOR plus a spread that ranges from 1.50% to 2.00% based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined, or (ii) a base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50%, or (C) the one-month adjusted LIBOR rate plus 1.00%) plus a spread that ranges from 0.50% to 1.00% based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined. ESH REIT incurs a fee of 0.30% or 0.175% on the unutilized revolver balance. ESH REIT is also required to pay customary letter of credit fees and agency fees. The ESH REIT Revolving Credit Facility provides for the issuance of up to $50.0 million of letters of credit. As of June 30, 2020, ESH REIT had no letters of credit outstanding and no available borrowing capacity under the facility.
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
ESH REIT Intercompany Facility
In August 2016, ESH REIT, as borrower, and the Corporation, as lender, entered into an unsecured intercompany credit facility, as may be amended and supplemented from time to time (the “ESH REIT Intercompany Facility”). Under the ESH REIT Intercompany Facility, ESH REIT may borrow up to $300.0 million, plus additional amounts, in each case subject to certain conditions. Loans under the ESH REIT Intercompany Facility bear interest at an annual rate of 5.0%. ESH REIT has the option to prepay outstanding balances under the facility without penalty. As of June 30, 2020 and December 31, 2019, the amount outstanding under the facility was $0.
Covenants
The ESH REIT Credit Facilities, the 2027 Notes, the 2025 Notes, and the ESH REIT Intercompany Facility contain a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to engage in certain transactions. In addition, the ESH REIT Revolving Credit Facility contains a financial covenant that, subject to certain conditions, requires compliance with a certain senior loan-to-value ratio. The agreements governing ESH REIT’s indebtedness also contain certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and, in the case of the ESH REIT Credit Facilities and the ESH REIT Intercompany Facility, certain material operating leases and management agreements. As of June 30, 2020, ESH REIT was in compliance with all covenants under its debt agreements.
ESH REIT’s continued compliance with these covenants could be impacted by current or future economic conditions associated with the COVID-19 pandemic. ESH REIT's failure to maintain compliance with its debt covenants or to pay debt obligations as they become due would give rise to a default under one or more of the agreements governing its indebtedness, and could entitle the lenders under the defaulted agreements to accelerate the maturity of the amounts thereunder, which could raise substantial doubt about ESH REIT's ability to continue as a going concern. ESH REIT may seek covenant waivers or amendments, though there is no certainty that it would be successful in such efforts.
Interest Expense, net—The components of net interest expense during the three and six months ended June 30, 2020 and 2019, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contractual interest, net (1)	$31,361	$28,622	$62,451	$57,197
Amortization of deferred financing costs and debt discount	2,024	1,969	4,046	3,939
Other costs (2)	57	359	319	714
Interest income	(245)	(683)	(1,191)	(1,649)
Total	$33,197	$30,267	$65,625	$60,201
______________________
(1)Net of capitalized interest of $0.7 million, $0.4 million, $1.6 million and $0.8 million, respectively.
(2)Includes interest expense on finance leases (see Note 11) and unused facility fees.

Fair Value of Debt—As of June 30, 2020 and December 31, 2019, the estimated fair value of ESH REIT’s debt was $2.9 billion and $2.7 billion, respectively. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available, to the stated interest rates and spreads on ESH REIT’s debt. As of June 30, 2020 and December 31, 2019, the estimated fair value of the ESH REIT Revolving Credit Facility is equal to its carrying value due to its short-term nature and frequent settlement.
8. DERIVATIVE INSTRUMENTS
ESH REIT is a counterparty to a floating-to-fixed interest rate swap at a fixed rate of 1.175% and a floating rate of one-month LIBOR to manage its exposure to interest rate risk on a portion of the ESH REIT Term Facility. The notional amount of the interest rate swap as of June 30, 2020 was $150.0 million. The notional amount decreases by an additional $50.0 million every six months until the swap’s maturity in September 2021.
For the three and six months ended June 30, 2020, ESH REIT paid interest of $0.3 million and received proceeds of less than $0.1 million, respectively, and for the three and six months ended June 30, 2019, ESH REIT received proceeds of $0.8 million and $1.8 million, respectively, that offset interest expense. As of June 30, 2020, $1.0 million of interest expense is expected to be recognized over the following twelve months.
The table below presents the amounts and classification of the interest rate swap on ESH REIT’s condensed consolidated financial statements (in thousands):

	(Accrued liabilities) other assets	Accumulated other comprehensive (loss) income, net of tax		Interest expense (income), net
As of June 30, 2020	$(1,170)	$(1,171)	(1)
As of December 31, 2019	$831	$830	(2)
For the three months ended June 30, 2020				$250
For the three months ended June 30, 2019				$(821)
For the six months ended June 30, 2020				$(7)
For the six months ended June 30, 2019				$(1,797)
_______________________________
(1)Changes during the six months ended June 30, 2020, on a pre-tax basis, consisted of changes in fair value of $(2.0) million.
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
ESH REIT recorded a provision for state income taxes of less than $0.1 million, an effective tax rate of 0.1%, for each of the three and six months ended June 30, 2020 and 2019. ESH REIT tax rate differs from the federal statutory rate of 21% due to ESH REIT's status as a REIT under the provisions of the code.
ESH REIT’s income tax returns for the years 2016 to present are subject to examination by the Internal Revenue Service and other taxing authorities. As of June 30, 2020, a subsidiary of ESH REIT was under examination by the Canadian Revenue Agency for the tax years 2014 through 2017. As the audit is still in process the timing of the resolution and any payments that may be required cannot be determined at this time. ESH REIT believes that, to the extent a liability may exist, it is appropriately reserved as of June 30, 2020.

10. RELATED PARTY TRANSACTIONS
Revenues and Expenses
Leases and Rental Revenues—All revenues are generated as a result of, and earned from, three operating leases with related parties. The counterparty to each lease agreement is a subsidiary of the Corporation. Fixed and variable rental revenues for the three and six months ended June 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fixed rental revenues	$119,486	$118,005	$238,676	$236,010
Variable rental revenues(1)	—	97	—	97
_________________________________
(1)Regardless of whether cash rental payments are received, ESH REIT only recognizes revenue when a lessee’s revenue exceeds specific thresholds stated in the lease. Variable rental revenue thresholds were not achieved during the three and six months ended June 30, 2020.
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

Years Ending December 31,
Remainder of 2020	$234,900
2021	482,706
2022	494,828
2023	422,453
Total	$1,634,887
Overhead Expenses—The Corporation incurs costs under a services agreement between the Corporation and ESH REIT for certain overhead services performed on each entities’ behalf. The services relate to executive management, accounting, financial analysis, training and technology. For the three and six months ended June 30, 2020, ESH REIT incurred $2.4 million and $5.3 million, respectively, and for the three and six months ended June 30, 2019, ESH REIT incurred $2.3 million and $4.8 million, respectively, included in general and administrative expenses in the accompanying condensed consolidated statements of operations, related to these services. Expenses incurred under this services agreement also include expenses related to certain employees that participate in the Corporation’s long-term incentive plan. Such charges were $0.3 million and $0.5 million for the three and six months ended June 30, 2020, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2019, respectively.
Capital Transactions
Corporation Intercompany Facility—In July 2020, the Corporation, as borrower, and ESH REIT, as lender, entered into an unsecured credit facility, under which the Corporation may borrow up to $150.0 million from ESH REIT (see Note 12).
ESH REIT Intercompany Facility—As of June 30, 2020 and December 31, 2019, there were no outstanding balances owed by ESH REIT to the Corporation under the ESH REIT Intercompany Facility, and ESH REIT incurred no interest expense during the three and six months ended June 30, 2020 and 2019 related to the ESH REIT Intercompany Facility. ESH REIT is able to borrow under the ESH REIT Intercompany Facility up to $300.0 million, plus additional amounts, in each case subject to certain conditions (see Note 7).
Distributions—During the three and six months ended June 30, 2020, ESH REIT paid distributions of $2.5 million and $37.6 million, respectively, and during the three and six months ended June 30, 2019, ESH REIT paid distributions of $35.1 million and $72.6 million, respectively, to the Corporation in respect of the Class A common stock of ESH REIT.
Issuance of Common Stock—In March 2020 and 2019, ESH REIT was compensated $0.7 million and $1.2 million, respectively, for the issuance of 0.2 million shares of Class B common stock, each of which was attached to a share of Corporation common stock to form a Paired Share, used to settle vested restricted stock units (“RSUs”).

As of June 30, 2020, the Corporation has granted a total of 1.1 million RSUs, whereby as a counterparty to these outstanding RSUs, ESH REIT is expected to issue and be compensated in cash for 1.1 million shares of Class B common stock of ESH REIT in future periods, assuming market-based awards vest at 100% and no forfeitures.
Related Party Balances
Related party transaction balances as of June 30, 2020 and December 31, 2019, include the following (in thousands):

	June 30, 2020	December 31, 2019
Leases:
Rents receivable(1)	$13,056	$1,572
Deferred rents receivable(2)	$33,950	$28,917
Unearned rental revenues(1)	$(70,528)	$(38,770)

Working capital and other:
Ordinary working capital(3)	$(7,343)	$(12,160)
Equity awards receivable(4)	82	322
Total working capital and other, net(5)	$(7,261)	$(11,838)
______________________
(1)Rents receivable relate to percentage rents. As of June 30, 2020, unearned rental revenues related to July 2020 fixed minimum rent of $39.0 million and percentage rent of $31.5 million. As of December 31, 2019, unearned rental revenues related to January 2020 fixed minimum rent.
(2)Revenues recognized in excess of cash rents received.
(3)Represents disbursements and/or receipts made by the Corporation or ESH REIT on the other entity’s behalf. Includes overhead costs incurred by the Corporation on ESH REIT’s behalf.
(4)Represents amounts related to RSUs not yet settled or issued.
(5)Outstanding balances are typically repaid within 30 days.
11. COMMITMENTS AND CONTINGENCIES
Lease Commitments—ESH REIT is a tenant under long-term ground leases at five of its hotel properties. Three of these leases are operating leases and two are finance leases. The ground lease agreements terminate at various dates between 2023 and 2096 and several of the agreements include multiple renewal options for generally five or ten year periods. As ESH REIT is reasonably certain that it will exercise the options to extend its ground leases, fixed payments associated with the extensions are included in the measurement of related right-of-use assets and lease liabilities. Additionally, as of June 30, 2020, ESH REIT leased certain technology equipment located at its hotel sites under finance leases.
Operating lease costs related to ground leases are included in hotel operating expenses in the condensed consolidated statements of operations. Finance lease interest costs are included in interest expense, net in the condensed consolidated statements of operations (see Note 7) or, when pertaining to assets under development, are capitalized and included in property and equipment, net on the condensed consolidated balance sheets (see Note 5). No amortization costs were incurred during the three and six months ended June 30, 2020 and 2019 for finance leases pertaining to land or land in development. ESH REIT has no variable lease costs or short-term leases.
For the three and six months ended June 30, 2020 and 2019, components of ESH REIT’s total lease costs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease costs	$327	$327	$653	$652
Finance lease costs	80	61	146	122
Total lease costs	$407	$388	$799	$774

ESH REIT’s right-of-use assets and lease liabilities are as follows (in thousands):

	June 30, 2020	December 31, 2019
Right-of-use assets:
Operating(1)	$1,740	$2,084
Finance(2)	4,415	3,979

Lease liabilities:
Operating(3)	9,128	9,207
Finance	3,767	3,379
_________________________________
(1)Included in other assets on the accompanying condensed consolidated balance sheets.
(2)Included in property and equipment, net on the accompanying condensed consolidated balance sheets.
(3)Included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.
Maturities of lease liabilities as of June 30, 2020, are as follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
Remainder of 2020	$392	$307
2021	784	738
2022	806	397
2023	552	400
2024	503	402
2025	503	429
Thereafter	77,091	2,671
Total	$80,631	$5,344

Total discounted lease liability	$9,128	$3,767
Difference between undiscounted cash flows and discounted cash flows	$71,503	$1,577

Weighted-average remaining lease term	59 years	11 years
Weighted-average discount rate	6.6%	6.7%
ESH REIT’s leases do not contain residual value guarantees and do not contain restrictions with respect to incurring additional financial obligations or paying dividends. As of June 30, 2020, ESH REIT does not have any leases that have not yet commenced.
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
12. SUBSEQUENT EVENTS
Corporation Intercompany Facility
In July 2020, the Corporation, as borrower, and ESH REIT, as lender, entered into an unsecured credit facility (the "Corporation Intercompany Facility"). Under the Corporation Intercompany Facility, the Corporation may borrow up to $150.0 million. Loans under the facility bear interest at an annual rate of 4.5%. In addition to paying interest on outstanding principal, the Corporation is required to pay a commitment fee to ESH REIT of 0.25% on the unutilized facility balance. There is no scheduled amortization under the facility and the facility matures on July 2, 2025. Obligations under the Corporation Intercompany Facility and guarantees thereof are unsecured and fully subordinated to the obligations of the Corporation under the Corporation Revolving Credit Facility. The Corporation has the option to prepay outstanding balances under the facility without penalty. As of August 10, 2020, the outstanding balance under the facility was $0.

ESH REIT Revolving Credit Facility Repayment
On August 6, 2020, ESH REIT repaid the $350.0 million outstanding balance under the ESH REIT Revolving Credit Facility. As of August 10, 2020, the outstanding balance under the facility was $0.
Distribution
On August 10, 2020, the Board of Directors of ESH REIT declared a cash distribution of $0.01 per share for the second quarter of 2020 on its Class A and Class B common stock. This distribution is payable on September 8, 2020 to shareholders of record as of August 25, 2020.
COVID-19 Pandemic Update
ESH REIT’s business and operational outlook is expected to continue to be materially negatively impacted by the COVID-19 pandemic, specifically its ability to generate percentage rental revenues under its leases due to material decreases in hotel revenues of the Operating Lessees, the impact of which will hinder the ability to predict future results. As the pandemic evolves, ESH REIT continues to assess the pandemic's impact on its operations and financial condition. While ESH REIT continues to evaluate the ability of its portfolio of hotel assets to generate, sustain and increase cash flow, it also continues to monitor its tenants’ (i.e., the Operating Lessees’) ability to navigate industry, market and overall economic conditions, including their ability to provide timely and complete rental payments. ESH REIT may implement changes to its current and future business strategies as a result of the volatility related to COVID-19, with a focus on balancing the preservation of liquidity with other balance sheet considerations, such as necessary capital expenditures and reductions in leverage. As of July 31, 2020, ESH REIT had unrestricted cash and cash equivalents of $630.8 million.

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
•Mid-price extended stay segment means the segment of the extended stay market that generally operates at a daily rate, prior to the COVID-19 pandemic, between $55 and $105.
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
•System-wide hotels means all hotels that are operated under the Extended Stay America brand and that are owned, franchised and/or managed by the Company. As of June 30, 2020, there were 636 system-wide hotels.
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
We present below separate results of operations for each of the Company and ESH REIT. Our assets and operations, other than ownership of our real estate assets, which are owned by ESH REIT, are held directly by the Corporation. The Corporation owns all of the issued and outstanding shares of Class A common stock of ESH REIT, representing 59% of the outstanding common stock of ESH REIT. Due to its controlling interest in ESH REIT, the Corporation consolidates the financial position, results of operations, comprehensive income and cash flows of ESH REIT.
Overview
We are the largest integrated owner/operator of company-branded hotels in North America. Our business operates in the extended-stay segment of the lodging industry, and we have the following reportable operating segments:
•Owned Hotels—Earnings are derived from the operation of Company-owned hotel properties and include room and other hotel revenues, which accounted for 98.0% of total revenues for the three and six months ended June 30, 2020.
•Franchise and management—Earnings are derived from fees under various franchise and management agreements with third parties, which accounted for 2.0% of total revenues for the three and six months ended June 30, 2020. These contracts provide us the ability to earn compensation for licensing the Extended Stay America brand name, providing access to shared system-wide platforms and/or management services.
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
As of June 30, 2020, we owned and operated 561 hotel properties in 40 U.S. states, consisting of approximately 62,400 rooms, and franchised or managed 75 hotel properties for third parties, consisting of approximately 7,700 rooms. All 636 system-wide hotels operate under the Extended Stay America brand, which serves the mid-price extended stay segment and accounts for approximately 41% of the segment by number of rooms in the United States ("U.S.").
RevPAR for owned hotels was $38.96 and $42.09 for the three and six months ended June 30, 2020, respectively, and $55.63 and $51.94 for the three and six months ended June 30, 2019, respectively. RevPAR for comparable system-wide hotels, which includes hotels owned, franchised or managed for the full three and six months ended June 30, 2020 and 2019, respectively, was $38.38 and $41.18 for the three and six months ended June 30, 2020, respectively, and $53.84 and $50.29 for the three and six months ended June 30, 2019, respectively.
During the trailing twelve months ended June 30, 2020, 34.1%, 20.9% and 45.0% of our owned hotel room revenues were derived from guests with stays from 1-6 nights, from 7-29 nights and for 30 or more nights, respectively. For the trailing twelve months ended June 30, 2020, 24.4% of our owned hotel room revenues were derived from property-direct reservations, 29.2% were derived from our central call center, 20.1% were derived from our own proprietary website, 23.6% were derived from third party intermediaries and 2.7% were derived from travel agencies using global distribution systems.
During the trailing twelve months ended June 30, 2020, 52.7% of our franchise and management fees and related revenues were derived from franchising activities and 47.3% were derived from management activities. Franchisees typically pay an initial application fee, along with monthly royalty and system service fees for the licensing of our brand and the use of our shared system-wide platforms, such as marketing, technology infrastructure, central reservations, national sales and revenue management systems. The standard term for our franchise agreements is generally 20 years.
We seek to drive our competitive advantage by targeting our product and service offering to an underserved customer base within the lodging industry and the extended stay segment, and by driving economies of scale through our national distribution and concentration of hotels in individual markets. As the only major hotel company focused solely on the extended stay segment, we focus on operational excellence in our core business, which consists of a focus on property operations and the delivery of a consistent, quality guest experience. Operational excellence also includes a focus on our efficient, scalable marketing and sales platform to achieve the most effective use of commercial distribution channels we have identified as the most successful in driving additional targeted guests into our hotels. In addition to owning and operating hotels, we have increased, and intend to continue to increase, our fee-based income stream, which we receive when we franchise our brand to third parties and, in certain instances, manage hotels on behalf of our franchisees. Additionally, we seek to maximize the value and increase the overall quality of our real estate portfolio by selling non-strategic hotels over time and in certain instances franchise our brand to those buyers.

Our current and future plans include the following:
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
Recent Updates
COVID-19 Pandemic
During the three and six months ended June 30, 2020, primarily as a result of the COVID-19 pandemic, the Company experienced material adverse declines in RevPAR due to ADR and occupancy, net (loss) income, Adjusted EBITDA and cash flow from operations. For the three months ended June 30, 2020, the Company’s RevPAR and Adjusted EBITDA declined 30.0% and 51.6%, respectively, compared with the three months ended June 30, 2019. For the six months ended June 30, 2020, the Company's RevPAR and Adjusted EBITDA declined 19.0% and 36.2%, respectively, compared with the six months ended June 30, 2019.
Based on a preliminary assessment of our results of operations for the month ended July 31, 2020, we experienced a decline in RevPAR of 19.3% on a comparable system-wide basis, which includes 626 hotels owned, franchised or managed by the Company for the months ended July 31, 2020 and 2019. Although the July 2020 RevPAR decline was not as severe as declines we experienced each month during the three months ended June 30, 2020, it represents a decline which negatively impacted our results of operations. We expect a decline in total revenues and income from operations in the three months ended September 30, 2020, compared with the three months ended September 20, 2019, in addition to declines in RevPAR and Adjusted EBITDA. Similarly, it is likely that ESH REIT will experience a material decline in percentage rental payments, rental revenues and income from operations in the three months ended September 30, 2020, compared with the three months ended September 30, 2019. Our third quarter results are not complete and performance for the remainder of the third quarter is subject to risks and uncertainties, in particular the ongoing impact of the COVID-19 pandemic, which could cause actual third quarter results to deviate materially adversely from current trends or estimates. In such event, the Company does not expect to, and undertakes no obligation to, announce changes in its expectations or estimates prior to the announcement of actual third quarter results. See "Part I. Item 1A. Risk Factors" in the 2019 Form 10-K, as well as "Item 1A. Risk Factors" below.
As a result of the pandemic and its impact on our business, we have focused on attracting guests staying for one week or longer, which has proven more resilient to-date than the broader lodging industry. Additionally, we have de-emphasized or delayed certain of our strategies in order to reduce costs, conserve financial and employee resources, and maintain short, medium and long-term liquidity. While the evolution and resulting impact of this pandemic is highly uncertain, we believe our business model has been resilient in absorbing the impact of the COVID-19 pandemic compared to the broader lodging industry. Once the COVID-19 pandemic and its effects subside, we expect to refocus on our current and future plans to grow and improve our brand to drive shareholder value. See "Item 1A. Risk Factors."
Hotel Acquisitions and New Hotel Openings
The table below summarizes hotel acquisitions and owned, newly constructed hotel openings during the six months ended June 30, 2020 and the year ended December 31, 2019. All hotels were converted or opened under the Extended Stay America brand.

Date	Location	Number of Hotels	Number of Rooms	Acquisition / New-Build
November 2019	Florida	1	121	Acquisition
December 2019	Florida	1	124	New-Build
December 2019	Arizona	1	136	New-Build
March 2020	Florida	1	120	New-Build
April 2020	South Carolina	1	120	New-Build
June 2020	Georgia	1	124	New-Build
June 2020	Texas	1	124	New-Build
Hotel Pipeline
As of June 30, 2020, the Company had a pipeline of 69 hotels, which consisted of the following:

Company-Owned Pipeline & Recently Opened Hotels as of June 30, 2020
Under Option		Pre-Development		Under Construction		Total Pipeline		Opened YTD
# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms
—	—	4	504	7	888	11	1,392	4	488

Third-Party Pipeline & Recently Opened Hotels as of June 30, 2020
Commitments		Applications		Executed		Total Pipeline		Opened YTD
# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms
27	3,348	4	464	27	3,184	58	6,996	2	205

Definitions
Under Option	Locations with a signed purchase and sale agreement
Pre-Development	Land purchased, permitting and/or site work
Under Construction	Hotel is under construction
Commitments	Signed commitment to build or convert a certain number of hotels by a third party, generally associated with a prior portfolio sale
Applications	Third party filed franchise application with deposit
Executed	Franchise and development application approved, geography identified and deposits paid, various stages of pre-development and/or construction
The Company expects to delay commencement of construction of three pre-development locations as a result of current market uncertainty. We also expect delays in certain third-party pipeline activity. The length of such delays and severity of the impact on our business, including our financial position, results of operations and liquidity, is highly uncertain.

Understanding Our Results of Operations—The Company
The following table presents the components of the Company’s revenues as a percentage of our total revenues for the six months ended June 30, 2020:

Percentage of 2020 Year to Date Total Revenues
• Room revenues. Room revenues relate to owned hotels and are driven primarily by ADR and occupancy. Pricing policy and customer mix are significant drivers of ADR. Room revenues and similar measures or metrics are presented and/or discussed with respect to owned hotels only as opposed to on a system-wide basis. System-wide hotels include all owned, franchised and/or managed hotels.	95.4%
• Other hotel revenues. Other hotel revenues relate to owned hotels and include ancillary revenues such as laundry revenues, vending commissions, additional housekeeping fees, purchased WiFi upgrades, parking revenues and pet charges. Occupancy and customer mix, as well as the number and percentage of guests that have longer-term stays, have been historical drivers of our other hotel revenues.	2.6%
• Franchise and management fees. Franchise and management fees include royalty and other fees charged to third party hotel owners for use of our brand name and hotel management services. The substantial majority of these fees are based on a percentage of revenues of the franchised or managed hotels.	0.5%
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
1.5%
The following table presents the components of the Company’s operating expenses as a percentage of our total operating expenses for the six months ended June 30, 2020:

Percentage of 2020 Year to Date Total Operating Expenses
• Hotel operating expenses. Hotel operating expenses relate to owned hotels and have both fixed and variable components. Operating expenses that are relatively fixed include personnel expense, real estate tax expense and property insurance premiums. Occupancy is a key driver of expenses that have a high degree of variability, such as housekeeping services and amenity costs. Other variable expenses include marketing costs, reservation costs, property insurance claims and repairs and maintenance expense.	63.9%
• General and administrative expenses. General and administrative expenses include expenses associated with corporate overhead. Costs consist primarily of compensation expense of our corporate staff, including equity-based compensation and severance costs, and professional fees, including audit, tax and consulting fees, legal fees and legal settlement costs.	10.8%
• Depreciation and amortization. Depreciation and amortization relates primarily to the acquisition and usage of hotels and other property and equipment, including capital expenditures incurred with respect to renovations and other capital expenditures.	23.3%
•     Impairment of long-lived assets. Impairment of long-lived assets is a charge recognized when events and circumstances indicate that the carrying value of a real estate asset, including an individual hotel asset or a group of hotel assets, may not be recoverable. The estimation and evaluation of future cash flows, which is a key factor in determining the amount and/or timing of impairment charges, in particular the holding period for real estate asset composition and/or concentration within real estate portfolios, relies on judgments and assumptions regarding holding period, current and future operating and economic performance and current and future market conditions. It is possible that such judgments and/or estimates will change; if this occurs, we may recognize additional impairment charges reflecting either changes in estimate, circumstance or the estimated market value of our assets.
0.2%
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
Expenses. The following table presents the components of ESH REIT’s operating expenses as a percentage of ESH REIT’s total operating expenses for the six months ended June 30, 2020:

Percentage of 2020 Year to Date Total Operating Expenses
• Hotel operating expenses. ESH REIT’s hotel operating expenses include expenses directly related to hotel ownership, such as real estate tax expense, property insurance premiums and loss on disposal of certain capital assets.	30.6%
• General and administrative expenses. General and administrative expenses include overhead expenses incurred directly by ESH REIT and certain administrative service costs reimbursed to the Corporation.	5.1%
• Depreciation and amortization. Depreciation and amortization relate primarily to the acquisition and usage of hotels and other property and equipment, including capital expenditures incurred with respect to renovations and other capital expenditures.	63.9%
•     Impairment of long-lived assets. Impairment of long-lived assets is a charge recognized when events and circumstances indicate that the carrying value of a real estate asset, including an individual hotel asset or a group of hotel assets, may not be recoverable. The estimation and evaluation of future cash flows, which is a key factor in determining the amount and/or timing of impairment charges, in particular the holding period for real estate asset composition and/or concentration within real estate portfolios, relies on judgments and assumptions regarding holding period, current and future operating and economic performance and current and future market conditions. It is possible that such judgments and/or estimates will change; if this occurs, we may recognize additional impairment charges reflecting either changes in estimate, circumstance or the estimated market value of our assets.
0.4%

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

Results of Operations—The Company
As of June 30, 2020, the Company owned and operated 561 hotels, consisting of approximately 62,400 rooms, and franchised or managed 75 hotels for third parties, consisting of approximately 7,700 rooms. As of June 30, 2019, the Company owned and operated 554 hotels, consisting of approximately 61,500 rooms, and franchised or managed 74 hotels for third parties, consisting of approximately 7,600 rooms.
Comparison of Three Months Ended June 30, 2020 and June 30, 2019
The following table presents the Company's consolidated results of operations for the three months ended June 30, 2020 and 2019, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended June 30,
	2020	2019	Change ($)	Change (%)
Revenues:
Room revenues	$219,851	$311,614	$(91,763)	(29.4)%
Other hotel revenues	6,320	6,070	250	4.1%
Franchise and management fees	1,218	1,447	(229)	(15.8)%
	227,389	319,131	(91,742)	(28.7)%
Other revenues from franchised and managed properties	3,445	4,526	(1,081)	(23.9)%
Total revenues	230,834	323,657	(92,823)	(28.7)%
Operating Expenses:
Hotel operating expenses	133,435	146,907	(13,472)	(9.2)%
General and administrative expenses	23,103	22,287	816	3.7%
Depreciation and amortization	51,042	49,017	2,025	4.1%
Impairment of long-lived assets	675	—	675	n/a
	208,255	218,211	(9,956)	(4.6)%
Other expenses from franchised and managed properties	4,083	4,996	(913)	(18.3)%
Total operating expenses	212,338	223,207	(10,869)	(4.9)%
Other income	1	1	—	0.0%
Income from operations	18,497	100,451	(81,954)	(81.6)%
Other non-operating income	(302)	(171)	(131)	76.6%
Interest expense, net	33,621	29,766	3,855	13.0%
Income before income tax (benefit) expense	(14,822)	70,856	(85,678)	(120.9)%
Income tax (benefit) expense	(6,052)	11,198	(17,250)	(154.0)%
Net (loss) income	(8,770)	59,658	(68,428)	(114.7)%
Net income attributable to noncontrolling interests(1)	(3,593)	(6,161)	2,568	(41.7)%
Net (loss) income attributable to Extended Stay America, Inc. common shareholders	$(12,363)	$53,497	$(65,860)	(123.1)%
________________________
(1)Noncontrolling interests in Extended Stay America, Inc. include 41% and 43% of ESH REIT’s common equity as of June 30, 2020 and 2019, respectively, and 125 shares of ESH REIT preferred stock.

The following table presents key operating metrics, including occupancy, ADR, RevPAR and hotel inventory for the Company's owned hotels for the three months ended June 30, 2020 and 2019, respectively:

	Three Months Ended June 30,
	2020	2019	Change
Number of hotels (as of June 30)	561	554	7
Number of rooms (as of June 30)	62,421	61,552	869
Occupancy	68.7%	79.9%	(1,120) bps
ADR	$56.68	$69.65	(18.6)%
RevPAR	$38.96	$55.63	(30.0)%
Room revenues. Room revenues decreased by $91.8 million, or 29.4%, to $219.9 million for the three months ended June 30, 2020, compared to $311.6 million for the three months ended June 30, 2019, due to a 30.0% decrease in RevPAR as a result of a 18.6% decrease in ADR and a 1,120 basis point decrease in occupancy due to material business disruption as a result of the COVID-19 pandemic. We anticipate that continued disruption resulting from the COVID-19 pandemic, as well as changes in customer behavior, will result in a material adverse decrease in room revenues for the year ending December 31, 2020, compared with the year ended December 31, 2019. The length and severity of such impact is highly uncertain.
Other hotel revenues. Other hotel revenues increased by $0.2 million, or 4.1%, to $6.3 million for the three months ended June 30, 2020, compared to $6.1 million for the three months ended June 30, 2019, due to reimbursements received from certain third-party intermediaries.
Franchise and management fees. Franchise and management fees decreased by $0.2 million, or 15.8%, to $1.2 million for the three months ended June 30, 2020, compared to $1.4 million for the three months ended June 30, 2019, due to a decline in revenues at franchised and managed hotels due to the COVID-19 pandemic. We expect franchise and management fees to increase over time if additional franchised hotels open in the future.
Other revenues from franchised and managed properties. Other revenues from franchised and managed properties decreased by $1.1 million, or 23.9%, to $3.4 million for the three months ended June 30, 2020, compared to $4.5 million for the three months ended June 30, 2019, due to a decrease in direct reimbursable costs resulting from the termination of two management agreements in the third quarter of 2019.
Hotel operating expenses. Hotel operating expenses decreased by $13.5 million, or 9.2%, to $133.4 million for the three months ended June 30, 2020, compared to $146.9 million for the three months ended June 30, 2019. The decrease in hotel operating expenses was primarily due to declines in certain variable costs, including reservation costs of $5.5 million related to a decrease in commissionable bookings through third-party intermediaries, hotel-level payroll expense of $3.3 million, credit card fees of $3.0 million, marketing costs of $2.3 million and $2.3 million in costs related to the temporary suspension of our grab-and-go breakfast. These decreases were partially offset by increases in allowance for uncollectible guest balances of $1.3 million, personal protective equipment and other safety related costs of $1.1 million and property insurance of $0.8 million. We currently anticipate that certain variable costs such as those noted above will decrease for the year ending December 31, 2020, partially due to increases in the average length of guest stays and a continued shift to less expensive reservation channels. We expect other variable costs, such as costs incurred for personal protective equipment and other related safety measures taken in response to the COVID-19 pandemic, as well as certain fixed operating expenses, such as property insurance, to increase. The potential impact of changes in hotel operating expenses related to the COVID-19 pandemic is highly uncertain.
General and administrative expenses. General and administrative expenses increased by $0.8 million, or 3.7%, to $23.1 million for the three months ended June 30, 2020, compared to $22.3 million for the three months ended June 30, 2019, due to separation and corporate transition costs. The Company expects to defer certain general and administrative costs for the remainder of 2020 in response to the COVID-19 pandemic. As the length and severity of the COVID-19 pandemic is highly uncertain, while we expect a decline in certain general and administrative expenses, we are unable to determine the full impact for the year ending December 31, 2020.
Depreciation and amortization. Depreciation and amortization increased by $2.0 million, or 4.1%, to $51.0 million for the three months ended June 30, 2020, compared to $49.0 million for the three months ended June 30, 2019, due to a hotel acquisition and new hotel openings that occurred during the fourth quarter of 2019 and the first half of 2020.

Impairment of long-lived assets. During the three months ended June 30, 2020, we recognized an impairment charge of $0.7 million related to an undeveloped land parcel. No impairment charges were recognized during the three months ended June 30, 2019.
Other expenses from franchised and managed properties. Other expenses from franchised and managed properties decreased by $0.9 million, or 18.3%, to $4.1 million for the three months ended June 30, 2020, compared to $5.0 million for the three months ended June 30, 2019, due to a decrease in direct costs resulting from the termination of two management agreements in the third quarter of 2019. We generally expect the cost to provide certain shared system-wide platforms to franchisees to be recovered through system service fees, which are included in other revenues from franchised and managed properties.
Other non-operating income. During the three months ended June 30, 2020 and 2019, we recognized a foreign currency transaction gain of $0.3 million and $0.2 million, respectively, related to a residual Canadian dollar-denominated deposit as a result of the prior sale of Canadian hotels.
Interest expense, net. Net interest expense increased by $3.9 million, or 13.0%, to $33.6 million for the three months ended June 30, 2020, compared to $29.8 million for the three months ended June 30, 2019, due to an increase in the Company's total debt outstanding to $3.0 billion, net of unamortized deferred financing costs and debt discounts, as of June 30, 2020, compared to $2.4 billion, net of unamortized deferred financing costs and debt discounts, as of June 30, 2019. In March 2020, the Company borrowed $399.8 million under revolving credit facilities and in September 2019, ESH REIT issued $750.0 million of its 2027 Notes and repaid $500.0 million of the ESH REIT Term Facility. The Company’s weighted-average interest rate decreased to 4.5% as of June 30, 2020 compared to 4.8% as of June 30, 2019, due to a decline in LIBOR. Interest expense, net is expected to increase for the year ending December 31, 2020, due to the increase in total debt outstanding.
Income tax (benefit) expense. We recorded a benefit for federal, state, and foreign income taxes of $6.1 million, an effective tax rate of 40.8%, for the three months ended June 30, 2020, compared to a provision of $11.2 million, an effective tax rate of 15.8%, for the three months ended June 30, 2019. The Company’s effective rate differs from the federal statutory rate of 21% primarily due to ESH REIT’s status as a REIT under the provisions of the Internal Revenue Code and the passage of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which provides the Company the ability to carry back and utilize projected federal tax losses to higher tax rate years.

Comparison of Six Months Ended June 30, 2020 and June 30, 2019
The following table presents the Company's consolidated results of operations for the six months ended June 30, 2020 and 2019, including the amount and percentage change in these results between the periods (in thousands):

	Six Months Ended June 30,
	2020	2019	Change ($)	Change (%)
Revenues:
Room revenues	$474,315	$578,660	$(104,345)	(18.0)%
Other hotel revenues	13,088	11,373	1,715	15.1%
Franchise and management fees	2,497	2,672	(175)	(6.5)%
	489,900	592,705	(102,805)	(17.3)%
Other revenues from franchised and managed properties	7,235	8,621	(1,386)	(16.1)%
Total revenues	497,135	601,326	(104,191)	(17.3)%
Operating Expenses:
Hotel operating expenses	278,730	284,198	(5,468)	(1.9)%
General and administrative expenses	47,041	45,314	1,727	3.8%
Depreciation and amortization	101,562	97,795	3,767	3.9%
Impairment of long-lived assets	675	—	675	n/a
	428,008	427,307	701	0.2%
Other expenses from franchised and managed properties	8,290	9,643	(1,353)	(14.0)%
Total operating expenses	436,298	436,950	(652)	(0.1)%
Other income	3	28	(25)	(89.3)%
Income from operations	60,840	164,404	(103,564)	(63.0)%
Other non-operating expense (income)	401	(349)	750	(214.9)%
Interest expense, net	66,306	59,370	6,936	11.7%
Income before income tax (benefit) expense	(5,867)	105,383	(111,250)	(105.6)%
Income tax (benefit) expense	(4,942)	17,321	(22,263)	(128.5)%
Net (loss) income	(925)	88,062	(88,987)	(101.1)%
Net income attributable to noncontrolling interests(1)	(6,884)	(12,631)	5,747	(45.5)%
Net (loss) income attributable to Extended Stay America, Inc. common shareholders	$(7,809)	$75,431	$(83,240)	(110.4)%
________________________
(1)Noncontrolling interests in Extended Stay America, Inc. include 41% and 43% of ESH REIT’s common equity as of June 30, 2020 and 2019, respectively, and 125 shares of ESH REIT preferred stock.
The following table presents key operating metrics, including occupancy, ADR, RevPAR and hotel inventory for the Company's owned hotels for the six months ended June 30, 2020 and 2019, respectively:

	Six Months Ended June 30,
	2020	2019	Change
Number of hotels (as of June 30)	561	554	7
Number of rooms (as of June 30)	62,421	61,552	869
Occupancy	70.1%	75.7%	(560) bps
ADR	$60.07	$68.64	(12.5)%
RevPAR	$42.09	$51.94	(19.0)%
Room revenues. Room revenues decreased by $104.3 million, or 18.0%, to $474.3 million for the six months ended June 30, 2020, compared to $578.7 million for the six months ended June 30, 2019, due to a 19.0% decrease in RevPAR as a result of a 12.5% decrease in ADR and a 560 basis point decline in occupancy due to material business disruption as a result of the COVID-19 pandemic. We anticipate that continued disruption resulting from the COVID-19 pandemic, as well as changes in customer behavior, will result in a material adverse decrease in room revenues for the year ending December 31, 2020, compared with the year ended December 31, 2019. The length and severity of such impact is highly uncertain.
Other hotel revenues. Other hotel revenues increased by $1.7 million, or 15.1%, to $13.1 million for the six months ended June 30, 2020, compared to $11.4 million for the six months ended June 30, 2019, due to system and process improvements that improved billing efficiency as well as reimbursements received from certain third-party intermediaries.
Franchise and management fees. Franchise and management fees decreased by $0.2 million, or 6.5%, to $2.5 million for the six months ended June 30, 2020, compared to $2.7 million for the six months ended June 30, 2019, due to a decline in revenues at franchised and managed hotels due to the COVID-19 pandemic. We expect franchise and management fees to increase over time if additional franchised hotels open in the future.
Other revenues from franchised and managed properties. Other revenues from franchised and managed properties decreased by $1.4 million, or 16.1%, to $7.2 million for the six months ended June 30, 2020, compared to $8.6 million for the six months ended June 30, 2019, due to a decrease in direct reimbursable costs resulting from the termination of two management agreements in the third quarter of 2019.
Hotel operating expenses. Hotel operating expenses decreased by $5.5 million, or 1.9%, to $278.7 million for the six months ended June 30, 2020, compared to $284.2 million for the six months ended June 30, 2019. The decrease in hotel operating expenses was primarily due to declines in certain variable costs, including reservation costs of $7.1 million, credit card fees of $3.8 million, marketing costs of $2.5 million and $2.2 million in costs related to the temporary suspension of our grab-and-go breakfast. These decreases were partially offset by increases in allowance for uncollectible guest balances of $2.6 million, property insurance of $1.6 million, loss on disposal of assets of $1.6 million, hotel-level payroll expense of $1.5 million, real estate tax expense of $1.4 million and personal protective equipment and other safety related costs of $1.2 million. We currently anticipate that certain variable costs such as those noted above, as well as hotel-level payroll expense, will decrease for the year ending December 31, 2020, partially due to increases in the average length of guest stays and a continued shift to less expensive reservation channels. We expect other variable costs, such as costs incurred for personal protective equipment and other related safety measures taken in response to the COVID-19 pandemic, as well as certain fixed operating expenses, such as property insurance, to increase. The potential impact of changes in hotel operating expenses related to the COVID-19 pandemic is highly uncertain.
General and administrative expenses. General and administrative expenses increased by $1.7 million, or 3.8%, to $47.0 million for the six months ended June 30, 2020, compared to $45.3 million for the six months ended June 30, 2019, due to separation and corporate transition costs. The Company expects to defer certain general and administrative costs for the remainder of 2020 in response to the COVID-19 pandemic. As the length and severity of the COVID-19 pandemic is highly uncertain, while we expect a decline in certain general and administrative expenses, we are unable to determine the full impact for the year ending December 31, 2020.
Depreciation and amortization. Depreciation and amortization increased by $3.8 million, or 3.9%, to $101.6 million for the six months ended June 30, 2020, compared to $97.8 million for the six months ended June 30, 2019, due to a hotel acquisition and new hotel openings that occurred during the fourth quarter of 2019 and the first half of 2020.
Impairment of long-lived assets. During the six months ended June 30, 2020, we recognized an impairment charge of $0.7 million related to an undeveloped land parcel. No impairment charges were recognized during the six months ended June 30, 2019.
Other expenses from franchised and managed properties. Other expenses from franchised and managed properties decreased by $1.4 million, or 14.0%, to $8.3 million for the six months ended June 30, 2020, compared to $9.6 million for the six months ended June 30, 2019, due to a decrease in direct costs resulting from the termination of two management agreements in the third quarter of 2019. We generally expect the cost to provide certain shared system-wide platforms to franchisees to be recovered through system service fees, which are included in other revenues from franchised and managed properties.
Other non-operating expense (income). During the six months ended June 30, 2020 and 2019, we recognized a foreign currency transaction loss of $0.4 million and gain of $0.3 million, respectively, related to a residual Canadian dollar-denominated deposit as a result of the prior sale of Canadian hotels.
Interest expense, net. Net interest expense increased by $6.9 million, or 11.7%, to $66.3 million for the six months ended June 30, 2020, compared to $59.4 million for the six months ended June 30, 2019, due to an increase in the Company's total debt outstanding to $3.0 billion, net of unamortized deferred financing costs and debt discounts, as of June 30, 2020, compared to $2.4 billion, net of unamortized deferred financing costs and debt discounts, as of June 30, 2019. In March 2020, the Company borrowed $399.8 million under revolving credit facilities and in September 2019, ESH REIT issued $750.0 million of its 2027 Notes and repaid $500.0 million of the ESH REIT Term Facility. The Company’s weighted-average interest rate decreased to 4.5% as of June 30, 2020, compared to 4.8% as of June 30, 2019, due to a decline in LIBOR. Interest expense, net is expected to increase for the year ending December 31, 2020, due to the increase in total debt outstanding.
Income tax (benefit) expense. We recorded a benefit for federal, state, and foreign income taxes of $4.9 million, an effective tax rate of 84.2%, for the six months ended June 30, 2020, compared to a provision of $17.3 million, an effective tax rate of 16.4%, for the six months ended June 30, 2019. The Company’s effective rate differs from the federal statutory rate of 21% primarily due to ESH REIT’s status as a REIT under the provisions of the Internal Revenue Code and the passage of the CARES Act, which provides the Company the ability to carry back and utilize projected federal tax losses to higher tax rate years.

Results of Operations—ESH REIT
As of June 30, 2020, ESH REIT owned and leased 561 hotels, consisting of approximately 62,400 rooms. As of June 30, 2019, ESH REIT owned and leased 554 hotels, consisting of approximately 61,500 rooms.
Comparison of Three Months Ended June 30, 2020 and June 30, 2019
The following table presents ESH REIT’s results of operations for the three months ended June 30, 2020 and 2019, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended June 30,
	2020	2019	Change ($)	Change (%)
Revenues- Rental revenues from Extended Stay America, Inc.	$119,486	$118,102	$1,384	1.2%
Operating expenses:
Hotel operating expenses	23,289	21,937	1,352	6.2%
General and administrative expenses	3,769	3,544	225	6.3%
Depreciation and amortization	50,127	48,132	1,995	4.1%
Impairment of long-lived assets	675	—	675	n/a
Total operating expenses	77,860	73,613	4,247	5.8%
Income from operations	41,626	44,489	(2,863)	(6.4)%
Other non-operating income	(245)	(134)	(111)	(82.8)%
Interest expense, net	33,197	30,267	2,930	9.7%
Income before income tax expense	8,674	14,356	(5,682)	(39.6)%
Income tax expense	9	7	2	28.6%
Net income	$8,665	$14,349	$(5,684)	(39.6)%
Rental revenues from Extended Stay America, Inc. Rental revenues increased by $1.4 million, or 1.2%, to $119.5 million for the three months ended June 30, 2020, compared to $118.1 million for the three months ended June 30, 2019. The increase in rental revenues was due to rent income related to a hotel acquisition and newly completed hotels during the fourth quarter of 2019 and the first half of 2020. No variable rental revenues were recognized during the three months ended June 30, 2020, as minimum percentage rental revenue thresholds were not achieved during the period. Variable rental revenues of $0.1 million were recognized during the three months ended June 30, 2019. Variable rental revenues are expected to materially decrease for the year ended December 31, 2020 as a result of a decline in Operating Lessee hotel revenues expected due to business disruption and changes in customer behavior resulting from the COVID-19 pandemic.
Hotel operating expenses. Hotel operating expenses increased by $1.4 million, or 6.2%, to $23.3 million for the three months ended June 30, 2020, compared to $21.9 million for the three months ended June 30, 2019. This increase was primarily due to increases in real estate tax expense of $0.7 million and property insurance of $0.5 million.
General and administrative expenses. General and administrative expenses increased by $0.2 million, or 6.3%, to $3.8 million for the three months ended June 30, 2020, compared to $3.5 million for the three months ended June 30, 2019, due to an increase in professional fees.

Depreciation and amortization. Depreciation and amortization increased by $2.0 million, or 4.1%, to $50.1 million for the three months ended June 30, 2020, compared to $48.1 million for the three months ended June 30, 2019, due to a hotel acquisition and newly completed hotels during the fourth quarter of 2019 and first half of 2020.
Impairment of long-lived assets. During the three months ended June 30, 2020, ESH REIT recognized an impairment charge of $0.7 million related to an undeveloped land parcel. No impairment charges were recognized during the three months ended June 30, 2019.
Other non-operating income. During the three months ended June 30, 2020 and 2019, ESH REIT recognized a foreign currency transaction gain of $0.2 million and $0.1 million, respectively, related to a residual Canadian dollar-denominated deposit as a result of the prior sale of Canadian hotels.
Interest expense, net. Net interest expense increased by $2.9 million, or 9.7%, to $33.2 million for the three months ended June 30, 2020, compared to $30.3 million for the three months ended June 30, 2019, due to an increase in ESH REIT's total debt outstanding to $3.0 billion, net of unamortized deferred financing costs and debt discounts, as of June 30, 2020 compared to $2.4 billion, net of unamortized deferred financing costs and debt discounts, as of June 30, 2019. In March 2020, ESH REIT borrowed $350.0 million under its revolving credit facility and in September 2019, ESH REIT issued $750.0 million of its 2027 Notes and repaid $500.0 million of the ESH REIT Term Facility. ESH REIT’s weighted-average interest rate decreased to 4.5% as of June 30, 2020, compared to 4.7% as of June 30, 2019, due to a decline in LIBOR. Interest expense, net is expected to increase due to the increase in total debt outstanding.
Income tax expense. ESH REIT’s effective income tax rate remained consistent at less than 0.1% for each of the three months ended June 30, 2020 and 2019. ESH REIT’s effective rate differs from the federal statutory rate of 21% primarily due to ESH REIT’s status as a REIT under the provisions of the Code.

Comparison of Six Months Ended June 30, 2020 and June 30, 2019
The following table presents ESH REIT’s results of operations for the six months ended June 30, 2020 and 2019, including the amount and percentage change in these results between the periods (in thousands):

	Six Months Ended June 30,
	2020	2019	Change ($)	Change (%)
Revenues- Rental revenues from Extended Stay America, Inc.	$238,676	$236,107	$2,569	1.1%
Operating expenses:
Hotel operating expenses	47,816	43,245	4,571	10.6%
General and administrative expenses	7,936	7,525	411	5.5%
Depreciation and amortization	99,715	95,999	3,716	3.9%
Impairment of long-lived assets	675	—	675	n/a
Total operating expenses	156,142	146,769	9,373	6.4%
Other income	—	15	(15)	(100.0)%
Income from operations	82,534	89,353	(6,819)	(7.6)%
Other non-operating expense (income)	315	(273)	588	215.4%
Interest expense, net	65,625	60,201	5,424	9.0%
Income before income tax expense	16,594	29,425	(12,831)	(43.6)%
Income tax expense	11	10	1	10.0%
Net income	$16,583	$29,415	$(12,832)	(43.6)%
Rental revenues from Extended Stay America, Inc. Rental revenues increased by $2.6 million, or 1.1%, to $238.7 million for the six months ended June 30, 2020, compared to $236.1 million for the six months ended June 30, 2019. The increase in rental revenues was due to rent income related to a hotel acquisition and newly completed hotels during the fourth quarter of 2019 and the first half of 2020. No variable rental revenues were recognized during the six months ended June 30, 2020, as minimum percentage rental revenue thresholds were not achieved during the period. Variable rental revenues of $0.1 million were recognized during the six months ended June 30, 2019. Variable rental revenues are expected to materially decrease for the year ending December 31, 2020 as a result of a decline in Operating Lessee hotel revenues expected due to business disruption and changes in customer behavior resulting from the COVID-19 pandemic.
Hotel operating expenses. Hotel operating expenses increased by $4.6 million, or 10.6%, to $47.8 million for the six months ended June 30, 2020, compared to $43.2 million for the six months ended June 30, 2019. This increase was primarily due to increases in loss on disposal of assets of $1.6 million, property insurance and related costs of $1.6 million and real estate tax expense of $1.4 million.
General and administrative expenses. General and administrative expenses increased by $0.4 million, or 5.5%, to $7.9 million for the six months ended June 30, 2020, compared to $7.5 million for the six months ended June 30, 2019, due to an increase in reimbursable costs paid to the Corporation.
Depreciation and amortization. Depreciation and amortization increased by $3.7 million, or 3.9%, to $99.7 million for the six months ended June 30, 2020, compared to $96.0 million for the six months ended June 30, 2019, due to a hotel acquisition and newly completed hotels during the fourth quarter of 2019 and first half of 2020.
Impairment of long-lived assets. During the six months ended June 30, 2020, ESH REIT recognized an impairment charge of $0.7 million related to an undeveloped land parcel. No impairment charges were recognized during the six months ended June 30, 2019.
Other non-operating expense (income). During the six months ended June 30, 2020 and 2019, ESH REIT recognized a foreign currency transaction loss of $0.3 million and gain of $0.3 million, respectively, related to a residual Canadian dollar-denominated deposit as a result of the prior sale of Canadian hotels.
Interest expense, net. Net interest expense increased by $5.4 million, or 9.0%, to $65.6 million for the six months ended June 30, 2020, compared to $60.2 million for the six months ended June 30, 2019, due to an increase in ESH REIT's total debt outstanding to $3.0 billion, net of unamortized deferred financing costs and debt discounts, as of June 30, 2020 compared to $2.4 billion, net of unamortized deferred financing costs and debt discounts, as of June 30, 2019. In March 2020, ESH REIT borrowed $350.0 million under its revolving credit facility and in September 2019, ESH REIT issued $750.0 million of its 2027 Notes and repaid $500.0 million of the ESH REIT Term Facility. ESH REIT’s weighted-average interest rate decreased to 4.5% as of June 30, 2020, compared to 4.7% as of June 30, 2019, due to a decline in LIBOR. Interest expense, net is expected to increase for the year ending December 31, 2020, due to the increase in total debt outstanding.
Income tax expense. ESH REIT’s effective income tax rate remained consistent at less than 0.1% for each of the six months ended June 30, 2020 and 2019. ESH REIT’s effective rate differs from the federal statutory rate of 21% primarily due to ESH REIT’s status as a REIT under the provisions of the Code.
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

We define Hotel Operating Profit as net (loss) income excluding: (1) income tax (benefit) expense; (2) net interest expense; (3) other non-operating (income) expense; (4) other income; (5) gain on sale of hotel properties; (6) impairment of long-lived assets; (7) depreciation and amortization; (8) general and administrative expenses; (9) loss on disposal of assets; (10) franchise and management fees; and (11) other expenses from franchised and managed properties, net of other revenues. We define Hotel Operating Margin as Hotel Operating Profit divided by the sum of room and other hotel revenues. We believe that Hotel Operating Profit and Hotel Operating Margin are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single, consolidated enterprise, which is reflected in the consolidated Company results of operations; therefore, we believe these performance measures are meaningful for the consolidated Company only.

Hotel Operating Profit and Hotel Operating Margin as presented may not be comparable to similar measures calculated by other companies. This information should not be considered as an alternative to net (loss) income of the Company, the Corporation or ESH REIT, or any other measure of the Company, the Corporation or ESH REIT calculated in accordance with U.S. GAAP. Interest expense and other items have been and will continue to be incurred and are not reflected in Hotel Operating Profit or Hotel Operating Margin. Management separately considers the impact of these excluded items to the extent they are material to operating decisions and assessments of operating performance. The Company’s condensed consolidated statements of operations include excluded items, each of which should be considered when evaluating our performance in addition to our non-GAAP financial measures. Hotel Operating Profit and Hotel Operating Margin should not solely be considered as measures of our profitability.
The following table provides a reconciliation of Hotel Operating Profit and Hotel Operating Margin for the Company for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(8,770)	$59,658	$(925)	$88,062
Income tax (benefit) expense	(6,052)	11,198	(4,942)	17,321
Interest expense, net	33,621	29,766	66,306	59,370
Other non-operating (income) expense	(302)	(171)	401	(349)
Other income	(1)	(1)	(3)	(28)
Impairment of long-lived assets	675	—	675	—
Depreciation and amortization	51,042	49,017	101,562	97,795
General and administrative expenses	23,103	22,287	47,041	45,314
Loss on disposal of assets (1)	1,636	2,001	4,979	3,377
Franchise and management fees	(1,218)	(1,447)	(2,497)	(2,672)
System services loss, net	638	470	1,055	1,022
Hotel Operating Profit	$94,372	$172,778	$213,652	$309,212

Room revenues	$219,851	$311,614	$474,315	$578,660
Other hotel revenues	6,320	6,070	13,088	11,373
Total room and other hotel revenues	$226,171	$317,684	$487,403	$590,033

Hotel Operating Margin	41.7%	54.4%	43.8%	52.4%

________________________
(1) Included in hotel operating expenses in the condensed consolidated statements of operations.
EBITDA and Adjusted EBITDA
EBITDA is defined as net (loss) income excluding: (1) net interest expense; (2) income tax (benefit) expense; and (3) depreciation and amortization. EBITDA is a commonly used measure of performance in many industries. The Company believes that EBITDA provides useful information to investors regarding our operating performance as it helps us and investors evaluate the ongoing performance of our hotels and our franchise and management operations after removing the impact of our capital structure, primarily net interest expense, our corporate structure, primarily income tax expense, and our asset base, primarily depreciation and amortization. We believe that the use of EBITDA facilitates comparisons between us and other lodging companies, hotel owners and capital-intensive companies. Additionally, EBITDA is a measure that is used by management in our annual budgeting and compensation planning processes.
The Company uses Adjusted EBITDA when evaluating our performance because we believe the adjustment for certain additional items, described below, provides useful supplemental information to investors regarding ongoing operating performance and that the presentation of Adjusted EBITDA, when combined with the U.S. GAAP presentation of net (loss) income, net (loss) income per share and cash flow provided by operating activities, is beneficial to the overall understanding of ongoing operating performance. We adjust EBITDA for the following items where applicable for each period presented, and refer to this measure as Adjusted EBITDA:

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
EBITDA and Adjusted EBITDA as presented may not be comparable to similar measures calculated by other companies. This information should not be considered as an alternative to net (loss) income of the Company, the Corporation or ESH REIT, or any other measure of the Company, the Corporation or ESH REIT calculated in accordance with U.S. GAAP. Cash expenditures for capital expenditures, interest expense and other items have been and will continue to be incurred and are not reflected in EBITDA or Adjusted EBITDA. Management separately considers the impact of these excluded items to the extent they are material to operating decisions and assessments of operating performance. The Company’s condensed consolidated statements of operations and cash flows include capital expenditures, net interest expense and other excluded items, all of which should be considered when evaluating our performance in addition to our non-GAAP financial measures. EBITDA and Adjusted EBITDA should not solely be considered as measures of our profitability or indicative of funds available to fund our cash needs, including our ability to pay shareholder distributions.
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
The following table provides a reconciliation of net (loss) income to EBITDA and Adjusted EBITDA for the Company for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(8,770)	$59,658	$(925)	$88,062
Interest expense, net	33,621	29,766	66,306	59,370
Income tax (benefit) expense	(6,052)	11,198	(4,942)	17,321
Depreciation and amortization	51,042	49,017	101,562	97,795
EBITDA	69,841	149,639	162,001	262,548
Equity-based compensation	1,864	2,147	2,990	4,255
Impairment of long-lived assets	675	—	675	—
System services loss, net (1)	638	—	1,055	—
Other expense (2)	1,335	1,857	5,381	3,151
Adjusted EBITDA	$74,353	$153,643	$172,102	$269,954
________________________
(1)In light of the growth of our franchise business and in order to enhance comparability, effective January 1, 2020, the Company adopted the practice of other lodging companies with franchise businesses of excluding system services (profit) loss, net from Adjusted EBITDA; no adjustments have been made to prior period results. System services loss, net, for the three and six months ended June 30, 2019, was $0.5 million and $1.0 million, respectively.
(2)Includes loss on disposal of assets, non-operating (income) expense, including foreign currency transaction costs, and certain costs associated with dispositions. Loss on disposal of assets totaled $1.6 million, $2.0 million, $5.0 million and $3.4 million, respectively.

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
Consistent with our presentation of Paired Share (Loss) Income, Adjusted Paired Share (Loss) Income and Adjusted Paired Share (Loss) Income per diluted Paired Share, as described below, our reconciliation of FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share begins with net (loss) income attributable to Extended Stay America, Inc. common shareholders, which excludes net income attributable to noncontrolling interests, and adds back earnings attributable to ESH REIT’s Class B common shares, presented as noncontrolling interest of the Company as required by U.S. GAAP. We believe that including earnings attributable to ESH REIT’s Class B common shares in our calculations of FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share provides investors with useful supplemental measures of the Company’s operating performance since our Paired Shares, directly through the pairing of the common stock of the Corporation and Class B common stock of ESH REIT, and indirectly through the Corporation’s ownership of the Class A common stock of ESH REIT, entitle holders to participate in 100% of the common equity and earnings of both the Corporation and ESH REIT. Based on the limitation on transfer provided for in each of the Corporation’s and ESH REIT’s charters, shares of common stock of the Corporation and shares of Class B common stock of ESH REIT are transferable and tradable only in combination as units, each unit consisting of one share of the Corporation’s common stock and one share of ESH REIT Class B common stock.
The Company uses Adjusted FFO and Adjusted FFO per diluted Paired Share when evaluating our performance because we believe the adjustment for certain additional items, described below, provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted FFO and Adjusted FFO per diluted Paired Share, when combined with the U.S. GAAP presentation of net (loss) income and net (loss) income per common share, is beneficial to the overall understanding of our ongoing performance.
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
FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share as presented may not be comparable to similar measures calculated by other REITs or real estate companies that include a REIT as part of their legal entity structure. In particular, due to the fact that we present these measures for the Company on a consolidated basis (i.e., including the impact of franchise fees, management fees and income taxes), FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share, may be of limited use to investors comparing our results only to REITs. This information should not be considered as an alternative to net (loss) income of the Company, the Corporation, or ESH REIT, net (loss) income per share of common stock of the Corporation, net income per share of Class A or Class B common stock of ESH REIT or any other measure of the Company, the Corporation or ESH REIT calculated in accordance with U.S. GAAP. Real estate related depreciation and amortization expense will continue to be incurred and is not reflected in FFO, Adjusted FFO or Adjusted FFO per diluted Paired Share. Additionally, impairment charges, gains or losses on sales of hotel properties and other charges or income incurred in accordance with U.S. GAAP may occur and are not reflected in FFO, Adjusted FFO or Adjusted FFO per diluted Paired Share. Management separately considers the impact of these excluded items to the extent they are material to operating decisions and assessments of operating performance. The Company’s consolidated statements of operations include these items, all of which should be considered when evaluating our performance, in addition to our non-GAAP financial measures.
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
The following table provides a reconciliation of net (loss) income attributable to Extended Stay America, Inc. common shareholders to FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share for the Company for the three and six months ended June 30, 2020 and 2019 (in thousands, except per Paired Share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income per Extended Stay America, Inc. common share - diluted	$(0.07)	$0.28	$(0.04)	$0.40

Net (loss) income attributable to Extended Stay America, Inc. common shareholders	$(12,363)	$53,497	$(7,809)	$75,431
Noncontrolling interests attributable to Class B common shares of ESH REIT	3,589	6,157	6,876	12,623
Real estate depreciation and amortization	49,429	47,655	98,310	95,088
Impairment of long-lived assets	675	—	675	—
Tax effect of adjustments to net (loss) income attributable to Extended Stay America, Inc. common shareholders	(10,822)	(7,482)	(12,430)	(14,882)
FFO	30,508	99,827	85,622	168,260
Adjusted FFO	$30,508	$99,827	$85,622	$168,260
Adjusted FFO per Paired Share - diluted	$0.17	$0.53	$0.48	$0.89
Weighted Average Paired Shares outstanding - diluted	177,844	188,813	178,008	188,695

Paired Share (Loss) Income, Adjusted Paired Share (Loss) Income and Adjusted Paired Share (Loss) Income per diluted Paired Share
We present Paired Share (Loss) Income, Adjusted Paired Share (Loss) Income and Adjusted Paired Share (Loss) Income per diluted Paired Share as supplemental measures of the Company’s performance. We believe that these are useful measures for investors since our Paired Shares, directly through the pairing of the common stock of the Corporation and Class B common stock of ESH REIT, and indirectly through the Corporation’s ownership of the Class A common stock of ESH REIT, entitle holders to participate in 100% of the common equity and earnings of both the Corporation and ESH REIT. As required by U.S. GAAP, net (loss) income attributable to Extended Stay America, Inc. common shareholders excludes earnings attributable to ESH REIT’s Class B common shares, a noncontrolling interest. Based on the limitation on transfer provided for in each of the Corporation’s and ESH REIT’s charters, shares of common stock of the Corporation and shares of Class B common stock of ESH REIT are transferable and tradable only in combination as units, each unit consisting of one share of the Corporation’s common stock and one share of ESH REIT Class B common stock. As a result, we believe that Paired Share (Loss) Income, Adjusted Paired Share (Loss) Income and Adjusted Paired Share (Loss) Income per diluted Paired Share represent useful measures to holders of our Paired Shares.
Paired Share (Loss) Income is defined as the sum of net (loss) income attributable to Extended Stay America, Inc. common shareholders and noncontrolling interests attributable to Class B common shares of ESH REIT. Adjusted Paired Share (Loss) Income is defined as Paired Share (Loss) Income adjusted for items that, net of income taxes, we believe are not reflective of ongoing or future operating performance. We adjust Paired Share (Loss) Income for the following items, net of tax, as applicable, and refer to this measure as Adjusted Paired Share Income: debt modification and extinguishment costs, impairment of long-lived assets, gain on sale of hotel properties, system services (profit) loss, net and other expenses such as loss on disposal of assets, non-operating expense (income), including foreign currency transaction costs and certain costs associated with acquisitions, dispositions and/or capital transactions. With the exception of equity-based compensation, an ongoing charge, and debt modification and extinguishment costs, these adjustments (other than the effect of income taxes) are the same as those used in the reconciliation of net (loss) income calculated in accordance with U.S. GAAP to EBITDA and Adjusted EBITDA.
Adjusted Paired Share (Loss) Income per diluted Paired Share is defined as Adjusted Paired Share (Loss) Income divided by the number of Paired Shares outstanding on a diluted basis. Until such time as the number of outstanding common shares of the Corporation and Class B common shares of ESH REIT differ, we believe Adjusted Paired Share (Loss) Income per diluted Paired Share is useful to investors, as it represents one measure of the economic risks and rewards related to an investment in our Paired Shares. We believe that Paired Share (Loss) Income, Adjusted Paired Share (Loss) Income and Adjusted Paired Share (Loss) Income per diluted Paired Share provide meaningful indicators of the Company’s operating performance in addition to separate and/or individual analyses of net (loss) income attributable to common shareholders of the Corporation and net (loss) income attributable to Class B common shareholders of ESH REIT, each of which is impacted by specific U.S. GAAP requirements, including the recognition of contingent lease rental revenues and the recognition of fixed minimum lease rental revenues on a straight-line basis, and may not reflect how cash flows and/or earnings are generated on an individual entity or total enterprise basis. Paired Share (Loss) Income, Adjusted Paired Share (Loss) Income and Adjusted Paired Share (Loss) Income per diluted Paired Share should not be considered as an alternative to net (loss) income of the Company, the Corporation or ESH REIT, net (loss) income per share of common stock of the Corporation, net income per share of Class A or Class B common stock of ESH REIT or any other measure of the Company, the Corporation or ESH REIT calculated in accordance with U.S. GAAP.
We believe that Paired Share (Loss) Income, Adjusted Paired Share (Loss) Income and Adjusted Paired Share (Loss) Income per diluted Paired Share are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single, consolidated enterprise, which is reflected in the consolidated Company results of operations; therefore, we believe these performance measures are meaningful for the consolidated Company only.
The following table provides a reconciliation of net (loss) income attributable to Extended Stay America, Inc. common shareholders to Paired Share (Loss) Income, Adjusted Paired Share (Loss) Income and Adjusted Paired Share (Loss) Income per diluted Paired Share for the three and six months ended June 30, 2020 and 2019 (in thousands, except per Paired Share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income per Extended Stay America, Inc. common share - diluted	$(0.07)	$0.28	$(0.04)	$0.40

Net (loss) income attributable to Extended Stay America, Inc. common shareholders	$(12,363)	$53,497	$(7,809)	$75,431
Noncontrolling interests attributable to Class B common shares of ESH REIT	3,589	6,157	6,876	12,623
Paired Share (Loss) Income	(8,774)	59,654	(933)	88,054
Impairment of long-lived assets	675	—	675	—
System services loss, net(1)	638	—	1,055	—
Other expense(2)	1,335	1,857	5,381	3,151
Tax effect of adjustments to Paired Share (Loss) Income	(573)	(291)	(720)	(493)
Adjusted Paired Share (Loss) Income	$(6,699)	$61,220	$5,458	$90,712
Adjusted Paired Share (Loss) Income per Paired Share – diluted	$(0.04)	$0.32	$0.03	$0.48
Weighted average Paired Shares outstanding – diluted	177,551	188,813	178,008	188,695
_________________________
(1)In light of the growth of our franchise business and in order to enhance comparability, effective January 1, 2020, the Company adopted the practice of other lodging companies with franchise businesses of excluding system services (profit) loss, net from Adjusted Paired Share Income; no adjustments have been made to prior period results. System services loss, net, for the three and six months ended June 30, 2019, was $0.5 million and $1.0 million, respectively.
(2)Includes loss on disposal of assets, non-operating (income) expense, including foreign currency transaction costs, and certain costs associated with dispositions. Loss on disposal of assets totaled $1.6 million, $2.0 million, $5.0 million and $3.4 million, respectively.

Liquidity and Capital Resources
Company Overview
On a consolidated basis, we have historically generated significant cash flow from operations and have financed our ongoing business as well as the execution of our strategic objectives with existing cash, cash flow generated from operations, borrowings under our revolving credit facilities, as needed, and, in certain instances, proceeds from asset dispositions. We generated cash flow from operations of $110.3 million and $204.1 million for the six months ended June 30, 2020 and 2019, respectively. Similar to our decreases in RevPAR and Adjusted EBITDA, the decrease in our cash flow from operations was due to the effects of the COVID-19 pandemic. We expect cash flow from operations to materially decrease for the year ended December 31, 2020 due to macroeconomic conditions related to the COVID-19 pandemic. Actual results are subject to a high degree of uncertainty due to the volatility of macroeconomic trends and the evolving nature of the pandemic.
Current liquidity requirements consist primarily of funds necessary to pay for (i) hotel operating expenses, (ii) capital expenditures, including capital expenditures incurred to complete the construction of new hotels and select ongoing hotel renovations, (iii) investments in franchise, management and other fee-based programs, (iv) general and administrative expenses, (v) debt service obligations, including interest expense, (vi) income taxes, (vii) Corporation and required ESH REIT distributions and (viii) certain other growth and strategic initiatives (see “—Overview”). We expect to fund our current liquidity requirements from a combination of cash on hand, cash flow generated from operations and, in certain instances, proceeds from asset dispositions. We may also fund a portion of our current liquidity requirements with the borrowings under our revolving credit facilities.
The COVID-19 pandemic has given rise to uncertainty with respect to our current liquidity and cash flow generation. As discussed above, in response to the current environment, we have chosen to delay the execution of certain of our business strategies and reduce operating costs and certain capital expenditures in order to preserve liquidity. In March 2020, the Company drew the $399.8 million available borrowing capacity under its revolving credit facilities as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. See “Item 1A. Risk Factors - The continuing crisis resulting from the spread of COVID-19 could negatively impact our current liquidity position, limit or restrict our ability to access new sources of capital and our ability to maintain compliance with the financial covenants and other terms of the agreements governing our existing indebtedness."
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
With respect to our long-term liquidity requirements, specifically our ability to refinance our existing outstanding debt obligations, we cannot assure you that the Corporation and/or ESH REIT will be able to refinance any debt on attractive terms at or before maturity, on commercially reasonable terms or at all, or the timing of any such refinancing. We expect to meet our long-term liquidity requirements through various sources of capital, including future debt financings or equity issuances by the Corporation and/or ESH REIT, existing working capital, cash flow generated from operations and, in certain instances, proceeds from asset dispositions. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the current and future state of overall capital and credit markets generally and as a result of the COVID-19 pandemic, our degree of leverage, which substantially increased during the six months ended June 30, 2020 with the drawdown of approximately $400 million of borrowing capacity under our revolving credit facilities, the value of our unencumbered assets, borrowing restrictions imposed by existing or prospective lenders, general market conditions for the lodging industry, our operating performance and liquidity and market perceptions about us. The success of our business strategies will depend, in part, on our ability to access these various capital sources. There can be no assurance that we will be able to raise any such financing on terms acceptable to us or at all.
Business Environment. The COVID-19 pandemic has had, and is expected to continue to have, a material adverse effect on the Company's cash flows from operations. Although the Company generated positive cash flow from operations, net of interest and capital expenditures, during the month ended July 31, 2020, the length and severity of the economic impact related to the COVID-19 pandemic and any future recovery remains uncertain. See "Part I. Item 1A. Risk Factors" in the 2019 Form 10-K, as well as "Item 1A. Risk Factors" below. Although we believe there are opportunities to serve additional extended stay guests in the current environment, including new demand from doctors and other medical staff that have traveled throughout the

U.S. to combat the COVID-19 pandemic, it is difficult to predict when the pre-pandemic demand and pricing for our hotels will resume, if at all.
Cash Balances. The Company had unrestricted cash and cash equivalents of $667.6 million and $346.8 million at June 30, 2020 and December 31, 2019, respectively. Based upon the current level of operations, management believes that our cash flow from operations, together with our cash balances, including the $399.8 million of borrowings by the Company in March 2020 under its revolving credit facilities, is expected to be adequate to meet the Company’s anticipated funding requirements and business objectives for the foreseeable future. However, the length and severity of the COVID-19 pandemic and its economic impact continues to be highly uncertain and further worsening of macroeconomic conditions could require the Company to reassess its liquidity position and take additional measures of liquidity preservation to ensure it can satisfy financial obligations as they come due.
Debt Obligations. The Company’s continued compliance with financial covenants under its debt obligations could be impacted by current or future economic conditions associated with the COVID-19 pandemic. We may not be able to maintain compliance with our debt covenants or pay debt obligations as they become due and could risk default under the agreements governing the Company's indebtedness, upon which the amount outstanding could be accelerated, and may raise substantial doubt about our ability to continue as a going concern.
In May 2020, the Company entered into an amendment to the Corporation Revolving Credit Facility and obtained a suspension of the quarterly tested leverage covenant from the beginning of the second quarter of 2020 through the end of the first quarter of 2021 (the “Four Quarter Suspension Period”). For the second quarter of 2021 through the fourth quarter of 2021, the leverage covenant calculation has been modified to use annualized EBITDA as opposed to trailing twelve-month EBITDA. Throughout the Four Quarter Suspension Period, the Company has agreed to maintain minimum liquidity of $150.0 million and to limit share repurchases and dividend payments made by the Corporation. Additionally, the amendment provides for the Corporation to borrow up to $150.0 million from ESH REIT through an intercompany loan facility.
On August 6, 2020, ESH REIT repaid the $350.0 million outstanding balance under the ESH REIT Revolving Credit Facility. As of August 10, 2020, the outstanding balance under the facility was $0.
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
Paired Share Repurchase Program. In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program. As a result of several increases in authorized amounts and program extensions, the combined Paired Share repurchase program currently authorizes the Corporation and ESH REIT to purchase up to $550 million in Paired Shares through December 31, 2020. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of June 30, 2020, the Corporation and ESH REIT had repurchased and retired 28.6 million Paired Shares for $283.0 million and $166.4 million, including transaction fees, respectively, and $101.1 million remained available under the combined Paired Share repurchase program. While the Company may continue to repurchase Paired Shares at management's discretion, due to the COVID-19 pandemic, we believe it is in the Company's best interest to preserve current liquidity for business and operational needs and, thus, we do not expect to make any repurchases of Paired Shares in the foreseeable future.
Distributions. On August 10, 2020, the Board of Directors of ESH REIT declared a cash distribution of $0.01 per Class A and Class B common share for the second quarter of 2020 payable on September 8, 2020 to shareholders of record as of August 25, 2020.
The following table outlines distributions declared or paid to date in 2020:

Declaration Date	Record Date	Date Paid/Payable	ESH REIT Distribution	Corporation Distribution	Total Distribution
2/26/2020	3/12/2020	3/26/2020	$0.14	$0.09	$0.23
5/6/2020	5/21/2020	6/4/2020	$0.01	$—	$0.01
8/10/2020	8/25/2020	9/8/2020	$0.01	$—	$0.01
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
The Corporation
The Corporation’s primary source of liquidity is distribution income it receives in respect of its ownership of 100% of the Class A common stock of ESH REIT, which as of June 30, 2020, represents 59% of the outstanding common stock of ESH REIT. Distribution income from ESH REIT declined significantly during the second quarter of 2020 as a result of the business impact of the COVID-19 pandemic and we expect such decline to continue for several quarters. Distributions are subject to a high degree of uncertainty due to the volatility of macroeconomic trends and evolving nature of the COVID-19 pandemic. Other sources of liquidity include income from the operations of the Operating Lessees, ESA Management, ESH Strategies and ESH Strategies Franchise. In March 2020, in response to the COVID-19 pandemic and the resulting macroeconomic volatility and economic impact, the Corporation fully drew the available capacity under the Corporation Revolving Credit Facility and borrowed $49.8 million to preserve flexibility and its current and long-term liquidity.
The Corporation’s current liquidity requirements consist primarily of funds necessary to pay for or fund (i) hotel operating expenses, (ii) general and administrative expenses, (iii) debt service obligations, (iv) income taxes, (v) investments in its franchise, management and other fee programs and (vi) Corporation distributions. The Corporation expects to fund its current liquidity requirements from a combination of cash on hand, including funds borrowed under the Corporation Revolving Credit Facility or borrowings from ESH REIT, as lender, under the Corporation Intercompany Facility (defined below), as well as cash flow generated from operations including distribution income it receives in respect of its ownership of 100% of the Class A common stock of ESH REIT. The Company has taken steps to reduce both general and administrative and hotel operating expenses in order to preserve current liquidity.
The Corporation’s long-term liquidity requirements include the repayment of outstanding amounts under the Corporation Revolving Credit Facility, which was fully drawn in March 2020, and the repayment of outstanding amounts, if any, under the Corporation Intercompany Facility. See Note 7 to the condensed consolidated financial statements of Extended Stay America, Inc., included in Item 1 of this combined quarterly report on Form 10-Q, for additional detail on the Corporation’s debt obligations.
The Corporation may continue to pay distributions on its common stock to meet a portion of our Paired Share distributions. The Corporation’s ability to pay distributions on its common stock is dependent upon a number of factors, including but not limited to, its results of operations, net (loss) income, liquidity, cash flows, financial condition or prospects, economic conditions, all of which have been negatively impacted as a result of the COVID-19 pandemic, as well the ability to effectively execute certain tax planning strategies, compliance with applicable law, the receipt of distributions from ESH REIT in respect of the Class A common stock, level of indebtedness, capital requirements, contractual restrictions, restrictions in any existing and future debt agreements of the Corporation and ESH REIT and other factors. The payment of future distributions will continue to be at the discretion of the Corporation’s Board of Directors. Due to the impact of the COVID-19 pandemic, for the remainder of 2020, the Corporation expects that such distributions will be materially reduced in order to preserve current and long-term liquidity and, in light of the unknown duration and severity of the COVID-19 pandemic, the Corporation will continue to approach its future capital allocation, including returning capital to its investors through dividends, share repurchases and debt retirement, with the goal of balancing the need to preserve cash and maintain liquidity.
In July 2020, the Corporation, as borrower, and ESH REIT, as lender, entered into an unsecured credit facility (the "Corporation Intercompany Facility"). Under the Corporation Intercompany Facility, the Corporation may borrow up to $150.0 million. Loans under the facility bear interest at an annual rate of 4.5%. In addition to paying interest on outstanding principal, the Corporation is required to pay a commitment fee to ESH REIT of 0.25% on the unutilized facility balance. There is no scheduled amortization under the facility and the facility matures in July 2025. Obligations under the Corporation Intercompany Facility and guarantees thereof are unsecured and fully subordinated to the obligations of the Corporation under the Corporation Revolving Credit Facility. The Corporation has the option to prepay outstanding balances under the facility without penalty. As of August 10, 2020, the outstanding balance under the facility was $0.
ESH REIT may in the future return additional cash to the Corporation for the Corporation to fund its current and long-term liquidity requirements or for other corporate purposes. ESH REIT may transfer cash to the Corporation through the redemption of shares of Class A common stock, which would decrease the Corporation's ownership of ESH REIT. Such redemption would likely be inefficient from a tax perspective because the redemption would be taxed as an ordinary dividend. Additionally, ESH REIT may loan funds to the Corporation under the Corporation Intercompany Facility, subject to the conditions contained in the Corporation Revolving Credit Facility and other existing debt agreements.

Based upon the current level of operations, management believes that the Corporation’s cash position and cash flow generated from operations will be adequate to meet all the Corporation’s funding requirements and business objectives for the foreseeable future.
ESH REIT
ESH REIT’s primary source of liquidity is rental revenues derived from leases. The leases expire in October 2023, and at such time, we expect minimum and percentage rents to be adjusted to reflect then-current market terms. Percentage rents are expected to materially decrease for the year ending December 31, 2020, as a result of a decline in Operating Lessee hotel revenues expected due to macroeconomic conditions related to the COVID-19 pandemic and may continue to decline in future years. Current and future results are subject to a high degree of uncertainty due to the volatility of macroeconomic trends and the evolving nature of the pandemic. In March 2020, as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic, ESH REIT fully drew the available capacity of $350.0 million under the ESH REIT Revolving Credit Facility. On August 6, 2020, ESH REIT repaid the $350.0 million outstanding balance under the ESH REIT Revolving Credit Facility. As of August 10, 2020, the outstanding balance under the facility was $0.
ESH REIT’s current liquidity requirements include funds necessary to pay (i) fixed costs associated with ownership of hotel properties, (ii) debt service obligations, including interest expense, and with respect to the ESH REIT Term Facility, scheduled principal payments on outstanding borrowings, (iii) real estate tax expense, (iv) property insurance expense, (v) general and administrative expense, including administrative service costs reimbursed to the Corporation, (vi) capital expenditures, including those capital expenditures incurred to perform hotel renovations, construct new hotels and acquire additional hotel properties and/or other lodging companies, (vii) draws made by the Corporation on the Corporation Intercompany Facility and (viii) the payment of required REIT distributions.
ESH REIT’s long-term liquidity requirements consist of funds necessary to (i) complete future hotel renovations, (ii) repurpose and/or rebuild certain of ESH REIT’s existing hotel properties, (iii) construct new Extended Stay America-branded owned hotels, (iv) acquire additional hotel properties and/or other lodging companies, (v) pay required REIT distributions, (vi) fund draws made by the Corporation on the Corporation Intercompany Facility, (vii) repay outstanding amounts under its revolving credit facility and (viii) refinance (including prior to or in connection with debt maturity payments) the 2025 Notes, the ESH REIT Term Facility and the 2027 Notes maturing in May 2025, September 2026 and October 2027, respectively. See Note 7 to the condensed consolidated financial statements of ESH Hospitality, Inc., included in Item 1 of this combined quarterly report on Form 10-Q, for additional detail on ESH REIT’s debt obligations.
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
ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. ESH REIT is subject to income tax on its taxable income that is not distributed and to an excise tax to the extent that certain percentages of its taxable income are not distributed by specified dates. To the extent distributions in respect of the Class B common stock of ESH REIT are not sufficient to meet our expected Paired Share distributions, Paired Share distributions may be completed through distributions in respect of the common stock of the Corporation, as they have been in certain prior periods, using funds distributed to the Corporation in respect of the Class A common stock of ESH REIT, after allowance for tax, if any, on those funds.
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
In August 2016, ESH REIT, as borrower, and the Corporation, as lender, entered into an unsecured intercompany credit facility, as may be amended and supplemented from time to time (the “ESH REIT Intercompany Facility”). Under the ESH REIT Intercompany Facility, ESH REIT may borrow up to $300.0 million, plus additional amounts, in each case subject to certain conditions. There is no scheduled amortization under the facility and the facility matures in September 2026. As of June 30, 2020, the outstanding balance under the ESH REIT Intercompany Facility was $0.
From time to time, the Corporation may return additional cash to ESH REIT in order for ESH REIT to pay for or fund (i) its current and long-term liquidity requirements, (ii) capital expenditures, (iii) outstanding debt obligations or (iv) for other corporate purposes. The Corporation may transfer cash to ESH REIT through the purchase of additional shares of Class A common stock, which would increase its ownership of ESH REIT and reduce the Company’s overall tax efficiency. Additionally, the Corporation may loan funds to ESH REIT under the ESH REIT Intercompany Facility, subject to the conditions contained in existing debt agreements. See Note 7 to the condensed consolidated financial statements of ESH Hospitality, Inc., included in Item 1 of this quarterly report on Form 10-Q, for additional detail on ESH REIT’s debt obligations. In light of the effect of the COVID-19 pandemic, the Corporation does not expect to return additional cash to ESH REIT in the foreseeable future to the extent it is not required under existing agreements or applicable law.
Based upon the current level of operations, management believes that ESH REIT’s cash position, cash flow generated from operations and, in certain circumstances, proceeds from asset sales, will be adequate to meet all of ESH REIT’s funding requirements and business objectives for the foreseeable future.
Sources and Uses of Cash – The Company
The following cash flow table and comparisons are provided for the Company:
Comparison of Six Months Ended June 30, 2020 and June 30, 2019
We had total cash, cash equivalents and restricted cash of $682.4 million and $302.6 million at June 30, 2020 and 2019, respectively. The following table summarizes the changes in our cash, cash equivalents and restricted cash as a result of operating, investing and financing activities for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019	Change ($)
Cash provided by (used in):
Operating activities	$110,318	$204,097	$(93,779)
Investing activities	(104,322)	(112,309)	7,987
Financing activities	314,858	(92,545)	407,403
Effects of changes in exchange rate on cash and cash equivalents	(78)	61	(139)
Net increase (decrease) in cash and cash equivalents	$320,776	$(696)	$321,472
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled $110.3 million for the six months ended June 30, 2020 compared to $204.1 million for the six months ended June 30, 2019, a decrease of $93.8 million. The decrease in cash flows provided by operating activities was due to a decline in hotel operating performance, specifically a 19.0% decrease in RevPAR driven by the negative impact of the COVID-19 pandemic, as well as the management of short-term working capital.
Cash Flows used in Investing Activities
Cash flows used in investing activities totaled $104.3 million for the six months ended June 30, 2020 compared to $112.3 million for the six months ended June 30, 2019, a decrease of $8.0 million. The decrease in cash flows used in investing activities was due to a net decrease in investment in property and equipment, including development in process and intangible assets, of $7.6 million.

Cash Flows provided by (used in) Financing Activities
Cash flows provided by financing activities totaled $314.9 million for the six months ended June 30, 2020 compared to cash flows used in financing activities of $92.5 million for the six months ended June 30, 2019. Cash flows provided by financing activities increased due to the Company borrowing $399.8 million under the ESH REIT and ESA revolving credit facilities in March 2020, and a decrease in Paired Share distributions of $42.1 million, partially offset by an increase of $31.1 million in Paired Share repurchases and $6.4 million in the repurchase of the Corporation’s 8.0% mandatorily redeemable preferred stock.
Sources and Uses of Cash – ESH REIT
The following cash flow table and comparisons are provided for ESH REIT:
Comparison of Six Months Ended June 30, 2020 and June 30, 2019
ESH REIT had total cash and cash equivalents of $606.7 million and $124.1 million at June 30, 2020 and 2019, respectively. The following table summarizes the changes in ESH REIT’s cash and cash equivalents as a result of operating, investing and financing activities for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019	Change ($)
Cash provided by (used in):
Operating activities	$141,159	$185,357	$(44,198)
Investing activities	(102,150)	(107,697)	5,547
Financing activities	271,537	(132,083)	403,620
Net increase (decrease) in cash and cash equivalents	$310,546	$(54,423)	$364,969
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled $141.2 million for the six months ended June 30, 2020 compared to $185.4 million for the six months ended June 30, 2019, a decrease of $44.2 million. This decrease was due to a decline in percentage rent payments received due to the decline in Operating Lessee hotel revenues as a result of the COVID-19 pandemic, as well as the management of short-term working capital.
Cash Flows used in Investing Activities
Cash flows used in investing activities totaled $102.2 million for the six months ended June 30, 2020 compared to $107.7 million for the six months ended June 30, 2019, a decrease of $5.5 million. The decrease in cash flows used in investing activities was due to a $5.2 million net decrease in investment in property and equipment, including development in process and intangible assets.
Cash Flows provided by (used in) Financing Activities
Cash flows provided by financing activities totaled $271.5 million for the six months ended June 30, 2020 compared to cash flows used in financing activities of $132.1 million for the six months ended June 30, 2019. Cash flows provided by financing activities increased due to ESH REIT borrowing $350.0 million under the its revolving credit facility in March 2020 and a decrease in ESH REIT Class A and Class B common distributions of $63.0 million, partially offset by an increase of $11.4 million in ESH REIT Class B common stock repurchases.
Capital Expenditures
We maintain each of our hotels in good repair and condition and in conformity with applicable laws and regulations. The cost of all improvements and significant alterations are generally made with cash flows from operations. During the six months ended June 30, 2020 and 2019, the Company incurred capital expenditures, including development and construction in process, of $105.3 million and $112.9 million, respectively. These capital expenditures related to development and construction in process, ordinary hotel capital improvements, investments in information technology and cyclical hotel renovations. Each hotel is generally on a seven-year renovation cycle. We completed our prior cyclical hotel renovation program in mid-2017. In the fourth quarter of 2018, the Company commenced its current cyclical hotel renovation program. With respect to our current cyclical hotel renovation program, as of June 30, 2020, we have substantially completed renovations at 22 hotels for $47.4 million. We are in the process of performing renovations at 12 additional hotels, with total costs incurred for this and future planned hotel renovations (consisting primarily of advance materials purchases) of $14.2 million.
Funding requirements for future capital expenditures, including current and future cyclical hotel renovations, building new hotels we expect to own and operate, acquiring and converting existing hotels to the Extended Stay America brand and repurposing and/or rebuilding certain of our hotel properties, will be significant and are expected to be provided primarily from cash flows generated from operations or, to the extent necessary, the Corporation or ESH REIT revolving credit facilities, including intercompany facilities and, in certain instances, proceeds from asset sales.
In response to the COVID-19 pandemic, the Company, specifically ESH REIT, has delayed certain non-guest facing capital investments and construction of three new hotels. In 2020, we expect to incur capital expenditures between $160 million and $190 million. As part of these capital expenditures, we expect to spend approximately $65 to $75 million for construction of new hotels, $20 to $25 million for hotel renovations and $10 to $15 million for incremental information technology investments.
Our Indebtedness
As of June 30, 2020, the Company’s total indebtedness was $3.0 billion, net of unamortized deferred financing costs and debt discounts, including $0.7 million of Corporation mandatorily redeemable preferred stock. ESH REIT’s total indebtedness at June 30, 2020 was $3.0 billion, net of unamortized deferred financing costs and debt discounts. See Note 7 to the condensed consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 1 of this quarterly report on Form 10-Q, for additional detail related to our debt obligations.
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
The Corporation

The Corporation currently has limited exposure to market risk from changes in interest rates. As of June 30, 2020, the Corporation's variable rate debt consisted of $49.8 million drawn on its revolving credit facility. If market rates of interest were to fluctuate by 1.0%, interest expense would increase or decrease by $0.5 million annually, assuming that the amount of outstanding Corporation variable rate debt remains at $49.8 million.
ESH REIT
As of June 30, 2020, $1.0 billion of ESH REIT’s outstanding gross debt of $3.0 billion had a variable interest rate. ESH REIT is a counterparty to an interest rate swap at a fixed rate of 1.175%. The notional amount of the interest rate swap as of June 30, 2020 was $150.0 million, which is reduced by $50.0 million every six months until the swap matures in September 2021. The remaining $826.2 million of outstanding variable interest rate debt not subject to the interest rate swap remains subject to interest rate risk. If market rates of interest were to fluctuate by 1.0%, interest expense would increase or decrease by $8.3 million annually, assuming that the amount of outstanding ESH REIT unhedged variable interest rate debt remains at $826.2 million.
Item 4. Controls and Procedures
Controls and Procedures (Extended Stay America, Inc.)
Disclosure Controls and Procedures
As of June 30, 2020, Extended Stay America, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of Extended Stay America, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of Extended Stay America, Inc. concluded that the disclosure controls and procedures of Extended Stay America, Inc. were effective to ensure that information required to be disclosed in the reports that Extended Stay America, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of Extended Stay America, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Controls and Procedures (ESH Hospitality, Inc.)
Disclosure Controls and Procedures
As of June 30, 2020, ESH Hospitality, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of ESH Hospitality, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of ESH Hospitality, Inc. concluded that the disclosure controls and procedures of ESH Hospitality, Inc. were effective to ensure that information required to be disclosed in the reports that ESH Hospitality, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of ESH Hospitality, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
As of June 30, 2020, the following six purported class action lawsuits have been filed against the Company:

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
Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Part I. Item 1A. Risk Factors” in the 2019 Form 10-K, as well as the risk factors below, which supplement and should be read in conjunction with the risk factors disclosed in our 2019 Form 10-K, any and all of which could materially affect our business, financial condition, or future results. The potential effects of COVID-19 could intensify or otherwise affect many of our other risk factors included in our 2019 Form 10-K, including, but not limited to, risks inherent to the lodging industry, macroeconomic factors beyond our control, our business strategy, competition for hotel guests and management and franchise contracts and risks related to doing business with third-party hotel owners. Because the COVID-19 situation is continuously evolving, additional impacts to our risk factors that are further described in our 2019 Form 10-K remain uncertain.
The continuing crisis resulting from the COVID-19 pandemic has negatively affected and will likely continue to negatively affect our business, results of operations, financial condition and cash flows.

The COVID-19 pandemic has significantly affected the global economy and strained the lodging industry due to travel restrictions, stay-at-home directives and changing consumer patterns in response to the pandemic, which have resulted in reduced travel and cancellations. Currently, there are no fully effective vaccines, the timing and efficacy of any future vaccine is uncertain and there is no widespread treatment for COVID-19. As such, COVID-19 has had a negative impact on our results of operations for the six months ended June 30, 2020, and we expect it to continue to negatively affect future results. The current and uncertain future impact of the COVID-19 pandemic, including its effect on the ability or desire of people to travel and use our hotel properties, is expected to continue to negatively affect our business, results of operations, financial condition and cash flows.
We have been, and expect to continue to be, negatively affected by government regulations and travel advisories to fight the pandemic, including occupancy limits for certain business establishments, which may in the future include our hotels, and requirements that individuals self-quarantine when traveling from one state to another. Lodging demand may remain weak for an undetermined length of time and we cannot predict if or when ADR and occupancy rates will return to pre-outbreak levels. Adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth resulting from the impact of COVID-19, are expected to continue to negatively affect travel and lodging demand. If efforts to mitigate the spread of COVID-19 fail or if the easing or removal of existing restrictions leads to a second wave of the pandemic, government officials may order closures of our properties or impose further restrictions on travel, or the Company may elect, on a voluntary basis, to close certain of our properties. Any of these events could result in further disruption to our operations and an additional decrease in demand for our hotels. If the value of our hotel properties significantly declines, we may incur impairment charges in the future, which would adversely impact our results of operations.
During the six months ended June 30, 2020, we reduced a portion of our variable operating costs, including hotel-level payroll by decreasing labor hours for certain employees on staff at our properties. The steps we have taken to reduce operating costs and additional steps we may take in the future to reduce operating costs may negatively affect our brand reputation or our ability to attract and retain employees. Even after the COVID-19 pandemic subsides, we could experience unfavorable long-term impacts on our operating costs as a result of attempts to counteract future outbreaks of COVID-19 or other viruses due to, for example, enhanced health and hygiene requirements in one or more regions or other such measures. In addition, in March 2020 we adopted a policy for corporate employees to work from home to the extent possible that remains in effect. Our operations could be negatively affected by such policy to the extent certain operational resources are not available and efficiency declines as a result. Should any corporate or other team members become ill from COVID-19 and unable to work, the attention of management could be diverted. Such disruptions to our businesses could ultimately increase overall operating costs and decrease operating efficiencies.
It continues to be a challenge to predict the ultimate impact that COVID-19 will have on third-party owners, service providers, travel agencies, suppliers and other vendors. In particular, if third-party owners of our hotels are unable to maintain their hotels and service indebtedness secured by their hotels, our results of operations and reputation could suffer. Bankruptcies, sales or foreclosures involving our hotels could, in some cases, result in the termination of our management or franchise agreements, which would negatively affect our results of operations. Hotel owners with financial difficulties may be unable or unwilling to pay us amounts that we are entitled to on a timely basis or at all. Current and ongoing economic conditions also could affect our ability to enter into management and franchise agreements with potential third-party owners of our hotels, who may be unable to obtain financing or face other delays in developing hotel projects. As a result, some properties in our development pipeline may not enter our system when we anticipated, or at all, and new hotels may enter our pipeline at a slower rate than expected.
The performance of the lodging industry, including the extended stay segment, is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels, which may continue to be impacted even after the COVID-19 pandemic subsidies. Declines in corporate budgets and spending and in consumer demand, concerns over recessionary economic conditions, risks affecting or reducing travel patterns, lower consumer confidence, increases in unemployment or adverse political conditions may have a material adverse effect on revenues and profitability of our hotels, including the amount of franchise and management fee revenues we are able to generate. We rely on the strength of regional and local economies with respect to the performance of each of our properties.
The extent of the effects of COVID-19 on our business and the overall lodging industry is highly uncertain and will ultimately depend on future developments, including, but not limited to, the duration and severity of the outbreak, the possibility of a second wave of the outbreak, the timing and availability of vaccinations and other treatments, and the length of time it takes for lodging demand and pricing to stabilize. Given this uncertainty, we are presently unable to estimate the full impact to our future results of operations, cash flows and financial condition.
The continuing crisis resulting from the spread of COVID-19 could negatively impact our current liquidity position, limit or restrict our ability to access new sources of capital and negatively impact our ability to maintain compliance with the financial covenants and other terms of the agreements governing our existing indebtedness.

We must maintain, renovate and improve our hotel properties in order to remain competitive, maintain the value and brand standards of our hotel properties and comply with applicable laws and regulations. Maintenance, renovations and improvements to our hotel properties create an ongoing need for cash for us or our franchisees, and, to the extent this need cannot be funded from cash generated by operations, funds must be borrowed or otherwise obtained. Our hotels are our primary source of income and cash flow from operations. Although we generated cash flow from operations of $110.3 million during the six months ended June 30, 2020, such amount represents a decrease of $93.8 million compared to the six months ended June 30, 2019. In light of the decrease in cash flows for the first half of fiscal year 2020 and the expectation that our cash flows will continue to decline on a period-over-period basis for an amount of time that cannot be predicted with certainty, in March 2020 we fully drew on approximately $400 million under our revolving credit facilities, leaving us no remaining borrowing availability under such facilities.
We may be required to raise additional capital in the future and our access to and cost of financing will depend on, among other things, economic conditions, conditions in financial markets, the availability of sufficient amounts of financing, our prospects and credit ratings. If our credit ratings are downgraded, or general market conditions ascribe higher risk to our rating levels, our industry or us, then our access to capital and the cost of any debt financing will likely be negatively affected. In addition, the terms of future debt agreements may include more restrictive covenants, or require incremental collateral, which may further restrict our business operations. There is no guarantee that debt financings will be available in the future to fund our obligations, including the maturity of existing debt facilities, or that they will be available on terms consistent with our expectations.
We have no control over and cannot predict the length of the crisis nor any government response to the crisis, including any future shelter in place or stay-at-home orders, which could result in another shut down of the national economy. The negative impact to our operations as a result of the COVID-19 pandemic has substantially reduced RevPAR due to declines in occupancy rates and ADR. If we are unable to generate sufficient revenues from our hotels or if we continue to experience significant declines in demand for our hotels, this would negatively impact our ability to remain in compliance with our debt covenants or meet our payment obligations. We may not be able to meet our debt covenants or pay our obligations as they become due and could risk default under the agreements governing our indebtedness, including our credit facilities and indentures governing our senior notes, which could give lenders the right to accelerate the amounts outstanding, and raise substantial doubt about our ability to continue as a going concern.
In response to these concerns, in May 2020 we amended the Corporation Revolving Credit Facility to, among other things, suspend the quarterly tested leverage covenant for the fiscal quarters ending June 30, 2020, September 30, 2020, December 31, 2020 and March 31, 2021. In addition, for the quarter ended June 30, 2021 through the quarter ended December 31, 2021, the leverage covenant calculation has been modified to use annualized EBITDA, as opposed to trailing twelve-month EBITDA. Throughout the suspension period, the Company has agreed to maintain minimum liquidity of $150.0 million and to limit share repurchases and dividend payments made by the Corporation. We cannot assure you that the Corporation Revolving Credit Facility amendment will be the only covenant suspension, waiver or amendment required by us or that this amendment will prevent us from future covenant breaches or the acceleration of our indebtedness. Also, in response to reductions in cash flow from operations at the Corporation due to the COVID-19 pandemic and current and expected future reductions in distribution income in respect of its ownership of 100% of the Class A common stock of ESH REIT, in July 2020 we entered into an intercompany lending facility between the Corporation, as borrower, and ESH REIT, as lender, in an effort to further ensure the Corporation’s current and future liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—the Corporation."
Since the first confirmed case of COVID-19 in the United States in late January 2020, the market price of our Paired Shares has declined. If the share price continues to be depressed or decreases further, it may cause a trigger event for impairment testing of certain tangible and intangible assets, including goodwill, long-lived assets and our trademark, which could have an impact on the value of collateral pledged in connection with our credit facilities.
As a result of and in response to the COVID-19 pandemic, the Corporation and ESH REIT expect to, subject to compliance with the requirements for qualification as a REIT, materially reduce the amount of cash distributions paid to holders of our Paired Shares during fiscal year 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuers and Affiliated Purchasers
No Paired Shares were repurchased during the three months ended June 30, 2020.
In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program. As a result of several increases in authorized amounts and program extensions, the combined Paired Share repurchase program currently authorizes the Corporation and ESH REIT to purchase up to $550 million in Paired Shares through December 31, 2020. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of June 30, 2020, $101.1 million remained under the combined Paired Share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description
10.1	Separation Agreement between Extended Stay America, Inc. and Ames Flynn, dated as of January 30, 2020 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36190) filed January 31, 2020, and incorporated by reference herein). Agreement between Extended Stay America, Inc. and Ames Flynn, dated as of January 30, 2020 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36190) filed January 31, 2020, and incorporated by reference herein).
10.2	Credit Agreement, dated as of July 2, 2020, between Extended Stay America, Inc., as borrower, and ESH Hospitality, Inc., as lender (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36190) filed July 6, 2020, and incorporated by reference herein).
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

EXTENDED STAY AMERICA, INC.

Date: August 10, 2020	By:	/s/ Bruce N. Haase
Bruce N. Haase
President and Chief Executive Officer

Date: August 10, 2020	By:	/s/ Brian T. Nicholson
Brian T. Nicholson
Chief Financial Officer

ESH HOSPITALITY, INC.

Date: August 10, 2020	By:	/s/ Bruce N. Haase
Bruce N. Haase
President and Chief Executive Officer

Date: August 10, 2020	By:	/s/ Brian T. Nicholson
Brian T. Nicholson
Chief Financial Officer