Form 10-Q
period 2020-09-30
Extended Stay America, Inc.; ESH Hospitality, Inc.
filed 2020-11-09
CIK 1581164, 1507563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
177,560,635 shares of common stock, par value $0.01 per share, of Extended Stay America, Inc., which are attached to and traded together with 177,560,635 shares of Class B common stock, par value $0.01 per share, of ESH Hospitality, Inc., and 250,493,583 shares of Class A common stock, par value $0.01 per share, of ESH Hospitality, Inc., were all outstanding as of November 5, 2020.

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

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $1,503,632 and $1,373,950	$3,473,816	$3,493,549
RESTRICTED CASH	14,894	14,858
CASH AND CASH EQUIVALENTS	381,486	346,812
INTANGIBLE ASSETS - Net of accumulated amortization of $15,072 and $13,133	32,412	34,183
GOODWILL	45,192	45,192
ACCOUNTS RECEIVABLE - Net of allowance for doubtful accounts of $5,175 and $2,749	14,550	14,020
DEFERRED TAX ASSETS	23,735	16,157
OTHER ASSETS	83,848	65,825
TOTAL ASSETS	$4,069,933	$4,030,596
LIABILITIES AND EQUITY
LIABILITIES:
Term loan facility payable - Net of unamortized deferred financing costs and debt discount of $9,765 and $10,993	$614,835	$618,338
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $31,284 and $35,702	2,018,716	2,014,298
Revolving credit facilities	49,765	—
Mandatorily redeemable preferred stock - $0.01 par value, $1,000 redemption value, 8.0%, 350,000,000 shares authorized, 708,000 and 7,130,000 shares issued and outstanding	708	7,130
Finance lease liabilities	3,704	3,379
Accounts payable and accrued liabilities	248,064	211,181
Total liabilities	2,935,792	2,854,326
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY:
Common stock - $0.01 par value, 3,500,000,000 shares authorized, 177,560,635 and 179,483,397 shares issued and outstanding	1,776	1,795
Additional paid in capital	726,466	742,397
Accumulated deficit	(51,520)	(48,283)
Accumulated other comprehensive (loss) income	(319)	383
Total Extended Stay America, Inc. shareholders’ equity	676,403	696,292
Noncontrolling interests	457,738	479,978
Total equity	1,134,141	1,176,270
TOTAL LIABILITIES AND EQUITY	$4,069,933	$4,030,596
See accompanying notes to condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES:
Room revenues	$273,056	$320,669	$747,371	$899,329
Other hotel revenues	7,552	6,475	20,640	17,848
Franchise and management fees	1,443	1,351	3,940	4,023
	282,051	328,495	771,951	921,200
Other revenues from franchised and managed properties	3,837	4,200	11,072	12,821
Total revenues	285,888	332,695	783,023	934,021
OPERATING EXPENSES:
Hotel operating expenses	149,156	152,913	427,886	437,111
General and administrative expenses	23,193	22,292	70,234	67,606
Depreciation and amortization	52,286	49,748	153,848	147,543
Impairment of long-lived assets	420	2,679	1,095	2,679
	225,055	227,632	653,063	654,939
Other expenses from franchised and managed properties	4,353	4,699	12,643	14,342
Total operating expenses	229,408	232,331	665,706	669,281
OTHER INCOME	1	3	4	31
INCOME FROM OPERATIONS	56,481	100,367	117,321	264,771
OTHER NON-OPERATING (INCOME) EXPENSE	(155)	101	246	(248)
INTEREST EXPENSE, NET	32,276	36,535	98,582	95,905
INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	24,360	63,731	18,493	169,114
INCOME TAX (BENEFIT) EXPENSE	(7,132)	10,501	(12,074)	27,822
NET INCOME	31,492	53,230	30,567	141,292
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(7,272)	(12,159)	(14,156)	(24,790)
NET INCOME ATTRIBUTABLE TO EXTENDED STAY AMERICA, INC. COMMON SHAREHOLDERS	$24,220	$41,071	$16,411	$116,502
NET INCOME PER EXTENDED STAY AMERICA, INC. COMMON SHARE:
Basic	$0.14	$0.22	$0.09	$0.62
Diluted	$0.14	$0.22	$0.09	$0.62
WEIGHTED-AVERAGE EXTENDED STAY AMERICA, INC. COMMON SHARES OUTSTANDING:
Basic	177,629	186,844	177,723	188,063
Diluted	178,198	187,015	178,071	188,317
See accompanying notes to condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
NET INCOME	$31,492	$53,230	$30,567	$141,292
OTHER COMPREHENSIVE INCOME (LOSS):

INTEREST RATE CASH FLOW HEDGE GAIN (LOSS), NET OF TAX OF $58, $(118), $(241) and $(709)	331	(687)	(1,371)	(4,109)

COMPREHENSIVE INCOME	31,823	52,543	29,196	137,183
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(7,433)	(11,817)	(13,487)	(22,725)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EXTENDED STAY AMERICA, INC. COMMON SHAREHOLDERS	$24,390	$40,726	$15,709	$114,458
See accompanying notes to condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(In thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Extended Stay America, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - July 1, 2019	188,412	$1,884	$751,467	$77,551	$789	$831,691	$481,332	$1,313,023
Net income	—	—	—	41,071	—	41,071	12,159	53,230
Interest rate cash flow hedge loss, net of tax	—	—	—	—	(345)	(345)	(342)	(687)
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(3,993)	(40)	—	(36,544)	—	(36,584)	(20,887)	(57,471)
Corporation common distributions - $0.08 per common share	—	—	—	(15,120)	—	(15,120)	—	(15,120)
ESH REIT common distributions - $0.15 per Class B common share	—	—	—	—	—	—	(28,347)	(28,347)
ESH REIT preferred distributions	—	—	—	—	—	—	(4)	(4)
Adjustment to reflect changes in book value of noncontrolling interests	—	—	(6,563)	—	—	(6,563)	6,563	—
Equity-based compensation	82	1	1,242	—	—	1,243	604	1,847
BALANCE - September 30, 2019	184,501	$1,845	$746,146	$66,958	$444	$815,393	$451,078	$1,266,471

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Extended Stay America, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - July 1, 2020	177,482	$1,775	$724,882	$(75,749)	$(489)	$650,419	$451,949	$1,102,368
Net income	—	—	—	24,220	—	24,220	7,272	31,492
Interest rate cash flow hedge gain, net of tax	—	—	—	—	170	170	161	331
Corporation common distributions - $0 per common share	—	—	—	9	—	9	—	9
ESH REIT common distributions - $0.01 per Class B common share	—	—	—	—	—	—	(1,773)	(1,773)
ESH REIT preferred distributions	—	—	—	—	—	—	(4)	(4)
Adjustment to reflect changes in book value of noncontrolling interests	—	—	505	—	—	505	(505)	—
Equity-based compensation	79	1	1,079	—	—	1,080	638	1,718
BALANCE - September 30, 2020	177,561	$1,776	$726,466	$(51,520)	$(319)	$676,403	$457,738	$1,134,141

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Extended Stay America, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - January 1, 2019	188,219	$1,882	$749,219	$32,432	$2,488	$786,021	$524,618	$1,310,639
Net Income	—	—	—	116,502	—	116,502	24,790	141,292
Interest rate cash flow hedge loss, net of tax	—	—	—	—	(2,044)	(2,044)	(2,065)	(4,109)
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(3,993)	(40)	—	(36,544)	—	(36,584)	(20,887)	(57,471)
Corporation common distributions - $0.24 per common share	—	—	—	(45,432)	—	(45,432)	—	(45,432)
ESH REIT common distributions - $0.44 per Class B common share	—	—	—	—	—	—	(83,287)	(83,287)
ESH REIT preferred distributions	—	—	—	—	—	—	(12)	(12)
Adjustment to reflect changes in book value of noncontrolling interests	—	—	(6,163)	—	—	(6,163)	6,163	—
Equity-based compensation	275	3	3,090	—	—	3,093	1,758	4,851
BALANCE - September 30, 2019	184,501	$1,845	$746,146	$66,958	$444	$815,393	$451,078	$1,266,471

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Extended Stay America, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - January 1, 2020	179,483	$1,795	$742,397	$(48,283)	$383	$696,292	$479,978	$1,176,270
Net income	—	—	—	16,411	—	16,411	14,156	30,567
Interest rate cash flow hedge loss, net of tax	—	—	—	—	(702)	(702)	(669)	(1,371)
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(2,237)	(22)	—	(19,665)	—	(19,687)	(11,406)	(31,093)
Corporation common distributions - $0.09 per common share	—	—	(15,981)	17	—	(15,964)	—	(15,964)
ESH REIT common distributions - $0.16 per Class B common share	—	—	—	—	—	—	(28,388)	(28,388)
ESH REIT preferred distributions	—	—	—	—	—	—	(12)	(12)
Adjustment to reflect changes in book value of noncontrolling interests	—	—	(2,463)	—	—	(2,463)	2,463	—
Equity-based compensation	315	3	2,513	—	—	2,516	1,616	4,132
BALANCE - September 30, 2020	177,561	$1,776	$726,466	$(51,520)	$(319)	$676,403	$457,738	$1,134,141
See accompanying notes to condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$30,567	$141,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153,848	147,543
Foreign currency transaction loss (gain)	246	(248)
Amortization of deferred financing costs and debt discount	6,179	11,635
Debt modification and extinguishment costs	—	82
Loss on disposal of property and equipment	6,309	5,037
Impairment of long-lived assets	1,095	2,679
Equity-based compensation	4,646	6,131
Deferred income tax benefit	(7,338)	(4,327)
Changes in assets and liabilities:
Accounts receivable, net	(530)	(2,160)
Other assets	(19,054)	(5,310)
Accounts payable and accrued liabilities	41,263	36,432
Net cash provided by operating activities	217,231	338,786
INVESTING ACTIVITIES:
Purchases of property and equipment	(86,112)	(129,816)
Development in process payments	(58,301)	(42,116)
Payment for intangible assets	(501)	(6,081)
Proceeds from insurance and related recoveries	987	914
Net cash used in investing activities	(143,927)	(177,099)
FINANCING ACTIVITIES:
Principal payments on term loan facility	(4,731)	(505,683)
Proceeds from revolving credit facilities	399,765	—
Payments on revolving credit facility	(350,000)	—
Proceeds from issuance of senior notes	—	750,000
Payments of deferred financing costs	(127)	(18,237)
Principal payments on finance leases	(102)	(86)
Debt modification and extinguishment costs	—	(82)
Tax withholdings related to restricted stock unit settlements	(860)	(1,598)
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(31,093)	(57,471)
Repurchase of Corporation mandatorily redeemable preferred stock	(6,422)	—
Corporation common distributions	(16,178)	(45,362)
ESH REIT common distributions	(28,773)	(83,200)
ESH REIT preferred distributions	(8)	(8)
Net cash (used in) provided by financing activities	(38,529)	38,273
CHANGES IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH DUE TO CHANGES IN FOREIGN CURRENCY EXCHANGE RATES	(65)	43
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	34,710	200,003
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of period	361,670	303,336
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - End of period	$396,380	$503,339

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (CONTINUED)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding modification, prepayment and other penalties, net of capitalized interest of $2,283 and $1,373	$69,031	$68,953
Cash payments for income taxes, net of refunds of $181 and $0	$15,239	$30,853
Operating cash payments for finance leases	$187	$183
Operating cash payments for operating leases	$2,161	$2,074
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable and accrued liabilities	$20,328	$28,124
Additions to finance lease right-of-use assets and liabilities	$427	$109
Deferred financing costs included in accounts payable and accrued liabilities	$—	$2,353
Debt modification and extinguishment costs included in accounts payable and accrued liabilities	$—	$1,006
Corporation common distributions included in accounts payable and accrued liabilities	$201	$428
ESH REIT common distributions included in accounts payable and accrued liabilities	$355	$879

See accompanying notes to condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019 AND FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2020 AND 2019
(Unaudited)

1.    BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION
Extended Stay America, Inc. (the “Corporation”) was incorporated in the state of Delaware on July 8, 2013. ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. The Corporation owns, and is expected to continue to own, all of the issued and outstanding Class A common stock of ESH REIT, which, as of September 30, 2020, represents 59% of the outstanding common stock of ESH REIT. Due to its controlling interest in ESH REIT, the Corporation consolidates the financial position, results of operations, comprehensive income and cash flows of ESH REIT. The term, “the Company,” as used herein refers to the Corporation and its consolidated subsidiaries, including ESH REIT.
A “Paired Share” consists of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. Each outstanding share of Corporation common stock is attached to and trades with one share of ESH REIT Class B common stock.
The Company is an integrated owner/operator of Extended Stay America-branded hotels and is also engaged in franchising and managing extended stay hotels for third parties in the U.S. As of September 30, 2020 and December 31, 2019, the Company owned and operated 562 and 557 hotel properties, respectively, in 40 U.S. states, consisting of approximately 62,500 and 61,900 rooms, respectively, and franchised or managed 76 and 73 hotel properties for third parties, respectively, consisting of approximately 7,800 and 7,500 rooms, respectively. As of September 30, 2020, all 638 system-wide hotels were operated under the Extended Stay America brand.
Owned hotel properties are owned by subsidiaries of ESH REIT and are operated by subsidiaries of the Corporation (the “Operating Lessees”) pursuant to leases between ESH REIT and the Operating Lessees. The hotels are managed by ESA Management LLC (“ESA Management”), a subsidiary of the Corporation, which also manages 25 hotels on behalf of third parties. The Extended Stay America brand is owned by ESH Hospitality Strategies LLC (“ESH Strategies”), also a subsidiary of the Corporation. ESH Strategies licenses the brand and intellectual property to the Operating Lessees and third parties.
As of September 30, 2020 and December 31, 2019, the Corporation had 177.6 million shares and 179.5 million shares of common stock outstanding, respectively. As of September 30, 2020 and December 31, 2019, ESH REIT’s common equity consisted of the following: (i) 250.5 million shares of Class A common stock outstanding (59% and 58%, respectively, of its common equity), all of which were owned by the Corporation, and (ii) 177.6 million shares and 179.5 million shares of Class B common stock outstanding, respectively (41% and 42%, respectively, of its common equity).
Paired Share Repurchase Program—In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program. As a result of several increases in authorized amounts and program extensions, the combined Paired Share repurchase program currently authorizes the Corporation and ESH REIT to purchase up to $550 million in Paired Shares through December 31, 2020. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of September 30, 2020, the Corporation and ESH REIT had repurchased and retired 28.6 million Paired Shares for $283.0 million and $166.4 million, including transaction fees, respectively, and $101.1 million remained available under the combined Paired Share repurchase program.
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
The accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of September 30, 2020, the results of the Company’s operations, comprehensive income and changes in equity for the three and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019. Interim results are not necessarily indicative of full year performance because of the impact of seasonal, short-term or other market variations, including the impact of the COVID-19 pandemic, as well as the impact of acquisitions, dispositions, hotel renovations and financing or other capital transactions.
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
The estimation and evaluation of future cash flows, in particular the holding period for real estate assets and asset composition and/or concentration within real estate portfolios, relies on judgments and assumptions regarding holding period, current and future operating performance and current and future market conditions. It is possible that such judgments and/or estimates will change; in particular, the effects of the COVID-19 pandemic could cause economic and market conditions to continue to deteriorate, and if this occurs, or if the Company's expected holding period for real estate assets changes, the Company may recognize impairment charges or losses on sale in future periods reflecting either changes in estimate, circumstance or the estimated market value of assets. During the three and nine months ended September 30, 2020, the Company recognized impairment charges of $0.4 million and $1.1 million, respectively, related to one hotel located in Illinois and an undeveloped land parcel. The hotel-related impairment charge was incurred during the three months ended September

30, 2020, as a result of decline in the hotel's estimated future operating cash flows. Based on market conditions and the Company's plans with respect to its hotel properties as of September 30, 2020, the Company believes that the carrying amounts of its hotel properties are recoverable and no additional impairment charges were recorded during the three and nine months ended September 30, 2020; however, actual results are subject to a high degree of uncertainty due to the volatility of macroeconomic trends.
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
As of September 30, 2020, the Company believes that the carrying amount of its intangible assets, including goodwill, are recoverable and there are no changes in circumstances that would more likely than not reduce the fair value of its reporting units below their carrying amount; therefore, no impairment charges were recorded during the three and nine months ended September 30, 2020. However, if the effects of the COVID-19 pandemic cause economic and market conditions to continue to deteriorate, these events could result in impairment charges in the future. Actual results are subject to a high degree of uncertainty due to the volatility of macroeconomic trends.
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
Recently Issued Accounting Standards
Reference Rate Reform—In March 2020, the FASB issued an accounting standards update that provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR, subject to meeting certain criteria. The Company adopted this update on March 12, 2020, and the update is effective through December 31, 2022, during which time the Company may elect to apply the optional expedients and exceptions offered under the standard. The Company's variable rate debt and interest rate swap are tied to rates that reference LIBOR (see Notes 7 and 8). As of September 30, 2020, the Company had not applied any of these optional expedients or exceptions. The adoption of this update did not, and is not expected to, have a material effect on the Company's condensed consolidated financial statements.

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

The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income available to Extended Stay America, Inc. common shareholders - basic	$24,220	$41,071	$16,411	$116,502
Income attributable to noncontrolling interests assuming conversion	(14)	(6)	(16)	(19)
Net income available to Extended Stay America, Inc. common shareholders - diluted	$24,206	$41,065	$16,395	$116,483
Denominator:
Weighted-average number of Extended Stay America, Inc. common shares outstanding - basic	177,629	186,844	177,723	188,063
Dilutive securities	569	171	348	254
Weighted-average number of Extended Stay America, Inc. common shares outstanding - diluted	178,198	187,015	178,071	188,317
Net income per Extended Stay America, Inc. common share - basic	$0.14	$0.22	$0.09	$0.62
Net income per Extended Stay America, Inc. common share - diluted	$0.14	$0.22	$0.09	$0.62

4.    HOTEL ACQUISITIONS
No hotels were acquired during the three or nine months ended September 30, 2020. On November 12, 2019, the Company acquired a 121-room operating hotel from Crestwood Suites of Lakeland, LLC for $10.0 million. Other than ordinary components of prorated net working capital, no liabilities were assumed in the purchase. The majority of the purchase price was allocated to building and improvements, with estimated useful lives ranging from 5 to 44 years.
5.    PROPERTY AND EQUIPMENT
Net investment in property and equipment as of September 30, 2020 and December 31, 2019, consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Hotel properties:
Land and site improvements (1)	$1,246,129	$1,228,231
Building and improvements	2,858,291	2,792,579
Furniture, fixtures and equipment (2)	778,582	745,145
Total hotel properties	4,883,002	4,765,955
Development in process (3)	63,082	70,864
Corporate furniture, fixtures, equipment, software and other	31,364	30,680
Total cost	4,977,448	4,867,499
Less accumulated depreciation:
Hotel properties	(1,480,698)	(1,353,772)
Corporate furniture, fixtures, equipment, software and other	(22,934)	(20,178)
Total accumulated depreciation	(1,503,632)	(1,373,950)
Property and equipment — net	$3,473,816	$3,493,549
_________________________________
(1)Includes finance lease asset of $4.0 million and $3.2 million as of September 30, 2020 and December 31, 2019, respectively.
(2)Includes finance lease asset of $0.4 million and $0 as of September 30, 2020 and December 31, 2019, respectively.
(3)Includes finance lease asset of $0 and $0.8 million as of September 30, 2020 and December 31, 2019, respectively.

As of September 30, 2020 and December 31, 2019, development in process consisted of 10 and 15 land parcels, respectively, that were in various phases of construction and/or development. As of September 30, 2020, the Company expects to delay commencement of construction at three of these locations as a result of current market uncertainty.

During the three and nine months ended September 30, 2020, and the year ended December 31, 2019, the following owned, newly constructed hotels were opened under the Extended Stay America brand:

Opening Date	Location	Number of Hotels	Number of Rooms
December 2019	Florida	1	124
December 2019	Arizona	1	136
March 2020	Florida	1	120
April 2020	South Carolina	1	120
June 2020	Georgia	1	124
June 2020	Texas	1	124
August 2020	Florida	1	124

During the three and nine months ended September 30, 2020, these new hotels contributed total room and other hotel revenues, total operating expenses and (loss) income before income tax expense as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Total room and other hotel revenues	$2,763	$5,998
Total operating expenses	2,918	5,903
(Loss) income before income tax expense	(155)	95
During the three and nine months ended September 30, 2020, the Company recognized impairment charges of $0.4 million and $1.1 million, respectively, related to one hotel located in Illinois and an undeveloped land parcel. The hotel-related impairment charge was incurred during the three months ended September 30, 2020, as a result of a decline in the hotel's estimated future operating cash flows. During the three and nine months ended September 30, 2019, the Company recognized an impairment charge of $2.7 million for one hotel located in New York. The impairment charge was incurred as a result of a decline in the hotel's estimated future operating cash flows.
The Company used Level 3 unobservable inputs and, in certain instances Level 2 observable inputs, to determine the impairment on its property and equipment. Quantitative information with respect to observable inputs consists of non-binding bids or, in certain instances, binding agreements to sell an asset or portfolio of assets to one or more third parties. Quantitative information with respect to unobservable inputs consists of internally developed cash flow models that include the following assumptions, among others: projections of revenues, expenses and hotel-related cash flows based on assumed long-term growth rates, demand trends, expected future capital expenditures and estimated discount rates that range from 6% to 10% and terminal capitalization rates that range from 7% to 11%. These assumptions are based on the Company’s historical data and experience, the Company’s budgets, industry projections and overall micro and macro-economic projections.
6.    INTANGIBLE ASSETS AND GOODWILL
The Company’s intangible assets and goodwill as of September 30, 2020 and December 31, 2019, consist of the following (in thousands):

	September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—customer relationships	$26,800	$(13,375)	$13,425
Definite-lived intangible assets—software licenses	10,521	(1,697)	8,824
Indefinite-lived intangible assets—trademarks	10,163	—	10,163
Total intangible assets	47,484	(15,072)	32,412
Goodwill	45,192	—	45,192
Total intangible assets and goodwill	$92,676	$(15,072)	$77,604

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—customer relationships	$26,800	$(12,370)	$14,430
Definite-lived intangible assets—software licenses	10,353	(763)	9,590
Indefinite-lived intangible assets—trademarks	10,163	—	10,163
Total intangible assets	47,316	(13,133)	34,183
Goodwill	45,192	—	45,192
Total intangible assets and goodwill	$92,508	$(13,133)	$79,375
The remaining weighted-average amortization period for amortizing intangible assets is approximately nine years as of September 30, 2020. Estimated future amortization expense for amortizing intangible assets is as follows (in thousands):

Years Ending December 31,
Remainder of 2020	$646
2021	2,586
2022	2,586
2023	2,586
2024	2,586
2025	2,586
Thereafter	8,673
Total	$22,249

7.    DEBT
Summary - The Company’s outstanding debt, net of unamortized debt discounts and unamortized deferred financing costs, as of September 30, 2020 and December 31, 2019, consists of the following (dollars in thousands):

	Stated Amount	Carrying Amount				Unamortized Deferred Financing Costs
Loan		September 30, 2020		December 31, 2019		September 30, 2020		December 31, 2019		Stated Interest Rate	Maturity Date
Term loan facility
ESH REIT Term Facility	$630,909	$622,855	(1)	$627,368	(1)	$8,020		$9,030		LIBOR (2) + 2.00%	9/18/2026	(3)
Senior notes
2025 Notes	1,300,000	1,293,973	(4)	1,292,986	(4)	12,938		15,055		5.25%	5/1/2025
2027 Notes	750,000	750,000		750,000		12,319		13,633		4.63%	10/1/2027
Revolving credit facilities
ESH REIT Revolving Credit Facility	350,000	—		—		2,200	(5)	2,606	(5)	LIBOR (2) + 2.00%	9/18/2024
Corporation Revolving Credit Facility	50,000	49,765		—		555	(5)	556	(5)	LIBOR (2) + 2.25%	9/18/2024
Total		$2,716,593		$2,670,354		$36,032		$40,880
_________________________________
(1)The ESH REIT Term Facility (defined below) is presented net of an unamortized debt discount of $1.7 million and $2.0 million as of September 30, 2020 and December 31, 2019, respectively.
(2)As of September 30, 2020 and December 31, 2019, one-month LIBOR was 0.15% and 1.76%, respectively. As of September 30, 2020 and December 31, 2019, $100.0 million and $200.0 million, respectively, of the ESH REIT Term Facility was subject to an interest rate swap at a fixed rate of 1.175%.
(3)Amortizes in equal quarterly installments of $1.6 million. In addition to scheduled amortization, subject to certain exceptions, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required commencing with the year ending December 31, 2020. Annual mandatory prepayments for a given fiscal year are due during the first quarter of the following fiscal year.
(4)The 2025 Notes (defined below) are presented net of an unamortized discount of $6.0 million and $7.0 million as of September 30, 2020 and December 31, 2019, respectively.
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
ESH REIT Revolving Credit Facility—Borrowings under the ESH REIT Revolving Credit Facility bear interest at a rate equal to (i) LIBOR plus a spread that ranges from 1.50% to 2.00% based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined, or (ii) a base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50%, or (C) the one-month adjusted LIBOR rate plus 1.00%) plus a spread that ranges from 0.50% to 1.00% based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined. ESH REIT incurs a fee of 0.30% or 0.175% on the unutilized revolver balance based on the amount outstanding under the facility. ESH REIT is also required to pay customary letter of credit fees and agency fees. The ESH REIT Revolving Credit Facility provides for the issuance of up to $50.0 million of letters of credit. As of September 30, 2020, ESH REIT had no letters of credit outstanding and available borrowing capacity of $350.0 million under the facility.
In March 2020, ESH REIT borrowed the full available capacity of $350.0 million under the ESH REIT Revolving Credit Facility as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of uncertainty in business markets resulting from the COVID-19 pandemic. In August 2020, ESH REIT repaid the full outstanding balance under the ESH REIT Revolving Credit Facility. As of September 30, 2020, the outstanding balance under the facility was $0.
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

Corporation Revolving Credit Facility
The Corporation’s revolving credit facility, as may be amended and supplemented from time to time (the “Corporation Revolving Credit Facility”), provides for the issuance of up to $50.0 million of letters of credit as well as borrowing on same day notice, referred to as swingline loans, in an amount of up to $20.0 million. Borrowings under the Corporation Revolving Credit Facility bear interest at a rate equal to (i) LIBOR plus 2.25% or (ii) a base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50% or (C) the one-month adjusted LIBOR plus 1.00%) plus 1.25%. In addition to paying interest on outstanding principal, the Corporation incurs a fee of 0.30% or 0.175% on the unutilized revolver balance based on the amount outstanding under the facility.
In March 2020, the Company borrowed $49.8 million under the Corporation Revolving Credit Facility as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of uncertainty in business markets resulting from the COVID-19 pandemic. The proceeds may in the future be used for working capital, general corporate or other purposes permitted under the agreement. As of September 30, 2020, the Corporation had one letter of credit outstanding of $0.2 million and no available borrowing capacity under the facility.

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
Covenants
The ESH REIT Credit Facilities, the 2027 Notes, the 2025 Notes, the Corporation Revolving Credit Facility and certain intercompany loan facilities contain a number of restrictive covenants that, among other things and subject to certain exceptions, limit the Corporation’s or ESH REIT’s ability and the ability of their respective subsidiaries to engage in certain transactions. In addition, the ESH REIT Revolving Credit Facility and the Corporation Revolving Credit Facility contain financial covenants that, subject to certain conditions, require compliance with certain senior loan-to-value and consolidated leverage ratios. The agreements governing the Corporation’s and ESH REIT’s indebtedness also contain certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and, in the case of the ESH REIT Credit Facilities and certain intercompany loan facilities, certain material operating leases and management agreements. As of September 30, 2020, the Corporation and ESH REIT were in compliance with all covenants under their respective debt agreements.

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
Interest Expense, net—The components of net interest expense during the three and nine months ended September 30, 2020 and 2019, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contractual interest, net (1)	$30,057	$28,727	$93,136	$86,209
Amortization of deferred financing costs and debt discount	2,050	2,014	6,179	6,007
Other costs (2)	229	7,117	581	7,923
Interest income	(60)	(1,323)	(1,314)	(4,234)
Total	$32,276	$36,535	$98,582	$95,905
______________________
(1)Includes dividends on shares of mandatorily redeemable Corporation preferred stock. Net of capitalized interest of $0.7 million, $0.6 million, $2.3 million and $1.4 million, respectively.
(2)Includes interest expense on finance leases (see Note 12) and unused facility fees.
Mandatorily Redeemable Preferred Stock—The Corporation has authorized 350.0 million shares of preferred stock, $0.01 par value, of which 708 and 7,130 shares of mandatorily redeemable voting preferred stock were issued and outstanding as of September 30, 2020 and December 31, 2019, respectively. Dividends on these mandatorily redeemable voting preferred shares are payable quarterly in arrears at a rate of 8.0% per year. With respect to dividend, distribution and liquidation rights, the 8.0% voting preferred stock ranks senior to the Corporation’s common stock. Holders of the 8.0% voting preferred stock have the right to require the Corporation to redeem in cash the 8.0% voting preferred stock at $1,000 per share plus any accumulated unpaid dividends. In April 2020, 6,422 shares of the 8.0% mandatorily redeemable voting preferred stock were redeemed for $6.4 million. On November 15, 2020, the Corporation is required to redeem the remaining outstanding 8.0% voting preferred stock at $1,000 per share plus any accumulated unpaid dividends.
Fair Value of Debt and Mandatorily Redeemable Preferred Stock—As of September 30, 2020 and December 31, 2019, the estimated fair value of the Company’s debt was $2.7 billion, and the estimated fair value of the Corporation’s 8.0% mandatorily redeemable preferred stock was $0.7 million and $7.1 million, respectively. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available, to the stated interest rates and spreads on the Company’s debt and the Corporation’s 8.0% mandatorily redeemable preferred stock. As of September 30, 2020 and December 31, 2019, the estimated fair value of the Corporation revolving credit facility is equal to its carrying value due to its short-term nature and frequent settlement.
8.    DERIVATIVE INSTRUMENTS
ESH REIT is a counterparty to a floating-to-fixed interest rate swap at a fixed rate of 1.175% and a floating rate of one-month LIBOR to manage its exposure to interest rate risk on a portion of the ESH REIT Term Facility. The notional amount of the interest rate swap as of September 30, 2020 was $100.0 million. The notional amount decreases by an additional $50.0 million every six months until the swap’s maturity in September 2021.
For the three and nine months ended September 30, 2020, the Company paid interest of $0.4 million and for the three and nine months ended September 30, 2019, the Company received proceeds of $0.7 million and $2.5 million, respectively, that offset interest expense. As of September 30, 2020, $0.8 million of interest expense is expected to be recognized over the following twelve months.

The table below presents the amounts and classification of the interest rate swap on the Company’s condensed consolidated financial statements (in thousands):

	(Accrued liabilities) other assets	Accumulated other comprehensive (loss) income, net of tax		Interest expense (income), net
As of September 30, 2020	$(781)	$(664)	(1)
As of December 31, 2019	$831	$706	(2)
For the three months ended September 30, 2020				$387
For the three months ended September 30, 2019				$(704)
For the nine months ended September 30, 2020				$380
For the nine months ended September 30, 2019				$(2,501)
_______________________________
(1)Changes during the nine months ended September 30, 2020, on a pre-tax basis, consisted of changes in fair value of $(1.6) million.
(2)Changes during the year ended December 31, 2019, on a pre-tax basis, consisted of changes in fair value of $(5.0) million.
9.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table disaggregates room revenues from owned hotels by booking source for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019		2020	2019
Property direct	$74,118	$77,459	(2)	$193,972	$222,714	(2)
Central call center	86,297	87,191	(2)	234,328	236,388	(2)
Proprietary website	59,012	60,742	(2)	158,594	171,398	(2)
Third-party intermediaries	50,595	84,226		148,266	237,065
Travel agency global distribution systems	3,034	11,051		12,211	31,764
Total room revenues from owned hotels (1)	$273,056	$320,669		$747,371	$899,329
_________________________________
(1)In addition to room revenues, the Company’s owned hotels earned $7.6 million and $20.6 million of other hotel revenues during the three and nine months ended September 30, 2020, respectively, and $6.5 million and $17.8 million of other hotel revenues during the three and nine months ended September 30, 2019, respectively.
(2)As a result of the correction of a classification error, for the three months ended September 30, 2019, $5.9 million of room revenues that were previously classified as revenues generated from property direct have been reclassified and reported as $3.9 million of revenues generated from central call center and $2.0 million of revenues generated from proprietary website. For the nine months ended September 30, 2019, $14.2 million of room revenues that were previously classified as revenues generated from property direct have been reclassified and reported as $9.5 million of revenues generated from central call center and $4.7 million of revenues generated from proprietary website. The Company concluded that the effect of the error is immaterial to previously issued financial statements but has made the corrections for consistent presentation.
The following table disaggregates room revenues from owned hotels by length of guest stay for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
1-6 nights	$71,704	$118,700	$216,789	$341,176
7-29 nights	59,983	67,927	158,984	186,894
30+ nights	141,369	134,042	371,598	371,259
Total room revenues from owned hotels (1)	$273,056	$320,669	$747,371	$899,329
_________________________________
(1)In addition to room revenues, the Company’s owned hotels earned $7.6 million and $20.6 million of other hotel revenues during the three and nine months ended September 30, 2020, respectively, and $6.5 million and $17.8 million of other hotel revenues during the three and nine months ended September 30, 2019, respectively.

The following table disaggregates revenues from franchised and managed hotels for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Management fees	$257	$312	$700	$972
Franchise fees	1,186	1,039	3,240	3,051
Indirect reimbursements (system service fees)	1,383	1,365	3,730	3,948
Direct reimbursements	2,454	2,835	7,342	8,873
Total revenues from franchised and managed hotels	$5,280	$5,551	$15,012	$16,844
Outstanding Contract Liabilities
Contract liabilities relate to advance deposits with respect to owned hotels and, with respect to franchised hotels, advance consideration received, such as initial franchise fees paid when a franchise agreement is executed and certain system implementation fees paid at the time of installation. Contract liabilities are included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets. The following table presents outstanding contract liabilities as of September 30, 2020 and January 1, 2020, and the amount of outstanding January 1, 2020 contract liabilities recognized as revenue during the three and nine months ended September 30, 2020 (in thousands):

	Outstanding Contract Liabilities	Outstanding Contract Liabilities as of January 1, 2020 Recognized as Revenue
As of September 30, 2020	$18,398
As of January 1, 2020	$16,231
For the three months ended September 30, 2020		$113
For the nine months ended September 30, 2020		$10,845
Performance Obligations
As of September 30, 2020, $13.2 million of outstanding contract liabilities related to owned hotels and $5.2 million related to franchised hotels. The Company does not estimate revenues expected to be recognized related to unsatisfied performance obligations for royalty fees, system service fees or management fees, as they are considered either sales-based fees or allocated to wholly unsatisfied performance obligations in a series. Performance obligations related to owned hotels are expected to be satisfied within less than one year. Performance obligations related to third-party owned (i.e., franchised) hotels are expected to be satisfied over the term of the respective franchise agreements, which are typically 20 years.
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

The performance of the Company’s operating segments is evaluated primarily on income from operations. Selected financial data is provided below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Owned hotels	$280,608	$327,144	$768,011	$917,177
Franchise and management (1)	2,284	2,332	6,243	6,774
Total segment revenues	282,892	329,476	774,254	923,951
Corporate and other (2)	19,503	18,506	58,131	57,724
Other revenues from franchised and managed properties (3)	3,837	4,200	11,072	12,821
Intersegment eliminations (4)	(20,344)	(19,487)	(60,434)	(60,475)
Total	$285,888	$332,695	$783,023	$934,021

Income from operations:
Owned hotels	$62,105	$105,777	$135,967	$280,125
Franchise and management (1)	2,284	2,332	6,243	6,774
Total segment income from operations	64,389	108,109	142,210	286,899
Corporate and other (2)	(7,392)	(7,243)	(23,318)	(20,607)
Other expenses from franchised and managed properties, net (3)	(516)	(499)	(1,571)	(1,521)
Total	$56,481	$100,367	$117,321	$264,771
_________________________________
(1)Includes intellectual property fees charged to the owned hotels segment of $0.8 million and $2.3 million for the three and nine months ended September 30, 2020, respectively, and $1.0 million and $2.8 million for the three and nine months ended September 30, 2019, respectively, that are eliminated in the condensed consolidated statements of operations.
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
Total assets for each of the Company’s operating segments are provided below (in thousands):

	September 30, 2020	December 31, 2019
Assets:
Owned hotels	$3,784,208	$3,661,609
Franchise and management	13,613	14,576
Total segment assets	3,797,821	3,676,185
Corporate and other	312,386	397,568
Intersegment eliminations	(40,274)	(43,157)
Total	$4,069,933	$4,030,596
Total capital expenditures for each of the Company's operating segments are provided below (in thousands):

	Nine Months Ended September 30,
	2020	2019
Capital expenditures:
Owned hotels	$143,073	$177,214
Corporate and other	1,841	799
Total	$144,914	$178,013

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
The Company's quarterly provision for income taxes has historically been calculated using the annual effective tax rate method (“AETR method”), which applies an estimated annual effective tax rate to pre-tax income or loss. However, the Company recorded its interim income tax provision using the discrete method as of September 30, 2020, in accordance with ASC 740-270, Accounting for Income Taxes - Interim Reporting. The Company utilized the discrete method due to significant variations in income tax expense relative to projected annual pre-tax income (loss) that would result in a distortive effective tax rate using the AETR method. Using the discrete method, the Company determined current and deferred income tax expense as if the interim period were an annual period.
The Company recorded a benefit for federal, state and foreign income taxes of $7.1 million, an effective tax rate of (29.3)%, for the three months ended September 30, 2020, as compared to a provision of $10.5 million, an effective tax rate of 16.5%, for the three months ended September 30, 2019. The Company recorded a benefit for federal, state and foreign income taxes of $12.1 million, an effective tax rate of (65.3)%, for the nine months ended September 30, 2020, as compared to a provision of $27.8 million, an effective tax rate of 16.5%, for the nine months ended September 30, 2019. The Company's effective rate differs from the federal statutory rate of 21% due to ESH REIT's status as a REIT under the provisions of the Code and, for the three and nine months ended September 30, 2020, the passage of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which provides the Company the ability to carry back and utilize the Corporation's projected federal tax losses to higher tax rate years.
As of September 30, 2020, the Company has not completed its accounting for all tax effects related to the enactment of the CARES Act, including the ability to carry back losses to higher tax rate years. The Company is still analyzing the CARES Act and refining its calculations, including the CARES Act's impact on state income taxes, all of which are subject to complex rules and continued interpretation. The Company expects to complete its analysis prior to December 31, 2020.
The Company's income tax returns for the years 2016 to present are subject to examination by the Internal Revenue Service ("IRS") and other taxing authorities. As of September 30, 2020, a subsidiary of ESH REIT was under examination by the Canadian Revenue Agency for the tax years 2014 through 2017. As the examination is still in process, the timing of the resolution and any payments that may be required cannot be determined at this time. The Company believes that, to the extent a liability may exist, it is appropriately reserved as of September 30, 2020.
12.    COMMITMENTS AND CONTINGENCIES
Lease Commitments—The Company is a tenant under long-term ground leases at five of its hotel properties. Three of these leases are operating leases and two are finance leases. The ground lease agreements terminate at various dates between 2023 and 2096 and several of the agreements include multiple renewal options for generally five or ten year periods. The Company is also a tenant under an operating lease for its corporate office, which terminates in August 2021 and includes renewal options for two five-year terms. As the Company is reasonably certain that it will exercise the options to extend its ground leases, fixed payments associated with the extensions are included in the measurement of related right-of-use assets and lease liabilities. Payments associated with the option to extend the corporate office lease are not included in the measurement of the right-of-use asset and lease liability, as the associated payments cannot be reasonably estimated. Additionally, as of September 30, 2020, the Company leased certain technology equipment located at its hotel sites under finance leases.

Operating lease costs related to ground leases are included in hotel operating expenses, while operating lease costs related to the Company’s office lease are included in general and administrative expenses, in the condensed consolidated statements of operations. Finance lease interest costs are included in interest expense, net in the condensed consolidated statements of operations (see Note 7) or, when pertaining to assets under development, are capitalized and included in property and equipment, net on the condensed consolidated balance sheets (see Note 5). No amortization costs were incurred during the three and nine months ended September 30, 2020 and 2019 for finance leases pertaining to land or land in development. The Company has no variable lease costs or short-term leases.
For the three and nine months ended September 30, 2020 and 2019, the components of the Company’s total lease costs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease costs	$769	$794	$2,307	$2,332
Finance lease costs	77	61	223	183
Total lease costs	$846	$855	$2,530	$2,515
The Company’s right-of-use assets and lease liabilities are as follows (in thousands):

	September 30, 2020	December 31, 2019
Right-of-use assets:
Operating(1)	$3,132	$4,863
Finance(2)	4,370	3,979

Lease liabilities:
Operating(3)	10,997	12,590
Finance	3,704	3,379
_________________________________
(1)Included in other assets on the accompanying condensed consolidated balance sheets.
(2)Included in property and equipment, net on the accompanying condensed consolidated balance sheets.
(3)Included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.
Maturities of lease liabilities as of September 30, 2020, are as follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
Remainder of 2020	$735	$97
2021	2,220	850
2022	807	397
2023	552	400
2024	503	402
2025	503	428
Thereafter	77,091	2,671
Total	$82,411	$5,245

Total discounted lease liability	$10,997	$3,704
Difference between undiscounted cash flows and discounted cash flows	$71,414	$1,541

Weighted-average remaining lease term	49 years	11 years
Weighted-average discount rate	6.5%	6.7%
The Company’s leases do not contain residual value guarantees and do not contain restrictions with respect to incurring additional financial obligations or paying dividends. As of September 30, 2020, the Company does not have any material leases that have not yet commenced.

Letter of Credit—As of September 30, 2020, the Company had one outstanding letter of credit, issued by the Corporation, for $0.2 million, which is collateralized by the Corporation Revolving Credit Facility.
Legal Contingencies—As of September 30, 2020, six purported class action lawsuits in California have been filed against the Company. The complaints allege, among other things, failure to provide meal and rest periods, wage and hour violations and violations of the Fair Credit Reporting Act. The complaints seek, among other relief, collective and class certification of the lawsuits, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the court might find just and proper.
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
13.    EQUITY-BASED COMPENSATION
The Corporation and ESH REIT each maintain a long-term incentive plan (“LTIP”), approved by their shareholders. Under each LTIP, the Corporation and ESH REIT may issue to eligible employees or directors restricted stock units (“RSUs”) or other equity-based awards, in respect of Paired Shares, with service, performance or market vesting conditions. The aggregate number of Paired Shares that may be the subject of awards under the LTIPs shall not exceed 8.0 million, of which no more than 4.0 million may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIPs has a share reserve of an equivalent number of shares of Corporation common stock and ESH REIT Class B common stock. As of September 30, 2020, 4.2 million Paired Shares were available for future issuance under the LTIPs.
Equity-based compensation expense is recognized by amortizing the grant-date fair value on a straight-line basis over the requisite service period of each award. A portion of the grant-date fair value of all equity-based awards is allocated to a share of Corporation common stock and a portion is allocated to a share of ESH REIT Class B common stock. Equity-based compensation expense, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations, was $1.6 million and $4.6 million for the three and nine months ended September 30, 2020, respectively, and $1.9 million and $6.1 million for the three and nine months ended September 30, 2019.
As of September 30, 2020, unrecognized compensation expense related to outstanding equity-based awards and the related weighted-average period over which it is expected to be recognized subsequent to September 30, 2020, is presented in the following table. Total unrecognized compensation expense will be adjusted for forfeitures and the achievement of certain market-based conditions.

	Unrecognized Compensation Expense Related to Outstanding Awards (in thousands)	Remaining Weighted-Average Amortization Period (in years)
RSUs with service vesting conditions	$6,736	1.5
RSUs with market vesting conditions	2,887	2.0
Total unrecognized compensation expense	$9,623
RSU activity during the nine months ended September 30, 2020, was as follows:

	Service-Based Awards		Performance-Based Awards - Market Vesting
	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value
Outstanding at January 1, 2020	928	$16.77	255	$16.56
Granted	371	$12.37	290	$11.52
Settled	(353)	$15.91	(46)	$18.58
Forfeited	(216)	$16.70	(123)	$14.96
Outstanding at September 30, 2020	730	$14.24	376	$12.96

Vested at September 30, 2020	80	$15.05	—	$—
Nonvested at September 30, 2020	650	$14.13	376	$12.96

The grant-date fair value of awards with service vesting conditions is based on the closing price of a Paired Share on the date of grant. Service-based awards vest over a period of one to three years, subject to the grantee’s continued employment or service. The grant-date fair value of awards with market vesting conditions is based on an independent valuation. These awards vest at the end of a three-year period, subject to the grantee’s continued employment, with the ability to earn Paired Shares in a range of 0% to 150% of the awarded number of RSUs based on the total shareholder return of a Paired Share relative to the total shareholder return of other publicly traded companies identified in the award agreements. During the nine months ended September 30, 2020, the grant-date fair value of awards with market vesting conditions were calculated using a Monte Carlo simulation model with the following key assumptions:

Expected holding period	2.92 years
Risk–free rate of return	1.43%
Expected dividend yield	7.01%

14.    SUBSEQUENT EVENTS
Distribution
On November 9, 2020, the Board of Directors of the Corporation declared a cash distribution of $0.01 per share for the third quarter of 2020 on its common stock. This distribution is payable on December 8, 2020 to shareholders of record as of November 24, 2020.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $1,502,499 and $1,372,595	$3,486,948	$3,506,020
CASH AND CASH EQUIVALENTS	339,515	296,134
RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC. (Note 10)	10,328	1,572
DEFERRED RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC. (Note 10)	36,673	28,917
INTANGIBLE ASSETS - Net of accumulated amortization of $1,697 and $763	8,825	9,590
GOODWILL	44,012	44,012
OTHER ASSETS	21,999	21,209
TOTAL ASSETS	$3,948,300	$3,907,454
LIABILITIES AND EQUITY
LIABILITIES:
Term loan facility payable - Net of unamortized deferred financing costs and debt discount of $9,765 and $10,993	$614,835	$618,338
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $31,284 and $35,702	2,018,716	2,014,298
Finance lease liabilities	3,704	3,379
Unearned rental revenues from Extended Stay America, Inc. (Note 10)	95,943	38,770
Due to Extended Stay America, Inc., net (Note 10)	6,952	11,838
Accounts payable and accrued liabilities	105,118	71,453
Deferred tax liabilities	9	11
Total liabilities	2,845,277	2,758,087
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY:
Common stock - Class A: $0.01 par value, 4,300,000,000 shares authorized, 250,493,583 shares issued and outstanding; Class B: $0.01 par value, 7,800,000,000 shares authorized, 177,560,635 and 179,483,397 shares issued and outstanding	4,281	4,300
Additional paid in capital	1,051,780	1,050,740
Preferred stock—no par value, $1,000 liquidation value, 125 shares authorized, issued and outstanding	73	73
Retained earnings	47,671	93,424
Accumulated other comprehensive (loss) income	(782)	830
Total equity	1,103,023	1,149,367
TOTAL LIABILITIES AND EQUITY	$3,948,300	$3,907,454
See accompanying notes to condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES - Rental revenues from Extended Stay America, Inc. (Note 10)	$126,469	$139,455	$365,145	$375,562
OPERATING EXPENSES:
Hotel operating expenses	22,236	21,577	70,052	64,822
General and administrative expenses (Note 10)	3,648	3,477	11,584	11,002
Depreciation and amortization	51,355	48,885	151,070	144,884
Impairment of long-lived assets	—	—	675	—
Total operating expenses	77,239	73,939	233,381	220,708
OTHER INCOME	—	—	—	15
INCOME FROM OPERATIONS	49,230	65,516	131,764	154,869
OTHER NON-OPERATING (INCOME) EXPENSE	(136)	79	179	(194)
INTEREST EXPENSE, NET	31,829	36,882	97,454	97,083
INCOME BEFORE INCOME TAX EXPENSE	17,537	28,555	34,131	57,980
INCOME TAX EXPENSE	10	88	21	98
NET INCOME	$17,527	$28,467	$34,110	$57,882
NET INCOME PER ESH HOSPITALITY, INC. COMMON SHARE:
Class A - basic	$0.04	$0.07	$0.08	$0.13
Class A - diluted	$0.04	$0.07	$0.08	$0.13
Class B - basic	$0.04	$0.07	$0.08	$0.13
Class B - diluted	$0.04	$0.07	$0.08	$0.13
WEIGHTED-AVERAGE ESH HOSPITALITY, INC. COMMON SHARES OUTSTANDING:
Class A - basic	250,494	250,494	250,494	250,494
Class A - diluted	250,494	250,494	250,494	250,494
Class B - basic	177,629	186,844	177,723	188,063
Class B - diluted	178,198	187,015	178,071	188,317
See accompanying notes to condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
NET INCOME	$17,527	$28,467	$34,110	$57,882
OTHER COMPREHENSIVE INCOME (LOSS):

INTEREST RATE CASH FLOW HEDGE GAIN (LOSS), NET OF TAX OF $0, $0, $1, $2	389	(806)	(1,612)	(4,820)

COMPREHENSIVE INCOME	$17,916	$27,661	$32,498	$53,062
See accompanying notes to condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(In thousands, except preferred stock shares and per share data)
(Unaudited)

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - July 1, 2019	250,494	188,412	$4,389	125	$73	$1,091,845	$15,919	$1,775	$1,114,001
Net income	—	—	—	—	—	—	28,467	—	28,467
Interest rate cash flow hedge loss, net of tax	—	—	—	—	—	—	—	(806)	(806)
Repurchase of Class B common stock	—	(3,993)	(40)	—	—	—	(20,847)	—	(20,887)
Common distributions - $0.15 per Class A and Class B common share	—	—	—	—	—	(41,832)	(24,092)	—	(65,924)
Preferred distributions	—	—	—	—	—	—	(4)	—	(4)
Equity-based compensation	—	82	1	—	—	123	—	—	124
BALANCE - September 30, 2019	250,494	184,501	$4,350	125	$73	$1,050,136	$(557)	$969	$1,054,971

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - July 1, 2020	250,494	177,482	$4,280	125	$73	$1,051,560	$34,426	$(1,171)	$1,089,168
Net income	—	—	—	—	—	—	17,527	—	17,527
Interest rate cash flow hedge gain, net of tax	—	—	—	—	—	—	—	389	389
Common distributions - $0.01 per Class A and Class B common share	—	—	—	—	—	—	(4,278)	—	(4,278)
Preferred distributions	—	—	—	—	—	—	(4)	—	(4)
Equity-based compensation	—	79	1	—	—	220	—	—	221
BALANCE - September 30, 2020	250,494	177,561	$4,281	125	$73	$1,051,780	$47,671	$(782)	$1,103,023

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - January 1, 2019	250,494	188,219	$4,387	125	$73	$1,090,809	$114,096	$5,789	$1,215,154
Net income	—	—	—	—	—	—	57,882	—	57,882
Interest rate cash flow hedge loss, net of tax	—	—	—	—	—	—	—	(4,820)	(4,820)
Repurchase of Class B common stock	—	(3,993)	(40)	—	—	—	(20,847)	—	(20,887)
Common distributions - $0.44 per Class A and Class B common share	—	—	—	—	—	(41,832)	(151,676)	—	(193,508)
Preferred distributions	—	—	—	—	—	—	(12)	—	(12)
Equity-based compensation	—	275	3	—	—	1,159	—	—	1,162
BALANCE - September 30, 2019	250,494	184,501	$4,350	125	$73	$1,050,136	$(557)	$969	$1,054,971

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - January 1, 2020	250,494	179,483	$4,300	125	$73	$1,050,740	$93,424	$830	$1,149,367
Net income	—	—	—	—	—	—	34,110	—	34,110
Interest rate cash flow hedge loss, net of tax	—	—	—	—	—	—	—	(1,612)	(1,612)
Repurchase of Class B common stock	—	(2,237)	(22)	—	—	—	(11,384)	—	(11,406)
Common distributions - $0.16 per Class A and Class B common share	—	—	—	—	—	—	(68,467)	—	(68,467)
Preferred distributions	—	—	—	—	—	—	(12)	—	(12)
Equity-based compensation	—	315	3	—	—	1,040	—	—	1,043
BALANCE - September 30, 2020	250,494	177,561	$4,281	125	$73	$1,051,780	$47,671	$(782)	$1,103,023
See accompanying notes to condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$34,110	$57,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151,070	144,884
Foreign currency transaction loss (gain)	179	(194)
Amortization of deferred financing costs and debt discount	6,067	11,540
Debt modification and extinguishment costs	—	82
Loss on disposal of property and equipment	6,309	5,037
Impairment of long-lived assets	675	—
Equity-based compensation	381	411
Deferred income tax benefit	(3)	(5)
Changes in assets and liabilities:
Deferred rents receivable from Extended Stay America, Inc.	(7,756)	(15,432)
Due to Extended Stay America, Inc., net	(5,314)	2,222
Other assets	(3,497)	(6,257)
Unearned rental revenues/rents receivable from Extended Stay America, Inc., net	48,417	116,085
Accounts payable and accrued liabilities	38,546	31,708
Net cash provided by operating activities	269,184	347,963
INVESTING ACTIVITIES:
Purchases of property and equipment	(83,836)	(124,192)
Development in process payments	(58,301)	(42,116)
Payment for intangible assets	(501)	(6,081)
Proceeds from insurance and related recoveries	987	914
Net cash used in investing activities	(141,651)	(171,475)
FINANCING ACTIVITIES:
Principal payments on term loan facility	(4,731)	(505,683)
Proceeds from issuance of senior notes	—	750,000
Proceeds from revolving credit facility	350,000	—
Payments on revolving credit facility	(350,000)	—
Payments of deferred financing costs	(17)	(17,983)
Principal payments on finance leases	(102)	(86)
Debt modification and extinguishment costs	—	(82)
Repurchase of Class B common stock	(11,406)	(20,887)
Issuance of Class B common stock related to issuance of Paired Shares	964	1,462
Common distributions	(68,852)	(193,421)
Preferred distributions	(8)	(8)
Net cash (used in) provided by financing activities	(84,152)	13,312
NET INCREASE IN CASH AND CASH EQUIVALENTS	43,381	189,800
CASH AND CASH EQUIVALENTS - Beginning of period	296,134	178,538
CASH AND CASH EQUIVALENTS - End of period	$339,515	$368,338

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (CONTINUED)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding modification, prepayment and other penalties, net of capitalized interest of $2,283 and $1,373	$67,991	$68,389
Cash payments for income taxes, net of refunds of $181 and $0	$410	$742
Operating cash payments for finance leases	$187	$183
Operating cash payments for operating leases	$581	$532
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in due to/from Extended Stay America, Inc. and accounts payable and accrued liabilities	$18,937	$27,072
Additions to finance lease right-of-use assets and liabilities	$427	$109
Deferred financing costs included in accounts payable and accrued liabilities	$—	$2,254
Debt modification and extinguishment costs included in accounts payable and accrued liabilities	$—	$1,006
Common distributions included in accounts payable and accrued liabilities	$355	$879
Net receivable (payable) related to RSUs not yet settled or issued included in due to/from Extended Stay America, Inc.	$205	$(32)

See accompanying notes to condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019 AND FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2020 AND 2019
(Unaudited)

1.    BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION
ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. Extended Stay America, Inc. (the “Corporation”), the parent of ESH REIT, was incorporated in the state of Delaware on July 8, 2013. The Corporation owns, and is expected to continue to own, all of the issued and outstanding Class A common stock of ESH REIT, which, as of September 30, 2020, represents 59% of the outstanding common stock of ESH REIT.
A “Paired Share” consists of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. Each outstanding share of ESH REIT Class B common stock is attached to and trades with one share of Corporation common stock.
As of September 30, 2020 and December 31, 2019, ESH REIT and its subsidiaries owned and leased 562 and 557 hotel properties, respectively, in 40 U.S. states, consisting of approximately 62,500 and 61,900 rooms, respectively. All hotels are leased to wholly-owned subsidiaries of the Corporation (the “Operating Lessees”).
Paired Share Repurchase Program—In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program. As a result of several increases in authorized amounts and program extensions, the combined Paired Share repurchase program currently authorizes the Corporation and ESH REIT to purchase up to $550 million in Paired Shares through December 31, 2020. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of September 30, 2020, ESH REIT had repurchased and retired 28.6 million ESH REIT Class B common shares for $166.4 million, including transaction fees, and $101.1 million remained available under the combined Paired Share repurchase program.
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
The accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly ESH REIT’s financial position as of September 30, 2020, the results of ESH REIT’s operations, comprehensive income and changes in equity for the three and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019. Interim results are not necessarily indicative of full year performance because of acquisitions, dispositions, financing or other capital transactions and the impact of accounting for variable rental payments under lease arrangements, as well as the impact of the COVID-19 pandemic.
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
The estimation and evaluation of future cash flows, in particular the holding period for real estate assets and asset composition and/or concentration within real estate portfolios, relies on judgments and assumptions regarding holding period, current and future operating performance and current and future market conditions. It is possible that such judgments and/or estimates will change; in particular, the effects of the COVID-19 pandemic could cause economic and market conditions to continue to deteriorate, and if this occurs, or if ESH REIT's expected holding period for real estate assets changes, ESH REIT may recognize impairment charges or losses on sale in future periods reflecting either changes in estimate, circumstance or the estimated market value of assets. No impairment charges were recognized during the three months ended September 30, 2020. During the nine months ended September 30, 2020, ESH REIT recognized an impairment charge of $0.7 million related to an undeveloped land parcel. Based on market conditions and ESH REIT's plans with respect to its hotel properties as of September 30, 2020, ESH REIT believes that the carrying amounts of its hotel properties are recoverable and no additional impairment charges were recorded during the three and nine months ended September 30, 2020; however, actual results are subject to a high degree of uncertainty due to the volatility of macroeconomic trends.
Intangible Assets and Goodwill—Intangible assets include licenses related to certain internal-use software. Licenses are amortized using the straight-line method over their estimated useful life, which is the remaining non-cancellable term of each respective contract. Goodwill represents the purchase price in excess of the fair value of net assets acquired in conjunction with the acquisition of ESH REIT's predecessor in 2010.
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
ESH REIT believes that the carrying amount of its intangible assets, including goodwill, are recoverable and there are no changes in circumstances that would more likely than not reduce the fair value of its reporting unit below its carrying amount; therefore, no impairment charges were recorded during the three and nine months ended September 30, 2020. However, if the effects of the COVID-19 pandemic cause economic and market conditions to continue to deteriorate, these events could result in impairment charges in the future. Actual results are subject to a high degree of uncertainty due to the volatility of macroeconomic trends.

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
Recently Issued Accounting Standards
Reference Rate Reform—In March 2020, the FASB issued an accounting standards update that provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR, subject to meeting certain criteria. ESH REIT adopted this update on March 12, 2020, and the update is effective through December 31, 2022, during which time ESH REIT may elect to apply the optional expedients and exceptions offered under the standard. ESH REIT's variable rate debt and interest rate swap are tied to rates that reference LIBOR (see Notes 7 and 8). As of September 30, 2020, ESH REIT had not applied any of these optional expedients or exceptions. The adoption of this update did not, and is not expected to, have a material effect on ESH REIT's condensed consolidated financial statements.
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

The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income	$17,527	$28,467	$34,110	$57,882
Less preferred dividends	(4)	(4)	(12)	(12)
Net income available to ESH Hospitality, Inc. common shareholders	$17,523	$28,463	$34,098	$57,870
Class A:
Net income available to ESH Hospitality, Inc. Class A common shareholders - basic	$10,253	$16,303	$19,946	$33,054
Amounts attributable to ESH Hospitality, Inc. Class B shareholders assuming conversion	(14)	(6)	(16)	(19)
Net income available to ESH Hospitality, Inc. Class A common shareholders - diluted	$10,239	$16,297	$19,930	$33,035
Class B:
Net income available to ESH Hospitality, Inc. Class B common shareholders - basic	$7,270	$12,160	$14,152	$24,816
Amounts attributable to ESH Hospitality, Inc. Class B shareholders assuming conversion	14	6	16	19
Net income available to ESH Hospitality, Inc. Class B common shareholders - diluted	$7,284	$12,166	$14,168	$24,835
Denominator:
Class A:
Weighted-average number of ESH Hospitality, Inc. Class A common shares outstanding - basic and diluted	250,494	250,494	250,494	250,494
Class B:
Weighted-average number of ESH Hospitality, Inc. Class B common shares outstanding - basic	177,629	186,844	177,723	188,063
Dilutive securities	569	171	348	254
Weighted-average number of ESH Hospitality, Inc. Class B common shares outstanding - diluted	178,198	187,015	178,071	188,317
Net income per ESH Hospitality, Inc. common share - Class A - basic	$0.04	$0.07	$0.08	$0.13
Net income per ESH Hospitality, Inc. common share - Class A - diluted	$0.04	$0.07	$0.08	$0.13
Net income per ESH Hospitality, Inc. common share - Class B - basic	$0.04	$0.07	$0.08	$0.13
Net income per ESH Hospitality, Inc. common share - Class B - diluted	$0.04	$0.07	$0.08	$0.13

4.    HOTEL ACQUISITIONS
No hotels were acquired during the three and nine months ended September 30, 2020. On November 12, 2019, ESH REIT acquired a 121-room operating hotel from Crestwood Suites of Lakeland, LLC for $10.0 million. Other than ordinary components of prorated net working capital, no liabilities were assumed in the purchase. The majority of the purchase price was allocated to building and improvements, with estimated useful lives ranging from 5 to 44 years.

5.    PROPERTY AND EQUIPMENT
Net investment in property and equipment as of September 30, 2020 and December 31, 2019, consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Hotel properties:
Land and site improvements (1)	$1,248,495	$1,230,598
Building and improvements	2,891,120	2,824,061
Furniture, fixtures and equipment (2)	785,750	751,417
Total hotel properties	4,925,365	4,806,076
Development in process (3)	63,082	70,864
Other	1,000	1,675
Total cost	4,989,447	4,878,615
Less accumulated depreciation:	(1,502,499)	(1,372,595)
Property and equipment — net	$3,486,948	$3,506,020
_________________________________
(1)Includes finance lease asset of $4.0 million and $3.2 million as of September 30, 2020 and December 31, 2019, respectively.
(2)Includes finance lease asset of $0.4 million and $0 as of September 30, 2020 and December 31, 2019, respectively.
(3)Includes finance lease asset of $0 and $0.8 million as of September 30, 2020 and December 31, 2019, respectively.
As of September 30, 2020 and December 31, 2019, development in process consisted of 10 and 15 land parcels, respectively, that were in various phases of construction and/or development. As of September 30, 2020, ESH REIT expects to delay commencement of construction of three of these locations as a result of current market uncertainty.
During the three and nine months ended September 30, 2020, and the year ended December 31, 2019, the following owned, newly constructed hotels were completed and leased to the Corporation:

Opening Date	Location	Number of Hotels	Number of Rooms
December 2019	Florida	1	124
December 2019	Arizona	1	136
March 2020	Florida	1	120
April 2020	South Carolina	1	120
June 2020	Georgia	1	124
June 2020	Texas	1	124
August 2020	Florida	1	124

During the three and nine months ended September 30, 2020, these hotels contributed rental revenues, total operating expenses and income before income tax expense as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Rental revenues	$1,939	$3,703
Total operating expenses	1,492	3,149
Income before income tax expense	447	554

No impairment charges were recognized during the three months ended September 30, 2020. During the nine months ended September 30, 2020, ESH REIT recognized an impairment charge of $0.7 million related to an undeveloped land parcel. ESH REIT used Level 2 observable inputs, including a non-binding bid to sell the undeveloped land parcel, and Level 3 unobservable inputs, including estimated transaction costs, to determine the impairment charge incurred during the nine months ended September 30, 2020. No impairment charges were recognized during the three and nine months ended September 30, 2019.
6.    INTANGIBLE ASSETS AND GOODWILL
ESH REIT's intangible assets and goodwill as of September 30, 2020 and December 31, 2019, consist of the following (dollars in thousands):

	September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—software licenses	$10,522	$(1,697)	$8,825
Goodwill	44,012	—	44,012
Total intangible assets and goodwill	$54,534	$(1,697)	$52,837

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—software licenses	$10,353	$(763)	$9,590
Goodwill	44,012	—	44,012
Total intangible assets and goodwill	$54,365	$(763)	$53,602

The remaining weighted-average amortization period for amortizing intangible assets is approximately 7 years as of September 30, 2020. Estimated future amortization expense for amortizing intangible assets is as follows (in thousands):

Years Ending December 31,
Remainder of 2020	$311
2021	1,246
2022	1,246
2023	1,246
2024	1,246
2025	1,246
Thereafter	2,284
Total	$8,825

7.    DEBT
Summary—ESH REIT’s outstanding debt, net of unamortized debt discount and unamortized deferred financing costs, as of September 30, 2020 and December 31, 2019, consists of the following (dollars in thousands):

	Stated Amount	Carrying Amount				Unamortized Deferred Financing Costs
Loan		September 30, 2020		December 31, 2019		September 30, 2020		December 31, 2019		Stated Interest Rate	Maturity Date
Term loan facility
ESH REIT Term Facility	$630,909	$622,855	(1)	$627,368	(1)	$8,020		$9,030		LIBOR (2) + 2.00%	9/18/2026	(3)
Senior notes
2025 Notes	1,300,000	1,293,973	(4)	1,292,986	(4)	12,938		15,055		5.25%	5/1/2025
2027 Notes	750,000	750,000		750,000		12,319		13,633		4.63%	10/1/2027
Revolving credit facility
ESH REIT Revolving Credit Facility	350,000	—		—		2,200	(5)	2,606	(5)	LIBOR (2) + 2.00%	9/18/2024
Unsecured intercompany facility
ESH REIT Intercompany Facility	75,000	—		—		—		—		5.00%	9/18/2026
Total		$2,666,828		$2,670,354		$35,477		$40,324
_________________________________
(1)The ESH REIT Term Facility (defined below) is presented net of an unamortized debt discount of $1.7 million and $2.0 million as of September 30, 2020 and December 31, 2019, respectively.
(2)As of September 30, 2020 and December 31, 2019, one-month LIBOR was 0.15% and 1.76%, respectively. As of September 30, 2020 and December 31, 2019, $100.0 million and $200.0 million, respectively, of the ESH REIT Term Facility was subject to an interest rate swap at a fixed rate of 1.175%.
(3)Amortizes in equal quarterly installments of $1.6 million. In addition to scheduled amortization, subject to certain exceptions, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required commencing with the year ending December 31, 2020. Annual mandatory prepayments for a given fiscal year are due during the first quarter of the following fiscal year.
(4)The 2025 Notes (defined below) are presented net of an unamortized discount of $6.0 million and $7.0 million as of September 30, 2020 and December 31, 2019, respectively.
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
ESH REIT Revolving Credit Facility—Borrowings under the ESH REIT Revolving Credit Facility bear interest at a rate equal to (i) LIBOR plus a spread that ranges from 1.50% to 2.00% based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined, or (ii) a base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50%, or (C) the one-month adjusted LIBOR rate plus 1.00%) plus a spread that ranges from 0.50% to 1.00% based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined. ESH REIT incurs a fee of 0.30% or 0.175% on the unutilized revolver balance based on the amount outstanding under the facility. ESH REIT is also required to pay customary letter of credit fees and agency fees. The ESH REIT Revolving Credit Facility provides for the issuance of up to $50.0 million of letters of credit. As of September 30, 2020, ESH REIT had no letters of credit outstanding and available borrowing capacity of $350.0 million under the facility.
In March 2020, ESH REIT borrowed the full available capacity of $350.0 million under the ESH REIT Revolving Credit Facility as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of uncertainty in business markets resulting from the COVID-19 pandemic. In August 2020, ESH REIT repaid the full outstanding balance under the ESH REIT Revolving Credit Facility. As of September 30, 2020, the outstanding balance under the facility was $0.
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
ESH REIT Intercompany Facility
In August 2016, ESH REIT, as borrower, and the Corporation, as lender, entered into an unsecured intercompany credit facility, as may be amended and supplemented from time to time (the “ESH REIT Intercompany Facility”). Under the ESH REIT Intercompany Facility, ESH REIT may borrow up to $300.0 million, plus additional amounts, in each case subject to certain conditions. Loans under the ESH REIT Intercompany Facility bear interest at an annual rate of 5.0%. ESH REIT has the option to prepay outstanding balances under the facility without penalty. As of September 30, 2020 and December 31, 2019, the amount outstanding under the facility was $0.
Covenants
The ESH REIT Credit Facilities, the 2027 Notes, the 2025 Notes, and the ESH REIT Intercompany Facility contain a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to engage in certain transactions. In addition, the ESH REIT Revolving Credit Facility contains a financial covenant that, subject to certain conditions, requires compliance with a certain senior loan-to-value ratio. The agreements governing ESH REIT’s indebtedness also contain certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and, in the case of the ESH REIT Credit Facilities and the ESH REIT Intercompany Facility, certain material operating leases and management agreements. As of September 30, 2020, ESH REIT was in compliance with all covenants under its debt agreements.
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

Interest Expense, net—The components of net interest expense during the three and nine months ended September 30, 2020 and 2019, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contractual interest, net (1)	$29,734	$28,584	$92,185	$85,781
Amortization of deferred financing costs and debt discount	2,022	1,987	6,068	5,925
Other costs (2)	227	7,058	546	7,773
Interest income	(154)	(747)	(1,345)	(2,396)
Total	$31,829	$36,882	$97,454	$97,083
______________________
(1)Net of capitalized interest of $0.7 million, $0.6 million, $2.3 million and $1.4 million, respectively.
(2)Includes interest expense on finance leases (see Note 11) and unused facility fees.
Fair Value of Debt—As of September 30, 2020 and December 31, 2019, the estimated fair value of ESH REIT’s debt was $2.6 billion and $2.7 billion, respectively. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available, to the stated interest rates and spreads on ESH REIT’s debt. As of December 31, 2019, the estimated fair value of the ESH REIT Revolving Credit Facility was equal to its carrying value due to its short-term nature and frequent settlement.
8.    DERIVATIVE INSTRUMENTS
ESH REIT is a counterparty to a floating-to-fixed interest rate swap at a fixed rate of 1.175% and a floating rate of one-month LIBOR to manage its exposure to interest rate risk on a portion of the ESH REIT Term Facility. The notional amount of the interest rate swap as of September 30, 2020 was $100.0 million. The notional amount decreases by an additional $50.0 million every six months until the swap’s maturity in September 2021.
For the three and nine months ended September 30, 2020, ESH REIT paid interest of $0.4 million and for the three and nine months ended September 30, 2019, ESH REIT received proceeds of $0.7 million and $2.5 million, respectively, that offset interest expense. As of September 30, 2020, $0.8 million of interest expense is expected to be recognized over the following twelve months.
The table below presents the amounts and classification of the interest rate swap on ESH REIT’s condensed consolidated financial statements (in thousands):

	(Accrued liabilities) other assets	Accumulated other comprehensive (loss) income, net of tax		Interest expense (income), net
As of September 30, 2020	$(781)	$(782)	(1)
As of December 31, 2019	$831	$830	(2)
For the three months ended September 30, 2020				$387
For the three months ended September 30, 2019				$(704)
For the nine months ended September 30, 2020				$380
For the nine months ended September 30, 2019				$(2,501)
_______________________________
(1)Changes during the nine months ended September 30, 2020, on a pre-tax basis, consisted of changes in fair value of $1.6 million.
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
ESH REIT recorded a provision for state income taxes of less than $0.1 million, an effective tax rate of 0.1%, for each of the three and nine months ended September 30, 2020. ESH REIT recorded a provision for state income taxes of $0.1 million, an effective tax rate of 0.3% and 0.2%, respectively, for the three and nine months ended September 30, 2019. ESH REIT's tax rate differs from the federal statutory rate of 21% due to its status as a REIT under the provisions of the Code.
ESH REIT’s income tax returns for the years 2016 to present are subject to examination by the Internal Revenue Service and other taxing authorities. As of September 30, 2020, a subsidiary of ESH REIT was under examination by the Canadian Revenue Agency for the tax years 2014 through 2017. As the examination is still in process, the timing of the resolution and any payments that may be required cannot be determined at this time. ESH REIT believes that, to the extent a liability may exist, it is appropriately reserved as of September 30, 2020.
10.    RELATED PARTY TRANSACTIONS
Revenues and Expenses
Leases and Rental Revenues—All revenues are generated as a result of, and earned from, three operating leases with related parties. The counterparty to each lease agreement is a subsidiary of the Corporation. Fixed and variable rental revenues for the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed rental revenues	$120,237	$118,005	$358,913	$354,016
Variable rental revenues(1)	6,232	21,450	6,232	21,546
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

Years Ending December 31,
Remainder of 2020	$117,639
2021	483,733
2022	495,886
2023	423,361
Total	$1,520,619
Overhead Expenses—The Corporation incurs costs under a services agreement between the Corporation and ESH REIT for certain overhead services performed on each entities’ behalf. The services relate to executive management, accounting, financial analysis, training and technology. For the three and nine months ended September 30, 2020, ESH REIT incurred $2.6 million and $7.9 million, respectively, and for the three and nine months ended September 30, 2019, ESH REIT incurred $2.5 million and $7.3 million, respectively, included in general and administrative expenses in the accompanying condensed consolidated statements of operations, related to these services. Expenses incurred under this services agreement also include expenses related to certain employees that participate in the Corporation’s long-term incentive plan. Such charges were $0.3 million and $0.8 million for the three and nine months ended September 30, 2020, respectively, and $0.2 million and $0.8 million for the three and nine months ended September 30, 2019, respectively.

Capital Transactions
Corporation Intercompany Facility—In July 2020, the Corporation, as borrower, and ESH REIT, as lender, entered into an unsecured credit facility (the "Corporation Intercompany Facility"). Under the Corporation Intercompany Facility, the Corporation may borrow up to $150.0 million. Loans under the facility bear interest at an annual rate of 4.5%. In addition to paying interest on outstanding principal, the Corporation is required to pay a commitment fee to ESH REIT of 0.25% on the unutilized facility balance. There is no scheduled amortization under the facility and the facility matures on July 2, 2025. Obligations under the Corporation Intercompany Facility and guarantees thereof are unsecured and fully subordinated to the obligations of the Corporation under its revolving credit facility. The Corporation has the option to prepay outstanding balances under the facility without penalty. As of September 30, 2020, the outstanding balance under the facility was $0.
ESH REIT Intercompany Facility—As of September 30, 2020 and December 31, 2019, there were no outstanding balances owed by ESH REIT to the Corporation under the ESH REIT Intercompany Facility, and ESH REIT incurred no interest expense during the three and nine months ended September 30, 2020 and 2019 related to the ESH REIT Intercompany Facility. ESH REIT is able to borrow under the ESH REIT Intercompany Facility up to $300.0 million, plus additional amounts, in each case subject to certain conditions (see Note 7).
Distributions—During the three and nine months ended September 30, 2020, ESH REIT paid distributions of $2.5 million and $40.1 million, respectively, and during the three and nine months ended September 30, 2019, ESH REIT paid distributions of $37.6 million and $110.2 million, respectively, to the Corporation in respect of the Class A common stock of ESH REIT.

Issuance of Common Stock—During each of the three months ended September 30, 2020 and 2019, ESH REIT was compensated $0.2 million for the issuance of 0.1 million shares of Class B common stock, each of which was attached to a share of Corporation common stock to form a Paired Share, used to settle vested restricted stock units (“RSUs”). During each of the three months ended March 31, 2020 and 2019, ESH REIT was compensated $0.7 million and $1.2 million, respectively, for the issuance of 0.2 million shares of Class B common stock, each of which was attached to a share of Corporation common stock to form a Paired Share, used to settle vested RSUs.
As of September 30, 2020, the Corporation has granted a total of 1.1 million RSUs, whereby as a counterparty to these outstanding RSUs, ESH REIT is expected to issue and be compensated in cash for 1.1 million shares of Class B common stock of ESH REIT in future periods, assuming market-based awards vest at 100% and no forfeitures.
Related Party Balances
Related party transaction balances as of September 30, 2020 and December 31, 2019, include the following (in thousands):

	September 30, 2020	December 31, 2019
Leases:
Rents receivable(1)	$10,328	$1,572
Deferred rents receivable(2)	$36,673	$28,917
Unearned rental revenues(1)	$(95,943)	$(38,770)

Working capital and other:
Ordinary working capital(3)	$(7,157)	$(12,160)
Equity awards receivable(4)	205	322
Total working capital and other, net(5)	$(6,952)	$(11,838)
______________________
(1)Rents receivable relate to percentage rents. As of September 30, 2020, unearned rental revenues related to October 2020 fixed minimum rent of $39.1 million and percentage rent of $56.8 million. As of December 31, 2019, unearned rental revenues related to January 2020 fixed minimum rent.
(2)Revenues recognized in excess of cash rents received.
(3)Represents disbursements and/or receipts made by the Corporation or ESH REIT on the other entity’s behalf. Includes overhead costs incurred by the Corporation on ESH REIT’s behalf.
(4)Represents amounts related to RSUs not yet settled or issued.
(5)Outstanding balances are typically repaid within 30 days.

11.    COMMITMENTS AND CONTINGENCIES
Lease Commitments—ESH REIT is a tenant under long-term ground leases at five of its hotel properties. Three of these leases are operating leases and two are finance leases. The ground lease agreements terminate at various dates between 2023 and 2096 and several of the agreements include multiple renewal options for generally five or ten year periods. As ESH REIT is reasonably certain that it will exercise the options to extend its ground leases, fixed payments associated with the extensions are included in the measurement of related right-of-use assets and lease liabilities. Additionally, as of September 30, 2020, ESH REIT leased certain technology equipment located at its hotel sites under finance leases.
Operating lease costs related to ground leases are included in hotel operating expenses in the condensed consolidated statements of operations. Finance lease interest costs are included in interest expense, net in the condensed consolidated statements of operations (see Note 7) or, when pertaining to assets under development, are capitalized and included in property and equipment, net on the condensed consolidated balance sheets (see Note 5). No amortization costs were incurred during the three and nine months ended September 30, 2020 and 2019 for finance leases pertaining to land or land in development. ESH REIT has no variable lease costs or short-term leases.
For the three and nine months ended September 30, 2020 and 2019, components of ESH REIT’s total lease costs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease costs	$326	$351	$979	$1,004
Finance lease costs	77	61	223	183
Total lease costs	$403	$412	$1,202	$1,187

ESH REIT’s right-of-use assets and lease liabilities are as follows (in thousands):

	September 30, 2020	December 31, 2019
Right-of-use assets:
Operating(1)	$1,564	$2,084
Finance(2)	4,370	3,979

Lease liabilities:
Operating(3)	9,082	9,207
Finance	3,704	3,379
_________________________________
(1)Included in other assets on the accompanying condensed consolidated balance sheets.
(2)Included in property and equipment, net on the accompanying condensed consolidated balance sheets.
(3)Included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.

Maturities of lease liabilities as of September 30, 2020, are as follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
Remainder of 2020	$196	$97
2021	784	850
2022	807	397
2023	552	400
2024	503	402
2025	503	428
Thereafter	77,091	2,671
Total	$80,436	$5,245

Total discounted lease liability	$9,082	$3,704
Difference between undiscounted cash flows and discounted cash flows	$71,354	$1,541

Weighted-average remaining lease term	59 years	11 years
Weighted-average discount rate	6.6%	6.7%
ESH REIT’s leases do not contain residual value guarantees and do not contain restrictions with respect to incurring additional financial obligations or paying dividends. As of September 30, 2020, ESH REIT does not have any leases that have not yet commenced.
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
•System-wide hotels means all hotels that are operated under the Extended Stay America brand and that are owned, franchised and/or managed by the Company. As of September 30, 2020, there were 638 system-wide hotels.
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
Overview
We are the largest integrated owner/operator of company-branded hotels in North America. Our business operates in the extended-stay segment of the lodging industry, and we have the following reportable operating segments:
•Owned Hotels—Earnings are derived from the operation of Company-owned hotel properties and include room and other hotel revenues, which accounted for 98.1% of total revenues for the nine months ended September 30, 2020.
•Franchise and management—Earnings are derived from fees under various franchise and management agreements with third parties, which accounted for 1.9% of total revenues for the nine months ended September 30, 2020. These contracts provide us the ability to earn compensation for licensing the Extended Stay America brand name, providing access to shared system-wide platforms and/or management services.
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
As of September 30, 2020, we owned and operated 562 hotel properties in 40 U.S. states, consisting of approximately 62,500 rooms, and franchised or managed 76 hotel properties for third parties, consisting of approximately 7,800 rooms. All 638 system-wide hotels operate under the Extended Stay America brand, which serves the mid-price extended stay segment and accounts for approximately 41% of the segment by number of rooms in the United States ("U.S.").
RevPAR for owned hotels was $47.60 and $43.95 for the three and nine months ended September 30, 2020, respectively, and $56.66 and $53.53 for the three and nine months ended September 30, 2019, respectively. RevPAR for comparable system-wide hotels, which includes hotels owned, franchised or managed for the full three and nine months ended September 30, 2020 and 2019, respectively, was $46.75 and $43.06 for the three and nine months ended September 30, 2020, respectively, and $54.78 and $51.81 for the three and nine months ended September 30, 2019, respectively.
During the trailing twelve months ended September 30, 2020, 31.1%, 21.1% and 47.8% of our owned hotel room revenues were derived from guests with stays from 1-6 nights, from 7-29 nights and for 30 or more nights, respectively. For the trailing twelve months ended September 30, 2020, 25.3% of our owned hotel room revenues were derived from property-direct reservations, 30.5% were derived from our central call center, 20.8% were derived from our own proprietary website, 21.4% were derived from third party intermediaries and 2.0% were derived from travel agencies using global distribution systems.
During the trailing twelve months ended September 30, 2020, 53.3% of our franchise and management fees and related revenues were derived from franchising activities and 46.7% were derived from management activities. Franchisees typically pay an initial application fee, along with monthly royalty and system service fees for the licensing of our brand and the use of our shared system-wide platforms, such as marketing, technology infrastructure, central reservations, national sales and revenue management systems. The standard term for our franchise agreements is generally 20 years.
We seek to drive our competitive advantage by targeting our product and service offering to an underserved customer base within the lodging industry and the extended stay segment, and by driving economies of scale through our national distribution system and concentration of hotels in certain markets. As the only major hotel company focused solely on the extended stay segment, we focus on operational excellence in our core business, which consists of a focus on property operations and the delivery of a consistent, quality guest experience. Operational excellence also includes a focus on our efficient, scalable marketing and sales platforms to achieve the most effective use of commercial distribution channels identified as successful in driving targeted guests into our hotels. In addition to owning and operating hotels, we have increased, and intend to continue to increase, our fee-based income stream, which we receive when we franchise our brand to third parties and, in certain instances, manage hotels on behalf of our franchisees. Additionally, we seek to maximize the value and increase the overall quality of our real estate portfolio by selling non-strategic hotels over time and in certain instances franchise our brand to those buyers.

Our current and future plans include the following:
•investing capital in our hotels on an ongoing basis and through future cyclical hotel renovations where justified by anticipated returns on investment;
•completing construction of seven to 10 newly built Extended Stay America hotels we expect to own and operate;
•extracting value from our real estate portfolio through the sale of select hotels;
•franchising the Extended Stay America brand to newly constructed hotels built and owned by third parties;
•converting existing hotels to the Extended Stay America brand, either as franchises or owned hotels;
•repurposing and/or rebuilding certain of our hotel properties; and
•exploring acquisitions of additional hotel properties and/or companies.
Recent Updates
COVID-19 Pandemic
During the three and nine months ended September 30, 2020, primarily as a result of the COVID-19 pandemic, the Company experienced material adverse declines in RevPAR, net income, Adjusted EBITDA and cash flow from operations. For the three months ended September 30, 2020, the Company’s RevPAR and Adjusted EBITDA declined 16.0% and 27.9%, respectively, compared with the three months ended September 30, 2019. For the nine months ended September 30, 2020, the Company's RevPAR and Adjusted EBITDA declined 17.9% and 33.2%, respectively, compared with the nine months ended September 30, 2019.
We expect a decline in total revenues and income from operations for the year ended December 31, 2020, compared with the year ended December 31, 2019, in addition to declines in RevPAR and Adjusted EBITDA. Similarly, it is likely that ESH REIT will experience a material decline in rental revenues and income from operations for the year ended December 31, 2020, compared with the year ended December 31, 2019. Our fiscal year 2020 results are not complete and performance for the remainder of the fourth quarter is subject to risks and uncertainties, in particular the ongoing impact of the COVID-19 pandemic, which could cause actual fourth quarter results to deviate from current trends or estimates. In such event, the Company does not expect to, and undertakes no obligation to, announce changes in its expectations or estimates prior to the announcement of actual fourth quarter results. See "Part I. Item 1A. Risk Factors" in the 2019 Form 10-K, as well as "Item 1A. Risk Factors" below.
As a result of the pandemic and its impact on our business, we have focused on attracting guests staying for one week or longer, which has proven more resilient to-date than the broader lodging industry. Additionally, we have implemented certain reductions to expenses in order to reduce costs, conserve financial and employee resources, and maintain liquidity. While the evolution and resulting impact of this pandemic is highly uncertain, we believe our business model has been resilient in absorbing the impact of the COVID-19 pandemic compared to the broader lodging industry. See "Item 1A. Risk Factors."
Hotel Acquisitions and New Hotel Openings
The table below summarizes hotel acquisitions and owned, newly constructed hotel openings during the nine months ended September 30, 2020 and the year ended December 31, 2019. All hotels were converted or opened under the Extended Stay America brand.

Date	Location	Number of Hotels	Number of Rooms	Acquisition / New-Build
November 2019	Florida	1	121	Acquisition
December 2019	Florida	1	124	New-Build
December 2019	Arizona	1	136	New-Build
March 2020	Florida	1	120	New-Build
April 2020	South Carolina	1	120	New-Build
June 2020	Georgia	1	124	New-Build
June 2020	Texas	1	124	New-Build
August 2020	Florida	1	124	New-Build
Hotel Pipeline
As of September 30, 2020, the Company had a pipeline of 65 hotels, which consisted of the following:

Company-Owned Pipeline & Recently Opened Hotels as of September 30, 2020
Under Option		Pre-Development		Under Construction		Total Pipeline		Opened YTD
# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms
—	—	4	504	6	764	10	1,268	5	612

Third-Party Pipeline & Recently Opened Hotels as of September 30, 2020
Commitments		Applications		Executed		Total Pipeline		Opened YTD
# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms
28	3,472	—	—	27	3,184	55	6,656	3	280

Definitions
Under Option	Locations with a signed purchase and sale agreement
Pre-Development	Land purchased, permitting and/or site work
Under Construction	Hotel is under construction
Commitments	Signed commitment to build or convert a certain number of hotels by a third party, generally associated with a prior portfolio sale
Applications	Third party filed franchise application with deposit
Executed	Franchise and development application approved, geography identified and deposits paid, various stages of pre-development and/or construction
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

Understanding Our Results of Operations—The Company
The following table presents the components of the Company’s revenues as a percentage of our total revenues for the nine months ended September 30, 2020:

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
1.5%
The following table presents the components of the Company’s operating expenses as a percentage of our total operating expenses for the nine months ended September 30, 2020:

Percentage of 2020 Year to Date Total Operating Expenses
• Hotel operating expenses. Hotel operating expenses relate to owned hotels and have both fixed and variable components. Operating expenses that are relatively fixed include personnel expense, real estate tax expense and property insurance premiums. Occupancy is a key driver of expenses that have a high degree of variability, such as housekeeping services and amenity costs. Other variable expenses include marketing costs, reservation costs, property insurance claims and repairs and maintenance expense.	64.3%
• General and administrative expenses. General and administrative expenses include expenses associated with corporate overhead. Costs consist primarily of compensation expense of our corporate staff, including equity-based compensation and severance costs, and professional fees, including audit, tax and consulting fees, legal fees and legal settlement costs.	10.6%
• Depreciation and amortization. Depreciation and amortization relates primarily to the acquisition and usage of hotels and other property and equipment, including capital expenditures incurred with respect to renovations and other capital expenditures.	23.1%
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
1.8%

Understanding Our Results of Operations—ESH REIT
Revenues. ESH REIT's sole source of revenues is lease rental revenues. ESH REIT’s rental revenues are generated from leasing its hotel properties to subsidiaries of the Corporation. Rental revenues consist of fixed minimum rental payments recognized on a straight-line basis over the lease terms plus variable rental payments based on specified percentages of annual hotel revenues over designated thresholds.
Expenses. The following table presents the components of ESH REIT’s operating expenses as a percentage of ESH REIT’s total operating expenses for the nine months ended September 30, 2020:

Percentage of 2020 Year to Date Total Operating Expenses
• Hotel operating expenses. ESH REIT’s hotel operating expenses include expenses directly related to hotel ownership, such as real estate tax expense, property insurance premiums and loss on disposal of certain capital assets.	30.0%
• General and administrative expenses. General and administrative expenses include overhead expenses incurred directly by ESH REIT and certain administrative service costs reimbursed to the Corporation.	5.0%
• Depreciation and amortization. Depreciation and amortization relate primarily to the acquisition and usage of hotels and other property and equipment, including capital expenditures incurred with respect to renovations and other capital expenditures.	64.7%
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

Results of Operations—The Company
As of September 30, 2020, the Company owned and operated 562 hotels, consisting of approximately 62,500 rooms, and franchised or managed 76 hotels for third parties, consisting of approximately 7,800 rooms. As of September 30, 2019, the Company owned and operated 554 hotels, consisting of approximately 61,500 rooms, and franchised or managed 72 hotels for third parties, consisting of approximately 7,400 rooms.
Comparison of Three Months Ended September 30, 2020 and September 30, 2019
The following table presents the Company's consolidated results of operations for the three months ended September 30, 2020 and 2019, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended September 30,
	2020	2019	Change ($)	Change (%)
Revenues:
Room revenues	$273,056	$320,669	$(47,613)	(14.8)%
Other hotel revenues	7,552	6,475	1,077	16.6%
Franchise and management fees	1,443	1,351	92	6.8%
	282,051	328,495	(46,444)	(14.1)%
Other revenues from franchised and managed properties	3,837	4,200	(363)	(8.6)%
Total revenues	285,888	332,695	(46,807)	(14.1)%
Operating Expenses:
Hotel operating expenses	149,156	152,913	(3,757)	(2.5)%
General and administrative expenses	23,193	22,292	901	4.0%
Depreciation and amortization	52,286	49,748	2,538	5.1%
Impairment of long-lived assets	420	2,679	(2,259)	(84.3)%
	225,055	227,632	(2,577)	(1.1)%
Other expenses from franchised and managed properties	4,353	4,699	(346)	(7.4)%
Total operating expenses	229,408	232,331	(2,923)	(1.3)%
Other income	1	3	(2)	(66.7)%
Income from operations	56,481	100,367	(43,886)	(43.7)%
Other non-operating (income) expense	(155)	101	(256)	(253.5)%
Interest expense, net	32,276	36,535	(4,259)	(11.7)%
Income before income tax (benefit) expense	24,360	63,731	(39,371)	(61.8)%
Income tax (benefit) expense	(7,132)	10,501	(17,633)	(167.9)%
Net income	31,492	53,230	(21,738)	(40.8)%
Net income attributable to noncontrolling interests(1)	(7,272)	(12,159)	4,887	(40.2)%
Net income attributable to Extended Stay America, Inc. common shareholders	$24,220	$41,071	$(16,851)	(41.0)%
________________________
(1)Noncontrolling interests in Extended Stay America, Inc. include 41% and 42% of ESH REIT’s common equity as of September 30, 2020 and 2019, respectively, and 125 shares of ESH REIT preferred stock.

The following table presents key operating metrics, including occupancy, ADR, RevPAR and hotel inventory for the Company's owned hotels for the three months ended September 30, 2020 and 2019, respectively:

	Three Months Ended September 30,
	2020	2019	Change
Number of hotels (as of September 30)	562	554	8
Number of rooms (as of September 30)	62,545	61,552	993
Occupancy	79.2%	80.8%	(160) bps
ADR	$60.09	$70.10	(14.3)%
RevPAR	$47.60	$56.66	(16.0)%
Room revenues. Room revenues decreased by $47.6 million, or 14.8%, to $273.1 million for the three months ended September 30, 2020, compared to $320.7 million for the three months ended September 30, 2019, due to a 16.0% decrease in RevPAR as a result of a 14.3% decrease in ADR and a 160 basis point decrease in occupancy due to material business disruption as a result of the COVID-19 pandemic. We anticipate that continued disruption resulting from the COVID-19 pandemic, as well as potential changes in customer behavior, will result in a material adverse decrease in room revenues for the year ending December 31, 2020, compared with the year ended December 31, 2019. The length and severity of such impact is highly uncertain.
Other hotel revenues. Other hotel revenues increased by $1.1 million, or 16.6%, to $7.6 million for the three months ended September 30, 2020, compared to $6.5 million for the three months ended September 30, 2019, due to reimbursements received from certain third-party intermediaries of $0.4 million and increases in laundry revenue, internet access revenue and pet revenue that totaled $0.6 million.
Franchise and management fees. Franchise and management fees remained consistent at $1.4 million for each of the three months ended September 30, 2020 and 2019. We expect franchise and management fees to increase over time if additional franchised hotels open in the future.
Other revenues from franchised and managed properties. Other revenues from franchised and managed properties decreased by $0.4 million, or 8.6%, to $3.8 million for the three months ended September 30, 2020, compared to $4.2 million for the three months ended September 30, 2019, due to a decrease in direct reimbursable costs resulting from the termination of two management agreements in the third quarter of 2019.
Hotel operating expenses. Hotel operating expenses decreased by $3.8 million, or 2.5%, to $149.2 million for the three months ended September 30, 2020, compared to $152.9 million for the three months ended September 30, 2019. The decrease in hotel operating expenses was primarily due to declines in certain variable costs, including reservation costs of $4.4 million related to a decrease in commissionable bookings through third-party intermediaries, $2.3 million in costs related to the temporary suspension of our grab-and-go breakfast, credit card fees of $2.1 million and marketing costs of $0.8 million. These decreases were partially offset by increases in allowance for uncollectible guest balances of $3.6 million, property insurance of $0.8 million, personal protective equipment and other safety related costs of $0.6 million, utility costs of $0.5 million and repair and maintenance costs of $0.5 million. We currently anticipate that certain variable costs, such as those noted above, will decrease for the year ending December 31, 2020, compared to the year ended December 31, 2019, partially due to an increase in the average length of guest stays and a continued shift toward less expensive reservation channels. We expect other variable costs, such as costs incurred for personal protective equipment and related safety measures taken in response to the COVID-19 pandemic, as well as certain fixed operating expenses, such as property insurance, to increase. The potential impact of changes in hotel operating expenses related to the COVID-19 pandemic is highly uncertain.
General and administrative expenses. General and administrative expenses increased by $0.9 million, or 4.0%, to $23.2 million for the three months ended September 30, 2020, compared to $22.3 million for the three months ended September 30, 2019, primarily due to employee separation costs. Excluding severance costs, we expect general and administrative expenses to remain relatively flat for the year ending December 31, 2020, compared to the year ended December 31, 2019.
Depreciation and amortization. Depreciation and amortization increased by $2.5 million, or 5.1%, to $52.3 million for the three months ended September 30, 2020, compared to $49.7 million for the three months ended September 30, 2019, due to a hotel acquisition and new hotel openings that occurred during the fourth quarter of 2019 and the nine months ended September 30, 2020.

Impairment of long-lived assets. During the three months ended September 30, 2020, we recognized an impairment charge of $0.4 million related to one hotel located in Illinois. During the three months ended September 30, 2019, we recognized an impairment charge of $2.7 million related to one hotel located in New York. These charges were the result of a decline in the respective hotel's estimated future operating cash flows.
Other expenses from franchised and managed properties. Other expenses from franchised and managed properties decreased by $0.3 million, or 7.4%, to $4.4 million for the three months ended September 30, 2020, compared to $4.7 million for the three months ended September 30, 2019, due to a decrease in direct costs resulting from the termination of two management agreements in the third quarter of 2019. We generally expect the cost to provide certain shared system-wide platforms to franchisees to be recovered through system service fees, which are included in other revenues from franchised and managed properties.
Other non-operating income. During the three months ended September 30, 2020 and 2019, we recognized a foreign currency transaction gain of $0.2 million and loss of $0.1 million, respectively, related to a residual Canadian dollar-denominated deposit as a result of the prior sale of Canadian hotels.
Interest expense, net. During the three months ended September 30, 2019, the Company incurred debt extinguishment and modification costs of $6.7 million, consisting of the write-off of unamortized deferred financing costs and debt discount of $5.6 million and other costs of $1.1 million, which related to the $500.0 million repayment of outstanding borrowings under the ESH REIT Term Facility and the modification of the ESH REIT Credit Facilities. Excluding debt extinguishment and modification costs, net interest expense increased by $2.5 million, or 8.2%, to $32.3 million for the three months ended September 30, 2020, compared to $29.8 million for the three months ended September 30, 2019. In March 2020, the Company borrowed $399.8 million under revolving credit facilities and in September 2019, ESH REIT issued $750.0 million of its 2027 Notes and repaid $500.0 million of the ESH REIT Term Facility. The Company’s weighted-average interest rate decreased to 4.4% as of September 30, 2020 compared to 4.7% as of September 30, 2019, due to a decline in LIBOR. The Company's total debt outstanding as of September 30, 2020 and 2019 was $2.7 billion and $2.6 billion, net of unamortized deferred financing costs and debt discounts, respectively. Interest expense, net is expected to increase for the year ending December 31, 2020, due to the increase in total debt outstanding.
Income tax (benefit) expense. We recorded a benefit for federal, state, and foreign income taxes of $7.1 million, an effective tax rate of (29.3)%, for the three months ended September 30, 2020, compared to a provision of $10.5 million, an effective tax rate of 16.5%, for the three months ended September 30, 2019. The Company’s effective rate differs from the federal statutory rate of 21% primarily due to ESH REIT’s status as a REIT under the provisions of the Internal Revenue Code and, for the three months ended September 30, 2020, the passage of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which provides the Company the ability to carry back and utilize the Corporation's projected federal tax losses to higher tax rate years.

Comparison of Nine Months Ended September 30, 2020 and September 30, 2019
The following table presents the Company's consolidated results of operations for the nine months ended September 30, 2020 and 2019, including the amount and percentage change in these results between the periods (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change ($)	Change (%)
Revenues:
Room revenues	$747,371	$899,329	$(151,958)	(16.9)%
Other hotel revenues	20,640	17,848	2,792	15.6%
Franchise and management fees	3,940	4,023	(83)	(2.1)%
	771,951	921,200	(149,249)	(16.2)%
Other revenues from franchised and managed properties	11,072	12,821	(1,749)	(13.6)%
Total revenues	783,023	934,021	(150,998)	(16.2)%
Operating Expenses:
Hotel operating expenses	427,886	437,111	(9,225)	(2.1)%
General and administrative expenses	70,234	67,606	2,628	3.9%
Depreciation and amortization	153,848	147,543	6,305	4.3%
Impairment of long-lived assets	1,095	2,679	(1,584)	(59.1)%
	653,063	654,939	(1,876)	(0.3)%
Other expenses from franchised and managed properties	12,643	14,342	(1,699)	(11.8)%
Total operating expenses	665,706	669,281	(3,575)	(0.5)%
Other income	4	31	(27)	(87.1)%
Income from operations	117,321	264,771	(147,450)	(55.7)%
Other non-operating expense (income)	246	(248)	494	(199.2)%
Interest expense, net	98,582	95,905	2,677	2.8%
Income before income tax (benefit) expense	18,493	169,114	(150,621)	(89.1)%
Income tax (benefit) expense	(12,074)	27,822	(39,896)	(143.4)%
Net income	30,567	141,292	(110,725)	(78.4)%
Net income attributable to noncontrolling interests(1)	(14,156)	(24,790)	10,634	(42.9)%
Net income attributable to Extended Stay America, Inc. common shareholders	$16,411	$116,502	$(100,091)	(85.9)%
________________________
(1)Noncontrolling interests in Extended Stay America, Inc. include 41% and 42% of ESH REIT’s common equity as of September 30, 2020 and 2019, respectively, and 125 shares of ESH REIT preferred stock.
The following table presents key operating metrics, including occupancy, ADR, RevPAR and hotel inventory for the Company's owned hotels for the nine months ended September 30, 2020 and 2019, respectively:

	Nine Months Ended September 30,
	2020	2019	Change
Number of hotels (as of September 30)	562	554	8
Number of rooms (as of September 30)	62,545	61,552	993
Occupancy	73.2%	77.4%	(420) bps
ADR	$60.08	$69.15	(13.1)%
RevPAR	$43.95	$53.53	(17.9)%
Room revenues. Room revenues decreased by $152.0 million, or 16.9%, to $747.4 million for the nine months ended September 30, 2020, compared to $899.3 million for the nine months ended September 30, 2019, due to a 17.9% decrease in RevPAR as a result of a 13.1% decrease in ADR and a 420 basis point decline in occupancy due to material business disruption as a result of the COVID-19 pandemic. We anticipate that continued disruption resulting from the COVID-19 pandemic, as well as potential changes in customer behavior, will result in a material adverse decrease in room revenues for the year ending

December 31, 2020, compared with the year ended December 31, 2019. The length and severity of such impact is highly uncertain.
Other hotel revenues. Other hotel revenues increased by $2.8 million, or 15.6%, to $20.6 million for the nine months ended September 30, 2020, compared to $17.8 million for the nine months ended September 30, 2019, due to system and process improvements that improved billing efficiency as well as reimbursements received from certain third-party intermediaries of $2.0 million and increases in laundry revenue and internet access revenue that totaled $0.8 million.
Franchise and management fees. Franchise and management fees decreased by $0.1 million, or 2.1%, to $3.9 million for the nine months ended September 30, 2020, compared to $4.0 million for the nine months ended September 30, 2019. We expect franchise and management fees to increase over time if additional franchised hotels open in the future.
Other revenues from franchised and managed properties. Other revenues from franchised and managed properties decreased by $1.7 million, or 13.6%, to $11.1 million for the nine months ended September 30, 2020, compared to $12.8 million for the nine months ended September 30, 2019, due to a decrease in direct reimbursable costs resulting from the termination of two management agreements in the third quarter of 2019.
Hotel operating expenses. Hotel operating expenses decreased by $9.2 million, or 2.1%, to $427.9 million for the nine months ended September 30, 2020, compared to $437.1 million for the nine months ended September 30, 2019. The decrease in hotel operating expenses was primarily due to declines in certain variable costs, including reservation costs of $11.6 million, credit card fees of $5.8 million, $4.5 million in costs related to the temporary suspension of our grab-and-go breakfast and marketing costs of $3.3 million. These decreases were partially offset by increases in allowance for uncollectible guest balances of $6.2 million, property insurance of $2.4 million, personal protective equipment and related safety costs of $1.8 million, hotel-level payroll expense of $1.5 million, repairs and maintenance costs of $1.5 million, loss on disposal of assets of $1.3 million and real estate tax expense of $1.2 million. We currently anticipate that certain variable costs, such as those noted above, will decrease for the year ending December 31, 2020, compared to the year ended December 31, 2019, partially due to an increase in the average length of guest stays and a continued shift to less expensive reservation channels. We expect other variable costs, such as costs incurred for personal protective equipment and related safety measures taken in response to the COVID-19 pandemic, as well as certain fixed operating expenses, such as property insurance, to increase. The potential impact of changes in hotel operating expenses related to the COVID-19 pandemic is highly uncertain.
General and administrative expenses. General and administrative expenses increased by $2.6 million, or 3.9%, to $70.2 million for the nine months ended September 30, 2020, compared to $67.6 million for the nine months ended September 30, 2019, due to employee separation costs, partially offset by declines in travel expenses. Excluding severance costs, we expect general and administrative expenses to remain relatively flat for the year ending December 31, 2020, compared to the year ended December 31, 2019.
Depreciation and amortization. Depreciation and amortization increased by $6.3 million, or 4.3%, to $153.8 million for the nine months ended September 30, 2020, compared to $147.5 million for the nine months ended September 30, 2019, due to a hotel acquisition and new hotel openings that occurred during the fourth quarter of 2019 and the nine months ended September 30, 2020.
Impairment of long-lived assets. During the nine months ended September 30, 2020, we recognized impairment charges of $1.1 million related to an undeveloped land parcel and one hotel located in Illinois. During the nine months ended September 30, 2019, the Company recognized an impairment charge of $2.7 million related to one hotel location in New York. The hotel-related impairment charges were incurred as a result of a decline in the respective hotel's estimated future operating cash flows.
Other expenses from franchised and managed properties. Other expenses from franchised and managed properties decreased by $1.7 million, or 11.8%, to $12.6 million for the nine months ended September 30, 2020, compared to $14.3 million for the nine months ended September 30, 2019, due to a decrease in direct costs resulting from the termination of two management agreements in the third quarter of 2019. We generally expect the cost to provide certain shared system-wide platforms to franchisees to be recovered through system service fees, which are included in other revenues from franchised and managed properties.
Other non-operating expense (income). During the nine months ended September 30, 2020 and 2019, we recognized a foreign currency transaction loss of $0.2 million and gain of $0.2 million, respectively, related to a residual Canadian dollar-denominated deposit as a result of the prior sale of Canadian hotels.

Interest expense, net. During the nine months ended September 30, 2019, the Company incurred debt extinguishment and modification costs of $6.7 million, consisting of the write-off of unamortized deferred financing costs and debt discount of $5.6 million and other costs of $1.1 million, which related to the $500.0 million repayment of outstanding borrowings under the ESH REIT Term Facility and the modification of the ESH REIT Credit Facilities. Excluding debt extinguishment and modification costs, net interest expense increased by $9.4 million, or 10.5%, to $98.6 million for the nine months ended September 30, 2020, compared to $89.2 million for the nine months ended September 30, 2019. In March 2020, the Company borrowed $399.8 million under revolving credit facilities and in September 2019, ESH REIT issued $750.0 million of its 2027 Notes and repaid $500.0 million of the ESH REIT Term Facility. The Company’s weighted-average interest rate decreased to 4.4% as of September 30, 2020, compared to 4.7% as of September 30, 2019, due to a decline in LIBOR. The Company's total debt outstanding as of September 30, 2020 and 2019 was $2.7 billion and $2.6 billion, net of unamortized deferred financing costs and debt discounts, respectively. Interest expense, net is expected to increase for the year ending December 31, 2020, due to the increase in total debt outstanding.
Income tax (benefit) expense. We recorded a benefit for federal, state, and foreign income taxes of $12.1 million, an effective tax rate of (65.3)%, for the nine months ended September 30, 2020, compared to a provision of $27.8 million, an effective tax rate of 16.5%, for the nine months ended September 30, 2019. The Company’s effective rate differs from the federal statutory rate of 21% primarily due to ESH REIT’s status as a REIT under the provisions of the Internal Revenue Code and, for the nine months ended September 30, 2020, the passage of the CARES Act, which provides the Company the ability to carry back and utilize the Corporation's projected federal tax losses to higher tax rate years.

Results of Operations—ESH REIT
As of September 30, 2020, ESH REIT owned and leased 562 hotels, consisting of approximately 62,500 rooms. As of September 30, 2019, ESH REIT owned and leased 554 hotels, consisting of approximately 61,500 rooms.
Comparison of Three Months Ended September 30, 2020 and September 30, 2019
The following table presents ESH REIT’s results of operations for the three months ended September 30, 2020 and 2019, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended September 30,
	2020	2019	Change ($)	Change (%)
Revenues- Rental revenues from Extended Stay America, Inc.	$126,469	$139,455	$(12,986)	(9.3)%
Operating expenses:
Hotel operating expenses	22,236	21,577	659	3.1%
General and administrative expenses	3,648	3,477	171	4.9%
Depreciation and amortization	51,355	48,885	2,470	5.1%
Total operating expenses	77,239	73,939	3,300	4.5%
Income from operations	49,230	65,516	(16,286)	(24.9)%
Other non-operating (income) expense	(136)	79	(215)	272.2%
Interest expense, net	31,829	36,882	(5,053)	(13.7)%
Income before income tax expense	17,537	28,555	(11,018)	(38.6)%
Income tax expense	10	88	(78)	(88.6)%
Net income	$17,527	$28,467	$(10,940)	(38.4)%
Rental revenues from Extended Stay America, Inc. Rental revenues decreased by $13.0 million, or 9.3%, to $126.5 million for the three months ended September 30, 2020, compared to $139.5 million for the three months ended September 30, 2019. The decrease in rental revenues was due to a decrease in variable rental revenues as a result of a decline in Operating Lessee hotel revenues, partially offset by an increase in fixed rental revenues due to rent income related to a hotel acquisition and newly opened hotels during the fourth quarter of 2019 and the nine months ended September 30, 2020. Variable rental revenues of $6.2 million and $21.5 million were recognized during the three months ended September 30, 2020 and September 30, 2019, respectively. Variable rental revenues are expected to materially decrease for the year ended December 31, 2020, as a result of a decline in Operating Lessee hotel revenues expected due to business disruption and changes in customer behavior resulting from the COVID-19 pandemic.

Hotel operating expenses. Hotel operating expenses increased by $0.7 million, or 3.1%, to $22.2 million for the three months ended September 30, 2020, compared to $21.6 million for the three months ended September 30, 2019. This increase was primarily due to increases property insurance and related costs of $1.2 million, partially offset by decreases in loss on disposal of assets of $0.3 million and real estate taxes of $0.2 million.
General and administrative expenses. General and administrative expenses increased by $0.2 million, or 4.9%, to $3.6 million for the three months ended September 30, 2020, compared to $3.5 million for the three months ended September 30, 2019, due to an increase in reimbursable costs paid to the Corporation.
Depreciation and amortization. Depreciation and amortization increased by $2.5 million, or 5.1%, to $51.4 million for the three months ended September 30, 2020, compared to $48.9 million for the three months ended September 30, 2019, due to a hotel acquisition and newly opened hotels during the fourth quarter of 2019 and the nine months ended September 30, 2020.
Other non-operating (income) expense. During the three months ended September 30, 2020 and 2019, ESH REIT recognized a foreign currency transaction gain of $0.1 million and loss of $0.1 million, respectively, related to a residual Canadian dollar-denominated deposit as a result of the prior sale of Canadian hotels.
Interest expense, net. During the three months ended September 30, 2019, ESH REIT incurred debt extinguishment and modification costs of $6.7 million, consisting of the write-off of unamortized deferred financing costs and debt discount of $5.6 million and other costs of $1.1 million, which related to the $500.0 million repayment of outstanding borrowings under the ESH REIT Term Facility and the modification of the ESH REIT Credit Facilities. Excluding debt extinguishment and modification costs, net interest expense increased by $1.6 million, or 5.5%, to $31.8 million for the three months ended September 30, 2020, compared to $30.2 million for the three months ended September 30, 2019. In March 2020, ESH REIT borrowed $350.0 million under its revolving credit facility and in September 2019, ESH REIT issued $750.0 million of its 2027 Notes and repaid $500.0 million of the ESH REIT Term Facility. ESH REIT’s weighted-average interest rate decreased to 4.4% as of September 30, 2020, compared to 4.7% as of September 30, 2019, due to a decline in LIBOR. ESH REIT's total debt outstanding as of September 30, 2020 and 2019 was $2.6 billion, net of unamortized deferred financing costs and debt discounts.
Income tax expense. ESH REIT’s effective income tax rate decreased to 0.1% for the three months ended September 30, 2020 compared to 0.3% for the three months ended September 30, 2019. ESH REIT’s effective rate differs from the federal statutory rate of 21% primarily due to its status as a REIT under the provisions of the Code.

Comparison of Nine Months Ended September 30, 2020 and September 30, 2019
The following table presents ESH REIT’s results of operations for the nine months ended September 30, 2020 and 2019, including the amount and percentage change in these results between the periods (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change ($)	Change (%)
Revenues- Rental revenues from Extended Stay America, Inc.	$365,145	$375,562	$(10,417)	(2.8)%
Operating expenses:
Hotel operating expenses	70,052	64,822	5,230	8.1%
General and administrative expenses	11,584	11,002	582	5.3%
Depreciation and amortization	151,070	144,884	6,186	4.3%
Impairment of long-lived assets	675	—	675	n/a
Total operating expenses	233,381	220,708	12,673	5.7%
Other income	—	15	(15)	(100.0)%
Income from operations	131,764	154,869	(23,105)	(14.9)%
Other non-operating expense (income)	179	(194)	373	192.3%
Interest expense, net	97,454	97,083	371	0.4%
Income before income tax expense	34,131	57,980	(23,849)	(41.1)%
Income tax expense	21	98	(77)	(78.6)%
Net income	$34,110	$57,882	$(23,772)	(41.1)%

Rental revenues from Extended Stay America, Inc. Rental revenues decreased by $10.4 million, or 2.8%, to $365.1 million for the nine months ended September 30, 2020, compared to $375.6 million for the nine months ended September 30, 2019. The decrease in rental revenues was due to a decrease in variable rental revenues as a result of a decline in Operating Lessee hotel revenues, partially offset by an increase in fixed rental revenues due to rent income related to a hotel acquisition and newly opened hotels during the fourth quarter of 2019 and the nine months ended September 30, 2020. Variable rental revenues of $6.2 million and $21.5 million were recognized during the nine months ended September 30, 2020 and September 30, 2019, respectively. Variable rental revenues are expected to materially decrease for the year ending December 31, 2020, as a result of a decline in Operating Lessee hotel revenues expected due to business disruption and changes in customer behavior resulting from the COVID-19 pandemic.
Hotel operating expenses. Hotel operating expenses increased by $5.2 million, or 8.1%, to $70.1 million for the nine months ended September 30, 2020, compared to $64.8 million for the nine months ended September 30, 2019. This increase was due to increases in property insurance and related costs of $2.8 million, loss on disposal of assets of $1.3 million and real estate tax expense of $1.2 million.
General and administrative expenses. General and administrative expenses increased by $0.6 million, or 5.3%, to $11.6 million for the nine months ended September 30, 2020, compared to $11.0 million for the nine months ended September 30, 2019, due to an increase in reimbursable costs paid to the Corporation.
Depreciation and amortization. Depreciation and amortization increased by $6.2 million, or 4.3%, to $151.1 million for the nine months ended September 30, 2020, compared to $144.9 million for the nine months ended September 30, 2019, due to a hotel acquisition and newly opened hotels during the fourth quarter of 2019 and during the nine months ended September 30, 2020.
Impairment of long-lived assets. During the nine months ended September 30, 2020, ESH REIT recognized an impairment charge of $0.7 million related to an undeveloped land parcel. No impairment charges were recognized during the nine months ended September 30, 2019.
Other non-operating expense (income). During the nine months ended September 30, 2020 and 2019, ESH REIT recognized a foreign currency transaction loss of $0.2 million and gain of $0.2 million, respectively, related to a residual Canadian dollar-denominated deposit as a result of the prior sale of Canadian hotels.
Interest expense, net. During the nine months ended September 30, 2019, ESH REIT incurred debt extinguishment and modification costs of $6.7 million, consisting of the write-off of unamortized deferred financing costs and debt discount of $5.6 million and other costs of $1.1 million, which related to the $500.0 million repayment of outstanding borrowings under the ESH REIT Term Facility and the modification of the ESH REIT Credit Facilities. Excluding debt extinguishment and modification costs, net interest expense increased by $7.1 million, or 7.8%, to $97.5 million for the nine months ended September 30, 2020, compared to $90.4 million for the nine months ended September 30, 2019. In March 2020, ESH REIT borrowed $350.0 million under its revolving credit facility and in September 2019, ESH REIT issued $750.0 million of its 2027 Notes and repaid $500.0 million of the ESH REIT Term Facility. ESH REIT’s weighted-average interest rate decreased to 4.4% as of September 30, 2020, compared to 4.7% as of September 30, 2019, due to a decline in LIBOR. ESH REIT's total debt outstanding as of September 30, 2020 and 2019 was $2.6 billion, net of unamortized deferred financing costs and debt discounts.
Income tax expense. ESH REIT’s effective income tax rate decreased to 0.1% for the nine months ended September 30, 2020 compared to 0.2% for the nine months ended September 30, 2019. ESH REIT’s effective rate differs from the federal statutory rate of 21% primarily due to its status as a REIT under the provisions of the Code.
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
The following table provides a reconciliation of Hotel Operating Profit and Hotel Operating Margin for the Company for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$31,492	$53,230	$30,567	$141,292
Income tax (benefit) expense	(7,132)	10,501	(12,074)	27,822
Interest expense, net	32,276	36,535	98,582	95,905
Other non-operating (income) expense	(155)	101	246	(248)
Other income	(1)	(3)	(4)	(31)
Impairment of long-lived assets	420	2,679	1,095	2,679
Depreciation and amortization	52,286	49,748	153,848	147,543
General and administrative expenses	23,193	22,292	70,234	67,606
Loss on disposal of assets (1)	1,330	1,660	6,309	5,037
Franchise and management fees	(1,443)	(1,351)	(3,940)	(4,023)
System services loss, net	516	499	1,571	1,521
Hotel Operating Profit	$132,782	$175,891	$346,434	$485,103

Room revenues	$273,056	$320,669	$747,371	$899,329
Other hotel revenues	7,552	6,475	20,640	17,848
Total room and other hotel revenues	$280,608	$327,144	$768,011	$917,177

Hotel Operating Margin	47.3%	53.8%	45.1%	52.9%

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

The following table provides a reconciliation of net income to EBITDA and Adjusted EBITDA for the Company for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$31,492	$53,230	$30,567	$141,292
Interest expense, net	32,276	36,535	98,582	95,905
Income tax (benefit) expense	(7,132)	10,501	(12,074)	27,822
Depreciation and amortization	52,286	49,748	153,848	147,543
EBITDA	108,922	150,014	270,923	412,562
Equity-based compensation	1,656	1,876	4,646	6,131
Impairment of long-lived assets	420	2,679	1,095	2,679
System services loss, net (1)	516	—	1,571	—
Other expense (2)	1,175	1,756	6,555	4,907
Adjusted EBITDA	$112,689	$156,325	$284,790	$426,279
________________________
(1)In light of the growth of our franchise business and in order to enhance comparability, effective January 1, 2020, the Company adopted the practice of other lodging companies with franchise businesses of excluding system services (profit) loss, net from Adjusted EBITDA; no adjustments have been made to prior period results. System services loss, net, for the three and nine months ended September 30, 2019, was $0.5 million and $1.5 million, respectively.
(2)Includes loss on disposal of assets and non-operating (income) expense, including foreign currency transaction costs. Loss on disposal of assets totaled $1.3 million, $1.7 million, $6.3 million and $5.0 million, respectively.
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

The following table provides a reconciliation of net income attributable to Extended Stay America, Inc. common shareholders to FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share for the Company for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per Paired Share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income per Extended Stay America, Inc. common share - diluted	$0.14	$0.22	$0.09	$0.62

Net income attributable to Extended Stay America, Inc. common shareholders	$24,220	$41,071	$16,411	$116,502
Noncontrolling interests attributable to Class B common shares of ESH REIT	7,268	12,155	14,144	24,778
Real estate depreciation and amortization	50,667	48,247	148,977	143,335
Impairment of long-lived assets	420	2,679	1,095	2,679
Tax effect of adjustments to net income attributable to Extended Stay America, Inc. common shareholders(1)	(11,835)	(8,250)	(24,265)	(23,132)
FFO	70,740	95,902	156,362	264,162
Debt modification and extinguishment costs	—	6,716	—	6,716
Tax effect of adjustments to FFO	—	(1,088)	—	(1,088)
Adjusted FFO	$70,740	$101,530	$156,362	$269,790
Adjusted FFO per Paired Share - diluted	$0.40	$0.54	$0.88	$1.43
Weighted Average Paired Shares outstanding - diluted	178,198	187,015	178,071	188,317

_________________________
(1)The tax effect of adjustments to net income attributable to Extended Stay America, Inc. common shareholders for the three months ended September 30, 2020, is computed using a statutory rate due to the fact that the consolidated effective tax rate for the period is negative.
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
Paired Share Income is defined as the sum of net income attributable to Extended Stay America, Inc. common shareholders and noncontrolling interests attributable to Class B common shares of ESH REIT. Adjusted Paired Share Income is defined as Paired Share Income adjusted for items that, net of income taxes, we believe are not reflective of ongoing or future operating performance. We adjust Paired Share Income for the following items, net of tax, as applicable, and refer to this measure as Adjusted Paired Share Income: debt modification and extinguishment costs, impairment of long-lived assets, gain on sale of hotel properties, system services (profit) loss, net and other expenses such as loss on disposal of assets, non-operating expense (income), including foreign currency transaction costs and certain costs associated with acquisitions, dispositions and/or capital transactions. With the exception of equity-based compensation, an ongoing charge, and debt modification and extinguishment costs, these adjustments (other than the effect of income taxes) are the same as those used in the reconciliation of net income calculated in accordance with U.S. GAAP to EBITDA and Adjusted EBITDA.
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
The following table provides a reconciliation of net income attributable to Extended Stay America, Inc. common shareholders to Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per Paired Share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income per Extended Stay America, Inc. common share - diluted	$0.14	$0.22	$0.09	$0.62

Net income attributable to Extended Stay America, Inc. common shareholders	$24,220	$41,071	$16,411	$116,502
Noncontrolling interests attributable to Class B common shares of ESH REIT	7,268	12,155	14,144	24,778
Paired Share Income	31,488	53,226	30,555	141,280
Debt modification and extinguishment costs	—	6,716	—	6,716
Impairment of long-lived assets	420	2,679	1,095	2,679
System services loss, net(1)	516	—	1,571	—
Other expense(2)	1,175	1,756	6,555	4,907
Tax effect of adjustments to Paired Share Income(3)	(489)	(1,806)	(1,209)	(2,299)
Adjusted Paired Share Income	$33,110	$62,571	$38,567	$153,283
Adjusted Paired Share Income per Paired Share – diluted	$0.19	$0.33	$0.22	$0.81
Weighted average Paired Shares outstanding – diluted	178,198	187,015	178,071	188,317
_________________________
(1)In light of the growth of our franchise business and in order to enhance comparability, effective January 1, 2020, the Company adopted the practice of other lodging companies with franchise businesses of excluding system services (profit) loss, net from Adjusted Paired Share Income; no adjustments have been made to prior period results. System services loss, net, for the three and nine months ended September 30, 2019, was $0.5 million and $1.5 million, respectively.
(2)Includes loss on disposal of assets and non-operating (income) expense, including foreign currency transaction costs. Loss on disposal of assets totaled $1.3 million, $1.7 million, $6.3 million and $5.0 million, respectively.
(3)The tax effect of adjustments to Paired Share Income for the three months ended September 30, 2020, is computed using a statutory rate due to the fact that the consolidated effective tax rate for the period is negative.

Liquidity and Capital Resources
Company Overview
On a consolidated basis, we have historically generated significant cash flow from operations and have financed our ongoing business as well as the execution of our strategic objectives with existing cash, cash flow generated from operations, borrowings under our revolving credit facilities, as needed, and, in certain instances, proceeds from asset dispositions. We generated cash flow from operations of $217.2 million and $338.8 million for the nine months ended September 30, 2020 and 2019, respectively. Similar to our decreases in RevPAR and Adjusted EBITDA, the decrease in our cash flow from operations was due to the effects of the COVID-19 pandemic. We expect cash flow from operations to materially decrease for the year ended December 31, 2020, compared with the year ended December 31, 2019, due to macroeconomic conditions related to the COVID-19 pandemic. Actual results are subject to a high degree of uncertainty due to the volatility of macroeconomic trends.
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
In response to the current macroeconomic environment, we may choose to delay the execution of certain of our business strategies and reduce operating costs and certain capital expenditures in order to preserve liquidity. In March 2020, the Company drew the $399.8 million available borrowing capacity under its revolving credit facilities as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. In August 2020, ESH REIT repaid the full outstanding balance under its facility and had $350 million of available borrowing capacity. As of September 30, 2020, the Corporation had borrowed $49.8 million on its revolving credit facilities and had no remaining available borrowing capacity. See “Item 1A. Risk Factors - The continuing crisis resulting from the spread of COVID-19 could negatively impact our current liquidity position, limit or restrict our ability to access new sources of capital and our ability to maintain compliance with the financial covenants and other terms of the agreements governing our existing indebtedness."
Long-term liquidity requirements consist of funds necessary to (i) make future hotel renovations (ii) acquire additional hotel properties and/or other companies, (iii) repurpose or rebuild certain existing hotels (iv) execute our other growth and strategic initiatives, (v) pay Corporation and required ESH REIT distributions, (vi) repay and/or refinance outstanding amounts under our existing debt obligations, including the Corporation Revolving Credit Facility due in September 2024, the 2025 Notes due in May 2025, the ESH REIT Term Facility due in September 2026 and the 2027 Notes due in October 2027. See Note 7 to each of the condensed consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 1 of this combined quarterly report on Form 10-Q, for additional detail related to our debt obligations.
With respect to our long-term liquidity requirements, specifically our ability to refinance our existing outstanding debt obligations, we cannot assure you that the Corporation and/or ESH REIT will be able to refinance any debt on attractive terms at or before maturity, on commercially reasonable terms or at all, or the timing of any such refinancing. We expect to meet our long-term liquidity requirements through various sources of capital, including future debt financings or equity issuances by the Corporation and/or ESH REIT, existing working capital, cash flow generated from operations and, in certain instances, proceeds from asset dispositions. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the current and future state of overall capital and credit markets generally and as a result of the COVID-19 pandemic, our degree of leverage, which increased during the nine months ended September 30, 2020 with the drawdown of approximately $50 million of borrowing capacity under the Corporation's Revolving Credit Facility, the value of our unencumbered assets, borrowing restrictions imposed by existing or prospective lenders, general market conditions for the lodging industry, our operating performance and liquidity and market perceptions about us. The success of our business strategies will depend, in part, on our ability to access these various capital sources. There can be no assurance that we will be able to raise any such financing on terms acceptable to us or at all.
Business Environment. The COVID-19 pandemic has had, and is expected to continue to have, a material adverse effect on the Company's cash flows from operations. Despite this impact, the Company continues to generate positive cash flow from operations, net of interest and capital expenditures. We believe there are opportunities in the current environment to serve additional extended stay guests, including new demand from temporary medical staff and student housing, as well as certain business travelers whose travel requirements have not been impacted by the pandemic. However, it is difficult to predict when pre-pandemic demand and pricing for our hotels will resume, if at all, as the number of cases in the U.S. has increased recently and future conditions remain uncertain. See "Part I. Item 1A. Risk Factors" in the 2019 Form 10-K, as well as "Item 1A. Risk Factors" below.
Cash Balances. The Company had unrestricted cash and cash equivalents of $381.5 million and $346.8 million at September 30, 2020 and December 31, 2019, respectively. Based upon the current level of operations, management believes that our cash flow from operations, together with our cash balances, including the $49.8 million of borrowings under the Corporation's Revolving Credit Facility, is expected to be adequate to meet the Company’s anticipated funding requirements and business objectives for the foreseeable future. However, the length and severity of the COVID-19 pandemic and its economic impact continues to be highly uncertain and the potential future worsening of macroeconomic conditions could require the Company to reassess its liquidity position and take additional measures of liquidity preservation to ensure it can satisfy financial obligations as they come due.
Debt Obligations. The Company’s continued compliance with financial covenants under its debt obligations could be impacted by current or future economic conditions associated with the pandemic. We may not be able to maintain compliance with our debt covenants or pay debt obligations as they become due and could risk default under the agreements governing the Company's indebtedness, upon which the amount outstanding could be accelerated, and may raise substantial doubt about our ability to continue as a going concern.
In May 2020, the Company entered into an amendment to the Corporation Revolving Credit Facility whereby it obtained a suspension of the quarterly tested leverage covenant from the beginning of the second quarter of 2020 through the end of the first quarter of 2021 (the “Four Quarter Suspension Period”). For the second quarter of 2021 through the fourth quarter of 2021, the leverage covenant calculation was modified to use annualized EBITDA as opposed to trailing twelve-month EBITDA. Throughout the Four Quarter Suspension Period, the Company has agreed to maintain minimum liquidity of $150.0 million and to limit share repurchases and dividend payments made by the Corporation. Additionally, the amendment provides for the Corporation to borrow up to $150.0 million from ESH REIT through an intercompany loan facility.
During the three months ended September 30, 2020, ESH REIT repaid the full outstanding balance under its revolving credit facility. As of September 30, 2020, the outstanding balance under the ESH REIT Revolving Credit Facility was $0 and the outstanding balance under the Corporation Revolving Credit Facility was $49.8 million. The Company's total available borrowing capacity under its revolving credit facilities is $350.0 million.
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
Paired Share Repurchase Program. In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program. As a result of several increases in authorized amounts and program extensions, the combined Paired Share repurchase program currently authorizes the Corporation and ESH REIT to purchase up to $550 million in Paired Shares through December 31, 2020. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of September 30, 2020, the Corporation and ESH REIT had repurchased and retired 28.6 million Paired Shares for $283.0 million and $166.4 million, including transaction fees, respectively, and $101.1 million remained available under the combined Paired Share repurchase program. While the Company may continue to repurchase Paired Shares at management's discretion, we do not expect to repurchase Paired Shares for the remainder of 2020.

Distributions. On November 9, 2020, the Board of Directors of the Corporation declared a cash distribution of $0.01 per share for the third quarter of 2020 on its common stock. This distribution is payable on December 8, 2020 to shareholders of record as of November 24, 2020.
The following table outlines distributions declared or paid to date in 2020:

Declaration Date	Record Date	Date Paid/Payable	ESH REIT Distribution	Corporation Distribution	Total Distribution
2/26/2020	3/12/2020	3/26/2020	$0.14	$0.09	$0.23
5/6/2020	5/21/2020	6/4/2020	$0.01	$—	$0.01
8/10/2020	8/25/2020	9/8/2020	$0.01	$—	$0.01
11/9/2020	11/24/2020	12/8/2020	$—	$0.01	$0.01
For the year ending December 31, 2020, to the extent ESH REIT has not distributed the amount of estimated taxable income required for it to maintain its REIT status, a catch-up distribution may be made during the first quarter of 2021.
The Corporation
The Corporation’s primary source of liquidity is distribution income it receives in respect of its ownership of 100% of the Class A common stock of ESH REIT, which as of September 30, 2020, represents 59% of the outstanding common stock of ESH REIT. Distribution income from ESH REIT declined significantly during the second and third quarters of 2020 as a result of the business impact of the COVID-19 pandemic. Distributions are subject to a high degree of uncertainty due to the volatility of macroeconomic trends, including the evolving nature of the pandemic. Other sources of liquidity include income from the operations of the Operating Lessees, ESA Management, ESH Strategies and ESH Strategies Franchise. In March 2020, in response to the COVID-19 pandemic and the resulting macroeconomic volatility and economic impact, the Corporation fully drew the available capacity under the Corporation Revolving Credit Facility and borrowed $49.8 million to preserve flexibility and its current and long-term liquidity. As of September 30, 2020, this balance remains outstanding and the Corporation has no available borrowing capacity under this facility.
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
The Corporation’s long-term liquidity requirements include the repayment of outstanding amounts under the Corporation Revolving Credit Facility, and the repayment of outstanding amounts, if any, under the Corporation Intercompany Facility. See Note 7 to the condensed consolidated financial statements of Extended Stay America, Inc., included in Item 1 of this combined quarterly report on Form 10-Q, for additional detail on the Corporation’s debt obligations.
The Corporation may continue to pay distributions on its common stock to meet a portion of our Paired Share distributions. The Corporation’s ability to pay distributions on its common stock is dependent upon a number of factors, including but not limited to, its results of operations, net income, liquidity, cash flows, financial condition or prospects, economic conditions, all of which have been negatively impacted as a result of the COVID-19 pandemic, as well the ability to effectively execute certain tax planning strategies, compliance with applicable law, the receipt of distributions from ESH REIT in respect of the Class A common stock, level of indebtedness, capital requirements, contractual restrictions, restrictions in any existing and future debt agreements of the Corporation and ESH REIT and other factors. The payment of future distributions is at the discretion of the Corporation’s Board of Directors. In light of these factors, the Corporation will continue to approach its future capital allocation, including returning capital to its investors through dividends, share repurchases and debt retirement, with the goal of balancing the need to preserve cash and maintain liquidity.
In July 2020, the Corporation, as borrower, and ESH REIT, as lender, entered into an unsecured credit facility (the "Corporation Intercompany Facility"). Under the Corporation Intercompany Facility, the Corporation may borrow up to $150.0 million from ESH REIT. Loans under the facility bear interest at an annual rate of 4.5%. In addition to paying interest on outstanding principal, the Corporation is required to pay a commitment fee to ESH REIT of 0.25% on the unutilized facility balance. There is no scheduled amortization under the facility and the facility matures on July 2, 2025. Obligations under the Corporation Intercompany Facility and guarantees thereof are unsecured and fully subordinated to the obligations of the

Corporation under the Corporation Revolving Credit Facility. The Corporation has the option to prepay outstanding balances under the facility without penalty. As of September 30, 2020, the outstanding balance under the facility was $0.
ESH REIT may return additional cash to the Corporation for the Corporation to fund its current and long-term liquidity requirements or for other corporate purposes. ESH REIT may transfer cash to the Corporation through the redemption of shares of Class A common stock, which would decrease the Corporation's ownership of ESH REIT. Such redemption would likely be inefficient from a tax perspective because the redemption would be taxed as an ordinary dividend. Additionally, ESH REIT may loan funds to the Corporation under the Corporation Intercompany Facility, subject to the conditions contained in the Corporation Revolving Credit Facility and other existing debt agreements.
Based upon the current level of operations, management believes that the Corporation’s cash position and cash flow generated from operations will be adequate to meet all the Corporation’s funding requirements and business objectives for the foreseeable future.
ESH REIT
ESH REIT’s primary source of liquidity is rental revenues derived from leases. The leases expire in October 2023, and at such time, we expect minimum and percentage rents to be adjusted to reflect then-current market terms. Percentage rents are expected to materially decrease for the year ending December 31, 2020, compared with the year ended December 31, 2019, as a result of a decline in Operating Lessee hotel revenues expected due to macroeconomic conditions related to the COVID-19 pandemic and may continue to decline in future periods. Current and future results are subject to a high degree of uncertainty due to the volatility of macroeconomic trends. In March 2020, as a precautionary measure in order to increase its cash position and preserve financial flexibility, ESH REIT fully drew the available capacity of $350.0 million under the ESH REIT Revolving Credit Facility. In August 2020, ESH REIT repaid the full balance under the facility. As of September 30, 2020, the outstanding balance under the ESH REIT Revolving Credit Facility was $0 and available borrowing capacity was $350.0 million.
ESH REIT’s current liquidity requirements include funds necessary to pay (i) costs associated with ownership of hotel properties, (ii) debt service obligations, including interest expense, and with respect to the ESH REIT Term Facility, scheduled principal payments on outstanding borrowings, (iii) real estate tax expense, (iv) property insurance expense, (v) general and administrative expense, including administrative service costs reimbursed to the Corporation, (vi) capital expenditures, including those capital expenditures incurred to complete current hotel renovations, complete the construction of new hotels and acquire additional hotel properties and/or other lodging companies, (vii) draws made by the Corporation on the Corporation Intercompany Facility and (viii) the payment of required REIT distributions.
ESH REIT’s long-term liquidity requirements consist of funds necessary to (i) complete future hotel renovations, (ii) repurpose and/or rebuild certain of ESH REIT’s existing hotel properties, (iii) acquire additional hotel properties and/or other lodging companies, (iv) pay required REIT distributions, (v) fund draws made by the Corporation on the Corporation Intercompany Facility, (vi) repay outstanding amounts under the ESH REIT Revolving Credit Facility and (vii) refinance (including prior to or in connection with debt maturity payments) the 2025 Notes, the ESH REIT Term Facility and the 2027 Notes maturing in May 2025, September 2026 and October 2027, respectively. See Note 7 to the condensed consolidated financial statements of ESH Hospitality, Inc., included in Item 1 of this combined quarterly report on Form 10-Q, for additional detail on ESH REIT’s debt obligations.
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
In August 2016, ESH REIT, as borrower, and the Corporation, as lender, entered into an unsecured intercompany credit facility (the “ESH REIT Intercompany Facility”). Under the ESH REIT Intercompany Facility, ESH REIT may borrow up to $300.0 million, plus additional amounts, in each case subject to certain conditions. There is no scheduled amortization under the facility and the facility matures in September 2026. As of September 30, 2020, the outstanding balance under the ESH REIT Intercompany Facility was $0.
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
Comparison of Nine Months Ended September 30, 2020 and September 30, 2019
We had total cash, cash equivalents and restricted cash of $396.4 million and $503.3 million at September 30, 2020 and 2019, respectively. The following table summarizes the changes in our cash, cash equivalents and restricted cash as a result of operating, investing and financing activities for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change ($)
Cash provided by (used in):
Operating activities	$217,231	$338,786	$(121,555)
Investing activities	(143,927)	(177,099)	33,172
Financing activities	(38,529)	38,273	(76,802)
Effects of changes in exchange rate on cash and cash equivalents	(65)	43	(108)
Net increase in cash and cash equivalents	$34,710	$200,003	$(165,293)
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled $217.2 million for the nine months ended September 30, 2020 compared to $338.8 million for the nine months ended September 30, 2019, a decrease of $121.6 million. The decrease in cash flows provided by operating activities was due to a decline in hotel operating performance, specifically a 17.9% decrease in RevPAR driven by the negative impact of the COVID-19 pandemic, as well as the management of short-term working capital.

Cash Flows used in Investing Activities
Cash flows used in investing activities totaled $143.9 million for the nine months ended September 30, 2020 compared to $177.1 million for the nine months ended September 30, 2019, a decrease of $33.2 million. The decrease in cash flows used in investing activities was due to a net decrease in investment in property and equipment, including development in process and intangible assets, of $33.1 million.
Cash Flows (used in) provided by Financing Activities
Cash flows used in financing activities totaled $38.5 million for the nine months ended September 30, 2020 compared to cash flows provided by financing activities of $38.3 million for the nine months ended September 30, 2019. Cash flows used in financing activities increased due to a $181.1 million decline in borrowings as a result of net proceeds from the September 2019 issuance of its 4.625% senior notes due in 2027 and payments on the ESH REIT Term Facility, as well as $6.4 million used for the repurchase of the Corporation’s 8.0% mandatorily redeemable preferred stock during the nine months ended September 30, 2020. These were partially offset by a decrease in Paired Share distributions of $83.6 million and the Corporation's $49.8 million draw under the Corporation Revolving Credit Facility in March 2020.
Sources and Uses of Cash – ESH REIT
The following cash flow table and comparisons are provided for ESH REIT:
Comparison of Nine Months Ended September 30, 2020 and September 30, 2019
ESH REIT had total cash and cash equivalents of $339.5 million and $368.3 million at September 30, 2020 and 2019, respectively. The following table summarizes the changes in ESH REIT’s cash and cash equivalents as a result of operating, investing and financing activities for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change ($)
Cash provided by (used in):
Operating activities	$269,184	$347,963	$(78,779)
Investing activities	(141,651)	(171,475)	29,824
Financing activities	(84,152)	13,312	(97,464)
Net increase in cash and cash equivalents	$43,381	$189,800	$(146,419)
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled $269.2 million for the nine months ended September 30, 2020 compared to $348.0 million for the nine months ended September 30, 2019, a decrease of $78.8 million. This decrease was due to a decline in percentage rent payments received due to the decline in Operating Lessee hotel revenues as a result of the COVID-19 pandemic, as well as the management of short-term working capital.
Cash Flows used in Investing Activities
Cash flows used in investing activities totaled $141.7 million for the nine months ended September 30, 2020 compared to $171.5 million for the nine months ended September 30, 2019, a decrease of $29.8 million. The decrease in cash flows used in investing activities was due to a $29.8 million net decrease in investment in property and equipment, including development in process and intangible assets.
Cash Flows (used in) provided by Financing Activities
Cash flows used in financing activities totaled $84.2 million for the nine months ended September 30, 2020 compared to cash flows provided by financing activities of $13.3 million for the nine months ended September 30, 2019. Cash flows used in financing activities increased due to a $231.0 million decline in borrowings as a result of net proceeds from the September 2019 issuance of its 4.625% senior notes due in 2027 and payments on the ESH REIT Term Facility, partially offset by a decrease in ESH REIT Class A and Class B common distributions of $124.6 million and a decrease of $9.5 million in ESH REIT Class B common stock repurchases.

Capital Expenditures
We maintain each of our hotels in good repair and condition and in conformity with applicable laws and regulations. The cost of all improvements and significant alterations are generally made with cash flows from operations. During the nine months ended September 30, 2020 and 2019, the Company incurred capital expenditures of $144.9 million and $178.0 million, respectively. These capital expenditures related to development and construction in process, ordinary hotel capital improvements, investments in information technology and cyclical hotel renovations. Each hotel is generally on a seven-year renovation cycle. We completed our prior cyclical hotel renovation program in mid-2017. In the fourth quarter of 2018, the Company commenced its current cyclical hotel renovation program. With respect to our current cyclical hotel renovation program, as of September 30, 2020, we have substantially completed renovations at 22 hotels for $47.4 million. We are in the process of performing renovations at 12 additional hotels, with total costs incurred for this and future planned hotel renovations of $20.4 million.
Funding requirements for future capital expenditures, including current and future cyclical hotel renovations, completing the construction of new hotels we expect to own and operate, acquiring and converting existing hotels to the Extended Stay America brand and repurposing and/or rebuilding certain of our hotel properties, will be significant and are expected to be provided primarily from cash flows generated from operations or, to the extent necessary, the Corporation or ESH REIT revolving credit facilities, including intercompany facilities and, in certain instances, proceeds from asset sales.
In 2020, we expect to incur capital expenditures between $170 million and $190 million. As part of these capital expenditures, we expect to spend approximately $65 to $70 million for construction of new hotels, $18 to $21 million for hotel renovations, $12 to $14 million for incremental information technology investments and $75 to $85 million for ordinary hotel capital improvements and related projects.
Our Indebtedness
As of September 30, 2020, the Company’s total indebtedness was $2.7 billion, net of unamortized deferred financing costs and debt discounts, including $0.7 million of Corporation mandatorily redeemable preferred stock. ESH REIT’s total indebtedness at September 30, 2020 was $2.6 billion, net of unamortized deferred financing costs and debt discounts. See Note 7 to the condensed consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 1 of this quarterly report on Form 10-Q, for additional detail related to our debt obligations.
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
The Corporation
The Corporation currently has limited exposure to market risk from changes in interest rates. As of September 30, 2020, the Corporation's variable rate debt consisted of $49.8 million drawn on its revolving credit facility. If market rates of interest were to fluctuate by 1.0%, interest expense would increase or decrease by $0.5 million annually, assuming that the amount of outstanding Corporation variable rate debt remains at $49.8 million.
ESH REIT
As of September 30, 2020, $614.8 million of ESH REIT’s outstanding gross debt of $2.7 billion had a variable interest rate. ESH REIT is a counterparty to an interest rate swap at a fixed rate of 1.175%. The notional amount of the interest rate swap as of September 30, 2020 was $100.0 million, which is reduced by $50.0 million every six months until the swap matures in September 2021. The remaining $524.6 million of outstanding variable interest rate debt not subject to the interest rate swap remains subject to interest rate risk. If market rates of interest were to fluctuate by 1.0%, interest expense would increase or decrease by $5.2 million annually, assuming that the amount of outstanding ESH REIT unhedged variable interest rate debt remains at $524.6 million.
Item 4. Controls and Procedures
Controls and Procedures (Extended Stay America, Inc.)
Disclosure Controls and Procedures
As of September 30, 2020, Extended Stay America, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of Extended Stay America, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of Extended Stay America, Inc. concluded that the disclosure controls and procedures of Extended Stay America, Inc. were effective to ensure that information required to be disclosed in the reports that Extended Stay America, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of Extended Stay America, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2020, Extended Stay America, Inc. implemented a new accounts payable workflow system. There were no other changes in Extended Stay America, Inc.'s internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, Extended Stay America, Inc.'s internal control over financial reporting.
Controls and Procedures (ESH Hospitality, Inc.)
Disclosure Controls and Procedures
As of September 30, 2020, ESH Hospitality, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of ESH Hospitality, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of ESH Hospitality, Inc. concluded that the disclosure controls and procedures of ESH Hospitality, Inc. were effective to ensure that information required to be disclosed in the reports that ESH Hospitality, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of ESH Hospitality, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2020, ESH Hospitality Inc. implemented a new accounts payable workflow system. There were no other changes in ESH Hospitality, Inc.'s internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, ESH Hospitality, Inc.'s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

We are from time to time subject to various litigation and claims incidental to our business. We recognize a liability when we believe a loss is probable and can be reasonably estimated. However, the ultimate result of litigation and claims cannot be predicted with certainty.
As of September 30, 2020, the following six purported class action lawsuits have been filed against the Company:

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

The COVID-19 pandemic has significantly affected the global economy and strained the lodging industry due to travel restrictions, stay-at-home directives and changing consumer patterns in response to the pandemic, which have resulted in reduced travel and cancellations. Currently, there are no fully effective vaccines, the timing and efficacy of any future vaccine is uncertain and there is no widespread treatment for COVID-19. As such, COVID-19 has had a negative impact on our results of operations for the nine months ended September 30, 2020, and we expect it to continue to negatively affect future results. The current and uncertain future impact of the COVID-19 pandemic, including its effect on the ability or desire of people to travel and use our hotel properties, may to continue to negatively affect our business, results of operations, financial condition and cash flows.
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
During the nine months ended September 30, 2020, we reduced a portion of our variable operating costs, a component of which included a decline in labor hours for certain employees on staff at certain of our hotels. The steps we have taken to reduce operating costs and additional steps we may take in the future to reduce operating costs may negatively affect our brand reputation or our ability to attract and retain employees. Even after the COVID-19 pandemic subsides, we could experience unfavorable long-term impacts on our operating costs as a result of attempts to counteract future outbreaks of COVID-19 or other viruses due to, for example, enhanced health and hygiene requirements in one or more regions or other such measures. In addition, in March 2020 we adopted a policy for corporate employees to work from home to the extent possible that remains in effect. Our operations could be negatively affected by such policy to the extent certain operational resources are not available and efficiency declines as a result. Should any corporate or other team members become ill from COVID-19 and unable to work, the attention of management could be diverted. Such disruptions to our businesses could ultimately increase overall operating costs and decrease operating efficiencies.
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

We must maintain, renovate and improve our hotel properties in order to remain competitive, maintain the value and brand standards of our hotel properties and comply with applicable laws and regulations. Maintenance, renovations and improvements to our hotel properties create an ongoing need for cash for us or our franchisees, and, to the extent this need cannot be funded from cash generated by operations, funds must be borrowed or otherwise obtained. Our hotels are our primary source of income and cash flow from operations. Although we generated cash flow from operations of $217.2 million during the nine months ended September 30, 2020, such amount represents a decrease of $121.6 million compared to the nine months ended September 30, 2019. In light of this decrease in cash flows and the expectation that our cash flows will continue to decline on a period-over-period basis for an amount of time that cannot be predicted with certainty, in March 2020 we fully drew on approximately $400 million under our revolving credit facilities. In August 2020, we repaid $350.0 million (the full amount) under the ESH REIT Revolving Credit Facility. As of September 30, 2020, approximately $50 million (the full amount) remains outstanding on the Corporation Revolving Credit Facility, with no additional borrowing capacity, and $350 in borrowing capacity remains available under the ESH facilities.
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
We have no control over and cannot predict the length of the crisis nor any government response to the crisis, including any future shelter in place or stay-at-home orders, which could result in another shut down of the national economy. The negative impact to our operations as a result of the COVID-19 pandemic has substantially reduced RevPAR due to declines in occupancy rates and ADR. If we are unable to generate sufficient revenues from our hotels or if we continue to experience declines in demand, this could negatively impact our ability to remain in compliance with our debt covenants or meet our payment obligations. We may not be able to meet our debt covenants or pay our obligations as they become due and could risk default under the agreements governing our indebtedness, including our credit facilities and indentures governing our senior notes, which could give lenders the right to accelerate the amounts outstanding, and therefore raise substantial doubt about our ability to continue as a going concern.
In response to these concerns, in May 2020 we amended the Corporation Revolving Credit Facility to, among other things, suspend the quarterly tested leverage covenant for the fiscal quarters ending June 30, 2020, September 30, 2020, December 31, 2020 and March 31, 2021. In addition, for the quarter ended June 30, 2021 through the quarter ended December 31, 2021, the leverage covenant calculation was modified to use annualized EBITDA as opposed to trailing twelve-month EBITDA. Throughout the suspension period, the Company has agreed to maintain minimum liquidity of $150.0 million and to limit share repurchases and dividend payments made by the Corporation. We cannot assure you that the Corporation Revolving Credit Facility amendment will be the only covenant suspension, waiver or amendment required by us or that this amendment will prevent us from future covenant breaches or the acceleration of our indebtedness. Also, in response to reductions in cash flow from operations at the Corporation due to the COVID-19 pandemic and current and expected future reductions in distribution income in respect of its ownership of 100% of the Class A common stock of ESH REIT, in July 2020 we entered into an intercompany lending facility between the Corporation, as borrower, and ESH REIT, as lender, in an effort to further ensure the Corporation’s current and future liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—the Corporation."
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuers and Affiliated Purchasers
No Paired Shares were repurchased during the three months ended September 30, 2020.
In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program. As a result of several increases in authorized amounts and program extensions, the combined Paired Share repurchase program currently authorizes the Corporation and ESH REIT to purchase up to $550 million in Paired Shares through December 31, 2020. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of September 30, 2020, $101.1 million remained under the combined Paired Share repurchase program.
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

10.2†
Separation Agreement between Extended Stay America, Inc., ESH Hospitality, Inc. and Brian Nicholson, dated as of September 10, 2020 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36190) filed September 11, 2020, and incorporated by reference herein).

10.3†
Offer Letter between Extended Stay America, Inc., ESH Hospitality, Inc. and David Clarkson, dated as of September 10, 2020 (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-36190) filed September 11, 2020, and incorporated by reference herein).

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

101.1.INS	XBRL Instance Document
101.1.SCH	XBRL Taxonomy Extension Schema Document
101.1.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.1.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.1.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.1.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*    Filed herewith.
†    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

EXTENDED STAY AMERICA, INC.

Date: November 9, 2020	By:	/s/ Bruce N. Haase
Bruce N. Haase
President and Chief Executive Officer

Date: November 9, 2020	By:	/s/ David A. Clarkson
David A. Clarkson
Chief Financial Officer

ESH HOSPITALITY, INC.

Date: November 9, 2020	By:	/s/ Bruce N. Haase
Bruce N. Haase
President and Chief Executive Officer

Date: November 9, 2020	By:	/s/ David A. Clarkson
David A. Clarkson
Chief Financial Officer