Form 10-K
period 2020-12-31
Extended Stay America, Inc.; ESH Hospitality, Inc.
filed 2021-02-25
CIK 1581164, 1507563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-K
__________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2020
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
As of June 30, 2020, the aggregate value of the registrants’ Paired Shares held by non-affiliates was $1,972.0 million, based on the number of shares held by non-affiliates as of June 30, 2020 and the closing price of the registrants’ Paired Shares on the Nasdaq Global Select Market on June 30, 2020.
As of February 22, 2021, Extended Stay America, Inc. had 177,560,635 shares of common stock outstanding and ESH Hospitality, Inc. had 250,493,583 shares of Class A common stock and 177,560,635 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our proxy statements relating to the 2021 Annual Meetings of Shareholders are incorporated by reference into Part III of this combined annual report on Form 10-K.

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
•Company means the Corporation (as defined below), ESH REIT (as defined below) and their subsidiaries considered as a single enterprise.
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
•ESH REIT means ESH Hospitality, Inc., a Delaware corporation that has elected to be taxed as a real estate investment trust (“REIT”), and its subsidiaries. ESH REIT, a majority-owned subsidiary of the Corporation, leases all of its hotel properties to the Operating Lessees.
•ESH Strategies means ESH Hospitality Strategies LLC, a Delaware limited liability company and wholly-owned subsidiary of the Corporation, and one of its subsidiaries, ESH Strategies Branding LLC, a Delaware limited liability company, which owns the intellectual property related to our businesses and licenses it to the Operating Lessees and ESH Strategies Franchise (as defined below).
•ESH Strategies Franchise means ESH Strategies Franchise LLC, a Delaware limited liability company and wholly-owned subsidiary of ESH Strategies, that licenses the Extended Stay America brand name from ESH Strategies and, in-turn, relicenses it to third-party franchisees.
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
•Operating Lessees means wholly-owned subsidiaries of the Corporation that lease hotels from subsidiaries of ESH REIT and operate Company-owned hotels.
•Paired Share means one share of common stock, par value $0.01 per share, of the Corporation together with one share of Class B common stock, par value $0.01 per share, of ESH REIT, which are attached and trade as a single unit.
•RevPAR or Revenue per Available Room means the product of average daily room rate charged and the average daily occupancy achieved for a hotel or group of hotels in a given period. RevPAR does not include ancillary revenues, such as food and beverage revenues, or parking, pet, WiFi upgrade or other guest service revenues.
•System-wide hotels means all hotels that are operated under the Extended Stay America brand and that are owned, franchised and/or managed by the Company. As of December 31, 2020, there were 646 system-wide hotels.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This combined annual report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical facts included in this combined annual report on Form 10-K may be forward-looking, including statements regarding, among other things, our ability to meet our debt service obligations, future capital expenditures (including future acquisitions and hotel renovation programs), our distribution policies, our development, growth and franchise opportunities, anticipated benefits or use of proceeds from dispositions, our plans, objectives, goals, beliefs, business strategies, business conditions, results of operations, financial position and business outlook, business trends and future events, including the COVID-19 pandemic, its effects on the foregoing, government actions taken in response to the COVID-19 pandemic and actions that we have or plan to take in response to the pandemic and such effects.
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
We caution you that the risks, uncertainties and other factors referenced above and throughout this combined annual report on Form 10-K may not contain all of the risks, uncertainties and other factors that may be important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will have the results or effect on us, our business, our operations or the market price of our Paired Shares in the way expected. In particular, no assurance can be given that any of our ongoing, planned or expected strategic initiatives or objectives discussed herein or in other filings with the SEC will be initiated or completed on our expected timing or at all. Estimates and forward-looking statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.
MARKET AND INDUSTRY DATA
This combined annual report on Form 10-K includes third-party market data currently available to us, our own internal research and our management’s estimates and assumptions. While we believe that such data is reliable, we have not independently verified any of the data from third-party sources, including but not limited to data obtained from the Highland Group (“Highland”), the American Hotel & Lodging Association (“AHLA”) and the November 2020 issue of PricewaterhouseCoopers LLP (“PWC”) “Hospitality Directions US”, nor have we ascertained the underlying assumptions relied upon therein. Similarly, our internal research is based upon management’s understanding of industry conditions, and such information has not been verified by any independent sources. Accordingly, such data involves risks and uncertainties and are subject to change based on various factors, including those discussed in this combined annual report on Form 10-K. See “Item 1A. Risk Factors.” The inclusion of market and other data from third-party sources does not constitute an endorsement by those sources as to any proposed investment in Extended Stay America, Inc. or ESH Hospitality, Inc., nor does it constitute any guidance by such third party sources on any such an investment.
EXPLANATORY NOTE
On November 19, 2020, the SEC adopted amendments to Items 301, 302 and 303 of Regulation S-K, which became effective on February 10, 2021. Although mandatory compliance is not required until our fiscal year ending December 31, 2021, early adoption is permitted, and we have elected to early adopt amended Items 301 and 302 of Regulation S-K in this Annual Report on Form 10-K for our fiscal year ended December 31, 2020.

PART I
Item 1.        Business
Our Company
Extended Stay America-branded hotels are designed to provide an affordable and attractive alternative to traditional lodging or apartment accommodations and are targeted toward self-sufficient, value-conscious guests who need lodging for a week or longer. Guests include business travelers, leisure travelers, professionals on temporary work or training assignments, persons relocating, the temporarily displaced, those purchasing a home and anyone else in need of temporary housing.
We are the largest integrated owner/operator of company-branded hotels in North America. Our business operates in the extended-stay segment of the lodging industry, and we have the following reportable operating segments:
•Owned hotels—Earnings are derived from the operation of Company-owned hotel properties and include room and other hotel revenues, which accounted for 98.1% of total revenues for the year ended December 31, 2020.
•Franchise and management—Earnings are derived from fees under various franchise and management agreements with third parties, which accounted for 1.9% of total revenues for the year ended December 31, 2020. These contracts provide us the ability to earn compensation for licensing the Extended Stay America brand name, providing access to shared system-wide platforms and/or management services.
We are also the only major hotel company focused solely on the extended stay segment. We target our product and service offering to an underserved customer base within the lodging industry and the extended stay segment. In addition to owning and operating hotels, we have increased and seek to continue to increase our fee-based income stream, which is driven by franchising our brand to third parties. Our core operations include intense focus on the delivery of a consistent, quality guest experience; the efficiency of our scalable marketing and distribution platforms; maximizing the value of our brand, in-part through rebranding our hotels to the Extended Stay America Suites brand or the Extended Stay America Premier Suites brand, each of which we expect will operate under the Extended Stay America umbrella brand; and maximizing the value of our owned real estate through investment in our hotels. We intend to continue to (i) maximize and grow our core operations, (ii) create and curate value within our real estate portfolio, (iii) increase the number of franchised hotels under the Extended Stay America umbrella brand and (iv) optimize capital deployment on behalf of key stakeholders.
As of December 31, 2020, we owned and operated 563 hotel properties in 40 U.S. states, consisting of approximately 62,700 rooms, and franchised 83 hotel properties for third parties, consisting of approximately 8,500 rooms. All 646 system-wide hotels currently operate under the Extended Stay America brand, which serves the mid-price extended stay segment and accounts for approximately 43% of the segment by number of rooms in the United States.
For the year ended December 31, 2020, we had total revenues of $1.0 billion, net income of $96.3 million and Adjusted EBITDA of $374.1 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA.
Our History
We were founded in 1995 as a developer, owner and operator of extended stay hotels. Following a period focused on new development, we became a consolidator of hotel properties by selectively acquiring extended stay companies and hotels, ultimately creating the largest mid-price extended stay company in North America. We were acquired in October 2010 and in November 2013, we reorganized and completed an initial public offering. We currently operate our extended stay hospitality platform with approximately 7,400 employees and are led by a management team with public company experience in hospitality, consumer retail and other service businesses.
Under our structure, ownership of a Paired Share represents an ownership interest in our hotel properties through ESH REIT and an ownership interest in our franchising and hotel management business, including the operation of our owned hotels, through the Corporation. This structure permits us to enjoy some, though not all, of the benefits of a REIT (i.e., while ESH REIT is taxed as a REIT for U.S. federal income tax purposes, all distributions paid by ESH REIT to the Corporation are subject to corporate level tax, effectively eliminating approximately 59% of the tax benefit of REIT status). See “—Our Corporate Structure.”

The Corporation
Extended Stay America, Inc. was incorporated in Delaware on July 8, 2013. As of December 31, 2020, the Corporation leased and operated 563 hotels, consisting of approximately 62,700 rooms, and franchised 83 hotels for third parties, consisting of approximately 8,500 rooms. The 563 hotels are owned by ESH REIT and are leased to, operated and managed by wholly-owned subsidiaries of the Corporation. All hotels currently operate under the Extended Stay America brand. In the near future, we expect to rebrand our hotels to the Extended Stay America Suites brand or the Extended Stay America Premier Suites brand, each of which will operate under the Extended Stay America umbrella brand. Wholly-owned subsidiaries of the Corporation own the brand and intellectual property related to our business and license them to third-party franchisees.
ESH REIT
ESH Hospitality, Inc. was formed as a limited liability company in Delaware on September 16, 2010, and was converted to a corporation on November 5, 2013. ESH REIT owns 563 hotel properties, five of which are subject to ground leases, that are leased to and operated by subsidiaries of the Corporation as described above. ESH REIT has elected and expects to continue to be taxed as a REIT.
Our Brand
We currently operate all our hotels under the Extended Stay America brand. All Extended Stay America-branded hotels feature in-room kitchens, free WiFi, flat screen TVs with premium cable channels and on-site guest laundry.
We recently conducted robust, guest-centric research to more deeply understand extended stay guest segments and establish a brand architecture that best resonates with our guests. Through these efforts, we identified a large, immediately adjacent, higher-rated extended stay target segment. This finding, in combination with industry data available to us, informed our decision to launch a step-up brand.
Later this year, we expect to launch our new step-up brand, Extended Stay America Premier Suites. The launch will include 32 existing newly constructed or recently renovated hotels. The brand will be defined by upgraded amenities, such as signature bedding, a free healthy breakfast bar, larger TVs, upgraded kitchens and spacious apartment-style room layouts. The hotels chosen for inclusion in the launch will require no additional capital investment beyond signage. This new brand is designed to increase our penetration of higher-rated extended stay guests, and we expect that Extended Stay America Premier Suites will grow by investing in select existing assets and through franchise development. All owned, newly constructed Extended Stay America hotels will be part of the Extended Stay America Premier Suites brand.
Our core offering will be re-branded to Extended Stay America Suites. We believe the addition of this modifier is a better fit for our product and expect it will result in a higher intent to stay and willingness to pay. We will refresh all marketing and distribution channels with our new branding, but in the interest of minimizing capital investment, the logo will remain largely intact and physical on-property changes will be contained to only the most visible signage.
This marks an important transition for us from a single-branded company to a multi-brand portfolio of Extended Stay America Suites and Extended Stay America Premier Suites under the Extended Stay America umbrella. A key finding from our research is that although we intend to expand our brand architecture, it is important to preserve the foundational Extended Stay America brand name, as it enjoys significant brand awareness as the category leader and high familiarity.

Our Corporate Structure
The following chart summarizes our corporate structure as of December 31, 2020.
1.Management and certain members of the Boards of Directors of each of the Corporation and ESH REIT hold approximately 0.7% of the Paired Shares.
2.Obligor under the Corporation Revolving Credit Facility and the Corporation Intercompany Facility, as defined. Each share of common stock of the Corporation is attached to and trades together with a share of Class B common stock of ESH REIT.
3.Shares of Class B common stock of ESH REIT, which are generally entitled to one vote per share. ESH REIT’s Class A and Class B common stock are generally entitled to the same distributions. Each share of Class B common stock of ESH REIT is attached to and trades together with a share of common stock of the Corporation.
4.Shares of Class A common stock of ESH REIT, which are entitled to the greater of (x) one vote per share or (y) the number of votes per share that would entitle the Class A common stock to approximately 59% of the total voting power of ESH REIT. ESH REIT’s Class A and Class B common stock are generally entitled to the same distributions.
5.Obligor under the ESH REIT Credit Facilities, as defined, and the ESH REIT Intercompany Facility, as defined. Issuer of the 2025 and 2027 Notes, as defined.

Our Industry
U.S. Lodging Industry
The lodging industry is a significant part of the U.S. economy and consists of over five million hotel rooms, according to AHLA. Lodging industry performance is generally tied to both macro and micro-economic trends in the United States and, similar to other industries, experiences both positive and negative operating cycles. Following a growth cycle of more than ten years, the lodging industry entered into a recession in early 2020 resulting from the COVID-19 pandemic, particularly due to certain government-imposed regulations and changes in customer behavior. For the first time since 2010, RevPAR declined for the U.S. lodging industry. According to PwC, RevPAR for the overall U.S. lodging industry declined 47.3% in 2020, and is expected to grow 19.1% in 2021. According to PWC, room supply declined 8.6% in 2020 and is expected to grow 5.2% in 2021.
U.S. Extended Stay Segment
Extended stay hotels represent a growing segment within the U.S. lodging industry, with approximately 545,000 rooms for the year ended December 31, 2020, according to Highland. The extended stay segment tends to follow the cyclicality of the overall lodging industry. Extended stay hotels are differentiated by price point into economy, mid-price and upscale segments. Our business is focused on the mid-price extended stay segment, which accounted for approximately 31% of the supply of extended stay rooms in 2020, approximately 43% of which are branded Extended Stay America.
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
ESH REIT’s revenues and earnings are generally highest during the fourth quarter of each calendar year as rental revenues contingent upon lessee hotel revenues are not deemed as earned for accounting purposes until certain lessee hotel revenue thresholds are achieved, which typically occurs in the fourth quarter. ESH REIT’s cash flows generally remain consistent each quarter.
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
Competition
We operate in a highly competitive industry, with sources of competition including other extended stay hotel brands, transient-oriented hotel brands that compete for both transient and extended stay guests and alternative lodging (including serviced apartments and private homes and rooms and apartments rented on the internet, also referred to as “peer-to-peer inventory sources”). In addition, we face competition for both quality acquisition opportunities and locations to build new hotels and for hotel owners and developers as potential franchisees. We also face competition from third-party intermediaries and, increasingly, from new channels of distribution, such as large companies that offer online travel services as part of their business model and search engines. See “Risk Factors—Risks Related to the Lodging Industry—We operate in a highly competitive industry and our inability to effectively compete for hotel guests or franchise contracts could have a material adverse effect on our business, results of operations or financial condition.”
Cultivation of the Best People and Evolution of Our Culture
Extended Stay America focuses on caring for people who are building a better future for themselves and their families. We work to achieve this mission by collectively and individually acting in ways that exemplify our key values: (i) put people first, (ii) do what’s right, (iii) create opportunity for growth and (iv) care for our community. While we understand that our values make the Company special, we believe that our behaviors make these values real.
We employ approximately 7,400 employees. Approximately 7,000 of these employees are hotel property-level employees, comprised of approximately 4,200 full-time employees and approximately 2,800 part-time employees. We believe our relationship with employees is good. None of our employees are currently represented by unions or covered by collective bargaining agreements.
Integral to the Company being able to fulfill its mission, including being able to deliver on operational and financial objectives, is ensuring we have the human capital necessary to execute our strategies to deliver results. Our human capital strategy includes the following elements:
•Effective recruitment and retention – it is critical that our hotels are staffed with skilled associates who are well supported; we utilize expansive recruitment strategies to select and train capable, experienced talent.
•Engaged performance review and management – we perform training and talent reviews regularly in order to ensure we have the appropriate capability and capacity to deliver expected levels of performance; we identify planned and contingency successors for positions at multiple levels in the organization.
•Engaged and inspired workforce – in order to meet and exceed the expectations of our guests, our workforce needs to clearly understand the Company’s mission and what is expected daily; our compensation programs aim to incentivize the achievement of individual and enterprise-wide objectives.
•Leveraging diversity, equity and inclusion – we are focused on ensuring the Company’s culture and practices reflect our commitment to diversity, equity and inclusion; we seek to create process and discipline which drive behaviors that are committed to building a more inclusive culture, valuing differences, fostering personal belonging, accountability for performance and supporting the improvement of the lives or our associates, guests and their families.
Sales, Marketing and Reservations
Approximately 43.2% of our total revenues in 2020 were derived from accounts managed by our sales team. This team is focused on growing the value of existing accounts, developing new business and partnering with our operations team to drive local and regional sales. We focus on customers with extended stay lodging needs, including major Fortune 500 companies, small and medium sized businesses, construction and project-based work, relocation and staffing consultants, as well as medical, technology, military and government organizations. In 2020, our sales organization focused on industry segments and accounts where workers must be physically present, such as construction, supply chain logistics and temporary medical workers. We expect the emphasis on these industries and accounts to continue.
We seek to maximize revenue in each hotel through our revenue management function, which determines prices and manages the availability of room inventory to different channels and customer segments. Our automated revenue management system allows us to automatically price against demand. Our objective with increases in occupancy is to achieve ADR growth by increasing our mix of 7-29 night customers and capturing a greater portion of retail and corporate rates with guests who stay 30 nights or longer.
Our marketing strategy is focused on growing awareness of our brand, including the recent announcement and forthcoming implementation of our new brand architecture, as well as driving demand for our hotels through a combination of media channels. We place a significant emphasis on digital marketing, buying search engine placement, internet display advertising and other media to drive traffic to our proprietary website and call center. We made enhancements to our website in 2020 and in 2021, expect to launch a redesigned website in order to increase traffic, conversion and ultimately revenue through simplifying the booking process, improving speed and reliability and employing a mobile-first strategy. We maintain a customer database and use it for targeted marketing activity. Our customer loyalty program, called Extended Perks, had more than 3.7 million members as of December 31, 2020. We believe this program has helped, and will continue to help, us generate repeat business and market directly to more of our customers.

We use a central reservation system to provide access to our hotel inventory through a wide variety of channels, including property-direct, our central call center, our website, travel agency global distribution systems and third-party intermediaries. We outsource our central reservation system and call center. In 2020, we facilitated a significant channel shift toward our most valuable and profitable proprietary channels. The proportion of owned hotel revenues from each of our distribution channels during the years ended December 31, 2020 and 2019, was as follows:

	Year Ended December 31,
	2020	2019	% Change
Property direct	25.9%	24.5%	1.4%
Central call center	31.5%	26.7%	4.8%
Proprietary website	21.3%	19.2%	2.1%
Third-party intermediaries	18.8%	26.2%	(7.4)%
Travel agency global distribution systems	2.5%	3.4%	(0.9)%
	100.0%	100.0%
We aim to improve channel profitability in 2021 by accelerating direct revenue through the redesign of our website, continued improvement of call center performance and better definition of the loyalty program. We also intend to continue to leverage our core strategic competitive advantage, a uniquely singular focus on extended stay guests, by targeting and driving business with guests who stay seven nights or longer.
Environmental, Health and Safety Matters
Our hotel properties are subject to various federal, state and local environmental laws relating to environmental protection. Under these laws, governmental entities have the authority to require us, as the current or former owner of a property, to perform or pay for the clean-up of contamination (including hazardous substances, waste or petroleum products) at or emanating from the property and to pay for natural resource damage arising from contamination. These laws often impose liability without regard to whether the owner or operator knew of or caused the contamination. Such liability can be joint and several, so that each covered person can be responsible for all of the costs involved, even if more than one person may have been responsible for the contamination. We can also be liable to private parties for costs of remediation, personal injury and death and/or property damage resulting from contamination at or emanating from our owned hotel properties. Moreover, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.
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
In addition, our hotels (including our real property, operations and equipment) are subject to various federal, state and local environmental, health and safety regulatory requirements that address a wide variety of issues, including, but not limited to, the use, management and disposal of hazardous substances and wastes, air emissions, discharges of waste materials (such as refuge or sewage), the registration, maintenance and operation of our boilers and storage tanks, asbestos and lead-based paint. Some of our hotels also routinely handle and use hazardous or regulated substances and wastes as part of their operations, which are subject to regulation (i.e., swimming pool chemicals or biological waste). Our hotels incur costs to comply with these environmental, health and safety laws and regulations, and if these regulatory requirements are not met or become more stringent in the future, or unforeseen events result in the discharge of dangerous or toxic substances at our hotel properties, we could be subject to materially increased costs of compliance, fines and penalties for non-compliance, and material liability from third parties for harm to the environment, damage to real property or personal injury and death. We are aware of no past or present environmental liability for non-compliance with environmental, health and safety laws and regulations that we believe would have a material adverse effect on our business, assets or results of operations. However, additional operating cash and capital expenditures could be incurred if new or more stringent requirements are enacted in the future.
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
Regulation
A number of states and local governments regulate the licensing of hotels by requiring registration, disclosure statements and compliance with specific standards of conduct. We believe that each of our owned hotels has the necessary permits and approvals to operate its respective business and we intend to continue to obtain these permits and approvals for any new hotels. We are also subject to laws governing our relationship with our employees, including minimum wage requirements, overtime, meal and rest periods, working conditions and work permit requirements. An increase in the minimum wage rate, employee benefit costs or other costs associated with employees could materially adversely affect our business, including our results of operations. There are frequently proposals under consideration at the federal, state and local levels to increase the minimum wage and to expand overtime pay and benefits requirements. Compliance with new laws and regulations can affect the profitability of hotels franchised or owned and could adversely affect our operations.
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

Insurance
Properties that we manage, franchise and own outright are insured under different insurance programs depending on whether the property participates in our insurance programs or in the insurance programs of the property owner. We maintain insurance coverage for our owned hotels under our insurance programs for liability, property, workers compensation and other risks with respect to our business. Our liability insurance provides coverage for most claims, including terrorism, our operations and automobiles. Our property insurance provides coverage for risks to our properties including fire, windstorm, flood, earthquake and terrorism. Property insurance also includes business interruption coverage. Our workers compensation insurance provides coverage for employee injuries in the course and scope of employment. We also maintain cyber-risk insurance for systems and data controlled by us. Cyber-risk insurance generally covers all Company-controlled systems and Company-controlled data in properties that we manage, franchise and own. We believe our insurance policies, as well as those maintained by third-party owners are adequate for foreseeable losses and on terms and conditions that are reasonable and customary with solvent insurance carriers. Our franchise agreements require our franchisees to maintain liability, property, business interruption, workers compensation and other insurance at our franchised properties. While we believe that our insurance coverage is adequate, our business, results of operations and financial condition could be materially adversely affected if we were held liable for amounts exceeding the limits of our insurance coverage or for claims outside the scope of our insurance coverage.
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

Item 1A.    Risk Factors
You should carefully consider the following risks as well as the other information included in this combined annual report on Form 10-K in the evaluation of our Company and business. Any of the following risks could materially and adversely affect our business, financial condition or results of operations, including our ability to pay distributions to our shareholders. It is not possible to predict or identify all such factors. As such, you should not consider any such list to be a complete statement of all potential risks and uncertainties. The risks summarized below highlight some of the factors that have affected or could affect us in the future.
Risks Related to Economic Conditions and COVID-19
•The continuing crisis resulting from the COVID-19 pandemic has negatively affected and will likely continue to negatively affect our business, results of operations, financial condition and cash flows.
•The effects of the COVID-19 pandemic could negatively impact our liquidity position, limit or restrict our ability to access new sources of capital and negatively impact our ability to maintain compliance with the financial covenants and other terms of the agreements governing our existing indebtedness.
Risks Related to the Lodging Industry
•We operate in a highly competitive industry and our inability to effectively compete for hotel guests or franchise contracts could have a material adverse effect on our business, results of operations or financial condition.
•The lodging industry, including the extended stay segment, is cyclical and a worsening of general economic conditions or low levels of economic growth could materially adversely affect our business, financial condition or results of operations, including our ability to pay distributions to our shareholders.
Risks Related to Our Business Strategy
•Some of our business strategies depend upon skills and capabilities that are being further developed.
•Our capital expenditures may not result in expected returns on investment.
•Access to capital, timing, budgeting and other risks associated with the ongoing need for capital expenditures at our hotel properties could materially adversely affect our financial condition and limit our ability to compete effectively and pay distributions to our shareholders.
•Some of our existing third party and owned development pipeline may not be completed on our expected timeline or at all, which could materially adversely affect our growth prospects.
Risks Relating to Our Operations
•Our business depends on the quality and reputation of our brand, and any deterioration in the quality or reputation of our brand or the lodging industry could materially adversely affect our market share, reputation, business, financial condition or results of operations.
•Our business is subject to risks relating to doing business with third-party owners, including franchisees, that could materially adversely affect our reputation, financial condition or results of operations.
•The geographic concentration of our owned portfolio may make us particularly susceptible to adverse developments in geographic areas in which we own and operate a substantial portion of our hotels.
•An increase in the use of third-party intermediaries to book online hotel reservations could materially adversely affect our business, financial condition and results of operations.
•We are reliant upon technology and the disruption or malfunction in our information technology systems could materially adversely affect our business.
•Cyber risk and the failure to maintain the integrity of internal or customer data could harm our reputation or subject us to costs, fines or lawsuits, or limit our ability to accept credit cards
•We are exposed to a variety of risks associated with safety, security and crisis management.
•Labor shortages or employment regulation could restrict our ability to operate our hotels or implement our business strategies or result in increased labor costs that could reduce our profitability.

Risks Related to Legal and Regulatory Compliance
•Compliance with the laws and regulations, including those related to environmental, health and safety, that apply to our hotel properties and our franchise relationships could materially adversely affect our ability to complete future developments, acquisitions or renovations, result in significant costs or delays and adversely affect our business strategies.
•Compliance with the American with Disabilities Act and similar laws could require us to incur substantial costs.
•Changes to accounting rules or regulations may adversely affect our reported financial condition and results of operations.
•Recent changes in tax law pursuant to the TCJA and the CARES Act affected the taxation of the Corporation.
•Adverse judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of our business could reduce our profitability or limit our ability to operate our business.
Risks Related to Our Indebtedness
•We have a significant amount of debt and debt service obligations that could adversely affect our financial condition and limit operational flexibility.
•Our indebtedness is subject to restrictive covenants that could limit our ability to conduct our operations and have a material negative impact on our business, financial condition and operations if we are unable to comply with these covenants.
Risks Related to ESH REIT and its Status as a REIT
•Failure of ESH REIT to qualify as a REIT or remain qualified as a REIT would cause it to be taxed as a regular C corporation, which would expose it to substantial tax liability and substantially reduce the amount of cash available to pay distributions to its shareholders.
•Our structure has been infrequently utilized by public companies and the IRS could challenge ESH REIT’s qualification as a REIT.
•The ownership limits that apply to REITs, as prescribed by the Internal Revenue Code (the “Code”) and by ESH REIT’s charter, may inhibit market activity in our Paired Shares and restrict our business combination opportunities.
•The REIT distribution requirements could materially adversely affect ESH REIT’s liquidity and may force ESH REIT to borrow funds or sell assets during unfavorable market conditions or make taxable distributions of its capital stock.
•Dividends paid by REITs do not qualify for the reduced tax rates available for certain “qualified dividends,” but would generally qualify for a partial deduction with respect to certain taxpayers.
•Applicable REIT laws may restrict certain business activities and increase our overall tax liability.
•The prohibited transactions tax can limit our ability to sell properties.
•Recent changes in tax law pursuant to the TCJA and the CARES Act affected the taxation of ESH REIT and may affect the desirability of investing in a REIT relative to a regular non-REIT corporation.

Risks Relating to Economic Conditions and COVID-19
The continuing crisis resulting from the COVID-19 pandemic has negatively affected and will likely continue to negatively affect our business, results of operations, financial condition and cash flows.
The COVID-19 pandemic has significantly affected the global economy and strained the lodging industry due to travel restrictions, stay-at-home directives and changing consumer patterns in response to the pandemic, all of which have resulted in reduced travel and increased cancellations. As such, COVID-19 had a negative impact on our results of operations for the year ended December 31, 2020, resulting in a decline in the Company’s RevPAR and Adjusted EBITDA of 16.1% and 30.1%, respectively, and it may continue to negatively affect future results in the short to medium term. Currently, the timing of widespread immunization and long-term efficacy of currently-available vaccines is uncertain. The current and uncertain future impact of the COVID-19 pandemic, including its effect on the ability or desire of people to travel and use our hotel properties, may to continue to negatively affect our business, results of operations, financial condition and cash flows.
As a result of recent surges in COVID-19 throughout the United States, we have been and expect to continue to be negatively affected by government regulations and travel advisories to fight the pandemic, including occupancy limits for certain business establishments, which may in the future include our hotels, and requirements that individuals self-quarantine when traveling from one state to another. Lodging demand may remain weak for an undetermined length of time and we cannot predict if or when ADR and occupancy rates will return to pre-outbreak levels. Adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth resulting from the impact of COVID-19, are expected to continue to negatively affect travel and lodging demand.
Our operating margins declined during the year ended December 31, 2020, as a result of the COVID-19 pandemic. In an effort to limit such decline, we sought to reduce certain variable operating costs, a component of which included a decline in labor hours for certain employees on staff at certain of our hotels. The steps we have taken to reduce operating costs and additional steps we may take in the future to reduce operating costs may negatively affect our brand reputation or our ability to attract and retain employees. Even after the pandemic subsides, we could experience unfavorable long-term impacts on our operating costs as a result of attempts to counteract future outbreaks of COVID-19 or other viruses due to, for example, enhanced health and hygiene requirements in one or more regions or other such measures. Should any corporate or other team members become ill from COVID-19 and unable to work, the attention of management could be diverted. Such disruptions to our businesses could ultimately increase overall operating costs and decrease operating efficiencies.
It continues to be a challenge to predict the ultimate impact that COVID-19 will have on third-party owners, service providers, travel agencies, suppliers and other vendors. In particular, if third-party owners of our hotels are unable to maintain their hotels and service indebtedness secured by their hotels, our results of operations and reputation could suffer. Bankruptcies, sales or foreclosures involving our hotels could, in some cases, result in the termination of our franchise agreements, which would negatively affect our results of operations. Hotel owners with financial difficulties may be unable or unwilling to pay us amounts that we are entitled to on a timely basis or at all. Current and ongoing economic conditions also could affect our ability to enter into management and franchise agreements with potential third-party owners of our hotels, who may be unable to obtain financing or face other delays in developing hotel projects. As a result, some properties in our development pipeline may not enter our system when we anticipated or at all.
The performance of the lodging industry, including the extended stay segment, is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels, which may continue to be impacted even after the COVID-19 pandemic subsides. Declines in corporate budgets and spending and in consumer demand, concerns over recessionary economic conditions, risk affecting or reducing travel patterns, lower consumer confidence, increases in unemployment or adverse political conditions may have a material adverse effect on revenues and profitability of our hotels, including the amount of franchise and management fee revenues we are able to generate. We rely on the strength of regional and local economies with respect to the performance of each of our properties.
The extent of the effects of COVID-19 on our business and the overall lodging industry is highly uncertain and will ultimately depend on future developments, including, but not limited to, the duration and severity of additional outbreaks, the timing and availability of vaccinations and other treatments, and the length of time it takes for lodging demand and pricing to stabilize. Given this uncertainty, we are presently unable to estimate the full impact to our future results of operations, cash flows and financial condition.
The effects of the COVID-19 pandemic could negatively impact our liquidity position, limit or restrict our ability to access new sources of capital and negatively impact our ability to maintain compliance with the financial covenants and other terms of the agreements governing our existing indebtedness.

We must maintain, renovate and improve our hotel properties in order to remain competitive, maintain the value and brand standards of our hotel properties and comply with applicable laws and regulations. Maintenance, renovations and improvements to our hotel properties create an ongoing need for cash for us or our franchisees, and to the extent this need cannot be funded from cash generated by operations, funds must be borrowed or otherwise obtained. Our hotels are our primary source of income and cash flow from operations. Although we generated cash flow from operations of $218.8 million during the year ended December 31, 2020, such amount represents a decrease of $181.2 million compared to the year ended December 31, 2019. In light of this decrease, in March 2020 we fully drew on $399.8 million under our revolving credit facilities. In August 2020, we repaid the full outstanding balance of $350.0 million under the ESH REIT Revolving Credit Facility. As of December 31, 2020, $49.8 million remains outstanding on the Corporation Revolving Credit Facility, with no remaining available borrowing capacity, and $350.0 million in borrowing capacity remains available under the ESH facilities.
We may be required to raise additional capital in the future and our access to and cost of financing will depend on, among other things, economic conditions, conditions in financial markets, the availability of sufficient amounts of financing, our prospects and credit ratings. If our credit ratings are downgraded, or general market conditions ascribe higher risk to our rating levels, our industry or us, then our access to capital and the cost of any debt financing will likely be negatively affected. In addition, the terms of future debt agreements may include more restrictive covenants or require incremental collateral, which may further restrict our business operations. There is no guarantee that debt financings will be available in the future to fund our obligations, including the maturity of existing debt facilities, or that they will be available on terms consistent with our expectations.
The negative impact to our operations as a result of the pandemic has substantially reduced RevPAR due to declines in occupancy rates and ADR. If we are unable to generate sufficient revenues from our hotels or if we experience declines in demand, this could negatively impact our ability to remain in compliance with our debt covenants or meet our payment obligations. We may not be able to meet our debt covenants or pay our obligations as they become due and could risk default under the agreements governing our indebtedness, including our credit facilities and indentures governing our senior notes, which could give lenders the right to accelerate the amounts outstanding, and therefore raise substantial doubt about our ability to continue as a going concern.
In May 2020, we amended the Corporation Revolving Credit Facility to, among other things, suspend the quarterly tested leverage covenant for the fiscal quarters ending June 30, 2020, September 30, 2020, December 31, 2020 and March 31, 2021. In addition, for the quarter ended June 30, 2021 through the quarter ended December 31, 2021, the leverage covenant calculation has been modified to use annualized EBITDA as opposed to trailing twelve-month EBITDA. Throughout the suspension period (i.e., through March 31, 2021), the Company has agreed to maintain minimum liquidity of $150.0 million and to limit share repurchases and dividend payments made by the Corporation. We cannot assure you that the Corporation Revolving Credit Facility amendment will be the only covenant suspension, waiver or amendment required by us, or that this amendment will prevent us from future covenant breaches and/or the acceleration of our indebtedness.
In response to reductions in cash flow from operations at the Corporation due to the COVID-19 pandemic and reductions in distribution income in respect of its ownership of 100% of the Class A common stock of ESH REIT, in July 2020 we executed an intercompany facility between the Corporation, as borrower, and ESH REIT, as lender, in an effort to further ensure the Corporation’s current and future liquidity. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—the Corporation.”
We hold a significant amount of long-lived assets, including goodwill and certain intangible assets. We evaluate our tangible and intangible assets quarterly for impairment, or more frequently based on various triggers, including when a property has current or projected operating losses or when other material trends, contingencies or changes in circumstances indicate that a triggering event has occurred such that an asset’s value may not be recoverable. See Note 2 to each of the consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K. Times of economic distress and/or uncertainty, declining demand and declining earnings often result in declining real estate and real property values. The Company incurred impairment charges totaling $1.1 million during the year ended December 31, 2020. We may incur future impairment charges which could have a material adverse effect on our results of operations and earnings.
Risks Related to the Lodging Industry
We operate in a highly competitive industry and our inability to effectively compete for hotel guests or franchise contracts could have a material adverse effect on our business, results of operations or financial condition.

Competition for hotel guests—The lodging industry is highly competitive. We compete primarily with other purpose-built extended stay hotels (including those owned and operated by major hospitality chains with well-established, recognized brands and loyalty programs and individually-owned extended stay hotels), as well as traditional hotels and lodging facilities (including limited service hotels), alternative lodging (including serviced apartments and private homes, rooms and apartments rented on the internet, also referred to as “peer-to-peer inventory sources”) and other franchisors in the lodging industry. Many of the major hospitality chains own multiple brands that provide them substantial economies of scale. We also face increased competition due to the ease of access to search engines and third-party intermediaries, particularly as those intermediaries continue to consolidate, and the growing acceptance of alternative lodging sources, particularly peer-to-peer inventory sources. We compete based on a number of factors, including room rates, quality of accommodations, service levels, convenience of location, reputation, loyalty programs, reservation systems, brand recognition, supply and availability of alternative lodging and ability to reach potential guests through multiple distribution channels. See “Business—Competition.” If we are unable to compete successfully, our revenues or profits may decline.
To maintain or increase our rates, we may face pressure to offer increased services and amenities at our hotel properties, which are purpose-built, comparable to those offered at traditional hotels, which could increase our operating costs and reduce our profitability. We do not expect to increase our rates to match all of our competitors, and a number of our competitors have a significant number of members in well-established guest loyalty programs which may enable them to attract more customers and more effectively retain such customers. Our competitors may also have greater financial and marketing resources than we do, which could allow them to reduce their rates, offer greater convenience, services or amenities, build new hotels in direct competition with our existing hotels, improve their properties, achieve additional economies of scale, replace older properties with new ones at a faster pace than we can, invest in more sophisticated technology and expand and improve their marketing efforts, all of which could have a material adverse effect on our business, financial condition and results of operations.
Competition for franchise contracts—We compete with other lodging brands and products for franchisees. Franchisees choose franchise systems based on a variety of reasons, including potential returns on investment, brand name recognition and reputation, brand standard requirements, franchisors’ ability and willingness to invest capital, fees and other contract terms, availability of suitable hotels in certain geographic areas, sales support, marketing support, reservations systems, information technology systems, operational support, purchasing programs and other support systems. Some of our competitors have both size and scale advantages that enable them to spread the fixed costs of these systems over many properties and brands. To the extent that our investments to support a competitive franchise platform are not offset by other advantages of our franchise offering, our franchise operations could be negatively affected. Our ability to compete effectively for new franchise agreements could be reduced if our franchised hotels perform less successfully than those of our competitors, if we are unable to offer terms as favorable as those offered by our competitors or if new brands are launched.
The lodging industry, including the extended stay segment, is cyclical and a worsening of general economic conditions or low levels of economic growth could materially adversely affect our business, financial condition or results of operations, including our ability to pay distributions to our shareholders.
The performance of the lodging industry, including the extended stay segment, is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Declines in corporate budgets and spending and consumer demand, including due to adverse general economic conditions, concerns over a potential recession, governmental conditions, risks affecting or reducing travel patterns, lower consumer confidence, increases in unemployment or adverse political conditions, may have a material adverse effect on the revenues and profitability of our hotels, including the amount of franchise and management fee revenues we are able to generate from franchised properties. In particular, the effects of the pandemic, including the responses from local, state and federal governments, have further exacerbated risks to the performance within the lodging industry and we cannot predict if and when the effects of the COVID-19 pandemic will subside.
Changes in consumer demand and general business cycles can subject and have subjected our revenues to significant volatility. The majority of our expenses are relatively fixed. These fixed expenses include labor costs, interest, real estate taxes and insurance premiums, all of which may increase at a greater rate than our revenues. The expenses of owning and operating hotels are not significantly reduced when circumstances such as market and economic factors and competition cause a reduction in revenues. Where cost-cutting efforts and capital expenditure reductions are insufficient to offset declines in revenues, we could experience a material decline in operating margins, reduced operating cash flows or losses. If we are unable to decrease our expenses significantly or rapidly when demand for our hotels decreases, the decline in our revenues could have a material adverse effect on net operating cash flows and profitability. This effect can be especially pronounced during periods of economic contraction or slow economic growth. Economic downturns generally affect the results derived from owned hotel properties more significantly than those derived from franchised properties given the greater exposure owners have to the properties’ performance. Our proportion of owned hotel properties, compared to the number of properties we franchise for third parties, is larger than many of our competitors and, as a result, an economic downturn could have a greater adverse effect on our results of operations.
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
The extended stay segment has tended to follow the overall cyclicality of the lodging industry. In periods of declining demand, including throughout the COVID-19 pandemic, competition for guests may result in more reliance on longer-term guests, who generally pay lower rates than shorter-term guests, or on lowering room rates to induce shorter-term demand, either of which could reduce revenues, margins and profitability. Equally, in periods of increasing demand, a transition to shorter-term guests paying higher rates might result in increased hotel expenses for amenities considered necessary to attract those guests, such as daily rather than weekly housekeeping, and greater operating and amenity costs, such as increased volume of check-ins and check-outs, all of which may reduce operating margins.
Uncertainty regarding the future rate, pace and duration of economic growth makes it difficult to predict future profitability levels, and such uncertainty has become more challenging due to the effects of the COVID-19 pandemic. A slowing of the current economy or sustained or new economic weakness could adversely affect demand and our ability to execute on our strategies and could materially adversely affect operating revenues and our overall profitability.
Our revenues are subject to seasonal fluctuations.
The lodging industry is seasonal in nature. The Company’s occupancy rates and revenues, as well as those of our third-party owners, vary from property to property, depending principally upon their location and competitive mix within the specific location; however, generally occupancy rates and revenues are lower during the first and fourth quarters of each calendar year. Quarterly variations could materially adversely affect the Company’s near-term revenues and cash flows, which in-turn could have a material adverse effect on the Company’s business, financial condition and results of operations.
Risks Related to Our Business Strategy
Some of our business strategies depend upon skills and capabilities that are being further developed.
Several of our business strategies, including franchising hotels for third-party owners, brand creation and diversification and real estate construction and development are relatively new to us. Real estate construction and development involves large deployments of capital and inherent timing and market risks, while franchising and managing hotels for third-party owners involves reputational risks as well as the ability of us and our franchisees to meet contractual obligations. Brand creation and diversification involves marketing risks as well as operational engagement and understanding of customer needs. Our ability to manage these risks and successfully execute these strategies will depend on our continuing ability to attract and retain qualified and experienced personnel and consultants, contractors and others with the necessary expertise and to develop that expertise internally over time, and we can provide no assurance that we will be able to do so. Our inability to develop or acquire necessary and complementary skills and capabilities to effectively and successfully execute our business strategies could have a material adverse effect on our business.
Our capital expenditures may not result in expected returns on investment.
The realization of returns on capital investments in line with our expectations is dependent on a number of factors, including, but not limited to, general economic conditions, including the effects of the COVID-19 pandemic and other events beyond our control, whether our assumptions in making the investments were correct and changes in the factors underlying investment decisions, such as changes in the tastes and preferences of our customers or overall lodging demand. We can provide no assurance that we will realize our expected returns on current investments or any returns at all, or that our future investments, including ongoing or future hotel renovations and investments in the new step-up brand, will result in expected returns, returns consistent with prior investments or any returns at all. Growth we realize as a result of capital expenditures or other investments may stabilize over time. A failure to realize expected returns could materially adversely affect our business, financial condition and results of operations.

Access to capital, timing, budgeting and other risks associated with the ongoing need for capital expenditures at our hotel properties could materially adversely affect our financial condition and limit our ability to compete effectively and pay distributions to our shareholders.
Real estate ownership in the lodging industry is a capital intensive business that requires significant capital expenditures. We must maintain, renovate and improve our hotel properties in order to remain competitive, maintain the value and brand standards of our hotel properties and comply with applicable laws and regulations. Maintenance, renovations and improvements to our hotel properties create an ongoing need for cash for us or our franchisees, and, to the extent they cannot be funded from cash generated by operations, funds must be borrowed or otherwise obtained. We also intend to continue to pay regular distributions to our shareholders and for ESH REIT to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs, which may constrain our ability to retain cash for future capital expenditures. Access to the capital that we need to renovate and maintain our existing hotel properties as well as to develop, construct or acquire new hotel properties and to grow our franchise business is critical to the continued growth of our business and our revenues. The availability of capital or the conditions under which we can obtain capital can have a significant impact on the overall level, cost and pace of future maintenance, renovations and improvement plans, as well as development, construction or acquisitions of hotel properties and therefore the ability to meaningfully execute our business strategies. In the past, reduced ongoing maintenance and/or capital investment in our hotel properties resulted in declining performance of our business.
Our ongoing operations, capital expenditures and business strategies subject us to the following risks:
•potential environmental problems, such as the need to remove or abate mold or asbestos-containing materials;
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
Our principal assets consist of real property. Our real estate ownership subjects us to additional risks not applicable to competitors that only franchise or managed hotel properties, including:
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
•the average age of hotels in our portfolio, which is approximately 21.1 years, and the potential cost and difficulty in replacing obsolete hotels with new hotels;
•the possibility that expense increases will outpace revenue increases and that in the event of an economic downturn, our high proportion of fixed expenses will make it difficult to reduce our expenses to the extent required to offset declining revenues;

•changes in laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance;
•events beyond our control, such as acts of war, armed hostilities, terrorist attacks, travel-related health concerns, public health crises (including pandemics such as the COVID-19 pandemic) government shutdowns, interruptions in transportation systems, travel-related accidents, fires, natural and man-made disasters and severe weather events;
•contingent liabilities that exist after we have exited a property; and
•increased potential civil liability for accidents, unrest or other occurrences on owned properties.
Some of our existing third party and owned development pipeline may not be completed on our expected timeline or at all, which could materially adversely affect our growth prospects.
Our business strategy includes the expansion of our hotel portfolio through franchising of our brand to third-party hotel owners, as well as through the development, construction and/or acquisition of owned hotels. As of December 31, 2020, we had eight hotels in our owned development pipeline, including owned hotel sites where we have initiated permitting or site work and owned hotel sites where we are under construction. Also as of December 31, 2020, we had 48 hotels in our third-party pipeline. These include 21 hotels where we have commitments to build or convert and 27 hotels for which franchise applications are approved that are in various stages of conversion, pre-development or construction. Due to the macroeconomic impact of the COVID-19 pandemic on the overall lodging industry, the timeline for certain owned hotel development and/or franchise pipeline activities has been extended and may be unpredictable. Commitments are subject to numerous conditions and the eventual development and completion of construction of our owned and third-party pipeline is subject to numerous risks, including our or the third-party owner’s ability to obtain adequate financing and governmental or regulatory approvals, design defects, construction delays and cost overruns and force majeure events. As a result, we cannot assure you that every hotel in our owned and franchise pipeline will develop into a new hotel that enters our system or that new hotels will open on our expected timing.
The success of expanding our business through franchising is dependent on the strength of our brand and our ability to attract new franchisees. See “—Our business is subject to risks relating to doing business with third-party owners, including franchisees, that could materially adversely affect our reputation, financial condition or results of operations.”
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
•assuming unknown and contingent liabilities; and
•creating additional expenses.
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
Any failure to integrate completed acquisitions in an efficient and timely manner could result in reputational harm or have a material adverse effect on our financial condition or results of operations, and we may not realize the benefits that were expected at the time of acquisition. Integration efforts may take longer than we anticipate and involve unexpected costs. In addition, as a result of any acquisition, we may assume franchise or management agreements with terms that are less favorable than our existing franchise or management agreements.
We expect to continue to divest hotel properties or other assets. Divestitures may be unsuccessful and/or divert our management’s attention.
We expect to continue to divest certain hotel properties as part of our long-term business strategy. For example, we recently completed a hotel disposition of one of our hotel properties in Northern California for $65.0 million. There are numerous risks commonly encountered in asset divestitures, including diversion of management’s attention, loss of key employees, difficulties in the separation of operations, services and personnel and damage to existing customer, vendor and other business relationships. Assets sales may yield lower than expected returns. In some circumstances, sales of properties or other assets may result in losses. In addition, sellers typically retain certain liabilities or indemnify buyers for certain matters such as lawsuits, tax liabilities and environmental matters. The magnitude of any such retained liability or indemnification obligation may be difficult to quantify at the time of the transaction, may involve conditions outside our control and ultimately have a material adverse effect on our results of operations and earnings.
Risks Relating to Our Operations
Our business depends on the quality and reputation of our brand, and any deterioration in the quality or reputation of our brand or the lodging industry could materially adversely affect our market share, reputation, business, financial condition or results of operations.
Our brand and our reputation are among our most important assets. We currently operate and franchise all of our hotels under the Extended Stay America brand. In the near future, we expect to rebrand our hotels to the Extended Stay America Suites brand or the Extended Stay America Premier Suites brand, each of which we expect will operate under the Extended Stay America umbrella brand. Our ability to attract and retain guests and franchisees depends, in part, upon the external perceptions of Extended Stay America, the quality of our hotels and services and our corporate and management integrity. Negative reviews of our hotels or our franchisees’ hotels, an incident involving the potential safety or security of our guests or employees, cyber-attacks or security breaches, crime, hotel property-level notoriety, lawsuits, negative publicity regarding safety or security at our competitors’ properties or regarding our third-party vendors, franchisees or the industry, and any media coverage resulting therefrom, may harm our brand and our reputation, and cause a loss of consumer confidence that could result in a material adverse effect on our results of operations. Additionally, our reputation could be harmed if we fail to act responsibly or are perceived as not acting responsibly or fail to or are perceived to not comply with regulatory requirements in a number of areas such as safety and security, accessibility, data security, employment, sustainability and environmental management. A negative incident at one hotel could have far-reaching effects, including lost revenues, guest boycotts, loss of development or franchise opportunities and employee difficulties. Such an incident could also subject us to legal actions, including litigation, governmental investigations or penalties, along with the resulting additional negative publicity. The considerable expansion in the use of social media and online review sites over recent years has compounded the potential scope and speed of negative publicity, whether or not the description of any events or conditions by social media is accurate. Adverse incidents have occurred in the past and are likely to occur in the future.
Our business relies on the maintenance and protection of our trademarks and other intellectual property.
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

We earn fees for franchising hotel properties owned by third parties and expect our franchise business to increase over time. As of December 31, 2020, 83 hotels in our system were owned by third parties and operated under franchise and/or management agreements. Our revenues and operating results are dependent upon the ability of these third-party owners to generate revenues at their franchised properties. If the revenues of our third-party owners decrease, or our third party-owners close their hotels, our results of operations may be materially adversely affected.
The viability of our franchise business also depends on our ability to establish and maintain long-term, positive relationships with third-party owners and our ability to enter into and renew franchise agreements. The effectiveness of our management, the value of our brand and the rapport we maintain with our third-party owners impact the renewal of existing agreements and are also important factors for current or new third-party owners considering doing business with us. Although our franchise contracts are typically long-term arrangements, hotel owners may be able to terminate the agreements under certain circumstances, including the failure of us or the owner to meet specified financial or performance criteria. Our ability to meet these financial and performance criteria is subject to, among other things, risks common to the overall hotel industry, including factors outside of our control. If a third-party owner breaches the terms of their franchise agreement, we may elect to exercise our termination rights. If a franchise agreement terminates prematurely, we would lose the revenues we derive from that agreement and could incur expenses related to terminating our relationship with the third party and exiting the hotel property. In addition, negative franchise pricing trends could adversely affect our ability to negotiate fees and other matters with hotel owners. If we fail to maintain and renew agreements on terms similar to our existing arrangements, or enter into new agreements on less favorable or unfavorable terms, we may be unable to expand our presence and our franchise business and our financial condition and results of operations may suffer.
The continued growth of our franchise business may be affected, and may potentially be limited, by factors influencing real estate development generally, including site availability, construction costs, financing, planning, zoning and other local approvals. In addition, market factors such as projected room occupancy, changes in demand growth compared to projected supply and anticipated room rate structure, if not managed effectively by third-party owners, as well as geographic area restrictions, could adversely affect the growth of our franchise business.
Many of our third-party owners pledged their hotel properties as collateral under loans. If our third-party owners are unable to repay or refinance maturing indebtedness on favorable terms or at all, their lenders could declare a default, accelerate the related debt and repossess the property. A repossession could result in the termination of our franchise and/or management agreement or eliminate royalty and other fee-based revenues from the property. In addition, third-party owners depend on financing to acquire, develop and improve hotels and, in some cases, fund operations during down cycles. Our third-party owners’ inability to obtain adequate funding could materially adversely affect the maintenance and improvement plans of existing hotels, result in the delay or stoppage of the development of our existing pipeline and limit future pipeline development. In addition, if a third-party owner files for bankruptcy, our franchise or management agreements may be terminable under applicable law.
Third-party owners are required to comply with our brand quality and reputation standards, which include requirements related to the physical condition, safety standards and appearance of the properties as well as use of technology and service levels provided by hotel employees. These standards may evolve with guest preference or we may introduce new requirements over time. Guest preference for our brand may diminish if we or our third-party owners fail to make investments necessary to maintain or improve the hotel properties and services in accordance with our standards. If third-party owners fail to observe our brand standards, we may elect to exercise our termination rights, which would eliminate royalty and other fee-based revenues from these properties and cause us to incur expenses related to terminating these contracts.
Our franchise agreements require us and third-party owners to comply with certain provisions that are subject to interpretation and could result in disagreements. We cannot predict the outcome of any arbitration or litigation, the effect of any negative judgment against us or the amount of any settlement that we may enter into with any third-party owner.
We plan to continue expanding our franchise business with third-party franchisees. We expect that the development and expansion of our franchise system will require additional significant expenditures, including investments in human capital, marketing and information technology, and could divert management’s attention from other business concerns, each of which could have a material adverse effect on our business, financial condition and results of operations. The viability of our franchise business will depend on our ability to establish and maintain good relationships with franchisees and deliver services and franchisee returns. See “—Our business is subject to risks relating to doing business with third-party owners, including franchisees, that could materially adversely affect our reputation, financial condition or results of operations.”

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
The geographic concentration of our hotel portfolio may make us particularly susceptible to adverse developments in geographic areas in which we own and operate a substantial portion of our hotels.
The concentration of our owned hotel properties in a particular geographic area may materially impact our operating results if that area is impacted by negative economic developments or other unfavorable factors. As of December 31, 2020, 15.8% of our rooms were in California, 10.4% of our rooms were in Florida, 7.5% of our rooms were in Texas and 5.5% of our rooms were in Illinois. We are particularly susceptible to adverse economic or other conditions in these markets (such as periods of economic slowdown or recession, business layoffs or downsizing and industry slowdowns, all of which have become subject to increased risk due to the effects of the COVID-19 pandemic, as well as relocations of businesses, increases in real estate and other taxes and the cost of complying with governmental regulations or increased regulations), as well as to severe weather events, man-made and natural disasters or terrorist events that occur in these markets. Our business, financial condition and results of operations would be materially adversely affected by any significant adverse developments in any of those markets. Our operations may also be materially adversely affected if competing hotels are built in these markets. Furthermore, local markets within any of these larger geographic areas may be dependent on the economic performance of a limited number of industries, or in some instances single businesses, that drive those markets.
An increase in the use of third-party intermediaries to book online hotel reservations could materially adversely affect our business, financial condition and results of operations.
For the year ended December 31, 2020, 18.8% of our total hotel revenues were booked through third-party intermediaries, to whom we commit to pay various commissions and transaction fees for sales of our rooms through their systems. These intermediaries primarily focus on shorter-stay leisure travel and also provide offerings for corporate travel and group meetings. Some third-party intermediaries have extensive financial resources and use a variety of marketing methods to attract customers and develop brand loyalties. The costs of distribution through these channels is higher than through our proprietary booking channels, and while shorter-term business is sometimes at higher rates, due to the higher cost of servicing those customers the profitability to us may be lower than with our core extended stay customers. Many of the major hospitality chains own multiple brands that provide them substantial economies of scale and are able to negotiate lower commissions and transaction fees with third-party intermediaries. Accordingly, our business, financial condition and results of operations could be harmed if a disproportionate amount of our business is distributed by third-party intermediaries.
During the year ended December 31, 2020, revenue bookings through our proprietary, lower cost distribution channels increased by 8%. In the future, if we are unable to maintain the increase of revenues booked through our proprietary distribution channels, our operating margins could decline.
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
The lodging industry depends upon the use of sophisticated information technology systems, including those utilized for reservations, distribution, revenue, yield and pricing management, marketing, property management, procurement, finance, human resources and operation of administrative and business intelligence systems. For example, we depend on our central reservation system, which allows bookings of hotel rooms directly, via telephone through our call centers, by travel agents, online through our website and mobile applications and through third-party intermediaries. We operate third-party systems, making us reliant on third-party service providers, data communication and digital marketing networks and software upgrades, maintenance and support. Also, our guests depend on network technology at each hotel for WiFi/internet access, as well as TV content and streaming services, that are an essential part of our product offering. Some of our information technology systems are outdated and require substantial upgrades, and we are in the process of upgrading our website software and mobile applications. These technologies are costly and are expected to require refinements that may cause disruptions to many of our key information and technology systems. If we are unable to replace or introduce information technology systems as quickly as our competitors, within budgeted costs or schedules, or if we are unable to achieve the intended benefits of any information technology or other systems, our results of operations could be adversely affected and our ability to compete effectively could be diminished.
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
The occurrence of any of these events at any of our information technology facilities, any of our call centers or by any third-party service providers could cause significant interruptions or delays in our business or loss of data, or render us unable to process reservations. In addition, if our technology systems are unable to provide the information communications capacity that we need, or if our technology systems suffer problems caused by installing system enhancements, we could experience similar failures or interruptions. If our information technology systems fail and our redundant systems or disaster recovery plans are not adequate to address such failures, or if our property and business interruption insurance does not sufficiently compensate us for any losses that we may incur, our revenues and profits could materially reduce and the reputation of our brand and our business could be harmed.
Cyber risk and the failure to maintain the integrity of internal or customer data could harm our reputation or subject us to costs, fines or lawsuits, or limit our ability to accept credit cards.

Our businesses require the collection, transmission and retention of large volumes of employee, customer or other sensitive data, including credit card numbers and other personally identifiable information of our customers, in various information technology systems that we maintain and in those maintained by third parties with whom we contract to provide services. We and our service providers also maintain personally identifiable information about our employees. From time to time we, our third-party owners and third parties who serve us experience attempted and actual breaches or disabling of our or their information technology systems and networks or similar events, which could result in a loss of sensitive business data, employee or customer information, systems interruption or the disruption of our operations. The integrity and protection of our customer, employee and Company data, as well as the continuous operation of our systems, is critical to us. Further, our customers and employees have a high expectation that we, our third-party owners and our service providers will adequately protect their personal information and that our services will be continuously available. The information, security and privacy requirements imposed by governmental regulation and certain of our contractual obligations are increasingly demanding. Our systems may not be able to satisfy these changing requirements and customer and employee expectations, or may require significant additional investments or time in order to do so. Even if we are fully compliant with legal standards and contractual requirements, we still may not be able to prevent cyber-attacks or security breaches involving sensitive data or the operation of our systems.
Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error or inadvertent releases of data all threaten our, our third-party owners’ and our service providers’ information systems and records, and we expect such systems to be subject to ongoing attempts to gain unauthorized access. Moreover, our reliance on computer, internet-based and mobile systems and communications and the frequency and sophistication of efforts by hackers to gain unauthorized access to such systems continue to increase significantly. The techniques that are used to obtain unauthorized access, disable or degrade service or sabotage systems can change frequently, can be difficult to detect for long periods of time, and can involve prolonged assessment or remediation periods even once detected, and we are accordingly unable to anticipate and prevent all data security events. A breach in the security of our information technology systems or those of our third-party owners or service providers could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits. Additionally, a significant theft, loss or misappropriation of, or access to, customers’ or other proprietary or personal data or other breach of our information technology systems could cause consumers to lose confidence in the security of our websites, mobile applications, customer and email databases, point of sale systems and other technology systems. Such loss of confidence could influence consumers to choose not to stay at our hotels and could also result in negative publicity, lost sales, fines, legal claims or legal proceedings, including regulatory investigations and actions, liability for failure to comply with privacy and information security laws, or restrictive contractual requirements, each of which could disrupt our operations, damage our reputation and have a material adverse effect on our business, financial condition and results of operations.
We believe our primary exposure to cyber-attacks includes forms of social engineering, such as phishing, as well as ransomware and credential theft. Our incident response plan provides details on data security threat detection and prevention and includes response procedures to be followed in the event of a cyber-attack of any magnitude. Such a response plan, however, cannot provide assurance of our ability to prevent cyber events. In addition, although we carry insurance that we believe is adequate for cyber risk related to theft, loss and fraudulent or unlawful use of customer or Company data, in the event of a substantial loss resulting from a cyber-attack, the insurance coverage that we carry may not be sufficient to pay the full value of financial obligations or liabilities with respect to loss. Furthermore, in the future such insurance may not be available to us on commercially reasonable terms, or at all.
We are subject to the Payment Card Industry Data Security Standard (“PCI DSS”), a set of requirements administered by the Payment Card Industry Security Standards Council, an independent body created by the major credit card brands designed to ensure that companies handling credit card information maintain a secure environment. As of December 31, 2020, we were in compliance with the PCI DSS. From time to time in prior years, we failed to maintain compliance with the PCI DSS and were subject to monthly penalties imposed by VISA. Failure to maintain PCI DSS compliance could subject us to additional penalties, the severity of which may include the loss of our ability to accept credit card payments. As approximately 92% of our hotel revenues for the year ended December 31, 2020 were paid by credit card, loss of the ability to accept credit cards for payment would significantly disrupt our operations, reduce our occupancy levels and likely have a material adverse effect on our business, financial condition and results of operations.
Changes in privacy and data security laws could increase our operating costs, increase our exposure to fines and litigation, and adversely affect our ability to market effectively.
Our business operations, in particular our collection and use of personal data, are subject to various privacy and data protection laws and regulations. Increasingly, there is potential for exposure to fines, penalties and civil judgments as a result of new privacy and data protection laws and regulations. We rely on a variety of direct marketing techniques, including telemarketing, email and postal mailings. Restrictions in laws such as the Telemarketing Sales Rule, CAN-SPAM Act, various state laws or new federal laws and regulations and applicable international laws and regulations regarding marketing and solicitation or privacy and data protection that govern these activities could adversely affect the continuing effectiveness of telemarketing, email and postal mailing techniques and could force changes in our marketing strategies. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could impact the amount and timing of our revenues. We also obtain access to potential customers from travel service providers and other companies with whom we have substantial relationships and market to some individuals on these lists directly or by including our marketing message in their marketing materials. If access to these lists was prohibited or otherwise restricted, our ability to develop new customers and introduce them to our services and brand could be materially impaired.
Any future changes or restrictions in privacy and data protection and security laws and regulations could also adversely affect our ability to transfer, use, or retain guest data, which could adversely impact guest bookings. For example, the California Consumer Protection Act created new compliance regulations on businesses that collect information from California residents, conferred a private right of action for violations on certain individuals and associations, and is enforced by the state attorney general. Moreover, a new privacy law, the California Privacy Rights Act (“CPRA”), certified by the California Secretary of State to appear as a ballot initiative, was passed by Californians during the November 3, 2020 election. The CPRA, which is scheduled to take effect on January 1, 2023 (with a lookback to January 1, 2022), will significantly modify the CCPA, and will impose additional data protection obligations on companies such as ours doing business in California. Any violation of these laws or regulations could result in reputational harm, legal and regulatory proceedings or significant penalties, while compliance with these laws and regulations, or any future changes in such laws and regulations or additional restrictions, could result in significant costs and require us to change some of our business practices.
We are exposed to a variety of risks associated with safety, security and crisis management.
There is a constant need to protect the safety and security of our guests, employees and assets against natural and man-made threats. These threats include, but are not limited to, severe weather events, civil or political unrest, violence and terrorism, pandemic disease (including the effect of the COVID-19 pandemic), acts of God, fraud, employee dishonesty, cyber-crime, fire, day-to-day accidents, incidents and criminal activity, all of which may impact the guest or employee experience, cause loss of life, sickness or injury and result in compensation claims, fines from regulatory bodies, litigation and negative publicity that could impact our reputation. Serious incidents or a combination of events could escalate into a crisis, which if managed poorly by us could further expose our brand to reputational damage, which could have a material adverse effect on our business, financial condition and results of operations.
Labor shortages or employment regulation could restrict our ability to operate our hotels or implement our business strategies or result in increased labor costs that could reduce profitability.
Our success depends in large part on our ability to attract, retain, train, manage and engage our employees. Our hotels have historically been and will continue to be staffed 24 hours a day, seven days a week by approximately 7,000 employees. If we are unable to attract, retain, train, manage and engage skilled employees, our ability to manage and staff our hotels adequately could be impaired, which could impede hotel operations, reduce customer satisfaction and harm our reputation and profitability. Staffing shortages or changes in employment regulation could also hinder our ability to implement our business strategy. Because payroll costs are a significant component of hotel operating and general and administrative expenses, a shortage of skilled labor or changes in employment regulation, including changes in federal and state minimum wage laws, could also require higher wages that would increase our labor costs, which could reduce our profitability and therefore may limit our ability to pay distributions to shareholders.
We may become subject to collective bargaining agreements, similar agreements or regulations enforced by governmental entities in the future. Changes in the federal regulatory scheme could make it easier for unions to organize groups of our employees. If relationships with our employees or other hotel personnel deteriorate or become adverse, our hotel properties could experience labor disruptions such as strikes, lockouts and public demonstrations. Additionally, if such changes take effect, our employees or other hotel personnel could be subject to organizational efforts, which could potentially lead to disruptions or require management’s time to address unionization issues. Labor regulation that leads to higher wage and benefit costs would increase operating expenses and legal costs and limit our ability to implement cost saving measures during economic downturns. These or similar agreements, legislation or changes in regulations could disrupt our operations, hinder our ability to cross-train and cross-promote our employees due to prescribed work rules and job classifications, reduce our profitability or interfere with the ability of management to focus on executing our business strategies.
We are dependent upon our ability to attract and retain key officers and other highly qualified personnel.

Our success and our ability to implement our business strategies depends in large part upon the efforts and skills of our senior management and our ability to attract and retain key officers and other highly qualified personnel. Competition for such personnel is intense. In recent years, we have experienced turnover in several senior executive roles, including our Chief Executive Officer and Chief Financial Officer. Future executive and senior management turnover or the unexpected loss of one or more of our key personnel, including the time and resources spent on attempting to foster a seamless transition or any negative public perception with respect to changes in our management, could adversely impact our brand and reputation. If we lose or suffer an extended interruption in the services of one or more of our key personnel or members of senior management, our business, financial condition and results of operations could be materially adversely affected.
Our insurance may not fully compensate us for damage to or losses involving our hotel properties.
We operate in certain areas where the risk of natural or man-made disasters or other catastrophic losses vary, and the occurrence of such an event could cause substantial damage to us, third-party owners, other impacted parties or the surrounding area. We use our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view toward obtaining appropriate insurance at a reasonable cost and on suitable terms. We carry, and we require our third-party owners to carry, insurance that we believe is adequate for foreseeable first- and third-party losses and with terms and conditions that are reasonable and customary. Nevertheless, market forces beyond our control, such as natural and man-made disasters that occurred over the last three years in North America, could limit the scope of the insurance coverage that we and our third-party owners can obtain or may otherwise restrict our or our third-party owners’ ability to buy insurance coverage at reasonable rates.
In the event of a substantial loss, the insurance coverage that we and/or our third-party owners carry may not be sufficient to pay the full value of financial obligations, liabilities or the replacement cost of any loss. Because certain types of losses are uncertain, they may be uninsurable or prohibitively expensive. There are other risks that may fall outside the general coverage terms and limits of our policies. We anticipate the cost of property insurance and general liability insurance will increase in 2021 due to significant losses that insurers incurred in 2020 and the loss of certain insurers that previously underwrote hospitality property risks.
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
Risks Relating to Legal and Regulatory Compliance
Compliance with the laws and regulations, including those related to environmental, health and safety, that apply to our hotel properties and our franchise relationships could materially adversely affect our ability to complete future developments, acquisitions or renovations, result in significant costs or delays and adversely affect our business strategies.
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
New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and are likely to occur in the future. A change in accounting rules or regulations may require retrospective application and affect our reporting of transactions completed before the change is effective, and future changes to accounting rules or regulations may adversely affect our reported financial condition and results of operations. See Note 2 to each of the consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K, for a summary of recently issued accounting standards.
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
The determination of our provision for income taxes and other tax liabilities requires estimations and significant judgments and there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to taxation at the federal, state or provincial and local levels in the United States and Canada. Our future tax rates could be materially adversely affected by changes in the composition of our earnings in jurisdictions with differing tax rates, changes in the valuation of or valuation allowances against our deferred tax assets and liabilities and substantive changes to tax rules, including those contemplated by the new presidential administration in the United States, and changes to the application of existing tax rules by United States federal, state, local and foreign governments, all of which could result in materially higher corporate income taxes than would be incurred under existing tax law or interpretation and could adversely affect our profitability.
On December 20, 2017, the U.S. Congress passed H.R. 1, known as the “Tax Cuts and Jobs Act” (the “TCJA”), which was signed into law on December 22, 2017. The enactment of the TCJA has given rise to numerous interpretive issues and ambiguities and future legislation may be enacted to clarify or modify the TCJA. In addition, federal legislation intended to mitigate the economic impact of the COVID-19 pandemic has been enacted that makes technical corrections to, or modifies on a temporary basis, certain provisions of the TCJA, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which was signed into law on March 27, 2020. It is possible that additional legislation may be enacted in the future, including legislation that reverses some or all of the tax benefits provided to taxpayers in the TCJA or the CARES Act, such as the ability to carry back net operating losses (“NOLs”) arising in 2018, 2019 and 2020 to the five years preceding the year of the loss, potentially even on a retroactive basis. Future legislation, as well as any regulations or other interpretive guidance, may have a material and adverse impact on us.
Further, our determination of our income tax liability is subject to audit and review by applicable tax authorities. Any adverse outcome of any such audit or review could have an adverse effect on our business and reduce our profits to the extent potential tax liabilities exceed our reserves and may materially affect our financial results in the period in which such determination is made, as well as future periods. The Company’s federal income tax returns for the years 2017 to present may be subject to examination by the Internal Revenue Service ("IRS") and other taxing authorities. In November 2018, we received notice that a subsidiary of ESH REIT was subject to an audit by the Canadian Revenue Agency for the years 2014 through 2017. As the Canadian Revenue Agency audit is still in process, the timing of the resolution and any payments that may be required cannot be determined at this time.
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
Recent changes in tax law pursuant to the TCJA and the CARES Act affected the taxation of the Corporation.
As a result of the TCJA, the Corporation is subject to U.S. federal income tax at a maximum rate of 21% for taxable years beginning after December 31, 2017 (as compared to 35% for prior taxable years). However, the Corporation is also subject to a new limitation on the deduction of “business interest” (i.e., interest paid or accrued on indebtedness allocable to a trade or business) in excess of a specified percentage (50% for taxable years beginning in 2019 and 2020 and 30% for subsequent taxable years) of adjusted taxable income. The CARES Act temporarily increased the limitation on adjusted taxable income to 50% for 2020 and allows companies to elect to use 2019 adjusted taxable income when determining any limitation for 2020. In addition, for losses generally incurred after 2017, the TCJA limits the utilization of net operating loss carryforwards to 80% of taxable income in the taxable year in which the carryforward is applied, which could cause the Corporation in certain circumstances to have greater taxable income, although the CARES Act temporarily removes this 80% limit for taxable years beginning before January 1, 2021. While the TCJA disallowed net operating losses to be carried back to prior tax years, the CARES Act provided relief in 2020 for taxpayers impacted adversely by the COVID-19 pandemic. For tax year 2020, companies are allowed to carry back net operating losses to the proceeding five tax years, which include higher tax rate years prior to the TCJA, and seek tax refunds provided there is sufficient taxable income to utilize the net operating loss. As a result of the TCJA, the Corporation (and ESH REIT) is unable to deduct certain executive compensation in excess of $1 million per covered employee. On the other hand, the TCJA generally permits taxpayers to immediately expense (rather than depreciate over a period of years) 100% of the cost of certain tangible personal property that has a depreciable life of 20 years or less that was acquired and placed into service after September 21, 2017 but before January 1, 2023 (with the 100% expensing allowance phased down by 20% per calendar year for qualified property placed into service in taxable years beginning after 2022).
Adverse judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of our business could reduce our profitability or limit our ability to operate our business.
In the normal course of our business, we are often involved in various legal proceedings. We cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of these legal proceedings. Additionally, we could become the subject of future claims by third parties, including hotel guests, employees, third-party owners, shareholders, suppliers and other contractual counterparties or regulators. In recent years, several hospitality companies have been subject to lawsuits, including class action lawsuits alleging violations of federal and state employment law, human trafficking, consumer protection claims, negligent security claims and privacy breach claims. A number of these lawsuits have resulted in payment of significant damages by the defendants. Similar lawsuits have been and may be instituted against us from time to time and we have incurred and may in the future incur significant damages and expenses resulting from such lawsuits. Any future significant adverse determinations, judgments or settlements, as well as negative publicity relating to such matters, could have a material adverse effect on our business, financial condition and results of operations, limit our ability to operate our business and negatively impact our brand reputation. Further, we may incur costs related to claims for which we have appropriate third-party indemnity, but such third parties may fail to fulfill their contractual obligations. See “Legal Proceedings.”
Risks Related to Our Indebtedness
We have a significant amount of debt and debt service obligations that could adversely affect our financial condition and limit operational flexibility.
We have a significant amount of debt. As of December 31, 2020, we had total indebtedness of $2.7 billion, net of unamortized deferred financing costs and discounts of $39.2 million, and the Company had a debt-to-equity ratio of 2.4x. In the future, subject to compliance with the covenants included in our current indebtedness, we may incur significant additional indebtedness and intercompany indebtedness to finance future hotel acquisition, development, construction, renovation and improvement activities and for other corporate purposes, including capital returns to shareholders. Our substantial level of indebtedness could have a material adverse effect on our business, results of operations and financial condition because it could, among other things:
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
Certain of our variable rate indebtedness uses LIBOR as a benchmark for establishing the rate of interest and may also be hedged with LIBOR-based interest rate derivatives. LIBOR has been the subject of recent regulatory guidance and proposals for reform, and it is currently expected that LIBOR will be discontinued after 2021. In July 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. Such announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. The Alternative Reference Rates Committee (ARRC), which was convened by the Federal Reserve Board and the New York Fed, has identified the Secured Oversight Financing Rate (SOFR) as the recommended risk-free alternative rate for USD LIBOR. At this time, it is not possible to predict the effect any discontinuance, modification or other reforms to LIBOR, or the establishment of alternative reference rates such as SOFR, or any other reference rate, will have on the Company. However, if LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, our borrowing costs may be adversely affected.
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
We will need to refinance all or a portion of our debt on or before maturity, which principally occurs in 2024, 2025, 2026 and 2027. We cannot assure you that we will be able to refinance any of our debt on attractive terms at or before maturity or on commercially reasonable terms or at all, particularly because of our substantial levels of debt and because of restrictions on debt prepayment and additional debt incurrence contained in the agreements governing our existing debt. Our future results of operations and our ability to service, extend or refinance our existing indebtedness are subject to distributions from our subsidiaries to us, future economic conditions and to financial, business and other factors, many of which are beyond our control.
Our indebtedness is subject to restrictive covenants that could limit our ability to conduct our operations and have a material negative impact on our business, financial condition and operations if we are unable to comply with these covenants.

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
In May 2020, we amended the Corporation Revolving Credit Facility to, among other things, suspend the quarterly tested leverage covenant for the fiscal quarters ending June 30, 2020, September 30, 2020, December 31, 2020 and March 31, 2021. In addition, for the quarter ended June 30, 2021 through the quarter ended December 31, 2021, the leverage covenant calculation has been modified to use annualized EBITDA as opposed to trailing twelve-month EBITDA. Throughout the suspension period (i.e., through March 31, 2021), the Company has agreed to maintain minimum liquidity of $150.0 million and to limit share repurchases and dividend payments made by the Corporation. We cannot assure you that the Corporation Revolving Credit Facility amendment will be the only covenant suspension, waiver or amendment required by us, or that this amendment will prevent us from future covenant breaches and/or the acceleration of our indebtedness. See Note 7 to the consolidated financial statements of Extended Stay America, Inc., included in Item 8 of this combined annual report on Form 10-K.
Rating agency downgrades or withdrawals may increase our future borrowing costs and reduce our access to capital.
Our debt currently has a non-investment grade rating and there can be no assurance that any strong rating assigned by the rating agencies will remain for any given period of time or that a strong rating will not be lowered or withdrawn entirely by a rating agency in its judgment. A lowering or withdrawal of our credit rating is likely to increase our future borrowing costs and reduce our access to capital, which could have a material adverse impact on our financial condition and results of operations.
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
If rents received by ESH REIT do not meet certain criteria, ESH REIT will fail to qualify as a REIT.
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
The rates of rent payable by the Corporation to ESH REIT under the operating leases are intended to reflect arm’s-length terms. However, transfer pricing is an inherently subjective matter, and the IRS could, under Section 482 of the Code, assert that the rates of rent between the Corporation and ESH REIT do not reflect arm’s-length terms. If the IRS was successful in asserting that the rates of rent were not on arm’s-length terms, it could adversely impact ESH REIT’s REIT qualification. The initial term of the operating leases expired in October 2018. In connection with the five-year renewal of the operating leases, amended and restated leases were executed effective November 1, 2018. At such time, minimum and percentage rents were adjusted to reflect then-current market rates.
Pursuant to two gross income tests, specified percentages of ESH REIT’s gross income must be passive income, such as rent. For the rent paid pursuant to the operating leases with the Corporation, which generates substantially all of ESH REIT’s gross income, to constitute qualifying rental income for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement. ESH REIT has structured the leases, and intends to structure any future leases, so that the leases will be respected as true leases for U.S. federal income tax purposes, but there can be no assurance that the IRS will not challenge this treatment or that a court would not sustain such a challenge. If the leases were not respected as true leases for U.S. federal income tax purposes, ESH REIT would not be able to satisfy either of the two gross income tests applicable to REITs and would fail to qualify for REIT status.
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
The REIT provisions of the Code substantially limit ESH REIT’s ability to hedge its assets and liabilities. Any income from a hedging transaction that ESH REIT enters into primarily to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets, or to partially or completely terminate previous hedges that are no longer serving as hedges, does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that ESH REIT enters into other types of hedging transactions or fails to properly identify such transaction as a hedge, the income is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, ESH REIT may be required to limit its use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary (“TRS”). This could increase the cost of ESH REIT’s hedging activities because its TRS may be subject to tax on gains or expose ESH REIT to greater risks associated with changes in interest rates than it would otherwise choose to bear. In addition, losses in a TRS will generally not provide any tax benefit, except that such losses in some cases may be carried back against past taxable income in the TRS and may be carried forward against future taxable income in the TRS (subject to certain limitations).
Non-U.S. holders of Class B common stock of ESH REIT may be subject to tax under FIRPTA on distributions, and the application of FIRPTA to non-U.S. holders of ESH REIT Class B common stock is not clear.
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
The prohibited transactions tax can limit our ability to sell properties.
A REIT’s income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold assets primarily for sale to customers in the ordinary course of our business, the characterization of an asset sale as a prohibited transaction depends on the particular facts and circumstances of such transaction. The Code provides a safe harbor that, if met, allows a REIT to avoid being treated as engaged in a prohibited transaction. We cannot assure you that we will comply with all of the safe harbor requirements in connection with our property sales, and we may sell properties outside the safe harbor in transactions that, based on the facts and circumstances, we believe should not be prohibited transactions. If the IRS were to successfully argue that a sale outside the safe harbor was in fact a prohibited transaction, we would be subject to a 100% penalty tax on the gain recognized on that sale. In addition, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales, even though the sales might otherwise be beneficial to us.
Recent changes in tax law pursuant to the TCJA and the CARES Act affected the taxation of ESH REIT and may affect the desirability of investing in a REIT relative to a regular non-REIT corporation.
The TCJA reduced the relative competitive advantage of operating as a REIT as compared with operating as a regular non-REIT corporation by reducing the maximum tax rate applicable to regular corporations from 35% to 21% beginning on January 1, 2018. On the other hand, the TCJA also decreased the U.S. federal income tax rate applicable to non-corporate shareholders on ordinary REIT dividends by lowering the maximum applicable individual rate from 39.6% to 37.0% and permitting non-corporate shareholders of REITs to deduct 20% of ordinary REIT dividends from taxable income for the taxable years beginning after December 31, 2017 and ending before January 1, 2026, as discussed above. The TCJA also limited the utilization of net operating loss carryforwards generally incurred after December 31, 2017 by a REIT and any TRS of a REIT to 80% of taxable income in the taxable year in which the carryforward is applied, although the CARES Act temporarily removes this 80% limit for taxable years beginning before January 1, 2021. While the TCJA disallowed net operating losses to be carried back to prior tax years, the CARES Act provided relief in 2020 for taxpayers impacted adversely by the COVID-19 pandemic. For tax year 2020, companies are allowed to carry back net operating losses to the proceeding five tax years, which include higher tax rate years prior to the TCJA, and seek tax refunds provided there is sufficient taxable income to utilize the net operating loss. This limitation could cause a REIT in certain circumstances to have greater taxable income and thus increase the amount of distributions needed to satisfy the 90% distribution requirement and avoid incurring REIT-level tax. The TCJA also provided a new limitation on the deduction of “business interest” (i.e., interest paid or accrued on indebtedness allocable to a trade or business) in excess of a specified percentage (50% for taxable years beginning in 2019 and 2020 and 30% for subsequent taxable years) of a business’s adjusted taxable income. The CARES Act temporarily increased the limitation on adjusted taxable income to 50% for 2020 and allows companies to elect to use 2019 adjusted taxable income when determining any limitation for 2020. A taxpayer engaged in certain businesses relating to real property may elect out of the business interest provision; however, the requirements of this election may be onerous to implement and would require the REIT to utilize potentially disadvantageous depreciation methods on some or all of its assets, including certain “qualified improvement property.” ESH REIT will determine whether or not to make such an election in its sole discretion and based on all the facts and circumstances.
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
The charters of the Corporation and ESH REIT authorize us to issue 3,500,000,000 Paired Shares, of which 177,560,635 Paired Shares are outstanding as of February 22, 2021. We may issue Paired Shares or other securities from time to time, including as consideration for future acquisitions and investments. If any such acquisition or investment is significant, the number of Paired Shares, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those Paired Shares or other securities, including in connection with any such acquisitions and investments.
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
The combined Paired Share repurchase program authorized by our Boards of Directors does not obligate the Corporation or ESH REIT to repurchase any specific dollar amount, or to acquire any specific number, of Paired Shares, and there can be no guarantee that our Boards of Directors will authorize any further increases to, or extensions of, our existing combined Paired Share repurchase program. The timing and amount of repurchases, if any, will depend upon several factors, including market conditions, business conditions, statutory and contractual restrictions, the trading price of our Paired Shares and the nature of other investment opportunities available to us. The combined Paired Share repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our Paired Shares pursuant to our repurchase program could affect our stock price and increase its volatility. The existence of a combined Paired Share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our Paired Shares. Additionally, our combined Paired Share repurchase program could diminish our cash reserves, which may impact our ability to finance or pursue our business strategies and/or discharge liabilities. Our Paired Share repurchases may not enhance shareholder value because the market price of our Paired Shares may decline below the prices at which we repurchased Paired Shares and short-term stock price fluctuations could reduce the program’s effectiveness. In December 2020, the Board of Directors of the Corporation and ESH REIT authorized an extension in the Paired Share repurchase program, effective January 1, 2021, to December 31, 2021.
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
ESH REIT has 125 shares of 12.5% preferred stock outstanding as of December 31, 2020. The Corporation’s charter authorizes the Corporation to issue up to 350,000,000 shares of one or more additional series of preferred stock. ESH REIT’s charter authorizes ESH REIT to issue up to 350,000,000 shares of one or more additional series of preferred stock. The Boards of Directors of the Corporation and ESH REIT have the authority to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series without any further vote or action by shareholders. Preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our Paired Shares. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our Paired Shares at a premium over the market price and adversely affect the market price and the voting and other rights of the holders of our Paired Shares.
ESH REIT may be subject to adverse legislative or regulatory tax changes that could adversely affect the market price of our Paired Shares.
At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation, or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. ESH REIT, the Corporation and holders of Class B common stock could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation, including the TCJA or the CARES Act, which could effectively eliminate our structure or certain benefits of our structure and adversely affect the market price of our Paired Shares.
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
•to facilitate a transaction whose benefits outweigh the benefits of maintaining ESH REIT’s status as a REIT; and
•ESH REIT no longer being able to satisfy the REIT requirements.
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
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. We are required to provide reliable financial statements and reports to our shareholders. To monitor the accuracy and reliability of our financial reporting, we have established an internal audit function that oversees our internal controls. We have developed policies and procedures with respect to company-wide business processes and cycles in order to implement effective internal control over financial reporting. We have established controls and procedures designed to ensure that all revenues and expenses are properly recorded and reported as required. While we have undertaken substantial work to comply with Section 404 of the Sarbanes-Oxley Act, we cannot be certain that we will be successful in maintaining effective internal control over our financial reporting and may determine in the future that our existing internal controls need improvement. In addition, preparing our financial statements requires us to have access to information regarding the financial condition and results of operations of our third-party owners. Any deficiencies in the internal controls over financial reporting of our third-party owners may affect our ability to report our financial results accurately or in a timely manner or prevent fraud. Such deficiencies could also result in restatements of, or other adjustments to, our previously reported or announced operating results. If we fail to comply with or maintain proper internal controls, or if our third-party owners are not able to provide their financial information for any meaningful period or fail to meet expected deadlines, we could be materially harmed or fail to meet our reporting obligations in a timely manner, or at all. In addition, the existence of a material weakness in our internal controls could result in errors in our financial statements that could require a restatement, cause us to fail to meet our reporting obligations, result in or cause us to incur remediation costs, attract regulatory scrutiny or lawsuits and cause investors to lose confidence in our reported financial information, each of which could result in a substantial decline in the market price of Paired Shares.
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
Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
As of December 31, 2020, we owned 563 hotels. The average age of our hotel properties at December 31, 2020 was 21.1 years. We are under long-term ground leases at five of our hotel properties with initial terms terminating at various dates between 2023 and 2096, with several of the leases including multiple renewal options for generally five or ten year periods. Other than the ground leases described above, all hotel properties and grounds are wholly-owned. The following table provides certain information regarding our hotels.

State	Number of Hotels	Number of Rooms	% of Total Rooms
California	82	9,901	15.8%
Florida	58	6,522	10.4%
Texas	40	4,672	7.5%
Illinois	30	3,444	5.5%
Virginia	30	3,291	5.3%
North Carolina	31	3,168	5.1%
Georgia	22	2,261	3.6%
Washington	19	2,182	3.5%
New Jersey	18	2,098	3.3%
Maryland	19	2,066	3.3%
Michigan	18	1,989	3.2%
Tennessee	17	1,778	2.8%
Pennsylvania	16	1,711	2.7%
Arizona	14	1,612	2.6%
Ohio	14	1,378	2.2%
Massachusetts	12	1,334	2.1%
New York	11	1,326	2.1%
South Carolina	13	1,321	2.1%
Colorado	11	1,266	2.0%
Minnesota	10	1,044	1.7%
Missouri	8	858	1.4%
Alabama	7	694	1.1%
Wisconsin	6	666	1.1%
Oregon	5	643	1.0%
Indiana	7	616	1.0%
Kentucky	6	573	0.9%
Connecticut	5	570	0.9%
Nevada	4	529	0.8%
Utah	4	484	0.8%
Louisiana	4	429	0.7%
Alaska	4	419	0.7%
Rhode Island	4	402	0.6%
Arkansas	3	306	0.5%
Mississippi	3	274	0.4%
Montana	2	208	0.3%
Iowa	2	190	0.3%
Delaware	1	142	0.2%
Idaho	1	107	0.2%
New Hampshire	1	101	0.2%
Maine	1	92	0.1%
Total	563	62,667	100%
We lease our corporate headquarters in Charlotte, North Carolina. The lease term expires in August 2021, with two additional 5-year renewal terms. We are currently negotiating an extension of the lease term. Our offices are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional office space, as needed, on terms acceptable to us.

Item 3.        Legal Proceedings
We are from time to time subject to various litigation and claims incidental to our business. We recognize a liability when we believe a loss is probable and can be reasonably estimated. However, the ultimate result of litigation and claims cannot be predicted with certainty.
As of December 31, 2020, the following six purported class action lawsuits have been filed against the Company:

Date of Filing	Plaintiff(s)	Defendant(s)	Court
March 27, 2018	D’Erica Washington (substituted for Tracy Reid), on behalf of herself, all others similarly situated	ESA Management, LLC	US District Court, Northern District of California
June 8, 2018	Franisha Beasley and Stephanie Randall, individually and on behalf of others similarly situated	ESA Management, LLC	US District Court, Northern District of California
July 13, 2018	Adrienne Liggins, individually and on behalf of others similarly situated and aggrieved	ESA Management, LLC, Extended Stay America - Anaheim Convention Center	US District Court, Northern District of California
July 13, 2018	Bridget Liggins, individually and on behalf of others similarly situated and aggrieved	ESA Management, LLC	State of California, Orange County Superior Court
August 21, 2018	Sandra Arizmendi, an individual, on behalf of the State of California, as private attorney general, and on behalf of all others similarly situated	ESA Management, LLC	US District Court, Northern District of California
January 18, 2019	Lisa M. Sanchez, individually and on behalf of all others similarly situated	Extended Stay America, Inc. and ESA Management, LLC	State of California, Orange County Superior Court
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
Holders of Record
As of February 22, 2021, there were four holders of record of our Paired Shares and the Corporation was the only holder of ESH REIT’s Class A common stock. Because the substantial majority of our Paired Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial owners represented by these record holders.
Distribution Policies
In 2021, we intend to increase our recent recurring distribution rate of $0.01 per Paired Share declared during each of the second, third and fourth quarters of 2020, excluding the special distribution declared in the fourth quarter of 2020 and paid in January 2021, unless our consolidated results of operations, net income, Adjusted EBITDA, liquidity, cash flows, financial condition or prospects, economic conditions or other factors, including future capital expenditures and asset dispositions, differ materially from our current assumptions. We intend to continue to make a significant portion of our expected total annual distributions in respect of the Class B common stock of ESH REIT. In the event distributions in respect of the Class B common stock of ESH REIT are not sufficient to meet our expected Paired Share distributions and/or additional tax efficiency opportunities exist, expected Paired Share distributions may include, as they have in prior periods, distributions in respect of the common stock of the Corporation using funds distributed to the Corporation in respect of the Class A common stock of ESH REIT, after allowance for tax, if any, on those funds. For the year ended December 31, 2020, the Corporation’s common distributions were classified as 100% qualified dividends and ESH REIT’s distributions per Class A and Class B common shares were classified as 100% ordinary income.
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
Corporation Distribution Policy
The Corporation may pay distributions on its common stock to meet a portion of the expected distribution rate on our Paired Share distributions. The Corporation’s ability to pay distributions is dependent upon a number of factors, including but not limited to, its results of operations, net income, liquidity, cash flows, financial condition or prospects, economic conditions, all of which have been negatively impacted as a result of the COVID-19 pandemic, as well the ability to effectively execute certain tax planning strategies, compliance with applicable law, the receipt of distributions from ESH REIT in respect of the Class A common stock, level of indebtedness, capital requirements, contractual restrictions, restrictions in any existing and future debt agreements and other factors. The payment of future distributions is at the discretion of the Corporation’s Board of Directors. In light of these factors, the Corporation will continue to approach its future capital allocation, including returning capital to its investors through dividends, share repurchases and debt retirement, with the goal of balancing the need to preserve cash and maintain liquidity. See Note 7 to each of the consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K, for a description of restrictions on the Corporation’s and ESH REIT’s ability to pay distributions under their respective existing debt agreements and/or obligations.
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
The timing and frequency of ESH REIT’s distributions will be authorized by ESH REIT’s Board of Directors in its sole discretion and are based on a variety of factors, including: consolidated results of operations, debt service requirements, capital expenditure requirements for existing hotel properties, capital expenditure requirements for newly constructed hotels, taxable income, annual distribution requirements under the REIT provisions of the Code, contractual restrictions, restrictions in any current or future debt agreements and in any preferred stock, and other factors that ESH REIT’s Board of Directors may deem relevant.
Holders of ESH REIT Class A and Class B common stock are entitled to any common stock distributions that ESH REIT’s Board of Directors may declare. Approximately 59% of ESH REIT’s distributions are paid to the Corporation on account of its ownership of all of the outstanding Class A common stock. Each share of Class A and Class B common stock is entitled to the same amount of distributions per share, subject to one exception; ESH REIT may declare and pay taxable stock dividends in respect of the Class A common stock that differ from dividends paid in respect of the Class B common stock in order to maintain its REIT status.
ESH REIT’s ability to pay distributions is, in certain cases, restricted by the terms of its indebtedness. In cases in which the terms of any of ESH REIT’s existing or future indebtedness prohibits the payment of cash dividends, ESH REIT may declare and pay taxable stock dividends in order to maintain its REIT status. See Note 7 to the consolidated financial statements of ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K, for a description of the restrictions on ESH REIT’s ability to pay distributions under its existing debt agreements and/or obligations. In cases where ESH REIT distributes additional shares of its Class B common stock to the holders of its Class B common stock, the Corporation may correspondingly distribute a number of additional shares of its common stock, which together with the shares of Class B common stock distributed by ESH REIT would form Paired Shares.
On February 25, 2021, the Board of Directors of ESH REIT declared a cash distribution of $0.09 per share on ESH REIT’s Class A and Class B common stock. This distribution is payable on March 25, 2021 to shareholders of record as of March 11, 2021.
Stock Performance Graph
The following graph compares the total shareholder return on our Paired Shares to the cumulative total returns of the S&P 500 Stock Index (“S&P 500”) and the S&P 500 Hotels, Resorts & Cruise Lines Index (“S&P Hotel Index”) for the period from December 31, 2015 through December 31, 2020. The graph assumes an initial investment of $100 on December 31, 2015, in our Paired Shares and in each of the indices and also assumes the reinvestment of dividends where applicable. The results shown in the graph below are not necessarily indicative of future performance.

STAY Total Return vs Indices
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
12/31/2015
2/29/2016
4/29/2016
6/30/2016
8/31/2016
10/31/2016
12/30/2016
2/28/2017
4/28/2017
6/30/2017
8/31/2017
10/31/2017
12/29/2017
2/28/2018
4/30/2018
6/29/2018
8/31/2018
10/31/2018
12/31/2018
2/28/2019
4/30/2019
6/28/2019
8/30/2019
10/31/2019
12/31/2019
2/28/2020
4/30/2020
6/30/2020
8/31/2020
10/30/2020
12/31/2020
STAY
S&P 500
S&P Hotel Index

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
Recent Sales of Unregistered Equity Securities and Use of Proceeds from Registered Securities
None.
Purchases of Equity Securities by the Issuers and Affiliated Purchasers
No Paired Shares were repurchased during the three months ended December 31, 2020.
In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program. As a result of several increases in authorized amounts and program extensions, the combined Paired Share repurchase program currently authorizes the Corporation and ESH REIT to purchase up to $550 million in Paired Shares through December 31, 2021. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of December 31, 2020, $101.1 million remained available under the combined Paired Share repurchase program.
During the year ended December 31, 2020, the remaining outstanding 7,130 shares of the Corporation’s 8% mandatorily redeemable voting preferred stock were redeemed for $7.1 million.

Item 6.     Selected Financial Data

Reserved.
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

For discussion and analysis of our financial condition and results of operations, including sources and uses of cash, for the year ended December 31, 2019 compared to the year ended December 31, 2018, refer to “Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and “—Liquidity and Capital Resources” in our combined annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2020 (the “2019 Form 10-K”).

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s and ESH REIT’s consolidated financial statements, each of which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our significant estimates and judgments, including those relating to property and equipment (including the estimated useful lives of tangible assets and in the assessment of tangible and intangible assets for impairment), goodwill, revenue recognition, income taxes and investments. Our significant estimates and judgments are based on information that is then available to us, our experience and various matters that we believe are reasonable and appropriate for consideration under the circumstances. Actual results may differ significantly from these estimates under different assumptions and conditions.
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
The following discussion should be read in conjunction with “About this Combined Annual Report—Certain Defined Terms,” “Business—Our Company,” and each of the consolidated financial statements and related notes of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K. Unless otherwise defined in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for definitions related to our indebtedness, see Note 7 to each of the consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K.
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

Overview
Extended Stay America-branded hotels are designed to provide an affordable and attractive alternative to traditional lodging or apartment accommodations and are targeted toward self-sufficient, value-conscious guests who need lodging for a week or longer. Guests include business travelers, leisure travelers, professionals on temporary work or training assignments, persons relocating, the temporarily displaced, those purchasing a home and anyone else in need of temporary housing.
We are the largest integrated owner/operator of company-branded hotels in North America. Our business operates in the extended stay segment of the lodging industry, and we have the following reportable operating segments:
•Owned hotels—Earnings are derived from the operation of Company-owned hotel properties and include room and other hotel revenues, which accounted for 98.1% of total revenues for the year ended December 31, 2020.
•Franchise and management—Earnings are derived from fees under various franchise and management agreements with third parties, which accounted for 1.9% of total revenues for the year ended December 31, 2020. These contracts provide us the ability to earn compensation for licensing the Extended Stay America brand name, providing access to shared system-wide platforms and/or management services.
We are also the only major hotel company focused solely on the extended stay segment. We target our product and service offering to an underserved customer base within the lodging industry and the extended stay segment. In addition to owning and operating hotels, we have increased and seek to continue to increase our fee-based income stream, which is driven by franchising our brand to third parties. Our core operations include intense focus on the delivery of a consistent, quality guest experience; the efficiency of our scalable marketing and distribution platforms; maximizing the value of our brand, in-part through rebranding our hotels to the Extended Stay America Suites brand or the Extended Stay America Premier Suites brand, each of which we expect will operate under the Extended Stay America umbrella brand; and maximizing the value of our owned real estate through investment in our hotels. We intend to continue to (i) maximize and grow our core operations, (ii) create and curate value within our real estate portfolio, (iii) increase the number of franchised hotels under the Extended Stay America umbrella brand and (iv) optimize capital deployment on behalf of key stakeholders.
As of December 31, 2020, we owned and operated 563 hotel properties in 40 U.S. states, consisting of approximately 62,700 rooms, and franchised 83 hotel properties for third parties, consisting of approximately 8,500 rooms. All 646 system-wide hotels currently operate under the Extended Stay America brand, which serves the mid-price extended stay segment and accounts for approximately 43% of the segment by number of rooms in the United States. See “Business” for additional information on our Company.
RevPAR for owned hotels was $43.76 and $52.16 for the year ended December 31, 2020 and 2019, respectively. RevPAR for comparable system-wide hotels, which includes hotels owned, franchised or managed for the full year ended December 31, 2020 and 2019, was $42.91 and $50.51, respectively.
During the year ended December 31, 2020, 28.3%, 21.2% and 50.5% of our owned hotel room revenues were derived from guests with stays from 1-6 nights, from 7-29 nights and for 30 or more nights, respectively. For the year ended December 31, 2020, 25.9% of our owned hotel room revenues were derived from property-direct reservations, 31.5% were derived from our central call center, 21.3% were derived from our own proprietary website, 18.8% were derived from third party intermediaries and 2.5% were derived from travel agencies using global distribution systems.
Franchisees typically pay an initial application fee, along with monthly royalty and system service fees for the licensing of our brand and the use of our shared system-wide platforms, such as marketing, technology infrastructure, central reservations, national sales and revenue management systems. The standard term for our franchise agreements is generally 20 years.
Recent Updates
COVID-19 Pandemic
During the year ended December 31, 2020, primarily as a result of the COVID-19 pandemic, the Company experienced significant declines in RevPAR, net income, Adjusted EBITDA and cash flow from operations. For the year ended December 31, 2020, the Company’s RevPAR and Adjusted EBITDA declined 16.1% and 30.1%, respectively, compared with the year ended December 31, 2019. As a result of the pandemic and its impact on our business, we have focused on attracting guests staying for one week or longer. Additionally, we have implemented certain reductions to expenses in order to reduce costs and maintain liquidity. While the resulting impact of this pandemic is highly uncertain and unpredictable, we believe our business model has been resilient in absorbing the impact of the COVID-19 pandemic as compared to the broader lodging industry. See “Item 1A. Risk Factors.”
Hotel Acquisitions and New Hotel Openings
The table below summarizes hotel acquisitions and owned, newly constructed hotel openings during the years ended December 31, 2020 and 2019. All hotels were converted to or opened under the Extended Stay America brand.

Date	Location	Number of Hotels	Number of Rooms	Acquisition / New-Build
December 2020	Florida	1	124	New-Build
November 2020	Florida	1	144	New-Build
August 2020	Florida	1	124	New-Build
June 2020	Various	2	248	New-Build
April 2020	South Carolina	1	120	New-Build
March 2020	Florida	1	120	New-Build
December 2019	Various	2	260	New-Build
November 2019	Florida	1	121	Acquisition
Hotel Disposition
In November 2020, the Company disposed of a 146-room hotel located in California. Net proceeds totaled $63.6 million and the Company recorded a gain on sale of $52.5 million. No hotel dispositions occurred during the year ended December 31, 2019.

Franchised Hotels
The following table summarizes the number of third-party owned hotels in our franchise and management segment during the years ended December 31, 2020 and 2019.

Date	Number of franchised hotels added (removed)	Number of rooms added (removed)	Number of franchised hotels(1)	Number of franchised rooms(1)
January 2019	—	—	73	7,516
April 2019	1	115	74	7,631
July 2019	(1)	(160)	73	7,471
August 2019	(1)	(101)	72	7,370
November 2019	1	102	73	7,472
January 2020	1	113	74	7,585
May 2020	1	92	75	7,677
August 2020	1	75	76	7,752
November 2020	7	707	83	8,459
December 2020	—	—	83	8,459
____________________
(1)As of period end.
Hotel Pipeline
As of December 31, 2020, the Company had a pipeline of 56 hotels, which consisted of the following:

Company-Owned Pipeline & Recently Opened Hotels as of December 31, 2020
Under Option		Pre-Development		Under Construction		Total Pipeline		Opened YTD
# Hotels	#Rooms	# Hotels	#Rooms	# Hotels	#Rooms	# Hotels	#Rooms	# Hotels	#Rooms
—	—	4	504	4	496	8	1,000	7	880

Third Party Pipeline & Recently Opened Hotels as of December 31, 2020
Commitments		Applications		Executed		Total Pipeline		Opened YTD
# Hotels	#Rooms	# Hotels	#Rooms	# Hotels	#Rooms	# Hotels	#Rooms	# Hotels	#Rooms
21	2,604	—	—	27	3,184	48	5,788	10	988

Definitions
Under Option	Locations with a signed purchase and sale agreement
Pre-Development	Land purchased, permitting and/or site work
Under Construction	Hotel is under construction
Commitments	Signed commitment to build or convert a certain number of hotels by a third party, generally associated with a prior portfolio sale
Applications	Third party filed franchise application with deposit
Executed	Franchise and development application approved, geography identified and deposits paid, various stages of pre-development and/or construction
The Company expects to delay commencement of construction of four pre-development locations as a result of current market uncertainty. We also expect delays in certain third-party pipeline activity. The length of such delays and severity of the impact on our business, financial position, results of operations and liquidity, is highly uncertain.
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
Occupancy is a commonly used measure within the lodging industry. Occupancy represents the total number of rooms sold in a given period divided by the total number of rooms available during that period. Occupancy measures the utilization of a hotel's or a group of hotels’ available capacity. Management uses occupancy to gauge demand at a specific hotel or group of hotels in a given period. Occupancy levels also help us determine achievable ADR levels as demand for hotel rooms increases or decreases.
Revenue per available room (“RevPAR”) is a commonly used measure within the lodging industry. RevPAR represents the product of average daily room rate charged and the average daily occupancy achieved for a hotel or group of hotels in a given period. RevPAR does not include ancillary revenues, such as food and beverage revenues, or parking, pet, WiFi upgrade or other guest service revenues. Although RevPAR does not include these ancillary hotel revenues, it generally is considered a key indicator of core revenues for hotels. For the year ended December 31, 2020, room revenues represented 95% of our owned hotel revenues. RevPAR changes that are driven predominately by occupancy typically have different implications on incremental operating profitability than do changes that are driven predominately by ADR. For example, increases in occupancy at a hotel would lead to increases in room revenues and other hotel revenues, as well as incremental operating costs, including housekeeping services and amenity costs. RevPAR increases due to higher room rates, however, would generally not result in additional operational room-related costs, with the exception of those charged or incurred as a percentage of revenue, such as credit card fees. As a result, changes in RevPAR driven by increases or decreases in ADR generally have a greater effect on operating profitability than changes in RevPAR driven by occupancy.

Understanding Our Results of Operations – The Company
Revenues and Expenses. The following table presents the components of the Company’s revenues as a percentage of our total revenues for the year ended December 31, 2020:

Percentage of 2020 Total Revenues
• Room revenues. Room revenues relate to owned hotels and are driven primarily by ADR and occupancy. Pricing policy and customer mix are significant drivers of ADR. Room revenues are presented and/or discussed with respect to owned hotels only as opposed to on a system-wide basis. System-wide hotels include all owned and franchised hotels.	95.5%
• Other hotel revenues. Other hotel revenues relate to owned hotels and include ancillary revenues such as laundry revenues, vending commissions, additional housekeeping fees, purchased WiFi upgrades, parking revenues and pet charges. Occupancy and customer mix, as well as the number and percentage of guests that have longer-term stays, have been historical drivers of our other hotel revenues.	2.6%
• Franchise and management fees. Franchise and management fees include royalty and other fees charged to third party hotel owners for use of our brand name and hotel management services. The substantial majority of these fees are based on a percentage of hotel revenues.	0.5%
•     Other revenues from franchised and managed properties. Other revenues from franchised and managed properties include the direct reimbursement of specific costs, such as on-site personnel, incremental reservation costs and other distribution costs incurred by us for which we are reimbursed on a dollar-for-dollar basis by third party hotel owners. Additionally, these revenues include fees charged, based on a percentage of revenue of the franchised hotel, as reimbursement for indirect costs incurred by us associated with certain shared system-wide platforms (i.e., system services), such as marketing, technology infrastructure, central reservations, national sales and revenue management systems.
1.4%
The following table presents the components of the Company’s operating expenses as a percentage of our total operating expenses for the year ended December 31, 2020:

Percentage of 2020 Total Operating Expenses
• Hotel operating expenses. Hotel operating expenses relate to owned hotels and have both fixed and variable components. Operating expenses that are relatively fixed include personnel expense, real estate tax expense and property insurance premiums. Occupancy is a key driver of expenses that have a high degree of variability, such as housekeeping services. Other variable expenses include marketing costs, reservation costs, property insurance claims and repairs and maintenance expense.	64.6%
• General and administrative expenses. General and administrative expenses include expenses associated with corporate overhead. Costs consist primarily of compensation expense of our corporate staff, including equity-based compensation and severance costs, and professional fees, including audit, tax and consulting fees, legal fees and legal settlement costs.	10.3%
• Depreciation and amortization. Depreciation and amortization relates primarily to the acquisition and usage of hotels and other property and equipment, including capital expenditures incurred with respect to renovations and other capital expenditures.	23.1%
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
0.1%
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
1.9%

Understanding Our Results of Operations – ESH REIT
Revenues. ESH REIT's sole source of revenues is rental revenues. ESH REIT’s rental revenues are generated from leasing its hotel properties to subsidiaries of the Corporation. Rental revenues consist of fixed minimum rental payments recognized on a straight-line basis over the lease terms plus variable rental payments based on specified percentages of total hotel revenues over designated thresholds.
Expenses. The following table presents the components of ESH REIT’s operating expenses as a percentage of ESH REIT’s total operating expenses for the year ended December 31, 2020:

Percentage of 2020 Total Operating Expenses
• Hotel operating expenses. ESH REIT’s hotel operating expenses include expenses directly related to hotel ownership, such as real estate tax expense, property insurance premiums and loss on disposal of capital assets.	29.8%
• General and administrative expenses. General and administrative expenses include overhead expenses incurred directly by ESH REIT and certain administrative service costs reimbursed to the Corporation.	4.9%
• Depreciation and amortization. Depreciation and amortization relate primarily to the acquisition and usage of hotels and other property and equipment, including capital expenditures incurred with respect to renovations and other capital expenditures.	65.1%
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
Results of Operations – The Company
Comparison of Years Ended December 31, 2020 and December 31, 2019
As of December 31, 2020, the Company owned and operated 563 hotels, consisting of approximately 62,700 rooms, and franchised or managed 83 hotel properties for third parties, consisting of approximately 8,500 rooms. As of December 31, 2019, the Company owned and operated 557 hotels, consisting of approximately 61,900 rooms, and franchised or managed 73 hotel properties for third parties, consisting of approximately 7,500 rooms. See Note 4 to the consolidated financial statements of Extended Stay America, Inc., included in Item 8 of this combined annual report on Form 10-K.

The following table presents our consolidated results of operations for the years ended December 31, 2020 and 2019, including the amount and percentage change in these results between the periods (in thousands):

	Year Ended December 31,
	2020	2019	Change ($)	Change (%)
Revenues:
Room revenues	$994,896	$1,171,726	$(176,830)	(15.1)%
Other hotel revenues	27,170	24,365	2,805	11.5%
Franchise and management fees	5,389	5,412	(23)	(0.4)%
	1,027,455	1,201,503	(174,048)	(14.5)%
Other revenues from franchised and managed properties	14,861	16,716	(1,855)	(11.1)%
Total revenues	1,042,316	1,218,219	(175,903)	(14.4)%
Operating expenses:
Hotel operating expenses	576,719	582,321	(5,602)	(1.0)%
General and administrative expenses	92,173	95,155	(2,982)	(3.1)%
Depreciation and amortization	206,013	197,400	8,613	4.4%
Impairment of long-lived assets	1,095	2,679	(1,584)	(59.1)%
	876,000	877,555	(1,555)	(0.2)%
Other expenses from franchised and managed properties	17,041	18,870	(1,829)	(9.7)%
Total operating expenses	893,041	896,425	(3,384)	(0.4)%
Gain on sale of hotel properties	52,525	—	52,525	n/a
Other income	8	32	(24)	(75.0)%
Income from operations	201,808	321,826	(120,018)	(37.3)%
Other non-operating income	(81)	(391)	310	(79.3)%
Interest expense, net	130,133	127,764	2,369	1.9%
Income before income tax (benefit) expense	71,756	194,453	(122,697)	(63.1)%
Income tax (benefit) expense	(24,500)	29,315	(53,815)	(183.6)%
Net income	96,256	165,138	(68,882)	(41.7)%
Net income attributable to noncontrolling interests (1)	(72,989)	(95,470)	22,481	(23.5)%
Net income attributable to Extended Stay America Inc. common shareholders	$23,267	$69,668	$(46,401)	(66.6)%
________________________
(1)Noncontrolling interests in Extended Stay America, Inc. include approximately 41% and 42% of ESH REIT’s common equity as of December 31, 2020 and 2019, respectively, and 125 shares of ESH REIT preferred stock.
The following table presents key operating metrics, including occupancy, ADR, RevPAR and hotel inventory for our owned hotels for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	Change
Number of hotels (as of December 31)	563	557	6
Number of rooms (as of December 31)	62,667	61,933	734
Occupancy	73.1%	76.7%	(360) bps
ADR	$59.83	$67.97	(12.0)%
RevPAR	$43.76	$52.16	(16.1)%
Room revenues. Room revenues decreased by $176.8 million, or 15.1%, to $994.9 million for the year ended December 31, 2020 compared to $1,171.7 million for the year ended December 31, 2019, due to a 12.0% decrease in ADR and a 360 basis point decline in occupancy, resulting in a 16.1% decrease in RevPAR, due to significant business disruption resulting from the COVID-19 pandemic. This business disruption most significantly impacted operating results for the second quarter of 2020, with the negative impact of the pandemic on operating results easing as the year progressed.

Other hotel revenues. Other hotel revenues increased by $2.8 million, or 11.5%, to $27.2 million for the year ended December 31, 2020, compared to $24.4 million for the year ended December 31, 2019, due to reimbursements from certain third-party intermediaries of $1.4 million and increases in laundry and internet access revenue that totaled $1.1 million.
Franchise and management fees. Franchise and management fees remained consistent at $5.4 million for each of the years ended December 31, 2020 and 2019. We expect franchise and management fees to increase over time as additional franchised hotels open in the future.
Other revenues from franchised and managed properties. Other revenues from franchised and managed properties decreased by $1.9 million, or 11.1%, to $14.9 million for the year ended December 31, 2020, compared to $16.7 million for the year ended December 31, 2019, due to a decrease in direct reimbursable costs resulting from the termination of two short-term management agreements in 2019.
Hotel operating expenses. Hotel operating expenses decreased by $5.6 million, or 1.0%, to $576.7 million for the year ended December 31, 2020 compared to $582.3 million for the year ended December 31, 2019. The decrease in hotel operating expenses was primarily due to declines in certain variable costs, including reservation costs of $14.9 million, credit card fees of $7.4 million, $6.9 million in costs related to the temporary suspension of our grab-and-go breakfast and marketing costs of $3.3 million. These decreases were partially offset by increases in allowance for uncollectible guest balances of $9.5 million, property insurance expense of $4.3 million, hotel-level payroll expense of $3.7 million, repairs and maintenance costs of $3.7 million, loss on disposal of assets of $2.9 million and personal protective equipment and related safety costs of $2.5 million.
General and administrative expenses. General and administrative expenses decreased by $3.0 million, or 3.1%, to $92.2 million for the year ended December 31, 2020, compared to $95.2 million for the year ended December 31, 2019. This decrease was primarily due to a decrease in severance and other corporate transition costs and legal settlements of $6.9 million, as well as a decrease in travel and entertainment expense of $1.0 million, partially offset by an increase in compensation expense of $3.4 million and professional fees of $0.5 million.
Depreciation and amortization. Depreciation and amortization increased by $8.6 million, or 4.4%, to $206.0 million for the year ended December 31, 2020, compared to $197.4 million for the year ended December 31, 2019, due to nine hotel openings and a hotel acquisition that occurred during the year ended December 31, 2020, and the fourth quarter of 2019.
Impairment of long-lived assets. During the year ended December 31, 2020, we recognized impairment charges of $1.1 million related to one hotel in Illinois and an undeveloped land parcel. During the year ended December 31, 2019, we recognized impairment charge of $2.7 million related to one hotel in New York. The hotel-related impairment charges were incurred as a result of a decline in the respective hotels’ estimated future operating cash flows.
Other expenses from franchised and managed properties. Other expenses from franchised and managed properties decreased by $1.8 million, or 9.7%, to $17.0 million for the year ended December 31, 2020, compared to $18.9 million for the year ended December 31, 2019, due to a decrease in direct costs resulting from the termination of two short-term management agreements in 2019. We generally expect the cost to provide certain shared system-wide platforms to franchisees to be recovered through system service fees. System services fees are included in other revenues from franchised and managed properties.
Gain on sale of hotel properties. During the year ended December 31, 2020, the Company recognized a $52.5 million gain related to the sale of one hotel. No hotels were sold during the year ended December 31, 2019.

Other income. Other income remained consistent at less than $0.1 million for each of the years ended December 31, 2020 and 2019.
Other-non operating income. During the years ended December 31, 2020 and 2019, we recognized foreign currency transaction gains of $0.1 million and $0.4 million, respectively, related to a residual Canadian dollar-denominated deposit as a result of the prior sale of Canadian hotels.
Interest expense, net. During the year ended December 31, 2019, the Company incurred debt extinguishment and modification costs of $6.7 million. Excluding debt extinguishment and modification costs, net interest expense increased by $9.1 million, or 7.5%, to $130.1 million for the year ended December 31, 2020. In March 2020, the Company borrowed $399.8 million under its revolving credit facilities, of which $350.0 million was repaid in August 2020, and in September 2019, ESH REIT issued $750.0 million of its 2027 Notes and repaid $500.0 million of the ESH REIT Term Facility. The Company's total debt outstanding increased to $2.7 billion as of December 31, 2020, compared to $2.6 billion as of December 31, 2019, net of unamortized deferred financing costs and debt discounts, respectively. The Company's weighted average interest rate decreased to 4.4% as of December 31, 2020, compared to 4.7% as of December 31, 2019, due to a decline in LIBOR.
Income tax (benefit) expense. The Company recorded a benefit for federal, state and foreign income taxes of $24.5 million, an effective tax rate of (34.1)%, for the year ended December 31, 2020, compared to a provision of $29.3 million, an effective tax rate of 15.1%, for the year ended December 31, 2019. The Company's effective rate differs from the federal statutory rate of 21% primarily due to ESH REIT's status as a REIT under the provisions of the Code. For the year ended December 31, 2020, passage of the CARES Act provides the Company the ability to carry back and utilize the Corporation’s federal tax loss generated in 2020 to higher tax rate years. See Note 11 to the consolidated financial statements of Extended Stay America, Inc., included in Item 8 of this combined annual report on Form 10-K, for a reconciliation of the Company’s income tax expense at the statutory U.S. federal income tax rate to its income tax benefit.
Results of Operations—ESH REIT
Comparison of Years Ended December 31, 2020 and December 31, 2019
As of December 31, 2020, ESH REIT owned and leased 563 hotels, consisting of approximately 62,700 rooms. As of December 31, 2019, ESH REIT owned and leased 557 hotels, consisting of approximately 61,900 rooms. See Note 4 to the consolidated financial statements of ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K.
The following table presents ESH REIT’s results of operations for the years ended December 31, 2020 and 2019, including the amount and percentage change in these results between the periods (in thousands):

	Year Ended December 31,
	2020	2019	Change ($)	Change (%)
Revenues - Rental revenues from Extended Stay America, Inc.	$562,809	$649,898	$(87,089)	(13.4)%
Operating expenses:
Hotel operating expenses	92,429	86,019	6,410	7.5%
General and administrative expenses	15,259	15,189	70	0.5%
Depreciation and amortization	202,263	193,798	8,465	4.4%
Impairment of long-lived assets	675	—	675	n/a
Total operating expenses	310,626	295,006	15,620	5.3%
Gain on sale of hotel properties	52,196	—	52,196	n/a
Other income	—	15	(15)	(100.0)%
Income from operations	304,379	354,907	(50,528)	(14.2)%
Other non-operating income	(148)	(310)	162	(52.3)%
Interest expense, net	128,492	128,955	(463)	(0.4)%
Income before income tax expense	176,035	226,262	(50,227)	(22.2)%
Income tax expense	167	375	(208)	(55.5)%
Net income	$175,868	$225,887	$(50,019)	(22.1)%
Rental revenues from Extended Stay America, Inc. Rental revenues decreased by $87.1 million, or 13.4%, to $562.8 million for the year ended December 31, 2020, compared to $649.9 million for the year ended December 31, 2019. The decrease in rental revenues was due to a $93.8 million decrease in variable rental revenues, partially offset by a $6.7 million increase in fixed rental revenues related to newly opened hotels during 2020. The decline in variable rental revenues was a result of a decline in Operating Lessee hotel revenues due to significant business disruption resulting from the COVID-19 pandemic.
Hotel operating expenses. Hotel operating expenses increased by $6.4 million, or 7.5%, to $92.4 million for the year ended December 31, 2020, compared to $86.0 million for the year ended December 31, 2019. This increase was due to increases in loss on disposal of assets of $2.9 million, property insurance related costs of $1.9 million and repairs and maintenance costs of $1.5 million.
General and administrative expenses. General and administrative expenses increased by $0.1 million to $15.3 million for the year ended December 31, 2020, compared to $15.2 million for the year ended December 31, 2019.

Depreciation and amortization. Depreciation and amortization increased by $8.5 million, or 4.4%, to $202.3 million for the year ended December 31, 2020, compared to $193.8 million for the year ended December 31, 2019, due to nine hotel openings and a hotel acquisition that occurred during the year ended December 31, 2020, and the fourth quarter of 2019.
Impairment of long-lives assets. During the year ended December 31, 2020, ESH REIT recognized an impairment charge of $0.7 million related to an undeveloped land parcel. No impairment charges were recognized during the year ended December 31, 2019.
Gain on sale of hotel properties. During the year ended December 31, 2020, ESH REIT recognized a $52.2 million gain related to the sale of one hotel. No hotels were sold during the year ended December 31, 2019.
Other-non operating income. During the years ended December 31, 2020 and 2019, ESH REIT recognized foreign currency transaction gains of $0.1 million and $0.3 million, respectively, related to a residual Canadian dollar-denominated deposit as a result of the prior sale of Canadian hotels.
Interest expense, net. During the year ended December 31, 2019, ESH REIT incurred debt extinguishment and modification costs of $6.7 million. Excluding debt extinguishment and modification costs, net interest expense increased by $6.3 million, or 5.1%, to $128.5 million for the year ended December 31, 2020. In March 2020, ESH REIT borrowed $350.0 million under its revolving credit facility, which was fully repaid in August 2020, and in September 2019, ESH REIT issued $750.0 million of its 2027 Notes and repaid $500.0 million of the ESH REIT Term Facility. ESH REIT's total debt outstanding as of December 31, 2020 and 2019, was $2.6 billion, net of unamortized deferred financing costs and debt discounts. ESH REIT's weighted average interest rate decreased to 4.4% as of December 31, 2020, compared to 4.7% as of December 31, 2019, due to a decline in LIBOR.
Income tax expense. ESH REIT’s effective income tax rate decreased to 0.1% for the year ended December 31, 2020 compared to 0.2% for the year ended December 31, 2019. ESH REIT’s effective rate differs from the federal statutory rate of 21% primarily due to its status as a REIT under the provisions of the Code.
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

We define Hotel Operating Profit as net income excluding: (1) income tax (benefit) expense; (2) net interest expense; (3) other non-operating (income) expense; (4) other income; (5) gain on sale of hotel properties; (6) impairment of long-lived assets; (7) depreciation and amortization; (8) general and administrative expenses; (9) loss on disposal of assets; (10) franchise and management fees; and (11) system services (profit) loss, net. We define Hotel Operating Margin as Hotel Operating Profit divided by the sum of room and other hotel revenues. We believe that Hotel Operating Profit and Hotel Operating Margin are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single, consolidated enterprise, which is reflected in the consolidated Company results of operations; therefore, we believe these performance measures are meaningful for the consolidated Company only.
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

The following table provides a reconciliation of Hotel Operating Profit and Hotel Operating Margin for the Company for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net income	$96,256	$165,138	$211,756
Income tax (benefit) expense	(24,500)	29,315	42,076
Interest expense, net	130,133	127,764	124,870
Other non-operating income	(81)	(391)	(765)
Other income	(8)	(32)	(669)
Gain on sale of hotel properties, net	(52,525)	—	(42,478)
Impairment of long-lived assets	1,095	2,679	43,600
Depreciation and amortization	206,013	197,400	209,329
General and administrative expenses	92,173	95,155	91,094
Loss on disposal of assets(1)	9,001	6,072	3,413
Franchise and management fees	(5,389)	(5,412)	(3,310)
System services loss, net	2,180	2,154	650
Hotel Operating Profit	$454,348	$619,842	$679,566

Room revenues	$994,896	$1,171,726	$1,237,311
Other hotel revenues	27,170	24,365	21,871
Total room and other hotel revenues	$1,022,066	$1,196,091	$1,259,182

Hotel Operating Margin	44.5%	51.8%	54.0%
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
The following table provides a reconciliation of net income to EBITDA and Adjusted EBITDA for the Company for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net income	$96,256	$165,138	$211,756
Interest expense, net	130,133	127,764	124,870
Income tax (benefit) expense	(24,500)	29,315	42,076
Depreciation and amortization	206,013	197,400	209,329
EBITDA	407,902	519,617	588,031
Equity-based compensation	6,510	6,913	7,724
Impairment of long-lived assets	1,095	2,679	43,600
Gain on sale of hotel properties, net	(52,525)	—	(42,478)
System services loss, net(1)	2,180	—	—
Other expense(2)	8,936	5,829	2,860
Adjusted EBITDA	$374,098	$535,038	$599,737
________________________
(1)In light of the growth of our franchise business and in order to enhance comparability, effective January 1, 2020, the Company adopted the practice of other lodging companies with franchise businesses of excluding system services (profit) loss, net from Adjusted EBITDA; no adjustments have been made to prior period results. System services loss, net, for the years ended December 31, 2019 and 2018 was $2.2 million and $0.7 million, respectively.
(2)Includes loss on disposal of assets, non-operating income, including foreign currency transaction costs, and certain costs associated with acquisitions, dispositions and/or capital transactions. Loss on disposal of assets totaled $9.0 million, $6.1 million and $3.4 million, respectively.

FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share
FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share are metrics used by management to assess our operating performance and profitability and to facilitate comparisons between us and other hotel and/or real estate companies that include a REIT as part of their legal entity structure. Funds From Operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (computed in accordance with U.S. GAAP), excluding gains from sales of real estate, impairment charges, the cumulative effect of changes in accounting principle, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures following the same approach. FFO is a commonly used measure among other hotel and/or real estate companies that include a REIT as a part of their legal entity structure. Since real estate depreciation and amortization, impairment of long-lived assets and gains from sales of hotel properties, net are dependent upon the historical cost of the real estate asset bases and generally not reflective of ongoing operating performance or earnings capability, the Company believes FFO is useful to investors as it provides a meaningful comparison of our performance between periods and between us and other companies and/or REITs.
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
•Other non-operating income—We exclude the effect of expenses or income that we do not consider reflective of ongoing or future operating performance.
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

The following table provides a reconciliation of net income attributable to Extended Stay America, Inc. common shareholders to FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share for the Company for the years ended December 31, 2020, 2019 and 2018 (in thousands, except per Paired Share data):

	Year Ended December 31,
	2020	2019	2018
Net income per Extended Stay America, Inc. common share - diluted	$0.13	$0.37	$0.59

Net income attributable to Extended Stay America, Inc. common shareholders	$23,267	$69,668	$112,864
Noncontrolling interests attributable to Class B common shares of ESH REIT	72,973	95,454	98,876
Real estate depreciation and amortization	199,535	191,560	204,095
Impairment of long-lived assets	1,095	2,679	43,600
Gain on sale of hotel properties, net	(52,525)	—	(42,478)
Tax effect of adjustments to net income attributable to Extended Stay America, Inc. common shareholders(1)	(23,809)	(27,582)	(34,517)
FFO	220,536	331,779	382,440
Debt modification and extinguishment costs	—	6,733	1,621
Other non-operating income	—	—	(1,208)
Tax effect of adjustments to FFO	—	(956)	(70)
Adjusted FFO	$220,536	$337,556	$382,783
Adjusted FFO per Paired Share - diluted	$1.24	$1.81	$2.02
Weighted Average Paired Shares outstanding - diluted	178,103	186,822	189,821
_________________________
(1)The tax effect of adjustments to net income attributable to Extended Stay America, Inc. common shareholders for the third and fourth quarters of 2020 was computed using a statutory rate due to the fact that the consolidated effective tax rate for both quarters was negative.
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
Paired Share Income is defined as the sum of net income attributable to Extended Stay America, Inc. common shareholders and noncontrolling interests attributable to Class B common shares of ESH REIT. Adjusted Paired Share Income is defined as Paired Share Income adjusted for items that, net of income taxes, we believe are not reflective of ongoing or future operating performance. We adjust Paired Share Income for the following items, net of tax, as applicable, and refer to this measure as Adjusted Paired Share Income: debt modification and extinguishment costs, impairment of long-lived assets, gain on sale of hotel properties, net, system services (profit) loss, net and other expenses such as loss on disposal of assets, non-operating expense (income), including foreign currency transaction costs and certain costs associated with acquisitions, dispositions and/or capital transactions. With the exception of equity-based compensation, an ongoing charge, and debt modification and extinguishment costs, these adjustments (other than the effect of income taxes) are the same as those used in the reconciliation of net income calculated in accordance with U.S. GAAP to EBITDA and Adjusted EBITDA.
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
The following table provides a reconciliation of net income attributable to Extended Stay America, Inc. common shareholders to Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share for the years ended December 31, 2020, 2019 and 2018 (in thousands, except per Paired Share data):

	Year Ended December 31,
	2020	2019	2018
Net income per Extended Stay America, Inc. common share - diluted	$0.13	$0.37	$0.59

Net income attributable to Extended Stay America, Inc. common shareholders	$23,267	$69,668	$112,864
Noncontrolling interests attributable to Class B common shares of ESH REIT	72,973	95,454	98,876
Paired Share Income	96,240	165,122	211,740
Debt modification and extinguishment costs	—	6,733	1,621
Impairment of long-lived assets	1,095	2,679	43,600
Gain on sale of hotel properties, net	(52,525)	—	(42,478)
System services loss, net(1)	2,180	—	—
Other expense(2)	8,936	5,829	2,860
Tax effect of adjustments to Paired Share Income(3)	10,266	(2,163)	(937)
Adjusted Paired Share Income	$66,192	$178,200	$216,406
Adjusted Paired Share Income per Paired Share – diluted	$0.37	$0.95	$1.14
Weighted average Paired Shares outstanding – diluted	178,103	186,822	189,821
________________________
(1)In light of the growth of our franchise business and in order to enhance comparability, effective January 1, 2020, the Company adopted the practice of other lodging companies with franchise businesses of excluding system services (profit) loss, net from Adjusted Paired Share Income; no adjustments have been made to prior period results. System services loss, net, for the years ended December 31, 2019 and 2018 was $2.2 million and $0.7 million, respectively.
(2)Includes loss on disposal of assets, non-operating income, including foreign currency transaction costs, and certain costs associated with acquisitions, dispositions and/or capital transactions. Loss on disposal of assets totaled $9.0 million, $6.1 million and $3.4 million, respectively.
(3)The tax effect of adjustments to net income attributable to Extended Stay America, Inc. common shareholders for the third and fourth quarters of 2020 was computed using a statutory rate due to the fact that the consolidated effective tax rate for both quarters was negative.
Liquidity and Capital Resources
Overview
We have historically generated significant cash flow from operations and have financed our ongoing business as well as the execution of our strategic objectives with existing cash, cash flow generated from operations, borrowings under our revolving credit facilities, as needed, and, in certain instances, proceeds from asset dispositions. We generated cash flows from operations of $218.8 million and $400.0 million for the years ended December 31, 2020 and 2019, respectively. Similar to our decreases in RevPAR and Adjusted EBITDA, the decrease in our cash flow from operations was due to significant business disruption and the macroeconomic effects of the COVID-19 pandemic.

Current liquidity requirements consist primarily of funds necessary to pay for (i) hotel operating expenses, (ii) capital expenditures, including capital expenditures incurred to complete the construction of new hotels and hotel renovations, (iii) investments in franchise and other fee-based programs, (iv) general and administrative expenses, (v) debt service obligations, including interest expense, (vi) income taxes, (vii) Corporation and required ESH REIT distributions and (viii) continued focus on our core operations and business strategy, including rebranding our hotels to the Extended Stay America Suites brand or the Extended Stay America Premier Suites brand, each of which we expect to operate under the Extended Stay America umbrella brand. We expect to fund our current liquidity requirements from a combination of cash on hand, cash flow generated from operations and, in certain instances, proceeds from asset dispositions. We may fund a portion of our current liquidity requirements with the borrowings under our revolving credit facilities.
The COVID-19 pandemic has had, and is expected to continue to have, a material adverse effect on the Company's cash flows from operations. Despite this impact, the Company continues to generate positive cash flow from operations, net of interest and capital expenditures. We believe there are opportunities in the current environment to serve additional extended stay guests, including new demand from temporary medical staff and student housing, as well as certain business travelers whose travel requirements have not been impacted by the pandemic. However, it is difficult to predict when pre-pandemic demand and pricing for our hotels will resume, if at all, as the number of cases in the U.S. and future conditions remain uncertain. See “Part I. Item 1A. Risk Factors - Risks Relating to Economic Conditions and COVID-19.”
In response to the current macroeconomic environment, we may choose to delay the execution of certain of our business strategies or reduce operating costs and certain capital expenditures in order to preserve liquidity. In March 2020, the Company drew the $399.8 million available borrowing capacity under its revolving credit facilities as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of uncertainty in the global markets. In August 2020, ESH REIT repaid the full outstanding balance under its facility and as of December 31, 2020, had $350 million of available borrowing capacity. As of December 31, 2020, the Corporation had borrowed $49.8 million on its revolving credit facilities and had no remaining available borrowing capacity.
Long-term liquidity requirements consist of funds necessary to (i) make future hotel renovations (ii) acquire additional hotel properties and/or other companies, (iii) execute our business strategy and strategic initiatives, including rebranding our hotels to the Extended Stay America Suites brand or the Extended Stay America Premier Suites brand, (iv) pay Corporation and required ESH REIT distributions, (v) repay and/or refinance outstanding amounts under our existing debt obligations, including the Corporation Revolving Credit Facility due in September 2024, the 2025 Notes due in May 2025, the ESH REIT Term Facility due in September 2026 and the 2027 Notes due in October 2027. See Note 7 to each of the consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K, for additional detail related to our debt obligations.
With respect to our long-term liquidity requirements, specifically our ability to refinance our existing outstanding debt obligations, we cannot assure you that the Corporation and/or ESH REIT will be able to refinance any debt on attractive terms at or before maturity, on commercially reasonable terms or at all, or the timing of any such refinancing. We expect to meet our long-term liquidity requirements through various sources of capital, including future debt financings or equity issuances by the Corporation and/or ESH REIT, existing working capital, cash flow generated from operations and, in certain instances, proceeds from asset dispositions. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the current and future state of overall capital and credit markets generally and as a result of the COVID-19 pandemic, our degree of leverage, which increased as of December 31, 2020 with the drawdown of $49.8 million of borrowing capacity under the Corporation's Revolving Credit Facility, the value of our unencumbered assets, borrowing restrictions imposed by existing or prospective lenders, general market conditions for the lodging industry, our operating performance and liquidity and market perceptions about us. The success of our business strategies will depend, in part, on our ability to access these various capital sources. There can be no assurance that we will be able to raise any such financing on terms acceptable to us or at all.
Cash Balances. The Company had unrestricted cash and cash equivalents of $396.8 million at December 31, 2020. Based upon the current level of operations, management believes that our cash flow from operations, together with our cash balances, including $49.8 million of borrowings under the Corporation's Revolving Credit Facility, is expected to be adequate to meet the Company’s anticipated funding requirements and business objectives for the foreseeable future. However, the length and severity of the COVID-19 pandemic and its economic impact continues to be highly uncertain and unpredictable and the potential future worsening of macroeconomic conditions could require the Company to reassess its liquidity position and take additional measures of liquidity preservation to ensure it can satisfy financial obligations as they come due.
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
The Company’s compliance with financial covenants under its debt obligations could be impacted by current or future economic conditions associated with the pandemic. We may not be able to maintain compliance with our debt covenants or pay debt obligations as they become due and could risk default under the agreements governing the Company's indebtedness, upon which the amount outstanding could be accelerated and may raise substantial doubt about our ability to continue as a going concern.
See Note 7 to each of the consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K, for additional detail related to our debt obligations and related covenants and “Item 1A. Risk Factors - The COVID-19 pandemic could negatively impact our current liquidity position, limit or restrict our ability to access new sources of capital and negatively impact our ability to maintain compliance with the financial covenants and other terms of the agreements governing our existing indebtedness."
Paired Share Repurchase Program. In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program. As a result of several increases in authorized amounts and program extensions, including a program extension authorized in December 2020, effective January 1, 2021, the combined Paired Share repurchase program authorizes the Corporation and ESH REIT to purchase up to $550.0 million in Paired Shares through December 31, 2021. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of December 31, 2020, the Corporation and ESH REIT repurchased and retired 28.6 million Paired Shares for $283.0 million and $166.4 million, including transaction fees, respectively, and $101.1 million remained available under the combined Paired Share repurchase program.
Distributions. On February 25, 2021, the Board of Directors of ESH REIT declared a cash distribution of $0.09 per share on its Class A and Class B common stock. This distribution is payable on March 25, 2021 to shareholders of record as of March 11, 2021.
The following table outlines distributions declared or paid during the years ended December 31, 2020, 2019 and 2018:

	Declaration Date	Record Date	Date Paid	ESH REIT Distribution	Corporation Distribution	Total Distribution
2020
	12/22/2020	1/6/2021	1/20/2021	$0.35	$—	$0.35
	11/9/2020	11/24/2020	12/8/2020	$—	$0.01	$0.01
	8/10/2020	8/25/2020	9/8/2020	$0.01	$—	$0.01
	5/6/2020	5/21/2020	6/4/2020	$0.01	$—	$0.01
	2/26/2020	3/12/2020	3/26/2020	$0.14	$0.09	$0.23
2019
	11/6/2019	11/20/2019	12/4/2019	$0.11	$0.12	$0.23
	8/6/2019	8/21/2019	9/4/2019	$0.15	$0.08	$0.23
	5/1/2019	5/16/2019	5/30/2019	$0.14	$0.09	$0.23
	2/27/2019	3/14/2019	3/28/2019	$0.15	$0.07	$0.22
2018
	10/31/2018	11/15/2018	11/29/2018	$0.14	$0.08	$0.22
	7/25/2018	8/9/2018	8/23/2018	$0.18	$0.04	$0.22
	4/26/2018	5/11/2018	5/25/2018	$0.16	$0.06	$0.22
	2/27/2018	3/13/2018	3/27/2018	$0.15	$0.06	$0.21
In 2021, we intend to increase our recent recurring distribution rate of of $0.01 per Paired Share declared during each of the second, third and fourth quarters of 2020, excluding the special distribution declared in the fourth quarter of 2020 and paid in January 2021, unless our consolidated results of operations, net income, Adjusted EBITDA, liquidity, cash flows, financial condition or prospects, economic conditions or other factors, including future capital expenditures and asset dispositions, differ materially from our current assumptions. We intend to continue to make a significant portion of our expected total annual distributions in respect of the Class B common stock of ESH REIT. In the event distributions in respect of the Class B common stock of ESH REIT are not sufficient to meet our expected Paired Share distributions and/or additional tax efficiency opportunities exist, expected Paired Share distributions may include, as they have in prior periods, distributions in respect of the common stock of the Corporation using funds distributed to the Corporation in respect of the Class A common stock of ESH REIT, after allowance for tax, if any, on those funds. For the year ended December 31, 2020, the Corporation’s common distributions were classified as 100% qualified dividends and ESH REIT’s distributions per Class A and Class B common shares were classified as 100% ordinary income. See “Item 5—Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distribution Policies” elsewhere in this combined annual report on Form 10-K for a description of our distribution policies.
The Corporation
Typically, the Corporation’s primary source of liquidity is distribution income it receives in respect of its ownership of 100% of the Class A common stock of ESH REIT, which as of December 31, 2020, represents 59% of the outstanding common stock of ESH REIT. Distribution income from ESH REIT declined significantly during 2020 as a result of the business impact of the COVID-19 pandemic. Distributions are subject to uncertainty due to the volatility of macroeconomic trends, including the evolving nature of the pandemic. Other sources of liquidity include income from the operations of the Operating Lessees, ESA Management, ESH Strategies and ESH Strategies Franchise. In March 2020, the Corporation fully drew the available capacity under the Corporation Revolving Credit Facility and borrowed $49.8 million to preserve flexibility and its current and long-term liquidity. As of December 31, 2020, this balance remains outstanding and the Corporation has no available borrowing capacity under this facility.
The Corporation’s current liquidity requirements consist primarily of funds necessary to pay for or fund (i) hotel operating expenses, (ii) general and administrative expenses, (iii) debt service obligations, (iv) income taxes, (v) investments in its franchise and other fee programs and (vi) Corporation distributions. The Corporation expects to fund its current liquidity requirements from a combination of cash on hand, including funds borrowed under the Corporation Revolving Credit Facility or borrowings from ESH REIT, as lender, under the Corporation Intercompany Facility (defined below), as well as cash flow generated from operations, including distribution income it receives in respect of its ownership of 100% of the Class A common stock of ESH REIT.
The Corporation’s long-term liquidity requirements include the repayment of outstanding amounts under the Corporation Revolving Credit Facility, and the repayment of outstanding amounts, if any, under the Corporation Intercompany Facility. See Note 7 to the consolidated financial statements of Extended Stay America, Inc., included in Item 8 of this combined annual report on Form 10-K, for additional detail.
The Corporation may continue to pay distributions on its common stock to meet a portion of the expected distribution rate on our Paired Share distributions. The Corporation’s ability to pay distributions is dependent upon a number of factors, including but not limited to, its results of operations, net income, liquidity, cash flows, financial condition or prospects, economic conditions, all of which have been negatively impacted as a result of the COVID-19 pandemic, as well the ability to effectively execute certain tax planning strategies, compliance with applicable law, the receipt of distributions from ESH REIT in respect of the Class A common stock, level of indebtedness, capital requirements, contractual restrictions, restrictions in any existing and future debt agreements and other factors. The payment of future distributions is at the discretion of the Corporation’s Board of Directors. In light of these factors, the Corporation will continue to approach its future capital allocation, including returning capital to its investors through dividends, share repurchases and debt retirement, with the goal of balancing the need to preserve cash and maintain liquidity.
In July 2020, the Corporation, as borrower, and ESH REIT, as lender, entered into an unsecured credit facility (the “Corporation Intercompany Facility”). Under the Corporation Intercompany Facility, the Corporation may borrow up to $150.0 million from ESH REIT. Loans under the facility bear interest at an annual rate of 4.5%. In addition to paying interest on outstanding principal, the Corporation is required to pay a commitment fee to ESH REIT of 0.25% on the unutilized facility balance. There is no scheduled amortization under the facility and the facility matures on July 2, 2025. Obligations under the Corporation Intercompany Facility and guarantees thereof are unsecured and fully subordinated to the obligations of the Corporation under the Corporation Revolving Credit Facility. The Corporation has the option to prepay outstanding balances under the facility without penalty. During 2020, the Corporation borrowed $20.0 million from ESH REIT and fully repaid the amount drawn under the facility. As of December 31, 2020, the outstanding balance under the Corporation Revolving Credit Facility was $0.
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
Based upon the current level of operations, we believe that the Corporation’s cash position and cash flow generated from operations will be adequate to meet all the Corporation’s funding requirements and business objectives for the foreseeable future.
ESH REIT
ESH REIT’s primary source of liquidity is rental revenues derived from leases. The leases expire in October 2023 and at such time we expect minimum and percentage rents to be adjusted to reflect then-current market terms. Percentage rents decreased by $93.8 million, or 52.9%, for the year ending December 31, 2020, compared with the year ended December 31, 2019, as a result of a decline in Operating Lessee hotel revenues due to macroeconomic conditions related to the COVID-19 pandemic. Future results are subject to uncertainty due to the volatility of macroeconomic trends. In March 2020, as a precautionary measure in order to increase its cash position and preserve financial flexibility, ESH REIT fully drew the available capacity of $350.0 million under the ESH REIT Revolving Credit Facility. In August 2020, ESH REIT repaid the full balance under the facility. As of December 31, 2020, the outstanding balance under the ESH REIT Revolving Credit Facility was $0 and available borrowing capacity was $350.0 million.
ESH REIT’s current liquidity requirements include funds necessary to pay (i) costs associated with ownership of hotel properties, (ii) debt service obligations, including interest expense, and with respect to the ESH REIT Term Facility, scheduled principal payments on outstanding borrowings, (iii) real estate tax expense, (iv) property insurance expense, (v) general and administrative expense, including administrative service costs reimbursed to the Corporation, (vi) capital expenditures, including those capital expenditures incurred to complete hotel renovations, the construction of new hotels and rebranding hotels to the Extended Stay America Suites brand or the Extended Stay America Premier Suites brand, (vii) draws made by the Corporation on the Corporation Intercompany Facility and (viii) the payment of required REIT distributions.
ESH REIT’s long-term liquidity requirements consist of funds necessary to (i) complete future hotel renovations, including at those hotels which may rebrand to the Extended Stay America Premier Suites brand, (ii) acquire additional hotel properties and/or other lodging companies, (iii) pay required REIT distributions, (iv) fund draws made by the Corporation on the Corporation Intercompany Facility, (v) repay outstanding amounts under the ESH REIT Revolving Credit Facility, if any, and (vii) refinance (including prior to or in connection with debt maturity payments) the 2025 Notes, the ESH REIT Term Facility and the 2027 Notes maturing in May 2025, September 2026 and October 2027, respectively. See Note 7 to the consolidated financial statements of ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K for additional detail on ESH REIT’s debt obligations.
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
ESH REIT will continue to approach its future capital allocation, including returning capital to its shareholders (including the Corporation) through dividends, share repurchases and debt retirement, with the goal of balancing the need to preserve cash, maintain liquidity and compliance with REIT distribution rules.
We expect that ESH REIT will need to refinance all or a portion of its outstanding debt, including the 2025 Notes, the ESH REIT Credit Facilities and the 2027 Notes, on or before maturity. See Note 7 to the consolidated financial statements of ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K for additional detail. We cannot assure you that ESH REIT will be able to refinance any of its debt on attractive terms at or before maturity, on commercially reasonable terms or at all.
In August 2016, ESH REIT, as borrower, and the Corporation, as lender, entered into an unsecured intercompany credit facility (the “ESH REIT Intercompany Facility”). Under the ESH REIT Intercompany Facility, ESH REIT may borrow up to $300.0 million, plus additional amounts, in each case subject to certain conditions. There is no scheduled amortization under the facility and the facility matures in September 2026. As of December 31, 2020, the outstanding balance under the ESH REIT Intercompany Facility was $0.
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
Based upon the current level of operations, we believe that ESH REIT’s cash position, cash flow generated from operations and, in certain circumstances, proceeds from asset sales, will be adequate to meet all of ESH REIT’s funding requirements and business objectives for the foreseeable future.
Sources and Uses of Cash – The Company
The following cash flow tables and comparisons are provided for the Company:
Comparison of Years Ended December 31, 2020 and December 31, 2019
We had total cash, cash equivalents and restricted cash of $409.9 million and $361.7 million at December 31, 2020 and 2019, respectively. The following table summarizes the changes in our cash, cash equivalents and restricted cash as a result of operating, investing and financing activities for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019	Change ($)
Cash provided by (used in):
Operating activities	$218,751	$399,950	$(181,199)
Investing activities	(127,769)	(259,809)	$132,040
Financing activities	(42,680)	(81,879)	$39,199
Effects of changes in exchange rate on cash, cash equivalents and restricted cash	(51)	72	(123)
Net increase in cash, cash equivalents and restricted cash	$48,251	$58,334	$(10,083)
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled $218.8 million for the year ended December 31, 2020, compared to $400.0 million for the year ended December 31, 2019, a decrease of $181.2 million. Cash flows provided by operating activities decreased due to a decline in hotel operating performance, specifically a 16.1% decrease in RevPAR driven by the negative impact of the COVID-19 pandemic on our business and results of operations.
Cash Flows used in by Investing Activities
Cash flows used in investing activities totaled $127.8 million for the year ended December 31, 2020, compared to $259.8 million for the year ended December 31, 2019, a decrease of $132.0 million. Cash flows used in investing activities decreased due to a net decrease in investment in property and equipment, including hotel acquisitions, development in process and intangible assets, of $68.6 million. In addition, cash flows used in investing activities decreased as a result of $63.6 million in proceeds received from a hotel disposition during the year ended December 31, 2020, whereas no hotel properties were sold during the year ended December 31, 2019.

Cash Flows used in Financing Activities
Cash flows used in financing activities totaled $42.7 million for the year ended December 31, 2020, compared to $81.9 million for the year ended December 31, 2019, a decrease of $39.2 million. Cash flows used in financing activities decreased due to a decrease in Paired Share distributions of $123.6 million and a decrease of $99.6 million in Paired Share repurchases. These decreases in cash flows used in financing activities were partially offset by a $178.7 million decrease in net proceeds from financing transactions.
Sources and Uses of Cash – ESH REIT
The following cash flow tables and comparisons are provided for ESH REIT:
Comparison of Years Ended December 31, 2020 and December 31, 2019
ESH REIT had cash and cash equivalents of $375.7 million and $296.1 million at December 31, 2020 and 2019, respectively. The following table summarizes the changes in ESH REIT’s cash, cash equivalents and restricted cash as a result of operating, investing and financing activities for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019	Change ($)
Cash provided by (used in):
Operating activities	$288,491	$436,752	$(148,261)
Investing activities	(123,110)	(253,398)	$130,288
Financing activities	(85,800)	(65,758)	$(20,042)
Net increase in cash and cash equivalents	$79,581	$117,596	$(38,015)
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled $288.5 million for the year ended December 31, 2020, compared to $436.8 million for the year ended December 31, 2019, a decrease of $148.3 million. The decrease was due to a substantial decline in percentage rent payments received due to the decline in Operating Lessee hotel revenues resulting from the COVID-19 pandemic on our business and results of operations. The decrease also related to a $38.8 million decline in prepaid fixed minimum rent due to the timing of rental payments from Extended Stay America, Inc.
Cash Flows used in Investing Activities
Cash flows used in investing activities totaled $123.1 million for the year ended December 31, 2020, compared to $253.4 million for the year ended December 31, 2019, a decrease of $130.3 million. Cash flows used in investing activities decreased due to a net decrease in investment in property and equipment, including hotel acquisitions, development in process and intangible assets, of $66.8 million. In addition, cash flows used in investing activities decreased due to $63.6 million in proceeds received from a hotel disposition during the year ended December 31, 2020, whereas no hotel properties were sold during the year ended December 31, 2019.
Cash Flows used in Financing Activities
Cash flows used in financing activities totaled $85.8 million for the year ended December 31, 2020, compared to $65.8 million for the year ended December 31, 2019, an increase of $20.0 million. Cash flows used in financing activities increased due to a $228.8 million decrease in net proceeds from financing transactions, partially offset by a $172.1 million decrease in Class A and Class B common stock distributions and a $36.1 million decrease in ESH REIT Class B common stock repurchases.
Capital Expenditures
We maintain each of our hotels in good repair and condition and in conformity with applicable laws and regulations. The cost of all improvements and significant alterations are generally made with cash flow from operations. During the years ended December 31, 2020, 2019 and 2018, the Company incurred capital expenditures, including development in process, of $192.7 million, $261.3 million and $209.3 million, respectively. These capital expenditures related to land and hotel acquisitions, development and construction in process, ordinary hotel capital improvements, investments in information technology and hotel renovations.

With respect to our current hotel renovation program, as of December 31, 2020, we have substantially completed renovations at 28 hotels for $63.0 million. We are in the process of completing renovations at six additional hotels, with total costs incurred to date of $13.8 million. After completion of the current renovation program, we generally expect each hotel to be on a seven to eight-year renovation cycle. We expect future hotel renovations to focus on strict underwriting standards intended to maximize returns on investment through the renovation of our highest potential assets, which may include renovations to conform certain existing, core-branded Extended Stay America Suites hotels to our new step-up brand, Extended Stay America Premier Suites.
Funding requirements for future capital expenditures, including hotel rebranding, hotel renovations, completing construction of new hotels we expect to own and operate and acquiring and converting existing hotels will be significant and are expected to be provided primarily from cash flows generated from operations or, to the extent necessary, the Corporation or ESH REIT revolving credit facilities, including intercompany facilities and, in certain instances, proceeds from asset sales.
In 2021, we expect to incur capital expenditures between $155 and $175 million. As part of these capital expenditures, we expect to spend approximately $15 to $20 million for construction of new hotels, $3 to $5 million for hotel renovations, $12 to $15 million for information technology investments and $125 to $135 million for ordinary hotel capital improvements and related projects, including signage replacement related to brand conversions. Additional capital expenditures may be incurred for other core hotels that may be rebranded as Extended Stay America Premier Suites in conjunction with renovations later in 2021.
Our Indebtedness
As of December 31, 2020, the Company’s total indebtedness was $2.7 billion, net of unamortized deferred financing costs and debt discounts. ESH REIT’s total indebtedness at December 31, 2020 was $2.6 billion, net of unamortized deferred financing costs and debt discounts. For additional detail related to our debt obligations, see Note 7 to each of the consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2020 (in thousands):

	Payments Due by Period
	Total	2021	2022	2023	2024	2025	Thereafter
ESH REIT Term Facility (1)	$623,022	$6,309	$6,309	$6,309	$6,309	$6,309	$591,477
2025 Notes (2)	1,300,000	—	—	—	—	1,300,000
2027 Notes (3)	750,000	—	—	—	—	—	750,000
Corporation Revolving Credit Facility	49,765	—	—	—	49,765	—	—
Operating lease obligations (4)	81,676	2,221	806	552	503	503	77,091
Finance lease obligations (5)	5,149	850	397	400	402	429	2,671
Interest payments on outstanding debt obligations (6)(7)(8)	630,237	118,156	117,499	117,362	116,920	81,755	78,545
Purchase obligations (9)	67,562	17,438	18,245	18,330	12,924	625	—
Total contractual obligations	$3,507,411	$144,974	$143,256	$142,953	$186,823	$1,389,621	$1,499,784
_________________
(1)The ESH REIT Term Facility is included on the Company’s consolidated balance sheet net of unamortized deferred financing costs and debt discount of $9.4 million. Contractual obligations exclude mandatory prepayments related to ESH REIT’s Excess Cash Flow for future years as they are not currently known. Annual mandatory prepayments for a given fiscal year are due during the first quarter of the following fiscal year. No mandatory prepayments are required in the first quarter of 2021 based on ESH REIT's Excess Cash Flow for the year ended December 31, 2020.
(2)The 2025 Notes are included on the Company’s consolidated balance sheet net of unamortized deferred financing costs and debt discount of $17.9 million. ESH REIT may redeem the 2025 Notes at any time at specified redemption prices.
(3)The 2027 Notes are included on the Company’s consolidated balance sheet net of unamortized deferred financing costs of $11.9 million. ESH REIT may redeem the 2027 Notes at any time at specified redemption prices.
(4)Includes long-term ground leases at three of the Company’s hotel properties and lease for the Company’s corporate headquarters.
(5)Includes finance lease obligations at two of the Company’s hotel properties and leased technology equipment located at the Company's hotels.
(6)Floating rate interest calculated using current LIBOR plus 2.0% for the portion of the ESH REIT Term Facility not subject to an interest rate swap.
(7)Interest calculated using base rate of 2.0% plus 1.175% for portion of the ESH REIT Term Facility subject to interest rate swap.
(8)Floating rate interest calculated using current LIBOR plus 2.25% for the outstanding balance on the Corporation Revolving Credit Facility.
(9)Commitments to vendors for information technology services and subscriptions at our hotels.

Critical Accounting Policies
Several accounting policies, described in detail in Note 2 to each of the consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 8 of this combined annual report on Form 10-K, require material subjective or complex judgment and have a significant impact on the Company’s and ESH REIT’s financial condition and results of operations, as applicable. The following represent certain critical accounting policies that require us to exercise our business judgment or make significant estimates:
•Property and equipment—Policies related to property and equipment include significant judgment related to the assessment and measurement of impairment and estimates with respect to assets’ useful lives, which materially impact impairment of long-lived assets and depreciation expense, respectively. Significant judgments related to the assessment and measurement of impairment of long-lived assets include asset holding period, future operating performance (i.e., projections of future cash flow) and current and/or future market conditions.
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
The Corporation
The Corporation currently has limited exposure to market risk from changes in interest rates. As of December 31, 2020, the Corporation's variable rate debt consisted of $49.8 million drawn on its revolving credit facility. If market rates of interest were to fluctuate by 1.0%, interest expense would increase or decrease by $0.5 million annually, assuming that the amount of outstanding Corporation variable rate debt remains at $49.8 million.
ESH REIT
As of December 31, 2020, $623.0 million of ESH REIT’s outstanding gross debt of $2.7 billion had a variable interest rate. ESH REIT is a counterparty to an interest rate swap at a fixed rate of 1.175%. The notional amount of the interest rate swap as of December 31, 2020 was $100.0 million, which is reduced by $50.0 million every six months until the swap matures in September 2021. The remaining $523.0 million of outstanding variable interest rate debt not subject to the interest rate swap remains subject to interest rate risk. If market rates of interest were to fluctuate by 1.0%, interest expense would increase or decrease by $5.2 million annually, assuming that the amount outstanding under ESH REIT’s unhedged variable interest rate debt remains at $523.0 million.

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Extended Stay America, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Extended Stay America, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Property and Equipment- Identification of Impairment Indicators for Hotel Properties— Refer to Note 2 to the financial statements
Critical Audit Matter Description
Management assesses long-lived assets, including hotel properties, for potential impairment quarterly, as well as when events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The identification of events or circumstances that indicate the carrying value of assets may not be recoverable requires significant judgment. The Company reviews for impairment indicators at the lowest level of identifiable cash flows based on quantitative, qualitative and certain industry-related factors. Quantitative factors include, but are not limited to, historical, current or projected operating performance. Qualitative factors include a change in physical condition, economic environment, regulatory environment or primary use.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of the identification of impairment indicators and the criteria, including both quantitative and qualitative factors, used to aid in the identification of impairment indicators included the following, among others:
•We tested the effectiveness of controls related to management’s assessment of hotel properties for impairment indicators.
•We tested the mathematical accuracy of management’s calculations and tested the accuracy and completeness of the underlying data used in their analysis to aid in the evaluation of potential impairment indicators.
•We evaluated management’s analysis of impairment indicators, which included the consideration of both quantitative and qualitative factors.
•We inquired of operational personnel responsible for oversight of the hotel properties in order to identify any other potential impairment indicators not previously identified.
•We held discussions with members of management and read Board of Directors meeting minutes to understand if there were any other qualitative factors that would represent potential impairment indicators.
•We assessed information obtained in other aspects of our audit as potential evidence.
Property and Equipment - Assumptions Used in Impairment Tests for Hotel Properties — Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description
Recoverability of a hotel property or group of hotel properties is measured by a comparison of the carrying amount of a hotel property or group of hotel properties to the estimated future undiscounted cash flows expected to be generated by the hotel property or group of hotel properties. Impairment is recognized when estimated future undiscounted cash flows, including expected proceeds from disposition, are less than the carrying value of the hotel property or group of hotel properties. To the extent that a hotel property or group of hotel properties is impaired, the excess carrying amount over estimated fair value is recognized as an impairment charge. The estimation and evaluation of future cash flows from hotel properties relies on significant judgments and assumptions regarding holding period, current and future operating performance and current and future market conditions. Fair value is determined based upon the estimated discounted cash flows of the hotel property or group of hotel properties, bids, quoted market prices or independent appraisals.
We identified the determination of assumptions used in the Company’s impairment tests for hotel properties as a critical audit matter because of the significant estimates and assumptions management makes to evaluate the recoverability of hotel properties and, if necessary, to determine estimated fair value for hotel properties. This required a high degree of auditor judgment when performing audit procedures to evaluate the reasonableness of management’s judgments regarding the assumptions noted above.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the assumptions noted above used in the Company’s impairment tests for hotel properties included the following, among others:
•We tested the effectiveness of controls related to management’s assumptions used in the impairment tests for hotel properties.
•We challenged and assessed the reasonableness of management’s forecasts used to estimate future cash flows from hotel properties.
•We inquired of management to understand the status of any properties identified for potential disposition to determine whether the holding period assumptions regarding the future use of such properties, as used in the recoverability test, were reasonable.
•We evaluated the reasonableness of the determination of fair market values used in the Company’s impairment tests by:

◦Testing the source information underlying the assumptions used to determine estimates of fair market values.
◦Considering third-party market data and comparable sales.
•We evaluated whether the assumptions used in the Company’s impairment tests were consistent with evidence obtained in other areas of the audit.
Property and Equipment- Cost Capitalization- Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description
The Company incurs a significant amount of capital expenditures. In addition to ordinary hotel capital improvements, the Company also incurs capital expenditures related to hotel renovations, development and construction in process, and investments in information technology. The Company incurred $192.7M in capital expenditures for the year ended December 31, 2020. The Company records property and equipment additions at cost. Major improvements that extend the life or utility of property or equipment are capitalized and depreciated over a period equal to the shorter of the estimated useful life of the improvement or the remaining estimated useful life of the asset. Ordinary repairs and maintenance are charged to expense as incurred.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of the appropriateness of the capitalization of property and equipment additions included the following, among others:
•We tested the effectiveness of controls related to the capitalization of property and equipment additions, including management’s controls over the coding of items within the Company’s procurement systems, the approval and coding of invoices, the recording of capitalized costs, and placing of capital projects into service.
•We read the Company’s property and equipment accounting policies and inquired of those involved in the determination of the capitalization of property and equipment in order to understand the Company’s capitalization policies and evaluate consistency with US GAAP.
•We selected a sample of property and equipment additions recorded during the year from a schedule of additions, which we agreed to the rollforward of property and equipment, and performed the following to evaluate whether the selected assets were appropriately capitalized in accordance with US GAAP:
◦Vouching the recorded costs to supporting documents and relevant payment support (e.g., capital expenditure approvals, vendor invoices, check or wire details, and bank statements), in addition to inquiring of property management personnel, to evaluate proper approval and existence of those costs.
◦Evaluating the related vendor invoices to assess whether any embedded costs required further evaluation (e.g., additional inquiry and/or supporting documentation) regarding appropriate capitalization in accordance with US GAAP.
/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 25, 2021
We have served as the Company's auditor since 2010.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2020 AND 2019
(In thousands, except share and per share data)

	December 31, 2020	December 31, 2019
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $1,541,986 and $1,373,950	$3,445,955	$3,493,549
RESTRICTED CASH	13,151	14,858
CASH AND CASH EQUIVALENTS	396,770	346,812
INTANGIBLE ASSETS - Net of accumulated amortization of $15,715 and $13,133	34,093	34,183
GOODWILL	45,055	45,192
ACCOUNTS RECEIVABLE - Net of allowance for credit losses of $7,963 and $2,749	13,709	14,020
DEFERRED TAX ASSETS	—	16,157
OTHER ASSETS	140,416	65,825
TOTAL ASSETS	$4,089,149	$4,030,596
LIABILITIES AND EQUITY
LIABILITIES:
Term loan facility payable - Net of unamortized deferred financing costs and debt discount of $9,355 and $10,993	$613,667	$618,338
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $29,810 and $35,702	2,020,190	2,014,298
Revolving credit facility	49,765	—
Mandatorily redeemable preferred stock - $0.01 par value, $1,000 redemption value, 8.0%, 350,000,000 shares authorized, 0 and 7,130 shares issued and outstanding	—	7,130
Finance lease liabilities	3,668	3,379
Deferred tax liabilities	11,218	—
Accounts payable and accrued liabilities	253,198	211,181
Total liabilities	2,951,706	2,854,326
COMMITMENTS AND CONTINGENCIES (Note 13)
EQUITY:
Common stock - $0.01 par value, 3,500,000,000 shares authorized, 177,560,635 and 179,483,397 shares issued and outstanding	1,776	1,795
Additional paid in capital	725,865	742,397
Accumulated deficit	(44,664)	(48,283)
Accumulated other comprehensive (loss) income	(206)	383
Total Extended Stay America, Inc. shareholders’ equity	682,771	696,292
Noncontrolling interests	454,672	479,978
Total equity	1,137,443	1,176,270
TOTAL LIABILITIES AND EQUITY	$4,089,149	$4,030,596
See accompanying notes to consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
REVENUES:
Room revenues	$994,896	$1,171,726	$1,237,311
Other hotel revenues	27,170	24,365	21,871
Franchise and management fees	5,389	5,412	3,310
	1,027,455	1,201,503	1,262,492
Other revenues from franchised and managed properties	14,861	16,716	12,567
Total revenues	1,042,316	1,218,219	1,275,059
OPERATING EXPENSES:
Hotel operating expenses	576,719	582,321	583,029
General and administrative expenses	92,173	95,155	91,094
Depreciation and amortization	206,013	197,400	209,329
Impairment of long-lived assets	1,095	2,679	43,600
	876,000	877,555	927,052
Other expenses from franchised and managed properties	17,041	18,870	13,217
Total operating expenses	893,041	896,425	940,269
GAIN ON SALE OF HOTEL PROPERTIES, NET (Note 4)	52,525	—	42,478
OTHER INCOME	8	32	669
INCOME FROM OPERATIONS	201,808	321,826	377,937
OTHER NON-OPERATING INCOME	(81)	(391)	(765)
INTEREST EXPENSE, NET	130,133	127,764	124,870
INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	71,756	194,453	253,832
INCOME TAX (BENEFIT) EXPENSE	(24,500)	29,315	42,076
NET INCOME	96,256	165,138	211,756
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(72,989)	(95,470)	(98,892)
NET INCOME ATTRIBUTABLE TO EXTENDED STAY AMERICA, INC. COMMON SHAREHOLDERS	$23,267	$69,668	$112,864
NET INCOME PER EXTENDED STAY AMERICA, INC. COMMON SHARE:
Basic	$0.13	$0.37	$0.60
Diluted	$0.13	$0.37	$0.59
WEIGHTED-AVERAGE EXTENDED STAY AMERICA, INC. COMMON SHARES OUTSTANDING:
Basic	177,708	186,546	189,389
Diluted	178,103	186,822	189,821
See accompanying notes to consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(In thousands)

	Year Ended December 31,
	2020	2019	2018
NET INCOME	$96,256	$165,138	$211,756
OTHER COMPREHENSIVE INCOME:

FOREIGN CURRENCY TRANSLATION ADJUSTMENT:
FOREIGN CURRENCY TRANSLATION LOSS	—	—	(52)

DERIVATIVE ADJUSTMENT:
INTEREST RATE CASH FLOW HEDGE LOSS, NET OF TAX OF $(204), $(731) AND $(204)	(1,152)	(4,228)	(394)

COMPREHENSIVE INCOME	95,104	160,910	211,310
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(72,426)	(93,347)	(98,647)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EXTENDED STAY AMERICA, INC. COMMON SHAREHOLDERS	$22,678	$67,563	$112,663
See accompanying notes to consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(In thousands, except per share data)

	Common Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Extended Stay America, Inc. Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
BALANCE - January 1, 2018	192,100	$1,921	$768,679	$6,917	$3,066	$780,583	$565,264	$1,345,847
Net income	—	—	—	112,864	—	112,864	98,892	211,756
Foreign currency translation loss, net of tax	—	—	—	—	(52)	(52)	—	(52)
Cumulative effect adjustment of ASU 2017-12	—	—	—	377	(377)	—	—	—
Interest rate cash flow hedge loss, net of tax	—	—	—	—	(149)	(149)	(245)	(394)
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(4,307)	(43)	—	(54,303)	—	(54,346)	(31,059)	(85,405)
Corporation common distributions - $0.24 per common share	—	—	(12,196)	(33,423)	—	(45,619)	—	(45,619)
ESH REIT common distributions - $0.63 per Class B common share	—	—	—	—	—	—	(119,818)	(119,818)
ESH REIT preferred distributions	—	—	—	—	—	—	(16)	(16)
Equity-based compensation	426	4	2,028	—	—	2,032	2,308	4,340
Adjustment to reflect changes in book value of noncontrolling interests	—	—	(9,292)	—	—	(9,292)	9,292	—
BALANCE - December 31, 2018	188,219	1,882	749,219	32,432	2,488	786,021	524,618	1,310,639
Net income	—	—	—	69,668	—	69,668	95,470	165,138
Interest rate cash flow hedge loss, net of tax	—	—	—	—	(2,105)	(2,105)	(2,123)	(4,228)
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(9,020)	(90)	—	(83,124)	—	(83,214)	(47,507)	(130,721)
Corporation common distributions - $0.36 per common share	—	—	—	(67,259)	—	(67,259)	—	(67,259)
ESH REIT common distributions - $0.55 per Class B common share	—	—	—	—	—	—	(103,186)	(103,186)
ESH REIT preferred distributions	—	—	—	—	—	—	(16)	(16)
Equity-based compensation	284	3	3,301	—	—	3,304	2,599	5,903
Adjustment to reflect changes in book value of noncontrolling interests	—	—	(10,123)	—	—	(10,123)	10,123	—
BALANCE - December 31, 2019	179,483	1,795	742,397	(48,283)	383	696,292	479,978	1,176,270
Net income	—	—	—	23,267	—	23,267	72,989	96,256
Interest rate cash flow hedge loss, net of tax	—	—	—	—	(589)	(589)	(563)	(1,152)
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(2,237)	(22)	—	(19,665)	—	(19,687)	(11,406)	(31,093)
Corporation common distributions - $0.10 per common share	—	—	(17,768)	17	—	(17,751)	—	(17,751)
ESH REIT common distributions - $0.51 per Class B common share	—	—	—	—	—	—	(91,067)	(91,067)
ESH REIT preferred distributions	—	—	—	—	—	—	(16)	(16)
Equity-based compensation	315	3	3,686	—	—	3,689	2,307	5,996
Adjustment to reflect changes in book value of noncontrolling interests	—	—	(2,450)	—	—	(2,450)	2,450	—
BALANCE - December 31, 2020	177,561	$1,776	$725,865	$(44,664)	$(206)	$682,771	$454,672	$1,137,443
See accompanying notes to consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(In thousands)

	Year Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES:
Net income	$96,256	$165,138	$211,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	206,013	197,400	209,329
Foreign currency transaction (gain) loss	(81)	(391)	443
Amortization and write-off of deferred financing costs and debt discount	8,237	13,687	8,614
Amortization and write-off of above-market ground leases	—	—	(1,427)
Debt modification and extinguishment costs	—	1,084	1,183
Loss on disposal of property and equipment	9,001	6,072	3,413
Gain on sale of hotel properties, net	(52,525)	—	(42,478)
Impairment of long-lived assets	1,095	2,679	43,600
Equity-based compensation	6,510	6,913	8,318
Deferred income tax expense (benefit)	27,580	(8,116)	1,019
Changes in assets and liabilities:
Accounts receivable, net	311	5,749	2,244
Other assets	(74,039)	739	(10,214)
Accounts payable and accrued liabilities	(9,607)	8,996	14,050
Net cash provided by operating activities	218,751	399,950	449,850
INVESTING ACTIVITIES:
Purchases of property and equipment	(117,988)	(182,364)	(158,709)
Acquisition of hotel properties	—	(10,136)	(12,729)
Development in process payments	(72,434)	(59,670)	(34,790)
Payments for intangible assets	(2,309)	(9,124)	(3,046)
Proceeds from sale of hotel properties	63,556	—	309,062
Proceeds from insurance and related recoveries	1,406	1,485	6,488
Net cash (used in) provided by investing activities	(127,769)	(259,809)	106,276
FINANCING ACTIVITIES:
Principal payments on term loan facility	(6,309)	(507,261)	(147,215)
Proceeds from issuance of senior notes	—	750,000	—
Proceeds from revolving credit facilities	399,765	—	—
Payments on revolving credit facility	(350,000)	—	—
Payments of deferred financing costs	(128)	(20,689)	—
Principal payments on finance leases	(137)	(117)	—
Debt modification and extinguishment costs	—	(1,084)	(1,183)
Tax withholdings related to restricted stock unit settlements	(860)	(1,598)	(3,989)
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(31,093)	(130,721)	(85,405)
Repurchase of Corporation mandatorily redeemable preferred stock	(7,130)	—	(3)
Corporation common distributions	(17,972)	(67,182)	(45,791)
ESH REIT common distributions	(28,800)	(103,211)	(120,005)
ESH REIT preferred distributions	(16)	(16)	(16)
Net cash used in financing activities	(42,680)	(81,879)	(403,607)
CHANGES IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH DUE TO CHANGES IN FOREIGN CURRENCY EXCHANGE RATES	(51)	72	(157)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	48,251	58,334	152,362
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	361,670	303,336	150,974
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$409,921	$361,670	$303,336

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(In thousands)

	Year Ended December 31,
	2020	2019	2018
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding modification, prepayment and other penalties, net of capitalized interest of $2,859, $2,247 and $473	$124,196	$108,515	$118,509
Cash payments for income taxes, net of refunds of $547, $8 and $351	$23,509	$39,622	$38,577
Operating cash payments for finance leases	$249	$242	$—
Operating cash payments for operating leases	$2,896	$2,779	$—
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable and accrued liabilities	$13,735	$23,446	$27,850
Additions to finance lease right-of-use assets and liabilities	$427	$109	$—
Corporation common distributions included in accounts payable and accrued liabilities	$212	$434	$357
ESH REIT common distributions included in accounts payable and accrued liabilities	$63,034	$767	$792
See accompanying notes to consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2020 AND 2019 AND FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

1.    BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION
Extended Stay America, Inc. (the “Corporation”) was incorporated in the state of Delaware on July 8, 2013. ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. The Corporation owns, and is expected to continue to own, all of the issued and outstanding Class A common stock of ESH REIT, which, as of December 31, 2020 and 2019, represents 59% and 58% of the outstanding common stock of ESH REIT, respectively. Due to its controlling interest in ESH REIT, the Corporation consolidates the financial position, results of operations, comprehensive income and cash flows of ESH REIT. The term, “the Company,” as used herein refers to the Corporation and its consolidated subsidiaries, including ESH REIT.
A “Paired Share” consists of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. Each outstanding share of Corporation common stock is attached to and trades with one share of ESH REIT Class B common stock.
The Company is an integrated owner/operator of Extended Stay America-branded hotels and is also engaged in franchising, and in certain cases managing, extended stay hotels for third parties in the U.S. As of December 31, 2020 and 2019, the Company owned and operated 563 and 557 hotel properties, respectively, in 40 U.S. states, consisting of approximately 62,700 and 61,900 rooms, respectively, and franchised or managed 83 and 73 hotel properties for third parties, consisting of approximately 8,500 and 7,500 rooms, respectively. As of December 31, 2020, all 646 system-wide hotels are operated under the Extended Stay America brand.
Owned hotel properties are owned by subsidiaries of ESH REIT and are operated by subsidiaries of the Corporation (the “Operating Lessees”) pursuant to leases between ESH REIT and the Operating Lessees. The hotels are managed by ESA Management LLC (“ESA Management”), a subsidiary of the Corporation. The Extended Stay America brand is owned by ESH Hospitality Strategies LLC (“ESH Strategies”), also a subsidiary of the Corporation. ESH Strategies licenses the brand and intellectual property to the Operating Lessees and third parties.
Basis of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and include the financial position, results of operations, comprehensive income, changes in equity and cash flows of the Corporation and its consolidated subsidiaries, including ESH REIT. Third-party equity interests in consolidated subsidiaries are presented as noncontrolling interests. Despite the fact that each share of Corporation common stock is paired on a one-for-one basis with each share of ESH REIT Class B common stock, the Corporation does not own ESH REIT Class B common stock; therefore, ESH REIT Class B common stock represents a third-party equity interest. As such, the rights associated with ESH REIT Class B common stock, along with other third-party equity interests in ESH REIT, are presented as noncontrolling interests in the accompanying consolidated financial statements. Changes in ownership interests in a consolidated subsidiary that do not result in a loss of control are accounted for as equity transactions. All intercompany accounts and transactions have been eliminated. With respect to the income taxes disclosure (see Note 11), certain prior period amounts have been reclassified for comparability to current period presentation.
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
Accounts Receivable and Allowance for Credit Losses—Accounts receivable consists of receivables due from current hotel guests, corporate customers and third-party intermediaries with respect to owned hotels, as well as royalty and other receivables due from franchisees. An allowance for credit losses is made when collection is considered doubtful. Balances are considered past due when payment is not received by the contractual due date. When management determines that accounts receivable are uncollectible, they are written off against the allowance for credit losses. The Company considers historical collection activity and business forecasts in estimating allowance for credit losses. During the year ended December 31, 2020, we revised our estimated rate of credit loss due to the macro-economic impact of the COVID-19 pandemic on actual and forecasted results.
The table below summarizes the changes in the allowance for credit losses for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	December 31, 2020	December 31, 2019	December 31, 2018
Allowance for credit losses - beginning of year	$2,749	$2,075	$2,206
Bad debt expense	13,109	7,078	5,551
Write-offs	(7,895)	(6,404)	(5,682)
Allowance for credit losses - end of year	$7,963	$2,749	$2,075
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
Management assesses long-lived assets for potential impairment quarterly, as well as when events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The identification of events or changes in circumstances that indicate the carrying value of assets may not be recoverable requires significant judgment. The Company reviews for impairment indicators at the lowest level of identifiable cash flows based on quantitative, qualitative and certain industry-related factors. Quantitative factors include, but are not limited to, hotel property EBITDA, EBITDA margins and EBITDA multiples, and serve to screen assets with historical, current or projected operating cash flow losses or deterioration. Qualitative factors include a change in physical condition, economic environment, regulatory environment or primary use, including the evaluation of the asset for disposition.
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

The estimation and evaluation of future cash flows, in particular the holding period for real estate assets and asset composition and/or concentration within real estate portfolios, relies on significant judgments and assumptions regarding holding period, current and future operating performance and current and future market conditions. It is possible that such judgments and/or estimates will change; in particular, the effects of the COVID-19 pandemic could cause economic and market conditions to deteriorate, and if this occurs, or if the Company's expected holding period for real estate assets changes, the Company may recognize impairment charges or losses on sale in future periods reflecting either changes in estimate, circumstance or the estimated market value of assets. During the year ended December 31, 2020, the Company recognized impairment charges of $1.1 million (see Note 5).
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
Definite-lived intangible assets are reviewed for impairment quarterly and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Indefinite-lived intangible assets are reviewed for impairment quarterly, and the Company tests for impairment more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. At such time their classification as indefinite-lived intangible assets is reassessed. The Company first assesses qualitative factors to determine if it is more likely than not that the fair value of its indefinite-lived intangible assets is less than its carrying amount.
The Company believes that the carrying amount of its intangible assets are recoverable and there are no changes in circumstances that would more likely than not reduce the fair value of its reporting units below their carrying amount. Therefore, no impairment charges related to intangible assets were recognized during the years ended December 31, 2020, 2019 or 2018. However, if the effects of the COVID-19 pandemic cause economic and market conditions to deteriorate, these events could result in impairment charges in the future. Actual results are subject to a high degree of uncertainty due to the volatility of macroeconomic trends.
Goodwill—Goodwill represents the purchase price in excess of the fair value of net assets acquired in conjunction with the acquisition of the Company's predecessor in 2010. Goodwill is reviewed for impairment quarterly and more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has two reportable operating segments, owned hotels and franchise and management. There is no goodwill associated with the franchise and management segment. Management analyzes goodwill associated with owned hotels when analyzing for potential impairment. The Company first assesses qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
The Company believes that the carrying amount of its goodwill is recoverable and there are no changes in circumstances that would more likely than not reduce the fair value of its reporting units below their carrying amount. Therefore, no impairment charges related to goodwill were recognized during the years ended December 31, 2020, 2019 or 2018. However, if the effects of the COVID-19 pandemic cause economic and market conditions to deteriorate, these events could result in impairment charges in the future. Actual results are subject to a high degree of uncertainty due to the volatility of macroeconomic trends.
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
Discontinued Operations—The Company classifies hotel properties sold or held for sale as discontinued operations when the disposal represents a strategic shift that has (or will have) a major effect on its operations and financial results. No hotel properties were classified as discontinued operations during the years ended December 31, 2020, 2019 or 2018.
Deferred Financing Costs—Costs incurred in obtaining financing are amortized over the terms of the related loans on a straight-line basis, which approximates the effective interest method. Deferred financing costs are presented in the accompanying consolidated balance sheets as a direct deduction of the carrying amount of the related debt liability, except those incurred under a revolving-debt arrangement, which are presented as a component of other assets. Upon repayment, or in conjunction with a material change in the terms of the underlying debt agreement, remaining unamortized costs are written off as a component of net interest expense. Amortization of deferred financing costs is included as a component of net interest expense (see Note 7).
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
Each room night consumed by a guest with a cancellable reservation represents a contract whereby the Company has a performance obligation to provide the room night at an agreed upon price. For cancellable reservations, the Company recognizes revenue as each performance obligation (i.e., each room night) is met. Such contract is renewed if the guest continues their stay. If at any time during a guest’s stay the Company believes it is not probable it will collect substantially all consideration to which it will be entitled, revenue is recognized on a cash basis until such time as collection is considered probable.
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
In evaluating its performance obligation, the Company bundles the obligation to provide the guest the room itself with other obligations (such as free WiFi, access to on-site laundry facilities and parking), as the other obligations are not distinct and separable because the guest cannot benefit from the additional amenities without the consumed room night. The Company’s obligation to provide the additional items or services is not separately identifiable from the fundamental contractual obligation (i.e., providing the room and its contents). The Company has no performance obligations once a guest’s stay is complete.
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

•Other revenues from franchised and managed properties, which include the reimbursement of costs incurred on behalf of third-party hotel owners on a direct and an indirect basis, as follows:
◦Direct costs incurred with respect to franchise and management agreements include on-site hotel personnel and incremental reservation and distribution costs for which the Company is reimbursed on a dollar-for-dollar basis. Since the Company employs the hotel personnel and has discretion over reservation and distribution costs, it is the principal with respect to these services and revenue is recognized on a gross basis.
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
Advertising Costs—Advertising costs are expensed as incurred. For the years ended December 31, 2020, 2019 and 2018, total advertising costs were $26.0 million, $29.4 million and $25.9 million, respectively, and are classified as hotel operating expenses in the accompanying consolidated statements of operations.
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
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, deposits, accounts payable and accrued liabilities, term loans, senior notes and revolving credit facilities. The carrying values of cash and cash equivalents, restricted cash, accounts receivable, deposits, accounts payable and accrued liabilities and revolving credit facilities are representative of their fair values due to the short-term nature or frequent settlement of these instruments. The fair values of term loans and senior notes are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on the Company’s instruments or from quoted market prices, when available (see Note 7).

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
Insurance Reserves—The Company utilizes various insurance programs for workers’ compensation, general liability and health insurance claims. Retained losses require estimates in determining the liability for claims arising under these programs. Workers’ compensation, general liability and health insurance liabilities are estimated using actuarial evaluations based on historical and projected claims and medical and other cost trends. Corresponding receivables are recorded for losses that will be reimbursed by insurance. As of December 31, 2020 and 2019, $42.9 million and $40.6 million, respectively, of liabilities for such insurance programs are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. As of December 31, 2020 and 2019, $15.8 million and $14.8 million, respectively, of insurance-related reimbursements receivable are included in other assets on the consolidated balance sheets.
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
If a subsidiary, affiliate or other entity is a variable interest entity (“VIE”), it is subject to the consolidation framework specifically for VIEs. The Company considers an entity a VIE if equity investors own an interest therein that does not have the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In accordance with Financial Accounting Standards Board (“FASB”) ASC 810, Consolidations, the Company reviews subsidiaries and affiliates, as well as other entities, to determine if (i) they should be considered VIEs, and (ii) whether their consolidation determinations should change based on changes in their characteristics.
Income Taxes—The Corporation’s taxable income includes the taxable income or loss of its wholly-owned subsidiaries and distribution income related to its ownership of approximately 59% of ESH REIT. As a result, approximately 59% of ESH REIT’s distributions are subject to corporate income tax.
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

ESH REIT has elected to be taxed as and expects to continue to qualify as a real estate investment trust (“REIT”) under provisions of the Internal Revenue Code (the “Code”). A REIT is a legal entity that holds real estate assets and is generally not subject to federal and state income taxes. In order to maintain qualification as a REIT, ESH REIT is required to distribute at least 90% of its taxable income, excluding capital gains, to its shareholders each year. In addition, ESH REIT must meet a number of complex organizational and operational requirements. If ESH REIT were to fail to qualify as a REIT in any taxable year, it would be subject to federal income taxes at regular corporate rates and generally would be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it lost its REIT qualification. Even in qualifying as a REIT, ESH REIT may be subject to state and local taxes in certain jurisdictions, and is subject to federal income and excise taxes on undistributed income.
During the years ended December 31, 2020, 2019 and 2018, ESH REIT distributed approximately 100% of its taxable income and, as a result, incurred minimal current federal income tax. In the future, ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. ESH REIT will incur federal and state income tax at statutory rates if its taxable income is not distributed. Accordingly, ESH REIT expects to distribute approximately 100% of its taxable income for the foreseeable future.
Comprehensive Income—Comprehensive income includes net income and other comprehensive income (loss), which consists of foreign currency translation adjustments and interest rate cash flow hedge adjustments. Comprehensive income is presented in the accompanying consolidated statements of comprehensive income. Foreign currency translation adjustments and interest rate cash flow hedge adjustments are presented as separate components of consolidated equity.
Equity-Based Compensation—The Corporation and ESH REIT each maintain a Long-Term Incentive Plan (“LTIP”), approved by their shareholders. Under the LTIPs, the Corporation and ESH REIT may issue to eligible employees or directors equity-based awards in respect of Paired Shares with service, performance or market vesting conditions. The Company recognizes costs related to equity-based awards over their vesting periods. The issuing entity classifies equity-based awards granted in exchange for employee or director services as either equity awards or as liability awards. The classification of an award either as an equity award or a liability award is generally based upon cash settlement options. Equity awards are measured based on their fair value on the date of grant. Liability awards are re-measured to fair value each reporting period. The value of all awards is recognized over the requisite service period, which is the period during which an employee or director is required to provide services in exchange for the award (usually the vesting period). No compensation expense is recognized for awards for which employees or directors do not render the requisite services. All outstanding awards granted are classified as equity awards, except those equity-based awards issued by ESH REIT to its directors, which are classified as liability awards.
Segments—The Company has two reportable operating segments based on the manner in which it evaluates its business: (i) owned hotels and (ii) franchise and management. The Company assesses the performance of these segments on an individual basis (see Note 9).
Recently Issued Accounting Standards

Reference Rate Reform—In March 2020, the FASB issued an accounting standards update that provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR, subject to meeting certain criteria. The Company adopted this update on March 12, 2020, and the update is effective through December 31, 2022, during which time the Company may elect to apply the optional expedients and exceptions offered under the standard. As of December 31, 2020, the Company's variable rate debt and interest rate swap are tied to rates that reference LIBOR (see Notes 7 and 8) and the Company had not applied any of these optional expedients or exceptions. The adoption of this update did not, and is not expected to, have a material effect on the Company's consolidated financial statements.

Income Taxes—In December 2019, the FASB issued an accounting standards update which simplifies the accounting for income taxes. The update amends several topics including interim period accounting for enacted changes in tax law and year-to-date loss limitation in interim-period tax accounting. The Company adopted this update on January 1, 2021. The adoption of this update is not expected to have a material effect on the Company's consolidated financial statements.
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
Financial Instruments—Credit Losses—In June 2016, the FASB issued an accounting standards update which requires the measurement of an impairment allowance for certain financial assets based on a company’s current estimate of all contractual cash flows it does not expect to collect. The new standard primarily impacts the manner in which the Company estimates its allowance for uncollectible trade receivables. The standard requires the Company to measure its allowance for credit losses based on current conditions, historical experience and reasonable and supportable forecasts for each pool of receivables with similar risk characteristics. The Company adopted this update on January 1, 2020, using a modified retrospective method. The adoption of this update did not have a material effect on the Company's consolidated financial statements and had no effect on or impact to retained earnings.

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
The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income available to Extended Stay America, Inc. common shareholders - basic	$23,267	$69,668	$112,864
Income attributable to noncontrolling interests assuming conversion	(95)	(82)	(128)
Net income available to Extended Stay America, Inc. common shareholders - diluted	$23,172	$69,586	$112,736
Denominator:
Weighted-average number of Extended Stay America, Inc. common shares outstanding - basic	177,708	186,546	189,389
Dilutive securities	395	276	432
Weighted-average number of Extended Stay America, Inc. common shares outstanding - diluted	178,103	186,822	189,821
Net income per Extended Stay America, Inc. common share - basic	$0.13	$0.37	$0.60
Net income per Extended Stay America, Inc. common share - diluted	$0.13	$0.37	$0.59

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
No hotels were acquired during the year ended December 31, 2020. During the years ended December 31, 2020, 2019 and 2018, acquired hotel properties contributed total room and other hotel revenues, total operating expenses and income before income tax expense as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Total room and other hotel revenues	$4,213	$2,003	$1,106
Total operating expenses	3,424	1,868	966
Income before income tax expense	789	135	140
DISPOSITIONS
The table below summarizes hotel dispositions for the prior three years (in thousands, except number of hotels and number of rooms). No dispositions were reported as discontinued operations.

Year	Location	Month Sold	Number of Hotels	Number of Rooms	Net Proceeds	Gain (Loss) on Sale		Franchised/Managed (1)
2020	California	November	1	146	$63,556	$52,525		No
2018	Various	November	14	1,386	$34,855	$1,331	(2)	Yes
2018	Various	September	16	1,677	$60,710	$6,293	(2)	Yes
2018	Various	September	16	1,772	$58,144	$(3,014)	(2)	Yes
2018	Various	February	25	2,420	$111,156	$6,810	(2)	Yes
2018	Texas	March	1	101	$44,090	$31,058		No	(3)
____________________
(1)As of December 31, 2020.
(2)Net of impairment charges of $16.8 million, $24.3 million, $6.3 million and $2.1 million, respectively, recognized prior to sale.
(3)Management agreement terminated in 2019.

During the years ended December 31, 2020, 2019 and 2018, disposed hotel properties contributed total room and other hotel revenues, total operating expenses and income (loss) before income tax expense as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Total room and other hotel revenues	$1,832	$4,528	$58,069
Total operating expenses	1,429	1,746	85,102	(1)
Income (loss) before income tax expense	403	2,782	(27,033)	(1)
_____________________
(1)Includes impairment charges of $37.4 million.

5.    PROPERTY AND EQUIPMENT
Net investment in property and equipment as of December 31, 2020 and 2019, consists of the following (in thousands):

	December 31, 2020	December 31, 2019
Hotel properties:
Land and site improvements (1)	$1,246,441	$1,228,231
Building and improvements	2,881,855	2,792,579
Furniture, fixtures and equipment (2)	783,414	745,145
Total hotel properties	4,911,710	4,765,955
Development in process (3)	46,496	70,864
Corporate furniture, fixtures, equipment, software and other	29,735	30,680
Total cost	4,987,941	4,867,499
Less accumulated depreciation:
Hotel properties	(1,518,236)	(1,353,772)
Corporate furniture, fixtures, equipment, software and other	(23,750)	(20,178)
Total accumulated depreciation	(1,541,986)	(1,373,950)
Property and equipment—net	$3,445,955	$3,493,549
_________________________________
(1)Includes finance lease asset of $4.0 million and $3.2 million as of December 31, 2020 and 2019, respectively.
(2)Includes finance lease asset of $0.4 million and $0 as of December 31, 2020 and 2019, respectively.
(3)Includes finance lease asset of $0 and $0.8 million as of December 31, 2020 and 2019, respectively.

As of December 31, 2020 and 2019, development in process consisted of 8 and 15 land parcels, respectively, that were in various phases of construction and/or development. As of December 31, 2020, the Company expects to delay commencement of construction at four of these locations as a result of current market uncertainty.

During the years ended December 31, 2020, 2019 and 2018, the following owned, newly constructed hotels were opened under the Extended Stay America brand:

Opening Date	Location	Number of Hotels	Number of Rooms
December 2020	Florida	1	124
November 2020	Florida	1	144
August 2020	Florida	1	124
June 2020	Various	2	248
April 2020	South Carolina	1	120
March 2020	Florida	1	120
December 2019	Various	2	260
September 2018	South Carolina	1	107
During the years ended December 31, 2020, 2019 and 2018, newly-built hotels contributed total room and other hotel revenues, total operating expenses and income (loss) before income tax expense as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Total room and other hotel revenues	$11,228	$2,199	$152
Total operating expenses	10,901	1,856	201
Income (loss) before income tax expense	327	343	(49)
During the year ended December 31, 2020, the Company recognized impairment charges totaling $1.1 million related to one hotel in Illinois and an undeveloped land parcel. During the year ended December 31, 2019, the Company recognized an impairment charge of $2.7 million related to one hotel in New York. The hotel-related impairment charges during the years ended December 31, 2020 and 2019 were incurred as a result of a decline in the hotels' estimated future operating cash flows. During the year ended December 31, 2018, the Company recognized impairment charges totaling $43.6 million for 21 hotels generally located in the Midwestern U.S., the majority of which were incurred with evaluating the potential sale of certain non-core assets.
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
6.    INTANGIBLE ASSETS AND GOODWILL
The Company’s intangible assets and goodwill as of December 31, 2020 and 2019, consist of the following (in thousands):

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—customer relationships	$26,800	$(13,710)	$13,090
Definite-lived intangible assets—software licenses	10,546	(2,005)	8,541
Definite-lived intangible assets—software license in process	2,299	—	2,299
Indefinite-lived intangible assets—trademarks	10,163	—	10,163
Total intangible assets	49,808	(15,715)	34,093
Goodwill	45,055	—	45,055
Total intangible assets and goodwill	$94,863	$(15,715)	$79,148

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—customer relationships	$26,800	$(12,370)	$14,430
Definite-lived intangible assets—software licenses	10,353	(763)	9,590
Indefinite-lived intangible assets—trademarks	10,163	—	10,163
Total intangible assets	47,316	(13,133)	34,183
Goodwill	45,192	—	45,192
Total intangible assets and goodwill	$92,508	$(13,133)	$79,375
The remaining weighted-average amortization period for amortizing intangible assets is approximately nine years as of December 31, 2020. Estimated future amortization expense for amortizing intangible assets is as follows (in thousands):

Years Ending December 31,
2021	$2,590
2022	2,590
2023	2,590
2024	2,590
2025	2,590
Thereafter	8,681
Total	$21,631

7.    DEBT
During the years ended December 31, 2020 and 2019, the following debt transactions occurred (in thousands):

	December 31, 2020	December 31, 2019
Debt, net of deferred financing costs and debt discounts - beginning of year (1)	$2,632,636	$2,395,507
Additions:
Proceeds from senior notes	—	750,000
Proceeds from revolving credit facilities	399,765	—
Amortization and write-off of deferred financing costs and debt discount (2)	7,530	12,967
Deductions:
Payments on term loan facilities	(6,309)	(507,261)
Payments on revolving credit facilities	(350,000)	—
Payments of deferred financing costs (2)	—	(18,577)
Debt, net of deferred financing costs and debt discounts - end of year (1)	$2,683,622	$2,632,636
______________________
(1)Excludes mandatorily redeemable preferred stock and finance lease obligations.
(2)Excludes amortization and payments of deferred financing costs related to revolving credit facilities.
Summary—The Company's outstanding debt, net of unamortized debt discount and unamortized deferred financing costs, as of December 31, 2020 and 2019, consists of the following (dollars in thousands):

		Carrying Amount				Unamortized Deferred Financing Costs
Loan	Stated Amount	December 31, 2020		December 31, 2019		December 31, 2020		December 31, 2019		Stated Interest Rate	Maturity Date
Term loan facility
ESH REIT Term Facility	$630,909	$621,351	(1)	$627,368	(1)	$7,684		$9,030		LIBOR(2) + 2.00%	9/18/2026	(3)
Senior notes
2025 Notes	1,300,000	1,294,301	(4)	1,292,986	(4)	12,232		15,055		5.25%	5/1/2025
2027 Notes	750,000	750,000		750,000		11,879		13,633		4.63%	10/1/2027
Revolving credit facilities
ESH REIT Revolving Credit Facility	350,000	—		—		2,061	(5)	2,606	(5)	LIBOR(2) + 2.00%	9/18/2024
Corporation Revolving Credit Facility	50,000	49,765		—		520	(5)	556	(5)	LIBOR(2) + 2.25%	9/18/2024
Total		$2,715,417		$2,670,354		$34,376		$40,880
______________________
(1)The ESH REIT Term Facility (defined below) is presented net of an unamortized debt discount of $1.7 million and $2.0 million as of December 31, 2020 and 2019, respectively.
(2)As of December 31, 2020 and 2019, one-month LIBOR was 0.14% and 1.76%, respectively. As of December 31, 2020 and 2019, $100.0 million and $200.0 million, respectively, of the ESH REIT Term Facility was subject to an interest rate swap at a fixed rate of 1.175%.
(3)Amortizes in equal quarterly installments of $1.6 million. In addition to scheduled amortization, subject to certain exceptions, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required under the ESH REIT Term Facility. Annual mandatory prepayments for a given fiscal year are due during the first quarter of the following fiscal year. No mandatory prepayments are required in the first quarter of 2021 based on ESH REIT's Excess Cash Flow for the year ended December 31, 2020.
(4)The 2025 Notes (defined below) are presented net of an unamortized discount of $5.7 million and $7.0 million as of December 31, 2020 and 2019, respectively.
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

ESH REIT Term Facility—The ESH REIT Term Facility bears interest at a rate equal to (i) LIBOR plus 1.75% for any period during which ESH REIT maintains a public corporate family rating better than or equal to BB (with a stable or better outlook) from S&P and Ba3 (with a stable or better outlook) from Moody’s (a “Level 1 Period”) or LIBOR plus 2.00% for any period other than a Level 1 Period; or (ii) a base rate, (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50% or (C) the one-month adjusted LIBOR rate plus 1.00%), plus 0.75% during a Level 1 Period or 1.00% for any period other than a Level 1 Period. ESH REIT has the option to prepay outstanding loans under the ESH REIT Term Facility without penalty.
ESH REIT Revolving Credit Facility—Borrowings under the ESH REIT Revolving Credit Facility bear interest at a rate equal to (i) LIBOR plus a spread that ranges from 1.50% to 2.00% based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined, or (ii) a base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50%, or (C) the one-month adjusted LIBOR rate plus 1.00%) plus a spread that ranges from 0.50% to 1.00% based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined. ESH REIT incurs a fee of 0.30% or 0.175% on the unutilized revolver balance based on the amount outstanding under the facility. ESH REIT is also required to pay customary letter of credit fees and agency fees. The ESH REIT Revolving Credit Facility provides for the issuance of up to $50.0 million of letters of credit. As of December 31, 2020, ESH REIT had no letters of credit outstanding and available borrowing capacity of $350.0 million under the facility.
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
In March 2020, ESH REIT borrowed the full available capacity of $350.0 million under the ESH REIT Revolving Credit Facility as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of uncertainty in business markets. In August 2020, ESH REIT repaid the full outstanding balance under the ESH REIT Revolving Credit Facility. As of December 31, 2020, the outstanding balance under the facility was $0.

ESH REIT 2025 Notes
In May 2015 and March 2016, ESH REIT issued $500.0 million and $800.0 million, respectively, of its 5.25% senior notes due in May 2025 (the “2025 Notes”) under an indenture with Deutsche Bank Trust Company Americas, as trustee, in private placements pursuant to Rule 144A of the Securities Act of 1933, as amended. ESH REIT may redeem the 2025 Notes at any time, in whole or in part, at a redemption price equal to 102.625% of the principal amount, declining annually to 100% of the principal amount from May 1, 2023 and thereafter, plus accrued and unpaid interest. Upon a Change of Control, as defined, holders of the 2025 Notes have the right to require ESH REIT to redeem the 2025 Notes at 101% of the principal amount, plus accrued and unpaid interest.
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
In March 2020, the Company borrowed $49.8 million under the Corporation Revolving Credit Facility as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of uncertainty in business markets. The proceeds may in the future be used for working capital, general corporate or other purposes permitted under the agreement. As of December 31, 2020, the Corporation had one letter of credit outstanding of $0.2 million and no available borrowing capacity under the facility.
Obligations under the Corporation Revolving Credit Facility are guaranteed by certain existing and future material domestic subsidiaries of the Corporation, excluding ESH REIT and its subsidiaries and subject to customary exceptions. The facility is secured, subject to certain exceptions, by a first-priority security interest in substantially all of the assets of the Corporation and the guarantors. If obligations are outstanding under the facility during any fiscal quarter, the Corporation Revolving Credit Facility requires that the Consolidated Leverage Ratio, as defined, calculated as of the end of such fiscal quarter for any consecutive four quarter period, be less than or equal to 8.75 to 1.00. (the “Leverage Covenant,” subject to the Four Quarter Suspension Period, as defined below). The facility is also subject to a springing financial covenant whereby the senior loan-to-value ratio may not exceed 45% when the aggregate principal amount of borrowings and letters of credit under the Corporation Revolving Credit Facility, excluding up to $30.0 million of letters of credit, is equal to or greater than 25% of the aggregate available principal amount of the Corporation Revolving Credit Facility on the applicable fiscal quarter end date.
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

Covenants
The ESH REIT Credit Facilities, the 2027 Notes, the 2025 Notes, the Corporation Revolving Credit Facility and certain intercompany loan facilities contain a number of restrictive covenants that, among other things and subject to certain exceptions, limit the Corporation’s or ESH REIT’s ability and the ability of their respective subsidiaries to engage in certain transactions. In addition, the ESH REIT Revolving Credit Facility and the Corporation Revolving Credit Facility contain financial covenants that, subject to certain conditions, require compliance with certain senior loan-to-value and consolidated leverage ratios. The agreements governing the Corporation’s and ESH REIT’s indebtedness also contain certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and, in the case of the ESH REIT Credit Facilities and certain intercompany loan facilities, certain material operating leases and management agreements. As of December 31, 2020, the Corporation and ESH REIT were in compliance with all covenants under their respective debt agreements.
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
Future Maturities of Debt—The future maturities of debt as of December 31, 2020, are as follows (in thousands):

Years Ending December 31,
2021	$6,309	(1)
2022	6,309	(1)
2023	6,309	(1)
2024	56,074	(1)
2025	1,306,309	(1)
Thereafter	1,341,477	(1)
Total	$2,722,787
______________________
(1)Under the ESH REIT Term Facility, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required. Annual mandatory prepayments for a given fiscal year are due during the first quarter of the following fiscal year. No mandatory prepayments are required in the first quarter of 2021 based on ESH REIT's Excess Cash Flow for the year ended December 31, 2020.
Interest Expense, net—The components of net interest expense during the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Contractual interest(1)	$122,296	$117,067	$116,348
Amortization of deferred financing costs and debt discount	8,237	8,059	8,005
Debt extinguishment and other costs(2)	917	8,301	3,030
Interest income	(1,317)	(5,663)	(2,513)
Total	$130,133	$127,764	$124,870
______________________
(1)Includes dividends on shares of mandatorily redeemable Corporation preferred stock. Net of capitalized interest of $2.9 million, $2.2 million and $0.5 million, respectively.
(2)Includes interest expense on finance leases (See Note 13) and unused facility fees.
Mandatorily Redeemable Preferred Stock—The Corporation has authorized 350.0 million shares of preferred stock, $0.01 par value, of which 0 and 7,130 shares of mandatorily redeemable voting preferred stock were issued and outstanding as of December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, the remaining outstanding 7,130 shares of the 8% mandatorily redeemable voting preferred stock were redeemed for $7.1 million.
Due to the fact that the 8.0% mandatorily redeemable voting preferred stock was mandatorily redeemable by the Corporation, it was classified as a liability on the accompanying consolidated balance sheets. Dividends on these mandatorily redeemable voting preferred shares, paid at a rate of 8.0% per year, are classified as net interest expense on the accompanying consolidated statements of operations.
Fair Value of Debt—As of December 31, 2020 and 2019, the estimated fair value of the Company’s debt was $2.8 billion and $2.7 billion, respectively, and the estimated fair value of the Corporation’s 8.0% mandatorily redeemable preferred stock was $0.0 million and $7.1 million, respectively. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available, to the stated interest rates and spreads on the Company’s debt and the Corporation's 8.0% mandatorily redeemable preferred stock. The estimated fair value of the Corporation Revolving Credit Facility is equal to its carrying value due to its short-term nature and frequent settlement.
8.    DERIVATIVE INSTRUMENTS
ESH REIT is a counterparty to a floating-to-fixed interest rate swap, at a fixed rate of 1.175% and a floating rate of one-month LIBOR to manage its exposure to interest rate risk on a portion of the ESH REIT Term Facility. The notional amount of the interest rate swap as of December 31, 2020 was $100.0 million. The notional amount decreases by an additional $50.0 million every six months until the swap’s maturity in September 2021.
For the year ended December 31, 2020, the Company paid interest of $0.6 million and for each of the years ended December 31, 2019 and 2018, the Company received proceeds of $2.8 million that offset interest expense. As of December 31, 2020, $0.5 million of interest expense is expected to be recognized through the swap’s maturity.
The table below presents the amounts and classification of the interest rate swap on the Company's consolidated financial statements (in thousands):

	(Accrued liabilities) other assets	Accumulated other comprehensive (loss) income, net of tax		Interest expense (income), net
As of December 31, 2020	$(525)	$(445)	(1)
As of December 31, 2019	$831	$706	(2)
For the year ended December 31, 2020				$643
For the year ended December 31, 2019				$(2,842)
For the year ended December 31, 2018				$(2,765)
_______________________________
(1)Changes during the year ended December 31, 2020, on a pre-tax basis, consisted of changes in fair value of $(1.4) million.
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

The performance of the Company’s operating segments is evaluated primarily on income from operations. Selected financial data is provided below (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenues:
Owned hotels	$1,022,065	$1,196,091	$1,259,182
Franchise and management (1)	8,454	9,000	7,086
Total segment revenues	1,030,519	1,205,091	1,266,268
Corporate and other (2)	76,257	77,084	80,942
Other revenues from franchise and managed properties (3)	14,861	16,716	12,567
Intersegment eliminations (4)	(79,321)	(80,672)	(84,718)
Total	$1,042,316	$1,218,219	$1,275,059

Income (loss) from operations:
Owned hotels (5)	$225,605	$346,999	$394,669
Franchise and management (1)	8,454	9,000	7,086
Total segment income from operations	234,059	355,999	401,755
Corporate and other (2)	(30,071)	(32,019)	(23,168)
Other expenses from franchise and managed properties, net(3)	(2,180)	(2,154)	(650)
Total	$201,808	$321,826	$377,937
_________________________________
(1)Includes intellectual property fees charged to the owned hotels segment of $3.1 million, $3.6 million and $3.8 million for the years ended December 31, 2020, 2019 and 2018, respectively, that are eliminated in the consolidated statements of operations.
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
(5)Net of impairment charges of $1.1 million, $2.7 million and $43.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. Also includes gain on sale of hotel properties, net of $52.5 million, $0 and $42.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Total assets for each of the Company’s operating segments are provided below (in thousands):

	December 31, 2020	December 31, 2019
Assets:
Owned hotels	$3,802,896	$3,661,609
Franchise and management	13,319	14,576
Total segment assets	3,816,215	3,676,185
Corporate and other	274,039	397,568
Intersegment eliminations	(1,105)	(43,157)
Total	$4,089,149	$4,030,596

Total capital expenditures for each of the Company's operating segments are provided below (in thousands):

	Year Ended December 31,
	2020	2019	2018
Capital Expenditures:
Owned hotels	$188,047	$260,155	$207,997
Franchise and management	—	—	250
Total segment capital expenditures	188,047	260,155	208,247
Corporate and other	4,684	1,139	1,027
Total	$192,731	$261,294	$209,274

10.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenues
The following table disaggregates room revenues generated from owned hotels by booking source for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Property direct	$257,999	$286,002	$360,718
Central call center	313,123	312,956	303,336
Proprietary website	212,328	225,393	220,734
Third-party intermediaries	187,015	307,478	300,965
Travel agency global distribution systems	24,431	39,897	51,558
Total room revenues from owned hotels(1)	$994,896	$1,171,726	$1,237,311
_________________________________
(1)In addition to room revenues, the Company’s owned hotels earned $27.2 million, $24.4 million and $21.9 million of other hotel revenues during the years ended December 31, 2020, 2019 and 2018, respectively.

The following table disaggregates room revenues generated from owned hotels by length of guest stay for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
1-6 nights	$281,390	$441,417	$457,380
7-29 nights	211,029	243,263	261,674
30+ nights	502,477	487,046	518,257
Total room revenues from owned hotels(1)	$994,896	$1,171,726	$1,237,311
_________________________________
(1)In addition to room revenues, the Company’s owned hotels earned $27.2 million, $24.4 million and $21.9 million of other hotel revenues during the years ended December 31, 2020, 2019 and 2018, respectively.

The following table disaggregates revenues generated from franchised and managed hotels for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Management fees	$940	$1,239	$1,175
Franchise fees	4,449	4,173	2,135
Indirect reimbursements (system service fees)	5,062	5,221	2,444
Direct reimbursements	9,799	11,495	10,123
Total revenues from franchised and managed hotels	$20,250	$22,128	$15,877

Outstanding Contract Liabilities
Contract liabilities relate to advance deposits with respect to owned hotels and, with respect to franchised hotels, advance consideration received, such as initial franchise fees paid when a franchise agreement is executed and certain system implementation fees paid at the time of installation. Contract liabilities are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets. The following table presents changes in outstanding contract liabilities as of December 31, 2020, 2019 and 2018, respectively, and the amount of outstanding contract liabilities that were recognized as revenue during the years ended December 31, 2020, 2019 and 2018, respectively (in thousands):

	Year Ended December 31,
	2020	2019
Contract liabilities - beginning of year	$16,231	$13,829
Contract liabilities - end of year	$17,197	$16,231
Portion of beginning balance recognized as revenue during the year	$10,933	$9,233
Performance Obligations
As of December 31, 2020, $11.0 million of outstanding contract liabilities related to owned hotels and $6.2 million related to franchised hotels. The Company does not estimate revenues expected to be recognized related to unsatisfied performance obligations for royalty fees, system service fees or management fees, as they are considered either sales-based fees or allocated to wholly unsatisfied performance obligations in a series. Performance obligations related to owned hotels are expected to be satisfied within less than one year. Performance obligations related to franchised hotels are expected to be satisfied over the term of the respective franchise agreements, which are typically 20 years.
11.    INCOME TAXES
The Corporation's taxable income includes the taxable income (loss) of its wholly-owned subsidiaries and distribution income related to its 59% ownership of ESH REIT.
Income (loss) before income tax expense for the years ended December 31, 2020, 2019 and 2018 consists of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
U.S.	$71,610	$194,143	$254,172
Canada	146	310	(340)
Total	$71,756	$194,453	$253,832
The components of income tax (benefit) expense for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Federal (including foreign):
Current	$(57,975)	$28,297	$31,401
Deferred	30,877	(6,697)	711
State:
Current	5,895	9,134	9,656
Deferred	(3,297)	(1,419)	308
Total	$(24,500)	$29,315	$42,076

The differences between income tax (benefit) expense at the effective tax rate and the statutory U.S. federal income tax rate for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	Year Ended December 31,
	2020		2019		2018
Tax at statutory rate	$15,069	21.0%	$40,835	21.0%	$53,305	21.0%
State income tax	2,533	3.5	5,844	3.0	7,847	3.1
Nontaxable ESH REIT income	(28,504)	(39.7)	(18,577)	(9.6)	(14,976)	(5.9)
Equity-based compensation	704	1.0	(69)	—	(524)	(0.2)
Other permanent differences	863	1.2	629	0.3	30	—
Estimate of future nontaxable distributions from ESH REIT	—	—	—	—	5,020	2.0
Change in ESH REIT temporary differences	15,396	21.5	475	0.3	(9,525)	(3.7)
Valuation allowance	3	—	(1)	—	(2)	—
Tax credits	(613)	(0.9)	(783)	(0.4)	(661)	(0.3)
Benefit of NOL carryback to higher rate year	(29,601)	(41.3)	—	—	—	—
Other - net	(350)	(0.4)	962	0.5	1,562	0.6
Income tax expense (benefit) - net	$(24,500)	(34.1)%	$29,315	15.1%	$42,076	16.6%

The significant components of deferred tax assets and deferred tax liabilities as of December 31, 2020 and 2019, consist of the following (in thousands):

	December 31, 2020	December 31, 2019
Deferred tax assets:
Net operating loss carryforwards	$13,417	$2,914
Accruals and allowances(1)(2)	23,418	19,327
Lease liabilities(1)	372	869
Equity-based compensation	561	972
Depreciable property	—	2,890
Other	274	665
Total deferred tax assets	38,042	27,637
Valuation allowance	(2,880)	(2,914)
Net deferred tax assets	35,162	24,723
Deferred tax liabilities:
Depreciable property	(17,941)	—
Undistributed ESH REIT income	(24,495)	(5,074)
Right-of-use assets(1)	(302)	(712)
Intangible assets	(2,263)	(2,112)
Prepaid expenses	(1,377)	(668)
Other	(2)	—
Total net deferred tax (liabilities) assets:	$(11,218)	$16,157
_________________________________
(1)Deferred tax assets and liabilities pertaining to right-of-use assets and lease liabilities for leases with third-parties as of December 31, 2019, were previously reported net under accruals and allowances. Balances were reclassified to conform to current period presentation.
(2)Includes deferred tax assets and liabilities pertaining to intercompany right-of-use assets and lease liabilities recorded at the Corporation for leases between the Operating Lessees and ESH REIT, which eliminate in consolidation.
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
During the years ended December 31, 2020, 2019 and 2018, ESH REIT recognized a dividends paid deduction for 100% of its taxable income, incurring no federal income tax and minimal state and local income tax. The following table summarizes ESH REIT’s taxable income prior to distributions, cash distributions to its shareholders and the prior year deduction of cash distributions for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Taxable income prior to distribution	$178,030	$233,433	$297,211
Cash distributions(1)	$218,263	$240,600	$277,075
Prior year deduction of cash distributions(2)	$20,225	$26,514	$2,829
_________________________________
(1)Excludes accumulated distributions on RSUs settled.
(2)Cash distributions that were previously deducted to offset taxable income in the prior year.
All cash distributions for the years ended December 31, 2020, 2019 and 2018 were considered ordinary taxable income. The 2020 distribution includes a special distribution of $149.8 million declared in December 2020 and paid in January 2021. Approximately $129.8 million of the special distribution was deductible to ESH REIT in 2020; the remaining $20.0 million will be deducted in 2021. The special distribution will be subject to current taxation to the Corporation as dividend income in 2021 at the time of receipt.
As of December 31, 2020, the book basis of ESH REIT’s property and equipment was $21.8 million greater than the tax basis.
As of December 31, 2020, the Company has recorded $13.4 million of tax net operating loss carryforwards related to its operations in Canada and various state jurisdictions. These operating loss carryforwards have varying expiration dates ranging from 5 years to indefinite. As of December 31, 2020, the Company recorded a valuation allowance of $2.9 million on the net operating loss carryforwards of its Canadian Operating Lessee and state net operating losses with respect to ESH REIT. The Company has concluded that, in light of available evidence, it is more likely than not that these net operating loss carryforwards will not be realized.
The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was passed during the first quarter of 2020, allows the Company to carry back $211.4 million of 2020 tax net operating losses to offset taxable income for the years 2015 to 2017 and seek refund of taxes previously paid. As of December 31, 2020, the Company recorded a $74.0 million receivable for a tax refund expected as a result of the 2020 tax net operating loss carryback, which is included in other assets in the accompanying consolidated balance sheets.
The Company evaluates its open tax positions using the criteria established by ASC 740, Income Taxes. The Company has concluded that it has not taken any material tax positions that are not more likely than not to be sustained upon examination and has therefore not recorded any reserves for uncertain tax positions. The Company’s federal income tax returns for the years 2017 to present may be subject to examination by the Internal Revenue Service and other taxing authorities. As of December 31, 2020, a subsidiary of ESH REIT was under examination by the Canadian Revenue Agency for tax years 2014 through 2017. As this audit is still in process, the timing of the resolution and any payments that may be required cannot be determined at this time. The Company believes that, to the extent a liability may exist, it is not material as of December 31, 2020.

12.    EQUITY
The Corporation
The Corporation has authorized 3,500.0 million shares of common stock, par value $0.01 per share, of which 177.6 million and 179.5 million shares were issued and outstanding as of December 31, 2020 and 2019, respectively. Each share of the Corporation’s outstanding common stock is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT.
The Corporation has authorized 350.0 million shares of preferred stock, $0.01 par value, of which 0 and 7,130 shares of mandatorily redeemable voting preferred stock were issued and outstanding as of December 31, 2020 and 2019, respectively. Dividends on these mandatorily redeemable voting preferred shares were paid quarterly in arrears at a rate of 8.0% per year. During the year ended December 31, 2020, the remaining outstanding 7,130 shares of the 8% mandatorily redeemable voting preferred stock were redeemed for $7.1 million. The 8.0% mandatorily redeemable voting preferred stock was classified as a liability on the accompanying consolidated balance sheets and is further described in Note 7.
The Corporation paid cash distributions totaling $18.0 million, $67.2 million and $45.8 million during the years ended December 31, 2020, 2019 and 2018, respectively, to its common shareholders, all of which were considered taxable dividends.
Paired Share Repurchase Program—In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program. As a result of several increases in authorized amounts and program extensions, including a program extension authorized in December 2020, effective January 1, 2021, the combined Paired Share repurchase program authorizes the Corporation and ESH REIT to purchase up to $550.0 million in Paired Shares through December 31, 2021. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of December 31, 2020, the Corporation and ESH REIT repurchased and retired 28.6 million Paired Shares for $283.0 million and $166.4 million, including transaction fees, respectively, and $101.1 million remained available under the combined Paired Share repurchase program.
Noncontrolling Interests
Third party equity interests in the Corporation consist of the outstanding shares of the Class B common stock of ESH REIT, which represent 41% and 42% of ESH REIT’s total common equity as of December 31, 2020 and 2019, respectively, and the outstanding 125 shares of 12.5% preferred stock of ESH REIT. These interests, which are not owned by the Corporation, are presented as noncontrolling interests.
ESH REIT
ESH REIT has authorized 4,300.0 million shares of Class A common stock, par value $0.01 per share, of which 250.5 million shares were issued and outstanding as of December 31, 2020 and 2019. All issued and outstanding shares of ESH REIT Class A common stock were held by the Corporation as of December 31, 2020 and 2019. ESH REIT has authorized 7,800.0 million shares of Class B common stock, par value $0.01 per share, of which 177.6 million and 179.5 million shares were issued and outstanding as of December 31, 2020 and 2019, respectively. Each share of ESH REIT’s outstanding Class B common stock is attached to and trades as a single unit with one share of the Corporation’s common stock.
ESH REIT has authorized 350.0 million shares of preferred stock, par value $0.01 per share, of which no shares were issued or outstanding as of December 31, 2020 and 2019. Additionally, ESH REIT has authorized 125 shares of preferred stock, no par value, all of which were issued and outstanding as of December 31, 2020 and 2019. The outstanding ESH REIT preferred stock pays dividends at a rate of 12.5% per year. With respect to dividends and distributions upon ESH REIT’s liquidation, winding-up or dissolution, the 12.5% preferred stock ranks senior to the ESH REIT Class A and Class B common stock. The liquidation preference of the 12.5% preferred stock is $1,000 per share plus any accumulated unpaid dividends. Shares of 12.5% preferred stock may be redeemed, in whole or in part, at any time for a per share amount equal to the liquidation preference plus all accumulated unpaid dividends.
ESH REIT paid cash distributions totaling $68.9 million (of which $40.1 million was paid to the Corporation), $241.0 million (of which $137.8 million was paid to the Corporation), and $277.8 million (of which $157.8 million was paid to the Corporation) during the years ended December 31, 2020, 2019 and 2018, respectively.
On December 22, 2020, the Board of Directors of ESH REIT declared a special cash distribution of $0.35 per share on its Class A and Class B common stock. The special distribution totals $149.8 million, $87.7 million of which is payable to the Corporation and is eliminated in consolidation, and $62.1 million of which is payable to Class B common shareholders and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. ESH REIT paid the distribution on January 20, 2021 to shareholders of record as of January 6, 2021.

13.    COMMITMENTS AND CONTINGENCIES
Lease Commitments—The Company is a tenant under long-term ground leases at five of its hotel properties. Three of these leases are operating leases and two are finance leases. The ground lease agreements terminate at various dates between 2023 and 2096 and several of the agreements include multiple renewal options for generally five or ten year periods. The Company is also a tenant under an operating lease for its corporate office, which terminates in August 2021 and includes renewal options for two five-year terms. As the Company is reasonably certain that it will exercise the options to extend its ground leases, fixed payments associated with the extensions are included in the measurement of related right-of-use assets and lease liabilities. Payments associated with the option to extend the corporate office lease are not included in the measurement of the right-of-use asset and lease liability, as the associated payments cannot be reasonably estimated. Additionally, as of December 31, 2020, the Company leased certain technology equipment located at its hotel sites under finance leases.

Operating lease costs related to ground leases are included in hotel operating expenses, while operating lease costs related to the Company’s office lease are included in general and administrative expenses, in the consolidated statements of operations. Finance lease interest costs are included in interest expense, net in the consolidated statements of operations (see Note 7) or, when pertaining to assets under development, are capitalized and included in property and equipment, net on the consolidated balance sheets (see Note 5). The Company has no variable lease costs or short-term leases.

For the years ended in December 31, 2020 and 2019, components of the Company's total lease costs are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease costs	$3,076	$3,119
Finance lease costs	301	242
Total lease costs	$3,377	$3,361
Rent expense on operating leases was $3.2 million for the year ended December 31, 2018, and was recognized on a straight-line basis.

The Company’s right-of-use assets and lease liabilities are as follows (in thousands):

	December 31, 2020	December 31, 2019
Right-of-use assets:
Operating (1)	$2,538	$4,863
Finance (2)	4,354	3,979

Lease liabilities:
Operating (3)	10,442	12,590
Finance	3,668	3,379
_________________________________
(1)    Included in other assets on the accompanying consolidated balance sheets.
(2)    Included in property and equipment, net on the accompanying consolidated balance sheets.
(3)    Included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.

Maturities of lease liabilities as of December 31, 2020, are as follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
2021	$2,221	$850
2022	806	397
2023	552	400
2024	503	402
2025	503	429
Thereafter	77,091	2,671
Total	$81,676	$5,149

Total discounted lease liability	$10,442	$3,668
Difference between undiscounted cash flows and discounted cash flows	$71,234	$1,481

Weighted-average remaining lease term	52 years	10 years
Weighted-average discount rate	6.5%	6.7%

The Company's leases do not contain residual value guarantees and do not contain restrictions with respect to incurring additional financial obligations or paying dividends. As of December 31, 2020, the Company does not have any material leases that have not yet commenced.
Letter of Credit—As of December 31, 2020, the Company had one outstanding letter of credit, issued by the Corporation for $0.2 million, which is collateralized by the Corporation Revolving Credit Facility.
Legal Contingencies—As of December 31, 2020, six purported class action lawsuits in California have been filed against the Company. The complaints allege, among other things, failure to provide meal and rest periods, wage and hour violations and violations of the Fair Credit Reporting Act. The complaints seek, among other relief, collective and class certification of the lawsuits, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the court might find just and proper.
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

The Company is not a party to any additional litigation or claims, other than routine matters arising in the ordinary course of business that are incidental to the operation of the business of the Company. The Company believes that the results of all additional litigation and claims, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial statements, its business, results of operations or financial condition.
14.    EQUITY-BASED COMPENSATION
The Corporation and ESH REIT each maintain a LTIP, approved by their shareholders. Under each LTIP, the Corporation and ESH REIT may issue to eligible employees or directors restricted stock units (“RSUs”) or other equity-based awards in respect of Paired Shares with service, performance or market vesting conditions. The aggregate number of Paired Shares that may be the subject of awards under the LTIPs shall not exceed 8.0 million, of which no more than 4.0 million may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIPs has a share reserve of an equivalent number of shares of Corporation common stock and ESH REIT Class B common stock. As of December 31, 2020, 4.8 million Paired Shares were available for future issuance under the LTIPs.
Equity-based compensation expense is recognized by amortizing the grant-date fair value on a straight-line basis over the requisite service period of each award. A portion of the grant-date fair value of all equity-based awards is allocated to a share of Corporation common stock and a portion is allocated to a share of ESH REIT Class B common stock. Equity-based compensation expense, which is included in general and administrative expenses in the accompanying consolidated statements of operations, was $6.5 million, $6.9 million and $7.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.
As of December 31, 2020, unrecognized compensation expense related to outstanding equity-based awards and the related weighted-average period over which it is expected to be recognized subsequent to December 31, 2020, is presented in the following table. Total unrecognized compensation expense will be adjusted for forfeitures as they occur.

	Unrecognized Compensation Expense Related to Outstanding Awards (in thousands)	Remaining Weighted-Average Amortization Period (in years)
RSUs with service vesting conditions	$8,964	2.0
RSUs with market vesting conditions	2,465	1.8
Total unrecognized compensation expense	$11,429

RSU activity during the years ended December 31, 2020, 2019 and 2018, was as follows:

			Performance-Based Awards
	Service-Based Awards		Performance Vesting		Market Vesting
	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value(1)
Outstanding at January 1, 2018	602	$17.06	153	$17.45	211	$16.46
Granted	401	$19.42	57	$19.52	204	$17.41
Settled	(399)	$17.46	(153)	$17.45	(41)	$20.76
Forfeited	(81)	$18.05	(25)	$19.52	(77)	$15.36
Outstanding at December 31, 2018	523	$18.42	32	$19.52	297	$16.79
Granted	687	$16.02	24	$17.20	247	$15.35
Settled	(249)	$18.03	(33)	$19.46	(53)	$12.36
Forfeited	(33)	$17.86	(23)	$17.20	(236)	$16.52
Outstanding at December 31, 2019	928	$16.77	—	$—	255	$16.56
Granted	629	$13.17	—	$—	290	$11.52
Settled	(353)	$17.44	—	$—	(46)	$18.58
Forfeited	(218)	$16.66	—	$—	(123)	$14.96
Outstanding at December 31, 2020	986	$14.26	—	$—	376	$12.96

Vested at December 31, 2020	139	$14.84	—	$—	39	$17.41
Nonvested at December 31, 2020	847	$14.17	—	$—	337	$12.45

Vested at December 31, 2019	38	$15.52	—	$—	45	$18.58
Nonvested at December 31, 2019	890	$16.82	—	$—	210	$16.11
_____________________
(1)An independent valuation was performed contemporaneously with the issuance of grants.
The grant-date fair value of awards with service vesting conditions is based on the closing price of a Paired Share on the date of grant. Service-based awards vest over a period of one to three years, subject to the grantee’s continued employment or service. The grant-date fair value of awards with performance vesting conditions is based on the closing price of a Paired Share on the date of grant. Equity-based compensation expense with respect to these awards is adjusted over the vesting period to reflect the probability of achievement of performance targets defined in the award agreements. These awards vest over a one-year period, subject to the grantee’s continued employment, with the ability to earn Paired Shares in a range of 0% to 200% of the awarded number of RSUs based on the achievement of defined performance targets. The grant-date fair value of awards with market vesting conditions is based on an independent third-party valuation. These awards vest at the end of a three-year period, subject to the grantee’s continued employment, with the ability to earn Paired Shares in a range of 0% to 150% of the awarded number of RSUs based on the total shareholder return of a Paired Share relative to the total shareholder return of other publicly traded lodging companies identified in the award agreements. During the year ended December 31, 2020, the grant-date fair value of awards with market vesting conditions were calculated using a Monte Carlo simulation model with the following key assumptions:

Expected holding period	2.92 years
Risk–free rate of return	1.43%
Expected dividend yield	7.01%

15.    DEFINED CONTRIBUTION BENEFIT PLANS
ESA Management has a savings plan that qualifies under Section 401(k) of the Code for all employees meeting the eligibility requirements of the plan. The plan has an employer-matching contribution of 50% of the first 6% of an employee’s contribution, which vests over an employee’s initial three-year service period. The plan also provides for contribution of up to 100% of eligible employee pretax salary, subject to the Code’s annual deferral limit of $19,500 during 2020, $19,000 during 2019 and $18,500 during 2018. Employer contributions, net of forfeitures, totaled $1.8 million, $1.9 million and $1.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.
ESA Management has a non-qualified deferred compensation plan to allow certain eligible employees an option to defer a portion of their compensation on a tax-deferred basis. The plan has an employer-matching contribution of 50% of the first 6%

of an employee’s contribution, which vests over a three-year service period. The plan is fully funded in a Rabbi Trust, which is subject to creditor claims in the event of insolvency, but the assets held in the Rabbi Trust are not available for general corporate purposes. As of December 31, 2020 and 2019, plan assets and liabilities of $2.2 million and $2.3 million, respectively, are included in other assets and accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
16.    SUBSEQUENT EVENTS
On February 25, 2021, the Board of Directors of ESH REIT declared a cash distribution of $0.09 per share on its Class A and Class B common stock. This distribution is payable on March 25, 2021 to shareholders of record as of March 11, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of ESH Hospitality, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ESH Hospitality, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Property and Equipment- Cost Capitalization— Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description
The Company incurs a significant amount of capital expenditures. In addition to ordinary hotel capital improvements, the Company also incurs capital expenditures related to hotel renovations, development and construction in process, and investments in information technology. The Company incurred $188.1M in capital expenditures for the year ended December 31, 2020. The Company records property and equipment additions at cost. Major improvements that extend the life or utility of property or equipment are capitalized and depreciated over a period equal to the shorter of the estimated useful life of the improvement or the remaining estimated useful life of the asset. Ordinary repairs and maintenance are charged to expense as incurred.
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

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of the appropriateness of the capitalization of property and equipment additions included the following, among others:
•We tested the effectiveness of controls related to the capitalization of property and equipment additions, including management’s controls over the coding of items within the Company’s procurement systems, the approval and coding of invoices, the recording of capitalized costs, and placing of capital projects into service.
•We read the Company’s property and equipment accounting policies and inquired of those involved in the determination of the capitalization of property and equipment in order to understand the Company’s capitalization policies and evaluate consistency with US GAAP.
•We selected a sample of property and equipment additions recorded during the year from a schedule of additions, which we agreed to the rollforward of property and equipment, and performed the following to evaluate whether the selected assets were appropriately capitalized in accordance with US GAAP:
◦Vouching the recorded costs to supporting documents and relevant payment support (e.g., capital expenditure approvals, vendor invoices, check or wire details, and bank statements), in addition to inquiring of property management personnel, to evaluate proper approval and existence of those costs.
◦Evaluating the related vendor invoices to assess whether any embedded costs required further evaluation (e.g., additional inquiry and/or supporting documentation) regarding appropriate capitalization in accordance with US GAAP.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 25, 2021
We have served as the Company's auditor since 2013.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2020 AND 2019
(In thousands, except share and per share data)

	December 31, 2020	December 31, 2019
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $1,540,358 and $1,372,595	$3,461,212	$3,506,020
CASH AND CASH EQUIVALENTS	375,715	296,134
RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC. (Note 11)	3,941	1,572
DEFERRED RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC. (Note 11)	39,135	28,917
INTANGIBLE ASSETS - Net of accumulated amortization of $2,005 and $763	8,541	9,590
GOODWILL	43,878	44,012
OTHER ASSETS	18,695	21,209
TOTAL ASSETS	$3,951,117	$3,907,454
LIABILITIES AND EQUITY
LIABILITIES:
Term loan facility payable - Net of unamortized deferred financing costs and debt discount of $9,355 and $10,993	$613,667	$618,338
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $29,810 and $35,702	2,020,190	2,014,298
Finance lease liabilities	3,668	3,379
Unearned rental revenues from Extended Stay America, Inc. (Note 11)	—	38,770
Due to Extended Stay America, Inc., net (Note 11)	92,791	11,838
Accounts payable and accrued liabilities	125,519	71,464
Total liabilities	2,855,835	2,758,087
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY:
Common stock - Class A: $0.01 par value, 4,300,000,000 shares authorized, 250,493,583 shares issued and outstanding; Class B: $0.01 par value, 7,800,000,000 shares authorized, 177,560,635 and 179,483,397 shares issued and outstanding	4,281	4,300
Additional paid in capital	1,052,379	1,050,740
Preferred stock—no par value, $1,000 liquidation value, 125 shares authorized, issued and outstanding	73	73
Retained earnings	39,075	93,424
Accumulated other comprehensive (loss) income	(526)	830
Total equity	1,095,282	1,149,367
TOTAL LIABILITIES AND EQUITY	$3,951,117	$3,907,454
See accompanying notes to consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
REVENUES - Rental revenues from Extended Stay America, Inc. (Note 11)	$562,809	$649,898	$667,428
OPERATING EXPENSES:
Hotel operating expenses	92,429	86,019	85,089
General and administrative expenses (Note 11)	15,259	15,189	15,245
Depreciation and amortization	202,263	193,798	207,313
Impairment of long-lived assets	675	—	—
Total operating expenses	310,626	295,006	307,647
GAIN (LOSS) ON SALE OF HOTEL PROPERTIES, NET (Note 4)	52,196	—	(5,624)
OTHER INCOME	—	15	645
INCOME FROM OPERATIONS	304,379	354,907	354,802
OTHER NON-OPERATING INCOME	(148)	(310)	(869)
INTEREST EXPENSE, NET	128,492	128,955	124,745
INCOME BEFORE INCOME TAX EXPENSE	176,035	226,262	230,926
INCOME TAX EXPENSE	167	375	797
NET INCOME	$175,868	$225,887	$230,129
NET INCOME PER ESH HOSPITALITY, INC. COMMON SHARE:
Class A - basic	$0.41	$0.52	$0.52
Class A - diluted	$0.41	$0.52	$0.52
Class B - basic	$0.41	$0.52	$0.52
Class B - diluted	$0.41	$0.52	$0.52
WEIGHTED-AVERAGE ESH HOSPITALITY, INC. COMMON SHARES OUTSTANDING:
Class A - basic	250,494	250,494	250,494
Class A - diluted	250,494	250,494	250,494
Class B - basic	177,708	186,546	189,389
Class B - diluted	178,103	186,822	189,821
See accompanying notes to consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(In thousands)

	Year Ended December 31,
	2020	2019	2018
NET INCOME	$175,868	$225,887	$230,129
OTHER COMPREHENSIVE INCOME:
INTEREST RATE CASH FLOW HEDGE LOSS, NET OF TAX OF $0, $0 AND $(13)	(1,356)	(4,959)	(585)

COMPREHENSIVE INCOME	$174,512	$220,928	$229,544
See accompanying notes to consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(In thousands, except per share data)

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - January 1, 2018	250,494	192,100	$4,426	125	$73	$1,088,793	$191,964	$7,038	$1,292,294
Net income	—	—	—	—	—	—	230,129	—	230,129
Cumulative effect adjustment of ASC 2017-12	—	—	—	—	—	—	664	(664)	—
Interest rate cash flow hedge loss, net of tax	—	—	—	—	—	—	—	(585)	(585)
Repurchase of Class B common stock	—	(4,307)	(43)	—	—	—	(31,016)	—	(31,059)
Common distributions - $0.63 per Class A and Class B common share	—	—	—	—	—	—	(277,629)	—	(277,629)
Preferred distributions	—	—	—	—	—	—	(16)	—	(16)
Equity-based compensation	—	426	4	—	—	2,016	—	—	2,020
BALANCE - December 31, 2018	250,494	188,219	4,387	125	73	1,090,809	114,096	5,789	1,215,154
Net income	—	—	—	—	—	—	225,887	—	225,887
Interest rate cash flow hedge loss, net of tax	—	—	—	—	—	—	—	(4,959)	(4,959)
Repurchase of Class B common stock	—	(9,020)	(90)	—	—	—	(47,417)	—	(47,507)
Common distributions - $0.55 per Class A and Class B common share	—	—	—	—	—	(41,832)	(199,126)	—	(240,958)
Preferred distributions	—	—	—	—	—	—	(16)	—	(16)
Equity-based compensation	—	284	3	—	—	1,763	—	—	1,766
BALANCE - December 31, 2019	250,494	179,483	4,300	125	73	1,050,740	93,424	830	1,149,367
Net income	—	—	—	—	—	—	175,868	—	175,868
Interest rate cash flow hedge loss, net of tax	—	—	—	—	—	—	—	(1,356)	(1,356)
Repurchase of Class B common stock	—	(2,237)	(22)	—	—	—	(11,384)	—	(11,406)
Common distributions - $0.51 per Class A and Class B common share	—	—	—	—	—	—	(218,817)	—	(218,817)
Preferred distributions	—	—	—	—	—	—	(16)	—	(16)
Equity-based compensation	—	315	3	—	—	1,639	—	—	1,642
BALANCE - December 31, 2020	250,494	177,561	$4,281	125	$73	$1,052,379	$39,075	$(526)	$1,095,282
See accompanying notes to consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(In thousands)

	Year Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES:
Net income	$175,868	$225,887	$230,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	202,263	193,798	207,313
Foreign currency transaction (gain) loss	(148)	(310)	340
Amortization and write-off of deferred financing costs and debt discount	8,091	13,562	8,505
Debt modification and extinguishment costs	—	1,084	1,183
Amortization and write-off of above-market ground leases	—	—	(1,426)
Loss on disposal of property and equipment	9,001	6,072	3,413
(Gain) loss on sale of hotel properties, net	(52,196)	—	5,624
Impairment of long-lived assets	675	—	—
Equity-based compensation	498	545	836
Deferred income tax benefit	—	(9)	(15)
Changes in assets and liabilities:
Deferred rents receivable from Extended Stay America, Inc.	(10,551)	(20,280)	15,044
Due (to) from Extended Stay America, Inc., net	(6,666)	2,411	(2,323)
Other assets	1,082	(1,744)	(3,541)
Unearned rental revenues/rents receivable from Extended Stay America, Inc., net	(41,139)	3,790	(3,412)
Accounts payable and accrued liabilities	1,713	11,946	4,788
Net cash provided by operating activities	288,491	436,752	466,458
INVESTING ACTIVITIES:
Purchases of property and equipment	(115,094)	(175,933)	(153,513)
Acquisition of hotel properties	—	(10,136)	(12,733)
Development in process payments	(72,434)	(59,670)	(34,790)
Payments for intangible assets	(544)	(9,144)	(2,796)
Proceeds from sale of hotel properties	63,556	—	309,062
Proceeds from insurance and related recoveries	1,406	1,485	6,488
Credit facility draw to Extended Stay America, Inc.	(20,000)	—	—
Credit facility repayment from Extended Stay America, Inc.	20,000	—	—
Net cash used in by investing activities	(123,110)	(253,398)	111,718
FINANCING ACTIVITIES:
Principal payments on term loan facility	(6,309)	(507,261)	(147,215)
Proceeds from issuance of senior notes	—	750,000	—
Proceeds from revolving credit facility	350,000	—	—
Payments on revolving credit facility	(350,000)	—	—
Payments of deferred financing costs	(18)	(20,300)	—
Principal payments on finance leases	(137)	(117)	—
Debt modification and extinguishment costs	—	(1,084)	(1,183)
Repurchase of Class B common stock	(11,406)	(47,507)	(31,057)
Issuance of Class B common stock related to issuance of Paired Shares	964	1,510	2,732
Common distributions	(68,878)	(240,983)	(277,814)
Preferred distributions	(16)	(16)	(16)
Net cash used in financing activities	(85,800)	(65,758)	(454,553)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	79,581	117,596	123,623
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of period	296,134	178,538	54,915
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - End of period	$375,715	$296,134	$178,538

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(In thousands)

	Year Ended December 31,
	2020	2019	2018
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding modification, prepayment and other penalties, net of capitalized interest of $2,859, $2,247 and $473	$122,940	$107,768	$117,756
Cash payments for income taxes, net of refunds of $196, $211 and $6	$435	$576	$730
Operating cash payments for finance leases	$249	$242	$—
Operating cash payments for operating leases	$777	$712	$—
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in due to/from Extended Stay America, Inc. and accounts payable and accrued liabilities	$12,937	$23,020	$27,505
Additions to finance lease right-of-use assets and liabilities	$427	$109	$—
Common stock distributions included in accounts payable and accrued liabilities	$63,034	$767	$792
Common stock distributions included in due to Extended Stay America, Inc.	$87,673	$—	$—
Net receivable related to RSUs not yet settled or issued included in due to/from Extended Stay America, Inc.	$688	$323	$403
See accompanying notes to consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2020 AND 2019 AND FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

1.    BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION
ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. Extended Stay America, Inc. (the “Corporation”), the parent of ESH REIT, was incorporated in the state of Delaware on July 8, 2013. The Corporation owns, and is expected to continue to own, all of the issued and outstanding Class A common stock of ESH REIT, which, as of December 31, 2020 and 2019, represents 59% and 58% of the outstanding common stock of ESH REIT, respectively.
A “Paired Share” consists of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. Each outstanding share of ESH REIT Class B common stock is attached to and trades with one share of Corporation common stock.
As of December 31, 2020 and 2019, ESH REIT and its subsidiaries owned and leased 563 and 557 hotel properties, respectively, in 40 U.S. states, consisting of approximately 62,700 and 61,900 rooms, respectively. All hotels are leased to wholly-owned subsidiaries of the Corporation (the “Operating Lessees”).
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
Management assesses long-lived assets for potential impairment quarterly, as well as when events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The identification of events or changes in circumstances that indicate the carrying value of assets may not be recoverable requires significant judgment. ESH REIT reviews for impairment indicators at the lowest level of identifiable cash flows based on quantitative, qualitative and certain industry-related factors. Quantitative factors include, but are not limited to, hotel property EBITDA, EBITDA margins and EBITDA multiples, and serve to screen assets or asset groups with historical, current or projected operating cash flow losses or deterioration. Qualitative factors include a change in physical condition, economic environment, regulatory environment or primary use, including the evaluation of the asset or group of assets for disposition.
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
The estimation and evaluation of future cash flows, in particular the holding period for real estate assets and asset composition and/or concentration within real estate portfolios, relies on significant judgments and assumptions regarding holding period, current and future operating performance and current and future market conditions. It is possible that such judgments and/or estimates will change; in particular, the effects of the COVID-19 pandemic could cause economic and market conditions to continue to deteriorate, and if this occurs, or if ESH REIT's expected holding period for real estate assets changes, ESH REIT may recognize impairment charges or losses on sale in future periods reflecting either changes in estimate, circumstance or the estimated market value of assets. During year ended December 31, 2020, ESH REIT recognized an impairment charge of $0.7 million (see Note 5).
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
ESH REIT believes that the carrying amount of its intangible assets are recoverable and there are no changes in circumstances that would more likely than not reduce the fair value of its reporting unit below its carrying amount. Therefore, no impairment charges related to intangible assets were recognized during the years ended December 31, 2020, 2019 or 2018. However, if the effects of the COVID-19 pandemic cause economic and market conditions to deteriorate, these events could result in impairment charges in the future. Actual results are subject to a high degree of uncertainty due to the volatility of macroeconomic trends.
Goodwill—Goodwill represents the purchase price in excess of the fair value of net assets acquired in conjunction with the acquisition of ESH REIT's predecessor in 2010. Goodwill is reviewed for impairment quarterly and more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ESH REIT has one operating segment, which is its reporting unit; therefore, management analyzes goodwill associated with all hotels when analyzing for potential impairment. ESH REIT first assesses qualitative factors to determine if it is more likely than not that the fair value of its reporting unit is less than its carrying amount.
ESH REIT believes that the carrying amount of its goodwill is recoverable and there are no changes in circumstances that would more likely than not reduce the fair value of its reporting unit below its carrying amount. Therefore, no impairment charges related to goodwill were recognized during the years ended December 31, 2020, 2019 or 2018. However, if the effects of the COVID-19 pandemic cause economic and market conditions to deteriorate, these events could result in impairment charges in the future. Actual results are subject to a high degree of uncertainty due to the volatility of macroeconomic trends.
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
Discontinued Operations—ESH REIT classifies hotel properties sold or held for sale as discontinued operations when the disposal represents a strategic shift that has (or will have) a major effect on ESH REIT’s operations and financial results. No hotel properties were classified as discontinued operations during the years ended December 31, 2020, 2019 or 2018.
Deferred Financing Costs—Costs incurred in obtaining financing are amortized over the terms of the related loans on a straight-line basis, which approximates the effective interest method. Deferred financing costs are presented in the accompanying consolidated balance sheets as a direct deduction of the carrying amount of the related debt liability, except those incurred under a revolving-debt arrangement, which are presented as a component of other assets. Upon repayment, or in conjunction with a material change in the terms of the underlying debt agreement, remaining unamortized costs are written off as a component of net interest expense. Amortization of deferred financing costs is included as a component of net interest expense (see Note 7).
Revenue Recognition—ESH REIT’s sole source of revenues is rental revenue derived from operating leases with subsidiaries of the Corporation (i.e., all revenues are generated from agreements with related parties (see Note 11)). Rental revenues are recorded on a straight-line basis as they are earned during the lease terms. Rents receivable from Extended Stay America, Inc. on the accompanying consolidated balance sheets represent monthly rental amounts contractually due, while deferred rents receivable from Extended Stay America, Inc. represent the cumulative difference between straight-line rental revenues recognized and rental revenues contractually due. Lease rental payments received prior to rendering services are included in unearned rental revenues from Extended Stay America, Inc. on the accompanying consolidated balance sheets. Variable rental revenues, specifically percentage rental revenues related to hotel revenues of the Operating Lessees, are recognized when such amounts are fixed and determinable (i.e., only when percentage rental revenue thresholds have been achieved).
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
ESH REIT’s financial instruments consist of cash and cash equivalents, deposits, accounts payable and accrued liabilities, term loans, senior notes, its revolving credit facility and certain intercompany facilities whose counterparty is the Corporation. The carrying values of cash and cash equivalents, deposits, accounts payable and accrued liabilities and ESH REIT’s revolving credit facility are representative of their fair values due to the short-term nature or frequent settlement of these instruments. The fair values of term loans and senior notes are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on ESH REIT’s instruments or from quoted market prices, when available (see Note 7).
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
If a subsidiary, affiliate or other entity is a variable interest entity (“VIE”), it is subject to the consolidation framework specifically for VIEs. ESH REIT considers an entity a VIE if equity investors own an interest therein that does not have the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In accordance with Financial Accounting Standards Board (“FASB”) ASC 810, Consolidations, ESH REIT reviews subsidiaries and affiliates, as well as other entities, to determine if (i) they should be considered VIEs, and (ii) whether their consolidation determinations should change based on changes in their characteristics.
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
ESH REIT has elected to be taxed as and expects to continue to qualify as a real estate investment trust (“REIT”) under provisions of the Internal Revenue Code (the “Code”). A REIT is a legal entity that holds real estate assets and is generally not subject to federal and state income taxes. In order to maintain qualification as a REIT, ESH REIT is required to distribute at least 90% of its taxable income, excluding capital gains, to its shareholders each year. In addition, ESH REIT must meet a number of complex organizational and operational requirements. If ESH REIT were to fail to qualify as a REIT in any taxable year, it would be subject to federal income taxes at regular corporate rates and generally would be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it lost its REIT qualification. Even in qualifying as a REIT, ESH REIT may be subject to state and local taxes in certain jurisdictions, and is subject to federal income and excise taxes on undistributed income.
During the years ended December 31, 2020, 2019 and 2018, ESH REIT distributed approximately 100% of its taxable income and, as a result, incurred minimal current federal income tax. In the future, ESH REIT intends to distribute its taxable income to the extent necessary to optimize its tax efficiency including, but not limited to, maintaining its REIT status, while retaining sufficient capital for its ongoing needs. ESH REIT will incur federal and state income tax at statutory rates if its taxable income is not distributed. Accordingly, ESH REIT expects to distribute approximately 100% of its taxable income for the foreseeable future.

Comprehensive Income—Comprehensive income includes net income and other comprehensive income, which consists of interest rate cash flow hedge adjustments. Comprehensive income is presented in the accompanying consolidated statements of comprehensive income. Interest rate cash flow hedge adjustments are presented as separate components of consolidated equity.
Equity-Based Compensation—ESH REIT maintains a Long-Term Incentive Plan (“LTIP”), approved by its shareholders. Under the LTIP, ESH REIT may issue to eligible employees or directors equity-based awards in respect of Paired Shares with service, performance or market vesting conditions. ESH REIT recognizes costs related to equity-based awards over their vesting periods. ESH REIT classifies equity-based awards granted in exchange for employee or director services as either equity awards or as liability awards. The classification of an award either as an equity award or a liability award is generally based upon cash settlement options. Equity awards are measured based on their fair value on the date of grant. Liability awards are re-measured to fair value each reporting period. The value of all awards is recognized over the requisite service period, which is the period during which an employee or director is required to provide services in exchange for the award (usually the vesting period). No compensation expense is recognized for awards for which employees or directors do not render the requisite services. All outstanding awards are classified as equity awards.
Segments—ESH REIT’s hotel ownership business represents a single operating segment based on the manner in which ESH REIT manages its business and operations.
Recently Issued Accounting Standards
Reference Rate Reform—In March 2020, the FASB issued an accounting standards update that provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR, subject to meeting certain criteria. ESH REIT adopted this update on March 12, 2020, and the update is effective through December 31, 2022, during which time ESH REIT may elect to apply the optional expedients and exceptions offered under the standard. ESH REIT's variable rate debt and interest rate swap are tied to rates that reference LIBOR (see Notes 7 and 8). As of December 31, 2020, ESH REIT had not applied any of these optional expedients or exceptions. The adoption of this update did not, and is not expected to, have a material effect on ESH REIT's consolidated financial statements.
Income Taxes—In December 2019, the FASB issued an accounting standards update which simplifies the accounting for income taxes. The update amends several topics including interim period accounting for enacted changes in tax law and year-to-date loss limitation in interim-period tax accounting. ESH REIT adopted this update on January 1, 2021. The adoption of this update is not expected to have a material effect on ESH REIT’s consolidated financial statements.
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
The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income	$175,868	$225,887	$230,129
Less preferred dividends	(16)	(16)	(16)
Net income available to ESH Hospitality, Inc. common shareholders	$175,852	$225,871	$230,113
Class A:
Net income available to ESH Hospitality, Inc. Class A common shareholders - basic	$102,872	$129,460	$131,039
Less amounts available to ESH Hospitality, Inc. Class B shareholders assuming conversion	(95)	(82)	(128)
Net income available to ESH Hospitality, Inc. Class A common shareholders - diluted	$102,777	$129,378	$130,911
Class B:
Net income available to ESH Hospitality, Inc. Class B common shareholders - basic	$72,980	$96,411	$99,074
Amounts available to ESH Hospitality, Inc. Class B shareholders assuming conversion	95	82	128
Net income available to ESH Hospitality, Inc. Class B common shareholders - diluted	$73,075	$96,493	$99,202
Denominator:
Class A:
Weighted-average number of ESH Hospitality, Inc. Class A common shares outstanding - basic and diluted	250,494	250,494	250,494
Class B:
Weighted-average number of ESH Hospitality, Inc. Class B common shares outstanding - basic	$177,708	$186,546	$189,389
Dilutive securities	395	276	432
Weighted-average number of ESH Hospitality, Inc. Class B common shares outstanding - diluted	$178,103	$186,822	$189,821
Net income per ESH Hospitality, Inc. common share - Class A - basic	$0.41	$0.52	$0.52
Net income per ESH Hospitality, Inc. common share - Class A - diluted	$0.41	$0.52	$0.52
Net income per ESH Hospitality, Inc. common share - Class B - basic	$0.41	$0.52	$0.52
Net income per ESH Hospitality, Inc. common share - Class B - diluted	$0.41	$0.52	$0.52

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
No hotels were acquired during the year ended December 31, 2020. During the years ended December 31, 2020, 2019 and 2018, acquired hotel properties contributed rental revenues, total operating expenses and income before income tax expense as follows (in thousands):

	Years ended December 31,
	2020	2019	2018
Rental revenues from Extended Stay America, Inc.	$2,189	$1,087	$728
Total operating expenses	1,525	882	475
Income before income tax expense	664	205	253
DISPOSITIONS
The table below summarizes hotel dispositions for the prior three years (in thousands, except number of hotels and number of rooms). No dispositions were reported as discontinued operations.

Year	Location	Month Sold	Number of Hotels	Number of Rooms	Net Proceeds	Gain (Loss) on Sale
2020	California	November	1	146	$63,556	$52,196
2018	Various	November	14	1,386	$34,855	$(14,930)
2018	Various	September	16	1,677	$60,710	$(17,025)
2018	Various	September	16	1,772	$58,144	$(8,934)
2018	Various	February	25	2,420	$111,156	$4,269
2018	Texas	March	1	101	$44,090	$30,992
During the years ended December 31, 2020, 2019 and 2018, disposed hotel properties contributed total rental revenues, total operating expenses and income before income tax expense as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Rental revenues from Extended Stay America, Inc.	$2,358	$3,212	$23,595
Total operating expenses	679	736	16,518
Income before income tax expense	1,679	2,476	7,077

5.    PROPERTY AND EQUIPMENT
Net investment in property and equipment as of December 31, 2020 and 2019, consists of the following (in thousands):

	December 31, 2020	December 31, 2019
Hotel properties:
Land and site improvements (1)	$1,248,807	$1,230,598
Building and improvements	2,914,683	2,824,061
Furniture, fixtures and equipment (2)	790,584	751,417
Total hotel properties	4,954,074	4,806,076
Development in process (3)	46,496	70,864
Other	1,000	1,675
Total cost	5,001,570	4,878,615
Less accumulated depreciation	(1,540,358)	(1,372,595)
Property and equipment—net	$3,461,212	$3,506,020
_________________________________
(1)Includes finance lease asset of $4.0 million and $3.2 million as of December 31, 2020 and 2019, respectively.
(2)Includes finance lease asset of $0.4 million and $0 as of December 31, 2020 and 2019, respectively.
(3)Includes finance lease asset of $0.0 million and $0.8 million as of December 31, 2020 and 2019, respectively.

As of December 31, 2020 and 2019, development in process consisted of 8 and 15 land parcels, respectively, that were in various phases of construction and/or development. As of December 31, 2020, ESH REIT expects to delay commencement of construction at four of these locations as a result of current market uncertainty.
During the years ended December 31, 2020, 2019 and 2018, the following owned, newly constructed hotels were opened under the Extended Stay America brand:

Opening Date	Location	Number of Hotels	Number of Room
December 2020	Florida	1	124
November 2020	Florida	1	144
August 2020	Florida	1	124
June 2020	Various	2	248
April 2020	South Carolina	1	120
March 2020	Florida	1	120
December 2019	Various	2	260
September 2018	South Carolina	1	107
During the years ended December 31, 2020, 2019 and 2018, newly-built hotels contributed rental revenues, total operating expenses and income before income tax expense as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Rental revenues from Extended Stay America, Inc.	$10,704	$1,385	81
Total operating expenses	5,730	909	79
Income before income tax expense	4,974	476	2
During the year ended December 31, 2020, ESH REIT recognized an impairment charge of $0.7 million related to an undeveloped land parcel. ESH REIT used Level 2 observable inputs, including a non-binding bid to sell the undeveloped land parcel, and Level 3 unobservable inputs, including estimated transaction costs, to determine the impairment charge. No impairment charges were recognized for the years ended December 31, 2019 and 2018.

6.    INTANGIBLE ASSETS AND GOODWILL
ESH REIT’s intangible assets and goodwill as of December 31, 2020 and 2019, consist of the following (dollars in thousands):

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—software licenses	$10,546	$(2,005)	$8,541
Goodwill	43,878	—	43,878
Total intangible assets and goodwill	$54,424	$(2,005)	$52,419

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—software licenses	$10,353	$(763)	$9,590
Goodwill	44,012	—	44,012
Total intangible assets and goodwill	$54,365	$(763)	$53,602

The remaining weighted-average amortization period for amortizing intangible assets is approximately seven years as of December 31, 2020. Estimated future amortization expense for amortizing intangible assets is as follows (in thousands):

Years Ending December 31,
2021	$1,250
2022	1,250
2023	1,250
2024	1,250
2025	1,250
Thereafter	2,291
Total	$8,541

7.    DEBT
During the years ended December 31, 2020 and 2019, the following debt transactions occurred (in thousands):

	December 31, 2020	December 31, 2019
Debt, net of deferred financing costs and debt discounts - beginning of year (1)	$2,632,636	$2,395,507
Additions:
Proceeds from senior notes	—	750,000
Proceeds from revolving credit facility	350,000	—
Amortization and write-off of deferred financing costs and debt discount (2)	7,530	12,967
Deductions:
Payments on term loan facilities	(6,309)	(507,261)
Payments on revolving credit facility	(350,000)	—
Payments of deferred financing costs (2)	—	(18,577)
Debt, net of deferred financing costs and debt discounts - end of year (1)	$2,633,857	$2,632,636
______________________
(1)Excludes finance lease obligations.
(2)Excludes amortization and payments of deferred financing costs related to the revolving credit facility.
Summary—ESH REIT’s outstanding debt, net of unamortized debt discount and unamortized deferred financing costs, as of December 31, 2020 and 2019, consists of the following (dollars in thousands):

		Carrying Amount				Unamortized Deferred Financing Costs
Loan	Stated Amount	December 31, 2020		December 31, 2019		December 31, 2020		December 31, 2019		Stated Interest Rate	Maturity Date
Term loan facility
ESH REIT Term Facility	$630,909	$621,351	(1)	$627,368	(1)	$7,684		$9,030		LIBOR(2) + 2.00%	9/18/2026	(3)
Senior notes
2025 Notes	1,300,000	1,294,301	(4)	1,292,986	(4)	12,232		15,055		5.25%	5/1/2025
2027 Notes	750,000	750,000		750,000		11,879		13,633		4.63%	10/1/2027
Revolving credit facility
ESH REIT Revolving Credit Facility	350,000	—		—		2,061	(5)	2,606	(5)	LIBOR(2) + 2.00%	9/18/2024
Unsecured Intercompany Facility
ESH REIT Intercompany Facility	75,000	—		—		—		—		5.00%	9/18/2026
Total		$2,665,652		$2,670,354		$33,856		$40,324
______________________
(1)The ESH REIT Term Facility (defined below) is presented net of an unamortized debt discount of $1.7 million and $2.0 million as of December 31, 2020 and 2019, respectively.
(2)As of December 31, 2020 and 2019, one-month LIBOR was 0.14% and 1.76%, respectively. As of December 31, 2020 and 2019, $100.0 million and $200.0 million, respectively, of the ESH REIT Term Facility was subject to an interest rate swap at a fixed rate of 1.175%.
(3)Amortizes in equal quarterly installments of $1.6 million. In addition to scheduled amortization, subject to certain exceptions, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required under the ESH REIT Term Facility. Annual mandatory prepayments for a given fiscal year are due during the first quarter of the following fiscal year. No mandatory prepayments are required in the first quarter of 2021 based on ESH REIT's Excess Cash Flow for the year ended December 31, 2020.
(4)The 2025 Notes (defined below) are presented net of an unamortized discount of $5.7 million and $7.0 million as of December 31, 2020 and 2019, respectively.
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
ESH REIT Revolving Credit Facility—Borrowings under the ESH REIT Revolving Credit Facility bear interest at a rate equal to (i) LIBOR plus a spread that ranges from 1.50% to 2.00% based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined, or (ii) a base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50%, or (C) the one-month adjusted LIBOR rate plus 1.00%) plus a spread that ranges from 0.50% to 1.00% based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined. ESH REIT incurs a fee of 0.30% or 0.175% on the unutilized revolver balance based on the amount outstanding under the facility. ESH REIT is also required to pay customary letter of credit fees and agency fees. The ESH REIT Revolving Credit Facility provides for the issuance of up to $50.0 million of letters of credit. As of December 31, 2020, ESH REIT had no letters of credit outstanding and available borrowing capacity of $350.0 million under the facility.
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
In March 2020, ESH REIT borrowed the full available capacity of $350.0 million under the ESH REIT Revolving Credit Facility as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of uncertainty in business markets. In August 2020, ESH REIT repaid the full outstanding balance under the ESH REIT Revolving Credit Facility. As of December 31, 2020, the outstanding balance under the facility was $0.
ESH REIT 2025 Notes
In May 2015 and March 2016, ESH REIT issued $500.0 million and $800.0 million, respectively, of its 5.25% senior notes due in May 2025 (the “2025 Notes”) under an indenture with Deutsche Bank Trust Company Americas, as trustee, in private placements pursuant to Rule 144A of the Securities Act of 1933, as amended. ESH REIT may redeem the 2025 Notes at any time, in whole or in part, at a redemption price equal to 102.625% of the principal amount, declining annually to 100% of the principal amount from May 1, 2023 and thereafter, plus accrued and unpaid interest. Upon a Change of Control, as defined, holders of the 2025 Notes have the right to require ESH REIT to redeem the 2025 Notes at 101% of the principal amount, plus accrued and unpaid interest.
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
ESH REIT Intercompany Facility
In August 2016, ESH REIT, as borrower, and the Corporation, as lender, entered into an unsecured intercompany credit facility, as may be amended and supplemented from time to time (the “ESH REIT Intercompany Facility”). Subject to certain conditions, the principal amount of the ESH REIT Intercompany Facility may be increased up to an amount that shall not exceed the greater of (i) $300.0 million and (ii) an unlimited amount so long as the incremental loan-to-value ratio, determined on a pro-forma basis as of the last day of the most recently ended test period, as if any incremental loans available under such incremental commitments had been outstanding on the last day of such period, and, in each case, without netting the cash proceeds of any such incremental loans, does not exceed 5.0%. Loans under the ESH REIT Intercompany Facility bear interest at an annual rate of 5.0%. ESH REIT has the option to prepay outstanding balances under the facility without penalty. As of December 31, 2020 and 2019, the amount outstanding under the facility was $0.
Covenants
The ESH REIT Credit Facilities, the 2027 Notes, the 2025 Notes and the ESH REIT Intercompany Facility contain a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to engage in certain transactions. In addition, the ESH REIT Revolving Credit Facility contains a financial covenant that, subject to certain conditions, requires compliance with a senior loan-to-value ratio. The agreements governing ESH REIT’s indebtedness also contain certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and, in the case of the ESH REIT Credit Facilities and the ESH REIT Intercompany Facility, certain material operating leases and management agreements. As of December 31, 2020, ESH REIT was in compliance with all covenants under its debt agreements.
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

Future Maturities of Debt—The future maturities of debt as of December 31, 2020, are as follows (in thousands):

Years Ending December 31,
2021	$6,309	(1)
2022	6,309	(1)
2023	6,309	(1)
2024	6,309	(1)
2025	1,306,309	(1)
Thereafter	1,341,477	(1)
Total	$2,673,022
______________________
(1)Under the ESH REIT Term Facility, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required under the ESH REIT Term Facility. Annual mandatory prepayments for a given fiscal year are due during the first quarter of the following fiscal year. No mandatory prepayments are required in the first quarter of 2021 based on ESH REIT's Excess Cash Flow for the year ended December 31, 2020.
Interest Expense, net—The components of net interest expense during the years ended December 31, 2020, 2019 and 2018, are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Contractual interest (1)	$121,032	$116,497	$115,778
Amortization of deferred financing costs and debt discount	8,091	7,947	7,895
Debt extinguishment and other costs (2)	883	8,112	2,847
Interest income(3)	(1,514)	(3,601)	(1,775)
Total	$128,492	$128,955	$124,745
______________________
(1)Net of capitalized interest of $2.9 million, $2.2 million and $0.5 million, respectively.
(2)Includes interest expense on finance leases (See Note 12) and unused facility fees.
(3)For the year ended December 31, 2020, includes $0.3 million of interest income from the Corporation Intercompany Facility (see Note 11).
Fair Value of Debt—As of December 31, 2020 and 2019, the estimated fair value of ESH REIT’s debt was $2.7 billion. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available, to the stated interest rates and spreads on ESH REIT’s debt.
8.    DERIVATIVE INSTRUMENTS
ESH REIT is a counterparty to a floating-to-fixed interest rate swap at a fixed rate of 1.175% and a floating rate of one-month LIBOR to manage its exposure to interest rate risk on a portion of the ESH REIT Term Facility. The notional amount of the interest rate swap as of December 31, 2020 was $100.0 million. The notional amount decreases by an additional $50.0 million every six months until the swap’s maturity in September 2021.
For the year ended December 31, 2020, ESH REIT paid interest of $0.6 million and for each of the years ended December 31, 2019 and 2018, ESH REIT received proceeds of $2.8 million that offset interest expense. As of December 31, 2020, $0.5 million of interest expense is expected to be recognized through the swap’s maturity.
The table below presents the amounts and classification on ESH REIT’s consolidated financial statements (in thousands):

	(Accrued liabilities) other assets	Accumulated other comprehensive income, net of tax		Interest expense (income), net
As of December 31, 2020	$(525)	$(526)	(1)
As of December 31, 2019	$831	$830	(2)
For the year ended December 31, 2020				$643
For the year ended December 31, 2019				$(2,842)
For the year ended December 31, 2018				(2,765)

_______________________________
(1)Changes during the year ended December 31, 2020, on a pre-tax basis, consisted of changes in fair value of $(1.4) million.
(2)Changes during the year ended December 31, 2019, on a pre-tax basis, consisted of changes in fair value of $(5.0) million.
9.    INCOME TAXES
Income (loss) before income tax expense for the years ended December 31, 2020, 2019 and 2018 consists of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
U.S.	$175,887	$225,952	$231,266
Canada	148	310	(340)
Total	$176,035	$226,262	$230,926
The components of income tax expense (benefit) for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Federal (including foreign):
Current	$—	$—	$715
State:
Current	167	384	97
Deferred	—	(9)	(15)
Total	$167	$375	$797
The differences between income tax expense at the effective tax rate and the statutory U.S. federal income tax rate for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	Year Ended December 31,
	2020		2019		2018
Tax at statutory rate	$36,967	21.0%	$47,515	21.0%	$48,494	21.0%
State income tax	167	0.1	375	0.2	82	—
Nontaxable ESH REIT income	(36,920)	(21.0)	(47,509)	(21.0)	(48,116)	(20.8)
Other permanent differences	(47)	—	(6)	—	(378)	(0.2)
Other - net	—	—	—	—	715	0.3
Income tax expense - net	$167	0.1%	$375	0.2%	$797	0.3%
The significant components of deferred tax assets and deferred tax liabilities as of December 31, 2020 and 2019, which are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets, consist of the following (in thousands):

	December 31, 2020	December 31, 2019
Deferred tax assets:
Net operating loss carryforwards	$747	$785
Other	8	2
Total deferred tax assets:	755	787
Valuation allowance	(747)	(785)
Net deferred tax assets:	8	2
Deferred tax liabilities:
Other	(20)	(13)
Total net deferred tax liabilities:	$(12)	$(11)
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
During the years ended December 31, 2020, 2019 and 2018, ESH REIT recognized a dividend paid deduction for 100% of its taxable income, incurring no federal income tax and minimal state and local income taxes. The following table summarizes ESH REIT’s taxable income prior to distributions, cash distributions to its shareholders and the prior year deduction of cash distributions for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Taxable income prior to distribution	$178,030	$233,433	$297,211
Cash distributions(1)	$218,263	$240,600	$277,075
Prior year deduction of cash distributions(2)	$20,225	$26,514	$2,829
_________________________________
(1)Excludes accumulated distributions on RSUs settled.
(2)Cash distributions that were previously deducted to offset taxable income in the year prior.
All cash distributions for the years ended December 31, 2020, 2019 and 2018 were considered ordinary taxable income. The 2020 distribution includes a special distribution of $149.8 million declared in December 2020 and paid in January 2021. Approximately $129.8 million of the special distribution was deductible to ESH REIT in 2020; the remaining $20.0 million will be deducted in 2021. The special distribution will be subject to current taxation to the Corporation as dividend income in 2021 at the time of receipt.
As of December 31, 2020, the tax basis of ESH REIT’s property and equipment was $21.8 million greater than the book basis.
ESH REIT evaluates its open tax positions using the criteria established by ASC 740, Income Taxes. ESH REIT has concluded that it has not taken any material tax positions that are not more likely than not to be sustained upon examination and has therefore not recorded any reserves for uncertain tax positions. ESH REIT’s federal income tax returns for the tax years 2017 to present may be subject to examination by the Internal Revenue Service and other taxing authorities. As of December 31, 2020, a subsidiary of ESH REIT was under examination by the Canadian Revenue Agency for the tax years 2014 through 2017. As this audit is still in process, the timing of the resolution and any payments that may be required cannot be determined at this time. ESH REIT believes that, to the extent a liability may exist, it is not material as of December 31, 2020.
10.    EQUITY
ESH REIT has authorized 4,300.0 million shares of Class A common stock, par value $0.01 per share, of which 250.5 million shares were issued and outstanding as of December 31, 2020 and 2019. All issued and outstanding shares of ESH REIT Class A common stock were held by the Corporation as of December 31, 2020 and 2019. ESH REIT has authorized 7,800.0 million shares of Class B common stock, par value $0.01 per share, of which 177.6 million and 179.5 million shares were issued and outstanding as of December 31, 2020 and 2019, respectively. Each share of ESH REIT’s outstanding Class B common stock is attached to and trades as a single unit with one share of the Corporation’s common stock.
ESH REIT has authorized 350.0 million shares of preferred stock, par value $0.01 per share, of which no shares were issued or outstanding as of December 31, 2020 and 2019. Additionally, ESH REIT has authorized 125 shares of preferred stock, no par value, all of which were issued and outstanding as of December 31, 2020 and 2019. The outstanding ESH REIT preferred stock pays dividends at a rate of 12.5% per year. With respect to dividends and distributions upon ESH REIT’s liquidation, winding-up or dissolution, the 12.5% preferred stock ranks senior to the ESH REIT Class A and Class B common stock. The liquidation preference of the 12.5% preferred stock is $1,000 per share plus any accumulated unpaid dividends. Shares of 12.5% preferred stock may be redeemed, in whole or in part, at any time for a per share amount equal to the liquidation preference plus all accumulated unpaid dividends.

ESH REIT paid cash distributions totaling $68.9 million (of which $40.1 million was paid to the Corporation), $241.0 million (of which $137.8 million was paid to the Corporation) and $277.8 million (of which $157.8 million was paid to the Corporation) during the years ended December 31, 2020, 2019 and 2018, respectively.
On December 22, 2020, the Board of Directors of ESH REIT declared a special cash distribution of $0.35 per share on its Class A and Class B common shareholders. The special distribution totals $149.8 million, $87.7 million of which is payable to the Corporation and is included in Due to Extended Stay America, Inc., and $62.1 million of which is payable to Class B common shareholders and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets as of December 31, 2020. ESH REIT paid the distribution on January 20, 2021 to shareholders of record as of January 6, 2021.
Paired Share Repurchase Program—In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program. As a result of several increases in authorized amounts and program extensions, including a program extension authorized in December 2020, effective January 1, 2021, the combined Paired Share repurchase program authorizes the Corporation and ESH REIT to purchase up to $550.0 million in Paired Shares through December 31, 2021. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of December 31, 2020, ESH REIT repurchased and retired 28.6 million ESH REIT Class B common shares for $166.4 million, including transaction fees, and $101.1 million remained available under the combined Paired Share repurchase program.
11.    RELATED PARTY TRANSACTIONS
Revenues and Expenses
Leases and Rental Revenues—All revenues are generated as a result of, and earned from, three operating leases with related parties. The counterparty to each lease agreement is a subsidiary of the Corporation. Fixed and variable rental revenues for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	Years Ending December 31,
	2020	2019	2018
Fixed rental revenues	$479,211	$472,523	$450,277
Variable rental revenues (1)	83,598	177,375	217,151
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

Years Ending December 31,
2021	$483,113
2022	495,473
2023	423,106
Total	$1,401,692
Overhead Expenses—The Corporation incurs costs under a services agreement between the Corporation and ESH REIT for certain overhead services performed on each entities’ behalf. The services relate to executive management, accounting, financial analysis, training and technology. For the years ended December 31, 2020, 2019 and 2018, ESH REIT incurred $10.2 million, $9.9 million and $9.8 million, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations, related to these services. Expenses incurred under this services agreement include expenses related to certain employees that participate in the Corporation’s long-term incentive plan (as described in Note 13). Such charges were $1.1 million, $0.9 million and $0.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Capital Transactions
Corporation Intercompany Facility—In July 2020, the Corporation, as borrower, and ESH REIT, as lender, entered into an unsecured credit facility (the “Corporation Intercompany Facility”). Under the Corporation Intercompany Facility, the Corporation may borrow up to $150.0 million. Loans under the facility bear interest at an annual rate of 4.50%. In addition to paying interest on outstanding principal, the Corporation is required to pay a commitment fee to ESH REIT of 0.25% on the unutilized facility balance. There is no scheduled amortization under the facility and the facility matures on July 2, 2025. Obligations under the Corporation Intercompany Facility and guarantees thereof are unsecured and fully subordinated to the obligations of the Corporation under its revolving credit facility. The Corporation has the option to prepay outstanding balances under the facility without penalty. During the year ended December 31, 2020, the Corporation borrowed and fully repaid $20.0 million under the Corporation Intercompany Facility, and ESH REIT recognized $0.3 million of interest income related to the facility (see Note 7). As of December 31, 2020 the outstanding balance under the facility was $0.
ESH REIT Intercompany Facility—As of December 31, 2020 and 2019, there were no outstanding balances owed by ESH REIT to the Corporation under the ESH REIT Intercompany Facility, and no interest expense related to the ESH REIT Intercompany Facility was incurred during the years ended December 31, 2020, 2019 and 2018. ESH REIT is able to borrow under the ESH REIT Intercompany Facility up to $300.0 million, plus additional amounts, in each case, subject to certain conditions (see Note 7).
Distributions—During the years ended December 31, 2020, 2019 and 2018, ESH REIT paid distributions of $40.1 million, $137.8 million and $157.8 million, respectively, to the Corporation in respect of the Class A common stock of ESH REIT. As of December 31, 2020, a distribution of $87.7 million, declared on December 22, 2020, is payable to the Corporation and is included in Due to Extended Stay America, Inc. on the consolidated balance sheets (see Note 10).
Issuance of Common Stock—During the year ended December 31, 2020, 2019 and 2018, ESH REIT received $0.9 million, $1.4 million and $2.6 million, respectively, for the issuance of 0.2 million, 0.2 million and 0.4 million shares of Class B common stock, each of which was attached to a share of Corporation common stock to form a Paired Share, used to settle vested restricted stock units (“RSUs”).
As of December 31, 2020, approximately 178,000 equity-based awards issued by the Corporation have vested but have not been settled, for which ESH REIT has recognized a receivable of $0.7 million, which is included as a component of due to Extended Stay America, Inc., net on the accompanying consolidated balance sheets. In March 2021, in accordance with the awards’ settlement provisions, ESH REIT expects to issue and be compensated for the issuance of the corresponding shares of Class B common stock, each of which will be attached to a share of common stock of the Corporation to form a Paired Share.
As of December 31, 2019, approximately 83,000 equity-based awards issued by the Corporation had vested but had not been settled, for which ESH REIT had recognized a receivable of $0.3 million, which is included as a component of due to Extended Stay America, Inc. on the accompanying consolidated balance sheets. In March 2020, in accordance with the awards’ settlement provisions, ESH REIT issued and was compensated for the issuance of the corresponding shares of Class B common stock, each of which was attached to a share of common stock of the Corporation to form a Paired Share.
Related Party Transaction Balances
Related party transaction balances as of December 31, 2020 and 2019, include the following (in thousands):

	December 31, 2020	December 31, 2019
Leases:
Rents receivable(1)	$3,941	$1,572
Deferred rents receivable(2)	$39,135	$28,917
Unearned rental revenues(1)	$—	$(38,770)

Working capital and other:
Ordinary working capital(3)	$(5,806)	$(12,160)
Equity awards receivable(4)	688	322
Distribution payable(5)	$(87,673)	—
Total working capital and other, net(6)	$(92,791)	$(11,838)
______________________

(1)Rents receivable relate to percentage rents. As of December 31, 2019, unearned rental revenues relate to prepaid January 2020 fixed minimum rent.
(2)Revenues recognized in excess of cash rents received.
(3)Disbursements and/or receipts made by the Corporation or ESH REIT on the other entity’s behalf and amounts payable/receivable for certain transactions between the Corporation and ESH REIT. Includes overhead costs incurred by the Corporation on ESH REIT’s behalf.
(4)Amounts related to restricted stock units not yet settled or issued.
(5)Special distribution declared in December 2020 and paid in January 2021.
(6)Outstanding balances are typically repaid within 30 days.
12.    COMMITMENTS AND CONTINGENCIES
Lease Commitments—ESH REIT is a tenant under long-term ground leases at five of its hotel properties. Three of these leases are operating leases and two are finance leases. The ground lease agreements terminate at various dates between 2023 and 2096 and several of the agreements include multiple renewal options for generally five or ten year periods. As ESH REIT is reasonably certain that it will exercise the options to extend its ground leases, fixed payments associated with the extensions are included in the measurement of related right-of-use assets and lease liabilities. Additionally, as of December 31, 2020, ESH REIT leased certain technology equipment located at its hotel sites under finance leases.
Operating lease costs related to ground leases are included in hotel operating expenses in the consolidated statements of operations. Finance lease interest costs are included in interest expense, net in the consolidated statements of operations (see Note 7) or, when pertaining to assets under development, are capitalized and included in property and equipment, net on the consolidated balance sheets (see Note 5). As ESH REIT's finance lease right-of-use assets pertain to land and land under development, and as ESH REIT elected the practical expedient to retain prior lease classification upon adoption of ASC 842, Leases, no amortization costs related to finance leases were incurred during the year ended December 31, 2020 and 2019. ESH REIT has no variable lease costs or short-term leases.

For the year ended in December 31, 2020 and 2019, components of ESH REIT's total lease costs are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease costs	$1,305	$1,348
Finance lease costs	301	242
Total lease costs	$1,606	$1,590
Rent expense on operating leases was $1.5 million for the year ended December 31, 2018, and was recognized on a straight-line basis.

ESH REIT’s right-of-use assets and lease liabilities are as follows (in thousands):

	December 31, 2020	December 31, 2019
Right-of-use assets:
Operating (1)	$1,388	$2,084
Finance (2)	4,354	3,979

Lease liabilities:
Operating (3)	9,036	9,207
Finance	3,668	3,379
_________________________________
(1)    Included in other assets on the accompanying consolidated balance sheets.
(2)    Included in property and equipment, net on the accompanying consolidated balance sheets.
(3)    Included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.

Maturities of lease liabilities as of December 31, 2020, are as follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
2021	$784	$850
2022	806	397
2023	552	400
2024	503	402
2025	503	429
Thereafter	77,091	2,671
Total	$80,239	$5,149

Total discounted lease liability	$9,036	$3,668
Difference between undiscounted cash flows and discounted cash flows	$71,203	$1,481

Weighted-average remaining lease term	60 years	10 years
Weighted-average discount rate	6.6%	6.7%
ESH REIT's leases do not contain residual value guarantees and do not contain restrictions with respect to incurring additional financial obligations or paying dividends. As of December 31, 2020, ESH REIT does not have any material leases that have not yet commenced.
Legal Contingencies—ESH REIT is not a party to any litigation or claims, other than routine matters arising in the ordinary course of business that are incidental to the operation of its business. ESH REIT believes that the results of all litigation and claims, individually or in the aggregate, will not have a material adverse effect on its consolidated financial statements, its business, results of operations or financial condition.
13.    EQUITY-BASED COMPENSATION
The Corporation and ESH REIT each maintain an LTIP, as amended and restated in 2015, approved by their shareholders. Under each LTIP, the Corporation and ESH REIT may issue to eligible employees or directors RSUs or other equity-based awards in respect of Paired Shares with service, performance or market vesting conditions. The aggregate number of Paired Shares that may be the subject of awards under the LTIPs shall not exceed 8.0 million, of which no more than 4.0 million may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIPs has a share reserve of an equivalent number of shares of Corporation common stock and ESH REIT Class B common stock. As of December 31, 2020, 4.8 million Paired Shares were available for future issuance under the LTIPs.
Equity-based compensation expense is recognized by amortizing the grant-date fair value on a straight-line basis over the requisite service period of each award. A portion of the grant-date fair value of all equity-based awards is allocated to a share of Corporation common stock and a portion is allocated to a share of ESH REIT Class B common stock. Equity-based compensation expense, which is included in general and administrative expenses in the accompanying consolidated statements of operations, was $0.5 million, $0.5 million and $0.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
As of December 31, 2020, there was $0.2 million of unrecognized compensation expense related to outstanding equity-based awards, which is expected to be recognized subsequent to December 31, 2020 over a weighted-average period of 0.4 years. Total unrecognized compensation expense will be adjusted for forfeitures as they occur.
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

For LTIP awards granted by the Corporation, ESH REIT will receive compensation for the fair value of the Class B shares on the date of settlement of such Class B shares by ESH REIT. As of December 31, 2020, the Corporation had granted a total of 5.6 million service-based, performance-based and market-based RSUs, of which 4.3 million RSUs were either forfeited or settled. As a counterparty to the remaining outstanding RSUs, ESH REIT is expected to issue and be compensated in cash for 1.3 million shares of Class B common stock of ESH REIT in future periods, assuming market-based awards vest at 100% and no forfeitures.
RSU activity, all of which relates to awards with service vesting conditions, during the years ended December 31, 2020, 2019 and 2018, was as follows:

	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value
Outstanding at January 1, 2018	39	$16.91
Granted	28	$19.48
Settled	(34)	$17.32
Forfeited	—	$—
Outstanding at December 31, 2018	33	$18.68
Granted	31	$17.32
Settled	(33)	$18.68
Forfeited	—	$—
Outstanding at December 31, 2019	31	$17.32
Granted	41	$11.33
Settled	(31)	$17.32
Forfeited	—	$—
Outstanding at December 31, 2020	41	$11.33

Vested at December 31, 2020	—	$—
Nonvested at December 31, 2020	41	$11.33

Vested at December 31, 2019	—	$—
Nonvested at December 31, 2019	31	$17.32
14.    SUBSEQUENT EVENTS
On February 25, 2021, the Board of Directors of ESH REIT declared a cash distribution of $0.09 per share on its Class A and Class B common stock. The distribution is payable on March 25, 2021 to shareholders of record as of March 11, 2021.

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2020
(dollars in thousands)

							Cost Capitalized Subsequent to				Gross Amount Carried at Close of

			Initial Cost				Acquisition (1)				Period December 31, 2020
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (3)
Hotel Properties:
Anchorage - Downtown	Anchorage, AK	(4)	$723	$8,791	$137	$—	$107	$958	$1,297	$—	$830	$9,749	$1,434	$—	$12,013	$(4,116)	10/8/2010	2003	43
Anchorage - Midtown	Anchorage, AK	(4)	2,600	20,740	240	—	103	1,106	1,661	—	2,703	21,846	1,901	—	26,450	(7,445)	10/8/2010	2004	45
Fairbanks - Old Airport Way	Fairbanks, AK	(4)	2,978	12,016	98	—	160	1,038	1,167	—	3,138	13,054	1,265	—	17,457	(5,096)	10/8/2010	2001	40
Juneau - Shell Simmons Drive	Juneau, AK	(4)	2,979	12,135	132	—	110	907	1,134	—	3,089	13,042	1,266	—	17,397	(4,794)	10/8/2010	2001	41
Birmingham - Inverness	Birmingham, AL	(4)	359	688	33	—	35	574	1,050	—	394	1,262	1,083	—	2,739	(1,377)	10/8/2010	1996	26
Birmingham - Perimeter Park South	Birmingham, AL	(4)	1,737	3,218	53	—	96	981	1,344	—	1,833	4,199	1,397	—	7,429	(2,597)	10/8/2010	1998	33
Birmingham - Wildwood	Birmingham, AL	(4)	385	1,890	33	—	124	482	1,188	—	509	2,372	1,221	—	4,102	(1,938)	10/8/2010	1996	26
Huntsville - U.S. Space and Rocket Center	Huntsville, AL	(4)	770	5,385	39	—	80	796	1,051	—	850	6,181	1,090	—	8,121	(2,994)	10/8/2010	1997	32
Mobile - Spring Hill	Mobile, AL	(4)	1,185	7,479	41	—	93	870	1,253	—	1,278	8,349	1,294	—	10,921	(3,961)	10/8/2010	1997	32
Montgomery - Carmichael Rd.	Montgomery, AL	(4)	1,045	—	35	—	118	516	1,005	—	1,163	516	1,040	—	2,719	(1,244)	10/8/2010	1996	(6)
Montgomery - Eastern Blvd.	Montgomery, AL	(4)	600	4,231	44	—	93	693	1,229	—	693	4,924	1,273	—	6,890	(2,639)	10/8/2010	1997	32
Phoenix - Chandler - Downtown	Chandler, AZ	(4)	—	—	—	—	3,284	11,337	1,802	—	3,284	11,337	1,802	—	16,423	(1,014)	12/16/2019	2019	40
Little Rock - Financial Centre Parkway	Little Rock, AR	(4)	1,630	2,916	46	—	97	1,106	1,401	—	1,727	4,022	1,447	—	7,196	(2,650)	10/8/2010	1996	31
Little Rock - West Little Rock	Little Rock, AR	(4)	1,708	1,931	39	—	69	709	1,183	—	1,777	2,640	1,222	—	5,639	(2,223)	10/8/2010	1997	27
Fayetteville - Springdale	Springdale, AR	(4)	1,460	—	55	—	132	747	1,061	—	1,592	747	1,116	—	3,455	(1,568)	10/8/2010	2001	(6)
Phoenix - Mesa	Mesa, AZ	(4)	1,098	2,347	38	—	87	1,003	1,224	—	1,185	3,350	1,262	—	5,797	(2,198)	10/8/2010	1997	37
Phoenix - Mesa - West	Mesa, AZ	(4)	1,305	2,589	44	—	101	1,225	1,350	—	1,406	3,814	1,394	—	6,614	(2,441)	10/8/2010	1997	32
Phoenix - Peoria	Peoria, AZ	(4)	1,229	3,741	38	—	51	583	1,001	—	1,280	4,324	1,039	—	6,643	(2,198)	10/8/2010	1998	39
Phoenix - Airport	Phoenix, AZ	(4)	1,764	408	38	—	62	930	1,095	—	1,826	1,338	1,133	—	4,297	(1,404)	10/8/2010	1998	40
Phoenix - Airport - E. Oak St.	Phoenix, AZ	(4)	1,623	1,109	57	—	176	1,323	1,914	—	1,799	2,432	1,971	—	6,202	(2,312)	10/8/2010	1997	36
Phoenix - Biltmore	Phoenix, AZ	(4)	1,191	1,372	50	—	125	755	1,441	—	1,316	2,127	1,491	—	4,934	(2,238)	10/8/2010	1997	37
Phoenix - Deer Valley	Phoenix, AZ	(4)	945	2,092	39	—	72	614	1,157	—	1,017	2,706	1,196	—	4,919	(1,992)	10/8/2010	1998	38
Phoenix - Midtown	Phoenix, AZ	(4)	1,195	3,918	59	—	195	1,552	1,922	—	1,390	5,470	1,981	—	8,841	(3,201)	10/8/2010	1998	39
Phoenix - Scottsdale	Scottsdale, AZ	(4)	1,655	3,691	46	—	146	696	1,412	—	1,801	4,387	1,458	—	7,646	(2,736)	10/8/2010	1997	37
Phoenix - Scottsdale - North	Scottsdale, AZ	(4)	1,476	4,266	43	—	55	1,036	1,097	—	1,531	5,302	1,140	—	7,973	(2,719)	10/8/2010	1997	32
Phoenix - Scottsdale - Old Town	Scottsdale, AZ	(4)	1,605	2,564	43	—	169	1,176	1,557	—	1,774	3,740	1,600	—	7,114	(2,754)	10/8/2010	1995	30
Phoenix - Airport - Tempe	Tempe, AZ	(4)	1,228	3,249	46	—	142	807	1,414	—	1,370	4,056	1,460	—	6,886	(2,520)	10/8/2010	1999	39
Tucson - Grant Road	Tucson, AZ	(4)	1,780	5,364	43	—	78	932	1,271	—	1,858	6,296	1,314	—	9,468	(3,325)	10/8/2010	1997	32
Oakland - Alameda	Alameda, CA	(4)	5,165	9,134	57	—	148	2,018	2,384	—	5,313	11,152	2,441	—	18,906	(3,769)	10/8/2010	2000	40
Oakland - Alameda Airport	Alameda, CA	(4)	3,197	3,067	55	—	40	825	1,380	—	3,237	3,892	1,435	—	8,564	(2,471)	10/8/2010	1999	40
San Jose - Santa Clara	Alviso, CA	(4)	5,036	2,681	64	—	118	682	1,051	—	5,154	3,363	1,115	—	9,632	(2,091)	10/8/2010	2001	41
Orange County - Anaheim Convention Center	Anaheim, CA	(4)	4,439	3,574	73	—	142	1,109	1,461	—	4,581	4,683	1,534	—	10,798	(2,859)	10/8/2010	2001	41
Orange County - Anaheim Hills	Anaheim, CA	(4)	4,779	2,040	98	—	47	911	1,294	—	4,826	2,951	1,392	—	9,169	(2,112)	10/8/2010	2002	42
Los Angeles - Arcadia	Arcadia, CA	(4)	4,577	3,647	45	—	240	965	1,548	—	4,817	4,612	1,593	—	11,022	(2,763)	10/8/2010	1998	38
Bakersfield - California Avenue	Bakersfield, CA	(4)	1,186	2,153	43	—	257	877	1,258	—	1,443	3,030	1,301	—	5,774	(2,349)	10/8/2010	1996	31
Bakersfield - Chester Lane	Bakersfield, CA	(4)	1,002	4,514	142	—	63	492	839	—	1,065	5,006	981	—	7,052	(2,363)	10/8/2010	2005	45
San Francisco - Belmont	Belmont, CA	(4)	2,910	7,236	103	—	61	1,780	1,928	—	2,971	9,016	2,031	—	14,018	(3,114)	10/8/2010	2003	43

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2020 (Continued)
(dollars in thousands)

							Cost Capitalized Subsequent to				Gross Amount Carried at Close of

			Initial Cost				Acquisition (1)				Period December 31, 2020
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (3)
Orange County - Brea	Brea, CA	(4)	5,199	4,778	50	—	130	1,235	1,749	—	5,329	6,013	1,799	—	13,141	(3,598)	10/8/2010	1998	33
Los Angeles - Burbank Airport	Burbank, CA	(4)	6,120	9,690	106	—	89	1,087	1,743	—	6,209	10,777	1,849	—	18,835	(4,665)	10/8/2010	2001	41
San Diego - Carlsbad Village by the Sea	Carlsbad, CA	(4)	4,783	7,618	96	—	136	772	1,298	—	4,919	8,390	1,394	—	14,703	(3,650)	10/8/2010	2002	42
Los Angeles - Carson	Carson, CA	(4)	5,430	2,173	138	—	262	553	1,187	—	5,692	2,726	1,325	—	9,743	(1,994)	10/8/2010	2004	44
Los Angeles - Chino Valley	Chino, CA	(4)	1,288	3,297	108	—	75	547	1,318	—	1,363	3,844	1,426	—	6,633	(2,230)	10/8/2010	2004	44
Orange County - Cypress	Cypress, CA	(4)	5,543	4,484	59	—	130	863	1,460	—	5,673	5,347	1,519	—	12,539	(3,080)	10/8/2010	1998	38
Dublin - Hacienda Dr.	Dublin, CA	(4)	3,377	4,243	52	—	86	782	1,264	—	3,463	5,025	1,316	—	9,804	(2,646)	10/8/2010	2000	40
Los Angeles - LAX Airport - El Segundo	El Segundo, CA	(4)	9,922	5,598	68	—	151	1,182	1,691	—	10,073	6,780	1,759	—	18,612	(4,048)	10/8/2010	1998	33
Sacramento - Elk Grove	Elk Grove, CA	(4)	941	2,290	89	—	66	565	983	—	1,007	2,855	1,072	—	4,934	(1,814)	10/8/2010	2003	43
Fairfield - Napa Valley	Fairfield, CA	(4)	1,490	6,066	135	—	133	567	952	—	1,623	6,633	1,087	—	9,343	(2,792)	10/8/2010	2004	44
Fremont - Fremont Blvd. South	Fremont, CA	(4)	2,928	5,364	56	—	140	1,255	1,694	—	3,068	6,619	1,750	—	11,437	(3,556)	10/8/2010	1999	39
Fremont - Newark	Fremont, CA	(4)	7,370	6,048	101	—	501	3,580	3,748	—	7,871	9,628	3,849	—	21,348	(3,858)	10/8/2010	1999	41
Fremont - Warm Springs	Fremont, CA	(4)	5,114	1,271	58	—	87	719	1,172	—	5,201	1,990	1,230	—	8,421	(1,596)	10/8/2010	2001	41
Fresno - North	Fresno, CA	(4)	1,988	6,753	43	—	126	807	1,135	—	2,114	7,560	1,178	—	10,852	(3,463)	10/8/2010	1997	32
Los Angeles - South	Gardena, CA	(4)	3,977	3,909	51	—	92	742	1,415	—	4,069	4,651	1,466	—	10,186	(3,215)	10/8/2010	1998	28
Los Angeles - Glendale	Glendale, CA	(4)	4,689	5,746	55	—	46	711	1,282	—	4,735	6,457	1,337	—	12,529	(3,096)	10/8/2010	1999	39
Orange County - Huntington Beach	Huntington Beach, CA	(4)	4,499	5,131	38	—	80	846	1,120	—	4,579	5,977	1,158	—	11,714	(2,952)	10/8/2010	1998	38
Orange County - Irvine Spectrum	Irvine, CA	(4)	7,355	5,703	54	—	239	945	1,688	—	7,594	6,648	1,742	—	15,984	(3,858)	10/8/2010	1997	32
Los Angeles - La Mirada	La Mirada, CA	(4)	3,681	2,557	39	—	36	1,005	1,283	—	3,717	3,562	1,322	—	8,601	(2,190)	10/8/2010	1998	38
Orange County - Lake Forest	Lake Forest, CA	(4)	5,530	2,182	43	—	100	871	1,168	—	5,630	3,053	1,211	—	9,894	(2,051)	10/8/2010	1997	37
Livermore - Airway Blvd.	Livermore, CA	(4)	2,553	3,576	44	—	78	1,014	1,334	—	2,631	4,590	1,378	—	8,599	(2,514)	10/8/2010	1998	38
Los Angeles - Long Beach Airport	Long Beach, CA	(4)	5,626	6,872	47	—	116	846	1,350	—	5,742	7,718	1,397	—	14,857	(3,415)	10/8/2010	1997	37
Los Angeles - LAX Airport	Los Angeles, CA	(4)	4,770	7,879	56	—	80	1,039	1,819	—	4,850	8,918	1,875	—	15,643	(4,168)	10/8/2010	1999	39
San Jose - Milpitas - McCarthy Ranch	Milpitas, CA	(4)	6,844	7,392	57	—	151	2,950	2,992	—	6,995	10,342	3,049	—	20,386	(4,137)	10/8/2010	1997	32
Los Angeles - Monrovia	Monrovia, CA	(4)	3,884	4,929	57	—	118	1,308	1,437	—	4,002	6,237	1,494	—	11,733	(3,238)	10/8/2010	1998	38
San Jose - Morgan Hill	Morgan Hill, CA	(4)	4,283	2,018	36	—	104	871	1,177	—	4,387	2,889	1,213	—	8,489	(2,034)	10/8/2010	1998	38
San Jose - Mountain View	Mountain View, CA	(4)	6,657	4,458	47	—	240	1,674	2,788	—	6,897	6,132	2,835	—	15,864	(2,919)	10/8/2010	1997	32
Orange County - John Wayne Airport	Newport Beach, CA	(4)	6,881	10,663	98	—	197	1,212	1,514	—	7,078	11,875	1,612	—	20,565	(4,883)	10/8/2010	2001	41
Los Angeles - Northridge	Northridge, CA	(4)	5,167	5,391	163	—	108	672	1,514	—	5,275	6,063	1,677	—	13,015	(2,897)	10/8/2010	2005	45
Oakland - Emeryville	Oakland, CA	(4)	3,927	9,132	117	—	847	780	1,803	—	4,774	9,912	1,920	—	16,606	(4,333)	10/8/2010	2001	41
San Diego - Oceanside	Oceanside, CA	(4)	4,271	5,999	43	—	135	829	1,404	—	4,406	6,828	1,447	—	12,681	(3,251)	10/8/2010	1999	39
Los Angeles - Ontario Airport	Ontario, CA	(4)	1,639	6,138	46	—	141	1,215	1,280	—	1,780	7,353	1,326	—	10,459	(3,222)	10/8/2010	1997	37
Orange County - Katella Ave.	Orange, CA	(4)	3,976	5,704	74	—	72	1,145	1,464	—	4,048	6,849	1,538	—	12,435	(3,240)	10/8/2010	2001	41
Palm Springs - Airport	Palm Springs, CA	(4)	1,955	3,506	98	—	208	948	1,368	—	2,163	4,454	1,466	—	8,083	(2,436)	10/8/2010	2003	43
Pleasant Hill - Buskirk Ave.	Pleasant Hill, CA	(4)	3,786	7,754	44	—	108	884	1,579	—	3,894	8,638	1,623	—	14,155	(3,615)	10/8/2010	1997	37
Pleasanton - Chabot Dr.	Pleasanton, CA	(4)	3,039	5,910	55	—	101	1,047	1,658	—	3,140	6,957	1,713	—	11,810	(3,449)	10/8/2010	1998	38

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2020 (Continued)
(dollars in thousands)

							Cost Capitalized Subsequent to				Gross Amount Carried at Close of

			Initial Cost				Acquisition (1)				Period December 31, 2020
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (3)
Sacramento - White Rock Rd.	Rancho Cordova, CA	(4)	1,301	2,717	47	—	182	1,155	1,578	—	1,483	3,872	1,625	—	6,980	(2,772)	10/8/2010	1997	32
Richmond - Hilltop Mall	Richmond, CA	(4)	2,232	4,124	51	—	80	764	1,452	—	2,312	4,888	1,503	—	8,703	(2,456)	10/8/2010	2000	40
Sacramento - Roseville	Roseville, CA	(4)	1,125	5,233	45	—	122	787	1,146	—	1,247	6,020	1,191	—	8,458	(2,833)	10/8/2010	1998	38
Sacramento - Arden Way	Sacramento, CA	(4)	888	2,349	45	—	173	1,330	1,368	—	1,061	3,679	1,413	—	6,153	(2,375)	10/8/2010	1997	32
Sacramento - Northgate	Sacramento, CA	(4)	932	2,359	44	—	246	1,403	1,468	—	1,178	3,762	1,512	—	6,452	(2,238)	10/8/2010	1997	32
Sacramento - South Natomas	Sacramento, CA	(4)	1,460	823	51	—	323	1,192	1,844	—	1,783	2,015	1,895	—	5,693	(2,225)	10/8/2010	1998	33
San Francisco - San Carlos	San Carlos, CA	(4)	4,233	5,299	49	—	118	994	1,353	—	4,351	6,293	1,402	—	12,046	(3,384)	10/8/2010	1998	38
San Diego - Hotel Circle	San Diego, CA	(4)	6,893	9,935	68	—	424	1,428	1,869	—	7,317	11,363	1,937	—	20,617	(5,039)	10/8/2010	1999	39
San Diego - Mission Valley - Stadium	San Diego, CA	(4)	6,978	1,797	85	—	47	799	1,052	—	7,025	2,596	1,137	—	10,758	(1,878)	10/8/2010	2002	42
San Diego - Fashion Valley	San Diego, CA	(4)	5,371	5,639	49	—	167	1,285	2,105	—	5,538	6,924	2,154	—	14,616	(3,827)	10/8/2010	1997	32
Los Angeles - San Dimas	San Dimas, CA	(4)	4,736	991	42	—	81	792	1,344	—	4,817	1,783	1,386	—	7,986	(1,634)	10/8/2010	1999	39
San Jose - Airport	San Jose, CA	(4)	8,118	5,912	75	—	404	2,403	2,965	—	8,522	8,315	3,040	—	19,877	(3,076)	10/8/2010	2000	40
San Jose - Downtown	San Jose, CA	(4)	6,480	6,070	53	—	355	1,430	1,884	—	6,835	7,500	1,937	—	16,272	(4,070)	10/8/2010	1998	38
San Jose - Edenvale - North	San Jose, CA	(4)	5,087	3,649	56	—	75	931	1,375	—	5,162	4,580	1,431	—	11,173	(2,591)	10/8/2010	2000	40
San Jose - Edenvale - South	San Jose, CA	(4)	5,359	3,832	83	—	120	920	1,635	—	5,479	4,752	1,718	—	11,949	(2,755)	10/8/2010	2000	41
San Francisco - San Mateo - SFO	San Mateo, CA	(4)	7,369	6,704	50	—	230	2,258	2,579	—	7,599	8,962	2,629	—	19,190	(3,461)	10/8/2010	1997	32
San Rafael - Francisco Blvd. East	San Rafael, CA	(4)	3,129	13,822	378	—	105	709	1,270	—	3,234	14,531	1,648	—	19,413	(5,242)	10/8/2010	2007	47
San Ramon - Bishop Ranch - East	San Ramon, CA	(4)	3,721	5,226	59	—	133	1,917	2,100	—	3,854	7,143	2,159	—	13,156	(2,768)	10/8/2010	2000	40
San Ramon - Bishop Ranch - West	San Ramon, CA	(4)	3,098	2,886	55	—	107	806	1,536	—	3,205	3,692	1,591	—	8,488	(2,836)	10/8/2010	1998	33
Santa Barbara - Calle Real	Santa Barbara, CA	(4)	3,301	8,709	41	—	110	854	1,187	—	3,411	9,563	1,228	—	14,202	(3,802)	10/8/2010	1998	38
Santa Rosa - North	Santa Rosa, CA	(4)	3,053	6,086	46	—	70	600	1,077	—	3,123	6,686	1,123	—	10,932	(2,695)	10/8/2010	2000	40
Santa Rosa - South	Santa Rosa, CA	(4)	1,592	4,998	41	—	169	903	1,359	—	1,761	5,901	1,400	—	9,062	(3,067)	10/8/2010	1997	32
Los Angeles - Simi Valley	Simi Valley, CA	(4)	3,088	7,175	113	—	188	691	1,264	—	3,276	7,866	1,377	—	12,519	(3,390)	10/8/2010	2004	44
San Diego - Sorrento Mesa	San Diego, CA	(4)	6,441	6,020	49	—	185	932	1,446	—	6,626	6,952	1,495	—	15,073	(3,759)	10/8/2010	1998	33
Los Angeles - Valencia	Stevenson Ranch, CA	(4)	9,414	—	20	—	102	1,115	1,269	—	9,516	1,115	1,289	—	11,920	(1,458)	10/8/2010	2000	(6)
Stockton - March Lane	Stockton, CA	(4)	2,299	3,558	55	—	121	546	1,084	—	2,420	4,104	1,139	—	7,663	(2,098)	10/8/2010	2001	41
San Jose - Sunnyvale	Sunnyvale, CA	(4)	6,051	5,019	50	—	194	1,485	1,499	—	6,245	6,504	1,549	—	14,298	(3,711)	10/8/2010	1997	32
Temecula - Wine Country	Temecula, CA	(4)	1,489	8,153	79	—	95	733	1,374	—	1,584	8,886	1,453	—	11,923	(3,633)	10/8/2010	2002	42
Los Angeles - Torrance - Del Amo Circle	Torrance, CA	(4)	5,953	4,361	78	—	97	833	1,467	—	6,050	5,194	1,545	—	12,789	(3,058)	10/8/2010	1999	39
Los Angeles - Torrance Blvd.	Torrance, CA	(4)	3,761	6,296	43	—	74	1,184	1,322	—	3,835	7,480	1,365	—	12,680	(3,324)	10/8/2010	1997	37
Los Angeles - Torrance Harbor Gateway	Torrance, CA	(4)	4,625	4,747	49	—	152	782	1,158	—	4,777	5,529	1,207	—	11,513	(2,654)	10/8/2010	1999	39
Stockton - Tracy	Tracy, CA	(4)	2,344	3,434	96	—	102	539	1,101	—	2,446	3,973	1,197	—	7,616	(2,121)	10/8/2010	2003	43
Union City - Dyer St.	Union City, CA	(4)	2,907	6,359	51	—	229	2,137	2,073	—	3,136	8,496	2,124	—	13,756	(3,152)	10/8/2010	1999	39
Sacramento - Vacaville	Vacaville, CA	(4)	809	3,179	76	—	96	797	1,141	—	905	3,976	1,217	—	6,098	(2,277)	10/8/2010	2002	42
Sacramento - West Sacramento	West Sacramento, CA	(4)	1,292	3,395	134	—	104	445	1,128	—	1,396	3,840	1,262	—	6,498	(2,228)	10/8/2010	2004	44

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2020 (Continued)
(dollars in thousands)

							Cost Capitalized Subsequent to				Gross Amount Carried at Close of

			Initial Cost				Acquisition (1)				Period December 31, 2020
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (3)
Los Angeles - Woodland Hills	Woodland Hills, CA	(4)	5,452	7,561	69	—	120	1,117	2,150	—	5,572	8,678	2,219	—	16,469	(4,502)	10/8/2010	2000	40
Orange County - Yorba Linda	Yorba Linda, CA	(4)	3,443	2,020	106	—	59	631	1,125	—	3,502	2,651	1,231	—	7,384	(1,970)	10/8/2010	2003	43
Denver - Aurora South	Aurora, CO	(4)	2,415	2,958	48	—	266	1,227	1,646	—	2,681	4,185	1,694	—	8,560	(2,993)	10/8/2010	1996	31
Denver - Aurora North	Aurora, CO	(4)	2,706	6,047	65	—	118	1,688	1,767	—	2,824	7,735	1,832	—	12,391	(3,972)	10/8/2010	1997	39
Colorado Springs - West	Colorado Springs, CO	(4)	3,338	1,325	41	—	136	569	931	—	3,474	1,894	972	—	6,340	(1,538)	10/8/2010	1998	39
Denver - Tech Center South	Englewood, CO	(4)	1,714	978	46	—	164	604	1,105	—	1,878	1,582	1,151	—	4,611	(1,447)	10/8/2010	1998	40
Denver - Tech Center South - Inverness	Englewood, CO	(4)	2,941	1,340	46	—	251	1,526	1,391	—	3,192	2,866	1,437	—	7,495	(2,309)	10/8/2010	1997	32
Denver - Cherry Creek	Glendale, CO	(4)	1,856	2,713	40	—	184	1,106	1,438	—	2,040	3,819	1,478	—	7,337	(2,800)	10/8/2010	1997	32
Denver - Tech Center - Central	Greenwood Village, CO	(4)	2,392	1,286	51	—	214	1,668	1,790	—	2,606	2,954	1,841	—	7,401	(2,862)	10/8/2010	1997	34
Denver - Tech Center South - Greenwood Village	Greenwood Village, CO	(4)	1,767	2,278	110	—	292	928	1,305	—	2,059	3,206	1,415	—	6,680	(2,219)	10/8/2010	2003	44
Denver - Lakewood South	Lakewood, CO	(4)	2,338	3,348	43	—	169	918	1,373	—	2,507	4,266	1,416	—	8,189	(2,765)	10/8/2010	1996	31
Denver - Park Meadows	Lone Tree, CO	(4)	1,578	3,467	78	—	151	700	1,073	—	1,729	4,167	1,151	—	7,047	(2,409)	10/8/2010	2002	42
Denver - Westminster	Westminster, CO	(4)	2,779	4,683	49	—	368	708	1,076	—	3,147	5,391	1,125	—	9,663	(2,368)	10/8/2010	2000	40
Hartford - Farmington	Farmington, CT	(4)	1,080	6,003	65	—	76	670	1,124	—	1,156	6,673	1,189	—	9,018	(2,817)	10/8/2010	1998	39
Hartford - Manchester	Manchester, CT	(4)	1,002	6,723	67	—	88	721	1,041	—	1,090	7,444	1,108	—	9,642	(3,203)	10/8/2010	2001	41
Hartford - Meriden	Meriden, CT	(4)	687	6,207	81	—	133	632	1,110	—	820	6,839	1,191	—	8,850	(3,010)	10/8/2010	2002	42
Norwalk - Stamford	Norwalk, CT	(4)	2,866	12,533	64	—	114	1,149	1,672	—	2,980	13,682	1,736	—	18,398	(5,295)	10/8/2010	1999	39
Shelton - Fairfield County	Shelton, CT	(4)	2,001	11,314	60	—	120	1,371	1,505	—	2,121	12,685	1,565	—	16,371	(5,045)	10/8/2010	1998	38
Newark - Christiana - Wilmington	Newark, DE	(4)	1,473	7,617	61	—	158	1,164	1,515	—	1,631	8,781	1,576	—	11,988	(4,077)	10/8/2010	1998	38
Orlando - Altamonte Springs	Altamonte Springs, FL	(4)	5,421	—	25	—	122	923	1,487	—	5,543	923	1,512	—	7,978	(1,687)	10/8/2010	1998	(6)
Boca Raton - Commerce	Boca Raton, FL	(4)	5,920	3,219	56	—	145	1,489	1,386	—	6,065	4,708	1,442	—	12,215	(3,030)	10/8/2010	1998	33
Tampa - Brandon	Brandon, FL	(4)	3,709	3,540	696	—	240	1,023	1,085	—	3,949	4,563	1,781	—	10,293	(3,843)	12/13/2012	1997	26
St. Petersburg - Clearwater - Executive Dr.	Clearwater, FL	(4)	1,951	3,062	39	—	60	665	1,073	—	2,011	3,727	1,112	—	6,850	(2,179)	10/8/2010	1998	38
Clearwater - Carillon Park	Clearwater, FL	(4)	1,679	2,926	489	—	162	1,282	1,097	—	1,841	4,208	1,586	—	7,635	(3,236)	12/13/2012	1997	22
Fort Lauderdale - Davie	Davie, FL	(4)	5,014	3,117	492	—	213	1,139	1,317	—	5,227	4,256	1,809	—	11,292	(3,388)	12/13/2012	1997	23
Daytona Beach - International Speedway	Daytona Beach, FL	(4)	987	3,972	45	—	100	518	1,367	—	1,087	4,490	1,412	—	6,989	(2,310)	10/8/2010	1998	41
Fort Lauderdale - Deerfield Beach	Deerfield Beach, FL	(4)	2,885	3,421	38	—	175	1,244	1,888	—	3,060	4,665	1,926	—	9,651	(1,706)	10/8/2010	1997	37
Destin - US 98 - Emerald Coast Pkwy.	Destin, FL	(4)	1,149	2,528	96	—	130	1,686	948	—	1,279	4,214	1,044	—	6,537	(2,536)	10/8/2010	2001	48
Fort Lauderdale - Convention Center - Cruise Port	Fort Lauderdale, FL	(4)	3,441	7,008	71	—	90	2,161	2,735	—	3,531	9,169	2,806	—	15,506	(3,764)	10/8/2010	1999	39
Fort Lauderdale - Cypress Creek - Andrews Ave.	Fort Lauderdale, FL	(4)	2,761	2,685	41	—	160	767	1,313	—	2,921	3,452	1,354	—	7,727	(2,364)	10/8/2010	1998	33
Fort Lauderdale - Cypress Creek - NW 6th Way	Fort Lauderdale, FL	(4)	2,480	751	62	—	89	845	1,200	—	2,569	1,596	1,262	—	5,427	(1,651)	10/8/2010	1999	42
Fort Lauderdale - Plantation	Fort Lauderdale, FL	(4)	6,352	2,252	61	—	199	860	2,568	—	6,551	3,112	2,629	—	12,292	(1,973)	10/8/2010	2000	40

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2020 (Continued)
(dollars in thousands)

							Cost Capitalized Subsequent to				Gross Amount Carried at Close of

			Initial Cost				Acquisition (1)				Period December 31, 2020
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (3)
Gainesville - I-75	Gainesville, FL	(4)	846	6,416	44	—	59	795	1,116	—	905	7,211	1,160	—	9,276	(3,394)	10/8/2010	1997	32
Tampa – Gibsonton – Riverview	Gibsonton, FL	(4)	—	—	—	—	2,998	7,707	1,597	—	2,998	7,707	1,597	—	12,302	(808)	12/10/2019	2019	40
Jacksonville - Baymeadows	Jacksonville, FL	(4)	1,163	2,662	48	—	104	930	1,566	—	1,267	3,592	1,614	—	6,473	(2,435)	10/8/2010	1998	38
Jacksonville - Lenoir Avenue East	Jacksonville, FL	(4)	969	1,057	63	—	83	696	1,252	—	1,052	1,753	1,315	—	4,120	(1,786)	10/8/2010	1997	37
Jacksonville - Deerwood Park	Jacksonville, FL	(4)	943	3,910	66	—	161	1,165	2,012	—	1,104	5,075	2,078	—	8,257	(3,152)	10/8/2010	1999	40
Jacksonville - Lenoir Avenue South	Jacksonville, FL	(4)	842	1,862	47	—	71	605	1,069	—	913	2,467	1,116	—	4,496	(1,608)	10/8/2010	1998	44
Jacksonville - Riverwalk - Convention Center	Jacksonville, FL	(4)	593	3,693	52	—	113	761	1,087	—	706	4,454	1,139	—	6,299	(2,463)	10/8/2010	2000	40
Jacksonville - Salisbury Rd. - Southpoint	Jacksonville, FL	(4)	727	720	52	—	131	2,130	1,377	—	858	2,850	1,429	—	5,137	(2,789)	10/8/2010	1999	39
Jacksonville - Southside - St. Johns Towne Ctr.	Jacksonville, FL	(4)	925	2,679	47	—	141	1,346	1,572	—	1,066	4,025	1,619	—	6,710	(2,549)	10/8/2010	1997	32
Lakeland - I-4	Lakeland, FL	(4)	1,121	8,036	843	—	58	299	308	—	1,179	8,335	1,151	—	10,665	(571)	11/12/2019	2007	44
Orlando - Lake Mary - 1036 Greenwood Blvd	Lake Mary, FL	(4)	2,229	—	19	—	78	613	926	—	2,307	613	945	—	3,865	(1,065)	10/8/2010	2000	(6)
Orlando - Lake Mary - 1040 Greenwood Blvd	Lake Mary, FL	(4)	2,685	—	25	—	155	998	1,290	—	2,840	998	1,315	—	5,153	(1,493)	10/8/2010	1998	(6)
Melbourne - Airport	Melbourne, FL	(4)	1,423	4,160	53	—	127	613	1,124	—	1,550	4,773	1,177	—	7,500	(2,426)	10/8/2010	1998	39
Miami - Airport - Blue Lagoon	Miami, FL	(4)	9,702	4,910	70	—	113	1,430	4,494	—	9,815	6,340	4,564	—	20,719	(3,896)	10/8/2010	1998	33
Miami - Airport - Doral	Miami, FL	(4)	10,164	4,188	1,131	—	425	1,410	3,458	—	10,589	5,598	4,589	—	20,776	(4,490)	12/13/2012	1997	26
Miami - Airport - Doral - 87th Avenue South	Miami, FL	(4)	4,451	7,542	92	—	69	1,002	3,214	—	4,520	8,544	3,306	—	16,370	(3,591)	10/8/2010	2001	41
Miami - Airport - Doral - 25th Street	Miami, FL	(4)	4,135	5,307	125	—	79	976	4,047	—	4,214	6,283	4,172	—	14,669	(3,332)	10/8/2010	2002	42
Miami - Airport - Miami Springs	Miami, FL	(4)	8,014	3,657	71	—	161	3,206	2,288	—	8,175	6,863	2,359	—	17,397	(2,781)	10/8/2010	1998	40
Miami - Downtown Brickell - Cruise Port	Miami, FL	(4)	3,323	7,312	85	—	111	1,598	2,136	—	3,434	8,910	2,221	—	14,565	(2,965)	10/8/2010	2001	41
Miami - Coral Gables	Miami, FL	(4)	2,866	7,211	76	—	85	1,713	1,711	—	2,951	8,924	1,787	—	13,662	(2,806)	10/8/2010	2001	41
Orlando - Convention Center - 6443 Westwood	Orlando, FL	(4)	2,472	2,071	68	—	117	869	1,329	—	2,589	2,940	1,397	—	6,926	(2,452)	10/8/2010	1999	43
Orlando - Convention Center - Universal Blvd.	Orlando, FL	(4)	3,326	3,097	58	—	197	1,084	1,864	—	3,523	4,181	1,922	—	9,626	(3,320)	10/8/2010	1998	38
Orlando - Convention Ctr - Sports Complex	Orlando, FL	(4)	2,767	1,466	43	—	111	888	1,254	—	2,878	2,354	1,297	—	6,529	(2,024)	10/8/2010	1997	37
Orlando - Lake Buena Vista	Orlando, FL	(4)	4,137	—	30	—	193	1,095	1,889	—	4,330	1,095	1,919	—	7,344	(2,419)	10/8/2010	1998	(6)
Orlando - Maitland - 1776 Pembrook Dr.	Orlando, FL	(4)	2,103	807	74	—	57	636	1,079	—	2,160	1,443	1,153	—	4,756	(1,478)	10/8/2010	2000	45
Orlando - Maitland - Summit Tower Blvd	Orlando, FL	(4)	3,577	—	65	—	126	1,077	1,670	—	3,703	1,077	1,735	—	6,515	(1,857)	10/8/2010	1998	(6)
Orlando - Maitland - 1760 Pembrook Dr.	Orlando, FL	(4)	2,133	1,347	41	—	62	528	1,076	—	2,195	1,875	1,117	—	5,187	(1,508)	10/8/2010	1999	39
Orlando - Southpark - Commodity Circle	Orlando, FL	(4)	3,483	2,051	64	—	129	1,047	1,788	—	3,612	3,098	1,852	—	8,562	(2,773)	10/8/2010	1999	40
Orlando - Southpark - Equity Row	Orlando, FL	(4)	2,854	432	49	—	93	934	1,565	—	2,947	1,366	1,614	—	5,927	(1,929)	10/8/2010	1998	38
Orlando - Orlando Theme Parks - Vineland Rd.	Orlando, FL	(4)	2,813	2,874	66	—	135	653	1,302	—	2,948	3,527	1,368	—	7,843	(2,369)	10/8/2010	1998	42
Orlando - Orlando Theme Parks - Major Blvd.	Orlando, FL	(4)	3,349	3,190	52	—	153	814	1,286	—	3,502	4,004	1,338	—	8,844	(2,562)	10/8/2010	1999	39

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2020 (Continued)
(dollars in thousands)

							Cost Capitalized Subsequent to				Gross Amount Carried at Close of

			Initial Cost				Acquisition (1)				Period December 31, 2020
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (3)
Pensacola - University Mall	Pensacola, FL	(4)	934	4,059	38	—	101	694	1,184	—	1,035	4,753	1,222	—	7,010	(2,411)	10/8/2010	1997	37
Port Charlotte - I-75	Port Charlotte, FL	(4)	—	—	—	—	2,156	8,348	1,578	—	2,156	8,348	1,578	—	12,082	(627)	3/16/2020	2020	40
Fort Lauderdale - Cypress Creek - Park North	Pompano Beach, FL	(4)	3,567	2,828	65	—	158	3,389	3,648	—	3,725	6,217	3,713	—	13,655	(3,785)	10/8/2010	1998	38
Tallahassee - Killearn	Tallahassee, FL	(4)	356	1,769	29	—	87	1,117	888	—	443	2,886	917	—	4,246	(1,807)	10/8/2010	1998	28
Fort Lauderdale - Tamarac	Tamarac, FL	(4)	3,709	3,054	712	—	154	1,809	1,294	—	3,863	4,863	2,006	—	10,732	(3,829)	12/13/2012	1997	21
Tampa - Airport - Memorial Hwy.	Tampa, FL	(4)	2,513	1,342	69	—	161	695	1,359	—	2,674	2,037	1,428	—	6,139	(2,008)	10/8/2010	1999	42
Tampa - Airport - N. Westshore Blvd.	Tampa, FL	(4)	2,564	3,918	64	—	115	1,427	1,817	—	2,679	5,345	1,881	—	9,905	(3,488)	10/8/2010	1998	38
Tampa - Airport - Spruce Street	Tampa, FL	(4)	2,437	3,066	102	—	78	576	1,007	—	2,515	3,642	1,109	—	7,266	(2,081)	10/8/2010	2003	43
Tampa - North - USF - Attractions	Tampa, FL	(4)	2,028	845	37	—	172	732	1,274	—	2,200	1,577	1,311	—	5,088	(1,610)	10/8/2010	1997	37
Tampa - North Airport	Tampa, FL	(4)	1,294	2,236	490	—	154	1,081	1,111	—	1,448	3,317	1,601	—	6,366	(3,030)	12/13/2012	1997	20
Tampa - Fairgrounds - Casino	Tampa, FL	(4)	—	—	—	—	3,759	9,450	2,091	—	3,759	9,450	2,091	—	15,300	(145)	11/10/2020	2020	40
Titusville - Space Center	Titusville, FL	(4)	—	—	—	—	2,702	7,935	1,596	—	2,702	7,935	1,596	—	12,233	(321)	8/18/2020	2020	40
Melbourne - Palm Bay	West Melbourne, FL	(4)	—	—	—	—	2,413	8,419	1,625	8	2,413	8,419	1,625	8	12,465	(63)	12/14/2020	2020	40
West Palm Beach - Northpoint Corporate Park	West Palm Beach, FL	(4)	2,723	3,326	49	—	93	534	1,104	—	2,816	3,860	1,153	—	7,829	(2,123)	10/8/2010	1998	38
Atlanta - Alpharetta - Northpoint - East	Alpharetta, GA	(4)	717	591	42	—	125	833	1,501	—	842	1,424	1,543	—	3,809	(1,792)	10/8/2010	1997	27
Atlanta - Alpharetta - Northpoint - West	Alpharetta, GA	(4)	1,218	1,673	58	—	118	899	1,358	—	1,336	2,572	1,416	—	5,324	(1,973)	10/8/2010	1999	42
Atlanta - Alpharetta - Rock Mill Rd.	Alpharetta, GA	(4)	1,391	1,101	40	—	51	581	848	—	1,442	1,682	888	—	4,012	(1,413)	10/8/2010	1999	39
Atlanta - Clairmont	Atlanta, GA	(4)	1,142	3,284	40	—	92	664	1,016	—	1,234	3,948	1,056	—	6,238	(2,224)	10/8/2010	1998	38
Atlanta - Buckhead	Atlanta, GA	(4)	1,183	4,086	42	—	96	930	1,289	—	1,279	5,016	1,331	—	7,626	(2,712)	10/8/2010	1997	37
Atlanta - Marietta - Interstate N. Pkwy	Atlanta, GA	(4)	1,766	3,023	72	—	90	1,129	1,365	—	1,856	4,152	1,437	—	7,445	(2,393)	10/8/2010	1999	41
Atlanta - Marietta - Wildwood	Atlanta, GA	(4)	852	2,881	40	—	87	788	1,123	—	939	3,669	1,163	—	5,771	(2,247)	10/8/2010	1996	36
Atlanta - Perimeter - Hammond Drive	Atlanta, GA	(4)	1,921	3,398	45	—	216	881	1,428	—	2,137	4,279	1,473	—	7,889	(2,856)	10/8/2010	1997	32
Atlanta - Perimeter - Crestline	Atlanta, GA	(4)	1,562	1,581	46	—	83	590	1,175	—	1,645	2,171	1,221	—	5,037	(1,777)	10/8/2010	2000	40
Atlanta - Perimeter - Peachtree Dunwoody	Atlanta, GA	(4)	1,203	2,928	44	—	135	819	1,154	—	1,338	3,747	1,198	—	6,283	(2,263)	10/8/2010	1997	37
Atlanta - Vinings	Atlanta, GA	(4)	1,924	5,785	57	—	87	827	1,471	—	2,011	6,612	1,528	—	10,151	(3,051)	10/8/2010	1997	40
Atlanta - Duluth	Duluth, GA	(4)	1,177	1,252	61	—	74	579	800	—	1,251	1,831	861	—	3,943	(1,285)	10/8/2010	1997	49
Atlanta - Gwinnett Place	Duluth, GA	(4)	1,269	3,234	48	—	376	1,137	1,421	—	1,645	4,371	1,469	—	7,485	(2,756)	10/8/2010	1990	30
Atlanta - Kennesaw Chastain Rd.	Kennesaw, GA	(4)	1,092	1,560	38	—	108	790	1,436	—	1,200	2,350	1,474	—	5,024	(1,972)	10/8/2010	1997	27
Atlanta - Kennesaw Town Center	Kennesaw, GA	(4)	1,122	2,213	38	—	75	826	1,044	—	1,197	3,039	1,082	—	5,318	(1,854)	10/8/2010	1998	38
Atlanta - Marietta - Powers Ferry Rd.	Marietta, GA	(4)	2,718	1,891	58	—	65	944	1,442	—	2,783	2,835	1,500	—	7,118	(2,273)	10/8/2010	1998	38
Atlanta - Marietta - Windy Hill	Marietta, GA	(4)	1,645	2,192	41	—	(104)	890	1,139	—	1,541	3,082	1,180	—	5,803	(1,964)	10/8/2010	1998	39
Atlanta - Morrow	Morrow, GA	(4)	1,713	2,276	41	—	94	714	1,193	—	1,807	2,990	1,234	—	6,031	(1,784)	10/8/2010	1998	39
Atlanta - Peachtree Corners	Norcross, GA	(4)	1,256	—	19	—	114	638	1,086	—	1,370	638	1,105	—	3,113	(1,146)	10/8/2010	1997	(6)
Savannah - Pooler	Pooler, GA	(4) (7)	—	—	—	—	4,138	7,284	1,554	—	4,138	7,284	1,554	—	12,976	(427)	6/24/2020	2020	40

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2020 (Continued)
(dollars in thousands)

							Cost Capitalized Subsequent to				Gross Amount Carried at Close of

			Initial Cost				Acquisition (1)				Period December 31, 2020
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (3)
Savannah - Midtown	Savannah, GA	(4)	564	5,079	66	—	75	550	1,173	—	639	5,629	1,239	—	7,507	(2,663)	10/8/2010	2001	41
Atlanta - Cumberland Mall	Smyrna, GA	(4)	1,631	2,038	45	—	85	1,070	1,265	—	1,716	3,108	1,310	—	6,134	(2,261)	10/8/2010	1997	32
Des Moines - Urbandale	Urbandale, IA	(4)	1,119	2,684	41	—	143	782	921	—	1,262	3,466	962	—	5,690	(2,035)	10/8/2010	1999	39
Des Moines - West Des Moines	West Des Moines, IA	(4)	1,089	2,742	39	—	121	880	1,228	—	1,210	3,622	1,267	—	6,099	(2,744)	10/8/2010	1997	27
Boise - Airport	Boise, ID	(4)	862	1,647	39	—	91	950	1,159	—	953	2,597	1,198	—	4,748	(1,843)	10/8/2010	1997	37
Chicago - Midway	Bedford Park, IL	(4)	2,028	2,261	130	—	105	809	1,159	—	2,133	3,070	1,289	—	6,492	(2,268)	10/8/2010	2003	43
Bloomington - Normal	Bloomington, IL	(4)	941	3,404	61	—	64	600	967	—	1,005	4,004	1,028	—	6,037	(2,043)	10/8/2010	2001	41
Chicago - Buffalo Grove - Deerfield	Buffalo Grove, IL	(4)	2,264	4,986	44	—	77	927	1,155	—	2,341	5,913	1,199	—	9,453	(2,991)	10/8/2010	1998	38
Chicago - Burr Ridge	Burr Ridge, IL	(4)	2,033	4,406	43	—	125	1,036	1,205	—	2,158	5,442	1,248	—	8,848	(2,903)	10/8/2010	1996	36
Champaign - Urbana	Champaign, IL	(4)	1,221	4,043	35	—	89	537	808	—	1,310	4,580	843	—	6,733	(2,060)	10/8/2010	1998	38
Chicago - Darien	Darien, IL	(4)	1,754	4,286	42	—	129	730	987	—	1,883	5,016	1,029	—	7,928	(2,487)	10/8/2010	1999	39
Chicago - O'Hare	Des Plaines, IL	(4)	1,946	3,737	44	—	151	1,061	1,260	—	2,097	4,798	1,304	—	8,199	(2,676)	10/8/2010	1998	38
Chicago - O'Hare - Allstate Arena	Des Plaines, IL	(4)	2,122	1,434	71	—	99	899	1,301	—	2,221	2,333	1,372	—	5,926	(1,895)	10/8/2010	1999	40
Chicago - Downers Grove	Downers Grove, IL	(4)	2,592	3,321	53	—	150	1,712	1,796	—	2,742	5,033	1,849	—	9,624	(3,431)	10/8/2010	1996	36
Chicago - Elmhurst - O'Hare	Elmhurst, IL	(4)	1,728	2,769	42	—	131	663	1,093	—	1,859	3,432	1,135	—	6,426	(2,107)	10/8/2010	1997	37
Chicago - Gurnee	Gurnee, IL	(4)	1,557	2,759	37	—	161	925	1,148	—	1,718	3,684	1,185	—	6,587	(2,298)	10/8/2010	1997	37
Chicago - Hanover Park	Hanover Park, IL	(4)	4,217	1,081	38	—	65	746	853	—	4,282	1,827	891	—	7,000	(1,480)	10/8/2010	1999	39
Chicago - Hillside	Hillside, IL	(4)	1,661	1,134	49	—	101	816	1,194	—	1,762	1,950	1,243	—	4,955	(1,934)	10/8/2010	1999	39
Chicago - Itasca	Itasca, IL	(4)	1,419	2,764	46	—	121	891	1,147	—	1,540	3,655	1,193	—	6,388	(2,223)	10/8/2010	1996	36
Chicago - Lansing	Lansing, IL	(4)	1,778	2,399	44	—	186	764	1,177	—	1,964	3,163	1,221	—	6,348	(2,237)	10/8/2010	1998	38
Chicago - Lisle	Lisle, IL	(4)	1,908	2,176	42	—	142	572	966	—	2,050	2,748	1,008	—	5,806	(1,787)	10/8/2010	2000	40
Chicago - Lombard - Oakbrook	Lombard, IL	(4)	3,692	1,060	59	—	144	1,424	1,478	—	3,836	2,484	1,537	—	7,857	(2,206)	10/8/2010	1999	39
Chicago - Lombard - Yorktown Center	Lombard, IL	(4)	2,029	3,367	58	—	110	712	1,170	—	2,139	4,079	1,228	—	7,446	(2,309)	10/8/2010	1998	40
Chicago - Naperville - East	Naperville, IL	(4)	1,686	4,231	48	—	169	1,258	1,397	—	1,855	5,489	1,445	—	8,789	(3,181)	10/8/2010	1997	37
Chicago - Naperville - West	Naperville, IL	(4)	3,084	2,386	44	—	146	947	1,373	—	3,230	3,333	1,417	—	7,980	(2,241)	10/8/2010	1996	36
St. Louis - O' Fallon, IL	O'Fallon, IL	(4)	1,099	2,897	34	—	56	716	822	—	1,155	3,613	856	—	5,624	(1,811)	10/8/2010	1998	38
Peoria - North	Peoria, IL	(4)	1,063	3,528	63	—	58	414	851	—	1,121	3,942	914	—	5,977	(2,028)	10/8/2010	2001	41
Rockford - I-90	Rockford, IL	(4)	1,046	1,989	38	—	99	612	1,048	—	1,145	2,601	1,086	—	4,832	(1,709)	10/8/2010	1997	47
Rockford - State Street	Rockford, IL	(4)	971	293	34	—	162	608	1,017	—	1,133	901	1,051	—	3,085	(1,548)	10/8/2010	1997	27
Chicago - Rolling Meadows	Rolling Meadows, IL	(4)	1,643	640	44	—	86	834	1,225	—	1,729	1,474	1,269	—	4,472	(1,682)	10/8/2010	1996	36
Chicago - Romeoville - Bollingbrook	Romeoville, IL	(4)	1,741	3,612	38	—	105	802	1,020	—	1,846	4,414	1,058	—	7,318	(2,282)	10/8/2010	1998	38
Chicago - Skokie	Skokie, IL	(4)	2,305	8,355	65	—	137	941	1,497	—	2,442	9,296	1,562	—	13,300	(4,033)	10/8/2010	2000	40
Chicago - Vernon Hills - Lake Forest	Vernon Hills, IL	(4)	2,471	4,030	60	—	55	510	1,083	—	2,526	4,540	1,143	—	8,209	(2,349)	10/8/2010	2000	40
Chicago - Vernon Hills - Lincolnshire	Vernon Hills, IL	(4)	2,467	1,053	66	—	130	873	1,324	—	2,597	1,926	1,390	—	5,913	(2,088)	10/8/2010	1999	39
Chicago - Westmont - Oak Brook	Westmont, IL	(4)	3,510	587	52	—	148	1,217	1,506	—	3,658	1,804	1,558	—	7,020	(2,207)	10/8/2010	1998	38
Evansville - East	Evansville, IN	(4)	387	2,295	34	—	121	481	1,009	—	508	2,776	1,043	—	4,327	(2,061)	10/8/2010	1997	27

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2020 (Continued)
(dollars in thousands)

							Cost Capitalized Subsequent to				Gross Amount Carried at Close of

			Initial Cost				Acquisition (1)				Period December 31, 2020
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (3)
Indianapolis - Castleton	Indianapolis, IN	(4)	558	2,108	40	—	96	643	997	—	654	2,751	1,037	—	4,442	(1,815)	10/8/2010	1999	39
Indianapolis - North - Carmel	Indianapolis, IN	(4)	812	851	29	—	120	583	850	—	932	1,434	879	—	3,245	(1,190)	10/8/2010	1990	30
Indianapolis - West 86th St.	Indianapolis, IN	(4)	581	2,330	40	—	208	972	1,237	—	789	3,302	1,277	—	5,368	(2,143)	10/8/2010	1998	39
Merrillville - US Rte. 30	Merrillville, IN	(4)	693	3,923	39	—	146	726	1,053	—	839	4,649	1,092	—	6,580	(2,558)	10/8/2010	1996	36
South Bend - Mishawaka - North	Mishawaka, IN	(4)	497	1,929	62	—	102	717	1,028	—	599	2,646	1,090	—	4,335	(1,827)	10/8/2010	2001	41
South Bend - Mishawaka - South	Mishawaka, IN	(4)	457	1,146	34	—	119	525	1,067	—	576	1,671	1,101	—	3,348	(1,590)	10/8/2010	1997	27
Cincinnati - Covington	Covington, KY	(4)	880	5,352	38	—	63	817	1,145	—	943	6,169	1,183	—	8,295	(2,809)	10/8/2010	1997	37
Cincinnati - Florence - Meijer Dr.	Florence, KY	(4)	549	1,850	33	—	167	586	1,181	—	716	2,436	1,214	—	4,366	(1,979)	10/8/2010	1996	26
Cincinnati - Florence - Turfway Rd.	Florence, KY	(4)	827	2,575	37	—	109	656	1,012	—	936	3,231	1,049	—	5,216	(1,920)	10/8/2010	1997	37
Louisville - Alliant Avenue	Louisville, KY	(4)	812	2,628	48	—	94	676	1,139	—	906	3,304	1,187	—	5,397	(2,166)	10/8/2010	1998	39
Louisville - Dutchman	Louisville, KY	(4)	662	2,540	45	—	54	745	1,061	—	716	3,285	1,106	—	5,107	(2,033)	10/8/2010	1996	31
Louisville - Hurstbourne	Louisville, KY	(4)	656	439	30	—	326	684	1,022	—	982	1,123	1,052	—	3,157	(1,533)	10/8/2010	1988	28
Baton Rouge - Citiplace	Baton Rouge, LA	(4)	1,029	5,875	66	—	79	983	1,058	—	1,108	6,858	1,124	—	9,090	(2,799)	10/8/2010	2001	41
New Orleans - Kenner	Kenner, LA	(4)	1,028	6,843	79	—	120	1,089	1,135	—	1,148	7,932	1,214	—	10,294	(3,160)	10/8/2010	2001	41
Lafayette - Airport	Lafayette, LA	(4)	436	2,212	38	—	68	992	1,175	—	504	3,204	1,213	—	4,921	(2,071)	10/8/2010	1998	38
New Orleans - Metairie	Metairie, LA	(4)	559	5,559	41	—	68	739	1,162	—	627	6,298	1,203	—	8,128	(2,773)	10/8/2010	1998	38
Boston - Braintree	Braintree, MA	(4)	2,599	9,110	90	—	73	749	1,208	—	2,672	9,859	1,298	—	13,829	(3,700)	10/8/2010	2002	42
Boston - Burlington	Burlington, MA	(4)	2,533	6,944	58	—	81	1,290	1,617	—	2,614	8,234	1,675	—	12,523	(4,186)	10/8/2010	1998	38
Boston - Marlborough	Marlborough, MA	(4)	2,137	3,464	48	—	83	1,104	1,476	—	2,220	4,568	1,524	—	8,312	(2,884)	10/8/2010	1998	38
Foxboro - Norton	Norton, MA	(4)	2,153	4,729	98	—	44	660	948	—	2,197	5,389	1,046	—	8,632	(2,383)	10/8/2010	2003	43
Boston - Peabody	Peabody, MA	(4)	1,649	5,178	110	—	106	1,417	1,451	—	1,755	6,595	1,561	—	9,911	(3,315)	10/8/2010	1999	43
Boston - Tewksbury	Tewksbury, MA	(4)	1,547	4,378	58	—	72	649	1,241	—	1,619	5,027	1,299	—	7,945	(2,467)	10/8/2010	2001	41
Boston - Waltham - 52 4th Ave.	Waltham, MA	(4)	2,025	6,620	58	—	84	1,051	1,805	—	2,109	7,671	1,863	—	11,643	(3,947)	10/8/2010	1998	38
Boston - Waltham - 32 4th Ave.	Waltham, MA	(4)	1,851	7,411	72	—	294	855	1,702	—	2,145	8,266	1,774	—	12,185	(4,032)	10/8/2010	1999	39
Boston - Westborough - Computer Dr.	Westborough, MA	(4)	2,747	2,788	48	—	182	817	1,306	—	2,929	3,605	1,354	—	7,888	(2,580)	10/8/2010	1998	38
Boston - Westborough - Connector Road	Westborough, MA	(4)	3,154	1,519	57	—	60	679	877	—	3,214	2,198	934	—	6,346	(1,568)	10/8/2010	2001	41
Boston - Westborough - East Main Street	Westborough, MA	(4)	2,366	2,763	81	—	392	819	1,094	—	2,758	3,582	1,175	—	7,515	(2,193)	10/8/2010	2001	42
Boston - Woburn	Woburn, MA	(4)	1,879	4,426	48	—	115	740	1,266	—	1,994	5,166	1,314	—	8,474	(2,837)	10/8/2010	1998	39
Annapolis - Admiral Cochrane Drive	Annapolis, MD	(4)	2,121	5,919	52	—	58	669	1,293	—	2,179	6,588	1,345	—	10,112	(3,202)	10/8/2010	1999	39
Annapolis - Womack Drive	Annapolis, MD	(4)	1,376	4,684	131	—	74	452	886	—	1,450	5,136	1,017	—	7,603	(2,451)	10/8/2010	2004	45
Baltimore - Bel Air - Aberdeen	Bel Air, MD	(4)	1,768	5,344	110	—	38	464	978	—	1,806	5,808	1,088	—	8,702	(2,657)	10/8/2010	2004	44
Columbia - Columbia Parkway	Columbia, MD	(4)	1,785	6,287	38	—	128	734	1,004	—	1,913	7,021	1,042	—	9,976	(3,090)	10/8/2010	1997	37
Columbia - Columbia Corporate Park	Columbia, MD	(4)	3,056	10,874	81	—	148	1,321	1,538	—	3,204	12,195	1,619	—	17,018	(5,290)	10/8/2010	1998	39
Columbia - Gateway Drive	Columbia, MD	(4)	2,241	5,038	42	—	86	957	1,298	—	2,327	5,995	1,340	—	9,662	(3,777)	10/8/2010	1997	27
Frederick - Westview Dr.	Frederick, MD	(4)	1,891	5,522	41	—	73	557	912	—	1,964	6,079	953	—	8,996	(2,685)	10/8/2010	1999	39
Washington, D.C. - Gaithersburg - North	Gaithersburg, MD	(4)	2,088	3,973	42	—	54	495	933	—	2,142	4,468	975	—	7,585	(2,163)	10/8/2010	1999	39

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2020 (Continued)
(dollars in thousands)

							Cost Capitalized Subsequent to				Gross Amount Carried at Close of

			Initial Cost				Acquisition (1)				Period December 31, 2020
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (3)
Washington, D.C. - Gaithersburg - South	Gaithersburg, MD	(4)	2,233	4,128	59	—	106	673	1,109	—	2,339	4,801	1,168	—	8,308	(2,571)	10/8/2010	1999	40
Washington, D.C. - Germantown - Milestone	Germantown, MD	(4)	1,413	4,673	44	—	138	534	909	—	1,551	5,207	953	—	7,711	(2,384)	10/8/2010	1999	39
Washington, D.C. - Germantown - Town Center	Germantown, MD	(4)	5,541	2,269	698	—	137	1,115	869	—	5,678	3,384	1,567	—	10,629	(3,683)	12/13/2012	1997	19
Baltimore - Glen Burnie	Glen Burnie, MD	(4)	2,374	9,428	132	—	75	498	1,010	—	2,449	9,926	1,142	—	13,517	(3,694)	10/8/2010	2004	44
Columbia - Laurel - Ft. Meade	Jessup, MD	(4)	1,505	5,910	112	—	90	532	1,071	—	1,595	6,442	1,183	—	9,220	(2,919)	10/8/2010	2004	44
Washington, D.C. - Landover	Landover, MD	(4)	3,119	5,378	39	—	62	722	1,114	—	3,181	6,100	1,153	—	10,434	(2,939)	10/8/2010	1998	38
Lexington Park - Pax River	Lexington Park, MD	(4)	1,206	5,140	48	—	78	640	1,077	—	1,284	5,780	1,125	—	8,189	(2,670)	10/8/2010	2000	40
Baltimore - BWl Airport - International Dr.	Linthicum Heights, MD	(4)	3,801	5,663	1,003	—	299	1,160	999	—	4,100	6,823	2,002	—	12,925	(4,620)	12/13/2012	1997	32
Baltimore - BWI Airport - Aero Dr.	Linthicum, MD	(4)	2,316	8,515	43	—	139	678	1,039	—	2,455	9,193	1,082	—	12,730	(3,811)	10/8/2010	1997	37
Washington, D.C. - Rockville	Rockville, MD	(4)	5,800	9,696	64	—	117	1,104	1,506	—	5,917	10,800	1,570	—	18,287	(4,733)	10/8/2010	1999	39
Baltimore - Timonium	Timonium, MD	(4)	2,004	6,358	39	—	124	632	1,038	—	2,128	6,990	1,077	—	10,195	(3,157)	10/8/2010	1998	38
Portland - Scarborough	Scarborough, ME	(4)	828	4,601	52	—	121	639	1,137	—	949	5,240	1,189	—	7,378	(2,667)	10/8/2010	2001	41
Detroit - Ann Arbor - Briarwood Mall	Ann Arbor, MI	(4)	3,416	—	41	—	190	692	1,070	—	3,606	692	1,111	—	5,409	(1,446)	10/8/2010	1997	(6)
Detroit - Ann Arbor - University South	Ann Arbor, MI	(4)	955	1,139	42	—	(150)	456	1,067	—	805	1,595	1,109	—	3,509	(1,605)	10/8/2010	1997	41
Auburn Hills - University Drive	Auburn Hills, MI	(4)	1,363	588	59	—	162	874	1,377	—	1,525	1,462	1,436	—	4,423	(2,057)	10/8/2010	1999	39
Detroit - Auburn Hills - Featherstone Rd.	Auburn Hills, MI	(4)	1,226	3,584	75	—	267	1,136	1,618	—	1,493	4,720	1,693	—	7,906	(3,217)	10/8/2010	1999	41
Detroit - Auburn Hills - I -75	Auburn Hills, MI	(4)	1,948	—	47	—	192	684	1,198	—	2,140	684	1,245	—	4,069	(1,686)	10/8/2010	1997	(6)
Detroit - Canton	Canton, MI	(4)	1,501	—	59	—	184	831	1,065	—	1,685	831	1,124	—	3,640	(1,570)	10/8/2010	2001	(6)
Detroit - Dearborn	Dearborn, MI	(4)	1,018	2,051	77	—	136	787	1,082	—	1,154	2,838	1,159	—	5,151	(2,035)	10/8/2010	2002	42
Detroit - Farmington Hills	Farmington Hills, MI	(4)	1,084	570	41	—	160	623	1,022	—	1,244	1,193	1,063	—	3,500	(1,470)	10/8/2010	1997	37
Grand Rapids - Kentwood	Kentwood, MI	(4)	1,297	1,644	38	—	156	780	1,110	—	1,453	2,424	1,148	—	5,025	(1,818)	10/8/2010	1998	38
Detroit - Madison Heights	Madison Heights, MI	(4)	1,787	—	43	—	111	781	1,186	—	1,898	781	1,229	—	3,908	(1,340)	10/8/2010	1997	(6)
Detroit - Novi - Haggerty Road	Novi, MI	(4)	1,102	1,620	44	—	148	694	1,146	—	1,250	2,314	1,190	—	4,754	(1,860)	10/8/2010	1997	37
Detroit - Novi - Orchard Hill Place	Novi, MI	(4)	1,237	421	78	—	131	583	1,072	—	1,368	1,004	1,150	—	3,522	(1,331)	10/8/2010	2000	42
Detroit - Metropolitan Airport	Romulus, MI	(4)	1,161	2,462	83	—	160	582	1,060	—	1,321	3,044	1,143	—	5,508	(1,955)	10/8/2010	2001	41
Detroit - Roseville	Roseville, MI	(4)	1,204	2,742	71	—	132	790	1,203	—	1,336	3,532	1,274	—	6,142	(2,127)	10/8/2010	2001	41
Detroit - Southfield - I-696	Southfield, MI	(4)	1,746	—	84	—	107	766	1,228	—	1,853	766	1,312	—	3,931	(1,728)	10/8/2010	2002	(6)
Detroit - Southfield - Northwestern Hwy.	Southfield, MI	(4)	1,952	—	58	—	181	1,108	1,454	—	2,133	1,108	1,512	—	4,753	(1,836)	10/8/2010	1999	(6)
Detroit - Sterling Heights	Sterling Heights, MI	(4)	998	1,550	42	—	155	901	1,169	—	1,153	2,451	1,211	—	4,815	(2,061)	10/8/2010	1997	37
Detroit - Warren	Warren, MI	(4)	1,448	—	37	—	141	765	895	—	1,589	765	932	—	3,286	(1,017)	10/8/2010	1997	(6)
Minneapolis - Bloomington	Bloomington, MN	(4)	1,440	3,092	39	—	110	634	1,060	—	1,550	3,726	1,099	—	6,375	(2,238)	10/8/2010	1998	38
Minneapolis - Brooklyn Center	Brooklyn Center, MN	(4)	1,367	2,491	38	—	149	831	1,261	—	1,516	3,322	1,299	—	6,137	(2,205)	10/8/2010	1998	38

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2020 (Continued)
(dollars in thousands)

							Cost Capitalized Subsequent to				Gross Amount Carried at Close of

			Initial Cost				Acquisition (1)				Period December 31, 2020
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (3)
Minneapolis - Airport - Eagan - South	Eagan, MN	(4)	1,517	2,133	51	—	107	657	1,061	—	1,624	2,790	1,112	—	5,526	(1,934)	10/8/2010	1997	37
Minneapolis - Airport - Eagan - North	Eagan, MN	(4)	1,888	2,331	60	—	151	1,204	1,458	—	2,039	3,535	1,518	—	7,092	(2,583)	10/8/2010	1998	38
Minneapolis - Eden Prairie - Technology Drive	Eden Prairie, MN	(4)	1,199	2,289	36	—	142	738	1,286	—	1,341	3,027	1,322	—	5,690	(2,007)	10/8/2010	1998	38
Minneapolis - Eden Prairie - Valley View Road	Eden Prairie, MN	(4)	1,614	3,658	39	—	102	739	1,152	—	1,716	4,397	1,191	—	7,304	(2,277)	10/8/2010	1998	38
Minneapolis - Maple Grove	Maple Grove, MN	(4)	2,543	560	38	—	109	691	1,113	—	2,652	1,251	1,151	—	5,054	(1,511)	10/8/2010	1998	38
Rochester - North	Rochester, MN	(4)	1,146	1,797	48	—	87	656	922	—	1,233	2,453	970	—	4,656	(1,818)	10/8/2010	2001	41
Rochester - South	Rochester, MN	(4)	1,119	1,439	50	—	97	652	915	—	1,216	2,091	965	—	4,272	(1,728)	10/8/2010	2001	41
Minneapolis - Woodbury	Woodbury, MN	(4)	1,805	2,559	43	—	80	653	1,164	—	1,885	3,212	1,207	—	6,304	(1,877)	10/8/2010	1999	39
St. Louis - Airport - Central	Bridgeton, MO	(4)	1,743	1,010	57	—	115	1,043	1,764	—	1,858	2,053	1,821	—	5,732	(2,116)	10/8/2010	1998	39
Columbia - Stadium Blvd.	Columbia, MO	(4)	734	2,511	91	—	98	563	914	—	832	3,074	1,005	—	4,911	(1,957)	10/8/2010	2003	43
St. Louis - Earth City	Earth City, MO	(4)	1,394	721	34	—	111	734	1,072	—	1,505	1,455	1,106	—	4,066	(1,627)	10/8/2010	1997	27
St. Louis - Westport - Central	Maryland Heights, MO	(4)	829	2,112	48	—	70	724	1,159	—	899	2,836	1,207	—	4,942	(2,061)	10/8/2010	1999	39
St. Louis - Westport - East Lackland Rd.	Maryland Heights, MO	(4)	1,334	2,692	53	—	291	962	1,281	—	1,625	3,654	1,334	—	6,613	(2,513)	10/8/2010	1996	31
Springfield - South	Springfield, MO	(4)	777	3,170	40	—	95	891	1,002	—	872	4,061	1,042	—	5,975	(2,199)	10/8/2010	1997	37
St. Louis - Westport - Craig Road	St. Louis, MO	(4)	982	220	33	—	148	625	1,111	—	1,130	845	1,144	—	3,119	(1,310)	10/8/2010	1994	24
St. Louis - St. Peters	St. Peters, MO	(4)	1,165	3,797	44	—	94	909	1,166	—	1,259	4,706	1,210	—	7,175	(2,348)	10/8/2010	1997	37
Jackson - East Beasley Road	Jackson, MS	(4)	265	3,884	49	—	92	786	1,285	—	357	4,670	1,334	—	6,361	(2,620)	10/8/2010	1999	39
Jackson - North	Jackson, MS	(4)	256	3,381	40	—	143	747	1,072	—	399	4,128	1,112	—	5,639	(2,504)	10/8/2010	1997	32
Jackson - Ridgeland	Ridgeland, MS	(4)	345	3,103	33	—	125	1,211	997	—	470	4,314	1,030	—	5,814	(2,618)	10/8/2010	1996	26
Billings - West End	Billings, MT	(4)	936	3,915	97	—	119	595	925	—	1,055	4,510	1,022	—	6,587	(2,315)	10/8/2010	2003	43
Great Falls - Missouri River	Great Falls, MT	(4)	834	5,105	70	—	71	750	1,000	—	905	5,855	1,070	—	7,830	(2,587)	10/8/2010	2002	42
Asheville - Tunnel Rd.	Asheville, NC	(4)	2,216	2,559	38	—	55	548	1,093	—	2,271	3,107	1,131	—	6,509	(1,954)	10/8/2010	1998	38
Raleigh - Cary - Harrison Ave.	Cary, NC	(4)	791	1,353	33	—	74	437	1,025	—	865	1,790	1,058	—	3,713	(1,684)	10/8/2010	1996	26
Raleigh - Cary - Regency Parkway North	Cary, NC	(4)	903	4,357	44	—	43	634	1,304	—	946	4,991	1,348	—	7,285	(2,589)	10/8/2010	1998	38
Raleigh - Cary - Regency Parkway South	Cary, NC	(4)	1,018	4,505	53	—	117	606	1,112	—	1,135	5,111	1,165	—	7,411	(2,559)	10/8/2010	1998	43
Charlotte - Airport	Charlotte, NC	(4)	1,982	636	67	—	173	1,499	2,045	—	2,155	2,135	2,112	—	6,402	(1,913)	10/8/2010	1998	33
Charlotte - Pineville - Park Rd.	Charlotte, NC	(4)	1,111	3,250	60	—	119	1,139	1,661	—	1,230	4,389	1,721	—	7,340	(2,219)	10/8/2010	1999	39
Charlotte - Pineville - Pineville Matthews Rd.	Charlotte, NC	(4)	1,859	3,965	52	—	218	1,657	1,854	—	2,077	5,622	1,906	—	9,605	(2,332)	10/8/2010	1999	43
Charlotte - Tyvola Rd.	Charlotte, NC	(4)	1,563	727	54	—	83	870	1,439	—	1,646	1,597	1,493	—	4,736	(1,303)	10/8/2010	1998	38
Charlotte - Tyvola Rd. - Executive Park	Charlotte, NC	(4)	1,232	—	19	—	106	1,028	1,214	—	1,338	1,028	1,233	—	3,599	(1,234)	10/8/2010	1995	(6)
Charlotte - University Place	Charlotte, NC	(4)	1,208	2,903	44	—	(24)	1,004	1,711	—	1,184	3,907	1,755	—	6,846	(1,967)	10/8/2010	1998	39
Charlotte - University Place - E. McCullough Dr.	Charlotte, NC	(4)	1,045	—	35	—	90	739	1,366	—	1,135	739	1,401	—	3,275	(1,030)	10/8/2010	1996	(6)
Durham - Research Triangle Park - Hwy. 55	Durham, NC	(4)	603	1,556	292	—	182	870	1,015	—	785	2,426	1,307	—	4,518	(2,380)	12/13/2012	1997	19

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2020 (Continued)
(dollars in thousands)

							Cost Capitalized Subsequent to				Gross Amount Carried at Close of

			Initial Cost				Acquisition (1)				Period December 31, 2020
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (3)
Durham - Research Triangle Park - Hwy. 54	Durham, NC	(4)	63	984	33	—	867	607	1,119	—	930	1,591	1,152	—	3,673	(2,406)	10/8/2010	1996	26
Durham - RTP - Miami Blvd. - North	Durham, NC	(4)	1,215	2,397	54	—	73	607	1,053	—	1,288	3,004	1,107	—	5,399	(1,979)	10/8/2010	1998	40
Durham - RTP - Miami Blvd. - South	Durham, NC	(4)	1,405	2,370	107	—	138	1,010	1,721	—	1,543	3,380	1,828	—	6,751	(2,641)	10/8/2010	1998	42
Durham - University	Durham, NC	(4)	1,208	3,006	43	—	134	648	1,277	—	1,342	3,654	1,320	—	6,316	(2,289)	10/8/2010	1997	33
Durham - University - Ivy Creek Blvd.	Durham, NC	(4)	1,684	3,947	57	—	98	1,014	1,381	—	1,782	4,961	1,438	—	8,181	(2,746)	10/8/2010	1998	33
Fayetteville - Cross Creek Mall	Fayetteville, NC	(4)	3,725	9,586	56	—	92	469	1,077	—	3,817	10,055	1,133	—	15,005	(4,092)	10/8/2010	1999	39
Fayetteville - Owen Dr.	Fayetteville, NC	(4)	4,253	7,164	43	—	81	834	1,074	—	4,334	7,998	1,117	—	13,449	(3,893)	10/8/2010	1997	32
Greensboro - Airport	Greensboro, NC	(4)	1,017	1,618	56	—	86	639	983	—	1,103	2,257	1,039	—	4,399	(1,562)	10/8/2010	1999	42
Greensboro - Wendover Ave.	Greensboro, NC	(4)	1,047	—	33	—	121	613	1,017	—	1,168	613	1,050	—	2,831	(1,120)	10/8/2010	1995	(6)
Greensboro - Wendover Ave. - Big Tree Way	Greensboro, NC	(4)	1,220	1,866	46	—	158	891	1,279	—	1,378	2,757	1,325	—	5,460	(2,102)	10/8/2010	1996	31
Jacksonville - Camp Lejeune	Jacksonville, NC	(4)	4,815	10,609	38	—	110	1,315	1,023	—	4,925	11,924	1,061	—	17,910	(4,284)	10/8/2010	1998	38
Raleigh - RDU Airport	Morrisville, NC	(4)	833	3,939	43	—	66	744	1,153	—	899	4,683	1,196	—	6,778	(2,729)	10/8/2010	1997	32
Raleigh - Crabtree Valley	Raleigh, NC	(4)	1,276	2,350	493	—	119	914	1,146	—	1,395	3,264	1,639	—	6,298	(3,058)	12/13/2012	1998	20
Raleigh - North Raleigh - Wake Towne Dr.	Raleigh, NC	(4)	634	1,414	34	—	96	579	1,019	—	730	1,993	1,053	—	3,776	(1,867)	10/8/2010	1996	26
Raleigh - North Raleigh	Raleigh, NC	(4)	1,120	4,043	38	—	88	481	898	—	1,208	4,524	936	—	6,668	(2,180)	10/8/2010	1997	37
Raleigh - North Raleigh - Wake Forest Road	Raleigh, NC	(4)	956	2,771	43	—	114	1,676	1,423	—	1,070	4,447	1,466	—	6,983	(2,745)	10/8/2010	1997	32
Raleigh - Northeast	Raleigh, NC	(4)	1,219	2,471	40	—	91	585	1,356	—	1,310	3,056	1,396	—	5,762	(2,123)	10/8/2010	1999	38
Wilmington - New Centre Drive	Wilmington, NC	(4)	713	3,123	39	—	64	861	1,402	—	777	3,984	1,441	—	6,202	(2,117)	10/8/2010	1998	44
Winston-Salem - Hanes Mall Blvd.	Winston-Salem, NC	(4)	776	2,573	40	—	121	863	1,138	—	897	3,436	1,178	—	5,511	(2,044)	10/8/2010	1996	32
Nashua - Manchester	Nashua, NH	(4)	2,526	1,771	58	—	74	630	1,081	—	2,600	2,401	1,139	—	6,140	(1,878)	10/8/2010	2001	41
Mt. Olive - Budd Lake	Budd Lake, NJ	(4)	835	3,898	103	—	129	689	1,023	—	964	4,587	1,126	—	6,677	(2,446)	10/8/2010	2003	43
Philadelphia - Cherry Hill	Cherry Hill, NJ	(4)	337	2,660	32	—	93	603	946	—	430	3,263	978	—	4,671	(1,966)	10/8/2010	1998	38
Meadowlands - East Rutherford	E.Rutherford, NJ	(4)	957	6,141	61	—	229	1,439	1,688	—	1,186	7,580	1,749	—	10,515	(3,976)	10/8/2010	1999	39
Edison - Raritan Center	Edison, NJ	(4)	1,363	8,976	48	—	159	848	1,391	—	1,522	9,824	1,439	—	12,785	(4,278)	10/8/2010	1997	37
Elizabeth - Newark Airport	Elizabeth, NJ	(4) (7)	202	11,175	119	—	3,289	1,109	1,492	—	3,491	12,284	1,611	—	17,386	(7,443)	10/8/2010	2002	42
Somerset - Franklin	Franklin, NJ	(4)	761	4,096	63	—	69	707	939	—	830	4,803	1,002	—	6,635	(2,182)	10/8/2010	2001	41
Philadelphia - Mt. Laurel - Pacilli Place	Mt Laurel, NJ	(4)	455	4,318	58	—	65	546	1,077	—	520	4,864	1,135	—	6,519	(2,436)	10/8/2010	1999	39
Philadelphia - Mt. Laurel - Crawford Place	Mt Laurel, NJ	(4)	313	2,632	31	—	54	629	900	—	367	3,261	931	—	4,559	(1,929)	10/8/2010	1998	38
Piscataway - Rutgers University	Piscataway, NJ	(4)	907	6,348	62	—	228	1,578	1,440	—	1,135	7,926	1,502	—	10,563	(3,696)	10/8/2010	1998	38
Princeton - West Windsor	Princeton, NJ	(4)	3,758	2,042	45	—	154	610	996	—	3,912	2,652	1,041	—	7,605	(1,871)	10/8/2010	2000	40
Ramsey - Upper Saddle River	Ramsey, NJ	(4)	704	5,013	64	—	101	711	1,073	—	805	5,724	1,137	—	7,666	(2,719)	10/8/2010	2001	41
Red Bank - Middletown	Red Bank, NJ	(4)	2,846	2,652	52	—	106	844	1,261	—	2,952	3,496	1,313	—	7,761	(2,287)	10/8/2010	2000	40
Meadowlands - Rutherford	Rutherford, NJ	(4)	1,972	4,661	49	—	86	1,034	1,452	—	2,058	5,695	1,501	—	9,254	(2,887)	10/8/2010	1999	39
Princeton - South Brunswick	S. Brunswick, NJ	(4)	761	3,728	50	—	129	714	1,210	—	890	4,442	1,260	—	6,592	(2,574)	10/8/2010	1999	39

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2020 (Continued)
(dollars in thousands)

							Cost Capitalized Subsequent to				Gross Amount Carried at Close of

			Initial Cost				Acquisition (1)				Period December 31, 2020
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (3)
Secaucus - Meadowlands	Secaucus, NJ	(4)	1,644	13,946	122	—	150	1,212	1,623	—	1,794	15,158	1,745	—	18,697	(5,521)	10/8/2010	2002	42
Secaucus - New York City Area	Secaucus, NJ	(4) (7)	307	20,368	73	—	203	1,599	2,235	—	510	21,967	2,308	—	24,785	(19,659)	10/8/2010	2000	40
Hanover - Parsippany	Whippany, NJ	(4)	3,549	6,181	60	—	112	1,377	1,459	—	3,661	7,558	1,519	—	12,738	(3,649)	10/8/2010	1998	38
Newark - Woodbridge	Woodbridge, NJ	(4)	1,814	9,316	61	—	223	1,513	1,852	—	2,037	10,829	1,913	—	14,779	(4,843)	10/8/2010	1999	39
Las Vegas - East Flamingo	Las Vegas, NV	(4)	1,914	3,649	56	—	164	767	1,660	—	2,078	4,416	1,716	—	8,210	(2,828)	10/8/2010	1998	38
Las Vegas - Midtown	Las Vegas, NV	(4) (7)	1,782	3,495	45	—	100	713	1,412	—	1,882	4,208	1,457	—	7,547	(2,536)	10/8/2010	1998	38
Las Vegas - Valley View	Las Vegas, NV	(4)	2,230	7,604	64	—	212	1,838	2,210	—	2,442	9,442	2,274	—	14,158	(4,767)	10/8/2010	1995	32
Reno - South Meadows	Reno, NV	(4)	1,771	4,821	84	—	88	444	954	—	1,859	5,265	1,038	—	8,162	(2,400)	10/8/2010	2002	42
Albany - SUNY	Albany, NY	(4)	1,246	6,462	47	—	199	1,403	1,543	—	1,445	7,865	1,590	—	10,900	(3,832)	10/8/2010	1996	36
Buffalo - Amherst	Amherst, NY	(4)	665	5,464	43	—	96	714	1,199	—	761	6,178	1,242	—	8,181	(3,044)	10/8/2010	1997	37
Long Island - Bethpage	Bethpage, NY	(4)	4,024	7,727	44	—	212	1,033	1,442	—	4,236	8,760	1,486	—	14,482	(3,759)	10/8/2010	1999	39
Syracuse - Dewitt	East Syracuse, NY	(4)	669	4,692	43	—	235	745	1,216	—	904	5,437	1,259	—	7,600	(3,007)	10/8/2010	1996	(6)
White Plains - Elmsford	Elmsford, NY	(4)	1,124	12,986	74	—	445	2,200	1,710	—	1,569	15,186	1,784	—	18,539	(6,319)	10/8/2010	2000	40
Fishkill - Route 9	Fishkill, NY	(4)	1,616	6,316	47	—	51	1,018	1,500	—	1,667	7,334	1,547	—	10,548	(3,341)	10/8/2010	1998	38
Fishkill - Westage Center	Fishkill, NY	(4)	946	5,653	111	—	92	574	1,135	—	1,038	6,227	1,246	—	8,511	(2,795)	10/8/2010	2004	44
Long Island - Melville	Melville, NY	(4)	7,498	10,315	73	—	145	912	1,375	—	7,643	11,227	1,448	—	20,318	(4,561)	10/8/2010	2000	40
Rochester - Greece	Rochester, NY	(4)	1,005	4,662	45	—	96	983	1,245	—	1,101	5,645	1,290	—	8,036	(2,940)	10/8/2010	1996	36
Rochester - Henrietta	Rochester, NY	(4)	1,061	7,451	45	—	122	906	1,192	—	1,183	8,357	1,237	—	10,777	(3,574)	10/8/2010	1996	36
New York City - LaGuardia Airport	Whitestone, NY	(4)	8,634	14,468	84	—	167	1,026	1,783	—	8,801	15,494	1,867	—	26,162	(5,879)	10/8/2010	2001	41
Columbus - East	Columbus, OH	(4)	1,036	—	29	—	211	613	1,005	—	1,247	613	1,034	—	2,894	(1,191)	10/8/2010	1989	(6)
Columbus - Easton	Columbus, OH	(4)	1,185	4,416	50	—	170	865	986	—	1,355	5,281	1,036	—	7,672	(2,625)	10/8/2010	1999	39
Columbus - North	Columbus, OH	(4)	824	1,251	43	—	226	787	1,238	—	1,050	2,038	1,281	—	4,369	(1,778)	10/8/2010	1997	37
Columbus - Polaris	Columbus, OH	(4)	1,431	5,351	61	—	223	1,101	1,448	—	1,654	6,452	1,509	—	9,615	(3,460)	10/8/2010	1998	39
Columbus - Worthington	Columbus, OH	(4)	781	1,115	36	—	105	706	1,153	—	886	1,821	1,189	—	3,896	(1,504)	10/8/2010	1998	38
Columbus - Dublin	Dublin, OH	(4)	1,329	1,294	38	—	166	585	1,008	—	1,495	1,879	1,046	—	4,420	(1,739)	10/8/2010	1998	38
Columbus - Sawmill Rd.	Dublin, OH	(4)	577	460	28	—	369	1,100	906	—	946	1,560	934	—	3,440	(1,330)	10/8/2010	1990	30
Columbus - Tuttle	Dublin, OH	(4)	863	3,396	50	—	135	795	985	—	998	4,191	1,035	—	6,224	(2,215)	10/8/2010	1998	40
Cincinnati - Fairfield	Fairfield, OH	(4)	459	1,293	28	—	173	667	983	—	632	1,960	1,011	—	3,603	(1,682)	10/8/2010	1989	29
Findlay - Tiffin Avenue	Findlay, OH	(4)	671	2,596	77	—	155	570	970	—	826	3,166	1,047	—	5,039	(1,800)	10/8/2010	1999	43
Toledo - Holland	Holland, OH	(4)	1,002	2,986	45	—	85	886	1,147	—	1,087	3,872	1,192	—	6,151	(2,209)	10/8/2010	1997	37
Toledo - Maumee	Maumee, OH	(4)	912	740	34	—	102	477	916	—	1,014	1,217	950	—	3,181	(1,268)	10/8/2010	1997	27
Cleveland - Beachwood - Orange Place - North	Orange, OH	(4)	1,288	2,514	59	—	136	965	1,433	—	1,424	3,479	1,492	—	6,395	(2,485)	10/8/2010	1999	39
Cincinnati - Springdale - I-275	Springdale, OH	(4)	852	1,843	45	—	86	1,138	1,140	—	938	2,981	1,185	—	5,104	(1,985)	10/8/2010	1996	31
Portland - Beaverton	Beaverton, OR	(4)	3,210	4,410	50	—	133	1,197	1,555	—	3,343	5,607	1,605	—	10,555	(3,328)	10/8/2010	1997	32
Portland - Beaverton - Eider Court	Beaverton, OR	(4)	1,856	5,825	44	—	97	734	1,135	—	1,953	6,559	1,179	—	9,691	(3,047)	10/8/2010	1998	38
Portland - Hillsboro	Hillsboro, OR	(4)	4,174	8,101	63	—	119	1,302	1,459	—	4,293	9,403	1,522	—	15,218	(4,263)	10/8/2010	1998	40
Portland - Gresham	Portland, OR	(4)	2,009	2,822	38	—	408	691	1,159	—	2,417	3,513	1,197	—	7,127	(2,149)	10/8/2010	1998	38

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2020 (Continued)
(dollars in thousands)

							Cost Capitalized Subsequent to				Gross Amount Carried at Close of

			Initial Cost				Acquisition (1)				Period December 31, 2020
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (3)
Portland - Tigard	Tigard, OR	(4)	3,425	4,456	48	—	119	2,034	1,496	—	3,544	6,490	1,544	—	11,578	(3,480)	10/8/2010	1998	33
Philadelphia - Bensalem	Bensalem, PA	(4)	1,408	6,689	38	—	100	864	1,028	—	1,508	7,553	1,066	—	10,127	(3,192)	10/8/2010	1998	38
Allentown - Bethlehem	Bethlehem, PA	(4)	1,054	3,922	96	—	28	654	1,045	—	1,082	4,576	1,141	—	6,799	(2,427)	10/8/2010	2003	43
Pittsburgh - Carnegie	Carnegie, PA	(4)	697	6,689	41	—	153	810	1,011	—	850	7,499	1,052	—	9,401	(3,262)	10/8/2010	1997	37
Philadelphia - Exton	Exton, PA	(4)	2,343	2,198	44	—	160	919	1,004	—	2,503	3,117	1,048	—	6,668	(2,037)	10/8/2010	1999	39
Philadelphia - Horsham - Dresher Rd.	Horsham, PA	(4)	1,691	5,111	49	—	114	1,256	1,441	—	1,805	6,367	1,490	—	9,662	(3,391)	10/8/2010	1998	38
Philadelphia - Horsham - Welsh Rd.	Horsham, PA	(4)	1,815	2,708	68	—	90	883	1,154	—	1,905	3,591	1,222	—	6,718	(2,349)	10/8/2010	2001	41
Philadelphia - King of Prussia	King of Prussia, PA	(4)	2,871	7,293	58	—	189	1,193	1,650	—	3,060	8,486	1,708	—	13,254	(4,051)	10/8/2010	1998	38
Philadelphia - Malvern - Great Valley	Malvern, PA	(4)	1,772	2,699	44	—	89	778	920	—	1,861	3,477	964	—	6,302	(2,065)	10/8/2010	1999	39
Philadelphia - Malvern - Swedesford Rd.	Malvern, PA	(4) (7)	78	4,384	40	—	87	915	981	—	165	5,299	1,021	—	6,485	(3,691)	10/8/2010	1999	39
Pittsburgh - Monroeville	Monroeville, PA	(4)	1,731	10,487	42	—	116	691	963	—	1,847	11,178	1,005	—	14,030	(4,137)	10/8/2010	1999	39
Philadelphia - Airport - Bartram Ave.	Philadelphia, PA	(4)	1,654	7,808	52	—	267	697	1,326	—	1,921	8,505	1,378	—	11,804	(3,720)	10/8/2010	1998	38
Philadelphia - Airport - Tinicum Blvd.	Philadelphia, PA	(4)	1,610	9,057	57	—	184	1,350	1,773	—	1,794	10,407	1,830	—	14,031	(4,743)	10/8/2010	1998	38
Pittsburgh - Airport	Pittsburgh, PA	(4)	806	6,583	53	—	109	755	1,170	—	915	7,338	1,223	—	9,476	(3,259)	10/8/2010	1998	39
Wilkes-Barre - Hwy. 315	Plains Township, PA	(4)	852	3,670	108	—	156	648	773	—	1,008	4,318	881	—	6,207	(2,098)	10/8/2010	2003	43
Philadelphia - Plymouth Meeting	Plymouth Meeting, PA	(4)	1,111	7,505	120	—	78	2,150	1,480	—	1,189	9,655	1,600	—	12,444	(4,164)	10/8/2010	2003	43
Pittsburgh - West Mifflin	West Mifflin, PA	(4)	885	7,893	95	—	282	543	821	—	1,167	8,436	916	—	10,519	(3,201)	10/8/2010	2003	43
Providence - East Providence	East Providence, RI	(4)	1,632	6,713	70	—	106	3,055	1,502	—	1,738	9,768	1,572	—	13,078	(3,181)	10/8/2010	2002	42
Providence - Airport	Warwick, RI	(4)	1,104	2,403	116	—	91	1,011	1,183	—	1,195	3,414	1,299	—	5,908	(2,261)	10/8/2010	1997	44
Providence - Warwick	Warwick, RI	(4)	1,563	4,097	69	—	168	533	1,016	—	1,731	4,630	1,085	—	7,446	(2,452)	10/8/2010	2001	41
Providence - West Warwick	West Warwick, RI	(4)	1,245	5,104	66	—	85	665	978	—	1,330	5,769	1,044	—	8,143	(2,622)	10/8/2010	2001	41
Bluffton - Hilton Head	Bluffton, SC	(4)	—	—	—	—	2,863	9,069	1,505	—	2,863	9,069	1,505	—	13,437	(585)	4/29/2020	2020	40
Columbia - Ft. Jackson	Columbia, SC	(4)	1,397	4,865	44	—	95	777	1,320	—	1,492	5,642	1,364	—	8,498	(2,997)	10/8/2010	1997	32
Columbia - West - Interstate 126	Columbia, SC	(4)	896	2,918	43	—	97	842	1,240	—	993	3,760	1,283	—	6,036	(2,479)	10/8/2010	1996	31
Columbia - West - Stoneridge Dr.	Columbia, SC	(4)	554	1,437	33	—	119	564	1,004	—	673	2,001	1,037	—	3,711	(1,628)	10/8/2010	1995	25
Greenville - Airport	Greenville, SC	(4)	727	3,464	40	—	40	549	1,453	—	767	4,013	1,493	—	6,273	(2,349)	10/8/2010	1996	36
Greenville - Haywood Mall	Greenville, SC	(4)	672	1,082	33	—	100	511	1,105	—	772	1,593	1,138	—	3,503	(1,672)	10/8/2010	1995	25
Greenville - Woodruff Road	Greenville, SC	(4)	2,023	9,105	1,265	—	(5)	148	118	—	2,018	9,253	1,383	—	12,654	(1,022)	9/14/2018	2018	40
Columbia - Northwest/Harbison	Irmo, SC	(4)	816	3,607	59	—	274	881	859	—	927	4,652	1,515	—	7,094	(2,663)	10/8/2010	1999	44
Charleston - Mt. Pleasant	Mt. Pleasant, SC	(4)	1,713	5,571	39	—	93	860	1,203	—	1,806	6,431	1,242	—	9,479	(3,079)	10/8/2010	1998	38
Charleston - Northwoods Blvd.	N. Charleston, SC	(4)	563	2,087	35	—	88	663	1,141	—	651	2,750	1,176	—	4,577	(2,081)	10/8/2010	1996	26
Charleston - Airport	N. Charleston, SC	(4)	1,580	5,652	49	—	118	1,836	1,424	—	1,698	7,488	1,473	—	10,659	(3,475)	10/8/2010	1999	39
Charleston - North Charleston	N. Charleston, SC	(4)	1,124	4,483	46	—	128	1,448	1,324	—	1,252	5,931	1,370	—	8,553	(3,391)	10/8/2010	1996	31
Rock Hill	Rock Hill, SC	(4)	1,397	10,488	1,115	—	73	367	(45)	—	1,470	10,855	1,070	—	13,395	(1,265)	5/30/2018	2018	39
Nashville - Brentwood	Brentwood, TN	(4)	668	1,588	33	—	111	1,045	1,456	—	942	2,469	892	—	4,303	(2,068)	10/8/2010	1990	20

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2020 (Continued)
(dollars in thousands)

							Cost Capitalized Subsequent to				Gross Amount Carried at Close of

			Initial Cost				Acquisition (1)				Period December 31, 2020
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (3)
Nashville - Brentwood - South	Brentwood, TN	(4)	1,271	3,746	44	—	114	863	1,231	—	1,385	4,609	1,275	—	7,269	(2,823)	10/8/2010	1996	31
Chattanooga - Airport	Chattanooga, TN	(4)	1,045	3,840	44	—	72	1,221	1,228	—	1,117	5,061	1,272	—	7,450	(2,713)	10/8/2010	1996	31
Nashville - Franklin - Cool Springs	Franklin, TN	(4)	1,898	3,263	46	—	218	1,622	1,474	—	2,116	4,885	1,520	—	8,521	(2,897)	10/8/2010	1998	33
Knoxville - Cedar Bluff	Knoxville, TN	(4)	768	3,224	36	—	59	811	1,003	—	827	4,035	1,039	—	5,901	(2,244)	10/8/2010	1997	32
Knoxville - West Hills	Knoxville, TN	(4)	570	1,826	29	—	54	561	980	—	624	2,387	1,009	—	4,020	(1,749)	10/8/2010	1990	30
Memphis - Airport	Memphis, TN	(4)	329	1,900	66	—	65	1,189	1,413	—	394	3,089	1,479	—	4,962	(2,366)	10/8/2010	1998	38
Memphis - Apple Tree	Memphis, TN	(4)	1,052	—	29	—	123	1,034	1,048	—	1,175	1,034	1,077	—	3,286	(1,296)	10/8/2010	1990	(6)
Memphis - Cordova	Memphis, TN	(4)	736	1,937	34	—	71	968	1,223	—	807	2,905	1,257	—	4,969	(2,060)	10/8/2010	1996	26
Memphis - Mt. Moriah	Memphis, TN	(4)	827	1,670	45	—	167	1,323	1,301	—	994	2,993	1,346	—	5,333	(2,113)	10/8/2010	1999	39
Memphis - Germantown	Memphis, TN	(4)	1,445	4,416	60	—	113	813	1,438	—	1,558	5,229	1,498	—	8,285	(3,011)	10/8/2010	1999	39
Memphis - Germantown West	Memphis, TN	(4)	849	3,071	42	—	67	760	1,112	—	916	3,831	1,154	—	5,901	(2,239)	10/8/2010	1999	39
Memphis - Wolfchase Galleria	Memphis, TN	(4)	1,137	5,177	75	—	104	869	1,572	—	1,241	6,046	1,647	—	8,934	(3,124)	10/8/2010	1999	41
Nashville - Airport	Nashville, TN	(4)	1,033	3,649	42	—	129	897	1,198	—	1,162	4,546	1,240	—	6,948	(2,664)	10/8/2010	1997	32
Nashville - Airport - Elm Hill Pike	Nashville, TN	(4)	812	1,543	33	—	293	744	941	—	1,105	2,287	974	—	4,366	(1,989)	10/8/2010	1993	23
Nashville - Airport - Music City	Nashville, TN	(4)	2,779	2,379	56	—	129	995	1,600	—	2,908	3,374	1,656	—	7,938	(2,532)	10/8/2010	1997	32
Nashville - Vanderbilt	Nashville, TN	(4)	1,918	9,993	78	—	192	2,319	2,164	—	2,110	12,312	2,242	—	16,664	(4,871)	10/8/2010	2002	42
Austin - Austin Airport	Austin, TX	(4)	—	—	—	—	3,815	7,426	1,585	—	3,815	7,426	1,585	—	12,826	(455)	6/30/2020	2020	40
Austin - Round Rock - South	Austin, TX	(4)	676	3,755	96	—	61	763	1,032	—	737	4,518	1,128	—	6,383	(2,384)	10/8/2010	2003	43
Austin - Arboretum - Capital of Texas Hwy.	Austin, TX	(4)	734	4,455	43	—	91	891	936	—	825	5,346	979	—	7,150	(2,696)	10/8/2010	1999	39
Austin - Arboretum - North	Austin, TX	(4)	1,080	5,322	56	—	128	1,038	1,669	—	1,208	6,360	1,725	—	9,293	(3,621)	10/8/2010	1998	40
Austin - Arboretum - South	Austin, TX	(4)	1,059	2,857	44	—	108	1,225	1,643	—	1,167	4,082	1,687	—	6,936	(3,098)	10/8/2010	1995	30
Austin - Downtown - Town Lake	Austin, TX	(4)	3,043	11,933	58	—	121	1,285	1,793	—	3,164	13,218	1,851	—	18,233	(5,694)	10/8/2010	1998	38
Austin - Metro	Austin, TX	(4)	677	1,768	53	—	100	514	1,080	—	777	2,282	1,133	—	4,192	(1,729)	10/8/2010	1998	41
Austin - North Central	Austin, TX	(4)	1,711	—	58	—	92	1,694	1,814	—	1,803	1,694	1,872	—	5,369	(2,307)	10/8/2010	1998	(6)
Austin - Northwest - Lakeline Mall	Austin, TX	(4)	601	2,842	75	—	143	574	1,254	—	744	3,416	1,329	—	5,489	(2,147)	10/8/2010	2002	42
Austin - Northwest - Research Park	Austin, TX	(4)	1,028	5,422	59	—	171	1,859	1,845	—	1,199	7,281	1,904	—	10,384	(3,910)	10/8/2010	1998	41
Austin - Round Rock - North	Austin, TX	(4)	604	3,676	50	—	175	1,075	1,315	—	779	4,751	1,365	—	6,895	(3,117)	10/8/2010	1998	28
Austin - Southwest	Austin, TX	(4)	4,628	3,811	84	—	74	949	1,161	—	4,702	4,760	1,245	—	10,707	(2,518)	10/8/2010	2002	42
Dallas - Bedford	Bedford, TX	(4)	540	2,600	53	—	115	661	1,156	—	655	3,261	1,209	—	5,125	(2,016)	10/8/2010	1998	41
Dallas - Coit Road	Dallas, TX	(4)	555	1,430	42	—	157	1,121	1,421	—	712	2,551	1,463	—	4,726	(2,297)	10/8/2010	1994	29
Dallas - Frankford Road	Dallas, TX	(4)	891	1,301	131	—	102	2,004	1,733	—	993	3,305	1,864	—	6,162	(3,012)	10/8/2010	2002	42
Dallas - Market Center	Dallas, TX	(4)	748	4,625	71	—	138	871	1,293	—	886	5,496	1,364	—	7,746	(2,732)	10/8/2010	1997	39
Dallas - Farmers Branch	Farmers Branch, TX	(4)	511	1,451	38	—	71	605	1,163	—	582	2,056	1,201	—	3,839	(1,810)	10/8/2010	1998	28
Houston - Galleria - Uptown	Houston, TX	(4)	890	9,696	66	—	65	1,299	1,490	—	955	10,995	1,556	—	13,506	(4,812)	10/8/2010	1998	38
Houston - Galleria - Westheimer	Houston, TX	(4)	729	9,020	45	—	66	894	1,156	—	795	9,914	1,201	—	11,910	(4,089)	10/8/2010	1999	39
Houston - Greenspoint	Houston, TX	(4)	381	840	39	—	171	823	1,286	—	552	1,663	1,325	—	3,540	(1,876)	10/8/2010	1998	28
Houston - Med. Ctr. - Greenway Plaza	Houston, TX	(4)	603	8,266	46	—	136	1,125	1,280	—	739	9,391	1,326	—	11,456	(4,035)	10/8/2010	1998	38
Houston - Katy Frwy - Beltway 8	Houston, TX	(4)	304	2,701	44	—	76	762	1,190	—	380	3,463	1,234	—	5,077	(2,315)	10/8/2010	1999	39

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2020 (Continued)
(dollars in thousands)

							Cost Capitalized Subsequent to				Gross Amount Carried at Close of

			Initial Cost				Acquisition (1)				Period December 31, 2020
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (3)
Houston - Med. Ctr. - NRG Park - Braeswood Blvd.	Houston, TX	(4)	998	10,111	122	—	153	2,149	1,933	—	1,151	12,260	2,055	—	15,466	(5,483)	10/8/2010	1997	38
Houston - Med. Ctr. - NRG Park - Fannin St.	Houston, TX	(4)	1,311	7,833	53	—	168	1,645	1,765	—	1,479	9,478	1,818	—	12,775	(5,219)	10/8/2010	1995	30
Houston - Med. Ctr. - NRG Park - Kirby	Houston, TX	(4)	544	5,470	60	—	123	774	1,177	—	667	6,244	1,237	—	8,148	(2,910)	10/8/2010	1997	39
Houston - NASA - Johnson Space Center	Houston, TX	(4)	535	4,068	44	—	148	1,352	1,237	—	683	5,420	1,281	—	7,384	(2,877)	10/8/2010	1998	38
Houston - Sugar Land	Houston, TX	(4)	1,882	5,904	549	—	10	1,301	1,197	—	1,892	7,205	1,746	—	10,843	(3,494)	12/31/2013	1998	40
Houston - Willowbrook - HWY 249	Houston, TX	(4)	329	3,432	38	—	68	1,192	1,161	—	397	4,624	1,199	—	6,220	(2,545)	10/8/2010	1998	38
Dallas - DFW Airport N.	Irving, TX	(4)	698	1,510	130	—	111	1,174	1,531	—	809	2,684	1,661	—	5,154	(2,450)	10/8/2010	2003	43
Dallas - Las Colinas - Carnaby St.	Irving, TX	(4)	1,220	3,061	51	—	251	1,518	1,342	—	1,471	4,579	1,393	—	7,443	(2,572)	10/8/2010	1996	31
Dallas - Las Colinas - Green Park Dr.	Irving, TX	(4)	875	2,338	98	—	177	1,185	1,278	—	1,052	3,523	1,376	—	5,951	(2,362)	10/8/2010	1998	43
Dallas - Las Colinas - Meadow Creek Dr.	Las Colinas, TX	(4)	844	3,605	84	—	140	529	1,428	—	984	4,134	1,512	—	6,630	(2,572)	10/8/2010	1998	40
Dallas - Lewisville	Lewisville, TX	(4)	564	1,020	38	—	87	1,031	1,044	—	651	2,051	1,082	—	3,784	(1,669)	10/8/2010	1998	38
Dallas - Plano	Plano, TX	(4)	735	4,386	90	—	107	1,509	1,711	—	842	5,895	1,801	—	8,538	(3,455)	10/8/2010	1999	41
Dallas - Richardson	Richardson, TX	(4)	1,014	5,535	144	—	144	1,183	2,273	—	1,158	6,718	2,417	—	10,293	(4,144)	10/8/2010	2002	42
San Antonio - Airport	San Antonio, TX	(4)	1,443	4,710	53	—	75	1,510	1,519	—	1,518	6,220	1,572	—	9,310	(3,396)	10/8/2010	1995	30
San Antonio - Colonnade	San Antonio, TX	(4)	865	5,060	52	—	111	670	1,133	—	976	5,730	1,185	—	7,891	(2,742)	10/8/2010	1998	40
Houston - The Woodlands	Spring, TX	(4)	455	5,700	55	—	94	1,303	1,298	—	549	7,003	1,353	—	8,905	(4,055)	10/8/2010	1998	26
Houston - Stafford	Stafford, TX	(4)	389	1,774	35	—	119	926	1,109	—	508	2,700	1,144	—	4,352	(1,900)	10/8/2010	1997	34
Houston - NASA - Bay Area Blvd.	Webster, TX	(4)	516	5,301	45	—	102	930	1,126	—	618	6,231	1,171	—	8,020	(2,905)	10/8/2010	1997	40
Salt Lake City - Union Park	Midvale, UT	(4)	1,236	4,122	47	—	130	964	1,437	—	1,366	5,086	1,484	—	7,936	(3,060)	10/8/2010	1997	37
Salt Lake City - Sugar House	Salt Lake City, UT	(4)	2,166	7,029	39	—	194	1,089	1,337	—	2,360	8,118	1,376	—	11,854	(4,011)	10/8/2010	1998	33
Salt Lake City - Sandy	Sandy, UT	(4)	977	3,949	45	—	163	1,145	1,302	—	1,140	5,094	1,347	—	7,581	(2,756)	10/8/2010	1998	38
Salt Lake City - West Valley Center	West Valley, UT	(4)	1,183	3,592	43	—	157	672	1,235	—	1,340	4,264	1,278	—	6,882	(2,639)	10/8/2010	1997	37
Washington, D.C. - Alexandria - Landmark	Alexandria, VA	(4)	3,627	10,696	44	—	107	1,141	1,630	—	3,734	11,837	1,674	—	17,245	(4,012)	10/8/2010	1999	39
Washington, DC - Alexandria - Eisenhower Ave.	Alexandria, VA	(4)	5,147	14,424	60	—	75	1,252	1,683	—	5,222	15,676	1,743	—	22,641	(6,014)	10/8/2010	1999	39
Washington, D.C. - Centreville - Manassas	Centreville, VA	(4)	1,542	4,922	105	—	92	787	1,299	—	1,634	5,709	1,404	—	8,747	(2,192)	10/8/2010	2004	44
Washington, D.C. - Chantilly	Chantilly, VA	(4)	2,655	3,015	511	—	198	1,262	845	—	2,853	4,277	1,356	—	8,486	(3,298)	12/13/2012	1998	22
Washington, D.C. - Chantilly - Airport	Chantilly, VA	(4)	1,402	3,390	40	—	41	722	957	—	1,443	4,112	997	—	6,552	(2,354)	10/8/2010	1998	38
Washington, D.C. - Chantilly - Dulles South	Chantilly, VA	(4)	1,166	5,159	46	—	137	643	972	—	1,303	5,802	1,018	—	8,123	(2,646)	10/8/2010	2000	40
Chesapeake - Churchland Blvd.	Chesapeake, VA	(4)	647	2,762	57	—	47	527	1,096	—	694	3,289	1,153	—	5,136	(1,924)	10/8/2010	2001	42
Chesapeake - Crossways Blvd.	Chesapeake, VA	(4)	1,171	4,773	47	—	157	906	1,358	—	1,328	5,679	1,405	—	8,412	(3,283)	10/8/2010	1996	32
Chesapeake - Greenbrier Circle	Chesapeake, VA	(4)	807	5,349	109	—	79	587	982	—	886	5,936	1,091	—	7,913	(2,707)	10/8/2010	2005	44
Washington, D.C. - Fairfax	Fairfax, VA	(4)	1,799	3,734	49	—	136	896	1,111	—	1,935	4,630	1,160	—	7,725	(2,600)	10/8/2010	1999	39
Washington, D.C. - Fairfax - Fair Oaks Mall	Fairfax, VA	(4)	936	5,713	61	—	61	611	1,010	—	997	6,324	1,071	—	8,392	(2,794)	10/8/2010	2000	40

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2020 (Continued)
(dollars in thousands)

							Cost Capitalized Subsequent to				Gross Amount Carried at Close of

			Initial Cost				Acquisition (1)				Period December 31, 2020
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (3)
Washington, D.C. - Fairfax - Fair Oaks	Fairfax, VA	(4)	4,167	4,053	693	—	206	1,044	759	—	4,373	5,097	1,452	—	10,922	(3,718)	12/13/2012	1998	26
Washington, D.C. - Falls Church - Merrifield	Fairfax, VA	(4)	4,389	6,653	910	—	263	1,049	901	—	4,652	7,702	1,811	—	14,165	(3,982)	12/13/2012	1998	33
Richmond - Innsbrook	Glen Allen, VA	(4)	1,069	1,991	45	—	92	648	1,223	—	1,161	2,639	1,268	—	5,068	(2,175)	10/8/2010	1997	27
Richmond - West End - I-64	Glen Allen, VA	(4)	1,999	2,496	501	—	92	794	934	—	2,091	3,290	1,435	—	6,816	(2,951)	12/13/2012	1997	19
Hampton - Coliseum	Hampton, VA	(4)	1,049	2,120	97	—	82	546	1,177	—	1,131	2,666	1,274	—	5,071	(2,058)	10/8/2010	2003	43
Washington, D.C. - Herndon - Dulles	Herndon, VA	(4)	1,159	5,808	150	—	58	370	1,125	—	1,217	6,178	1,275	—	8,670	(2,753)	10/8/2010	2005	45
Lynchburg - University Blvd.	Lynchburg, VA	(4)	1,259	4,899	94	—	104	445	1,094	—	1,363	5,344	1,188	—	7,895	(2,678)	10/8/2010	2003	43
Newport News - I-64 - Jefferson Avenue	Newport News, VA	(4)	982	2,655	34	—	93	589	998	—	1,075	3,244	1,032	—	5,351	(2,204)	10/8/2010	1997	27
Newport News - Oyster Point	Newport News, VA	(4)	688	2,950	44	—	66	897	1,354	—	754	3,847	1,398	—	5,999	(2,404)	10/8/2010	1996	32
Washington, D.C. - Reston	Reston, VA	(4)	5,766	7,250	795	—	194	1,062	1,069	—	5,960	8,312	1,864	—	16,136	(4,048)	12/13/2012	1998	34
North Chesterfield - Arboretum	Richmond, VA	(4)	1,368	3,745	45	—	51	781	1,659	—	1,419	4,526	1,704	—	7,649	(2,620)	10/8/2010	1998	38
Richmond - W. Broad Street - Glenside - North	Richmond, VA	(4)	1,008	4,037	55	—	96	508	1,129	—	1,104	4,545	1,184	—	6,833	(2,207)	10/8/2010	1999	40
Richmond - W. Broad Street - Glenside - South	Richmond, VA	(4)	660	1,677	39	—	94	1,702	1,137	—	754	3,379	1,176	—	5,309	(2,171)	10/8/2010	1997	32
Roanoke - Airport	Roanoke, VA	(4)	844	1,949	35	—	47	710	1,021	—	891	2,659	1,056	—	4,606	(1,684)	10/8/2010	1998	34
Washington, D.C. - Springfield	Springfield, VA	(4)	3,417	15,207	134	—	93	837	1,547	—	3,510	16,044	1,681	—	21,235	(5,350)	10/8/2010	2004	44
Washington, D.C. - Sterling	Sterling, VA	(4)	1,375	5,167	39	—	97	657	986	—	1,472	5,824	1,025	—	8,321	(2,755)	10/8/2010	1998	38
Washington, DC - Sterling - Dulles	Sterling, VA	(4)	4,709	2,618	707	—	250	1,133	880	—	4,959	3,751	1,587	—	10,297	(3,344)	12/13/2012	1998	23
Washington, D.C. - Tysons Corner	Vienna, VA	(4)	3,716	12,425	49	—	86	1,228	1,620	—	3,802	13,653	1,669	—	19,124	(5,217)	10/8/2010	1999	39
Virginia Beach - Independence Blvd.	Virginia Beach, VA	(4)	1,769	6,115	43	—	161	1,074	1,345	—	1,930	7,189	1,388	—	10,507	(3,675)	10/8/2010	1996	31
Seattle - Bellevue - Downtown	Bellevue, WA	(4)	3,672	9,062	55	—	89	2,688	2,356	—	3,761	11,750	2,411	—	17,922	(4,097)	10/8/2010	1998	38
Seattle - Bellevue - Factoria	Bellevue, WA	(4)	2,697	8,912	55	—	103	1,492	1,885	—	2,800	10,404	1,940	—	15,144	(5,178)	10/8/2010	1997	32
Seattle - Redmond	Bellevue, WA	(4)	6,206	16,067	71	—	124	2,409	2,715	—	6,330	18,476	2,786	—	27,592	(6,946)	10/8/2010	1998	33
Seattle - Bothell - West	Bothell, WA	(4)	1,236	5,978	64	—	47	631	904	—	1,283	6,609	968	—	8,860	(2,668)	10/8/2010	2001	41
Seattle - Bothell - Canyon Park	Bothell, WA	(4)	2,266	7,932	57	—	104	1,121	1,222	—	2,370	9,053	1,279	—	12,702	(3,895)	10/8/2010	1998	39
Seattle - Everett - North	Everett, WA	(4)	1,175	6,615	38	—	201	1,021	1,309	—	1,376	7,636	1,347	—	10,359	(3,218)	10/8/2010	1997	37
Seattle - Everett - Silverlake	Everett, WA	(4)	4,008	9,000	54	—	92	824	1,315	—	4,100	9,824	1,369	—	15,293	(3,978)	10/8/2010	1999	40
Seattle - Federal Way	Federal Way, WA	(4)	761	4,918	38	—	205	773	1,096	—	966	5,691	1,134	—	7,791	(2,704)	10/8/2010	1999	39
Tacoma - Fife	Fife, WA	(4)	814	4,397	38	—	85	827	1,109	—	899	5,224	1,147	—	7,270	(2,727)	10/8/2010	1997	37
Seattle - Kent	Kent, WA	(4)	923	3,724	43	—	95	1,133	1,535	—	1,018	4,857	1,578	—	7,453	(2,754)	10/8/2010	1998	38
Seattle - Lynnwood	Lynnwood, WA	(4)	1,829	5,408	41	—	85	1,022	1,247	—	1,914	6,430	1,288	—	9,632	(2,981)	10/8/2010	1998	38
Seattle - Mukilteo	Mukilteo, WA	(4)	1,894	8,893	84	—	96	821	924	—	1,990	9,714	1,008	—	12,712	(3,261)	10/8/2010	2002	42
Seattle - Renton	Renton, WA	(4)	1,714	5,924	62	—	137	1,000	1,730	—	1,851	6,924	1,792	—	10,567	(3,736)	10/8/2010	1998	39
Seattle - Northgate	Seattle, WA	(4)	1,214	8,655	86	—	95	1,013	1,696	—	1,309	9,668	1,782	—	12,759	(3,809)	10/8/2010	2002	42
Tacoma - South	Tacoma, WA	(4)	1,162	6,871	40	—	147	793	1,185	—	1,309	7,664	1,225	—	10,198	(3,344)	10/8/2010	1998	40
Seattle - Southcenter	Tukwila, WA	(4)	1,005	4,129	35	—	76	1,903	1,310	—	1,081	6,032	1,345	—	8,458	(3,177)	10/8/2010	1998	33

Extended Stay America, Inc. and Subsidiaries and ESH Hospitality, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2020 (Continued)
(dollars in thousands)

							Cost Capitalized Subsequent to				Gross Amount Carried at Close of

			Initial Cost				Acquisition (1)				Period December 31, 2020
Description	Location		Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Land and Improvements	Building and Improvements	FF&E	Development in Process	Total (2)	Accumulated Depreciation	Date Acquired	Date of Construction	Depreciable Lives (Years) (3)
Seattle - Tukwila	Tukwila, WA	(4)	1,056	4,724	38	—	73	1,000	1,061	—	1,129	5,724	1,099	—	7,952	(2,862)	10/8/2010	1997	32
Olympia - Tumwater	Tumwater, WA	(4)	1,428	5,495	70	—	109	750	1,203	—	1,537	6,245	1,273	—	9,055	(2,819)	10/8/2010	2001	41
Portland - Vancouver	Vancouver, WA	(4)	1,122	5,671	42	—	163	822	1,252	—	1,285	6,493	1,294	—	9,072	(3,119)	10/8/2010	1997	37
Appleton - Fox Cities	Appleton, WI	(4)	1,129	3,042	39	—	150	601	1,024	—	1,279	3,643	1,063	—	5,985	(2,170)	10/8/2010	1997	37
Milwaukee - Brookfield	Brookfield, WI	(4)	2,579	5,647	49	—	58	1,195	1,388	—	2,637	6,842	1,437	—	10,916	(3,389)	10/8/2010	1998	38
Madison - Junction Court	Madison, WI	(4)	1,197	2,790	39	—	107	661	960	—	1,304	3,451	999	—	5,754	(2,035)	10/8/2010	1998	38
Madison - Old Sauk Rd.	Madison, WI	(4)	1,332	2,506	46	—	149	572	956	—	1,481	3,078	1,002	—	5,561	(1,914)	10/8/2010	1998	39
Milwaukee - Waukesha	Waukesha, WI	(4)	1,311	3,215	44	—	116	902	1,131	—	1,427	4,117	1,175	—	6,719	(2,413)	10/8/2010	1997	37
Milwaukee - Wauwatosa	Wauwatosa, WI	(4)	1,732	5,151	44	—	104	711	1,368	—	1,836	5,862	1,412	—	9,110	(2,953)	10/8/2010	1997	41
Land Available for Development	Bloomington, MN	(4)	1,821	—	—	—	(821)	—	—	—	1,000	—	—	—	1,000	—	10/8/2010
Development in Process		(8)	—	—	—	—	—	—	—	46,488	—	—	—	46,488	46,488	—	various

ESH Hospitality, Inc. and Subsidiaries, Investment In Real Estate			$1,147,766	$2,310,240	$45,198	$—	$102,041	$604,443	$745,386	$46,496	$1,249,807	$2,914,683	$790,584	$46,496	$5,001,570	$(1,540,358)

Impairment charges (5)	Various		—	—	—		(2,366)	(35,745)	(7,170)		(2,366)	(35,745)	(7,170)	—	(45,281)	22,122
Management Business	Charlotte, NC		—	—	—		—	2,917	28,735		—	2,917	28,735		31,652	(23,750)	9/1/2011

Extended Stay America, Inc. and Subsidiaries, Investment in Real Estate			$1,147,766	$2,310,240	$45,198	$—	$99,675	$571,615	$766,951	$46,496	$1,247,441	$2,881,855	$812,149	$46,496	$4,987,941	$(1,541,986)

(1)Costs capitalized subsequent to acquisition are presented net of disposals and impairment charges.
(2)The aggregate cost for federal income tax purposes as of December 31, 2020 for Extended Stay America, Inc. and ESH Hospitality, Inc. was $5,015,299 and $4,987,087, respectively.
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
(6)The majority of the depreciable real estate at this property consists of furniture, fixtures and equipment, which have estimated useful lives that range between 1 and 10 years.
(7)Land is subject to ground lease.
(8)Includes 8 sites in various stages of development or construction.

Extended Stay America, Inc. and Subsidiaries and
ESH Hospitality, Inc. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation
(in thousands)
A summary of activity of investment in real estate and accumulated depreciation is as follows:
The Company’s changes in investment in real estate for the years ended December 31, 2020, 2019 and 2018 were as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Balance, beginning of the period	$4,867,499	$4,671,737	$4,895,933
Additions during period:
Capital expenditures	192,731	251,158	196,545
Acquisitions	—	10,136	12,729
Deductions during period:
Dispositions and other	71,194	62,853	389,870
Impairment	1,095	2,679	43,600
Balance, end of period	$4,987,941	$4,867,499	$4,671,737
The Company’s changes in accumulated depreciation for the years ended December 31, 2020, 2019 and 2018 were as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Balance, beginning of the period	$1,373,950	$1,218,105	$1,142,799
Additions during period:
Depreciation	203,421	195,342	207,953
Deductions during period:
Dispositions and other	35,385	39,497	132,647
Balance, end of period	$1,541,986	$1,373,950	$1,218,105
ESH REIT’s changes in investment in real estate for the years ended December 31, 2020, 2019 and 2018 were as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Balance, beginning of the period	$4,878,615	$4,683,544	$4,918,804
Additions during period:
Capital expenditures	188,072	244,747	191,099
Acquisitions	—	10,136	12,733
Deductions during period:
Dispositions and other	64,442	59,812	439,092
Impairment	675	—	—
Balance, end of period	$5,001,570	$4,878,615	$4,683,544
ESH REIT’s changes in accumulated depreciation for the years ended December 31, 2020, 2019 and 2018 were as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Balance, beginning of the period	$1,372,595	$1,215,899	$1,143,164
Additions during period:
Depreciation	201,012	193,081	207,278
Deductions during period:
Dispositions and other	33,249	36,385	134,543
Balance, end of period	$1,540,358	$1,372,595	$1,215,899

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Controls and Procedures (Extended Stay America, Inc.)
Disclosure Controls and Procedures
As of December 31, 2020, Extended Stay America, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of Extended Stay America, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of Extended Stay America, Inc. concluded that the disclosure controls and procedures of Extended Stay America, Inc. were effective to ensure that information required to be disclosed in the reports that Extended Stay America, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of Extended Stay America, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in Extended Stay America, Inc.’s internal control over financial reporting that occurred during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, Extended Stay America, Inc.’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The management of Extended Stay America, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The management of Extended Stay America, Inc., under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of its internal control over financial reporting for Extended Stay America, Inc. as of December 31, 2020. The assessment was performed using the criteria for effective internal control reflected in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on the assessment of the system of internal control for Extended Stay America, Inc., management of Extended Stay America, Inc. determined that as of December 31, 2020, internal control over financial reporting of Extended Stay America, Inc. was effective.
Deloitte & Touche LLP, the independent registered public accounting firm that has audited the consolidated financial statements of Extended Stay America, Inc. included in this combined annual report on Form 10-K, has issued an attestation report on Extended Stay America, Inc.’s internal control over financial reporting as of December 31, 2020. The report appears in this Item 9A of this combined annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Extended Stay America, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Extended Stay America, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 25, 2021, expressed an unqualified opinion on those financial statements.
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
February 25, 2021

Controls and Procedures (ESH Hospitality, Inc.)
Disclosure Controls and Procedures
As of December 31, 2020, ESH Hospitality, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of ESH Hospitality, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of ESH Hospitality, Inc. concluded that the disclosure controls and procedures of ESH Hospitality, Inc. were effective to ensure that information required to be disclosed in the reports that ESH Hospitality, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of ESH Hospitality, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in ESH Hospitality, Inc.’s internal control over financial reporting that occurred during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, ESH Hospitality, Inc.’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The management of ESH Hospitality, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The management of ESH Hospitality, Inc., under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of its internal control over financial reporting for ESH Hospitality, Inc. as of December 31, 2020. The assessment was performed using the criteria for effective internal control reflected in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on the assessment of the system of internal control for ESH Hospitality, Inc., management of ESH Hospitality, Inc. determined that as of December 31, 2020, internal control over financial reporting of ESH Hospitality, Inc. was effective.
Deloitte & Touche LLP, the independent registered public accounting firm that has audited the consolidated financial statements of ESH Hospitality, Inc. included in this combined annual report on Form 10-K, has issued an attestation report on ESH Hospitality, Inc.’s internal control over financial reporting as of December 31, 2020. The report appears in this Item 9A of this combined annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of ESH Hospitality, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of ESH Hospitality, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 25, 2021, expressed an unqualified opinion on those financial statements.
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
February 25, 2021

Item 9B.    Other Information
None.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance
The information regarding our directors and nominees for director required by Item 401 of Regulation S-K will be included under the headings “Proposal 1—Election of Directors” in the Proxy Statements for each of the Corporation and ESH REIT, each to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020, prepared for the solicitation of proxies in connection with our Annual Meetings of Shareholders to be held May 26, 2021 (“Proxy Statements”), which information is incorporated by reference herein.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2020 with respect to the Paired Shares that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	1,362,129	(1)	—	4,774,766	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	1,362,129	(1)	—	4,774,766	(2)
________________________

(1)Includes 1,320,843 Paired Shares underlying restricted stock unit awards made under the amended and restated Extended Stay America, Inc. Long-Term Incentive Plan, assuming, as applicable, 100% vesting based on achievement of certain market-based conditions, and 41,286 Paired Shares underlying restricted stock unit awards made under the amended and restated ESH Hospitality, Inc. Long-Term Incentive Plan.
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

PART IV
Item 15.        Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
See “Item 8—Financial Statements and Supplementary Data.”
(a)(2) Financial Statement Schedules
See “Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2020” included in Item 8 of this combined annual report on Form 10-K.
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

10.1
Amended and Restated Management Agreement, dated as of August 30, 2016, between ESA P Portfolio Operating Lessee LLC, Lessee, and ESA Management, LLC, Manager, (filed as Exhibit 10.4 to the Registrants’ Quarterly Report on Form 10-Q (File No. 001-36190) filed October 25, 2016, and incorporated herein by reference).

10.1.1
First Amendment, dated as of May 30, 2018, to Amended and Restated Management Agreement, dated as of August 30, 2016, between ESA P Portfolio Operating Lessee LLC, as Lessee, and ESA Management, LLC, as Manager (filed as Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q (File No. 001-36190) filed July 25, 2018, and incorporated herein by reference).

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

10.9†
Amended and Restated Extended Stay America, Inc. Long-Term Incentive Plan (filed as Annex A to Extended Stay America, Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 001-36190) filed April 21, 2015, and incorporated herein by reference).

Exhibit Number	Description

10.10†
Amended and Restated ESH Hospitality, Inc. Long-Term Incentive Plan (filed as Annex A to ESH Hospitality, Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 001-36190) filed April 21, 2015, and incorporated herein by reference).

10.11
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

10.12
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

10.14.1
First Amendment, dated as of September 18, 2019 to the Credit Agreement, dated as of August 30, 2016 among Extended Stay America, Inc., certain wholly-owned subsidiaries of Extended Stay America, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent (filed as Exhibit 10.2 to the Registrants' Current Report on Form 8-K (File No. 001-36190) filed September 20, 2019, and incorporated herein by reference).

10.15
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

10.15.1
First Amendment, dated as of March 1, 2017, to the Credit Agreement, dated as of August 30, 2016, by and among ESH Hospitality, Inc., as Borrower, the guarantors party thereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent, Collateral Agent and L/C Issuer, and the other lenders party thereto from time to time (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 01-36190) filed March 3, 2017, and incorporated by reference herein).

10.15.2
Second Amendment, dated as of November 21, 2017, to the Credit Agreement, dated as of August 30, 2016, by and among ESH Hospitality, Inc., as Borrower, the guarantors party thereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent, Collateral Agent and L/C Issuer, and the other lenders party thereto from time to time (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 01-36190) filed November 21, 2017, and incorporated by reference herein).

10.15.3
Third Amendment, dated as of May 22, 2018, to the Credit Agreement, dated as of August 30, 2016, by and among ESH Hospitality, Inc., the guarantors party thereto from time to time, the lenders party thereto from time to time and Deutsche Bank AG New York Branch, as administrative agent (filed as Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q (File No. 01-36190) filed July 25, 2018, and incorporated by reference herein).

10.15.4
Fourth Amendment, dated as of September 18, 2019, to the Credit Agreement, August 30, 2016, among ESH Hospitality Inc., certain wholly-owned subsidiaries of ESH Hospitality, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed September 20, 2019, and incorporated herein by reference).

10.16
Credit Agreement, dated as of August 30, 2016, by and among ESH Hospitality, Inc., as Borrower, the guarantors party thereto from time to time and Extended Stay America, Inc., as Lender (filed as Exhibit 10.3 to the Registrants’ Current Report on Form 8-K (File No. 01-36190) filed September 1, 2016, and incorporated by reference herein).

Exhibit Number	Description

10.16.1
First Amendment, dated as of September 18, 2019, to the Credit Agreement, dated as of August 30, 2016, by and among ESH Hospitality, Inc., certain wholly-owned subsidiaries of ESH Hospitality, Inc. and Extended Stay America, Inc., as the lender (filed as Exhibit 10.3 to the Registrants' Current Report on Form 8-K (Filed No. 001-36190) filed September 20, 2019, and incorporated herein by reference).

10.16.2
Second Amendment, dated as of May 6, 2020, to the Credit Agreement, dated as of August 30, 2016, by and among ESH Hospitality, Inc., certain wholly-owned subsidiaries of ESH Hospitality, Inc. and Extended Stay America, Inc., as the lender (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36190) filed May 8, 2020, and incorporated by reference herein)

10.17
Credit Agreement, dated as of July 2, 2020, between Extended Stay America, Inc., as borrower, and ESH Hospitality, Inc., as lender (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36190) filed July 6, 2020, and incorporated by reference herein).

\
10.18
Form of Indemnification Agreement between Extended Stay America, Inc. and Directors and Executive Officers (filed as Exhibit 10.27 to the Registrants’ Amendment No. 8 to Registration Statement on Form S-1 (File No. 333-190052) filed November 8, 2013, and incorporated herein by reference).

10.19
Form of Indemnification Agreement between ESH Hospitality, Inc. and Directors and Executive Officers (filed as Exhibit 10.28 to the Registrants’ Amendment No. 8 to Registration Statement on Form S-1 (File No. 333-190052) filed November 8, 2013, and incorporated herein by reference).

10.20†
Extended Stay America, Inc. Executive Severance Plan, adopted June 19, 2014 (file as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed June 23, 2014, and incorporated herein by reference).

10.21†
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

10.24†
Form of Amended and Restated Extended Stay America, Inc. Long-Term Incentive Plan Restricted Stock Unit Agreement (Time-Vesting) for Directors (filed as Exhibit 10.6 to the Registrants’ Quarterly Report on Form 10-Q (File No. 001-36190) filed on July 30, 2015, and incorporated herein by reference).

10.25†
Form of Amended and Restated Extended Stay America, Inc. Long-Term Incentive Plan Restricted Stock Unit Agreement (Time-Vesting & TSR Performance- Vesting) for Directors (filed as Exhibit 10.1 to the Registrants' Current Report on Form 8-K (File No. 001-36190) filed March 1, 2018, and incorporated by reference herein.)

10.26†
Extended Stay America, Inc. Annual Incentive Plan (filed as Annex B to Extended Stay America, Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 001-36190) filed April 21, 2015, and incorporated herein by reference).

10.27†
ESA Management, LLC Deferred Compensation Plan, effective June 9, 2016 (filed as Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q (File No. 001-36190) filed July 28, 2016, and incorporated herein by reference).

Exhibit Number	Description

10.28†
Separation Agreement between Extended Stay America, Inc. and M. Thomas Buoy, dated as of August 9, 2019 (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36190) filed August 9, 2019, and incorporated herein by reference).

10.29†
Offer Letter between Extended Stay America, Inc., ESH Hospitality, Inc. and Bruce N. Haase effective as of November 22, 2019 (filed as Exhibit 10.2 to the Registrants’ Current Report on Form 8-K (File No. 01-36190) filed November 22, 2019, and incorporated by reference herein).

10.29.1†
Letter Agreement between Extended Stay America, Inc., ESH Hospitality, Inc. and Bruce N. Haase effective as of January 1, 2021 (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (Filed No. 01-36190) filed February 9, 2021, and incorporated by reference herein)

10.30†
Offer Letter between Extended Stay America, Inc. and Randy Fox, effective as of November 22, 2019 (filed as Exhibit 10.32 to the Registrant's Annual Report on Form 10-K (File No. 001-36190) filed February 26, 2020, and incorporated herein by reference).

10.31†
Offer Letter between Extended Stay America, Inc. and Kelly Poling, effective as of January 13, 2020 (filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K (File No. 001-36190) filed February 26, 2020, and incorporated herein by reference).

10.32†
Separation Agreement between Extended Stay America, Inc., ESH Hospitality, Inc. and Brian Nicholson, dated as of September 10, 2020 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36190) filed September 11, 2020, and incorporated herein by reference).

10.33†
Offer Letter by and between Extended Stay America, Inc., ESH Hospitality, Inc. and David Clarkson dated as of September 10, 2020 (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-36190) filed September 11, 2020, and incorporated herein by reference).

10.34†
Offer Letter of Continued Employment between Extended Stay America, Inc., ESH Hospitality, Inc. and Bruce N. Haase effective as of January 1, 2021 (filed as Exhibit 10.1 to the Registrants’ Current Report on Form 8-K (File No. 01-36190) filed February 9, 2021, and incorporated by reference herein).

21.1*	List of Subsidiaries of Extended Stay America, Inc.

23.1*	Consent of Deloitte & Touche LLP for Extended Stay America, Inc.

23.2*	Consent of Deloitte & Touche LLP for ESH Hospitality, Inc.

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

Exhibit Number	Description

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interact Data File (embedded within the Inline XBRL document).
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
Date: February 25, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE N. HAASE	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2021
Bruce N. Haase

/s/ DAVID A. CLARKSON	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2021
David A. Clarkson

/s/ DOUGLAS G. GEOGA	Director	February 25, 2021
Douglas G. Geoga

/s/ KAPILA K. ANAND	Director	February 25, 2021
Kapila K. Anand

/s/ JODIE W. MCLEAN	Director	February 25, 2021
Jodie W. McLean

/s/ THOMAS F. O’TOOLE	Director	February 25, 2021
Thomas F. O’Toole

/s/ RICHARD F. WALLMAN	Director	February 25, 2021
Richard F. Wallman

/s/ ELLEN KESZLER	Director	February 25, 2021
Ellen Keszler

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESH HOSPITALITY, INC.

By:	/s/ BRUCE N. HAASE
Bruce N. Haase
Chief Executive Officer
Date: February 25, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE N. HAASE	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2021
Bruce N. Haase

/s/ DAVID A. CLARKSON	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2021
David A. Clarkson

/S/ DOUGLAS G. GEOGA	Director	February 25, 2021
Douglas G. Geoga

/s/ KAPILA K. ANAND	Director	February 25, 2021
Kapila K. Anand

/s/ NEIL T. BROWN	Director	February 25, 2021
Neil T. Brown

/s/ STEVEN E. KENT	Director	February 25, 2021
Steven E. Kent

/s/ LISA PALMER	Director	February 25, 2021
Lisa Palmer

/s/ SIMON M. TURNER	Director	February 25, 2021
Simon M. Turner