Form 10-K/A
period 2020-12-31
Extended Stay America, Inc.; ESH Hospitality, Inc.
filed 2021-04-30
CIK 1581164, 1507563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K/A
Amendment No. 1

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
As of April 15, 2021, Extended Stay America, Inc. had 177,730,773 shares of common stock outstanding and ESH Hospitality, Inc. had 250,493,583 shares of Class A common stock and 177,730,773 shares of Class B common stock outstanding.

EXPLANATORY NOTE
This combined Amendment No. 1 on Form
10-K/A
to the annual report on Form
10-K
is filed by Extended Stay America, Inc., a Delaware corporation (the “Corporation”), and its controlled subsidiary, ESH Hospitality, Inc., a Delaware corporation (“ESH REIT”). Unless otherwise indicated or the context requires, the terms the “Company,” “Extended Stay,” “Extended Stay America,” “we,” “our” and “us” refer to the Corporation, ESH REIT and their subsidiaries considered as a single enterprise.
The Company filed its combined Annual Report on Form
10-K
for the fiscal year ended December 31, 2020 (the “2020 Form
10-K”)
on February 25, 2020. In reliance upon and as permitted by Instruction G(3) to Form
10-K,
the Company is filing this Amendment No. 1 on Form
10-K/A
in order to include in the 2020 Form
10-K
the Part III information not previously included in the 2020 Form
10-K.
Except where explicitly stated herein, this Amendment No. 1 on Form
10-K/A
does not reflect events occurring after the filing of the 2020 Form
10-K
and, unless otherwise noted herein, does not modify or update the 2020 Form
10-K
other than with regards to the inclusion of Part III information. Accordingly, this Amendment No. 1 on Form
10-K/A
should be read in conjunction with the 2020 Form
10-K
and the Company’s other filings with the SEC.
This combined report includes separate Exhibit 31 and 32 certifications for each of the Corporation and ESH REIT in order to establish that the Chief Executive Officer and the Chief Financial Officer of each registrant has made the requisite certifications and that the Corporation and ESH REIT are compliant with Rule
13a-15
or Rule
15d-15
of the Exchange Act and 18 U.S.C. §1350.

i

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors
This section contains information about the members of the board of directors of each of the Corporation and ESH REIT (each, a “Board”). The following table summarizes information about the Corporation’s and ESH REIT’s directors as of April 15, 2021. Detailed biographies of each director follow.

Name	Age	Audit Committee	Compensation Committee	Nominating and ESG Committee	Independent
The Corporation
Bruce N. Haase, President and Chief Executive Officer	60
Douglas G. Georga, Board Chair	65				✓
Kapila K. Anand	67		Chair		✓
Ellen Keszler	58	Member*		Member	✓
Jodie W. McLean	52	Member*	Member		✓
Thomas F. O’Toole	62		Member	Chair	✓
Richard F. Wallman	70	Chair*		Member	✓
ESH REIT
Bruce N. Haase, President and Chief Executive Officer	60
Douglas G. Georga, Board Chair	65				✓
Kapila K. Anand	67	Chair*		Member	✓
Neil T. Brown	64		Member	Member	✓
Steven E. Kent	58	Member*		Chair	✓
Lisa Palmer	53	Member*	Chair		✓
Simon M. Turner	59		Member		✓

* Audit	Committee financial expert
As indicated above, Mr. Haase, Mr. Geoga, and Ms. Anand sit on both the Board of the Corporation and the Board of ESH REIT. Under the Corporation’s Corporate Governance Guidelines (as defined below), service on the Corporation’s Board and the Board of ESH REIT constitute a single directorship for purposes of overboarding calculations.
Director Biographies
The Boards of each of the Corporation and ESH REIT have affirmatively determined that each of the directors other than Mr. Haase is “independent” under the rules of the Securities & Exchange Commission (“SEC”) and the Nasdaq Global Select Market (“Nasdaq”) and that each member of their respective audit committees qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation
S-K.

Bruce N. Haase
. Mr. Haase has been the President, Chief Executive Officer and a director of the Corporation since November 2019. Mr. Haase has also served as President and Chief Executive Officer of ESH REIT since November 2019 and as director of ESH REIT since April 2018. From 2014 to 2016, Mr. Haase was the Chief Executive Officer of WoodSpring Hotels, LLC, a leading economy extended stay lodging brand. Mr. Haase led the design, launch and franchising of the WoodSpring Suites brand, including the conversion of properties from the company’s Value Place brand. Mr. Haase previously served in a series of executive positions with Choice Hotels International, Inc. including Executive Vice President, Global Brands, Marketing & Operations (from 2008 to 2012), Senior Vice President, Domestic Brand Operations & International Division (from 2007 to 2008), Senior Vice President, International Division (from 2000 to 2007), and Vice President, Finance & Treasurer (in 2000). Prior to joining Choice, Mr. Haase held a series of positions with The Ryland Group, Inc., Caterair International Corporation, Marriott Corporation, and Goldman, Sachs & Company.
Mr. Haase brings valuable extended stay lodging, operations, strategic planning, franchise and brand development experience to our Board. As the only executive of the Corporation to serve on the Board, Mr. Haase also contributes a level of understanding of the Corporation not easily attainable by an outside director.
Douglas G. Geoga
. Mr. Geoga has served as Chair of the Board of the Corporation since July 2013 and as Chair of the Board of ESH REIT since November 2013. Mr. Geoga served as a non-voting
member and the
Non-Executive
Chair of our predecessor entities, ESH Hospitality Holdings LLC (“Holdings”) and ESH Strategies Holdings LLC (“Strategies Holdings”), from October 2010 to November 2013. Mr. Geoga is President and Chief Executive Officer of Salt Creek Hospitality, LLC, a privately-held firm engaged in making investments in the hospitality industry and providing related advisory services. Mr. Geoga also serves as a consultant to Atlantica Investment Holdings Limited, which through affiliated companies is the second largest manager of hotels in Brazil. Since 2002, Mr. Geoga has served as principal of Geoga Group, LLC, an investment and advisory consulting firm focused primarily on the hospitality industry. Until July 2006, Mr. Geoga’s primary occupation was serving as the President of Global Hyatt Corporation and as the President of Hyatt Corporation and the President of AIC Holding Co., the parent corporation of Hyatt International Corporation, then both privately-held subsidiaries of Global Hyatt Corporation which collectively operated the Hyatt chain of hotels throughout the world. In addition, from 2000 through 2005, Mr. Geoga served as President of Hospitality Investment Fund, LLC, a privately-held firm which was engaged in making investments in lodging and hospitality companies and projects. Mr. Georga previously served on the board of Kemper Corporation, including its Audit and Investment committees.
Mr. Geoga’s history as President of Hyatt Corporation, a global leader in its industry, as well as his extensive experience in lodging, operations, real estate development, finance, marketing, branding, corporate governance, as well as private business investment, brings to the Board the perspective of both an operating executive and one who is sophisticated in corporate investments and finance.
Kapila K. Anand
. Ms. Anand has served as a director of the Corporation since July 2016 and as a director of ESH REIT since May 2017. Ms. Anand served as an audit partner and later an advisory partner at KPMG LLP from 1989 until her retirement in March 2016. Ms. Anand joined KPMG LLP in 1979 and served in a variety of roles in addition to her role as a partner, including the National
Partner-in-Charge,
Public Policy Business Initiatives (from 2008 to 2013) and segment leader for the Travel, Leisure, and Hospitality industry and member of the Global Real Estate Steering Committee (each from 2013 to 2016). Ms. Anand serves on the boards of Omega Healthcare Investors, Inc. and Elanco Animal Health Inc., and is a member of each Audit Committee. Ms. Anand also serves on the board of Rush University Medical Center and is the Chair Emeritus of the Women Corporate Directors Education and Development Foundation, each of which are not-for
profit organizations. Ms. Anand previously served on the boards of KPMG LLP—Americas, KPMG LLP—U.S. and Franciscan Ministries. Ms. Anand was also the Chair of the KPMG Foundation and Chicago Network.
Ms. Anand’s extensive experience serving a diverse group of real estate, gaming, private equity and hospitality clients on numerous audit and advisory projects, including strategic planning, construction and development risk assessments, enterprise risk management, internal controls and corporate governance, brings to the Board a significant understanding of the financial, lodging, real estate and corporate governance issues and risks that affect the Corporation and ESH REIT.
Ellen Keszler
. Ms. Keszler has served as a director of the Corporation since February 2018. Ms. Keszler has served as the President and Chief Executive Officer of Clear Sky Associates, a management and strategy consulting firm focused on the technology and travel industries, since 2008. Previously, Ms. Keszler served as President of Travelocity Business from 2003 to 2007. From 2000 to 2003, Ms. Keszler served as Senior Vice President—North American Division of Sabre Travel Network. From 1987 to 2000, Ms. Keszler held various finance roles at Sabre Holdings, American Airlines and JCPenney. These functions included financial planning, strategic analysis, treasury, mergers and acquisitions, and financial operations. Additionally, she serves as an advisor to numerous travel technology startup companies. Ms. Keszler previously served on the board of PROS Holdings, Inc., and was a member of the company’s Audit Committee and Nominating and Corporate Governance Committee. Ms. Keszler also served on the board of North Texas Public Broadcasting, and was the company’s Finance Committee chair.
Ms. Keszler’s extensive experience in technology, revenue management, customer engagement, distribution, technology, travel and tourism and finance brings to the Board a significant understanding of issues and risks that affect the Corporation.

Jodie W. McLean
. Ms. McLean has served as a director of the Corporation since June 2017. Ms. McLean has served as the Chief Executive Officer of EDENS, a private commercial real estate company that develops, owns, and operates retail community shopping centers in primary markets across the country, since 2015. She joined EDENS in 1990 and has held various positions including Chief Investment Officer from 1997 to 2015 and also President from 2002 to 2015. Ms. McLean serves on the board of International Council of Shopping Centers, Wofford College, Urban Land Institute, Cushman & Wakefield plc and Federal Reserve Bank of Richmond.
Ms. McLean’s extensive experience in consumer retail trends, customer engagement, real estate and investments brings to the Board a significant understanding of issues and risks that affect the Corporation.
Thomas F. O’Toole
. Mr. O’Toole has served as a director of the Corporation since May 2017. Since May 2020, he has held the positon of Associate Dean of Executive Education and Clinical Professor of Marketing, at the Kellogg School of Management of Northwestern University. From September 2018 he held the position of Executive Director of the Program for Data Analytics and Clinical Professor of Marketing at the Kellogg. He held the position of Senior Fellow and Clinical Professor of Marketing at Kellogg from November 2016 to September 2018. He has also served as a Senior Advisor to McKinsey & Company since January 2017.
Mr. O’Toole served as Chief Marketing Officer and Senior Vice President of United Airlines from January 2015 to December 2016, and President of MileagePlus Holdings, LLC from April 2012 to December 2016, of United Continental Airlines, Inc., a global air carrier. Mr. O’Toole joined United Airlines in 2010, serving as Senior Vice President, Marketing and Loyalty from 2012 to 2015, Chief Operating Officer of Mileage Plus Holdings, LLC from 2010 to 2012 and Chief Marketing Officer in 2010. At United Airlines, he was responsible for brand development, marketing, ancillary revenue, ecommerce, digital channels, loyalty, co-brand
credit cards, customer data analytics and related functions. Prior to that, he served as an advisor with Diamond Management & Technology Consultants, a management and technology consulting firm, from 2009 to 2010. Mr. O’Toole served in various positions of increasing responsibility at Hyatt Hotels Corporation from 1995 to 2008, including as Chief Marketing Officer and Chief Information Officer from 2006 to 2008. Mr. O’Toole serves on the board of Allianet Energy Corporation. Mr. O’Toole previously served on the boards of Pegasus Solutions, LLC and LSC Communications, LLC.
Mr. O’Toole’s extensive travel and lodging industry, revenue strategy, distribution, customer data analytics, customer loyalty, branding, information systems, hospitality and marketing experience in
C-level
positions brings to the Board a broad and deep understanding of the commercial, operational and strategic imperatives of running a large scale corporation in the travel industry and hospitality category.
Richard F. Wallman
. Mr. Wallman has served as a director of the Corporation since July 2013 and as a director of ESH REIT from November 2013 to May 2016. He previously served as a non-voting
member of the board of managers of Holdings and Strategies Holdings from May 2012 to November 2013. Mr. Wallman served as the Chief Financial Officer and Senior Vice President of Honeywell International Inc., a provider of diversified industrial technology and manufacturing products, and its predecessor AlliedSignal, from March 1995 until his retirement in July 2003. Mr. Wallman has also served in senior financial positions with IBM and Chrysler Corporation.
Mr. Wallman’s extensive financial and accounting background brings to the Board a significant understanding of the financial issues and risks that affect the Corporation. Mr. Wallman also serves on the boards of other diverse publicly held companies including Roper Industries. Inc., Charles River Laboratories International, Inc. and SmileDirect Club, Inc., in which he serves on the Audit Committee and Compensation Committee. Mr. Wallman previously served on the boards of Wright Medical and Convergys Corporation. This current and prior board experience gives him a multi-industry perspective and exposure to developments and issues that impact the management and operations of a large scale corporation.
Neil T. Brown
. Mr. Brown has served as a director of ESH REIT since May 2017. He is the Founder and Chief Executive Officer of ArchCo Residential LLC, a multifamily development company active in select markets across the United States which he established in March 2013. From September 2010 to February 2013, Mr. Brown served as Chief Development Officer of Archstone, a former developer of apartment communities in the United States. He also served on Archstone’s Executive Committee and on its Investment Committee. Prior to joining Archstone in 1996, he started the Florida regional office of JPI, a real estate development and investment management company, and served as its Regional Vice President and Regional Partner. Prior to JPI, Mr. Brown was a Partner with Trammell Crow Residential, a multifamily real estate developer. Mr. Brown served in the United States Army for four years, attaining the rank of Captain.
As an experienced real estate executive with expertise in development and real estate investment, Mr. Brown brings critical knowledge of the processes, strategies, executive management and risks involved in real estate development and investment.

Steven E. Kent
. Mr. Kent has served as a director of ESH REIT since May 2017. Mr. Kent founded Brewster Bay Advisors, LLC in 2016, to act as a thought partner and advisor to board members, CEOs, CFOs, and heads of corporate development in regard to capital markets. In January 2017, Mr. Kent joined the faculty at the NYU School of Professional Studies, Jonathan M. Tisch Center for Hospitality and Tourism as Director of Industry Relations and as a Visiting Clinical Assistant Professor. He also joined the adjunct faculty at Boston University School of Hospitality. Prior to that, Mr. Kent served in a variety of positions with Goldman, Sachs & Co. Inc., including as founder of the firm’s Global Hospitality Investment Research Practice in 1993, Managing Director in the Leisure & Hospitality Group (from 2003 to 2016) and Vice President (from 1993 to 2003) and Associate (from 1990 to 1993) in the Emerging Growth & Hospitality Group. From 1987 to 1990, Mr. Kent served as a research analyst at Donaldson, Lufkin & Jenrette. Mr. Kent received a CFA in 1993.
Mr. Kent’s extensive investment banking experience, including the public equity markets, and hospitality background brings to the Board a significant understanding of acquisition, strategic and operational issues and risks that affect ESH REIT.
Lisa Palmer
. Ms. Palmer has served as a director of ESH REIT since August 2014. Ms. Palmer has served as Chief Executive Officer of Regency Centers Corporation since January 2020, and has been President since January 2016. She thus also served as a director of Regency since January 2018. From January 2016 to August 2019, Ms. Palmer served as President and Chief Financial Officer of Regency. Before that Ms. Palmer served in a variety of positions with Regency Centers Corporation, including as Senior Manager of Investment Services (from 1996 to 1999), Vice President of Capital Markets (from 1999 to 2003), Senior Vice President of Capital Markets (from 2003 to 2013) and Executive Vice President and Chief Financial Officer (from 2013 to 2015). Prior to joining Regency, Ms. Palmer worked with Accenture, formerly Andersen Consulting Strategic Services, and as a financial analyst for General Electric. Ms. Palmer serves on the boards of Brooks Health System, United Way of Northeast Florida, Florida Institute of CFOs, JAX Chamber and NAREIT. Ms. Palmer is an executive board member of NAREIT.
Ms. Palmer’s extensive background in financial, accounting and corporate finance, asset management, capital markets, retail, executive management and real estate brings to the Board a significant understanding of financial and real estate issues and risks that affect ESH REIT.
Simon M. Turner
. Mr. Turner has served as a director of ESH REIT since March 2020. Mr. Turner is Principal of Alpha Lodging Partners, which he founded in 2017. He previously served as President, Global Development of Starwood Hotels & Resorts Worldwide from May 2008 to October 2016. Mr. Turner served as a Principal of Hotel Capital Advisers, Inc. from June 1996 to April 2008. From 1987 to 1996, he served as a director of Investment Banking at Salomon Brothers Inc., based in both New York and London. Prior to this, he held management and operating positions at various other international hospitality firms. Mr. Turner is currently an Adjunct Assistant Professor at NYU’s Hospitality and Tourism program and has also lectured frequently at Cornell University’s School of Hotel Administration, as well as the university’s executive education program, and at Columbia University’s real estate graduate program. Mr. Turner currently serves on the board of Steigenberger AG and Watermark Lodging Trust, where he serves as Chair of the Audit Committee. Mr. Turner previously served on the boards of ClubCorp Holdings, Inc., Fairmont Raffles Hotels International, and Four Seasons Hotels, Inc. In his past board service, he has served on the Audit Committees and Nominating and Corporate Governance Committees.
With deep and extensive experience in hospitality, real estate development, business operations, dispositions and other complex transactions, finance and franchise system growth, Mr. Turner’s expertise is highly valuable in addressing many of the important issues which confront ESH REIT.
Executive Officers
This section contains information about the executive officers of each of the Corporation and ESH REIT. The following table sets forth the name, age and the positions and offices they currently hold as of April 15, 2021. Detailed biographies of each executive officer that is not a director of the Corporation or ESH REIT follow.

Name	Age	Position
The Corporation
Bruce N. Haase	60	President and Chief Executive Officer
David Clarkson	49	Chief Financial Officer
Kevin A. Henry	53	Executive Vice President and Chief Human Resources Officer
Christopher N. Dekle	49	General Counsel and Corporate Secretary
Howard J. Weissman	52	Corporate Controller and Chief Accounting Officer
Randolph H. Fox	60	Executive Vice President, Property Operations

Kelly Poling	44	Executive Vice President, Chief Commercial Officer
Michael L. Kuenne	45	Senior Vice President, Chief Customer Experience Officer
Nancy K. Templeton	55	Senior Vice President, Chief Information Officer
ESH REIT
Bruce N. Haase	60	President and Chief Executive Officer
David Clarkson	49	Chief Financial Officer
Christopher N. Dekle	49	General Counsel and Corporate Secretary
Howard J. Weissman	52	Corporate Controller and Chief Accounting Officer
Judi Bikulege	58	Chief Investment Officer
David Clarkson.
Mr. Clarkson has served as Chief Financial Officer of the Corporation and ESH REIT since September 2020. From September 2015 to September 2020, Mr. Clarkson served as Vice President of Financial Planning & Analysis and Treasurer of the Corporation, and served as Treasurer from May 2013 to September 2015. Mr. Clarkson served as Interim Chief Financial Officer of the Corporation and ESH REIT from January 2018 until May 2018. Before serving as Treasurer, Mr. Clarkson served as Director of Corporate Finance from May 2011. Prior to joining the Corporation in 2011, Mr. Clarkson was Vice President of Finance and Development for The Clarkson Group, a real estate company focused primarily on limited service hotel development. Between 1996 and 2004, Mr. Clarkson held various positions in finance and revenue management for the Corporation’s predecessor, Extended Stay America, Inc.
Kevin A. Henry.
Mr. Henry
has served as Executive Vice President and Chief Human Resources Officer of the Corporation since August 2014. From December 2010 to August 2014, Mr. Henry served as Senior Vice President and Chief Human Resources Officer of
Snyder’s-Lance,
Inc., a national snack food company. From January 2010 to December 2010, he served as Chief Human Resources Officer of Lance, Inc. Prior to that, Mr. Henry served in a variety of positions at Coca-Cola Bottling Co. Consolidated, a beverage manufacturer and distributor, including as Chief Human Resources Officer from 2007 to 2010 and Senior Vice President of Human Resources from 2001 to 2007.
Christopher N. Dekle.
Mr. Dekle has served as General Counsel and Corporate Secretary of the Corporation and ESH REIT since June 2018. Mr. Dekle has previously served as Deputy General Counsel, Vice President and Assistant Secretary from October 2013 to June 2018. He previously served as General Counsel and Vice President from April 2010 to October 2013, as Assistant General Counsel from January 2007 to April 2010, and Corporate Counsel from July 2005 to December 2007 at HVM LLC. From 2003 to 2005, he was General Counsel for Employers Life Insurance Corporation. From 1997 to 2003, Mr. Dekle was in private practice.
Howard J. Weissman.
Mr. Weissman
has served as Chief Accounting Officer of the Corporation and ESH REIT and Corporate Controller of ESH REIT since May 2015 and Corporate Controller of the Corporation since November 2013. He previously served as Corporate Controller at HVM LLC from December 2011 to November 2013. From May 2009 to December 2011, Mr. Weissman worked at Campus Crest Communities, Inc., serving as Senior Vice President and Corporate Controller. From July 2007 through May 2009, Mr. Weissman was Controller and Chief Accounting Officer of EOP Operating Limited Partnership, LP, the private company successor to Equity Office Properties Trust, a commercial office real estate company owned by The Blackstone Group. From May 2003 through May 2007, Mr. Weissman served in a variety of positions with CarrAmerica Realty Corporation, a commercial office real estate company, including as Assistant Controller, Vice President of Shared Services and Controller.
Randolph H. Fox.
Mr. Fox has served as Executive Vice President, Property Operations of the Corporation since November 2019. He has more than 35 years of hotel business experience, including most recently as Chief Operating Officer of InTown Suites and Uptown Suites, an extended stay brand. He served as Executive Vice President of Operations for WoodSpring Hotels from 2012 to 2016. He earlier spent more than 12 years at Red Roof Inn, including as Senior Vice President of Operations from 2007 to 2012 and Regional Vice President of Operations from 1999 to 2007.
Kelly Poling.
Ms. Poling has served as Executive Vice President, Chief Commercial Officer of the Corporation since January 2020. Ms. Poling was most recently Chief Executive Officer of Premier Worldwide Marketing, the exclusive worldwide representative for Karisma Hotels & Resorts, and previously served as Executive Vice President, Marketing and Consumer Revenue from 2017 to 2019. From 2014 to 2017, Ms. Poling served as Executive Vice President and Chief Marketing Officer for WoodSpring Hotels, and earlier in her career, spent seven years at Choice Hotels International, leading the corporate strategy, marketing and
e-commerce
teams.

Michael L. Kuenne.
Mr. Kuenne has served as Senior Vice President, Chief Customer Experience Officer of the Corporation since February 2020. He oversees teams responsible for Quality Assurance, Guest Relations, & Brand Reputation, Brand Standards, Brand Programs, Training and Enterprise Procurement. Previously, Mr. Kuenne held multiple leadership positions in the Corporation’s Technology, Operations and Human Capital organizations. Prior to joining the Corporation, Mr. Kuenne held a leadership role in the Technology practice for The North Highland Company; a consultancy focused on Strategic Planning, Change Management and Operations efficiency. He also held multiple management positions with Wells Real Estate Funds, later listed as Piedmont Office Real Estate Trust, a diversified Class ‘A’ office REIT.
Nancy K. Templeton.
Ms. Templeton has served as Senior Vice President, Chief Information Officer of the Corporation since February 2020. Previously, Ms. Templeton held progressive leadership roles in the Corporation’s IT organization. Prior to joining the Corporation, Ms. Templeton spent 25 years at Belk, Inc., including in the role of Director of Merchandising Systems.
Judi Bikulege.
Ms. Bikulege has served as Chief Investment Officer of ESH REIT since March 2020. Previously, Ms. Bikulege held various leadership positions in the Corporation’s real estate development organization. Prior to joining the Corporation In March 2017, Ms. Bikulege was a private consultant focusing on the hospitality industry beginning in January 2014. She also served as Executive Vice President of Capital Markets for Gencom, as well as Senior Vice of Business Affairs at Morgan Hotel Group (formerly known as Ian Schrager Hotels) and Vice President of Mergers and Acquisitions for Patriot American Hospitality. Earlier in her career, Ms. Bikulege held financial and operational positions at Fine Hotels and Richfield Management Company.
Reporting Compliance for the Corporation and ESH REIT
Section 16(a) of the Exchange Act requires the Company’s executive officers and directors and each person who owns more than 10% of the Company’s outstanding common stock, to file reports of their stock ownership and changes in their ownership of the Company’s common stock with the SEC. These same people must also furnish us with copies of these reports and representations made to us that no other reports were required. We have performed a general review of such reports and amendments thereto filed in 2020. Based solely on our review of the copies of such reports furnished to us and inquiries we have made, as appropriate, and other than as set out below to our knowledge all of our Section 16 officers and directors, and other persons who owned more than 10% of our outstanding common stock, fully complied with the reporting requirements of Section 16(a) during 2020.
On April 13, 2020, each of the Corporation and ESH REIT filed a late Form 4 with respect to a transaction that occurred on February 6, 2020 for Howard Weissman. The transaction reports the vesting of 1,072 performance-based restricted stock units on February 6, 2020. This acquisition of securities was inadvertently not reported. Due to this inadvertent error, each of the Corporation an ESH REIT filed an Amended Form 4 on April 13, 2020 to reflect a misstatement in the amount of securities beneficially owned by Mr. Weissman that were previously reported in a Form 4 on March 13, 2020.
On December 3, 2020, each of the Corporation and ESH REIT filed a late Form 4 for Mr. Weissman with respect to a grant of 5,000 service-based restricted stock units on September 11, 2020.
Code of Business Conduct and Ethics for the Corporation and ESH REIT
The Boards of each of the Corporation and ESH REIT have long maintained corporate governance guidelines, and each oversaw the establishment of the codes of business conduct and ethics for their respective directors, officers and employees. The codes of business conduct and ethics were refreshed in late 2020 to align with current best practices. Copies of the respective Code of Business Conduct and Ethics for each of the Corporation and ESH REIT are posted on the investor relations section of our website at www.aboutstay.com. If either of the Corporation or ESH REIT amends or waives provisions of the applicable Code of Business Conduct and Ethics with respect to such officers, we intend to disclose the amendment or waiver on our website.
Audit Committees of the Corporation and ESH REIT
Each of the Boards of the Corporation and ESH REIT has an Audit Committee. The principal duties and responsibilities of the Audit Committees of each of the Corporation and ESH REIT are set forth in their respective written charters, and include, among other things, to oversee and monitor:

•	the integrity and adequacy of their respective auditing, accounting and financial reporting processes and internal control systems;

•	the quality and integrity of their respective financial statements;

•	the selection, evaluation, termination and replacement of their respective independent registered public accounting firms;

•	the performance of their respective internal audit functions;

•	oversight of their respective cyber risk programs and initiatives;

•	their respective enterprise risk management frameworks and policies and procedures for risk management; and

•	their respective compliance with legal, ethical and regulatory matters.
The Audit Committees of each of the Corporation and ESH REIT also review and approve certain related party transactions. See Item 13 of this Annual Report for further information on related party transactions of the Corporation and ESH REIT in 2020.

Item 11. Executive Compensation
Director Compensation
At the regular meeting in May 2020 of the Board of each of the Corporation and ESH REIT, each Compensation Committee affirmed the existing director compensation program that provides the following:
Except as provided below and subject to the cash-based fee reductions in the second quarter of 2020 due to the impact of the
COVID-19
pandemic as described below, each independent director receives an annual cash retainer of $90,000 and an annual equity retainer with a value at grant of $100,000. Equity retainers are granted in restricted stock units that vest one year from the day of the grant. As a result of the
COVID-19
pandemic and its related impact on the Company’s business operations, on April 4, 2020, the members of the each of the Corporation and ESH REIT Boards agreed to a twenty percent (20%) reduction of their cash-based fees for the second quarter of 2020. The amounts payable to the directors are set forth in the tables below.
The Chairs of each Board and of each Committee receive an additional cash retainer in the following amounts:

Chair	Additional cash retainer
Board	$25,000
Audit Committee	$15,000
Compensation Committee	$10,000
Nominating and ESG Committee	$7,500
The Board Chair does not receive any additional cash retainer to the extent he or she serves as a Committee Chair.
Mr. Haase, Mr. Geoga and Ms. Anand also serve on the Board of both the Corporation and ESH REIT. Although the Boards of the Corporation and ESH REIT represent different interests, there is substantial overlap in the materials upon which the members of each Board rely in preparing for meetings and otherwise serving as directors. Recognizing that the incremental work required to serve on the second board is less than twice the effort of serving on a single board, Mr. Geoga and Ms. Anand each receive a total annual cash retainer of $120,000 and an annual equity retainer with a value at grant of $150,000 for their service on both Boards, the cost of which is split evenly between the Corporation and ESH REIT. The compensation paid to Ms. Anand and Mr. Geoga for serving as Committee or Board Chairs is not affected. Mr. Haase does not receive compensation for serving on the Board of the Corporation and ESH REIT.
Each Compensation Committee previously adopted an amendment to the director compensation program permitting a director to elect to receive the value of his or her cash retainers in Paired Shares.
The tables below sets forth the portion of the compensation paid to the members of each Board that is attributable to services performed during the fiscal year ended December 31, 2020. As a result of the
COVID-19
pandemic and its related impact on the Company’s business operations, on April 4, 2020, the members of each Board agreed to a twenty percent (20%) reduction of their cash based fees for the second quarter of 2020. The directors’ cash based fees returned to full pay for subsequent quarters in 2020.
The Corporation

Director	Fees earned or paid in cash	Stock Awards (1)		All Other Compensation (2)	Total
Douglas G. Geoga	$42,500	$61,850	(3)	$38,250	$142,600
Kapila K. Anand	$66,500	$61,850	(4)	$—	$128,350
Ellen Keszler	$85,500	$82,460	(5)	$—	$167,960
Jodie W. McLean	$45,000	$82,460	(6)	$40,500	$167,960
Thomas F. O’Toole	$48,750	$82,460	(7)	$43,875	$175,085
Richard F. Wallman	$99,750	$82,460	(8)	$—	$182,210
Bruce N. Haase (9)	$—	$—		$—	$—

(1)
The amounts included in the “Stock Awards” column represent the grant date fair value of the restricted stock units granted, computed in accordance with FASB ASC Topic 718. The valuation assumptions used in determining such amounts are described in Note 15—Equity-Based Compensation to the audited consolidated financial statements of Extended Stay America, Inc. included in the 2020 Form
10-K.

(2)	The amounts included in the “All Other Compensation” column represent the fair value of shares issued in lieu of cash at the election of each Board member.

(3)
On May 28, 2020, Mr. Geoga was granted 5,459 restricted stock units. These restricted stock units are scheduled to vest on May 28, 2021. Vested restricted stock units will be settled in Paired Shares on September 15 th
next following the applicable vesting date.

(4)
On May 28, 2020, Ms. Anand was granted 5,459 restricted stock units. These restricted stock units are scheduled to vest on May 28, 2021. Vested restricted stock units will be settled in Paired Shares on September 15 th
next following the applicable vesting date.

(5)
On May 28, 2020, Ms. Keszler was granted 7,278 restricted stock units. These restricted stock units are scheduled to vest on May 28, 2021. Vested restricted stock units will be settled in Paired Shares on September 15 th
next following the applicable vesting date.

(6)
On May 28, 2020, Ms. McLean was granted 7,278 restricted stock units. These restricted stock units are scheduled to vest on May 28, 2021. Vested restricted stock units will be settled in Paired Shares on September 15 th
next following the applicable vesting date.

(7)
On May 28, 2020, Mr. O’Toole was granted 7,278 restricted stock units. These restricted stock units are scheduled to vest on May 28, 2021. Vested restricted stock units will be settled in Paired Shares on September 15 th
next following the applicable vesting date.

(8)
On May 28, 2020, Mr. Wallman was granted 7,278 restricted stock units. These restricted stock units are scheduled to vest on May 28, 2021. Vested restricted stock units will be settled in Paired Shares on September 15 th
next following the applicable vesting date.

(9)
Mr. Haase did not receive any compensation for services rendered during 2020 as a director. Mr. Haase’s compensation for services rendered as President and Chief Executive Officer of the Company is reported in the Summary Compensation Table.

ESH REIT

Director	Fees earned or paid in cash	Stock Awards (1)		All Other Compensation (2)	Total
Douglas G. Geoga	$42,500	$61,850	(3)	$38,250	$142,600
Kapila K. Anand	$71,250	$61,850	(4)	$—	$133,100
Neil T. Brown	$45,000	$82,460	(5)	$40,500	$167,960
Steven E. Kent	$92,625	$82,460	(6)	$—	$175,085
Lisa Palmer	$95,000	$82,460	(7)	$—	$177,460
Simon M. Turner	$46,452	$96,762	(8)	$18,000	$146,912
Bruce N. Haase (9)	$—	$—		$—	$—

(1)
The amounts included in the “Stock Awards” column represent the grant date fair value of the restricted stock units granted, computed in accordance with FASB ASC Topic 718. The valuation assumptions used in determining such amounts are described in Note 14—Equity-Based Compensation to the audited consolidated financial statements of ESH Hospitality, Inc. included in the 2020 Form
10-K.

(2)	The amounts included in the “All Other Compensation” column represent the fair value of shares issued in lieu of cash at the election of each Board member.

(3)
On May 28, 2020, Mr. Geoga was granted 5,459 restricted stock units. These restricted stock units are scheduled to vest on May 28, 2021. Vested restricted stock units will be settled in Paired Shares on September 15th next following the applicable vesting date.

(4)
On May 28, 2020, Ms. Anand was granted 5,459 restricted stock units. These restricted stock units are scheduled to vest on May 28, 2021. Vested restricted stock units will be settled in Paired Shares on September 15th next following the applicable vesting date.

(5)
On May 28, 2020, Mr. Brown was granted 7,278 restricted stock units. These restricted stock units are scheduled to vest on May 28, 2021. Vested restricted stock units will be settled in Paired Shares on September 15th next following the applicable vesting date.

(6)
On May 28, 2020, Mr. Kent was granted 7,278 restricted stock units. These restricted stock units are scheduled to vest on May 28, 2021. Vested restricted stock units will be settled in Paired Shares on September 15th next following the applicable vesting date.

(7)
On May 28, 2020, Ms. Palmer was granted 7,278 restricted stock units. These restricted stock units are scheduled to vest on May 28, 2021. Vested restricted stock units will be settled in Paired Shares on September 15th next following the applicable vesting date.

(8)
On May 28, 2020, Mr. Turner was granted 8,534 restricted stock units. These restricted stock units are scheduled to vest on May 28, 2021. Vested restricted stock units will be settled in Paired Shares on September 15th next following the applicable vesting date.

(9)
Mr. Haase did not receive any compensation for services rendered during 2020 as a director. Mr. Haase’s compensation for services rendered as President and Chief Executive Officer of the Company is reported in the Summary Compensation Table.

Compensation Committee Interlocks and Insider Participation
None of the members of the Corporation’s or ESH REIT’s Compensation Committees have at any time been one of our executive officers or employees. During 2020, none of our executive officers served as a member of the board of directors or compensation committee of an entity that has an executive officer serving as a member of one of the Compensation Committees, and none of our executive officers served as a member of the compensation committee of an entity that has an executive officer serving as a director on the Board of Directors of the Corporation or ESH REIT.
EXECUTIVE COMPENSATION—THE CORPORATION
The Corporation’s executive compensation program uses a balanced performance measurement framework that is aligned with the key drivers of the Corporation’s performance and stockholder value creation. This executive summary provides an overview of the Corporation’s fiscal 2020 performance, compensation framework and pay actions, targeted total direct compensation and CEO pay for performance alignment. 2020 represented a pivotal year of change for the Corporation, including the completion of Mr. Haase’s first full year as CEO, the arrival of a new Chief Commercial Officer, the departure of a Chief Financial Officer who was replaced by a long-term executive in the Company’s finance organization, and promotions of certain Senior Vice Presidents.
The Board of the Corporation believes that the current executive leadership team are well qualified to lead the Corporation. Mr. Haase has more than 20 years of lodging experience with particular expertise in the extended stay hotel segment encompassing brand strategy, franchising, operations, and hotel development. During his first year as the Corporation’s CEO, Mr. Haase fully immersed himself in the Corporation’s operations by meeting and holding discussions with employees, members of the leadership team, franchisees, investors, and members of the Board. Mr. Haase has brought energy, focus, and accountability to the Corporation, which has helped to focus and shape the Corporation’s immediate and long-term strategic plans.
2020 was a unique year full of challenges for the Company, its associates, franchisees and the communities in which it operates. In response to the
COVID-19
pandemic, the Company took early action and implemented comprehensive protocols to protect the health and safety of its associates and guests. The Corporation implemented a short-term cash preservation strategy including a reduction in salary for its NEOs. Despite the significant challenges posed by the pandemic, 2020 included many achievements including all of the Company’s hotels remaining open to serve its guests, the launching of a brand-wide Quality Assurance program, executing on the new brand strategy and upgrading proprietary distribution channels. While the Company’s financial performance was adversely impacted by the
COVID-19
pandemic, starting in third quarter and continuing into fourth quarter, the Company returned to system-wide pre-COVID-19
occupancy levels and saw consecutive weeks of RevPAR index gains throughout the year.
Compensation Discussion and Analysis (“CD&A”)
This CD&A explains the Corporation’s executive compensation program for its NEOs listed below. The CD&A also describes the process followed by the Corporation’s Compensation Committee for making pay decisions, as well as its rationale for specific decisions related to 2020 compensation.
2020 CD&A
At-a-Glance
This year’s CD&A again reviews the objectives and elements of the Corporation’s executive compensation program and discusses the 2020 compensation earned by the Corporation’s NEOs. During 2020, the Corporation:

•	seamlessly transitioned Mr. Clarkson into the role of Chief Financial Officer effective September 11, 2020;

•	continued to include double-trigger change-in-control vesting and clawback provisions in all 2020 equity grants; and

•	continued to avoid performance measures that were duplicated in its incentive plans and maintained the weighting of relative Total Shareholder Return (rTSR) in its long-term plan.
2020 saw positive financial results during a very difficult lodging environment as a result of the
COVID-19
pandemic. The Company outperformed its competitive sets and its midscale extended stay competitors last year and made significant progress executing on many of its long term strategies. More information about these actions, the Company’s 2020 business achievements, and the resulting compensation actions taken by the Corporation’s Compensation Committee are summarized in the following narrative.
In 2020, the Corporation’s NEOs were:

Name	Title
Bruce N. Haase	President and Chief Executive Officer
David Clarkson (1)	Chief Financial Officer
Kevin A. Henry	Executive Vice President and Chief Human Resources Officer
Kelly Poling	Executive Vice President and Chief Commercial Officer
Christopher N. Dekle	General Counsel and Corporate Secretary
Brian T. Nicholson (2)	Former Chief Financial Officer

(1)	On September 10, 2020, the Board approved the appointment of Mr. Clarkson as Chief Financial Officer, effective September 11, 2020.

(2)	Mr. Nicholson resigned from his position as Chief Financial Officer on September 10, 2020, effective as of September 11, 2020.
Executive Summary
2020
Say-On-Pay
The Corporation takes into account the feedback it receives from its major shareholders. At its 2020 Annual Meeting of Shareholders, more than 96% of shares cast voted to approve the Corporation’s compensation in the advisory vote on executive compensation. Overall, and consistent with the say-on-pay
results, shareholders are supportive of the Corporation’s executive compensation program and its direction and there have been no major changes made to the program (other than the offer letter of continued employment entered into with Bruce N. Hasse, the details of which are more fully described in the current report on Form 8-K filed by the Company on February 9, 2021).
2020 CEO Compensation
Mr. Haase was appointed as President and Chief Executive Officer of the Corporation and ESH REIT and as a director of the Corporation, effective as of November 22, 2019. The Compensation Committee in consultation with Mr. Haase structured his compensation to set the appropriate tone and motivation for Mr. Haase during the initial phase of his tenure as President and Chief Executive Officer. To align more closely with shareholders, ninety-seven percent (97%) of his 2020 compensation is in restricted stock units (“RSUs”). Mr. Haase directly participates, in the same way as the Company’s shareholders, in any increase or decrease in value of the paired shares. Except as provided otherwise below, for the 2020 calendar year, Mr. Haase was entitled to an annual base salary in cash at the rate of $100,000 per annum and, with respect to the 175,000 restricted stock units granted to him under the terms of the Amended and Restated Extended Stay Long Term Incentive Plan (“LTIP”) in connection with his commencement of employment, Mr. Haase vested in respect of 84,000 Paired Shares during the 2020 calendar year. Mr. Haase did not participate in the annual bonus program in respect of 2020 service; however, he will be eligible to participate in 2021 and receive an annual bonus as described in the section entitled “Actions in 2021.” For the calendar year 2021, the RSUs granted to Mr. Haase at the commencement of his employment will continue to vest in respect of 7,000 Paired Shares on the last day of each calendar month, and the RSUs granted to him as part of his offer letter of continued employment, effective January 1, 2021, will vest in respect of 1,333 Paired Shares on the last day of each calendar month in 2021 and 8,333 Paired Shares at the end of each calendar month in 2022, subject to Mr. Haase’s continued employment on each vesting date. Due to the impact of the
COVID-19
pandemic on the Company’s business, on April 4, 2020, Mr. Haase agreed to a twenty percent (20%) reduction in the cash portion of his annual base salary through December 31, 2020. As of January 1, 2021, Mr. Haase’s compensation was restored to its pre-COVID
19 levels and, pursuant to his offer letter of continued employment, the cash-based portion and equity-based portion of his compensation increased as described in more detail in the section entitled “Actions in 2021.”

Commencing in 2021, Mr. Haase became eligible for and received a grant of equity-based grants pursuant to the LTIP in an amount determined by the Compensation Committees of the Corporation and ESH REIT.
Executive Officer Transition Information
On September 10, 2020, Mr. Nicholson entered into a separation letter agreement with the Corporation and resigned from the position of Chief Financial Officer effective as of September 11, 2020. During the period from September 11, 2020 through February 12, 2021, Mr. Nicholson served as an advisor to the Corporation under the terms and conditions of his pre-existing
arrangements. As such, Mr. Nicholson continued to receive his base salary and to vest in his outstanding equity-based awards through February 12, 2021. Following his execution and non-revocation
of a release of claims, Mr. Nicholson received benefits provided under the Executive Severance Plan, which included cash severance, health plan benefit continuation and outplacement services.
Compensation Practices & Policies
We believe the Corporation’s compensation practices and policies promote sound compensation governance and are in the best interests of Company shareholders and the Corporation’s executives.
Executive Compensation Program Guidelines
Philosophy
The philosophy underlying the Corporation’s executive compensation program is to employ the best available leaders in our industry to ensure execution of its business goals, promote both short-and
long-term profitable growth of the Company, and create long-term shareholder value. To this end, other than for the President and Chief Executive Officer, whose compensation is substantially tied to the long-term value of the Company’s Paired Shares (please see “2020 CEO Compensation” for a discussion on the President and Chief Executive Officer’s compensation package), the Corporation’s program is grounded by the following guiding principles:

Pay for Performance	A significant portion of an NEO’s total compensation should be variable and dependent upon the attainment of certain specific and measurable annual and long-term business performance objectives.

Shareholder Alignment	NEOs should be compensated through pay elements (base salaries, annual and long-term equity incentives) designed to create long-term value for shareholders, as well as foster a culture of ownership.

Attraction and Retention	The executive compensation program should enable the Corporation to attract highly-talented people with exceptional leadership capabilities and retain high-caliber talent.

Elements of Compensation
The Corporation’s compensation philosophy is supported by the following principal compensation elements:

Base salary	Base salary provides a predictable level of current income to provide the NEO with a certain amount of stability and assists the Corporation in attracting and retaining qualified executives.

Performance-based annual incentive opportunity	The annual incentive program is designed to reward the NEOs for achieving critical, short-term financial performance goals, as well as achieving individual objectives.

Long-term equity-based awards	Grants of time-based and performance-based restricted stock units under the Amended and Restated Extended Stay America Long-Term Incentive Plan (the “Equity Incentive Plan”) provide incentives for NEOs to execute on longer-term financial/strategic goals that drive shareholder value creation and support the Corporation’s retention strategy.

Participation in general employee benefit programs	A standard package of employee benefits is maintained by the Corporation’s subsidiary, ESA Management, LLC (“ESA Management”) to provide employees, including the NEOs, with retirement savings opportunities, medical coverage and other reasonable welfare benefits.
Decision-Making Process
The Role of the Compensation Committee
The Compensation Committee oversees the executive compensation program for the Corporation’s NEOs. The Compensation Committee consists entirely of independent non-employee
members of the Board. The Compensation Committee works closely with its independent consultant and management to examine the effectiveness of the Company’s executive compensation program throughout the year. Details of the Compensation Committee’s authority and responsibilities are specified in the Compensation Committee’s charter, which may be accessed at the investor relations section of the Company’s website at www.aboutstay.com.
The Compensation Committee makes all final compensation and equity award decisions regarding the Corporation’s NEOs. The Compensation Committee, together with management, also reviews the Corporation’s compensation practices and policies with regard to risk management and has determined that there are no policies or practices that are likely to lead to excessive risk-taking or have a material adverse effect on the Corporation.
The Role of Management
While only Compensation Committee members make decisions regarding executive compensation, at the request of the Compensation Committee, members of the Corporation’s senior management team typically attend meetings during which executive compensation, company and individual performance, and competitive compensation levels and practices are discussed and evaluated. The Compensation Committee also receives recommendations from the CEO regarding the compensation of the other executive officers, including the other NEOs. The CEO does not participate in the deliberations of the Compensation Committee regarding his own compensation.
The Role of the Independent Consultant
Pursuant to authority granted to it under its charter, the Compensation Committee engages Pearl Meyer as its independent compensation consultant to provide expertise on competitive pay practices, program design, and an objective assessment of any inherent risks of any programs. Pearl Meyer reports directly to the Compensation Committee and does not provide any additional services to management. The Compensation Committee has conducted an independence assessment of Pearl Meyer in accordance with SEC rules and has determined that work performed by Pearl Meyer does not create a conflict of interest.
The Role of Peer Groups
As part of the Corporation’s compensation philosophy, the Corporation’s executive compensation program is designed to attract, motivate and retain its NEOs in an increasingly competitive and complex talent market. As such, the Compensation Committee evaluates industry-specific and general market compensation practices and trends to ensure that the program remains appropriately competitive.

For all of the NEOs, cash compensation amounts have been set to provide a certain degree of financial security at levels that are believed to be competitive for similar positions in the marketplace in which the Corporation competes for management talent. In addition, the annual incentive program has been designed to meaningfully reward strong annual Company performance in order to motivate participants to strive for the Company’s continued growth and profitability. In 2020, the compensation program continued to support the Company’s long-range business goals and growth strategies.
The Compensation Committee periodically considers publicly-available data for informational purposes when making its compensation-related decisions. However, market data is not the sole determinant of the Corporation’s practices or executive compensation levels. When determining base salaries and incentive opportunities for the NEOs, the Compensation Committee also considers the performance of the Corporation and the individual, the nature of an individual’s role within the Corporation, as well as experience and contributions in his or her current role.
Each year, with the support of Pearl Meyer, the Compensation Committee reviews the previous year’s peer group to ensure it remains valid for benchmarking purposes and makes adjustments as necessary to reflect changes in business strategy and circumstances (e.g. acquisitions or mergers).
For purposes of setting compensation for new hires in 2020, the Compensation Committee, based on recommendations from Pearl Meyer, approved the following Compensation Peer Group, which includes the seventeen
C-Corp
peer companies and eleven REIT peer companies listed below.

C-Corp Peers	REIT Peers
Boyd Gaming Corporation	Apple Hospitality Trust, Inc.
Brinker International, Inc.	Ashford Hospitality Trust, Inc.
Cedar Fair, L.P.	DiamondRock Hospitality Company
Choice Hotels International, Inc.	Host Hotels & Resorts, Inc.
Churchill Downs Incorporated	LaSalle Hotel Properties
Dave & Buster’s Entertainment, Inc.	MGM Growth Properties LLC
Dine Brands Global, Inc.	Park Hotels & Resorts, Inc.
Dunkin Brands Group, Inc.	RLJ Lodging Trust
Hilton Grand Vacations, Inc.	Ryman Hospitality Properties, Inc.
Hyatt Hotels Corporation	Sunstone Hotel Investors, Inc.
Marriott Vacations Worldwide Company	Xenia Hotels & Resorts, Inc.
Red Rock Reports, Inc.
SeaWorld Entertainment, Inc.
Six Flags Entertainment Corporation
The Wendy’s Company
Vail Resorts, Inc.
Wyndham Hotels & Resorts, Inc.
2020 Executive Compensation Program in Detail
Base Salary
Base salary is considered together with the annual cash incentive opportunity as part of a cash compensation package. Generally, the Corporation believes that the base salary level should be aligned with the NEO’s position, duties and experience, be reasonable relative to the other NEOs’ base salaries and be set at a level that is competitive as compared to salaries for similar positions within companies or markets from which it recruits talent.

The Compensation Committee reviews the compensation of each of the NEOs each year, including base salary, and makes changes based on performance and a review of market compensation. As a result of the
COVID-19
pandemic and its related impact on the Corporation’s business operations, the Compensation Committee did not make any salary increases in 2020. Mr. Haase’s compensation was reduced by twenty (20%) percent from April 4, 2020 through December 31, 2020 due to the impact of
COVID-19
on the Corporation’s business. Other than Mr. Haase, all of the other NEO’s base salary was reduced by twenty percent (20%) as of April 4, 2020 through the end of the second quarter.

NEO	Salary Through May 27, 2020	Salary Adjustment %	Salary Adjustment $	Salary Effective May 27, 2020
Bruce N. Haase	$100,000	0.00%	—	$100,000
David Clarkson (1)	$246,963	0.00%	—	$246,963
Kevin A. Henry	$473,800	0.00%	—	$473,800
Kelly Poling	$390,000	0.00%	—	$390,000
Christopher N. Dekle	$386,250	0.00%	—	$386,250
Brian T. Nicholson	$470,350	0.00%	—	$470,350

(1)	On September 11, 2020, Mr. Clarkson’s base salary was increased to the annual rate of $350,000 per annum in connection with his promotion to Chief Financial Officer.
Pursuant to the terms of Mr. Haase’s offer letter, effective as of November 22, 2019, his base compensation consists of cash in the amount of $100,000 per annum and a grant of 175,000 restricted stock units, which vest in respect of 7,000 Paired Shares on the last day of each calendar month through the end of December 2021
.
As discussed in “Actions in 2021,” Mr. Haase’s base compensation package increased effective as of January 2021. The determination to grant to Mr. Haase equity-based payments as part of his base compensation was structured to tie his pay to the performance of the Company’s stock over time. The Corporation’s determination of the number of restricted stock units granted to Mr. Haase was based on the value of the per share price of the Company’s Paired Shares on or about the date that Mr. Haase was appointed as the Chief Executive Officer and President.
Annual Cash Incentive Awards
Under the terms of his offer letter, Mr. Haase was not eligible to earn an annual cash bonus for the 2020 performance period. The Annual Incentive Program provided the Corporation’s NEOs the opportunity to earn a performance-based annual cash bonus. Actual award payouts depend on the achievement of pre-established
performance objectives and can range from 0% to 200% of target award amounts. For 2020, each of Messrs. Henry, Clarkson, Dekle, and Nicholson and Ms. Poling was eligible to earn a target annual award equal to 100% of his or her annual base salary. The Compensation Committee also considered market data in setting the following threshold, target and maximum award opportunities for 2020:

NEO	Base Salary	Threshold (50% of Target)	Target	Maximum (200% of Target)
Bruce N. Haase (1)	$100,000	N/A	N/A	N/A
David Clarkson (2)	$272,722	$71,533	$143,037	$286,133
Kevin A. Henry	$473,800	$236,900	$473,800	$947,600
Kelly Poling	$390,000	$195,000	$390,000	$780,000
Christopher N. Dekle	$386,250	$193,125	$386,250	$772,500
Brian T. Nicholson	$470,350	$235,175	$470,350	$940,700

(1)
In addition to the cash-based portion of Mr. Haase’s base salary, in December 2019, Mr. Haase also was granted 175,000 restricted stock units, which vest in respect of 7,000 Paired Shares on the last day of each calendar month through the end of December 2021, as further discussed under the “Base Salary” section above. Mr. Haase was not entitled to receive an award in respect of the Annual Incentive Program under the terms of his offer letter for 2020.

(2)
For the period of January 1, 2020 through September 10, 2020, Mr. Clarkson’s target bonus was 30% of base salary. Following his promotion to Chief Financial Officer on September 11, 2020 through the end of December 31, 2020, Mr. Clarkson’s target bonus was increased to 100% of base salary. For purposes of this table, Mr. Clarkson’s base salary and target bonus opportunity is prorated based on the number of days he worked as Vice President and Chief Financial Officer in 2020.

Due to the timing of
COVID-19
pandemic and financial uncertainty, the Compensation Committee did not adopt a 2020 Adjusted EBITDA goal for the annual bonus program. Instead the Compensation Committee’s 2020 short-term incentive program provided that Mr. Haase was permitted, in his sole discretion, to recommend a cash bonus for each of the NEOs capped at a maximum of 100% of individual’s salary based on an evaluation of the individual’s performance against management objectives and subject to the Compensation Committee’s final approval of recommendation. In 2021, the Compensation Committee has returned to the annual bonus plan based on (1) the achievement of the Company’s Adjusted EBITDA goal and (2) the executive’s individual performance contributions toward the achievement of the Company’s Adjusted EBITDA goal.
Mr. Haase and the Compensation Committee considered several factors in determining the discretionary bonuses. Key considerations included:

•	the extraordinary nature of the COVID-19 pandemic and its impact on the United States economy and the hospitality industry in particular;

•	each of the NEOs significant efforts to swiftly adapt during the pandemic to ensure the safety and health of the Company’s associates and guests;

•	continue to focus on the Corporation’s longer-term strategic objectives such as brand segmentation, Quality Assurance program and franchising growth;

•	management’s effectiveness in significantly improving the Corporation’s cash and liquidity position despite the pandemic;

•	the rapid return to the Corporation’s pre-COVID-19 pandemic occupancy;

•	all of the Company’s hotels operating;

•	virtualization of the Hotel Support Center with no degradation of service to the Company’s hotel sites or to operating performance; and

•	the importance of retaining and motivating the Corporation’s key executives given their tremendous efforts in light of the extraordinary nature of the pandemic.
Based on the above results, the Compensation Committee concurred with Mr. Haase’s recommendation to approve an annual bonus of ninety (90%) percent of the target annual award for each NEO. Under this award, each of Messrs. Clarkson, Henry, and Dekle and Ms. Poling earned cash bonuses of $183,800, $426,420, $347,625, and $351,000, respectively, which were paid in 2021.
Equity Incentive Awards
The Corporation’s NEOs are eligible for long-term equity incentives, all of which are issued under the terms of the Corporation’s Equity Incentive Plan, which is designed to provide incentives for NEOs to execute on longer-term financial/ strategic goals that drive shareholder value creation and support the Corporation’s retention strategy. To this end, the Corporation’s approach to long-term incentive compensation includes a combination of performance-based and time-vested equity awards. The following table summarizes grants made in 2020.

Type of Equity Award	Weighting	Description
Performance-Based Restricted Stock Units	50%	The entire performance award vests based on rTSR against a group of peer companies over a three-year performance period.
Service-Based Restricted Stock Units	50%	The service-based awards vest one-third per year over three years.

The table below shows the long-term incentive award values granted for fiscal 2020 for each of the NEOs (as presented in the Grants of Plan-Based Awards Table).

NEO	Performance- Based RSUs (rTSR)		Time-Based RSUs		Total Value
Bruce N. Haase	100,000		N/A		$1,172,000
David Clarkson	2,696		21,101	(1)	$331,107
Kevin A. Henry	17,241		45,779	(2)	$825,337
Kelly Poling	18,195		34,320	{3)	$701,446
Christopher N. Dekle	14,055		38,767	{4)	$693,593
Brian T. Nicholson	17,116	(5)	27,386	(5)	$560,178

(1)
Mr. Clarkson was granted the following time-vesting restricted stock unit awards: (x) 2,696 restricted stock units on February 6, 2020 in respect of his 2020 annual grant, (y) 5,000 restricted stock units on December 3, 2020 in respect of his sign-on
restricted stock unit grant made in connection with his appointment as Chief Financial Officer, and (z) 13,405 restricted stock units on December 3, 2020 in respect of his time-based restricted stock unit 2021 annual grant.

(2)
Mr. Henry was granted the following time-vesting restricted stock unit awards: (x) 17,242 restricted stock units on February 6, 2020 in respect of his 2020 annual grant subject to a three-year time-vesting schedule, (y) 10,345 restricted stock units on February 6, 2020 subject to a one-year
time-vesting schedule, and (z) 18,192 restricted stock units on December 3, 2020 in respect of his time-based restricted stock unit 2021 annual grant.

(3)
Ms. Poling was granted the following time-vesting restricted stock unit awards: (x) 17,086 restricted stock units on January 13, 2020 in respect of her sign-on
restricted stock unit grant in connection with her commencement of employment and (y) 17,234 restricted stock units on December 3, 2020 in respect of her time-based restricted stock unit 2021 annual grant.

(4)
Mr. Dekle was granted the following time-vesting restricted stock unit awards: (x) 14,056 restricted stock units on February 6, 2020 in respect of his 2020 annual grant subject to a three-year time-vesting schedule, (y) 8,434 restricted stock units on February 6, 2020 subject to a one-year
time-vesting schedule, and (z) 16,277 restricted stock units on December 3, 2020 in respect of his time-based restricted stock unit 2021 annual grant.

(5)
Mr. Nicholson was granted the following time-vesting restricted stock unit awards: (x) 17,116 restricted stock units on February 6, 2020 in respect of his 2020 annual grant subject to a three-year time-vesting schedule, (y) 10,270 restricted stock units on February 6, 2020 subject to a one-year
time-vesting schedule. In connection with Mr. Nicholson’s termination of employment, all of his performance-vesting restricted stock units and the unvested portion of his time-vesting restricted stock units were forfeited.

2020-2022 Relative Total Shareholder Return Grants
rTSR: 2020-2022 Performance Cycle. The performance-based restricted stock units granted in February 2020 are subject to rTSR targets (“rTSR RSUs”) and are eligible to vest at the end of a three-year performance period based on the rTSR of the Company as compared to the results of a specific peer group (see list below) during the three-year performance period. Payouts can range from 0% to 150% based on the Company’s TSR achievement versus that of the peer group. If the Company’s TSR is negative, the maximum payout is limited to 100%.

Performance Level	Performance Ranking	Paired Shares Earned as a Percentage of Target
< Threshold	< 35th percentile	0%
Threshold	35th percentile	50%
Target	Median	100%
Maximum	75th percentile	150%

*	Straight-line interpolation is applied for performance between threshold and target, and target and maximum, subject to a maximum payout of 100% if the Company’s TSR is negative.

With respect to the rTSR RSUs granted in February 2020, the specific comparator group consisted of the following 17 companies: Ashford Hospitality Trust, Braemar Hotels & Resorts Inc., Chatham Lodging Trust, Choice Hotel International, DiamondRock Hospitality, Hersha Hospitality Trust, Hilton Worldwide Holdings, Host Hotels and Resorts, Hyatt Hotels, Marriott International, RLJ Lodging Trust, Service Properties Trust (f/k/a Hospitality Properties Trust), Summit Hotel Properties, Sunstone Hotel Investors, CorePoint Lodging, Park Hotels & Resorts, and Wyndham Hotels & Resorts.
Achievement of Vesting for Prior Year Awards
As described above, for 2018, 2019, and 2020 equity award grants, 100% of the performance-based portion of long-term incentive compensation vests at the end of a three-year performance period based on the rTSR of the Company as compared to the results of a specific peer group selected for the year in which the award is granted.
The Compensation Committee also determined that the rTSR RSUs granted in 2018 was 125% as compared against the relevant peer group over the three-year period of 2018 through 2020 but per the grant agreement if absolute TSR is negative the maximum achievement is capped at 100%. Absolute TSR was negative, so the Compensation Committee determined that the rTSR RSU awards granted in 2018 vested at 100%. The rTSR RSUs granted in 2019 and 2020 remain outstanding and eligible to vest at the end of their respective performance periods.

Vested Over the 2020 Annual Performance Period
NEO	2018 rTSR RSUs (1)
Bruce N. Haase (1)	N/A
David Clarkson	1,786
Kevin A. Henry	11,396
Kelly Poling (1)	N/A
Christopher N. Dekle	4,856
Brian T. Nicholson (1)	N/A

(1)	None of Messrs. Haase and Nicholson and Ms. Poling were employed by the Corporation on the date on which the 2018 rTSR RSU awards were granted.
Other Practices, Policies and Guidelines
Stock Ownership Guidelines
Because the Corporation believes that holding equity interests in the Company will discourage executives and members of the Board from taking excessive business risks, the Corporation maintains stock ownership guidelines to encourage its key executives to own stock at least equal in value to a multiple of base salary as follows: the Chief Executive Officer, five times; the Chief Financial Officer, four times; each of the other NEOs, three times. Shares that count towards satisfaction of these stock ownership guidelines generally include shares owned by the participant, vested restricted stock units, and unvested time-based restricted units. The Corporation’s NEOs generally have a five-year period to meet the holding requirements from the date they first become subject to the guideline. As of December 31, 2020, each of the Corporation’s NEOs had met or was within his or her prescribed five-year period to meet the holding requirements.
Prohibition on Speculative Transactions in Company Securities
The Corporation prohibits the NEOs, other executive officers and directors from engaging in transactions designed to insulate them from changes in the Company’s stock price. Therefore, the Corporation prohibits its NEOs from entering into transactions that include (without limitation) equity swaps or short sales of Company securities and hedges or monetization transactions involving Company securities that are designed to hedge or offset any decrease in the market value of securities. In addition, the purchase or sale of puts, calls, options, or other derivative securities based on Company securities is prohibited under this policy. NEOs, other executive officers and directors are also prohibited from holding Company securities in a margin account or otherwise pledging Company securities as collateral for a loan.

Clawback Policy
Effective January 1, 2018 the Corporation implemented a clawback policy that covers all NEOs. The policy provides, among other things, that in the event of fraud or other intentional misconduct that necessitates a restatement of the Corporation’s financial results (including, without limitation, any accounting restatement due to material noncompliance with any financial reporting requirement), the Board has the discretion to require NEOs to reimburse the Corporation with any share-based or bonus compensation that had been previously paid but was in excess of what would have been earned under the results reflected in the restated financial statements.
Benefit Programs
The Corporation offers executive officers, including the NEOs, participation in health and welfare benefit programs in the same manner as other employees, including participation in ESA Management’s 401(k) Plan. Pursuant to the 401(k) Plan, executive officers are eligible to receive employer matching contributions, which vest over an employee’s initial three-year service period. Each of the NEOs participates in the 401(k) Plan. Effective June 9, 2016, ESA Management sponsors the ESA Management, LLC Deferred Compensation Plan, in which each of the Corporation’s NEOs may participate. For a summary of the participation by the Corporation’s NEOs in this plan, see “Deferred Compensation Plan.”
Perquisites
The Corporation provides limited perquisites to its NEOs when determined to be necessary and appropriate.
Termination Arrangements
Each of the NEOs is entitled to severance benefits as a participant under the Executive Severance Plan. In addition, each of the NEOs is entitled to benefits upon a change in control pursuant to their equity award agreements. Each of these is described under “Potential Payments Upon Termination or Change in Control.”
Reimbursement by ESH REIT
Certain of the Corporation’s NEOs provide services to ESH REIT pursuant to the terms of a services agreement between the Corporation, ESA Management, and ESH REIT (the “Services Agreement”). Pursuant to the Services Agreement, certain employees of ESA Management, including its executive officers, may provide services to ESH REIT, subject to ESH REIT’s reimbursement, at cost, for the amount of any direct or indirect expenses incurred by ESA Management in connection with the provision of the services of such personnel.
The Services Agreement provides that ESH REIT, the Corporation and ESA Management agree to allocate fairly and reasonably between them any overhead costs and expenses, including, without limitation, facility costs, which include costs for rental of space, legal and accounting expenses, travel expenses, costs of technical and communication support, and shared administration and other similar expenses. With respect to the compensation of the Corporation’s NEOs who provide services to ESH REIT, ESH REIT reimburses ESA Management a pro rata portion of the personnel costs attributable to the NEOs. Personnel costs include all compensation costs incurred by ESA Management or the Corporation in connection with the employment by ESA Management of the Corporation’s NEOs, including, without limitation, salary, incentive compensation, any profit sharing, 401(k) and deferred compensation plans, medical and other insurance, fringe benefits, severance costs, employment taxes and other similar employment expenses, and all costs relating to awards under the Equity Incentive Plan. The allocation is expressed as a percentage of the NEO’s total working time, calculated based on the time dedicated by each of the Corporation’s NEOs to ESH REIT. The allocations are mutually determined by ESH REIT, the Corporation and ESA Management on a commercially reasonable basis and may be determined on a calendar year, calendar quarter or other period basis.
For the 2020 fiscal year, ESH REIT, the Corporation and ESA Management determined that the amounts owed by ESH REIT to ESA Management in respect of services provided by the Corporation’s NEOs to ESH REIT were as follows: (i) Mr. Haase, $0.4 million; (ii) Mr. Clarkson, $0.1 million; (iii) Mr. Dekle, $0.4 million; and (iv) Mr. Nicholson, $0.3 million. ESH REIT did not reimburse ESA Management for any expenses incurred for Mr. Henry or Ms. Poling. Amounts reported in the Summary Compensation Table include the amounts paid to each NEO by ESA Management and the Corporation in respect of 2020, and include the amounts reimbursed by ESH REIT.

Actions in 2021
In recognition for Mr. Haase’s work in 2020, to ensure continuity and to continue to align the CEO’s compensation with shareholders, the Compensation Committee working with Pearl Meyer developed a revised compensation package based on the following principles:

•	Increase the cash component but remain overwhelmingly equity oriented with base compensation still being primarily a fixed number of RSUs for alignment with stockholders.

•
Introduce an annual bonus component which is performance based that is denominated in cash but paid in Paired Shares to continue to maintain strong alignment with shareholders. Also, to increase alignment with other senior management team members.

•	Extension of the term to allow for continuity and provide a mechanism for continuing rolling two-year deal.
Thus, on February 8, 2021, the Corporation entered into an offer letter of continued employment with Mr. Haase, which sets forth the compensation and benefit arrangement for Mr. Haase during the period commencing on January 1, 2021 through the end of December 31, 2022 and contemplates annual extensions. Under terms of the offer letter, Mr. Haase is entitled to an annual base salary in cash at a rate of $500,000 and a grant of restricted stock units in respect of 115,996 Paired Shares, which will vest monthly in respect of 1,333 Paired Shares in 2021 and 8,333 Paired Shares in 2022, respectively, subject to Mr. Haase’s continued service. Mr. Haase will also continue to vest in respect of 7,000 Paired Shares each month during 2021 as provided under the original offer letter. In addition, commencing with calendar year 2021 and for all subsequent calendar years during the term of Mr. Haase’s employment, Mr. Haase will be eligible to receive a target annual bonus in the amount of $1,500,000, based upon his achievement of annual performance goals determined by the compensation committee in consultation with Mr. Haase, and payable in Paired Shares that will vest in generally equal installments on the date of grant and each of the first two anniversaries of the date of grant. Mr. Haase was also granted restricted stock units in respect of 100,000 Paired Shares of which fifty percent (50%) are subject to time-vesting conditions and fifty percent (50%) are subject to performance-vesting conditions on the same basis as other NEOs. The new offer letter also provides Mr. Haase with severance rights in the event of certain termination of employment events. The terms of the new offer letter are more fully described in the Current Report on Form
8-K
filed by the Company on February 9, 2021.
Following a review of the overall executive compensation packages for each of the NEOs, the Compensation Committee determined that it was appropriate to grant the 2021 annual equity-based awards as follows: (i) time-based restricted stock unit awards were granted on December 3, 2020 and are scheduled to vest annually on December 31, 2021, December 31, 2022 and December 31, 2023, and (ii) performance-based restricted stock unit awards that were granted for accounting purposes in 2021 and are eligible to vest at the end of a three-year performance period (2021 through 2023) based on the rTSR of the Company. Together these awards are intended to comprise the 2021 annual grants. Because the grant of the time-based restricted stock unit award occurred in 2020, those awards are reflected in the “Summary Compensation Table” and “Grants of Plan-Based Awards Table” below; however, the performance-based restricted stock unit awards that were granted for accounting purposes in 2021 are not included in the tables.
Impact of Tax Consideration on Compensation
Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) limits ESH REIT’s deduction for compensation paid to certain “covered persons,” including the NEOs named in the Summary Compensation Table, to $1 million during the tax year, subject to certain limited exceptions under the transition rules instituted when Section 162(m) of the Code was amended in 2017. While the Compensation Committee may consider the impact of Section 162(m) of the Code in making its compensation decisions, it believes the tax deduction limitation is only one of several relevant considerations in setting compensation for ESH REIT’s executives. Accordingly, the Compensation Committee has and may approve compensation programs pursuant to which payments made to the NEOs may not be deductible for federal income tax purposes by reason of Section 162(m) of the Code.

Compensation Committee Report
The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation
S-K
with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment to the 2020 Form
10-K.
Kapila K. Anand, Chair
Jodie W. McLean
Thomas F. O’Toole
Summary Compensation Table
The following table sets forth the portion of compensation paid to the NEOs that is attributable to services performed during the fiscal years ended December 31, 2020, December 31, 2019 and December 31, 2018.

NEO	Year	Salary (1)	Bonus	Stock Awards (2)	Non- Equity Incentive Plan Compensation	All Other Compensat ion		Total
Bruce N. Haase	2020	$89,231	$–	$1,172,000	$–	$1,440	(3)	$1,262,671
President and Chief	2019	$6,154	$–	$3,987,500	$–	$1,185		$3,994,839
Executive Officer
David Clarkson Chief Financial Officer	2020	$286,580	$–	$331,107	$183,000	$23,322	(4)	$824,010
	2019	$244,196	$–	$70,275	$60,000	$18,949		$393,420
	2018	$237,083	$–	$264,357	$65,458	$41,728		$608,626
Kevin A. Henry Executive Vice President and Chief Human Resources Officer	2020	$470,155	$–	$825,337	$426,420	$74,766	(5)	$1,796,678
	2019	$467,962	$–	$449,370	$142,140	$81,670		$1,141,142
	2018	$454,617	$–	$1,152,872	$342,792	$92,343		$2,042,624

Kelly Poling Executive Vice President and Chief Commercial Officer	2020	$357,000	$100,000	$701,466	$351,000	$202	(6)	$1,509,668
Christopher N. Dekle General Counsel and Corporate Secretary	2020	$383,279	$–	$693,593	$347,625	$27,740	(7)	$1,452,237
	2019	$381,490	$–	$400,975	$115,860	$29,503		$927,828
	2018	$329,253	$–	$183,952	$190,751	$26,280		$730,236
Brian T. Nicholson Former Chief Financial Officer	2020	$466,732	$–	$560,178	$–	$16,275	(8)	$1,043,185
	2019	$465,971	$40,000	$449,370	$141,090	$4,847		$1,101,278
	2018	$460,000	$–	$294,000	$188,701	$2,377		$945,078

(1)
Mr. Haase’s salary reported in this table represents the reduced amount of his $100,000 cash-based annual base salary for the period commencing on April 4, 2020, due to the impact of the
COVID-19
pandemic. For each of Messrs. Clarkson, Henry, Dekle and Nicholson and Ms. Poling, the amounts reported in this table reflect their base salary received through April 4, 2020, the salary reduction for the period of April 4, 2020 through the end of the second quarter of 2020, and their salary increase following the end of the second quarter through the end of the fiscal year, except in the case of (x) Mr. Nicholson whose amount reflects his base salary received as of his resignation, effective on September 10, 2020 and his compensation for his advisory services through the end of the 2020 calendar year and (y) Mr. Clarkson whose amount, in addition to the COVID-related reductions, reflects his prorated base salary received prior to his appointment as Chief Financial Officer from January 1, 2020 through September 10, 2020 and following his appointment as Chief Financial Officer effective as of September 11, 2020 through the end of the 2020 calendar year.

(2)
The amounts included in the “Stock Awards” column represent the grant date fair value of the restricted stock units granted, computed in accordance with FASB ASC Topic 718. The valuation assumptions used in determining such amounts are described in Note 15—Equity-Based Compensation to the audited consolidated financial statements of Extended Stay America, Inc. included in the combined annual report on Form
10-K
for the fiscal year ended December 31, 2020 of the Corporation and ESH REIT. The value in this table for any performance-based restricted stock units is based on target levels of performance and the grant date fair value for the stock-based awards assuming maximum levels of performance is as follows: (i) Mr. Haase—$1,758,000, (ii) Mr. Clarkson—$346,906, (iii) Mr. Henry—$926,369, (iv) Ms. Poling—$808,089, (v) Mr. Dekle—$775,956, and (vi) Mr. Nicholson—$660,477.

(3)	This amount includes $1,185 in perquisites for cost of travel to and from Charlotte, North Carolina and $255 in long-term disability costs paid by the Corporation.

(4)
This amount includes (i) $5,946 in distributions received with respect to Paired Shares received following settlement of Mr. Clarkson’s vested restricted stock units, (ii) $8,550 in matching contributions made to the 401(k) Plan on behalf of Mr. Clarkson and (iii) $8,550 in matching contributions made to the Deferred Compensation Plan on behalf of Mr. Clarkson and (iv) $276 in long-term disability costs paid by the Corporation.

(5)
This amount includes (i) $63,090 in distributions received in respect to Paired Shares received following settlement of Mr. Henry’s vested restricted stock units, (ii) $7,125 in matching contributions made to the 401(k) Plan on behalf of Mr. Henry, (iii) $4,275 in matching contributions made to the Deferred Compensation Plan on behalf of Mr. Henry and (iv) $276 in long-term disability costs paid by the Corporation.

(6)	This amount includes $202 in long-term disability costs paid by the Corporation.

(7)
This amount includes (i) $11,789 in distributions received in respect to Paired Shares received following settlement of Mr. Dekle’s vested restricted stock units, (ii) $7,125 in matching contributions made to the 401(k) Plan on behalf of Mr. Dekle, (iii) $8,550 in matching contributions made to the Deferred Compensation Plan on behalf of Mr. Dekle and (iv) $276 in long-term disability costs paid by the Corporation.

(8)
This amount includes (i) $13,149 in distributions received in respect to Paired Shares received following settlement of Mr. Nicholson’s vested restricted stock units, (ii) $2,850 in matching contributions made to the 401(k) Plan on behalf of Mr. Nicholson and (iii) $276 in long-term disability costs paid by the Corporation.

Grants of Plan-Based Awards
The following table summarizes the awards granted to each of the NEOs during the fiscal year ended December 31, 2020. The estimated possible payouts of the non-equity
incentive plan awards in 2020 and the performance measures used to calculate such awards are discussed above in the section entitled “Annual Cash Incentive Awards.”

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Paired Shares of Stock or Units (#)	Grant Date Fair Value of Paired Shares of Stock or Units ($)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	Threshold (#)	Target (#)	Maximum (#)
Bruce N. Haase	2/6/2020	–	–	–	50,000	100,000	150,000 (1)	–	$1,172,000
David Clarkson	2/6/2020	–	–	–	–	–	–	2,696 (2)	$35,398
	2/6/2020	–	–	–	1,348	2,696	4,044 (1)	–	$31,597 (3)
	12/3/2020	–	–	–	–	–	–	5,000 (4)	$71,750
	12/3/2020	–	–	–	–	–	–	13,405 (5)	$192,362
Kevin A. Henry	2/6/2020	–	–	–	–	–	–	17,242 (2)	$226,387
	2/6/2020	–	–	–	–	–	–	10,345 (6)	$135,830
	2/6/2020	–	–	–	8,621	17,241	25,862 (1)	–	$202,065 (3)
	12/3/2020	–	–	–	–	–		18,192 (5)	$261,055
Kelly Poling	1/13/2020	–	–	–	–	–	–	17,086 (7)	$240,913
	2/6/2020	–	–	–	9,098	18,195	27,293 (1)	–	$213,245 (3)
	12/3/2020	–	–	–	–	–	–	17,234 (5)	$247,308
Christopher N. Dekle	2/6/2020	–	–	–	–	–	–	14,056 (2)	$184,555
	2/6/2020	–	–	–	–	–	–	8,434 (6)	$110,738
	2/6/2020	–	–	–	7,028	14,055	21,083 (1)	–	$164,725 (3)
	12/3/2020	–	–	–	–	–	–	16,277 (5)	$233,575
Brian T. Nicholson	2/6/2020	–	–	–	–	–	–	17,116 (2)	$224,733
	2/6/2020	–	–	–	–	–	–	10,270 (6)	$134,845
	2/6/2020	–	–	–	8,558	17,166	25,674 (1)	–	$200,600 (3)

(1)
Represents grant of performance-based restricted stock units made on February 6, 2020 with market vesting conditions. Under the terms of the award agreement, the restricted stock units are scheduled to vest on December 31, 2022, with the ability to earn Paired Shares in a range of 0% to 150% of the awarded number of restricted stock units based on linear interpolation of the total shareholder return of a Paired Share relative to the total shareholder return of other publicly traded lodging companies identified in the award agreement.

(2)
Represents grant of service-based restricted stock units. Under the terms of the award agreement, one-third
of the restricted stock units vested on February 6, 2021 and one-third
are scheduled to vest on each of February 6, 2022 and February 6, 2023. For Mr. Nicholson,
two-thirds
of the award were forfeited on February 12, 2021.

(3)
Grant date fair value of restricted stock units with market vesting conditions assumes that awards will vest at target. If the highest levels of market conditions are achieved, grant date fair value would be higher.

(4)
Represents grant of service-based restricted stock units. Under the terms of the award agreement, one-third
of the restricted stock units are scheduled to vest on each of September 11, 2021, September 11, 2022 and September 11, 2023.

(5)
Represents grant of service-based restricted stock units. Under the terms of the award agreement, one-third
of the restricted stock units are scheduled to vest on each of December 31, 2021, December 31, 2022 and December 31, 2023.

(6)
Represents grant of service-based restricted stock units, which represents the non-cash
portion of the 2019 annual bonuses received in 2020 pursuant to the annual incentive program. Under the terms of the award agreement, all of the granted restricted stock units vested on February 6, 2021.

(7)
Represents grant of service-based restricted stock units. Under the terms of the award agreement, one-third
of the restricted stock units vested on January 13, 2021 and one-third
are scheduled to vest on each of January 13, 2022 and January 13, 2023.

Outstanding Equity Awards at Fiscal
Year-End
The following table summarizes the number of securities underlying the equity awards held by each of the NEOs as of the fiscal year ended December 31, 2020.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (1)		Market Value of Shares or Units of Stock That Have Not Vested (2)	Equity Incentive Plan Awards: Number of Unearned Paired Shares, Units or Other Rights that Have Not Yet Vested (3)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Paired Shares, Units or Other Rights That Have Not Vested (2)
Bruce N. Haase	150,066	(4)	$2,231,363	100,000		$1,481,000
David Clarkson	23,134	(5)	$342,615	4,855	(6)	$71,903
Kevin A. Henry	71,279	(7)	$1,055,642	31,046	(8)	$459,791
Kelly Poling	34,320	(9)	$508,279	18,195		$269,468
Christopher N. Dekle	47,886	(10)	$709,192	25,309	(11)	$374,826
Brian T. Nicholson	41,588	(12)	$615,918	30,921	(13)	$457,940

(1)
Vested restricted stock units will be settled on the 15th day of March (or, in any year when the 15th day of March falls on a non-business
day, the business day immediately prior to such date) following the applicable vesting date, except that (i) 84,000 restricted stock units of Mr. Haase will be settled upon the earliest of (1) the termination of Mr. Haase’s employment for any reason, (2) a Change in Control (as defined in the Amended and Restated Extended Stay America, Inc. Long-Term Incentive Plan), but only if such Change in Control constitutes a “change in the ownership or effective control” or a “change in ownership of a substantial portion of the assets” of the Company within the meaning of Section 409A of the Code or (3) March 15, 2022 and (ii) 916 restricted stock units of Mr. Dekle will be settled on the 15th day of September (or, in any year when the 15th day of September falls on a non-business
day, the business day immediately prior to such date) immediately following the applicable vesting date.

(2)	As of December 31, 2020, the fair market value of a Paired Share was $14.81.

(3)
The number of Paired Shares included in this column includes the target number of restricted stock units subject to vesting based on total shareholder return as described in the Grants of Plan-Based Awards Table.

(4)
Mr. Haase’s service-based restricted stock units are scheduled to vest as follows: (i) 7,000 on the last day of each month through and including December 31, 2021, (ii) 33,333 on November 22, 2021, and (iii) 33,333 on November 22, 2022. 33,334 restricted stock units, which vested on November 22, 2020 were settled on March 15, 2021 and 91,000 of Mr. Haase’s restricted stock units, which vested on the last day of each month between December 2019 and December 2020, will settle in the manner described in Footnote 1 of this table.

(5)
Mr. Clarkson’s service-based restricted stock units are scheduled to vest as follows: (i) 898 on February 6, 2022, (ii) 898 on February 6, 2023, (iii) 719 on February 7, 2022, (iv) 1,666 on September 11, 2021, (v)1,667 on September 11, 2022, (vi) 1,667 on September 11, 2023, (vii) 4,468 on December 31, 2021, (viii) 4,468 on December 31, 2022, and (ix) 4,469 on December 31, 2023. 2,214 of Mr. Clarkson’s restricted stock units, which vested in February 2021, were settled on March 15, 2021.

(6)	For Mr. Clarkson, the restricted stock units included in this column exclude 1,786 shares that vested at 100% based on relative total shareholder return, which were settled on March 15, 2021.

(7)
Mr. Henry’s service-based restricted stock units are scheduled to vest as follows: (i) 5,747 on February 6, 2022, (ii) 5,747 on February 6, 2023, (iii) 4,601 on February 7, 2022, (iv) 6,064 on December 31, 2021, (v) 6,064 on December 31, 2022, and (vi) 6,064 on December 31, 2023. 36,992 of Mr. Henry’s restricted stock units, which vested in February 2021, were settled on March 15, 2021.

(8)	For Mr. Henry, the restricted stock units included in this column exclude 11,396 shares that vested at 100% based on relative total shareholder return, which were settled on March 15, 2021.

(9)
Ms. Poling’s service-based restricted stock units are scheduled to vest as follows: (i) 5,695 on January 13, 2022, (ii) 5,695 on January 13, 2023, (iii) 5,744 on December 31, 2021, (iv) 5,755 on December 31, 2022, and (v) 5,755 on December 31, 2023. 5,696 shares of Ms. Poling’s restricted stock units, which vested in January 2021, were settled on March 15, 2021.

(10)
Mr. Dekle’s service-based restricted stock units are scheduled to vest as follows: (i) 4,685 on February 6, 2022, (ii) 4,685 on February 6, 2023, (iii) 3,751 on February 7, 2022, (iv) 916 on June 1, 2021, (v) 5,425 on December 31, 2021, (vi) 5,426 on December 31, 2022, and (vii) 5,426 on December 31, 2023. 17,572 of Mr. Dekle’s restricted stock units, which vested in February 2021, were settled on March 15, 2021.

(11)	For Mr. Dekle, the restricted stock units included in this column exclude 4,856 shares that vested at 100% based on relative total shareholder return, which were settled on March 15, 2021.

(12)
20,577 of Mr. Nicholson’s restricted stock units, which vested in February 2021, were settled on March 15, 2021. The remaining 21,011 of Mr. Nicholson’s restricted stock units were forfeited on February 12, 2021. 5,000 restricted stock units that vested on May 30, 2020 were settled on March 15, 2021.

(13)	For Mr. Nicholson, the restricted stock units included in this column were forfeited on February 12, 2021.
Stock Vested or Settled
The following table summarizes the vested or settled Paired Shares acquired by each of the NEOs during the fiscal year ended December 31, 2020.

	Stock Awards
Name	Number of Paired Shares Acquired on Vesting (#)	Value Realized on Settlement or Vesting ($) (1)
Bruce N. Haase	117,334	$1,623,776	(2)
David Clarkson	3,500	$46,513
Kevin A. Henry	34,848	$385,895
Kelly Poling	—	—
Christopher N. Dekle	10,696	$139,939
Brian T. Nicholson	5,000	$96,050

(1)	Represents the settlement date fair value of the Paired Shares received in settlement of vested restricted stock units granted under the Equity Incentive Plan, except as otherwise noted.

(2)
Represents the vesting date fair value of the 84,000 restricted stock units in respect of Mr. Haase’s base pay package that vested at the end of each month during the 2020 calendar year and the settlement date fair value of the Paired Shares in respect of the 33,334 time-based restricted stock units that vested in November 2020. The base compensation restricted stock units settle upon the earliest of (1) the termination of Mr. Haase’s employment for any reason, (2) a Change in Control (as defined in the Amended and Restated Extended Stay America, Inc. Long-Term Incentive Plan), but only if such Change in Control constitutes a “change in the ownership or effective control” or a “change in ownership of a substantial portion of the assets” of the Company within the meaning of Section 409A of the Code or (3) March 15, 2022.

Deferred Compensation Plan
The following table summarizes participation by Corporation’s NEOs in its defined contribution plan that provides for the deferral of compensation on a basis that is not tax-qualified:

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY (1)	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions (2)	Aggregate Balance at Last FYE
Bruce N. Haase	$—	$—	$—	$—	$—
David Clarkson	$18,894	$8,550	$10,588	$—	$183,879
Kevin A. Henry	$43,854	$4,275	$30,402	$—	$194,948
Kelly Poling	$—	$—	$—	$—	$—
Christopher N. Dekle	$22,997	$8,550	$24,572	$—	$157,232
Brian T. Nicholson	$—	$—	$—	$—	$—

(1)	Amounts included in this column are also reflected in “All Other Compensation” as reported in the Summary Compensation Table.

(2)	Withdrawals and distributions permitted after a minimum of two years after enrollment.
The Corporation’s nonqualified deferred compensation plan provides an opportunity for NEOs and other eligible associates to increase savings and retirement accumulation on a tax-advantaged
basis, beyond the limits of the Corporation’s 401(k) plan. The plan allows participants to defer (i) up to 50% of annual compensation from base compensation and up to 100% of annual compensation from earned incentive bonus, and (ii) any 401(k) plan contributions returned as a result of any failure of the 401(k) plan to pass non-discrimination
testing. The plan provides an alternative method for participants to save and invest on a pretax basis and utilize a diverse choice of investment options.
The Corporation matches 50% of base salary deferrals for the first 6% of base salary deferred. Match contributions are capped at the lesser of (i) 3% of base salary or (ii) amounts deferred beyond $285,000 of a participant’s total annual compensation.
Distributions can be made upon separation from service, unforeseeable emergency, disability or death, or an in-service
specified date. Distribution timing is elected by the plan participant at the time of enrollment. The participant selects investment funds from a broad range of options. Earnings and losses on each account are determined based on the performance of the investment funds selected by the participant.
Potential Payments Upon Termination or Change in Control
The summary description and tables below describe the arrangements that were in effect for each of the Corporation’s NEOs as of December 31, 2020. As of such date, each of the NEOs was subject to the terms of the Executive Severance Plan.

Executive Severance Plan
The Executive Severance Plan provides that in the event a participant with the title of Executive Vice President or above is terminated without Cause or by the participant for Good Reason, the participant shall be entitled to the following payments and benefits (collectively, the “Severance Plan Benefits”), subject to execution and delivery of a release of claims:

•
a cash payment equal to the sum of (A) 1.0 x annual base salary in effect immediately prior to the date of termination, and (B) 1.0 x target annual bonus for the year in which termination occurs, payable in a single lump sum within sixty (60) days following the date of termination (for the CEO, 1.5 x in both instances);

•
continued eligibility to participate in ESA Management’s group health plans pursuant to COBRA, provided, that, for 12 months following the date of termination, the participant shall be responsible for the payment of the portion of the costs associated with such health coverage continuation equal to the amount paid by an active employee for similar coverage and ESA Management shall pay the balance of the cost for such coverage, provided, further, that ESA Management’s obligation to pay such balance shall cease if the participant becomes eligible to receive group health benefits under a program of a subsequent employer or otherwise; and

•	payment for executive outplacement services provided by a firm to be determined by ESA Management in its sole discretion for a period of six months following the date of termination.
Pursuant to the Executive Severance Plan, each of the Corporation’s NEOs is bound by perpetual confidentiality and non-disparagement
restrictions, and
non-solicitation
and
non-competition
restrictions that extend for the
one-year
period following a termination by ESA Management without Cause or by the participant for Good Reason.
Treatment of Equity Awards Upon Termination of Employment or Upon a Change in Control
In the event of a termination of employment for any reason, all unvested time-based RSUs and unvested performance-based RSUs generally shall be forfeited without consideration as of the date of such termination, subject to treatment upon or in connection with a Change in Control, as set forth below.
With respect to RSUs granted since 2018, in the event the grantee’s employment is terminated without Cause (x) and a Change in Control occurs within the
Pre-CIC
Period (as defined below), the NEO’s unvested time-based RSUs and unvested rTSR RSUs shall become fully vested upon such Change in Control; and (y) on the date of or during the two-year
period following a Change in Control, all unvested Time-Based RSUs and unvested rTSR RSUs shall become vested on the date of such termination (with respect to each of (x) and (y), the rTSR RSUs to become vested at the target performance level). The
“Pre-CIC
Period” is the period beginning on the date the NEO is terminated without Cause and ending on the earlier of (i) the date that is six months following such termination and (ii) March 15th of the calendar year following the calendar year in which such termination occurs.
With respect to RSUs granted prior to 2018, upon a Change in Control, with respect to each of the Corporation’s NEOs, restricted stock units which are not vested as of the date of the Change in Control would vest immediately upon such Change in Control.
The following tables show the amounts that would be payable to each NEO under the Executive Severance Plan in connection with the scenarios described below:
Upon Termination by ESA Management without Cause or by the Executive for Good Reason

Name	Base Salary	Bonus Amount	Benefits Continuation (1)	Equity Acceleration (2)	Total
Bruce N. Haase (3)(4)	$2,700,000	$—	$3,400	$—	$2,703,400
David Clarkson	$350,000	$350,000	$24,515	$—	$724,515
Kevin A. Henry	$473,800	$473,800	$21,946	$—	$969,546
Kelly Poling	$390,000	$390,000	$24,515	$—	$804,515
Christopher N. Dekle	$386,250	$386,250	$23,135	$—	$795,635
Brian T. Nicholson (5)	$470,350	$—	$21,946	$—	$492,296

Upon Termination by ESA Management without Cause or by the Executive for Good Reason in connection with a Change in Control

Name	Base Salary	Bonus Amount	Benefits Continuation (1)	Equity Acceleration (2)	Total
Bruce N. Haase (3)(4)	$2,700,000	$—	$3,400	$3,712,363	$6,415,763
David Clarkson	$350,000	$350,000	$24,515	$414,517	$1,139,032
Kevin A. Henry	$473,800	$473,800	$21,946	$1,515,433	$2,484,979
Kelly Poling	$390,000	$390,000	$24,515	$777,747	$1,582,262
Christopher N. Dekle	$386,250	$386,250	$23,135	$1,084,018	$1,879,653
Brian T. Nicholson	N/A	N/A	N/A	N/A	N/A

(1)
Amounts in this column represent the value of the benefits continuation and executive outplacement services provided under the Executive Severance Plan. Each of the executives is entitled to receive $3,400 for six months of outplacement services and those amounts are included in the “Benefit Continuation” column.

(2)
Amounts in this column represent the value of the acceleration of restricted stock units which were outstanding as of December 31, 2020. As of December 31, 2020, the fair market value of a Paired Share was $14.81.

(3)
If Mr. Haase experiences a Qualifying Termination (as defined in the Executive Severance Plan), he will be entitled to a cash payment in the amount of $2,700,000 through December 31, 2021 (and, as of January 1, 2021, that amount was increased to $3,000,000 pursuant to the offer letter of continued employment, dated February 8, 2021, as described in the section entitled “Actions in 2021”) and in such as amounts thereafter as mutually agreed to with the Boards of Directors of the Corporation and ESH REIT, subject to Mr. Haase’s execution and non-revocation
of a Release Agreement (as defined in the Executive Severance Plan) and continued compliance with the restrictive covenants contained in the Executive Severance Plan. If Mr. Haase experiences a Qualifying Termination after December 31, 2021, the severance amount will be 150% of his base compensation as agreed to with the Boards of Directors of the Corporation and ESH REIT, and if there is no agreement on Mr. Haase’s base compensation, the amount shall be no less than $2,700,000 (and, as of January 1, 2021, $3,000,000).

(4)
If Mr. Haase is terminated without Cause (as defined in the Long Term Incentive Plan), before the last day of a calendar month, then the 7,000 restricted stock units (and, as of January 1, 2021, that amount was increased to a total of 8,333 restricted stock units) payable in respect of his base pay that are applicable to that given month will vest on a pro rata basis through his termination date. The amount of those restricted stock units is not included in either of these tables for purposes of these calculations.

(5)
Mr. Nicholson’s termination of employment was treated as a Qualifying Termination for purposes of the Corporation’s Executive Severance Plan (with such term as defined in the Executive Severance Plan). As such, following Mr. Nicholson’s execution, non-revocation,
and reaffirmation of a release of claims in favor of the Corporation and its affiliates, he became entitled to and, as of February 12, 2021, received a single lump-sum
severance payment of $470,350 and began receiving benefit continuation in the amount of $21,946, in accordance with the terms of the Executive Severance Plan.

For purposes of the equity awards, the terms below are generally defined as follows:

•
“Change in Control”
is defined in the LTIP and generally means the occurrence of any of the following events with respect to the Corporation: (a) any person (other than any person in connection with a non-control
transaction as defined below) acquires securities of the Corporation representing fifty percent or more of the combined voting power of the Corporation’s then-outstanding voting securities; (b) a majority of the members of the board of directors is replaced by directors whose appointment or election is not endorsed by a majority of the members of the board of directors serving immediately prior to such appointment or election; (c) any merger, consolidation or reorganization, unless shareholders immediately before such merger, consolidation or reorganization continue to own at least a majority of the combined voting power of such surviving entity following the transaction; (d) a complete liquidation or dissolution; or (e) sale or disposition of all or substantially all of the assets. A
“non-control
transaction” generally includes any transaction in which (a) shareholders immediately before such transaction continue to own at least a majority of the combined voting power of such resulting entity following the transaction; (b) a majority of the members of the board of directors immediately before such transaction continue to constitute at least a majority of the board of the surviving entity following such transaction; or (c) with certain exceptions, no person other than any person who had beneficial ownership of more than fifty percent of the combined voting power of the Corporation’s then-outstanding voting securities immediately prior to such transaction has beneficial ownership of more than fifty percent of the combined voting power of the surviving entity’s outstanding voting securities immediately after such transaction.

For purposes of the Executive Severance Plan, the terms below are generally defined as provided below:

•
“Cause”
means with respect to the termination of a participant by ESA Management, such participant’s (i) refusal or neglect to perform substantially his employment-related duties or services, (ii) personal dishonesty, incompetence, willful misconduct or breach of fiduciary duty, (iii) indictment for, conviction of or entering a plea of guilty or nolo contendere to a crime constituting a felony or his willful violation of any applicable law (other than a traffic violation or other offense or violation outside of the course of employment or services to the Company which does not adversely affect the Company or its reputation or the ability of the participant to perform his employment-related duties or services or to represent the Company), (iv) failure to reasonably cooperate, following a request to do so by the Company, in any internal or governmental investigation of the Company or (v) material breach of any written covenant or agreement with the Company not to disclose any information pertaining to the Company or not to compete or interfere with the Company.

•
“Good Reason”
means any of the following, without the participant’s written consent: (a) a material diminution in a participant’s base salary; (b) a material diminution in a participant’s authority, duties or responsibilities; (c) a material change in the geographic location at which the participant must perform the services; or (d) any other action or inaction that constitutes a material breach by the service recipient of the agreement under which the participant provides services; provided, however, that a termination by the participant for any of the reasons listed in (a) through (d) above shall not constitute termination for Good Reason unless the participant shall first have delivered to ESA Management written notice setting forth with specificity the occurrence deemed to give rise to a right to terminate for Good Reason (which notice must be given no later than sixty (60) days after the initial occurrence of such event), and ESA Management fails to cure such event within thirty (30) days after receipt of this written notice. The participant’s employment must be terminated for Good Reason within one hundred twenty (120) days after the occurrence of an event of Good Reason. A resignation by the participant for Good Reason effectively constitutes an involuntary separation from service within the meaning of Section 409A of the Code and Treas. Reg.
Section 1.409A-1(n)(2).
Good Reason shall not include the participant’s death or disability
(1)
.

(1)
Mr. Haase’s offer letter amends the definition of Good Reason under the Executive Severance Plan as applicable to Mr. Haase as follows: for the period commencing after December 31, 2021, a “material diminution in Participant’s base salary” will be replaced with a “material diminution in the total value of Participant’s annual Base Compensation (i.e., 7,000 x 12 x the Company’s closing share price on December 2, 2019 plus $100,000),” unless the Corporation, ESH REIT, and Mr. Haase mutually agree in writing otherwise. The definition was further amended pursuant to the offer letter of continued employment and the details of which are more fully described in the Current Report on Form
8-K
filed by the Company on February 9, 2021.

CEO Pay Ratio
The Corporation’s CEO Pay Ratio was calculated in compliance with the requirement set forth in Item 402(u) of
Regulation S-K.
In accordance with the SEC rules, we used a consistently applied compensation measure across the Corporation’s entire employee population (other than Mr. Haase) to determine the compensation of the median employee as of December 31, 2020. For our consistently applied compensation measure, we used
W-2
compensation (excluding amounts attributable to the settlement of equity awards) of all associates other than Mr. Haase (all of whom are full-time) employed during 2020. We then calculated the median employee’s compensation in a similar manner as calculated for the named executive officers in the Summary Compensation Table. The total annualized compensation for Mr. Haase was $1,262,671, compared to the annual total compensation of the median employee of $27,491, yielding a ratio of 46:1.

EXECUTIVE COMPENSATION—ESH REIT
ESH REIT’s executive compensation program uses a balanced performance measurement framework that is aligned with the key drivers of ESH REIT’s performance and stockholder value creation. This executive summary provides an overview of ESH REIT’s fiscal 2020 performance, compensation framework and pay actions, targeted total direct compensation and CEO pay for performance alignment. 2020 represented a pivotal year of change for ESH REIT, including the completion of Mr. Haase’s first full year as CEO, the departure of a Chief Financial Officer who was replaced by a long-term executive in the Company’s finance organization, and promotions of certain Senior Vice Presidents.
The Board of ESH REIT believes that the current executive leadership team are well qualified to lead ESH REIT. Mr. Haase has more than 20 years of lodging experience with particular expertise in the extended stay hotel segment encompassing brand strategy, franchising, operations, and hotel development. During his first year as ESH REIT’s CEO, Mr. Haase fully immersed himself in ESH REIT’s operations by meeting and holding discussions with employees, members of the leadership team, franchisees, investors, and members of the Board. Mr. Haase has brought energy, focus, and accountability to ESH REIT, which has helped to focus and shape ESH REIT’s immediate and long-term strategic plans.
2020 was a unique year full of challenges for the Company, its associates, franchisees and the communities in which it operates. In response to the
COVID-19
pandemic, the Company and ESH REIT took early action and implemented comprehensive protocols to protect the health and safety of its associates and guests. ESH REIT implemented a short-term cash preservation strategy including a reduction in salary for its NEOs. Despite the significant challenges posed by the pandemic, 2020 included many achievements including all of the Company’s hotels remaining open. While the financial performance was adversely impacted by the
COVID-19
pandemic, starting in third quarter and continuing into fourth quarter, the Company returned to system-wide pre-COVID-19
occupancy levels and saw consecutive weeks of RevPAR index gains throughout the year.
Compensation Discussion and Analysis (“CD&A”)
This CD&A explains ESH REIT’s executive compensation program for its NEOs listed below. The CD&A also describes the process followed by ESH REIT’s Compensation Committee for making pay decisions, as well as its rationale for specific decisions related to 2020 compensation.
2020 CD&A
At-a-Glance
This year’s CD&A again reviews the objectives and elements of the ESH REIT’s executive compensation program and discusses the 2020 compensation earned by the ESH REIT’s NEOs. During 2020, the Corporation:

•	seamlessly transitioned Mr. Clarkson into the role of Chief Financial Officer effective September 11, 2020;

•	continued to include double-trigger change-in-control vesting and clawback provisions in all 2020 equity grants; and

•	continued to avoid performance measures that were duplicated in its incentive plans and maintained the weighting of relative Total Shareholder Return (rTSR) in its long-term plan.
2020 saw positive financial results during a very difficult lodging environment as a result of the
COVID-19
pandemic. ESH REIT outperformed its competitive sets and its midscale extended stay competitors last year and made significant progress executing on many of its long term strategies. More information about these actions, the Company’s and ESH REIT’s 2020 business achievements, and the resulting compensation actions taken by ESH REIT’s Compensation Committee are summarized in the following narrative.

In 2020, ESH REIT’s NEOs were:

Name	Title
Bruce N. Haase	President and Chief Executive Officer
David Clarkson (1)	Chief Financial Officer
Judi Bikulege	Chief Investment Officer
Christopher N. Dekle	General Counsel and Corporate Secretary
Howard J. Weissman	Corporate Controller and Chief Accounting Officer
Brian T. Nicholson (2)	Former Chief Financial Officer

(1)	On September 10, 2020, the Board approved the appointment of Mr. Clarkson as Chief Financial Officer, effective September 11, 2020.

(2)	Mr. Nicholson resigned from his position as Chief Financial Officer on September 10, 2020, effective as of September 11, 2020.
Executive Summary
2020
Say-On-Pay
ESH REIT takes into account the feedback it receives from its major shareholders. At its 2020 Annual Meeting of Shareholders, more than 99% of shares cast voted to approve ESH REIT’s compensation in the advisory vote on executive compensation. Overall, and consistent with the say-on-pay
results, shareholders are supportive of ESH REIT’s executive compensation program and its direction and there have been no major changes made to the program.
2020 CEO Compensation
Mr. Haase was appointed as President and Chief Executive Officer of ESH REIT and the Corporation and as a director of the Corporation, effective as of November 22, 2019. The Compensation Committee in consultation with Mr. Haase structured his compensation to set the appropriate tone and motivation for Mr. Haase during the initial phase of his tenure as President and Chief Executive Officer. To align more closely with shareholders, ninety-seven percent (97%) of his 2020 compensation is in restricted stock units (“RSUs”). Mr. Haase directly participates, in the same way as the Company’s shareholders, in any increase or decrease in value of the paired shares. Except as provided otherwise below, for the 2020 calendar year, Mr. Haase was entitled to an annual base salary in cash at the rate of $100,000 per annum and, with respect to the 175,000 restricted stock units granted to him under the terms of the Amended and Restated Extended Stay Long Term Incentive Plan (“LTIP”) in connection with his commencement of employment, Mr. Haase vested in respect of 84,000 Paired Shares during the 2020 calendar year. Mr. Haase did not participate in the annual bonus program in respect of 2020 service; however, he will be eligible to participate in 2021 and receive an annual bonus as described in the section entitled “Actions in 2021.” For the calendar year 2021, the RSUs granted to Mr. Haase at the commencement of his employment will continue to vest in respect of 7,000 Paired Shares on the last day of each calendar month, and the RSUs granted to him as part of his offer letter of continued employment, effective January 1, 2021, will vest in respect of 1,333 Paired Shares on the last day of each calendar month in 2021 and 8,333 Paired Shares at the end of each calendar month in 2022, respectively, subject to Mr. Haase’s continued employment on each vesting date. Due to the impact of the
COVID-19
pandemic on the Company’s business, on April 4, 2020, Mr. Haase agreed to a twenty percent (20%) reduction in the cash portion of his annual base salary through December 31, 2020. As of January 1, 2021, Mr. Haase’s compensation was restored to its pre-COVID
19 levels and, pursuant to his offer letter of continued employment, the cash-based portion and equity-based portion of his compensation increased as described in more detail in the section entitled “Actions in 2021.”
Commencing in 2021, Mr. Haase became eligible for and received a grant of equity-based grants pursuant to the LTIP in an amount determined by the Compensation Committees of the Corporation and ESH REIT (other than the offer letter of continued employment entered into with Bruce N. Haase, the details of which are more fully described in the current report on Form 8-K filed by the Company on February 9, 2021).
Executive Officer Transition Information
On September 10, 2020, Mr. Nicholson entered into a separation letter agreement with ESH REIT and resigned from the position of Chief Financial Officer effective as of September 11, 2020. During the period from September 11, 2020 through February 12, 2021, Mr. Nicholson served as an advisor to ESH REIT under the terms and conditions of his pre-existing
arrangements. As such, Mr. Nicholson continued to receive his base salary and to vest in his outstanding equity-based awards through February 12, 2021. Following his execution and non-revocation
of a release of claims, Mr. Nicholson received benefits provided under the Executive Severance Plan, which included cash severance, health plan benefit continuation and outplacement services.

Compensation Practices & Policies
We believe ESH REIT’s compensation practices and policies promote sound compensation governance and are in the best interests of shareholders and ESH REIT’s executives:
Executive Compensation Program Guidelines
Philosophy
The philosophy underlying ESH REIT’s executive compensation program is to employ the best available leaders in our industry to ensure execution of ESH REIT’s business goals, promote both short-and
long-term profitable growth of ESH REIT, and create long-term shareholder value. To this end, other than for the President and Chief Executive Officer, whose compensation is substantially tied to the long-term value of the Company’s Paired Shares (please see “2020 CEO Compensation” for a discussion on the President and Chief Executive Officer’s compensation package), ESH REIT’s program is grounded by the following guiding principles:

Pay for Performance	A significant portion of an NEO’s total compensation should be variable and dependent upon the attainment of certain specific and measurable annual and long- term business performance objectives.

Shareholder Alignment	NEOs should be compensated through pay elements (base salaries, annual and long-term equity incentives) designed to create long-term value for shareholders, as well as foster a culture of ownership.

Attraction and Retention	The executive compensation program should enable ESH REIT to attract highly-talented people with exceptional leadership capabilities and retain high-caliber talent.
Elements of Compensation
ESH REIT’s compensation philosophy is supported by the following principal compensation elements:

Base salary	Base salary provides a predictable level of current income to provide the NEO with a certain amount of stability and assists ESH REIT in attracting and retaining qualified executives.

Performance-based annual incentive opportunity	The annual incentive program is designed to reward the NEOs for achieving critical, short-term financial performance goals, as well as achieving individual objectives.

Long-term equity- based awards	Grants of time-based and performance-based restricted stock units under the Amended and Restated ESH Hospitality Long-Term Incentive Plan (the “Equity Incentive Plan”) provide incentives for NEOs to execute on longer-term financial/strategic goals that drive shareholder value creation and support ESH REIT’s retention strategy.

Participation in general employee benefit programs	A standard package of employee benefits is maintained by the Corporation’s subsidiary, ESA Management, LLC (“ESA Management”) to provide employees, including the NEOs, with retirement savings opportunities, medical coverage and other reasonable welfare benefits.

Decision-Making Process
The Role of the Compensation Committee
The Compensation Committee oversees the executive compensation program for ESH REIT’s NEOs. The Compensation Committee consists entirely of independent non-employee
members of the Board. The Compensation Committee works closely with its independent consultant and management to examine the effectiveness of ESH REIT’s executive compensation program throughout the year. Details of the Compensation Committee’s authority and responsibilities are specified in the Compensation Committee’s charter, which may be accessed at the investor relations section of the Company’s website at www.aboutstay.com.
The Compensation Committee makes all final compensation and equity award decisions regarding ESH REIT’s NEOs. The Compensation Committee, together with management, also reviews ESH REIT’s compensation practices and policies with regard to risk management and has determined that there are no policies or practices that are likely to lead to excessive risk-taking or have a material adverse effect on ESH REIT.
The Role of Management
While only Compensation Committee members make decisions regarding executive compensation, at the request of the Compensation Committee, members of ESH REIT’s senior management team typically attend meetings during which executive compensation, company and individual performance, and competitive compensation levels and practices are discussed and evaluated. The Compensation Committee also receives recommendations from the CEO regarding the compensation of ESH REIT’s other executive officers, including the other NEOs. The CEO does not participate in the deliberations of the Compensation Committee regarding his own compensation.
The Role of the Independent Consultant
Pursuant to authority granted to it under its charter, the Compensation Committee engages Pearl Meyer as its independent compensation consultant to provide expertise on competitive pay practices, program design, and an objective assessment of any inherent risks of any programs. Pearl Meyer reports directly to the Compensation Committee and does not provide any additional services to management. The Compensation Committee has conducted an independence assessment of Pearl Meyer in accordance with SEC rules and has determined that work performed by Pearl Meyer does not create a conflict of interest.
The Role of Peer Groups
As part of ESH REIT’s compensation philosophy, ESH REIT’s executive compensation program is designed to attract, motivate and retain its NEOs in an increasingly competitive and complex talent market. As such, the Compensation Committee evaluates industry-specific and general market compensation practices and trends to ensure that the program remains appropriately competitive.
For all of the NEOs, cash compensation amounts have been set to provide a certain degree of financial security at levels that are believed to be competitive for similar positions in the marketplace in which ESH REIT competes for management talent. In addition, the annual incentive program has been designed to meaningfully reward strong annual Company performance, in order to motivate participants to strive for the Company’s continued growth and profitability. In 2020, the compensation program continued to support the Company’s long-range business goals and growth strategies.
The Compensation Committee periodically considers publicly-available data for informational purposes when making its compensation-related decisions. However, market data is not the sole determinant of ESH REIT’s practices or executive compensation levels. When determining base salaries and incentive opportunities for the NEOs, the Compensation Committee also considers the performance of ESH REIT and the individual, the nature of an individual’s role within ESH REIT, as well as experience and contributions in his or her current role.
Each year, with the support of Pearl Meyer, the Compensation Committee reviews the previous year’s peer group to ensure it remains valid for benchmarking purposes and makes adjustments as necessary to reflect changes in business strategy and circumstances (e.g. acquisitions or mergers).

For purposes of setting compensation for new hires in 2020, the Compensation Committee, based on recommendations from Pearl Meyer, approved the following Compensation Peer Group, which includes the seventeen
C-Corp
peer companies and eleven REIT peer companies listed below.

C-Corp Peers	REIT Peers
Boyd Gaming Corporation	Apple Hospitality Trust, Inc.
Brinker International, Inc.	Ashford Hospitality Trust, Inc.
Cedar Fair, L.P.	DiamondRock Hospitality Company
Choice Hotels International, Inc.	Host Hotels & Resorts, Inc.
Churchill Downs Incorporated	LaSalle Hotel Properties
Dave & Buster’s Entertainment, Inc.	MGM Growth Properties LLC
Dine Brands Global, Inc.	Park Hotels & Resorts, Inc.
Dunkin Brands Group, Inc.	RLJ Lodging Trust
Hilton Grand Vacations, Inc.	Ryman Hospitality Properties, Inc.
Hyatt Hotels Corporation	Sunstone Hotel Investors, Inc.
Marriott Vacations Worldwide Company	Xenia Hotels & Resorts, Inc.
Red Rock Reports, Inc.
SeaWorld Entertainment, Inc.
Six Flags Entertainment Corporation
The Wendy’s Company
Vail Resorts, Inc.
Wyndham Hotels & Resorts, Inc.
2020 Executive Compensation Program in Detail
Base Salary
Base salary is considered together with the annual cash incentive opportunity as part of a cash compensation package. Generally, ESH REIT believes that the base salary level should be aligned with the NEO’s position, duties and experience, be reasonable relative to the other NEOs’ base salaries and be set at a level that is competitive as compared to salaries for similar positions within companies or markets from which it recruits talent.
The Compensation Committee reviews the compensation of each of the NEOs each year, including base salary, and makes changes based on performance and a review of market compensation. As a result of the
COVID-19
pandemic and its related impact on the ESH REIT’s business operations, the Compensation Committee did not make any salary increases in 2020. Mr. Haase’s compensation was reduced by twenty percent (20%) from April 4, 2020 through December 31, 2020 due to the impact of
COVID-19
on the Corporation’s business. Other than Messrs. Haase and Weissman, all of the other NEOs base salaries were reduced by twenty percent (20%) as of April 4, 2020 through the end of the second quarter.

NEO	Salary Through May 27, 2020	Salary Adjustment %	Salary Adjustment $	Salary Effective May 27, 2020
Bruce N. Haase	$100,000	0.00%	—	$100,000
David Clarkson (1)	$246,963	0.00%	—	$246,963
Christopher N. Dekle	$386,250	0.00%	—	$386,250
Judi Bikulege (2)	$300,000	0.00%	—	$300,000
Howard J. Weissman	$267,730	0.00%	—	$267,730
Brian T. Nicholson	$470,350	0.00%	—	$470,350

(1)	On September 11, 2020, Mr. Clarkson’s base salary was increased to the annual rate of $350,000 per annum in connection with his promotion to Chief Financial Officer.

(2)	Ms. Bikulege was promoted to Chief Investment Officer on March 7, 2020. Prior to March 7, 2020, the annual rate of Ms. Bikulege’s base salary was $257,500 per annum.
Pursuant to the terms of Mr. Haase’s offer letter, effective as of November 22, 2019, his base compensation consists of cash in the amount of $100,000 per annum and a grant of 175,000 restricted stock units, which vest in respect of 7,000 Paired Shares on the last day of each calendar month through the end of December 2021.
As discussed in “Actions in 2021,” Mr. Haase’s base compensation package increased effective as of January 2021. The determination to grant to Mr. Haase equity-based payments as part of his base compensation was structured to tie his pay to the performance of the Company’s stock over time. ESH REIT’s determination of the number of restricted stock units granted to Mr. Haase was based on the value of the per share price of the Company’s Paired Shares on or about the date that Mr. Haase was appointed as the Chief Executive Officer and President.
Annual Cash Incentive Awards
The 2020 Annual Incentive Program provided ESH REIT’s NEOs the opportunity to earn a performance-based annual cash bonus. Actual award payouts depend on the achievement of pre-established
performance objectives and can range from 0% to 200% of target award amounts. For 2020, each of Messrs. Clarkson, Dekle and Nicholson and Ms. Bikulege, was eligible to earn a target annual award equal to 100% of his annual base salary. Mr. Weissman was eligible to earn a target annual award equal to 35% of his annual base salary. Under the terms of his offer letter, Mr. Haase was not eligible to earn an annual award or an annual cash bonus for the 2020 performance period. The Compensation Committee also considered market data in setting the following threshold, target and maximum award opportunities for 2020:

Annual Incentive Opportunity
NEO	Base Salary		Threshold (50% of Target)	Target	Maximum (200% of Target)
Bruce N. Haase	$100,000	(1)	N/A	N/A	N/A
David Clarkson	$272,722	(2)	$71,533	$143,037	$286,133
Christopher N. Dekle	$386,250		$193,125	$386,250	$772,500
Judy Bikulege	$300,000		$150,000	$300,000	$600,000
Howard J. Weissman	$267,730		$46,853	$93,706	$187,411
Brian T. Nicholson	$470,350		$235,175	$470,350	$940,700

(1)
In addition to the cash-based portion of Mr. Haase’s base salary, in December 2019, Mr. Haase also was granted 175,000 restricted stock units, which vest in respect of 7,000 Paired Shares on the last day of each calendar month through the end of December 2021, as further discussed under the “Base Salary” section above. Mr. Haase was not entitled to receive an award in respect of the Annual Incentive Program under the terms of his offer letter for 2020.

(2)
For the period of January 1, 2020 through September 10, 2020, Mr. Clarkson’s target bonus was 30% of base salary. Following his promotion to Chief Financial Officer on September 11, 2020 through the end of December 31, 2020, Mr. Clarkson’s target bonus was increased to 100% of base salary. For purposes of this table, Mr. Clarkson’s base salary and target bonus opportunity is prorated based on the number of days he worked as Vice President and Chief Financial Officer in 2020.

Due to the timing of
COVID-19
pandemic and financial uncertainty, the Compensation Committee did not adopt a 2020 Adjusted EBITDA goal for the annual bonus program. Instead the Compensation Committee’s 2020 short-term incentive program provided that Mr. Haase was permitted, in his sole discretion, to recommend a cash bonus for each of the NEOs capped at a maximum of 100% of individual’s salary (35% in the case of Mr. Weissman) based on an evaluation of the individual’s performance against management objectives and subject to the Compensation Committee’s final approval of recommendation. In 2021, the Compensation Committee has returned to the annual bonus plan based on (1) the achievement of the Company’s Adjusted EBITDA goal and (2) the executive’s individual performance contributions toward the achievement of the Company’s Adjusted EBITDA goal.
Mr. Haase and the Compensation Committee considered several factors in determining the discretionary bonuses. Key considerations included:

•	the extraordinary nature of the COVID-19 pandemic and its impact on the United States economy and the hospitality industry in particular;

•	each of the NEOs significant efforts to swiftly adapt during the pandemic to ensure the safety and health of the Company’s associates and guests;

•	continue to focus on ESH REIT’s longer-term strategic objectives;

•	management’s effectiveness in significantly improving the Corporation’s cash and liquidity position despite the pandemic;

•	the rapid return to ESH REIT’s pre-COVID-19 pandemic occupancy;

•	all of the Company’s hotels operating;

•	virtualization of the Hotel Support Center with no degradation of service to the Company’s hotel sites or to operating performance; and

•	the importance of retaining and motivating ESH REIT’s key executives given their tremendous efforts in light of the extraordinary nature of the pandemic.
Based on the above results, the Compensation Committee concurred with Mr. Haase’s recommendation to approve an annual bonus of ninety (90%) percent of the target annual award for each NEO. Under this award, each of Messrs. Clarkson, Dekle, Weissman, and Ms. Bikulege, earned cash bonuses of $183,800, $347,625, $98,850, and $315,000, respectively, which were paid in 2021.
Equity Incentive Awards
ESH REIT’s NEOs are eligible for long-term equity incentives, all of which are issued under the terms of ESH REIT’s Equity Incentive Plan, which is designed to provide incentives for NEOs to execute on longer-term financial/strategic goals that drive shareholder value creation and support ESH REIT’s retention strategy. To this end, ESH REIT’s approach to long-term incentive compensation includes a combination of performance-based and time-vested equity awards. The following table summarizes grants made in 2020.

Type of Equity Award	Weighting	Description
Performance-Based Restricted Stock Units	50%	The entire performance award vests based on rTSR against a group of peer companies over a three-year performance period.
Service-Based Restricted Stock Units	50%	The service-based awards vest one-third per year over three years.
The table below shows the long-term incentive award values granted for fiscal 2020 for each of the NEOs (as presented in the Grants of Plan-Based Awards Table).

NEO	Performance- Based RSUs (rTSR)		Time-Based RSUs		Total Value
Bruce N. Haase	100,000		N/A		$1,172,000
David Clarkson	2,696		21,101	(1)	$331,107
Christopher N. Dekle	14,055		38,767	{2)	$693,593
Judi Bikulege	9,372		23,735	(3)	$411,515
Howard J. Weissman	2.923		10,999	(4)	$178,877
Brian T. Nicholson	17,116	(5)	27,386	(5)	$560,178

(1)
Mr. Clarkson was granted the following time-vesting restricted stock unit awards: (x) 2,696 restricted stock units on February 6, 2020 in respect of his 2020 annual grant, (y) 5,000 restricted stock units on December 3, 2020 in respect of his sign-on
restricted stock unit grant made in connection with his appointment as Chief Financial Officer, and (z) 13,405 restricted stock units on December 3, 2020 in respect of his time-based restricted stock unit 2021 annual grant.

(2)
Mr. Dekle was granted the following time-vesting restricted stock unit awards: (x) 14,056 restricted stock units on February 6, 2020 in respect of his 2020 annual grant subject to a three-year time-vesting schedule, (y) 8,434 restricted stock units on February 6, 2020 subject to a one-year
time-vesting schedule, and (z) 16,277 restricted stock units on December 3, 2020 in respect of his time-based restricted stock unit 2021 annual grant.

(3)
Ms. Bikulege was granted the following time-vesting restricted stock unit awards: (x) 5,622 restricted stock units on February 6, 2020 in respect of her 2020 annual grant subject to a three-year time-vesting schedule, (y) 3,750 restricted stock units on March 9, 2020 in respect of her appointment to Chief Investment Officer and (y) 14,362 restricted stock units on December 3, 2020 in respect of her time-based restricted stock unit 2021 annual grant.

(4)
Mr. Weissman was granted the following time-vesting restricted stock unit awards: (x) 2,923 restricted stock units on February 6, 2020 in respect of his 2020 annual grant subject to a three-year time-vesting schedule, (y) 5,000 restricted stock units on September 11, 2020 subject to a one-year
time-vesting schedule, and (z) 3,076 restricted stock units on December 3, 2020 in respect of his time-based restricted stock unit 2021 annual grant.

(5)
Mr. Nicholson was granted the following time-vesting restricted stock unit awards: (x) 17,116 restricted stock units on February 6, 2020 in respect of his 2020 annual grant subject to a three-year time-vesting schedule, (y) 10,270 restricted stock units on February 6, 2020 subject to a one-year
time-vesting schedule. In connection with Mr. Nicholson’s termination of employment all of his performance-vesting restricted stock units and the unvested portion of his time-vesting restricted stock units were forfeited.

2020-2022 Relative Total Shareholder Return Grants
rTSR: 2020-2022 Performance Cycle.
The performance-based restricted stock units granted in February 2020 are subject to rTSR targets (“rTSR RSUs”) and are eligible to vest at the end of a three-year performance period based on the rTSR of the Company as compared to the results of a specific peer group (see list below) during the three-year performance period. Payouts can range from 0% to 150% based on the Company’s TSR achievement versus that of the peer group. If the Company’s TSR is negative, the maximum payout is limited to 100%.

Performance Level	Performance Ranking	Paired Shares Earned as a Percentage of Target
< Threshold	< 35th percentile	0%
Threshold	35th percentile	50%
Target	Median	100%
Maximum	75th percentile	150%

*	Straight-line interpolation is applied for performance between threshold and target, and target and maximum, subject to a maximum payout of 100% if the Company’s TSR is negative.
With respect to the rTSR RSUs granted in February 2020, the specific comparator group consisted of the following 17 companies: Ashford Hospitality Trust, Braemar Hotels & Resorts Inc., Chatham Lodging Trust, Choice Hotel International, DiamondRock Hospitality, Hersha Hospitality Trust, Hilton Worldwide Holdings, Host Hotels and Resorts, Hyatt Hotels, Marriott International, RLJ Lodging Trust, Service Properties Trust (f/k/a Hospitality Properties Trust), Summit Hotel Properties, Sunstone Hotel Investors, CorePoint Lodging, Park Hotels & Resorts, and Wyndham Hotels & Resorts.
Achievement of Vesting for Prior Year Awards
As described above, for 2018, 2019, and 2020 equity award grants, 100% of the performance-based portion of long-term incentive compensation vests at the end of a three-year performance period based on the rTSR of the Company as compared to the results of a specific peer group selected for the year in which the award is granted.

The Compensation Committee also determined that the rTSR RSUs granted in 2018 was 125% as compared against the relevant peer group over the three-year period of 2018 through 2020 but per the grant agreement if absolute TSR is negative the maximum achievement is capped at 100%. Absolute TSR was negative, so the Compensation Committee determined that the rTSR RSU awards granted in 2018 vested at 100%. The rTSR RSUs granted in 2019 and 2020 remain outstanding and eligible to vest at the end of their respective performance periods.

Vested Over the 2020 Annual Performance Period
NEO	2018 rTSR RSUs
Bruce N. Haase (1)	N/A
David Clarkson	1,786
Christopher N. Dekle	4,856
Judi Bikulege	3,452
Howard J. Weissman	1,936
Brian T. Nicholson (1)	N/A

(1)	None of Messrs. Haase and Nicholson were employed by the Company on the date on which the 2018 rTSR RSU awards were granted.
Other Practices, Policies and Guidelines
Stock Ownership Guidelines
Because ESH REIT believes that holding equity interests in the Company will discourage executives and members of the Board from taking excessive business risks, ESH REIT maintains stock ownership guidelines to encourage its key executives to own stock at least equal in value to a multiple of base salary as follows: the Chief Executive Officer, five times; the Chief Financial Officer, four times; each of the other NEOs, three times. Shares that count towards satisfaction of these stock ownership guidelines generally include shares owned by the participant, vested restricted stock units and unvested time-based restricted units. ESH REIT’s NEOs generally have a five-year period to meet the holding requirements from the date they first become subject to the guideline. As of December 31, 2020, each of ESH REIT’s NEOs had met or was within his or her prescribed five-year period to meet the holding requirements.
Prohibition on Speculative Transactions in Company Securities
ESH REIT prohibits the NEOs, other executive officers and directors from engaging in transactions designed to insulate them from changes in the Company’s stock price. Therefore, ESH REIT prohibits its NEOs from entering into transactions that include (without limitation) equity swaps or short sales of Company securities and hedges or monetization transactions involving Company securities that are designed to hedge or offset any decrease in the market value of securities. In addition, the purchase or sale of puts, calls, options, or other derivative securities based on Company securities is prohibited under this policy. NEOs, other executive officers and directors are also prohibited from holding Company securities in a margin account or otherwise pledging Company securities as collateral for a loan.
Clawback Policy
Effective January 1, 2018 ESH REIT implemented a clawback policy that covers all NEOs. The policy provides, among other things, that in the event of fraud or other intentional misconduct that necessitates a restatement of ESH REIT’s financial results (including, without limitation, any accounting restatement due to material noncompliance with any financial reporting requirement), the Board has the discretion to require NEOs to reimburse ESH REIT with any share-based or bonus compensation that had been previously paid but was in excess of what would have been earned under the results reflected in the restated financial statements.
Benefit Programs
ESH REIT offers executive officers, including the NEOs, participation in health and welfare benefit programs in the same manner as other employees, including participation in ESA Management’s 401(k) Plan. Pursuant to the 401(k) Plan, executive officers are eligible to receive employer matching contributions, which vest over an employee’s initial three-year service period. Each of the NEOs participates in the 401(k) Plan.

Effective June 9, 2016, ESA Management sponsors the ESA Management, LLC Deferred Compensation Plan, in which each of ESH REIT’s NEOs may participate. For a summary of the participation by ESH REIT’s NEOs in this plan, see “Deferred Compensation Plan.”
Perquisites
ESH REIT provides limited perquisites to its NEOs when determined to be necessary and appropriate.
Termination Arrangements
Each of the NEOs is entitled to severance benefits as a participant under the Executive Severance Plan. In addition, each of the NEOs is entitled to benefits upon a change in control pursuant to their equity award agreements. Each of these is described under “Potential Payments Upon Termination or Change in Control.”
Actions in 2021
In recognition for Mr. Haase’s work in 2020, to ensure continuity and to continue to align the CEO’s compensation with shareholders, the Compensation Committee working with Pearl Meyer developed a revised compensation package based on the following principles:

•	Increase the cash component but remain overwhelmingly equity oriented with base compensation still being primarily a fixed number of RSUs for alignment with stockholders.

•
Introduce an annual bonus component which is performance based that is denominated in cash but paid in shares to continue to maintain strong alignment with shareholders. Also, to increase alignment with other senior management team members.

•	Extension of the term to allow for continuity and provide a mechanism for continuing rolling two-year deal.
Thus, on February 8, 2021, ESH REIT entered into an offer letter of continued employment with Mr. Haase, which sets forth the compensation and benefit arrangement for Mr. Haase during the period commencing on January 1, 2021 through the end of December 31, 2022 and contemplates annual extensions. Under terms of the offer letter, Mr. Haase is entitled to an annual base salary in cash at a rate of $500,000 and a grant of restricted stock units in respect of 115,996 Paired Shares, which will vest monthly in respect of 1,333 Paired Shares in 2021 and 8,333 Paired Shares in 2022, respectively, subject to Mr. Haase’s continued service. Mr. Haase will also continue to vest in respect of 7,000 Paired Shares each month during 2021 as provided under the original offer letter. In addition, commencing with calendar year 2021 and for all subsequent calendar years during the term of Mr. Haase’s employment, Mr. Haase will be eligible to receive a target annual bonus in the amount of $1,500,000, based upon his achievement of annual performance goals determined by the compensation committee in consultation with Mr. Haase, and payable in Paired Shares that will vest in generally equal installments on the date of grant and each of the first two anniversaries of the date of grant. Mr. Haase was also granted restricted stock units in respect of 100,000 Paired Shares of which fifty percent (50%) are subject to time-vesting conditions and fifty percent (50%) are subject to performance-vesting conditions on the same basis as other NEOs.The new offer letter also provides Mr. Haase with severance rights in the event of certain termination of employment events. The terms of the new offer letter are more fully described in the Current Report on Form
8-K
filed by the Company on February 9, 2021.
Following a review of the overall executive compensation packages for each of the NEOs, the Compensation Committee determined that it was appropriate to grant the 2021 annual equity-based awards as follows: (i) time-based restricted stock unit awards were granted on December 3, 2020 and are scheduled to vest annually on December 31, 2021, December 31, 2022 and December 31, 2023, and (ii) performance-based restricted stock unit awards that were granted for accounting purposes in 2021 and are eligible to vest at the end of a three-year performance period (2021 through 2023) based on the rTSR of the Company. Together these awards are intended to comprise the 2021 annual grants. Because the grant of the time-based restricted stock unit award occurred in 2020, those awards are reflected in the “Summary Compensation Table” and “Grants of Plan-Based Awards Table” below; however, the performance-based restricted stock unit awards that were granted for accounting purposes in 2021 are not included in the tables.

Impact of Tax Consideration on Compensation
Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) limits ESH REIT’s deduction for compensation paid to certain “covered persons,” including the NEOs named in the Summary Compensation Table, to $1 million during the tax year, subject to certain limited exceptions under the transition rules instituted when Section 162(m) of the Code was amended in 2017. While the Compensation Committee may consider the impact of Section 162(m) of the Code in making its compensation decisions, it believes the tax deduction limitation is only one of several relevant considerations in setting compensation for ESH REIT’s executives. Accordingly, the Compensation Committee has and may approve compensation programs pursuant to which payments made to the NEOs may not be deductible for federal income tax purposes by reason of Section 162(m) of the Code.
Compensation Committee Report
The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation
S-K
with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment to the 2020 Form
10-K.
Lisa Palmer, Chair
Neil T. Brown
Simon M. Turner
Summary Compensation Table
The following table sets forth the portion of compensation paid to the NEOs that is attributable to services performed during the fiscal years ended December 31, 2020, December 31, 2019 and December 31, 2018.

NEO	Year	Salary (1)	Bonus	Stock Awards (2)	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
Bruce N. Haase President and Chief Executive Officer	2020	$89,231	$–	$1,172,000	$–	$1,440	(3)	$1,262,671
	2019	$6,154	$–	$3,987,500	$–	$1,185		$3,994,839
David Clarkson Chief Financial Officer	2020	$286,580	$–	$331,107	$183,000	$23,322	(4)	$824,010
	2019	$244,196	$–	$70,275	$60,000	$18,949		$393,420
	2018	$237,083	$–	$264,357	$65,458	$41,728		$608,626
Christopher N. Dekle General Counsel and Corporate Secretary	2020	$383,279	$–	$693,593	$347,625	$27,740	(5)	$1,452,237
	2019	$381,490	$–	$400,975	$115,860	$29,503		$927,828
	2018	$329,253	$–	$183,952	$190,751	$26,280		$730,236
Judi Bikulege Chief Investment Officer	2020	$287,885	$–	$411,515	$315,000	$27,652	(6)	$1,042,051
Howard J. Weissman Corporate Controller and Chief Accounting Officer	2020	$278,027	$–	$178,877	$98,850	$15,066	(7)	$570,821
	2019	$264,731	$–	$76,184	$72,500	$16,855		$430,270
	2018	$257,021	$–	$71,514	$82,788	$15,350		$426,673
Brian T. Nicholson Former Chief Financial Officer	2020	$466,732	$–	$560,178	$–	$16,275	(8)	$1,043,185
	2019	$465,971	$40,000	$449,370	$141,090	$4,847		$1,101,278
	2018	$460,000	$–	$294,000	$188,701	$2,377		$945,078

(1)
Mr. Haase’s salary reported in this table represents the reduced amount of his $100,000 cash-based annual base salary for the period commencing on April 4, 2020, due to the impact of the
COVID-19
pandemic. For each of Messrs. Clarkson, Dekle and Nicholson and Ms. Bikulege, the amounts reported in this table reflect their base salary received through April 4, 2020, the salary reduction for the period of April 4, 2020 through the end of the second quarter of 2020, and their salary increase following the end of the second quarter through the end of the fiscal year, except in the case of (x) Mr. Nicholson whose amount reflects his base salary received as of his resignation, effective on September 10, 2020 and his compensation for his advisory services through the end of the 2020 calendar year and (y) Mr. Clarkson whose amount, in addition to the COVID-related reductions, reflects his prorated base salary received prior to his appointment as Chief Financial Officer from January 1, 2020 through September 10, 2020 and following his appointment as Chief Financial Officer effective as of September 11, 2020 through the end of the 2020 calendar year.

(2)
The amounts included in the “Stock Awards” column represent the grant date fair value of the restricted stock units granted, computed in accordance with FASB ASC Topic 718. The valuation assumptions used in determining such amounts are described in Note 14—Equity-Based Compensation to the audited consolidated financial statements of ESH Hospitality, Inc. included in the combined annual report on Form
10-K
for the fiscal year ended December 31, 2020 of the Corporation and ESH REIT. The value in this table for any performance-based restricted stock units is based on target levels of performance and the grant date fair value for the stock-based awards assuming maximum levels of performance is as follows: (i) Mr. Haase—$1,758,000, (ii) Mr. Clarkson—$346,906, (iii) Mr. Dekle—$775,956, (iv) Ms. Bikulege—$427,002, (v) Mr. Weissman—$196,006, and (vi) Mr. Nicholson—$660,477.

(3)	This amount includes $1,185 in perquisites for cost of travel to and from Charlotte, North Carolina and $255 in long-term disability costs paid by the Corporation.

(4)
This amount includes (i) $5,946 in distributions received with respect to Paired Shares received following settlement of Mr. Clarkson’s vested restricted stock units, (ii) $8,550 in matching contributions made to the 401(k) Plan on behalf of Mr. Clarkson, (iii) $8,550 in matching contributions made to the Deferred Compensation Plan on behalf of Mr. Clarkson and (iv) $276 in long-term disability costs paid by the Corporation.

(5)
This amount includes (i) $11,789 in distributions received in respect to Paired Shares received following settlement of Mr. Dekle’s vested restricted stock units, (ii) $7,125 in matching contributions made to the 401(k) Plan on behalf of Mr. Dekle, (iii) $8,550 in matching contributions made to the Deferred Compensation Plan on behalf of Mr. Dekle and (iv) $276 in long-term disability costs paid by the Corporation.

(6)
This amount includes (i) $10,891 in distributions received in respect to Paired Shares received following settlement of Ms. Bikulege’s vested restricted stock units, (ii) $7,935 in matching contributions made to the 401(k) Plan on behalf of Ms. Bikulege, (iii) $8,550 in matching contributions made to the Deferred Compensation Plan on behalf of Ms. Bikulege and (iv) $276 in long-term disability costs paid by the Corporation.

(7)
This amount includes (i) $6,449 in distributions received in respect to Paired Shares received following settlement of Mr. Weissman’s vested restricted stock units, (ii) $8,341 in matching contributions made to the 401(k) Plan on behalf of Mr. Weissman and (iii) $276 in long-term disability costs paid by the Corporation.

(8)
This amount includes (i) $13,149 in distributions received in respect to Paired Shares received following settlement of Mr. Nicholson’s vested restricted stock units, (ii) $2,850 in matching contributions made to the 401(k) Plan on behalf of Mr. Nicholson and (iii) $276 in long-term disability costs paid by the Corporation.

Grants of Plan-Based Awards
The following table summarizes the awards granted to each of the NEOs during the fiscal year ended December 31, 2020. The estimated possible payouts of the non-equity
incentive plan awards in 2020 and the performance measures used to calculate such awards are discussed above in the section entitled “Annual Cash Incentive Awards.”

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Paired Shares of Stock or Units (#)		Grant Date Fair Value of Paired Shares of Stock or Units ($)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	Threshold (#)	Target (#)	Maximum (#)
Bruce N. Haase	2/6/2020	–	–	–	50,000	100,000	150,000	(1)	–		$1,172,000
David Clarkson	2/6/2020	–	–	–	–	–	–		2,696	(2)	$35,398
	2/6/2020	–	–	–	1,348	2,696	4,044	(1)	–		$31,597	(3)
	12/3/2020	–	–	–	–	–	–		5,000	(4)	$71,750
	12/3/2020	–	–	–	–	–	–		13,405	(5)	$192,362
Christopher N. Dekle	2/6/2020	–	–	–	–	–	–		14,056	(2)	$184,555
	2/6/2020	–	–	–	–	–	–		8,434	(6)	$110,738
	2/6/2020	–	–	–	7,028	14,055	21,083	(1)	–		$164,725	(3)
	12/3/2020	–	–	–	–	–	–		16,277	(5)	$233,575

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Paired Shares of Stock or Units (#)		Grant Date Fair Value of Paired Shares of Stock or Units ($)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	Threshold (#)	Target (#)	Maximum (#)
Judi Bikulege	2/6/2020	–	–	–	–	–	–		5,623	(2)	$73,830
	2/6/2020	–	–	–	2,811	5,622	8,433		–		$65,890	(3)
	3/9/2020	–	–	–	–	–	–		3,750	(2)	$34,725
	3/9/2020	–	–	–	1,875	3,750	5,625	(1)	–		$30,975	(3)
	12/3/2020	–	–	–	–	–	–		14,362	(5)	$206,095
Howard J. Weissman	2/6/2020	–	–	–	–	–	–		2,923	(2)	$38,379
	2/6/2020	–	–	–	1,462	2,923	4,385	(1)	–		$34,258
	9/11/2020	–	–	–	–	–	–		5,000	(4)	$62,100	(3)
	12/3/2020	–	–	–	–	–	–		3,076	(5)	$44,141
Brian T. Nicholson	2/6/2020	–	–	–	–	–	–		17,116	(2)	$224,733
	2/6/2020	–	–	–	–	–	–		10,270	(6)	$134,845
	2/6/2020	–	–	–	8,558	17,166	25,674	(1)	–		$200,600	(3)

(1)
Represents grant of performance-based restricted stock units made on February 6, 2020 with market vesting conditions. Under the terms of the award agreement, the restricted stock units are scheduled to vest on December 31, 2022, with the ability to earn Paired Shares in a range of 0% to 150% of the awarded number of restricted stock units based on linear interpolation of the total shareholder return of a Paired Share relative to the total shareholder return of other publicly traded lodging companies identified in the award agreement.

(2)
Represents grant of service-based restricted stock units. Under the terms of the award agreement, one-third
of the restricted stock units vested on February 6, 2021 and one-third
are scheduled to vest on each of February 6, 2022 and February 6, 2023. For Mr. Nicholson,
two-thirds
of the award were forfeited on February 12, 2021.

(3)
Grant date fair value of restricted stock units with market vesting conditions assumes that awards will vest at target. If the highest levels of market conditions are achieved, grant date fair value would be higher.

(4)
Represents grant of service-based restricted stock units. Under the terms of the award agreement, one-third
of the restricted stock units are scheduled to vest on each of September 11, 2021, September 11, 2022 and September 11, 2023.

(5)
Represents grant of service-based restricted stock units. Under the terms of the award agreement, one-third
of the restricted stock units are scheduled to vest on each of December 31, 2021, December 31, 2022 and December 31, 2023.

(6)
Represents grant of service-based restricted stock units, which represents the non-cash
portion of the 2019 annual bonuses received in 2020 pursuant to the annual incentive program. Under the terms of the award agreement, all of the granted restricted stock units vested on February 6, 2021.

Outstanding Equity Awards at Fiscal
Year-End
The following table summarizes the number of securities underlying the equity awards held by each of the NEOs as of the fiscal year ended December 31, 2020.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (1)		Market Value of Shares or Units of Stock That Have Not Vested (2)	Equity Incentive Plan Awards: Number of Unearned Paired Shares, Units or Other Rights that Have Not Yet Vested (3)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Paired Shares, Units or Other Rights That Have Not Vested (2)
Bruce N. Haase	150,066	(4)	$2,231,363	100,000		$1,481,000
David Clarkson	23,134	(5)	$342,615	4,855	(6)	$71,903
Christopher N. Dekle	47,886	(7)	$709,192	25,309	(8)	$374,826
Judi Bikulege	27,885	(9)	$412,977	13,874	(10)	$205,474
Howard J. Weissman	13,204	(11)	$195,551	5,263	(12)	$77,945
Brian T. Nicholson	41,588	(13)	$615,918	30,921	(14)	$457,940

(1)
Vested restricted stock units will be settled on the 15th day of March (or, in any year when the 15th day of March falls on a non-business
day, the business day immediately prior to such date) following the applicable vesting date, except that (i) 84,000 restricted stock units of Mr. Haase will be settled upon the earliest of (1) the termination of Mr. Haase’s employment for any reason, (2) a Change in Control (as defined in the Amended and Restated Extended Stay America, Inc. Long-Term Incentive Plan), but only if such Change in Control constitutes a “change in the ownership or effective control” or a “change in ownership of a substantial portion of the assets” of the Company within the meaning of Section 409A of the Code or (3) March 15, 2022 and (ii) 916 restricted stock units of Mr. Dekle will be settled on the 15th day of September (or, in any year when the 15th day of September falls on a non-business
day, the business day immediately prior to such date) immediately following the applicable vesting date.

(2)	As of December 31, 2020, the fair market value of a Paired Share was $14.81.

(3)
The number of Paired Shares included in this column includes the target number of restricted stock units subject to vesting based on total shareholder return as described in the Grants of Plan-Based Awards Table.

(4)
Mr. Haase’s service-based restricted stock units are scheduled to vest as follows: (i) 7,000 on the last day of each month through and including December 31, 2021, (ii) 33,333 on November 22, 2021, and (iii) 33,333 on November 22, 2022. 33,334 restricted stock units, which vested on November 22, 2020 were settled on March 15, 2021 and 91,000 of Mr. Haase’s restricted stock units, which vested on the last day of each month between December 2019 and December 2020, will settle in the manner described in Footnote 1 of this table.

(5)
Mr. Clarkson’s service-based restricted stock units are scheduled to vest as follows: (i) 898 on February 6, 2022, (ii) 898 on February 6, 2023, (iii) 719 on February 7, 2022, (iv) 1,666 on September 11, 2021, (v)1,667 on September 11, 2022, (vi) 1,667 on September 11, 2023, (vii) 4,468 on December 31, 2021, (viii) 4,468 on December 31, 2022, and (ix) 4,469 on December 31, 2023. 2,214 of Mr. Clarkson’s restricted stock units, which vested in February 2021, were settled on March 15, 2021.

(6)	For Mr. Clarkson, the restricted stock units included in this column exclude 1,786 shares that vested at 100% based on relative total shareholder return, which were settled on March 15, 2021.

(7)
Mr. Dekle’s service-based restricted stock units are scheduled to vest as follows: (i) 4,685 on February 6, 2022, (ii) 4,685 on February 6, 2023, (iii) 3,751 on February 7, 2022, (iv) 916 on June 1, 2021, (v) 5,425 on December 31, 2021, (vi) 5,426 on December 31, 2022, and (vii) 5,426 on December 31, 2023. 17,572 of Mr. Dekle’s restricted stock units, which vested in February 2021, were settled on March 15, 2021.

(8)	For Mr. Dekle, the restricted stock units included in this column exclude 4,856 shares that vested at 100% based on relative total shareholder return, which were settled on March 15, 2021.

(9)
Ms. Bikulege’s service-based restricted stock units are scheduled to vest as follows: (i) 3,124 on February 6, 2022, (ii) 3,124 on February 6, 2023, (iii) 1,500 on February 7, 2022, (iv) 4,787 on December 31, 2021, (v) 4,787 on December 31, 2022, and (vi) 4,788 on December 31, 2023. 5,775 of Ms. Bikulege’s restricted stock units, which vested in February 2021, were settled on March 15, 2021.

(10)	For Ms. Bikulege, the restricted stock units included in this column exclude 3,452 shares that vested at 100% based on relative total shareholder return, which were settled on March 15, 2021.

(11)
Mr. Weissman’s service-based restricted stock units are scheduled to vest as follows: (i) 974 on February 6, 2022, (ii) 974 on February 6, 2023, (iii) 780 on February 7, 2022, (iv) 1,666 on September 11, 2021, (v)1,667 on September 11, 2022, (vi) 1,667 on September 11, 2023, (vii) 1,025 on December 31, 2021, (viii) 1,025 on December 31, 2022, and (ix) 1,026 on December 31, 2023. 2,400 of Mr. Weissman’s restricted stock units, which vested in February 2021, were settled on March 15, 2021.

(12)	For Mr. Weissman, the restricted stock units included in this column exclude 1,936 shares that vested at 100% based on relative total shareholder return, which were settled on March 15, 2021.

(13)
20,577 of Mr. Nicholson’s restricted stock units, which vested in February 2021, were settled on March 15, 2021. The remaining 21,011 of Mr. Nicholson’s restricted stock units were forfeited on February 12, 2021. 5,000 restricted stock units that vested on May 30, 2020 were settled on March 15, 2021.

(14)	For Mr. Nicholson, the restricted stock units included in this column were forfeited on February 12, 2021.
Stock Vested or Settled
The following table summarizes the vested or settled Paired Shares acquired by each of the NEOs during the fiscal year ended December 31, 2020.

	Stock Awards
Name	Number of Paired Shares Acquired on Vesting (#)	Value Realized on Settlement or Vesting($)(1)
Bruce N. Haase	117,334	$1,623,776	(2)
David Clarkson	3,500	$46,513
Christopher N. Dekle	10,696	$139,939
Judi Bikulege	6,879	$90,713
Howard J. Weissman	3,795	$50,427
Brian T. Nicholson	9,601	$128,809

(1)	Represents the settlement date fair value of the Paired Shares received in settlement of vested restricted stock units granted under the Equity Incentive Plan, except as otherwise noted.

(2)
Represents the vesting date fair value of the 84,000 restricted stock units in respect of Mr. Haase’s base pay package that vested at the end of each month during the 2020 calendar year and the settlement date fair value of the Paired Shares in respect of the 33,334 time-based restricted stock units that vested in November 2020. The base compensation restricted stock units settle upon the earliest of (1) the termination of Mr. Haase’s employment for any reason, (2) a Change in Control (as defined in the Amended and Restated Extended Stay America, Inc. Long-Term Incentive Plan), but only if such Change in Control constitutes a “change in the ownership or effective control” or a “change in ownership of a substantial portion of the assets” of the Company within the meaning of Section 409A of the Code or (3) March 15, 2022.

Deferred Compensation Plan
The following table summarizes participation by ESH REIT’s NEOs in its defined contribution plan that provides for the deferral of compensation on a basis that is not tax-qualified:

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY (1)	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions (2)	Aggregate Balance at Last FYE
Bruce N. Haase	$—	$—	$—	$—	$—
David Clarkson	$18,894	$8,550	$10,588	$—	$183,879
Christopher N. Dekle	$22,997	$8,550	$24,572	$—	$157,232
Judi Bikulege	$48,700	$8,550	$19,377	$—	$137,681
Howard J. Weissman	$1,582	$—	$2,875	$—	$18,464
Brian T. Nicholson	$—	$—	$—	$—	$—

(1)	Amounts included in this column are also reflected in “All Other Compensation” as reported in the Summary Compensation Table.

(2)	Withdrawals and distributions permitted after a minimum of two years after enrollment.
ESH REIT’s nonqualified deferred compensation plan provides an opportunity for NEOs and other eligible associates to increase savings and retirement accumulation on a tax-advantaged
basis, beyond the limits of ESH REIT’s 401(k) plan. The plan allows participants to defer (i) up to 50% of annual compensation from base compensation and up to 100% of annual compensation from earned incentive bonus, and (ii) any 401(k) plan contributions returned as a result of any failure of the 401(k) plan to pass non-discrimination
testing. The plan provides an alternative method for participants to save and invest on a pretax basis and utilize a diverse choice of investment options.

ESH REIT matches 50% of base salary deferrals for the first 6% of base salary deferred. Match contributions are capped at the lesser of (i) 3% of base salary or (ii) amounts deferred beyond $285,000 of a participant’s total annual compensation.
Distributions can be made upon separation from service, unforeseeable emergency, disability or death, or an in-service
specified date. Distribution timing is elected by the plan participant at the time of enrollment. The participant selects investment funds from a broad range of options. Earnings and losses on each account are determined based on the performance of the investment funds selected by the participant.
Potential Payments Upon Termination or Change in Control
The summary description and tables below describe the arrangements that were in effect for each of ESH REIT’s NEOs as of December 31, 2020. As of such date, each of the NEOs was subject to the terms of the Executive Severance Plan.
Executive Severance Plan
The Executive Severance Plan provides that in the event a participant with the title of Executive Vice President or above is terminated without Cause or by the participant for Good Reason, the participant shall be entitled to the following payments and benefits (collectively, the “Severance Plan Benefits”), subject to execution and delivery of a release of claims:

•
a cash payment equal to the sum of (A) 1.0 x annual base salary in effect immediately prior to the date of termination, and (B) 1.0 x target annual bonus for the year in which termination occurs, payable in a single lump sum within sixty (60) days following the date of termination (for the CEO, 1.5 x in both instances, and, for Mr. Weissman, who under the Severance Plan is entitled to payments and benefits provided to participants with the title of Vice President, 0.5 x annual base salary only.);

•
continued eligibility to participate in ESA Management’s group health plans pursuant to COBRA, provided, that, for 12 months (6 months for Vice Presidents) following the date of termination, the participant shall be responsible for the payment of the portion of the costs associated with such health coverage continuation equal to the amount paid by an active employee for similar coverage and ESA Management shall pay the balance of the cost for such coverage, provided, further, that ESA Management’s obligation to pay such balance shall cease if the participant becomes eligible to receive group health benefits under a program of a subsequent employer or otherwise; and

•	payment for executive outplacement services provided by a firm to be determined by ESA Management in its sole discretion for a period of six months following the date of termination.
Pursuant to the Executive Severance Plan, each of ESH REIT’s NEOs is bound by perpetual confidentiality and non-disparagement
restrictions, and
non-solicitation
and
non-competition
restrictions that extend for the
one-year
period following a termination by ESA Management without Cause or by the participant for Good Reason.
Treatment of Equity Awards Upon Termination of Employment or Upon a Change in Control
In the event of a termination of employment for any reason, all unvested time-based RSUs and unvested performance-based RSUs generally shall be forfeited without consideration as of the date of such termination, subject to treatment upon or in connection with a Change in Control, as set forth below.
With respect to RSUs granted since 2018, in the event the grantee’s employment is terminated without Cause (x) and a Change in Control occurs within the
Pre-CIC
Period (as defined below), the NEO’s unvested time-based RSUs and unvested rTSR RSUs shall become fully vested upon such Change in Control; and (y) on the date of or during the two-year
period following a Change in Control, all unvested Time-Based RSUs and unvested rTSR RSUs shall become vested on the date of such termination (with respect to each of (x) and (y), the rTSR RSUs to become vested at the target performance level). The
“Pre-CIC
Period” is the period beginning on the date the NEO is terminated without Cause and ending on the earlier of (i) the date that is six months following such termination and (ii) March 15th of the calendar year following the calendar year in which such termination occurs.

With respect to RSUs granted prior to 2018, upon a Change in Control, with respect to each of ESH REIT’s NEOs, restricted stock units which are not vested as of the date of the Change in Control would vest immediately upon such Change in Control.
The following tables show the amounts that would be payable to each NEO under the Executive Severance Plan in connection with the scenarios described below:
Upon Termination by ESA Management without Cause or by the Executive for Good Reason

Name	Base Salary	Bonus Amount	Benefits Continuation (1)	Equity Acceleration (2)	Total
Bruce N. Haase (3)(4)	$2,700,000	$—	$3,400	$—	$2,703,400
David Clarkson	$350,000	$350,000	$24,515	$—	$724,515
Christopher N. Dekle	$386,250	$386,250	$23,135	$—	$795,635
Judi Bikulege	$300,000	$300,000	$11,576	$—	$611,576
Howard J. Weissman	$133,865	$—	$21,946	$—	$155,811
Brian T. Nicholson (5)(6)	$470,350	$—	$21,946	$—	$492,296
Upon Termination by ESA Management without Cause or by the Executive for Good Reason in connection with a Change in Control

Name	Base Salary	Bonus Amount	Benefits Continuation (1)	Equity Acceleration (2)	Total
Bruce N. Haase (3)(4)	$2,700,000	$—	$3,400	$3,712,363	$6,415,763
David Clarkson	$350,000	$350,000	$24,515	$414,517	$1,139,032
Christopher N. Dekle	$386,250	$386,250	$23,135	$1,084,018	$1,879,653
Judi Bikulege	$300,000	$300,000	$11,576	$618,451	$1,230,027
Howard J. Weissman	$133,865	$—	$21,946	$273,496	$429,307
Brian T. Nicholson	N/A	N/A	N/A	N/A	N/A

(1)
Amounts in this column represent the value of the benefits continuation and executive outplacement services provided under the Executive Severance Plan. Each of the executives is entitled to receive $3,400 for six months of outplacement services and those amounts are included in the “Benefit Continuation” column.

(2)
Amounts in this column represent the value of the acceleration of restricted stock units which were outstanding as of December 31, 2020. As of December 31, 2020, the fair market value of a Paired Share was $14.81.

(3)
If Mr. Haase experiences a Qualifying Termination (as defined in the Executive Severance Plan), he will be entitled to a cash payment in the amount of $2,700,000 through December 31, 2021 (and, as of January 1, 2021, that amount was increased to $3,000,000 pursuant to the offer letter of continued employment, dated February 8, 2021, as described in the section entitled “Actions in 2021”) and in such as amounts thereafter as mutually agreed to with the Boards of Directors of the Corporation and ESH REIT, subject to Mr. Haase’s execution and non-revocation
of a Release Agreement (as defined in the Executive Severance Plan) and continued compliance with the restrictive covenants contained in the Executive Severance Plan. If Mr. Haase experiences a Qualifying Termination after December 31, 2021, the severance amount will be 150% of his base compensation as agreed to with the Boards of Directors of the Corporation and ESH REIT, and if there is no agreement on Mr. Haase’s base compensation, the amount shall be no less than $2,700,000 (and, as of January 1, 2021, $3,000,000).

(4)
If Mr. Haase is terminated without Cause (as defined in the Long Term Incentive Plan), before the last day of a calendar month, then the 7,000 restricted stock units (and, as of January 1, 2021, that amount was increased to a total of 8,333 restricted stock units) payable in respect of his base pay that are applicable to that given month will vest on a pro rata basis through his termination date. The amount of those restricted stock units is not included in either of these tables for purposes of these calculations.

(5)
Mr. Nicholson’s termination of employment was treated as a Qualifying Termination for purposes of the Corporation’s Executive Severance Plan (with such term as defined in the Executive Severance Plan). As such, following Mr. Nicholson’s execution, non-revocation,
and reaffirmation of a release of claims in favor of the Corporation and its affiliates, he became entitled to and, as of February 12, 2021, received a single lump-sum
severance payment of $470,350 and began receiving benefit continuation in the amount of $21,946, in accordance with the terms of the Executive Severance Plan.

For purposes of the equity awards, the terms below are generally defined as follows:

•
“Change in Control” is defined in the LTIP and generally means the occurrence of any of the following events with respect to ESH REIT: (a) any person (other than any person in connection with a non-control
transaction as defined below) acquires securities of ESH REIT representing fifty percent or more of the combined voting power of ESH REIT’s then-outstanding voting securities; (b) a majority of the members of the board of directors is replaced by directors whose appointment or election is not endorsed by a majority of the members of the board of directors serving immediately prior to such appointment or election; (c) any merger, consolidation or reorganization, unless shareholders immediately before such merger, consolidation or reorganization continue to own at least a majority of the combined voting power of such surviving entity following the transaction; (d) a complete liquidation or dissolution; or (e) sale or disposition of all or substantially all of the assets. A
“non-control
transaction” generally includes any transaction in which (a) shareholders immediately before such transaction continue to own at least a majority of the combined voting power of such resulting entity following the transaction; (b) a majority of the members of the board of directors immediately before such transaction continue to constitute at least a majority of the board of the surviving entity following such transaction; or (c) with certain exceptions, no person other than any person who had beneficial ownership of more than fifty percent of the combined voting power of ESH REIT’s then-outstanding voting securities immediately prior to such transaction has beneficial ownership of more than fifty percent of the combined voting power of the surviving entity’s outstanding voting securities immediately after such transaction.

•	For purposes of the Executive Severance Plan, the terms below are generally defined as provided below:

•
“Cause” means with respect to the termination of a participant by ESA Management, such participant’s (i) refusal or neglect to perform substantially his employment-related duties or services, (ii) personal dishonesty, incompetence, willful misconduct or breach of fiduciary duty, (iii) indictment for, conviction of or entering a plea of guilty or nolo contendere to a crime constituting a felony or his willful violation of any applicable law (other than a traffic violation or other offense or violation outside of the course of employment or services to the Company which does not adversely affect the Company or its reputation or the ability of the participant to perform his employment-related duties or services or to represent the Company), (iv) failure to reasonably cooperate, following a request to do so by the Company, in any internal or governmental investigation of the Company or (v) material breach of any written covenant or agreement with the Company not to disclose any information pertaining to the Company or not to compete or interfere with the Company.

•
“Good Reason” means any of the following, without the participant’s written consent: (a) a material diminution in a participant’s base salary; (b) a material diminution in a participant’s authority, duties or responsibilities; (c) a material change in the geographic location at which the participant must perform the services; or (d) any other action or inaction that constitutes a material breach by the service recipient of the agreement under which the participant provides services; provided, however, that a termination by the participant for any of the reasons listed in (a) through (d) above shall not constitute termination for Good Reason unless the participant shall first have delivered to ESA Management written notice setting forth with specificity the occurrence deemed to give rise to a right to terminate for Good Reason (which notice must be given no later than sixty (60) days after the initial occurrence of such event), and ESA Management fails to cure such event within thirty (30) days after receipt of this written notice. The participant’s employment must be terminated for Good Reason within one hundred twenty (120) days after the occurrence of an event of Good Reason. A resignation by the participant for Good Reason effectively constitutes an involuntary separation from service within the meaning of Section 409A of the Code and Treas. Reg.
Section 1.409A-1(n)(2).
Good Reason shall not include the participant’s death or disability
(1)
.

(1)
Mr. Haase’s offer letter amends the definition of Good Reason under the Executive Severance Plan as applicable to Mr. Haase as follows: for the period commencing after December 31, 2021, a “material diminution in Participant’s base salary” will be replaced with a “material diminution in the total value of Participant’s annual Base Compensation (i.e., 7,000 x 12 x the Company’s closing share price on December 2, 2019 plus $100,000),” unless the Corporation, ESH REIT, and Mr. Haase mutually agree in writing otherwise. The definition was further amended pursuant to the offer letter of continued employment and the details of which are more fully described in the Current Report on Form
8-K
filed by the Company on February 9, 2021.

CEO Pay Ratio
ESH REIT’s CEO Pay Ratio was calculated in compliance with the requirement set forth in Item 402(u) of Regulation
S-K.
In accordance with the SEC rules, we used a consistently applied compensation measure across ESH REIT’s entire employee population (other than Mr. Haase) to determine the compensation of the median employee as of December 31, 2020. For our consistently applied compensation measure, we used
W-2
compensation (excluding amounts attributable to the settlement of equity awards) of all associates other than Mr. Haase (all of whom are full-time) employed during 2020. We then calculated the median employee’s compensation in a similar manner as calculated for the named executive officers in the Summary Compensation Table. The total annualized compensation for Mr. Haase was $1,262,671, compared to the annual total compensation of the median employee of $158,740, yielding a ratio of 8:1.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Beneficial Ownership of Corporation and ESH REIT Shares of Capital Stock
The following tables set out certain information regarding the beneficial ownership of the Corporation and ESH REIT by (i) each current director of the Corporation or ESH REIT, (ii) each of the named executive officers of the Corporation or ESH REIT as set forth in Item 11 in this Annual Report, (iii) other executive officers of the Corporation or ESH REIT (iv) each shareholder known to us to own beneficially more than 5% of the outstanding shares of the Corporation or ESH REIT shares of capital stock and (v) all of the current directors, named executive officers and other executive officers, as a group .
Percentage of class beneficially owned is based on 177,730,773 Paired Shares and 250,493,583 shares of Class A common stock of ESH REIT outstanding as of April 15, 2021.
No individual entity owns, actually or constructively, more than 9.8% of the Paired Shares, as provided in the respective charters of the Corporation and ESH REIT.
Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Unless indicated below, to our knowledge, the persons and entities that the table names have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Paired Shares issuable upon the settlement of restricted stock units occurring within 60 days of April 15, 2021 are deemed to be outstanding and to be beneficially owned by the person holding the restricted stock units for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, the business address for each of our beneficial owners is c/o Extended Stay America, Inc., 11525 N. Community House Road, Suite 100, Charlotte, North Carolina 28277.
The following table sets forth information regarding the beneficial ownership of Corporation and ESH REIT shares of capital stock as of April 15, 2021 by:

•	each current director of the Corporation and ESH REIT;

•	each of the named executive officers of the Corporation and ESH REIT as set forth in Item 11 of this Annual Report;

•	each shareholder known to us to own beneficially more than 5% of the outstanding shares of the Corporation and ESH REIT shares of capital stock; and

•	all of the current directors, named executive officers and other executive officers, as a group.

	The Corporation					ESH REIT †
	Shares of Common Stock Beneficially Owned			Shares of Voting Preferred Stock Beneficially Owned		Shares of Class B Common Stock Beneficially Owned		Total Shares of ESH REIT Common Stock Beneficially Owned		Paired Shares Beneficially Owned
Name and Address	Number	Percent	Number	Percent	Number	Percent	Number	Percent	Number	Percent
Investment funds and accounts affiliated with Starwood Capital (1)	16,694,265	9.4%	—	—	16,694,265	9.4%	16,694,265	9.4%	16,694,265

	The Corporation					ESH REIT †
	Shares of Common Stock Beneficially Owned			Shares of Voting Preferred Stock Beneficially Owned		Shares of Class B Common Stock Beneficially Owned		Total Shares of ESH REIT Common Stock Beneficially Owned		Paired Shares Beneficially Owned
The Vanguard Group (2)	14,361,754	8.09%	—	—	14,361,754	8.09%	14,361,754	8.09%	14,361,754
Investment funds and accounts affiliated with FMR LLC (3)	10,960,082	6.17%	—	—	10,960,082	6.17%	10,960,082	6.17%	10,960,082
Bruce N. Haase (4)	117,218	*			117,218	*	117,218	*	117,218	*
David Clarkson	27,651	*	—	—	27,651	*	27,651	*	27,651	*
Christopher N. Dekle (5)	29,603	*	—	—	29,603	*	29,603	*	29,603	*
Howard J. Weissman	32,320	*	—	—	32,320	*	32,320	*	32,320	*
Kevin A. Henry	103,382	*	—	—	103,382	*	103,382	*	103,382	*
Kelly Poling	3,981	*	—	—	3,981	*	3,981	*	3,981	*
Judi Bikulege	13,184	*	—	—	13,184	*	13,184	*	13,184	*
Douglas G. Geoga (6)	554,410	*	—	—	554,410	*	554,410	*	554,410	*
Kapila K. Anand (7)	42,501	*	—	—	42,501	*	42,501	*	42,501	*
Ellen Keszler (8)	19,061	*	—	—	19,061	*	19,061	*	19,061	*
Jodie W. McLean (9)	38,912	*	—	—	38,912	*	38,912	*	38,912	*
Thomas F. O’Toole (10)	41,082	*	—	—	41,082	*	41,082	*	41,082	*
Richard F. Wallman (11)	249,889	*	—	—	249,889	*	249,889	*	249,889	*
Neil T. Brown (12)	58,923	*	—	—	58,923	*	58,923	*	58,923	*
Steven E. Kent (13)	25,612	*	—	—	25,612	*	25,612	*	25,612	*
Lisa Palmer (14)	53,175	*	—	—	53,175	*	53,175	*	53,175	*
Simon M. Turner (15)	10,098	*	—	—	10,098	*	10,098	*	10,098	*
Brian T. Nicholson	—	—	—	—	—	—	—	—	—	—
All current directors, named executive officers and other executive officers, as a group (21 persons)	1,438,705	*	—	—	1,438,705	*	1,438,705	*	1,438,705	*

†	100% of the Class A common stock of ESH REIT, or 250,493,583 shares of Class A common stock, is held by the Corporation.

*	Less than 1%.

(1)
Investment funds and accounts affiliated with Starwood Capital consisting of SAR Public Holdings, L.L.C.,
SOF-XI
U.S. Private SAR Holdings, L.P.,
SOF-XI
U.S. Institutional SAR Holdings, L.P., Starwood XI Management Holdings GP, L.L.C., Starwood XI Management, L.P., Starwood XI Management GP, L.L.C., Starwood Capital Group Global II, L.P., SCGG II GP, L.L.C., Starwood Capital Group Holdings GP, L.L.C. and BSS SCG GP Holdings, LLC and Barry S. Sternlicht (collectively, “Starwood”) filed a Schedule 13D/A with the Securities and Exchange Commission on August 10, 2020 to report beneficial ownership of 16,694,265 Paired Shares as of August 6, 2020. Starwood reported that it has shared voting power and shared dispositive power with respect to all 16,694,265 Paired Shares. The address for Starwood is 591 West Putnam Avenue, Greenwich, CT 06830.

(2)
The Vanguard Group filed a Schedule 13G/A with the Securities and Exchange Commission on February 10, 2021 to report beneficial ownership of 14,361,754 Paired Shares held by The Vanguard Group as of December 31, 2020. The Vanguard Group reported that it has shared voting power with respect to 127,544 Paired Shares, sole dispositive power with respect to 14,089,061 Paired Shares and shared dispositive power with respect to 272,693 Paired Shares. The address for The Vanguard Group is 100 Vanguard Blvd, Malvern, PA 19355.

(3)
Investment funds and accounts affiliated with FMR LLC consisting of FIAM LLC and Fidelity Management & Research Company LLC and Abigail P. Johnson (together, “FMR”) filed a Schedule 13G with the Securities and Exchange Commission on February 8, 2021 to report beneficial ownership of 10,960,082 Paired Shares held as of December 31, 2020. FMR reported that it has sole voting power with respect to 590,181 Paired Shares and sole dispositive power with respect to all 10,960,082 Paired Shares. The address for FMR is 245 Summer Street, Boston, MA 02210.

(4)
Mr. Haase owns 57,500 of these Paired Shares through the Bruce Nelson Haase Charles Schwab & Co Inc Cust IRA Rollover, an individual retirement account for which he is a fiduciary. A further 16,666 of these Paired Shares have not yet vested and will vest within 60 days.

(5)	916 of the Paired Shares attributed to Mr. Dekle have not yet vested and will vest within 60 days.

(6)
Mr. Geoga owns 353,276 of the Paired Shares and 7 shares of voting preferred stock through the Douglas Geoga Family Dynasty Trust. Michelle J. Geoga and Michael E. Dowdle, as the
co-trustees
of the Douglas Geoga Family Dynasty Trust, share the power to vote and invest the Paired Shares and shares of voting preferred stock, but each disclaims beneficial ownership of such securities. Mr. Geoga may be deemed to beneficially own the securities but disclaims beneficial ownership of such securities. A further 10,918 of these Paired Shares have not yet vested and will vest within 60 days.

(7)
Ms. Anand owns 1,500 of the Paired Shares through an individual retirement account for which she is the fiduciary. A further 10,918 of these Paired Shares have not yet vested and will vest within 60 days.

(8)	7,278 of the Paired Shares attributed to Ms. Keszler have not yet vested and will vest within 60 days.

(9)	7,278 of the Paired Shares attributed to Ms. McLean have not yet vested and will vest within 60 days.

(10)	7,278 of the Paired Shares attributed to Mr. O’Toole have not yet vested and will vest within 60 days.

(11)
Mr. Wallman owns 80,005 Paired Shares through the Richard F. Wallman IRA, 13,800 Paired Shares through the Amy Wallman IRA, 9,800 Paired Shares through the Richard F. Wallman SEP and 18,200 Paired Shares through the Amy Wallman SEP. A further 7,278 of these Paired Shares have not yet vested and will vest within 60 days.

(12)	7,278 of the Paired Shares attributed to Mr. Brown have not yet vested and will vest within 60 days.

(13)	7,278 of the Paired Shares attributed to Mr. Kent have not yet vested and will vest within 60 days.

(14)	7,278 of the Paired Shares attributed to Ms. Palmer have not yet vested and will vest within 60 days.

(10)	8,534 of the Paired Shares attributed to Mr. Turner have not yet vested and will vest within 60 days.
Item 13. Certain Relationships and Related Transactions and Director Independence
Each of the Boards of the Corporation and ESH REIT have adopted a Related Party Transaction Policy, which is designed to monitor and ensure the proper review, approval, ratification and disclosure of related party transactions. These policies are substantially identical between the Corporation and ESH REIT. Each policy applies to any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company was, is or will be a participant and the amount involved exceeds $120,000, and in which any related party had, has or will have a direct or indirect material interest. The Audit Committee must review proposed related party transactions and may approve and ratify a related party transaction if such transaction is consistent with the Related Party Transaction Policy and is on terms, taken as a whole, which the Audit Committee believes are no less favorable to the Corporation or ESH REIT, as applicable, than could be obtained in an arm’s-length
transaction with an unrelated third party, unless the Audit Committee otherwise determines that the transaction is not in the best interests of the Corporation or ESH REIT, as applicable. Any related party transaction or modification of such transaction which the Board has approved or ratified by the affirmative vote of a majority of directors, who do not have a direct or indirect material interest in such transaction, does not need to be approved or ratified by the Audit Committee. In addition, related party transactions involving compensation will be approved by the Compensation Committee in lieu of the Audit Committee.
This section describes related party transactions between the Corporation and ESH REIT and their respective directors, executive officers and 5% shareholders and their immediate family members that have occurred during the fiscal year ended December 31, 2020.
Overhead Expenses
ESA Management, a subsidiary of the Corporation, incurs costs under a services agreement with the Corporation and ESH REIT for certain overhead services performed on the entities’ behalf. The services relate to executive management, accounting, financial analysis, training and technology. For the year ended December 31, 2020, ESH REIT incurred approximately $10.2 million related to this agreement.

Working Capital
As of December 31, 2020, ESH REIT had an outstanding net payable related to ordinary working capital of approximately $92.8 million due to the Corporation and its subsidiaries. As of December 31, 2020, this amount included an $87.7 million distribution payable on the shares of ESH REIT owned by the Corporation and certain disbursements ESA Management made on behalf of ESH REIT in the ordinary course of business and the overhead expenses described above under “Overhead Expenses.” Outstanding balances are typically repaid within 30 days.
Leases
ESH REIT’s revenues are derived from three leases. The counterparty to each lease agreement is a subsidiary of the Corporation. Fixed rental revenues are recognized on a straight-line basis. For the year ended December 31, 2020, ESH REIT recognized fixed rental revenues of approximately $479.2 million. ESH REIT recognized approximately $83.6 million of percentage rental revenues for the year ended December 31, 2020.
Each lease agreement, which had an initial term that expired in October 2018, was renewed effective November 1, 2018, for a five-year term that expires in October 2023. Each lease contains an automatic five-year renewal, unless lessee provides notice that it will not renew no later than thirty months prior to expiration. Upon renewal, if applicable, minimum and percentage rents will be adjusted to reflect then market terms.
Future fixed rental payments to be received under current remaining noncancelable lease terms as of December 31, 2020, are as follows (in thousands):

Years Ending December 31,	Fixed Rental Payments
2021	$483,113
2022	$495,473
2023	$423,106
Total	$1,401,692
The future fixed rental payments shown above are subject to change based upon increases or decreases in the number of properties (for example, as a result of asset sales and the development of new properties) owned and ultimately leased by ESH REIT.
As of December 31, 2020, ESH REIT recorded rents receivable related to December 2020 percentage rent of approximately $3.9 million and deferred rents receivable of $39.1 million. In ESH REIT’s consolidated financial statements, rents receivable represents percentage rents, which are due one month in arrears, and deferred rents receivable represents rental revenues recognized in excess of cash rents received.
Distributions
The Corporation owns all of the Class A common stock of ESH REIT, which represented approximately 59% of the outstanding shares of common stock of ESH REIT as of December 30, 2020. Distributions of approximately $40.1 million were paid from ESH REIT to the Corporation in respect of the Class A common stock of ESH REIT during the year ended December 31, 2020. An additional $87.7 million distribution that was declared and payable to the Corporation as of December 31, 2020 was paid in 2021.
Issuance of Common Stock
During the year ended December 31, 2020, ESH REIT was compensated approximately $0.9 million for the issuance of approximately 0.2 shares of Class B common stock, each of which was attached to a share of Corporation common stock to form a Paired Share, used to settle vested restricted stock units.
As of December 31, 2020, approximately 178,000 restricted stock units issued by the Corporation had vested but had not been settled, for which ESH REIT recognized a receivable of approximately $0.7 million.
Board of Directors and Director Independence of the Corporation and ESH REIT
The Board of each of the Corporation and ESH REIT consists of seven directors. The Corporation’s Second Amended and Restated Bylaws and ESH REIT’s Amended and Restated Bylaws each provide that directors are elected at the annual meeting of shareholders and each director is elected to serve until his or her successor is duly elected or until his or her earlier death, resignation or removal.
The Corporation owns a majority of ESH REIT’s common stock. As a result, the Board of ESH REIT has determined that it is a “controlled company” under the rules of NASDAQ. Although it therefore qualifies for exemptions from certain corporate governance requirements of NASDAQ, it has chosen not to rely on those exemptions.

The Corporate Governance Guidelines of both the Corporation and ESH REIT define an “independent” director in accordance with the NASDAQ corporate governance rules for listed companies and require the Board to review and make an affirmative determination as to the independence of each director at least annually. The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the Corporation or ESH REIT, as applicable, and has not engaged in various types of business dealings with the Corporation or ESH REIT, as applicable, or certain other related party transactions with the Corporation or ESH REIT, as applicable. Because it is not possible to anticipate or explicitly provide for all potential conflicts of interest that may affect independence, the Board is also responsible for determining affirmatively, as to each independent director, that no material relationships exist that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the Board broadly considers all relevant facts and circumstances, including information provided by the directors and the Corporation or ESH REIT, as applicable, with regard to each director’s business and personal activities as they may relate to the respective entity and the respective entity’s management. The Board may delegate independence determinations to the Nominating and ESG Committee to the extent permitted by NASDAQ.
Each Board has affirmatively determined that each of its directors other than Mr. Haase is independent under the guidelines for director independence set forth in the respective Corporate Governance Guidelines and under all applicable rules of the SEC and NASDAQ.
Item 14. Principal Accounting Fees and Services
The following tables set forth the professional services performed and the fees billed by Deloitte for the years ended December 31, 2020 and 2019 for each of the Corporation and ESH REIT.
The Corporation

Type of Fees	December 31, 2020	December 31, 2019
Audit fees (1)	$2,107,500	$2,282,000
Audit-related fees (2)	—	—
Tax fees (3)	311,723	6,000
All other fees (4)	422,211	1,895
Total	$2,841,434	$2,289,895

(1)
Audit fees consist of fees for the audit of the annual financial statements included in our combined annual reports on Form
10-K,
quarterly reviews of the financial statements included in our combined quarterly reports on Form
10-Q
and accounting consultation and other attest services provided by Deloitte in connection with statutory and regulatory filings.

(2)
Audit-related fees consist of fees for assurance and related services that are traditionally performed by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements.

(3)	Tax fees are fees for tax compliance, tax consulting, tax advice and tax planning for entities required to file tax returns.

(4)
All other fees are fees for other permissible work performed by Deloitte that does not meet the above category descriptions, including hotel quality assurance compliance reviews and Technical Library subscription fees.

ESH REIT

Type of Fees	December 31, 2020	December 31, 2019
Audit fees (1)	$845,750	$1,036,500
Audit-related fees (2)	—	—
Tax fees (3)	—	3,000
Total	$845,750	$1,039,500

(1)
Audit fees consist of fees for the audit of the annual financial statements included in our combined annual reports on Form
10-K,
quarterly reviews of the financial statements included in our combined quarterly reports on Form
10-Q
and accounting consultation and other attest services provided by Deloitte in connection with statutory and regulatory filings.

(2)
Audit-related fees consist of fees for assurance and related services that are traditionally performed by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements.

(3)	Tax fees are fees for tax compliance, tax consulting, tax advice and tax planning for entities required to file tax returns.
Each of the Audit Committees of the Corporation and ESH REIT have considered whether the non-audit
services provided by Deloitte were compatible with maintaining Deloitte’s independence and has determined that the nature and substance of the non-audit
services did not impair the status of Deloitte as the Corporation’s or ESH REIT’s (as applicable) independent registered public accounting firm.
Policy on Audit Committee
Pre-approval
of Audit and
Non-audit
Related Services of Independent Auditors of the Corporation and ESH REIT
The Audit Committee of each of the Corporation and ESH REIT is responsible for the appointment, compensation, retention, oversight and termination of their respective independent registered public accounting firm. Each Audit Committee has adopted a policy requiring that substantially all audit, audit- related and
non-audit
services provided by the independent auditor be pre-approved by the Audit Committee.
Pre-approval
is not necessary for certain minor
non-audit
services that (i) do not constitute more than 5% of the total amount of revenues paid by the Corporation or ESH REIT (as applicable) to Deloitte during the fiscal year the non-audit
services were provided and (ii) were not recognized by the Corporation or ESH REIT (as applicable) to be non-audit
services at the time of the engagement for such services. In the case of such minor non-audit
services that are not
pre-approved,
the services must be promptly brought to the attention of the Audit Committee and approved prior to completion. Each Audit Committee may delegate authority to one or more independent members of the committee to grant pre-approvals
of audit and permitted
non-audit
services, provided that any such
pre-approvals
are presented to the full Audit Committee at its next scheduled meeting. During 2020, 100% of the non-audit
services provided to the Corporation and ESH REIT by Deloitte were pre-approved
by their respective Audit Committees.
The Audit Committee of each of the Corporation and ESH REIT has adopted a policy that prohibits their independent auditors from providing the following services:

•	bookkeeping or other services related to the accounting records or financial statements of the Corporation or ESH REIT (as applicable);

•	financial information systems design and implementation;

•	appraisal or valuation services;

•	providing fairness opinions or preparing contribution-in-kind reports;

•	actuarial services;

•	internal audit outsourcing services;

•	management functions or human resources;

•	broker or dealer, investment adviser or investment banking services;

•	legal services and expert services unrelated to the audit; and

•	any other service that the Public Company Accounting Oversight Board prohibits through regulation.
Each Audit Committee’s
pre-approval
policy is in the relevant Audit Committee Charter, each of which is available on the investor relations section of our website at www.aboutstay.com.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
Item 15 of the 2020
10-K
is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 1.

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer of Extended Stay America, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Extended Stay America, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of the Chief Executive Officer of ESH Hospitality, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of the Chief Financial Officer of ESH Hospitality, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer of Extended Stay America, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Executive Officer and the Chief Financial Officer of ESH Hospitality, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interact Data File (embedded within the Inline XBRL document).

*	Filed herewith.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXTENDED STAY AMERICA, INC.

By:	/s/ BRUCE N. HAASE
Bruce N. Haase
Chief Executive Officer
Date: April 30, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE N. HAASE	Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2021
Bruce N. Haase

/s/ DAVID A. CLARKSON	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2021
David A. Clarkson

/s/ DOUGLAS G. GEOGA	Director	April 30, 2021
Douglas G. Geoga

/s/ KAPILA K. ANAND	Director	April 30, 2021
Kapila K. Anand

/s/ JODIE W. MCLEAN	Director	April 30, 2021
Jodie W. McLean

/s/ THOMAS F. O’TOOLE	Director	April 30, 2021
Thomas F. O’Toole

/s/ RICHARD F. WALLMAN	Director	April 30, 2021
Richard F. Wallman

/s/ ELLEN KESZLER	Director	April 30, 2021
Ellen Keszler

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESH HOSPITALITY, INC.

By:	/s/ BRUCE N. HAASE
Bruce N. Haase
Chief Executive Officer
Date: April 30, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE N. HAASE	Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2021
Bruce N. Haase

/s/ DAVID A. CLARKSON	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2021
David A. Clarkson

/S/ DOUGLAS G. GEOGA	Director	April 30, 2021
Douglas G. Geoga

/s/ KAPILA K. ANAND	Director	April 30, 2021
Kapila K. Anand

/s/ NEIL T. BROWN	Director	April 30, 2021
Neil T. Brown

/s/ STEVEN E. KENT	Director	April 30, 2021
Steven E. Kent

/s/ LISA PALMER	Director	April 30, 2021
Lisa Palmer

/s/ SIMON M. TURNER	Director	April 30, 2021
Simon M. Turner