Form 10-Q
period 2021-03-31
Extended Stay America, Inc.; ESH Hospitality, Inc.
filed 2021-05-10
CIK 1581164, 1507563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
177,730,773 shares of common stock, par value $0.01 per share, of Extended Stay America, Inc., which are attached to and traded together with 177,730,773 shares of Class B common stock, par value $0.01 per share, of ESH Hospitality, Inc., and 250,493,583 shares of Class A common stock, par value $0.01 per share, of ESH Hospitality, Inc., were all outstanding as of May 6, 2021.

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
ADDITIONAL INFORMATION AND WHERE TO FIND IT
This quarterly report on Form 10-Q may be deemed to be solicitation material in respect of the proposed acquisition of the Company by a joint venture of Blackstone Real Estate Partners IX L.P. and Starwood Distressed Opportunity Fund XII Global, L.P. In connection with the proposed transaction, the Company filed with the United States Securities and Exchange Commission (“SEC”) on April 26, 2021, a definitive joint proxy statement, accompanying WHITE proxy cards and other relevant documents. SHAREHOLDERS OF THE COMPANY ARE ADVISED TO READ THE DEFINITIVE JOINT PROXY STATEMENT (INCLUDING ALL AMENDMENTS AND SUPPLEMENTS THERETO) BECAUSE IT CONTAINS OR WILL CONTAIN IMPORTANT INFORMATION. Investors may obtain a free copy of the definitive joint proxy statement and other relevant documents filed by the Company with the SEC at the SEC’s website at http://www.sec.gov. The definitive joint proxy statement, the WHITE proxy cards accompanying the definitive joint proxy statement and such other documents filed with the SEC may also be obtained for free from the Investor Relations section of the Company’s website (https://www.aboutstay.com/investor-relations) or by directing a request to the Company at ir@esa.com.

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
As disclosed in our combined annual report on Form 10-K filed with the SEC on February 25, 2021 (the “2020 Form 10-K”) and in other filings with the SEC, including this combined quarterly report on Form 10-Q, there are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this combined quarterly report on Form 10-Q. You should evaluate all forward-looking statements made in this combined quarterly report on Form 10-Q in the context of these risks and uncertainties, and you are cautioned not to place undue reliance on such forward looking statements.
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

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2021 AND DECEMBER 31, 2020
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $1,571,171 and $1,541,986	$3,414,487	$3,445,955
RESTRICTED CASH	13,152	13,151
CASH AND CASH EQUIVALENTS	357,857	396,770
INTANGIBLE ASSETS - Net of accumulated amortization of $16,412 and $15,715	35,014	34,093
GOODWILL	44,921	45,055
ACCOUNTS RECEIVABLE - Net of allowance for credit losses of $8,668 and $7,963	14,032	13,709
OTHER ASSETS	140,885	140,416
TOTAL ASSETS	$4,020,348	$4,089,149
LIABILITIES AND EQUITY
LIABILITIES:
Term loan facility payable - Net of unamortized deferred financing costs and debt discount of $8,946 and $9,355	$612,499	$613,667
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $28,335 and $29,810	2,021,665	2,020,190
Revolving credit facility	9,765	49,765
Finance lease liabilities	3,611	3,668
Deferred tax liabilities	8,835	11,218
Accounts payable and accrued liabilities	229,318	253,198
Total liabilities	2,885,693	2,951,706
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY:
Common stock - $0.01 par value, 3,500,000,000 shares authorized, 177,730,773 and 177,560,635 shares issued and outstanding	1,778	1,776
Additional paid in capital	726,070	725,865
Accumulated deficit	(42,729)	(44,664)
Accumulated other comprehensive loss	(95)	(206)
Total Extended Stay America, Inc. shareholders’ equity	685,024	682,771
Noncontrolling interests	449,631	454,672
Total equity	1,134,655	1,137,443
TOTAL LIABILITIES AND EQUITY	$4,020,348	$4,089,149
See accompanying notes to condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
REVENUES:
Room revenues	$249,868	$254,464
Other hotel revenues	6,680	6,768
Franchise and management fees	1,218	1,279
	257,766	262,511
Other revenues from franchised and managed properties	1,805	3,790
Total revenues	259,571	266,301
OPERATING EXPENSES:
Hotel operating expenses	146,338	145,295
General and administrative expenses	24,124	23,938
Depreciation and amortization	49,408	50,520
Merger transaction expenses	4,782	—
	224,652	219,753
Other expenses from franchised and managed properties	2,444	4,207
Total operating expenses	227,096	223,960

GAIN ON SALE OF HOTEL PROPERTIES (Note 4)	12,018	—
OTHER INCOME	1	2
INCOME FROM OPERATIONS	44,494	42,343
OTHER NON-OPERATING (INCOME) EXPENSE	(84)	703
INTEREST EXPENSE, NET	31,462	32,685
INCOME BEFORE INCOME TAX EXPENSE	13,116	8,955
INCOME TAX EXPENSE	750	1,110
NET INCOME	12,366	7,845
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(10,445)	(3,291)
NET INCOME ATTRIBUTABLE TO EXTENDED STAY AMERICA, INC. COMMON SHAREHOLDERS	$1,921	$4,554
NET INCOME PER EXTENDED STAY AMERICA, INC. COMMON SHARE:
Basic	$0.01	$0.03
Diluted	$0.01	$0.03
WEIGHTED-AVERAGE EXTENDED STAY AMERICA, INC. COMMON SHARES OUTSTANDING:
Basic	177,827	177,990
Diluted	178,549	178,171
See accompanying notes to condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
NET INCOME	$12,366	$7,845
OTHER COMPREHENSIVE INCOME:
INTEREST RATE CASH FLOW HEDGE GAIN (LOSS), NET OF TAX OF $40 and $(307)	218	(1,747)
COMPREHENSIVE INCOME	12,584	6,098
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(10,552)	(2,439)
COMPREHENSIVE INCOME ATTRIBUTABLE TO EXTENDED STAY AMERICA, INC. COMMON SHAREHOLDERS	$2,032	$3,659
See accompanying notes to condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(In thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Extended Stay America, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - January 1, 2020	179,483	$1,795	$742,397	$(48,283)	$383	$696,292	$479,978	$1,176,270
Net Income	—	—	—	4,554	—	4,554	3,291	7,845
Interest rate cash flow hedge loss, net of tax	—	—	—	—	(895)	(895)	(852)	(1,747)
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	(2,237)	(22)	—	(19,665)	—	(19,687)	(11,406)	(31,093)
Corporation common distributions - $0.09 per common share	—	—	(15,981)	—	—	(15,981)	—	(15,981)
ESH REIT common distributions - $0.14 per Class B common share	—	—	—	—	—	—	(24,842)	(24,842)
ESH REIT preferred distributions	—	—	—	—	—	—	(4)	(4)
Adjustment to reflect changes in book value of noncontrolling interests	—	—	(3,319)	—	—	(3,319)	3,319	—
Equity-based compensation	220	2	188	—	—	190	246	436
BALANCE - March 31, 2020	177,466	$1,775	$723,285	$(63,394)	$(512)	$661,154	$449,730	$1,110,884

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Extended Stay America, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - January 1, 2021	177,561	$1,776	$725,865	$(44,664)	$(206)	$682,771	$454,672	$1,137,443
Net income	—	—	—	1,921	—	1,921	10,445	12,366
Interest rate cash flow hedge gain, net of tax	—	—	—	—	111	111	107	218
ESH REIT common distributions - $0.09 per Class B common share	—	—	—	—	—	—	(16,092)	(16,092)
ESH REIT preferred distributions	—	—	—	—	—	—	(4)	(4)
Adjustment to reflect changes in book value of noncontrolling interests	—	—	(330)	—	—	(330)	330	—
Equity-based compensation	170	2	535	14	—	551	173	724
BALANCE - March 31, 2021	177,731	$1,778	$726,070	$(42,729)	$(95)	$685,024	$449,631	$1,134,655
See accompanying notes to condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Net income	$12,366	$7,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,408	50,520
Foreign currency transaction (gain) loss	(84)	703
Amortization of deferred financing costs and debt discount	2,058	2,052
Loss on disposal of property and equipment	1,232	3,343
Gain on sale of hotel properties	(12,018)	—
Equity-based compensation	2,348	1,126
Deferred income tax benefit	(2,423)	(3,122)
Changes in assets and liabilities:
Accounts receivable, net	(323)	(1,407)
Other assets	57	1,760
Accounts payable and accrued liabilities	38,725	29,465
Net cash provided by operating activities	91,346	92,285
INVESTING ACTIVITIES:
Purchases of property and equipment	(22,549)	(34,452)
Development in process payments	(6,246)	(19,769)
Payment for intangible assets	(1,641)	(358)
Proceeds from sale of hotel properties	21,867	—
Proceeds from insurance and related recoveries	56	956
Net cash used in investing activities	(8,513)	(53,623)
FINANCING ACTIVITIES:
Principal payments on term loan facility	(1,577)	(1,577)
Proceeds from revolving credit facilities	—	399,765
Payments on revolving credit facilities	(40,000)	—
Payments of deferred financing costs	—	(17)
Principal payments on finance leases	(38)	(37)
Tax withholdings related to restricted stock unit settlements	(1,638)	(815)
Repurchase of Corporation common stock and ESH REIT Class B common stock (Paired Shares)	—	(31,093)
Corporation common distributions	(91)	(16,177)
ESH REIT common distributions	(78,401)	(25,222)
Net cash (used in) provided by financing activities	(121,745)	324,827
CHANGES IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH DUE TO CHANGES IN FOREIGN CURRENCY EXCHANGE RATES	—	(150)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(38,912)	363,339
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of period	409,921	361,670
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - End of period	$371,009	$725,009

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (CONTINUED)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties, net of capitalized interest of $430 and $859	$3,611	$5,455
Cash payments (refunds) for income taxes, net of refunds of $152 and $18	$359	$(18)
Operating cash payments for finance leases	$56	$59
Operating cash payments for operating leases	$735	$714
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable and accrued liabilities	$13,239	$22,400
Additions to finance lease right-of-use assets and liabilities	$—	$364
Corporation common distributions included in accounts payable and accrued liabilities	$107	$238
ESH REIT common distributions included in accounts payable and accrued liabilities	$725	$387

See accompanying notes to condensed consolidated financial statements.

EXTENDED STAY AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2021 AND DECEMBER 31, 2020 AND FOR THE THREE MONTHS ENDED
MARCH 31, 2021 AND 2020
(Unaudited)

1.    BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION
Extended Stay America, Inc. (the “Corporation”) was incorporated in the state of Delaware on July 8, 2013. ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. The Corporation owns all of the issued and outstanding Class A common stock of ESH REIT, which, as of March 31, 2021, represents 58% of the outstanding common stock of ESH REIT. Due to its controlling interest in ESH REIT, the Corporation consolidates the financial position, results of operations, comprehensive income and cash flows of ESH REIT. The term, “the Company,” as used herein refers to the Corporation and its consolidated subsidiaries, including ESH REIT.
A “Paired Share” consists of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. Each outstanding share of Corporation common stock is attached to and trades with one share of ESH REIT Class B common stock.
The Company is an integrated owner/operator of Extended Stay America-branded hotels and is also engaged in franchising, and in certain cases managing, extended stay hotels for third parties in the U.S. As of March 31, 2021 and 2020, the Company owned and operated 563 and 558 hotel properties, respectively, in 40 U.S. states, consisting of approximately 62,700 and 62,100 rooms, respectively, and franchised 88 and 74 hotel properties for third parties, respectively, consisting of approximately 9,000 and 7,600 rooms, respectively. As of March 31, 2021, all 651 system-wide hotels were operated under the Extended Stay America brand.
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
Pending Merger—On March 14, 2021, the Corporation and ESH REIT entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Eagle Parent Holdings L.P. (“Parent”), a joint venture of Blackstone Real Estate Partners IX L.P. and Starwood Distressed Opportunity Fund XII Global, L.P. Upon completion of the proposed transactions, the Corporation and ESH REIT will become wholly-owned subsidiaries of Parent. Pursuant to the terms and conditions of the Merger Agreement, each issued and outstanding Paired Share will be converted into a right to receive (1) $19.50 in cash, plus (2) if the transactions are consummated after July 27, 2021 (or earlier, under certain circumstances), a per diem amount of $0.001 for each day from and after such date until, but not including, the closing date, without interest thereon (such sum, the “Merger Consideration”).
The Merger Agreement contains customary representations, warranties and covenants, including those related to the Company's use of commercially reasonable efforts to carry on its business consistent with past practice prior to completion of the transactions. Under the terms of the Merger Agreement, Parent may request that the Corporation pay a special distribution (the “Special Dividend”) immediately prior to the closing of up to $1.75 per share of Corporation common stock, in which case the cash consideration paid in the merger in respect of a share of Corporation common stock shall be reduced by the amount of such Special Dividend. The Merger Agreement is subject to customary closing conditions, including approval by the Company’s shareholders and receipt of certain regulatory approvals. The Company can provide no assurance that the transactions contemplated by the Merger Agreement will be completed.
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
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Presentation—Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP have been condensed or omitted in the accompanying condensed consolidated financial statements. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2020 included in the combined annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 25, 2021.
The accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly the Company’s financial position as of March 31, 2021, the results of the Company’s operations, comprehensive income, changes in equity and cash flows for the three months ended March 31, 2021 and 2020. Interim results are not necessarily indicative of full year performance because of the impact of seasonal, short-term or other market variations, including the impact of the COVID-19 pandemic, as well as the impact of hotel acquisitions and dispositions, renovations and capital transactions.
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
Property and Equipment—Property and equipment additions are recorded at cost. Major improvements that extend the life or utility of property or equipment are capitalized and depreciated over a period equal to the shorter of the estimated useful life of the improvement or the remaining estimated useful life of the asset. Ordinary repairs and maintenance are charged to expense as incurred. Depreciation and amortization are recorded on a straight-line basis over estimated useful lives which range from 1 to 49 years.
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

Intangible Assets—Intangible assets include trademarks, corporate customer relationships and software development and licenses related to certain internal-use software. Corporate customer relationships and software development and licenses are amortized using the straight-line method over their estimated useful lives; the estimated useful life of customer relationships and software development is 20 and five years, respectively, and the estimated useful life of software licenses is the remaining non-cancellable term of each respective contract. Trademarks are not amortized.
Definite-lived intangible assets are reviewed for impairment quarterly and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Indefinite-lived intangible assets, are reviewed for impairment quarterly, and the Company tests for impairment more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. At such time their classification as indefinite-lived intangible assets is reassessed, the Company first assesses qualitative factors to determine if it is more likely than not that the fair value of its indefinite-lived intangible assets is less than its carrying amount.
If the effects of the COVID-19 pandemic or other factors cause economic and market conditions to deteriorate, these events could result in impairment charges with respect to intangible assets in the future. Actual results are subject to a high degree of uncertainty due to the volatility of macroeconomic trends.
Goodwill—Goodwill represents the purchase price in excess of the fair value of net assets acquired in conjunction with the acquisition of the Company's predecessor in 2010. Goodwill is reviewed for impairment quarterly and more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has two reportable operating segments, owned hotels and franchise and management. There is no goodwill associated with the Company's franchise and management segment. As a result, management only analyzes goodwill associated with owned hotels when analyzing for potential impairment. The Company first assesses qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
If the effects of the COVID-19 pandemic or other factors cause economic and market conditions to deteriorate, these events could result in impairment charges with respect to goodwill in the future. Actual results are subject to a high degree of uncertainty due to the volatility of macroeconomic trends.
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
Recently Issued Accounting Standards
Reference Rate Reform—In March 2020, the FASB issued an accounting standards update that provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR, subject to meeting certain criteria. The Company adopted this update on March 12, 2020 and the updates are effective through December 31, 2022, during which time the Company may elect to apply the optional expedients and exceptions offered under the standard. The Company's variable rate debt and interest rate swap are tied to rates that reference LIBOR (see Notes 7 and 8). As of March 31, 2021, the Company had not applied any of these optional expedients or exceptions. The adoption of this update did not, and is not expected to, have a material effect on the Company's condensed consolidated financial statements.
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
The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income available to Extended Stay America, Inc. common shareholders - basic	$1,921	$4,554
Income attributable to noncontrolling interests assuming conversion	(25)	(2)
Net income available to Extended Stay America, Inc. common shareholders - diluted	$1,896	$4,552
Denominator:
Weighted-average number of Extended Stay America, Inc. common shares outstanding - basic	177,827	177,990
Dilutive securities	722	181
Weighted-average number of Extended Stay America, Inc. common shares outstanding - diluted	178,549	178,171
Net income per Extended Stay America, Inc. common share - basic	$0.01	$0.03
Net income per Extended Stay America, Inc. common share - diluted	$0.01	$0.03

4.    HOTEL DISPOSITIONS
The table below summarizes hotel dispositions during the three months ended March 31, 2021 and the year ended December 31, 2020 (in thousands, except number of hotels and number of rooms). No dispositions were reported as discontinued operations.

Date	Location	Number of Hotels	Number of Rooms	Net Proceeds	Gain on Sale	Franchised
March 2021	Texas	2	241	$21,867	$12,018	Yes	(1)
November 2020	California	1	146	$63,556	$52,525	No

(1) Remaining term of franchise agreement is less than one year.
During the three months ended March 31, 2021 and 2020, disposed hotel properties contributed total room and other hotel revenues, total operating expenses and income before income tax expense as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Total room and other hotel revenues	$615	$1,611
Total operating expenses	548	1,125
Income before income tax expense	67	486

5.    PROPERTY AND EQUIPMENT
Net investment in property and equipment as of March 31, 2021 and December 31, 2020, consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Hotel properties:
Land and site improvements (1)	$1,249,785	$1,246,441
Building and improvements	2,895,078	2,881,855
Furniture, fixtures and equipment (2)	782,465	783,414
Total hotel properties	4,927,328	4,911,710
Development in process	28,527	46,496
Corporate furniture, fixtures, equipment, software and other	29,803	29,735
Total cost	4,985,658	4,987,941
Less accumulated depreciation:
Hotel properties	(1,546,732)	(1,518,236)
Corporate furniture, fixtures, equipment, software and other	(24,439)	(23,750)
Total accumulated depreciation	(1,571,171)	(1,541,986)
Property and equipment — net	$3,414,487	$3,445,955
_________________________________
(1)Includes finance lease asset of $4.0 million as of March 31, 2021 and December 31, 2020.
(2)Includes finance lease asset of $0.4 million as of March 31, 2021 and December 31, 2020.

As of March 31, 2021 and December 31, 2020, development in process consisted of six and eight land parcels, respectively, that were in various phases of construction and/or development. The Company expects to delay commencement of construction at four of these locations as a result of current market uncertainty.
During the three months ended March 31, 2021 and the year ended December 31, 2020, the following owned, newly constructed hotels were opened under the Extended Stay America brand:

Opening Date	Location	Number of Hotels	Number of Rooms
March 2021	Florida	2	248
December 2020	Florida	1	124
November 2020	Florida	1	144
August 2020	Florida	1	124
June 2020	Various	2	248
April 2020	South Carolina	1	120
March 2020	Florida	1	120

During the three months ended March 31, 2021 and 2020, newly-built hotels contributed total room and other hotel revenues, total operating expenses and income (loss) before income tax expense as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Total room and other hotel revenues	$4,475	$108
Total operating expenses	3,722	130
Income (loss) before income tax expense	753	(22)

6.    INTANGIBLE ASSETS AND GOODWILL
The Company’s intangible assets and goodwill as of March 31, 2021 and December 31, 2020, consist of the following (in thousands):

	March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Customer relationships	$26,800	$(14,045)	$12,755
Software development and licenses	14,024	(2,367)	11,657
Software development in process	439	—	439
Indefinite-lived intangible assets—trademarks	10,163	—	10,163
Total intangible assets	51,426	(16,412)	35,014
Goodwill	44,921	—	44,921
Total intangible assets and goodwill	$96,347	$(16,412)	$79,935

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Customer relationships	$26,800	$(13,710)	$13,090
Software licenses	10,546	(2,005)	8,541
Software development in process	2,299	—	2,299
Indefinite-lived intangible assets—trademarks	10,163	—	10,163
Total intangible assets	49,808	(15,715)	34,093
Goodwill	45,055	—	45,055
Total intangible assets and goodwill	$94,863	$(15,715)	$79,148

The remaining weighted-average amortization period for amortizing intangible assets is approximately eight years as of March 31, 2021. Estimated future amortization expense for amortizing intangible assets is as follows (in thousands):

Years Ending December 31,
Remainder of 2021	$2,463
2022	3,279
2023	3,279
2024	3,279
2025	3,279
2026	2,723
Thereafter	6,110
Total	$24,412

7.    DEBT
Summary - The Company’s outstanding debt, net of unamortized debt discounts and unamortized deferred financing costs, as of March 31, 2021 and December 31, 2020, consists of the following (dollars in thousands):

	Stated Amount	Carrying Amount				Unamortized Deferred Financing Costs
Loan		March 31, 2021		December 31, 2020		March 31, 2021		December 31, 2020		Stated Interest Rate	Maturity Date
Term loan facility
ESH REIT Term Facility	$630,909	$619,847	(1)	$621,351	(1)	$7,348		$7,684		LIBOR (2) + 2.00%	9/18/2026	(3)
Senior notes
2025 Notes	1,300,000	1,294,630	(4)	1,294,301	(4)	11,526		12,232		5.25%	5/1/2025
2027 Notes	750,000	750,000		750,000		11,439		11,879		4.63%	10/1/2027
Revolving credit facilities
ESH REIT Revolving Credit Facility	350,000	—		—		1,923	(5)	2,061	(5)	LIBOR (2) + 2.00%	9/18/2024
Corporation Revolving Credit Facility	50,000	9,765		49,765		485	(5)	520	(5)	LIBOR (2) + 2.25%	9/18/2024
Total		$2,674,242		$2,715,417		$32,721		$34,376
_________________________________
(1)The ESH REIT Term Facility (defined below) is presented net of an unamortized debt discount of $1.6 million and $1.7 million as of March 31, 2021 and December 31, 2020, respectively.
(2)As of March 31, 2021 and December 31, 2020, one-month LIBOR was 0.11% and 0.14%, respectively. As of March 31, 2021 and December 31, 2020, $50.0 million and $100.0 million, respectively, of the ESH REIT Term Facility was subject to an interest rate swap at a fixed rate of 1.175%.
(3)Amortizes in equal quarterly installments of $1.6 million. In addition to scheduled amortization, subject to certain exceptions, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required under the ESH REIT Term Facility. Annual mandatory prepayments for the year are due during the first quarter of the following year. No mandatory prepayments were required in the first quarter of 2021 based on ESH REIT’s Excess Cash Flow for the year ended December 31, 2020.
(4)The 2025 Notes (defined below) are presented net of an unamortized discount of $5.4 million and $5.7 million as of March 31, 2021 and December 31, 2020, respectively.
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
ESH REIT Revolving Credit Facility—Borrowings under the ESH REIT Revolving Credit Facility bear interest at a rate equal to (i) LIBOR plus a spread that ranges from 1.50% to 2.00% based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined, or (ii) a base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50%, or (C) the one-month adjusted LIBOR rate plus 1.00%) plus a spread that ranges from 0.50% to 1.00% based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined. ESH REIT incurs a fee of 0.30% or 0.175% on the unutilized revolver balance based on the amount outstanding under the facility. ESH REIT is also required to pay customary letter of credit fees and agency fees. The ESH REIT Revolving Credit Facility provides for the issuance of up to $50.0 million of letters of credit. As of March 31, 2021, ESH REIT had no letters of credit outstanding and available borrowing capacity of $350.0 million under the facility.
ESH REIT 2025 Notes
In May 2015 and March 2016, ESH REIT issued $500.0 million and $800.0 million, respectively, of its 5.25% senior notes due in May 2025 (the “2025 Notes”) under an indenture with Deutsche Bank Trust Company Americas, as trustee, in private placements pursuant to Rule 144A of the Securities Act of 1933, as amended. ESH REIT may redeem the 2025 Notes at any time in whole or in part, at a redemption price equal to 102.625% of the principal amount, declining annually to 100% of the principal amount from May 1, 2023 and thereafter, plus accrued and unpaid interest. Upon a Change of Control, as defined, holders of the 2025 Notes have the right to require ESH REIT to redeem the 2025 Notes at 101% of the principal amount, plus accrued and unpaid interest.
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
During the three months ended March 31, 2021, the Company repaid $40.0 million under the Corporation Revolving Credit Facility, and as of March 31, 2021, the outstanding balance under the facility was $9.8 million. As of March 31, 2021, the Corporation had one letter of credit outstanding of $0.2 million and $40.0 million available borrowing capacity under the facility.

Obligations under the Corporation Revolving Credit Facility are guaranteed by certain existing and future material domestic subsidiaries of the Corporation, excluding ESH REIT and its subsidiaries and subject to customary exceptions. The facility is secured, subject to certain exceptions, by a first priority security interest in substantially all of the assets of the Corporation and the guarantors. If obligations are outstanding under the facility during any fiscal quarter, the Corporation Revolving Credit Facility requires that the Consolidated Leverage Ratio, as defined, calculated as of the end of such fiscal quarter for any consecutive four quarter period, be less than or equal to 8.75 to 1.00 (the “Leverage Covenant,” subject to the Four Quarter Suspension Period, as defined below). The facility is also subject to a springing financial covenant whereby the senior loan-to-value ratio may not exceed 45% when the aggregate principal amount of borrowings and letters of credit under the Corporation Revolving Credit Facility, excluding up to $30.0 million of letters of credit, is equal to or greater than 25% of the aggregate available principal amount of the Corporation Revolving Credit Facility on the applicable fiscal quarter end date.

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
Covenants
The ESH REIT Credit Facilities, the 2027 Notes, the 2025 Notes, the Corporation Revolving Credit Facility and certain intercompany loan facilities contain a number of restrictive covenants that, among other things and subject to certain exceptions, limit the Corporation’s or ESH REIT’s ability and the ability of their respective subsidiaries to engage in certain transactions. In addition, the ESH REIT Revolving Credit Facility and the Corporation Revolving Credit Facility contain financial covenants that, subject to certain conditions, require compliance with certain senior loan-to-value and consolidated leverage ratios. The agreements governing the Corporation’s and ESH REIT’s indebtedness also contain certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and, in the case of the ESH REIT Credit Facilities and certain intercompany loan facilities, certain material operating leases and management agreements. As of March 31, 2021, the Corporation and ESH REIT were in compliance with all covenants under their respective debt agreements.

The Company’s continued compliance with these covenants could be impacted by current or future economic conditions associated with the COVID-19 pandemic. The Company's failure to maintain compliance with its debt covenants or to pay debt obligations as they become due would give rise to a default under one or more of the agreements governing the Company's indebtedness, and could entitle the lenders under the defaulted agreements to accelerate the maturity of the amounts thereunder, which could raise substantial doubt about the Company's ability to continue as a going concern. The Company may seek additional covenant waivers or amendments, though there is no certainty that it would be successful in such efforts.
Interest Expense, net—The components of net interest expense during the three months ended March 31, 2021 and 2020, are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Contractual interest, net (1)	$29,067	$31,326
Amortization of deferred financing costs and debt discount	2,058	2,052
Other costs (2)	338	293
Interest income	(1)	(986)
Total	$31,462	$32,685
______________________
(1)Net of capitalized interest of $0.4 million and $0.9 million, respectively. For the three months ended March 31, 2020, includes dividends on shares of mandatorily redeemable Corporation preferred stock.
(2)Includes interest expense on finance leases (see Note 12) and unused facility fees.
Fair Value of Debt —As of March 31, 2021 and December 31, 2020, the estimated fair value of the Company’s debt was $2.7 billion and $2.8 billion, respectively. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available, to the stated interest rates and spreads on the Company’s debt. As of March 31, 2021 and December 31, 2020, the estimated fair value of the Corporation revolving credit facility was equal to its carrying value due to its short-term nature and frequent settlement.

8.    DERIVATIVE INSTRUMENTS
ESH REIT is a counterparty to a floating-to-fixed interest rate swap at a fixed rate of 1.175% and a floating rate of one-month LIBOR to manage its exposure to interest rate risk on a portion of the ESH REIT Term Facility. The notional amount of the interest rate swap as of March 31, 2021 was $50.0 million, and the swap matures in September 2021.
For the three months ended March 31, 2021, the Company paid interest of $0.3 million, and for the three months ended March 31, 2020, the company received proceeds of $0.3 million that offset interest expense. As of March 31, 2021, $0.3 million of interest expense is expected to be recognized over the following six months until the swap's maturity.
The table below presents the amounts and classification of the interest rate swap on the Company’s condensed consolidated financial statements (in thousands):

	Accrued liabilities	Accumulated other comprehensive loss, net of tax		Interest expense (income), net
As of March 31, 2021	$(268)	$(227)	(1)
As of December 31, 2020	$(525)	$(445)	(2)
For the three months ended March 31, 2021				$262
For the three months ended March 31, 2020				$(257)
_______________________________
(1)Changes during the three months ended March 31, 2021, on a pre-tax basis, consisted of changes in fair value of $0.3 million.
(2)Changes during the year ended December 31, 2020, on a pre-tax basis, consisted of changes in fair value of $(1.4) million.
9.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table disaggregates room revenues from owned hotels by booking source for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Property direct	$68,052	$60,024
Central call center	77,980	77,191
Proprietary website	53,589	52,939
Third-party intermediaries	44,929	57,820
Travel agency global distribution systems	5,318	6,490
Total room revenues from owned hotels (1)	$249,868	$254,464
_________________________________
(1)In addition to room revenues, the Company’s owned hotels earned $6.7 million and $6.8 million of other hotel revenues during the three months ended March 31, 2021 and 2020, respectively.

The following table disaggregates room revenues from owned hotels by length of guest stay for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
1-6 nights	$64,288	$84,594
7-29 nights	55,053	54,831
30+ nights	130,527	115,039
Total room revenues from owned hotels (1)	$249,868	$254,464
_________________________________
(1)In addition to room revenues, the Company’s owned hotels earned $6.7 million and $6.8 million of other hotel revenues during the three months ended March 31, 2021 and 2020, respectively.
The following table disaggregates revenues from franchised and managed hotels for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Management fees (1)	$—	$235
Franchise fees	1,218	1,044
Indirect reimbursements (system service fees)	1,471	1,190
Direct reimbursements	334	2,600
Total revenues from franchised and managed hotels	$3,023	$5,069
_________________________________
(1)The Company previously managed 25 hotels for a third-party franchise owner. The term of the management agreement for those 25 hotels expired on December 31, 2020.
Outstanding Contract Liabilities
Contract liabilities relate to advance deposits with respect to owned hotels and, with respect to franchised hotels, advance consideration received, such as initial franchise fees paid when a franchise agreement is executed and certain system implementation fees paid at the time of installation. Contract liabilities are included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets. The following table presents changes in outstanding contract liabilities as of March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Contract liabilities - beginning of period	$17,197	$16,111
Contract liabilities - end of period	$17,687	$16,231
Portion of beginning balance recognized as revenue during the period	$10,422	$10,172
Performance Obligations
As of March 31, 2021, $12.4 million of outstanding contract liabilities related to owned hotels and $5.3 million related to franchised hotels. The Company does not estimate revenues expected to be recognized related to unsatisfied performance obligations for royalty fees, system service fees or management fees, as they are considered either sales-based fees or allocated to wholly unsatisfied performance obligations in a series. Performance obligations related to owned hotels are expected to be satisfied within less than one year. Performance obligations related to third-party owned (i.e., franchised) hotels are expected to be satisfied over the term of the respective franchise agreements, which are typically 20 years.

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
The performance of the Company’s operating segments is evaluated primarily on income from operations. Selected financial data is provided below (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenues:
Owned hotels	$256,548	$261,232
Franchise and management (1)	1,981	2,062
Total segment revenues	258,529	263,294
Corporate and other (2)	18,109	19,992
Other revenues from franchised and managed properties (3)	1,805	3,790
Intersegment eliminations (4)	(18,872)	(20,775)
Total	$259,571	$266,301

Income from operations:
Owned hotels(5)	$56,763	$48,551
Franchise and management (1)	1,981	2,062
Total segment income from operations	58,744	50,613
Corporate and other (2)	(13,611)	(7,853)
Other expenses from franchised and managed properties, net (3)	(639)	(417)
Total	$44,494	$42,343
_________________________________
(1)Includes intellectual property fees charged to the owned hotels segment of $0.8 million for the three months ended March 31, 2021 and 2020, that are eliminated in the condensed consolidated statements of operations.
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
(5)Includes gain on sale of hotel properties of $12.0 million for the three months ended March 31, 2021.
Total assets for each of the Company’s operating segments are provided below (in thousands):

	March 31, 2021	December 31, 2020
Assets:
Owned hotels	$3,809,233	$3,802,896
Franchise and management	13,400	13,319
Total segment assets	3,822,633	3,816,215
Corporate and other	199,003	274,039
Intersegment eliminations	(1,288)	(1,105)
Total	$4,020,348	$4,089,149

Total capital expenditures for each of the Company's operating segments are provided below (in thousands):

	Three Months Ended March 31,
	2021	2020
Capital expenditures:
Owned hotels	$28,607	$54,368
Corporate and other	1,829	211
Total	$30,436	$54,579

11.    INCOME TAXES
The Corporation’s taxable income includes the taxable income of its wholly-owned subsidiaries and distribution income related to its ownership of 58% of ESH REIT.
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
The Company recorded a provision for federal, state and foreign income taxes of $0.8 million, an effective tax rate of 5.7%, for the three months ended March 31, 2021, as compared to a provision of $1.1 million, an effective tax rate of 12.4%, for the three months ended March 31, 2020. The Company's effective rate differs from the federal statutory rate of 21% due to ESH REIT's status as a REIT under the provisions of the Code.
The Company's income tax returns for the years 2017 to present are subject to examination by the Internal Revenue Service (“IRS”) and other taxing authorities. As of March 31, 2021, a subsidiary of ESH REIT was under examination by the Canadian Revenue Agency for the tax years 2014 through 2017. As this audit is still in process, the timing of the resolution and any payments that may be required cannot be determined at this time. The Company believes that, to the extent a liability may exist, it is not material as of March 31, 2021.
12.    COMMITMENTS AND CONTINGENCIES
Lease Commitments—The Company is a tenant under long-term ground leases at five of its hotel properties. Three of these leases are operating leases and two are finance leases. The ground lease agreements terminate at various dates between 2023 and 2096 and several of the agreements include multiple renewal options for generally five or ten year periods. The Company is also a tenant under an operating lease for its corporate office, which terminates in December 2022. As the Company is reasonably certain that it will exercise the options to extend its ground leases, fixed payments associated with the extensions are included in the measurement of related right-of-use assets and lease liabilities. Additionally, the Company leases certain technology equipment located at its hotel sites under finance leases.
Operating lease costs related to ground leases are included in hotel operating expenses and operating lease costs related to the Company’s office lease are included in general and administrative expenses in the condensed consolidated statements of operations. Finance lease interest costs are included in interest expense, net in the condensed consolidated statements of operations (see Note 7) or, when pertaining to assets under development, are capitalized and included in property and equipment, net on the condensed consolidated balance sheets (see Note 5). The Company has no variable lease costs or short-term leases.

For the three months ended March 31, 2021 and 2020, the components of the Company’s total lease costs are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease costs	$869	$769
Finance lease costs	125	61
Total lease costs	$994	$830
The Company’s right-of-use assets and lease liabilities are as follows (in thousands):

	March 31, 2021	December 31, 2020
Right-of-use assets:
Operating(1)	$5,390	$2,538
Finance(2)	4,323	4,354

Lease liabilities:
Operating(3)	13,304	10,442
Finance	3,611	3,668
_________________________________
(1)Included in other assets on the accompanying condensed consolidated balance sheets.
(2)Included in property and equipment, net on the accompanying condensed consolidated balance sheets.
(3)Included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.
Maturities of lease liabilities as of March 31, 2021, are as follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
Remainder of 2021	$2,358	$297
2022	3,449	853
2023	552	400
2024	503	402
2025	503	429
2026	503	439
Thereafter	76,588	2,232
Total	$84,456	$5,052

Total discounted lease liability	$13,304	$3,611
Difference between undiscounted cash flows and discounted cash flows	$71,152	$1,441

Weighted-average remaining lease term	41 years	10 years
Weighted-average discount rate	5.3%	6.6%
The Company’s leases do not contain residual value guarantees and do not contain restrictions with respect to incurring additional financial obligations or paying dividends. As of March 31, 2021, the Company does not have any material leases that have not yet commenced.
Letter of Credit—As of March 31, 2021, the Company had one outstanding letter of credit, issued by the Corporation, for $0.2 million, which is collateralized by the Corporation Revolving Credit Facility.
Legal Contingencies—As of March 31, 2021, six purported class action lawsuits in California have been filed against the Company. The complaints allege, among other things, failure to provide meal and rest periods, wage and hour violations and violations of the Fair Credit Reporting Act. The complaints seek, among other relief, collective and class certification of the lawsuits, unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the court might find just and proper.
With respect to the Fair Credit Reporting Act violations alleged in the lawsuits described above, the parties reached a tentative settlement agreement in May 2019, which is subject to certain conditions, including court approval, and the Company recorded a payable and a corresponding insurance receivable for the amount of the tentative settlement. The expected resolution of the alleged Fair Credit Reporting Act violations in the lawsuits did not have, and is not expected to have, a material adverse impact on the Company’s condensed consolidated financial statements, results of operations or liquidity.
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
The Company is not a party to any additional litigation or claims, other than routine matters arising in the ordinary course of business that are incidental to the operation of the business of the Company. The Company believes that the results of all additional litigation and claims, individually or in the aggregate, will not have a material adverse effect on the Company's condensed consolidated financial statements, its business, results of operations or financial condition.
13.    EQUITY-BASED COMPENSATION
The Corporation and ESH REIT each maintain a long-term incentive plan (“LTIP”), approved by their shareholders. Under each LTIP, the Corporation and ESH REIT may issue to eligible employees or directors restricted stock units (“RSUs”) or other equity-based awards in respect of Paired Shares with service, performance or market vesting conditions. The aggregate number of Paired Shares that may be the subject of awards under the LTIPs shall not exceed 8.0 million, of which no more than 4.0 million may be granted as incentive stock options. Each of the Corporation’s and ESH REIT’s LTIPs has a share reserve of an equivalent number of shares of Corporation common stock and ESH REIT Class B common stock. As of March 31, 2021, 4.4 million Paired Shares were available for future issuance under the LTIPs.
Equity-based compensation expense is recognized by amortizing the grant-date fair value on a straight-line basis over the requisite service period of each award. A portion of the grant-date fair value of all equity-based awards is allocated to a share of Corporation common stock and a portion is allocated to a share of ESH REIT Class B common stock. Equity-based compensation expense, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations, was $2.3 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively.
As of March 31, 2021, unrecognized compensation expense related to outstanding equity-based awards and the related weighted-average period over which it is expected to be recognized subsequent to March 31, 2021, is presented in the following table. Total unrecognized compensation expense will be adjusted for forfeitures as they occur.

	Unrecognized Compensation Expense Related to Outstanding Awards (in thousands)	Remaining Weighted-Average Amortization Period (in years)
RSUs with service vesting conditions	$9,579	2.0
RSUs with market vesting conditions	5,269	2.3
Total unrecognized compensation expense	$14,848

RSU activity during the three months ended March 31, 2021, was as follows:

	Service-Based Awards		Performance-Based Awards - Market Vesting
	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value
Outstanding at January 1, 2021	986	$14.26	376	$12.96
Granted	183	$15.12	211	$17.26
Settled	(217)	$15.43	(39)	$17.41
Forfeited	(31)	$15.23	(35)	$13.34
Outstanding at March 31, 2021	921	$14.63	513	$14.37

Vested at March 31, 2021	117	$14.46	—	$—
Nonvested at March 31, 2021	804	$14.65	513	$14.37

The grant-date fair value of awards with service vesting conditions is based on the closing price of a Paired Share on the date of grant. Service-based awards vest over a period of one to three years, subject to the grantee’s continued employment or service. The grant-date fair value of awards with market vesting conditions is based on an independent valuation. These awards vest at the end of a three-year period, subject to the grantee’s continued employment, with the ability to earn Paired Shares in a range of 0% to 200% of the awarded number of RSUs based on the total shareholder return of a Paired Share relative to the total shareholder return of other publicly traded lodging companies identified in the award agreements. During the three months ended March 31, 2021, the grant-date fair value of awards with market vesting conditions were calculated using a Monte Carlo simulation model with the following key assumptions:

Expected holding period	3.0 years
Risk–free rate of return	0.17%
Expected dividend yield	3.17%

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2021 AND DECEMBER 31, 2020
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $1,569,166 and $1,540,358	$3,430,051	$3,461,212
CASH AND CASH EQUIVALENTS	287,989	375,715
RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC. (Note 10)	11,108	3,941
DEFERRED RENTS RECEIVABLE FROM EXTENDED STAY AMERICA, INC. (Note 10)	38,536	39,135
INTANGIBLE ASSETS - Net of accumulated amortization of $2,312 and $2,005	8,285	8,541
GOODWILL	43,748	43,878
OTHER ASSETS	19,143	18,695
TOTAL ASSETS	$3,838,860	$3,951,117
LIABILITIES AND EQUITY
LIABILITIES:
Term loan facility payable - Net of unamortized deferred financing costs and debt discount of $8,946 and $9,355	$612,499	$613,667
Senior notes payable - Net of unamortized deferred financing costs and debt discount of $28,335 and $29,810	2,021,665	2,020,190
Finance lease liabilities	3,611	3,668
Unearned rental revenues from Extended Stay America, Inc. (Note 10)	23,743	—
Due to Extended Stay America, Inc., net (Note 10)	5,405	92,791
Accounts payable and accrued liabilities	89,190	125,519
Total liabilities	2,756,113	2,855,835
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY:
Common stock - Class A: $0.01 par value, 4,300,000,000 shares authorized, 250,493,583 shares issued and outstanding; Class B: $0.01 par value, 7,800,000,000 shares authorized, 177,730,773 and 177,560,635 shares issued and outstanding	4,283	4,281
Additional paid in capital	1,053,075	1,052,379
Preferred stock—no par value, $1,000 liquidation value, 125 shares authorized, issued and outstanding	73	73
Retained earnings	25,584	39,075
Accumulated other comprehensive loss	(268)	(526)
Total equity	1,082,747	1,095,282
TOTAL LIABILITIES AND EQUITY	$3,838,860	$3,951,117
See accompanying notes to condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
REVENUES - Rental revenues from Extended Stay America, Inc. (Note 10)	$120,392	$119,190
OPERATING EXPENSES:
Hotel operating expenses	21,405	24,527
General and administrative expenses (Note 10)	3,960	4,167
Depreciation and amortization	48,381	49,588
Merger transaction expenses	2,373	—
Total operating expenses	76,119	78,282

GAIN ON SALE OF HOTEL PROPERTIES (Note 4)	11,930	—
INCOME FROM OPERATIONS	56,203	40,908
OTHER NON-OPERATING (INCOME) EXPENSE	(84)	560
INTEREST EXPENSE, NET	31,135	32,428
INCOME BEFORE INCOME TAX EXPENSE	25,152	7,920
INCOME TAX EXPENSE	2	2
NET INCOME	$25,150	$7,918
NET INCOME PER ESH HOSPITALITY, INC. COMMON SHARE:
Class A - basic	$0.06	$0.02
Class A - diluted	$0.06	$0.02
Class B - basic	$0.06	$0.02
Class B - diluted	$0.06	$0.02
WEIGHTED-AVERAGE ESH HOSPITALITY, INC. COMMON SHARES OUTSTANDING:
Class A - basic	250,494	250,494
Class A - diluted	250,494	250,494
Class B - basic	177,827	177,990
Class B - diluted	178,549	178,171
See accompanying notes to condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
NET INCOME	$25,150	$7,918
OTHER COMPREHENSIVE INCOME:

INTEREST RATE CASH FLOW HEDGE GAIN (LOSS), NET OF TAX OF $0 and $1	258	(2,054)

COMPREHENSIVE INCOME	$25,408	$5,864
See accompanying notes to condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(In thousands, except preferred stock shares and per share data)
(Unaudited)

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - January 1, 2020	250,494	179,483	$4,300	125	$73	$1,050,740	$93,424	$830	$1,149,367
Net income	—	—	—	—	—	—	7,918	—	7,918
Interest rate cash flow hedge loss, net of tax	—	—	—	—	—	—	—	(2,054)	(2,054)
Repurchase of Class B common stock	—	(2,237)	(22)	—	—	—	(11,384)	—	(11,406)
Common distributions - $0.14 per Class A and Class B common share	—	—	—	—	—	—	(59,911)	—	(59,911)
Preferred distributions	—	—	—	—	—	—	(4)	—	(4)
Equity-based compensation	—	220	2	—	—	336	—	—	338
BALANCE - March 31, 2020	250,494	177,466	$4,280	125	$73	$1,051,076	$30,043	$(1,224)	$1,084,248

	Common Stock			Preferred Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Class A Shares	Class B Shares	Amount	Shares	Amount
BALANCE - January 1, 2021	250,494	177,561	$4,281	125	$73	$1,052,379	$39,075	$(526)	$1,095,282
Net income	—	—	—	—	—	—	25,150	—	25,150
Interest rate cash flow hedge gain, net of tax	—	—	—	—	—	—	—	258	258
Common distributions - $0.09 per Class A and Class B common share	—	—	—	—	—	—	(38,637)	—	(38,637)
Preferred distributions	—	—	—	—	—	—	(4)	—	(4)
Equity-based compensation	—	170	2	—	—	696	—	—	698
BALANCE - March 31, 2021	250,494	177,731	$4,283	125	$73	$1,053,075	$25,584	$(268)	$1,082,747
See accompanying notes to condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Net income	$25,150	$7,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,381	49,588
Foreign currency transaction (gain) loss	(84)	560
Amortization of deferred financing costs and debt discount	2,023	2,022
Loss on disposal of property and equipment	1,232	3,343
Gain on sale of hotel properties	(11,930)	—
Equity-based compensation	117	134
Changes in assets and liabilities:
Deferred rents payable (receivable) from Extended Stay America, Inc.	508	(2,512)
Due to Extended Stay America, Inc., net	(166)	(1,588)
Other assets	112	(798)
Unearned rental revenues/rents receivable from Extended Stay America, Inc., net	16,576	20,159
Accounts payable and accrued liabilities	26,236	29,469
Net cash provided by operating activities	108,155	108,295
INVESTING ACTIVITIES:
Purchases of property and equipment	(22,222)	(33,786)
Development in process payments	(6,246)	(19,769)
Payment for intangible assets	(137)	(358)
Proceeds from sale of hotel properties	21,867	—
Proceeds from insurance and related recoveries	56	956
Net cash used in investing activities	(6,682)	(52,957)
FINANCING ACTIVITIES:
Principal payments on term loan facility	(1,577)	(1,577)
Proceeds from revolving credit facility	—	350,000
Payments of deferred financing costs	—	(11)
Principal payments on finance leases	(38)	(37)
Repurchase of Class B common stock	—	(11,406)
Issuance of Class B common stock related to issuance of Paired Shares	1,034	737
Common distributions	(188,618)	(60,291)
Net cash (used in) provided by financing activities	(189,199)	277,415
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(87,726)	332,753
CASH AND CASH EQUIVALENTS - Beginning of period	375,715	296,134
CASH AND CASH EQUIVALENTS - End of period	$287,989	$628,887

ESH HOSPITALITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (CONTINUED)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest, excluding prepayment and other penalties, net of capitalized interest of $430 and $859	$3,412	$5,239
Cash payments (refunds) for income taxes, net of refunds of $10 and $18	$1	$(18)
Operating cash payments for finance leases	$56	$59
Operating cash payments for operating leases	$196	$189
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in due to/from Extended Stay America, Inc. and accounts payable and accrued liabilities	$12,504	$21,873
Additions to finance lease right-of-use assets and liabilities	$—	$364
Common distributions included in accounts payable and accrued liabilities	$725	$387
Net receivable (payable) related to RSUs not yet settled or issued included in due to/from Extended Stay America, Inc.	$235	$(230)

See accompanying notes to condensed consolidated financial statements.

ESH HOSPITALITY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2021 AND DECEMBER 31, 2020 AND FOR THE THREE MONTHS ENDED
MARCH 31, 2021 AND 2020
(Unaudited)

1.    BUSINESS, ORGANIZATION AND BASIS OF CONSOLIDATION
ESH Hospitality, Inc. (“ESH REIT”) was formed as a limited liability company in the state of Delaware on September 16, 2010 and was converted to a corporation on November 5, 2013. Extended Stay America, Inc. (the “Corporation”), the parent of ESH REIT, was incorporated in the state of Delaware on July 8, 2013. The Corporation owns all of the issued and outstanding Class A common stock of ESH REIT, which, as of March 31, 2021, represents 58% of the outstanding common stock of ESH REIT.
A “Paired Share” consists of one share of common stock, par value $0.01 per share, of the Corporation, that is attached to and trades as a single unit with one share of Class B common stock, par value $0.01 per share, of ESH REIT. Each outstanding share of ESH REIT Class B common stock is attached to and trades with one share of Corporation common stock.
As of March 31, 2021 and 2020, ESH REIT and its subsidiaries owned and leased 563 and 558 hotel properties, in 40 U.S. states, consisting of approximately 62,700 and 62,100 rooms, respectively. All hotels are leased to wholly-owned subsidiaries of the Corporation (the “Operating Lessees”).
Pending Merger—On March 14, 2021, the Corporation and ESH REIT entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Eagle Parent Holdings L.P. (“Parent”), a joint venture of Blackstone Real Estate Partners IX L.P. and Starwood Distressed Opportunity Fund XII Global, L.P. Upon completion of the proposed transactions, the Corporation and ESH REIT will become wholly-owned subsidiaries of Parent. Pursuant to the terms and conditions of the Merger Agreement, each issued and outstanding Paired Share will be converted into a right to receive (1) $19.50 in cash, plus (2) if the transactions are consummated after July 27, 2021 (or earlier, under certain circumstances), a per diem amount of $0.001 for each day from and after such date until, but not including, the closing date, without interest thereon (such sum, the “Merger Consideration”).
The Merger Agreement contains customary representations, warranties and covenants, including those related to the Corporation’s and ESH REIT’s use of commercially reasonable efforts to carry on their business consistent with past practice prior to completion of the transactions. The Merger Agreement is subject to customary closing conditions, including approval by the Corporation shareholders, ESH REIT shareholders and receipt of certain regulatory approvals. Neither the Corporation nor ESH REIT can provide assurance that the transactions contemplated by the Merger Agreement will be completed.
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
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Presentation—Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP have been condensed or omitted in the accompanying condensed consolidated financial statements. ESH REIT believes the disclosures made are adequate to prevent the information presented from being misleading. However, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2020, included in the combined annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 25, 2021.
The accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring items) necessary to present fairly ESH REIT’s financial position as of March 31, 2021, the results of ESH REIT’s operations, comprehensive income, changes in equity and cash flows for the three months ended March 31, 2021 and 2020. Interim results are not necessarily indicative of full year performance because of hotel acquisitions and dispositions, capital transactions, the impact of accounting for variable rental payments under lease arrangements and the impact of the COVID-19 pandemic.
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
Property and Equipment—Property and equipment additions are recorded at cost. Major improvements that extend the life or utility of property or equipment are capitalized and depreciated over a period equal to the shorter of the estimated useful life of the improvement or the remaining estimated useful life of the asset. Ordinary repairs and maintenance are charged to expense as incurred. Depreciation and amortization are recorded on a straight-line basis over estimated useful lives which range from 1 to 49 years.
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
If the effects of the COVID-19 pandemic or other factors cause economic and market conditions to deteriorate, these events could result in impairment charges with respect to intangible assets in the future. Actual results are subject to a high degree of uncertainty due to the volatility of macroeconomic trends.
Goodwill—Goodwill represents the purchase price in excess of the fair value of net assets acquired in conjunction with the acquisition of ESH REIT's predecessor in 2010. Goodwill is reviewed for impairment quarterly, and ESH REIT tests for impairment more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ESH REIT has one operating segment, which is its reporting unit; therefore, management analyzes goodwill associated with hotels when analyzing for potential impairment. ESH REIT first assesses qualitative factors to determine if it is more likely than not that the fair value of its reporting unit is less than its carrying amount.

If the effects of the COVID-19 pandemic or other factors cause economic and market conditions to deteriorate, these events could result in impairment charges with respect to goodwill in the future. Actual results are subject to a high degree of uncertainty due to the volatility of macroeconomic trends.
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
Recently Issued Accounting Standards
Reference Rate Reform—In March 2020, the FASB issued an accounting standards update that provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR, subject to meeting certain criteria. ESH REIT adopted this update on March 12, 2020 and the updates are effective through December 31, 2022, during which time ESH REIT may elect to apply the optional expedients and exceptions offered under the standard. ESH REIT's variable rate debt and interest rate swap are tied to rates that reference LIBOR (see Notes 7 and 8). As of March 31, 2021, ESH REIT had not applied any of these optional expedients or exceptions. The adoption of this update did not, and is not expected to, have a material effect on ESH REIT's condensed consolidated financial statements.
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

The calculations of basic and diluted net income per share, including a reconciliation of the numerators and denominators, are as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income	$25,150	$7,918
Less preferred dividends	(4)	(4)
Net income available to ESH Hospitality, Inc. common shareholders	$25,146	$7,914
Class A:
Net income available to ESH Hospitality, Inc. Class A common shareholders - basic	$14,706	$4,627
Amounts attributable to ESH Hospitality, Inc. Class B shareholders assuming conversion	(25)	(2)
Net income available to ESH Hospitality, Inc. Class A common shareholders - diluted	$14,681	$4,625
Class B:
Net income available to ESH Hospitality, Inc. Class B common shareholders - basic	$10,440	$3,287
Amounts attributable to ESH Hospitality, Inc. Class B shareholders assuming conversion	25	2
Net income available to ESH Hospitality, Inc. Class B common shareholders - diluted	$10,465	$3,289
Denominator:
Class A:
Weighted-average number of ESH Hospitality, Inc. Class A common shares outstanding - basic and diluted	250,494	250,494
Class B:
Weighted-average number of ESH Hospitality, Inc. Class B common shares outstanding - basic	177,827	177,990
Dilutive securities	722	181
Weighted-average number of ESH Hospitality, Inc. Class B common shares outstanding - diluted	178,549	178,171
Net income per ESH Hospitality, Inc. common share - Class A - basic	$0.06	$0.02
Net income per ESH Hospitality, Inc. common share - Class A - diluted	$0.06	$0.02
Net income per ESH Hospitality, Inc. common share - Class B - basic	$0.06	$0.02
Net income per ESH Hospitality, Inc. common share - Class B - diluted	$0.06	$0.02

4.    HOTEL DISPOSITIONS
The table below summarizes hotel dispositions during the three months ended March 31, 2021, and the year ended December 31, 2020 (in thousands, except number of hotels and number of rooms). No dispositions were reported as discontinued operations.

Date	Location	Number of Hotels	Number of Rooms	Net Proceeds	Gain on Sale
March 2021	Texas	2	241	$21,867	$11,930
November 2020	California	1	146	$63,556	$52,196
During the three months ended March 31, 2021 and 2020, disposed hotel properties contributed total rental revenues, total operating expenses and income before income tax expense as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Total rental revenues from Extended Stay America, Inc.	$289	$933
Total operating expenses	157	395
Income before income tax expense	132	538

5.    PROPERTY AND EQUIPMENT
Net investment in property and equipment as of March 31, 2021 and December 31, 2020, consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Hotel properties:
Land and site improvements (1)	$1,252,151	$1,248,807
Building and improvements	2,927,906	2,914,683
Furniture, fixtures and equipment (2)	789,633	790,584
Total hotel properties	4,969,690	4,954,074
Development in process	28,527	46,496
Other	1,000	1,000
Total cost	4,999,217	5,001,570
Less accumulated depreciation:	(1,569,166)	(1,540,358)
Property and equipment — net	$3,430,051	$3,461,212
_________________________________
(1)Includes finance lease asset of $4.0 million as of March 31, 2021 and December 31, 2020.
(2)Includes finance lease asset of $0.4 million as of March 31, 2021 and December 31, 2020.
As of March 31, 2021 and December 31, 2020, development in process consisted of six and eight land parcels, respectively, that were in various phases of construction and/or development. ESH REIT expects to delay commencement of construction of four of these locations as a result of current market uncertainty.
During the three months ended March 31, 2021 and the year ended December 31, 2020, the following owned, newly constructed hotels were opened under the Extended Stay America brand:

Opening Date	Location	Number of Hotels	Number of Rooms
March 2021	Florida	2	248
December 2020	Florida	1	124
November 2020	Florida	1	144
August 2020	Florida	1	124
June 2020	Various	2	248
April 2020	South Carolina	1	120
March 2020	Florida	1	120
During the three months ended March 31, 2021 and 2020, newly-build hotels contributed rental revenues, total operating expenses and income before income tax expense as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Rental revenues from Extended Stay America, Inc.	$1,975	$130
Total operating expenses	1,901	62
Income before income tax expense	74	68

6.    INTANGIBLE ASSETS AND GOODWILL
ESH REIT's intangible assets and goodwill as of March 31, 2021 and December 31, 2020, consist of the following (dollars in thousands):

	March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—software licenses	$10,597	$(2,312)	$8,285
Goodwill	43,748	—	43,748
Total intangible assets and goodwill	$54,345	$(2,312)	$52,033

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets—software licenses	$10,546	$(2,005)	$8,541
Goodwill	43,878	—	43,878
Total intangible assets and goodwill	$54,424	$(2,005)	$52,419

The remaining weighted-average amortization period for amortizing intangible assets is approximately seven years as of March 31, 2021. Estimated future amortization expense for amortizing intangible assets is as follows (in thousands):

Years Ending December 31,
Remainder of 2021	$944
2022	1,259
2023	1,259
2024	1,259
2025	1,259
2026	1,259
Thereafter	1,046
Total	$8,285

7.    DEBT
Summary—ESH REIT’s outstanding debt, net of unamortized debt discount and unamortized deferred financing costs, as of March 31, 2021 and December 31, 2020, consists of the following (dollars in thousands):

	Stated Amount	Carrying Amount				Unamortized Deferred Financing Costs
Loan		March 31, 2021		December 31, 2020		March 31, 2021		December 31, 2020		Stated Interest Rate	Maturity Date
Term loan facility
ESH REIT Term Facility	$630,909	$619,847	(1)	$621,351	(1)	$7,348		$7,684		LIBOR (2) + 2.00%	9/18/2026	(3)
Senior notes
2025 Notes	1,300,000	1,294,630	(4)	1,294,301	(4)	11,526		12,232		5.25%	5/1/2025
2027 Notes	750,000	750,000		750,000		11,439		11,879		4.63%	10/1/2027
Revolving credit facility
ESH REIT Revolving Credit Facility	350,000	—		—		1,923	(5)	2,061	(5)	LIBOR (2) + 2.00%	9/18/2024
Unsecured intercompany facility
ESH REIT Intercompany Facility	75,000	—		—		—		—		5.00%	9/18/2026
Total		$2,664,477		$2,665,652		$32,236		$33,856
_________________________________
(1)The ESH REIT Term Facility (defined below) is presented net of an unamortized debt discount of $1.6 million and $1.7 million as of March 31, 2021 and December 31, 2020, respectively.
(2)As of March 31, 2021 and December 31, 2020, one-month LIBOR was 0.11% and 0.14%, respectively. As of March 31, 2021 and December 31, 2020, $50.0 million and $100.0 million, respectively, of the ESH REIT Term Facility was subject to an interest rate swap at a fixed rate of 1.175%.
(3)Amortizes in equal quarterly installments of $1.6 million. In addition to scheduled amortization, subject to certain exceptions, annual mandatory prepayments of up to 50% of Excess Cash Flow, as defined, may be required under the ESH REIT Term Facility. Annual mandatory prepayments for the year are due during the first quarter of the following year. No mandatory prepayments were required in the first quarter of 2021 based on ESH REIT’s Excess Cash Flow for the year ended December 31, 2020.
(4)The 2025 Notes (defined below) are presented net of an unamortized discount of $5.4 million and $5.7 million as of March 31, 2021 and December 31, 2020, respectively.
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
ESH REIT Revolving Credit Facility—Borrowings under the ESH REIT Revolving Credit Facility bear interest at a rate equal to (i) LIBOR plus a spread that ranges from 1.50% to 2.00% based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined, or (ii) a base rate (determined by reference to the highest of (A) the prime lending rate, (B) the overnight federal funds rate plus 0.50%, or (C) the one-month adjusted LIBOR rate plus 1.00%) plus a spread that ranges from 0.50% to 1.00% based on ESH REIT’s Consolidated Total Net Leverage Ratio, as defined. ESH REIT incurs a fee of 0.30% or 0.175% on the unutilized revolver balance based on the amount outstanding under the facility. ESH REIT is also required to pay customary letter of credit fees and agency fees. The ESH REIT Revolving Credit Facility provides for the issuance of up to $50.0 million of letters of credit. As of March 31, 2021, ESH REIT had no letters of credit outstanding and available borrowing capacity of $350.0 million under the facility.

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
ESH REIT Intercompany Facility
In August 2016, ESH REIT, as borrower, and the Corporation, as lender, entered into an unsecured intercompany credit facility, as may be amended and supplemented from time to time (the “ESH REIT Intercompany Facility”). Under the ESH REIT Intercompany Facility, ESH REIT may borrow up to $300.0 million, plus additional amounts, in each case subject to certain conditions. Loans under the ESH REIT Intercompany Facility bear interest at an annual rate of 5.0%. ESH REIT has the option to prepay outstanding balances under the facility without penalty. As of March 31, 2021 and December 31, 2020, the amount outstanding under the facility was $0.
Covenants
The ESH REIT Credit Facilities, the 2027 Notes, the 2025 Notes, and the ESH REIT Intercompany Facility contain a number of restrictive covenants that, among other things and subject to certain exceptions, limit ESH REIT’s ability and the ability of its subsidiaries to engage in certain transactions. In addition, the ESH REIT Revolving Credit Facility contains a financial covenant that, subject to certain conditions, requires compliance with a certain senior loan-to-value ratio. The agreements governing ESH REIT’s indebtedness also contain certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, cross-defaults to certain other indebtedness and, in the case of the ESH REIT Credit Facilities and the ESH REIT Intercompany Facility, certain material operating leases and management agreements. As of March 31, 2021, ESH REIT was in compliance with all covenants under its debt agreements.
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

Interest Expense, net—The components of net interest expense during the three months ended March 31, 2021 and 2020, are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Contractual interest, net (1)	$28,879	$31,090
Amortization of deferred financing costs and debt discount	2,023	2,022
Other costs (2)	327	262
Interest income (3)	(94)	(946)
Total	$31,135	$32,428
______________________
(1)Net of capitalized interest of $0.4 million and $0.9 million, respectively.
(2)Includes interest expense on finance leases (see Note 11) and unused facility fees.
(3)For the three months ended March 31, 2021, includes unused facility income from the Corporation Intercompany Facility (see Note 10).
Fair Value of Debt—As of March 31, 2021 and December 31, 2020, the estimated fair value of ESH REIT’s debt was $2.7 billion. Estimated fair values are determined by comparing current borrowing rates and risk spreads offered in the market (Level 2 fair value measures) or quoted market prices (Level 1 fair value measures), when available, to the stated interest rates and spreads on ESH REIT’s debt.
8.    DERIVATIVE INSTRUMENTS
ESH REIT is a counterparty to a floating-to-fixed interest rate swap at a fixed rate of 1.175% and a floating rate of one-month LIBOR to manage its exposure to interest rate risk on a portion of the ESH REIT Term Facility. The notional amount of the interest rate swap as of March 31, 2021 was $50.0 million, and the swap matures in September 2021.
For the three months ended March 31, 2021, ESH REIT paid interest of $0.3 million, and for the three months ended March 31, 2020, ESH REIT received proceeds of $0.3 million that offset interest expense. As of March 31, 2021, $0.3 million of interest expense is expected to be recognized over the following six months until the swap's maturity.
The table below presents the amounts and classification of the interest rate swap on ESH REIT’s condensed consolidated financial statements (in thousands):

	Accrued liabilities	Accumulated other comprehensive loss, net of tax		Interest expense (income), net
As of March 31, 2021	$(268)	$(268)	(1)
As of December 31, 2020	$(525)	$(526)	(2)
For the three months ended March 31, 2021				$262
For the three months ended March 31, 2020				$(257)
_______________________________
(1)Changes during the three months ended March 31, 2021, on a pre-tax basis, consisted of changes in fair value of $0.3 million.
(2)Changes during the year ended December 31, 2020, on a pre-tax basis, consisted of changes in fair value of $(1.4) million.
9.    INCOME TAXES
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
ESH REIT recorded a provision for state income taxes of less than $0.1 million, an effective tax rate of 0.1%, for each of the three months ended March 31, 2021 and 2020. ESH REIT's tax rate differs from the federal statutory rate of 21% due to its status as a REIT under the provisions of the Code.
ESH REIT’s income tax returns for the years 2017 to present are subject to examination by the Internal Revenue Service and other taxing authorities. As of March 31, 2021, a subsidiary of ESH REIT was under examination by the Canadian Revenue Agency for the tax years 2014 through 2017. As this audit is still in process, the timing of the resolution and any payments that may be required cannot be determined at this time. ESH REIT believes that, to the extent a liability may exist, it is not material as of March 31, 2021.
10.    RELATED PARTY TRANSACTIONS
Revenues and Expenses
Leases and Rental Revenues—All revenues are generated as a result of, and earned from, three operating leases with related parties. The counterparty to each lease agreement is a subsidiary of the Corporation. Fixed and variable rental revenues for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Fixed rental revenues	$120,392	$119,190
Variable rental revenues(1)	—	—
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

Years Ending December 31,
Remainder of 2021	$362,564
2022	496,448
2023	424,031
Total	$1,283,043
Overhead Expenses—The Corporation incurs costs under a services agreement between the Corporation and ESH REIT for certain overhead services performed on each entities’ behalf. The services relate to executive management, accounting, financial analysis, training and technology. For the three months ended March 31, 2021 and 2020, ESH REIT incurred $2.5 million and $2.9 million, respectively, related to these services, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. Expenses incurred under this services agreement also include expenses related to certain employees that participate in the Corporation’s long-term incentive plan. Such charges were $0.2 million for each of the three months ended March 31, 2021 and 2020.
Capital Transactions
Corporation Intercompany Facility—In July 2020, the Corporation, as borrower, and ESH REIT, as lender, entered into an unsecured credit facility (the “Corporation Intercompany Facility”). Under the Corporation Intercompany Facility, the Corporation may borrow up to $150.0 million. Loans under the facility bear interest at an annual rate of 4.5%. In addition to paying interest on outstanding principal, the Corporation is required to pay a commitment fee to ESH REIT of 0.25% on the unutilized facility balance. There is no scheduled amortization under the facility and the facility matures on July 2, 2025. Obligations under the Corporation Intercompany Facility and guarantees thereof are unsecured and fully subordinated to the obligations of the Corporation under its revolving credit facility. The Corporation has the option to prepay outstanding balances under the facility without penalty. As of March 31, 2021, the outstanding balance under the facility was $0. For the three months ended March 31, 2021, ESH REIT recognized interest income of $0.1 million related to the unused facility balance (see Note 7).
ESH REIT Intercompany Facility—As of March 31, 2021 and December 31, 2020, there were no outstanding balances owed by ESH REIT to the Corporation under the ESH REIT Intercompany Facility, and ESH REIT incurred no interest expense during each of the three months ended March 31, 2021 and 2020 related to the ESH REIT Intercompany Facility. ESH REIT is able to borrow under the ESH REIT Intercompany Facility up to $300.0 million, plus additional amounts, in each case subject to certain conditions (see Note 7).
Distributions—During the three months ended March 31, 2021, ESH REIT paid distributions of $110.2 million to the Corporation in respect of the Class A common stock of ESH REIT. The distributions paid included an $87.7 million distribution that as of December 31, 2020, was declared and payable to the Corporation and was included in Due to Extended Stay America, Inc. on the condensed consolidated balance sheet as of December 31, 2020.

Issuance of Common Stock—During each of the three months ended March 31, 2021 and 2020, ESH REIT was compensated $1.0 million and $0.7 million, respectively, for the issuance of 0.2 million shares of Class B common stock, each of which was attached to a share of Corporation common stock to form a Paired Share, used to settle vested RSUs.
As of March 31, 2021, the Corporation has granted a total of 1.4 million RSUs whereby, as a counterparty to these outstanding RSUs, ESH REIT is expected to issue and be compensated in cash for 1.4 million shares of Class B common stock of ESH REIT in future periods, assuming market-based awards vest at 100% and no forfeitures.
Related Party Transaction Balances
Related party transaction balances as of March 31, 2021 and December 31, 2020, include the following (in thousands):

	March 31, 2021	December 31, 2020
Leases:
Rents receivable(1)	$11,108	$3,941
Deferred rents receivable(2)	$38,536	$39,135
Unearned rental revenues(1)	$(23,743)	$—

Working capital and other:
Ordinary working capital(3)	$(5,640)	$(5,806)
Equity awards receivable(4)	235	688
Distribution payable (5)	—	(87,673)
Total working capital and other, net(6)	$(5,405)	$(92,791)
______________________
(1)Rents receivable relate to percentage rents. As of March 31, 2021 and December 31, 2020, unearned rental revenues related to percentage rent.
(2)Revenues recognized in excess of cash rents received.
(3)Disbursements and/or receipts made by the Corporation or ESH REIT on the other entity’s behalf and amounts payable/receivable for certain transactions between the Corporation and ESH REIT. Includes overhead costs incurred by the Corporation on ESH REIT’s behalf.
(4)Amounts related to restricted stock units not yet settled or issued.
(5)Distribution declared in December 2020 and paid in January 2021.
(6)Outstanding balances are typically repaid within 30 days.
11.    COMMITMENTS AND CONTINGENCIES
Lease Commitments—ESH REIT is a tenant under long-term ground leases at five of its hotel properties. Three of these leases are operating leases and two are finance leases. The ground lease agreements terminate at various dates between 2023 and 2096 and several of the agreements include multiple renewal options for generally five or ten year periods. As ESH REIT is reasonably certain that it will exercise the options to extend its ground leases, fixed payments associated with the extensions are included in the measurement of related right-of-use assets and lease liabilities. Additionally ESH REIT leases certain technology equipment located at its hotel sites under finance leases.
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
For the three months ended March 31, 2021 and 2020, components of ESH REIT’s total lease costs are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease costs	$326	$326
Finance lease costs	125	61
Total lease costs	$451	$387
ESH REIT’s right-of-use assets and lease liabilities are as follows (in thousands):

	March 31, 2021	December 31, 2020
Right-of-use assets:
Operating(1)	$1,335	$1,388
Finance(2)	4,323	4,354

Lease liabilities:
Operating(3)	8,989	9,036
Finance	3,611	3,668
_________________________________
(1)Included in other assets on the accompanying condensed consolidated balance sheets.
(2)Included in property and equipment, net on the accompanying condensed consolidated balance sheets.
(3)Included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.
Maturities of lease liabilities as of March 31, 2021, are as follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
Remainder of 2021	$588	$297
2022	806	853
2023	552	400
2024	503	402
2025	503	429
2026	503	439
Thereafter	76,588	2,232
Total	$80,043	$5,052

Total discounted lease liability	$8,989	$3,611
Difference between undiscounted cash flows and discounted cash flows	$71,054	$1,441

Weighted-average remaining lease term	60 years	10 years
Weighted-average discount rate	6.6%	6.6%
ESH REIT’s leases do not contain residual value guarantees and do not contain restrictions with respect to incurring additional financial obligations or paying dividends. As of March 31, 2021, ESH REIT does not have any material leases that have not yet commenced.
Legal Contingencies—ESH REIT is not a party to any litigation or claims, other than routine matters arising in the ordinary course of business that are incidental to the operation of its business. ESH REIT believes that the results of all litigation and claims, individually or in the aggregate, will not have a material adverse effect on its condensed consolidated financial statements, its business, results of operations or financial condition.

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
•Operating Lessees means wholly-owned subsidiaries of the Corporation that lease a group of hotels from subsidiaries of ESH REIT and operate Company-owned hotels.
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
•System-wide hotels means all hotels that are operated under the Extended Stay America brand and that are owned, franchised and/or managed by the Company. As of March 31, 2021, there were 651 system-wide hotels.
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

The following discussion may contain forward-looking statements. Actual results may differ materially from those suggested by any forward-looking statements for various reasons, including those discussed in “Risk Factors” in the 2020 Form 10-K and in “Item 1A. Risk Factors” contained in this quarterly report, and “Cautionary Note Regarding Forward-Looking

Statements” contained herein. Those sections expressly qualify any subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf.
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
We are the largest integrated owner/operator of company-branded hotels in North America. Our business operates in the extended-stay segment of the lodging industry, and we have the following reportable operating segments:
•Owned Hotels—Earnings are derived from the operation of Company-owned hotel properties and include room and other hotel revenues, which accounted for 98.8% of total revenues for the three months ended March 31, 2021.
•Franchise and management—Earnings are derived from fees under various franchise and, in certain cases, management agreements with third parties, which accounted for 1.2% of total revenues for the three months ended March 31, 2021. These contracts provide us the ability to earn compensation for licensing the Extended Stay America brand name, providing access to shared system-wide platforms and/or management services.
We are also the only major hotel company focused solely on the extended stay segment. We target our product and service offering to an underserved customer base within the lodging industry and the extended stay segment. In addition to owning and operating hotels, we have increased and seek to continue to increase our fee-based income stream, which is driven by franchising our brand to third parties. Our core operations include intense focus on the delivery of a consistent, quality guest experience; the efficiency of our scalable marketing and distribution platforms; growing the value of our brand, in-part through rebranding our hotels to the Extended Stay America Suites brand or the Extended Stay America Premier Suites step-up brand, each of which we expect will operate under the Extended Stay America umbrella brand; and maximizing the value of our owned real estate through investment in our hotels. We intend to continue to (i) maximize and grow our core operations, (ii) create and curate value within our real estate portfolio, (iii) increase the number of franchised hotels under the Extended Stay America umbrella brand and (iv) optimize capital deployment on behalf of key stakeholders.
As of March 31, 2021, we owned and operated 563 hotel properties in 40 U.S. states, consisting of approximately 62,700 rooms, and franchised 88 hotel properties to third parties, consisting of approximately 9,000 rooms. All 651 system-wide hotels operate under the Extended Stay America brand, which serves the mid-price extended stay segment and accounts for approximately 43% of the segment by number of rooms in the United States.
RevPAR for owned hotels was $44.60 and $45.23 for the three months ended March 31, 2021 and 2020, respectively. RevPAR for comparable system-wide hotels, which includes hotels owned and franchised for the full three months ended March 31, 2021 and 2020, was $43.56 and $44.30 for the three months ended March 31, 2021 and 2020, respectively.
During the trailing twelve months ended March 31, 2021, 26.1%, 21.4% and 52.5% of our owned hotel room revenues were derived from guests with stays from 1-6 nights, from 7-29 nights and for 30 or more nights, respectively. For the trailing twelve months ended March 31, 2021, 26.9% of our owned hotel room revenues were derived from property-direct reservations, 31.8% were derived from our central call center, 21.5% were derived from our own proprietary website, 17.5% were derived from third party intermediaries and 2.3% were derived from travel agencies using global distribution systems.
Franchisees typically pay an initial application fee, along with monthly royalty and system service fees for the licensing of our brand and the use of our shared system-wide platforms, such as marketing, technology infrastructure, central reservations, national sales and revenue management systems. The standard term for our franchise agreements is generally 20 years.

Recent Updates
Pending Merger
On March 14, 2021, the Corporation and ESH REIT entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Eagle Parent Holdings L.P. (“Parent”), a joint venture of affiliates of Blackstone Real Estate Partners IX L.P. and Starwood Distressed Opportunity Fund XII Global, L.P. The Merger Agreement provides that an acquisition subsidiary of Parent will merge with and into the Corporation (the “Corporation Merger”), with the Corporation surviving the Corporation Merger, and an indirect acquisition subsidiary of Parent will merge with and into ESH REIT (the “ESH Merger” and, together with the Corporation Merger, the “Mergers”), with ESH REIT surviving the ESH Merger.
Upon completion of the Mergers, holders of our paired shares will be entitled to receive $19.50, subject to adjustments as described in the definitive joint proxy statement filed with the SEC on April 26, 2021 (the “joint proxy statement”), in exchange for each Paired Share, except for certain excluded shares as described in the joint proxy statement.
The management of the Company recommended the Corporation Merger to the Corporation’s board of directors (the “Corporation Board”) and the ESH Merger to ESH REIT’s board of directors (the “ESH Board”), and the Corporation Board and ESH Board approved the Mergers, based on their assessment that the certainty of $19.50 per Paired Share in cash today was superior to the risk-adjusted present value associated with management’s execution of its business plan for the Company. Moreover, the $19.50 per Paired Share price represents a 15.1% premium to the $16.94 closing price for our Paired Shares on the last trading day prior to the execution of the merger agreement. The foregoing closing price was near a 52-week high for the Paired Shares. In addition, the $19.50 price reflects a premium of 23%, 28%, and 44% to the 30 trading day, 3-month and 6-month weighted average prices, respectively, for the Paired Shares prior to the execution of the Merger Agreement.
The holders of the Paired Shares will be asked, at a special meeting of Corporation stockholders, to vote their Corporation common stock on, among other things, the adoption of the Merger Agreement, and will be asked, at a special meeting of ESH REIT stockholders, to vote their ESH REIT class B stock on, among other things, the adoption of the Merger Agreement.
The transaction is expected to close during the second quarter of 2021, subject to customary closing conditions, including approval by the Company’s shareholders and receipt of certain regulatory approvals. The Company, on the one hand, and Parent, on the other hand, may mutually agree to terminate and abandon the Merger Agreement at any time prior to the effective time, even after we have obtained the requisite vote, and the Company, on the one hand, and Parent, on the other hand, may terminate the Merger Agreement under certain circumstances and such termination of the Merger Agreement may result in the payment of a termination fee by the Company, on the one hand, and Parent, on the other hand, as described in the joint proxy statement.
Further details of the Mergers are included in Note 1 to each of the condensed consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 1 of this combined quarterly report on Form 10-Q. The foregoing description of the Mergers and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Merger Agreement, which has been filed with the SEC as an exhibit to a Current Report on Form 8-K on March 16, 2021 and the joint proxy statement filed with the SEC on April 26, 2021.
During the three months ended March 31, 2021, the Company incurred $4.8 million of operating expenses in contemplation of the proposed transaction.
COVID-19 Pandemic
During the year ended December 31, 2020, primarily as a result of the COVID-19 pandemic, the Company experienced significant declines in RevPAR, net income, Adjusted EBITDA and cash flow from operations. As a result of the pandemic and its impact on our business, we have increased our focus on attracting guests staying for one week or longer. Additionally, we have implemented certain reductions to expenses in order to reduce costs and maintain liquidity. While the resulting impact of the pandemic remains uncertain, we believe our business model has been resilient in absorbing the impact of the COVID-19 pandemic as compared to the broader lodging industry.
We expect increases in RevPAR, net income, Adjusted EBITDA and cash flow from operations for the year ending December 31, 2021 compared to the year ended December 31, 2020, due to the negative impact the COVID-19 pandemic had on our 2020 operating results. The timing and extent of such increases are uncertain. For the month ended March 31, 2021, we experienced a year-over-year increase in Company-owned hotel RevPAR for the first month since February 2020.

New Hotels
The table below summarizes owned, newly constructed hotel openings during the three months ended March 31, 2021 and the year ended December 31, 2020. All hotels were opened under the Extended Stay America brand.

Date	Location	Number of Hotels	Number of Rooms
March 2021	Florida	2	248
December 2020	Florida	1	124
November 2020	Florida	1	144
August 2020	Florida	1	124
June 2020	Various	2	248
April 2020	South Carolina	1	120
March 2020	Florida	1	120
Hotel Dispositions
In March 2021, the Company disposed of two hotels located in Texas. Net proceeds totaled $21.9 million and the Company recorded a gain on sale of $12.0 million. In November 2020, the Company disposed of a hotel located in California. Net proceeds totaled $63.6 million and the Company recorded a gain on sale of $52.5 million.
Hotel Pipeline
As of March 31, 2021, the Company had a pipeline of 51 hotels, which consisted of the following:

Company-Owned Pipeline & Recently Opened Hotels as of March 31, 2021
Under Option		Pre-Development		Under Construction		Total Pipeline		Opened YTD
# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms
—	—	4	504	2	248	6	752	2	248

Third-Party Pipeline & Recently Opened Hotels as of March 31, 2021
Commitments		Applications		Executed		Total Pipeline		Opened YTD
# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms	# Hotels	# Rooms
21	2,604	—	—	24	2,893	45	5,497	3	291

Definitions
Under Option	Locations with a signed purchase and sale agreement
Pre-Development	Land purchased, permitting and/or site work
Under Construction	Hotel is under construction
Commitments	Signed commitment to build or convert a certain number of hotels by a third party, generally associated with a prior portfolio sale
Applications	Third party filed franchise application with deposit
Executed	Franchise and development application approved, geography identified and deposits paid, various stages of pre-development and/or construction
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

Understanding Our Results of Operations—The Company
Revenues and Expenses. The following table presents the components of the Company’s revenues as a percentage of our total revenues for the three months ended March 31, 2021:

Percentage of 2021 Year to Date Total Revenues
• Room revenues. Room revenues relate to owned hotels and are driven primarily by ADR and occupancy. Pricing policy and customer mix are significant drivers of ADR. Room revenues are presented and/or discussed with respect to owned hotels only as opposed to on a system-wide basis. System-wide hotels include all owned and franchised hotels.	96.3%
• Other hotel revenues. Other hotel revenues relate to owned hotels and include ancillary revenues such as laundry revenues, vending commissions, additional housekeeping fees, purchased WiFi upgrades, parking revenues and pet charges. Occupancy and customer mix, as well as the number and percentage of guests that have longer-term stays, have been historical drivers of our other hotel revenues.	2.6%
• Franchise and management fees. Franchise and management fees include royalty and other fees charged to third party hotel owners for use of our brand name and hotel management services. The substantial majority of these fees are based on a percentage of hotel revenues.	0.5%
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
0.6%
The following table presents the components of the Company’s operating expenses as a percentage of our total operating expenses for the three months ended March 31, 2021:

Percentage of 2021 Year to Date Total Operating Expenses
• Hotel operating expenses. Hotel operating expenses relate to owned hotels and have both fixed and variable components. Operating expenses that are relatively fixed include personnel expense, real estate tax expense and property insurance premiums. Occupancy is a key driver of expenses that have a high degree of variability, such as housekeeping services. Other variable expenses include marketing costs, reservation costs, property insurance claims and repairs and maintenance expense.	64.4%
• General and administrative expenses. General and administrative expenses include expenses associated with corporate overhead. Costs consist primarily of compensation expense of our corporate staff, including equity-based compensation and severance costs, and professional fees, including audit, tax and consulting fees, legal fees and legal settlement costs.	10.6%
• Depreciation and amortization. Depreciation and amortization relates primarily to the acquisition and usage of hotels and related property and equipment, including capital expenditures incurred with respect to renovations and other capital expenditures.	21.8%
• Merger transaction expenses. Merger transaction expenses include direct, incremental expenses incurred associated with our pending merger.	2.1%
•     Other expenses from franchised and managed properties. Other expenses from franchised and managed properties include specific costs, such as on-site hotel personnel expense, incremental reservation costs and other distribution costs, incurred by us in the delivery of services for which we are reimbursed on a dollar-for-dollar basis. Additionally, these expenses include costs associated with shared system-wide platforms (i.e., system services), such as marketing, technology infrastructure, central reservations, national sales and revenue management systems for which we are reimbursed through system service (i.e., program) fees.
1.1%

Understanding Our Results of Operations—ESH REIT
Revenues. ESH REIT's sole source of revenues is lease rental revenues. ESH REIT’s rental revenues are generated from leasing its hotel properties to subsidiaries of the Corporation. Rental revenues consist of fixed minimum rental payments recognized on a straight-line basis over the lease terms plus variable rental payments based on specified percentages of annual hotel revenues over designated thresholds. Although variable rental payments are received throughout the year, variable rental revenues are recognized in income when such amounts are fixed and determinable (i.e., only when percentage rental revenue thresholds have been achieved).
Expenses. The following table presents the components of ESH REIT’s operating expenses as a percentage of ESH REIT’s total operating expenses for the three months ended March 31, 2021:

Percentage of 2021 Year to Date Total Operating Expenses
• Hotel operating expenses. ESH REIT’s hotel operating expenses include expenses directly related to hotel ownership, such as real estate tax expense, property insurance premiums and loss on disposal of capital assets.	28.1%
• General and administrative expenses. General and administrative expenses include overhead expenses incurred directly by ESH REIT and certain administrative service costs reimbursed to the Corporation.	5.2%
• Depreciation and amortization. Depreciation and amortization relate primarily to the acquisition and usage of hotels and related property and equipment, including capital expenditures incurred with respect to renovations and other capital expenditures.	63.6%
• Merger transaction expenses. Merger transaction expenses include direct, incremental expenses incurred associated with our pending merger.	3.1%

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

Results of Operations—The Company
As of March 31, 2021, the Company owned and operated 563 hotels, consisting of approximately 62,700 rooms, and franchised 88 hotels for third parties, consisting of approximately 9,000 rooms. As of March 31, 2020, the Company owned and operated 558 hotels, consisting of approximately 62,100 rooms, and franchised 74 hotels for third parties, consisting of approximately 7,600 rooms. See Notes 4 and 5 to the condensed consolidated financial statements of Extended Stay America, Inc., included in Item 1 of this quarterly report on Form 10-Q,
Comparison of Three Months Ended March 31, 2021 and March 31, 2020
The following table presents the Company's consolidated results of operations for the three months ended March 31, 2021 and 2020, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended March 31,
	2021	2020	Change ($)	Change (%)
Revenues:
Room revenues	$249,868	$254,464	$(4,596)	(1.8)%
Other hotel revenues	6,680	6,768	(88)	(1.3)%
Franchise and management fees	1,218	1,279	(61)	(4.8)%
	257,766	262,511	(4,745)	(1.8)%
Other revenues from franchised and managed properties	1,805	3,790	(1,985)	(52.4)%
Total revenues	259,571	266,301	(6,730)	(2.5)%
Operating Expenses:
Hotel operating expenses	146,338	145,295	1,043	0.7%
General and administrative expenses	24,124	23,938	186	0.8%
Depreciation and amortization	49,408	50,520	(1,112)	(2.2)%
Merger transaction expenses	4,782	—	4,782	n/a
	224,652	219,753	4,899	2.2%
Other expenses from franchised and managed properties	2,444	4,207	(1,763)	(41.9)%
Total operating expenses	227,096	223,960	3,136	1.4%
Gain on sale of hotel properties	12,018	—	12,018	n/a
Other income	1	2	(1)	(50.0)%
Income from operations	44,494	42,343	2,151	5.1%
Other non-operating (income) expense	(84)	703	(787)	(111.9)%
Interest expense, net	31,462	32,685	(1,223)	(3.7)%
Income before income tax expense	13,116	8,955	4,161	46.5%
Income tax expense	750	1,110	(360)	(32.4)%
Net income	12,366	7,845	4,521	57.6%
Net income attributable to noncontrolling interests(1)	(10,445)	(3,291)	(7,154)	217.4%
Net income attributable to Extended Stay America, Inc. common shareholders	$1,921	$4,554	$(2,633)	(57.8)%
________________________
(1)Noncontrolling interests in Extended Stay America, Inc. include 42% and 41% of ESH REIT’s common equity as of March 31, 2021 and 2020, respectively, and 125 shares of ESH REIT preferred stock.

The following table presents key operating metrics, including occupancy, ADR, RevPAR and hotel inventory for the Company's owned hotels for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,
	2021	2020	Change
Number of hotels (as of March 31)	563	558	5
Number of rooms (as of March 31)	62,674	62,053	621
Occupancy	74.5%	71.4%	310 bps
ADR	$59.86	$63.35	(5.5)%
RevPAR	$44.60	$45.23	(1.4)%
Room revenues. Room revenues decreased by $4.6 million, or 1.8%, to $249.9 million for the three months ended March 31, 2021, compared to $254.5 million for the three months ended March 31, 2020, due to a 1.4% decrease in RevPAR due to significant business disruption resulting from the COVID-19 pandemic that began in March 2020. The decrease in RevPAR was driven by a 5.5% decrease in ADR, partially offset by a 310 basis point increase in occupancy.
Other hotel revenues. Other hotel revenues decreased by $0.1 million, or 1.3%, to $6.7 million for the three months ended March 31, 2021, compared to $6.8 million for the three months ended March 31, 2020.
Franchise and management fees. Franchise and management fees decreased by $0.1 million, or 4.8%, to $1.2 million for the three months ended March 31, 2021, compared to $1.3 million for the three months ended March 31, 2020. We expect franchise fees to increase over time as additional franchised hotels open in the future. As of March 31, 2021, the Company does not manage any third-party hotels.
Other revenues from franchised and managed properties. Other revenues from franchised and managed properties decreased by $2.0 million, or 52.4%, to $1.8 million for the three months ended March 31, 2021, compared to $3.8 million for the three months ended March 31, 2020, due to a decrease in direct reimbursable costs related to the management of 25 hotels whose management agreement expired on December 31, 2020. As of March 31, 2021, the Company does not manage any third-party hotels.
Hotel operating expenses. Hotel operating expenses increased by $1.0 million, or 0.7%, to $146.3 million for the three months ended March 31, 2021, compared to $145.3 million for the three months ended March 31, 2020. The increase in hotel operating expenses was primarily due to increases in general liability premiums and claims of $2.3 million, hotel-level payroll expense of $2.2 million, allowance for uncollectible guest balances of $1.3 million and utilities expense of $1.2 million. These increases were partially offset by decreases of $2.1 million in costs related to the temporary suspension of our grab-and-go breakfast, loss on disposal of assets of $2.1 million and reservation costs of $2.1 million.
General and administrative expenses. General and administrative expenses increased by $0.2 million, or 0.8%, to $24.1 million for the three months ended March 31, 2021, compared to $23.9 million for the three months ended March 31, 2020.
Depreciation and amortization. Depreciation and amortization decreased by $1.1 million, or 2.2%, to $49.4 million for the three months ended March 31, 2021, compared to $50.5 million for the three months ended March 31, 2020, primarily due to declines in capital expenditures related to existing and newly-constructed hotels.
Merger transaction expenses. During the three months ended March 31, 2021, the Company incurred $4.8 million in direct, incremental expenses associated with our pending merger.
Other expenses from franchised and managed properties. Other expenses from franchised and managed properties decreased by $1.8 million, or 41.9%, to $2.4 million for the three months ended March 31, 2021, compared to $4.2 million for the three months ended March 31, 2020, due to a decrease in direct reimbursable costs related to the management of 25 hotels whose management agreement expired on December 31, 2020. We generally expect the cost to provide certain shared system-wide platforms to franchisees to be recovered through system service fees, which are included in other revenues from franchised and managed properties.
Gain on sale of hotel properties. During the three months ended March 31, 2021, the Company recognized a $12.0 million gain related to the sale of two hotels. No hotels were sold during three months ended March 31, 2020.

Other income. Other income remained consistent at less than $0.1 million for each of the three months ended March 31, 2021 and 2020.
Other non-operating (income) expense. During the three months ended March 31, 2021 and 2020, we recognized a foreign currency transaction gain of $0.1 million and loss of $0.7 million, respectively, related to a residual Canadian dollar-denominated deposit as a result of the prior sale of Canadian hotels.
Interest expense, net. Net interest expense decreased by $1.2 million, or 3.7%, to $31.5 million for the three months ended March 31, 2020, compared to $32.7 million for the three months ended March 31, 2020. In March 2020, the Company borrowed $399.8 million under revolving credit facilities, of which $350.0 million was repaid in August 2020 and $40.0 million was repaid during the three months ended March 31, 2021. The Company's total debt outstanding, net of unamortized deferred financing costs and debt discounts, decreased to $2.6 billion as of March 31, 2021, compared to $3.0 billion as of March 31, 2020. The Company’s weighted-average interest rate decreased to 4.4% as of March 31, 2021, compared to 4.7% as of March 31, 2020, due to a decline in LIBOR.
Income tax expense. The Company recorded a provision for federal, state, and foreign income taxes of $0.8 million, an effective tax rate of 5.7%, for the three months ended March 31, 2021, compared to a provision of $1.1 million, an effective tax rate of 12.4%, for the three months ended March 31, 2020. The Company’s effective rate differs from the federal statutory rate of 21% primarily due to ESH REIT’s status as a REIT under the provisions of the Internal Revenue Code (the “Code”).

Results of Operations—ESH REIT
As of March 31, 2021, ESH REIT owned and leased 563 hotels, consisting of approximately 62,700 rooms. As of March 31, 2020, ESH REIT owned and leased 558 hotels, consisting of approximately 62,100 rooms. See Notes 4 and 5 to the condensed consolidated financial statements of ESH Hospitality, Inc., included in Item 1 of this quarterly report on Form 10-Q,
Comparison of Three Months Ended March 31, 2021 and March 31, 2020
The following table presents ESH REIT’s results of operations for the three months ended March 31, 2021 and 2020, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended March 31,
	2021	2020	Change ($)	Change (%)
Revenues- Rental revenues from Extended Stay America, Inc.	$120,392	$119,190	$1,202	1.0%
Operating expenses:
Hotel operating expenses	21,405	24,527	(3,122)	(12.7)%
General and administrative expenses	3,960	4,167	(207)	(5.0)%
Depreciation and amortization	48,381	49,588	(1,207)	(2.4)%
Merger transaction expenses	2,373	—	2,373	n/a
Total operating expenses	76,119	78,282	(2,163)	(2.8)%
Gain on sale of hotel properties	11,930	—	11,930	n/a
Income from operations	56,203	40,908	15,295	37.4%
Other non-operating (income) expense	(84)	560	(644)	(115.0)%
Interest expense, net	31,135	32,428	(1,293)	(4.0)%
Income before income tax expense	25,152	7,920	17,232	217.6%
Income tax expense	2	2	—	0.0%
Net income	$25,150	$7,918	$17,232	217.6%
Rental revenues from Extended Stay America, Inc. Rental revenues increased by $1.2 million, or 1.0%, to $120.4 million for the three months ended March 31, 2021, compared to $119.2 million for the three months ended March 31, 2020. The increase in rental revenues was due to new hotel openings that occurred during 2020 and the first quarter of 2021, partially offset by asset sales. No variable rental revenues were recognized during the three months ended March 31, 2021 or 2020, as minimum percentage rental revenue thresholds were not achieved during either of those periods.

Hotel operating expenses. Hotel operating expenses decreased by $3.1 million, or 12.7%, to $21.4 million for the three months ended March 31, 2021, compared to $24.5 million for the three months ended March 31, 2020. This decrease was due to decreases in loss on disposal of assets of $2.1 million and property insurance related costs of $0.9 million.
General and administrative expenses. General and administrative expenses decreased by $0.2 million, or 5.0%, to $4.0 million for the three months ended March 31, 2021, compared to $4.2 million for the three months ended March 31, 2020, due to a decrease in reimbursable costs paid to the Corporation.
Depreciation and amortization. Depreciation and amortization decreased by $1.2 million, or 2.4%, to $48.4 million for the three months ended March 31, 2021, compared to $49.6 million for the three months ended March 31, 2020, primarily due to declines in capital expenditures related to existing and newly-constructed hotels.
Merger transaction expenses. During the three months ended March 31, 2021, ESH REIT incurred $2.4 million in direct, incremental expenses associated with our pending merger.
Other non-operating (income) expense. During the three months ended March 31, 2021 and 2020, ESH REIT recognized a foreign currency transaction gain of $0.1 million and loss of $0.6 million, respectively, related to a residual Canadian dollar-denominated deposit as a result of the prior sale of Canadian hotels.
Interest expense, net. Net interest expense decreased by $1.3 million, or 4.0%, to $31.1 million for the three months ended March 31, 2021, compared to $32.4 million for the three months ended March 31, 2020. In March 2020, ESH REIT borrowed $350.0 million under its revolving credit facility, which was fully repaid in August 2020. ESH REIT's total debt outstanding, net of unamortized deferred financing costs and debt discounts, decreased to $2.6 billion as of March 31, 2021, compared to $3.0 billion as of March 31, 2020. ESH REIT’s weighted-average interest rate decreased to 4.4% as of March 31, 2021, compared to 4.6% as of March 31, 2020, due to a decline in LIBOR.
Income tax expense. ESH REIT’s effective income tax rate remained consistent at less than 0.1% for each of the three months ended March 31, 2021 and 2020. ESH REIT’s effective rate differs from the federal statutory rate of 21% primarily due to its status as a REIT under the provisions of the Code.
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

We define Hotel Operating Profit as net income excluding: (1) income tax expense; (2) net interest expense; (3) other non-operating (income) expense; (4) other income; (5) gain on sale of hotel properties; (6) impairment of long-lived assets; (7) depreciation and amortization; (8) merger transaction expenses (9) general and administrative expenses; (10) loss on disposal of assets; (11) franchise and management fees; and (12) system services (profit) loss, net. We define Hotel Operating Margin as Hotel Operating Profit divided by the sum of room and other hotel revenues. We believe that Hotel Operating Profit and Hotel Operating Margin are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single, consolidated enterprise, which is reflected in the consolidated Company results of operations; therefore, we believe these performance measures are meaningful for the consolidated Company only.
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
The following table provides a reconciliation of Hotel Operating Profit and Hotel Operating Margin for the Company for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income	$12,366	$7,845
Income tax expense	750	1,110
Interest expense, net	31,462	32,685
Other non-operating (income) expense	(84)	703
Other income	(1)	(2)
Gain on sale of hotel properties	(12,018)	—
Depreciation and amortization	49,408	50,520
Merger transaction expenses	4,782	—
General and administrative expenses	24,124	23,938
Loss on disposal of assets (1)	1,232	3,343
Franchise and management fees	(1,218)	(1,279)
System services loss, net	639	417
Hotel Operating Profit	$111,442	$119,280

Room revenues	$249,868	$254,464
Other hotel revenues	6,680	6,768
Total room and other hotel revenues	$256,548	$261,232

Hotel Operating Margin	43.4%	45.7%

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

•Gain on sale of hotel properties—We exclude the gain on sale of hotel properties, as we believe it is not reflective of ongoing or future operating performance.
•Merger transaction expenses—We exclude transaction expenses related to our pending merger, as we believe they are not reflective of ongoing or future operating performance.
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
The following table provides a reconciliation of net income to EBITDA and Adjusted EBITDA for the Company for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income	$12,366	$7,845
Interest expense, net	31,462	32,685
Income tax expense	750	1,110
Depreciation and amortization	49,408	50,520
EBITDA	93,986	92,160
Equity-based compensation	2,348	1,126
Gain on sale of hotel properties	(12,018)	—
Merger transaction expenses	4,782	—
System services loss, net	639	417
Other expense (1)	1,149	4,046
Adjusted EBITDA	$90,886	$97,749
________________________
(1)Includes loss on disposal of assets and non-operating (income) expense, including foreign currency transaction costs. Loss on disposal of assets totaled $1.2 million and $3.3 million, respectively.
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
•Merger transaction expenses—We exclude transaction expenses related to our pending merger, as we believe they are not reflective of ongoing or future operating performance.
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
FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share as presented may not be comparable to similar measures calculated by other REITs or real estate companies that include a REIT as part of their legal entity structure. In particular, due to the fact that we present these measures for the Company on a consolidated basis (i.e., including the impact of franchise fees, management fees and income taxes), FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share, may be of limited use to investors comparing our results only to REITs. This information should not be considered as an alternative to net income of the Company, the Corporation, or ESH REIT, net income per share of common stock of the Corporation, net income per share of Class A or Class B common stock of ESH REIT or any other measure of the Company, the Corporation or ESH REIT calculated in accordance with U.S. GAAP. Real estate related depreciation and amortization expense will continue to be incurred and is not reflected in FFO, Adjusted FFO or Adjusted FFO per diluted Paired Share. Additionally, impairment charges, gains or losses on sales of hotel properties and other charges or income incurred in accordance with U.S. GAAP may occur and are not reflected in FFO, Adjusted FFO or Adjusted FFO per diluted Paired Share. Management separately considers the impact of these excluded items to the extent they are material to operating decisions and assessments of operating performance. The Company’s condensed consolidated statements of operations include these items, all of which should be considered when evaluating our performance, in addition to our non-GAAP financial measures.
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
The following table provides a reconciliation of net income attributable to Extended Stay America, Inc. common shareholders to FFO, Adjusted FFO and Adjusted FFO per diluted Paired Share for the Company for the three months ended March 31, 2021 and 2020 (in thousands, except per Paired Share data):

	Three Months Ended March 31,
	2021	2020
Net income per Extended Stay America, Inc. common share - diluted	$0.01	$0.03

Net income attributable to Extended Stay America, Inc. common shareholders	$1,921	$4,554
Noncontrolling interests attributable to Class B common shares of ESH REIT	10,441	3,287
Real estate depreciation and amortization	47,755	48,881
Gain on sale of hotel properties	(12,018)	—
Tax effect of adjustments to net income attributable to Extended Stay America, Inc. common shareholders	(3,038)	(1,608)
FFO	45,061	55,114
Merger transaction expenses	4,782	—
Tax effect of adjustments to FFO	(406)	—
Adjusted FFO	$49,437	$55,114
Adjusted FFO per Paired Share - diluted	$0.28	$0.31
Weighted average Paired Shares outstanding - diluted	178,549	178,171

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
Paired Share Income is defined as the sum of net income attributable to Extended Stay America, Inc. common shareholders and noncontrolling interests attributable to Class B common shares of ESH REIT. Adjusted Paired Share Income is defined as Paired Share Income adjusted for items that, net of income taxes, we believe are not reflective of ongoing or future operating performance. We adjust Paired Share Income for the following items, net of tax, as applicable, and refer to this measure as Adjusted Paired Share Income: debt modification and extinguishment costs, impairment of long-lived assets, gain on sale of hotel properties, merger transaction expenses, system services (profit) loss, net and other expenses such as loss on disposal of assets, non-operating (income) expense, including foreign currency transaction costs and certain costs associated with acquisitions, dispositions and/or capital transactions. With the exception of equity-based compensation, an ongoing charge, and debt modification and extinguishment costs, these adjustments (other than the effect of income taxes) are the same as those used in the reconciliation of net income calculated in accordance with U.S. GAAP to EBITDA and Adjusted EBITDA.
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
We believe that Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share are not meaningful or useful measures for ESH REIT on a stand-alone basis due to the fact that a Paired Share represents an investment in the Company, as a single, consolidated enterprise, which is reflected in the condensed consolidated Company results of operations; therefore, we believe these performance measures are meaningful for the consolidated Company only.
The following table provides a reconciliation of net income attributable to Extended Stay America, Inc. common shareholders to Paired Share Income, Adjusted Paired Share Income and Adjusted Paired Share Income per diluted Paired Share for the three months ended March 31, 2021 and 2020 (in thousands, except per Paired Share data):

	Three Months Ended March 31,
	2021	2020
Net income per Extended Stay America, Inc. common share - diluted	$0.01	$0.03

Net income attributable to Extended Stay America, Inc. common shareholders	$1,921	$4,554
Noncontrolling interests attributable to Class B common shares of ESH REIT	10,441	3,287
Paired Share Income	12,362	7,841
Gain on sale of hotel properties	(12,018)	—
Merger transaction expenses	4,782	—
System services loss, net	639	417
Other expense (1)	1,149	4,046
Tax effect of adjustments to Paired Share Income	464	(147)
Adjusted Paired Share Income	$7,378	$12,157
Adjusted Paired Share Income per Paired Share – diluted	$0.04	$0.07
Weighted average Paired Shares outstanding – diluted	178,549	178,171
_________________________
(1)Includes loss on disposal of assets and non-operating (income) expense, including foreign currency transaction costs. Loss on disposal of assets totaled $1.2 million and $3.3 million, respectively.

Liquidity and Capital Resources
Company Overview
We have historically generated significant cash flow from operations and have financed our ongoing business as well as the execution of our strategic objectives with existing cash, cash flow generated from operations, borrowings under our revolving credit facilities, as needed, and, in certain instances, proceeds from asset dispositions. We generated cash flow from operations of $91.3 million and $92.3 million for the three months ended March 31, 2021 and 2020, respectively.
Current liquidity requirements consist primarily of funds necessary to pay for (i) hotel operating expenses, (ii) capital expenditures, including capital expenditures incurred to complete the construction of two new hotels in process and certain hotel renovations, (iii) investments in franchise and other fee-based programs, (iv) general and administrative expenses, including expenses related to our pending merger, (v) debt service obligations, including interest expense, (vi) income taxes, (vii) Corporation and required ESH REIT distributions and (viii) continued focus on our core operations and business strategy, including rebranding our hotels to the Extended Stay America Suites brand or the Extended Stay America Premier Suites brand, each of which we expect to operate under the Extended Stay America umbrella brand. We expect to fund our current liquidity requirements from a combination of cash on hand, cash flow generated from operations and, in certain instances, proceeds from asset dispositions. We may also fund a portion of our current liquidity requirements with the borrowings under our revolving credit facilities.
The COVID-19 pandemic had a material adverse effect on the Company's cash flows from operations during the year ended December 31, 2020. Despite this impact, the Company continues to generate positive cash flow from operations, net of interest and capital expenditures. It remains difficult to predict when pre-pandemic demand and pricing for our hotels will resume. We may choose to delay the execution of certain of our business strategies and reduce operating costs and certain capital expenditures in order to preserve liquidity. As of March 31, 2021, the Company's total available borrowing capacity under its revolving credit facilities was $390.0 million.
Long-term liquidity requirements consist of funds necessary to (i) make future hotel renovations (ii) acquire additional hotel properties and/or other companies, (iii) execute our business strategy and strategic initiatives, including rebranding our hotels to the Extended Stay America Suites brand or the Extended Stay America Premier Suites brand, each of which we expect to operate under the Extended Stay America umbrella brand, (iv) pay Corporation and required ESH REIT distributions, (v) repay and/or refinance outstanding amounts under our existing debt obligations, including the Corporation Revolving Credit Facility due in September 2024, the 2025 Notes due in May 2025, the ESH REIT Term Facility due in September 2026 and the 2027 Notes due in October 2027. See Note 7 to each of the condensed consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 1 of this combined quarterly report on Form 10-Q, for additional detail.
With respect to our long-term liquidity requirements, specifically our ability to refinance our existing outstanding debt obligations, we cannot assure you that the Corporation and/or ESH REIT will be able to refinance any debt on attractive terms at or before maturity, on commercially reasonable terms or at all, or the timing of any such refinancing. There are a number of factors that may have a material adverse effect on our ability to refinance our existing debt obligations, including the current and future state of overall capital and credit markets generally and as a result of the COVID-19 pandemic, our degree of leverage, the value of our unencumbered assets, borrowing restrictions imposed by existing or prospective lenders, general market conditions for the lodging industry, our operating performance and liquidity and market perceptions about us. The success of our business strategies will depend, in part, on our ability to access various capital sources. There can be no assurance that we will be able to raise any such financing on terms acceptable to us or at all.
Cash Balances. The Company had unrestricted cash and cash equivalents of $357.9 million and $396.8 million at March 31, 2021 and December 31, 2020, respectively. Based upon the current level of operations, management believes that our cash flow from operations, together with our cash balances, including the $9.8 million of borrowings under the Corporation's Revolving Credit Facility, is expected to be adequate to meet the Company’s anticipated funding requirements and business objectives for the foreseeable future. However, the length and severity of the COVID-19 pandemic and its economic impact continues to be highly uncertain and the potential future worsening of macroeconomic conditions could require the Company to reassess its liquidity position and take additional measures of liquidity preservation to ensure it can satisfy financial obligations as they come due.
Debt Obligations. During the three months ended March 31, 2021, the Company repaid $40.0 million under the Corporation Revolving Credit Facility. As of March 31, 2021, the outstanding balance under the Corporation Revolving Credit Facility was $9.8 million and the Corporation and ESH REIT had $40.0 million and $350.0 million of available borrowing capacity, respectively, under each of their respective credit facilities.
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

See Note 7 to each of the condensed consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 1 of this combined quarterly report on Form 10-Q, for additional detail related to our debt obligations and related covenants.
Paired Share Repurchase Program. In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program. As a result of several increases in authorized amounts and program extensions, the combined Paired Share repurchase program currently authorizes the Corporation and ESH REIT to purchase up to $550.0 million in Paired Shares through December 31, 2021. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of March 31, 2021, the Corporation and ESH REIT had repurchased and retired 28.6 million Paired Shares for $283.0 million and $166.4 million, including transaction fees, respectively, and $101.1 million remained available under the combined Paired Share repurchase program.
Distributions. The following table outlines distributions declared or paid to date in 2021:

Declaration Date	Record Date	Date Paid/Payable	ESH REIT Distribution	Corporation Distribution	Total Distribution
2/25/2021	3/12/2021	3/26/2021	$0.09	$—	$0.09
12/22/2020	1/6/2021	1/20/2021	$0.35	$—	$0.35
We do not expect to pay our regular quarterly distribution during the pendency of transactions contemplated by the Merger Agreement. Under the terms of the Merger Agreement, Parent may request that the Corporation pay a special distribution (the “Special Dividend”) immediately prior to the closing of up to $1.75 per share of Corporation common stock, in which case the cash consideration paid in the merger in respect of a share of Corporation common stock shall be reduced by the amount of such Special Dividend. See “Overview—Pending Merger”.
The Corporation
The Corporation’s primary source of liquidity is distribution income it receives in respect of its ownership of 100% of the Class A common stock of ESH REIT, which as of March 31, 2021, represents 58% of the outstanding common stock of ESH REIT. Distributions are subject to uncertainty due to the volatility of macroeconomic trends, including the evolving nature of the COVID-19 pandemic. Other sources of liquidity include income from the operations of the Operating Lessees, ESA Management, ESH Strategies and ESH Strategies Franchise.
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
The Corporation’s long-term liquidity requirements include the repayment of outstanding amounts under the Corporation Revolving Credit Facility, and the repayment of outstanding amounts, if any, under the Corporation Intercompany Facility. See Note 7 to the condensed consolidated financial statements of Extended Stay America, Inc., included in Item 1 of this combined quarterly report on Form 10-Q, for additional detail.
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
During the three months ended March 31, 2021, the Corporation repaid $40.0 million under the Corporation Revolving Credit Facility. As of March 31, 2021, the outstanding balance under the Corporation Revolving Credit Facility was $9.8 million and the Corporation had $40.0 million of available borrowing capacity under the facility.
In July 2020, the Corporation, as borrower, and ESH REIT, as lender, entered into an unsecured credit facility (the “Corporation Intercompany Facility”). Under the Corporation Intercompany Facility, the Corporation may borrow up to $150.0 million from ESH REIT. Loans under the facility bear interest at an annual rate of 4.5%. In addition to paying interest on outstanding principal, the Corporation is required to pay a commitment fee to ESH REIT of 0.25% on the unutilized facility balance. There is no scheduled amortization under the facility and the facility matures on July 2, 2025. Obligations under the Corporation Intercompany Facility and guarantees thereof are unsecured and fully subordinated to the obligations of the Corporation under the Corporation Revolving Credit Facility. The Corporation has the option to prepay outstanding balances under the facility without penalty. As of March 31, 2021, the outstanding balance under the facility was $0.
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
ESH REIT’s current liquidity requirements include funds necessary to pay (i) costs associated with ownership of hotel properties, (ii) debt service obligations, including interest expense, and with respect to the ESH REIT Term Facility, scheduled principal payments on outstanding borrowings, (iii) real estate tax expense, (iv) property insurance expense, (v) general and administrative expense, including administrative service costs reimbursed to the Corporation, (vi) capital expenditures, including those capital expenditures incurred to complete certain hotel renovations, the completion of construction of two new hotels in-process and rebranding hotels to the Extended Stay America Suites brand or the Extended Stay America Premier Suites brand, vii) draws made by the Corporation on the Corporation Intercompany Facility and (viii) the payment of required REIT distributions.
ESH REIT’s long-term liquidity requirements consist of funds necessary to (i) complete future hotel renovations, including at those hotels which may rebrand to the Extended Stay America Premier Suites brand (ii) acquire additional hotel properties and/or other lodging companies, (iii) pay required REIT distributions, (iv) fund draws made by the Corporation on the Corporation Intercompany Facility, (v) repay any outstanding amounts under the ESH REIT Revolving Credit Facility and (vi) refinance (including prior to or in connection with debt maturity payments) the 2025 Notes, the ESH REIT Term Facility and the 2027 Notes maturing in May 2025, September 2026 and October 2027, respectively. See Note 7 to the condensed consolidated financial statements of ESH Hospitality, Inc., included in Item 1 of this combined quarterly report on Form 10-Q, for additional detail on ESH REIT’s debt obligations.
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
We expect that ESH REIT will need to refinance all or a portion of its outstanding debt, including the 2025 Notes, the ESH REIT Credit Facilities and the 2027 Notes, on or before maturity. See Note 7 to the condensed consolidated financial statements of ESH Hospitality, Inc., included in Item 1 of this combined quarterly report on Form 10-Q, for additional detail. We cannot assure you that ESH REIT will be able to refinance any of its debt on attractive terms at or before maturity, on commercially reasonable terms or at all.

As of March 31, 2021, the outstanding balance under the ESH REIT Revolving Credit Facility was $0 and available borrowing capacity was $350.0 million.
In August 2016, ESH REIT, as borrower, and the Corporation, as lender, entered into an unsecured intercompany credit facility (the “ESH REIT Intercompany Facility”). Under the ESH REIT Intercompany Facility, ESH REIT may borrow up to $300.0 million, plus additional amounts, in each case subject to certain conditions. There is no scheduled amortization under the facility and the facility matures in September 2026. As of March 31, 2021, the outstanding balance under the ESH REIT Intercompany Facility was $0.
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
Comparison of Three Months Ended March 31, 2021 and March 31, 2020
We had total cash, cash equivalents and restricted cash of $371.0 million and $725.0 million at March 31, 2021 and 2020, respectively. The following table summarizes the changes in our cash, cash equivalents and restricted cash as a result of operating, investing and financing activities for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	Change ($)
Cash provided by (used in):
Operating activities	$91,346	$92,285	$(939)
Investing activities	(8,513)	(53,623)	45,110
Financing activities	(121,745)	324,827	(446,572)
Effects of changes in exchange rate on cash and cash equivalents	—	(150)	150
Net (decrease) increase in cash and cash equivalents	$(38,912)	$363,339	$(402,251)
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled $91.3 million for the three months ended March 31, 2021, compared to $92.3 million for the three months ended March 31, 2020, a decrease of $0.9 million. The decrease in cash flows provided by operating activities was a result of a slight decline in hotel operating income, primarily due to a 5.5% decrease in ADR driven by the negative impact of the COVID-19 pandemic, partially offset by a 310 bps increase in occupancy.
Cash Flows used in Investing Activities
Cash flows used in investing activities totaled $8.5 million for the three months ended March 31, 2021, compared to $53.6 million for the three months ended March 31, 2020, a decrease of $45.1 million. The decrease in cash flows used in investing activities was due to a net decrease in investment in property and equipment, including development in process and intangible assets, of $24.1 million. In addition, cash flows used in investing activities decreased as a result of $21.9 million in proceeds received from the disposition of two hotels during the three months ended March 31, 2021, whereas no hotel properties were sold during the three months ended March 31, 2020.
Cash Flows (used in) provided by Financing Activities
Cash flows used in financing activities totaled $121.7 million for the three months ended March 31, 2021 compared to cash flows provided by financing activities of $324.8 million for the three months ended March 31, 2020. Cash flows used in financing activities changed due to a $439.7 million decrease in net proceeds received from financing transactions and an increase in Paired Share distributions of $37.1 million, partially offset by a $31.1 million decrease in Paired Share repurchases.
Sources and Uses of Cash – ESH REIT
The following cash flow table and comparisons are provided for ESH REIT:
Comparison of Three Months Ended March 31, 2021 and March 31, 2020
ESH REIT had total cash and cash equivalents of $288.0 million and $628.9 million at March 31, 2021 and 2020, respectively. The following table summarizes the changes in ESH REIT’s cash and cash equivalents as a result of operating, investing and financing activities for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	Change ($)
Cash provided by (used in):
Operating activities	$108,155	$108,295	$(140)
Investing activities	(6,682)	(52,957)	46,275
Financing activities	(189,199)	277,415	(466,614)
Net (decrease) increase in cash and cash equivalents	$(87,726)	$332,753	$(420,479)
Cash Flows provided by Operating Activities
Cash flows provided by operating activities totaled $108.2 million for the three months ended March 31, 2021 compared to $108.3 million for the three months ended March 31, 2020, a decrease of $0.1 million.
Cash Flows used in Investing Activities
Cash flows used in investing activities totaled $6.7 million for the three months ended March 31, 2021 compared to $53.0 million for the three months ended March 31, 2020, a decrease of $46.3 million. The decrease in cash flows used in investing activities was due to a $25.3 million net decrease in investment in property and equipment, including development in process and intangible assets. In addition, cash flows used in investing activities decreased as a result of $21.9 million in proceeds received from the disposition of two hotels during the three months ended March 31, 2021, whereas no hotel properties were sold during the three months ended March 31, 2020.
Cash Flows (used in) provided by Financing Activities
Cash flows used in financing activities totaled $189.2 million for the three months ended March 31, 2021 compared to cash flows provided by financing activities of $277.4 million for the three months ended March 31, 2020. Cash flows used in financing activities changed due a $350.0 million decrease in net proceeds received from financing transactions and an increase in ESH REIT Class A and Class B common distributions of $128.3 million, partially offset by a decrease of $11.4 million in ESH REIT Class B common stock repurchases.
Capital Expenditures
We maintain each of our hotels in good repair and condition and in conformity with applicable laws and regulations. The cost of all improvements and significant alterations are generally made with cash flow from operations. During the three months ended March 31, 2021 and 2020, the Company incurred capital expenditures, including development in process, of $30.4 million and $54.6 million, respectively. These capital expenditures related to development and construction in process, ordinary hotel capital improvements, investments in information technology and hotel renovations.
With respect to our current hotel renovation program, as of March 31, 2021, we have substantially completed renovations at 31 hotels for $71.7 million. We are currently in the process of performing renovations at three additional hotels, with total costs incurred to date of $7.9 million. After completion of the current renovation program, we generally expect each hotel to be on a seven to eight-year renovation cycle. We expect future hotel renovations to focus on strict underwriting standards intended to maximize returns on investment through the renovation of our highest potential assets, which may include renovations to conform certain existing, core-branded Extended Stay America Suites hotels to our new step-up brand, Extended Stay America Premier Suites.

Funding requirements for future capital expenditures, including hotel rebranding, hotel renovations, completing construction of new hotels we expect to own and operate, acquiring and converting existing hotels, will be significant and are expected to be provided primarily from cash flows generated from operations or, to the extent necessary, the Corporation or ESH REIT revolving credit facilities, including intercompany facilities and, in certain instances, proceeds from asset sales.
Our Indebtedness
As of March 31, 2021, the Company’s total indebtedness was $2.6 billion, net of unamortized deferred financing costs and debt discounts. ESH REIT’s total indebtedness at March 31, 2021 was $2.6 billion, net of unamortized deferred financing costs and debt discounts. See Note 7 to the condensed consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 1 of this quarterly report on Form 10-Q, for additional detail related to our debt obligations.
Critical Accounting Policies
Our discussion and analysis of our historical financial condition and results of operations is based on the Company’s and ESH REIT’s historical condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual results may differ significantly from these estimates and assumptions. We believe the following accounting policies, which are described in detail in Note 2 to each of the audited consolidated financial statements of Extended Stay America, Inc. and ESH Hospitality, Inc., included in Item 8 of the 2020 Form 10-K, require material subjective or complex judgments and have the most significant impact on the Company’s and ESH REIT’s financial condition and results of operations: property and equipment, investments, rental revenue recognition and income taxes. We evaluate estimates, assumptions and judgments on an ongoing basis, based on information that is then available to us, our experience and various matters that we believe are reasonable and appropriate for consideration under the circumstances.
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
The Corporation
The Corporation currently has limited exposure to market risk from changes in interest rates. As of March 31, 2021, the Corporation's variable rate debt consisted of $9.8 million drawn on its revolving credit facility. If market rates of interest were to fluctuate by 1.0%, interest expense would increase or decrease by $0.1 million annually, assuming that the amount of outstanding Corporation variable rate debt remains at $9.8 million.
ESH REIT
As of March 31, 2021, $621.4 million of ESH REIT’s outstanding gross debt of $2.7 billion had a variable interest rate. ESH REIT is a counterparty to an interest rate swap at a fixed rate of 1.175%. The notional amount of the interest rate swap as of March 31, 2021 was $50.0 million, and the swap matures in September 2021. The remaining $571.4 million of outstanding variable interest rate debt not subject to the interest rate swap remains subject to interest rate risk. If market rates of interest were to fluctuate by 1.0%, interest expense would increase or decrease by $5.7 million annually, assuming that the amount of outstanding ESH REIT unhedged variable interest rate debt remains at $571.4 million.

Item 4. Controls and Procedures
Controls and Procedures (Extended Stay America, Inc.)
Disclosure Controls and Procedures
As of March 31, 2021, Extended Stay America, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of Extended Stay America, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of Extended Stay America, Inc. concluded that the disclosure controls and procedures of Extended Stay America, Inc. were effective to ensure that information required to be disclosed in the reports that Extended Stay America, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of Extended Stay America, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Controls and Procedures (ESH Hospitality, Inc.)
Disclosure Controls and Procedures
As of March 31, 2021, ESH Hospitality, Inc. reviewed, under the direction of the Chief Executive Officer and Chief Financial Officer, the disclosure controls and procedures of ESH Hospitality, Inc., as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that review, the Chief Executive Officer and Chief Financial Officer of ESH Hospitality, Inc. concluded that the disclosure controls and procedures of ESH Hospitality, Inc. were effective to ensure that information required to be disclosed in the reports that ESH Hospitality, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of ESH Hospitality, Inc., including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
As of March 31, 2021, the following six purported class action lawsuits have been filed against the Company:

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
With respect to the Fair Credit Reporting Act violations alleged in the lawsuits described above, the parties reached a tentative settlement agreement in May 2019, which is subject to certain conditions, including court approval. During the second quarter of 2019, the Company recorded a payable and a corresponding insurance receivable for the amount of the tentative settlement. The expected resolution of the alleged Fair Credit Reporting Act violations in the lawsuits did not have, and is not expected to have, a material adverse impact on the Company’s condensed consolidated financial statements, results of operations or liquidity.
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
Item 1A. Risk Factors

In addition to the other information set forth in this combined quarterly report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our 2020 Form 10-K. These risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results. In addition to the risk factors previously disclosed in our 2020 Form 10-K, the following risks relate to the proposed Mergers:
Failure to consummate the proposed Mergers within the expected timeframe or at all could have a material adverse impact on our business, results of operations and financial condition.
There can be no assurance that the Mergers will be consummated. Consummation of the Mergers is subject to various conditions, including approval by certain United States regulatory authorities, approval by the Company’s shareholders, and other customary closing conditions. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all.
The Merger Agreement also provides that it may be terminated by the Company, on the one hand, or the Parent, on the other hand, under certain circumstances, and in certain specified circumstances the Company will be required to pay Parent a termination fee of $105 million. If we are required to make such payment, doing so may materially adversely affect our business, results of operations and financial condition.
There can be no assurance that a remedy will be available to us in the event of a breach of the Merger Agreement by Parent or its affiliates or that we will wholly or partially recover any damages incurred by us in connection with the proposed Mergers. In addition, we could be subject to litigation related to any failure to complete the Mergers or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement. A failed transaction may result in negative publicity and a negative impression of us among our customers or in the investment community or business community generally. Further, any disruptions to our business resulting from the announcement and pendency of the proposed Mergers, including any adverse changes in our relationships with our customers, partners, suppliers and employees, could continue or accelerate in the event of a failed transaction. Also, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Mergers, for which we will have received little or no benefit if the proposed Mergers are not completed. Many of these fees and costs will be payable by us even if the proposed Mergers are not completed and may relate to activities that we would not have undertaken other than to complete the proposed Mergers.
The announcement and pendency of the proposed Mergers may adversely affect our business, results of operations and financial condition.
Uncertainty about the effect of the proposed Mergers on our employees, customers and other parties may have an adverse effect on our business, results of operation and financial condition. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of or failure to consummate the proposed Mergers:
•the impairment of our ability to attract, retain and motivate our employees, including key personnel;
•the diversion of significant management time and resources towards the completion of the proposed Mergers that could otherwise have been devoted to pursuing other beneficial opportunities for us;
•difficulties maintaining relationships with customers, suppliers and other business partners;
•delays or deferments of certain business decisions by our customers, suppliers and other business partners;
•the inability to pursue alternative business opportunities or make appropriate changes to our business because the Merger Agreement requires us to conduct our business in the ordinary course consistent with past practice and not engage in certain types of transactions prior to the completion of the proposed Mergers;

•litigation relating to the proposed Mergers and the costs related thereto; and
•the incurrence of significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Mergers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuers and Affiliated Purchasers
No Paired Shares were repurchased during the three months ended March 31, 2021.
In December 2015, the Boards of Directors of the Corporation and ESH REIT authorized a combined Paired Share repurchase program. As a result of several increases in authorized amounts and program extensions, the combined Paired Share repurchase program currently authorizes the Corporation and ESH REIT to purchase up to $550 million in Paired Shares through December 31, 2021. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions or by other means (including through Rule 10b5-1 trading plans). As of March 31, 2021, $101.1 million remained under the combined Paired Share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description
10.1*
Agreement and Plan of Merger, dated as of March 14, 2021, by and among Eagle Parent Holdings L.P., Eagle Merger Sub 1 Corporation, Eagle Merger Sub 2 Corporation, Extended Stay America, Inc. and ESH Hospitality, Inc. (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 001-36190) filed March 16, 2021, and incorporated by reference herein).

10.2†
Offer Letter of Continued Employment between Extended Stay America, Inc., ESH Hospitality, Inc. and Bruce N. Haase dated as of February 8, 2021 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36190) filed February 9, 2021, and incorporated by reference herein).

10.3	Form of Letter Agreement (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36190) filed March 16, 2021, and incorporated by reference herein).
31.1**
Certification of the Chief Executive Officer of Extended Stay America, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**
Certification of the Chief Financial Officer of Extended Stay America, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3**
Certification of the Chief Executive Officer of ESH Hospitality, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4**
Certification of the Chief Financial Officer of ESH Hospitality, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**
Certification of the Chief Executive Officer and the Chief Financial Officer of Extended Stay America, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**
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

*    Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request: provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.
**    Filed herewith.
†    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

EXTENDED STAY AMERICA, INC.

Date: May 10, 2021	By:	/s/ Bruce N. Haase
Bruce N. Haase
President and Chief Executive Officer

Date: May 10, 2021	By:	/s/ David A. Clarkson
David A. Clarkson
Chief Financial Officer

ESH HOSPITALITY, INC.

Date: May 10, 2021	By:	/s/ Bruce N. Haase
Bruce N. Haase
President and Chief Executive Officer

Date: May 10, 2021	By:	/s/ David A. Clarkson
David A. Clarkson
Chief Financial Officer